Form 10-Q
period 1996-06-30
PACIFIC GREYSTONE CORP /DE/
filed 1996-08-01
CIK 920760

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

           /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1996

                                      or

          / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from________to________

                        Commission File Number:  1-11749

                         PACIFIC GREYSTONE CORPORATION
             (Exact name of registrant as specified in its charter)

       DELAWARE                                         95-4337490
(State of incorporation)                    (I.R.S Employer Identification No.)

                       6767 FOREST LAWN DRIVE, SUITE 300
                      LOS ANGELES, CALIFORNIA  90068-1027
                                (213) 436-6300
         (Address and telephone number of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

                             YES  /X/      NO  / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

The number of shares of common stock, par value $.01 per share, outstanding as of July 31, 1996 was 14,959,741.

                         PACIFIC GREYSTONE CORPORATION
                                   FORM 10-Q

                                     INDEX

                                                                     PAGE NUMBER
PART  I.   FINANCIAL INFORMATION

   Item 1. Financial Statements

           Consolidated Statements of Income -
           Three and Six Months Ended June 30, 1996 and 1995              3

           Consolidated Balance Sheets -
           June 30, 1996 and December 31, 1995                            4

           Consolidated Statement of Shareholders' Equity -
           Six Months Ended June 30, 1996                                 5

           Consolidated Statements of Cash Flows -
           Six Months Ended June 30, 1996 and 1995                        6

           Notes to Consolidated Financial Statements                     7

   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations                  11

PART II.   OTHER INFORMATION

   Item 4. Submission of Matters to a Vote of Security Holders            16
   Item 5. Other Information                                              16
   Item 6. Exhibits and Reports on Form 8-K                               16

SIGNATURES                                                                17

INDEX TO EXHIBITS                                                         18

Part I.   FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                         PACIFIC GREYSTONE CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
               (In thousands, except per share data - unaudited)


                                                    THREE MONTHS ENDED    SIX MONTHS ENDED
                                                          JUNE 30,            JUNE 30,
                                                    ------------------  -------------------
                                                      1996      1995      1996       1995
                                                    --------  --------  ---------  --------
Revenues                                            $ 92,112  $ 62,283  $ 155,647  $ 97,016
Cost of sales                                        (77,222)  (54,087)  (129,062)  (83,356)
                                                    --------  --------  ---------  --------
Gross margin                                          14,890     8,196     26,585    13,660
Equity in pretax (loss) income
 of unconsolidated joint ventures                        (86)    1,349       (234)    2,008
Selling, general and administrative expenses          (9,850)   (7,164)   (18,352)  (13,134)
Interest and other, net                                  174       334        333       705
                                                    --------  --------  ---------  --------
Pretax income                                          5,128     2,715      8,332     3,239
Income tax (provision) benefit                        (2,092)    3,204     (3,399)    3,204
                                                    --------  --------  ---------  --------
Net income                                          $  3,036  $  5,919  $   4,933  $  6,443
                                                    --------  --------  ---------  --------
                                                    --------  --------  ---------  --------
Pro forma earnings available
 to holders of common shares                        $  3,036  $  1,607  $   4,933  $  1,917
                                                    --------  --------  ---------  --------
                                                    --------  --------  ---------  --------
Pro forma earnings per share                        $   0.20  $   0.11  $    0.33  $   0.13
                                                    --------  --------  ---------  --------
                                                    --------  --------  ---------  --------
Pro forma weighted average
 number of shares outstanding                         14,960    14,960     14,960    14,960
                                                    --------  --------  ---------  --------
                                                    --------  --------  ---------  --------

                            SEE ACCOMPANYING NOTES

                         PACIFIC GREYSTONE CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)


                                    ASSETS


                                                            JUNE 30,    DECEMBER 31,
                                                              1996          1995
                                                           -----------  ------------
                                                           (UNAUDITED)
Cash and cash equivalents                                    $ 21,135     $ 41,254
Escrow proceeds receivable                                     10,213        8,040
Housing inventories                                           274,803      215,043
Deferred tax asset                                             12,472       15,498
Other assets                                                   10,864       10,135
                                                             ---------    ---------
    Total assets                                             $329,487     $289,970
                                                             ---------    ---------
                                                             ---------    ---------
                     LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Accounts payable and other liabilities                     $ 25,287     $ 26,738
  Notes payable                                                41,274       12,337
  Senior unsecured notes payable                              125,000      125,000
                                                             ---------    ---------
    Total liabilities                                         191,561      164,075
Shareholders' equity:
  Series A cumulative senior preferred stock                       --       44,747
  Series C cumulative convertible preferred stock                  --       20,000
  Common stock, $.01 par value; 35,000,000 shares
    authorized; 14,959,741 shares issued
    and outstanding in 1996                                       150           41
  Additional paid-in capital                                  132,482       27,898
  Retained earnings                                             5,294       33,209
                                                             ---------    ---------
    Total shareholders' equity                                137,926      125,895
                                                             ---------    ---------
      Total liabilities and shareholders' equity             $329,487     $289,970
                                                             ---------    ---------
                                                             ---------    ---------

                            SEE ACCOMPANYING NOTES

                         PACIFIC GREYSTONE CORPORATION

                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                          (In thousands - unaudited)


                                          SERIES A     SERIES C
                                         CUMULATIVE   CUMULATIVE
                                           SENIOR     CONVERTIBLE               ADDITIONAL
                                         PREFERRED    PREFERRED      COMMON      PAID-IN      RETAINED
                                           STOCK        STOCK        STOCK       CAPITAL      EARNINGS     TOTAL
                                         ----------   -----------    ------     ----------    --------   --------
Balance at January 1, 1996                $ 44,747      $ 20,000     $  41       $ 27,898     $ 33,209   $125,895
Stock split, 1.4282 to 1.00                     --            --        17            (17)          --         --
Initial public offering of common
 stock                                          --            --        46         54,270           --     54,316
Redemption of preferred stock              (44,747)           --        --             --           --    (44,747)
Payment of a portion of the accrued
 dividends on the Series A cumulative
 senior preferred stock through the
 issuance of common stock                       --            --        17         20,531      (20,548)        --
Conversion of the Series C cumulative
 convertible preferred stock including
 a portion of the accrued dividends
 into common stock                              --       (20,000)       29         29,800       (9,829)        --
Cash dividends paid on preferred  stocks        --            --        --             --       (2,471)    (2,471)
Net income                                      --            --        --             --        4,933      4,933
                                          ---------     ---------    -----       --------     --------   --------
Balance at June 30, 1996                  $     --      $     --     $ 150       $132,482     $  5,294   $137,926
                                         ---------     ---------     -----       --------     --------   --------
                                         ---------     ---------     -----       --------     --------   --------

                            SEE ACCOMPANYING NOTES

                         PACIFIC GREYSTONE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In thousands - unaudited)

                                                                      SIX MONTHS
                                                                    ENDED JUNE 30,
                                                                  ------------------
                                                                    1996      1995
                                                                  --------  --------
OPERATING ACTIVITIES:
Net income                                                        $  4,933  $  6,443
Adjustments to reconcile net income to net cash
  used in operating activities:
    Depreciation and amortization                                      414       344
    Reduction of deferred tax asset valuation allowance                 --    (4,500)
    Deferred portion of provision for income taxes                   3,026     1,296
    Equity in pretax loss (income) of unconsolidated
      joint ventures                                                   234    (2,008)
    Net changes in operating assets and liabilities:
      Escrow proceeds receivable                                    (2,173)   (5,744)
      Housing inventories                                          (54,161)  (10,218)
      Other assets                                                  (1,431)     (871)
      Accounts payable and accrued liabilities                      (1,451)   (3,679)
                                                                  --------  --------
Net cash used in operating activities                              (50,609)  (18,937)

INVESTING ACTIVITIES:
Distributions from unconsolidated joint ventures                        54     2,211
                                                                  --------  --------
Net cash provided by investing activities                               54     2,211

FINANCING ACTIVITIES:
Net proceeds from common stock issuance                             54,316        --
Redemption of preferred stock                                      (44,747)       --
Cash dividends paid on preferred stocks                             (2,471)       --
Net proceeds from (payments on) revolving credit facility           25,000    (3,000)
Proceeds from notes payable                                             --     3,495
Repayments of notes payable                                         (1,662)   (3,721)
                                                                  --------  --------
Net cash provided by (used in) financing activities                 30,436    (3,226)
                                                                  --------  --------
Net decrease in cash and cash equivalents                          (20,119)  (19,952)
Cash and cash equivalents at beginning of period                    41,254    36,026
                                                                  --------  --------
Cash and cash equivalents at end of period                        $ 21,135  $ 16,074
                                                                  --------  --------
                                                                  --------  --------
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid                                                 $    373  $     --
                                                                  --------  --------
                                                                  --------  --------
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Housing inventories acquired through seller financing             $  5,599  $  3,150
                                                                  --------  --------
                                                                  --------  --------


                            SEE ACCOMPANYING NOTES

                         PACIFIC GREYSTONE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   DESCRIPTION OF PACIFIC GREYSTONE CORPORATION

     Pacific Greystone Corporation (the "Company") is a leading regional builder of high quality, single family homes primarily targeted to first time and move-up homebuyers throughout Northern and Southern California, as well as Las Vegas, Nevada and Phoenix, Arizona. The Company also provides mortgage brokerage services to its customers.

     On June 20, 1996, the Company completed its initial public offering (the "Offering") and sold 5,000,000 shares of common stock, of which, 4,562,900 and 437,100 shares were sold by the Company and certain stockholders of the Company, respectively. The Offering was priced at $13.00 per share and the net proceeds were used to redeem the Series A cumulative senior preferred stock ("Series A Preferred") and the remainder to temporarily reduce amounts outstanding under the revolving credit facility.

     In connection with the Offering, the Company declared a dividend on the Series A Preferred equal to the accrued dividends thereon to the date of the closing of the Offering. The Company and holders of the Series A Preferred agreed that accrued dividends through March 31, 1996, aggregating approximately $20,548,000, would be paid through the issuance of common stock valued at a per share price equal to the initial offering price per share in the Offering less underwriting discounts and commissions. Dividends on the Series A Preferred from April 1, 1996 to the closing of the Offering, aggregating approximately $1,650,000, were paid in cash. In addition, all outstanding shares of the Series C cumulative convertible preferred stock ("Series C Preferred") plus accrued dividends thereon through March 31, 1996 were converted into common stock at a price equal to 80% of the initial offering price per share in the Offering. Dividends on the Series C Preferred from April 1, 1996 to the closing of the Offering, aggregating approximately $821,000, were paid in cash.

2.   BASIS OF PRESENTATION

     The accompanying consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required by generally accepted accounting principles for complete financial statements have been condensed or omitted. In the opinion of the Company's management, all adjustments, which include normal recurring accruals, considered necessary for a fair presentation have been included. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

     The Company historically has experienced, and expects to continue to experience, variability in quarterly sales and revenues. The consolidated results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the 1995 financial information to conform to the current period presentation.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates made by management relate primarily to warranty accruals, project budgets, and the valuation of certain real estate. Actual results could differ from those estimates.

                         PACIFIC GREYSTONE CORPORATION

                                  (Unaudited)

3.   STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 121

     The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" effective January 1, 1996. In accordance with this pronouncement, the Company records impairment losses on long-lived assets held and used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. The adoption of SFAS No. 121 had no impact on the Company's consolidated financial position and results of operations.

4.   PER SHARE DATA

     PRO FORMA EARNINGS PER SHARE
     Pro forma earnings available to holders of common shares for purposes of this calculation is historical pretax income less an assumed provision for income taxes at an effective tax rate of 40.8% and excludes the effect of the preferred dividend requirements.

     PRO FORMA WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
     Pro forma weighted average number of shares outstanding was calculated as if (a) the Offering was consummated on January 1, 1995 and (b) the changes in the capital structure discussed in Note 1 and Note 7 occurred on such date.

     HISTORICAL PER SHARE DATA
     Historical per share data calculated in accordance with Accounting Principles Board Opinion ("APB") No. 15 was not presented on the statements of income since such data was not considered relevant to the new common shareholders. In calculating historical per share data under APB No. 15, the preferred dividend requirements were deducted from net income and the weighted average number of shares outstanding were adjusted to give effect to the Offering and the stock split as discussed in Note 7. Historical per share data was $0.08 and ($0.02) for the three and six months ended June 30, 1996.

5.   HOUSING INVENTORIES

     As of June 30, 1996 and December 31, 1995, the finished homes and completed model portion of housing inventories was $62,917,000 and $52,519,000, respectively. An analysis of interest incurred is as follows:


                                                   THREE MONTHS ENDED      SIX MONTHS ENDED
                                                       JUNE 30,                JUNE 30,
                                                   ------------------     ------------------
                                                    1996       1995        1996       1995
                                                   -------    -------     -------    -------
Interest incurred                                  $ 4,715    $ 4,132     $ 8,627    $ 8,172
Less: interest capitalized                          (4,607)    (4,132)     (8,408)    (8,150)
                                                   -------    -------     -------    -------
Net interest expense                               $   108    $    --     $   219    $    22
                                                   -------    -------     -------    -------
                                                   -------    -------     -------    -------
Interest paid                                      $ 1,178    $   780     $ 8,481    $ 8,128
                                                   -------    -------     -------    -------
                                                   -------    -------     -------    -------
Amortization of capitalized interest
  included in cost of sales                        $ 4,184    $ 3,405     $ 6,264    $ 5,178
                                                   -------    -------     -------    -------
                                                   -------    -------     -------    -------

                         PACIFIC GREYSTONE CORPORATION

                                  (Unaudited)


6.   UNSECURED REVOLVING CREDIT FACILITY

     The terms under the unsecured revolving credit facility (the "Facility") as amended on April 10, 1996 provide for a total commitment not to exceed $100,000,000. The amendment extends the maturity date to July 31, 1999 and includes a provision for a 12-month amortization of outstanding principal starting July 31, 1998. The Facility provides for interest on borrowings at either the bank reference rate or the London Interbank Offered Rate plus an applicable spread based on the Company's senior long-term debt rating.

7.   STOCK SPLIT

     The Board of Directors authorized a 1.4282 to 1.00 stock split of the Company's common stock immediately prior to the Offering. The Company's par value of $.01 remained unchanged and an amount equal to the par value of the shares outstanding prior to the Offering has been transferred from additional paid-in capital to common stock. In addition, the authorized number of common shares were increased from 12,100,000 to 35,000,000 while the preferred shares were decreased from 7,100,000 to 5,000,000. All references in the financial statements to number of shares and per share amounts have been restated to reflect the stock split.

8.   STOCK OPTIONS

     The Company has a 1996 stock option and award plan (the "Plan") to grant options and other awards to employees. The Plan provides for the granting of a maximum of 825,000 shares subject to options or other awards. On June 20, 1996, 299,195 stock options were awarded to the certain executive officers of the Company pursuant to the Plan. These options are first exercisable on December 20, 1996 and expire on June 20, 2006. On June 24, 1996, additional options to purchase an aggregate of 295,000 shares were granted to other management of the Company. These options have a term of ten years and will vest in equal annual installments over three years. All stock options were granted at the initial offering price to the public in the Offering.

9.   SUPPLEMENTAL INFORMATION ON GREYSTONE HOMES, INC.

     Summarized consolidated financial information for Greystone Homes, Inc. ("Greystone") is presented below. In accordance with the Company's management agreement, corporate general and administrative expenses are allocated based upon the gross revenues of the companies. Such allocation of corporate general and administrative expenses is included in Greystone's selling, general and administrative expenses presented below.

                         PACIFIC GREYSTONE CORPORATION

                                  (Unaudited)


9.   SUPPLEMENTAL INFORMATION ON GREYSTONE HOMES, INC. (CONTINUED)

                      SUMMARY CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                     ASSETS

                                                                  JUNE 30,   DECEMBER 31,
                                                                    1996        1995
                                                                  --------   ------------
Cash and cash equivalents                                         $  5,177      $ 31,973
Escrow proceeds receivable                                          10,213         8,040
Housing inventories                                                274,803       215,043
Deferred tax asset                                                  12,472        15,498
Other assets                                                        10,489         9,668
                                                                  --------      ---------
    Total assets                                                  $313,154      $280,222
                                                                  --------      ---------
                                                                  --------      ---------
                       LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:
  Accounts payable and other liabilities                          $ 19,966      $ 21,200
  Intercompany payable to the Company                                2,679         2,314
  Notes payable                                                     41,274        12,337
  Senior unsecured notes payable                                   125,000       125,000
                                                                  --------      ---------
    Total liabilities                                              188,919       160,851
Shareholder's equity                                               124,235       119,371
                                                                  --------      ---------
    Total liabilities and shareholder's equity                    $313,154      $280,222
                                                                  --------      ---------
                                                                  --------      ---------

                   SUMMARY CONSOLIDATED STATEMENTS OF INCOME
                                 (In thousands)

                                                           THREE MONTHS         SIX MONTHS
                                                          ENDED JUNE 30,      ENDED JUNE 30,
                                                        ------------------  -------------------
                                                          1996      1995      1996       1995
                                                        --------  --------  ---------  --------
Revenues                                                $ 91,795  $ 61,994  $ 155,015  $ 96,590
Cost of sales                                            (77,222)  (54,087)  (129,062)  (83,356)
                                                        --------  --------  ---------  --------
Gross margin                                              14,573     7,907     25,953    13,234
Equity in pretax (loss) income
 of unconsolidated joint ventures                            (86)    1,349       (234)    2,008
Selling, general and administrative expenses              (9,559)   (6,866)   (17,723)  (12,592)
Interest and other, net                                      120       248        267       520
                                                        --------  --------  ---------  --------
Pretax income                                              5,048     2,638      8,263     3,170
Income tax (provision) benefit                            (2,092)    3,204     (3,399)    3,204
                                                        --------  --------  ---------  --------
Net income                                              $  2,956  $  5,842  $   4,864  $  6,374
                                                        --------  --------  ---------  --------
                                                        --------  --------  ---------  --------

     Greystone is a wholly owned subsidiary of the Company and is the obligor on the Senior Unsecured Notes Payable (the "Notes"). The Notes are fully and unconditionally guaranteed by the Company, except for certain subsidiaries of the Company which are considered inconsequential individually and in the aggregate to the Company on a consolidated basis. Separate financial statements and other related disclosures for Greystone are not presented, as the Company's management does not consider the information material to investors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     EXCEPT FOR HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS REPORT CONTAIN FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY. SUCH RISKS, UNCERTAINTIES AND OTHER FACTORS INCLUDE, BUT ARE NOT LIMITED TO, THOSE RISKS DISCUSSED HEREIN, CHANGES IN THE GENERAL ECONOMIC CONDITIONS, FLUCTUATIONS IN INTEREST RATES, INCREASES IN RAW MATERIALS AND LABOR COSTS, LEVELS OF COMPETITION AND OTHER FACTORS DESCRIBED IN DETAIL IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1995 AND OTHER DOCUMENTS FILED BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION FROM TIME TO TIME.

RESULTS OF OPERATIONS

     The following tables present certain selected operating data of the Company including unconsolidated joint ventures (dollar amounts in thousands).

                                                  THREE MONTHS ENDED   SIX MONTHS ENDED
                                                         JUNE 30,          JUNE 30,
                                                  ------------------   ------------------
                                                    1996      1995       1996      1995
                                                  --------   -------   --------  --------
OPERATING DATA:
Homes closed:
  Northern California                                  155       143        268       225
  Southern California                                  181       133        290       208
  Outside California                                    83        --        164        --
  Joint Ventures                                         2        47          5       117
                                                  --------   -------   --------  --------
    Total                                              421       323        727       550
                                                  --------   -------   --------  --------
                                                  --------   -------   --------  --------
Net new orders (net of cancellations):
  Northern California                                  209       180        397       332
  Southern California                                  224       172        422       276
  Outside California                                   210        --        315        --
  Joint Ventures                                         1        28          2        83
                                                  --------   -------   --------  --------
    Total                                              644       380      1,136       691
                                                  --------   -------   --------  --------
                                                  --------   -------   --------  --------
Backlog (at period end):
  Northern California                                  197       192
  Southern California                                  241       132
  Outside California                                   296        --
  Joint Ventures                                        --        19
                                                  --------   -------
    Total                                              734       343
                                                  --------   -------
                                                  --------   -------
Sales value of backlog (at period end)            $147,807   $84,997
                                                  --------   -------
                                                  --------   -------

     Operating results in the second quarter of 1996 benefited from the Company's expansion outside of California, as well as the improved market conditions within California, the Company's principal market. Housing revenues increased by 55% from the year-earlier period reflecting a 52% increase in the number of homes closed and a 17% increase in the average sales price in California. The gross margin percentage for the second quarter of 1996 was 16.2% compared to 13.2% in the year-earlier period. Pretax income for the second quarter of 1996 increased by 89% to $5.1 million compared to $2.7 million for the comparable prior year quarter. Total net new orders increased by 69% during the quarter ended June 30, 1996 over the comparable quarter in 1995 due principally to a greater number of active selling projects in the current period. At June 30, 1996, the Company's backlog of homes under contract was 734 units which was 114% above backlog level at June 30, 1995.

     The following table sets forth, for the periods indicated, certain income statement data as a percentage of total revenues:

                                                   THREE MONTHS      SIX MONTHS
                                                  ENDED JUNE 30,    ENDED JUNE 30,
                                                 ---------------   ---------------
                                                  1996     1995     1996     1995
                                                 ------   ------   ------   ------
Revenues                                         100.0%   100.0%   100.0%   100.0%
Cost of sales                                    (83.8)   (86.8)   (82.9)   (85.9)
                                                 -----    -----    -----    -----
Gross margin                                      16.2     13.2     17.1     14.1
Equity in pretax (loss) income
 of unconsolidated joint ventures                 (0.1)     2.2     (0.2)     2.0
Selling, general and administrative expenses     (10.7)   (11.5)   (11.8)   (13.5)
Interest and other, net                            0.2      0.5      0.2      0.7
                                                 -----    -----    -----    -----
Pretax income                                      5.6      4.4      5.3      3.3
                                                 -----    -----    -----    -----
Income tax (provision) benefit                    (2.3)     5.1     (2.2)     3.3
                                                 -----    -----    -----    -----
Net income                                         3.3%     9.5%     3.1%     6.6%
                                                 -----    -----    -----    -----
                                                 -----    -----    -----    -----


THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

     Total revenues for the three months ended June 30, 1996 increased to $92.1 million from $62.3 million for the three months ended June 30, 1995. Housing revenues for the quarter increased by $32.6 million to $91.6 million on 419 homes closed from $59.0 million on 276 homes closed in the year-earlier period, largely due to a 52% increase in the number of homes closed. For the quarter ended June 30, 1996, the Company's California operations produced strong operating results with housing revenues and homes closed increasing by 42% and 22%, respectively, as compared to the same period in 1995. The Company's diversification efforts outside of California, which include the Las Vegas and Phoenix acquisition in December 1995, contributed a combined 83 homes that resulted in total revenues of $7.9 million. The overall average sales price on homes closed increased to $219,000 for the quarter ended June 30, 1996 from $214,000 for the quarter ended June 30, 1995, largely reflecting a 17% increase in the average sales price in California offset by the lower-priced homes closed outside of California. There were no land sales for the second quarter of 1996 while the Company recorded land sales totaling $2.7 million in the second quarter of 1995.

     In the second quarter of 1996, the gross margin increased to $14.9 million as compared to $8.2 million for the same period in 1995. As a percentage of revenues, the Company's gross margin was 16.2% in the second quarter of 1996, up from 13.2% in the second quarter of 1995. The increase in the gross margin percentage reflected improved market conditions within California which were adversely affected in the second quarter of last year by inclement weather conditions.

     During the quarter ended June 30, 1996, the Company sold its remaining two joint venture housing units. For the three months ended June 30, 1996, joint ventures reported housing revenues of $0.4 million compared to $12.2 million for the same period in 1995. The decline was attributable to a 96% decrease in the number of joint venture closings as compared to the prior year's period. The Company may consider entering into joint venture arrangements in the future in areas of land scarcity or to diversify risk with capital intensive projects.

     Selling, general and administrative expenses as a percentage of revenues decreased to 10.7% for the second quarter of 1996 from 11.5% for the same period in 1995. Selling expenses as a percentage of revenues for the three months ended June 30, 1996 and 1995 were 5.8% and 6.2%, respectively. The percentage fluctuation in selling is primarily a result of lower advertising costs as a percentage of revenues in the current quarter as compared to the same period in 1995. In the second quarter of last year, the Company incurred increased advertising costs required to stimulate housing sales particularly in the Southern California region. General and administrative expenses as a percentage of revenues for the three months ended June 30, 1996 and 1995 were 4.9% and 5.3%, respectively. The reduction in general and administrative expenses as a percentage of revenues is largely attributable to the increased revenues in 1996.

     For the quarter ended June 30, 1996, interest and other, net decreased to $0.2 million from $0.3 million in the comparable period. Included in interest and other, net is interest incurred, less amounts capitalized to housing inventories; interest income; and minority interest in pretax income of a consolidated joint venture. Interest and other, net for the three months ended June 30, 1996 was similar to that in the comparable 1995 period.

     The Company's effective tax rate was 40.8% for the quarter ended June 30, 1996. For the quarter ended June 30, 1995, the Company reduced its deferred tax asset valuation allowance by $4.3 million as a result of increased visibility of anticipated future earnings. The net change after applying a 40% effective tax rate on pretax income for the quarter ended June 30, 1995 resulted in a $3.2 million tax benefit for the quarter.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

     Total revenues for the six months ended June 30, 1996 increased to $155.6 million from $97.0 million for the six months ended June 30, 1995, an increase of 60%, while homes closed increased to 722 from 433, an increase of 67%. Housing revenues and homes closed increased in both the Company's Northern and Southern California regions. The Company's expansion outside of California contributed a combined 164 homes that resulted in total revenues of $15.6 million. The Company's average sales price on homes closed for the six months ended June 30, 1996 and 1995 was flat at $215,000. This was due mainly to a 16% increase in the average sales price of homes closed in California offset entirely by the lower-priced homes closed outside of California. There were no land sales for the first six months of 1996 while the Company recorded land sales totaling $2.7 million for the first six months of 1995.

     The gross margin increased to $26.6 million or 17.1% of revenues for the six months ended June 30, 1996 from $13.7 million or 14.1% in the year-earlier period. The gross margin percentage has shown improvement as a result of changes in the product mix which produced a greater proportion of homes closed from new, higher margin projects in California. During the first half of last year, the gross margin percentage in California was negatively impacted by the severe rain conditions in early 1995.

     Joint ventures reported combined housing revenues of $1.0 million on five homes closed in the first six months of 1996 compared to $32.2 million on 117 homes closed for the same period in 1995. For the six months ended June 30, 1996, the Company had a $0.2 million equity loss on its unconsolidated joint ventures compared to a $2.0 million pretax profit in the prior year's period. This decrease can largely be attributed to the lower number of joint venture closings and approximately $0.9 million included in the second quarter of last year from the completion of a joint venture project.

     Selling, general and administrative expenses as a percentage of revenues decreased to 11.8% for the first half of 1996 from 13.5% for the same period in 1995. Selling expenses as a percentage of revenues for the six months ended June 30, 1996 and 1995 were 6.0% and 6.6%, respectively. The decline in selling expenses as a percentage of revenues is principally attributable to increased advertising costs as a percentage of revenues during 1995, as well as a higher 1996 revenue base. General and administrative expenses as a percentage of revenues for the six months ended June 30, 1996 and 1995 were 5.8% and 6.9%, respectively. The reduction in general and administrative expenses as a percentage of revenues is largely attributable to the increased revenues in 1996.

     The Company's effective tax rate was 40.8% for the six months ended June 30, 1996. For the six months ended June 30, 1995, the Company reduced its deferred tax asset valuation allowance by $4.5 million as a result of increased visibility of anticipated future earnings. The net change after applying a 40% effective tax rate on pretax income for the six months ended June 30, 1995 resulted in a $3.2 million tax benefit for the period.

LIQUIDITY AND CAPITAL RESOURCES

     Entering 1996, management's outlook for California's housing markets turned more positive and, as a result, the Company increased the number of active selling projects in California. During the first six months of 1996, the Company raised its housing inventory level through the acquisition of 17 residential projects which included the Company's expansion efforts outside of California. As a result, the Company's housing inventory increased 28% to $274.8 million at June 30, 1996 from $215.0 million at December 31, 1995. At June 30, 1996, the Company had 39 active selling projects which represented a 35% increase since December 1995.

     On June 20, 1996, the Company successfully completed its Offering of 5,000,000 shares of common stock. The net proceeds from the Offering were used to redeem the Series A Preferred and the remainder to temporarily reduce amounts outstanding under the Facility. At June 30, 1996, the Company's ratio of debt to total capital was 55%.

     At June 30, 1996, the Company's debt to equity ratio increased to 1.21 to 1.00 from 1.09 to 1.00 at the beginning of 1996. The increase was largely a result of the increased level of borrowings associated with the new projects acquired in the first six months of 1996. The Company also improved its inventory turnover ratio for the 12 months ended June 30, 1996 to 1.24 from 1.04 for the comparable period last year. This is due primarily to the increased number of homes closed during the first six months of 1996 as compared to the same period in 1995, as well as the Company's efforts to closely monitor its housing inventory level.

     The Company's principal cash requirements are for the acquisition, development, construction and marketing of its residential projects. Historically, these activities have been financed through internally generated operating results and external sources of debt and equity financing.

     The Company's operating activities for the first six months of 1996 and 1995 used $50.6 million and $18.9 million in cash, respectively. For the six months ended June 30, 1996, the Company used cash to fund the following:
$54.2 million in housing inventories; $2.2 million in escrow proceeds receivable; $1.4 million in other assets; and $1.4 million in accounts payable and accrued liabilities. The use of cash was partially offset by 1996 six months' earnings of $4.9 million and various noncash adjustments from net income totaling $3.7 million.

     For the six months ended June 30, 1995, cash was used in operating activities for a net investment of $10.2 million in housing inventories; $5.7 million in escrow proceeds receivable; $0.9 million in other assets; and $3.7 million in accounts payable and accrued liabilities. The use of cash was partially offset by 1995 six months' earnings of $6.4 million and various noncash adjustments from net income totaling $4.8 million. Housing inventories increased as the Company purchased new projects and continued its construction development on existing projects.

     Cash provided by investing activities was primarily distributions received from the Company's investment in unconsolidated joint ventures totaling $0.1 million and $2.2 million in the first six months of 1996 and 1995, respectively.

    Net cash flow received from financing activities in the first half of 1996 was $30.4 million while financing activities in the first half of 1995 provided net cash flows of $3.2 million. In the first six months of 1996, the sources of financing were primarily the Offering and the Facility providing net proceeds of $54.3 million and $25.0 million, respectively. For the six months ended June 30, 1995, cash was used largely to reduce the Facility's outstanding borrowings to zero and to repay existing indebtedness, as a result of the Company's strategy of maintaining liquidity. As the Company continues to expand in its existing markets and evaluates opportunities to enter new markets, it may be required to seek additional capital in the form of equity or debt financing.

     On April 10, 1996, the Company increased its Facility commitment to $100 million from $60 million. The amended Facility also provides for lower borrowing and administrative costs. Participants in the amended Facility include Bank of America NT&SA; Guaranty Federal Bank, F.S.B.; and Bank of Boston. The amended Facility extends the maturity date to July 31, 1999 and includes a provision for a 12-month amortization of outstanding principal starting July 31, 1998. Interest on borrowings is based on the bond rating on the Notes which was upgraded to B1 by Moody's Investors Service on June 3, 1996. See Note 6 to the Consolidated Financial Statements.

     At June 30, 1996, approximately $48.2 million was available for future use under the provisions of the amended Facility. The Notes and the Facility, as well as other construction and development loans, contain certain restrictive covenants including limitations on additional indebtedness, minimum liquidity and net worth requirements and limitations on the amount of debt to equity. The indentures with respect to the Notes limit the ability of Greystone to pay cash dividends or make loans and advances to the Company. At June 30, 1996, under the terms of the indentures, Greystone could pay cash dividends or make loans or advances to the Company in an amount of $34 million. The Notes are fully and unconditionally guaranteed by the Company.

     In the normal conduct of the Company's business, it guarantees on an unsecured basis certain debt obligations of its joint ventures of which it is the general partner. Generally these obligations are pro rata with the other partners and the underlying obligations are secured by the assets of the joint venture. At June 30, 1996, the Company had no liability for such obligations. The indentures with respect to the Notes and the Facility impose restrictions on the amount of such guarantees and obligations.

     The Company has utilized, and will continue to utilize, options as a method of controlling and subsequently acquiring land. By controlling land, through options on the future discretionary purchase of land, the Company attempts to minimize its cash outlays and reduce its risk from changing market conditions. While the Company attempts to prudently manage its acquisition and development of residential lots, the development of such projects can have a negative impact on liquidity due to the timing of acquisition and development activities. The Company believes that cash on hand, cash generated from operations and funds available under the Facility will be sufficient to meet the Company's working capital and capital expenditure requirements for at least the next 18 months. Currently, the Company does not have any material commitments for capital expenditures.

BACKLOG

     Backlog excluding unconsolidated joint ventures at June 30, 1996 consisted of 734 units with an aggregate sales value of $147.8 million, representing 127% and 84% increases, respectively, over comparable figures at June 30, 1995. The Company's Southern California region provided strong growth in backlog levels with the sales value increasing by 92% to $59.8 million on 241 units at June 30, 1996 from $31.2 million on 132 units at June 30, 1995. This growth reflected a 53% increase in net new orders in the first half of 1996 compared to the first half of 1995. The Company's operations outside of California contributed a combined 296 sales in backlog with an aggregate sales value of $35.0 million.

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENT

     The adoption of SFAS No. 121 has caused several publicly traded homebuilders to write-off significant portions of their land inventory value. From inception, the Company has implemented conservative land acquisition policies designed to reduce the risks associated with changing market conditions. Prior to the adoption of SFAS No. 121, the Company reviewed its housing inventory, on a periodic basis, and recorded net realizable value adjustments to specific projects as considered necessary. As a result, the Company's implementation of SFAS No. 121 effective January 1, 1996 had no impact on the Company's consolidated financial position and results of operations.

PART II.   OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At June 10, 1996, the shareholders by unanimous written consent (1) approved the Restated Certificate of Incorporation, (2) approved the amended Bylaws of the Company, (3) approved the election of directors, including the classification of directors, (4) approved the amendment to the 1995 Eligible Directors' Stock Option Plan, (5) approved the 1996 Stock Option and Award Plan, (6) approved the grant of 299,195 stock options to certain executive officers of the Company under the 1996 Stock Option and Award Plan as approved in (5) above, (7) approved the 1996 Employee Stock Purchase Plan,
(8) ratified and approved the employment agreements with Jack R. Harter and Antonio B. Mon, and (9) approved agreements with the holders of the Series A Preferred and Series C Preferred as described in Note 1 to Consolidated Financial Statements.

ITEM 5. OTHER INFORMATION

     Subsequent to the Offering, the Company filed registration statements on Form S-8 pertaining to the Amended and Restated 1995 Eligible Directors' Stock Option Plan, 1996 Employee Stock Option and Award Plan and 1996 Employee Stock Purchase Plan.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
- --------

  3.1    Restated Certificate of Incorporation of the Company.

  3.2    Bylaws of the Company.

  3.3    Amendments to the Bylaws of the Company.

  9.1    Termination of Voting Trust Agreement.

  10.1   Agreement between the Company and Warburg, Pincus Investors, L.P.

  10.2 Amended and Restated 1995 Eligible Directors' Stock Option Plan, filed as an exhibit to the Company's registration statement No. 333-07117 on Form S-8 dated June 28, 1996, and incorporated by reference herein.

  10.3 1996 Employee Stock Option and Award Plan, filed as an exhibit to the Company's registration statement No. 333-07115 on Form S-8 dated June 28, 1996, and incorporated by reference herein.

  10.4 1996 Employee Stock Purchase Plan, filed as an exhibit to the Company's registration statement No. 333-06985 on Form S-8 dated June 27, 1996, and incorporated by reference herein.

  27     Financial Data Schedule.

Reports on Form 8-K
- -------------------
No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     PACIFIC GREYSTONE CORPORATION

August 1, 1996                       /s/ Jack R. Harter
                                     -----------------------------------------
                                     Jack R. Harter
                                     Chairman, President and Chief
                                     Executive Officer

August 1, 1996                       /s/ Antonio B. Mon
                                     -----------------------------------------
                                     Antonio B. Mon
                                     Vice Chairman and Chief Financial Officer

                              INDEX TO EXHIBITS


                                                                    SEQUENTIALLY
EXHIBIT                                                               NUMBERED
NUMBER                            DESCRIPTION                           PAGE
- -------                           -----------                       ------------
  3.1     Restated Certificate of Incorporation of the Company.

  3.2     Bylaws of the Company.

  3.3     Amendments to the Bylaws of the Company.

  9.1     Termination of Voting Trust Agreement.

  10.1    Agreement between the Company and Warburg, Pincus
          Investors, L.P.

  27      Financial Data Schedule.