Form 10-Q
period 1996-09-30
PACIFIC GREYSTONE CORP /DE/
filed 1996-11-04
CIK 920760

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

               [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended SEPTEMBER 30, 1996

                                          or

               [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
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

                   YES      X          NO
                      --------------     --------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

The number of shares of common stock, par value $.01 per share, outstanding as of October 31, 1996 was 14,959,741.

                            PACIFIC GREYSTONE CORPORATION
                                      FORM 10-Q

                                        INDEX




                                                                     PAGE NUMBER
                                                                     -----------
PART  I.   FINANCIAL INFORMATION

  Item 1. Financial Statements

          Consolidated Statements of Income -
          Three and Nine Months Ended September 30, 1996 and 1995          3

          Consolidated Balance Sheets -
          September 30, 1996 and December 31, 1995                         4

          Consolidated Statement of Shareholders' Equity -
          Nine Months Ended September 30, 1996                             5

          Consolidated Statements of Cash Flows -
          Nine Months Ended September 30, 1996 and 1995                    6

          Notes to Consolidated Financial Statements                       7

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations                   11

PART II.   OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                               16

SIGNATURES                                                                17

INDEX TO EXHIBITS                                                         18

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                            PACIFIC GREYSTONE CORPORATION

                          CONSOLIDATED STATEMENTS OF INCOME
                  (In thousands, except per share data - unaudited)


                                                          THREE MONTHS                   NINE MONTHS
                                                       ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                  ---------------------------   ---------------------------
                                                      1996           1995           1996           1995
                                                  ------------    ------------  ------------   ------------
Revenues                                         $  112,546      $  77,595     $  267,561     $  174,611
Cost of sales                                       (93,023)       (65,060)      (222,085)      (148,416)
                                                  ------------    ------------  ------------   ------------
Gross margin                                         19,523         12,535         45,476         26,195
Equity in pretax (loss) income
  of unconsolidated joint ventures                        -           (189)          (234)         1,819
Selling, general and administrative expenses        (11,191)        (8,438)       (28,940)       (21,572)
Interest and other, net                                 507            292            869            997
                                                  ------------    ------------  ------------   ------------
Pretax income                                         8,839          4,200         17,171          7,439
Income tax (provision) benefit                       (3,607)        (1,680)        (7,006)         1,524
                                                  ------------    ------------  ------------   ------------
Net income                                       $    5,232      $   2,520     $   10,165      $   8,963
                                                  ------------    ------------  ------------   ------------
                                                  ------------    ------------  ------------   ------------


Pro forma earnings                               $    5,232      $   2,486     $   10,165      $   4,404
                                                  ------------    ------------  ------------   ------------
                                                  ------------    ------------  ------------   ------------
Pro forma earnings per share                     $     0.35      $    0.17     $     0.68      $    0.29
                                                  ------------    ------------  ------------   ------------
                                                  ------------    ------------  ------------   ------------
Pro forma weighted average
  number of shares outstanding                       14,960         14,960         14,960         14,960
                                                  ------------    ------------  ------------   ------------
                                                  ------------    ------------  ------------   ------------

                                SEE ACCOMPANYING NOTES

                            PACIFIC GREYSTONE CORPORATION

                             CONSOLIDATED BALANCE SHEETS
                          (In thousands, except share data)


                                        ASSETS
                                                    SEPTEMBER 30,  DECEMBER 31,
                                                       1996           1995
                                                    -------------  ------------
                                                    (UNAUDITED)
Cash and cash equivalents                            $  11,743      $  41,254
Escrow proceeds receivable                              10,310          8,040
Housing inventories                                    299,455        215,043
Deferred tax asset                                       8,939         15,498
Other assets                                            11,224         10,135
                                                    -------------  ------------
  Total assets                                       $ 341,671      $ 289,970
                                                    -------------  ------------
                                                    -------------  ------------

                         LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Accounts payable and other liabilities             $  24,920      $  26,738
  Notes payable                                         48,593         12,337
  Senior unsecured notes payable                       125,000        125,000
                                                    -------------  ------------
    Total liabilities                                  198,513        164,075

Shareholders' equity:
  Series A cumulative senior preferred stock                 -         44,747
  Series C cumulative convertible preferred stock            -         20,000
  Common stock, $.01 par value; 35,000,000 shares
    authorized; 14,959,741 shares issued and
    outstanding in 1996                                    150             41
  Additional paid-in capital                           132,482         27,898
  Retained earnings                                     10,526         33,209
                                                    -------------  ------------
    Total shareholders' equity                         143,158        125,895
                                                    -------------  ------------
      Total liabilities and shareholders' equity     $ 341,671      $ 289,970
                                                    -------------  ------------
                                                    -------------  ------------

                                SEE ACCOMPANYING NOTES

                            PACIFIC GREYSTONE CORPORATION

                    CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                              (In thousands - unaudited)


                                             SERIES A      SERIES C
                                            CUMULATIVE    CUMULATIVE
                                              SENIOR      CONVERTIBLE                   ADDITIONAL
                                            PREFERRED      PREFERRED        COMMON       PAID-IN        RETAINED
                                              STOCK          STOCK          STOCK        CAPITAL        EARNINGS        TOTAL
                                           ------------   -----------     ----------   -----------     ----------    -----------
Balance at January 1, 1996                 $ 44,747       $ 20,000          $  41      $  27,898       $ 33,209      $ 125,895
Stock split, 1.4282 to 1.00                       -              -             17            (17)             -              -
Initial public offering of common stock           -              -             46         54,270              -         54,316
Redemption of preferred stock               (44,747)             -              -              -              -        (44,747)
Payment of a portion of the accrued
    dividends on the Series A cumulative
    senior preferred stock through
    the issuance of common stock                  -              -             17         20,531        (20,548)             -
Conversion of the Series C cumulative
    convertible preferred stock
    including a portion of the accrued
    dividends into common stock                   -        (20,000)            29         29,800         (9,829)             -
Cash dividends paid on preferred stocks           -              -              -              -         (2,471)        (2,471)
Net income                                        -              -              -              -         10,165         10,165
                                           ------------   -----------     ----------   -----------     ----------    -----------
Balance at September 30, 1996              $      -       $      -          $ 150      $ 132,482       $ 10,526      $ 143,158
                                           ------------   -----------     ----------   -----------     ----------    -----------
                                           ------------   -----------     ----------   -----------     ----------    -----------

                                SEE ACCOMPANYING NOTES

                            PACIFIC GREYSTONE CORPORATION

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands - unaudited)
                                                                NINE MONTHS
                                                             ENDED SEPTEMBER 30,
                                                              1996        1995
                                                           ----------  ---------
OPERATING ACTIVITIES:
Net income                                                $  10,165   $  8,963
Adjustments to reconcile net income to net cash
  used in operating activities:
    Depreciation and amortization                               671        563
    Reduction of deferred tax asset valuation allowance           -     (4,500)
    Deferred portion of provision for income taxes            6,559      2,976
    Equity in pretax loss (income) of unconsolidated
      joint ventures                                            234     (1,819)
    Net changes in operating assets and liabilities:
      Escrow proceeds receivable                             (2,270)    (1,798)
      Housing inventories                                   (77,603)   (11,555)
      Other assets                                           (2,007)    (1,195)
      Accounts payable and accrued liabilities               (1,818)    (2,877)
                                                           ----------  ---------
Net cash used in operating activities                       (66,069)   (11,242)

INVESTING ACTIVITIES:
Distributions from unconsolidated joint ventures                 13      3,326
                                                           ----------  ---------
Net cash provided by investing activities                        13      3,326

FINANCING ACTIVITIES:
Net proceeds from common stock issuance                      54,316          -
Redemption of preferred stock                               (44,747)         -
Cash dividends paid on preferred stocks                      (2,471)         -
Net proceeds from (payments on) revolving credit facility    37,000     (3,000)
Proceeds from notes payable                                       -      4,593
Repayments of notes payable                                  (7,553)   (11,449)
                                                           ----------  ---------
Net cash provided by (used in) financing activities          36,545     (9,856)
                                                           ----------  ---------
Net decrease in cash and cash equivalents                   (29,511)   (17,772)
Cash and cash equivalents at beginning of period             41,254     36,026
                                                           ----------  ---------
Cash and cash equivalents at end of period                $  11,743   $ 18,254
                                                           ----------  ---------
                                                           ----------  ---------

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid                                         $     447   $      -
                                                           ----------  ---------
                                                           ----------  ---------

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Housing inventories acquired through seller financing     $   6,809   $  3,150
                                                           ----------  ---------
                                                           ----------  ---------

                                SEE ACCOMPANYING NOTES

                            PACIFIC GREYSTONE CORPORATION

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)

1.  DESCRIPTION OF PACIFIC GREYSTONE CORPORATION

    Pacific Greystone Corporation (the "Company") is a leading regional builder of high quality, single family homes primarily targeted to first time and move-up homebuyers throughout Northern and Southern California, as well as Las Vegas and Phoenix. The Company also provides mortgage brokerage services to its customers.

    On June 20, 1996, the Company completed its initial public offering (the "Offering") and sold 5,000,000 shares of common stock, of which 4,562,900 and 437,100 shares were sold by the Company and certain stockholders of the Company, respectively. The Offering was priced at $13.00 per share and the net proceeds were used to redeem the Series A cumulative senior preferred stock ("Series A Preferred") and the remainder to temporarily reduce amounts outstanding under the revolving credit facility.

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

    The Company historically has experienced, and expects to continue to experience, variability in quarterly sales and revenues. The consolidated results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the 1995 financial information to conform to the current period presentation.

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

                            PACIFIC GREYSTONE CORPORATION

                                      (Unaudited)

3.  STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 121

    The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" effective January 1, 1996. In accordance with this pronouncement, the Company records impairment losses on long-lived assets held and used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. The adoption of SFAS No. 121 had no impact on the Company's consolidated financial position and results of operations in the current period.

4.  PER SHARE DATA

    PRO FORMA EARNINGS
    Pro forma earnings for purposes of this calculation is historical pretax income less an assumed provision for income taxes at an effective tax rate of 40.8% and excludes the effect of the preferred dividend requirements.

    PRO FORMA WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
    Pro forma weighted average number of shares outstanding was calculated as if (a) the Offering was consummated on January 1, 1995 and (b) the changes in the capital structure discussed in Note 1 and Note 7 occurred on such date.

    HISTORICAL PER SHARE DATA
    Historical per share data calculated in accordance with Accounting Principles Board Opinion ("APB") No. 15 was not presented on the statements of income since such data was not considered relevant to the new common shareholders. In calculating historical per share data under APB No. 15, the preferred dividend requirements were deducted from net income and the weighted average number of shares outstanding were adjusted to give effect to the Offering and the stock split as discussed in Note 7. Historical per share data was $0.35 and $0.55 for the three and nine months ended September 30, 1996.

5.  HOUSING INVENTORIES

    As of September 30, 1996 and December 31, 1995, the finished homes and completed model portion of housing inventories was $62,730,000 and $52,519,000, respectively. An analysis of interest incurred is as follows:

                                         THREE MONTHS         NINE MONTHS
                                      ENDED SEPTEMBER 30,  ENDED SEPTEMBER 30,
                                      -------------------  -------------------
                                        1996      1995      1996      1995
                                      ---------  --------  ---------  --------
                                                 (IN THOUSANDS)
Interest incurred                    $ 4,554    $ 3,824   $ 13,181   $ 11,996
Less: interest capitalized            (4,486)    (3,760)   (12,894)   (11,910)
                                      ---------  --------  ---------  --------
Net interest expense                 $    68    $    64   $    287      $  86
                                      ---------  --------  ---------  --------
                                      ---------  --------  ---------  --------
Interest paid                        $ 8,059    $ 7,421   $ 16,540   $ 15,549
                                      ---------  --------  ---------  --------
                                      ---------  --------  ---------  --------
Amortization of capitalized interest
 included in cost of sales           $ 5,092    $ 4,736   $ 11,356   $  9,909
                                      ---------  --------  ---------  --------
                                      ---------  --------  ---------  --------

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

7.  STOCK SPLIT

    The Board of Directors authorized a 1.4282 to 1.00 stock split of the Company's common stock immediately prior to the Offering. The Company's par value of $.01 remained unchanged and an amount equal to the par value of the shares outstanding prior to the Offering has been transferred from additional paid-in capital to common stock. In addition, the authorized number of common shares were increased from 5,000,000 to 35,000,000 while the preferred shares were decreased from 7,100,000 to 5,000,000. All references in the financial statements to number of shares and per share amounts have been restated to reflect the stock split.

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

                            PACIFIC GREYSTONE CORPORATION

                                     (Unaudited)

9.  SUPPLEMENTAL INFORMATION ON GREYSTONE HOMES, INC. (CONTINUED)

                         SUMMARY CONSOLIDATED BALANCE SHEETS

                                        ASSETS
                                                  SEPTEMBER 30,  DECEMBER 31,
                                                      1996          1995
                                                  -------------  ------------
                                                        (IN THOUSANDS)
Cash and cash equivalents                        $    4,949     $   31,973
Escrow proceeds receivable                           10,310          8,040
Housing inventories                                 299,455        215,043
Deferred tax asset                                    8,939         15,498
Other assets                                         10,763          9,668
                                                  -------------  ------------
    Total assets                                 $  334,416     $  280,222
                                                  -------------  ------------
                                                  -------------  ------------

                         LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:
    Accounts payable and other liabilities       $   18,518     $   21,200
    Intercompany payable to the Company               2,987          2,314
    Notes payable                                    48,593         12,337
    Senior unsecured notes payable                  125,000        125,000
                                                  -------------  ------------
         Total liabilities                          195,098        160,851

Shareholder's equity                                139,318        119,371
                                                  -------------  ------------
    Total liabilities and shareholder's equity   $  334,416     $  280,222
                                                  -------------  ------------
                                                  -------------  ------------

                      SUMMARY CONSOLIDATED STATEMENTS OF INCOME

                                                       THREE MONTHS                   NINE MONTHS
                                                    ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                -------------------------     -------------------------
                                                   1996            1995          1996           1995
                                               ----------     ----------     ----------     ----------
                                                                     (IN THOUSANDS)
Revenues                                       $  112,546     $   77,292     $  267,561     $  173,882
Cost of sales                                     (93,023)       (65,060)      (222,085)      (148,416)
                                               ----------     ----------     ----------     ----------
Gross margin                                       19,523         12,232         45,476         25,466
Equity in pretax (loss) income
  of unconsolidated joint ventures                      -           (189)          (234)         1,819
Selling, general and administrative expenses      (11,173)        (8,056)       (28,896)       (20,648)
Interest and other, net                               340            202            607            722
                                               ----------     ----------     ----------     ----------
Pretax income                                       8,690          4,189         16,953          7,359
Income tax (provision) benefit                     (3,607)        (1,680)        (7,006)         1,524
                                               ----------     ----------     ----------     ----------
Net income                                     $    5,083     $    2,509     $    9,947     $    8,883
                                               ----------     ----------     ----------     ----------
                                               ----------     ----------     ----------     ----------


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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    EXCEPT FOR HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED
IN THIS REPORT CONTAIN FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY. SUCH RISKS, UNCERTAINTIES AND OTHER FACTORS INCLUDE, BUT ARE NOT LIMITED TO, THOSE RISKS DISCUSSED HEREIN, CHANGES IN THE GENERAL ECONOMIC CONDITIONS, FLUCTUATIONS IN INTEREST RATES, INCREASES IN LABOR AND RAW MATERIAL COSTS, LABOR SHORTAGES, INCLEMENT WEATHER CONDITIONS, LEVELS OF COMPETITION AND OTHER FACTORS DESCRIBED IN DETAIL IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1995 AND OTHER DOCUMENTS FILED BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION FROM TIME TO TIME.

RESULTS OF OPERATIONS

    The following tables present certain selected operating data of the Company including unconsolidated joint ventures (dollar amounts in thousands).

                                                    THREE MONTHS                  NINE MONTHS
                                                 ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                             -------------------------     -------------------------
OPERATING DATA:                                  1996           1995           1996           1995
                                            ----------     ----------     ----------     ----------
Homes closed:
    Northern California                            154            183            422            408
    Southern California                            222            117            512            325
    Outside California                             148              -            312              -
                                            ----------     ----------     ----------     ----------
         Total                                     524            300          1,246            733
                                            ----------     ----------     ----------     ----------
                                            ----------     ----------     ----------     ----------
    Joint Ventures                                   -             22              5            139
                                            ----------     ----------     ----------     ----------
                                            ----------     ----------     ----------     ----------

Net new orders (net of cancellations):
    Northern California                            207            196            604            528
    Southern California                            189            168            611            444
    Outside California                             192              -            507              -
                                            ----------     ----------     ----------     ----------
         Total                                     588            364          1,722            972
                                            ----------     ----------     ----------     ----------
                                            ----------     ----------     ----------     ----------
    Joint Ventures                                   -             19              2            102
                                            ----------     ----------     ----------     ----------
                                            ----------     ----------     ----------     ----------

Backlog (at period end):
    Northern California                            250            205
    Southern California                            208            183
    Outside California                             340              -
                                            ----------     ----------
                                            ----------     ----------
         Total                                     798            388
                                            ----------     ----------
                                            ----------     ----------
    Joint Ventures                                   -             16
                                            ----------     ----------
                                            ----------     ----------

Sales value of backlog (at period end)      $  172,576     $  105,918
                                            ----------      ---------
                                            ----------      ---------


    Net income for the third quarter of 1996 was $5.2 million or $0.35 per share, up from $2.5 million or $0.17 per share. Earnings per share was calculated on a pro forma basis assuming the total number of common shares outstanding subsequent to the Company's initial public offering and a 40.8% tax rate for both periods. The strong performance was driven by improved margins, particularly in Southern California, a greater number of projects from which the Company was delivering homes and the Company's expansion outside of California. The Company's ratio of selling, general and administrative expenses ("SG&A") to total revenues declined to 9.9% in the current quarter from 10.9% in the comparable quarter in 1995. At September 30, 1996, the backlog of homes under contract excluding unconsolidated joint ventures amounted to 798 units with an aggregate sales value of $172.6 million, representing 106% and 69% increases, respectively, over comparable figures at September 30, 1995.

    The following table sets forth, for the periods indicated, certain income statement data as a percentage of total revenues:

                                                        THREE MONTHS         NINE MONTHS
                                                     ENDED SEPTEMBER 30,  ENDED SEPTEMBER 30,
                                                     ------------------   ------------------
                                                       1996       1995      1996       1995
                                                    -------    -------   -------    -------
Revenues                                             100.0%     100.0%    100.0%     100.0%
Cost of sales                                        (82.7)     (83.8)    (83.0)     (85.0)
                                                    -------    -------   -------    -------
Gross margin                                          17.3       16.2      17.0       15.0
Equity in pretax income (loss)
    of unconsolidated joint ventures                   0.0       (0.2)     (0.1)       1.0
Selling, general and administrative expenses          (9.9)     (10.9)    (10.8)     (12.4)
Interest and other, net                                0.5        0.4       0.3        0.6
                                                    -------    -------   -------    -------
Pretax income                                          7.9        5.5       6.4        4.2
Income tax (provision) benefit                        (3.2)      (2.2)     (2.6)       0.9
                                                    -------    -------   -------    -------
Net income                                             4.7%       3.3%      3.8%       5.1%
                                                    -------    -------   -------    -------
                                                    -------    -------   -------    -------


THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

    Total revenues for the three months ended September 30, 1996 increased to $112.5 million from $77.6 million for the three months ended September 30, 1995. Housing revenues for the quarter increased by $36.1 million to $106.9 million from $70.8 million in the year-earlier period. This increase was largely due to a 75% increase in the number of homes closed, a greater number of projects from which the Company was delivering homes and the Company's expansion outside of California. The number of actively selling projects has increased from 29 at the beginning of the year to 40 projects at September 30, 1996.

    For the quarter ended September 30, 1996, the Company's Southern California region produced strong operating results with housing revenues and homes closed increasing by 104% and 90%, respectively, as compared to the same period in 1995. The Company's diversification efforts outside of California, which include the Las Vegas and Phoenix acquisition in December 1995, contributed a combined 148 homes that resulted in total revenues of $15.4 million. In the current quarter, revenues from the Northern California region declined slightly from the year-earlier period as a result of the lower volume of homes closed. The overall average sales price on homes closed decreased to $204,000 for the quarter ended September 30, 1996 from $234,000 for the quarter ended September 30, 1995, largely reflecting lower-priced homes closed outside of California offset by a 3% increase in average sales prices in California.

    The gross margin as a percentage of revenues increased to 17.3% in the third quarter of 1996 from 16.2% in the third quarter of 1995, reflecting improved margins, particularly in Southern California. The improvement was largely the result of lower sales incentives in Southern California and the Company's ability to increase sales prices on selected projects.

    In the third quarter of 1996 and 1995, the Company recorded revenues from land sales totaling $5.6 million and $6.8 million, respectively, as part of an agreement entered into during fiscal year 1995. The agreement was structured to sell one land parcel in two phases producing revenues and earnings that have been previously anticipated. Gross margin from land sales totaled $0.8 million and $1.2 million for the third quarter of 1996 and 1995, respectively.

    SG&A as a percentage of revenues decreased to 9.9% for the third quarter of 1996 from 10.9% for the same period in 1995. The decline was principally the result of improved economic conditions in California resulting in lower sales and marketing expenses as a percentage of revenues.

    For the quarter ended September 30, 1996, interest and other, net increased to $0.5 million from $0.3 million in the comparable period. Included in interest and other, net are pretax earnings from the Company's mortgage operations; interest incurred, less amounts capitalized to housing inventories; and interest income. Interest and other, net for the three months ended September 30, 1996 was similar to that in the comparable 1995 period.

    Income taxes for the three months ended September 30, 1996 and 1995 were provided at effective tax rates of 40.8% and 40.0%, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

    Total revenues for the nine months ended September 30, 1996 increased to $267.6 million from $174.6 million for the nine months ended September 30, 1995, an increase of 53%, while homes closed increased to 1,246 from 733, an increase of 70%. The revenue growth is primarily attributable to the Southern California region with revenues and homes closed increasing by 75% and 58%, respectively, over the comparable nine month period. The Company's expansion outside of California accounted for 12% of total revenues on 312 homes closed for the first nine months of 1996. The Company's average sales price on homes closed for the nine months ended September 30, 1996 decreased to $210,000 from $223,000 for the nine months ended September 30, 1995. This was due mainly to the lower-priced homes closed outside of California partially offset by a 10% increase in the average sales price of homes closed in California. Revenues from land sales totaling $5.6 million and $9.5 million were recorded for the first nine months of 1996 and 1995, respectively.

    The gross margin increased to $45.5 million or 17.0% of revenues for the nine months ended September 30, 1996 from $26.2 million or 15.0% in the year-earlier period. The gross margin percentage has improved due to lower sales incentives, particularly in the Southern California region, as well as the Company's ability to raise sales prices on selected projects. During the first half of last year, the gross margin percentage in California was negatively impacted by the severe rain conditions in early 1995.

    For the first nine months of 1996, joint ventures reported combined housing revenues of $1.0 million on five homes closed compared to $37.4 million on 139 homes closed for the same period in 1995. For the nine months ended September 30, 1996, the Company had a $0.2 million equity loss on its unconsolidated joint ventures compared to a $1.8 million pretax earnings in the prior year's period. This decrease can largely be attributed to the lower number of joint venture closings. For the nine months ended September 30, 1995, pretax earnings included approximately $0.9 million from the completion of a joint venture project offset by $0.6 million of losses recognized on a joint venture land sale to an outside party. At September 30, 1996, there are no remaining joint venture housing units. In the future, the Company may consider entering into joint venture arrangements in areas of land scarcity or to diversify risk with capital intensive projects.

    SG&A as a percentage of revenues decreased to 10.8% for the nine months ended September 30, 1996 from 12.4% for the same period in 1995. Selling expenses as a percentage of revenues for the nine months ended September 30, 1996 and 1995 were 5.7% and 6.4%, respectively. The decline in selling expenses as a percentage of revenues is principally attributable to decreased advertising costs as a percentage of revenues during 1996, as well as a higher 1996 revenue base. General and administrative expenses as a percentage of revenues for the nine months ended September 30, 1996 and 1995 were 5.1% and 6.0%, respectively. The reduction in general and administrative expenses as a percentage of revenues is largely attributable to the increased revenues in 1996. The Company believes that SG&A, as a percentage of revenues, will decrease for the full 1996 year as compared to the nine month period ended September 30, 1996 due to revenues increasing at a faster pace than SG&A expenses in the fourth quarter of 1996.

    The Company's effective tax rate was 40.8% for the nine months ended September 30, 1996. The Company reduced its deferred tax asset valuation allowance by $4.5 million for the nine months ended September 30, 1995, as a result of increased visibility of anticipated future earnings. The net change after applying a 40% effective tax rate on pretax income for the nine months ended September 30, 1995 resulted in a $1.5 million tax benefit for the period.

LIQUIDITY AND CAPITAL RESOURCES

    The Company entered into fiscal year 1996 with the objective of increasing the number of actively selling projects in California based on management's positive outlook on the California housing markets. The number of actively selling projects has increased from 29 at the beginning of the year to 40 projects at September 30, 1996. The Company expects to continue to increase the number of actively selling projects during the fourth quarter of 1996.

    On June 20, 1996, the Company successfully completed its Offering of 5,000,000 shares of common stock. The net proceeds from the Offering were used to redeem the Series A Preferred and the remainder to temporarily reduce amounts outstanding under the Facility. At September 30, 1996, the Company's ratio of debt to total capital was 55%.

    At September 30, 1996, the Company's debt to equity ratio increased to 1.21 to 1.00 from 1.09 to 1.00 at the beginning of 1996. The increase was largely a result of the increased level of borrowings associated with the new projects acquired in the first nine months of 1996. The Company also improved its inventory turnover ratio for the 12 months ended September 30, 1996 to 1.28 from
1.04 for the comparable period last year. This is due primarily to the increased number of homes closed during the first nine months of 1996 as compared to the same period in 1995, as well as the Company's efforts to closely monitor its housing inventory level.

    The Company's principal cash requirements are for the acquisition, development, construction and marketing of its residential projects. Historically, these activities have been financed through internally generated operating results and external sources of debt and equity financing.

    The Company's operating activities for the first nine months of 1996 and 1995 used $66.1 million and $11.2 million in cash, respectively. For the nine months ended September 30, 1996, the Company used cash to fund the following:
$77.6 million in housing inventories; $2.3 million in escrow proceeds receivable; $2.0 million in other assets; and $1.8 million in accounts payable and accrued liabilities. The use of cash was partially offset by 1996 nine months' earnings of $10.2 million and various noncash adjustments from net income totaling $7.4 million. The Company's housing inventory increased 39% to $299.5 million at September 30, 1996 from $215.0 million at December 31, 1995 primarily due to the new project acquisitions.

    For the nine months ended September 30, 1995, cash was used in operating activities for a net investment of $11.6 million in housing inventories; $1.8 million in escrow proceeds receivable; $1.2 million in other assets; $2.9 million in accounts payable and accrued liabilities; and various noncash adjustments from net income totaling $2.8 million. The use of cash was partially offset by 1995 nine months' earnings of $9.0 million. Housing inventories increased as the Company purchased new projects and continued its construction development on existing projects.

    Cash provided by investing activities was primarily distributions received from the Company's investment in unconsolidated joint ventures totaling $3.3 million in the first nine months of 1995.

    Net cash flow received from financing activities in the first nine months of 1996 was $36.5 million while financing activities in the first nine months of 1995 used net cash flows of $9.9 million. In the first nine months of 1996, the sources of financing were primarily the Offering and the Facility providing net proceeds of $54.3 million and $37.0 million, respectively. For the nine months ended September 30, 1995, cash was used largely to reduce the Facility's outstanding borrowings to zero and to repay existing indebtedness, as a result of the Company's strategy of maintaining liquidity during 1995. As the Company continues to expand in its existing markets and evaluates opportunities to enter new markets, it may be required to seek additional capital in the form of equity or debt financing.

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


    At September 30, 1996, approximately $53.0 million was available for future use under the provisions of the amended Facility. The Notes and the Facility, as well as other construction and development loans, contain certain restrictive covenants including limitations on additional indebtedness, minimum liquidity and net worth requirements and limitations on the amount of debt to equity. The indentures with respect to the Notes limit the ability of Greystone to pay cash dividends or make loans and advances to the Company. At September 30, 1996, under the terms of the indentures, Greystone could pay cash dividends or make loans or advances to the Company in an amount of $46.4 million. The Notes are fully and unconditionally guaranteed by the Company.

    In the normal conduct of the Company's business, it guarantees on an unsecured basis certain debt obligations of its joint ventures of which it is the general partner. Generally these obligations are pro rata with the other partners and the underlying obligations are secured by the assets of the joint venture. At September 30, 1996, the Company had no liability for such obligations. The indentures with respect to the Notes and the Facility impose restrictions on the amount of such guarantees and obligations.

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

BACKLOG

    Backlog excluding unconsolidated joint ventures at September 30, 1996 consisted of 798 units with an aggregate sales value of $172.6 million, representing 106% and 69% increases, respectively, over comparable figures at September 30, 1995. The Company's Southern California region provided strong growth in backlog levels with the sales value increasing by 34% to $61.0 million on 208 units at September 30, 1996 from $45.5 million on 183 units at September 30, 1995. This growth reflected a 38% increase in net new orders in the first nine months of 1996 compared to the first nine months of 1995. At September 30, 1996, the Company's operations outside of California accounted for 43% and 26% of the backlog units and sales value, respectively.

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENT

    The adoption of SFAS No. 121 has caused several publicly traded homebuilders to write-off significant portions of their land inventory value. From inception, the Company has implemented conservative land acquisition policies designed to reduce the risks associated with changing market conditions. Prior to the adoption of SFAS No. 121, the Company reviewed its housing inventory, on a periodic basis, and recorded net realizable value adjustments to specific projects as considered necessary. As a result, the Company's implementation of SFAS No. 121, effective January 1, 1996, had no impact on the Company's consolidated financial position and results of operations in the current period.

PART II.   OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
--------

27       Financial Data Schedule.

Reports on Form 8-K
-------------------

No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             PACIFIC GREYSTONE CORPORATION


November 4, 1996             /s/ Jack R. Harter
                             -------------------------
                             Jack R. Harter
                             Chairman, President and Chief Executive Officer


November 4, 1996             /s/ Antonio B. Mon
                             -------------------------
                             Antonio B. Mon
                             Vice Chairman and Chief Financial Officer

                                  INDEX TO EXHIBITS


                                                                    SEQUENTIALLY
EXHIBIT                                                                NUMBERED
NUMBER                       DESCRIPTION                                PAGE
-------                      -----------                                ----
  27     Financial Data Schedule.