Form 10-K405
period 1996-12-31
PACIFIC GREYSTONE CORP /DE/
filed 1997-02-11
CIK 920760

                                      1996
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                      ------------------------------------

                                    FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended DECEMBER 31, 1996
                                       OR
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from          to
                                              --------    --------

                         Commission File Number  1-11749

                      ------------------------------------

                          PACIFIC GREYSTONE CORPORATION
             (Exact name of registrant as specified in its charter)


       DELAWARE                                           95-4337490
(State of Incorporation)                    (I.R.S. Employer Identification No.)

                       6767 FOREST LAWN DRIVE, SUITE 300
                       LOS ANGELES, CALIFORNIA 90068-1027
                                 (213) 436-6300
          (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

           Securities registered pursuant to Section 12(b) of the Act:

                                             NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS                      ON WHICH REGISTERED
     -------------------                      -------------------
Common Stock, $.01 par value                New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the
filing requirements for the past 90 days.  Yes    X     No        .
                                               -------     -------

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.   X  .
                                         ------

     As of January 31, 1997, there were 14,959,741 shares of common stock, $.01 par value, issued and outstanding, and the aggregate market value of these shares held by non-affiliates of the registrant was approximately $82,069,127.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 8, 1997, are incorporated herein by reference in
Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      [This page intentionally left blank]

                          PACIFIC GREYSTONE CORPORATION
                                    FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                      INDEX


                                                                           PAGE
                                     PART I                               NUMBER
                                                                          ------

Item 1.  Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

Item 2.  Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . .15

Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . .15

Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . .15

Executive Officers of the Registrant [pursuant to Instruction 3 to
Regulation S-K, Item 401(b)] . . . . . . . . . . . . . . . . . . . . . . . .17

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters . . . . . . . . . . . . . . . . . . . . . . . .19

Item 6.  Selected Financial Data . . . . . . . . . . . . . . . . . . . . . .20

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations . . . . . . . . . . . . . . . .21

Item 8.  Financial Statements and Supplementary Data . . . . . . . . . . . .31

Item 9.  Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosure . . . . . . . . . . . . . . . .47

                                    PART III

Item 10. Directors and Executive Officers of the Registrant. . . . . . . . .47

Item 11. Executive Compensation. . . . . . . . . . . . . . . . . . . . . . .47

Item 12. Security Ownership of Certain Beneficial Owners and Management. . .47

Item 13. Certain Relationships and Related Transactions. . . . . . . . . . .47

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K . .48

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .51

                      [This page intentionally left blank]

                                     PART I

ITEM 1.   BUSINESS.

     GENERAL

     Pacific Greystone Corporation (the "Company" or "Pacific Greystone") is a leading regional builder of high quality, single family homes primarily targeted to first time and move-up homebuyers in infill and emerging markets located throughout Northern and Southern California, as well as Las Vegas and Phoenix. All of the operations of the Company are conducted through the Company's wholly-owned subsidiary, Greystone Homes, Inc. ("Greystone"), with the exception of the Company's mortgage brokerage business which is conducted by a separate subsidiary of the Company.

     The Company's primary business objective is to become one of the leading regional single-family homebuilders while managing the risks inherent in the homebuilding industry. To achieve this objective, the Company has adopted the following business strategies:

     EXPANSION THROUGH ACQUISITIONS AND START-UP OPERATIONS. The Company has successfully expanded its operations through selective acquisitions and by commencing start-up projects in new and existing markets. Within its existing markets, management believes there are opportunities to increase the number of residential projects with its current management information systems. As part of its overall strategy to enter new geographic markets, the Company continually evaluates acquisition opportunities which combine attractive residential projects and management with local market expertise.

     MARKET SEGMENT DIVERSITY THROUGH INFILL AND EMERGING MARKET STRATEGY. Pacific Greystone focuses on two distinct market segments.

     - Infill markets generally include sites zoned for non-residential use within previously developed communities that will typically yield 50 to 100 residential lots. The Company has a particular expertise in identifying and redeveloping non-residential sites suitable for single family homes. Management views its infill expertise as an important competitive advantage over larger tract builders due to its belief that the housing market in infill areas is less volatile than in emerging markets. The supply of buildable lots in an infill market is often constrained; therefore, competition is typically limited to resale housing.

     - Emerging markets tend to include raw land and improved residential lots in areas of active new home construction. As compared to infill markets, emerging markets provide greater growth potential during periods of strong housing demand since they typically have fewer entitlement issues and generate more buildable lots than an infill market.

     GEOGRAPHIC DIVERSITY WITHIN CALIFORNIA. Northern California and Southern California are distinct markets with unique economic and demographic trends. The number of homes closed by Pacific Greystone in California were divided almost equally between Northern and Southern California during 1996. By having diverse operations within California, management believes that it minimizes the risks associated with any one particular locality, yet the Company is able to participate in two large markets with significant demand for housing.

     CONSERVATIVE LAND POLICIES. The Company maintains a conservative land acquisition policy designed to optimize profitability and return on capital while minimizing the risks associated with investments in land. It generally limits the number of lots acquired to less than 150 in any one project. By not having a significant investment in any one project, management believes it is better able to adjust to changing buyer needs and reduce the risks associated with changing market conditions. The Company only purchases lots after entitlements are received. The Company's inventory strategy is to own a two to four year supply of residential lots. Pacific Greystone's owned residential lot inventory has been obtained since its formation in 1991, with approximately 84% acquired since January 1995. As of December 31, 1996, the Company owned and controlled 7,219 residential lots.

     EXPERIENCED MANAGEMENT WITH DECENTRALIZED OPERATING STRUCTURE. Pacific Greystone balances its local operating structure with centralized corporate-level management. The Company's local managers, who have significant experience in both the homebuilding industry and their respective markets, are responsible for operating decisions regarding project identification, house design, construction and marketing. Decisions related to overall Company strategy, project acquisition, financing and disbursements are centralized at the corporate level. The Company's senior operating and financial management is very experienced with the 14 most senior managers averaging 22 years of experience in the homebuilding industry.

     On June 20, 1996, the Company completed its initial public offering (the "Offering") and sold 5,000,000 shares of common stock including 4,562,900 shares sold by the Company. The Offering was priced at $13.00 per share and the net proceeds were used to redeem the Series A cumulative senior preferred stock and the remainder to temporarily reduce amounts outstanding under the revolving credit facility.

     The Company is a Delaware corporation and maintains its principal executive offices at 6767 Forest Lawn Drive, Los Angeles, California 90068. Its telephone number is (213) 436-6300.

MARKETS AND PRODUCTS

     The Company's homebuilding operations are presently conducted in three regions: Northern California, Southern California and outside of California. Within each region, the Company operates through separate divisions managed by Division Presidents. Each Division President is responsible for the Company's operations within a prescribed geographic area including project identification, product design, construction, marketing and customer service. The boundaries of these geographic areas change from time to time as market conditions and internal conditions dictate. Division Presidents are experienced in the "for sale" housing business and possess in-depth knowledge of the geographic areas within which their divisions operate. The ability to balance corporate control over significant decisions and policies with the need to respond on a timely basis to local market opportunities is an important factor in the Company's operations. The Company conducts its homebuilding operations through eight divisional offices.

     The Company's operations are focused on two distinct market segments, infill and emerging. The Company's infill projects are generally located in developed residential areas with ready access to jobs, shopping, schools and other amenities. Infill projects typically have higher densities than emerging markets and the Company's projects in infill markets generally contain a smaller number of units and attract move-up buyers. The Company believes that approximately half of the purchasers of homes in the Company's infill projects previously lived within a five mile radius of the infill projects. Homes in infill markets typically compete primarily against sales of existing homes in the market area.

     The Company's emerging projects tend to be located in areas of active new construction but still within reasonable commuting distance of major employment centers. These projects generally focus on first time and move-up buyers desiring lower priced homes. In these locations, cost effectiveness is an important competitive advantage and the price at which the Company can acquire lots and construct homes is a key factor in achieving home sales. Typically, these markets have lower densities and compete primarily against new homes offered by other homebuilders.

     The Northern California region operations are currently conducted in Alameda, Santa Clara, Contra Costa, San Mateo, Sacramento and San Joaquin counties. The Southern California region concentrates its operations in the counties of Los Angeles, Orange, San Bernardino, Riverside, San Diego and Ventura. Currently, the Company's operations outside of California are conducted in Las Vegas, Nevada and Phoenix, Arizona.

     The following table sets forth information regarding the Company's projects and backlog at December 31, 1996:


                                                   Number of                             Sales Value of
                                                Actively Selling         Backlog             Backlog
                                                  Projects (1)         (Units)(2)         (Dollars)(2)
                                               ------------------    --------------     ----------------
                                                                                    (in thousands)

     Northern California . . . . . . . . . .           14                 212               $ 62,371
     Southern California . . . . . . . . . .           19                 141                 41,799
     Outside California  . . . . . . . . . .           11                 230                 30,326
                                               ------------------    --------------     ----------------
       Total . . . . . . . . . . . . . . . .           44                 583               $134,496
                                               ------------------    --------------     ----------------
                                               ------------------    --------------     ----------------

_______________

(1) Actively selling projects are projects owned by the Company at which five or more homes were for sale at December 31, 1996.
(2) Backlog is the number of units subject to pending sales contracts, some of which are subject to contingencies. Therefore, no assurances can be given that this backlog will result in actual sales. See "Sales and Marketing" below.


     Homes in each residential project are specifically designed to meet local buyer preferences and geographic conditions and to be competitive within the marketplace. Typically the Company offers three to four product types in each project generally ranging in size from 1,000 to 3,000 square feet with various configurations for each product type. Homes are arranged within the project to ensure a varied street scene. In designing homes, the Company also takes into account new homes being offered by other homebuilders and homes available in the resale market. See "Cautionary Statements" "- Dependence on California Economy and Housing Markets" and "- Expansion into New Markets."

LAND ACQUISITION AND DEVELOPMENT

     The Company acquires land for its residential home projects with a view toward the development of finished lots capable of supporting housing units. The Company views land as a component of a home's cost structure, rather than for its speculative value. Due to the cyclical character of the industry and the critical role of effective risk-management in land development, the Company seeks to limit building sites owned and controlled to a number adequate to support approximately two to four years of new home sales. Also, because of the illiquid nature of land holdings and the related financing requirements, the Company has implemented policies and programs to manage and minimize these risks. The Company requires the completion of due diligence prior to committing to acquire land, acquires only residential entitled land to mitigate zoning risk and typically limits land acquisition size to less than 150 units to minimize investment levels in any one project. The Company also uses options and other non-capital intensive structures to control land, and funds land acquisitions whenever possible with non-recourse seller financing. "Entitled" land refers to land subject to development agreements, tentative maps or recorded maps, depending on the jurisdiction within which the land is located. Developers generally have the right to obtain building permits with respect to entitled land upon compliance with conditions that are usually within the developer's control.

     Prior to committing to the acquisition of land, the Company conducts extensive feasibility studies covering all pertinent aspects of the proposed commitment. These studies include such technical aspects as title, zoning, soil and seismic characteristics, marketing studies that review population and employment trends, schools, transportation access, buyer profiles, sales forecasts, projected profitability, cash requirements and assessment of political risk and other factors. Prior to acquiring each land parcel, market studies are completed to determine the needs of the targeted customers and to determine whether the underlying land price enables the Company to meet those needs at an affordable price. The Company purchases land only when it can project the commencement of construction and sales within a reasonable time period. The Company's policy is that land can be purchased or sold only with the prior approval of the Company's Executive Management Committee. The Company utilizes outside architects and consultants, under close supervision, to help review its acquisitions and design its products.

     The Company generally purchases lots or obtains an option to purchase lots which, in either case, requires certain site improvements prior to construction. The Company then undertakes, where required, development activities (through contractual arrangements with local developers) that include site planning and engineering, as well as constructing road, sewer, water, utilities, drainage and recreational facilities and other amenities. When available in certain markets, the Company also buys finished lots that are ready for construction.

     The following table sets forth the number of lots owned and controlled by the Company at December 31, 1996:



                                                    Lots                Lots
                                                    Owned           Controlled (1)           Total
                                                  ---------         --------------          -------

     Northern California . . . . . . . . . .        1,011                 986                1,997
     Southern California . . . . . . . . . .        1,557               1,921                3,478
     Outside California  . . . . . . . . . .          742               1,002                1,744
                                                  ---------         --------------          -------
       Total . . . . . . . . . . . . . . . .        3,310               3,909                7,219
                                                  ---------         --------------          -------
                                                  ---------         --------------          -------

________________
(1) Lots controlled include properties for which the Company has entered into contractual relationships including non-binding letters of intent, binding purchase agreements with customary conditions precedent, non-binding verbal agreements, as well as option agreements and other arrangements. There can be no assurance the Company will acquire all of these properties.

     The Company views joint ventures as a means to both expand its market opportunities and manage its risk profile. It enters into joint ventures with land owners, intermediaries and other homebuilders in the ordinary course of its business. Typically, the Company acts as the general partner and the day-to-day manager, while the other partner contributes the land or additional equity to the partnership. The joint ventures generally obtain development or construction financing from banks and other sources. Guarantees of such financing, if required, are generally provided by the partners on a negotiated basis. See "Cautionary Statements - Real Estate, Economic and Certain Other Conditions" and
Note 5 to the Consolidated Financial Statements included in Item 8.

SALES AND MARKETING

     The Company sells its homes through its own sales representatives, although sales by independent real estate brokers are encouraged in some markets. The Company's in-house sales force typically works from sales offices located in the model homes at each subdivision. Sales representatives assist potential buyers by providing them with basic floorplans, price information, development and construction timetables, tours of model homes and the selection of options. Sales personnel are licensed by the applicable real estate agencies in their respective markets, are provided training by the Company and generally have had prior experience selling new homes in the local market.

     The Company advertises in newspapers and magazines and on billboards. The Company also utilizes home shows, video tapes, direct mailings, special promotional events, illustrated brochures and model homes in a comprehensive marketing program. Generally, two to four different model homes are built and decorated at each subdivision to display design features. Model homes play a key role in helping buyers understand the efficiencies and value provided by each plan type. Company personnel, along with subcontracted marketing and design consultants, carefully design exteriors and interiors of each home to coincide with the lifestyles of targeted buyers. Various plan types and elevations are utilized to provide a more varied street scene and sense of "customization" for the buyers.

     Homes are typically sold during construction using sales contracts which are usually accompanied by cash deposits. Before entering into sales contracts, the Company generally prequalifies its customers. Purchasers are permitted to cancel sales contracts if they are unable to sell their existing homes or fail to qualify for financing and under certain other circumstances. For the years ended December 31, 1994, 1995 and 1996, the Company experienced a cancellation rate of approximately 24%, 21% and 25%, respectively. Although cancellations can delay the sale of the Company's homes, they have not had a material impact on sales, operations or liquidity since the Company closely monitors the progress of prospective buyers in obtaining financing and monitors and adjusts its start plans to better match the level of demand for its homes. The Company does not recognize revenue on homes covered by pending sales contracts until the sales are closed and the risk of ownership has been transferred to the buyer. See "Cautionary Statements - Interest Rates; Mortgage Financing."

CONSTRUCTION

     The Company strives to match construction starts to its sales rates. The Company generally will not start construction of a phase of homes until sales have met predetermined targets. The Company controls its construction starts by releasing homes for construction and for sale in phases. The size of these phases depends on such factors as current sales and cancellation rates, the type of buyer targeted for a particular residential project, the time of the year and the Company's assessment of prevailing and anticipated economic conditions. Normally, the Company does not release homes for sale until a significant portion of the homes' construction cost has been established through firm subcontractor bids.

     The Company functions as a general contractor, subcontracting its construction activities. The Company manages these activities with on-site supervisory employees and informational and management control systems. The services of independent architectural, design, engineering and other consulting firms are engaged to assist in project planning. The Company does not have long-term contractual commitments with its subcontractors, consultants or suppliers of materials, who are generally selected on a competitive bid basis. However, the Company has generally been able to obtain sufficient materials and subcontractors during times of market shortages. Depending on the design, time of year, local labor situation, governmental approvals, availability of materials and supplies, and other factors, the Company generally completes a home in four to six months.

     By limiting the size of each construction phase and closely monitoring sales activity, the Company attempts to limit the number of unsold units under construction. However, unlike homebuyers in other parts of the country, homebuyers in the Company's markets generally are not accustomed to long delays in the delivery of homes. Accordingly, the Company and other homebuilders in the Company's markets typically commence construction prior to obtaining sales contracts for all homes within a given phase. Building homes of the same product type in phases also allows the Company to utilize production techniques that reduce its construction costs. The number of unsold homes fluctuates depending upon the timing of completion of construction and absorption of home phases. At December 31, 1996, the Company had 135 completed and unsold homes, excluding 132 model homes. See "Cautionary Statements - Real Estate, Economic and Certain Other Conditions" and "-Dependence on California Economy and Housing Markets."

CUSTOMER SERVICE AND QUALITY MANAGEMENT

     The Company believes it provides high quality homes by employing a quality process which is intended to provide a positive atmosphere for each customer throughout the pre-sale, sale, building, closing and post-closing periods. The participation of the sales representatives, on-site construction supervisor and the post-closing customer service personnel, working in a team effort, is intended to foster the Company's reputation for quality service and ultimately lead to enhanced customer retention and referrals.

     Homebuyers are provided with a warranty program which, in general, provides for a limited one-year warranty on building materials and, in California, a ten-year statutory warranty with respect to construction defects. The Company establishes reserves for future warranty costs which are periodically reviewed and adjusted as necessary.

     In 1995, the Company initiated Total Quality Management ("TQM") as a process to improve customer satisfaction and reduce costs in all aspects of the Company's operations. TQM is a continual process in which all employees are involved in improving productivity and product quality. The Company believes its TQM process will increase long-term profitability.

MORTGAGE BROKERAGE OPERATIONS

     The Company, through its wholly-owned subsidiary, PGC/Pacific Mortgage, Inc., offers mortgage brokerage services exclusively to its customers in most of its markets. The Company, acting as a broker, has agreements with various lenders to receive a fee on loans made by the lenders to customers introduced to the lenders by the Company. The Company does not originate, fund or service the loans. No credit or interest rate risk is assumed by the Company with respect to the loans.

INFORMATION SYSTEMS

     From its inception, the Company has assigned a high priority to the development and implementation of systems and procedures. It has implemented a highly automated accounting and operational system using a proven software package widely used by other publicly owned homebuilders. This system is integrated and functions from a common data base to maintain the integrity of the data. All of the Company's offices are electronically connected via dedicated phone lines and a wide area network. This system facilitates the use of common accounting, financial and operational databases.

     The Company has invested significantly in the development and implementation of its systems and procedures and has, by design, created capacity to manage larger volumes of activity than the Company is presently experiencing. In addition to its accounting and operational systems, the Company utilizes specialized software packages for specific applications that range from project feasibility analysis to construction scheduling. The Company has also designed its budgeting and planning system to accommodate expanded public reporting requirements. The Company has organized its operating divisions with a full complement of experienced financial personnel to manage divisional accounting functions and support division personnel.

COMPETITION

     The residential homebuilding industry is highly competitive, with homebuilders competing for customers, desirable properties, financing, raw materials and skilled labor. The Company competes on the basis of location, design, quality and price with numerous other residential homebuilders, ranging from regional and national firms to small local companies. In addition, the Company competes with resales of existing residential housing by individuals, financial institutions and others. Competition is particularly intense when the Company enters a new market area. Many of the Company's competitors are larger than the Company and have greater financial resources.

REGULATORY AND ENVIRONMENTAL MATTERS

     The residential homebuilding industry is subject to various local, state and other statutes, ordinances, rules and regulations concerning zoning, building design, construction and similar matters, including local regulations which impose restrictive zoning and density requirements in order to limit the number of homes that can eventually be built within the boundaries of particular areas. The Company may also be subject to periodic delays in its homebuilding projects due to building moratoria. In addition, certain new development projects, particularly in Southern California, are subject to various assessments for schools, parks, streets and highways and other public improvements, the costs of which can be substantial. By raising the cost of the Company's homes to its customers, an increase in such assessments could have a negative impact on the Company's sales.

     The residential homebuilding industry is also subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning the protection of health and the environment. The environmental laws that apply to a given homebuilding site depend on the site's location, its environmental conditions and the present and former uses of the site, as well as adjoining properties. Environmental laws and conditions may result in delays, may cause the Company to incur substantial compliance and other costs, and can prohibit or severely restrict homebuilding activity in certain environmentally sensitive regions or areas. Additionally, the climate and geology of the markets in California present risks of natural disasters that could adversely affect the homebuilding industry in general, and the Company's business in particular.

     See "Cautionary Statements" "- Dependence on California Economy and Housing Markets" and "- Regulatory and Environmental Matters."

EMPLOYEES

     At December 31, 1996, the Company had 396 employees. The Company considers its relations with its employees to be good. The Company's homebuilding operations are conducted primarily through independent subcontractors, thereby limiting the number of its employees. None of the Company's employees is represented by a union.

CAUTIONARY STATEMENTS

     The Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual results to differ materially from those expressed or implied in any forward-looking statements made in this Report. The words "likely," "expected," "anticipated," "estimate" or similar expressions identify forward-looking statements. The Company intends to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

     REAL ESTATE, ECONOMIC AND CERTAIN OTHER CONDITIONS. The residential homebuilding industry is cyclical and is highly sensitive to changes in general economic conditions, such as levels of employment, consumer confidence and income, availability of financing for acquisition, construction and permanent mortgages, interest rate levels and demand for housing. Sales of new houses are also affected by the condition of the resale market for used homes, including foreclosed homes.

     The risks associated with holding an inventory of lots are substantial for homebuilders due to the high carrying costs of lots. The market value of housing inventories can change significantly over the life of a project, reflecting dynamic market conditions. This may result in losses when trying to exit a poorly performing project or market. Also, cash flow management is crucial due to high leverage and the seasonal cycle of home sales. The need to stage raw materials such as land and finished lots ahead of the start of home construction requires homebuilders to commit working capital for longer periods than is true for manufacturing companies. The Company attempts to reduce these risks through
(i) constraining project size and (ii) acquiring lots and land through the use of options and joint ventures where possible, thereby enabling the Company to control lots with a smaller capital investment. However, there can be no assurance that such efforts will be successful. At December 31, 1996, the Company had 135 completed and unsold homes, excluding 132 model homes.

     The residential homebuilding industry has, from time to time, experienced fluctuating lumber prices and supply, as well as serious shortages of labor and other materials, including insulation, drywall, carpenters, electricians, plumbers and concrete. Delays in construction of homes due to these factors or to inclement weather conditions could have an adverse effect upon the Company's operations.

     DEPENDENCE ON CALIFORNIA ECONOMY AND HOUSING MARKETS. The Company presently conducts most of its business in California. Economic growth in California has slowed considerably in the 1990s compared to the late 1980s. The average sale price of homes in most of the areas in California in which the Company does business has decreased overall during the 1990s and there can be no assurance that home sale prices will not decline more in the future. A continued prolonged economic downturn in California would have a material adverse effect on the Company's operations.

     Periodically, the State of California has experienced drought conditions, resulting in water conservation measures and, in some cases, rationing by local municipalities in which the Company does business. Restrictions by governmental agencies on future construction activity could have an adverse effect upon the Company's operations.

     The climate and geology of the markets in which the Company operates present risks of natural disasters. To the extent that earthquakes, droughts, floods, wildfires or other natural disasters or similar events occur, the homebuilding industry in general, and the Company's business in particular, may be adversely affected.

     INTEREST RATES; MORTGAGE FINANCING. Virtually all purchasers of the Company's homes finance their acquisitions through third-party lenders providing mortgage financing. In general, housing demand is adversely affected by increases in interest rates, housing costs and unemployment and by decreases in the availability of mortgage financing. In addition, various proposals for a flat rate federal income tax have been discussed, some of which would remove or limit the deduction for home mortgage interest. If effective mortgage interest rates increase and the ability or willingness of prospective buyers to finance home purchases is adversely affected, the Company's operating results may be negatively affected. The Company's homebuilding activities also are dependent upon the availability and cost of mortgage financing for buyers of homes owned by potential customers permitting those customers to sell their existing homes and purchase homes from the Company. Any limitations or restrictions on the availability of such financing could adversely affect the Company's sales.

     COMPETITION. The homebuilding industry is highly competitive and fragmented. Homebuilders compete not only for homebuyers, but also for desirable properties, financing, raw materials and skilled labor. The Company competes with other local, regional and national homebuilders, often within larger subdivisions designed, planned and developed by the other homebuilders. Some of the Company's competitors have longer operating histories and greater financial, marketing and sales resources than the Company.

     EXPANSION INTO NEW MARKETS. The Company's operations to date have generally been limited to Northern and Southern California, as well as the Las Vegas and Phoenix markets. To the extent the Company expands into new markets, it will need to employ personnel with knowledge of the new markets as it has done in Las Vegas and Phoenix. There can be no assurances that the Company will be able to employ the necessary personnel or that the Company's operations will be successful in any new markets. When evaluating acquisitions in new markets, an important factor to the Company is whether managers with local knowledge can be employed.

     REGULATORY AND ENVIRONMENTAL MATTERS. The Company and its competitors are subject to various local and state statutes, ordinances, rules and regulations concerning zoning, building design, construction and similar matters which impose restrictive zoning and density requirements limiting the number of homes that may be built within the boundaries of a particular area. The Company may also be subject to periodic delays in its homebuilding projects due to building moratoria. In addition, certain new development projects, particularly in Southern California, are subject to various assessments for schools, parks, streets and highways and other public improvements, the costs of which can be substantial. By raising the cost of the Company's homes to its customers, an increase in such assessments could have a negative impact on the Company's sales.

     The Company and its competitors are also subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning the protection of health and the environment. The particular environmental laws which apply to any given homebuilding site vary according to the site's location, its environmental conditions and the present and former uses of the site, as well as adjoining properties. Environmental laws and conditions may result in delays, may cause the Company to incur substantial compliance and other costs, and may prohibit or severely restrict homebuilding activity in environmentally sensitive regions or areas.

     In recent years, several cities and counties in which the Company has projects have approved the inclusion of "slow growth" initiatives and other ballot measures which could impact the affordability and availability of homes and land within those localities. Although many of these initiatives have been defeated, the Company believes that if similar initiatives are introduced and approved, future residential construction by the Company within certain cities or counties could be negatively impacted.

     VARIABILITY OF RESULTS. The Company historically has experienced, and in the future expects to continue to experience, variability in sales and revenues on a quarterly basis. Factors expected to contribute to this variability include, among others (i) the timing of home closings; (ii) the Company's ability to continue to acquire land and options thereon on acceptable terms; (iii) the timing of receipt of regulatory approvals for the construction of homes; (iv) the condition of the real estate market and general economic conditions in California, especially in the Company's markets; (v) the cyclical nature of the homebuilding industry; (vi) the prevailing interest rates and the availability of mortgage financing; (vii) pricing policies of the Company's competitors; (viii) the timing of the opening of new residential projects; (ix) weather; and (x) the cost and availability of materials and labor. The Company's historical financial performance is not necessarily a meaningful indicator of future results and, in particular, the Company expects its financial results to vary from project to project and from quarter to quarter.

     ACCESS TO FINANCING. The homebuilding industry is capital intensive and requires expenditures for land purchases, land development and housing construction. Accordingly, the Company incurs substantial indebtedness to finance its homebuilding activities. The Company may be required to seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financing and securities offerings. The amount and types of indebtedness which the Company may incur is limited by the terms of the indentures under which the senior unsecured notes of a subsidiary of the Company were issued and by the terms of the Company's existing revolving credit agreement. If the Company is not successful in obtaining sufficient capital to fund its planned expansion and other expenditures, new projects may be constrained. Any such delay or abandonment could result in a reduction in sales and may adversely affect the Company's future results of operations. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Notes 6 and 7 to the Consolidated Financial Statements included in Item 8.

     DEPENDENCE ON KEY PERSONNEL. The success of the Company depends to a significant degree on the efforts of the Company's senior management, especially its Chief Executive Officer, Chief Financial Officer and other officers. The Company's operations may be adversely affected if one or more members of senior management cease to be active in the Company. The Company has employment agreements only with its Chief Executive Officer and Chief Financial Officer. The Company has designed its compensation structure and employee benefit programs to encourage long-term employment of all executive officers.

ITEM 2.   PROPERTIES.

     In addition to real estate held for development and sale, which is either owned or under option to be purchased by the Company, the Company leases office space for its corporate headquarters, located in Los Angeles, California, through 1997, with extensions at the Company's option for an additional six years. In addition, the Company leases each of its other offices and those leases have initial terms expiring from 1997 through 1999 and renewal options. The Company believes that its office space is suitable and adequate for its needs for the foreseeable future. See Note 11 to the Consolidated Financial Statements included in Item 8.

ITEM 3.   LEGAL PROCEEDINGS.

     The Company is involved in routine litigation arising in the ordinary course of its business. In the opinion of the Company's management, none of the pending litigation will have a material adverse effect on the Company's consolidated financial condition or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted during the fourth quarter of 1996 to a vote of security holders, through the solicitation of proxies or otherwise.

                      [This page intentionally left blank]

EXECUTIVE OFFICERS OF THE REGISTRANT [PURSUANT TO INSTRUCTION 3 TO REGULATION S-K, ITEM 401(b)]


                                                                      Year
                                                                     Assumed         Other Positions and Other
                                       Present Position at           Present      Business Experience within the
        Name                  Age        January 31, 1997            Position          Last Five Years (1)              From-To
----------------------      -------  -----------------------       ------------   ------------------------------   ----------------

Jack R. Harter (2)            65     Chairman, President and       1991                  Not applicable             Not applicable
                                     Chief Executive Officer

Antonio B. Mon (2)            51     Vice Chairman and Chief       1991                  Not applicable             Not applicable
                                        Financial Officer

Peter J. Kiesecker  (2)       36     Senior Vice President,        1996           Vice President and Treasurer         1991-1996
                                     Homebuilding Operations

Bruce E. Gross (2)            38     Senior Vice President,        1996           Vice President and Controller        1991-1996
                                    Controller and Treasurer

Robert W. Garcin (2)          68     Vice President, General       1991                  Not applicable             Not applicable
                                      Counsel and Secretary

Michael V. Anderson           45       Division President,         1996          President of Kaufman and Broad-       1994-1995
                                           Sacramento                                      Sacramento

                                                                                      President of U.S. Home           1983-1994
                                                                                      Corporation-Sacramento

Richard D. Baker              53       Division President,         1991                  Not applicable             Not applicable
                                            North Bay

Denis G. Cullumber            50       Division President,         1995                Division President,           1991-1995
                                           South Coast                                   Coastal Valley

Steven G. Delva               48       Division President,         1992                  Not applicable             Not applicable
                                            South Bay

Charles J. Dragicevich        47       Division President,         1995              Senior Project Manager,         1993-1995
                                             Ventura                                 Coastal Valley Division

                                                                                   President of Griffin Homes -      1988-1993
                                                                                      Los Angeles and Ventura

Timothy F. Kent               45       Division President,         1995               President of Inco Homes        1994-1995
                                            Las Vegas                                  Corporation-Las Vegas

                                                                                    President of Beazer Homes -      1989-1994
                                                                                             Las Vegas

David M. Kitnick              35       Division President,         1995               President of Inco Homes        1993-1995
                                             Phoenix                                    Corporation-Phoenix

                                                                                     Land Acquisition Manager,       1992-1995
                                                                                    The Ryland Group - Phoenix

Todd J. Palmaer               38       Division President,         1995            Vice President and Controller     1992-1995
                                          Coastal Valley                                North Bay Division

Robert F. Boatman             46       Division President,         1996               President of Inco Homes        1994-1996
                                        Pacific Mortgage                           Corporation-Freedom Mortgage

                                                                                  Asst. Vice President and Branch    1986-1994
                                                                                    Manager of Hammond Company

__________________
(1)  All positions described were with the Company, unless otherwise indicated.
(2)  Member of the Executive Management Committee.

                      [This page intentionally left blank]

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's shares of common stock are listed on the New York Stock Exchange under the symbol "GRY." The following table sets forth, for the quarters indicated, the reported high and low sales prices of the common shares. The last reported closing price of the Company's common stock on the New York Stock Exchange was $14-1/8 on February 10, 1997. Prior to June 20, 1996, the Company's common stock was closely held and there was no established public trading market. As of January 31, 1997, there were 28 holders of record of the Company's common stock.


              QUARTER ENDED                    HIGH          LOW
              -------------                  ---------     --------
              June 30, 1996*                 $  12 5/8     $     11
              September 30, 1996             $  12 3/8     $  9 3/4
              December 31, 1996              $  12 1/2     $  9 3/4

                 *From June 21, 1996 to June 30, 1996


     No cash dividends have ever been declared or paid on the Company's common stock. The Company anticipates that all future earnings will be retained to finance the continuing development of its business and does not anticipate paying cash dividends on the common stock in the foreseeable future. The payment of any future cash dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, future cash earnings, capital requirements, the general financial condition of the Company and general business conditions. Payment of dividends by Greystone to the Company is limited by certain financing arrangements of the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" included in Item 7.

ITEM 6.   SELECTED FINANCIAL DATA.

     The following tables include selected consolidated financial data of the Company as of and for the years ended December 31, 1992, 1993, 1994, 1995 and 1996 which are derived from the Company's Consolidated Financial Statements. These tables should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Report and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." These historical results are not necessarily indicative of the results to be expected in the future.

                                                                      YEAR ENDED DECEMBER 31,
                                                     --------------------------------------------------------
                                                      1992(1)      1993        1994        1995        1996
                                                     ---------  ---------   ---------   ---------   ---------
                                                             (Dollars in thousands except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues  . . . . . . . . . . . . . . . . . . .      $  26,209  $ 172,830   $ 260,185   $ 293,921   $ 420,021
Cost of sales . . . . . . . . . . . . . . . . .        (25,816)  (144,395)   (215,437)   (247,827)   (345,666)
                                                     ---------  ---------   ---------   ---------   ---------
Gross margin  . . . . . . . . . . . . . . . . .            393     28,435      44,748      46,094      74,355
Equity in pretax income (loss) of unconsolidated
 joint ventures   . . . . . . . . . . . . . . .            608      1,096       2,581       1,742        (227)
Selling, general and administrative expenses. .         (7,133)   (19,521)    (29,059)    (31,468)    (42,726)
Interest and other, net . . . . . . . . . . . .            435         32         388       1,162       1,858
                                                     ---------  ---------   ---------   ---------   ---------
Pretax income (loss)  . . . . . . . . . . . . .         (5,697)    10,042      18,658      17,530      33,260
Provision for income taxes  . . . . . . . . . .             --     (3,966)         --      (2,512)    (13,570)
                                                     ---------  ---------   ---------   ---------   ---------
Net income (loss) . . . . . . . . . . . . . . .      $  (5,697) $   6,076   $  18,658   $  15,018   $  19,690
                                                     ---------  ---------   ---------   ---------   ---------
                                                     ---------  ---------   ---------   ---------   ---------
PRO FORMA DATA:
Pro forma earnings per share (2) . . . . . . . .                                        $    0.69   $    1.32
                                                                                        ---------   ---------
                                                                                        ---------   ---------
Pro forma weighted average number of shares
 outstanding  (3)  . . . . . . . . . . . . . . .                                           14,955      14,960
                                                                                        ---------   ---------
                                                                                        ---------   ---------

                                                                          DECEMBER 31,
                                                     --------------------------------------------------------
                                                       1992       1993        1994        1995        1996
                                                     ---------  ---------   ---------   ---------   ---------
BALANCE SHEET DATA:
Housing inventories . . . . . . . . . . . . . .      $ 142,794  $ 136,178   $ 207,900   $ 215,043   $ 301,934
Total assets  . . . . . . . . . . . . . . . . .        204,896    191,994     275,179     289,970     350,469
Notes payable . . . . . . . . . . . . . . . . .        102,710     81,487     139,899     137,337     165,254
Total liabilities . . . . . . . . . . . . . . .        119,193    100,085     164,340     164,075     197,786
Total shareholders' equity  . . . . . . . . . .         85,702     91,909     110,839     125,895     152,683

__________________________
(1) Includes the operating results of the California Homebuilding Operations of A-M Homes only from October 1, 1992.
(2) Pro forma earnings for purposes of this calculation is historical pretax income less an assumed provision for income taxes at an effective tax rate of 40.8% and excludes the effect of the preferred dividend requirements.
(3) Pro forma weighted average number of shares outstanding were calculated as if the Offering was consummated on January 1, 1995 and the changes in the capital structure as discussed in Note 1 and 9 to the Consolidated Financial Statements occurred on such date.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following tables present certain housing data of the Company, including unconsolidated joint ventures:


                                                 YEAR ENDED DECEMBER 31,
                                          -------------------------------------
                                             1994         1995          1996
                                          ----------   ----------    ----------
                                                 (Dollars in thousands)
UNITS:
HOMES CLOSED:
 Northern California. . . . . . . . . . .        541          668           660
 Southern California. . . . . . . . . . .        471          520           748
 Outside California . . . . . . . . . . .         --           32           548
                                          ----------   ----------    ----------
   Total. . . . . . . . . . . . . . . . .      1,012        1,220         1,956
                                          ----------   ----------    ----------
                                          ----------   ----------    ----------
 Joint Ventures . . . . . . . . . . . . .        319          154             5
                                          ----------   ----------    ----------
                                          ----------   ----------    ----------
NET NEW ORDERS (NET OF CANCELLATIONS):
 Northern California. . . . . . . . . . .        535          651           804
 Southern California. . . . . . . . . . .        461          565           780
 Outside California . . . . . . . . . . .         --          177 (1)       633
                                          ----------   ----------    ----------
   Total. . . . . . . . . . . . . . . . .        996        1,393         2,217
                                          ----------   ----------    ----------
                                          ----------   ----------    ----------
 Joint Ventures . . . . . . . . . . . . .        335          104             2
                                          ----------   ----------    ----------
                                          ----------   ----------    ----------
BACKLOG (AT YEAR-END) (2):
 Northern California. . . . . . . . . . .         85           68           212
 Southern California. . . . . . . . . . .         64          109           141
 Outside California . . . . . . . . . . .         --          145 (1)       230
                                          ----------   ----------    ----------
   Total. . . . . . . . . . . . . . . . .        149          322           583
                                          ----------   ----------    ----------
                                          ----------   ----------    ----------
 Joint Ventures . . . . . . . . . . . . .         53            3            --
                                          ----------   ----------    ----------
                                          ----------   ----------    ----------
DOLLARS:
AVERAGE PRICE OF HOMES CLOSED:
 Northern California. . . . . . . . . . . $      239   $      244    $      259
 Southern California. . . . . . . . . . . $      267   $      222    $      246
 Outside California . . . . . . . . . . . $       --   $       99    $      108
                                          ----------   ----------    ----------
   Total. . . . . . . . . . . . . . . . . $      252   $      231    $      212
                                          ----------   ----------    ----------
                                          ----------   ----------    ----------
 Joint Ventures . . . . . . . . . . . . . $      288   $      265    $      200
                                          ----------   ----------    ----------
                                          ----------   ----------    ----------
BACKLOG VALUE (AT YEAR-END) (2):
 Northern California. . . . . . . . . . . $   20,735   $   19,049    $   62,371
 Southern California. . . . . . . . . . .     13,828       26,436        41,799
 Outside California . . . . . . . . . . .         --       14,065 (1)    30,326
                                          ----------   ----------    ----------
   Total. . . . . . . . . . . . . . . . . $   34,563   $   59,550    $  134,496
 Joint Ventures . . . . . . . . . . . . .     15,825          669            --
                                          ----------   ----------    ----------
                                          $   50,388   $   60,219    $  134,496
                                          ----------   ----------    ----------
                                          ----------   ----------    ----------
_____________________
(1) Amount includes the acquisition of seven residential projects from another homebuilder in December 1995.
(2) Backlog is the number of units subject to pending sales contracts, some of which are subject to contingencies. Therefore, no assurances can be given that this backlog will result in actual sales. See Item 1, Business - Sales and Marketing.

RESULTS OF OPERATIONS

     The Company's business strategy in 1996 was based on increasing the number of actively selling projects in California based on management's positive outlook on the California housing markets. By increasing the number of projects, management believed that opportunities existed to maximize the potential of existing operations. During 1996, thirty new communities were opened bringing the total number of actively selling projects to 44 at year-end. While the focus in 1996 was on the California housing markets, Pacific Greystone also successfully expanded its operations outside of California during 1996. In its first full year of operations, the Company's operations outside of California delivered 548 homes.

     For Pacific Greystone, 1996 proved to be an excellent year, as the Company continued its strong performance with record growth in its principal market of California, as well as markets outside of California. The Company achieved a record year in both homes closed and net new orders by increasing the number of actively selling projects company-wide. Homes closed and net new orders excluding unconsolidated joint ventures were up 60% and 59%, respectively, compared with 1995. At December 31, 1996, backlog consisted of 583 units with an aggregate sales value of $134.5 million, representing 79% and 123% increases, respectively, over comparable figures at the end of 1995.

     Pretax earnings increased to $33.3 million, up 90% from $17.5 million in 1995. The Company achieved record increases in both revenues and pretax earnings with pretax earnings growth outpacing revenue growth. The strong performance was attributable to a recovering California economy, which led to higher volumes, improved margins and a lower selling, general and administrative ratio, as well as the Company's successful expansion outside of California. For the year, the gross margin percentage increased 200 basis points while the selling, general and administrative ratio decreased 50 basis points. These results were accomplished despite difficult weather conditions experienced in California at the end of 1996.

     Lastly, Pacific Greystone successfully completed its initial public offering (the "Offering") on June 20, 1996 raising $65 million. Net proceeds from the Offering were used to redeem the Series A cumulative senior preferred stock ("Series A Preferred") and the remainder to temporarily reduce amounts outstanding under the Company's unsecured revolving credit facility (the "Facility"). In addition, all outstanding shares of the Series C cumulative convertible preferred stock were converted into common stock at a price equal to 80% of the initial offering price per share in the Offering.

     See Item 1, "Cautionary Statements" "-- Real Estate, Economic and Certain Other Conditions," "-- Dependence on California Economy and Housing Markets," "-
- Interest Rates; Mortgage Financing," "-- Competition," "-- Expansion into New Markets, "-- Regulatory and Environmental Matters," "-- Variability of Results," "-- Access to Financing," and "--Dependence on Key Personnel."

     The following table sets forth, for the periods indicated, certain income statement data as a percentage of total revenues.

                                                               YEAR ENDED DECEMBER 31,
                                                              --------------------------
                                                               1994      1995      1996
                                                              ------    ------    ------
Revenues. . . . . . . . . . . . . . . . . . . . . . . . . .    100.0%    100.0%    100.0%
Cost of sales . . . . . . . . . . . . . . . . . . . . . . .    (82.8)    (84.3)    (82.3)
                                                              ------    ------    ------
Gross margin. . . . . . . . . . . . . . . . . . . . . . . .     17.2      15.7      17.7
Equity in pretax income of unconsolidated joint ventures. .      1.0       0.6        --
Selling, general and administrative expenses. . . . . . . .    (11.2)    (10.7)    (10.2)
Interest and other, net . . . . . . . . . . . . . . . . . .      0.2       0.4       0.4
                                                              ------    ------    ------
Pretax income . . . . . . . . . . . . . . . . . . . . . . .      7.2       6.0       7.9
Provision for income tax. . . . . . . . . . . . . . . . . .       --      (0.9)     (3.2)
                                                              ------    ------    ------
Net income. . . . . . . . . . . . . . . . . . . . . . . . .      7.2%      5.1%      4.7%
                                                              ------    ------    ------
                                                              ------    ------    ------

FISCAL YEAR 1996 COMPARED TO FISCAL YEAR 1995

     Total revenues for the year ended December 31, 1996 increased to $420.0 million from $293.9 million for the year ended December 31, 1995, an increase of 43%, while homes closed increased to 1,956 from 1,220, an increase of 60%. The revenue growth is primarily attributable to the Southern California region with revenues and homes closed increasing by 58% and 44%, respectively, as compared with 1995. The Company's expansion outside of California accounted for 14% of total revenues on 548 homes closed in its first full year of operations. The Company's average sales price on homes closed for 1996 decreased to $212,000 from $231,000 for 1995. This was due mainly to the lower-priced homes closed outside of California, partially offset by a 6% increase in the average sales price of homes closed in California. Revenues from land sales totaling $5.6 million and $9.5 million were recorded for 1996 and 1995, respectively.

     The gross margin increased to $74.4 million or 17.7% of revenues for 1996 from $46.1 million or 15.7% for 1995. The gross margin percentage has improved due to lower sales incentives, particularly in the Southern California region, as well as the Company's ability to raise sales prices on selected projects. During the first half of last year, the gross margin percentage in California was negatively impacted by the severe rain conditions in early 1995. The gross margin for 1995 is net of reductions in housing inventory to net realizable value of $1.9 million. No reductions were recorded in 1996 against the housing inventory as a result of the adoption of Statement of Financial Accounting Standard ("SFAS") No. 121. See "Adoption of New Accounting Pronouncements" below for further discussion. The gross margin on land sales was $0.8 million for 1996 compared to $1.0 million in 1995.

     Joint ventures reported combined housing revenues of $1.0 million on five homes closed for 1996 compared to $40.8 million on 154 homes closed for 1995. During 1996, the Company had a $0.2 million equity loss on its unconsolidated joint ventures compared to a $1.7 million pretax earnings for 1995. This decrease can largely be attributed to the lower number of joint venture closings. At December 31, 1996, there are no remaining joint venture housing units. In the future, the Company may consider entering into joint venture arrangements in areas of land scarcity or to diversify risk with capital intensive projects.

     Selling, general and administrative expenses ("SG&A") as a percentage of revenues decreased to 10.2% for 1996 from 10.7% for 1995. Selling expense as a percentage of revenues for 1996 and 1995 was 5.4% and 5.7%, respectively. The decline in selling expenses as a percentage of revenues is principally attributable to decreased advertising costs as a percentage of revenues during 1996, as well as a higher 1996 revenue base. General and administrative expense as a percentage of revenues for 1996 and 1995 was 4.8% and 5.0%, respectively. The reduction in general and administrative expense as a percentage of revenues is largely attributable to the increased revenues in 1996.

     Interest and other, net increased to $1.9 million for 1996 from $1.2 million for 1995. Included in interest and other, net are pretax earnings from the Company's mortgage operations; interest incurred, less amounts capitalized to housing inventories; and interest income. For the years ended December 31, 1996 and 1995, the Company incurred interest of $17.9 million and $15.9 million and capitalized $17.5 million and $15.8 million, respectively, of the interest incurred. The increase is due to an increase in earnings from the Company's mortgage operations.

     The Company's effective tax rate was 40.8% and 14.3% for 1996 and 1995, respectively. The effective tax rate for 1995 was impacted by a reduction in the deferred tax asset valuation allowance. See Note 8 to the Consolidated Financial Statements included in Item 8.

FISCAL YEAR 1995 COMPARED TO FISCAL YEAR 1994

     Total revenues for the year ended December 31, 1995 increased to $293.9 million from $260.2 million for the year ended December 31, 1994. This was accomplished despite difficult market conditions experienced in Southern California and construction delays as a result of the unusually heavy rainfall experienced during the first quarter of 1995. Housing revenues for 1995 increased to $284.4 million on 1,220 homes closed compared to $258.1 million on 1,012 homes closed in 1994. Housing revenues for 1995 increased due principally to a 21% increase in the number of homes closed partially offset by an 8% decline in the average sales price of homes closed from $252,000 in 1994 to $231,000 in 1995. The decline in the average sales price was largely a result of changes in the product mix and geographic location of homes closed. Revenues from land sales were $9.5 million for 1995 compared to $2.1 million in 1994. The Company's operations outside of California were not significant to the 1995 consolidated operating results.

     The gross margin was $46.1 million or 15.7% of revenues for 1995 compared to $44.7 million or 17.2% of revenues in 1994. The decline in the gross margin percent reflected higher sales incentives, particularly in Southern California, and the impact of construction and processing delays from the first quarter 1995 rains. In fiscal year 1995, the gross margin in the Northern California region exceeded the Southern California region as a result of stronger economic conditions. The gross margin on land sales was $1.0 million for 1995 compared to $0.1 million in 1994. Gross margin is net of reductions in housing inventory to net realizable value of $1.9 million in 1995 and $2.0 million in 1994.

     Joint ventures reported combined housing revenues of $40.8 million on 154 homes closed for 1995, compared to $92.6 million on 319 homes closed in 1994. Equity in pretax income of unconsolidated joint ventures was $1.7 million for 1995 compared to $2.6 million in 1994. This decrease can be largely attributable to a lower number of joint venture closings and a $0.8 million loss recognized principally on a joint venture land sale to an outside party. Partially offsetting this decrease was a $0.9 million increase from the completion of a joint venture project, however, this increase is a non-recurring event and is not indicative of future profits upon the completion of joint venture projects.

     Selling, general and administrative expenses as a percentage of revenues decreased to 10.7% for 1995 from 11.2% in 1994. Selling expenses as a percentage of revenues for 1995 and 1994 were 5.7% and 4.8%, respectively. The increase in selling expense as a percent of revenues is principally attributable to increased sales commissions and advertising costs required to stimulate housing sales. General and administrative expenses as a percentage of revenues for 1995 and 1994 were 5.0% and 6.4%, respectively. General and administrative expenses as a percent of revenues decreased primarily due to a decrease in incentive compensation expense which is based on operating results.

     Interest and other, net increased to $1.1 million for 1995 compared to $0.4 million in 1994. For the years ended December 31, 1995 and 1994, the Company incurred interest of $15.9 million and $14.7 million and capitalized $15.8 million and $14.2 million, respectively, of the interest incurred. The increase is the result of a lower interest expense for 1995 as compared to 1994.

     The Company's effective tax rate was 14.3% and 0% for 1995 and 1994, respectively. The effective tax rates were impacted during 1995 and 1994 by a reduction in the deferred tax asset valuation allowance. See Note 8 to the Consolidated Financial Statements included in Item 8.

LIQUIDITY AND CAPITAL RESOURCES

     The Company grew significantly in fiscal year 1996 while maintaining a strong financial position. At December 31, 1996, the Company's debt to equity ratio was 1.08 to 1.00 while the ratio of debt to total capital was 52%. Cash and cash equivalents totaled $31.1 million at the end of 1996. The inventory turnover ratio for the year ended December 31, 1996 improved to 1.29 from 1.14 for the comparable period in 1995, as a result of the increased number of homes closed for 1996 as compared to 1995, as well as the Company's efforts to closely monitor its housing inventory level.

     On June 20, 1996, the Company successfully completed its Offering of 5,000,000 shares of common stock including 4,562,900 shares sold by the Company. The net proceeds from the Offering were used to redeem the Series A Preferred and the remainder to temporarily reduce amounts outstanding under the Facility. In addition, all outstanding shares of the Series C cumulative convertible preferred stock were converted into common stock at a price equal to 80% of the initial offering price per share in the Offering.

     The Company's principal cash requirements are for the acquisition, development, construction and marketing of its residential projects. Historically, these activities have been financed through internally generated operating results and external sources of debt and equity financing.

     The Company's operating activities for 1996 and 1995 used $39.4 million and $19.7 million in cash, respectively. The Company used cash for 1996 to fund the following: $73.2 million in housing inventories and $3.8 million in other assets primarily from an increase in refundable utility deposits. The use of cash was partially offset by 1996 earnings of $19.7 million; $5.8 million in accounts payable and accrued liabilities; and various noncash adjustments from net income totaling $12.1 million. The Company's housing inventory increased 40% to $301.9 million at December 31, 1996 from $215.0 million at December 31, 1995, primarily due to the new project acquisitions.

     The 1995 sources of operating cash were earnings of $15.0 million; a $2.0 million decrease in housing inventories (excluding $9.1 million of housing inventories acquired through seller financing); a $2.3 million increase in accounts payable and other liabilities; and various noncash items from net income totaling $1.5 million. These cash sources were partially offset by a $1.2 million increase in other assets resulting primarily from an increase in refundable utility deposits. Housing inventories increased as the Company purchased new projects and continued its construction development on existing projects.

     Cash provided by investing activities was primarily distributions received from the Company's investment in unconsolidated joint ventures totaling $4.5 million for 1995.

     Net cash flow received from financing activities for 1996 was $21.4 million, while financing activities for 1995 used net cash flows of $11.7 million. The 1996 sources of financing were primarily the Offering and the Facility providing net proceeds of $54.3 million and $30.0 million, respectively. In 1995, cash was used largely to reduce the Facility's outstanding borrowings to zero and to repay existing indebtedness, as a result of the Company's strategy of maintaining liquidity during 1995. As the Company continues to expand in its existing markets and evaluates opportunities to enter new markets, it may eventually seek additional capital in the form of equity or debt financing.

     On April 10, 1996, the Company increased its Facility commitment to $100 million from $60 million. The amended Facility also provides for lower borrowing and administrative costs. Participants in the amended Facility include Bank of America NT&SA; Guaranty Federal Bank, F.S.B.; and Bank of Boston. The amended Facility extends the maturity date to July 31, 1999 and includes a provision for a 12-month amortization of outstanding principal starting July 31, 1998. Interest on borrowings is based on the bond rating on the 10 3/4% Senior Notes (the "Notes") which was upgraded to B1 by Moody's Investors Service on June 3, 1996. See Note 6 to the Consolidated Financial Statements.

     At December 31, 1996, approximately $57.7 million was available for future use under the provisions of the amended Facility. The Notes and the Facility, as well as other construction and development loans, contain certain restrictive covenants including limitations on additional indebtedness, minimum liquidity and net worth requirements and limitations on the amount of debt to equity. The indentures with respect to the Notes limit the ability of Greystone Homes, Inc. ("Greystone") to pay cash dividends or make loans and advances to the Company. At December 31, 1996, under the terms of the indentures, Greystone could pay cash dividends or make loans or advances to the Company in an amount of $51.1 million. The Notes are fully and unconditionally guaranteed by the Company.

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

BACKLOG

     Backlog is the number of units subject to pending sales contracts. Homes are typically sold during construction using sales contracts which are usually accompanied by cash deposits. Before entering into sales contracts, the Company generally prequalifies its customers. Purchasers are permitted to cancel sales contracts if they are unable to sell their existing homes or fail to qualify for financing and under certain other circumstances. The Company experienced a cancellation rate of 24% in 1994, 21% in 1995 and 25% in 1996. Although cancellations can delay the sales of the Company's homes, they have not had a material impact on sales, operations or liquidity since the Company closely monitors the progress of prospective buyers in obtaining financing and monitors and adjusts its start plans to better match the level of demand for its homes. The Company does not recognize revenue on homes covered by pending sales contracts until the sales are closed and the risk of ownership has been transferred to the buyer.

     Backlog at December 31, 1996 consisted of 583 units with an aggregate sales value of $134.5 million, representing 79% and 123% increases, respectively, over comparable figures at December 31, 1995. The Company's Northern California region provided strong growth in backlog levels with the sales value increasing by 228% to $62.4 million on 212 units at December 31, 1996 from $19 million on 68 units at December 31, 1995. This growth reflected a 63% increase in net new orders during the fourth quarter of 1996 over the comparable period in 1995. At December 31, 1996, the Company's operations outside of California accounted for 39% and 23% of the backlog units and sales value, respectively.

     The Company's backlog, including units from unconsolidated joint ventures, as of December 31, 1995 consisted of 325 units representing aggregate future housing revenues of approximately $60.2 million compared to 202 units representing $50.4 million a year earlier. The increase in backlog in fiscal year 1995 resulted from the Company's expansion into the Phoenix and Las Vegas housing markets.

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

     The adoption of SFAS No. 121 has caused several publicly traded homebuilders to write-off significant portions of their land inventory value. From inception, the Company has implemented conservative land acquisition policies designed to reduce the risks associated with changing market conditions. Prior to the adoption of SFAS No. 121, the Company reviewed its housing inventory, on a periodic basis, and recorded net realizable value adjustments to specific projects as considered necessary. As a result, the Company's implementation of SFAS No. 121, effective January 1, 1996, had no impact on the Company's consolidated financial position and results of operations in the current year.

     In October 1995, the Financial Accounting Standards Board issued SFAS
No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans, such as stock option plans. The Company elected to adopt the expanded disclosures provisions of SFAS No. 123.

SELECTED UNAUDITED QUARTERLY OPERATING DATA

     The homebuilding industry is seasonal. Generally, new orders are higher in the spring and summer with closings, and therefore revenues, being higher in the fall. The following table presents selected quarterly operating data of the Company for each of the eight quarters in the period ended December 31, 1996. In the opinion of management, all necessary adjustments (consisting of normal recurring adjustments) have been included to present fairly the unaudited selected quarterly operating data. This data is not necessarily indicative of the results of operations of the Company for any future period. See
"Cautionary Statements -- Variability of Results."

                                                                            QUARTER ENDED
                                   ------------------------------------------------------------------------------------------------
                                     MARCH 31,    JUNE 30,   SEPT. 30,    DEC. 31,   MARCH 31,    JUNE 30,   SEPT. 30,    DEC. 31,
                                       1995        1995        1995        1995        1996        1996        1996        1996
                                   ------------------------------------------------------------------------------------------------
                                                                        (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
   Revenues . . . . . . . . . . .  $   34,733  $   62,283  $   77,595  $  119,310  $   63,219  $   91,796 $   112,546   $   152,460
   Cost of sales  . . . . . . . .     (29,269)    (54,087)    (65,060)    (99,411)    (51,840)    (77,222)    (93,023)     (123,581)
                                   ------------------------------------------------------------------------------------------------
   Gross margin . . . . . . . . .       5,464       8,196      12,535      19,899      11,379      14,574      19,523        28,879
   Equity in pretax income (loss)
     of unconsolidated joint
     ventures . . . . . . . . . .         659       1,349        (189)        (77)       (148)        (86)         --             7
   Selling, general and
     administrative expenses. . .      (5,970)     (7,164)     (8,438)     (9,896)     (8,173)     (9,576)    (11,191)      (13,786)
   Interest and other, net  . . .         371         334         292         165         146         216         507           989
                                   ------------------------------------------------------------------------------------------------
   Pretax income  . . . . . . . .         524       2,715       4,200      10,091       3,204       5,128       8,839        16,089
   Income tax benefit(provision).          --       3,204      (1,680)     (4,036)     (1,307)     (2,092)     (3,607)       (6,564)
                                   ------------------------------------------------------------------------------------------------
   Net income . . . . . . . . . .  $      524   $   5,919   $   2,520   $   6,055  $    1,897   $   3,036  $    5,232     $   9,525
                                   ------------------------------------------------------------------------------------------------
                                   ------------------------------------------------------------------------------------------------
   Gross margin as a percent of
    revenues  . . . . . . . . . .        15.7%       13.2%       16.2%       16.7%      18.0%       15.9%       17.3%          18.9%
   Selling, general and
    administrative expenses as a
    percent of revenues . . . . .        17.2%       11.5%       10.9%        8.3%      13.0%       10.4%        9.9%           9.0%

HOUSING DATA: (1)
 Homes closed (units) . . . . . .         227         323         322         502        306         421         524            710
 Average price of homes closed  .   $     238   $     220  $      234  $      243   $    209   $     219  $      204     $      215
 Net new orders (units) . . . . .         311         380         383         423(2)     492         644         588            495
 Backlog (at period end)(units)(3)        286         343         404         325(2)     511         734         798            583
 Sales value of backlog (at period
   end)(3). . . . . . . . . . . .   $  67,611   $  84,997   $ 105,918  $   60,219(2)$101,011   $ 147,807  $  172,576     $  134,496

____________________
(1)  Includes consolidated and unconsolidated projects.
(2) Amount inlcudes the acquisition of seven residential projects from another homebuilder in December 1995.
(3) Backlog is the number of units subject to pending sales contracts, some of which are subject to contingencies. Therefore, no assurances can be given that this backlog will result in actual sales. See Item 1, Business - Sales and Marketing.

INTEREST RATES AND INFLATION

     The residential homebuilding industry is affected by changes in general economic factors, particularly by the impact of inflation and its effect on interest rates. Inflation can adversely affect the rates on funds borrowed by the Company and the affordability of permanent mortgage financing available to prospective customers. See Item 1. "Business - Cautionary Statements - Interest Rates; Mortgage Financing."

     Increased construction costs, rising interest rates, as well as increased material and labor costs, may reduce gross margins in the short-term, however, the Company attempts to recover the increased costs through increased sales prices without reducing sales volume. Inflation has not had a significant adverse effect on the Company's results of operations presented herein. However, there can be no assurance that inflation will not have a material adverse impact on the Company's future results of operations.

                      [This page intentionally left blank]

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.



                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders
Pacific Greystone Corporation

     We have audited the accompanying consolidated balance sheets of Pacific Greystone Corporation as of December 31, 1995 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific Greystone Corporation at December 31, 1995 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                           /S/ ERNST & YOUNG LLP


Los Angeles, California
January 24, 1997

                          PACIFIC GREYSTONE CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)





                                                     Year Ended December 31,
                                                 -------------------------------
                                                   1994       1995       1996
                                                 --------  ---------  ----------
Revenues. . . . . . . . . . . . . . . . . . . .  $260,185  $ 293,921  $ 420,021
Cost of sales . . . . . . . . . . . . . . . . .  (215,437)  (247,827)  (345,666)
                                                 --------  ---------  ----------
Gross margin. . . . . . . . . . . . . . . . . .    44,748     46,094     74,355
Equity in pretax income (loss) of
  unconsolidatedjoint ventures. . . . . . . . .     2,581      1,742       (227)
Selling, general and administrative expenses. .   (29,059)   (31,468)   (42,726)
Interest and other, net . . . . . . . . . . . .       388      1,162      1,858
                                                 --------  ---------  ----------
Pretax income . . . . . . . . . . . . . . . . .    18,658     17,530     33,260
Provision for income taxes. . . . . . . . . . .        --     (2,512)   (13,570)
                                                 --------  ---------  ----------
Net income. . . . . . . . . . . . . . . . . . .  $ 18,658  $  15,018  $  19,690
                                                 --------  ---------  ----------
                                                 --------  ---------  ----------
Pro forma earnings. . . . . . . . . . . . . . .            $  10,378  $  19,690
                                                           ---------  ----------
                                                           ---------  ----------
Pro forma earnings per share. . . . . . . . . .            $    0.69  $    1.32
                                                           ---------  ----------
                                                           ---------  ----------
Pro forma weighted average number of shares
outstanding . . . . . . . . . . . . . . . . . .               14,955     14,960
                                                           ---------  ----------
                                                           ---------  ----------

                             See accompanying notes.

                          PACIFIC GREYSTONE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                       ASSETS

                                                            December 31,
                                                   -----------------------------
                                                       1995             1996
                                                   ------------     ------------
Cash and cash equivalents. . . . . . . . . .       $    49,294      $    31,142
Housing inventories. . . . . . . . . . . . .           215,043          301,934
Deferred tax asset . . . . . . . . . . . . .            15,498            4,480
Other assets . . . . . . . . . . . . . . . .            10,135           12,913
                                                   ------------     ------------
  Total assets . . . . . . . . . . . . . . .       $   289,970      $   350,469
                                                   ------------     ------------
                                                   ------------     ------------

                         LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
 Accounts payable and other liabilities. . .       $    26,738      $    32,532
 Notes payable . . . . . . . . . . . . . . .            12,337           40,254
 Senior unsecured notes payable. . . . . . .           125,000          125,000
                                                   ------------     ------------
   Total liabilities . . . . . . . . . . . .           164,075          197,786


Shareholders' equity:
 Series A cumulative senior preferred
   stock . . . . . . . . . . . . . . . . . .            44,747               --
 Series C cumulative convertible
   preferred stock . . . . . . . . . . . . .            20,000               --
 Common stock, $.01 par value;
   35,000,000 shares authorized,
   14,959,741 shares issued and
   outstanding in 1996 . . . . . . . . . . .                41              150
 Additional paid-in capital. . . . . . . . .            27,898          132,482
 Retained earnings . . . . . . . . . . . . .            33,209           20,051
                                                   ------------     ------------
   Total shareholders' equity. . . . . . . .           125,895          152,683
                                                   ------------     ------------
     Total liabilities and shareholders'
       equity  . . . . . . . . . . . . . . .        $  289,970      $   350,469
                                                   ------------     ------------
                                                   ------------     ------------

                             See accompanying notes.

                          PACIFIC GREYSTONE CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                           Series A     Series B      Series C
                          Cumulative   Cumulative    Cumulative                                             Retained
                            Senior     Convertible  Convertible               Additional                    Earnings
                           Preferred    Preferred    Preferred      Common      Paid-in      Deferred     (Accumulated
                             Stock        Stock        Stock        Stock       Capital    Compensation     Deficit)       Total
                          ----------- ------------ -------------  ---------- -----------  --------------  ------------   ----------
Balance at December 31,
 1993. . . . . . . . . . . $   44,747  $   25,592   $    20,000    $     15   $   2,167    $      (145)    $    (467)     $  91,909
Conversion of Series B
 cumulative convertible
 preferred stock . . . . .         --     (25,592)           --          25      25,567             --            --             --
Issuance of additional
 common stock. . . . . . .         --          --            --           1         126             --            --            127
Amortization of
 deferred compensation . .         --          --            --          --          --            145            --            145
Net income for 1994. . . .         --          --            --          --          --             --        18,658         18,658
                          ----------- ------------ -------------  ---------- -----------  --------------  ------------   ----------
Balance at December 31,
 1994. . . . . . . . . . .     44,747          --        20,000          41      27,860             --        18,191        110,839
Repurchase and issuance
 of common stock . . . . .         --          --            --          --          38             --            --             38
Net income for 1995. . . .         --          --            --          --          --             --        15,018         15,018
                          ----------- ------------ -------------  ---------- -----------  --------------  ------------   ----------
Balance at December 31,
 1995. . . . . . . . . . .     44,747          --        20,000          41      27,898             --        33,209        125,895
Stock split, 1.4282
 to 1.00 . . . . . . . . .         --          --            --          17         (17)                          --             --
Initial public offering
 of common stock . . . . .         --          --            --          46      54,270             --            --         54,316
Redemption of preferred
 stock . . . . . . . . . .    (44,747)         --            --          --          --             --            --        (44,747)
Payment of a portion of
 the accrued dividends
 on the Series A
 cumulative senior
 preferred stock
 through the issuance
 of common stock . . . . .         --          --            --          17      20,531             --       (20,548)            --
Conversion of the
 Series C cumulative
 convertible preferred
 stock including a
 portion of the accrued
 dividends into common
 stock . . . . . . . . . .         --          --       (20,000)         29      29,800             --        (9,829)            --
Cash dividends paid on
 preferred stocks. . . . .         --          --            --          --          --             --        (2,471)        (2,471)
Net income for 1996. . . .         --          --            --          --          --             --        19,690         19,690
                          ----------- ------------ -------------  ---------- -----------  --------------  ------------   ----------
Balance at December 31,
 1996. . . . . . . . . . .$        --  $       --   $        --    $    150  $  132,482    $        --     $  20,051      $ 152,683
                          ----------- ------------ -------------  ---------- -----------  --------------  ------------   ----------
                          ----------- ------------ -------------  ---------- -----------  --------------  ------------   ----------


                                See accompanying notes.

                          PACIFIC GREYSTONE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                         YEAR ENDED DECEMBER 31,
                                                                              ----------------------------------------------
                                                                                 1994             1995              1996
                                                                              -----------    -------------     -------------
OPERATING ACTIVITIES:
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . .                $  18,658      $   15,018        $   19,690
 Adjustments to reconcile net income to net cash
  (used in) provided by operating activities:
      Depreciation and amortization . . . . . . . . . . . . . .                      978             764               930
      Deferred portion of provision for income taxes. . . . . .                    7,496           7,012            11,018
      Reduction of deferred tax asset valuation allowance . . .                   (7,496)         (4,500)               --
      Equity in pretax (income) loss of unconsolidated joint
        ventures. . . . . . . . . . . . . . . . . . . . . . . .                   (2,581)         (1,742)              227
Net changes in operating assets and liabilities:
  Housing inventories   . . . . . . . . . . . . . . . . . . . .                  (58,749)          1,996           (73,246)
  Other assets  . . . . . . . . . . . . . . . . . . . . . . . .                   (5,488)         (1,185)           (3,818)
  Accounts payable and other liabilities  . . . . . . . . . . .                    5,843           2,297             5,794
                                                                              -----------    -------------     -------------
Net cash (used in) provided by operating activities . . . . . .                  (41,339)         19,660           (39,405)

INVESTING ACTIVITIES:
Distributions from (contributions to) unconsolidated joint
 ventures   . . . . . . . . . . . . . . . . . . . . . . . . . .                    4,219           4,510              (117)
                                                                              -----------    -------------     -------------
Net cash provided by (used in) investing activities . . . . . .                    4,219           4,510              (117)

FINANCING ACTIVITIES:
Net proceeds from common stock issuance . . . . . . . . . . . .                       --              --            54,316
Redemption of preferred stock . . . . . . . . . . . . . . . . .                       --              --           (44,747)
Cash dividends paid on preferred stock  . . . . . . . . . . . .                       --              --            (2,471)
Net (payment on) proceeds from revolving credit facility  . . .                  (21,668)         (3,000)           30,000
Proceeds from notes payable . . . . . . . . . . . . . . . . . .                   25,600           5,113                --
Repayments of notes payable . . . . . . . . . . . . . . . . . .                  (83,493)        (13,814)          (15,728)
Proceeds from issuance of senior unsecured notes
 payable  . . . . . . . . . . . . . . . . . . . . . . . . . . .                  125,000              --                --
                                                                              -----------    -------------     -------------
Net cash provided by (used in) financing activities . . . . . .                   45,439         (11,701)           21,370
                                                                              -----------    -------------     -------------
Net increase (decrease) in cash and cash equivalents  . . . . .                    8,319          12,469           (18,152)
Cash and cash equivalents at beginning of year  . . . . . . . .                   28,506          36,825            49,294
                                                                              -----------    -------------     -------------
Cash and cash equivalents at end of year  . . . . . . . . . . .                $  36,825       $  49,294         $  31,142
                                                                              -----------    -------------     -------------
                                                                              -----------    -------------     -------------
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid . . . . . . . . . . . . . . . . . . . . . . .                $      --       $      --         $     557
                                                                              -----------    -------------     -------------
                                                                              -----------    -------------     -------------
SUPPLEMENTAL DISCLOSURE OF NON CASH ACTIVITIES:
Housing inventories acquired through seller financing . . . . .                $  12,973       $   9,139         $  13,645
                                                                              -----------    -------------     -------------
                                                                              -----------    -------------     -------------

                             See accompanying notes.

1.    FORMATION OF COMPANY

     Pacific Greystone Corporation (the "Company") is a leading regional builder of high quality, single family homes primarily targeted to first time and move-up homebuyers in infill and emerging markets located throughout Northern and Southern California, as well as Las Vegas and Phoenix. The Company also provides mortgage brokerage services to its customers.

     The Company was founded on October 10, 1991 by senior management and Warburg, Pincus Investors, L.P. Since inception, the Company has expanded its presence in Northern and Southern California through start-up operations in new markets. In December 1995, the Company expanded into the Las Vegas, Nevada and Phoenix, Arizona markets through the acquisition of seven residential projects from another homebuilder.

     On June 20, 1996, the Company completed its initial public offering (the "Offering") and sold 5,000,000 shares of common stock, including 4,562,900 and 437,100 shares sold by the Company and certain stockholders of the Company, respectively. The Offering was priced at $13.00 per share and the net proceeds were used to redeem the Series A cumulative senior preferred stock ("Series A Preferred") and the remainder to temporarily reduce amounts outstanding under the revolving credit facility.

     In connection with the Offering, the Company declared a dividend on the Series A Preferred equal to the accrued dividends thereon to the date of the closing of the Offering. The Company and holders of the Series A Preferred agreed that accrued dividends through March 31, 1996, aggregating approximately $20,548,000, would be paid through the issuance of common stock valued at a per share price equal to the initial offering price per share in the Offering less underwriting discounts and commissions. Dividends on the Series A Preferred from April 1, 1996 to the closing of the Offering, aggregating approximately $1,650,000, were paid in cash. In addition, all outstanding shares of the Series C cumulative convertible preferred stock ("Series C Preferred") plus accrued dividends thereon through March 31, 1996 were converted into common stock at a price equal to 80% of the initial offering price per share in the Offering. Dividends on the Series C Preferred from April 1, 1996 to the closing of the Offering aggregating approximately $821,000, were paid in cash.

2.    ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION
     The accompanying consolidated financial statements include the accounts of the Company and all wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation. Investments in joint ventures which are not effectively controlled by the Company are accounted for using the equity method. The accounting policies of the joint ventures are substantially the same as those of the Company.

     CASH AND CASH EQUIVALENTS
      The Company considers all highly liquid investments with a maturity of three months or less when purchased and amounts in-transit from escrow accounts to be cash equivalents. The Company estimates that the market value of these investments approximates their book value.

     HOUSING INVENTORIES
     The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" effective January 1, 1996. In accordance with this pronouncement, the Company records impairment losses on long-lived assets held and used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. The adoption of SFAS No. 121 had no impact on the Company's consolidated financial position and results of operations in the current year.

     Prior to January 1, 1996, housing inventories were stated at the lower of cost or estimated net realizable value for each project. Estimated net realizable value was based upon management's evaluation of the net sales proceeds anticipated in the normal course of business, less estimated costs to complete or improve the property to the condition used in determining the estimated selling price given current economic conditions and those expected throughout the development and selling period. Management's assessment of net realizable value incorporated a thorough assessment of the Company's liquidity and capital resources. For the years ended December 31, 1994 and 1995, cost of sales included approximately $2,000,000 and $1,900,000, respectively, for reductions in housing inventories to net realizable value.

     Housing revenues are recognized when homes are completed and ownership has transferred to the customer. Cost of sales is comprised of direct and allocated costs including estimated future costs for warranty. Land, land improvements and other common costs are generally allocated to units within a project. Development costs include interest and other carrying costs incurred until development is substantially complete.

     INCOME TAXES
     The Company accounts for income taxes using SFAS No. 109, "Accounting for Income Taxes." Among other things, SFAS No. 109 requires the liability method and that current and deferred tax balances be determined based on tax rates and laws enacted as of the balance sheet date rather than the historical tax rates.

     HISTORICAL PER SHARE DATA
     Historical per share data calculated in accordance with APB No. 15, "Earnings Per Share," was not presented on the statements of income since such data was not considered relevant to the new common shareholders. In calculating historical per share data under APB No. 15, the preferred dividend requirements were deducted from net income and the weighted average number of shares outstanding were adjusted to give effect to the Offering and the stock split as discussed in Note 9. Historical per share data was $1.36 for the year ended December 31, 1996. The computation of historical per share is based on the weighted average number of common shares and common share equivalents outstanding of 10,701,000 in 1996.

     STOCK-BASED COMPENSATION PLANS
     The Company has elected to follow Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its stock options since the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing non-traded stock options. Under APB No. 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

                         PACIFIC GREYSTONE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   ACCOUNTING POLICIES (CONTINUED)

     USE OF ESTIMATES
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates made by management relate primarily to accruals, including warranty, project budgets, and the valuation of certain real estate. Actual results could differ from those estimates.

     RECLASSIFICATIONS
     Certain prior year amounts have been reclassified to conform to current year presentation.

3.   PRO FORMA DATA

     PRO FORMA EARNINGS
     Pro forma earnings for purposes of this calculation is historical pretax income less an assumed provision for income taxes at an effective tax rate of 40.8% and excludes the effect of the preferred dividend requirements.

     PRO FORMA WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
     Pro forma weighted average number of shares outstanding was calculated as if (a) the Offering was consummated on January 1, 1995 and (b) the changes in the capital structure discussed in Note 1 and Note 9 occurred on such date.

4.   HOUSING INVENTORIES

     As of December 31, 1995 and 1996, the finished homes and completed model portion of housing inventories was approximately $52,519,000 and $75,189,000, respectively. An analysis of interest incurred is as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                          1994           1995           1996
                                                      ------------   -----------   ------------
                                                                      (In thousands)
Interest incurred....................................  $  14,716      $  15,895      $  17,887
Less: interest capitalized...........................    (14,170)       (15,761)       (17,529)
                                                      ------------   -----------   ------------
Net interest expense.................................  $     546      $     134      $     358
                                                      ------------   -----------   ------------
                                                      ------------   -----------   ------------
Interest paid........................................  $  10,383      $  16,006      $  17,822
                                                      ------------   -----------   ------------
                                                      ------------   -----------   ------------
Amortization of capitalized interest included in
   cost of sales.....................................  $  9,140       $  14,926      $  16,599
                                                      ------------   -----------   ------------
                                                      ------------   -----------   ------------

                   PACIFIC GREYSTONE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


5.   INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

     Summarized combined financial information of the Company's investments in unconsolidated joint ventures accounted for using the equity method is as follows:

                         SUMMARY COMBINED BALANCE SHEETS


                                                DECEMBER 31,
                                       -------------------------------
                                              1995          1996
                                       -------------     -------------
                                               (In thousands)
ASSETS
Cash and cash equivalents.............     $  4,001         $  940
Housing inventories...................          119             --
Other assets..........................          338             --
                                       -------------     -------------
  Total assets........................     $  4,458         $  940
                                       -------------     -------------
                                       -------------     -------------

LIABILITIES AND EQUITY
Liabilities...........................     $  1,920         $  720
Equity:
  The Company.........................          280            170
  Others..............................        2,258             50
                                       -------------     -------------
      Total liabilities and equity....     $  4,458         $  940
                                       -------------     -------------
                                       -------------     -------------


                      SUMMARY COMBINED STATEMENTS OF INCOME

                                                                YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                          1994           1995           1996
                                                      ------------   -----------   ------------
                                                                      (In thousands)
Revenues.............................................   $  92,629      $  43,689     $  989
Cost of sales........................................     (85,316)       (38,915)      (917)
                                                      ------------   -----------   ------------
Gross margin.........................................       7,313          4,774         72
Selling, general and administrative expenses.........      (3,571)        (1,595)       (38)
Interest and other, net..............................         145             78         28
                                                      ------------   -----------   ------------
Pretax income........................................    $  3,887       $  3,257    $    62
                                                      ------------   -----------   ------------
                                                      ------------   -----------   ------------
The Company's share of pretax income (loss)..........    $  2,581       $  1,742    $  (227)
                                                      ------------   -----------   ------------
                                                      ------------   -----------   ------------

     The Company's interest in earnings of its joint venture investments ranges from 25% to 50%. The joint venture agreements generally provide that the first cash distributions from operations are to be distributed to repay capital contributions, loans or advances and thereafter all cash is to be distributed in accordance with the earnings and loss sharing ratios.

                         PACIFIC GREYSTONE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


5.   INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)

     The Company receives a fee for management services it renders to its joint ventures. The fees are intended to compensate the Company for its efforts on behalf of the joint ventures and are included in the Company's revenues. The amount of management fees recognized for the years ended December 31, 1994 and 1995 is approximately $2,139,000 and $1,005,000, respectively. No management fee was recognized for the year ended December 31, 1996.

     The Company guarantees, on an unsecured basis, certain debt of its joint ventures which is secured by land and improvements. At December 31, 1995, approximately $325,000 was guaranteed by the Company. At December 31, 1996, the Company had no liability for such obligations.

6.   NOTES PAYABLE

     Notes payable consist of the following:

                                                DECEMBER 31,
                                       -------------------------------
                                              1995          1996
                                       -------------     -------------
                                               (In thousands)
Unsecured revolving credit facility..    $     --         $  30,000
Notes secured by trust deeds;
   interest payable at 8% to 10%.....      10,287            10,254
Assessment bond liabilities;
   interest payable at 6.0% to 7.9%..       2,050                --
                                       -------------     -------------
Total notes payable..................   $  12,337         $  40,254
                                       -------------     -------------
                                       -------------     -------------


     Terms under the unsecured revolving credit facility (the "Facility") dated June 28, 1994 and as amended on July 24, 1995 and April 10, 1996 provide for a total commitment not to exceed $100,000,000. The Facility matures July 31, 1999 and includes a provision for a 12-month amortization of outstanding principal starting July 31, 1998. The Facility provides for interest on borrowings at either the Bank Reference Rate or the London Interbank Offered Rate plus an applicable spread based on the Company's senior long-term debt rating. A quarterly commitment fee of .125% on the unused portion is payable quarterly in arrears.

     The Facility provides for various covenants and restrictions, including minimum liquidity and net worth requirements and limitations on the amount of debt to equity. The Company is able to draw against the Facility based on housing inventory borrowing base levels. The Company is not required to pay down the line from each home closing. The Company had $57,691,000 available under the Facility for future use at December 31, 1996.

     Housing inventories having a carrying value of $25,478,000 and $32,308,000 at December 31, 1995 and 1996, respectively, are pledged to collateralize secured loans. The Company estimates that the market value of its notes payable approximates their stated book value.

     Principal payments on the above notes are due as follows:
1997, $9,210,000; 1998, $15,033,000; 1999, $15,036,000; 2000, $39,000; and
$936,000 thereafter. The Company's weighted average interest rate on short-term borrowings was 8.0% and 8.5% as of December 31, 1995 and 1996, respectively.

                         PACIFIC GREYSTONE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.   SENIOR UNSECURED NOTES PAYABLE

     On March 10, 1994, the Company, through its wholly-owned subsidiary, Greystone Homes, Inc. ("Greystone"), sold in a private placement $125,000,000 aggregate principal amount of 10 3/4% Senior Notes (the "Notes"). The Notes were subsequently registered with the Securities and Exchange Commission.

     The Notes are due March 1, 2004 with interest payable semi-annually. The Company may, at its option, redeem the Notes, in whole or in part, at any time on or after March 1, 1999, initially at 105.375% of the principal amount thereof, declining to 100% of the principal amount thereof on or after March 1, 2001. The Notes are general unsecured senior obligations of Greystone, ranking pari passu in right of payment with all existing and future unsecured indebtedness that is not, by its terms, expressly subordinated in right of payment to the Notes. The Notes contain certain restrictive covenants including limitations on additional indebtedness. The indentures with respect to the Notes limit the ability of Greystone to pay cash dividends or make loans and advances to the Company. Under the terms of the indentures, Greystone could pay cash dividends or make loans or advances to the Company in an amount of $51,075,000 at December 31, 1996. The Notes are fully and unconditionally guaranteed by the Company. The market value of the Notes approximates their book value.

8.   INCOME TAXES

     Included in the table below is the provision for income taxes:

                                                                YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                          1994           1995           1996
                                                      ------------   -----------   ------------
                                                                      (In thousands)
Current tax expense:
  Federal............................................  $    --        $    --        $  (1,259)
  State..............................................       --             --           (1,293)
Deferred tax expense:
  Federal............................................   (6,360)        (6,005)          (9,460)
  State..............................................   (1,136)        (1,007)          (1,558)
Reduction in valuation allowance.....................    7,496          4,500               --
                                                      ------------   -----------   ------------

Provision for income taxes...........................  $    --      $  (2,512)       $ (13,570)
                                                      ------------   -----------   ------------
                                                      ------------   -----------   ------------

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company's deferred tax asset are as follows:

                                                                    DECEMBER 31,
                                                          -------------------------------
                                                               1995             1996
                                                          -------------     -------------
                                                                   (In thousands)
Difference between assigned value and tax basis
 of operating assets, primarily housing inventories......  $  5,628          $  2,600
Net operating loss and capital loss carryforwards,
 tax effected............................................     8,911               511
Book accruals not deductible for tax purposes............     2,315             2,673
Other temporary differences, primarily relating
 to fixed assets.........................................       144               196
                                                          -------------     -------------
Deferred tax asset.......................................    16,998             5,980
Valuation allowance......................................    (1,500)           (1,500)
                                                          -------------     -------------
Net deferred tax asset................................... $  15,498          $  4,480
                                                          -------------     -------------
                                                          -------------     -------------

                         PACIFIC GREYSTONE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


8.   INCOME TAXES (CONTINUED)

     SFAS No. 109 requires the reduction of the deferred tax asset by a valuation allowance if, based on the weight of available evidence, it is more likely than not that a portion or all of the deferred tax asset will not be realized. For the years ended December 31, 1994 and 1995, the Company reduced its valuation allowance by $7,496,000 and $4,500,000, respectively, due to the increased visibility of anticipated future income. The Company has established a $1,500,000 valuation allowance for capital loss carryforwards which currently are not expected to be utilized. Based on the weight of available evidence, in the opinion of the Company's management, the Company will more likely than not generate sufficient taxable income to fully utilize the net deferred tax asset.

     The reconciliation of income tax attributable to continuing operations computed at the applicable statutory tax rates to income tax expense is as follows:


                                                                YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                          1994           1995           1996
                                                      ------------   -----------   ------------
                                                                      (In thousands)
Tax at U.S. statutory rate                             $  (6,530)     $  (6,135)     $  (11,641)
State income taxes, net of federal tax benefit            (1,138)        (1,007)         (1,853)
Reduction in valuation allowance                           7,496          4,500             --
Other                                                        172            130             (76)
                                                      ------------   -----------   ------------
Total income tax expense                               $      --      $  (2,512)     $  (13,570)
                                                      ------------   -----------   ------------
                                                      ------------   -----------   ------------

9.   STOCKHOLDERS' EQUITY

     The Board of Directors authorized a 1.4282 to 1.00 stock split of the Company's common stock immediately prior to the Offering. The Company's par value of $.01 remained unchanged and an amount equal to the par value of the shares outstanding prior to the Offering has been transferred from additional paid-in capital to common stock. In addition, the authorized number of common shares were increased from 5,000,000 to 35,000,000 while the preferred shares were decreased from 7,100,000 to 5,000,000. All references in the financial statements to number of shares and per share amounts have been restated to reflect the stock split. At December 31, 1995 and 1996, the Company had 5,829,074, after adjusting for a 1.4282 to 1.00 stock split, and 14,959,741 common shares outstanding, respectively.

     In conjunction with the issuance of the Notes, the holders of the Series B cumulative convertible preferred stock ("Series B Preferred") converted the 2,559,260 shares of Series B Preferred then outstanding into common shares on a share-for-share basis. There were no dividends declared or paid on the Series B Preferred.

                         PACIFIC GREYSTONE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.  STOCK OPTIONS

     The Company has a 1996 stock option and award plan (the "Plan") to grant options and other awards to employees. The Plan provides for the granting of a maximum of 825,000 shares subject to options or other awards. On June 20, 1996, 299,195 stock options were awarded to certain executive officers of the Company pursuant to the Plan. These options were first exercisable on December 20, 1996 and expire on June 20, 2006. On June 24, 1996, additional options to purchase an aggregate of 295,000 shares were granted to other management of the Company. These options have a term of ten years and will vest in equal annual installments over three years. All stock options were granted at the initial offering price to the public in the Offering. During 1996, 16,000 stock options were canceled.

  Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method under SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996: risk-free interest rates of 6.11%; dividend yields of 0%, volatility factors of the expected market price of the Company's common stock of .384; and a weighted-average expected life of the options of 3 years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that require the input of highly subjective assumptions including the expected stock price volatility. Since the Company's stock options have characteristics significantly different from those of traded options, and since changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

     For purposes of SFAS No. 123 pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's 1996 pro forma information is as follows: pro forma net income under SFAS No. 123: $13,744,000; weighted average number of common shares and common shares equivalents outstanding: 10,701,000 and pro forma earnings per share under SFAS No. 123: $1.28. The effects of applying SFAS No. 123 to the Company's stock-based awards for 1995 results in net income and earnings per share that are not materially different from the reported amount.

     A summary of the Company's stock option activity, and related information for the year ended December 31, 1996 is as follows:

                                  Options              Weighted-Average
                                 (in 000s)              Exercise Price
                                 -----------           -----------------
Outstanding-beginning of year....     14                      $  1.83
Granted..........................    594                        13.00
Exercised........................      -                            -
Forfeited........................    (16)                       13.00
                                  ---------
Outstanding-end of year..........    592                     $  12.73
                                  ---------
                                  ---------
Exercisable-end of year..........    304                     $  12.82
                                  ---------
                                  ---------
Weighted-average fair value of
   options granted under
   SFAS No. 123 during the year..     --                     $   3.93

                         PACIFIC GREYSTONE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.  COMMITMENTS AND CONTINGENCIES

     The Company has entered into agreements to lease certain office facilities under operating leases which expire at various dates through 1998. Future minimum payments under the noncancelable leases having an initial or remaining term in excess of one year are as follows: 1997, $1,141,000; 1998, $260,000; and 1999, $105,000. Total rent expense for the years ended December 31, 1994, 1995 and 1996, was $969,000, $877,000 and $1,097,000, respectively.

     At December 31, 1995 and 1996, the Company had outstanding performance bonds with an estimated potential obligation of $20,117,000 and $37,334,000, respectively, related principally to its obligations for site improvements at various projects. The Company does not believe that any such bonds are likely to be drawn upon.

     David Kaplan, a director of the Company, was a principal with Victor Capital Group, L.P. in 1995. The Company engaged Victor Capital Group, L.P. to assist in the development of the Company's long-term strategic plan. The Company made payments in 1995 totaling $160,000 for consulting services rendered. The Company paid $85,000 to the Autumn Hill Group for similar consulting services rendered in 1996. David Kaplan is a principal at the Autumn Hill Group.

     Commitments and contingencies include the usual obligations of homebuilders for the completion of contracts and those incurred in the ordinary course of business. The Company is also involved in routine litigation arising in the ordinary course of its business. In the opinion of the Company's management, none of the pending litigation will have a material adverse effect on the Company's consolidated financial condition or results of operations.

                         PACIFIC GREYSTONE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.   SUPPLEMENTAL INFORMATION ON GREYSTONE HOMES, INC.

     Summarized consolidated financial information for Greystone is presented below. In accordance with the Company's management agreement, corporate general and administrative expenses are allocated based upon the gross revenues of the companies. Such allocation of corporate general and administrative expenses is included in Greystone's selling, general and administrative expenses presented below.

                       SUMMARY CONSOLIDATED BALANCE SHEETS

                                                             DECEMBER 31,
                                                        ------------------------
                                                          1995            1996
                                                        ---------      ---------
                                                             (In thousands)
ASSETS
Cash and cash equivalents                              $  40,013      $  22,594
Housing inventories                                      215,043        301,934
Deferred tax asset                                        15,498          4,480
Other assets                                               9,668         12,554
                                                       ---------      ---------
     Total assets                                      $ 280,222      $ 341,562
                                                       ---------      ---------
                                                       ---------      ---------

LIABILITIES AND SHAREHOLDER'S EQUITY
Accounts payable and other liabilities                 $  21,200      $  24,011
Intercompany payable to the Company                        2,314          3,675
Notes payable                                             12,337         40,254
Senior unsecured notes payable                           125,000        125,000
                                                       ---------      ---------
     Total liabilities                                   160,851        192,940
Shareholder's equity                                     119,371        148,622
                                                       ---------      ---------
     Total liabilities and shareholder's equity
                                                       $ 280,222      $ 341,562
                                                       ---------      ---------
                                                       ---------      ---------

                    SUMMARY CONSOLIDATED STATEMENTS OF INCOME

                                                               YEAR ENDED DECEMBER 31,
                                                      ---------------------------------------
                                                        1994           1995           1996
                                                      ---------      ---------      ---------
                                                                   (In thousands)
Revenues                                              $ 259,786      $ 292,538      $ 420,021
Cost of sales                                          (215,437)      (248,026)      (345,666)
                                                      ---------      ---------      ---------
Gross margin                                             44,349         44,512         74,355
Equity in pretax income (loss) of unconsolidated
 joint ventures                                           2,581          1,742           (227)
Selling, general and administrative expenses            (28,329)       (30,135)       (42,667)
Interest and other, net                                     150            802          1,360
                                                      ---------      ---------      ---------
Pretax income                                            18,751         16,921         32,821
Provision for income taxes                                   --         (2,512)       (13,570)
                                                      ---------      ---------      ---------
Net income                                            $  18,751      $  14,409      $  19,251
                                                      ---------      ---------      ---------
                                                      ---------      ---------      ---------

                         PACIFIC GREYSTONE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.   SUPPLEMENTAL INFORMATION ON GREYSTONE HOMES, INC.

     Greystone is a wholly-owned subsidiary of the Company and is the obligor on the Notes. The Notes are fully and unconditionally guaranteed by the Company, except for certain subsidiaries of the Company which are considered inconsequential individually and in the aggregate to the Company on a consolidated basis. Separate financial statements and other related disclosures for Greystone are not presented, as the Company's management does not consider the information material to investors.

     In September 1995, all the subsidiaries of Greystone were merged into Greystone's operations. Accordingly, the requirements of Rule 1-02 (aa) of Regulation S-X for certain information and summarized combined financial statements no longer apply.

13.  SELECTED UNAUDITED QUARTERLY FINANCIAL DATA

     Unaudited quarterly financial data for the years ended December 31, 1995 and 1996 is summarized as follows:

                                                   FIRST         SECOND         THIRD        FOURTH
                                                 --------       --------      ---------     ---------
                                                       (In thousands except for per share data)
1995
Revenues                                         $ 34,733       $ 62,283      $  77,595     $ 119,310
Gross margin                                        5,464          8,196         12,535        19,899
Pretax income                                         524          2,715          4,200        10,091
Net income                                            524          5,919          2,520         6,055

Pro forma earnings per share (SEE NOTE 3)        $   0.02       $   0.11      $    0.17     $    0.40

1996
Revenues                                         $ 63,219       $ 91,796      $ 112,546     $ 152,460
Gross margin                                       11,379         14,574         19,523        28,879
Pretax income                                       3,204          5,128          8,839        16,089
Net income                                          1,897          3,036          5,232         9,525


Pro forma earnings per share (SEE NOTE 3)        $   0.13       $   0.20      $    0.35     $    0.64

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                   PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by Item 401 of Regulation S-K is set forth in the Company's 1997 Annual Meeting Proxy Statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1996 except for the information regarding the executive officers of the Company, which is included in Part I on page 17 herein. The Company's 1997 Annual Meeting Proxy Statement, exclusive of the information set forth under the captions "Report of the Compensation Committee" and "Company Performance," are incorporated herein by this reference.

ITEM 11.    EXECUTIVE COMPENSATION.

     The information required by Item 402 of Regulation S-K is set forth in the Company's 1997 Annual Meeting Proxy Statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1996. The Company's 1997 Annual Meeting Proxy Statement, exclusive of the information set forth under the captions "Report of the Compensation Committee" and "Company Performance," are incorporated herein by this reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by Item 403 of Regulation S-K is set forth in the Company's 1997 Annual Meeting Proxy Statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1996. The Company's 1997 Annual Meeting Proxy Statement, exclusive of the information set forth under the captions "Report of the Compensation Committee" and "Company Performance," are incorporated herein by this reference.

ITEMS 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by Item 404 of Regulation S-K is set forth in the Company's 1997 Annual Meeting Proxy Statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1996. The Company's 1997 Annual Meeting Proxy Statement, exclusive of the information set forth under the captions "Report of the Compensation Committee" and "Company Performance," are incorporated herein by this reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A)   1.  FINANCIAL STATEMENTS.

     The following required information is included herein on pages 31 - 46 of this Report:

   Report of Independent Auditors

   Consolidated Statements of Income for each of the three years in the period ended December 31, 1996

   Consolidated Balance Sheets as of December 31, 1995 and 1996

   Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 1996

   Consolidated statements of Cash Flows for each of the three years in the period ended December 31, 1996

   Notes to Consolidated Financial Statements

       2. FINANCIAL STATEMENT SCHEDULES.

 Financial statement schedules have been omitted. The information required is presented herein in the "Notes to Consolidated Financial Statements" on pages 36 - 46 of this Report.

       3. EXHIBITS.

Exhibit
 Number                               Description
-------                               -----------

 3.1(f)  Restated Certificate of Incorporation of the Company.
 3.2(f)  Bylaws of the Company.
 3.3(f)  Amendments to the Bylaws of the Company.
 4.1(b) Indenture, dated as of March 1, 1994, among Greystone Homes, Inc., Pacific Greystone Corporation, HLDC Acquisition Corp., Stonegrey Corporation, PGC Holdings, Inc., A-M Homes, a California Limited Partnership and U.S. Trust Company of California, N.A., as Trustee, relating to the 10 3/4% Senior Notes due March 1, 2004 of Greystone Homes, Inc.
 4.2 The Registrant agrees to furnish to the Securities and Exchange Commission upon request copies of all instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries.
10.1(a) First Amended and Restated Shareholders' Agreement and Irrevocable Proxy, dated as of September 28, 1992, by and among the Company and certain shareholders.
10.2(a) Office Space Lease, dated December 12, 1988, between Downey Savings and Loan Association and A-M Homes, a California Limited Partnership, with respect to the property located at 3501 Jamboree Road, Newport Beach.
10.3(a) Office Lease, dated December 21, 1992, between Toluca Plaza Company and the Company, with respect to the Company's corporate executive offices located at 6767 Forest Lawn Drive, Los Angeles, California.
10.4(d) Employment Agreement, dated as of January 1, 1996, between the Company and Jack R. Harter.(1)
10.5(d) Employment Agreement, dated as of January 1, 1996, between the Company and Antonio B. Mon.(1)
10.6(b) Revolving Credit Agreement, dated as of June 28, 1994, between Bank of America National Trust and Savings Association, as lender, and Greystone Homes, Inc. and A-M Homes, a California Limited Partnership, as borrower.

Exhibit
 Number                               Description
-------                               -----------

10.7(c) Modification Agreement dated July 24, 1995 to the Revolving Credit Agreement between Bank of America National Trust and Savings Association, as lender, and Greystone Homes, Inc. and A-M Homes, a California Limited Partnership, as borrower.
10.8(e) Second Modification Agreement dated April 4, 1996 to the Revolving Credit Agreement between Bank of America National Trust and Savings Association, as lender, and Greystone Homes, Inc., as borrower.
10.9(e) Co-Lending Agreement dated April 4, 1996 to the Revolving Credit Agreement between Bank of America National Trust and Savings Association, as the agent for certain lenders, and Greystone Homes, Inc., as borrower.
10.8(c) Amendment No. 1 to the First Amended and Restated Shareholders' Agreement and Irrevocable Proxy.
10.9(c)  1995 Eligible Directors' Stock Option Plan.(1)
10.10(f) Agreement between the Company and Warburg, Pincus Investors, L.P. 10.11(g) Amended and Restated 1995 Eligible Directors' Stock Option Plan.(1) 10.12(h) 1996 Employee Stock Option and Award Plan.(1)
10.13(i) 1996 Employee Stock Purchase Plan.(1)
21       List of Subsidiaries.
23       Consent of Independent Auditors.
27       Financial Data Schedule.

-------------------------
(a) Filed as an exhibit to the Company's Registration Statement No. 33-76628 on Form S-4 and incorporated herein by reference.

(b) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1994 and incorporated herein by reference.

(c) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1995 and incorporated herein by reference.

(d) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference.

(e) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1996 and incorporated herein by reference.

(f) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996 and incorporated herein by reference.

(g) Filed as an exhibit to the Company's Registration Statement No. 333-07117 on Form S-8 dated June 28, 1996, and incorporated by reference herein.

(h) Filed as an exhibit to the Company's Registration Statement No. 333-07115 on Form S-8 dated June 28, 1996, and incorporated by reference herein.

(i) Filed as an exhibit to the Company's Registration Statement No. 333-06985 on Form S-8 dated June 27, 1996, and incorporated by reference herein.

(1) Management contract, compensation plan or arrangement required to be identified pursuant to Item 14(a) (3) of this Report.

(B)       REPORTS ON FORM 8-K.

    No reports on Form 8-K were filed during the quarter ended December 31, 1996.

                     [This page intentionally left blank]

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                PACIFIC GREYSTONE CORPORATION


February 11, 1997               /s/ Jack R. Harter
                                -----------------------------------------------
                                Chairman, President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


February 11, 1997               /s/ Jack R. Harter
                                -----------------------------------------------
                                Jack R. Harter
                                Chairman, President and Chief Executive Officer

February 11, 1997               /s/ Antonio B. Mon
                                -----------------------------------------------
                                Antonio B. Mon
                                Vice Chairman and Chief Financial Officer

February 11, 1997               /s/ Bruce E. Gross
                                -----------------------------------------------
                                Bruce E. Gross
                                Senior Vice President, Controller and Treasurer
                                (Chief Accounting Officer)

February 11, 1997               /s/ Sidney Lapidus
                                -----------------------------------------------
                                Sidney Lapidus
                                Director

February 11, 1997               /s/ Reuben S. Leibowitz
                                -----------------------------------------------
                                Reuben S. Leibowitz
                                Director

February 11, 1997
                                -----------------------------------------------
                                John D. Santoleri
                                Director

February 11, 1997               /s/ David Kaplan
                                -----------------------------------------------
                                David Kaplan
                                Director