Form 10-Q
period 1997-03-31
PACIFIC GREYSTONE CORP /DE/
filed 1997-05-01
CIK 920760

                                      1997
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 1997
                                       OR
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                         Commission File Number  1-11749

                          ----------------------------

                          PACIFIC GREYSTONE CORPORATION
             (Exact name of registrant as specified in its charter)

        DELAWARE                                       95-4337490
(State of Incorporation)                  (I.R.S. Employer Identification No.)

                       6767 FOREST LAWN DRIVE,  SUITE 300
                       LOS ANGELES, CALIFORNIA  90068-1027
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

                                YES     X      NO
                                      -----         -----

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   The number of shares of common stock, par value $.01 per share, outstanding as of April 30, 1997 was 14,959,741.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          PACIFIC GREYSTONE CORPORATION
                                    FORM 10-Q

                                      INDEX



                                                              PAGE NUMBER
                                                              -----------

PART  I.   FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Statements of Income
           Three Months Ended March 31, 1997 and 1996                3

           Consolidated Balance Sheets
           March 31, 1997 and December 31, 1996                      4

           Consolidated Statements of Cash Flows
           Three Months Ended March 31, 1997 and 1996                5

           Notes to Consolidated Financial Statements                6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations             9

PART II.   OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                         13

SIGNATURES                                                          14

PART I.   FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                          PACIFIC GREYSTONE CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                (IN THOUSANDS, EXCEPT PER SHARE DATA - UNAUDITED)

                                                          THREE MONTHS
                                                         ENDED MARCH 31,
                                                  ---------------------------
                                                      1997             1996
                                                  ----------        ---------
Revenues                                          $  101,482         $  63,219
Cost of sales                                        (83,531)          (51,840)
                                                  ----------        ---------
Gross margin                                          17,951            11,379
Selling, general and administrative expenses         (11,376)           (8,173)
Interest and other, net                                  139                (2)
                                                  ----------        ---------
Pretax income                                          6,714             3,204
Provision for income taxes                            (2,739)           (1,307)
                                                  ----------        ---------
Net income                                         $   3,975         $   1,897
                                                  ----------        ---------
                                                  ----------        ---------
Earnings per share                                 $    0.27
                                                  ----------
                                                  ----------
Weighted average number of shares outstanding         14,960
                                                  ----------
                                                  ----------
Pro forma earnings per share                                          $   0.13
                                                                    ---------
                                                                    ---------
Pro forma weighted average number of shares outstanding                 14,972
                                                                    ---------
                                                                    ---------

                             SEE ACCOMPANYING NOTES

                          PACIFIC GREYSTONE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                     ASSETS

                                                   MARCH 31,       DECEMBER 31,
                                                      1997            1996
                                                  ----------        ---------
                                                  (UNAUDITED)
Cash and cash equivalents                         $   18,345        $   31,142
Housing inventories                                  324,968           301,934
Deferred tax asset                                     4,207             4,480
Other assets                                           9,551            12,913
                                                  ----------        ---------
   Total assets                                   $  357,071        $  350,469
                                                  ----------        ----------
                                                  ----------        ----------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
 Accounts payable and other liabilities           $   31,584        $   32,532
 Notes payable                                        43,829            40,254
 Senior unsecured notes payable                      125,000           125,000
                                                  ----------        ----------
   Total liabilities                                 200,413           197,786

Shareholders' equity:
 Common stock                                            150               150
 Additional paid-in capital                          132,482           132,482
 Retained earnings                                    24,026            20,051
                                                  ----------         ---------
   Total shareholders' equity                        156,658           152,683
                                                  ----------         ---------
     Total liabilities and shareholders' equity   $  357,071        $  350,469
                                                  ----------        ----------
                                                  ----------        ----------

                             SEE ACCOMPANYING NOTES

                          PACIFIC GREYSTONE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS - UNAUDITED)

                                                              THREE MONTHS
                                                             ENDED MARCH 31,
                                                         ----------------------
                                                            1997          1996
                                                         ---------      -------
OPERATING ACTIVITIES:
Net income                                               $  3,975      $  1,897
Adjustments to reconcile net income to net cash
  used in operating activities:
   Depreciation and amortization                              273           208
   Deferred portion of provision for income taxes             273         1,082
Net changes in operating assets and liabilities:
   Housing inventories                                    (23,034)      (30,286)
   Other assets                                             3,089           606
   Accounts payable and accrued liabilities                  (948)       (5,867)
                                                         ---------      -------
Net cash used in operating activities                     (16,372)      (32,360)

FINANCING ACTIVITIES:
Net proceeds from revolving credit facility                 5,000        10,000
Repayments of notes payable                                (1,425)       (1,387)
                                                         ---------      -------
Net cash provided by financing activities                   3,575         8,613
                                                         ---------      -------
Net decrease in cash and cash equivalents                 (12,797)      (23,747)
Cash and cash equivalents at beginning of period           31,142        49,294
                                                         ---------      -------
Cash and cash equivalents at end of period               $ 18,345      $ 25,547
                                                         ---------      -------
                                                         ---------      -------
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid                                        $  2,000       $    75
                                                         ---------      -------
                                                         ---------      -------
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Housing inventories acquired through seller financing    $      -       $ 1,451
                                                         ---------      -------
                                                         ---------      -------

                             SEE ACCOMPANYING NOTES

                          PACIFIC GREYSTONE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   BASIS OF PRESENTATION

     The accompanying consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required by generally accepted accounting principles for complete financial statements have been condensed or omitted. In the opinion of the Company's management, all adjustments, which include normal recurring accruals, considered necessary for a fair presentation have been included. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

     The Company historically has experienced, and expects to continue to experience, variability in quarterly sales and revenues. The consolidated statement of income for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the 1996 financial information to conform to the current period presentation.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates made by management relate primarily to accruals, including warranty, project budgets, and the valuation of certain real estate. Actual results could differ from those original estimates.

2.   EARNINGS PER SHARE

     The computation of earnings per share is based on the weighted average number of common shares and common share equivalents outstanding during the period. Common share equivalents include dilutive stock options using the treasury stock method.

3.   PRO FORMA DATA

     The Company completed its initial public offering (the "Offering") on June 20, 1996 and sold 5,000,000 shares of common stock. Earnings per share data included in the Company's registration statement for the Offering excluded historical per share data calculated in accordance with Accounting Principles Board Opinion No. 15, "Earnings Per Share," since such information was not indicative of the continuing capital structure of the Company. Pro forma earnings per share data included herein was calculated as if (a) the Offering was consummated on January 1, 1996 and (b) the changes in the capital structure as discussed in Note 1 and Note 9 of the Company's consolidated financial statements, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, occurred on such date.

                          PACIFIC GREYSTONE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

4.   HOUSING INVENTORIES

     As of March 31, 1997 and December 31, 1996, the finished homes and completed model portion of housing inventories was $72,197,000 and $75,189,000, respectively. An analysis of interest incurred is as follows:

                                                            THREE MONTHS
                                                            ENDED MARCH 31,
                                                       -----------------------
                                                          1997           1996
                                                       --------       ---------
                                                            (in thousands)
Interest incurred                                      $  4,191       $  3,912
Less: interest capitalized                               (4,167)        (3,801)
                                                       --------       ---------
Net interest expense                                   $     24       $    111
                                                       --------       ---------
                                                       --------       ---------
Interest paid                                          $  7,558       $  7,303
                                                       --------       ---------
                                                       --------       ---------
Amortization of capitalized interest included
  in cost of sales                                     $  2,973       $  2,080
                                                       --------       ---------
                                                       --------       ---------


5.  SUPPLEMENTAL INFORMATION ON GREYSTONE HOMES, INC.

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

                       SUMMARY CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                      MARCH 31,    DECEMBER 31,
                                                         1997          1996
                                                      ---------      ---------
                                                            (in thousands)
Cash and cash equivalents                             $  13,275      $  22,594
Housing inventories                                     324,968        301,934
Deferred tax asset                                        4,207          4,480
Other assets                                              9,004         12,554
                                                      ---------      ---------
  Total assets                                        $ 351,454      $ 341,562
                                                      ---------      ---------
                                                      ---------      ---------
                      LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities:
  Accounts payable and other liabilities              $  25,628      $  24,011
  Intercompany payable to the Company                     4,297          3,675
  Notes payable                                          43,829         40,254
  Senior unsecured notes payable                        125,000        125,000
                                                      ---------      ---------
    Total liabilities                                   198,754        192,940
Shareholder's equity:                                   152,700        148,622
                                                      ---------      ---------
    Total liabilities and shareholder's equity        $ 351,454      $ 341,562
                                                      ---------      ---------
                                                      ---------      ---------

                          PACIFIC GREYSTONE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

5. SUPPLEMENTAL INFORMATION ON GREYSTONE HOMES, INC. (CONTINUED)

                 SUMMARY CONSOLIDATED STATEMENTS OF INCOME


                                                          THREE MONTHS
                                                          ENDED MARCH 31,
                                                      ------------------------
                                                         1997          1996
                                                      ---------      ---------
                                                           (in thousands)
Revenues                                              $ 101,482      $  63,220
Cost of sales                                           (83,531)       (51,840)
                                                      ---------      ---------
Gross margin                                             17,951         11,380
Selling, general and administrative expenses            (11,298)        (8,164)
Interest and other, net                                     164             (1)
                                                      ---------      ---------
Pretax income                                             6,817          3,215
Provision for income taxes                               (2,739)        (1,307)
                                                      ---------      ---------
Net income                                            $   4,078      $   1,908
                                                      ---------      ---------
                                                      ---------      ---------

       Greystone is a wholly-owned subsidiary of the Company and is the obligor on the Senior Unsecured Notes Payable (the "Notes"). The Notes are fully and unconditionally guaranteed by the Company, except for certain subsidiaries of the Company which are considered inconsequential individually and in the aggregate to the Company on a consolidated basis. Separate financial statements and other related disclosures for Greystone are not presented, as the Company's management does not consider the information material to investors.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  EXCEPT FOR HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS REPORT CONTAIN FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY. SUCH RISKS, UNCERTAINTIES AND OTHER FACTORS INCLUDE, BUT ARE NOT LIMITED TO, THOSE RISKS DISCUSSED HEREIN, CHANGES IN THE GENERAL ECONOMIC CONDITIONS, FLUCTUATIONS IN INTEREST RATES, INCREASES IN LABOR AND RAW MATERIAL COSTS, LABOR SHORTAGES, INCLEMENT WEATHER CONDITIONS, LEVELS OF COMPETITION AND OTHER FACTORS DESCRIBED IN DETAIL IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1996 AND OTHER DOCUMENTS FILED BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION FROM TIME TO TIME.

RESULTS OF OPERATIONS

  The following table presents, for the periods indicated, selected housing data of the Company (dollar amounts in thousands):

                                                           THREE MONTHS
                                                          ENDED MARCH 31,
                                                     -------------------------
HOUSING DATA:                                           1997            1996
UNITS:                                               ----------     ----------
Homes closed:
  Northern California                                       141            113
  Southern California                                       167            109
  Outside California                                        140             81
                                                     ----------     ----------
     Total                                                  448            303
                                                     ----------     ----------
                                                     ----------     ----------
  Joint Ventures                                              -              3
                                                     ----------     ----------
                                                     ----------     ----------
Net new orders:
  Northern California                                       221            188
  Southern California                                       242            198
  Outside California                                        216            105
                                                     ----------     ----------
     Total                                                  679            491
                                                     ----------     ----------
                                                     ----------     ----------
  Joint Ventures                                              -              1
                                                     ----------     ----------
                                                     ----------     ----------

Backlog (at period end):
  Northern California                                       292            143
  Southern California                                       216            198
  Outside California                                        306            169
                                                     ----------     ----------
     Total                                                  814            510
                                                     ----------     ----------
                                                     ----------     ----------
  Joint Ventures                                              -              1
                                                     ----------     ----------
                                                     ----------     ----------

Sales value of backlog (at period end):              $  196,822     $  101,011
                                                     ----------     ----------
                                                     ----------     ----------

     Net income for the first quarter of 1997 increased by 111% to $4.0 million compared to $1.9 million for the first quarter of 1996. The strong performance for the current quarter was driven by a 61% surge in revenues, primarily attributable to a recovering Southern California economy. This led to increased volume, as well as a lower selling, general and administrative ratio. Furthermore, the Company's operations outside of California continue to provide profitable growth during the first quarter of 1997 with revenues increasing by 130% to $17.7 million on 140 homes closed.

     Net new orders for the first quarter of 1997 increased 38% to 679 units compared to 492 units for the comparable quarter one year ago. This increase was accomplished despite high sales levels experienced during the first quarter of last year. Net new orders from the Company's California operations showed a 20% increase while operations outside of California produced a strong 106% increase during the current quarter. The combined 216 net new orders from the Las Vegas and Phoenix markets represented the highest level of quarterly orders since the Company initiated operations in those markets in December 1995. At March 31, 1997, backlog consisted of 814 units with an aggregate sales value of $196.8 million, representing 59% and 95% increases, respectively, over comparable figures at March 31, 1996.

     The Company has received a letter of intent from its lead lender to increase its unsecured bank credit facility to $150 million, of which $125 million has been committed by its lenders. The Company expects to finalize the new agreement during the second quarter of 1997. The new agreement will provide for lower borrowing costs and administrative costs, as well as less restrictive covenants. Interest on outstanding borrowings will be based on the bond rating on the Company's 10 3/4% senior notes (the "Notes"). In April 1997, the bond rating on the Notes was upgraded to Ba3 and B+ by Moody's Investors Service and Standard & Poor's Corporation, respectively.

     The following table sets forth, for the periods indicated, certain income statement data as a percentage of total revenues:

                                                           THREE MONTHS
                                                          ENDED MARCH 31,
                                                     --------------------------
                                                        1997          1996
                                                     ----------     ----------
Revenues                                               100.0%        100.0%
Cost of sales                                           (82.3)        (82.0)
                                                     ----------     ----------
Gross margin                                             17.7          18.0
Selling, general and administrative expenses            (11.2)        (12.9)
Interest and other, net                                   0.1             -
                                                     ----------     ----------
Pretax income                                             6.6           5.1
Provision for income taxes                               (2.7)         (2.1)
                                                     ----------     ----------
Net income                                               3.9%          3.0%
                                                     ----------     ----------
                                                     ----------     ----------
THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

     Total revenues increased to $101.5 million on 448 homes closed in the first quarter of 1997 from $63.2 million on 303 homes closed in the first quarter of 1996. The increased revenues were largely driven by the increased number of homes closed, which was due to the greater number of actively selling projects from which the Company was delivering homes and the stronger backlog levels of homes at the end of 1996. All regions produced solid growth with revenues increasing by 51% and 130% in California and outside of California, respectively. The largest increase for the current quarter, in terms of dollars, was in the Southern California region where revenues increased by 91% to $48.6 million from $25.5 million for the same period last year. The overall average sales price on homes closed increased to $227,000 for the three months ended March 31, 1997 from $209,000 for the three months ended March 31, 1996, largely reflecting an increased proportion of higher-priced homes from the Company's move-up segment. There were no land sales in the first quarter of 1997 or 1996.

     The gross margin increased to $18.0 million or 17.7% of revenues in the current quarter from $11.4 million or 18.0% in the year-earlier quarter. The slight decline in the gross margin percentage was largely a result of a change in the product mix partially offset, however, by the continued downward levels of sales incentives offered in the Southern California region. During the first quarter of last year, the Company's home closings were heavily weighted toward the higher margin projects in California causing an unusual product mix.

     Selling, general and administrative ("SG&A") expenses as a percentage of revenues decreased to 11.2% for the first quarter of 1997 from 12.9% for the same period in 1996. Selling expenses as a percentage of revenues for the three months ended March 31, 1997 and 1996 were 5.7% and 6.3%, respectively. General and administrative expenses as a percentage of revenues for the three months ended March 31, 1997 and 1996 were 5.5% and 6.6%, respectively. The reduction in selling and general and administrative expenses as a percentage of revenues is largely attributable to the increased revenues in 1997.

     In the first three months of 1997, interest and other, net totaled $0.1 million. Included in interest and other, net is interest incurred, less amounts capitalized to housing inventories and interest income. For the three months ended March 31, 1997 and 1996, the Company incurred interest of $4.2 million and $3.9 million and capitalized interest to housing inventories of $4.2 million and $3.8 million, respectively. Interest and other, net for the first three months of 1997 was similar to that in the comparable 1996 period.

     The Company's effective tax rate was 40.8% for the quarters ended March 31, 1997 and 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal cash requirements are for the acquisition, development, construction and marketing of its residential projects. Historically, these activities have been financed through internally generated operating results and external sources of debt and equity financing.

     At March 31, 1997, the Company's financial position remained strong. The Company's debt to equity ratio was 1.08 to 1.00 at March 31, 1997, while debt to total capital was 52%. Cash and cash equivalents totaled $18.3 million at the end of the first quarter. The Company has the financial flexibility to continue to execute its growth strategy which focuses on maximizing the potential of its existing operations and further expanding into other attractive markets outside of California.

     At March 31, 1997, approximately $65 million was available for future use under the provisions of the $100 million unsecured revolving credit facility (the "Facility"). The Notes and the Facility, as well as other construction and development loans, contain certain restrictive covenants including limitations on additional indebtedness, minimum liquidity and net worth requirements and limitations on the amount of debt to equity. The indentures with respect to the Notes limit the ability of Greystone to pay cash dividends or make loans and advances to the Company. At March 31, 1997, under the terms of the indentures, Greystone could pay cash dividends or make loans or advances to the Company in an amount of $53.1 million. The Notes are fully and unconditionally guaranteed by the Company.

     The Company has received a letter of intent from its lead lender to increase its unsecured bank credit facility to $150 million, of which $125 million has been committed by its lenders. The Company expects to finalize the new agreement during the second quarter of 1997. The new agreement will provide for lower borrowing costs and administrative costs, as well as less restrictive covenants. Interest on outstanding borrowings will be based on the bond rating on the Notes. In April 1997, the bond rating on the Notes was upgraded to Ba3 and B+ by Moody's Investors Service and Standard & Poor's Corporation, respectively.

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

BACKLOG

     Backlog at March 31, 1997 consisted of 814 units with an aggregate sales value of $196.8 million, representing 59% and 95% increases, respectively, over comparable figures at March 31, 1996. The Company's Northern California operations continue to provide strong growth in backlog levels with the sales value increasing by 158% to $96.5 million on 292 units at March 31, 1997 from $37.4 million on 143 units at March 31, 1996. At March 31, 1997, the Company's operations outside of California accounted for 38% and 20% of the backlog units and sales value, respectively. The Company experienced construction delays as a result of the inclement weather conditions in California in late 1996 and early 1997, which may impact home closings throughout the remaining quarters in 1997.

INTEREST RATES AND INFLATION

     The residential homebuilding industry is affected by changes in general economic factors, particularly by the impact of inflation and its effect on interest rates. Inflation can adversely affect the rates on funds borrowed by the Company and the affordability of mortgage financing available to prospective customers.

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

PART II.   OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

27   Financial Data Schedule.

REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                PACIFIC GREYSTONE CORPORATION


April 30, 1997                  /s/ Jack R. Harter
                                ----------------------------
                                Jack R. Harter
                                Chairman, President and Chief Executive Officer


April 30, 1997                  /s/ Antonio B. Mon
                                ----------------------------
                                Antonio B. Mon
                                Vice Chairman and Chief Financial Officer