Form 10-Q
period 1997-06-30
PACIFIC GREYSTONE CORP /DE/
filed 1997-08-01
CIK 920760

                                      1997
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ----------------------------------

                                   FORM 10-Q

             /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1997
                                      OR
             / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _______ to _______

                          Commission File Number 1-11749
                        ----------------------------------

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

                                 YES   X     NO
                                    -------     ------

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    The number of shares of common stock, par value $.01 per share, outstanding as of July 28, 1997 was 14,967,229.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         PACIFIC GREYSTONE CORPORATION

                                    FORM 10-Q

                                     INDEX

                                                                        PAGE NUMBER
                                                                        -----------
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Statements of Income--
        Three and Six Months Ended June 30, 1997 and 1996..............      3

        Consolidated Balance Sheets--
        June 30, 1997 and December 31, 1996............................      4

        Consolidated Statements of Cash Flows--
        Six Months Ended June 30, 1997 and 1996........................      5

        Notes to Consolidated Financial Statements.....................      6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations..................     11

PART II. OTHER INFORMATION

Item 1. Legal Proceedings..............................................     15
Item 4. Submission of Matters to a Vote of Security Holders............     15
Item 6. Exhibits and Reports on Form 8-K................................    16

SIGNATURES.............................................................     17

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         PACIFIC GREYSTONE CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                (In thousands, except per share data -- unaudited)

                                                                THREE MONTHS             SIX MONTHS
                                                               ENDED JUNE 30,          ENDED JUNE 30,
                                                            ---------------------  ----------------------
                                                               1997       1996        1997        1996
                                                            ----------  ---------  ----------  ----------
Revenues..................................................  $  148,597  $  91,796  $  250,079  $  155,015
Cost of sales.............................................    (123,040)   (77,222)   (206,571)   (129,062)
                                                            ----------  ---------  ----------  ----------
Gross margin..............................................      25,557     14,574      43,508      25,953
Selling, general and administrative expenses..............     (13,243)    (9,576)    (24,619)    (17,749)
Interest and other, net...................................         708        130         847         128
                                                            ----------  ---------  ----------  ----------
Pretax income.............................................      13,022      5,128      19,736       8,332
Provision for income taxes................................      (5,313)    (2,092)     (8,052)     (3,399)
                                                            ----------  ---------  ----------  ----------
Net income................................................  $    7,709  $   3,036  $   11,684  $    4,933
                                                            ----------  ---------  ----------  ----------
                                                            ----------  ---------  ----------  ----------
Earnings per share........................................  $     0.52             $     0.78
                                                            ----------             ----------
                                                            ----------             ----------
Weighted average number of shares outstanding.............      14,960                 14,960
                                                            ----------             ----------
                                                            ----------             ----------
Pro forma earnings per share..............................              $    0.20              $     0.33
                                                                        ---------              ----------
                                                                        ---------              ----------
Pro forma weighted average number of shares outstanding...                 14,960                  14,960
                                                                        ---------              ----------
                                                                        ---------              ----------

                             SEE ACCOMPANYING NOTES

                         PACIFIC GREYSTONE CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                     ASSETS

                                                     JUNE 30,   DECEMBER 31,
                                                       1997         1996
                                                    ----------  ------------
                                                    (UNAUDITED)
Cash and cash equivalents.........................  $   42,418   $   31,142
Housing inventories...............................     321,389      301,934
Deferred tax asset................................       4,207        4,480
Other assets......................................      10,455       12,913
                                                    ----------   -----------
  Total assets....................................  $  378,469   $  350,469
                                                    ----------   -----------
                                                    ----------   -----------
                     LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Accounts payable and other liabilities..........  $   32,958   $   32,532
  Notes payable...................................      56,144       40,254
  Senior unsecured notes payable..................     125,000      125,000
                                                    ----------   -----------
       Total liabilities..........................     214,102      197,786

Shareholders' equity:
  Common stock....................................         150          150
  Additional paid-in capital.....................      132,482      132,482
  Retained earnings...............................      31,735       20,051
                                                    ----------   -----------
    Total shareholders' equity....................     164,367      152,683
                                                    ----------   -----------
    Total liabilities and shareholders' equity....  $  378,469   $  350,469
                                                    ----------   -----------
                                                    ----------   -----------

                          SEE ACCOMPANYING NOTES

                        PACIFIC GREYSTONE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands -- unaudited)

                                                                          SIX MONTHS
                                                                        ENDED JUNE 30,
                                                                     --------------------
                                                                       1997       1996
                                                                     ---------  ---------
OPERATING ACTIVITIES:
Net income.........................................................  $  11,684  $   4,933
Adjustments to reconcile net income to net cash
  used in operating activities:
    Depreciation and amortization..................................        565        414
    Deferred portion of provision for income taxes.................        273      3,026
Net changes in operating assets and liabilities:
  Housing inventories..............................................    (17,414)   (54,161)
  Other assets.....................................................      1,893     (1,143)
  Accounts payable and accrued liabilities.........................        426     (1,451)
                                                                     ---------  ---------
Net cash used in operating activities..............................     (2,573)   (48,382)

FINANCING ACTIVITIES:
Net proceeds from common stock issuance............................         --     54,316
Redemption of preferred stock......................................         --    (44,747)
Cash dividends paid on preferred stocks............................         --     (2,471)
Net proceeds from revolving credit facility........................     18,000     25,000
Repayments of notes payable........................................     (4,151)    (1,662)
                                                                     ---------  ---------
Net cash provided by financing activities..........................     13,849     30,436
                                                                     ---------  ---------
Net increase (decrease) in cash and cash equivalents...............     11,276    (17,946)
Cash and cash equivalents at beginning of period...................     31,142     49,294
                                                                     ---------  ---------
Cash and cash equivalents at end of period.........................  $  42,418  $  31,348
                                                                     ---------  ---------
                                                                     ---------  ---------
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid..................................................  $   7,720  $     373
                                                                     ---------  ---------
                                                                     ---------  ---------
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Housing inventories acquired through seller financing..............  $   2,041  $   5,599
                                                                     ---------  ---------
                                                                     ---------  ---------

                             SEE ACCOMPANYING NOTES

                      PACIFIC GREYSTONE CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

1. BASIS OF PRESENTATION

    The accompanying consolidated financial statements of Pacific Greystone Corporation (the "Company" or "Greystone") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for reporting on Form 10Q. Accordingly, certain information and footnote disclosures required by generally accepted accounting principles for complete financial statements have been condensed or omitted. In the opinion of the Company's management, all adjustments, which include normal recurring accruals, considered necessary for a fair presentation have been included. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

    The Company historically has experienced, and expects to continue to experience, variability in quarterly sales and revenues. The consolidated statements of income for the three and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the 1996 financial information to conform to the current period presentation.

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

2. PROPOSED MERGER

    Greystone and Lennar Corporation, a Delaware corporation ("Lennar"), have entered into a Plan and Agreement of Merger, dated June 10, 1997 (the "Merger Agreement"), subject to the terms and conditions thereof, Lennar will be merged (the "Merger") with and into Greystone with Greystone as the surviving corporation (the "Surviving Corporation"). Prior to the Merger, among other things, Lennar will (i) transfer to a newly formed Delaware corporation and wholly-owned subsidiary of Lennar, LNR Property Corporation ("LNR"), its Asset Management Business (as defined in the Merger Agreement) and distribute 100% of the equity of LNR to Lennar's stockholders (the "Spin Off") and (ii) transfer certain real estate assets, largely consisting of land under development, to a newly formed joint venture (the "Transfer") in which Lennar and LNR will each own a 50% interest and with respect to which a subsidiary of Lennar will act as the managing general partner. The Surviving Corporation will be named Lennar Corporation, and will be comprised of the existing homebuilding operations and residential financial service operations of both companies.

    The Merger Agreement provides for, among other things, the issuance of a stock dividend immediately prior to the consummation of the Merger of 0.138 of a share of common stock, par value $.01 per share, of Greystone ("Greystone Common Stock") on each share of Greystone Common Stock then outstanding (the "Stock Dividend"). Upon consummation of the Merger, (i) each outstanding share of Greystone Common Stock will remain outstanding as a share of common stock of the Surviving Corporation, (ii) each outstanding share of common stock of Lennar will be converted into one share of common stock of the Surviving Corporation, and (iii) each outstanding share of Class B common stock of Lennar will be converted into one share of Class B common stock of the Surviving Corporation. Upon consummation of the Merger, current Greystone shareholders will own 32%, and current Lennar shareholders will own 68%, of the Surviving Corporation.

                      PACIFIC GREYSTONE CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                              (Unaudited)


2. PROPOSED MERGER (continued)

    The Merger Agreement provides that the consolidated net worth of Lennar as of the Merger, giving effect to the Spin Off and the Transfer but not giving effect to the Merger and subject to certain adjustments, will be $200 million (subject to increases if the Merger is consummated after August 31, 1997). The Merger Agreement also provides, among other things, for certain payments to be made under certain conditions in the event the Merger is not consummated. Additionally, consummation of the Merger is subject to the receipt of a ruling from the Internal Revenue Service (or an opinion of counsel) with respect to certain tax matters relating to the proposed transactions. Consummation of the Merger is also subject to certain other conditions.

    Leonard Miller and certain of his affiliates (collectively, "Miller") entered into a voting agreement (the "Miller Voting Agreement"), dated June 10, 1997, with Lennar, Greystone and Warburg, Pincus Investors, L.P., a Delaware limited partnership ("Warburg"), pursuant to which Miller agreed, among other things, to vote all his equity in Lennar in favor of the Merger.

    Warburg entered into a voting agreement (the "Warburg Voting Agreement"), dated June 10, 1997, with Lennar and Greystone, subject to the terms and conditions thereof, pursuant to which Warburg has agreed to vote at least 50% of the outstanding Greystone Common Stock in favor of the Merger. Warburg also agreed to make certain payments to Lennar under certain circumstances.

    Copies of each of the Merger Agreement, the Miller Voting Agreement and the Warburg Voting Agreement were filed as exhibits to the Company's Current Report on Form 8-K, dated June 17, 1997, and are hereby incorporated herein by reference. The foregoing summary is qualified in its entirety by reference thereto. Furthermore, the information hereby is incorporated herein by reference into Part II of this Report. The Merger will be subject to the completion of a joint proxy statement / prospectus filed on Form S-4 with the Securities and Exchange Commission.

3. EARNINGS PER SHARE

    The computation of earnings per share is based on the weighted average number of common shares and common share equivalents outstanding during the period. Common share equivalents include dilutive stock options using the treasury stock method.

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share", which supersedes Accounting Principles Board Opinion ("APB") No. 15, the existing authoritative guidance. SFAS No. 128 is effective for financial statements for both interim and annual periods after December 15, 1997 and requires restatement of all prior period per share data presented. Earlier adoption of this standard is not permitted. The new standard modifies the calculations of primary and fully-diluted per share data and replaces them with basic and diluted per share data. The Company has determined that the adoption of SFAS No. 128 will not have a material impact on its current reported per share data.

                      PACIFIC GREYSTONE CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                              (Unaudited)


4. PRO FORMA DATA

    The Company completed its initial public offering (the "Offering") on June 20, 1996 and sold 5,000,000 shares of common stock. Earnings per share data included in the Company's registration statement for the Offering excluded historical per share data calculated in accordance with APB No. 15, since such information was not indicative of the continuing capital structure of the Company. Pro forma earnings per share data included herein was calculated as if (a) the Offering was consummated on January 1, 1996 and (b) the changes in the capital structure as discussed in Note 1 and Note 9 of the Company's consolidated financial statements, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, occurred on such date.

5. HOUSING INVENTORIES

    As of June 30, 1997 and December 31, 1996, the finished homes and completed model portion of housing inventories was $57,279,000 and $75,189,000, respectively. An analysis of interest incurred is as follows:

                                                             THREE MONTHS             SIX MONTHS
                                                            ENDED JUNE 30,           ENDED JUNE 30,
                                                       ----------------------    ----------------------
                                                         1997          1996        1997         1996
                                                       ----------    --------    ---------    ---------
                                                                       (IN THOUSANDS)
Interest incurred....................................  $   4,809    $   4,715    $   9,000    $   8,627
Less: interest capitalized...........................     (4,796)      (4,607)      (8,963)      (8,408)
                                                       ---------    ---------    ---------    ---------
Net interest expense.................................  $      13    $     108    $      37    $     219
                                                       ---------    ---------    ---------    ---------
                                                       ---------    ---------    ---------    ---------
Interest paid........................................  $   1,493    $   1,178    $   9,051    $   8,481
                                                       ---------    ---------    ---------    ---------
                                                       ---------    ---------    ---------    ---------
Amortization of capitalized interest included
   in cost of sales..................................  $   4,787    $   4,184    $   7,760    $   6,264
                                                       ---------    ---------    ---------    ---------
                                                       ---------    ---------    ---------    ---------

6. UNSECURED REVOLVING CREDIT FACILITY

    On June 25, 1997, the Company increased its unsecured revolving credit facility to $150,000,000, of which $125,000,000 has been committed by its lenders. The new facility provides for interest on borrowings at either the Bank Reference Rate or the London Interbank Offered Rate plus an applicable spread based on the bond rating on the Company's 10 3/4% senior notes (the "Notes"). A quarterly commitment fee of 0.125% on the unused portion is payable quarterly in arrears. The Notes are rated Ba3 and B+ by Moody's Investors Service and Standard & Poor's Corporation, respectively. The Company's interest rate on borrowings under the new facility was 7.5% at June 30, 1997.

                     PACIFIC GREYSTONE CORPORATION
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          (Unaudited)

7.  SUPPLEMENTAL INFORMATION ON GREYSTONE HOMES, INC.

    Summarized consolidated financial information for Greystone Homes, Inc. ("Greystone Homes") is presented below. In accordance with the Company's management agreement, corporate general and administrative expenses are allocated based upon the gross revenues of the companies. Such allocation of corporate general and administrative expenses is included in Greystone Homes' selling, general and administrative expenses presented below.

                      SUMMARY CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                      JUNE 30,         DECEMBER 31,
                                                        1997              1996
                                                     ----------        -------------
                                                             (IN THOUSANDS)
Cash and cash equivalents...................         $   39,431           $   22,594
Housing inventories.........................            321,389              301,934
Deferred tax asset..........................              4,207                4,480
Other assets................................              8,705               12,554
                                                     ----------        -------------
    Total assets............................         $  373,732           $  341,562
                                                     ----------        -------------
                                                     ----------        -------------

                     LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities:
  Accounts payable and other liabilities........     $   25,932           $   24,011
  Intercompany payable to the Company...........          6,443                3,675
  Notes payable.................................         56,144               40,254
  Senior unsecured notes payable................        125,000              125,000
                                                     ----------        -------------
    Total liabilities...........................        213,519              192,940
Shareholder's equity............................        160,213              148,622
                                                     ----------        -------------
    Total liabilities and shareholder's equity..     $  373,732           $  341,562
                                                     ----------        -------------
                                                     ----------        -------------

                   SUMMARY CONSOLIDATED STATEMENTS OF INCOME

                               Three Months                  Six Months
                              Ended June 30,                Ended June 30,
                         -------------------------   --------------------------
                             1997           1996         1997            1996
                         ----------      ---------   ----------       ---------
                                             (in thousands)

Revenues................ $  148,597      $  91,796   $  250,079       $ 155,015
Cost of sales...........   (123,040)       (77,222)    (206,571)       (129,062)
                         ----------      ---------   ----------       ---------
Gross margin............     25,557         14,574       43,508          25,953
Selling, general and
 administrative expenses    (13,204)        (9,559)     (24,502)        (17,723)
Interest and other, net.        473             33          637              33
                         ----------      ---------   ----------       ---------
Pretax income...........     12,826          5,048       19,643           8,263
Provision for income
  taxes.................     (5,313)        (2,092)      (8,052)         (3,399)
                         ----------      ---------   ----------       ---------
Net income.............. $    7,513      $   2,956   $   11,591       $   4,864
                         ----------      ---------   ----------       ---------
                         ----------      ---------   ----------       ---------

    Greystone Homes is a wholly-owned subsidiary of the Company and is the obligor on the Notes. The Notes are fully and unconditionally guaranteed by the Company, except for certain subsidiaries of the Company which are considered inconsequential individually and in the aggregate to the Company on a consolidated basis. Separate financial statements and other related disclosures for Greystone Homes are not presented, as the Company's management does not consider the information material to investors.

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

RESULTS OF OPERATIONS

    The following table presents, for the periods indicated, selected housing data of the Company (dollar amounts in thousands):

                                                                               THREE MONTHS            SIX MONTHS
                                                                              ENDED JUNE 30,         ENDED JUNE 30,
                                                                          ----------------------  --------------------
                                                                             1997        1996       1997       1996
                                                                          ----------  ----------  ---------  ---------
HOUSING DATA:
Homes closed:
  Northern California...................................................         234         155        375        268
  Southern California...................................................         215         181        382        290
  Outside California....................................................         191          83        331        164
                                                                          ----------  ----------  ---------  ---------
    Total...............................................................         640         419      1,088        722
                                                                          ----------  ----------  ---------  ---------
                                                                          ----------  ----------  ---------  ---------
  Joint Ventures........................................................          --           2         --          5
                                                                          ----------  ----------  ---------  ---------
                                                                          ----------  ----------  ---------  ---------
Net new orders (net of cancellations):
  Northern California...................................................         196         209        417        397
  Southern California...................................................         304         224        546        422
  Outside California....................................................         247         210        463        315
                                                                          ----------  ----------  ---------  ---------
    Total...............................................................         747         643      1,426      1,134
                                                                          ----------  ----------  ---------  ---------
                                                                          ----------  ----------  ---------  ---------
  Joint Ventures........................................................          --           1         --          2
                                                                          ----------  ----------  ---------  ---------
                                                                          ----------  ----------  ---------  ---------
Backlog (at period end):
  Northern California...................................................         254         197
  Southern California...................................................         305         241
  Outside California....................................................         362         296
                                                                          ----------  ----------
    Total...............................................................         921         734
                                                                          ----------  ----------
                                                                          ----------  ----------
Sales value of backlog (at period end)..................................  $  234,075  $  147,807
                                                                          ----------  ----------
                                                                          ----------  ----------

    Net income for the second quarter of 1997 increased by 154% to $7.7 million, or $0.52 per share, compared to $3.0 million, or $0.20 per share, for the second quarter of 1996. For the first six months of 1997, net income was $11.7 million, or $0.78 per share, up 137% from $4.9 million, or $0.33 per share, for the first six months in 1996. The performance for the periods ended June 30, 1997 was driven by strong housing demand, particularly in California, that resulted in higher volume and improved margins, as well as a reduction in the selling, general and administrative ratio.

    For the quarter ended June 30, 1997, the Company had 747 net new orders as compared to 643 units for the second quarter of 1996. For the first six months of 1997, net new orders have increased 26% compared to the same period last year. These increases were accomplished despite high sales levels experienced during the first half of 1996. The Company's backlog value at June 30, 1997 totaled $234.1 million, or 921 units, compared to $147.8 million, or 734 units, at June 30, 1996. In addition, the Company's completed and unsold homes, excluding model homes, totaled 58 units at June 30, 1997, representing the lowest level since 1995.

    On June 25, 1997, the Company increased its unsecured bank credit facility to $150 million, of which $125 million has been committed by its lenders. The new facility provides for lower borrowing costs and administrative costs, as well as less restrictive covenants. Interest on outstanding borrowings is based on the bond rating on the Company's 10 3/4% senior notes (the "Notes"). In April 1997, the bond rating on the Notes was upgraded to Ba3 and B+ by Moody's Investors Service and Standard & Poor's Corporation, respectively. The Company's interest rate on borrowings under the new facility was 7.5% at June 30, 1997.

    The following table sets forth, for the periods indicated, certain income statement data as a percentage of total revenues:

                                                                THREE MONTHS            SIX MONTHS
                                                               ENDED JUNE 30,         ENDED JUNE 30,
                                                             --------------------  --------------------
                                                                1997       1996       1997       1996
                                                             ---------  ---------  ---------  ---------
Revenues...................................................      100.0%     100.0%     100.0%     100.0%
Cost of sales..............................................      (82.8)     (84.1)     (82.6)     (83.3)
                                                             ---------  ---------  ---------  ---------
Gross margin...............................................       17.2       15.9       17.4       16.7
Selling, general and administrative expenses...............       (8.9)     (10.4)      (9.8)     (11.4)
Interest and other, net....................................        0.5        0.1        0.3        0.1
                                                             ---------  ---------  ---------  ---------
Pretax income..............................................        8.8        5.6        7.9        5.4
Provision for income taxes.................................       (3.6)      (2.3)      (3.2)      (2.2)
                                                             ---------  ---------  ---------  ---------
Net income.................................................        5.2%       3.3%       4.7%       3.2%
                                                             ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------

Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

    Total revenues increased to $148.6 million on 640 homes closed in the second quarter of 1997 from $91.8 million on 419 homes closed in the second quarter of 1996. The increased revenues were largely driven by the increased number of homes closed, which was due to the stronger backlog levels of homes from the previous quarters. All regions produced solid growth with revenues increasing by 49% and 200% in California and outside of California, respectively. The improvement in California was driven by strong housing demand that resulted in a higher volume of homes closed. Operations outside of California benefited from a greater number of actively selling projects from the previous quarters which produced an increased volume of homes closed in the current quarter. The overall average sales price on homes closed increased to $232,000 for the three months ended June 30, 1997 from $219,000 for the three months ended June 30, 1996, largely reflecting an increased proportion of higher-priced homes from the Company's move-up segment. There were no land sales in the second quarter of 1997 or 1996.

    The gross margin increased to $25.6 million or 17.2% of revenues in the current quarter from $14.6 million or 15.9% in the year-earlier quarter. The increase in the gross margin percentage was largely a result of the continued downward levels of sales incentives offered in the Southern California region, as well as the Company's ability to raise sales prices on selected projects. The gross margin percentage in California has increased 140 basis points to 17.1% in the second quarter of 1997 from 15.7% for the second quarter of 1996.

    Selling, general and administrative ("SG&A") expenses as a percentage of revenues decreased to 8.9% for the second quarter of 1997 from 10.4% for the same period in 1996. Selling expenses as a percentage of revenues for the three months ended June 30, 1997 and 1996 were 5.2% and 5.8%, respectively. General and administrative expenses as a percentage of revenues for the three months ended June 30, 1997 and 1996 were 3.7% and 4.6%, respectively. The reduction in selling and general and administrative expenses as a percentage of revenues is largely attributable to the increased revenues in 1997.

    For the quarter ended June 30, 1997, interest and other, net increased by $0.6 million to $0.7 million from $0.1 million for the quarter ended June 30, 1996, primarily due to an increase in interest income. Included in interest and other, net is interest incurred, less amounts capitalized to housing inventories and interest income. For the three months ended June 30, 1997 and 1996, the Company incurred interest of $4.8 million and $4.7 million and capitalized interest to housing inventories of $4.8 million and $4.6 million, respectively.

    The Company's effective tax rate was 40.8% for the quarters ended June 30, 1997 and 1996.

Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

    Total revenues for the six months ended June 30, 1997 increased to $250.1 million from $155.0 million for the six months ended June 30, 1996, an increase of 61%, while homes closed increased to 1,088 from 722, an increase of 51%. The largest revenue increase for the first six months in 1997 was in California where revenues increased by $69.3 million to $208.7 million from $139.4 million for the same period last year. The revenue growth was largely attributable to strong housing demand that resulted in a 36% increase in the number of homes closed in California. For the first half of 1997 and 1996, the Company's operations outside of California accounted for 17% and 10% of total revenues on 331 and 164 homes closed, respectively. The Company's average sales price on homes closed for the six months ended June 30, 1997 increased to $230,000 from $215,000 for the six months ended June 30, 1996. This was due mainly to increased proportion of higher-priced homes from the Company's move-up segment. There were no land sales in the first half of 1997 or 1996.

    The gross margin increased to $43.5 million or 17.4% of revenues for the six months ended June 30, 1997 from $26.0 million or 16.7% in the year-earlier period. The gross margin percentage has improved due to lower sales incentives, particularly in the Southern California region, as well as the Company's ability to raise sales prices on selected projects. During the first half of last year, the Company's home closings were heavily weighted toward the higher margin projects in California causing an unusual product mix.

    SG&A as a percentage of revenues decreased to 9.8% for the six months ended June 30, 1997 from 11.4% for the same period in 1996. Selling expenses as a percentage of revenues for the six months ended June 30, 1997 and 1996 were 5.4% and 6.0%, respectively. General and administrative expenses as a percentage of revenues for the six months ended June 30, 1997 and 1996 were 4.4% and 5.4%, respectively. The reduction in selling and general and administrative expenses as a percentage of revenues is largely attributable to the increased revenues in 1997.

    For the first half of 1997, interest and other, net increased by $0.7 million to $0.8 million from $0.1 million for the first half of 1996, primarily due to an increase in interest income. For the first six months of 1997 and 1996, the Company incurred interest of $9.0 million and $8.6 million and capitalized interest to housing inventories of $9.0 million and $8.4 million, respectively.

    The Company's effective tax rate was 40.8% for the six months ended June 30, 1997 and 1996.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal cash requirements are for the acquisition, development, construction and marketing of its residential projects. Historically, these activities have been financed through internally generated operating results and external sources of debt and equity financing.

    At June 30, 1997, the Company's financial position remained strong. The Company's debt to equity ratio was 1.10 to 1.00 at June 30, 1997, while debt to total capital was 52%. Total cash and cash equivalents totaled $42.4 million at the end of June, up from $31.1 million at the beginning of the year.

    On June 25, 1997, the Company increased its unsecured bank credit facility (the "Facility") to $150 million, of which $125 million has been committed by its lenders. The Facility provides for lower borrowing costs and administrative costs, as well as less restrictive covenants. Interest on outstanding borrowings is based on the bond rating on the Notes. In April 1997, the bond rating on the Notes was upgraded to Ba3 and B+ by Moody's Investors Service and Standard & Poor's Corporation, respectively. The Company's interest rate on borrowings under the Facility was 7.5% at June 30, 1997.

    At June 30, 1997, approximately $77 million was available for future use under the provisions of the Facility. The Notes and the Facility, as well as other construction and development loans, contain certain restrictive covenants including limitations on additional indebtedness, minimum liquidity and net worth requirements and limitations on the amount of debt to equity. The indentures with respect to the Notes limit the ability of Greystone Homes to pay cash dividends or make loans and advances to the Company. At June 30, 1997, under the terms of the indentures, Greystone Homes could pay cash dividends or make loans or advances to the Company in an amount of $56.9 million. The Notes are fully and unconditionally guaranteed by the Company.

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

BACKLOG

    The Company's backlog value at June 30, 1997 totaled $234.1 million, or 921 units, compared to $147.8 million, or 734 units, at June 30, 1996. This increase was accomplished despite high sales levels experienced during the first half of 1996. California accounts for 80% of the backlog value at June 30, 1997. In the current quarter, net new orders from the Northern California region declined slightly largely due to lower number of actively selling projects as compared to the same quarter last year. The average sales price in backlog at June 30, 1997 is $254,000, up 26% from $201,000 at June 30, 1996.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    On June 16, 1997, a stockholder of Greystone filed suit in the Court of Chancery of the State of Delaware, New Castle County against Greystone, its directors, Warburg and Lennar, alleging that the individual defendants and Warburg, among other things, "breached their fiduciary duties by undertaking the sale of Greystone without adequate consideration to all feasible and value-maximizing strategic alternatives." The suit alleges that Lennar knowingly aided and abetted the alleged breaches of fiduciary duties and that "the proposed transaction between Greystone and Lennar could not take place without the knowing participation of Lennar."

    The plaintiff seeks an order permitting the action to be maintained as a class action, preliminarily and permanently enjoining the defendants from proceeding with or closing the Merger, rescinding the Merger if it is consummated, directing the defendants to account to the plaintiff for all damages, profits and special benefits obtained from their alleged unlawful conduct, and awarding the plaintiff costs for maintaining the action (including reasonable attorneys' fees) and such other relief as the court deems just and proper.

    Greystone believes the suit is entirely without merit and intends to defend it vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Annual Meeting of Shareholders of the Company was held on May 8, 1997. Proxies were solicited by the Company pursuant to Regulation 14 under the Securities Exchange Act of 1934 to elect directors of the Company. The following is a separate tabulation with respect to the votes for each nominee:

                                                              TOTAL VOTES        TOTAL VOTES
NAME                                                             FOR               WITHHELD
----------------------------------------------------------- --------------  -------------------
David Kaplan...............................................     13,519,923           12,250
Reuben S. Leibowitz........................................     13,521,723           10,450

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

2          Plan and Agreement of Merger, dated June 10, 1997, by and between Pacific Greystone
           Corporation and Lennar Corporation, filed as an exhibit to the Company's Current
           Report on Form 8-K dated June 17, 1997 and incorporated by reference herein.

10.1       Voting Agreement, dated June 10, 1997, by and among MFA Limited Partnership, LMM
           Family Partnership, Leonard Miller, Pacific Greystone Corporation and Warburg, Pincus
           Investors, L.P., filed as an exhibit to the Company's Current Report on Form 8-K dated June 17, 1997 and incorporated by reference herein.

10.2       Voting Agreement, dated June 10, 1997, between Pacific Greystone Corporation, Lennar
           Corporation and Warburg, Pincus Investors, L.P., filed as an exhibit to the Company's
           Current Report on Form 8-K dated June 17, 1997 and incorporated by reference herein.

27         Financial Data Schedule.


    Reports on Form 8-K

    On June 17, 1997, the Company filed a Current Report on Form 8-K (Item 5 and 7) dated on event date--June 10, 1997 reporting its proposed merger with Lennar Corporation.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 PACIFIC GREYSTONE CORPORATION



JULY 31, 1997                    /S/ JACK R. HARTER
                                 ----------------------------
                                 JACK R. HARTER
                                 CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER

JULY 31, 1997                    /S/ ANTONIO B. MON
                                 ----------------------------
                                 ANTONIO B. MON
                                 VICE CHAIRMAN AND CHIEF FINANCIAL OFFICER