Form 10-K405/A
period 1996-12-31
PACIFIC GREYSTONE CORP /DE/
filed 1997-09-26
CIK 920760

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

                                   FORM 10-K/A

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

REGULATORY AND ENVIRONMENTAL MATTERS


     The residential homebuilding industry is subject to various local, state and other statutes, ordinances, rules and regulations concerning zoning, building design, construction and similar matters, including local regulations which impose restrictive zoning and density requirements in order to limit the number of homes that can eventually be built within the boundaries of particular areas. The Company may also be subject to periodic delays in its homebuilding projects due to temporary growth restrictions limiting future developments in certain areas. In addition, certain new development projects, particularly in Southern California, are subject to various assessments for schools, parks, streets and highways and other public improvements, the costs of which can be substantial. By raising the cost of the Company's homes to its customers, an increase in such assessments could have a negative impact on the Company's sales.


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

     REGULATORY AND ENVIRONMENTAL MATTERS. The Company and its competitors are subject to various local and state statutes, ordinances, rules and regulations concerning zoning, building design, construction and similar matters which impose restrictive zoning and density requirements limiting the number of homes that may be built within the boundaries of a particular area. The Company may also be subject to periodic delays in its homebuilding projects due to temporary growth restrictions limiting future developments in certain areas. In addition, certain new development projects, particularly in Southern California, are subject to various assessments for schools, parks, streets and highways and other public improvements, the costs of which can be substantial. By raising the cost of the Company's homes to its customers, an increase in such assessments could have a negative impact on the Company's sales.

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

     In particular, the amended Facility will provide that (i) the Company may not have a leverage ratio greater than 1.75 to 1.00; (ii) the Company must have a minimum consolidated tangible net worth greater than $90 million plus 50% of positive net income; (iii) the Company must maintain at all times a cash balance in principal not less than $5 million; (iv) the Company may not have a fixed charge coverage ratio less than 1.25 to 1.00; (v) the Company's off balance sheet liabilities may not exceed 40% of consolidated tangible net worth; (vi) the Company and its subsidiaries cannot incur more than $15 million of secured debt (not including debt incurred with joint ventures or purchase money promissory notes given in connection with purchase of land); and (vii) the Company cannot invest more than $10 million in any partnerships or joint ventures.

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

BACKLOG

     Backlog is the number of units subject to pending sales contracts. Homes are typically sold during construction using sales contracts which are usually accompanied by cash deposits. Before entering into sales contracts, the Company generally prequalifies its customers. Purchasers are permitted to cancel sales contracts if they are unable to sell their existing homes or fail to qualify for financing and under certain other circumstances. The Company experienced a cancellation rate of 24% in 1994, 21% in 1995 and 25% in 1996. The Company anticipates that all of the homes in backlog, after considering cancellations, will be delivered within three to six months. Although cancellations can delay the sales of the Company's homes, they have not had a material impact on sales, operations or liquidity since the Company closely monitors the progress of prospective buyers in obtaining financing and monitors and adjusts its start plans to better match the level of demand for its homes. The Company does not recognize revenue on homes covered by pending sales contracts until the sales are closed and the risk of ownership has been transferred to the buyer.

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

     Housing inventories include deposits on land purchase options contracts. The land purchase options enable the Company to acquire lots, at the discretion of the Company, at fixed prices for periods generally up to two years. The cost of the land purchase options are allocated to the respective land parcels as they are acquired. In the event that management decides not to acquire the land parcels under the option contracts, the deposits and any capitalized predevelopment costs are expensed in the period which the exercise of the options is not probable. For the years ended December 31, 1994, 1995 and 1996, cost of sales included approximately $276,000, $440,000 and $345,000, respectively, of deposits and capitalized predevelopment costs that were expensed from housing inventories.

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


                                PACIFIC GREYSTONE CORPORATION


September 26, 1997               /s/ Jack R. Harter
                                -----------------------------------------------
                                Chairman, President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


September 26, 1997               /s/ Jack R. Harter
                                -----------------------------------------------
                                Jack R. Harter
                                Chairman, President and Chief Executive Officer

September 26, 1997               /s/ Antonio B. Mon
                                -----------------------------------------------
                                Antonio B. Mon
                                Vice Chairman and Chief Financial Officer