Form 10-Q/A
period 1997-03-31
PACIFIC GREYSTONE CORP /DE/
filed 1997-09-26
CIK 920760

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


                                    FORM 10-Q/A


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


     In particular, the new agreement will provide that (i) the Company may not have a leverage ratio greater than 1.95 to 1.00; (ii) the Company must have a minimum consolidated tangible net worth greater than $110 million plus 50% of positive net income; (iii) the Company must maintain at all times a cash balance in principal not less than $5 million; (iv) the Company may not have a fixed charge coverage ratio less than 2.00 to 1.00; (v) the Company's off balance sheet liabilities may not exceed 40% of consolidated tangible net worth; (vi) the Company and its subsidiaries cannot incur more than $15 million of secured debt (not including debt incurred with joint ventures or purchase money promissory notes given in connection with purchase of land); and (vii) the Company cannot invest more than $25 million in any partnerships or joint ventures.

     The Company has utilized, and will continue to utilize, options as a method of controlling and subsequently acquiring land. By controlling land, through options on the future discretionary purchase of land, the Company attempts to minimize its cash outlays and reduce its risk from changing market conditions. For the three months ended March 31, 1997, cost of sales included approximately $46,000 of deposits and capitalized predevelopment costs that were expensed from housing inventories. While the Company attempts to prudently manage its acquisition and development of residential lots, the development of such projects can have a negative impact on liquidity due to the timing of acquisition and development activities. The Company believes that cash on hand, cash generated from operations and funds available under the Facility will be sufficient to meet the Company's working capital and capital expenditure requirements for at least the next 18 months. Currently, the Company does not have any material commitments for capital expenditures.

BACKLOG

     Backlog at March 31, 1997 consisted of 814 units with an aggregate sales value of $196.8 million, representing 59% and 95% increases, respectively, over comparable figures at March 31, 1996. The Company's Northern California operations continue to provide strong growth in backlog levels with the sales value increasing by 158% to $96.5 million on 292 units at March 31, 1997 from $37.4 million on 143 units at March 31, 1996. At March 31, 1997, the Company's operations outside of California accounted for 38% and 20% of the backlog units and sales value, respectively. For the quarter ended March 31, 1997, the Company experienced a cancellation rate of 19%. The Company anticipates that all of the homes in backlog, after considering cancellations, will be delivered within three to six months. The Company experienced construction delays as a result of the inclement weather conditions in California in late 1996 and early 1997, which may impact home closings throughout the remaining quarters in 1997.


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