Form 10-Q/A
period 1997-06-30
PACIFIC GREYSTONE CORP /DE/
filed 1997-09-26
CIK 920760

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ----------------------------------

                                   FORM 10-Q/A

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


    In particular, the Facility will provide that (i) the Company may not have a leverage ratio greater than 1.95 to 1.00; (ii) the Company must have a minimum consolidated tangible net worth greater than $110 million plus 50% of positive net income; (iii) the Company must maintain at all times a cash balance in principal not less than $5 million; (iv) the Company may not have a fixed charge coverage ratio less than 2.00 to 1.00; (v) the Company's off balance sheet liabilities may not exceed 40% of consolidated tangible net worth; (vi) the Company and its subsidiaries cannot incur more than $15 million of secured debt (not including debt incurred with joint ventures or purchase money promissory notes given in connection with purchase of land); and (vii) the Company cannot invest more than $25 million in any partnerships or joint ventures.


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


    The Company has utilized, and will continue to utilize, options as a method of controlling and subsequently acquiring land. By controlling land, through options on the future discretionary purchase of land, the Company attempts to minimize its cash outlays and reduce its risk from changing market conditions. For the six months ended June 30, 1997, cost of sales included approximately $140,000 of deposits and capitalized predevelopment costs that were expensed from housing inventories. While the Company attempts to prudently manage its acquisition and development of residential lots, the development of such projects can have a negative impact on liquidity due to the timing of acquisition and development activities.


    The Company believes that cash on hand, cash generated from operations and funds available under the Facility will be sufficient to meet the Company's working capital and capital expenditure requirements for at least the next 18 months. Currently, the Company does not have any material commitments for capital expenditures.



BACKLOG

    The Company's backlog value at June 30, 1997 totaled $234.1 million, or 921 units, compared to $147.8 million, or 734 units, at June 30, 1996. This increase was accomplished despite high sales levels experienced during the first half of 1996. California accounts for 80% of the backlog value at June 30, 1997. In the current quarter, net new orders from the Northern California region declined slightly largely due to lower number of actively selling projects as compared to the same quarter last year. The average sales price in backlog at June 30, 1997 is $254,000, up 26% from $201,000 at June 30, 1996. For the first six months of 1997, the Company experienced a cancellation rate of 19%. The Company anticipates that all of the homes in backlog, after considering cancellations, will be delivered within three to six months.

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