Form 10-Q
period 1997-09-30
PACIFIC GREYSTONE CORP /DE/
filed 1997-10-31
CIK 920760

                                         1997
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                  ------------------

                                      FORM 10-Q

               [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended SEPTEMBER 30, 1997
                                          OR
               [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ________ to ________

                           Commission File Number  1-11749

                                  ------------------

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

                            YES  X               NO
                                ---                 ---

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   The number of shares of common stock, par value $.01 per share, outstanding at the end of the fiscal quarter was 14,968,229.

                             PACIFIC GREYSTONE CORPORATION
                                      FORM 10-Q

                                        INDEX



                                                                    Page Number
                                                                    -----------
PART  I.   FINANCIAL INFORMATION

    Item 1.   Financial Statements

    Consolidated Statements of Income -
    Three and Nine Months Ended September 30, 1997 and 1996               3

    Consolidated Balance Sheets -
    September 30, 1997 and December 31, 1996                              4

    Consolidated Statements of Cash Flows -
    Nine Months Ended September 30, 1997 and 1996                         5

    Notes to Consolidated Financial Statements                            6

    Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations               11

PART II.   OTHER INFORMATION

    Item 1.   Legal Proceedings                                           15
    Item 4.   Submission of Matters to a Vote of Security Holders         16
    Item 6.   Exhibits and Reports on Form 8-K                            16

SIGNATURES                                                                17

PART I.   FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                         PACIFIC GREYSTONE CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                  (IN THOUSANDS, EXCEPT PER SHARE DATA - UNAUDITED)

                                                        THREE MONTHS                 NINE MONTHS
                                                     ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                 -------------------------     -------------------------
                                                    1997           1996            1997           1996
                                                 ----------     ----------     ----------     ----------
Revenues                                         $  158,407     $  112,546     $  408,486     $  267,561
Cost of sales                                      (130,747)       (93,023)      (337,318)      (222,085)
                                                 ----------     ----------     ----------     ----------
Gross margin                                         27,660         19,523         71,168         45,476
Selling, general and administrative expenses        (14,830)       (11,191)       (39,449)       (28,940)
Interest and other, net                                 448            507          1,295            635
                                                 ----------     ----------     ----------     ----------
Pretax income                                        13,278          8,839         33,014         17,171
Provision for income taxes                           (5,417)        (3,607)       (13,469)        (7,006)
                                                 ----------     ----------     ----------     ----------
Net income                                         $  7,861       $  5,232      $  19,545      $  10,165
                                                 ----------     ----------     ----------     ----------
                                                 ----------     ----------     ----------     ----------



Earnings per share                                  $  0.53        $  0.35        $  1.31
                                                 ----------     ----------     ----------
                                                 ----------     ----------     ----------
Weighted average number of
  shares outstanding                                 14,967         14,960         14,962
                                                 ----------     ----------     ----------
                                                 ----------     ----------     ----------

Pro forma earnings per share                                                                     $  0.68
                                                                                              ----------
                                                                                              ----------
Pro forma weighted average
  number of shares outstanding                                                                    14,960
                                                                                              ----------
                                                                                              ----------
                                    SEE ACCOMPANYING NOTES

                                              3

                       PACIFIC GREYSTONE CORPORATION
                        CONSOLIDATED BALANCE SHEETS
                              (IN THOUSANDS)

                                  ASSETS
                                                   SEPTEMBER 30,  DECEMBER 31,
                                                       1997           1996
                                                    -----------   ---------
                                                    (UNAUDITED)
Cash and cash equivalents                           $  26,222     $  31,142
Housing inventories                                   346,689       301,934
Other assets                                           18,422        17,393
                                                    ---------     ---------
  Total assets                                      $ 391,333     $ 350,469
                                                    ---------     ---------
                                                    ---------     ---------


                   LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Accounts payable and other liabilities            $  29,146     $  32,532
  Notes payable                                        64,866        40,254
  Senior unsecured notes payable                      125,000       125,000
                                                    ---------     ---------
    Total liabilities                                 219,012       197,786

Shareholders' equity:
  Common stock                                            150           150
  Additional paid-in capital                          132,575       132,482
  Retained earnings                                    39,596        20,051
                                                    ---------     ---------
    Total shareholders' equity                        172,321       152,683
                                                    ---------     ---------
      Total liabilities and shareholders' equity    $ 391,333    $  350,469
                                                    ---------     ---------
                                                    ---------     ---------

                          SEE ACCOMPANYING NOTES

                        PACIFIC GREYSTONE CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In thousands - unaudited)


                                                           Nine Months
                                                        Ended September 30,
                                                        -------------------
                                                        1997           1996
                                                     ---------      ---------
OPERATING ACTIVITIES:
Net income                                           $  19,545      $  10,165
Adjustments to reconcile net income to net cash
  used in operating activities:
    Depreciation and amortization                          905            671
    Deferred portion of provision for income taxes         273          6,559
Net changes in operating assets and liabilities:
  Housing inventories                                  (42,210)       (77,603)
  Other assets                                          (2,114)        (1,760)
  Accounts payable and accrued liabilities              (3,386)        (1,818)
                                                     ---------      ---------
Net cash used in operating activities                  (26,987)       (63,786)

FINANCING  ACTIVITIES:
Net proceeds from common stock issuance                      -         54,316
Redemption of preferred stock                                -        (44,747)
Cash dividends paid on preferred stocks                      -         (2,471)
Net proceeds from revolving credit facility             32,000        37,000
Repayments of notes payable                             (9,933)        (7,553)
                                                     ---------      ---------
Net cash provided by financing activities               22,067         36,545
                                                     ---------      ---------
Net decrease in cash and cash equivalents               (4,920)       (27,241)
Cash and cash equivalents at beginning of period        31,142         49,294
                                                     ---------      ---------
Cash and cash equivalents at end of period           $  26,222      $  22,053
                                                     ---------      ---------
                                                     ---------      ---------

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid                                    $  13,801      $     447
                                                     ---------      ---------
                                                     ---------      ---------

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Housing inventories acquired through seller
  financing                                           $  2,545      $   6,809
                                                     ---------      ---------
                                                     ---------      ---------

                             SEE ACCOMPANYING NOTES

                            PACIFIC GREYSTONE CORPORATION
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)

1.  BASIS OF PRESENTATION

    The accompanying consolidated financial statements of Pacific Greystone Corporation (the "Company" or "Greystone") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required by generally accepted accounting principles for complete financial statements have been condensed or omitted. In the opinion of the Company's management, all adjustments, which include normal recurring accruals, considered necessary for a fair presentation have been included. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, as amended by Form 10-K/A, dated September 26, 1997.

    The Company historically has experienced, and expects to continue to experience, variability in quarterly sales and revenues. The consolidated statements of income for the three and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the 1996 financial information to conform to the current period presentation.

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

                        PACIFIC GREYSTONE CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 (Unaudited)

1.  PROPOSED MERGER (continued)

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

    The Merger Agreement provides that the consolidated net worth of Lennar as of the Merger, giving effect to the Spin Off and the Transfer but not giving effect to the Merger and subject to certain adjustments, will be $200 million (subject to increases depending upon the effective date of the Merger). The Merger Agreement also provides, among other things, for certain payments to be made under certain conditions in the event the Merger is not consummated. Consummation of the Merger is also subject to certain other conditions.

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

                          PACIFIC GREYSTONE CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

3.  EARNINGS PER SHARE (continued)

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

5.  HOUSING INVENTORIES

    As of September 30, 1997 and December 31, 1996, the finished homes and completed model portion of housing inventories was $68,953,000 and $75,189,000, respectively. An analysis of interest incurred is as follows:

                                            THREE MONTHS              NINE MONTHS
                                         ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                                        --------------------    ----------------------
                                           1997        1996        1997         1996
                                        --------    --------    ---------    ---------
                                                        (in thousands)
Interest incurred                       $  4,630    $  4,554    $  13,630    $  13,181
Less: interest capitalized                (4,618)     (4,486)     (13,581)     (12,894)
                                        --------    --------    ---------    ---------
Net interest expense                    $     12    $     68    $      49    $     287
                                        --------    --------    ---------    ---------
                                        --------    --------    ---------    ---------
Interest paid                           $  7,941    $  8,059    $  16,992    $  16,540
                                        --------    --------    ---------    ---------
                                        --------    --------    ---------    ---------
Amortization of capitalized interest
  included in cost of sales             $  5,255    $  5,092    $  13,015    $  11,356
                                        --------    --------    ---------    ---------
                                        --------    --------    ---------    ---------

6.  UNSECURED REVOLVING CREDIT FACILITY

    On June 25, 1997, the Company increased its unsecured revolving credit facility to $150,000,000, of which $125,000,000 has been committed by its lenders. The new facility provides for interest on borrowings at either the Bank Reference Rate or the London Interbank Offered Rate plus an applicable spread based on the bond rating on the Company's 103/4% senior notes (the "Notes"). A quarterly commitment fee of 0.125% on the unused portion is payable quarterly in arrears. The Notes are rated Ba3 and B+ by Moody's Investors Service and Standard & Poor's Corporation, respectively. The Company's interest rate on borrowings under the new facility was 7.3% at September 30, 1997.

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

                         SUMMARY CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                      SEPTEMBER 30,   DECEMBER 31,
                                                                          1997           1996
                                                                      -------------   ------------
                                                                             (in thousands)
Cash and cash equivalents                                                $  23,335     $  22,594
Housing inventories                                                        346,689       301,934
Other assets                                                                16,289        17,034
                                                                      -------------   ------------
  Total assets                                                           $ 386,313     $ 341,562
                                                                      -------------   ------------
                                                                      -------------   ------------


                          LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:
  Accounts payable and other liabilities                                  $ 23,606      $ 24,011
  Intercompany payable to the Company                                        5,019         3,675
  Notes payable                                                             64,866        40,254
  Senior unsecured notes payable                                           125,000       125,000
                                                                      -------------   ------------
    Total liabilities                                                      218,491       192,940

Shareholder's equity                                                       167,822       148,622
                                                                      -------------   ------------
  Total liabilities and shareholder's equity                             $ 386,313     $ 341,562
                                                                      -------------   ------------
                                                                      -------------   ------------

                      SUMMARY CONSOLIDATED STATEMENTS OF INCOME

                                                     THREE MONTHS               NINE MONTHS
                                                  ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                                ---------------------    -----------------------
                                                   1997        1996         1997          1996
                                                ---------   ---------    ---------     ---------
                                                                (in thousands)
Revenues                                        $ 158,407   $ 112,546    $ 408,486     $ 267,561
Cost of sales                                    (130,747)    (93,023)    (337,318)     (222,085)
                                                ---------   ---------    ---------     ---------
Gross margin                                       27,660      19,523       71,168        45,476
Selling, general and administrative expenses      (14,787)    (11,173)     (39,289)      (28,896)
Interest and other, net                               153         340          790           373
                                                ---------   ---------    ---------     ---------
Pretax income                                      13,026       8,690       32,669        16,953
Provision for income taxes                         (5,417)     (3,607)     (13,469)       (7,006)
                                                ---------   ---------    ---------     ---------
Net income                                      $   7,609   $   5,083    $  19,200     $   9,947
                                                ---------   ---------    ---------     ---------
                                                ---------   ---------    ---------     ---------

                          PACIFIC GREYSTONE CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

7.  SUPPLEMENTAL INFORMATION ON GREYSTONE HOMES, INC. (continued)

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

8.  SUBSEQUENT EVENTS

    On October 31, 1997, the Company completed its merger with Lennar Corporation, following the spin-off of Lennar's real estate investment and management business. Pacific Greystone and Lennar Corporation both held a Special Meeting of Stockholders on October 31, 1997 and each approved the Plan and Agreement of Merger, dated June 10, 1997, between Pacific Greystone Corporation and Lennar Corporation. The combined entity comprises the existing homebuilding operations and residential financial service operations of both companies.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    EXCEPT FOR HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS REPORT CONTAIN FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY. SUCH RISKS, UNCERTAINTIES AND OTHER FACTORS INCLUDE, BUT ARE NOT LIMITED TO, THOSE RISKS DISCUSSED HEREIN, CHANGES IN THE GENERAL ECONOMIC CONDITIONS, FLUCTUATIONS IN INTEREST RATES, INCREASES IN LABOR AND RAW MATERIAL COSTS, LABOR SHORTAGES, INCLEMENT WEATHER CONDITIONS, LEVELS OF COMPETITION AND OTHER FACTORS DESCRIBED IN DETAIL IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1996, AS AMENDED ON FORM 10-K/A, DATED SEPTEMBER 26, 1997, AND OTHER DOCUMENTS FILED BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION FROM TIME TO TIME.

RESULTS OF OPERATIONS

    The following table presents, for the periods indicated, selected housing data of the Company (dollar amounts in thousands):

                                   Three Months                 Nine Months
                               Ended September 30,          Ended September 30,
                            --------       --------       --------      --------
HOUSING DATA:                 1997            1996          1997          1996
                            --------       --------       --------      --------
Homes closed:
  Northern California            195            154            570           422
  Southern California            260            222            642           512
  Outside California             219            148            550           312
                            --------       --------       --------      --------
    Total                        674            524          1,762         1,246
                            --------       --------       --------      --------
                            --------       --------       --------      --------
  Joint Ventures                   -              -              -             5
                            --------       --------       --------      --------
                            --------       --------       --------      --------

Net new orders (net of
 cancellations):
  Northern California            133            207            550           604
  Southern California            358            189            904           611
  Outside California             263            192            726           507
                            --------       --------       --------      --------
    Total                        754            588          2,180         1,722
                            --------       --------       --------      --------
                            --------       --------       --------      --------
  Joint Ventures                   -              -              -             2
                            --------       --------       --------      --------
                            --------       --------       --------      --------

Backlog (at period end):
  Northern California            192           250
  Southern California            403           208
  Outside California             406           340
                            --------      --------
    Total                      1,001           798
                            --------      --------
                            --------      --------
Sales value of backlog
 (at period end)            $253,309      $172,576
                            --------      --------
                            --------      --------


     Net income for the third quarter of 1997 increased by 50% to $7.9 million, or $0.53 per share, compared to $5.2 million, or $0.35 per share, for the third quarter of 1996. For the first nine months of 1997, net income was $19.6 million, or $1.31 per share, up 92% from $10.2 million, or $0.68 per share, for the first nine months in 1996. The performance for the periods ended September 30, 1997 was driven by strong housing demand, particularly in California, that resulted in higher volume and improved margins, as well as a reduction in the selling, general and administrative ratio.

     For the quarter ended September 30, 1997, the Company had 754 net new orders as compared to 588 units for the third quarter of 1996, an increase of 28%. For the first nine months of 1997, net new orders have increased 27% compared to the same period last year. These increases were accomplished despite high sales levels experienced during the first nine months of 1996. The Company's backlog value at September 30, 1997 totaled $253.3 million, or 1,001 units, compared to $172.6 million, or 798 units, at September 30, 1996. In addition, the Company's completed and unsold homes, excluding model homes, totaled 67 units at September 30, 1997.

     The following table sets forth, for the periods indicated, certain income statement data as a percentage of total revenues:

                                  Three Months                 Nine Months
                               Ended September 30,          Ended September 30,
                            --------       --------       --------      --------
                              1997           1996            1997         1996
                            --------       --------       --------      --------
Revenues                     100.0%         100.0%         100.0%         100.0%
Cost of sales                (82.5)         (82.7)         (82.6)         (83.0)
                           --------       --------       --------      --------
Gross margin                  17.5           17.3           17.4           17.0
Selling, general and
 administrative expenses      (9.4)          (9.9)          (9.7)         (10.8)
Interest and other, net        0.3            0.5            0.4            0.2
                           --------       --------       --------      --------
Pretax income                  8.4            7.9            8.1            6.4
Provision for income taxes    (3.4)          (3.2)          (3.3)          (2.6)
                           --------       --------       --------      --------
Net income                     5.0%           4.7%           4.8%           3.8%
                           --------       --------       --------      --------
                           --------       --------       --------      --------


THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

     Total revenues increased to $158.4 million on 674 homes closed in the third quarter of 1997 from $112.5 million on 524 homes closed in the third quarter of 1996. The increased revenues were largely driven by the increased number of homes closed, which was due to the stronger backlog levels of homes from the previous quarter. All regions produced solid growth with revenues increasing by 42% and 82% in California and outside of California, respectively. The improvement in California was driven by strong housing demand that resulted in a higher volume of homes closed. Operations outside of California benefited from a greater number of actively selling projects from the previous quarters which produced an increased volume of homes closed in the current quarter. The overall average sales price on homes closed increased to $235,000 for the three months ended September 30, 1997 from $204,000 for the three months ended September 30, 1996, largely reflecting an increased proportion of higher-priced homes from the Company's move-up segment. There were no land sales for the third quarter of 1997 while the Company recorded land sales totaling $5.6 million in the third quarter of 1996.

     The gross margin increased to $27.7 million or 17.5% of revenues in the current quarter from $19.5 million or 17.3% in the year-earlier quarter. The increase in the gross margin percentage was largely a result of the continued downward level of sales incentives offered in the Southern California region. Gross margin from land sales totaled $0.8 million for the third quarter of 1996.

     Selling, general and administrative ("SG&A") expenses as a percentage of revenues decreased to 9.4% for the third quarter of 1997 from 9.9% for the same period in 1996. Selling expenses as a percentage of revenues for the three months ended September 30, 1997 and 1996 were 5.0% and 5.2%, respectively. General and administrative expenses as a percentage of revenues for the three months ended September 30, 1997 and 1996 were 4.4% and 4.7%, respectively. The reduction in selling and general and administrative expenses as a percentage of revenues is largely attributable to the increased revenues in 1997.

     For the quarter ended September 30, 1997, interest and other, net decreased by $0.1 million to $0.4 million from $0.5 million for the quarter ended September 30, 1996. Included in interest and other, net is interest incurred, less amounts capitalized to housing inventories and interest income. For the three months ended September 30, 1997 and 1996, the Company incurred interest of $4.6 million and $4.6 million and capitalized interest to housing inventories of $4.6 million and $4.5 million, respectively.

     The Company's effective tax rate was 40.8% for the quarters ended September 30, 1997 and 1996.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

     Total revenues for the nine months ended September 30, 1997 increased to $408.5 million from $267.6 million for the nine months ended September 30, 1996, an increase of 53%, while homes closed increased to 1,762 from 1,246 an increase of 41%. The largest revenue increase for the first nine months in 1997 was in California where revenues increased by $108.0 million to $339.0 million from $231.0 million for the same period last year. The revenue growth was largely attributable to strong housing demand that resulted in a 30% increase in the number of homes closed in California. For the nine months ended September 30, 1997 and 1996, the Company's operations outside of California accounted for 17% and 12% of total revenues on 550 and 312 homes closed, respectively. The Company's average sales price on homes closed for the nine months ended September 30, 1997 increased to $232,000 from $210,000 for the nine months ended September 30, 1996. This was due mainly to increased proportion of higher-priced homes from the Company's move-up segment. There were no land sales in the first nine months of 1997 while the Company recorded land sales totaling $5.6 million for the first nine months of 1996.

     The gross margin increased to $71.2 million or 17.4% of revenues for the nine months ended September 30, 1997 from $45.5 million or 17.0% in the year-earlier period. The gross margin percentage has improved due to lower sales incentives, particularly in the Southern California region.

     SG&A as a percentage of revenues decreased to 9.7% for the nine months ended September 30, 1997 from 10.8% for the same period in 1996. Selling expenses as a percentage of revenues for the nine months ended September 30, 1997 and 1996 were 5.3% and 5.7%, respectively. General and administrative expenses as a percentage of revenues for the nine months ended September 30, 1997 and 1996 were 4.4% and 5.1%, respectively. The reduction in selling and general and administrative expenses as a percentage of revenues is largely attributable to the increased revenues in 1997.

     For the first nine months of 1997, interest and other, net increased by $0.7 million to $1.3 million from $0.6 million for the first nine months of 1996, primarily due to an increase in interest income. For the nine months ended September 30, 1997 and 1996, the Company incurred interest of $13.6 million and $13.2 million and capitalized interest to housing inventories of $13.6 million and $12.9 million, respectively.

     The Company's effective tax rate was 40.8% for the nine months ended September 30, 1997 and 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal cash requirements are for the acquisition, development, construction and marketing of its residential projects. Historically, these activities have been financed through internally generated operating results and external sources of debt and equity financing.

     At September 30, 1997, the Company's financial position remained strong. The Company's debt to equity ratio was 1.10 to 1.00 at September 30, 1997, while debt to total capital was 52%. Total cash and cash equivalents totaled $26.2 million at the end of the third quarter.

     On June 25, 1997, the Company increased its unsecured bank credit facility (the "Facility") to $150 million, of which $125 million has been committed by its lenders. The Facility provides for lower borrowing costs and administrative costs, as well as less restrictive covenants. Interest on outstanding borrowings is based on the bond rating on the Notes. In April 1997, the bond rating on the Company's 10 3/4% senior notes (the "Notes") was upgraded to Ba3 and B+ by Moody's Investors Service and Standard & Poor's Corporation, respectively. The Company's interest rate on borrowings under the Facility was 7.3% at September 30, 1997.

     In particular, the Facility provides that (i) the Company may not have a leverage ratio greater than 1.95 to 1.00; (ii) the Company must have a minimum consolidated tangible net worth greater than $110 million plus 50% of positive net income; (iii) the Company must maintain at all times a cash balance in principal not less than $5 million; (iv) the Company may not have a fixed charge coverage ratio less than 2.00 to 1.00; (v) the Company's off balance sheet liabilities may not exceed 40% of consolidated tangible net worth; (vi) the Company and its subsidiaries cannot incur more than $15 million of secured debt (not including debt incurred with joint ventures or purchase money promissory notes given in connection with purchase of land); and (vii) the Company cannot invest more than $25 million in any partnerships or joint ventures.

     At September 30, 1997, approximately $63 million was available for future use under the provisions of the Facility. The Notes and the Facility, as well as other construction and development loans, contain certain restrictive covenants including limitations on additional indebtedness, minimum liquidity and net worth requirements and limitations on the amount of debt to equity. The indentures with respect to the Notes limit the ability of Greystone Homes to pay cash dividends or make loans and advances to the Company. At September 30, 1997, under the terms of the indentures, Greystone Homes could pay cash dividends or make loans or advances to the Company in an amount of $60.7 million. The Notes are fully and unconditionally guaranteed by the Company.

     The Company has utilized, and will continue to utilize, options as a method of controlling and subsequently acquiring land. By controlling land, through options on the future discretionary purchase of land, the Company attempts to minimize its cash outlays and reduce its risk from changing market conditions. For the nine months ended September 30, 1997, cost of sales included approximately $0.4 million of deposits and capitalized predevelopment costs that were expensed from housing inventories. While the Company attempts to prudently manage its acquisition and development of residential lots, the development of such projects can have a negative impact on liquidity due to the timing of acquisition and development activities.

     The Company believes that cash on hand, cash generated from operations and funds available under the Facility will be sufficient to meet the Company's working capital and capital expenditure requirements for at least the next 18 months. Currently, the Company does not have any material commitments for capital expenditures.

BACKLOG

     The Company's backlog value at September 30, 1997 totaled $253.3 million, or 1,001 units, compared to $172.6 million, or 798 units, at September 30, 1996. This increase was accomplished despite high sales levels experienced during the first nine months of 1996. California accounts for 78% of the backlog value at September 30, 1997. In the current quarter, net new orders from the Northern California region declined largely due to a temporary absence of homes to sell in certain strong housing markets in Northern California and fewer communities as compared to the same quarter last year. The average sales price in backlog at September 30, 1997 is $253,000, up 17% from $216,000 at September 30, 1996, primarily as a result of a 19% increase in the average sales price in California to $334,000 from $281,000. For the first nine months of 1997, the Company experienced a cancellation rate of 20%. The Company anticipates that all of the homes in backlog, after considering cancellations, will be delivered within three to six months.

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

PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On June 16, 1997, a stockholder of Greystone filed suit in the Court of Chancery of the State of Delaware, New Castle County against Greystone, its directors, Warburg and Lennar, alleging that the individual defendants and Warburg, among other things, "breached their fiduciary duties by undertaking the sale of Greystone without adequate consideration to all feasible and value-maximizing strategic alternatives." The suit alleges that Lennar knowingly aided and abetted the alleged breaches of fiduciary duties and that "the proposed transaction between Greystone and Lennar could not take place without the knowing participation of Lennar." On August 26, 1997, another Greystone stockholder filed a separate lawsuit in the same court, based on substantially similar allegations and naming the same parties, except Lennar, as defendants.

     The plaintiff in both actions seeks an order permitting the action to be maintained as a class action, preliminarily and permanently enjoining the defendants from proceeding with or closing the Merger, rescinding the Merger if it is consummated, directing the defendants to account to the plaintiff for all damages, profits and special benefits obtained from their alleged unlawful conduct, and awarding the plaintiff costs for maintaining the action (including reasonable attorneys' fees) and such other relief as the court deems just and proper.

     On July 30, 1997, the plaintiff in the first stockholder lawsuit filed with the court a notice dismissing that lawsuit as to Lennar only. On September 23, 1997, the remaining parties to the two lawsuits entered into a memorandum of understanding memorializing an agreement in principle for the settlement of the lawsuits (the "Settlement"), subject to certain conditions, including the preparation and execution of definitive documentation necessary for the Settlement, and the approval of the Settlement by the Delaware Chancery Court following a hearing that will be held upon appropriate notice to Greystone stockholders who are members of the punitive class on whose behalf the lawsuits were brought. As part of the Settlement, Warburg agreed to the limitation on its vote, as described in the Warburg Voting Agreement, if the stockholders of the Surviving Corporation approve the amendment expected to be submitted at the 1998 Annual Meeting, and certain revisions were made in the Joint Proxy Statement/Prospectus after consideration of comments received by counsel for plaintiffs in the lawsuits.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Special Meeting of Stockholders of the Company was held on October 31, 1997. Proxies were solicited by the Company to adopt the Plan and Agreement of Merger, dated as of June 10, 1997, between Lennar Corporation and Pacific Greystone Corporation. The following is a separate tabulation with respect to the votes:


                                            Total Votes For       Total Votes Against       Total Votes Withheld
                                            ---------------       -------------------       --------------------
Adoption of Plan and Agreement
  of Merger, dated as of June 10, 1997,
  between Pacific Greystone Corporation
  and Lennar Corporation                       11,795,150                14,883                    510,961


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

27         Financial Data Schedule.

REPORTS ON FORM 8-K

  No reports on Form 8-K were filed during the quarter ended September 30,1997.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                PACIFIC GREYSTONE CORPORATION


October 31, 1997                /s/ JACK R. HARTER
                                ------------------
                                Jack R. Harter
                                Chairman, President and Chief Executive Officer


October 31, 1997                /s/ ANTONIO B. MON
                                ------------------
                                Antonio B. Mon
                                Vice Chairman and Chief Financial Officer