Form 10-Q
period 1998-05-31
LENNAR CORP /NEW/
filed 1998-07-14
CIK 920760

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  MAY 31, 1998

Commission File Number:  1-11749

                               LENNAR CORPORATION
             (Exact name of registrant as specified in its charter)

            DELAWARE                                             59-1281887
(State or other jurisdiction  of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)

              700 NORTHWEST 107TH AVENUE, MIAMI, FLORIDA   33172
                (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code (305) 559-4000

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  [X]    NO

Common shares outstanding as of June 30, 1998:

         Common                                  48,203,211
         Class B Common                           9,909,631

================================================================================

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                       LENNAR CORPORATION AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                    (In thousands, except per share amounts)

                                                                                          (Unaudited)
                                                                                            MAY 31,        NOVEMBER 30,
                                                                                             1998              1997
------------------------------------------------------------------------------------------------------------------------
ASSETS
HOMEBUILDING:
  Cash and cash equivalents                                                           $        39,075         52,926
  Receivables, net                                                                             11,802         34,646
  Inventories                                                                               1,010,819        806,975
  Operating properties and equipment, net                                                       9,824          8,598
  Investments in partnerships                                                                 141,969        108,064
  Other assets                                                                                127,027        127,631
                                                                                     -----------------------------------
                                                                                            1,340,516      1,138,840

FINANCIAL SERVICES                                                                            235,429        156,988
LIMITED-PURPOSE FINANCE SUBSIDIARIES - COLLATERAL FOR BONDS AND NOTES PAYABLE                  41,300         47,456
------------------------------------------------------------------------------------------------------------------------
              TOTAL ASSETS                                                            $     1,617,245      1,343,284
------------------------------------------------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY
HOMEBUILDING:
  Accounts payable and other liabilities                                              $       195,078        198,386
  Income taxes currently payable                                                                4,645         22,634
  Mortgage notes and other debts payable                                                      686,704        527,303
                                                                                     -----------------------------------
                                                                                              886,427        748,323

FINANCIAL SERVICES                                                                            180,565        108,506
LIMITED-PURPOSE FINANCE SUBSIDIARIES - BONDS AND NOTES PAYABLE                                 41,300         47,456
------------------------------------------------------------------------------------------------------------------------
              TOTAL LIABILITIES                                                             1,108,292        904,285

STOCKHOLDERS' EQUITY:
  Common stock of $0.10 par value per share,
      44,437 shares outstanding at May 31, 1998                                                 4,444          4,322
  Class B common stock of $0.10 par value per share,
      9,910 shares outstanding at May 31, 1998                                                    991            994
  Additional paid-in capital                                                                  418,137        388,797
  Retained earnings                                                                            85,381         44,886
------------------------------------------------------------------------------------------------------------------------
              TOTAL STOCKHOLDERS' EQUITY                                                      508,953        438,999
------------------------------------------------------------------------------------------------------------------------
              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $      1,617,245      1,343,284
------------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated condensed financial statements.

                       LENNAR CORPORATION AND SUBSIDIARIES
                  Consolidated Condensed Statements of Earnings
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                                     THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                          MAY 31,                           MAY 31,
                                                                 ----------------------------     -----------------------------
                                                                    1998             1997               1998          1997
-------------------------------------------------------------------------------------------------------------------------------
REVENUES:
    Homebuilding                                              $    476,097         247,424             884,635      455,271
    Financial services                                              54,977          23,116              86,074       46,404
    Limited-purpose finance subsidiaries                             1,032           1,384               2,109        2,704
-------------------------------------------------------------------------------------------------------------------------------
       Total revenues                                              532,106         271,924             972,818      504,379
-------------------------------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES:
    Homebuilding                                                   422,493         229,066             791,477      422,691
    Financial services                                              47,012          11,770              73,752       25,995
    Limited-purpose finance subsidiaries                             1,032           1,390               2,109        2,704
    Corporate general and administrative                             6,503           3,255              12,792        6,610
    Interest                                                        12,389           5,577              23,006        9,431
-------------------------------------------------------------------------------------------------------------------------------
       Total costs and expenses                                    489,429         251,058             903,136      467,431
-------------------------------------------------------------------------------------------------------------------------------
EARNINGS FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                                              42,677          20,866              69,682       36,948
Income taxes                                                        17,071           8,138              27,873       14,410
-------------------------------------------------------------------------------------------------------------------------------
EARNINGS FROM CONTINUING OPERATIONS                                 25,606          12,728              41,809       22,538

EARNINGS FROM DISCONTINUED OPERATIONS

   (net of income taxes: three months - $5,930;
    six months - $12,079)                                                -           9,276                   -       18,893
-------------------------------------------------------------------------------------------------------------------------------
NET EARNINGS                                                   $    25,606          22,004              41,809       41,431
-------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE:

     Continuing operations                                     $      0.48            0.35                0.78         0.63
     Discontinued operations                                             -            0.26                   -         0.52
-------------------------------------------------------------------------------------------------------------------------------
                                                               $      0.48            0.61                0.78         1.15
-------------------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE:

     Continuing operations                                     $      0.47            0.35                0.77         0.62
     Discontinued operations                                             -            0.26                   -         0.52
-------------------------------------------------------------------------------------------------------------------------------
                                                               $      0.47            0.61                0.77         1.14
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
CASH DIVIDENDS PER COMMON SHARE                                $    0.0125           0.025               0.025         0.05
-------------------------------------------------------------------------------------------------------------------------------
CASH DIVIDENDS PER CLASS B COMMON SHARE                        $   0.01125          0.0225              0.0225        0.045
-------------------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated condensed financial statements.

                       LENNAR CORPORATION AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                                                     SIX MONTHS ENDED
                                                                                                          MAY 31,
                                                                                               -------------------------------
                                                                                                     1998            1997
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings from continuing operations                                                       $     41,809           22,538
   Earnings from discontinued operations                                                                -           18,893
   Adjustments to reconcile net earnings to net cash used in operating activities:
      Depreciation and amortization                                                                 7,935            4,124
      Equity in earnings of partnerships                                                           (7,127)         (21,238)
      Gain on sales of other real estate                                                           (2,133)          (9,379)
      Deferred income taxes                                                                         9,615           (8,108)
      Changes in assets and liabilities, net of effect of acquisitions:
         Decrease in receivables                                                                   23,373            8,612
         Increase in inventories                                                                 (118,028)        (114,176)
         Decrease (increase) in other assets                                                      (15,643)           5,001
         Increase in financial services loans held for sale or disposition                        (29,571)            (145)
         Decrease in accounts payable and accrued liabilities                                      (8,421)             (67)
         Decrease in income taxes currently payable                                               (17,989)          (9,084)
------------------------------------------------------------------------------------------------------------------------------
        Net cash used in operating activities                                                    (116,180)        (103,029)
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Operating properties and equipment:
        Additions                                                                                  (4,166)         (30,389)
        Sales                                                                                           6           12,496
   Decrease (increase) in investments in and advances to partnerships                             (19,218)          40,568
   Decrease (increase) in financial services loans held for investment                                489             (910)
   Purchases of investment securities                                                              (2,321)        (102,034)
   Receipts from investment securities                                                              1,933          121,165
   Acquisitions of businesses, net of cash acquired                                               (63,818)               -
   Other, net                                                                                         107           (1,143)
------------------------------------------------------------------------------------------------------------------------------
        Net cash provided by (used in) investing activities                                       (86,988)          39,753
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings under revolving credit agreement                                                162,250           58,800
   Net borrowings (repayments) under financial services short-term debt                            35,201          (10,040)
   Mortgage notes and other debts payable:
      Proceeds from borrowings                                                                      9,444          124,513
      Principal payments                                                                          (26,165)         (99,534)
   Limited-purpose finance subsidiaries:
      Principal reduction of mortgage loans and other receivables                                   6,111            5,080
      Principal reduction of bonds and notes payable                                               (5,804)          (4,991)
   Common stock:
      Issuance                                                                                     20,483            1,518
      Dividends                                                                                    (1,314)          (1,749)
------------------------------------------------------------------------------------------------------------------------------
        Net cash provided by financing activities                                                 200,206           73,597
------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                               (2,962)          10,321
Cash and cash equivalents at beginning of period                                                   62,599           60,670
------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                   $     59,637           70,991
------------------------------------------------------------------------------------------------------------------------------

                              LENNAR CORPORATION AND SUBSIDIARIES
                    Consolidated Condensed Statements of Cash Flows -- Continued
                                          (Unaudited)
                                         (In thousands)

                                                                                                    SIX MONTHS ENDED
                                                                                                         MAY 31,
                                                                                              --------------------------------
                                                                                                  1998               1997
------------------------------------------------------------------------------------------------------------------------------
Summary of cash and cash equivalent balances:
   Homebuilding                                                                              $     39,075           43,705
   Financial services                                                                              20,562           24,579
   Discontinued operations                                                                              -            2,707
------------------------------------------------------------------------------------------------------------------------------
                                                                                             $     59,637           70,991
------------------------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
   Cash paid for interest, net of amounts capitalized                                        $     10,055           17,051
   Cash paid for income taxes                                                                $     34,548           43,437

Supplemental disclosures of non-cash investing and financing activities:
    Purchases of inventory financed by sellers                                               $     20,500           25,300
------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated condensed financial statements.

                       LENNAR CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)

(1) BASIS OF PRESENTATION

The accompanying consolidated condensed financial statements include the accounts of Lennar Corporation, its wholly-owned subsidiaries and partnerships in which it holds a controlling interest (the "Company"). The Company's investments in partnerships (and similar entities) in which a significant, but less than controlling, interest is held are accounted for by the equity method. All significant intercompany transactions and balances have been eliminated. The financial statements have been prepared by management without audit by independent public accountants and should be read in conjunction with the November 30, 1997 audited financial statements in the Company's Annual Report on Form 10-K for the year then ended. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the accompanying consolidated condensed financial statements have been made. Certain prior year amounts in the consolidated condensed financial statements have been reclassified to conform with the current period presentation.

As a result of the Company's spin-off of its commercial real estate investment and management business, including the Investment Division business segment, on October 31, 1997 (the "Spin-off"), the accompanying financial statements have been restated to reflect the Investment Division as a discontinued operation (see Note 3). Accordingly, the revenues and expenses of the Investment Division have been excluded from the respective captions in the consolidated condensed statements of earnings and have been reported as "earnings from discontinued operations" for the three and six-month periods ended May 31, 1997.

The Company historically has experienced, and expects to continue to experience, variability in quarterly results. The consolidated condensed statements of earnings for the three and six-month periods ended May 31, 1998 are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

(2) BUSINESS SEGMENTS

The Company has two business segments: Homebuilding and Financial Services. The limited-purpose finance subsidiaries are not considered a business segment. See
Note 3 regarding the discontinued Investment Division business segment.

Homebuilding operations include the construction and sale of single-family attached and detached homes in Florida, California, Texas, Arizona and Nevada. These activities also include the purchase, development and sale of residential land. The Company has a non-controlling 50% interest in Lennar Land Partners ("LLP"), a general partnership formed with LNR Property Corporation ("LNR") at the time of the Spin-off, to acquire, develop and sell land to Lennar, LNR and others. The Company manages the day-to-day operations of LLP and receives a management fee. On October 31, 1997, the Company completed a merger with Pacific Greystone Corporation. The merger expanded the

Company's homebuilding operations in California and Arizona and provided the Company with operations in Nevada.

Financial services activities are conducted primarily through Lennar Financial Services, Inc. ("LFS") and its subsidiaries. These companies provide mortgage financing, title insurance and closing services for Lennar homebuyers and others; acquire, package and resell mortgage loans and mortgage-backed securities; perform mortgage loan servicing activities and provide cable television and alarm monitoring services to residents of Lennar communities and others.

In prior years, the limited-purpose finance subsidiaries of the Financial Services Division placed mortgages and other receivables as collateral for various long-term financings. These limited-purpose finance subsidiaries pay the principal of, and interest on, these financings primarily from the cash flows generated by the related pledged collateral which includes a combination of mortgage notes, mortgage-backed securities and funds held by trustees. These limited-purpose finance subsidiaries are not considered a part of the financial services operations and are reported separately.

(3) DISCONTINUED OPERATIONS

On June 10, 1997, the Company's Board of Directors approved a plan to spin-off the commercial real estate investment and management business, which primarily consisted of the Investment Division segment. The Spin-off, which was conducted through the distribution of the stock of LNR Property Corporation to existing shareholders of the Company in the form of a tax-free distribution, was completed effective October 31, 1997. The components of earnings from discontinued operations were as follows for the three and six months ended May 31, 1997 (unaudited):

                                                            THREE MONTHS ENDED      SIX MONTHS ENDED
(IN THOUSANDS)                                                 MAY 31, 1997           MAY 31, 1997
----------------------------------------------------------------------------------------------------

Revenues                                                 $          38,726              78,437
Costs and expenses                                                  20,333              41,434
----------------------------------------------------------------------------------------------------
Operating earnings                                                  18,393              37,003
Interest                                                             3,187               6,031
----------------------------------------------------------------------------------------------------
Earnings from discontinued operations before income
 taxes                                                              15,206              30,972
Income taxes                                                         5,930              12,079
----------------------------------------------------------------------------------------------------
Earnings from discontinued operations                    $           9,276              18,893
----------------------------------------------------------------------------------------------------

(4) ACQUISITIONS

In February 1998, the Company acquired a Northern California homebuilder, Winncrest Homes. Additionally, a joint venture was formed between Lennar Land Partners and a Winncrest entity to develop and sell finished homesites to third party builders as well as to Lennar homebuilding operations. In January 1998, the Company acquired the North American Asset Development Group of companies, which provide title and escrow services in California, Arizona and Colorado. In connection with the acquisitions of these Companies for $76 million in cash (inclusive of cash acquired of $12 million) and the issuance of $9 million in common stock (413,000 shares), the Company received assets with a fair value of $118 million, assumed liabilities totaling $40 million and recorded goodwill of $7 million. The Company financed the cash components of the transactions through borrowings under its existing revolving credit facilities and proceeds from common stock issued. The acquisitions were accounted for using the purchase method of accounting.

(5) EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which requires a dual presentation of basic and diluted earnings per share on the face of the statement of earnings. Basic earnings per share is computed by dividing earnings attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The Company adopted SFAS No. 128 in the first quarter of 1998. Earnings per share for all prior periods presented have been restated to conform with SFAS No. 128.

The following table provides a reconciliation of the number of shares used in computing basic and diluted earnings per share for the periods indicated (unaudited):

                                        THREE MONTHS ENDED               SIX MONTHS ENDED
                                             MAY 31,                          MAY 31,
                                   ---------------------------     -----------------------------
(IN THOUSANDS)                           1998          1997             1998              1997
------------------------------------------------------------------------------------------------
Weighted average shares - basic         53,806        36,001           53,527             35,979
Effect of potentially dilutive
  employee stock options                 1,135           315            1,022                320
------------------------------------------------------------------------------------------------
Weighted average shares - diluted       54,941        36,316           54,549             36,299
------------------------------------------------------------------------------------------------

(6) FINANCIAL SERVICES

The assets and liabilities related to the Company's financial services operations (as described in Note 2) are summarized as follows:

                                                                  (Unaudited)
                                                                     MAY 31,         NOVEMBER 30,
(IN THOUSANDS)                                                        1998               1997
---------------------------------------------------------------------------------------------------
ASSETS:
Cash and receivables, net                                      $      29,517              14,993
Mortgage loans, net                                                   19,029              19,600
Loans held for sale or disposition, net                              135,653             106,020
Title plants                                                          15,917                 800
Other                                                                 35,313              15,575
---------------------------------------------------------------------------------------------------
                                                               $     235,429             156,988
---------------------------------------------------------------------------------------------------
LIABILITIES:
Notes and other debts payable                                  $     133,097              86,936
Other                                                                 47,468              21,570
---------------------------------------------------------------------------------------------------
                                                               $     180,565             108,506
---------------------------------------------------------------------------------------------------

(7) SUPPLEMENTAL INFORMATION ON GREYSTONE HOMES, INC.

Greystone Homes, Inc. ("Greystone Homes") is a wholly-owned subsidiary of the Company. Greystone Homes is the obligor on 10.75% Senior Notes with a current aggregate principal amount of $124.8 million. The Notes were recorded at fair value of $138.2 million at the time of the merger between the Company and Pacific Greystone Corporation. The Notes are fully and unconditionally guaranteed by the Company. Separate financial statements and other related disclosures for Greystone Homes are not presented, as the Company's management does not consider the information material to investors. Summarized financial information for Greystone Homes for the periods indicated is presented below.

SUMMARY CONSOLIDATED BALANCE SHEETS

                                                                (Unaudited)
(IN THOUSANDS)                                                    MAY 31,            NOVEMBER 30,
                                                                    1998                1997
---------------------------------------------------------------------------------------------------
ASSETS:
Cash and cash equivalents                                      $      1,084                5,565
Inventories                                                         360,532              330,568
Goodwill, net                                                        44,467               45,612
Other assets                                                          8,933               42,521
---------------------------------------------------------------------------------------------------
                                                               $    415,016              424,266
---------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDER'S EQUITY:
Accounts payable and other liabilities                         $     49,442               47,460
Intercompany payable to Lennar Corporation                            3,186               19,600
Notes payable                                                           103                4,160
Senior unsecured notes payable                                      135,688              137,812
---------------------------------------------------------------------------------------------------
                                                                    188,419              209,032

Stockholder's equity                                                226,597              215,234
---------------------------------------------------------------------------------------------------
                                                               $    415,016              424,266
---------------------------------------------------------------------------------------------------

SUMMARY CONSOLIDATED STATEMENTS OF EARNINGS

                                                          (Unaudited)
                              ---------------------------------------------------------------------
                                   THREE MONTHS ENDED                   SIX MONTHS ENDED
                              -----------------------------    ------------------------------------
                                                PRO FORMA                              PRO FORMA
                                  MAY 31,        JUNE 30,           MAY 31,             JUNE 30,
(IN THOUSANDS)                     1998           1997               1998                1997
---------------------------------------------------------------------------------------------------
HOMEBUILDING REVENUES        $    130,916        149,051            270,683              250,723

COSTS AND EXPENSES:

Costs of homes sold               101,135        118,253            210,783              198,811
Selling, general and
  administrative                   16,771         13,806             34,549               25,745
Interest and other, net             3,688          3,563              6,412                5,908
---------------------------------------------------------------------------------------------------
Total costs and expenses          121,594        135,622            251,744              230,464

EARNINGS BEFORE INCOME
  TAXES                             9,322         13,429             18,939               20,259
Income taxes                        3,729          5,596              7,576                8,554
---------------------------------------------------------------------------------------------------
NET EARNINGS                 $      5,593          7,833             11,363               11,705
---------------------------------------------------------------------------------------------------

The pro forma results for the three and six months ended June 30, 1997 reflect all relevant purchase accounting adjustments resulting from the Company's merger with Pacific Greystone Corporation.

(8) CASH AND CASH EQUIVALENTS

Cash and cash equivalents as of May 31, 1998 and November 30, 1997 included $35.2 million and $41.9 million, respectively, of cash held in escrow for periods of up to three days.

(9) SUBSEQUENT EVENTS

In June 1998, the Company completed the acquisition of the properties of two separate homebuilders with operations in California for approximately $205 million. Total consideration for the properties consisted of a combination of cash and Lennar common stock (approximately 3.1 million shares). In June 1998, the Company also announced it had elected not to proceed with the previously announced acquisition of a third homebuilder with operations in California and Arizona.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN STATEMENTS CONTAINED IN THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS MAY BE "FORWARD-LOOKING STATEMENTS" AS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY. SUCH FACTORS INCLUDE, BUT ARE NOT LIMITED TO, CHANGES IN GENERAL ECONOMIC CONDITIONS, THE MARKET FOR HOMES GENERALLY AND IN AREAS WHERE THE COMPANY HAS DEVELOPMENTS, THE AVAILABILITY AND COST OF LAND SUITABLE FOR RESIDENTIAL DEVELOPMENT, MATERIALS PRICES, LABOR COSTS, INTEREST RATES, CONSUMER CONFIDENCE, COMPETITION, ENVIRONMENTAL FACTORS AND GOVERNMENT REGULATIONS AFFECTING THE COMPANY'S OPERATIONS. SEE THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED NOVEMBER 30, 1997 FOR A FURTHER DISCUSSION OF THESE AND OTHER RISKS AND UNCERTAINTIES APPLICABLE TO THE COMPANY'S BUSINESS.

(1) RESULTS OF OPERATIONS

OVERVIEW
On October 31, 1997, Lennar completed the spin-off of its commercial real estate investment and management business consisting of the Investment Division segment, the portions of the Financial Services Division involved in commercial mortgage lending and investments and certain assets of the Homebuilding Division utilized in related businesses. The spin-off was conducted through the distribution of the stock of LNR Property Corporation ("LNR"). At the time of the spin-off transaction, Lennar and LNR formed a general partnership ("Lennar Land Partners") to acquire, develop and sell land. Lennar and LNR contributed properties to Lennar Land Partners in exchange for 50% general partnership interests in Lennar Land Partners. Lennar also completed a merger with Pacific Greystone Corporation ("Greystone"), thereby significantly expanding its homebuilding operations in California and Arizona and entering the Nevada market. The merger was effective October 31, 1997.

Earnings from continuing operations increased to $25.6 million, or $0.47 per share diluted ($0.48 per share basic), in the second quarter of 1998, from $12.7 million, or $0.35 per share (basic and diluted) in the second quarter of 1997. For the six months ended May 31, 1998, earnings from continuing operations were $41.8 million, or $0.77 per share diluted ($0.78 per share basic), compared to $22.5 million, or $0.62 per share diluted ($0.63 per share basic), a year earlier. Homebuilding operating earnings increased significantly in both periods due to growth in the Company's California market as a result of the merger with Greystone on October 31, 1997 and growth in the Company's existing

California operations, as well as growth in the Texas market. Financial Services operating earnings in the second quarter and first six months of 1998 were lower than the comparable periods in 1997 due to the spin-off of the portions of this division involved in commercial mortgage lending and investments on October 31, 1997.

HOMEBUILDING
The following tables set forth selected financial and operational information related to the Homebuilding Division for the periods indicated (unaudited):

                                                              THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                    MAY 31,                       MAY 31,
(DOLLARS IN THOUSANDS, EXCEPT                            ----------------------------    -------------------------
  AVERAGE SALES PRICES)                                        1998          1997             1998          1997
------------------------------------------------------------------------------------------------------------------
REVENUES:
Sales of homes                                              $ 455,732       221,356         849,558      418,305
Sales of land and other revenues                               20,365        26,068          35,077       36,966
------------------------------------------------------------------------------------------------------------------
   Total revenues                                             476,097       247,424         884,635      455,271

COSTS AND EXPENSES:
Cost of homes sold                                            358,359       179,640         672,829      340,681
Cost of land and other expenses                                15,363        19,499          24,253       24,466
Selling, general and administrative                            48,771        29,927          94,395       57,544
------------------------------------------------------------------------------------------------------------------
   Total costs and expenses                                   422,493       229,066         791,477      422,691
------------------------------------------------------------------------------------------------------------------
OPERATING EARNINGS                                          $  53,604        18,358          93,158       32,580
------------------------------------------------------------------------------------------------------------------

Gross margin - home sales                                   $  97,373        41,716         176,729       77,624
Gross margin percentage                                          21.4%         18.8%           20.8%        18.6%
S,G&A as a percentage of total
   homebuilding revenues                                         10.2%         12.1%           10.7%        12.6%
Average sales price                                         $ 188,000       158,000         190,000      157,000
------------------------------------------------------------------------------------------------------------------


SUMMARY OF HOME AND BACKLOG DATA

                                                              THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                    MAY 31,                        MAY 31,
                                                        ----------------------------    --------------------------
DELIVERIES                                                    1998          1997             1998         1997
------------------------------------------------------------------------------------------------------------------
Florida                                                         853           759           1,570        1,371
California                                                      603            68           1,071          100
Texas                                                           662           427           1,179          898
Arizona                                                         245           150             511          292
Nevada                                                           66             -             142            -
------------------------------------------------------------------------------------------------------------------
                                                              2,429         1,404           4,473        2,661
------------------------------------------------------------------------------------------------------------------

NEW ORDERS
------------------------------------------------------------------------------------------------------------------
Florida                                                       1,157         1,057           2,094        1,837
California                                                      809           225           1,502          316
Texas                                                           840           662           1,413        1,099
Arizona                                                         369           155             649          302
Nevada                                                          145             -             220            -
------------------------------------------------------------------------------------------------------------------
                                                              3,320         2,099           5,878        3,554
------------------------------------------------------------------------------------------------------------------

                                                                                                  MAY 31,
                                                                                     ---------------------------
BACKLOG - HOMES                                                                            1998          1997
----------------------------------------------------------------------------------------------------------------
Florida                                                                                      1,819        1,671
California                                                                                   1,418          255
Texas                                                                                          902          639
Arizona                                                                                        592          257
Nevada                                                                                         196            -
----------------------------------------------------------------------------------------------------------------
                                                                                             4,927        2,822
----------------------------------------------------------------------------------------------------------------
BACKLOG - DOLLAR VALUE (IN THOUSANDS)                                                  $   959,765      500,456
----------------------------------------------------------------------------------------------------------------


Homebuilding revenues increased significantly in the second quarter and first six months of 1998 compared to the same periods in 1997 due to increases in the number of home deliveries and average sales price in both periods. The fourth quarter 1997 merger with Greystone (which has operations primarily in California) significantly contributed to the increases in both new home deliveries and the average sales price of homes delivered. In addition, the Company's Texas homebuilding operations contributed to the increase in the number of homes delivered in both 1998 periods.

Gross margin percentages from sales of homes increased approximately 260 basis points and 220 basis points in the second quarter and first six months of 1998, respectively, compared to the same periods in 1997. These increases were primarily due to expansion in California where the Company currently generates higher margins than the overall Company average.

Sales of land and other revenues were lower in the second quarter and first six months of 1998 compared to the same periods last year. These decreases were primarily due to the transfer of land to Lennar Land Partners on October 31, 1997 and the resulting reduction in third party land sales by the Company. In addition, land sales and margins on land sales may vary significantly from period to period. Other revenues included equity in earnings from partnerships of $2.8 million and $7.1 million in the second quarter and first six months of 1998, respectively, compared to $2.0 million and $4.0 million in the same periods in 1997, respectively. The 1998 increases were due primarily to the Company's equity in earnings from Lennar Land Partners.

Selling, general and administrative expenses as a percentage of homebuilding revenues decreased in both the second quarter and first six months of 1998 compared to the same periods in 1997. These decreases were due primarily to the increase in revenues.

At May 31, 1998, the Company's backlog of sales contracts increased to 4,927 homes ($959.8 million) compared to 2,822 ($500.5 million) at May 31, 1997. The increase in backlog was primarily attributable to an increase in new orders in all states in which the Company operates. The most significant increases in new orders and backlog were generated in California, primarily as a result of the merger with Greystone in October 1997.

FINANCIAL SERVICES

The following table presents selected financial data related to the Financial Services Division for the periods indicated (unaudited):


                                                           THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                 MAY 31,                         MAY 31,
                                                         ----------------------            --------------------
(DOLLARS IN THOUSANDS)                                     1998        1997                 1998        1997
---------------------------------------------------------------------------------------------------------------
Revenues                                             $    54,977      23,116               86,074      46,404
Costs and expenses                                        47,012      11,770               73,752      25,995
---------------------------------------------------------------------------------------------------------------
Operating earnings                                   $     7,965      11,346               12,322      20,409
---------------------------------------------------------------------------------------------------------------
Dollar volume of mortgages originated                $   239,286      88,228              413,747     156,047
---------------------------------------------------------------------------------------------------------------
Number of mortgages originated                             1,841         792                3,225       1,389
---------------------------------------------------------------------------------------------------------------
Principal balance of servicing portfolio                                              $ 3,083,000   3,185,000
---------------------------------------------------------------------------------------------------------------
Number of loans serviced                                                                   41,000      41,000
---------------------------------------------------------------------------------------------------------------

Operating earnings from the Financial Services Division decreased in both the second quarter and first six months of 1998 compared to the same periods last year. These decreases were primarily due to prior year amounts including earnings from the Division's investment in commercial real estate mortgage-backed securities, partnerships and commercial loans ("Distributed Investments") which were distributed as part of the spin-off of the Company's commercial real estate investment and management business in 1997. Excluding the 1997 operating results related to the Distributed Investments, operating earnings increased $4.3 million and $5.4 million in the second quarter and first six months of 1998 compared to the same periods last year. These increases were primarily due to strong performance by North American Title, a provider of title and escrow services in California, Arizona and Colorado, which was acquired by the Company in January 1998. Higher mortgage profits, which resulted from increased mortgage originations, also contributed to the increases. The increases in dollar value and number of mortgages originated resulted primarily from higher homebuilding deliveries and a greater capture rate of Lennar homebuyers.

CORPORATE GENERAL AND ADMINISTRATIVE EXPENSES
Corporate general and administrative expenses as a percentage of total revenues were 1.2% in the second quarter of both 1998 and 1997 and 1.3% in the first six months of both 1998 and 1997.

INTEREST EXPENSE
Interest expense was higher in the second quarter and first six months of 1998 compared to the same periods last year as a result of higher debt levels due to the Company's expansion and an increase in the amount of previously capitalized interest charged to expense due to a greater number of homes delivered and an increase in interest per home delivered.

DISCONTINUED OPERATIONS
On June 10, 1997, the Company's Board of Directors approved a plan to spin-off the commercial real estate investment and management business, which primarily consisted of the Investment Division segment. The spin-off, which was conducted through the distribution of the stock of LNR Property Corporation to existing shareholders of the Company in the form of a tax-free distribution, was completed effective October 31, 1997. Earnings from discontinued operations totaled $9.3 million, or $0.26 per share (basic and diluted) in the second quarter of 1997 and $18.9 million, or $0.52 per share (basic and diluted) in the first six months of 1997.

(2) PRO FORMA RESULTS OF OPERATIONS

The following pro forma results of operations for 1997 give effect to the spin-off of the Company's commercial real estate investment and management business, the merger with Pacific Greystone Corporation and the formation of Lennar Land Partners, all of which were completed on October 31, 1997, as if such transactions had occurred at the beginning of the periods. Lennar Corporation pro forma results were derived from the three and six months ended May 31; Pacific Greystone Corporation pro forma results were derived from the three and six months ended June 30. The following pro forma information is presented to show results of operations for 1998 and 1997 on a more comparable basis. The following pro forma financial information for the 1997 periods is not necessarily indicative of the results of operations which would have been reported if the transactions had occurred on the dates or for the periods indicated.

The 1998 actual and 1997 pro forma results of operations and selected Homebuilding financial data were as follows for the periods indicated (unaudited):

                                             THREE MONTHS ENDED             SIX MONTHS ENDED
                                        ---------------------------     ----------------------------
                                                        MAY 31/                          MAY 31/
(DOLLARS IN THOUSANDS, EXCEPT              MAY 31,      JUNE 30,          MAY 31,        JUNE 30,
AVERAGE SALES PRICES)                        1998          1997              1998          1997
----------------------------------------------------------------------------------------------------
REVENUES:
Homebuilding                           $   476,097       379,298           884,635        684,120
Financial services                          54,977        12,270            86,074         24,016
Limited-purpose finance
  subsidiaries                               1,032         1,384             2,109          2,704
----------------------------------------------------------------------------------------------------
    Total revenues                     $   532,106       392,952           972,818        710,840
----------------------------------------------------------------------------------------------------
OPERATING EARNINGS:
Homebuilding                           $    53,604        35,445            93,158         59,849
Financial services                           7,965         3,629            12,322          6,943
Limited-purpose finance
  subsidiaries                                   -            (6)                -              -
----------------------------------------------------------------------------------------------------
    Total operating earnings                61,569        39,068           105,480         66,792

Corporate general and
  administrative expenses                    6,503         5,224            12,792         10,446
Interest expense                            12,389         6,689            23,006         11,381
----------------------------------------------------------------------------------------------------
EARNINGS BEFORE INCOME TAXES                42,677        27,155            69,682         44,965
Income taxes                                17,071        11,086            27,873         18,436
----------------------------------------------------------------------------------------------------
NET EARNINGS                           $    25,606        16,069            41,809         26,529
----------------------------------------------------------------------------------------------------
HOMEBUILDING:
Gross margin - home sales              $    97,373        70,069           176,729        126,216
Gross margin percentage                      21.4%         18.9%             20.8%          18.9%
S,G&A as a percentage of total
  homebuilding revenues                      10.2%         10.0%             10.7%          10.7%
Average sales price                    $   188,000       181,000           190,000        178,000
New home deliveries                          2,429         2,044             4,473          3,749
New orders                                   3,320         2,884             5,878          4,857
Backlog - homes                                                              4,927          3,743
Backlog - dollar value                                              $      959,765        734,531
----------------------------------------------------------------------------------------------------

HOMEBUILDING
Homebuilding revenues, on a pro forma basis, increased 26% in the second quarter and 29% in the first six months of 1998 compared to the same periods in 1997. Revenues were higher primarily due to increases in the number of home deliveries and average sales prices in both periods. The California, Texas and Florida homebuilding markets each generated increases in new home deliveries in the second quarter and first six months of 1998 compared to the same periods last year. The higher average sales prices in the 1998 periods were due primarily to price increases in the California and Texas markets. Homebuilding revenues included land sales of $15.3 million and $23.4 million in the second quarter and first six months of 1998, respectively, compared to pro forma land sales of $2.5 million and $4.3 million, respectively, in the same periods last year. Land sales in both 1998 periods included one sale totaling $12.6 million.

Gross margin percentages on home sales, on a pro forma basis, increased in both the second quarter and first six months of 1998 compared to the same periods in 1997. Growth in the California market, where the Company currently generates higher gross margins, contributed to the increases in both periods. Higher gross margins in the Texas market also contributed to the six month increase. Gross margins from land sales totaled $0.7 million and $2.1 million in the second quarter and first six months of 1998, respectively, compared to $0.8 million and $1.6 million, respectively, in the same periods in 1997. Margins achieved on sales of land may vary significantly from period to period.

Selling, general and administrative expenses as a percentage of homebuilding revenues were 10.2% in the second quarter of 1998 compared to 10.0% (pro forma) in 1997. This increase was primarily due to the Company's expansion in California, which resulted in certain general and administrative expenses being incurred prior to generation of the related revenues. Selling, general and administrative expenses as a percentage of homebuilding revenues in the first six months of 1998 were unchanged from the first six months of 1997.

FINANCIAL SERVICES
Operating earnings for the Financial Services Division increased in both the second quarter and first six months of 1998, on a pro forma basis, due primarily to contributions from North American Title, which was acquired in January 1998, and, to a lesser extent, increased mortgage profits.

CORPORATE GENERAL AND ADMINISTRATIVE EXPENSES
Corporate general and administrative expenses as a percentage of total revenues were 1.2% in the second quarter of 1998 compared to 1.3% (pro forma) in the same period last year, and 1.3% in the first six months of 1998 compared to 1.5% (pro forma) in the first six months of 1997. The decrease in both 1998 periods was due primarily to the growth in revenues.

INTEREST
In the second quarter of 1998, interest incurred was $12.3 million and interest expense was $12.4 million. This compares to interest incurred of $9.2 million (pro forma) and interest expense of $6.7 million (pro forma) in the second quarter of 1997. In the first six months of 1998, interest incurred was $23.2 million and interest expense was $23.0 million compared to interest incurred of $17.2 million (pro forma) and interest expense of $11.4 million (pro forma) in the first six months of 1997. The increase in interest expense in both periods was primarily the result of higher debt levels due to the Company's expansion and an increase in the amount of previously capitalized interest charged to expense due to a greater number of homes delivered and an increase in interest per home delivered.

(3) LIQUIDITY AND FINANCIAL RESOURCES

In the first six months of 1998, $116.2 million in cash was used in the Company's operating activities compared to $103.0 million in the corresponding period in 1997. In the first six months of 1998, $118.0 million of cash was used to increase inventories through land purchases, land development and construction, $29.6 million was used by the Financial Services Division in its mortgage loan origination operations and $18.0 million was used to reduce current income taxes payable. These uses of cash were partially offset by $41.8 million of net earnings and a reduction in receivables of $23.4 million.
In the first six months of 1997, cash flows used in operating activities related primarily to $114.2 million of cash used to increase inventories through land purchases, land development and construction.

Cash used in investing activities totaled $87.0 million in the first six months of 1998, compared to cash generated from investing activities of $39.8 million in the corresponding period in 1997. In the first six months of 1998, $63.8 million of cash was used in the acquisitions of businesses and $19.2 million was used to increase the Company's investments in partnerships. In the first six months of 1997, $102.0 million of cash was used to purchase investment securities by both the discontinued Investment Division and the Financial Services Division and $30.4 million was used to purchase operating properties and equipment, primarily by the discontinued Investment Division. These purchases were more than offset by $121.2 million of proceeds from investment securities and $40.6 million of cash provided from partnership investments, both of which related primarily to the spun-off real estate investment and management business.

The Company meets the majority of its short-term financing needs with cash generated from operations and funds available under its unsecured revolving credit agreement. At May 31, 1998, the Company had unsecured revolving credit facilities in the aggregate amount of $650.0 million, which may be used to refinance existing indebtedness, for working capital, for acquisitions and for general corporate purposes. At May 31, 1998, $538.8 million was outstanding under the Company's revolving credit facilities, compared to $376.5 million outstanding at November 30, 1997. The increase was a result of the Company's continued growth, including acquisitions.

In February 1998, the Company filed a shelf registration statement and prospectus with the Securities and Exchange Commission to offer, from time to time, its common stock, preferred stock, depositary shares, debt securities or warrants at an aggregate initial offering price not to exceed $500 million. Proceeds are expected to be used for general corporate purposes, which may include the repayment of debt, acquisitions and other general corporate purposes. As of May 31, 1998 the Company had $484 million available under the shelf registration statement.

In March 1998, the Company entered into an equity draw-down agreement with a major international banking firm (the "Firm") under which the Company will have the option to sell common stock, up to a value of $120 million, to the Firm in increments of up to $15 million (or such higher amount as may be agreed to by the parties) per month. Proceeds are expected to be used in conjunction with potential acquisitions of assets and businesses. The Company filed a prospectus supplement to the shelf registration statement described above regarding this agreement. As of May 31, 1998 the Company had issued 476,000 shares under the agreement resulting in proceeds to the Company of $16 million.

In the second quarter of 1998, the Company issued 413,000 shares of common stock to satisfy remaining obligations in connection with the first quarter acquisition of Winncrest Homes. Subsequent to May 31, 1998 the Company completed separate acquisitions of the properties of two homebuilders with operations in California for approximately $205 million. Total consideration for the properties consisted of a combination of cash and Lennar common stock (approximately 3.1 million shares). In connection with these acquisitions, the Company executed a 180-day, $100 million bridge loan with the agent bank for its unsecured revolving credit facility. Proceeds were used to partially fund the cash portions of these acquisitions. The Company may repay this facility with proceeds from issuance of public securities under the shelf registration statement.

Based on the Company's current financial condition and financial market resources, management believes that its operations and capital resources will provide for its current and long-term capital requirements at the Company's anticipated levels of growth.

PART II.   OTHER INFORMATION

ITEMS 1-5.      NOT APPLICABLE.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K.

                  (a) Exhibits:
                      (27.1)  Financial Data Schedule.
                      (27.2)  Financial Data Schedule.
                      (27.3)  Financial Data Schedule.

                  (b) Reports on Form 8-K: Registrant was not required to file, and has not filed, a Form 8-K during the quarter for which this report is being filed.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      LENNAR CORPORATION
                                              ----------------------------------
                                                          (Registrant)






Date:  JULY 13, 1998                          /S/          BRUCE GROSS
                                              ----------------------------------
                                                           Bruce Gross
                                                    Chief Financial Officer







Date:  JULY 13, 1998                          /S/        DIANE J. BESSETTE
                                              ----------------------------------
                                                         Diane J. Bessette
                                                            Controller

                                 EXHIBIT INDEX


EXHIBIT                             DESCRIPTION
-------                             -----------


  27.1           Financial Data Schedule
  27.2           Financial Data Schedule
  27.3           Financial Data Schedule