Form 10-Q
period 1998-08-31
LENNAR CORP /NEW/
filed 1998-10-14
CIK 920760

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     (X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended AUGUST 31, 1998

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  X     NO _____

Common shares outstanding as of September 30, 1998:

         Common                                  48,226,304
         Class B Common                           9,909,631

================================================================================

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                        LENNAR CORPORATION AND SUBSIDIARIES
                                       Consolidated Condensed Balance Sheets
                                       (In thousands, except share amounts)

                                                                                         (UNAUDITED)
                                                                                          AUGUST 31,     NOVEMBER 30,
                                                                                             1998             1997
------------------------------------------------------------------------------------------------------------------------
ASSETS
HOMEBUILDING:
  Cash and cash equivalents                                                           $        49,372         52,926
  Receivables, net                                                                             28,163         34,646
  Inventories                                                                               1,308,147        806,975
  Operating properties and equipment, net                                                      11,857          8,598
  Investments in partnerships                                                                 148,775        108,064
  Other assets                                                                                124,692        127,631
                                                                                     -----------------------------------
                                                                                            1,671,006      1,138,840
FINANCIAL SERVICES                                                                            258,652        156,988
LIMITED-PURPOSE FINANCE SUBSIDIARIES - COLLATERAL FOR BONDS AND NOTES PAYABLE                  37,888         47,456
------------------------------------------------------------------------------------------------------------------------
              TOTAL ASSETS                                                            $     1,967,546      1,343,284
========================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
HOMEBUILDING:
  Accounts payable and other liabilities                                              $       262,347        198,386
  Income taxes currently payable                                                               13,353         22,634
  Mortgage notes and other debts payable                                                      803,129        527,303
                                                                                     -----------------------------------
                                                                                            1,078,829        748,323
FINANCIAL SERVICES                                                                            201,998        108,506
LIMITED-PURPOSE FINANCE SUBSIDIARIES - BONDS AND NOTES PAYABLE                                 37,888         47,456
------------------------------------------------------------------------------------------------------------------------
              TOTAL LIABILITIES                                                             1,318,715        904,285

STOCKHOLDERS' EQUITY:
  Common stock of $0.10 par value per share,
      48,226,304 shares outstanding at August 31, 1998                                          4,823          4,322
  Class B common stock of $0.10 par value per share,
      9,909,631 shares outstanding at August 31, 1998                                             991            994
  Additional paid-in capital                                                                  523,290        388,797
  Retained earnings                                                                           119,727         44,886
------------------------------------------------------------------------------------------------------------------------
              TOTAL STOCKHOLDERS' EQUITY                                                      648,831        438,999
------------------------------------------------------------------------------------------------------------------------
              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $      1,967,546      1,343,284
========================================================================================================================

See accompanying notes to consolidated condensed financial statements.

                                      LENNAR CORPORATION AND SUBSIDIARIES
                                 Consolidated Condensed Statements of Earnings
                                                  (Unaudited)
                                   (In thousands, except per share amounts)

                                                        THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                            AUGUST 31,                         AUGUST 31,
                                                    ----------------------------     -----------------------------
                                                       1998           1997                1998          1997
------------------------------------------------------------------------------------------------------------------
REVENUES:
    Homebuilding                                  $   558,723          310,115          1,443,358      765,386
    Financial services                                 61,287           21,577            147,361       67,981
    Limited-purpose finance subsidiaries                  925              928              3,034        3,632
------------------------------------------------------------------------------------------------------------------
       Total revenues                                 620,935          332,620          1,593,753      836,999
------------------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES:
    Homebuilding                                      487,629          277,439          1,279,106      700,130
    Financial services                                 52,200           12,508            125,952       38,503
    Limited-purpose finance subsidiaries                  925              924              3,034        3,628
    Corporate general and administrative                8,303            3,655             21,095       10,265
    Interest                                           13,437            5,460             36,443       14,891
------------------------------------------------------------------------------------------------------------------
       Total costs and expenses                       562,494          299,986          1,465,630      767,417
------------------------------------------------------------------------------------------------------------------
EARNINGS FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                                 58,441           32,634            128,123       69,582
Income taxes                                           23,376           12,727             51,249       27,137
------------------------------------------------------------------------------------------------------------------
EARNINGS FROM CONTINUING OPERATIONS                    35,065           19,907             76,874       42,445
EARNINGS FROM DISCONTINUED OPERATIONS
   (net of income taxes: three months - $5,354;
    nine months - $17,433)                                  -            8,374                  -       27,267
------------------------------------------------------------------------------------------------------------------
NET EARNINGS                                      $    35,065           28,281             76,874       69,712
==================================================================================================================
BASIC EARNINGS PER SHARE:
     Continuing operations                        $      0.61             0.55               1.40         1.18
     Discontinued operations                                -             0.23                  -         0.76
------------------------------------------------------------------------------------------------------------------
                                                  $      0.61             0.78               1.40         1.94
==================================================================================================================
DILUTED EARNINGS PER SHARE:
     Continuing operations                        $      0.59             0.55               1.37         1.17
     Discontinued operations                                -             0.23                  -         0.75
------------------------------------------------------------------------------------------------------------------
                                                  $      0.59             0.78               1.37         1.92
==================================================================================================================

------------------------------------------------------------------------------------------------------------------
CASH DIVIDENDS PER COMMON SHARE                   $    0.0125            0.025             0.0375        0.075
------------------------------------------------------------------------------------------------------------------
CASH DIVIDENDS PER CLASS B COMMON SHARE           $   0.01125           0.0225            0.03375       0.0675
==================================================================================================================

See accompanying notes to consolidated condensed financial statements.

                                   LENNAR CORPORATION AND SUBSIDIARIES
                             Consolidated Condensed Statements of Cash Flows
                                               (Unaudited)
                                             (In thousands)

                                                                                      NINE MONTHS ENDED
                                                                                          AUGUST 31,
                                                                               -------------------------------
                                                                                     1998            1997
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings from continuing operations                                       $     76,874           42,445
   Earnings from discontinued operations                                                -           27,267
   Adjustments to reconcile net earnings to net cash used in operating activities:
      Depreciation and amortization                                                15,630            6,455
      Amortization of discount/premium on debt, net                                (2,167)               -
      Equity in earnings of partnerships                                           (8,923)         (29,905)
      Gain on sales of other real estate                                           (2,378)         (16,160)
      Deferred income taxes                                                        11,026          (11,823)
      Changes in assets and liabilities, net of effect of acquisitions:
         Decrease in receivables                                                    7,714           13,404
         Increase in inventories                                                 (211,107)        (128,794)
         Increase in other assets                                                  (3,150)          (5,922)
         Increase in financial services loans held for sale or disposition        (35,014)          (5,576)
         Increase in accounts payable and accrued liabilities                      55,100           14,378
         Decrease in income taxes currently payable                                (9,281)         (18,543)
--------------------------------------------------------------------------------------------------------------
        Net cash used in operating activities                                    (105,676)        (112,774)
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Operating properties and equipment:
      Additions                                                                   (10,432)         (43,469)
      Sales                                                                             6           17,319
   Decrease (increase) in investments in partnerships                             (21,653)          70,005
   Decrease in financial services mortgage loans                                      428               16
   Purchases of investment securities                                              (2,603)        (106,056)
   Receipts from investment securities                                              1,600          152,459
   Acquisitions of properties and businesses, net of cash acquired               (188,725)               -
   Other, net                                                                         140           (1,211)
--------------------------------------------------------------------------------------------------------------
        Net cash provided by (used in) investing activities                      (221,239)          89,063
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings under revolving credit agreement                                 35,450           27,900
   Net borrowings (repayments) under financial services short-term debt            59,792           (7,493)
   Net proceeds from issuance of zero coupon senior convertible debentures        222,960                -
   Mortgage notes and other debts payable:
      Proceeds from borrowings                                                    113,700          147,254
      Principal payments                                                         (121,687)        (133,036)
   Limited-purpose finance subsidiaries:
      Principal reduction of mortgage loans and other receivables                   9,491            7,253
      Principal reduction of bonds and notes payable                               (8,994)          (7,102)
   Common stock:
      Issuance                                                                     40,894            2,107
      Dividends                                                                    (2,033)          (2,626)
--------------------------------------------------------------------------------------------------------------
        Net cash provided by financing activities                                 349,573           34,257
--------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                          22,658           10,546
Cash and cash equivalents at beginning of period                                   62,599           60,670
--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                   $     85,257           71,216
==============================================================================================================

                                   LENNAR CORPORATION AND SUBSIDIARIES
                      Consolidated Condensed Statements of Cash Flows -- Continued
                                                (Unaudited)
                                              (In thousands)

                                                                                      NINE MONTHS ENDED
                                                                                          AUGUST 31,
                                                                               -------------------------------
                                                                                     1998            1997
--------------------------------------------------------------------------------------------------------------
Summary of cash and cash equivalent balances:
   Homebuilding                                                              $     49,372           51,624
   Financial services                                                              35,885           13,981
   Discontinued operations                                                              -            5,611
--------------------------------------------------------------------------------------------------------------
                                                                             $     85,257           71,216
--------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
   Cash paid for interest, net of amounts capitalized                        $     13,078           23,315
   Cash paid for income taxes                                                $     39,002           74,185

Supplemental disclosures of non-cash investing and financing activities:
    Purchases of inventory financed by sellers                               $     22,300           25,300
==============================================================================================================


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

As a result of the Company's spin-off of its commercial real estate investment and management business, including the Investment Division business segment, on October 31, 1997 (the "Spin-off"), the accompanying 1997 financial statements have been restated to reflect the Investment Division as a discontinued operation (see Note 3). Accordingly, the revenues and expenses of the Investment Division have been excluded from the respective captions in the consolidated condensed statements of earnings and have been reported as "earnings from discontinued operations" for the three and nine months ended August 31, 1997.

The Company historically has experienced, and expects to continue to experience, variability in quarterly results. The consolidated condensed statements of earnings for the three and nine months ended August 31, 1998 are not necessarily indicative of the results to be expected for the full year.

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

(3)      DISCONTINUED OPERATIONS

On June 10, 1997, the Company's Board of Directors approved a plan to spin-off the commercial real estate investment and management business, which primarily consisted of the Investment Division segment. The Spin-off, which was conducted through the distribution of the stock of LNR Property Corporation to existing shareholders of the Company in the form of a tax-free distribution, was completed effective October 31, 1997. The components of earnings from discontinued operations were as follows for the three and nine months ended August 31, 1997 (unaudited):

                                                            THREE MONTHS ENDED    NINE MONTHS ENDED
(IN THOUSANDS)                                               AUGUST 31, 1997       AUGUST 31, 1997
-----------------------------------------------------------------------------------------------------
Revenues                                                 $          19,831               98,268
Costs and expenses                                                   1,638               43,072
-----------------------------------------------------------------------------------------------------
Operating earnings                                                  18,193               55,196
Interest                                                             4,465               10,496
-----------------------------------------------------------------------------------------------------
Earnings from discontinued operations before income
 taxes                                                              13,728               44,700
Income taxes                                                         5,354               17,433
-----------------------------------------------------------------------------------------------------
Earnings from discontinued operations                    $           8,374               27,267
=====================================================================================================

(4)      ACQUISITIONS

In the third quarter of 1998, the Company acquired the properties of two California homebuilders, ColRich Communities and Polygon Communities. In the first quarter of 1998, the Company acquired a Northern California homebuilder, Winncrest Homes, and the North American Asset Development Group of companies, which provide title and escrow services in California, Arizona, and Colorado. In connection with these acquisitions for $200 million in cash (inclusive of cash acquired of $12 million) and the issuance of $95 million in common stock, the Company received assets with a fair value of $334 million, assumed liabilities totaling $46 million and recorded goodwill of $7 million. The acquisitions were accounted for using the purchase method of accounting.

(5)      ISSUANCE OF ZERO COUPON SENIOR CONVERTIBLE DEBENTURES

In the third quarter of 1998, the Company issued, for $229 million, Zero Coupon Senior Convertible Debentures due 2018 ("Debentures") with a face amount at maturity of $493 million. The Debentures were issued at a price of $464.31 per $1,000 face amount at maturity, which equates to a yield to maturity over the life of the Debentures of 3 7/8%. Proceeds from the offering, after underwriting discount and expenses, were approximately $223 million. The Company used the proceeds to repay $100 million in short-term loans which were used to fund acquisitions, and to reduce balances outstanding under its revolving credit facilities. The Debentures are convertible at any time into the Company's common stock at the rate of 12.4 shares per $1,000 face amount at maturity, which equates to an initial conversion price of $37.50 per share, although if converted during the first five years, the Company may elect to pay cash equal to the fair value of the common stock at the time of the conversion. Holders have the option to require the Company to repurchase the Debentures on any of the fifth, tenth, or fifteenth anniversary dates from the issue date for the initial issue price plus accrued original issue discount. The Company has the option to satisfy the repurchases with any combination of cash and/or shares of the Company's common stock. The Company will have the option to redeem the Debentures, in cash, at any time after the fifth anniversary date for the initial issue price plus accrued original issue discount.

(6)      EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which requires a dual presentation of basic and diluted earnings per share on the face of the statement of earnings. Basic earnings per share is computed by dividing earnings attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The Company adopted SFAS No. 128 in the first quarter of 1998. Earnings per share for all prior periods presented have been restated to conform with SFAS No. 128. Basic and diluted earnings per share were calculated as follows (unaudited):

                                                  THREE MONTHS ENDED               NINE MONTHS ENDED
                                                       AUGUST 31,                       AUGUST 31,
                                              --------------------------    -----------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)          1998             1997            1998            1997
---------------------------------------------------------------------------------------------------------
NUMERATOR:
Numerator for basic earnings per share -
   net earnings                               $   35,065           28,281          76,874          69,712
Interest on zero coupon convertible
  debentures                                         391                -             391               -
---------------------------------------------------------------------------------------------------------
Numerator for diluted earnings per share      $   35,456           28,281          77,265          69,712
=========================================================================================================

DENOMINATOR:
Denominator for basic earnings per share -
   weighted average shares                        57,447           36,041          54,834          36,000
Effect of dilutive securities:
   Employee stock options                          1,059              409           1,034             349
   Zero coupon convertible debentures              1,971                -             657               -
---------------------------------------------------------------------------------------------------------
Denominator for diluted earnings per share -
   adjusted weighted average shares and
   assumed conversions                            60,477           36,450          56,525          36,349
=========================================================================================================

Basic earnings per share                      $     0.61             0.78            1.40            1.94
=========================================================================================================

Diluted earnings per share                    $     0.59             0.78            1.37            1.92
=========================================================================================================


(7)      FINANCIAL SERVICES

The assets and liabilities related to the Company's financial services operations (as described in Note 2) are summarized as follows:

                                                   (UNAUDITED)
(IN THOUSANDS)                                   AUGUST 31, 1998   NOVEMBER 30, 1997
------------------------------------------------------------------------------------
ASSETS:
Cash and receivables, net                         $     44,412            14,993
Mortgage loans, net                                     19,138            19,600
Loans held for sale or disposition, net                139,344           106,020
Title plants                                            15,917               800
Other                                                   39,841            15,575
------------------------------------------------------------------------------------
                                                  $    258,652           156,988
====================================================================================
LIABILITIES:
Notes and other debts payable                     $    157,210            86,936
Other                                                   44,788            21,570
------------------------------------------------------------------------------------
                                                  $    201,998           108,506
====================================================================================

(8)      SUPPLEMENTAL INFORMATION ON GREYSTONE HOMES, INC.

Greystone Homes, Inc. ("Greystone Homes") is a wholly-owned subsidiary of the Company. Greystone Homes is the obligor on 10.75% Senior Notes ("Notes") with a current aggregate principal amount of $124.8 million. The Notes were recorded at fair value of $138.2 million at the time of the merger between the Company and Pacific Greystone Corporation. The Notes are fully and unconditionally guaranteed by the Company. Separate financial statements and other related disclosures for Greystone Homes are not presented, as the Company's management does not consider the information material to investors. Summarized financial information for Greystone Homes for the periods indicated is presented below.

SUMMARY CONSOLIDATED BALANCE SHEETS

                                                   (UNAUDITED)
(IN THOUSANDS)                                   AUGUST 31, 1998   NOVEMBER 30, 1997
------------------------------------------------------------------------------------
ASSETS:
Cash and cash equivalents                         $        615             5,565
Inventories                                            478,202           330,568
Goodwill, net                                           43,894            45,612
Other assets                                            23,095            42,521
------------------------------------------------------------------------------------
                                                  $    545,806           424,266
====================================================================================

LIABILITIES AND STOCKHOLDER'S EQUITY:
Accounts payable and other liabilities            $     70,979            47,460
Intercompany payable to Lennar Corporation             107,810            19,600
Notes payable                                              687             4,160
Senior unsecured notes payable                         134,750           137,812
------------------------------------------------------------------------------------
                                                       314,226           209,032
Stockholder's equity                                   231,580           215,234
------------------------------------------------------------------------------------
                                                  $    545,806           424,266
====================================================================================

SUMMARY CONSOLIDATED STATEMENTS OF EARNINGS

                                                            (UNAUDITED)
                              -----------------------------------------------------------------------
                                    THREE MONTHS ENDED                      NINE MONTHS ENDED
                              --------------------------------     ----------------------------------
                                                  PRO FORMA                              PRO FORMA
                                AUGUST 31,      SEPTEMBER 30,        AUGUST 31,        SEPTEMBER 30,
(IN THOUSANDS)                     1998             1997                1998               1997
-----------------------------------------------------------------------------------------------------
HOMEBUILDING REVENUES         $   164,897           158,585            435,580             409,308
COSTS AND EXPENSES:
Cost of homes sold                132,730           125,492            343,513             324,303
Selling, general and
  administrative                   20,083            15,392             54,632              41,137
Interest and other, net             3,779             3,963             10,191               9,871
-----------------------------------------------------------------------------------------------------
Total costs and expenses          156,592           144,847            408,336             375,311
EARNINGS BEFORE INCOME
  TAXES                             8,305            13,738             27,244              33,997
Income taxes                        3,322             5,720             10,898              14,274
-----------------------------------------------------------------------------------------------------
NET EARNINGS                  $     4,983             8,018             16,346              19,723
=====================================================================================================

The pro forma results for the three and nine months ended September 30, 1997 reflect all relevant purchase accounting adjustments resulting from the Company's merger with Pacific Greystone Corporation.

(9)      CASH AND CASH EQUIVALENTS

Cash and cash equivalents as of August 31, 1998 and November 30, 1997 included $21.6 million and $41.9 million, respectively, of cash held in escrow for periods of up to three days.

(10)     NEW ACCOUNTING PRONOUNCEMENT

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 requires public companies to report certain information about their operating segments in their annual and interim financial statements. It also requires public companies to report certain information about their products and services, the geographic areas in which they operate and their major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997 and the Company will adopt the statement no later than December 1, 1998. This statement will require additional financial statement disclosures but will not have an impact on the Company's results of operations or financial position.

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

Earnings from continuing operations increased to $35.1 million, or $0.59 per share diluted ($0.61 per share basic), in the third quarter of 1998, from $19.9 million, or $0.55 per share (basic and diluted), in the third quarter of 1997. For the nine months ended August 31, 1998, earnings from continuing operations were $76.9 million, or $1.37 per share diluted ($1.40 per share basic), compared to $42.4 million, or $1.17 per share diluted ($1.18 per share basic), a year earlier. Homebuilding operating earnings increased significantly in both periods due to growth in the Company's California market as a result of the merger with Greystone on October 31, 1997, acquisitions made during 1998 and growth in the Company's existing California operations, as well as growth in the Texas market. Financial Services operating earnings were relatively consistent in the third quarter and lower in the first nine months of 1998 compared to the same periods last year. Earnings in both 1998 periods include a significant contribution from North American Title, which was acquired in January 1998. Earnings in both 1998 periods also reflect the absence of the portions of this division previously involved in commercial mortgage lending and investments which were included in the assets spun-off on October 31, 1997.

HOMEBUILDING
The following tables set forth selected financial and operational information related to the Homebuilding Division for the periods indicated (unaudited):

                                          THREE MONTHS ENDED              NINE MONTHS ENDED
                                              AUGUST 31,                      AUGUST 31,
(DOLLARS IN THOUSANDS, EXCEPT         ----------------------------    ---------------------------
AVERAGE SALES PRICES)                       1998          1997            1998           1997
-------------------------------------------------------------------------------------------------
REVENUES:
Sales of homes                        $   545,512       290,687         1,395,070      708,992
Sales of land and other revenues           13,211        19,428            48,288       56,394
-------------------------------------------------------------------------------------------------
Total revenues                            558,723       310,115         1,443,358      765,386

COSTS AND EXPENSES:
Cost of homes sold                        427,376       232,606         1,100,205      573,287
Cost of land and other expenses            10,293        12,565            34,546       37,031
Selling, general and administrative        49,960        32,268           144,355       89,812
-------------------------------------------------------------------------------------------------
Total costs and expenses                  487,629       277,439         1,279,106      700,130
-------------------------------------------------------------------------------------------------
OPERATING EARNINGS                    $    71,094        32,676           164,252       65,256
=================================================================================================

Gross margin - home sales             $   118,136        58,081           294,865      135,705
Gross margin percentage                     21.7%         20.0%             21.1%        19.1%
S,G&A as a percentage of total
  homebuilding revenues                      8.9%         10.4%             10.0%        11.7%
Average sales price                   $   194,000       165,000           192,000      160,000
=================================================================================================

SUMMARY OF HOME AND BACKLOG DATA

                          THREE MONTHS ENDED            NINE MONTHS ENDED
                              AUGUST 31,                   AUGUST 31,
                         ----------------------      ------------------------
DELIVERIES                1998          1997            1998         1997
-----------------------------------------------------------------------------
Florida                    851           915           2,421        2,286
California                 908           109           1,979          209
Texas                      662           582           1,841        1,480
Arizona                    292           158             803          450
Nevada                      98             -             240            -
-----------------------------------------------------------------------------
                         2,811         1,764           7,284        4,425
=============================================================================
NEW ORDERS
-----------------------------------------------------------------------------
Florida                  1,069           861           3,163        2,698
California                 744           174           2,246          490
Texas                      603           696           2,016        1,795
Arizona                    262           119             911          421
Nevada                      97             -             317            -
-----------------------------------------------------------------------------
                         2,775         1,850           8,653        5,404
=============================================================================

                                                           AUGUST 31,
                                                     ------------------------
BACKLOG - HOMES                                         1998         1997
-----------------------------------------------------------------------------
Florida                                                2,037        1,617
California                                             1,593          320
Texas                                                    843          753
Arizona                                                  562          218
Nevada                                                   195            -
-----------------------------------------------------------------------------
                                                       5,230        2,908
-----------------------------------------------------------------------------
BACKLOG - DOLLAR VALUE (IN THOUSANDS)            $ 1,072,774      537,928
=============================================================================

Homebuilding revenues increased significantly in the three and nine months ended August 31, 1998 compared to the same periods in 1997 due to increases in the number of home deliveries and average sales price in both periods. The fourth quarter 1997 merger with Greystone (which has operations primarily in California) and expansion of the Company's existing California operations significantly contributed to the increases in both new home deliveries and the average sales price of homes delivered. In addition, the Company's Texas homebuilding operations contributed to the increase in the number of homes delivered in both 1998 periods.

Gross margin percentages from sales of homes increased approximately 170 basis points and 200 basis points in the three and nine months ended August 31, 1998, respectively, compared to the same periods in 1997. These increases were primarily due to expansion in California where the Company currently generates higher margins than the overall Company average.

Sales of land and other revenues were lower in the three and nine months ended August 31, 1998 compared to the same periods last year. These decreases were primarily due to the transfer of land to Lennar Land Partners on October 31, 1997 and the resulting reduction in third party land sales by the Company. In addition, land sales and margins on land sales may vary significantly from period to period. Other revenues included equity in earnings from partnerships of $1.8 million and $8.9 million in the three and nine months ended August 31, 1998, respectively, compared to ($0.1) million and $3.9 million in the same periods in 1997, respectively. The 1998 increases were due primarily to the Company's equity in earnings from Lennar Land Partners.

Selling, general and administrative expenses as a percentage of homebuilding revenues decreased in both the three and nine months ended August 31, 1998 compared to the same periods in 1997. These decreases were due primarily to the increase in revenues.

At August 31, 1998, the Company's backlog of sales contracts increased to 5,230 homes ($1.1 billion) compared to 2,908 homes ($537.9 million) at August 31, 1997. The increase in backlog was attributable to an increase in new orders in all states in which the Company operates. The most significant increases in new orders and backlog were generated in California, primarily as a result of the merger with Greystone in October 1997 and acquisitions made in 1998.

FINANCIAL SERVICES
The following table presents selected financial data related to the Financial Services Division for the periods indicated (unaudited):

                                                 THREE MONTHS ENDED              NINE MONTHS ENDED
                                                     AUGUST 31,                      AUGUST 31,
                                            -------------------------   -------------------------------
(DOLLARS IN THOUSANDS)                            1998         1997             1998           1997
-------------------------------------------------------------------------------------------------------
Revenues                                    $    61,287       21,577          147,361         67,981
Costs and expenses                               52,200       12,508          125,952         38,503
-------------------------------------------------------------------------------------------------------
Operating earnings                          $     9,087        9,069           21,409         29,478
=======================================================================================================
Dollar volume of mortgages originated       $   262,818      100,849          676,565        256,896
-------------------------------------------------------------------------------------------------------
Number of mortgages originated                    1,987          870            5,212          2,259
-------------------------------------------------------------------------------------------------------
Principal balance of servicing portfolio                                $   3,119,000      3,147,000
-------------------------------------------------------------------------------------------------------
Number of loans serviced                                                       41,000         40,000
=======================================================================================================

Operating earnings from the Financial Services Division were relatively consistent in the third quarter and lower in the first nine months of 1998 compared to the same periods last year. Comparisons were impacted by the absence during both 1998 periods of earnings from the Division's investment in commercial real estate mortgage-backed securities, partnerships and commercial loans ("Distributed Investments") which were distributed as part of the spin-off of the Company's commercial real estate investment and management business in 1997. Excluding the 1997 operating results related to the Distributed Investments, operating earnings increased $6.4 million and $11.8 million in the three and nine months ended August 31, 1998 compared to the same periods last year. These increases were primarily due to a significant contribution from North American Title, which was acquired in January 1998. Higher mortgage profits, which resulted from increased mortgage originations, also contributed to the increases. The increases in dollar value and number of mortgages originated resulted primarily from higher homebuilding deliveries and a greater capture rate of Lennar homebuyers.

CORPORATE GENERAL AND ADMINISTRATIVE EXPENSES
Corporate general and administrative expenses as a percentage of total revenues were 1.3% in both the three and nine months ended August 31, 1998 compared to 1.1% and 1.2% in the three and nine months ended August 31, 1997, respectively.

INTEREST EXPENSE
Interest expense was higher in the three and nine months ended August 31, 1998 compared to the same periods last year as a result of higher debt levels due to the Company's expansion and an increase in the amount of capitalized interest charged to expense due to a greater number of homes delivered and an increase in interest per home delivered.

DISCONTINUED OPERATIONS
On June 10, 1997, the Company's Board of Directors approved a plan to spin-off the commercial real estate investment and management business, which primarily consisted of the Investment Division segment. The spin-off, which was conducted through the distribution of the stock of LNR Property Corporation to existing shareholders of the Company in the form of a tax-free distribution, was completed effective October 31, 1997. Earnings from discontinued operations totaled $8.4 million, or $0.23 per share (basic and diluted), in the third quarter of 1997 and $27.3 million, or $0.75 per share diluted ($0.76 per share basic), in the nine months ended August 31, 1997.

(2) PRO FORMA RESULTS OF OPERATIONS

The following pro forma results of operations for 1997 give effect to the spin-off of the Company's commercial real estate investment and management business, the merger with Pacific Greystone Corporation and the formation of Lennar Land Partners, all of which were completed on October 31, 1997, as if such transactions had occurred at the beginning of the periods. Lennar Corporation pro forma results were derived from the three and nine months ended August 31; Pacific Greystone Corporation pro forma results were derived from the three and nine months ended September 30. The following pro forma information is presented to show results of operations for 1998 and 1997 on a more comparable basis. The following pro forma financial information for the 1997 periods is not necessarily indicative of the results of operations which would have been reported if the transactions had occurred on the dates or for the periods indicated.

The 1998 actual and 1997 pro forma results of operations and selected Homebuilding financial data were as follows for the periods indicated (unaudited):

                                              THREE MONTHS ENDED              NINE MONTHS ENDED
                                        ------------------------------    ------------------------------
                                                          AUGUST 31/                       AUGUST 31/
(DOLLARS IN THOUSANDS, EXCEPT            AUGUST 31,      SEPTEMBER 30,     AUGUST 31,     SEPTEMBER 30,
 AVERAGE SALES PRICES)                       1998             1997            1998            1997
--------------------------------------------------------------------------------------------------------
REVENUES:
Homebuilding                           $   558,723          452,239        1,443,358        1,136,359
Financial services                          61,287           12,088          147,361           36,104
Limited-purpose finance
  subsidiaries                                 925              928            3,034            3,632
--------------------------------------------------------------------------------------------------------
    Total revenues                     $   620,935          465,255        1,593,753        1,176,095
--------------------------------------------------------------------------------------------------------
OPERATING EARNINGS:
Homebuilding                           $    71,094           46,004          164,252          105,853
Financial services                           9,087            2,638           21,409            9,581
Limited-purpose finance
  subsidiaries                                   -                4                -                4
--------------------------------------------------------------------------------------------------------
    Total operating earnings                80,181           48,646          185,661          115,438

Corporate general and
  administrative expenses                    8,303            6,571           21,095           17,017
Interest expense                            13,437            6,615           36,443           17,996
--------------------------------------------------------------------------------------------------------
EARNINGS BEFORE INCOME TAXES                58,441           35,460          128,123           80,425
Income taxes                                23,376           14,409           51,249           32,845
--------------------------------------------------------------------------------------------------------
NET EARNINGS                           $    35,065           21,051           76,874           47,580
========================================================================================================
HOMEBUILDING:
Gross margin - home sales              $   118,136           86,993          294,865          213,209
Gross margin percentage                      21.7%            19.4%            21.1%            19.1%
S,G&A as a percentage of total
  homebuilding revenues                       8.9%             8.7%            10.0%             9.9%
Average sales price                    $   194,000          184,000          192,000          181,000
New home deliveries                          2,811            2,438            7,284            6,187
New orders                                   2,775            2,582            8,653            7,439
Backlog - homes                                                                5,230            3,909
Backlog - dollar value                                                 $   1,072,774          791,237
========================================================================================================

HOMEBUILDING
Homebuilding revenues, on a pro forma basis, increased 24% in the third quarter and 27% in the nine months ended August 31, 1998 compared to the same periods in 1997. Revenues were higher primarily due to increases in the number of home deliveries and average sales prices in both periods. The California and Texas homebuilding markets generated the largest increases in new home deliveries in the three and nine months ended August 31, 1998 compared to the same periods last year. The increase in the average sales price was primarily due to a higher percentage of deliveries coming from the California market, where sales prices are higher, and an increase in the average sales price in Texas. Homebuilding revenues included land sales of $9.6 million and $33.1 million in the three and nine months ended August 31, 1998, respectively, compared to pro forma land sales of $1.4 million and $5.7 million, respectively, in the same periods last year.

Gross margin percentages on home sales, on a pro forma basis, increased in both the third quarter and first nine months of 1998 compared to the same periods in 1997. The third quarter increase was a result of higher gross margin percentages in each state in which the Company operates, combined with a greater percentage of deliveries coming from the California market, where the Company currently generates higher than average gross margin percentages. The nine month increase was primarily attributable to increased margins in the Company's California and Texas markets. Gross margins from land sales totaled $0.2 million and $2.4 million in the three and nine months ended August 31, 1998, respectively, compared to ($1.0) million (pro forma) and $0.6 million (pro forma), respectively, in the same periods in 1997. Margins achieved on sales of land may vary significantly from period to period.

Selling, general and administrative expenses as a percentage of homebuilding revenues were 8.9% and 10.0% in the three and nine months ended August 31, 1998, respectively, compared to 8.7% (pro forma) and 9.9% (pro forma) in the three and nine months ended August 31, 1997, respectively.

FINANCIAL SERVICES
Operating earnings for the Financial Services Division increased in both the three and nine months ended August 31, 1998, on a pro forma basis, due primarily to contributions from North American Title, which was acquired in January 1998, as well as higher mortgage services profits.

CORPORATE GENERAL AND ADMINISTRATIVE EXPENSES
Corporate general and administrative expenses as a percentage of total revenues were 1.3% in both the three and nine months ended August 31, 1998 compared to 1.4% (pro forma) in both the three and nine months ended August 31, 1997. The decrease in both 1998 periods was due primarily to the growth in revenues.

INTEREST
In the third quarter of 1998, interest incurred was $15.0 million and interest expense was $13.4 million. This compares to interest incurred of $8.9 million (pro forma) and interest expense of $6.6 million (pro forma) in the third quarter of 1997. In the nine months ended August 31, 1998, interest incurred was $38.3 million and interest expense was $36.4 million compared to interest incurred of $26.1 million (pro forma) and interest expense of $18.0 million (pro forma) in the nine months ended August 31, 1997. The increase in interest expense in both periods was primarily the result of higher debt levels due to the Company's expansion and an increase in the amount of capitalized interest charged to expense due to a greater number of homes delivered and an increase in interest per home delivered.

(3) LIQUIDITY AND FINANCIAL RESOURCES

In the nine months ended August 31, 1998, $105.7 million in cash was used in the Company's operating activities compared to $112.8 million in the corresponding period in 1997. In the nine months ended August 31, 1998, $211.1 million of cash was used to increase inventories through land purchases, land development and construction, $35.0 million was used by the Financial Services Division in its mortgage loan origination operations and $9.3 million was used to reduce current income taxes payable. These uses of cash were partially offset by $76.9 million of net earnings and an increase in accounts payable and accrued liabilities of $55.1 million. In the nine months ended August 31, 1997, cash flows used in operating activities related primarily to $128.8 million of cash used to increase inventories through land purchases, land development and construction.

Cash used in investing activities totaled $221.2 million in the nine months ended August 31, 1998, compared to cash generated from investing activities of $89.1 million in the corresponding period in 1997. In the nine months ended August 31, 1998, $188.7 million of cash was used in the acquisitions of properties and businesses and $21.7 million was used to increase the Company's investments in partnerships. In the nine months ended August 31, 1997, $106.1 million of cash was used to purchase investment securities by both the discontinued Investment Division and the Financial

Services Division and $43.5 million was used to purchase operating properties and equipment, primarily by the discontinued Investment Division. These purchases were more than offset by $152.5 million of proceeds from investment securities and $70.0 million of cash provided from partnership investments, both of which related primarily to the spun-off real estate investment and management business.

The Company meets the majority of its short-term financing needs with cash generated from operations and funds available under its unsecured revolving credit facilities. At August 31, 1998, the Company had unsecured revolving credit facilities in the aggregate amount of $650 million, which may be used to refinance existing indebtedness, for working capital, for acquisitions and for general corporate purposes. At August 31, 1998, $412.0 million was outstanding under the Company's revolving credit facilities, compared to $376.5 million outstanding at November 30, 1997. The increase was a result of the Company's continued growth.

In the third quarter of 1998, the Company issued, for $229 million, Zero Coupon Senior Convertible Debentures due 2018 ("Debentures") with a face amount at maturity of $493 million. The Debentures were issued at a price of $464.31 per $1,000 face amount at maturity, which equates to a yield to maturity over the life of the Debentures of 3 7/8%. Proceeds from the offering, after underwriting discount and expenses, were approximately $223 million. The Company used the proceeds to repay $100 million in short-term loans which were used to fund acquisitions, and to reduce balances outstanding under its revolving credit facilities. The Debentures are convertible at any time into the Company's common stock at the rate of 12.4 shares per $1,000 face amount at maturity, which equates to an initial conversion price of $37.50 per share, although if converted during the first five years, the Company may elect to pay cash equal to the fair value of the common stock at the time of the conversion. Holders have the option to require the Company to repurchase the Debentures on any of the fifth, tenth, or fifteenth anniversary dates from the issue date for the initial issue price plus accrued original issue discount. The Company has the option to satisfy the repurchases with any combination of cash and/or shares of the Company's common stock. The Company will have the option to redeem the Debentures, in cash, at any time after the fifth anniversary date for the initial issue price plus accrued original issue discount.

In March 1998, the Company entered into an equity draw-down agreement with a major international banking firm (the "Firm") under which the Company has the option to sell common stock, up to proceeds of $120 million, to the Firm in increments of up to $15 million (or such higher amount as may be agreed to by the parties) per month. As of August 31, 1998, the Company had issued 1.1 million shares under the agreement resulting in proceeds to the Company of $36 million.

In February 1998, the Company filed a shelf registration statement and prospectus with the Securities and Exchange Commission to offer, from time to time, its common stock, preferred stock, depositary shares, debt securities or warrants at an aggregate initial offering price not to exceed $500 million. As of August 31, 1998, the Company had $235 million available under the shelf registration statement. Proceeds can be used for repayment of debt, acquisitions and general corporate purposes.

In the third quarter of 1998, the Company acquired the properties of two California homebuilders, ColRich Communities and Polygon Communities. In the first quarter of 1998, the Company acquired a Northern California homebuilder, Winncrest Homes, and the North American Asset Development Group of companies, which provide title and escrow services in California, Arizona, and Colorado. In connection with these acquisitions for $200 million in cash (inclusive of cash acquired of $12 million) and the issuance of $95 million in common stock, the Company received assets with a fair value of $334 million, assumed liabilities totaling $46 million and recorded goodwill of $7 million. The acquisitions were accounted for using the purchase method of accounting.

Based on the Company's current financial condition and financial market resources, management believes that its operations and capital resources will provide for its current and long-term capital requirements at the Company's anticipated levels of growth.

YEAR 2000
The Company utilizes a number of computer information systems in conjunction with its homebuilding and financial services operations. The Company is in the process of converting the majority of its computer information systems to one company-wide system. This new system is Year 2000 compliant. The Company has completed a significant portion of the implementation of this new system and expects to complete the implementation by the middle of 1999. The Company is also making modifications to its existing computer information systems to make them Year 2000 compliant in the event it is not able to complete the conversion to the new company-wide system before the year 2000. The Company is in the process of surveying its significant vendors and suppliers to assess their state of readiness for the Year 2000. The Company cannot currently determine to what extent the Year 2000 issue will affect these parties and, consequently, the Company. The financial impact of becoming Year 2000 compliant has not been and is not expected to be material to the Company's financial position or results of operations.

PART II.   OTHER INFORMATION

ITEMS 1-5.      NOT APPLICABLE.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K.

                  (a) Exhibits:
                      (27)  Financial Data Schedule.

                  (b) Reports on Form 8-K: A report on Form 8-K dated July 24,
                      1998 was filed by the Registrant providing information in connection with the Company's offering of Zero Coupon Senior Convertible Debentures due 2018.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       LENNAR CORPORATION
                                                 -------------------------------
                                                           (Registrant)

Date:  OCTOBER 14, 1998                          /S/      BRUCE E. GROSS
                                                 -------------------------------
                                                          Bruce E. Gross
                                                     Chief Financial Officer

Date:  OCTOBER 14, 1998                          /S/    DIANE J. BESSETTE
                                                 -------------------------------
                                                        Diane J. Bessette
                                                            Controller

                                 EXHIBIT INDEX

EXHIBIT             DESCRIPTION
-------             -----------
  27          Financial Data Schedule