Form 10-Q
period 1999-02-28
LENNAR CORP /NEW/
filed 1999-04-13
CIK 920760

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

For the quarterly period ended FEBRUARY 28, 1999

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Common shares outstanding as of March 31, 1999:

         Common                                  48,421,506
         Class B Common                           9,848,562

================================================================================

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       LENNAR CORPORATION AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                      (In thousands, except share amounts)

                                                                    (Unaudited)
                                                                    February 28,    November 30,
                                                                        1999            1998
---------------------------------------------------------------------------------------------------
ASSETS
HOMEBUILDING:
  Cash and cash equivalents                                      $        74,543         34,677
  Receivables, net                                                        26,653         23,803
  Inventories                                                          1,324,905      1,198,553
  Investments in partnerships                                            175,372        156,536
  Other assets                                                           130,933        137,311
                                                                 ----------------------------------
                                                                       1,732,406      1,550,880

FINANCIAL SERVICES                                                       339,539        366,954
---------------------------------------------------------------------------------------------------
              TOTAL ASSETS                                       $     2,071,945      1,917,834
===================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
HOMEBUILDING:
  Accounts payable and other liabilities                         $       312,195        322,267
  Income taxes currently payable                                          16,929         33,440
  Mortgage notes and other debts payable                                 713,303        530,630
                                                                 ----------------------------------
                                                                       1,042,427        886,337

FINANCIAL SERVICES                                                       286,693        315,832
---------------------------------------------------------------------------------------------------
              TOTAL LIABILITIES                                        1,329,120      1,202,169

STOCKHOLDERS' EQUITY:
  Common stock of $0.10 par value per share,
      48,417,506 shares outstanding at February 28, 1999                   4,842          4,824
  Class B common stock of $0.10 par value per share,
      9,848,562 shares outstanding at February 28, 1999                      985            991
  Additional paid-in capital                                             523,647        523,645
  Retained earnings                                                      213,351        186,205
---------------------------------------------------------------------------------------------------
              TOTAL STOCKHOLDERS' EQUITY                                 742,825        715,665
---------------------------------------------------------------------------------------------------
              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $     2,071,945      1,917,834
===================================================================================================

See accompanying notes to consolidated condensed financial statements.


                       LENNAR CORPORATION AND SUBSIDIARIES
                  Consolidated Condensed Statements of Earnings
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                                                                     Three Months Ended
                                                                                                        February 28,
                                                                                         --------------------------------------
                                                                                                  1999                1998
-------------------------------------------------------------------------------------------------------------------------------
REVENUES:
    Homebuilding                                                                       $         531,376            408,538
    Financial services                                                                            59,223             32,174
-------------------------------------------------------------------------------------------------------------------------------
       Total revenues                                                                            590,599            440,712
-------------------------------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES:
    Homebuilding                                                                                 472,986            368,984
    Financial services                                                                            53,502             27,817
    Corporate general and administrative                                                           8,515              6,289
    Interest                                                                                       9,543             10,617
-------------------------------------------------------------------------------------------------------------------------------
       Total costs and expenses                                                                  544,546            413,707
-------------------------------------------------------------------------------------------------------------------------------
EARNINGS BEFORE INCOME TAXES                                                                      46,053             27,005
Income taxes                                                                                      18,191             10,802
-------------------------------------------------------------------------------------------------------------------------------
NET EARNINGS                                                                           $          27,862             16,203
===============================================================================================================================
BASIC EARNINGS PER SHARE                                                               $            0.48               0.30
===============================================================================================================================
DILUTED EARNINGS PER SHARE                                                             $            0.45               0.30
===============================================================================================================================

-------------------------------------------------------------------------------------------------------------------------------
CASH DIVIDENDS PER COMMON SHARE                                                        $          0.0125             0.0125
===============================================================================================================================
CASH DIVIDENDS PER CLASS B COMMON SHARE                                                $         0.01125            0.01125
===============================================================================================================================

See accompanying notes to consolidated condensed financial statements.


                       LENNAR CORPORATION AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                                                         Three Months Ended
                                                                                                             February 28,
                                                                                               -----------------------------------
                                                                                                      1999              1998
----------------------------------------------------------------------------------------------------------------------------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                                                              $     27,862             16,203
     Adjustments to reconcile net earnings to net cash used in operating activities:
        Depreciation and amortization                                                                 8,645              5,916
        Amortization of discount/premium on debt, net                                                 1,294               (938)
        Equity in earnings from partnerships                                                         (3,060)            (4,326)
        Increase in deferred income taxes                                                             1,556              3,000
        Changes in assets and liabilities, net of effect of acquisitions:
           (Increase) decrease in receivables                                                          (655)            15,921
           Increase in inventories                                                                 (109,845)           (66,113)
           (Increase) decrease in other assets                                                       (7,152)             1,811
           Decrease (increase) in financial services loans held for sale or disposition              34,754             (1,581)
           Decrease in accounts payable and other liabilities                                       (17,128)           (15,431)
           Decrease in income taxes currently payable                                               (16,511)           (14,885)
----------------------------------------------------------------------------------------------------------------------------------
          Net cash used in operating activities                                                     (80,240)           (60,423)
----------------------------------------------------------------------------------------------------------------------------------
  CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of operating properties and equipment                                                 (3,576)            (1,693)
     Increase in investments in partnerships, net                                                   (15,776)           (18,599)
     Decrease (increase) in financial services mortgage loans                                         2,680               (215)
     Purchases of investment securities                                                                (975)                -
     Receipts from investment securities                                                              2,700                 -
     Acquisitions of properties and businesses, net of cash acquired                                 (7,178)           (48,874)
     Other, net                                                                                         279               (418)
----------------------------------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                                                     (21,846)           (69,799)
----------------------------------------------------------------------------------------------------------------------------------
  CASH FLOWS FROM FINANCING ACTIVITIES:
     Net (repayments) borrowings under revolving credit agreement                                   (97,650)           142,150
     Net repayments under financial services short-term debt                                        (19,625)            (1,037)
     Net proceeds from issuance of senior notes                                                     266,153                 -
     Mortgage notes and other debts payable:
        Proceeds from borrowings                                                                      1,809              9,044
        Principal payments                                                                           (7,654)           (14,104)
     Limited-purpose finance subsidiaries, net                                                          256                235
     Common stock:
        Issuance                                                                                         14              2,752
        Dividends                                                                                      (716)              (653)
----------------------------------------------------------------------------------------------------------------------------------
          Net cash provided by financing activities                                                 142,587            138,387
----------------------------------------------------------------------------------------------------------------------------------
  Net increase in cash and cash equivalents                                                          40,501              8,165
  Cash and cash equivalents at beginning of period                                                   61,577             62,599
----------------------------------------------------------------------------------------------------------------------------------
  Cash and cash equivalents at end of period                                                     $  102,078             70,764
==================================================================================================================================


                       LENNAR CORPORATION AND SUBSIDIARIES
          Consolidated Condensed Statements of Cash Flows -- Continued
                                   (Unaudited)
                                 (In thousands)

                                                                                                      Three Months Ended
                                                                                                          February 28,
                                                                                               -----------------------------------
                                                                                                      1999             1998
----------------------------------------------------------------------------------------------------------------------------------
  Summary of cash and cash equivalent balances:
     Homebuilding                                                                              $     74,543            53,110
     Financial services                                                                              27,535            17,654
----------------------------------------------------------------------------------------------------------------------------------
                                                                                               $    102,078            70,764
----------------------------------------------------------------------------------------------------------------------------------
  Supplemental disclosures of cash flow information:
     Cash paid for interest, net of amounts capitalized                                        $          -             5,178
     Cash paid for income taxes                                                                $     32,234            20,303

  Supplemental disclosures of non-cash investing and financing activities:
     Purchases of inventory financed by sellers                                                $     16,303            10,200
=================================================================================================================================

See accompanying notes to consolidated condensed financial statements.

                       LENNAR CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)

(1)      BASIS OF PRESENTATION

The accompanying consolidated condensed financial statements include the accounts of Lennar Corporation and all subsidiaries and partnerships in which a controlling interest is held (the "Company"). The Company's investments in partnerships (and similar entities) in which a significant, but less than controlling, interest is held are accounted for by the equity method. All significant intercompany transactions and balances have been eliminated. The financial statements have been prepared by management without audit by independent public accountants and should be read in conjunction with the November 30, 1998 audited financial statements in the Company's Annual Report on Form 10-K for the year then ended. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the accompanying consolidated condensed financial statements have been made. Certain prior year amounts in the consolidated condensed financial statements have been reclassified to conform with the current period presentation.

The Company historically has experienced, and expects to continue to experience, variability in quarterly results. The consolidated condensed statement of earnings for the three months ended February 28, 1999 is not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

(2)      BUSINESS SEGMENTS

The Company has two business segments: Homebuilding and Financial Services.

Homebuilding operations include the sale and construction of single-family attached and detached homes in Florida, California, Texas, Arizona and Nevada. These activities also include the purchase, development and sale of residential land. The Company has a non-controlling 50% interest in Lennar Land Partners ("LLP"), a general partnership with LNR Property Corporation ("LNR") which acquires, develops and sells land to Lennar, LNR and others. The Company manages the day-to-day operations of LLP and receives a management fee.

Financial Services activities are conducted primarily through Lennar Financial Services, Inc. and its subsidiaries. These companies provide mortgage financing, title insurance and closing services for Lennar homebuyers and others, package and resell residential mortgage loans and mortgage-backed securities, perform mortgage loan servicing activities and provide cable television and alarm monitoring services to residents of Lennar communities and others.

(3)      DEBT

In February 1999, the Company issued $282 million of 7 5/8% Senior Notes due 2009 for the purpose of reducing amounts outstanding under revolving credit facilities and redeeming outstanding 10 3/4% notes. Proceeds from the offering, after underwriting and market discounts, expenses and settlement of a related interest rate hedge agreement, were approximately $266 million. In March 1999, the Company redeemed all of the outstanding 10 3/4% Senior Notes due 2004 of one of its subsidiaries, Greystone Homes, Inc., at a price of 105.375% of the principal amount outstanding plus accrued interest. Cash paid to redeem the notes was approximately $132 million.

(4)      EARNINGS PER SHARE

Basic earnings per share is computed by dividing earnings attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Basic and diluted earnings per share were calculated as follows (unaudited):

                                                                                        Three Months Ended
                                                                                            February 28,
                                                                             -----------------------------------
    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                          1999                 1998
    ------------------------------------------------------------------------------------------------------------
    NUMERATOR:
    Numerator for basic earnings per share -  net earnings                 $         27,862               16,203
    Interest on zero coupon convertible debentures                                    1,362                    -
    ------------------------------------------------------------------------------------------------------------
    Numerator for diluted earnings per share                               $         29,224               16,203
    ============================================================================================================

    DENOMINATOR:
    Denominator for basic earnings per share -
       weighted average shares                                                       58,216               53,248
    Effect of dilutive securities:
       Employee stock options                                                           879                  909
       Zero coupon convertible debentures                                             6,105                    -
    ------------------------------------------------------------------------------------------------------------
    Denominator for diluted earnings per share -
       adjusted weighted average shares and
       assumed conversions                                                           65,200               54,157
    ============================================================================================================

    Basic earnings per share                                               $           0.48                 0.30
    ============================================================================================================

    Diluted earnings per share                                             $           0.45                 0.30
    ============================================================================================================

(5)      FINANCIAL SERVICES

The assets and liabilities related to the Company's financial services operations (as described in Note 2) are summarized as follows:

                                                                                   (Unaudited)
                                                                                   February 28,      November 30,
      (IN THOUSANDS)                                                                  1999               1998
      -------------------------------------------------------------------------------------------------------------
      ASSETS:
      Cash and receivables, net                                                 $     36,812              40,479
      Mortgage loans held for sale or disposition, net                               180,014             214,954
      Mortgage loans, net                                                             18,904              21,370
      Mortgage servicing rights, net                                                  13,537              11,080
      Title plants                                                                    16,211              16,104
      Other                                                                           42,207              28,075
      Limited-purpose finance subsidiaries                                            31,854              34,892
      -------------------------------------------------------------------------------------------------------------
                                                                                $    339,539             366,954
      =============================================================================================================
      LIABILITIES:
      Notes and other debts payable                                             $    213,691             233,316
      Other                                                                           41,148              47,624
      Limited-purpose finance subsidiaries                                            31,854              34,892
      -------------------------------------------------------------------------------------------------------------
                                                                                $    286,693             315,832
      =============================================================================================================

(6)      CASH AND CASH EQUIVALENTS

Cash and cash equivalents as of February 28, 1999 and November 30, 1998 included $41.1 million and $15.0 million, respectively, of cash held in escrow for periods of up to three days.

(7)      NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 requires public companies to report certain information about their operating segments in their annual and interim financial statements. It also requires public companies to report certain information about their products and services, the geographic areas in which they operate and their major customers. The Company will adopt the statement in its fiscal year 1999 and will be required to present additional financial statement disclosures in its 1999 year-end financial statements and for interim periods thereafter. These additional disclosures will not have an impact on the Company's results of operations or financial position.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for fiscal years beginning after June 15, 1999. This statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, a change in the fair value of the derivative will either be offset against the change in the fair value of the hedged asset, liability, or firm commitment through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Management does not currently believe that the implementation of SFAS No. 133 will have a material impact on the Company's results of operations or financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN STATEMENTS CONTAINED IN THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS MAY BE "FORWARD-LOOKING STATEMENTS" AS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY. SUCH FACTORS INCLUDE, BUT ARE NOT LIMITED TO, CHANGES IN GENERAL ECONOMIC CONDITIONS, THE MARKET FOR HOMES GENERALLY AND IN AREAS WHERE THE COMPANY HAS DEVELOPMENTS, THE AVAILABILITY AND COST OF LAND SUITABLE FOR RESIDENTIAL DEVELOPMENT, MATERIALS PRICES, LABOR COSTS, INTEREST RATES, CONSUMER CONFIDENCE, COMPETITION, ENVIRONMENTAL FACTORS AND GOVERNMENT REGULATIONS AFFECTING THE COMPANY'S OPERATIONS. SEE THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED NOVEMBER 30, 1998 FOR A FURTHER DISCUSSION OF THESE AND OTHER RISKS AND UNCERTAINTIES APPLICABLE TO THE COMPANY'S BUSINESS.

(1) RESULTS OF OPERATIONS

OVERVIEW

Net earnings increased to $27.9 million, or $0.45 per share diluted ($0.48 per share basic), in the first quarter of 1999, from $16.2 million, or $0.30 per share (basic and diluted), in the first quarter of 1998. Homebuilding operating earnings increased significantly due primarily to growth in California, as a result of the Company's continued expansion in this market. Financial Services operating earnings increased primarily as a result of higher earnings from title services, including North American Title which was acquired in January 1998.

HOMEBUILDING

The following tables set forth selected financial and operational information related to the Homebuilding Division for the periods indicated (unaudited):


                                                                                          Three Months Ended
                                                                                              February 28,
(DOLLARS IN THOUSANDS, EXCEPT                                                        ------------------------------
AVERAGE SALES PRICES)                                                                    1999            1998
-------------------------------------------------------------------------------------------------------------------
REVENUES:
Sales of homes                                                               $          506,769          393,826
Sales of land and other revenues                                                         21,547           10,386
Equity in earnings from partnerships                                                      3,060            4,326
-------------------------------------------------------------------------------------------------------------------
   Total revenues                                                                       531,376          408,538

COSTS AND EXPENSES:
Cost of homes sold                                                                      400,418          314,470
Cost of land and other expenses                                                          16,585            8,890
Selling, general and administrative                                                      55,983           45,624
-------------------------------------------------------------------------------------------------------------------
   Total costs and expenses                                                             472,986          368,984
-------------------------------------------------------------------------------------------------------------------

OPERATING EARNINGS                                                           $           58,390           39,554
===================================================================================================================

Gross margin on home sales - $                                               $          106,351           79,356
Gross margin on home sales - %                                                            21.0%            20.2%
S,G&A expenses as a percentage of homebuilding revenues                                   10.5%            11.2%
Operating earnings as a percentage of homebuilding revenues                               11.0%             9.7%
Average sales price                                                          $          211,000          193,000
===================================================================================================================


SUMMARY OF HOME AND BACKLOG DATA

                                                                                    Three Months Ended
                                                                                       February 28,
                                                                                -----------------------------
DELIVERIES                                                                         1999             1998
-------------------------------------------------------------------------------------------------------------
Florida                                                                              759             717
California                                                                           791             468
Texas                                                                                524             517
Arizona/Nevada                                                                       323             342
-------------------------------------------------------------------------------------------------------------
                                                                                   2,397           2,044
=============================================================================================================

NEW ORDERS
-------------------------------------------------------------------------------------------------------------
Florida                                                                            1,030             937
California                                                                           843             693
Texas                                                                                654             573
Arizona/Nevada                                                                       360             355
-------------------------------------------------------------------------------------------------------------
                                                                                   2,887           2,558
=============================================================================================================

BACKLOG - HOMES
-------------------------------------------------------------------------------------------------------------
Florida                                                                            1,815           1,515
California                                                                         1,200           1,212
Texas                                                                                833             724
Arizona/Nevada                                                                       742             585
-------------------------------------------------------------------------------------------------------------
                                                                                   4,590           4,036
=============================================================================================================
BACKLOG - DOLLAR VALUE (IN THOUSANDS)                               $            933,918         790,833
=============================================================================================================

Homebuilding revenues increased 30% in the first quarter of 1999 to $531.4 million from $408.5 million in 1998. Revenues were higher primarily due to a 17% increase in the number of home deliveries and a 10% increase in the average sales price. New home deliveries increased to 2,397 homes in the first quarter from 2,044 homes last year. The greatest increase in deliveries occurred in California, primarily as a result of acquisitions made in 1998. The average sales price on homes delivered increased to $211,000 in 1999 from $193,000 in 1998. The increase in the average sales price was primarily due to a higher percentage of deliveries coming from the California market, where sales prices are higher, and a combination of price increases and product mix changes in Texas and Florida.

Gross margin percentages on home sales increased in the first quarter of 1999 to 21.0% from 20.2% in 1998. This increase was primarily attributable to a greater percentage of deliveries coming from the California market, where the Company currently generates higher gross margin percentages. Gross margins from land sales totaled $3.7 million, or 18.7%, in the first quarter of 1999 compared to $1.4 million, or 17.1%, in the same period last year. Margins achieved on sales of land may vary significantly from period to period.

Selling, general and administrative expenses as a percentage of homebuilding revenues improved to 10.5% in the first quarter of 1999 from 11.2% in the first quarter of 1998. This improvement resulted from the Company's ability to leverage overhead as it expanded in its existing markets.

At February 28, 1999, the Company's backlog of sales contracts increased to 4,590 homes ($934 million) compared to 4,036 homes ($791 million) at February 28, 1998. The higher backlog was attributable to an increase in new orders during the last several quarters.

FINANCIAL SERVICES

The following table presents selected financial data related to the Financial Services Division for the periods indicated (unaudited):

                                                                               Three Months Ended
                                                                                   February 28,
                                                                          -------------------------------
 (DOLLARS IN THOUSANDS)                                                         1999            1998
---------------------------------------------------------------------------------------------------------
 Revenues                                                              $        59,223         32,174
 Costs and expenses                                                             53,502         27,817
---------------------------------------------------------------------------------------------------------
 Operating earnings                                                    $         5,721          4,357
=========================================================================================================

 Dollar value of mortgages originated                                  $       269,667        174,461
---------------------------------------------------------------------------------------------------------
 Number of mortgages originated                                                  1,900          1,384
---------------------------------------------------------------------------------------------------------
 Principal balance of servicing portfolio                              $     3,238,847      3,077,298
---------------------------------------------------------------------------------------------------------
 Number of loans serviced                                                       40,000         42,000
---------------------------------------------------------------------------------------------------------
 Number of title transactions                                                   38,000         18,000
=========================================================================================================

Operating earnings from the Financial Services Division increased 31% in the first quarter of 1999, compared to the same period last year. This increase was primarily due to higher earnings from title services, including the contribution from North American Title which was acquired in January 1998. The increases in dollar value and number of mortgages originated resulted primarily from higher homebuilding deliveries and a greater capture rate of Lennar homebuyers.

CORPORATE GENERAL AND ADMINISTRATIVE EXPENSES

Corporate general and administrative expenses as a percentage of total revenues were 1.4% in the first quarter of both 1999 and 1998.

INTEREST EXPENSE

In the first quarter of 1999, interest expense was $9.5 million, or 1.6% of total revenues, compared to interest expense of $10.6 million, or 2.4% of total revenues, in the first quarter of 1998. The Company continued to benefit from the issuance in the third quarter of 1998 of $229 million of zero-coupon senior convertible debt securities. These notes have an effective interest rate of 3 7/8%. Interest incurred was $12.1 million in the first quarter of 1999 compared to $11.0 million in the first quarter of 1998. The increase in interest incurred resulted from an increase in the average debt level in the 1999 first quarter due to the Company's growth.

(2) LIQUIDITY AND FINANCIAL RESOURCES

In the three months ended February 28, 1999, $80.2 million in cash was used in the Company's operating activities compared to $60.4 million in the corresponding period in 1998. In the three months ended February 28, 1999, $109.8 million of cash was used to increase inventories through land purchases, land development and construction, $17.1 million was used to reduce accounts payable and other liabilities and $16.5 million was used to reduce current income taxes payable. These uses of cash were partially offset by $27.9 million of net earnings and $34.8 million of cash received from the sale and disposition of loans by the Company's Financial Services Division. In the three months ended February 28, 1998, cash flows used in operating activities related primarily to $66.1 million of cash used to increase inventories through land purchases, land development and construction, $15.4 million used to reduce accounts payable and other liabilities and $14.9 million used to reduce current income taxes payable. These uses of cash were partially offset by $16.2 million of net earnings and $15.9 million in cash collected from receivables during the quarter.

Cash used in investing activities totaled $21.8 million in the three months ended February 28, 1999, compared to cash used in investing activities of $69.8 million in the corresponding period in 1998. In the three months ended February 28, 1999, $15.8 million was used to increase the Company's investments in partnerships. In the three months ended February 28, 1998, cash flows used in investing activities related primarily to $48.9 million of cash used in the acquisitions of businesses and $18.6 million used to increase the Company's investments in partnerships.

The Company meets the majority of its short-term financing needs with cash generated from operations and funds available under its unsecured revolving credit facilities. At February 28, 1999, the Company had unsecured revolving credit facilities in the aggregate amount of $645 million, which may be used to refinance existing indebtedness, for working capital, for acquisitions and for general corporate purposes. At February 28, 1999, $39.0 million was outstanding under the Company's revolving credit facilities, compared to $136.7 million outstanding at November 30, 1998. The decrease in the first quarter of 1999 was the result of repayments made with proceeds from the issuance of 7 5/8% Senior Notes, partially offset by borrowings associated with homebuilding activities. Funds under the revolving credit facilities were re-borrowed subsequent to February 28, 1999 to redeem outstanding 10 3/4% notes as discussed below.

In February 1999, the Company issued $282 million of 7 5/8% Senior Notes due 2009 for the purpose of reducing amounts outstanding under revolving credit facilities and redeeming outstanding 10 3/4% notes. Proceeds from the offering, after underwriting and market discounts, expenses and settlement of a related interest rate hedge agreement, were approximately $266 million. In March 1999, the Company redeemed all of the outstanding 10 3/4% Senior Notes due 2004 of one of its subsidiaries, Greystone Homes, Inc., at a price of 105.375% of the principal amount outstanding plus accrued interest. Cash paid to redeem the notes was approximately $132 million.

In March 1999, the Company filed a shelf registration statement and prospectus with the Securities and Exchange Commission to offer, from time to time, its common stock, preferred stock, depositary shares, debt securities or warrants at an aggregate initial offering price not to exceed $500 million. Proceeds can be used for repayment of debt, acquisitions and general corporate purposes.

Based on the Company's current financial condition and financial market resources, management believes that its operations and capital resources will provide for its current and long-term capital requirements at the Company's anticipated levels of growth.

(3) YEAR 2000

The "Year 2000 issue" relates to issues which may arise from the inability of existing computer systems to properly recognize the year 2000. If not corrected, computer systems may fail or miscalculate data.

The Company uses a variety of operating systems, computer software applications, computer hardware equipment and other equipment in conjunction with its homebuilding and financial services operations. In addition, the Company uses other non-information technology internal office systems. The Company is in the process of converting the majority of its computer information systems to one company-wide system. This new system is Year 2000 compliant. The Company has completed a significant portion of the implementation of this new system and expects to complete the implementation by the end of 1999. The Company is also making modifications to its existing computer information systems to make them Year 2000 compliant in the event it is not able to complete the conversion to the new company-wide system before the year 2000. The financial impact of becoming Year 2000 compliant has not been and is not expected to be material to the Company's financial position or results of operations.

The Company is surveying certain of its significant vendors, subcontractors, suppliers and others ("third parties") to assess their state of readiness for the Year 2000. The Company cannot assure that the third parties will be Year 2000 compliant and failure of the third parties to be Year 2000 ready could have an adverse effect on the Company. Disruptions of financial markets or computer system failures at government agencies, financial institutions, utilities and others on which the Company is dependent could also adversely impact the Company. The effects of a potential disruption cannot be determined at this time.

PART II.   OTHER INFORMATION

ITEMS 1-5.      NOT APPLICABLE.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K.

                  (a) Exhibits:
                      (27)  Financial Data Schedule.

                  (b) Reports on Form 8-K: A report on Form 8-K dated February
                      19, 1999 was filed by the Registrant providing information in connection with the Company's offering of $282 million of 7 5/8% Senior Notes due 2009.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                    LENNAR CORPORATION
                                                       ----------------------------------------------
                                                                        (Registrant)

Date:  APRIL 13, 1999                                  /S/              BRUCE E. GROSS
       --------------                                  ----------------------------------------------
                                                                        Bruce E. Gross
                                                                    Chief Financial Officer

Date:  APRIL 13, 1999                                  /S/             DIANE J. BESSETTE
       --------------                                  ----------------------------------------------
                                                                       Diane J. Bessette
                                                                          Controller

                                 EXHIBIT INDEX


EXHIBIT                  DESCRIPTION
-------                  -----------

  27             Financial Data Schedule