Form 10-Q
period 1999-05-31
LENNAR CORP /NEW/
filed 1999-07-14
CIK 920760

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

For the quarterly period ended MAY 31, 1999

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES __X__   NO ___

Common shares outstanding as of June 30, 1999:

         Common                                48,464,123
         Class B Common                         9,848,562

================================================================================

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                       LENNAR CORPORATION AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                      (In thousands, except share amounts)

                                                                   (Unaudited)
                                                                      May 31,       November 30,
                                                                       1999              1998
-------------------------------------------------------------------------------------------------
ASSETS
HOMEBUILDING:
  Cash and cash equivalents                                    $        27,642         34,677
  Receivables, net                                                      27,736         23,803
  Inventories                                                        1,381,725      1,198,553
  Investments in partnerships                                          193,002        156,536
  Other assets                                                         123,104        137,311
                                                              -----------------------------------
                                                                     1,753,209      1,550,880
FINANCIAL SERVICES                                                     395,686        366,954
-------------------------------------------------------------------------------------------------
              TOTAL ASSETS                                     $     2,148,895      1,917,834
-------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
HOMEBUILDING:
  Accounts payable and other liabilities                       $       320,700        322,267
  Income taxes currently payable                                        11,093         33,440
  Mortgage notes and other debts payable, net                          717,047        530,630
                                                              -----------------------------------
                                                                     1,048,840        886,337
FINANCIAL SERVICES                                                     317,889        315,832
-------------------------------------------------------------------------------------------------
              TOTAL LIABILITIES                                      1,366,729      1,202,169

STOCKHOLDERS' EQUITY:
  Common stock of $0.10 par value per share,
      48,452,740 shares outstanding at May 31, 1999                      4,845          4,824
  Class B common stock of $0.10 par value per share,
      9,848,562 shares outstanding at May 31, 1999                         985            991
  Additional paid-in capital                                           524,110        523,645
  Retained earnings                                                    252,226        186,205
-------------------------------------------------------------------------------------------------
              TOTAL STOCKHOLDERS' EQUITY                               782,166        715,665
-------------------------------------------------------------------------------------------------
              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $     2,148,895      1,917,834
-------------------------------------------------------------------------------------------------

See accompanying notes to consolidated condensed financial statements.

                       LENNAR CORPORATION AND SUBSIDIARIES
                  Consolidated Condensed Statements of Earnings
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                                     Three Months Ended                 Six Months Ended
                                                                          May 31,                           May 31,
                                                                 ----------------------------     -----------------------------
                                                                    1999           1998              1999           1998
-------------------------------------------------------------------------------------------------------------------------------
REVENUES:
    Homebuilding                                               $   670,157          476,097         1,201,533       884,635
    Financial services                                              68,200           56,009           127,423        88,183
-------------------------------------------------------------------------------------------------------------------------------
       Total revenues                                              738,357          532,106         1,328,956       972,818
-------------------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
    Homebuilding                                                   594,403          422,493         1,067,389       791,477
    Financial services                                              58,748           48,044           112,250        75,861
    Corporate general and administrative                             8,806            6,503            17,321        12,792
    Interest                                                        10,960           12,389            20,503        23,006
-------------------------------------------------------------------------------------------------------------------------------
       Total costs and expenses                                    672,917          489,429         1,217,463       903,136
-------------------------------------------------------------------------------------------------------------------------------

EARNINGS BEFORE INCOME TAXES                                        65,440           42,677           111,493        69,682
Income taxes                                                        25,849           17,071            44,040        27,873
-------------------------------------------------------------------------------------------------------------------------------
NET EARNINGS                                                   $    39,591           25,606            67,453        41,809
-------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE                                       $      0.68             0.48              1.16          0.78
-------------------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE                                     $      0.63             0.47              1.08          0.77
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
CASH DIVIDENDS PER COMMON SHARE                                $    0.0125           0.0125             0.025         0.025
-------------------------------------------------------------------------------------------------------------------------------
CASH DIVIDENDS PER CLASS B COMMON SHARE                        $   0.01125          0.01125            0.0225        0.0225
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

                       LENNAR CORPORATION AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                                                   Six Months Ended
                                                                                                         May 31,
                                                                                              -----------------------------
                                                                                                 1999             1998
---------------------------------------------------------------------------------------------------------------------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                                                         $    67,453            41,809
     Adjustments to reconcile net earnings to net cash used in operating activities:
        Depreciation and amortization                                                          18,747             9,811
        Amortization of discount/premium on debt, net                                           3,758            (1,876)
        Equity in earnings from partnerships                                                   (4,464)           (7,127)
        Increase in deferred income taxes                                                      13,996             9,615
        Changes in assets and liabilities, net of effect of acquisitions:
           Decrease in receivables                                                              1,094            23,373
           Increase in inventories                                                           (180,699)         (120,161)
           Increase in other assets                                                           (12,079)          (15,643)
           Decrease (increase) in financial services loans held for sale or disposition        18,580           (29,571)
           Decrease in accounts payable and other liabilities                                  (9,839)           (8,421)
           Decrease in income taxes currently payable                                         (22,347)          (17,989)
  -------------------------------------------------------------------------------------------------------------------------
          Net cash used in operating activities                                              (105,800)         (116,180)
  -------------------------------------------------------------------------------------------------------------------------
  CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of operating properties and equipment                                           (7,062)           (4,166)
     Increase in investments in partnerships, net                                             (23,144)          (19,218)
     Decrease in financial services mortgage loans                                              2,709               489
     Purchases of investment securities                                                        (5,181)           (2,321)
     Receipts from investment securities                                                        3,800             1,933
     Acquisitions of properties and businesses, net of cash acquired                          (20,172)          (63,818)
     Other, net                                                                                   178               113
  -------------------------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                                               (48,872)          (86,988)
  -------------------------------------------------------------------------------------------------------------------------
  CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings under revolving credit facilities                                          41,850           162,250
     Net (repayments) borrowings under financial services short-term debt                      (7,364)           35,201
     Net proceeds from issuance of senior notes                                               266,153                 -
     Mortgage notes and other debts payable:
        Proceeds from borrowings                                                                1,809             9,444
        Principal payments                                                                   (146,868)          (26,165)
     Limited-purpose finance subsidiaries, net                                                    372               307
     Common stock:
        Issuance                                                                                  480            20,483
        Dividends                                                                              (1,432)           (1,314)
  -------------------------------------------------------------------------------------------------------------------------
          Net cash provided by financing activities                                           155,000           200,206
  -------------------------------------------------------------------------------------------------------------------------
  Net increase (decrease) in cash and cash equivalents                                            328            (2,962)
  Cash and cash equivalents at beginning of period                                             61,577            62,599
  -------------------------------------------------------------------------------------------------------------------------
  Cash and cash equivalents at end of period                                              $    61,905            59,637
  -------------------------------------------------------------------------------------------------------------------------

                       LENNAR CORPORATION AND SUBSIDIARIES
          Consolidated Condensed Statements of Cash Flows -- Continued
                                   (Unaudited)
                                 (In thousands)

                                                                                                   Six Months Ended
                                                                                                         May 31,
                                                                                              -----------------------------
                                                                                                 1999             1998
  ---------------------------------------------------------------------------------------------------------------------------
  Summary of cash and cash equivalent balances:
     Homebuilding                                                                         $    27,642            39,075
     Financial services                                                                        34,263            20,562
  -------------------------------------------------------------------------------------------------------------------------
                                                                                          $    61,905            59,637
  -------------------------------------------------------------------------------------------------------------------------
  Supplemental disclosures of cash flow information:
     Cash paid for interest, net of amounts capitalized                                   $     4,989            10,055
     Cash paid for income taxes                                                           $    51,033            34,548

  Supplemental disclosures of non-cash investing and financing activities:
     Purchases of inventory financed by sellers                                           $    19,172            20,500
  -------------------------------------------------------------------------------------------------------------------------

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

The Company historically has experienced, and expects to continue to experience, variability in quarterly results. The consolidated condensed statements of earnings for the three and six months ended May 31, 1999 are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

(2)      BUSINESS SEGMENTS

The Company has two business segments: Homebuilding and Financial Services.

Homebuilding operations include the sale and construction of single-family attached and detached homes in Florida, California, Texas, Arizona and Nevada. These activities also include the purchase, development and sale of residential land. The Company has a non-controlling 50% interest in Lennar Land Partners ("LLP"), a general partnership with LNR Property Corporation ("LNR"), which acquires and develops land and may sell such land to Lennar, LNR and others. The Company manages the day-to-day operations of LLP and receives a management fee.

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

(3)      DEBT

In February 1999, the Company issued $282 million of 7 5/8% Senior Notes due 2009 for the purpose of reducing amounts outstanding under revolving credit facilities and redeeming outstanding 10 3/4% notes. Proceeds from the offering, after underwriting and market discounts, expenses and settlement of a related interest rate hedge agreement, were approximately $266 million. In March 1999, the Company redeemed all of the outstanding 10 3/4% Senior Notes due 2004 of one of its subsidiaries, Greystone Homes, Inc., at a price of 105.375% of the principal amount outstanding plus accrued interest. Cash paid to redeem the notes was $132 million, which approximated their carrying value.

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

                                                         Three Months Ended                Six Months Ended
                                                                May 31,                         May 31,
                                                       --------------------------    --------------------------
    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)             1999             1998            1999          1998
    -----------------------------------------------------------------------------------------------------------
    NUMERATOR:
    Numerator for basic earnings per share -
       net earnings                                  $  39,591           25,606          67,453          41,809
    Interest on zero-coupon convertible
       debentures                                        1,380                -           2,742               -
    -----------------------------------------------------------------------------------------------------------
    Numerator for diluted earnings per share         $  40,971           25,606          70,195          41,809
    -----------------------------------------------------------------------------------------------------------
    DENOMINATOR:
    Denominator for basic earnings per share -
       weighted average shares                          58,281           53,806          58,249          53,527
    Effect of dilutive securities:
       Employee stock options                              772            1,135             825           1,022
       Zero-coupon convertible debentures                6,105                -           6,105               -
    -----------------------------------------------------------------------------------------------------------
    Denominator for diluted earnings per share -
       adjusted weighted average shares and
       assumed conversions                              65,158           54,941          65,179          54,549
    -----------------------------------------------------------------------------------------------------------
    Basic earnings per share                         $    0.68             0.48            1.16            0.78
    -----------------------------------------------------------------------------------------------------------
    Diluted earnings per share                       $    0.63             0.47            1.08            0.77
    -----------------------------------------------------------------------------------------------------------

(5)      FINANCIAL SERVICES

The assets and liabilities related to the Company's financial services operations (as described in Note 2) are summarized as follows:

                                                                                  (Unaudited)
                                                                                     May 31,         November 30,
              (IN THOUSANDS)                                                          1999               1998
              -----------------------------------------------------------------------------------------------------
              ASSETS:
              Cash and receivables, net                                          $    43,866              40,479
              Mortgage loans held for sale or disposition, net                       219,175             214,954
              Mortgage loans, net                                                     18,907              21,370
              Mortgage servicing rights, net                                          16,130              11,080
              Title plants                                                            14,587              16,104
              Goodwill                                                                21,136               7,935
              Other                                                                   31,763              20,140
              Limited-purpose finance subsidiaries                                    30,122              34,892
              ---------------------------------------------------------------------------------------------------
                                                                                 $   395,686             366,954
              ---------------------------------------------------------------------------------------------------
              LIABILITIES:
              Notes and other debts payable                                      $   247,525             233,316
              Other                                                                   40,242              47,624
              Limited-purpose finance subsidiaries                                    30,122              34,892
              ---------------------------------------------------------------------------------------------------
                                                                                 $   317,889             315,832
              ---------------------------------------------------------------------------------------------------

(6)      CASH AND CASH EQUIVALENTS

Cash and cash equivalents as of May 31, 1999 and November 30, 1998 included $18.6 million and $15.0 million, respectively, of cash held in escrow for periods of up to three days.

(7)      NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 requires public companies to report certain information about their operating segments in their annual and interim financial statements. It also requires public companies to report certain information about their products and services, the geographic areas in which they operate and their major customers. The Company will adopt the statement in 1999 and will be required to present additional financial statement disclosures in its 1999 year-end financial statements and for interim periods thereafter. These additional disclosures will not have an impact on the Company's results of operations or financial position.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The effective date of this statement, as amended by SFAS No. 137, is for fiscal years beginning after June 15, 2000. SFAS No. 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, a change in the fair value of the derivative will either be offset against the change in the fair value of the hedged asset, liability, or firm commitment through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Management does not currently believe that the implementation of SFAS No. 133 will have a material impact on the Company's results of operations or financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN STATEMENTS CONTAINED IN THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS MAY BE "FORWARD-LOOKING STATEMENTS" AS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE WHICH ARE ANTICIPATED. SUCH FACTORS INCLUDE, BUT ARE NOT LIMITED TO, CHANGES IN GENERAL ECONOMIC CONDITIONS, THE MARKET FOR HOMES GENERALLY AND IN AREAS WHERE THE COMPANY HAS DEVELOPMENTS, THE AVAILABILITY AND COST OF LAND SUITABLE FOR RESIDENTIAL DEVELOPMENT, MATERIALS PRICES, LABOR COSTS, INTEREST RATES, CONSUMER CONFIDENCE, COMPETITION, ENVIRONMENTAL FACTORS AND GOVERNMENT REGULATIONS AFFECTING THE COMPANY'S OPERATIONS. SEE THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED NOVEMBER 30, 1998 FOR A FURTHER DISCUSSION OF THESE AND OTHER RISKS AND UNCERTAINTIES APPLICABLE TO THE COMPANY'S BUSINESS.

(1) RESULTS OF OPERATIONS

OVERVIEW

Net earnings increased to $39.6 million, or $0.63 per share diluted ($0.68 per share basic), in the second quarter of 1999, from $25.6 million, or $0.47 per share diluted ($0.48 per share basic), in the second quarter of 1998. For the six months ended May 31, 1999, net earnings were $67.5 million, or $1.08 per share diluted ($1.16 per share basic), compared to $41.8 million, or $0.77 per share diluted ($0.78 per share basic), in 1998. Homebuilding operating earnings increased significantly in both 1999 periods due primarily to growth in California and the continued overall strength of the homebuilding market. Financial Services operating earnings increased in both periods primarily as a result of an increase in mortgage originations resulting from higher business activity in existing markets and expansion into new markets.

HOMEBUILDING

The following tables set forth selected financial and operational information related to the Homebuilding Division for the periods indicated (unaudited):

                                                Three Months Ended              Six Months Ended
                                                      May 31,                        May 31,
(DOLLARS IN THOUSANDS, EXCEPT               ---------------------------    ---------------------------
 AVERAGE SALES PRICES)                           1999          1998            1999           1998
------------------------------------------------------------------------------------------------------
REVENUES:
Sales of homes                          $      625,424       455,732         1,132,193      849,558
Sales of land and other revenues                43,329        17,564            64,876       27,950
Equity in earnings from partnerships             1,404         2,801             4,464        7,127
------------------------------------------------------------------------------------------------------
   Total revenues                              670,157       476,097         1,201,533      884,635

COSTS AND EXPENSES:
Cost of homes sold                             490,684       358,359           891,102      672,829
Cost of land and other expenses                 37,159        15,363            53,744       24,253
Selling, general and administrative             66,560        48,771           122,543       94,395
------------------------------------------------------------------------------------------------------
   Total costs and expenses                    594,403       422,493         1,067,389      791,477
------------------------------------------------------------------------------------------------------
OPERATING EARNINGS                      $       75,754        53,604           134,144       93,158
------------------------------------------------------------------------------------------------------
Gross margin on home sales - $          $      134,740        97,373           241,091      176,729
Gross margin on home sales - %                   21.5%         21.4%             21.3%        20.8%
S,G&A expenses as a percentage of
    homebuilding revenues                         9.9%         10.2%             10.2%        10.7%
Operating earnings as a percentage
    of homebuilding revenues                     11.3%         11.3%             11.2%        10.5%
Average sales price                     $      201,000       188,000           205,000      190,000
------------------------------------------------------------------------------------------------------

SUMMARY OF HOME AND BACKLOG DATA

                                                Three Months Ended             Six Months Ended
                                                     May 31,                        May 31,
                                           ----------------------------    --------------------------
DELIVERIES                                      1999          1998             1999         1998
-----------------------------------------------------------------------------------------------------
Florida                                           962           853            1,721       1,570
California                                        913           603            1,704       1,071
Texas                                             827           662            1,351       1,179
Arizona/Nevada                                    414           311              737         653
-----------------------------------------------------------------------------------------------------
                                                3,116         2,429            5,513       4,473
-----------------------------------------------------------------------------------------------------

NEW ORDERS
-----------------------------------------------------------------------------------------------------
Florida                                         1,140         1,157            2,170       2,094
California                                      1,113           809            1,956       1,502
Texas                                             945           840            1,599       1,413
Arizona/Nevada                                    434           514              794         869
-----------------------------------------------------------------------------------------------------
                                                3,632         3,320            6,519       5,878
-----------------------------------------------------------------------------------------------------

BACKLOG - HOMES
-----------------------------------------------------------------------------------------------------
Florida                                                                        1,993       1,819
California                                                                     1,400       1,418
Texas                                                                            951         902
Arizona/Nevada                                                                   762         788
-----------------------------------------------------------------------------------------------------
                                                                               5,106       4,927
-----------------------------------------------------------------------------------------------------
BACKLOG - DOLLAR VALUE (IN THOUSANDS)                                   $  1,116,593     959,765
-----------------------------------------------------------------------------------------------------

Homebuilding revenues increased 41% and 36% in the three and six months ended May 31, 1999, respectively, compared to the same periods in 1998. Revenues were higher primarily due to increases in the number of home deliveries and average sales price in both periods. New home deliveries were higher in each state in which the Company operates in both 1999 periods, with the greatest increases generated in the California market primarily as a result of acquisitions made in 1998. Generally favorable market conditions throughout the Company's homebuilding markets also contributed to the increase in new home deliveries in the first six months of 1999. The increase in average sales price on homes delivered during the second quarter was primarily due to higher average sales prices in each state, combined with a higher percentage of deliveries coming from California, where sales prices are higher than the Company average. In the first six months of 1999, the average sales price increased primarily due to a higher percentage of deliveries in the California market and a combination of price increases and product mix changes in Texas and Florida. Revenues from land sales totaled $41.7 million and $61.4 million in the three and six months ended May 31, 1999, respectively, compared to $15.3 million and $23.4 million, in the same periods in 1998, respectively. Equity in earnings from partnerships decreased to $1.4 million and $4.5 million in the three and six months ended May 31, 1999, respectively, from $2.8 million and $7.1 million in the same periods last year, respectively, due primarily to a lower level of land sales in the Company's land development partnerships.

Gross margins on home sales increased to $134.7 million and $241.1 million in the three and six months ended May 31, 1999, respectively, compared to $97.4 million and $176.7 million in the three and six months ended May 31, 1998, respectively. Gross margin percentages from sales of homes increased approximately 10 basis points and 50 basis points in the three and six months ended May 31, 1999, respectively, compared to the same periods in 1998. Gross margin percentages in both periods increased in the Company's Texas market, partially offset by gross margin percentages in the recently entered Sacramento and Inland Empire markets, which are currently lower than the

Company's average California gross margin percentages. The Company continues to generate its highest overall gross margin percentages in the California market. Gross margins from land sales totaled $5.9 million, or 14.1%, and $9.6 million, or 15.6%, in the three and six months ended May 31, 1999, respectively, compared to $0.7 million, or 4.8%, and $2.1 million, or 9.1%, in the same periods last year, respectively. Margins achieved on sales of land may vary significantly from period to period.

Selling, general and administrative expenses as a percentage of homebuilding revenues decreased in both the three and six months ended May 31, 1999 compared to the same periods in 1998, reflecting overhead leverage associated with the Company's expansion in its existing markets.

At May 31, 1999, the Company's backlog of sales contracts increased to 5,106 homes compared to 4,927 homes at May 31, 1998. The higher backlog was attributable to an increase in new orders during the last several quarters.

FINANCIAL SERVICES

The following table presents selected financial data related to the Financial Services Division for the periods indicated (unaudited):

                                                      Three Months Ended             Six Months Ended
                                                            May 31,                      May 31,
                                                 ---------------------------   ---------------------------
 (DOLLARS IN THOUSANDS)                               1999         1998             1999        1998
----------------------------------------------------------------------------------------------------------
 Revenues                                     $       68,200       56,009         127,423       88,183
 Costs and expenses                                   58,748       48,044         112,250       75,861
----------------------------------------------------------------------------------------------------------
 Operating earnings                           $        9,452        7,965          15,173       12,322
----------------------------------------------------------------------------------------------------------
 Dollar value of mortgages originated         $      670,300      239,286         939,967      413,747
----------------------------------------------------------------------------------------------------------
 Number of mortgages originated                        4,661        1,841           6,561        3,225
----------------------------------------------------------------------------------------------------------
 Principal balance of servicing portfolio                                   $   3,323,000    3,083,000
----------------------------------------------------------------------------------------------------------
 Number of loans serviced                                                          40,000       41,000
----------------------------------------------------------------------------------------------------------
 Number of title transactions                         36,000       35,000          74,000       53,000
----------------------------------------------------------------------------------------------------------

Operating earnings from the Financial Services Division increased in the three and six months ended May 31, 1999 compared to the same periods last year primarily as a result of an increase in mortgage originations resulting from higher business activity in existing markets, expansion into new markets and a greater capture rate of Lennar homebuyers. Higher earnings in the title insurance business also contributed to the six month increase.

CORPORATE GENERAL AND ADMINISTRATIVE EXPENSES

Corporate general and administrative expenses as a percentage of total revenues were 1.2% in both the three months ended May 31, 1999 and 1998 and 1.3% in both the six months ended May 31, 1999 and 1998.

INTEREST EXPENSE

Interest expense in the three months ended May 31, 1999 was $11.0 million, or 1.5% of total revenues, compared to interest expense of $12.4 million, or 2.3% of total revenues, in the same period in 1998. In the six months ended May 31, 1999, interest expense was $20.5 million, or 1.5% of total revenues, compared to interest expense of $23.0 million, or 2.4% of total revenues, in the same period last year. The decreases in interest expense and interest as a percentage of total revenues in both periods were primarily due to a lower average borrowing cost as the Company continued to benefit from the issuance in the third quarter of 1998 of $229 million of zero-coupon senior convertible debt securities with an effective interest rate of 3.875%. Interest incurred was $13.9 million and $26.0 million in the three and six months ended May 31, 1999, respectively, compared to $12.3 million and $23.2 million in the same periods last year, respectively. Interest incurred increased in both 1999 periods primarily due to an increase in average debt outstanding in 1999 as a result of the Company's continued growth.

(2) LIQUIDITY AND FINANCIAL RESOURCES

In the six months ended May 31, 1999, $105.8 million in cash was used in the Company's operating activities compared to $116.2 million in the corresponding period in 1998. In the six months ended May 31, 1999, $180.7 million of cash was used to increase inventories through land purchases, land development and construction and $22.3 million was used to reduce current income taxes payable. These uses of cash were partially offset by $67.5 million of net earnings, $18.6 million of cash received from the sale and disposition of loans by the Company's Financial Services Division and an increase in deferred income taxes of $14.0 million. In the six months ended May 31, 1998, $120.2 million of cash was used to increase inventories through land purchases, land development and construction, $29.6 million was used by the Company's Financial Services Division in its mortgage loan origination operations and $18.0 million was used to reduce current income taxes payable. These uses of cash were partially offset by $41.8 million of net earnings and a reduction in receivables of $23.4 million.

Cash used in investing activities totaled $48.9 million in the six months ended May 31, 1999, compared to cash used in investing activities of $87.0 million in the corresponding period in 1998. In the six months ended May 31, 1999, $20.2 million of cash was used in the acquisitions of properties and businesses and $23.1 million was used to increase the Company's investments in partnerships. In the six months ended May 31, 1998, $63.8 million of cash was used in the acquisitions of properties and businesses and $19.2 million was used to increase the Company's investments in partnerships.

The Company meets the majority of its short-term financing needs with cash generated from operations and funds available under its unsecured revolving credit facilities. Total homebuilding debt increased to $717.0 million at May 31, 1999 compared to $530.6 million at November 30, 1998. This increase was a result of the Company's continued growth in 1999 and the timing of homebuilding construction activity and deliveries. The Company's ratio of homebuilding debt to total capital at May 31, 1999 was 47.8%, compared to 42.6% at November 30, 1998 and 57.4% at May 31, 1998.

At May 31, 1999, the Company had unsecured revolving credit facilities in the aggregate amount of $645 million, which may be used to refinance existing indebtedness, for working capital, for acquisitions and for general corporate purposes. At May 31, 1999, $178.5 million was outstanding under the Company's revolving credit facilities, compared to $136.7 million outstanding at November 30, 1998.

In February 1999, the Company issued $282 million of 7 5/8% Senior Notes due 2009 for the purpose of reducing amounts outstanding under revolving credit facilities and redeeming outstanding 10 3/4% notes. Proceeds from the offering, after underwriting and market discounts, expenses and settlement of a related interest rate hedge agreement, were approximately $266 million. In March 1999, the Company redeemed all of the outstanding 10 3/4% Senior Notes due 2004 of one of its subsidiaries, Greystone Homes, Inc., at a price of 105.375% of the principal amount outstanding plus accrued interest. Cash paid to redeem the notes was $132 million, which approximated their carrying value.

In March 1999, the Company filed a shelf registration statement and prospectus with the Securities and Exchange Commission to offer, from time to time, its common stock, preferred stock, depositary shares, debt securities or warrants at an aggregate initial offering price not to exceed $500 million. Proceeds can be used for repayment of debt, acquisitions and general corporate purposes. As of May 31, 1999, no amounts had been used related to this registration statement.

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

The Company is surveying certain of its significant vendors, subcontractors, suppliers and others ("third parties") to assess their state of readiness for the Year 2000. The Company cannot assure that all third parties will be Year 2000 compliant and failure of third parties to be Year 2000 ready could have an adverse effect on the Company. Disruptions of financial markets or computer system failures at government agencies, financial institutions, utilities and others on which the Company is dependent could also adversely impact the Company. The effects of a potential disruption cannot be determined at this time.

PART II.   OTHER INFORMATION

ITEMS 1-3.      NOT APPLICABLE.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The following matters were resolved by vote at the April 6, 1999 annual meeting of stockholders of Lennar Corporation:

(1) The following members of the Board of Directors were re-elected to hold office until 2002:

                                            Votes For    Votes Withheld
                                          -----------     --------------
Reuben S. Leibowitz                       141,896,630       1,573,578
Stuart A. Miller                          141,536,489       1,933,719
Steven J. Saiontz                         141,530,527       1,939,681

Other directors whose term of office continued after the meeting:

Irving Bolotin
Jonathan M. Jaffe
R. Kirk Landon
Sidney Lapidus
Leonard Miller
Arnold P. Rosen

(2) The Company's stockholders approved an amendment to the Company's Certificate of Incorporation which authorizes the Company to issue up to 100,000,000 shares of Participating Preferred Stock. The results of the vote were as follows:

                                      Votes           Votes               Votes          Broker
                                       For           Against           Abstaining      Non-votes
                                  -----------       ----------         ----------      ---------
Common shares                      22,383,770       15,512,086           89,335        7,231,907
Class B Common shares              98,253,110                0                0                0
Common and Class B combined       120,636,880       15,512,086           89,335        7,231,907

ITEM 5.         NOT APPLICABLE.

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

                                                 LENNAR CORPORATION
                                        ----------------------------------------
                                                    (Registrant)

Date:  JULY 14, 1999                    /S/        BRUCE E. GROSS
                                        ----------------------------------------
                                                   Bruce E. Gross
                                               Chief Financial Officer

Date:  JULY 14, 1999                    /S/       DIANE J. BESSETTE
                                        ----------------------------------------
                                                  Diane J. Bessette
                                                     Controller

                                 EXHIBIT INDEX

EXHIBIT           DESCRIPTION
-------           -----------
  27              Financial Data Schedule