Form 10-Q
period 1999-08-31
LENNAR CORP /NEW/
filed 1999-10-14
CIK 920760

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

For the quarterly period ended AUGUST 31, 1999

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

Common shares outstanding as of September 30, 1999:

         Common                              48,508,579
         Class B Common                       9,848,562

================================================================================

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       LENNAR CORPORATION AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                      (In thousands, except share amounts)

                                                                                                   (Unaudited)
                                                                                                    August 31,      November 30,
                                                                                                       1999              1998
---------------------------------------------------------------------------------------------------------------------------------
ASSETS
HOMEBUILDING:
  Cash and cash equivalents                                                                    $        38,357         34,677
  Receivables, net                                                                                      28,533         23,803
  Inventories                                                                                        1,438,254      1,198,553
  Investments in partnerships                                                                          158,862        156,536
  Other assets                                                                                         129,210        137,311
                                                                                              -----------------------------------
                                                                                                     1,793,216      1,550,880
FINANCIAL SERVICES                                                                                     410,782        366,954
---------------------------------------------------------------------------------------------------------------------------------
              TOTAL ASSETS                                                                     $     2,203,998      1,917,834
=================================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
HOMEBUILDING:
  Accounts payable and other liabilities                                                       $       327,892        322,267
  Income taxes currently payable                                                                        16,687         33,440
  Mortgage notes and other debts payable, net                                                          711,721        530,630
                                                                                              -----------------------------------
                                                                                                     1,056,300        886,337
FINANCIAL SERVICES                                                                                     319,291        315,832
---------------------------------------------------------------------------------------------------------------------------------
              TOTAL LIABILITIES                                                                      1,375,591      1,202,169

STOCKHOLDERS' EQUITY:
  Common stock of $0.10 par value per share,
      48,504,903 shares outstanding at August 31, 1999                                                   4,850          4,824
  Class B common stock of $0.10 par value per share,
      9,848,562 shares outstanding at August 31, 1999                                                      985            991
  Additional paid-in capital                                                                           525,590        523,645
  Retained earnings                                                                                    296,982        186,205
---------------------------------------------------------------------------------------------------------------------------------
              TOTAL STOCKHOLDERS' EQUITY                                                               828,407        715,665
---------------------------------------------------------------------------------------------------------------------------------
              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $     2,203,998      1,917,834
=================================================================================================================================

See accompanying notes to consolidated condensed financial statements.

                       LENNAR CORPORATION AND SUBSIDIARIES
                  Consolidated Condensed Statements of Earnings
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                                     Three Months Ended                Nine Months Ended
                                                                         August 31,                       August 31,
                                                                 ----------------------------     -----------------------------
                                                                    1999           1998              1999           1998
-------------------------------------------------------------------------------------------------------------------------------
REVENUES:
    Homebuilding                                               $   746,766          558,723         1,948,299     1,443,358
    Financial services                                              72,731           62,212           200,154       150,395
-------------------------------------------------------------------------------------------------------------------------------
       Total revenues                                              819,497          620,935         2,148,453     1,593,753
-------------------------------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES:
    Homebuilding                                                   656,183          487,629         1,723,572     1,279,106
    Financial services                                              64,675           53,125           176,925       128,986
    Corporate general and administrative                             9,929            8,303            27,250        21,095
    Interest                                                        13,548           13,437            34,051        36,443
-------------------------------------------------------------------------------------------------------------------------------
       Total costs and expenses                                    744,335          562,494         1,961,798     1,465,630
-------------------------------------------------------------------------------------------------------------------------------
EARNINGS BEFORE INCOME TAXES                                        75,162           58,441           186,655       128,123
Income taxes                                                        29,689           23,376            73,729        51,249
-------------------------------------------------------------------------------------------------------------------------------
NET EARNINGS                                                   $    45,473           35,065           112,926        76,874
===============================================================================================================================
BASIC EARNINGS PER SHARE                                       $      0.78             0.61              1.94          1.40
===============================================================================================================================
DILUTED EARNINGS PER SHARE                                     $      0.72             0.59              1.80          1.37
===============================================================================================================================

-------------------------------------------------------------------------------------------------------------------------------
CASH DIVIDENDS PER COMMON SHARE                                $    0.0125           0.0125            0.0375        0.0375
-------------------------------------------------------------------------------------------------------------------------------
CASH DIVIDENDS PER CLASS B COMMON SHARE                        $   0.01125          0.01125           0.03375       0.03375
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

                       LENNAR CORPORATION AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                                                         Nine Months Ended
                                                                                                             August 31,
                                                                                                ---------------------------------
                                                                                                     1999              1998
  -------------------------------------------------------------------------------------------------------------------------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                                                               $   112,926            76,874
     Adjustments to reconcile net earnings to net cash used in operating activities:
        Depreciation and amortization                                                                28,783            15,630
        Amortization of discount/premium on debt, net                                                 6,729            (2,167)
        Equity in earnings from partnerships                                                        (12,571)           (8,923)
        Increase in deferred income taxes                                                             4,996            11,026
        Changes in assets and liabilities, net of effect of acquisitions:
           Decrease in receivables                                                                      319             7,714
           Increase in inventories                                                                 (234,413)         (213,485)
           Increase in other assets                                                                 (13,612)           (3,150)
           Decrease (increase) in financial services loans held for sale or disposition               9,844           (35,014)
           Increase in accounts payable and other liabilities                                         3,097            55,100
           Decrease in income taxes currently payable                                               (16,753)           (9,281)
  -------------------------------------------------------------------------------------------------------------------------------
          Net cash used in operating activities                                                    (110,655)         (105,676)
  -------------------------------------------------------------------------------------------------------------------------------
  CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of operating properties and equipment                                                (10,563)          (10,432)
     Decrease (increase) in investments in partnerships, net                                         11,570           (21,653)
     Decrease in financial services mortgage loans                                                    1,892               428
     Purchases of investment securities                                                             (10,165)           (2,603)
     Receipts from investment securities                                                              9,000             1,600
     Acquisitions of properties and businesses, net of cash acquired                                (20,172)         (188,725)
     Other, net                                                                                          79               146
  -------------------------------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                                                     (18,359)         (221,239)
  -------------------------------------------------------------------------------------------------------------------------------
  CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings under revolving credit facilities                                                39,050            35,450
     Net (repayments) borrowings under financial services short-term debt                            (8,109)           59,792
     Net proceeds from issuance of senior notes                                                     266,153                 -
     Net proceeds from issuance of zero-coupon senior convertible debentures                              -           222,960
     Mortgage notes and other debts payable:
        Proceeds from borrowings                                                                      1,814           113,700
        Principal payments                                                                         (156,427)         (121,687)
     Limited-purpose finance subsidiaries, net                                                          519               497
     Common stock:
        Issuance                                                                                      1,965            40,894
        Dividends                                                                                    (2,149)           (2,033)
  -------------------------------------------------------------------------------------------------------------------------------
          Net cash provided by financing activities                                                 142,816           349,573
  -------------------------------------------------------------------------------------------------------------------------------
  Net increase in cash and cash equivalents                                                          13,802            22,658
  Cash and cash equivalents at beginning of period                                                   61,577            62,599
  -------------------------------------------------------------------------------------------------------------------------------
  Cash and cash equivalents at end of period                                                    $    75,379            85,257
  ===============================================================================================================================

                       LENNAR CORPORATION AND SUBSIDIARIES
          Consolidated Condensed Statements of Cash Flows -- Continued
                                   (Unaudited)
                                 (In thousands)

                                                                                                       Nine Months Ended
                                                                                                            August 31,
                                                                                                 --------------------------------
                                                                                                     1999              1998
  -------------------------------------------------------------------------------------------------------------------------------
  Summary of cash and cash equivalent balances:
     Homebuilding                                                                               $    38,357            49,372
     Financial services                                                                              37,022            35,885
  -------------------------------------------------------------------------------------------------------------------------------
                                                                                                $    75,379            85,257
  -------------------------------------------------------------------------------------------------------------------------------
  Supplemental disclosures of cash flow information:
     Cash paid for interest, net of amounts capitalized                                         $     1,745            13,078
     Cash paid for income taxes                                                                 $    83,203            39,002

  Supplemental disclosures of non-cash investing and financing activities:
      Purchases of inventory financed by sellers                                                $    29,210            22,300
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

The Company historically has experienced, and expects to continue to experience, variability in quarterly results. The consolidated condensed statements of earnings for the three and nine months ended August 31, 1999 are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

(2)      BUSINESS SEGMENTS

The Company has two business segments: Homebuilding and Financial Services.

Homebuilding operations include the sale and construction of single-family attached and detached homes in Florida, California, Texas, Arizona and Nevada. These activities also include the purchase, development and sale of residential land by the Company and partnerships in which it has investments.

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

                                                         Three Months Ended                Nine Months Ended
                                                               August 31,                     August 31,
                                                       --------------------------    --------------------------
    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)             1999             1998            1999          1998
    -----------------------------------------------------------------------------------------------------------
    NUMERATOR:
    Numerator for basic earnings per share -
       net earnings                                  $  45,473           35,065         112,926          76,874
    Interest on zero-coupon convertible
      debentures                                         1,389              391           4,131             391
    -----------------------------------------------------------------------------------------------------------
    Numerator for diluted earnings per share         $  46,862           35,456         117,057          77,265
    -----------------------------------------------------------------------------------------------------------

    DENOMINATOR:
    Denominator for basic earnings per share  -
       weighted average shares                          58,324           57,447          58,274          54,834
    Effect of dilutive securities:
       Employee stock options                              668            1,059             772           1,034
       Zero-coupon convertible debentures                6,105            1,971           6,105             657
    -----------------------------------------------------------------------------------------------------------
    Denominator for diluted earnings per share -
       adjusted weighted average shares and
       assumed conversions                              65,097           60,477          65,151          56,525
    ===========================================================================================================

    Basic earnings per share                         $    0.78             0.61            1.94            1.40
    ===========================================================================================================

    Diluted earnings per share                       $    0.72             0.59            1.80            1.37
    ===========================================================================================================

(5)      FINANCIAL SERVICES

The assets and liabilities related to the Company's financial services operations (as described in Note 2) are summarized as follows:

                                                                                  (Unaudited)
                                                                                   August 31,        November 30,
              (IN THOUSANDS)                                                          1999               1998
              -----------------------------------------------------------------------------------------------------
              ASSETS:
              Cash and receivables, net                                         $     46,624              40,479
              Mortgage loans held for sale or disposition, net                       227,836             214,954
              Mortgage loans, net                                                     19,886              21,370
              Mortgage servicing rights, net                                          19,024              11,080
              Title plants                                                            14,587              16,104
              Goodwill                                                                20,878               7,935
              Other                                                                   34,175              20,140
              Limited-purpose finance subsidiaries                                    27,772              34,892
              -----------------------------------------------------------------------------------------------------
                                                                                $    410,782             366,954
              =====================================================================================================
              LIABILITIES:
              Notes and other debts payable                                     $    246,076             233,316
              Other                                                                   45,443              47,624
              Limited-purpose finance subsidiaries                                    27,772              34,892
              -----------------------------------------------------------------------------------------------------
                                                                                $    319,291             315,832
              =====================================================================================================

(6)      CASH AND CASH EQUIVALENTS

Cash and cash equivalents as of August 31, 1999 and November 30, 1998 included $33.6 million and $15.0 million, respectively, of cash held in escrow for periods of up to three days.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN STATEMENTS CONTAINED IN THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS MAY BE "FORWARD-LOOKING STATEMENTS" AS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH STATEMENTS INVOLVE RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE WHICH ARE ANTICIPATED. SUCH FACTORS INCLUDE, BUT ARE NOT LIMITED TO, CHANGES IN GENERAL ECONOMIC CONDITIONS, THE MARKET FOR HOMES GENERALLY AND IN AREAS WHERE THE COMPANY HAS DEVELOPMENTS, THE AVAILABILITY AND COST OF LAND SUITABLE FOR RESIDENTIAL DEVELOPMENT, MATERIALS PRICES, LABOR COSTS, INTEREST RATES, CONSUMER CONFIDENCE, COMPETITION, ENVIRONMENTAL FACTORS AND GOVERNMENT REGULATIONS AFFECTING THE COMPANY'S OPERATIONS. SEE THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED NOVEMBER 30, 1998 FOR A FURTHER DISCUSSION OF THESE AND OTHER RISKS AND UNCERTAINTIES APPLICABLE TO THE COMPANY'S BUSINESS.

(1) RESULTS OF OPERATIONS

OVERVIEW

Net earnings increased to $45.5 million, or $0.72 per share diluted ($0.78 per share basic), in the third quarter of 1999, from $35.1 million, or $0.59 per share diluted ($0.61 per share basic), in the third quarter of 1998. For the nine months ended August 31, 1999, net earnings were $112.9 million, or $1.80 per share diluted ($1.94 per share basic), compared to $76.9 million, or $1.37 per share diluted ($1.40 per share basic), in 1998. Homebuilding operating earnings increased in both 1999 periods due primarily to an increase in new home deliveries and average sales prices as a result of generally favorable market conditions throughout the Company's homebuilding markets in 1999. However, there was a weakening in demand in certain of these markets late in the third quarter of 1999, which continued into the fourth quarter. An increase in gross margin from land sales also contributed to higher homebuilding operating earnings in both 1999 periods. Financial Services operating earnings decreased in the third quarter of 1999 compared to the third quarter of 1998 and increased in the nine months ended August 31, 1999 compared to the same period last year. Third quarter 1999 title and mortgage operating earnings were impacted by a reduced level of refinance activity, while the nine month increase primarily reflected an increase in mortgage originations.

HOMEBUILDING

The following tables set forth selected financial and operational information related to the Homebuilding Division for the periods indicated (unaudited):

                                                Three Months Ended              Nine Months Ended
                                                     August 31,                     August 31,
(DOLLARS IN THOUSANDS, EXCEPT               ---------------------------    ----------------------------
 AVERAGE SALES PRICES)                           1999          1998            1999            1998
-------------------------------------------------------------------------------------------------------
REVENUES:
Sales of homes                              $  664,677       545,512         1,796,870     1,395,070
Sales of land and other revenues                73,982        11,415           138,858        39,365
Equity in earnings from partnerships             8,107         1,796            12,571         8,923
-------------------------------------------------------------------------------------------------------
   Total revenues                              746,766       558,723         1,948,299     1,443,358
COSTS AND EXPENSES:
Cost of homes sold                             523,393       427,376         1,414,495     1,100,205
Cost of land and other expenses                 63,781        10,293           117,525        34,546
Selling, general and administrative             69,009        49,960           191,552       144,355
-------------------------------------------------------------------------------------------------------
   Total costs and expenses                    656,183       487,629         1,723,572     1,279,106
-------------------------------------------------------------------------------------------------------
OPERATING EARNINGS                          $   90,583        71,094           224,727       164,252
=======================================================================================================
Gross margin on home sales - $              $  141,284       118,136           382,375       294,865
Gross margin on home sales - %                   21.3%         21.7%             21.3%         21.1%
S,G&A expenses as a percentage of
    homebuilding revenues                         9.2%          8.9%              9.8%         10.0%
Operating earnings as a percentage
    of homebuilding revenues                     12.1%         12.7%             11.5%         11.4%
Average sales price                         $  206,000       194,000           205,000       192,000
=======================================================================================================

SUMMARY OF HOME AND BACKLOG DATA

                                                Three Months Ended            Nine Months Ended
                                                    August 31,                    August 31,
                                           ----------------------------  ----------------------------
DELIVERIES                                      1999          1998            1999          1998
-----------------------------------------------------------------------------------------------------
Florida                                         1,078           851            2,799       2,421
California                                        910           908            2,614       1,979
Texas                                             832           662            2,183       1,841
Arizona/Nevada                                    411           390            1,148       1,043
-----------------------------------------------------------------------------------------------------
                                                3,231         2,811            8,744       7,284
=====================================================================================================
NEW ORDERS
-----------------------------------------------------------------------------------------------------
Florida                                           889         1,069            3,059       3,163
California                                        771           744            2,727       2,246
Texas                                             744           603            2,343       2,016
Arizona/Nevada                                    191           359              985       1,228
-----------------------------------------------------------------------------------------------------
                                                2,595         2,775            9,114       8,653
=====================================================================================================
BACKLOG - HOMES
-----------------------------------------------------------------------------------------------------
Florida                                                                        1,804       2,037
California                                                                     1,261       1,593
Texas                                                                            863         843
Arizona/Nevada                                                                   542         757
-----------------------------------------------------------------------------------------------------
                                                                               4,470       5,230
=====================================================================================================
BACKLOG - DOLLAR VALUE (IN THOUSANDS)                                    $ 1,024,572   1,072,774
=====================================================================================================

Homebuilding revenues increased 34% and 35% in the three and nine months ended August 31, 1999, respectively, compared to the same periods in 1998. Revenues were higher in both 1999 periods primarily due to increases in the number of home deliveries, average sales price and revenues from land sales. The third quarter increase in new home deliveries was due primarily to increases in Florida and Texas. The nine month increase in new home deliveries was primarily a result of growth in California, where the Company made several acquisitions in 1998, and generally favorable market conditions throughout the Company's homebuilding markets in the first half of 1999. Average sales prices on homes delivered in the three and nine months ended August 31, 1999 increased in each state in which the Company operates.

Gross margins on home sales increased 20% and 30% in the three and nine months ended August 31, 1999, respectively, compared to the same periods last year. Gross margin percentages from sales of homes decreased approximately 40 basis points in the third quarter of 1999, compared to the third quarter of 1998, due primarily to higher labor and material costs during the quarter. Gross margin percentages from sales of homes increased 20 basis points in the nine months ended August 31, 1999, compared to the same period last year.

Revenues from land sales totaled $71.4 million and $132.9 million in the three and nine months ended August 31, 1999, respectively, compared to $9.6 million and $33.1 million, in the same periods in 1998, respectively, due primarily to several large sales in California. Gross margins from land sales totaled $8.1 million, or 11.4%, and $17.7 million, or 13.3%, in the three and nine months ended August 31, 1999, respectively, compared to $0.2 million, or 2.5%, and $2.4 million, or 7.2%, in the same periods last year, respectively. Equity in earnings from partnerships increased to $8.1 million and $12.6 million in the three and nine months ended August 31, 1999, respectively, from $1.8 million and $8.9 million in the same periods last year, respectively. Margins achieved on land sales and equity in earnings from partnerships may vary significantly from period to period depending on the timing of land sales by the Company and its partnerships.

Selling, general and administrative expenses as a percentage of homebuilding revenues were 9.2% and 9.8% in the three and nine months ended August 31, 1999, respectively, compared to 8.9% and 10.0% in the same periods in 1998, respectively.

At August 31, 1999, the Company's backlog of sales contracts decreased to 4,470 homes compared to 5,230 homes at August 31, 1998. New orders in the third quarter of 1999 were 6% lower than in the third quarter of 1998 due to a combination of softening demand and a lower number of communities. Orders weakened toward the end of the third quarter, and this trend has continued into the beginning of the fourth quarter.

FINANCIAL SERVICES

The following table presents selected financial data related to the Financial Services Division for the periods indicated (unaudited):

                                                      Three Months Ended            Nine Months Ended
                                                          August 31,                    August 31,
                                                 ---------------------------   ---------------------------
 (DOLLARS IN THOUSANDS)                               1999         1998             1999        1998
----------------------------------------------------------------------------------------------------------
 Revenues                                     $       72,731       62,212         200,154      150,395
 Costs and expenses                                   64,675       53,125         176,925      128,986
----------------------------------------------------------------------------------------------------------
 Operating earnings                           $        8,056        9,087          23,229       21,409
==========================================================================================================
 Dollar value of mortgages originated         $      614,356      262,818       1,554,323      676,565
----------------------------------------------------------------------------------------------------------
 Number of mortgages originated                        4,270        1,987          10,831        5,212
----------------------------------------------------------------------------------------------------------
 Principal balance of servicing portfolio                                   $   3,442,000    3,119,000
----------------------------------------------------------------------------------------------------------
 Number of loans serviced                                                          41,000       41,000
----------------------------------------------------------------------------------------------------------
 Number of title transactions                         35,000       34,000         109,000       87,000
==========================================================================================================

Operating earnings from the Financial Services Division decreased in the three months ended August 31, 1999, compared to the same period last year, primarily as a result of a reduced level of refinance activity across the country which impacted the Division's title operations and created a highly competitive pricing environment for the Division's mortgage operations. Operating earnings from the Financial Services Division increased in the nine months ended August 31, 1999, compared to the same period last year, due primarily to higher loan production profits. The improvement in loan production profits resulted primarily from an increase in mortgage originations, somewhat offset by a highly competitive pricing environment.

CORPORATE GENERAL AND ADMINISTRATIVE EXPENSES

Corporate general and administrative expenses as a percentage of total revenues were 1.2% and 1.3% in the three and nine months ended August 31, 1999, respectively, compared to 1.3% in both the three and nine months ended August 31, 1998.

INTEREST EXPENSE

Interest expense in the three months ended August 31, 1999 was $13.5 million, or 1.7% of total revenues, compared to interest expense of $13.4 million, or 2.2% of total revenues, in the same period in 1998. In the nine months ended August 31, 1999, interest expense was $34.1 million, or 1.6% of total revenues, compared to interest expense of $36.4 million, or 2.3% of total revenues, in the same period last year. The decrease in interest as a percentage of total revenues for both 1999 periods was primarily due to a reduction in interest per home delivered which resulted from a lower average borrowing cost over the last several quarters. The Company continued to benefit from the issuance late in the third quarter of 1998 of $229 million of zero-coupon senior convertible debt securities. These notes have an effective interest rate of 3.875%. Interest incurred was $14.9 million in the third quarter of 1999, compared to $15.0 million in the same period last year, reflecting a lower average borrowing cost offset by an increase in average debt outstanding in 1999. Interest incurred was $40.9 million in the nine months ended August 31, 1999, compared to $38.3 million in the same period last year. The increase in interest incurred was primarily due to an increase in average debt outstanding in 1999 as a result of the Company's continued growth.

(2) LIQUIDITY AND FINANCIAL RESOURCES

In the nine months ended August 31, 1999, $110.7 million in cash was used in the Company's operating activities, compared to $105.7 million in the corresponding period in 1998. In the nine months ended August 31, 1999, $234.4 million of cash was used to increase inventories through land purchases, land development and construction. This use of cash was partially offset by $112.9 million of net earnings. In the nine months ended August 31, 1998, $213.5 million of cash was used to increase inventories through land purchases, land development and construction and $35.0 million was used by the Company's Financial Services Division in its mortgage loan origination operations. These uses of cash were partially offset by $76.9 million of net earnings and an increase in accounts payable and other liabilities of $55.1 million.

Cash used in investing activities totaled $18.4 million in the nine months ended August 31, 1999, compared to cash used in investing activities of $221.2 million in the corresponding period in 1998. In the nine months ended August 31, 1999, $20.2 million of cash was used in acquisitions of properties and businesses. In the nine months ended August 31, 1998, $188.7 million of cash was used in acquisitions of properties and businesses and $21.7 million was used to increase the Company's investments in partnerships.

The Company meets the majority of its short-term financing needs with cash generated from operations and funds available under its unsecured revolving credit facilities. Total homebuilding debt increased to $711.7 million at August 31, 1999, compared to $530.6 million at November 30, 1998. This increase was a result of the Company's continued growth in 1999 and the timing of homebuilding construction activity and deliveries. The Company's ratio of homebuilding debt to total capital at August 31, 1999 was 46.2%, compared to 42.6% at November 30, 1998 and 55.3% at August 31, 1998.

At August 31, 1999, the Company had unsecured revolving credit facilities in the aggregate amount of $645 million, which may be used to refinance existing indebtedness, for working capital, for acquisitions and for general corporate purposes. At August 31, 1999, $175.7 million was outstanding under the Company's revolving credit facilities, compared to $136.7 million outstanding at November 30, 1998.

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

In March 1999, the Company filed a shelf registration statement and prospectus with the Securities and Exchange Commission to offer, from time-to-time, its common stock, preferred stock, depositary shares, debt securities or warrants at an aggregate initial offering price not to exceed $500 million. Proceeds can be used for repayment of debt, acquisitions and general corporate purposes. As of August 31, 1999, no securities had been issued under this registration statement.

In September 1999, the Company's Board of Directors approved the repurchase of up to ten million shares of the Company's common stock. The Company may repurchase shares, from time-to-time, if and when it believes prices make purchases advisable.

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

The Company uses a variety of operating systems, computer software applications, computer hardware equipment and other equipment in conjunction with its homebuilding and financial services operations. In addition, the Company uses other non-information technology internal office systems. The Company is in the process of converting the majority of its computer information systems to one company-wide system. This new system is Year 2000 compliant. The Company has completed a significant portion of the implementation of this new system and expects to complete the implementation by the end of 1999. The Company is also making modifications to its existing computer information systems to make them Year 2000 compliant in the event it is not able to complete the conversion to the new company-wide system before the year 2000. While the Company expects to successfully complete the remediation process by the end of 1999, there can be no assurance that the Company's computer information systems will operate properly in the year 2000. The financial impact of becoming Year 2000 compliant has not been and is not expected to be material to the Company's financial position or results of operations.

The Company is surveying certain of its significant vendors, subcontractors, suppliers and others ("third parties") to assess their state of readiness for the year 2000. Although the Company is unaware of any significant issues regarding the third parties' state of readiness for the year 2000, the Company cannot assure that all third parties will be Year 2000 compliant. Failure of third parties to be Year 2000 ready could have an adverse effect on the Company. Disruptions of financial markets or computer system failures at government agencies, financial institutions, utilities and others on which the Company is dependent could also adversely impact the Company. The effects of a potential disruption cannot be determined at this time.

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

                                                   LENNAR CORPORATION
                                    --------------------------------------------
                                                      (Registrant)

Date:  OCTOBER 14, 1999             /s/              BRUCE E. GROSS
                                    --------------------------------------------
                                                     Bruce E. Gross
                                                 Chief Financial Officer

Date:  OCTOBER 14, 1999             /s/             DIANE J. BESSETTE
                                    --------------------------------------------
                                                    Diane J. Bessette
                                                       Controller

                                 EXHIBIT INDEX

EXHIBIT             DESCRIPTION
-------             -----------
  27                Financial Data Schedule