Form 10-K
period 1999-11-30
LENNAR CORP /NEW/
filed 2000-02-28
CIK 920760

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended November 30, 1999

                         Commission file number 1-11749

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

 Common Stock, par value 10(cents)               New York Stock Exchange

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of February 8, 2000, registrant had outstanding 38,810,618 shares of common stock and 9,848,562 shares of Class B common stock (which can be converted into common stock). Of the total shares outstanding, 31,159,142 shares of common stock and 29,701 shares of Class B common stock, having a combined aggregate market value (assuming the Class B shares were converted) on that date of $502,920,093, were held by non-affiliates of the registrant.

Documents incorporated by reference:

   Related
   Section                                   Documents
--------------------------------------------------------------------------------
     II Pages 24 through 50 of the Annual Report to Stockholders for the year ended November 30, 1999.
     III Definitive Proxy Statement to be filed pursuant to Regulation 14A on or before March 29, 2000.
================================================================================

                                     PART I

ITEM 1.    BUSINESS.

GENERAL DEVELOPMENT OF BUSINESS

       Lennar Corporation (together with its subsidiaries, the "Company") is one of the nation's premier homebuilders and is a provider of residential financial services. The Company's homebuilding operations include the sale and construction of single-family attached and detached homes, as well as the purchase, development and sale of residential land. The purchase, development and sale of residential land is conducted through its own efforts and its partnership interests. The financial services operations provide mortgage financing, title insurance and closing services for Lennar homebuyers and others, package and resell residential mortgage loans and mortgage-backed securities, perform mortgage loan servicing activities and provide cable television and alarm monitoring services to residents of Lennar communities and others.

       In February 2000, the Company entered into a definitive agreement to acquire U.S. Home Corporation through a merger in which the U.S. Home stockholders will receive a total of approximately $476 million, of which approximately one-half will be in cash and the remainder will be in common stock of the Company (with the common stock portion, and therefore the total purchase price, subject to adjustment if the price of the Company's stock is greater or lower than specified levels) in exchange for their stock. U.S. Home will become a wholly-owned subsidiary of the Company. When the acquisition takes place, U.S. Home's debt is expected to include bank debt and approximately $525 million of publicly-held debt. The holders of the publicly-held debt have the right to require U.S. Home to redeem such debt within 90 days of the completion of the transaction. The Company has access to the resources required to close the transaction and, if necessary, refinance U.S. Home's debt. The transaction is subject to approval by the stockholders of both companies, as well as expiration or termination of waiting periods under antitrust laws and other regulatory matters. If the necessary stockholder and regulatory approvals are obtained, the Company expects the transaction to close by the end of May 2000. U.S. Home is primarily a homebuilder, with operations in 11 states. U.S. Home has announced that in 1999 it had total revenues of $1.82 billion and net income of $72 million and that it delivered 9,069 homes during that year.

FINANCIAL INFORMATION ABOUT OPERATING SEGMENTS

       The Company has two operating segments - homebuilding and financial services. The financial information related to these operating segments is contained in the financial statements incorporated by reference to pages 32 through 48 of the Company's 1999 Annual Report to Stockholders.

NARRATIVE DESCRIPTION OF BUSINESS

                                  HOMEBUILDING

       The Company and its predecessor have been building homes since 1954. The Company believes that since its acquisition of Development Corporation of America in 1986, it has delivered more homes in Florida each year than any other homebuilder. The Company has been building homes in Arizona since 1972, where it currently is one of the leading homebuilders. In 1991, the Company began building homes in Dallas, Texas. In 1992, it started homebuilding operations in Houston, Texas. During 1995, the Company entered the California homebuilding market through the acquisition of Bramalea California, Inc. and expanded in this market in 1996 through the acquisition of Renaissance Homes, Inc. and through several partnership investments. During 1996, the Company significantly expanded its operations in Texas with the acquisition of the assets and operations of Houston-based Village Builders (a homebuilder) and Friendswood Development Company (a developer of master-planned communities). During 1997, the Company continued its expansion in California through homesite acquisitions and additional partnership investments. Additionally during 1997, the Company further expanded its operations in the California and Arizona homebuilding markets and entered the Nevada homebuilding market with the acquisition of Pacific Greystone Corporation. During 1998, the Company acquired the properties of two California homebuilders, ColRich Communities and Polygon Communities, and acquired a Northern California homebuilder, Winncrest Homes. The Company has constructed and sold approximately 163,000 homes to date.

         The Company's homebuilding activities in Florida are principally conducted through Lennar Homes, Inc. In Arizona, these activities are conducted through Lennar Homes of Arizona, Inc. and Greystone Homes, Inc. In Texas, these activities are conducted through Lennar Homes of Texas, Inc. and Village Builders, Inc. Homebuilding activities in California are principally conducted through Lennar Homes of California, Inc., Lennar Renaissance, Inc., Greystone Homes, Inc. and Winncrest Homes. In Nevada, these activities are conducted through Greystone Nevada LLC.

       The Company, through its own efforts and its partnership interests, is involved in all phases of planning and building in its residential communities, including land acquisition, site planning, preparation and improvement of land, and design, construction and marketing of homes. The Company subcontracts virtually all segments of development and construction to others.

       The Company primarily sells single-family attached and detached homes. The homes are targeted primarily at first-time homebuyers, move-up homebuyers and, in some communities, active adults. The average sales price of a Lennar home was $212,000 in fiscal 1999.

CURRENT HOMEBUILDING ACTIVITIES

       The table on the following page summarizes information about the Company's recent homebuilding activities:

                                              HOMEBUILDING ACTIVITIES

                                                                                     HOMESITES AT NOVEMBER 30, 1999
                                                                              ------------------------------------------------------
                                                                              LENNAR CORPORATION         PARTNERSHIPS
                                                      NOVEMBER 30, 1999       -------------------   ----------------------
                                               ------------------------------  Estimated number       Estimated number
                                               Homes completed or             of homes that could     of homes that could
                       Homes delivered         under construction               be constructed on   be constructed on land
                       in years ended          ------------------             land currently owned    currently owned or
                         November 30,                    Available Sold homes or controlled (2)(4)  controlled (2)(3)(4)(5)  Total
                  --------------------------                for     not yet   -------------------   ---------------------- owned and
Region             1999      1998      1997     Sold (1)   sale    started(1)  Owned  Controlled     Owned   Controlled   controlled
--------------    ------    ------    ------   --------  --------- ---------- ------  ----------    -------  ----------   ----------
Florida            4,241     3,761     3,367       768       783       323     6,143     4,787      14,076     1,600        26,606

California         3,731     3,029       587       742       695        37    13,424       434      15,545     2,250        31,653

Texas              3,107     2,484     2,075       546       903       106     6,113     1,581       4,880        --        12,574

Arizona/Nevada     1,510     1,503       673       286        90        83     1,818       245         486        --         2,549

                  ------    ------    ------    ------    ------    ------    ------    ------      -------   ------        ------
      Totals      12,589    10,777     6,702     2,342     2,471       549    27,498     7,047      34,987     3,850        73,382
                  ======    ======    ======    ======    ======    ======    ======    ======      =======   ======        ======

        Notes:
         (1) Although firm contracts relating to these homes were executed, there can be no assurance that purchasers will meet their obligations under the contracts.
         (2) Based on current management estimates, which are subject to change.
         (3) As of November 30, 1999, one of the Company's partnerships had equity interests in other partnerships that owned and controlled approximately 7,400 homesites for sale to the Company and other builders.
         (4) Includes homesites that are currently designated for sale to other builders.
         (5) Represents partnerships and similar entities in which the Company has less than a controlling interest and are accounted for by the equity method.

MANAGEMENT AND OPERATING STRUCTURE

         The Company balances its local operating structure with centralized corporate-level management. The Company's local managers, who have significant experience in the homebuilding industry generally and in their respective markets, are responsible for operating decisions regarding land identification, home design, construction and marketing. Decisions related to overall Company strategy, acquisitions of land and businesses, financing and disbursements are centralized at the corporate level.

PARTNERSHIPS AND SIMILAR ENTITIES

       The Company views partnerships and similar entities as a means to both expand its market opportunities and manage its risk profile. Typically, the Company acts as the general partner and the day-to-day manager.

       In October 1997, the Company, directly and through LNR Property Corporation ("LNR"), transferred to a new partnership, which is 50% owned by the Company and 50% owned by LNR, parcels of land or interests in land and other assets which had a total book value on the Company's books of approximately $372.4 million. In 1999, certain assets and liabilities of this partnership were contributed at net book value to a second general partnership, and the Company and LNR each received 50% general partnership interests in the second partnership. The two partnerships are collectively referred to as "Lennar Land Partners". The Company has an agreement with Lennar Land Partners under which, for a fee, the Company administers all its day-to-day activities, including overseeing planning and development of properties and overseeing sales of land to the Company and other builders. The Company is reimbursed for costs incurred related to these activities and certain other costs incurred on behalf of Lennar Land Partners. Such reimbursements totaled $7.5 million in 1999. In addition, the Company, in the ordinary course of business, purchases developed land at market prices from Lennar Land Partners. During the year ended November 30, 1999, Lennar Land Partners had land sale revenues of $219 million, of which $109 million was from sales to the Company. An Independent Directors Committee, comprised of non-employee members of the Board of Directors of the Company and LNR, approves significant transactions of Lennar Land Partners.

PROPERTY ACQUISITION

       The Company continuously considers the purchase of, and from time-to-time acquires, land for its development and sales programs. These acquisitions may be made directly or through the Company's partnership interests. The Company generally does not acquire land for speculation. In some instances, the Company acquires land by acquiring options enabling it to purchase parcels as they are needed. Although some of the Company's land is held subject to purchase money mortgages, most of the Company's land is not subject to mortgages. The majority of land acquired by partnerships is subject to purchase money mortgages.

CONSTRUCTION AND DEVELOPMENT

       The Company supervises and controls the development and building of its own residential communities. It employs subcontractors for site improvements and virtually all of the work involved in the construction of homes. In almost all instances, the arrangements between the Company and the subcontractors commit the subcontractors to complete specified work in accordance with written price schedules. These price schedules normally change to meet changes in labor and material costs. The Company does not own heavy construction equipment and generally only has a labor force used to supervise development and construction and perform routine maintenance and minor amounts of other work.

       The Company generally finances construction with its own funds or borrowings under its unsecured working capital lines.

MARKETING

       The Company generally has an inventory of homes under construction. A majority of these homes are sold (I.E., the Company has received executed sales contracts and deposits) before the Company starts construction.

       The Company employs sales associates who are paid salaries, commissions or both to make onsite sales of the Company's homes. The Company also sells through independent brokers. The Company advertises its residential communities through local media and sells primarily from models that it has designed and constructed. In addition, the Company advertises its active adult communities in areas where potential active adults live.

MORTGAGE FINANCING

       The Company's financial services subsidiaries make conventional, FHA-insured and VA-guaranteed mortgage loans available to qualified purchasers of the Company's homes. Because of the availability of mortgage loans from the Company's financial services subsidiaries, as well as independent mortgage lenders, the Company believes access to financing has not been, and is not, a significant problem for most purchasers of the Company's homes.

QUALITY SERVICE

          The Company employs a process which is intended to provide a positive atmosphere for each customer throughout the pre-sale, sale, building, closing and post-closing periods. The participation of sales representatives, on-site construction supervisors and post-closing customer personnel, working in a team effort, is intended to foster the Company's reputation for quality service and ultimately lead to enhanced customer retention and referrals.

COMPETITION

       The housing industry is highly competitive. In its activities, the Company competes with numerous developers and builders in and near the areas where the Company's communities are located, including homebuilders with nationwide operations. Competition is on the basis of location, design, quality, amenities and price. The Company is the largest homebuilder in Florida and a leading homebuilder in California, Texas, Arizona and Nevada. Some of the Company's principal competitors include Kaufman and Broad Home Corporation, Centex Corporation, D.R. Horton, Inc., Pulte Corporation and U.S. Home Corporation (which, as described above, the Company is seeking to acquire).

                               FINANCIAL SERVICES

       The Company's financial services subsidiaries provide mortgage financing, title insurance and closing services for Lennar homebuyers and others, package and resell residential mortgage loans and mortgage-backed securities, perform mortgage loan servicing activities and provide cable television and alarm monitoring services to residents of Lennar communities and others.

MORTGAGE ORIGINATION

       The Company provides conventional, FHA-insured and VA-guaranteed mortgage loans to buyers of the Company's homes and others through the Company's financial services subsidiaries, Universal American Mortgage Company in Florida, California, Arizona, Texas and Nevada and Eagle Home Mortgage, Inc. in Nevada, Oregon, Utah and Washington. In 1999, loans to buyers of the Company's homes represented approximately 51% of the Company's $2.2 billion of loan originations.

       The Company sells the loans it originates into the secondary mortgage market, generally on a non-recourse basis. The Company either retains the servicing on the loans it sells or sells the servicing rights on the loans it originates on a flow basis. The Company has an interest rate risk management policy under which it hedges its interest rate locked loan commitments and loans held for sale against exposure to interest rate fluctuations. The Company finances its mortgage loans and servicing activities with borrowings under the financial services subsidiaries' $315 million line of credit (secured by the loans and by certain servicing rights).

MORTGAGE SERVICING

       The Company generates earnings from servicing loans originated or acquired by its financial services subsidiaries. The Company services loans for the Government National Mortgage Association (Ginnie Mae), the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) and other mortgage investors. At November 30, 1999, it had a servicing portfolio of approximately 38,000 loans with an unpaid principal balance of approximately $3.1 billion.

TITLE INSURANCE AND CLOSING SERVICES

       The Company arranges title insurance for, and provides closing services to, buyers of the Company's homes and others. It provided these services in connection with approximately 139,000 real estate transactions during 1999. The Company provides these services through Universal Title Insurors in Florida, Regency Title in Texas, TitleAmerica Insurance in Florida and Texas, North American Title in California, Arizona and Colorado and Southwest Land Title in Texas.

STRATEGIC TECHNOLOGIES

          The Company's subsidiary, Strategic Technologies, Inc., provides cable television and alarm monitoring services to residents of Lennar communities and others. At November 30, 1999, the Company had approximately 7,600 cable television subscribers and approximately 6,300 alarm monitoring customers in Florida and California.

LIMITED-PURPOSE FINANCE SUBSIDIARIES

       The Company has a number of limited-purpose finance subsidiaries which have placed mortgages and other receivables as collateral for various long-term financings. These subsidiaries pay the debt service on the long-term borrowings primarily from the cash flows generated by the related pledged collateral. The Company believes that the cash flows generated by these subsidiaries will be adequate to meet the required debt payment schedules.

                              RELATIONSHIP WITH LNR

        In connection with the transfer of the Company's commercial real estate investment and management business to LNR, and the spin-off of LNR to the Company's stockholders, the Company entered into an agreement which, among other things, prevents the Company from engaging at least until 2002 in any of the businesses in which LNR was engaged, or anticipated becoming engaged, at the time of the spin-off, and prohibited LNR from engaging, at least until 2002, in any businesses in which the Company was engaged, or anticipated becoming engaged, at the time of the spin-off (except in limited instances in which the activities or anticipated activities of the Company and LNR overlapped). Specifically, the Company is precluded, at least until 2002, from engaging in the business of (i) acquiring and actively managing commercial or residential multi-family rental real estate, other than as an incident to, or otherwise in connection with, their homebuilding business, (ii) acquiring portfolios of commercial mortgage loans or real estate assets acquired through foreclosures of mortgage loans, other than real estate acquired as sites of homes to be built or sold as part of its homebuilding business, (iii) making or acquiring mortgage loans, other than mortgage loans secured by detached or attached homes or residential condominium units, (iv) constructing office buildings or other commercial or industrial buildings, other than small shopping centers, professional office buildings and similar facilities which will be adjuncts to its residential developments, (v) purchasing commercial mortgage-backed securities or real estate asset-backed securities or (vi) acting as a servicer or special servicer with regard to securitized commercial mortgage pools. The Company is not, however, prevented from owning or leasing office buildings in which it occupies a majority of the space; acquiring securities backed by pools of residential mortgages; acquiring an entity which, when it is acquired, is engaged in one of the prohibited activities as an incidental part of its activities; owning as a passive investor an interest of less than 10% of a publicly traded company which is engaged in a prohibited business; acquiring commercial paper or short-term debt instruments of entities engaged in one or more of the prohibited businesses; or owning an interest in, and managing, Lennar Land Partners.

       Although the Company and LNR are separate companies, Stuart Miller, the Company's President and Chief Executive Officer, is the Chairman of the Board of Directors of LNR, and Steven Saiontz, one of the Company's Directors, is the Chief Executive Officer and a Director of LNR. In addition, Leonard Miller owns stock which gives him voting control of both companies. There are provisions both in the by-laws of Lennar and in those of LNR requiring approval by an Independent Directors Committee of any significant transactions between the Company and LNR or any of its subsidiaries.

       The Company leases some office space, including its principal offices, from LNR.

                                   REGULATION

       Homes and residential communities built by the Company must comply with state and local regulations relating to, among other things, zoning, treatment of waste, construction materials which must be used, density requirements, certain aspects of building design and minimum elevation of properties and other local ordinances. These include laws requiring use of construction materials which reduce the need for energy-consuming heating and cooling systems. These laws and regulations are subject to frequent change and often increase construction costs. In some cases, there are laws which require that commitments to provide roads and other offsite infrastructure be in place prior to the commencement of new construction. The provisions of these laws are usually administered by individual counties and municipalities and may result in additional fees and assessments or building moratoriums. In addition, certain new development projects, particularly in Southern California, are subject to assessments for schools, parks, streets and highways and other public improvements, the costs of which can be substantial.

       The residential homebuilding industry also is subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning the protection of health and the environment. Environmental laws and conditions may result in delays, may cause the Company to incur substantial compliance and other costs, and can prohibit or severely restrict homebuilding activity in certain environmentally sensitive regions or areas. Additionally, the climate and geology of some parts of Florida, California and Texas present risks of natural disasters that could adversely affect the homebuilding industry in those areas in general, and the Company's business in particular.

       In recent years, several cities and counties in which the Company has developments have approved submission to voters of "slow growth" initiatives and other ballot measures which could impact the affordability and availability of homes and land within those localities. Although many of these initiatives have been defeated, the Company believes that if similar initiatives are introduced and approved, future residential construction by the Company and others within certain cities or counties could be negatively impacted.

       In order to make it possible for purchasers of some of the Company's homes to obtain FHA-insured or VA-guaranteed mortgages, the Company must construct those homes in compliance with regulations promulgated by those agencies.

       The Company has registered condominium communities with the appropriate authorities in Florida. Sales in other states would require compliance with laws in those states regarding sales of condominium homes.

       The Company's title insurance agency subsidiaries must comply with applicable insurance laws and regulations. The Company's mortgage financing subsidiaries must comply with applicable real estate lending laws and regulations.

       The Company's subsidiaries which underwrite title insurance are licensed in the states in which they do business and must comply with laws and regulations in those states regarding title insurance companies. These laws and regulations include provisions regarding capitalization, investments, forms of policies and premiums.

                                   MARKET RISK

         The tables on the following pages provide information at November 30, 1999 and 1998 about the Company's significant derivative financial instruments and other financial instruments used for purposes other than trading that are sensitive to changes in interest rates. For mortgage loans held for sale or disposition, mortgage loans, investments and mortgage notes and other debts payable, the tables present principal cash flows and related weighted average effective interest rates by expected maturity dates and estimated fair market values at November 30, 1999 and 1998. Weighted average variable interest rates are based on the variable interest rates at November 30, 1999 and 1998. For interest rate swaps and hedges, the tables present notional amounts and weighted average interest rates by contractual maturity dates and estimated fair market values at November 30, 1999 and 1998. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract.

         See Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and Notes 1 and 13 of Notes to Consolidated Financial Statements in Item 14 for a further discussion of these items and the Company's strategy of mitigating its interest rate risk.

                 Information Regarding Interest Rate Sensitivity
                Principal (Notional) Amount by Expected Maturity
                              Average Interest Rate

                                                                                                           Fair Market
                                                    Years Ending November 30,                               Value at
                                           --------------------------------------------    There -         November 30,
(DOLLARS IN MILLIONS)                           2000    2001      2002    2003    2004      after   Total      1999
-----------------------------------------------------------------------------------------------------------------------
ASSETS
   Financial Services:
     Mortgage loans held for sale or
        disposition, net:
            Fixed rate                      $     --      --        --      --      --     191.8     191.8    193.9
            Average interest rate                 --      --        --      --      --       7.8%       --       --
            Variable rate                   $     --      --        --      --      --      37.2      37.2     37.2
            Average interest rate                 --      --        --      --      --       7.2%       --       --
     Mortgage loans and investments:
            Fixed rate                      $    8.4     1.3       0.3     1.5     1.4      18.6      31.5     31.0
            Average interest rate                5.3%    7.3%      9.4%    7.0%    7.3%      9.4%       --       --

LIABILITIES
   Homebuilding:
     Mortgage notes and other
        debts payable:
            Fixed rate                      $   11.3     4.9        --      --      --     507.5     523.7    466.3
            Average interest rate                7.4%    9.3%       --      --      --       6.2%       --       --
   Financial Services:
     Notes and other debts payable:
            Fixed rate                      $    0.7     0.7       0.1     0.2      --        --       1.7      1.6
            Average interest rate                7.2%    4.9%     11.0%    9.0%     --        --        --       --
            Variable rate                   $  248.8     1.4       1.1      --      --        --     251.3    251.3
            Average interest rate                5.1%    8.3%      8.3%     --      --        --        --       --

OFF-BALANCE SHEET
   FINANCIAL INSTRUMENTS
     Homebuilding:
       Interest rate swaps:
            Variable to fixed - notional
             amount                         $     --      --     200.0      --      --        --     200.0      1.7
            Average pay rate                      --      --       6.1%     --      --        --        --       --
            Average receive rate                             30-day LIBOR

                 Information Regarding Interest Rate Sensitivity
                Principal (Notional) Amount by Expected Maturity
                              Average Interest Rate

                                                                                                           Fair Market
                                                    Years Ending November 30,                               Value at
                                           --------------------------------------------    There-          November 30,
(DOLLARS IN MILLIONS)                           1999    2000    2001      2002     2003     after    Total      1998
-----------------------------------------------------------------------------------------------------------------------
ASSETS
   Financial Services:
     Mortgage loans held for sale or
       disposition, net:
           Fixed rate                       $     --      --      --        --       --     215.0     215.0    219.4
           Average interest rate                  --      --      --        --       --       7.0%       --       --
     Mortgage loans and investments:
           Fixed rate                       $    6.8     0.3     1.3       0.4      1.5      16.3      26.6     26.4
           Average interest rate                 5.8%    8.2%    6.9%      8.2%     6.7%      8.0%       --       --

LIABILITIES
   Homebuilding:
     Mortgage notes and other
       debts payable:
            Fixed rate                      $   13.7     7.7     0.7       0.2      2.5     367.6     392.4    372.8
            Average interest rate                6.4%    9.3%    9.3%     10.0%    10.0%      5.3%       --       --
            Variable rate                   $    1.5      --      --     136.7       --        --     138.2    138.2
            Average interest rate                5.4%     --      --       6.4%      --        --        --       --
   Financial Services:
      Notes and other debts payable:
            Fixed rate                      $    0.3     0.3     0.5        --       --        --       1.1      1.0
            Average interest rate                1.2%    0.3%    0.2%       --       --        --        --       --
            Variable rate                   $  227.5     1.4     1.4       1.4      0.5        --     232.2    232.2
            Average interest rate                6.4%    7.8%    7.8%      7.8%     7.8%       --        --       --

OFF-BALANCE SHEET
   FINANCIAL INSTRUMENTS
     Homebuilding:
       Interest rate swaps:
            Variable to fixed - notional
             amount                         $     --      --      --     200.0       --        --     200.0     (6.4)
            Average pay rate                      --      --      --       6.1%      --        --        --       --
            Average receive rate                                        30-day LIBOR
       Interest rate hedge:
            Notional amount                 $  200.0      --      --        --       --        --     200.0    (15.6)
            Average pay rate                     5.8%     --      --        --       --        --        --       --
            Average receive rate         10-year U.S. Treasury Note rate

                              CAUTIONARY STATEMENTS

         Certain statements contained in this Report may be "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Such statements involve risks, uncertainties and other factors that may cause actual results to differ materially from those which are anticipated. Such factors include, but are not limited to, changes in general economic conditions, the market for homes generally and in areas where the Company has developments, the availability and cost of land suitable for residential development, materials prices, labor costs, interest rates, consumer confidence, competition, environmental factors and government regulations affecting the Company's operations.

         The following factors, among others, could particularly affect the Company's operations and financial results and cause results to differ from those anticipated by "forward-looking statements" in this Report.

REAL ESTATE, ECONOMIC AND CERTAIN OTHER CONDITIONS

         The residential homebuilding industry is cyclical and is highly sensitive to changes in general economic conditions, such as levels of employment, consumer confidence and income, availability of financing for acquisition, construction and permanent mortgages, interest rate levels and demand for housing. Sales of new homes are also affected by the condition of the resale market for used homes, including foreclosed homes.

         The residential homebuilding industry has, from time-to-time, experienced fluctuating lumber prices and supply, as well as shortages of labor and other materials, including insulation, drywall, concrete, carpenters, electricians and plumbers. Delays in construction of homes due to these factors or to inclement weather conditions could have an adverse effect upon the Company's operations.

         Inflation can increase the cost of building materials, labor and other construction related costs. Conversely, deflation can reduce the value of the Company's inventory and can make it more difficult to include the full cost of previously purchased land in home sale prices.

INTEREST RATES AND MORTGAGE FINANCING

         Virtually all of the purchasers of the Company's homes finance their acquisitions through third-party lenders or the Company's financial services subsidiaries. In general, housing demand is adversely affected by increases in interest rates, housing costs and unemployment and by decreases in the availability of mortgage financing. In addition, various proposals for changes in the federal income tax laws have been discussed, some of which would remove or limit the deduction for home mortgage interest. If effective mortgage interest rates increase and the ability or willingness of prospective buyers to finance home purchases is adversely affected, the Company's operating results may also be negatively affected. The Company's homebuilding activities also are dependent upon the availability and cost of mortgage financing for buyers of homes owned by potential customers permitting those customers to sell their existing homes and purchase homes from the Company. Any limitations or restrictions on the availability of such financing could adversely affect the Company's sales.

VARIABILITY OF RESULTS

         The Company has historically experienced, and in the future expects to continue to experience, variability in operating results on a quarterly basis. Factors which may contribute to this variability include, among others (i) the timing of home closings; (ii) the timing of receipt of regulatory approvals for the construction of homes; (iii) the condition of the real estate market and general economic conditions; (iv) the cyclical nature of the homebuilding industry; (v) the prevailing interest rates and the availability of mortgage financing; (vi) pricing policies of the Company's competitors; (vii) the timing of the opening of new residential communities; (viii) weather and (ix) the cost and availability of materials and labor. The Company's historical financial performance is not necessarily a meaningful indicator of future results and, in particular, the Company expects its financial results to continue to vary from quarter to quarter.

DEPENDENCE ON KEY PERSONNEL

         The success of the Company depends to a significant degree on the efforts of the Company's senior management, especially its president and chief executive officer and other officers. The Company's operations may be adversely affected if one or more members of senior management cease to be active in the Company. The Company has designed its compensation structure and employee benefit programs to encourage long-term employment of executive officers.

YEAR 2000

         The "Year 2000 issue" relates to issues which may arise from the inability of existing computer systems to properly recognize the year 2000. If not corrected, computer systems may fail or miscalculate data. The Company uses a variety of operating systems, computer software applications, computer hardware equipment and other equipment in conjunction with its homebuilding and financial services operations. In addition, the Company uses other non-information technology internal office systems. The Company converted the majority of its computer information systems to one company-wide system which is Year 2000 compliant and made modifications to its other computer information systems to make them Year 2000 compliant. The Company is not currently aware of any issues which have arisen in any of its computer systems or other non-information technology systems as a result of the Year 2000 issue. In addition, the Company has not experienced or been notified of any significant Year 2000 issues relating to its significant vendors, subcontractors, suppliers and others.

                                    EMPLOYEES

         At November 30, 1999, the Company employed 4,859 individuals of whom 2,368 related to homebuilding operations and 2,491 related to financial services operations. Some of the subcontractors utilized by the Company may employ members of labor unions. The Company does not have collective bargaining agreements relating to its employees.

ITEM 2.    PROPERTIES.

         For information about properties owned by the Company for use in its homebuilding activities, see Item 1.

         The Company leases and maintains its executive offices, financial services subsidiary headquarters and principal Miami-Dade County, Florida homebuilding office in an office complex built by the Company and now owned by LNR. The leases for these offices expire in 2002. Other Company offices are located in Company-owned communities or in leased space.

ITEM 3.    LEGAL PROCEEDINGS.

         The Company and certain subsidiaries are parties to various claims, lawsuits, legal actions and complaints arising in the ordinary course of business. Although the specific allegations in the lawsuits differ, in general the majority of the lawsuits assert that the Company failed to construct buildings in the community involved in accordance with plans and specifications and applicable construction codes, and seek reimbursement for sums allegedly necessary to spend to remedy the alleged construction deficiencies, or assert contract issues or relate to personal injuries. Suits of these types are common within the homebuilding industry. The Company does not believe that these lawsuits or threatened lawsuits will have a material effect upon the Company.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

         Information concerning the market data for the Company's common stock and related security holder matters is incorporated by reference to page 50 of the Company's 1999 Annual Report to Stockholders.

ITEM 6.    SELECTED FINANCIAL DATA.

         Selected financial data is incorporated by reference to page 24 of the Company's 1999 Annual Report to Stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Management's discussion and analysis of financial condition and results of operations is incorporated by reference to pages 25 through 29 of the Company's 1999 Annual Report to Stockholders.

ITEM 7A.   MARKET RISK.

          For information on the Company's market risk, see Item 1.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Consolidated financial statements and supplementary data about the Company are incorporated by reference to pages 32 through 49 of the Company's 1999 Annual Report to Stockholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

             Not applicable.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information about the Company's directors is incorporated by reference to the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 29, 2000 (120 days after the end of the Company's fiscal year). The following people were the executive officers of Lennar Corporation on February 22, 2000:

         NAME/POSITION                                AGE       YEAR OF ELECTION
         -------------                                ---       ----------------

Stuart A. Miller,
    President and Chief Executive Officer             42              1997
Bruce E. Gross,
    Vice President and Chief Financial Officer        41              1997
Marshall H. Ames,
    Vice President                                    56              1982
Jonathan M. Jaffe,
    Vice President                                    40              1994
David B. McCain,
    Vice President, General Counsel and Secretary     39              1998
Allan J. Pekor,
    Vice President                                    63              1997
Diane J. Bessette,
    Controller                                        39              1997
Waynewright Malcolm,
    Treasurer                                         36              1997

         The year of election represents the year that the executive officer was elected to his/her current position.

         Mr. Stuart Miller (who is the son of Leonard Miller, the Chairman of the Board of Directors of the Company) has been President and Chief Executive Officer since April 1997. Prior to that, Mr. Miller held various executive positions with the Company and had been a Vice President since 1985. Mr. Miller is also the Chairman of the Board of LNR Property Corporation.

         Mr. Gross has been Vice President and Chief Financial Officer since 1997. Prior to joining the Company in 1997, Mr. Gross was employed as Senior Vice President, Controller and Treasurer of Pacific Greystone Corporation since its inception in 1991.

         Mr. Ames has been a Vice President since 1982 and has held various positions in the Company's Homebuilding Division.

         Mr. Jaffe has been a Vice President since 1994 and serves as a Regional President in the Company's Homebuilding Division.

         Mr. McCain has been employed by the Company since 1998 as Vice President, General Counsel and Secretary. Prior to joining the Company, Mr. McCain was employed at John Alden Asset Management Company for more than 10 years, where he last served as Vice President, General Counsel and Secretary.

         Mr. Pekor has held various executive positions with the Company since 1979. Mr. Pekor presently serves as Vice President of the Company and has served as President of Lennar Financial Services, Inc. since 1997.

         Ms. Bessette has been employed by the Company since 1995 and has been the Company's Controller since 1997. Prior to joining the Company, Ms. Bessette was employed as a Financial Senior Manager at the Holson Burnes Group, Inc. and before that, was employed by Price Waterhouse LLP.

         Mr. Malcolm joined the Company as Treasurer in 1997. Prior to joining the Company, Mr. Malcolm was employed as Director, Finance and Regulatory Affairs at Citizens Utilities Company.

ITEM 11.   EXECUTIVE COMPENSATION.

         The information called for by this item is incorporated by reference to the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 29, 2000 (120 days after the end of the Company's fiscal year).

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information called for by this item is incorporated by reference to the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 29, 2000 (120 days after the end of the Company's fiscal year).

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information called for by this item is incorporated by reference to the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 29, 2000 (120 days after the end of the Company's fiscal year).

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

        (a)   Documents filed as part of this Report.

              1. The following financial statements are incorporated by
                 reference in Item 8:

                                                                 PAGE IN 1999
                                                               ANNUAL REPORT TO
                      FINANCIAL STATEMENTS                       STOCKHOLDERS
                      --------------------                     ----------------

              Report of Independent Auditors                          30

              Consolidated Balance Sheets as of November 30,
              1999 and 1998                                           32

              Consolidated Statements of Earnings for the
              years ended November 30, 1999, 1998 and 1997            33

              Consolidated Statements of Cash Flows for the
              years ended November 30, 1999, 1998 and 1997            34

              Consolidated Statements of Stockholders' Equity
              for the years ended November 30, 1999, 1998
              and 1997                                                36

              Notes to Consolidated Financial Statements              37


              2. The following financial statement schedule is included in this
                 Report:

                 FINANCIAL STATEMENT SCHEDULE                PAGE IN THIS REPORT
                 ----------------------------                -------------------

              Independent Auditors' Report on Schedule                19

              II - Valuation and Qualifying Accounts                  20

              Information required by other schedules has either been incorporated in the financial statements and accompanying notes or is not applicable to the Company.

              3. The following exhibits are filed with this Report or
                 incorporated by reference:

                           3(a). Certificate of Amendment of Certificate of Incorporation, dated April 9, 1999.

                           3(b).    Amended and Restated Certificate of
                                    Incorporation, dated April 28, 1998 -
                                    Incorporated by reference to Annual Report on Form 10-K for the year ended November 30, 1998.

                           3(c). Bylaws - Incorporated by reference to Form 8-K dated October 31, 1997, file number 1-11749.

                           4(a). Indenture, dated as of December 31, 1997, between Lennar Corporation and First National Bank of Chicago, as trustee - Incorporated by Reference to Registration Statement No. 333-45527.

                           4(b). First Supplemental Indenture, dated as of July 29, 1998, between Lennar Corporation and First National Bank of Chicago, as trustee (relating to Lennar's Zero Coupon Senior Convertible Debentures due 2018) - Incorporated by reference to Form 8-K dated July 24, 1998, file number 1-11749.

                           4(c). Second Supplemental Indenture, dated as of February 19, 1999, between Lennar Corporation and First National Bank of Chicago, as trustee (relating to Lennar's
                                    7 5/8% Senior Notes due 2009) - Incorporated by reference to Form 8-K dated February 19, 1999, file number 1-11749.

                           10(a). Amended and Restated Lennar Corporation 1997 Stock Option Plan - Incorporated by reference to Annual Report on Form 10-K for the year ended November 30, 1997.

                           10(b). Lennar Corporation 1991 Stock Option Plan - Incorporated by reference to Registration Statement No. 33-45442.

                           10(c). Lennar Corporation Employee Stock Ownership Plan and Trust - Incorporated by reference to Registration Statement No. 2-89104.

                           10(d). Amendment dated December 13, 1989 to Lennar Corporation Employee Stock Ownership Plan - Incorporated by reference to Annual Report on Form 10-K for the year ended November 30, 1990.

                           10(e).   Lennar Corporation Employee Stock
                                    Ownership/401k Trust Agreement dated
                                    December 13, 1989 - Incorporated by
                                    reference to Annual Report on Form 10-K for the year ended November 30, 1990.

                           10(f). Amendment dated April 18, 1990 to Lennar Corporation Employee Stock Ownership/401k Plan - Incorporated by reference to Annual Report on Form 10-K for the year ended November 30, 1990.

                           10(g). Partnership Agreement for Lennar Land Partners by and between Lennar Land Partners Sub, Inc. and LNR Land Partners Sub, Inc., dated October 24, 1997 - Incorporated by reference to Annual Report on Form 10-K for the year ended November 30, 1997. Lennar Land Partners Sub II, Inc. and LNR Land Partners Sub II, Inc. entered into an identical Partnership Agreement for Lennar Land Partners II on June 28, 1999.

                           10(h). Separation and Distribution Agreement, dated June 10, 1997, between Lennar Corporation and LNR Property Corporation - Incorporated by reference to Registration Statement No. 333-35671.

                           10(i). Credit Agreement, dated October 31, 1997, by and among Lennar Land Partners and the Lenders named therein and a Guaranty Agreement of Lennar Corporation, dated October 31, 1997 - Incorporated by reference to Annual Report on Form 10-K for the year ended November 30, 1997. Lennar Land Partners II was added as a borrower to this agreement effective July 1, 1999.

                           10(j).   Revolving Credit Agreement (Facilities A and
                                    B), dated October 31, 1997, among Lennar
                                    Corporation and Certain Subsidiaries and the First National Bank of Chicago, as agent - Incorporated by reference to Annual Report on Form 10-K for the year ended November 30, 1997.

                           10(k).   First Amendment to Revolving Credit
                                    Agreement (Facilities A and B) dated January
                                    20, 1998, among Lennar Corporation and
                                    Certain Subsidiaries and the First National
                                    Bank of Chicago, as agent - Incorporated by reference to Annual Report on Form 10-K for the year ended November 30, 1997.

                           10(l). Equity Draw-Down Agreement, dated March 25, 1998, between Lennar Corporation and HSBC James Capel Canada, Inc. - Incorporated by reference to Annual Report on Form 10-K for the year ended November 30, 1998.

                           10(m). Voting Agreement, dated June 10, 1997, between Lennar Corporation, Warburg Pincus Investors, L.P. and Pacific Greystone Corporation - Incorporated by reference to Form 8-K dated June 10, 1997, file number 1-11749.

                           10(n). Plan and Agreement of Merger, dated as of February 16, 2000, between Lennar Corporation, U.S. Home Corporation and Len Acquisition Corporation - Incorporated by reference to Form 8-K dated February 23, 2000, file number 1-11749.

                           13. Pages 24 through 50 of the 1999 Annual Report to Stockholders.

                           21.      List of subsidiaries.

                           23.      Independent Auditors' Consent.

                           27.      Financial Data Schedule.

         (b) Reports on Form 8-K filed during the quarter ended November 30, 1999. Not applicable.

         (c)      The exhibits to this Report are listed in Item 14(a)3.

         (d) The financial statement schedules required by Regulation S-X which are excluded from the Annual Report to Stockholders as permitted by Rule 14a-3(b)(1) are listed in Item 14(a)2.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 LENNAR CORPORATION

                                                 /S/      STUART A. MILLER
                                                 -------------------------------
                                                 Stuart A. Miller
                                                 President, Chief Executive
                                                 Officer and Director
                                                 Date:    February 28, 2000

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

             Principal Executive Officer:

Stuart A. Miller                                 /S/      Stuart A.  Miller
President, Chief Executive                       -------------------------------
Officer and Director                             Date:    February 28, 2000

             Principal Financial Officer:

Bruce E. Gross                                   /S/       Bruce E. Gross
Vice President                                   -------------------------------
and Chief Financial Officer                      Date:    February 28, 2000

             Principal Accounting Officer:

Diane J. Bessette                                /S/      Diane J. Bessette
Controller                                       -------------------------------
                                                 Date:    February 28, 2000
             Directors:

Irving Bolotin                                   /S/      Irving Bolotin
                                                 -------------------------------
                                                 Date:    February 28, 2000

Jonathan M. Jaffe                                /S/      Jonathan M. Jaffe
                                                 -------------------------------
                                                 Date:    February 28, 2000

R. Kirk Landon                                   /S/      R. Kirk Landon
                                                 -------------------------------
                                                 Date:    February 28, 2000

Sidney Lapidus                                   /S/      Sidney Lapidus
                                                 -------------------------------
                                                 Date:    February 28, 2000

Reuben S. Leibowitz                              /S/      Reuben S. Leibowitz
                                                 -------------------------------
                                                 Date:    February 28, 2000

Leonard Miller                                   /S/      Leonard Miller
                                                 -------------------------------
                                                 Date:    February 28, 2000

Arnold P. Rosen                                  /S/      Arnold P. Rosen
                                                 -------------------------------
                                                 Date:    February 28, 2000

Steven J. Saiontz                                /S/      Steven J. Saiontz
                                                 -------------------------------
                                                 Date:    February 28, 2000

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Lennar Corporation:


We have audited the consolidated financial statements of Lennar Corporation (the "Corporation") as of November 30, 1999 and 1998 and for each of the three years in the period ended November 30, 1999, and have issued our report thereon dated January 11, 2000, except for Note 15, as to which the date is February 16, 2000; such financial statements and report are included in your 1999 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Lennar Corporation, listed in Item 14(a)2. The financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

Certified Public Accountants
Miami, Florida

January 11, 2000

                LENNAR CORPORATION AND SUBSIDIARIES   SCHEDULE II

                        Valuation and Qualifying Accounts

                  Years ended November 30, 1999, 1998 and 1997

                                                                             Additions
                                                                     ---------------------------
                                                                       Charged       Charged
                                                        Beginning      to costs      to other                           Ending
                     Description                         balance     and expenses    accounts         Deductions       balance
------------------------------------------------------ ------------- ------------- -------------     -------------    -----------
Year ended November 30, 1999
   Allowances deducted from assets to which they apply:
       Allowances for doubtful accounts and notes
       receivable                                    $   4,075,000     2,011,000         38,000       (3,653,000)      2,471,000
                                                       ============= ============= =============     =============    ===========
       Deferred income and unamortized discounts     $     231,000            --      1,156,000         (259,000)      1,128,000
                                                       ============= ============= =============     =============    ===========
       Loan loss reserve                             $   3,090,000     1,200,000         21,000         (533,000)      3,778,000
                                                       ============= ============= =============     =============    ===========
       Valuation allowance                           $   1,903,000        93,000         56,000         (803,000)      1,249,000
                                                       ============= ============= =============     =============    ===========
       Deferred tax asset valuation allowance        $   7,659,000            --        849,000               --       8,508,000
                                                       ============= ============= =============     =============    ===========
Year ended November 30, 1998
   Allowances deducted from assets to which they apply:
       Allowances for doubtful accounts and notes
       receivable                                    $   1,952,000     1,505,000      1,091,000         (473,000)      4,075,000
                                                       ============= ============= =============     =============    ===========
       Deferred income and unamortized discounts     $      85,000            --        146,000               --         231,000
                                                       ============= ============= =============     =============    ===========
       Loan loss reserve                             $   3,531,000       722,000             --       (1,163,000)      3,090,000
                                                       ============= ============= =============     =============    ===========
       Valuation allowance                           $   2,176,000            --        290,000         (563,000)      1,903,000
                                                       ============= ============= =============     =============    ===========
       Deferred tax asset valuation allowance        $   7,659,000            --             --               --       7,659,000
                                                       ============= ============= =============     =============    ===========
Year ended November 30, 1997
   Allowances deducted from assets to which they apply:
       Allowances for doubtful accounts and notes
       receivable                                    $   3,037,000       552,000             --       (1,637,000) (A)  1,952,000
                                                       ============= ============= =============     =============    ===========
       Deferred income and unamortized discounts     $     601,000            --             --         (516,000) (A)     85,000
                                                       ============= ============= =============     =============    ===========
       Loan loss reserve                             $   5,840,000     1,220,000             --       (3,529,000) (A)  3,531,000
                                                       ============= ============= =============     =============    ===========
       Valuation allowance                           $   2,745,000     1,119,000             --       (1,688,000)      2,176,000
                                                       ============= ============= =============     =============    ===========
       Deferred tax asset valuation allowance        $          --            --      7,659,000               --       7,659,000
                                                       ============= ============= =============     =============    ===========

(A) Includes amounts that were distributed in connection with the spin-off of the commercial real estate investment and management business as follows:
           Allowances for doubtful accounts and notes receivable      $  739,000
           Deferred income and unamortized discounts                  $  493,000
           Loan loss reserve                                          $1,996,000

                                  EXHIBIT INDEX

EXHIBIT  DESCRIPTION
-------  -----------

3(a). Certificate of Amendment of Certificate of Incorporation, dated April 9, 1999.

13.      Pages 24 through 50 of the 1999 Annual Report to Stockholders.

21.      List of subsidiaries.

23.      Independent Auditors' Consent.

27.      Financial Data Schedule.