Form 10-Q
period 2000-02-29
LENNAR CORP /NEW/
filed 2000-04-14
CIK 920760

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

For the quarterly period ended February 29, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES __X__ NO _____


Common shares outstanding as of March 31, 2000:

         Common                                  38,877,366
                                                 ----------
         Class B Common                           9,848,112
                                                  ---------

================================================================================

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                                 LENNAR CORPORATION AND SUBSIDIARIES
                                                Consolidated Condensed Balance Sheets
                                                (In thousands, except share amounts)
                                                                                                   (Unaudited)
                                                                                                   February 29,      November 30,
                                                                                                       2000              1999
---------------------------------------------------------------------------------------------------------------------------------
ASSETS
HOMEBUILDING:
  Cash and cash equivalents                                                                    $        30,179         83,256
  Receivables, net                                                                                      29,374         11,162
  Inventories                                                                                        1,393,024      1,274,551
  Investments in partnerships                                                                          173,169        173,310
  Other assets                                                                                          99,076         97,826
                                                                                              -----------------------------------
                                                                                                     1,724,822      1,640,105
FINANCIAL SERVICES                                                                                     328,246        417,542
---------------------------------------------------------------------------------------------------------------------------------
              TOTAL ASSETS                                                                     $     2,053,068      2,057,647
=================================================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY
HOMEBUILDING:
  Accounts payable and other liabilities                                                       $       316,761        333,532
  Mortgage notes and other debts payable, net                                                          750,184        523,661
                                                                                              -----------------------------------
                                                                                                     1,066,945        857,193
FINANCIAL SERVICES                                                                                     233,414        318,955
---------------------------------------------------------------------------------------------------------------------------------
              TOTAL LIABILITIES                                                                      1,300,359      1,176,148

STOCKHOLDERS' EQUITY:
  Preferred stock                                                                                            -              -
  Common stock of $0.10 par value per share,
      48,520,118 shares issued at February 29, 2000                                                      4,852          4,851
  Class B common stock of $0.10 par value per share,
      9,848,562 shares issued at February 29, 2000                                                         985            985
  Additional paid-in capital                                                                           525,718        525,623
  Retained earnings                                                                                    377,641        356,058
  Treasury stock, at cost; 9,709,500 shares at February 29, 2000                                      (156,487)        (6,018)
---------------------------------------------------------------------------------------------------------------------------------
              TOTAL STOCKHOLDERS' EQUITY                                                               752,709        881,499
---------------------------------------------------------------------------------------------------------------------------------
              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $     2,053,068      2,057,647
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

                                                 LENNAR CORPORATION AND SUBSIDIARIES
                                            Consolidated Condensed Statements of Earnings
                                                             (Unaudited)
                                              (In thousands, except per share amounts)

                                                                                                 Three Months Ended
                                                                                     --------------------------------------
                                                                                         February 29,          February 28,
                                                                                              2000                1999
---------------------------------------------------------------------------------------------------------------------------
REVENUES:
    Homebuilding                                                                       $     580,922            531,376
    Financial services                                                                        59,445             59,223
---------------------------------------------------------------------------------------------------------------------------
       Total revenues                                                                        640,367            590,599
---------------------------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES:
    Homebuilding                                                                             526,093            472,986
    Financial services                                                                        58,837             53,502
    Corporate general and administrative                                                       9,057              8,515
    Interest                                                                                   9,968              9,543
---------------------------------------------------------------------------------------------------------------------------
       Total costs and expenses                                                              603,955            544,546
---------------------------------------------------------------------------------------------------------------------------
EARNINGS BEFORE INCOME TAXES                                                                  36,412             46,053
Income taxes                                                                                  14,201             18,191
---------------------------------------------------------------------------------------------------------------------------
NET EARNINGS                                                                           $      22,211             27,862
===========================================================================================================================
BASIC EARNINGS PER SHARE                                                               $        0.42               0.48
===========================================================================================================================
DILUTED EARNINGS PER SHARE                                                             $        0.40               0.45
===========================================================================================================================

---------------------------------------------------------------------------------------------------------------------------
CASH DIVIDENDS PER COMMON SHARE                                                        $      0.0125             0.0125
---------------------------------------------------------------------------------------------------------------------------
CASH DIVIDENDS PER CLASS B COMMON SHARE                                                $     0.01125            0.01125
===========================================================================================================================


See accompanying notes to consolidated condensed financial statements.

                                                 LENNAR CORPORATION AND SUBSIDIARIES
                                           Consolidated Condensed Statements of Cash Flows
                                                             (Unaudited)
                                                           (In thousands)

                                                                                             Three Months Ended
                                                                                      -------------------------------
                                                                                       February 29,      February 28,
                                                                                           2000               1999
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                                         $  22,211              27,862
   Adjustments to reconcile net earnings to net cash used in operating activities:
        Depreciation and amortization                                                       8,135               8,645
        Amortization of discount/premium on debt, net                                       5,604               1,294
        Equity in earnings from partnerships                                               (4,229)             (3,060)
        Increase in deferred income taxes                                                   1,792               1,556
        Changes in assets and liabilities, net of effect of acquisitions:
           Increase in receivables                                                        (11,493)               (655)
           Increase in inventories                                                       (121,862)           (109,845)
           Increase in other assets                                                        (2,693)             (7,152)
           Decrease in financial services loans held for sale or disposition               64,992              34,754
           Decrease in accounts payable and other liabilities                             (23,913)            (33,639)
---------------------------------------------------------------------------------------------------------------------
          Net cash used in operating activities                                           (61,456)            (80,240)
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of operating properties and equipment                                         (4,074)             (3,576)
   (Increase) decrease in investments in partnerships, net                                  8,407             (15,776)
   Decrease in financial services mortgage loans                                              441               2,680
   Purchases of investment securities                                                      (2,916)               (975)
   Receipts from investment securities                                                      3,700               2,700
   Acquisitions of properties and businesses, net of cash acquired                           --                (7,178)
   Other, net                                                                                 143                 279
---------------------------------------------------------------------------------------------------------------------
          Net cash provided by (used in) investing activities                               5,701             (21,846)
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings (repayments) under revolving credit facilities                          229,600             (97,650)
   Net repayments under financial services short-term debt                                (77,837)            (19,625)
   Net proceeds from issuance of senior notes                                                --               266,153
   Proceeds from other borrowings                                                             635               1,809
   Principal payments on other borrowings                                                 (13,130)             (7,654)
   Limited-purpose finance subsidiaries, net                                                  (59)                256
   Common stock:
     Issuance                                                                                  96                  14
     Repurchases                                                                         (150,469)               --
     Dividends                                                                               (628)               (716)
---------------------------------------------------------------------------------------------------------------------
          Net cash provided by (used in) financing activities                             (11,792)            142,587
---------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                      (67,547)             40,501
Cash and cash equivalents at beginning of period                                          118,167              61,577
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                              $  50,620             102,078
=====================================================================================================================

                                                 LENNAR CORPORATION AND SUBSIDIARIES
                                    Consolidated Condensed Statements of Cash Flows -- Continued
                                                             (Unaudited)
                                                           (In thousands)
                                                                                             Three Months Ended
                                                                                      -------------------------------
                                                                                       February 29,      February 28,
                                                                                           2000               1999
---------------------------------------------------------------------------------------------------------------------
Summary of cash and cash equivalent balances:
   Homebuilding                                                                         $  30,179              74,543
   Financial services                                                                      20,441              27,535
---------------------------------------------------------------------------------------------------------------------
                                                                                        $  50,620             102,078
---------------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
   Cash paid for income taxes                                                           $   8,868              32,234
Supplemental disclosures of non-cash investing and financing activities:
   Purchases of inventory financed by sellers                                           $   4,780              16,303
=====================================================================================================================


See accompanying notes to consolidated condensed financial statements.

                       LENNAR CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)

(1)      BASIS OF PRESENTATION

The accompanying consolidated condensed financial statements include the accounts of Lennar Corporation and all subsidiaries and partnerships in which a controlling interest is held (the "Company"). The Company's investments in partnerships (and similar entities) in which a significant, but less than controlling, interest is held are accounted for by the equity method. All significant intercompany transactions and balances have been eliminated. The financial statements have been prepared by management without audit by independent public accountants and should be read in conjunction with the November 30, 1999 audited financial statements in the Company's Annual Report on Form 10-K for the year then ended. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the accompanying consolidated condensed financial statements have been made. Certain prior year amounts in the consolidated condensed financial statements have been reclassified to conform with the current period presentation.

The Company historically has experienced, and expects to continue to experience, variability in quarterly results. The consolidated condensed statement of earnings for the three months ended February 29, 2000 is not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

(2)      OPERATING SEGMENTS

The Company has two operating segments: Homebuilding and Financial Services.

Homebuilding operations include the sale and construction of single-family attached and detached homes in Florida, California, Texas, Arizona and Nevada. These activities also include the purchase, development and sale of residential land by the Company and partnerships in which it has investments.

Financial Services activities are conducted primarily through Lennar Financial Services, Inc. and its subsidiaries which provide mortgage financing, title insurance and closing services for Lennar homebuyers and others. The Division also packages and resells residential mortgage loans and mortgage-backed securities, performs mortgage loan servicing activities and provides cable television and alarm monitoring services to residents of Lennar communities and others.

(3)      TREASURY STOCK

In September 1999, the Company's Board of Directors approved the repurchase of up to ten million shares of the Company's outstanding common stock. The Company may repurchase shares, from time-to-time, subject to market conditions. As of February 29, 2000, the Company had repurchased approximately 9.7 million shares of its outstanding common stock for an aggregate purchase price of approximately $156.5 million (including approximately 9.3 million shares for an aggregate purchase price of approximately $150.5 million during the first quarter of
2000). On February 8, 2000, the Company's Board of Directors authorized the repurchase of an additional five million shares of the Company's outstanding common stock.

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

                                                                                      Three Months Ended
                                                                             -----------------------------------
                                                                                 February 29,     February 28,
    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                          2000            1999
    ------------------------------------------------------------------------------------------------------------
    NUMERATOR:
    Numerator for basic earnings per share - net earnings                  $         22,211               27,862
    Interest on zero coupon convertible debentures, net of tax                        1,428                1,362
    ------------------------------------------------------------------------------------------------------------
    Numerator for diluted earnings per share                               $         23,639               29,224
    ============================================================================================================
    DENOMINATOR:
    Denominator for basic earnings per share -
       weighted average shares                                                       53,160               58,216
    Effect of dilutive securities:
       Employee stock options                                                           411                  879
       Zero coupon convertible debentures                                             6,105                6,105
    ------------------------------------------------------------------------------------------------------------
    Denominator for diluted earnings per share -
       adjusted weighted average shares and
       assumed conversions                                                           59,676               65,200
    ============================================================================================================
    Basic earnings per share                                               $           0.42                 0.48
    ============================================================================================================
    Diluted earnings per share                                             $           0.40                 0.45
    ============================================================================================================

(5)      FINANCIAL SERVICES

The assets and liabilities related to the Company's financial services operations (as described in Note 2) are summarized as follows:

                                                                                 (Unaudited)
                                                                                 February 29,     November 30,
      (IN THOUSANDS)                                                                 2000            1999
      --------------------------------------------------------------------------------------------------------
      ASSETS:
      Cash and receivables, net                                            $        32,841              54,031
      Mortgage loans held for sale or disposition, net                             163,188             229,042
      Mortgage loans, net                                                           23,056              22,562
      Mortgage servicing rights, net                                                14,382              15,564
      Title plants                                                                  14,587              14,587
      Goodwill, net                                                                 19,571              20,070
      Other                                                                         36,526              36,062
      Limited-purpose finance subsidiaries                                          24,095              25,624
      --------------------------------------------------------------------------------------------------------
                                                                           $       328,246             417,542
      ========================================================================================================
      LIABILITIES:
      Notes and other debts payable                                        $       175,371             253,010
      Other                                                                         33,948              40,321
      Limited-purpose finance subsidiaries                                          24,095              25,624
      --------------------------------------------------------------------------------------------------------
                                                                           $       233,414             318,955
      ========================================================================================================

(6)      CASH AND CASH EQUIVALENTS

Cash and cash equivalents as of February 29, 2000 and November 30, 1999 included $23.7 million and $33.5 million, respectively, of cash held in escrow for periods of up to three days.

(7)      PENDING ACQUISITION OF U.S. HOME CORPORATION

In February 2000, the Company entered into a definitive agreement to acquire U.S. Home Corporation through a merger of U.S. Home with a subsidiary of the Company. U.S. Home stockholders will receive a total of approximately $476 million, of which approximately one-half will be in cash and the remainder will be in common stock of the Company. The common stock portion, and therefore the total purchase price, is subject to adjustment if the price of the Company's stock is greater or lower than specified levels. U.S. Home will become a wholly-owned subsidiary of the Company. The transaction is subject to approval by the stockholders of both companies. Both companies have scheduled stockholder meetings on April 28, 2000 to vote on the transaction. If the necessary stockholder approvals are obtained, the Company expects the transaction to close in May 2000.

U.S. Home is primarily a homebuilder, with operations in 11 states. U.S. Home had total revenues of $1.8 billion and net income of $72 million in 1999, and it delivered 9,069 homes during that year.

(8)      NEW FINANCING COMMITMENT

In March 2000, the Company announced that it had received commitments from Banc One Capital Markets and Deutsche Banc Alex. Brown and affiliates to provide a total of up to $1.8 billion of financing in connection with its agreement to acquire U.S. Home. The financing includes a $1 billion revolving credit facility, a $300 million institutional Term Loan B and a $500 million capital markets bridge loan. This committed financing will be used to refinance existing U.S. Home and Lennar debt and for ongoing general corporate purposes.

When the acquisition of U.S. Home takes place, holders of its publicly-held Notes (currently totaling $525 million) will have a right to require U.S. Home to repurchase their Notes for 101% of their principal amount within 90 days after the transaction is completed. In April 2000, the Company commenced a tender offer for all of U.S. Home's publicly-held Notes for 101% of their principal amount. The Company will also pay between $5 and $15 per $1,000 principal amount of Notes for consents to amendments to the indentures relating to the Notes which will eliminate most of the restrictive covenants in those indentures. The Company's obligation to purchase the tendered Notes is conditioned on completion of its acquisition of U.S. Home.

(9)      NEW ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". The effective date of this statement, as amended by SFAS No. 137, is for fiscal years beginning after June 15, 2000. SFAS No. 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, a change in the fair value of the derivative will either be offset against the change in the fair value of the hedged asset, liability, or firm commitment through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Management does not currently believe that the implementation of SFAS No. 133 will have a material impact on the Company's results of operations or financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN STATEMENTS CONTAINED IN THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS MAY BE "FORWARD-LOOKING STATEMENTS" AS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH STATEMENTS INVOLVE RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE WHICH ARE ANTICIPATED. SUCH FACTORS INCLUDE, BUT ARE NOT LIMITED TO, CHANGES IN GENERAL ECONOMIC CONDITIONS, THE MARKET FOR HOMES GENERALLY AND IN AREAS WHERE THE COMPANY HAS DEVELOPMENTS, THE AVAILABILITY AND COST OF LAND SUITABLE FOR RESIDENTIAL DEVELOPMENT, MATERIALS PRICES, LABOR COSTS, INTEREST RATES, CONSUMER CONFIDENCE, COMPETITION, ENVIRONMENTAL FACTORS AND GOVERNMENT REGULATIONS AFFECTING THE COMPANY'S OPERATIONS. SEE THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED NOVEMBER 30, 1999 FOR A FURTHER DISCUSSION OF THESE AND OTHER RISKS AND UNCERTAINTIES APPLICABLE TO THE COMPANY'S BUSINESS.

(1) RESULTS OF OPERATIONS

OVERVIEW
Net earnings were $22.2 million, or $0.40 per share diluted ($0.42 per share basic), in the first quarter of 2000, compared to $27.9 million, or $0.45 per share diluted ($0.48 per share basic), in the first quarter of 1999. Homebuilding operating earnings decreased in the first quarter of 2000 due primarily to a shift in deliveries from higher margin to lower margin areas. Financial Services operating earnings decreased primarily as a result of lower earnings from the Division's title services operations, which were impacted by a reduced number of refinancing transactions as a result of higher interest rates.

HOMEBUILDING
The following tables set forth selected financial and operational information related to the Homebuilding Division for the periods indicated (unaudited):

                                                                                  Three Months Ended
                                                                          ---------------------------------
(DOLLARS IN THOUSANDS, EXCEPT                                               February 29,      February 28,
 AVERAGE SALES PRICES)                                                         2000               1999
-----------------------------------------------------------------------------------------------------------
   REVENUES:
   Sales of homes                                                       $     523,948            506,769
   Sales of land and other revenues                                            52,745             21,547
   Equity in earnings from partnerships                                         4,229              3,060
-----------------------------------------------------------------------------------------------------------
      Total revenues                                                          580,922            531,376

   COSTS AND EXPENSES:
   Cost of homes sold                                                         420,967            400,418
   Cost of land and other expenses                                             45,163             16,585
   Selling, general and administrative                                         59,963             55,983
-----------------------------------------------------------------------------------------------------------
      Total costs and expenses                                                526,093            472,986
-----------------------------------------------------------------------------------------------------------
   OPERATING EARNINGS                                                   $      54,829             58,390
===========================================================================================================

   Gross margin on home sales - $                                       $     102,981            106,351
   Gross margin on home sales - %                                                19.7%              21.0%
   S,G&A expenses as a percentage of homebuilding revenues                       10.3%              10.5%
   Operating earnings as a percentage of homebuilding revenues                    9.4%              11.0%
   Average sales price                                                  $     217,000            211,000
===========================================================================================================

   SUMMARY OF HOME AND BACKLOG DATA
                                                                              Three Months Ended
                                                                      ---------------------------------
                                                                        February 29,      February 28,
   DELIVERIES                                                              2000               1999
-------------------------------------------------------------------------------------------------------
   Florida                                                                   769                759
   California                                                                666                791
   Texas                                                                     764                524
   Arizona/Nevada                                                            212                323
-------------------------------------------------------------------------------------------------------
                                                                           2,411              2,397
=======================================================================================================

   NEW ORDERS
-------------------------------------------------------------------------------------------------------
   Florida                                                                   851              1,030
   California                                                                860                843
   Texas                                                                     776                654
   Arizona/Nevada                                                            271                360
-------------------------------------------------------------------------------------------------------
                                                                           2,758              2,887
=======================================================================================================

   BACKLOG - HOMES
-------------------------------------------------------------------------------------------------------
   Florida                                                                 1,173              1,815
   California                                                                973              1,200
   Texas                                                                     664                833
   Arizona/Nevada                                                            428                742
-------------------------------------------------------------------------------------------------------
                                                                           3,238              4,590
=======================================================================================================
   BACKLOG - DOLLAR VALUE (IN THOUSANDS)                                $772,937            933,918
=======================================================================================================

Revenues from sales of homes increased 3% in the first quarter of 2000 to $523.9 million from $506.8 million in 1999. Revenues were higher due primarily to a 3% increase in the average sales price on new home deliveries to $217,000 in the first quarter of 2000 from $211,000 in the first quarter of 1999. New home deliveries totaled 2,411 homes in the first quarter of 2000, compared to 2,397 homes in the first quarter of 1999.

Gross margin as a percentage of sales of homes was 19.7% in the first quarter of 2000, compared to 21.0% in the same period in 1999. The lower gross margin percentage in 2000 reflected a shift in the quarter to a lower percentage of deliveries from California, where the gross margin percentage is currently higher than the Company average, to a higher percentage of deliveries in Texas, where the Company experienced a reduced margin percentage compared to last year.

Revenues from land sales totaled $51.3 million in the first quarter of 2000, compared to $19.7 million in the same period in 1999. Gross margins from land sales totaled $6.4 million, or 12.5%, in the first quarter of 2000, compared to $3.7 million, or 18.7%, last year. Equity in earnings from partnerships increased to $4.2 million in the first quarter of 2000 from $3.1 million in the first quarter of 1999. Margins achieved on land sales and equity in earnings from partnerships may vary significantly from period to period depending on the timing of land sales by the Company and its partnerships.

Selling, general and administrative expenses as a percentage of homebuilding revenues were 10.3% in the first quarter of 2000, compared to 10.5% in the first quarter of 1999.

At February 29, 2000, the Company's backlog of sales contracts was 3,238 homes ($773 million), compared to 4,590 homes ($934 million) at February 28, 1999. The decrease in backlog was due to an improved backlog conversion ratio of 83% in the first quarter of 2000, compared to 58% in the first quarter of 1999, and a decline in new orders in recent quarters.

FINANCIAL SERVICES
The following table presents selected financial data related to the Financial Services Division for the periods indicated (unaudited):

                                                       Three Months Ended
                                                 -------------------------------
                                                     February 29,   February 28,
 (DOLLARS IN THOUSANDS)                                  2000          1999
--------------------------------------------------------------------------------
 Revenues                                        $      59,445          59,223
 Costs and expenses                                     58,837          53,502
--------------------------------------------------------------------------------
 Operating earnings                              $         608           5,721
================================================================================
 Dollar value of mortgages originated            $     483,018         269,667
--------------------------------------------------------------------------------
 Number of mortgages originated                          3,200           1,900
--------------------------------------------------------------------------------
 Principal balance of servicing portfolio        $   2,969,355       3,238,847
--------------------------------------------------------------------------------
 Number of loans serviced                               37,000          40,000
--------------------------------------------------------------------------------
 Number of title transactions                           26,000          38,000
================================================================================

Operating earnings from the Financial Services Division decreased in the first quarter of 2000 to $0.6 million from $5.7 million in the same period in 1999. This decrease was primarily due to lower title earnings which resulted from a 31% decrease in the number of title transactions. The decrease in title transactions reflected lower refinancing activity as a result of higher interest rates.

CORPORATE GENERAL AND ADMINISTRATIVE EXPENSES
Corporate general and administrative expenses as a percentage of total revenues were 1.4% in the first quarter of both 2000 and 1999.

INTEREST EXPENSE
In the first quarter of 2000, interest expense was $10.0 million, or 1.6% of total revenues, compared to interest expense of $9.5 million, or 1.6% of total revenues, in 1999. Interest incurred was $12.8 million in the first quarter of 2000, compared to $12.1 million last year. The increase in interest incurred was primarily due to a higher average borrowing rate in 2000.

(2) LIQUIDITY AND FINANCIAL RESOURCES

In the first quarter of 2000, $61.5 million of cash was used in the Company's operating activities, compared to $80.2 million in the first quarter of 1999. In the first quarter of 2000, $121.9 million of cash was used to increase inventories through land purchases, land development and construction and $23.9 million was used to reduce accounts payable and other liabilities. These uses of cash were partially offset by $22.2 million of net earnings and $65.0 million of cash received from the sale or disposition of loans by the Company's Financial Services Division. In the first quarter of 1999, $109.8 million of cash was used to increase inventories through land purchases, land development and construction and $33.6 million was used to reduce accounts payable and other liabilities. These uses of cash were partially offset by $27.9 million of net earnings and $34.8 million of cash received from the sale or disposition of loans by the Company's Financial Services Division.

Cash provided by investing activities totaled $5.7 million in the first quarter of 2000, compared to cash used in investing activities of $21.8 million in the corresponding period in 1999. In the first quarter of 2000, $8.4 million of cash was provided by the Company's investments in partnerships. In the first quarter of 1999, $15.8 million of cash was used to increase the Company's investments in partnerships.

The Company meets the majority of its short-term financing needs with cash generated from operations and funds available under its unsecured revolving credit facilities. At February 29, 2000, the Company had unsecured revolving credit facilities in the aggregate amount of $645 million, which were available to refinance existing indebtedness, for working capital, for acquisitions and for general corporate purposes. At February 29, 2000, $229.6 million was outstanding under the Company's revolving credit facilities, compared to no balance outstanding at November 30, 1999. The increase from November 30, 1999 was due to borrowings associated with seasonal homebuilding activities and repurchases of common stock.

In September 1999, the Company's Board of Directors approved the repurchase of up to ten million shares of the Company's outstanding common stock. The Company may repurchase shares, from time-to-time, subject to market conditions. As of February 29, 2000, the Company had repurchased approximately 9.7 million shares of its outstanding common stock for an aggregate purchase price of approximately $156.5 million (including approximately 9.3 million shares for an aggregate purchase price of approximately $150.5 million during the first quarter of
2000). On February 8, 2000, the Company's Board of Directors authorized the repurchase of an additional five million shares of the Company's outstanding common stock.

In March 1999, the Company filed a shelf registration statement and prospectus with the Securities and Exchange Commission to offer, from time-to-time, its common stock, preferred stock, depositary shares, debt securities or warrants at an aggregate initial offering price not to exceed $500 million. Proceeds can be used for repayment of debt, acquisitions and general corporate purposes. As of February 29, 2000, no securities had been issued under this registration statement.

Based on the Company's current financial condition and financial market resources, management believes that its operations and capital resources will provide for its current and long-term capital requirements at the Company's anticipated levels of growth.

(3) PENDING ACQUISITION OF U.S. HOME CORPORATION

In February 2000, the Company entered into a definitive agreement to acquire U.S. Home Corporation through a merger of U.S. Home with a subsidiary of the Company. U.S. Home stockholders will receive a total of approximately $476 million, of which approximately one-half will be in cash and the remainder will be in common stock of the Company. The common stock portion, and therefore the total purchase price, is subject to adjustment if the price of the Company's stock is greater or lower than specified levels. U.S. Home will become a wholly-owned subsidiary of the Company. The transaction is subject to approval by the stockholders of both companies. Both companies have scheduled stockholder meetings on April 28, 2000 to vote on the transaction. If the necessary stockholder approvals are obtained, the Company expects the transaction to close in May 2000.

U.S. Home is primarily a homebuilder, with operations in 11 states. U.S. Home had total revenues of $1.8 billion and net income of $72 million in 1999, and it delivered 9,069 homes during that year.

(4) NEW FINANCING COMMITMENT

In March 2000, the Company announced that it had received commitments from Banc One Capital Markets and Deutsche Banc Alex. Brown and affiliates to provide a total of up to $1.8 billion of financing in connection with its agreement to acquire U.S. Home. The financing includes a $1 billion revolving credit facility, a $300 million institutional Term Loan B and a $500 million capital markets bridge loan. This committed financing will be used to refinance existing U.S. Home and Lennar debt and for ongoing general corporate purposes.

When the acquisition of U.S. Home takes place, holders of its publicly-held Notes (currently totaling $525 million) will have a right to require U.S. Home to repurchase their Notes for 101% of their principal amount within 90 days after the transaction is completed. In April 2000, the Company commenced a tender offer for all of U.S. Home's publicly-held Notes for 101% of their principal amount. The Company will also pay between $5 and $15 per $1,000 principal amount of Notes for consents to amendments to the indentures relating to the Notes which will eliminate most of the restrictive covenants in those indentures. The Company's obligation to purchase the tendered Notes is conditioned on completion of its acquisition of U.S. Home.

PART II.  OTHER INFORMATION

ITEMS 1-5. NOT APPLICABLE.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits:
               (27) Financial Data Schedule.

          (b) Reports on Form 8-K: A report on Form 8-K dated February 16, 2000 was filed by the Registrant providing information in connection with the Company's agreement to merge with U.S. Home Corporation.

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

                                                   LENNAR CORPORATION
                                            -------------------------------
                                                      (Registrant)






Date:  April 14, 2000                       /S/      BRUCE E. GROSS
                                            -------------------------------
                                                     Bruce E. Gross
                                                  Vice President and
                                               Chief Financial Officer






Date:  April 14, 2000                       /S/      DIANE J. BESSETTE
                                            ---------------------------------
                                                     Diane J. Bessette
                                                    Vice President and
                                                       Controller

                                 EXHIBIT INDEX

EXHIBIT             DESCRIPTION
-------             -----------

   27               Financial Data Schedule