Form 10-Q
period 2000-05-31
LENNAR CORP /NEW/
filed 2000-07-17
CIK 920760

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

For the quarterly period ended May 31, 2000

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


Common shares outstanding as of June 30, 2000:

         Common                                   51,780,326
                                                  ----------
         Class B Common                            9,848,112
                                                   ---------

================================================================================

Part I.  Financial Information

Item 1.  Financial Statements

                                               Lennar Corporation and Subsidiaries
                                              Consolidated Condensed Balance Sheets
                                             (In thousands, except per share amounts)
                                                                                                  (Unaudited)
                                                                                                      May 31,       November 30,
                                                                                                       2000              1999
---------------------------------------------------------------------------------------------------------------------------------
ASSETS
Homebuilding:
  Cash and cash equivalents                                                                    $        72,234         83,256
  Receivables, net                                                                                      43,815         11,162
  Inventories                                                                                        2,641,423      1,274,551
  Investments in partnerships                                                                          243,829        173,310
  Other assets                                                                                         267,483         97,826
                                                                                              -----------------------------------
                                                                                                     3,268,784      1,640,105
Financial services                                                                                     536,528        417,542
---------------------------------------------------------------------------------------------------------------------------------
              Total assets                                                                     $     3,805,312      2,057,647
---------------------------------------------------------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY
Homebuilding:
  Accounts payable and other liabilities                                                       $       596,971        333,532
  Mortgage notes and other debts payable, net                                                        1,732,784        523,661
                                                                                              -----------------------------------
                                                                                                     2,329,755        857,193
Financial services                                                                                     421,530        318,955
---------------------------------------------------------------------------------------------------------------------------------
              Total liabilities                                                                      2,751,285      1,176,148

Stockholders' equity:
  Preferred stock                                                                                            -              -
  Common stock of $0.10 par value per share,
    61,626 shares issued at May 31, 2000                                                                 6,163          4,851
  Class B common stock of $0.10 par value per share,
    9,848 shares issued at May 31, 2000                                                                    985            985
  Additional paid-in capital                                                                           792,490        525,623
  Retained earnings                                                                                    413,332        356,058
  Treasury stock, at cost; 9,848 shares at May 31, 2000                                               (158,943)        (6,018)
---------------------------------------------------------------------------------------------------------------------------------
              Total stockholders' equity                                                             1,054,027        881,499
---------------------------------------------------------------------------------------------------------------------------------
              Total liabilities and stockholders' equity                                       $     3,805,312      2,057,647
---------------------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated condensed financial statements.

                       Lennar Corporation and Subsidiaries
                  Consolidated Condensed Statements of Earnings
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                                     Three Months Ended                 Six Months Ended
                                                                          May 31,                           May 31,
                                                                 ----------------------------     -----------------------------
                                                                    2000           1999              2000           1999
-------------------------------------------------------------------------------------------------------------------------------
Revenues:
    Homebuilding                                               $   887,131         670,157          1,468,053       1,201,533
    Financial services                                              81,049          68,200            140,494         127,423
-------------------------------------------------------------------------------------------------------------------------------
       Total revenues                                              968,180         738,357          1,608,547       1,328,956
-------------------------------------------------------------------------------------------------------------------------------
Costs and expenses:
    Homebuilding                                                   811,303         594,403          1,337,396       1,067,389
    Financial services                                              66,109          58,748            124,946         112,250
    Corporate general and administrative                            11,269           8,806             20,326          17,321
    Interest                                                        19,760          10,960             29,728          20,503
-------------------------------------------------------------------------------------------------------------------------------
       Total costs and expenses                                    908,441         672,917          1,512,396       1,217,463
-------------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                        59,739          65,440             96,151         111,493
Income taxes                                                        23,298          25,849             37,499          44,040
-------------------------------------------------------------------------------------------------------------------------------
Net earnings                                                   $    36,441          39,591             58,652          67,453
-------------------------------------------------------------------------------------------------------------------------------
Basic earnings per share                                       $      0.69            0.68               1.11            1.16
-------------------------------------------------------------------------------------------------------------------------------
Diluted earnings per share                                     $      0.64            0.63               1.03            1.08
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
Cash dividends per common share                                $    0.0125          0.0125              0.025           0.025
-------------------------------------------------------------------------------------------------------------------------------
Cash dividends per Class B common share                        $   0.01125         0.01125             0.0225          0.0225
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

                       Lennar Corporation and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                                                        Six Months Ended
                                                                                                             May 31,
                                                                                               ----------------------------------
                                                                                                     2000              1999
---------------------------------------------------------------------------------------------------------------------------------
  Cash flows from operating activities:
     Net earnings                                                                               $    58,652            67,453
     Adjustments to reconcile net earnings to net cash used in operating activities:
        Depreciation and amortization                                                                18,127            18,747
        Amortization of discount/premium on debt, net                                                 8,317             3,758
        Equity in earnings from partnerships                                                         (6,494)           (4,464)
        Increase in deferred income taxes                                                            13,606            13,996
        Changes in assets and liabilities, net of effect of acquisitions:
          (Increase) decrease in receivables                                                        (15,213)            1,094
          Increase in inventories                                                                   (94,615)         (180,699)
          Increase in other assets                                                                  (25,023)          (12,079)
          (Increase) decrease in financial services loans held for sale or disposition              (17,312)           18,580
          Decrease in accounts payable and other liabilities                                        (94,611)          (32,186)
---------------------------------------------------------------------------------------------------------------------------------
         Net cash used in operating activities                                                     (154,566)         (105,800)
---------------------------------------------------------------------------------------------------------------------------------
  Cash flows from investing activities:
     Purchases of operating properties and equipment                                                (10,189)           (7,062)
     Increase in investments in partnerships, net                                                    (3,751)          (23,144)
     Decrease in financial services mortgage loans                                                      546             2,709
     Purchases of investment securities                                                              (8,589)           (5,181)
     Receipts from investment securities                                                              5,238             3,800
     Acquisition of U.S. Home Corporation, net of cash acquired                                    (152,386)                -
     Acquisitions of properties and businesses, net of cash acquired                                 (4,305)          (20,172)
     Other, net                                                                                           -               178
---------------------------------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                                                     (173,436)          (48,872)
---------------------------------------------------------------------------------------------------------------------------------
  Cash flows from financing activities:
     Net borrowings under credit facilities                                                         872,100            41,850
     Net borrowings (repayments) under financial services short-term debt                            82,730            (7,364)
     Payments for tender of U.S. Home's senior notes                                               (514,019)                -
     Net proceeds from issuance of 9.95% senior notes                                               294,988                 -
     Net proceeds from issuance of 7 5/8% senior notes                                                    -           266,153
     Proceeds from other borrowings                                                                   1,812             1,809
     Principal payments on other borrowings                                                        (262,868)         (146,868)
     Limited-purpose finance subsidiaries, net                                                          108               372
     Common stock:
        Issuance                                                                                      1,312               480
        Repurchases                                                                                (152,925)                -
        Dividends                                                                                    (1,378)           (1,432)
---------------------------------------------------------------------------------------------------------------------------------
         Net cash provided by financing activities                                                  321,860           155,000
---------------------------------------------------------------------------------------------------------------------------------
  Net increase (decrease) in cash and cash equivalents                                               (6,142)              328
  Cash and cash equivalents at beginning of period                                                  118,167            61,577
---------------------------------------------------------------------------------------------------------------------------------
  Cash and cash equivalents at end of period                                                    $   112,025            61,905
---------------------------------------------------------------------------------------------------------------------------------

                     Lennar Corporation and Subsidiaries
        Consolidated Condensed Statements of Cash Flows -- Continued
                                 (Unaudited)
                               (In thousands)

                                                                                            Six Months Ended
                                                                                                 May 31,
                                                                                    --------------------------------
                                                                                         2000             1999
--------------------------------------------------------------------------------------------------------------------
Summary of cash and cash equivalent balances:
   Homebuilding                                                                     $    72,234            27,642
   Financial services                                                                    39,791            34,263
--------------------------------------------------------------------------------------------------------------------
                                                                                    $   112,025            61,905
--------------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
   Cash paid for interest, net of amounts capitalized                               $    11,778             4,989
   Cash paid for income taxes                                                       $    30,726            51,033
Supplemental disclosures of non-cash investing and financing activities:
   Purchases of inventory financed by sellers                                       $     4,984            19,172
--------------------------------------------------------------------------------------------------------------------


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

The Company historically has experienced, and expects to continue to experience, variability in quarterly results. The consolidated condensed statements of earnings for the three and six months ended May 31, 2000 are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

(2)      Business Segments

The Company has two business segments: Homebuilding and Financial Services.

Homebuilding operations include the sale and construction of single-family attached and detached homes in 13 states. These activities also include the purchase, development and sale of residential land by the Company and partnerships in which it has investments.

Financial Services activities are conducted primarily through Lennar Financial Services, Inc. and its subsidiaries and U.S. Home Mortgage Corporation, which provide mortgage financing, title insurance and closing services for Lennar homebuyers and others. The Financial Services Division also packages and resells residential mortgage loans and mortgage-backed securities, performs mortgage loan servicing activities and provides cable television and alarm monitoring services to residents of Lennar communities and others.

(3)      Acquisition of U.S. Home Corporation

On May 3, 2000, the Company acquired U.S. Home Corporation in a transaction in which U.S. Home stockholders received a total of approximately $243 million in cash and 13 million shares of the Company's common stock. U.S. Home is primarily a homebuilder, with operations in 13 states. U.S. Home had total revenues of $1.8 billion and net income of $72.4 million in 1999, and it delivered 9,246 homes (including joint ventures) during that year.

The acquisition was accounted for using the purchase method of accounting. In connection with the transaction, the Company acquired assets with a fair value of $1.7 billion, assumed liabilities with a fair value of $1.2 billion and recorded goodwill of $48 million. Goodwill is being amortized on a straight-line basis over 20 years. Revenues and net earnings on an unaudited pro forma basis would have been $2.4 billion and $92.3 million, respectively, for the six months ended May 31, 2000 and $2.2 billion and $89.7 million, respectively, for the six months ended May 31, 1999, had the acquisition occurred on December 1, 1998. Pro forma earnings per share would have been $1.35 per share diluted ($1.45 per share basic) for the six months ended May 31, 2000 and $1.19 per share diluted ($1.26 per share basic) for the six months ended May 31, 1999. The pro forma information gives effect to actual operating results prior to the acquisition, adjusted for the pro forma effect of interest expense, amortization of goodwill, and certain other adjustments, together with their related income tax effect. The pro forma information does not purport to be indicative of the results of operations which would have actually been reported had the acquisition occurred on December 1, 1998.

(4)      Debt

As a result of the U.S. Home acquisition, holders of U.S. Home's publicly-held Notes totaling $525 million were entitled to require U.S. Home to repurchase the Notes for 101% of their principal amount within 90 days after the transaction was completed. Independent of that requirement, in April 2000, the Company made a tender offer for all of the Notes and solicitation of consents to modify provisions of the indentures relating to the Notes. The Company paid approximately $514 million, which includes tender and consent fees, for all of the U.S. Home Notes which were properly tendered in response to the Company's offer. Pursuant to the requirement described above, after the acquisition was completed, the Company offered to repurchase the remaining $19 million of U.S. Home's publicly-held Notes. This offer expires July 27, 2000.

In May 2000, the Company issued $325 million of 9.95% Senior Notes due 2010 at a price of 92.313% for the purpose of purchasing U.S. Home's publicly-held Notes that were tendered in response to the Company's offer and consent solicitation in April 2000, and to pay associated costs and expenses. Proceeds from the offering, after underwriting discount and expenses, were approximately $295 million.

In May 2000, the Company also entered into new financing arrangements related to the acquisition of U.S. Home, for working capital and for future growth. The financing includes senior secured credit facilities with a group of financial institutions which provides the Company with up to $1.4 billion of financing. The credit facilities consist of a $700 million five-year revolving credit facility, a $300 million 364-day revolving credit facility and a $400 million term loan B. At May 31, 2000, $872.1 million was outstanding under these credit facilities.

(5)      Treasury Stock

In September 1999, the Company's Board of Directors approved the repurchase of up to ten million shares of the Company's outstanding common stock from time-to-time, subject to market conditions. On February 8, 2000, the Company's Board of Directors authorized the repurchase of an additional five million shares of the Company's outstanding common stock. As of May 31, 2000, the Company had repurchased approximately 9.8 million shares of its outstanding common stock for an aggregate purchase price of approximately $158.9 million.

(6)      Earnings Per Share

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

                                                             Three Months Ended               Six Months Ended
                                                                  May 31,                         May 31,
                                                       -----------------------------    -------------------------
    (In thousands, except per share amounts)               2000              1999           2000          1999
    -------------------------------------------------------------------------------------------------------------
    Numerator:
    Numerator for basic earnings per share -
       net earnings                                    $   36,441           39,591         58,652        67,453
    Interest on zero-coupon convertible
       debentures, net of tax                               1,447            1,380          2,875         2,742
    -------------------------------------------------------------------------------------------------------------
    Numerator for diluted earnings per share           $   37,888           40,971         61,527        70,195
    -------------------------------------------------------------------------------------------------------------

    Denominator:
    Denominator for basic earnings per share -
       weighted average shares                             52,779           58,281         52,970        58,249
    Effect of dilutive securities:
       Employee stock options                                 542              772            476           825
       Zero-coupon convertible debentures                   6,105            6,105          6,105         6,105
    -------------------------------------------------------------------------------------------------------------
    Denominator for diluted earnings per share -
       adjusted weighted average shares and
       assumed conversions                                 59,426           65,158         59,551        65,179
    -------------------------------------------------------------------------------------------------------------
    Basic earnings per share                           $     0.69             0.68           1.11          1.16
    -------------------------------------------------------------------------------------------------------------
    Diluted earnings per share                         $     0.64             0.63           1.03          1.08
    -------------------------------------------------------------------------------------------------------------

(7)      Financial Services

The assets and liabilities related to the Company's financial services operations (as described in Note 2) are summarized as follows:

                                                                                  (Unaudited)
                                                                                     May 31,          November 30,
              (In thousands)                                                          2000                1999
              -----------------------------------------------------------------------------------------------------
              Assets:
              Cash and receivables, net                                           $   74,591              54,031
              Mortgage loans held for sale or disposition, net                       317,572             229,042
              Mortgage loans, net                                                     30,067              22,562
              Mortgage servicing rights, net                                          15,341              15,564
              Title plants                                                            14,606              14,587
              Goodwill, net                                                           23,581              20,070
              Other                                                                   38,004              36,062
              Limited-purpose finance subsidiaries                                    22,766              25,624
              -----------------------------------------------------------------------------------------------------
                                                                                  $  536,528             417,542
              -----------------------------------------------------------------------------------------------------
              Liabilities:
              Notes and other debts payable                                       $  346,280             253,010
              Other                                                                   52,484              40,321
              Limited-purpose finance subsidiaries                                    22,766              25,624
              -----------------------------------------------------------------------------------------------------
                                                                                  $  421,530             318,955
              -----------------------------------------------------------------------------------------------------

(8)      Cash and Cash Equivalents

Cash and cash equivalents as of May 31, 2000 and November 30, 1999 included $57.8 million and $33.5 million, respectively, of cash held in escrow for periods of up to three days.

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

(10)     Supplemental Financial Information

As discussed in Note 4, the Company sold $325 million of 9.95% Senior Notes due 2010. The Company's obligations to pay principal, premium, if any, and interest under the Notes are guaranteed on a joint and several basis by substantially all of its subsidiaries, other than subsidiaries engaged in mortgage and title reinsurance activities. The Company has determined that separate, full financial statements of the guarantors would not be material to investors and, accordingly, supplemental financial information for the guarantors is presented below. Consolidating statements of cash flows are not presented because cash flows for the non-guarantor subsidiaries were not significant for any of the periods presented.

                      Consolidating Condensed Balance Sheet
                                  May 31, 2000
                                   (Unaudited)

                                                 Lennar        Guarantor   Non-Guarantor
(In thousands)                                 Corporation   Subsidiaries   Subsidiaries   Eliminations       Total
-------------------------------------------------------------------------------------------------------------------------
ASSETS
Homebuilding:
   Cash and receivables, net                   $    61,073        54,319            657               -         116,049
   Inventories                                           -     2,634,761          6,662               -       2,641,423
   Investments in partnerships                           -       243,829              -               -         243,829
   Other assets                                     83,199       184,284              -               -         267,483
   Investments in subsidiaries                   1,295,468       180,320              -     (1,475,788)               -
-------------------------------------------------------------------------------------------------------------------------
                                                 1,439,740     3,297,513          7,319     (1,475,788)       3,268,784
Financial services                                       -        18,651        517,877               -         536,528
-------------------------------------------------------------------------------------------------------------------------
      Total assets                             $ 1,439,740     3,316,164        525,196     (1,475,788)       3,805,312
-------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND
    STOCKHOLDERS' EQUITY
Homebuilding:
    Accounts payable and other liabilities     $   112,033       482,923          2,015               -         596,971
    Mortgage notes and other debts
         payable, net                            1,684,629        48,155              -               -       1,732,784
    Intercompany                                (1,410,949)    1,486,517        (75,568)              -               -
-------------------------------------------------------------------------------------------------------------------------
                                                   385,713     2,017,595        (73,553)              -       2,329,755
Financial services                                       -         3,101        418,429               -         421,530
-------------------------------------------------------------------------------------------------------------------------
       Total liabilities                           385,713     2,020,696        344,876               -       2,751,285
Stockholders' equity                             1,054,027     1,295,468        180,320     (1,475,788)       1,054,027
-------------------------------------------------------------------------------------------------------------------------
       Total liabilities and stockholders'
          equity                               $ 1,439,740     3,316,164        525,196     (1,475,788)       3,805,312
-------------------------------------------------------------------------------------------------------------------------

                      Consolidating Condensed Balance Sheet
                                November 30, 1999
                                   (Unaudited)

                                                 Lennar       Guarantor    Non-Guarantor
(In thousands)                                Corporation    Subsidiaries   Subsidiaries   Eliminations       Total
-------------------------------------------------------------------------------------------------------------------------
ASSETS
Homebuilding:
   Cash and receivables, net                 $     48,343         45,534            541               -          94,418
   Inventories                                          -      1,267,050          7,501               -       1,274,551
   Investments in partnerships                          -        173,310              -               -         173,310
   Other assets                                    63,143         34,683              -               -          97,826
   Investments in subsidiaries                    573,291        107,900              -       (681,191)               -
-------------------------------------------------------------------------------------------------------------------------
                                                  684,777      1,628,477          8,042       (681,191)       1,640,105
Financial services                                      -         26,132        391,410               -         417,542
-------------------------------------------------------------------------------------------------------------------------
       Total assets                          $    684,777      1,654,609        399,452       (681,191)       2,057,647
-------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND
   STOCKHOLDERS' EQUITY
Homebuilding:
   Accounts payable and other liabilities    $    103,002        228,421          2,109               -         333,532
   Mortgage notes and other debts
       payable, net                               507,445         16,216              -               -         523,661
   Intercompany                                  (807,169)       827,316        (20,147)              -               -
-------------------------------------------------------------------------------------------------------------------------
                                                 (196,722)     1,071,953        (18,038)              -         857,193
Financial services                                      -          9,365        309,590               -         318,955
-------------------------------------------------------------------------------------------------------------------------
       Total liabilities                         (196,722)     1,081,318        291,552               -       1,176,148
Stockholders' equity                              881,499        573,291        107,900       (681,191)         881,499
-------------------------------------------------------------------------------------------------------------------------
       Total liabilities and stockholders'
         equity                              $    684,777      1,654,609        399,452       (681,191)       2,057,647
-------------------------------------------------------------------------------------------------------------------------

                  Consolidating Condensed Statement of Earnings
                          Six Months Ended May 31, 2000
                                   (Unaudited)

                                                 Lennar       Guarantor    Non-Guarantor
(In thousands)                                Corporation    Subsidiaries   Subsidiaries   Eliminations       Total
-------------------------------------------------------------------------------------------------------------------------
Revenues:
    Homebuilding                            $           -     1,465,178          2,875              -       1,468,053
    Financial services                                  -        25,696        114,798              -         140,494
-------------------------------------------------------------------------------------------------------------------------
       Total revenues                                   -     1,490,874        117,673              -       1,608,547
-------------------------------------------------------------------------------------------------------------------------
Costs and expenses:
    Homebuilding                                        -     1,335,419          1,977              -       1,337,396
    Financial services                                  -        24,220        100,726              -         124,946
    Corporate general and administrative           20,326             -              -              -          20,326
    Interest                                            -        29,728              -              -          29,728
-------------------------------------------------------------------------------------------------------------------------
       Total costs and expenses                    20,326     1,389,367        102,703              -       1,512,396
-------------------------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes               (20,326)      101,507         14,970              -          96,151
Provision (benefit) for income taxes               (8,047)       39,588          5,958              -          37,499
Equity in earnings from subsidiaries               70,931         9,012              -       (79,943)               -
-------------------------------------------------------------------------------------------------------------------------
Net earnings                                $      58,652        70,931          9,012       (79,943)          58,652
-------------------------------------------------------------------------------------------------------------------------

                  Consolidating Condensed Statement of Earnings
                          Six Months Ended May 31, 1999
                                   (Unaudited)

                                                 Lennar       Guarantor    Non-Guarantor
(In thousands)                                Corporation    Subsidiaries   Subsidiaries   Eliminations       Total
-------------------------------------------------------------------------------------------------------------------------
Revenues:
    Homebuilding                            $           -     1,200,432          1,101              -       1,201,533
    Financial services                                  -        10,475        116,948              -         127,423
-------------------------------------------------------------------------------------------------------------------------
       Total revenues                                   -     1,210,907        118,049              -       1,328,956
-------------------------------------------------------------------------------------------------------------------------
Costs and expenses:
    Homebuilding                                        -     1,066,174          1,215              -       1,067,389
    Financial services                                  -        12,471         99,779              -         112,250
    Corporate general and administrative           17,321             -              -              -          17,321
    Interest                                            -        20,503              -              -          20,503
-------------------------------------------------------------------------------------------------------------------------
       Total costs and expenses                    17,321     1,099,148        100,994              -       1,217,463
-------------------------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes               (17,321)      111,759         17,055              -         111,493
Provision (benefit) for income taxes               (6,644)       43,586          7,098              -          44,040
Equity in earnings from subsidiaries               78,130         9,957              -       (88,087)               -
-------------------------------------------------------------------------------------------------------------------------
Net earnings                                $      67,453        78,130          9,957       (88,087)          67,453
-------------------------------------------------------------------------------------------------------------------------

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

(1) Results of Operations

Overview

In May 2000, the Company acquired U.S. Home Corporation. See Note 3 of Notes to Consolidated Condensed Financial Statements for additional information.

Second quarter net earnings were $36.4 million, or $0.64 per share diluted ($0.69 per share basic), compared to $39.6 million, or $0.63 per share diluted ($0.68 per share basic), in 1999. For the six months ended May 31, 2000, net earnings were $58.7 million, or $1.03 per share diluted ($1.11 per share basic), compared to $67.5 million, or $1.08 per share diluted ($1.16 per share basic), in 1999.

Homebuilding

The following tables set forth selected financial and operational information related to the Homebuilding Division for the periods indicated (unaudited):

                                           Three Months Ended          Six Months Ended
                                                 May 31,                   May 31,
(Dollars in thousands, except          -----------------------------------------------------
 average sales prices)                      2000       1999        2000            1999
-------------------------------------------------------------------------------------------
Revenues:
Sales of homes                         $   843,426    625,424    1,367,374     1,132,193
Sales of land and other revenues            41,440     43,329       94,185        64,876
Equity in earnings from partnerships         2,265      1,404        6,494         4,464
-------------------------------------------------------------------------------------------
   Total revenues                          887,131    670,157    1,468,053     1,201,533

Costs and expenses:
Cost of homes sold                         690,133    490,684    1,111,100       891,102
Cost of land and other expenses             32,822     37,159       77,985        53,744
Selling, general and administrative         88,348     66,560      148,311       122,543
-------------------------------------------------------------------------------------------
   Total costs and expenses                811,303    594,403    1,337,396     1,067,389
-------------------------------------------------------------------------------------------
Operating earnings                     $    75,828     75,754      130,657       134,144
-------------------------------------------------------------------------------------------
Gross margin on home sales - $         $   153,293    134,740      256,274       241,091
Gross margin on home sales - %               18.2%      21.5%        18.7%         21.3%
S,G&A expenses as a percentage of
    homebuilding revenues                    10.0%       9.9%        10.1%         10.2%
Operating earnings as a percentage
    of homebuilding revenues                  8.5%      11.3%         8.9%         11.2%
Average sales price                    $   219,000    201,000      218,000       205,000
-------------------------------------------------------------------------------------------

   Summary of Home and Backlog Data By Region

(Dollars in thousands)                           Three Months Ended             Six Months Ended
                                                     May 31,                        May 31,
                                           ----------------------------    --------------------------
Deliveries                                      2000          1999             2000         1999
-----------------------------------------------------------------------------------------------------
East                                            1,334           962            2,103        1,721
Central                                         1,155           827            1,919        1,351
West                                            1,370         1,327            2,248        2,441
-----------------------------------------------------------------------------------------------------
  Subtotal                                      3,859         3,116            6,270        5,513

Joint Ventures                                     58             -               58            -
-----------------------------------------------------------------------------------------------------
  Total                                         3,917         3,116            6,328        5,513
=====================================================================================================
New Orders
-----------------------------------------------------------------------------------------------------
East                                            1,359         1,140            2,210        2,170
Central                                         1,233           945            2,009        1,599
West                                            1,617         1,547            2,748        2,750
-----------------------------------------------------------------------------------------------------
  Subtotal                                      4,209         3,632            6,967        6,519

Joint Ventures                                     73            11               73           11
-----------------------------------------------------------------------------------------------------
  Total                                         4,282         3,643            7,040        6,530
=====================================================================================================
Backlog - Homes
-----------------------------------------------------------------------------------------------------
East                                                                           3,598        1,993
Central                                                                        1,836          951
West                                                                           4,059        2,162
-----------------------------------------------------------------------------------------------------
  Subtotal                                                                     9,493        5,106

Joint Ventures                                                                   313           11
-----------------------------------------------------------------------------------------------------
  Total                                                                        9,806        5,117
=====================================================================================================
Backlog dollar value (includes joint ventures)                          $  2,316,154    1,124,254
=====================================================================================================

The Company's market regions consist of the following states:

East:  Primarily Florida and also includes Maryland/Virginia and New Jersey
Central:  Primarily Texas and also includes Minnesota and Ohio
West:  Primarily California and also includes Colorado, Arizona and Nevada

Homebuilding revenues increased 32% and 22% in the three and six months ended May 31, 2000, respectively, compared to the same periods in 1999. Revenues were higher primarily due to increases in the number of home deliveries and average sales price in both periods. New home deliveries were higher due to the inclusion of U.S. Home's homebuilding activity in May 2000. The increase in average sales price on homes delivered during both periods was due primarily to an increase in the average sales price in some of the Company's existing markets combined with changes in product mix. Revenues from land sales totaled $38.9 million and $90.2 million in the three and six months ended May 31, 2000, respectively, compared to $41.7 million and $61.4 million, in the same periods in 1999, respectively. Equity in earnings from partnerships increased to $2.3 million and $6.5 million in the three and six months ended May 31, 2000, respectively, from $1.4 million and $4.5 million in the same periods last year, respectively.

Gross margins on home sales increased to $153.3 million and $256.3 million in the three and six months ended May 31, 2000, respectively, compared to $134.7 million and $241.1 million in the three and six months ended May 31, 1999, respectively. Gross margins were impacted by purchase accounting associated with the acquisition of U.S. Home. Gross margin percentages on home sales were 20.8% (excluding the effect of purchase accounting) and 18.2% (including the effect of purchase accounting) in the second quarter of 2000, compared to 21.5% in 1999. Gross margin percentages on home sales were 20.3% (excluding the effect of purchase accounting) and 18.7% (including the effect of purchase accounting) in the six months ended May 31, 2000, compared to 21.3% in 1999. Gross margins from land sales totaled $6.7 million, or 17.3%, and $13.2 million, or 14.6%, in the three and six months ended May 31, 2000, respectively, compared to $5.9 million, or 14.1%, and $9.6 million, or 15.6%, in the same periods last year, respectively. Margins achieved on sales of land may vary significantly from period to period.

Selling, general and administrative expenses as a percentage of homebuilding revenues were 10.0% and 10.1% in the three and six months ended May 31, 2000, respectively, compared to 9.9% and 10.2% in the three and six months ended May 31, 1999, respectively.

At May 31, 2000, the Company's backlog of sales contracts increased to 9,806 homes ($2.3 billion) compared to 5,117 homes ($1.1 billion) at May 31, 1999. The higher backlog was attributable to the acquisition of U.S. Home in May 2000.

Financial Services
The following table presents selected financial data related to the Financial Services Division for the periods indicated (unaudited):

                                                         Three Months Ended             Six Months Ended
                                                               May 31,                      May 31,
                                                    ---------------------------   ---------------------------
    (Dollars in thousands)                               2000         1999             2000        1999
   ----------------------------------------------------------------------------------------------------------
    Revenues                                     $       81,049      68,200          140,494       127,423
    Costs and expenses                                   66,109      58,748          124,946       112,250
   ----------------------------------------------------------------------------------------------------------
    Operating earnings                           $       14,940       9,452           15,548        15,173
   ----------------------------------------------------------------------------------------------------------
    Dollar value of mortgages originated         $      686,835     670,300        1,169,853       939,967
   ----------------------------------------------------------------------------------------------------------
    Number of mortgages originated                        4,600       4,700            7,800         6,600
   ----------------------------------------------------------------------------------------------------------
    Principal balance of servicing portfolio                                    $  2,687,000     3,323,000
   ----------------------------------------------------------------------------------------------------------
    Number of loans serviced                                                          33,000        40,000
   ----------------------------------------------------------------------------------------------------------
    Number of title transactions                         31,000      36,000           57,000        74,000
   ----------------------------------------------------------------------------------------------------------

Operating earnings from the Financial Services Division increased in the three and six months ended May 31, 2000 compared to the same periods last year. The increase was primarily due to a $5.3 million contribution from Strategic Technologies, Inc. which included the sale of three Florida cable systems.

Corporate General and Administrative Expenses
Corporate general and administrative expenses as a percentage of total revenues were 1.2% in both the three months ended May 31, 2000 and 1999 and 1.3% in both the six months ended May 31, 2000 and 1999.

Interest Expense
In the second quarter of 2000, interest expense was $19.8 million, or 2.0% of total revenues, compared to interest expense of $11.0 million, or 1.5% of total revenues, in 1999. In the first six months of 2000, interest expense was $29.7 million, or 1.8% of total revenues, compared to interest expense of $20.5 million, or 1.5% of total revenues, in 1999. The increase in interest as a percentage of total revenues in both periods was primarily due to an increase in interest per home delivered which resulted from higher average debt outstanding compared to the same periods last year.

(2) Liquidity and Financial Resources

In the six months ended May 31, 2000, $154.6 million in cash was used in the Company's operating activities, compared to $105.8 million in the corresponding period in 1999. In the six months ended May 31, 2000, $94.6 million of cash was used to increase inventories through land purchases, land development and construction and $94.6 million was used to reduce accounts payable and other liabilities. These uses of cash were offset by $58.7 million of net earnings. In the six months ended May 31, 1999, $180.7 million of cash was used to increase inventories through land purchases, land development and construction and $32.2 million was used to reduce accounts payable and other liabilities. These uses of cash were partially offset by $67.5 million of net earnings, $18.6 million of cash received from the sale or disposition of loans by the Company's Financial Services Division and an increase in deferred income taxes of $14.0 million.

Cash used in investing activities totaled $173.4 million in the six months ended May 31, 2000, compared to cash used in investing activities of $48.9 million in the corresponding period in 1999. In the six months ended May 31, 2000, $156.7 million of cash was used in the acquisitions of properties and businesses. In the six months ended May 31, 1999, $20.2 million of cash was used in the acquisitions of properties and businesses and $23.1 million was used to increase the Company's investments in partnerships.

The Company meets the majority of its short-term financing needs with cash generated from operations and funds available under its credit facilities. In May 2000, the Company entered into new financing arrangements related to the acquisition of U.S. Home, for working capital and for future growth. The financing includes senior secured credit facilities with a group of financial institutions which will provide the Company with up to $1.4 billion of financing. The credit facilities consist of a $700 million five-year revolving credit facility, a $300 million 364-day revolving credit facility and a $400 million term loan B. At May 31, 2000, $872.1 million was outstanding under these credit facilities.

As a result of the U.S. Home acquisition, holders of U.S. Home's publicly-held Notes totaling $525 million were entitled to require U.S. Home to repurchase the Notes for 101% of their principal amount within 90 days after the transaction was completed. Independent of that requirement, in April 2000, the Company made a tender offer for all of the Notes and solicitation of consents to modify provisions of the indentures relating to the Notes. The Company paid approximately $514 million, which includes tender and consent fees, for all of the U.S. Home Notes which were properly tendered in response to the Company's offer. Pursuant to the requirement described above, after the acquisition was completed, the Company offered to repurchase the remaining $19 million of U.S. Home's publicly-held Notes. This offer expires July 27, 2000.

In May 2000, the Company issued $325 million of 9.95% Senior Notes due 2010 at a price of 92.313% for the purpose of purchasing U.S. Home's publicly-held Notes that were tendered in response to the Company's offer and consent solicitation in April 2000, and to pay associated costs and expenses. Proceeds from the offering, after underwriting discount and expenses, were approximately $295 million.

In September 1999, the Company's Board of Directors approved the repurchase of up to ten million shares of the Company's outstanding common stock from time-to-time, subject to market conditions. On February 8, 2000, the Company's Board of Directors authorized the repurchase of an additional five million shares of the Company's outstanding common stock. As of May 31, 2000, the Company had repurchased approximately 9.8 million shares of its outstanding common stock for an aggregate purchase price of approximately $158.9 million.

In March 1999, the Company filed a shelf registration statement and prospectus with the Securities and Exchange Commission to offer, from time-to-time, its common stock, preferred stock, depositary shares, debt securities or warrants at an aggregate initial offering price not to exceed $500 million. Proceeds can be used for repayment of debt, acquisitions and general corporate purposes. As of May 31, 2000, no securities had been issued under this registration statement.

Based on the Company's current financial condition and financial market resources, management believes that its operations and capital resources will provide for its current and long-term capital requirements at the Company's anticipated levels of growth.

(3) Market Risk

The information included in "Item 7A. Market Risk" in the Company's Annual Report on Form 10-K for the year ended November 30, 1999 is incorporated herein by reference.

During the three months ended May 31, 2000, the Company entered into new financing arrangements as a result of the acquisition of U.S. Home. As discussed in the Liquidity and Financial Resources section, in May 2000, the Company issued $325 million of 9.95% Senior Notes due 2010 at a price of 92.313%. Proceeds from the offering, after underwriting discount and expenses, were approximately $295 million. In May 2000, the Company also entered into new financing arrangements related to the acquisition of U.S. Home, for working capital and for future growth. The financing includes senior secured credit facilities with a group of financial institutions which will provide the Company with up to $1.4 billion of financing. The credit facilities consist of a $700 million five-year revolving credit facility, a $300 million 364-day revolving credit facility and a $400 million term loan B. At May 31, 2000, $872.1 million was outstanding under these credit facilities.

Part II. Other Information

Items 1-3.  Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders.

(1) The following matter was resolved by vote at the April 4, 2000 annual meeting of stockholders of Lennar Corporation:

The following members of the Board of Directors were re-elected to hold office until 2003:

                                           Votes For      Votes Withheld
                                          -----------     --------------

Jonathan M. Jaffe                         131,974,382       2,372,079
Sidney Lapidus                            133,900,401         446,060
Arnold P. Rosen                           132,686,973       1,659,488

Other directors whose term of office continued after the meeting:

Irving Bolotin
R. Kirk Landon
Reuben S. Leibowitz
Leonard Miller
Stuart A. Miller
Steven J. Saiontz

(2) The following matter was resolved by vote at the April 28, 2000 special meeting of stockholders of Lennar Corporation:

Approval of the issuance of common stock of Lennar Corporation to holders of common stock of U.S. Home Corporation as contemplated by a plan and agreement of merger dated as of February 16, 2000, as amended, among Lennar Corporation, Len Acquisition Corporation and U.S. Home Corporation. The results of the vote were as follows:

                                  Votes          Votes          Votes
                                   For          Against      Abstaining
                              -------------  -------------  -------------
Common shares                   31,060,102       239,548          21,381
Class B Common shares           98,239,610        27,000               0
Common and Class B combined    129,299,712       266,548          21,381


Item 5.     Not applicable.

Item 6.     Exhibits and Reports on Form 8-K.
              (a) Exhibits:
                  (27)  Financial Data Schedule.

              (b) Reports on Form 8-K: A report on Form 8-K dated May 2, 2000 was filed by the Registrant providing information in connection with the Company's acquisition of U.S. Home Corporation.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    LENNAR CORPORATION
                                            ---------------------------------
                                                        (Registrant)





Date:  July 17, 2000                        /s/      BRUCE E. GROSS
                                            ---------------------------------
                                                     Bruce E. Gross
                                                   Vice President and
                                                Chief Financial Officer





Date:  July 17, 2000                        /s/      DIANE J. BESSETTE
                                            ---------------------------------
                                                     Diane J. Bessette
                                                    Vice President and
                                                       Controller

                                 Exhibit Index


Exhibit No.             Exhibit Description

   27              Financial Data Schedule