Form 10-Q
period 2000-08-31
LENNAR CORP /NEW/
filed 2000-10-16
CIK 920760

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

For the quarterly period ended August 31, 2000


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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___


Common shares outstanding as of September 30, 2000:

         Common                                   52,735,942
         Class B Common                            9,848,112


================================================================================

Part I. Financial Information
Item 1. Financial Statements

                       Lennar Corporation and Subsidiaries
                      Consolidated Condensed Balance Sheets
                    (In thousands, except per share amounts)

                                                                                                   (Unaudited)
                                                                                                    August 31,      November 30,
                                                                                                       2000              1999
---------------------------------------------------------------------------------------------------------------------------------
ASSETS
Homebuilding:
  Cash and cash equivalents                                                                    $        58,134         83,256
  Receivables, net                                                                                      37,684         11,162
  Inventories                                                                                        2,662,750      1,274,551
  Investments in partnerships                                                                          254,839        173,310
  Other assets                                                                                         258,346         97,826
                                                                                              -----------------------------------
                                                                                                     3,271,753      1,640,105
Financial services                                                                                     497,634        417,542
---------------------------------------------------------------------------------------------------------------------------------
              Total assets                                                                     $     3,769,387      2,057,647
=================================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Homebuilding:
  Accounts payable and other liabilities                                                       $       616,181        333,532
  Mortgage notes and other debts payable, net                                                        1,656,066        523,661
                                                                                              -----------------------------------
                                                                                                     2,272,247        857,193
Financial services                                                                                     381,038        318,955
---------------------------------------------------------------------------------------------------------------------------------
              Total liabilities                                                                      2,653,285      1,176,148

Stockholders' equity:
  Preferred stock                                                                                           --             --
  Common stock of $0.10 par value per share,
      62,575 shares issued at August 31, 2000                                                            6,258          4,851
  Class B common stock of $0.10 par value per share,
      9,848 shares issued at August 31, 2000                                                               985            985
  Additional paid-in capital                                                                           809,700        525,623
  Retained earnings                                                                                    473,581        356,058
  Unearned restricted stock                                                                            (15,479)            --
  Treasury stock, at cost; 9,848 shares at August 31, 2000                                            (158,943)        (6,018)
---------------------------------------------------------------------------------------------------------------------------------
              Total stockholders' equity                                                             1,116,102        881,499
---------------------------------------------------------------------------------------------------------------------------------
              Total liabilities and stockholders' equity                                       $     3,769,387      2,057,647
=================================================================================================================================

See accompanying notes to consolidated condensed financial statements.

                       Lennar Corporation and Subsidiaries
                  Consolidated Condensed Statements of Earnings
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                                   Three Months Ended                  Nine Months Ended
                                                                       August 31,                         August 31,
                                                             ------------------------------     -------------------------------
                                                                  2000             1999               2000            1999
-------------------------------------------------------------------------------------------------------------------------------
Revenues:
    Homebuilding                                             $   1,288,700         746,766          2,756,753       1,948,299
    Financial services                                              87,515          72,731            228,009         200,154
-------------------------------------------------------------------------------------------------------------------------------
       Total revenues                                            1,376,215         819,497          2,984,762       2,148,453
-------------------------------------------------------------------------------------------------------------------------------
Costs and expenses:
    Homebuilding                                                 1,164,305         656,183          2,501,701       1,723,572
    Financial services                                              70,516          64,675            195,462         176,925
    Corporate general and administrative                            13,554           9,929             33,880          27,250
    Interest                                                        27,829          13,548             57,557          34,051
-------------------------------------------------------------------------------------------------------------------------------
       Total costs and expenses                                  1,276,204         744,335          2,788,600       1,961,798
-------------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                       100,011          75,162            196,162         186,655
Income taxes                                                        39,004          29,689             76,503          73,729
-------------------------------------------------------------------------------------------------------------------------------
Net earnings                                                 $      61,007          45,473            119,659         112,926
===============================================================================================================================
Basic earnings per share                                     $        0.99            0.78               2.14            1.94
===============================================================================================================================
Diluted earnings per share                                   $        0.90            0.72               1.98            1.80
===============================================================================================================================

-------------------------------------------------------------------------------------------------------------------------------
Cash dividends per common share                              $      0.0125          0.0125             0.0375          0.0375
-------------------------------------------------------------------------------------------------------------------------------
Cash dividends per Class B common share                      $     0.01125         0.01125            0.03375         0.03375
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

                       Lennar Corporation and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                                                       Nine Months Ended
                                                                                                           August 31,
                                                                                              ---------------------------------
                                                                                                   2000               1999
-------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net earnings                                                                               $   119,659           112,926
   Adjustments to reconcile net earnings to net cash used in operating activities:
      Depreciation and amortization                                                                30,874            28,783
      Amortization of discount/premium on debt, net                                                11,274             6,729
      Equity in earnings from partnerships                                                         (9,667)          (12,571)
      Increase in deferred income taxes                                                            23,155             4,996
      Changes in assets and liabilities, net of effect of acquisitions:
         (Increase) decrease in receivables                                                        (1,703)              319
         Increase in inventories                                                                 (126,841)         (234,413)
         Increase in other assets                                                                 (24,253)          (13,612)
         Decrease in financial services loans held for sale or disposition                         22,774             9,844
         Decrease in accounts payable and other liabilities                                       (70,489)          (13,656)
-------------------------------------------------------------------------------------------------------------------------------
        Net cash used in operating activities                                                     (25,217)         (110,655)
-------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Purchases of operating properties and equipment                                                (13,411)          (10,563)
   (Increase) decrease in investments in partnerships, net                                         (7,899)           11,570
   (Increase) decrease in financial services mortgage loans                                       (20,678)            1,892
   Purchases of investment securities                                                             (14,586)          (10,165)
   Receipts from investment securities                                                             11,946             9,000
   Acquisition of U.S. Home Corporation, net of cash acquired                                    (152,386)               --
   Acquisitions of properties and businesses, net of cash acquired                                 (4,305)          (20,172)
   Other, net                                                                                          --                79
-------------------------------------------------------------------------------------------------------------------------------
        Net cash used in investing activities                                                    (201,319)          (18,359)
-------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Net borrowings under credit facilities                                                         798,700            39,050
   Net borrowings (repayments) under financial services short-term debt                            42,072            (8,109)
   Payments for tender of U.S. Home's senior notes                                               (519,759)               --
   Net proceeds from issuance of 9.95% senior notes                                               294,988                --
   Net proceeds from issuance of 7 5/8% senior notes                                                   --           266,153
   Proceeds from other borrowings                                                                   4,371             1,814
   Principal payments on other borrowings                                                        (268,596)         (156,427)
   Limited-purpose finance subsidiaries, net                                                           79               519
   Common stock:
      Issuance                                                                                      2,408             1,965
      Repurchases                                                                                (152,925)               --
      Dividends                                                                                    (2,136)           (2,149)
-------------------------------------------------------------------------------------------------------------------------------
        Net cash provided by financing activities                                                 199,202           142,816
-------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                              (27,334)           13,802
Cash and cash equivalents at beginning of period                                                  118,167            61,577
-------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                    $    90,833            75,379
===============================================================================================================================

                       Lennar Corporation and Subsidiaries
          Consolidated Condensed Statements of Cash Flows -- Continued
                                   (Unaudited)
                                 (In thousands)

                                                                                                       Nine Months Ended
                                                                                                           August 31,
                                                                                              ---------------------------------
                                                                                                   2000               1999
-------------------------------------------------------------------------------------------------------------------------------
Summary of cash and cash equivalent balances:
   Homebuilding                                                                               $    58,134            38,357
   Financial services                                                                              32,699            37,022
-------------------------------------------------------------------------------------------------------------------------------
                                                                                              $    90,833            75,379
-------------------------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
   Cash paid for interest, net of amounts capitalized                                         $       888             1,745
   Cash paid for income taxes                                                                 $    60,106            83,203

Supplemental disclosures of non-cash investing and financing activities:
    Purchases of inventory financed by sellers                                                $     4,984            29,210
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

The Company historically has experienced, and expects to continue to experience, variability in quarterly results. The consolidated condensed statements of earnings for the three and nine months ended August 31, 2000 are not necessarily indicative of the results to be expected for the full year.

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

The acquisition was accounted for using the purchase method of accounting. In connection with the transaction, the Company acquired assets with a fair value of $1.7 billion, assumed liabilities with a fair value of $1.2 billion and recorded goodwill of $48 million. Goodwill is being amortized on a straight-line basis over 20 years. Revenues and net earnings on an unaudited pro forma basis would have been $3.8 billion and $156.9 million, respectively, for the nine months ended August 31, 2000 and $3.5 billion and $149.6 million, respectively, for the nine months ended August 31, 1999, had the acquisition occurred on December 1, 1998. Pro forma earnings per share would have been $2.30 per share diluted ($2.49 per share basic) for the nine months ended August 31, 2000 and $1.97 per share diluted ($2.10 per share basic) for the nine months ended August 31, 1999. The pro forma information gives effect to actual operating results prior to the acquisition, adjusted for the pro forma effect of interest expense, amortization of goodwill, and certain other adjustments, together with their related income tax effect. The pro forma information does not purport to be indicative of the results of operations which would have actually been reported had the acquisition occurred on December 1, 1998.

(4)      Debt

As a result of the U.S. Home acquisition, holders of U.S. Home's publicly-held Notes totaling $525 million were entitled to require U.S. Home to repurchase the Notes for 101% of their principal amount within 90 days after the transaction was completed. Independent of that requirement, in April 2000, the Company made a tender offer for all of the Notes and a solicitation of consents to modify provisions of the indentures relating to the Notes. As a result of the tender offer and required repurchases after the acquisition, the Company paid approximately $520 million, which includes tender and consent fees, for $508 million of U.S. Home's Notes.

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

In May 2000, the Company also entered into new financing arrangements related to the acquisition of U.S. Home, for working capital and for future growth. The financing includes senior secured credit facilities with a group of financial institutions which provides the Company with up to $1.4 billion of financing. The credit facilities consist of a $700 million five-year revolving credit facility, a $300 million 364-day revolving credit facility and a $400 million term loan B. The Company may elect to convert borrowings under the 364-day revolving credit facility to a term loan which matures in May 2005. At August 31, 2000, $798.7 million was outstanding under these credit facilities.

(5)      2000 Stock Option and Restricted Stock Plan

The Company's 2000 Stock Option and Restricted Stock Plan (the "Plan"), which is subject to stockholder approval at the 2001 annual meeting of the Company's stockholders, provides for the granting of stock options and awards of restricted stock to certain officers, employees and directors. In the third quarter of 2000, 860,000 shares of restricted stock were awarded under the Plan. The stock was valued based on its market price on the date of grant. Unearned compensation arising from the restricted stock grants is amortized to expense over the periods of the restrictions. Unearned restricted stock is shown as a reduction of stockholders' equity in the accompanying consolidated condensed balance sheets.

(6)      Treasury Stock

In September 1999, the Company's Board of Directors approved the repurchase of up to 10 million shares of the Company's outstanding common stock from time-to-time, subject to market conditions. In February 2000, the Company's Board of Directors authorized the repurchase of an additional 5 million shares of the Company's outstanding common stock. As of August 31, 2000, the Company had repurchased approximately 9.8 million shares of its outstanding common stock for an aggregate purchase price of approximately $158.9 million.

(7)      Earnings Per Share

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

                                                              Three Months Ended             Nine Months Ended
                                                                 August 31,                      August 31,
                                                       -----------------------------    -------------------------
    (In thousands, except per share amounts)               2000              1999           2000          1999
    -------------------------------------------------------------------------------------------------------------
    Numerator:
    Numerator for basic earnings per share -
       net earnings                                    $    61,007          45,473        119,659       112,926
    Interest on zero-coupon convertible
      debentures, net of tax                                 1,457           1,389          4,332         4,131
    -------------------------------------------------------------------------------------------------------------
    Numerator for diluted earnings per share           $    62,464          46,862        123,991       117,057
    =============================================================================================================
    Denominator:
    Denominator for basic earnings per share -
       weighted average shares                              61,650          58,324         55,863        58,274
    Effect of dilutive securities:
       Employee stock options and restricted stock           1,390             668            781           772
       Zero-coupon convertible debentures                    6,105           6,105          6,105         6,105
    -------------------------------------------------------------------------------------------------------------
    Denominator for diluted earnings per share -
       adjusted weighted average shares and
       assumed conversions                                  69,145          65,097         62,749        65,151
    =============================================================================================================
    Basic earnings per share                           $      0.99            0.78           2.14          1.94
    =============================================================================================================
    Diluted earnings per share                         $      0.90            0.72           1.98          1.80
    =============================================================================================================

(8)      Financial Services

The assets and liabilities related to the Company's financial services operations (as described in Note 2) are summarized as follows:

                                                                               (Unaudited)
                                                                                  August 31,     November 30,
              (In thousands)                                                        2000             1999
              -------------------------------------------------------------------------------------------------
              Assets:
              Cash and receivables, net                                         $   59,843            54,031
              Mortgage loans held for sale or disposition, net                     277,490           229,042
              Mortgage loans, net                                                   51,599            22,562
              Mortgage servicing rights, net                                        11,897            15,564
              Title plants                                                          14,606            14,587
              Goodwill, net                                                         23,182            20,070
              Other                                                                 37,772            36,062
              Limited-purpose finance subsidiaries                                  21,245            25,624
              -------------------------------------------------------------------------------------------------
                                                                                $  497,634           417,542
              -------------------------------------------------------------------------------------------------
              Liabilities:
              Notes and other debts payable                                     $  304,947           253,010
              Other                                                                 54,846            40,321
              Limited-purpose finance subsidiaries                                  21,245            25,624
              -------------------------------------------------------------------------------------------------
                                                                                $  381,038           318,955
              -------------------------------------------------------------------------------------------------

(9)      Cash and Cash Equivalents

Cash and cash equivalents as of August 31, 2000 and November 30, 1999 included $56.7 million and $33.5 million, respectively, of cash held in escrow for periods of up to three days.

(10)     New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and SFAS No. 138, which is required to be adopted for fiscal years beginning after June 15, 2000. SFAS No. 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, a change in the fair value of the derivative will either be offset against the change in the fair value of the hedged asset, liability, or firm commitment through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Management does not currently believe that the implementation of SFAS No. 133 will have a material impact on the Company's results of operations or financial position.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 is applicable for the Company beginning in the fourth quarter of the year ending November 30, 2001. Management does not currently believe that the implementation of SAB No. 101 will have a material impact on the Company's results of operations or financial position.

(11)     Supplemental Financial Information

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

                      Consolidating Condensed Balance Sheet
                                 August 31, 2000
                                   (Unaudited)

                                                                                 Non-
                                                 Lennar        Guarantor      Guarantor
(In thousands)                                 Corporation   Subsidiaries    Subsidiaries   Eliminations       Total
-------------------------------------------------------------------------------------------------------------------------
ASSETS
Homebuilding:
   Cash and receivables, net                   $     5,798        89,435            585             --          95,818
   Inventories                                          --     2,655,956          6,794             --       2,662,750
   Investments in partnerships                          --       254,839             --             --         254,839
   Other assets                                     84,105       174,241             --             --         258,346
   Investments in subsidiaries                   1,358,729       193,757             --     (1,552,486)             --
-------------------------------------------------------------------------------------------------------------------------
                                                 1,448,632     3,368,228          7,379     (1,552,486)      3,271,753
Financial services                                      --         9,474        488,160             --         497,634
-------------------------------------------------------------------------------------------------------------------------
       Total assets                            $ 1,448,632     3,377,702        495,539     (1,552,486)      3,769,387
=========================================================================================================================

LIABILITIES AND
    STOCKHOLDERS' EQUITY
Homebuilding:
    Accounts payable and other liabilities     $   129,806       484,237          2,138             --         616,181
    Mortgage notes and other debts
        payable, net                             1,616,164        39,902             --             --       1,656,066
    Intercompany                                (1,413,440)    1,492,234        (78,794)            --              --
-------------------------------------------------------------------------------------------------------------------------
                                                   332,530     2,016,373        (76,656)            --       2,272,247
Financial services                                      --         2,600        378,438             --         381,038
-------------------------------------------------------------------------------------------------------------------------
       Total liabilities                           332,530     2,018,973        301,782             --       2,653,285

Stockholders' equity                             1,116,102     1,358,729        193,757     (1,552,486)      1,116,102
-------------------------------------------------------------------------------------------------------------------------
       Total liabilities and stockholders'
        equity                                 $ 1,448,632     3,377,702        495,539     (1,552,486)      3,769,387
=========================================================================================================================

                      Consolidating Condensed Balance Sheet
                                November 30, 1999
                                   (Unaudited)

                                                                                 Non-
                                                 Lennar        Guarantor      Guarantor
(In thousands)                                 Corporation   Subsidiaries    Subsidiaries   Eliminations       Total
-------------------------------------------------------------------------------------------------------------------------
ASSETS
Homebuilding:
   Cash and receivables, net                   $   48,343         45,534            541             --          94,418
   Inventories                                         --      1,267,050          7,501             --       1,274,551
   Investments in partnerships                         --        173,310             --             --         173,310
   Other assets                                    63,143         34,683             --             --          97,826
   Investments in subsidiaries                    573,291        107,900             --       (681,191)             --
-------------------------------------------------------------------------------------------------------------------------
                                                  684,777      1,628,477          8,042       (681,191)      1,640,105
Financial services                                     --         26,132        391,410             --         417,542
-------------------------------------------------------------------------------------------------------------------------
       Total assets                            $  684,777      1,654,609        399,452       (681,191)      2,057,647
=========================================================================================================================

LIABILITIES AND
    STOCKHOLDERS' EQUITY
Homebuilding:
    Accounts payable and other liabilities    $   103,002        228,421          2,109             --         333,532
    Mortgage notes and other debts
       payable, net                               507,445         16,216             --             --         523,661
    Intercompany                                 (807,169)       827,316        (20,147)            --              --
-------------------------------------------------------------------------------------------------------------------------
                                                 (196,722)     1,071,953        (18,038)            --         857,193
Financial services                                      -          9,365        309,590             --         318,955
-------------------------------------------------------------------------------------------------------------------------
       Total liabilities                         (196,722)     1,081,318        291,552             --       1,176,148

Stockholders' equity                              881,499        573,291        107,900       (681,191)        881,499
-------------------------------------------------------------------------------------------------------------------------
       Total liabilities and stockholders'
        equity                                $   684,777      1,654,609        399,452       (681,191)      2,057,647
=========================================================================================================================

                  Consolidating Condensed Statement of Earnings
                        Nine Months Ended August 31, 2000
                                   (Unaudited)

                                                                                 Non-
                                                 Lennar        Guarantor      Guarantor
(In thousands)                                 Corporation   Subsidiaries    Subsidiaries   Eliminations       Total
-------------------------------------------------------------------------------------------------------------------------
Revenues:
    Homebuilding                              $        --      2,753,878          2,875             --       2,756,753
    Financial services                                 --         36,180        191,829             --         228,009
-------------------------------------------------------------------------------------------------------------------------
       Total revenues                                  --      2,790,058        194,704             --       2,984,762
-------------------------------------------------------------------------------------------------------------------------
Costs and expenses:
    Homebuilding                                       --      2,499,717          1,984             --       2,501,701
    Financial services                                 --         35,540        159,922             --         195,462
    Corporate general and administrative           33,880             --             --             --          33,880
    Interest                                           --         57,557             --             --          57,557
-------------------------------------------------------------------------------------------------------------------------
       Total costs and expenses                    33,880      2,592,814        161,906             --       2,788,600
-------------------------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes               (33,880)       197,244         32,798             --         196,162
Provision (benefit) for income taxes              (13,425)        76,925         13,003             --          76,503
Equity in earnings from subsidiaries              140,114         19,795             --       (159,909)             --
-------------------------------------------------------------------------------------------------------------------------
Net earnings                                  $   119,659        140,114         19,795       (159,909)        119,659
=========================================================================================================================

                  Consolidating Condensed Statement of Earnings
                        Nine Months Ended August 31, 1999
                                   (Unaudited)

                                                                                 Non-
                                                 Lennar        Guarantor      Guarantor
(In thousands)                                 Corporation   Subsidiaries    Subsidiaries   Eliminations       Total
-------------------------------------------------------------------------------------------------------------------------
Revenues:
    Homebuilding                              $        --      1,947,198          1,101             --       1,948,299
    Financial services                                 --         20,349        179,805             --         200,154
-------------------------------------------------------------------------------------------------------------------------
       Total revenues                                  --      1,967,547        180,906             --       2,148,453
-------------------------------------------------------------------------------------------------------------------------
Costs and expenses:
    Homebuilding                                       --      1,721,541          2,031             --       1,723,572
    Financial services                                 --         23,821        153,104             --         176,925
    Corporate general and administrative           27,250             --             --             --          27,250
    Interest                                           --         34,051             --             --          34,051
-------------------------------------------------------------------------------------------------------------------------
       Total costs and expenses                    27,250      1,779,413        155,135             --       1,961,798
-------------------------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes               (27,250)       188,134         25,771             --         186,655
Provision (benefit) for income taxes              (10,306)        74,314          9,721             --          73,729
Equity in earnings from subsidiaries              129,870         16,050             --       (145,920)             --
-------------------------------------------------------------------------------------------------------------------------
Net earnings                                  $   112,926        129,870         16,050       (145,920)        112,926
=========================================================================================================================

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

Third quarter net earnings were $61.0 million, or $0.90 per share diluted ($0.99 per share basic), compared to $45.5 million, or $0.72 per share diluted ($0.78 per share basic), in 1999. For the nine months ended August 31, 2000, net earnings were $119.7 million, or $1.98 per share diluted ($2.14 per share basic), compared to $112.9 million, or $1.80 per share diluted ($1.94 per share basic), in 1999.

Homebuilding

The following tables set forth selected financial and operational information related to the Homebuilding Division for the periods indicated (unaudited):

                                                Three Months Ended              Nine Months Ended
                                                    August 31,                      August 31,
(Dollars in thousands, except               ---------------------------    ----------------------------
 average sales prices)                           2000        1999              2000           1999
-------------------------------------------------------------------------------------------------------
Revenues:
Sales of homes                          $     1,243,408     664,677          2,610,782     1,796,870
Sales of land and other revenues                 42,119      73,982            136,304       138,858
Equity in earnings from partnerships              3,173       8,107              9,667        12,571
-------------------------------------------------------------------------------------------------------
   Total revenues                             1,288,700     746,766          2,756,753     1,948,299

Costs and expenses:
Cost of homes sold                              998,390     523,393          2,109,490     1,414,495
Cost of land and other expenses                  36,113      63,781            114,098       117,525
Selling, general and administrative             129,802      69,009            278,113       191,552
-------------------------------------------------------------------------------------------------------
   Total costs and expenses                   1,164,305     656,183          2,501,701     1,723,572
-------------------------------------------------------------------------------------------------------
Operating earnings                      $       124,395      90,583            255,052       224,727
=======================================================================================================
Gross margin on home sales - $          $       245,018     141,284            501,292       382,375
Gross margin on home sales - %                     19.7%       21.3%              19.2%         21.3%
S,G&A expenses as a percentage of
    revenues from home sales                       10.4%       10.4%              10.7%         10.7%
Operating earnings as a percentage
    of homebuilding revenues                        9.7%       12.1%               9.3%         11.5%
Average sales price                     $       224,000     206,000            221,000       205,000
=======================================================================================================

Summary of Home and Backlog Data By Region
(Dollars in thousands)                          Three Months Ended             Nine Months Ended
                                                    August 31,                    August 31,
                                           ----------------------------    --------------------------
Deliveries                                      2000          1999             2000         1999
-----------------------------------------------------------------------------------------------------
East                                            1,794         1,078            3,897        2,799
Central                                         1,694           832            3,613        2,183
West                                            2,056         1,321            4,304        3,762
-----------------------------------------------------------------------------------------------------
  Subtotal                                      5,544         3,231           11,814        8,744

Joint Ventures                                    135             4              193            4
-----------------------------------------------------------------------------------------------------
  Total                                         5,679         3,235           12,007        8,748
-----------------------------------------------------------------------------------------------------

New Orders
-----------------------------------------------------------------------------------------------------
East                                            1,820           889            4,030        3,059
Central                                         1,511           744            3,520        2,343
West                                            1,935           962            4,683        3,712
-----------------------------------------------------------------------------------------------------
  Subtotal                                      5,266         2,595           12,233        9,114

Joint Ventures                                     94            12              167           23
-----------------------------------------------------------------------------------------------------
  Total                                         5,360         2,607           12,400        9,137
-----------------------------------------------------------------------------------------------------

Backlog - Homes
-----------------------------------------------------------------------------------------------------
East                                                                            3,624       1,804
Central                                                                         1,653         863
West                                                                            3,938       1,803
-----------------------------------------------------------------------------------------------------
  Subtotal                                                                      9,215       4,470

Joint Ventures                                                                    272          19
-----------------------------------------------------------------------------------------------------
  Total                                                                         9,487       4,489
-----------------------------------------------------------------------------------------------------
Backlog dollar value (includes joint ventures)                             $2,288,779   1,038,121
-----------------------------------------------------------------------------------------------------

The Company's market regions consist of the following states:

East: Primarily Florida and also includes Maryland/Virginia and New Jersey
Central: Primarily Texas and also includes Minnesota and Ohio
West: Primarily California and also includes Colorado, Arizona and Nevada

Homebuilding revenues increased 73% and 41% in the three and nine months ended August 31, 2000, respectively, compared to the same periods in 1999. Revenues were higher primarily due to increases in the number of home deliveries and average sales price in both periods. New home deliveries were higher due to the inclusion of U.S. Home's homebuilding activity since its acquisition in May 2000. The increase in average sales price on homes delivered during both periods was due primarily to an increase in the average sales price in most of the Company's existing markets combined with changes in product mix.

Gross profits on home sales increased to $245.0 million and $501.3 million in the three and nine months ended August 31, 2000, respectively, compared to $141.3 million and $382.4 million in the three and nine months ended August 31, 1999, respectively. Gross profits were impacted by purchase accounting associated with the acquisition of U.S. Home. Gross margin percentages on home sales were 20.7% (excluding the effect of purchase accounting) and 19.7% (including the effect of purchase accounting) in the third quarter of 2000, compared to 21.3% in 1999. Gross margin percentages on home sales were 20.5% (excluding the effect of purchase accounting) and 19.2% (including the effect of purchase accounting) in the nine months ended August 31, 2000, compared to 21.3% in 1999.

Revenues from land sales totaled $38.3 million and $128.5 million in the three and nine months ended August 31, 2000, respectively, compared to $71.4 million and $132.9 million, in the same periods in 1999, respectively. Gross profits from land sales totaled $3.8 million, or 9.9%, and $16.9 million, or 13.2%, in the three and nine months ended August 31, 2000, respectively, compared to $8.1 million, or 11.4%, and $17.7 million, or 13.3%, in the same periods last year, respectively. Equity in earnings from partnerships decreased to $3.2 million and $9.7 million in the three and nine months ended August 31, 2000, respectively, from $8.1 million and $12.6 million in the same periods last year, respectively. Margins achieved on land sales and equity in earnings from partnerships may vary significantly from period to period depending on the timing of land sales by the Company and its partnerships.

Selling, general and administrative expenses as a percentage of revenues from home sales were 10.4% and 10.7% in the three and nine months ended August 31, 2000, respectively, and 10.4% and 10.7% in the three and nine months ended August 31, 1999, respectively.

At August 31, 2000, the Company's backlog of sales contracts increased to 9,487 homes ($2.3 billion) compared to 4,489 homes ($1.0 billion) at August 31, 1999. The higher backlog was attributable to the acquisition of U.S. Home in May 2000.

Financial Services

The following table presents selected financial data related to the Financial Services Division for the periods indicated (unaudited):

                                                   Three Months Ended            Nine Months Ended
                                                       August 31,                   August 31,
                                               --------------------------   ---------------------------
 (Dollars in thousands)                            2000         1999             2000        1999
-------------------------------------------------------------------------------------------------------
 Revenues                                     $    87,515      72,731          228,009       200,154
 Costs and expenses                                70,516      64,675          195,462       176,925
-------------------------------------------------------------------------------------------------------
 Operating earnings                           $    16,999       8,056           32,547        23,229
-------------------------------------------------------------------------------------------------------
 Dollar value of mortgages originated         $   971,473     614,356        2,141,326     1,554,323
-------------------------------------------------------------------------------------------------------
 Number of mortgages originated                     6,100       4,200           13,900        10,800
-------------------------------------------------------------------------------------------------------
 Principal balance of servicing portfolio                                $   2,294,000     3,442,000
-------------------------------------------------------------------------------------------------------
 Number of loans serviced                                                       30,000        41,000
-------------------------------------------------------------------------------------------------------
 Number of title transactions                      31,000      35,000           88,000       109,000
-------------------------------------------------------------------------------------------------------

Operating earnings from the Financial Services Division increased in the three and nine months ended August 31, 2000 compared to the same periods last year. The increase was primarily due to greater earnings from the Company's mortgage operations, including the earnings contribution from U.S. Home Mortgage Corporation since its acquisition in May 2000, and the earnings contribution in the second quarter of 2000 from Strategic Technologies, Inc. resulting from the sale of three Florida cable systems.

Corporate General and Administrative Expenses

Corporate general and administrative expenses as a percentage of total revenues were 1.0% and 1.1% in the three and nine months ended August 31, 2000, respectively, and 1.2% and 1.3% in the three and nine months ended August 31, 1999, respectively.

Interest Expense

In the third quarter of 2000, interest expense was $27.8 million, or 2.0% of total revenues, compared to interest expense of $13.5 million, or 1.7% of total revenues, in 1999. In the nine months ended August 31, 2000, interest expense was $57.6 million, or 1.9% of total revenues, compared to interest expense of $34.1 million, or 1.6% of total revenues, in 1999. The increase in interest as a percentage of total revenues in both periods was primarily due to an increase in interest per home delivered which resulted from higher average debt outstanding compared to the same periods last year. Interest incurred was $41.0 million and $78.9 million in the three and nine months ended August 31, 2000, respectively, compared to $14.9 million and $40.9 million in the three and nine months ended August 31, 1999, respectively.

(2) Liquidity and Financial Resources

In the nine months ended August 31, 2000, $25.2 million in cash was used in the Company's operating activities, compared to $110.7 million in the corresponding period in 1999. In the nine months ended August 31, 2000, $126.8 million of cash was used to increase inventories through land purchases, land development and construction and $70.5 million was used to reduce accounts payable and other liabilities. These uses of cash were offset by $119.7 million of net earnings, $22.8 million of cash received from the sale or disposition of loans by the Company's Financial Services Division and an increase in deferred income taxes of $23.2 million. In the nine months ended August 31, 1999, $234.4 million of cash was used to increase inventories through land purchases, land development and construction. This use of cash was partially offset by $112.9 million of net earnings.

Earnings before interest, income taxes, depreciation and amortization ("EBITDA") were $140.6 million and $284.6 million in the three and nine months ended August 31, 2000, respectively, compared to $98.7 million and $249.5 million in the three and nine months ended August 31, 1999, respectively.

Cash used in investing activities totaled $201.3 million in the nine months ended August 31, 2000, compared to cash used in investing activities of $18.4 million in the corresponding period in 1999. In the nine months ended August 31, 2000, $156.7 million of cash was used in the acquisitions of properties and businesses, which includes $152.4 million used for the acquisition of U.S. Home. In the nine months ended August 31, 1999, $20.2 million of cash was used in the acquisitions of properties and businesses.

The Company meets the majority of its short-term financing needs with cash generated from operations and funds available under its credit facilities. In May 2000, the Company entered into new financing arrangements related to the acquisition of U.S. Home, for working capital and for future growth. The financing includes senior secured credit facilities with a group of financial institutions which will provide the Company with up to $1.4 billion of financing. The credit facilities consist of a $700 million five-year revolving credit facility, a $300 million 364-day revolving credit facility and a $400 million term loan B. The Company may elect to convert borrowings under the 364-day revolving credit facility to a term loan which matures in May 2005. At August 31, 2000, $798.7 million was outstanding under these credit facilities.

As a result of the U.S. Home acquisition, holders of U.S. Home's publicly-held Notes totaling $525 million were entitled to require U.S. Home to repurchase the Notes for 101% of their principal amount within 90 days after the transaction was completed. Independent of that requirement, in April 2000, the Company made a tender offer for all of the Notes and a solicitation of consents to modify provisions of the indentures relating to the Notes. As a result of the tender offer and required repurchases after the acquisition, the Company paid approximately $520 million, which includes tender and consent fees, for $508 million of U.S. Home's Notes.

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

The Company's 2000 Stock Option and Restricted Stock Plan (the "Plan"), which is subject to stockholder approval at the 2001 annual meeting of the Company's stockholders, provides for the granting of stock options and awards of restricted stock to certain officers, employees and directors. In the third quarter of 2000, 860,000 shares of restricted stock were awarded under the Plan. The stock was valued based on its market price on the date of grant. Unearned compensation arising from the restricted stock grants is amortized to expense over the periods of the restrictions. Unearned restricted stock is shown as a reduction of stockholders' equity in the accompanying consolidated condensed balance sheets.

In September 1999, the Company's Board of Directors approved the repurchase of up to 10 million shares of the Company's outstanding common stock from time-to-time, subject to market conditions. In February 2000, the Company's Board of Directors authorized the repurchase of an additional 5 million shares of the Company's outstanding common stock. As of August 31, 2000, the Company had repurchased approximately 9.8 million shares of its outstanding common stock for an aggregate purchase price of approximately $158.9 million.

In July 2000 and March 1999, the Company filed shelf registration statements and prospectuses with the Securities and Exchange Commission to offer, from time-to-time, its common stock, preferred stock, depositary shares, debt securities or warrants at an aggregate initial offering price not to exceed $1 billion in total. Proceeds can be used for repayment of debt, acquisitions and general corporate purposes. As of August 31, 2000, no securities had been issued under these two registration statements.

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

During the nine months ended August 31, 2000, the Company entered into new financing arrangements as a result of the acquisition of U.S. Home. As discussed in the Liquidity and Financial Resources section, in May 2000, the Company issued $325 million of 9.95% Senior Notes due 2010 at a price of 92.313%. Proceeds from the offering, after underwriting discount and expenses, were approximately $295 million. In May 2000, the Company also entered into new financing arrangements related to the acquisition of U.S. Home, for working capital and for future growth. The financing includes senior secured credit facilities with a group of financial institutions which will provide the Company with up to $1.4 billion of financing. The credit facilities consist of a $700 million five-year revolving credit facility, a $300 million 364-day revolving credit facility and a $400 million term loan B. At August 31, 2000, $798.7 million was outstanding under these credit facilities.

Part II. Other Information

Items 1-5.  Not applicable.

Item 6.     Exhibits and Reports on Form 8-K.

              (a) Exhibits:
                  (27) Financial Data Schedule.

              (b) Reports on Form 8-K: A report on Form 8-K/A dated May 2,
                  2000 was filed by the Registrant on June 30, 2000 providing pro forma financial information in connection with the Company's acquisition of U.S. Home Corporation. The report also contained supplemental financial information for the guarantors of the Company's 9.95% Senior Notes due 2010.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     LENNAR CORPORATION
                                       -----------------------------------------
                                                        (Registrant)






Date:  October 16, 2000                /s/            BRUCE E. GROSS
                                       -----------------------------------------
                                                      Bruce E. Gross
                                                    Vice President and
                                                  Chief Financial Officer






Date:  October 16, 2000                /s/           DIANE J. BESSETTE
                                       -----------------------------------------
                                                     Diane J. Bessette
                                                    Vice President and
                                                        Controller

                                 EXHIBIT INDEX


EXHIBIT NO.        EXHIBIT DESCRIPTION
-----------        -------------------

   27              Financial Data Schedule