Form 10-K
period 2000-11-30
LENNAR CORP /NEW/
filed 2001-02-28
CIK 920760

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended November 30, 2000

                         Commission file number 1-11749

                               Lennar Corporation
             (Exact name of registrant as specified in its charter)

               Delaware                                    95-4337490
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

 Common Stock, par value 10 (cent)                   New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of January 31, 2001, registrant had outstanding 53,245,331 shares of common stock and 9,848,112 shares of Class B common stock (which can be converted into common stock). Of the total shares outstanding, 52,096,377 shares of common stock and 29,251 shares of Class B common stock, having a combined aggregate market value (assuming the Class B shares were converted) on that date of $1,918,223,110, were held by non-affiliates of the registrant.

Documents incorporated by reference:

  Related
  Section                                 Documents
--------------------------------------------------------------------------------
     II Pages 36 through 64 of the Annual Report to Stockholders for the year ended November 30, 2000.

     III Definitive Proxy Statement to be filed pursuant to Regulation 14A on or before March 30, 2001.
================================================================================

                                     PART I

Item 1. Business.

General Development of Business

         Lennar Corporation (together with its subsidiaries, the "Company") is one of the nation's largest homebuilders and is a provider of residential financial services. The Company's homebuilding operations include the sale and construction of single-family attached and detached homes, as well as the purchase, development and sale of residential land directly and through its partnerships. The financial services operations provide mortgage financing, title insurance and closing services for Lennar homebuyers and others, package and resell residential mortgage loans, perform mortgage loan servicing activities and provide high speed Internet access, cable television and home monitoring services to residents of Lennar communities and others.

         On May 3, 2000, the Company acquired U.S. Home Corporation ("U.S. Home") in a transaction in which U.S. Home stockholders received a total of approximately $243 million in cash and 13 million shares of the Company's common stock amounting to approximately $267 million. U.S. Home is primarily a homebuilder, with operations in 13 states. U.S. Home had total revenues of $1.8 billion and net income of $72.4 million in 1999, and it delivered 9,246 homes (including joint ventures) during that year.

Financial Information about Operating Segments

         The Company has two operating segments - homebuilding and financial services. The financial information related to these operating segments is contained in the financial statements incorporated by reference to pages 44 through 63 of the Company's 2000 Annual Report to Stockholders.

Narrative Description of Business

                                  HOMEBUILDING

         The Company and its predecessor began building homes in Florida in 1954. The Company believes that since its acquisition of Development Corporation of America in 1986, it has delivered more homes in Florida each year than any other homebuilder. The Company has been building homes in Arizona since 1972, where it currently is one of the leading homebuilders. In 1991, the Company began building homes in Dallas, Texas. In 1992, it started homebuilding operations in Houston, Texas. During 1995, the Company entered the California homebuilding market through the acquisition of Bramalea California, Inc. and expanded in this market in 1996 through the acquisition of Renaissance Homes, Inc. and through several partnership investments. During 1996, the Company also significantly expanded its operations in Texas with the acquisition of the assets and operations of Houston-based Village Builders (a homebuilder) and Friendswood Development Company (a developer of master-planned communities). During 1997, the Company continued its expansion in California through homesite acquisitions and additional partnership investments. Additionally during 1997, the Company acquired Pacific Greystone Corporation which further expanded its operations in California and Arizona and brought it into the Nevada homebuilding market. During 1998, the Company acquired the properties of two California homebuilders, ColRich Communities and Polygon Communities, and acquired a Northern California homebuilder, Winncrest Homes. During 2000, the Company expanded its operations into New Jersey, Maryland/Virginia, Minnesota, Ohio, Colorado, North Carolina and Michigan with the acquisition of U.S. Home.

         Under the Lennar Family of Builders banner, the Company includes the following brand names: Lennar Homes, U.S. Home, Greystone, Village Builders, Renaissance, Orrin Thompson, Lundgren Bros., Winncrest and Rutenberg Homes. The Company's active adult and retiree communities are primarily marketed under the Heritage and Greenbriar brand names.

         The Company, through its own efforts and partnerships in which it has interests, is involved in all phases of planning and building in its residential communities, including land acquisition, site planning, preparation and improvement of land, and design, construction and marketing of homes. The Company subcontracts virtually all aspects of development and construction.

         The Company primarily sells single-family attached and detached homes. The homes are targeted primarily at first-time, move-up, active adult and retiree homebuyers. The average sales price of a Lennar home was $226,000 in fiscal 2000.

Current Homebuilding Activities

         The table on the following page summarizes information about the Company's recent homebuilding activities:

                             HOMEBUILDING ACTIVITIES

                                                                      Homesites at November 30, 2000
                                                        ----------------------------------------------------------
                                                        Lennar Corporation          Partnerships
                                                        ------------------     ----------------------
                                                         Estimated number        Estimated number
                                                       of homes that could      of homes that could
                              Homes delivered            be constructed on     be constructed on land
                            in the years ended         land currently owned     currently controlled
                                November 30,           or controlled (1)(2)           (1)(2)(3)           Total
                       -----------------------------    ------------------             -------          owned and
Region                  2000       1999       1998       Owned   Controlled          Controlled         controlled
-------------------    -------    -------    -------    -------    -------             -------            -------
Florida                  5,361      4,241      3,761     15,557     10,092              18,691             44,340
Maryland/Virginia          466         --         --      2,442      1,045                 242              3,729
New Jersey                 328         --         --      1,161        927                 462              2,550
                       -------    -------    -------    -------    -------             -------            -------
     East Region         6,155      4,241      3,761     19,160     12,064              19,395             50,619
                       -------    -------    -------    -------    -------             -------            -------
Texas                    4,696      3,107      2,484     12,472      1,848               9,332             23,652
Minnesota                  472         --         --      2,229      3,508                  --              5,737
Ohio                        35         --         --        282         --                  --                282
                       -------    -------    -------    -------    -------             -------            -------
     Central Region      5,203      3,107      2,484     14,983      5,356               9,332             29,671
                       -------    -------    -------    -------    -------             -------            -------
California               3,805      3,731      3,029     13,090      2,147              16,388             31,625
Colorado                   984         --         --      5,397      1,461               2,113              8,971
Arizona                  1,568      1,064      1,090      4,150         --               1,752              5,902
Nevada                     521        446        413      1,037        391                  --              1,428
                       -------    -------    -------    -------    -------             -------            -------
     West Region         6,878      5,241      4,532     23,674      3,999              20,253             47,926
                       -------    -------    -------    -------    -------             -------            -------
Joint ventures             342         17         --         --         --               1,280              1,280
                       -------    -------    -------    -------    -------             -------            -------
      Total             18,578     12,606     10,777     57,817     21,419              50,260            129,496
                       =======    =======    =======    =======    =======             =======            =======

Notes:
(1)      Based on current management estimates, which are subject to change.
(2)      Includes homesites that may be sold to other builders.
(3) Represents partnerships and similar entities in which the Company has less than a controlling interest and are accounted for by the equity method.

Management and Operating Structure

         The Company balances a local operating structure with centralized corporate-level management. The Company's local managers, who have significant experience in the homebuilding industry generally and in their respective markets, are responsible for operating decisions regarding land identification, home design, construction and marketing. Decisions related to overall Company strategy, acquisitions of land and businesses, financing and cash management are centralized at the corporate level.

         The Company views partnerships and similar entities as a means to both expand its market opportunities and manage its risk profile. Typically, the Company acts as the general partner and the day-to-day manager.

Property Acquisition

         From time-to-time, the Company acquires land for its development and sales programs. Such land is utilized in the Company's homebuilding operations and is also sold to third parties. Land acquisitions are subject to strict underwriting criteria and may be made directly or through partnerships with other entities to diversify risk. In some instances, the Company acquires land through option contracts, enabling it to purchase parcels as they are needed to build homes on them. Most of the Company's land is not subject to mortgages. The majority of land acquired by partnerships is subject to purchase money mortgages. The Company generally does not acquire land for speculation.

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

         The Company generally finances construction and land activities with cash generated from operations as well as from borrowings under its unsecured working capital lines and issuances of public debt.

Marketing

         The Company generally has an inventory of homes under construction. A majority of these homes are sold (i.e., the Company has received executed sales contracts and deposits) before the Company starts construction.

         The Company employs sales associates who are paid salaries, commissions or both to make on-site sales of the Company's homes. The Company also sells through independent brokers. The Company advertises its communities through local media and through its web site, www.lennar.com. In addition, the Company advertises its active adult and retiree communities in areas where potential active adults and retirees live. The Company markets under its "Everything's Included SM" and "Design Studio SM" programs. The Company sells primarily from models that it has designed and constructed.

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

Quality Service

         The Company employs a process which is intended to provide a positive atmosphere for each customer throughout the pre-sale, sale, building, closing and post-closing periods. The participation of sales representatives, on-site construction supervisors and post-closing customer care personnel, working in a team effort, is intended to foster the Company's reputation for quality service and ultimately lead to enhanced customer retention and referrals.

Competition

         The housing industry is highly competitive. In its activities, the Company competes with numerous developers and builders in and near the areas where the Company's communities are located, including homebuilders with nationwide operations. Competition is on the basis of location, design, quality, amenities and price. Some of the Company's principal competitors include KB Home, Centex Corporation, D.R. Horton, Inc. and Pulte Corporation. However, in many instances, the Company's principal competitors are local or regional homebuilders.

                               FINANCIAL SERVICES

         The Company's financial services subsidiaries provide mortgage financing, title insurance and closing services for Lennar homebuyers and others, package and resell residential mortgage loans, perform mortgage loan servicing activities and provide high speed Internet access, cable television and home monitoring services to residents of Lennar communities and others.

Mortgage Origination

         The Company provides conventional, FHA-insured and VA-guaranteed mortgage loans to buyers of the Company's homes and others through the Company's financial services subsidiaries: (1) Universal American Mortgage Company in Florida, California, Arizona, Texas and Nevada; (2) U.S. Home Mortgage Corporation in Florida, California, Arizona, Texas, Nevada, Virginia, Maryland, New Jersey, Colorado, Minnesota and Ohio; (3) Eagle Home Mortgage, Inc. in Nevada, Oregon, Utah and Washington; and (4) AmeriStar Financial Services, Inc. in California and Nevada. In 2000, loans to buyers of the Company's homes represented approximately 61% of the Company's $3.2 billion of loan originations.

         The Company sells the loans it originates into the secondary mortgage market, generally on a non-recourse basis. The Company either retains the servicing on the loans it sells or sells the servicing rights on the loans it originates. The Company has a corporate risk management policy under which it hedges its interest rate locked loan commitments and loans held for sale against exposure to interest rate fluctuations. The Company finances its mortgage loan and servicing activities with borrowings under the financial services subsidiaries' warehouse lines of credit. At November 30, 2000, the Company had two lines of credit totaling $360 million which were collateralized by mortgage loans and servicing rights.

Mortgage Servicing

         The Company generates earnings from servicing loans originated or acquired by its financial services subsidiaries. It services loans for the Government National Mortgage Association (Ginnie Mae), the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) and other mortgage investors. At November 30, 2000, it had a servicing portfolio of approximately 29,000 loans with an unpaid principal balance of approximately $2.3 billion.

Title Insurance and Closing Services

         The Company arranges title insurance for, and provides closing services to, buyers of the Company's homes and others. It provided these services in connection with approximately 120,000 real estate transactions during 2000. The Company provides these services through Universal Title Insurors in Florida, Regency Title, Southwest Land Title and Texas Professional Title in Texas, TitleAmerica Insurance in Florida and Texas and North American Title in California, Arizona and Colorado.

Strategic Technologies

         The Company's subsidiary, Strategic Technologies, Inc., provides high speed Internet access, cable television and home monitoring services to residents of the Company's communities and others. At November 30, 2000, the Company had approximately 3,300 cable television subscribers in California and approximately 8,800 alarm monitoring customers in Florida and California.

                              RELATIONSHIP WITH LNR

         In connection with the 1997 transfer of the Company's commercial real estate investment and management business to LNR, and the spin-off of LNR to the Company's stockholders, the Company entered into an agreement which, among other things, prevents the Company from engaging at least until 2002 in any of the businesses in which LNR was engaged, or anticipated becoming engaged, at the time of the spin-off, and prohibited LNR from engaging, at least until 2002, in any of the businesses in which the Company was engaged, or anticipated becoming engaged, at the time of the spin-off (except in limited instances in which the activities or anticipated activities of the Company and LNR overlapped). Specifically, the Company is precluded, at least until 2002, from engaging in the business of (i) acquiring and actively managing commercial or residential multi-family rental real estate, other than as an incident to, or otherwise in connection with, their homebuilding business, (ii) acquiring portfolios of commercial mortgage loans or real estate assets acquired through foreclosures of mortgage loans, other than real estate acquired as sites of homes to be built or sold as part of its homebuilding business, (iii) making or acquiring mortgage loans, other than mortgage loans secured by detached or attached homes or residential condominium units, (iv) constructing office buildings or other commercial or industrial buildings, other than small shopping centers, professional office buildings and similar facilities which will be adjuncts to its residential developments, (v) purchasing commercial mortgage-backed securities or real estate asset-backed securities or (vi) acting as a servicer or special servicer with regard to securitized commercial mortgage pools. The Company is not, however, prevented from owning or leasing office buildings in which it occupies a majority of the space; acquiring securities backed by pools of residential mortgages; acquiring an entity which, when it is acquired, is engaged in one of the prohibited activities as an incidental part of its activities; owning as a passive investor an interest of less than 10% of a publicly traded company which is engaged in a prohibited business; acquiring commercial paper or short-term debt instruments of entities engaged in one or more of the prohibited businesses; or owning an interest in, and managing, Lennar Land Partners.

         The Company and LNR are separate publicly-traded companies and neither company has any financial interest in the other. The Company and LNR each have 50% interests in a number of partnerships. Stuart Miller, the Company's President and Chief Executive Officer, is the Chairman of the Board of Directors of LNR, and Steven Saiontz, one of the Company's Directors, is the Chief Executive Officer and a Director of LNR. In addition, Leonard Miller, the Chairman of the Board of Directors of the Company, owns stock which gives him voting control of both companies. There are provisions both in the by-laws of Lennar and in those of LNR requiring approval by an Independent Directors Committee of any significant transactions between the Company and LNR or any of its subsidiaries. The Company leases some office space, including its principal offices, from LNR.

                                   REGULATIONS

         Homes and residential communities built by the Company must comply with state and local laws and regulations relating to, among other things, zoning, treatment of waste, construction materials which must be used, density requirements, building design and minimum elevation of properties. These include laws requiring use of construction materials which reduce the need for energy-consuming heating and cooling systems. These laws and regulations are subject to frequent change and often increase construction costs. In some cases, there are laws which require that commitments to provide roads and other offsite infrastructure be in place prior to the commencement of new construction. These laws and regulations are usually administered by individual counties and municipalities and may result in fees and assessments or building moratoriums. In addition, certain new development projects are subject to assessments for schools, parks, streets and highways and other public improvements, the costs of which can be substantial.

         The residential homebuilding industry also is subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning the protection of health and the environment. Environmental laws and conditions may result in delays, may cause the Company to incur substantial compliance and other costs, and can prohibit or severely restrict homebuilding activity in environmentally sensitive regions or areas.

         In recent years, several cities and counties in which the Company has developments have submitted to voters "slow growth" initiatives and other ballot measures which could impact the affordability and availability of homes and land within those localities. Although many of these initiatives have been defeated, the Company believes that if similar initiatives were approved, residential construction by the Company and others within certain cities or counties could be seriously impacted.

         In order to make it possible for purchasers of some of the Company's homes to obtain FHA-insured or VA-guaranteed mortgages, the Company must construct those homes in compliance with regulations promulgated by those agencies.

         The Company has registered condominium communities with the appropriate authorities in Florida and California. Sales in other states would require compliance with laws in those states regarding sales of condominium homes.

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

                                   MARKET RISK

         The tables on the following pages provide information at November 30, 2000 and 1999 about the Company's significant derivative financial instruments and other financial instruments used for purposes other than trading that are sensitive to changes in interest rates. For mortgage loans held for sale or disposition, mortgage loans, investments and mortgage notes and other debts payable, the tables present principal cash flows and related weighted average effective interest rates by expected maturity dates and estimated fair market values at November 30, 2000 and 1999. Weighted average variable interest rates are based on the variable interest rates at November 30, 2000 and 1999. For interest rate swaps, the tables present notional amounts and weighted average interest rates by contractual maturity dates and estimated fair market values at November 30, 2000 and 1999. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contracts.

         See Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and Notes 1 and 12 of Notes to Consolidated Financial Statements in Item 14 for a further discussion of these items and the Company's strategy of mitigating its interest rate risk.

                 Information Regarding Interest Rate Sensitivity
                Principal (Notional) Amount by Expected Maturity
                              Average Interest Rate

                                                    Years Ending November 30,                                    Fair Market  Value
                                        -----------------------------------------------       There-               at November 30,
(Dollars in millions)                     2001       2002      2003     2004       2005        after       Total         2000
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
   Financial Services:
     Mortgage loans held for sale or
       disposition, net:
           Fixed rate                   $     --        --       --       --         --        374.5        374.5       377.5
           Average interest rate              --        --       --       --         --          7.8%          --          --
           Variable rate                $     --        --       --       --         --          2.0          2.0         2.0
           Average interest rate              --        --       --       --         --          7.9%          --          --
     Mortgage loans and investments:
           Fixed rate                   $   23.6       1.1      3.3      1.3        0.3         25.4         55.0        54.5
           Average interest rate             6.4%      9.6%     8.3%     7.2%       9.4%         9.2%          --          --

LIABILITIES
   Homebuilding:
     Mortgage notes and other debts
       payable:
           Fixed rate                   $   14.8      19.4      5.4      5.3        6.5      1,203.3      1,254.7     1,287.9
           Average interest rate             9.0%      8.3%     8.2%     9.0%       8.7%         7.9%          --          --
   Financial Services:
     Notes and other debts payable:
           Fixed rate                   $    0.7       0.1      0.1       --         --           --          0.9         0.9
           Average interest rate             4.9%      9.8%     9.8%      --         --           --           --          --
           Variable rate                $  428.1        --       --       --         --           --        428.1       428.1
           Average interest rate             6.7%       --       --       --         --           --           --          --

OFF-BALANCE SHEET
   FINANCIAL INSTRUMENTS
     Homebuilding:
       Interest rate swaps:
           Variable to fixed-
             notional amount            $     --        --       --       --      100.0        300.0        400.0        (5.7)
           Average pay rate                   --        --       --       --        6.7%         6.6%          --          --
           Average receive rate                                                   LIBOR        LIBOR

                 Information Regarding Interest Rate Sensitivity
                Principal (Notional) Amount by Expected Maturity
                              Average Interest Rate

                                                   Years Ending November 30,                                      Fair Market Value
                                        ------------------------------------------------      There-                at November 30,
(Dollars in millions)                     2000       2001        2002      2003     2004      after        Total         1999
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
   Financial Services:
     Mortgage loans held for sale or
       disposition, net:
           Fixed rate                   $     --       --         --        --        --       191.8       191.8        193.9
           Average interest rate              --       --         --        --        --         7.8%         --           --
           Variable rate                $     --       --         --        --        --        37.2        37.2         37.2
           Average interest rate              --       --         --        --        --         7.2%         --           --
     Mortgage loans and investments:
           Fixed rate                   $    8.4      1.3        0.3       1.5       1.4        18.6        31.5         31.0
           Average interest rate             5.3%     7.3%       9.4%      7.0%      7.3%        9.4%         --           --

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
           Variable to fixed-
             notional amount            $     --       --      200.0        --        --          --       200.0          1.7
           Average pay rate                   --       --        6.1%       --        --          --          --           --
           Average receive rate                             30-day LIBOR

                              CAUTIONARY STATEMENTS

         Certain statements in this Report may be "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. By their nature, forward-looking statements involve risks, uncertainties and other factors that may cause actual results to differ materially from those which are anticipated. With regard to the Company, these factors include, but are not limited to, changes in general economic conditions, the market for homes generally and in areas where the Company has developments, the availability and cost of land suitable for residential development, materials prices, labor costs, interest rates, consumer confidence, competition, environmental factors and government regulations affecting the Company's operations.

         The following factors, among others, could particularly affect the Company's operations and financial results and cause results to differ from those anticipated by forward-looking statements in this Report.

Real Estate, Economic and Certain Other Conditions

         The residential homebuilding industry is cyclical and is highly sensitive to changes in general economic conditions, such as levels of employment, consumer confidence and income, availability of financing, interest rate levels and demand for housing. Sales of new homes are also affected by the condition of the resale market for used homes, including foreclosed homes.

         The residential homebuilding industry has, from time-to-time, experienced fluctuating lumber prices and supply, as well as shortages of materials and labor, including insulation, drywall, concrete, carpenters, electricians and plumbers. Delays in construction of homes due to these factors or due to weather conditions could have an adverse effect upon the Company's operations.

         Inflation can increase the cost of building materials and labor and other construction related costs. Conversely, deflation can reduce the value of the Company's inventory and make it more difficult to include the full cost of previously purchased land in home sale prices.

Interest Rates and Mortgage Financing

         Virtually all of the purchasers of the Company's homes finance their acquisitions through the Company's financial services subsidiaries or third-party lenders. In general, housing demand is adversely affected by increases in interest rates and by decreases in the availability of mortgage financing. If effective mortgage interest rates increase and the ability or willingness of prospective buyers to finance home purchases is adversely affected, the Company's operating results may be negatively affected. The Company's homebuilding activities also are dependent upon the availability and cost of mortgage financing for buyers of homes currently owned by potential purchasers of the Company's homes, who cannot purchase the Company's homes until they sell their current homes.

Variability of Results

         The Company has historically experienced, and in the future expects to continue to experience, variability in operating results on a quarterly basis. Factors which may contribute to this variability include, among others (i) the timing of home closings; (ii) the timing of land sales; (iii) the timing of receipt of regulatory approvals for the construction of homes; (iv) the condition of the real estate market and general economic conditions; (v) the cyclical nature of the homebuilding industry; (vi) prevailing interest rates and availability of mortgage financing; (vii) pricing policies of the Company's competitors; (viii) the timing of the opening of new residential communities;
(ix) weather and (x) the cost and availability of materials and labor. The Company's historical financial performance is not necessarily a meaningful indicator of future results and, in particular, the Company expects its financial results to continue to vary from quarter to quarter.

Dependence on Key Personnel

         The success of the Company depends to a significant degree on the efforts of the Company's senior management. The Company's operations may be adversely affected if one or more members of senior management cease to be active in the Company. The Company has designed its compensation structure and employee benefit programs to encourage long-term employment of executive officers.

                                    EMPLOYEES

         At November 30, 2000, the Company employed 7,140 individuals of whom 4,460 were involved in homebuilding operations and 2,680 were involved in financial services operations. The Company does not have collective bargaining agreements relating to any of its employees. However, some of the subcontractors the Company uses have employees who are represented by labor unions.

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

Item 3. Legal Proceedings.

         The Company and certain subsidiaries are parties to various claims and lawsuits which arise in the ordinary course of business. Although the specific allegations in the lawsuits differ, most of them involve claims that the Company failed to construct buildings in particular communities in accordance with plans and specifications and applicable construction codes, and seek reimbursement for sums allegedly needed to remedy the alleged deficiencies, or assert contract issues or relate to personal injuries. Suits of these types are common within the homebuilding industry. The Company does not believe that these claims or lawsuits will have a material effect upon the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

       Not applicable.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters.

         Information concerning the market data for the Company's common stock and related security holder matters is incorporated by reference to page 64 of the Company's 2000 Annual Report to Stockholders.

Item 6. Selected Financial Data.

         Selected financial data is incorporated by reference to page 36 of the Company's 2000 Annual Report to Stockholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Management's discussion and analysis of financial condition and results of operations is incorporated by reference to pages 37 through 41 of the Company's 2000 Annual Report to Stockholders.

Item 7A. Market Risk.

         For information on the Company's market risk, see Item 1.

Item 8. Financial Statements and Supplementary Data.

         Consolidated financial statements and supplementary data about the Company are incorporated by reference to pages 44 through 63 of the Company's 2000 Annual Report to Stockholders.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         Not applicable.

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.

         Information about the Company's directors is incorporated by reference to the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 2001 (120 days after the end of the Company's fiscal year). The following people were the executive officers of Lennar Corporation on February 21, 2001:

         Name/Position                                Age       Year of Election
         -------------                                ---       ----------------
Stuart A. Miller,
    President and Chief Executive Officer             43              1997
Robert J. Strudler,
    Vice Chairman and Chief Operating Officer         58              2000
Bruce E. Gross,
    Vice President and Chief Financial Officer        42              1997
Marshall H. Ames,
    Vice President                                    57              1982
Diane J. Bessette,
    Vice President and Controller                     40              1997
Jonathan M. Jaffe,
    Vice President                                    41              1994
Craig M. Johnson,
    Vice President, Community Development             47              2000
Waynewright Malcolm,
    Vice President and Treasurer                      37              1997
David B. McCain,
    Vice President, General Counsel and Secretary     40              1998
Allan J. Pekor,
    Vice President                                    64              1997

         The year of election represents the year that the executive officer was elected to his or her current position.

         Mr. Stuart Miller (who is the son of Leonard Miller, the Chairman of the Board of Directors of the Company) has been President and Chief Executive Officer since April 1997 and is a Director of the Company. Prior to that, Mr. Miller held various executive positions with the Company and had been a Vice President since 1985. Mr. Miller is also the Chairman of the Board of LNR Property Corporation.

         Mr. Strudler has been Vice Chairman of the Board of Directors and Chief Operating Officer since May 2000. Prior to that, Mr. Strudler was the Chairman and Co-Chief Executive Officer of U.S. Home Corporation.

         Mr. Gross has been Vice President and Chief Financial Officer since 1997. Prior to that, Mr. Gross was employed as Senior Vice President, Controller and Treasurer of Pacific Greystone Corporation since its inception in 1991.

         Mr. Ames has been a Vice President since 1982 and has held various positions in the Company's Homebuilding Division.

         Ms. Bessette has been employed by the Company since 1995, has been the Company's Controller since 1997 and became a Vice President in 2000. Prior to that, Ms. Bessette was employed as a Financial Senior Manager at the Holson Burnes Group, Inc. and before that, was employed by Price Waterhouse LLP.

         Mr. Jaffe has been a Vice President since 1994 and serves as a Regional President in the Company's Homebuilding Division. Mr. Jaffe is a Director of the Company.

         Mr. Johnson has been a Vice President of the Company since May 2000 and is President of Strategic Technologies, Inc. Prior to that, Mr. Johnson was Senior Vice President of U.S. Home Corporation.

         Mr. Malcolm joined the Company as Treasurer in 1997 and became a Vice President in 2000. Prior to that, Mr. Malcolm was employed as Director, Finance and Regulatory Affairs at Citizens Utilities Company.

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

Item 11. Executive Compensation.

         The information called for by this item is incorporated by reference to the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 2001 (120 days after the end of the Company's fiscal year).

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The information called for by this item is incorporated by reference to the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 2001 (120 days after the end of the Company's fiscal year).

Item 13. Certain Relationships and Related Transactions.

         The information called for by this item is incorporated by reference to the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 2001 (120 days after the end of the Company's fiscal year).

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a)      Documents filed as part of this Report.

                  1. The following financial statements are incorporated by reference in Item 8:

                                                       Page in 2000 Annual
                      Financial Statements            Report to Stockholders
                      --------------------            ----------------------
                  Report of Independent Auditors               42

                  Consolidated Balance Sheets
                  as of November 30, 2000 and
                  1999                                         44

                  Consolidated Statements of
                  Earnings for the Years Ended
                  November 30, 2000, 1999 and
                  1998                                         45

                  Consolidated Statements of
                  Stockholders' Equity for the
                  Years Ended November 30, 2000,
                  1999 and 1998                                46

                  Consolidated Statements of
                  Cash Flows for the Years Ended
                  November 30, 2000, 1999 and
                  1998                                         47

                  Notes to Consolidated Financial
                  Statements                                   49

                  2. The following financial statement schedule is included in this Report:

                   Financial Statement Schedule          Page in this Report
                   ----------------------------          -------------------
                  Independent Auditors' Report on
                  Schedule                                       21

                  II - Valuation and Qualifying
                  Accounts                                       22

                  Information required by other schedules has either been incorporated in the financial statements and accompanying notes or is not applicable to the Company.

                  3. The following exhibits are filed with this Report or incorporated by reference:

                           1(a). Purchase Agreement, dated April 28, 2000, by and among Lennar Corporation, Deutsche Bank Securities Inc. and Banc One Capital Markets, Inc., Banc of America Securities LLC, Credit Lyonnais Securities USA Inc. and Wachovia Securities, Inc. (the "Initial Purchasers") - Incorporated by reference to Registration Statement No. 333-41316.

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

                           3(c). Bylaws - Incorporated by reference to Form 8-K dated October 31, 1997, file number 1-11749.

                           4(a). Indenture, dated as of December 31, 1997, between Lennar Corporation and The First National Bank of Chicago, as trustee - Incorporated by Reference to Registration Statement No. 333-45527.

                           4(b). First Supplemental Indenture, dated as of July 29, 1998, between Lennar Corporation and The First National Bank of Chicago, as trustee (relating to Lennar's Zero Coupon Senior Convertible Debentures due 2018) - Incorporated by reference to Form 8-K dated July 24, 1998, file number 1-11749.

                           4(c). Second Supplemental Indenture, dated as of February 19, 1999, between Lennar Corporation and The First National Bank of Chicago, as trustee (relating to Lennar's 7 5/8% Senior Notes due 2009) - Incorporated by reference to Form 8-K dated February 19, 1999, file number 1-11749.

                           4(d). Third Supplemental Indenture, dated May 3, 2000, by and among Lennar Corporation and Bank One Trust Company, N.A., as successor trustee to The First National Bank of Chicago (relating to Lennar's 7 5/8% Senior Notes due 2009).

                           4(e). Fourth Supplemental Indenture, dated May 3, 2000, by and among Lennar Corporation and Bank One Trust Company, N.A., as successor trustee to The First National Bank of Chicago (relating to Lennar's Zero Coupon Senior Convertible Debentures due 2018).

                           4(f). Indenture, dated May 3, 2000, by and among the Lennar Corporation and Bank One Trust Company, N.A., as trustee, including Form of 9.95% Series A Senior Notes due 2010 and Form of 9.95% Series B Senior Notes due 2010
                                    - Incorporated by reference to Registration
                                    Statement No. 333-41316.

                           4(g). Registration Rights Agreement, dated May 3, 2000, by and among Lennar Corporation and the Initial Purchasers - Incorporated by reference to Registration Statement No. 333-41316.

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

                           10(o). Credit Agreement, dated May 3, 2000, among Lennar Corporation and various lenders.

                           10(p). Lennar Corporation 2000 Stock Option and Restricted Stock Plan, which is subject to stockholder approval at the 2001 annual meeting of the Company's stockholders.

                           13. Pages 36 through 64 of the 2000 Annual Report to Stockholders.

                           21.      List of subsidiaries.

                           23.      Independent Auditors' Consent.

                           99. Financial statements of Lennar Corporation's guarantor subsidiaries.

         (b) Reports on Form 8-K filed during the quarter ended November 30, 2000. Not applicable.

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


                                        LENNAR CORPORATION

                                        /s/ Stuart A. Miller
                                        ----------------------------------------
                                        Stuart A. Miller
                                        President, Chief Executive Officer
                                        and Director
                                        Date: February 28, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

         Principal Executive Officer:
         ----------------------------

Stuart A. Miller                                   /s/ STUART A.  MILLER
President, Chief Executive Officer and Director    -----------------------------
                                                   Date: February 28, 2001

         Principal Financial Officer:
         ----------------------------

Bruce E. Gross                                     /s/ BRUCE E. GROSS
Vice President and Chief Financial Officer         -----------------------------
                                                   Date: February 28, 2001

         Principal Accounting Officer:
         -----------------------------

Diane J. Bessette                                  /s/ DIANE J. BESSETTE
Vice President and Controller                      -----------------------------
                                                   Date: February 28, 2001

         Directors:
         ----------

Irving Bolotin                                     /s/ IRVING BOLOTIN
                                                   -----------------------------
                                                   Date: February 28, 2001

Steven L. Gerard                                   /s/ STEVEN L. GERARD
                                                   -----------------------------
                                                   Date: February 28, 2001

Jonathan M. Jaffe                                  /s/ JONATHAN M. JAFFE
                                                   -----------------------------
                                                   Date: February 28, 2001

R. Kirk Landon                                     /s/ R. KIRK LANDON
                                                   -----------------------------
                                                   Date: February 28, 2001

Sidney Lapidus                                     /s/ SIDNEY LAPIDUS
                                                   -----------------------------
                                                   Date: February 28, 2001

Leonard Miller                                     /s/ LEONARD MILLER
                                                   -----------------------------
                                                   Date: February 28, 2001

Herve Ripault                                      /s/ HERVE RIPAULT
                                                   -----------------------------
                                                   Date: February 28, 2001

Arnold P. Rosen                                    /s/ ARNOLD P. ROSEN
                                                   -----------------------------
                                                   Date: February 28, 2001

Steven J. Saiontz                                  /s/ STEVEN J. SAIONTZ
                                                   -----------------------------
                                                   Date: February 28, 2001

Robert J. Strudler                                 /s/ ROBERT J. STRUDLER
                                                   -----------------------------
                                                   Date: February 28, 2001

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Lennar Corporation:

We have audited the consolidated financial statements of Lennar Corporation and subsidiaries (the "Company") as of November 30, 2000 and 1999 and for each of the three years in the period ended November 30, 2000, and have issued our report thereon dated January 9, 2001; such financial statements and report are included in your 2000 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of the Company, listed in Item 14(a)2. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants
Miami, Florida

January 9, 2001

                       LENNAR CORPORATION AND SUBSIDIARIES

                                  Schedule II

                        Valuation and Qualifying Accounts

                  Years Ended November 30, 2000, 1999 and 1998

                                                                                    Additions
                                                                              ----------------------
                                                                               Charged     Charged
                                                                Beginning     to costs     to other                     Ending
                       Description                               balance     and expenses  accounts     Deductions      balance
------------------------------------------------------------    ----------    ---------    ---------    ----------    ----------
Year ended November 30, 2000
   Allowances deducted from assets to which they apply:
       Allowances for doubtful accounts and notes receivable    $2,471,000    3,834,000       28,000    (1,145,000)    5,188,000
                                                                ==========    =========    =========    ==========    ==========
       Deferred income and unamortized discounts                $1,128,000           --    7,896,000      (679,000)    8,345,000
                                                                ==========    =========    =========    ==========    ==========
       Loan loss reserve                                        $3,778,000           --           --      (133,000)    3,645,000
                                                                ==========    =========    =========    ==========    ==========
       Valuation allowance                                      $1,249,000           --      903,000      (775,000)    1,377,000
                                                                ==========    =========    =========    ==========    ==========
       Deferred tax asset valuation allowance                   $8,508,000           --           --    (1,391,000)    7,117,000
                                                                ==========    =========    =========    ==========    ==========
Year ended November 30, 1999
   Allowances deducted from assets to which they apply:
       Allowances for doubtful accounts and notes receivable    $4,075,000    2,011,000       38,000    (3,653,000)    2,471,000
                                                                ==========    =========    =========    ==========    ==========
       Deferred income and unamortized discounts                $  231,000           --    1,156,000      (259,000)    1,128,000
                                                                ==========    =========    =========    ==========    ==========
       Loan loss reserve                                        $3,090,000    1,200,000       21,000      (533,000)    3,778,000
                                                                ==========    =========    =========    ==========    ==========
       Valuation allowance                                      $1,903,000       93,000       56,000      (803,000)    1,249,000
                                                                ==========    =========    =========    ==========    ==========
       Deferred tax asset valuation allowance                   $7,659,000           --      849,000            --     8,508,000
                                                                ==========    =========    =========    ==========    ==========
Year ended November 30, 1998
   Allowances deducted from assets to which they apply:
       Allowances for doubtful accounts and notes receivable    $1,952,000    1,505,000    1,091,000      (473,000)    4,075,000
                                                                ==========    =========    =========    ==========    ==========
       Deferred income and unamortized discounts                $   85,000           --      146,000            --       231,000
                                                                ==========    =========    =========    ==========    ==========
       Loan loss reserve                                        $3,531,000      722,000           --    (1,163,000)    3,090,000
                                                                ==========    =========    =========    ==========    ==========
       Valuation allowance                                      $2,176,000           --      290,000      (563,000)    1,903,000
                                                                ==========    =========    =========    ==========    ==========
       Deferred tax asset valuation allowance                   $7,659,000           --           --            --     7,659,000
                                                                ==========    =========    =========    ==========    ==========

                                  EXHIBIT INDEX

EXHIBIT  DESCRIPTION
-------  -----------
 4(d). Third Supplemental Indenture, dated May 3, 2000, by and among Lennar Corporation and Bank One Trust Company, N.A., as successor trustee to The First National Bank of Chicago (relating to Lennar's 7 5/8% Senior Notes due 2009).

 4(e). Fourth Supplemental Indenture, dated May 3, 2000, by and among Lennar Corporation and Bank One Trust Company, N.A., as successor trustee to The First National Bank of Chicago (relating to Lennar's Zero Coupon Senior Convertible Debentures due 2018).

 10(o). Credit Agreement, dated May 3, 2000, among Lennar Corporation and various lenders.

 10(p). Lennar Corporation 2000 Stock Option and Restricted Stock Plan, which is subject to stockholder approval at the 2001 annual meeting of the Company's stockholders.

 13.     Pages 36 through 64 of the 2000 Annual Report to Stockholders.

 21.     List of subsidiaries.

 23.     Independent Auditors' Consent.

 99.     Financial statements of Lennar Corporation's guarantor subsidiaries.