Form 10-Q
period 2001-02-28
LENNAR CORP /NEW/
filed 2001-04-16
CIK 920760

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

For the quarterly period ended February 28, 2001

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

Common shares outstanding as of March 31, 2001:

         Common                                  53,628,298
         Class B Common                           9,847,812

================================================================================

Part I. Financial Information
Item 1. Financial Statements

                       Lennar Corporation and Subsidiaries
                      Consolidated Condensed Balance Sheets
                    (In thousands, except per share amounts)

                                                                        (Unaudited)
                                                                        February 28,     November 30,
                                                                            2001             2000
-----------------------------------------------------------------------------------------------------
ASSETS
Homebuilding:
  Cash                                                                  $    57,573          287,627
  Receivables, net                                                           47,936           42,270
  Inventories                                                             2,483,343        2,301,584
  Investments in partnerships                                               292,185          257,639
  Other assets                                                              268,082          277,794
                                                                        -----------------------------
                                                                          3,149,119        3,166,914
Financial services                                                          543,735          611,000
-----------------------------------------------------------------------------------------------------
              Total assets                                              $ 3,692,854        3,777,914
=====================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Homebuilding:
  Accounts payable and other liabilities                                $   671,155          778,238
  Mortgage notes and other debts payable, net                             1,291,558        1,254,650
                                                                        -----------------------------
                                                                          1,962,713        2,032,888
Financial services                                                          454,110          516,446
-----------------------------------------------------------------------------------------------------
              Total liabilities                                           2,416,823        2,549,334

Stockholders' equity:
  Preferred stock                                                                --               --
  Common stock of $0.10 par value per share,
      63,158 shares issued at February 28, 2001                               6,316            6,273
  Class B common stock of $0.10 par value per share,
      9,848 shares issued at February 28, 2001                                  985              985
  Additional paid-in capital                                                821,781          812,501
  Retained earnings                                                         632,799          582,299
  Unearned restricted stock                                                 (13,343)         (14,535)
  Treasury stock, at cost; 9,848 common shares at February 28, 2001        (158,943)        (158,943)
  Accumulated other comprehensive loss                                      (13,564)              --
-----------------------------------------------------------------------------------------------------
              Total stockholders' equity                                  1,276,031        1,228,580
-----------------------------------------------------------------------------------------------------
              Total liabilities and stockholders' equity                $ 3,692,854        3,777,914
=====================================================================================================

See accompanying notes to consolidated condensed financial statements.

                       Lennar Corporation and Subsidiaries
                  Consolidated Condensed Statements of Earnings
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                Three Months Ended
                                            ---------------------------
                                            February 28,   February 29,
                                                2001           2000
-----------------------------------------------------------------------
Revenues:
    Homebuilding                             $1,021,818        580,922
    Financial services                           82,224         59,445
-----------------------------------------------------------------------
       Total revenues                         1,104,042        640,367
-----------------------------------------------------------------------
Costs and expenses:
    Homebuilding                                906,180        526,093
    Financial services                           74,966         58,837
    Corporate general and administrative         15,788          9,057
    Interest                                     23,748          9,968
-----------------------------------------------------------------------
       Total costs and expenses               1,020,682        603,955
-----------------------------------------------------------------------
Earnings before income taxes                     83,360         36,412
Income taxes                                     32,094         14,201
-----------------------------------------------------------------------
Net earnings                                 $   51,266         22,211
=======================================================================
Basic earnings per share                     $     0.83           0.42
=======================================================================
Diluted earnings per share                   $     0.75           0.40
=======================================================================

-----------------------------------------------------------------------
Cash dividends per common share              $   0.0125         0.0125
-----------------------------------------------------------------------
Cash dividends per Class B common share      $  0.01125        0.01125
=======================================================================

See accompanying notes to consolidated condensed financial statements.

                       Lennar Corporation and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                                          Three Months Ended
                                                                                      ---------------------------
                                                                                      February 28,   February 29,
                                                                                          2001           2000
-----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net earnings                                                                        $  51,266         22,211
   Adjustments to reconcile net earnings to net cash used in operating activities:
      Depreciation and amortization                                                       10,538          8,135
      Amortization of discount on debt                                                     5,866          5,604
      Equity in earnings from partnerships                                                (4,081)        (4,229)
      Increase in deferred income taxes                                                   11,449          1,792
      Changes in assets and liabilities:
         Increase in receivables                                                          (3,108)       (11,493)
         Increase in inventories                                                        (174,766)      (121,862)
         Increase in other assets                                                         (1,293)        (2,693)
         Decrease in financial services loans held for sale or disposition                53,937         64,992
         Decrease in accounts payable and other liabilities                             (119,506)       (23,913)
-----------------------------------------------------------------------------------------------------------------
         Net cash used in operating activities                                          (169,698)       (61,456)
-----------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Operating properties and equipment:
      Additions                                                                           (2,790)        (4,074)
      Sales                                                                                  435             --
   (Increase) decrease in investments in partnerships, net                               (25,166)         8,407
   Decrease in financial services mortgage loans                                             196            584
   Purchases of investment securities                                                     (4,237)        (2,916)
   Receipts from investment securities                                                     3,900          3,700
-----------------------------------------------------------------------------------------------------------------
        Net cash provided by (used in) investing activities                              (27,662)         5,701
-----------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Net borrowings under revolving credit facilities                                       18,700        229,600
   Net repayments under financial services short-term debt                               (61,983)       (77,837)
   Proceeds from other borrowings                                                             57            635
   Principal payments on other borrowings                                                 (4,406)       (13,130)
   Limited-purpose finance subsidiaries, net                                                 574            (59)
   Common stock:
      Issuance                                                                             7,237             96
      Repurchases                                                                             --       (150,469)
      Dividends                                                                             (766)          (628)
-----------------------------------------------------------------------------------------------------------------
        Net cash used in financing activities                                            (40,587)       (11,792)
-----------------------------------------------------------------------------------------------------------------
Net decrease in cash                                                                    (237,947)       (67,547)
Cash at beginning of period                                                              333,877        118,167
-----------------------------------------------------------------------------------------------------------------
Cash at end of period                                                                  $  95,930         50,620
=================================================================================================================

                       Lennar Corporation and Subsidiaries
          Consolidated Condensed Statements of Cash Flows -- Continued
                                   (Unaudited)
                                 (In thousands)

                                                                                          Three Months Ended
                                                                                      ---------------------------
                                                                                      February 28,   February 29,
                                                                                          2001           2000
-----------------------------------------------------------------------------------------------------------------
Summary of cash:
   Homebuilding                                                                        $  57,573         30,179
   Financial services                                                                     38,357         20,441
-----------------------------------------------------------------------------------------------------------------
                                                                                       $  95,930         50,620
-----------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
   Cash paid for interest, net of amounts capitalized                                  $   9,128             --
   Cash paid for income taxes                                                          $  64,881          8,868

Supplemental disclosures of non-cash investing and financing activities:
   Purchases of inventory financed by sellers                                          $  16,447          4,780
=================================================================================================================

See accompanying notes to consolidated condensed financial statements.

                       Lennar Corporation and Subsidiaries
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)

(1)      Basis of Presentation

The accompanying consolidated condensed financial statements include the accounts of Lennar Corporation and all subsidiaries and partnerships in which a controlling interest is held (the "Company"). The Company's investments in partnerships (and similar entities) in which a significant, but less than controlling, interest is held are accounted for by the equity method. All significant intercompany transactions and balances have been eliminated. The financial statements have been prepared by management without audit by independent public accountants and should be read in conjunction with the November 30, 2000 audited financial statements in the Company's Annual Report on Form 10-K for the year then ended. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the accompanying consolidated condensed financial statements have been made. Certain prior year amounts in the consolidated condensed financial statements have been reclassified to conform with the current period presentation.

The Company historically has experienced, and expects to continue to experience, variability in quarterly results. The consolidated condensed statement of earnings for the three months ended February 28, 2001 is not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

(2)      Operating and Reporting Segments

The Company has two operating and reporting segments: Homebuilding and Financial Services. The Company's reportable segments are strategic business units that offer different products and services.

Homebuilding operations include the sale and construction of single-family attached and detached homes in 13 states. These activities also include the purchase, development and sale of residential land by the Company and partnerships in which it has investments.

The Financial Services Division provides mortgage financing, title insurance and closing services for both the Company's homebuyers and others. The Division packages and resells residential mortgage loans and performs mortgage loan servicing activities. The Division also provides high speed Internet access, cable television and home monitoring services for both the Company's homebuyers and other customers.

(3)      Earnings Per Share

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

                                                                         Three Months Ended
                                                                     --------------------------
                                                                     February 28,  February 29,
    (In thousands, except per share amounts)                             2001          2000
-----------------------------------------------------------------------------------------------
Numerator:
Numerator for basic earnings per share - net earnings                  $51,266        22,211
Interest on zero-coupon convertible debentures, net of tax               1,498         1,428
-----------------------------------------------------------------------------------------------
Numerator for diluted earnings per share                               $52,764        23,639
===============================================================================================
Denominator:
Denominator for basic earnings per share -
   weighted average shares                                              62,097        53,160
Effect of dilutive securities:
   Employee stock options and restricted stock                           1,939           411
   Zero-coupon convertible debentures                                    6,105         6,105
-----------------------------------------------------------------------------------------------
Denominator for diluted earnings per share -
   adjusted weighted average shares and
   assumed conversions                                                  70,141        59,676
===============================================================================================
Basic earnings per share                                               $  0.83          0.42
===============================================================================================
Diluted earnings per share                                             $  0.75          0.40
===============================================================================================

(4)      Financial Services

The assets and liabilities related to the Company's financial services operations (as described in Note 2) are summarized as follows:

                                                                            (Unaudited)
                                                                            February 28,       November 30,
(In thousands)                                                                  2001               2000
-------------------------------------------------------------------------------------------------------------
Assets:
Cash and receivables, net                                                    $  68,573              79,025
Mortgage loans held for sale or disposition, net                               322,620             376,452
Mortgage loans, net                                                             42,211              42,504
Mortgage servicing rights, net                                                  11,488              11,653
Title plants                                                                    15,530              15,530
Goodwill, net                                                                   24,854              25,199
Other                                                                           40,975              40,743
Limited-purpose finance subsidiaries                                            17,484              19,894
-------------------------------------------------------------------------------------------------------------
                                                                             $ 543,735             611,000
-------------------------------------------------------------------------------------------------------------
Liabilities:
Notes and other debts payable                                                $ 366,709             428,966
Other                                                                           69,917              67,586
Limited-purpose finance subsidiaries                                            17,484              19,894
-------------------------------------------------------------------------------------------------------------
                                                                             $ 454,110             516,446
=============================================================================================================

(5)      Cash

Cash as of February 28, 2001 and November 30, 2000 included $35.6 million and $65.9 million, respectively, of cash held in escrow for periods of up to three days.

(6)      Comprehensive Income and Implementation of SFAS No. 133

Effective December 1, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities by requiring that all derivatives be recognized in the balance sheet and measured at fair value. Gains or losses resulting from changes in the fair value of derivatives are recognized in earnings or recorded in other comprehensive income, and recognized in the statement of earnings when the hedged item affects earnings, depending on the purpose of the derivatives and whether they qualify for hedge accounting treatment.

The Company's policy is to designate at a derivative's inception the specific assets, liabilities, or future commitments being hedged and monitor the derivative to determine if it remains an effective hedge. The effectiveness of a derivative as a hedge is based on high correlation between changes in its value and changes in the value of the underlying hedged item. The Company recognizes gains or losses for amounts received or paid when the underlying transaction settles. The Company does not enter into or hold derivatives for trading or speculative purposes.

The Company has various interest rate swap agreements which effectively fix the variable interest rate on approximately $400 million of outstanding debt related to its homebuilding operations. The swap agreements have been designated as cash flow hedges and, accordingly, are reflected at their fair value in the consolidated condensed balance sheet. The related loss is deferred in stockholders' equity as accumulated other comprehensive loss. The Company accounts for its interest rate swaps using the shortcut method, as described in SFAS No. 133. Amounts to be received or paid as a result of the swap agreements are recognized as adjustments to interest incurred on the related debt instruments. The net effect on the Company's operating results is that interest on the variable-rate debt being hedged is recorded based on fixed interest rates.

The Financial Services Division, in the normal course of business, uses derivative financial instruments to reduce its exposure to fluctuations in interest rates. The Division enters into forward commitments and option contracts to protect the value of loans held for sale or disposition from increases in market interest rates. These derivative financial instruments are designated as fair value hedges, and, accordingly, for all qualifying and highly effective fair value hedges, the changes in the fair value of the derivative and the loss or gain on the hedged asset relating to the risk being hedged are recorded currently in earnings.

In accordance with the transition provisions of SFAS No. 133, on December 1, 2000, the Company recorded a cumulative-effect type adjustment of $3.5 million (net of tax benefit of $2.2 million) in accounts payable and other liabilities and accumulated other comprehensive loss to recognize the fair value of the interest rate swaps. The effect of the implementation of SFAS No. 133 on the Company's Financial Services Division's operating earnings was not significant. Subsequent to the Company's adoption of SFAS No. 133 through February 28, 2001, the liability and accumulated other comprehensive loss increased $10.1 million (net of tax benefit of $6.3 million) to $13.6 million. Total comprehensive income was $37.7 million for the three months ended February 28, 2001 and $22.2 million for the three months ended February 29, 2000.

(7)      Subsequent Event

In April 2001, the Company issued, for gross proceeds of approximately $200 million, Zero Coupon Convertible Senior Subordinated Notes due 2021 ("Notes") with a face amount at maturity of approximately $550 million. The Notes were issued at a price of $363.46 per $1,000 face amount at maturity, which equates to a yield to maturity over the life of the Notes of 5.125%. Proceeds from the offering, after underwriting discount, were approximately $195 million. The Company used the proceeds to repay amounts outstanding under its revolving credit facilities and added the balance of the net proceeds to working capital and will use the cash for general corporate purposes. The Notes are convertible into the Company's common stock at any time, if the sale price of the common stock exceeds specified thresholds or in other specified instances, at the rate of approximately 6.4 shares per $1,000 face amount at maturity. The conversion ratio equates to an initial conversion price of $56.93 per share. Holders have the option to require the Company to repurchase the Notes on any of the fifth, tenth, or fifteenth anniversary dates from the issue date for the initial issue price plus accrued yield to the purchase date. The Company has the option to satisfy the repurchases with any combination of cash and/or shares of the Company's common stock. The Company will have the option to redeem the Notes, in cash, at any time after the fifth anniversary date for the initial issue price plus accrued yield to redemption. The Company will pay contingent interest on the Notes during specified six-month periods beginning on April 4, 2006 if the market price of the Notes exceeds specified levels. The Company has granted the underwriter a 30-day option to purchase up to an aggregate of $82.5 million principal amount at maturity of additional Notes to cover over-allotments, if any.

(8)      New Accounting Pronouncements

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 is applicable for the Company beginning in the fourth quarter of the current fiscal year. Management does not currently believe that the conformity with the requirements of SAB No. 101 will have a material impact on the Company's results of operations or financial position.

In September 2000, the Financial Accounting Standards Board issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140 replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The implementation of SFAS No. 140 will not have a material impact on the Company's results of operations or financial position.

(9)      Supplemental Financial Information

During May 2000, the Company issued $325 million of 9.95% senior notes due 2010. The Company's obligations to pay principal, premium, if any, and interest under the notes are guaranteed on a joint and several basis by substantially all of its subsidiaries, other than subsidiaries engaged in mortgage and title reinsurance activities. The Company has determined that separate, full financial statements of the guarantors would not be material to investors and, accordingly, supplemental financial information for the guarantors is presented. Consolidating statements of cash flows are not presented because cash flows for the non-guarantor subsidiaries were not significant for any of the periods presented.

                      Consolidating Condensed Balance Sheet
                                February 28, 2001
                                   (Unaudited)

                                                  Lennar       Guarantor   Non-Guarantor
(In thousands)                                 Corporation   Subsidiaries   Subsidiaries   Eliminations         Total
-------------------------------------------------------------------------------------------------------------------------
ASSETS
Homebuilding:
   Cash and receivables, net                   $     6,714        98,248            547               -         105,509
   Inventories                                           -     2,476,975          6,368               -       2,483,343
   Investments in partnerships                           -       292,185              -               -         292,185
   Other assets                                     83,704       184,378              -               -         268,082
   Investments in subsidiaries                   1,541,334       207,942              -      (1,749,276)              -
-------------------------------------------------------------------------------------------------------------------------
                                                 1,631,752     3,259,728          6,915      (1,749,276)      3,149,119
Financial services                                       -        16,051        527,684               -         543,735
-------------------------------------------------------------------------------------------------------------------------
      Total assets                             $ 1,631,752     3,275,779        534,599      (1,749,276)      3,692,854
=========================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Homebuilding:
    Accounts payable and other liabilities     $   163,930       505,189          2,036               -         671,155
    Mortgage notes and other debts
         payable, net                            1,240,268        51,290              -               -       1,291,558
    Intercompany                                (1,048,477)    1,171,566       (123,089)              -               -
-------------------------------------------------------------------------------------------------------------------------
                                                   355,721     1,728,045       (121,053)              -       1,962,713
Financial services                                       -         6,400        447,710               -         454,110
-------------------------------------------------------------------------------------------------------------------------
       Total liabilities                           355,721     1,734,445        326,657               -       2,416,823

Stockholders' equity                             1,276,031     1,541,334        207,942      (1,749,276)      1,276,031
-------------------------------------------------------------------------------------------------------------------------
       Total liabilities and stockholders'
         equity                                $ 1,631,752     3,275,779        534,599      (1,749,276)      3,692,854
=========================================================================================================================

                      Consolidating Condensed Balance Sheet
                                November 30, 2000

                                                 Lennar       Guarantor    Non-Guarantor
 (In thousands)                               Corporation    Subsidiaries   Subsidiaries     Eliminations       Total
-------------------------------------------------------------------------------------------------------------------------
ASSETS
Homebuilding:
   Cash and receivables, net                   $  211,635        117,649            613               -         329,897
   Inventories                                          -      2,295,191          6,393               -       2,301,584
   Investments in partnerships                          -        257,639              -               -         257,639
   Other assets                                    85,936        191,858              -               -         277,794
   Investments in subsidiaries                  1,495,680        200,488              -      (1,696,168)              -
-------------------------------------------------------------------------------------------------------------------------
                                                1,793,251      3,062,825          7,006      (1,696,168)      3,166,914
Financial services                                      -         16,604        594,396               -         611,000
-------------------------------------------------------------------------------------------------------------------------
      Total assets                             $1,793,251      3,079,429        601,402      (1,696,168)      3,777,914
-------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Homebuilding:
    Accounts payable and other liabilities     $  225,362        550,659          2,217               -         778,238
    Mortgage notes and other debts
         payable, net                           1,216,703         37,947              -               -       1,254,650
    Intercompany                                 (877,394)       993,477       (116,083)              -               -
-------------------------------------------------------------------------------------------------------------------------
                                                  564,671      1,582,083       (113,866)              -       2,032,888
Financial services                                      -          1,666        514,780               -         516,446
-------------------------------------------------------------------------------------------------------------------------
       Total liabilities                          564,671      1,583,749        400,914               -       2,549,334

Stockholders' equity                            1,228,580      1,495,680        200,488      (1,696,168)      1,228,580
-------------------------------------------------------------------------------------------------------------------------
       Total liabilities and
            stockholders' equity               $1,793,251      3,079,429        601,402      (1,696,168)      3,777,914
=========================================================================================================================

                  Consolidating Condensed Statement of Earnings
                      Three Months Ended February 28, 2001
                                   (Unaudited)

                                                 Lennar       Guarantor    Non-Guarantor
(In thousands)                                Corporation    Subsidiaries   Subsidiaries       Eliminations       Total
-------------------------------------------------------------------------------------------------------------------------
Revenues:
    Homebuilding                                   $     -     1,021,816              2               -       1,021,818
    Financial services                                   -        10,897         71,327               -          82,224
-------------------------------------------------------------------------------------------------------------------------
       Total revenues                                    -     1,032,713         71,329               -       1,104,042
-------------------------------------------------------------------------------------------------------------------------
Costs and expenses:
    Homebuilding                                         -       906,053            127               -         906,180
    Financial services                                   -        15,820         59,146               -          74,966
    Corporate general and administrative            15,788             -              -               -          15,788
    Interest                                             -        23,748              -               -          23,748
-------------------------------------------------------------------------------------------------------------------------
       Total costs and expenses                     15,788       945,621         59,273               -       1,020,682
-------------------------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes                (15,788)       87,092         12,056               -          83,360
Provision (benefit) for income taxes                (6,156)       33,530          4,720               -          32,094
Equity in earnings from subsidiaries                60,898         7,336              -         (68,234)              -
-------------------------------------------------------------------------------------------------------------------------
Net earnings                                       $51,266        60,898          7,336         (68,234)         51,266
=========================================================================================================================

                  Consolidating Condensed Statement of Earnings
                      Three Months Ended February 29, 2000
                                   (Unaudited)

                                                 Lennar       Guarantor    Non-Guarantor
(In thousands)                                Corporation    Subsidiaries   Subsidiaries     Eliminations       Total
-------------------------------------------------------------------------------------------------------------------------
Revenues:
    Homebuilding                                   $     -       578,047          2,875               -         580,922
    Financial services                                   -         8,524         50,921               -          59,445
-------------------------------------------------------------------------------------------------------------------------
       Total revenues                                    -       586,571         53,796               -         640,367
-------------------------------------------------------------------------------------------------------------------------
Costs and expenses:
    Homebuilding                                         -       524,130          1,963               -         526,093
    Financial services                                   -        10,890         47,947               -          58,837
    Corporate general and administrative             9,057             -              -               -           9,057
    Interest                                             -         9,968              -               -           9,968
-------------------------------------------------------------------------------------------------------------------------
       Total costs and expenses                      9,057       544,988         49,910               -         603,955
-------------------------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes                 (9,057)       41,583          3,886               -          36,412
Provision (benefit) for income taxes                (3,448)       16,217          1,432               -          14,201
Equity in earnings from subsidiaries                27,820         2,454              -         (30,274)              -
-------------------------------------------------------------------------------------------------------------------------
Net earnings                                       $22,211        27,820          2,454         (30,274)         22,211
=========================================================================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained in the following Management's Discussion and Analysis of Financial Condition and Results of Operations may be "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. By their nature, forward-looking statements involve risks, uncertainties and other factors that may cause actual results to differ materially from those which are anticipated. With regard to the Company, these factors include, but are not limited to, changes in general economic conditions, the market for homes generally and in areas where the Company has developments, the availability and cost of land suitable for residential development, materials prices, labor costs, interest rates, consumer confidence, competition, environmental factors and government regulations affecting the Company's operations. See the Company's Annual Report on Form 10-K for the year ended November 30, 2000 for a further discussion of these and other risks and uncertainties applicable to the Company's business.

(1) Results of Operations

Overview

Net earnings were $51.3 million, or $0.75 per share diluted ($0.83 per share basic), in the first quarter of 2001, compared to $22.2 million, or $0.40 per share diluted ($0.42 per share basic), in the first quarter of 2000.

Homebuilding

The following tables set forth selected financial and operational information related to the Homebuilding Division for the periods indicated (unaudited):

                                                                                          Three Months Ended
                                                                                     ------------------------------
(Dollars in thousands, except                                                        February 28,   February 29,
 average sales price)                                                                   2001            2000
-------------------------------------------------------------------------------------------------------------------
Revenues:
Sales of homes                                                               $          997,494          523,948
Sales of land and other revenues                                                         20,243           52,745
Equity in earnings from partnerships                                                      4,081            4,229
-------------------------------------------------------------------------------------------------------------------
   Total revenues                                                                     1,021,818          580,922

Costs and expenses:
Cost of homes sold                                                                      775,301          420,967
Cost of land and other expenses                                                          17,945           45,163
Selling, general and administrative                                                     112,934           59,963
-------------------------------------------------------------------------------------------------------------------
   Total costs and expenses                                                             906,180          526,093
-------------------------------------------------------------------------------------------------------------------
Operating earnings                                                           $          115,638           54,829
===================================================================================================================

Gross profit on home sales - $                                               $          222,193          102,981
Gross margin on home sales - %                                                             22.3%            19.7%
S,G&A expenses as a percentage of revenues from home sales                                 11.3%            11.4%
Operating margin percentage on revenues from home sales                                    11.0%             8.2%
Average sales price                                                          $          234,000          217,000
====================================================================================================================

Summary of Home and Backlog Data By Region
(Dollars in thousands)

                                           Three Months Ended
                                       ---------------------------
                                       February 28,   February 29,
Deliveries                                 2001           2000
------------------------------------------------------------------
East                                      1,359            769
Central                                   1,214            764
West                                      1,684            878
------------------------------------------------------------------
  Subtotal                                4,257          2,411
Joint ventures                              256              -
------------------------------------------------------------------
  Total                                   4,513          2,411
==================================================================
New Orders
------------------------------------------------------------------
East                                      1,976            851
Central                                   1,727            776
West                                      2,102          1,131
------------------------------------------------------------------
  Subtotal                                5,805          2,758
Joint ventures                              278              -
------------------------------------------------------------------
  Total                                   6,083          2,758
==================================================================
Backlog - Homes
------------------------------------------------------------------
East                                      3,385          1,173
Central                                   2,145            664
West                                      3,869          1,401
------------------------------------------------------------------
  Subtotal                                9,399          3,238
Joint ventures                              534              -
------------------------------------------------------------------
  Total                                   9,933          3,238
==================================================================
Backlog Dollar Value (including JVs) $2,436,469        772,937
==================================================================

The Company's market regions consist of the following states:

East:  Florida, Maryland/Virginia and New Jersey
Central:  Texas, Minnesota and Ohio
West:  California, Colorado, Arizona and Nevada

In addition, the Company has various joint ventures in North Carolina and Michigan.

Revenues from sales of homes increased 90% in the first quarter of 2001 to $997.5 million from $523.9 million in 2000. Revenues were higher due primarily to increases in the number of home deliveries and average sales price in 2001, compared to 2000. New home deliveries were higher due primarily to the inclusion of U.S. Home's homebuilding activity in the first quarter of 2001. The increase in the average sales price on homes delivered was due primarily to an increase in the average sales price in the Company's existing markets, combined with changes in product mix as a result of the entry into new markets since the acquisition of U.S. Home.

Gross profits on home sales increased to $222.2 million in the three months ended February 28, 2001, compared to $103.0 million in the three months ended February 29, 2000. Gross margin percentages on home sales were 22.3% in the three months ended February 28, 2001, compared to 19.7% in the three months ended February 29, 2000. The increase was primarily due to improvements in the Company's existing markets and success in new markets entered into since the acquisition of U.S. Home. Additionally, the Company continued to realize benefits from the national purchasing program which has been expanded since the U.S. Home acquisition.

Revenues from land sales totaled $16.8 million in the first quarter of 2001, compared to $51.3 million in the same period in 2000. Gross profits from land sales totaled $0.3 million, or a 1.7% margin, in the first quarter of 2001, compared to $6.4 million, or a 12.5% margin, last year. Equity in earnings from partnerships was $4.1 million in the first quarter of 2001, compared to $4.2 million in the first quarter of 2000. Profits achieved on land sales and equity in earnings from partnerships may vary significantly from period to period depending on the timing of land sales by the Company and its partnerships.

Selling, general and administrative expenses as a percentage of revenues from home sales improved to 11.3% in the first quarter of 2001 from 11.4% in 2000.

At February 28, 2001, the Company's backlog of sales contracts was 9,933 homes ($2.4 billion), compared to 3,238 homes ($773 million) at February 29, 2000. The higher backlog was primarily attributable to the acquisition of U.S. Home in May 2000.

Financial Services

The following table presents selected financial data related to the Financial Services Division for the periods indicated (unaudited):

                                                       Three Months Ended
                                                 -------------------------------
                                                  February 28,      February 29,
(Dollars in thousands)                                 2001             2000
--------------------------------------------------------------------------------
Revenues                                         $        82,224          59,445
Costs and expenses                                        74,966          58,837
--------------------------------------------------------------------------------
Operating earnings                               $         7,258             608
================================================================================
Dollar value of mortgages originated             $       898,235         483,018
--------------------------------------------------------------------------------
Number of mortgages originated                             5,600           3,200
--------------------------------------------------------------------------------
Principal balance of servicing portfolio         $     2,131,333       2,969,355
--------------------------------------------------------------------------------
Number of loans serviced                                  28,000          37,000
--------------------------------------------------------------------------------
Number of title transactions                              32,000          26,000
================================================================================

Operating earnings from the Financial Services Division increased in the first quarter of 2001 to $7.3 million from $0.6 million in the same period in 2000. The increase was primarily due to greater earnings from the Company's mortgage and title operations, including the earnings contribution from U.S. Home Mortgage Corporation in the first quarter of 2001.

Corporate General and Administrative Expenses

Corporate general and administrative expenses as a percentage of total revenues were 1.4% in both the first quarter of 2001 and 2000.

Interest Expense

In the first quarter of 2001, interest expense was $23.7 million, or 2.2% of total revenues, compared to interest expense of $10.0 million, or 1.6% of total revenues, in 2000. The increase in interest as a percentage of total revenues was primarily due to higher average debt outstanding and higher average cost of debt following the U.S. Home acquisition, compared to the same period last year.

(2) Liquidity and Financial Resources

In the first quarter of 2001, $169.7 million of cash was used in the Company's operating activities, compared to $61.5 million in the first quarter of 2000. In the first quarter of 2001, $174.8 million of cash was used to increase inventories through land purchases, land development and construction and $119.5 million was used to reduce accounts payable and other liabilities. These uses of cash were partially offset by $51.3 million of net earnings and $53.9 million of cash received from the sale or disposition of loans by the Company's Financial Services Division. In the first quarter of 2000, $121.9 million of cash was used to increase inventories through land purchases, land development and construction and $23.9 million was used to reduce accounts payable and other liabilities. These uses of cash were partially offset by $22.2 million of net earnings and $65.0 million of cash received from the sale or disposition of loans by the Company's Financial Services Division.

Earnings before interest, income taxes, depreciation and amortization ("EBITDA") were $117.6 million in the first quarter of 2001 compared to $54.5 million in the first quarter of 2000.

Cash used in investing activities totaled $27.7 million in the first quarter of 2001, compared to cash provided by investing activities of $5.7 million in the corresponding period in 2000. In the first quarter of 2001, $25.2 million of cash was used to increase the Company's investments in partnerships. In the first quarter of 2000, $8.4 million of cash was provided by the Company's investments in partnerships.

The Company meets the majority of its short-term financing needs with cash generated from operations and funds available under its credit facilities. The Company's senior secured credit facilities provide the Company with up to $1.4 billion of financing. The credit facilities consist of a $700 million five-year revolving credit facility, a $300 million 364-day revolving credit facility and a $400 million term loan B. The Company may elect to convert borrowings under the 364-day revolving credit facility to a term loan which would mature in May 2005. At February 28, 2001, $398.0 million was outstanding under the term loan B and $18.7 million was outstanding under the revolving credit facilities.

In April 2001, the Company issued, for gross proceeds of approximately $200 million, Zero Coupon Convertible Senior Subordinated Notes due 2021 ("Notes") with a face amount at maturity of approximately $550 million. The Notes were issued at a price of $363.46 per $1,000 face amount at maturity, which equates to a yield to maturity over the life of the Notes of 5.125%. Proceeds from the offering, after underwriting discount, were approximately $195 million. The Company used the proceeds to repay amounts outstanding under its revolving credit facilities and added the balance of the net proceeds to working capital and will use the cash for general corporate purposes. The Notes are convertible into the Company's common stock at any time, if the sale price of the common stock exceeds specified thresholds or in other specified instances, at the rate of approximately 6.4 shares per $1,000 face amount at maturity. The conversion ratio equates to an initial conversion price of $56.93 per share. Holders have the option to require the Company to repurchase the Notes on any of the fifth, tenth, or fifteenth anniversary dates from the issue date for the initial issue price plus accrued yield to the purchase date. The Company has the option to satisfy the repurchases with any combination of cash and/or shares of the Company's common stock. The Company will have the option to redeem the Notes, in cash, at any time after the fifth anniversary date for the initial issue price plus accrued yield to redemption. The Company will pay contingent interest on the Notes during specified six-month periods beginning on April 4, 2006 if the market price of the Notes exceeds specified levels. The Company has granted the underwriter a 30-day option to purchase up to an aggregate of $82.5 million principal amount at maturity of additional Notes to cover over-allotments, if any.

In July 2000 and March 1999, the Company filed shelf registration statements and prospectuses with the SEC to offer, from time-to-time, its common stock, preferred stock, depositary shares, debt securities or warrants at an aggregate initial offering price not to exceed $1 billion in total. Proceeds can be used for repayment of debt, acquisitions and general corporate purposes. As of April 2001, the Company had $800 million in total available under these registration statements.

Based on the Company's current financial condition and financial market resources, management believes that its operations and capital resources will provide for its current and long-term capital requirements at the Company's anticipated levels of growth.

(3) Market Risk

The information included in "Item 7A. Market Risk" in the Company's Annual Report on Form 10-K for the year ended November 30, 2000 is incorporated herein by reference.

Part II.   Other Information

Items 1-5.      Not applicable.

Item 6.         Exhibits and Reports on Form 8-K.

                (a)      Exhibits:

                         (10) Lennar Corporation 2000 Stock Option and
                              Restricted Stock Plan, as amended.

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

                                                       LENNAR CORPORATION
                                        ----------------------------------------
                                                          (Registrant)




Date:  April 16, 2001                   /s/              BRUCE E. GROSS
       --------------                   ----------------------------------------
                                                         Bruce E. Gross
                                                          Vice President and
                                                     Chief Financial Officer




Date:  April 16, 2001                   /s/             DIANE J. BESSETTE
       --------------                   ----------------------------------------
                                                        Diane J. Bessette
                                                       Vice President and
                                                           Controller

EXHIBIT INDEX

EXHIBIT NO.     DESCRIPTION
-----------     -----------

   (10) Lennar Corporation 2000 Stock Option and Restricted Stock Plan, as amended.