Form 10-Q
period 2001-05-31
LENNAR CORP /NEW/
filed 2001-07-16
CIK 920760

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-Q



          (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended May 31, 2001
                               ------------

Commission File Number:  1-11749
                         --------


                              Lennar Corporation
            (Exact name of registrant as specified in its charter)


              Delaware                                95-4337490
 (State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)                 Identification No.)


            700 Northwest 107th Avenue, Miami, Florida 33172
           (Address of principal executive offices) (Zip Code)


       Registrant's telephone number, including area code (305) 559-4000


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES   X    NO
                                              -----

Common shares outstanding as of June 30, 2001:

     Common                          54,023,719
                                     ----------
     Class B Common                   9,772,812
                                      ---------

================================================================================

Part I.  Financial Information
Item 1.  Financial Statements
         --------------------

                                                  Lennar Corporation and Subsidiaries
                                                 Consolidated Condensed Balance Sheets
                                               (In thousands, except per share amounts)


                                                                                                   (Unaudited)
                                                                                                      May 31,       November 30,
                                                                                                       2001              2000
    --------------------------------------------------------------------------------------------------------------------------------
    ASSETS
    Homebuilding:
      Cash                                                                                         $      219,002        287,627
      Receivables, net                                                                                     47,980         42,270
      Inventories                                                                                       2,521,812      2,301,584
      Investments in partnerships                                                                         286,480        257,639
      Other assets                                                                                        251,605        277,794
                                                                                                  ----------------------------------
                                                                                                        3,326,879      3,166,914
    Financial services                                                                                    673,462        611,000
    --------------------------------------------------------------------------------------------------------------------------------
                  Total assets                                                                     $    4,000,341      3,777,914
    ================================================================================================================================



    LIABILITIES AND STOCKHOLDERS' EQUITY
    Homebuilding:
      Accounts payable and other liabilities                                                       $      586,205        778,238
      Mortgage notes and other debts payable, net                                                       1,496,839      1,254,650
                                                                                                  ----------------------------------
                                                                                                        2,083,044      2,032,888
    Financial services                                                                                    528,485        516,446
    --------------------------------------------------------------------------------------------------------------------------------
                  Total liabilities                                                                     2,611,529      2,549,334

    Stockholders' equity:
      Preferred stock                                                                                           -              -
      Common stock of $0.10 par value per share,
          63,865 shares issued at May 31, 2001                                                              6,386          6,273
      Class B common stock of $0.10 par value per share,
          9,773 shares issued at May 31, 2001                                                                 977            985
      Additional paid-in capital                                                                          835,720        812,501
      Retained earnings                                                                                   729,031        582,299
      Unearned restricted stock                                                                           (12,573)       (14,535)
      Treasury stock, at cost; 9,847 common shares at May 31, 2001                                       (158,927)      (158,943)
      Accumulated other comprehensive loss                                                                (11,802)             -
    --------------------------------------------------------------------------------------------------------------------------------
                  Total stockholders' equity                                                            1,388,812      1,228,580
    --------------------------------------------------------------------------------------------------------------------------------
                  Total liabilities and stockholders' equity                                       $    4,000,341      3,777,914
    ================================================================================================================================

    See accompanying notes to consolidated condensed financial statements.

                      Lennar Corporation and Subsidiaries
                 Consolidated Condensed Statements of Earnings
                                  (Unaudited)
                    (In thousands, except per share amounts)

                                                                     Three Months Ended                      Six Months Ended
                                                                           May 31,                               May 31,
                                                             ---------------------------------       ------------------------------
                                                                   2001              2000                 2001            2000
-----------------------------------------------------------------------------------------------------------------------------------

Revenues:
 Homebuilding                                             $        1,273,349           887,131            2,295,167       1,468,053
 Financial services                                                  118,184            81,049              200,408         140,494
-----------------------------------------------------------------------------------------------------------------------------------
   Total revenues                                                  1,391,533           968,180            2,495,575       1,608,547
-----------------------------------------------------------------------------------------------------------------------------------
Costs and expenses:
 Homebuilding                                                      1,101,518           811,303            2,007,698       1,337,396
 Financial services                                                   84,529            66,109              159,495         124,946
 Corporate general and administrative                                 18,387            11,269               34,175          20,326
 Interest                                                             29,366            19,760               53,114          29,728
-----------------------------------------------------------------------------------------------------------------------------------
   Total costs and expenses                                        1,233,800           908,441            2,254,482       1,512,396
-----------------------------------------------------------------------------------------------------------------------------------

Earnings before income taxes                                         157,733            59,739              241,093          96,151
Income taxes                                                          60,727            23,298               92,821          37,499
-----------------------------------------------------------------------------------------------------------------------------------

Net earnings                                              $           97,006            36,441              148,272          58,652
===================================================================================================================================
Basic earnings per share                                  $             1.55              0.69                 2.38            1.11
===================================================================================================================================
Diluted earnings per share                                $             1.40              0.64                 2.15            1.03
===================================================================================================================================
-----------------------------------------------------------------------------------------------------------------------------------
Cash dividends per common share                           $           0.0125            0.0125                0.025           0.025
-----------------------------------------------------------------------------------------------------------------------------------
Cash dividends per Class B common share                   $          0.01125           0.01125               0.0225          0.0225
===================================================================================================================================


See accompanying notes to consolidated condensed financial statements.

                      Lennar Corporation and Subsidiaries
                Consolidated Condensed Statements of Cash Flows
                                  (Unaudited)
                                 (In thousands)

                                                                                                     Six Months Ended
                                                                                                          May 31,
                                                                                          -------------------------------------
                                                                                                     2001                  2000
-------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net earnings                                                                               $     148,272                58,652
 Adjustments to reconcile net earnings to net cash used in operating activities:
   Depreciation and amortization                                                                   23,985                18,127
   Amortization of discount on debt                                                                 8,065                 5,244
   Equity in earnings from partnerships                                                            (6,515)               (6,494)
   Increase in deferred income taxes                                                               31,072                13,606
   Changes in assets and liabilities, net of effect of acquisitions:
     Increase in receivables                                                                     (124,706)              (15,213)
     Increase in inventories                                                                     (225,193)              (94,615)
     Increase in other assets                                                                      (4,693)              (25,023)
     (Increase) decrease in financial services loans held for sale or disposition                  54,025               (17,312)
     Decrease in accounts payable and other liabilities                                          (190,786)              (91,538)
-------------------------------------------------------------------------------------------------------------------------------
    Net cash used in operating activities                                                        (286,474)             (154,566)
-------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
 Operating properties and equipment:
     Additions                                                                                     (9,943)              (10,189)
     Sales                                                                                          1,619                     -
 Increase in investments in partnerships, net                                                     (13,073)               (3,751)
 Decrease in financial services mortgage loans                                                        626                   546
 Decrease in financial services mortgage servicing rights                                          10,812                     -
 Purchases of investment securities                                                               (11,067)               (8,589)
 Receipts from investment securities                                                               10,800                 5,238
 Acquisitions of properties and businesses, net of cash acquired                                        -              (156,691)
-------------------------------------------------------------------------------------------------------------------------------
    Net cash used in investing activities                                                         (10,226)             (173,436)
-------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
 Net borrowings under revolving credit facilities                                                       -               872,100
 Net borrowings under financial services short-term debt                                            6,144                82,730
 Payments for tender of U.S. Home's senior notes                                                        -              (514,019)
 Net proceeds from issuance of 5.125% zero coupon convertible
     senior subordinated notes                                                                    224,250                     -
 Net proceeds from issuance of 9.95% senior notes                                                       -               294,988
 Proceeds from other borrowings                                                                       110                 1,812
 Principal payments on other borrowings                                                           (11,122)             (262,868)
 Limited-purpose finance subsidiaries, net                                                            588                   108
 Common stock:
   Issuance                                                                                        16,313                 1,312
   Repurchases                                                                                          -              (152,925)
   Dividends                                                                                       (1,540)               (1,378)
-------------------------------------------------------------------------------------------------------------------------------
    Net cash provided by financing activities                                                     234,743               321,860
-------------------------------------------------------------------------------------------------------------------------------
Net decrease in cash                                                                              (61,957)               (6,142)
Cash at beginning of period                                                                       333,877               118,167
-------------------------------------------------------------------------------------------------------------------------------
Cash at end of period                                                                       $     271,920               112,025
===============================================================================================================================

                      Lennar Corporation and Subsidiaries
         Consolidated Condensed Statements of Cash Flows  -- Continued
                                  (Unaudited)
                                (In thousands)

                                                                                                   Six Months Ended
                                                                                                       May 31,
                                                                                       -------------------------------------
                                                                                                2001                  2000
----------------------------------------------------------------------------------------------------------------------------
Summary of cash:
 Homebuilding                                                                         $         219,002               72,234
 Financial services                                                                              52,918               39,791
----------------------------------------------------------------------------------------------------------------------------
                                                                                      $         271,920              112,025
----------------------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
 Cash paid for interest, net of amounts capitalized                                   $          10,670               11,778
 Cash paid for income taxes                                                           $         116,086               30,726

Supplemental disclosures of non-cash investing and financing activities:
 Purchases of inventory financed by sellers                                           $          17,685                4,984
============================================================================================================================

See accompanying notes to consolidated condensed financial statements.

                      Lennar Corporation and Subsidiaries
              Notes to Consolidated Condensed Financial Statements
                                  (Unaudited)

(1)  Basis of Presentation
     ---------------------

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

The Company historically has experienced, and expects to continue to experience, variability in quarterly results. The consolidated condensed statements of earnings for the three and six months ended May 31, 2001 are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

(2)  Operating and Reporting Segments
     --------------------------------

The Company has two operating and reporting segments: Homebuilding and Financial Services. The Company's reportable segments are strategic business units that offer different products and services.

Homebuilding operations include the sale and construction of single-family attached and detached homes in 14 states. These activities also include the purchase, development and sale of residential land by the Company and partnerships in which it has investments.

The Financial Services Division provides mortgage financing, title insurance and closing services for both the Company's homebuyers and others. The Division also packages and resells residential mortgage loans and provides high-speed Internet access, cable television and home monitoring services for both the Company's homebuyers and other customers.

(3)  Earnings Per Share
     ------------------

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

                                                           Three Months Ended                    Six Months Ended
                                                                 May 31,                             May 31,
                                                   ---------------------------------     ------------------------------
(In thousands, except per share amounts)                 2001                  2000             2001             2000
-----------------------------------------------------------------------------------------------------------------------
Numerator:
Numerator for basic earnings per share -
   net earnings                                        $  97,006              36,441           148,272           58,652
Interest on zero-coupon convertible
  debentures due 2018, net of tax                          1,518               1,447             3,016            2,875
-----------------------------------------------------------------------------------------------------------------------
Numerator for diluted earnings per share               $  98,524              37,888           151,288           61,527
=======================================================================================================================

Denominator:
Denominator for basic earnings per share -
   weighted average shares                                62,699              52,779            62,398           52,970
Effect of dilutive securities:
   Employee stock options and restricted stock             1,776                 542             1,857              476
   Zero-coupon convertible debentures due 2018             6,105               6,105             6,105            6,105
-----------------------------------------------------------------------------------------------------------------------
Denominator for diluted earnings per share -
   adjusted weighted average shares and
   assumed conversions                                    70,580              59,426            70,360           59,551
=======================================================================================================================

Basic earnings per share                                $   1.55                0.69              2.38             1.11
=======================================================================================================================

Diluted earnings per share                              $   1.40                0.64              2.15             1.03
=======================================================================================================================

(4) Financial Services
    ------------------

The assets and liabilities related to the Company's financial services operations (as described in Note 2) are summarized as follows:

                                                                               (Unaudited)
                                                                                 May 31,              November 30,
(In thousands)                                                                     2001                   2000
------------------------------------------------------------------------------------------------------------------
Assets:
Cash and receivables, net                                                   $      204,685                  79,025
Mortgage loans held for sale or disposition, net                                   322,537                 376,452
Mortgage loans, net                                                                 41,775                  42,504
Mortgage servicing rights, net                                                           -                  11,653
Title plants                                                                        15,530                  15,530
Goodwill, net                                                                       25,989                  25,199
Other                                                                               46,806                  40,743
Limited-purpose finance subsidiaries                                                16,140                  19,894
------------------------------------------------------------------------------------------------------------------
                                                                            $      673,462                 611,000
==================================================================================================================
Liabilities:
Notes and other debts payable                                               $      434,811                 428,966
Other                                                                               77,534                  67,586
Limited-purpose finance subsidiaries                                                16,140                  19,894
------------------------------------------------------------------------------------------------------------------
                                                                            $      528,485                 516,446
==================================================================================================================

(5)  Cash
     ----

Cash as of May 31, 2001 and November 30, 2000 included $36.9 million and $65.9 million, respectively, of cash held in escrow for approximately three days.

(6)  Debt
     ----

In the second quarter of 2001, the Company issued, for gross proceeds of approximately $230 million, Zero Coupon Convertible Senior Subordinated Notes due 2021 ("Notes") with a face amount at maturity of approximately $633 million. The Notes were issued at a price of $363.46 per $1,000 face amount at maturity, which equates to a yield to maturity over the life of the Notes of 5.125%. Proceeds from the offering, after underwriting discount, were approximately $224 million. The Company used the proceeds to repay amounts outstanding under its revolving credit facilities and added the balance of the net proceeds to working capital and will use the cash for general corporate purposes. The Notes are convertible into the Company's common stock at any time, if the sale price of the common stock exceeds specified thresholds or in other specified instances, at the rate of approximately 6.4 shares per $1,000 face amount at maturity. The conversion ratio equates to an initial conversion price of $56.93 per share. Holders have the option to require the Company to repurchase the Notes on any of the fifth, tenth, or fifteenth anniversary dates from the issue date for the initial issue price plus accrued yield to the purchase date. The Company has the option to satisfy the repurchases with any combination of cash and/or shares of the Company's common stock. The Company will have the option to redeem the Notes, in cash, at any time after the fifth anniversary date for the initial issue price plus accrued yield to redemption. The Company will pay contingent interest on the Notes during specified six-month periods beginning on April 4, 2006 if the market price of the Notes exceeds specified levels.

(7)  Comprehensive Income and Implementation of SFAS No. 133
     -------------------------------------------------------

Effective December 1, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities by requiring that all derivatives be recognized in the balance sheet and measured at fair value. Gains or losses resulting from changes in the fair value of derivatives are recognized in earnings or recorded in other comprehensive income and recognized in the statement of earnings when the hedged item affects earnings, depending on the purpose of the derivatives and whether they qualify for hedge accounting treatment.

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

The Company has various interest rate swap agreements which effectively fix the variable interest rate on approximately $400 million of outstanding debt related to its homebuilding operations. The swap agreements have been designated as cash flow hedges and, accordingly, are reflected at their fair value in the consolidated condensed balance sheet at May 31, 2001. The related loss is deferred in stockholders' equity as accumulated other comprehensive loss. The Company accounts for its interest rate swaps using the shortcut method, as described in SFAS No. 133. Amounts to be received or paid as a result of the swap agreements are recognized as adjustments to interest incurred on the related debt instruments. The net effect on the Company's operating results is that interest on the variable-rate debt being hedged is recorded based on fixed interest rates.

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

In accordance with the transition provisions of SFAS No. 133, on December 1, 2000, the Company recorded a cumulative-effect type adjustment of $3.5 million (net of tax benefit of $2.2 million) in accounts payable and other liabilities and accumulated other comprehensive loss to recognize the fair value of the interest rate swaps. The effect of the implementation of SFAS No. 133 on the Company's Financial Services Division's operating earnings was not significant. Subsequent to the Company's adoption of SFAS No. 133 through May 31, 2001, the liability and accumulated other comprehensive loss increased $8.3 million (net of tax benefit of $5.2 million) to $11.8 million. Total comprehensive income was $136.5 million for the six months ended May 31, 2001 and $58.7 million for the six months ended May 31, 2000.

(8)  New Accounting Pronouncements
     -----------------------------

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

In September 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140 replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. SFAS No. 140 was effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The implementation of SFAS No. 140 did not have a material impact on the Company's results of operations or financial position.

In June 2001, the FASB approved SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. SFAS No. 142 is effective for the Company's fiscal year 2003. Management is in the process of evaluating the effect the adoption of these standards will have on its financial statements.

(9)  Supplemental Financial Information
     ----------------------------------

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

                     Consolidating Condensed Balance Sheet
                                  May 31, 2001
                                  (Unaudited)

                                                 Lennar         Guarantor     Non-Guarantor
(In thousands)                                Corporation     Subsidiaries     Subsidiaries     Eliminations         Total
-------------------------------------------------------------------------------------------------------------------------------
ASSETS
Homebuilding:
   Cash and receivables, net                  $     160,216         106,573              193                -           266,982
   Inventories                                            -       2,515,457            6,355                -         2,521,812
   Investments in partnerships                            -         286,480                -                -           286,480
   Other assets                                      85,807         165,798                -                -           251,605
   Investments in subsidiaries                    1,657,459         239,582                -       (1,897,041)                -
-------------------------------------------------------------------------------------------------------------------------------
                                                  1,903,482       3,313,890            6,548       (1,897,041)        3,326,879
Financial services                                        -          22,129          651,333                -           673,462
-------------------------------------------------------------------------------------------------------------------------------
      Total assets                            $   1,903,482       3,336,019          657,881       (1,897,041)        4,000,341
===============================================================================================================================

LIABILITIES AND
    STOCKHOLDERS' EQUITY
Homebuilding:
   Accounts payable and other
    liabilities                               $     166,168         419,957               80                -           586,205
   Mortgage notes and other debts
    payable, net                                  1,450,819          46,020                -                -         1,496,839
   Intercompany                                  (1,102,317)      1,202,872         (100,555)               -                 -
-------------------------------------------------------------------------------------------------------------------------------
                                                    514,670       1,668,849         (100,475)               -         2,083,044
Financial services                                        -           9,711          518,774                -           528,485
-------------------------------------------------------------------------------------------------------------------------------
       Total liabilities                            514,670       1,678,560          418,299                -         2,611,529

Stockholders' equity                              1,388,812       1,657,459          239,582       (1,897,041)        1,388,812
-------------------------------------------------------------------------------------------------------------------------------
       Total liabilities and stockholders'
         equity                               $   1,903,482       3,336,019          657,881       (1,897,041)        4,000,341
===============================================================================================================================

---------------------------------------------


                     Consolidating Condensed Balance Sheet
                               November 30, 2000

                                                Lennar         Guarantor      Non-Guarantor
(In thousands)                               Corporation     Subsidiaries      Subsidiaries     Eliminations         Total
-------------------------------------------------------------------------------------------------------------------------------
ASSETS
Homebuilding:
   Cash and receivables, net                $     211,635           117,649              613                -           329,897
   Inventories                                          -         2,295,191            6,393                -         2,301,584
   Investments in partnerships                          -           257,639                -                -           257,639
   Other assets                                    85,936           191,858                -                -           277,794
   Investments in subsidiaries                  1,495,680           200,488                -       (1,696,168)                -
-------------------------------------------------------------------------------------------------------------------------------
                                                1,793,251         3,062,825            7,006       (1,696,168)        3,166,914
Financial services                                      -            16,604          594,396                -           611,000
-------------------------------------------------------------------------------------------------------------------------------
      Total assets                          $   1,793,251         3,079,429          601,402       (1,696,168)        3,777,914
===============================================================================================================================

LIABILITIES AND
    STOCKHOLDERS' EQUITY
Homebuilding:
    Accounts payable and other
     liabilities                            $     225,362           550,659            2,217                -           778,238
    Mortgage notes and other debts
     payable, net                               1,216,703            37,947                -                -         1,254,650
    Intercompany                                 (877,394)          993,477         (116,083)               -                 -
-------------------------------------------------------------------------------------------------------------------------------
                                                  564,671         1,582,083         (113,866)               -         2,032,888
Financial services                                      -             1,666          514,780                -           516,446
-------------------------------------------------------------------------------------------------------------------------------
       Total liabilities                          564,671         1,583,749          400,914                -         2,549,334

Stockholders' equity                            1,228,580         1,495,680          200,488       (1,696,168)        1,228,580
-------------------------------------------------------------------------------------------------------------------------------
       Total liabilities and stockholders'
          equity                            $   1,793,251         3,079,429          601,402       (1,696,168)        3,777,914
===============================================================================================================================

---------------------------------------------


                 Consolidating Condensed Statement of Earnings
                         Six Months Ended May 31, 2001
                                  (Unaudited)

                                                Lennar         Guarantor      Non-Guarantor
(In thousands)                               Corporation     Subsidiaries     Subsidiaries      Eliminations         Total
------------------------------------------------------------------------------------------------------------------------------
Revenues:
 Homebuilding                                $          -         2,295,163                4               -         2,295,167
 Financial services                                     -            25,073          175,335               -           200,408
------------------------------------------------------------------------------------------------------------------------------
   Total revenues                                       -         2,320,236          175,339               -         2,495,575
------------------------------------------------------------------------------------------------------------------------------
Costs and expenses:
 Homebuilding                                           -         2,007,442              256               -         2,007,698
 Financial services                                     -            31,263          128,232               -           159,495
 Corporate general and administrative              34,175                 -                -               -            34,175
 Interest                                               -            53,114                -               -            53,114
------------------------------------------------------------------------------------------------------------------------------
   Total costs and expenses                        34,175         2,091,819          128,488               -         2,254,482
------------------------------------------------------------------------------------------------------------------------------

Earnings (loss) before income taxes               (34,175)          228,417           46,851               -           241,093
Provision (benefit) for income taxes              (12,411)           87,941           17,291               -            92,821
Equity in earnings from subsidiaries              170,036            29,560                -        (199,596)                -
------------------------------------------------------------------------------------------------------------------------------
Net earnings                                 $    148,272           170,036           29,560        (199,596)          148,272
==============================================================================================================================


                 Consolidating Condensed Statement of Earnings
                         Six Months Ended May 31, 2000
                                  (Unaudited)

                                                Lennar         Guarantor      Non-Guarantor
(In thousands)                               Corporation     Subsidiaries     Subsidiaries     Eliminations         Total
------------------------------------------------------------------------------------------------------------------------------
Revenues:
 Homebuilding                                 $         -         1,465,178            2,875               -         1,468,053
 Financial services                                     -            25,696          114,798               -           140,494
------------------------------------------------------------------------------------------------------------------------------
  Total revenues                                        -         1,490,874          117,673               -         1,608,547
------------------------------------------------------------------------------------------------------------------------------
Costs and expenses:
 Homebuilding                                           -         1,335,419            1,977               -         1,337,396
 Financial services                                     -            24,220          100,726               -           124,946
 Corporate general and administrative              20,326                 -                -               -            20,326
 Interest                                               -            29,728                -               -            29,728
------------------------------------------------------------------------------------------------------------------------------
  Total costs and expenses                         20,326         1,389,367          102,703               -         1,512,396
------------------------------------------------------------------------------------------------------------------------------

Earnings (loss) before income taxes               (20,326)          101,507           14,970               -            96,151
Provision (benefit) for income taxes               (8,047)           39,588            5,958               -            37,499
Equity in earnings from subsidiaries               70,931             9,012                -         (79,943)                -
------------------------------------------------------------------------------------------------------------------------------
Net earnings                                  $    58,652            70,931            9,012         (79,943)           58,652
==============================================================================================================================

Item 2.    Management's Discussion and Analysis of Financial Condition and
           ---------------------------------------------------------------
Results of Operations
---------------------

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

(1) Results of Operations


Overview
Net earnings were $97.0 million, or $1.40 per share diluted ($1.55 per share basic), in the second quarter of 2001, compared to $36.4 million, or $0.64 per share diluted ($0.69 per share basic), in the second quarter of 2000. For the six months ended May 31, 2001, net earnings were $148.3 million, or $2.15 per share diluted ($2.38 per share basic), compared to $58.7 million, or $1.03 per share diluted ($1.11 per share basic) in 2000.

Homebuilding
The following tables set forth selected financial and operational information related to the Homebuilding Division for the periods indicated (unaudited):

                                                 Three Months Ended                     Six Months Ended
                                                       May 31,                               May 31,
(Dollars in thousands, except                 ---------------------------            --------------------------
average sales price)                               2001            2000                  2001            2000
---------------------------------------------------------------------------------------------------------------
Revenues:
Sales of homes                        $         1,255,356         843,426             2,252,850       1,367,374
Sales of land and other revenues                   15,559          41,440                35,802          94,185
Equity in earnings from partnerships                2,434           2,265                 6,515           6,494
---------------------------------------------------------------------------------------------------------------

  Total revenues                                1,273,349         887,131             2,295,167       1,468,053

Costs and expenses:
Cost of homes sold                                956,047         690,133             1,731,348       1,111,100
Cost of land and other expenses                    10,333          32,822                28,278          77,985
Selling, general and administrative               135,138          88,348               248,072         148,311
---------------------------------------------------------------------------------------------------------------

  Total costs and expenses                      1,101,518         811,303             2,007,698       1,337,396
---------------------------------------------------------------------------------------------------------------

Operating earnings                    $           171,831          75,828               287,469         130,657
===============================================================================================================

Gross profit on home sales - $        $           299,309         153,293               521,502         256,274
Gross margin on home sales - %                       23.8%           18.2%                 23.1%           18.7%
S,G&A expenses as a percentage of
    revenues from home sales                         10.8%           10.5%                 11.0%           10.8%
Operating margin percentage on
    revenues from home sales                         13.1%            7.7%                 12.1%            7.9%
Average sales price                   $           235,000         219,000               234,000         218,000
===============================================================================================================

Summary of Home and Backlog Data By Region

(Dollars in thousands)                                               Three Months Ended                     Six Months Ended
                                                                            May 31,                               May 31,
                                                                 ---------------------------           -------------------------
Deliveries                                                             2001          2000                     2001          2000
--------------------------------------------------------------------------------------------------------------------------------
East                                                                  1,839         1,334                    3,198         2,103
Central                                                               1,531         1,155                    2,745         1,919
West                                                                  1,983         1,370                    3,667         2,248
--------------------------------------------------------------------------------------------------------------------------------
  Subtotal                                                            5,353         3,859                    9,610         6,270

Joint Ventures                                                          265            58                      521            58
--------------------------------------------------------------------------------------------------------------------------------
  Total                                                               5,618         3,917                   10,131         6,328
================================================================================================================================

New Orders
--------------------------------------------------------------------------------------------------------------------------------

East                                                                  2,409         1,359                    4,385         2,210
Central                                                               2,033         1,233                    3,760         2,009
West                                                                  2,437         1,617                    4,539         2,748
--------------------------------------------------------------------------------------------------------------------------------
  Subtotal                                                            6,879         4,209                   12,684         6,967

Joint Ventures                                                          351            73                      629            73
--------------------------------------------------------------------------------------------------------------------------------
  Total                                                               7,230         4,282                   13,313         7,040
================================================================================================================================

Backlog - Homes
--------------------------------------------------------------------------------------------------------------------------------

East                                                                                                         3,955         3,598
Central                                                                                                      2,647         1,836
West                                                                                                         4,323         4,059
--------------------------------------------------------------------------------------------------------------------------------
  Subtotal                                                                                                  10,925         9,493

Joint Ventures                                                                                                 620           313
--------------------------------------------------------------------------------------------------------------------------------
  Total                                                                                                     11,545         9,806
================================================================================================================================
Backlog Dollar Value (including JVs)                                                          $          2,769,624     2,316,154
================================================================================================================================

The Company's market regions consist of the following states:
East:  Florida, Maryland/Virginia and New Jersey
Central: Texas, Minnesota and Ohio
West:  California, Colorado, Arizona and Nevada

In addition, the Company has various joint ventures in North Carolina, Michigan and Missouri.

Revenues from sales of homes increased 49% and 65% in the three and six months ended May 31, 2001, respectively, compared to the same periods in 2000. Revenues were higher due primarily to a 39% and 53% increase in the number of home deliveries for the three and six months ended May 31, 2001, respectively, and a 7% increase in the average sales price in both the three and six months ended May 31, 2001, compared to the same periods in 2000. New home deliveries were higher due primarily to the inclusion of a full period of U.S. Home's homebuilding activity in the three and six months ended May 31, 2001, compared to one month's inclusion in 2000. The increase in the average sales price on homes delivered was due primarily to an increase in the average sales price in most of the Company's existing markets, combined with changes in product mix as a result of the entry into new markets with the acquisition of U.S. Home.

Gross profits on home sales increased to $299.3 million and $521.5 million in the three and six months ended May 31, 2001, respectively, compared to $153.3 million and $256.3 million in the same periods in 2000. Gross profits in 2000 were impacted by purchase accounting associated with the acquisition of U.S. Home. Gross margin percentages on home sales were 23.8% and 23.1% in the three and six months ended May 31, 2001, compared to 18.2% and 18.7%, respectively, (including the effect of purchase accounting), and 20.8% and 20.3%, respectively (excluding the effect of purchase accounting) in the same periods last year. The increase was also due to improvements in the Company's existing markets and success in new markets entered into with the acquisition of U.S. Home. Additionally, the Company continued to realize benefits from the national purchasing program which has been expanded with the U.S. Home acquisition.

Selling, general and administrative expenses as a percentage of revenues from home sales were 10.8% and 11.0% in the three and six months ended May 31, 2001, respectively, compared to 10.5% and 10.8% in the same periods last year.

Revenues from land sales totaled $11.1 million and $28.0 million in the three and six months ended May 31, 2001, respectively, compared to $38.9 million and $90.2 million in the same periods in 2000. Gross profits from land sales totaled $1.8 million, or a 16.4% margin, and $2.1 million, or a 7.5% margin, for the three and six months ended May 31, 2001, respectively, compared to $6.7 million, or a 17.3% margin, and $13.2 million, or a 14.6% margin, respectively, in the same periods last year. Equity in earnings from partnerships was $2.4 million and $6.5 million in the three and six months ended May 31 2001, respectively, compared to $2.3 million and $6.5 million in the same periods last year.
Profits achieved on land sales and equity in earnings from partnerships may vary significantly from period to period depending on the timing of land sales by the Company and its partnerships.

At May 31, 2001, the Company's backlog of sales contracts was 11,545 homes ($2.8 billion), compared to 9,806 homes ($2.3 billion) at May 31, 2000. The higher backlog was primarily attributable to increased customer demand for homes which led to higher new orders in 2001 compared to 2000.

Financial Services
The following table presents selected financial data related to the Financial Services Division for the periods indicated (unaudited):

                                                                            Three Months Ended            Six Months Ended
                                                                                 May 31,                       May 31,
                                                                          ----------------------       ---------------------
(Dollars in thousands)                                                         2001      2000               2001       2000
----------------------------------------------------------------------------------------------------------------------------
Revenues                                                             $        118,184   81,049            200,408    140,494
Costs and expenses                                                             84,529   66,109            159,495    124,946
----------------------------------------------------------------------------------------------------------------------------
Operating earnings                                                   $         33,655   14,940             40,913     15,548
============================================================================================================================

Dollar value of mortgages originated                                 $      1,343,905  686,835          2,242,140  1,169,853
----------------------------------------------------------------------------------------------------------------------------
Number of mortgages originated                                                  8,300    4,600             13,900      7,800
----------------------------------------------------------------------------------------------------------------------------
Number of title transactions                                                   46,000   31,000             78,000     57,000
============================================================================================================================

Operating earnings from the Financial Services Division increased to $33.7 million and $40.9 million in the three and six months ended May 31, 2001, respectively, compared to $14.9 million and $15.5 million in the same periods last year. The increase was partially attributable to the sale of the Company's remaining mortgage servicing which generated a pre-tax profit of approximately $13 million. The Company's ongoing mortgage and title operations also generated greater earnings, which included a full period of earnings contribution from U.S. Home in the three and six months ended May 31, 2001, compared to one month's inclusion in the prior year.

Corporate General and Administrative Expenses

Corporate general and administrative expenses as a percentage of total revenues were 1.3% and 1.4% in the three and six months ended May 31, 2001, respectively, and 1.2% and 1.3% in the three and six months ended May 31, 2000, respectively.

Interest Expense

Interest expense totaled $29.4 million, or 2.1% of total revenues, and $53.1 million, or 2.1% of total revenues, in the three and six months ended May 31, 2001, respectively, compared to interest expense of $19.8 million, or 2.0% of total revenues, and $29.7 million, or 1.8% of total revenues, respectively, in the same periods last year. The increase in interest as a percentage of total revenues in both periods was primarily due to higher average debt outstanding, compared to the same periods last year.

(2) Liquidity and Financial Resources

In the six months ended May 31, 2001, $286.5 million of cash was used in the Company's operating activities, compared to $154.6 million in the corresponding period in 2000. In the six months ended May 31, 2001, $225.2 million of cash was used to increase inventories through land purchases, land development and construction, receivables increased by $124.7 million and $190.8 million was used to reduce accounts payable and other liabilities. These uses of cash were partially offset by $148.3 million of net earnings and $54.0 million of cash received from the sale or disposition of loans by the Company's Financial Services Division. In the six months ended May 31, 2000, $94.6 million of cash was used to increase inventories through land purchases, land development and construction and $91.5 million was used to reduce accounts payable and other liabilities. These uses of cash were offset by $58.7 million of net earnings.

Earnings before interest, income taxes, depreciation and amortization ("EBITDA") were $200.5 million and $318.2 million in the three and six months ended May 31, 2001, respectively, compared to $89.5 million and $144.0 million in the three and six months ended May 31, 2000, respectively.

Cash used in investing activities totaled $10.2 million in the six months ended May 31, 2001, compared to $173.4 million in the corresponding period in 2000. In the six months ended May 31, 2000, $156.7 million of cash was used in the acquisitions of properties and businesses.

The Company meets the majority of its short-term financing needs with cash generated from operations and funds available under its credit facilities. The Company's senior secured credit facilities provide the Company with up to $1.4 billion of financing. The credit facilities consist of a $715 million five-year revolving credit facility, a $300 million 364-day revolving credit facility and a $400 million term loan B. The Company may elect to convert borrowings under the 364-day revolving credit facility to a term loan which would mature in May 2005. At May 31, 2001, $397.0 million was outstanding under the term loan B and there was no balance outstanding under the revolving credit facilities.

In June 2001, the Company's Board of Directors increased the Company's existing stock repurchase authorization to 10 million shares of the Company's outstanding common stock. The Company may repurchase these shares in the open market from time-to-time.

In the second quarter of 2001, the Company issued, for gross proceeds of approximately $230 million, Zero Coupon Convertible Senior Subordinated Notes due 2021 ("Notes") with a face amount at maturity of approximately $633 million. The Notes were issued at a price of $363.46 per $1,000 face amount at maturity, which equates to a yield to maturity over the life of the Notes of 5.125%. Proceeds from the offering, after underwriting discount, were approximately $224 million. The Company used the proceeds to repay amounts outstanding under its revolving credit facilities and added the balance of the net proceeds to working capital and will use the cash for general corporate purposes. The Notes are convertible into the Company's common stock at any time, if the sale price of the common stock exceeds specified thresholds or in other specified instances, at the rate of approximately 6.4 shares per $1,000 face amount at maturity. The conversion ratio equates to an initial conversion price of $56.93 per share. Holders have the option to require the Company to repurchase the Notes on any of the fifth, tenth, or fifteenth anniversary dates from the issue date for the initial issue price plus accrued yield to the purchase date. The Company has the option to satisfy the repurchases with any combination of cash and/or shares of the Company's common stock. The Company will have the option to redeem the Notes, in cash, at any time after the fifth anniversary date for the initial issue price plus accrued yield to redemption. The Company will pay contingent interest on the Notes during specified six-month periods beginning on April 4, 2006 if the market price of the Notes exceeds specified levels.

In July 2000, the Company filed a shelf registration statement and prospectus with the SEC to offer, from time-to-time, its common stock, preferred stock, depositary shares, debt securities or warrants at an aggregate initial offering price not to exceed $500 million. Proceeds can be used for repayment of debt, acquisitions and general corporate purposes. As of May 31, 2001, the Company had $270 million available under this registration statement.

Based on the Company's current financial condition and financial market resources, management believes that its operations and capital resources will provide for its current and long-term capital requirements at the Company's anticipated levels of growth.

(3) Market Risk

The information included in "Item 7A. Market Risk" in the Company's Annual Report on Form 10-K for the year ended November 30, 2000 is incorporated herein by reference. In the second quarter of 2001, the Company issued, for gross proceeds of approximately $230 million, Zero Coupon Convertible Senior Subordinated Notes due 2021 ("Notes") with a face amount at maturity of approximately $633 million. The Notes were issued at a price of $363.46 per $1,000 face amount at maturity, which equates to a yield to maturity over the life of the Notes of 5.125%. Proceeds from the offering, after underwriting discount, were approximately $224 million. See Note 6 of Notes to Consolidated Condensed Financial Statements for additional information.

Part II.   Other Information

Items 1-3.    Not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders.

The following matters were resolved by vote at the April 3, 2001 annual meeting of stockholders of Lennar Corporation:

(1) The following members of the Board of Directors were re-elected to hold office until 2004:


                   Votes For   Votes Withheld
                  -----------  --------------
Irving Bolotin    144,139,653       2,072,137
R. Kirk Landon    135,919,220      10,292,570
Leonard Miller    144,140,184       2,071,606

Other directors whose term of office continued after the meeting:

Steven L. Gerard
Jonathan M. Jaffe
Sidney Lapidus
Stuart A. Miller
Herve Ripault
Arnold P. Rosen
Steven J. Saiontz
Robert J. Strudler

(2) Approval of the Lennar Corporation 2000 Stock Option and Restricted Stock Plan. The results of the vote were as follows:

                                 Votes        Votes       Votes      Broker
                                  For        Against    Abstaining  Non-votes
                             -------------  ----------  ----------  ---------
Common shares                   24,045,781  16,494,592     109,538  7,612,769
Class B Common shares           97,838,610           0           0    110,500
Common and Class B combined    121,884,391  16,494,592     109,538  7,723,269

Item 5.  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits:  Not applicable.

         (b) Reports on Form 8-K: The Registrant filed a report on Form 8-K dated April 3, 2001 and a report on Form 8-K dated April 4, 2001. Both reports provided information in connection with the Company's offering of Zero Coupon Convertible Senior Subordinated Notes due 2021.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                        LENNAR CORPORATION
                                                   --------------------------
                                                          (Registrant)



Date:  July 16, 2001                              /s/    BRUCE E. GROSS
       -------------                              --------------------------
                                                          Bruce E. Gross
                                                        Vice President and
                                                          Chief Financial
                                                              Officer



Date:  July 16, 2001                              /s/   DIANE J. BESSETTE
       -------------                              --------------------------
                                                        Diane J. Bessette
                                                       Vice President and
                                                           Controller