Form 10-K/A
period 2000-11-30
LENNAR CORP /NEW/
filed 2001-09-28
CIK 920760

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended November 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ________ to ______.


                         Commission file number 1-11749


                               LENNAR CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

                 DELAWARE                                   95-4337490
      (State or Other Jurisdiction of                    (I.R.S. Employer
      Incorporation or Organization)                   Identification No.)

        700 NORTHWEST 107TH AVENUE
              MIAMI, FLORIDA                                  33172
 (Address of Principal Executive Offices)                   (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (305) 559-4000




          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

        Title of Each Class            Name of Each Exchange on Which Registered
        -------------------            -----------------------------------------
   Common Stock, par value $.10                 New York Stock Exchange

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

                                EXPLANATORY NOTE

         This Report is being amended to revise the section of Item 1 captioned "Cautionary Statements" so that section will comply with the requirement of Rule 421(d) under the Securities Act of 1933 regarding the use of plain English principles.

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

CURRENT HOMEBUILDING ACTIVITIES

         The table on the following page summarizes information about the Company's recent homebuilding activities:

                             HOMEBUILDING ACTIVITIES

                                                                         Homesites at November 30, 2000
                                                             --------------------------------------------------------
                                                              Lennar Corporation        Partnerships
                                                             -------------------    --------------------
                                                             Estimated number of    Estimated number of
                                                             homes that could be    homes that could be
                                   Homes delivered           constructed on land    constructed on land
                                  in the years ended          currently owned or    currently controlled
                                     November 30,              controlled(1)(2)           (1)(2)(3)          Total
                         ------------------------------      --------------------   --------------------    owned and
Region                    2000        1999        1998       Owned     Controlled        Controlled        controlled
-------------------      ------      ------      ------      ------    ----------   --------------------   ----------
Florida                   5,361       4,241       3,761      15,557      10,092            18,691            44,340
Maryland/Virginia           466          --          --       2,442       1,045               242             3,729
New Jersey                  328          --          --       1,161         927               462             2,550
                         ------      ------      ------      ------      ------            ------           -------
     East Region          6,155       4,241       3,761      19,160      12,064            19,395            50,619
                         ------      ------      ------      ------      ------            ------           -------
Texas                     4,696       3,107       2,484      12,472       1,848             9,332            23,652
Minnesota                   472          --          --       2,229       3,508                --             5,737
Ohio                         35          --          --         282          --                --               282
                         ------      ------      ------      ------      ------            ------           -------
     Central Region       5,203       3,107       2,484      14,983       5,356             9,332            29,671
                         ------      ------      ------      ------      ------            ------           -------
California                3,805       3,731       3,029      13,090       2,147            16,388            31,625
Colorado                    984          --          --       5,397       1,461             2,113             8,971
Arizona                   1,568       1,064       1,090       4,150          --             1,752             5,902
Nevada                      521         446         413       1,037         391                --             1,428
                         ------      ------      ------      ------      ------            ------           -------
     West Region          6,878       5,241       4,532      23,674       3,999            20,253            47,926
                         ------      ------      ------      ------      ------            ------           -------
Joint ventures              342          17          --          --          --             1,280             1,280
                         ------      ------      ------      ------      ------            ------           -------
     Total               18,578      12,606      10,777      57,817      21,419            50,260           129,496
                         ======      ======      ======      ======      ======            ======           =======

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

         The Company employs sales associates who are paid salaries, commissions or both to make on-site sales of the Company's homes. The Company also sells through independent brokers. The Company advertises its communities through local media and through its web site, www.lennar.com. In addition, the Company advertises its active adult and retiree communities in areas where potential active adults and retirees live. The Company markets under its "Everything's Included(SM)" and "Design Studio(SM)" programs. The Company sells primarily from models that it has designed and constructed.

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

                 Information Regarding Interest Rate Sensitivity
                Principal (Notional) Amount by Expected Maturity
                              Average Interest Rate

                                                                                                                Fair Market
                                                   Years Ending November 30,                                      Value at
                                         ----------------------------------------------     There-              November 30,
(Dollars in millions)                     2001      2002      2003      2004      2005      after      Total        2000
--------------------------------------   ------    ------    ------    ------    ------    -------    -------   ------------
ASSETS
  Financial Services:
    Mortgage loans held for sale or
      disposition, net:
        Fixed rate                       $ --        --        --        --        --        374.5      374.5       377.5
        Average interest rate              --        --        --        --        --          7.8%      --          --
        Variable rate                    $ --        --        --        --        --          2.0        2.0         2.0
        Average interest rate              --        --        --        --        --          7.9%      --          --
    Mortgage loans and investments:
        Fixed rate                       $ 23.6       1.1       3.3       1.3       0.3       25.4       55.0        54.5
        Average interest rate               6.4%      9.6%      8.3%      7.2%      9.4%       9.2%      --          --

LIABILITIES
  Homebuilding:
    Mortgage notes and other debts
      payable:
        Fixed rate                       $ 14.8      19.4       5.4       5.3       6.5    1,203.3    1,254.7     1,287.9
        Average interest rate               9.0%      8.3%      8.2%      9.0%      8.7%       7.9%      --          --
  Financial Services:
    Notes and other debts payable:
        Fixed rate                       $  0.7       0.1       0.1      --        --         --          0.9         0.9
        Average interest rate               4.9%      9.8%      9.8%     --        --         --         --          --
        Variable rate                    $428.1      --        --        --        --         --        428.1       428.1
        Average interest rate               6.7%     --        --        --        --         --         --          --

OFF-BALANCE SHEET
  FINANCIAL INSTRUMENTS
    Homebuilding:
        Interest rate swaps:
          Variable to fixed-
          notional amount                $ --        --        --        --       100.0      300.0      400.0        (5.7)
          Average pay rate                 --        --        --        --         6.7%       6.6%      --          --
          Average receive rate                                                    LIBOR      LIBOR

                 Information Regarding Interest Rate Sensitivity
                Principal (Notional) Amount by Expected Maturity
                              Average Interest Rate

                                                                                                                Fair Market
                                                     Years Ending November 30,                                    Value at
                                         ----------------------------------------------     There-              November 30,
(Dollars in millions)                     2000      2001      2002      2003      2004      after      Total        1999
--------------------------------------   ------    ------    ------    ------    ------    -------    -------   ------------
ASSETS
  Financial Services:
    Mortgage loans held for sale or
      disposition, net:
        Fixed rate                       $ --        --        --        --        --        191.8      191.8       193.9
        Average interest rate              --        --        --        --        --          7.8%      --          --
        Variable rate                    $ --        --        --        --        --         37.2       37.2        37.2
        Average interest rate              --        --        --        --        --          7.2%      --          --
    Mortgage loans and investments:
        Fixed rate                       $  8.4       1.3       0.3       1.5       1.4       18.6       31.5        31.0
        Average interest rate               5.3%      7.3%      9.4%      7.0%      7.3%       9.4%      --          --

LIABILITIES
  Homebuilding:
    Mortgage notes and other debts
      payable:
        Fixed rate                       $ 11.3       4.9      --        --        --        507.5      523.7       466.3
        Average interest rate               7.4%      9.3%     --        --        --          6.2%      --          --
  Financial Services:
    Notes and other debts payable:
        Fixed rate                       $  0.7       0.7       0.1       0.2      --         --          1.7         1.6
        Average interest rate               7.2%      4.9%     11.0%      9.0%     --         --         --          --
        Variable rate                    $248.8       1.4       1.1      --        --         --        251.3       251.3
        Average interest rate               5.1%      8.3%      8.3%     --        --         --         --          --

OFF-BALANCE SHEET
  FINANCIAL INSTRUMENTS
    Homebuilding:
        Interest rate swaps:
        Variable to fixed-
        notional amount                  $ --        --       200.0      --        --         --        200.0         1.7
        Average pay rate                   --        --         6.1%     --        --         --         --          --
        Average receive rate                                 30-day
                                                             LIBOR

                              CAUTIONARY STATEMENTS

         Some of the statements in this Report are "forward-looking statements," as that term is defined in the Private Securities Litigation Reform Act of 1995. By their nature, forward-looking statements involve risks, uncertainties and other factors that may cause actual results to differ materially from those which the statements anticipated. Factors which may affect our results include, but are not limited to, changes in: general economic conditions, the market for homes generally and in areas where we have developments, the availability and cost of land suitable for residential development, materials prices, labor costs, interest rates, consumer confidence, competition, environmental factors and government regulations affecting our operations.

         The following factors could particularly significantly affect our operations and financial results and cause our results to differ from those anticipated by forward-looking statements in this Report.

THE RESIDENTIAL HOMEBUILDING INDUSTRY IS CYCLICAL AND IS HIGHLY SENSITIVE TO CHANGES IN ECONOMIC CONDITIONS.

         The residential homebuilding industry is cyclical and is highly sensitive to changes in general economic conditions, such as levels of employment, consumer confidence and income, availability of financing, interest rate levels and demand for housing. The resale market for used homes, including foreclosed homes, also affects the sale of new homes.

         The residential homebuilding industry has, from time-to-time, experienced fluctuating lumber prices and supply, as well as shortages of other materials and labor, including insulation, drywall, concrete, carpenters, electricians and plumbers. Delays in construction of homes due to these factors or due to weather conditions could have an adverse effect upon our operations.

         Inflation can increase the cost of building materials and labor and other construction related costs. Conversely, deflation can reduce the value of our land inventory and make it more difficult for us to include the full cost of previously purchased land in home sale prices.

CUSTOMERS MAY BE UNWILLING OR UNABLE TO PURCHASE OUR HOMES AT TIMES WHEN MORTGAGE FINANCING COSTS ARE HIGH.

         Virtually all the purchasers of our homes finance their acquisitions, either through our financial services subsidiaries or through third-party lenders. In general, housing demand is adversely affected by increases in interest rates and by decreases in the availability of mortgage financing. If effective mortgage costs increase and that adversely affects the ability or willingness of prospective buyers to finance home purchases, our operating results may be negatively affected. Our homebuilding activities also are dependent upon the availability and cost of mortgage financing for buyers of homes currently owned by potential purchasers of our homes who cannot purchase our homes until they sell their current homes.

OUR OPERATING RESULTS MAY VARY.

         We have historically experienced, and expect to continue to experience, variability in operating results on a quarterly basis. Factors that may contribute to this variability include, but are not limited to:

         -      the timing of home closings;

         -      the timing of land sales;

         - the timing of receipt of regulatory approvals for the construction of homes;

         - the condition of the real estate market and general economic conditions;

         -      the cyclical nature of the homebuilding industry;

         - prevailing interest rates and availability of mortgage financing;

         -      pricing policies of our competitors;

         -      the timing of the opening of new residential communities;

         -      weather conditions; and

         -      the cost and availability of materials and labor.

         Our historical financial performance is not necessarily a meaningful indicator of future results. We expect our financial results to continue to vary from quarter to quarter.

WE DEPEND ON KEY PERSONNEL.

         Our success depends to a significant degree on the efforts of our senior management. Our operations may be adversely affected if one or more members of senior management cease to be active in our business. We have designed our compensation structure and employee benefit programs to encourage long-term employment by executive officers.

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         LENNAR CORPORATION


                                         By:  /s/ Bruce Gross
                                             ----------------------------------
                                             Bruce Gross,Vice President and
                                             Chief Financial Officer
                                             Date: September 28, 2001