Form 10-Q
period 2001-08-31
LENNAR CORP /NEW/
filed 2001-10-15
CIK 920760

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-Q



       (X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended August 31, 2001
                               ---------------

Commission File Number:  1-11749
                         -------


                              Lennar Corporation
            (Exact name of registrant as specified in its charter)


           Delaware                                       95-4337490
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)


               700 Northwest 107th Avenue, Miami, Florida 33172
              (Address of principal executive offices) (Zip Code)


       Registrant's telephone number, including area code (305) 559-4000


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES  X    NO___
                                                ---

Common shares outstanding as of September 30, 2001:

     Common                          54,193,341
                                     ----------
     Class B Common                   9,737,812
                                     ----------

================================================================================

Part I.  Financial Information
Item 1.  Financial Statements
         --------------------

                      Lennar Corporation and Subsidiaries
                     Consolidated Condensed Balance Sheets
                    (In thousands, except per share amounts)


                                                                                           (Unaudited)
                                                                                            August 31,    November 30,
                                                                                               2001           2000
----------------------------------------------------------------------------------------------------------------------
ASSETS
Homebuilding:
 Cash                                                                                      $    208,570        287,627
 Receivables, net                                                                                46,339         42,270
 Inventories                                                                                  2,703,412      2,301,584
 Investments in partnerships                                                                    349,772        257,639
 Other assets                                                                                   239,554        277,794
                                                                                         -----------------------------
                                                                                              3,547,647      3,166,914
Financial services                                                                              624,758        611,000
----------------------------------------------------------------------------------------------------------------------
       Total assets                                                                        $  4,172,405      3,777,914
======================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Homebuilding:
 Accounts payable and other liabilities                                                    $    681,738        778,238
 Mortgage notes and other debts payable, net                                                  1,490,385      1,254,650
                                                                                         -----------------------------
                                                                                              2,172,123      2,032,888
Financial services                                                                              505,453        516,446
----------------------------------------------------------------------------------------------------------------------
       Total liabilities                                                                      2,677,576      2,549,334

Stockholders' equity:
 Preferred stock                                                                                      -              -
 Common stock of $0.10 par value per share,
  64,039 shares issued at August 31, 2001                                                         6,404          6,273
 Class B common stock of $0.10 par value per share,
  9,738 shares issued at August 31, 2001                                                            974            985
 Additional paid-in capital                                                                     839,527        812,501
 Retained earnings                                                                              834,939        582,299
 Unearned restricted stock                                                                      (11,803)       (14,535)
 Treasury stock, at cost; 9,847 common shares at August 31, 2001                               (158,927)      (158,943)
 Accumulated other comprehensive loss                                                           (16,285)             -
----------------------------------------------------------------------------------------------------------------------
       Total stockholders' equity                                                             1,494,829      1,228,580
----------------------------------------------------------------------------------------------------------------------
       Total liabilities and stockholders' equity                                          $  4,172,405      3,777,914
======================================================================================================================

See accompanying notes to consolidated condensed financial statements.

                      Lennar Corporation and Subsidiaries
                 Consolidated Condensed Statements of Earnings
                                  (Unaudited)
                   (In thousands, except per share amounts)

                                                                      Three Months Ended                    Nine Months Ended
                                                                          August 31,                           August 31,
                                                             ----------------------------------      -----------------------------
                                                                     2001              2000                2001           2000
----------------------------------------------------------------------------------------------------------------------------------
Revenues:
 Homebuilding                                             $        1,466,792          1,288,700           3,761,959      2,756,753
 Financial services                                                  110,836             87,515             311,244        228,009
----------------------------------------------------------------------------------------------------------------------------------
   Total revenues                                                  1,577,628          1,376,215           4,073,203      2,984,762
==================================================================================================================================
Costs and expenses:
 Homebuilding                                                      1,267,745          1,164,305           3,275,443      2,501,701
 Financial services                                                   86,169             70,516             245,664        195,462
 Corporate general and administrative                                 19,545             13,554              53,720         33,880
 Interest                                                             30,681             27,829              83,795         57,557
----------------------------------------------------------------------------------------------------------------------------------
   Total costs and expenses                                        1,404,140          1,276,204           3,658,622      2,788,600
==================================================================================================================================

Earnings before income taxes                                         173,488            100,011             414,581        196,162
Income taxes                                                          66,793             39,004             159,614         76,503
----------------------------------------------------------------------------------------------------------------------------------
Net earnings                                              $          106,695             61,007             254,967        119,659
----------------------------------------------------------------------------------------------------------------------------------
Basic earnings per share                                  $             1.69               0.99                4.07           2.14
----------------------------------------------------------------------------------------------------------------------------------
Diluted earnings per share                                $             1.53               0.90                3.68           1.98
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------
Cash dividends per common share                           $           0.0125             0.0125              0.0375         0.0375
----------------------------------------------------------------------------------------------------------------------------------
Cash dividends per Class B common share                   $          0.01125            0.01125             0.03375        0.03375
==================================================================================================================================

See accompanying notes to consolidated condensed financial statements.

                      Lennar Corporation and Subsidiaries
                Consolidated Condensed Statements of Cash Flows
                                  (Unaudited)
                                (In thousands)

                                                                                                     Nine Months Ended
                                                                                                         August 31,
                                                                                              ---------------------------------
                                                                                                  2001                  2000
-------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net earnings                                                                                $   254,967               119,659
  Adjustments to reconcile net earnings to net cash used in operating activities:
     Depreciation and amortization                                                                 35,867                30,874
     Amortization of discount on debt                                                              14,123                 8,198
     Equity in earnings from partnerships                                                          (8,843)               (9,667)
     Increase in deferred income taxes                                                             40,901                23,155
     Changes in assets and liabilities, net of effect of acquisitions:
       Increase in receivables                                                                    (86,137)               (1,703)
       Increase in inventories                                                                   (411,912)             (126,841)
       Increase in other assets                                                                    (7,320)              (24,253)
       Decrease in financial services loans held for sale or disposition                           56,138                22,774
       Decrease in accounts payable and other liabilities                                        (104,077)              (67,413)
-------------------------------------------------------------------------------------------------------------------------------
      Net cash used in operating activities                                                      (216,293)              (25,217)
-------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Net additions to operating properties and equipment                                             (11,301)              (13,411)
  Increase in investments in partnerships, net                                                    (70,587)               (7,899)
  (Increase) decrease in financial services mortgage loans                                         12,090               (20,678)
  Decrease in financial services mortgage servicing rights                                         10,812                     -
  Purchases of investment securities                                                              (11,124)              (14,586)
  Receipts from investment securities                                                              10,800                11,946
  Acquisitions of properties and businesses, net of cash acquired                                       -              (156,691)
-------------------------------------------------------------------------------------------------------------------------------
      Net cash used in investing activities                                                       (59,310)             (201,319)
-------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net borrowings under revolving credit facilities                                                      -               798,700
  Net borrowings (repayments) under financial services short-term debt                             (9,826)               42,072
  Payments for tender of U.S. Home's senior notes                                                       -              (519,759)
  Net proceeds from issuance of 5.125% zero coupon convertible
     senior subordinated notes                                                                    224,250                     -
  Net proceeds from issuance of 9.95% senior notes                                                      -               294,988
  Proceeds from other borrowings                                                                      110                 4,371
  Principal payments on other borrowings                                                          (25,542)             (268,596)
  Limited-purpose finance subsidiaries, net                                                         1,962                    79
  Common stock:
    Issuance                                                                                       18,933                 2,408
    Repurchases                                                                                         -              (152,925)
    Dividends                                                                                      (2,327)               (2,136)
-------------------------------------------------------------------------------------------------------------------------------
      Net cash provided by financing activities                                                   207,560               199,202
-------------------------------------------------------------------------------------------------------------------------------
Net decrease in cash                                                                              (68,043)              (27,334)
Cash at beginning of period                                                                       333,877               118,167
-------------------------------------------------------------------------------------------------------------------------------
Cash at end of period                                                                         $   265,834                90,833
===============================================================================================================================


                                            Lennar Corporation and Subsidiaries
                               Consolidated Condensed Statements of Cash Flows  -- Continued
                                                        (Unaudited)
                                                       (In thousands)
                                                                                          Nine Months Ended
                                                                                             August 31,
                                                                                      -------------------------
                                                                                          2001            2000
---------------------------------------------------------------------------------------------------------------
Summary of cash:
 Homebuilding                                                                         $   208,570        58,134
 Financial services                                                                        57,264        32,699
---------------------------------------------------------------------------------------------------------------
                                                                                      $   265,834        90,833
---------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
 Cash paid for interest, net of amounts capitalized                                   $    21,114           888
 Cash paid for income taxes                                                           $   146,102        60,106

Supplemental disclosures of non-cash investing and financing activities:
 Purchases of inventory financed by sellers                                           $    19,480         4,984
---------------------------------------------------------------------------------------------------------------

   See accompanying notes to consolidated condensed financial statements.

                      Lennar Corporation and Subsidiaries
             Notes to Consolidated Condensed Financial Statements
                                  (Unaudited)

(1)  Basis of Presentation
     ---------------------

The accompanying consolidated condensed financial statements include the accounts of Lennar Corporation and all subsidiaries and partnerships (and similar entities) in which a controlling interest is held (the "Company"). The Company's investments in partnerships in which a significant, but less than controlling, interest is held are accounted for by the equity method. All significant intercompany transactions and balances have been eliminated. The financial statements have been prepared by management without audit by independent public accountants and should be read in conjunction with the November 30, 2000 audited financial statements in the Company's Annual Report on Form 10-K for the year then ended. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the accompanying consolidated condensed financial statements have been made. Certain prior year amounts in the consolidated condensed financial statements have been reclassified to conform with the current period presentation.

The Company historically has experienced, and expects to continue to experience, variability in quarterly results. The consolidated condensed statements of earnings for the three and nine months ended August 31, 2001 are not necessarily indicative of the results to be expected for the full year.

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

                                                              Three Months Ended                   Nine Months Ended
                                                                  August 31,                           August 31,
                                                      ---------------------------------     ------------------------------
     (In thousands, except per share amounts)               2001                2000              2001             2000
   -----------------------------------------------------------------------------------------------------------------------
   Numerator:
   Numerator for basic earnings per share -
      net earnings                                        $ 106,695              61,007           254,967          119,659
   Interest on zero-coupon convertible
     debentures due 2018, net of tax                          1,529               1,457             4,545            4,332
   -----------------------------------------------------------------------------------------------------------------------
   Numerator for diluted earnings per share               $ 108,224              62,464           259,512          123,991
   =======================================================================================================================
   Denominator:
   Denominator for basic earnings per share -
      weighted average shares                                63,025              61,650            62,607           55,863
   Effect of dilutive securities:
      Employee stock options and restricted stock             1,695               1,390             1,803              781
      Zero-coupon convertible debentures due 2018             6,105               6,105             6,105            6,105
   -----------------------------------------------------------------------------------------------------------------------
   Denominator for diluted earnings per share -
      adjusted weighted average shares and
      assumed conversions                                    70,825              69,145            70,515           62,749
   =======================================================================================================================

   Basic earnings per share                               $    1.69                0.99              4.07             2.14
   =======================================================================================================================

   Diluted earnings per share                             $    1.53                0.90              3.68             1.98
   =======================================================================================================================

(4)    Financial Services
       ------------------

The assets and liabilities related to the Company's Financial Services Division (as described in Note 2) are summarized as follows:

                                                                             (Unaudited)
                                                                              August 31,       November 30,
     (In thousands)                                                              2001              2000
     -------------------------------------------------------------------------------------------------------
     Assets:
     Cash and receivables, net                                        $          172,094            79,025
     Mortgage loans held for sale or disposition, net                            320,419           376,452
     Mortgage loans, net                                                          30,329            42,504
     Mortgage servicing rights, net                                                    -            11,653
     Title plants                                                                 15,530            15,530
     Goodwill, net                                                                25,574            25,199
     Other                                                                        48,200            40,743
     Limited-purpose finance subsidiaries                                         12,612            19,894
     -----------------------------------------------------------------------------------------------------
                                                                      $          624,758           611,000
     =====================================================================================================
     Liabilities:
     Notes and other debts payable                                    $          418,521           428,966
     Other                                                                        74,320            67,586
     Limited-purpose finance subsidiaries                                         12,612            19,894
     -----------------------------------------------------------------------------------------------------
                                                                      $          505,453           516,446
     =====================================================================================================

(5)  Cash
     ----

Cash as of August 31, 2001 and November 30, 2000 included $45.4 million and $65.9 million, respectively, of cash held in escrow for approximately three days.

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

(7)  Comprehensive Income and Implementation of SFAS No. 133
     -------------------------------------------------------

Effective December 1, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities by requiring that all derivatives be recognized in the balance sheet and measured at fair value. Gains or losses resulting from changes in the fair value of derivatives are recognized in earnings or recorded in other comprehensive income and recognized in the statement of earnings when the hedged item affects earnings, depending on the purpose of the derivatives and whether they qualify for hedge accounting treatment.

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

The Company has various interest rate swap agreements which effectively fix the variable interest rate on approximately $400 million of outstanding debt related to its homebuilding operations. The swap agreements have been designated as cash flow hedges and, accordingly, are reflected at their fair value in the consolidated condensed balance sheet at August 31, 2001. The related loss is deferred in stockholders' equity as accumulated other comprehensive loss. The Company accounts for its interest rate swaps using the shortcut method, as described in SFAS No. 133.

Amounts to be received or paid as a result of the swap agreements are recognized as adjustments to interest incurred on the related debt instruments. The Company believes that there will be no ineffectiveness related to the interest rate swaps and therefore no portion of the accumulated other comprehensive loss would be reclassified into future earnings. The net effect on the Company's operating results is that interest on the variable-rate debt being hedged is recorded based on fixed interest rates.

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

In accordance with the transition provisions of SFAS No. 133, on December 1, 2000, the Company recorded a cumulative-effect type adjustment of $3.5 million (net of tax benefit of $2.2 million) in accounts payable and other liabilities and accumulated other comprehensive loss to recognize the fair value of the interest rate swaps. The effect of the implementation of SFAS No. 133 on the Company's Financial Services Division's operating earnings was not significant. Subsequent to the Company's adoption of SFAS No. 133 through August 31, 2001, the liability and accumulated other comprehensive loss increased $12.8 million (net of tax benefit of $8.0 million) to $16.3 million. Total comprehensive income was $238.7 million for the nine months ended August 31, 2001 and $119.7 million for the nine months ended August 31, 2000.

(8)  New Accounting Pronouncements
     -----------------------------

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 is applicable for the Company beginning in the fourth quarter of the current fiscal year. The Company's conformity with the requirements of SAB No. 101 will not have a material impact on the Company's results of operations or financial position.

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

In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method and requires acquired intangible assets to be recognized as assets apart from goodwill if certain criteria are met. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and provides guidance on accounting for intangible assets and eliminates the amortization of goodwill and certain identifiable intangible assets. Under the provisions of SFAS No. 142, intangible assets, including goodwill, that are not subject to amortization will be tested for impairment annually at the reporting unit level. Impairment testing must be performed more frequently if events or changes in circumstances indicate that the asset might be impaired. Management is in the process of evaluating the effect the adoption of SFAS No. 142 will have on the Company's financial statements.

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

                     Consolidating Condensed Balance Sheet
                                August 31, 2001
                                  (Unaudited)

                                                       Lennar          Guarantor     Non-Guarantor
    (In thousands)                                  Corporation      Subsidiaries     Subsidiaries     Eliminations        Total
    -------------------------------------------------------------------------------------------------------------------------------
    ASSETS
    Homebuilding:
       Cash and receivables, net                   $    120,148         134,602              159                -           254,909
       Inventories                                            -       2,697,005            6,407                -         2,703,412
       Investments in partnerships                            -         349,772                -                -           349,772
       Other assets                                      52,298         187,256                -                -           239,554
       Investments in subsidiaries                    1,910,601         184,240                -       (2,094,841)                -
    -------------------------------------------------------------------------------------------------------------------------------
                                                      2,083,047       3,552,875            6,566       (2,094,841)        3,547,647
    Financial services                                        -          27,189          597,569                -           624,758
    -------------------------------------------------------------------------------------------------------------------------------
          Total assets                             $  2,083,047       3,580,064          604,135       (2,094,841)        4,172,405
    -------------------------------------------------------------------------------------------------------------------------------

    LIABILITIES AND
        STOCKHOLDERS' EQUITY
    Homebuilding:
        Accounts payable and other liabilities     $    185,169         496,389              180                -           681,738
        Mortgage notes and other debts payable,
            net                                       1,455,709          34,676                -                -         1,490,385
        Intercompany                                 (1,052,660)      1,135,371          (82,711)               -                 -
    -------------------------------------------------------------------------------------------------------------------------------
                                                        588,218       1,666,436          (82,531)               -         2,172,123
    Financial services                                        -           3,027          502,426                -           505,453
    -------------------------------------------------------------------------------------------------------------------------------
          Total liabilities                             588,218       1,669,463          419,895                -         2,677,576

    Stockholders' equity                              1,494,829       1,910,601          184,240       (2,094,841)        1,494,829
    -------------------------------------------------------------------------------------------------------------------------------
          Total liabilities and stockholders'
                 equity                            $  2,083,047       3,580,064          604,135       (2,094,841)        4,172,405
    -------------------------------------------------------------------------------------------------------------------------------

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
===============================================================================================================================

---------------------------------------------


                 Consolidating Condensed Statement of Earnings
                       Nine Months Ended August 31, 2001
                                  (Unaudited)

                                                Lennar         Guarantor      Non-Guarantor
(In thousands)                               Corporation     Subsidiaries     Subsidiaries      Eliminations         Total
------------------------------------------------------------------------------------------------------------------------------
Revenues:
 Homebuilding                                $          -         3,761,955                4               -         3,761,959
 Financial services                                     -            40,941          270,303               -           311,244
------------------------------------------------------------------------------------------------------------------------------
   Total revenues                                       -         3,802,896          270,307               -         4,073,203
==============================================================================================================================
Costs and expenses:
 Homebuilding                                           -         3,275,071              372               -         3,275,443
 Financial services                                     -            47,127          198,537               -           245,664
 Corporate general and administrative              53,720                 -                -               -            53,720
 Interest                                               -            83,795                -               -            83,795
------------------------------------------------------------------------------------------------------------------------------
   Total costs and expenses                        53,720         3,405,993          198,909               -         3,658,622
==============================================================================================================================

Earnings (loss) before income taxes               (53,720)          396,903           71,398               -           414,581
Provision (benefit) for income taxes              (20,497)          152,807           27,304               -           159,614
Equity in earnings from subsidiaries              288,190            44,094                -        (332,284)                -
------------------------------------------------------------------------------------------------------------------------------
Net earnings                                 $    254,967           288,190           44,094        (332,284)          254,967
==============================================================================================================================


                 Consolidating Condensed Statement of Earnings
                       Nine Months Ended August 31, 2000
                                  (Unaudited)

                                                Lennar         Guarantor      Non-Guarantor
(In thousands)                               Corporation     Subsidiaries     Subsidiaries      Eliminations         Total
------------------------------------------------------------------------------------------------------------------------------
Revenues:
 Homebuilding                                $          -         2,753,878            2,875               -         2,756,753
 Financial services                                     -            36,180          191,829               -           228,009
------------------------------------------------------------------------------------------------------------------------------
   Total revenues                                       -         2,790,058          194,704               -         2,984,762
==============================================================================================================================
Costs and expenses:
 Homebuilding                                           -         2,499,717            1,984               -         2,501,701
 Financial services                                     -            35,540          159,922               -           195,462
 Corporate general and administrative              33,880                 -                -               -            33,880
 Interest                                               -            57,557                -               -            57,557
------------------------------------------------------------------------------------------------------------------------------
   Total costs and expenses                        33,880         2,592,814          161,906               -         2,788,600
==============================================================================================================================

Earnings (loss) before income taxes               (33,880)          197,244           32,798               -           196,162
Provision (benefit) for income taxes              (13,425)           76,925           13,003               -            76,503
Equity in earnings from subsidiaries              140,114            19,795                -        (159,909)                -
------------------------------------------------------------------------------------------------------------------------------
Net earnings                                 $    119,659           140,114           19,795        (159,909)          119,659
==============================================================================================================================

Item 2.    Management's Discussion and Analysis of Financial Condition and
           ---------------------------------------------------------------
Results of Operations
---------------------

Some of the statements contained in the following Management's Discussion and Analysis of Financial Condition and Results of Operations are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. By their nature, forward-looking statements involve risks, uncertainties and other factors that may cause actual results to differ materially from those which the statements anticipated. Factors which may affect our results include, but are not limited to, changes in general economic conditions, the market for homes generally and in areas where we have developments, the availability and cost of land suitable for residential development, materials prices, labor costs, interest rates, consumer confidence, competition, environmental factors and government regulations affecting our operations. See our Annual Report on Form 10-K/A for the year ended November 30, 2000 for a further discussion of these and other risks and uncertainties applicable to our business.

(1) Results of Operations

Overview

Net earnings were $106.7 million, or $1.53 per share diluted ($1.69 per share basic), in the third quarter of 2001, compared to $61.0 million, or $0.90 per share diluted ($0.99 per share basic), in the third quarter of 2000. For the nine months ended August 31, 2001, net earnings were $255.0 million, or $3.68 per share diluted ($4.07 per share basic), compared to $119.7 million, or $1.98 per share diluted ($2.14 per share basic) in 2000.

Homebuilding
The following tables set forth selected financial and operational information related to the Homebuilding Division for the periods indicated (unaudited):

                                                 Three Months Ended                     Nine Months Ended
                                                     August 31,                            August 31,
(Dollars in thousands, except               -----------------------------        ------------------------------
average sales price)                              2001             2000                  2001            2000
---------------------------------------------------------------------------------------------------------------
Revenues:
Sales of homes                              $  1,422,056        1,243,408             3,674,906       2,610,782
Sales of land and other revenues                  42,408           42,119                78,210         136,304
Equity in earnings from partnerships               2,328            3,173                 8,843           9,667
---------------------------------------------------------------------------------------------------------------
   Total revenues                              1,466,792        1,288,700             3,761,959       2,756,753

Costs and expenses:
Cost of homes sold                             1,082,643          998,390             2,813,991       2,109,490
Cost of land and other expenses                   38,196           36,113                66,474         114,098
Selling, general and administrative              146,906          129,802               394,978         278,113
---------------------------------------------------------------------------------------------------------------
   Total costs and expenses                    1,267,745        1,164,305             3,275,443       2,501,701
---------------------------------------------------------------------------------------------------------------

Operating earnings                          $    199,047          124,395               486,516         255,052
===============================================================================================================
Gross margin on home sales                          23.9%            19.7%                 23.4%           19.2%
S,G&A expenses as a percentage of
    revenues from home sales                        10.3%            10.4%                 10.7%           10.7%
Operating margin percentage on
    revenues from home sales                        13.5%             9.3%                 12.7%            8.5%
Average sales price                         $    232,000          224,000               233,000         221,000
===============================================================================================================

Summary of Home and Backlog Data By Region
(Dollars in thousands)                                              Three Months Ended                     Nine Months Ended
                                                                         August 31,                            August 31,
                                                               -------------------------------      ----------------------------
Deliveries                                                             2001          2000                     2001          2000
--------------------------------------------------------------------------------------------------------------------------------

East                                                                  2,046         1,794                    5,244         3,897
Central                                                               1,969         1,694                    4,714         3,613
West                                                                  2,119         2,056                    5,786         4,304
--------------------------------------------------------------------------------------------------------------------------------
  Subtotal                                                            6,134         5,544                   15,744        11,814

Joint ventures                                                          154           135                      675           193
--------------------------------------------------------------------------------------------------------------------------------
  Total                                                               6,288         5,679                   16,419        12,007
================================================================================================================================

New Orders
--------------------------------------------------------------------------------------------------------------------------------

East                                                                  2,128         1,820                    6,513         4,030
Central                                                               1,562         1,511                    5,322         3,520
West                                                                  2,059         1,935                    6,598         4,683
--------------------------------------------------------------------------------------------------------------------------------
  Subtotal                                                            5,749         5,266                   18,433        12,233

Joint ventures                                                          113            94                      742           167
--------------------------------------------------------------------------------------------------------------------------------
  Total                                                               5,862         5,360                   19,175        12,400
================================================================================================================================

Backlog - Homes
--------------------------------------------------------------------------------------------------------------------------------

East                                                                                                         4,037         3,624
Central                                                                                                      2,535         1,653
West                                                                                                         4,263         3,938
--------------------------------------------------------------------------------------------------------------------------------
  Subtotal                                                                                                  10,835         9,215

Joint ventures                                                                                                 284           272
--------------------------------------------------------------------------------------------------------------------------------
  Total                                                                                                     11,119         9,487
================================================================================================================================
Backlog Dollar Value (including JVs)                                                                  $  2,701,382     2,288,779
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

Revenues from sales of homes increased 14% and 41% in the three and nine months ended August 31, 2001, respectively, compared to the same periods in 2000. Revenues were higher due primarily to an 11% and 33% increase in the number of home deliveries for the three and nine months ended August 31, 2001, respectively, and a 3% and 6% increase in the average sales price in the three and nine months ended August 31, 2001, respectively, compared to the same periods in 2000. New home deliveries were higher in the three months ended August 31, 2001 primarily due to increases in home deliveries in Florida and Texas, compared to the same period in 2000. New home deliveries were higher in the nine months ended August 31, 2001 primarily due to the inclusion of a full nine months of U.S. Home's homebuilding activity in 2001, compared to four months inclusion in 2000. The increase in the average sales price on homes delivered in both periods was due primarily to an increase in the average sales price in most of the Company's existing markets, combined with changes in product mix.

In the nine months ended August 31, 2001, U.S. Home and its subsidiaries contributed 42% of both the Company's homebuilding revenues and its homebuilding expenses. In the nine months ended August 31, 2000, during which the Company owned U.S. Home and its subsidiaries for four months, U.S. Home and its subsidiaries contributed 29% of both the Company's homebuilding revenues and its homebuilding expenses.

Gross margin percentages on home sales were 23.9% and 23.4% in the three and nine months ended August 31, 2001, respectively, compared to 19.7% and 19.2%, respectively, (including the effect of purchase accounting), and 20.7% and 20.5%, respectively, (excluding the effect of purchase accounting) in the same periods last year. The increase was due to improved operational efficiencies and strength in the homebuilding markets in which the Company operates.

As a result of the increase in gross margin percentage in the three and nine months ended August 31, 2001, operating margin as a percentage of home sales increased to 13.5% and 12.7%, respectively, compared to 9.3% and 8.5% in the same periods in 2000, respectively, an increase of 420 basis points in both periods.

Selling, general and administrative expenses as a percentage of revenues from home sales were 10.3% and 10.7% in the three and nine months ended August 31, 2001, respectively, compared to 10.4% and 10.7% in the same periods last year.

Revenues from land sales totaled $39.9 million and $67.8 million in the three and nine months ended August 31, 2001, respectively, compared to $38.3 million and $128.5 million in the same periods in 2000. Gross profits from land sales totaled $2.1 million, or a 5.2% margin, and $4.2 million, or a 6.2% margin, in the three and nine months ended August 31, 2001, respectively, compared to $3.8 million, or a 9.9% margin, and $16.9 million, or a 13.2% margin, respectively, in the same periods last year. Equity in earnings from partnerships was $2.3 million and $8.8 million in the three and nine months ended August 31 2001, respectively, compared to $3.2 million and $9.7 million in the same periods last year. Profits achieved on land sales and equity in earnings from partnerships may vary significantly from period to period depending on the timing of land sales by the Company and its partnerships.

At August 31, 2001, the Company's backlog of sales contracts was 11,119 homes ($2.7 billion), compared to 9,487 homes ($2.3 billion) at August 31, 2000. The higher backlog was primarily attributable to increased customer demand for homes which led to higher new orders in 2001 compared to 2000.

Financial Services
The following table presents selected financial data related to the Financial Services Division for the periods indicated (unaudited):

                                                                                   Three Months                     Nine
                                                                                      Ended                     Months Ended
                                                                                    August 31,                    August 31,
                                                                              ---------------------        ----------------------
(Dollars in thousands)                                                           2001         2000              2001       2000
---------------------------------------------------------------------------------------------------------------------------------
Revenues                                                                      $  110,836     87,515            311,244    228,009
Costs and expenses                                                                86,169     70,516            245,664    195,462
---------------------------------------------------------------------------------------------------------------------------------
Operating earnings                                                            $   24,667     16,999             65,580     32,547
=================================================================================================================================
Dollar value of mortgages originated                                          $1,348,992    971,473          3,591,132  2,141,326
---------------------------------------------------------------------------------------------------------------------------------
Number of mortgages originated                                                     8,000      6,100             21,900     13,900
---------------------------------------------------------------------------------------------------------------------------------
Number of title transactions                                                      47,000     31,000            125,000     88,000
=================================================================================================================================



Operating earnings from the Financial Services Division increased to $24.7 million and $65.6 million in the three and nine months ended August 31, 2001, respectively, compared to $17.0 million and $32.5 million in the same periods last year. In both the three and nine months ended August 31, 2001, the increase reflects the successful operational efficiencies which resulted from the combination of Lennar's and U.S. Home's mortgage operations and the consolidation of the Company's title operations under the North American Title banner. The increase in both periods also reflects a greater level of refinance activity. The nine month increase was also attributable to the sale of the Company's mortgage servicing operations, which generated a pre-tax profit of approximately $13 million, as well as nine months of earnings contribution from U.S. Home in 2001, compared to four months inclusion in the prior year. The earnings contribution from U.S. Home represented 26% of the Division's operating earnings in the nine months ended August 31, 2001 and 21% of the Division's operating earnings in the nine months ended August 31, 2000.

Corporate General and Administrative Expenses

Corporate general and administrative expenses as a percentage of total revenues were 1.2% and 1.3% in the three and nine months ended August 31, 2001, respectively, and 1.0% and 1.1% in the three and nine months ended August 31, 2000, respectively.

Interest Expense

Interest expense totaled $30.7 million, or 1.9% of total revenues, and $83.8 million, or 2.1% of total revenues, in the three and nine months ended August 31, 2001, respectively, compared to interest expense of $27.8 million, or 2.0% of total revenues, and $57.6 million, or 1.9% of total revenues, respectively, in the same periods last year. The average debt outstanding and the average interest rate for the nine months ended August 31, 2001 was $1.6 billion and 7.8%, respectively, compared to $1.3 billion and 6.2% in the same period last year.

(2) Liquidity and Financial Resources

In the nine months ended August 31, 2001, $216.3 million of cash was used in the Company's operating activities, compared to $25.2 million in the corresponding period in 2000. In the nine months ended August 31, 2001, inventories increased $285.1 million more than in the same period of 2000 primarily due to increased land purchases, land development and construction as a result of increased new orders and a higher backlog. In 2001, receivables increased $84.4 million and financial services loans held for sale or disposition decreased $33.4 million more than in the same period in 2000 primarily due to an increase in loans sold and proceeds that have not yet been collected.

Earnings before interest, income taxes, depreciation and amortization ("EBITDA") were $216.1 million and $534.2 million in the three and nine months ended August 31, 2001, respectively, compared to $140.6 million and $284.6 million in the three and nine months ended August 31, 2000, respectively.

Cash used in investing activities totaled $59.3 million in the nine months ended August 31, 2001, compared to $201.3 million in the corresponding period in 2000. In the nine months ended August 31, 2000, $156.7 million of cash was used in acquisitions of properties and businesses.

The Company meets the majority of its short-term financing needs with cash generated from operations and funds available under its credit facilities. The Company's senior secured credit facilities provide the Company with up to $1.4 billion of financing. The credit facilities consist of a $715 million five-year revolving credit facility, a $300 million 364-day revolving credit facility and a $400 million term loan B. The Company may elect to convert borrowings under the 364-day revolving credit facility to a term loan which would mature in May 2005. At August 31, 2001, $396.0 million was outstanding under the term loan B and there was no balance outstanding under the revolving credit facilities.

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

The Company has filed shelf registration statements under the Securities Act of 1933, as amended, relating to up to $970 million of equity or debt securities which it may sell for cash and up to $400 million of equity or debt securities which it may issue in connection with acquisitions of companies or interests in them, businesses, or assets.

Based on the Company's current financial condition and financial market resources, management believes that its operations and capital resources will provide for its current and long-term capital requirements at the Company's anticipated levels of growth.

(3) Market Risk

The Company is exposed to market risks related to fluctuations in interest rates on its debt obligations, mortgage loans and mortgage loans held for sale or disposition. The Company utilizes derivative instruments, including interest rate swaps, in conjunction with its overall strategy to manage the debt outstanding that is subject to changes in interest rates. The Company also utilizes forward commitments and option contracts to mitigate the risk associated with its mortgage loan portfolio. The Company does not utilize any other types of derivative financial instruments.

The Company's Annual Report on Form 10-K for the year ended November 30, 2000 contains information about markets risks under "Item 7A. Market Risk." In the second quarter of 2001, the Company issued, for gross proceeds of approximately $230 million, Zero Coupon Convertible Senior Subordinated Notes due 2021 ("Notes") with a face amount at maturity of approximately $633 million. The Notes were issued at a price of $363.46 per $1,000 face amount at maturity, which equates to a yield to maturity over the life of the Notes of 5.125%. Proceeds from the offering, after underwriting discount, were approximately $224 million. See Note 6 of Notes to Consolidated Condensed Financial Statements for additional information.


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



                                                LENNAR CORPORATION
                                            ------------------------
                                                  (Registrant)



Date:  October 15, 2001                     /s/    Bruce E. Gross
       ----------------                     -----------------------
                                                   Bruce E. Gross
                                                 Vice President and
                                               Chief Financial Officer





Date:  October 15, 2001                     /s/    Diane J. Bessette
       ----------------                     -------------------------
                                                   Diane J. Bessette
                                                  Vice President and
                                                     Controller