Form 10-K
period 2001-11-30
LENNAR CORP /NEW/
filed 2002-02-28
CIK 920760

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended November 30, 2001

                         Commission file number 1-11749

                               ----------------

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

                                 (305) 559-4000
               Registrant's telephone number, including area code

          Securities registered pursuant to Section 12(b) of the Act:

                                                           Name of each exchange
             Title of each class                            on which registered
             -------------------                           ---------------------
         Common Stock, par value 10c                      New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

                               ----------------


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   As of January 31, 2002, registrant had outstanding 54,460,211 shares of common stock and 9,700,462 shares of Class B common stock (which can be converted into common stock). Of the total shares outstanding, 53,347,075 shares of common stock and 19,501 shares of Class B common stock, having a combined aggregate market value (assuming the Class B shares were converted) on that date of $2,959,176,639, were held by non-affiliates of the registrant.

   Documents incorporated by reference:

   Related
   Section   Documents
   -------   ---------
   III       Definitive Proxy Statement to be filed pursuant to Regulation 14A on or before March 30, 2002.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART I

Item 1. Business.

General Development of Business

   We are one of the nation's largest homebuilders and a provider of residential financial services. Our homebuilding operations include the sale and construction of single-family attached and detached homes, as well as the purchase, development and sale of residential land directly and through our unconsolidated partnerships. Our financial services operations provide mortgage financing, title insurance and closing services for both our homebuyers and others, resell the residential mortgage loans it originates in the secondary mortgage market, and also provide high-speed Internet access, cable television and alarm monitoring services to residents of our communities and others.

   The following is a summary of our growth:

  1954--We were founded as a Miami homebuilder.

  1972--Entered the Arizona homebuilding market.

  1986--Acquired Development Corporation of America in Florida.

  1991--Entered the Texas homebuilding market.

  1995--Entered the California homebuilding market through the acquisition of Bramalea California, Inc.

  1996--Expanded in California through our acquisition of Renaissance Homes, Inc., significantly expanded our operations in Texas with the acquisition of the assets and operations of Houston-based Village Builders (a homebuilder) and Friendswood Development Company (a developer of master-planned communities) and acquired Regency Title.

  1997--Continued our expansion in California through homesite acquisitions and unconsolidated partnership investments. We also acquired Pacific Greystone Corporation which further expanded our operations in California and Arizona and brought us into the Nevada homebuilding market.

  1998--Acquired the properties of two California homebuilders, ColRich
       Communities and Polygon Communities, acquired a Northern California homebuilder, Winncrest Homes and acquired North American Title.

  1999--Acquired Southwest Land Title and Eagle Home Mortgage.

  2000--Acquired U.S. Home Corporation which expanded our operations into New
       Jersey, Maryland/Virginia, Minnesota, Ohio and Colorado and strengthened our position in other states, and acquired Texas Professional Title.

  2002--Acquired Patriot Homes, a homebuilder in the Baltimore marketplace, and expanded into the Carolinas with our acquisition of Don Galloway Homes and the assets and operations of Sunstar Communities.

Financial Information about Operating Segments

   We have two operating segments--homebuilding and financial services. The financial information related to these operating segments is contained in Item 8.

Narrative Description of Business

                                 HOMEBUILDING

   Under the Lennar Family of Builders banner, we operate using the following brand names: Lennar Homes, U.S. Home, Greystone Homes, Village Builders, Renaissance Homes, Orrin Thompson Homes, Lundgren Bros., Winncrest Homes, Sunstar Communities, Don Galloway Homes, Patriot Homes, Rutenberg Homes and NuHome. Our active adult communities are primarily marketed under the Heritage and Greenbriar brand names.

   Through our own efforts and unconsolidated partnerships in which we have interests, we are involved in all phases of planning and building in our residential communities, including land acquisition, site planning, preparation and improvement of land, and design, construction and marketing of homes. We subcontract virtually all aspects of development and construction.

   We primarily sell single-family attached and detached homes. The homes are targeted primarily to first-time, move-up and active adult homebuyers. The average sales price of a Lennar home was $237,000 in fiscal 2001.

                        Current Homebuilding Activities

                                                             Homes Delivered in
                                                              the Years Ended
                                                                November 30,
                                                            --------------------
Region                                                       2001   2000   1999
------                                                      ------ ------ ------
Florida....................................................  6,620  5,361  4,241
Maryland/Virginia..........................................    692    466     --
New Jersey.................................................    422    328     --
                                                            ------ ------ ------
  East Region..............................................  7,734  6,155  4,241
                                                            ------ ------ ------
Texas......................................................  5,972  4,696  3,107
Minnesota..................................................    745    472     --
Ohio.......................................................     21     35     --
                                                            ------ ------ ------
  Central Region...........................................  6,738  5,203  3,107
                                                            ------ ------ ------
California.................................................  4,372  3,805  3,731
Colorado...................................................  1,524    984     --
Arizona....................................................  1,944  1,568  1,064
Nevada.....................................................    792    521    446
                                                            ------ ------ ------
  West Region..............................................  8,632  6,878  5,241
                                                            ------ ------ ------
  Subtotal................................................. 23,104 18,236 12,589
Unconsolidated partnerships................................    795    342     17
                                                            ------ ------ ------
  Total.................................................... 23,899 18,578 12,606
                                                            ====== ====== ======

Management and Operating Structure

   We balance a local operating structure with centralized corporate level management. Our local managers, who have significant experience both in the homebuilding industry generally and in their particular markets, are responsible for operating decisions regarding land identification, home design, construction and marketing. Decisions related to our overall strategy, acquisitions of land and businesses, financing, cash management and information systems are centralized at the corporate level.

   We view unconsolidated partnerships and similar entities as a means to both expand our market opportunities and manage our risk. For additional information about our unconsolidated partnerships, see Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

Property Acquisition

   In our homebuilding operations, we generally acquire land for the development and construction of homes which we sell to homebuyers. We also sell land to third parties. Land acquisitions are subject to strict underwriting criteria and may be made directly or through partnerships with other entities. Through unconsolidated partnerships, we reduce our risk and the amount invested in owned land and increase our access to other land. Partnerships also, in some instances, help us acquire land to which we could not obtain access, or could not obtain access on as favorable terms, without the participation of a strategic partner.

   In some instances, we acquire land through option contracts, which let us defer purchasing land until we are ready to build homes on it. Most of our land is not subject to mortgages; however, the majority of land acquired by partnerships is subject to purchase money mortgages. We generally do not acquire land for speculation. At November 30, 2001, we owned approximately 55,000 homesites and had access to an additional 73,000 homesites through options or unconsolidated partnerships.

Construction and Development

   We supervise and control the development and building of our residential communities. We employ subcontractors for site improvements and virtually all of the work involved in the construction of homes. In almost all instances, the arrangements with our subcontractors commit the subcontractors to complete specified work in accordance with written price schedules. These price schedules normally change to meet changes in labor and material costs. We do not own heavy construction equipment and only have a relatively small labor force used to supervise development and construction and perform routine maintenance and minor amounts of other work. We generally finance construction and land development activities with cash generated from operations as well as from borrowings under our working capital lines and issuances of public debt.

Marketing

   We offer a diversified line of homes for first-time, move-up and active adult homebuyers. With homes priced from below $100,000 to above one million dollars and available in a variety of environments ranging from urban infill communities to golf course communities, we are focused on providing homes for a wide spectrum of buyers. Our unique dual marketing strategies of "Everything's Included/SM/"and "Design Studio/SM/"provide customers with flexibility to choose how they would like to purchase their new home. In our Everything's Included/SM/ homes, we make the homebuying experience simple by including desirable, top-of-the-line features as standard items. In our Design Studio/SM/ homes, we provide an individualized homebuying experience and personalized design consultation in our design studios, offering a diverse selection of upgrades and options for a new home. We sell our homes primarily from models that we have designed and constructed.

   We employ sales associates who are paid salaries, commissions or both to make on-site sales of homes. We also sell through independent brokers. We advertise our communities in newspapers and other local and regional publications, on billboards and through our web site, www.lennar.com. The web site allows homebuyers to search for homes with specific design criteria in their price range and desired location. In addition, we advertise our active adult communities in areas where prospective active adult homebuyers live.

Quality Service

   We employ a process which is intended to provide a positive experience for each customer throughout the pre-sale, sale, building, closing and post-closing periods. The participation of sales associates, on-site construction supervisors and post-closing customer care associates, working in a team effort, is intended to foster our reputation for quality service and ultimately lead to enhanced customer retention and referrals.

   Our "Heightened Awareness" program is a full-time focused initiative designed to objectively evaluate and measure the quality of construction in our communities. The purpose of this program is to ensure that the homes delivered to our customers meet our high standards. Each of our communities is inspected and reviewed on a regular basis by one of our trained associates. This program is an example of our commitment to provide the finest homes to our customers. In addition to our "Heightened Awareness" program, we obtain independent surveys of selected customers through a third party consultant and use the survey results to further improve our standard of quality and customer satisfaction.

Competition

   The housing industry is highly competitive. In our activities, we compete with numerous developers and builders of various sizes, both national and local, who are building homes in and near the areas where our communities are located. Competition is on the basis of location, design, quality, amenities, price, service and reputation. Sales of existing homes also provide competition. Some of our principal national competitors include Centex Corporation, D.R. Horton, Inc., KB Home and Pulte Homes, Inc.

                              FINANCIAL SERVICES

Mortgage Financing

   We provide conventional, FHA-insured and VA-guaranteed mortgage loans to our homebuyers and others through our financial services subsidiaries: (1) Universal American Mortgage Company in Florida, California, Arizona, Texas, Nevada, Virginia, Maryland, New Jersey, Colorado, Minnesota, Ohio, North Carolina and South Carolina; (2) Eagle Home Mortgage, Inc. in Washington, Oregon, Utah, Arizona and Nevada and (3) AmeriStar Financial Services, Inc. in California and Nevada. In 2001, our financial services subsidiaries provided loans to 79% of our homebuyers who seek mortgage financing. Because of the availability of mortgage loans from our financial services subsidiaries, as well as independent mortgage lenders, we believe access to financing has not been, and is not, a significant problem for most purchasers of our homes.

   We sell the loans we originate into the secondary mortgage market, generally on a servicing released, non-recourse basis. We have a corporate risk management policy under which we hedge our interest rate risk on rate locked loan commitments and loans held for sale against exposure to interest rate fluctuations. We finance our mortgage loan activities with borrowings under our financial services subsidiaries' warehouse line of credit or from corporate liquidity when, on a consolidated basis, this enables us to minimize our overall cost of funds.

Title Insurance and Closing Services

   We arrange title insurance for, and provide closing services to, our homebuyers and others. We provided these services in connection with approximately 173,000 real estate transactions during 2001. We provide these services through our various North American Title Company agency subsidiaries in Arizona, California, Colorado, Florida and Texas and our title insurance underwriters, North American Title Insurance Corporation in Florida and Texas and North American Title Insurance Company in Arizona, California and Colorado.

Strategic Technologies

   Our subsidiary, Strategic Technologies, Inc., provides high-speed Internet access, cable television and alarm monitoring services to residents of our communities and others. At November 30, 2001, we had approximately 5,300 cable television subscribers in California and approximately 10,600 alarm monitoring customers in Florida and California.

                  RELATIONSHIP WITH LNR PROPERTY CORPORATION

   In connection with the 1997 transfer of our commercial real estate investment and management business to LNR Property Corporation ("LNR"), and the spin-off of LNR to our stockholders, we entered into an agreement which, among other things, prevents us from engaging at least until December 2002 in any of the businesses in which LNR was engaged, or anticipated becoming engaged, at the time of the spin-off, and prohibited LNR from engaging, at least until December 2002, in any of the businesses in which we were engaged, or anticipated becoming engaged, at the time of the spin-off (except in limited instances in which our then activities or anticipated activities overlap with LNR). Specifically, we are precluded, at least until December 2002, from engaging in the business of (i) acquiring and actively managing commercial or residential multi-family rental real estate, other than as an incident to, or otherwise in connection with, our homebuilding business, (ii) acquiring portfolios of commercial mortgage loans or real estate assets acquired through foreclosures of mortgage loans, other than real estate acquired as sites of homes to be built or sold as part of our homebuilding business, (iii) making or acquiring mortgage loans, other than mortgage loans secured by detached or attached homes or residential condominium units, (iv) constructing office buildings or other commercial or industrial buildings, other than small shopping centers, professional office buildings and similar facilities which will be adjuncts to our residential developments, (v) purchasing commercial mortgage-backed securities or real estate asset-backed securities or (vi) acting as a servicer or special servicer with regard to securitized commercial mortgage pools.

   We are not, however, prevented from owning or leasing office buildings in which we occupy a majority of the space; acquiring securities backed by pools of residential mortgages; acquiring an entity which, when it is acquired, is engaged in one of the prohibited activities as an incidental part of its activities; owning as a passive investor an interest of less than 10% in a publicly traded company which is engaged in a prohibited business; acquiring commercial paper or short-term debt instruments of entities engaged in one or more of the prohibited businesses; or owning an interest in, and managing, Lennar Land Partners.

   We and LNR are separate publicly-traded companies and neither of us has any financial interest in the other except for partnerships in which we both have investments. Stuart Miller, our President and Chief Executive Officer, is the Chairman of the Board of Directors of LNR, and Steven Saiontz, one of our Directors, is the Chief Executive Officer and a Director of LNR. In addition, Leonard Miller, our Chairman of the Board of Directors, owns stock which gives him voting control of both companies and is Chairman of the Executive Committee and a Director of LNR, for which he receives a fee. There are provisions both in our by-laws and in those of LNR requiring approval by an Independent Directors Committee of any significant transactions between us and LNR or any of its subsidiaries.

   For information about our partnerships with LNR, see Management's Discussion and Analysis of Financial Condition and Results of Operations in
Item 7.

                                  REGULATION

   Homes and residential communities that we build must comply with state and local laws and regulations relating to, among other things, zoning, treatment of waste, construction materials which must be used, density requirements, building design and minimum elevation of properties. These include laws requiring use of construction materials which reduce the need for energy-consuming heating and cooling systems. These laws and regulations are subject to frequent change and often increase construction costs. In some cases, there are laws which require that commitments to provide roads and other offsite infrastructure be in place prior to the commencement of new construction. These laws and regulations are usually administered by individual counties and municipalities and may result in fees and assessments or building moratoriums. In addition, certain new development projects are subject to assessments for schools, parks, streets and highways and other public improvements, the costs of which can be substantial.

   The residential homebuilding industry also is subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning the protection of health and the environment. Environmental laws and conditions may result in delays, may cause us to incur substantial compliance and other costs, and can prohibit or severely restrict homebuilding activity in environmentally sensitive regions or areas.

   In recent years, several cities and counties in which we have developments have submitted to voters "slow growth" initiatives and other ballot measures which could impact the affordability and availability of homes and land within those localities. Although many of these initiatives have been defeated, we believe that if similar initiatives were approved, residential construction by us and others within certain cities or counties could be seriously impacted.

   In order to make it possible for purchasers of some of our homes to obtain FHA-insured or VA-guaranteed mortgages, we must construct those homes in compliance with regulations promulgated by those agencies.

   We have registered condominium communities with the appropriate authorities in Florida and California. Sales in other states would require compliance with laws in those states regarding sales of condominium homes.

   Our title insurance agency subsidiaries must comply with applicable insurance laws and regulations. Our mortgage financing subsidiaries must comply with applicable real estate lending laws and regulations.

   The mortgage banking and title insurance subsidiaries are licensed in the states in which they do business and must comply with laws and regulations in those states regarding mortgage banking and title insurance companies. These laws and regulations include provisions regarding capitalization, operating procedures, investments, forms of policies and premiums.

                             CAUTIONARY STATEMENTS

   Some of the statements in this Report are "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. By their nature, forward-looking statements involve risks, uncertainties and other factors that may cause actual results to differ materially from those which the statements anticipate.

                   PARTICULAR FACTORS WHICH COULD AFFECT US

   The following factors in particular could significantly affect our operations and financial results.

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

   Inflation can increase the cost of building materials and labor and other construction related costs. Conversely, deflation can reduce the value of our land inventory and make it more difficult to include the full cost of previously purchased land in home sale prices.

Customers may be unwilling or unable to purchase our homes at times when mortgage financing costs are high.

   Virtually all of our homebuyers finance their acquisitions through our financial services subsidiaries or third-party lenders. In general, housing demand is adversely affected by increases in interest rates and by decreases in the availability of mortgage financing. If effective mortgage interest rates increase and the ability or willingness of prospective buyers to finance home purchases is adversely affected, our operating results may be negatively affected. Our homebuilding activities also are dependent upon the availability and cost of mortgage financing for buyers of homes currently owned by potential purchasers of our homes who cannot purchase our homes until they sell their current homes.

A number of things can cause our operating results to vary.

   We have historically experienced, and expect to continue to experience, variability in operating results on a quarterly basis. Factors which may contribute to this variability include, but are not limited to:

  .  the timing of home deliveries and land sales;

  . the timing of receipt of regulatory approvals for the construction of homes;

  .  the condition of the real estate market and general economic conditions;

  . the cyclical nature of the homebuilding and financial services industries;

  .  prevailing interest rates and availability of mortgage financing;

  . the increase in the number of homes available for sale in the marketplace;

  .  pricing policies of our competitors;

  .  the timing of the opening of new residential communities;

  .  weather conditions; and

  .  the cost and availability of materials and labor.

   Our historical financial performance is not necessarily a meaningful indicator of future results. We expect our financial results to continue to vary from quarter to quarter.

We depend on key personnel.

   Our success depends to a significant degree on the efforts of our senior management. Our operations may be adversely affected if certain members of senior management cease to be active in our Company. We have designed our compensation structure and employee benefit programs to encourage long-term employment by executive officers.

                                   EMPLOYEES

   At November 30, 2001, we employed 7,728 individuals of whom 4,780 were involved in homebuilding operations and 2,948 were involved in financial services operations. We do not have collective bargaining agreements relating to any of our employees. However, some of the subcontractors we use have employees who are represented by labor unions.

Item 2. Properties.

   For information about properties we own for use in our homebuilding activities, see Item 1.

   We lease and maintain our executive offices, financial services subsidiary headquarters, certain mortgage and title branches and Miami-Dade County, Florida homebuilding office in an office complex we built which is now owned by an independent third party. The leases for these offices expire in 2009. Our other homebuilding and financial services offices are located in the markets where we conduct business, generally in our communities or in leased space.

Item 3. Legal Proceedings.

   We are parties to various claims and lawsuits which arise in the ordinary course of business. Although the specific allegations in the lawsuits differ, most of them involve claims that we failed to construct buildings in particular communities in accordance with plans and specifications or applicable construction codes and seek reimbursement for sums allegedly needed to remedy the alleged deficiencies, or assert contract issues or relate to personal injuries. Lawsuits of these types are common within the homebuilding industry. We do not believe that these claims or lawsuits will have a material effect on our business, financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

   Not applicable.

                                    PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters.

                             Common Stock Prices           Cash Dividends
                           New York Stock Exchange            Per Share
                          -------------------------- ---------------------------
Fiscal Quarter                  High/Low Price       Common Stock     Class B
--------------            -------------------------- ------------- -------------
                              2001          2000      2001   2000   2001   2000
First.................... $40.75--31.81 18.63--15.25 1 1/4c 1 1/4c 1 1/8c 1 1/8c
Second................... $46.69--33.80 21.75--16.25 1 1/4c 1 1/4c 1 1/8c 1 1/8c
Third.................... $49.88--35.02 29.44--17.88 1 1/4c 1 1/4c 1 1/8c 1 1/8c
Fourth................... $45.44--31.04 34.88--25.63 1 1/4c 1 1/4c 1 1/8c 1 1/8c

   As of November 30, 2001, there were approximately 2,000 holders of record of our common stock.

Item 6. Selected Financial Data.

                                   At or for the Years Ended November 30,
                             --------------------------------------------------
                                2001      2000      1999      1998      1997
                             ---------- --------- --------- --------- ---------
                              (Dollars in thousands, except per share amounts)
Results of Operations:
Revenues:
Homebuilding...............  $5,603,947 4,390,034 2,849,207 2,204,428 1,208,570
Financial services.........  $  425,354   316,934   269,307   212,437    94,512
Total revenues.............  $6,029,301 4,706,968 3,118,514 2,416,865 1,303,082
Operating earnings:
Homebuilding...............  $  785,626   480,796   340,803   283,369   120,240
Financial services.........  $   89,131    43,595    31,096    33,335    35,545
Corporate general and
 administrative expenses...  $   75,831    50,155    37,563    28,962    15,850
Earnings from continuing
 operations before income
 taxes.....................  $  679,423   375,635   285,477   240,114    85,727
Earnings from continuing
 operations................  $  417,845   229,137   172,714   144,068    50,605
Earnings from discontinued
 operations................  $       --        --        --        --    33,826
Net earnings...............  $  417,845   229,137   172,714   144,068    84,431
Per share amounts
 (diluted):
Earnings from continuing
 operations................  $     6.01      3.64      2.74      2.49      1.34
Earnings from discontinued
 operations................  $       --        --        --        --      0.89
Net earnings per share.....  $     6.01      3.64      2.74      2.49      2.23
Cash dividends per share--
 common stock..............  $      .05       .05       .05       .05      .088
Cash dividends per share--
 Class B common stock......  $     .045      .045      .045      .045      .079
Financial Position:
Total assets...............  $4,714,426 3,777,914 2,057,647 1,917,834 1,343,284
Debt:
Homebuilding...............  $1,505,255 1,254,650   523,661   530,630   527,303
Financial services.........  $  707,077   448,860   278,634   268,208   134,392
Stockholders' equity.......  $1,659,262 1,228,580   881,499   715,665   438,999
Shares outstanding (000s)..      64,015    62,731    57,917    58,151    53,160
Stockholders' equity per
 share.....................  $    25.92     19.58     15.22     12.31      8.26
Delivery and Backlog
 Information
 (including unconsolidated
 partnerships):
Number of homes delivered..      23,899    18,578    12,606    10,777     6,702
Backlog of home sales
 contracts.................       8,339     8,363     2,903     4,100     3,318
Dollar value of backlog....  $1,982,000 2,072,000   662,000   840,000   665,000

   As a result of the October 1997 spin-off of our commercial real estate investment and management business, including the Investment Division business segment, the selected financial data for 1997 reflects our Investment Division as a discontinued operation.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Some of the statements contained in the following Management's Discussion and Analysis of Financial Condition and Results of Operations are "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. By their nature, forward-looking statements involve risks, uncertainties and other factors that may cause actual results to differ materially from those which the statements anticipate. Factors which may affect our results include, but are not limited to, changes in general economic conditions, the market for homes generally or in areas where we have developments, the availability and cost of land suitable for residential development, materials prices, labor costs, interest rates, consumer confidence, competition, environmental factors and government regulations affecting our operations.

                             RESULTS OF OPERATIONS
Overview

   We achieved record revenues, profits and earnings per share in 2001. Our net earnings in 2001 were $417.8 million, or $6.01 per share diluted, compared to $229.1 million, or $3.64 per share diluted, in 2000. The increase was primarily a result of our acquisition of U.S. Home Corporation ("U.S. Home"), which contributed a full year of earnings in 2001, compared to seven months contributed in 2000. With $824 million of cash and our $1 billion revolving credit facilities fully paid down to zero, our net homebuilding debt to total capital ratio (debt is net of homebuilding cash) was 29.1% at November 30, 2001, compared to 44.0% last year. Our record earnings combined with a strong balance sheet contributed to a return on net capital (debt is net of homebuilding cash) of approximately 20% in 2001, compared to approximately 14% in 2000.

Homebuilding

   Our Homebuilding Division sells and constructs homes primarily for entry level, move-up and active adult homebuyers. We also use a dual marketing strategy in which we sell homes under both our "Everything's Included/SM/" and "Design Studio/SM/" programs. Our land operations include the purchase, development and sale of land for our homebuilding activities, as well as the sale of land to third parties. In certain circumstances, we diversify our operations through strategic alliances and minimize our risk by forming partnerships with other entities. The following tables set forth selected financial and operational information for the years indicated. The results of U.S. Home are included in the information since its acquisition in May 2000.

 Selected Homebuilding Division Financial Data

                                                 Years Ended November 30,
                                              --------------------------------
                                                 2001       2000       1999
                                              ----------  ---------  ---------
                                                  (Dollars in thousands,
                                               except average sales price)
Revenues:
Sales of homes..............................  $5,467,548  4,118,549  2,671,744
Sales of land and other revenues............     109,348    258,145    157,981
Equity in earnings from unconsolidated part-
 nerships...................................      27,051     13,340     19,482
                                              ----------  ---------  ---------
 Total revenues.............................   5,603,947  4,390,034  2,849,207
Costs and expenses:
Cost of homes sold..........................   4,159,107  3,277,183  2,105,422
Cost of land and other expenses.............      86,010    220,948    130,432
Selling, general and administrative.........     573,204    411,107    272,550
                                              ----------  ---------  ---------
 Total costs and expenses...................   4,818,321  3,909,238  2,508,404
                                              ----------  ---------  ---------
Operating earnings..........................  $  785,626    480,796    340,803
                                              ==========  =========  =========
Gross margin on home sales..................        23.9%      20.4%      21.2%
SG&A expenses as a % of revenues from home
 sales......................................        10.5%      10.0%      10.2%
                                              ----------  ---------  ---------
Operating margin as a % of revenues from
 home sales.................................        13.4%      10.4%      11.0%
                                              ----------  ---------  ---------
Average sales price.........................  $  237,000    226,000    212,000
                                              ==========  =========  =========

 Summary of Home and Backlog Data By Region

                                                    Years Ended November 30,
                                                  ------------------------------
                                                     2001        2000     1999
                                                  -----------  --------- -------
                                                     (Dollars in thousands)
Deliveries
East.............................................       7,734      6,155   4,241
Central..........................................       6,738      5,203   3,107
West.............................................       8,632      6,878   5,241
                                                  -----------  --------- -------
 Subtotal........................................      23,104     18,236  12,589
Unconsolidated partnerships......................         795        342      17
                                                  -----------  --------- -------
 Total...........................................      23,899     18,578  12,606
                                                  ===========  ========= =======
New Orders
East.............................................       8,058      5,676   3,788
Central..........................................       6,760      5,089   3,056
West.............................................       8,224      6,770   4,536
                                                  -----------  --------- -------
 Subtotal........................................      23,042     17,535  11,380
Unconsolidated partnerships......................         833        312      29
                                                  -----------  --------- -------
 Total...........................................      23,875     17,847  11,409
                                                  ===========  ========= =======
Backlog--Homes
East.............................................       3,092      2,768   1,091
Central..........................................       1,949      1,632     652
West.............................................       3,043      3,451   1,148
                                                  -----------  --------- -------
 Subtotal........................................       8,084      7,851   2,891
Unconsolidated partnerships......................         255        512      12
                                                  -----------  --------- -------
 Total...........................................       8,339      8,363   2,903
                                                  ===========  ========= =======
Backlog Dollar Value
(including unconsolidated partnerships)            $1,982,000  2,072,000 662,000
                                                  ===========  ========= =======

   At November 30, 2001, our market regions consisted of the following states:
East: Florida, Maryland/Virginia and New Jersey. Central: Texas, Minnesota and Ohio. West: California, Colorado, Arizona and Nevada. In addition, we have unconsolidated partnerships in Georgia, Michigan, Missouri and North Carolina.

   Revenues from sales of homes increased 33% in 2001 and 54% in 2000 compared to the previous years as a result of a 27% increase and a 45% increase in the number of home deliveries, and a 5% increase and a 7% increase in the average sales price in 2001 and 2000, respectively. New home deliveries were higher primarily due to the inclusion of a full year of U.S. Home's homebuilding activity in 2001, compared to seven months inclusion in 2000. The average sales price of homes delivered increased in 2001 and 2000 primarily due to an increase in the average sales price in most of our existing markets, combined with changes in our product mix.

   During 2001, U.S. Home and its subsidiaries contributed 40% of both our homebuilding revenues and our homebuilding expenses. During 2000, during which we owned U.S. Home and its subsidiaries for seven months, U.S. Home and its subsidiaries contributed 31% of our homebuilding revenues and 32% of our homebuilding expenses.

   Gross margin percentages on home sales were 23.9%, 20.4% and 21.2% in 2001, 2000 and 1999, respectively. The increase in 2001 compared to 2000 was due to improved operational efficiencies and strength in the homebuilding markets in which we operate. The decrease in the gross margin percentage in 2000 compared to 1999 was impacted by purchase accounting associated with the acquisition of U.S. Home. The gross margin percentage in 2000 would have been 21.3% excluding the effect of purchase accounting.

   Selling, general and administrative expenses as a percentage of revenues from home sales increased to 10.5% in 2001 compared to 10.0% and 10.2% in 2000 and 1999, respectively. The increase in 2001 was primarily due to higher personnel-related expenses, compared to 2000. We provide incentives to our associates to achieve the highest level of financial performance and combined with our record results in 2001, resulted in significantly higher bonuses when compared to 2000. The improvement in 2000 compared to 1999 resulted primarily from the increased volume and efficiencies realized from the acquisition of U.S. Home in May 2000.

   Revenues from land sales totaled $87.2 million in 2001, compared to $243.5 million in 2000 and $150.3 million in 1999. Gross profits from land sales totaled $4.6 million, or a 5.2% margin, in 2001, compared to $27.6 million, or an 11.3% margin, in 2000 and $22.2 million, or a 14.8% margin, in 1999. Equity in earnings from unconsolidated partnerships increased to $27.1 million in 2001, compared to $13.3 million in 2000 and $19.5 million in 1999. Margins achieved on sales of land and equity in earnings from unconsolidated partnerships may vary significantly from period to period depending on the timing of land sales by us and our unconsolidated partnerships.

   New home orders increased 34% in 2001 and 56% in 2000 compared to the previous years. The increases in 2001 and 2000 were due to the inclusion of a full year of U.S. Home's homebuilding activity in 2001 and seven months of U.S. Home's homebuilding activity in 2000. Backlog dollar value was $2.0 billion at November 30, 2001, compared to $2.1 billion at November 30, 2000, due primarily to lower new orders in the months immediately following the tragic events of September 11, 2001.

Financial Services

   Our Financial Services Division provides mortgage financing, title insurance and closing services for both our homebuyers and others. The Division also resells the residential mortgage loans it originates in the secondary mortgage market and provides high-speed Internet access, cable television and alarm monitoring services for both our homebuyers and other customers. The following table sets forth selected financial and operational information relating to our Financial Services Division. The results of U.S. Home's financial services operations are included in the information since its acquisition in May 2000.

                                                 Years Ended November 30,
                                              --------------------------------
                                                 2001       2000       1999
                                              ----------  ---------  ---------
                                                  (Dollars in thousands)
Revenues..................................... $  425,354    316,934    269,307
Costs and expenses...........................    336,223    273,339    238,211
                                              ----------  ---------  ---------
Operating earnings........................... $   89,131     43,595     31,096
                                              ----------  ---------  ---------
Dollar value of mortgages originated......... $5,225,568  3,240,252  2,162,479
                                              ----------  ---------  ---------
Number of mortgages originated...............     30,600     20,800     14,900
                                              ----------  ---------  ---------
Mortgage capture rate of Lennar homebuyers...         79%        73%        63%
                                              ----------  ---------  ---------
Number of title transactions.................    173,000    120,000    139,000
                                              ==========  =========  =========

   Operating earnings from our Financial Services Division increased to $89.1 million in 2001 compared to $43.6 million and $31.1 million in 2000 and 1999, respectively. The increase in 2001 was partially attributable to pretax earnings of approximately $16 million primarily related to the sale of our retained mortgage servicing rights. Additionally, the increase reflects the successful operational efficiencies which resulted from the combination of our and U.S. Home's mortgage operations under the Universal American Mortgage banner and the consolidation of our title operations under the North American Title banner. The increase also reflects a greater level of refinance activity and a higher capture rate of our homebuyers as well as a full year of earnings contribution from U.S. Home in 2001. The increase in 2000 compared to 1999 was primarily due to the seven months of earnings contribution from U.S. Home. The earnings contribution from U.S. Home represented 26% of the Division's operating earnings in 2001 and 28% of the Division's operating earnings in 2000.

Corporate General and Administrative

   Corporate general and administrative expenses as a percentage of total revenues were 1.3% in 2001 compared to 1.1% and 1.2% in 2000 and 1999, respectively.

Interest

   Interest expense was $119.5 million, or 2.0% of total revenues, in 2001, $98.6 million, or 2.1% of total revenues, in 2000 and $48.9 million, or 1.6% of total revenues, in 1999. Interest incurred was $127.9 million, $117.4 million and $54.6 million in 2001, 2000 and 1999, respectively. The average rates for interest incurred were 7.6%, 6.2% and 6.2% in 2001, 2000 and 1999, respectively. The average debt outstanding was $1.5 billion, $1.4 billion and $0.8 billion in 2001, 2000 and 1999, respectively.

                   FINANCIAL CONDITION AND CAPITAL RESOURCES

   At November 30, 2001, we had available cash of $824.0 million, compared to $287.6 million at the end of fiscal 2000. The increase in cash was primarily due to $417.8 million of net earnings generated from operations during 2001. Cash flows provided by operating activities in 2001 were reduced by financial services loans held for sale or disposition of $211.1 million and $57.1 million in receivables. We sell the loans we originate into the secondary mortgage market, generally within thirty days of the closing of the loan. The cash related to these loans and receivables was primarily received in December 2001 and was used to pay down our warehouse lines of credit. Additionally, although inventories decreased $223.3 million in 2000, they increased $130.7 million in 2001, as we positioned ourselves for future growth.

   Cash provided by investing activities was $1.9 million in 2001, compared to cash used in investing activities of $186.7 million in 2000. In 2001, $10.8 million was provided by the sale of substantially all of our mortgage servicing rights and $5.6 million related to net distributions by unconsolidated partnerships in which we invest. This generation of cash was offset by $13.1 million of net additions to operating properties and equipment. In 2000, $158.4 million of cash was used in the acquisitions of properties and businesses, which included $152.4 million used for the acquisition of U.S. Home.

   We finance our land acquisition and development activities, construction activities, financial services activities and general operating needs primarily with cash generated from operations, as well as cash borrowed under revolving credit facilities. In addition, we have in recent years sold convertible and non-convertible debt into public markets, and we have an effective Securities Act registration statement under which we could sell to the public up to $970 million of debt securities, common stock or preferred stock. We also buy land under option agreements, which permit us to acquire portions of properties when we are ready to build homes on them. The financial risks of adverse market conditions associated with land holdings is managed by prudent underwriting of land purchases in areas we view as desirable growth markets, careful management of the land development process, limitation of risk by using partners to share the costs of purchasing and developing land and obtaining access to land through option arrangements.

   Our senior secured credit facilities provide us with up to $1.4 billion of financing. The credit facilities consist of a $715 million five-year revolving credit facility, a $300 million 364-day revolving credit facility and a $400 million term loan B. We may elect to convert borrowings under the 364-day revolving credit facility to a term loan which would mature in May 2005. At November 30, 2001, there was $395 million outstanding under the term loan B and we had paid down our revolving credit facilities to zero.

   In the second quarter of 2001, we issued, for gross proceeds of approximately $230 million, zero-coupon convertible senior subordinated notes due 2021 ("Notes") with a face amount at maturity of approximately
$633 million. The Notes were issued at a price of $363.46 per $1,000 face amount at maturity, which equates to a yield to maturity over the life of the Notes of 5.125%. Proceeds from the offering, after underwriting discount, were approximately $224 million. We used the proceeds to repay amounts outstanding under our revolving credit facilities and added the balance of the net proceeds to our working capital. The Notes are convertible into our common stock at any time, if the sale price of our common stock exceeds certain thresholds or in other specified instances, at the rate of approximately 6.4 shares per $1,000 face amount at maturity, or a total of approximately 4 million shares. The conversion ratio equates to an initial conversion price of $56.93 per share (when our stock price was $43.13 per share). These shares will be included in the calculation of our diluted earnings per share if the average closing price of our common stock over the last twenty trading days of each quarter exceeds 110% of the accreted conversion price. This calculation equated to $64.79 per share at November 30, 2001. Holders have the option to require us to repurchase the Notes on any of the fifth, tenth, or fifteenth anniversaries of the issue date for the initial issue price plus accrued yield to the purchase date. We have the option to satisfy the repurchases with any combination of cash and/or shares of common stock. We have the option to redeem the

Notes, in cash, at any time after the fifth anniversary for the initial issue price plus accrued yield to redemption. We will pay contingent interest on the Notes during specified six-month periods beginning on April 4, 2006 if the market price of the Notes exceeds specified levels. At November 30, 2001, the carrying value of the outstanding Notes, net of unamortized original issue discount, was $235.9 million.

   As a result of the U.S. Home acquisition, holders of U.S. Home's publicly-held notes totaling $525 million were entitled to require U.S. Home to repurchase the notes for 101% of their principal amount within 90 days after the transaction was completed. Independent of that requirement, in April 2000, we made a tender offer for all of the notes and a solicitation of consents to modify provisions of the indentures relating to the notes. As a result of the tender offer and required repurchases after the acquisition, we paid approximately $520 million in 2000, which includes tender and consent fees, for $508 million of U.S. Home's notes.

   In May 2000, we issued $325 million of 9.95% senior notes due 2010 at a price of 92.313% to finance a portion of the purchase price of U.S. Home's publicly-held notes that were tendered in response to our offer and consent solicitation in April 2000, and to pay associated costs and expenses. The senior notes are guaranteed on a joint and several basis by substantially all of our subsidiaries, other than subsidiaries engaged in mortgage and reinsurance activities. Proceeds from the offering, after underwriting discount and expenses, were approximately $295 million. At November 30, 2001, the carrying amount of the senior notes was $301.3 million.

   In February 1999, we issued $282 million of 7 5/8% senior notes. The senior notes are due in 2009 and were issued for the purpose of reducing amounts outstanding under revolving credit facilities and redeeming outstanding 10 3/4% notes. Proceeds from the offering, after underwriting and market discounts, expenses and settlement of a related interest rate hedge agreement, were approximately $266 million. The senior notes are collateralized by the stock of certain of our subsidiaries. In March 1999, we redeemed all of the outstanding 10 3/4% senior notes due 2004 of one of our subsidiaries, Greystone Homes, Inc., at a price of 105.375% of the principal amount outstanding plus accrued interest. Cash paid to redeem the notes was $132 million, which approximated their carrying value. At November 30, 2001, the carrying value of the 7 5/8% senior notes was $271.5 million.

   In July 1998, we issued, for $229 million, zero-coupon senior convertible debentures due 2018 (the "Debentures") with a face amount at maturity of $493 million. The Debentures have an effective interest rate of 3 7/8%. The Debentures are convertible at any time into our common stock at the rate of
12.3768 shares per $1,000 face amount at maturity. If the Debentures are converted during the first five years, we may elect to pay cash equal to the fair value of the common stock at the time of the conversion. Holders have the option to require us to repurchase the Debentures on any of the fifth, tenth or fifteenth anniversaries of the issue date for the initial issue price plus accrued original issue discount. We have the option to satisfy the repurchases with any combination of cash and/or shares of our common stock. We have the option to redeem the Debentures, in cash, at any time after the fifth anniversary for the initial issue price plus accrued original issue discount. The Debentures are collateralized by the stock of certain of our subsidiaries. At November 30, 2001, the carrying value of outstanding Debentures, net of unamortized original issue discount, was $256.9 million.

   Our ratio of net homebuilding debt to total capital was 29.1% at November 30, 2001, compared to 44.0% at November 30, 2000. The decrease primarily resulted from cash generated by our operations during 2001. In addition to the use of capital in our ordinary homebuilding and financial services activities, we will continue to actively evaluate various other uses of capital which fit into our homebuilding and financial services strategies and appear to meet our profitability and return on capital requirements. This may include acquisitions of or investments in other entities. These activities may be funded through any combination of our credit facilities, cash generated from operations, sales of assets or the issuance of public debt, common stock or preferred stock.

   Our Financial Services Division finances its mortgage loan activities by pledging them as collateral for borrowings under a line of credit totaling $500 million. Borrowings under the financial services line of credit were $483.2 million and $339.4 million at November 30, 2001 and 2000, respectively. During 2001, we sold substantially all of our retained mortgage servicing rights and realized a pretax profit of approximately $13 million.

   We have various interest rate swap agreements which effectively convert variable interest rates to fixed interest rates on approximately $400 million of outstanding debt related to our homebuilding operations. The interest rate swaps mature at various dates through 2007 and fix the LIBOR index (to which certain of our debt interest rates are tied) at an average interest rate of 6.6% at November 30, 2001. The net effect on our operating results is that interest on the variable-rate debt being hedged is recorded based on fixed interest rates. Counterparties to each of the above agreements are major financial institutions. At November 30, 2001, the fair value of the interest rate swaps, net of tax, was a $19.3 million liability. Our Financial Services Division, in the normal course of business, uses derivative financial instruments to reduce our exposure to fluctuations in interest rates. The Division enters into forward commitments and option contracts to protect the value of loans held for sale or disposition from increases in market interest rates. We do not anticipate that we will suffer credit losses from counterparty non-performance.

   Our 2000 Stock Option and Restricted Stock Plan (the "Plan") provides for the granting of stock options and stock appreciation rights and awards of restricted common stock to key officers, employees and directors. The exercise prices of stock options and stock appreciation rights are not less than the market value of the common stock on the date of the grant. No options granted under the Plan may be exercisable until at least six months after the date of the grant. Thereafter, exercises are permitted in installments determined when the options are granted. Each stock option and stock appreciation right will expire on a date determined at the time of the grant, but not more than 10 years after the date of the grant. At November 30, 2001, 835,000 shares of restricted stock were outstanding under the Plan. The stock was valued based on its market price on the date of grant. The grants vest over 5 years. Unearned compensation arising from the restricted stock grants is amortized to expense over the period of restrictions and is shown as a reduction of stockholders' equity in the consolidated balance sheets.

   In June 2001, our Board of Directors increased our previously authorized stock repurchase program to permit future purchases of up to 10 million shares of our outstanding common stock. We may repurchase these shares in the open market from time-to-time. During 2001, we did not repurchase any of our outstanding common stock. As of November 30, 2000, under prior approvals, we had repurchased approximately 9.8 million shares of our outstanding common stock for an aggregate purchase price of approximately $158.9 million, or $16 per share.

   We have shelf registration statements under the Securities Act of 1933, as amended, relating to up to $970 million of equity or debt securities which we may sell for cash and up to $400 million of equity or debt securities which we may issue in connection with acquisitions of companies or interests in them, businesses, or assets. As of November 30, 2001, no securities had been issued under these registration statements.

   In March 1998, we entered into an equity draw-down agreement with a major international banking firm (the "Firm") under which we have the option to sell common stock, up to proceeds of $120 million, to the Firm in increments of up to $15 million (or such higher amount as may be agreed to by the parties) per month. In the event we elect to sell common stock, the sales price is equal to 98% of the average of the daily high and low stock price from time-to-time. As of November 30, 2001, we had issued 1.1 million shares under the agreement resulting in proceeds to us of $36 million, all of which occurred in fiscal 1998.

   We believe we maintain excellent relationships with the financial institutions participating in our financing arrangements and have no reason to believe that these relationships will not continue in the future. Based on our current financial condition and credit relationships, we believe that our operations and borrowing resources will provide for our current and long-term capital requirements at our anticipated levels of growth.

Investments in Unconsolidated Partnerships

   We frequently enter into partnerships that acquire and develop land for our homebuilding operations or for sale to third parties. Through partnerships, we reduce and share our risk and the amount invested in land while increasing access to potential future homesites. The use of partnerships also, in some instances, enables us to acquire land to which we could not otherwise obtain access, or could not obtain access on as favorable terms, without the participation of a strategic partner. Our partners generally are third party homebuilders, land sellers seeking a share of the profits from development of the land or real estate professionals who do not have the capital and/or expertise to develop properties by themselves. While we view the use of unconsolidated partnerships as beneficial to our homebuilding activities, we do not view them as essential to those activities.

   Many of the partnerships in which we invest are accounted for by the equity method of accounting. At November 30, 2001, we had ownership interests of between 10% to 50% in these unconsolidated partnerships. In many instances, we are appointed as the day-to-day manager of the partnerships and receive fees for performing this function. During 2001, 2000 and 1999, we received management fees and reimbursement of expenses totaling $26.1 million, $9.7 million, and $6.2 million, respectively, from unconsolidated partnerships in which we had interests. We may obtain options or other arrangements under which we can purchase portions of the land held by the unconsolidated partnerships. Option prices are generally negotiated prices that approximate fair value when we receive the options. During 2001, 2000 and 1999, $232.6 million, $134.6 million, and $111.3 million, respectively, of the unconsolidated partnerships' revenues were from land sales to our homebuilding divisions.

   At November 30, 2001, the unconsolidated partnerships in which we had interests had total assets of $1.4 billion and total liabilities of $777.1 million, which included $627.4 million of notes and mortgages payable. In some instances, we and/or our partners have provided varying levels of guarantees on certain partnership debt. We provided guarantees totaling $338.7 million of which $151.0 million were limited maintenance guarantees. When we provide guarantees, the partnership generally receives more favorable terms from its lenders. These limited guarantees only apply if the partnership defaults on its loan arrangements and the fair value of the collateral (generally land and improvements thereto) is less than a specified percentage of the loan balance. If we are required to make a payment under these guarantees to bring the fair value of the collateral above the specified percentage of the loan balance, the payment would constitute a capital contribution or loan to the unconsolidated partnership and increase our share of any funds distributed upon the dissolution of the partnership.

   During 2001, the unconsolidated partnerships in which we were a partner generated $903.3 million of revenues and incurred $761.7 million of expenses, resulting in net earnings of $141.6 million. Our share of those net earnings was $27.1 million. We do not include in our income our pro rata partnership earnings resulting from land sales to our homebuilding divisions. Instead, we account for those earnings as a reduction of our cost of purchasing the land from the partnerships when title passes to a third party homebuyer, which in effect defers recognition of the partnership earnings until we sell the land.

   At the time of the 1997 transfer of our commercial real estate investment to LNR Property Corporation ("LNR"), and the spin-off of LNR to our stockholders, we formed Lennar Land Partners with LNR, a 50%-50% owned unconsolidated partnership, which is included in the above discussion of unconsolidated partnerships. We also have several other unconsolidated partnerships with LNR. In these partnerships, we provide the residential development experience and LNR contributes the commercial property expertise. In 2001, 2000 and 1999, we purchased land from Lennar Land Partners for a total of $104.2 million, $112.3 million and $109.3 million, respectively. We believe the amounts we paid for land purchased from Lennar Land Partners approximates the amounts we would have paid to independent third parties for similar properties.

Contractual Obligations and Commercial Commitments

   We are subject to the usual obligations associated with entering into contracts for the purchase (including option contracts), development and sale of real estate in the routine conduct of our business. Option contracts for the purchase of land permit us to acquire portions of properties when we are ready to build homes on them. This reduces our financial risk associated with land holdings. At November 30, 2001, we had $180.3 million of primarily non-refundable option deposits and advanced costs, with entities including unconsolidated partnerships, which allows us to acquire approximately 31,000 homesites.

   The minimum aggregate principal maturities of senior notes and other debts payable during the five years subsequent to November 30, 2001 are as follows:
2002--$17.7 million; 2003--$7.3 million; 2004--$22.9 million; 2005--$6.3 million and 2006--$4.0 million. The remaining principal obligations are due subsequent to November 30, 2006. Our debt arrangements contain certain financial covenants with which we were in compliance at November 30, 2001.

   The minimum aggregate principal maturities of our Financial Services Division's notes and other debts payable during the five years subsequent to November 30, 2001 are as follows: 2002--$343.5 million and 2003--$350.4 million.

   We have entered into agreements to lease certain office facilities and equipment under operating leases. Future minimum payments under the noncancelable leases are as follows: 2002--$30.7 million; 2003--$25.2 million; 2004--$20.0 million; 2005--$14.5 million; 2006--$11.4 million and thereafter--
$24.7 million.

   We are committed, under various letters of credit, to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit under these arrangements totaled $154.3 million at November 30, 2001. Additionally, we had outstanding performance and surety bonds related to site improvements at various projects with estimated costs to complete of $750.7 million. We do not believe that any such bonds are likely to be drawn upon.

   At November 30, 2001, our Financial Services Division's pipeline of loans in process totaled approximately $1.7 billion. To minimize credit risk, we use the same credit policies in the approval of the commitments as are applied to our lending activities. Since a portion of these commitments is expected to expire without being exercised by the borrowers, the total commitments do not necessarily represent future cash requirements. Loans in the pipeline of loans in process for which interest rates were committed to the borrower totaled approximately $235.0 million as of November 30, 2001. Substantially all of these commitments were for periods of 30 days or less.

   Mandatory mortgage-backed securities ("MBS") forward commitments are used by the Financial Services Division to hedge our interest rate exposure during the period from when we make an interest rate commitment to a loan applicant until the time at which the loan is sold to an investor. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk is managed by entering into agreements with investment bankers with primary dealer status and with permanent investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and current market value. At November 30, 2001, we had open commitments amounting to $291.0 million to sell MBS with varying settlement dates through January 2002.

                              ECONOMIC CONDITIONS

   Despite difficult economic conditions in large portions of the United States during much of 2001, the homebuilding environment remained strong due to a positive supply/demand relationship as well as low interest rates. As a result of this favorable environment, our new orders increased by 34% in 2001 (6% giving pro forma effect for all of 2000 for the May 2000 acquisition of U.S. Home Corporation). New orders decreased 14% in the fourth quarter of fiscal 2001, compared to the same period in 2000, primarily as a result of the tragic events of September 11, 2001, resulting in a lower backlog at November 30, 2001 than at the same date in 2000.

                                    BACKLOG

   Backlog represents the number of homes subject to pending sales contracts. Homes are sold using sales contracts which are generally accompanied by sales deposits. Before entering into sales contracts, we generally prequalify our customers. In some instances, purchasers are permitted to cancel sales contracts if they are unable to close on the sale of their existing home or fail to qualify for financing and under certain other circumstances. We experienced an average cancellation rate of 22% in 2001, compared to 21% and 20% in 2000 and 1999, respectively. Although cancellations can delay the sales of our homes, they have not had a material impact on sales, operations or liquidity, because we closely monitor the progress of prospective buyers in obtaining financing and use the information to adjust construction start plans to match anticipated deliveries of homes. We do not recognize revenue on homes covered by pending sales contracts until the sales are closed and title passes to the new homeowners.

                                  SEASONALITY

   We have historically experienced variability in results of operations from quarter to quarter due to the seasonal nature of the homebuilding business. We typically experience the highest rate of orders for new homes in the first half of the calendar year although the rate of orders for new homes is highly dependent on the number of active communities and the timing of new community openings. Because new home deliveries trail orders for new homes by several months, we typically have a greater percentage of new home deliveries in the second half of our fiscal year compared to the first half. As a result, our earnings from sales of homes are generally higher in the second half of the fiscal year.

                      INTEREST RATES AND CHANGING PRICES

   Inflation can have a long-term impact on us because increasing costs of land, materials and labor result in a need to increase the sales prices of homes. In addition, inflation is often accompanied by higher interest rates, which can have a negative impact on housing demand and the costs of financing land development activities and housing construction. Rising interest rates, as well as increased materials and labor costs, may reduce gross margins. In recent years, the increases in these costs have followed the general rate of inflation and hence have not had a significant adverse impact on us. In addition, deflation can impact the value of real estate and make it difficult for us to recover our land costs. Therefore, either inflation or deflation could adversely impact our future results of operations.

                         NEW ACCOUNTING PRONOUNCEMENTS

   In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method and requires acquired intangible assets to be recognized as assets apart from goodwill if certain criteria are met. We adopted SFAS No. 141 for all future acquisitions.

   SFAS No. 142 no longer requires or permits the amortization of goodwill and indefinite-lived assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. We adopted SFAS No. 142 on December 1, 2001. Because of that, amortization of goodwill of approximately $6 million per year will not be incurred in the future. We do not currently believe that the implementation of SFAS No. 142 will have a material impact on our financial condition or results of operations.

   In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 provides accounting guidance for financial accounting and reporting for impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121. SFAS No. 144 is effective for our 2003 fiscal year. We do not currently believe that the implementation of SFAS No. 144 will have a material impact on our financial condition or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

   We are exposed to market risks related to fluctuations in interest rates on our debt obligations, mortgage loans and mortgage loans held for sale or disposition. We utilize derivative instruments, including interest rate swaps, in conjunction with our overall strategy to manage our exposure to changes in interest rates. We also utilize forward commitments and option contracts to mitigate the risk associated with our mortgage loan portfolio.

   The tables on the following pages provide information at November 30, 2001 and 2000 about our significant derivative financial instruments and other financial instruments used for purposes that are sensitive to changes in interest rates. For mortgage loans held for sale or disposition, mortgage loans and investments and senior notes and other debts payable, the tables present principal cash flows and related weighted average effective interest rates by expected maturity dates and estimated fair market values at November 30, 2001 and 2000. Weighted average variable interest rates are based on the variable interest rates at November 30, 2001 and 2000. For interest rate swaps, the tables present notional amounts and weighted average interest rates by contractual maturity dates and estimated fair market values at November 30, 2001 and 2000. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contracts. Our limited-purpose finance subsidiaries have placed mortgages and other receivables as collateral for various long-term financings. These limited-purpose finance subsidiaries pay the principal of, and interest on, these financings almost entirely from the cash flows generated by the related pledged collateral and therefore, they received little more than is required to pay that debt service and are excluded from the following tables.

   See Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and Notes 1 and 13 of Notes to Consolidated Financial Statements in Item 8 for a further discussion of these items and our strategy of mitigating our interest rate risk.

                Information Regarding Interest Rate Sensitivity
                         Principal (Notional) Amount by
                  Expected Maturity and Average Interest Rate
                               November 30, 2001

                          Years Ending November 30,                           Fair Market Value
                         --------------------------------                      at November 30,
                          2002   2003   2004  2005   2006  Thereafter  Total        2001
                         ------  -----  ----  -----  ----  ---------- ------- -----------------
                                               (Dollars in millions)
ASSETS
Financial Services:
Mortgage loans held for
 sale or
disposition, net:
 Fixed rate............. $   --     --    --     --   --      573.9     573.9        574.1
 Average interest rate..     --     --    --     --   --        6.9%       --           --
 Variable rate.......... $   --     --    --     --   --       13.8      13.8         13.8
 Average interest rate..     --     --    --     --   --        5.9%       --           --
Mortgage loans and in-
 vestments:
 Fixed rate............. $ 18.4    4.8   1.2    0.3  5.9       24.2      54.8         54.2
 Average interest rate..    6.9%   9.9%  7.0%   9.2% 9.1%      10.7%       --           --
LIABILITIES
Homebuilding:
Senior notes and other
debts payable:
 Fixed rate............. $ 17.7    7.3  22.9    6.3  4.0    1,447.1   1,505.3      1,611.5
 Average interest rate..    5.6%   5.0%  7.6%   6.4% 5.7%       6.8%       --           --
Financial Services:
Notes and other debts
 payable:
 Fixed rate............. $   --     --    --     --   --         --        --           --
 Average interest rate..     --     --    --     --   --         --        --           --
 Variable rate.......... $343.5  350.4    --     --   --         --     693.9        693.9
 Average interest rate..    3.0%   3.1%   --     --   --         --        --           --
OTHER FINANCIAL
 INSTRUMENTS
Homebuilding:
Interest rate swaps:
 Variable to fixed--
  notional amount....... $   --     --    --  100.0   --      300.0     400.0        (31.4)
 Average pay rate.......     --     --    --    6.7%  --        6.6%       --           --
 Average receive rate...     --     --    --  LIBOR   --      LIBOR        --           --

                Information Regarding Interest Rate Sensitivity
                         Principal (Notional) Amount by
                  Expected Maturity and Average Interest Rate
                               November 30, 2000

                          Years Ending November 30,                          Fair Market Value
                         -------------------------------                      at November 30,
                          2001   2002  2003  2004  2005   Thereafter  Total        2000
                         ------  ----  ----  ----  -----  ---------- ------- -----------------
                                              (Dollars in millions)
ASSETS
Financial Services:
Mortgage loans held for
 sale or
disposition, net:
 Fixed rate............. $   --    --   --    --      --     374.5     374.5        377.5
 Average interest rate..     --    --   --    --      --       7.8%       --           --
 Variable rate.......... $   --    --   --    --      --       2.0       2.0          2.0
 Average interest rate..     --    --   --    --      --       7.9%       --           --
Mortgage loans and
 investments:
 Fixed rate............. $ 23.6   1.1  3.3   1.3     0.3      25.4      55.0         54.5
 Average interest rate..    6.4%  9.6% 8.3%  7.2%    9.4%      9.2%       --           --
LIABILITIES
Homebuilding:
Senior notes and other debts
payable:
 Fixed rate............. $ 14.8  19.4  5.4   5.3     6.5   1,203.3   1,254.7      1,287.9
 Average interest rate..    9.0%  8.3% 8.2%  9.0%    8.7%      7.9%       --           --
Financial Services:
Notes and other debts
 payable:
 Fixed rate............. $  0.7   0.1  0.1    --      --        --       0.9          0.9
 Average interest rate..    4.9%  9.8% 9.8%   --      --        --        --           --
 Variable rate.......... $428.1    --   --    --      --        --     428.1        428.1
 Average interest rate..    6.7%   --   --    --      --        --        --           --
OTHER FINANCIAL
 INSTRUMENTS
Homebuilding:
Interest rate swaps:
 Variable to fixed--
  notional amount....... $   --    --   --    --   100.0     300.0     400.0         (5.7)
 Average pay rate.......     --    --   --    --     6.7%      6.6%       --           --
 Average receive rate...     --    --   --    --   LIBOR     LIBOR        --           --

Item 8. Financial Statements and Supplementary Data.

                        REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Lennar Corporation:

   We have audited the accompanying consolidated balance sheets of Lennar Corporation and subsidiaries (the "Company") as of November 30, 2001 and 2000, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended November 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 30, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

Certified Public Accountants
Miami, Florida

January 9, 2002

                          CONSOLIDATED BALANCE SHEETS

                      Lennar Corporation and Subsidiaries
                           November 30, 2001 and 2000

                                                             2001       2000
                                                          ----------  ---------
                                                             (In thousands,
                                                                 except
                                                           per share amounts)
ASSETS
Homebuilding:
Cash..................................................... $  824,013    287,627
Receivables, net.........................................     24,345     42,270
Inventories:
 Housing.................................................  2,410,058  2,284,548
 Land held for development...............................      6,483     17,036
                                                          ----------  ---------
  Total inventories......................................  2,416,541  2,301,584
Investments in unconsolidated partnerships...............    300,064    257,639
Other assets.............................................    253,933    277,794
                                                          ----------  ---------
                                                           3,818,896  3,166,914
Financial services.......................................    895,530    611,000
                                                          ----------  ---------
                                                          $4,714,426  3,777,914
                                                          ==========  =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Homebuilding:
Accounts payable and other liabilities................... $  755,726    778,238
Senior notes and other debts payable, net................  1,505,255  1,254,650
                                                          ----------  ---------
                                                           2,260,981  2,032,888
Financial services.......................................    794,183    516,446
                                                          ----------  ---------
Total liabilities........................................  3,055,164  2,549,334
Stockholders' equity:
Preferred stock..........................................         --         --
Common stock of $0.10 par value per share
 Authorized 100,000 shares;
 Issued: 2001--64,124; 2000--62,731......................      6,412      6,273
Class B common stock of $0.10 par value per share
 Authorized 30,000 shares;
 Issued: 2001--9,738; 2000--9,848........................        974        985
Additional paid-in capital...............................    843,924    812,501
Retained earnings........................................    996,998    582,299
Unearned restricted stock................................    (10,833)   (14,535)
Treasury stock, at cost;
 2001--9,847 common shares; 2000--9,848 common shares....   (158,927)  (158,943)
Accumulated other comprehensive loss.....................    (19,286)        --
                                                          ----------  ---------
Total stockholders' equity...............................  1,659,262  1,228,580
                                                          ----------  ---------
                                                          $4,714,426  3,777,914
                                                          ==========  =========

          See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF EARNINGS

                      Lennar Corporation and Subsidiaries
                  Years Ended November 30, 2001, 2000 and 1999

                                                    2001      2000      1999
                                                 ---------- --------- ---------
                                                     (In thousands, except
                                                       per share amounts)
Revenues:
Homebuilding.................................... $5,603,947 4,390,034 2,849,207
Financial services..............................    425,354   316,934   269,307
                                                 ---------- --------- ---------
Total revenues..................................  6,029,301 4,706,968 3,118,514
                                                 ---------- --------- ---------
Costs and expenses:
Homebuilding....................................  4,818,321 3,909,238 2,508,404
Financial services..............................    336,223   273,339   238,211
Corporate general and administrative............     75,831    50,155    37,563
Interest expense................................    119,503    98,601    48,859
                                                 ---------- --------- ---------
Total costs and expenses........................  5,349,878 4,331,333 2,833,037
                                                 ---------- --------- ---------
Earnings before provision for income taxes......    679,423   375,635   285,477
Provision for income taxes......................    261,578   146,498   112,763
                                                 ---------- --------- ---------
Net earnings.................................... $  417,845   229,137   172,714
                                                 ========== ========= =========
Earnings per share:
Basic........................................... $     6.66      4.00      2.97
                                                 ========== ========= =========
Diluted......................................... $     6.01      3.64      2.74
                                                 ========== ========= =========

          See accompanying notes to consolidated financial statements.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                      Lennar Corporation and Subsidiaries
                  Years Ended November 30, 2001, 2000 and 1999

                                                  2001       2000      1999
                                               ----------  ---------  -------
                                                      (In thousands)
Common stock:
Beginning balance............................. $    6,273      4,851    4,824
U.S. Home acquisition.........................         --      1,298       --
Employee stock plans and restricted stock
 grants.......................................        128        124       21
Conversion of Class B common stock............         11         --        6
                                               ----------  ---------  -------
Balance at November 30........................      6,412      6,273    4,851
                                               ----------  ---------  -------
Class B common stock:
Beginning balance.............................        985        985      991
Conversion to common stock....................        (11)        --       (6)
                                               ----------  ---------  -------
Balance at November 30........................        974        985      985
                                               ----------  ---------  -------
Additional paid-in capital:
Beginning balance.............................    812,501    525,623  523,645
U.S. Home acquisition.........................         --    265,569       --
Payment made under acquisition agreement......         --         --   (1,252)
Employee stock plans and restricted stock
 grants.......................................     19,273     20,204    2,210
Tax benefit from exercise of stock options....     12,150      1,105    1,020
                                               ----------  ---------  -------
Balance at November 30........................    843,924    812,501  525,623
                                               ----------  ---------  -------
Retained earnings:
Beginning balance.............................    582,299    356,058  186,205
Net earnings..................................    417,845    229,137  172,714
Cash dividends--common stock..................     (2,705)    (2,453)  (2,418)
Cash dividends--Class B common stock..........       (441)      (443)    (443)
                                               ----------  ---------  -------
Balance at November 30........................    996,998    582,299  356,058
                                               ----------  ---------  -------
Unearned restricted stock:
Beginning balance.............................    (14,535)        --       --
Restricted stock (grants) cancellations.......        415    (15,856)      --
Amortization of unearned restricted stock.....      3,287      1,321       --
                                               ----------  ---------  -------
Balance at November 30........................    (10,833)   (14,535)      --
                                               ----------  ---------  -------
Treasury stock, at cost:
Beginning balance.............................   (158,943)    (6,018)      --
Repurchases of common stock...................         --   (152,925)  (6,018)
Shares issued.................................         16         --       --
                                               ----------  ---------  -------
Balance at November 30........................   (158,927)  (158,943)  (6,018)
                                               ----------  ---------  -------
Accumulated other comprehensive loss:
Beginning balance.............................         --         --       --
SFAS No. 133 transition adjustment, net of
 tax..........................................     (3,510)        --       --
Change in fair value of interest rate swaps,
 net of tax...................................    (15,776)        --       --
                                               ----------  ---------  -------
Balance at November 30........................    (19,286)        --       --
                                               ----------  ---------  -------
Net earnings..................................    417,845    229,137  172,714
                                               ----------  ---------  -------
Comprehensive income..........................    398,559    229,137  172,714
Total stockholders' equity.................... $1,659,262  1,228,580  881,499
                                               ==========  =========  =======

          See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                      Lennar Corporation and Subsidiaries
                  Years Ended November 30, 2001, 2000 and 1999

                                                    2001      2000      1999
                                                  --------  --------  --------
                                                        (In thousands)
Cash flows from operating activities:
Net earnings....................................  $417,845   229,137   172,714
Adjustments to reconcile net earnings to net
 cash
 provided by operating activities:
Depreciation and amortization...................    48,383    44,267    38,956
Amortization of discount/premium on debt, net...    20,287    11,186     8,774
Equity in earnings from unconsolidated partner-
 ships..........................................   (27,051)  (13,340)  (19,482)
Tax benefit from exercise of stock options......    12,150     1,105     1,020
Increase (decrease) in deferred income taxes....     9,769   (17,223)   28,125
Changes in assets and liabilities, net of ef-
 fects
 from acquisitions:
(Increase) decrease in receivables..............   (57,100)  (11,912)    8,173
(Increase) decrease in inventories..............  (130,725)  223,255   (77,428)
(Increase) decrease in other assets.............        48   (14,179)   (3,639)
(Increase) decrease in financial services loans
held for sale or disposition....................  (211,143)  (75,871)    6,293
Increase (decrease) in accounts payable and
 other liabilities..............................   (23,267)  104,079   (41,196)
                                                  --------  --------  --------
Net cash provided by operating activities.......    59,196   480,504   122,310
                                                  --------  --------  --------
Cash flows from investing activities:
Net additions to operating properties and equip-
 ment...........................................   (13,110)  (10,502)  (15,328)
(Increase) decrease in investments in unconsoli-
 dated partnerships, net........................     5,601    (2,857)    6,524
(Increase) decrease in financial services mort-
 gage loans.....................................      (997)  (11,834)    1,548
Purchases of investment securities..............   (18,143)  (18,112)  (13,119)
Receipts from investment securities.............    17,700    14,946    11,600
Decrease in financial services mortgage servic-
 ing rights.....................................    10,812        --        --
Acquisition of U.S. Home Corporation, net of
 cash acquired..................................        --  (152,386)       --
Acquisitions of properties and businesses, net
 of cash acquired...............................        --    (5,971)  (19,747)
                                                  --------  --------  --------
Net cash provided by (used in) investing activi-
 ties...........................................     1,863  (186,716)  (28,522)
                                                  --------  --------  --------
Cash flows from financing activities:
Net repayments under revolving credit facili-
 ties...........................................        --        --  (136,650)
Net borrowings (repayments) under financial
 services short-term debt.......................   265,607   153,155      (856)
Payments for tender of U.S. Home Corporation's
 senior notes...................................        --  (519,759)       --
Net proceeds from issuance of 5.125% zero-coupon
 convertible senior
 subordinated notes.............................   224,250        --        --
Net proceeds from issuance of 9.95% senior
 notes..........................................        --   294,988        --
Net proceeds from issuance of 7 5/8% senior
 notes..........................................        --        --   266,153
Proceeds from other borrowings..................       110   424,783     1,856
Principal payments on other borrowings..........   (26,382) (279,941) (160,570)
Limited-purpose finance subsidiaries, net.......     2,110        45       769
Common stock:
Issuance........................................    19,789     4,472     2,231
Payment made under acquisition agreement........        --        --    (1,252)
Repurchases.....................................        --  (152,925)   (6,018)
Dividends.......................................    (3,146)   (2,896)   (2,861)
                                                  --------  --------  --------
Net cash provided by (used in) financing activi-
 ties...........................................   482,338   (78,078)  (37,198)
                                                  --------  --------  --------

                      Lennar Corporation and Subsidiaries
                  Years Ended November 30, 2001, 2000 and 1999

                                                    2001      2000      1999
                                                  -------- ----------  -------
                                                        (In thousands)
Net increase in cash.............................  543,397    215,710   56,590
Cash at beginning of year........................  333,877    118,167   61,577
                                                  -------- ----------  -------
Cash at end of year.............................. $877,274    333,877  118,167
                                                  ======== ==========  =======
Summary of cash:
Homebuilding..................................... $824,013    287,627   83,256
Financial services...............................   53,261     46,250   34,911
                                                  -------- ----------  -------
                                                  $877,274    333,877  118,167
                                                  -------- ----------  -------
Supplemental disclosures of cash flow informa-
 tion:
Cash paid for interest, net of amounts capital-
 ized............................................ $ 17,546      1,157    9,647
Cash paid for income taxes....................... $234,549     91,742  108,845
Supplemental disclosures of non-cash investing
 and
 financing activities:
Assumption of mortgages related to acquisitions
 of
 properties...................................... $ 28,993      5,529   29,342
Acquisition of U.S. Home Corporation:
Fair value of assets acquired, inclusive of cash
 of $90,997...................................... $     --  1,654,444       --
Goodwill recorded................................       --     47,809       --
Liabilities assumed..............................       -- (1,192,004)      --
                                                  -------- ----------  -------
                                                  $     --    510,249       --
                                                  ======== ==========  =======
Common stock issued.............................. $     --    266,867       --
Cash paid........................................       --    243,382       --
                                                  -------- ----------  -------
Total consideration.............................. $     --    510,249       --
                                                  ======== ==========  =======

          See accompanying notes to consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      Lennar Corporation and Subsidiaries

1. Summary of Significant Accounting Policies

 Basis of Consolidation

   The accompanying consolidated financial statements include the accounts of Lennar Corporation and all subsidiaries and partnerships (and similar entities) in which a controlling interest is held (the "Company"). The Company's investments in unconsolidated partnerships in which a significant, but less than controlling, interest is held are accounted for by the equity method. Controlling interest is determined based on a number of factors, which include the Company's ownership interest and participation in the management of the partnership. All significant intercompany transactions and balances have been eliminated.

 Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 Revenue Recognition

   Revenues from sales of homes are recognized when the sales are closed and title passes to the new homeowners. Revenues from sales of other real estate (including the sales of land and operating properties) are recognized when a significant down payment is received, the earnings process is complete and the collection of any remaining receivables is reasonably assured.

 Cash

   The Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. Due to the short maturity period of the cash equivalents, the carrying amount of these instruments approximates their fair values. Cash as of November 30, 2001 and 2000 included $64.4 million and $65.9 million, respectively, of cash held in escrow for approximately three days.

 Inventories

   Inventories are stated at cost unless the inventory within a community is determined to be impaired, in which case the impaired inventory is written down to fair value. The Company evaluates long-lived assets for impairment based on the undiscounted future cash flows of the assets. Write-downs of inventories deemed to be impaired are recorded as adjustments to the cost basis of the respective inventories. No impairment existed during the years ended November 30, 2001, 2000 or 1999.

   Start-up costs, construction overhead and selling expenses are expensed as incurred. Homes held for sale are classified as housing inventories until delivered. Land, land development, amenities and other costs are accumulated by specific area and allocated to homes within the respective areas.

 Interest and Real Estate Taxes

   Interest and real estate taxes attributable to land, homes and operating properties are capitalized while they are being actively developed. Interest related to homebuilding, including interest costs relieved from inventories, is included in interest expense. Interest expense related to the financial services operations is included in its costs and expenses.

   During 2001, 2000 and 1999, interest incurred by the Company's homebuilding operations was $127.9 million, $117.4 million and $54.6 million, respectively. Capitalized interest charged to expense in 2001, 2000 and 1999 was $119.5 million, $98.6 million and $48.9 million, respectively.

 Operating Properties and Equipment

   Operating properties and equipment are recorded at cost and are included in other assets in the consolidated balance sheets. The assets are depreciated over their estimated useful lives using the straight-line method. The estimated useful life for operating properties is 30 years and for equipment is 2 to 10 years.

 Investment Securities

   Investment securities that have determinable fair values are classified as available-for-sale unless they are classified as held-to-maturity. Securities classified as held-to-maturity are carried at amortized cost because they are purchased with the intent and ability to hold to maturity. Available-for-sale securities are recorded at fair value. Any unrealized holding gains or losses on available-for-sale securities are reported in a separate component of stockholders' equity, net of tax effects, until realized.

   At November 30, 2001 and 2000, investment securities classified as held-to-maturity totaled $13.2 million and $12.5 million, respectively, and were included in other assets of the Financial Services Division. There were no other investment securities at November 30, 2001 or 2000.

 Derivative Financial Instruments

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

   The Company has various interest rate swap agreements which effectively convert variable interest rates to fixed interest rates on approximately $400 million of outstanding debt related to its homebuilding operations. The swap agreements have been designated as cash flow hedges and, accordingly, are reflected at their fair value in the consolidated balance sheet at November 30, 2001. The related loss is deferred in stockholders' equity as accumulated other comprehensive loss (see Note 11). The Company accounts for its interest rate swaps using the shortcut method, as described in SFAS No. 133. Amounts to be received or paid as a result of the swap agreements are recognized as adjustments to interest incurred on the related debt instruments. The Company believes that there will be no ineffectiveness related to the interest rate swaps and therefore no portion of the accumulated other comprehensive loss will be reclassified into future earnings. The net effect on the Company's operating results is that interest on the variable rate debt being hedged is recorded based on fixed interest rates.

   The Financial Services Division, in the normal course of business, uses derivative financial instruments to reduce its exposure to fluctuations in interest rates. The Division enters into forward commitments and option contracts to protect the value of fixed rate locked loan commitments and loans held for sale or disposition from fluctuations in market interest rates. These derivative financial instruments are designated as fair value hedges, and, accordingly, for all qualifying and highly effective fair value hedges, the changes in the fair value of the derivative and the loss or gain on the hedged asset relating to the risk being hedged are recorded currently in earnings. The effect of the implementation of SFAS No. 133 on the Financial Services Division's operating earnings was not significant.

 Goodwill

   Goodwill represents the excess of the purchase price over the fair value of net assets acquired and was amortized by the Company on a straight-line basis over periods ranging from 15 to 20 years. At November 30, 2001 and 2000, goodwill was $105.8 million and $110.4 million, respectively (net of accumulated amortization of $18.0 million and $11.6 million, respectively). In the event that facts and circumstances indicated that the carrying value of goodwill might be impaired, an evaluation of recoverability is performed. If an evaluation was required, the estimated future undiscounted cash flows associated with the goodwill would be compared to the carrying amount to determine if a write-down to fair value based on discounted cash flows was required. No impairment existed during the years ended November 30, 2001, 2000 or 1999. Goodwill is included in other assets of the Homebuilding Division ($80.6 million and $85.2 million at November 30, 2001 and 2000, respectively) and the assets of the Financial Services Division ($25.2 million at both November 30, 2001 and 2000) in the consolidated balance sheets. Subsequent to the Company's adoption of SFAS No. 141 and SFAS No. 142, goodwill and its amortization will be accounted for in accordance with the standards they prescribe which will discontinue the Company's amortization of goodwill. See the New Accounting Pronouncements section of Note 1.

 Income Taxes

   Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured by using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to reverse.

 Stock-Based Compensation

   The Company grants stock options to certain employees for fixed numbers of shares with, in each instance, an exercise price not less than the fair value of the shares at the date of the grant. The Company accounts for the stock option grants in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. No compensation expense is recognized because all stock options granted have exercise prices not less than the market value of the Company's stock on the date of the grant. The pro forma disclosures required by SFAS No. 123, Accounting for Stock-Based Compensation, are included in Note 12. Restricted stock grants are valued based on the market price of the common stock on the date of grant. Unearned compensation arising from the restricted stock grants is amortized to expense using the straight-line method over the period of the restrictions. Unearned restricted stock is shown as a reduction of stockholders' equity in the consolidated balance sheets.

 Earnings per Share

   Earnings per share is accounted for in accordance with SFAS No. 128, Earnings per Share, which requires a dual presentation of basic and diluted earnings per share on the face of the consolidated statement of earnings. Basic earnings per share is computed by dividing earnings attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

 Financial Services

   Mortgage loans held for sale or disposition by the Financial Services Division are carried at market value, as determined on an aggregate basis. Premiums and discounts recorded on these loans are presented as an adjustment to the carrying amount of the loans and are not amortized.

   When the Division sells loans into the secondary market, a gain or loss is recognized to the extent that the sales proceeds exceed, or are less than, the book value of the loans. Loan origination fees, net of direct origination costs, are deferred and recognized as a component of the gain or loss when loans are sold. In prior years, the Division retained servicing rights from some of the loans it originated and maintained a portfolio of mortgage servicing rights. During 2001, the Division sold substantially all of its existing portfolio of mortgage servicing rights and realized a pretax profit of approximately $13 million from the sale of the servicing rights. Subsequent to the sale, the Division has sold the servicing rights together with the loans it originated. Prior to the sale of the mortgage servicing rights portfolio, the book value of each mortgage loan the Division sold was allocated partly to the mortgage servicing right and partly to the loan (separately from the mortgage servicing right) based on their estimated relative fair values at the time the loan was sold and the servicing rights retained. The fair value of mortgage servicing rights was determined by discounting the estimated future cash flows using a discount rate commensurate with the risks involved. This method of valuation incorporated assumptions that market participants would use in their estimates of future servicing income and expense, including assumptions about prepayment, default and interest rates. Impairment, if any, was recognized through a valuation allowance and a charge to current operations. Mortgage servicing rights were amortized in proportion to, and over the period of, the estimated net servicing income of the underlying mortgages. The book value and estimated fair value of mortgage servicing rights was $11.7 million and $13.4 million, respectively, at November 30, 2000. A valuation allowance related to mortgage servicing rights was not required at or for the year ended November 30, 2000.

 New Accounting Pronouncements

   In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method and requires acquired intangible assets to be recognized as assets apart from goodwill if certain criteria are met. The Company adopted SFAS No. 141 for all future acquisitions.

   SFAS No. 142 no longer requires or permits the amortization of goodwill and indefinite-lived assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company adopted SFAS No. 142 on December 1, 2001. Because of that, amortization of goodwill of approximately $6 million per year will not be incurred in the future. Management does not currently believe that the implementation of SFAS No. 142 will have a material impact on the Company's financial condition or results of operations.

   In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 provides accounting guidance for financial accounting and reporting for impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121. SFAS No. 144 is effective for the Company in fiscal 2003. Management does not currently believe that the implementation of SFAS No. 144 will have a material impact on the Company's financial condition or results of operations.

 Reclassification

   Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the 2001 presentation.

2. Acquisition

   On May 3, 2000, the Company acquired U.S. Home Corporation ("U.S. Home") in a transaction in which U.S. Home stockholders received a total of approximately $243 million in cash and 13 million shares of the Company's common stock with a value of approximately $267 million. The cash portion of the acquisition was funded primarily from the Company's revolving credit facilities (see Note 7). U.S. Home is primarily a homebuilder and had operations in 13 states at the acquisition date. On an unaudited basis, U.S. Home had total revenues of $1.8 billion and net income of $72.4 million in 1999, and it delivered 9,246 homes (including unconsolidated partnerships) during that year.

   The acquisition was accounted for using the purchase method of accounting. In connection with the transaction, the Company acquired assets with a fair value of $1.7 billion, assumed liabilities with a fair value of $1.2 billion and recorded goodwill of $48 million. Through November 30, 2001, goodwill was being amortized on a straight-line basis over 20 years. The results of U.S. Home are included in the Company's consolidated statements of earnings since the acquisition date. Revenues and net earnings on an unaudited pro forma basis would have been $5.5 billion and $260.4 million, respectively, for the year ended November 30, 2000 and $4.9 billion and $233.2 million, respectively, for the year ended November 30, 1999, had the acquisition occurred on December 1, 1998. Pro forma earnings per share would have been $3.81 per share diluted ($4.15 per share basic) for the year ended November 30, 2000 and $3.07 per share diluted ($3.28 per share basic) for the year ended November 30, 1999. The pro forma information gives effect to actual operating results prior to the acquisition, adjusted for the pro forma effect of interest expense, amortization of goodwill, and certain other adjustments, together with their related income tax effect. The pro forma information does not purport to be indicative of the results of operations which would have actually been reported had the acquisition occurred on December 1, 1998.

3. Operating and Reporting Segments

   In 1999, the Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which establishes new standards for the way that public enterprises report information about operating and reporting segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers.

   The Company has two operating and reporting segments: Homebuilding and Financial Services. The Company's reportable segments are strategic business units that offer different products and services. The accounting policies of the segments are described in the summary of significant accounting policies in Note 1.

 Homebuilding

   Homebuilding operations include the sale and construction of single-family attached and detached homes. These activities also include the purchase, development and sale of residential land by the Company and unconsolidated partnerships in which it has investments. The following table sets forth financial information relating to the homebuilding operations:

                                                    Years Ended November 30,
                                                 ------------------------------
                                                    2001      2000      1999
                                                 ---------- --------- ---------
                                                         (In thousands)
Revenues:
Sales of homes.................................  $5,467,548 4,118,549 2,671,744
Sales of land and other revenues...............     109,348   258,145   157,981
Equity in earnings from unconsolidated partner-
 ships.........................................      27,051    13,340    19,482
                                                 ---------- --------- ---------
  Total revenues...............................   5,603,947 4,390,034 2,849,207
Costs and expenses:
Cost of homes sold.............................   4,159,107 3,277,183 2,105,422
Cost of land and other expenses................      86,010   220,948   130,432
Selling, general and administrative............     573,204   411,107   272,550
                                                 ---------- --------- ---------
  Total costs and expenses.....................   4,818,321 3,909,238 2,508,404
                                                 ---------- --------- ---------
Operating earnings.............................  $  785,626   480,796   340,803
                                                 ========== ========= =========
Depreciation and amortization..................  $   38,733    33,858    29,505
                                                 ---------- --------- ---------
Additions to operating properties and equip-
 ment..........................................  $    8,173     5,779     2,283
                                                 ========== ========= =========

 Financial Services

   The Financial Services Division provides mortgage financing, title insurance and closing services for both the Company's homebuyers and others. The Division resells the residential mortgage loans it originates in the secondary mortgage market and also provides high-speed Internet access, cable television, and alarm monitoring services for both the Company's homebuyers and other customers. The following table sets forth financial information relating to the financial services operations:

                                                       Years Ended November 30,
                                                       ------------------------
                                                         2001    2000    1999
                                                       -------- ------- -------
                                                            (In thousands)
Revenues.............................................. $425,354 316,934 269,307
Costs and expenses....................................  336,223 273,339 238,211
                                                       -------- ------- -------
Operating earnings.................................... $ 89,131  43,595  31,096
                                                       ======== ======= =======
Depreciation and amortization......................... $  9,650  10,409   9,451
                                                       -------- ------- -------
Interest income, net.................................. $ 21,279  15,707  12,301
                                                       -------- ------- -------
Additions to operating properties and equipment....... $  7,087  10,243  13,045
                                                       ======== ======= =======

4. Receivables

                                                                November 30,
                                                               ----------------
                                                                 2001     2000
                                                               --------  ------
                                                               (In thousands)
Accounts receivable........................................... $ 20,076  32,327
Mortgages and notes receivable................................    8,549  14,846
                                                               --------  ------
                                                                 28,625  47,173
Allowance for doubtful accounts...............................   (4,280) (4,903)
                                                               --------  ------
                                                               $ 24,345  42,270
                                                               ========  ======

5. Investments in Unconsolidated Partnerships

   Summarized condensed financial information on a combined 100% basis related to the Company's investments in unconsolidated partnerships and other similar entities (collectively the "Partnerships") accounted for by the equity method was as follows:

                                                               November 30,
                                                           ---------------------
                                                              2001       2000
                                                           ----------- ---------
                                                              (In thousands)
Assets:
Cash...................................................... $    37,782    35,504
Land under development....................................   1,203,089   962,835
Other assets..............................................     161,598   145,866
                                                           ----------- ---------
                                                           $ 1,402,469 1,144,205
                                                           =========== =========
Liabilities and equity:
Accounts payable and other liabilities.................... $   149,691   122,597
Notes and mortgages payable...............................     627,383   471,742
Equity of:
 The Company..............................................     300,064   257,639
 Others...................................................     325,331   292,227
                                                           ----------- ---------
                                                           $ 1,402,469 1,144,205
                                                           =========== =========

                                                        Years Ended November 30,
                                                        ------------------------
                                                          2001    2000    1999
                                                        -------- ------- -------
                                                             (In thousands)
Revenues............................................... $903,293 361,684 283,979
Costs and expenses.....................................  761,704 295,224 219,100
                                                        -------- ------- -------
Net earnings of unconsolidated partnerships............ $141,589  66,460  64,879
                                                        -------- ------- -------
Company share of net earnings.......................... $ 27,051  13,340  19,482
                                                        ======== ======= =======

   At November 30, 2001, the Company's equity interest in each of these Partnerships ranged from 10% to 50%. The Company's partners generally are third party homebuilders, land sellers seeking a share of the profits from development of the land or real estate professionals who do not have the capital and/or expertise to develop properties by themselves. The Partnerships follow accounting principles generally accepted in the United States of America. The Company shares in the profits and losses of these Partnerships and, when appointed the manager of the Partnerships, receives fees for the management of the assets. During 2001, 2000 and 1999, the Company received management fees and reimbursement of expenses from the Partnerships totaling $26.1 million, $9.7 million and $6.2 million, respectively. The Company does not include in its income the pro rata Partnership earnings resulting from land sales to the Company. These amounts are recorded as a reduction of the cost of purchasing the land from the Partnerships which increases profits when title passes to a third party homebuyer.

   The Company may obtain options or other arrangements under which the Company can purchase portions of the land held by the Partnerships. Option prices are generally negotiated prices that approximate fair value when the Company receives the options. During 2001, 2000 and 1999, $232.6 million, $134.6 million, and $111.3 million, respectively, of the Partnerships' revenues were from land sales to the Company. In some instances, the Company and/or its partners have provided varying levels of guarantees on certain partnership debt. At November 30, 2001, the Company provided guarantees on $338.7 million of unconsolidated partnership debt, of which $151.0 million were limited maintenance guarantees.

   At the time of the 1997 transfer of the Company's commercial real estate investment to LNR Property Corporation ("LNR"), and the spin-off of LNR to the Company's stockholders, the Company and LNR formed Lennar Land Partners, a 50%-50% owned partnership, which is included in the above discussion of Partnerships. At November 30, 2001, the Company also had several other unconsolidated partnerships with LNR. In 2001, 2000 and 1999, the Company purchased land from Lennar Land Partners for a total of $104.2 million, $112.3 million and $109.3 million, respectively. The Company believes the amounts it paid for land purchased from Lennar Land Partners approximates the amounts it would have paid to independent third parties for similar properties.

6. Operating Properties and Equipment

                                                                November 30,
                                                              -----------------
                                                                2001     2000
                                                              --------  -------
                                                               (In thousands)
Furniture, fixtures and equipment............................ $ 45,267   47,043
Community recreational facilities............................    8,774    2,098
                                                              --------  -------
                                                                54,041   49,141
Accumulated depreciation.....................................  (36,097) (30,556)
                                                              --------  -------
                                                              $ 17,944   18,585
                                                              ========  =======

   Operating properties and equipment are included in other assets in the consolidated balance sheets.

7. Senior Notes and Other Debts Payable

                              November 30,
                          ---------------------
                             2001       2000
                          ----------- ---------
                             (In thousands)
3 7/8% zero-coupon se-
 nior convertible deben-
 tures
 due 2018...............  $   256,877   247,205
5.125% zero-coupon con-
 vertible senior subor-
 dinated notes
 due 2021...............      235,894        --
7 5/8% senior notes due
 2009...................      271,493   270,480
9.95% senior notes due
 2010...................      301,346   300,017
Term loan B due 2007....      395,000   399,000
U.S. Home senior notes
 due through 2009.......        9,446    12,913
Mortgage notes on land
 with fixed interest
 rates from
 5.4% to 10.0% due
 through 2009...........       35,199    25,035
                          ----------- ---------
                          $ 1,505,255 1,254,650
                          =========== =========

   In May 2000, the Company entered into new financing arrangements related to the acquisition of U.S. Home, for working capital and for future growth. The financings include senior secured credit facilities with a group of financial institutions which provide the Company with up to $1.4 billion of financing. The credit facilities consist of a $715 million five-year revolving credit facility, a $300 million 364-day revolving credit facility and a $400 million term loan B (collectively the "Facilities"). The Company may elect to convert borrowings under the 364-day revolving credit facility to a term loan which would mature in May 2005. The Facilities are collateralized by the outstanding common stock of certain of the Company's subsidiaries. Certain Financial Services Division subsidiaries are co-borrowers under the Facilities. At November 30, 2001, no borrowings were allocated to this Division. At November 30, 2001, $395 million was outstanding under the term loan B and no amounts were outstanding under the revolving credit facilities. The weighted average interest rate of the Facilities at November 30, 2001 was 5.7%. The Company utilizes interest rate swap agreements to manage interest costs and hedge against risks associated with changing interest rates.

   In the second quarter of 2001, the Company issued, for gross proceeds of approximately $230 million, zero-coupon convertible senior subordinated notes due 2021 ("Notes") with a face amount at maturity of approximately $633 million. The Notes were issued at a price of $363.46 per $1,000 face amount at maturity, which equates to a yield to maturity over the life of the Notes of 5.125%. Proceeds from the offering, after underwriting discount, were approximately $224 million. The Company used the proceeds to repay amounts outstanding under its revolving credit facilities and added the balance of the net proceeds to working capital. The Notes are convertible into the Company's common stock at any time, if the sale price of the Company's common stock exceeds certain thresholds or in other specified instances, at the rate of approximately 6.4 shares per $1,000 face amount at maturity, or a total of approximately 4 million shares. The conversion ratio equates to an initial conversion price of $56.93 per share (when the Company's stock price was $43.13 per share). These shares will be included in the calculation of the Company's diluted earnings per share if the average closing price of the Company's common stock over the last twenty trading days of each quarter exceeds 110% of the accreted conversion price. This calculation equated to $64.79 per share at November 30, 2001. Holders have the option to require the Company to repurchase the Notes on any of the fifth, tenth, or fifteenth anniversaries of the issue date for the initial issue price plus accrued yield to the purchase date. The Company has the option to satisfy the repurchases with any combination of cash and/or shares of the Company's common stock. The Company will have the option to redeem the Notes, in cash, at any time after the fifth anniversary for the initial issue price plus accrued yield to redemption. The Company will pay contingent interest on the Notes during specified six-month periods beginning on April 4, 2006 if the market price of the Notes exceeds specified levels. At November 30, 2001, the carrying value of outstanding Notes, net of unamortized original issue discount, was $235.9 million.

   As a result of the U.S. Home acquisition, holders of U.S. Home's publicly-held notes totaling $525 million were entitled to require U.S. Home to repurchase the notes for 101% of their principal amount within 90 days after the transaction was completed. Independent of that requirement, in April 2000, the Company made a tender offer for all of the notes and a solicitation of consents to modify provisions of the indentures relating to the notes. As a result of the tender offer and required repurchases after the acquisition, the Company paid approximately $520 million in 2000, which includes tender and consent fees, for $508 million of U.S. Home's notes.

   In May 2000, the Company issued $325 million of 9.95% senior notes due 2010 at a price of 92.313% to finance a portion of the purchase price of U.S. Home's publicly-held notes that were tendered in response to the Company's offer and consent solicitation in April 2000, and to pay associated costs and expenses. The senior notes are guaranteed on a joint and several basis by substantially all of the Company's subsidiaries, other than subsidiaries engaged in mortgage and reinsurance activities. Proceeds from the offering, after underwriting discount and expenses, were approximately $295 million. At November 30, 2001, the carrying value of the senior notes was $301.3 million.

   In February 1999, the Company issued $282 million of 7 5/8% senior notes. The senior notes are due in 2009 and were issued for the purpose of reducing amounts outstanding under revolving credit facilities and redeeming outstanding 10 3/4% senior notes. Proceeds from the offering, after underwriting and market discounts, expenses and settlement of a related interest rate hedge agreement, were approximately $266 million. The senior notes are collateralized by the stock of certain of the Company's subsidiaries. In March 1999, the Company redeemed all of the outstanding
10 3/4% senior notes due 2004 of one of its subsidiaries, Greystone Homes, Inc., at a price of 105.375% of the principal amount outstanding plus accrued interest. Cash paid to redeem the notes was $132 million, which approximated their carrying value. At November 30, 2001, the carrying value of the 7 5/8% senior notes was $271.5 million.

   In July 1998, the Company issued, for $229 million, zero-coupon senior convertible debentures due 2018 (the "Debentures") with a face amount at maturity of $493 million. The Debentures have an effective interest rate of 3 7/8%. The Debentures are convertible at any time into the Company's common stock at the rate of 12.3768 shares per $1,000 face amount at maturity. If the Debentures are converted during the first five years, the Company may elect to pay cash equal to the fair value of the common stock at the time of the conversion. Holders have the option to require the Company to repurchase the Debentures on any of the fifth, tenth, or fifteenth anniversaries of the issue date for the initial issue price plus accrued original issue discount. The Company has the option to satisfy the repurchases with any combination of cash and/or shares of the Company's common stock. The Company will have the option to redeem the Debentures, in cash, at any time after the fifth anniversary for the initial issue price plus accrued original issue discount. The Debentures are collateralized by the stock of certain of the Company's subsidiaries. At November 30, 2001, the carrying value of outstanding Debentures, net of unamortized original issue discount, was $256.9 million.

   The minimum aggregate principal maturities of senior notes and other debts payable during the five years subsequent to November 30, 2001 are as follows:
2002--$17.7 million; 2003--$7.3 million; 2004--$22.9 million; 2005--$6.3 million and 2006--$4.0 million. The remaining principal obligations are due subsequent to November 30, 2006. The Company's debt arrangements contain certain financial covenants with which the Company was in compliance at November 30, 2001.

8. Financial Services

   The assets and liabilities related to the Company's financial services operations were as follows:

                                                                 November 30,
                                                               -----------------
                                                                 2001     2000
                                                               --------- -------
                                                                (In thousands)
Assets:
Cash and receivables, net..................................... $ 161,060  79,025
Mortgage loans held for sale or disposition, net..............   587,694 376,452
Mortgage loans, net...........................................    41,590  42,504
Mortgage servicing rights, net................................        --  11,653
Operating properties and equipment, net.......................    18,592  18,869
Title plants..................................................    15,530  15,530
Goodwill, net.................................................    25,158  25,199
Other.........................................................    32,760  21,874
Limited-purpose finance subsidiaries..........................    13,146  19,894
                                                               --------- -------
                                                               $ 895,530 611,000
                                                               ========= =======
Liabilities:
Notes and other debts payable................................. $ 693,931 428,966
Other.........................................................    87,106  67,586
Limited-purpose finance subsidiaries..........................    13,146  19,894
                                                               --------- -------
                                                               $ 794,183 516,446
                                                               ========= =======

   At November 30, 2001, the Division had a $500 million warehouse line of credit which included a $145 million 30-day increase which expired in December 2001 to fund the Division's mortgage loan activities. Borrowings under this facility were $483.2 million and $339.4 million at November 30, 2001 and 2000, respectively, and were collateralized primarily by mortgage loans with outstanding principal balances of $518.8 million and $297.2 million, respectively, and in 2000, by servicing rights relating to approximately $1.8 billion of loans. There are several interest rate pricing options which fluctuate with market rates. The borrowing rate has been reduced to the extent that custodial escrow balances exceeded required compensating balance levels. The effective interest rate on this facility at November 30, 2001 and 2000 was 3.1% and 6.4%, respectively. The warehouse line of credit matures in June 2003, at which time the Company expects the facility to be renewed. At November 30, 2001 and 2000, the Division had advances under conduit funding agreements with certain major financial institutions amounting to $190.6 million and $58.8 million, respectively. Borrowings under these agreements are collateralized by mortgage loans and had an effective interest rate of 3.0% and 7.5% at November 30, 2001 and 2000, respectively. The Division also had a $20 million revolving line of credit with a bank, collateralized by certain assets of the Division and stock of certain title insurance subsidiaries. Borrowings under the line of credit were $20 million at both November 30, 2001 and 2000 and had an effective interest rate of 3.1% and 7.8% at November 30, 2001 and 2000, respectively.

   The limited-purpose finance subsidiaries of the Financial Services Division have placed mortgages and other receivables as collateral for various long-term financings. These limited-purpose finance subsidiaries pay the principal of, and interest on, these financings almost entirely from the cash flows generated by the related pledged collateral, which includes a combination of mortgage notes, mortgage-backed securities and funds held by a trustee. At November 30, 2001 and 2000, the balances outstanding for the bonds and notes payable were

$13.1 million and $19.9 million, respectively. The borrowings mature in years 2013 through 2018 and carry interest rates ranging from 8.6% to 11.6%. The annual principal repayments are dependent upon collections on the underlying mortgages, including prepayments, and cannot be reasonably determined.

   The minimum aggregate principal maturities of the Company's Financial Services Division's notes and other debts payable during the five years subsequent to November 30, 2001 are as follows: 2002--$343.5 million and 2003--$350.4 million.

9. Income Taxes

   The provision for income taxes consisted of the following:

                                                      Years Ended November 30,
                                                      --------------------------
                                                        2001     2000     1999
                                                      --------- -------  -------
                                                           (In thousands)
Current:
Federal.............................................. $ 220,124 146,666   71,091
State................................................    31,685  17,055   13,547
                                                      --------- -------  -------
                                                        251,809 163,721   84,638
                                                      --------- -------  -------
Deferred:
Federal..............................................     9,281 (15,672)  24,422
State................................................       488  (1,551)   3,703
                                                      --------- -------  -------
                                                          9,769 (17,223)  28,125
                                                      --------- -------  -------
                                                      $ 261,578 146,498  112,763
                                                      ========= =======  =======

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant temporary differences that give rise to the net deferred tax asset are as follows:

                                                              November 30,
                                                            -----------------
                                                              2001     2000
                                                            --------  -------
                                                             (In thousands)
Deferred tax assets:
Acquisition adjustments.................................... $ 41,202   75,997
Reserves and accruals......................................  104,758   74,972
Net operating loss and capital loss carryforwards, tax af-
 fected....................................................    4,466    4,466
Investments in unconsolidated partnerships.................    5,414    3,386
Deferred gains.............................................      --     1,900
Other......................................................    6,555    7,412
                                                            --------  -------
Deferred tax assets........................................  162,395  168,133
Less: valuation allowance..................................   (7,117)  (7,117)
                                                            --------  -------
Total deferred tax assets, net.............................  155,278  161,016
                                                            --------  -------
Deferred tax liabilities:
Capitalized expenses.......................................    4,273   14,922
Deferred gains.............................................      115      --
Installment sales..........................................    1,506    2,281
Section 461 deductions and other...........................   47,701   32,361
                                                            --------  -------
Total deferred tax liabilities.............................   53,595   49,564
                                                            --------  -------
Net deferred tax asset..................................... $101,683  111,452
                                                            ========  =======

   The Homebuilding Division's net deferred tax asset amounting to $90.4 million and $110.0 million at November 30, 2001 and 2000, respectively, is included in other assets in the consolidated balance sheets.

   At November 30, 2001 and 2000, the Financial Services Division had a net deferred tax asset of $11.3 million and $1.5 million, respectively.

   SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that a portion or all of the deferred tax asset will not be realized. At November 30, 2001 and 2000, the Company had a valuation allowance of $7.1 million for net operating loss and capital loss carryforwards and certain acquisition adjustments which currently are not expected to be realized. Based on management's assessment, it is more likely than not that the net deferred tax asset will be realized through future taxable earnings.

   A reconciliation of the statutory rate and the effective tax rate follows:

                                                                  Percentage of
                                                                  Pre-tax Income
                                                                  --------------
                                                                  2001 2000 1999
                                                                  ---- ---- ----
Statutory rate................................................... 35.0 35.0 35.0
State income taxes, net of federal income tax benefit............  3.1  3.4  3.9
Other............................................................  0.4  0.6  0.6
                                                                  ---- ---- ----
Effective rate................................................... 38.5 39.0 39.5
                                                                  ==== ==== ====

10.Earnings Per Share

   Basic and diluted earnings per share for the years ended November 30, 2001, 2000 and 1999 were calculated as follows:

                                                          2001    2000    1999
                                                        -------- ------- -------
                                                         (In thousands, except
                                                           per share amounts)
Numerator:
Numerator for basic earnings per share--net earnings..  $417,845 229,137 172,714
Interest on zero-coupon senior convertible debentures
 due 2018, net of tax.................................     6,094   5,808   5,538
                                                        -------- ------- -------
Numerator for diluted earnings per share..............  $423,939 234,945 178,252
                                                        ======== ======= =======
Denominator:
Denominator for basic earnings per share--weighted av-
 erage shares.........................................    62,737  57,341  58,246
Effect of dilutive securities:
 Employee stock options and restricted stock..........     1,737   1,053     684
 Zero-coupon senior convertible debentures due 2018...     6,105   6,105   6,105
                                                        -------- ------- -------
Denominator for diluted earnings per share--adjusted
 weighted average shares and assumed conversions......    70,579  64,499  65,035
                                                        ======== ======= =======
Basic earnings per share..............................  $   6.66    4.00    2.97
                                                        ======== ======= =======
Diluted earnings per share............................  $   6.01    3.64    2.74
                                                        ======== ======= =======

11.Comprehensive Income

   In accordance with the transition provisions of SFAS No. 133, on December 1, 2000, the Company recorded a cumulative-effect type adjustment of $3.5 million (net of tax benefit of $2.2 million) in accounts payable and other liabilities and accumulated other comprehensive loss to recognize the fair value of interest rate swaps. Subsequent to the Company's adoption of SFAS No. 133 through November 30, 2001, the liability and accumulated other comprehensive loss increased $15.8 million (net of tax benefit of $9.9 million) to $19.3 million. Comprehensive income was $398.6 million, $229.1 million and $172.7 million for the years ended November 30, 2001, 2000 and 1999, respectively.

12.Capital Stock

  Preferred Stock

   The Company is authorized to issue 500,000 shares of preferred stock with a par value of $10 per share and 100 million shares of participating preferred stock with a par value of $0.10 per share. No shares of preferred stock or participating preferred stock have been issued as of November 30, 2001.

  Common Stock

   The Company has two classes of common stock, common stock and Class B common stock. The common stockholders have one vote for each share owned in matters requiring stockholder approval and during both 2001 and 2000 received quarterly dividends of $0.0125 per share. The Class B common stockholders have ten votes for each share of stock owned and during both 2001 and 2000 received quarterly dividends of $0.01125 per share. As of November 30, 2001, Mr. Leonard Miller, Chairman of the Board of the Company, owned or controlled
9.7 million shares of common stock and Class B common stock, which represented approximately 64% voting control of the Company.

   In June 2001, the Company's Board of Directors increased the Company's previously authorized stock repurchase program to permit future purchases of up to 10 million shares of the Company's outstanding common stock. The Company may repurchase these shares in the open market from time-to-time. During 2001, the Company did not repurchase any of its outstanding common stock. During 2000 and 1999, under prior approvals, the Company repurchased approximately 9,406,000 and 442,000 shares of its outstanding common stock for an aggregate purchase price of approximately $152.9 million and $6.0 million, respectively.

   The Company has shelf registration statements under the Securities Act of 1933, as amended, relating to up to $970 million of equity or debt securities which it may sell for cash and up to $400 million of equity or debt securities which it may issue in connection with acquisitions of companies or interests in them, businesses, or assets. At November 30, 2001, no securities had been issued under these registration statements.

  Restrictions on Payment of Dividends

   Other than as required to maintain the financial ratios and net worth required by the revolving credit facilities, there are no restrictions on the payment of dividends on common stock by the Company. The cash dividends per share paid with regard to a share of Class B common stock in a calendar year may not be more than 90% of the per share cash dividends paid with regard to a share of common stock in that calendar year. There are no agreements which restrict the payment of dividends by subsidiaries of the Company other than as required to maintain the financial ratios and net worth requirements under the Financial Services Division's warehouse lines of credit.

  Stock Option Plans

   The Lennar Corporation 2000 Stock Option and Restricted Stock Plan (the "2000 Plan") provides for the granting of stock options and stock appreciation rights and awards of restricted common stock to key officers, employees and directors. The exercise prices of stock options and stock appreciation rights are not less than the market value of the common stock on the date of the grant. No options granted under the 2000 Plan may be exercisable until at least six months after the date of the grant. Thereafter, exercises are permitted in installments determined when options are granted. Each stock option and stock appreciation right will expire on a date determined at the time of the grant, but not more than 10 years after the date of the grant. At November 30, 2001, 835,000 shares of restricted stock were outstanding under the 2000 Plan. The stock was valued based on its market price on the date of the grant. The grants vest over 5 years. Unearned compensation arising from the restricted stock grants is amortized to expense over the period of the restrictions and is shown as a reduction of stockholders' equity in the consolidated balance sheets.

   The Lennar Corporation 1997 Stock Option Plan (the "1997 Plan") provided for the granting of stock options and stock appreciation rights to key employees of the Company to purchase shares at prices not less than market value of the common stock on the date of the grant. No options granted under the 1997 Plan may be exercisable until at least six months after the date of the grant. Thereafter, exercises are permitted in installments determined when options are granted. Each stock option and stock appreciation right granted will expire on a date determined at the time of the grant, but not more than 10 years after the date of the grant.

   The Lennar Corporation 1991 Stock Option Plan (the "1991 Plan") provided for the granting of options to certain key employees of the Company to purchase shares at prices not less than market value of the common stock on the date of the grant. No options granted under the 1991 Plan may be exercisable until at least six months after the date of the grant. Thereafter, exercises are permitted in installments determined when options are granted. Each stock option granted will expire on a date determined at the time of the grant, but not more than 10 years after the date of the grant.

   A summary of the Company's stock option activity for the years ended November 30, 2001, 2000 and 1999 was as follows:

                             2001                2000                1999
                          -------------------- ------------------- -------------------
                                      Weighted            Weighted            Weighted
                                      Average             Average             Average
                            Stock     Exercise   Stock    Exercise   Stock    Exercise
                           Options     Price    Options    Price    Options    Price
                          ----------  -------- ---------  -------- ---------  --------
Outstanding, beginning
 of year................   3,478,683   $16.68  3,445,230   $16.20  3,679,256   $15.52
Grants..................     791,600   $37.47    671,000   $17.68    211,000   $23.95
Terminations............    (101,389)  $29.33   (256,652)  $19.43   (235,108)  $19.83
Exercises...............  (1,303,138)  $14.14   (380,895)  $11.74   (209,918)  $10.05
                          ----------   ------  ---------   ------  ---------   ------
Outstanding, end of
 year...................   2,865,756   $23.13  3,478,683   $16.68  3,445,230   $16.20
                          ----------   ------  ---------   ------  ---------   ------
Exercisable, end of
 year...................     748,812   $15.60  1,422,734   $14.14  1,299,743   $11.87
                          ----------   ------  ---------   ------  ---------   ------
Available for grant, end
 of year................   2,216,500           3,890,822           1,310,072
                          ----------           ---------           ---------
Weighted average fair
 value per share of
 options granted during
 the year under SFAS No.
 123 ...................               $18.41              $ 7.84              $ 9.40

   The following table summarizes information about stock options outstanding at November 30, 2001:

                               Options Outstanding                 Options Exercisable
                    ----------------------------------------- -----------------------------
                                    Weighted
                        Number       Average      Weighted        Number        Weighted
                    Outstanding at  Remaining   Average Per   Outstanding at  Average Per
Range of Per Share   November 30,  Contractual     Share       November 30,      Share
 Exercise Prices         2001         Life     Exercise Price      2001      Exercise Price
------------------  -------------- ----------- -------------- -------------- --------------
$ 4.56 -
  $11.42                417,756     1.9 years      $ 9.14        322,478         $ 9.91
$13.95 -
  $19.59              1,038,700     5.6 years      $16.60        289,534         $15.94
$20.35 -
  $28.32                464,550     5.0 years      $21.04         60,550         $21.03
$32.84 -
  $41.85                944,750     8.2 years      $36.91         76,250         $34.03

   The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock option plans. No compensation expense is recognized because all stock options granted have exercise prices not less than the market value of the Company's stock on the date of grant. SFAS No. 123 requires "as adjusted" information regarding net earnings and earnings per share to be disclosed for new options granted. The Company determined this information using the fair value method of that statement. The fair value of these options was determined at the date of the grant using the Black-Scholes option-pricing model. The significant weighted average assumptions for the years ended November 30, 2001, 2000 and 1999 were as follows:

                                                2001        2000        1999
                                             ----------- ----------- -----------
Dividend yield..............................    0.1%     0.2% - 0.3% 0.2% - 0.3%
Volatility rate.............................  40% - 42%   39% - 44%   40% - 42%
Risk-free interest rate..................... 4.5% - 5.8% 7.1% - 7.5% 4.8% - 6.1%
Expected option life (years)................     6.4      3.9 - 7.7   3.9 - 7.7

   The estimated fair value of the options is recognized in expense over the options' vesting period for "as adjusted" disclosures. The earnings per share "as adjusted" for the effects of SFAS No. 123 is not indicative of the effects on reported net earnings for future years. The Company's reported "as adjusted" information for the years ended November 30, 2001, 2000 and 1999 was as follows:

                                                          2001    2000    1999
                                                        -------- ------- -------
                                                         (In thousands, except
                                                           per share amounts)
Net earnings........................................... $417,845 229,137 172,714
Net earnings "as adjusted"............................. $414,049 226,568 170,620
Earnings per share as reported-- basic................. $   6.66    4.00    2.97
Earnings per share "as adjusted"--basic................ $   6.60    3.95    2.93
Earnings per share as reported--diluted................ $   6.01    3.64    2.74
Earnings per share "as adjusted"--diluted.............. $   5.95    3.60    2.71

  Employee Stock Ownership/401(k) Plan

   Prior to 1998, the Employee Stock Ownership/401(k) Plan (the "Plan") provided shares of stock to employees who had completed one year of continuous service with the Company. During 1998, the Plan was amended to exclude any new shares from being provided to employees. At November 30, 2001, the Plan held in employees' accounts 146,325 shares of the Company's common stock. All prior year contributions to employees actively employed on or after October 1, 1998 vest at a rate of 20% per year over a five year period. All active participants in the Plan whose employment terminated prior to October 1, 1998 vested based upon the Plan that was active prior to their termination of employment. Under the 401(k) portion of the Plan, contributions made by employees can be invested in a variety of mutual funds, and the Company may also make contributions for the benefit of employees. The Company records as compensation expense an amount which approximates the vesting of the contributions to the Employee Stock Ownership portion of the Plan, as well as the Company's contribution to the 401(k) portion of the Plan. This amount was $6.5 million in 2001, $4.7 million in 2000 and $3.1 million in 1999.

13.Financial Instruments

   The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at November 30, 2001 and 2000, using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies might have a material effect on the estimated fair value amounts. The table excludes cash, receivables and accounts payable, which had fair values approximating their carrying values.

                                                  November 30,
                                    ------------------------------------------
                                            2001                  2000
                                    ---------------------  -------------------
                                     Carrying     Fair     Carrying    Fair
                                      Amount      Value     Amount     Value
                                    ----------  ---------  --------- ---------
                                                 (In thousands)
ASSETS
Financial services:
Mortgage loans held for sale or
 disposition, net.................  $  587,694    587,916    376,452   379,499
Mortgage loans, net...............      41,590     40,886     42,504    42,014
Investments held-to-maturity......      13,235     13,284     12,488    12,507
Limited-purpose finance
 subsidiaries--collateral for
 bonds and notes payable..........      13,146     13,730     19,894    20,320
LIABILITIES
Homebuilding:
Senior notes and other debts pay-
 able.............................  $1,505,255  1,611,460  1,254,650 1,287,902
Financial services:
Notes and other debts payable.....  $  693,931    693,931    428,966   428,966
Limited-purpose finance
 subsidiaries--bonds and notes
 payable..........................      13,146     13,682     19,894    20,169
OTHER FINANCIAL INSTRUMENTS
Homebuilding:
Interest rate swap liability......  $  (31,359)   (31,359)       --     (5,707)
Financial services assets (liabil-
 ities):
Commitments to originate loans....  $   (1,085)    (1,085)       --        445
Forward commitments to sell
 loans............................       2,351      2,351        --       (119)
                                    ==========  =========  ========= =========

   The following methods and assumptions are used by the Company in estimating fair values:

   Homebuilding--Senior notes and other debts payable: The fair value of fixed rate borrowings is based on quoted market prices. Variable rate borrowings are tied to market indices and therefore approximate fair value. Interest rate swap agreements: The fair value is based on dealer quotations and generally represents an estimate of the amount the Company would pay or receive to terminate the agreement at the reporting date.

   Financial services--The fair values are based on quoted market prices, if available. The fair values for instruments which do not have quoted market prices are estimated by the Company on the basis of discounted cash flows or other financial information.

   The Company utilizes interest rate swap agreements to manage interest costs and hedge against risks associated with changing interest rates. Counterparties to these agreements are major financial institutions. Credit loss from counterparty non-performance is not anticipated. A majority of the Company's available variable rate borrowings are based on the London Interbank Offered Rate ("LIBOR") index. At November 30, 2001, the Company had six interest rate swap agreements outstanding with a total notional amount of $400 million, which will mature at various dates through 2007. These agreements fixed the LIBOR index at an average interest rate of 6.6% at November 30, 2001. The effect of the interest rate swap agreements on interest incurred and on the average interest rate was an increase for the year ended November 30, 2001 of $7.2 million and 0.48%, a decrease of $1.2 million and 0.08% for the year ended November 30, 2000 and an increase of $1.8 million and 0.22% for the year ended November 30, 1999.

   As of November 30, 2001, the Financial Services Division's pipeline of loans in process totaled approximately $1.7 billion. To minimize credit risk, the Division uses the same credit policies in the approval of the commitments as are applied to all lending activities. Since a portion of these commitments is expected to expire without being exercised by the borrowers, the total commitments do not necessarily represent future cash requirements. Loans in the pipeline of loans in process for which interest rates were committed to the borrower totaled approximately $235.0 million as of November 30, 2001. Substantially all of these commitments were for periods of 30 days or less.

   Mandatory mortgage-backed securities ("MBS") forward commitments are used by the Company to hedge its interest rate exposure during the period from when the Company makes an interest rate commitment to a loan applicant until the time at which the loan is sold to an investor. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk is managed by entering into agreements with investment bankers with primary dealer status and with permanent investors meeting the credit standards of the Company. At any time, the risk to the Company, in the event of default by the purchaser, is the difference between the contract price and current market value. At November 30, 2001, the Company had open commitments amounting to $291.0 million to sell MBS with varying settlement dates through January 2002.

14.Commitments and Contingent Liabilities

   The Company and certain subsidiaries are parties to various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, the disposition of these matters will not have a material adverse effect on the financial condition or results of operations of the Company.

   The Company is subject to the usual obligations associated with entering into contracts for the purchase (including option contracts), development and sale of real estate, which it does in the routine conduct of its business. Option contracts for the purchase of land permit the Company to acquire portions of properties when it is ready to build homes on them. The use of option contracts allows the Company to reduce the financial risk of adverse market conditions associated with long-term land holdings. At November 30, 2001, the Company had $180.3 million of primarily non-refundable option deposits and advanced costs, with entities including unconsolidated partnerships, which allows the Company to acquire approximately 31,000 homesites.

   The Company has entered into agreements to lease certain office facilities and equipment under operating leases. Future minimum payments under the noncancelable leases are as follows: 2002--$30.7 million; 2003--$25.2 million; 2004--$20.0 million; 2005--$14.5 million; 2006--$11.4 million and thereafter--
$24.7 million. Rental expense for the years ended November 30, 2001, 2000 and 1999 was $42.3 million, $36.6 million and $24.3 million, respectively.

   The Company is committed, under various letters of credit, to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit under these arrangements totaled $154.3 million at November 30, 2001. The Company also had outstanding performance and surety bonds with estimated costs to complete of $750.7 million related principally to its obligations for site improvements at various projects at November 30, 2001. The Company does not believe that any such bonds are likely to be drawn upon.

15.Supplemental Financial Information

   As discussed in Note 7, the Company issued $325 million of 9.95% senior notes due 2010. The Company's obligations to pay principal, premium, if any, and interest under the notes are guaranteed on a joint and several basis by substantially all of its subsidiaries, other than subsidiaries engaged in mortgage and title reinsurance activities. The Company has determined that separate, full financial statements of the guarantors would not be material to investors and, accordingly, supplemental financial information for the guarantors is presented. Consolidating statements of cash flows are not presented because cash flows for the non-guarantor subsidiaries were not significant for any of the periods presented.

                          CONSOLIDATING BALANCE SHEET
                               November 30, 2001

                                                       Non-
                           Lennar      Guarantor    Guarantor
                         Corporation  Subsidiaries Subsidiaries Eliminations    Total
                         -----------  ------------ ------------ ------------  ----------
                                                (In thousands)
ASSETS
Homebuilding:
Cash and receivables,
 net.................... $  710,748       137,610         --            --       848,358
Inventories.............        --      2,410,117       6,424           --     2,416,541
Investments in
 unconsolidated
 partnerships...........        --        300,064         --            --       300,064
Other assets............     83,983       169,950         --            --       253,933
Investments in subsidi-
 aries..................  1,955,678       197,821         --     (2,153,499)         --
                         ----------    ----------   ---------   -----------   ----------
                          2,750,409     3,215,562       6,424    (2,153,499)   3,818,896
Financial services......        --         24,762     870,768           --       895,530
                         ----------    ----------   ---------   -----------   ----------
                         $2,750,409     3,240,324     877,192    (2,153,499)   4,714,426
                         ==========    ==========   =========   ===========   ==========

LIABILITIES AND
 STOCKHOLDERS' EQUITY
Homebuilding:
Accounts payable and
 other liabilities...... $  295,188       460,320         218           --       755,726
Senior notes and other
 debts payable, net.....  1,460,610        44,645         --            --     1,505,255
Intercompany............   (664,651)      773,091    (108,440)          --            --
                         ----------    ----------   ---------   -----------   ----------
                          1,091,147     1,278,056    (108,222)          --     2,260,981
Financial services......        --          6,590     787,593           --       794,183
                         ----------    ----------   ---------   -----------   ----------
Total liabilities.......  1,091,147     1,284,646     679,371           --     3,055,164
Stockholders' equity....  1,659,262     1,955,678     197,821    (2,153,499)   1,659,262
                         ----------    ----------   ---------   -----------   ----------
                         $2,750,409     3,240,324     877,192    (2,153,499)   4,714,426
                         ==========    ==========   =========   ===========   ==========

                          CONSOLIDATING BALANCE SHEET
                               November 30, 2000

                                                       Non-
                           Lennar      Guarantor    Guarantor
                         Corporation  Subsidiaries Subsidiaries Eliminations    Total
                         -----------  ------------ ------------ ------------  ----------
                                                (In thousands)
ASSETS
Homebuilding:
Cash and receivables,
 net.................... $  211,635       117,649         613           --       329,897
Inventories.............        --      2,295,191       6,393           --     2,301,584
Investments in
 unconsolidated
 partnerships...........        --        257,639         --            --       257,639
Other assets............     85,936       191,858         --            --       277,794
Investments in subsidi-
 aries..................  1,495,680       200,488         --     (1,696,168)         --
                         ----------    ----------   ---------   -----------   ----------
                          1,793,251     3,062,825       7,006    (1,696,168)   3,166,914
Financial services......        --         16,604     594,396           --       611,000
                         ----------    ----------   ---------   -----------   ----------
                         $1,793,251     3,079,429     601,402    (1,696,168)   3,777,914
                         ==========    ==========   =========   ===========   ==========
LIABILITIES AND
 STOCKHOLDERS' EQUITY
Homebuilding:
Accounts payable and
 other liabilities...... $  225,362       550,659       2,217           --       778,238
Senior notes and other
 debts payable, net.....  1,216,703        37,947          --           --     1,254,650
Intercompany............   (877,394)      993,477    (116,083)          --           --
                         ----------    ----------   ---------   -----------   ----------
                            564,671     1,582,083    (113,866)          --     2,032,888
Financial services......        --          1,666     514,780           --       516,446
                         ----------    ----------   ---------   -----------   ----------
Total liabilities.......    564,671     1,583,749     400,914           --     2,549,334
Stockholders' equity....  1,228,580     1,495,680     200,488    (1,696,168)   1,228,580
                         ----------    ----------   ---------   -----------   ----------
                         $1,793,251     3,079,429     601,402    (1,696,168)   3,777,914
                         ==========    ==========   =========   ===========   ==========

                      CONSOLIDATING STATEMENT OF EARNINGS

                          Year Ended November 30, 2001

                                                      Non-
                           Lennar     Guarantor    Guarantor
                         Corporation Subsidiaries Subsidiaries Eliminations   Total
                         ----------- ------------ ------------ ------------ ---------
                                                (In thousands)
Revenues:
Homebuilding............  $    --     5,603,943            4          --    5,603,947
Financial services......       --        55,146      370,208          --      425,354
                          --------    ---------     --------     --------   ---------
Total revenues..........       --     5,659,089      370,212          --    6,029,301
                          --------    ---------     --------     --------   ---------
Costs and expenses:
Homebuilding............       --     4,817,778          543          --    4,818,321
Financial services......       --        62,358      273,865          --      336,223
Corporate general and
 administrative.........    75,831          --           --           --       75,831
Interest................       --       119,503          --           --      119,503
                          --------    ---------     --------     --------   ---------
Total costs and ex-
 penses.................    75,831    4,999,639      274,408          --    5,349,878
                          --------    ---------     --------     --------   ---------
Earnings (loss) before
 income taxes...........   (75,831)     659,450       95,804          --      679,423
Provision (benefit) for
 income taxes...........   (27,829)     253,888       35,519          --      261,578
Equity in earnings from
 subsidiaries...........   465,847       60,285          --      (526,132)        --
                          --------    ---------     --------     --------   ---------
Net earnings............  $417,845      465,847       60,285     (526,132)    417,845
                          ========    =========     ========     ========   =========

                      CONSOLIDATING STATEMENT OF EARNINGS

                          Year Ended November 30, 2000

                                                      Non-
                           Lennar     Guarantor    Guarantor
                         Corporation Subsidiaries Subsidiaries Eliminations   Total
                         ----------- ------------ ------------ ------------ ---------
                                                (In thousands)
Revenues:
Homebuilding............  $    --     4,387,157        2,877          --    4,390,034
Financial services......       --        47,818      269,116          --      316,934
                          --------    ---------     --------    ---------   ---------
Total revenues..........       --     4,434,975      271,993          --    4,706,968
                          --------    ---------     --------    ---------   ---------
Costs and expenses:
Homebuilding............       --     3,906,772        2,466          --    3,909,238
Financial services......       --        52,533      220,806          --      273,339
Corporate general and
 administrative.........    50,155          --           --           --       50,155
Interest................       --        98,601          --           --       98,601
                          --------    ---------     --------    ---------   ---------
Total costs and ex-
 penses.................    50,155    4,057,906      223,272          --    4,331,333
                          --------    ---------     --------    ---------   ---------
Earnings (loss) before
 income taxes...........   (50,155)     377,069       48,721          --      375,635
Provision (benefit) for
 income taxes...........   (20,298)     147,057       19,739          --      146,498
Equity in earnings from
 subsidiaries...........   258,994       28,982          --      (287,976)        --
                          --------    ---------     --------    ---------   ---------
Net earnings............  $229,137      258,994       28,982     (287,976)    229,137
                          ========    =========     ========    =========   =========

                      CONSOLIDATING STATEMENT OF EARNINGS
                         Year Ended November 30, 1999

                                                      Non-
                           Lennar     Guarantor    Guarantor
                         Corporation Subsidiaries Subsidiaries Eliminations   Total
                         ----------- ------------ ------------ ------------ ----------
                                                (In thousands)
Revenues:
Homebuilding............  $    --     2,848,105        1,102          --     2,849,207
Financial services......       --        31,025      238,282          --       269,307
                          --------    ---------     --------    ---------   ----------
Total revenues..........       --     2,879,130      239,384          --     3,118,514
                          --------    ---------     --------    ---------   ----------
Costs and expenses:
Homebuilding............       --     2,506,332        2,072          --     2,508,404
Financial services......       --        34,115      204,096          --       238,211
Corporate general and
 administrative.........    37,563          --           --           --        37,563
Interest................       --        48,859          --           --        48,859
                          --------    ---------     --------    ---------   ----------
Total costs and
 expenses...............    37,563    2,589,306      206,168          --     2,833,037
                          --------    ---------     --------    ---------   ----------
Earnings (loss) before
 income taxes...........   (37,563)     289,824       33,216          --       285,477
Provision (benefit) for
 income taxes...........   (15,823)     114,480       14,106          --       112,763
Equity in earnings from
 subsidiaries...........   194,454       19,110          --      (213,564)         --
                          --------    ---------     --------    ---------   ----------
Net earnings............  $172,714      194,454       19,110     (213,564)     172,714
                          ========    =========     ========    =========   ==========

16. Quarterly Data (unaudited)

                                          First     Second     Third    Fourth
                                        ---------- --------- --------- ---------
                                        (In thousands, except per share amounts)
2001
Revenues............................... $1,104,042 1,391,533 1,577,628 1,956,098
Earnings before income taxes........... $   83,360   157,733   173,488   264,842
Net earnings........................... $   51,266    97,006   106,695   162,878
Earnings per share:
  Basic................................ $     0.83      1.55      1.69      2.58
  Diluted.............................. $     0.75      1.40      1.53      2.32
                                        ========== ========= ========= =========

2000
Revenues............................... $  640,367   968,180 1,376,215 1,722,206
Earnings before income taxes........... $   36,412    59,739   100,011   179,473
Net earnings........................... $   22,211    36,441    61,007   109,478
Earnings per share:
  Basic................................ $     0.42      0.69      0.99      1.77
  Diluted.............................. $     0.40      0.64      0.90      1.59
                                        ========== ========= ========= =========

   Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

   Not applicable.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

   Information about our directors is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 2002 (120 days after the end of our fiscal year). The following people were our executive officers on February 20, 2002:

Name/Position                                               Age Year of Election
-------------                                               --- ----------------
Stuart A. Miller,
 President and Chief Executive Officer.....................  44       1997
Robert J. Strudler,
 Vice Chairman and Chief Operating Officer.................  59       2000
Bruce E. Gross,
 Vice President and Chief Financial Officer................  43       1997
Marshall H. Ames,
 Vice President............................................  58       1982
Diane J. Bessette,
 Vice President and Controller.............................  41       1997
Jonathan M. Jaffe,
 Vice President............................................  42       1994
Craig M. Johnson,
 Vice President, Community Development.....................  48       2000
Waynewright Malcolm,
 Vice President and Treasurer..............................  38       1997
David B. McCain,
 Vice President, General Counsel and Secretary.............  41       1998
Allan J. Pekor,
 Vice President............................................  65       1997

   The year of election represents the year that the executive officer was elected to his or her current position.

   Mr. Stuart Miller (who is the son of Leonard Miller, our Chairman of the Board of Directors) has been our President and Chief Executive Officer since April 1997 and is one of our Directors. Prior to that, Mr. Miller held various executive positions with us and had been a Vice President since 1985. Mr. Miller is also the Chairman of the Board of LNR Property Corporation.

   Mr. Strudler has been Vice Chairman of the Board of Directors and Chief Operating Officer since May 2000. Prior to that, Mr. Strudler was the Chairman and Co-Chief Executive Officer of U.S. Home Corporation.

   Mr. Gross has been a Vice President and our Chief Financial Officer since 1997. Prior to that, Mr. Gross was employed as Senior Vice President, Controller and Treasurer of Pacific Greystone Corporation.

   Mr. Ames has been a Vice President since 1982 and has held various positions in our Homebuilding Division.

   Ms. Bessette has been employed by us since 1995, has been our Controller since 1997 and became a Vice President in 2000.

   Mr. Jaffe has been a Vice President since 1994 and serves as a Regional President in our Homebuilding Division. Mr. Jaffe is one of our Directors.

   Mr. Johnson has been a Vice President since May 2000 and is President of Strategic Technologies, Inc. Prior to that, Mr. Johnson was a Senior Vice President of U.S. Home Corporation.

   Mr. Malcolm joined us as Treasurer in 1997 and became a Vice President in 2000. Prior to that, Mr. Malcolm was employed as Director, Finance and Regulatory Affairs, at Citizens Utilities Company.

   Mr. McCain joined us in 1998 as a Vice President, General Counsel and Secretary. Prior to joining us, Mr. McCain was employed at John Alden Asset Management Company for more than 10 years, where he last served as Vice President, General Counsel and Secretary.

   Mr. Pekor has held various executive positions with us since 1979. Mr. Pekor presently serves as a Vice President and has served as President of Lennar Financial Services, Inc. since 1997.

Item 11. Executive Compensation.

   The information called for by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 2002 (120 days after the end of our fiscal year).

Item 12. Security Ownership of Certain Beneficial Owners and Management.

   The information called for by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 2002 (120 days after the end of our fiscal year).

Item 13. Certain Relationships and Related Transactions.

   The information called for by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 2002 (120 days after the end of our fiscal year).

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

    (a) Documents filed as part of this Report.

   1. The following financial statements are contained in Item 8:

   Financial Statements                                     Page in this Report
   --------------------                                     -------------------
   Report of Independent Auditors.........................           21
   Consolidated Balance Sheets as of November 30, 2001 and
    2000..................................................           22
   Consolidated Statements of Earnings for the Years Ended
    November 30, 2001, 2000
    and 1999..............................................           23
   Consolidated Statements of Stockholders' Equity for the
    Years Ended November 30, 2001, 2000 and 1999..........           24
   Consolidated Statements of Cash Flows for the Years
    Ended November 30, 2001, 2000 and 1999................           25
   Notes to Consolidated Financial Statements.............           27

   2. The following financial statement schedule is included in this Report:

   Financial Statement Schedule                              Page in this Report
   ----------------------------                              -------------------
   Independent Auditors' Report on Schedule.................          52
   II - Valuation and Qualifying Accounts...................          53

  Information required by other schedules has either been incorporated in the consolidated financial statements and accompanying notes or is not applicable to us.

   3. The following exhibits are filed with this Report or incorporated by reference:

    3(a). Amended and Restated Certificate of Incorporation, dated April
          28, 1998--Incorporated by reference to Exhibit 3(a) to the Annual Report on Form 10-K for the fiscal year ended November 30, 1998.

    3(b). Certificate of Amendment to Certificate of Incorporation, dated
          April 9, 1999--Incorporated by reference to Exhibit 3(a) to the Annual Report on Form 10-K for the fiscal year ended November 30, 1999.

    3(c). Bylaws--Incorporated by reference to Exhibit 3.2 to the Current
          Report on Form 8-K dated November 17, 1997, file number 1-06643.

    4(a). Indenture, dated as of December 31, 1997, between Lennar
          Corporation and Bank One Trust Company, N.A., as successor in interest to The First National Bank of Chicago, as trustee-- Incorporated by Reference to Registration Statement No. 333-45527.

    4(b). First Supplemental Indenture, dated as of July 29, 1998, between
          Lennar Corporation and Bank One Trust Company, N.A., as successor in interest to The First National Bank of Chicago, as trustee (relating to Lennar's Zero Coupon Senior Convertible Debentures due 2018)--Incorporated by reference to the Current Report on Form 8-K dated July 24, 1998, file number 1-11749.

    4(c). Second Supplemental Indenture, dated as of February 19, 1999, between Lennar Corporation and Bank One Trust Company, N.A., as successor in interest to The First National Bank of Chicago, as trustee (relating to Lennar's 7 5/8% Senior Notes due 2009)-- Incorporated by reference to the Current Report on Form 8-K dated February 19, 1999, file number 1-11749.

    4(d). Third Supplemental Indenture, dated May 3, 2000, by and among
          Lennar Corporation and Bank One Trust Company, N.A., as successor trustee to The First National Bank of Chicago (relating to Lennar's 7 5/8% Senior Notes due 2009)--Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended November 30, 2000.

    4(e). Fourth Supplemental Indenture, dated May 3, 2000, by and among
          Lennar Corporation and Bank One Trust Company, N.A., as successor trustee to The First National Bank of Chicago (relating to Lennar's Zero Coupon Senior Convertible Debentures due 2018)-- Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended November 30, 2000.

    4(f). Fifth Supplemental Indenture, dated April 4, 2001, by and among
          Lennar Corporation and Bank One Trust Company, N.A., as trustee (relating to Lennar's Zero Coupon Convertible Senior Subordinated Notes due 2021)--Incorporated by reference to the Current Report on Form 8-K dated April 4, 2001, file number 1-11749.

    4(g). Indenture, dated May 3, 2000, by and among Lennar Corporation and
          Bank One Trust Company, N.A., as trustee, including Form of 9.95% Series A Senior Notes due 2010 and Form of 9.95% Series B Senior Notes due 2010--Incorporated by reference to Registration Statement No. 333-41316.

    4(h). Registration Rights Agreement, dated May 3, 2000, by and among
          Lennar Corporation and the Initial Purchasers--Incorporated by reference to Registration Statement No. 333-41316.

    10(a). Lennar Corporation 2000 Stock Option and Restricted Stock Plan--
           Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended February 28, 2001.

    10(b). Amended and Restated Lennar Corporation 1997 Stock Option Plan--
           Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended November 30, 1997.

    10(c). Lennar Corporation 1991 Stock Option Plan--Incorporated by reference to Registration Statement No. 33-45442.

    10(d). Lennar Corporation Employee Stock Ownership Plan and Trust--
           Incorporated by reference to Registration Statement No. 2-89104.

    10(e). Amendment dated December 13, 1989 to Lennar Corporation Employee
           Stock Ownership Plan--Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended November 30, 1990.

    10(f). Lennar Corporation Employee Stock Ownership/401(k) Trust
           Agreement dated December 13, 1989--Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended November 30, 1990.

    10(g). Amendment dated April 18, 1990 to Lennar Corporation Employee
           Stock Ownership/401(k) Plan--Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended November 30, 1990.

    10(h). Partnership Agreement for Lennar Land Partners by and between
           Lennar Land Partners Sub, Inc. and LNR Land Partners Sub, Inc., dated October 24, 1997--Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended November 30, 1997. Lennar Land Partners Sub II, Inc. and LNR Land Partners Sub II, Inc. entered into an identical Partnership Agreement for Lennar Land Partners II on June 28, 1999.

    10(i). Separation and Distribution Agreement, dated June 10, 1997, between Lennar Corporation and LNR Property Corporation-- Incorporated by reference to Registration Statement No. 333-35671.

    10(j). Credit Agreement, dated October 31, 1997, by and among Lennar
           Land Partners and the Lenders named therein--Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended November 30, 1997.

    10(k). Credit Agreement, dated May 3, 2000, among Lennar Corporation and various lenders--Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended November 30, 2000.

    10(l). Plan and Agreement of Merger, dated as of February 16, 2000, between Lennar Corporation, U.S. Home Corporation and Len Acquisition Corporation--Incorporated by reference to Current Report on Form 8-K dated February 23, 2000, file number 1-11749.

    10(m). Warehousing Credit and Security Agreement dated June 25, 2001 between Universal American Mortgage Company, Eagle Home Mortgage, Inc., Ameristar Financial Services, Inc., Universal American Mortgage Company of California, UAMC Asset Corp. II and Residential Funding Corporation.

    21.  List of subsidiaries.

    23.  Independent Auditors' Consent.

    99.  Financial statements of Lennar Corporation's guarantor subsidiaries.

  (b) Current Reports on Form 8-K filed during the quarter ended November 30, 2001.

    We filed a Current Report on Form 8-K dated October 5, 2001, file number 1-11749, which contained our earnings release for the quarter ended August 31, 2001.

  (c) The exhibits to this Report are listed in Item 14(a)3.

  (d) The financial statement schedules required by Regulation S-X which are excluded from the Annual Report to Stockholders as permitted by Rule 14a-3(b)(1) are listed in Item 14(a)2.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

                                       LENNAR CORPORATION

                                       /s/          Stuart A. Miller
                                       _______________________________________
                                       Stuart A. Miller
                                       President, Chief Executive Officer and
                                       Director
                                       Date: February 28, 2002

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated:

        Principal Executive Officer:
Stuart A. Miller                                     /s/ Stuart A. Miller
President, Chief Executive Officer and Direc-  ---------------------------------
 tor                                               Date: February 28, 2002
        Principal Financial Officer:

Bruce E. Gross                                       /s/   Bruce E. Gross
Vice President and Chief Financial Officer     ---------------------------------
                                                   Date: February 28, 2002
        Principal Accounting Officer:
Diane J. Bessette                                   /s/  Diane J. Bessette
Vice President and Controller                  ---------------------------------
                                                   Date: February 28, 2002
           Directors:
Irving Bolotin                                       /s/ Irving Bolotin
                                               ---------------------------------
                                                   Date: February 28, 2002

Steven L. Gerard                                    /s/ Steven L. Gerard
                                               ---------------------------------
                                                   Date: February 28, 2002

Jonathan M. Jaffe                                   /s/ Jonathan M. Jaffe
                                               ---------------------------------
                                                   Date: February 28, 2002

R. Kirk Landon                                      /s/ R. Kirk Landon
                                               ---------------------------------
                                                   Date: February 28, 2002

Sidney Lapidus                                      /s/ Sidney Lapidus
                                               ---------------------------------
                                                   Date: February 28, 2002

Leonard Miller                                      /s/ Leonard Miller
                                               ---------------------------------
                                                   Date: February 28, 2002

Herve Ripault                                        /s/ Herve Ripault
                                               ---------------------------------
                                                   Date: February 28, 2002

Steven J. Saiontz                                    /s/ Steven J. Saiontz
                                               ---------------------------------
                                                   Date: February 28, 2002

Donna Shalala                                         /s/ Donna Shalala
                                               ---------------------------------
                                                   Date: February 28, 2002

Robert J. Strudler                                  /s/ Robert J. Strudler
                                               ---------------------------------
                                                   Date: February 28, 2002

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Lennar Corporation:

   We have audited the consolidated financial statements of Lennar Corporation and subsidiaries (the "Company") as of November 30, 2001 and 2000 and for each of the three years in the period ended November 30, 2001, and have issued our report thereon dated January 9, 2002; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of the Company, listed in Item 14(a)2. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Certified Public Accountants
Miami, Florida

January 9, 2002

                                                                     Schedule II

                      LENNAR CORPORATION AND SUBSIDIARIES

                       Valuation and Qualifying Accounts

                  Years Ended November 30, 2001, 2000 and 1999

                                          Additions
                                    ----------------------
                                      Charged     Charged
                         Beginning    to costs   to other               Ending
Description               balance   and expenses accounts  Deductions   balance
-----------              ---------- ------------ --------- ----------  ---------
Year ended November 30,
 2001
  Allowances deducted
   from assets to which
   they apply:
    Allowances for
     doubtful accounts
     and notes
     receivable......... $5,188,000  2,368,000         --  (2,801,000) 4,755,000
                         ----------  ---------   --------- ----------  ---------
    Deferred income and
     unamortized
     discounts.......... $8,345,000      7,000     254,000 (3,965,000) 4,641,000
                         ----------  ---------   --------- ----------  ---------
    Loan loss reserve... $3,645,000    655,000       9,000   (244,000) 4,065,000
                         ----------  ---------   --------- ----------  ---------
    Valuation
     allowance.......... $1,377,000        --          --    (118,000) 1,259,000
                         ----------  ---------   --------- ----------  ---------
    Deferred tax asset
     valuation
     allowance.......... $7,117,000        --          --         --   7,117,000
                         ----------  ---------   --------- ----------  ---------
Year ended November 30,
 2000
  Allowances deducted
   from assets to which
   they apply:
    Allowances for
     doubtful accounts
     and notes
     receivable......... $2,471,000  3,834,000      28,000 (1,145,000) 5,188,000
                         ----------  ---------   --------- ----------  ---------
    Deferred income and
     unamortized
     discounts.......... $1,128,000        --    7,896,000   (679,000) 8,345,000
                         ----------  ---------   --------- ----------  ---------
    Loan loss reserve... $3,778,000        --          --    (133,000) 3,645,000
                         ----------  ---------   --------- ----------  ---------
    Valuation
     allowance.......... $1,249,000        --      903,000   (775,000) 1,377,000
                         ----------  ---------   --------- ----------  ---------
    Deferred tax asset
     valuation
     allowance.......... $8,508,000        --          --  (1,391,000) 7,117,000
                         ----------  ---------   --------- ----------  ---------
Year ended November 30,
 1999
  Allowances deducted
   from assets to which
   they apply:
    Allowances for
     doubtful accounts
     and notes
     receivable......... $4,075,000  2,011,000      38,000 (3,653,000) 2,471,000
                         ----------  ---------   --------- ----------  ---------
    Deferred income and
     unamortized
     discounts.......... $  231,000        --    1,156,000   (259,000) 1,128,000
                         ----------  ---------   --------- ----------  ---------
    Loan loss reserve... $3,090,000  1,200,000      21,000   (533,000) 3,778,000
                         ----------  ---------   --------- ----------  ---------
    Valuation
     allowance.......... $1,903,000     93,000      56,000   (803,000) 1,249,000
                         ----------  ---------   --------- ----------  ---------
    Deferred tax asset
     valuation
     allowance.......... $7,659,000        --      849,000        --   8,508,000
                         ----------  ---------   --------- ----------  ---------

                            SHAREHOLDER INFORMATION

                      Lennar Corporation and Subsidiaries

                                 Annual Meeting

                    The Annual Stockholders' Meeting will be
                      held at 11:00 a.m. on April 2, 2002
                    at the Doral Park Golf and Country Club,
                             5001 N.W. 104th Avenue
                              Miami, Florida 33178


                          Registrar and Transfer Agent

                                EquiServe, Inc.
                                 P.O. Box 43010
                         Providence, Rhode Island 02940

                                    Listing

                         New York Stock Exchange (LEN)

                               Corporate Counsel

                       Clifford Chance Rogers & Wells LLP
                                200 Park Avenue
                            New York, New York 10166

                              Independent Auditors

                             Deloitte & Touche LLP
                    200 South Biscayne Boulevard, Suite 400
                              Miami, Florida 33131

                                 Exhibit Index

     Exhibit Number                          Exhibit Description
     --------------                          -------------------

    10(m). Warehousing Credit and Security Agreement dated June 25, 2001 between Universal American Mortgage Company, Eagle Home Mortgage, Inc., Ameristar Financial Services, Inc., Universal American Mortgage Company of California, UAMC Asset Corp. II and Residential Funding Corporation.

    21.  List of subsidiaries.

    23.  Independent Auditors' Consent.

    99.  Financial statements of Lennar Corporation's guarantor subsidiaries.