Form 10-Q
period 2002-02-28
LENNAR CORP /NEW/
filed 2002-04-15
CIK 920760

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


For the quarterly period ended February 28, 2002
                               -----------------

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


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES [X]     NO  _____
                                              ---

Common shares outstanding as of March 31, 2002:

         Common                     54,636,064
                                    ----------
         Class B Common              9,700,462
                                     ---------

================================================================================

Part I. Financial Information
Item 1. Financial Statements
        --------------------

                      Lennar Corporation and Subsidiaries
                     Consolidated Condensed Balance Sheets
                   (In thousands, except per share amounts)

                                                                                                       (Unaudited)
                                                                                                       February 28,   November 30,
                                                                                                           2002           2001
    --------------------------------------------------------------------------------------------------------------------------------
    ASSETS
    Homebuilding:
      Cash                                                                                         $       483,573       824,013
      Receivables, net                                                                                      30,914        24,345
      Inventories                                                                                        2,660,360     2,416,541
      Investments in unconsolidated partnerships                                                           315,878       300,064
      Other assets                                                                                         258,760       253,933
                                                                                                   ---------------------------------
                                                                                                         3,749,485     3,818,896

    Financial services                                                                                     630,464       895,530
    --------------------------------------------------------------------------------------------------------------------------------
                  Total assets                                                                     $     4,379,949     4,714,426
    ================================================================================================================================


    LIABILITIES AND STOCKHOLDERS' EQUITY
    Homebuilding:
      Accounts payable and other liabilities                                                       $       660,387       755,726
      Senior notes and other debts payable, net                                                          1,505,570     1,505,255
                                                                                                   ---------------------------------
                                                                                                         2,165,957     2,260,981

    Financial services                                                                                     473,285       794,183
    --------------------------------------------------------------------------------------------------------------------------------
                  Total liabilities                                                                      2,639,242     3,055,164

    Stockholders' equity:
      Preferred stock                                                                                            -             -
      Common stock of $0.10 par value per share,
          64,423 shares issued at February 28, 2002                                                          6,442         6,412
      Class B common stock of $0.10 par value per share,
          9,700 shares issued at February 28, 2002                                                             970           974
      Additional paid-in capital                                                                           852,125       843,924
      Retained earnings                                                                                  1,068,099       996,998
      Unearned restricted stock                                                                             (9,669)      (10,833)
      Treasury stock, at cost; 9,847 common shares at February 28, 2002                                   (158,927)     (158,927)
      Accumulated other comprehensive loss                                                                 (18,333)      (19,286)
    --------------------------------------------------------------------------------------------------------------------------------
                  Total stockholders' equity                                                             1,740,707     1,659,262
    --------------------------------------------------------------------------------------------------------------------------------
                  Total liabilities and stockholders' equity                                       $     4,379,949     4,714,426
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

                      Lennar Corporation and Subsidiaries
                 Consolidated Condensed Statements of Earnings
                                  (Unaudited)
                   (In thousands, except per share amounts)

                                                                                                  Three Months Ended
                                                                                                     February 28,
                                                                                       ----------------------------------------
                                                                                                 2002               2001
-------------------------------------------------------------------------------------------------------------------------------
Revenues:
    Homebuilding                                                                       $       1,142,119          1,021,818
    Financial services                                                                           105,625             82,224
-------------------------------------------------------------------------------------------------------------------------------
       Total revenues                                                                          1,247,744          1,104,042
-------------------------------------------------------------------------------------------------------------------------------

Costs and expenses:
    Homebuilding                                                                               1,009,384            906,180
    Financial services                                                                            82,201             74,966
    Corporate general and administrative                                                          16,624             15,788
    Interest                                                                                      24,048             23,748
-------------------------------------------------------------------------------------------------------------------------------
       Total costs and expenses                                                                1,132,257          1,020,682
-------------------------------------------------------------------------------------------------------------------------------

Earnings before income taxes                                                                     115,487             83,360
Income taxes                                                                                      43,596             32,094
-------------------------------------------------------------------------------------------------------------------------------

Net earnings                                                                           $          71,891             51,266
===============================================================================================================================

Basic earnings per share                                                               $            1.14               0.83
===============================================================================================================================

Diluted earnings per share                                                             $            1.03               0.75
===============================================================================================================================
-------------------------------------------------------------------------------------------------------------------------------

Cash dividends per common share                                                        $          0.0125             0.0125
-------------------------------------------------------------------------------------------------------------------------------

Cash dividends per Class B common share                                                $         0.01125            0.01125
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

                      Lennar Corporation and Subsidiaries
                Consolidated Condensed Statements of Cash Flows
                                  (Unaudited)
                                (In thousands)

                                                                                                        Three Months Ended
                                                                                                           February 28,
                                                                                                ----------------------------------
                                                                                                      2002             2001
  --------------------------------------------------------------------------------------------------------------------------------
  Cash flows from operating activities:
     Net earnings                                                                               $     71,891           51,266
     Adjustments to reconcile net earnings to net cash provided by
        (used in) operating activities:
        Depreciation and amortization                                                                 10,206           10,538
        Amortization of discount on debt                                                               6,213            3,030
        Tax benefit from exercise of stock options                                                     2,670            2,500
        Equity in earnings from unconsolidated partnerships                                           (6,213)          (4,081)
        Increase in deferred income taxes                                                             10,676           11,449
        Changes in assets and liabilities, net of effects from acquisitions:
           Increase in receivables                                                                   (30,908)          (3,108)
           Increase in inventories                                                                  (154,789)        (174,766)
           Increase in other assets                                                                   (3,714)          (1,293)
           Decrease in financial services loans held for sale or disposition                         298,947           53,937
           Decrease in accounts payable and other liabilities                                       (105,768)        (119,170)
  --------------------------------------------------------------------------------------------------------------------------------
          Net cash provided by (used in) operating activities                                         99,211         (169,698)
  --------------------------------------------------------------------------------------------------------------------------------
  Cash flows from investing activities:
     Net additions to operating properties and equipment                                              (1,957)          (2,355)
     Increase in investments in unconsolidated partnerships, net                                     (15,577)         (25,166)
     Decrease in financial services mortgage loans                                                     5,170              196
     Purchases of investment securities                                                               (8,978)          (4,237)
     Proceeds from investment securities                                                              14,000            3,900
     Acquisitions, net of cash acquired                                                              (20,839)               -
  --------------------------------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                                                      (28,181)         (27,662)
  --------------------------------------------------------------------------------------------------------------------------------
  Cash flows from financing activities:
     Net borrowings under revolving credit facilities                                                      -           18,700
     Net repayments under financial services short-term debt                                        (299,659)         (61,983)
     Proceeds from other borrowings                                                                       17               57
     Principal payments on other borrowings                                                          (90,956)          (4,406)
     Limited-purpose finance subsidiaries, net                                                             2              574
     Common stock:
        Issuance                                                                                       5,944            7,237
        Dividends                                                                                       (790)            (766)
  --------------------------------------------------------------------------------------------------------------------------------
          Net cash used in financing activities                                                     (385,442)         (40,587)
  --------------------------------------------------------------------------------------------------------------------------------
  Net decrease in cash                                                                              (314,412)        (237,947)
  Cash at beginning of period                                                                        877,274          333,877
  --------------------------------------------------------------------------------------------------------------------------------
  Cash at end of period                                                                         $    562,862           95,930
  ================================================================================================================================

                      Lennar Corporation and Subsidiaries
         Consolidated Condensed Statements of Cash Flows -- Continued
                                  (Unaudited)
                                (In thousands)

                                                                                                   Three Months Ended
                                                                                                      February 28,
                                                                                              ----------------------------
                                                                                                    2002         2001
--------------------------------------------------------------------------------------------------------------------------
Summary of cash:
   Homebuilding                                                                               $  483,573         57,573
   Financial services                                                                             79,289         38,357
---------------------------------------------------------------------------------------------------------------------------
                                                                                              $  562,862         95,930
---------------------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
   Cash paid for interest, net of amounts capitalized                                         $    7,897          9,128
   Cash paid for income taxes                                                                 $   78,595         64,881

Supplemental disclosures of non-cash investing and financing activities:
    Purchases of inventory financed by sellers                                                $    2,639         16,447
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

                      Lennar Corporation and Subsidiaries
             Notes to Consolidated Condensed Financial Statements
                                  (Unaudited)

(1)  Basis of Presentation
     ---------------------

The accompanying consolidated condensed financial statements include the accounts of Lennar Corporation and all subsidiaries and partnerships (and similar entities) in which a controlling interest is held (the "Company"). The Company's investments in unconsolidated partnerships in which a significant, but less than controlling, interest is held are accounted for by the equity method. Controlling interest is determined based on a number of factors, which include the Company's ownership interest and participation in the management of the partnership. All significant intercompany transactions and balances have been eliminated. The financial statements have been prepared by management without audit by independent public accountants and should be read in conjunction with the November 30, 2001 audited financial statements in the Company's Annual Report on Form 10-K for the year then ended. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the accompanying consolidated condensed financial statements have been made. Certain prior year amounts in the consolidated condensed financial statements have been reclassified to conform with the current period presentation.

The Company historically has experienced, and expects to continue to experience, variability in quarterly results. The consolidated condensed statement of earnings for the three months ended February 28, 2002 is not necessarily indicative of the results to be expected for the full year.

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

Homebuilding operations include the sale and construction of single-family attached and detached homes in 16 states. These activities also include the purchase, development and sale of residential land by the Company and unconsolidated partnerships in which it has investments.

The Financial Services Division provides mortgage financing, title insurance and closing services for both the Company's homebuyers and others. The Division resells the residential mortgage loans it originates in the secondary mortgage market and also provides high-speed Internet access, cable television and alarm monitoring services for both the Company's homebuyers and other customers.

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

                                                                                   Three Months Ended
                                                                                      February 28,
                                                                           -------------------------------
    (In thousands, except per share amounts)                                       2002            2001
    ------------------------------------------------------------------------------------------------------
    Numerator:
    Numerator for basic earnings per share - net earnings                  $      71,891           51,266
    Interest on zero-coupon senior convertible debentures
         due 2018, net of tax                                                      1,578            1,498
    ------------------------------------------------------------------------------------------------------
    Numerator for diluted earnings per share                               $      73,469           52,764
    ======================================================================================================

    Denominator:
    Denominator for basic earnings per share -
       weighted average shares                                                    63,303           62,097
    Effect of dilutive securities:
       Employee stock options and restricted stock                                 1,682            1,939
       Zero-coupon senior convertible debentures due 2018                          6,105            6,105
    ------------------------------------------------------------------------------------------------------
    Denominator for diluted earnings per share -
       adjusted weighted average shares and
       assumed conversions                                                        71,090           70,141
    ======================================================================================================

    Basic earnings per share                                               $        1.14             0.83
    ======================================================================================================

    Diluted earnings per share                                             $        1.03             0.75
    ======================================================================================================

In the second quarter of 2001, the Company issued zero-coupon convertible senior subordinated notes due 2021 ("Notes"). The Notes are convertible into the Company's common stock if the sale price of the Company's common stock exceeds certain thresholds or in other specified instances, at the rate of approximately
6.4 shares per $1,000 face amount at maturity, which would total approximately
4 million shares. These shares were not included in the calculation of diluted earnings per share for the first quarter of 2002 because the average closing price of the Company's common stock over the last twenty trading days of the quarter did not exceed 110% of the accreted conversion price ($65.56 per share at February 28, 2002).

(4)  Financial Services
     ------------------

The assets and liabilities related to the Company's financial services operations are summarized as follows:

                                                                                   (Unaudited)
                                                                                   February 28,      November 30,
      (In thousands)                                                                   2002              2001
      -------------------------------------------------------------------------------------------------------------
      Assets:
      Cash and receivables, net                                                    $ 209,506             161,060
      Mortgage loans held for sale or disposition, net                               288,743             587,694
      Mortgage loans, net                                                             36,420              41,590
      Title plants                                                                    15,545              15,530
      Goodwill, net                                                                   25,190              25,158
      Other                                                                           42,744              51,352
      Limited-purpose finance subsidiaries                                            12,316              13,146
      -------------------------------------------------------------------------------------------------------------
                                                                                   $ 630,464             895,530
      =============================================================================================================
      Liabilities:
      Notes and other debts payable                                                $ 374,248             693,931
      Other                                                                           86,721              87,106
      Limited-purpose finance subsidiaries                                            12,316              13,146
      -------------------------------------------------------------------------------------------------------------
                                                                                   $ 473,285             794,183
      =============================================================================================================

(5)  Cash
     ----

Cash as of February 28, 2002 and November 30, 2001 included $43.8 million and $64.4 million, respectively, of cash held in escrow for approximately three days.

(6)  Comprehensive Income
     --------------------

The Company has various interest rate swap agreements which effectively fix the variable interest rate on approximately $400 million of outstanding debt related to its homebuilding operations. The swap agreements have been designated as cash flow hedges and, accordingly, are reflected at their fair value in the consolidated condensed balance sheets. The related loss is deferred in stockholders' equity as accumulated other comprehensive loss.

Comprehensive income consists of net earnings adjusted for the change in accumulated other comprehensive loss in the consolidated condensed balance sheets. Comprehensive income was $72.8 million and $37.7 million for the three months ended February 28, 2002 and 2001, respectively.

(7)  New Accounting Pronouncements
     -----------------------------

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 no longer requires or permits the amortization of goodwill and indefinite-lived assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company adopted SFAS No. 142 on December 1, 2001. Because of that, amortization of goodwill of approximately $6 million per year will not be incurred in the future. Management does not currently believe that the implementation of SFAS No. 142 will have a material impact on the Company's financial condition or results of operations.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 provides guidance for financial accounting and reporting for impairment or disposal of long-lived assets. SFAS No. 144 supercedes SFAS No. 121. SFAS No. 144 is effective for the Company in fiscal 2003. Management does not currently believe that the implementation of SFAS No. 144 will have a material impact on the Company's financial condition or results of operations.

(8)  Supplemental Financial Information
     ----------------------------------

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

                     Consolidating Condensed Balance Sheet
                               February 28, 2002
                                  (Unaudited)

                                                  Lennar      Guarantor     Non-Guarantor
 (In thousands)                                Corporation   Subsidiaries   Subsidiaries    Eliminations        Total
-------------------------------------------------------------------------------------------------------------------------
ASSETS
Homebuilding:
   Cash and receivables, net                   $   436,422        78,065              -               -         514,487
   Inventories                                           -     2,653,876          6,484               -       2,660,360
   Investments in unconsolidated
        partnerships                                     -       315,878              -               -         315,878
   Other assets                                     80,306       178,454              -               -         258,760
   Investments in subsidiaries                   2,074,048       212,718              -      (2,286,766)              -
-------------------------------------------------------------------------------------------------------------------------
                                                 2,590,776     3,438,991          6,484      (2,286,766)      3,749,485
Financial services                                       -        28,292        602,172               -         630,464
-------------------------------------------------------------------------------------------------------------------------
      Total assets                             $ 2,590,776     3,467,283        608,656      (2,286,766)      4,379,949
=========================================================================================================================

LIABILITIES AND
    STOCKHOLDERS' EQUITY
Homebuilding:
    Accounts payable and other liabilities     $   227,531       432,767             89               -         660,387
    Senior notes and other debts
         payable, net                            1,465,648        39,922              -               -       1,505,570
    Intercompany                                  (843,110)      909,044        (65,934)              -               -
-------------------------------------------------------------------------------------------------------------------------
                                                   850,069     1,381,733        (65,845)              -       2,165,957
Financial services                                       -        11,502        461,783               -         473,285
-------------------------------------------------------------------------------------------------------------------------
      Total liabilities                            850,069     1,393,235        395,938               -       2,639,242

Stockholders' equity                             1,740,707     2,074,048        212,718      (2,286,766)      1,740,707
-------------------------------------------------------------------------------------------------------------------------
      Total liabilities and stockholders'
         equity                                $ 2,590,776     3,467,283        608,656      (2,286,766)      4,379,949
=========================================================================================================================

---------------------------------------------

                     Consolidating Condensed Balance Sheet
                               November 30, 2001

                                                     Lennar       Guarantor    Non-Guarantor
 (In thousands)                                   Corporation    Subsidiaries   Subsidiaries   Eliminations      Total
--------------------------------------------------------------------------------------------------------------------------
ASSETS
Homebuilding:
   Cash and receivables, net                      $   710,748        137,610              -              -       848,358
   Inventories                                              -      2,410,117          6,424              -     2,416,541
   Investments in unconsolidated
        partnerships                                        -        300,064              -              -       300,064
   Other assets                                        83,983        169,950              -              -       253,933
   Investments in subsidiaries                      1,955,678        197,821              -     (2,153,499)            -
--------------------------------------------------------------------------------------------------------------------------
                                                    2,750,409      3,215,562          6,424     (2,153,499)    3,818,896
Financial services                                          -         24,762        870,768              -       895,530
--------------------------------------------------------------------------------------------------------------------------
       Total assets                               $ 2,750,409      3,240,324        877,192     (2,153,499)    4,714,426
==========================================================================================================================

LIABILITIES AND
    STOCKHOLDERS' EQUITY
Homebuilding:
    Accounts payable and other liabilities        $   295,188        460,320            218              -       755,726
    Senior notes and other debts
       payable, net                                 1,460,610         44,645              -              -     1,505,255
    Intercompany                                     (664,651)       773,091       (108,440)             -             -
--------------------------------------------------------------------------------------------------------------------------
                                                    1,091,147      1,278,056       (108,222)             -     2,260,981
Financial services                                          -          6,590        787,593              -       794,183
--------------------------------------------------------------------------------------------------------------------------
       Total liabilities                            1,091,147      1,284,646        679,371              -     3,055,164

Stockholders' equity                                1,659,262      1,955,678        197,821     (2,153,499)    1,659,262
--------------------------------------------------------------------------------------------------------------------------
       Total liabilities and stockholders'
         equity                                   $ 2,750,409      3,240,324        877,192     (2,153,499)    4,714,426
==========================================================================================================================

---------------------------------------------


                 Consolidating Condensed Statement of Earnings
                     Three Months Ended February 28, 2002
                                  (Unaudited)

                                                 Lennar       Guarantor    Non-Guarantor
(In thousands)                                Corporation    Subsidiaries   Subsidiaries      Eliminations    Total
----------------------------------------------------------------------------------------------------------------------
Revenues:
    Homebuilding                              $        -     1,142,113              6               -       1,142,119
    Financial services                                 -        11,088         94,537               -         105,625
----------------------------------------------------------------------------------------------------------------------
       Total revenues                                  -     1,153,201         94,543               -       1,247,744
----------------------------------------------------------------------------------------------------------------------

Costs and expenses:
    Homebuilding                                       -     1,009,234            150               -       1,009,384
    Financial services                                 -        10,517         71,684               -          82,201
    Corporate general and administrative          16,624             -              -               -          16,624
    Interest                                           -        24,048              -               -          24,048
----------------------------------------------------------------------------------------------------------------------
       Total costs and expenses                   16,624     1,043,799         71,834               -       1,132,257
----------------------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes              (16,624)      109,402         22,709               -         115,487
Provision (benefit) for income taxes              (6,262)       41,299          8,559               -          43,596
Equity in earnings from subsidiaries              82,253        14,150              -         (96,403)              -
----------------------------------------------------------------------------------------------------------------------
Net earnings                                  $   71,891        82,253         14,150         (96,403)         71,891
======================================================================================================================

                  Consolidating Condensed Statement of Earnings
                      Three Months Ended February 28, 2001
                                   (Unaudited)

                                                 Lennar       Guarantor    Non-Guarantor
(In thousands)                                Corporation    Subsidiaries   Subsidiaries      Eliminations    Total
-----------------------------------------------------------------------------------------------------------------------
Revenues:
    Homebuilding                              $        -     1,021,816              2               -       1,021,818
    Financial services                                 -        10,897         71,327               -          82,224
-----------------------------------------------------------------------------------------------------------------------
       Total revenues                                  -     1,032,713         71,329               -       1,104,042
-----------------------------------------------------------------------------------------------------------------------

Costs and expenses:
    Homebuilding                                       -       906,053            127               -         906,180
    Financial services                                 -        15,820         59,146               -          74,966
    Corporate general and administrative          15,788             -              -               -          15,788
    Interest                                           -        23,748              -               -          23,748
-----------------------------------------------------------------------------------------------------------------------
       Total costs and expenses                   15,788       945,621         59,273               -       1,020,682
-----------------------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes              (15,788)       87,092         12,056               -          83,360
Provision (benefit) for income taxes              (6,156)       33,530          4,720               -          32,094
Equity in earnings from subsidiaries              60,898         7,336              -         (68,234)              -
-----------------------------------------------------------------------------------------------------------------------
Net earnings                                  $   51,266        60,898          7,336         (68,234)         51,266
=======================================================================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
of Operations
-------------

Some of the statements contained in the following Management's Discussion and Analysis of Financial Condition and Results of Operations are "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. By their nature, forward-looking statements involve risks, uncertainties and other factors that may cause actual results to differ materially from those which the statements anticipate. Factors which may affect our results include, but are not limited to, changes in general economic conditions, the market for homes generally and in areas where we have developments, the availability and cost of land suitable for residential development, materials prices, labor costs, interest rates, consumer confidence, competition, environmental factors and government regulations affecting our operations. See our Annual Report on Form 10-K for the year ended November 30, 2001 for a further discussion of these and other risks and uncertainties applicable to our business.

(1)  Results of Operations

Overview
Net earnings were $71.9 million, or $1.03 per share diluted ($1.14 per share basic), in the first quarter of 2002, compared to $51.3 million, or $0.75 per share diluted ($0.83 per share basic), in the first quarter of 2001.

Homebuilding
The following tables set forth selected financial and operational information related to our Homebuilding Division for the periods indicated (unaudited):

                                                                                          Three Months Ended
                                                                                              February 28,
(Dollars in thousands, except                                                        ------------------------------
 average sales price)                                                                    2002              2001
-------------------------------------------------------------------------------------------------------------------
Revenues:
Sales of homes                                                               $        1,109,774          997,494
Sales of land and other revenues                                                         26,132           20,243
Equity in earnings from unconsolidated partnerships                                       6,213            4,081
-------------------------------------------------------------------------------------------------------------------

   Total revenues                                                                     1,142,119        1,021,818

Costs and expenses:
Cost of homes sold                                                                      853,396          775,301
Cost of land and other expenses                                                          21,467           17,945
Selling, general and administrative                                                     134,521          112,934
-------------------------------------------------------------------------------------------------------------------

   Total costs and expenses                                                           1,009,384          906,180
-------------------------------------------------------------------------------------------------------------------

Operating earnings                                                           $          132,735          115,638
===================================================================================================================


Gross margin on home sales                                                                 23.1%            22.3%
S,G&A expenses as a % of revenues from home sales                                          12.1%            11.3%
                                                                                     ------------------------------
Operating margin as a % of revenues from home sales                                        11.0%            11.0%
                                                                                     ------------------------------
Average sales price                                                          $          232,000          234,000
===================================================================================================================

     Summary of Home and Backlog Data By Region                                            At or for the
     (Dollars in thousands)                                                              Three Months Ended
                                                                                            February 28,
                                                                                    ---------------------------
     Deliveries                                                                           2002          2001
     ----------------------------------------------------------------------------------------------------------
     East                                                                                 1,540         1,359
     Central                                                                              1,488         1,214
     West                                                                                 1,763         1,684
     ----------------------------------------------------------------------------------------------------------
       Subtotal                                                                           4,791         4,257

     Unconsolidated partnerships                                                            119           256
     ----------------------------------------------------------------------------------------------------------
       Total                                                                              4,910         4,513
     ==========================================================================================================

     New Orders
     ----------------------------------------------------------------------------------------------------------
     East                                                                                 2,135         1,976
     Central                                                                              1,659         1,727
     West                                                                                 2,287         2,102
     ----------------------------------------------------------------------------------------------------------
       Subtotal                                                                           6,081         5,805

     Unconsolidated partnerships                                                            122           278
     ----------------------------------------------------------------------------------------------------------
       Total                                                                              6,203         6,083
     ==========================================================================================================

     Backlog - Homes
     ----------------------------------------------------------------------------------------------------------
     East                                                                                 4,121         3,385
     Central                                                                              2,120         2,145
     West                                                                                 3,571         3,869
     ----------------------------------------------------------------------------------------------------------
       Subtotal                                                                           9,812         9,399

     Unconsolidated partnerships                                                            253           534
     ----------------------------------------------------------------------------------------------------------
       Total                                                                             10,065         9,933
     ==========================================================================================================

     Backlog Dollar Value

     (including unconsolidated partnerships)                                      $   2,450,070     2,436,469
     ==========================================================================================================

Our market regions consist of the following states: East: Florida, Maryland, Virginia, New Jersey, North Carolina and South Carolina. Central: Texas, Minnesota and Ohio. West: California, Colorado, Arizona and Nevada. In addition, we have unconsolidated partnerships in Georgia, Michigan and Missouri.

Revenues from sales of homes increased 11% in the first quarter of 2002 to $1.1 billion from $1.0 billion in 2001. Revenues were higher primarily as a result of a 13% increase in the number of home deliveries, partially offset by a 1% decrease in the average sales price in 2002, compared to 2001. New home deliveries increased to 4,791 homes in the first quarter of 2002 from 4,257 homes last year. New home deliveries were higher primarily due to increases in home deliveries in Florida and Texas, compared to the same period in 2001. The average sales price on homes delivered decreased to $232,000 in the first quarter of 2002 from $234,000 last year primarily due to a lower average sales price in Texas.

Gross margin percentages on home sales were 23.1% in the first quarter of 2002, compared to 22.3% in the same period last year. The increase in 2002 was primarily due to improved operational efficiencies.

Selling, general and administrative expenses as a percentage of revenues from home sales were 12.1% in the first quarter of 2002, compared to 11.3% in 2001. The increase in 2002 was primarily due to an increase in insurance costs and broker commissions compared to the same period last year.

Revenues from land sales totaled $21.5 million in the first quarter of 2002, compared to $16.8 million in the same period in 2001. Gross profits from land sales totaled $0.4 million, or a 1.8% margin, in the first quarter of 2002, compared to $0.3 million, or a 1.7% margin, in the same period last year. Equity in earnings from unconsolidated partnerships was $6.2 million in the first quarter of 2002, compared to $4.1 million in the same period last year. Margins achieved on sales of land and equity in earnings from unconsolidated partnerships may vary significantly from period to period depending on the timing of land sales by us and our unconsolidated partnerships.

At February 28, 2002, our backlog of sales contracts was 10,065 homes
($2.5 billion), compared to 9,933 homes ($2.4 billion) at February 28, 2001.

Financial Services
The following table presents selected financial data related to our Financial Services Division for the periods indicated (unaudited):

                                                          Three Months Ended
                                                              February 28,
                                                       -----------------------
      (Dollars in thousands)                              2002          2001
     -------------------------------------------------------------------------
      Revenues                                       $   105,625       82,224
      Costs and expenses                                  82,201       74,966
     -------------------------------------------------------------------------
      Operating earnings                             $    23,424        7,258
     =========================================================================
      Dollar value of mortgages originated           $ 1,150,457      898,235
     -------------------------------------------------------------------------
      Number of mortgages originated                       6,700        5,600
     -------------------------------------------------------------------------
      Mortgage capture rate of Lennar homebuyers              81%          78%
     -------------------------------------------------------------------------
      Number of title transactions                        47,000       32,000
     =========================================================================

Operating earnings from our Financial Services Division increased to $23.4 million in the first quarter of 2002 from $7.3 million in 2001. The increase reflects the successful operational efficiencies which resulted from the combination of our and U.S. Home's mortgage operations under the Universal American Mortgage banner and the consolidation of our title operations under the North American Title banner. Additionally, the increase was a result of a greater level of refinance activity, a higher volume of sales of homes and a higher capture rate of our homebuyers.

Corporate General and Administrative Expenses
Corporate general and administrative expenses as a percentage of total revenues improved to 1.3% in the first quarter of 2002 from 1.4% in the same period last year.

Interest
In the first quarter of 2002, interest expense was $24.0 million, or 1.9% of total revenues, compared to interest expense of $23.7 million, or 2.2% of total revenues, in 2001. Interest incurred was $30.7 million for both the three months ended February 28, 2002 and 2001. The average interest rates for interest incurred were 7.7% in the first quarter of 2002, compared to 8.1% in the first quarter of 2001. The average debt outstanding was $1.5 billion in the first quarter of 2002, compared to $1.4 billion in the first quarter of 2001.

(2) Liquidity and Financial Resources

In the three months ended February 28, 2002, $99.2 million of cash was provided by operating activities, compared to $169.7 million of cash used in operating activities in 2001. Cash generated in 2002 was primarily due to net earnings of $71.9 million and $298.9 million of cash received from the sale of loans in 2002, which we originated near the end of fiscal 2001. Cash received from the sale of loans was used to pay down our financial services warehouse lines of credit. The generation of cash was offset primarily by $154.8 million of cash used to increase inventories and $105.8 million used to reduce accounts payable and other liabilities.

Earnings before interest, income taxes, depreciation and amortization ("EBITDA") were $149.7 million in the first quarter of 2002 compared to $117.6 million in the first quarter of 2001.

Cash used in investing activities was $28.2 million in the first quarter of 2002, compared to $27.7 million in the first quarter of 2001. In the first quarter of 2002, we used $20.8 million of cash for acquisitions. In the first quarter of 2001, $25.2 million of cash was used to increase our investments in unconsolidated partnerships.

We meet the majority of our short-term financing needs with cash generated from operations and funds available under our credit facilities. Our senior secured credit facilities provide us with up to $1.4 billion of financing. The credit facilities consist of a $715 million five-year revolving credit facility, a $300 million 364-day revolving credit facility and a $400 million term loan B. We may elect to convert borrowings under the 364-day revolving credit facility to a term loan which would mature in May 2005. At February 28, 2002, $394.0 million was outstanding under the term loan B and there was no balance outstanding under the revolving credit facilities.

Our Financial Services Division finances its mortgage loan activities by pledging them as collateral for borrowings under a line of credit totaling $500 million. Borrowings under the financial services line of credit were $367.5 million at February 28, 2002.

In the normal course of business, we enter into partnerships that acquire and develop land for our homebuilding operations or for sale to third parties. Through partnerships, we reduce and share our risk and the amount invested in land while increasing access to potential future homesites. Partnerships are either consolidated with our operations or accounted for by the equity method of accounting. The selection between these two methods involves judgment as to the level of control we have over the partnerships. Controlling interest is determined based on a number of factors, which include our ownership interest and participation in the management of the partnership. Our investments in unconsolidated partnerships in which a significant, but less than controlling, interest is held are accounted for by the equity method of accounting. Many of the partnerships in which we invest are accounted for by the equity method of accounting. We do not include in our income our pro rata partnership earnings resulting from land sales to our homebuilding divisions. Instead, we account for those earnings as a reduction of our cost of purchasing the land from the partnerships when title passes to a third party homebuyer, which in effect defers recognition of the partnership earnings until we sell the land.

In some instances, we and/or our partners in unconsolidated partnerships have provided varying levels of guarantees on certain partnership debt. At February 28, 2002, we had guarantees totaling $291.8 million of which $187.9 million were limited maintenance guarantees. When we provide guarantees, the partnership generally receives more favorable terms from its lenders. A limited maintenance guarantee only applies if the partnership defaults on its loan arrangements and the fair value of the collateral (generally land and improvements) is less than a specified percentage of the loan balance. If we are required to make a payment under one of these guarantees to bring the fair value of the collateral above the specified percentage of the loan balance, the payment would constitute a capital contribution or loan to the unconsolidated partnership and increase our share of any funds distributed by the partnership.

In June 2001, our Board of Directors increased our previously authorized stock repurchase program to permit future purchases of up to 10 million shares of our outstanding common stock. We may repurchase these shares in the open market from time-to-time. During the first quarter of 2002, we did not repurchase any of our outstanding common stock.

We have shelf registration statements under the Securities Act of 1933, as amended, relating to up to $970 million of equity or debt securities which we may sell for cash and up to $400 million of equity or debt securities which we may issue in connection with acquisitions of companies or interests in them, businesses or assets. As of February 28, 2002, no securities had been issued under these registration statements.

Based on our current financial condition and financial market resources, management believes that our operations and capital resources will provide for our current and long-term capital requirements at our currently anticipated levels of growth.

(3) Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our debt obligations, mortgage loans and mortgage loans held for sale or disposition. We utilize derivative instruments, including interest rate swaps, to manage our exposure to changes in interest rates. We also utilize forward commitments and option contracts to mitigate the risk associated with our mortgage loan portfolio.

Our Annual Report on Form 10-K for the year ended November 30, 2001 contains information about market risks under "Item 7A. Quantitative and Qualitative Disclosures About Market Risk." There have been no material changes in our market risks during the three months ended February 28, 2002.


Part II. Other Information

Items 1-5. Not applicable.

Item 6.    Exhibits and Reports on Form 8-K.

           (a) Reports on Form 8-K: Registrant was not required to file, and has not filed, a Form 8-K during the quarter for which this report is being filed.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   LENNAR CORPORATION
                                              -----------------------
                                                      (Registrant)




Date: April 15, 2002                          /s/       BRUCE E. GROSS
      --------------                          ----------------------------------
                                                         Bruce E. Gross
                                                       Vice President and
                                                    Chief Financial Officer



Date: April 15, 2002                          /s/      DIANE J. BESSETTE
      --------------                          ----------------------------------
                                                       Diane J. Bessette
                                                      Vice President and
                                                           Controller