Form 10-Q
period 2002-05-31
LENNAR CORP /NEW/
filed 2002-07-15
CIK 920760

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


For the quarterly period ended May 31, 2002

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


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES [X]    NO ____


Common shares outstanding as of June 30, 2002:

     Common               54,979,874

     Class B Common        9,700,462

================================================================================

Part I.  Financial Information
Item 1.  Financial Statements

                      Lennar Corporation and Subsidiaries
                     Consolidated Condensed Balance Sheets
                   (In thousands, except per share amounts)


                                                                          (Unaudited)
                                                                             May 31,      November 30,
                                                                              2002            2001
------------------------------------------------------------------------------------------------------
ASSETS
Homebuilding:
  Cash                                                                     $    461,497        824,013
  Receivables, net                                                               51,222         24,345
  Inventories                                                                 2,802,260      2,416,541
  Investments in unconsolidated partnerships                                    324,510        300,064
  Other assets                                                                  262,833        253,933
                                                                           ---------------------------
                                                                              3,902,322      3,818,896
Financial services                                                              653,968        895,530
------------------------------------------------------------------------------------------------------
       Total assets                                                        $  4,556,290      4,714,426
======================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY
Homebuilding:
  Accounts payable and other liabilities                                   $    680,512        755,726
  Senior notes and other debts payable, net                                   1,502,718      1,505,255
                                                                           ---------------------------
                                                                              2,183,230      2,260,981
Financial services                                                              509,866        794,183
------------------------------------------------------------------------------------------------------
       Total liabilities                                                      2,693,096      3,055,164

Stockholders' equity:
  Preferred stock                                                                     -              -
  Common stock of $0.10 par value per share,
    64,836 shares issued at May 31, 2002                                          6,484          6,412
  Class B common stock of $0.10 par value per share,
    9,700 shares issued at May 31, 2002                                             970            974
  Additional paid-in capital                                                    867,474        843,924
  Retained earnings                                                           1,173,310        996,998
  Unearned restricted stock                                                      (8,892)       (10,833)
  Treasury stock, at cost; 9,847 common shares at May 31, 2002                 (158,927)      (158,927)
  Accumulated other comprehensive loss                                          (17,225)       (19,286)
------------------------------------------------------------------------------------------------------
       Total stockholders' equity                                             1,863,194      1,659,262
------------------------------------------------------------------------------------------------------
       Total liabilities and stockholders' equity                          $  4,556,290      4,714,426
======================================================================================================

See accompanying notes to consolidated condensed financial statements.

                      Lennar Corporation and Subsidiaries
                 Consolidated Condensed Statements of Earnings
                                  (Unaudited)
                   (In thousands, except per share amounts)

                                                               Three Months Ended                 Six Months Ended
                                                                    May 31,                            May 31,
                                                        -----------------------------        -------------------------
                                                               2002          2001                 2002         2001
----------------------------------------------------------------------------------------------------------------------
Revenues:
   Homebuilding                                         $   1,461,804      1,273,349          2,603,923      2,295,167
   Financial services                                         109,813        118,184            215,438        200,408
----------------------------------------------------------------------------------------------------------------------
      Total revenues                                        1,571,617      1,391,533          2,819,361      2,495,575
----------------------------------------------------------------------------------------------------------------------
Costs and expenses:
   Homebuilding                                             1,267,912      1,101,518          2,277,296      2,007,698
   Financial services                                          83,102         84,529            165,303        159,495
   Corporate general and administrative                        19,780         18,387             36,404         34,175
   Interest                                                    30,530         29,366             54,578         53,114
----------------------------------------------------------------------------------------------------------------------
      Total costs and expenses                              1,401,324      1,233,800          2,533,581      2,254,482
----------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                  170,293        157,733            285,780        241,093
Income taxes                                                   64,286         60,727            107,882         92,821
----------------------------------------------------------------------------------------------------------------------
Net earnings                                            $     106,007         97,006            177,898        148,272
======================================================================================================================
Basic earnings per share                                $        1.66           1.55               2.80           2.38
======================================================================================================================
Diluted earnings per share                              $        1.51           1.40               2.54           2.15
======================================================================================================================
----------------------------------------------------------------------------------------------------------------------
Cash dividends per common share                         $      0.0125         0.0125              0.025          0.025
----------------------------------------------------------------------------------------------------------------------
Cash dividends per Class B common share                 $     0.01125        0.01125             0.0225         0.0225
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

                      Lennar Corporation and Subsidiaries
                Consolidated Condensed Statements of Cash Flows
                                  (Unaudited)
                                (In thousands)

                                                                                     Six Months Ended
                                                                                          May 31,
                                                                                 -------------------------
                                                                                      2002         2001
----------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net earnings                                                                   $     177,898     148,272
  Adjustments to reconcile net earnings to net cash provided by
     (used in) operating activities:
     Depreciation and amortization                                                      20,002      23,985
     Amortization of discount on debt                                                   12,516       8,065
     Tax benefit from exercise of stock options                                          8,410       7,400
     Equity in earnings from unconsolidated partnerships                               (12,908)     (6,515)
     Increase in deferred income taxes                                                  16,565      31,072
     Changes in assets and liabilities, net of effect from acquisitions:
        Increase in receivables                                                        (40,020)   (124,706)
        Increase in inventories                                                       (304,596)   (225,193)
        Increase in other assets                                                       (17,304)     (4,693)
        Decrease in financial services loans held for sale or disposition              253,373      54,025
        Decrease in accounts payable and other liabilities                             (83,550)   (198,186)
----------------------------------------------------------------------------------------------------------
      Net cash provided by (used in) operating activities                               30,386    (286,474)
----------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Net additions to operating properties and equipment                                   (5,746)     (8,324)
  Increase in investments in unconsolidated partnerships, net                          (14,094)    (13,073)
  Decrease in financial services mortgage loans                                         14,462         626
  Decrease in financial services mortgage servicing rights                                   -      10,812
  Purchases of investment securities                                                   (20,934)    (11,067)
  Proceeds from investment securities                                                   15,000      10,800
  Acquisitions, net of cash acquired                                                   (21,251)          -
----------------------------------------------------------------------------------------------------------
      Net cash used in investing activities                                            (32,563)    (10,226)
----------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net borrowings (repayments) under financial services short-term debt                (264,927)      6,144
  Net proceeds from issuance of 5.125% zero-coupon convertible
     senior subordinated notes                                                               -     224,250
  Proceeds from other borrowings                                                            17         110
  Principal payments on other borrowings                                              (100,959)    (11,122)
  Limited-purpose finance subsidiaries, net                                                 46         588
  Common stock:
     Issuance                                                                           15,585      16,313
     Dividends                                                                          (1,586)     (1,540)
----------------------------------------------------------------------------------------------------------
      Net cash provided by (used in) financing activities                             (351,824)    234,743
----------------------------------------------------------------------------------------------------------
Net decrease in cash                                                                  (354,001)    (61,957)
Cash at beginning of period                                                            877,274     333,877
----------------------------------------------------------------------------------------------------------
Cash at end of period                                                            $     523,273     271,920
==========================================================================================================

                      Lennar Corporation and Subsidiaries
         Consolidated Condensed Statements of Cash Flows  -- Continued
                                  (Unaudited)
                                (In thousands)

                                                                                     Six Months Ended
                                                                                           May 31,
                                                                                -------------------------
                                                                                      2002         2001
---------------------------------------------------------------------------------------------------------
Summary of cash:
 Homebuilding                                                                   $   461,497       219,002
 Financial services                                                                  61,776        52,918
---------------------------------------------------------------------------------------------------------
                                                                                $   523,273       271,920
---------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
 Cash paid for interest, net of amounts capitalized                             $     5,944        10,670
 Cash paid for income taxes                                                     $   120,943       116,086

Supplemental disclosures of non-cash investing and financing activities:
 Purchases of inventory financed by sellers                                     $     3,351        17,685
=========================================================================================================

See accompanying notes to consolidated condensed financial statements.

                      Lennar Corporation and Subsidiaries
             Notes to Consolidated Condensed Financial Statements
                                  (Unaudited)

(1)  Basis of Presentation

The accompanying consolidated condensed financial statements include the accounts of Lennar Corporation and all subsidiaries, partnerships and other entities in which a controlling interest is held (the "Company"). The Company's investments in unconsolidated partnerships in which a significant, but less than controlling, interest is held are accounted for by the equity method. Controlling interest is determined based on a number of factors, which include the Company's ownership interest and participation in the management of the partnership. All significant intercompany transactions and balances have been eliminated. The financial statements have been prepared by management without audit by independent public accountants and should be read in conjunction with the November 30, 2001 audited financial statements in the Company's Annual Report on Form 10-K for the year then ended. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the accompanying consolidated condensed financial statements have been made. Certain prior year amounts in the consolidated condensed financial statements have been reclassified to conform with the current period presentation.

The Company historically has experienced, and expects to continue to experience, variability in quarterly results. The consolidated condensed statements of earnings for the three and six months ended May 31, 2002 are not necessarily indicative of the results to be expected for the full year.

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

The Financial Services Division provides mortgage financing, title insurance and closing services for both the Company's homebuyers and others. This Division resells the residential mortgage loans it originates in the secondary mortgage market and also provides high-speed Internet access, cable television and alarm monitoring services for both the Company's homebuyers and other customers.

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

                                                                Three Months Ended                    Six Months Ended
                                                                     May 31,                              May 31,
                                                        ---------------------------------        --------------------------
  (In thousands, except per share amounts)                    2002                2001             2002              2001
  -------------------------------------------------------------------------------------------------------------------------
  Numerator:
  Numerator for basic earnings per share -
    net earnings                                        $     106,007             97,006          177,898           148,272
  Interest on zero-coupon senior convertible
    debentures due 2018, net of tax                             1,599              1,518            3,177             3,016
  -------------------------------------------------------------------------------------------------------------------------
  Numerator for diluted earnings per share              $     107,606             98,524          181,075           151,288
  =========================================================================================================================

  Denominator:
  Denominator for basic earnings per share -
    weighted average shares                                    63,724             62,699           63,514            62,398
  Effect of dilutive securities:
    Employee stock options and restricted stock                 1,612              1,776            1,646             1,857
    Zero-coupon senior convertible debentures due 2018          6,105              6,105            6,105             6,105
  -------------------------------------------------------------------------------------------------------------------------
  Denominator for diluted earnings per share -
    adjusted weighted average shares and
    assumed conversions                                        71,441             70,580           71,265            70,360
  =========================================================================================================================
  Basic earnings per share                              $        1.66               1.55             2.80              2.38
  =========================================================================================================================

  Diluted earnings per share                            $        1.51               1.40             2.54              2.15
  =========================================================================================================================

In the second quarter of 2001, the Company issued zero-coupon convertible senior subordinated notes due 2021 (the "Notes"). The Notes are convertible into the Company's common stock if the sale price of the Company's common stock exceeds certain thresholds or in other specified instances, at the rate of approximately
6.4 shares per $1,000 face amount at maturity, which would total approximately 4
million shares.   These shares were not included in the calculation of diluted earnings per share for the three and six months ended May 31, 2002 and 2001 because the average closing price of the Company's common stock over the last twenty trading days of the second quarter did not exceed 110% of the accreted conversion price ($66.44 per share at May 31, 2002).

(4)  Financial Services

The assets and liabilities related to the Company's financial services operations are summarized as follows:

                                                                                      (Unaudited)
                                                                                        May 31,      November 30,
        (In thousands)                                                                   2002           2001
        ---------------------------------------------------------------------------------------------------------
        Assets:
        Cash and receivables, net                                                     $  180,881        161,060
        Mortgage loans held for sale or disposition, net                                 332,567        587,694
        Mortgage loans, net                                                               28,882         41,590
        Title plants                                                                      15,556         15,530
        Goodwill, net                                                                     30,236         25,158
        Other                                                                             54,275         51,352
        Limited-purpose finance subsidiaries                                              11,571         13,146
        -------------------------------------------------------------------------------------------------------
                                                                                      $  653,968        895,530
        =======================================================================================================
        Liabilities:
        Notes and other debts payable                                                 $  408,958        693,931
        Other                                                                             89,337         87,106
        Limited-purpose finance subsidiaries                                              11,571         13,146
        -------------------------------------------------------------------------------------------------------
                                                                                      $  509,866        794,183
        =======================================================================================================

(5)  Cash

Cash as of May 31, 2002 and November 30, 2001 included $45.6 million and $64.4 million, respectively, of cash held in escrow for approximately three days.

(6)  Debt

In May 2002, the Company amended and restated its senior secured credit facilities (the "Amended Facilities"), to provide the Company with up to $1.3 billion of financing. The Amended Facilities consist of a $653 million revolving credit facility maturing in April 2006, a $273 million 364-day revolving credit facility maturing in April 2003 and a $400 million term loan B maturing in May 2007. The Company may elect to convert borrowings under the 364-day revolving credit facility to a term loan, which would mature in April 2006. At May 31, 2002, $393 million was outstanding under the term loan B and no amounts were borrowed under the revolving credit facilities. Interest rates are LIBOR-based and the margins are set by a pricing grid with thresholds that adjust based on changes in the Company's leverage ratio and the Amended Facilities' credit rating.

(7)  Comprehensive Income

The Company has various interest rate swap agreements which effectively fix the variable interest rate on approximately $400 million of outstanding debt related to its homebuilding operations. The swap agreements have been designated as cash flow hedges and, accordingly, are reflected at their fair value in the consolidated condensed balance sheets. The related loss is deferred, net of tax, in stockholders' equity as accumulated other comprehensive loss.

Comprehensive income consists of net earnings adjusted for the change in accumulated other comprehensive loss in the consolidated condensed balance sheets. Comprehensive income was $180.0 million and $136.5 million for the six months ended May 31, 2002 and 2001, respectively.

(8)  New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 no longer requires or permits the amortization of goodwill and indefinite-lived assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company adopted SFAS No. 142 on December 1, 2001. No impairment charges were recognized from the adoption of this statement.

Pro forma net earnings for the three and six months ended May 31, 2001 were $98.5 million, or $1.42 per diluted share ($1.57 per basic share), and $151.3 million, or $2.19 per diluted share ($2.43 per basic share), respectively, after adding back amortization of goodwill, net of tax, of $1.5 million and $3.1 million, respectively.

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


(9)  Subsequent Event

In June 2002, the Company acquired a controlling interest in The Fortress Group, Inc. ("Fortress"), a regional homebuilder, and commenced a tender offer to acquire the remaining Fortress common stock that the Company does not own. In total, the Company will pay approximately $50.7 million in cash for Fortress, including the amount already paid for the preferred stock, common stock and warrants through which it acquired its controlling interest. Completion of the tender offer and the subsequent closing of the merger are expected to be finalized during July 2002. Concurrent with the acquisition, Fortress entered into a separate agreement to sell its Texas-based homebuilding operations, Wilshire Homes, for $23 million. These transactions will result in a net cost to the Company for Fortress of approximately $27.7 million.

(10)  Supplemental Financial Information

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

                     Consolidating Condensed Balance Sheet
                                 May 31, 2002
                                  (Unaudited)

                                                   Lennar         Guarantor      Non-Guarantor
(In thousands)                                   Corporation     Subsidiaries     Subsidiaries     Eliminations    Total
----------------------------------------------------------------------------------------------------------------------------
ASSETS
Homebuilding:
   Cash and receivables, net                  $      390,348        122,361               10                -        512,719
   Inventories                                             -      2,795,770            6,490                -      2,802,260
   Investments in unconsolidated
     partnerships                                          -        324,510                -                -        324,510
   Other assets                                       85,528        177,305                -                -        262,833
   Investments in subsidiaries                     2,245,741        227,657                -       (2,473,398)             -
----------------------------------------------------------------------------------------------------------------------------
                                                   2,721,617      3,647,603            6,500       (2,473,398)     3,902,322
Financial services                                         -         28,441          625,527                -        653,968
----------------------------------------------------------------------------------------------------------------------------
      Total assets                            $    2,721,617      3,676,044          632,027       (2,473,398)     4,556,290
============================================================================================================================

LIABILITIES AND
   STOCKHOLDERS' EQUITY
Homebuilding:
   Accounts payable and other
     liabilities                              $      239,481        441,031                -                -        680,512
   Senior notes and other debts
     payable, net                                  1,470,955         31,763                -                -      1,502,718
   Intercompany                                     (852,013)       948,088          (96,075)               -              -
----------------------------------------------------------------------------------------------------------------------------
                                                     858,423      1,420,882          (96,075)               -      2,183,230
Financial services                                         -          9,421          500,445                -        509,866
----------------------------------------------------------------------------------------------------------------------------
       Total liabilities                             858,423      1,430,303          404,370                -      2,693,096

Stockholders' equity                               1,863,194      2,245,741          227,657       (2,473,398)     1,863,194
----------------------------------------------------------------------------------------------------------------------------
       Total liabilities and stockholders'
             equity                           $    2,721,617      3,676,044          632,027       (2,473,398)     4,556,290
============================================================================================================================

                     Consolidating Condensed Balance Sheet
                               November 30, 2001

                                                   Lennar          Guarantor     Non-Guarantor
(In thousands)                                  Corporation      Subsidiaries     Subsidiaries     Eliminations     Total
----------------------------------------------------------------------------------------------------------------------------
ASSETS
Homebuilding:
   Cash and receivables, net                  $     710,748           137,610               -                -       848,358
   Inventories                                            -         2,410,117           6,424                -     2,416,541
   Investments in unconsolidated
     partnerships                                         -           300,064               -                -       300,064
   Other assets                                      83,983           169,950               -                -       253,933
   Investments in subsidiaries                    1,955,678           197,821               -       (2,153,499)            -
----------------------------------------------------------------------------------------------------------------------------
                                                  2,750,409         3,215,562           6,424       (2,153,499)    3,818,896
Financial services                                        -            24,762         870,768                -       895,530
----------------------------------------------------------------------------------------------------------------------------
     Total assets                             $   2,750,409         3,240,324         877,192       (2,153,499)    4,714,426
============================================================================================================================

LIABILITIES AND
   STOCKHOLDERS' EQUITY
Homebuilding:
   Accounts payable and other
     liabilities                              $     295,188           460,320             218                -       755,726
   Senior notes and other debts
     payable, net                                 1,460,610            44,645               -                -     1,505,255
   Intercompany                                    (664,651)          773,091        (108,440)               -             -
----------------------------------------------------------------------------------------------------------------------------
                                                  1,091,147         1,278,056        (108,222)               -     2,260,981
Financial services                                        -             6,590         787,593                -       794,183
----------------------------------------------------------------------------------------------------------------------------
     Total liabilities                            1,091,147         1,284,646         679,371                -     3,055,164

Stockholders' equity                              1,659,262         1,955,678         197,821       (2,153,499)    1,659,262
----------------------------------------------------------------------------------------------------------------------------
     Total liabilities and stockholders'
        equity                                $   2,750,409         3,240,324         877,192       (2,153,499)    4,714,426
----------------------------------------------------------------------------------------------------------------------------

          ---------------------------------------------

                 Consolidating Condensed Statement of Earnings
                        Three Months Ended May 31, 2002
                                  (Unaudited)

                                                Lennar         Guarantor      Non-Guarantor
(In thousands)                               Corporation     Subsidiaries     Subsidiaries     Eliminations         Total
------------------------------------------------------------------------------------------------------------------------------
Revenues:
 Homebuilding                          $                -         1,461,804                -               -         1,461,804
 Financial services                                     -            13,283           96,530               -           109,813
------------------------------------------------------------------------------------------------------------------------------
   Total revenues                                       -         1,475,087           96,530               -         1,571,617
------------------------------------------------------------------------------------------------------------------------------
Costs and expenses:
 Homebuilding                                           -         1,267,775              137               -         1,267,912
 Financial services                                     -             9,750           73,352               -            83,102
 Corporate general and administrative              19,780                 -                -               -            19,780
 Interest                                               -            30,530                -               -            30,530
------------------------------------------------------------------------------------------------------------------------------
   Total costs and expenses                        19,780         1,308,055           73,489               -         1,401,324
------------------------------------------------------------------------------------------------------------------------------

Earnings (loss) before income taxes               (19,780)          167,032           23,041               -           170,293
Provision (benefit) for income taxes               (7,292)           63,055            8,523               -            64,286
Equity in earnings from subsidiaries              118,495            14,518                -        (133,013)                -
------------------------------------------------------------------------------------------------------------------------------
Net earnings                           $          106,007           118,495           14,518        (133,013)          106,007
==============================================================================================================================


                 Consolidating Condensed Statement of Earnings
                        Three Months Ended May 31, 2001
                                  (Unaudited)

                                                Lennar         Guarantor      Non-Guarantor
(In thousands)                               Corporation     Subsidiaries     Subsidiaries     Eliminations         Total
------------------------------------------------------------------------------------------------------------------------------
Revenues:
 Homebuilding                          $                -         1,273,347                2               -         1,273,349
 Financial services                                     -            14,176          104,008               -           118,184
------------------------------------------------------------------------------------------------------------------------------
   Total revenues                                       -         1,287,523          104,010               -         1,391,533
------------------------------------------------------------------------------------------------------------------------------
Costs and expenses:
 Homebuilding                                           -         1,101,389              129               -         1,101,518
 Financial services                                     -            15,443           69,086               -            84,529
 Corporate general and administrative              18,387                 -                -               -            18,387
 Interest                                               -            29,366                -               -            29,366
------------------------------------------------------------------------------------------------------------------------------
   Total costs and expenses                        18,387         1,146,198           69,215               -         1,233,800
------------------------------------------------------------------------------------------------------------------------------

Earnings (loss) before income taxes               (18,387)          141,325           34,795               -           157,733
Provision (benefit) for income taxes               (6,255)           54,411           12,571               -            60,727
Equity in earnings from subsidiaries              109,138            22,224                -        (131,362)                -
------------------------------------------------------------------------------------------------------------------------------
Net earnings                           $           97,006           109,138           22,224        (131,362)           97,006
==============================================================================================================================

          ---------------------------------------------

                 Consolidating Condensed Statement of Earnings
                         Six Months Ended May 31, 2002
                                  (Unaudited)

                                                Lennar         Guarantor      Non-Guarantor
(In thousands)                               Corporation     Subsidiaries     Subsidiaries     Eliminations         Total
------------------------------------------------------------------------------------------------------------------------------
Revenues:
 Homebuilding                               $           -         2,603,917                6               -         2,603,923
 Financial services                                     -            24,371          191,067               -           215,438
------------------------------------------------------------------------------------------------------------------------------
   Total revenues                                       -         2,628,288          191,073               -         2,819,361
------------------------------------------------------------------------------------------------------------------------------
Costs and expenses:
 Homebuilding                                           -         2,277,009              287               -         2,277,296
 Financial services                                     -            20,267          145,036               -           165,303
 Corporate general and administrative              36,404                 -                -               -            36,404
 Interest                                               -            54,578                -               -            54,578
------------------------------------------------------------------------------------------------------------------------------
   Total costs and expenses                        36,404         2,351,854          145,323               -         2,533,581
------------------------------------------------------------------------------------------------------------------------------

Earnings (loss) before income taxes               (36,404)          276,434           45,750               -           285,780
Provision (benefit) for income taxes              (13,554)          104,354           17,082               -           107,882
Equity in earnings from subsidiaries              200,748            28,668                -        (229,416)                -
------------------------------------------------------------------------------------------------------------------------------
Net earnings                                $     177,898           200,748           28,668        (229,416)          177,898
------------------------------------------------------------------------------------------------------------------------------


                 Consolidating Condensed Statement of Earnings
                         Six Months Ended May 31, 2001
                                  (Unaudited)

                                                Lennar         Guarantor      Non-Guarantor
(In thousands)                               Corporation     Subsidiaries     Subsidiaries     Eliminations      Total
------------------------------------------------------------------------------------------------------------------------------
Revenues:
 Homebuilding                               $           -         2,295,163                4               -         2,295,167
 Financial services                                     -            25,073          175,335               -           200,408
------------------------------------------------------------------------------------------------------------------------------
   Total revenues                                       -         2,320,236          175,339               -         2,495,575
------------------------------------------------------------------------------------------------------------------------------
Costs and expenses:
 Homebuilding                                           -         2,007,442              256               -         2,007,698
 Financial services                                     -            31,263          128,232               -           159,495
 Corporate general and administrative              34,175                 -                -               -            34,175
 Interest                                               -            53,114                -               -            53,114
------------------------------------------------------------------------------------------------------------------------------
   Total costs and expenses                        34,175         2,091,819          128,488               -         2,254,482
------------------------------------------------------------------------------------------------------------------------------

Earnings (loss) before income taxes               (34,175)          228,417           46,851               -           241,093
Provision (benefit) for income taxes              (12,411)           87,941           17,291               -            92,821
Equity in earnings from subsidiaries              170,036            29,560                -        (199,596)                -
------------------------------------------------------------------------------------------------------------------------------
Net earnings                                $     148,272           170,036           29,560        (199,596)          148,272
------------------------------------------------------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Some of the statements contained in the following Management's Discussion and Analysis of Financial Condition and Results of Operations are "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. By their nature, forward-looking statements involve risks, uncertainties and other factors that may cause actual results to differ materially from those which the statements anticipate. Factors which may affect our results include, but are not limited to, changes in general economic conditions, the market for homes generally and in areas where we have developments, the availability and cost of land suitable for residential development, materials prices, labor costs, interest rates, consumer confidence, competition, terrorist acts or other acts of war, environmental factors and government regulations affecting our operations. See our Annual Report on Form 10-K for the year ended November 30, 2001 for a further discussion of these and other risks and uncertainties applicable to our business.

(1) Results of Operations

Overview
Net earnings were $106.0 million, or $1.51 per share diluted ($1.66 per share basic), in the second quarter of 2002, compared to $97.0 million, or $1.40 per share diluted ($1.55 per share basic), in the second quarter of 2001. For the six months ended May 31, 2002, net earnings were $177.9 million, or $2.54 per share diluted ($2.80 per share basic), compared to $148.3 million, or $2.15 per share diluted ($2.38 per share basic) in 2001.

Homebuilding
The following tables set forth selected financial and operational information related to our Homebuilding Division for the periods indicated (unaudited):

                                                      Three Months Ended                    Six Months Ended
      (Dollars in thousands, except                        May 31,                              May 31,
      average sales price)                    ---------------------------------     ---------------------------------
                                                     2002               2001               2002               2001
     ----------------------------------------------------------------------------------------------------------------
      Revenues:
      Sales of homes                          $       1,397,596       1,255,356            2,507,370        2,252,850
      Sales of land and other revenues                   57,513          15,559               83,645           35,802
      Equity in earnings from
         unconsolidated partnerships                      6,695           2,434               12,908            6,515
     ----------------------------------------------------------------------------------------------------------------
        Total revenues                                1,461,804       1,273,349            2,603,923        2,295,167

      Costs and expenses:
      Cost of homes sold                              1,062,109         956,047            1,915,505        1,731,348
      Cost of land and other expenses                    48,332          10,333               69,799           28,278
      Selling, general and administrative               157,471         135,138              291,992          248,072
     ----------------------------------------------------------------------------------------------------------------
         Total costs and expenses                     1,267,912       1,101,518            2,277,296        2,007,698
     ----------------------------------------------------------------------------------------------------------------

      Operating earnings                      $         193,892         171,831              326,627          287,469
     ================================================================================================================
      Gross margin on home sales                           24.0%           23.8%                23.6%            23.1%
      S,G&A expenses as a % of
          revenues from home sales                         11.3%           10.8%                11.6%            11.0%
                                              -----------------------------------------------------------------------
      Operating margin as a % of
          revenues from home sales                         12.7%           13.1%                12.0%            12.1%
                                              -----------------------------------------------------------------------
      Average sales price                     $         237,000         235,000              235,000          234,000
     ================================================================================================================

     Summary of Home and Backlog Data By Region
     (Dollars in thousands)                                                                               At or for the Six
                                                                   Three Months Ended                       Months Ended
                                                                        May 31,                                May 31,
                                                               --------------------------           --------------------------
     Deliveries                                                    2002           2001                   2002           2001
     -------------------------------------------------------------------------------------------------------------------------
     East                                                           1,979        1,839                    3,519          3,198
     Central                                                        1,757        1,531                    3,245          2,745
     West                                                           2,163        1,983                    3,926          3,667
     -------------------------------------------------------------------------------------------------------------------------
       Subtotal                                                     5,899        5,353                   10,690          9,610

     Unconsolidated partnerships                                      117          265                      236            521
     -------------------------------------------------------------------------------------------------------------------------
       Total                                                        6,016        5,618                   10,926         10,131
     =========================================================================================================================

     New Orders
     -------------------------------------------------------------------------------------------------------------------------
     East                                                           2,911        2,409                    5,046          4,385
     Central                                                        1,973        2,033                    3,632          3,760
     West                                                           2,947        2,437                    5,234          4,539
     -------------------------------------------------------------------------------------------------------------------------
       Subtotal                                                     7,831        6,879                   13,912         12,684

     Unconsolidated partnerships                                      231          351                      353            629
     -------------------------------------------------------------------------------------------------------------------------
       Total                                                        8,062        7,230                   14,265         13,313
     =========================================================================================================================

     Backlog - Homes
     -------------------------------------------------------------------------------------------------------------------------
     East                                                                                                 5,027          3,955
     Central                                                                                              2,336          2,647
     West                                                                                                 4,355          4,323
     -------------------------------------------------------------------------------------------------------------------------
       Subtotal                                                                                          11,718         10,925

     Unconsolidated partnerships                                                                            393            620
     -------------------------------------------------------------------------------------------------------------------------
       Total                                                                                             12,111         11,545
     =========================================================================================================================
     Backlog Dollar Value

     (including unconsolidated partnerships)                                                        $ 3,065,373      2,769,624
     =========================================================================================================================

Our market regions consist of the following states: East: Florida, Maryland, Virginia, New Jersey, North Carolina and South Carolina. Central: Texas and Minnesota. West: California, Colorado, Arizona and Nevada. In addition, we have unconsolidated partnerships in other states.

Revenues from sales of homes increased 11% in both the three and six months ended May 31, 2002, compared to the same periods in 2001. Revenues were higher due primarily to a 10% and 11% increase in the number of new home deliveries for the three and six months ended May 31, 2002, respectively, compared to the same periods in 2001. New home deliveries were higher primarily due to increases in home deliveries in Texas and Arizona, and our entry into the Carolinas this year.

Gross margin percentages on home sales were 24.0% and 23.6% in the three and six months ended May 31, 2002, compared to 23.8% and 23.1%, respectively, in the same periods last year. Margins were strongest in the East Region and softer in the Central Region, primarily due to the continued use of incentives in the Texas market.

Selling, general and administrative expenses as a percentage of revenues from home sales were 11.3% and 11.6% in the three and six months ended May 31, 2002, respectively, compared to 10.8% and 11.0% in the same periods last year. The increases in 2002 were primarily due to an increase in insurance costs and real estate broker commissions, compared to the same periods last year.

Sales of land and other revenues, net totaled $9.2 million and $13.8 million in the three and six months ended May 31, 2002, respectively, compared to $5.2 million and $7.5 million in the same periods in 2001. Equity in earnings from unconsolidated partnerships was $6.7 million and $12.9 million in the three and six months ended May 31, 2002, respectively, compared to $2.4 million and $6.5 million in the same periods last year. Margins achieved on land sales and equity in earnings from unconsolidated partnerships may vary significantly from period to period depending on the timing of land sales by us and our unconsolidated partnerships.

At May 31, 2002, our backlog of sales contracts was 12,111 homes ($3.1 billion), compared to 11,545 homes ($2.8 billion) at May 31, 2001. The higher backlog was primarily attributable to our recent acquisitions and growth in the number of active communities, which resulted in higher new orders in 2002 compared to 2001.


Financial Services
The following table presents selected financial data related to our Financial Services Division for the periods indicated (unaudited):

                                                                         Three Months Ended                  Six Months Ended
                                                                              May 31,                            May 31,
                                                                    ----------------------------          ----------------------
     (Dollars in thousands)                                                   2002        2001               2002        2001
     ---------------------------------------------------------------------------------------------------------------------------
     Revenues                                                        $       109,813     118,184             215,438     200,408
     Costs and expenses                                                       83,102      84,529             165,303     159,495
     ---------------------------------------------------------------------------------------------------------------------------
     Operating earnings                                              $        26,711      33,655              50,135      40,913
     ===========================================================================================================================
     Dollar value of mortgages originated                            $     1,269,627   1,343,905           2,420,084   2,242,140
     ---------------------------------------------------------------------------------------------------------------------------
     Number of mortgages originated                                            7,500       8,300              14,200      13,900
     ---------------------------------------------------------------------------------------------------------------------------
     Mortgage capture rate of Lennar homebuyers                                   80%         78%                 81%         78%
     ---------------------------------------------------------------------------------------------------------------------------
     Number of title transactions                                             47,000      46,000              94,000      78,000
     ===========================================================================================================================

Operating earnings from our Financial Services Division increased to $26.7 million and $50.1 million in the three and six months ended May 31, 2002, respectively, compared to $20.4 million and $27.6 million (excluding a $13 million gain on the sale of our mortgage servicing rights in 2001) in the same periods last year. The increase in both periods was a result of a higher capture rate of Lennar homebuyers and a higher profit per loan originated in 2002. The six month increase was also due to a higher volume of new home deliveries in 2002 compared to 2001.

Corporate General and Administrative
Corporate general and administrative expenses as a percentage of total revenues were 1.3% in both the three and six months ended May 31, 2002, compared to 1.3% and 1.4% in the three and six months ended May 31, 2001, respectively.

Interest
Interest expense totaled $30.5 million, or 1.9% of total revenues, and $54.6 million, or 1.9% of total revenues, in the three and six months ended May 31, 2002, respectively, compared to interest expense of $29.4 million, or 2.1% of total revenues, and $53.1 million, or 2.1% of total revenues, respectively, in the same periods last year. The weighted average interest rate for interest incurred was 7.8% in the six months ended May 31, 2002, compared to 8.0% last year. The average debt outstanding was $1.5 billion for both the six months ended May 31, 2002 and 2001.

(2) Liquidity and Financial Resources

In the six months ended May 31, 2002, $30.4 million of cash was provided by operating activities, compared to $286.5 million of cash used in operating activities in 2001. Cash generated in 2002 was primarily due to net earnings of $177.9 million and $253.4 million of cash received from the sale in 2002 of loans which we had originated near the end of fiscal 2001. Cash received from the sale of loans was used to pay down our financial services warehouse lines of credit. The generation of cash was offset primarily by $304.6 million of cash used to increase inventories due to a higher number of active communities as we continue to grow and $83.6 million used to reduce accounts payable and other liabilities.

Earnings before interest, income taxes, depreciation and amortization ("EBITDA") were $210.6 million and $360.4 million in the three and six months ended May 31, 2002, respectively, compared to $200.5 million and $318.2 million in the three and six months ended May 31, 2001, respectively.

Cash used in investing activities totaled $32.6 million in the six months ended May 31, 2002, compared to $10.2 million in the corresponding period in 2001. In the first six months of 2002, we used $21.3 million of cash for acquisitions.

The majority of our short-term financing needs are met with cash generated from operations and funds available under our senior secured credit facilities. In May 2002, we amended and restated our senior secured credit facilities (the "Amended Facilities"), to provide us with up to $1.3 billion of financing. The Amended Facilities consist of a $653 million revolving credit facility maturing in April 2006, a $273 million 364-day revolving credit facility maturing in April 2003 and a $400 million term loan B maturing in May 2007. We may elect to convert borrowings under the 364-day revolving credit facility to a term loan, which would mature in April 2006. At May 31, 2002, $393 million was outstanding under the term loan B and no amounts were borrowed under the revolving credit facilities. Interest rates are LIBOR-based and the margins are set by a pricing grid with thresholds that adjust based on changes in our leverage ratio and the Amended Facilities' credit rating. At May 31, 2002, we had letters of credit outstanding in the amount of $211.4 million, of which $161.0 million were collateralized against certain borrowings available under the Amended Facilities.

Our Financial Services Division finances its mortgage loan activities by pledging them as collateral for borrowings under a line of credit totaling $355 million. Borrowings under the financial services line of credit were $339.3 million at May 31, 2002.

In the normal course of business, we enter into partnerships that acquire and develop land for our homebuilding operations or for sale to third parties. Through partnerships, we reduce and share our risk and the amount invested in land while increasing access to potential future homesites.

Partnerships are either consolidated with our operations or accounted for by the equity method of accounting. The selection between these two methods involves judgment as to the level of control we have over the partnerships. Controlling interest is determined based on a number of factors, which include our ownership interest and participation in the management of the partnership. Our investments in unconsolidated partnerships in which a significant, but less than controlling, interest is held are accounted for by the equity method of accounting. Many of the partnerships in which we invest are accounted for by the equity method of accounting. We do not include in our income our pro rata partnership earnings resulting from land sales to our homebuilding divisions. Instead, we account for those earnings as a reduction of our cost of purchasing the land from the partnerships, which increases our profit when title passes to a third party homebuyer. This in effect defers recognition of our share of the partnership earnings until we sell the land.

In some instances, we and/or our partners in unconsolidated partnerships have provided guarantees of partnership debt. At May 31, 2002, we had recourse guarantees of $55.6 million and limited maintenance guarantees of $169.4 million. When we provide guarantees, the partnership generally receives more favorable terms from its lenders. A limited maintenance guarantee only applies if the partnership defaults on its loan arrangements and the fair value of the collateral (generally land and improvements) is less than a specified percentage of the loan balance. If we were required to make a payment under one of these guarantees to bring the fair value of the collateral above the specified percentage of the loan balance, the payment constitutes a capital contribution or loan to the unconsolidated partnership and increases our share of any funds distributed by the partnership.

In June 2001, our Board of Directors increased our previously authorized stock repurchase program to permit future purchases of up to 10 million shares of our outstanding common stock. We may repurchase these shares in the open market from time-to-time. During the six months ended May 31, 2002, we did not repurchase any of our outstanding common stock.

We have shelf registration statements under the Securities Act of 1933, as amended, relating to up to $970 million of equity or debt securities which we may sell for cash and up to $400 million of equity or debt securities which we may issue in connection with acquisitions of companies or interests in them, businesses or assets. As of May 31, 2002, no securities had been issued under these registration statements.

Based on our current financial condition and financial market resources, management believes that our operations and capital resources will provide for our current and long-term capital requirements at our anticipated levels of growth.

Recent Development

In June 2002, we acquired a controlling interest in The Fortress Group, Inc. ("Fortress"), a regional homebuilder, and commenced a tender offer to acquire the remaining Fortress common stock that we do not own. In total, we will pay approximately $50.7 million in cash for Fortress, including the amount already paid for the preferred stock, common stock and warrants through which we acquired our controlling interest. Completion of the tender offer and the subsequent closing of the merger are expected to be finalized during July 2002. Concurrent with the acquisition, Fortress entered into a separate agreement to sell its Texas-based homebuilding operations, Wilshire Homes, for $23 million. These transactions will result in a net cost to us for Fortress of approximately $27.7 million.

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

Our Annual Report on Form 10-K for the year ended November 30, 2001 contains information about market risks under "Item 7A. Quantitative and Qualitative Disclosures About Market Risk." There have been no material changes in our market risks during the six months ended May 31, 2002.

Part II.   Other Information

Items 1-3.  Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders.

The following matter was resolved by vote at the April 2, 2002 annual meeting of stockholders of Lennar Corporation:

The following members of the Board of Directors were re-elected to hold office until 2005:

                                    Votes For          Votes Withheld
                                   -----------         --------------

Stuart A. Miller                   144,421,157           1,281,565
Steven J. Saiontz                  144,415,710           1,287,012
Robert J. Strudler                 144,919,093             783,629

Other directors whose terms of office continued after the meeting:

Irving Bolotin
Steven L. Gerard
Jonathan M. Jaffe
R. Kirk Landon
Sidney Lapidus
Leonard Miller
Herve Ripault
Donna E. Shalala

Item 5.   Not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits:  Not applicable.

          (b) Reports on Form 8-K: The Registrant filed a report on Form 8-K dated May 8, 2002. The report provided information relating to the Company's execution of a Memorandum of Understanding with Pacific Century Homes, Inc. relating to a proposed transaction in which the Company would acquire a portion of the homesites owned by Pacific Century Homes, Inc. and receive options to purchase the remainder of its homesites.

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



Date: July 15, 2002                      /s/ BRUCE E. GROSS
      -------------                      --------------------------
                                              Bruce E. Gross
                                            Vice President and
                                           Chief Financial Officer



Date:  July 15, 2002                     /s/ DIANE J. BESSETTE
       -------------                     --------------------------
                                              Diane J. Bessette
                                             Vice President and
                                                  Controller