Form 10-Q
period 2002-08-31
LENNAR CORP /NEW/
filed 2002-10-15
CIK 920760

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

For the quarterly period ended August 31, 2002
                               ---------------

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES X    NO ___
                                             ---

Common shares outstanding as of September 30, 2002:

         Common                                 55,165,332
                                                ----------
         Class B Common                          9,700,462
                                                ----------

================================================================================

  Part I.  Financial Information
  Item 1.  Financial Statements

                       Lennar Corporation and Subsidiaries
                      Consolidated Condensed Balance Sheets
                    (In thousands, except per share amounts)

                                                                                     (Unaudited)
                                                                                      August 31,      November 30,
                                                                                         2002            2001
--------------------------------------------------------------------------------------------------------------------
ASSETS
Homebuilding:
  Cash                                                                             $        58,363       824,013
  Receivables, net                                                                          87,465        24,345
  Inventories                                                                            3,576,443     2,416,541
  Investments in unconsolidated partnerships                                               353,708       300,064
  Other assets                                                                             332,644       253,933
                                                                                  ----------------------------------
                                                                                         4,408,623     3,818,896

Financial services                                                                         800,422       895,530
--------------------------------------------------------------------------------------------------------------------
              Total assets                                                         $     5,209,045     4,714,426
====================================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY
Homebuilding:
  Accounts payable and other liabilities                                           $       892,098       755,726
  Senior notes and other debts payable, net                                              1,643,008     1,505,255
                                                                                  ----------------------------------
                                                                                         2,535,106     2,260,981

Financial services                                                                         674,038       794,183
--------------------------------------------------------------------------------------------------------------------
              Total liabilities                                                          3,209,144     3,055,164

Stockholders' equity:
  Preferred stock                                                                                -             -
  Common stock of $0.10 par value per share,
      64,924 shares issued at August 31, 2002                                                6,492         6,412
  Class B common stock of $0.10 par value per share,
      9,700 shares issued at August 31, 2002                                                   970           974
  Additional paid-in capital                                                               870,134       843,924
  Retained earnings                                                                      1,314,732       996,998
  Unearned restricted stock                                                                 (8,114)      (10,833)
  Treasury stock, at cost; 9,848 common shares at August 31, 2002                         (158,992)     (158,927)
  Accumulated other comprehensive loss                                                     (25,321)      (19,286)
--------------------------------------------------------------------------------------------------------------------
              Total stockholders' equity                                                 1,999,901     1,659,262
--------------------------------------------------------------------------------------------------------------------
              Total liabilities and stockholders' equity                           $     5,209,045     4,714,426
====================================================================================================================

See accompanying notes to consolidated condensed financial statements.

                       Lennar Corporation and Subsidiaries
                  Consolidated Condensed Statements of Earnings
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                     Three Months Ended           Nine Months Ended
                                                         August 31,                   August 31,
                                                  ------------------------    -------------------------
                                                       2002         2001        2002            2001
-------------------------------------------------------------------------------------------------------
Revenues:
    Homebuilding                                  $ 1,745,347    1,466,792    4,349,270       3,761,959
    Financial services                                115,456      110,836      330,894         311,244
-------------------------------------------------------------------------------------------------------
       Total revenues                               1,860,803    1,577,628    4,680,164       4,073,203
-------------------------------------------------------------------------------------------------------
Costs and expenses:
    Homebuilding                                    1,487,676    1,267,745    3,764,972       3,275,443
    Financial services                                 85,382       86,169      250,685         245,664
    Corporate general and administrative               19,575       19,545       55,979          53,720
    Interest                                           39,706       30,681       94,284          83,795
-------------------------------------------------------------------------------------------------------
       Total costs and expenses                     1,632,339    1,404,140    4,165,920       3,658,622
-------------------------------------------------------------------------------------------------------
Earnings before income taxes                          228,464      173,488      514,244         414,581
Income taxes                                           86,245       66,793      194,127         159,614
-------------------------------------------------------------------------------------------------------
Net earnings                                      $   142,219      106,695      320,117         254,967
=======================================================================================================

Basic earnings per share                          $      2.22         1.69         5.03            4.07
=======================================================================================================
Diluted earnings per share                        $      2.01         1.53         4.55            3.68
=======================================================================================================

-------------------------------------------------------------------------------------------------------
Cash dividends per common share                   $    0.0125       0.0125       0.0375          0.0375
-------------------------------------------------------------------------------------------------------
Cash dividends per Class B common share           $   0.01125      0.01125      0.03375         0.03375
=======================================================================================================

See accompanying notes to consolidated condensed financial statements.

                       Lennar Corporation and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                                    Nine Months Ended
                                                                                        August 31,
                                                                                -------------------------
                                                                                  2002              2001
---------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net earnings                                                                 $ 320,117         254,967
   Adjustments to reconcile net earnings to net cash
      used in operating activities:
      Depreciation and amortization                                                32,211          35,867
      Amortization of discount on debt                                             18,889          14,123
      Tax benefit from exercise of stock options                                    9,550           8,600
      Equity in earnings from unconsolidated partnerships                         (17,083)         (8,843)
      Increase in deferred income taxes                                             6,079          40,901
      Changes in assets and liabilities, net of effect from acquisitions:
         Increase in receivables                                                  (96,359)        (86,137)
         Increase in inventories                                                 (627,574)       (411,912)
         (Increase) decrease in other assets                                        5,542          (7,320)
         Decrease in financial services loans held for sale or disposition        175,525          56,138
         Increase (decrease) in accounts payable and other liabilities                802        (112,677)
---------------------------------------------------------------------------------------------------------
         Net cash used in operating activities                                   (172,301)       (216,293)
---------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Net additions to operating properties and equipment                             (7,420)        (11,301)
   Increase in investments in unconsolidated partnerships, net                    (47,283)        (70,587)
   Decrease in financial services mortgage loans                                   12,092          12,090
   Decrease in financial services mortgage servicing rights                             -          10,812
   Purchases of investment securities                                             (25,924)        (11,124)
   Proceeds from investment securities                                             17,452          10,800
   Acquisitions, net of cash acquired                                            (390,393)              -
---------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                                   (441,476)        (59,310)
---------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Net borrowings under revolving credit facilities                                42,300               -
   Net repayments under financial services short-term debt                       (126,558)         (9,826)
   Net proceeds from issuance of 5.125% zero-coupon convertible
      senior subordinated notes                                                         -         224,250
   Proceeds from other borrowings                                                  20,075             110
   Principal payments on other borrowings                                         (91,699)        (25,542)
   Limited-purpose finance subsidiaries, net                                          126           1,962
   Common stock:
      Issuance, net                                                                17,048          18,933
      Dividends                                                                    (2,383)         (2,327)
---------------------------------------------------------------------------------------------------------
         Net cash provided by (used in) financing activities                     (141,091)        207,560
---------------------------------------------------------------------------------------------------------
Net decrease in cash                                                             (754,868)        (68,043)
Cash at beginning of period                                                       877,274         333,877
---------------------------------------------------------------------------------------------------------
Cash at end of period                                                           $ 122,406         265,834
=========================================================================================================

                       Lennar Corporation and Subsidiaries
          Consolidated Condensed Statements of Cash Flows -- Continued
                                   (Unaudited)
                                  (In thousands)

                                                                                               Nine Months Ended
                                                                                                   August 31,
                                                                                        ----------------------------------
                                                                                               2002              2001
--------------------------------------------------------------------------------------------------------------------------
Summary of cash:
   Homebuilding                                                                         $     58,363            208,570
   Financial services                                                                         64,043             57,264
--------------------------------------------------------------------------------------------------------------------------
                                                                                        $    122,406            265,834
--------------------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
   Cash paid for interest, net of amounts capitalized                                   $     13,836             21,114
   Cash paid for income taxes                                                           $    185,714            146,102

Supplemental disclosures of non-cash investing and financing activities:
   Purchases of inventory financed by sellers                                           $      9,820             19,480
==========================================================================================================================

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

The Company historically has experienced, and expects to continue to experience, variability in quarterly results. The consolidated condensed statements of earnings for the three and nine months ended August 31, 2002 are not necessarily indicative of the results to be expected for the full year.

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

(3)      Acquisitions

During 2002, the Company acquired eight regional homebuilders which marked the Company's entry into Chicago, Baltimore and the Carolinas and expanded the Company's presence in several other states. In connection with these acquisitions, total consideration, including debt of acquired companies, totaled approximately $575 million. The results of operations of the acquired homebuilders are included in the Company's results of operations since their respective acquisition dates. The pro forma effect of these acquisitions on the results of operations was not presented as their effect is not considered material.

(4)      Earnings Per Share

Basic earnings per share is computed by dividing net earnings attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Basic and diluted earnings per share were calculated as follows (unaudited):

                                                             Three Months Ended              Nine Months Ended
                                                                August 31,                       August 31,
                                                        ----------------------------    -------------------------
    (In thousands, except per share amounts)               2002              2001           2002          2001
    -------------------------------------------------------------------------------------------------------------
    Numerator:
    Numerator for basic earnings per share -
       net earnings                                     $  142,219           106,695      320,117       254,967
    Interest on zero-coupon senior convertible
      debentures due 2018, net of tax                        1,610             1,529        4,787         4,545
    -------------------------------------------------------------------------------------------------------------
    Numerator for diluted earnings per share            $  143,829           108,224      324,904       259,512
    =============================================================================================================

    Denominator:
    Denominator for basic earnings per share -
       weighted average shares                              63,992            63,025       63,673        62,607
    Effect of dilutive securities:
       Employee stock options and restricted stock           1,447             1,695        1,580         1,803
       Zero-coupon senior convertible debentures
          due 2018                                           6,105             6,105        6,105         6,105
    -------------------------------------------------------------------------------------------------------------
    Denominator for diluted earnings per share -
       adjusted weighted average shares and
       assumed conversions                                  71,544            70,825       71,358        70,515
    =============================================================================================================

    Basic earnings per share                            $     2.22              1.69         5.03          4.07
    =============================================================================================================

    Diluted earnings per share                          $     2.01              1.53         4.55          3.68
    =============================================================================================================

In the second quarter of 2001, the Company issued zero-coupon convertible senior subordinated notes due 2021 (the "Notes"). The Notes are convertible into the Company's common stock if the sale price of the Company's common stock exceeds certain thresholds or in other specified instances, at the rate of approximately
6.4 shares per $1,000 face amount at maturity, which would total approximately 4 million shares. These shares were not included in the calculation of diluted earnings per share for the three and nine months ended August 31, 2002 and 2001 because the average closing price of the Company's common stock over the last twenty trading days of the third quarter did not exceed 110% ($67.32 per share at August 31, 2002) of the accreted conversion price.

(5) Financial Services

The assets and liabilities related to the Company's financial services operations are summarized as follows:

                                                                                  (Unaudited)
                                                                                   August 31,         November 30,
              (In thousands)                                                          2002                2001
              -----------------------------------------------------------------------------------------------------
              Assets:
              Cash and receivables, net                                         $    239,057             161,060
              Mortgage loans held for sale or disposition, net                       415,907             587,694
              Mortgage loans, net                                                     29,628              41,590
              Title plants                                                            15,586              15,530
              Goodwill, net                                                           30,236              25,158
              Other                                                                   59,684              51,352
              Limited-purpose finance subsidiaries                                    10,324              13,146
              -----------------------------------------------------------------------------------------------------
                                                                                $    800,422             895,530
              =====================================================================================================
              Liabilities:
              Notes and other debts payable                                     $    570,756             693,931
              Other                                                                   92,958              87,106
              Limited-purpose finance subsidiaries                                    10,324              13,146
              -----------------------------------------------------------------------------------------------------
                                                                                $    674,038             794,183
              =====================================================================================================

(6) Cash

Cash as of August 31, 2002 and November 30, 2001 included $59.9 million and $64.4 million, respectively, of cash held in escrow for approximately three days.

(7) Debt

In May 2002, the Company amended and restated its senior secured credit facilities (the "Amended Facilities"), to provide the Company with up to $1.3 billion of financing. The Amended Facilities consist of a $653 million revolving credit facility maturing in April 2006, a $273 million 364-day revolving credit facility maturing in April 2003 and a $393 million term loan B maturing in May 2007. The Company may elect to convert borrowings under the 364-day revolving credit facility to a term loan, which would mature in April 2006. At August 31, 2002, $392.0 million and $42.3 million were outstanding under the term loan B and the revolving credit facilities, respectively. Interest rates are LIBOR-based and the margins are set by a pricing grid with thresholds that adjust based on changes in the Company's leverage ratio and the Amended Facilities' credit rating.

(8)   Comprehensive Income

The Company has various interest rate swap agreements which effectively fix the variable interest rate on approximately $300 million of outstanding debt related to its homebuilding operations. The swap agreements have been designated as cash flow hedges and, accordingly, are reflected at their fair value in the consolidated condensed balance sheets. The related loss is deferred, net of tax, in stockholders' equity as accumulated other comprehensive loss.

Comprehensive income consists of net earnings adjusted for the change in accumulated other comprehensive loss in the consolidated condensed balance sheets. Comprehensive income was $314.1 million and $238.7 million for the nine months ended August 31, 2002 and 2001, respectively.

(9)   Deferred Compensation

In June 2002, the Company adopted the Lennar Corporation Nonqualified Deferred Compensation Plan (the "Plan") that allows a selected group of members of management to defer a portion of their salaries and bonuses and up to 100% of their restricted stock. All participant contributions to the Plan are vested. Salaries and bonuses that are deferred under the Plan are credited with earnings or losses based on investment decisions made by the participants.

Restricted stock is deferred under the Plan by surrendering the restricted stock in exchange for the right to receive in the future a number of shares equal to the number of restricted shares that are surrendered. The surrender is reflected as a reduction in stockholders' equity equal to the value of the restricted stock when it was issued, with an offsetting increase in stockholders' equity to reflect a deferral of the compensation expense related to the surrendered restricted stock. Changes in the value of the shares that will be issued in the future are not reflected in the financial statements.

By August 31, 2002, approximately 60,000 shares of restricted stock had been surrendered under the Plan, resulting in a reduction in stockholders' equity of $1.1 million fully offset by an increase in stockholders' equity to reflect the deferral of compensation in that amount. Shares that the Company is obligated to issue in the future under the Plan are treated as outstanding shares in both the Company's basic and diluted earnings per share calculations for the three and nine months ended August 31, 2002.

(10)  New Accounting Pronouncements

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

Pro forma net earnings for the three and nine months ended August 31, 2001 were $108.2 million, or $1.55 per diluted share ($1.72 per basic share), and $259.6 million, or $3.75 per diluted share ($4.15 per basic share), respectively, after adding back amortization of goodwill, net of tax, of $1.5 million and $4.6 million, respectively.

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

(11) Supplemental Financial Information

During May 2000, the Company issued $325 million of 9.95% senior notes due 2010. The Company's obligations to pay principal, premium, if any, and interest under the notes are guaranteed on a joint and several basis by substantially all of its subsidiaries, other than subsidiaries engaged in mortgage and title reinsurance activities. The guarantees are full and unconditional and the guarantor subsidiaries are 100% owned by Lennar Corporation. The Company has determined that separate, full financial statements of the guarantors would not be material to investors and, accordingly, supplemental financial information for the guarantors is presented.

                      Consolidating Condensed Balance Sheet
                                 August 31, 2002
                                   (Unaudited)

                                                  Lennar       Guarantor   Non-Guarantor
 (In thousands)                                Corporation   Subsidiaries   Subsidiaries  Eliminations          Total
-----------------------------------------------------------------------------------------------------------------------
 ASSETS
 Homebuilding:
   Cash and receivables, net                  $    (76,198)      222,026              -              -          145,828
   Inventories                                           -     3,569,922          6,521              -        3,576,443
   Investments in unconsolidated
      partnerships                                       -       353,708              -              -          353,708
   Other assets                                     75,037       257,607              -              -          332,644
   Investments in subsidiaries                   2,451,386       275,957              -     (2,727,343)               -
-----------------------------------------------------------------------------------------------------------------------
                                                 2,450,225     4,679,220          6,521     (2,727,343)       4,408,623
 Financial services                                      -        29,658        800,799        (30,035)         800,422
-----------------------------------------------------------------------------------------------------------------------
      Total assets                            $  2,450,225     4,708,878        807,320     (2,757,378)       5,209,045
=======================================================================================================================

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Homebuilding:

   Accounts payable and other liabilities     $    279,653       612,827             90           (472)         892,098
   Senior notes and other debts
      payable, net                               1,518,446       154,125              -        (29,563)       1,643,008
   Intercompany                                 (1,347,775)    1,483,362       (135,587)             -                -
-----------------------------------------------------------------------------------------------------------------------
                                                   450,324     2,250,314       (135,497)       (30,035)       2,535,106
 Financial services                                      -         7,178        666,860              -          674,038
------------------------------------------------------------------------------------------------------------------------
      Total liabilities                            450,324     2,257,492        531,363        (30,035)       3,209,144

 Stockholders' equity                            1,999,901     2,451,386        275,957     (2,727,343)       1,999,901
-----------------------------------------------------------------------------------------------------------------------
      Total liabilities and stockholders'
        equity                                $  2,450,225     4,708,878        807,320     (2,757,378)       5,209,045
=======================================================================================================================

                      Consolidating Condensed Balance Sheet
                                November 30, 2001

                                                 Lennar       Guarantor    Non-Guarantor
 (In thousands)                               Corporation    Subsidiaries   Subsidiaries   Eliminations       Total
-----------------------------------------------------------------------------------------------------------------------
 ASSETS
 Homebuilding:
   Cash and receivables, net                  $   710,748        137,610              -              -         848,358
   Inventories                                          -      2,410,117          6,424              -       2,416,541
   Investments in unconsolidated
     partnerships                                       -        300,064              -              -         300,064
   Other assets                                    83,983        169,950              -              -         253,933
   Investments in subsidiaries                  1,955,678        197,821              -     (2,153,499)              -
-----------------------------------------------------------------------------------------------------------------------
                                                2,750,409      3,215,562          6,424     (2,153,499)      3,818,896
 Financial services                                     -         24,762        870,768              -         895,530
----------------------------------------------------------------------------------------------------------------------
     Total assets                             $ 2,750,409      3,240,324        877,192     (2,153,499)      4,714,426
======================================================================================================================

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Homebuilding:
   Accounts payable and other liabilities     $   295,188        460,320            218              -         755,726
   Senior notes and other debts
     payable, net                               1,460,610         44,645              -              -       1,505,255
   Intercompany                                  (664,651)       773,091       (108,440)             -               -
----------------------------------------------------------------------------------------------------------------------
                                                1,091,147      1,278,056       (108,222)             -       2,260,981
 Financial services                                     -          6,590        787,593              -         794,183
----------------------------------------------------------------------------------------------------------------------
     Total liabilities                          1,091,147      1,284,646        679,371              -       3,055,164

  Stockholders' equity                          1,659,262      1,955,678        197,821     (2,153,499)      1,659,262
----------------------------------------------------------------------------------------------------------------------
     Total liabilities and stockholders'
       equity                                 $ 2,750,409      3,240,324        877,192     (2,153,499)      4,714,426
======================================================================================================================

                  Consolidating Condensed Statement of Earnings
                       Three Months Ended August 31, 2002
                                   (Unaudited)

                                                Lennar       Guarantor     Non-Guarantor
(In thousands)                                Corporation   Subsidiaries   Subsidiaries   Eliminations        Total
-----------------------------------------------------------------------------------------------------------------------
Revenues:
    Homebuilding                              $          -     1,745,347              -              -        1,745,347
    Financial services                                   -        14,764        101,750         (1,058)         115,456
-----------------------------------------------------------------------------------------------------------------------
       Total revenues                                    -     1,760,111        101,750         (1,058)       1,860,803
-----------------------------------------------------------------------------------------------------------------------
Costs and expenses:
    Homebuilding                                         -     1,487,539            137               -       1,487,676
    Financial services                                   -        13,999         71,383               -          85,382
    Corporate general and administrative            19,575             -              -               -          19,575
    Interest                                             -        40,764              -          (1,058)         39,706
-----------------------------------------------------------------------------------------------------------------------
       Total costs and expenses                     19,575     1,542,302         71,520          (1,058)      1,632,339
-----------------------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes                (19,575)      217,809         30,230               -         228,464
Provision (benefit) for income taxes                (7,458)       82,223         11,480               -          86,245
Equity in earnings from subsidiaries               154,336        18,750              -        (173,086)              -
-----------------------------------------------------------------------------------------------------------------------
Net earnings                                  $    142,219       154,336         18,750        (173,086)        142,219
=======================================================================================================================


                  Consolidating Condensed Statement of Earnings
                       Three Months Ended August 31, 2001
                                   (Unaudited)

                                                Lennar       Guarantor    Non-Guarantor
(In thousands)                                Corporation   Subsidiaries  Subsidiaries     Eliminations        Total
-----------------------------------------------------------------------------------------------------------------------
Revenues:
    Homebuilding                              $          -     1,466,792              -               -       1,466,792
    Financial services                                   -        15,868         94,968               -         110,836
-----------------------------------------------------------------------------------------------------------------------
       Total revenues                                    -     1,482,660         94,968               -       1,577,628
-----------------------------------------------------------------------------------------------------------------------
Costs and expenses:
    Homebuilding                                         -     1,267,629            116               -       1,267,745
    Financial services                                   -        15,864         70,305               -          86,169
    Corporate general and administrative            19,545             -              -               -          19,545
    Interest                                             -        30,681              -               -          30,681
-----------------------------------------------------------------------------------------------------------------------
       Total costs and expenses                     19,545     1,314,174         70,421               -       1,404,140
-----------------------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes                (19,545)      168,486         24,547               -         173,488
Provision (benefit) for income taxes                (8,086)       64,866         10,013               -          66,793
Equity in earnings from subsidiaries               118,154        14,534              -        (132,688)              -
-----------------------------------------------------------------------------------------------------------------------
Net earnings                                  $    106,695       118,154         14,534        (132,688)        106,695
=======================================================================================================================

                  Consolidating Condensed Statement of Earnings
                        Nine Months Ended August 31, 2002
                                   (Unaudited)

                                                 Lennar       Guarantor    Non-Guarantor
(In thousands)                                Corporation    Subsidiaries   Subsidiaries   Eliminations      Total
--------------------------------------------------------------------------------------------------------------------
Revenues:
    Homebuilding                              $          -      4,349,264              6              -    4,349,270
    Financial services                                   -         39,135        292,817         (1,058)     330,894
--------------------------------------------------------------------------------------------------------------------
       Total revenues                                    -      4,388,399        292,823         (1,058)   4,680,164
--------------------------------------------------------------------------------------------------------------------
Costs and expenses:
    Homebuilding                                         -      3,764,548            424              -    3,764,972
    Financial services                                   -         34,266        216,419              -      250,685
    Corporate general and administrative            55,979              -              -              -       55,979
    Interest                                             -         95,342              -         (1,058)      94,284
--------------------------------------------------------------------------------------------------------------------
       Total costs and expenses                     55,979      3,894,156        216,843         (1,058)   4,165,920
--------------------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes                (55,979)       494,243         75,980              -      514,244
Provision (benefit) for income taxes               (21,012)       186,577         28,562              -      194,127
Equity in earnings from subsidiaries               355,084         47,418              -       (402,502)           -
--------------------------------------------------------------------------------------------------------------------
Net earnings                                  $    320,117        355,084         47,418       (402,502)     320,117
====================================================================================================================


                  Consolidating Condensed Statement of Earnings
                        Nine Months Ended August 31, 2001
                                   (Unaudited)

                                                 Lennar       Guarantor    Non-Guarantor
(In thousands)                                Corporation    Subsidiaries   Subsidiaries    Eliminations    Total
--------------------------------------------------------------------------------------------------------------------
Revenues:
    Homebuilding                              $          -      3,761,955              4              -    3,761,959
    Financial services                                   -         40,941        270,303              -      311,244
--------------------------------------------------------------------------------------------------------------------
       Total revenues                                    -      3,802,896        270,307              -    4,073,203
--------------------------------------------------------------------------------------------------------------------
Costs and expenses:
    Homebuilding                                         -      3,275,071            372              -    3,275,443
    Financial services                                   -         47,127        198,537              -      245,664
    Corporate general and administrative            53,720              -              -              -       53,720
    Interest                                             -         83,795              -              -       83,795
--------------------------------------------------------------------------------------------------------------------
       Total costs and expenses                     53,720      3,405,993        198,909              -    3,658,622
--------------------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes                (53,720)       396,903         71,398              -      414,581
Provision (benefit) for income taxes               (20,497)       152,807         27,304              -      159,614
Equity in earnings from subsidiaries               288,190         44,094              -       (332,284)           -
--------------------------------------------------------------------------------------------------------------------
Net earnings                                  $    254,967        288,190         44,094       (332,284)     254,967
====================================================================================================================

                 Consolidating Condensed Statement of Cash Flows
                        Nine Months Ended August 31, 2002
                                   (Unaudited)

                                                  Lennar            Guarantor      Non-Guarantor
(In thousands)                                  Corporation       Subsidiaries      Subsidiaries      Eliminations       Total
-------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net earnings (loss)                           $ 320,117           355,084            47,418          (402,502)       320,117
   Adjustments to reconcile net earnings
        to net cash provided by (used in)
        operating activities                      (312,434)         (642,277)           89,354           372,939       (492,418)
-------------------------------------------------------------------------------------------------------------------------------
   Net cash provided by (used in)
        operating activities                         7,683          (287,193)          136,772           (29,563)      (172,301)
-------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Increase in investments in
        unconsolidated partnerships, net                 -           (47,283)                -                 -        (47,283)
   Acquisitions, net of cash acquired                    -          (387,406)           (2,987)                -       (390,393)
   Other                                              (624)           (2,345)             (831)                -         (3,800)
-------------------------------------------------------------------------------------------------------------------------------
     Net cash used in investing activities            (624)         (437,034)           (3,818)                -       (441,476)
-------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Net borrowings (repayments)
        under revolving credit facilities and
        other borrowings                            39,300           (98,163)                -            29,563        (29,300)
   Net repayments under financial
        services debt                                    -                 -          (126,582)                -       (126,582)
   Limited-purpose finance
        subsidiaries, net                                -                 -               126                 -            126
   Common stock:
        Issuance, net                               17,048                 -                 -                 -         17,048
        Dividends                                   (2,383)                -                 -                 -         (2,383)
   Intercompany                                   (848,837)          844,526             4,311                 -              -
-------------------------------------------------------------------------------------------------------------------------------
   Net cash provided by (used in)
        financing activities                      (794,872)          746,363          (122,145)           29,563       (141,091)
-------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                   (787,813)           22,136            10,809                 -       (754,868)
Cash at beginning of period                        710,325           113,722            53,227                 -        877,274
-------------------------------------------------------------------------------------------------------------------------------
Cash at end of period                            $ (77,488)          135,858            64,036                 -        122,406
===============================================================================================================================

                 Consolidating Condensed Statement of Cash Flows
                        Nine Months Ended August 31, 2001
                                   (Unaudited)

                                                  Lennar       Guarantor     Non-Guarantor
(In thousands)                                 Corporation    Subsidiaries   Subsidiaries     Eliminations    Total
--------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net earnings (loss)                         $  254,967       288,190        44,094         (332,284)      254,967
   Adjustments to reconcile net earnings
     to net cash provided by (used in)
     operating activities                        (278,924)     (502,361)      (22,259)         332,284      (471,260)
--------------------------------------------------------------------------------------------------------------------
   Net cash provided by (used in)
     operating activities                         (23,957)     (214,171)       21,835                -      (216,293)
--------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   (Increase) decrease in investments in
     unconsolidated partnerships, net                   -       (70,606)           19                -       (70,587)
   Other                                                -        (5,782)       17,059                -        11,277
--------------------------------------------------------------------------------------------------------------------
   Net cash provided by (used in)
     investing activities                               -       (76,388)       17,078                -       (59,310)
--------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Net borrowings (repayments)
     under revolving credit facilities and
     other borrowings                             221,250       (21,843)            -                -       199,407
   Net repayments under financial
     services debt                                      -             -       (10,415)               -       (10,415)
   Limited-purpose finance
     subsidiaries, net                                  -             -         1,962                -         1,962
   Common stock:
     Issuance                                      18,933             -             -                -        18,933
     Dividends                                     (2,327)            -             -                -        (2,327)
   Intercompany                                  (301,007)      314,949       (13,942)               -             -
--------------------------------------------------------------------------------------------------------------------
   Net cash provided by (used in)
     financing activities                         (63,151)      293,106       (22,395)               -       207,560
--------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                   (87,108)        2,547        16,518                -       (68,043)
Cash at beginning of period                       205,783        88,221        39,873                -       333,877
--------------------------------------------------------------------------------------------------------------------
Cash at end of period                          $  118,675        90,768        56,391                -       265,834
====================================================================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Some of the statements contained in the following Management's Discussion and Analysis of Financial Condition and Results of Operations are "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. By their nature, forward-looking statements involve risks, uncertainties and other factors that may cause actual results to differ materially from those which the statements anticipate. Factors which may affect our results include, but are not limited to, changes in general economic conditions, the market for homes and prices for homes generally and in areas where we have developments, the availability and cost of land suitable for residential development, materials prices, labor costs, interest rates, consumer confidence or competition, as well as terrorist acts or other acts of war, environmental factors and government regulations affecting our operations. See our Annual Report on Form 10-K for the year ended November 30, 2001 for a further discussion of these and other risks and uncertainties applicable to our business.

(1) Results of Operations

Overview

Net earnings were $142.2 million, or $2.01 per share diluted ($2.22 per share basic), in the third quarter of 2002, compared to $106.7 million, or $1.53 per share diluted ($1.69 per share basic), in the third quarter of 2001. For the nine months ended August 31, 2002, net earnings were $320.1 million, or $4.55 per share diluted ($5.03 per share basic), compared to $255.0 million, or $3.68 per share diluted ($4.07 per share basic) in 2001.

Homebuilding

The following tables set forth selected financial and operational information related to our Homebuilding Division for the periods indicated (unaudited):

                                                 Three Months Ended             Nine Months Ended
                                                      August 31,                    August 31,
(Dollars in thousands, except               ---------------------------    ---------------------------
 average sales price)                           2002          2001              2002          2001
------------------------------------------------------------------------------------------------------
Revenues:

Sales of homes                             $  1,691,282     1,422,056        4,198,652       3,674,906
Sales of land and other revenues                 49,890        42,408          133,535          78,210
Equity in earnings from
   unconsolidated partnerships                    4,175         2,328           17,083           8,843
------------------------------------------------------------------------------------------------------

   Total revenues                             1,745,347     1,466,792        4,349,270       3,761,959

Costs and expenses:

Cost of homes sold                            1,276,772     1,082,643        3,192,277       2,813,991
Cost of land and other expenses                  31,567        38,196          101,366          66,474
Selling, general and administrative             179,337       146,906          471,329         394,978
------------------------------------------------------------------------------------------------------

   Total costs and expenses                   1,487,676     1,267,745        3,764,972       3,275,443
------------------------------------------------------------------------------------------------------

Operating earnings                         $    257,671       199,047          584,298         486,516
======================================================================================================
Gross margin on home sales                         24.5%         23.9%            24.0%           23.4%
S,G&A expenses as a % of
    revenues from home sales                       10.6%         10.3%            11.2%           10.7%
                                            ----------------------------------------------------------
Operating margin as a % of
    revenues from home sales                       13.9%         13.5%            12.7%           12.7%
                                            ----------------------------------------------------------
Average sales price                        $    242,000       232,000          237,000         233,000
======================================================================================================

Summary of Home and Backlog Data By Region
(Dollars in thousands)

                                                                      At or for the Nine
                                               Three Months Ended        Months Ended
                                                    August 31,            August 31,
                                               ------------------  ------------------------
    Deliveries                                 2002          2001       2002          2001
    ---------------------------------------------------------------------------------------
    East                                       2,289        2,046       5,808         5,244
    Central                                    1,978        1,969       5,223         4,714
    West                                       2,726        2,119       6,652         5,786
    ---------------------------------------------------------------------------------------
      Subtotal                                 6,993        6,134      17,683        15,744

    Unconsolidated partnerships                  134          154         370           675
    ---------------------------------------------------------------------------------------
      Total                                    7,127        6,288      18,053        16,419
    =======================================================================================

    New Orders
    ---------------------------------------------------------------------------------------
    East                                       2,573        2,128       7,619         6,513
    Central                                    1,828        1,562       5,460         5,322
    West                                       2,975        2,059       8,209         6,598
    ---------------------------------------------------------------------------------------
      Subtotal                                 7,376        5,749      21,288        18,433

    Unconsolidated partnerships                  201          113         554           742
    ---------------------------------------------------------------------------------------
      Total                                    7,577        5,862      21,842        19,175
    =======================================================================================

    Backlog - Homes
    ---------------------------------------------------------------------------------------
    East                                                                5,447         4,037
    Central                                                             3,008         2,535
    West                                                                5,913         4,263
    ---------------------------------------------------------------------------------------
      Subtotal                                                         14,368        10,835

    Unconsolidated partnerships                                           460           284
    ---------------------------------------------------------------------------------------
      Total                                                            14,828        11,119
    =======================================================================================
    Backlog Dollar Value

    (including unconsolidated partnerships)                       $ 3,910,682     2,701,382
    =======================================================================================

Our market regions consist of the following states: East: Florida, Maryland, Virginia, New Jersey, North Carolina and South Carolina. Central: Texas, Illinois and Minnesota. West: California, Colorado, Arizona and Nevada. In addition, we have unconsolidated partnerships in other states.

Revenues from sales of homes increased 19% and 14% in the three and nine months ended August 31, 2002, respectively, compared to the same periods in 2001. Revenues were higher due primarily to a 14% and 12% increase in the number of new home deliveries and a 4% and 2% increase in the average sales price for the three and nine months ended August 31, 2002, respectively, compared to the same periods in 2001. New home deliveries were higher primarily due to a strong homebuilding market, combined with our homebuilding acquisitions this year.

Gross margin percentages on home sales were 24.5% and 24.0% in the three and nine months ended August 31, 2002, respectively, compared to 23.9% and 23.4% in the same periods last year. Margins increased primarily due to strength in the Florida and California markets, partially offset by the Texas market, which is continuing to offer additional sales incentives. Margins were negatively impacted 20 basis points for the three months ended August 31, 2002 due to purchase accounting associated with our recent homebuilding acquisitions.

Selling, general and administrative expenses as a percentage of revenues from home sales were 10.6% and 11.2% in the three and nine months ended August 31, 2002, respectively, compared to 10.3% and 10.7% in the same periods last year. The increases in 2002 were primarily due to an increase in insurance costs, compared to the same periods last year.

Sales of land and other revenues, net totaled $18.3 million and $32.2 million in the three and nine months ended August 31, 2002, respectively, compared to $4.2 million and $11.7 million in the same periods in 2001. Equity in earnings from unconsolidated partnerships was $4.2 million and $17.1 million in the three and nine months ended August 31, 2002, respectively, compared to $2.3 million and $8.8 million in the same periods last year. Margins achieved on land sales and equity in earnings from unconsolidated partnerships may vary significantly from period to period depending on the timing of land sales by us and our unconsolidated partnerships.

At August 31, 2002, our backlog of sales contracts was 14,828 homes ($3.9 billion), compared to 11,119 homes ($2.7 billion) at August 31, 2001. The higher backlog was primarily attributable to our recent homebuilding acquisitions and growth in the number of active communities, which resulted in higher new orders in 2002 compared to 2001.

Financial Services

The following table presents selected financial data related to our Financial Services Division for the periods indicated (unaudited):

                                                          Three Months Ended            Nine Months Ended
                                                              August 31,                    August 31,
                                                      -------------------------      -------------------------
        (Dollars in thousands)                              2002         2001             2002          2001
       -------------------------------------------------------------------------------------------------------
        Revenues                                      $    115,456      110,836          330,894       311,244
        Costs and expenses                                  85,382       86,169          250,685       245,664
       -------------------------------------------------------------------------------------------------------
        Operating earnings                            $     30,074       24,667           80,209        65,580
       =======================================================================================================
        Dollar value of mortgages originated          $  1,536,196    1,348,992        3,956,280     3,591,132
       -------------------------------------------------------------------------------------------------------
        Number of mortgages originated                       8,400        8,000           22,600        21,900
       -------------------------------------------------------------------------------------------------------
        Mortgage capture rate of Lennar
          homebuyers                                            80%          78%              80%           78%
       -------------------------------------------------------------------------------------------------------
        Number of title transactions                        46,000       47,000          140,000       125,000
       =======================================================================================================

Operating earnings from our Financial Services Division increased to $30.1 million and $80.2 million in the three and nine months ended August 31, 2002, respectively, compared to $24.7 million and $52.3 million (excluding a $13 million gain on the sale of mortgage servicing rights in 2001) in the same periods last year. The increase in both periods was a result of a higher volume of new home deliveries and a higher profit per loan originated in 2002. The three month increase was partially offset by a lower level of refinance transactions in our title operations in the third quarter of 2002, compared to 2001.

Corporate General and Administrative

Corporate general and administrative expenses as a percentage of total revenues were 1.1% and 1.2% in the three and nine months ended August 31, 2002, respectively, compared to 1.2% and 1.3% in the same periods last year.

Interest

Interest expense totaled $39.7 million, or 2.1% of total revenues, and $94.3 million, or 2.0% of total revenues, in the three and nine months ended August 31, 2002, respectively, compared to interest expense of $30.7 million, or 1.9% of total revenues, and $83.8 million, or 2.1% of total revenues, respectively, in the same periods last year. The weighted average interest rate for interest incurred was 7.7% in both the nine months ended August 31, 2002 and 2001. The average debt outstanding was $1.6 billion for the nine months ended August 31, 2002 compared to $1.5 billion in the same period last year.

(2) Liquidity and Financial Resources

In the nine months ended August 31, 2002, $172.3 million of cash was used in operating activities, compared to $216.3 million in 2001. Cash generated in 2002 was primarily due to net earnings of $320.1 million and $175.5 million of cash received from the sale in 2002 of loans which we had originated near the end of fiscal 2001. Cash received from the sale of loans was used to pay down our financial services warehouse lines of credit. The generation of cash was offset primarily by $627.6 million of cash used to increase inventories due to a higher number of active communities as we continue to grow and $96.4 million used to fund an increase in receivables in the nine months ended August 31, 2002.

Earnings before interest, income taxes, depreciation and amortization ("EBITDA") were $280.4 million and $640.7 million in the three and nine months ended August 31, 2002, respectively, compared to $216.1 million and $534.2 million in the same periods last year.

Cash used in investing activities totaled $441.5 million in the nine months ended August 31, 2002, compared to $59.3 million in the corresponding period in 2001. In the first nine months of 2002, we used $390.4 million of cash for acquisitions.

The majority of our short-term financing needs are met with cash generated from operations and funds available under our senior secured credit facilities. In May 2002, we amended and restated our senior secured credit facilities (the "Amended Facilities"), to provide us with up to $1.3 billion of financing. The Amended Facilities consist of a $653 million revolving credit facility maturing in April 2006, a $273 million 364-day revolving credit facility maturing in April 2003 and a $393 million term loan B maturing in May 2007. We may elect to convert borrowings under the 364-day revolving credit facility to a term loan, which would mature in April 2006. At August 31, 2002, $392.0 million and $42.3 million were outstanding under the term loan B and the revolving credit facilities, respectively. Interest rates are LIBOR-based and the margins are set by a pricing grid with thresholds that adjust based on changes in our leverage ratio and the Amended Facilities' credit rating. At August 31, 2002, we had letters of credit outstanding in the amount of $423.6 million, of which $288.8 million were collateralized against certain borrowings available under the Amended Facilities.

Our Financial Services Division finances its mortgage loan activities by pledging them as collateral for borrowings under a line of credit totaling $405 million. Borrowings under the financial services line of credit were $375.9 million at August 31, 2002.

In the normal course of business, we enter into partnerships that acquire and develop land for our homebuilding operations or for sale to third parties. Through these partnerships, we reduce and share our risk and the amount invested in land while increasing access to potential future homesites. Partnerships are either consolidated with our operations or accounted for by the equity method of accounting. The selection between these two methods involves judgment as to the level of control we have over the partnerships. Controlling interest is determined based on a number of factors, which include our ownership interest and participation in the management of the partnership. Our investments in unconsolidated partnerships in which a significant, but less than controlling, interest is held are accounted for by the equity method of accounting. Many of the partnerships in which we invest are accounted for by the equity method of accounting. We do not include in our income our pro rata partnership earnings resulting from land sales to our homebuilding divisions. Instead, we account for those earnings as a reduction of our cost of purchasing the land from the partnerships. This in effect defers recognition of our share of the partnership earnings until title passes to a third party homebuyer.

In some instances, we and/or our partners in unconsolidated partnerships have provided guarantees of partnership debt. At August 31, 2002, we had recourse guarantees of $52.7 million and limited maintenance guarantees of $138.9 million. When we provide guarantees, the partnership generally receives more favorable terms from its lenders. A limited maintenance guarantee only applies if the partnership defaults on its loan arrangements and the fair value of the collateral (generally land and improvements) is less than a specified percentage of the loan balance. If we were required to make a payment under one of these guarantees to bring the fair value of the collateral above the specified percentage of the loan balance, the payment constitutes a capital contribution or loan to the unconsolidated partnership and increases our share of any funds distributed by the partnership.

During 2002, we acquired eight regional homebuilders which marked our entry into Chicago, Baltimore and the Carolinas and expanded our presence in several other states. In connection with these acquisitions, total consideration, including debt of acquired companies, totaled approximately $575 million. The results of operations of the acquired homebuilders are included in our results of operations since their respective acquisition dates.

In June 2001, our Board of Directors increased our previously authorized stock repurchase program to permit future purchases of up to 10 million shares of our outstanding common stock. We may repurchase these shares in the open market from time-to-time. At August 31, 2002, no shares had been repurchased under this authorization. During the nine months ended August 31, 2002, our treasury stock increased by approximately 1,000 shares related to share reacquisitions at the time of vesting of restricted stock.

We have shelf registration statements under the Securities Act of 1933, as amended, relating to up to $970 million of equity or debt securities which we may sell for cash and up to $400 million of equity or debt securities which we may issue in connection with acquisitions of companies or interests in them, businesses or assets. As of August 31, 2002, no securities had been issued under these registration statements.

Although the homebuilding business historically has been cyclical, it has not undergone a down cycle in many years. This has led some people to assert that the prices of homes and the stocks of homebuilding companies are overvalued and will decline rapidly when the market for new homes begins to weaken. A decline in prices of stocks of homebuilding companies would make it more expensive, and could make it more difficult, for us to raise funds through stock issuances if we wanted to do so.

Even if there is a period when we are not able to raise funds through stock issuances, based on our financial condition and financial market resources, our management believes that our operations and access to financing will provide for our current and long-term requirements at our anticipated levels of growth.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Our Annual Report on Form 10-K for the year ended November 30, 2001 contains information about market risks under "Item 7A. Quantitative and Qualitative Disclosures About Market Risk." There have been no material changes in our market risks during the nine months ended August 31, 2002.

Item 4. Controls and Procedures

We have for many years had procedures in place for gathering the information that is needed to enable us to file required quarterly and annual reports with the Securities and Exchange Commission ("SEC"). However, because of additional disclosure requirements imposed by the SEC in August 2002, as required by the Sarbanes-Oxley Act of 2002, we formed a committee consisting of the people who are primarily responsible for preparation of those reports, including our general counsel and our principal accounting officer, to review and formalize our procedures, and to have ongoing responsibility for designing and implementing our disclosure controls and procedures (i.e., the controls and procedures by which we ensure that information we are required to disclose in the annual and quarterly reports we file with the SEC is processed, summarized and reported within the required time periods). On October 11, 2002, our chief executive officer and our chief financial officer met with that committee to evaluate the disclosure controls and procedures we had in place and the steps that are being taken to formalize those procedures and to introduce some additional steps to the information-gathering process. Based upon that evaluation, our chief executive officer and our chief financial officer concluded that, while the procedures we have had in place appear to have provided all the information we have needed to date, the committee should proceed to formalize and supplement our disclosure controls and procedures in order to ensure that all the information required to be disclosed in our reports is accumulated and communicated to the people responsible for preparing those reports, and to our principal executive and financial officers, at times and in a manner that will allow timely decisions regarding required disclosures.

We constantly review the internal controls we have in place to ensure that all transactions in which we are involved are properly recorded and to safeguard our assets. This includes reviews and evaluations by our accounting department, discussions with our outside auditors and discussions with members of our internal audit group. While we are constantly taking steps to improve our internal controls and to apply our internal controls to new types of transactions or situations in which we are involved, we have not since October 11, 2002 (the day on which our chief executive officer and chief financial officer met with the committee that has on-going responsibility for designing and implementing our disclosure controls and procedures), or at any other time within 90 days before the filing of this report, made any significant changes in our internal controls or in other factors that could significantly affect these controls, including taking any corrective actions with regard to significant deficiencies or material weaknesses. This has been confirmed by our chief executive officer and our chief financial officer.

Part II.   Other Information

Items 1-5.   Not applicable.

Item 6.      Exhibits and Reports on Form 8-K.

             (a)  Exhibits:

             10.    Lennar Corporation Nonqualified Deferred Compensation Plan

             99. Certification by Stuart A. Miller, President and Chief Executive Officer, and Bruce E. Gross, Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

             (b)  Reports on Form 8-K:

             We filed a current report on Form 8-K dated July 28, 2002, which provided information relating to the change of control of our Company resulting from the death of Leonard Miller.

             We filed a current report on Form 8-K dated August 13, 2002, which contained a Statement under Oath Regarding Facts and Circumstances Relating to Exchange Act Filings by each of our Chief Executive Officer and Chief Financial Officer, as contemplated by a Securities and Exchange Commission Order dated June 27, 2002. We also filed an amended current report on Form 8-K dated August 13, 2002, which corrected an error in those sworn statements.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     Lennar Corporation
                                             ----------------------------------
                                                        (Registrant)




Date: October 15, 2002                       /s/       Bruce E. Gross
      ----------------                       ----------------------------------
                                                        Bruce E. Gross
                                                      Vice President and
                                                    Chief Financial Officer




Date: October 15, 2002                       /s/      Diane J. Bessette
      ----------------                       ----------------------------------
                                                       Diane J. Bessette
                                                      Vice President and
                                                          Controller

                     Chief Executive Officer's Certification

I, Stuart A. Miller, certify that:

           1. I have reviewed this quarterly report on Form 10-Q of Lennar Corporation;

           2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

           3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

           4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-14) for the registrant and we have:

              a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the registrant's periodic reports are being prepared;

              b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              c. presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

           5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

              a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

           6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: October 15, 2002                      /s/ Stuart A. Miller
                                            ------------------------------------
                                            Name:  Stuart A. Miller
                                            Title: President and
                                                   Chief Executive Officer

                     Chief Financial Officer's Certification

I, Bruce E. Gross, certify that:

           1. I have reviewed this quarterly report on Form 10-Q of Lennar Corporation;

           2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

           3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

           4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-14) for the registrant and we have:

              a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the registrant's periodic reports are being prepared;

              b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              c. presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

           5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

              a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

           6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: October 15, 2002                       /s/ Bruce E. Gross
                                             -----------------------------------
                                             Name:  Bruce E. Gross
                                             Title: Vice President and
                                                    Chief Financial Officer

                                 Exhibit Index

  Ex#                         Exhibit Description

10.    Lennar Corporation Nonqualified Deferred Compensation Plan

99. Certification by Stuart A. Miller, President and Chief Executive Officer, and Bruce E. Gross, Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.