Form 10-K
period 2002-11-30
LENNAR CORP /NEW/
filed 2003-02-28
CIK 920760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2002

Commission file number 1-11749

LENNAR CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	95-4337490
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

700 Northwest 107th Avenue, Miami, Florida 33172

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (305) 559-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value 10¢	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☑  NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

As of January 31, 2003, registrant had outstanding 55,234,318 shares of common stock and 9,700,462 shares of Class B common stock (which can be converted into common stock). Of the total shares outstanding, 54,020,863 shares of common stock and 10,501 shares of Class B common stock, having a combined aggregate market value (assuming the Class B shares were converted) on that date of $2,910,129,265, were held by non-affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE:

Related Section	Documents
III	Definitive Proxy Statement to be filed pursuant to Regulation 14A on or before March 30, 2003.

PART I

Item 1.    Business.

General Development of Business

We are one of the nation’s largest homebuilders and a provider of financial services. Our homebuilding operations include the sale and construction of single-family attached and detached homes, as well as the purchase, development and sale of residential land directly and through our unconsolidated partnerships. Our financial services subsidiaries provide mortgage financing, title insurance, closing services and insurance agency services for both buyers of our homes and others, and sell the loans they originate in the secondary mortgage market. These subsidiaries also provide high-speed Internet access, cable television and alarm installation and monitoring services to residents of communities we develop and others.

The following is a summary of our growth history:

1954	—	We were founded as a Miami homebuilder.

1971	—	Completed initial public offering.

1972	—	Entered the Arizona homebuilding market.

1986	—	Acquired Development Corporation of America in Florida.

1991	—	Entered the Texas homebuilding market.

1995	—	Entered the California homebuilding market through the acquisition of Bramalea California, Inc.

1996	—

Expanded in California through our acquisition of Renaissance Homes, Inc., significantly expanded our operations in Texas with the acquisition of the assets and operations of Houston-based Village Builders and Friendswood Development Company and acquired Regency Title in Texas.

1997	—

Completed the spin-off of our commercial real estate investment business to LNR Property Corporation. We continued our expansion in California through homesite acquisitions and unconsolidated partnership investments. We also acquired Pacific Greystone Corporation which further expanded our operations in California and Arizona and brought us into the Nevada homebuilding market.

1998	—

Acquired the properties of two California homebuilders, ColRich Communities and Polygon Communities, acquired a Northern California homebuilder, Winncrest Homes, and acquired North American Title with operations in Arizona, California and Colorado.

1999	—	Acquired Southwest Land Title in Texas and Eagle Home Mortgage with operations in Nevada, Oregon and Washington.

2000	—

Acquired U.S. Home Corporation which expanded our operations in New Jersey, Maryland/Virginia, Minnesota, Ohio and Colorado and strengthened our position in other states, and acquired Texas Professional Title.

2002	—

Acquired Patriot Homes, Sunstar Communities, Don Galloway Homes, Genesee Company, Barry Andrews Homes, Cambridge Homes, Pacific Century Homes, Concord Homes and Summit Homes which expanded our operations into the Carolinas and the Chicago, Baltimore and Central Valley, California homebuilding markets and strengthened our position in several of our existing markets. We also acquired Sentinel Title in Maryland.

2003	—	Acquired Seppala Homes which expanded our operations in South Carolina.

Financial Information about Operating Segments

We have two operating segments—homebuilding and financial services. The financial information related to these operating segments is contained in Item 8.

Narrative Description of Business

HOMEBUILDING

Under the Lennar Family of Builders banner, we operate using the following brand names: Lennar Homes, U.S. Home, Greystone Homes, Village Builders, Renaissance Homes, Orrin Thompson Homes, Lundgren Bros., Winncrest Homes, Sunstar Communities, Don Galloway Homes, Patriot Homes, NuHome, Barry Andrews Homes, Concord Homes, Summit Homes, Cambridge Homes, Seppala Homes, Genesee and Rutenberg Homes. Our active adult communities are primarily marketed under the Heritage and Greenbriar brand names.

Through our own efforts and unconsolidated partnerships in which we have interests, we are involved in all phases of planning and building in our residential communities, including land acquisition, site planning, preparation and improvement of land, and design, construction and marketing of homes. We subcontract virtually all aspects of development and construction.

We primarily sell single-family attached and detached homes. The homes are targeted primarily to first-time, move-up and active adult homebuyers. The average sales price of a Lennar home was $245,000 in fiscal 2002.

Current Homebuilding Activities

	Homes Delivered in the Years Ended November 30,
Region	2002	2001	2000
East Region	8,842	7,734	6,155
Central Region	7,699	6,738	5,203
West Region	10,284	8,632	6,878

Subtotal	26,825	23,104	18,236
Unconsolidated partnerships	568	795	342

Total	27,393	23,899	18,578

At November 30, 2002, our market regions consisted of the following states: East: Florida, Maryland, Virginia, New Jersey, North Carolina and South Carolina. Central: Texas, Illinois and Minnesota. West: California, Colorado, Arizona and Nevada. In addition, we have interests in unconsolidated partnerships that sell homes in other states.

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

We view unconsolidated partnerships and similar entities as a means to both expand our market opportunities and manage our risk. For additional information about our unconsolidated partnerships, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

Property Acquisition

In our homebuilding operations, we generally acquire land for the development and construction of homes which we sell to homebuyers. We also sell land to third parties. Land acquisitions are subject to strict underwriting criteria and may be made directly or through partnerships with other entities. Through unconsolidated partnerships, we reduce our risk and also the amount invested in owned land and increase our access to other land. Partnerships also, in some instances, help us acquire land to which we could not obtain access, or could not obtain access on as favorable terms, without the participation of a strategic partner.

In some instances, we acquire land through option contracts, which enables us to defer acquiring portions of properties owned by third parties and unconsolidated partnerships. This reduces our financial risk associated with land holdings. Most of our land is not subject to mortgages; however, the majority of land acquired by partnerships is subject to purchase money mortgages. We generally do not acquire land for speculation. At November 30, 2002, we owned approximately 70,000 homesites and had access to an additional 88,000 homesites through options or unconsolidated partnerships.

Construction and Development

We supervise and control the development and building of our residential communities. We hire subcontractors for site improvements and virtually all of the work involved in the construction of homes. In almost all instances, the arrangements with our subcontractors commit the subcontractors to complete specified work in accordance with written price schedules. These price schedules normally change to meet changes in labor and material costs. We generally do not own heavy construction equipment and only have a relatively small labor force used to supervise development and construction and perform routine maintenance and minor amounts of other work. We generally finance construction and land development activities with cash generated from operations as well as from borrowings under our working capital lines and issuances of public debt.

Marketing

We offer a diversified line of homes for first-time, move-up and active adult homebuyers. With homes priced from under $100,000 to above one million dollars and available in a variety of environments ranging from urban infill communities to golf course communities, we are focused on providing homes for a wide spectrum of buyers. Our unique dual marketing strategies of Everything’s Included® and Design StudioSM provide customers with flexibility to choose how they would like to purchase their new home. In our Everything’s Included® homes, we make the homebuying experience simple by including desirable, top-of-the-line features as standard items. In our Design StudioSM homes, we provide an individualized homebuying experience and personalized design consultation in our design studios, offering a diverse selection of upgrades and options for a new home. We sell our homes primarily from models that we have designed and constructed.

We employ sales associates who are paid salaries, commissions or both to make on-site sales of homes. We also sell through independent brokers. We advertise our communities in newspapers and other local and regional publications, on billboards and through our web site, www.lennar.com. The website allows homebuyers to search for homes with specific design criteria in their price range and desired location. In addition, we advertise our active adult communities in areas where prospective active adult homebuyers live.

Our business is somewhat seasonal, with signings of new home sales contracts being strongest in the late winter and spring, resulting in the strongest home deliveries (and therefore, strongest home sales revenues) in the late summer and fall (our third and fourth fiscal quarters).

For a small percentage of our homebuyers (generally less than 5% of our deliveries), we have participated in charitable down-payment assistance programs. Through these programs, we make a donation to a non-profit organization that provides assistance to a homebuyer, who would not otherwise have sufficient funds for a down payment.

Quality Service

We strive to continually improve customer satisfaction by employing a process which is intended to provide a positive experience for each homeowner throughout the pre-sale, sale, building, closing and post-closing periods. The participation of sales associates, on-site construction supervisors and post-closing customer care associates, working in a team effort, is intended to foster our reputation for quality service and ultimately lead to enhanced customer retention and referrals.

The quality of our homes is affected substantially more by the efforts of on-site management and others engaged in the construction process than it is by the materials we use in particular homes or similar factors. Currently, all of our management team members’ bonus plans are aligned with achieving customer satisfaction.

Our “Heightened Awareness” program is a full-time focused initiative designed to objectively evaluate and measure the quality of construction in our communities. The purpose of this program is to ensure that the homes delivered to our customers meet our high standards. Our communities are inspected and reviewed on a periodic basis by one of our trained associates. This program is an example of our commitment to provide the finest homes to our customers. In addition to our “Heightened Awareness” program, we obtain independent surveys of selected customers through a third party consultant and use the survey results to further improve our standard of quality and customer satisfaction.

Competition

The housing industry is highly competitive. In our activities, we compete with numerous developers and builders of various sizes, both national and local, who are building homes in and near the areas where our communities are located. Competition is on the basis of location, design, quality, amenities, price, service and reputation. Sales of existing homes also provide competition. Some of our principal national competitors include Beazer Homes USA, Inc., Centex Corporation, D.R. Horton, Inc., Hovnanian Enterprises, Inc., KB Home, M.D.C. Holdings, Inc., NVR, Inc., Pulte Homes, Inc., Standard Pacific Corp., The Ryland Group, Inc. and Toll Brothers, Inc.

FINANCIAL SERVICES

Mortgage Financing

We provide conventional, FHA-insured and VA-guaranteed mortgage loans to our homebuyers and others through our financial services subsidiaries in Arizona, California, Colorado, Florida, Illinois, Maryland, Minnesota, Nevada, New Jersey, North Carolina, Ohio, Oregon, South Carolina, Texas, Utah, Virginia, and Washington. In 2002, our financial services subsidiaries provided loans to approximately 80% of our homebuyers who sought mortgage financing in areas where we offered services for the entire year. Because of the availability of mortgage loans from our financial services subsidiaries, as well as independent mortgage lenders, we believe access to financing has not been, and is not, a significant obstacle for most purchasers of our homes.

During 2002, we originated approximately 34,000 mortgage loans totaling $6.1 billion. We sell the loans we originate in the secondary mortgage market on a servicing released, non-recourse basis. We have a corporate risk management policy under which we hedge our interest rate risk on rate locked loan commitments and loans held for sale against exposure to interest rate fluctuations. We finance our mortgage loan activities with borrowings under our financial services subsidiaries’ warehouse lines of credit or from our general corporate funds.

Title Insurance, Closing Services and Insurance Agency Services

We provide title insurance and closing services to our homebuyers and others. We provided these services for approximately 205,000 real estate transactions during 2002 through our subsidiaries of North American Title Group. Closing services are provided by agency subsidiaries in Arizona, California, Colorado, District of Columbia, Florida, Maryland, and Texas. North American Title Insurance Corporation in Florida and Texas, and North American Title Insurance Company in Arizona, California and Colorado provide title insurance underwriting.

We provide insurance products through our insurance agency subsidiary, Universal American Insurance Agency, Inc., for our homebuyers and others in Arizona, California, Colorado, Florida and Texas. During 2002, we provided approximately 5,000 homeowner policies.

Strategic Technologies

Our subsidiary, Strategic Technologies, Inc., provides broadband services including high-speed Internet access, as well as alarm installation and monitoring services to residents of our communities and others. At November 30, 2002, we had approximately 4,000 broadband subscribers in California and approximately 13,000 alarm monitoring customers in Florida and California.

RELATIONSHIP WITH LNR PROPERTY CORPORATION

In connection with the 1997 transfer of our commercial real estate investment and management business to LNR Property Corporation (“LNR”), and the spin-off of LNR to our stockholders, we entered into an agreement which, among other things, prevented us from engaging until December 2002 in any of the businesses in which LNR was engaged, or anticipated becoming engaged, at the time of the spin-off, and prohibited LNR from engaging, at least until December 2002, in any of the businesses in which we were engaged, or anticipated becoming engaged, at the time of the spin-off (except in limited instances in which our then activities or anticipated activities overlap with LNR). We have no current intention to become involved in the types of activities in which LNR primarily engages (primarily related to commercial or multi-family residential real estate, commercial mortgage loans and investments in commercial mortgage backed securities). Further, the agreement delineating activities in which we could engage from those in which LNR could engage helped our two companies work cooperatively in partnerships (including Lennar Land Partners) and other joint endeavors. Because of this, our Board and LNR’s Board are considering our two companies entering into a new similar agreement.

We and LNR are separate publicly-traded companies and neither of us has any financial interest in the other except for partnerships in which we both have investments. Stuart Miller, our President and Chief Executive Officer, is the Chairman of the Board of Directors of LNR and is the sole director and officer of a family-owned corporation which owns stock that gives it voting control of both companies. An Independent Directors Committee approves any significant transactions between us and LNR or any of its subsidiaries.

For information about our partnerships with LNR, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

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

In recent years, several cities and counties in which we have developments have submitted to voters “slow growth” initiatives and other ballot measures which could impact the affordability and availability of homes and land within those localities. Although many of these initiatives have been defeated, we believe that if similar initiatives were approved, residential construction by us and others within certain cities or counties could be seriously impacted.

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

Our insurance subsidiaries must comply with applicable insurance laws and regulations. Our mortgage financing subsidiaries must comply with applicable real estate lending laws and regulations.

Our mortgage banking and insurance subsidiaries are licensed in the states in which they do business and must comply with laws and regulations in those states regarding mortgage banking and title insurance companies. These laws and regulations include provisions regarding capitalization, operating procedures, investments, lending and privacy disclosures, forms of policies and premiums.

We can be affected by government regulation that does not directly apply to us such as the possible curtailment of some activities of the Federal National Mortgage Association (Fannie Mae) or the Federal Home Loan Mortgage Corporation (Freddie Mac). Because these organizations provide significant liquidity to the secondary mortgage market, a serious curtailment of their activities could increase mortgage interest rates and therefore increase the effective cost of purchasing our homes.

CAUTIONARY STATEMENTS

Some of the statements in this Report are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. By their nature, forward-looking statements involve risks, uncertainties and other factors that may cause actual results to differ materially from those which the statements anticipate.

PARTICULAR FACTORS WHICH COULD AFFECT US

The following factors in particular could significantly affect our operations and financial results.

We are subject to the cyclical nature of the home sales market.

The residential homebuilding industry is cyclical and is highly sensitive to changes in general economic conditions, such as levels of employment, consumer confidence and income, availability of financing, interest rate levels and demand for housing. The resale market for used homes, including foreclosed homes, also affects the sale of new homes or cancellation of contracts in backlog.

Although the homebuilding business historically has been cyclical, it has not undergone a down cycle in a number of years. This has led some people to assert that the prices of homes and the stocks of homebuilding companies are overvalued and will decline when or if the market for new homes begins to weaken. A decline in prices of stocks of homebuilding companies could make it more difficult and more expensive for us to raise funds through stock issuances if we needed funds to meet our obligations or otherwise wanted to do so.

We could be affected by prices or shortages of materials or by weather conditions.

The residential homebuilding industry has, from time-to-time, experienced fluctuating lumber prices and supply, as well as shortages of other materials and labor, including insulation, drywall, concrete, carpenters, electricians and plumbers. Delays in construction of homes due to these factors or due to weather conditions could have an adverse effect upon our operations.

We are dependent on the availability of suitable land.

Our ability to build homes depends upon our being able to acquire at acceptable prices land that is suitable for residential development in the areas in which we want to build homes. Because of this, we maintain, directly or through partnerships or similar arrangements, a significant inventory of land, much of which is undeveloped or only partially developed.

We could be affected by government regulations.

All our businesses are subject to substantial government regulation. In particular, the homebuilding business is subject to government regulations relating to land use, water rights, construction materials, building design and minimum elevation of properties, as well as a variety of environmental matters. Changes in government regulations often increase the cost of building homes in areas in which we have communities and could prevent entirely the building of new homes in some areas.

We could be affected by inflation or deflation.

Inflation can increase the cost of building materials, land, labor and other construction related costs. Conversely, deflation can reduce the value of our land inventory and make it more difficult to recover the full cost of previously purchased land in home sale prices.

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

Our operating results vary from quarter to quarter.

We have historically experienced, and expect to continue to experience, variability in operating results on a quarterly basis. Factors which may contribute to this variability include, but are not limited to:

—	the timing of home deliveries and land sales;

—	the timing of receipt of regulatory approvals for the construction of homes;

—	the condition of the real estate market, prices for homes and general economic conditions;

—	the cyclical nature of the homebuilding and financial services industries;

—	prevailing interest rates and availability of mortgage financing;

—	the increase in the number of homes available for sale in the marketplace;

—	pricing policies of our competitors;

—	the timing of the opening of new residential communities;

—	weather conditions; and

—	the cost and availability of materials and labor.

Our historical financial performance is not necessarily a meaningful indicator of future results. We expect our financial results to continue to vary from quarter to quarter.

We could be hurt by loss of key personnel.

Our success depends to a significant degree on the efforts of our senior management. Our operations may be adversely affected if key members of senior management cease to be active in our Company. We have designed our compensation structure and employee benefit programs to encourage long-term employment by senior management.

We have a controlling stockholder.

We have two classes of stock: common stock, which is entitled to one vote per share; and Class B common stock, which is entitled to ten votes per share. Stuart Miller, our President and Chief Executive Officer, has voting control, through family owned entities, of Class B common stock that entitles the holders to approximately 64% of the combined votes that can be cast by the holders of our outstanding common stock and Class B common stock combined. That gives Mr. Miller the power to elect all our directors and to approve most matters that are presented to our stockholders, even if no other stockholders vote in favor of them. Mr. Miller’s voting control might discourage someone from making a significant equity investment in us, even if we needed the investment to meet our obligations and to operate our business.

EMPLOYEES

At November 30, 2002, we employed 9,419 individuals of whom 6,053 were involved in homebuilding operations and 3,366 were involved in financial services operations. We do not have collective bargaining agreements relating to any of our employees. However, some of the subcontractors we use have employees who are represented by labor unions.

Item 2.    Properties.

For information about properties we own for use in our homebuilding activities, see Item 1.

We lease and maintain our executive offices, financial services subsidiary headquarters, certain mortgage and title branches and Miami-Dade County, Florida homebuilding office in an office complex we built which is now owned by an independent third party. The leases for these offices expire through 2009. Our other homebuilding and financial services offices are located in the markets where we conduct business, generally in our communities or in leased space.

Item 3.    Legal Proceedings.

We are parties to various claims and lawsuits which arise in the ordinary course of business. Although the specific allegations in the lawsuits differ, most of them involve claims that we failed to construct buildings in particular communities in accordance with plans and specifications or applicable construction codes, and seek reimbursement for sums allegedly needed to remedy the alleged deficiencies, or assert contract issues or relate to personal injuries. Lawsuits of these types are common within the homebuilding industry. We do not believe that these claims or lawsuits will have a material effect on our business, financial position or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.    Market for the Registrant’s Common Stock and Related Security Holder Matters.

	Common Stock Prices New York Stock Exchange		Cash Dividends Per Share
	High/Low Price		Common Stock				Class B
Fiscal Quarter	2002	2001	2002		2001		2002		2001
First	$57.45-36.55	$40.75-31.81	1 1/4	¢	1 1/4	¢	1 1/8	¢	1 1/8	¢
Second	$60.24-50.67	$46.69-33.80	1 1/4	¢	1 1/4	¢	1 1/8	¢	1 1/8	¢
Third	$63.97-43.20	$49.88-35.02	1 1/4	¢	1 1/4	¢	1 1/8	¢	1 1/8	¢
Fourth	$59.90-49.25	$45.44-31.04	1 1/4	¢	1 1/4	¢	1 1/8	¢	1 1/8	¢

As of November 30, 2002, there were approximately 1,600 holders of record of our common stock.

The following table summarizes our equity compensation plans as of November 30, 2002:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)
Equity compensation plans approved by stockholders	2,413,674	$31.96	1,697,300
Equity compensation plans not approved by stockholders	—	—	—

Total	2,413,674	$31.96	1,697,300

Item 6.    Selected Financial Data.

	At or for the Years Ended November 30,
	2002	2001	2000	1999	1998
	(Dollars in thousands, except per share amounts)
Results of Operations:
Revenues:
Homebuilding	$6,835,583	5,603,947	4,390,034	2,849,207	2,204,428
Financial services	$484,219	425,354	316,934	269,307	212,437
Total revenues	$7,319,802	6,029,301	4,706,968	3,118,514	2,416,865
Operating earnings:
Homebuilding	$979,623	785,626	480,796	340,803	283,369
Financial services	$127,611	89,131	43,595	31,096	33,335
Corporate general and administrative expenses	$85,958	75,831	50,155	37,563	28,962
Earnings before provision for income taxes	$875,709	679,423	375,635	285,477	240,114
Net earnings	$545,129	417,845	229,137	172,714	144,068
Net earnings per share (diluted)	$7.72	6.01	3.64	2.74	2.49
Cash dividends per share—common stock	$.05	.05	.05	.05	.05
Cash dividends per share—Class B common stock	$.045	.045	.045	.045	.045
Financial Position:
Total assets	$5,755,633	4,714,426	3,777,914	2,057,647	1,917,834
Debt:
Homebuilding	$1,585,309	1,505,255	1,254,650	523,661	530,630
Financial services	$862,618	707,077	448,860	278,634	268,208
Stockholders’ equity	$2,229,157	1,659,262	1,228,580	881,499	715,665
Shares outstanding (000s)	64,914	64,015	62,731	57,917	58,151
Stockholders’ equity per share	$34.34	25.92	19.58	15.22	12.31
Delivery and Backlog Information (including unconsolidated partnerships):
Number of homes delivered	27,393	23,899	18,578	12,606	10,777
Backlog of home sales contracts	12,108	8,339	8,363	2,903	4,100
Dollar value of backlog	$3,200,000	1,982,000	2,072,000	662,000	840,000

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Some of the statements contained in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. By their nature, forward-looking statements involve risks, uncertainties and other factors that may cause actual results to differ materially from those which the statements anticipate. Factors which may affect our results include, but are not limited to, changes in general economic conditions, the market for homes and prices for homes generally and in areas where we have developments, the availability and cost of land suitable for residential development, materials prices, labor costs, interest rates, consumer confidence, competition, terrorist acts or other acts of war, environmental factors and government regulations affecting our operations.

RESULTS OF OPERATIONS

Overview

We achieved record revenues, profits and earnings per share in 2002. Our net earnings in 2002 were $545.1 million, or $7.72 per share diluted, compared to $417.8 million, or $6.01 per share diluted, in 2001. In 2002, we acquired nine homebuilders which strengthened our positions in several of our existing markets and provided us with attractive growth opportunities in new markets. The increase in net earnings was also attributable to strong homebuilding gross margins and increased operating earnings from our Financial Services Division. With $731 million of cash at year end, our net homebuilding debt (i.e., homebuilding debt less homebuilding cash) to total net capital (i.e., net capital is average net homebuilding debt and stockholders’ equity) ratio was 27.7% at November 30, 2002, compared to 29.1% last year. Additionally, we had zero outstanding under our $926 million revolving credit facilities at year end. Our record earnings combined with a strong balance sheet contributed to a return on net capital of approximately 22% in 2002, compared to approximately 20% in 2001.

Homebuilding

Our Homebuilding Division sells and constructs homes primarily for first-time, move-up and active adult homebuyers. We use a dual marketing strategy in which we sell homes under both our Everything’s Included® and Design StudioSM programs. Our land operations include the purchase, development and sale of land for our homebuilding activities, as well as the sale of land to third parties. In certain circumstances, we diversify our operations through strategic alliances and minimize our risk by forming partnerships with other entities. The following tables set forth selected financial and operational information for the years indicated. The results of operations of our acquisitions are included in the information since the respective dates of the acquisitions.

Selected Homebuilding Division Financial Data

	Years Ended November 30,
	2002	2001	2000
	(Dollars in thousands, except average sales price)
Revenues:
Sales of homes	$6,581,703	5,467,548	4,118,549
Sales of land and other revenues	211,229	109,348	258,145
Equity in earnings from unconsolidated partnerships	42,651	27,051	13,340

Total revenues	6,835,583	5,603,947	4,390,034
Costs and expenses:
Cost of homes sold	4,982,726	4,159,107	3,277,183
Cost of land and other expenses	167,333	86,010	220,948
Selling, general and administrative	705,901	573,204	411,107

Total costs and expenses	5,855,960	4,818,321	3,909,238

Operating earnings	$979,623	785,626	480,796

Gross margin on home sales	24.3%	23.9%	20.4%
SG&A expenses as a % of revenues from home sales	10.7%	10.5%	10.0%

Operating margin as a % of revenues from home sales	13.6%	13.4%	10.4%

Average sales price	$245,000	237,000	226,000

Summary of Home and Backlog Data By Region

	At or for the Years Ended November 30,
	2002	2001	2000
	(Dollars in thousands)
Deliveries
East	8,842	7,734	6,155
Central	7,699	6,738	5,203
West	10,284	8,632	6,878

Subtotal	26,825	23,104	18,236
Unconsolidated partnerships	568	795	342

Total	27,393	23,899	18,578

New Orders
East	9,674	8,058	5,676
Central	7,496	6,760	5,089
West	10,466	8,224	6,770

Subtotal	27,636	23,042	17,535
Unconsolidated partnerships	737	833	312

Total	28,373	23,875	17,847

Backlog—Homes
East	4,468	3,092	2,768
Central	2,657	1,949	1,632
West	4,538	3,043	3,451

Subtotal	11,663	8,084	7,851
Unconsolidated partnerships	445	255	512

Total	12,108	8,339	8,363

Backlog Dollar Value
(including unconsolidated partnerships)	$3,200,000	1,982,000	2,072,000

At November 30, 2002, our market regions consisted of the following states: East: Florida, Maryland, Virginia, New Jersey, North Carolina and South Carolina. Central: Texas, Illinois and Minnesota. West: California, Colorado, Arizona and Nevada. In addition, we have interests in unconsolidated partnerships that sell homes in other states.

During 2002, we acquired nine homebuilders, which expanded our operations into the Carolinas and the Chicago, Baltimore and Central Valley, California homebuilding markets and strengthened our positions in several of our existing markets. The results of operations of the acquired homebuilders are included in our results of operations since their respective acquisition dates. During the seven months of fiscal 2000, in which we owned U.S. Home and its subsidiaries, U.S. Home and its subsidiaries contributed 31% of our homebuilding revenues and 32% of our homebuilding expenses.

Revenues from sales of homes increased 20% in 2002 and 33% in 2001, compared to the previous years as a result of a 16% increase and a 27% increase in the number of home deliveries, and a 4% increase and a 5% increase in the average sales price in 2002 and 2001, respectively. 2002 new home deliveries were higher primarily due to a strong homebuilding market, combined with our acquisitions this year. 2001 new home deliveries were higher primarily due to the inclusion of a full year of U.S. Home’s homebuilding activity in 2001, compared to seven months inclusion in 2000. The average sales price of homes delivered increased in 2002 and 2001 primarily due to an increase in the average sales price in most of our existing markets, combined with changes in our product mix.

Gross margin percentages on home sales were 24.3%, 23.9% and 20.4% in 2002, 2001 and 2000, respectively. The increases in 2002 and 2001 were due to improved operational efficiencies and strength in the homebuilding markets in which we operate. The increase in 2002 was partially offset by softness in the Texas market.

Selling, general and administrative expenses as a percentage of revenues from home sales increased to 10.7% in 2002 compared to 10.5% and 10.0% in 2001 and 2000, respectively. The increase in 2002 was primarily due to an increase in insurance costs, compared to 2001. The increase in 2001 was primarily due to higher incentive-based personnel-related expenses, compared to 2000.

Sales of land and other revenues, net totaled $43.9 million in 2002, compared to $23.3 million in 2001 and $37.2 million in 2000. Equity in earnings from unconsolidated partnerships increased to $42.7 million in 2002, compared to $27.1 million in 2001 and $13.3 million in 2000. Margins achieved on sales of land and equity in earnings from unconsolidated partnerships may vary significantly from period to period depending on the timing of land sales by us and our unconsolidated partnerships.

New home orders increased 19% in 2002 and 34% in 2001, compared to previous years. The increase in 2002 was primarily due to our recent acquisitions and growth in the number of active communities. The increase in 2001 was due to the inclusion of a full year of U.S. Home’s homebuilding activity in 2001 whereas 2000 included only seven months of U.S. Home’s homebuilding activity. Due to the increase in new home orders and the acquired backlog from acquisitions, the backlog dollar value increased to $3.2 billion at November 30, 2002, compared to $2.0 billion at November 30, 2001.

Financial Services

Our Financial Services Division provides mortgage financing, title insurance, closing services and insurance agency services for both buyers of our homes and others and sells the loans it originates in the secondary mortgage market. The Division also provides high-speed Internet access, cable television and alarm installation and monitoring services to residents of our communities and others. The following table sets forth selected financial and operational information relating to our Financial Services Division. The results of operations of our acquisitions are included in the information since the respective dates of the acquisitions.

	Years Ended November 30,
	2002	2001	2000
	(Dollars in thousands)
Revenues	$484,219	425,354	316,934
Costs and expenses	356,608	336,223	273,339

Operating earnings	$127,611	89,131	43,595

Dollar value of mortgages originated	$6,132,000	5,226,000	3,240,000

Number of mortgages originated	34,100	30,600	20,800

Mortgage capture rate of Lennar homebuyers	80%	79%	73%

Number of title transactions	205,000	173,000	120,000

Operating earnings from our Financial Services Division increased to $127.6 million in 2002, compared to $89.1 million and $43.6 million in 2001 and 2000, respectively. The increase in 2002 was primarily due to improved results from our mortgage and title operations, which benefited from a low interest rate and strong housing environment in 2002. Mortgage and title results increased due to both an increase in the number of transactions and profit per transaction in 2002, compared to 2001. Additionally, Strategic Technologies, Inc. generated a $5.0 million gain on the sale of a cable system. The increase in 2001 compared to 2000 was partially attributable to pretax earnings of approximately $16 million primarily related to the sale of our retained mortgage servicing rights. Additionally, the increase reflects the successful operational efficiencies which resulted from the combination of our and U.S. Home’s mortgage operations under the Universal American Mortgage banner and the consolidation of our title operations under the North American Title banner. The increase also reflects a greater level of refinance activity and a higher capture rate of our homebuyers, as well as a full year of earnings contribution from U.S. Home in 2001. The earnings contribution from U.S. Home represented 28% of the Division’s operating earnings in 2000.

Corporate General and Administrative

Corporate general and administrative expenses as a percentage of total revenues were 1.2% in 2002 compared to 1.3% and 1.1% in 2001 and 2000, respectively.

Interest

Interest expense was $145.6 million, or 2.0% of total revenues, in 2002, $119.5 million, or 2.0% of total revenues, in 2001 and $98.6 million, or 2.1% of total revenues, in 2000. Interest incurred was $130.6 million, $127.9 million and $117.4 million in 2002, 2001 and 2000, respectively. Interest incurred is capitalized as inventories and relieved as interest expense when homes are delivered. The average rates for interest incurred were 7.6%, 7.6% and 6.2% in 2002, 2001 and 2000, respectively. The average debt outstanding was $1.6 billion, $1.5 billion and $1.4 billion in 2002, 2001 and 2000, respectively.

FINANCIAL CONDITION AND CAPITAL RESOURCES

At November 30, 2002, we had cash of $731.2 million, compared to $824.0 million at the end of fiscal 2001. The decrease in cash was primarily due to the funding of our acquisition of nine homebuilders during 2002 offset by cash flows provided by operating activities. During 2002, cash flows provided by operating activities amounted to $204.6 million, consisting primarily of net earnings offset in part by increased levels of operating assets to support a significantly higher backlog and a higher number of active communities as we continue to grow. Cash flows provided by operating activities in 2001 were reduced by financial services loans held for sale of $211.1 million and $57.1 million in receivables. We sell the loans we originate in the secondary mortgage market, generally within thirty days of the closing of the loans. The cash related to these loans and receivables was primarily received in December 2001 and was used to pay down our warehouse lines of credit. Inventories increased $130.7 million in 2001 as we positioned ourselves for future growth.

Cash used in investing activities totaled $365.7 million in the year ended November 30, 2002, compared to cash provided by investing activities of $1.9 million in 2001. In 2002, we used $424.3 million of cash for acquisitions. In 2001, $10.8 million was provided by the sale of substantially all of our mortgage servicing rights and $5.6 million related to net distributions by unconsolidated partnerships in which we invest. This generation of cash was offset by $13.1 million of net additions to operating properties and equipment.

We are always looking at the possibility of acquiring homebuilding or similar companies or their assets. We frequently enter into confidentiality agreements before we begin our exploratory evaluations of possible acquisition opportunities. At November 30, 2002, we were a party to confidentiality agreements relating to a number of homebuilding and other companies, including several publicly-held companies. Our exploratory evaluations under these or future confidentiality agreements may result in acquisition transactions.

During 2002, we acquired nine homebuilders, which expanded our operations into the Carolinas and the Chicago, Baltimore and Central Valley, California homebuilding markets and strengthened our positions in several of our existing markets. In connection with these acquisitions, total consideration, including debt of acquired companies, totaled approximately $600 million. The results of operations of the acquired homebuilders are included in our results of operations since their respective acquisition dates.

We finance our land acquisition and development activities, construction activities, financial services activities and general operating needs primarily with cash generated from operations and public debt issuances, as well as cash borrowed under revolving credit facilities. We also buy land under option agreements, which enable us to acquire homesites when we are ready to build homes on them. The financial risks of adverse market conditions associated with land holdings is managed by prudent underwriting of land purchases in areas we view as desirable growth markets, careful management of the land development process, and limitation of risk by using partners to share the costs of purchasing and developing land, as well as obtaining access to land through option arrangements.

On February 5, 2003, we issued $350 million of 5.95% senior notes due 2013 at a price of 98.287%. The senior notes are guaranteed on a joint and several basis by substantially all of our subsidiaries, other than subsidiaries engaged in mortgage and reinsurance activities. Proceeds from the offering, after underwriting discount and expenses, were approximately $342 million. We added the proceeds to our general working capital so that the proceeds will be available for use in our operations, for acquisitions and to purchase or repay outstanding indebtedness. The senior notes were issued under our $970 million shelf registration statement.

The majority of our short-term financing needs are met with cash generated from operations and funds available under our senior secured credit facilities. In May 2002, we amended and restated our senior secured credit facilities (the “Credit Facilities”), to provide us with up to $1.3 billion of financing. The Credit Facilities consist of a $653 million revolving credit facility maturing in April 2006, a $273 million 364-day revolving credit facility maturing in April 2003 and a $393 million term loan B maturing in May 2007. We may elect to convert borrowings under the 364-day revolving credit facility to a term loan, which would mature in April 2006. At November 30, 2002, $391.0 million was outstanding under the term loan B and we had paid down our revolving credit facilities to zero. Interest rates are LIBOR-based and the margins are set by a pricing grid with thresholds that adjust based on changes in our leverage ratio and the Credit Facilities’ credit rating. At November 30, 2002, we had letters of credit outstanding in the amount of $463.9 million, of which $310.6 million were collateralized against certain borrowings available under the Credit Facilities.

The following summarizes our senior notes and other debts payable:

	November 30,
	2002	2001
	(In thousands)
3 7/8% zero-coupon senior convertible debentures due 2018	$266,917	256,877
5.125% zero-coupon convertible senior subordinated notes due 2021	248,138	235,894
7 5/8% senior notes due 2009	272,591	271,493
9.95% senior notes due 2010	300,175	301,346
Term Loan B due 2007	391,000	395,000
U.S. Home senior notes due through 2009	9,366	9,446
The Fortress Group, Inc. senior notes due 2003	12,575	—
Mortgage notes on land	84,547	35,199

	$1,585,309	1,505,255

Our ratio of net homebuilding debt to total net capital was 27.7% at November 30, 2002, compared to 29.1% at November 30, 2001. The decrease primarily resulted from cash generated by our operations during 2002. In addition to the use of capital in our ordinary homebuilding and financial services activities, we will continue to actively evaluate various other uses of capital which fit into our homebuilding and financial services strategies and appear to meet our profitability and return on capital requirements. This may include acquisitions of or investments in other entities. These activities may be funded through any combination of our credit facilities, cash generated from operations, sales of assets or the issuance of public debt, common stock or preferred stock.

At November 30, 2002, our Financial Services Division had a $500 million warehouse line of credit which included a $145 million 30-day increase which expired in December 2002 to fund the Division’s mortgage loan activities. Borrowings under this facility were $489.7 million at November 30, 2002, and were collateralized by mortgage loans and receivables on loans sold not yet funded with outstanding principal balances of $523.8 million. The warehouse line of credit matures in October 2004, at which time we expect the facility to be renewed. At November 30, 2002, we had advances under a conduit funding agreement with a major financial institution amounting to $343.7 million. Borrowings under this agreement are collateralized by mortgage loans. We also had a $20 million revolving line of credit with a bank, collateralized by certain assets of the Division and stock of certain title subsidiaries. Borrowings under the line of credit were $20.0 million at November 30, 2002.

The limited-purpose finance subsidiaries of our Financial Services Division have placed mortgages and other receivables as collateral for various long-term financings. These limited-purpose finance subsidiaries pay the principal of, and interest on, these financings almost entirely from the cash flows generated by the related pledged collateral, which includes a combination of mortgage notes, mortgage-backed securities and funds held by a trustee. At November 30, 2002, the balance outstanding for the bonds and notes payable was $9.2 million. The borrowings mature in years 2013 through 2018 and the annual principal repayments are dependent upon collections on the underlying mortgages, including prepayments, and cannot be reasonably determined.

We have various interest rate swap agreements which effectively convert variable interest rates to fixed interest rates on approximately $300 million of outstanding debt related to our homebuilding operations. The interest rate swaps mature at various dates through 2007 and fix the LIBOR index (to which certain of our debt interest rates are tied) at an average interest rate of 6.8% at November 30, 2002. The net effect on our operating results is that interest on the variable-rate debt being hedged is recorded based on fixed interest rates. Counterparties to each of the above agreements are major financial institutions. At November 30, 2002, the fair value of the interest rate swaps, net of tax, was a $24.4 million liability. Our Financial Services Division, in the normal course of business, uses derivative financial instruments to reduce our exposure to fluctuations in interest rates. The Division enters into forward commitments and option contracts to protect the value of loans held for sale or disposition from increases in market interest rates. We do not anticipate that we will suffer credit losses from counterparty non-performance.

Our 2000 Stock Option and Restricted Stock Plan (the “Plan”) provides for the granting of stock options and stock appreciation rights and awards of restricted common stock to key officers, employees and directors. The exercise prices of stock options and stock appreciation rights are not less than the market value of the common stock on the date of the grant. No options granted under the 2000 Plan may be exercisable until at least six months after the date of the grant. Thereafter, exercises are permitted in installments determined when the options are granted. Each stock option and stock appreciation right will expire on a date determined at the time of the grant, but not more than 10 years after the date of the grant. At November 30, 2002, 740,500 shares of restricted stock were outstanding under the Plan. The restricted stock is valued based on its market price on the date of grant. The grants vest over 5 years from the issuance date. Unearned compensation arising from the restricted stock grants is amortized to expense over the period of restrictions and is shown as a reduction of stockholders’ equity in the consolidated balance sheets.

In June 2001, our Board of Directors increased our previously authorized stock repurchase program to permit future purchases of up to 10 million shares of our common stock. We may repurchase these shares in the open market from time-to-time. During 2002 and 2001, we did not repurchase any of our outstanding common stock in the open market under these authorizations. As of November 30, 2002, in prior years under prior approvals, we had repurchased approximately 9.8 million shares of our outstanding common stock for an aggregate purchase price of approximately $158.9 million, or $16 per share. During 2002, our treasury stock increased by approximately 1,000 shares related to employee stock plans and share reacquisitions at the time of vesting of restricted stock.

In recent years, we have sold convertible and non-convertible debt into public markets, and at year end, we had effective Securities Act registration statements under which we could sell to the public up to $970 million of debt securities, common stock, preferred stock or other securities and up to $400 million of equity or debt securities which it may issue in connection with acquisitions of companies or interests in them, businesses, or assets. Our $970 million shelf registration statement was reduced by $350 million from the issuance of 5.95% senior notes in February 2003.

Our willingness to use common stock in acquisitions, or to sell common stock, could be adversely affected by the fact that if at any time our Class B common stock (which entitles holders to ten votes per share, is essentially non-transferable other than through conversion into common stock and is almost entirely owned by entities controlled by Stuart Miller, our President and Chief Executive Officer, and his family) is less than 10% of the outstanding common stock and Class B common stock taken together, all the Class B common stock will automatically be converted into common stock. We are proposing to increase the outstanding Class B common stock (and therefore, the number of shares of common stock we can issue without endangering the Class B common stock) by distributing to our stockholders one share of Class B common stock for each ten shares of common stock or Class B common stock already held, if our stockholders approve changes to the Class B common stock that would enable it to be publicly traded. We are also asking our stockholders to increase the number of shares of common stock and Class B common stock we are authorized to issue.

Based on our current financial condition and credit relationships, we believe that our operations and borrowing resources will provide for our current and long-term capital requirements at our anticipated levels of growth.

Investments in Unconsolidated Partnerships

We frequently enter into partnerships that acquire and develop land for our homebuilding operations or for sale to third parties. Through partnerships, we reduce and share our risk and also the amount invested in land while increasing access to potential future homesites. The use of partnerships also, in some instances, enables us to acquire land to which we could not otherwise obtain access, or could not obtain access on as favorable terms, without the participation of a strategic partner. Our partners generally are unrelated homebuilders, land sellers or other real estate professionals. While we view the use of unconsolidated partnerships as beneficial to our homebuilding activities, we do not view them as essential to those activities.

Most of the partnerships in which we invest are accounted for by the equity method of accounting. At November 30, 2002, we had ownership interests of between 10% to 50% in these unconsolidated partnerships. In many instances, we are appointed as the day-to-day manager of the partnerships and receive fees for performing this function. During 2002, 2001 and 2000, we received management fees and reimbursement of expenses totaling $29.2 million, $26.1 million and $9.7 million, respectively, from unconsolidated partnerships in which we had interests. We and/or our partners sometimes obtain options or enter into other arrangements under which we can purchase portions of the land held by the unconsolidated partnerships. Option prices are generally negotiated prices that approximate fair value when we receive the options. During 2002, 2001 and 2000, $419.3 million, $232.6 million and $134.6 million, respectively, of the unconsolidated partnerships’ revenues were from land sales to our homebuilding divisions.

At November 30, 2002, the unconsolidated partnerships in which we had interests had total assets of $1.4 billion and total liabilities of $741.2 million, which included $563.6 million of notes and mortgages payable. In some instances, we and/or our partners have provided varying levels of guarantees on certain partnership debt. At November 30, 2002, we had recourse guarantees of $50.3 million and limited maintenance guarantees of $162.2 million of the partnerships’ debts. When we provide guarantees, the partnership generally receives more favorable terms from its lenders. The limited maintenance guarantees only apply if a partnership defaults on its loan arrangements and the carrying value of the collateral (generally land and improvements) is less than a specified percentage of the loan balance. If we are required to make a payment under a limited maintenance guarantee to bring the carrying value of the collateral above the specified percentage of the loan balance, the payment would constitute a capital contribution or loan to the unconsolidated partnership and increase our share of any funds it distributes.

During 2002, the unconsolidated partnerships in which we were a partner generated $939.8 million of revenues and incurred $780.1 million of expenses, resulting in net earnings of $159.8 million. Our share of those net earnings was $42.7 million. We do not include in our income our pro rata share of partnership earnings resulting from land sales to our homebuilding divisions. Instead, we account for those earnings as a reduction of our cost of purchasing the land from the partnerships. This in effect defers recognition of our share of the partnership earnings until a home is delivered and title passes to a homebuyer.

At the time of the 1997 transfer of our commercial real estate investment business to LNR Property Corporation (“LNR”), and the spin-off of LNR to our stockholders, we formed Lennar Land Partners, a 50%-50% owned unconsolidated partnership with LNR, which is included in the unconsolidated partnerships discussed above. We also have several other unconsolidated partnerships with LNR. In these partnerships, we provide the residential development experience and LNR contributes the commercial property expertise. In 2002, 2001 and 2000, we purchased land from Lennar Land Partners for a total of $83.0 million, $104.2 million and $112.3 million, respectively, which approximated fair value.

Contractual Obligations and Commercial Commitments

The following summarizes our contractual obligations at November 30, 2002:

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	Over 5 years
	(Dollars in thousands)
Homebuilding—Senior notes and other debts payable	$1,585,309	64,054	34,374	397,351	1,089,530
Financial Services—Notes and other debts payable (including limited-purpose finance subsidiaries)	862,618	688,382	165,034	—	9,202
Operating leases	149,686	41,918	56,315	34,110	17,343

Total contractual cash obligations	$2,597,613	794,354	255,723	431,461	1,116,075

We are subject to the usual obligations associated with entering into contracts (including option contracts) for the purchase, development and sale of real estate in the routine conduct of our business. Option contracts for the purchase of land enable us to defer acquiring portions of properties owned by third parties and unconsolidated partnerships. This reduces our financial risk associated with land holdings. At November 30, 2002, we had $218.3 million of primarily non-refundable option deposits with entities, which allows us to acquire approximately 45,000 homesites.

We are committed, under various letters of credit, to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit under these arrangements totaled $463.9 million at November 30, 2002. Additionally, we had outstanding performance and surety bonds related to site improvements at various projects with estimated costs to complete of $839.4 million. We do not believe that draws upon these bonds, if any, will have a material effect on our financial position, results of operations or cash flows.

Our Financial Services Division’s pipeline of loans in process totaled approximately $2.3 billion at November 30, 2002. To minimize credit risk, we use the same credit policies in the approval of the commitments as are applied to our lending activities. Since a portion of these commitments is expected to expire without being exercised by the borrowers, the total commitments do not necessarily represent future cash requirements. Loans in the pipeline of loans in process for which interest rates were committed to the borrower totaled approximately $316.3 million as of November 30, 2002. Substantially all of these commitments were for periods of 60 days or less.

Our Financial Services Division uses mandatory mortgage-backed securities forward commitments (“MBS”) to hedge our interest rate exposure during the period from when we make an interest rate commitment to a loan applicant until the time at which the loan is sold to an investor. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk is managed by entering into MBS only with investment bankers with primary dealer status and with permanent investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and current market value. At November 30, 2002, we had open commitments amounting to $314.2 million to sell MBS with varying settlement dates through January 2003.

ECONOMIC CONDITIONS

Despite difficult economic conditions in large portions of the United States during much of 2002, the homebuilding environment remained strong due to a positive supply/demand relationship as well as low interest rates. As a result of this favorable environment, as well as recent homebuilding acquisitions and growth in the number of our active communities, our new orders increased by 19% in 2002. Although the homebuilding business historically has been cyclical, it has not undergone a down cycle in a number of years. This has led some people to assert that the prices of homes and the stocks of homebuilding companies are overvalued and will decline rapidly when the market for new homes begins to weaken. A decline in prices of stocks of homebuilding companies would make it more expensive, and could make it more difficult, for us to raise funds through stock issuances.

BACKLOG

Backlog represents the number of homes subject to pending sales contracts. Homes are sold using sales contracts which are generally accompanied by sales deposits. Before entering into sales contracts, we generally prequalify our customers. In some instances, purchasers are permitted to cancel sales contracts if they are unable to close on the sale of their existing home or fail to qualify for financing and under certain other circumstances. We experienced an average cancellation rate of 21% in 2002, compared to 22% and 21% in 2001 and 2000, respectively. Although cancellations can delay the sales of our homes, they have not had a material impact on sales, operations or liquidity, because we closely monitor the progress of prospective buyers in obtaining financing and use the information to adjust construction start plans to match anticipated deliveries of homes. We do not recognize revenue on homes covered by pending sales contracts until the sales are closed and title passes to the new homeowners.

SEASONALITY

We have historically experienced variability in results of operations from quarter to quarter due to the seasonal nature of the homebuilding business. We typically experience the highest rate of orders for new homes in the first half of the calendar year, although the rate of orders for new homes is highly dependent on the number of active communities and the timing of new community openings. Because new home deliveries trail orders for new homes by several months, we typically have a greater percentage of new home deliveries in the second half of our fiscal year compared to the first half. As a result, our earnings from sales of homes are generally higher in the second half of the fiscal year.

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

NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards (SFAS) No. 142 no longer permits the amortization of goodwill and indefinite-lived assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. We adopted SFAS No. 142 on December 1, 2001. No impairment charges were recognized from the adoption of this statement. As of November 30, 2002 and 2001, there are no material identifiable intangible assets, other than goodwill. Pro forma net earnings and earnings per share for both fiscal 2001 and 2000 are discussed in Note 1 of Notes to Consolidated Financial Statements.

In October 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 provides accounting guidance for financial accounting and reporting for impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121. SFAS No. 144 is effective for our 2003 fiscal year. We do not believe that the implementation of SFAS No. 144 will have a material impact on our financial condition, results of operations or cash flows.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This Statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. We do not believe that the implementation of SFAS No. 145 will have a material impact on our financial condition, results of operations or cash flows.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation— Transition and Disclosure. SFAS No. 148 amends SFAS No. 123 Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We do not believe that the implementation of SFAS No. 148 will have a material impact on our financial condition, results of operations or cash flows.

In November 2002, the FASB issued Financial Interpretation (FIN) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 clarifies and expands on existing disclosure requirements for guarantees, including product warranties. FIN No. 45 also requires recognition of a liability at fair value of a company’s obligations under certain guarantee contracts. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The initial recognition and measurement provisions of FIN No. 45 are applied only on a prospective basis to guarantees issued after December 31, 2002, irrespective of the guarantor’s fiscal year-end. We do not believe that the implementation of FIN No. 45 will have a material impact on our financial condition, results of operations or cash flows.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. FIN No. 46 provides accounting guidance for consolidation of off-balance sheet entities with certain characteristics (variable interest entities). The consolidation requirements apply to variable interest entities created after January 31, 2003 and to variable interest entities in which we maintain an interest after August 31, 2003. We are in the process of evaluating all of our investments and other interests in entities that may be deemed variable interest entities under the provisions of FIN No. 46. These include interests in unconsolidated partnerships with assets totaling approximately $1.4 billion at November 30, 2002. Our maximum exposure to loss represents our recorded investment in these partnerships totaling $285.6 million. We believe that many of these interests and entities will not be consolidated, and may not ultimately fall under the provisions of FIN No. 46. We cannot make any definitive conclusion until we complete our evaluation.

CRITICAL ACCOUNTING POLICIES

Our accounting policies are more fully described in Note 1 of Notes to Consolidated Financial Statements. As discussed in Note 1, the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and such differences may be material to the financial statements. Listed below are those policies that we believe are critical and require the use of significant judgment in their application.

Homebuilding Division

Revenue Recognition

Sales of homes are recognized when sales are closed and title passes to the new homeowners. Additionally, sales of other real estate (including sales of land and operating properties) are recognized when a significant down payment is received, the earnings process is complete and collectibility of the receivable is assured. We do not include in our income our pro rata share of partnership earnings resulting from land sales to our homebuilding divisions. Instead, we account for those earnings as a reduction of our cost of purchasing the land from the partnerships. This in effect defers recognition of our share of the partnership earnings until a home is delivered and title passes to a homebuyer. We believe that the accounting policy related to revenue recognition is a “critical accounting policy” because of the significance of revenue recognition.

Inventories

Inventories are stated at cost, unless the inventory within a community is determined to be impaired, in which case the impaired inventory is written down to fair value. Inventory costs include land, land development and home construction costs, real estate taxes and interest related to development and construction. Land, land development, amenities and other costs are accumulated by specific area and allocated to homes within the respective areas.

We evaluate our inventory for impairment whenever indicators of impairment exist. Accounting standards require that if the sum of the undiscounted future cash flows expected to result from an asset is less than the reported value of the asset, an asset impairment must be recognized in the consolidated financial statements. The amount of impairment to recognize is calculated by subtracting the fair value of the asset from the carrying value of the asset.

We believe that the accounting estimate related to inventory valuation and impairment is a “critical accounting estimate” because: (1) it is highly susceptible to change because of the assumptions about future sales and cost of sales and (2) the impact that recognizing an impairment would have on the assets reported in our consolidated balance sheets as well as our net earnings could be material. Our assumptions about future home sales prices and volumes require significant judgment because the residential homebuilding industry is cyclical and is highly sensitive to changes in economic conditions. Although the homebuilding business historically has been cyclical, it has not undergone a down cycle in a number of years.

While no impairment existed as of November 30, 2002, there can be no assurances that future economic or financial developments, including general interest rate increases or a continued slowdown in the economy, might not lead to impairment of inventory.

Warranty Costs

We subcontract virtually all segments of construction to others and while our contracts call for the subcontractors to repair or replace any deficient items related to their trade, we are primarily responsible to correct any deficiencies. Additionally, in some instances, we may be held responsible for the actions of or losses incurred by subcontractors. Warranty reserves are established in an amount estimated to be adequate to cover expected warranty-related costs for materials and outside labor to be incurred during the warranty period. Reserves are determined based upon historical data and trends with respect to similar product types and geographical areas. We believe the accounting estimate related to the reserve for warranty costs is a “critical accounting estimate” because the estimate requires a large degree of judgment.

At November 30, 2002, the reserve for warranty costs was $93.6 million. While we believe that the reserve for warranty costs is adequate, there can be no assurances that the use of historical data and trends will resemble the actual warranty costs. Additionally, there can be no assurances that future economic or financial developments might not lead to a significant change in the reserve.

Investments in Unconsolidated Partnerships

We frequently enter into partnerships that acquire and develop land for our homebuilding operations or for sale to third parties. Our partners generally are unrelated homebuilders, land sellers or other real estate professionals.

Most of the partnerships through which we acquire and develop land are accounted for by the equity method of accounting, because we have a significant, but less than controlling, interest in the partnerships. We record the investment in these partnerships in the consolidated balance sheets as “Investments in Unconsolidated Partnerships” and our share of the partnerships’ earnings or losses as “Equity in Earnings from Unconsolidated Partnerships” as described in Notes 3 and 5 of Notes to Consolidated Financial Statements. Additionally, advances to these partnerships are included in the investment amount.

Judgment is required in determining controlling interest. Factors considered in determining whether we have significant influence or we have control include risk and reward sharing, experience and financial condition of the other partners, voting rights, involvement in day-to-day capital and operating decisions and continuing involvement. Due to the judgment required in determining whether we have control or only significant influence, the accounting policy relating to the use of the equity method of accounting is a “critical accounting policy.”

As of November 30, 2002, we believe that the equity method of accounting is appropriate for our investments in unconsolidated partnerships where we do not have a controlling interest but rather share control with our partners. At November 30, 2002, the unconsolidated partnerships in which we had interests had total assets of $1.4 billion and total liabilities of $741.2 million.

Financial Services Division

Revenue Recognition

Loan origination revenues, net of direct origination costs, are recognized when the related loans are sold. Gains and losses from the sale of loans and loan servicing rights are recognized when the loans are sold and delivered to an investor. Premiums from title insurance policies are recognized as revenue on the effective date of the policy. Escrow fees are recognized at the time the related real estate transactions are completed, usually upon the close of escrow. In all circumstances, we do not recognize revenue until the earnings process is complete and collectibility of the receivable is reasonably assured. We believe that the accounting policy related to revenue recognition is a “critical accounting policy” because of the significance of revenue recognition.

Allowance for Loss Reserves

We provide an allowance for loan losses when and if we determine that loans or portions of them are not likely to be collected. In evaluating the adequacy of the allowance for loan losses, we consider various factors such as past loan loss experience, regulatory examinations, present economic conditions and other factors considered relevant by management. Anticipated changes in economic conditions, which may influence the level of the allowance, are considered in the evaluation by management when the likelihood of the changes can be reasonably determined. This analysis is based on judgments and estimates and may change in response to economic developments or other conditions that may influence borrowers’ financial conditions or prospects. At November 30, 2002, we also had an allowance for title and escrow losses of $0.6 million for both known and incurred but not reported claims which requires management’s judgments and estimates. For these reasons, we believe that the accounting estimate related to the allowance for loss reserves is a “critical accounting estimate.”

At November 30, 2002, the allowance for loan losses was $3.0 million. While we believe that the 2002 year-end allowance was adequate, particularly in view of the fact that we usually sell the loans within 30 days after we originate them, there can be no assurances that future economic or financial developments, including general interest rate increases or a continued slowdown in the economy, might not lead to increased provisions to the allowance or a higher incidence of loan charge-offs.

Homebuilding and Financial Services Divisions

Goodwill Valuation

Goodwill represents the excess of the purchase price over the fair value of net assets acquired. The process of determining goodwill requires judgment. Evaluating goodwill for impairment involves the determination of the fair value of our reporting units. Inherent in such fair value determinations are certain judgments and estimates, including the interpretation of current economic indicators and market valuations, and our strategic plans with regard to our operations. To the extent additional information arises or our strategies change, it is possible that the conclusion regarding goodwill impairment could change, which could result in a material effect on our financial position and results of operations. For those reasons, we believe that the accounting estimate related to goodwill impairment is a “critical accounting estimate.”

During fiscal 2002, we adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. In connection with the adoption of SFAS No. 142, we performed a test for impairment of goodwill as of December 1, 2001, which resulted in no impairment being identified. Goodwill is no longer subject to amortization. Instead, we review goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Historically through fiscal 2001, we amortized goodwill on a straight-line basis over periods ranging from 15 to 20 years.

At November 30, 2002, goodwill was $189.4 million (net of accumulated amortization of $18.0 million). While we believe that no impairment existed as of November 30, 2002, there can be no assurances that future economic or financial developments, including general interest rate increases or a continued slowdown in the economy, might not lead to impairment of goodwill.

Valuation of Deferred Tax Assets

We record income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

We believe that the accounting policy for the valuation of deferred tax assets is a “critical accounting policy” because judgment is required in assessing the likely future tax consequences of events that have been recognized in our financial statements or tax returns. We base our estimate of deferred tax assets and liabilities on current tax laws and rates and, in certain cases, business plans and other expectations about future outcomes. Changes in existing tax laws or rates could affect our ability to realize anticipated tax results and future business results may affect the amount of deferred tax liabilities or the valuation of deferred tax assets over time. Our accounting for deferred tax consequences represents our best estimate of future events. Although it is possible there will be changes that are not anticipated in our current estimates, we believe it is unlikely such changes would have a material period-to-period impact on our financial position or results of operations.

At November 30, 2002, we had a valuation allowance of $7.0 million for net operating loss and capital loss carryforwards and certain acquisition adjustments. Based on our assessment, it appears more likely than not that the net deferred tax asset will be realized through future taxable earnings.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks related to fluctuations in interest rates on our debt obligations, mortgage loans and mortgage loans held for sale. We utilize derivative instruments, including interest rate swaps, in conjunction with our overall strategy to manage our exposure to changes in interest rates. We also utilize forward commitments and option contracts to mitigate the risk associated with our mortgage loan portfolio.

The tables on the following pages provide information at November 30, 2002 and 2001 about our significant derivative financial instruments and other financial instruments used for purposes that are sensitive to changes in interest rates. For mortgage loans held for sale, mortgage loans and investments, senior notes and notes and other debts payable, the tables present principal cash flows and related weighted average effective interest rates by expected maturity dates and estimated fair market values at November 30, 2002 and 2001. Weighted average variable interest rates are based on the variable interest rates at November 30, 2002 and 2001. Our term loan B is presented as fixed rate debt because the interest rate swaps changed the majority of the debt from variable interest rates to fixed interest rates. For interest rate swaps, the tables present notional amounts and weighted average interest rates by contractual maturity dates and estimated fair market values at November 30, 2002 and 2001. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contracts. Our limited-purpose finance subsidiaries have placed mortgages and other receivables as collateral for various long-term financings. These limited-purpose finance subsidiaries pay the principal of, and interest on, these financings almost entirely from the cash flows generated by the related pledged collateral and therefore, they received little more than is required to pay that debt service and are excluded from the following tables.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and Notes 1 and 14 of Notes to Consolidated Financial Statements in Item 8 for a further discussion of these items and our strategy of mitigating our interest rate risk.

Information Regarding Interest Rate Sensitivity

Principal (Notional) Amount by

Expected Maturity and Average Interest Rate

November 30, 2002

	Years Ending November 30,							Fair Market Value at November 30, 2002
	2003	2004	2005	2006	2007	Thereafter	Total
	(Dollars in millions)
ASSETS
Financial services:
Mortgage loans held for sale, net:
Fixed rate	$—	—	—	—	—	616.6	616.6	616.6
Average interest rate	—	—	—	—	—	6.2%	—	—
Variable rate	$—	—	—	—	—	91.7	91.7	91.7
Average interest rate	—	—	—	—	—	5.2%	—	—
Mortgage loans and investments:
Fixed rate	$22.1	6.3	0.3	6.0	0.6	17.4	52.7	52.1
Average interest rate	2.9%	2.6%	13.7%	10.4%	14.7%	11.1%	—	—
LIABILITIES
Homebuilding:
Senior notes and other debts payable:
Fixed rate	$64.1	19.7	14.6	17.5	379.8	1,089.6	1,585.3	1,779.7
Average interest rate	10.1%	4.3%	15.2%	13.0%	4.0%	7.1%	—	—
Financial services:
Notes and other debts payable:
Fixed rate	$—	—	—	—	—	—	—	—
Average interest rate	—	—	—	—	—	—	—	—
Variable rate	$688.4	165.0	—	—	—	—	853.4	853.4
Average interest rate	2.3%	2.3%	—	—	—	—	—	—
OTHER FINANCIAL INSTRUMENTS
Homebuilding:
Interest rate swaps:
Variable to fixed—notional amount	$—	—	100.0	—	200.0	—	300.0	(39.3)
Average pay rate	—	—	6.7%	—	6.8%	—	—	—
Average receive rate	—	—	LIBOR	—	LIBOR	—	—	—

Information Regarding Interest Rate Sensitivity

Principal (Notional) Amount by

Expected Maturity and Average Interest Rate

November 30, 2001

	Years Ending November 30,					Thereafter	Total	Fair Market Value at November 30, 2001
	2002	2003	2004	2005	2006
	(Dollars in millions)
ASSETS
Financial services:
Mortgage loans held for sale, net:
Fixed rate	$—	—	—	—	—	573.9	573.9	574.1
Average interest rate	—	—	—	—	—	6.9%	—	—
Variable rate	$—	—	—	—	—	13.8	13.8	13.8
Average interest rate	—	—	—	—	—	5.9%	—	—
Mortgage loans and investments:
Fixed rate	$18.4	4.8	1.2	0.3	5.9	24.2	54.8	54.2
Average interest rate	6.9%	9.9%	7.0%	9.2%	9.1%	10.7%	—	—
LIABILITIES
Homebuilding:
Senior notes and other debts payable:
Fixed rate	$17.7	7.3	22.9	6.3	4.0	1,447.1	1,505.3	1,611.5
Average interest rate	5.6%	5.0%	7.6%	6.4%	5.7%	6.8%	—	—
Financial services:
Notes and other debts payable:
Fixed rate	$—	—	—	—	—	—	—	—
Average interest rate	—	—	—	—	—	—	—	—
Variable rate	$343.5	350.4	—	—	—	—	693.9	693.9
Average interest rate	3.0%	3.1%	—	—	—	—	—	—
OTHER FINANCIAL INSTRUMENTS
Homebuilding:
Interest rate swaps:
Variable to fixed—notional amount	$100.0	—	—	100.0	—	200.0	400.0	(31.4)
Average pay rate	6.0%	—	—	6.7%	—	6.8%	—	—
Average receive rate	LIBOR	—	—	LIBOR	—	LIBOR	—	—

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Lennar Corporation:

We have audited the accompanying consolidated balance sheets of Lennar Corporation and subsidiaries (the “Company”) as of November 30, 2002 and 2001, and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the three years in the period ended November 30, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 30, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/    DELOITTE & TOUCHE LLP

Certified Public Accountants

Miami, Florida

January 7, 2003, except for Note 18,

as to which the date is February 5, 2003

LENNAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

November 30, 2002 and 2001

	2002	2001
	(In thousands, except per share amounts)
ASSETS
Homebuilding:
Cash	$731,163	824,013
Receivables, net	48,432	24,345
Inventories:
Finished homes and construction in progress	2,044,694	1,596,407
Land under development	1,185,473	813,651
Land held for development	7,410	6,483

Total inventories	3,237,577	2,416,541
Investments in unconsolidated partnerships	285,594	300,064
Other assets	357,738	253,933

	4,660,504	3,818,896
Financial services	1,095,129	895,530

Total assets	$5,755,633	4,714,426

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable and other liabilities	$969,779	755,726
Senior notes and other debts payable, net	1,585,309	1,505,255

	2,555,088	2,260,981
Financial services	971,388	794,183

Total liabilities	3,526,476	3,055,164
Stockholders’ equity:
Preferred stock	—	—
Common stock of $0.10 par value per share
Authorized 100,000 shares; Issued: 2002-65,061; 2001-64,124	6,506	6,412
Class B common stock of $0.10 par value per share
Authorized 30,000 shares; Issued: 2002-9,700; 2001-9,738	970	974
Additional paid-in capital	873,502	843,924
Retained earnings	1,538,945	996,998
Unearned restricted stock	(7,337)	(10,833)
Deferred compensation plan—60 common shares	(1,103)	—
Deferred compensation liability	1,103	—
Treasury stock, at cost; 2002-9,848 common shares; 2001-9,847 common shares	(158,992)	(158,927)
Accumulated other comprehensive loss	(24,437)	(19,286)

Total stockholders’ equity	2,229,157	1,659,262

	$5,755,633	4,714,426

See accompanying notes to consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

Years Ended November 30, 2002, 2001 and 2000

	2002	2001	2000
	(In thousands, except per share amounts)
Revenues:
Homebuilding	$6,835,583	5,603,947	4,390,034
Financial services	484,219	425,354	316,934

Total revenues	7,319,802	6,029,301	4,706,968

Costs and expenses:
Homebuilding	5,855,960	4,818,321	3,909,238
Financial services	356,608	336,223	273,339
Corporate general and administrative	85,958	75,831	50,155
Interest expense	145,567	119,503	98,601

Total costs and expenses	6,444,093	5,349,878	4,331,333

Earnings before provision for income taxes	875,709	679,423	375,635
Provision for income taxes	330,580	261,578	146,498

Net earnings	$545,129	417,845	229,137

Earnings per share:
Basic	$8.55	6.66	4.00

Diluted	$7.72	6.01	3.64

See accompanying notes to consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended November 30, 2002, 2001 and 2000

	2002	2001	2000
	(In thousands)
Common stock:
Beginning balance	$6,412	6,273	4,851
U.S. Home acquisition	—	—	1,298
Employee stock plans and restricted stock grants	90	128	124
Conversion of Class B common stock	4	11	—

Balance at November 30,	6,506	6,412	6,273

Class B common stock:
Beginning balance	974	985	985
Conversion to common stock	(4)	(11)	—

Balance at November 30,	970	974	985

Additional paid-in capital:
Beginning balance	843,924	812,501	525,623
U.S. Home acquisition	—	—	265,569
Employee stock plans and restricted stock grants	18,840	19,273	20,204
Tax benefit from employee stock plans and vesting of restricted stock	10,728	12,150	1,105
Conversion of debt	10	—	—

Balance at November 30,	873,502	843,924	812,501

Retained earnings:
Beginning balance	996,998	582,299	356,058
Net earnings	545,129	417,845	229,137
Cash dividends—common stock	(2,746)	(2,705)	(2,453)
Cash dividends—Class B common stock	(436)	(441)	(443)

Balance at November 30,	1,538,945	996,998	582,299

Unearned restricted stock:
Beginning balance	(10,833)	(14,535)	—
Restricted stock (grants) cancellations	387	415	(15,856)
Amortization of unearned restricted stock	3,109	3,287	1,321

Balance at November 30,	(7,337)	(10,833)	(14,535)

Deferred compensation plan:
Beginning balance	—	—	—
Deferred compensation activity	(1,103)	—	—

Balance at November 30,	(1,103)	—	—

Deferred compensation liability:
Beginning balance	—	—	—
Deferred compensation activity	1,103	—	—

Balance at November 30,	1,103	—	—

LENNAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)

Years Ended November 30, 2002, 2001 and 2000

	2002	2001	2000
	(In thousands)
Treasury stock, at cost:
Beginning balance	(158,927)	(158,943)	(6,018)
Repurchases of common stock	—	—	(152,925)
Employee stock plans and vesting of restricted stock, net	(65)	—	—
Shares issued	—	16	—

Balance at November 30,	(158,992)	(158,927)	(158,943)

Accumulated other comprehensive loss:
Beginning balance	(19,286)	—	—
SFAS No. 133 transition adjustment, net of tax	—	(3,510)	—
Change in fair value of interest rate swaps, net of tax	(5,151)	(15,776)	—

Balance at November 30,	(24,437)	(19,286)	—

Net earnings	545,129	417,845	229,137

Comprehensive income	539,978	398,559	229,137

Total stockholders’ equity	$2,229,157	1,659,262	1,228,580

See accompanying notes to consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended November 30, 2002, 2001 and 2000

	2002	2001	2000
	(In thousands)
Cash flows from operating activities:
Net earnings	$545,129	417,845	229,137
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	47,031	48,383	44,267
Amortization of discount/premium on debt, net	25,358	20,287	11,186
Equity in earnings from unconsolidated partnerships	(42,651)	(27,051)	(13,340)
Tax benefit from employee stock plans and vesting of restricted stock	10,728	12,150	1,105
Deferred income tax provision (benefit)	(5,672)	9,769	(17,223)
Changes in assets and liabilities, net of effect from acquisitions:
Increase in receivables	(101,817)	(57,100)	(11,912)
(Increase) decrease in inventories	(242,330)	(130,725)	223,255
(Increase) decrease in other assets	(11,122)	48	(14,179)
Increase in financial services loans held for sale	(119,379)	(211,143)	(75,871)
Increase (decrease) in accounts payable and other liabilities	99,293	(23,267)	104,079

Net cash provided by operating activities	204,568	59,196	480,504

Cash flows from investing activities:
Net additions to operating properties and equipment	(4,085)	(13,110)	(10,502)
(Increase) decrease in investments in unconsolidated partnerships, net	57,902	5,601	(2,857)
(Increase) decrease in financial services mortgage loans	13,886	(997)	(11,834)
Purchases of investment securities	(31,545)	(18,143)	(18,112)
Receipts from investment securities	22,442	17,700	14,946
Decrease in financial services mortgage servicing rights	—	10,812	—
Acquisition of U.S. Home Corporation, net of cash acquired	—	—	(152,386)
Acquisitions, net of cash acquired	(424,277)	—	(5,971)

Net cash provided by (used in) investing activities	(365,677)	1,863	(186,716)

Cash flows from financing activities:
Net borrowings under financial services short-term debt	156,120	265,607	153,155
Payments for tender of U.S. Home Corporation’s senior notes	—	—	(519,759)
Net proceeds from issuance of 5.125% zero-coupon convertible senior subordinated notes	—	224,250	—
Net proceeds from issuance of 9.95% senior notes	—	—	294,988
Proceeds from other borrowings	20,103	110	424,783
Principal payments on other borrowings	(131,299)	(24,272)	(279,896)
Common stock:
Issuance	19,317	19,789	4,472
Repurchases	(65)	—	(152,925)
Dividends	(3,182)	(3,146)	(2,896)

Net cash provided by (used in) financing activities	60,994	482,338	(78,078)

LENNAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

Years Ended November 30, 2002, 2001 and 2000

	2002	2001	2000
	(In thousands)
Net increase (decrease) in cash	(100,115)	543,397	215,710
Cash at beginning of year	877,274	333,877	118,167

Cash at end of year	$777,159	877,274	333,877

Summary of cash:
Homebuilding	$731,163	824,013	287,627
Financial services	45,996	53,261	46,250

	$777,159	877,274	333,877

Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$18,589	17,546	1,157
Cash paid for income taxes	$307,073	234,549	91,742

Supplemental disclosures of non-cash investing and financing activities:
Purchases of inventory financed by sellers	$21,087	28,993	5,529

Acquisitions:
Fair value of assets acquired, inclusive of cash of $37,986 in 2002 and $90,996 in 2000	$664,424	—	1,654,444
Goodwill recorded	83,560	—	47,809
Fair value of liabilities assumed	(285,721)	—	(1,192,004)

	$462,263	—	510,249

Common stock issued	$—	—	266,867
Cash paid	462,263	—	243,382

Total consideration	$462,263	—	510,249

See accompanying notes to consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of Lennar Corporation and all subsidiaries, partnerships and other entities in which a controlling interest is held (the “Company”). The Company’s investments in unconsolidated partnerships in which a significant, but less than controlling, interest is held are accounted for by the equity method. Controlling interest is determined based on a number of factors, which include the Company’s ownership interest and participation in the management of the partnership. All significant intercompany transactions and balances have been eliminated.

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

Cash

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Due to the short maturity period of the cash equivalents, the carrying amount of these instruments approximates their fair values. Cash as of November 30, 2002 and 2001 included $56.2 million and $64.4 million, respectively, of cash primarily held in escrow for approximately three days and $20.9 million and $6.3 million, respectively, of restricted deposits.

Inventories

Inventories are stated at cost unless the inventory within a community is determined to be impaired, in which case the impaired inventory is written down to fair value. Inventory costs include land, land development and home construction costs, real estate taxes and interest related to development and construction. The Company evaluates long-lived assets for impairment based on the undiscounted future cash flows of the assets. Write-downs of inventories deemed to be impaired are recorded as adjustments to the cost basis of the respective inventories. No impairment was recorded during the years ended November 30, 2002, 2001 or 2000.

Construction overhead and selling expenses are expensed as incurred. Homes held for sale are classified as inventories until delivered. Land, land development, amenities and other costs are accumulated by specific area and allocated to homes within the respective areas.

Interest and Real Estate Taxes

Interest and real estate taxes attributable to land and homes are capitalized as inventories while they are being actively developed. Interest related to homebuilding, including interest costs relieved from inventories, is included in interest expense. Interest expense related to the financial services operations is included in its costs and expenses.

During 2002, 2001 and 2000, interest incurred by the Company’s homebuilding operations was $130.6 million, $127.9 million and $117.4 million, respectively, and interest expense was $145.6 million, $119.5 million and $98.6 million, respectively. Interest incurred is capitalized as inventories and relieved as interest expense when homes are delivered.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating Properties and Equipment

Operating properties and equipment are recorded at cost and are included in other assets in the consolidated balance sheets. The assets are depreciated over their estimated useful lives using the straight-line method. At the time operating properties and equipment are disposed of, the asset and related accumulated depreciation are removed from the accounts and any resulting gain or loss is charged to earnings. The estimated useful life for operating properties is 30 years, for leasehold improvements is 5 years and for equipment is 2 to 10 years.

Investment Securities

Investment securities that have determinable fair values are classified as available-for-sale unless they are classified as held-to-maturity. Securities classified as held-to-maturity are carried at amortized cost because they are purchased with the intent and ability to hold to maturity. Available-for-sale securities are recorded at fair value. Any unrealized holding gains or losses on available-for-sale securities would be reported in a separate component of stockholders’ equity, net of tax effects, until realized.

At November 30, 2002 and 2001, investment securities classified as held-to-maturity totaled $22.4 million and $13.2 million, respectively, and were included in other assets of the Financial Services Division. There were no available-for-sale investment securities at November 30, 2002 or 2001.

Derivative Financial Instruments

Effective December 1, 2000, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities by requiring that all derivatives be recognized in the balance sheet and measured at fair value. Gains or losses resulting from changes in the fair value of derivatives are recognized in earnings or recorded in other comprehensive income and recognized in the statement of earnings when the hedged item affects earnings, depending on the purpose of the derivatives and whether they qualify for hedge accounting treatment.

The Company’s policy is to designate at a derivative’s inception the specific assets, liabilities, or future commitments being hedged and monitor the derivative to determine if it remains an effective hedge. The effectiveness of a derivative as a hedge is based on high correlation between changes in its value and changes in the value of the underlying hedged item. The Company recognizes gains or losses for amounts received or paid when the underlying transaction settles. The Company does not enter into or hold derivatives for trading or speculative purposes.

The Company has various interest rate swap agreements which effectively convert variable interest rates to fixed interest rates on approximately $300 million of outstanding debt related to its homebuilding operations. The swap agreements have been designated as cash flow hedges and, accordingly, are reflected at their fair value in the consolidated balance sheets at November 30, 2002 and 2001. The related loss is deferred in stockholders’ equity as accumulated other comprehensive loss (see Note 11). The Company accounts for its interest rate swaps using the shortcut method, as described in SFAS No. 133. Amounts to be received or paid as a result of the swap agreements are recognized as adjustments to interest incurred on the related debt instruments. The Company believes that there will be no ineffectiveness related to the interest rate swaps and therefore no portion of the accumulated other comprehensive loss will be reclassified into future earnings. The net effect on the Company’s operating results is that interest on the variable rate debt being hedged is recorded based on fixed interest rates.

The Financial Services Division, in the normal course of business, uses derivative financial instruments to reduce its exposure to fluctuations in interest rates. The Division enters into forward commitments and option contracts to protect the value of fixed rate locked loan commitments and loans held for sale from fluctuations in market interest rates. These derivative financial instruments are designated as fair value hedges, and, accordingly, for all qualifying and highly effective fair value hedges, the changes in the fair value of the derivative and the loss or gain on the hedged asset relating to the risk being hedged are recorded currently in earnings. The effect of the implementation of SFAS No. 133 on the Financial Services Division’s operating earnings was not significant.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired and was previously amortized by the Company through fiscal 2001 on a straight-line basis over periods ranging from 15 to 20 years. At November 30, 2002 and 2001, goodwill was $189.4 million and $105.8 million, respectively (net of accumulated amortization of $18.0 million at November 30, 2002 and 2001). During fiscal 2002, the Company’s goodwill increased $83.6 million due to acquisitions. Goodwill is included in other assets of the Homebuilding Division ($155.4 million and $80.6 million at November 30, 2002 and 2001, respectively) and the assets of the Financial Services Division ($34.0 million and $25.2 million at November 30, 2002 and 2001, respectively) in the consolidated balance sheets. Historically through fiscal 2001, in the event that facts and circumstances indicated that the carrying value of goodwill might be impaired, an evaluation of recoverability was performed. If an evaluation was required, the estimated future undiscounted cash flows associated with the goodwill was compared to the carrying amount to determine if a write-down to fair value based on discounted cash flows was required. No impairment was recorded during the years ended November 30, 2002, 2001 or 2000.

The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets on December 1, 2001. SFAS No. 142 no longer requires or permits the amortization of goodwill and indefinite-lived assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. No impairment charges were recognized from the adoption of this statement. As of November 30, 2002 and 2001, there were no material identifiable intangible assets, other than goodwill. Net earnings and earnings per share for fiscal 2001 and 2000 adjusted to exclude goodwill amortization, net of taxes, is as follows:

	Years Ended November 30,
	2001	2000
	(In thousands, except per share amounts)
Net earnings:
Reported net earnings	$417,845	229,137
Goodwill amortization, net of tax	6,148	5,037

Adjusted net earnings	$423,993	234,174

Basic earnings per share:
Reported basic earnings per share	$6.66	4.00
Goodwill amortization, net of tax	0.10	0.08

Adjusted basic earnings per share	$6.76	4.08

Diluted earnings per share:
Reported diluted earnings per share	$6.01	3.64
Goodwill amortization, net of tax	0.08	0.08

Adjusted diluted earnings per share	$6.09	3.72

Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between financial reporting carrying values and tax bases of assets and liabilities, and are measured by using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to reverse.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warranty Costs

Warranty reserves for homes are established in an amount estimated to be adequate to cover expected warranty-related costs for materials and outside labor to be incurred during the warranty period. Reserves are determined based on historical data and trends with respect to similar product types and geographical areas.

Self-Insurance

Certain insurable risks such as general liability, medical and workers’ compensation are self-insured by the Company up to certain limits. Undiscounted accruals for claims under the Company’s self-insurance program are based on claims filed and estimates for claims incurred but not reported.

Stock-Based Compensation

The Company grants stock options to certain employees for fixed numbers of shares with, in each instance, an exercise price not less than the fair value of the shares at the date of the grant. The Company accounts for the stock option grants in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. No compensation expense is recognized because all stock options granted have exercise prices not less than the market value of the Company’s stock on the date of the grant. The pro forma disclosures required by SFAS No. 123, Accounting for Stock-Based Compensation, are included in Note 12. Restricted stock grants are valued based on the market price of the common stock on the date of grant. Unearned compensation arising from the restricted stock grants is amortized to expense using the straight-line method over the period of the restrictions. Unearned restricted stock is shown as a reduction of stockholders’ equity in the consolidated balance sheets.

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

Financial Services

Loan origination revenues, net of direct origination costs, are recognized when the related loans are sold. Gains and losses from the sale of loans and loan servicing rights are recognized when the loans are sold and delivered to an investor. Premiums from title insurance policies are recognized as revenue on the effective date of the policy. Escrow fees are recognized at the time the related real estate transactions are completed, usually upon the close of escrow.

Mortgage loans held for sale by the Financial Services Division that are designated as hedged assets are carried at market value, as the effect of changes in fair value are reflected in the carrying amount of the loans and in earnings. Premiums and discounts recorded on these loans are presented as an adjustment to the carrying amount of the loans and are not amortized.

When the Division sells loans in the secondary market, a gain or loss is recognized to the extent that the sales proceeds exceed, or are less than, the book value of the loans. Loan origination fees, net of direct origination costs, are deferred and recognized as a component of the gain or loss when loans are sold. In prior years, the Company retained servicing rights from some of the loans it originated and maintained a portfolio of mortgage servicing rights. During 2001, the Company sold substantially all of its existing portfolio of mortgage servicing rights and realized a pretax profit of approximately $13 million from the sale of the servicing rights. Prior to the sale of the mortgage servicing rights portfolio, the book value of each mortgage loan the Company

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

sold was allocated partly to the mortgage servicing right and partly to the loan (separately from the mortgage servicing right) based on their estimated relative fair values at the time the loan was sold and the servicing rights retained. The fair value of mortgage servicing rights was determined by discounting the estimated future cash flows using a discount rate commensurate with the risks involved. This method of valuation incorporated assumptions that market participants would use in their estimates of future servicing income and expense, including assumptions about prepayment, default and interest rates. Impairment, if any, was recognized through a valuation allowance and a charge to current operations. Mortgage servicing rights were amortized in proportion to, and over the period of, the estimated net servicing income of the underlying mortgages.

New Accounting Pronouncements

In October 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 provides accounting guidance for financial accounting and reporting for impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121. SFAS No. 144 is effective for the Company in fiscal 2003. Management does not believe that the implementation of SFAS No. 144 will have a material impact on the Company’s financial condition, results of operations or cash flows.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This Statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Management does not believe that the implementation of SFAS No. 145 will have a material impact on the Company’s financial condition, results of operations or cash flows.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation— Transition and Disclosure. SFAS No. 148 amends SFAS No. 123 Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. Management does not believe that the implementation of SFAS No. 148 will have a material effect on the Company’s financial position, results of operations or cash flows.

In November 2002, the FASB issued Financial Interpretation (FIN) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 clarifies and expands on existing disclosure requirements for guarantees, including product warranties. FIN No. 45 also requires recognition of a liability at fair value of a company’s obligations under certain guarantee contracts. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The initial recognition and measurement provisions of FIN No. 45 are applied only on a prospective basis to guarantees issued after December 31, 2002, irrespective of the guarantor’s fiscal year-end. Management does not believe that the implementation of FIN No. 45 will have a material impact on the Company’s financial condition, results of operations or cash flows.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. FIN No. 46 provides accounting guidance for consolidation of off-balance sheet entities with certain characteristics (variable interest entities). The consolidation requirements apply to variable interest entities created after January 31, 2003 and to variable interest entities in which the Company maintains an interest after August 31, 2003. The Company is in the process of evaluating all of its investments and other interests in entities that may be deemed variable

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

interest entities under the provisions of FIN No. 46. These include interests in unconsolidated partnerships with assets totaling approximately $1.4 billion at November 30, 2002 as discussed in Note 5. The Company’s maximum exposure to loss represents its recorded investment in these partnerships totaling $285.6 million. The Company believes that many of these interests and entities will not be consolidated, and may not ultimately fall under the provisions of FIN No. 46. The Company cannot make any definitive conclusion until it completes its evaluation.

Reclassification

Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the 2002 presentation.

2.    Acquisitions

During 2002, the Company acquired nine homebuilders, which expanded the Company’s operations into the Carolinas and the Chicago, Baltimore and Central Valley, California homebuilding markets and strengthened the Company’s positions in several of its existing markets. In connection with these acquisitions, total consideration, including debt of acquired companies, totaled approximately $600 million. The results of operations of the acquired homebuilders are included in the Company’s results of operations since their respective acquisition dates. The pro forma effect of these acquisitions on the results of operations is not presented as their effect is not considered material. Total goodwill associated with these acquisitions was $74.7 million.

On May 3, 2000, the Company acquired U.S. Home Corporation (“U.S. Home”) in a transaction in which U.S. Home stockholders received a total of approximately $243 million in cash and 13 million shares of the Company’s common stock with a value of approximately $267 million. The cash portion of the acquisition was funded primarily from the Company’s credit facilities (see Note 7). U.S. Home is primarily a homebuilder and had operations in 13 states at the acquisition date. The acquisition was accounted for using the purchase method of accounting. In connection with the transaction, the Company acquired assets with a fair value of $1.7 billion, assumed liabilities with a fair value of $1.2 billion and recorded goodwill of $48 million. Through November 30, 2001, goodwill was being amortized on a straight-line basis over 20 years. The results of U.S. Home are included in the Company’s consolidated statements of earnings since the acquisition date. Revenues and net earnings on an unaudited pro forma basis would have been $5.5 billion and $260.4 million, respectively, for the year ended November 30, 2000. Pro forma earnings per share would have been $3.81 per share diluted ($4.15 per share basic) for the year ended November 30, 2000. The pro forma information gives effect to actual operating results prior to the acquisition, adjusted for the pro forma effect of interest expense, amortization of goodwill, and certain other adjustments, together with their related income tax effect. The pro forma information does not purport to be indicative of the results of operations which would have actually been reported had the acquisition occurred on December 1, 1999.

3.    Operating and Reporting Segments

The Company has two operating and reporting segments: Homebuilding and Financial Services. The Company’s reportable segments are strategic business units that offer different products and services. The accounting policies of the segments are described in the summary of significant accounting policies in Note 1. Segment amounts include all elimination adjustments made in consolidation.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Homebuilding

Homebuilding operations include the sale and construction of single-family attached and detached homes, as well as the purchase, development and sale of residential land directly and through unconsolidated partnerships. The following table sets forth financial information relating to the homebuilding operations:

	Years Ended November 30,
	2002	2001	2000
	(In thousands)
Revenues:
Sales of homes	$6,581,703	5,467,548	4,118,549
Sales of land and other revenues	211,229	109,348	258,145
Equity in earnings from unconsolidated partnerships	42,651	27,051	13,340

Total revenues	6,835,583	5,603,947	4,390,034
Costs and expenses:
Cost of homes sold	4,982,726	4,159,107	3,277,183
Cost of land and other expenses	167,333	86,010	220,948
Selling, general and administrative	705,901	573,204	411,107

Total costs and expenses	5,855,960	4,818,321	3,909,238

Operating earnings	$979,623	785,626	480,796

Depreciation and amortization	$39,779	38,733	33,858

Additions to operating properties and equipment	$4,466	8,173	5,779

Financial Services

The Financial Services Division provides mortgage financing, title insurance, closing services and insurance agency services for both buyers of the Company’s homes and others and sells the loans it originates in the secondary mortgage market. The Division also provides high-speed Internet access, cable television, and alarm installation and monitoring services for both the Company’s homebuyers and other customers. The following table sets forth financial information relating to the financial services operations:

	Years Ended November 30,
	2002	2001	2000
	(In thousands)
Revenues	$484,219	425,354	316,934
Costs and expenses	356,608	336,223	273,339

Operating earnings	$127,611	89,131	43,595

Depreciation and amortization	$7,252	9,650	10,409

Interest income, net	$28,000	21,279	15,707

Additions to operating properties and equipment	$10,270	7,087	10,243

4.    Receivables

	November 30,
	2002	2001
	(In thousands)
Accounts receivable	$43,931	20,076
Mortgages and notes receivable	6,912	8,549

	50,843	28,625
Allowance for doubtful accounts	(2,411)	(4,280)

	$48,432	24,345

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Investments in Unconsolidated Partnerships

Summarized condensed financial information on a combined 100% basis related to unconsolidated partnerships and other similar entities (collectively the “Partnerships”) in which the Company invests that are accounted for by the equity method was as follows:

	November 30,
	2002	2001
	(In thousands)
Assets:
Cash	$47,502	37,782
Inventories	1,170,782	1,203,089
Other assets	136,579	161,598

	$1,354,863	1,402,469

Liabilities and equity:
Accounts payable and other liabilities	$177,673	149,691
Notes and mortgages payable	563,563	627,383
Equity of:
The Company	285,594	300,064
Others	328,033	325,331

	$1,354,863	1,402,469

	Years Ended November 30,
	2002	2001	2000
	(In thousands)
Revenues	$939,847	903,293	361,684
Costs and expenses	780,093	761,704	295,224

Net earnings of unconsolidated partnerships	$159,754	141,589	66,460

Company share of net earnings	$42,651	27,051	13,340

At November 30, 2002, the Company’s equity interest in these Partnerships ranged from 10% to 50%. The Company’s partners generally are unrelated homebuilders, land sellers or other real estate professionals. The Partnerships follow accounting principles generally accepted in the United States of America. The Company shares in the profits and losses of these Partnerships generally in accordance with its ownership interest. In many instances, the Company is appointed as the day-to-day manager of the Partnerships and receives fees for performing this function. During 2002, 2001 and 2000, the Company received management fees and reimbursement of expenses from the Partnerships totaling $29.2 million, $26.1 million and $9.7 million, respectively. In determining its share of the Partnerships’ net earnings, the Company does not include in its income its pro rata share of partnership earnings resulting from land sales to its homebuilding divisions. Instead, the Company accounts for those earnings as a reduction of the cost of purchasing the land from the partnerships. This in effect defers recognition of the Company’s share of the partnership earnings relating to these sales until a home is delivered and title passes to a homebuyer.

The Company and/or its partners sometimes obtain options or enter into other arrangements under which the Company can purchase portions of the land held by the Partnerships. Option prices are generally negotiated prices that approximate fair value when options are purchased. During 2002, 2001 and 2000, $419.3 million, $232.6 million and $134.6 million, respectively, of the Partnerships’ revenues were from land sales to the Company. In some instances, the Company and/or its partners have provided varying levels of guarantees on certain Partnership debt. At November 30, 2002, the Company had recourse guarantees of $50.3 million and limited maintenance guarantees of $162.2 million of Partnership debt. When the Company provides guarantees, the Partnerships generally receive more favorable terms from its lenders. The limited maintenance guarantees

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

only apply if a partnership defaults on its loan arrangements and the carrying value of the collateral (generally land and improvements) is less than a specified percentage of the loan balance. If the Company is required to make a payment under a limited maintenance guarantee to bring the carrying value of the collateral above the specified percentage of the loan balance, the payment would constitute a capital contribution or loan to the unconsolidated partnership and increase the Company’s share of any funds it distributes.

At the time of the 1997 transfer of the Company’s commercial real estate investment business to LNR Property Corporation (“LNR”), and the spin-off of LNR to the Company’s stockholders, the Company formed Lennar Land Partners, a 50%-50% owned unconsolidated partnership with LNR, which is included in the Partnerships discussed above. At November 30, 2002, the Company also had several other unconsolidated partnerships with LNR. In 2002, 2001 and 2000, the Company purchased land from Lennar Land Partners for a total of $83.0 million, $104.2 million and $112.3 million, respectively, which approximated fair value.

6.    Operating Properties and Equipment

	November 30,
	2002	2001
	(In thousands)
Furniture, fixtures and equipment	$43,492	39,577
Community recreational facilities	8,077	8,774
Leasehold improvements	7,510	5,690

	59,079	54,041
Accumulated depreciation and amortization	(41,919)	(36,097)

	$17,160	17,944

Operating properties and equipment are included in other assets in the consolidated balance sheets.

7.    Senior Notes and Other Debts Payable

	November 30,
	2002	2001
	(In thousands)
3 7/8% zero-coupon senior convertible debentures due 2018	$266,917	256,877
5.125% zero-coupon convertible senior subordinated notes due 2021	248,138	235,894
7 5/8% senior notes due 2009	272,591	271,493
9.95% senior notes due 2010	300,175	301,346
Term Loan B due 2007	391,000	395,000
U.S. Home senior notes due through 2009	9,366	9,446
The Fortress Group, Inc. senior notes due 2003	12,575	—
Mortgage notes on land	84,547	35,199

	$1,585,309	1,505,255

In May 2002, the Company amended and restated its senior secured credit facilities (the “Credit Facilities”), to provide the Company with up to $1.3 billion of financing. The Credit Facilities consist of a $653 million revolving credit facility maturing in April 2006, a $273 million 364-day revolving credit facility maturing in April 2003 and a $393 million term loan B maturing in May 2007. The Company may elect to convert borrowings under the 364-day revolving credit facility to a term loan, which would mature in April 2006. The Credit Facilities are collateralized by the stock of certain of the Company’s subsidiaries and are also guaranteed on a joint and several basis by substantially all of the Company’s subsidiaries, other than subsidiaries engaged in mortgage and reinsurance activities. At November 30, 2002, $391.0 million was outstanding under the term loan B and zero was outstanding under the revolving credit facilities. Interest rates are LIBOR-based and the margins are set by a pricing grid with thresholds that adjust based on changes in the Company’s leverage ratio and the Credit Facilities’ credit rating. At November 30, 2002, the Company had letters of credit outstanding in the amount of $463.9 million, of which $310.6 million were collateralized against certain borrowings available under the Credit Facilities.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of the acquisition of The Fortress Group, Inc. (“Fortress”) in 2002, the Company assumed Fortress’s publicly held notes totaling $33.8 million. Subsequent to the acquisition, the Company repurchased approximately $21.2 million of the notes. At November 30, 2002, the carrying value of outstanding notes was $12.6 million.

In the second quarter of 2001, the Company issued, for gross proceeds of approximately $230 million, zero-coupon convertible senior subordinated notes due 2021 (“Notes”) with a face amount at maturity of approximately $633 million. The Notes were issued at a price of $363.46 per $1,000 face amount at maturity, which equates to a yield to maturity over the life of the Notes of 5.125%. Proceeds from the offering, after underwriting discount, were approximately $224 million. The Notes are guaranteed on a joint and several basis by substantially all of the Company’s subsidiaries, other than subsidiaries engaged in mortgage and reinsurance activities. The Company used the proceeds to repay amounts outstanding under its revolving credit facilities and added the balance of the net proceeds to working capital. The Notes are convertible into the Company’s common stock at any time, if the sale price of the Company’s common stock exceeds certain thresholds or in other specified instances, at the rate of approximately 6.4 shares per $1,000 face amount at maturity, or a total of approximately 4 million shares. The conversion ratio equates to an initial conversion price of $56.93 per share (when the Company’s stock price was $43.13 per share). These shares would be included in the calculation of the Company’s diluted earnings per share for a quarter if the average closing price of the Company’s common stock over the last twenty trading days of the quarter exceeds 110% of the accreted conversion price. These shares were not included in the calculation of diluted earnings per share for the years ended November 30, 2002 and 2001 because the average closing price of the Company’s common stock over the last twenty trading days of each quarter of each of those years did not exceed 110% ($68.09 per share at November 30, 2002) of the accreted conversion price. Holders have the option to require the Company to repurchase the Notes on any of the fifth, tenth, or fifteenth anniversaries of the issue date for the initial issue price plus accrued yield to the purchase date. The Company has the option to satisfy the repurchases with any combination of cash and/or shares of the Company’s common stock. The Company will have the option to redeem the Notes, in cash, at any time after the fifth anniversary for the initial issue price plus accrued yield to redemption. The Company will pay contingent interest on the Notes during specified six-month periods beginning on April 4, 2006 if the market price of the Notes exceeds specified levels. At November 30, 2002, the carrying value of outstanding Notes, net of unamortized original issue discount, was $248.1 million.

As a result of the U.S. Home acquisition, holders of U.S. Home’s publicly-held notes totaling $525 million were entitled to require U.S. Home to repurchase the notes for 101% of their principal amount within 90 days after the transaction was completed. Independent of that requirement, in April 2000, the Company made a tender offer for all of the notes and a solicitation of consents to modify provisions of the indentures relating to the notes. As a result of the tender offer and required repurchases after the acquisition, the Company paid approximately $520 million, which includes tender and consent fees, for $508 million of U.S. Home’s notes. At November 30, 2002, the carrying value of U.S. Home’s notes was $9.4 million.

In May 2000, the Company issued $325 million of 9.95% senior notes due 2010 at a price of 92.313% to finance a portion of the purchase price of U.S. Home’s publicly-held notes that were tendered in response to the Company’s offer and consent solicitation in April 2000, and to pay associated costs and expenses. The senior notes are callable in 2005 at a price of $104.975. The senior notes are guaranteed on a joint and several basis by substantially all of the Company’s subsidiaries, other than subsidiaries engaged in mortgage and reinsurance activities. Proceeds from the offering, after underwriting discount and expenses, were approximately $295 million. At November 30, 2002, the carrying value of the senior notes was $300.2 million.

In February 1999, the Company issued $282 million of 7 5/8% senior notes. The senior notes are due in 2009 and were issued for the purpose of reducing amounts outstanding under revolving credit facilities and redeeming outstanding 10 3/4% senior notes. Proceeds from the offering, after underwriting and market discounts, expenses and settlement of a related interest rate hedge agreement, were approximately $266 million. The senior notes are guaranteed on a joint and several basis by substantially all of the Company’s subsidiaries, other than subsidiaries engaged in mortgage and reinsurance activities. The senior notes are collateralized by the stock of certain of the Company’s subsidiaries. At November 30, 2002, the carrying value of the 7 5/8% senior notes was $272.6 million.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In July 1998, the Company issued, for $229 million, zero-coupon senior convertible debentures due 2018 (the “Debentures”) with a face amount at maturity of $493 million. The Debentures have an effective interest rate of 3 7/8%. The Debentures are convertible at any time into the Company’s common stock at the rate of 12.3768 shares per $1,000 face amount at maturity. If the Debentures are converted during the first five years, the Company may elect to pay cash equal to the fair value of the common stock at the time of the conversion. Holders have the option to require the Company to repurchase the Debentures on any of the fifth, tenth, or fifteenth anniversaries of the issue date for the initial issue price plus accrued original issue discount. At the fifth anniversary in July 2003, this amount is $562.31 per bond on an accreted conversion price per share of $45.43. The Company has the option to satisfy the repurchases with any combination of cash and/or shares of the Company’s common stock. The Company will have the option to redeem the Debentures, in cash, at any time after the fifth anniversary for the initial issue price plus accrued original issue discount. The Debentures are guaranteed on a joint and several basis by substantially all of the Company’s subsidiaries, other than subsidiaries engaged in mortgage and reinsurance activities. The Debentures are collateralized by the stock of certain of the Company’s subsidiaries. At November 30, 2002, the carrying value of outstanding Debentures, net of unamortized original issue discount, was $266.9 million.

At November 30, 2002, the Company had mortgage notes on land bearing interest at fixed interest rates ranging from 1.7% to 30.0% with an average rate of 10.9%. The notes are due through 2009 and are collateralized by land. At November 30, 2002, the carrying value of the mortgage notes was $84.5 million.

The minimum aggregate principal maturities of senior notes and other debts payable during the five years subsequent to November 30, 2002 are as follows: 2003-$64.1 million; 2004-$19.7 million; 2005-$14.6 million; 2006-$17.5 million and 2007-$379.8 million. The remaining principal obligations are due subsequent to November 30, 2007. The Company’s debt arrangements contain certain financial covenants with which the Company was in compliance at November 30, 2002.

8.    Financial Services

The assets and liabilities related to the Company’s financial services operations were as follows:

	November 30,
	2002	2001
	(In thousands)
Assets:
Cash and receivables, net	$239,893	161,060
Mortgage loans held for sale, net	708,304	587,694
Mortgage loans, net	30,341	41,590
Title plants	15,586	15,530
Goodwill, net	34,002	25,158
Other	57,801	51,352
Limited-purpose finance subsidiaries	9,202	13,146

	$1,095,129	895,530

Liabilities:
Notes and other debts payable	$853,416	693,931
Other	108,770	87,106
Limited-purpose finance subsidiaries	9,202	13,146

	$971,388	794,183

At November 30, 2002, the Financial Services Division had a $500 million warehouse line of credit which included a $145 million 30-day increase which expired in December 2002 to fund the Division’s mortgage loan activities. Borrowings under this facility were $489.7 million and $483.2 million at November 30, 2002 and 2001, respectively, and were collateralized by mortgage loans and receivables on loans sold not yet funded with

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

outstanding principal balances of $523.8 million and $518.8 million, respectively. There are several interest rate pricing options which fluctuate with market rates. The effective interest rate on this facility at November 30, 2002 and 2001 was 2.3% and 3.1%, respectively. The warehouse line of credit matures in October 2004, at which time the Division expects the facility to be renewed. At November 30, 2002 and 2001, the Division had advances under a conduit funding agreement with a major financial institution amounting to $343.7 million and $190.6 million, respectively. Borrowings under this agreement are collateralized by mortgage loans and had an effective interest rate of 2.3% and 3.0% at November 30, 2002 and 2001, respectively. The Division also had a $20 million revolving line of credit with a bank, collateralized by certain assets of the Division and stock of certain title subsidiaries. Borrowings under the line of credit were $20.0 million at both November 30, 2002 and 2001 and had an effective interest rate of 2.4% and 3.1% at November 30, 2002 and 2001, respectively.

The limited-purpose finance subsidiaries of the Financial Services Division have placed mortgages and other receivables as collateral for various long-term financings. These limited-purpose finance subsidiaries pay the principal of, and interest on, these financings almost entirely from the cash flows generated by the related pledged collateral, which includes a combination of mortgage notes, mortgage-backed securities and funds held by a trustee. At November 30, 2002 and 2001, the balances outstanding for the bonds and notes payable were $9.2 million and $13.1 million, respectively. The borrowings mature in years 2013 through 2018 and carry interest rates ranging from 8.5% to 11.7%. The annual principal repayments are dependent upon collections on the underlying mortgages, including prepayments, and cannot be reasonably determined.

The minimum aggregate principal maturities of the Financial Services Division’s notes and other debts payable (including limited-purpose finance subsidiaries) during the five years subsequent to November 30, 2002 are as follows: 2003-$688.4 million and 2004-$165.0 million. The remaining principal obligations are due subsequent to November 30, 2007.

9.    Income Taxes

The provision (benefit) for income taxes consisted of the following:

	Years Ended November 30,
	2002	2001	2000
	(In thousands)
Current:
Federal	$295,052	220,124	146,666
State	41,200	31,685	17,055

	336,252	251,809	163,721

Deferred:
Federal	(5,036)	9,281	(15,672)
State	(636)	488	(1,551)

	(5,672)	9,769	(17,223)

	$330,580	261,578	146,498

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant temporary differences that give rise to the net deferred tax asset are as follows:

	November 30,
	2002	2001
	(In thousands)
Deferred tax assets:
Acquisition adjustments	$22,875	41,202
Reserves and accruals	104,014	104,758
Net operating loss and capital loss carryforwards, tax affected	4,379	4,466
Investments in unconsolidated partnerships	17,466	5,414
Other	22,363	6,555

Deferred tax assets	171,097	162,395
Less: valuation allowance	(6,978)	(7,117)

Total deferred tax assets, net	164,119	155,278

Deferred tax liabilities:
Capitalized expenses	3,069	4,273
Deferred gains	—	115
Installment sales	698	1,506
Section 461 deductions and other	38,178	47,701

Total deferred tax liabilities	41,945	53,595

Net deferred tax asset	$122,174	101,683

The Homebuilding Division’s net deferred tax asset amounting to $114.4 million and $90.4 million at November 30, 2002 and 2001, respectively, is included in other assets in the consolidated balance sheets.

At November 30, 2002 and 2001, the Financial Services Division had a net deferred tax asset of $7.8 million and $11.3 million, respectively, which is included in the assets of the Financial Services Division.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that a portion or all of the deferred tax asset will not be realized. At November 30, 2002 and 2001, the Company had a valuation allowance of $7.0 million and $7.1 million, respectively, for net operating loss and capital loss carryforwards and certain acquisition adjustments which currently are not expected to be realized. Based on management’s assessment, it is more likely than not that the net deferred tax asset will be realized through future taxable earnings.

A reconciliation of the statutory rate and the effective tax rate follows:

	Percentage of Pre-tax Income
	2002	2001	2000
Statutory rate	35.00	35.00	35.00
State income taxes, net of federal income tax benefit	2.75	3.10	3.40
Other	—	0.40	0.60

Effective rate	37.75	38.50	39.00

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Earnings Per Share

Basic and diluted earnings per share for the years ended November 30, 2002, 2001 and 2000 were calculated as follows:

	2002	2001	2000
	(In thousands, except per share amounts)
Numerator:
Numerator for basic earnings per share—net earnings	$545,129	417,845	229,137
Interest on zero-coupon senior convertible debentures due 2018, net of tax	6,418	6,094	5,808

Numerator for diluted earnings per share	$551,547	423,939	234,945

Denominator:
Denominator for basic earnings per share—weighted average shares	63,786	62,737	57,341
Effect of dilutive securities:
Employee stock options and restricted stock	1,535	1,737	1,053
Zero-coupon senior convertible debentures due 2018	6,105	6,105	6,105

Denominator for diluted earnings per share—adjusted weighted average shares and assumed conversions	71,426	70,579	64,499

Basic earnings per share	$8.55	6.66	4.00

Diluted earnings per share	$7.72	6.01	3.64

In the second quarter of 2001, the Company issued zero-coupon convertible senior subordinated notes due 2021. The Notes are convertible at any time into the Company’s common stock if the sale price of the Company’s common stock exceeds certain thresholds or in other specified instances, at the rate of approximately 6.4 shares per $1,000 face amount at maturity, which would total approximately 4 million shares. These shares were not included in the calculation of diluted earnings per share for the years ended November 30, 2002 and 2001 because the average closing price of the Company’s common stock over the last twenty trading days of each quarter of each of those years did not exceed 110% ($68.09 per share at November 30, 2002) of the accreted conversion price.

11.    Comprehensive Income

Comprehensive income represents changes in stockholders’ equity from non-owner sources. For the years ended November 30, 2002 and 2001, the change in the fair value of interest rate swaps was the only adjustment to the Company’s net earnings in deriving comprehensive income. In accordance with the transition provisions of SFAS No. 133, on December 1, 2000, the Company recorded a cumulative-effect type adjustment of $3.5 million (net of tax benefit of $2.2 million) in accounts payable and other liabilities and accumulated other comprehensive loss to recognize the fair value of interest rate swaps. Subsequent to the Company’s adoption of SFAS No. 133 through November 30, 2001, the liability and accumulated other comprehensive loss increased $15.8 million (net of tax benefit of $9.9 million) to $19.3 million. For the year ended November 30, 2002, the liability and accumulated other comprehensive loss increased $5.2 million (net of tax benefit of $2.7 million) to $24.4 million. Comprehensive income was $540.0 million, $398.6 million and $229.1 million for the years ended November 30, 2002, 2001 and 2000, respectively.

12.    Capital Stock

Preferred Stock

The Company is authorized to issue 500,000 shares of preferred stock with a par value of $10 per share and 100 million shares of participating preferred stock with a par value of $0.10 per share. No shares of preferred stock or participating preferred stock have been issued as of November 30, 2002.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Common Stock

The Company has two classes of common stock consisting of common stock and Class B common stock. The common stockholders have one vote for each share owned in matters requiring stockholder approval and during both 2002 and 2001 received quarterly dividends of $0.0125 per share. The Class B common stockholders have ten votes for each share of stock owned and during both 2002 and 2001 received quarterly dividends of $0.01125 per share. As of November 30, 2002, Mr. Stuart Miller, the Company’s President and Chief Executive Officer, owned or controlled as the director and officer of a family-owned corporation, approximately 10.0 million shares of common stock and Class B common stock, which represented approximately 64% voting control of the Company.

In June 2001, the Company’s Board of Directors increased the Company’s previously authorized stock repurchase program to permit future purchases of up to 10 million shares of the Company’s common stock. The Company may repurchase these shares in the open market from time-to-time. During 2002 and 2001, the Company did not repurchase any of its outstanding common stock in the open market under these authorizations. As of November 30, 2002, in prior years under prior approvals, the Company had repurchased approximately 9.8 million shares of its outstanding common stock for an aggregate purchase price of approximately $158.9 million, or $16 per share. During 2002, the Company’s treasury stock increased by approximately 1,000 shares related to employee stock plans and share reacquisitions at the time of vesting of restricted stock.

At November 30, 2002, the Company had shelf registration statements under the Securities Act of 1933, as amended, relating to up to $970 million of equity or debt securities which it may sell for cash and up to $400 million of equity or debt securities which it may issue in connection with acquisitions of companies or interests in them, businesses, or assets. At November 30, 2002, no securities had been issued under these registration statements.

Restrictions on Payment of Dividends

Other than as required to maintain the financial ratios and net worth required by the revolving credit facilities, there are no restrictions on the payment of dividends on common stock by the Company. The cash dividends per share paid with regard to a share of Class B common stock in a calendar year may not be more than 90% of the per share cash dividends paid with regard to a share of common stock in that calendar year. There are no agreements which restrict the payment of dividends by subsidiaries of the Company other than as required to maintain the financial ratios and net worth requirements under the Financial Services Division’s warehouse lines of credit.

Stock Option Plans

The Lennar Corporation 2000 Stock Option and Restricted Stock Plan (the “2000 Plan”) provides for the granting of stock options and stock appreciation rights and awards of restricted common stock to key officers, employees and directors. The exercise prices of stock options and stock appreciation rights are not less than the market value of the common stock on the date of the grant. No options granted under the 2000 Plan may be exercisable until at least six months after the date of the grant. Thereafter, exercises are permitted in installments determined when options are granted. Each stock option and stock appreciation right will expire on a date determined at the time of the grant, but not more than 10 years after the date of the grant. At November 30, 2002, 740,500 shares of restricted stock were outstanding under the Plan. The stock was valued based on its market price on the date of the grant. The grants vest over 5 years from the date of issuance. Unearned compensation arising from the restricted stock grants is amortized to expense over the period of the restrictions and is shown as a reduction of stockholders’ equity in the consolidated balance sheets.

The Lennar Corporation 1997 Stock Option Plan (the “1997 Plan”) provided for the granting of stock options and stock appreciation rights to key employees of the Company to purchase shares at prices not less than market value of the common stock on the date of the grant. No options granted under the 1997 Plan may be exercisable until at least six months after the date of the grant. Thereafter, exercises are permitted in installments determined when options are granted. Each stock option and stock appreciation right granted will expire on a date determined at the time of the grant, but not more than 10 years after the date of the grant.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Lennar Corporation 1991 Stock Option Plan (the “1991 Plan”) provided for the granting of options to certain key employees of the Company to purchase shares at prices not less than market value of the common stock on the date of the grant. No options granted under the 1991 Plan may be exercisable until at least six months after the date of the grant. Thereafter, exercises are permitted in installments determined when options are granted. Each stock option granted will expire on a date determined at the time of the grant, but not more than 10 years after the date of the grant.

A summary of the Company’s stock option activity for the years ended November 30, 2002, 2001 and 2000 is as follows:

	2002		2001		2000
	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price
Outstanding, beginning of year	2,865,756	$23.13	3,478,683	$16.68	3,445,230	$16.20
Grants	550,000	$52.73	791,600	$37.47	671,000	$17.68
Terminations	(62,012)	$32.02	(101,389)	$29.33	(256,652)	$19.43
Exercises	(940,070)	$17.19	(1,303,138)	$14.14	(380,895)	$11.74

Outstanding, end of year	2,413,674	$31.96	2,865,756	$23.13	3,478,683	$16.68

Exercisable, end of year	468,037	$25.57	748,812	$15.60	1,422,734	$14.14

Available for grant, end of year	1,697,300		2,216,500		3,890,822

Weighted average fair value per share of options granted during the year under SFAS No. 123		$23.43		$18.41		$7.84

The following table summarizes information about stock options outstanding at November 30, 2002:

	Options Outstanding			Options Exercisable
Range of Per Share Exercise Prices	Number Outstanding at November 30, 2002	Weighted Average Remaining Contractual Life	Weighted Average Per Share Exercise Price	Number Outstanding at November 30, 2002	Weighted Average Per Share Exercise Price
$ 8.03-$11.42	72,874	2.4 years	$ 9.85	27,810	$10.50
$13.95-$19.59	727,379	5.1 years	$16.66	199,796	$16.46
$20.35-$28.32	270,050	4.1 years	$22.12	53,000	$21.67
$32.84-$41.85	803,371	7.8 years	$37.18	187,431	$38.62
$46.41-$57.90	540,000	9.2 years	$52.73	—	$ —

The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock option plans. No compensation expense is recognized because all stock options granted have exercise prices not less than the market value of the Company’s stock on the date of grant. SFAS No. 123 requires “as adjusted” information regarding net earnings and earnings per share to be disclosed for new options granted. The Company determined this information using the fair value method of that statement. The fair value of these options was determined at the date of the grant using the Black-Scholes option-pricing model. The significant weighted average assumptions for the years ended November 30, 2002, 2001 and 2000 were as follows:

	2002	2001	2000
Dividend yield	0.1%	0.1%	0.2%-0.3%
Volatility rate	42%-47%	40%-42%	39%-44%
Risk-free interest rate	3.2%-5.1%	4.5%-5.8%	7.1%-7.5%
Expected option life (years)	2.0-5.0	6.4	3.9-7.7

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated fair value of the options is recognized in expense over the options’ vesting period for “as adjusted” disclosures. The earnings per share “as adjusted” for the effects of SFAS No. 123 is not indicative of the effects on reported net earnings for future years. The Company’s reported “as adjusted” information for the years ended November 30, 2002, 2001 and 2000 was as follows:

	2002	2001	2000
	(In thousands, except per share amounts)
Net earnings as reported	$545,129	417,845	229,137
Net earnings “as adjusted”	$540,508	414,049	226,568
Earnings per share as reported—basic	$8.55	6.66	4.00
Earnings per share “as adjusted”—basic	$8.47	6.60	3.95
Earnings per share as reported—diluted	$7.72	6.01	3.64
Earnings per share “as adjusted”—diluted	$7.66	5.95	3.60

Employee Stock Ownership/401(k) Plan

Prior to 1998, the Employee Stock Ownership/401(k) Plan (the “Plan”) provided shares of stock to employees who had completed one year of continuous service with the Company. During 1998, the Plan was amended to exclude any new shares from being provided to employees. At November 30, 2002, the Plan held in employees’ accounts 122,582 shares of the Company’s common stock. All prior year contributions to employees actively employed on or after October 1, 1998 vest at a rate of 20% per year over a five year period. All active participants in the Plan whose employment terminated prior to October 1, 1998 vested based upon the Plan that was active prior to their termination of employment. Under the 401(k) portion of the Plan, contributions made by employees can be invested in a variety of mutual funds or proprietary funds provided by the Plan trustee. The Company may also make contributions for the benefit of employees. The Company records as compensation expense an amount which approximates the vesting of the contributions to the Employee Stock Ownership portion of the Plan, as well as the Company’s contribution to the 401(k) portion of the Plan. This amount was $7.0 million in 2002, $6.5 million in 2001 and $4.7 million in 2000.

13.    Deferred Compensation Plan

In June 2002, the Company adopted the Lennar Corporation Nonqualified Deferred Compensation Plan (the “Plan”) that allows a selected group of members of management to defer a portion of their salaries and bonuses and up to 100% of their restricted stock. All participant contributions to the Plan are vested. Salaries and bonuses that are deferred under the Plan are credited with earnings or losses based on investment decisions made by the participants.

Restricted stock is deferred under the Plan by surrendering the restricted stock in exchange for the right to receive in the future a number of shares equal to the number of restricted shares that are surrendered. The surrender is reflected as a reduction in stockholders’ equity equal to the value of the restricted stock when it was issued, with an offsetting increase in stockholders’ equity to reflect a deferral of the compensation expense related to the surrendered restricted stock. Changes in the value of the shares that will be issued in the future are not reflected in the financial statements.

By November 30, 2002, approximately 60,000 shares of restricted stock had been surrendered under the Plan, resulting in a reduction in stockholders’ equity of $1.1 million fully offset by an increase in stockholders’ equity to reflect the deferral of compensation in that amount. Shares that the Company is obligated to issue in the future under the Plan are treated as outstanding shares in both the Company’s basic and diluted earnings per share calculations for the year ended November 30, 2002.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    Financial Instruments

The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at November 30, 2002 and 2001, using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies might have a material effect on the estimated fair value amounts. The table excludes cash, receivables and accounts payable, which had fair values approximating their carrying values.

	November 30,
	2002		2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
ASSETS
Financial services:
Mortgage loans held for sale, net	$708,304	708,304	587,694	587,916
Mortgage loans, net	30,341	29,666	41,590	40,886
Investments held-to-maturity	22,379	22,412	13,235	13,284
Limited-purpose finance subsidiaries—collateral for bonds and notes payable	9,202	9,703	13,146	13,730
LIABILITIES
Homebuilding:
Senior notes and other debts payable	$1,585,309	1,779,705	1,505,255	1,611,460
Financial services:
Notes and other debts payable	$853,416	853,416	693,931	693,931
Limited-purpose finance subsidiaries—bonds and notes payable	9,202	9,703	13,146	13,682
OTHER FINANCIAL INSTRUMENTS
Homebuilding:
Interest rate swaps	$(39,256)	(39,256)	(31,359)	(31,359)
Financial services assets (liabilities):
Commitments to originate loans	$(717)	(717)	(1,085)	(1,085)
Forward commitments to sell loans and option contracts	1,430	1,430	2,351	2,351

The following methods and assumptions are used by the Company in estimating fair values:

Homebuilding—Senior notes and other debts payable: The fair value of fixed rate borrowings is based on quoted market prices. Variable rate borrowings are tied to market indices and therefore approximate fair value. Interest rate swaps: The fair value is based on dealer quotations and generally represents an estimate of the amount the Company would pay or receive to terminate the agreement at the reporting date.

Financial services—The fair values are based on quoted market prices, if available. The fair values for instruments which do not have quoted market prices are estimated by the Company on the basis of discounted cash flows or other financial information.

The Company utilizes interest rate swap agreements to manage interest costs and hedge against risks associated with changing interest rates. Counterparties to these agreements are major financial institutions. Credit loss from counterparty non-performance is not anticipated. A majority of the Company’s available variable rate borrowings are based on the London Interbank Offered Rate (“LIBOR”) index. At November 30, 2002, the Company had four interest rate swap agreements outstanding with a total notional amount of $300 million, which will mature at various dates through 2007. These agreements fixed the LIBOR index at an average interest rate of 6.8% at November 30, 2002. The effect of the interest rate swap agreements on interest incurred and on the average interest rate was an increase for the year ended November 30, 2002 of $17.0 million and 1.08%, an

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

increase of $7.2 million and 0.48% for the year ended November 30, 2001 and a decrease of $1.2 million and 0.08% for the year ended November 30, 2000.

As of November 30, 2002, the Financial Services Division’s pipeline of loans in process totaled approximately $2.3 billion. To minimize credit risk, the Division uses the same credit policies in the approval of the commitments as are applied to all lending activities. Since a portion of these commitments is expected to expire without being exercised by the borrowers, the total commitments do not necessarily represent future cash requirements. Loans in the pipeline of loans in process for which interest rates were committed to the borrower totaled approximately $316.3 million as of November 30, 2002. Substantially all of these commitments were for periods of 60 days or less.

Mandatory mortgage-backed securities forward commitments (“MBS”) are used by the Company to hedge its interest rate exposure during the period from when the Company makes an interest rate commitment to a loan applicant until the time at which the loan is sold to an investor. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk is managed by entering into MBS only with investment bankers with primary dealer status and with permanent investors meeting the credit standards of the Company. At any time, the risk to the Company, in the event of default by the purchaser, is the difference between the contract price and current market value. At November 30, 2002, the Company had open commitments amounting to $314.2 million to sell MBS with varying settlement dates through January 2003.

15.    Commitments and Contingent Liabilities

The Company and certain subsidiaries are parties to various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, the disposition of these matters will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

The Company is subject to the usual obligations associated with entering into contracts (including option contracts) for the purchase, development and sale of real estate, which it does in the routine conduct of its business. Option contracts for the purchase of land permit the Company to defer acquiring portions of properties owned by third parties and certain unconsolidated partnerships. The use of option contracts allows the Company to reduce the financial risk of adverse market conditions associated with long-term land holdings. At November 30, 2002, the Company had $218.3 million of primarily non-refundable option deposits with entities, which allows the Company to acquire approximately 45,000 homesites.

The Company has entered into agreements to lease certain office facilities and equipment under operating leases. Future minimum payments under the noncancelable leases are as follows: 2003-$41.9 million; 2004-$32.3 million; 2005-$24.0 million; 2006-$19.3 million; 2007-$14.9 million and thereafter—$17.3 million. Rental expense for the years ended November 30, 2002, 2001 and 2000 was $55.0 million, $42.3 million and $36.6 million, respectively.

The Company is committed, under various letters of credit, to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit under these arrangements totaled $463.9 million at November 30, 2002. The Company also had outstanding performance and surety bonds with estimated costs to complete of $839.4 million related principally to its obligations for site improvements at various projects at November 30, 2002. The Company does not believe that draws upon these bonds, if any, will have a material effect on the Company’s financial position, results of operations or cash flows.

16.    Supplemental Financial Information

As discussed in Note 7, the Company’s obligations to pay principal, premium, if any, and interest under certain debt are guaranteed on a joint and several basis by substantially all of its subsidiaries, other than subsidiaries engaged in mortgage and title reinsurance activities. The guarantees are full and unconditional and

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the guarantor subsidiaries are 100% owned by Lennar Corporation. The Company has determined that separate, full financial statements of the guarantors would not be material to investors and, accordingly, supplemental financial information for the guarantors is presented.

Consolidating Balance Sheet

November 30, 2002

	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
ASSETS
Homebuilding:
Cash and receivables, net	$622,019	157,566	10	—	779,595
Inventories	—	3,231,015	6,562	—	3,237,577
Investments in unconsolidated partnerships	—	285,594	—	—	285,594
Other assets	84,122	273,616	—	—	357,738
Investments in subsidiaries	2,584,512	302,655	—	(2,887,167)	—

	3,290,653	4,250,446	6,572	(2,887,167)	4,660,504
Financial services	—	35,933	1,074,241	(15,045)	1,095,129

	$3,290,653	4,286,379	1,080,813	(2,902,212)	5,755,633

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable and other liabilities	$333,746	635,842	222	(31)	969,779
Senior notes and other debts payable, net	1,478,821	121,502	—	(15,014)	1,585,309
Intercompany	(751,071)	931,951	(180,880)	—	—

	1,061,496	1,689,295	(180,658)	(15,045)	2,555,088
Financial services	—	12,572	958,816	—	971,388

Total liabilities	1,061,496	1,701,867	778,158	(15,045)	3,526,476
Stockholders’ equity	2,229,157	2,584,512	302,655	(2,887,167)	2,229,157

	$3,290,653	4,286,379	1,080,813	(2,902,212)	5,755,633

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Balance Sheet

November 30, 2001

	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
ASSETS
Homebuilding:
Cash and receivables, net	$710,748	137,610	—	—	848,358
Inventories	—	2,410,117	6,424	—	2,416,541
Investments in unconsolidated partnerships	—	300,064	—	—	300,064
Other assets	83,983	169,950	—	—	253,933
Investments in subsidiaries	1,955,678	197,821	—	(2,153,499)	—

	2,750,409	3,215,562	6,424	(2,153,499)	3,818,896
Financial services	—	24,762	870,768	—	895,530

	$2,750,409	3,240,324	877,192	(2,153,499)	4,714,426

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable and other liabilities	$295,188	460,320	218	—	755,726
Senior notes and other debts payable, net	1,460,610	44,645	—	—	1,505,255
Intercompany	(664,651)	773,091	(108,440)	—	—

	1,091,147	1,278,056	(108,222)	—	2,260,981
Financial services	—	6,590	787,593	—	794,183

Total liabilities	1,091,147	1,284,646	679,371	—	3,055,164
Stockholders’ equity	1,659,262	1,955,678	197,821	(2,153,499)	1,659,262

	$2,750,409	3,240,324	877,192	(2,153,499)	4,714,426

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Earnings

Year Ended November 30, 2002

	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Revenues:
Homebuilding	$—	6,835,577	6	—	6,835,583
Financial services	—	66,577	420,604	(2,962)	484,219

Total revenues	—	6,902,154	420,610	(2,962)	7,319,802

Costs and expenses:
Homebuilding	—	5,855,396	564	—	5,855,960
Financial services	—	54,434	302,174	—	356,608
Corporate general and administrative	85,958	—	—	—	85,958
Interest	—	148,529	—	(2,962)	145,567

Total costs and expenses	85,958	6,058,359	302,738	(2,962)	6,444,093

Earnings (loss) before provision (benefit) for income taxes	(85,958)	843,795	117,872	—	875,709
Provision (benefit) for income taxes	(32,391)	318,533	44,438	—	330,580
Equity in earnings from subsidiaries	598,696	73,434	—	(672,130)	—

Net earnings	$545,129	598,696	73,434	(672,130)	545,129

Consolidating Statement of Earnings

Year Ended November 30, 2001

	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Revenues:
Homebuilding	$—	5,603,943	4	—	5,603,947
Financial services	—	55,146	370,208	—	425,354

Total revenues	—	5,659,089	370,212	—	6,029,301

Costs and expenses:
Homebuilding	—	4,817,778	543	—	4,818,321
Financial services	—	62,358	273,865	—	336,223
Corporate general and administrative	75,831	—	—	—	75,831
Interest	—	119,503	—	—	119,503

Total costs and expenses	75,831	4,999,639	274,408	—	5,349,878

Earnings (loss) before provision (benefit) for income taxes	(75,831)	659,450	95,804	—	679,423
Provision (benefit) for income taxes	(27,829)	253,888	35,519	—	261,578
Equity in earnings from subsidiaries	465,847	60,285	—	(526,132)	—

Net earnings	$417,845	465,847	60,285	(526,132)	417,845

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Earnings

Year Ended November 30, 2000

	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Revenues:
Homebuilding	$—	4,387,157	2,877	—	4,390,034
Financial services	—	47,818	269,116	—	316,934

Total revenues	—	4,434,975	271,993	—	4,706,968

Costs and expenses:
Homebuilding	—	3,906,772	2,466	—	3,909,238
Financial services	—	52,533	220,806	—	273,339
Corporate general and administrative	50,155	—	—	—	50,155
Interest	—	98,601	—	—	98,601

Total costs and expenses	50,155	4,057,906	223,272	—	4,331,333

Earnings (loss) before provision (benefit) for income taxes	(50,155)	377,069	48,721	—	375,635
Provision (benefit) for income taxes	(20,298)	147,057	19,739	—	146,498
Equity in earnings from subsidiaries	258,994	28,982	—	(287,976)	—

Net earnings	$229,137	258,994	28,982	(287,976)	229,137

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows

Year Ended November 30, 2002

	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Cash flows from operating activities:
Net earnings (loss)	$545,129	598,696	73,434	(672,130)	545,129
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities	(500,149)	(299,043)	(198,513)	657,144	(340,561)

Net cash provided by (used in) operating activities	44,980	299,653	(125,079)	(14,986)	204,568

Cash flows from investing activities:
Decrease in investments in unconsolidated partnerships, net	—	57,891	11	—	57,902
Acquisitions, net of cash acquired	—	(415,607)	(8,670)	—	(424,277)
Other	(1,759)	3,382	(925)	—	698

Net cash used in investing activities	(1,759)	(354,334)	(9,584)	—	(365,677)

Cash flows from financing activities:
Net borrowings (repayments) under revolving credit facilities and other borrowings	(6,806)	(119,635)	—	14,986	(111,455)
Net borrowings under financial services debt	—	—	156,379	—	156,379
Common stock:
Issuance	19,317	—	—	—	19,317
Repurchases	(65)	—	—	—	(65)
Dividends	(3,182)	—	—	—	(3,182)
Intercompany	(141,647)	170,593	(28,946)	—	—

Net cash provided by (used in) financing activities	(132,383)	50,958	127,433	14,986	60,994

Net decrease in cash	(89,162)	(3,723)	(7,230)	—	(100,115)
Cash at beginning of year	710,325	113,718	53,231	—	877,274

Cash at end of year	$621,163	109,995	46,001	—	777,159

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows

Year Ended November 30, 2001

	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Cash flows from operating activities:
Net earnings (loss)	$417,845	465,847	60,285	(526,132)	417,845
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities	(393,618)	(217,936)	(273,227)	526,132	(358,649)

Net cash provided by (used in) operating activities	24,227	247,911	(212,942)	—	59,196

Cash flows from investing activities:
Decrease in investments in unconsolidated partnerships, net	—	5,582	19	—	5,601
Other	17	(7,913)	4,158	—	(3,738)

Net cash provided by (used in) investing activities	17	(2,331)	4,177	—	1,863

Cash flows from financing activities:
Net borrowings (repayments) under revolving credit facilities and other borrowings	219,974	(21,385)	—	—	198,589
Net borrowings under financial services debt	—	—	267,106	—	267,106
Common stock:
Issuance	19,789	—	—	—	19,789
Dividends	(3,146)	—	—	—	(3,146)
Intercompany	243,681	(198,242)	(45,439)	—	—

Net cash provided by (used in) financing activities	480,298	(219,627)	221,667	—	482,338

Net increase in cash	504,542	25,953	12,902	—	543,397
Cash at beginning of year	205,783	87,765	40,329	—	333,877

Cash at end of year	$710,325	113,718	53,231	—	877,274

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows

Year Ended November 30, 2000

	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Cash flows from operating activities:
Net earnings (loss)	$229,137	258,994	28,982	(287,976)	229,137
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities	(137,914)	178,586	(77,281)	287,976	251,367

Net cash provided by (used in) operating activities	91,223	437,580	(48,299)	—	480,504

Cash flows from investing activities:
Increase in investments in unconsolidated partnerships, net	—	(2,857)	—	—	(2,857)
Acquisitions, net of cash acquired	—	(152,386)	(5,971)	—	(158,357)
Other	(1,409)	(4,148)	(19,945)	—	(25,502)

Net cash used in investing activities	(1,409)	(159,391)	(25,916)	—	(186,716)

Cash flows from financing activities:
Net borrowings (repayments) under revolving credit facilities and other borrowings	179,259	(271,485)	—	—	(92,226)
Net borrowings under financial services debt	—	—	165,497	—	165,497
Common stock:
Issuance	4,472	—	—	—	4,472
Repurchases	(152,925)	—	—	—	(152,925)
Dividends	(2,896)	—	—	—	(2,896)
Intercompany	42,210	44,189	(86,399)	—	—

Net cash provided by (used in) financing activities	70,120	(227,296)	79,098	—	(78,078)

Net increase in cash	159,934	50,893	4,883	—	215,710
Cash at beginning of year	45,849	36,872	35,446	—	118,167

Cash at end of year	$205,783	87,765	40,329	—	333,877

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.    Quarterly Data (unaudited)

	First	Second	Third	Fourth
	(In thousands, except per share amounts)
2002
Revenues	$1,247,744	1,571,617	1,860,803	2,639,638
Earnings before provision for income taxes	$115,487	170,293	228,464	361,465
Net earnings	$71,891	106,007	142,219	225,012
Earnings per share:
Basic	$1.14	1.66	2.22	3.51
Diluted	$1.03	1.51	2.01	3.16

2001
Revenues	$1,104,042	1,391,533	1,577,628	1,956,098
Earnings before provision for income taxes	$83,360	157,733	173,488	264,842
Net earnings	$51,266	97,006	106,695	162,878
Earnings per share:
Basic	$0.83	1.55	1.69	2.58
Diluted	$0.75	1.40	1.53	2.32

Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year.

18.    Subsequent Event

On February 5, 2003, the Company issued $350 million of 5.95% senior notes due 2013 at a price of 98.287%. The senior notes are guaranteed on a joint and several basis by substantially all of the Company’s subsidiaries, other than subsidiaries engaged in mortgage and reinsurance activities. Proceeds from the offering, after underwriting discount and expenses, were approximately $342 million. The Company added the proceeds to its general working capital so that the proceeds are available for use in the Company’s operations, for acquisitions and to purchase or repay outstanding indebtedness.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

Information about our directors and their compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 2003 (120 days after the end of our fiscal year). The following people were our executive officers on February 20, 2003:

Name/Position	Age	Year of Election
Stuart A. Miller, President and Chief Executive Officer	45	1997

Robert J. Strudler, Vice Chairman and Chief Operating Officer	60	2000

Bruce E. Gross, Vice President and Chief Financial Officer	44	1997

Marshall H. Ames, Vice President	59	1982

Diane J. Bessette, Vice President and Controller	42	1997

Jonathan M. Jaffe, Vice President	43	1994

Craig M. Johnson, Vice President, Community Development	49	2000

Waynewright Malcolm, Vice President and Treasurer	39	1997

David B. McCain, Vice President, General Counsel and Secretary	42	1998

Allan J. Pekor, Vice President	66	1997

The year of election represents the year that the executive officer was elected to his or her current position.

Mr. Stuart Miller has been our President and Chief Executive Officer since April 1997 and is one of our Directors. Prior to that, Mr. Miller held various executive positions with us and had been a Vice President since 1985. Mr. Miller is also the Chairman of the Board of LNR Property Corporation.

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

Mr. Pekor has held various executive positions with us since 1979. Mr. Pekor presently serves as a Vice President and has served as President of Lennar Financial Services, LLC since 1997.

Item	11. Executive Compensation.

The information called for by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 2003 (120 days after the end of our fiscal year).

Item	12. Security Ownership of Certain Beneficial Owners and Management.

The information called for by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 2003 (120 days after the end of our fiscal year).

Item	13. Certain Relationships and Related Transactions.

The information called for by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 2003 (120 days after the end of our fiscal year).

Item 14.    Controls and Procedures.

Within 90 days prior to the filing of this report on Form 10-K, our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) performed an evaluation of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of November 30, 2002 to ensure that required information was disclosed on a timely basis in our reports filed under the Securities Exchange Act.

Our CEO and CFO have determined, based upon their most recent evaluation, that there have been no significant changes in our internal controls that could significantly affect our internal controls and procedures subsequent to that evaluation.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  Documents filed as part of this Report.

1.  The following financial statements are contained in Item 8:

2.  The following financial statement schedule is included in this Report:

Financial Statement Schedule	Page in this Report
Independent Auditors’ Report	69
Schedule II—Valuation and Qualifying Accounts	70

Information required by other schedules has either been incorporated in the consolidated financial statements and accompanying notes or is not applicable to us.

3.  The following exhibits are filed with this Report or incorporated by reference:

3	(a).	Amended and Restated Certificate of Incorporation, dated April 28, 1998—Incorporated by reference to Exhibit 3(a) to the Annual Report on Form 10-K for the fiscal year ended November 30, 1998.

3	(b).	Certificate of Amendment to Certificate of Incorporation, dated April 9, 1999—Incorporated by reference to Exhibit 3(a) to the Annual Report on Form 10-K for the fiscal year ended November 30, 1999.

3	(c).	Bylaws—Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated November 17, 1997, file number 1-06643.

4	(a).

Indenture, dated as of December 31, 1997, between Lennar Corporation and Bank One Trust Company, N.A., as successor in interest to The First National Bank of Chicago, as trustee—Incorporated by Reference to Registration Statement No. 333-45527.

4	(b).

First Supplemental Indenture, dated as of July 29, 1998, between Lennar Corporation and Bank One Trust Company, N.A., as successor in interest to The First National Bank of Chicago, as trustee (relating to Lennar’s Zero Coupon Senior Convertible Debentures due 2018)—Incorporated by reference to the Current Report on Form 8-K dated July 24, 1998, file number 1-11749.

4	(c).

Second Supplemental Indenture, dated as of February 19, 1999, between Lennar Corporation and Bank One Trust Company, N.A., as successor in interest to The First National Bank of Chicago, as trustee (relating to Lennar’s 7 5/8% Senior Notes due 2009)—Incorporated by reference to the Current Report on Form 8-K dated February 19, 1999, file number 1-11749.

4	(d).

Third Supplemental Indenture, dated May 3, 2000, by and among Lennar Corporation and Bank One Trust Company, N.A., as successor trustee to The First National Bank of Chicago (relating to Lennar’s 7 5/8% Senior Notes due 2009)—Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended November 30, 2000.

4	(e).

Fourth Supplemental Indenture, dated May 3, 2000, by and among Lennar Corporation and Bank One Trust Company, N.A., as successor trustee to The First National Bank of Chicago (relating to Lennar’s Zero Coupon Senior Convertible Debentures due 2018)—Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended November 30, 2000.

4	(f).

Fifth Supplemental Indenture, dated April 4, 2001, by and among Lennar Corporation and Bank One Trust Company, N.A., as trustee (relating to Lennar’s Zero Coupon Convertible Senior Subordinated Notes due 2021)—Incorporated by reference to the Current Report on Form 8-K dated April 4, 2001, file number 1-11749.

4	(g).

Indenture, dated May 3, 2000, by and among Lennar Corporation and Bank One Trust Company, N.A., as trustee, including Form of 9.95% Series A Senior Notes due 2010 and Form of 9.95% Series B Senior Notes due 2010—Incorporated by reference to Registration Statement No. 333-41316.

4	(h).	Registration Rights Agreement, dated May 3, 2000, by and among Lennar Corporation and the Initial Purchasers—Incorporated by reference to Registration Statement No. 333-41316.

10	(a).	Lennar Corporation 2000 Stock Option and Restricted Stock Plan—Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended February 28, 2001.

10	(b).	Amended and Restated Lennar Corporation 1997 Stock Option Plan—Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended November 30, 1997.

10	(c).	Lennar Corporation 1991 Stock Option Plan—Incorporated by reference to Registration Statement No. 33-45442.

10	(d).	Lennar Corporation Employee Stock Ownership Plan and Trust—Incorporated by reference to Registration Statement No. 2-89104.

10	(e).	Amendment dated December 13, 1989 to Lennar Corporation Employee Stock Ownership Plan—Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended November 30, 1990.

10	(f).	Lennar Corporation Employee Stock Ownership/401(k) Trust Agreement dated December 13, 1989—Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended November 30, 1990.

10	(g).	Amendment dated April 18, 1990 to Lennar Corporation Employee Stock Ownership/401(k) Plan—Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended November 30, 1990.

10	(h).

Partnership Agreement for Lennar Land Partners by and between Lennar Land Partners Sub, Inc. and LNR Land Partners Sub, Inc., dated October 24, 1997—Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended November 30, 1997. Lennar Land Partners Sub II, Inc. and LNR Land Partners Sub II, Inc. entered into an identical Partnership Agreement for Lennar Land Partners II on June 28, 1999.

10	(i).	Separation and Distribution Agreement, dated June 10, 1997, between Lennar Corporation and LNR Property Corporation—Incorporated by reference to Registration Statement No. 333-35671.

10	(j).

Credit Agreement, dated October 31, 1997, by and among Lennar Land Partners and the Lenders named therein—Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended November 30, 1997.

10	(k).	Credit Agreement, dated May 3, 2000, among Lennar Corporation and various lenders—Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended November 30, 2000.

10	(l).

Plan and Agreement of Merger, dated as of February 16, 2000, between Lennar Corporation, U.S. Home Corporation and Len Acquisition Corporation—Incorporated by reference to the Current Report on Form 8-K dated February 23, 2000, file number 1-11749.

10(m).

Warehousing credit and security agreement dated June 25, 2001 between Universal American Mortgage Company, Eagle Home Mortgage, Inc., Ameristar Financial Services, Inc., Universal American Mortgage Company of California, UAMC Asset Corp. II and Residential Funding Corporation—Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended November 30, 2001.

10(n).	Lennar Corporation Nonqualified Deferred Compensation Plan—Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended August 31, 2002.

10(o).	Amended and Restated Credit Agreement, dated May 24, 2002 among Lennar Corporation and various lenders.

21.	List of subsidiaries.

23.	Independent Auditors’ Consent.

99.

Financial statements of Lennar Corporation’s affiliates whose securities collateralize Lennar’s 3 7/8% Zero-Coupon Senior Convertible Debentures due 2018, Lennar’s 7 5/8 % Senior Notes due 2009 and Lennar’s Credit Facilities.

99.1.	Certification by Stuart A. Miller, President and Chief Executive Officer, and Bruce E. Gross, Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Current Reports on Form 8-K filed during the quarter ended November 30, 2002. Registrant was not required to file, and has not filed, a Form 8-K during the quarter for which this report is being filed.

(c)  The exhibits to this Report are listed in Item 15(a)3.

(d)  The financial statement schedules required by Regulation S-X which are excluded from the Annual Report to Stockholders as permitted by Rule 14a-3(b)(1) are listed in Item 15(a)2.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

LENNAR CORPORATION

By:	/s/ STUART A. MILLER
Stuart A. Miller President, Chief Executive Officer and Director

Date: February 28, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated:

Name	Title	Date

Principal Executive Officer:

/s/ STUART A. MILLER Stuart A. Miller	President, Chief Executive Officer and Director	February 28, 2003

Principal Financial Officer:

/s/ BRUCE E. GROSS Bruce E. Gross	Vice President and Chief Financial Officer	February 28, 2003

Principal Accounting Officer:

/s/ DIANE J. BESSETTE Diane J. Bessette	Vice President and Controller	February 28, 2003

Directors:

/s/ IRVING BOLOTIN Irving Bolotin		February 28, 2003

/s/ STEVEN L. GERARD Steven L. Gerard		February 28, 2003

/s/ JONATHAN M. JAFFE Jonathan M. Jaffe		February 28, 2003

/s/ R. KIRK LANDON R. Kirk Landon		February 28, 2003

/s/ SIDNEY LAPIDUS Sidney Lapidus		February 28, 2003

/s/ HERVÉ RIPAULT Hervé Ripault		February 28, 2003

/s/ STEVEN J. SAIONTZ Steven J. Saiontz		February 28, 2003

/s/ DONNA SHALALA Donna Shalala		February 28, 2003

/s/ ROBERT J. STRUDLER Robert J. Strudler		February 28, 2003

CHIEF EXECUTIVE OFFICER’S CERTIFICATION

I, Stuart A. Miller, certify that:

1.  I have reviewed this annual report on Form 10-K of Lennar Corporation;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-14) for the registrant and we have:

a.  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the registrant’s periodic reports are being prepared;

b.  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ STUART A. MILLER
Stuart A. Miller President and Chief Executive Officer

Date: February 28, 2003

CHIEF FINANCIAL OFFICER’S CERTIFICATION

I, Bruce E. Gross, certify that:

1.  I have reviewed this annual report on Form 10-K of Lennar Corporation;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-14) for the registrant and we have:

a.  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the registrant’s periodic reports are being prepared;

b.  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ BRUCE E. GROSS
Bruce E. Gross Vice President and Chief Financial Officer

Date: February 28, 2003

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

Lennar Corporation:

We have audited the consolidated financial statements of Lennar Corporation and subsidiaries (the “Company”) as of November 30, 2002 and 2001 and for each of the three years in the period ended November 30, 2002, and have issued our report thereon dated January 7, 2003, except for Note 18, as to which the date is February 5, 2003; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of the Company, listed in Item 15(a)2. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    DELOITTE & TOUCHE LLP

Certified Public Accountants

Miami, Florida

January 7, 2003

LENNAR CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Years Ended November 30, 2002, 2001 and 2000

		Additions
Description	Beginning balance	Charged to costs and expenses	Charged to other accounts	Deductions	Ending balance
Year ended November 30, 2002
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts and notes receivable	$4,755,000	1,602,000	260,000	(3,451,000)	3,166,000

Deferred income and unamortized discounts	$4,641,000	6,156,000	20,000	(2,204,000)	8,613,000

Loan loss reserve	$4,065,000	190,000	—	(1,254,000)	3,001,000

Valuation allowance	$1,259,000	71,000	—	(1,254,000)	76,000

Deferred tax asset valuation allowance	$7,117,000	—	—	(139,000)	6,978,000

Year ended November 30, 2001
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts and notes receivable	$5,188,000	2,368,000	—	(2,801,000)	4,755,000

Deferred income and unamortized discounts	$8,345,000	7,000	254,000	(3,965,000)	4,641,000

Loan loss reserve	$3,645,000	655,000	9,000	(244,000)	4,065,000

Valuation allowance	$1,377,000	—	—	(118,000)	1,259,000

Deferred tax asset valuation allowance	$7,117,000	—	—	—	7,117,000

Year ended November 30, 2000
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts and notes receivable	$2,471,000	3,834,000	28,000	(1,145,000)	5,188,000

Deferred income and unamortized discounts	$1,128,000	—	7,896,000	(679,000)	8,345,000

Loan loss reserve	$3,778,000	—	—	(133,000)	3,645,000

Valuation allowance	$1,249,000	—	903,000	(775,000)	1,377,000

Deferred tax asset valuation allowance	$8,508,000	—	—	(1,391,000)	7,117,000

Exhibit Index

Exhibit Number	Description

10(o).	Amended and Restated Credit Agreement, dated May 24, 2002 among Lennar Corporation and various lenders.

21.	List of subsidiaries.

23.	Independent Auditors’ Consent.

99.

Financial statements of Lennar Corporation’s affiliates whose securities collateralize Lennar’s 3 7/8% Zero-Coupon Senior Convertible Debentures due 2018, Lennar’s 7 5/8% Senior Notes due 2009 and Lennar’s Credit Facilities.

99.1.	Certification by Stuart A. Miller, President and Chief Executive Officer, and Bruce E. Gross, Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.