Form 10-Q
period 2003-02-28
LENNAR CORP /NEW/
filed 2003-04-14
CIK 920760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2003

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

Common shares outstanding as of March 31, 2003:

Class A	55,341,138
Class B	9,700,462

Part I.    Financial Information

Item 1.    Financial Statements

Lennar Corporation and Subsidiaries

Consolidated Condensed Balance Sheets

(In thousands, except per share amounts)

	(Unaudited) February 28, 2003	November 30, 2002

ASSETS
Homebuilding:
Cash	$500,227	731,163
Receivables, net	51,348	48,432
Inventories:
Finished homes and construction in progress	2,300,746	2,044,694
Land under development	1,354,329	1,185,473
Land held for development	7,244	7,410

Total inventories	3,662,319	3,237,577
Investments in unconsolidated partnerships	298,440	285,594
Other assets	390,897	357,738

	4,903,231	4,660,504
Financial services	688,595	1,095,129

Total assets	$5,591,826	5,755,633

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable and other liabilities	$879,703	969,779
Senior notes and other debts payable, net	1,826,790	1,585,309

	2,706,493	2,555,088
Financial services	551,544	971,388

Total liabilities	3,258,037	3,526,476

Stockholders’ equity:
Preferred stock	—	—
Class A common stock of $0.10 par value per share, 65,138 shares issued at February 28, 2003	6,514	6,506
Class B common stock of $0.10 par value per share, 9,700 shares issued at February 28, 2003	970	970
Additional paid-in capital	875,927	873,502
Retained earnings	1,644,463	1,538,945
Unearned restricted stock	(6,560)	(7,337)
Deferred compensation plan; 73 Class A common shares at February 28, 2003	(1,342)	(1,103)
Deferred compensation liability	1,342	1,103
Treasury stock, at cost; 9,849 Class A common shares at February 28, 2003	(159,038)	(158,992)
Accumulated other comprehensive loss	(28,487)	(24,437)

Total stockholders’ equity	2,333,789	2,229,157

Total liabilities and stockholders’ equity	$5,591,826	5,755,633

See accompanying notes to consolidated condensed financial statements.

Lennar Corporation and Subsidiaries

Consolidated Condensed Statements of Earnings

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	February 28,
	2003	2002

Revenues:
Homebuilding	$1,488,735	1,142,119
Financial services	128,135	105,625

Total revenues	1,616,870	1,247,744

Costs and expenses:
Homebuilding	1,300,422	1,009,384
Financial services	93,790	82,201
Corporate general and administrative	21,664	16,624
Interest	30,202	24,048

Total costs and expenses	1,446,078	1,132,257

Earnings before provision for income taxes	170,792	115,487
Provision for income taxes	64,474	43,596

Net earnings	$106,318	71,891

Basic earnings per share (adjusted for 10% stock distribution, see Notes 3 and 8)	$1.51	1.03

Diluted earnings per share (adjusted for 10% stock distribution, see Notes 3 and 8)	$1.37	0.94

Cash dividends per Class A common share	$0.0125	0.0125

Cash dividends per Class B common share	$0.01125	0.01125

See accompanying notes to consolidated condensed financial statements.

Lennar Corporation and Subsidiaries

Consolidated Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended
	February 28,
	2003	2002

Cash flows from operating activities:
Net earnings	$106,318	71,891
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	14,406	10,206
Amortization of discount on debt	6,371	6,213
Tax benefit from employee stock plans and vesting of restricted stock	764	2,670
Equity in earnings from unconsolidated partnerships	(8,602)	(6,213)
Deferred income tax provision (benefit)	(7,578)	10,676
Changes in assets and liabilities, net of effect from acquisitions:
(Increase) decrease in receivables	7,251	(30,908)
Increase in inventories	(428,062)	(154,789)
Increase in other assets	(16,470)	(3,714)
Decrease in financial services loans held for sale	413,750	298,947
Decrease in accounts payable and other liabilities	(107,930)	(105,768)

Net cash provided by (used in) operating activities	(19,782)	99,211

Cash flows from investing activities:
Net additions to operating properties and equipment	(4,066)	(1,957)
(Increase) decrease in investments in unconsolidated partnerships, net	26,032	(15,577)
(Increase) decrease in financial services mortgage loans	(2,460)	5,170
Purchases of investment securities	(3,982)	(8,978)
Receipts from investment securities	—	14,000
Acquisitions, net of cash acquired	(28,194)	(20,839)

Net cash used in investing activities	(12,670)	(28,181)

Cash flows from financing activities:
Net repayments under financial services short-term debt	(414,012)	(299,659)
Net proceeds from issuance of 5.95% senior notes	341,730	—
Proceeds from other borrowings	—	17
Principal payments on other borrowings	(121,305)	(90,954)
Common stock:
Issuance, net	1,624	5,944
Dividends	(800)	(790)

Net cash used in financing activities	(192,763)	(385,442)

Net decrease in cash	(225,215)	(314,412)
Cash at beginning of period	777,159	877,274

Cash at end of period	$551,944	562,862

Lennar Corporation and Subsidiaries

Consolidated Condensed Statements of Cash Flows — Continued

(Unaudited)

(In thousands)

	Three Months Ended
	February 28,
	2003	2002

Summary of cash:
Homebuilding	$500,227	483,573
Financial services	51,717	79,289

	$551,944	562,862

Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$ 5,496	7,897
Cash paid for income taxes	$129,099	78,595

Supplemental disclosures of non-cash investing and financing activities:
Purchases of inventory financed by sellers	$ 12,443	2,639
Fair value of guarantees of partnership debt	$ 487	—

See accompanying notes to consolidated condensed financial statements.

Lennar Corporation and Subsidiaries

Notes to Consolidated Condensed Financial Statements

(Unaudited)

(1)	Basis of Presentation

The accompanying consolidated condensed financial statements include the accounts of Lennar Corporation and all subsidiaries, partnerships and other entities in which a controlling interest is held (the “Company”). The Company’s investments in unconsolidated partnerships in which a significant, but less than controlling, interest is held are accounted for by the equity method. Controlling interest is determined based on a number of factors, which include the Company’s ownership interest and participation in the management of the partnership. All significant intercompany transactions and balances have been eliminated in consolidation. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the November 30, 2002 audited financial statements in the Company’s Annual Report on Form 10-K for the year then ended. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the accompanying consolidated condensed financial statements have been made. Certain prior year amounts in the consolidated condensed financial statements have been reclassified to conform with the current period presentation.

The Company historically has experienced, and expects to continue to experience, variability in quarterly results. The consolidated condensed statement of earnings for the three months ended February 28, 2003 is not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

As discussed in Note 8, basic and diluted earnings per share amounts, weighted average shares outstanding and certain other share data have been restated for the three months ended February 28, 2003 and 2002 to reflect the effect of the April 2003 stock distribution.

(2)	Operating and Reporting Segments

The Company has two operating and reporting segments: Homebuilding and Financial Services. The Company’s reportable segments are strategic business units that offer different products and services.

Homebuilding operations primarily include the sale and construction of single-family attached and detached homes, as well as the purchase, development and sale of residential land directly and through unconsolidated partnerships.

(2)	Operating and Reporting Segments, Continued

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

	Three Months Ended
	February 28,
(In thousands, except per share amounts)	2003	2002

Numerator:
Numerator for basic earnings per share—net earnings	$106,318	71,891
Interest on zero-coupon senior convertible debentures due 2018, net of tax	1,642	1,578

Numerator for diluted earnings per share	$107,960	73,469

Denominator (adjusted for 10% stock distribution, see disclosure below):
Denominator for basic earnings per share—weighted average shares	70,633	69,633
Effect of dilutive securities:
Employee stock options and restricted stock	1,465	1,850
Zero-coupon senior convertible debentures due 2018	6,715	6,716

Denominator for diluted earnings per share—adjusted weighted average shares and assumed conversions	78,813	78,199

Basic earnings per share (adjusted for 10% stock distribution)	$1.51	1.03

Diluted earnings per share (adjusted for 10% stock distribution)	$1.37	0.94

Basic and diluted earnings per share amounts and weighted average shares outstanding have been restated for the three months ended February 28, 2003 and 2002 to reflect the effect of a 10% stock distribution. Basic and diluted earnings per share without the effect of the 10% stock distribution were $1.66 per share and $1.51 per share, respectively, for the three months ended February 28, 2003 and $1.14 per share and $1.03 per share, respectively, for the three months ended February 28, 2002.

(3)	Earnings Per Share, Continued

In 2001, the Company issued zero-coupon convertible senior subordinated notes due 2021. The notes are convertible at any time into the Company’s Class A common stock if the sale price of the Company’s Class A common stock exceeds certain thresholds or in other specified instances, at the rate of approximately 7.0 shares per $1,000 face amount at maturity, which would total approximately 4.4 million shares (shares were adjusted for 10% stock distribution). These shares were not included in the calculation of diluted earnings per share for the three months ended February 28, 2003 and 2002 because the average closing price of the Company’s common stock over the last twenty trading days of each quarter did not exceed 110% ($68.97 per share at February 28, 2003) of the accreted conversion price. The number of shares of Class A common stock issuable on conversion will increase by approximately 10% as a result of the stock distribution.

(4)	Financial Services

The assets and liabilities related to the Company’s financial services operations were as follows:

	(Unaudited)
	February 28,	November 30,
(In thousands)	2003	2002

Assets:
Cash and receivables, net	$237,460	239,893
Mortgage loans held for sale, net	294,543	708,304
Mortgage loans, net	32,810	30,341
Title plants	15,171	15,586
Goodwill, net	35,252	34,002
Other	65,161	57,801
Limited-purpose finance subsidiaries	8,198	9,202

	$688,595	1,095,129

Liabilities:
Notes and other debts payable	$439,349	853,416
Other	103,997	108,770
Limited-purpose finance subsidiaries	8,198	9,202

	$551,544	971,388

(5)	Cash

Cash as of February 28, 2003 and November 30, 2002 included $40.7 million and $56.2 million, respectively, of cash primarily held in escrow for approximately three days and $18.7 million and $20.9 million, respectively, of restricted deposits.

(6)	Debt

In February 2003, the Company amended and restated its senior secured credit facilities (the “Credit Facilities”) to provide the Company with up to $1.2 billion of financing. The Credit Facilities consist of a $653 million revolving credit facility maturing in April 2006, a $273 million 364-day revolving credit facility maturing in April 2003, at which time the Company expects the facility to be renewed, and a $300 million term loan B maturing in December 2008. Prior to the amendment, the Company paid down $89.0 million of the term loan B. The Company may elect to convert borrowings under the 364-day revolving credit facility to a term loan, which would mature in April 2006. The Credit Facilities are collateralized by the stock of certain of the Company’s subsidiaries and are also guaranteed on a joint and several basis by substantially all of the Company’s subsidiaries, other than the subsidiaries engaged in mortgage and title reinsurance activities. At February 28, 2003, $300.0 million was outstanding under the term loan B and zero was outstanding under the revolving credit facilities. Interest rates are LIBOR-based and the margins are set by a pricing grid with thresholds that adjust based on changes in the Company’s leverage ratio and the Credit Facilities’ credit rating. At February 28, 2003, the Company had letters of credit outstanding in the amount of $464.6 million. The majority of these letters of credit are posted with regulatory bodies to guarantee the Company’s performance of certain development and construction activities. Of the Company’s total letters of credit, $270.7 million were collateralized against certain borrowings available under the Credit Facilities.

In February 2003, the Company issued $350 million of 5.95% senior notes due 2013 at a price of 98.287%. The senior notes are guaranteed on a joint and several basis by substantially all of the Company’s subsidiaries, other than subsidiaries engaged in mortgage and title reinsurance activities. Proceeds from the offering, after underwriting discount and expenses, were approximately $342 million. The Company used $116 million of the proceeds to repay outstanding indebtedness and added the remainder to its general working capital. The senior notes were issued under the Company’s shelf registration statement.

(7)	Guarantees

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation (FIN) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. In accordance with the provisions of FIN No. 45, the Company adopted the initial recognition and measurement provisions on a prospective basis to guarantees issued after December 31, 2002. The implementation of FIN No. 45 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

Warranty and similar reserves for homes are established in an amount estimated to be adequate to cover potential costs for materials and labor with regard to warranty-type claims to be incurred subsequent to the delivery of a home. Reserves are determined based on historical data and trends with respect to similar product types and geographical areas. The following table sets forth the activity in the Company’s warranty reserve for the three months ended February 28, 2003 (unaudited):

(In thousands)
Warranty reserve, November 30, 2002	$93,606
Provision	14,750
Payments	(15,917)
Other	359

Warranty reserve, February 28, 2003	$92,798

(7)	Guarantees, Continued

In some instances, the Company and/or its partners have provided varying levels of guarantees on certain partnership debt. At February 28, 2003, the Company had recourse guarantees of $80.0 million and limited maintenance guarantees of $136.1 million of partnership debt. When the Company provides guarantees, the partnership generally receives more favorable terms from its lenders. The limited maintenance guarantees only apply if a partnership defaults on its loan arrangements and the carrying value of the collateral (generally land and improvements) is less than a specified percentage of the loan balance. If the Company is required to make a payment under a limited maintenance guarantee to bring the carrying value of the collateral above the specified percentage of the loan balance, the payment would constitute a capital contribution or loan to the unconsolidated partnership and increase the Company’s share of any funds the unconsolidated partnership distributes. There were no assets held as collateral that, upon the occurrence of any triggering event or condition under the guarantee, the Company could obtain and liquidate to recover all or a portion of the amounts paid under the guarantee.

(8)	Stockholders’ Equity

On April 8, 2003, at the Company’s Annual Meeting of Stockholders, the Company’s stockholders approved an amendment to its certificate of incorporation that eliminated the restrictions on transfer of the Company’s Class B common stock and eliminated a difference between the dividends on the common stock (renamed Class A common stock) and the Class B common stock. The only significant remaining difference between the Class A common stock and the Class B common stock is that the Class A common stock entitles holders to one vote per share and the Class B common stock entitles holders to ten votes per share.

Because stockholders approved the change to the terms of the Class B common stock, the Company will be distributing to the holders of record of its stock at the close of business on April 9, 2003, one share of Class B common stock for each ten shares of Class A common stock or Class B common stock held at that time. The distribution is expected to take place on April 21, 2003. The Company’s Class B common stock will be listed on the New York Stock Exchange (“NYSE”). The Company’s Class A common stock already is listed on the NYSE.

Additionally, the Company’s stockholders approved an amendment to the certificate of incorporation increasing the number of shares of common stock the Company is authorized to issue to 300 million shares of Class A common stock and 90 million shares of Class B common stock. However, the Company has committed to Institutional Shareholder Services that it will not issue, without a subsequent stockholder vote, shares that would increase the outstanding Class A common stock to more than 170 million shares or increase the outstanding Class B common stock to more than 45 million shares.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, basic and diluted earnings per share amounts and weighted average shares outstanding have been restated for the three months ended February 28, 2003 and 2002 to reflect the effect of the distribution of Class B common stock. The distribution will have no net effect on total stockholders’ equity.

(9)	Comprehensive Income

The Company has various interest rate swap agreements which effectively convert variable interest rates to fixed interest rates on approximately $300 million of outstanding debt related to its homebuilding operations. The swap agreements have been designated as cash flow hedges and, accordingly, are reflected at their fair value in the consolidated condensed balance sheets. The related loss is deferred, net of tax, in stockholders’ equity as accumulated other comprehensive loss.

Comprehensive income represents changes in stockholders’ equity from non-owner sources. For the three months ended February 28, 2003 and 2002, the change in the fair value of interest rate swaps was the only other amount besides the Company’s net earnings in deriving comprehensive income. Comprehensive income was $102.3 million and $72.8 million for the three months ended February 28, 2003 and 2002, respectively.

(10)	Stock-Based Compensation

The Company accounts for its stock option grants under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No compensation expense is recognized because all stock options granted have exercise prices not less than the market value of the Company’s stock on the date of the grant. Restricted stock grants are valued based on the market price of the common stock on the date of the grant. Unearned compensation arising from the restricted stock grants is amortized to expense using the straight-line method over the period of the restrictions. Unearned restricted stock is shown as a reduction of stockholders’ equity in the consolidated condensed balance sheets.

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (unaudited):

	Three Months Ended February 28,
(In thousands, except per share amounts)	2003	2002

Net earnings, as reported	$106,318	71,891
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,464)	(965)

Pro forma net earnings	$104,854	70,926

Earnings per share:
Basic—as reported (adjusted for 10% stock distribution)	$1.51	1.03

Basic—pro forma (adjusted for 10% stock distribution)	$1.48	1.02

Diluted—as reported (adjusted for 10% stock distribution)	$1.37	0.94

Diluted—pro forma (adjusted for 10% stock distribution)	$1.35	0.93

(11)	New Accounting Pronouncement

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. FIN No. 46 provides accounting guidance for consolidation of off-balance sheet entities with certain characteristics (variable interest entities). The consolidation requirements apply to variable interest entities created after January 31, 2003 and to variable interest entities in which the Company maintains an interest after August 31, 2003. The Company has adopted the requirements of FIN No. 46 for the Company’s partnerships formed after January 31, 2003, none of which were considered variable interest entities. The Company is in the process of evaluating the remainder of its investments and other interests in entities that may be deemed variable interest entities under the provisions of FIN No. 46. These include interests in unconsolidated partnerships with assets totaling approximately $1.5 billion at February 28, 2003. The Company’s maximum exposure to loss represents its recorded investment in these partnerships totaling $298.4 million plus the guarantees discussed in Note 7. FIN No. 46 may also apply to certain option contracts to acquire land. The Company believes that many of these interests and entities will not be consolidated, and may not ultimately fall under the provisions of FIN No. 46. The Company cannot make any definitive conclusion until it completes its evaluation.

(12)	Supplemental Financial Information

The Company’s obligations to pay principal, premium, if any, and interest under certain debt instruments are guaranteed on a joint and several basis by substantially all of its subsidiaries, other than subsidiaries engaged in mortgage and title reinsurance activities. The guarantees are full and unconditional and the guarantor subsidiaries are 100% owned by Lennar Corporation. The Company has determined that separate, full financial statements of the guarantors would not be material to investors and, accordingly, supplemental financial information for the guarantors is presented.

Consolidating Condensed Balance Sheet

February 28, 2003

(Unaudited)

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

ASSETS
Homebuilding:
Cash and receivables, net	$411,671	139,904	—	—	551,575
Inventories	—	3,655,751	6,568	—	3,662,319
Investments in unconsolidated partnerships	—	298,440	—	—	298,440
Other assets	87,292	303,605	—	—	390,897
Investments in subsidiaries	2,693,606	314,564	—	(3,008,170)	—

	3,192,569	4,712,264	6,568	(3,008,170)	4,903,231
Financial services	—	11,569	692,040	(15,014)	688,595

Total assets	$3,192,569	4,723,833	698,608	(3,023,184)	5,591,826

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable and other liabilities	$266,127	613,487	89	—	879,703
Senior notes and other debts payable, net	1,738,179	103,625	—	(15,014)	1,826,790
Intercompany	(1,145,526)	1,306,748	(161,222)	—	—

	858,780	2,023,860	(161,133)	(15,014)	2,706,493
Financial services	—	6,367	545,177	—	551,544

Total liabilities	858,780	2,030,227	384,044	(15,014)	3,258,037
Stockholders’ equity	2,333,789	2,693,606	314,564	(3,008,170)	2,333,789

Total liabilities and stockholders’ equity	$3,192,569	4,723,833	698,608	(3,023,184)	5,591,826

(12)	Supplemental Financial Information, Continued

Consolidating Condensed Balance Sheet

November 30, 2002

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

ASSETS
Homebuilding:
Cash and receivables, net	$622,019	157,566	10	—	779,595
Inventories	—	3,231,015	6,562	—	3,237,577
Investments in unconsolidated partnerships	—	285,594	—	—	285,594
Other assets	84,122	273,616	—	—	357,738
Investments in subsidiaries	2,584,512	302,655	—	(2,887,167)	—

	3,290,653	4,250,446	6,572	(2,887,167)	4,660,504
Financial services	—	35,933	1,074,241	(15,045)	1,095,129

Total assets	$3,290,653	4,286,379	1,080,813	(2,902,212)	5,755,633

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable and other liabilities	$333,746	635,842	222	(31)	969,779
Senior notes and other debts payable, net	1,478,821	121,502	—	(15,014)	1,585,309
Intercompany	(751,071)	931,951	(180,880)	—	—

	1,061,496	1,689,295	(180,658)	(15,045)	2,555,088
Financial services	—	12,572	958,816	—	971,388

Total liabilities	1,061,496	1,701,867	778,158	(15,045)	3,526,476
Stockholders’ equity	2,229,157	2,584,512	302,655	(2,887,167)	2,229,157

Total liabilities and stockholders’ equity	$3,290,653	4,286,379	1,080,813	(2,902,212)	5,755,633

(12)	Supplemental Financial Information, Continued

Consolidating Condensed Statement of Earnings

Three Months Ended February 28, 2003

(Unaudited)

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

Revenues:
Homebuilding	$—	1,488,735	—	—	1,488,735
Financial services	—	1,296	127,799	(960)	128,135

Total revenues	—	1,490,031	127,799	(960)	1,616,870

Costs and expenses:
Homebuilding	—	1,300,288	134	—	1,300,422
Financial services	—	1,571	92,219	—	93,790
Corporate general and administrative	21,664	—	—	—	21,664
Interest	—	31,162	—	(960)	30,202

Total costs and expenses	21,664	1,333,021	92,353	(960)	1,446,078

Earnings (loss) before income taxes	(21,664)	157,010	35,446	—	170,792
Provision (benefit) for income taxes	(8,249)	59,271	13,452	—	64,474
Equity in earnings (loss) from subsidiaries	119,733	21,994	—	(141,727)	—

Net earnings (loss)	$106,318	119,733	21,994	(141,727)	106,318

Consolidating Condensed Statement of Earnings

Three Months Ended February 28, 2002

(Unaudited)

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

Revenues:
Homebuilding	$—	1,142,113	6	—	1,142,119
Financial services	—	11,088	94,537	—	105,625

Total revenues	—	1,153,201	94,543	—	1,247,744

Costs and expenses:
Homebuilding	—	1,009,234	150	—	1,009,384
Financial services	—	10,517	71,684	—	82,201
Corporate general and administrative	16,624	—	—	—	16,624
Interest	—	24,048	—	—	24,048

Total costs and expenses	16,624	1,043,799	71,834	—	1,132,257

Earnings (loss) before income taxes	(16,624)	109,402	22,709	—	115,487
Provision (benefit) for income taxes	(6,262)	41,299	8,559	—	43,596
Equity in earnings (loss) from subsidiaries	82,253	14,150	—	(96,403)	—

Net earnings (loss)	$71,891	82,253	14,150	(96,403)	71,891

(12)	Supplemental Financial Information, Continued

Consolidating Condensed Statement of Cash Flows

Three Months Ended February 28, 2003

(Unaudited)

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

Cash flows from operating activities:
Net earnings (loss)	$106,318	119,733	21,994	(141,727)	106,318
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities	(183,542)	(503,272)	418,987	141,727	(126,100)

Net cash provided by (used in) operating activities	(77,224)	(383,539)	440,981	—	(19,782)

Cash flows from investing activities:
Decrease in investments in unconsolidated partnerships, net	—	26,032	—	—	26,032
Acquisitions, net of cash acquired	—	(26,944)	(1,250)	—	(28,194)
Other	(1,085)	(1,546)	(7,877)	—	(10,508)

Net cash used in investing activities	(1,085)	(2,458)	(9,127)	—	(12,670)

Cash flows from financing activities:
Net repayments under other borrowings	(91,000)	(30,319)	—	—	(121,319)
Net repayments under financial services debt	—	—	(413,998)	—	(413,998)
Net proceeds from issuance of 5.95% senior notes	341,730	—	—	—	341,730
Common stock:
Issuance, net	1,624	—	—	—	1,624
Dividends	(800)	—	—	—	(800)
Intercompany	(383,852)	395,998	(12,146)	—	—

Net cash provided by (used in) financing activities	(132,298)	365,679	(426,144)	—	(192,763)

Net increase (decrease) in cash	(210,607)	(20,318)	5,710	—	(225,215)
Cash at beginning of period	621,163	109,995	46,001	—	777,159

Cash at end of period	$410,556	89,677	51,711	—	551,944

(12)	Supplemental Financial Information, Continued

Consolidating Condensed Statement of Cash Flows

Three Months Ended February 28, 2002

(Unaudited)

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

Cash flows from operating activities:
Net earnings (loss)	$71,891	82,253	14,150	(96,403)	71,891
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities	(136,151)	(213,162)	280,230	96,403	27,320

Net cash provided by (used in) operating activities	(64,260)	(130,909)	294,380	—	99,211

Cash flows from investing activities:
(Increase) decrease in investments in unconsolidated partnerships, net	—	(15,588)	11	—	(15,577)
Acquisitions, net of cash acquired	—	(20,839)	—	—	(20,839)
Other	(337)	(1,175)	9,747	—	8,235

Net cash provided by (used in) investing activities	(337)	(37,602)	9,758	—	(28,181)

Cash flows from financing activities:
Net repayments under other borrowings	(1,000)	(69,915)	—	—	(70,915)
Net repayments under financial services debt	—	—	(319,681)	—	(319,681)
Common stock:
Issuance	5,944	—	—	—	5,944
Dividends	(790)	—	—	—	(790)
Intercompany	(214,576)	172,865	41,711	—	—

Net cash provided by (used in) financing activities	(210,422)	102,950	(277,970)	—	(385,442)

Net increase (decrease) in cash	(275,019)	(65,561)	26,168	—	(314,412)
Cash at beginning of period	710,325	113,718	53,231	—	877,274

Cash at end of period	$435,306	48,157	79,399	—	562,862

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the statements contained in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. By their nature, forward-looking statements involve risks, uncertainties and other factors that may cause actual results to differ materially from those which the statements anticipate. Factors which may affect our results include, but are not limited to, changes in general economic conditions, the market for homes and prices for homes generally and in areas where we have developments, the availability and cost of land suitable for residential development, materials prices, labor costs, interest rates, consumer confidence, competition, terrorist acts or other acts of war, environmental factors and government regulations affecting our operations. See our Annual Report on Form 10-K for the year ended November 30, 2002 for a further discussion of these and other risks and uncertainties applicable to our business.

(1)	Results of Operations

Overview

Net earnings were $106.3 million, or $1.37 per share diluted ($1.51 per share basic), in the first quarter of 2003, compared to $71.9 million, or $0.94 per share diluted ($1.03 per share basic), in the first quarter of 2002. Basic and diluted earnings per share amounts and weighted average shares outstanding have been restated for the three months ended February 28, 2003 and 2002 to reflect the effect of the April 2003 10% stock distribution. Basic and diluted earnings per share without the effect of the 10% stock distribution were $1.66 per share and $1.51 per share, respectively, for the three months ended February 28, 2003 and $1.14 per share and $1.03 per share, respectively, for the three months ended February 28, 2002.

Homebuilding

The following tables set forth selected financial and operational information related to our Homebuilding Division for the periods indicated (unaudited):

	Three Months Ended
	February 28,
	2003	2002
(Dollars in thousands, except average sales price)

Revenues:
Sales of homes	$1,440,159	1,109,774
Sales of land and other revenues	39,974	26,132
Equity in earnings from unconsolidated partnerships	8,602	6,213

Total revenues	1,488,735	1,142,119

Costs and expenses:
Cost of homes sold	1,097,275	853,396
Cost of land and other expenses	28,618	21,467
Selling, general and administrative	174,529	134,521

Total costs and expenses	1,300,422	1,009,384

Operating earnings	$188,313	132,735

Gross margin on home sales	23.8%	23.1%
S,G&A expenses as a % of revenues from home sales	12.1%	12.1%

Operating margin as a % of revenues from home sales	11.7%	11.0%

Average sales price	$255,000	232,000

	At or for the
Summary of Home and Backlog Data By Region	Three Months Ended
(Dollars in thousands)	February 28,
Deliveries	2003	2002

East	1,618	1,540
Central	1,836	1,488
West	2,188	1,763

Subtotal	5,642	4,791

Unconsolidated partnerships	188	119

Total	5,830	4,910

New Orders
East	2,477	2,135
Central	2,089	1,659
West	1,960	2,287

Subtotal	6,526	6,081

Unconsolidated partnerships	185	122

Total	6,711	6,203

Backlog – Homes
East	5,376	4,121
Central	2,910	2,120
West	4,310	3,571

Subtotal	12,596	9,812

Unconsolidated partnerships	442	253

Total	13,038	10,065

Backlog Dollar Value (including unconsolidated partnerships)	$3,468,002	2,450,070

At February 28, 2003, our market regions consisted of the following states: East: Florida, Maryland, Virginia, New Jersey, North Carolina and South Carolina. Central: Texas, Illinois and Minnesota. West: California, Colorado, Arizona and Nevada. In addition, we have interests in unconsolidated partnerships that sell homes in other states.

Revenues from sales of homes increased 30% in the first quarter of 2003 to $1.4 billion from $1.1 billion in 2002. Revenues were higher due primarily to a 18% increase in the number of home deliveries and a 10% increase in the average sales price. New home deliveries increased to 5,642 homes in the first quarter of 2003 from 4,791 homes last year. New home deliveries were higher primarily due to strength in the California market, combined with our entry into the Illinois market in the second half of 2002. The average sales price on homes delivered increased to $255,000 in the first quarter of 2003 from $232,000 in 2002, primarily due to an increase in the average sales price in most of our markets, combined with changes in product mix.

Gross margins on home sales were $342.9 million, or 23.8%, in the first quarter of 2003, compared to $256.4 million, or 23.1%, in 2002. Margins were positively impacted by strength in most of our markets, offset by softness in the Texas market.

Selling, general and administrative expenses as a percentage of revenues from home sales were 12.1% in both the first quarter of 2003 and 2002. Selling, general and administrative expenses declined as a percentage of revenues from home sales given the higher revenues in selected markets including primarily California, Maryland and Virginia. This decrease was offset by higher marketing costs in other markets, including primarily Texas and Colorado.

Sales of land and other revenues, net, totaled $11.4 million in the first quarter of 2003, compared to $4.7 million in the same period in 2002. Equity in earnings from unconsolidated partnerships was $8.6 million in the first quarter of 2003, compared to $6.2 million in the same period last year. Margins achieved on land sales and equity in earnings from unconsolidated partnerships may vary significantly from period to period depending on the timing of land sales by us and our unconsolidated partnerships.

At February 28, 2003, our backlog of sales contracts was 13,038 homes ($3.5 billion), compared to 10,065 homes ($2.5 billion) at February 28, 2002. The higher backlog was primarily attributable to our homebuilding acquisitions and growth in the number of active communities, which resulted in higher new orders in 2003, compared to 2002. Although our total new orders increased 8%, our West Region’s new orders decreased 14%. The decline in the West Region’s new orders was primarily attributable to our Phoenix, Arizona marketplace. In the first quarter of 2002, we had significant new orders in Phoenix in the first-time homebuyer segment, whereas in the first quarter of 2003, we had fewer communities in this segment. Additionally, we acquired significant backlog with our fiscal 2002 homebuilding acquisitions in California. Subsequent to the acquisitions, we have slowed our sales pace to match our construction activities related to such backlog.

Financial Services

The following table presents selected financial data related to our Financial Services Division for the periods indicated (unaudited):

	Three Months Ended
	February 28,
(Dollars in thousands)	2003	2002
Revenues	$128,135	105,625
Costs and expenses	93,790	82,201

Operating earnings	$34,345	23,424

Dollar value of mortgages originated	$1,519,000	1,150,000

Number of mortgages originated	8,300	6,700

Mortgage capture rate of Lennar homebuyers	69%	81%

Number of title transactions	89,000	77,000

Operating earnings for the Financial Services Division increased to $34.3 million in the first quarter of 2003 from $23.4 million last year. The increase was primarily due to improved results from our mortgage and title operations which benefited from a continued low interest rate and strong housing environment in the first quarter of 2003. Mortgage and title results reflected increases both in the number of transactions and in the profit per transaction in the first quarter of

2003, compared to 2002. The Division’s mortgage capture rate decreased in the first quarter of 2003 primarily due to the transitioning of the mortgage business related to the homebuilders we have acquired since the beginning of fiscal 2002.

Corporate General and Administrative

Corporate general and administrative expenses as a percentage of total revenues were 1.3% in both the first quarter of 2003 and 2002.

Interest

In the first quarter of 2003, interest expense was $30.2 million, or 1.9% of total revenues, compared to $24.0 million, or 1.9% of total revenues, in 2002. The weighted average interest rate for interest incurred was 7.6% in the first quarter of 2003, compared to 7.7% in the first quarter of 2002. The average debt outstanding was $1.7 billion for the three months ended February 28, 2003, compared to $1.5 billion in the same period last year.

(2)	Liquidity and Capital Resources

In the three months ended February 28, 2003, cash flows used in operating activities amounted to $19.8 million, consisting primarily of net earnings offset by increases in operating assets to support a significantly higher backlog and a higher number of active communities as we continued to grow. In particular, inventories increased $428.1 million in the first quarter of 2003, compared to $154.8 million in the same period last year. Cash flows used in operating activities in the first quarter of 2003 were reduced by the decline in financial services loans held for sale of $413.8 million, compared to $298.9 million in the same period last year, due to a higher number of loan originations. We sell the loans we originate in the secondary mortgage market, generally within thirty days after the closing of the loans. The cash related to these loans was primarily received in December 2002 and was used to pay down our warehouse lines of credit.

Cash used in investing activities totaled $12.7 million in the three months ended February 28, 2003, compared to $28.2 million in the corresponding period in 2002. In the first quarter of 2003, we received $26.0 million in net distributions from unconsolidated partnerships in which we invest. This generation of cash was offset by, among other things, net cash paid for acquisitions of $28.2 million during the first quarter of 2003.

We finance our land acquisition and development activities, construction activities, financial services activities and general operating needs primarily with cash generated from operations and public debt issuances, as well as cash borrowed under our revolving credit facilities. We also buy land under option agreements, which enable us to acquire homesites when we are ready to build homes on them. The financial risks of adverse market conditions associated with land holdings is managed by prudent underwriting of land purchases in areas we view as desirable growth markets, careful management of the land development process and limitation of risk by using partners to share the costs of purchasing and developing land, as well as obtaining access to land through option arrangements. At February 28, 2003, we had $217.1 million of primarily non-refundable option deposits with entities, which allows us to acquire approximately 48,000 homesites.

In February 2003, we issued $350 million of 5.95% senior notes due 2013 at a price of 98.287%. The senior notes are guaranteed on a joint and several basis by substantially all of our subsidiaries, other than subsidiaries engaged in mortgage and title reinsurance activities. Proceeds from the offering, after underwriting discount and expenses, were approximately $342 million. We used $116 million of the proceeds to repay outstanding indebtedness and added the remainder to our general working capital. The senior notes were issued under our shelf registration statement.

The majority of our short-term financing needs are met with cash generated from operations and funds available under our senior secured credit facilities. In February 2003, we amended and restated our senior secured credit facilities (the “Credit Facilities”) to provide us with up to $1.2 billion of financing. The Credit Facilities consist of a $653 million revolving credit facility maturing in April 2006, a $273 million 364-day revolving credit facility maturing in April 2003, at which time we expect the facility to be renewed, and a $300 million term loan B maturing in December 2008. Prior to the amendment, we paid down $89.0 million of the term loan B. We may elect to convert borrowings under the 364-day revolving credit facility to a term loan, which would mature in April 2006. The Credit Facilities are collateralized by the stock of certain of our subsidiaries and are also guaranteed on a joint and several basis by substantially all of our subsidiaries, other than the subsidiaries engaged in mortgage and title reinsurance activities. At February 28, 2003, $300.0 million was outstanding under the term loan B and zero was outstanding under the revolving credit facilities. Interest rates are LIBOR-based and the margins are set by a pricing grid with thresholds that adjust based on changes in our leverage ratio and the Credit Facilities’ credit rating. At February 28, 2003, we had letters of credit outstanding in the amount of $464.6 million. The majority of these letters of credit are posted with regulatory bodies to guarantee our performance of certain development and construction activities. Of our total letters of credit, $270.7 million were collateralized against certain borrowings available under the Credit Facilities.

At February 28, 2003, our Financial Services Division had a $450 million warehouse line of credit, which included a $95.0 million 30-day increase which expired in March 2003, to fund the Division’s mortgage loan activities. Borrowings under this facility were $404.6 million at February 28, 2003. The warehouse line of credit matures in October 2004, at which time we expect the facility to be renewed. At February 28, 2003, we had advances under a conduit funding agreement with a major financial institution amounting to $14.7 million. We also had a $20 million revolving line of credit with a bank. Borrowings under the line of credit were $20.0 million at February 28, 2003.

We frequently enter into partnerships that acquire and develop land for our homebuilding operations or for sale to third parties. While we view the use of unconsolidated partnerships as beneficial to our homebuilding activities, we do not view them as essential to those activities. Most of the partnerships in which we invest are accounted for by the equity method of accounting. At February 28, 2003, the unconsolidated partnerships in which we had interests had total assets of $1.5 billion and total liabilities of $838.1 million, which included $672.1 million of notes and mortgages payable. In some instances, we and/or our partners have provided varying levels of guarantees on certain partnership debt. At February 28, 2003, we had recourse guarantees of $80.0 million and limited maintenance guarantees of $136.1 million of the partnerships’ debts. When we provide guarantees, the partnership generally receives more favorable terms from its lenders. The limited maintenance guarantees only apply if a partnership defaults on its loan arrangements and the carrying value of the collateral (generally land and improvements) is less than a specified percentage of the loan balance. If we are required to make a payment under a limited maintenance guarantee to bring the carrying value of the collateral above the specified percentage of the loan balance, the payment would constitute a capital contribution or loan to the unconsolidated partnership and increase our share of any funds it distributes.

In June 2001, our Board of Directors increased our previously authorized stock repurchase program to permit future purchases of up to 10 million shares of our outstanding Class A common stock. We may repurchase these shares in the open market from time-to-time. During the first quarter of 2003, we did not repurchase any of our outstanding Class A common stock in the open market under these authorizations. As of February 28, 2003, in prior years and under prior approvals, we had repurchased approximately 9.8 million shares of our outstanding Class A common stock for an aggregate purchase price of approximately $158.9 million, or $16 per share. During the three months ended February 28, 2003, our treasury stock increased by approximately 1,000 shares related to share reacquisitions at the time of vesting of restricted stock.

In recent years, we have sold convertible and non-convertible debt into public markets, and at February 28, 2003, we had effective Securities Act registration statements under which we could sell to the public up to $620 million of debt securities, common stock, preferred stock or other securities and could issue up to $400 million of equity or debt securities in connection with acquisitions of companies or interests in them, businesses, or assets.

On April 8, 2003, at our Annual Meeting of Stockholders, our stockholders approved an amendment to our certificate of incorporation that eliminated the restrictions on transfer of our Class B common stock and eliminated a difference between the dividends on the common stock (renamed Class A common stock) and the Class B common stock. The only significant remaining difference between the Class A common stock and the Class B common stock is that the Class A common stock entitles holders to one vote per share and the Class B common stock entitles holders to ten votes per share.

Because stockholders approved the change to the terms of the Class B common stock, we will be distributing to the holders of record of our stock at the close of business on April 9, 2003, one share of Class B common stock for each ten shares of Class A common stock or Class B common stock held at that time. The distribution is expected to take place on April 21, 2003. Our Class B common stock will be listed on the New York Stock Exchange (“NYSE”). Our Class A common stock already is listed on the NYSE.

Additionally, our stockholders approved an amendment to our certificate of incorporation increasing the number of shares of common stock we are authorized to issue to 300 million shares of Class A common stock and 90 million shares of Class B common stock. However, we have committed to Institutional Shareholder Services that we will not issue, without a subsequent stockholder vote, shares that would increase the outstanding Class A common stock to more than 170 million shares or increase the outstanding Class B common stock to more than 45 million shares.

The principal purpose of the distribution and the amendments to our certificate of incorporation is to make a greater number of authorized shares available for us to use in acquisitions, to sell in order to raise capital, to issue under stock option or other incentive programs or otherwise to issue.

Based on our current financial condition and credit relationships, we believe that our operations and borrowing resources will provide for our current and long-term capital requirements at our anticipated levels of growth.

(3)	Critical Accounting Policies

We believe that there have been no significant changes to our critical accounting policies during the three months ended February 28, 2003, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended November 30, 2002.

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

Our Annual Report on Form 10-K for the year ended November 30, 2002 contains information about market risks under “Item 7A. Quantitative and Qualitative Disclosures About Market Risk”. There have been no material changes in our market risks during the three months ended February 28, 2003.

Item 4.    Controls and Procedures

Within 90 days prior to the filing of this report on Form 10-Q, our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) performed an evaluation of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of February 28, 2003 to ensure that required information was disclosed on a timely basis in our reports filed under the Securities Exchange Act.

Our CEO and CFO have determined, based upon their most recent evaluation, that there have been no significant changes in our internal controls that could significantly affect our internal controls and procedures subsequent to that evaluation.

Part II.    Other Information

Items 1-3.    Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders.

The following matters were resolved by vote at the April 8, 2003 annual meeting of stockholders of Lennar Corporation:

(1) The following members of the Board of Directors were re-elected to hold office until 2006:

	Votes For	Votes Withheld

Steven L. Gerard	140,696,358	1,163,730
Jonathan M. Jaffe	141,090,936	769,152
Sidney Lapidus	141,406,751	453,337
Hervé Ripault	140,695,463	1,164,625

(2)  Stockholders approved an increase in the number of shares of Common Stock (renamed Class A common stock) the Company is authorized to issue to 300,000,000 shares and the number of shares of Class B Common Stock the Company is authorized to issue to 90,000,000 shares. The results of the vote were as follows:

	Votes For	Votes Against	Votes Abstaining	Broker Non-votes
Class A common shares	41,633,656	3,315,867	38,455	—
Class A and Class B combined	138,505,766	3,315,867	38,455	—

(3)  Stockholders approved amendments to the Company’s Certificate of Incorporation relating to its Class B Common Stock and renaming its Common Stock “Class A Common Stock.” The results of the vote were as follows:

	Votes For	Votes Against	Votes Abstaining	Broker Non-votes
Class A common shares	34,007,912	1,850,988	102,248	9,026,830
Class B common shares	96,764,610	—	—	107,500
Class A and Class B combined	130,772,522	1,850,988	102,248	9,134,330

(4)  Stockholders approved the Lennar Corporation 2003 Stock Option and Restricted Stock Plan. The results of the vote were as follows:

	Votes For	Votes Against	Votes Abstaining	Broker Non-votes
Class A and Class B combined	111,872,726	20,670,673	182,359	9,134,330

Item 5.	Not applicable.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits:

99.	Certification by Stuart A. Miller, President and Chief Executive Officer, and Bruce E. Gross, Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

Report dated January 31, 2003, reporting or furnishing information under Items 7 and 9.

Report dated December 10, 2002, furnishing information under Item 9.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

Lennar Corporation
(Registrant)

Date: April 14, 2003	/S/ BRUCE E. GROSS
Bruce E. Gross
Vice President and
Chief Financial Officer

Date: April 14, 2003	/S/ DIANE J. BESSETTE
Diane J. Bessette
Vice President and
Controller

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

b.    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.    presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003		/S/ STUART A. MILLER
	Name:	Stuart A. Miller
	Title:	President and
Chief Executive Officer

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

b.    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.    presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003		/S/ BRUCE E. GROSS
	Name:	Bruce E. Gross
	Title:	Vice President and
Chief Financial Officer

Exhibit Index

Ex#	Exhibit Description

99.	Certification by Stuart A. Miller, President and Chief Executive Officer, and Bruce E. Gross, Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.