Form 10-Q
period 2003-05-31
LENNAR CORP /NEW/
filed 2003-07-15
CIK 920760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2003

Commission File Number: 1-11749

Lennar Corporation

(Exact name of registrant as specified in its charter)

Delaware	95-4337490
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

700 Northwest 107th Avenue, Miami, Florida 33172

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (305) 559-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒  NO  ☐

Common shares outstanding as of June 30, 2003:

Class A	57,416,276
Class B	16,229,267

Part I. Financial Information

Item 1.	Financial Statements

Lennar Corporation and Subsidiaries

Consolidated Condensed Balance Sheets

(In thousands, except per share amounts)

	(Unaudited) May 31, 2003	November 30, 2002
ASSETS
Homebuilding:
Cash	$480,719	731,163
Receivables, net	69,814	48,432
Inventories:
Finished homes and construction in progress	2,351,311	2,044,694
Land under development	1,378,966	1,185,473
Consolidated inventory not owned	14,578	—
Land held for development	7,247	7,410

Total inventories	3,752,102	3,237,577
Investments in unconsolidated partnerships	313,093	285,594
Other assets	420,977	357,738

	5,036,705	4,660,504
Financial services	902,356	1,095,129

Total assets	$5,939,061	5,755,633

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable and other liabilities	$866,813	969,779
Liabilities related to consolidated inventory not owned	12,186	—
Senior notes and other debts payable, net	1,798,198	1,585,309

	2,677,197	2,555,088
Financial services	760,320	971,388

Total liabilities	3,437,517	3,526,476
Stockholders’ equity:
Preferred stock	—	—
Class A common stock of $0.10 par value per share, 65,398 shares issued at May 31, 2003	6,540	6,506
Class B common stock of $0.10 par value per share, 16,220 shares issued at May 31, 2003	1,622	970
Additional paid-in capital	1,237,617	873,502
Retained earnings	1,450,917	1,538,945
Unearned restricted stock	(5,782)	(7,337)
Deferred compensation plan; 73 Class A common shares, 7 Class B common shares at May 31, 2003	(1,342)	(1,103)
Deferred compensation liability	1,342	1,103
Treasury stock, at cost; 9,849 Class A common shares at May 31, 2003	(159,038)	(158,992)
Accumulated other comprehensive loss	(30,332)	(24,437)

Total stockholders’ equity	2,501,544	2,229,157

Total liabilities and stockholders’ equity	$5,939,061	5,755,633

See accompanying notes to consolidated condensed financial statements.

Lennar Corporation and Subsidiaries

Consolidated Condensed Statements of Earnings

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended May 31,		Six Months Ended May 31,
	2003	2002	2003	2002
Revenues:
Homebuilding	$1,985,073	1,461,804	3,473,808	2,603,923
Financial services	136,095	109,813	264,230	215,438

Total revenues	2,121,168	1,571,617	3,738,038	2,819,361

Costs and expenses:
Homebuilding	1,702,724	1,267,912	3,003,146	2,277,296
Financial services	98,917	83,102	192,707	165,303
Corporate general and administrative	25,727	19,780	47,391	36,404
Interest	36,266	30,530	66,468	54,578

Total costs and expenses	1,863,634	1,401,324	3,309,712	2,533,581

Earnings before provision for income taxes	257,534	170,293	428,326	285,780
Provision for income taxes	97,219	64,286	161,693	107,882

Net earnings	$160,315	106,007	266,633	177,898

Basic earnings per share (adjusted for 10% stock distribution, see Notes 4 and 9)	$2.26	1.51	3.77	2.55

Diluted earnings per share (adjusted for 10% stock distribution, see Notes 4 and 9)	$2.05	1.37	3.42	2.31

Cash dividends per Class A common share	$0.0125	0.0125	0.025	0.025

Cash dividends per Class B common share	$0.0125	0.01125	0.02375	0.0225

See accompanying notes to consolidated condensed financial statements.

Lennar Corporation and Subsidiaries

Consolidated Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended May 31,
	2003	2002
Cash flows from operating activities:
Net earnings	$266,633	177,898
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	29,850	20,002
Amortization of discount on debt	12,911	12,516
Tax benefit from exercise of stock options and vesting of restricted stock	4,255	8,410
Equity in earnings from unconsolidated partnerships	(19,918)	(12,908)
Deferred income tax provision (benefit)	(15,066)	16,565
Changes in assets and liabilities, net of effect from acquisitions:
Increase in receivables	(21,006)	(40,020)
Increase in inventories	(468,352)	(304,596)
Increase in other assets	(25,300)	(17,304)
Decrease in financial services loans held for sale	224,485	253,373
Decrease in accounts payable and other liabilities	(117,130)	(83,550)

Net cash provided by (used in) operating activities	(128,638)	30,386

Cash flows from investing activities:
Net additions to operating properties and equipment	(8,923)	(5,746)
(Increase) decrease in investments in unconsolidated partnerships, net	35,914	(14,094)
(Increase) decrease in financial services mortgage loans	(1,908)	14,462
Purchases of investment securities	(8,026)	(20,934)
Proceeds from investment securities	3,992	15,000
Acquisitions, net of cash acquired	(107,929)	(21,251)

Net cash used in investing activities	(86,880)	(32,563)

Cash flows from financing activities:
Net repayments under financial services short-term debt	(211,681)	(264,927)
Net proceeds from issuance of 5.95% senior notes	341,730	—
Proceeds from other borrowings	—	17
Principal payments on other borrowings	(158,690)	(100,913)
Common stock:
Issuance, net	7,832	15,585
Dividends and other	(1,993)	(1,586)

Net cash used in financing activities	(22,802)	(351,824)

Net decrease in cash	(238,320)	(354,001)
Cash at beginning of period	777,159	877,274

Cash at end of period	$538,839	523,273

Lennar Corporation and Subsidiaries Consolidated Condensed Statements of Cash Flows—Continued (Unaudited) (In thousands)
	Six Months Ended May 31,
	2003	2002
Summary of cash:
Homebuilding	$480,719	461,497
Financial services	58,120	61,776

	$538,839	523,273

Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$1,017	5,944
Cash paid for income taxes	$266,112	120,943
Supplemental disclosures of non-cash investing and financing activities:
Consolidated inventory not owned	$12,186	—
Purchases of inventory financed by sellers	$14,251	3,351
Fair value of guarantees of unconsolidated partnership debt	$1,344	—

See accompanying notes to consolidated condensed financial statements.

Lennar Corporation and Subsidiaries

Notes to Consolidated Condensed Financial Statements

(Unaudited)

(1) Basis of Presentation

The accompanying consolidated condensed financial statements include the accounts of Lennar Corporation and all subsidiaries, partnerships and other entities (the “Company”) in which the Company has a controlling interest or is the primary beneficiary (see Note 12). All significant intercompany transactions and balances have been eliminated in consolidation. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the November 30, 2002 audited financial statements in the Company’s Annual Report on Form 10-K for the year then ended. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the accompanying consolidated condensed financial statements have been made. Certain prior year amounts in the consolidated condensed financial statements have been reclassified to conform with the current period presentation.

The Company historically has experienced, and expects to continue to experience, variability in quarterly results. The consolidated condensed statements of earnings for the three and six months ended May 31, 2003 are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

As discussed in Note 9, basic and diluted earnings per share amounts, weighted average shares outstanding and certain other share data have been adjusted for the three and six months ended May 31, 2003 and 2002 to reflect the effect of an April 2003 stock distribution.

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

The Financial Services Division provides mortgage financing, title insurance, closing services and insurance agency services for both buyers of the Company’s homes and others. It sells the loans it originates in the secondary mortgage market. The Financial Services Division also provides high-speed Internet access, cable television, and alarm installation and monitoring services for both the Company’s homebuyers and other customers.

(3) Acquisitions

During 2003, the Company acquired two homebuilders which expanded the Company’s presence in California and South Carolina. In connection with these acquisitions, total consideration, including debt of the acquired companies, amounted to approximately $100 million. The results of operations of the acquired homebuilders are included in the Company’s results of operations since their respective acquisition dates. The pro forma effect of these acquisitions on the results of operations is not presented as their effect is not considered material.

(4) Earnings Per Share

Basic earnings per share is computed by dividing net earnings attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Basic and diluted earnings per share were calculated as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
(In thousands, except per share amounts)	2003	2002	2003	2002
Numerator:
Numerator for basic earnings per share—net earnings	$160,315	106,007	266,633	177,898
Interest on zero-coupon senior convertible debentures due 2018, net of tax	1,664	1,599	3,306	3,177

Numerator for diluted earnings per share	$161,979	107,606	269,939	181,075

Denominator (adjusted for 10% stock distribution, see disclosure below):
Denominator for basic earnings per share—weighted average shares	70,795	70,096	70,714	69,865
Effect of dilutive securities:
Employee stock options and restricted stock	1,605	1,773	1,535	1,811
Zero-coupon senior convertible debentures due 2018	6,778	6,778	6,778	6,778

Denominator for diluted earnings per share—adjusted weighted average shares and assumed conversions	79,178	78,647	79,027	78,454

Basic earnings per share (adjusted for 10% stock distribution)	$2.26	1.51	3.77	2.55

Diluted earnings per share (adjusted for 10% stock distribution)	$2.05	1.37	3.42	2.31

Basic and diluted earnings per share amounts and weighted average shares outstanding have been adjusted for the three and six months ended May 31, 2003 and 2002 to reflect the effect of an April 2003 stock distribution.

(4) Earnings Per Share, Continued

In 2001, the Company issued zero-coupon convertible senior subordinated notes due 2021. The notes are convertible into the Company’s Class A common stock during limited periods after the market price of the Company’s Class A common stock exceeds 110% of the accreted conversion price, and under other special circumstances, at the rate of approximately 7.1 Class A common shares per $1,000 face amount at maturity, which would total approximately 4.5 million shares (adjusted for an April 2003 stock distribution). These shares were not included in the calculation of diluted earnings per share for the three and six months ended May 31, 2003 and 2002 because the average closing price of the Company’s Class A common stock over the last twenty trading days of each quarter did not exceed 110% ($62.95 per share at May 31, 2003) of the accreted conversion price.

(5) Financial Services

The assets and liabilities related to the Company’s financial services operations are summarized as follows:

(In thousands)	(Unaudited) May 31, 2003	November 30, 2002
Assets:
Cash and receivables, net	$255,456	239,893
Mortgage loans held for sale, net	483,799	708,304
Mortgage loans, net	32,263	30,341
Title plants	16,583	15,586
Goodwill, net	41,263	34,002
Other	65,607	57,801
Limited-purpose finance subsidiaries	7,385	9,202

	$902,356	1,095,129

Liabilities:
Notes and other debts payable	$641,735	853,416
Other	111,200	108,770
Limited-purpose finance subsidiaries	7,385	9,202

	$760,320	971,388

At May 31, 2003, the Financial Services Division had warehouse lines of credit totaling $505 million to fund its mortgage loan activities. Borrowings under the facilities were $487.4 million at May 31, 2003. The warehouse lines of credit mature in May 2004 ($150 million) and in October 2004 ($355 million), at which time the Division expects both facilities to be renewed. Additionally, the line of credit maturing in May 2004 has an incremental $100 million commitment available at each fiscal quarter-end. At May 31, 2003, the Division had advances under a conduit funding agreement with a major financial institution amounting to $138.8 million. The Division also had a $20 million revolving line of credit with a bank. Borrowings under the revolving line of credit were $15.5 million at May 31, 2003.

(6) Cash

Cash as of May 31, 2003 and November 30, 2002 included $63.3 million and $56.2 million, respectively, of funds primarily held in escrow for approximately three days and $14.3 million and $20.9 million, respectively, of restricted deposits.

(7) Debt

In May 2003, the Company amended and restated its senior secured credit facilities (the “Credit Facilities”) to provide the Company with up to $1.3 billion of financing. The Credit Facilities consist of a $712 million revolving credit facility maturing in May 2008, a $315 million 364-day revolving credit facility maturing in May 2004 and a $300 million term loan B maturing in December 2008. The Company may elect to convert borrowings under the 364-day revolving credit facility to a term loan, which would mature in May 2008. The Credit Facilities are collateralized by the stock of certain of the Company’s subsidiaries and are also guaranteed on a joint and several basis by substantially all of the Company’s subsidiaries, other than subsidiaries primarily engaged in mortgage and title reinsurance activities. At May 31, 2003, $298.0 million was outstanding under the term loan B and zero was outstanding under the revolving credit facilities. Interest rates are LIBOR-based and the margins are set by a pricing grid with thresholds that adjust based on changes in the Company’s leverage ratio and the Credit Facilities’ credit rating. At May 31, 2003, the Company had letters of credit outstanding in the amount of $500.1 million. The majority of these letters of credit are posted with regulatory bodies to guarantee the Company’s performance of certain development and construction activities and are also posted in lieu of cash deposits on option contracts. Of the Company’s total letters of credit, $301.2 million were collateralized against certain borrowings available under the Credit Facilities.

In February 2003, the Company issued $350 million of 5.95% senior notes due 2013 at a price of 98.287%. The senior notes are guaranteed on a joint and several basis by substantially all of the Company’s subsidiaries, other than subsidiaries primarily engaged in mortgage and title reinsurance activities. Proceeds from the offering, after underwriting discount and expenses, were approximately $342 million. The Company used $116 million of the proceeds to repay outstanding indebtedness and added the remainder to its general working capital. The senior notes were issued under the Company’s shelf registration statement.

In June 2003, the Company called its 3 7/8% zero-coupon senior convertible debentures due 2018 (the “Debentures”) for redemption. The redemption date for the Debentures will be July 29, 2003, which is the earliest date on which the Company has the right to redeem the Debentures. The Debentures can be converted into Class A common stock at any time prior to the redemption date. Each $1,000 principal amount at maturity of Debentures is convertible into 13.7407 shares of Class A common stock (inclusive of the adjustment for an April 2003 stock distribution), which equates to a redemption price of approximately $40.92 per share of Class A common stock. If the Debentures are not converted, the Company intends to repay the Debentures at the redemption price of $562.31 per $1,000 principal amount at maturity. As of June 30, 2003, approximately 26% of the Debentures had been converted into approximately 1.8 million shares of Class A common stock.

(8) Guarantees

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. In accordance with the provisions of FIN 45, the Company adopted the initial recognition and measurement provisions on a prospective basis to guarantees issued after December 31, 2002. The implementation of FIN 45 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

Warranty and similar reserves for homes are established in an amount estimated to be adequate to cover potential costs for materials and labor with regard to warranty-type claims to be incurred subsequent to the delivery of a home. Reserves are determined based on historical data and trends with respect to similar product types and geographical areas. The following table sets forth the activity in the Company’s warranty reserve for the six months ended May 31, 2003:

(In thousands)
Warranty reserve, November 30, 2002	$93,606
Provision	44,177
Payments	(39,936)
Other	359

Warranty reserve, May 31, 2003	$98,206

In some instances, the Company and/or its partners have provided varying levels of guarantees of debt of unconsolidated partnerships. At May 31, 2003, the Company had recourse guarantees of $67.5 million and limited maintenance guarantees of $122.3 million of debt of unconsolidated partnerships. When the Company provides a guarantee, the partnership generally receives more favorable terms from its lenders. The limited maintenance guarantees only apply if a partnership defaults on its loan arrangements and the carrying value of the collateral (generally land and improvements) is less than a specified percentage of the loan balance. If the Company is required to make a payment under a limited maintenance guarantee to bring the carrying value of the collateral above the specified percentage of the loan balance, the payment would constitute a capital contribution or loan to the unconsolidated partnership and increase the Company’s share of any funds the unconsolidated partnership distributes. There were no assets held as collateral that, upon the occurrence of any triggering event or condition under a guarantee, the Company could obtain and liquidate to recover all or a portion of the amounts paid under a guarantee.

(9) Stockholders’ Equity

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

(9) Stockholders’ Equity, Continued

Because stockholders approved the change to the terms of the Class B common stock, the Company distributed to the holders of record of its stock at the close of business on April 9, 2003, one share of Class B common stock for each ten shares of Class A common stock or Class B common stock held at that time. The distribution occurred on April 21, 2003 and the Company’s Class B common stock became listed on the New York Stock Exchange (“NYSE”). The Company’s Class A common stock was already listed on the NYSE.

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

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, basic and diluted earnings per share amounts and weighted average shares outstanding have been adjusted for the three and six months ended May 31, 2003 and 2002 to reflect the effect of the distribution of Class B common stock. The impact of the stock distribution on the consolidated condensed balance sheet as of May 31, 2003 was an increase to Class B common stock of $0.7 million, an increase to additional paid-in capital of $352.0 million and a decrease to retained earnings of $352.7 million. Approximately 6.5 million shares of Class B common stock were issued as a result of the stock distribution.

(10) Comprehensive Income

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

Comprehensive income represents changes in stockholders’ equity from non-owner sources. For the three and six months ended May 31, 2003 and 2002, the change in the fair value of interest rate swaps was the only other amount besides the Company’s net earnings in deriving comprehensive income. Comprehensive income was $158.5 million and $260.7 million for the three and six months ended May 31, 2003, respectively, compared to $107.1 million and $180.0 million for the same periods last year.

(11) Stock-Based Compensation

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

(11) Stock-Based Compensation, Continued

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, to stock-based employee compensation:

	Three Months Ended May 31,		Six Months Ended May 31,
(In thousands, except per share amounts)	2003	2002	2003	2002
Net earnings, as reported	$160,315	106,007	266,633	177,898
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,974)	(1,202)	(3,438)	(2,167)

Pro forma net earnings	$158,341	104,805	263,195	175,731

Earnings per share:
Basic—as reported (adjusted for 10% stock distribution)	$2.26	1.51	3.77	2.55

Basic—pro forma (adjusted for 10% stock distribution)	$2.24	1.50	3.72	2.52

Diluted—as reported (adjusted for 10% stock distribution)	$2.05	1.37	3.42	2.31

Diluted—pro forma (adjusted for 10% stock distribution)	$2.02	1.35	3.37	2.28

(12) Consolidation of Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, FIN 46 will apply beginning September 1, 2003.

(12) Consolidation of Variable Interest Entities, Continued

The Company evaluated partnership agreements and option contracts entered into subsequent to January 31, 2003 under FIN 46. The Company did not consolidate any of its partnerships created after January 31, 2003 as the Company determined it was not the primary beneficiary, as defined in FIN 46. Additionally, the Company evaluated its option contracts for land entered into subsequent to January 31, 2003 and determined it is the primary beneficiary of certain of these option contracts. Although the Company does not have legal title to the optioned land, under FIN 46, the Company, as the primary beneficiary, is required to consolidate the land under option at fair value (the exercise price). The effect of the consolidation was an increase of $12.2 million to consolidated inventory not owned with a corresponding increase to liabilities related to consolidated inventory not owned in the accompanying consolidated condensed balance sheet as of May 31, 2003. The liabilities represent the difference between the exercise price of the optioned land and the Company’s deposits. Additionally, to reflect the fair value of the inventory consolidated under FIN 46, the Company reclassified $2.4 million of related option deposits from land under development to consolidated inventory not owned.

The Company is in the process of evaluating the remainder of its investments in unconsolidated partnerships and option contracts that may be deemed variable interest entities under the provisions of FIN 46. At May 31, 2003, the Company’s maximum exposure to loss with regard to unconsolidated partnerships was its recorded investment in these partnerships totaling $313.1 million plus the guarantees discussed in Note 8. Additionally, at May 31, 2003, the Company had non-refundable option deposits and/or letters of credit related to inventory with estimated aggregate exercise prices totaling approximately $2 billion. The Company has not yet determined the anticipated impact of adopting FIN 46 for its partnership agreements and option contracts that existed as of January 31, 2003. However, it may require the consolidation of the assets, liabilities and operations of certain of its unconsolidated partnerships and consolidation of land held under certain of its option contracts. Although the Company does not believe the full adoption of FIN 46 will have an impact on net earnings, the Company cannot make any definitive conclusion until it completes its evaluation.

(13) New Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003. Management does not believe that the implementation of SFAS No. 149 will have a material impact on the Company’s financial condition, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. Management does not believe that the implementation of SFAS No. 150 will have a material impact on the Company’s financial condition, results of operations or cash flows.

(14) Supplemental Financial Information

The Company’s obligations to pay principal, premium, if any, and interest under certain debt instruments are guaranteed on a joint and several basis by substantially all of its subsidiaries, other than subsidiaries primarily engaged in mortgage and title reinsurance activities. The guarantees are full and unconditional and the guarantor subsidiaries are 100% owned by Lennar Corporation. The Company has determined that separate, full financial statements of the guarantors would not be material to investors and, accordingly, supplemental financial information for the guarantors is presented.

Consolidating Condensed Balance Sheet

May 31, 2003

(Unaudited)

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS
Homebuilding:
Cash and receivables, net	$367,680	182,853	—	—	550,533
Inventories	—	3,745,516	6,586	—	3,752,102
Investments in unconsolidated partnerships	—	313,093	—	—	313,093
Other assets	87,045	333,782	150	—	420,977
Investments in subsidiaries	2,992,142	338,919	—	(3,331,061)	—

	3,446,867	4,914,163	6,736	(3,331,061)	5,036,705
Financial services	—	10,897	899,550	(8,091)	902,356

Total assets	$3,446,867	4,925,060	906,286	(3,339,152)	5,939,061

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable and other liabilities	$244,214	622,599	—	—	866,813
Liabilities related to consolidated inventory not owned	—	12,186	—	—	12,186
Senior notes and other debts payable, net	1,742,833	63,456	—	(8,091)	1,798,198
Intercompany	(1,041,724)	1,232,903	(191,179)	—	—

	945,323	1,931,144	(191,179)	(8,091)	2,677,197
Financial services	—	1,774	758,546	—	760,320

Total liabilities	945,323	1,932,918	567,367	(8,091)	3,437,517
Stockholders’ equity	2,501,544	2,992,142	338,919	(3,331,061)	2,501,544

Total liabilities and stockholders’ equity	$3,446,867	4,925,060	906,286	(3,339,152)	5,939,061

(14) Supplemental Financial Information, Continued

Consolidating Condensed Balance Sheet

November 30, 2002

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS
Homebuilding:
Cash and receivables, net	$622,019	157,566	10	—	779,595
Inventories	—	3,231,015	6,562	—	3,237,577
Investments in unconsolidated partnerships	—	285,594	—	—	285,594
Other assets	84,122	273,616	—	—	357,738
Investments in subsidiaries	2,584,512	302,655	—	(2,887,167)	—

	3,290,653	4,250,446	6,572	(2,887,167)	4,660,504
Financial services	—	35,933	1,074,241	(15,045)	1,095,129

Total assets	$3,290,653	4,286,379	1,080,813	(2,902,212)	5,755,633

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable and other liabilities	$333,746	635,842	222	(31)	969,779
Senior notes and other debts payable, net	1,478,821	121,502	—	(15,014)	1,585,309
Intercompany	(751,071)	931,951	(180,880)	—	—

	1,061,496	1,689,295	(180,658)	(15,045)	2,555,088
Financial services	—	12,572	958,816	—	971,388

Total liabilities	1,061,496	1,701,867	778,158	(15,045)	3,526,476
Stockholders’ equity	2,229,157	2,584,512	302,655	(2,887,167)	2,229,157

Total liabilities and stockholders’ equity	$3,290,653	4,286,379	1,080,813	(2,902,212)	5,755,633

(14) Supplemental Financial Information, Continued

Consolidating Condensed Statement of Earnings

Three Months Ended May 31, 2003

(Unaudited)

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues:
Homebuilding	$—	1,985,073	—	—	1,985,073
Financial services	—	5,588	135,682	(5,175)	136,095

Total revenues	—	1,990,661	135,682	(5,175)	2,121,168

Costs and expenses:
Homebuilding	—	1,702,770	159	(205)	1,702,724
Financial services	—	5,645	97,267	(3,995)	98,917
Corporate general and administrative	25,727	—	—	—	25,727
Interest	—	37,241	—	(975)	36,266

Total costs and expenses	25,727	1,745,656	97,426	(5,175)	1,863,634

Earnings (loss) before income taxes	(25,727)	245,005	38,256	—	257,534
Provision (benefit) for income taxes	(9,802)	92,490	14,531	—	97,219
Equity in earnings from subsidiaries	176,240	23,725	—	(199,965)	—

Net earnings	$160,315	176,240	23,725	(199,965)	160,315

Consolidating Condensed Statement of Earnings

Three Months Ended May 31, 2002

(Unaudited)

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues:
Homebuilding	$—	1,461,804	—	—	1,461,804
Financial services	—	13,283	96,530	—	109,813

Total revenues	—	1,475,087	96,530	—	1,571,617

Costs and expenses:
Homebuilding	—	1,267,775	137	—	1,267,912
Financial services	—	9,750	73,352	—	83,102
Corporate general and administrative	19,780	—	—	—	19,780
Interest	—	30,530	—	—	30,530

Total costs and expenses	19,780	1,308,055	73,489	—	1,401,324

Earnings (loss) before income taxes	(19,780)	167,032	23,041	—	170,293
Provision (benefit) for income taxes	(7,292)	63,055	8,523	—	64,286
Equity in earnings from subsidiaries	118,495	14,518	—	(133,013)	—

Net earnings	$106,007	118,495	14,518	(133,013)	106,007

(14) Supplemental Financial Information, Continued

Consolidating Condensed Statement of Earnings

Six Months Ended May 31, 2003

(Unaudited)

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues:
Homebuilding	$—	3,473,808	—	—	3,473,808
Financial services	—	6,884	263,481	(6,135)	264,230

Total revenues	—	3,480,692	263,481	(6,135)	3,738,038

Costs and expenses:
Homebuilding	—	3,003,058	293	(205)	3,003,146
Financial services	—	7,216	189,486	(3,995)	192,707
Corporate general and administrative	47,391	—	—	—	47,391
Interest	—	68,403	—	(1,935)	66,468

Total costs and expenses	47,391	3,078,677	189,779	(6,135)	3,309,712

Earnings (loss) before income taxes	(47,391)	402,015	73,702	—	428,326
Provision (benefit) for income taxes	(18,051)	151,761	27,983	—	161,693
Equity in earnings from subsidiaries	295,973	45,719	—	(341,692)	—

Net earnings	$266,633	295,973	45,719	(341,692)	266,633

Consolidating Condensed Statement of Earnings

Six Months Ended May 31, 2002

(Unaudited)

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues:
Homebuilding	$—	2,603,917	6	—	2,603,923
Financial services	—	24,371	191,067	—	215,438

Total revenues	—	2,628,288	191,073	—	2,819,361

Costs and expenses:
Homebuilding	—	2,277,009	287	—	2,277,296
Financial services	—	20,267	145,036	—	165,303
Corporate general and administrative	36,404	—	—	—	36,404
Interest	—	54,578	—	—	54,578

Total costs and expenses	36,404	2,351,854	145,323	—	2,533,581

Earnings (loss) before income taxes	(36,404)	276,434	45,750	—	285,780
Provision (benefit) for income taxes	(13,554)	104,354	17,082	—	107,882
Equity in earnings from subsidiaries	200,748	28,668	—	(229,416)	—

Net earnings	$177,898	200,748	28,668	(229,416)	177,898

(14) Supplemental Financial Information, Continued

Consolidating Condensed Statement of Cash Flows

Six Months Ended May 31, 2003

(Unaudited)

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net earnings (loss)	$266,633	295,973	45,719	(341,692)	266,633
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities	(362,157)	(601,413)	233,530	334,769	(395,271)

Net cash provided by (used in) operating activities	(95,524)	(305,440)	279,249	(6,923)	(128,638)

Cash flows from investing activities:
Decrease in investments in unconsolidated partnerships, net	—	35,914	—	—	35,914
Acquisitions, net of cash acquired	—	(100,668)	(7,261)	—	(107,929)
Other	(5,091)	387	(10,161)	—	(14,865)

Net cash used in investing activities	(5,091)	(64,367)	(17,422)	—	(86,880)

Cash flows from financing activities:
Net repayments under other borrowings	(93,000)	(72,745)	—	6,923	(158,822)
Net repayments under financial services debt	—	—	(211,549)	—	(211,549)
Net proceeds from issuance of 5.95% senior notes	341,730	—	—	—	341,730
Common stock:
Issuance, net	7,832	—	—	—	7,832
Dividends and other	(1,993)	—	—	—	(1,993)
Intercompany	(409,288)	447,448	(38,160)	—	—

Net cash provided by (used in) financing activities	(154,719)	374,703	(249,709)	6,923	(22,802)

Net increase (decrease) in cash	(255,334)	4,896	12,118	—	(238,320)
Cash at beginning of period	621,163	109,995	46,001	—	777,159

Cash at end of period	$365,829	114,891	58,119	—	538,839

(14) Supplemental Financial Information, Continued

Consolidating Condensed Statement of Cash Flows

Six Months Ended May 31, 2002

(Unaudited)

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net earnings (loss)	$177,898	200,748	28,668	(229,416)	177,898
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities	(233,570)	(387,412)	244,054	229,416	(147,512)

Net cash provided by (used in) operating activities	(55,672)	(186,664)	272,722	—	30,386

Cash flows from investing activities:
Increase in investments in unconsolidated partnerships, net	—	(14,094)	—	—	(14,094)
Acquisitions, net of cash acquired	—	(21,251)	—	—	(21,251)
Other	(570)	(3,568)	6,920	—	2,782

Net cash provided by (used in) investing activities	(570)	(38,913)	6,920	—	(32,563)

Cash flows from financing activities:
Net repayments under other borrowings	(2,000)	(78,896)	—	—	(80,896)
Net repayments under financial services debt	—	—	(284,927)	—	(284,927)
Common stock:
Issuance	15,585	—	—	—	15,585
Dividends	(1,586)	—	—	—	(1,586)
Intercompany	(276,676)	262,856	13,820	—	—

Net cash provided by (used in) financing activities	(264,677)	183,960	(271,107)	—	(351,824)

Net increase (decrease) in cash	(320,919)	(41,617)	8,535	—	(354,001)
Cash at beginning of period	710,325	113,718	53,231	—	877,274

Cash at end of period	$389,406	72,101	61,766	—	523,273

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

(1) Results of Operations

Overview

Net earnings were $160.3 million, or $2.05 per share diluted ($2.26 per share basic), in the second quarter of 2003, compared to $106.0 million, or $1.37 per share diluted ($1.51 per share basic), in the second quarter of 2002. For the six months ended May 31, 2003, net earnings were $266.6 million, or $3.42 per share diluted ($3.77 per share basic), compared to $177.9 million, or $2.31 per share diluted ($2.55 per share basic) in 2002. Basic and diluted earnings per share amounts and weighted average shares outstanding have been adjusted for the three and six months ended May 31, 2003 and 2002 to reflect the effect of an April 2003 10% stock distribution.

Homebuilding

The following tables set forth selected financial and operational information related to our Homebuilding Division for the periods indicated (unaudited):

	Three Months Ended May 31,		Six Months Ended May 31,
(Dollars in thousands, except average sales price)	2003	2002	2003	2002
Revenues:
Sales of homes	$1,894,991	1,397,596	3,335,150	2,507,370
Sales of land and other revenues	78,766	57,513	118,740	83,645
Equity in earnings from unconsolidated partnerships	11,316	6,695	19,918	12,908

Total revenues	1,985,073	1,461,804	3,473,808	2,603,923
Costs and expenses:
Cost of homes sold	1,430,100	1,062,109	2,527,375	1,915,505
Cost of land and other expenses	58,885	48,332	87,503	69,799
Selling, general and administrative	213,739	157,471	388,268	291,992

Total costs and expenses	1,702,724	1,267,912	3,003,146	2,277,296

Operating earnings	$282,349	193,892	470,662	326,627

Gross margin on home sales	24.5%	24.0%	24.2%	23.6%
S,G&A expenses as a % of revenues from home sales	11.3%	11.3%	11.6%	11.6%

Operating margin as a % of revenues from home sales	13.2%	12.7%	12.6%	12.0%

Average sales price	$257,000	237,000	256,000	235,000

Summary of Home and Backlog Data By Region

	Three Months Ended May 31,		At or for the Six Months Ended May 31,
(Dollars in thousands)	2003	2002	2003	2002
Deliveries
East	2,278	2,080	4,006	3,721
Central	2,459	1,773	4,313	3,279
West	2,834	2,163	5,082	3,926

Total	7,571	6,016	13,401	10,926

Of the deliveries listed above, 186 and 374 deliveries relate to unconsolidated partnerships for the three and six months ended May 31, 2003, respectively, compared to 117 and 236 deliveries in the same periods last year.

New Orders
East	3,405	3,070	5,996	5,312
Central	2,805	1,998	4,909	3,672
West	3,588	2,994	5,604	5,281

Total	9,798	8,062	16,509	14,265

Of the new orders listed above, 730 and 915 new orders relate to unconsolidated partnerships for the three and six months ended May 31, 2003, respectively, compared to 231 and 353 new orders in the same periods last year.

Backlog – Homes
East			6,819	5,339
Central			3,309	2,370
West			5,477	4,402

Total			15,605	12,111

Of the homes in backlog listed above, 986 homes in backlog relate to unconsolidated partnerships at May 31, 2003, compared to 393 homes at May 31, 2002.

Backlog Dollar Value
(including unconsolidated partnerships)			$4,218,634	3,065,373

At May 31, 2003, our market regions consisted primarily of the following states: East: Florida, Maryland, Virginia, New Jersey, North Carolina and South Carolina. Central: Texas, Illinois and Minnesota. West: California, Colorado, Arizona and Nevada.

Revenues from sales of homes increased 36% and 33% in the three and six months ended May 31, 2003, respectively, compared to the same periods in 2002. Revenues were higher due primarily to a 25% and 22% increase in the number of new home deliveries and a 8% and 9% increase in the average sales price for the three and six months ended May 31, 2003, respectively, compared to the same periods in 2002. New home deliveries were higher primarily due to continued growth in the California market, combined with our entry into the Illinois market in the second half of 2002. The average sales price on homes delivered increased primarily due to an increase in the average sales price in some of our markets, combined with changes in product and geographic mix.

Gross margins on home sales were $464.9 million, or 24.5%, and $807.8 million, or 24.2%, in the three and six months ended May 31, 2003, respectively, compared to $335.5 million, or 24.0%, and $591.9 million, or 23.6%, in the same periods last year. Margins were positively impacted by strength in many of our markets, primarily in the West region, partially offset by softness in the Texas market.

Selling, general and administrative expenses as a percentage of revenues from home sales were 11.3% and 11.6% in both the three and six months ended May 31, 2003 and 2002, respectively.

Sales of land and other revenues, net totaled $19.9 million and $31.2 million in the three and six months ended May 31, 2003, respectively, compared to $9.2 million and $13.8 million in the same periods last year. Equity in earnings from unconsolidated partnerships was $11.3 million and $19.9 million in the three and six months ended May 31, 2003, respectively, compared to $6.7 million and $12.9 million in the same periods last year. Margins achieved on land sales and equity in earnings from unconsolidated partnerships may vary significantly from period to period depending on the timing of land sales by us and our unconsolidated partnerships.

At May 31, 2003, our backlog of sales contracts was 15,605 homes ($4.2 billion), compared to 12,111 homes ($3.1 billion) at May 31, 2002. The higher backlog was primarily attributable to our homebuilding acquisitions and growth in the number of active communities, which resulted in higher new orders in 2003, compared to 2002.

Financial Services

The following table presents selected financial data related to our Financial Services Division for the periods indicated (unaudited):

	Three Months Ended May 31,		Six Months Ended May 31,
(Dollars in thousands)	2003	2002	2003	2002
Revenues	$136,095	109,813	264,230	215,438
Costs and expenses	98,917	83,102	192,707	165,303

Operating earnings	$37,178	26,711	71,523	50,135

Dollar value of mortgages originated	$1,910,000	1,270,000	3,429,000	2,420,000

Number of mortgages originated	10,400	7,500	18,700	14,200

Mortgage capture rate of Lennar homebuyers	72%	80%	71%	81%

Number of title transactions	103,000	82,000	192,000	159,000

Operating earnings from our Financial Services Division increased to $37.2 million and $71.5 million in the three and six months ended May 31, 2003, respectively, compared to $26.7 million and $50.1 million in the same periods last year. The increase in both periods was primarily due to a higher number of transactions in our mortgage and title operations, which benefited from record low interest rates and a strong housing environment in 2003. The Division’s mortgage capture rate decreased in the three and six months ended May 31, 2003 primarily due to the transitioning of the mortgage business related to the homebuilders we have acquired since the beginning of fiscal 2002.

Corporate General and Administrative

Corporate general and administrative expenses as a percentage of total revenues were 1.2% and 1.3% in the three and six months ended May 31, 2003, respectively, compared to 1.3% in both the three and six months ended May 31, 2002.

Interest

Interest expense totaled $36.3 million, or 1.7% of total revenues, and $66.5 million, or 1.8% of total revenues, in the three and six months ended May 31, 2003, respectively, compared to interest expense of $30.5 million, or 1.9% of total revenues, and $54.6 million, or 1.9% of total revenues in the same periods last year. The decrease in interest expense as a percentage of total revenues in both periods was primarily due to a lower debt leverage ratio while we continued to grow. The weighted average interest rate for interest incurred was 7.5% in the six months ended May 31, 2003, compared to 7.8% last year. The average debt outstanding was $1.9 billion for the six months ended May 31, 2003, compared to $1.5 billion last year.

(2) Liquidity and Financial Resources

In the six months ended May 31, 2003, cash flows used in operating activities amounted to $128.6 million, consisting primarily of net earnings offset by increases in operating assets to support a significantly higher backlog and a higher number of active communities as we continued to grow. In particular, inventories at May 31, 2003 had increased by $468.4 million since November 30, 2002, due to a general increase in business activity and the expansion of operations in our market areas. We finance our inventory acquisitions, development and construction activities from operations and existing credit agreements. Additionally, operating cash was used to reduce accounts payable and other liabilities. In the six months ended May 31, 2003, accounts payable and other liabilities decreased $117.1 million, compared to $83.6 million in the same period last year.

Cash used in investing activities totaled $86.9 million in the six months ended May 31, 2003, compared to $32.6 million in the corresponding period in 2002. In the six months ended May 31, 2003, net cash paid for acquisitions was $107.9 million, compared to $21.3 million in the same period last year. During the six months ended May 31, 2003, this usage of cash was primarily offset by $35.9 million in net distributions from unconsolidated partnerships in which we invest. During the same period last year, we remitted $14.1 million in net contributions to unconsolidated partnerships.

We finance our land acquisition and development activities, construction activities, financial services activities and general operating needs primarily with cash generated from operations and public debt issuances, as well as cash borrowed under our revolving credit facilities. We also buy land under option agreements, which enable us to acquire homesites when we are ready to build homes on them. The financial risks of adverse market conditions associated with land holdings is managed by prudent underwriting of land purchases in areas we view as desirable growth markets, careful management of the land development process and limitation of risk by using partners to share the costs of purchasing and developing land, as well as obtaining access to land through option arrangements. At May 31, 2003, we had option contracts with entities, which allow us to acquire approximately 54,000 homesites.

The majority of our short-term financing needs are met with cash generated from operations and funds available under our senior secured credit facilities. In May 2003, we amended and restated our senior secured credit facilities (the “Credit Facilities”) to provide us with up to $1.3 billion of financing. The Credit Facilities consist of a $712 million revolving credit facility maturing in May 2008, a $315 million 364-day revolving credit facility maturing in May 2004 and a $300 million term loan B maturing in December 2008. We may elect to convert borrowings under the

364-day revolving credit facility to a term loan, which would mature in May 2008. The Credit Facilities are collateralized by the stock of certain of our subsidiaries and are also guaranteed on a joint and several basis by substantially all of our subsidiaries, other than our subsidiaries primarily engaged in mortgage and title reinsurance activities. At May 31, 2003, $298.0 million was outstanding under the term loan B and zero was outstanding under the revolving credit facilities. Interest rates are LIBOR-based and the margins are set by a pricing grid with thresholds that adjust based on changes in our leverage ratio and the Credit Facilities’ credit rating. At May 31, 2003, we had letters of credit outstanding in the amount of $500.1 million. The majority of these letters of credit are posted with regulatory bodies to guarantee our performance of certain development and construction activities and are also posted in lieu of cash deposits on option contracts. Of our total letters of credit, $301.2 million were collateralized against certain borrowings available under the Credit Facilities.

In February 2003, we issued $350 million of 5.95% senior notes due 2013 at a price of 98.287%. The senior notes are guaranteed on a joint and several basis by substantially all of our subsidiaries, other than subsidiaries primarily engaged in mortgage and title reinsurance activities. Proceeds from the offering, after underwriting discount and expenses, were approximately $342 million. We used $116 million of the proceeds to repay outstanding indebtedness and added the remainder to our general working capital. The senior notes were issued under our shelf registration statement.

In June 2003, we called our 3 7/8% zero-coupon senior convertible debentures due 2018 (the “Debentures”) for redemption. The redemption date for the Debentures will be July 29, 2003, which is the earliest date on which we have the right to redeem the Debentures. The Debentures can be converted into our Class A common stock at any time prior to the redemption date. Each $1,000 principal amount at maturity of Debentures is convertible into 13.7407 shares of our Class A common stock (inclusive of the adjustment for an April 2003 stock distribution), which equates to a redemption price of approximately $40.92 per share of Class A common stock. If the Debentures are not converted, we intend to repay the Debentures at the redemption price of $562.31 per $1,000 principal amount at maturity. As of June 30, 2003, approximately 26% of the Debentures had been converted into approximately 1.8 million shares of Class A common stock.

At May 31, 2003, our Financial Services Division had warehouse lines of credit totaling $505 million to fund our mortgage loan activities. Borrowings under the facilities were $487.4 million at May 31, 2003. Our warehouse lines of credit mature in May 2004 ($150 million) and in October 2004 ($355 million), at which time we expect both facilities to be renewed. Additionally, our line of credit maturing in May 2004 has an incremental $100 million commitment available at each fiscal quarter-end. At May 31, 2003, we had advances under a conduit funding agreement with a major financial institution amounting to $138.8 million. We also had a $20 million revolving line of credit with a bank. Borrowings under the revolving line of credit were $15.5 million at May 31, 2003.

We frequently enter into partnerships that acquire and develop land for our homebuilding operations or for sale to third parties. While we view the use of unconsolidated partnerships as beneficial to our homebuilding activities, we do not view them as essential to those activities. Most of the partnerships in which we invest are accounted for by the equity method of accounting. At May 31, 2003, the unconsolidated partnerships in which we had interests had total assets of $1.7 billion and total liabilities of $978.9 million, which included $790.7 million of notes and mortgages payable. In some instances, we and/or our partners have provided varying levels of guarantees of debt of unconsolidated partnerships. At May 31, 2003, we had recourse guarantees of $67.5 million and limited maintenance guarantees of $122.3 million of debt of unconsolidated partnerships. When we provide a guarantee, the partnership generally receives more favorable terms from its lenders. The limited maintenance guarantees only apply if a partnership defaults on its loan arrangements and the carrying value of the collateral (generally land and improvements) is less than a specified percentage of the loan balance. If we are required to make a payment under a limited maintenance guarantee to bring the carrying value of the collateral above the specified percentage of the loan balance, the payment would constitute a capital contribution or loan to the unconsolidated partnership and increase our share of any funds the unconsolidated partnership distributes.

During 2003, we acquired two homebuilders which expanded our presence in California and South Carolina. In connection with these acquisitions, total consideration, including debt of the acquired companies, amounted to approximately $100 million. The results of operations of the acquired homebuilders are included in our results of operations since their respective acquisition dates.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, FIN 46 will apply beginning September 1, 2003.

We evaluated partnership agreements and option contracts entered into subsequent to January 31, 2003 under FIN 46. We did not consolidate any of our partnerships created after January 31, 2003 as we determined that we were not the primary beneficiary, as defined in FIN 46. Additionally, we evaluated our option contracts for land entered into subsequent to January 31, 2003 and determined we are the primary beneficiary of certain of these option contracts. Although we do not have legal title to the optioned land, under FIN 46, we, as the primary beneficiary, are required to consolidate the land under option at fair value (the exercise price). The effect of the consolidation was an increase of $12.2 million to consolidated inventory not owned with a corresponding increase to liabilities related to consolidated inventory not owned in the accompanying consolidated condensed balance sheet as of May 31, 2003. The liabilities represent the difference between the exercise price of the optioned land and our deposits. Additionally, to reflect the fair value of the inventory consolidated under FIN 46, we reclassified $2.4 million of related option deposits from land under development to consolidated inventory not owned.

We are in the process of evaluating the remainder of our investments in unconsolidated partnerships and option contracts that may be deemed variable interest entities under the provisions of FIN 46. At May 31, 2003, our maximum exposure to loss with regard to unconsolidated partnerships was our recorded investment in these partnerships totaling $313.1 million plus the guarantees discussed in Note 8 of Notes to Consolidated Condensed Financial Statements. Additionally, at May 31, 2003, we had non-refundable option deposits and/or letters of credit related to inventory with estimated aggregate exercise prices totaling approximately $2 billion. We have not yet determined the anticipated impact of adopting FIN 46 for our partnership agreements and option contracts that existed as of January 31, 2003. However, it may require the consolidation of the assets, liabilities and operations of certain of our unconsolidated partnerships and consolidation of land held under certain of our option contracts. Although we do not believe the full adoption of FIN 46 will have an impact on net earnings, we cannot make any definitive conclusion until we complete our evaluation.

In June 2001, our Board of Directors increased our previously authorized stock repurchase program to permit future purchases of up to 10 million shares of our outstanding Class A common stock. We may repurchase these shares in the open market from time-to-time. During the six months ended May 31, 2003, we did not repurchase any of our outstanding Class A common stock in the open market under these authorizations. As of May 31, 2003, in prior years and under prior approvals, we had repurchased approximately 9.8 million shares of our outstanding Class A common stock for an aggregate purchase price of approximately $158.9 million, or $16 per share. During the six months ended May 31, 2003, our treasury stock increased by approximately 1,000 Class A common shares related to share reacquisitions at the time of vesting of restricted stock.

In recent years, we have sold convertible and non-convertible debt into public markets, and at May 31, 2003, we had effective Securities Act registration statements under which we could sell to the public up to $620 million of debt securities, common stock, preferred stock or other securities and could issue up to $400 million of equity or debt securities in connection with acquisitions of companies or interests in them, businesses, or assets.

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

Because stockholders approved the change to the terms of the Class B common stock, we distributed to the holders of record of our stock at the close of business on April 9, 2003, one share of Class B common stock for each ten shares of Class A common stock or Class B common stock held at that time. The distribution occurred on April 21, 2003 and our Class B common stock became listed on the New York Stock Exchange (“NYSE”). Our Class A common stock was already listed on the NYSE.

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

The principal purpose of the distribution and the amendments to our certificate of incorporation was to make a greater number of authorized shares available for us to use in acquisitions, to sell in order to raise capital, to issue under stock option or other incentive programs or otherwise to issue.

Based on our current financial condition and credit relationships, we believe that our operations and borrowing resources will provide for our current and long-term capital requirements at our anticipated levels of growth.

(3) Critical Accounting Policies

Listed below are significant changes to our critical accounting policies during the six months ended May 31, 2003, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended November 30, 2002.

Consolidation of Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, FIN 46 will apply beginning September 1, 2003. We believe the accounting for partnerships and option contracts for land is a “critical accounting policy” because the application of FIN 46 requires significant judgment and estimates (see our discussion in Liquidity and Financial Resources).

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

Our Annual Report on Form 10-K for the year ended November 30, 2002 contains information about market risks under “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.” There have been no material changes in our market risks during the three and six months ended May 31, 2003.

Item 4. Controls and Procedures

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter that ended on May 31, 2003. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of May 31, 2003 to ensure that required information was disclosed on a timely basis in our reports filed under the Securities Exchange Act.

Our CEO and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2003. That evaluation did not identify any changes that have materially affected, or are likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Items 1-3.	Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders of Lennar Corporation was held on April 8, 2003 and the voting results are incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended February 28, 2003.

Item 5.	Not applicable.

Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits:

31.1.	Rule 13a-14(a) certification by Stuart A. Miller, President and Chief Executive Officer.
31.2.	Rule 13a-14(a) certification by Bruce E. Gross, Vice President and Chief Financial Officer.
32.	Section 1350 certifications by Stuart A. Miller, President and Chief Executive Officer, and Bruce E. Gross, Vice President and Chief Financial Officer.

(b) Reports on Form 8-K:

Report dated May 9, 2003, reporting or furnishing information under Item 5.

Report dated March 18, 2003, furnishing information under Items 7 and 9.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

LENNAR CORPORATION
(Registrant)

Date:	July 15, 2003	/s/ BRUCE E. GROSS
Bruce E. Gross Vice President and Chief Financial Officer

Date:	July 15, 2003	/s/ DIANE J. BESSETTE
Diane J. Bessette Vice President and Controller

Exhibit Index

Exhibit Number	Exhibit description

31.1.	Rule 13a-14(a) certification by Stuart A. Miller, President and Chief Executive Officer.

31.2.	Rule 13a-14(a) certification by Bruce E. Gross, Vice President and Chief Financial Officer.

32.	Section 1350 certifications by Stuart A. Miller, President and Chief Executive Officer, and Bruce E. Gross, Vice President and Chief Financial Officer.