Form 10-Q
period 2003-08-31
LENNAR CORP /NEW/
filed 2003-10-15
CIK 920760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2003

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

Common shares outstanding as of September 30, 2003:

Class A	62,575,901
Class B	16,245,343

Part I. Financial Information

Item 1.	Financial Statements

Lennar Corporation and Subsidiaries

Consolidated Condensed Balance Sheets

(In thousands, except per share amounts)

	(Unaudited) August 31, 2003	November 30, 2002
ASSETS
Homebuilding:
Cash	$599,223	731,163
Receivables, net	78,501	48,432
Inventories:
Finished homes and construction in progress	2,367,962	2,044,694
Land under development	1,457,817	1,185,473
Consolidated inventory not owned	35,129	—
Land held for development	7,260	7,410

Total inventories	3,868,168	3,237,577
Investments in unconsolidated partnerships	362,766	285,594
Other assets	404,085	357,738

	5,312,743	4,660,504
Financial services	909,288	1,095,129

Total assets	$6,222,031	5,755,633

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable and other liabilities	$906,655	969,779
Liabilities related to consolidated inventory not owned	32,721	—
Senior notes and other debts payable, net	1,521,706	1,585,309

	2,461,082	2,555,088
Financial services	767,941	971,388

Total liabilities	3,229,023	3,526,476

Stockholders’ equity:
Preferred stock	—	—
Class A common stock of $0.10 par value per share, 72,408 shares issued at August 31, 2003	7,241	6,506
Class B common stock of $0.10 par value per share, 16,243 shares issued at August 31, 2003	1,624	970
Additional paid-in capital	1,519,268	873,502
Retained earnings	1,651,509	1,538,945
Unearned restricted stock	(5,113)	(7,337)
Deferred compensation plan; 267 Class A common shares, 27 Class B common shares at August 31, 2003	(4,919)	(1,103)
Deferred compensation liability	4,919	1,103
Treasury stock, at cost; 9,857 Class A common shares at August 31, 2003	(159,688)	(158,992)
Accumulated other comprehensive loss	(21,833)	(24,437)

Total stockholders’ equity	2,993,008	2,229,157

Total liabilities and stockholders’ equity	$6,222,031	5,755,633

See accompanying notes to consolidated condensed financial statements.

Lennar Corporation and Subsidiaries

Consolidated Condensed Statements of Earnings

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2003	2002 (1)	2003	2002 (1)
Revenues:
Homebuilding	$2,108,434	1,732,496	5,547,782	4,303,443
Financial services	159,408	115,456	423,638	330,894

Total revenues	2,267,842	1,847,952	5,971,420	4,634,337

Costs and expenses:
Homebuilding	1,836,389	1,525,808	4,902,186	3,855,971
Financial services	110,070	85,382	302,777	250,685
Corporate general and administrative	27,488	19,575	74,879	55,979

Total costs and expenses	1,973,947	1,630,765	5,279,842	4,162,635

Equity in earnings from unconsolidated partnerships	25,060	4,175	44,978	17,083
Management fees and other income, net	4,864	7,102	15,589	25,459

Earnings before provision for income taxes	323,819	228,464	752,145	514,244
Provision for income taxes	122,242	86,245	283,935	194,127

Net earnings	$201,577	142,219	468,210	320,117

Basic earnings per share (adjusted for 10% stock distribution, see Notes 4 and 9)	$2.69	2.02	6.49	4.57

Diluted earnings per share (adjusted for 10% stock distribution, see Notes 4 and 9)	$2.43	1.83	5.87	4.14

Cash dividends per Class A common share	$0.0125	0.0125	0.0375	0.0375

Cash dividends per Class B common share	$0.0125	0.01125	0.03625	0.03375

(1)	Certain prior year amounts have been reclassified to conform to the 2003 presentation (see Note 1).

See accompanying notes to consolidated condensed financial statements.

Lennar Corporation and Subsidiaries

Consolidated Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended August 31,
	2003	2002
Cash flows from operating activities:
Net earnings	$468,210	320,117
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	42,009	32,211
Amortization of discount on debt	18,378	18,889
Tax benefit from exercise of stock options and vesting of restricted stock	8,155	9,550
Equity in earnings from unconsolidated partnerships	(44,978)	(17,083)
Deferred income tax provision (benefit)	(22,140)	6,079
Changes in assets and liabilities, net of effect from acquisitions:
Increase in receivables	(36,988)	(96,359)
Increase in inventories	(588,256)	(627,574)
(Increase) decrease in other assets	(18,064)	5,542
Decrease in financial services loans held for sale	236,019	175,525
Increase (decrease) in accounts payable and other liabilities	(71,582)	802

Net cash used in operating activities	(9,237)	(172,301)

Cash flows from investing activities:
Net additions to operating properties and equipment	(13,789)	(7,420)
(Increase) decrease in investments in unconsolidated partnerships, net	41,238	(47,283)
(Increase) decrease in financial services mortgage loans	(1,182)	12,092
Purchases of investment securities	(18,023)	(25,924)
Proceeds from investment securities	6,987	17,452
Acquisitions, net of cash acquired	(106,025)	(390,393)

Net cash used in investing activities	(90,794)	(441,476)

Cash flows from financing activities:
Net borrowings under revolving credit facilities	—	42,300
Net repayments under financial services short-term debt	(205,756)	(126,558)
Net proceeds from issuance of 5.95% senior notes	341,730	—
Proceeds from other borrowings	—	20,075
Principal payments on other borrowings	(163,449)	(91,573)
Common stock:
Issuance, net	14,312	17,048
Dividends and other	(2,978)	(2,383)

Net cash used in financing activities	(16,141)	(141,091)

Net decrease in cash	(116,172)	(754,868)
Cash at beginning of period	777,159	877,274

Cash at end of period	$660,987	122,406

Lennar Corporation and Subsidiaries

Consolidated Condensed Statements of Cash Flows — Continued

(Unaudited)

(In thousands)

	Nine Months Ended August 31,
	2003	2002
Summary of cash:
Homebuilding	$599,223	58,363
Financial services	61,764	64,043

	$660,987	122,406

Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$913	13,836
Cash paid for income taxes	$350,799	185,714

Supplemental disclosures of non-cash investing and financing activities:
Consolidated inventory not owned	$32,721	—
Purchases of inventory financed by sellers	$14,297	9,820
Fair value of guarantees of unconsolidated partnership debt	$1,815	—

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

The Company historically has experienced, and expects to continue to experience, variability in quarterly results. The consolidated condensed statements of earnings for the three and nine months ended August 31, 2003 are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

In the three and nine months ended August 31, 2003, homebuilding results reflect reclassifications within the consolidated condensed statements of earnings that have been made to interest expense (now included in cost of homes sold and cost of land sold), equity in earnings from unconsolidated partnerships and management fees and other income, net. Prior year amounts have been reclassified to conform to the 2003 presentation. These reclassifications have no impact on reported net earnings.

As discussed in Note 9, basic and diluted earnings per share amounts, weighted average shares outstanding and certain other share data have been adjusted for 2003 and 2002 to reflect the effect of the April 2003 Class B stock distribution.

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

Financial information relating to the Company’s reportable segments is as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
(In thousands)	2003	2002	2003	2002
Homebuilding revenues:
Sales of homes	$2,041,378	1,691,282	5,376,528	4,198,652
Sales of land	67,056	41,214	171,254	104,791

Total homebuilding revenues	2,108,434	1,732,496	5,547,782	4,303,443

Homebuilding costs and expenses:
Cost of homes sold	1,557,481	1,313,446	4,148,151	3,281,943
Cost of land sold	59,263	33,025	146,122	102,699
Selling, general and administrative	219,645	179,337	607,913	471,329

Total homebuilding costs and expenses	1,836,389	1,525,808	4,902,186	3,855,971

Equity in earnings from unconsolidated partnerships	25,060	4,175	44,978	17,083
Management fees and other income, net	4,864	7,102	15,589	25,459

Homebuilding operating earnings	$301,969	217,965	706,163	490,014

Financial services revenues	$159,408	115,456	423,638	330,894
Financial services costs and expenses	110,070	85,382	302,777	250,685

Financial services operating earnings	$49,338	30,074	120,861	80,209

Corporate general and administrative	27,488	19,575	74,879	55,979

Earnings before provision for income taxes	$323,819	228,464	752,145	514,244

In the three and nine months ended August 31, 2003, homebuilding results reflect reclassifications within the consolidated condensed statements of earnings that have been made to interest expense (now included in cost of homes sold and cost of land sold), equity in earnings from unconsolidated partnerships and management fees and other income, net. Prior year amounts have been reclassified to conform to the 2003 presentation. These reclassifications have no impact on reported net earnings.

(3)	Acquisitions

During 2003, the Company acquired two homebuilders, which expanded the Company’s presence in California and South Carolina, and a title company, which expanded the Company’s title and closing business into the Chicago market. In connection with these acquisitions and contingent consideration related to prior period acquisitions, the Company paid $106.0 million, net of cash acquired. The results of operations of the acquired companies are included in the Company’s results of operations since their respective acquisition dates. The pro forma effect of these acquisitions on the results of operations is not presented as their effect is not considered material.

Investment in an Unconsolidated Partnership

In July 2003, the Company and LNR Property Corporation (“LNR”) formed a joint venture, and the venture entered into an agreement to acquire The Newhall Land and Farming Company (“Newhall”). Newhall’s primary business is developing two master-planned communities in Los Angeles County, California. Under the terms of the agreement, Newhall’s unitholders will receive $40.50 per partnership unit in cash, which will increase at the rate of 5% per annum commencing 270 days from July 21, 2003. The total purchase consideration, after payments with regard to employee options, will be approximately $990 million plus Newhall’s liabilities. The transaction is subject to approval of Newhall’s unitholders. It is also subject to approval of the California Public Utilities Commission, due to the change of control of Valencia Water Company, a wholly-owned subsidiary of Newhall, that will result from the purchase, and customary closing conditions. The parties expect the transaction to close by the middle of 2004. Simultaneous with the closing of the transaction, LNR will purchase existing income-producing commercial assets and the Company will option certain current homesites from the venture.

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

	Three Months Ended August 31,		Nine Months Ended August 31,
(In thousands, except per share amounts)	2003	2002	2003	2002
Numerator:
Numerator for basic earnings per share - net earnings	$201,577	142,219	468,210	320,117
Interest on zero-coupon senior convertible debentures due 2018, net of tax	810	1,610	4,116	4,787
Interest on zero-coupon convertible senior subordinated notes due 2021, net of tax	2,035	—	2,035	—

Numerator for diluted earnings per share	$204,422	143,829	474,361	324,904

Denominator (adjusted for 10% stock distribution, see disclosure below):
Denominator for basic earnings per share - weighted average shares	74,909	70,391	72,112	70,040
Effect of dilutive securities:
Employee stock options and restricted stock	1,584	1,592	1,552	1,738
Zero-coupon senior convertible debentures due 2018	3,205	6,778	5,587	6,778
Zero-coupon convertible senior subordinated notes due 2021	4,485	—	1,495	—

Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversions	84,183	78,761	80,746	78,556

Basic earnings per share (adjusted for 10% stock distribution)	$2.69	2.02	6.49	4.57

Diluted earnings per share (adjusted for 10% stock distribution)	$2.43	1.83	5.87	4.14

Basic and diluted earnings per share amounts and weighted average shares outstanding have been adjusted for 2003 and 2002 to reflect the effect of the April 2003 stock distribution.

In 2001, the Company issued zero-coupon convertible senior subordinated notes due 2021. The indenture relating to the notes provides that the notes are convertible into the Company’s Class A common stock during limited periods after the market price of the Company’s Class A common stock exceeds 110% of the accreted conversion price at the rate of approximately 7.1 Class A common shares per $1,000 face amount of notes at maturity, which would total approximately 4.5 million shares (adjusted for the April 2003 stock distribution). For this purpose, the “market price” is the average closing price of the Company’s Class A common stock over the last twenty trading days of a fiscal quarter.

Other events that would cause the notes to be convertible are: a) a call of the notes for redemption; b) the initial credit ratings assigned to the notes by any two of Moody’s Investors Service, Inc., Standard & Poor’s Ratings Services and Fitch IBCA Duff & Phelps are reduced by two rating levels; c) a distribution to all holders of the Company’s Class A common stock of options expiring within 60 days entitling the holders to purchase common stock for less than its quoted price; or d) a distribution to all holders of the Company’s Class A common stock of

(4)	Earnings Per Share, Continued

common stock, assets, debt, securities or rights to purchase securities with a per share value exceeding 15% of the closing price of the Class A common stock on the day preceding the declaration date for the distribution.

The calculation of diluted earnings per share included 4.5 million shares and 1.5 million shares for the three and nine months ended August 31, 2003, respectively, because the average closing price of the Company’s Class A common stock over the last twenty trading days of the third quarter of 2003 exceeded 110% ($63.75 per share at August 31, 2003) of the accreted conversion price. There were no shares included in the calculation of diluted earnings per share for the three and nine months ended August 31, 2002.

(5)	Financial Services

The assets and liabilities related to the Company’s financial services operations are summarized as follows:

(In thousands)	(Unaudited) August 31, 2003	November 30, 2002
Assets:
Cash and receivables, net	$264,661	239,893
Mortgage loans held for sale, net	472,263	708,304
Mortgage loans, net	31,537	30,341
Title plants	18,210	15,586
Goodwill, net	43,577	34,002
Other	72,362	57,801
Limited-purpose finance subsidiaries	6,678	9,202

	$909,288	1,095,129

Liabilities:
Notes and other debts payable	$647,891	853,416
Other	113,372	108,770
Limited-purpose finance subsidiaries	6,678	9,202

	$767,941	971,388

At August 31, 2003, the Financial Services Division had warehouse lines of credit totaling $655 million, which included a $50 million 15-day increase which expired in September 2003, to fund its mortgage loan activities. Borrowings under the facilities were $597.9 million at August 31, 2003. The warehouse lines of credit mature in May 2004 ($250 million) and in October 2004 ($355 million), at which time the Division expects both facilities to be renewed. Additionally, the line of credit maturing in May 2004 includes an incremental $100 million commitment available at each fiscal quarter-end. At August 31, 2003, the Division had advances under a conduit funding agreement with a major financial institution amounting to $30.3 million. The Division also had a $20 million revolving line of credit with a bank. Borrowings under the revolving line of credit were $19.4 million at August 31, 2003.

(6)	Cash

Cash as of August 31, 2003 and November 30, 2002 included $49.6 million and $56.2 million, respectively, of funds primarily held in escrow for approximately three days and $14.0 million and $20.9 million, respectively, of restricted deposits.

(7)	Debt

In May 2003, the Company amended and restated its senior secured credit facilities (the “Credit Facilities”) to provide the Company with up to $1.3 billion of financing. The Credit Facilities consist of a $712 million revolving credit facility maturing in May 2008, a $315 million 364-day revolving credit facility maturing in May 2004 and a $300 million term loan B maturing in December 2008. The Company may elect to convert borrowings under the 364-day revolving credit facility to a term loan, which would mature in May 2008. The Credit Facilities are collateralized by the stock of certain of the Company’s subsidiaries and are also guaranteed on a joint and several basis by substantially all of the Company’s subsidiaries, other than subsidiaries primarily engaged in mortgage and title reinsurance activities. At August 31, 2003, $297.0 million was outstanding under the term loan B and zero was outstanding under the revolving credit facilities. Interest rates are LIBOR-based and the margins are set by a pricing grid with thresholds that adjust based on changes in the Company’s leverage ratio and the Credit Facilities’ credit rating. At August 31, 2003, the Company had letters of credit outstanding in the amount of $596.8 million. The majority of these letters of credit are posted with regulatory bodies to guarantee the Company’s performance of certain development and construction activities or are posted in lieu of cash deposits on option contracts. Of the Company’s total letters of credit, $334.8 million were collateralized against certain borrowings available under the Credit Facilities.

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

In June 2003, the Company called its 3  7/8% zero-coupon senior convertible debentures due 2018 (the “Debentures”) for redemption. The redemption date for the Debentures was July 29, 2003, which was the earliest date on which the Company had the right to redeem the Debentures. At the option of the holders, the Debentures could have been converted into Class A common stock at any time prior to the redemption date. Each $1,000 principal amount at maturity of Debentures was convertible into 13.7407 shares of Class A common stock (inclusive of the adjustment for the April 2003 stock distribution), which equated to a redemption price of approximately $40.92 per share of Class A common stock. In the third quarter of 2003, substantially all of the Debentures were converted into approximately 6.8 million shares of Class A common stock. The impact of the conversion of the Debentures to Class A common stock on the consolidated condensed balance sheet as of August 31, 2003 was an increase to Class A common stock of $0.7 million, an increase to additional paid-in capital of $270.6 million, a decrease to other assets of $5.6 million and a decrease to senior notes and other debts payable, net of $276.9 million.

(8)	Guarantees

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. In accordance with the provisions of FIN 45, the Company adopted the initial recognition and measurement provisions on a prospective basis with regard to guarantees issued after December 31, 2002. The implementation of FIN 45 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

Warranty and similar reserves for homes are established in an amount estimated to be adequate to cover potential costs for materials and labor with regard to warranty-type claims to be incurred subsequent to the delivery of a home. Reserves are determined based on historical data and trends with respect to similar product types and geographical areas. The following table sets forth the activity in the Company’s warranty reserve for the nine months ended August 31, 2003:

(In thousands)

Warranty reserve, November 30, 2002	$93,606
Provision	77,762
Payments	(69,122)

Warranty reserve, August 31, 2003	$102,246

In some instances, the Company and/or its partners have provided varying levels of guarantees of debt of unconsolidated partnerships. At August 31, 2003, the Company had recourse guarantees of $85.1 million and limited maintenance guarantees of $117.5 million of debt of unconsolidated partnerships. When the Company provides a guarantee, the partnership generally receives more favorable terms from its lenders than would otherwise be available to it. The limited maintenance guarantees only apply if a partnership defaults on its loan arrangements and the carrying value of the collateral (generally land and improvements) is less than a specified percentage of the loan balance. If the Company is required to make a payment under a limited maintenance guarantee to bring the carrying value of the collateral above the specified percentage of the loan balance, the payment would constitute a capital contribution or loan to the unconsolidated partnership and increase the Company’s share of any funds the unconsolidated partnership distributes. There were no assets held as collateral that, upon the occurrence of any triggering event or condition under a guarantee, the Company could obtain and liquidate to recover all or a portion of the amounts paid under a guarantee.

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

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, basic and diluted earnings per share amounts and weighted average shares outstanding have been adjusted for 2003 and 2002 to reflect the effect of the distribution of Class B common stock. The impact of the stock distribution on the consolidated condensed balance sheet as of August 31, 2003 was an increase to Class B common stock of $0.7 million, an increase to additional paid-in capital of $352.0 million and a decrease to retained earnings of $352.7 million. Approximately 6.5 million shares of Class B common stock were issued as a result of the stock distribution.

In June 2001, the Company’s Board of Directors increased the previously authorized stock repurchase program to permit future purchases of up to 10 million shares of our outstanding Class A common stock. The Company may repurchase these shares in the open market from time-to-time. During the nine months ended August 31, 2003, the Company did not repurchase any of its outstanding Class A common stock in the open market under these authorizations. During the nine months ended August 31, 2003, the Company’s treasury stock increased by approximately 9,000 Class A common shares related to share reacquisitions at the time of vesting of restricted stock.

In September 2003, the Company’s Board of Directors voted to increase the rate at which dividends are paid with regard to the Company’s Class A and Class B common stock to $1.00 per share per year (payable quarterly) from $0.05 per share per year. Additionally, the Board of Directors voted to retire the Company’s Class A common stock held in treasury.

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

(10)	Comprehensive Income, Continued

Comprehensive income represents changes in stockholders’ equity from non-owner sources. For the three and nine months ended August 31, 2003 and 2002, the change in the fair value of interest rate swaps was the only other amount besides the Company’s net earnings in deriving comprehensive income. Comprehensive income was $210.1 million and $470.8 million for the three and nine months ended August 31, 2003, respectively, compared to $134.1 million and $314.1 million for the same periods last year.

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

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, to stock-based employee compensation:

	Three Months Ended August 31,		Nine Months Ended August 31,
(In thousands, except per share amounts)	2003	2002	2003	2002
Net earnings, as reported	$201,577	142,219	468,210	320,117
Add: Total stock-based employee compensation expense included in reported net earnings, net of related tax affects	416	484	1,384	1,452
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,482)	(1,695)	(6,888)	(4,830)

Pro forma net earnings	$199,511	141,008	462,706	316,739

Earnings per share:
Basic—as reported (adjusted for 10% stock distribution)	$2.69	2.02	6.49	4.57

Basic—pro forma (adjusted for 10% stock distribution)	$2.66	2.00	6.42	4.52

Diluted—as reported (adjusted for 10% stock distribution)	$2.43	1.83	5.87	4.14

Diluted—pro forma (adjusted for 10% stock distribution)	$2.40	1.81	5.81	4.09

(12)	Consolidation of Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, FIN 46 will apply in the Company’s first quarter ending February 29, 2004.

The Company evaluated partnership agreements and option contracts entered into subsequent to January 31, 2003 under FIN 46. The Company did not consolidate any of its partnerships created after January 31, 2003 as the Company determined it was not the primary beneficiary, as defined in FIN 46. Additionally, the Company evaluated its option contracts for land entered into subsequent to January 31, 2003 and determined it is the primary beneficiary of certain of these option contracts. Although the Company does not have legal title to the optioned land, under FIN 46, the Company, as the primary beneficiary, is required to consolidate the land under option at fair value (the exercise price). The effect of the consolidation was an increase of $32.7 million to consolidated inventory not owned with a corresponding increase to liabilities related to consolidated inventory not owned in the accompanying consolidated condensed balance sheet as of August 31, 2003. The liabilities represent the difference between the exercise price of the optioned land and the Company’s deposits. Additionally, to reflect the fair value of the inventory consolidated under FIN 46, the Company reclassified $2.4 million of related option deposits from land under development to consolidated inventory not owned.

The Company is in the process of evaluating the remainder of its investments in unconsolidated partnerships and option contracts that may be deemed variable interest entities under the provisions of FIN 46. At August 31, 2003, the Company’s estimated maximum exposure to loss with regard to unconsolidated partnerships was its recorded investment in these partnerships totaling $362.8 million plus the guarantees discussed in Note 8. Additionally, at August 31, 2003, the Company had non-refundable option deposits and/or letters of credit related to inventory with estimated aggregate exercise prices totaling approximately $2 billion. The Company has not yet determined the impact of adopting FIN 46 for its partnership agreements and option contracts that existed as of January 31, 2003. However, it may require the consolidation of the assets, liabilities and operations of certain of its unconsolidated partnerships and consolidation of land held under certain of its option contracts. Although the Company does not believe the full adoption of FIN 46 will have an impact on net earnings, the Company cannot make any definitive determination until it completes its evaluation.

(13)	New Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003. The implementation of SFAS No. 149 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. The implementation of SFAS No. 150 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

(14)	Supplemental Financial Information

The Company’s obligations to pay principal, premium, if any, and interest under certain debt instruments are guaranteed on a joint and several basis by substantially all of the Company’s subsidiaries, other than subsidiaries primarily engaged in mortgage and title reinsurance activities. The guarantees are full and unconditional and the guarantor subsidiaries are 100% directly or indirectly owned by Lennar Corporation. The Company has determined that separate, full financial statements of the guarantors would not be material to investors and, accordingly, supplemental financial information for the guarantors is presented.

Consolidating Condensed Balance Sheet

August 31, 2003

(Unaudited)

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Homebuilding:
Cash and receivables, net	$497,282	180,442	—	—	677,724
Inventories	—	3,861,569	6,599	—	3,868,168
Investments in unconsolidated partnerships	—	362,766	—	—	362,766
Other assets	85,394	318,691	—	—	404,085
Investments in subsidiaries	3,308,460	369,687	—	(3,678,147)	—

	3,891,136	5,093,155	6,599	(3,678,147)	5,312,743
Financial services	—	16,784	896,948	(4,444)	909,288

Total assets	$3,891,136	5,109,939	903,547	(3,682,591)	6,222,031

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable and other liabilities	$237,120	669,449	92	(6)	906,655
Liabilities related to consolidated inventory not owned	—	32,721	—	—	32,721
Senior notes and other debts payable, net	1,470,781	55,363	—	(4,438)	1,521,706
Intercompany	(809,773)	1,040,795	(231,022)	—	—

	898,128	1,798,328	(230,930)	(4,444)	2,461,082
Financial services	—	3,151	764,790	—	767,941

Total liabilities	898,128	1,801,479	533,860	(4,444)	3,229,023
Stockholders’ equity	2,993,008	3,308,460	369,687	(3,678,147)	2,993,008

Total liabilities and stockholders’ equity	$3,891,136	5,109,939	903,547	(3,682,591)	6,222,031

(14)	Supplemental Financial Information, Continued

Consolidating Condensed Balance Sheet

November 30, 2002

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Homebuilding:
Cash and receivables, net	$622,019	157,566	10	—	779,595
Inventories	—	3,231,015	6,562	—	3,237,577
Investments in unconsolidated partnerships	—	285,594	—	—	285,594
Other assets	84,122	273,616	—	—	357,738
Investments in subsidiaries	2,584,512	302,655	—	(2,887,167)	—

	3,290,653	4,250,446	6,572	(2,887,167)	4,660,504
Financial services	—	35,933	1,074,241	(15,045)	1,095,129

Total assets	$3,290,653	4,286,379	1,080,813	(2,902,212)	5,755,633

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable and other liabilities	$333,746	635,842	222	(31)	969,779
Senior notes and other debts payable, net	1,478,821	121,502	—	(15,014)	1,585,309
Intercompany	(751,071)	931,951	(180,880)	—	—

	1,061,496	1,689,295	(180,658)	(15,045)	2,555,088
Financial services	—	12,572	958,816	—	971,388

Total liabilities	1,061,496	1,701,867	778,158	(15,045)	3,526,476
Stockholders’ equity	2,229,157	2,584,512	302,655	(2,887,167)	2,229,157

Total liabilities and stockholders’ equity	$3,290,653	4,286,379	1,080,813	(2,902,212)	5,755,633

(14)	Supplemental Financial Information, Continued

Consolidating Condensed Statement of Earnings

Three Months Ended August 31, 2003

(Unaudited)

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Homebuilding	$—	2,108,434	—	—	2,108,434
Financial services	—	4,315	157,932	(2,839)	159,408

Total revenues	—	2,112,749	157,932	(2,839)	2,267,842

Costs and expenses:
Homebuilding	—	1,837,097	136	(844)	1,836,389
Financial services	—	3,095	108,970	(1,995)	110,070
Corporate general and administrative	27,488	—	—	—	27,488

Total costs and expenses	27,488	1,840,192	109,106	(2,839)	1,973,947

Equity in earnings from unconsolidated partnerships	—	25,060	—	—	25,060
Management fees and other income, net	—	4,864	—	—	4,864

Earnings (loss) before income taxes	(27,488)	302,481	48,826	—	323,819
Provision (benefit) for income taxes	(9,916)	114,186	17,972	—	122,242
Equity in earnings from subsidiaries	219,149	30,854	—	(250,003)	—

Net earnings (loss)	$201,577	219,149	30,854	(250,003)	201,577

Consolidating Condensed Statement of Earnings

Three Months Ended August 31, 2002

(Unaudited)

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Homebuilding	$—	1,732,496	—	—	1,732,496
Financial services	—	14,764	101,750	(1,058)	115,456

Total revenues	—	1,747,260	101,750	(1,058)	1,847,952

Costs and expenses:
Homebuilding	—	1,526,729	137	(1,058)	1,525,808
Financial services	—	13,999	71,383	—	85,382
Corporate general and administrative	19,575	—	—	—	19,575

Total costs and expenses	19,575	1,540,728	71,520	(1,058)	1,630,765

Equity in earnings from unconsolidated partnerships	—	4,175	—	—	4,175
Management fees and other income, net	—	7,102	—	—	7,102

Earnings (loss) before income taxes	(19,575)	217,809	30,230	—	228,464
Provision (benefit) for income taxes	(7,458)	82,223	11,480	—	86,245
Equity in earnings from subsidiaries	154,336	18,750	—	(173,086)	—

Net earnings (loss)	$142,219	154,336	18,750	(173,086)	142,219

(14)	Supplemental Financial Information, Continued

Consolidating Condensed Statement of Earnings

Nine Months Ended August 31, 2003

(Unaudited)

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Homebuilding	$—	5,547,782	—	—	5,547,782
Financial services	—	11,199	421,413	(8,974)	423,638

Total revenues	—	5,558,981	421,413	(8,974)	5,971,420

Costs and expenses:
Homebuilding	—	4,904,741	429	(2,984)	4,902,186
Financial services	—	10,311	298,456	(5,990)	302,777
Corporate general and administrative	74,879	—	—	—	74,879

Total costs and expenses	74,879	4,915,052	298,885	(8,974)	5,279,842

Equity in earnings from unconsolidated partnerships	—	44,978	—	—	44,978
Management fees and other income, net	—	15,589	—	—	15,589

Earnings (loss) before income taxes	(74,879)	704,496	122,528	—	752,145
Provision (benefit) for income taxes	(27,967)	265,947	45,955	—	283,935
Equity in earnings from subsidiaries	515,122	76,573	—	(591,695)	—

Net earnings (loss)	$468,210	515,122	76,573	(591,695)	468,210

Consolidating Condensed Statement of Earnings

Nine Months Ended August 31, 2002

(Unaudited)

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Homebuilding	$—	4,303,437	6	—	4,303,443
Financial services	—	39,135	292,817	(1,058)	330,894

Total revenues	—	4,342,572	292,823	(1,058)	4,634,337

Costs and expenses:
Homebuilding	—	3,856,605	424	(1,058)	3,855,971
Financial services	—	34,266	216,419	—	250,685
Corporate general and administrative	55,979	—	—	—	55,979

Total costs and expenses	55,979	3,890,871	216,843	(1,058)	4,162,635

Equity in earnings from unconsolidated partnerships	—	17,083	—	—	17,083
Management fees and other income, net	—	25,459	—	—	25,459

Earnings (loss) before income taxes	(55,979)	494,243	75,980	—	514,244
Provision (benefit) for income taxes	(21,012)	186,577	28,562	—	194,127
Equity in earnings from subsidiaries	355,084	47,418	—	(402,502)	—

Net earnings (loss)	$320,117	355,084	47,418	(402,502)	320,117

(14)	Supplemental Financial Information, Continued

Consolidating Condensed Statement of Cash Flows

Nine Months Ended August 31, 2003

(Unaudited)

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net earnings (loss)	$468,210	515,122	76,573	(591,695)	468,210
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities	(565,022)	(738,897)	245,353	581,119	(477,447)

Net cash provided by (used in) operating activities	(96,812)	(223,775)	321,926	(10,576)	(9,237)

Cash flows from investing activities:
Decrease in investments in unconsolidated partnerships, net	—	41,238	—	—	41,238
Acquisitions, net of cash acquired	—	(95,860)	(10,165)	—	(106,025)
Other	(11,496)	(1,237)	(13,274)	—	(26,007)

Net cash used in investing activities	(11,496)	(55,859)	(23,439)	—	(90,794)

Cash flows from financing activities:
Net borrowings (repayments) under other borrowings	(94,237)	(79,934)	146	10,576	(163,449)
Net repayments under financial services short-term debt	—	—	(205,756)	—	(205,756)
Net proceeds from issuance of 5.95% senior notes	341,730	—	—	—	341,730
Common stock:
Issuance, net	14,312	—	—	—	14,312
Dividends and other	(2,978)	—	—	—	(2,978)
Intercompany	(274,506)	351,626	(77,120)	—	—

Net cash provided by (used in) financing activities	(15,679)	271,692	(282,730)	10,576	(16,141)

Net increase (decrease) in cash	(123,987)	(7,942)	15,757	—	(116,172)
Cash at beginning of period	621,163	109,995	46,001	—	777,159

Cash at end of period	$497,176	102,053	61,758	—	660,987

(14)	Supplemental Financial Information, Continued

Consolidating Condensed Statement of Cash Flows

Nine Months Ended August 31, 2002

(Unaudited)

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net earnings (loss)	$320,117	355,084	47,418	(402,502)	320,117
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities	(312,434)	(642,277)	89,354	372,939	(492,418)

Net cash provided by (used in) operating activities	7,683	(287,193)	136,772	(29,563)	(172,301)

Cash flows from investing activities:
Increase in investments in unconsolidated partnerships, net	—	(47,283)	—	—	(47,283)
Acquisitions, net of cash acquired	—	(387,406)	(2,987)	—	(390,393)
Other	(624)	(2,345)	(831)	—	(3,800)

Net cash used in investing activities	(624)	(437,034)	(3,818)	—	(441,476)

Cash flows from financing activities:
Net borrowings (repayments) under revolving credit facilities and other borrowings	39,300	(98,163)	102	29,563	(29,198)
Net repayments under financial services short-term debt	—	—	(126,558)	—	(126,558)
Common stock:
Issuance, net	17,048	—	—	—	17,048
Dividends	(2,383)	—	—	—	(2,383)
Intercompany	(848,837)	844,526	4,311	—	—

Net cash provided by (used in) financing activities	(794,872)	746,363	(122,145)	29,563	(141,091)

Net increase (decrease) in cash	(787,813)	22,136	10,809	—	(754,868)
Cash at beginning of period	710,325	113,722	53,227	—	877,274

Cash at end of period	$(77,488)	135,858	64,036	—	122,406

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

(1) Results of Operations

Overview

Net earnings were $201.6 million, or $2.43 per share diluted ($2.69 per share basic), in the third quarter of 2003, compared to $142.2 million, or $1.83 per share diluted ($2.02 per share basic), in the third quarter of 2002. For the nine months ended August 31, 2003, net earnings were $468.2 million, or $5.87 per share diluted ($6.49 per share basic), compared to $320.1 million, or $4.14 per share diluted ($4.57 per share basic) in 2002. Basic and diluted earnings per share amounts and weighted average shares outstanding have been adjusted for 2003 and 2002 to reflect the effect of the April 2003 10% stock distribution.

Homebuilding

The following tables set forth selected financial and operational information related to our Homebuilding Division for the periods indicated (unaudited):

	Three Months Ended August 31,		Nine Months Ended August 31,
(Dollars in thousands, except average sales price)	2003	2002	2003	2002
Revenues:
Sales of homes	$2,041,378	1,691,282	5,376,528	4,198,652
Sales of land	67,056	41,214	171,254	104,791

Total revenues	2,108,434	1,732,496	5,547,782	4,303,443

Costs and expenses:
Cost of homes sold	1,557,481	1,313,446	4,148,151	3,281,943
Cost of land sold	59,263	33,025	146,122	102,699
Selling, general and administrative	219,645	179,337	607,913	471,329

Total costs and expenses	1,836,389	1,525,808	4,902,186	3,855,971

Equity in earnings from unconsolidated partnerships	25,060	4,175	44,978	17,083
Management fees and other income, net	4,864	7,102	15,589	25,459

Operating earnings	$301,969	217,965	706,163	490,014

Gross margin on home sales	23.7%	22.3%	22.8%	21.8%
S,G&A expenses as a % of revenues from home sales	10.8%	10.6%	11.3%	11.2%

Operating margin as a % of revenues from home sales	12.9%	11.7%	11.5%	10.6%

Average sales price	$257,000	242,000	257,000	237,000

In the three and nine months ended August 31, 2003, homebuilding results reflect reclassifications within the consolidated condensed statements of earnings that have been made to interest expense (now included in cost of homes sold and cost of land sold), equity in earnings from unconsolidated partnerships and management fees and other income, net. Prior year amounts have been reclassified to conform to the 2003 presentation. These reclassifications have no impact on reported net earnings.

Summary of Home and Backlog Data By Region

(Dollars in thousands)

	Three Months Ended August 31,		At or for the Nine Months Ended August 31,
Deliveries	2003	2002	2003	2002
East	2,590	2,408	6,596	6,129
Central	2,727	1,993	7,040	5,272
West	2,800	2,726	7,882	6,652

Total	8,117	7,127	21,518	18,053

Of the deliveries listed above, 188 and 562 deliveries relate to unconsolidated partnerships for the three and nine months ended August 31, 2003, respectively, compared to 134 and 370 deliveries in the same periods last year.

New Orders
East	3,057	2,698	9,053	8,010
Central	2,503	1,854	7,412	5,526
West	3,668	3,025	9,272	8,306

Total	9,228	7,577	25,737	21,842

Of the new orders listed above, 253 and 1,168 new orders relate to unconsolidated partnerships for the three and nine months ended August 31, 2003, respectively, compared to 201 and 554 new orders in the same periods last year.

Backlog – Homes
East			7,286	5,765
Central			3,085	3,053
West			6,345	6,010

Total			16,716	14,828

Of the homes in backlog listed above, 1,051 homes in backlog relate to unconsolidated partnerships at August 31, 2003, compared to 460 homes at August 31, 2002.

Backlog Dollar Value
(including unconsolidated partnerships)			$4,559,385	3,910,682

At August 31, 2003, our market regions consisted primarily of the following states: East: Florida, Maryland, Virginia, New Jersey, North Carolina and South Carolina. Central: Texas, Illinois and Minnesota. West: California, Colorado, Arizona and Nevada.

Revenues from sales of homes increased 21% and 28% in the three and nine months ended August 31, 2003, respectively, compared to the same periods in 2002. Revenues were higher due primarily to a 13% and 19% increase in the number of home deliveries and a 6% and 8% increase in the average sales price for the three and nine months ended August 31, 2003, respectively, compared to the same periods in 2002. New home deliveries were higher in most of our markets, primarily in California and Illinois, compared to 2002. The average sales price of homes delivered increased primarily due to an increase in the average sales price in some of our markets, combined with changes in product and geographic mix.

Gross margins on home sales were $483.9 million, or 23.7%, and $1.2 billion, or 22.8%, in the three and nine months ended August 31, 2003, respectively, compared to $377.8 million, or 22.3%, and $0.9 billion, or 21.8%, in the same periods last year. Margins were positively impacted by a greater contribution from a strong California market, combined with lower interest costs due to a lower debt leverage ratio while we continue to grow.

Selling, general and administrative expenses as a percentage of revenues from home sales were 10.8% and 11.3% in the three and nine months ended August 31, 2003, respectively, compared to 10.6% and 11.2% in the same periods last year.

Gross profits on land sales totaled $7.8 million and $25.1 million in the three and nine months ended August 31, 2003, respectively, compared to $8.2 million and $2.1 million in the same periods last year. Equity in earnings from unconsolidated partnerships was $25.1 million and $45.0 million in the three and nine months ended August 31, 2003, respectively, compared to $4.2 million and $17.1 million in the same periods last year. Management fees and other income, net totaled $4.9 million and $15.6 million in the three and nine months ended August 31, 2003, respectively, compared to $7.1 million and $25.5 million in the same periods last year. Land sales, equity in earnings from unconsolidated partnerships and management fees and other income, net may vary significantly from period to period depending on the timing of land sales and other transactions by us and our unconsolidated partnerships.

At August 31, 2003, we had approximately 77,000 homesites owned and 119,000 homesites controlled through either option contracts or unconsolidated partnerships. At August 31, 2003, approximately 20% of our homesites owned were subject to home purchase contracts. Our backlog of sales contracts was 16,716 homes ($4.6 billion) at August 31, 2003, compared to 14,828 homes ($3.9 billion) at August 31, 2002. The higher backlog was primarily attributable to our homebuilding acquisitions and growth in the number of active communities, which resulted in higher new orders in 2003, compared to 2002. As a result of these acquisitions combined with our organic growth, inventories increased 19% from November 30, 2002 to August 31, 2003, while revenues from sales of homes increased 28% for the nine months ended August 31, 2003, compared to the same period last year.

Financial Services

The following table presents selected financial data related to our Financial Services Division for the periods indicated (unaudited):

	Three Months Ended August 31,		Nine Months Ended August 31,
(Dollars in thousands)	2003	2002	2003	2002
Revenues	$159,408	115,456	423,638	330,894
Costs and expenses	110,070	85,382	302,777	250,685

Operating earnings	$49,338	30,074	120,861	80,209

Dollar value of mortgages originated	$2,177,000	1,536,000	5,606,000	3,956,000

Number of mortgages originated	11,700	8,400	30,400	22,600

Mortgage capture rate of Lennar homebuyers	71%	80%	71%	80%

Number of title transactions	121,000	75,000	313,000	234,000

Operating earnings from our Financial Services Division increased to $49.3 million and $120.9 million in the three and nine months ended August 31, 2003, respectively, compared to $30.1 million and $80.2 million in the same periods last year. The increase in both periods was primarily due to a strong refinance and housing environment. The Division’s mortgage capture rate decreased in the three and nine months ended August 31, 2003 primarily due to the transitioning of the mortgage business related to the homebuilders we have acquired since the beginning of fiscal 2002.

Corporate General and Administrative

Corporate general and administrative expenses as a percentage of total revenues were 1.2% and 1.3% in the three and nine months ended August 31, 2003, respectively, compared to 1.1% and 1.2% in the same periods last year.

(2) Liquidity and Financial Resources

In the nine months ended August 31, 2003, cash flows used in operating activities amounted to $9.2 million, consisting primarily of net earnings offset by increases in operating assets to support a significantly higher backlog and a higher number of active communities as we continued to grow. In particular, inventories at August 31, 2003 had increased by $588.3 million since November 30, 2002, due to an increase in backlog and the expansion of operations in our market areas. We finance our inventory acquisitions, development and construction activities from operations, public debt issuances and existing credit agreements. Additionally, operating cash was used to reduce accounts payable and other liabilities. In the nine months ended August 31, 2003, accounts payable and other liabilities decreased $71.6 million, compared to an increase of $0.8 million in the same period last year.

Cash used in investing activities totaled $90.8 million in the nine months ended August 31, 2003, compared to $441.5 million in the corresponding period in 2002. In the nine months ended August 31, 2003, net cash paid for acquisitions was $106.0 million, compared to $390.4 million in the same period last year. During the nine months ended August 31, 2003, this use of cash was primarily offset by $41.2 million in net distributions from unconsolidated partnerships in which we invest. During the same period last year, we contributed $47.3 million to our unconsolidated partnerships.

We finance our land acquisition and development activities, construction activities, financial services activities and general operating needs primarily with cash generated from operations and public debt issuances, as well as cash borrowed under our revolving credit facilities. We also buy land under option agreements, which enables us to acquire homesites when we are ready to build homes on them. The financial risks of adverse market conditions associated with land holdings is managed by prudent underwriting of land purchases in areas we view as desirable growth markets, careful management of the land development process and limitation of risk by using partners to share the costs of purchasing and developing land, as well as obtaining access to land through option arrangements.

The majority of our short-term financing needs are met with cash generated from operations and funds available under our senior secured credit facilities. In May 2003, we amended and restated our senior secured credit facilities (the “Credit Facilities”) to provide us with up to $1.3 billion of financing. The Credit Facilities consist of a $712 million revolving credit facility maturing in May 2008, a $315 million 364-day revolving credit facility maturing in May 2004 and a $300 million term loan B maturing in December 2008. We may elect to convert borrowings under the 364-day revolving credit facility to a term loan, which would mature in May 2008. The Credit Facilities are collateralized by the stock of certain of our subsidiaries and are also guaranteed on a joint and several basis by substantially all of our subsidiaries, other than our subsidiaries primarily engaged in mortgage and title reinsurance activities. At August 31, 2003, $297.0 million was outstanding under the term loan B and zero was outstanding under the revolving credit facilities. Interest rates are LIBOR-based and the margins are set by a pricing grid with thresholds that adjust based on changes in our leverage ratio and the Credit Facilities’ credit rating. At August 31, 2003, we had letters of credit outstanding in the amount of $596.8 million. The majority of these letters of credit are posted with regulatory bodies to guarantee our performance of certain development and construction activities or are posted in lieu of cash deposits on option contracts. Of our total letters of credit, $334.8 million were collateralized against certain borrowings available under the Credit Facilities.

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

In June 2003, we called our 3  7/8% zero-coupon senior convertible debentures due 2018 (the “Debentures”) for redemption. The redemption date for the Debentures was July 29, 2003, which was the earliest date on which we had the right to redeem the Debentures. At the option of the holders, the Debentures could have been converted into Class A common stock at any time prior to the redemption date. Each $1,000 principal amount at maturity of Debentures was convertible into 13.7407 shares of Class A common stock (inclusive of the adjustment for the April 2003 stock distribution), which equated to a redemption price of approximately $40.92 per share of Class A common stock. In the third quarter of 2003, substantially all of the Debentures were converted into approximately 6.8 million shares of Class A common stock.

At August 31, 2003, our Financial Services Division had warehouse lines of credit totaling $655 million, which included a $50.0 million 15-day increase which expired in September 2003, to fund our mortgage loan activities. Borrowings under the facilities were $597.9 million at August 31, 2003. Our warehouse lines of credit mature in May 2004 ($250 million) and in October 2004 ($355 million), at which time we expect both facilities to be renewed. Additionally, our line of credit maturing in May 2004 includes an incremental $100 million commitment available at each fiscal quarter-end. At August 31, 2003, we had advances under a conduit funding agreement with a major financial institution amounting to $30.3 million. We also had a $20 million revolving line of credit with a bank. Borrowings under the revolving line of credit were $19.4 million at August 31, 2003.

We frequently enter into partnerships that acquire and develop land for our homebuilding operations or for sale to third parties. While we view the use of unconsolidated partnerships as beneficial to our homebuilding activities, we do not view them as essential to those activities. Most of the partnerships in which we invest are accounted for by the equity method of accounting. At August 31, 2003, the unconsolidated partnerships in which we had interests had total assets of $2.0 billion and total liabilities of $1.2 billion, which included $864.1 million of notes and mortgages payable. In some instances, we and/or our partners have provided varying levels of guarantees of debt of unconsolidated partnerships. At August 31, 2003, we had recourse guarantees of $85.1 million and limited maintenance guarantees of $117.5 million of debt of unconsolidated partnerships. When we provide a guarantee, the partnership generally receives more favorable terms from its lenders than would otherwise be available to it. The limited maintenance guarantees only apply if a partnership defaults on its loan arrangements and the carrying value of the collateral (generally land and improvements) is less than a specified percentage of the loan balance. If we are required to make a payment under a limited maintenance guarantee to bring the carrying value of the collateral above the specified percentage of the loan balance, the payment would constitute a capital contribution or loan to the unconsolidated partnership and increase our share of any funds the unconsolidated partnership distributes.

During 2003, we acquired two homebuilders, which expanded our presence in California and South Carolina, and a title company, which expanded our title and closing business into the Chicago market. In connection with these acquisitions and contingent consideration related to prior period acquisitions, we paid $106.0 million, net of cash acquired. The results of operations of the acquired companies are included in our results of operations since their respective acquisition dates.

In July 2003, we formed a joint venture with LNR Property Corporation (“LNR”), and the venture entered into an agreement to acquire The Newhall Land and Farming Company (“Newhall”). Newhall’s primary business is developing two master-planned communities in Los Angeles County, California. Under the terms of the agreement, Newhall’s unitholders will receive $40.50 per partnership unit in cash, which will increase at the rate of 5% per annum commencing 270 days from July 21, 2003. The total purchase consideration, after payments with regard to employee options, will be approximately $990 million plus Newhall’s liabilities. The transaction is subject to approval of Newhall’s unitholders. It is also subject to approval of the California Public Utilities Commission, due to the change of control of Valencia Water Company, a wholly-owned subsidiary of Newhall, that will result from the purchase, and customary closing conditions. The parties expect the transaction to close by the middle of 2004. Simultaneous with the closing of the transaction, LNR will purchase existing income-producing commercial assets and we will option certain current homesites from the venture.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, FIN 46 will apply in our first quarter ending February 29, 2004.

We evaluated partnership agreements and option contracts entered into subsequent to January 31, 2003 under FIN 46. We did not consolidate any of our partnerships created after January 31, 2003 as we determined that we were not the primary beneficiary, as defined in FIN 46. Additionally, we evaluated our option contracts for land entered into subsequent to January 31, 2003 and determined we are the primary beneficiary of certain of these option contracts. Although we do not have legal title to the optioned land, under FIN 46, we, as the primary beneficiary, are required to consolidate the land under option at fair value (the exercise price). The effect of the consolidation was an increase of $32.7 million to consolidated inventory not owned with a corresponding increase to liabilities related to consolidated inventory not owned in the accompanying consolidated condensed balance sheet as of August 31, 2003. The liabilities represent the difference between the exercise price of the optioned land and our deposits. Additionally, to reflect the fair value of the inventory consolidated under FIN 46, we reclassified $2.4 million of related option deposits from land under development to consolidated inventory not owned.

We are in the process of evaluating the remainder of our investments in unconsolidated partnerships and option contracts that may be deemed variable interest entities under the provisions of FIN 46. At August 31, 2003, our estimated maximum exposure to loss with regard to unconsolidated partnerships was our recorded investment in these partnerships totaling $362.8 million plus the guarantees discussed in Note 8 of Notes to Consolidated Condensed Financial Statements. Additionally, at August 31, 2003, we had non-refundable option deposits and/or letters of credit related to inventory with estimated aggregate exercise prices totaling approximately $2 billion. We have not yet determined the impact of adopting FIN 46 for our partnership agreements and option contracts that existed as of January 31, 2003. However, it may require the consolidation of the assets, liabilities and operations of certain of our unconsolidated partnerships and consolidation of land held under certain of our option contracts. Although we do not believe the full adoption of FIN 46 will have an impact on net earnings, we cannot make any definitive determination until we complete our evaluation.

In June 2001, our Board of Directors increased our previously authorized stock repurchase program to permit future purchases of up to 10 million shares of our outstanding Class A common stock. We may repurchase these shares in the open market from time-to-time. During the nine months ended August 31, 2003, we did not repurchase any of our outstanding Class A common stock in the open market under these authorizations. During the nine months ended August 31, 2003, our treasury stock increased by approximately 9,000 Class A common shares related to share reacquisitions at the time of vesting of restricted stock.

In September 2003, our Board of Directors voted to increase the rate at which dividends are paid with regard to our Class A and Class B common stock to $1.00 per share per year (payable quarterly) from $0.05 per share per year. Additionally, our Board of Directors voted to retire our Class A common stock held in treasury.

In recent years, we have sold convertible and non-convertible debt into public markets, and at August 31, 2003, we had effective Securities Act registration statements under which we could sell to the public up to $620 million of debt securities, common stock, preferred stock or other securities and could issue up to $400 million of equity or debt securities in connection with acquisitions of companies or interests in them, businesses, or assets.

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

(3) Critical Accounting Policies

Listed below are significant changes to our critical accounting policies during the nine months ended August 31, 2003, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended November 30, 2002.

Consolidation of Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, FIN 46 will apply in our first quarter ending February 29, 2004. We believe the accounting for partnerships and option contracts for land is a “critical accounting policy” because the application of FIN 46 requires significant judgment and estimates (see our discussion in Liquidity and Financial Resources).

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

Our Annual Report on Form 10-K for the year ended November 30, 2002 contains information about market risks under “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.” There have been no material changes in our market risks during the three and nine months ended August 31, 2003.

Item 4.	Controls and Procedures

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter that ended on August 31, 2003. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of August 31, 2003 to ensure that required information is disclosed on a timely basis in our reports filed under the Securities Exchange Act.

Our CEO and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2003. That evaluation did not identify any changes that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

Report dated June 10, 2003, furnishing information under Items 7 and 9.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

Lennar Corporation
(Registrant)

Date: October 15, 2003	/s/ Bruce E. Gross
Bruce E. Gross
Vice President and Chief Financial Officer

Date: October 15, 2003	/s/ Diane J. Bessette
Diane J. Bessette
Vice President and Controller

Exhibit Index

Exhibit Number	Description
31.1.	Rule 13a-14(a) certification by Stuart A. Miller, President and Chief Executive Officer.
31.2.	Rule 13a-14(a) certification by Bruce E. Gross, Vice President and Chief Financial Officer.
32.	Section 1350 certifications by Stuart A. Miller, President and Chief Executive Officer, and Bruce E. Gross, Vice President and Chief Financial Officer.