Form 10-K
period 2003-11-30
LENNAR CORP /NEW/
filed 2004-03-01
CIK 920760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2003

Commission file number 1-11749

LENNAR CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	95-4337490
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

700 Northwest 107th Avenue, Miami, Florida 33172

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (305) 559-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, par value 10¢	New York Stock Exchange
Class B Common Stock, par value 10¢	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☑  NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  YES  ☑  NO  ☐

The aggregate market value of the registrant’s Class A and Class B common stock held by non-affiliates of the registrant (108,781,312 Class A shares and 10,904,060 Class B shares) as of May 31, 2003 (adjusted for the registrant’s two-for-one stock split in January 2004), based on the closing sale price per share as reported by the New York Stock Exchange on such date, was $4,002,093,239.

As of January 31, 2004, the registrant had outstanding 122,988,592 shares of Class A common stock and 32,524,462 shares of Class B common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Related Section	Documents
III	Definitive Proxy Statement to be filed pursuant to Regulation 14A on or before March 29, 2004.

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

The following is a summary of our growth history:

1954	—	Founded as a Miami homebuilder.

1969	—	Began developing, owning and managing commercial and multi-family residential real estate.

1971	—	Completed initial public offering.

1972	—	Entered the Arizona homebuilding market.

1986	—	Acquired Development Corporation of America in Florida.

1991	—	Entered the Texas homebuilding market.

1992	—	Materially expanded our commercial operations by acquiring, through a joint venture, an AmeriFirst portfolio of loans, mortgages and properties from the Resolution Trust Corporation.

1995	—	Entered the California homebuilding market through the acquisition of Bramalea California, Inc.

1996	—	Expanded in California through our acquisition of Renaissance Homes, Inc., significantly expanded our operations in Texas with the acquisitions of the assets and operations of both Houston-based Village Builders and Friendswood Development Company and acquired Regency Title in Texas.

1997	—	Completed the spin-off of our commercial real estate investment business to LNR Property Corporation. We continued our expansion in California through homesite acquisitions and unconsolidated partnership investments. We also acquired Pacific Greystone Corporation which further expanded our operations in California and Arizona and brought us into the Nevada homebuilding market.

1998	—	Acquired the properties of two California homebuilders, ColRich Communities and Polygon Communities, acquired a Northern California homebuilder, Winncrest Homes, and acquired North American Title with operations in Arizona, California and Colorado.

1999	—	Acquired Eagle Home Mortgage with operations in Nevada, Oregon and Washington and Southwest Land Title in Texas.

2000	—	Acquired U.S. Home Corporation which expanded our operations into New Jersey, Maryland, Virginia, Minnesota, Ohio and Colorado and strengthened our position in other states, and expanded our title operations in Texas through the acquisition of Texas Professional Title.

2002	—	Acquired Patriot Homes, Sunstar Communities, Don Galloway Homes, Genesee Company, Barry Andrews Homes, Cambridge Homes, Pacific Century Homes, Concord Homes and Summit Homes which expanded our operations into the Carolinas and the Chicago, Baltimore and Central Valley, California homebuilding markets and strengthened our position in several of our existing markets. We also acquired Sentinel Title with operations in Maryland and Washington D.C.

2003	—	Acquired Seppala Homes and Coleman Homes, which expanded our operations in South Carolina and California. We also acquired Mid America Title in Illinois.

2004	—	Acquired The Newhall Land and Farming Company through an entity of which we and LNR Property Corporation each owns 50%.

Financial Information about Operating Segments

We have two operating segments—homebuilding and financial services. The financial information related to these operating segments is contained in Item 8.

Narrative Description of Business

HOMEBUILDING

Under the Lennar Family of Builders banner, we operate using the following brand names: Lennar Homes, U.S. Home, Greystone Homes, Village Builders, Renaissance Homes, Orrin Thompson Homes, Lundgren Bros., Winncrest Homes, Patriot Homes, NuHome, Barry Andrews Homes, Concord Homes, Summit Homes, Cambridge Homes, Coleman Homes and Rutenberg Homes. Our active adult communities are primarily marketed under the Heritage and Greenbriar brand names.

Through our own efforts and unconsolidated partnerships in which we have interests, we are involved in all phases of planning and building in our residential communities, including land acquisition, site planning, preparation and improvement of land, and design, construction and marketing of homes. We subcontract virtually all aspects of development and construction.

We primarily sell single-family attached and detached homes. The homes are targeted primarily to first-time, move-up and active adult homebuyers. The average sales price of a Lennar home was $256,000 in fiscal 2003.

Current Homebuilding Activities

	Homes Delivered in the Years Ended November 30,
Region	2003	2002	2001
East Region	10,348	9,296	8,175
Central Region	9,993	7,766	7,056
West Region	11,839	10,331	8,668

Total	32,180	27,393	23,899

Of the deliveries listed above, 768, 568 and 795 deliveries relate to unconsolidated partnerships for the years ended November 30, 2003, 2002 and 2001, respectively.

At November 30, 2003, our market regions consisted of homebuilding divisions in the following states: East: Florida, Maryland, Virginia, New Jersey, North Carolina and South Carolina. Central: Texas, Illinois and Minnesota. West: California, Colorado, Arizona and Nevada.

Management and Operating Structure

We balance a local operating structure with centralized corporate level management. Our local managers, who have significant experience both in the homebuilding industry generally and in their particular markets, are responsible for operating decisions regarding land identification, community development, home design, construction and marketing. Decisions related to our overall strategy, acquisitions of land and businesses, risk management, financing, cash management and information systems are centralized at the corporate level.

We view unconsolidated partnerships and similar entities as a means to both expand our market opportunities and manage our risk. For additional information about our unconsolidated partnerships, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

Property Acquisition

In our homebuilding operations, we generally acquire land for development and the construction of homes which we sell to homebuyers. We also sell land to third parties. Land acquisitions are subject to strict underwriting criteria and may be made directly or through partnerships with other entities. Through unconsolidated partnerships, we reduce our risk as well as the amounts invested in owned land and increase our access to other land. Partnerships also, in some instances, help us acquire land to which we could not obtain access, or could not obtain access on as favorable terms, without the participation of a strategic partner.

In some instances, we acquire land through option contracts, which enables us to defer acquiring portions of properties owned by third parties and unconsolidated partnerships until we are ready to build homes on them. This reduces our financial risk associated with land holdings. Most of our land is not subject to mortgages; however, the majority of land acquired by partnerships is subject to purchase money mortgages. We generally do not acquire land for speculation. At November 30, 2003, we owned approximately 74,000 homesites and had access to an additional 135,000 homesites through option contracts or our unconsolidated partnerships.

Construction and Development

We supervise and control the development of the land and the building of our residential communities. We hire subcontractors for site improvements and virtually all of the work involved in the construction of homes. In almost all instances, the arrangements with our subcontractors commit the subcontractors to complete specified work in accordance with written price schedules. These price schedules normally change to meet changes in labor and material costs. We generally do not own heavy construction equipment and only have a relatively small labor force used to supervise development and construction and perform routine maintenance and minor amounts of other work. We generally finance construction and land development activities with cash generated from operations as well as from borrowings under our working capital lines and issuances of public debt.

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

For a small percentage of our homebuyers (generally less than 5% of our deliveries), we have participated in charitable down-payment assistance programs. Through these programs, we make a donation to a non-profit organization that provides financial assistance to a homebuyer, who would not otherwise have sufficient funds for a down payment.

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

The quality of our homes is affected substantially more by the efforts of on-site management and others engaged in the construction process than it is by the materials we use in particular homes or similar factors. Currently, most management team members’ bonus plans are in part contingent upon achieving customer satisfaction.

We have a “Heightened Awareness” program which is a focused initiative designed to objectively evaluate and measure the quality of construction in our communities. The purpose of this program is to ensure that the homes delivered to our customers meet our high standards. Our communities are inspected and reviewed on a periodic basis by one of our trained associates. This program is an example of our commitment to provide the finest homes to our customers. In addition to our “Heightened Awareness” program, we have a quality assurance program in certain markets where we employ third-party consultants to inspect our homes during the construction process. These inspectors provide us with documentation of all inspection reports and follow-up verification. We also obtain independent surveys of selected customers through a third-party consultant and use the survey results to further improve our standard of quality and customer satisfaction.

Competition

The housing industry is highly competitive. In our activities, we compete with numerous developers and builders of various sizes, both national and local, who are building homes in and near the areas where our communities are located. Competition is on the basis of location, design, quality, amenities, price, service and reputation. Sales of existing homes also provide significant competition. Some of our principal national competitors include Beazer Homes USA, Inc., Centex Corporation, D.R. Horton, Inc., Hovnanian Enterprises, Inc., KB Home, M.D.C. Holdings, Inc., NVR, Inc., Pulte Homes, Inc., Standard Pacific Corp., The Ryland Group, Inc. and Toll Brothers, Inc.

FINANCIAL SERVICES

Mortgage Financing

We provide a full spectrum of conventional, FHA-insured and VA-guaranteed, first and second lien residential mortgage loan products to our homebuyers and others through our financial services subsidiaries, Universal American Mortgage Company, LLC, and Eagle Home Mortgage, Inc., in Arizona, California, Colorado, Florida, Illinois, Maryland, Minnesota, Nevada, New Jersey, New Mexico, North Carolina, Ohio, Oregon, South Carolina, Texas, Virginia and Washington. In 2003, our financial services subsidiaries provided loans to approximately 72% of our homebuyers who obtained mortgage financing from us in areas where we offered services for the entire year. Because of the availability of mortgage loans from our financial services subsidiaries, as well as independent mortgage lenders, we believe access to financing has not been, and is not, a significant obstacle for most purchasers of our homes.

During 2003, we originated approximately 41,000 mortgage loans totaling $7.6 billion. We sell the loans we originate in the secondary mortgage market on a servicing released, non-recourse basis. We have a corporate risk management policy under which we hedge our interest rate risk on rate locked loan commitments and loans held for sale against exposure to interest rate fluctuations. We finance our mortgage loan activities with borrowings under our financial services subsidiaries’ warehouse lines of credit or from our general corporate funds.

Title Insurance, Closing Services and Insurance Agency Services

We provide closing services and title insurance to our homebuyers and others. We provided closing services for approximately 245,000 real estate transactions and issued 175,000 title insurance policies during 2003 through subsidiaries of North American Title Group, Inc. Closing services are provided by agency subsidiaries in Arizona, California, Colorado, District of Columbia, Florida, Illinois, Maryland, Nevada, Texas and Virginia. North American Title Insurance Corporation in Florida and Texas, and North American Title Insurance Company in Arizona, California, Colorado and Nevada provide title insurance underwriting.

We provide personal lines, property and casualty insurance products through our insurance agency subsidiary, Universal American Insurance Agency, Inc., for our homebuyers and others in Arizona, California, Colorado, Florida, Illinois, Maryland, Minnesota, Nevada, North Carolina, South Carolina, Texas and Virginia. During 2003, we issued approximately 8,500 new homeowner policies and renewed approximately 4,600 homeowner policies.

Strategic Technologies

Our subsidiary, Strategic Technologies, Inc., provides broadband services including high-speed Internet access, as well as alarm installation and monitoring services to residents of our communities and others. At November 30, 2003, we had approximately 6,000 broadband subscribers and approximately 14,000 alarm monitoring customers in Florida and California.

RELATIONSHIP WITH LNR PROPERTY CORPORATION

In connection with the 1997 transfer of our commercial real estate investment and management business to LNR Property Corporation (“LNR”), and the spin-off of LNR to our stockholders, we entered into an agreement which, among other things, prevented us from engaging through December 2002 in any of the businesses in which LNR was engaged, or anticipated becoming engaged, at the time of the spin-off, and prohibited LNR from engaging, at least through December 2002, in any of the businesses in which we were engaged, or anticipated becoming engaged, at the time of the spin-off (except in limited instances in which our then activities or anticipated activities overlap with LNR). In August 2003, this agreement was extended through November 30, 2005. We have no current intention to become involved in the types of activities in which LNR primarily engages (primarily related to commercial or multi-family residential real estate, commercial mortgage loans and investments in commercial mortgage-backed securities). Further, the agreement delineating activities in which we could engage from those in which LNR could engage has helped the two companies work cooperatively in partnerships and other joint endeavors.

We and LNR are separate publicly-traded companies and neither of us has any financial interest in the other, except for partnerships in which we both have investments. Stuart Miller, our President and Chief Executive Officer, is the Chairman of the Board of Directors of LNR and is the sole director and officer of family-owned entities which own stock that gives Mr. Miller voting control, or near voting control, of both companies. An Independent Directors Committee approves all ventures we enter into with LNR and any significant transactions between LNR and us or any of our subsidiaries.

In July 2003, a company of which we and LNR each owns 50% agreed to purchase The Newhall Land and Farming Company for approximately $1 billion. That transaction was completed in January 2004. In connection with the transaction, the company jointly owned by LNR and us, and another company of which we and LNR each owns 50%, entered into a $600 million bank financing arrangement.

For more information about certain of our partnerships with LNR, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

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

Our personal lines insurance and title subsidiaries must comply with applicable insurance laws and regulations. Our mortgage financing subsidiaries and title agencies must comply with applicable real estate lending laws and regulations.

Our mortgage banking and insurance subsidiaries are licensed in the states in which they do business and must comply with laws and regulations in those states regarding mortgage banking and title insurance companies. These laws and regulations include provisions regarding capitalization, operating procedures, investments, lending and privacy disclosures, forms of policies and premiums.

We can be affected by government regulation that does not directly apply to us, such as any curtailment of activities of the Federal National Mortgage Association (Fannie Mae) or the Federal Home Loan Mortgage Corporation (Freddie Mac). Because these organizations provide significant liquidity to the secondary mortgage market, a serious curtailment of their activities could increase mortgage interest rates and therefore increase the effective cost of purchasing our homes.

A subsidiary of The Newhall Land and Farming Company, of which we indirectly own 50%, provides water to a portion of Los Angeles County. This subsidiary is subject to extensive regulation by the California Public Utilities Commission.

CAUTIONARY STATEMENTS

Some of the statements in this Report are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. By their nature, forward-looking statements involve risks, uncertainties and other factors that may cause actual results to differ materially from those which the statements anticipate. They include the factors discussed under “Particular Factors Which Could Affect Us.”

PARTICULAR FACTORS WHICH COULD AFFECT US

The following factors in particular could significantly affect our operations and financial results. We publicly disseminate future earnings goals which could be impacted by some of these factors.

We are subject to the cyclical nature of the home sales market.

The residential homebuilding industry is cyclical and is highly sensitive to changes in general economic conditions, such as levels of employment, consumer confidence and income, availability of financing, interest rate levels and demand for housing. The resale market for used homes, including foreclosed homes, also affects the sale of new homes or cancellations of contracts in backlog.

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

The residential homebuilding industry has, from time-to-time, experienced fluctuating lumber prices and supply, as well as shortages of other materials and labor, including insulation, drywall, concrete, carpenters, electricians and plumbers. Delays in construction of homes due to these factors or due to weather conditions, could have an adverse effect upon our operations.

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

We could be affected by governmental regulations.

All of our businesses are subject to substantial governmental regulations. In particular, the homebuilding business is subject to government regulations relating to land use, water rights, construction materials, building design and minimum elevation of properties, as well as a variety of environmental matters. Changes in government regulations often increase the cost of building homes in areas in which we have communities and could prevent entirely the building of new homes in some areas.

We could be affected by inflation or deflation.

Inflation can increase the cost of building materials, land, labor and other construction related costs. Conversely, deflation can reduce the value of our land inventory and make it more difficult for us to recover the full cost of previously purchased land in home sale prices.

Customers may be unwilling or unable to purchase our homes at times when mortgage financing costs are high.

The majority of our homebuyers finance their acquisitions through our financial services subsidiaries or third-party lenders. In general, housing demand is adversely affected by increases in interest rates and by decreases in the availability of mortgage financing. If mortgage interest rates increase and the ability or willingness of prospective buyers to finance home purchases is adversely affected, our operating results may be negatively affected. Our homebuilding activities also are dependent upon the availability and cost of mortgage financing for buyers of homes currently owned by potential purchasers of our homes who cannot purchase our homes until they sell their current homes.

Competition may affect our profitability.

Our profitability is affected both by the number of homes we sell and by the profit margins we achieve when we sell homes. Competition and similar factors can reduce the number of homes we sell, or can force us to accept reduced profit margins in order to maintain sales volume.

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

We have a significant stockholder.

We have two classes of stock: Class A common stock, which is entitled to one vote per share; and Class B common stock, which is entitled to ten votes per share. Stuart Miller, our President and Chief Executive Officer, has voting control, through family-owned entities and personal holdings, of Class A and Class B common stock that entitles Mr. Miller to approximately 48% of the combined votes that can be cast by the holders of our outstanding Class A and Class B common stock combined. That gives significant influence to Mr. Miller in electing all our directors and approving most matters that are presented to our stockholders. Mr. Miller’s voting power might discourage someone from making a significant equity investment in us, even if we needed the investment to meet our obligations and to operate our business.

EMPLOYEES

At November 30, 2003, we employed 10,572 individuals of whom 6,786 were involved in homebuilding operations and 3,786 were involved in financial services operations. We do not have collective bargaining agreements relating to any of our employees. However, some of the subcontractors we use have employees who are represented by labor unions.

ACCESS TO OUR INFORMATION

We electronically file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all exhibits and amendments to these reports, with the Securities and Exchange Commission (“SEC”). The public may read and copy any of the reports that are filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site, www.sec.gov, that contains reports, proxy and information statements and other information regarding issuers that file electronically.

We make available, free of charge, through our website, www.lennar.com, and by responding to requests addressed to our investor relations department, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all exhibits and amendments to these reports. These reports are available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

Item 2.    Properties.

For information about properties we own for use in our homebuilding activities, see Item 1.

We lease and maintain our executive offices, financial services subsidiary headquarters, certain mortgage and title branches and a homebuilding division in an office complex in Miami, Florida. The leases for these offices expire through 2009. Our other homebuilding and financial services offices are located in the markets where we conduct business, primarily in leased space.

Item 3.    Legal Proceedings.

We are party to various claims and lawsuits which arise in the ordinary course of business. Although the specific allegations in the lawsuits differ, most of them involve claims that we failed to construct buildings in particular communities in accordance with plans and specifications or applicable construction codes, and seek reimbursement for sums allegedly needed to remedy the alleged deficiencies, or assert contract issues or relate to personal injuries. Lawsuits of these types are common within the homebuilding industry. We do not believe that these claims or lawsuits will have a material effect on our business, financial position or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.    Market for the Registrant’s Common Stock and Related Security Holder Matters.

Share, dividend and per share amounts in the tables below have been adjusted for our January 2004 two-for-one stock split.

	Class A Common Stock Prices New York Stock Exchange		Cash Dividends Per Class A Share
High/Low Prices
Fiscal Quarter	2003	2002	2003		2002
First	$28.77 – 24.15	$28.73 – 18.28	5/8	¢	5/8	¢
Second	$34.09 – 24.10	$30.12 – 25.34	5/8	¢	5/8	¢
Third	$40.81 – 31.15	$31.99 – 21.60	5/8	¢	5/8	¢
Fourth	$49.29 – 32.94	$29.95 – 24.63	12½	¢	5/8	¢

	Class B Common Stock Prices New York Stock Exchange		Cash Dividends Per Class B Share
High/Low Prices
Fiscal Quarter	2003	2002	2003		2002
First	N/A *	N/A *	9/16	¢	9/16	¢
Second	$33.09 – 26.03	N/A *	5/8	¢	9/16	¢
Third	$37.85 – 29.59	N/A *	5/8	¢	9/16	¢
Fourth	$46.71 – 31.75	N/A *	12½	¢	9/16	¢

*	In April 2003, our Class B common stock became listed on the New York Stock Exchange.

As of November 30, 2003, there were approximately 1,200 holders of record of our Class A common stock and approximately 900 holders of record of our Class B common stock.

The following table summarizes our equity compensation plans as of November 30, 2003:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)
Equity compensation plans approved by stockholders	6,660,968	$20.01	9,821,000
Equity compensation plans not approved by stockholders	—	—	—

Total	6,660,968	$20.01	9,821,000

Item 6.    Selected Financial Data.

	At or for the Years Ended November 30,
	2003	2002	2001	2000	1999
	(Dollars in thousands, except per share amounts)
Results of Operations:
Revenues:
Homebuilding (1)	$8,348,645	6,751,301	5,554,747	4,362,034	2,822,060
Financial services	$558,974	484,219	425,354	316,934	269,307
Total revenues	$8,907,619	7,235,520	5,980,101	4,678,968	3,091,367
Operating earnings:
Homebuilding (1)	$1,164,089	834,056	666,123	382,195	291,944
Financial services	$154,453	127,611	89,131	43,595	31,096
Corporate general and administrative expenses	$111,488	85,958	75,831	50,155	37,563
Earnings before provision for income taxes	$1,207,054	875,709	679,423	375,635	285,477
Net earnings	$751,391	545,129	417,845	229,137	172,714
Net earnings per share (diluted) (2)	$4.65	3.51	2.73	1.65	1.24
Cash dividends per share—Class A common stock (2)	$.144	.025	.025	.025	.025
Cash dividends per share—Class B common stock (2)	$.143	.0225	.0225	.0225	.0225
Financial Position:
Total assets	$6,775,432	5,755,633	4,714,426	3,777,914	2,057,647
Debt:
Homebuilding	$1,552,217	1,585,309	1,505,255	1,254,650	523,661
Financial services	$740,469	862,618	707,077	448,860	278,634
Stockholders’ equity	$3,263,774	2,229,157	1,659,262	1,228,580	881,499
Shares outstanding (000s) (2)	157,836	142,811	140,833	138,008	127,417
Stockholders’ equity per share (2)	$20.68	15.61	11.78	8.90	6.92
Delivery and Backlog Information (including unconsolidated partnerships):
Number of homes delivered	32,180	27,393	23,899	18,578	12,606
Backlog of home sales contracts	13,905	12,108	8,339	8,363	2,903
Dollar value of backlog	$3,887,000	3,200,000	1,982,000	2,072,000	662,000

(1)	Prior year amounts contain reclassifications to conform to the 2003 presentation. These reclassifications had no impact on reported net earnings. In particular, homebuilding results reflect reclassifications that have been made to interest expense (now included in cost of homes sold and cost of land sold), equity in earnings from unconsolidated partnerships and management fees and other income, net.
(2)	Share and per share amounts have been adjusted to reflect the effect of our 10% Class B common stock distribution in April 2003 and our two-for-one stock split in January 2004.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Some of the statements contained in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. By their nature, forward-looking statements involve risks, uncertainties and other factors that may cause actual results to differ materially from those which the statements anticipate. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “can,” “could,” “might,” “guidance,” “goal,” “visibility,” and other words or phrases of similar meaning in connection with any discussion of future operating or financial performance. Factors which may affect our results include, but are not limited to, changes in general economic conditions, the market for homes and prices for homes generally and in areas where we have developments, the availability and cost of land suitable for residential development, materials prices, labor costs, interest rates, consumer confidence, competition, terrorist acts or other acts of war, environmental factors and government regulations affecting our operations.

RESULTS OF OPERATIONS

Overview

We achieved record revenues, profits and earnings per share in 2003. Our net earnings in 2003 were $751.4 million, or $4.65 per share diluted, compared to $545.1 million, or $3.51 per share diluted, in 2002. The increase in net earnings was attributable to strong homebuilding gross margins and increased operating earnings from our Financial Services Division. In particular, both our deliveries and average sales price on homes delivered increased due to strong demand resulting from supply constraints, strong demographic trends, low interest rates and improving economic trends. With $1.2 billion of cash at year-end, our net homebuilding debt (i.e., homebuilding debt less homebuilding cash) to total net capital (i.e., net homebuilding debt plus stockholders’ equity) ratio was 9.7% at November 30, 2003, compared to 27.7% last year. Additionally, we had zero outstanding under our $1 billion revolving credit facilities at year-end. Our record earnings combined with a strong balance sheet contributed to a return on net capital of approximately 23% in 2003, compared to approximately 22% in 2002.

Earnings per share amounts for all years have been adjusted to reflect the effect of our April 2003 10% Class B common stock distribution and our January 2004 two-for-one stock split.

Homebuilding

Our Homebuilding Division sells and constructs homes primarily for first-time, move-up and active adult homebuyers. We use a dual marketing strategy in which we sell homes under both our Everything’s Included® and Design StudioSM programs. Our land operations include the purchase, development and sale of land for our homebuilding activities, as well as the sale of land to third parties. In certain circumstances, we diversify our operations through strategic alliances and minimize our risk by forming partnerships with other entities. The following tables set forth selected financial and operational information for the years indicated. The results of operations of the homebuilders we acquired during these years are included in the information since the respective dates of the acquisitions.

Selected Homebuilding Division Financial Data

	Years Ended November 30,
	2003	2002	2001
	(Dollars in thousands, except average sales price)
Revenues:
Sales of homes	$8,040,470	6,581,703	5,467,548
Sales of land	308,175	169,598	87,199

Total revenues	8,348,645	6,751,301	5,554,747

Costs and expenses:
Cost of homes sold	6,180,777	5,119,668	4,275,321
Cost of land sold	234,844	167,640	85,546
Selling, general and administrative	872,735	705,901	573,204

Total costs and expenses	7,288,356	5,993,209	4,934,071

Equity in earnings from unconsolidated partnerships	81,937	42,651	27,051
Management fees and other income, net	21,863	33,313	18,396

Operating earnings	$1,164,089	834,056	666,123

Gross margin on home sales	23.1%	22.2%	21.8%

SG&A expenses as a % of revenues from home sales	10.9%	10.7%	10.5%

Operating margin as a % of revenues from home sales	12.3%	11.5%	11.3%

Average sales price	$256,000	245,000	237,000

Prior year amounts contain reclassifications to conform to the 2003 presentation. These reclassifications had no impact on reported net earnings. Homebuilding results reflect reclassifications that have been made to interest expense (now included in cost of homes sold and cost of land sold), equity in earnings from unconsolidated partnerships and management fees and other income, net.

Summary of Home and Backlog Data By Region

	At or for the Years Ended November 30,
	2003	2002	2001
	(Dollars in thousands)
Deliveries
East	10,348	9,296	8,175
Central	9,993	7,766	7,056
West	11,839	10,331	8,668

Total	32,180	27,393	23,899

Of the deliveries listed above, 768, 568 and 795 deliveries relate to unconsolidated partnerships for the years ended November 30, 2003, 2002 and 2001, respectively.

New Orders
East	11,640	10,192	8,445
Central	9,696	7,591	7,180
West	12,187	10,590	8,250

Total	33,523	28,373	23,875

Of the new orders listed above, 1,553, 733 and 833 new orders relate to unconsolidated partnerships for the years ended November 30, 2003, 2002 and 2001, respectively.

Backlog—Homes
East	6,121	4,780	3,314
Central	2,416	2,713	1,977
West	5,368	4,615	3,048

Total	13,905	12,108	8,339

Of the homes in backlog listed above, 1,226, 441 and 255 homes in backlog relate to unconsolidated partnerships at November 30, 2003, 2002 and 2001, respectively.

Backlog Dollar Value
(including unconsolidated partnerships)	$3,887,000	3,200,000	1,982,000

At November 30, 2003, our market regions consisted of homebuilding divisions in the following states: East: Florida, Maryland, Virginia, New Jersey, North Carolina and South Carolina. Central: Texas, Illinois and Minnesota. West: California, Colorado, Arizona and Nevada.

During 2003, we expanded our operations in California and South Carolina through homebuilding acquisitions. During 2002, we acquired nine homebuilders, which expanded our operations into the Carolinas and the Chicago, Baltimore and Central Valley, California homebuilding markets and strengthened our positions in several of our existing markets. The results of operations of the homebuilders we acquired are included in our results of operations since their respective acquisition dates.

Revenues from sales of homes increased 22% in 2003 and 20% in 2002, compared to the previous years as a result of a 17% increase and a 16% increase in the number of home deliveries, respectively, in 2003 and 2002, and a 4% increase in the average sales price in both years. In 2003, new home deliveries were higher in most of our markets, primarily in California, Florida, Texas and Illinois. In 2002, new home deliveries were higher primarily due to a strong homebuilding market, combined with our acquisitions during the year. The average sales price of homes delivered increased in 2003 and 2002 primarily due to an increase in the average sales price in most of our existing markets, combined with changes in our product and geographic mix.

Gross margin percentages on home sales were 23.1%, 22.2% and 21.8% in 2003, 2002 and 2001, respectively. The increase in 2003 was due to a greater contribution from a strong California market, combined with lower interest costs due to a lower debt leverage ratio while we continued to grow. The increase in 2002 was due to improved operational efficiencies and strength in the homebuilding markets in which we operated, partially offset by softness primarily in the Texas market.

Selling, general and administrative expenses as a percentage of revenues from home sales increased to 10.9% in 2003, compared to 10.7% and 10.5% in 2002 and 2001, respectively. The increase in 2003 was primarily due to higher personnel-related expenses, compared to 2002. The increase in 2002 was primarily due to an increase in insurance costs, compared to 2001.

Gross profits on land sales totaled $73.3 million in the year ended November 30, 2003, compared to $2.0 million in 2002 and $1.7 million in 2001. Profits in 2003 were positively impacted by each of our regions, with strong contributions from our East and West regions. Equity in earnings from unconsolidated partnerships was $81.9 million in the year ended November 30, 2003, compared to $42.7 million in 2002 and $27.1 million in 2001. Management fees and other income, net, totaled $21.9 million in the year ended November 30, 2003, compared to $33.3 million in 2002 and $18.4 million in 2001. Land sales, equity in earnings from unconsolidated partnerships, and management fees and other income, net, may vary significantly from period to period depending on the timing of land sales and other transactions by us and our unconsolidated partnerships.

At November 30, 2003, we owned approximately 74,000 homesites and had access to an additional 135,000 homesites through either option contracts or our unconsolidated partnerships. At November 30, 2003, approximately 15% of the homesites we owned were subject to home purchase contracts. Our backlog of sales contracts was 13,905 homes ($3.9 billion) at November 30, 2003, compared to 12,108 homes ($3.2 billion) at November 30, 2002. The higher backlog was primarily attributable to our homebuilding acquisitions and growth in the number of active communities, which resulted in higher new orders in 2003, compared to 2002. As a result of these acquisitions combined with our organic growth, inventories increased 13% during 2003, while revenues from sales of homes increased 22% for the year ended November 30, 2003, compared to prior year.

Financial Services

Our Financial Services Division provides mortgage financing, title insurance, closing services and insurance agency services for both buyers of our homes and others. The Division sells the loans it originates in the secondary mortgage market. The Division also provides high-speed Internet access, cable television and alarm installation and monitoring services to residents of our communities and others. The following table sets forth selected financial and operational information relating to our Financial Services Division. The results of operations of companies we acquired during these years are included in the information since the respective dates of the acquisitions.

	Years Ended November 30,
	2003	2002	2001
	(Dollars in thousands)
Revenues	$558,974	484,219	425,354

Costs and expenses	404,521	356,608	336,223

Operating earnings	$154,453	127,611	89,131

Dollar value of mortgages originated	$7,603,000	6,132,000	5,226,000

Number of mortgages originated	41,000	34,100	30,600

Mortgage capture rate of Lennar homebuyers	72%	80%	79%

Number of title closing transactions (excluding title policies issued)	245,000	189,000	162,000

Number of title policies issued	175,000	146,000	111,000

Operating earnings from our Financial Services Division increased to $154.5 million in 2003, compared to $127.6 million and $89.1 million in 2002 and 2001, respectively. The increase in 2003 was primarily due to improved results from our mortgage and title operations, which benefited from low interest rates and a strong refinance and housing environment. The increase in 2002 was primarily due to improved results from our mortgage and title operations, which benefited from a low interest rate and strong housing environment in 2002. The operating earnings in 2002 included a $5.0 million gain on the sale of a cable system. The Division’s mortgage capture rate (i.e., mortgage capture rate is the percentage of our homebuyers who obtained mortgage financing from us in areas where we offered services for the entire year) decreased in the year ended November 30, 2003 due to the transitioning of the mortgage business related to the homebuilders we have acquired since the beginning of fiscal 2002 as well as increasing competitiveness in the mortgage market.

Corporate General and Administrative

Corporate general and administrative expenses as a percentage of total revenues were 1.3% in 2003 compared to 1.2% in 2002 and 1.3% in 2001.

FINANCIAL CONDITION AND CAPITAL RESOURCES

At November 30, 2003, we had cash of $1.2 billion, compared to $731.2 million at the end of fiscal 2002. The increase in cash was primarily due to an increase in net earnings partially offset by an increase in inventories as we position ourselves for future growth. In connection with the acquisition of The Newhall Land and Farming Company by an entity jointly-owned with LNR Property Corporation (“LNR”), we contributed approximately $200 million to fund a portion of the purchase price. The majority of this commitment was funded subsequent to year-end.

Operating Cash Flow Activity

During 2003 and 2002, cash flows provided by operating activities amounted to $580.8 million and $204.6 million, respectively. During 2003, cash flows provided by operating activities consisted primarily of net earnings and a decrease in loans held for sale offset in part by an increase in operating assets to support a significantly higher backlog and a higher number of active communities. In particular, inventories at November 30, 2003 had increased by $267.2 million since November 30, 2002, due to an increase in backlog and the expansion of operations in our market areas. We finance our land acquisition and development activities, construction activities, financial services activities and general operating needs primarily with cash generated from operations and public debt issuances, as well as cash borrowed under revolving credit facilities.

During 2002, cash flows provided by operating activities consisted primarily of net earnings offset in part by increased levels of operating assets to support a significantly higher backlog and a higher number of active communities as we continued to grow. Cash flows provided by operating activities were lower in 2001 due to an increase in financial services loans held for sale of $211.1 million and $57.1 million in receivables. We sell the loans we originate in the secondary mortgage market, generally within 45 days of the closing of the loans. The cash related to these loans and receivables was primarily received in December 2001 and was used to pay down our warehouse lines of credit. Inventories increased $130.7 million in 2001 as we positioned ourselves for future growth.

Investing Cash Flow Activity

Cash flows used in investing activities totaled $118.2 million in the year ended November 30, 2003 compared to $365.7 million in 2002, and cash provided by investing activities of $1.9 million in 2001. In 2003, we used $159.4 million of cash for acquisitions and $18.8 million for net additions to operating properties and equipment. This usage of cash was offset by $72.1 million of net distributions by unconsolidated partnerships in which we invest. In 2002, we used $424.3 million of cash for acquisitions offset by $57.9 million of net distributions by unconsolidated partnerships. In 2001, $10.8 million was provided by the sale of substantially all of our mortgage servicing rights and $5.6 million related to net distributions by unconsolidated partnerships in which we invest. This generation of cash was offset by $13.1 million of net additions to operating properties and equipment.

During 2003, we expanded our presence in California and South Carolina, with our homebuilding acquisitions and we purchased a title company, which expanded our title and closing business into the Chicago market. In connection with these acquisitions and contingent consideration related to prior period acquisitions, we paid $159.4 million, net of cash acquired. During 2002, we expanded our operations into the Carolinas and the Chicago, Baltimore and Central Valley, California homebuilding markets and strengthened our positions in several of our existing markets through our homebuilding acquisitions. In connection with the 2002 acquisitions, total consideration, including debt of acquired companies, totaled approximately $600 million. The results of operations of the acquired companies are included in our results of operations since their respective acquisition dates. We are always looking at the possibility of acquiring homebuilders and other companies. We currently are engaged in discussions regarding possible transactions. However, we have no agreements or understandings regarding any transactions, and it is possible we will not enter into any significant transactions in the near future.

In July 2003, we formed a joint venture with LNR named NWHL Investment, LLC (“NWHL”), and NWHL entered into an agreement to acquire The Newhall Land and Farming Company (“Newhall”). Newhall’s primary business is developing two master-planned communities in Los Angeles County, California. The transaction was completed on January 27, 2004. The total purchase consideration, after payments with regard to employee options, was approximately $1 billion. In connection with the transaction, NWHL and another company jointly owned by us and LNR, obtained $600 million of bank financing, of which $400 million was used in connection with the acquisition of Newhall. The remainder of the bank financing will be available to finance operations of Newhall and other property ownership and development companies that are jointly owned by us and LNR. We and LNR each contributed approximately $200 million to NWHL to fund a portion of the purchase price. Simultaneous with the closing of the transaction, LNR purchased income-producing properties from Newhall for approximately $217 million and we agreed to purchase 687 homesites and obtained options to purchase 623 homesites from the venture.

Financing Cash Flow Activity

The following summarizes our senior notes and other debts payable:

	November 30,
	2003	2002
	(Dollars in thousands)
3 7/8% zero-coupon senior convertible debentures due 2018	$—	266,917
5.125% zero-coupon convertible senior subordinated notes due 2021	261,012	248,138
5.95% senior notes due 2013	344,260	—
7 5/8% senior notes due 2009	273,593	272,591
9.95% senior notes due 2010	301,995	300,175
Term Loan B due 2008	296,000	391,000
U.S. Home senior notes due through 2009	2,367	9,366
The Fortress Group, Inc. senior notes due 2003	—	12,575
Mortgage notes on land and other debt	72,990	84,547

	$1,552,217	1,585,309

Our ratio of net homebuilding debt to total net capital was 9.7% at November 30, 2003, compared to 27.7% at November 30, 2002. The decrease in the ratio primarily resulted from cash generated by our operations during 2003. In addition to the use of capital in our homebuilding and financial services activities, we will continue to actively evaluate various other uses of capital which fit into our homebuilding and financial services strategies and appear to meet our profitability and return on capital requirements. This may include acquisitions of or investments in other entities, the payment of dividends or repurchases of our outstanding common stock or debt. These activities may be funded through any combination of our credit facilities, cash generated from operations, sales of assets or the issuance of public debt, common stock or preferred stock.

Our average debt outstanding was $1.6 billion in both 2003 and 2002 and $1.5 billion in 2001. The average rates for interest incurred were 7.7% in 2003, and 7.6% in both 2002 and 2001. The majority of our short-term financing needs are met with cash generated from operations and funds available under our senior secured credit facilities. In May 2003, we amended and restated our senior secured credit facilities (the “Credit Facilities”) to provide us with up to $1.3 billion of financing. The Credit Facilities consist of a $712 million revolving credit facility maturing in May 2008, a $315 million 364-day revolving credit facility maturing in May 2004 and a $300 million term loan B maturing in December 2008. We may elect to convert borrowings under the 364-day revolving credit facility to a term loan, which would mature in May 2008. The Credit Facilities are collateralized by the stock of certain of our subsidiaries and are also guaranteed on a joint and several basis by substantially all of our subsidiaries, other than subsidiaries primarily engaged in mortgage and title reinsurance activities. At

November 30, 2003, $296.0 million was outstanding under the term loan B and no amounts were outstanding under the revolving credit facilities.

At November 30, 2003, we had letters of credit outstanding in the amount of $627.9 million. The majority of these letters of credit are posted with regulatory bodies to guarantee our performance of certain development and construction activities or are posted in lieu of cash deposits on option contracts. Of our total letters of credit, $341.4 million were collateralized against certain borrowings available under the Credit Facilities.

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

At November 30, 2003, our Financial Services Division had warehouse lines of credit totaling $750 million, which included a $145 million temporary increase that expired in December 2003, to fund its mortgage loan activities. Borrowings under the facilities were $714.4 million at November 30, 2003 and were collateralized by mortgage loans and receivables on loans sold not yet funded with outstanding principal balances of $742.2 million. The warehouse lines of credit mature in May 2004 ($250 million) and in October 2005 ($500 million), at which time we expect both facilities to be renewed. Additionally, the line of credit maturing in May 2004 includes an incremental $100 million commitment available at each fiscal quarter-end. At November 30, 2003, we had advances under a conduit funding agreement with a major financial institution amounting to $0.6 million. Borrowings under this agreement are collateralized by mortgage loans. We also had a $20 million revolving line of credit with a bank, collateralized by certain assets of the Division and stock of certain title subsidiaries. Borrowings under the line of credit were $19.4 million at November 30, 2003.

We have various interest rate swap agreements, which effectively convert variable interest rates to fixed interest rates on approximately $300 million of outstanding debt related to our homebuilding operations. The interest rate swaps mature at various dates through 2007 and fix the LIBOR index (to which certain of our debt interest rates are tied) at an average interest rate of 6.8% at November 30, 2003. The net effect on our operating results is that interest on the variable-rate debt being hedged is recorded based on fixed interest rates. Counterparties to these agreements are major financial institutions. At November 30, 2003, the fair value of the interest rate swaps, net of tax, was a $21.0 million liability. Our Financial Services Division, in the normal course of business, uses derivative financial instruments to reduce its exposure to fluctuations in interest rates. The Division enters into forward commitments and, to a lesser extent, option contracts to protect the value of loans held for sale from increases in market interest rates. We do not anticipate that we will suffer credit losses from counterparty non-performance.

Changes in Capital Structure

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

Because stockholders approved the change to the terms of the Class B common stock, we distributed to the holders of record of our stock at the close of business on April 9, 2003, one share of Class B common stock for each ten shares of Class A common stock or Class B common stock held at that time. The distribution occurred on April 21, 2003 and our Class B common stock became listed on the New York Stock Exchange (“NYSE”). Our Class A common stock was already listed on the NYSE. Approximately 13 million shares of Class B common stock (adjusted for the January 2004 two-for-one stock split) were issued as a result of the stock distribution.

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

The principal purpose of the April 2003 10% Class B stock distribution and the amendments to our certificate of incorporation was to make a greater number of authorized shares available for us to use in acquisitions, to sell in order to raise capital, to issue under stock option or other incentive programs or otherwise to issue.

In June 2003, we called our 3 7/8% zero-coupon senior convertible debentures due 2018 (the “Debentures”) for redemption. At the option of the holders, the Debentures could have been converted into Class A common stock at any time prior to the redemption date. Each $1,000 principal amount at maturity of Debentures was convertible into 27.4814 shares of Class A common stock (inclusive of the adjustment for the April 2003 10% Class B stock distribution and January 2004 two-for-one stock split), which equated to a redemption price of approximately $20.46 per share of Class A common stock. In 2003, substantially all of the Debentures were converted into approximately 13.6 million shares of Class A common stock (adjusted for the January 2004 two-for-one stock split).

In December 2003, our Board of Directors approved a two-for-one stock split in the form of a 100% stock dividend of Class A and Class B common stock for stockholders of record on January 6, 2004. The additional shares were distributed on January 20, 2004. There was no net effect on total stockholders’ equity. Share and per share data (except authorized shares, treasury shares and par value) for all periods presented have been retroactively adjusted to reflect the stock split.

Our 2003 Stock Option and Restricted Stock Plan (the “2003 Plan”) provides for the granting of Class A and Class B stock options and stock appreciation rights and awards of restricted common stock to key officers, employees and directors. The exercise prices of stock options and stock appreciation rights are not less than the market value of the common stock on the date of the grant. No options granted under the 2003 Plan may be exercisable until at least six months after the date of the grant. Thereafter, exercises are permitted in installments determined when options are granted. Each stock option and stock appreciation right will expire on a date determined at the time of the grant, but not more than 10 years after the date of the grant. At November 30, 2003, the 2003 Plan had no shares of restricted stock outstanding.

In June 2001, our Board of Directors increased our previously authorized stock repurchase program to permit future purchases of up to 20 million shares of our outstanding Class A common stock (adjusted for our January 2004 two-for-one stock split). During 2003, we did not repurchase any of our outstanding common stock in the open market under these authorizations. In prior years under prior approvals, we had repurchased approximately 9.8 million shares (not adjusted for our January 2004 two-for-one stock split) of our outstanding Class A common stock for an aggregate purchase price of approximately $158.9 million, or $16 per share. In December 2003, we granted approximately 2.4 million stock options (adjusted for our January 2004 two-for-one stock split) to our employees under the 2003 Plan and in January 2004, repurchased a similar amount of shares of our outstanding Class A common stock for an aggregate purchase price of approximately $109.6 million, or $45.64 per share (adjusted for our January 2004 two-for-one stock split).

In September 2003, our Board of Directors voted to increase the rate at which dividends are paid with regard to our Class A and Class B common stock to $0.50 per share per year (payable quarterly) from $0.025 per share per year (both adjusted for our January 2004 two-for-one stock split). Additionally, our Board of Directors voted to retire our Class A common stock held in treasury.

In recent years, we have sold convertible and non-convertible debt into public markets, and at year end, we had effective Securities Act registration statements under which we could sell to the public up to $620 million of debt securities, common stock, preferred stock or other securities and could issue up to $400 million of equity or debt securities in connection with acquisitions of companies, businesses or assets.

Based on our current financial condition and credit relationships, we believe that our operations and borrowing resources will provide for our current and long-term capital requirements at our anticipated levels of growth.

OFF-BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Investments in Unconsolidated Partnerships

We frequently enter into partnerships that acquire and develop land for our homebuilding operations or for sale to third parties. Through partnerships, we reduce and share our risk and also reduce the amount invested in land, while increasing access to potential future homesites. The use of partnerships also, in some instances, enables us to acquire land to which we could not otherwise obtain access, or could not obtain access on as favorable terms, without the participation of a strategic partner. Our partners in these partnerships generally are unrelated homebuilders, land sellers or other real estate entities. While we view the use of unconsolidated partnerships as beneficial to our homebuilding activities, we do not view them as essential to those activities.

Most of the partnerships in which we invest are accounted for by the equity method of accounting. At November 30, 2003, we had ownership interests in these unconsolidated partnerships that did not exceed 50%. In many instances, we are appointed as the day-to-day manager of the partnerships and receive fees for performing this function. During 2003, 2002 and 2001, we received management fees and reimbursement of expenses totaling $39.0 million, $29.2 million and $26.1 million, respectively, from unconsolidated partnerships in which we had interests. We and/or our partners sometimes obtain options or enter into other arrangements under which we can purchase portions of the land held by the unconsolidated partnerships. Option prices are generally negotiated prices that approximate fair value when we receive the options. During 2003, 2002 and 2001, $460.5 million, $419.3 million and $232.6 million, respectively, of the unconsolidated partnerships’ revenues were from land sales to our homebuilding divisions.

At November 30, 2003, the unconsolidated partnerships in which we had interests had total assets of $2.1 billion and total liabilities of $1.2 billion, which included $901.8 million of notes and mortgages payable. In some instances, we and/or our partners have provided varying levels of guarantees on certain partnership debt. At November 30, 2003, we had recourse guarantees of $88.7 million and limited maintenance guarantees of $111.6 million of the unconsolidated partnerships’ debts. When we and/or our partners provide guarantees, the partnership generally receives more favorable terms from its lenders. The limited maintenance guarantees only apply if a partnership defaults on its loan arrangements and the carrying value of the collateral (generally land and improvements) is less than a specified percentage of the loan balance. If we are required to make a payment under a limited maintenance guarantee to bring the carrying value of the collateral above the specified percentage of the loan balance, the payment would constitute a capital contribution or loan to the unconsolidated partnership and increase our share of any funds the unconsolidated partnership distributes.

During 2003, the unconsolidated partnerships in which we were a partner generated $1.3 billion of revenues and incurred $939.0 million of expenses, resulting in net earnings of $375.7 million. Our share of those net earnings was $81.9 million. We do not include in our income our pro rata share of partnership earnings resulting from land sales to our homebuilding divisions. Instead, we account for those earnings as a reduction of our cost of purchasing the land from the partnerships. This in effect defers recognition of our share of the partnership earnings until a home is delivered and title passes to a homebuyer.

In November 2003, we and LNR each contributed our 50% interests in certain of our jointly-owned unconsolidated partnerships that had significant assets to a new limited liability company named LandSource Communities Development LLC (“LandSource”), in exchange for 50% interests in LandSource. In addition, in July 2003, we and LNR formed, and obtained 50% interests in, NWHL, which agreed to purchase, and in January 2004 completed the purchase, of The Newhall Land and Farming Company, for a total of approximately $1 billion. We and LNR each contributed approximately $200 million to NWHL to fund a portion of the purchase price, and LandSource and NWHL jointly obtained $600 million of bank financing, of which $400 million was used in connection with the acquisition of Newhall (the remainder of the acquisition price was paid with proceeds of a sale of income-producing properties from Newhall to LNR for $217 million). We are not obligated with regard to the borrowings by LandSource and NWHL, except that we and LNR have made limited maintenance guarantees and have committed to complete any property development commitments in the event of default. The combined assets and liabilities of LandSource and NWHL at November 30, 2003 were $380.7 million and $122.3 million, respectively. Our combined investment in LandSource and NWHL was $128.8 million at November 30, 2003.

Contractual Obligations and Commercial Commitments

The following summarizes our contractual obligations at November 30, 2003:

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	Over 5 years
	(Dollars in thousands)
Homebuilding—Senior notes and other debts payable	$1,552,217	21,523	64,158	8,000	1,458,536
Financial Services—Notes and other debts payable (including limited-purpose finance subsidiaries)	740,469	734,532	108	17	5,812
Operating leases	192,710	48,022	69,199	40,608	34,881

Total contractual cash obligations	$2,485,396	804,077	133,465	48,625	1,499,229

We are subject to the usual obligations associated with entering into contracts (including option contracts) for the purchase, development and sale of real estate in the routine conduct of our business. Option contracts for the purchase of land enable us to defer acquiring portions of properties owned by third parties and unconsolidated partnerships until we are ready to build homes on them. This reduces our financial risk associated with land holdings. At November 30, 2003, we had access to acquire approximately 135,000 homesites through option contracts and unconsolidated partnerships. At November 30, 2003, we had $220.6 million of non-refundable option deposits and advanced costs on real estate related to certain of these homesites.

We are committed, under various letters of credit, to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit under these arrangements totaled $627.9 million at November 30, 2003. Additionally, we had outstanding performance and surety bonds related to site improvements at various projects with estimated costs to complete of $1.0 billion. We do not believe that draws upon these bonds, if any, will have a material effect on our financial position, results of operations or cash flows.

Our Financial Services Division’s commitments regarding loans in process totaled approximately $2.6 billion at November 30, 2003. To minimize credit risk, we use the same credit policies in the approval of the commitments as are applied to our lending activities. Since a portion of these commitments is expected to expire without being exercised by the borrowers, the total commitments do not necessarily represent future cash requirements. Loans in process for which interest rates were committed to the borrowers totaled approximately $330.7 million as of November 30, 2003. Substantially all of these commitments were for periods of 60 days or less.

Our Financial Services Division uses mandatory mortgage-backed securities forward commitments (“MBS”) to hedge its interest rate exposure during the period from when it makes an interest rate commitment to a loan applicant until the time at which the loan is sold to an investor. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk is managed by entering into MBS only with investment banks with primary dealer status and with permanent investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and current market value. At November 30, 2003, we had open commitments amounting to $512.0 million to sell MBS with varying settlement dates through January 2004.

ECONOMIC CONDITIONS

During 2003, the homebuilding environment remained strong due to a positive supply/demand relationship as well as low interest rates. As a result of this favorable environment, as well as our recent homebuilding acquisitions and growth in the number of our active communities, our new orders increased by 18% in 2003. Although the homebuilding business historically has been cyclical, it has not undergone a down cycle in a number of years. This has led some people to assert that the prices of homes and the stocks of homebuilding companies are overvalued and will decline rapidly when the market for new homes begins to weaken. A decline in prices of stocks of homebuilding companies would make it more expensive, and could make it more difficult, for us to raise funds through stock issuances.

MARKET AND FINANCING RISK

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

BACKLOG

Backlog represents the number of homes subject to pending sales contracts. Homes are sold using sales contracts which are generally accompanied by sales deposits. Before entering into sales contracts, we generally prequalify our customers. In some instances, purchasers are permitted to cancel sales contracts if they are unable to close on the sale of their existing home or fail to qualify for financing and under certain other circumstances. We experienced an average cancellation rate of 20% in 2003, compared to 21% and 22% in 2002 and 2001, respectively. Although cancellations can delay the sales of our homes, they have not had a material impact on sales, operations or liquidity, because we closely monitor our prospective buyers’ ability to obtain financing and use the information to adjust construction start plans to match anticipated deliveries of homes. We do not recognize revenue on homes covered by pending sales contracts until the sales are closed and title passes to the new homeowners.

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

NEW ACCOUNTING PRONOUNCEMENTS

Our discussion of new accounting pronouncements and their impact on our financial statements is included in Note 1 of Notes to Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our accounting policies are more fully described in Note 1 of Notes to Consolidated Financial Statements. As discussed in Note 1, the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and such differences may be material to the financial statements. Listed below are those policies and estimates that we believe are critical and require the use of significant judgment in their application.

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

We believe that the accounting estimate related to inventory valuation and impairment is a “critical accounting estimate” because: (1) it is highly susceptible to change because of the assumptions about future sales and cost of sales and (2) the impact of recognizing impairments on the assets reported in our consolidated balance sheets as well as our net earnings could be material. Our assumptions about future home sales prices and volumes require significant judgment because the residential homebuilding industry is cyclical and is highly sensitive to changes in economic conditions. Although the homebuilding business historically has been cyclical, it has not undergone a down cycle in a number of years.

While no impairment existed as of November 30, 2003, there can be no assurances that future economic or financial developments, including general interest rate increases or a slowdown in the economy, might not lead to impairment of inventory.

Warranty Costs

Although we subcontract virtually all segments of construction to others and our contracts call for the subcontractors to repair or replace any deficient items related to their trade, we are primarily responsible to correct any deficiencies. Additionally, in some instances, we may be held responsible for the actions of or losses incurred by subcontractors. Warranty reserves are established at an amount estimated to be adequate to cover potential costs for materials and labor with regard to warranty-type claims to be incurred subsequent to the delivery of a home. Reserves are determined based upon historical data and trends with respect to similar product types and geographical areas. We believe the accounting estimate related to the reserve for warranty costs is a “critical accounting estimate” because the estimate requires a large degree of judgment.

At November 30, 2003, the reserve for warranty costs was $116.6 million. While we believe that the reserve for warranty costs is adequate, there can be no assurances that historical data and trends will accurately predict our actual warranty costs. Additionally, there can be no assurances that future economic or financial developments might not lead to a significant change in the reserve.

Investments in Unconsolidated Partnerships

We frequently enter into partnerships that acquire and develop land for sale to us in connection with our homebuilding operations or for sale to third parties. Our partners generally are unrelated homebuilders, land sellers or other real estate entities.

Most of the partnerships through which we acquire and develop land are accounted for by the equity method of accounting, because we are not the primary beneficiary for partnerships created after January 31, 2003, as defined under Financial Accounting Standards Board Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, and we have a significant, but less than controlling, interest in the partnerships. We record the investments in these partnerships in our consolidated balance sheets as “Investments in Unconsolidated Partnerships” and our share of the partnerships’ earnings or losses in our consolidated statements of earnings as “Equity in Earnings from Unconsolidated Partnerships,” as described in Note 5 of Notes to Consolidated Financial Statements. Advances to these partnerships are included in the investment amount.

Management uses its judgment when determining the primary beneficiary of, or a controlling interest in, a partnership. Factors considered in determining whether we have significant influence or we have control include risk and reward sharing, experience and financial condition of the other partners, voting rights, involvement in day-to-day capital and operating decisions and continuing involvement. Due to the judgment required in determining whether we are the primary beneficiary or have control or only significant influence, the accounting policy relating to the use of the equity method of accounting is a “critical accounting policy.”

As of November 30, 2003, we believe that the equity method of accounting is appropriate for our investments in unconsolidated partnerships where we are not the primary beneficiary and we do not have a controlling interest but rather share control with our partners. At November 30, 2003, the unconsolidated partnerships in which we had interests had total assets of $2.1 billion and total liabilities of $1.2 billion.

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

Allowances for Loss Reserves

We provide an allowance for loan losses when and if we determine that loans or portions of them are not likely to be collected. In evaluating the adequacy of the allowance for loan losses, we consider various factors such as past loan loss experience, regulatory examinations, present economic conditions and other factors considered relevant by management. Anticipated changes in economic conditions, which may influence the level of the allowance, are considered in the evaluation by management when the likelihood of the changes can be reasonably determined. This analysis is based on judgments and estimates and may change in response to economic developments or other conditions that may influence borrowers’ financial conditions or prospects. At November 30, 2003, the allowance for loan losses was $3.0 million. While we believe that the 2003 year-end allowance was adequate, particularly in view of the fact that we usually sell the loans on a non-recourse basis within 45 days after we originate them, there can be no assurances that future economic or financial developments, including general interest rate increases or a slowdown in the economy, might not lead to increased provisions to the allowance or a higher incidence of loan charge-offs. At November 30, 2003, we also had an allowance for title and escrow losses of $0.6 million related to certain assets. These allowances require management’s judgments and estimates. For these reasons, we believe that the accounting estimates related to the allowances for loss reserves are “critical accounting estimates.”

Homebuilding and Financial Services Divisions

Goodwill Valuation

Goodwill represents the excess of the purchase price over the fair value of net assets acquired. The process of determining goodwill requires judgment. Evaluating goodwill for impairment involves the determination of the fair value of our reporting units. Inherent in such fair value determinations are certain judgments and estimates, including the interpretation of current economic indicators and market valuations, and our strategic plans with regard to our operations. To the extent additional information arises or our strategies change, it is possible that our conclusion regarding goodwill impairment could change, which could have a material effect on our financial position and results of operations. For those reasons, we believe that the accounting estimate related to goodwill impairment is a “critical accounting estimate.”

During fiscal 2002, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. In connection with the adoption of SFAS No. 142, we performed a test for impairment of goodwill as of December 1, 2001, which resulted in no impairment being identified. Goodwill is no longer subject to amortization. Instead, we review goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying amount may not be recoverable. We performed our annual impairment test of goodwill as of September 30, 2003 and determined that goodwill was not impaired.

At November 30, 2003, goodwill was $212.7 million (net of accumulated amortization of $18.0 million). While we believe that no impairment existed as of November 30, 2003, there can be no assurances that future economic or financial developments, including general interest rate increases or a slowdown in the economy, might not lead to impairment of goodwill.

Valuation of Deferred Tax Assets

We record income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and attributable to operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which the temporary differences are expected to be recovered or paid. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period when the changes are enacted.

We believe that the accounting estimate for the valuation of deferred tax assets is a “critical accounting estimate” because judgment is required in assessing the likely future tax consequences of events that have been recognized in our financial statements or tax returns. We base our estimate of deferred tax assets and liabilities on current tax laws and rates and, in certain cases, business plans and other expectations about future outcomes. Changes in existing tax laws or rates could affect actual tax results and future business results may affect the amount of deferred tax liabilities or the valuation of deferred tax assets over time. Our accounting for deferred tax consequences represents our best estimate of future events. Although it is possible there will be changes that are not anticipated in our current estimates, we believe it is unlikely such changes would have a material period-to-period impact on our financial position or results of operations.

At November 30, 2003, our net deferred tax asset was $177.8 million. Based on our assessment, it appears more likely than not that the net deferred tax asset will be realized through future taxable earnings.

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

The tables on the following pages provide information at November 30, 2003 and 2002 about our significant derivative financial instruments and other financial instruments that are sensitive to changes in interest rates. For mortgage loans held for sale, mortgage loans and investments, senior notes, notes and other debts payable, the tables present principal cash flows and related weighted average effective interest rates by expected maturity dates and estimated fair market values at November 30, 2003 and 2002. Weighted average variable interest rates are based on the variable interest rates at November 30, 2003 and 2002. Our term loan B is presented as fixed rate debt because our interest rate swaps effectively changed the majority of the debt from a variable interest rate to a fixed interest rate. For interest rate swaps, the tables present notional amounts and weighted average interest rates by contractual maturity dates and estimated fair market values at November 30, 2003 and 2002. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contracts. Our limited-purpose finance subsidiaries have placed mortgages and other receivables as collateral for various long-term financings. These limited-purpose finance subsidiaries pay the principal of, and interest on, these financings almost entirely from the cash flows generated by the related pledged collateral and are excluded from the following tables. Our trading investments, primarily mutual funds, do not have interest rate sensitivity, and therefore, are also excluded from the following tables.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and Notes 1 and 14 of Notes to Consolidated Financial Statements in Item 8 for a further discussion of these items and our strategy of mitigating our interest rate risk.

Information Regarding Interest Rate Sensitivity

Principal (Notional) Amount by

Expected Maturity and Average Interest Rate

November 30, 2003

	Years Ending November 30,							Fair Market Value at November 30, 2003
	2004	2005	2006	2007	2008	Thereafter	Total
	(Dollars in millions)
ASSETS
Financial services:
Mortgage loans held for sale, net:
Fixed rate	$—	—	—	—	—	383.2	383.2	383.2
Average interest rate	—	—	—	—	—	6.1%	—	—
Variable rate	$—	—	—	—	—	159.3	159.3	159.3
Average interest rate	—	—	—	—	—	5.0%	—	—
Mortgage loans and investments:
Fixed rate	$30.6	3.8	6.0	0.6	2.0	15.5	58.5	57.4
Average interest rate	1.7%	4.0%	10.4%	23.6%	10.0%	9.9%	—	—
LIABILITIES
Homebuilding:
Senior notes and other debts payable:
Fixed rate	$21.5	45.7	18.4	4.0	4.0	1,458.6	1,552.2	1,878.8
Average interest rate	4.8%	7.2%	11.9%	2.9%	2.9%	6.4%	—	—
Financial services:
Notes and other debts payable:
Fixed rate	$—	—	—	—	—	—	—	—
Average interest rate	—	—	—	—	—	—	—	—
Variable rate	$734.5	0.1	0.1	—	—	—	734.7	734.7
Average interest rate	1.8%	4.9%	4.9%	—	—	—	—	—
OTHER FINANCIAL INSTRUMENTS
Homebuilding:
Interest rate swaps:
Variable to fixed—notional amount	$—	100.0	—	200.0	—	—	300.0	(33.7)
Average pay rate	—	6.7%	—	6.8%	—	—	—	—
Average receive rate	—	LIBOR	—	LIBOR	—	—	—	—

Information Regarding Interest Rate Sensitivity

Principal (Notional) Amount by

Expected Maturity and Average Interest Rate

November 30, 2002

	Years Ending November 30,					Thereafter	Total	Fair Market Value at November 30, 2002
	2003	2004	2005	2006	2007
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

Item 8.    Financial Statements and Supplementary Data.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of Lennar Corporation:

We have audited the accompanying consolidated balance sheets of Lennar Corporation and subsidiaries (the “Company”) as of November 30, 2003 and 2002 and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the three years in the period ended November 30, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 30, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/    DELOITTE & TOUCHE LLP

Certified Public Accountants

Miami, Florida

February 27, 2004

LENNAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

November 30, 2003 and 2002

	2003	2002
	(In thousands, except per share amounts)
ASSETS
Homebuilding:
Cash	$1,201,276	731,163
Receivables, net	60,392	48,432
Inventories:
Finished homes and construction in progress	2,006,548	2,044,694
Land under development	1,592,978	1,185,473
Consolidated inventory not owned	49,329	—
Land held for development	7,246	7,410

Total inventories	3,656,101	3,237,577
Investments in unconsolidated partnerships	390,334	285,594
Other assets	450,619	357,738

	5,758,722	4,660,504
Financial services	1,016,710	1,095,129

Total assets	$6,775,432	5,755,633

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable and other liabilities	$1,040,961	969,779
Liabilities related to consolidated inventory not owned	45,214	—
Senior notes and other debts payable, net	1,552,217	1,585,309

	2,638,392	2,555,088
Financial services	873,266	971,388

Total liabilities	3,511,658	3,526,476
Stockholders’ equity:
Preferred stock	—	—
Class A common stock of $0.10 par value per share (1)
Authorized: 2003-300,000 shares; 2002-100,000, Issued: 2003-125,328; 2002-130,122	12,533	13,012
Class B common stock of $0.10 par value per share (1)
Authorized: 2003-90,000 shares; 2002-30,000, Issued: 2003-32,508; 2002-19,400	3,251	1,940
Additional paid-in capital (1)	1,358,304	866,026
Retained earnings	1,914,963	1,538,945
Unearned restricted stock	(4,301)	(7,337)
Deferred compensation plan (1)—2003-534 Class A common shares and 53 Class B common shares; 2002-120 Class A common shares and 12 Class B common shares	(4,919)	(1,103)
Deferred compensation liability	4,919	1,103
Treasury stock, at cost; 2002-9,848 Class A common shares	—	(158,992)
Accumulated other comprehensive loss	(20,976)	(24,437)

Total stockholders’ equity	3,263,774	2,229,157

Total liabilities and stockholders’ equity	$6,775,432	5,755,633

(1)	Class A common stock, Class B common stock, additional paid-in capital, and all share information (except authorized shares, treasury shares and par value) have been retroactively adjusted to reflect the effect of the Company’s January 2004 two-for-one stock split. See Note 12.

See accompanying notes to consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

Years Ended November 30, 2003, 2002 and 2001

	2003	2002 (1)	2001 (1)
	(In thousands, except per share amounts)
Revenues:
Homebuilding	$8,348,645	6,751,301	5,554,747
Financial services	558,974	484,219	425,354

Total revenues	8,907,619	7,235,520	5,980,101

Costs and expenses:
Homebuilding	7,288,356	5,993,209	4,934,071
Financial services	404,521	356,608	336,223
Corporate general and administrative	111,488	85,958	75,831

Total costs and expenses	7,804,365	6,435,775	5,346,125

Equity in earnings from unconsolidated partnerships	81,937	42,651	27,051
Management fees and other income, net	21,863	33,313	18,396

Earnings before provision for income taxes	1,207,054	875,709	679,423
Provision for income taxes	455,663	330,580	261,578

Net earnings	$751,391	545,129	417,845

Earnings per share (2):
Basic	$5.10	3.88	3.03

Diluted	$4.65	3.51	2.73

(1)	Certain prior year amounts have been reclassified to conform to the 2003 presentation (see Note 1).
(2)	Earnings per share amounts have been retroactively adjusted to reflect the effect of the Company’s April 2003 10% Class B stock distribution and January 2004 two-for-one stock split. See Notes 10 and 12.

See accompanying notes to consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended November 30, 2003, 2002 and 2001

	2003	2002	2001
	(Dollars in thousands)
Class A common stock (1):
Beginning balance	$13,012	12,824	12,546
Conversion of 3 7/8% zero-coupon senior convertible debentures to Class A common shares	1,356	—	—
Par value of retired treasury stock	(1,972)	—	—
Employee stock plans	137	180	256
Conversion of Class B common stock	—	8	22

Balance at November 30,	12,533	13,012	12,824

Class B common stock (1):
Beginning balance	1,940	1,948	1,970
Employee stock plans	11	—	—
10% Class B common stock distribution	1,300	—	—
Conversion to Class A common stock	—	(8)	(22)

Balance at November 30,	3,251	1,940	1,948

Additional paid-in capital (1):
Beginning balance	866,026	836,538	805,243
10% Class B common stock distribution	351,368	—	—
Conversion of 3 7/8% zero-coupon senior convertible debentures to Class A common shares	269,968	10	—
Conversion of other debt	6	—	—
Employee stock plans	18,049	18,750	19,145
Tax benefit from employee stock plans and vesting of restricted stock	10,951	10,728	12,150
Retirement of treasury stock	(158,064)	—	—

Balance at November 30,	1,358,304	866,026	836,538

Retained earnings:
Beginning balance	1,538,945	996,998	582,299
Net earnings	751,391	545,129	417,845
10% Class B common stock distribution including cash paid for fractional shares of $298	(352,966)	—	—
Cash dividends—Class A common stock	(19,167)	(2,746)	(2,705)
Cash dividends—Class B common stock	(3,240)	(436)	(441)

Balance at November 30,	1,914,963	1,538,945	996,998

Unearned restricted stock:
Beginning balance	(7,337)	(10,833)	(14,535)
Restricted stock cancellations	—	387	415
Amortization of unearned restricted stock	3,036	3,109	3,287

Balance at November 30,	(4,301)	(7,337)	(10,833)

Deferred compensation plan:
Beginning balance	(1,103)	—	—
Deferred compensation activity	(3,816)	(1,103)	—

Balance at November 30,	(4,919)	(1,103)	—

Deferred compensation liability:
Beginning balance	1,103	—	—
Deferred compensation activity	3,816	1,103	—

Balance at November 30,	4,919	1,103	—

LENNAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)

Years Ended November 30, 2003, 2002 and 2001

	2003	2002	2001
	(Dollars in thousands)
Treasury stock, at cost:
Beginning balance	(158,992)	(158,927)	(158,943)
Employee stock plans and vesting of restricted stock, net	(1,044)	(65)	—
Shares issued	—	—	16
Retirement of treasury stock	160,036	—	—

Balance at November 30,	—	(158,992)	(158,927)

Accumulated other comprehensive loss:
Beginning balance	(24,437)	(19,286)	—
SFAS No. 133 transition adjustment, net of tax	—	—	(3,510)
Change in fair value of interest rate swaps, net of tax	3,461	(5,151)	(15,776)

Balance at November 30,	(20,976)	(24,437)	(19,286)

Net earnings	751,391	545,129	417,845

Comprehensive income	754,852	539,978	398,559

Total stockholders’ equity	$3,263,774	2,229,157	1,659,262

(1)	Class A common stock, Class B common stock and additional paid-in capital have been retroactively adjusted to reflect the effect of the Company’s January 2004 two-for-one stock split. See Note 12.

See accompanying notes to consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended November 30, 2003, 2002 and 2001

	2003	2002	2001
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$751,391	545,129	417,845
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	54,503	47,031	48,383
Amortization of discount on debt, net	21,408	25,358	20,287
Equity in earnings from unconsolidated partnerships	(81,937)	(42,651)	(27,051)
Tax benefit from employee stock plans and vesting of restricted stock	10,951	10,728	12,150
Deferred income tax provision (benefit)	(51,143)	(5,672)	9,769
Changes in assets and liabilities, net of effect from acquisitions:
Increase in receivables	(50,659)	(101,817)	(57,100)
Increase in inventories	(267,234)	(242,330)	(130,725)
(Increase) decrease in other assets	(33,964)	(11,122)	48
(Increase) decrease in financial services loans held for sale	165,773	(119,379)	(211,143)
Increase (decrease) in accounts payable and other liabilities	61,710	99,293	(23,267)

Net cash provided by operating activities	580,799	204,568	59,196

Cash flows from investing activities:
Net additions to operating properties and equipment	(18,848)	(4,085)	(13,110)
Decrease in investments in unconsolidated partnerships, net	72,073	57,902	5,601
(Increase) decrease in financial services mortgage loans	(93)	13,886	(997)
Purchases of investment securities	(29,614)	(31,545)	(18,143)
Proceeds from investment securities	17,674	22,442	17,700
Decrease in financial services mortgage servicing rights	—	—	10,812
Acquisitions, net of cash acquired	(159,389)	(424,277)	—

Net cash provided by (used in) investing activities	(118,197)	(365,677)	1,863

Cash flows from financing activities:
Net borrowings (repayments) under financial services short-term debt	(118,989)	156,120	265,607
Net proceeds from issuance of 5.95% senior notes	341,730	—	—
Net proceeds from issuance of 5.125% zero-coupon convertible senior subordinated notes	—	—	224,250
Proceeds from other borrowings	—	20,103	110
Principal payments on other borrowings	(186,078)	(131,299)	(24,272)
Common stock:
Issuance	18,197	19,317	19,789
Repurchases	(1,044)	(65)	—
Dividends and other	(22,705)	(3,182)	(3,146)

Net cash provided by financing activities	31,111	60,994	482,338

LENNAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(CONTINUED)

Years Ended November 30, 2003, 2002 and 2001

	2003	2002	2001
	(Dollars in thousands)
Net increase (decrease) in cash	493,713	(100,115)	543,397
Cash at beginning of year	777,159	877,274	333,877

Cash at end of year	$1,270,872	777,159	877,274

Summary of cash:
Homebuilding	$1,201,276	731,163	824,013
Financial services	69,596	45,996	53,261

	$1,270,872	777,159	877,274

Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$6,559	18,589	17,546
Cash paid for income taxes	$503,410	307,073	234,549

Supplemental disclosures of non-cash investing and financing activities:
Conversion of debt to equity	$271,330	10	—
Consolidated inventory not owned	$45,214	—	—
Purchases of inventory financed by sellers	$15,395	21,087	28,993

Acquisitions:
Fair value of assets acquired, inclusive of cash of $9,004 in 2003 and $37,986 in 2002	$159,453	664,424	—
Goodwill recorded	30,326	83,560	—
Fair value of liabilities assumed	(21,386)	(285,721)	—

Cash paid	$168,393	462,263	—

See accompanying notes to consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of Lennar Corporation and all subsidiaries, partnerships and other entities (the “Company”) in which the Company has a controlling interest and variable interest entities (“VIEs”) created after January 31, 2003 in which the Company is deemed the primary beneficiary (see Note 15). The Company’s investments in unconsolidated partnerships in which a significant, but less than controlling, interest is held and VIEs created after January 31, 2003 in which the Company is not deemed to be the primary beneficiary, are accounted for by the equity method. All significant intercompany transactions and balances have been eliminated in consolidation.

Stock Split

In December 2003, the Company’s Board of Directors approved a two-for-one stock split in the form of a 100% stock dividend of Class A and Class B common stock for stockholders of record on January 6, 2004. The additional shares were distributed on January 20, 2004. All share and per share amounts (except authorized shares, treasury shares and par value) have been retroactively adjusted to reflect the stock split. There was no net effect on total stockholders’ equity as a result of the stock split.

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

Cash

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Due to the short maturity period of the cash equivalents, the carrying amount of these instruments approximates their fair values. Cash as of November 30, 2003 and 2002 included $68.7 million and $56.2 million, respectively, of cash primarily held in escrow for approximately three days and $45.2 million and $20.9 million, respectively, of restricted deposits.

Inventories

Inventories are stated at cost unless the inventory within a community is determined to be impaired, in which case the impaired inventory is written down to fair value. Inventory costs include land, land development and home construction costs, real estate taxes and interest related to development and construction. The Company evaluates long-lived assets for impairment based on the undiscounted future cash flows of the assets. Write-downs of inventories deemed to be impaired are recorded as adjustments to the cost basis of the respective inventories. No impairment was recorded during the years ended November 30, 2003, 2002 or 2001.

Construction overhead and selling expenses are expensed as incurred. Homes held for sale are classified as inventories until delivered. Land, land development, amenities and other costs are accumulated by specific area and allocated to homes within the respective areas.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest and Real Estate Taxes

Interest and real estate taxes attributable to land and homes are capitalized as inventories while they are being actively developed. Interest related to homebuilding and land, including interest costs relieved from inventories, is included in cost of homes sold and cost of land sold. Interest expense related to the financial services operations is included in its costs and expenses.

During 2003, 2002 and 2001, interest incurred by the Company’s homebuilding operations was $131.8 million, $130.6 million and $127.9 million, respectively, and interest expense primarily included in cost of homes sold and cost of land sold was $141.3 million, $145.6 million and $119.5 million, respectively.

Operating Properties and Equipment

Operating properties and equipment are recorded at cost and are included in other assets in the consolidated balance sheets. The assets are depreciated over their estimated useful lives using the straight-line method. At the time operating properties and equipment are disposed of, the asset and related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to earnings. The estimated useful life for operating properties is 30 years, for leasehold improvements is 5 years and for equipment is 2 to 10 years.

Investment Securities

Investment securities are classified as available-for-sale unless they are classified as trading or held-to-maturity. Securities classified as trading are carried at fair value and unrealized holding gains and losses are recorded in earnings. Securities classified as held-to-maturity are carried at amortized cost because they are purchased with the intent and ability to hold to maturity. Available-for-sale securities are recorded at fair value. Any unrealized holding gains or losses on available-for-sale securities would be reported in a separate component of stockholders’ equity, net of tax effects, until realized.

At November 30, 2003 and 2002, investment securities classified as held-to-maturity totaled $28.0 million and $22.4 million, respectively, and were included in the assets of the Financial Services Division. At November 30, 2003, investment securities classified as trading totaled $6.9 million and were included in other assets of the Homebuilding Division. The trading securities are comprised mainly of marketable equity mutual funds designated to approximate the Company’s liabilities under its deferred compensation plan. There were no available-for-sale investment securities at November 30, 2003 or 2002.

Derivative Financial Instruments

Effective December 1, 2000, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities by requiring that all derivatives be recognized in the balance sheet and measured at fair value. Gains or losses resulting from changes in the fair value of derivatives are recognized in earnings or recorded in other comprehensive income and recognized in the statement of earnings when the hedged item affects earnings, depending on the purpose of the derivatives and whether they qualify for hedge accounting treatment.

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

The Company has various interest rate swap agreements which effectively convert variable interest rates to fixed interest rates on approximately $300 million of outstanding debt related to its homebuilding operations. The swap agreements have been designated as cash flow hedges and, accordingly, are reflected at their fair value in

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the consolidated balance sheets at November 30, 2003 and 2002. The related loss is deferred, net of tax, in stockholders’ equity as accumulated other comprehensive loss (see Note 11). The Company accounts for its interest rate swaps using the shortcut method, as described in SFAS No. 133. Amounts to be received or paid as a result of the swap agreements are recognized as adjustments to interest incurred on the related debt instruments. The Company believes that there will be no ineffectiveness related to the interest rate swaps and therefore no portion of the accumulated other comprehensive loss will be reclassified into future earnings. The net effect on the Company’s operating results is that interest on the variable rate debt being hedged is recorded based on fixed interest rates.

The Financial Services Division, in the normal course of business, uses derivative financial instruments to reduce its exposure to fluctuations in interest rates. The Division enters into forward commitments and, to a lesser extent, option contracts to protect the value of fixed rate locked loan commitments and loans held for sale from fluctuations in market interest rates. These derivative financial instruments are designated as fair value hedges, and, accordingly, for all qualifying and highly effective fair value hedges, the changes in the fair value of the derivative and the loss or gain on the hedged asset relating to the risk being hedged are recorded currently in earnings. The effect of the implementation of SFAS No. 133 on the Financial Services Division’s operating earnings was not significant.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired and was amortized by the Company through fiscal 2001 on a straight-line basis over periods ranging from 15 to 20 years. At November 30, 2003 and 2002, goodwill was $212.7 million and $189.4 million, respectively (net of accumulated amortization of $18.0 million at November 30, 2003 and 2002). During fiscal 2003, the Company’s goodwill increased $30.3 million due to current year acquisitions and payment of contingent consideration related to prior year acquisitions, partially offset by the reduction of the Company’s net deferred tax asset valuation allowance. Because the asset was established in connection with an acquisition, the reduction of the valuation allowance resulted in a decrease to goodwill. Goodwill is included in other assets of the Homebuilding Division ($169.2 million and $155.4 million at November 30, 2003 and 2002, respectively) and the assets of the Financial Services Division ($43.5 million and $34.0 million at November 30, 2003 and 2002, respectively) in the consolidated balance sheets. Historically through fiscal 2001, in the event that facts and circumstances had indicated that the carrying value of goodwill might be impaired, an evaluation of recoverability would have been performed. If an evaluation had been required, the estimated future undiscounted cash flows associated with the goodwill would have been compared to the carrying amount to determine if a write-down to fair value based on discounted cash flows was required. No impairment was recorded during the years ended November 30, 2003, 2002 or 2001.

The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets on December 1, 2001. SFAS No. 142 no longer requires or permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. No impairment charges were recognized from the adoption of SFAS No. 142. The Company performed its annual impairment test of goodwill as of September 30, 2003 and determined that goodwill was not impaired. As of November 30, 2003 and 2002, there were no material identifiable intangible assets, other than goodwill. Net earnings and earnings per share for fiscal 2001 (adjusted for the Company’s April 2003 10% Class B stock distribution and January 2004 two-for-one stock split) adjusted to exclude goodwill amortization, net of taxes, is as follows:

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)
Net earnings:
Reported net earnings	$417,845
Goodwill amortization, net of tax	6,148

Adjusted net earnings	$423,993

Basic earnings per share:
Reported basic earnings per share	$3.03
Goodwill amortization, net of tax	0.04

Adjusted basic earnings per share	$3.07

Diluted earnings per share:
Reported diluted earnings per share	$2.73
Goodwill amortization, net of tax	0.04

Adjusted diluted earnings per share	$2.77

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

Warranty Costs

Warranty and similar reserves for homes are established at an amount estimated to be adequate to cover potential costs for materials and labor with regard to warranty-type claims to be incurred subsequent to the delivery of a home. Reserves are determined based on historical data and trends with respect to similar product types and geographical areas. Warranty reserves are included in accounts payable and other liabilities in the consolidated balance sheets. The following table sets forth the activity in the Company’s warranty reserve for the year ended November 30, 2003:

(In thousands)
Warranty reserve, November 30, 2002	$93,606
Provision	120,167
Payments	(97,202)

Warranty reserve, November 30, 2003	$116,571

Self-Insurance

Certain insurable risks such as general liability, medical and workers’ compensation are self-insured by the Company up to certain limits. Undiscounted accruals for claims under the Company’s self-insurance program are based on claims filed and estimates for claims incurred but not reported.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs were $54.9 million, $43.9 million and $43.6 million for the years ended November 30, 2003, 2002 and 2001, respectively.

Stock-Based Compensation

The Company grants stock options to certain employees for fixed numbers of shares with, in each instance, an exercise price not less than the fair value of the shares at the date of the grant. The Company accounts for the

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock option grants in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. No compensation expense is recognized because all stock options granted have exercise prices not less than the market value of the Company’s stock on the date of the grant. The Company also grants restricted stock, which is valued based on the market price of the common stock on the date of grant. Unearned compensation arising from the restricted stock grants is amortized to expense using the straight-line method over the period of the restrictions. Unearned restricted stock is shown as a reduction of stockholders’ equity in the consolidated balance sheets.

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which was effective for the Company in fiscal 2003, to stock-based employee compensation:

	Years Ended November 30,
	2003	2002	2001
	(In thousands, except per share amounts)
Net earnings, as reported	$751,391	545,129	417,845
Add: Total stock-based employee compensation expense included in reported net earnings, net of related tax affects	1,890	1,935	2,022
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(8,938)	(6,556)	(5,818)

Pro forma net earnings	$744,343	540,508	414,049

Earnings per share:
Basic—as reported	$5.10	3.88	3.03

Basic—pro forma	$5.05	3.85	3.00

Diluted—as reported	$4.65	3.51	2.73

Diluted—pro forma	$4.61	3.48	2.70

The fair value of these options was determined at the date of the grant using the Black-Scholes option-pricing model. The significant weighted average assumptions for the years ended November 30, 2003, 2002 and 2001 were as follows:

	2003	2002	2001
Dividend yield	1.8%	0.1%	0.1%
Volatility rate	39%-46%	42%-47%	40%-42%
Risk-free interest rate	2.2%-3.6%	3.2%-5.1%	4.5%-5.8%
Expected option life (years)	2.0-5.0	2.0-5.0	6.4

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

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Mortgage loans for which the Financial Services Division has the positive intent and ability to hold to maturity consist of mortgage loans carried at cost, net of unamortized discounts. Discounts are amortized over the estimated lives of the loans using the interest method.

The Division also provides allowances for loan losses when and if management determines that loans or portions thereof are uncollectible. The provision recorded and the adequacy of the related allowance is determined by management’s continuing evaluation of the loan portfolio in light of past loan loss experience, regulatory examinations, present economic conditions and other factors considered relevant by management. Anticipated changes in economic factors which may influence the level of the allowance are considered in the evaluation by management when the likelihood of the changes can be reasonably determined. While management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary as a result of future economic and other conditions that may be beyond management’s control.

The Division provides an allowance for estimated title and escrow losses based upon management’s evaluation of claims presented and estimates for any incurred but not reported claims. The allowance is established at a level that management estimates to be sufficient to satisfy those claims where a loss is determined to be probable and the amount of such loss can be reasonably estimated. The allowance for title and escrow losses for both known and incurred but not reported claims is considered by management to be adequate for such purposes.

New Accounting Pronouncements

In October 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 provides accounting guidance for financial accounting and reporting for impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121. The implementation of SFAS No. 144 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. This statement was effective for contracts entered into or modified after June 30, 2003. The implementation of SFAS No. 149 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. Certain provisions of this statement were effective for financial instruments entered into or modified after May 31, 2003 and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. In October 2003, the FASB deferred indefinitely certain provisions of this statement pertaining to non-controlling interests

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in limited life entities. The Company does not believe that the implementation of SFAS No. 150 had, or will have, a material impact on the Company’s financial position, results of operations or cash flows.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. In accordance with the provisions of FIN 45, the Company adopted the initial recognition and measurement provisions on a prospective basis with regard to guarantees issued after December 31, 2002. The implementation of FIN 45 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, as further clarified and amended by the FASB’s issuance of a revision to FIN 46 in December 2003. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interests created after January 31, 2003, and with respect to variable interests created before February 1, 2003, FIN 46 will apply in the Company’s second quarter ending May 31, 2004, as deferred by the FASB in December 2003. Although the Company does not believe the full adoption of FIN 46 will have a material impact on net earnings, the Company cannot make any definitive determination until it completes its evaluation (see Note 15).

In December 2003, the Securities and Exchange Commission (“SEC”) expressed their view on accounting for loan commitments that relate to the origination of mortgage loans that will be held for resale. It is the SEC’s view that loan commitments are written options that should be recorded at their fair value, which in all cases should be a liability until either expiration or exercise. The Company estimates the value of these loan commitments as the difference between the current value of similar loans and the price at which the Company has committed to originate the loans. Under the Company’s current method of accounting for these loan commitments, the Company recognizes both derivative assets and liabilities. The SEC’s view, which is to be applied prospectively, is effective for commitments entered into in the first reporting period beginning after March 15, 2004. Management is currently evaluating the adoption of the SEC’s view and has not made a definitive determination as to its impact.

Reclassifications

Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the 2003 presentation. These reclassifications had no impact on reported net earnings. In particular, homebuilding results reflect reclassifications that have been made to interest expense (now included in cost of homes sold and cost of land sold), equity in earnings from unconsolidated partnerships and management fees and other income, net.

2.    Acquisitions

During 2003, the Company expanded its presence in California and South Carolina through its homebuilding acquisitions, and purchased a title company, which expanded the Company’s title and closing business into the Chicago market. In connection with these acquisitions and contingent consideration related to prior period acquisitions, the Company paid $159.4 million, net of cash acquired. The results of operations of the companies acquired by the Company are included in the Company’s results of operations since their respective acquisition dates. The pro forma effect of these acquisitions on the results of operations is not presented as the effect is not considered material. Total goodwill associated with these acquisitions and contingent consideration relating to prior year acquisitions was $30.3 million.

During 2002, the Company expanded its operations into the Carolinas and the Chicago, Baltimore and Central Valley, California homebuilding markets and strengthened its positions in several of its existing markets

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with the Company’s homebuilding acquisitions. In connection with these acquisitions, total consideration, including debt of acquired companies, totaled approximately $600 million. The results of operations of the homebuilders acquired by the Company are included in the Company’s results of operations since their respective acquisition dates. The pro forma effect of these acquisitions on the results of operations is not presented as the effect is not considered material. Total goodwill associated with these acquisitions was $74.7 million.

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

Homebuilding

Homebuilding operations primarily include the sale and construction of single-family attached and detached homes, as well as the purchase, development and sale of residential land directly and through the Company’s unconsolidated partnerships.

Financial Services

The Financial Services Division provides mortgage financing, title insurance, closing services and insurance agency services for both buyers of the Company’s homes and others. It sells the loans it originates in the secondary mortgage market. The Financial Services Division also provides high-speed Internet access, cable television and alarm installation and monitoring services to residents of the Company’s communities and others.

Financial information relating to the Company’s reportable segments is as follows:

	Years Ended November 30,
	2003	2002	2001
	(In thousands)
Homebuilding Revenues:
Sales of homes	$8,040,470	6,581,703	5,467,548
Sales of land	308,175	169,598	87,199

Total homebuilding revenues	8,348,645	6,751,301	5,554,747

Homebuilding Costs and Expenses:
Cost of homes sold	6,180,777	5,119,668	4,275,321
Cost of land sold	234,844	167,640	85,546
Selling, general and administrative	872,735	705,901	573,204

Total homebuilding costs and expenses	7,288,356	5,993,209	4,934,071

Equity in earnings from unconsolidated partnerships	81,937	42,651	27,051
Management fees and other income, net	21,863	33,313	18,396

Homebuilding operating earnings	$1,164,089	834,056	666,123

Financial services revenues	$558,974	484,219	425,354
Financial services costs and expenses	404,521	356,608	336,223

Financial services operating earnings	$154,453	127,611	89,131

Corporate general and administrative expenses	111,488	85,958	75,831

Earnings before provision for income taxes	$1,207,054	875,709	679,423

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth additional financial information relating to the homebuilding operations:

	Years Ended November 30,
	2003	2002	2001
	(In thousands)
Depreciation and amortization	$46,545	39,779	38,733

Net additions to operating properties and equipment	$4,633	3,214	7,169

The following table sets forth additional financial information relating to the financial services operations:

	Years Ended November 30,
	2003	2002	2001
	(In thousands)
Depreciation and amortization	$7,958	7,252	9,650

Interest income, net	$32,218	28,000	21,279

Net additions to operating properties and equipment	$14,215	871	5,941

4.    Receivables

	November 30,
	2003	2002
	(In thousands)
Accounts receivable	$55,997	43,931
Mortgages and notes receivable	5,686	6,912

	61,683	50,843
Allowance for doubtful accounts	(1,291)	(2,411)

	$60,392	48,432

5.    Investments in Unconsolidated Partnerships

Summarized condensed financial information on a combined 100% basis related to unconsolidated partnerships and other similar entities (collectively the “Partnerships”) in which the Company invests that are accounted for by the equity method was as follows:

	November 30,
	2003	2002
	(In thousands)
Assets:
Cash	$219,919	47,502
Inventories	1,701,318	1,170,782
Other assets	166,837	136,579

	$2,088,074	1,354,863

Liabilities and equity:
Accounts payable and other liabilities	$300,530	177,673
Notes and mortgages payable	901,822	563,563
Equity of:
The Company	390,334	285,594
Others	495,388	328,033

	$2,088,074	1,354,863

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years Ended November 30,
	2003	2002	2001
	(In thousands)
Revenues	$1,314,674	939,847	903,293
Costs and expenses	938,981	780,093	761,704

Net earnings of unconsolidated partnerships	$375,693	159,754	141,589

Company’s share of net earnings	$81,937	42,651	27,051

At November 30, 2003, the Company’s equity interest in these Partnerships did not exceed 50%. The Company’s partners generally are unrelated homebuilders, land sellers or other real estate entities. The Partnerships follow accounting principles generally accepted in the United States of America. The Company shares in the profits and losses of these Partnerships generally in accordance with its ownership interests. In many instances, the Company is appointed as the day-to-day manager of the Partnerships and receives fees for performing this function. During 2003, 2002 and 2001, the Company received management fees and reimbursement of expenses from the Partnerships totaling $39.0 million, $29.2 million and $26.1 million, respectively. In determining its share of the Partnerships’ net earnings, the Company does not include in its income its pro rata share of partnership earnings resulting from land sales to its homebuilding divisions. Instead, the Company accounts for those earnings as a reduction of the cost of purchasing the land from the partnerships. This in effect defers recognition of the Company’s share of the partnership earnings relating to these sales until a home is delivered and title passes to a homebuyer.

The Company and/or its partners sometimes obtain options or enter into other arrangements under which the Company can purchase portions of the land held by the Partnerships. Option prices are generally negotiated prices that approximate fair value when the options are purchased. During 2003, 2002 and 2001, $460.5 million, $419.3 million and $232.6 million, respectively, of the Partnerships’ revenues were from land sales to the Company.

In some instances, the Company and/or its partners have provided varying levels of guarantees of debt of unconsolidated partnerships. At November 30, 2003, the Company had recourse guarantees of $88.7 million and limited maintenance guarantees of $111.6 million of debt of unconsolidated partnerships. When the Company and/or its partners provide a guarantee, the partnership generally receives more favorable terms from its lenders than would otherwise be available to it. The limited maintenance guarantees only apply if a partnership defaults on its loan arrangements and the carrying value of the collateral (generally land and improvements) is less than a specified percentage of the loan balance. If the Company is required to make a payment under a limited maintenance guarantee to bring the carrying value of the collateral above the specified percentage of the loan balance, the payment would constitute a capital contribution or loan to the unconsolidated partnership and increase the Company’s share of any funds the unconsolidated partnership distributes. There were no assets held as collateral that, upon the occurrence of any triggering event or condition under a guarantee, the Company could obtain and liquidate to recover all or a portion of the amounts paid under a guarantee.

In November 2003, the Company and LNR each contributed its 50% interests in certain of its jointly-owned unconsolidated partnerships that had significant assets to a new limited liability company named LandSource Communities Development LLC (“LandSource”), in exchange for 50% interests in LandSource. In addition, in July 2003, the Company and LNR formed, and obtained 50% interests in, NWHL Investment, LLC (“NWHL”), which agreed to purchase, and in January 2004 completed the purchase, of The Newhall Land and Farming Company (“Newhall”) for a total of approximately $1 billion. Newhall’s primary business is developing two master-planned communities in Los Angeles County, California. The Company and LNR each contributed approximately $200 million to NWHL, and LandSource and NWHL jointly obtained $600 million of bank financing, of which $400 million was used in connection with the acquisition of Newhall (the remainder of the acquisition price was paid with proceeds of a sale of income-producing properties from Newhall to LNR for $217 million at the closing of the transaction). The Company agreed to purchase 687 homesites and obtained options to purchase 623 homesites from the venture. The Company is not obligated with regard to the borrowings by LandSource and NWHL, except that the Company and LNR have made limited maintenance guarantees and

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

have committed to complete any property development commitments in the event of default. The combined assets and liabilities of LandSource and NWHL at November 30, 2003 were $380.7 million and $122.3 million, respectively. The Company’s combined investment in LandSource and NWHL was $128.8 million at November 30, 2003.

6.    Operating Properties and Equipment

	November 30,
	2003	2002
	(In thousands)
Furniture, fixtures and equipment	$38,354	43,492
Community recreational facilities	6,083	8,077
Leasehold improvements	13,032	7,510

	57,469	59,079
Accumulated depreciation and amortization	(36,631)	(41,919)

	$20,838	17,160

Operating properties and equipment are included in other assets in the consolidated balance sheets.

7.    Senior Notes and Other Debts Payable

	November 30,
	2003	2002
	(Dollars in thousands)
3 7/8% zero-coupon senior convertible debentures due 2018	$—	266,917
5.125% zero-coupon convertible senior subordinated notes due 2021	261,012	248,138
5.95% senior notes due 2013	344,260	—
7 5/8% senior notes due 2009	273,593	272,591
9.95% senior notes due 2010	301,995	300,175
Term Loan B due 2008	296,000	391,000
U.S. Home senior notes due through 2009	2,367	9,366
The Fortress Group, Inc. senior notes due 2003	—	12,575
Mortgage notes on land and other debt	72,990	84,547

	$1,552,217	1,585,309

In May 2003, the Company amended and restated its senior secured credit facilities (the “Credit Facilities”) to provide the Company with up to $1.3 billion of financing. The Credit Facilities consist of a $712 million revolving credit facility maturing in May 2008, a $315 million 364-day revolving credit facility maturing in May 2004 and a $300 million term loan B maturing in December 2008. The Company may elect to convert borrowings under the 364-day revolving credit facility to a term loan, which would mature in May 2008. The Credit Facilities are collateralized by the stock of certain of the Company’s subsidiaries and are also guaranteed on a joint and several basis by substantially all of the Company’s subsidiaries, other than subsidiaries primarily engaged in mortgage and title reinsurance activities. At November 30, 2003, $296.0 million was outstanding under the term loan B and no amounts were outstanding under the revolving credit facilities. Interest rates are LIBOR-based and the margins are set by a pricing grid with thresholds that adjust based on changes in the Company’s leverage ratio and the Credit Facilities’ credit rating.

At November 30, 2003, the Company had letters of credit outstanding in the amount of $627.9 million. The majority of these letters of credit are posted with regulatory bodies to guarantee the Company’s performance of certain development and construction activities or are posted in lieu of cash deposits on option contracts. Of the Company’s total letters of credit, $341.4 million were collateralized against certain borrowings available under the Credit Facilities.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In February 2003, the Company issued $350 million of 5.95% senior notes due 2013 at a price of 98.287%. Proceeds from the offering, after underwriting discount and expenses, were approximately $342 million. The Company used $116 million of the proceeds to repay outstanding indebtedness and added the remainder to its general working capital. The senior notes are guaranteed on a joint and several basis by substantially all of the Company’s subsidiaries, other than subsidiaries primarily engaged in mortgage and title reinsurance activities. At November 30, 2003, the carrying value of the senior notes was $344.3 million.

In June 2003, the Company called its 3 7/8% zero-coupon senior convertible debentures due 2018 (the “Debentures”) for redemption. At the option of the holders, the Debentures could have been converted into Class A common stock at any time prior to the redemption date. Each $1,000 principal amount at maturity of Debentures was convertible into 27.4814 shares of Class A common stock (inclusive of the adjustment for the April 2003 10% Class B stock distribution and January 2004 two-for-one stock split), which equated to a redemption price of approximately $20.46 per share of Class A common stock. In 2003, substantially all of the Debentures were converted into approximately 13.6 million shares of Class A common stock (adjusted for the January 2004 two-for-one stock split).

As a result of the acquisition of The Fortress Group, Inc. (“Fortress”) in 2002, the Company assumed Fortress’s publicly held notes totaling $33.8 million. During fiscal 2003, the Company repaid the balance of the outstanding senior notes.

In the second quarter of 2001, the Company issued, for gross proceeds of approximately $230 million, zero-coupon convertible senior subordinated notes due 2021 (“Notes”) with a face amount at maturity of approximately $633 million. The Notes were issued at a price of $363.46 per $1,000 face amount at maturity, which equates to a yield to maturity over the life of the Notes of 5.125%. Proceeds from the issuance, after underwriting discount, were approximately $224 million. The Notes are guaranteed on a joint and several basis by substantially all of the Company’s subsidiaries, other than subsidiaries engaged in mortgage and title reinsurance activities. The Company used the proceeds to repay amounts outstanding under its revolving credit facilities and added the balance of the net proceeds to working capital. The indenture relating to the Notes provides that the Notes are convertible into the Company’s Class A common stock during limited periods after the market price of the Company’s Class A common stock exceeds 110% of the accreted conversion price at the rate of approximately 14.2 Class A common shares per $1,000 face amount of Notes at maturity, which would total approximately 9.0 million shares (adjusted for the April 2003 10% Class B stock distribution and January 2004 two-for-one stock split). For this purpose, the “market price” is the average closing price of the Company’s Class A common stock over the last twenty trading days of a fiscal quarter.

Other events that would cause the Notes to be convertible are: a) a call of the Notes for redemption; b) the initial credit ratings assigned to the Notes by any two of Moody’s Investors Service, Inc., Standard & Poor’s Ratings Services and Fitch Ratings are reduced by two rating levels; c) a distribution to all holders of the Company’s Class A common stock of options expiring within 60 days entitling the holders to purchase common stock for less than its quoted price; or d) a distribution to all holders of the Company’s Class A common stock of common stock, assets, debt, securities or rights to purchase securities with a per share value exceeding 15% of the closing price of the Class A common stock on the day preceding the declaration date for the distribution. The conversion ratio equates to an initial conversion price of $25.64 per share when the Company’s stock price was $19.42 per share (adjusted for the April 2003 10% Class B stock distribution and January 2004 two-for-one stock split).

At November 30, 2003, the Notes were convertible because the average closing price of the Company’s Class A common stock over the last twenty trading days of the fourth quarter of 2003 (adjusted for the April 2003 10% Class B stock distribution and January 2004 two-for-one stock split) exceeded 110% ($32.28 per share at November 30, 2003) of the accreted conversion price. These shares were not included in the calculation of diluted earnings per share for the years ended November 30, 2002 and 2001 because the contingencies discussed above were not met.

Holders have the option to require the Company to repurchase the Notes on any of the fifth, tenth, or fifteenth anniversaries of the issue date for the initial issue price plus accrued yield to the purchase date. The

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company has the option to satisfy the repurchases with any combination of cash and/or shares of the Company’s common stock. The Company will have the option to redeem the Notes, in cash, at any time after the fifth anniversary for the initial issue price plus accrued yield to redemption. The Company will pay contingent interest on the Notes during specified six-month periods beginning on April 4, 2006 if the market price of the Notes exceeds specified levels. At November 30, 2003, the carrying value of outstanding Notes, net of unamortized original issue discount, was $261.0 million.

At November 30, 2003, the Company had mortgage notes on land and other debt bearing interest at fixed interest rates ranging from 2.9% to 25.0% with an average rate of 8.8%. The notes are due through 2009 and are collateralized by land. At November 30, 2003, the carrying value of the mortgage notes on land and other debt was $73.0 million.

The minimum aggregate principal maturities of senior notes and other debts payable during the five years subsequent to November 30, 2003 are as follows: 2004—$21.5 million; 2005—$45.7 million; 2006—$18.4 million; 2007—$4.0 million and 2008—$4.0 million. The remaining principal obligations are due subsequent to November 30, 2008. The Company’s debt arrangements contain certain financial covenants with which the Company was in compliance at November 30, 2003.

8.    Financial Services

The assets and liabilities related to the Company’s financial services operations were as follows:

	November 30,
	2003	2002
	(In thousands)
Assets:
Cash and receivables, net	$301,530	239,893
Mortgage loans held for sale, net	542,507	708,304
Mortgage loans, net	30,451	30,341
Title plants	18,215	15,586
Investment securities	28,022	22,379
Goodwill, net	43,503	34,002
Other	46,670	35,422
Limited-purpose finance subsidiaries	5,812	9,202

	$1,016,710	1,095,129

Liabilities:
Notes and other debts payable	$734,657	853,416
Other	132,797	108,770
Limited-purpose finance subsidiaries	5,812	9,202

	$873,266	971,388

At November 30, 2003, the Financial Services Division had warehouse lines of credit totaling $750 million, which included a $145 million temporary increase that expired in December 2003, to fund its mortgage loan activities. Borrowings under the facilities were $714.4 million and $489.7 million at November 30, 2003 and 2002, respectively, and were collateralized by mortgage loans and receivables on loans sold not yet funded with outstanding principal balances of $742.2 million and $523.8 million, respectively. There are several interest rate pricing options which fluctuate with market rates. The effective interest rate on the facilities at November 30, 2003 and 2002 was 1.7% and 2.3%, respectively. The warehouse lines of credit mature in May 2004 ($250 million) and in October 2005 ($500 million), at which time the Division expects both facilities to be renewed. Additionally, the line of credit maturing in May 2004 includes an incremental $100 million commitment available at each fiscal quarter-end. At November 30, 2003 and 2002, the Division had advances under a conduit funding agreement with a major financial institution amounting to $0.6 million and $343.7 million, respectively. Borrowings under this agreement are collateralized by mortgage loans and had an

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

effective interest rate of 1.9% and 2.3% at November 30, 2003 and 2002, respectively. The Division also had a $20 million revolving line of credit with a bank, collateralized by certain assets of the Division and stock of certain title subsidiaries. Borrowings under the line of credit were $19.4 million and $20.0 million at November 30, 2003 and 2002, respectively, and had an effective interest rate of 2.1% and 2.4% at November 30, 2003 and 2002, respectively.

The limited-purpose finance subsidiaries of the Financial Services Division have placed mortgages and other receivables as collateral for various long-term financings. These limited-purpose finance subsidiaries pay the principal of, and interest on, these financings almost entirely from the cash flows generated by the related pledged collateral, which includes a combination of mortgage notes, mortgage-backed securities and funds held by a trustee. At November 30, 2003 and 2002, the balances outstanding for the bonds and notes payable were $5.8 million and $9.2 million, respectively. The borrowings mature in 2015 through 2018 and carry interest rates ranging from 8.8% to 11.7%. The annual principal repayments are dependent upon collections on the underlying mortgages, including prepayments, and therefore cannot be reasonably determined.

The minimum aggregate principal maturities of the Financial Services Division’s notes and other debts payable (including limited-purpose finance subsidiaries) during the five years subsequent to November 30, 2003 are as follows: 2004—$734.5 million; 2005—$0.1 million and 2006—$0.1 million. The remaining principal obligations are due subsequent to November 30, 2008.

9.    Income Taxes

The provision (benefit) for income taxes consisted of the following:

	Years Ended November 30,
	2003	2002	2001
	(In thousands)
Current:
Federal	$448,444	295,052	220,124
State	58,362	41,200	31,685

	506,806	336,252	251,809

Deferred:
Federal	(45,395)	(5,036)	9,281
State	(5,748)	(636)	488

	(51,143)	(5,672)	9,769

	$455,663	330,580	261,578

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant temporary differences that give rise to the net deferred tax asset are as follows:

	November 30,
	2003	2002
	(In thousands)
Deferred tax assets:
Acquisition adjustments	$18,290	28,061
Reserves and accruals	168,444	105,283
Capitalized expenses	43,141	48,760
Net operating loss and capital loss carryforwards, tax affected	4,379	4,379
Investments in unconsolidated partnerships	1,788	17,555
Other	36,293	26,410

Deferred tax assets	272,335	230,448
Less: valuation allowance	—	(6,978)

Total deferred tax assets, net	272,335	223,470

Deferred tax liabilities:
Acquisition adjustments	6,868	5,186
Reserves and accruals	2,584	1,269
Capitalized expenses	38,163	51,829
Installment sales	1,413	698
Section 461 deductions and other	45,529	42,314

Total deferred tax liabilities	94,557	101,296

Net deferred tax asset	$177,778	122,174

The Homebuilding Division’s net deferred tax asset amounting to $166.7 million and $114.4 million at November 30, 2003 and 2002, respectively, is included in other assets in the consolidated balance sheets.

At November 30, 2003 and 2002, the Financial Services Division had a net deferred tax asset of $11.1 million and $7.8 million, respectively, which is included in the assets of the Financial Services Division.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that a portion or all of the deferred tax asset will not be realized. Based on management’s assessment, it is more likely than not that the net deferred tax asset will be realized through future taxable earnings. During fiscal 2003, restrictions associated with the utilization of the capital loss carryforwards and acquisition adjustments lapsed, resulting in the reduction of the valuation allowance. Because the asset was established in connection with an acquisition, the reduction of the valuation allowance resulted in a decrease to goodwill.

A reconciliation of the statutory rate and the effective tax rate follows:

	Percentage of Pre-tax Income
	2003	2002	2001
Statutory rate	35.00%	35.00	35.00
State income taxes, net of federal income tax benefit	2.75	2.75	3.10
Other	—	—	0.40

Effective rate	37.75%	37.75	38.50

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Earnings Per Share

Basic and diluted earnings per share for the years ended November 30, 2003, 2002 and 2001 were calculated as follows:

	2003	2002	2001
	(In thousands, except per share amounts)
Numerator:
Numerator for basic earnings per share—net earnings	$751,391	545,129	417,845
Interest on zero-coupon senior convertible debentures due 2018, net of tax	4,116	6,418	6,094
Interest on zero-coupon convertible senior subordinated notes due 2021, net of tax	4,105	—	—

Numerator for diluted earnings per share	$759,612	551,547	423,939

Denominator:
Denominator for basic earnings per share—weighted average shares	147,334	140,329	138,021
Effect of dilutive securities:
Employee stock options and restricted stock	3,152	3,377	3,821
Zero-coupon senior convertible debentures due 2018	8,380	13,556	13,556
Zero-coupon convertible senior subordinated notes due 2021	4,486	—	—

Denominator for diluted earnings per share—adjusted weighted average shares and assumed conversions	163,352	157,262	155,398

Basic earnings per share	$5.10	3.88	3.03

Diluted earnings per share	$4.65	3.51	2.73

Basic and diluted earnings per share amounts and weighted average shares outstanding have been adjusted to reflect the effect of the April 2003 10% Class B stock distribution and the January 2004 two-for-one stock split.

In 2001, the Company issued zero-coupon convertible senior subordinated notes due 2021. The indenture relating to the notes provides that the notes are convertible into the Company’s Class A common stock during limited periods after the market price of the Company’s Class A common stock exceeds 110% of the accreted conversion price at the rate of approximately 14.2 Class A common shares per $1,000 face amount of notes at maturity, which would total approximately 9.0 million shares (adjusted for the April 2003 10% Class B stock distribution and January 2004 two-for-one stock split). For this purpose, the “market price” is the average closing price of the Company’s Class A common stock over the last twenty trading days of a fiscal quarter.

Other events that would cause the notes to be convertible are: a) a call of the notes for redemption; b) the initial credit ratings assigned to the notes by any two of Moody’s Investors Service, Inc., Standard & Poor’s Ratings Services and Fitch Ratings are reduced by two rating levels; c) a distribution to all holders of the Company’s Class A common stock of options expiring within 60 days entitling the holders to purchase common stock for less than its quoted price; or d) a distribution to all holders of the Company’s Class A common stock of common stock, assets, debt, securities or rights to purchase securities with a per share value exceeding 15% of the closing price of the Class A common stock on the day preceding the declaration date for the distribution.

The calculation of diluted earnings per share included 4.5 million shares (adjusted for the April 2003 10% Class B stock distribution and January 2004 two-for-one stock split) for the year ended November 30, 2003 because the average closing price of the Company’s Class A common stock over the last twenty trading days of both the third and fourth quarters of 2003 exceeded 110% of the accreted conversion price. These shares were not included in the calculation of diluted earnings per share for the years ended November 30, 2002 and 2001 because the contingencies discussed above were not met.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Comprehensive Income

Comprehensive income represents changes in stockholders’ equity from non-owner sources. For the years ended November 30, 2003, 2002 and 2001, the change in the fair value of interest rate swaps was the only adjustment to the Company’s net earnings in deriving comprehensive income. In accordance with the transition provisions of SFAS No. 133, on December 1, 2000, the Company recorded a cumulative-effect type adjustment of $3.5 million (net of tax benefit of $2.2 million) in accounts payable and other liabilities and accumulated other comprehensive loss to recognize the fair value of interest rate swaps. Subsequent to the Company’s adoption of SFAS No. 133 through November 30, 2001, the liability and accumulated other comprehensive loss increased $15.8 million (net of tax benefit of $9.9 million) to $19.3 million. For the years ended November 30, 2003 and 2002, the liability and accumulated other comprehensive loss decreased $3.5 million (net of tax of $2.1 million) and increased $5.2 million (net of tax benefit of $2.7 million), respectively. Comprehensive income was $754.9 million, $540.0 million and $398.6 million for the years ended November 30, 2003, 2002 and 2001, respectively.

12.    Capital Stock

Preferred Stock

The Company is authorized to issue 500,000 shares of preferred stock with a par value of $10 per share and 100 million shares of participating preferred stock with a par value of $0.10 per share. No shares of preferred stock or participating preferred stock have been issued as of November 30, 2003.

Common Stock

On April 8, 2003, at the Company’s Annual Meeting of Stockholders, the Company’s stockholders approved an amendment to the Company’s certificate of incorporation that eliminated the restrictions on transfer of the Company’s Class B common stock and eliminated a difference between the dividends on the common stock (renamed Class A common stock) and the Class B common stock. The only significant remaining difference between the Class A common stock and the Class B common stock is that the Class A common stock entitles holders to one vote per share and the Class B common stock entitles holders to ten votes per share.

Because stockholders approved the change to the terms of the Class B common stock, the Company distributed to the holders of record of its stock at the close of business on April 9, 2003, one share of Class B common stock for each ten shares of Class A common stock or Class B common stock held at that time. The distribution occurred on April 21, 2003 and the Company’s Class B common stock became listed on the New York Stock Exchange (“NYSE”). The Company’s Class A common stock was already listed on the NYSE. Approximately 13 million shares of Class B common stock (adjusted for the January 2004 two-for-one stock split) were issued as a result of the stock distribution.

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

In September 2003, the Company’s Board of Directors voted to increase the rate at which dividends are paid with regard to the Company’s Class A and Class B common stock to $0.50 per share per year (payable quarterly) from $0.025 per share per year (adjusted for the January 2004 two-for-one stock split). During 2003, Class A and Class B common stockholders received annual dividends of $0.14 per share. During 2002 and 2001, Class A common stockholders received quarterly dividends of $0.00625 per share and the Class B common stockholders received quarterly dividends of $0.005625 per share.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of November 30, 2003, Mr. Stuart Miller, the Company’s President and Chief Executive Officer, directly owned or controlled as the director and officer of family-owned entities, approximately 22 million shares (adjusted for the January 2004 two-for-one stock split) of Class A and Class B common stock, which represented approximately 48% voting power of the Company’s stock.

In December 2003, the Company’s Board of Directors approved a two-for-one stock split in the form of a 100% stock dividend of Class A and Class B common stock for stockholders of record on January 6, 2004. The additional shares were distributed on January 20, 2004. All share and per share amounts (except authorized shares, treasury shares and par value) have been retroactively adjusted to reflect the split. There was no net effect on total stockholders’ equity as a result of the stock split.

In June 2001, the Company’s Board of Directors increased the previously authorized stock repurchase program to permit future purchases of up to 20 million shares (adjusted for the January 2004 two-for-one stock split) of the Company’s outstanding Class A common stock. During 2003, 2002 and 2001, the Company did not repurchase any of its outstanding Class A or Class B common stock in the open market under these authorizations. In prior years under prior approvals, the Company had repurchased approximately 9.8 million shares (not adjusted for the Company’s January 2004 two-for-one stock split) of its outstanding Class A common stock for an aggregate purchase price of approximately $158.9 million, or $16 per share. In September 2003, the Board of Directors voted to retire the Company’s Class A common stock held in treasury. As a result, approximately 9.9 million Class A common shares (not adjusted for the Company’s January 2004 two-for-one stock split) were retired. The retirement had no net effect on total stockholders’ equity. In December 2003, the Company granted approximately 2.4 million stock options (adjusted for the Company’s January 2004 two-for-one stock split) to employees under the 2003 Plan and in January 2004, repurchased a similar amount of shares of its outstanding Class A common stock for an aggregate purchase price of approximately $109.6 million, or $45.64 per share (adjusted for the Company’s January 2004 two-for-one stock split).

At November 30, 2003, the Company had shelf registration statements under the Securities Act of 1933, as amended, relating to up to $620 million of equity or debt securities which it may sell for cash and up to $400 million of equity or debt securities which it could issue in connection with acquisitions of companies, businesses or assets.

Restrictions on Payment of Dividends

Other than as required to maintain the financial ratios and net worth required by the Credit Facilities, there are no restrictions on the payment of dividends on common stock by the Company. There are no agreements which restrict the payment of dividends by subsidiaries of the Company other than as required to maintain the financial ratios and net worth requirements under the Financial Services Division’s warehouse lines of credit.

Stock Option Plans

The Lennar Corporation 2003 Stock Option and Restricted Stock Plan (the “2003 Plan”) provides for the granting of Class A and Class B stock options and stock appreciation rights and awards of restricted common stock to key officers, employees and directors. The exercise prices of stock options and stock appreciation rights are not less than the market value of the common stock on the date of the grant. No options granted under the 2003 Plan may be exercisable until at least six months after the date of the grant. Thereafter, exercises are permitted in installments determined when options are granted. Each stock option and stock appreciation right will expire on a date determined at the time of the grant, but not more than 10 years after the date of the grant. At November 30, 2003, there were no shares of restricted stock outstanding under the 2003 Plan.

The Lennar Corporation 2000 Stock Option and Restricted Stock Plan (the “2000 Plan”) provided for the granting of Class A stock options and stock appreciation rights and awards of restricted common stock to key officers, employees and directors. No options granted under the 2000 Plan may be exercisable until at least six months after the date of the grant. Thereafter, exercises are permitted in installments determined when options

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

are granted. Each stock option and stock appreciation right will expire on a date determined at the time of the grant, but not more than 10 years after the date of the grant. At November 30, 2003, a combined total of 1,036,200 shares of Class A and Class B restricted stock (adjusted for the January 2004 two-for-one stock split) were outstanding under the Plan. The stock was valued based on its market price on the date of the grant. The grants vest over 5 years from the date of issuance. Unearned compensation arising from the restricted stock grants is amortized to expense over the period of the restrictions and is shown as a reduction of stockholders’ equity in the consolidated balance sheets.

The Lennar Corporation 1997 Stock Option Plan (the “1997 Plan”) provided for the granting of Class A stock options and stock appreciation rights to key employees of the Company to purchase shares at prices not less than market value of the common stock on the date of the grant. No options granted under the 1997 Plan may be exercisable until at least six months after the date of the grant. Thereafter, exercises are permitted in installments determined when options are granted. Each stock option and stock appreciation right granted will expire on a date determined at the time of the grant, but not more than 10 years after the date of the grant.

The Lennar Corporation 1991 Stock Option Plan (the “1991 Plan”) provided for the granting of options to certain key employees of the Company to purchase Class A shares at prices not less than market value of the common stock on the date of the grant. No options granted under the 1991 Plan may be exercisable until at least six months after the date of the grant. Thereafter, exercises are permitted in installments determined when options are granted. Each stock option granted will expire on a date determined at the time of the grant, but not more than 10 years after the date of the grant.

A summary of the Company’s stock option activity for the years ended November 30, 2003, 2002 and 2001 (adjusted for the January 2004 two-for-one stock split) is as follows:

	2003		2002		2001
	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price
Outstanding, beginning of year	4,827,348	$15.98	5,731,512	$11.57	6,957,366	$8.34
Grants	2,636,000	$28.36	1,100,000	$26.37	1,583,200	$18.74
Other *	694,824	$—	—	$—	—	$—
Terminations	(19,250)	$22.74	(124,024)	$16.01	(202,778)	$14.67
Exercises	(1,477,954)	$12.27	(1,880,140)	$8.60	(2,606,276)	$7.07

Outstanding, end of year	6,660,968	$20.01	4,827,348	$15.98	5,731,512	$11.57

Exercisable, end of year	745,336	$12.96	936,074	$12.79	1,497,624	$7.80

Available for grant, end of year	9,821,000		3,394,600		4,433,000

Weighted average fair value per share of options granted during the year under SFAS No. 123		$8.65		$11.72		$9.21

*	Represents options for Class B common stock which were issued as a result of anti-dilution provisions with regard to unexercised Class A stock options as of the date of the April 2003 10% Class B stock distribution.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding at November 30, 2003 (adjusted for the January 2004 two-for-one stock split):

	Options Outstanding			Options Exercisable
Range of Per Share Exercise Prices	Number Outstanding at November 30, 2003	Weighted Average Remaining Contractual Life	Weighted Average Per Share Exercise Price	Number Outstanding at November 30, 2003	Weighted Average Per Share Exercise Price
$ 4.02—$ 5.19	66,176	2.7 years	$4.80	31,126	$4.88
$ 7.02—$ 8.38	1,022,714	4.3 years	$7.58	290,114	$7.67
$ 9.25—$12.88	379,944	4.0 years	$9.88	64,244	$9.92
$14.93—$18.88	1,179,736	7.2 years	$16.70	275,448	$16.75
$21.10—$26.32	3,843,448	5.4 years	$24.91	84,404	$24.06
$27.84—$43.16	168,950	4.6 years	$35.73	—	$—

Employee Stock Ownership/401(k) Plan

Prior to 1998, the Employee Stock Ownership/401(k) Plan (the “Plan”) provided shares of stock to employees who had completed one year of continuous service with the Company. During 1998, the Plan was amended to exclude any new shares from being provided to employees. All prior year contributions to employees actively employed on or after October 1, 1998 vested at a rate of 20% per year over a five year period. All active participants in the Plan whose employment terminated prior to October 1, 1998 vested based upon the Plan that was active prior to their termination of employment. Under the 401(k) portion of the Plan, contributions made by employees can be invested in a variety of mutual funds or proprietary funds provided by the Plan trustee. The Company may also make contributions for the benefit of employees. The Company records as compensation expense an amount which approximates the vesting of the contributions to the Employee Stock Ownership portion of the Plan, as well as the Company’s contribution to the 401(k) portion of the Plan. This amount was $9.1 million in 2003, $7.0 million in 2002 and $6.5 million in 2001.

13.    Deferred Compensation Plan

In June 2002, the Company adopted the Lennar Corporation Nonqualified Deferred Compensation Plan (the “Deferred Compensation Plan”) that allows a selected group of members of management to defer a portion of their salaries and bonuses and up to 100% of their restricted stock. All participant contributions to the Deferred Compensation Plan are vested. Salaries and bonuses that are deferred under the Deferred Compensation Plan are credited with earnings or losses based on investment decisions made by the participants. The cash contributions to the Deferred Compensation Plan are invested by the Company in various investment securities that are classified as trading.

Restricted stock is deferred under the Deferred Compensation Plan by surrendering the restricted stock in exchange for the right to receive in the future a number of shares equal to the number of restricted shares that are surrendered. The surrender is reflected as a reduction in stockholders’ equity equal to the value of the restricted stock when it was issued, with an offsetting increase in stockholders’ equity to reflect a deferral of the compensation expense related to the surrendered restricted stock. Changes in the value of the shares that will be issued in the future are not reflected in the financial statements.

As of November 30, 2003, approximately 534,000 Class A shares and 53,400 Class B shares of restricted stock (adjusted for the April 2003 10% Class B stock distribution and January 2004 two-for-one stock split) had been surrendered in exchange for rights under the Deferred Compensation Plan, resulting in a reduction in stockholders’ equity of $4.9 million fully offset by an increase in stockholders’ equity to reflect the deferral of compensation in that amount. Shares that the Company is obligated to issue in the future under the Deferred Compensation Plan are treated as outstanding shares in both the Company’s basic and diluted earnings per share calculations for the years ended November 30, 2003 and 2002.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    Financial Instruments

The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at November 30, 2003 and 2002, using available market information and what the Company believes to be appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies might have a material effect on the estimated fair value amounts. The table excludes cash, receivables and accounts payable, which had fair values approximating their carrying values.

	November 30,
	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
ASSETS
Homebuilding:
Investments—trading	$6,859	6,859	—	—
Financial services:
Mortgage loans held for sale, net	$542,507	542,507	708,304	708,304
Mortgage loans, net	30,451	29,355	30,341	29,666
Investments held-to-maturity	28,022	28,021	22,379	22,412
Limited-purpose finance subsidiaries—collateral for bonds and notes payable	5,812	6,129	9,202	9,703
LIABILITIES
Homebuilding:
Senior notes and other debts payable	$1,552,217	1,878,830	1,585,309	1,779,705
Financial services:
Notes and other debts payable	$734,657	734,657	853,416	853,416
Limited-purpose finance subsidiaries—bonds and notes payable	5,812	6,129	9,202	9,703
OTHER FINANCIAL INSTRUMENTS
Homebuilding:
Interest rate swaps	$(33,696)	(33,696)	(39,256)	(39,256)
Financial services assets (liabilities):
Commitments to originate loans	$(229)	(229)	(717)	(717)
Forward commitments to sell loans and option contracts	(1,120)	(1,120)	1,430	1,430

The following methods and assumptions are used by the Company in estimating fair values:

Homebuilding—Investments classified as trading (included in other assets): The fair value is based on quoted market prices. Senior notes and other debts payable: The fair value of fixed rate borrowings is based on quoted market prices. Variable rate borrowings are tied to market indices and therefore approximate fair value. Interest rate swaps: The fair value is based on dealer quotations and generally represents an estimate of the amount the Company would pay or receive to terminate the agreement at the reporting date.

Financial services—The fair values are based on quoted market prices, if available. The fair values for instruments which do not have quoted market prices are estimated by the Company on the basis of discounted cash flows or other financial information.

The Company utilizes interest rate swap agreements to manage interest costs and hedge against risks associated with changing interest rates. Counterparties to these agreements are major financial institutions. Credit loss from counterparty non-performance is not anticipated. A majority of the Company’s available variable rate borrowings are based on the London Interbank Offered Rate (“LIBOR”) index. At November 30, 2003, the

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company had four interest rate swap agreements outstanding with a total notional amount of $300 million, which will mature at various dates through 2007. These agreements fixed the LIBOR index at an average interest rate of 6.8% at November 30, 2003. The effect of the interest rate swap agreements on interest incurred and on the average interest rate was an increase of $16.7 million and 1.03% for the year ended November 30, 2003, an increase of $17.0 million and 1.08% for the year ended November 30, 2002 and an increase of $7.2 million and 0.48% for the year ended November 30, 2001.

As of November 30, 2003, the Financial Services Division’s commitments regarding loans in process totaled approximately $2.6 billion. To minimize credit risk, the Division uses the same credit policies in the approval of the commitments as are applied to all lending activities. Since a portion of these commitments is expected to expire without being exercised by the borrowers, the total commitments do not necessarily represent future cash requirements. Loans in process for which interest rates were committed to the borrowers totaled approximately $330.7 million as of November 30, 2003. Substantially all of these commitments were for periods of 60 days or less.

Mandatory mortgage-backed securities forward commitments (“MBS”) are used by the Company to hedge its interest rate exposure during the period from when it makes an interest rate commitment to a loan applicant until the time at which the loan is sold to an investor. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk is managed by entering into MBS only with investment banks with primary dealer status and with permanent investors meeting the credit standards of the Company. At any time, the risk to the Company, in the event of default by the purchaser, is the difference between the contract price and current market value. At November 30, 2003, the Company had open commitments amounting to $512.0 million to sell MBS with varying settlement dates through January 2004.

15.    Consolidation of Variable Interest Entities

In January 2003, the FASB issued FIN 46, as further clarified and amended by the FASB’s issuance of a revision to FIN 46 in December 2003, which requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interests created after January 31, 2003, and with respect to variable interests created before February 1, 2003, FIN 46 will apply in the Company’s second quarter ending May 31, 2004, as deferred by the FASB in December 2003. Although the Company does not believe the full adoption of FIN 46 will have a material impact on net earnings, the Company cannot make any definitive determination until it completes its evaluation.

Partnerships

At November 30, 2003, the Company had investments in and advances to partnerships established to acquire and develop land for sale to the Company in connection with its homebuilding operations or for sale to third parties. The Company evaluated its partnership agreements entered into subsequent to January 31, 2003 under FIN 46. The Company determined that it is the primary beneficiary of one partnership that was created after January 31, 2003, and, accordingly, included the accounts of that partnership in the accompanying consolidated financial statements. No other partnerships created after January 31, 2003 were consolidated as the Company determined it was not the primary beneficiary, as defined under FIN 46. The Company is in the process of evaluating the remainder of its unconsolidated partnerships that may be deemed variable interest entities under the provisions of FIN 46. At November 30, 2003, the Company’s estimated maximum exposure to loss with regard to unconsolidated partnerships was its recorded investment in these partnerships totaling $390.3 million in addition to the exposure under the guarantees discussed in Note 5.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Option contracts

The Company evaluated its option contracts for land entered into subsequent to January 31, 2003 and determined it is the primary beneficiary of certain of these option contracts. Although the Company does not have legal title to the optioned land, under FIN 46, the Company, as the primary beneficiary, is required to consolidate the land under option at fair value (the exercise price). The effect of the consolidation was an increase of $45.2 million to consolidated inventory not owned with a corresponding increase to liabilities related to consolidated inventory not owned in the accompanying consolidated balance sheet as of November 30, 2003. To reflect the fair value of the inventory consolidated under FIN 46, the Company reclassified $4.1 million of related option deposits from land under development to consolidated inventory not owned. The liabilities related to consolidated inventory not owned represent the difference between the exercise price of the optioned land and the Company’s deposits. The Company is in the process of evaluating the remainder of its option contracts that may be deemed issued by variable interest entities under the provisions of FIN 46. At November 30, 2003, the Company’s exposure to loss represents its non-refundable option deposits and/or letters of credit related to options with estimated aggregate exercise prices totaling approximately $3 billion.

16.    Commitments and Contingent Liabilities

The Company and its subsidiaries are party to various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, the disposition of these matters will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

The Company is subject to the usual obligations associated with entering into contracts (including option contracts) for the purchase, development and sale of real estate, which it does in the routine conduct of its business. Option contracts for the purchase of land permit the Company to defer acquiring portions of properties owned by third parties and certain unconsolidated partnerships until the Company is ready to build homes on them. The use of option contracts allows the Company to reduce the financial risk of adverse market conditions associated with long-term land holdings. At November 30, 2003, the Company had access to acquire approximately 135,000 homesites through option contracts and unconsolidated partnerships. At November 30, 2003, the Company had $220.6 million of non-refundable option deposits and advanced costs on real estate related to certain of these homesites.

The Company has entered into agreements to lease certain office facilities and equipment under operating leases. Future minimum payments under the noncancelable leases are as follows: 2004—$48.0 million; 2005—$38.2 million; 2006—$31.0 million; 2007—$24.3 million; 2008—$16.3 million and thereafter—$34.9 million. Rental expense for the years ended November 30, 2003, 2002 and 2001 was $63.2 million, $55.0 million and $42.3 million, respectively.

The Company is committed, under various letters of credit, to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit under these arrangements totaled $627.9 million at November 30, 2003. The Company also had outstanding performance and surety bonds with estimated costs to complete of $1.0 billion related principally to its obligations for site improvements at various projects at November 30, 2003. The Company does not believe that draws upon these bonds, if any, will have a material effect on the Company’s financial position, results of operations or cash flows.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.    Supplemental Financial Information

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

Consolidating Balance Sheet

November 30, 2003

	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
ASSETS
Homebuilding:
Cash and receivables, net	$895,715	365,953	—	—	1,261,668
Inventories	—	3,649,493	6,608	—	3,656,101
Investments in unconsolidated partnerships	16,346	373,988	—	—	390,334
Other assets	99,614	351,005	—	—	450,619
Investments in subsidiaries	3,541,747	390,722	—	(3,932,469)	—

	4,553,422	5,131,161	6,608	(3,932,469)	5,758,722
Financial services	—	16,285	1,000,425	—	1,016,710

Total assets	$4,553,422	5,147,446	1,007,033	(3,932,469)	6,775,432

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable and other liabilities	$325,695	715,041	225	—	1,040,961
Liabilities related to consolidated inventory not owned	—	45,214	—	—	45,214
Senior notes and other debts payable, net	1,476,860	75,357	—	—	1,552,217
Intercompany	(512,907)	762,867	(249,960)	—	—

	1,289,648	1,598,479	(249,735)	—	2,638,392
Financial services	—	7,220	866,046	—	873,266

Total liabilities	1,289,648	1,605,699	616,311	—	3,511,658
Stockholders’ equity	3,263,774	3,541,747	390,722	(3,932,469)	3,263,774

Total liabilities and stockholders’ equity	$4,553,422	5,147,446	1,007,033	(3,932,469)	6,775,432

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

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Earnings

Year Ended November 30, 2003

	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Revenues:
Homebuilding	$—	8,348,645	—	—	8,348,645
Financial services	—	12,726	558,282	(12,034)	558,974

Total revenues	—	8,361,371	558,282	(12,034)	8,907,619

Costs and expenses:
Homebuilding	—	7,291,417	561	(3,622)	7,288,356
Financial services	—	11,549	401,384	(8,412)	404,521
Corporate general and administrative	111,488	—	—	—	111,488

Total costs and expenses	111,488	7,302,966	401,945	(12,034)	7,804,365

Equity in earnings from unconsolidated partnerships	—	81,937	—	—	81,937
Management fees and other income, net	—	21,863	—	—	21,863

Earnings (loss) before income taxes	(111,488)	1,162,205	156,337	—	1,207,054
Provision (benefit) for income taxes	(42,084)	438,732	59,015	—	455,663
Equity in earnings (losses) from subsidiaries	820,795	97,322	—	(918,117)	—

Net earnings (loss)	$751,391	820,795	97,322	(918,117)	751,391

Consolidating Statement of Earnings

Year Ended November 30, 2002

	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Revenues:
Homebuilding	$—	6,751,295	6	—	6,751,301
Financial services	—	66,577	420,604	(2,962)	484,219

Total revenues	—	6,817,872	420,610	(2,962)	7,235,520

Costs and expenses:
Homebuilding	—	5,995,607	564	(2,962)	5,993,209
Financial services	—	54,434	302,174	—	356,608
Corporate general and administrative	85,958	—	—	—	85,958

Total costs and expenses	85,958	6,050,041	302,738	(2,962)	6,435,775

Equity in earnings from unconsolidated partnerships	—	42,651	—	—	42,651
Management fees and other income, net	—	33,313	—	—	33,313

Earnings (loss) before income taxes	(85,958)	843,795	117,872	—	875,709
Provision (benefit) for income taxes	(32,391)	318,533	44,438	—	330,580
Equity in earnings (losses) from subsidiaries	598,696	73,434	—	(672,130)	—

Net earnings (loss)	$545,129	598,696	73,434	(672,130)	545,129

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Earnings

Year Ended November 30, 2001

	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Revenues:
Homebuilding	$—	5,554,743	4	—	5,554,747
Financial services	—	55,146	370,208	—	425,354

Total revenues	—	5,609,889	370,212	—	5,980,101

Costs and expenses:
Homebuilding	—	4,933,528	543	—	4,934,071
Financial services	—	62,358	273,865	—	336,223
Corporate general and administrative	75,831	—	—	—	75,831

Total costs and expenses	75,831	4,995,886	274,408	—	5,346,125

Equity in earnings from unconsolidated partnerships	—	27,051	—	—	27,051
Management fees and other income, net	—	18,396	—	—	18,396

Earnings (loss) before income taxes	(75,831)	659,450	95,804	—	679,423
Provision (benefit) for income taxes	(27,829)	253,888	35,519	—	261,578
Equity in earnings (losses) from subsidiaries	465,847	60,285	—	(526,132)	—

Net earnings (loss)	$417,845	465,847	60,285	(526,132)	417,845

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows

Year Ended November 30, 2003

	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Cash flows from operating activities:
Net earnings (loss)	$751,391	820,795	97,322	(918,117)	751,391
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities	(789,215)	(457,339)	172,859	903,103	(170,592)

Net cash provided by (used in) operating activities	(37,824)	363,456	270,181	(15,014)	580,799

Cash flows from investing activities:
(Increase) decrease in investments in unconsolidated partnerships, net	(16,346)	88,419	—	—	72,073
Acquisitions, net of cash acquired	—	(149,212)	(10,177)	—	(159,389)
Other	(9,177)	(6,662)	(15,042)	—	(30,881)

Net cash used in investing activities	(25,523)	(67,455)	(25,219)	—	(118,197)

Cash flows from financing activities:
Net borrowings (repayments) under revolving credit facilities and other borrowings	(95,237)	(106,083)	228	15,014	(186,078)
Net proceeds from issuance of 5.95% senior notes	341,730	—	—	—	341,730
Net repayments under financial services short-term debt	—	—	(118,989)	—	(118,989)
Common stock:
Issuance	18,197	—	—	—	18,197
Repurchases	(1,044)	—	—	—	(1,044)
Dividends and other	(22,705)	—	—	—	(22,705)
Intercompany	94,746	7,882	(102,628)	—	—

Net cash provided by (used in) financing activities	335,687	(98,201)	(221,389)	15,014	31,111

Net increase in cash	272,340	197,800	23,573	—	493,713
Cash at beginning of year	621,163	109,995	46,001	—	777,159

Cash at end of year	$893,503	307,795	69,574	—	1,270,872

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows

Year Ended November 30, 2002

	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Cash flows from operating activities:
Net earnings (loss)	$545,129	598,696	73,434	(672,130)	545,129
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities	(500,149)	(299,043)	(198,513)	657,144	(340,561)

Net cash provided by (used in) operating activities	44,980	299,653	(125,079)	(14,986)	204,568

Cash flows from investing activities:
Decrease in investments in unconsolidated partnerships, net	—	57,891	11	—	57,902
Acquisitions, net of cash acquired	—	(415,607)	(8,670)	—	(424,277)
Other	(1,759)	3,382	(925)	—	698

Net cash used in investing activities	(1,759)	(354,334)	(9,584)	—	(365,677)

Cash flows from financing activities:
Net borrowings (repayments) under revolving credit facilities and other borrowings	(6,806)	(119,635)	259	14,986	(111,196)
Net borrowings under financial services short-term debt	—	—	156,120	—	156,120
Common stock:
Issuance	19,317	—	—	—	19,317
Repurchases	(65)	—	—	—	(65)
Dividends	(3,182)	—	—	—	(3,182)
Intercompany	(141,647)	170,593	(28,946)	—	—

Net cash provided by (used in) financing activities	(132,383)	50,958	127,433	14,986	60,994

Net decrease in cash	(89,162)	(3,723)	(7,230)	—	(100,115)
Cash at beginning of year	710,325	113,718	53,231	—	877,274

Cash at end of year	$621,163	109,995	46,001	—	777,159

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows

Year Ended November 30, 2001

	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Cash flows from operating activities:
Net earnings (loss)	$417,845	465,847	60,285	(526,132)	417,845
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities	(393,618)	(217,936)	(273,227)	526,132	(358,649)

Net cash provided by (used in) operating activities	24,227	247,911	(212,942)	—	59,196

Cash flows from investing activities:
Decrease in investments in unconsolidated partnerships, net	—	5,582	19	—	5,601
Other	17	(7,913)	4,158	—	(3,738)

Net cash provided by (used in) investing activities	17	(2,331)	4,177	—	1,863

Cash flows from financing activities:
Net borrowings (repayments) under revolving credit facilities and other borrowings	219,974	(21,385)	1,499	—	200,088
Net borrowings under financial services short-term debt	—	—	265,607	—	265,607
Common stock:
Issuance	19,789	—	—	—	19,789
Dividends	(3,146)	—	—	—	(3,146)
Intercompany	243,681	(198,242)	(45,439)	—	—

Net cash provided by (used in) financing activities	480,298	(219,627)	221,667	—	482,338

Net increase in cash	504,542	25,953	12,902	—	543,397
Cash at beginning of year	205,783	87,765	40,329	—	333,877

Cash at end of year	$710,325	113,718	53,231	—	877,274

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.    Quarterly Data (unaudited)

	First	Second	Third	Fourth
	(In thousands, except per share amounts)
2003
Revenues	$1,600,470	2,103,108	2,267,842	2,936,199
Earnings before provision for income taxes	$170,792	257,534	323,819	454,909
Net earnings	$106,318	160,315	201,577	283,181
Earnings per share:
Basic	$0.75	1.13	1.35	1.81
Diluted	$0.68	1.02	1.21	1.69
2002
Revenues	$1,236,901	1,549,484	1,847,952	2,601,183
Earnings before provision for income taxes	$115,487	170,293	228,464	361,465
Net earnings	$71,891	106,007	142,219	225,012
Earnings per share:
Basic	$0.52	0.76	1.01	1.60
Diluted	$0.47	0.68	0.91	1.44

Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year. All earnings per share amounts were adjusted for the Company’s April 2003 10% Class B stock distribution and the January 2004 two-for-one stock split.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9a.    Controls and Procedures.

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter that ended on November 30, 2003. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of November 30, 2003 to ensure that required information is disclosed on a timely basis in our reports filed under the Securities Exchange Act.

Our CEO and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2003. That evaluation did not identify any changes that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

Information about our directors and their compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 29, 2004 (120 days after the end of our fiscal year). The following people were our executive officers on February 4, 2004:

Name/Position	Age	Year of Election
Stuart A. Miller, President and Chief Executive Officer	46	1997

Robert J. Strudler, Vice Chairman and Chief Operating Officer	61	2000

Bruce E. Gross, Vice President and Chief Financial Officer	45	1997

Marshall H. Ames, Vice President	60	1982

Diane J. Bessette, Vice President and Controller	43	1997

Benjamin P. Butterfield, General Counsel and Secretary	44	2003

Jonathan M. Jaffe, Vice President	44	1994

Craig M. Johnson, Vice President, Community Development	50	2000

Waynewright E. Malcolm, Vice President and Treasurer	40	1997

David B. McCain, Vice President	43	1998

Allan J. Pekor, Vice President	67	1997

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

Mr. Ames has been a Vice President since 1982 and has been responsible for Investor Relations since 2000.

Ms. Bessette has been employed by us since 1995, has been our Controller since 1997 and became a Vice President in 2000.

Mr. Butterfield joined us in 2003 as General Counsel and Secretary. Prior to joining us, Mr. Butterfield had served, since 1996, as General Counsel and Secretary of Hughes Supply, Inc.

Mr. Jaffe has been a Vice President since 1994 and serves as a Regional President in our Homebuilding Division. Mr. Jaffe is one of our Directors.

Mr. Johnson has been a Vice President since May 2000. Mr. Johnson served as President of Strategic Technologies, Inc. from 2001 through 2003. Prior to that, Mr. Johnson was a Senior Vice President of U.S. Home Corporation.

Mr. Malcolm joined us as Treasurer in 1997 and became a Vice President in 2000.

Mr. McCain joined us in 1998 as a Vice President, General Counsel and Secretary. In 2003, Mr. McCain was appointed President and Chief Executive Officer of Lennar Financial Services, LLC.

Mr. Pekor has held various executive positions with us since 1979. Mr. Pekor served as President of Lennar Financial Services, LLC from 1997 through 2003. In 2003, Mr. Pekor was elected Chairman of the Board of Directors of Lennar Financial Services, LLC.

Audit Committee Expert

Our Board has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The members of the Audit Committee are R. Kirk Landon (Chairman), Steven L. Gerard and Irving Bolotin. The Board has determined that Steven L. Gerard is an audit committee financial expert, as that term is defined in Item 401(h) of SEC Regulation S-K, and that he is independent, as that term is defined in Item 7(d)(3)(iv) of SEC Schedule 14A.

Code of Ethics

We have a Code of Business Conduct and Ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. This Code is available on our website at www.lennar.com. Stockholders may obtain a free copy of the Code by addressing a request to:

Lennar Corporation

Attention: Investor Relations

700 Northwest 107th Avenue

Miami, Florida 33172

Corporate Governance Guidelines and Charters

Our Corporate Governance Guidelines, and the charters of the Audit Committee, the Compensation Committee and the Nominating/Corporate Governance Committee of our Board of Directors, are all available on our website at www.lennar.com. Stockholders may obtain a free copy of the Corporate Governance Guidelines or any of the charters by addressing a request to:

Lennar Corporation

Attention: Investor Relations

700 Northwest 107th Avenue

Miami, Florida 33172

NYSE Annual Certification

Stuart A. Miller, our Chief Executive Officer, has certified to the New York Stock Exchange that, as of February 27, 2004 (the date of the certification), he was not aware of any violation by us of the NYSE’s corporate governance listing standards.

Item 11.    Executive Compensation.

The information called for by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 29, 2004 (120 days after the end of our fiscal year).

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

The information called for by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 29, 2004 (120 days after the end of our fiscal year).

Item 13.    Certain Relationships and Related Transactions.

The information called for by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 29, 2004 (120 days after the end of our fiscal year).

Item 14.    Principal Accountant Fees and Services.

The information called for by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 29, 2004 (120 days after the end of our fiscal year).

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)	Documents filed as part of this Report.

1.	The following financial statements are contained in Item 8:

2.	The following financial statement schedule is included in this Report:

Financial Statement Schedule	Page in this Report
Independent Auditors’ Report	74
Schedule II—Valuation and Qualifying Accounts	75

Information required by other schedules has either been incorporated in the consolidated financial statements and accompanying notes or is not applicable to us.

3.	The following exhibits are filed with this Report or incorporated by reference:

3(a).	Amended and Restated Certificate of Incorporation, dated April 28, 1998—Incorporated by reference to Exhibit 3(a) to the Annual Report on Form 10-K for the fiscal year ended November 30, 1998.

3(b).	Certificate of Amendment to Certificate of Incorporation, dated April 9, 1999—Incorporated by reference to Exhibit 3(a) to the Annual Report on Form 10-K for the fiscal year ended November 30, 1999.

3(c).	Certificate of Amendment to Certificate of Incorporation, dated April 8, 2003— Incorporated by reference to Annex IV to the Schedule 14A dated March 10, 2003.

3(d).	Bylaws—Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated November 17, 1997, file number 1-06643.

3(e).	Amended and Restated Bylaws, dated February 16, 2004.

4(a).

Indenture, dated as of December 31, 1997, between Lennar Corporation and Bank One Trust Company, N.A., as successor in interest to The First National Bank of Chicago, as trustee—Incorporated by Reference to Registration Statement No. 333-45527.

4(b).

Second Supplemental Indenture, dated as of February 19, 1999, between Lennar Corporation and Bank One Trust Company, N.A., as successor in interest to The First National Bank of Chicago, as trustee (relating to Lennar’s 7 5/8% Senior Notes due 2009)—Incorporated by reference to the Current Report on Form 8-K dated February 19, 1999, file number 1-11749.

4(c).

Third Supplemental Indenture, dated May 3, 2000, by and among Lennar Corporation and Bank One Trust Company, N.A., as successor trustee to The First National Bank of Chicago (relating to Lennar’s 7 5/8% Senior Notes due 2009)—Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended November 30, 2000.

4(d).

Fifth Supplemental Indenture, dated April 4, 2001, by and among Lennar Corporation and Bank One Trust Company, N.A., as trustee (relating to Lennar’s Zero Coupon Convertible Senior Subordinated Notes due 2021)—Incorporated by reference to the Current Report on Form 8-K dated April 4, 2001, file number 1-11749.

4(e).

Indenture, dated May 3, 2000, by and among Lennar Corporation and Bank One Trust Company, N.A., as trustee, relating to 9.95% Senior Notes due 2010—Incorporated by reference to Registration Statement No. 333-41316.

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

10(j).	Credit Agreement, dated May 3, 2000, among Lennar Corporation and various lenders—Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended November 30, 2000.

10(k).

First Amended and Restated Warehousing Credit and Security Agreement dated October 23, 2003, between Universal American Mortgage Company, LLC, Eagle Home Mortgage, Inc., Ameristar Financial Services, Inc., Universal American Mortgage Company of California, UAMC Asset Corp. II and Residential Funding Corporation.

10(l).	Lennar Corporation Nonqualified Deferred Compensation Plan—Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended August 31, 2002.

10(m).	Second Amended and Restated Credit Agreement, dated May 30, 2003 among Lennar Corporation and various lenders.

10(n).	Lennar Corporation 2003 Stock Option and Restricted Stock Plan—Incorporated by reference to Annex VI to the Schedule 14A dated March 10, 2003.

10(o).

Agreement and Plan of Merger dated July 21, 2003, by and among The Newhall Land and Farming Company, Lennar Corporation, LNR Property Corporation, NWHL Investment LLC and NWHL Acquisition, L.P.—Incorporated by reference to the Current Report on Form 8-K dated January 27, 2004.

10(p).

Parent Company Guarantee dated January 27, 2004 by Lennar Corporation and LNR Property Corporation in favor of Bank One, NA, for the benefit of the lenders under the Credit Agreement referred to therein.

10(q).	Loan Agreement dated May 23, 2003 between UAMC Capital, LLC and lenders named therein.

10(r).	Extension Agreement dated August 26, 2003 between Lennar Corporation and LNR Property Corporation, related to exhibit 10(h) above.

21.	List of subsidiaries.

23.	Independent Auditors’ Consent.

31.1	Certification by Stuart A. Miller, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Bruce E. Gross, Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification by Stuart A. Miller, President and Chief Executive Officer, and Bruce E. Gross, Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.

Financial statements of Lennar Corporation’s affiliates whose securities collateralize Lennar’s 5.125% zero-coupon convertible senior subordinated notes due 2021, Lennar’s 7 5/8% Senior Notes due 2009 and Lennar’s Credit Facilities.

(b)	Current Reports on Form 8-K filed during the quarter ended November 30, 2003.

(1)	Report dated November 26, 2003, relating to the transfer to a newly formed entity, of which Lennar and LNR will each own 50%, our respective 50% interests in six jointly-owned entities at their book value.

(2)	Report dated September 24, 2003, furnishing certain reclassifications for our homebuilding results, which had no impact on reported net earnings.

(3)	Report dated September 16, 2003, furnishing information relating to a press release containing information about our results of operations for the third fiscal quarter, which ended on August 31, 2003.

(4)	Report dated September 8, 2003, furnishing information relating to a press release stating that The Newhall Land and Farming Company (“Newhall Land”) had filed with the Securities and Exchange Commission a preliminary proxy statement relating to a meeting of Newhall Land’s unitholders for the purpose of voting upon the previously announced acquisition of Newhall Land by a Lennar/LNR Property Corporation joint venture.

(c)	The exhibits to this Report are listed in Item 15(a)3.

(d)	The financial statement schedules required by Regulation S-X which are excluded from the Annual Report to Stockholders as permitted by Rule 14a-3(b)(1) are listed in Item 15(a)2.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

LENNAR CORPORATION

By:	/s/ STUART A. MILLER
Stuart A. Miller President, Chief Executive Officer and Director

Date: February 27, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated:

Principal Executive Officer:

/s/ STUART A. MILLER Stuart A. Miller	President, Chief Executive Officer and Director	February 27, 2004

Principal Financial Officer:

/s/ BRUCE E. GROSS Bruce E. Gross	Vice President and Chief Financial Officer	February 27, 2004

Principal Accounting Officer:

/s/ DIANE J. BESSETTE Diane J. Bessette	Vice President and Controller	February 27, 2004

Directors:

/s/ IRVING BOLOTIN Irving Bolotin		February 27, 2004

/s/ STEVEN L. GERARD Steven L. Gerard		February 27, 2004

/s/ JONATHAN M. JAFFE Jonathan M. Jaffe		February 27, 2004

/s/ R. KIRK LANDON R. Kirk Landon		February 27, 2004

/s/ SIDNEY LAPIDUS Sidney Lapidus		February 27, 2004

/s/ HERVÉ RIPAULT Hervé Ripault		February 27, 2004

/s/ STEVEN J. SAIONTZ Steven J. Saiontz		February 27, 2004

/s/ DONNA SHALALA Donna Shalala		February 27, 2004

/s/ ROBERT J. STRUDLER Robert J. Strudler		February 27, 2004

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

Lennar Corporation:

We have audited the consolidated financial statements of Lennar Corporation and subsidiaries (the “Company”) as of November 30, 2003 and 2002 and for each of the three years in the period ended November 30, 2003, and have issued our report thereon dated February 27, 2004; such financial statements and report are included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of the Company, listed in Item 15(a)2. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    DELOITTE & TOUCHE LLP

Certified Public Accountants

Miami, Florida

February 27, 2004

LENNAR CORPORATION AND SUBSIDIARIES

Schedule II—Valuation and Qualifying Accounts

Years Ended November 30, 2003, 2002 and 2001

		Additions
Description	Beginning balance	Charged to costs and expenses	Charged to other accounts	Deductions	Ending balance
Year ended November 30, 2003
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts and notes receivable	$3,166,000	1,858,000	13,000	(2,949,000)	2,088,000

Deferred income and unamortized discounts	$8,613,000	—	5,353,000	(10,491,000)	3,475,000

Loan loss reserve	$3,001,000	—	—	(28,000)	2,973,000

Valuation allowance	$76,000	—	41,000	—	117,000

Deferred tax asset valuation allowance	$6,978,000	—	—	(6,978,000)	—

Year ended November 30, 2002
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts and notes receivable	$4,755,000	1,602,000	260,000	(3,451,000)	3,166,000

Deferred income and unamortized discounts	$4,641,000	6,156,000	20,000	(2,204,000)	8,613,000

Loan loss reserve	$4,065,000	190,000	—	(1,254,000)	3,001,000

Valuation allowance	$1,259,000	71,000	—	(1,254,000)	76,000

Deferred tax asset valuation allowance	$7,117,000	—	—	(139,000)	6,978,000

Year ended November 30, 2001
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts and notes receivable	$5,188,000	2,368,000	—	(2,801,000)	4,755,000

Deferred income and unamortized discounts	$8,345,000	7,000	254,000	(3,965,000)	4,641,000

Loan loss reserve	$3,645,000	655,000	9,000	(244,000)	4,065,000

Valuation allowance	$1,377,000	—	—	(118,000)	1,259,000

Deferred tax asset valuation allowance	$7,117,000	—	—	—	7,117,000