Form 10-Q
period 2004-02-29
LENNAR CORP /NEW/
filed 2004-04-14
CIK 920760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☒    NO  ☐

Common shares outstanding as of March 31, 2004:

Class A	123,483,332

Class B	32,574,079

Part I. Financial Information

Item 1. Financial Statements

Lennar Corporation and Subsidiaries

Consolidated Condensed Balance Sheets

(In thousands, except per share amounts)

	(Unaudited) February 29, 2004	November 30, 2003
ASSETS
Homebuilding:
Cash	$545,522	1,201,276
Receivables, net	65,135	60,392
Inventories:
Finished homes and construction in progress	2,348,553	2,006,548
Land under development	1,590,392	1,592,978
Consolidated inventory not owned	119,910	49,329
Land held for development	7,281	7,246

Total inventories	4,066,136	3,656,101
Investments in unconsolidated partnerships	636,948	390,334
Other assets	456,681	450,619

	5,770,422	5,758,722
Financial services	750,952	1,016,710

Total assets	$6,521,374	6,775,432

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable and other liabilities	$1,011,346	1,040,961
Liabilities related to consolidated inventory not owned	111,455	45,214
Senior notes and other debts payable, net	1,531,846	1,552,217

	2,654,647	2,638,392
Financial services	588,237	873,266

Total liabilities	3,242,884	3,511,658

Stockholders’ equity:
Preferred stock	—	—
Class A common stock of $0.10 par value per share, 125,504 shares issued at February 29, 2004	12,550	12,533
Class B common stock of $0.10 par value per share, 32,536 shares issued at February 29, 2004	3,254	3,251
Additional paid-in capital	1,363,647	1,358,304
Retained earnings	2,034,623	1,914,963
Unearned restricted stock	(3,988)	(4,301)
Deferred compensation plan; 534 Class A common shares and 53 Class B common shares at February 29, 2004	(4,919)	(4,919)
Deferred compensation liability	4,919	4,919
Treasury stock, at cost; 2,401 Class A common shares at February 29, 2004	(109,562)	—
Accumulated other comprehensive loss	(22,034)	(20,976)

Total stockholders’ equity	3,278,490	3,263,774

Total liabilities and stockholders’ equity	$6,521,374	6,775,432

See accompanying notes to consolidated condensed financial statements.

Lennar Corporation and Subsidiaries

Consolidated Condensed Statements of Earnings

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	February 29, 2004	February 28, 2003(1)
Revenues:
Homebuilding	$1,757,382	1,472,335
Financial services	105,525	128,135

Total revenues	1,862,907	1,600,470

Costs and expenses:
Homebuilding	1,551,314	1,328,256
Financial services	82,530	93,790
Corporate general and administrative	28,678	21,664

Total costs and expenses	1,662,522	1,443,710
Equity in earnings from unconsolidated partnerships	5,277	8,602
Management fees and other income, net	18,036	5,430

Earnings before provision for income taxes	223,698	170,792
Provision for income taxes	84,446	64,474

Net earnings	$139,252	106,318

Basic earnings per share (2)	$0.90	0.75

Diluted earnings per share (2)	$0.84	0.68

Cash dividends per Class A common share (2)	$0.125	0.00625

Cash dividends per Class B common share (2)	$0.125	0.005625

(1)	Certain prior year amounts have been reclassified to conform to the 2004 presentation (see Note 1).
(2)	Per share amounts have been retroactively adjusted to reflect the effect of the Company’s January 2004 two-for-one stock split. See Notes 1 and 9.

See accompanying notes to consolidated condensed financial statements.

Lennar Corporation and Subsidiaries

Consolidated Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended
	February 29, 2004	February 28, 2003
Cash flows from operating activities:
Net earnings	$139,252	106,318
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	10,656	14,406
Amortization of discount on debt	4,356	6,371
Tax benefit from employee stock plans and vesting of restricted stock	1,834	764
Equity in earnings from unconsolidated partnerships	(5,277)	(8,602)
Deferred income tax provision (benefit)	2,815	(7,578)
Changes in assets and liabilities, net of effect from acquisitions:
Decrease in receivables	16,921	7,251
Increase in inventories	(323,127)	(428,062)
(Increase) decrease in other assets	2,563	(16,470)
Decrease in financial services loans held for sale	244,825	413,750
Decrease in accounts payable and other liabilities	(61,156)	(107,930)

Net cash provided by (used in) operating activities	33,662	(19,782)

Cash flows from investing activities:
Net additions to operating properties and equipment	(3,647)	(4,066)
(Increase) decrease in investments in unconsolidated partnerships, net	(220,392)	26,032
(Increase) decrease in financial services mortgage loans	131	(2,460)
Purchases of investment securities	(17,699)	(3,982)
Proceeds from investment securities	8,093	—
Acquisitions, net of cash acquired	(36,792)	(28,194)

Net cash used in investing activities	(270,306)	(12,670)

Cash flows from financing activities:
Net repayments under financial services short-term debt	(265,051)	(414,012)
Net proceeds from issuance of 5.95% senior notes	—	341,730
Principal payments on other borrowings	(25,815)	(121,305)
Common stock:
Issuance	3,105	1,624
Repurchases	(109,562)	—
Dividends	(19,592)	(800)

Net cash used in financing activities	(416,915)	(192,763)

Net decrease in cash	(653,559)	(225,215)
Cash at beginning of period	1,270,872	777,159

Cash at end of period	$617,313	551,944

Lennar Corporation and Subsidiaries

Consolidated Condensed Statements of Cash Flows — Continued

(Unaudited)

(In thousands)

	Three Months Ended
	February 29, 2004	February 28, 2003
Summary of cash:
Homebuilding	$545,522	500,227
Financial services	71,791	51,717

	$617,313	551,944

Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$—	5,496
Cash paid for income taxes	$109,307	129,099

Supplemental disclosures of non-cash investing and financing activities:
Consolidated inventory not owned	$79,349	—
Purchases of inventory financed by sellers	$4,200	12,443

See accompanying notes to consolidated condensed financial statements.

Lennar Corporation and Subsidiaries

Notes to Consolidated Condensed Financial Statements

(Unaudited)

(1) Basis of Presentation

The accompanying consolidated condensed financial statements include the accounts of Lennar Corporation and all subsidiaries, partnerships and other entities (the “Company”) in which the Company has a controlling interest and variable interest entities created after January 31, 2003 in which the Company is deemed the primary beneficiary (see Note 12). The Company’s investments in unconsolidated partnerships in which a significant, but less than controlling, interest is held and variable interest entities created after January 31, 2003 in which the Company is not deemed to be the primary beneficiary, are accounted for by the equity method. All significant intercompany transactions and balances have been eliminated in consolidation. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the November 30, 2003 audited financial statements in the Company’s Annual Report on Form 10-K for the year then ended. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the accompanying consolidated condensed financial statements have been made.

The Company historically has experienced, and expects to continue to experience, variability in quarterly results. The consolidated condensed statement of earnings for the three months ended February 29, 2004 is not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

In December 2003, the Company’s Board of Directors approved a two-for-one stock split in the form of a 100% stock dividend of Class A and Class B common stock payable to stockholders of record on January 6, 2004. The additional shares were distributed on January 20, 2004. All share and per share amounts (except par value) have been retroactively adjusted to reflect the stock split. There was no net effect on total stockholders’ equity as a result of the stock split.

Certain prior year amounts in the consolidated condensed financial statements have been reclassified to conform with the 2004 presentation. These reclassifications had no impact on reported net earnings. In particular, homebuilding results reflect reclassifications that have been made to interest expense (now included in cost of homes sold and cost of land sold), equity in earnings from unconsolidated partnerships and management fees and other income, net.

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

Financial information relating to the Company’s reportable segments is as follows (unaudited):

	Three Months Ended
(In thousands)	February 29, 2004	February 28, 2003
Homebuilding Revenues:
Sales of homes	$1,663,097	1,440,159
Sales of land	94,285	32,176

Total homebuilding revenues	1,757,382	1,472,335

Homebuilding Costs and Expenses:
Cost of homes sold	1,289,299	1,125,937
Cost of land sold	58,652	27,790
Selling, general and administrative	203,363	174,529

Total homebuilding costs and expenses	1,551,314	1,328,256

Equity in earnings from unconsolidated partnerships	5,277	8,602
Management fees and other income, net	18,036	5,430

Homebuilding operating earnings	$229,381	158,111

Financial services revenues	$105,525	128,135
Financial services costs and expenses	82,530	93,790

Financial services operating earnings	$22,995	34,345

Corporate general and administrative expenses	28,678	21,664

Earnings before provision for income taxes	$223,698	170,792

(3) Investment in Unconsolidated Partnerships

In November 2003, the Company and LNR Property Corporation (“LNR”) each contributed its 50% interests in certain of its jointly-owned unconsolidated partnerships that had significant assets to a new limited liability company named LandSource Communities Development LLC (“LandSource”), in exchange for 50% interests in LandSource. In addition, in July 2003, the Company and LNR formed, and obtained 50% interests in, NWHL Investment, LLC (“NWHL”), which agreed to purchase, and in January 2004 completed the purchase of, The Newhall Land and Farming Company (“Newhall”) for a total of approximately $1 billion. Newhall’s primary business is developing two master-planned communities in Los Angeles County, California.

LandSource was formed as a vehicle to obtain financing based on the value of the combined assets of the joint venture entities that the Company and LNR contributed to LandSource. The Company and LNR used LandSource’s financing capacity, together with the financing value of Newhall’s assets, to obtain improved financing for part of the purchase price of Newhall and for working capital to be used by the LandSource subsidiaries and Newhall. The Company and LNR may merge the joint venture entity that acquired Newhall with LandSource, and the Company and LNR may use LandSource for future joint ventures.

The Company and LNR each contributed approximately $200 million to NWHL, and LandSource and NWHL jointly obtained $600 million of bank financing, of which $400 million was used in connection with the acquisition of Newhall (the remainder of the acquisition price was paid with proceeds of a sale of income-producing properties from Newhall to LNR for $217 million at the closing of the transaction). The Company agreed to purchase 687 homesites and obtained options to purchase 623 homesites from Newhall. The Company is not obligated with regard to the borrowings by LandSource and NWHL, except that the Company and LNR have made limited maintenance guarantees and have committed to complete any property development commitments in the event LandSource and NWHL default. The combined assets and liabilities of LandSource and NWHL at February 29, 2004 were $1.3 billion and $722.5 million, respectively. The Company’s combined investment in LandSource and NWHL was $285.2 million at February 29, 2004.

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

	Three Months Ended
(In thousands, except per share amounts)	February 29, 2004	February 28, 2003
Numerator:
Numerator for basic earnings per share - net earnings	$139,252	106,318
Interest on zero-coupon senior convertible debentures due 2018, net of tax	—	1,642
Interest on zero-coupon convertible senior subordinated notes due 2021, net of tax	2,097	—

Numerator for diluted earnings per share	$141,349	107,960

Denominator:
Denominator for basic earnings per share - weighted average shares	155,528	141,266
Effect of dilutive securities:
Employee stock options and restricted stock	3,408	2,930
Zero-coupon senior convertible debentures due 2018	—	13,556
Zero-coupon convertible senior subordinated notes due 2021	8,969	—

Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversions	167,905	157,752

Basic earnings per share	$0.90	0.75

Diluted earnings per share	$0.84	0.68

(4) Earnings Per Share, Continued

Basic and diluted earnings per share amounts and weighted average shares outstanding have been adjusted to reflect the effect of the Company’s January 2004 two-for-one stock split.

In 2001, the Company issued zero-coupon convertible senior subordinated notes due 2021. The indenture relating to the notes provides that the notes are convertible into the Company’s Class A common stock during limited periods after the market price of the Company’s Class A common stock exceeds 110% of the accreted conversion price at the rate of approximately 14.2 Class A common shares per $1,000 face amount of notes at maturity, which would total approximately 9.0 million shares (adjusted for the January 2004 two-for-one stock split). For this purpose, the “market price” is the average closing price of the Company’s Class A common stock over the last twenty trading days of a fiscal quarter.

Other events that would cause the notes to be convertible are: a) a call of the notes for redemption; b) the credit ratings assigned to the notes by any two of Moody’s Investors Service, Inc., Standard & Poor’s Ratings Services and Fitch Ratings are two rating levels below the initial rating; c) a distribution to all holders of the Company’s Class A common stock of options expiring within 60 days entitling the holders to purchase common stock for less than its quoted price; or d) a distribution to all holders of the Company’s Class A common stock of common stock, assets, debt, securities or rights to purchase securities with a per share value exceeding 15% of the closing price of the Class A common stock on the day preceding the declaration date for the distribution.

The calculation of diluted earnings per share included 9.0 million shares (adjusted for the January 2004 two-for-one stock split) for the three months ended February 29, 2004 because the average closing price of the Company’s Class A common stock over the last twenty trading days of the first quarter of 2004 exceeded 110% ($32.69 per share at February 29, 2004) of the accreted conversion price. These shares were not included in the calculation of diluted earnings per share for the three months ended February 28, 2003 because the contingencies discussed above were not met.

(5) Financial Services

The assets and liabilities related to the Company’s financial services operations were as follows:

(In thousands)	(Unaudited) February 29, 2004	November 30, 2003
Assets:
Cash and receivables, net	$283,936	301,530
Mortgage loans held for sale, net	297,685	542,507
Mortgage loans, net	30,324	30,451
Title plants	18,224	18,215
Investment securities	29,142	28,022
Goodwill, net	43,062	43,503
Other (including limited-purpose finance subsidiaries)	48,579	52,482

	$750,952	1,016,710

Liabilities:
Notes and other debts payable	$469,606	734,657
Other (including limited-purpose finance subsidiaries)	118,631	138,609

	$588,237	873,266

At February 29, 2004, the Financial Services Division had warehouse lines of credit totaling $655 million, which included a $50 million temporary increase that expired in March 2004, to fund its mortgage loan activities. Borrowings under the facilities were $449.8 million at February 29, 2004. The warehouse lines of credit mature in May 2004 ($250 million) and in October 2005 ($405 million), at which time the Division expects both facilities to be renewed. Additionally, the line of credit maturing in May 2004 includes an incremental $100 million commitment available at each fiscal quarter-end. The Division also had a $20 million revolving line of credit with a bank. Borrowings under the line of credit were $19.4 million at February 29, 2004.

(6) Cash

Cash as of February 29, 2004 and November 30, 2003 included $46.6 million and $68.7 million, respectively, of cash primarily held in escrow for approximately three days and $35.3 million and $45.2 million, respectively, of restricted deposits.

(7) Debt

In May 2003, the Company amended and restated its senior secured credit facilities (the “Credit Facilities”) to provide the Company with up to $1.3 billion of financing. The Credit Facilities consist of a $712 million revolving credit facility maturing in May 2008, a $315 million 364-day revolving credit facility maturing in May 2004 and a $300 million term loan B maturing in December 2008. The Company may elect to convert borrowings under the 364-day revolving credit facility to a term loan, which would mature in May 2008. The Credit Facilities are collateralized by the stock of certain of the Company’s subsidiaries and are also guaranteed on a joint and several basis by substantially all of the Company’s subsidiaries, other than subsidiaries primarily engaged in mortgage and title reinsurance activities. At February 29, 2004, $295.0 million was outstanding under the term loan B and no amounts were outstanding under the revolving credit facilities. Interest rates are LIBOR-based and the margins are set by a pricing grid with thresholds that adjust based on changes in the Company’s leverage ratio and the Credit Facilities’ credit rating.

At February 29, 2004, the Company had letters of credit outstanding in the amount of $634.8 million. The majority of these letters of credit is posted with regulatory bodies to guarantee the Company’s performance of certain development and construction activities or is posted in lieu of cash deposits on option contracts. Of the Company’s total letters of credit, $347.4 million were collateralized against certain borrowings available under the Credit Facilities.

In March 2004, the Company issued $250 million of senior floating-rate notes due 2009 (“the Notes”) that are callable at par beginning in 2006. Proceeds from the offering, after underwriting discount and expenses, were approximately $249 million. The Company used the proceeds to partially prepay the term loan B portion of the Credit Facilities. Additionally, in March 2004, the Company repaid the remaining outstanding balance of the term loan B with cash from the Company’s working capital. Interest on the Notes will be at three-month LIBOR plus 0.75% and is payable quarterly, compared to the term loan B interest of three-month LIBOR plus 1.75%. The Notes are unsecured and unsubordinated. Substantially all of the Company’s subsidiaries, other than mortgage and title reinsurance subsidiaries, guarantee the Notes. However, the subsidiaries formed or acquired by the Company after October 9, 2001 are not guarantors unless and until their guarantees are registered under the Securities Act of 1933, as amended.

In April 2004, the Company offered an additional $50 million of the Notes. Proceeds from the offering, after underwriting discount and expenses, will be approximately $49.7 million. The Company will add the proceeds to its working capital and will use them for general corporate purposes.

(8) Guarantees

Warranty and similar reserves for homes are established at an amount estimated to be adequate to cover potential costs for materials and labor with regard to warranty-type claims to be incurred subsequent to the delivery of a home. Reserves are determined based on historical data and trends with respect to similar product types and geographical areas. Warranty reserves are included in accounts payable and other liabilities in the consolidated condensed balance sheets. The following table sets forth the activity in the Company’s warranty reserve for the three months ended February 29, 2004 (unaudited):

(In thousands)
Warranty reserve, November 30, 2003	$116,571
Provision	21,209
Payments	(32,231)

Warranty reserve, February 29, 2004	$105,549

(8) Guarantees, Continued

In some instances, the Company and/or its partners have provided varying levels of guarantees on certain partnership debt. At February 29, 2004, the Company had recourse guarantees of $73.8 million and limited maintenance guarantees of $89.4 million of partnership debt. When the Company and/or its partners provide a guarantee, the partnership generally receives more favorable terms from its lenders than would otherwise be available to it. The limited maintenance guarantees only apply if a partnership defaults on its loan arrangements and the value of the collateral (generally land and improvements) is less than a specified percentage of the loan balance. If the Company is required to make a payment under a limited maintenance guarantee to bring the value of the collateral above the specified percentage of the loan balance, the payment would constitute a capital contribution or loan to the unconsolidated partnership and increase the Company’s share of any funds the unconsolidated partnership distributes. There were no assets held as collateral that, upon the occurrence of any triggering event or condition under a guarantee, the Company could obtain and liquidate to recover all or a portion of the amounts paid under a guarantee.

(9) Stockholders’ Equity

In December 2003, the Company’s Board of Directors approved a two-for-one stock split in the form of a 100% stock dividend of Class A and Class B common stock payable to stockholders of record on January 6, 2004. The additional shares were distributed on January 20, 2004. All share and per share amounts (except par value) have been retroactively adjusted to reflect the split. There was no net effect on total stockholders’ equity as a result of the stock split.

In June 2001, the Company’s Board of Directors increased the previously authorized stock repurchase program to permit future purchases of up to 20 million shares (adjusted for the January 2004 two-for-one stock split) of the Company’s outstanding Class A common stock. In December 2003, the Company granted approximately 2.4 million stock options (adjusted for the Company’s January 2004 two-for-one stock split) to employees under the Company’s 2003 Stock Option and Restricted Stock Plan and in January 2004, repurchased a similar amount of shares of its outstanding Class A common stock for an aggregate purchase price of approximately $109.6 million, or $45.64 per share (adjusted for the Company’s January 2004 two-for-one stock split). As of February 29, 2004, 17.6 million Class A common shares can be repurchased in the future under the program.

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

Comprehensive income represents changes in stockholders’ equity from non-owner sources. For the three months ended February 29, 2004 and February 28, 2003, the change in the fair value of interest rate swaps was the only adjustment to the Company’s net earnings in deriving comprehensive income. Comprehensive income was $138.2 million and $102.3 million for the three months ended February 29, 2004 and February 28, 2003, respectively.

(11) Stock-Based Compensation

The Company grants stock options to certain employees for fixed numbers of shares with, in each instance, an exercise price not less than the fair value of the shares at the date of the grant. The Company accounts for the stock option grants in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. No compensation expense is recognized because all stock options granted have exercise prices not less than the market value of the Company’s stock on the date of the grant. The Company also grants restricted stock, which is valued based on the market price of the common stock on the date of grant. Unearned compensation arising from the restricted stock grants is amortized to expense using the straight-line method over the period of the restrictions. Unearned restricted stock is shown as a reduction of stockholders’ equity in the consolidated condensed balance sheets.

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, to stock-based employee compensation (unaudited):

	Three Months Ended
(In thousands, except per share amounts)	February 29, 2004	February 28, 2003
Net earnings, as reported	$139,252	106,318
Add: Total stock-based employee compensation expense included in reported net earnings, net of related tax affects	443	484
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,084)	(1,948)

Pro forma net earnings	$136,611	104,854

Earnings per share:
Basic—as reported	$0.90	0.75

Basic—pro forma	$0.88	0.74

Diluted—as reported	$0.84	0.68

Diluted—pro forma	$0.83	0.68

(12) Consolidation of Variable Interest Entities

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

(12) Consolidation of Variable Interest Entities, Continued

Partnerships

At February 29, 2004, the Company had investments in and advances to partnerships established to acquire and develop land for sale to the Company in connection with its homebuilding operations or for sale to third parties. The Company evaluated its partnership agreements entered into during the three months ended February 29, 2004 under FIN 46. No partnerships created during the three months ended February 29, 2004 were consolidated as the Company determined it was not the primary beneficiary, as defined under FIN 46. The Company is in the process of evaluating its unconsolidated partnerships created prior to February 1, 2003 that may be deemed variable interest entities under the provisions of FIN 46. At February 29, 2004, the Company’s recorded investment in unconsolidated partnerships was $636.9 million; however, the Company’s estimated maximum exposure to loss with regard to unconsolidated partnerships was its recorded investments in these partnerships in addition to the exposure under the guarantees discussed in Note 8.

Option contracts

The Company evaluated its option contracts for land entered into during the three months ended February 29, 2004 and determined it was the primary beneficiary of certain of these option contracts. Although the Company does not have legal title to the optioned land, under FIN 46, the Company, as the primary beneficiary, is required to consolidate the land under option at fair value (the exercise price). The effect of the consolidation of these option contracts was an increase of $79.3 million to consolidated inventory not owned with a corresponding increase to liabilities related to consolidated inventory not owned in the accompanying consolidated condensed balance sheet as of February 29, 2004. To reflect the fair value of the inventory consolidated under FIN 46, the Company reclassified $4.0 million of related option deposits from land under development to consolidated inventory not owned. The liabilities related to consolidated inventory not owned represent the difference between the exercise price of the optioned land and the Company’s deposits. The Company is in the process of evaluating its option contracts entered into prior to February 1, 2003 that may be deemed issued by variable interest entities under the provisions of FIN 46. At February 29, 2004, the Company had options with third parties with estimated aggregate exercise prices totaling $3 billion; however, the Company’s exposure to loss represents its non-refundable option deposits and/or letters of credit related to the options.

(13) Recent Accounting Pronouncement

In March 2004, the Securities and Exchange Commission (“SEC”) released SEC Staff Accounting Bulletin (“SAB”) No. 105, Application of Accounting Principles to Loan Commitments. SAB No. 105 provides the SEC staff position regarding the application of accounting principles generally accepted in the United States of America to loan commitments that relate to the origination of mortgage loans that will be held for resale. SAB No. 105 contains specific guidance on the inputs to a valuation-recognition model to measure loan commitments accounted for at fair value. Current accounting guidance requires the commitment to be recognized on the balance sheet at fair value from its inception through its expiration or funding. SAB No. 105 requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. In addition, SAB No. 105 requires the disclosure of both the accounting policy for loan commitments including the methods and assumptions used to estimate the fair value of loan commitments and any associated hedging strategies. SAB No. 105 is effective for all loan commitments accounted for as derivatives and entered into subsequent to March 31, 2004. The Company is currently evaluating the impact SAB No. 105 will have on its consolidated financial statements.

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

Consolidating Condensed Balance Sheet

February 29, 2004

(Unaudited)

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Homebuilding:
Cash and receivables, net	$415,301	195,356	—	—	610,657
Inventories	—	4,059,516	6,620	—	4,066,136
Investments in unconsolidated partnerships	—	636,948	—	—	636,948
Other assets	85,857	370,824	—	—	456,681
Investments in subsidiaries	3,731,087	406,059	—	(4,137,146)	—

	4,232,245	5,668,703	6,620	(4,137,146)	5,770,422
Financial services	—	18,217	736,794	(4,059)	750,952

Total assets	$4,232,245	5,686,920	743,414	(4,141,205)	6,521,374

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable and other liabilities	$257,186	754,068	92	—	1,011,346
Liabilities related to consolidated inventory not owned	—	111,455	—	—	111,455
Senior notes and other debts payable, net	1,477,129	58,776	—	(4,059)	1,531,846
Intercompany	(780,560)	1,025,286	(244,726)	—	—

	953,755	1,949,585	(244,634)	(4,059)	2,654,647
Financial services	—	6,248	581,989	—	588,237

Total liabilities	953,755	1,955,833	337,355	(4,059)	3,242,884

Stockholders’ equity	3,278,490	3,731,087	406,059	(4,137,146)	3,278,490

Total liabilities and stockholders’ equity	$4,232,245	5,686,920	743,414	(4,141,205)	6,521,374

(14) Supplemental Financial Information, Continued

Consolidating Condensed Balance Sheet

November 30, 2003

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Homebuilding:
Cash and receivables, net	$895,715	365,953	—	—	1,261,668
Inventories	—	3,649,493	6,608	—	3,656,101
Investments in unconsolidated partnerships	16,346	373,988	—	—	390,334
Other assets	99,614	351,005	—	—	450,619
Investments in subsidiaries	3,541,747	390,722	—	(3,932,469)	—

	4,553,422	5,131,161	6,608	(3,932,469)	5,758,722
Financial services	—	16,285	1,000,425	—	1,016,710

Total assets	$4,553,422	5,147,446	1,007,033	(3,932,469)	6,775,432

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable and other liabilities	$325,695	715,041	225	—	1,040,961
Liabilities related to consolidated inventory not owned	—	45,214	—	—	45,214
Senior notes and other debts payable, net	1,476,860	75,357	—	—	1,552,217
Intercompany	(512,907)	762,867	(249,960)	—	—

	1,289,648	1,598,479	(249,735)	—	2,638,392
Financial services	—	7,220	866,046	—	873,266

Total liabilities	1,289,648	1,605,699	616,311	—	3,511,658

Stockholders’ equity	3,263,774	3,541,747	390,722	(3,932,469)	3,263,774

Total liabilities and stockholders’ equity	$4,553,422	5,147,446	1,007,033	(3,932,469)	6,775,432

(14) Supplemental Financial Information, Continued

Consolidating Condensed Statement of Earnings

Three Months Ended February 29, 2004

(Unaudited)

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Homebuilding	$—	1,757,382	—	—	1,757,382
Financial services	—	2,202	107,114	(3,791)	105,525

Total revenues	—	1,759,584	107,114	(3,791)	1,862,907

Costs and expenses:
Homebuilding	—	1,551,568	259	(513)	1,551,314
Financial services	—	2,699	83,109	(3,278)	82,530
Corporate general and administrative	28,678	—	—	—	28,678

Total costs and expenses	28,678	1,554,267	83,368	(3,791)	1,662,522

Equity in earnings from unconsolidated partnerships	—	5,277	—	—	5,277
Management fees and other income, net	—	18,036	—	—	18,036

Earnings (loss) before provision (benefit) for income taxes	(28,678)	228,630	23,746	—	223,698
Provision (benefit) for income taxes	(10,819)	86,308	8,957	—	84,446
Equity in earnings (loss) from subsidiaries	157,111	14,789	—	(171,900)	—

Net earnings (loss)	$139,252	157,111	14,789	(171,900)	139,252

Consolidating Condensed Statement of Earnings

Three Months Ended February 28, 2003

(Unaudited)

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Homebuilding	$—	1,472,335	—	—	1,472,335
Financial services	—	1,296	127,799	(960)	128,135

Total revenues	—	1,473,631	127,799	(960)	1,600,470

Costs and expenses:
Homebuilding	—	1,329,082	134	(960)	1,328,256
Financial services	—	1,571	92,219	—	93,790
Corporate general and administrative	21,664	—	—	—	21,664

Total costs and expenses	21,664	1,330,653	92,353	(960)	1,443,710

Equity in earnings from unconsolidated partnerships	—	8,602	—	—	8,602
Management fees and other income, net	—	5,430	—	—	5,430

Earnings (loss) before provision (benefit) for income taxes	(21,664)	157,010	35,446	—	170,792
Provision (benefit) for income taxes	(8,249)	59,271	13,452	—	64,474
Equity in earnings (loss) from subsidiaries	119,733	21,994	—	(141,727)	—

Net earnings (loss)	$106,318	119,733	21,994	(141,727)	106,318

(14) Supplemental Financial Information, Continued

Consolidating Condensed Statement of Cash Flows

Three Months Ended February 29, 2004

(Unaudited)

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net earnings (loss)	$139,252	157,111	14,789	(171,900)	139,252
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities	(199,806)	(331,571)	249,828	175,959	(105,590)

Net cash provided by (used in) operating activities	(60,554)	(174,460)	264,617	4,059	33,662

Cash flows from investing activities:
Increase in investments in unconsolidated partnerships, net	—	(220,392)	—	—	(220,392)
Acquisitions, net of cash acquired	—	(37,172)	380	—	(36,792)
Other	(8,713)	(1,546)	(2,863)	—	(13,122)

Net cash used in investing activities	(8,713)	(259,110)	(2,483)	—	(270,306)

Cash flows from financing activities:
Net borrowings (repayments) under revolving credit facilities and other borrowings	(1,000)	(20,783)	27	(4,059)	(25,815)
Net repayments under financial services short-term debt	—	—	(265,051)	—	(265,051)
Common stock:
Issuance	3,105	—	—	—	3,105
Repurchases	(109,562)	—	—	—	(109,562)
Dividends	(19,592)	—	—	—	(19,592)
Intercompany	(282,819)	277,748	5,071	—	—

Net cash provided by (used in) financing activities	(409,868)	256,965	(259,953)	(4,059)	(416,915)

Net increase (decrease) in cash	(479,135)	(176,605)	2,181	—	(653,559)

Cash at beginning of period	893,503	307,795	69,574	—	1,270,872

Cash at end of period	$414,368	131,190	71,755	—	617,313

(14) Supplemental Financial Information, Continued

Consolidating Condensed Statement of Cash Flows

Three Months Ended February 28, 2003

(Unaudited)

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net earnings (loss)	$106,318	119,733	21,994	(141,727)	106,318
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities	(183,542)	(503,272)	418,987	141,727	(126,100)

Net cash provided by (used in) operating activities	(77,224)	(383,539)	440,981	—	(19,782)

Cash flows from investing activities:
Decrease in investments in unconsolidated partnerships, net	—	26,032	—	—	26,032
Acquisitions, net of cash acquired	—	(26,944)	(1,250)	—	(28,194)
Other	(1,085)	(1,546)	(7,877)	—	(10,508)

Net cash used in investing activities	(1,085)	(2,458)	(9,127)	—	(12,670)

Cash flows from financing activities:
Net borrowings (repayments) under other borrowings	(91,000)	(30,319)	14	—	(121,305)
Net repayments under financial services short-term debt	—	—	(414,012)	—	(414,012)
Net proceeds from issuance of 5.95% senior notes	341,730	—	—	—	341,730
Common stock:
Issuance	1,624	—	—	—	1,624
Dividends	(800)	—	—	—	(800)
Intercompany	(383,852)	395,998	(12,146)	—	—

Net cash provided by (used in) financing activities	(132,298)	365,679	(426,144)	—	(192,763)

Net increase (decrease) in cash	(210,607)	(20,318)	5,710	—	(225,215)

Cash at beginning of period	621,163	109,995	46,001	—	777,159

Cash at end of period	$410,556	89,677	51,711	—	551,944

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the statements contained in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. By their nature, forward-looking statements involve risks, uncertainties and other factors that may cause actual results to differ materially from those which the statements anticipate. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “can,” “could,” “might,” “guidance,” “goal,” “visibility,” or words or phrases of similar meaning in connection with discussion of anticipated or targeted future operating or financial performance. Factors which may affect our results include, but are not limited to, changes in general economic conditions, the market for homes and prices for homes generally and in areas where we have developments, the availability and cost of land suitable for residential development, materials prices, labor costs, interest rates, consumer confidence, competition, terrorist acts or other acts of war, environmental factors and government regulations affecting our operations. See our Annual Report on Form 10-K for the year ended November 30, 2003 for a further discussion of these and other risks and uncertainties applicable to our business.

(1) Results of Operations

Overview

Net earnings were $139.3 million, or $0.84 per share diluted ($0.90 per share basic), in the first quarter of 2004, compared to $106.3 million, or $0.68 per share diluted ($0.75 per share basic), in the first quarter of 2003. Basic and diluted earnings per share amounts and weighted average shares outstanding have been adjusted for the first quarter of 2004 and 2003 to reflect the effect of our January 2004 two-for-one stock split.

Homebuilding

The following tables set forth selected financial and operational information related to our Homebuilding Division for the periods indicated (unaudited):

	Three Months Ended
(Dollars in thousands, except average sales price)	February 29, 2004	February 28, 2003
Revenues:
Sales of homes	$1,663,097	1,440,159
Sales of land	94,285	32,176

Total revenues	1,757,382	1,472,335

Costs and expenses:
Cost of homes sold	1,289,299	1,125,937
Cost of land sold	58,652	27,790
Selling, general and administrative	203,363	174,529

Total costs and expenses	1,551,314	1,328,256

Equity in earnings from unconsolidated partnerships	5,277	8,602
Management fees and other income, net	18,036	5,430

Operating earnings	$229,381	158,111

Gross margin on home sales	22.5%	21.8%
S,G&A expenses as a % of revenues from home sales	12.2%	12.1%

Operating margin as a % of revenues from home sales	10.2%	9.7%

Average sales price	$256,000	255,000

Prior year amounts contain reclassifications to conform to the 2004 presentation. These reclassifications had no impact on reported net earnings. Homebuilding results reflect reclassifications that have been made to interest expense (now included in cost of homes sold and cost of land sold), equity in earnings from unconsolidated partnerships and management fees and other income, net.

Summary of Home and Backlog Data By Region (Dollars in thousands)

	At or for the Three Months Ended
	February 29, 2004	February 28, 2003
Deliveries
East	2,176	1,728
Central	1,989	1,854
West	2,489	2,248

Total	6,654	5,830

Of the deliveries listed above, 159 deliveries relate to unconsolidated partnerships for the three months ended February 29, 2004, compared to 188 deliveries last year.

New Orders
East	3,340	2,591
Central	2,219	2,104
West	3,145	2,016

Total	8,704	6,711

Of the new orders listed above, 321 new orders relate to unconsolidated partnerships for the three months ended February 29, 2004, compared to 185 new orders last year.

Backlog – Homes
East	7,285	5,692
Central	2,646	2,963
West	5,867	4,383

Total	15,798	13,038

Of the homes in backlog listed above, 1,255 homes in backlog relate to unconsolidated partnerships at February 29, 2004, compared to 442 homes in backlog at February 28, 2003.

Backlog Dollar Value
(including unconsolidated partnerships)	$4,516,797	3,468,002

At February 29, 2004, our market regions consisted of homebuilding divisions in the following states: East: Florida, Maryland, Virginia, New Jersey, North Carolina and South Carolina. Central: Texas, Illinois and Minnesota. West: California, Colorado, Arizona and Nevada.

Revenues from sales of homes increased 15% in the first quarter of 2004 to $1.7 billion from $1.4 billion in 2003. Revenues were higher due primarily to a 15% increase in the number of home deliveries. New home deliveries increased to 6,495 homes in the first quarter of 2004 from 5,642 homes last year. In the first quarter of 2004, new home deliveries were higher in each of our regions, compared to 2003. The average sales price on homes delivered increased to $256,000 in the first quarter of 2004 from $255,000 in 2003.

Gross margins on home sales were $373.8 million, or 22.5%, in the first quarter of 2004, compared to $314.2 million, or 21.8%, in 2003. Margins were positively impacted by a greater improvement in each of our regions, with the largest increases in the East and West Regions, combined with lower interest costs due to a lower debt leverage ratio while we continued to grow.

Selling, general and administrative expenses as a percentage of revenues from home sales were 12.2% in the first quarter of 2004, compared to 12.1% in 2003.

Gross profits on land sales totaled $35.6 million in the first quarter of 2004, compared to $4.4 million in 2003. Profits were positively impacted by each of our regions, with a strong contribution from our West Region. Equity in earnings from unconsolidated partnerships was $5.3 million in the first quarter of 2004, compared to $8.6 million last year. Management fees and other income, net totaled $18.0 million in the first quarter of 2004, compared to $5.4 million in 2003. Land sales, equity in earnings from unconsolidated partnerships and management fees and other income, net may vary significantly from quarter to quarter depending on the timing of land sales and other transactions by us and our unconsolidated partnerships.

At February 29, 2004, we owned approximately 86,000 homesites and had access to an additional 131,000 homesites through either option contracts or our unconsolidated partnerships. At February 29, 2004, approximately 15% of the homesites we owned were subject to home purchase contracts. At February 29, 2004, our backlog of sales contracts was 15,798 homes ($4.5 billion), compared to 13,038 homes ($3.5 billion) at February 28, 2003. The higher backlog was primarily attributable to our homebuilding acquisitions and growth in the number of active communities, which resulted in higher new orders in the first quarter of 2004, compared to the same period last year. As a result of these acquisitions combined with our organic growth, inventories increased 11% from November 30, 2003 to February 29, 2004, while revenues from sales of homes increased 15% for the three months ended February 29, 2004, compared to the same period last year.

Financial Services

The following table presents selected financial data related to our Financial Services Division for the periods indicated (unaudited):

	Three Months Ended
(Dollars in thousands)	February 29, 2004	February 28, 2003
Revenues	$105,525	128,135
Costs and expenses	82,530	93,790

Operating earnings	$22,995	34,345

Dollar value of mortgages originated	$1,354,000	1,519,000

Number of mortgages originated	7,200	8,300

Mortgage capture rate of Lennar homebuyers	69%	69%

Number of title closing transactions (excluding title policies issued)	39,000	55,000

Number of title policies issued	36,000	33,000

Operating earnings for the Financial Services Division were $23.0 million in the first quarter of 2004, compared to $34.3 million last year. The decline in operating earnings in 2004 was primarily due to a decrease in refinance transactions, which resulted in reduced profitability from the Division’s mortgage and title operations, compared to 2003.

Corporate General and Administrative

Corporate general and administrative expenses as a percentage of total revenues were 1.5% in the first quarter of 2004, compared to 1.4% last year.

(2) Liquidity and Capital Resources

Operating Cash Flow Activity

In the three months ended February 29, 2004, cash flows provided by operating activities amounted to $33.7 million, compared to cash flows used in operating activities of $19.8 million in the same period last year. During the three months ended February 29, 2004, cash flows provided by operating activities consisted primarily of net earnings and a decrease in loans held for sale offset in part by an increase in inventories to support a significantly higher backlog and a higher number of active communities. We finance our land acquisition and development activities, construction activities, financial services activities and general operating needs primarily with cash generated from operations and public debt issuances, as well as cash borrowed under revolving credit facilities.

Investing Cash Flow Activity

Cash used in investing activities totaled $270.3 million in the three months ended February 29, 2004, compared to $12.7 million in the same period last year. In the first quarter of 2004, we contributed $220.4 million, net to unconsolidated partnerships in which we invest. In particular, we contributed approximately $200 million to a partnership to fund the partnership’s purchase of The Newhall Land and Farming Company (“Newhall”). Additionally, we used $36.8 million of cash for acquisitions during the three months ended February 29, 2004. The results of operations of the acquired companies are included in our results of operations since their respective acquisition dates. We are always looking at the possibility of acquiring homebuilders and other companies. We currently are engaged in discussions regarding possible transactions. However, we have no agreements or understandings regarding any transactions, and it is possible we will not enter into any significant transactions in the near future.

In July 2003, we formed a joint venture with LNR Property Corporation (“LNR”) named NWHL Investment, LLC (“NWHL”), and NWHL entered into an agreement to acquire Newhall. Newhall’s primary business is developing two master-planned communities in Los Angeles County, California. The transaction was completed on January 27, 2004. The total purchase consideration, after payments with regard to employee options, was approximately $1 billion. In connection with the transaction, NWHL and another company jointly owned by us and LNR, obtained $600 million of bank financing, of which $400 million was used in connection with the acquisition of Newhall. The remainder of the bank financing will be available to finance operations of Newhall and other property ownership and development companies that are jointly owned by us and LNR. We and LNR each contributed approximately $200 million to NWHL to fund a portion of the purchase price. Simultaneous with the closing of the transaction, LNR purchased income-producing properties from Newhall for approximately $217 million and we agreed to purchase 687 homesites and obtained options to purchase 623 homesites from Newhall.

Financing Cash Flow Activity

Our ratio of net homebuilding debt to total net capital was 23.1% at February 29, 2004, compared to 36.2% at February 28, 2003. Net debt to total capital consists of net homebuilding debt (homebuilding debt less homebuilding cash) divided by total capital (net homebuilding debt plus stockholders’ equity). The decrease in the ratio primarily resulted from cash generated by our operations offset in part by stock repurchases and net contributions to unconsolidated partnerships. In addition to the use of capital in our homebuilding and financial services activities, we will continue to actively evaluate various other uses of capital which fit into our homebuilding and financial services strategies and appear to meet our profitability and return on capital requirements. This may include acquisitions of or investments in other entities, the payment of dividends or repurchases of our outstanding common stock or debt. These activities may be funded through any combination of our credit facilities, cash generated from operations, sales of assets or the issuance of public debt, common stock or preferred stock.

Our average debt outstanding was $1.5 billion in the first quarter of 2004, compared to $1.7 billion for the same period last year. The average rates for interest incurred were 7.8% in the three months ended February 29, 2004, compared to 7.6% in the same period last year. The majority of our short-term financing needs are met with cash generated from operations and funds available under our senior secured credit facilities (the “Credit Facilities”). In May 2003, we amended and restated our Credit Facilities to provide us with up to $1.3 billion of financing. The Credit Facilities consist of a $712 million revolving credit facility maturing in May 2008, a $315 million 364-day revolving credit facility maturing in May 2004 and a $300 million term loan B maturing in December 2008. We may elect to convert borrowings under the 364-day revolving credit facility to a term loan, which would mature in May 2008. The Credit Facilities are collateralized by the stock of certain of our subsidiaries and are also guaranteed on a joint and several basis by substantially all of our subsidiaries, other than subsidiaries primarily engaged in mortgage and title reinsurance activities. At February 29, 2004, $295.0 million was outstanding under the term loan B and no amounts were outstanding under the revolving credit facilities.

At February 29, 2004, we had letters of credit outstanding in the amount of $634.8 million. The majority of these letters of credit is posted with regulatory bodies to guarantee our performance of certain development and construction activities or is posted in lieu of cash deposits on option contracts. Of our total letters of credit, $347.4 million were collateralized against certain borrowings available under the Credit Facilities.

In March 2004, we issued $250 million of senior floating-rate notes due 2009 (the “Notes”) that are callable at par beginning in 2006. Proceeds from the offering, after underwriting discount and expenses, were approximately $249 million. We used the proceeds to partially prepay the term loan B portion of our Credit Facilities. Additionally, in March 2004, we repaid the remaining outstanding balance of the term loan B with cash from our working capital. Interest on the Notes will be at three-month LIBOR plus 0.75% and is payable quarterly, compared to the term loan B interest of three-month LIBOR plus 1.75%. The Notes are unsecured and unsubordinated. Substantially all of our subsidiaries, other than mortgage and title reinsurance subsidiaries, guarantee the Notes. However, our subsidiaries formed or acquired by us after October 9, 2001 are not guarantors unless and until their guarantees are registered under the Securities Act of 1933, as amended.

In April 2004, we offered an additional $50 million of the Notes. Proceeds from the offering, after underwriting discount and expenses, will be approximately $49.7 million. We will add the proceeds to our working capital and will use them for general corporate purposes.

At February 29, 2004, our Financial Services Division had warehouse lines of credit totaling $655 million, which included a $50 million temporary increase that expired in March 2004, to fund its mortgage loan activities. Borrowings under the facilities were $449.8 million at February 29, 2004. The warehouse lines of credit mature in May 2004 ($250 million) and in October 2005 ($405 million), at which time we expect both facilities to be renewed. Additionally, the line of credit maturing in May 2004 includes an incremental $100 million commitment available at each fiscal quarter-end. We also had a $20 million revolving line of credit with a bank. Borrowings under the line of credit were $19.4 million at February 29, 2004.

Changes in Capital Structure

In December 2003, our Board of Directors approved a two-for-one stock split in the form of a 100% stock dividend of Class A and Class B common stock payable to stockholders of record on January 6, 2004. The additional shares were distributed on January 20, 2004. There was no net effect on total stockholders’ equity. Share and per share data (except par value) for all periods presented have been retroactively adjusted to reflect the stock split.

In June 2001, our Board of Directors increased our previously authorized stock repurchase program to permit future purchases of up to 20 million shares of our outstanding Class A common stock (adjusted for our January 2004 two-for-one stock split). In December 2003, we granted approximately 2.4 million stock options (adjusted for our January 2004 two-for-one stock split) to employees under our 2003 Stock Option and Restricted Stock Plan and in January 2004, repurchased a similar amount of shares of our outstanding Class A common stock for an aggregate purchase price of approximately $109.6 million, or $45.64 per share (adjusted for our January 2004 two-for-one stock split). As of February 29, 2004, 17.6 million Class A common shares can be repurchased in the future under the program.

In recent years, we have sold convertible and non-convertible debt into public markets, and at March 31, 2004, we had effective Securities Act registration statements under which we could sell to the public for cash up to $370 million of debt securities ($620 million at February 29, 2004), common stock, preferred stock or other securities, and could issue up to $400 million of equity or debt securities in connection with acquisitions of companies, businesses or assets.

Based on our current financial condition and credit relationships, we believe that our operations and borrowing resources will provide for our current and long-term capital requirements at our anticipated levels of growth.

Off- Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments

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

At February 29, 2004, the unconsolidated partnerships in which we had interests had total assets of $3.1 billion and total liabilities of $1.8 billion, which included $1.4 billion of notes and mortgages payable. In some instances, we and/or our partners have provided varying levels of guarantees on certain partnership debt. At February 29, 2004, we had recourse guarantees of $73.8 million and limited maintenance guarantees of $89.4 million of the partnerships’ debts. When we provide guarantees, the partnership generally receives more favorable terms from its lenders. The limited maintenance guarantees only apply if a partnership defaults on its loan arrangements and the value of the collateral (generally land and improvements) is less than a specified percentage of the loan balance. If we are required to make a payment under a limited maintenance guarantee to bring the value of the collateral above the specified percentage of the loan balance, the payment would constitute a capital contribution or loan to the unconsolidated partnership and increase our share of any funds it distributes.

Contractual Obligations and Commercial Commitments

We are subject to the usual obligations associated with entering into contracts (including option contracts) for the purchase, development and sale of real estate in the routine conduct of our business. Option contracts for the purchase of land enable us to defer acquiring portions of properties owned by third parties and unconsolidated partnerships until we are ready to build homes on them. This reduces our financial risk associated with land holdings. At February 29, 2004, we had access to acquire approximately 131,000 homesites through option contracts and unconsolidated partnerships. At February 29, 2004, we had $213.3 million of non-refundable option deposits and advanced costs on real estate related to certain of these homesites.

We are committed, under various letters of credit, to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit under these arrangements totaled $634.8 million at February 29, 2004. Additionally, we had outstanding performance and surety bonds related to site improvements at various projects with estimated costs to complete of $1.2 billion. We do not believe that draws upon these bonds, if any, will have a material effect on our financial position, results of operations or cash flows.

Our Financial Services Division had a pipeline of loans in process at February 29, 2004. To minimize credit risk, we use the same credit policies in the approval of our commitments as are applied to our lending activities. Since a portion of our commitments is expected to expire without being exercised by the borrowers, the total commitments do not necessarily represent future cash requirements. Loans in process for which interest rates were committed to the borrowers totaled approximately $363.4 million as of February 29, 2004. Substantially all of these commitments were for periods of 60 days or less.

Our Financial Services Division uses mandatory mortgage-backed securities (“MBS”) forward commitments and MBS option contracts to hedge its interest rate exposure during the period from when it extends an interest rate lock to a loan applicant until the time at which the loan is sold to an investor. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk is managed by entering into agreements only with investment banks with primary dealer status and with permanent investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and current market value. At February 29, 2004, we had open commitments amounting to $317.3 million to sell MBS with varying settlement dates through May 2004.

(3) Critical Accounting Policies

We believe that there have been no significant changes to our critical accounting policies during the three months ended February 29, 2004, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended November 30, 2003.

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

Our Annual Report on Form 10-K for the year ended November 30, 2003 contains information about market risks under “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.” There have been no material changes in our market risks during the three months ended February 29, 2004.

Item 4. Controls and Procedures

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter that ended on February 29, 2004. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of February 29, 2004 to ensure that required information is disclosed on a timely basis in our reports filed under the Securities Exchange Act.

Our CEO and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended February 29, 2004. That evaluation did not identify any changes that have materially affected, or are likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Not applicable.

Item 2. Changes in Securities and Use of Proceeds.

In June 2001, our Board of Directors increased our previously authorized stock repurchase program to permit future purchases of up to 20 million shares of our outstanding Class A common stock (adjusted for our January 2004 two-for-one stock split). During the three months ended February 29, 2004, we repurchased the following shares under our stock repurchase program (amounts in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
December 1, 2003 to December 31, 2003	—	$—	—	20,000
January 1, 2004 to January 31, 2004	2,401	45.64	2,401	17,599
February 1, 2004 to February 29, 2004	—	—	—	17,599

Total	2,401	$45.64	2,401

Item 3. Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

The following matters were resolved by vote at the March 30, 2004 annual meeting of stockholders of Lennar Corporation:

(1) The following members of the Board of Directors were re-elected to hold office until 2007:

	Votes For	Votes Withheld
Irving Bolotin	345,036,960	47,016,840
R. Kirk Landon	372,657,246	19,396,554
Donna E. Shalala	380,818,372	11,235,428

Item 5. Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:

31.1.	Rule 13a-14(a) certification by Stuart A. Miller, President and Chief Executive Officer.

31.2.	Rule 13a-14(a) certification by Bruce E. Gross, Vice President and Chief Financial Officer.

32.	Section 1350 certifications by Stuart A. Miller, President and Chief Executive Officer, and Bruce E. Gross, Vice President and Chief Financial Officer.

(b) Reports on Form 8-K:

Report dated December 15, 2003, furnishing information under Items 7 and 12.

Report dated January 27, 2004, furnishing information under Items 2 and 7.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

Lennar Corporation
(Registrant)

Date: April 14, 2004	/s/ Bruce E. Gross
Bruce E. Gross
Vice President and
Chief Financial Officer

Date: April 14, 2004	/s/ Diane J. Bessette
Diane J. Bessette
Vice President and
Controller