Form 10-Q
period 2004-05-31
LENNAR CORP /NEW/
filed 2004-07-15
CIK 920760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☒     NO  ☐

Common shares outstanding as of June 30, 2004:

Class A	123,471,003
Class B	32,581,831

Part I. Financial Information

Item 1. Financial Statements

Lennar Corporation and Subsidiaries

Consolidated Condensed Balance Sheets

(In thousands, except per share amounts)

	(Unaudited) May 31, 2004	November 30, 2003
ASSETS
Homebuilding:
Cash	$140,675	1,201,276
Receivables, net	124,350	60,392
Inventories:
Finished homes and construction in progress	2,945,800	2,006,548
Land under development	1,597,965	1,592,978
Consolidated inventory not owned	224,233	49,329
Land held for development	7,345	7,246

Total inventories	4,775,343	3,656,101
Investments in unconsolidated entities	696,020	390,334
Other assets	444,190	450,619

	6,180,578	5,758,722
Financial services	815,505	1,016,710

Total assets	$6,996,083	6,775,432

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable and other liabilities	$1,071,321	1,040,961
Liabilities related to consolidated inventory not owned	201,888	45,214
Senior notes and other debts payable, net	1,594,074	1,552,217

	2,867,283	2,638,392
Financial services	648,824	873,266

Total liabilities	3,516,107	3,511,658

Stockholders’ equity:
Preferred stock	—	—
Class A common stock of $0.10 par value per share, 125,960 shares issued at May 31, 2004	12,596	12,533
Class B common stock of $0.10 par value per share, 32,582 shares issued at May 31, 2004	3,258	3,251
Additional paid-in capital	1,378,369	1,358,304
Retained earnings	2,216,520	1,914,963
Unearned compensation	(4,064)	(4,301)
Deferred compensation plan; 528 Class A common shares and 53 Class B common shares at May 31, 2004	(4,864)	(4,919)
Deferred compensation liability	4,864	4,919
Treasury stock, at cost; 2,402 Class A common shares at May 31, 2004	(109,644)	—
Accumulated other comprehensive loss	(17,059)	(20,976)

Total stockholders’ equity	3,479,976	3,263,774

Total liabilities and stockholders’ equity	$6,996,083	6,775,432

See accompanying notes to consolidated condensed financial statements.

Lennar Corporation and Subsidiaries

Consolidated Condensed Statements of Earnings

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended May 31,		Six Months Ended May 31,
	2004	2003 (1)	2004	2003 (1)
Revenues:
Homebuilding	$2,210,723	1,967,013	3,968,105	3,439,348
Financial services	132,162	136,095	237,687	264,230

Total revenues	2,342,885	2,103,108	4,205,792	3,703,578

Costs and expenses:
Homebuilding	1,920,873	1,737,541	3,472,187	3,065,797
Financial services	99,868	98,917	182,398	192,707
Corporate general and administrative	31,251	25,727	59,929	47,391

Total costs and expenses	2,051,992	1,862,185	3,714,514	3,305,895

Equity in earnings from unconsolidated entities	13,958	11,316	19,235	19,918

Management fees and other income, net	18,701	5,295	36,737	10,725

Earnings before provision for income taxes	323,552	257,534	547,250	428,326

Provision for income taxes	122,141	97,219	206,587	161,693

Net earnings	$201,411	160,315	340,663	266,633

Basic earnings per share (2)	$1.30	1.13	2.19	1.89

Diluted earnings per share (2)	$1.22	1.02	2.06	1.71

Cash dividends per Class A common share (2)	$0.125	0.00625	0.25	0.0125

Cash dividends per Class B common share (2)	$0.125	0.00625	0.25	0.011875

(1)	Certain prior year amounts have been reclassified to conform to the 2004 presentation (see Note 1).
(2)	Per share amounts have been retroactively adjusted to reflect the effect of the Company’s January 2004 two-for-one stock split (see Notes 1 and 9).

See accompanying notes to consolidated condensed financial statements.

Lennar Corporation and Subsidiaries

Consolidated Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended May 31,
	2004	2003
Cash flows from operating activities:
Net earnings	$340,663	266,633
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	24,857	29,850
Amortization of discount on debt	8,731	12,911
Tax benefit from employee stock plans and vesting of restricted stock	7,306	4,255
Equity in earnings from unconsolidated entities	(19,235)	(19,918)
Deferred income tax provision (benefit)	23,468	(15,066)
Changes in assets and liabilities, net of effect from acquisitions:
Increase in receivables	(49,845)	(21,006)
Increase in inventories	(844,372)	(468,352)
Decrease (increase) in other assets	6,105	(25,300)
Decrease in financial services loans held-for-sale	210,943	224,485
Decrease in accounts payable and other liabilities	(7,592)	(117,130)

Net cash used in operating activities	(298,971)	(128,638)

Cash flows from investing activities:
Net additions to operating properties and equipment	(9,949)	(8,923)
Contributions to unconsolidated entities	(399,747)	(92,767)
Distributions from unconsolidated entities	122,206	128,681
Increase in financial services mortgage loans	(1,146)	(1,908)
Purchases of investment securities	(29,861)	(8,026)
Proceeds from investment securities	18,217	3,992
Acquisitions, net of cash acquired	(64,106)	(107,929)

Net cash used in investing activities	(364,386)	(86,880)

Cash flows from financing activities:
Net repayments under financial services short-term debt	(208,641)	(211,681)
Net proceeds from issuance of senior floating-rate notes	298,500	—
Net proceeds from issuance of 5.95% senior notes	—	341,730
Principal repayments on other borrowings	(335,950)	(158,690)
Common stock:
Issuances	11,561	7,832
Repurchases	(109,644)	—
Dividends	(39,106)	(1,993)

Net cash used in financing activities	(383,280)	(22,802)

Net decrease in cash	(1,046,637)	(238,320)
Cash at beginning of period	1,270,872	777,159

Cash at end of period	$224,235	538,839

Lennar Corporation and Subsidiaries

Consolidated Condensed Statements of Cash Flows — Continued

(Unaudited)

(In thousands)

	Six Months Ended May 31,
	2004	2003
Summary of cash:
Homebuilding	$140,675	480,719
Financial services	83,560	58,120

	$224,235	538,839

Supplemental disclosures of non-cash investing and financing activities:
Consolidated inventory not owned	$115,331	12,186
Purchases of inventory financed by sellers	$26,298	14,251

See accompanying notes to consolidated condensed financial statements.

Lennar Corporation and Subsidiaries

Notes to Consolidated Condensed Financial Statements

(Unaudited)

(1) Basis of Presentation

The accompanying consolidated condensed financial statements include the accounts of Lennar Corporation and all subsidiaries, partnerships and other entities in which Lennar Corporation has a controlling interest and variable interest entities (see Note 12) in which Lennar Corporation is deemed the primary beneficiary (the “Company”). The Company’s investments in both unconsolidated entities in which a significant, but less than controlling, interest is held and in variable interest entities in which the Company is not deemed to be the primary beneficiary, are accounted for by the equity method. All significant intercompany transactions and balances have been eliminated in consolidation. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the November 30, 2003 audited financial statements in the Company’s Annual Report on Form 10-K for the year then ended. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the accompanying consolidated condensed financial statements have been made.

The Company historically has experienced, and expects to continue to experience, variability in quarterly results. The consolidated condensed statements of earnings for the three and six months ended May 31, 2004 are not necessarily indicative of the results to be expected for the full year.

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

Certain prior year amounts in the consolidated condensed financial statements have been reclassified to conform with the 2004 presentation. These reclassifications had no impact on reported net earnings. In particular, homebuilding results reflect reclassifications that have been made to interest expense (now included in cost of homes sold and cost of land sold), equity in earnings from unconsolidated entities and management fees and other income, net.

(2) Operating and Reporting Segments

The Company has two operating and reporting segments: Homebuilding and Financial Services. The Company’s reportable segments are strategic business units that offer different products and services. Segment amounts include all elimination adjustments made in consolidation.

Homebuilding

Homebuilding operations primarily include the sale and construction of single-family attached and detached homes, as well as the purchase, development and sale of residential land directly and through the Company’s unconsolidated entities.

Financial Services

The Financial Services Division provides mortgage financing, title insurance, closing services and insurance agency services for both buyers of the Company’s homes and others. It sells the loans it originates in the secondary mortgage market. The Financial Services Division also provides high-speed Internet access, cable television, and alarm installation and monitoring services to residents of the Company’s communities and others.

Financial information relating to the Company’s reportable segments is as follows (unaudited):

	Three Months Ended May 31,		Six Months Ended May 31,
(In thousands)	2004	2003	2004	2003
Homebuilding Revenues:
Sales of homes	$2,063,707	1,894,991	3,726,804	3,335,150
Sales of land	147,016	72,022	241,301	104,198

Total homebuilding revenues	2,210,723	1,967,013	3,968,105	3,439,348

Homebuilding Costs and Expenses:
Cost of homes sold	1,580,001	1,464,733	2,869,300	2,590,670
Cost of land sold	90,482	59,069	149,134	86,859
Selling, general and administrative	250,390	213,739	453,753	388,268

Total homebuilding costs and expenses	1,920,873	1,737,541	3,472,187	3,065,797

Equity in earnings from unconsolidated entities	13,958	11,316	19,235	19,918
Management fees and other income, net	18,701	5,295	36,737	10,725

Homebuilding operating earnings	$322,509	246,083	551,890	404,194

Financial services revenues	$132,162	136,095	237,687	264,230
Financial services costs and expenses	99,868	98,917	182,398	192,707

Financial services operating earnings	$32,294	37,178	55,289	71,523

Corporate general and administrative expenses	31,251	25,727	59,929	47,391

Earnings before provision for income taxes	$323,552	257,534	547,250	428,326

(3) Investment in Unconsolidated Entities

In November 2003, the Company and LNR Property Corporation (“LNR”) each contributed its 50% interests in certain of its jointly-owned unconsolidated entities that had significant assets to a new limited liability company named LandSource Communities Development LLC (“LandSource”), in exchange for 50% interests in LandSource. In addition, in July 2003, the Company and LNR formed, and obtained 50% interests in, NWHL Investment, LLC (“NWHL”), which in January 2004 purchased The Newhall Land and Farming Company (“Newhall”) for a total of approximately $1 billion. Newhall’s primary business is developing two master-planned communities in Los Angeles County, California.

LandSource was formed as a vehicle to obtain financing based on the value of the combined assets of the joint venture entities that the Company and LNR contributed to LandSource. The Company and LNR used LandSource’s financing capacity, together with the financing value of Newhall’s assets, to obtain improved financing for part of the purchase price of Newhall and for working capital to be used by the LandSource subsidiaries and Newhall. The Company and LNR may merge NWHL with LandSource, and the Company and LNR may use LandSource for future joint ventures.

The Company and LNR each contributed approximately $200 million to NWHL, and LandSource and NWHL jointly obtained $600 million of bank financing, of which $400 million was used in connection with the acquisition of Newhall (the remainder of the acquisition price was paid with proceeds of a sale of income-producing properties from Newhall to LNR for $217 million at the closing of the transaction). The Company agreed to purchase 687 homesites and obtained options to purchase 623 homesites from Newhall. The Company is not obligated with regard to the borrowings by LandSource and NWHL, except that the Company and LNR have made limited maintenance guarantees and have committed to complete any property development commitments in the event LandSource and NWHL default. The combined assets and liabilities of LandSource and NWHL at May 31, 2004 were $1.3 billion and $719.0 million, respectively. The Company’s combined investment in LandSource and NWHL was $291.9 million at May 31, 2004.

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

	Three Months Ended May 31,		Six Months Ended May 31,
(In thousands, except per share amounts)	2004	2003	2004	2003
Numerator:
Numerator for basic earnings per share - net earnings	$201,411	160,315	340,663	266,633
Interest on zero-coupon senior convertible debentures due 2018, net of tax	—	1,664	—	3,306
Interest on zero-coupon convertible senior subordinated notes due 2021, net of tax	2,137	—	4,234	—

Numerator for diluted earnings per share	$203,548	161,979	344,897	269,939

Denominator:
Denominator for basic earnings per share - weighted average shares	154,970	141,590	155,249	141,428
Effect of dilutive securities:
Employee stock options and restricted stock	3,365	3,210	3,387	3,070
Zero-coupon senior convertible debentures due 2018	—	13,556	—	13,556
Zero-coupon convertible senior subordinated notes due 2021	8,969	—	8,969	—

Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversions	167,304	158,356	167,605	158,054

Basic earnings per share	$1.30	1.13	2.19	1.89

Diluted earnings per share	$1.22	1.02	2.06	1.71

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

The calculation of diluted earnings per share included 9.0 million shares (adjusted for the January 2004 two-for-one stock split) for the three and six months ended May 31, 2004 because the average closing price of the Company’s Class A common stock over the last twenty trading days of both the first and second quarter of 2004 exceeded 110% ($33.11 per share at May 31, 2004) of the accreted conversion price. These shares were not included in the calculation of diluted earnings per share for the three and six months ended May 31, 2003 because the contingencies discussed above were not met.

(5) Financial Services

The assets and liabilities related to the Company’s financial services operations were as follows:

	(Unaudited)
(In thousands)	May 31, 2004	November 30, 2003
Assets:
Cash and receivables, net	$302,680	301,530
Mortgage loans held-for-sale, net	331,558	542,507
Mortgage loans, net	31,605	30,451
Title plants	18,322	18,215
Investment securities	29,014	28,022
Goodwill, net	51,727	43,503
Other (including limited-purpose finance subsidiaries)	50,599	52,482

	$815,505	1,016,710

Liabilities:
Notes and other debts payable	$526,016	734,657
Other (including limited-purpose finance subsidiaries)	122,808	138,609

	$648,824	873,266

At May 31, 2004, the Financial Services Division (the “Division”) had warehouse lines of credit totaling $555 million to fund its mortgage loan activities. Borrowings under the facilities were $495.6 million at May 31, 2004. The warehouse lines of credit mature in May 2005 ($200 million) and in October 2005 ($355 million), at which time the Division expects both facilities to be renewed. The Division also had a $20 million revolving line of credit with a bank. The revolving line of credit was extended to August 2004, at which time the Division expects to enter into a new agreement. Borrowings under the line of credit were $19.4 million at May 31, 2004. Additionally, the Division had advances under a conduit funding agreement with a major financial institution amounting to $10.8 million at May 31, 2004.

(6) Cash

Cash as of May 31, 2004 and November 30, 2003 included $24.7 million and $68.7 million, respectively, of cash primarily held in escrow for approximately three days and $14.1 million and $45.2 million, respectively, of restricted deposits.

(7) Debt

In May 2004, the Company amended and restated its senior secured credit facilities (the “Credit Facilities”) to provide the Company with up to $1.2 billion of financing. The Credit Facilities consist of an $847 million revolving credit facility maturing in May 2009 and a $363 million 364-day revolving credit facility maturing in May 2005. Prior to the amendment, in March 2004, the Company repaid the remaining outstanding balance of the term loan B portion of the Credit Facilities. The Company may elect to convert borrowings under the 364-day revolving credit facility to a term loan, which would mature in May 2009. The Credit Facilities also include a $190 million accordion feature, under which the Credit Facilities may be increased to $1.4 billion, subject to additional commitments. The Credit Facilities are guaranteed on a joint and several basis by substantially all of the Company’s subsidiaries, other than finance company subsidiaries (which include mortgage and title insurance subsidiaries) or foreign subsidiaries. Interest rates are LIBOR-based and the margins are set by a pricing grid with thresholds that adjust based on changes in the Company’s leverage ratio and the Credit Facilities’ credit ratings. At May 31, 2004, no amounts were outstanding under the Credit Facilities.

(7) Debt, Continued

At May 31, 2004, the Company had letters of credit outstanding in the amount of $636.8 million. The majority of these letters of credit is posted with regulatory bodies to guarantee the Company’s performance of certain development and construction activities or are posted in lieu of cash deposits on option contracts. Of the Company’s total letters of credit, $345.5 million were collateralized against certain borrowings available under the Credit Facilities.

In March and April 2004, the Company issued a total of $300 million of senior floating-rate notes due 2009 (the “Notes”). Interest on the Notes is at three-month LIBOR plus 0.75%. Substantially all of the Company’s subsidiaries, other than finance company subsidiaries and foreign subsidiaries, and other than subsidiaries formed or acquired after October 9, 2001, guaranteed the Notes. The subsidiaries formed or acquired by the Company after October 9, 2001 will not be guarantors unless and until their guarantees are registered under the Securities Act of 1933, as amended.

In the Supplemental Indenture relating to the Notes, the Company agreed to file by March 31, 2004, a registration statement relating to the guarantees by subsidiaries formed or acquired after October 9, 2001, but the Company did not do so because of questions regarding what information was required in that registration statement. Instead of filing a registration statement relating solely to the additional guarantees, on June 29, 2004, the Company filed a registration statement relating to an offer to exchange fully guaranteed senior floating-rate notes due 2009, series B (the “New Notes”) for the Notes. The New Notes would be substantially identical with the Notes, except that the New Notes would be guaranteed by all of the Company’s wholly-owned subsidiaries, including subsidiaries formed or acquired by the Company after October 9, 2001, other than finance company subsidiaries or foreign subsidiaries.

Although the Company’s commitment to register the additional guarantees of the Notes was made in order to fulfill the requirements of the Securities Act of 1933 and the rules under it, it is possible that the Company’s commitment or the financial information the Company provided regarding the guarantor subsidiaries did not fully satisfy those requirements. If it did not, a person who purchased Notes from the Company in March or April 2004 could have the right to rescind the purchase or to recover damages, if any, incurred in a sale of Notes. This would not have a material effect on the Company.

(8) Guarantees

Warranty and similar reserves for homes are established at an amount estimated to be adequate to cover potential costs for materials and labor with regard to warranty-type claims to be incurred subsequent to the delivery of a home. Reserves are determined based on historical data and trends with respect to similar product types and geographical areas. Warranty reserves are included in accounts payable and other liabilities in the consolidated condensed balance sheets. The following table sets forth the activity in the Company’s warranty reserve for the six months ended May 31, 2004 (unaudited):

(In thousands)
Warranty reserve, November 30, 2003	$116,571
Provision	51,921
Payments	(54,850)

Warranty reserve, May 31, 2004	$113,642

In some instances, the Company and/or its partners have provided varying levels of guarantees on certain unconsolidated entity debt. At May 31, 2004, the Company had recourse guarantees of $80.4 million and limited maintenance guarantees of $254.1 million of unconsolidated entity debt. When the Company and/or its partners provide a guarantee, the unconsolidated entity generally receives more favorable terms from its lenders than would otherwise be available to it. The limited maintenance guarantees only apply if an unconsolidated entity defaults on its loan arrangements and the value of the collateral (generally land and improvements) is less than a specified percentage of the loan balance. If the Company is required to make a payment under a limited maintenance guarantee to bring the value of the collateral above the specified percentage of the loan balance, the payment would constitute a capital contribution or loan to the unconsolidated entity and increase the Company’s share of any funds the unconsolidated entity distributes. At May 31, 2004, there were no assets held as collateral that, upon the occurrence of any triggering event or condition under a guarantee, the Company could obtain and liquidate to recover all or a portion of the amounts to be paid under a guarantee.

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

In June 2001, the Company’s Board of Directors increased the previously authorized stock repurchase program to permit future purchases of up to 20 million shares (adjusted for the January 2004 two-for-one stock split) of the Company’s outstanding Class A common stock. In December 2003, the Company granted approximately 2.4 million stock options (adjusted for the Company’s January 2004 two-for-one stock split) to employees under the Company’s 2003 Stock Option and Restricted Stock Plan and in January 2004, the Company repurchased a similar number of shares of its outstanding Class A common stock for an aggregate purchase price of approximately $109.6 million, or $45.64 per share (adjusted for the Company’s January 2004 two-for-one stock split). As of May 31, 2004, 17.6 million Class A common shares can be repurchased in the future under the program.

(10) Comprehensive Income

The components of comprehensive income were as follows (unaudited):

	Three Months Ended May 31,		Six Months Ended May 31,
(In thousands)	2004	2003	2004	2003
Net earnings	$201,411	160,315	340,663	266,633
Change in unrealized loss on interest rate swaps, net of related tax effects	5,312	(1,845)	4,254	(5,895)
Change in net unrealized loss on available-for-sale investment securities, net of related tax effects	(337)	—	(337)	—

Comprehensive income	$206,386	158,470	344,580	260,738

The Company has various interest rate swap agreements which effectively convert variable interest rates to fixed interest rates on $300 million of outstanding debt related to its homebuilding operations. The swap agreements have been designated as cash flow hedges and, accordingly, are reflected at their fair value in the consolidated condensed balance sheets. The related gain (loss) is deferred, net of tax, in stockholders’ equity as accumulated other comprehensive gain (loss).

(11) Stock-Based Compensation

The Company grants stock options to certain employees for fixed numbers of shares with, in each instance, an exercise price not less than the fair value of the shares at the date of the grant. The Company accounts for the stock option grants in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. No compensation expense is recognized if stock options granted have exercise prices not less than the market value of the Company’s stock on the date of the grant. Compensation expense is recognized for stock option grants if the options are performance-based and the Company’s stock has appreciated from the grant date to the measurement date to a market value greater than the exercise price of the options. Compensation expense for performance-based options is recognized using the straight-line method over the vesting period of the options based on the difference between the exercise price of the options and the market value of the Company’s stock on the measurement date. The Company also grants restricted stock, which is valued based on the market price of the common stock on the date of the grant. Compensation expense arising from restricted stock grants is recognized using the straight-line method over the period of the restrictions. Unearned compensation for performance-based options and restricted stock is shown as a reduction of stockholders’ equity in the consolidated condensed balance sheets.

(11) Stock-Based Compensation, Continued

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, to stock-based employee compensation (unaudited):

	Three Months Ended May 31,		Six Months Ended May 31,
(In thousands, except per share amounts)	2004	2003	2004	2003
Net earnings, as reported	$201,411	160,315	340,663	266,633

Add: Total stock-based employee compensation expense included in reported net earnings, net of related tax effects	478	484	921	968

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,331)	(2,458)	(6,415)	(4,406)

Pro forma net earnings	$198,558	158,341	335,169	263,195

Earnings per share:
Basic—as reported	$1.30	1.13	2.19	1.89

Basic—pro forma	$1.28	1.12	2.16	1.86

Diluted—as reported	$1.22	1.02	2.06	1.71

Diluted—pro forma	$1.20	1.01	2.03	1.69

(12) Consolidation of Variable Interest Entities

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, as further clarified and amended by the FASB’s issuance of a revision to FIN 46 in December 2003, which requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interest entities created before February 1, 2003, FIN 46 applied in the Company’s second quarter ended May 31, 2004. The adoption of FIN 46 did not have a material impact on the Company’s results of operations or cash flows.

Unconsolidated Entities

At May 31, 2004, the Company had investments in and advances to unconsolidated entities established to acquire and develop land for sale to the Company in connection with its homebuilding operations, for sale to third parties or for the construction of homes for sale to third party homebuyers. The Company evaluated all agreements under FIN 46. During the six months ended May 31, 2004, the Company consolidated one entity under FIN 46, which was created prior to February 1, 2003. This entity had $28.5 million of assets and $11.0 million of liabilities at May 31, 2004.

(12) Consolidation of Variable Interest Entities, Continued

At May 31, 2004, the Company’s recorded investment in unconsolidated entities was $696.0 million; however, the Company’s estimated maximum exposure to loss with regard to unconsolidated entities was its recorded investments in these entities in addition to the exposure under the guarantees discussed in Note 8.

Option Contracts

The Company evaluated all option contracts for land (including option contracts entered into prior to February 1, 2003) and determined it was the primary beneficiary of certain of these option contracts. Although the Company does not have legal title to the optioned land, under FIN 46, the Company, as the primary beneficiary, is required to consolidate the land under option at fair value (the exercise price). The effect of the consolidation of these option contracts was an increase of $115.3 million ($19.3 million relates to contracts created prior to February 1, 2003) to consolidated inventory not owned with a corresponding increase to liabilities related to consolidated inventory not owned in the accompanying consolidated condensed balance sheet as of May 31, 2004. To reflect the fair value of the inventory consolidated under FIN 46, the Company reclassified $20.2 million ($5.4 million relates to contracts entered into prior to February 1, 2003) of related option deposits from land under development to consolidated inventory not owned. The liabilities related to consolidated inventory not owned represent the difference between the exercise price of the optioned land and the Company’s option deposits.

At May 31, 2004, the Company’s exposure to loss related to its option contracts with third parties and unconsolidated entities represented its non-refundable deposits and advanced costs on real estate totaling $211.0 million as well as letters of credit posted in lieu of cash deposits.

(13) New Accounting Pronouncement

In March 2004, the Securities and Exchange Commission (“SEC”) released SEC Staff Accounting Bulletin (“SAB”) No. 105, Application of Accounting Principles to Loan Commitments. SAB No. 105 provides the SEC staff position regarding the application of accounting principles generally accepted in the United States of America to loan commitments that relate to the origination of mortgage loans that will be held for resale. SAB No. 105 contains specific guidance on the inputs to a valuation-recognition model to measure loan commitments accounted for at fair value. Current accounting guidance requires the commitment to be recognized on the balance sheet at fair value from its inception through its expiration or funding. SAB No. 105 requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. In addition, SAB No. 105 requires the disclosure of both the accounting policy for loan commitments including the methods and assumptions used to estimate the fair value of loan commitments and any associated hedging strategies. SAB No. 105 is effective for all loan commitments accounted for as derivatives and entered into subsequent to March 31, 2004. The implementation of SAB No. 105 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

(14) Supplemental Financial Information

The Company’s obligations to pay principal, premium, if any, and interest under certain debt instruments are guaranteed on a joint and several basis by substantially all of the Company’s subsidiaries, other than finance company subsidiaries and foreign subsidiaries. The guarantees are full and unconditional and the guarantor subsidiaries are 100% directly or indirectly owned by Lennar Corporation. Other obligations are guaranteed by all those subsidiaries other than subsidiaries formed or acquired after October 9, 2001. The Company has determined that separate, full financial statements of the guarantors would not be material to investors and, accordingly, supplemental financial information for the guarantors is presented. Guarantor A subsidiaries are subsidiaries acquired or formed on or prior to October 9, 2001. Guarantor B subsidiaries are subsidiaries acquired or formed subsequent to October 9, 2001. In June 2004, the Company filed a registration statement under the Securities Act of 1933 relating to an offer to exchange notes guaranteed by both Guarantor A and Guarantor B subsidiaries for notes that are currently guaranteed only by Guarantor A subsidiaries.

Consolidating Condensed Balance Sheet

May 31, 2004

(Unaudited)

(In thousands)	Lennar Corporation	Guarantor A Subsidiaries	Guarantor B Subsidiaries	Total Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Homebuilding:

Cash and receivables, net	$1,644	242,974	20,407	263,381	—	—	265,025
Inventories	—	4,287,664	480,996	4,768,660	6,683	—	4,775,343
Investments in unconsolidated entities	—	671,105	24,915	696,020	—	—	696,020
Other assets	86,205	252,716	105,223	357,939	46	—	444,190
Investments in subsidiaries	4,041,250	423,368	—	423,368	—	(4,464,618)	—

	4,129,099	5,877,827	631,541	6,509,368	6,729	(4,464,618)	6,180,578
Financial services	—	21,071	—	21,071	805,583	(11,149)	815,505

Total assets	$4,129,099	5,898,898	631,541	6,530,439	812,312	(4,475,767)	6,996,083

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:

Accounts payable and other liabilities	$745,164	279,339	46,861	326,200	—	(43)	1,071,321
Liabilities related to consolidated inventory not owned	—	193,703	8,185	201,888	—	—	201,888
Senior notes and other debts payable, net	1,489,449	115,731	—	115,731	—	(11,106)	1,594,074
Intercompany	(1,585,490)	1,352,888	485,815	1,838,703	(253,213)	—	—

	649,123	1,941,661	540,861	2,482,522	(253,213)	(11,149)	2,867,283

Financial services	—	6,667	—	6,667	642,157	—	648,824

Total liabilities	649,123	1,948,328	540,861	2,489,189	388,944	(11,149)	3,516,107

Stockholders’ equity	3,479,976	3,950,570	90,680	4,041,250	423,368	(4,464,618)	3,479,976

Total liabilities and stockholders’ equity	$4,129,099	5,898,898	631,541	6,530,439	812,312	(4,475,767)	6,996,083

(14) Supplemental Financial Information, Continued

Consolidating Condensed Balance Sheet

November 30, 2003

(Unaudited)

(In thousands)	Lennar Corporation	Guarantor A Subsidiaries	Guarantor B Subsidiaries	Total Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Homebuilding:

Cash and receivables, net	$895,715	340,163	25,790	365,953	—	—	1,261,668
Inventories	—	3,258,796	390,697	3,649,493	6,608	—	3,656,101
Investments in unconsolidated entities	16,346	364,499	9,489	373,988	—	—	390,334
Other assets	99,614	249,499	101,506	351,005	—	—	450,619
Investments in subsidiaries	3,541,747	390,722	—	390,722	—	(3,932,469)	—

	4,553,422	4,603,679	527,482	5,131,161	6,608	(3,932,469)	5,758,722
Financial services	—	16,285	—	16,285	1,000,425	—	1,016,710

Total assets	$4,553,422	4,619,964	527,482	5,147,446	1,007,033	(3,932,469)	6,775,432

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:

Accounts payable and other liabilities	$325,695	658,057	56,984	715,041	225	—	1,040,961
Liabilities related to consolidated inventory not owned	—	45,214	—	45,214	—	—	45,214
Senior notes and other debts payable, net	1,476,860	75,321	36	75,357	—	—	1,552,217
Intercompany	(512,907)	369,936	392,931	762,867	(249,960)	—	—

	1,289,648	1,148,528	449,951	1,598,479	(249,735)	—	2,638,392
Financial services	—	7,220	—	7,220	866,046	—	873,266

Total liabilities	1,289,648	1,155,748	449,951	1,605,699	616,311	—	3,511,658

Stockholders’ equity	3,263,774	3,464,216	77,531	3,541,747	390,722	(3,932,469)	3,263,774

Total liabilities and stockholders’ equity	$4,553,422	4,619,964	527,482	5,147,446	1,007,033	(3,932,469)	6,775,432

(14) Supplemental Financial Information, Continued

Consolidating Condensed Statement of Earnings

Three Months Ended May 31, 2004

(Unaudited)

(In thousands)	Lennar Corporation	Guarantor A Subsidiaries	Guarantor B Subsidiaries	Total Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Homebuilding	$—	2,014,390	196,333	2,210,723	—	—	2,210,723
Financial services	—	8,448	—	8,448	129,032	(5,318)	132,162

Total revenues	—	2,022,838	196,333	2,219,171	129,032	(5,318)	2,342,885

Costs and expenses:
Homebuilding	—	1,738,033	183,334	1,921,367	163	(657)	1,920,873
Financial services	—	2,612	—	2,612	101,917	(4,661)	99,868
Corporate general and administrative	31,251	—	—	—	—	—	31,251

Total costs and expenses	31,251	1,740,645	183,334	1,923,979	102,080	(5,318)	2,051,992

Equity in earnings (loss) from unconsolidated entities	—	14,980	(1,022)	13,958	—	—	13,958

Management fees and other income, net	—	18,302	399	18,701	—	—	18,701

Earnings (loss) before provision (benefit) for income taxes	(31,251)	315,475	12,376	327,851	26,952	—	323,552
Provision (benefit) for income taxes	(11,900)	119,092	4,672	123,764	10,277	—	122,141
Equity in earnings (loss) from subsidiaries	220,762	16,675	—	16,675	—	(237,437)	—

Net earnings (loss)	$201,411	213,058	7,704	220,762	16,675	(237,437)	201,411

Consolidating Condensed Statement of Earnings

Three Months Ended May 31, 2003

(Unaudited)

(In thousands)	Lennar Corporation	Guarantor A Subsidiaries	Guarantor B Subsidiaries	Total Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Homebuilding	$—	1,758,878	208,135	1,967,013	—	—	1,967,013
Financial services	—	5,588	—	5,588	135,682	(5,175)	136,095

Total revenues	—	1,764,466	208,135	1,972,601	135,682	(5,175)	2,103,108

Costs and expenses:
Homebuilding	—	1,551,066	187,496	1,738,562	159	(1,180)	1,737,541
Financial services	—	5,645	—	5,645	97,267	(3,995)	98,917
Corporate general and administrative	25,727	—	—	—	—	—	25,727

Total costs and expenses	25,727	1,556,711	187,496	1,744,207	97,426	(5,175)	1,862,185

Equity in earnings (loss) from unconsolidated entities	—	11,343	(27)	11,316	—	—	11,316

Management fees and other income, net	—	4,882	413	5,295	—	—	5,295

Earnings (loss) before provision (benefit) for income taxes	(25,727)	223,980	21,025	245,005	38,256	—	257,534
Provision (benefit) for income taxes	(9,802)	84,553	7,937	92,490	14,531	—	97,219
Equity in earnings (loss) from subsidiaries	176,240	23,725	—	23,725	—	(199,965)	—

Net earnings (loss)	$160,315	163,152	13,088	176,240	23,725	(199,965)	160,315

(14) Supplemental Financial Information, Continued

Consolidating Condensed Statement of Earnings

Six Months Ended May 31, 2004

(Unaudited)

(In thousands)	Lennar Corporation	Guarantor A Subsidiaries	Guarantor B Subsidiaries	Total Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Homebuilding	$—	3,630,406	337,699	3,968,105	—	—	3,968,105
Financial services	—	10,650	—	10,650	236,146	(9,109)	237,687

Total revenues	—	3,641,056	337,699	3,978,755	236,146	(9,109)	4,205,792

Costs and expenses:
Homebuilding	—	3,157,024	315,911	3,472,935	422	(1,170)	3,472,187
Financial services	—	5,311	—	5,311	185,026	(7,939)	182,398
Corporate general and administrative	59,929	—	—	—	—	—	59,929

Total costs and expenses	59,929	3,162,335	315,911	3,478,246	185,448	(9,109)	3,714,514

Equity in earnings (loss) from unconsolidated entities	—	22,224	(2,989)	19,235	—	—	19,235

Management fees and other income, net	—	34,413	2,324	36,737	—	—	36,737

Earnings (loss) before provision (benefit) for income taxes	(59,929)	535,358	21,123	556,481	50,698	—	547,250
Provision (benefit) for income taxes	(22,719)	202,098	7,974	210,072	19,234	—	206,587
Equity in earnings (loss) from subsidiaries	377,873	31,464	—	31,464	—	(409,337)	—

Net earnings (loss)	$340,663	364,724	13,149	377,873	31,464	(409,337)	340,663

Consolidating Condensed Statement of Earnings

Six Months Ended May 31, 2003

(Unaudited)

(In thousands)	Lennar Corporation	Guarantor A Subsidiaries	Guarantor B Subsidiaries	Total Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Homebuilding	$—	3,055,017	384,331	3,439,348	—	—	3,439,348
Financial services	—	6,884	—	6,884	263,481	(6,135)	264,230

Total revenues	—	3,061,901	384,331	3,446,232	263,481	(6,135)	3,703,578

Costs and expenses:
Homebuilding	—	2,720,157	347,487	3,067,644	293	(2,140)	3,065,797
Financial services	—	7,216	—	7,216	189,486	(3,995)	192,707
Corporate general and administrative	47,391	—	—	—	—	—	47,391

Total costs and expenses	47,391	2,727,373	347,487	3,074,860	189,779	(6,135)	3,305,895

Equity in earnings (loss) from unconsolidated entities	—	19,938	(20)	19,918	—	—	19,918

Management fees and other income, net	—	9,779	946	10,725	—	—	10,725

Earnings (loss) before provision (benefit) for income taxes	(47,391)	364,245	37,770	402,015	73,702	—	428,326
Provision (benefit) for income taxes	(18,051)	137,503	14,258	151,761	27,983	—	161,693
Equity in earnings (loss) from subsidiaries	295,973	45,719	—	45,719	—	(341,692)	—

Net earnings (loss)	$266,633	272,461	23,512	295,973	45,719	(341,692)	266,633

(14) Supplemental Financial Information, Continued

Consolidating Condensed Statement of Cash Flows

Six Months Ended May 31, 2004

(Unaudited)

(In thousands)	Lennar Corporation	Guarantor A Subsidiaries	Guarantor B Subsidiaries	Total Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net earnings (loss)	$340,663	364,724	13,149	377,873	31,464	(409,337)	340,663
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities	89,206	(1,261,679)	(95,905)	(1,357,584)	208,301	420,443	(639,634)

Net cash provided by (used in) operating activities	429,869	(896,955)	(82,756)	(979,711)	239,765	11,106	(298,971)

Cash flows from investing activities:
Increase in investments in unconsolidated entities, net	—	(259,126)	(18,415)	(277,541)	—	—	(277,541)
Acquisitions, net of cash acquired	—	(55,634)	—	(55,634)	(8,472)	—	(64,106)
Other	(11,533)	(4,509)	(610)	(5,119)	(6,087)	—	(22,739)

Net cash used in investing activities	(11,533)	(319,269)	(19,025)	(338,294)	(14,559)	—	(364,386)

Cash flows from financing activities:
Net borrowings (repayments) under other borrowings	(296,000)	(40,622)	(36)	(40,658)	43	665	(335,950)
Net repayments under financial services short-term debt	—	—	—	—	(208,641)		(208,641)
Net proceeds from issuance of senior floating-rate notes	298,500	11,771	—	11,771	—	(11,771)	298,500
Common stock:
Issuances	11,561	—	—	—	—	—	11,561
Repurchases	(109,644)	—	—	—	—	—	(109,644)
Dividends	(39,106)	—	—	—	—	—	(39,106)
Intercompany	(1,177,150)	1,087,049	92,884	1,179,933	(2,783)	—	—

Net cash provided by (used in) financing activities	(1,311,839)	1,058,198	92,848	1,151,046	(211,381)	(11,106)	(383,280)

Net increase (decrease) in cash	(893,503)	(158,026)	(8,933)	(166,959)	13,825	—	(1,046,637)

Cash at beginning of period	893,503	284,907	22,888	307,795	69,574	—	1,270,872

Cash at end of period	$—	126,881	13,955	140,836	83,399	—	224,235

(14) Supplemental Financial Information, Continued

Consolidating Condensed Statement of Cash Flows

Six Months Ended May 31, 2003

(Unaudited)

(In thousands)	Lennar Corporation	Guarantor A Subsidiaries	Guarantor B Subsidiaries	Total Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net earnings (loss)	$266,633	272,461	23,512	295,973	45,719	(341,692)	266,633
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities	(362,157)	(520,184)	(81,229)	(601,413)	233,530	334,769	(395,271)

Net cash provided by (used in) operating activities	(95,524)	(247,723)	(57,717)	(305,440)	279,249	(6,923)	(128,638)

Cash flows from investing activities:
Decrease (increase) in investments in unconsolidated entities, net	—	36,114	(200)	35,914	—	—	35,914
Acquisitions, net of cash acquired	—	—	(100,668)	(100,668)	(7,261)	—	(107,929)
Other	(5,091)	798	(411)	387	(10,161)	—	(14,865)

Net cash provided by (used in) investing activities	(5,091)	36,912	(101,279)	(64,367)	(17,422)	—	(86,880)

Cash flows from financing activities:
Net borrowings (repayments) under other borrowings	(93,000)	(57,225)	(15,520)	(72,745)	132	6,923	(158,690)
Net repayments under financial services short-term debt	—	—	—	—	(211,681)	—	(211,681)
Net proceeds from issuance of 5.95% senior notes	341,730	—	—	—	—	—	341,730
Common stock:
Issuances	7,832	—	—	—	—	—	7,832
Dividends	(1,993)	—	—	—	—	—	(1,993)
Intercompany	(409,288)	285,643	161,805	447,448	(38,160)	—	—

Net cash provided by (used in) financing activities	(154,719)	228,418	146,285	374,703	(249,709)	6,923	(22,802)

Net increase (decrease) in cash	(255,334)	17,607	(12,711)	4,896	12,118	—	(238,320)

Cash at beginning of period	621,163	97,284	12,711	109,995	46,001	—	777,159

Cash at end of period	$365,829	114,891	—	114,891	58,119	—	538,839

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the statements contained in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. By their nature, forward-looking statements involve risks, uncertainties and other factors that may cause actual results to differ materially from those which the statements anticipate. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “can,” “could,” “might,” “guidance,” “goal,” “visibility,” or words or phrases of similar meaning in connection with discussion of anticipated or targeted future operating or financial performance. Factors which may affect our results include, but are not limited to, changes in general economic conditions, the market and prices for homes generally and in areas where we have developments, the availability and cost of land suitable for residential development, prices of materials, labor costs, interest rates, consumer confidence, competition, terrorist acts or other acts of war, environmental factors and government regulations affecting our operations. See our Annual Report on Form 10-K for the year ended November 30, 2003 for a further discussion of these and other risks and uncertainties applicable to our business.

(1) Results of Operations

Overview

Net earnings were $201.4 million, or $1.22 per share diluted ($1.30 per share basic), in the second quarter of 2004, compared to $160.3 million, or $1.02 per share diluted ($1.13 per share basic), in the second quarter of 2003. For the six months ended May 31, 2004, net earnings were $340.7 million, or $2.06 per share diluted ($2.19 per share basic), compared to $266.6 million, or $1.71 per share diluted ($1.89 per share basic) in 2003. Basic and diluted earnings per share amounts and weighted average shares outstanding have been adjusted to reflect the effect of our January 2004 two-for-one stock split.

Homebuilding

The following tables set forth selected financial and operational information related to our Homebuilding Division for the periods indicated (unaudited):

(Dollars in thousands, except average sales price)	Three Months Ended May 31,		Six Months Ended May 31,
	2004	2003	2004	2003
Revenues:
Sales of homes	$2,063,707	1,894,991	3,726,804	3,335,150
Sales of land	147,016	72,022	241,301	104,198

Total revenues	2,210,723	1,967,013	3,968,105	3,439,348

Costs and expenses:
Cost of homes sold	1,580,001	1,464,733	2,869,300	2,590,670
Cost of land sold	90,482	59,069	149,134	86,859
Selling, general and administrative	250,390	213,739	453,753	388,268

Total costs and expenses	1,920,873	1,737,541	3,472,187	3,065,797

Equity in earnings from unconsolidated entities	13,958	11,316	19,235	19,918
Management fees and other income, net	18,701	5,295	36,737	10,725

Operating earnings	$322,509	246,083	551,890	404,194

Gross margin on home sales	23.4%	22.7%	23.0%	22.3%
S,G&A expenses as a % of revenues from home sales	12.1%	11.3%	12.2%	11.6%

Operating margin as a % of revenues from home sales	11.3%	11.4%	10.8%	10.7%

Average sales price	$266,000	257,000	261,000	256,000

Prior year amounts contain reclassifications to conform to the 2004 presentation. These reclassifications had no impact on reported net earnings. Homebuilding results reflect reclassifications that have been made to interest expense (now included in cost of homes sold and cost of land sold), equity in earnings from unconsolidated entities and management fees and other income, net.

Summary of Home and Backlog Data By Region

(Dollars in thousands) (Unaudited)
	Three Months Ended May 31,		At or for the Six Months Ended May 31,
Deliveries	2004	2003	2004	2003
East	2,366	2,278	4,542	4,006
Central	2,496	2,459	4,485	4,313
West	3,065	2,834	5,554	5,082

Total	7,927	7,571	14,581	13,401

Of the deliveries listed above, 162 and 321 deliveries relate to unconsolidated entities for the three and six months ended May 31, 2004, respectively, compared to 186 and 374 deliveries in the same periods last year.

New Orders
East	3,972	3,405	7,312	5,996
Central	3,106	2,805	5,325	4,909
West	4,387	3,588	7,532	5,604

Total	11,465	9,798	20,169	16,509

Of the new orders listed above, 489 and 810 new orders relate to unconsolidated entities for the three and six months ended May 31, 2004, respectively, compared to 730 and 915 new orders in the same periods last year.

Backlog – Homes
East			8,891	6,819
Central			3,337	3,309
West			7,189	5,477

Total			19,417	15,605

Of the homes in backlog listed above, 1,320 homes in backlog relate to unconsolidated entities at May 31, 2004, compared to 986 homes at May 31, 2003.

Backlog Dollar Value
(including unconsolidated entities)			$5,860,582	4,218,634

At May 31, 2004, our market regions consisted of homebuilding divisions in the following states: East: Florida, Maryland, Virginia, New Jersey, North Carolina and South Carolina. Central: Texas, Illinois and Minnesota. West: California, Colorado, Arizona and Nevada.

Revenues from sales of homes increased 9% and 12% in the three and six months ended May 31, 2004, respectively, compared to the same periods in 2003. Revenues were higher due primarily to a 5% and 9% increase in the number of new home deliveries (excluding unconsolidated entities) and a 4% and 2% increase in the average sales price of homes delivered for the three and six months ended May 31, 2004, respectively, compared to the same periods in 2003. New home deliveries were higher in each of our regions compared to 2003.

Gross margins on home sales were $483.7 million, or 23.4%, and $857.5 million, or 23.0%, in the three and six months ended May 31, 2004, respectively, compared to $430.3 million, or 22.7%, and $744.5 million, or 22.3%, in the same periods last year. Margins were positively impacted by an improvement in our East and Central Regions, combined with lower interest costs due to a lower debt leverage ratio while we continued to grow.

Selling, general and administrative expenses as a percentage of revenues from home sales were 12.1% and 12.2% in the three and six months ended May 31, 2004, respectively, compared to 11.3% and 11.6% in the same periods last year. The increase in 2004 was primarily due to higher personnel-related expenses resulting from increased land sales, compared to the same periods last year.

Revenues on land sales totaled $147.0 million and $241.3 million in the three and six months ended May 31, 2004, respectively, compared to $72.0 million and $104.2 million in the same periods in 2003. Gross margins on land sales were $56.5 million, or 38.5%, for the three months ended May 31, 2004, compared to $13.0 million, or 18.0%, in the same period in 2003. Gross margins on land sales were $92.2 million, or 38.2%, for the six months ended May 31, 2004, compared to $17.3 million, or 16.6%, in the same period in 2003. Margins were positively impacted by each of our regions, with a strong contribution from our East Region. Equity in earnings from unconsolidated entities was $14.0 million and $19.2 million in the three and six months ended May 31, 2004, respectively, compared to $11.3 million and $19.9 million in the same periods last year. Management fees and other income, net totaled $18.7 million and $36.7 million in the three and six months ended May 31, 2004, respectively, compared to $5.3 million and $10.7 million in the same periods last year. Sales of land, equity in earnings from unconsolidated entities and management fees and other income, net may vary significantly from period to period depending on the timing of land sales and other transactions entered into by us and unconsolidated entities in which we have investments.

Homebuilding interest expense (primarily included in cost of homes sold and cost of land sold) was $30.1 million and $55.4 million for the three and six months ended May 31, 2004, respectively, compared to $36.3 million and $66.5 million in the same periods last year.

At May 31, 2004, we owned approximately 86,000 homesites and had access to an additional 141,000 homesites through either option contracts or unconsolidated entities in which we had investments. At May 31, 2004, approximately 15% of the homesites we owned were subject to home purchase contracts. At May 31, 2004, our backlog of sales contracts was 19,417 homes ($5.9 billion), compared to 15,605 homes ($4.2 billion) at May 31, 2003. The higher backlog was primarily attributable to our homebuilding acquisitions, which resulted in higher new orders in the second quarter of 2004, compared to the same period last year. As a result of these acquisitions combined with our organic growth, inventories, excluding consolidated inventory not owned, increased 26% from November 30, 2003 to May 31, 2004, while revenues from sales of homes increased 12% for the six months ended May 31, 2004, compared to the same period last year.

Financial Services

The following table presents selected financial data related to our Financial Services Division for the periods indicated (unaudited):

	Three Months Ended May 31,		Six Months Ended May 31,
(Dollars in thousands)	2004	2003	2004	2003
Revenues	$132,162	136,095	237,687	264,230
Costs and expenses	99,868	98,917	182,398	192,707

Operating earnings	$32,294	37,178	55,289	71,523

Dollar value of mortgages originated	$1,819,000	1,910,000	3,173,000	3,429,000

Number of mortgages originated	9,400	10,400	16,600	18,700

Mortgage capture rate of Lennar homebuyers	71%	73%	70%	71%

Number of title transactions (excluding title policies issued)	53,000	64,000	92,000	119,000

Number of title policies issued	50,000	40,000	86,000	73,000

Operating earnings for the Financial Services Division (the “Division”) were $32.3 million and $55.3 million in the three and six months ended May 31, 2004, respectively, compared to $37.2 million and $71.5 million in the same periods last year. The decline in operating earnings in 2004 was primarily due to a decrease in refinance transactions and a more competitive mortgage environment, which resulted in reduced profitability from the Division’s mortgage and title operations, compared to 2003. The decline in operating earnings in the three and six months ended May 31, 2004 was partially offset by a $6.5 million gain generated from monetizing the majority of the Division’s alarm monitoring contracts.

Corporate General and Administrative

Corporate general and administrative expenses as a percentage of total revenues were 1.3% and 1.4% in the three and six months ended May 31, 2004, respectively, compared to 1.2% and 1.3% in the same periods last year.

(2) Liquidity and Capital Resources

Operating Cash Flow Activity

In the six months ended May 31, 2004, cash flows used in operating activities amounted to $299.0 million, compared to $128.6 million in the same period last year, consisting primarily of an increase in inventories to support a significantly higher backlog combined with the accelerated takedown of homesites under option, offset by net earnings and a decrease in loans held-for-sale. We finance our land acquisition and development activities, construction activities, financial services activities and general operating needs primarily with cash generated from operations and public debt issuances, as well as cash borrowed under revolving credit facilities.

Investing Cash Flow Activity

Cash flows used in investing activities totaled $364.4 million in the six months ended May 31, 2004, compared to $86.9 million in the same period last year. In the six months ended May 31, 2004, we contributed $399.7 million to unconsolidated entities in which we invest. In particular, we contributed approximately $200 million to an entity to fund the entity’s purchase of The Newhall Land and Farming Company (“Newhall”). During the same period last year, we contributed $92.8 million to unconsolidated entities. Additionally, we used $64.1 million of cash for acquisitions during the six months ended May 31, 2004, compared to $107.9 million in the same period last year. The results of operations of the acquired companies are included in our results of operations since their respective acquisition dates. We are always looking at the possibility of acquiring homebuilders and other companies. However, we have no agreements or understandings regarding any significant transactions.

In July 2003, we formed a joint venture with LNR Property Corporation (“LNR”) named NWHL Investment, LLC (“NWHL”), and NWHL entered into an agreement to acquire Newhall. Newhall’s primary business is developing two master-planned communities in Los Angeles County, California. The transaction was completed in January 2004. The total purchase consideration, after payments with regard to employee options, was approximately $1 billion. In connection with the transaction, NWHL and another company jointly owned by us and LNR, obtained $600 million of bank financing, of which $400 million was used in connection with the acquisition of Newhall. The remainder of the bank financing will be available to finance operations of Newhall and other property ownership and development companies that are jointly owned by us and LNR. We and LNR each contributed approximately $200 million to NWHL to fund a portion of the purchase price. Simultaneous with the closing of the transaction, LNR purchased income-producing properties from Newhall for approximately $217 million and we agreed to purchase 687 homesites and obtained options to purchase 623 homesites from Newhall.

Financing Cash Flow Activity

Our ratio of net homebuilding debt to total capital was 29.5% at May 31, 2004, compared to 34.5% at May 31, 2003. Net homebuilding debt to total capital consists of net homebuilding debt (homebuilding debt less homebuilding cash) divided by total capital (net homebuilding debt plus stockholders’ equity). The decrease in the ratio primarily resulted from an increase in stockholders’ equity as a result of net earnings we generated over the trailing four quarters combined with the conversion of our zero-coupon senior convertible debentures due 2018 to equity in 2003. In addition to the use of capital in our homebuilding and financial services activities, we actively evaluate various other uses of capital which fit into our homebuilding and financial services strategies and appear to meet our profitability and return on capital requirements. This may include acquisitions of or investments in other entities, the payment of dividends or repurchases of our outstanding common stock or debt. These activities may be funded through any combination of our credit facilities, cash generated from operations, sales of assets or the issuance of public debt, common stock or preferred stock.

Our average debt outstanding was $1.6 billion in the six months ended May 31, 2004, compared to $1.9 billion in the same period last year. The average rates for interest incurred were 7.3% in the six months ended May 31, 2004, compared to 7.5% in the same period last year. Interest incurred for the six months ended May 31, 2004 was $64.1 million, compared to $68.0 million in the same period last year. The majority of our short-term financing needs are met with cash generated from operations and funds available under our senior secured credit facilities (the “Credit Facilities”). In May 2004, we amended and restated our Credit Facilities to provide us with up to $1.2 billion of financing. The Credit Facilities consist of an $847 million revolving credit facility maturing in May 2009 and a $363 million 364-day revolving credit facility maturing in May 2005. Prior to the amendment, in March 2004, we repaid the remaining outstanding balance of the term loan B portion of the Credit Facilities. We may elect to convert borrowings under the 364-day revolving credit facility to a term loan, which would mature in May 2009. The Credit Facilities also include a $190 million accordion feature, under which the Credit Facilities may be increased to $1.4 billion, subject to additional commitments. The Credit

Facilities are guaranteed on a joint and several basis by substantially all of our subsidiaries, other than finance company subsidiaries (which include mortgage and title insurance subsidiaries) and foreign subsidiaries. Interest rates are LIBOR-based and the margins are set by a pricing grid with thresholds that adjust based on changes in our leverage ratio and the Credit Facilities’ credit ratings. At May 31, 2004, no amounts were outstanding under the Credit Facilities.

At May 31, 2004, we had letters of credit outstanding in the amount of $636.8 million. The majority of these letters of credit is posted with regulatory bodies to guarantee our performance of certain development and construction activities or are posted in lieu of cash deposits on option contracts. Of our total letters of credit, $345.5 million were collateralized against certain borrowings available under the Credit Facilities.

In March and April 2004, we issued a total of $300 million of senior floating-rate notes due 2009 (the “Notes”). Interest on the Notes is at three-month LIBOR plus 0.75%. Substantially all of our subsidiaries, other than finance company subsidiaries and foreign subsidiaries, and other than subsidiaries formed or acquired after October 9, 2001, guaranteed the Notes. The subsidiaries formed or acquired by us after October 9, 2001 will not be guarantors unless and until their guarantees are registered under the Securities Act of 1933, as amended.

In the Supplemental Indenture relating to the Notes, we agreed to file by March 31, 2004, a registration statement relating to the guarantees by subsidiaries formed or acquired after October 9, 2001, but we did not do so because of questions regarding what information was required in that registration statement. Instead of filing a registration statement relating solely to the additional guarantees, on June 29, 2004, we filed a registration statement relating to an offer to exchange fully guaranteed senior floating-rate notes due 2009, series B (the “New Notes”) for the Notes. The New Notes would be substantially identical with the Notes, except that the New Notes would be guaranteed by all of our wholly-owned subsidiaries, including subsidiaries formed or acquired by us after October 9, 2001, other than finance company subsidiaries or foreign subsidiaries.

Although our commitment to register the additional guarantees of the Notes was made in order to fulfill the requirements of the Securities Act of 1933 and the rules under it, it is possible that our commitment or the financial information we provided regarding the guarantor subsidiaries did not fully satisfy those requirements. If it did not, a person who purchased Notes from us in March or April 2004 could have the right to rescind the purchase or to recover damages, if any, incurred in a sale of Notes. This would not have a material effect on our company.

At May 31, 2004, our Financial Services Division had warehouse lines of credit totaling $555 million to fund its mortgage loan activities. Borrowings under the facilities were $495.6 million at May 31, 2004. The warehouse lines of credit mature in May 2005 ($200 million) and in October 2005 ($355 million), at which time we expect both facilities to be renewed. We also had a $20 million revolving line of credit with a bank. The revolving line of credit was extended to August 2004, at which time we expect to enter into a new agreement. Borrowings under the line of credit were $19.4 million at May 31, 2004. Additionally, we had advances under a conduit funding agreement with a major financial institution amounting to $10.8 million at May 31, 2004.

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

In June 2001, our Board of Directors increased our previously authorized stock repurchase program to permit future purchases of up to 20 million shares of our outstanding Class A common stock (adjusted for our January 2004 two-for-one stock split). In December 2003, we granted approximately 2.4 million stock options (adjusted for our January 2004 two-for-one stock split) to employees under our 2003 Stock Option and Restricted Stock Plan and in January 2004, we repurchased a similar number of shares of our outstanding Class A common stock for an aggregate purchase price of approximately $109.6 million, or $45.64 per share (adjusted for our January 2004 two-for-one stock split). As of May 31, 2004, 17.6 million Class A common shares can be repurchased in the future under the program.

In recent years, we have sold convertible and non-convertible debt into public markets, and at May 31, 2004, we had effective Securities Act registration statements under which we could sell to the public for cash up to $320 million of debt securities, common stock, preferred stock or other securities, and could issue up to $400 million of equity or debt securities in connection with acquisitions of companies, businesses or assets.

Based on our current financial condition and credit relationships, we believe that our operations and borrowing resources will provide for our current and long-term capital requirements at our anticipated levels of growth.

Off-Balance Sheet Arrangements

We frequently enter into partnerships that acquire and develop land for our homebuilding operations or for sale to third parties. Through these entities, we reduce and share our risk and also reduce the amount invested in land, while increasing access to potential future homesites. The use of these entities also, in some instances, enables us to acquire land to which we could not otherwise obtain access, or could not obtain access on as favorable terms, without the participation of a strategic partner. Our partners in these entities generally are unrelated homebuilders, land sellers or other real estate entities. While we view the use of these entities as beneficial to our homebuilding activities, we do not view them as essential to those activities.

At May 31, 2004, the unconsolidated entities in which we had interests had total assets of $3.2 billion and total liabilities of $1.9 billion, which included $1.4 billion of notes and mortgages payable. In some instances, we and/or our partners have provided varying levels of guarantees of debt of unconsolidated entities. At May 31, 2004, we had recourse guarantees of $80.4 million and limited maintenance guarantees of $254.1 million of debt of unconsolidated entities. When we provide guarantees, the unconsolidated entity generally receives more favorable terms from its lenders. The limited maintenance guarantees only apply if an unconsolidated entity defaults on its loan arrangements and the value of the collateral (generally land and improvements) is less than a specified percentage of the loan balance. If we are required to make a payment under a limited maintenance guarantee to bring the value of the collateral above the specified percentage of the loan balance, the payment would constitute a capital contribution or loan to the unconsolidated entity and increase our share of any funds it distributes.

Contractual Obligations and Commercial Commitments

Our contractual obligations have not changed materially from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended November 30, 2003.

We are subject to the usual obligations associated with entering into contracts (including option contracts) for the purchase, development and sale of real estate in the routine conduct of our business. Option contracts for the purchase of land enable us to defer acquiring portions of properties owned by third parties and unconsolidated entities until we are ready to build homes on them. This reduces our financial risk associated with land holdings. At May 31, 2004, we had access to approximately 141,000 homesites through option contracts and unconsolidated entities. At May 31, 2004, we had $211.0 million of non-refundable option deposits and advanced costs on real estate related to certain of these homesites.

We are committed, under various letters of credit, to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit under these arrangements totaled $636.8 million at May 31, 2004. Additionally, we had outstanding performance and surety bonds related to site improvements at various projects with estimated costs to complete of $1.3 billion. We do not believe that draws upon these bonds, if any, will have a material effect on our financial position, results of operations or cash flows.

Our Financial Services Division had a pipeline of loans in process at May 31, 2004. To minimize credit risk, we use the same credit policies in the approval of our commitments as are applied to our lending activities. Since a portion of our commitments is expected to expire without being exercised by the borrowers, the total commitments do not necessarily represent future cash requirements. Loans in process for which interest rates were committed to the borrowers totaled approximately $247.5 million as of May 31, 2004. Substantially all of these commitments were for periods of 60 days or less.

Our Financial Services Division uses mandatory mortgage-backed securities (“MBS”) forward commitments and MBS option contracts to hedge its interest rate exposure during the period from when it extends an interest rate lock to a loan applicant until the time at which the loan is sold to an investor. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk is managed by entering into agreements only with investment banks with primary dealer status and with permanent investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and current market value. At May 31, 2004, we had open commitments amounting to $351.0 million to sell MBS with varying settlement dates through July 2004.

(3) Critical Accounting Policies

We believe that there have been no significant changes to our critical accounting policies during the six months ended May 31, 2004, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended November 30, 2003.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our debt obligations, mortgage loans and mortgage loans held-for-sale. We utilize derivative instruments, including interest rate swaps, in conjunction with our overall strategy to manage our exposure to changes in interest rates. We also utilize forward commitments and option contracts to mitigate the risk associated with our mortgage loan portfolio.

Our Annual Report on Form 10-K for the year ended November 30, 2003 contains information about market risks under “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.” There have been no material changes in our market risks during the three and six months ended May 31, 2004.

Item 4. Controls and Procedures

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter that ended on May 31, 2004. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of May 31, 2004 to ensure that required information is disclosed on a timely basis in our reports filed under the Securities Exchange Act.

Our CEO and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2004. That evaluation did not identify any changes that have materially affected, or are likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Not applicable.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

In June 2001, our Board of Directors increased our previously authorized stock repurchase program to permit future purchases of up to 20 million shares of our outstanding Class A common stock (adjusted for our January 2004 two-for-one stock split). During the six months ended May 31, 2004, we repurchased the following shares under our stock repurchase program (amounts in thousands, except per share amounts) (unaudited):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

December 1, 2003 to December 31, 2003	—	$—	—	20,000

January 1, 2004 to January 31, 2004	2,401	45.64	2,401	17,599

February 1, 2004 to February 29, 2004	—	—	—	17,599

March 1, 2004 to March 31, 2004	—	—	—	17,599

April 1, 2004 to April 30, 2004	—	—	—	17,599

May 1, 2004 to May 31, 2004	1	46.22	—	17,599

Total	2,402	$45.64	2,401

Item 3.	Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders of Lennar Corporation was held on March 30, 2004 and the voting results are incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended February 29, 2004.

Item 5.	Not applicable.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits:

3.	By-laws, as amended and restated on June 22, 2004.

31.1.	Rule 13a-14(a) certification by Stuart A. Miller, President and Chief Executive Officer.

31.2.	Rule 13a-14(a) certification by Bruce E. Gross, Vice President and Chief Financial Officer.

32.	Section 1350 certifications by Stuart A. Miller, President and Chief Executive Officer, and Bruce E. Gross, Vice President and Chief Financial Officer.

(b)	Reports on Form 8-K:

Report dated May 26, 2004, reporting information under Item 5.

Report dated April 22, 2004, reporting information under Item 5 and filing exhibits under Item 7.

Report dated March 16, 2004, reporting information under Items 5 and 12 and filing a press release dated March 16, 2004 under Item 7.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

Lennar Corporation
(Registrant)

Date: July 15, 2004	/s/ Bruce E. Gross
Bruce E. Gross
Vice President and
Chief Financial Officer

Date: July 15, 2004	/s/ Diane J. Bessette
Diane J. Bessette
Vice President and
Controller

Exhibit Index

Exhibit No.	Description
3.	By-laws, as amended and restated on June 22, 2004.

31.1.	Rule 13a-14(a) certification by Stuart A. Miller, President and Chief Executive Officer.

31.2.	Rule 13a-14(a) certification by Bruce E. Gross, Vice President and Chief Financial Officer.

32.	Section 1350 certifications by Stuart A. Miller, President and Chief Executive Officer, and Bruce E. Gross, Vice President and Chief Financial Officer.