Form 10-Q
period 2004-08-31
LENNAR CORP /NEW/
filed 2004-10-15
CIK 920760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2004

Commission File Number: 1-11749

Lennar Corporation

(Exact name of registrant as specified in its charter)

Delaware	95-4337490
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

700 Northwest 107th Avenue, Miami, Florida 33172

(Address of principal executive offices) (Zip Code)

(305) 559-4000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒     NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES  ☒    NO  ☐

Common shares outstanding as of September 30, 2004:

Class A             123,566,114

Class B               32,591,122

Part I. Financial Information

Item 1. Financial Statements

Lennar Corporation and Subsidiaries

Consolidated Condensed Balance Sheets

(In thousands, except per share amounts)

	(Unaudited) August 31, 2004	November 30, 2003
ASSETS
Homebuilding:
Cash	$386,858	1,201,276
Receivables, net	153,687	60,392
Inventories:
Finished homes and construction in progress	3,292,199	2,006,548
Land under development	1,668,813	1,600,224
Consolidated inventory not owned	280,802	49,329

Total inventories	5,241,814	3,656,101
Investments in unconsolidated entities	779,465	390,334
Other assets	393,246	450,619

	6,955,070	5,758,722
Financial services	883,551	1,016,710

Total assets	$7,838,621	6,775,432

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable and other liabilities	$1,222,928	1,040,961
Liabilities related to consolidated inventory not owned	235,105	45,214
Senior notes and other debts payable, net	1,998,657	1,552,217

	3,456,690	2,638,392
Financial services	693,500	873,266

Total liabilities	4,150,190	3,511,658

Stockholders’ equity:
Preferred stock	—	—
Class A common stock of $0.10 par value per share, 123,629 shares issued at August 31, 2004	12,363	12,533
Class B common stock of $0.10 par value per share, 32,589 shares issued at August 31, 2004	3,259	3,251
Additional paid-in capital	1,275,575	1,358,304
Retained earnings	2,422,382	1,914,963
Unearned compensation	(3,315)	(4,301)
Deferred compensation plan; 695 Class A common shares and 70 Class B common shares at August 31, 2004	(6,410)	(4,919)
Deferred compensation liability	6,410	4,919
Treasury stock, at cost; 90 Class A common shares at August 31, 2004	(3,938)	—
Accumulated other comprehensive loss	(17,895)	(20,976)

Total stockholders’ equity	3,688,431	3,263,774

Total liabilities and stockholders’ equity	$7,838,621	6,775,432

See accompanying notes to consolidated condensed financial statements.

Lennar Corporation and Subsidiaries

Consolidated Condensed Statements of Earnings

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2004	2003	2004	2003
Revenues:
Homebuilding	$2,621,438	2,108,434	6,589,543	5,547,782
Financial services	126,922	159,408	364,609	423,638

Total revenues	2,748,360	2,267,842	6,954,152	5,971,420

Costs and expenses:
Homebuilding	2,268,701	1,836,389	5,740,888	4,902,186
Financial services	103,616	110,070	286,014	302,777
Corporate general and administrative	34,184	27,488	94,113	74,879

Total costs and expenses	2,406,501	1,973,947	6,121,015	5,279,842

Equity in earnings from unconsolidated entities	9,685	25,060	28,920	44,978
Management fees and other income, net	10,258	4,864	46,995	15,589

Earnings before provision for income taxes	361,802	323,819	909,052	752,145
Provision for income taxes	136,580	122,242	343,167	283,935

Net earnings	$225,222	201,577	565,885	468,210

Basic earnings per share (1)	$1.45	1.35	3.64	3.25

Diluted earnings per share (1)	$1.36	1.21	3.42	2.94

Cash dividends per Class A common share (1)	$0.125	0.00625	0.375	0.01875

Cash dividends per Class B common share (1)	$0.125	0.00625	0.375	0.018125

(1)	Per share amounts have been retroactively adjusted to reflect the effect of the Company’s January 2004 two-for-one stock split (see Notes 1 and 10).

See accompanying notes to consolidated condensed financial statements.

Lennar Corporation and Subsidiaries

Consolidated Condensed Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Nine Months Ended August 31,
	2004	2003
Cash flows from operating activities:
Net earnings	$565,885	468,210
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	40,541	42,009
Amortization of discount on debt	13,170	18,378
Tax benefit from employee stock plans and vesting of restricted stock	12,435	8,155
Equity in earnings from unconsolidated entities	(28,920)	(44,978)
Deferred income tax provision (benefit)	8,703	(22,140)
Changes in assets and liabilities, net of effect from acquisitions:
Increase in receivables	(143,750)	(36,988)
Increase in inventories	(1,260,505)	(588,256)
(Increase) decrease in other assets	4,825	(18,064)
Decrease in financial services loans held-for-sale	228,606	236,019
Increase (decrease) in accounts payable and other liabilities	224,577	(71,582)

Net cash used in operating activities	(334,433)	(9,237)

Cash flows from investing activities:
Net additions to operating properties and equipment	(19,618)	(13,789)
Contributions to unconsolidated entities	(537,911)	(165,911)
Distributions from unconsolidated entities	194,879	207,149
(Increase) decrease in financial services mortgage loans	409	(1,182)
Purchases of investment securities	(38,778)	(18,023)
Proceeds from investment securities	24,649	6,987
Acquisitions, net of cash acquired	(104,024)	(106,025)

Net cash used in investing activities	(480,394)	(90,794)

Cash flows from financing activities:
Net repayments under financial services short-term debt	(173,573)	(205,756)
Net proceeds from issuance of senior floating-rate notes due 2009	298,500	—
Net proceeds from issuance of senior floating-rate notes due 2007	199,300	—
Net proceeds from issuance of 5.50% senior notes	245,480	—
Net proceeds from issuance of 5.95% senior notes	—	341,730
Net repayments on other borrowings	(383,669)	(163,449)
Common stock:
Issuances	13,050	14,312
Repurchases	(113,582)	—
Dividends and other	(58,466)	(2,978)

Net cash provided by (used in) financing activities	27,040	(16,141)

Net decrease in cash	(787,787)	(116,172)
Cash at beginning of period	1,270,872	777,159

Cash at end of period	$483,085	660,987

Lennar Corporation and Subsidiaries

Consolidated Condensed Statements of Cash Flows — Continued

(Unaudited)

(In thousands)

	Nine Months Ended August 31,
	2004	2003
Summary of cash:
Homebuilding	$386,858	599,223
Financial services	96,227	61,764

	$483,085	660,987

Supplemental disclosures of non-cash investing and financing activities:
Consolidated inventory not owned	$259,399	32,721
Purchases of inventory financed by sellers	$30,128	14,297

See accompanying notes to consolidated condensed financial statements.

Lennar Corporation and Subsidiaries

Notes to Consolidated Condensed Financial Statements

(Unaudited)

(1) Basis of Presentation

Basis of Consolidation

The accompanying consolidated condensed financial statements include the accounts of Lennar Corporation and all subsidiaries, partnerships and other entities in which Lennar Corporation has a controlling interest and variable interest entities (see Note 12) in which Lennar Corporation is deemed the primary beneficiary (the “Company”). The Company’s investments in both unconsolidated entities in which a significant, but less than controlling, interest is held and in variable interest entities in which the Company is not deemed to be the primary beneficiary are accounted for by the equity method. All significant intercompany transactions and balances have been eliminated in consolidation. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the November 30, 2003 audited financial statements in the Company’s Annual Report on Form 10-K for the year then ended and the Company’s Form 8-K dated August 24, 2004. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the accompanying consolidated condensed financial statements have been made.

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

Stock-Based Compensation

The Company grants stock options to certain employees for fixed numbers of shares with, in each instance, an exercise price not less than the fair market value of the shares at the date of the grant. The Company accounts for the stock option grants in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. No compensation expense is recognized if stock options granted have exercise prices greater than or equal to the fair market value of the Company’s stock on the date of the grant. Compensation expense is recognized for stock option grants if the options are performance-based and the Company’s stock has appreciated from the grant date to the measurement date to a fair market value greater than

(1) Basis of Presentation, Continued

the exercise price of the options. Compensation expense for performance-based options is recognized using the straight-line method over the vesting period of the options based on the difference between the exercise price of the options and the fair market value of the Company’s stock on the measurement date. The Company also grants restricted stock, which is valued based on the market price of the common stock on the date of the grant. Compensation expense arising from restricted stock grants is recognized using the straight-line method over the period of the restrictions. Unearned compensation for performance-based options and restricted stock is shown as a reduction of stockholders’ equity in the consolidated condensed balance sheets.

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, to stock-based employee compensation (unaudited):

	Three Months Ended August 31,		Nine Months Ended August 31,
(In thousands, except per share amounts)	2004	2003	2004	2003
Net earnings, as reported	$225,222	201,577	565,885	468,210
Add: Total stock-based employee compensation expense included in reported net earnings, net of related tax effects	467	416	1,388	1,384
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,356)	(2,482)	(9,771)	(6,888)

Pro forma net earnings	$222,333	199,511	557,502	462,706

Earnings per share:
Basic—as reported (1)	$1.45	1.35	3.64	3.25

Basic—pro forma (1)	$1.43	1.33	3.59	3.21

Diluted—as reported (1)	$1.36	1.21	3.42	2.94

Diluted—pro forma (1)	$1.34	1.20	3.37	2.90

(1)	Per share amounts have been retroactively adjusted to reflect the effect of the Company’s January 2004 two-for-one stock split.

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

(2) Operating and Reporting Segments, Continued

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

Financial information relating to the Company’s reportable segments is as follows (unaudited):

	Three Months Ended August 31,		Nine Months Ended August 31,
(In thousands)	2004	2003	2004	2003
Homebuilding Revenues:
Sales of homes	$2,475,355	2,041,378	6,202,159	5,376,528
Sales of land	146,083	67,056	387,384	171,254

Total homebuilding revenues	2,621,438	2,108,434	6,589,543	5,547,782

Homebuilding Costs and Expenses:
Cost of homes sold	1,908,815	1,557,481	4,778,115	4,148,151
Cost of land sold	92,159	59,263	241,293	146,122
Selling, general and administrative	267,727	219,645	721,480	607,913

Total homebuilding costs and expenses	2,268,701	1,836,389	5,740,888	4,902,186

Equity in earnings from unconsolidated entities	9,685	25,060	28,920	44,978
Management fees and other income, net	10,258	4,864	46,995	15,589

Homebuilding operating earnings	$372,680	301,969	924,570	706,163

Financial services revenues	$126,922	159,408	364,609	423,638
Financial services costs and expenses	103,616	110,070	286,014	302,777

Financial services operating earnings	$23,306	49,338	78,595	120,861

Total segment operating earnings	$395,986	351,307	1,003,165	827,024

Corporate general and administrative expenses	34,184	27,488	94,113	74,879

Earnings before provision for income taxes	$361,802	323,819	909,052	752,145

(3) Acquisitions

During 2004, the Company expanded its presence through homebuilding acquisitions in all of its regions, expanded its mortgage operations in Oregon and expanded its title and closing business into Minnesota. In connection with these acquisitions and contingent consideration related to prior period acquisitions, the Company paid $104.0 million, net of cash acquired. The results of operations of the companies acquired by the Company are included in the Company’s results of operations since their respective acquisition dates. The pro forma effect of these acquisitions on the results of operations is not presented as the effect is not material. Total goodwill associated with these acquisitions and contingent consideration related to prior period acquisitions was $25.0 million.

(4) Investments in Unconsolidated Entities

Summarized condensed financial information on a combined 100% basis related to unconsolidated entities in which the Company invests that are accounted for by the equity method was as follows:

(In thousands)	(Unaudited) August 31, 2004	November 30, 2003
Assets:
Cash	$255,930	219,919
Inventories	3,200,579	1,701,318
Other assets	406,062	166,837

	$3,862,571	2,088,074

Liabilities and equity:
Accounts payable and other liabilities	$532,683	300,530
Notes and mortgages payable	1,738,396	901,822
Equity	1,591,492	885,722

	$3,862,571	2,088,074

In November 2003, the Company and LNR Property Corporation (“LNR”) each contributed its 50% interests in certain of its jointly-owned unconsolidated entities that had significant assets to a new limited liability company named LandSource Communities Development LLC (“LandSource”) in exchange for 50% interests in LandSource. In addition, in July 2003, the Company and LNR formed, and obtained 50% interests in, NWHL Investment, LLC (“NWHL”), which in January 2004 purchased The Newhall Land and Farming Company (“Newhall”) for a total of approximately $1 billion. Newhall’s primary business is developing two master-planned communities in Los Angeles County, California.

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

The Company and LNR each contributed approximately $200 million to NWHL, and LandSource and NWHL jointly obtained $600 million of bank financing, of which $400 million was a term loan used in connection with the acquisition of Newhall (the remainder of the acquisition price was paid with proceeds of a sale of income-producing properties from Newhall to LNR for $217 million at the closing of the transaction). The remainder of the bank financing was a $200 million revolving credit facility that is available to finance operations of Newhall and other property ownership and development companies that are jointly owned by the Company and LNR. The Company agreed to purchase 687 homesites and obtained options to purchase an additional 623 homesites from Newhall. The Company is not obligated with regard to the borrowings by LandSource and NWHL, except that the Company and LNR have made limited maintenance guarantees and have committed to complete any property development commitments in the event LandSource or NWHL defaults. The combined assets and liabilities of LandSource and NWHL at August 31, 2004 were $1.3 billion and $741.0 million, respectively. The Company’s combined investment in LandSource and NWHL was $299.6 million at August 31, 2004.

(4) Investments in Unconsolidated Entities, Continued

In some instances, the Company and/or its partners have provided varying levels of guarantees on debt of certain unconsolidated entities. At August 31, 2004, the Company had repayment guarantees of $111.4 million and limited maintenance guarantees of $284.9 million of unconsolidated entity debt ($200.0 million of the limited maintenance guarantees related to NWHL). When the Company and/or its partners provide a guarantee, the unconsolidated entity generally receives more favorable terms from its lenders than would otherwise be available to it. The limited maintenance guarantees only apply if an unconsolidated entity defaults on its loan arrangements and the value of the collateral (generally land and improvements) is less than a specified percentage of the loan balance. If the Company is required to make a payment under a limited maintenance guarantee to bring the value of the collateral above the specified percentage of the loan balance, the payment would constitute a capital contribution or loan to the unconsolidated entity and increase the Company’s share of any funds the unconsolidated entity distributes. At August 31, 2004, there were no assets held as collateral that, upon the occurrence of any triggering event or condition under a guarantee, the Company could obtain and liquidate to recover all or a portion of the amounts to be paid under a guarantee.

(5) Earnings Per Share

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

	Three Months Ended August 31,		Nine Months Ended August 31,
(In thousands, except per share amounts)	2004	2003	2004	2003
Numerator:
Numerator for basic earnings per share - net earnings	$225,222	201,577	565,885	468,210
Interest on zero-coupon senior convertible debentures due 2018, net of tax	—	810	—	4,116
Interest on zero-coupon convertible senior subordinated notes due 2021, net of tax	2,142	2,035	6,376	2,035

Numerator for diluted earnings per share	$227,364	204,422	572,261	474,361

Denominator:
Denominator for basic earnings per share - weighted average shares	155,449	149,818	155,316	144,225
Effect of dilutive securities:
Employee stock options and restricted stock	2,604	3,168	3,125	3,104
Zero-coupon senior convertible debentures due 2018	—	6,410	—	11,173
Zero-coupon convertible senior subordinated notes due 2021	8,969	8,970	8,969	2,990

Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversions	167,022	168,366	167,410	161,492

Basic earnings per share	$1.45	1.35	3.64	3.25

Diluted earnings per share	$1.36	1.21	3.42	2.94

Basic and diluted earnings per share amounts and weighted average shares outstanding have been adjusted to reflect the effect of the Company’s January 2004 two-for-one stock split.

In 2001, the Company issued zero-coupon convertible senior subordinated notes due 2021. The indenture relating to the notes provides that the notes are convertible into the Company’s Class A common stock during limited periods after the market price of the Company’s Class A common stock exceeds 110% of the accreted conversion price at the rate of approximately 14.2 Class A common shares per $1,000 face amount of notes at maturity, which would total 9.0 million shares (adjusted for the January 2004 two-for-one stock split). For this purpose, the “market price” is the average closing price of the Company’s Class A common stock over the last twenty trading days of a fiscal quarter.

Other events that would cause the notes to be convertible are: a) a call of the notes for redemption; b) the credit ratings assigned to the notes by any two of Moody’s Investors Service,

(5) Earnings Per Share, Continued

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

The calculation of diluted earnings per share included 9.0 million shares (adjusted for the January 2004 two-for-one stock split) for the three and nine months ended August 31, 2004 because the average closing price of the Company’s Class A common stock over the last twenty trading days of each of the Company’s fiscal quarters through August 31, 2004 exceeded 110% ($33.53 per share at August 31, 2004) of the accreted conversion price. Additionally, the calculation of diluted earnings per share included 9.0 million and 3.0 million shares (adjusted for the January 2004 two-for-one stock split) for the three and nine months ended August 31, 2003, respectively, because the average closing price of the Company’s Class A common stock over the last twenty trading days of the quarter ended August 31, 2003 exceeded 110% of the accreted conversion price.

(6) Financial Services

The assets and liabilities related to the Company’s financial services operations were as follows:

(In thousands)	(Unaudited) August 31, 2004	November 30, 2003
Assets:
Cash and receivables, net	$379,928	301,530
Mortgage loans held-for-sale, net	313,928	542,507
Mortgage loans, net	30,051	30,451
Title plants	18,361	18,215
Investment securities	31,520	28,022
Goodwill, net	54,338	43,503
Other (including limited-purpose finance subsidiaries)	55,425	52,482

	$883,551	1,016,710

Liabilities:
Notes and other debts payable	$561,084	734,657
Other (including limited-purpose finance subsidiaries)	132,416	138,609

	$693,500	873,266

At August 31, 2004, the Financial Services Division (the “Division”) had warehouse lines of credit totaling $555 million to fund its mortgage loan activities. Borrowings under the facilities were $536.8 million at August 31, 2004. The warehouse lines of credit mature in May 2005 ($200 million) and in October 2005 ($355 million), at which time the Division expects both facilities to be renewed. The Division also had a $20 million revolving line of credit with a bank that matures in July 2005, at which time the Division expects the line of credit to be renewed. Borrowings under the line of credit were $18.9 million at August 31, 2004. Additionally, the Division had advances under a conduit funding agreement with a major financial institution amounting to $5.2 million at August 31, 2004.

(7) Cash

Cash as of August 31, 2004 and November 30, 2003 included $41.7 million and $68.7 million, respectively, of cash primarily held in escrow for approximately three days and $11.6 million and $45.2 million, respectively, of restricted deposits.

(8) Debt

In May 2004, the Company amended and restated its senior unsecured credit facilities (the “Credit Facilities”) to provide the Company with up to $1.2 billion of financing. The Credit Facilities consist of an $847 million revolving credit facility maturing in May 2009 and a $363 million 364-day revolving credit facility maturing in May 2005. Prior to the amendment, in March 2004, the Company repaid the remaining outstanding balance of the term loan B portion of the Credit Facilities. The Company may elect to convert borrowings under the 364-day revolving credit facility to a term loan, which would mature in May 2009. The Credit Facilities also include a $190 million accordion feature, under which the Credit Facilities may be increased to $1.4 billion, subject to additional commitments. The Credit Facilities are guaranteed on a joint and several basis by substantially all of the Company’s subsidiaries other than finance company subsidiaries (which include mortgage and title insurance subsidiaries). Interest rates are LIBOR-based and the margins are set by a pricing grid with thresholds that adjust based on changes in the Company’s leverage ratio and the Credit Facilities’ credit ratings. At August 31, 2004, no amounts were outstanding under the Credit Facilities.

At August 31, 2004, the Company had letters of credit outstanding in the amount of $717.8 million. The majority of these letters of credit is posted with regulatory bodies to guarantee the Company’s performance of certain development and construction activities or is posted in lieu of cash deposits on option contracts. Of the Company’s total letters of credit outstanding, $341.5 million were collateralized against certain borrowings available under the Credit Facilities.

In September 2004, the Company entered into a structured letter of credit facility (the “LC Facility”) with a financial institution. The purpose of the LC Facility is to facilitate the issuance of up to $200 million of letters of credit on a senior unsecured basis. In connection with the transaction, the financial institution issued $200 million of their senior notes, which were linked to the Company’s performance on the LC Facility. If there is an event of default under the LC Facility, including the Company’s failure to reimburse a draw against an issued letter of credit, the financial institution would assign its claim against the Company, to the extent of the amount due and payable by the Company under the LC Facility, to its noteholders in lieu of their principal repayment on their performance linked notes.

In March and April 2004, the Company issued a total of $300 million of senior floating-rate notes due 2009 (the “Initial Notes”), which are callable at par beginning in April 2007. Proceeds from the offerings, after underwriting discount and expenses, were approximately $299 million. The Company used the proceeds to partially prepay the term loan B portion of the Credit Facilities and added the remainder to the Company’s working capital to be used for general corporate purposes. The Company repaid the remaining outstanding balance of the term loan B with cash from the Company’s working capital. Interest on the Initial Notes is at three-month LIBOR plus 0.75% and is payable quarterly, compared to the term loan B interest of three-month LIBOR plus 1.75%. The Initial Notes are unsecured and unsubordinated.

(8) Debt, Continued

In August 2004, the Company sold $250 million of 5.50% senior notes due 2014 at a price of 98.842% in the 144A private placement market. Proceeds from the offering, after underwriting discount and expenses, were approximately $245 million. The Company used the proceeds to repay borrowings under its Credit Facilities. Interest on the senior notes is due semi-annually. The senior notes are unsecured and unsubordinated. Substantially all of the Company’s subsidiaries, other than finance company subsidiaries, guaranteed the senior notes.

In August 2004, the Company also sold $200 million of senior floating-rate notes due 2007 in the 144A private placement market. The senior floating-rate notes are callable at par beginning in February 2006. Proceeds from the offering, after underwriting discount and expenses, were approximately $199 million. The Company used the proceeds to repay borrowings under its Credit Facilities. Interest on the senior floating-rate notes is at three-month LIBOR plus 0.50% and is payable quarterly. The senior floating-rate notes are unsecured and unsubordinated. Substantially all of the Company’s subsidiaries, other than finance company subsidiaries, guaranteed the senior floating-rate notes.

(9) Product Warranty

Warranty and similar reserves for homes are established at an amount estimated to be adequate to cover potential costs for materials and labor with regard to warranty-type claims to be incurred subsequent to the delivery of a home. Reserves are determined based on historical data and trends with respect to similar product types and geographical areas. Warranty reserves are included in accounts payable and other liabilities in the consolidated condensed balance sheets. The activity in the Company’s warranty reserve was as follows (unaudited):

	Three Months Ended August 31,		Nine Months Ended August 31,
(In thousands)	2004	2003	2004	2003
Warranty reserve, beginning of period	$113,642	98,206	116,571	93,606
Provision	45,798	33,585	97,719	77,762
Payments	(52,789)	(29,545)	(107,639)	(69,122)

Warranty reserve, end of period	$106,651	102,246	106,651	102,246

(10) Stockholders’ Equity

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

In June 2001, the Company’s Board of Directors increased the previously authorized stock repurchase program to permit future purchases of up to 20 million shares (adjusted for the January 2004 two-for-one stock split) of the Company’s outstanding Class A common stock. In December 2003, the Company granted approximately 2.4 million stock options (adjusted for the Company’s January 2004 two-for-one stock split) to employees under the Company’s 2003 Stock Option and Restricted Stock Plan, and in January 2004 the Company repurchased a similar number of shares of its outstanding Class A common stock under the stock repurchase program for an aggregate purchase price of approximately $109.6 million, or $45.64 per share (adjusted for the Company’s January 2004 two-for-one stock split). In June 2004, the Company’s Board

(10) Stockholders’ Equity, Continued

of Directors voted to retire 2.4 million shares of Class A common stock held in treasury. As of August 31, 2004, 17.6 million Class A common shares can be repurchased in the future under the program.

Additionally, during the three months ended August 31, 2004, the Company’s treasury stock increased by approximately 90,000 Class A common shares related to share reacquisitions at the time of vesting of restricted stock and distributions of common stock from the Company’s deferred compensation plan.

In September 2004, the Company’s Board of Directors voted to increase the annual dividend rate paid with regard to the Company’s Class A and Class B common stock to $0.55 per share per year (payable quarterly) from $0.50 per share per year (payable quarterly).

(11) Comprehensive Income

The components of comprehensive income were as follows (unaudited):

	Three Months Ended August 31,		Nine Months Ended August 31,
(In thousands)	2004	2003	2004	2003
Net earnings	$225,222	201,577	565,885	468,210
Unrealized gain (loss) on interest rate swaps, net of related tax effects	(1,173)	8,499	3,081	2,604
Unrealized gain on available-for-sale investment securities, net of related tax effects	337	—	—	—

Comprehensive income	$224,386	210,076	568,966	470,814

The Company has interest rate swap agreements, which effectively convert variable interest rates to fixed interest rates on $300 million of outstanding debt related to its homebuilding operations. The swap agreements have been designated as cash flow hedges and are reflected at their fair market value in the consolidated condensed balance sheets. The related unrealized gain (loss) is deferred, net of tax, in stockholders’ equity as accumulated other comprehensive gain (loss).

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

12) Consolidation of Variable Interest Entities, Continued

Unconsolidated Entities

At August 31, 2004, the Company had investments in and advances to unconsolidated entities established to acquire and develop land for sale to the Company in connection with its homebuilding operations, for sale to third parties or for the construction of homes for sale to third party homebuyers. The Company evaluated all agreements under FIN 46. During the nine months ended August 31, 2004, the Company consolidated entities under FIN 46 that had total combined assets and liabilities of $35.0 million and $22.7 million, respectively, at August 31, 2004.

At August 31, 2004, the Company’s recorded investment in unconsolidated entities was $779.5 million; however, the Company’s estimated maximum exposure to loss with regard to unconsolidated entities was its recorded investments in these entities in addition to the exposure under the guarantees discussed in Note 4.

Option Contracts

The Company evaluated all option contracts for land and determined it was the primary beneficiary of certain of these option contracts. Although the Company does not have legal title to the optioned land, under FIN 46, the Company, as the primary beneficiary, is required to consolidate the land under option at fair value. During the nine months ended August 31, 2004, the effect of the consolidation of these option contracts was an increase of $259.4 million to consolidated inventory not owned with a corresponding increase to liabilities related to consolidated inventory not owned in the accompanying consolidated condensed balance sheet as of August 31, 2004. To reflect the purchase price of the inventory consolidated under FIN 46, the Company reclassified $54.8 million of related option deposits from land under development to consolidated inventory not owned. The liabilities related to consolidated inventory not owned represent the difference between the exercise price of the optioned land and the Company’s option deposits.

At August 31, 2004, the Company’s exposure to loss related to its option contracts with third parties and unconsolidated entities represented its non-refundable deposits and advanced costs totaling $222.0 million as well as letters of credit posted in lieu of cash deposits.

(13) New Accounting Pronouncement

In March 2004, the Securities and Exchange Commission (“SEC”) released SEC Staff Accounting Bulletin (“SAB”) No. 105, Application of Accounting Principles to Loan Commitments. SAB No. 105 provides the SEC staff position regarding the application of accounting principles generally accepted in the United States of America to loan commitments that relate to the origination of mortgage loans that will be held for resale. SAB No. 105 contains specific guidance on the inputs to a valuation-recognition model to measure loan commitments accounted for at fair value. Current accounting guidance requires the commitment to be recognized on the balance sheet at fair value from its inception through its expiration or funding. SAB No. 105 requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. In addition, SAB No. 105 requires the disclosure of both the accounting policy for loan commitments, including the methods and assumptions used to estimate the fair value of loan commitments, and any associated hedging strategies. SAB No. 105 is effective for all loan commitments accounted for as derivatives and entered into subsequent to March 31, 2004. The implementation of SAB No. 105 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

(14) Supplemental Financial Information

Credit Facilities, senior floating-rate notes due 2007, 7 5/8% senior notes due 2009, 9.95% senior notes due 2010, 5.95% senior notes due 2013 and 5.50% senior notes due 2014

The Company’s obligations to pay principal, premium, if any, and interest under the Company’s Credit Facilities, senior floating-rate notes due 2007, 7 5/8% senior notes due 2009, 9.95% senior notes due 2010, 5.95% senior notes due 2013 and 5.50% senior notes due 2014 are guaranteed on a joint and several basis by substantially all of the Company’s subsidiaries other than finance company subsidiaries. The guarantees are full and unconditional and the guarantor subsidiaries are 100% directly or indirectly owned by Lennar Corporation. The Company has determined that separate, full financial statements of the guarantors would not be material to investors and, accordingly, supplemental financial information for the guarantors is presented as follows:

Consolidating Condensed Balance Sheet

August 31, 2004

(Unaudited)

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Homebuilding:
Cash and receivables, net	$331,597	188,377	20,571	—	540,545
Inventories	—	5,241,814	—	—	5,241,814
Investments in unconsolidated entities	—	779,465	—	—	779,465
Other assets	95,385	297,861	—	—	393,246
Investments in subsidiaries	4,391,347	421,399	—	(4,812,746)	—

	4,818,329	6,928,916	20,571	(4,812,746)	6,955,070
Financial services	—	25,551	870,306	(12,306)	883,551

Total assets	$4,818,329	6,954,467	890,877	(4,825,052)	7,838,621

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable and other liabilities	$439,122	783,854	4	(52)	1,222,928
Liabilities related to consolidated inventory not owned	—	235,105	—	—	235,105
Senior notes and other debts payable, net	1,937,936	72,975	—	(12,254)	1,998,657
Intercompany	(1,247,160)	1,464,566	(217,406)	—	—

	1,129,898	2,556,500	(217,402)	(12,306)	3,456,690
Financial services	—	6,620	686,880	—	693,500

Total liabilities	1,129,898	2,563,120	469,478	(12,306)	4,150,190
Stockholders’ equity	3,688,431	4,391,347	421,399	(4,812,746)	3,688,431

Total liabilities and stockholders’ equity	$4,818,329	6,954,467	890,877	(4,825,052)	7,838,621

(14) Supplemental Financial Information, Continued

Consolidating Condensed Balance Sheet

November 30, 2003

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Homebuilding:
Cash and receivables, net	$895,715	365,953	—	—	1,261,668
Inventories	—	3,649,493	6,608	—	3,656,101
Investments in unconsolidated entities	16,346	373,988	—	—	390,334
Other assets	99,614	351,005	—	—	450,619
Investments in subsidiaries	3,541,747	390,722	—	(3,932,469)	—

	4,553,422	5,131,161	6,608	(3,932,469)	5,758,722
Financial services	—	16,285	1,000,425	—	1,016,710

Total assets	$4,553,422	5,147,446	1,007,033	(3,932,469)	6,775,432

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable and other liabilities	$325,695	715,041	225	—	1,040,961
Liabilities related to consolidated inventory not owned	—	45,214	—	—	45,214
Senior notes and other debts payable, net	1,476,860	75,357	—	—	1,552,217
Intercompany	(512,907)	762,867	(249,960)	—	—

	1,289,648	1,598,479	(249,735)	—	2,638,392
Financial services	—	7,220	866,046	—	873,266

Total liabilities	1,289,648	1,605,699	616,311	—	3,511,658

Stockholders’ equity	3,263,774	3,541,747	390,722	(3,932,469)	3,263,774

Total liabilities and stockholders’ equity	$4,553,422	5,147,446	1,007,033	(3,932,469)	6,775,432

(14) Supplemental Financial Information, Continued

Consolidating Condensed Statement of Earnings

Three Months Ended August 31, 2004

(Unaudited)

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Homebuilding	$—	2,592,128	29,310	—	2,621,438
Financial services	—	4,613	131,244	(8,935)	126,922

Total revenues	—	2,596,741	160,554	(8,935)	2,748,360

Costs and expenses:
Homebuilding	—	2,262,534	7,279	(1,112)	2,268,701
Financial services	—	5,480	105,959	(7,823)	103,616
Corporate general and administrative	34,184	—	—	—	34,184

Total costs and expenses	34,184	2,268,014	113,238	(8,935)	2,406,501

Equity in earnings from unconsolidated entities	—	9,685	—	—	9,685
Management fees and other income, net	—	10,258	—	—	10,258

Earnings (loss) before provision (benefit) for income taxes	(34,184)	348,670	47,316	—	361,802
Provision (benefit) for income taxes	(12,807)	131,622	17,765	—	136,580
Equity in earnings (losses) from subsidiaries	246,599	29,551	—	(276,150)	—

Net earnings (loss)	$225,222	246,599	29,551	(276,150)	225,222

Consolidating Condensed Statement of Earnings

Three Months Ended August 31, 2003

(Unaudited)

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Homebuilding	$—	2,108,434	—	—	2,108,434
Financial services	—	4,315	157,932	(2,839)	159,408

Total revenues	—	2,112,749	157,932	(2,839)	2,267,842

Costs and expenses:
Homebuilding	—	1,837,097	136	(844)	1,836,389
Financial services	—	3,095	108,970	(1,995)	110,070
Corporate general and administrative	27,488	—	—	—	27,488

Total costs and expenses	27,488	1,840,192	109,106	(2,839)	1,973,947

Equity in earnings from unconsolidated entities	—	25,060	—	—	25,060
Management fees and other income, net	—	4,864	—	—	4,864

Earnings (loss) before provision (benefit) for income taxes	(27,488)	302,481	48,826	—	323,819
Provision (benefit) for income taxes	(9,916)	114,186	17,972	—	122,242
Equity in earnings (losses) from subsidiaries	219,149	30,854	—	(250,003)	—

Net earnings (loss)	$201,577	219,149	30,854	(250,003)	201,577

(14) Supplemental Financial Information, Continued

Consolidating Condensed Statement of Earnings

Nine Months Ended August 31, 2004

(Unaudited)

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Homebuilding	$—	6,560,233	29,310	—	6,589,543
Financial services	—	15,263	367,390	(18,044)	364,609

Total revenues	—	6,575,496	396,700	(18,044)	6,954,152

Costs and expenses:
Homebuilding	—	5,735,469	7,701	(2,282)	5,740,888
Financial services	—	10,791	290,985	(15,762)	286,014
Corporate general and administrative	94,113	—	—	—	94,113

Total costs and expenses	94,113	5,746,260	298,686	(18,044)	6,121,015

Equity in earnings from unconsolidated entities	—	28,920	—	—	28,920
Management fees and other income, net	—	46,995	—	—	46,995

Earnings (loss) before provision (benefit) for income taxes	(94,113)	905,151	98,014	—	909,052
Provision (benefit) for income taxes	(35,526)	341,694	36,999	—	343,167
Equity in earnings (losses) from subsidiaries	624,472	61,015	—	(685,487)	—

Net earnings (loss)	$565,885	624,472	61,015	(685,487)	565,885

Consolidating Condensed Statement of Earnings

Nine Months Ended August 31, 2003

(Unaudited)

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Homebuilding	$—	5,547,782	—	—	5,547,782
Financial services	—	11,199	421,413	(8,974)	423,638

Total revenues	—	5,558,981	421,413	(8,974)	5,971,420

Costs and expenses:
Homebuilding	—	4,904,741	429	(2,984)	4,902,186
Financial services	—	10,311	298,456	(5,990)	302,777
Corporate general and administrative	74,879	—	—	—	74,879

Total costs and expenses	74,879	4,915,052	298,885	(8,974)	5,279,842

Equity in earnings from unconsolidated entities	—	44,978	—	—	44,978
Management fees and other income, net	—	15,589	—	—	15,589

Earnings (loss) before provision (benefit) for income taxes	(74,879)	704,496	122,528	—	752,145
Provision (benefit) for income taxes	(27,967)	265,947	45,955	—	283,935
Equity in earnings (losses) from subsidiaries	515,122	76,573	—	(591,695)	—

Net earnings (loss)	$468,210	515,122	76,573	(591,695)	468,210

(14) Supplemental Financial Information, Continued

Consolidating Condensed Statement of Cash Flows

Nine Months Ended August 31, 2004

(Unaudited)

(Dollars in thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net earnings (loss)	$565,885	624,472	61,015	(685,487)	565,885
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities	(466,637)	(1,309,744)	178,322	697,741	(900,318)

Net cash provided by (used in) operating activities	99,248	(685,272)	239,337	12,254	(334,433)

Cash flows from investing activities:
Increase in investments in unconsolidated entities, net	—	(343,032)	—	—	(343,032)
Acquisitions, net of cash acquired	—	(93,082)	(10,942)	—	(104,024)
Other	(13,676)	(10,505)	(9,157)	—	(33,338)

Net cash used in investing activities	(13,676)	(446,619)	(20,099)	—	(480,394)

Cash flows from financing activities:
Net repayments under financial services short-term debt	—	—	(173,573)	—	(173,573)
Net proceeds from senior floating-rate notes due 2009	298,500	—	—	—	298,500
Net proceeds from senior floating-rate notes due 2007	199,300	—	—	—	199,300
Net proceeds from 5.50% senior notes	245,480	—	—	—	245,480
Net borrowings (repayments) under other borrowings	(296,000)	(75,471)	56	(12,254)	(383,669)
Common stock:
Issuances	13,050	—	—	—	13,050
Repurchases	(113,582)	—	—	—	(113,582)
Dividends	(58,466)	—	—	—	(58,466)
Intercompany	(943,318)	941,815	1,503	—	—

Net cash provided by (used in) financing activities	(655,036)	866,344	(172,014)	(12,254)	27,040

Net increase (decrease) in cash	(569,464)	(265,547)	47,224	—	(787,787)

Cash at beginning of period	893,503	307,795	69,574	—	1,270,872

Cash at end of period	$324,039	42,248	116,798	—	483,085

(14) Supplemental Financial Information, Continued

Consolidating Condensed Statement of Cash Flows

Nine Months Ended August 31, 2003

(Unaudited)

(Dollars in thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net earnings (loss)	$468,210	515,122	76,573	(591,695)	468,210
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities	(565,022)	(738,897)	245,353	581,119	(477,447)

Net cash provided by (used in) operating activities	(96,812)	(223,775)	321,926	(10,576)	(9,237)

Cash flows from investing activities:
Decrease in investments in unconsolidated entities, net	—	41,238	—	—	41,238
Acquisitions, net of cash acquired	—	(95,860)	(10,165)	—	(106,025)
Other	(11,496)	(1,237)	(13,274)	—	(26,007)

Net cash used in investing activities	(11,496)	(55,859)	(23,439)	—	(90,794)

Cash flows from financing activities:
Net repayments under financial services short-term debt	—	—	(205,756)	—	(205,756)
Net proceeds from issuance of 5.95% senior notes	341,730	—	—	—	341,730
Net borrowings (repayments) under other borrowings	(94,237)	(79,934)	146	10,576	(163,449)
Common stock:
Issuances	14,312	—	—	—	14,312
Dividends and other	(2,978)	—	—	—	(2,978)
Intercompany	(274,506)	351,626	(77,120)	—	—

Net cash provided by (used in) financing activities	(15,679)	271,692	(282,730)	10,576	(16,141)

Net increase (decrease) in cash	(123,987)	(7,942)	15,757	—	(116,172)

Cash at beginning of period	621,163	109,995	46,001	—	777,159

Cash at end of period	$497,176	102,053	61,758	—	660,987

(14) Supplemental Financial Information, Continued

Senior floating-rate notes due 2009

In March and April 2004, the Company issued a total of $300 million of senior floating-rate notes due 2009 (the “Initial Notes”), which are callable at par beginning in April 2007. Proceeds from the offerings, after underwriting discount and expenses, were approximately $299 million. The Company used the proceeds to partially prepay the term loan B portion of the Credit Facilities and added the remainder to the Company’s working capital to be used for general corporate purposes. The Company repaid the remaining outstanding balance of the term loan B with cash from the Company’s working capital. Interest on the Initial Notes is at three-month LIBOR plus 0.75% and is payable quarterly, compared to the term loan B interest of three-month LIBOR plus 1.75%. The Initial Notes are unsecured and unsubordinated.

Substantially all of the Company’s subsidiaries, other than finance company subsidiaries and subsidiaries formed or acquired after October 9, 2001, guaranteed the Initial Notes. The guarantees are full and unconditional and the guarantor subsidiaries are 100% directly and indirectly owned by Lennar Corporation. The principal reason the Company’s subsidiaries, other than finance company subsidiaries and subsidiaries formed or acquired after October 9, 2001, guaranteed the Initial Notes was so holders of the Initial Notes will have rights at least as great with regard to the Company’s subsidiaries as any other holders of a material amount of the Company’s unsecured debt. Therefore, the guarantees of the Initial Notes will remain in effect while the guarantor subsidiaries guarantee a material amount of the debt of Lennar Corporation, as a separate entity, to others. At any time, however, when a guarantor subsidiary is no longer guaranteeing at least $75 million of Lennar Corporation’s debt other than the Initial Notes and other notes with similar termination provisions, either directly or by guaranteeing other subsidiaries’ obligations as guarantors of Lennar Corporation’s debt, that guarantor will not be guaranteeing the Initial Notes. Currently, the guarantor subsidiaries are guaranteeing Lennar Corporation’s principal revolving bank credit lines, $350 million principal amount of senior notes due 2013, $322 million principal amount of senior notes due 2010, $282 million principal amount of 7 5/8% senior notes due 2009, $250 million principal amount of 5.50% senior notes due 2014 and $200 million principal amount of senior floating-rate notes due 2007. However, the guarantor subsidiaries’ guarantees of the senior notes due 2013, the senior notes due 2014 and the senior floating-rate notes due 2007 also will terminate with regard to any guarantor subsidiary while it is not guaranteeing at least $75 million of Lennar Corporation’s debt and the guarantor subsidiaries’ guarantees of the senior notes due 2010 will terminate with regard to any guarantor subsidiary that no longer is guaranteeing any of Lennar Corporation’s debt. Therefore, if, while the Initial Notes are outstanding, the guarantor subsidiaries cease guaranteeing Lennar Corporation’s obligations under the principal revolving bank credit lines, and are not guarantors of any new debt, the guarantor subsidiaries’ guarantees of the Initial Notes will terminate until such time, if any, as they again are guaranteeing at least $75 million of Lennar Corporation’s debt other than the Initial Notes.

If the guarantor subsidiaries are guaranteeing revolving credit lines totaling at least $75 million, the Company will treat the guarantees of the Initial Notes as remaining in effect even during periods when Lennar Corporation’s borrowings under the revolving credit lines are less than $75 million. Because it is possible that the Company’s banks will permit some or all of the guarantor subsidiaries to stop guaranteeing the revolving credit lines, it is possible that, at some time or times in the future, the Initial Notes will no longer be guaranteed by the guarantor subsidiaries.

In the Supplemental Indenture relating to the Initial Notes, the Company agreed to file by March 31, 2004 a registration statement relating to the guarantees by subsidiaries formed or acquired

(14) Supplemental Financial Information, Continued

after October 9, 2001, but the Company did not do so because of questions regarding what information was required in that registration statement. Instead of filing a registration statement relating solely to the additional guarantees, on June 29, 2004, the Company filed a registration statement relating to an offer to exchange fully guaranteed senior floating-rate notes due 2009, series B (the “New Notes”) for the Initial Notes. The New Notes would be substantially identical with the Initial Notes, except that the New Notes would be guaranteed by all of the Company’s wholly-owned subsidiaries, including subsidiaries formed or acquired by the Company after October 9, 2001, other than finance company subsidiaries.

The Company has determined that separate, full financial statements of the guarantors of the Initial Notes would not be material to investors and, accordingly, supplemental financial information for the guarantors is presented as follows:

Consolidating Condensed Balance Sheet

August 31, 2004

(Unaudited)

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Homebuilding:
Cash and receivables, net	$331,597	169,947	39,001	—	540,545
Inventories	—	4,687,470	554,344	—	5,241,814
Investments in unconsolidated entities	—	761,893	17,572	—	779,465
Other assets	95,385	193,015	104,846	—	393,246
Investments in subsidiaries	4,391,347	421,399	—	(4,812,746)	—

	4,818,329	6,233,724	715,763	(4,812,746)	6,955,070
Financial services	—	25,551	870,306	(12,306)	883,551

Total assets	$4,818,329	6,259,275	1,586,069	(4,825,052)	7,838,621

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable and other liabilities	$439,122	736,712	47,146	(52)	1,222,928
Liabilities related to consolidated inventory not owned	—	216,928	18,177	—	235,105
Senior notes and other debts payable, net	1,937,936	72,975	—	(12,254)	1,998,657
Intercompany	(1,247,160)	938,079	309,081	—	—

	1,129,898	1,964,694	374,404	(12,306)	3,456,690
Financial services	—	6,620	686,880	—	693,500

Total liabilities	1,129,898	1,971,314	1,061,284	(12,306)	4,150,190

Stockholders’ equity	3,688,431	4,287,961	524,785	(4,812,746)	3,688,431

Total liabilities and stockholders’ equity	$4,818,329	6,259,275	1,586,069	(4,825,052)	7,838,621

(14) Supplemental Financial Information, Continued

Consolidating Condensed Balance Sheet

November 30, 2003

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Homebuilding:
Cash and receivables, net	$895,715	340,163	25,790	—	1,261,668
Inventories	—	3,258,796	397,305	—	3,656,101
Investments in unconsolidated entities	16,346	364,499	9,489	—	390,334
Other assets	99,614	249,499	101,506	—	450,619
Investments in subsidiaries	3,541,747	390,722	—	(3,932,469)	—

	4,553,422	4,603,679	534,090	(3,932,469)	5,758,722
Financial services	—	16,285	1,000,425	—	1,016,710

Total assets	$4,553,422	4,619,964	1,534,515	(3,932,469)	6,775,432

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable and other liabilities	$325,695	658,057	57,209	—	1,040,961
Liabilities related to consolidated inventory not owned	—	45,214	—	—	45,214
Senior notes and other debts payable, net	1,476,860	75,321	36	—	1,552,217
Intercompany	(512,907)	369,936	142,971	—	—

	1,289,648	1,148,528	200,216	—	2,638,392
Financial services	—	7,220	866,046	—	873,266

Total liabilities	1,289,648	1,155,748	1,066,262	—	3,511,658

Stockholders’ equity	3,263,774	3,464,216	468,253	(3,932,469)	3,263,774

Total liabilities and stockholders’ equity	$4,553,422	4,619,964	1,534,515	(3,932,469)	6,775,432

(14) Supplemental Financial Information, Continued

Consolidating Condensed Statement of Earnings

Three Months Ended August 31, 2004

(Unaudited)

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Homebuilding	$—	2,350,443	270,995	—	2,621,438
Financial services	—	4,613	131,244	(8,935)	126,922

Total revenues	—	2,355,056	402,239	(8,935)	2,748,360

Costs and expenses:
Homebuilding	—	2,040,445	229,368	(1,112)	2,268,701
Financial services	—	5,480	105,959	(7,823)	103,616
Corporate general and administrative	34,184	—	—	—	34,184

Total costs and expenses	34,184	2,045,925	335,327	(8,935)	2,406,501

Equity in earnings (losses) from unconsolidated entities	—	10,409	(724)	—	9,685
Management fees and other income, net	—	8,719	1,539	—	10,258

Earnings (loss) before provision (benefit) for income taxes	(34,184)	328,259	67,727	—	361,802
Provision (benefit) for income taxes	(12,807)	123,917	25,470	—	136,580
Equity in earnings (losses) from subsidiaries	246,599	29,551	—	(276,150)	—

Net earnings (loss)	$225,222	233,893	42,257	(276,150)	225,222

Consolidating Condensed Statement of Earnings

Three Months Ended August 31, 2003

(Unaudited)

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Homebuilding	$—	1,883,636	224,798	—	2,108,434
Financial services	—	4,315	157,932	(2,839)	159,408

Total revenues	—	1,887,951	382,730	(2,839)	2,267,842

Costs and expenses:
Homebuilding	—	1,632,544	204,689	(844)	1,836,389
Financial services	—	3,095	108,970	(1,995)	110,070
Corporate general and administrative	27,488	—	—	—	27,488

Total costs and expenses	27,488	1,635,639	313,659	(2,839)	1,973,947

Equity in earnings (losses) from unconsolidated entities	—	25,170	(110)	—	25,060
Management fees and other income, net	—	4,480	384	—	4,864

Earnings (loss) before provision (benefit) for income taxes	(27,488)	281,962	69,345	—	323,819
Provision (benefit) for income taxes	(9,916)	106,440	25,718	—	122,242
Equity in earnings (losses) from subsidiaries	219,149	30,854	—	(250,003)	—

Net earnings (loss)	$201,577	206,376	43,627	(250,003)	201,577

(14) Supplemental Financial Information, Continued

Consolidating Condensed Statement of Earnings

Nine Months Ended August 31, 2004

(Unaudited)

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Homebuilding	$—	5,980,849	608,694	—	6,589,543
Financial services	—	15,263	367,390	(18,044)	364,609

Total revenues	—	5,996,112	976,084	(18,044)	6,954,152

Costs and expenses:
Homebuilding	—	5,197,469	545,701	(2,282)	5,740,888
Financial services	—	10,791	290,985	(15,762)	286,014
Corporate general and administrative	94,113	—	—	—	94,113

Total costs and expenses	94,113	5,208,260	836,686	(18,044)	6,121,015

Equity in earnings (losses) from unconsolidated entities	—	32,633	(3,713)	—	28,920
Management fees and other income, net	—	43,132	3,863	—	46,995

Earnings (loss) before provision (benefit) for income taxes	(94,113)	863,617	139,548	—	909,052
Provision (benefit) for income taxes	(35,526)	326,015	52,678	—	343,167
Equity in earnings (losses) from subsidiaries	624,472	61,015	—	(685,487)	—

Net earnings (loss)	$565,885	598,617	86,870	(685,487)	565,885

Consolidating Condensed Statement of Earnings

Nine Months Ended August 31, 2003

(Unaudited)

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Homebuilding	$—	4,938,653	609,129	—	5,547,782
Financial services	—	11,199	421,413	(8,974)	423,638

Total revenues	—	4,949,852	1,030,542	(8,974)	5,971,420

Costs and expenses:
Homebuilding	—	4,352,701	552,469	(2,984)	4,902,186
Financial services	—	10,311	298,456	(5,990)	302,777
Corporate general and administrative	74,879	—	—	—	74,879

Total costs and expenses	74,879	4,363,012	850,925	(8,974)	5,279,842

Equity in earnings (losses) from unconsolidated entities	—	45,108	(130)	—	44,978
Management fees and other income, net	—	14,259	1,330	—	15,589

Earnings (loss) before provision (benefit) for income taxes	(74,879)	646,207	180,817	—	752,145
Provision (benefit) for income taxes	(27,967)	243,943	67,959	—	283,935

Equity in earnings (losses) from subsidiaries	515,122	76,573	—	(591,695)	—

Net earnings (loss)	$468,210	478,837	112,858	(591,695)	468,210

(14) Supplemental Financial Information, Continued

Consolidating Condensed Statement of Cash Flows

Nine Months Ended August 31, 2004

(Unaudited)

(Dollars in thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net earnings (loss)	$565,885	598,617	86,870	(685,487)	565,885
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities	(466,637)	(1,156,456)	25,034	697,741	(900,318)

Net cash provided by (used in) operating activities	99,248	(557,839)	111,904	12,254	(334,433)

Cash flows from investing activities:
Increase in investments in unconsolidated entities, net	—	(331,236)	(11,796)	—	(343,032)
Acquisitions, net of cash acquired	—	(89,223)	(14,801)	—	(104,024)
Other	(13,676)	(9,505)	(10,157)	—	(33,338)

Net cash used in investing activities	(13,676)	(429,964)	(36,754)	—	(480,394)

Cash flows from financing activities:
Net repayments under financial services short-term debt	—	—	(173,573)	—	(173,573)
Net proceeds from senior floating-rate notes due 2009	298,500	—	—	—	298,500
Net proceeds from senior floating-rate notes due 2007	199,300	—	—	—	199,300
Net proceeds from 5.50% senior notes	245,480	—	—	—	245,480
Net borrowings (repayments) under other borrowings	(296,000)	(75,435)	20	(12,254)	(383,669)
Common stock:
Issuances	13,050	—	—	—	13,050
Repurchases	(113,582)	—	—	—	(113,582)
Dividends	(58,466)	—	—	—	(58,466)
Intercompany	(943,318)	808,260	135,058	—	—

Net cash provided by (used in) financing activities	(655,036)	732,825	(38,495)	(12,254)	27,040

Net increase (decrease) in cash	(569,464)	(254,978)	36,655	—	(787,787)

Cash at beginning of period	893,503	284,907	92,462	—	1,270,872

Cash at end of period	$324,039	29,929	129,117	—	483,085

(14) Supplemental Financial Information, Continued

Consolidating Condensed Statement of Cash Flows

Nine Months Ended August 31, 2003

(Unaudited)

(Dollars in thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net earnings (loss)	$468,210	478,837	112,858	(591,695)	468,210
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities	(565,022)	(642,361)	148,817	581,119	(477,447)

Net cash provided by (used in) operating activities	(96,812)	(163,524)	261,675	(10,576)	(9,237)

Cash flows from investing activities:
(Increase) decrease in investments in unconsolidated entities, net	—	47,381	(6,143)	—	41,238
Acquisitions, net of cash acquired	—	—	(106,025)	—	(106,025)
Other	(11,496)	(321)	(14,190)	—	(26,007)

Net cash provided by (used in) investing activities	(11,496)	47,060	(126,358)	—	(90,794)

Cash flows from financing activities:
Net repayments under financial services short-term debt	—	—	(205,756)	—	(205,756)
Net proceeds from issuance of 5.95% senior notes	341,730	—	—	—	341,730
Net borrowings (repayments) under other borrowings	(94,237)	(63,917)	(15,871)	10,576	(163,449)
Common stock:
Issuances	14,312	—	—	—	14,312
Dividends and other	(2,978)	—	—	—	(2,978)
Intercompany	(274,506)	176,784	97,722	—	—

Net cash provided by (used in) financing activities	(15,679)	112,867	(123,905)	10,576	(16,141)

Net increase (decrease) in cash	(123,987)	(3,597)	11,412	—	(116,172)

Cash at beginning of period	621,163	97,284	58,712	—	777,159

Cash at end of period	$497,176	93,687	70,124	—	660,987

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the statements contained in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. By their nature, forward-looking statements involve risks, uncertainties and other factors that may cause actual results to differ materially from those which the statements anticipate. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “can,” “could,” “might,” “guidance,” “goal,” “visibility,” or words or phrases of similar meaning in connection with discussion of anticipated or targeted future operating or financial performance. Factors which may affect our results include, but are not limited to, changes in general economic conditions, the market and prices for homes generally and in areas where we have developments, the availability and cost of land suitable for residential development, prices of materials, labor costs, interest rates, consumer confidence, competition, unusual weather or similar conditions, terrorist acts or other acts of war, environmental factors and government regulations affecting our operations. See our Annual Report on Form 10-K for the year ended November 30, 2003 for further discussion of these and other risks and uncertainties applicable to our business.

(1) Results of Operations

Overview

We historically have experienced, and expect to continue to experience, variability in quarterly results. The consolidated condensed statements of earnings for the three and nine months ended August 31, 2004 are not necessarily indicative of the results to be expected for the full year.

Net earnings were $225.2 million, or $1.36 per share diluted ($1.45 per share basic), in the third quarter of 2004, compared to $201.6 million, or $1.21 per share diluted ($1.35 per share basic), in the third quarter of 2003. For the nine months ended August 31, 2004, net earnings were $565.9 million, or $3.42 per share diluted ($3.64 per share basic), compared to $468.2 million, or $2.94 per share diluted ($3.25 per share basic), in 2003. Basic and diluted earnings per share amounts and weighted average shares outstanding have been adjusted to reflect the effect of our January 2004 two-for-one stock split.

Homebuilding

The following tables set forth selected financial and operational information related to our homebuilding operations for the periods indicated (unaudited):

	Three Months Ended August 31,		Nine Months Ended August 31,
(Dollars in thousands, except average sales price)	2004	2003	2004	2003
Revenues:
Sales of homes	$2,475,355	2,041,378	6,202,159	5,376,528
Sales of land	146,083	67,056	387,384	171,254

Total revenues	2,621,438	2,108,434	6,589,543	5,547,782

Costs and expenses:
Cost of homes sold	1,908,815	1,557,481	4,778,115	4,148,151
Cost of land sold	92,159	59,263	241,293	146,122
Selling, general and administrative	267,727	219,645	721,480	607,913

Total costs and expenses	2,268,701	1,836,389	5,740,888	4,902,186

Equity in earnings from unconsolidated entities	9,685	25,060	28,920	44,978
Management fees and other income, net	10,258	4,864	46,995	15,589

Operating earnings	$372,680	301,969	924,570	706,163

Gross margin on home sales	22.9%	23.7%	23.0%	22.8%
S,G&A expenses as a % of revenues from home sales	10.8%	10.8%	11.6%	11.3%

Operating margin as a % of revenues from home sales	12.1%	12.9%	11.3%	11.5%

Average sales price	$269,000	257,000	264,000	257,000

Summary of Home and Backlog Data By Region

(Dollars in thousands) (Unaudited)

	Three Months Ended August 31,		At or for the Nine Months Ended August 31,
Deliveries	2004	2003	2004	2003
East	2,751	2,590	7,293	6,596
Central	3,102	2,727	7,587	7,040
West	3,562	2,800	9,116	7,882

Total	9,415	8,117	23,996	21,518

Of the deliveries listed above, 202 and 523 deliveries relate to unconsolidated entities for the three and nine months ended August 31, 2004, respectively, compared to 188 and 562 deliveries in the same periods last year.

New Orders
East	2,851	3,057	10,163	9,053
Central	3,054	2,503	8,379	7,412
West	3,433	3,668	10,965	9,272

Total	9,338	9,228	29,507	25,737

Of the new orders listed above, 541 and 1,351 new orders relate to unconsolidated entities for the three and nine months ended August 31, 2004, respectively, compared to 253 and 1,168 new orders in the same periods last year.

Backlog – Homes
East	9,053	7,286
Central	3,289	3,085
West	7,252	6,345

Total	19,594	16,716

Of the homes in backlog listed above, 1,728 homes in backlog relate to unconsolidated entities at August 31, 2004, compared to 1,051 homes in backlog at August 31, 2003.

Backlog Dollar Value
(including unconsolidated entities)	$6,142,593	4,559,385

At August 31, 2004, our market regions consisted of homebuilding divisions in the following states: East: Florida, Maryland, Virginia, New Jersey, North Carolina and South Carolina. Central: Texas, Illinois, and Minnesota. West: California, Colorado, Arizona and Nevada.

Revenues from sales of homes increased 21% and 15% in the three and nine months ended August 31, 2004, respectively, compared to the same periods in 2003. Revenues were higher primarily due to a 16% and 12% increase in the number of home deliveries (excluding unconsolidated entities) and a 4% and 3% increase in the average sales price of homes delivered for the three and nine months ended August 31, 2004, respectively, compared to the same periods in 2003. New home deliveries were higher in each of our regions compared to 2003.

Gross margins on home sales were $566.5 million, or 22.9%, and $1.4 billion, or 23.0%, in the three and nine months ended August 31, 2004, respectively, compared to $483.9 million, or 23.7%, and $1.2 billion, or 22.8%, in the same periods last year. Gross margin percentage on home sales decreased during the three months ended August 31, 2004 primarily due to warranty expense related to the resolution of a dispute. Gross margin on home sales increased for the nine months ended August 31, 2004. This improvement was partially offset by warranty expense related to the resolution of a dispute.

Selling, general and administrative expenses as a percentage of revenues from home sales were 10.8% and 11.6% in the three and nine months ended August 31, 2004, respectively, compared to 10.8% and 11.3% in the same periods last year.

Revenues from land sales totaled $146.1 million and $387.4 million in the three and nine months ended August 31, 2004, respectively, compared to $67.1 million and $171.3 million in the same periods in 2003. Gross margins on land sales were $53.9 million, or 36.9%, and $146.1 million, or 37.7%, for the three and nine months ended August 31, 2004, respectively, compared to $7.8 million, or 11.6%, and $25.1 million, or 14.7%, in the same periods in 2003. Margins were positively impacted by each of our regions, with a strong contribution from our West Region in the third quarter of 2004 and from our East and West Regions in the nine months ended August 31, 2004. Equity in earnings from unconsolidated entities was $9.7 million and $28.9 million in the three and nine months ended August 31, 2004, respectively, compared to $25.1 million and $45.0 million in the same periods last year. Management fees and other income, net totaled $10.3 million and $47.0 million in the three and nine months ended August 31, 2004, respectively, compared to $4.9 million and $15.6 million in the same periods last year. Sales of land, equity in earnings from unconsolidated entities and management fees and other income, net may vary significantly from period to period depending on the timing of land sales and other transactions entered into by us and unconsolidated entities in which we have investments.

Homebuilding interest expense (primarily included in cost of homes sold and cost of land sold) was $33.7 million and $89.2 million for the three and nine months ended August 31, 2004, respectively, compared to $33.6 million and $100.0 million in the same periods last year.

At August 31, 2004, we owned approximately 91,000 homesites and had access to an additional 165,000 homesites through either option contracts with third parties or unconsolidated entities in which we had investments. At August 31, 2004, 17% of the homesites we owned were subject to home purchase contracts. At August 31, 2004, our backlog of sales contracts was 19,594 homes ($6.1 billion), compared to 16,716 homes ($4.6 billion) at August 31, 2003. The higher backlog was primarily attributable to our homebuilding acquisitions, which resulted in higher new orders for the nine months ended August 31, 2004, compared to the same period last year. As a result of these acquisitions combined with our organic growth, inventories, excluding consolidated inventory not owned, increased 38% from November 30, 2003 to August 31, 2004, while revenues from sales of homes increased 15% for the nine months ended August 31, 2004, compared to the same period last year.

Financial Services

The following table presents selected financial data related to our financial services operations for the periods indicated (unaudited):

	Three Months Ended August 31,		Nine Months Ended August 31,
(Dollars in thousands)	2004	2003	2004	2003
Revenues	$126,922	159,408	364,609	423,638
Costs and expenses	103,616	110,070	286,014	302,777

Operating earnings	$23,306	49,338	78,595	120,861

Dollar value of mortgages originated	$1,922,000	2,177,000	5,095,000	5,606,000

Number of mortgages originated	9,900	11,700	26,500	30,400

Mortgage capture rate of Lennar homebuyers	71%	71%	71%	71%

Number of title transactions (excluding title policies issued)	47,000	76,000	139,000	195,000

Number of title policies issued	49,000	45,000	135,000	118,000

Operating earnings for the Financial Services Division (the “Division”) were $23.3 million and $78.6 million in the three and nine months ended August 31, 2004, respectively, compared to $49.3 million and $120.9 million in the same periods last year. The decline in operating earnings in 2004 was primarily due to a decrease in refinance transactions and a more competitive mortgage environment, which resulted in reduced profitability from the Division’s mortgage and title operations, compared to 2003. The decline in operating earnings in the nine months ended August 31, 2004 was partially offset by a $6.5 million gain generated from monetizing the majority of the Division’s alarm monitoring contracts.

Corporate General and Administrative Expenses

Corporate general and administrative expenses as a percentage of total revenues were 1.2% and 1.4% in the three and nine months ended August 31, 2004, respectively, compared to 1.2% and 1.3% in the same periods last year.

Income Taxes

Our effective tax rate was 37.75% for the three and nine months ended August 31, 2004 and 2003.

(2) Liquidity and Capital Resources

Operating Cash Flow Activities

In the nine months ended August 31, 2004, cash flows used in operating activities amounted to $334.4 million, compared to $9.2 million in the same period last year, consisting primarily of an increase in inventories resulting from an increased number of home starts to support a significantly higher backlog combined with the accelerated takedown of homesites under option, offset by net earnings, a decrease in financial services loans held-for-sale and an increase in accounts payable and other liabilities. We finance our land acquisition and development activities, construction activities, financial services activities and general operating needs primarily with cash generated from operations and public debt issuances, as well as cash borrowed under revolving credit facilities.

Investing Cash Flow Activities

Cash flows used in investing activities totaled $480.4 million in the nine months ended August 31, 2004, compared to $90.8 million in the same period last year. In the nine months ended August 31, 2004, we contributed $537.9 million to unconsolidated entities in which we invest. In particular, we contributed approximately $200 million to an entity to fund the entity’s purchase of The Newhall Land and Farming Company (“Newhall”). During the same period last year, we contributed $165.9 million to unconsolidated entities.

In July 2003, we formed a joint venture with LNR Property Corporation (“LNR”) named NWHL Investment, LLC (“NWHL”), and NWHL entered into an agreement to acquire Newhall. Newhall’s primary business is developing two master-planned communities in Los Angeles County, California. The transaction was completed in January 2004. The total purchase consideration, after payments with regard to employee options, was approximately $1 billion. In connection with the transaction, NWHL and another company jointly owned by us and LNR, obtained $600 million of bank financing, of which $400 million was a term loan used in connection with the acquisition of Newhall. The remainder of the bank financing was a $200 million revolving credit facility that is available to finance operations of Newhall and other property ownership and development companies that are jointly owned by us and LNR. We and LNR each contributed approximately $200 million to NWHL to fund a portion of the purchase price. Simultaneous with the closing of the transaction, LNR purchased income-producing properties from Newhall for approximately $217 million and we agreed to purchase 687 homesites and obtained options to purchase an additional 623 homesites from Newhall.

During 2004, we expanded our presence through homebuilding acquisitions in all of our regions, expanded our mortgage operations in Oregon and expanded our title and closing business into Minnesota. We used $104.0 million of cash for acquisitions during the nine months ended August 31, 2004, compared to $106.0 million in the same period last year. The results of operations of the companies acquired are included in our results of operations since their respective acquisition dates. We are always looking at the possibility of acquiring homebuilders and other companies. However, we have no agreements or understandings regarding any significant transactions.

Financing Cash Flow Activities

Our ratio of homebuilding debt to total capital was 35.1% at August 31, 2004, compared to 33.7% at August 31, 2003. Homebuilding debt to total capital consists of homebuilding debt divided by total capital (homebuilding debt plus stockholders’ equity). The increase in the ratio primarily resulted from our use of cash and increased borrowings to fund inventory purchases and contributions to unconsolidated entities to support future growth. In addition to the use of capital in our homebuilding and financial services operations, we actively evaluate various other uses of capital which fit into our homebuilding and financial services strategies and appear to meet our profitability and return on capital requirements. This may include acquisitions of or investments in other entities, the payment of dividends or repurchases of our outstanding common stock or debt. These activities may be funded through any combination of our credit facilities, cash generated from operations, sales of assets or the issuance of public debt, common stock or preferred stock.

Our average debt outstanding was $1.8 billion in the nine months ended August 31, 2004, compared to $1.7 billion in the same period last year. The average rates for interest incurred were 6.8% in the nine months ended August 31, 2004, compared to 7.6% in the same period last year. Interest incurred for the nine months ended August 31, 2004 was $99.5 million, compared to

$100.7 million in the same period last year. The majority of our short-term financing needs are met with cash generated from operations and funds available under our senior unsecured credit facilities (the “Credit Facilities”). In May 2004, we amended and restated our Credit Facilities to provide us with up to $1.2 billion of financing. The Credit Facilities consist of an $847 million revolving credit facility maturing in May 2009 and a $363 million 364-day revolving credit facility maturing in May 2005. Prior to the amendment, in March 2004, we repaid the remaining outstanding balance of the term loan B portion of the Credit Facilities. We may elect to convert borrowings under the 364-day revolving credit facility to a term loan, which would mature in May 2009. The Credit Facilities also include a $190 million accordion feature, under which the Credit Facilities may be increased to $1.4 billion, subject to additional commitments. The Credit Facilities are guaranteed on a joint and several basis by substantially all of our subsidiaries other than finance company subsidiaries (which include mortgage and title insurance subsidiaries). Interest rates are LIBOR-based and the margins are set by a pricing grid with thresholds that adjust based on changes in our leverage ratio and the Credit Facilities’ credit ratings. At August 31, 2004, no amounts were outstanding under the Credit Facilities.

At August 31, 2004, we had letters of credit outstanding in the amount of $717.8 million. The majority of these letters of credit is posted with regulatory bodies to guarantee our performance of certain development and construction activities or is posted in lieu of cash deposits on option contracts. Of our total letters of credit outstanding, $341.5 million were collateralized against certain borrowings available under the Credit Facilities.

In September 2004, we entered into a structured letter of credit facility (the “LC Facility”) with a financial institution. The purpose of the LC Facility is to facilitate the issuance of up to $200 million of letters of credit on a senior unsecured basis. In connection with the transaction, the financial institution issued $200 million of their senior notes, which were linked to our performance on the LC Facility. If there is an event of default under the LC Facility, including our failure to reimburse a draw against an issued letter of credit, the financial institution would assign its claim against us, to the extent of the amount due and payable by us under the LC Facility, to its noteholders in lieu of their principal repayment on their performance linked notes.

In March and April 2004, we issued a total of $300 million of senior floating-rate notes due 2009 (the “Initial Notes”), which are callable at par beginning in April 2007. Proceeds from the offerings, after underwriting discount and expenses, were approximately $299 million. We used the proceeds to partially prepay the term loan B portion of the Credit Facilities and added the remainder to our working capital to be used for general corporate purposes. We repaid the remaining outstanding balance of the term loan B with cash from our working capital. Interest on the Initial Notes is at three-month LIBOR plus 0.75% and is payable quarterly, compared to the term loan B interest of three-month LIBOR plus 1.75%. The Initial Notes are unsecured and unsubordinated.

Substantially all of our subsidiaries, other than finance company subsidiaries and subsidiaries formed or acquired after October 9, 2001, guaranteed the Initial Notes. The guarantees are full and unconditional and the guarantor subsidiaries are 100% directly and indirectly owned by Lennar Corporation. The principal reason our subsidiaries, other than finance company subsidiaries and subsidiaries formed or acquired after October 9, 2001, guaranteed the Initial Notes was so holders of the Initial Notes will have rights at least as great with regard to our subsidiaries as any other holders of a material amount of our unsecured debt. Therefore, the guarantees of the Initial Notes will remain in effect while the guarantor subsidiaries guarantee a material amount of the debt of Lennar Corporation, as a separate entity, to others. At any time, however, when a guarantor subsidiary is no longer guaranteeing at least $75 million of Lennar Corporation’s debt other than the Initial Notes and other notes with similar termination provisions, either directly or by guaranteeing other subsidiaries’ obligations as guarantors of

Lennar Corporation’s debt, that guarantor will not be guaranteeing the Initial Notes. Currently, the guarantor subsidiaries are guaranteeing Lennar Corporation’s principal revolving bank credit lines, $350 million principal amount of senior notes due 2013, $322 million principal amount of senior notes due 2010, $282 million principal amount of 7 5/8% senior notes due 2009, $250 million principal amount of 5.50% senior notes due 2014 and $200 million principal amount of senior floating-rate notes due 2007. However, the guarantor subsidiaries’ guarantees of the senior notes due 2013, the senior notes due 2014 and the senior floating-rate notes due 2007 also will terminate with regard to any guarantor subsidiary while it is not guaranteeing at least $75 million of Lennar Corporation’s debt and the guarantor subsidiaries’ guarantees of the senior notes due 2010 will terminate with regard to any guarantor subsidiary that no longer is guaranteeing any of Lennar Corporation’s debt. Therefore, if, while the Initial Notes are outstanding, the guarantor subsidiaries cease guaranteeing Lennar Corporation’s obligations under the principal revolving bank credit lines, and are not guarantors of any new debt, the guarantor subsidiaries’ guarantees of the Initial Notes will terminate until such time, if any, as they again are guaranteeing at least $75 million of Lennar Corporation’s debt other than the Initial Notes.

If the guarantor subsidiaries are guaranteeing revolving credit lines totaling at least $75 million, we will treat the guarantees of the Initial Notes as remaining in effect even during periods when Lennar Corporation’s borrowings under the revolving credit lines are less than $75 million. Because it is possible that our banks will permit some or all of the guarantor subsidiaries to stop guaranteeing the revolving credit lines, it is possible that, at some time or times in the future, the Initial Notes will no longer be guaranteed by the guarantor subsidiaries.

In the Supplemental Indenture relating to the Initial Notes, we agreed to file by March 31, 2004 a registration statement relating to the guarantees by subsidiaries formed or acquired after October 9, 2001, but we did not do so because of questions regarding what information was required in that registration statement. Instead of filing a registration statement relating solely to the additional guarantees, on June 29, 2004, we filed a registration statement relating to an offer to exchange fully guaranteed senior floating-rate notes due 2009, series B (the “New Notes”) for the Initial Notes. The New Notes would be substantially identical with the Initial Notes, except that the New Notes would be guaranteed by all of our wholly-owned subsidiaries, including subsidiaries formed or acquired by us after October 9, 2001, other than finance company subsidiaries.

In August 2004, we sold $250 million of 5.50% senior notes due 2014 at a price of 98.842% in the 144A private placement market. Proceeds from the offering, after underwriting discount and expenses, were approximately $245 million. We used the proceeds to repay borrowings under our Credit Facilities. Interest on the senior notes is due semi-annually. The senior notes are unsecured and unsubordinated. Substantially all of our subsidiaries, other than finance company subsidiaries, guaranteed the senior notes.

In August 2004, we also sold $200 million of senior floating-rate notes due 2007 in the 144A private placement market. The senior floating-rate notes are callable at par beginning in February 2006. Proceeds from the offering, after underwriting discount and expenses, were approximately $199 million. We used the proceeds to repay borrowings under our Credit Facilities. Interest on the senior floating-rate notes is at three-month LIBOR plus 0.50% and is payable quarterly. The senior floating-rate notes are unsecured and unsubordinated. Substantially all of our subsidiaries, other than finance company subsidiaries, guaranteed the senior floating-rate notes.

At August 31, 2004, our Financial Services Division had warehouse lines of credit totaling $555 million to fund its mortgage loan activities. Borrowings under the facilities were $536.8 million at August 31, 2004. The warehouse lines of credit mature in May 2005 ($200 million) and in October 2005 ($355 million), at which time we expect both facilities to be renewed. We also had a $20 million revolving line of credit with a bank that matures in July 2005, at which time we expect the line of credit to be renewed. Borrowings under the line of credit were $18.9 million at August 31, 2004. Additionally, we had advances under a conduit funding agreement with a major financial institution amounting to $5.2 million at August 31, 2004.

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

In June 2001, our Board of Directors increased the previously authorized stock repurchase program to permit future purchases of up to 20 million shares (adjusted for the January 2004 two-for-one stock split) of our outstanding Class A common stock. In December 2003, we granted approximately 2.4 million stock options (adjusted for our January 2004 two-for-one stock split) to employees under our 2003 Stock Option and Restricted Stock Plan, and in January 2004 we repurchased a similar number of shares of our outstanding Class A common stock under our stock repurchase program for an aggregate purchase price of approximately $109.6 million, or $45.64 per share (adjusted for our January 2004 two-for-one stock split). In June 2004, our Board of Directors voted to retire 2.4 million shares of Class A common stock held in treasury. As of August 31, 2004, 17.6 million Class A common shares can be repurchased in the future under the program.

Additionally, during the three months ended August 31, 2004, our treasury stock increased by approximately 90,000 Class A common shares related to share reacquisitions at the time of vesting of restricted stock and distributions of common stock from our deferred compensation plan.

In September 2004, our Board of Directors voted to increase the annual dividend rate paid with regard to our Class A and Class B common stock to $0.55 per share per year (payable quarterly) from $0.50 per share per year (payable quarterly).

In recent years, we have sold convertible and non-convertible debt into public markets, and at August 31, 2004, we had effective Securities Act registration statements under which we could sell to the public for cash up to $320 million of debt securities, common stock, preferred stock or other securities, and could issue up to $400 million of equity or debt securities in connection with acquisitions of companies, businesses or assets.

Based on our current financial condition and credit relationships, we believe that our operations and borrowing resources will provide for our current and long-term capital requirements at our anticipated levels of growth.

Off-Balance Sheet Arrangements

We frequently enter into partnerships that acquire and develop land for our homebuilding operations or for sale to third parties. Through these entities, we reduce and share our risk and also reduce the amount invested in land, while increasing access to potential future homesites. The use of these entities also, in some instances, enables us to acquire land to which we could not otherwise obtain access, or could not obtain access on as favorable terms, without the participation of a strategic partner. Our partners in these entities generally are unrelated homebuilders, land sellers or other real estate entities. While we view the use of these entities as beneficial to our homebuilding operations, we do not view them as essential to those operations.

At August 31, 2004, the unconsolidated entities in which we had interests had total assets of $3.9 billion and total liabilities of $2.3 billion, which included $1.7 billion of notes and mortgages payable. In some instances, we and/or our partners have provided varying levels of guarantees of debt of certain unconsolidated entities. At August 31, 2004, we had repayment guarantees of $111.4 million and limited maintenance guarantees of $284.9 million of unconsolidated entity debt ($200.0 million of the limited maintenance guarantees related to NWHL). When we and/or our partners provide a guarantee, the unconsolidated entity generally receives more favorable terms from its lenders than would otherwise be available to it. The limited maintenance guarantees only apply if an unconsolidated entity defaults on its loan arrangements and the value of the collateral (generally land and improvements) is less than a specified percentage of the loan balance. If we are required to make a payment under a limited maintenance guarantee to bring the value of the collateral above the specified percentage of the loan balance, the payment would constitute a capital contribution or loan to the unconsolidated entity and increase our share of any funds it distributes.

Contractual Obligations and Commercial Commitments

During fiscal 2004, our obligations related to our homebuilding and financial services debt changed significantly. In particular, we paid the remaining outstanding balance of the term loan B portion of our Credit Facilities and issued $750 million of fixed and variable rate senior notes. The following summarizes our contractual debt obligations at August 31, 2004 (unaudited):

		Payments Due by Period (Dollars in thousands)
Contractual Obligations	Total	Three months ending November 30, 2004	December 1, 2004 through November 30, 2005	December 1, 2005 through November 30, 2007	December 1, 2007 through November 30, 2009	Thereafter
Homebuilding - Senior notes and other debts payable	$1,998,657	—	45,865	214,590	574,822	1,163,380
Financial Services - Notes and other debts payable (including limited-purpose finance subsidiaries)	564,670	200,960	360,054	69	1	3,586

Total contractual cash obligations related to debt	$2,563,327	200,960	405,919	214,659	574,823	1,166,966

We are subject to the usual obligations associated with entering into contracts (including option contracts) for the purchase, development and sale of real estate in the routine conduct of our business. Option contracts for the purchase of land enable us to defer acquiring portions of properties owned by third parties and unconsolidated entities until we are ready to build homes on them. This reduces our financial risk associated with land holdings. At August 31, 2004, we had access to approximately 165,000 homesites through option contracts with third parties and unconsolidated entities. At August 31, 2004, we had $222.0 million of non-refundable option deposits and advanced costs related to certain of these homesites.

We are committed, under various letters of credit, to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit under these arrangements totaled $717.8 million at August 31, 2004. Additionally, we had outstanding performance and surety bonds related to site improvements at various projects with estimated costs to complete of $1.3 billion. We do not believe that draws upon these bonds, if any, will have a material effect on our financial position, results of operations or cash flows.

Our Financial Services Division had a pipeline of loans in process at August 31, 2004. To minimize credit risk, we use the same credit policies in the approval of our commitments as are applied to our lending activities. Since a portion of our commitments is expected to expire without being exercised by the borrowers, the total commitments do not necessarily represent future cash requirements. Loans in process for which interest rates were committed to the borrowers totaled approximately $220.3 million as of August 31, 2004. Substantially all of these commitments were for periods of 60 days or less.

Our Financial Services Division uses mandatory mortgage-backed securities (“MBS”) forward commitments and MBS option contracts to hedge its interest rate exposure during the period from when it extends an interest rate lock to a loan applicant until the time at which the loan is sold to an investor. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk is managed by entering into agreements only with investment banks with primary dealer status and with permanent investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and current market value. At August 31, 2004, we had open commitments amounting to $282.1 million to sell MBS with varying settlement dates through November 2004.

(3) Critical Accounting Policies

We believe that there have been no significant changes to our critical accounting policies during the nine months ended August 31, 2004, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended November 30, 2003.

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

The following table provides information at August 31, 2004 about our significant derivative financial instruments and fixed and variable rate debt instruments that are sensitive to changes in interest rates. For senior notes, notes and other debts payable, the table presents principal cash flows and related weighted average effective interest rates by expected maturity dates and estimated fair market values at August 31, 2004. Weighted average variable interest rates are based on the variable interest rates at August 31, 2004. For interest rate swaps, the table presents notional amounts and weighted average interest rates by contractual maturity dates and estimated fair market values at August 31, 2004. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contracts. Our limited-purpose finance subsidiaries have placed mortgages and other receivables as collateral for various long-term financings. These limited-purpose finance subsidiaries pay the principal of, and interest on, these financings almost entirely from the cash flows generated by the related pledged collateral and are excluded from the following table.

Our Annual Report on Form 10-K for the year ended November 30, 2003 contains information about market risks under “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.” Other than our debt instruments, there have been no significant changes in our market risks during the three and nine months ended August 31, 2004.

Information Regarding Interest Rate Sensitivity

Principal (Notional) Amount by

Expected Maturity and Average Interest Rate

August 31, 2004

	Three months ending November 30, 2004	Years Ending November 30,							Fair Market Value at August 31, 2004
(Dollars in millions) (Unaudited)		2005	2006	2007	2008	2009	Thereafter	Total
LIABILITIES
Homebuilding:
Senior notes and other debts payable:
Fixed rate	$—	45.9	14.6	—	—	274.8	1,163.4	1,498.7	1,780.8
Average interest rate	—	4.0%	14.9%	—	—	7.6%	6.7%	—	—
Variable rate	$—	—	—	200.0	—	300.0	—	500.0	500.0
Average interest rate	—	—	—	2.2%	—	2.3%	—	—	—
Financial services:
Notes and other debts payable:
Fixed rate	$—	—	—	—	—	—	—	—	—
Average interest rate	—	—	—	—	—	—	—	—	—
Variable rate	$201.0	360.1	—	—	—	—	—	561.1	561.1
Average interest rate	2.6%	2.2%	—	—	—	—	—	—	—
OTHER FINANCIAL INSTRUMENTS
Homebuilding:
Interest rate swaps:
Variable to fixed – notional amount	$—	100.0	—	130.3	69.7	—	—	300.0	(28.7)
Average pay rate	—	6.7%	—	6.8%	6.8%	—	—	—	—
Average receive rate	—	LIBOR	—	LIBOR	LIBOR	—	—	—	—

Item 4. Controls and Procedures

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter that ended on August 31, 2004. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of August 31, 2004 to ensure that required information is disclosed on a timely basis in our reports filed under the Securities Exchange Act.

Our CEO and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2004. That evaluation did not identify any changes that have materially affected, or are likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In June 2001, our Board of Directors increased our previously authorized stock repurchase program to permit future purchases of up to 20 million shares of our outstanding Class A common stock (adjusted for our January 2004 two-for-one stock split). During the three months ended August 31, 2004, we repurchased the following shares under our stock repurchase program (amounts in thousands, except per share amounts) (unaudited):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
June 1, 2004 to June 30, 2004 (1)	90	$43.93	—	17,599
July 1, 2004 to July 31, 2004	—	—	—	17,599
August 1, 2004 to August 31, 2004	—	—	—	17,599

Total	90	$43.93	—

(1)	The shares purchased in June 2004 related to share reacquisitions at the time of vesting of restricted stock and distributions of common stock from our deferred compensation plan, and were not repurchased as part of the publicly announced stock repurchase program authorized by our Board of Directors in June 2001.

Items 3-5. Not applicable.

Item 6. Exhibits

31.1.	Rule 13a-14(a) certification by Stuart A. Miller, President and Chief Executive Officer.

31.2.	Rule 13a-14(a) certification by Bruce E. Gross, Vice President and Chief Financial Officer.

32.	Section 1350 certifications by Stuart A. Miller, President and Chief Executive Officer, and Bruce E. Gross, Vice President and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

Lennar Corporation
(Registrant)

Date: October 15, 2004	/s/ Bruce E. Gross
Bruce E. Gross
Vice President and
Chief Financial Officer

Date: October 15, 2004	/s/ Diane J. Bessette
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