Form 10-K
period 2004-11-30
LENNAR CORP /NEW/
filed 2005-02-14
CIK 920760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2004

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

NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☑  NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  YES  ☑  NO  ☐

The aggregate market value of the registrant’s Class A and Class B common stock held by non-affiliates of the registrant (121,320,336 Class A shares and 11,122,341 Class B shares) as of May 31, 2004, based on the closing sale price per share as reported by the New York Stock Exchange on such date, was $6,044,862,064.

As of January 31, 2005, the registrant had outstanding 122,475,545 shares of Class A common stock and 32,674,962 shares of Class B common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Related Section	Documents
III	Definitive Proxy Statement to be filed pursuant to Regulation 14A on or before March 30, 2005.

PART I

Item 1.    Business.

Overview of Lennar Corporation

We are one of the nation’s largest homebuilders and a provider of financial services. Our homebuilding operations include the sale and construction of single-family attached and detached homes, as well as the purchase, development and sale of residential land directly and through unconsolidated entities in which we have investments. Our financial services operations provide mortgage financing, title insurance, closing services and insurance agency services for both buyers of our homes and others. We sell substantially all of the loans that we originate in the secondary mortgage market. Through our financial services operations, we also provide high-speed Internet and cable television services to residents of communities we develop and to others. For financial information about both our homebuilding and financial services operating segments, you should review our consolidated financial statements and the notes to our consolidated financial statements, which are included in Item 8 of this document.

A Brief History of Our Growth

1954:	We were founded as a local Miami homebuilder.

1969:	We began developing, owning and managing commercial and multi-family residential real estate.

1971:	We completed our initial public offering.

1972:	Our common stock was listed on the New York Stock Exchange. We also entered the Arizona homebuilding market.

1986:	We acquired Development Corporation of America in Florida.

1991:	We entered the Texas homebuilding market.

1992:	We expanded our commercial operations by acquiring, through a joint venture, a portfolio of loans, mortgages and properties from the Resolution Trust Corporation.

1995:	We entered the California homebuilding market through the acquisition of Bramalea California, Inc.

1996:	We expanded in California through the acquisition of Renaissance Homes, and significantly expanded operations in Texas with the acquisitions of the assets and operations of both Houston-based Village Builders and Friendswood Development Company, and acquired Regency Title.

1997:	We completed the spin-off of our commercial real estate investment business to LNR Property Corporation. We continued our expansion in California through homesite acquisitions and investments in unconsolidated entities. We also acquired Pacific Greystone Corporation, which further expanded our operations in California and Arizona and brought us into the Nevada homebuilding market.

1998:	We acquired the properties of two California homebuilders, ColRich Communities and Polygon Communities, acquired a Northern California homebuilder, Winncrest Homes, and acquired North American Title with operations in Arizona, California and Colorado.

1999:	We acquired Eagle Home Mortgage with operations in Nevada, Oregon and Washington and Southwest Land Title in Texas.

2000:	We acquired U.S. Home Corporation, which expanded our operations into New Jersey, Maryland, Virginia, Minnesota, Ohio and Colorado and strengthened our position in other states. We expanded our title operations in Texas through the acquisition of Texas Professional Title.

2002:	We acquired Patriot Homes, Sunstar Communities, Don Galloway Homes, Genesee Company, Barry Andrews Homes, Cambridge Homes, Pacific Century Homes, Concord Homes and Summit Homes, which expanded our operations into the Carolinas and the Chicago, Baltimore and Central Valley, California homebuilding markets and strengthened our position in several existing markets. We also acquired Sentinel Title with operations in Maryland and Washington, D.C.

2003:	We acquired Seppala Homes and Coleman Homes, which expanded our operations in South Carolina and California. We also acquired Mid America Title in Illinois.

2004:	We acquired The Newhall Land and Farming Company through an unconsolidated entity of which we and LNR Property Corporation each owns 50%. We expanded into the San Antonio, Texas homebuilding market by acquiring the operations of Connell-Barron Homes and entered the Jacksonville, Florida homebuilding market by acquiring the operations of Classic American Homes. Through acquisitions, we also expanded our mortgage operations in Oregon and Washington and our title and closing business into Minnesota.

Homebuilding Operations

Overview

We primarily sell single-family attached and detached homes in communities targeted to first-time, move-up and active adult homebuyers. The average sales price of a Lennar home was $272,000 in fiscal 2004. We operate primarily under the Lennar and U.S. Home brand names and utilize a dual marketing strategy consisting of our Everything’s Included® and Design StudioSM programs.

Through our own efforts and unconsolidated entities in which we have investments, we are involved in all phases of planning and building in our residential communities including land acquisition, site planning, preparation and improvement of land and design, construction and marketing of homes. We view unconsolidated entities as a means to both expand our market opportunities and manage our risks. For additional information about our unconsolidated entities, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

Management and Operating Structure

We balance a local operating structure with centralized corporate level management. Our local managers, who generally have significant experience in the homebuilding industry and, in most instances, in their particular markets, are responsible for operating decisions regarding land identification, joint ventures, community development, home design, construction and marketing. Decisions related to our overall strategy, acquisitions of land and businesses, risk management, financing, cash management and information systems are centralized at the corporate level.

Property Acquisition

In our homebuilding operations, we generally acquire land for development and for the construction of homes, which we sell to homebuyers. We also sell land to third parties. Land acquisitions are subject to strict underwriting criteria and may be made directly or through unconsolidated entities in which we have investments. Through unconsolidated entities, we reduce and share our risk by limiting the amount of our capital invested in land, while increasing our access to potential future homesites. Unconsolidated entities, in some instances, also help us acquire land to which we could not otherwise obtain access, or could not obtain access on as favorable terms, without the participation of a strategic partner. Our partners in these entities generally are unrelated homebuilders, land sellers or other real estate entities.

In some instances, we acquire land through option contracts, which enables us to defer acquiring portions of properties owned by third parties and unconsolidated entities until we are ready to build homes on them. This reduces our financial risks associated with long-term land holdings. Most of our land is not subject to mortgages; however, the majority of land acquired by unconsolidated entities is subject to purchase money mortgages. We generally do not acquire land for speculation.

The table below indicates the number of homesites owned and homesites to which we had access through option contracts or unconsolidated entities in which we have investments (i.e., controlled homesites) for each of our market regions at November 30, 2004 and 2003:

	2004	2003
Owned Homesites:
East	23,559	18,923
Central	24,355	22,345
West	39,826	32,625

Total	87,740	73,893

Controlled Homesites:
East	65,961	49,135
Central	38,976	40,939
West	63,390	44,971

Total	168,327	135,045

At November 30, 2004, our market regions consisted of homebuilding divisions located in the following states: East: Florida, Maryland, Virginia, New Jersey, North Carolina and South Carolina. Central: Texas, Illinois and Minnesota. West: California, Colorado, Arizona and Nevada.

Construction and Development

We generally supervise and control the development of land and the building of our residential communities. We hire subcontractors for site improvements and virtually all of the work involved in the construction of homes. Generally, arrangements with our subcontractors provide that our subcontractors will complete specified work in accordance with price schedules. These price schedules may be subject to change to meet changes in labor and material costs or for other reasons. We generally do not own heavy construction equipment, and we have a relatively small labor force used to supervise land development and construction of homes and perform routine maintenance and minor amounts of other work. We finance construction and land development activities primarily with cash generated from operations and public debt issuances, as well as cash borrowed under our revolving credit facilities.

Marketing

We offer a diversified line of homes for first-time, move-up and active adult homebuyers. With homes priced from under $100,000 to above $1,000,000 and available in a variety of environments ranging from urban infill communities to golf course communities, we are focused on providing homes for a wide spectrum of buyers. Our unique dual marketing strategy of Everything’s Included® and Design StudioSM provides customers with the flexibility to choose how they would like to purchase their new home. In our Everything’s Included® program, we make the homebuying experience simple by including desirable, top-of-the-line features as standard items. In our Design StudioSM program, we provide an individualized homebuying experience and personalized design consultation in our design studios, offering a diverse selection of upgrades and options for a new home. We sell our homes primarily from models that we have designed and constructed.

We employ sales associates who are paid salaries, commissions or both to complete on-site sales of homes. We also sell homes through independent brokers. We advertise our communities in newspapers and other local and regional publications, on billboards and through our website, www.lennar.com. Our website allows homebuyers to search for homes with specific design criteria in their price range and desired location. In addition, we advertise our active adult communities in areas where prospective active adult homebuyers live.

We have participated in charitable down-payment assistance programs for a small percentage of our homebuyers. Through these programs, we make a donation to a non-profit organization that provides financial assistance to a homebuyer, who would not otherwise have sufficient funds for a down payment.

Quality Service

We strive to continually improve customer satisfaction for each homeowner throughout the pre-sale, sale, construction, closing and post-closing periods. Through the participation of sales associates, on-site construction supervisors and customer care associates, all working in a team effort, we strive to create a quality homebuilding experience for our customers, which we believe leads to enhanced customer retention and referrals.

The quality of our homes is substantially affected by the efforts of on-site management and others engaged in the construction process and by the materials we use in particular homes or similar factors. Currently, most management team members’ bonus plans are, in part, contingent upon achieving certain customer satisfaction standards.

We have a “Heightened Awareness” program, which is a focused initiative designed to objectively evaluate and measure the quality of construction in our communities. The purpose of this program is to ensure that the homes delivered to our customers meet our high standards of quality and value. Our communities are inspected and reviewed on a periodic basis by our trained associates. This program is an example of our commitment to provide quality homes to our customers. In addition to our “Heightened Awareness” program, we have a quality assurance program in certain markets where we employ third-party consultants to inspect our homes during the construction process. These inspectors provide us with documentation of all inspection reports and follow-up verification. We also obtain independent surveys of selected customers through a third-party consultant and use the survey results to further improve our standard of quality and customer satisfaction.

We warrant our new homes against defective material and workmanship for a minimum period of one year after the date of closing. Although we subcontract virtually all segments of construction to others and our contracts call for the subcontractors to repair or replace any deficient items related to their trade, we are primarily responsible to correct any deficiencies.

Deliveries

The table below indicates the number of deliveries for each of our market regions during our last three fiscal years:

Region	2004	2003	2002
East	11,323	10,348	9,296
Central	11,122	9,993	7,766
West	13,759	11,839	10,331

Total	36,204	32,180	27,393

Of the total home deliveries listed above, 1,015, 768 and 568, respectively, represent deliveries from unconsolidated entities for the years ended November 30, 2004, 2003 and 2002.

Backlog

Backlog represents the number of homes subject to pending sales contracts. Homes are sold using sales contracts, which are generally accompanied by sales deposits. In some instances, purchasers are permitted to cancel sales contracts if they are unable to close on the sale of their existing home, fail to qualify for financing or under certain other circumstances. We experienced a cancellation rate of 16% in 2004, compared to 20% and 21% in 2003 and 2002, respectively. Although cancellations can delay the sales of our homes, they have not had a material impact on sales, operations or liquidity because we closely monitor our prospective buyers’ ability to obtain financing and use that information to adjust construction start plans to match anticipated deliveries of homes. We do not recognize revenue on homes covered by pending sales contracts until the sales are closed and title passes to the new homeowners.

The table below indicates the backlog dollar value for each of our market regions as of the end of our last three fiscal years:

Region	2004	2003	2002
	(In thousands)
East	$2,177,884	1,526,970	1,177,214
Central	633,703	558,919	566,713
West	2,243,686	1,801,411	1,456,279

Total	$5,055,273	3,887,300	3,200,206

Of the dollar value of homes in backlog listed above, $644,839, $367,855 and $132,401, respectively, represent the backlog dollar value from unconsolidated entities at November 30, 2004, 2003 and 2002.

Financial Services Operations

Mortgage Financing

We provide a full spectrum of conventional, FHA-insured and VA-guaranteed, first and second lien residential mortgage loan products to our homebuyers and others through our financial services subsidiaries, Universal American Mortgage Company, LLC and Eagle Home Mortgage, Inc., in Arizona, California, Colorado, Florida, Illinois, Maryland, Minnesota, Nevada, New Jersey, New Mexico, North Carolina, Ohio, Oregon, Pennsylvania, South Carolina, Texas, Virginia, Washington and Wisconsin. In 2004, our financial services subsidiaries provided loans to approximately 71% of our homebuyers who obtained mortgage financing in areas where we offered services. Because of the availability of mortgage loans from our financial services subsidiaries, as well as independent mortgage lenders, we believe access to financing has not been, and is not, a significant obstacle for most purchasers of our homes.

During 2004, we originated approximately 38,000 mortgage loans totaling $7.5 billion. We sell substantially all of the loans we originate in the secondary mortgage market on a servicing released, non-recourse basis. We have a corporate risk management policy under which we hedge our interest rate risk on rate-locked loan commitments and loans held-for-sale against exposure to interest rate fluctuations. We finance our mortgage loan activities with borrowings under our financial services subsidiaries’ warehouse lines of credit or from our general corporate funds.

Title Insurance, Closing Services and Insurance Agency Services

We provide title insurance and title and closing services to our homebuyers and others. We provided title and closing services for approximately 188,000 real estate transactions and issued approximately 185,000 title insurance policies during 2004 through subsidiaries of North American Title Group, Inc. Title and closing services are provided by agency subsidiaries in Arizona, California, Colorado, District of Columbia, Florida, Illinois, Maryland, Minnesota, Nevada, Pennsylvania, Texas and Virginia. North American Title Insurance Corporation in Florida, Illinois, Texas and Virginia and North American Title Insurance Company in Arizona, California, Colorado and Nevada provide title insurance underwriting.

We provide personal lines, property and casualty insurance products through our insurance agency subsidiary, Universal American Insurance Agency, Inc., for our homebuyers and others in Arizona, California, Colorado, Florida, Illinois, Maryland, Minnesota, Nevada, New Jersey, North Carolina, South Carolina, Texas and Virginia. During 2004, we issued, as agent, approximately 11,700 new homeowner policies and renewed approximately 11,400 homeowner policies.

Internet and Cable Television Services

We provide high-speed Internet and cable television services to residents of our communities and others through subsidiaries of Strategic Holdings, Inc. doing business under the name Lennar Communications Ventures. At November 30, 2004, we had approximately 8,300 subscribers.

Seasonality

We have historically experienced variability in our results of operations from quarter-to-quarter due to the seasonal nature of the homebuilding business. We typically experience the highest rate of orders for new homes in the first half of the calendar year, although the rate of orders for new homes is highly dependent on the number of active communities and the timing of new community openings. We typically have a greater percentage of new home deliveries in the second half of our fiscal year compared to the first half because new home deliveries trail orders for new homes by several months. As a result, our revenues and operating earnings from sales of homes are generally higher in the second half of our fiscal year.

Competition

The residential homebuilding industry is highly competitive. We compete for homebuyers in each of the market regions where we operate with numerous national, regional and local builders, as well as with resales of existing homes and with the rental housing market. We compete for homebuyers on the basis of a number of interrelated factors including location, price, reputation, amenities, design, quality and financing. In addition to competition for homebuyers, we also compete with other homebuilders for desirable properties, raw materials and reliable, skilled labor. We compete for land buyers with third parties in our efforts to sell land to homebuilders and others. We believe we are competitive in the market regions where we operate primarily due to our:

•	Excellent land position, particularly in land-constrained markets, where we have increased the number of homesites we own and/or control;

•	Strong presence in some of the fastest growing homebuilding markets in the United States;

•	Balance sheet, where we continue to focus on liquidity while maintaining a strong capital structure; and

•	Dual marketing strategy consisting of our Everything’s Included® and Design StudioSM programs.

Our financial services operations compete with other mortgage lenders, including national, regional and local mortgage bankers and brokers, savings and loan associations and other financial institutions, in the origination and sale of mortgage loans. Principal competitive factors include interest rates and other features of mortgage loan products available to the consumer. We compete with other insurance agencies, including national, regional and local insurance agencies, in the sale of title insurance, homeowner insurance and related insurance services. Principal competitive factors include cost and other features of insurance products available to the consumer. We compete with other escrow companies and other title insurance agencies for closing services. Principal competitive factors include service and price. We compete with other communication service providers in the sale of high-speed Internet and cable television services. Principal competitive factors include price, quality, service and availability.

Regulation

Homes and residential communities that we build must comply with state and local laws and regulations relating to, among other things, zoning, construction permits or entitlements, construction material requirements, density requirements, building design and property elevation, building codes and handling of waste. These include laws requiring the use of construction materials that reduce the need for energy-consuming heating and cooling systems. These laws and regulations are subject to frequent change and often increase construction costs. In some instances, we must comply with laws that require commitments from us to provide roads and other offsite infrastructure to be in place prior to the commencement of new construction. These laws and regulations are usually administered by counties and municipalities and may result in fees and assessments or building moratoriums. In addition, certain new development projects are subject to assessments for schools, parks, streets and highways and other public improvements, the costs of which can be substantial.

The residential homebuilding industry is also subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning the protection of health and the environment. These environmental laws include such areas as storm water and surface water management, soil, groundwater and wetlands protection, subsurface conditions and air quality protection and enhancement. Environmental laws and existing conditions may result in delays, may cause us to incur substantial compliance and other costs and may prohibit or severely restrict homebuilding activity in environmentally sensitive regions or areas.

In recent years, several cities and counties in which we have developments have submitted to voters “slow growth” initiatives and other ballot measures that could impact the affordability and availability of land suitable for residential development within those localities. Although many of these initiatives have been defeated, we believe that if similar initiatives were approved, residential construction by us and others within certain cities or counties could be seriously impacted.

In order to make it possible for some of our homebuyers to obtain FHA-insured or VA-guaranteed mortgages, we must construct those homes in compliance with regulations promulgated by those agencies.

We have registered condominium communities with the appropriate authorities in Florida and California. Sales in other states would require compliance with laws in those states regarding sales of condominium homes.

Various states have statutory disclosure requirements relating to the marketing and sale of new homes. These disclosure requirements vary widely from state-to-state. In addition, some states require that each new home be registered with the state at or before the time title is transferred to buyers (e.g., the Texas Residential Construction Commission Act).

In some states, we are required to be registered as a licensed contractor and to comply with all applicable rules and regulations. Our new home consultants are also required to be registered as licensed real estate agents in various states, and are required to adhere to the laws governing the practices of real estate agents that apply to them.

Our personal lines insurance and title subsidiaries must comply with applicable insurance laws and regulations. Our mortgage financing subsidiaries and title agencies must comply with applicable real estate lending laws and regulations.

Our mortgage banking and insurance subsidiaries are licensed in the states in which they do business and must comply with laws and regulations in those states regarding mortgage banking and applicable types of insurance companies. These laws and regulations include provisions regarding capitalization, operating procedures, investments, lending and privacy disclosures, forms of policies and premiums.

A subsidiary of The Newhall Land and Farming Company, of which we indirectly own 50%, provides water to a portion of Los Angeles County, California. This subsidiary is subject to extensive regulation by the California Public Utilities Commission.

Employees

At November 30, 2004, we employed 11,796 individuals of whom 7,918 were involved in our homebuilding operations and 3,878 were involved in our financial services operations. We believe our relations with our employees are good. We do not have collective bargaining agreements relating to any of our employees. We subcontract many phases of our homebuilding operations and some of the subcontractors we use have employees who are represented by labor unions.

Risk Factors Relating to Our Business

If any of the following risks develop into actual events, our business, financial condition, results of operations, cash flows, strategies and prospects could be materially adversely affected:

Downward changes in economic conditions generally or in the market regions where we operate could decrease demand and pricing for new homes in these areas.

The residential homebuilding industry is sensitive to changes in economic conditions such as the level of employment, consumer confidence, consumer income, availability of financing and interest rate levels. Adverse changes in any of these conditions generally, or in the market regions where we operate, could decrease demand and pricing for new homes in these areas or result in customer cancellations of pending contracts, which could adversely affect the number of home deliveries we make or reduce the prices we can charge for homes, either of which could result in a decrease in our revenues and earnings.

The homebuilding industry has not experienced an economic down cycle in a number of years, which may have resulted in an overvaluation of new homes.

Although the homebuilding business historically has been cyclical, it has not undergone an economic down cycle in a number of years. This has led some people to assert that the prices of new homes and the stock prices of homebuilding companies may be inflated and may decline if the demand for new homes weakens. A decline in the prices for new homes could adversely affect our revenues and margins. A decline in our stock price could make raising capital through stock issuances more difficult and expensive.

Federal regulations that adversely affect liquidity in the secondary mortgage market could hurt our business.

Recent federal laws and regulations could have the effect of curtailing the activities of the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac). These organizations provide significant liquidity to the secondary mortgage market. Any curtailment of their activities could increase mortgage interest rates and increase the effective cost of our homes, which could reduce demand for our homes and adversely affect our results of operations.

Customers may be unwilling or unable to purchase our homes at times when mortgage-financing costs are high or as credit quality declines.

The majority of our homebuyers finance their purchases through our financial services operations or third-party lenders. In general, housing demand is adversely affected by increases in interest rates and by decreases in the availability of mortgage financing as a result of declining customer credit quality or other issues. If mortgage interest rates increase and the ability or willingness of prospective buyers to finance home purchases is adversely affected, our operating results may be adversely affected.

Competition for homebuyers could reduce our deliveries or decrease our profitability.

The homebuilding industry is highly competitive, not only for skilled labor, material and suitable land, as described in previous risk factors, but also for new homebuyers. We compete in each of our markets with numerous national, regional and local homebuilders. This competition with other homebuilders could reduce the number of homes we deliver, or cause us to accept reduced margins in order to maintain sales volume.

We also compete with resales of existing used or foreclosed homes, housing speculators and available rental housing. Increased competitive conditions in the residential resale or rental market in the regions where we operate could decrease demand for new homes and increase cancellations of sales contracts in backlog.

Government entities in regions where we operate have adopted or may adopt, slow or no growth initiatives, which could adversely affect our ability to build or timely build in these areas.

Some municipalities where we operate have approved, and others where we operate may approve, various slow growth or no growth homebuilding initiatives and other ballot measures that could negatively impact the availability of land and building opportunities within those localities. Approval of slow or no growth or similar initiatives could adversely affect our ability to build or timely build and sell homes in the affected markets and or create additional administrative and regulatory requirements and costs, which, in turn, could have an adverse effect on our future revenues and earnings.

Natural disasters and severe weather conditions could delay deliveries, increase costs and decrease demand for new homes in affected areas.

Our homebuilding operations are located in many areas that are subject to natural disasters and severe weather. The occurrence of natural disasters or severe weather conditions can delay new home deliveries, increase costs by damaging inventories and negatively impact the demand for new homes in affected areas. Furthermore, if our insurance does not fully cover business interruptions or losses resulting from these events, our earnings, liquidity or capital resources could be adversely affected.

Supply shortages and other risks related to the demand for skilled labor and building materials could increase costs and delay deliveries.

Increased costs or shortages of skilled labor and/or lumber, framing, concrete, steel and other building materials could cause increases in construction costs and construction delays. We generally are unable to pass on increases in construction costs to those customers who have already entered into sales contracts, as those sales contracts generally fix the price of the home at the time the contract is signed, which may be well in advance of the construction of the home. Sustained increases in construction costs may, over time, erode our margins, and pricing competition for materials and labor may restrict our ability to pass on any additional costs, thereby decreasing our margins.

We may not be able to acquire land suitable for residential homebuilding at reasonable prices, which could increase our costs and reduce our revenues, earnings and margins.

Our long-term ability to build homes depends upon our acquiring land suitable for residential building at reasonable prices in locations where we want to build. Over the past few years, we have experienced an increase in competition for suitable land as a result of land constraints in many of our markets. As competition for suitable land increases, and as available land is developed, the cost of acquiring suitable remaining land could rise, and the availability of suitable land at acceptable prices may decline. Any land shortages or any decrease in the supply of suitable land at reasonable prices could limit our ability to develop new communities or result in increased land costs. We may not be able to pass through to our customers any increased land costs, which could adversely impact our revenues, earnings and margins.

Compliance with federal, state and local regulations related to our business could have substantial costs both in time and money, and some regulations could prohibit or restrict some homebuilding ventures.

We are subject to extensive and complex laws and regulations that affect the land development and homebuilding process, including laws and regulations related to zoning, permitted land uses, levels of density, building design, elevation of properties, water and waste disposal and use of open spaces. In addition, we are subject to laws and regulations related to workers’ health and safety. We also are subject to a variety of local, state and federal laws and regulations concerning the protection of health and the environment. In some of the markets where we operate, we are required to pay environmental impact fees, use energy-saving construction materials and give commitments to municipalities to provide certain infrastructure such as roads and sewage systems. We generally are required to obtain permits, entitlements and approvals from local authorities to commence and complete residential development or home construction. Such permits, entitlements and approvals may, from time-to-time, be opposed or challenged by local governments, neighboring property owners or other interested parties, adding delays, costs and risks of non-approval to the process. Our obligation to comply with the laws and regulations under which we operate, and our obligation to ensure that our employees, subcontractors and other agents comply with these laws and regulations, could result in delays in construction and land development, cause us to incur substantial costs and prohibit or restrict land development and homebuilding activity in certain areas in which we operate.

Changing market conditions may adversely affect our ability to sell our land and home inventories at expected prices, which could reduce our margins.

The lag time between when we acquire land for development and when we can bring communities to market can vary significantly. The market value of home inventories, undeveloped land and developed homesites can fluctuate significantly during this time period because of changing market conditions. As a result, we may need to sell homes or other property at prices that generate lower margins than we anticipate. We may also be required to make material write-downs to our land or home inventories if their market values decline.

Inflation may result in increased costs that we may not be able to recoup if demand declines.

Inflation can have a long-term impact on us because increasing costs of land, materials and labor may require us to increase the sales price of homes. However, inflation is often accompanied by higher interest rates, which can have a negative impact on housing demand, in which case we may not be able to raise home prices sufficiently to keep up with the rate of inflation and our margins could decrease.

Tax law changes could make home ownership more expensive or less attractive.

Significant expenses of owning a home, including mortgage interest expense and real estate taxes, generally are deductible expenses for an individual’s federal, and in some cases state, income taxes, subject to various limitations under current tax law and policy. If the federal government or a state government changes income tax laws, as has been discussed recently, to eliminate or substantially modify these income tax deductions, then the after-tax cost of owning a new home would increase substantially. The resulting loss of homeowners’ tax deductions, if such tax law changes were enacted without other offsetting provisions, could adversely impact demand for, and/or sales prices of, new homes.

We may be unable to renew or extend our significant outstanding debt instruments that will mature in 2005.

Our senior unsecured credit facilities include a $397.6 million 364-day revolving credit facility, which matures in 2005. Also, our Financial Services Division has warehouse lines of credit totaling $950 million, with borrowings under these lines of credit totaling $872.8 million at November 30, 2004. These warehouse lines of credit mature in 2005. We cannot assure that we will be able to extend or renew these debt instruments on terms acceptable to us, or at all. If we are unable to renew or extend these debt instruments, it could adversely affect our liquidity and capital resources.

We may not be able to identify or integrate suitable acquisition targets, which could adversely affect our ability to execute our growth strategy.

Our ability to execute our growth strategy depends in part on our ability to identify and purchase suitable acquisition candidates, as well as our ability to successfully integrate acquired operations into our business. The integration of operations of acquired companies with our operations, including the consolidation of systems, procedures, personnel and facilities, the relocation of staff, and the achievement of anticipated cost savings, economies of scale and other business efficiencies, presents significant challenges to our management, particularly if several acquisitions occur at the same time.

Additional factors may adversely impact our acquisition growth strategy. Our acquisition strategy may require spending significant amounts of capital. If we are unable to obtain sufficient debt or equity financing on acceptable terms, or at all, we may need to reduce the scope of our acquisition growth strategy, which could have a material adverse effect on our growth prospects. The competition from our competitors pursuing the same acquisition candidates may increase purchase prices of businesses and/or prevent us from acquiring certain acquisition candidates. If any of the aforementioned factors cause us to alter our growth strategy, our results of operations and growth prospects could be adversely affected.

We could be hurt by the loss of key management personnel.

Our future success depends, to a significant degree, on the efforts of our senior management. Our operations could be adversely affected if key members of senior management cease to be active in our company.

We have a stockholder who exercises significant influence over matters that are brought to a vote of our stockholders.

Stuart Miller, our President and Chief Executive Officer, has voting control, through family-owned entities and personal holdings, of Class A and Class B common stock that enables Mr. Miller to cast approximately 47%

of the votes that may be cast by the holders of our outstanding Class A and Class B common stock combined. That gives significant influence to Mr. Miller in electing our directors and approving most matters that are presented to our stockholders. Mr. Miller’s voting power might discourage someone from acquiring us or from making a significant equity investment in us, even if we needed the investment to meet our obligations and to operate our business. Also, because of his voting power, Mr. Miller may be able to authorize actions in matters that are contrary to our other stockholders’ desired actions or interests.

Relationship with LNR Property Corporation

In connection with the 1997 transfer of our commercial real estate investment and management business to LNR Property Corporation, and the spin-off of LNR to our stockholders, we entered into an agreement which, among other things, prevented us, in some circumstances, from engaging through December 2002 in any of the businesses in which LNR was engaged, or anticipated becoming engaged, at the time of the spin-off, and prohibited LNR from engaging, at least through December 2002, in any of the businesses in which we were engaged, or anticipated becoming engaged, at the time of the spin-off (except in limited instances in which our then activities or anticipated activities overlapped with LNR). In August 2003, this agreement was extended through November 30, 2005. Currently, we do not intend to become involved in the types of activities in which LNR primarily engages (primarily related to commercial real estate, commercial mortgage loans and investments in commercial mortgage-backed securities). Further, the agreement delineating activities in which we could engage from those in which LNR could engage has helped the two companies work cooperatively in partnerships and other joint endeavors.

In January 2004, a company of which we and LNR each owns 50% acquired The Newhall Land and Farming Company for approximately $1 billion. The purchase price was paid with (1) approximately $200 million we contributed to the jointly-owned company, (2) approximately $200 million contributed by LNR to the jointly-owned company, (3) a $400 million term loan borrowed under $600 million of bank financing obtained by the jointly-owned company and another company of which we and LNR each owns 50% and (4) approximately $217 million from the proceeds of a sale by Newhall of income-producing properties to LNR. Newhall owns approximately 48,000 acres in California, including approximately 34,000 acres in north Los Angeles County that includes two master-planned communities. In connection with the acquisition, we agreed to purchase 687 homesites, and received options to purchase an additional 623 homesites, from Newhall.

In February 2005, LNR Property Holdings Ltd. (“LNR Holdings”) acquired LNR. Under the terms of an agreement made in connection with the acquisition of LNR by LNR Holdings, a family limited partnership, which is controlled by Stuart Miller, acquired a 20.4% interest (on a fully diluted basis) in LNR Holdings. Prior to the transaction, that family limited partnership had voting control of LNR. Since LNR was spun off in 1997, we have had no financial interest in LNR, but have had an interest in a number of unconsolidated entities in which we and LNR both have had investments. Because of our prior relationship with LNR and Mr. Miller’s interest in LNR, an Independent Directors Committee of our Board reviews all ventures we enter into with LNR and any significant transactions we or our subsidiaries engage in with LNR or entities in which LNR has an interest.

Executive Officers of Lennar Corporation

The following individuals were our executive officers on February 11, 2005:

Name	Position	Age
Robert J. Strudler	Chairman of the Board	62
Stuart A. Miller	President and Chief Executive Officer	47
Jonathan M. Jaffe	Vice President and Chief Operating Officer	45
Bruce E. Gross	Vice President and Chief Financial Officer	46
Marshall H. Ames	Vice President	61
Diane J. Bessette	Vice President and Controller	44
Craig M. Johnson	Vice President, Community Development	51
Waynewright E. Malcolm	Vice President and Treasurer	41
David B. McCain	Vice President	44
Allan J. Pekor	Vice President	68

Mr. Strudler was the Vice Chairman of our Board of Directors and Chief Operating Officer from May 2000 through November 2004. Effective December 1, 2004, Mr. Strudler resigned as Chief Operating Officer and was elected as the Chairman of our Board of Directors. Prior to May 2000, Mr. Strudler was the Chairman and Co-Chief Executive Officer of U.S. Home Corporation.

Mr. Miller has been our President and Chief Executive Officer since 1997 and is one of our Directors. Prior to that, Mr. Miller held various executive positions with us and had been a Vice President since 1985.

Mr. Jaffe has been a Vice President since 1994 and serves as our Chief Operating Officer, effective December 1, 2004. Prior to that time, Mr. Jaffe served as a Regional President in our Homebuilding Division. Additionally, prior to his appointment as Chief Operating Officer, Mr. Jaffe was one of our Directors from 1997 through June 2004.

Mr. Gross has been a Vice President and our Chief Financial Officer since 1997. Prior to that, Mr. Gross was employed as Senior Vice President, Controller and Treasurer of Pacific Greystone Corporation.

Mr. Ames has been a Vice President since 1982 and has been responsible for Investor Relations since 2000.

Ms. Bessette joined us in 1995, has been our Controller since 1997 and became a Vice President in 2000.

Mr. Johnson has been a Vice President since May 2000. Mr. Johnson served as President of Strategic Technologies, Inc., a subsidiary of ours, from 2001 through 2003. Prior to that, Mr. Johnson was a Senior Vice President of U.S. Home Corporation.

Mr. Malcolm joined us as our Treasurer in 1997 and became a Vice President in 2000.

Mr. McCain joined us in 1998 as a Vice President and as our General Counsel and Secretary. In 2003, Mr. McCain was appointed President and Chief Executive Officer of Lennar Financial Services, LLC.

Mr. Pekor has held various executive positions with us since 1979. Mr. Pekor served as President of Lennar Financial Services, LLC from 1997 through 2003. In 2003, Mr. Pekor was elected Chairman of the Board of Directors of Lennar Financial Services, LLC.

NYSE Annual Certification

Stuart A. Miller, our President and Chief Executive Officer, has certified to the New York Stock Exchange that, as of February 11, 2005 (the date of the certification), he was not aware of any violation by us of the NYSE’s corporate governance listing standards.

Available Information

Our corporate website is www.lennar.com. We make available on our website, free of charge, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports, as soon as reasonably practicable after we electronically file these documents with, or furnish them to, the Securities and Exchange Commission. Information on our website is not part of this document.

Our website also includes our Corporate Governance Guidelines, our Code of Business Conduct and Ethics and the charters for our Audit Committee, our Compensation Committee and our Nominating and Corporate Governance Committee. Each of these documents is also available in print to any stockholder who requests a copy by addressing a request to:

Lennar Corporation

Attention: Investor Relations

700 Northwest 107th Avenue

Miami, Florida 33172

Item 2.    Properties.

We lease and maintain our executive offices in an office complex in Miami, Florida. The lease for these offices expires in 2010. Our homebuilding and financial services offices are located in the markets where we conduct business, primarily in leased space. We believe that our existing facilities are adequate for our current and planned levels of operation.

Because of the nature of our homebuilding operations, significant amounts of property are held as inventory in the ordinary course of our homebuilding business. We discuss these properties in the discussion of our homebuilding operations in Item 1 of this document.

Item 3.    Legal Proceedings.

We are party to various claims and lawsuits which arise in the ordinary course of business. Although the specific allegations in the lawsuits differ, most of them involve claims that we failed to construct buildings in particular communities in accordance with plans and specifications or applicable construction codes and seek reimbursement for sums allegedly needed to remedy the alleged deficiencies, assert contract issues or relate to personal injuries. Lawsuits of these types are common within the homebuilding industry. We do not believe that the ultimate resolution of these claims or lawsuits will have a material adverse effect on our business, financial position, results of operations or cash flows.

Item 4.    Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Class A and Class B common stock are listed on the New York Stock Exchange under the symbols “LEN” and “LEN.B,” respectively. The following table shows the high and low sales prices for our Class A and Class B common stock for the periods indicated, as reported by the NYSE, and cash dividends declared per share adjusted for our January 2004 two-for-one stock split:

	Class A Common Stock High/Low Prices		Cash Dividends Per Class A Share
Fiscal Quarter	2004	2003	2004		2003
First	$50.90 – 42.55	$28.77 – 24.15	12 1/2	¢	5/8	¢
Second	$56.98 – 41.33	$34.09 – 24.10	12 1/2	¢	5/8	¢
Third	$46.50 – 40.30	$40.81 – 31.15	12 1/2	¢	5/8	¢
Fourth	$48.75 – 41.37	$49.29 – 32.94	13 3/4	¢	12 1/2	¢

	Class B Common Stock High/Low Prices		Cash Dividends Per Class B Share
Fiscal Quarter	2004	2003	2004		2003
First	$48.30 – 40.40	N/A *	12 1/2	¢	9/16	¢
Second	$53.82 – 38.60	$33.09 – 26.03	12 1/2	¢	5/8	¢
Third	$43.20 – 37.40	$37.85 – 29.59	12 1/2	¢	5/8	¢
Fourth	$44.99 – 37.70	$46.71 – 31.75	13 3/4	¢	12 1/2	¢

*	Our Class B common stock became listed on the NYSE in April 2003.

As of November 30, 2004, the last reported sale price of our Class A common stock was $44.93 and the last reported sale price of our Class B common stock was $41.75. As of November 30, 2004, there were approximately 1,200 holders of record of our Class A common stock and approximately 900 holders of record of our Class B common stock. As of January 31, 2005, the last reported sale price of our Class A common stock was $56.47 and the last reported sale price of our Class B common stock was $51.81. As of January 31, 2005, there were approximately 1,200 holders of record of our Class A common stock and approximately 900 holders of record of our Class B common stock.

On December 16, 2004, our Board of Directors declared a quarterly cash dividend of $0.1375 per share for both our Class A and Class B common stock, which is payable on February 17, 2005 to holders of record at the close of business on February 7, 2005.

The following table summarizes our equity compensation plans as of November 30, 2004:

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)
Equity compensation plans approved by stockholders	8,025,292	$28.26	7,440,704
Equity compensation plans not approved by stockholders	—	—	—

Total	8,025,292	$28.26	7,440,704

(1)	This amount includes approximately 549,000 shares of Class B common stock that may be issued under our equity compensation plans.

Item 6.    Selected Financial Data.

The following table sets forth our selected financial and operating information as of and for each of the years ended November 30, 2000 through 2004, which has been derived from our audited consolidated financial statements. Share and per share amounts have been retroactively adjusted to reflect the effect of our April 2003 10% Class B common stock distribution and our January 2004 two-for-one stock split.

	At or for the Years Ended November 30,
	2004	2003	2002	2001	2000
	(Dollars in thousands, except per share amounts)
Results of Operations:
Revenues:
Homebuilding	$10,000,632	8,348,645	6,751,301	5,554,747	4,362,034
Financial services	$504,267	558,974	484,219	425,354	316,934
Total revenues	$10,504,899	8,907,619	7,235,520	5,980,101	4,678,968
Operating earnings:
Homebuilding	$1,548,488	1,164,089	834,056	666,123	382,195
Financial services	$112,301	154,453	127,611	89,131	43,595
Corporate general and administrative expenses	$141,722	111,488	85,958	75,831	50,155
Earnings before provision for income taxes	$1,519,067	1,207,054	875,709	679,423	375,635
Net earnings	$945,619	751,391	545,129	417,845	229,137
Net earnings per share (diluted)	$5.70	4.65	3.51	2.73	1.65
Cash dividends per share—Class A common stock	$0.513	0.144	0.025	0.025	0.025
Cash dividends per share—Class B common stock	$0.513	0.143	0.0225	0.0225	0.0225
Financial Position:
Total assets	$9,165,280	6,775,432	5,755,633	4,714,426	3,777,914
Debt:
Homebuilding	$2,021,014	1,552,217	1,585,309	1,505,255	1,254,650
Financial services (includes limited-purpose finance subsidiaries)	$900,340	740,469	862,618	707,077	448,860
Stockholders’ equity	$4,052,972	3,263,774	2,229,157	1,659,262	1,228,580
Shares outstanding (000s)	156,230	157,836	142,811	140,833	138,008
Stockholders’ equity per share	$25.94	20.68	15.61	11.78	8.90
Delivery and Backlog Information
(including unconsolidated entities):
Number of homes delivered	36,204	32,180	27,393	23,899	18,578
Backlog of home sales contracts	15,546	13,905	12,108	8,339	8,363
Backlog dollar value	$5,055,273	3,887,300	3,200,206	1,981,632	2,072,442

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Financial Data” and our audited consolidated financial statements and accompanying notes included elsewhere in this document.

Special Note Regarding Forward-Looking Statements

Some of the statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Annual Report on Form 10-K, are “forward-looking statements,” as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding our business, financial condition, results of operations, cash flows, strategies and prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those described under the caption “Risk Factors Relating to Our Business” in Item 1 of this document. We do not undertake any obligation or duty to update forward-looking statements to reflect either the occurrence or non-occurrence of any of the risk factors, or to reflect any other future event or circumstance.

Outlook

Our backlog dollar value of sales contracts at November 30, 2004 was 30% higher than it was at November 30, 2003. This gives us good visibility as we enter fiscal 2005. In fiscal 2005, we anticipate demand for our homes to remain strong due to continued strength in the homebuilding market, and we also anticipate growth in the volume of our mid-to-high-rise residential business. In addition, we remain a growth-focused company, and we expect to continue to employ a diversified growth strategy to enhance future opportunities for our company. This will entail increasing sales organically and by acquiring small and possibly large homebuilders. We expect this combination of organic growth and strategic acquisitions to result in, among other things, cost savings and growth of ancillary services.

While we may be negatively impacted by higher interest rates, higher building costs and shortages of certain building materials in the long-term, we believe we will be able to leverage our size to offset these market factors, and we will attempt to manage these challenges through process improvement and cost reduction. Also, our strong balance sheet and cash position afford us the opportunity to continue to build on an already strong market share position while we continue to look for opportunities to grow into new markets.

RESULTS OF OPERATIONS

Overview

We achieved record revenues, profits and earnings per share in 2004. Our net earnings in 2004 were $945.6 million, or $5.70 per share diluted ($6.09 per share basic), compared to $751.4 million, or $4.65 per share diluted ($5.10 per share basic), in 2003. The increase in net earnings was attributable to strength in our Homebuilding Division’s operations. In particular, both our deliveries and average sales price on homes delivered increased due to strong demand resulting from supply constraints, demographic trends, low interest rates and improving economic trends.

Earnings per share amounts for all years have been adjusted to reflect the effect of our April 2003 10% Class B common stock distribution and our January 2004 two-for-one stock split.

Homebuilding

Our Homebuilding Division sells and constructs homes primarily for first-time, move-up and active adult homebuyers. We use a dual marketing strategy in which we sell homes under both our Everything’s Included® and Design StudioSM programs. Our land operations include the purchase, development and sale of land for our homebuilding activities, as well as the sale of land to third parties. In certain circumstances, we diversify our operations through strategic alliances and minimize our risks by investing in unconsolidated entities with third parties. The following tables set forth selected financial and operational information for the years indicated. The results of operations of the homebuilders we acquired during these years are included in the tables since the respective dates of the acquisitions.

Homebuilding Division’s Selected Financial and Operational Data

	Years Ended November 30,
	2004	2003	2002
	(Dollars in thousands, except average sales price)
Revenues:
Sales of homes	$9,559,847	8,040,470	6,581,703
Sales of land	440,785	308,175	169,598

Total revenues	10,000,632	8,348,645	6,751,301

Costs and expenses:
Cost of homes sold	7,275,446	6,180,777	5,119,668
Cost of land sold	281,409	234,844	167,640
Selling, general and administrative	1,044,483	872,735	705,901

Total costs and expenses	8,601,338	7,288,356	5,993,209

Equity in earnings from unconsolidated entities	90,739	81,937	42,651
Management fees and other income, net	58,455	21,863	33,313

Operating earnings	$1,548,488	1,164,089	834,056

Gross margin on home sales	23.9%	23.1%	22.2%

SG&A expenses as a % of revenues from home sales	10.9%	10.9%	10.7%

Operating margin as a % of revenues from home sales	13.0%	12.3%	11.5%

Average sales price	$272,000	256,000	245,000

Summary of Home and Backlog Data By Region

At November 30, 2004, our market regions consisted of homebuilding divisions located in the following states: East: Florida, Maryland, Virginia, New Jersey, North Carolina and South Carolina. Central: Texas, Illinois and Minnesota. West: California, Colorado, Arizona and Nevada.

	At or for the Years Ended November 30,
	2004	2003	2002
Deliveries
East	11,323	10,348	9,296
Central	11,122	9,993	7,766
West	13,759	11,839	10,331

Total	36,204	32,180	27,393

Of the total home deliveries listed above, 1,015, 768 and 568, respectively, represent deliveries from unconsolidated entities for the years ended November 30, 2004, 2003 and 2002.
New Orders
East	12,467	11,640	10,192
Central	11,192	9,696	7,591
West	14,008	12,187	10,590

Total	37,667	33,523	28,373

Of the new orders listed above, 1,700, 1,553 and 733, respectively, represent new orders from unconsolidated entities for the years ended November 30, 2004, 2003 and 2002.
Backlog—Homes
East	7,327	6,121	4,780
Central	2,567	2,416	2,713
West	5,652	5,368	4,615

Total	15,546	13,905	12,108

Of the homes in backlog listed above, 1,585, 1,226 and 441, respectively, represent homes in backlog from unconsolidated entities at November 30, 2004, 2003 and 2002.
Backlog Dollar Value (In thousands)
East	$2,177,884	1,526,970	1,177,214
Central	633,703	558,919	566,713
West	2,243,686	1,801,411	1,456,279

Total	$5,055,273	3,887,300	3,200,206

Of the dollar value of homes in backlog listed above, $644,839, $367,855 and $132,401, respectively, represent the backlog dollar value from unconsolidated entities at November 30, 2004, 2003 and 2002.

Backlog represents the number of homes subject to pending sales contracts. Homes are sold using sales contracts, which are generally accompanied by sales deposits. In some instances, purchasers are permitted to cancel sales contracts if they are unable to close on the sale of their existing home, fail to qualify for financing or under certain other circumstances. We experienced a cancellation rate of 16% in 2004, compared to 20% and 21% in 2003 and 2002, respectively. Although cancellations can delay the sales of our homes, they have not had a material impact on sales, operations or liquidity because we closely monitor our prospective buyers’ ability to obtain financing and use that information to adjust construction start plans to match anticipated deliveries of homes. We do not recognize revenue on homes covered by pending sales contracts until the sales are closed and title passes to the new homeowners.

During 2004, we expanded our presence through homebuilding acquisitions in all of our regions. During 2003, we expanded our operations in California and South Carolina through homebuilding acquisitions. The results of operations of the homebuilders we acquired are included in our results of operations since their respective acquisition dates.

2004 versus 2003

Revenues from home sales increased 19% in 2004 to $9.6 billion from $8.0 billion in 2003. Revenues were higher primarily due to a 12% increase in the number of home deliveries and a 6% increase in the average sales price of homes delivered in 2004. New home deliveries, excluding unconsolidated entities, increased to 35,189 homes in the year ended November 30, 2004 from 31,412 homes last year. In 2004, new home deliveries were higher in each of our regions, compared to 2003. The average sales price of homes delivered increased to $272,000 in the year ended November 30, 2004 from $256,000 in 2003.

Gross margins on home sales were $2.3 billion, or 23.9%, in 2004, compared to $1.9 billion, or 23.1%, in 2003. Margins were positively impacted by an improvement in our East and West regions. This improvement was primarily attributable to pricing power, particularly in our land-constrained markets, as well as a change in product mix. This improvement was partially offset by warranty expense related to the resolution of a dispute.

Homebuilding interest expense (primarily included in cost of homes sold and cost of land sold) was $134.2 million in 2004, compared to $141.3 million in 2003. The decrease in interest expense was due to lower interest costs resulting from a lower debt leverage ratio while we continued to grow.

Selling, general and administrative expenses as a percentage of revenues from home sales were 10.9% in both 2004 and 2003.

Revenues and gross margins on land sales totaled $440.8 million and $159.4 million, or 36.2%, respectively, in 2004, compared to $308.2 million and $73.3 million, or 23.8%, respectively, in 2003. Margins were positively impacted by each of our regions, with a strong contribution from our East and West regions. Equity in earnings from unconsolidated entities was $90.7 million in 2004, compared to $81.9 million last year. This improvement resulted from an increase in homes delivered by our unconsolidated homebuilding joint ventures. Management fees and other income, net, totaled $58.5 million in 2004, compared to $21.9 million in 2003. Sales of land, equity in earnings from unconsolidated entities and management fees and other income, net, may vary significantly from period to period depending on the timing of land sales and other transactions entered into by us and unconsolidated entities in which we have investments.

At November 30, 2004, we owned approximately 88,000 homesites and had access to an additional 168,000 homesites through either option contracts or unconsolidated entities in which we have investments. At November 30, 2004, 13% of the homesites we owned were subject to home purchase contracts. Our backlog of sales contracts was 15,546 homes ($5.1 billion) at November 30, 2004, compared to 13,905 homes ($3.9 billion) at November 30, 2003. The higher backlog was primarily attributable to our growth and strong demand for our homes, which resulted in higher new orders in 2004, compared to 2003. As a result of acquisitions combined with our organic growth, inventories, excluding consolidated inventory not owned, increased 35% during 2004, while revenues from sales of homes increased 19% for the year ended November 30, 2004, compared to prior year.

2003 versus 2002

Revenues from sales of homes increased 22% in 2003, compared to 2002, as a result of a 17% increase in the number of home deliveries and a 4% increase in the average sales price of homes delivered in 2003. New home deliveries were higher in most of our markets, primarily in California, Florida, Texas and Illinois. The average sales price of homes delivered increased in 2003 primarily due to an increase in the average sales price in most of our existing markets, combined with changes in our product and geographic mix.

Gross margins on home sales were $1.9 billion or 23.1%, in 2003, compared to $1.5 billion, or 22.2% in 2002. The increase in 2003 was due to a greater contribution from a strong California market, combined with lower interest costs due to a lower debt leverage ratio while we continued to grow.

Homebuilding interest expense (primarily included in cost of homes sold and cost of land sold) was $141.3 million in 2003, compared to $145.6 million in 2002. The decrease in interest expense was due to lower interest costs resulting from a lower debt leverage ratio while we continued to grow.

Selling, general and administrative expenses as a percentage of revenues from home sales increased to 10.9% in 2003, compared to 10.7% in 2002. The increase in 2003 was primarily due to higher personnel-related expenses, compared to 2002.

Revenues and gross margins on land sales totaled $308.2 million and $73.3 million, or 23.8%, respectively, in 2003, compared to $169.6 million and $2.0 million, or 1.2%, respectively, in 2002. Margins in 2003 were positively impacted by each of our regions, with strong contributions from our East and West regions. Equity in earnings from unconsolidated entities was $81.9 million in 2003, compared to $42.7 million in 2002. Management fees and other income, net, totaled $21.9 million in 2003, compared to $33.3 million in 2002. Sales of land, equity in earnings from unconsolidated entities and management fees and other income, net may vary significantly from period to period depending on the timing of land sales and other transactions entered into by us and unconsolidated entities in which we have investments.

At November 30, 2003, we owned approximately 74,000 homesites and had access to an additional 135,000 homesites through either option contracts or unconsolidated entities in which we have investments. At November 30, 2003, 13% of the homesites we owned were subject to home purchase contracts. Our backlog of sales contracts was 13,905 homes ($3.9 billion) at November 30, 2003, compared to 12,108 homes ($3.2 billion) at November 30, 2002. The higher backlog was primarily attributable to our homebuilding acquisitions and growth in the number of active communities, which resulted in higher new orders in 2003, compared to 2002. As a result of these acquisitions combined with our organic growth, inventories, excluding consolidated inventory not owned, increased 11% during 2003, while revenues from sales of homes increased 22% for the year ended November 30, 2003, compared to 2002.

Financial Services

Our Financial Services Division provides mortgage financing, title insurance, title and closing services and insurance agency services for both buyers of our homes and others. The Division sells substantially all of the loans it originates in the secondary mortgage market. The Division also provides high-speed Internet and cable television services to residents of our communities and others. The following table sets forth selected financial and operational information relating to our Financial Services Division. The results of operations of companies we acquired during these years are included in the table since the respective dates of the acquisitions.

Financial Services Division’s Selected Financial and Operational Data

	Years Ended November 30,
	2004	2003	2002
	(Dollars in thousands)
Revenues	$504,267	558,974	484,219
Costs and expenses	391,966	404,521	356,608

Operating earnings	$112,301	154,453	127,611

Dollar value of mortgages originated	$7,517,000	7,603,000	6,132,000

Number of mortgages originated	38,000	41,000	34,100

Mortgage capture rate of Lennar homebuyers	71%	72%	80%

Number of title and closing service transactions	188,000	245,000	189,000

Number of title policies issued	185,000	175,000	146,000

2004 versus 2003

Operating earnings from our Financial Services Division decreased to $112.3 million in 2004, compared to $154.5 million in 2003. The decrease in operating earnings in 2004 was primarily due to a more competitive mortgage environment and a slowdown in refinance activity, which resulted in reduced profitability from our mortgage and title operations. The Division’s mortgage capture rate (i.e., the percentage of our homebuyers, excluding cash settlements, who obtained mortgage financing from us in areas where we offered services) was relatively consistent in the year ended November 30, 2004, compared to 2003. The decline in operating earnings was partially offset by a $6.5 million gain generated by monetizing the majority of our alarm monitoring contracts.

2003 versus 2002

Operating earnings from our Financial Services Division increased to $154.5 million in 2003, compared to $127.6 million in 2002. The increase in 2003 was primarily due to improved results from our mortgage and title operations, which benefited from low interest rates and a strong refinance and housing environment. The Division’s mortgage capture rate (i.e., the percentage of our homebuyers, excluding cash settlements, who obtained mortgage financing from us in areas where we offered services) decreased in the year ended November 30, 2003 due to the transitioning of the mortgage business related to the homebuilders we have acquired since the beginning of fiscal 2002, as well as a result of increased competitiveness in the mortgage market.

Corporate General and Administrative

Corporate general and administrative expenses as a percentage of total revenues were 1.3% in both 2004 and 2003 and 1.2% in 2002.

FINANCIAL CONDITION AND CAPITAL RESOURCES

At November 30, 2004, we had cash related to our homebuilding and financial services operations of $1.4 billion, compared to $1.3 billion at the end of fiscal 2003. The increase in cash was primarily due to an increase in our net earnings and proceeds from debt issuances partially offset by an increase in operating assets and contributions to unconsolidated entities as we position ourselves for future growth.

We finance our land acquisition and development activities, construction activities, financial services activities and general operating needs primarily with cash generated from our operations and public debt issuances, as well as cash borrowed under our revolving credit facilities and warehouse lines of credit.

Operating Cash Flow Activities

During 2004 and 2003, cash flows provided by operating activities amounted to $272.7 million and $580.8 million, respectively. During 2004, cash flows provided by operating activities consisted primarily of net earnings, a decrease in mortgage loans held-for-sale and an increase in accounts payable and other liabilities offset in part by an increase in inventories to support a significantly higher backlog and an increase in receivables resulting from land sales. In particular, inventories increased by $870.2 million during 2004 due to an increased number of home starts to support a significantly higher backlog combined with the accelerated takedown of homesites that had been under option.

During 2003, cash flows provided by operating activities consisted primarily of net earnings and a decrease in mortgage loans held-for-sale offset in part by an increase in inventories to support a significantly higher backlog and a higher number of active communities. In particular, inventories increased by $267.2 million during 2003 due to an increase in backlog and the expansion of operations in our market areas.

Investing Cash Flow Activities

Cash flows used in investing activities totaled $438.2 million during 2004, compared to $118.2 million in 2003. In 2004, we used $105.7 million of cash for acquisitions and $751.2 million of cash was contributed to unconsolidated entities. In particular, we contributed approximately $200 million to an unconsolidated entity to fund the entity’s purchase of Newhall. This usage of cash was partially offset by $459.1 million of distributions by unconsolidated entities. In 2003, we used $159.4 million of cash for acquisitions, contributed $235.7 million of cash to unconsolidated entities and used $18.8 million for net additions to operating properties and equipment. This usage of cash was partially offset by $307.7 million of distributions by unconsolidated entities.

During 2004, we expanded our presence through homebuilding acquisitions in all of our regions, expanded our mortgage operations in Oregon and Washington and expanded our title and closing business into Minnesota. The results of operations of the companies acquired are included in our results of operations since their respective acquisition dates. We are always looking at the possibility of acquiring homebuilders and other companies. However, at November 30, 2004, we had no agreements or understandings regarding any significant transactions.

Financing Cash Flow Activities

Homebuilding debt to total capital is a financial measure commonly used in the homebuilding industry and is presented to assist in understanding the leverage of our homebuilding operations. By providing a measure of leverage of our homebuilding operations, management believes that this measure enables readers of our financial statements to better understand our financial position and performance. Homebuilding debt to total capital as of November 30, 2004 and 2003 is calculated as follows:

	2004	2003
	(Dollars in thousands)
Homebuilding debt	$2,021,014	1,552,217
Stockholders’ equity	4,052,972	3,263,774

Total capital	$6,073,986	4,815,991

Homebuilding debt to total capital	33.3%	32.2%

The increase in the ratio primarily resulted from our use of cash and increased borrowings to fund inventory purchases and contributions to unconsolidated entities to support future growth. In addition to the use of capital in our homebuilding and financial services operations, we actively evaluate various other uses of capital, which fit into our homebuilding and financial services strategies and appear to meet our profitability and return on capital goals. This may include acquisitions of, or investments in, other entities, the payment of dividends or repurchases of our outstanding common stock or debt. These activities may be funded through any combination of our credit facilities, cash generated from operations, sales of assets or the issuance of public debt, common stock or preferred stock.

The following table summarizes our senior notes and other debts payable:

	November 30,
	2004	2003
	(Dollars in thousands)
5.125% zero-coupon convertible senior subordinated notes due 2021	$274,623	261,012
5.95% senior notes due 2013	344,717	344,260
7 5/8% senior notes due 2009	274,890	273,593
9.95% senior notes due 2010	304,009	301,995
5.50% senior notes due 2014	247,105	—
Senior floating-rate notes due 2009	300,000	—
Senior floating-rate notes due 2007	200,000	—
Term loan B	—	296,000
U.S. Home senior notes	—	2,367
Mortgage notes on land and other debt	75,670	72,990

	$2,021,014	1,552,217

Our average debt outstanding was $2.0 billion in 2004, compared to $1.6 billion in 2003. The average rates for interest incurred were 6.4% in 2004, compared to 7.7% in 2003. The majority of our short-term financing needs are met with cash generated from operations and funds available under our senior unsecured credit facilities (the “Credit Facilities”). In May 2004, we amended and restated our Credit Facilities to provide us with up to $1.2 billion of financing. The Credit Facilities also include access to an additional $190 million via an accordion feature, under which the Credit Facilities may be increased to $1.4 billion, subject to additional commitments. The Credit Facilities, including $115 million committed in October 2004 under the accordion feature, consist of a $927.9 million revolving credit facility maturing in May 2009 and a $397.6 million 364-day revolving credit facility maturing in May 2005. Subsequent to November 30, 2004, we received additional commitments of $70 million under the accordion feature. Prior to the amendment, in March 2004, we repaid the remaining outstanding balance of the term loan B portion of the Credit Facilities. We may elect to convert borrowings under the 364-day revolving credit facility to a term loan, which would mature in May 2009. The Credit Facilities are guaranteed on a joint and several basis by substantially all of our subsidiaries other than finance company subsidiaries (which include mortgage and title insurance subsidiaries). Interest rates are LIBOR-based, and the margins are set by a pricing grid with thresholds that adjust based on changes in our leverage ratio and the Credit Facilities’ credit ratings. At November 30, 2004, no amounts were outstanding under the Credit Facilities.

At November 30, 2004, we had letters of credit outstanding in the amount of $787.4 million. The majority of these letters of credit is posted with regulatory bodies to guarantee our performance of certain development and construction activities or is posted in lieu of cash deposits on option contracts. Of our total letters of credit outstanding, $251.4 million were collateralized against certain borrowings available under the Credit Facilities.

In September 2004, we entered into a structured letter of credit facility (the “LC Facility”) with a financial institution. The purpose of the LC Facility is to facilitate the issuance of up to $200 million of letters of credit on a senior unsecured basis. In connection with the transaction, the financial institution issued $200 million of their senior notes, which were linked to our performance on the LC Facility. If there is an event of default under the LC Facility, including our failure to reimburse a draw against an issued letter of credit, the financial institution would assign its claim against us, to the extent of the amount due and payable by us under the LC Facility, to its noteholders in lieu of paying principal on their performance linked notes. At November 30, 2004, we had letters of credit outstanding in the amount of $196.4 million under the LC Facility.

In March and April 2004, we issued a total of $300 million of senior floating-rate notes due 2009 (the “Initial Notes”), which are callable at par beginning in March 2006. Proceeds from the offerings, after underwriting discount and expenses, were $298.5 million. We used the proceeds to partially prepay the term loan B portion of the

Credit Facilities and added the remainder to our working capital to be used for general corporate purposes. We repaid the remaining outstanding balance of the term loan B with cash from our working capital. Interest on the Initial Notes is three-month LIBOR plus 0.75% (3.16% as of November 30, 2004) and is payable quarterly, compared to the term loan B interest of three-month LIBOR plus 1.75%. The Initial Notes are unsecured and unsubordinated. At November 30, 2004, the carrying value of the Initial Notes was $300.0 million.

Substantially all of our subsidiaries, other than finance company subsidiaries and subsidiaries formed or acquired after October 9, 2001, guaranteed the Initial Notes. The guarantees are full and unconditional and the guarantor subsidiaries are 100% directly and indirectly owned by Lennar Corporation. The principal reason our subsidiaries, other than finance company subsidiaries and subsidiaries formed or acquired after October 9, 2001, guaranteed the Initial Notes is so holders of the Initial Notes will have rights at least as great with regard to our subsidiaries as any other holders of a material amount of our unsecured debt. Therefore, the guarantees of the Initial Notes will remain in effect while the guarantor subsidiaries guarantee a material amount of the debt of Lennar Corporation, as a separate entity, to others. At any time, however, when a guarantor subsidiary is no longer guaranteeing at least $75 million of Lennar Corporation’s debt other than the Initial Notes and other notes with similar termination provisions, either directly or by guaranteeing other subsidiaries’ obligations as guarantors of Lennar Corporation’s debt, guarantor subsidiaries guarantee of the Initial Notes will be suspended. Currently, the guarantor subsidiaries are guaranteeing Lennar Corporation’s principal revolving bank credit lines, $350 million principal amount of senior notes due 2013, $322 million principal amount of 9.95% senior notes due 2010, $282 million principal amount of 7 5/8% senior notes due 2009, $250 million principal amount of 5.50% senior notes due 2014 and $200 million principal amount of senior floating-rate notes due 2007. However, the guarantor subsidiaries’ guarantees of the senior notes due 2013, the senior notes due 2014 and the senior floating-rate notes due 2007 also will be suspended with regard to any guarantor subsidiary while it is not guaranteeing at least $75 million of Lennar Corporation’s debt and the guarantor subsidiaries’ guarantees of the senior notes due 2010 will be suspended with regard to any guarantor subsidiary that no longer is guaranteeing any of Lennar Corporation’s debt. Therefore, if, while the Initial Notes are outstanding, the guarantor subsidiaries cease guaranteeing Lennar Corporation’s obligations under the principal revolving bank credit lines and are not guarantors of any new debt, the guarantor subsidiaries’ guarantees of the Initial Notes will be suspended until such time, if any, as they again are guaranteeing at least $75 million of Lennar Corporation’s debt other than the Initial Notes.

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

In the Supplemental Indenture relating to the Initial Notes, we agreed to file by March 31, 2004 a registration statement relating to the guarantees by subsidiaries formed or acquired after October 9, 2001, but we did not do so because of questions regarding what information was required in that registration statement. Instead of filing a registration statement relating solely to the additional guarantees, on June 29, 2004, we filed a registration statement relating to an offer to exchange fully guaranteed senior floating-rate notes due 2009, series B (the “New Notes”) for the Initial Notes. The New Notes would be substantially identical with the Initial Notes, except that the New Notes would be guaranteed by all of our wholly-owned subsidiaries (other than finance company subsidiaries), including subsidiaries formed or acquired by us after October 9, 2001. In December 2004, the registration statement became effective. In January 2005, we exchanged all of the Initial Notes for the New Notes.

In August 2004, we sold $250 million of 5.50% senior notes due 2014 at a price of 98.842% in a private placement. Proceeds from the offering, after initial purchaser’s discount and expenses, were $245.5 million. We used the proceeds to repay borrowings under our Credit Facilities. Interest on the senior notes is due semi-annually. The senior notes are unsecured and unsubordinated. Substantially all of our subsidiaries, other than finance company subsidiaries, guaranteed the senior notes. At November 30, 2004, the carrying value of the senior notes was $247.1 million.

In August 2004, we also sold $200 million of senior floating-rate notes due 2007 in a private placement. The senior floating-rate notes are callable at par beginning in February 2006. Proceeds from the offering, after initial purchaser’s discount and expenses, were $199.3 million. We used the proceeds to repay borrowings under our Credit Facilities. Interest on the senior floating-rate notes is three-month LIBOR plus 0.50% (2.91% as of November 30, 2004) and is payable quarterly. The senior floating-rate notes are unsecured and unsubordinated. Substantially all of our subsidiaries, other than finance company subsidiaries, guaranteed the senior floating-rate notes. At November 30, 2004, the carrying value of the senior floating-rate notes was $200.0 million.

At November 30, 2004, our Financial Services Division had warehouse lines of credit totaling $950 million, which included a $275 million temporary increase that expired in December 2004, to fund our mortgage loan activities. Borrowings under the facilities were $872.8 million at November 30, 2004 and were collateralized by mortgage loans and receivables on loans sold but not yet funded with outstanding principal balances of $894.7 million. There are several interest rate pricing options which fluctuate with market rates. The effective interest rate on the facilities at November 30, 2004 was 2.9%. The warehouse lines of credit mature during 2005 at which time we expect the facilities to be renewed. At November 30, 2004, we had advances under a conduit funding agreement with a major financial institution amounting to $5.2 million. Borrowings under this agreement are collateralized by mortgage loans and had an effective interest rate of 3.2% at November 30, 2004. We also had a $20 million revolving line of credit with a bank that matures in July 2005, at which time the Division expects the line of credit to be renewed. The line of credit is collateralized by certain assets of the Division and stock of certain title subsidiaries. Borrowings under the line of credit were $18.9 million and had an effective interest rate of 3.1% at November 30, 2004.

We have various interest rate swap agreements, which effectively convert variable interest rates to fixed interest rates on $300 million of outstanding debt related to our homebuilding operations. The interest rate swaps mature at various dates through 2008 and fix the LIBOR index (to which certain of our debt interest rates are tied) at an average interest rate of 6.8% at November 30, 2004. The net effect on our operating results is that interest on the variable-rate debt being hedged is recorded based on fixed interest rates. Counterparties to these agreements are major financial institutions. At November 30, 2004, the fair market value of the interest rate swaps, net of tax, was a $14.2 million liability. Our Financial Services Division, in the normal course of business, uses derivative financial instruments to reduce its exposure to fluctuations in interest rates. The Division enters into forward commitments and, to a lesser extent, option contracts to protect the value of loans held-for-sale from increases in market interest rates. We do not anticipate that we will suffer credit losses from counterparty non-performance.

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

In June 2001, our Board of Directors increased our previously authorized stock repurchase program to permit future purchases of up to 20 million shares (adjusted for the January 2004 two-for-one stock split) of our outstanding Class A common stock. In December 2003, we granted approximately 2.4 million stock options (adjusted for our January 2004 two-for-one stock split) to employees under our 2003 Stock Option and Restricted Stock Plan, and in January 2004 we repurchased a similar number of shares of our outstanding Class A common stock under our stock repurchase program for an aggregate purchase price of approximately $109.6 million, or $45.64 per share (adjusted for our January 2004 two-for-one stock split). As of November 30, 2004, 17.6 million Class A common shares can be repurchased in the future under the program. During December 2004 and January 2005, we repurchased a total of 1.9 million shares of our outstanding Class A common stock under our stock repurchase program for an aggregate purchase price of $105.3 million, or $54.39 per share.

Additionally, during the year ended November 30, 2004, we repurchased approximately 91,000 Class A common shares related to the vesting of restricted stock and distributions of common stock from our deferred compensation plan.

In September 2004, our Board of Directors voted to increase the annual dividend rate with regard to our Class A and Class B common stock to $0.55 per share per year (payable quarterly) from $0.50 per share per year (payable quarterly). Dividend rates reflect our January 2004 two-for-one stock split.

In recent years, we have sold convertible and non-convertible debt into public markets, and at year-end, we had shelf registration statements under the Securities Act of 1933, as amended, under which we could sell to the public up to $320 million of debt securities, common stock, preferred stock or other securities and could issue up to $400 million of equity or debt securities in connection with acquisitions of companies, businesses or assets.

Based on our current financial condition and credit relationships, we believe that our operations and borrowing resources will provide for our current and long-term capital requirements at our anticipated levels of growth.

OFF-BALANCE SHEET ARRANGEMENTS

We strategically invest in unconsolidated entities that acquire and develop land for our homebuilding operations or for sale to third parties. Through these entities, we reduce and share our risk by limiting the amount of our capital invested in land, while increasing access to potential future homesites. The use of these entities also, in some instances, enables us to acquire land to which we could not otherwise obtain access, or could not obtain access on as favorable terms, without the participation of a strategic partner. Our partners in these entities generally are unrelated homebuilders, land sellers or other real estate entities. While we view the use of these entities as beneficial to our homebuilding activities, we do not view them as essential to those activities.

Most of the entities in which we invest are accounted for by the equity method of accounting. At November 30, 2004, we had ownership interests in these unconsolidated entities that did not exceed 50%. During 2004, the unconsolidated entities in which we had investments generated $1.6 billion of revenues and incurred $1.2 billion of expenses, resulting in net earnings of $441.8 million. Our share of those net earnings was $90.7 million. In many instances, we are appointed as the day-to-day manager of these entities and receive fees for performing this function. During 2004, 2003 and 2002, we received management fees and reimbursement of expenses totaling $40.6 million, $39.0 million and $29.2 million, respectively, from unconsolidated entities in which we had investments. We and/or our partners sometimes obtain options or enter into other arrangements under which we can purchase portions of the land held by the unconsolidated entities. Option prices are generally negotiated prices that approximate fair market value when we receive the options. During 2004, 2003 and 2002, $547.6 million, $460.5 million and $419.3 million, respectively, of the unconsolidated entities’ revenues were from land sales to our homebuilding divisions. We do not include in our equity in earnings from unconsolidated entities our pro rata share of unconsolidated entities’ earnings resulting from land sales to our homebuilding divisions. Instead, we account for those earnings as a reduction of our cost of purchasing the land from the unconsolidated entities. This in effect defers recognition of our share of the unconsolidated entities’ earnings related to these sales until a home is delivered and title passes to a homebuyer.

At November 30, 2004, the unconsolidated entities in which we had investments had total assets of $4.2 billion and total liabilities of $2.4 billion, which included $1.9 billion of notes and mortgages payable. In some instances, we and/or our partners have provided guarantees on debt of certain unconsolidated entities on a pro rata basis. At November 30, 2004, we had repayment guarantees of $161.3 million and limited maintenance guarantees of $319.3 million of the unconsolidated entity debt ($200.0 million of the limited maintenance guarantees related to the unconsolidated entity that acquired Newhall). When we and/or our partners provide guarantees, the unconsolidated entity generally receives more favorable terms from its lenders than would otherwise be available to it. The limited maintenance guarantees only apply if an unconsolidated entity defaults on its loan arrangements and the value of the collateral (generally land and improvements) is less than a specified percentage of the loan balance. If we are required to make a payment under a limited maintenance guarantee to bring the value of the collateral above the specified percentage of the loan balance, the payment would constitute a capital contribution or loan to the unconsolidated entity and increase our share of any funds it distributes.

Contractual Obligations and Commercial Commitments

The following summarizes our contractual obligations at November 30, 2004:

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	Over 5 years
	(In thousands)
Homebuilding—Senior notes and other debts payable	$2,021,014	60,821	214,739	575,000	1,170,454
Financial services—Notes and other debts payable (including limited-purpose finance subsidiaries)	900,340	896,896	38	—	3,406
Interest commitments under interest bearing debt	642,966	118,463	205,869	172,302	146,332
Operating leases	227,975	63,539	87,393	49,839	27,204

Total contractual cash obligations	$3,792,295	1,139,719	508,039	797,141	1,347,396

We are subject to the usual obligations associated with entering into contracts (including option contracts) for the purchase, development and sale of real estate in the routine conduct of our business. Option contracts for the purchase of land enable us to defer acquiring portions of properties owned by third parties and unconsolidated entities until we are ready to build homes on them. This reduces our financial risks associated with long-term land holdings. At November 30, 2004, we had access to acquire approximately 168,000 homesites through option contracts and unconsolidated entities in which we have investments. At November 30, 2004, we had $222.4 million of non-refundable option deposits and advanced costs related to certain of these homesites.

We are committed, under various letters of credit, to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit under these arrangements totaled $787.4 million at November 30, 2004. Additionally, we had outstanding performance and surety bonds related to site improvements at various projects with estimated costs to complete of $1.3 billion. We do not believe that draws upon these bonds, if any, will have a material effect on our financial position, results of operations or cash flows.

Our Financial Services Division had a pipeline of loans in process totaling approximately $3.1 billion at November 30, 2004. To minimize credit risk, we use the same credit policies in the approval of our commitments as are applied to our lending activities. Loans in process for which interest rates were committed to the borrowers totaled approximately $519.9 million as of November 30, 2004. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers, the total commitments do not necessarily represent future cash requirements.

Our Financial Services Division uses mandatory mortgage-backed securities (“MBS”) forward commitments and MBS option contracts to hedge its interest rate exposure during the period from when it extends an interest rate lock to a loan applicant until the time at which the loan is sold to an investor. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk is managed by entering into MBS only with investment banks with primary dealer status and with permanent investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair market value. At November 30, 2004, we had open commitments amounting to $273.6 million to sell MBS with varying settlement dates through February 2005.

ECONOMIC CONDITIONS

During 2004, the homebuilding environment remained strong due to a positive supply/demand relationship, as well as low interest rates. As a result of this favorable environment and growth in the number of our active communities, our new orders increased by 12% in 2004. Although the homebuilding business historically has been cyclical, it has not undergone an economic down cycle in a number of years. This has led some people to assert that the prices of new homes and the stock prices of homebuilding companies may be inflated and may decline if the demand for new homes weakens. A decline in the prices for new homes could adversely affect our revenues and gross margins. A decline in our stock price could make raising capital through stock issuances more difficult and expensive.

MARKET AND FINANCING RISK

We finance our land acquisition and development activities, construction activities, financial services activities and general operating needs primarily with cash generated from operations and public debt issuances, as well as cash borrowed under our revolving credit facilities and warehouse lines of credit. We also purchase land under option agreements, which enables us to acquire homesites when we are ready to build homes on them. The financial risks of adverse market conditions associated with land holdings are managed by prudent underwriting of land purchases in areas we view as desirable growth markets, careful management of the land development process and limitation of risks by using partners to share the costs of purchasing and developing land, as well as obtaining access to land through option contracts.

SEASONALITY

We have historically experienced variability in our results of operations from quarter-to-quarter due to the seasonal nature of the homebuilding business. We typically experience the highest rate of orders for new homes in the first half of the calendar year, although the rate of orders for new homes is highly dependent on the number of active communities and the timing of new community openings. We typically have a greater percentage of new home deliveries in the second half of our fiscal year compared to the first half because new home deliveries trail orders for new homes by several months. As a result, our revenues and operating earnings from sales of homes are generally higher in the second half of our fiscal year.

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

NEW ACCOUNTING PRONOUNCEMENTS

In March 2004, the Securities and Exchange Commission released SEC Staff Accounting Bulletin (“SAB”) No. 105, Application of Accounting Principles to Loan Commitments. SAB No. 105 provides the SEC staff position regarding the application of accounting principles generally accepted in the United States of America to loan commitments that relate to the origination of mortgage loans that will be held for resale. SAB No. 105 contains specific guidance on the inputs to a valuation-recognition model to measure loan commitments accounted for at fair market value. Previous accounting guidance required the commitment to be recognized on the balance sheet at fair market value from its inception through its expiration or funding. SAB No. 105 requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. In addition, SAB No. 105 requires the disclosure of both the accounting policy for loan commitments, including the methods and assumptions used to estimate the fair market value of loan commitments, and any associated hedging strategies. SAB No. 105 is effective for all loan commitments accounted for as derivatives and entered into subsequent to March 31, 2004. The implementation of SAB No. 105 did not have a material impact on our financial condition, results of operations or cash flows.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment. SFAS No. 123(R) establishes accounting standards for transactions in which a company exchanges its equity instruments for goods or services. In particular, this Statement would require companies to record compensation expense for all share-based payments, such as employee stock options, at fair market value. This Statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 (our fiscal period beginning September 1, 2005). We are currently reviewing the effect of this Statement on our consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our accounting policies are more fully described in Note 1 of the notes to our consolidated financial statements. As discussed in Note 1, the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events that affect the amounts reported in our consolidated financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and such differences may be material to our consolidated financial statements. Listed below are those policies and estimates that we believe are critical and require the use of significant judgment in their application.

Homebuilding Operations

Revenue Recognition

Revenues from sales of homes are recognized when sales are closed and title passes to the new homeowners. Revenues from sales of land are recognized when a significant down payment is received, the earnings process is complete and collectibility of the receivable is reasonably assured. We believe that the accounting policy related to revenue recognition is a critical accounting policy because of the significance of revenue recognition.

Inventories

Inventories are stated at cost, unless the inventory within a community is determined to be impaired, in which case the impaired inventory would be written down to fair market value. Inventory costs include land, land development and home construction costs, real estate taxes, deposits on land purchase contracts and interest related to development and construction. Land, land development, amenities and other costs are accumulated by specific area and allocated to homes within the respective areas.

We evaluate our inventory for impairment whenever indicators of impairment exist. Accounting standards require that if the sum of the undiscounted future cash flows expected to result from an asset is less than the reported value of the asset, an asset impairment must be recognized in the consolidated financial statements. The amount of impairment to recognize is calculated by subtracting the fair market value of the asset from the carrying value of the asset.

We believe that the accounting estimate related to inventory valuation and impairment is a critical accounting estimate because: (1) it is highly susceptible to change due to the assumptions about future sales and cost of sales and (2) the impact of recognizing impairments on the assets reported in our consolidated balance sheets, as well as our net earnings, could be material. Our assumptions about future home sales prices and volumes require significant judgment because the residential homebuilding industry is cyclical and is highly sensitive to changes in economic conditions. Although the homebuilding business historically has been cyclical, it has not undergone a down cycle in a number of years.

While no impairment existed as of November 30, 2004, there can be no assurances that future economic or financial developments, including general interest rate increases or a slowdown in the economy, might not lead to an impairment of inventory.

Warranty Costs

Although we subcontract virtually all segments of construction to others and our contracts call for the subcontractors to repair or replace any deficient items related to their trade, we are primarily responsible to correct any deficiencies. Additionally, in some instances, we may be held responsible for the actions of or losses incurred by subcontractors. Warranty reserves are established at an amount estimated to be adequate to cover potential costs for materials and labor with regard to warranty-type claims expected to be incurred subsequent to the delivery of a home. Reserves are determined based upon historical data and trends with respect to similar product types and geographical areas. We believe the accounting estimate related to the reserve for warranty costs is a critical accounting estimate because the estimate requires a large degree of judgment.

At November 30, 2004, the reserve for warranty costs was $116.8 million. While we believe that the reserve for warranty costs is adequate, there can be no assurances that historical data and trends will accurately predict our actual warranty costs. Additionally, there can be no assurances that future economic or financial developments might not lead to a significant change in the reserve.

Investments in Unconsolidated Entities

We frequently invest in entities that acquire and develop land for sale to us in connection with our homebuilding operations or for sale to third parties. Our partners generally are unrelated homebuilders, land sellers or other real estate entities.

Most of the unconsolidated entities through which we acquire and develop land are accounted for by the equity method of accounting because we are not the primary beneficiary, as defined under FASB Interpretation No. 46(R) (“FIN 46(R)”), Consolidation of Variable Interest Entities, and we have a significant, but less than controlling, interest in the entities. We record our investments in these entities in our consolidated balance sheets as “Investments in Unconsolidated Entities” and our pro rata share of the entities’ earnings or losses in our consolidated statements of earnings as “Equity in Earnings from Unconsolidated Entities,” as described in Note 5 of the notes to our consolidated financial statements. Advances to these entities are included in the investment balance.

Management uses its judgment when determining if we are the primary beneficiary of, or have a controlling interest in, an unconsolidated entity. Factors considered in determining whether we have significant influence or we have control include risk and reward sharing, experience and financial condition of the other partners, voting rights, involvement in day-to-day capital and operating decisions and continuing involvement. The accounting policy relating to the use of the equity method of accounting is a critical accounting policy due to the judgment required in determining whether we are the primary beneficiary or have control or significant influence.

As of November 30, 2004, we believe that the equity method of accounting is appropriate for our investments in unconsolidated entities where we are not the primary beneficiary and we do not have a controlling interest, but rather share control with our partners. At November 30, 2004, the unconsolidated entities in which we had investments had total assets of $4.2 billion and total liabilities of $2.4 billion.

Financial Services Operations

Revenue Recognition

Loan origination revenues, net of direct origination costs, are recognized when the related loans are sold. Gains and losses from the sale of loans and loan servicing rights are recognized when the loans are sold and shipped to an investor. Premiums from title insurance policies are recognized as revenue on the effective dates of the policies. Escrow fees are recognized at the time the related real estate transactions are completed, usually upon the close of escrow. Interest income on mortgage loans held-for-sale is recognized as earned over the terms of the mortgage loans based on the contractual interest rates. In all circumstances, we do not recognize revenue until the earnings process is complete and collectibility of the receivable is reasonably assured. We believe that the accounting policy related to revenue recognition is a critical accounting policy because of the significance of revenue recognition.

Allowance for Loan Losses

We provide an allowance for loan losses when and if we determine that loans or portions of them are not likely to be collected. In evaluating the adequacy of the allowance for loan losses, we consider various factors such as past loan loss experience, regulatory examinations, present economic conditions and other factors considered relevant by management. Anticipated changes in economic conditions, which may influence the level of the allowance, are considered in the evaluation by management when the likelihood of the changes can be reasonably determined. This analysis is based on judgments and estimates and may change in response to economic developments or other conditions that may influence borrowers’ financial conditions or prospects. At November 30, 2004, the allowance for loan losses was $1.4 million. While we believe that the 2004 year-end allowance was adequate, particularly in view of the fact that we usually sell the loans in the secondary mortgage market on a non-recourse basis within 45 days after we originate them, there can be no assurances that future economic or financial developments, including general interest rate increases or a slowdown in the economy, might not lead to increased provisions to the allowance or a higher occurrence of loan charge-offs. This allowance requires management’s judgment and estimate. For these reasons, we believe that the accounting estimate related to the allowance for loan losses is a critical accounting estimate.

Homebuilding and Financial Services Operations

Goodwill Valuation

Goodwill represents the excess of the purchase price over the fair market value of net assets acquired. The process of determining goodwill requires judgment. Evaluating goodwill for impairment involves the determination of the fair market value of our reporting units. Inherent in such fair market value determinations are certain judgments and estimates, including the interpretation of current economic indicators and market valuations, and our strategic plans with regard to our operations. To the extent additional information arises or our strategies change, it is possible that our conclusion regarding goodwill impairment could change, which could have a material effect on our financial position and results of operations. For those reasons, we believe that the accounting estimate related to goodwill impairment is a critical accounting estimate.

We review goodwill annually (or more frequently under certain conditions) for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. We performed our annual impairment test of goodwill as of September 30, 2004 and determined that goodwill was not impaired.

At November 30, 2004, goodwill was $239.4 million (net of accumulated amortization of $18.0 million). While we believe that no impairment existed as of November 30, 2004, there can be no assurances that future economic or financial developments, including general interest rate increases or a slowdown in the economy, might not lead to an impairment of goodwill.

Valuation of Deferred Tax Assets

We record income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and attributable to operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which the temporary differences are expected to be recovered or paid. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period when the changes are enacted.

We believe that the accounting estimate for the valuation of deferred tax assets is a critical accounting estimate because judgment is required in assessing the likely future tax consequences of events that have been recognized in our financial statements or tax returns. We base our estimate of deferred tax assets and liabilities on current tax laws and rates and, in certain cases, business plans and other expectations about future outcomes. Changes in existing tax laws or rates could affect actual tax results and future business results may affect the amount of deferred tax liabilities or the valuation of deferred tax assets over time. Our accounting for deferred tax consequences represents our best estimate of future events. Although it is possible there will be changes that are not anticipated in our current estimates, we believe it is unlikely such changes would have a material period-to-period impact on our financial position or results of operations.

At November 30, 2004, our net deferred tax asset was $126.8 million. Based on our assessment, it appears more likely than not that the net deferred tax asset will be realized through future taxable earnings.

Stock-Based Compensation

With the approval of a committee consisting of members of our Board of Directors, we occasionally issue to employees options to purchase our common stock. The committee approves grants only from amounts remaining available for grant that were formally authorized by our common stockholders. We grant approved options with an exercise price not less than the market price of the common stock on the date of the option grant. We account for options under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognize no compensation expense for the grants. SFAS No. 123 Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123, require us to disclose the effects on net earnings and basic and diluted earnings per share had we recorded compensation expense in accordance with SFAS No. 123.

In December 2004, the FASB issued SFAS No. 123(R). SFAS No. 123(R) establishes accounting standards for transactions in which a company exchanges its equity instruments for goods or services. In particular, this Statement would require companies to record compensation expense for all share-based payments, such as employee stock options, at fair market value. This Statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 (our fiscal period beginning September 1, 2005). We are currently reviewing the effect of SFAS No. 123(R) on our consolidated financial statements.

We believe that the accounting estimate for the valuation of share-based payment is a critical accounting estimate because judgment is required in determining the valuation of the stock options granted to employees.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks related to fluctuations in interest rates on our investments, debt obligations, mortgage loans and mortgage loans held-for-sale. We utilize derivative instruments, including interest rate swaps, in conjunction with our overall strategy to manage our exposure to changes in interest rates. We also utilize forward commitments and option contracts to mitigate the risks associated with our mortgage loan portfolio.

The tables on the following pages provide information at November 30, 2004 and 2003 about our significant derivative financial instruments and other financial instruments that are sensitive to changes in interest rates. For investments available-for-sale, mortgage loans held-for-sale, mortgage loans and held-to-maturity investments, senior notes, notes and other debts payable, the tables present principal cash flows and related weighted average effective interest rates by expected maturity dates and estimated fair market values at November 30, 2004 and 2003. Weighted average variable interest rates are based on the variable interest rates at November 30, 2004 and 2003. For interest rate swaps, the tables present notional amounts and weighted average interest rates by contractual maturity dates and estimated fair market values at November 30, 2004 and 2003. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contracts. Our limited-purpose finance subsidiaries have placed mortgages and other receivables as collateral for various long-term financings. These limited-purpose finance subsidiaries pay the principal of, and interest on, these financings almost entirely from the cash flows generated by the related pledged collateral and are excluded from the following tables. Our trading investments do not have interest rate sensitivity, and therefore, are also excluded from the following tables.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and Notes 1 and 14 of the notes to consolidated financial statements in Item 8 for a further discussion of these items and our strategy of mitigating our interest rate risk.

Information Regarding Interest Rate Sensitivity

Principal (Notional) Amount by

Expected Maturity and Average Interest Rate

November 30, 2004

	Years Ending November 30,					Thereafter	Total	Fair Market Value at November 30, 2004
	2005	2006	2007	2008	2009
	(Dollars in millions)
ASSETS
Homebuilding:
Investments available-for-sale:
Fixed rate	$—	—	—	—	—	8.6	8.6	8.6
Average interest rate	—	—	—	—	—	7.5%	—	—
Financial services:
Mortgage loans held-for-sale, net:
Fixed rate	$—	—	—	—	—	238.1	238.1	238.1
Average interest rate	—	—	—	—	—	6.2%	—	—
Variable rate	$—	—	—	—	—	209.5	209.5	209.5
Average interest rate	—	—	—	—	—	5.1%	—	—
Mortgage loans and held-to-maturity investments:
Fixed rate	$31.4	7.9	0.4	1.2	1.3	17.8	60.0	58.6
Average interest rate	1.9%	7.1%	29.9%	10.1%	8.9%	8.7%	—	—
Variable rate	$—	—	—	—	—	0.8	0.8	0.7
Average interest rate	—	—	—	—	—	5.3%	—	—
LIABILITIES
Homebuilding:
Senior notes and other debts payable:
Fixed rate	$21.4	14.7	0.1	0.1	274.9	1,170.4	1,481.6	1,727.6
Average interest rate	2.6%	14.8%	11.0%	11.0%	7.6%	6.7%	—	—
Variable rate	$39.4	—	200.0	—	300.0	—	539.4	539.4
Average interest rate	4.9%	—	2.9%	—	3.2%	—	—	—
Financial services:
Notes and other debts payable:
Variable rate	$896.9	—	—	—	—	—	896.9	896.9
Average interest rate	2.9%	—	—	—	—	—	—	—
OTHER FINANCIAL INSTRUMENTS
Homebuilding liabilities:
Interest rate swaps:
Variable to fixed-notional amount	$100.0	—	130.3	69.7	—	—	300.0	22.9
Average pay rate	6.7%	—	6.8%	6.8%	—	—	—	—
Average receive rate	LIBOR	—	LIBOR	LIBOR	—	—	—	—

Information Regarding Interest Rate Sensitivity

Principal (Notional) Amount by

Expected Maturity and Average Interest Rate

November 30, 2003

	Years Ending November 30,					Thereafter	Total	Fair Market Value at November 30, 2003
	2004	2005	2006	2007	2008
	(Dollars in millions)
ASSETS
Financial services:
Mortgage loans held-for-sale, net:
Fixed rate	$—	—	—	—	—	383.2	383.2	383.2
Average interest rate	—	—	—	—	—	6.1%	—	—
Variable rate	$—	—	—	—	—	159.3	159.3	159.3
Average interest rate	—	—	—	—	—	5.0%	—	—
Mortgage loans and held-to-maturity investments:
Fixed rate	$30.6	3.8	6.0	0.6	2.0	15.5	58.5	57.4
Average interest rate	1.7%	4.0%	10.4%	23.6%	10.0%	9.9%	—	—
LIABILITIES
Homebuilding:
Senior notes and other debts payable:
Fixed rate	$15.6	27.6	14.4	—	—	1,182.6	1,240.2	1,566.8
Average interest rate	5.1%	9.0%	15.0%	—	—	7.2%	—	—
Variable rate	$5.9	18.1	4.0	4.0	4.0	276.0	312.0	312.0
Average interest rate	3.9%	4.5%	2.9%	2.9%	2.9%	2.9%	—	—
Financial services:
Notes and other debts payable:
Variable rate	$734.5	0.1	0.1	—	—	—	734.7	734.7
Average interest rate	1.8%	4.9%	4.9%	—	—	—	—	—
OTHER FINANCIAL INSTRUMENTS
Homebuilding liabilities:
Interest rate swaps:
Variable to fixed-notional amount	$—	100.0	—	200.0	—	—	300.0	33.7
Average pay rate	—	6.7%	—	6.8%	—	—	—	—
Average receive rate	—	LIBOR	—	LIBOR	—	—	—	—

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Lennar Corporation

We have audited the accompanying consolidated balance sheets of Lennar Corporation and subsidiaries (the “Company”) as of November 30, 2004 and 2003, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended November 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of November 30, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 11, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP

Certified Public Accountants

Miami, Florida

February 11, 2005

LENNAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

November 30, 2004 and 2003

	2004	2003
	(In thousands, except per share amounts)
ASSETS
Homebuilding:
Cash	$1,322,472	1,201,276
Receivables, net	153,285	60,392
Inventories:
Finished homes and construction in progress	3,140,520	2,006,548
Land under development	1,725,755	1,600,224
Consolidated inventory not owned	275,795	49,329

Total inventories	5,142,070	3,656,101
Investments in unconsolidated entities	856,422	390,334
Other assets	432,574	450,619

	7,906,823	5,758,722
Financial services	1,258,457	1,016,710

Total assets	$9,165,280	6,775,432

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable and other liabilities	$1,830,047	1,040,961
Liabilities related to consolidated inventory not owned	222,769	45,214
Senior notes and other debts payable	2,021,014	1,552,217

	4,073,830	2,638,392
Financial services	1,038,478	873,266

Total liabilities	5,112,308	3,511,658
Stockholders’ equity:
Preferred stock	—	—
Class A common stock of $0.10 par value per share (1) Authorized: 2004 and 2003-300,000 shares Issued: 2004-123,722 shares; 2003-125,328 shares	12,372	12,533
Class B common stock of $0.10 par value per share (1) Authorized: 2004 and 2003-90,000 shares Issued: 2004-32,598 shares; 2003-32,508 shares	3,260	3,251
Additional paid-in capital (1)	1,277,780	1,358,304
Retained earnings	2,780,637	1,914,963
Unearned compensation	(2,564)	(4,301)
Deferred compensation plan (1)–2004-695 Class A common shares and 70 Class B common shares; 2003-534 Class A common shares and 53 Class B common shares	(6,410)	(4,919)
Deferred compensation liability	6,410	4,919
Treasury stock, at cost; 2004-90 Class A common shares	(3,938)	—
Accumulated other comprehensive loss	(14,575)	(20,976)

Total stockholders’ equity	4,052,972	3,263,774

Total liabilities and stockholders’ equity	$9,165,280	6,775,432

(1)	Class A common stock, Class B common stock, additional paid-in capital, and all share information (except authorized shares, treasury shares and par value) have been retroactively adjusted to reflect the effect of the Company’s January 2004 two-for-one stock split. See Note 12.

See accompanying notes to consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

Years Ended November 30, 2004, 2003 and 2002

	2004	2003	2002
	(In thousands, except per share amounts)
Revenues:
Homebuilding	$10,000,632	8,348,645	6,751,301
Financial services	504,267	558,974	484,219

Total revenues	10,504,899	8,907,619	7,235,520

Costs and expenses:
Homebuilding	8,601,338	7,288,356	5,993,209
Financial services	391,966	404,521	356,608
Corporate general and administrative	141,722	111,488	85,958

Total costs and expenses	9,135,026	7,804,365	6,435,775

Equity in earnings from unconsolidated entities	90,739	81,937	42,651
Management fees and other income, net	58,455	21,863	33,313

Earnings before provision for income taxes	1,519,067	1,207,054	875,709
Provision for income taxes	573,448	455,663	330,580

Net earnings	$945,619	751,391	545,129

Earnings per share (1):
Basic	$6.09	5.10	3.88

Diluted	$5.70	4.65	3.51

(1)	Earnings per share amounts have been retroactively adjusted to reflect the effect of the Company’s April 2003 10% Class B stock distribution and January 2004 two-for-one stock split. See Notes 10 and 12.

See accompanying notes to consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended November 30, 2004, 2003 and 2002

	2004	2003	2002
	(Dollars in thousands)
Class A common stock (1):
Beginning balance	$12,533	13,012	12,824
Conversion of 3 7/8% zero-coupon senior convertible debentures to Class A common shares	—	1,356	—
Par value of retired treasury stock	(240)	(1,972)	—
Employee stock plans and director compensation	79	137	180
Conversion of Class B common stock	—	—	8

Balance at November 30,	12,372	12,533	13,012

Class B common stock (1):
Beginning balance	3,251	1,940	1,948
Employee stock plans and restricted stock	9	11	—
10% Class B common stock distribution	—	1,300	—
Conversion to Class A common stock	—	—	(8)

Balance at November 30,	3,260	3,251	1,940

Additional paid-in capital (1):
Beginning balance	1,358,304	866,026	836,538
10% Class B common stock distribution	—	351,368	—
Conversion of 3 7/8% zero-coupon senior convertible debentures to Class A common shares	—	269,968	10
Conversion of other debt	25	6	—
Employee stock plans, director compensation and restricted stock	14,869	18,049	18,750
Mark-to-market of performance-based stock options	844	—	—
Tax benefit from employee stock plans and vesting of restricted stock	13,142	10,951	10,728
Retirement of treasury stock	(109,404)	(158,064)	—

Balance at November 30,	1,277,780	1,358,304	866,026

Retained earnings:
Beginning balance	1,914,963	1,538,945	996,998
Net earnings	945,619	751,391	545,129
10% Class B common stock distribution including cash paid for fractional shares of $298 in 2003	—	(352,966)	—
Cash dividends—Class A common stock	(63,252)	(19,167)	(2,746)
Cash dividends—Class B common stock	(16,693)	(3,240)	(436)

Balance at November 30,	2,780,637	1,914,963	1,538,945

Unearned compensation:
Beginning balance	(4,301)	(7,337)	(10,833)
Issuance of restricted stock	(420)	—	—
Mark-to-market of performance-based stock options	(844)	—	—
Restricted stock cancellations	—	—	387
Amortization of restricted stock and performance-based stock options	3,001	3,036	3,109

Balance at November 30,	(2,564)	(4,301)	(7,337)

Deferred compensation plan:
Beginning balance	(4,919)	(1,103)	—
Deferred compensation activity	(1,491)	(3,816)	(1,103)

Balance at November 30,	(6,410)	(4,919)	(1,103)

Deferred compensation liability:
Beginning balance	4,919	1,103	—
Deferred compensation activity	1,491	3,816	1,103

Balance at November 30,	6,410	4,919	1,103

See accompanying notes to consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)

Years Ended November 30, 2004, 2003 and 2002

	2004	2003	2002
	(Dollars in thousands)
Treasury stock, at cost:
Beginning balance	—	(158,992)	(158,927)
Employee stock plans and vesting of restricted stock, net	—	(1,044)	(65)
Purchases of treasury stock	(113,582)	—	—
Retirement of treasury stock	109,644	160,036	—

Balance at November 30,	(3,938)	—	(158,992)

Accumulated other comprehensive loss:
Beginning balance	(20,976)	(24,437)	(19,286)
Change in unrealized gain (loss) on interest rate swaps, net of tax	6,734	3,461	(5,151)
Change in unrealized gain on available-for-sale investment securities, net of tax	53	—	—
Company’s portion of unconsolidated entity’s minimum pension liability, net of tax	(386)	—	—

Balance at November 30,	(14,575)	(20,976)	(24,437)

Total stockholders’ equity	$4,052,972	3,263,774	2,229,157

Comprehensive income	$952,020	754,852	539,978

(1)	Class A common stock, Class B common stock and additional paid-in capital have been retroactively adjusted to reflect the effect of the Company’s January 2004 two-for-one stock split. See Note 12.

See accompanying notes to consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended November 30, 2004, 2003 and 2002

	2004	2003	2002
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$945,619	751,391	545,129
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	55,573	54,503	47,031
Amortization of discount on debt	17,713	21,408	25,358
Equity in earnings from unconsolidated entities	(90,739)	(81,937)	(42,651)
Tax benefit from employee stock plans and vesting of restricted stock	13,142	10,951	10,728
Deferred income tax provision (benefit)	81,539	(51,143)	(5,672)
Changes in assets and liabilities, net of effect from acquisitions:
Increase in receivables	(385,202)	(50,659)	(101,817)
Increase in inventories	(870,194)	(267,234)	(242,330)
Increase in other assets	(760)	(33,964)	(11,122)
(Increase) decrease in financial services mortgage loans held-for-sale	94,948	165,773	(119,379)
Increase in accounts payable and other liabilities	411,108	61,710	99,293

Net cash provided by operating activities	272,747	580,799	204,568

Cash flows from investing activities:
Net additions to operating properties and equipment	(27,389)	(18,848)	(4,085)
Contributions to unconsolidated entities	(751,211)	(235,650)	(236,057)
Distributions from unconsolidated entities	459,149	307,723	293,959
(Increase) decrease in financial services mortgage loans	1,211	(93)	13,886
Purchases of investment securities	(48,562)	(29,614)	(31,545)
Proceeds from investment securities	34,376	17,674	22,442
Acquisitions, net of cash acquired	(105,730)	(159,389)	(424,277)

Net cash used in investing activities	(438,156)	(118,197)	(365,677)

Cash flows from financing activities:
Net borrowings (repayments) under financial services short-term debt	162,277	(118,989)	156,120
Net proceeds from senior floating-rate notes due 2009	298,500	—	—
Net proceeds from senior floating-rate notes due 2007	199,300	—	—
Net proceeds from 5.50% senior notes	245,480	—	—
Net proceeds from 5.95% senior notes	—	341,730	—
Proceeds from other borrowings	—	—	20,103
Principal payments on term loan B and other borrowings	(404,089)	(186,078)	(131,299)
Common stock:
Issuances	14,537	18,197	19,317
Repurchases	(113,582)	(1,044)	(65)
Dividends and other	(79,945)	(22,705)	(3,182)

Net cash provided by financing activities	322,478	31,111	60,994

See accompanying notes to consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

Years Ended November 30, 2004, 2003 and 2002

	2004	2003	2002
	(Dollars in thousands)
Net increase (decrease) in cash	$157,069	493,713	(100,115)
Cash at beginning of year	1,270,872	777,159	877,274

Cash at end of year	$1,427,941	1,270,872	777,159

Summary of cash:
Homebuilding	$1,322,472	1,201,276	731,163
Financial services	105,469	69,596	45,996

	$1,427,941	1,270,872	777,159

Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$—	6,559	18,589
Cash paid for income taxes, net	$278,444	503,410	307,073

Supplemental disclosures of non-cash investing and financing activities:
Conversion of debt to equity	$25	271,330	10
Purchases of inventory financed by sellers	$45,892	15,395	21,087

Acquisitions:
Fair market value of assets acquired, inclusive of cash of $1,392 in 2004, $9,004 in 2003 and $37,986 in 2002	$88,822	159,453	664,424
Goodwill recorded	26,656	30,326	83,560
Fair market value of liabilities assumed	(8,356)	(21,386)	(285,721)

Cash paid	$107,122	168,393	462,263

See accompanying notes to consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of Lennar Corporation and all subsidiaries, partnerships and other entities in which Lennar Corporation has a controlling interest and variable interest entities (see Note 15) in which Lennar Corporation is deemed the primary beneficiary (the “Company”). The Company’s investments in both unconsolidated entities in which a significant, but less than controlling, interest is held and in variable interest entities in which the Company is not deemed to be the primary beneficiary are accounted for by the equity method. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

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

Stock-Based Compensation

The Company grants stock options to certain employees for fixed numbers of shares with, in each instance, an exercise price not less than the fair market value of the shares at the date of the grant. The Company accounts for the stock option grants in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. No compensation expense is recognized if stock options granted have exercise prices greater than or equal to the fair market value of the Company’s stock on the date of the grant. Compensation expense is recognized for stock option grants if the options are performance-based and the Company’s stock has appreciated from the grant date to the measurement date to a fair market value greater than the exercise price of the options. Compensation expense for performance-based options is recognized using the straight-line method over the vesting period of the options based on the difference between the exercise price of the options and the fair market value of the Company’s stock on the measurement date. The Company also grants restricted stock, which is valued based on the market price of the common stock on the date of grant. Compensation expense arising from restricted stock grants is recognized using the straight-line method over the period of the restrictions. Unearned compensation for performance-based options and restricted stock is shown as a reduction of stockholders’ equity in the consolidated balance sheets.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair market value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, to stock-based employee compensation:

	Years Ended November 30,
	2004	2003	2002
	(In thousands, except per share amounts)
Net earnings, as reported	$945,619	751,391	545,129
Add: Total stock-based employee compensation expense included in reported net earnings, net of tax	1,868	1,890	1,935
Deduct: Total stock-based employee compensation expense determined under fair market value based method for all awards, net of tax	(13,086)	(8,938)	(6,556)

Pro forma net earnings	$934,401	744,343	540,508

Earnings per share (1):
Basic—as reported	$6.09	5.10	3.88

Basic—pro forma	$6.01	5.05	3.85

Diluted—as reported	$5.70	4.65	3.51

Diluted—pro forma	$5.63	4.61	3.48

(1)	Per share amounts have been retroactively adjusted to reflect the effect of the Company’s January 2004 two-for-one stock split.

The fair market value of these options was determined at the date of the grant using the Black-Scholes option-pricing model. The significant weighted average assumptions for the years ended November 30, 2004, 2003 and 2002 were as follows:

	2004	2003	2002
Dividend yield	1.1%	0.9%	0.1%
Volatility rate	27%-36%	39%-46%	42%-47%
Risk-free interest rate	2.8%-4.5%	2.2%-3.6%	3.2%-5.1%
Expected option life (years)	2.0-5.0	2.0-5.0	2.0-5.0

Revenue Recognition

Revenues from sales of homes are recognized when the sales are closed and title passes to the new homeowners. Revenues from sales of land are recognized when a significant down payment is received, the earnings process is complete and the collection of any remaining receivables is reasonably assured.

Cash

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Due to the short maturity period of the cash equivalents, the carrying amount of these instruments approximates their fair market values. Cash as of November 30, 2004 and 2003 included $127.3 million and $68.7 million, respectively, of cash primarily held in escrow for approximately three days and $12.0 million and $45.2 million, respectively, of restricted deposits.

Inventories

Inventories are stated at cost unless the inventory within a community is determined to be impaired, in which case the impaired inventory would be written down to fair market value. Inventory costs include land, land development and home construction costs, real estate taxes, deposits on land purchase contracts and interest related to development and construction. The Company evaluates long-lived assets for impairment based on the

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

undiscounted future cash flows of the assets. Write-downs of inventories deemed to be impaired would be recorded as adjustments to the cost basis of the respective inventories. No impairment was recorded during the years ended November 30, 2004, 2003 or 2002.

Construction overhead and selling expenses are expensed as incurred. Homes held-for-sale are classified as inventories until delivered. Land, land development, amenities and other costs are accumulated by specific area and allocated to homes within the respective areas.

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

During 2004, 2003 and 2002, interest incurred by the Company’s homebuilding operations was $137.9 million, $131.8 million and $130.6 million, respectively; interest capitalized into inventories was $137.6 million, $129.5 million and $126.8 million, respectively; and interest expense primarily included in cost of homes sold and cost of land sold was $134.2 million, $141.3 million and $145.6 million, respectively.

Operating Properties and Equipment

Operating properties and equipment are recorded at cost and are included in other assets in the consolidated balance sheets. The assets are depreciated over their estimated useful lives using the straight-line method. At the time operating properties and equipment are disposed of, the asset and related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to earnings. The estimated useful life for operating properties is 30 years, for leasehold improvements is five years and for equipment is two to ten years.

Investment Securities

Investment securities are classified as available-for-sale unless they are classified as trading or held-to-maturity. Securities classified as trading are carried at fair market value and unrealized holding gains and losses are recorded in earnings. Securities classified as held-to-maturity are carried at amortized cost because they are purchased with the intent and ability to hold to maturity. Available-for-sale securities are recorded at fair market value. Any unrealized holding gains or losses on available-for-sale securities are reported in a separate component of stockholders’ equity, net of tax, until realized.

At November 30, 2004 and 2003, investment securities classified as held-to-maturity totaled $31.6 million and $28.0 million, respectively, and were included in the assets of the Financial Services Division. The held-to-maturity securities consist mainly of certificates of deposit and U.S. treasury securities. At November 30, 2004 and 2003, investment securities classified as trading totaled $8.6 million and $6.9 million, respectively, and were included in other assets of the Homebuilding Division. The trading securities are comprised mainly of marketable equity mutual funds designated to approximate the Company’s liabilities under its deferred compensation plan. Additionally, at November 30, 2004, investment securities classified as available-for-sale totaled $8.6 million and were included in other assets of the Homebuilding Division. The available-for-sale securities are comprised of municipal bonds with an original maturity of 20 years and a cost basis of $8.5 million. There were no available-for-sale investment securities at November 30, 2003.

Derivative Financial Instruments

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, establishes accounting and reporting standards for derivative instruments and for hedging activities by requiring that all derivatives be recognized in the balance sheet and measured at fair market value. Gains or losses resulting from changes in the fair market value of derivatives are recognized in earnings or recorded in other comprehensive income and recognized in the statement of earnings when the hedged item affects earnings, depending on the purpose of the derivatives and whether they qualify for hedge accounting treatment.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company has various interest rate swap agreements, which effectively convert variable interest rates to fixed interest rates on $300 million of outstanding debt related to its homebuilding operations. The swap agreements have been designated as cash flow hedges and, accordingly, are reflected at their fair market value in the consolidated balance sheets in accounts payable and other liabilities at November 30, 2004 and 2003. The related loss is deferred, net of tax, in stockholders’ equity as accumulated other comprehensive loss. The Company accounts for its interest rate swaps using the shortcut method, as described in SFAS No. 133. Amounts to be received or paid as a result of the swap agreements are recognized as adjustments to interest incurred on the related debt instruments. The Company believes that there will be no ineffectiveness related to the interest rate swaps and therefore no portion of the accumulated other comprehensive loss will be reclassified into future earnings. The net effect on the Company’s operating results is that interest on the variable-rate debt being hedged is recorded based on fixed interest rates.

The Financial Services Division, in the normal course of business, uses derivative financial instruments to reduce its exposure to fluctuations in interest rates. The Division enters into forward commitments and, to a lesser extent, option contracts to protect the value of fixed rate-locked loan commitments and loans held-for-sale from fluctuations in market interest rates. These derivative financial instruments are designated as fair market value hedges, and, accordingly, for all qualifying and highly effective fair market value hedges, the changes in the fair market value of the derivative and the loss or gain on the hedged asset related to the risk being hedged are recorded currently in earnings.

Goodwill

Goodwill represents the excess of the purchase price over the fair market value of net assets acquired. At November 30, 2004 and 2003, goodwill was $239.4 million and $212.7 million, respectively (net of accumulated amortization of $18.0 million at November 30, 2004 and 2003). During fiscal 2004 and 2003, the Company’s goodwill increased $26.7 million and $30.3 million, respectively, due to current year acquisitions and payment of contingent consideration related to prior year acquisitions. During fiscal 2003, the increase in goodwill was partially offset by the reduction of the Company’s net deferred tax asset valuation allowance. Because the asset was established in connection with an acquisition, the reduction of the valuation allowance resulted in a decrease to goodwill. Goodwill is included in other assets of the Homebuilding Division ($183.4 million and $169.2 million at November 30, 2004 and 2003, respectively) and the assets of the Financial Services Division ($56.0 million and $43.5 million at November 30, 2004 and 2003, respectively) in the consolidated balance sheets.

The Company reviews goodwill annually (or more frequently under certain conditions) for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The Company performed its annual impairment test of goodwill as of September 30, 2004 and determined that goodwill was not impaired. No impairment was recorded during the years ended November 30, 2004, 2003 or 2002. As of November 30, 2004 and 2003, there were no material identifiable intangible assets, other than goodwill.

Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets and liabilities are determined based on temporary differences between financial reporting carrying values and tax bases of assets and liabilities, and are measured by using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to reverse.

Other Liabilities

Other liabilities primarily include homebuyer deposits, accrued compensation, warranty reserves, income taxes payable and minority interest.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Product Warranty

Warranty and similar reserves for homes are established at an amount estimated to be adequate to cover potential costs for materials and labor with regard to warranty-type claims expected to be incurred subsequent to the delivery of a home. Reserves are determined based on historical data and trends with respect to similar product types and geographical areas. Warranty reserves are included in accounts payable and other liabilities in the consolidated balance sheets. The activity in the Company’s warranty reserve was as follows:

	November 30,
	2004	2003
	(In thousands)
Warranty reserve, beginning of year	$116,571	93,606
Provision	142,398	120,167
Payments	(142,143)	(97,202)

Warranty reserve, end of year	$116,826	116,571

Self-Insurance

Certain insurable risks such as general liability, medical and workers’ compensation are self-insured by the Company up to certain limits. Undiscounted accruals for claims under the Company’s self-insurance program are based on claims filed and estimates for claims incurred but not reported.

Minority Interest

The Company has consolidated certain joint ventures because the Company either was determined to be the primary beneficiary pursuant to Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R) (“FIN 46(R)”), Consolidation of Variable Interest Entities, or has a controlling interest in these joint ventures. Therefore, the entity’s financial statements are consolidated in the Company’s financial statements and the partners’ equity is recorded as minority interest. Also included in minority interest is the estimated fair market value of all third-party interests in variable interest entities. Minority interest is included in accounts payable and other liabilities in the consolidated balance sheets and minority interest income or expense is included in management fees and other income, net in the consolidated statements of earnings. At November 30, 2004 and 2003, minority interest was $42.7 million and $11.8 million, respectively.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs were $60.3 million, $54.9 million and $43.9 million for the years ended November 30, 2004, 2003 and 2002, respectively.

Earnings per Share

Earnings per share is accounted for in accordance with SFAS No. 128, Earnings per Share, which requires a dual presentation of basic and diluted earnings per share on the face of the consolidated statement of earnings. Basic earnings per share is computed by dividing net earnings attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

Financial Services

Loan origination revenues, net of direct origination costs, are recognized when the related loans are sold. Gains and losses from the sale of loans and loan servicing rights are recognized when the loans are sold and shipped to an investor. Premiums from title insurance policies are recognized as revenue on the effective dates of the policies. Escrow fees are recognized at the time the related real estate transactions are completed, usually upon the close of escrow.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Mortgage loans held-for-sale by the Financial Services Division that are designated as hedged assets are carried at fair market value because the effect of changes in fair market value are reflected in the carrying amount of the loans and in earnings. Premiums and discounts recorded on these loans are presented as an adjustment to the carrying amount of the loans and are not amortized.

When the Division sells loans in the secondary mortgage market, a gain or loss is recognized to the extent that the sales proceeds exceed, or are less than, the book value of the loans. Loan origination fees, net of direct origination costs, are deferred and recognized as a component of the gain or loss when loans are sold.

Mortgage loans for which the Division has the positive intent and ability to hold to maturity consist of mortgage loans carried at cost, net of unamortized discounts. Discounts are amortized over the estimated lives of the loans using the interest method. Interest income on mortgage loans held-for-sale is recognized as earned over the term of the mortgage loans based on the contractual interest rates.

The Division also provides an allowance for loan losses when and if management determines that loans, or portions thereof, are uncollectible. The provision recorded and the adequacy of the related allowance is determined by management’s continuing evaluation of the loan portfolio in light of past loan loss experience, regulatory examinations, present economic conditions and other factors considered relevant by management. Anticipated changes in economic factors, which may influence the level of the allowance, are considered in the evaluation by management when the likelihood of the changes can be reasonably determined. While management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary as a result of future economic and other conditions that may be beyond management’s control.

New Accounting Pronouncements

In March 2004, the Securities and Exchange Commission released SEC Staff Accounting Bulletin (“SAB”) No. 105, Application of Accounting Principles to Loan Commitments. SAB No. 105 provides the SEC staff position regarding the application of accounting principles generally accepted in the United States of America to loan commitments that relate to the origination of mortgage loans that will be held for resale. SAB No. 105 contains specific guidance on the inputs to a valuation-recognition model to measure loan commitments accounted for at fair market value. Previous accounting guidance required the commitment to be recognized on the balance sheet at fair market value from its inception through its expiration or funding. SAB No. 105 requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. In addition, SAB No. 105 requires the disclosure of both the accounting policy for loan commitments, including the methods and assumptions used to estimate the fair market value of loan commitments, and any associated hedging strategies. SAB No. 105 is effective for all loan commitments accounted for as derivatives and entered into subsequent to March 31, 2004. The implementation of SAB No. 105 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) establishes accounting standards for transactions in which a company exchanges its equity instruments for goods or services. In particular, this Statement will require companies to record compensation expense for all share-based payments, such as employee stock options, at fair market value. This Statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 (the Company’s fiscal period beginning September 1, 2005). The Company is currently reviewing the effect of this Statement on its consolidated financial statements.

2.    Acquisitions

During 2004, the Company expanded its presence through homebuilding acquisitions in all of its regions, expanded its mortgage operations in Oregon and Washington and expanded its title and closing business into Minnesota. In connection with these acquisitions and contingent consideration related to prior period acquisitions, the Company paid $105.7 million, net of cash acquired. The results of operations of the companies acquired by the Company are included in the Company’s results of operations since their respective acquisition

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

dates. The pro forma effect of these acquisitions on the results of operations is not presented as the effect is not material. Total goodwill associated with these acquisitions and contingent consideration related to prior period acquisitions was $26.7 million.

During 2003, the Company expanded its presence in California and South Carolina through its homebuilding acquisitions, and purchased a title company, which expanded the Company’s title and closing business into the Chicago market. In connection with these acquisitions and contingent consideration related to prior period acquisitions, the Company paid $159.4 million, net of cash acquired. The results of operations of the companies acquired by the Company are included in the Company’s results of operations since their respective acquisition dates. The pro forma effect of these acquisitions on the results of operations is not presented as the effect was not considered material. Total goodwill associated with these acquisitions and contingent consideration related to acquisitions prior to 2003 was $30.3 million.

During 2002, the Company expanded its operations into the Carolinas and the Chicago, Baltimore and Central Valley, California homebuilding markets and strengthened its positions in several of its existing markets through the Company’s homebuilding acquisitions. In connection with these acquisitions, total consideration, including debt of acquired companies, totaled approximately $600 million. The results of operations of the homebuilders acquired by the Company are included in the Company’s results of operations since their respective acquisition dates. The pro forma effect of these acquisitions on the results of operations is not presented as the effect was not considered material. Total goodwill associated with these homebuilding acquisitions, as well as the Company’s acquisition of a title company and contingent consideration related to acquisitions prior to 2002 was $83.6 million.

3.    Operating and Reporting Segments

The Company has two operating and reporting segments: Homebuilding and Financial Services. The Company’s reportable operating segments are strategic business units that offer different products and services. The accounting policies of the segments are described in the summary of significant accounting policies in Note 1. Segment amounts include all elimination adjustments made in consolidation.

The Homebuilding Division’s operations primarily include the sale and construction of single-family attached and detached homes, as well as the purchase, development and sale of residential land directly and through the Company’s unconsolidated entities. At November 30, 2004, the Company had homebuilding divisions located in the following states: Arizona, California, Colorado, Florida, Illinois, Maryland, Minnesota, Nevada, New Jersey, North Carolina, South Carolina, Texas and Virginia.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Financial Services Division provides mortgage financing, title insurance, title and closing services and insurance agency services for both buyers of the Company’s homes and others. Substantially all of the loans it originates are sold in the secondary mortgage market on a servicing released, non-recourse basis. The Financial Services Division also provides high-speed Internet and cable television services to residents of the Company’s communities and others. At November 30, 2004, the Financial Services Division operated in the following markets: Arizona, California, Colorado, District of Columbia, Florida, Illinois, Maryland, Minnesota, Nevada, New Jersey, New Mexico, North Carolina, Ohio, Oregon, Pennsylvania, South Carolina, Texas, Virginia, Washington and Wisconsin.

Financial information related to the Company’s reportable operating segments was as follows:

	Years Ended November 30,
	2004	2003	2002
	(In thousands)
Homebuilding revenues:
Sales of homes	$9,559,847	8,040,470	6,581,703
Sales of land	440,785	308,175	169,598

Total homebuilding revenues	10,000,632	8,348,645	6,751,301

Homebuilding costs and expenses:
Cost of homes sold	7,275,446	6,180,777	5,119,668
Cost of land sold	281,409	234,844	167,640
Selling, general and administrative	1,044,483	872,735	705,901

Total homebuilding costs and expenses	8,601,338	7,288,356	5,993,209

Equity in earnings from unconsolidated entities	90,739	81,937	42,651
Management fees and other income, net	58,455	21,863	33,313

Homebuilding operating earnings	$1,548,488	1,164,089	834,056

Financial services revenues	$504,267	558,974	484,219
Financial services costs and expenses	391,966	404,521	356,608

Financial services operating earnings	$112,301	154,453	127,611

Total segment operating earnings	1,660,789	1,318,542	961,667

Corporate general and administrative expenses	141,722	111,488	85,958

Earnings before provision for income taxes	$1,519,067	1,207,054	875,709

The following table sets forth additional financial information relating to the Company’s reportable operating segments:

	Years Ended November 30,
	2004	2003	2002
	(In thousands)
Homebuilding:
Interest expense	$134,193	141,347	145,567

Depreciation and amortization	$45,848	46,545	39,779

Net additions to operating properties and equipment	$7,552	4,633	3,214

Financial services:
Interest income, net	$27,003	32,218	28,000

Depreciation and amortization	$9,725	7,958	7,252

Net additions to operating properties and equipment	$19,837	14,215	871

During 2004, 2003 and 2002, interest included in the Homebuilding Division’s cost of homes sold was $128.0 million, $135.9 million and $136.9 million, respectively. During 2004, 2003 and 2002, interest included in the Homebuilding Division’s cost of land sold was $5.8 million, $3.2 million and $4.8 million, respectively. All other interest related to the Homebuilding Division is included in management fees and other income, net.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Receivables

	November 30,
	2004	2003
	(In thousands)
Accounts receivable	$78,829	55,997
Mortgages and notes receivable	75,796	5,686

	154,625	61,683
Allowance for doubtful accounts	(1,340)	(1,291)

	$153,285	60,392

The Company’s receivables result primarily from the sale of land. The Company performs ongoing credit evaluations of its customers. The Company generally does not require collateral for accounts receivable. Notes receivable are generally collateralized by the property sold to the buyer. Allowances are maintained for potential credit losses based on historical experience, present economic conditions and other factors considered relevant by the Company.

5.    Investments in Unconsolidated Entities

Summarized condensed financial information on a combined 100% basis related to unconsolidated entities in which the Company has investments that are accounted for by the equity method was as follows:

	November 30,
	2004	2003
	(In thousands)
Assets:
Cash	$380,213	219,919
Inventories	3,305,999	1,701,318
Other assets	527,468	166,837

	$4,213,680	2,088,074

Liabilities and equity:
Accounts payable and other liabilities	$534,336	300,530
Notes and mortgages payable	1,884,334	901,822
Equity of:
The Company	856,422	390,334
Others	938,588	495,388

	$4,213,680	2,088,074

	Years Ended November 30,
	2004	2003	2002
	(In thousands)
Revenues	$1,641,018	1,314,674	939,847
Costs and expenses	1,199,243	938,981	780,093

Net earnings of unconsolidated entities	$441,775	375,693	159,754

Company’s share of net earnings	$90,739	81,937	42,651

At November 30, 2004, the Company’s equity investment in these unconsolidated entities did not exceed 50%. The Company’s partners generally are unrelated homebuilders, land sellers or other real estate entities. The unconsolidated entities follow accounting principles generally accepted in the United States of America. The Company shares in the profits and losses of these unconsolidated entities generally in accordance with its ownership interests. In many instances, the Company is appointed as the day-to-day manager of the unconsolidated entities and receives management fees for performing this function. During 2004, 2003 and 2002,

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company received management fees and reimbursement of expenses from the unconsolidated entities totaling $40.6 million, $39.0 million and $29.2 million, respectively.

The Company and/or its partners sometimes obtain options or enter into other arrangements under which the Company can purchase portions of the land held by the unconsolidated entities. Option prices are generally negotiated prices that approximate fair market value when the options are entered into. During 2004, 2003 and 2002, $547.6 million, $460.5 million and $419.3 million, respectively, of the unconsolidated entities’ revenues were from land sales to the Company. The Company does not include in its equity in earnings from unconsolidated entities its pro rata share of unconsolidated entities’ earnings resulting from land sales to its homebuilding divisions. Instead, the Company accounts for those earnings as a reduction of the cost of purchasing the land from the unconsolidated entities. This in effect defers recognition of its share of the unconsolidated entities’ earnings related to these sales until a home is delivered and title passes to a homebuyer.

In some instances, the Company and/or its partners have provided guarantees on debt of certain unconsolidated entities on a pro rata basis. At November 30, 2004, the Company had repayment guarantees of $161.3 million and limited maintenance guarantees of $319.3 million of unconsolidated entity debt ($200.0 million of the limited maintenance guarantees related to NWHL Investment, LLC (“NWHL”)). When the Company and/or its partners provide a guarantee, the unconsolidated entity generally receives more favorable terms from its lenders than would otherwise be available to it. The limited maintenance guarantees only apply if an unconsolidated entity defaults on its loan arrangements and the value of the collateral (generally land and improvements) is less than a specified percentage of the loan balance. If the Company is required to make a payment under a limited maintenance guarantee to bring the value of the collateral above the specified percentage of the loan balance, the payment would constitute a capital contribution or loan to the unconsolidated entity and increase the Company’s share of any funds the unconsolidated entity distributes. At November 30, 2004, there were no assets held as collateral that, upon the occurrence of any triggering event or condition under a guarantee, the Company could obtain and liquidate to recover all or a portion of the amounts to be paid under a guarantee.

In November 2003, the Company and LNR Property Corporation (“LNR”) each contributed its 50% interests in certain of its jointly-owned unconsolidated entities that had significant assets to a new limited liability company named LandSource Communities Development LLC (“LandSource”) in exchange for 50% interests in LandSource. In addition, in July 2003, the Company and LNR formed, and obtained 50% interests in, NWHL, which in January 2004 purchased The Newhall Land and Farming Company (“Newhall”) for a total of approximately $1 billion. Newhall’s primary business is developing two master-planned communities in Los Angeles County, California.

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

In November 2004, LandSource was merged into NWHL. NWHL was renamed LandSource Communities Development LLC (“Merged LandSource”) upon completion of the merger. The Company and LNR may use

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Merged LandSource for future joint ventures. The consolidated assets and liabilities of Merged LandSource were $1.3 billion and $709.5 million, respectively, at November 30, 2004 and $380.7 million and $122.3 million, respectively, at November 30, 2003. The Company’s investment in Merged LandSource was $318.7 million and $128.8 million at November 30, 2004 and 2003, respectively.

6.    Operating Properties and Equipment

	November 30,
	2004	2003
	(In thousands)
Furniture, fixtures and equipment	$32,190	38,354
Community recreational facilities	7,126	6,083
Leasehold improvements	18,170	13,032

	57,486	57,469
Accumulated depreciation and amortization	(36,175)	(36,631)

	$21,311	20,838

Operating properties and equipment are included in other assets in the consolidated balance sheets.

7.    Senior Notes and Other Debts Payable

	November 30,
	2004	2003
	(Dollars in thousands)
5.125% zero-coupon convertible senior subordinated notes due 2021	$274,623	261,012
5.95% senior notes due 2013	344,717	344,260
7 5/8% senior notes due 2009	274,890	273,593
9.95% senior notes due 2010	304,009	301,995
5.50% senior notes due 2014	247,105	—
Senior floating-rate notes due 2009	300,000	—
Senior floating-rate notes due 2007	200,000	—
Term loan B	—	296,000
U.S. Home senior notes	—	2,367
Mortgage notes on land and other debt	75,670	72,990

	$2,021,014	1,552,217

In May 2004, the Company amended and restated its senior unsecured credit facilities (the “Credit Facilities”) to provide the Company with up to $1.2 billion of financing. The Credit Facilities also include access to an additional $190 million via an accordion feature, under which the Credit Facilities may be increased to $1.4 billion, subject to additional commitments. The Credit Facilities, including $115 million committed in October 2004 under the accordion feature, consist of a $927.9 million revolving credit facility maturing in May 2009 and a $397.6 million 364-day revolving credit facility maturing in 2005. Subsequent to November 30, 2004, the Company received additional commitments of $70 million under the accordion feature. Prior to the amendment, in March 2004, the Company repaid the remaining outstanding balance of the term loan B portion of the Credit Facilities. The Company may elect to convert borrowings under the 364-day revolving credit facility to a term loan, which would mature in May 2009. The Credit Facilities are guaranteed on a joint and several basis by substantially all of the Company’s subsidiaries other than finance company subsidiaries (which include mortgage and title insurance subsidiaries). Interest rates are LIBOR-based, and the margins are set by a pricing grid with thresholds that adjust based on changes in the Company’s leverage ratio and the Credit Facilities’ credit ratings. At November 30, 2004, no amounts were outstanding under the Credit Facilities.

At November 30, 2004, the Company had letters of credit outstanding in the amount of $787.4 million. The majority of these letters of credit is posted with regulatory bodies to guarantee the Company’s performance of certain development and construction activities or is posted in lieu of cash deposits on option contracts. Of the

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s total letters of credit outstanding, $251.4 million were collateralized against certain borrowings available under the Credit Facilities.

In September 2004, the Company entered into a structured letter of credit facility (the “LC Facility”) with a financial institution. The purpose of the LC Facility is to facilitate the issuance of up to $200 million of letters of credit on a senior unsecured basis. In connection with the transaction, the financial institution issued $200 million of their senior notes, which were linked to the Company’s performance on the LC Facility. If there is an event of default under the LC Facility, including the Company’s failure to reimburse a draw against an issued letter of credit, the financial institution would assign its claim against the Company, to the extent of the amount due and payable by the Company under the LC Facility, to its noteholders in lieu of paying principal on their performance linked notes. At November 30, 2004, the Company had letters of credit outstanding in the amount of $196.4 million under the LC Facility.

In March and April 2004, the Company issued a total of $300 million of senior floating-rate notes due 2009 (the “Initial Notes”), which are callable at par beginning in March 2006. Proceeds from the offerings, after underwriting discount and expenses, were $298.5 million. The Company used the proceeds to partially prepay the term loan B portion of the Credit Facilities and added the remainder to the Company’s working capital to be used for general corporate purposes. The Company repaid the remaining outstanding balance of the term loan B with cash from the Company’s working capital. Interest on the Initial Notes is three-month LIBOR plus 0.75% (3.16% as of November 30, 2004) and is payable quarterly, compared to the term loan B interest of three-month LIBOR plus 1.75%. The Initial Notes are unsecured and unsubordinated. At November 30, 2004, the carrying value of the Initial Notes was $300.0 million.

In June 2004, the Company filed a registration statement related to an offer to exchange fully guaranteed senior floating-rate notes due 2009, series B (the “New Notes”) for the Initial Notes. The New Notes would be substantially identical with the Initial Notes, except that the New Notes would be guaranteed by all of the Company’s wholly-owned subsidiaries, including subsidiaries formed or acquired by the Company after October 9, 2001, other than finance company subsidiaries. In December 2004, the registration statement became effective. In January 2005, the Company exchanged all of the Initial Notes for the New Notes.

In August 2004, the Company sold $250 million of 5.50% senior notes due 2014 at a price of 98.842% in a private placement. Proceeds from the offering, after initial purchaser’s discount and expenses, were $245.5 million. The Company used the proceeds to repay borrowings under its Credit Facilities. Interest on the senior notes is due semi-annually. The senior notes are unsecured and unsubordinated. Substantially all of the Company’s subsidiaries, other than finance company subsidiaries, guaranteed the senior notes. At November 30, 2004, the carrying value of the senior notes was $247.1 million.

In August 2004, the Company also sold $200 million of senior floating-rate notes due 2007 in a private placement. The senior floating-rate notes are callable at par beginning in February 2006. Proceeds from the offering, after initial purchaser’s discount and expenses, were $199.3 million. The Company used the proceeds to repay borrowings under its Credit Facilities. Interest on the senior floating-rate notes is three-month LIBOR plus 0.50% (2.91% as of November 30, 2004) and is payable quarterly. The senior floating-rate notes are unsecured and unsubordinated. Substantially all of the Company’s subsidiaries, other than finance company subsidiaries, guaranteed the senior floating-rate notes. At November 30, 2004, the carrying value of the senior floating-rate notes was $200.0 million.

In February 2003, the Company issued $350 million of 5.95% senior notes due 2013 at a price of 98.287%. Proceeds from the offering, after underwriting discount and expenses, were $341.7 million. The Company used approximately $116 million of the proceeds to repay outstanding indebtedness and added the remainder to its general working capital. The senior notes are guaranteed on a joint and several basis by substantially all of the Company’s subsidiaries, other than subsidiaries primarily engaged in mortgage and title reinsurance activities. At November 30, 2004 and 2003, the carrying value of the senior notes was $344.7 million and $344.3 million, respectively.

In June 2003, the Company called its 3 7/8% zero-coupon senior convertible debentures due 2018 (the “Debentures”) for redemption. At the option of the holders, the Debentures could have been converted into Class

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A common stock at any time prior to the redemption date. Each $1,000 principal amount at maturity of Debentures was convertible into 27.4814 shares of Class A common stock (inclusive of the adjustment for the April 2003 10% Class B stock distribution and January 2004 two-for-one stock split), which equated to a redemption price of $20.46 per share of Class A common stock. In 2003, substantially all of the Debentures were converted into 13.6 million shares of Class A common stock (adjusted for the January 2004 two-for-one stock split).

In the second quarter of 2001, the Company issued, for gross proceeds of approximately $230 million, zero-coupon convertible senior subordinated notes due 2021 (the “Notes”) with a face amount at maturity of approximately $633 million. The Notes were issued at a price of $363.46 per $1,000 face amount at maturity, which equates to a yield to maturity over the life of the Notes of 5.125%. Proceeds from the issuance, after underwriting discount, were $224.3 million. The Company used the proceeds to repay amounts outstanding under its revolving credit facilities and added the balance of the net proceeds to working capital. The indenture relating to the Notes provides that the Notes are convertible into the Company’s Class A common stock during limited periods after the market price of the Company’s Class A common stock exceeds 110% of the accreted conversion price at the rate of 14.2 Class A common shares per $1,000 face amount of Notes at maturity, which would total 9.0 million shares (adjusted for the April 2003 10% Class B stock distribution and January 2004 two-for-one stock split). For this purpose, the “market price” is the average closing price of the Company’s Class A common stock over the last twenty trading days of a fiscal quarter.

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

At November 30, 2004 and 2003, the Notes were convertible because the average closing price of the Company’s Class A common stock over the last twenty trading days of the fourth quarter of 2004 and 2003 (adjusted for the April 2003 10% Class B stock distribution and January 2004 two-for-one stock split) exceeded 110% ($33.96 per share at November 30, 2004) of the accreted conversion price. These shares were not included in the calculation of diluted earnings per share for the year ended November 30, 2002 because the contingencies discussed above were not met.

Holders have the option to require the Company to repurchase the Notes on any of the fifth, tenth, or fifteenth anniversaries of the issue date for the initial issue price plus accrued yield to the purchase date. The Company has the option to satisfy the repurchases with any combination of cash and/or shares of the Company’s Class A common stock. The Company will have the option to redeem the Notes, in cash, at any time after the fifth anniversary for the initial issue price plus accrued yield to redemption. The Company will pay contingent interest on the Notes during specified six-month periods beginning on April 4, 2006 if the market price of the Notes exceeds specified levels. At November 30, 2004 and 2003, the carrying value of outstanding Notes, net of unamortized original issue discount, was $274.6 million and $261.0 million, respectively.

At November 30, 2004, the Company had mortgage notes on land and other debt bearing interest at rates up to 25.0% with an average interest rate of 6.2%. The notes are due through 2009 and are collateralized by land. At November 30, 2004 and 2003, the carrying value of the mortgage notes on land and other debt was $75.7 million and $73.0 million, respectively.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The minimum aggregate principal maturities of senior notes and other debts payable during the five years subsequent to November 30, 2004 are as follows:

Debt Maturities
(In thousands)
2005	$60,821
2006	14,687
2007	200,052
2008	59
2009	574,941

The remaining principal obligations are due subsequent to November 30, 2009. The Company’s debt arrangements contain certain financial covenants with which the Company was in compliance at November 30, 2004.

8.    Financial Services

The assets and liabilities related to the Company’s financial services operations were as follows:

	November 30,
	2004	2003
	(In thousands)
Assets:
Cash	$105,469	69,596
Receivables, net	513,089	231,934
Mortgage loans held-for-sale, net	447,607	542,507
Mortgage loans, net	29,248	30,451
Title plants	18,361	18,215
Investment securities held-to-maturity	31,574	28,022
Goodwill, net	56,019	43,503
Other (including limited-purpose finance subsidiaries)	57,090	52,482

	$1,258,457	1,016,710

Liabilities:
Notes and other debts payable	$896,934	734,657
Other (including limited-purpose finance subsidiaries)	141,544	138,609

	$1,038,478	873,266

At November 30, 2004, the Financial Services Division had warehouse lines of credit totaling $950 million, which included a $275 million temporary increase that expired in December 2004, to fund its mortgage loan activities. Borrowings under the facilities were $872.8 million and $714.4 million at November 30, 2004 and 2003, respectively, and were collateralized by mortgage loans and receivables on loans sold but not yet funded with outstanding principal balances of $894.7 million and $742.2 million, respectively. There are several interest rate-pricing options, which fluctuate with market rates. The effective interest rate on the facilities at November 30, 2004 and 2003 was 2.9% and 1.7%, respectively. The warehouse lines of credit mature during 2005 at which time the Division expects the facilities to be renewed. At November 30, 2004 and 2003, the Division had advances under a conduit funding agreement with a major financial institution amounting to $5.2 million and $0.6 million, respectively. Borrowings under this agreement are collateralized by mortgage loans and had an effective interest rate of 3.2% and 1.9% at November 30, 2004 and 2003, respectively. The Division also had a $20 million revolving line of credit with a bank that matures in July 2005, at which time the Division expects the line of credit to be renewed. The line of credit is collateralized by certain assets of the Division and stock of certain title subsidiaries. Borrowings under the line of credit were $18.9 million and $19.4 million at November 30, 2004 and 2003, respectively, and had an effective interest rate of 3.1% and 2.1% at November 30, 2004 and 2003, respectively. The Division’s notes and other debts payable totaling $896.9 million are due in 2005.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The limited-purpose finance subsidiaries of the Financial Services Division have placed mortgages and other receivables as collateral for various long-term financings. These limited-purpose finance subsidiaries pay the principal of, and interest on, these financings almost entirely from the cash flows generated by the related pledged collateral, which includes a combination of mortgage notes, mortgage-backed securities and funds held by a trustee. At November 30, 2004 and 2003, the balances outstanding for the bonds and notes payable were $3.4 million and $5.8 million, respectively. The borrowings mature in 2015 through 2018 and carry interest rates ranging from 8.8% to 11.7%. The annual principal repayments are dependent upon collections on the underlying mortgages, including prepayments, and therefore cannot be reasonably determined.

9.    Income Taxes

The provision (benefit) for income taxes consisted of the following:

	Years Ended November 30,
	2004	2003	2002
	(In thousands)
Current:
Federal	$440,761	448,444	295,052
State	51,148	58,362	41,200

	491,909	506,806	336,252

Deferred:
Federal	71,621	(45,395)	(5,036)
State	9,918	(5,748)	(636)

	81,539	(51,143)	(5,672)

	$573,448	455,663	330,580

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant temporary differences that give rise to the net deferred tax asset are as follows:

	November 30,
	2004	2003
	(In thousands)
Deferred tax assets:
Acquisition adjustments	$12,715	18,290
Reserves and accruals	187,531	168,444
Capitalized expenses	65,708	43,141
Net operating loss and capital loss carryforwards, net of tax	4,379	4,379
Investments in unconsolidated entities	21,092	1,788
Other	15,947	36,293

Total deferred tax assets	307,372	272,335

Deferred tax liabilities:
Acquisition adjustments	10,623	6,868
Reserves and accruals	6,737	2,584
Capitalized expenses	10,290	38,163
Installment sales	1,413	1,413
Section 461 deductions and other	151,471	45,529

Total deferred tax liabilities	180,534	94,557

Net deferred tax asset	$126,838	177,778

The Homebuilding Division’s net deferred tax asset amounting to $120.3 million and $166.7 million at November 30, 2004 and 2003, respectively, is included in other assets in the consolidated balance sheets.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At November 30, 2004 and 2003, the Financial Services Division had a net deferred tax asset of $6.5 million and $11.1 million, respectively, which is included in the assets of the Financial Services Division.

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

A reconciliation of the statutory rate and the effective tax rate follows:

	Percentage of Pre-tax Earnings
	2004	2003	2002
Statutory rate	35.00%	35.00%	35.00%
State income taxes, net of federal income tax benefit	2.75%	2.75%	2.75%

Effective rate	37.75%	37.75%	37.75%

10.    Earnings per Share

Basic and diluted earnings per share for the years ended November 30, 2004, 2003 and 2002 were calculated as follows:

	2004	2003	2002
	(In thousands, except per share amounts)
Numerator:
Numerator for basic earnings per share—net earnings	$945,619	751,391	545,129
Interest on zero-coupon senior convertible debentures due 2018, net of tax	—	4,116	6,418
Interest on zero-coupon convertible senior subordinated notes due 2021, net of tax	8,557	4,105	—

Numerator for diluted earnings per share	$954,176	759,612	551,547

Denominator:
Denominator for basic earnings per share—weighted average shares	155,398	147,334	140,329
Effect of dilutive securities:
Employee stock options and restricted stock	2,973	3,152	3,377
Zero-coupon senior convertible debentures due 2018	—	8,380	13,556
Zero-coupon convertible senior subordinated notes due 2021	8,969	4,486	—

Denominator for diluted earnings per share—adjusted weighted average shares and assumed conversions	167,340	163,352	157,262

Basic earnings per share	$6.09	5.10	3.88

Diluted earnings per share	$5.70	4.65	3.51

Basic and diluted earnings per share amounts and weighted average shares outstanding have been adjusted to reflect the effect of the April 2003 10% Class B stock distribution and the January 2004 two-for-one stock split.

Options to purchase 2.3 million shares of Class A common stock were outstanding and anti-dilutive at November 30, 2004. Anti-dilutive options outstanding at November 30, 2003 and 2002 were not material.

In 2001, the Company issued zero-coupon convertible senior subordinated notes due 2021. The indenture relating to the notes provides that the notes are convertible into the Company’s Class A common stock during limited periods after the market price of the Company’s Class A common stock exceeds 110% of the accreted

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

conversion price at the rate of 14.2 Class A common shares per $1,000 face amount of notes at maturity, which would total 9.0 million shares (adjusted for the April 2003 10% Class B stock distribution and January 2004 two-for-one stock split). For this purpose, the “market price” is the average closing price of the Company’s Class A common stock over the last twenty trading days of a fiscal quarter.

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

The calculation of diluted earnings per share included 9.0 million shares (adjusted for the April 2003 10% Class B stock distribution and January 2004 two-for-one stock split) for the year ended November 30, 2004 because the average closing price of the Company’s Class A common stock over the last twenty trading days of each of the Company’s fiscal quarters through November 30, 2004 exceeded 110% ($33.96 per share as of November 30, 2004) of the accreted conversion price. The calculation of diluted earnings per share included 4.5 million shares (adjusted for the April 2003 10% Class B distribution and January 2004 two-for-one distribution) for the year ended November 30, 2003 because the average closing price of the Company’s Class A common stock over the last twenty trading days of both the third and fourth quarters of 2003 exceeded 110% of the accreted conversion price. These shares were not included in the calculation of diluted earnings per share for the year ended November 30, 2002 because the contingencies discussed above were not met.

11.    Comprehensive Income

Comprehensive income represents changes in stockholders’ equity from non-owner sources. The components of comprehensive income were as follows:

	Years Ended November 30,
	2004	2003	2002
	(Dollars in thousands)
Net earnings	$945,619	751,391	545,129
Change in unrealized gain (loss) on interest rate swaps, net of 37.75% tax effect	6,734	3,461	(5,151)
Change in unrealized gain on available-for-sale investment securities, net of 37.75% tax effect	53	—	—
Company’s portion of unconsolidated entity’s minimum pension liability, net of 37.75% tax effect	(386)	—	—

Comprehensive income	$952,020	754,852	539,978

12.    Capital Stock

Preferred Stock

The Company is authorized to issue 500,000 shares of preferred stock with a par value of $10 per share and 100 million shares of participating preferred stock with a par value of $0.10 per share. No shares of preferred stock or participating preferred stock have been issued as of November 30, 2004.

Common Stock

On April 8, 2003, at the Company’s Annual Meeting of Stockholders, the Company’s stockholders approved an amendment to the Company’s certificate of incorporation that eliminated the restrictions on the transfer of the Company’s Class B common stock and eliminated a difference between the dividends on the common stock (renamed Class A common stock) and the Class B common stock. The only significant remaining

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

difference between the Class A common stock and the Class B common stock is that the Class A common stock entitles holders to one vote per share and the Class B common stock entitles holders to ten votes per share.

Because stockholders approved the change to the terms of the Class B common stock, the Company distributed to the holders of record of its stock at the close of business on April 9, 2003, one share of Class B common stock for each ten shares of Class A common stock or Class B common stock held at that time. The distribution occurred on April 21, 2003, and the Company’s Class B common stock became listed on the New York Stock Exchange (“NYSE”). The Company’s Class A common stock was already listed on the NYSE. Approximately 13 million shares of Class B common stock (adjusted for the January 2004 two-for-one stock split) were issued as a result of the stock distribution.

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

In September 2004, the Company’s Board of Directors voted to increase the annual dividend rate with regard to the Company’s Class A and Class B common stock to $0.55 per share per year (payable quarterly) from $0.50 per share per year (payable quarterly). Dividend rates were adjusted for the Company’s January 2004 two-for-one stock split. During 2004 and 2003, Class A and Class B common stockholders received annual dividends of $0.51 per share and $0.14 per share, respectively. During 2002, Class A common stockholders received an annual dividend of $0.025 per share and Class B common stockholders received an annual dividend of $0.0225 per share, both payable quarterly.

As of November 30, 2004, Mr. Stuart Miller, the Company’s President and Chief Executive Officer, directly owned, or controlled through family-owned entities, approximately 22 million shares of Class A and Class B common stock, which represented approximately 47% voting power of the Company’s stock.

In June 2001, the Company’s Board of Directors increased the previously authorized stock repurchase program to permit future purchases of up to 20 million shares (adjusted for the January 2004 two-for-one stock split) of the Company’s outstanding Class A common stock. During 2003 and 2002, the Company did not repurchase any of its outstanding Class A common stock in the open market under these authorizations. In December 2003, the Company granted approximately 2.4 million stock options (adjusted for the Company’s January 2004 two-for-one stock split) to employees under the Company’s 2003 Stock Option and Restricted Stock Plan, and in January 2004 the Company repurchased a similar number of shares of its outstanding Class A common stock under the stock repurchase program for an aggregate purchase price of approximately $109.6 million, or $45.64 per share (adjusted for the Company’s January 2004 two-for-one stock split). As of November 30, 2004, 17.6 million Class A common shares can be repurchased in the future under the program. During December 2004 and January 2005, the Company repurchased a total of 1.9 million shares of its outstanding Class A common stock under the stock repurchase program for an aggregate purchase price of $105.3 million, or $54.39 per share.

Additionally, during the year ended November 30, 2004, the Company repurchased approximately 91,000 Class A common shares related to the vesting of restricted stock and distributions of common stock from the Company’s deferred compensation plan.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At November 30, 2004, the Company had shelf registration statements under the Securities Act of 1933, as amended, relating to up to $320 million of equity or debt securities which it may sell for cash and up to $400 million of equity or debt securities which it could issue in connection with acquisitions of companies or interests in them, businesses or assets.

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

Stock Option Plans

The Lennar Corporation 2003 Stock Option and Restricted Stock Plan (the “2003 Plan”) provides for the granting of Class A and Class B stock options and stock appreciation rights and awards of restricted common stock to key officers, employees and directors. The exercise prices of stock options and stock appreciation rights may not be less than the market value of the common stock on the date of the grant. No options granted under the 2003 Plan may be exercisable until at least six months after the date of the grant. Thereafter, exercises are permitted in installments determined when options are granted. Each stock option and stock appreciation right will expire on a date determined at the time of the grant, but not more than ten years after the date of the grant. At November 30, 2004, there were 10,000 Class B common shares of restricted stock outstanding under the 2003 Plan. The stock was valued based on its market price on the date of the grant. The grants vest over five years from the date of issuance.

The Lennar Corporation 2000 Stock Option and Restricted Stock Plan (the “2000 Plan”) provided for the granting of Class A stock options and stock appreciation rights and awards of restricted common stock to key officers, employees and directors. No options granted under the 2000 Plan may be exercisable until at least six months after the date of the grant. Thereafter, exercises are permitted in installments determined when options are granted. Each stock option and stock appreciation right will expire on a date determined at the time of the grant, but not more than ten years after the date of the grant. At November 30, 2004, a combined total of 518,100 shares of Class A and Class B restricted stock were outstanding under the Plan. The stock was valued based on its market price on the date of the grant. The grants vest over five years from the date of issuance.

The Lennar Corporation 1997 Stock Option Plan (the “1997 Plan”) provided for the granting of Class A stock options and stock appreciation rights to key employees of the Company to purchase shares at prices not less than market value of the common stock on the date of the grant. No options granted under the 1997 Plan may be exercisable until at least six months after the date of the grant. Thereafter, exercises are permitted in installments determined when options are granted. Each stock option and stock appreciation right granted will expire on a date determined at the time of the grant, but not more than ten years after the date of the grant.

The Lennar Corporation 1991 Stock Option Plan (the “1991 Plan”) provided for the granting of Class A stock options to key employees of the Company to purchase shares at prices not less than market value of the common stock on the date of the grant. No options granted under the 1991 Plan may be exercisable until at least six months after the date of the grant. Thereafter, exercises are permitted in installments determined when options are granted. Each stock option granted will expire on a date determined at the time of the grant, but not more than ten years after the date of the grant.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the Company’s stock option activity for the years ended November 30, 2004, 2003 and 2002 (adjusted for the January 2004 two-for-one stock split) is as follows:

	2004		2003		2002
	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price
Outstanding, beginning of year	6,660,968	$20.01	4,827,348	$15.98	5,731,512	$11.57
Grants	2,478,796	$46.42	2,636,000	$28.36	1,100,000	$26.37
Other*	—	$—	694,824	$—	—	$—
Terminations	(240,386)	$33.17	(19,250)	$22.74	(124,024)	$16.01
Exercises	(874,086)	$16.55	(1,477,954)	$12.27	(1,880,140)	$8.60

Outstanding, end of year	8,025,292	$28.26	6,660,968	$20.01	4,827,348	$15.98

Exercisable, end of year	1,338,425	$15.87	745,336	$12.96	936,074	$12.79

Available for grant, end of year	7,440,704		9,821,000		3,394,600

Weighted average fair market value per share of options granted during the year under SFAS No. 123		$13.27		$8.65		$11.72

The following table summarizes information about stock options outstanding at November 30, 2004:

	Options Outstanding*			Options Exercisable*
Range of Weighted Average Per Share Exercise Prices*	Number Outstanding at November 30, 2004	Weighted Average Remaining Contractual Life	Weighted Average Per Share Exercise Price	Number Outstanding at November 30, 2004	Weighted Average Per Share Exercise Price
$ 4.72—$ 5.19	51,433	2.0 years	$4.92	21,776	$5.19
$ 7.49—$ 8.38	839,670	3.0 years	$7.60	443,671	$7.64
$ 9.25—$12.87	297,000	3.6 years	$9.91	55,000	$9.96
$14.93—$18.88	834,331	6.1 years	$16.70	401,196	$16.76
$21.09—$26.32	3,465,610	4.2 years	$25.00	404,282	$24.71
$27.85—$43.16	133,949	3.7 years	$37.83	12,500	$37.95
$45.19—$56.33	2,403,299	4.0 years	$46.43	—	$—

*	The Company distributed to the holders of record of its stock at the close of business on April 9, 2003, one share of Class B common stock for each ten shares of Class A common stock or Class B common stock held at that time. As a result of anti-dilution provisions in the Company’s stock option plans, each time an option is exercised with regard to ten shares of Class A common stock, the option holder will also receive one share of Class B common stock. The options cannot be exercised to purchase just Class B common stock, and there is no separate exercise price related to the Class B common stock. The Company did not adjust the number of stock options or the exercise price related to the Class A stock options. There was no accounting consequence from the anti-dilution effect of the Class B common stock distribution.

Employee Stock Ownership/401(k) Plan

Prior to 1998, the Employee Stock Ownership/401(k) Plan (the “Plan”) provided shares of Class A common stock to employees who had completed one year of continuous service with the Company. During 1998, the Plan was amended to exclude any new shares from being provided to employees. All prior year contributions to employees actively employed on or after October 1, 1998 vest at a rate of 20% per year over a five-year period. All active participants in the Plan whose employment terminated prior to October 1, 1998 vested based upon the Plan that was active prior to their termination of employment. Under the 401(k) portion of the Plan, contributions made by employees can be invested in a variety of mutual funds or proprietary funds provided by the Plan trustee. The Company may also make contributions for the benefit of employees. The Company records as compensation expense an amount, which approximates the vesting of the contributions to the Employee Stock Ownership portion of the Plan, as well as the Company’s contribution to the 401(k) portion of the Plan. This amount was $10.3 million in 2004, $9.1 million in 2003 and $7.0 million in 2002.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Restricted stock is deferred under the Deferred Compensation Plan by surrendering the restricted stock in exchange for the right to receive in the future a number of shares equal to the number of restricted shares that are surrendered. The surrender is reflected as a reduction in stockholders’ equity equal to the value of the restricted stock when it was issued, with an offsetting increase in stockholders’ equity to reflect a deferral of the compensation expense related to the surrendered restricted stock. Changes in the value of the shares that will be issued in the future are not reflected in the consolidated financial statements.

As of November 30, 2004, approximately 695,300 Class A common shares and 69,600 Class B common shares of restricted stock had been surrendered in exchange for rights under the Deferred Compensation Plan, resulting in a reduction in stockholders’ equity of $6.4 million fully offset by an increase in stockholders’ equity to reflect the deferral of compensation in that amount. Shares that the Company is obligated to issue in the future under the Deferred Compensation Plan are treated as outstanding shares in both the Company’s basic and diluted earnings per share calculations for the years ended November 30, 2004, 2003 and 2002.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    Financial Instruments

The following table presents the carrying amounts and estimated fair market values of financial instruments held by the Company at November 30, 2004 and 2003, using available market information and what the Company believes to be appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair market value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies might have a material effect on the estimated fair market value amounts. The table excludes cash, receivables and accounts payable, which had fair market values approximating their carrying values due to the short maturities of these instruments.

	November 30,
	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
ASSETS
Homebuilding:
Investments—available-for-sale	$8,585	8,585	—	—
Investments—trading	8,565	8,565	6,859	6,859
Financial services:
Mortgage loans held-for-sale, net	$447,607	447,607	542,507	542,507
Mortgage loans, net	29,248	27,770	30,451	29,355
Investments—held-to-maturity	31,574	31,562	28,022	28,021
Limited-purpose finance subsidiaries—collateral for bonds and notes payable	3,406	3,693	5,812	6,129
LIABILITIES
Homebuilding:
Senior notes and other debts payable	$2,021,014	2,266,998	1,552,217	1,878,830
Financial services:
Notes and other debts payable	$896,934	896,934	734,657	734,657
Limited-purpose finance subsidiaries—bonds and notes payable	3,406	3,693	5,812	6,129
OTHER FINANCIAL INSTRUMENTS
Homebuilding liabilities:
Interest rate swaps	$22,879	22,879	33,696	33,696
Financial services liabilities:
Commitments to originate loans	$392	392	229	229
Forward commitments to sell loans and option contracts	394	394	1,120	1,120

The following methods and assumptions are used by the Company in estimating fair market values:

Homebuilding—Since there are no quoted market prices for investments classified as available-for-sale, the fair market value is estimated from available yield curves for investments of similar quality and terms. The fair market value for investments classified as trading is based on quoted market prices. For senior notes and other debts payable, the fair market value of fixed-rate borrowings is based on quoted market prices. Variable-rate borrowings are tied to market indices and therefore approximate fair market value. The fair market value for interest rate swaps is based on dealer quotations and generally represents an estimate of the amount the Company would pay or receive to terminate the agreement at the reporting date.

Financial services—The fair market values are based on quoted market prices, if available. The fair market values for instruments that do not have quoted market prices are estimated by the Company on the basis of discounted cash flows or other financial information.

The Homebuilding Division utilizes interest rate swap agreements to manage interest costs and hedge against risks associated with changing interest rates. Counterparties to these agreements are major financial institutions. Credit losses from counterparty non-performance are not anticipated. A majority of the Division’s

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

available variable interest rate borrowings are based on the LIBOR index. At November 30, 2004, the Division had four interest rate swap agreements outstanding with a total notional amount of $300 million, which will mature at various dates through 2008. These agreements fixed the LIBOR index at an average interest rate of 6.8% at November 30, 2004. The effect of the interest rate swap agreements on interest incurred and on the average interest rate was an increase of $16.5 million and 0.89%, respectively, for the year ended November 30, 2004, an increase of $16.7 million and 1.03%, respectively, for the year ended November 30, 2003 and an increase of $17.0 million and 1.08%, respectively, for the year ended November 30, 2002.

The Financial Services Division had a pipeline of loans in process totaling approximately $3.1 billion at November 30, 2004. To minimize credit risk, the Division uses the same credit policies in the approval of the commitments as are applied to the Division’s lending activities. Loans in process for which interest rates were committed to the borrowers totaled $519.9 million as of November 30, 2004. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers, the total commitments do not necessarily represent future cash requirements.

The Financial Services Division uses mandatory mortgage-backed securities (“MBS”) forward commitments and MBS option contracts to hedge its interest rate exposure during the period from when it extends an interest rate lock to a loan applicant until the time at which the loan is sold to an investor. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk is managed by entering into MBS only with investment banks with primary dealer status and with permanent investors meeting the Division’s credit standards. The Division’s risk, in the event of default by the purchaser, is the difference between the contract price and fair market value. At November 30, 2004, the Division had open commitments amounting to $273.6 million to sell MBS with varying settlement dates through February 2005.

15.    Consolidation of Variable Interest Entities

In December 2003, the FASB issued FIN 46(R), (which further clarified and amended FIN 46, Consolidation of Variable Interest Entities) which requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46(R), entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46(R) applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interest entities created before February 1, 2003, FIN 46(R) applied in the Company’s second quarter ended May 31, 2004. The adoption of FIN 46(R) did not have a material impact on the Company’s results of operations or cash flows.

Unconsolidated Entities

At November 30, 2004, the Company had investments in and advances to unconsolidated entities established to acquire and develop land for sale to the Company in connection with its homebuilding operations, for sale to third parties or for the construction of homes for sale to third-party homebuyers. The Company evaluated all agreements under FIN 46(R). During the year ended November 30, 2004, the Company consolidated entities under FIN 46(R) that at November 30, 2004 had total combined assets and liabilities of $81.5 million and $39.8 million, respectively.

At November 30, 2004, the Company’s recorded investment in unconsolidated entities was $856.4 million; however, the Company’s estimated maximum exposure to loss with regard to unconsolidated entities was its recorded investments in these entities in addition to the exposure under the guarantees discussed in Note 5.

Option Contracts

The Company evaluated all option contracts for land and determined it was the primary beneficiary of certain of these option contracts. Although the Company does not have legal title to the optioned land, under FIN 46(R), the Company, if it is deemed the primary beneficiary, is required to consolidate the land under option at fair market value. During the year ended November 30, 2004, the effect of the consolidation of these option

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

contracts was an increase of $336.6 million to consolidated inventory not owned with a corresponding increase to liabilities related to consolidated inventory not owned in the accompanying consolidated balance sheet as of November 30, 2004. This increase was offset primarily by the Company exercising its option to acquire land under certain contracts previously consolidated under FIN 46(R), resulting in a net increase in consolidated inventory not owned of $226.5 million. To reflect the purchase price of the inventory consolidated under FIN 46(R), the Company reclassified $73.4 million of related option deposits from land under development to consolidated inventory not owned. The liabilities related to consolidated inventory not owned represent the difference between the exercise price of the optioned land and the Company’s option deposits.

At November 30, 2004, the Company’s exposure to loss related to its option contracts with third parties and unconsolidated entities represented its non-refundable deposits and advanced costs totaling $222.4 million as well as letters of credit posted in lieu of cash deposits.

16.    Commitments and Contingent Liabilities

The Company and its subsidiaries are party to various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, the disposition of these matters will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

The Company is subject to the usual obligations associated with entering into contracts (including option contracts) for the purchase, development and sale of real estate, which it does in the routine conduct of its business. Option contracts for the purchase of land enable the Company to defer acquiring portions of properties owned by third parties and certain unconsolidated entities until the Company is ready to build homes on them. The use of option contracts allows the Company to reduce the financial risks associated with long-term land holdings. At November 30, 2004, the Company had access to acquire approximately 168,000 homesites through option contracts and unconsolidated entities in which the Company had investments. At November 30, 2004, the Company had $222.4 million of non-refundable option deposits and advanced costs related to certain of these homesites.

At November 30, 2004, the Company had $74.0 million of reserves recorded in accordance with SFAS No. 5, Accounting for Contingencies, for tax filing positions based on the Company’s evaluation that uncertainty exists in sustaining the deductions. This reserve is included in accounts payable and other liabilities in the consolidated balance sheet at November 30, 2004.

The Company has entered into agreements to lease certain office facilities and equipment under operating leases. Future minimum payments under the non-cancelable leases in effect at November 30, 2004 are as follows:

Lease Payments
(In thousands)
2005	$63,539
2006	48,723
2007	38,670
2008	28,452
2009	21,387
Thereafter	27,204

Rental expense for the years ended November 30, 2004, 2003 and 2002 was $84.7 million, $63.2 million and $55.0 million, respectively.

The Company is committed, under various letters of credit, to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit under these arrangements totaled $787.4 million at November 30, 2004. The Company also had outstanding performance and surety bonds with estimated costs to complete of $1.3 billion related principally to its obligations for site improvements at various projects at November 30, 2004. The Company does not believe that draws upon these bonds, if any, will have a material effect on the Company’s financial position, results of operations or cash flows.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.    Supplemental Financial Information

The Company’s obligations to pay principal, premium, if any, and interest under the Company’s Credit Facilities, senior floating-rate notes due 2007, senior floating-rate notes due 2009, 7 5/8% senior notes due 2009, 9.95% senior notes due 2010, 5.95% senior notes due 2013 and 5.50% senior notes due 2014 are guaranteed on a joint and several basis by substantially all of the Company’s subsidiaries other than finance company subsidiaries. The guarantees are full and unconditional and the guarantor subsidiaries are 100% directly or indirectly owned by Lennar Corporation. The Company has determined that separate, full financial statements of the guarantors would not be material to investors and, accordingly, supplemental financial information for the guarantors is presented as follows:

Consolidating Balance Sheet

November 30, 2004

	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
ASSETS
Homebuilding:
Cash and receivables, net	$1,116,366	303,594	55,797	—	1,475,757
Inventories	—	4,900,834	241,236	—	5,142,070
Investments in unconsolidated entities	—	856,422	—	—	856,422
Other assets	98,823	308,364	25,387	—	432,574
Investments in subsidiaries	4,984,722	578,836	—	(5,563,558)	—

	6,199,911	6,948,050	322,420	(5,563,558)	7,906,823
Financial services	—	27,956	1,230,501	—	1,258,457

Total assets	$6,199,911	6,976,006	1,552,921	(5,563,558)	9,165,280

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable and other liabilities	$725,061	1,003,742	101,244	—	1,830,047
Liabilities related to consolidated inventory not owned	—	222,769	—	—	222,769
Senior notes and other debts payable	1,945,344	23,636	52,034	—	2,021,014
Intercompany	(523,466)	734,156	(210,690)	—	—

	2,146,939	1,984,303	(57,412)	—	4,073,830
Financial services	—	6,981	1,031,497	—	1,038,478

Total liabilities	2,146,939	1,991,284	974,085	—	5,112,308
Stockholders’ equity	4,052,972	4,984,722	578,836	(5,563,558)	4,052,972

Total liabilities and stockholders’ equity	$6,199,911	6,976,006	1,552,921	(5,563,558)	9,165,280

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Balance Sheet

November 30, 2003

	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
ASSETS
Homebuilding:
Cash and receivables, net	$895,715	365,953	—	—	1,261,668
Inventories	—	3,649,493	6,608	—	3,656,101
Investments in unconsolidated entities	16,346	373,988	—	—	390,334
Other assets	99,614	351,005	—	—	450,619
Investments in subsidiaries	3,541,747	390,722	—	(3,932,469)	—

	4,553,422	5,131,161	6,608	(3,932,469)	5,758,722
Financial services	—	16,285	1,000,425	—	1,016,710

Total assets	$4,553,422	5,147,446	1,007,033	(3,932,469)	6,775,432

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable and other liabilities	$325,695	715,041	225	—	1,040,961
Liabilities related to consolidated inventory not owned	—	45,214	—	—	45,214
Senior notes and other debts payable	1,476,860	75,357	—	—	1,552,217
Intercompany	(512,907)	762,867	(249,960)	—	—

	1,289,648	1,598,479	(249,735)	—	2,638,392
Financial services	—	7,220	866,046	—	873,266

Total liabilities	1,289,648	1,605,699	616,311	—	3,511,658
Stockholders’ equity	3,263,774	3,541,747	390,722	(3,932,469)	3,263,774

Total liabilities and stockholders’ equity	$4,553,422	5,147,446	1,007,033	(3,932,469)	6,775,432

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Earnings

Year Ended November 30, 2004

	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Revenues:
Homebuilding	$—	9,688,964	311,668	—	10,000,632
Financial services	—	18,000	514,253	(27,986)	504,267

Total revenues	—	9,706,964	825,921	(27,986)	10,504,899

Costs and expenses:
Homebuilding	—	8,356,652	247,681	(2,995)	8,601,338
Financial services	—	14,736	402,221	(24,991)	391,966
Corporate general and administrative	141,722	—	—	—	141,722

Total costs and expenses	141,722	8,371,388	649,902	(27,986)	9,135,026

Equity in earnings from unconsolidated entities	—	90,739	—	—	90,739
Management fees and other income (loss), net	—	58,734	(279)	—	58,455

Earnings (loss) before provision (benefit) for income taxes	(141,722)	1,485,049	175,740	—	1,519,067
Provision (benefit) for income taxes	(53,500)	560,606	66,342	—	573,448
Equity in earnings (losses) from subsidiaries	1,033,841	109,398	—	(1,143,239)	—

Net earnings (loss)	$945,619	1,033,841	109,398	(1,143,239)	945,619

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Earnings

Year Ended November 30, 2003

	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Revenues:
Homebuilding	$—	8,348,645	—	—	8,348,645
Financial services	—	12,726	558,282	(12,034)	558,974

Total revenues	—	8,361,371	558,282	(12,034)	8,907,619

Costs and expenses:
Homebuilding	—	7,291,417	561	(3,622)	7,288,356
Financial services	—	11,549	401,384	(8,412)	404,521
Corporate general and administrative	111,488	—	—	—	111,488

Total costs and expenses	111,488	7,302,966	401,945	(12,034)	7,804,365

Equity in earnings from unconsolidated entities	—	81,937	—	—	81,937
Management fees and other income, net	—	21,863	—	—	21,863

Earnings (loss) before provision (benefit) for income taxes	(111,488)	1,162,205	156,337	—	1,207,054
Provision (benefit) for income taxes	(42,084)	438,732	59,015	—	455,663
Equity in earnings (losses) from subsidiaries	820,795	97,322	—	(918,117)	—

Net earnings (loss)	$751,391	820,795	97,322	(918,117)	751,391

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Earnings

Year Ended November 30, 2002

	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Revenues:
Homebuilding	$—	6,751,295	6	—	6,751,301
Financial services	—	66,577	420,604	(2,962)	484,219

Total revenues	—	6,817,872	420,610	(2,962)	7,235,520

Costs and expenses:
Homebuilding	—	5,995,607	564	(2,962)	5,993,209
Financial services	—	54,434	302,174	—	356,608
Corporate general and administrative	85,958	—	—	—	85,958

Total costs and expenses	85,958	6,050,041	302,738	(2,962)	6,435,775

Equity in earnings from unconsolidated entities	—	42,651	—	—	42,651
Management fees and other income, net	—	33,313	—	—	33,313

Earnings (loss) before provision (benefit) for income taxes	(85,958)	843,795	117,872	—	875,709
Provision (benefit) for income taxes	(32,391)	318,533	44,438	—	330,580
Equity in earnings (losses) from subsidiaries	598,696	73,434	—	(672,130)	—

Net earnings (loss)	$545,129	598,696	73,434	(672,130)	545,129

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows

Year Ended November 30, 2004

	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings (loss)	$945,619	1,033,841	109,398	(1,143,239)	945,619
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities	(576,392)	(1,000,813)	(238,906)	1,143,239	(672,872)

Net cash provided by (used in) operating activities	369,227	33,028	(129,508)	—	272,747

Cash flows from investing activities:
Increase in investments in unconsolidated entities, net	—	(292,062)	—	—	(292,062)
Acquisitions, net of cash acquired	—	(93,082)	(12,648)	—	(105,730)
Other	(15,110)	(14,629)	(10,625)	—	(40,364)

Net cash used in investing activities	(15,110)	(399,773)	(23,273)	—	(438,156)

Cash flows from financing activities:
Net borrowings under financial services short-term debt	—	—	162,277	—	162,277
Net proceeds from senior floating-rate notes due 2009	298,500	—	—	—	298,500
Net proceeds from senior floating-rate notes due 2007	199,300	—	—	—	199,300
Net proceeds from 5.50% senior notes	245,480	—	—	—	245,480
Net repayments under term loan B and other borrowings	(296,000)	(74,721)	(33,368)	—	(404,089)
Common stock:
Issuances	14,537	—	—	—	14,537
Repurchases	(113,582)	—	—	—	(113,582)
Dividends	(79,945)	—	—	—	(79,945)
Intercompany	(403,966)	288,402	115,564	—	—

Net cash provided by (used in) financing activities	(135,676)	213,681	244,473	—	322,478

Net increase (decrease) in cash	218,441	(153,064)	91,692	—	157,069
Cash at beginning of year	893,503	307,795	69,574	—	1,270,872

Cash at end of year	$1,111,944	154,731	161,266	—	1,427,941

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows

Year Ended November 30, 2003

	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings (loss)	$751,391	820,795	97,322	(918,117)	751,391
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities	(789,215)	(457,339)	172,859	903,103	(170,592)

Net cash provided by (used in) operating activities	(37,824)	363,456	270,181	(15,014)	580,799

Cash flows from investing activities:
(Increase) decrease in investments in unconsolidated entities, net	(16,346)	88,419	—	—	72,073
Acquisitions, net of cash acquired	—	(149,212)	(10,177)	—	(159,389)
Other	(9,177)	(6,662)	(15,042)	—	(30,881)

Net cash used in investing activities	(25,523)	(67,455)	(25,219)	—	(118,197)

Cash flows from financing activities:
Net repayments under financial services short-term debt	—	—	(118,989)	—	(118,989)
Net proceeds from 5.95% senior notes	341,730	—	—	—	341,730
Net borrowings (repayments) under term loan B and other borrowings	(95,237)	(106,083)	228	15,014	(186,078)
Common stock:
Issuances	18,197	—	—	—	18,197
Repurchases	(1,044)	—	—	—	(1,044)
Dividends and other	(22,705)	—	—	—	(22,705)
Intercompany	94,746	7,882	(102,628)	—	—

Net cash provided by (used in) financing activities	335,687	(98,201)	(221,389)	15,014	31,111

Net increase in cash	272,340	197,800	23,573	—	493,713
Cash at beginning of year	621,163	109,995	46,001	—	777,159

Cash at end of year	$893,503	307,795	69,574	—	1,270,872

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows

Year Ended November 30, 2002

	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings (loss)	$545,129	598,696	73,434	(672,130)	545,129
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities	(500,149)	(299,043)	(198,513)	657,144	(340,561)

Net cash provided by (used in) operating activities	44,980	299,653	(125,079)	(14,986)	204,568

Cash flows from investing activities:
Decrease in investments in unconsolidated entities, net	—	57,891	11	—	57,902
Acquisitions, net of cash acquired	—	(415,607)	(8,670)	—	(424,277)
Other	(1,759)	3,382	(925)	—	698

Net cash used in investing activities	(1,759)	(354,334)	(9,584)	—	(365,677)

Cash flows from financing activities:
Net borrowings under financial services short-term debt	—	—	156,120	—	156,120
Net borrowings (repayments) under term loan B and other borrowings	(6,806)	(119,635)	259	14,986	(111,196)
Common stock:
Issuances	19,317	—	—	—	19,317
Repurchases	(65)	—	—	—	(65)
Dividends	(3,182)	—	—	—	(3,182)
Intercompany	(141,647)	170,593	(28,946)	—	—

Net cash provided by (used in) financing activities	(132,383)	50,958	127,433	14,986	60,994

Net decrease in cash	(89,162)	(3,723)	(7,230)	—	(100,115)
Cash at beginning of year	710,325	113,718	53,231	—	877,274

Cash at end of year	$621,163	109,995	46,001	—	777,159

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.    Quarterly Data (unaudited)

	First	Second	Third	Fourth
	(In thousands, except per share amounts)
2004
Revenues	$1,862,907	2,342,885	2,748,360	3,550,747
Gross profit from sales of homes	$373,798	483,706	566,540	860,357
Earnings before provision for income taxes	$223,698	323,552	361,802	610,015
Net earnings	$139,252	201,411	225,222	379,734
Earnings per share:
Basic	$0.90	1.30	1.45	2.44
Diluted	$0.84	1.22	1.36	2.29
2003
Revenues	$1,600,470	2,103,108	2,267,842	2,936,199
Gross profit from sales of homes	$314,222	430,258	483,897	631,316
Earnings before provision for income taxes	$170,792	257,534	323,819	454,909
Net earnings	$106,318	160,315	201,577	283,181
Earnings per share:
Basic	$0.75	1.13	1.35	1.81
Diluted	$0.68	1.02	1.21	1.69

Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year. All earnings per share amounts were adjusted for the Company’s April 2003 10% Class B stock distribution and its January 2004 two-for-one stock split.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter that ended on November 30, 2004. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of November 30, 2004 to ensure that required information is disclosed on a timely basis in our reports filed or furnished under the Securities Exchange Act of 1934.

Our CEO and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2004. That evaluation did not identify any changes that have materially affected, or are likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of November 30, 2004. Our management’s assessment of the effectiveness of our internal control over financial reporting as of November 30, 2004 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Lennar Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Lennar Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of November 30, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of November 30, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended November 30, 2004 of the Company and our reports dated February 11, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Miami, Florida

February 11, 2005

Item 9B.    Other Information.

Not applicable.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

The information required by this item for executive officers is set forth under the heading “Executive Officers of the Registrant” in Part I. The other information called for by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 2005 (120 days after the end of our fiscal year).

Item 11.    Executive Compensation.

The information required by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 2005 (120 days after the end of our fiscal year).

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

Matters.

The information required by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 2005 (120 days after the end of our fiscal year), except for the information required by Item 201(d) of Regulation S-K, which is included in Item 5 of this document.

Item 13.    Certain Relationships and Related Transactions.

The information required by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 2005 (120 days after the end of our fiscal year).

Item 14.    Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 2005 (120 days after the end of our fiscal year).

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this Report.

1.	The following financial statements are contained in Item 8:

2.	The following financial statement schedule is included in this Report:

Financial Statement Schedule	Page in this Report
Report of Independent Registered Public Accounting Firm	79
Schedule II—Valuation and Qualifying Accounts	80

Information required by other schedules has either been incorporated in the consolidated financial statements and accompanying notes or is not applicable to us.

3.	The following exhibits are filed with this Report or incorporated by reference:

2(a).

Separation and Distribution Agreement, dated June 10, 1997, between Lennar Corporation and LNR Property Corporation—Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form 10 of LNR Property Corporation, filed with the Commission on July 31, 1997.

2(b).

Agreement and Plan of Merger dated July 21, 2003, by and among The Newhall Land and Farming Company, Lennar Corporation, LNR Property Corporation, NWHL Investment LLC and NWHL Acquisition, L.P.—Incorporated by reference to the Current Report on Form 8-K dated January 27, 2004.

3(a).	Amended and Restated Certificate of Incorporation, dated April 28, 1998.

3(b).	Certificate of Amendment to Certificate of Incorporation, dated April 9, 1999—Incorporated by reference to Exhibit 3(a) to the Annual Report on Form 10-K for the fiscal year ended November 30, 1999.

3(c).	Certificate of Amendment to Certificate of Incorporation, dated April 8, 2003—Incorporated by reference to Annex IV to the Schedule 14A dated March 10, 2003.

3(d).	Bylaws, dated June 22, 2004—Incorporated by reference to Exhibit 3 to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2004.

4(a).

Indenture, dated as of December 31, 1997, between Lennar Corporation and Bank One Trust Company, N.A., as successor in interest to The First National Bank of Chicago, as trustee—Incorporated by reference to Exhibit 4 to the Registration Statement on Form S-3, Registration No. 333-45527, filed with the Commission on February 3, 1998.

4(b).

Second Supplemental Indenture, dated as of February 19, 1999, between Lennar Corporation and Bank One Trust Company, N.A., as successor in interest to The First National Bank of Chicago, as trustee (relating to Lennar’s 7 5/8% Senior Notes due 2009)—Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated February 24, 1999.

4(c).

Third Supplemental Indenture, dated May 3, 2000, by and among Lennar Corporation and Bank One Trust Company, N.A., as successor trustee to The First National Bank of Chicago (relating to Lennar’s 7 5/8% Senior Notes due 2009)—Incorporated by reference to Exhibit 4(d) to the Annual Report on Form 10-K for the fiscal year ended November 30, 2000.

4(d).

Fifth Supplemental Indenture, dated April 4, 2001, by and among Lennar Corporation and Bank One Trust Company, N.A., as trustee (relating to Lennar’s Zero Coupon Convertible Senior Subordinated Notes due 2021)—Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated April 4, 2001.

4(e).

Indenture, dated May 3, 2000, by and among Lennar Corporation and Bank One Trust Company, N.A., as trustee (relating to 9.95% Senior Notes due 2010)—Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4, Registration No. 333-41316, filed with the Commission on July 13, 2000.

4(f).

Seventh Supplemental Indenture, dated March 19, 2004, by and between Lennar Corporation and J.P. Morgan Trust Company, N.A., as successor to The First National Bank of Chicago, as trustee (relating to Lennar’s Senior Floating-Rate Notes due 2009)—Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4, Registration No. 333-116975, filed with the Commission on June 29, 2004.

4(g).

Eighth Supplemental Indenture, dated January 21, 2005, by and between Lennar Corporation and J.P. Morgan Trust Company, N.A., as successor to The First National Bank of Chicago, as trustee (relating to Lennar’s fully guaranteed Senior Floating-Rate Notes due 2009)—Incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-4, Registration No. 333-116975, filed with the Commission on June 29, 2004.

4(h).

Indenture, dated August 12, 2004, by and between Lennar Corporation and J.P. Morgan Trust Company, N.A., as trustee (relating to Lennar’s 5.50% Senior Notes due 2014)— Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4, Registration No. 333-121130, filed with the Commission on December 10, 2004.

4(i).

Indenture, dated August 18, 2004, by and between Lennar Corporation and J.P. Morgan Trust Company, N.A., as trustee (relating to Lennar’s Senior Floating-Rate Notes due 2007)— Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4, Registration No. 333-121132, filed with the Commission on December 10, 2004.

10(a).*	Lennar Corporation 2000 Stock Option and Restricted Stock Plan—Incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the quarter ended February 28, 2001.

10(b).*	Amended and Restated Lennar Corporation 1997 Stock Option Plan—Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended November 30, 1997.

10(c).*	Lennar Corporation 1991 Stock Option Plan—Incorporated by reference to Registration Statement No. 33-45442.

10(d).*	Lennar Corporation Employee Stock Ownership Plan and Trust—Incorporated by reference to Registration Statement No. 2-89104.

10(e).*	Amendment dated December 13, 1989 to Lennar Corporation Employee Stock Ownership Plan—Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended November 30, 1990.

10(f).*	Lennar Corporation Employee Stock Ownership/401(k) Trust Agreement dated December 13, 1989—Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended November 30, 1990.

10(g).*	Amendment dated April 18, 1990 to Lennar Corporation Employee Stock Ownership/401(k) Plan – Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended November 30, 1990.

10(h).

First Amended and Restated Warehousing Credit and Security Agreement dated October 23, 2003, between Universal American Mortgage Company, LLC, Eagle Home Mortgage, Inc., Ameristar Financial Services, Inc., Universal American Mortgage Company of California, UAMC Asset Corp. II and Residential Funding Corporation—Incorporated by reference to Exhibit 10(k) to the Annual Report on Form 10-K for the fiscal year ended November 30, 2003.

10(i).*	Lennar Corporation Nonqualified Deferred Compensation Plan—Incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the quarter ended August 31, 2002.

10(j).

Third Amended and Restated Credit Agreement, dated May 27, 2004 among Lennar Corporation and the lenders named therein—Incorporated by reference to Exhibit 10.1 to Amendment No. 3 to the Registration Statement on Form S-4/A, Registration No. 333-116975, filed with the Commission on December 10, 2004.

10(k).*	Lennar Corporation 2003 Stock Option and Restricted Stock Plan—Incorporated by reference to Annex VI to the Schedule 14A dated March 10, 2003.

10(l).

Parent Company Guarantee dated January 27, 2004 by Lennar Corporation and LNR Property Corporation in favor of Bank One, NA, for the benefit of the lenders under the Credit Agreement referred to therein—Incorporated by reference to Exhibit 10(p) to the Annual Report on Form 10-K for the fiscal year ended November 30, 2003.

10(m).

Loan Agreement dated May 23, 2003 between UAMC Capital, LLC and the lenders named therein—Incorporated by reference to Exhibit 10(q) to the Annual Report on Form 10-K for the fiscal year ended November 30, 2003.

10(n).

Extension Agreement dated August 26, 2003 between Lennar Corporation and LNR Property Corporation related to exhibit 2(a) above—Incorporated by reference to Exhibit 10(r) to the Annual Report on Form 10-K for the fiscal year ended November 30, 2003.

10(o).	Sixth Amendment to First Amended and Restated Warehousing Credit and Security Agreement dated as of October 20, 2004.

10(p).

Second Omnibus Amendment dated as of November 17, 2004, between Calyon New York Branch, JPMorgan Chase Bank, Residential Funding Corporation, Universal American Mortgage Company, LLC, UAMC Capital, LLC and Universal American Mortgage Company of California.

21.	List of subsidiaries.

23.	Consent of Independent Registered Public Accounting Firm.

31.1.	Rule 13a-14a/15d-14(a) Certification of Stuart A. Miller.

31.2.	Rule 13a-14a/15d-14(a) Certification of Bruce E. Gross.

32.	Section 1350 Certifications of Stuart A. Miller and Bruce E. Gross.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LENNAR CORPORATION

/s/ STUART A. MILLER
Stuart A. Miller President, Chief Executive Officer and Director Date: February 11, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Principal Executive Officer:

Stuart A. Miller President, Chief Executive Officer and Director	/s/ STUART A. MILLER Date: February 11, 2005

Principal Financial Officer:

Bruce E. Gross Vice President and Chief Financial Officer	/s/ BRUCE E. GROSS Date: February 11, 2005

Principal Accounting Officer:

Diane J. Bessette Vice President and Controller	/s/ DIANE J. BESSETTE Date: February 11, 2005

Directors:

Robert J. Strudler Chairman of the Board	/s/ ROBERT J. STRUDLER Date: February 11, 2005

Irving Bolotin	/s/ IRVING BOLOTIN Date: February 11, 2005

Steven L. Gerard	/s/ STEVEN L. GERARD Date: February 11, 2005

R. Kirk Landon	/s/ R. KIRK LANDON Date: February 11, 2005

Sidney Lapidus	/s/ SIDNEY LAPIDUS Date: February 11, 2005

Hervé Ripault	/s/ HERVÉ RIPAULT Date: February 11, 2005

Steven J. Saiontz	/s/ STEVEN J. SAIONTZ Date: February 11, 2005

Donna Shalala	/s/ DONNA SHALALA Date: February 11, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Lennar Corporation

We have audited the consolidated financial statements of Lennar Corporation and subsidiaries (the “Company”) as of November 30, 2004 and 2003, and for each of the three years in the period ended November 30, 2004, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of November 30, 2004, and the effectiveness of the Company’s internal control over financial reporting as of November 30, 2004, and have issued our reports thereon dated February 11, 2005; such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15(a)2. The consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Miami, Florida

February 11, 2005

LENNAR CORPORATION AND SUBSIDIARIES

Schedule II—Valuation and Qualifying Accounts

Years Ended November 30, 2004, 2003 and 2002

	Beginning balance	Additions		Deductions	Ending balance
Description		Charged to costs and expenses	Charged to other accounts
	(In thousands)
Year ended November 30, 2004
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts and notes receivable	$2,088	737	43	(1,084)	1,784

Deferred income and unamortized discounts (1)	$3,475	1	11,380	(9,137)	5,719

Allowance for loan losses	$3,090	51	149	(1,883)	1,407

Year ended November 30, 2003
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts and notes receivable	$3,166	1,858	13	(2,949)	2,088

Deferred income and unamortized discounts (1)	$8,613	—	5,353	(10,491)	3,475

Allowance for loan losses	$3,077	—	41	(28)	3,090

Deferred tax asset valuation allowance	$6,978	—	—	(6,978)	—

Year ended November 30, 2002
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts and notes receivable	$4,755	1,602	260	(3,451)	3,166

Deferred income and unamortized discounts (1)	$4,641	6,156	20	(2,204)	8,613

Allowance for loan losses	$5,324	261	—	(2,508)	3,077

Deferred tax asset valuation allowance	$7,117	—	—	(139)	6,978

(1)	Amounts consist primarily of deferred income related to certain sales transactions, deferred income related to cash received from third parties and unamortized discounts related to notes receivable. The “charged to other accounts” additions represent cash received from third parties, which was recorded as a liability.

EXHIBIT INDEX

Exhibit No.	Description

3(a).	Amended and Restated Certificate of Incorporation, dated April 28, 1998.

10(o).	Sixth Amendment to First Amended and Restated Warehousing Credit and Security Agreement dated as of October 20, 2004.

10(p).

Second Omnibus Amendment dated as of November 17, 2004, between Calyon New York Branch, JPMorgan Chase Bank, Residential Funding Corporation, Universal American Mortgage Company, LLC, UAMC Capital, LLC and Universal American Mortgage Company of California.

21.	List of subsidiaries.

23.	Consent of Independent Registered Public Accounting Firm.

31.1.	Rule 13a-14a/15d-14(a) Certification of Stuart A. Miller.

31.2.	Rule 13a-14a/15d-14(a) Certification of Bruce E. Gross.

32.	Section 1350 Certifications of Stuart A. Miller and Bruce E. Gross.