Form 10-Q
period 2005-02-28
LENNAR CORP /NEW/
filed 2005-04-11
CIK 920760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☒    NO  ☐

Common shares outstanding as of March 31, 2005:

Class A	122,795,377
Class B	32,712,053

Part I. Financial Information

Item 1. Financial Statements

Lennar Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	(Unaudited) February 28, 2005	November 30, 2004
ASSETS
Homebuilding:
Cash	$509,068	1,322,472
Receivables, net	184,492	153,285
Inventories:
Finished homes and construction in progress	3,537,642	3,140,520
Land under development	1,931,840	1,725,755
Consolidated inventory not owned	263,339	275,795

Total inventories	5,732,821	5,142,070
Investments in unconsolidated entities	939,125	856,422
Other assets	432,684	432,574

	7,798,190	7,906,823
Financial services	955,304	1,258,457

Total assets	$8,753,494	9,165,280

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable and other liabilities	$1,629,224	1,830,047
Liabilities related to consolidated inventory not owned	204,943	222,769
Senior notes and other debts payable	2,002,867	2,021,014

	3,837,034	4,073,830
Financial services	754,952	1,038,478

Total liabilities	4,591,986	5,112,308

Stockholders’ equity:
Preferred stock	—	—
Class A common stock of $0.10 par value per share, 124,743 shares issued at February 28, 2005	12,474	12,372
Class B common stock of $0.10 par value per share, 32,698 shares issued at February 28, 2005	3,270	3,260
Additional paid-in capital	1,315,867	1,277,780
Retained earnings	2,952,503	2,780,637
Unearned compensation	(1,796)	(2,564)
Deferred compensation plan; 683 Class A common shares and 68 Class B common shares at February 28, 2005	(6,300)	(6,410)
Deferred compensation liability	6,300	6,410
Treasury stock, at cost; 2,031 Class A common shares at February 28, 2005	(109,535)	(3,938)
Accumulated other comprehensive loss	(11,275)	(14,575)

Total stockholders’ equity	4,161,508	4,052,972

Total liabilities and stockholders’ equity	$8,753,494	9,165,280

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries

Condensed Consolidated Statements of Earnings

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	February 28, 2005	February 29, 2004
Revenues:
Homebuilding	$2,289,938	1,757,382
Financial services	117,374	105,525

Total revenues	2,407,312	1,862,907

Costs and expenses:
Homebuilding	1,989,557	1,551,314
Financial services	100,362	82,530
Corporate general and administrative	37,160	28,678

Total costs and expenses	2,127,079	1,662,522

Equity in earnings from unconsolidated entities	16,139	5,277
Management fees and other income, net	13,999	18,036

Earnings before provision for income taxes	310,371	223,698
Provision for income taxes	117,165	84,446

Net earnings	$193,206	139,252

Basic earnings per share	$1.25	0.90

Diluted earnings per share	$1.17	0.84

Cash dividends per Class A common share	$0.1375	0.125

Cash dividends per Class B common share	$0.1375	0.125

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended
	February 28, 2005	February 29, 2004
Cash flows from operating activities:
Net earnings	$193,206	139,252
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	15,441	10,656
Amortization of discount on debt	4,610	4,356
Tax benefit from employee stock plans and vesting of restricted stock	14,391	1,834
Equity in earnings from unconsolidated entities	(16,139)	(5,277)
Deferred income tax provision	5,776	2,815
Changes in assets and liabilities, net of effect from acquisitions:
Decrease in receivables	165,698	16,921
Increase in inventories	(530,550)	(323,127)
(Increase) decrease in other assets	(3,290)	2,563
Decrease in financial services mortgage loans held-for-sale	105,216	244,825
Decrease in accounts payable and other liabilities	(165,305)	(61,156)

Net cash provided by (used in) operating activities	(210,946)	33,662

Cash flows from investing activities:
Net additions to operating properties and equipment	(5,896)	(3,647)
Contributions to unconsolidated entities	(204,003)	(283,759)
Distributions from unconsolidated entities	124,321	63,367
Decrease in financial services mortgage loans	359	131
Purchases of investment securities	(7,174)	(17,699)
Proceeds from investment securities	6,993	8,093
Acquisitions, net of cash acquired	(84,230)	(36,792)

Net cash used in investing activities	(169,630)	(270,306)

Cash flows from financing activities:
Net repayments under financial services short-term debt	(273,493)	(265,051)
Principal payments on term loan B and other borrowings	(54,604)	(25,815)
Common stock:
Issuances	23,808	3,105
Repurchases	(105,597)	(109,562)
Dividends	(21,340)	(19,592)

Net cash used in financing activities	(431,226)	(416,915)

Net decrease in cash	(811,802)	(653,559)
Cash at beginning of period	1,427,941	1,270,872

Cash at end of period	$616,139	617,313

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows — (Continued)

(Unaudited)

(In thousands)

	Three Months Ended
	February 28, 2005	February 29, 2004
Summary of cash:
Homebuilding	$509,068	545,522
Financial services	107,071	71,791

	$616,139	617,313

Supplemental disclosures of non-cash investing and financing activities:
Purchases of inventory financed by sellers	$12,025	4,200

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) Basis of Presentation

Basis of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Lennar Corporation and all subsidiaries, partnerships and other entities in which Lennar Corporation has a controlling interest and variable interest entities (see Note 11) in which Lennar Corporation is deemed to be the primary beneficiary (the “Company”). The Company’s investments in both unconsolidated entities in which a significant, but less than controlling, interest is held and in variable interest entities in which the Company is not deemed to be the primary beneficiary are accounted for by the equity method. All significant intercompany transactions and balances have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the November 30, 2004 audited financial statements in the Company’s Annual Report on Form 10-K for the year then ended. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the accompanying condensed consolidated financial statements have been made.

The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The condensed consolidated statement of earnings for the three months ended February 28, 2005 is not necessarily indicative of the results to be expected for the full year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

(1) Basis of Presentation – (Continued)

Stock-Based Compensation

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

	Three Months Ended
(In thousands, except per share amounts)	February 28, 2005	February 29, 2004
Net earnings, as reported	$193,206	139,252
Add: Total stock-based employee compensation expense included in reported net earnings, net of tax	478	443
Deduct: Total stock-based employee compensation expense determined under fair market value based method for all awards, net of tax	(3,497)	(3,084)

Pro forma net earnings	190,187	136,611

Earnings per share:
Basic—as reported	$1.25	0.90

Basic—pro forma	$1.23	0.88

Diluted—as reported	$1.17	0.84

Diluted—pro forma	$1.15	0.83

Revenue Recognition

Effective December 1, 2004, as a result of the determination that the Company meets all applicable requirements under SFAS No. 66, Accounting for Sales of Real Estate, the Company began to apply the percentage-of-completion method to its mid-to-high-rise condominium projects under construction. In accordance with SFAS No. 66, the Company records revenue as a portion of the value of non-cancelable condominium unit contracts when (1) construction is beyond a preliminary stage, (2) the buyer is committed to the extent of being unable to require a full refund except for non-delivery of the unit, (3) sufficient units have already been sold to assure the entire property will not revert to rental property, (4) sales prices are collectible and (5) aggregate sales proceeds and costs can be reasonably estimated. Revenue recognized under the percentage-of-completion method is calculated based upon the percentage of total costs incurred in relation to total estimated costs to complete, and is adjusted for estimated cancellations due to potential customer defaults. The change to the percentage-of-completion method did not have a material impact on the Company’s financial condition, results of operations or cash flows for the three months ended February 28, 2005. Actual revenues and costs to complete construction in the future could differ from the Company’s current estimates. If the Company’s estimates of revenues and development costs change, then its revenues, cost of sales and related cumulative profits will be revised in the period that estimates change.

(2) Operating and Reporting Segments

The Company has two operating and reporting segments: Homebuilding and Financial Services. The Company’s reportable operating segments are strategic business units that offer different products and services. Segment amounts include all elimination adjustments made in consolidation.

Homebuilding

The Homebuilding Division’s operations primarily include the sale and construction of single-family attached and detached homes, as well as the purchase, development and sale of residential land directly and through unconsolidated entities in which the Company has investments. At February 28, 2005, the Company had homebuilding divisions located in the following states: Arizona, California, Colorado, Florida, Illinois, Maryland, Minnesota, Nevada, New Jersey, North Carolina, South Carolina, Texas, and Virginia.

Financial Services

The Financial Services Division provides mortgage financing, title insurance, closing services and insurance agency services for both buyers of the Company’s homes and others. Substantially all of the loans it originates are sold in the secondary mortgage market on a servicing released, non-recourse basis; however, the Division remains liable for customary representations and warranties related to loan sales. The Financial Services Division also provides high-speed Internet and cable television services to residents of the Company’s communities and others. At February 28, 2005, the Financial Services Division operated in the following markets: Arizona, California, Colorado, District of Columbia, Florida, Illinois, Maryland, Minnesota, Nevada, New Jersey, New Mexico, North Carolina, Ohio, Oregon, Pennsylvania, South Carolina, Texas, Virginia, Washington and Wisconsin.

(2) Operating and Reporting Segments – (Continued)

Financial information relating to the Company’s reportable segments was as follows (unaudited):

	Three Months Ended
(In thousands)	February 28, 2005	February 29, 2004
Homebuilding revenues:
Sales of homes	$2,214,579	1,663,097
Sales of land	75,359	94,285

Total homebuilding revenues	2,289,938	1,757,382

Homebuilding costs and expenses:
Cost of homes sold	1,670,136	1,289,299
Cost of land sold	51,874	58,652
Selling, general and administrative	267,547	203,363

Total homebuilding costs and expenses	1,989,557	1,551,314

Equity in earnings from unconsolidated entities	16,139	5,277
Management fees and other income, net	13,999	18,036

Homebuilding operating earnings	$330,519	229,381

Financial services revenues	$117,374	105,525
Financial services costs and expenses	100,362	82,530

Financial services operating earnings	$17,012	22,995

Total segment operating earnings	$347,531	252,376

Corporate general and administrative expenses	37,160	28,678

Earnings before provision for income taxes	$310,371	223,698

During the three months ended February 28, 2005 and February 29, 2004, interest included in the Homebuilding Division’s cost of homes sold was $30.5 million and $22.7 million, respectively, and interest included in the Homebuilding Division’s cost of land sold was $0.4 million and $2.6 million, respectively. During the three months ended February 28, 2005 and February 29, 2004, all other interest related to the Homebuilding Division, totaling $0.2 million and $0.1 million, respectively, was included in management fees and other income, net.

At both February 28, 2005 and November 30, 2004, the Homebuilding Division’s goodwill, net of accumulated amortization, was $183.4 million.

(3) Investments in Unconsolidated Entities

Summarized condensed financial information on a combined 100% basis related to unconsolidated entities in which the Company has investments that are accounted for by the equity method was as follows:

(In thousands)	(Unaudited) February 28, 2005	November 30, 2004
Assets:
Cash	$337,715	380,213
Inventories	3,824,981	3,305,999
Other assets	649,034	527,468

	$4,811,730	4,213,680

Liabilities and equity:
Accounts payable and other liabilities	$609,574	534,336
Notes and mortgages payable	2,148,484	1,884,334
Equity of:
The Company	939,125	856,422
Others	1,114,547	938,588

	$4,811,730	4,213,680

In some instances, the Company and/or its partners have provided guarantees on debt of certain unconsolidated entities on a pro rata basis. At February 28, 2005, the Company had repayment guarantees of $198.5 million and limited maintenance guarantees of $304.6 million related to unconsolidated entity debt. When the Company and/or its partners provide a guarantee, the unconsolidated entity generally receives more favorable terms from its lenders than would otherwise be available to it. The limited maintenance guarantees only apply if an unconsolidated entity defaults on its loan arrangements and the value of the collateral (generally land and improvements) is less than a specified percentage of the loan balance. If the Company is required to make a payment under a limited maintenance guarantee to bring the value of the collateral up to the specified percentage of the loan balance, the payment would constitute a capital contribution or loan to the unconsolidated entity and increase the Company’s share of any funds the unconsolidated entity distributes. At February 28, 2005, there were no assets held as collateral that, upon the occurrence of any triggering event or condition under a guarantee, the Company could obtain and liquidate to recover all or a portion of the amounts to be paid under a guarantee.

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

	Three Months Ended
(In thousands, except per share amounts)	February 28, 2005	February 29, 2004
Numerator:
Numerator for basic earnings per share - net earnings	$193,206	139,252
Interest on zero-coupon convertible senior subordinated notes due 2021, net of tax	2,199	2,097

Numerator for diluted earnings per share	$195,405	141,349

Denominator:
Denominator for basic earnings per share - weighted average shares	155,144	155,528
Effect of dilutive securities:
Employee stock options and restricted stock	2,744	3,408
Zero-coupon convertible senior subordinated notes due 2021	8,969	8,969

Denominator for diluted earnings per share	166,857	167,905

Basic earnings per share	$1.25	0.90

Diluted earnings per share	$1.17	0.84

Options to purchase 1.2 million shares of Class A common stock were outstanding and anti-dilutive at February 28, 2005. Anti-dilutive options outstanding at February 29, 2004 were not material.

In 2001, the Company issued zero-coupon convertible senior subordinated notes due 2021. The indenture relating to the notes provides that the notes are convertible into the Company’s Class A common stock during limited periods when the market price of the Company’s Class A common stock exceeds 110% of the accreted conversion price at the rate of 14.2 Class A common shares per $1,000 face amount of notes at maturity, which would total 9.0 million shares. For this purpose, the “market price” is the average closing price of the Company’s Class A common stock over the last twenty trading days of a fiscal quarter.

Other events that would cause the notes to be convertible are: (a) a call of the notes for redemption; (b) the credit ratings assigned to the notes by any two of Moody’s Investors Service, Inc., Standard & Poor’s Ratings Services and Fitch Ratings are two rating levels below the initial rating; (c) a distribution to all holders of the Company’s Class A common stock of options expiring within 60 days entitling the holders to purchase common stock for less than its quoted price; or (d) a distribution to all holders of the Company’s Class A common stock of common stock, assets, debt, securities or rights to purchase securities with a per share value exceeding 15% of the closing price of the Class A common stock on the day preceding the declaration date for the distribution.

(4) Earnings Per Share – (Continued)

The calculation of diluted earnings per share included 9.0 million shares for the three months ended February 28, 2005 and February 29, 2004 because the average closing price of the Company’s Class A common stock over the last twenty trading days of the Company’s fiscal quarters ended February 28, 2005 and February 29, 2004 exceeded 110% ($34.39 per share at February 28, 2005) of the accreted conversion price.

(5) Financial Services

The assets and liabilities related to the Company’s financial services operations were as follows:

(In thousands)	(Unaudited) February 28, 2005	November 30, 2004
Assets:
Cash	$107,071	105,469
Receivables, net	316,186	513,089
Mortgage loans held-for-sale, net	342,405	447,607
Mortgage loans, net	28,888	29,248
Title plants	18,361	18,361
Investment securities held-to-maturity	31,796	31,574
Goodwill, net	55,970	56,019
Other (including limited-purpose finance subsidiaries)	54,627	57,090

	$955,304	1,258,457

Liabilities:
Notes and other debts payable	$623,441	896,934
Other (including limited-purpose finance subsidiaries)	131,511	141,544

	$754,952	1,038,478

At February 28, 2005, the Financial Services Division (the “Division”) had warehouse lines of credit totaling $675 million to fund its mortgage loan activities. Borrowings under the facilities were $602.9 million at February 28, 2005. The warehouse lines of credit mature in April 2005 ($255 million), May 2005 ($300 million) and October 2005 ($120 million), at which times the Division expects the facilities to be renewed. At February 28, 2005, the Division had advances under a conduit funding agreement with a major financial institution amounting to $1.5 million. The Division also had a $20 million revolving line of credit with a bank that matures in July 2005, at which time the Division expects the line of credit to be renewed. Borrowings under the line of credit were $18.9 million at February 28, 2005.

(6) Cash

Cash as of February 28, 2005 and November 30, 2004 included $97.3 million and $127.3 million, respectively, of cash primarily held in escrow for approximately three days and $13.5 million and $12.0 million, respectively, of restricted deposits.

(7) Debt

At February 28, 2005, the Company had senior unsecured credit facilities (the “Credit Facilities”) that provide the Company with up to $1.4 billion of financing. The Credit Facilities consist of a $976.9 million revolving credit facility maturing in May 2009 and a $418.6 million 364-day revolving credit facility maturing in May 2005. The Company may elect to convert borrowings under the 364-day revolving credit facility to a term loan, which would mature in May 2009. The Credit Facilities are guaranteed on a joint and several basis by substantially all of the Company’s subsidiaries other than finance company subsidiaries (which include mortgage and title insurance subsidiaries). Interest rates are LIBOR-based, and the margins are set by a pricing grid with thresholds that adjust based on changes in the Company’s leverage ratio and the Credit Facilities’ credit ratings. At February 28, 2005, no amounts were outstanding under the Credit Facilities.

At February 28, 2005, the Company had letters of credit outstanding in the amount of $817.9 million. The majority of these letters of credit are posted with regulatory bodies to guarantee the Company’s performance of certain development and construction activities or are posted in lieu of cash deposits on option contracts. Of the Company’s total letters of credit outstanding, $250.7 million were collateralized against certain borrowings available under the Credit Facilities.

In September 2004, the Company entered into a structured letter of credit facility (the “LC Facility”) with a financial institution. The purpose of the LC Facility is to facilitate the issuance of up to $200 million of letters of credit on a senior unsecured basis. In connection with the transaction, the financial institution issued $200 million of their senior notes, which were linked to the Company’s performance on the LC Facility. If there is an event of default under the LC Facility, including the Company’s failure to reimburse a draw against an issued letter of credit, the financial institution would assign its claim against the Company, to the extent of the amount due and payable by the Company under the LC Facility, to its noteholders in lieu of their principal repayment on their performance linked notes. At February 28, 2005, the Company had letters of credit outstanding in the amount of $196.3 million under the LC Facility.

In March 2005, the Company notified holders that it will redeem all of its outstanding 9.95% senior notes due 2010 (the “Notes”) on May 1, 2005. The redemption price will be 104.975% of the principal amount of the Notes outstanding plus accrued and unpaid interest as of the redemption date. The expected redemption price will total $338 million, plus accrued and unpaid interest. An estimated $0.13 per diluted share charge is expected to result from the redemption of the Notes.

(8) Product Warranty

Warranty and similar reserves for homes are established at an amount estimated to be adequate to cover potential costs for materials and labor with regard to warranty-type claims expected to be incurred subsequent to the delivery of a home. Reserves are determined based on historical data and trends with respect to similar product types and geographical areas. Warranty reserves are included in accounts payable and other liabilities in the accompanying condensed consolidated balance sheets. The activity in the Company’s warranty reserve was as follows (unaudited):

(In thousands)	February 28, 2005	February 29, 2004
Warranty reserve, beginning of period	$116,826	116,571
Provision	33,007	21,209
Payments	(35,309)	(32,231)

Warranty reserve, end of period	$114,524	105,549

(9) Stockholders’ Equity

In June 2001, the Company’s Board of Directors authorized a stock repurchase program to permit future purchases of up to 20 million shares of the Company’s outstanding common stock. During the three months ended February 28, 2005, the Company repurchased a total of 1.9 million shares of its outstanding Class A common stock under the stock repurchase program for an aggregate purchase price of $105.3 million, or $54.39 per share. As of February 28, 2005, 15.7 million common shares can be repurchased in the future under the program.

At February 28, 2005, the Company had shelf registration statements under the Securities Act of 1933, as amended, under which it could sell to the public up to $320 million of debt securities, common stock, preferred stock or other securities and could issue up to $400 million of equity or debt securities in connection with acquisitions of companies or interests in companies, businesses or assets.

(10) Comprehensive Income

Comprehensive income represents changes in stockholders’ equity from non-owner sources. The components of comprehensive income were as follows (unaudited):

(Dollars in thousands)	Three Months Ended
	February 28, 2005	February 29, 2004
Net earnings	$193,206	139,252
Unrealized gain (loss) on interest rate swaps, net of 37.75% tax effect	3,234	(1,058)

Unrealized gain on available-for-sale investment securities, net of 37.75% tax effect	66	—

Comprehensive income	$196,506	138,194

(11) Consolidation of Variable Interest Entities

In December 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46(R) (“FIN 46(R)”), which further clarified and amended FIN 46, Consolidation of Variable Interest Entities, which requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46(R), entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity.

Unconsolidated Entities

At February 28, 2005, the Company had investments in and advances to unconsolidated entities established to acquire and develop land for sale to the Company in connection with its homebuilding operations, for sale to third parties or for the construction of homes for sale to third-party homebuyers. The Company evaluated all its partnership agreements entered into (or that had reconsideration events) during the three months ended February 28, 2005 under FIN 46(R), and as a result the Company consolidated entities under FIN 46(R) that at February 28, 2005 had total combined assets and liabilities of $8.9 million and $5.6 million, respectively.

At February 28, 2005, the Company’s recorded investment in unconsolidated entities was $939.1 million; however, the Company’s estimated maximum exposure to loss with regard to unconsolidated entities was its recorded investments in these entities in addition to the exposure under the guarantees discussed in Note 3.

Option Contracts

The Company evaluated all option contracts for land and determined it was the primary beneficiary of certain of these option contracts. Although the Company does not have legal title to the optioned land, under FIN 46(R), the Company, if it is deemed to be the primary beneficiary, is required to consolidate the land under option at the purchase price of the optioned land. During the three months ended February 28, 2005, the effect of the consolidation of these option contracts was an increase of $69.2 million to consolidated inventory not owned with a corresponding increase to liabilities related to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of February 28, 2005. This increase was offset primarily by the Company exercising its options to acquire land under certain contracts previously consolidated under FIN 46(R), resulting in a net decrease in consolidated inventory not owned of $12.5 million. To reflect the purchase price of the inventory consolidated under FIN 46(R), the Company reclassified $17.8 million of related option deposits from land under development to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of February 28, 2005. The liabilities related to consolidated inventory not owned represent the difference between the purchase price of the optioned land and the Company’s cash deposits.

At February 28, 2005, the Company’s exposure to loss related to its option contracts with third parties and unconsolidated entities represented its non-refundable deposits and advanced costs totaling $289.0 million. Additionally, the Company posts letters of credit in lieu of cash deposits under certain option contracts.

(12) New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”). SFAS  No. 123(R) establishes accounting standards for transactions in which a company exchanges its equity instruments for goods or services. In particular, this Statement will require companies to record compensation expense for all share-based payments, such as employee stock options, at fair market value. This Statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 (the Company’s fiscal period beginning September 1, 2005). The Company is currently reviewing the effect of this Statement on its consolidated financial statements.

In March 2005, the Securities and Exchange Commission released SEC Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment. SAB No. 107 provides the SEC staff position regarding the application of SFAS No. 123(R). SAB No. 107 contains interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB No. 107 also highlights the importance of disclosures made related to the accounting for share-based payment transactions. The Company is currently reviewing the effect of SAB No. 107 on its consolidated financial statements.

(13) Supplemental Financial Information

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

Condensed Consolidating Balance Sheet

February 28, 2005

(Unaudited)

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Homebuilding:
Cash and receivables, net	$354,917	295,029	43,614	—	693,560
Inventories	—	5,510,732	222,089	—	5,732,821
Investments in unconsolidated entities	—	939,125	—	—	939,125
Other assets	88,113	263,711	80,860	—	432,684
Investments in subsidiaries	5,288,838	577,665	—	(5,866,503)	—

	5,731,868	7,586,262	346,563	(5,866,503)	7,798,190
Financial services	—	28,411	947,437	(20,544)	955,304

Total assets	$5,731,868	7,614,673	1,294,000	(5,887,047)	8,753,494

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable and other liabilities	$565,838	919,773	143,613	—	1,629,224
Liabilities related to consolidated inventory not owned	—	204,943	—	—	204,943
Senior notes and other debts payable	1,946,887	32,358	44,166	(20,544)	2,002,867
Intercompany	(942,365)	1,163,287	(220,922)	—	—

	1,570,360	2,320,361	(33,143)	(20,544)	3,837,034
Financial services	—	5,474	749,478	—	754,952

Total liabilities	1,570,360	2,325,835	716,335	(20,544)	4,591,986

Stockholders’ equity	4,161,508	5,288,838	577,665	(5,866,503)	4,161,508

Total liabilities and stockholders’ equity	$5,731,868	7,614,673	1,294,000	(5,887,047)	8,753,494

(13) Supplemental Financial Information – (Continued)

Condensed Consolidating Balance Sheet

November 30, 2004

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Homebuilding:
Cash and receivables, net	$1,116,366	303,594	55,797	—	1,475,757
Inventories	—	4,900,834	241,236	—	5,142,070
Investments in unconsolidated entities	—	856,422	—	—	856,422
Other assets	98,823	308,364	25,387	—	432,574
Investments in subsidiaries	4,984,722	578,836	—	(5,563,558)	—

	6,199,911	6,948,050	322,420	(5,563,558)	7,906,823
Financial services	—	27,956	1,230,501	—	1,258,457

Total assets	$6,199,911	6,976,006	1,552,921	(5,563,558)	9,165,280

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable and other liabilities	$725,061	1,003,742	101,244	—	1,830,047
Liabilities related to consolidated inventory not owned	—	222,769	—	—	222,769
Senior notes and other debts payable	1,945,344	23,636	52,034	—	2,021,014
Intercompany	(523,466)	734,156	(210,690)	—	—

	2,146,939	1,984,303	(57,412)	—	4,073,830
Financial services	—	6,981	1,031,497	—	1,038,478

Total liabilities	2,146,939	1,991,284	974,085	—	5,112,308

Stockholders’ equity	4,052,972	4,984,722	578,836	(5,563,558)	4,052,972

Total liabilities and stockholders’ equity	$6,199,911	6,976,006	1,552,921	(5,563,558)	9,165,280

(13) Supplemental Financial Information – (Continued)

Condensed Consolidating Statement of Earnings

Three Months Ended February 28, 2005

(Unaudited)

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Homebuilding	$—	2,210,331	79,607	—	2,289,938
Financial services	—	1,545	122,684	(6,855)	117,374

Total revenues	—	2,211,876	202,291	(6,855)	2,407,312

Costs and expenses:
Homebuilding	—	1,925,682	64,543	(668)	1,989,557
Financial services	—	2,549	104,000	(6,187)	100,362
Corporate general and administrative	37,160	—	—	—	37,160

Total costs and expenses	37,160	1,928,231	168,543	(6,855)	2,127,079

Equity in earnings from unconsolidated entities	—	16,139	—	—	16,139

Management fees and other income, net	—	13,936	63	—	13,999

Earnings (loss) before provision (benefit) for income taxes	(37,160)	313,720	33,811	—	310,371
Provision (benefit) for income taxes	(14,026)	118,429	12,762	—	117,165
Equity in earnings (losses) from subsidiaries	216,340	21,049	—	(237,389)	—

Net earnings (loss)	$193,206	216,340	21,049	(237,389)	193,206

Condensed Consolidating Statement of Earnings

Three Months Ended February 29, 2004

(Unaudited)

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Homebuilding	$—	1,757,382	—	—	1,757,382
Financial services	—	2,202	107,114	(3,791)	105,525

Total revenues	—	1,759,584	107,114	(3,791)	1,862,907

Costs and expenses:
Homebuilding	—	1,551,568	259	(513)	1,551,314
Financial services	—	2,699	83,109	(3,278)	82,530
Corporate general and administrative	28,678	—	—	—	28,678

Total costs and expenses	28,678	1,554,267	83,368	(3,791)	1,662,522

Equity in earnings from unconsolidated entities	—	5,277	—	—	5,277

Management fees and other income, net	—	18,036	—	—	18,036

Earnings (loss) before provision (benefit) for income taxes	(28,678)	228,630	23,746	—	223,698
Provision (benefit) for income taxes	(10,819)	86,308	8,957	—	84,446
Equity in earnings (losses) from subsidiaries	157,111	14,789	—	(171,900)	—

Net earnings (loss)	$139,252	157,111	14,789	(171,900)	139,252

(13) Supplemental Financial Information – (Continued)

Condensed Consolidating Statement of Cash Flows

Three Months Ended February 28, 2005

(Unaudited)

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net earnings (loss)	$193,206	216,340	21,049	(237,389)	193,206
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities	(340,787)	(608,102)	286,804	257,933	(404,152)

Net cash provided by (used in) operating activities	(147,581)	(391,762)	307,853	20,544	(210,946)

Cash flows from investing activities:
Increase in investments in unconsolidated entities, net	—	(79,682)	—	—	(79,682)
Acquisitions, net of cash acquired	—	(84,279)	49	—	(84,230)
Other	(2,087)	(2,667)	(964)	—	(5,718)

Net cash used in investing activities	(2,087)	(166,628)	(915)	—	(169,630)

Cash flows from financing activities:
Net repayments under financial services short-term debt	—	—	(273,493)	—	(273,493)
Net repayments under term loan B and other borrowings	—	(26,217)	(7,843)	(20,544)	(54,604)
Common stock:
Issuances	23,808	—	—	—	23,808
Repurchases	(105,597)	—	—	—	(105,597)
Dividends	(21,340)	—	—	—	(21,340)
Intercompany	(506,675)	542,858	(36,183)	—	—

Net cash provided by (used in) financing activities	(609,804)	516,641	(317,519)	(20,544)	(431,226)

Net decrease in cash	(759,472)	(41,749)	(10,581)	—	(811,802)

Cash at beginning of period	1,111,944	154,731	161,266	—	1,427,941

Cash at end of period	$352,472	112,982	150,685	—	616,139

(13) Supplemental Financial Information – (Continued)

Condensed Consolidating Statement of Cash Flows

Three Months Ended February 29, 2004

(Unaudited)

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net earnings (loss)	$139,252	157,111	14,789	(171,900)	139,252
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities	(199,806)	(331,571)	249,828	175,959	(105,590)

Net cash provided by (used in) operating activities	(60,554)	(174,460)	264,617	4,059	33,662

Cash flows from investing activities:
Increase in investments in unconsolidated entities, net	—	(220,392)	—	—	(220,392)
Acquisitions, net of cash acquired	—	(37,172)	380	—	(36,792)
Other	(8,713)	(1,546)	(2,863)	—	(13,122)

Net cash used in investing activities	(8,713)	(259,110)	(2,483)	—	(270,306)

Cash flows from financing activities:
Net repayments under financial services short-term debt	—	—	(265,051)	—	(265,051)
Net borrowings (repayments) under term loan B and other borrowings	(1,000)	(20,783)	27	(4,059)	(25,815)
Common stock:
Issuances	3,105	—	—	—	3,105
Repurchases	(109,562)	—	—	—	(109,562)
Dividends	(19,592)	—	—	—	(19,592)
Intercompany	(282,819)	277,748	5,071	—	—

Net cash provided by (used in) financing activities	(409,868)	256,965	(259,953)	(4,059)	(416,915)

Net increase (decrease) in cash	(479,135)	(176,605)	2,181	—	(653,559)

Cash at beginning of period	893,503	307,795	69,574	—	1,270,872

Cash at end of period	$414,368	131,190	71,755	—	617,313

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included under Item 1 of this document and our audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for our fiscal year ended November 30, 2004.

Some of the statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Quarterly Report on Form 10-Q, are “forward-looking statements,” as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding our business, financial condition, results of operations, cash flows, strategies and prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those described under the caption “Risk Factors Relating to Our Business” included in Item 1 of our Annual Report on Form 10-K for the fiscal year ended November 30, 2004 and in our other filings with the Securities and Exchange Commission. We do not undertake any obligation to update forward-looking statements.

Outlook

In fiscal 2005, we anticipate demand for our homes to remain strong due to continued strength in the homebuilding market. We also anticipate growth in the volume of our mid-to-high-rise residential business, which we strategically operate primarily through joint ventures in order to mitigate the related risks. In addition, we remain a growth-focused company, and we expect to continue to employ a diversified growth strategy to enhance future opportunities for our company. This will entail increasing sales organically and by acquiring small and possibly large homebuilders. We expect this combination of organic growth and strategic acquisitions to result in, among other things, cost savings and growth of ancillary services.

While we may be negatively impacted by factors including higher interest rates, higher building costs, shortages of certain building materials, increasing inventory levels in the industry and speculative buying, we believe we will be able to manage these challenges through favorable pricing conditions and by leveraging our size to reduce costs. Also, our strong balance sheet and cash position afford us the opportunity to continue to build on an already strong market position, while we continue to look for opportunities to grow into new markets.

(1) Results of Operations

Overview

We historically have experienced, and expect to continue to experience, variability in quarterly results. The condensed consolidated statement of earnings for the three months ended February 28, 2005 is not necessarily indicative of the results to be expected for the full year.

Net earnings were $193.2 million, or $1.17 per share diluted ($1.25 per share basic), in the first quarter of 2005, compared to $139.3 million, or $0.84 per share diluted ($0.90 per share basic), in the first quarter of 2004.

Homebuilding

The following tables set forth selected financial and operational information related to our homebuilding operations for the periods indicated (unaudited):

Homebuilding Division’s Selected Financial and Operational Data

	Three Months Ended
(Dollars in thousands, except average sales price)	February 28, 2005	February 29, 2004
Revenues:
Sales of homes	$2,214,579	1,663,097
Sales of land	75,359	94,285

Total revenues	2,289,938	1,757,382

Costs and expenses:
Cost of homes sold	1,670,136	1,289,299
Cost of land sold	51,874	58,652
Selling, general and administrative	267,547	203,363

Total costs and expenses	1,989,557	1,551,314

Equity in earnings from unconsolidated entities	16,139	5,277
Management fees and other income, net	13,999	18,036

Operating earnings	$330,519	229,381

Gross margin on home sales	24.6%	22.5%
Selling, general and administrative expenses as a % of revenues from home sales	12.1%	12.2%

Operating margin as a % of revenues from home sales	12.5%	10.2%

Average sales price	$292,000	256,000

Summary of Home and Backlog Data By Region

At February 28, 2005, our market regions consisted of homebuilding divisions located in the following states: East: Florida, Maryland, Virginia, New Jersey, North Carolina and South Carolina. Central: Texas, Illinois, and Minnesota. West: California, Colorado, Arizona and Nevada.

	At or for the Three Months Ended
Deliveries	February 28, 2005	February 29, 2004
East	2,209	2,176
Central	2,297	1,989
West	3,303	2,489

Total	7,809	6,654

Of the total deliveries listed above, 232 represents deliveries from unconsolidated entities for the three months ended February 28, 2005, compared to 159 deliveries last year.

New Orders
East	3,040	3,340
Central	2,844	2,219
West	3,576	3,145

Total	9,460	8,704

Of the total new orders listed above, 322 represents new orders from unconsolidated entities for the three months ended February 28, 2005, compared to 321 new orders last year.

Backlog - Homes
East	8,158	7,285
Central	3,114	2,646
West	6,192	5,867

Total	17,464	15,798

Of the total homes in backlog listed above, 1,675 represents homes in backlog from unconsolidated entities at February 28, 2005, compared to 1,255 homes in backlog at February 29, 2004.

Backlog - Dollar Value (In thousands)
East	$2,577,295	1,882,583
Central	764,084	619,097
West	2,629,291	2,015,117

Total	$5,970,670	4,516,797

Of the total dollar value of homes in backlog listed above, $689,776 represents the backlog dollar value from unconsolidated entities at February 28, 2005, compared to $401,817 of backlog dollar value at February 29, 2004.

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

Revenues from homes sales increased 33% in the first quarter of 2005 to $2.2 billion from $1.7 billion in 2004. Revenues were higher primarily due to a 17% increase in the number of home deliveries and a 14% increase in the average sales price of homes delivered in 2005. New home deliveries, excluding unconsolidated entities, increased to 7,577 homes in the first quarter of 2005 from 6,495 homes last year. In the first quarter of 2005, new home deliveries were higher in each of our regions, compared to 2004, with the biggest contribution coming from our West region. The average sales price of homes delivered increased to $292,000 in the first quarter of 2005 from $256,000 in 2004.

Gross margins on home sales were $544.4 million, or 24.6%, in the first quarter of 2005, compared to $373.8 million, or 22.5%, in 2004. Gross margin percentage on home sales increased 210 basis points due to an improvement in our West region, which was primarily attributable to increased deliveries and favorable pricing conditions.

Homebuilding interest expense (primarily included in cost of homes sold and cost of land sold) was $31.1 million in the first quarter of 2005, compared to $25.4 million in 2004. The increase in homebuilding interest expense was primarily due to an increase in the number of deliveries during the quarter.

Selling, general and administrative expenses as a percentage of revenues from home sales improved to 12.1% in the first quarter of 2005, from 12.2% in 2004.

Revenues and gross margins on land sales totaled $75.4 million and $23.5 million, or 31.2%, respectively, in the first quarter of 2005, compared to $94.3 million and $35.6 million, or 37.8%, respectively, in 2004. Equity in earnings from unconsolidated entities was $16.1 million in the first quarter of 2005, compared to $5.3 million last year. This improvement resulted primarily from an increase in homes delivered by our unconsolidated homebuilding joint ventures. Management fees and other income, net totaled $14.0 million in the first quarter of 2005, compared to $18.0 million in 2004. Sales of land, equity in earnings from unconsolidated entities and management fees and other income, net may vary significantly from period to period, depending on the timing of land sales and other transactions entered into by us and unconsolidated entities in which we have investments.

The number of homesites owned and homesites to which we have access through option contracts or unconsolidated entities in which we have investments (i.e., controlled homesites) for each of our market regions were as follows (unaudited):

	February 28, 2005	February 29, 2004
Owned Homesites:
East	26,215	21,994
Central	26,352	23,811
West	41,456	40,079

Total	94,023	85,884

Controlled Homesites:
East	74,786	50,542
Central	38,556	28,048
West	75,523	52,433

Total	188,865	131,023

Total Owned and Controlled Homesites	282,888	216,907

At February 28, 2005, 14% of the homesites we owned were subject to home purchase contracts. At February 28, 2005, our backlog of sales contracts was 17,464 homes ($6.0 billion), compared to 15,798 homes ($4.5 billion) at February 29, 2004. The higher backlog was primarily attributable to our growth and strong demand for our homes, which resulted in higher new orders in 2005, compared to 2004. As a result of our organic growth, inventories, excluding consolidated inventory not owned, increased 12% from November 30, 2004 to February 28, 2005, while revenues from sales of homes increased 33% for the three months ended February 28, 2005, compared to the prior year.

Financial Services

The following table presents selected financial data related to our financial services operations for the periods indicated (unaudited):

	Three Months Ended
(Dollars in thousands)	February 28, 2005	February 29, 2004
Revenues	$117,374	105,525
Costs and expenses	100,362	82,530

Operating earnings	$17,012	22,995

Dollar value of mortgages originated	$1,773,000	1,354,000

Number of mortgages originated	8,300	7,200

Mortgage capture rate of Lennar homebuyers	70%	69%

Number of title and closing service transactions	40,200	39,300

Number of title policies issued	42,500	35,900

Operating earnings for the Financial Services Division were $17.0 million in the first quarter of 2005, compared to $23.0 million last year. The decline in operating earnings in 2005 was primarily due to reduced profitability from our mortgage operations as a result of a more competitive mortgage environment. This decrease was partially offset by improved profitability from our title operations.

Corporate General and Administrative Expenses

Corporate general and administrative expenses as a percentage of total revenues were 1.5% in both the first quarter of 2005 and 2004.

(2) Financial Condition and Capital Resources

At February 28, 2005, we had cash related to our homebuilding and financial services operations of $616.1 million, compared to $617.3 million at February 29, 2004. We finance our land acquisition and development activities, construction activities, financial services activities and general operating needs primarily with cash generated from our operations and public debt issuances, as well as cash borrowed under our revolving credit facilities and warehouse lines of credit.

Operating Cash Flow Activities

In the three months ended February 28, 2005, cash flows used in operating activities totaled $210.9 million, compared to cash flows provided by operating activities of $33.7 million in the same period last year. The decrease in operating cash flow consisted primarily of an increase in inventories, resulting from increased land purchases as well as an increase in the number of home starts to support a significantly higher backlog, and a decrease in accounts payable and other liabilities, partially offset by net earnings, a decrease in receivables and a decrease in financial services mortgage loans held-for-sale.

Investing Cash Flow Activities

Cash flows used in investing activities totaled $169.6 million in the three months ended February 28, 2005, compared to $270.3 million in the same period last year. In the three months ended February 28, 2005, we contributed $204.0 million of cash to unconsolidated entities, compared to $283.8 million in the same period last year. The reduction in cash contributed to unconsolidated entities in the first quarter of 2005, compared to last year, was primarily due to the contribution of $200 million to an unconsolidated entity to fund the entity’s purchase of The Newhall Land and Farming Company in the first quarter of 2004. The reduction in contributions was partially offset by increased contributions to other unconsolidated entities as we continue to position ourselves for future growth. Additionally, we used $84.3 million in cash for an acquisition during the first quarter of 2005. The results of operations of the acquired homebuilder are included in our results of operations since its acquisition date. We are always looking at the possibility of acquiring homebuilders and other companies. However, at February 28, 2005, we had no agreements or understandings regarding any significant transactions. The use of cash discussed above was partially offset by $124.3 million of distributions from unconsolidated entities.

Financing Cash Flow Activities

Homebuilding debt to total capital is a financial measure commonly used in the homebuilding industry and is presented to assist in understanding the leverage of our homebuilding operations. By providing a measure of leverage of our homebuilding operations, management believes that this enables readers of our financial statements to better understand our financial position and performance. Homebuilding debt to total capital is calculated as follows (unaudited):

(Dollars in thousands)	February 28, 2005	February 29, 2004
Homebuilding debt	$2,002,867	1,531,846
Stockholders’ equity	4,161,508	3,278,490

Total capital	$6,164,375	4,810,336

Homebuilding debt to total capital	32.5%	31.8%

The increase in the ratio primarily resulted from our use of cash to fund inventory purchases and contributions to unconsolidated entities to support future growth. In addition to the use of capital in our homebuilding and financial services operations, we actively evaluate various other uses of capital which fit into our homebuilding and financial services strategies and appear to meet our profitability and return on capital requirements. This may include acquisitions of or investments in other entities, the payment of dividends or repurchases of our outstanding common stock or debt. These activities may be funded through any combination of our credit facilities, cash generated from operations, sales of assets or the issuance of public debt, common stock or preferred stock.

Our average debt outstanding was $2.0 billion for the three months ended February 28, 2005, compared to $1.5 billion last year. The average rate for interest incurred was 6.9% for the three months ended February 28, 2005, compared to 7.8% for the same period last year. Interest incurred for the three months ended February 28, 2005 was $36.9 million, compared to $31.5 million last year. The majority of our short-term financing needs are met with cash generated from operations and funds available under our senior unsecured credit facilities (the “Credit Facilities”). The Credit Facilities provide us with up to $1.4 billion of financing. The Credit Facilities consist of a $976.9 million revolving credit facility maturing in May 2009 and a $418.6 million 364-day revolving credit facility maturing in May 2005. We may elect to convert borrowings under the 364-day revolving credit facility to a term loan, which would mature in May 2009. The Credit Facilities are guaranteed on a joint and several basis by substantially all of our subsidiaries other than finance company subsidiaries (which include mortgage and title insurance subsidiaries). Interest rates are LIBOR-based, and the margins are set by a pricing grid with thresholds that adjust based on changes in our leverage ratio and the Credit Facilities’ credit ratings. At February 28, 2005, no amounts were outstanding under the Credit Facilities.

At February 28, 2005, we had letters of credit outstanding in the amount of $817.9 million. The majority of these letters of credit are posted with regulatory bodies to guarantee our performance of certain development and construction activities or are posted in lieu of cash deposits on option contracts. Of our total letters of credit outstanding, $250.7 million were collateralized against certain borrowings available under the Credit Facilities.

In September 2004, we entered into a structured letter of credit facility (the “LC Facility”) with a financial institution. The purpose of the LC Facility is to facilitate the issuance of up to $200 million of letters of credit on a senior unsecured basis. In connection with the transaction, the financial institution issued $200 million of their senior notes, which were linked to our performance on the LC Facility. If there is an event of default under the LC Facility, including our failure to reimburse a draw against an issued letter of credit, the financial institution would assign its claim against us, to the extent of the amount due and payable by us under the LC Facility, to its noteholders in lieu of their principal repayment on their performance linked notes. At February 28, 2005, we had letters of credit outstanding in the amount of $196.3 million under the LC Facility.

In March 2005, we notified holders that we will redeem all of our outstanding 9.95% senior notes due 2010 (the “Notes”) on May 1, 2005. The redemption price will be 104.975% of the principal amount of the Notes outstanding plus accrued and unpaid interest as of the redemption date. The expected redemption price will total $338 million, plus accrued and unpaid interest. An estimated $0.13 per diluted share charge is expected to result from the redemption of the Notes.

At February 28, 2005, our Financial Services Division (the “Division”) had warehouse lines of credit totaling $675 million to fund its mortgage loan activities. Borrowings under the facilities were $602.9 million at February 28, 2005. The warehouse lines of credit mature in April 2005 ($255 million), May 2005 ($300 million) and October 2005 ($120 million), at which times the Division expects the facilities to be renewed. At February 28, 2005, the Division had advances under a conduit funding agreement with a major financial institution amounting to $1.5 million. The Division also had a $20 million revolving line of credit with a bank that matures in July 2005, at which time the Division expects the line of credit to be renewed. Borrowings under the line of credit were $18.9 million at February 28, 2005.

Changes in Capital Structure

Our Board of Directors previously authorized a stock repurchase program to permit future purchases of up to 20 million shares of our outstanding common stock. During the three months ended February 28, 2005, we repurchased a total of 1.9 million shares of our outstanding Class A common stock under our stock repurchase program for an aggregate purchase price of $105.3 million, or $54.39 per share. As of February 28, 2005, 15.7 million common shares can be repurchased in the future under the program.

On February 17, 2005, we paid cash dividends of $0.1375 per share for both our Class A and Class B common stock to holders of record at the close of business on February 7, 2005, as declared by our Board of Directors on December 16, 2004. On March 29, 2005, our Board of Directors declared a quarterly cash dividend of $0.1375 per share for both our Class A and Class B common stock payable on May 16, 2005 to holders of record at the close of business on May 6, 2005.

In recent years, we have sold convertible and non-convertible debt into public markets, and at February 28, 2005, we had shelf registration statements under the Securities Act of 1933, as amended, under which we could sell to the public up to $320 million of debt securities, common stock, preferred stock or other securities and could issue up to $400 million of equity or debt securities in connection with acquisitions of companies or interest in companies, businesses or assets.

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

At February 28, 2005, the unconsolidated entities in which we had investments had total assets of $4.8 billion and total liabilities of $2.8 billion, which included $2.1 billion of notes and mortgages payable. In some instances, we and/or our partners have provided guarantees on debt of certain unconsolidated entities on a pro rata basis. At February 28, 2005, we had repayment guarantees of $198.5 million and limited maintenance guarantees of $304.6 million related to unconsolidated entity debt. When we and/or our partners provide guarantees, the unconsolidated entity generally receives more favorable terms from its lenders than would otherwise be available to it. The limited maintenance guarantees only apply if an unconsolidated entity defaults on its loan arrangements and the value of the collateral (generally land and improvements) is less than a specified percentage of the loan balance. If we are required to make a payment under a limited maintenance guarantee to bring the value of the collateral up to the specified percentage of the loan balance, the payment would constitute a capital contribution or loan to the unconsolidated entity and increase our share of any funds it distributes. At February 28, 2005, there were no assets held as collateral that, upon the occurrence of any triggering event or condition under a guarantee, we could obtain and liquidate to recover all or a portion of the amounts to be paid under a guarantee.

Contractual Obligations and Commercial Commitments

Our contractual obligations have not changed materially from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended November 30, 2004, except for our planned redemption on May 1, 2005 of our outstanding 9.95% senior notes due 2010 as discussed in Note 7 of our condensed consolidated financial statements.

We are subject to the usual obligations associated with entering into contracts (including option contracts) for the purchase, development and sale of real estate in the routine conduct of our business. Option contracts for the purchase of land enable us to defer acquiring portions of properties owned by third parties and unconsolidated entities until we are ready to build homes on them. This reduces our financial risks associated with long-term land holdings. At February 28, 2005, we had access to approximately 189,000 homesites through option contracts with third parties and unconsolidated entities in which we have investments. At February 28, 2005, we had $289.0 million of non-refundable option deposits and advanced costs related to certain of these homesites.

We are committed, under various letters of credit, to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit under these arrangements totaled $817.9 million at February 28, 2005. Additionally, we had outstanding performance and surety bonds related to site improvements at various projects with estimated costs to complete of $1.4 billion. We do not believe that draws upon these bonds, if any, will have a material effect on our financial position, results of operations or cash flows.

Our Financial Services Division had a pipeline of loans in process of $3.4 billion at February 28, 2005. To minimize credit risk, we use the same credit policies in the approval of our commitments as are applied to our lending activities. Loans in process for which interest rates were committed to the borrowers totaled $438.0 million as of February 28, 2005. Substantially all of these commitments were for periods of 60 days or less. Since a portion of our commitments is expected to expire without being exercised by the borrowers, the total commitments do not necessarily represent future cash requirements.

Our Financial Services Division uses mandatory mortgage-backed securities (“MBS”) forward commitments and MBS option contracts to hedge its interest rate exposure during the period from when it extends an interest rate lock to a loan applicant until the time at which the loan is sold to an investor. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk is managed by entering into MBS only with investment banks with primary dealer status and with permanent investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair market value. At February 28, 2005, we had open commitments amounting to $255.0 million to sell MBS with varying settlement dates through May 2005.

(3) New Accounting Pronouncements

See Note 12 of our condensed consolidated financial statements included under Item 1 of this document for a discussion of new accounting pronouncements applicable to our company.

(4) Critical Accounting Policies

Effective December 1, 2004, as a result of the determination that we meet all applicable requirements under Statement of Financial Accounting Standards (“SFAS”) No. 66, Accounting for Sales of Real Estate, we began to apply the percentage-of-completion method to our mid-to-high-rise condominium projects under construction. In accordance with SFAS No. 66, we record revenue as a portion of the value of non-cancelable condominium unit contracts when (1) construction is beyond a preliminary stage, (2) the buyer is committed to the extent of being unable to require a full refund except for non-delivery of the unit, (3) sufficient units have already been sold to assure the entire property will not revert to rental property, (4) sales prices are collectible and (5) aggregate sales proceeds and costs can be reasonably estimated. Revenue recognized under the percentage-of-completion method is calculated based upon the percentage of total costs incurred in relation to total estimated costs to complete, and is adjusted for estimated cancellations due to potential customer defaults. The change to the percentage-of-completion method did not have a material impact on our financial condition, results of operations or cash flows for the three months ended February 28, 2005. Actual revenues and costs to complete construction in the future could differ from our current estimates. If our estimates of revenues and development costs change, then our revenues, cost of sales and related cumulative profits will be revised in the period that estimates change.

We believe that there have been no other significant changes to our critical accounting policies during the three months ended February 28, 2005, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2004.

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

Our Annual Report on Form 10-K for the year ended November 30, 2004 contains information about market risks under “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.” Other than our planned redemption on May 1, 2005 of our outstanding 9.95% senior notes due 2010 as discussed in Note 7 of our condensed consolidated financial statements included under Item 1 of this document, there have been no material changes in our market risks during the three months ended February 28, 2005.

Item 4. Controls and Procedures

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter that ended on February 28, 2005. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of February 28, 2005 to ensure that required information is disclosed on a timely basis in our reports filed or furnished under the Securities Exchange Act of 1934, as amended.

Our CEO and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended February 28, 2005. That evaluation did not identify any changes that have materially affected, or are likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In June 2001, our Board of Directors authorized a stock repurchase program to permit future repurchases of up to 20 million shares of our outstanding common stock. During the three months ended February 28, 2005, we repurchased the following Class A common shares under our stock repurchase program (amounts in thousands, except per share amounts) (unaudited):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
December 1, 2004 to December 31, 2004	611	$54.33	605	16,994
January 1, 2005 to January 31, 2005	1,328	54.42	1,328	15,666
February 1, 2005 to February 28, 2005	3	55.00	3	15,663

Total	1,942	$54.39	1,936

In December 2004, we reacquired approximately 6,000 shares of our common stock relating to vesting of restricted stock and distributions from our deferred compensation plan. These transactions were not part of our publicly announced stock repurchase program.

Items 3-5. Not applicable.

Item 6. Exhibits.

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

Lennar Corporation (Registrant)

Date: April 11, 2005	/s/ Bruce E. Gross
Bruce E. Gross
Vice President and Chief Financial Officer

Date: April 11, 2005	/s/ Diane J. Bessette
Diane J. Bessette
Vice President and Controller

Exhibit Index

Exhibit No.	Description
31.1.	Rule 13a-14(a) certification by Stuart A. Miller, President and Chief Executive Officer.

31.2.	Rule 13a-14(a) certification by Bruce E. Gross, Vice President and Chief Financial Officer.

32.	Section 1350 certifications by Stuart A. Miller, President and Chief Executive Officer, and Bruce E. Gross, Vice President and Chief Financial Officer.