Form 10-Q
period 2005-05-31
LENNAR CORP /NEW/
filed 2005-07-11
CIK 920760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☒    NO  ☐

Common shares outstanding as of June 30, 2005:

Class A	121,120,286
Class B	32,737,526

Part I. Financial Information

Item 1. Financial Statements

Lennar Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	(Unaudited) May 31, 2005	November 30, 2004
ASSETS
Homebuilding:
Cash	$77,155	1,322,472
Receivables, net	295,143	153,285
Inventories:
Finished homes and construction in progress	4,346,073	3,140,520
Land under development	2,106,501	1,725,755
Consolidated inventory not owned	272,325	275,795

Total inventories	6,724,899	5,142,070
Investments in unconsolidated entities	1,015,696	856,422
Other assets	426,541	432,574

	8,539,434	7,906,823
Financial services (1)	1,066,200	1,258,457

Total assets	$9,605,634	9,165,280

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable and other liabilities	$1,910,345	1,830,047
Liabilities related to consolidated inventory not owned	220,592	222,769
Senior notes and other debts payable	2,337,436	2,021,014

	4,468,373	4,073,830
Financial services (1)	869,775	1,038,478

Total liabilities	5,338,148	5,112,308

Stockholders’ equity:
Preferred stock	—	—
Class A common stock of $0.10 par value per share, 125,124 shares issued at May 31, 2005	12,512	12,372
Class B common stock of $0.10 par value per share, 32,726 shares issued at May 31, 2005	3,273	3,260
Additional paid-in capital	1,329,865	1,277,780
Retained earnings	3,174,903	2,780,637
Unearned compensation	(6,492)	(2,564)
Deferred compensation plan; 683 Class A common shares and 68 Class B common shares at May 31, 2005	(6,300)	(6,410)
Deferred compensation liability	6,300	6,410
Treasury stock, at cost; 4,462 Class A common shares at May 31, 2005	(236,816)	(3,938)
Accumulated other comprehensive loss	(9,759)	(14,575)

Total stockholders’ equity	4,267,486	4,052,972

Total liabilities and stockholders’ equity	$9,605,634	9,165,280

(1)	As of November 30, 2004, the Financial Services Division had assets and liabilities of discontinued operations of $1.0 million and $0.3 million, respectively, related to a subsidiary of the Division’s title company that was sold in May 2005 (see Note 2).

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries

Condensed Consolidated Statements of Earnings

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended May 31,		Six Months Ended May 31,
	2005	2004 (1)	2005	2004 (1)
Revenues:
Homebuilding	$2,801,315	2,210,723	5,091,253	3,968,105
Financial services	131,659	131,322	247,452	236,107

Total revenues	2,932,974	2,342,045	5,338,705	4,204,212

Costs and expenses:
Homebuilding	2,382,893	1,920,873	4,372,450	3,472,187
Financial services	112,696	99,360	212,203	181,426
Corporate general and administrative	40,827	31,251	77,987	59,929

Total costs and expenses	2,536,416	2,051,484	4,662,640	3,713,542

Equity in earnings from unconsolidated entities	21,747	13,958	37,886	19,235
Management fees and other income (expense), net	(8,708)	18,701	5,291	36,737
Loss on redemption of 9.95% senior notes	34,908	—	34,908	—

Earnings from continuing operations before provision for income taxes	374,689	323,220	684,334	546,642
Provision for income taxes	141,445	122,016	258,336	206,357

Earnings from continuing operations	233,244	201,204	425,998	340,285

Discontinued operations:
Earnings from discontinued operations before provision for income taxes (2)	16,535	332	17,261	608
Provision for income taxes	6,242	125	6,516	230

Earnings from discontinued operations	10,293	207	10,745	378

Net earnings	$243,537	201,411	436,743	340,663

Basic earnings per share:
Earnings from continuing operations	$1.51	1.30	2.75	2.19
Earnings from discontinued operations	0.07	0.00	0.07	0.00

Net earnings	$1.58	1.30	2.82	2.19

Diluted earnings per share:
Earnings from continuing operations	$1.42	1.22	2.59	2.06
Earnings from discontinued operations	0.06	0.00	0.06	0.00

Net earnings	$1.48	1.22	2.65	2.06

Cash dividends per Class A common share	$0.1375	0.125	0.275	0.25

Cash dividends per Class B common share	$0.1375	0.125	0.275	0.25

(1)	In May 2005, the Company sold a subsidiary of the Financial Services Division’s title company. As a result of the sale, the subsidiary’s results have been reclassified as discontinued operations to conform with the 2005 presentation (see Note 2).

(2)	Earnings from discontinued operations before provision for income taxes includes a gain of $15.8 million for the three and six months ended May 31, 2005 related to the sale of a subsidiary of the Financial Services Division’s title company (see Note 2).

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Six Months Ended May 31,
	2005	2004 (1)
Cash flows from operating activities:
Net earnings from continuing operations	$425,998	340,285
Adjustments to reconcile net earnings from continuing operations to net cash used in operating activities:
Depreciation and amortization	29,400	24,857
Amortization of discount on debt	8,143	8,731
Tax benefit from employee stock plans and vesting of restricted stock	17,502	7,306
Equity in earnings from unconsolidated entities	(37,886)	(19,235)
Deferred income tax provision	17,773	23,459
Loss on redemption of 9.95% senior notes	34,908	—
Changes in assets and liabilities, net of effect from acquisitions:
(Increase) decrease in receivables	106,006	(49,847)
Increase in inventories	(1,107,972)	(844,372)
(Increase) decrease in other assets	(11,489)	6,104
Decrease in financial services loans held-for-sale	39,645	210,943
Decrease in accounts payable and other liabilities	(108,413)	(7,596)
Net earnings from discontinued operations	10,745	378
Adjustment to reconcile net earnings from discontinued operations to net cash used in operating activities (includes gain on sale of discontinued operations of ($15,816) in 2005)	(16,510)	415

Net cash used in operating activities	(592,150)	(298,572)

Cash flows from investing activities:
Net additions to operating properties and equipment	(11,976)	(9,949)
Contributions to unconsolidated entities	(402,780)	(399,747)
Distributions from unconsolidated entities	268,883	122,206
Increase in financial services mortgage loans	(21,549)	(1,146)
Purchases of investment securities	(17,240)	(29,861)
Proceeds from investment securities	17,188	18,217
Proceeds from sale of discontinued operations	17,000	—
Acquisitions, net of cash acquired	(107,060)	(64,106)

Net cash used in investing activities	(257,534)	(364,386)

Cash flows from financing activities:
Net repayments under financial services short-term debt	(173,304)	(208,641)
Net borrowings under revolving credit facilities	113,000	—
Net proceeds from issuance of 5.60% senior notes	297,513	—
Redemption of 9.95% senior notes	(337,731)	—
Net proceeds from issuance of senior floating-rate notes due 2009	—	298,500
Proceeds from other borrowings	27,329	—
Principal payments on term loan B and other borrowings	(68,836)	(335,950)
Common stock:
Issuances	29,227	11,561
Repurchases	(232,878)	(109,644)
Dividends	(42,477)	(39,106)

Net cash used in financing activities	(388,157)	(383,280)

Net decrease in cash	(1,237,841)	(1,046,238)
Cash at beginning of period	1,427,388	1,269,785

Cash at end of period	$189,547	223,547

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows — (Continued)

(Unaudited)

(Dollars in thousands)

	Six Months Ended May 31,
	2005	2004 (1)
Summary of cash:
Homebuilding	$77,155	140,675
Financial services	112,392	82,872

	$189,547	223,547

Supplemental disclosures of non-cash investing and financing activities:
Purchases of inventory financed by sellers	$146,806	26,298

(1)	Amounts have been reclassified to conform with the 2005 presentation (see Note 2).

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) Basis of Presentation

Basis of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Lennar Corporation and all subsidiaries, partnerships and other entities in which Lennar Corporation has a controlling interest and variable interest entities (see Note 13) in which Lennar Corporation is deemed to be the primary beneficiary (the “Company”). The Company’s investments in both unconsolidated entities in which a significant, but less than controlling, interest is held and in variable interest entities in which the Company is not deemed to be the primary beneficiary, are accounted for by the equity method. All significant intercompany transactions and balances have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the November 30, 2004 audited financial statements in the Company’s Annual Report on Form 10-K for the year then ended. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the accompanying condensed consolidated financial statements have been made.

The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The condensed consolidated statements of earnings for the three and six months ended May 31, 2005 are not necessarily indicative of the results to be expected for the full year.

Reclassification

Certain prior year amounts in the condensed consolidated financial statements have been reclassified to conform with the 2005 presentation. These reclassifications had no impact on reported net earnings.

Discontinued Operations

In May 2005, the Company sold a subsidiary of the Financial Services Division’s title company. As a result of the sale, the subsidiary’s results are presented as discontinued operations for the three and six months ended May 31, 2005 and 2004 (see Note 2).

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

	Three Months Ended May 31,		Six Months Ended May 31,
(In thousands, except per share amounts)	2005	2004	2005	2004
Net earnings, as reported	$243,537	201,411	436,743	340,663

Add: Total stock-based employee compensation expense included in reported net earnings, net of tax	506	478	984	921

Deduct: Total stock-based employee compensation expense determined under fair market value based method for all awards, net of tax	(3,741)	(3,331)	(7,238)	(6,415)

Pro forma net earnings	$240,302	198,558	430,489	335,169

Earnings per share:
Basic—as reported	$1.58	1.30	2.82	2.19

Basic—pro forma	$1.56	1.28	2.78	2.16

Diluted—as reported	$1.48	1.22	2.65	2.06

Diluted—pro forma	$1.46	1.20	2.62	2.03

Revenue Recognition

Effective December 1, 2004, as a result of the determination that the Company met all applicable requirements under SFAS No. 66, Accounting for Sales of Real Estate, the Company began to apply the percentage-of-completion method to its mid-to-high-rise condominium projects under construction. In accordance with SFAS No. 66, the Company records revenue as a portion of the value of non-cancelable condominium unit contracts when (1) construction is beyond a preliminary stage, (2) the buyer is committed to the extent of being unable to require a full refund except for non-delivery of the unit, (3) sufficient units have already been sold to assure the entire property will not revert to rental property, (4) sales prices are collectible and (5) aggregate sales proceeds and costs can be reasonably estimated. Revenue recognized under the percentage-of-completion method is calculated based upon the percentage of total costs incurred in relation to total estimated costs to complete, and is adjusted for estimated cancellations due to potential customer defaults. The change to the percentage-of-completion method did not have a material impact on the Company’s financial condition as of May 31, 2005 or its results of operations or cash flows for the three and six months ended May 31, 2005. Actual revenues and costs to complete construction in the future could differ from the Company’s current estimates. If the Company’s estimates of revenues and development costs change, then its revenues, cost of sales and related cumulative profits will be revised in the period that estimates change.

(2) Discontinued Operations

In May 2005, the Company sold North American Exchange Company (“NAEC”), a subsidiary of the Financial Services Division’s title company, which generated a $15.8 million pretax gain. NAEC’s revenues for the three and six months ended May 31, 2005 were $1.7 million and $3.3 million, respectively, compared to $0.8 million and $1.6 million, respectively, for the three and six months ended May 31, 2004. As of May 31, 2005, there were no remaining assets or liabilities of discontinued operations. As of November 30, 2004, assets and liabilities of discontinued operations were $1.0 million and $0.3 million, respectively.

(3) Acquisitions

During 2005, the Company expanded its presence through homebuilding asset acquisitions in markets where the Company currently has operations. In connection with these acquisitions, the Company paid $107.1 million, net of cash acquired. The results of operations of these acquisitions are included in the Company’s results of operations since their respective acquisition dates. The pro forma effect of these acquisitions on the Company’s results of operations is not presented as the effect is not material.

(4) Operating and Reporting Segments

The Company has two operating and reporting segments: Homebuilding and Financial Services. The Company’s reportable operating segments are strategic business units that offer different products and services. Segment amounts include all elimination adjustments made in consolidation.

Homebuilding

The Homebuilding Division’s operations primarily include the sale and construction of single-family attached and detached homes and the purchase, development and sale of residential land directly and through unconsolidated entities in which the Company has investments. At May 31, 2005, the Company had homebuilding divisions located in the following states: Arizona, California, Colorado, Florida, Illinois, Maryland, Minnesota, Nevada, New Jersey, North Carolina, South Carolina, Texas, and Virginia.

Financial Services

The Financial Services Division provides mortgage financing, title insurance, closing services and insurance agency services for both buyers of the Company’s homes and others. Substantially all of the loans it originates are sold in the secondary mortgage market on a servicing released, non-recourse basis; however, the Division remains liable for customary representations and warranties related to loan sales. The Financial Services Division also provides high-speed Internet and cable television services to residents of the Company’s communities and others. At May 31, 2005, the Financial Services Division operated in the following states: Arizona, California, Colorado, Connecticut, District of Columbia, Florida, Idaho, Illinois, Maryland, Minnesota, Nevada, New Jersey, New Mexico, North Carolina, Ohio, Oregon, Pennsylvania, South Carolina, Texas, Virginia, Washington and Wisconsin.

(4) Operating and Reporting Segments – (Continued)

Financial information relating to the continuing operations of the Company’s reportable segments was as follows (unaudited):

	Three Months Ended May 31,		Six Months Ended May 31,
(Dollars in thousands)	2005	2004 (1)	2005	2004 (1)
Homebuilding revenues:

Sales of homes	$2,622,340	2,063,707	4,836,919	3,726,804
Sales of land	178,975	147,016	254,334	241,301

Total homebuilding revenues	2,801,315	2,210,723	5,091,253	3,968,105

Homebuilding costs and expenses:

Cost of homes sold	1,968,258	1,580,001	3,638,394	2,869,300
Cost of land sold	106,255	90,482	158,129	149,134
Selling, general and administrative	308,380	250,390	575,927	453,753

Total homebuilding costs and expenses	2,382,893	1,920,873	4,372,450	3,472,187

Equity in earnings from unconsolidated entities	21,747	13,958	37,886	19,235
Management fees and other income (expense), net	(8,708)	18,701	5,291	36,737

Homebuilding operating earnings	$431,461	322,509	761,980	551,890

Financial services revenues	$131,659	131,322	247,452	236,107
Financial services costs and expenses	112,696	99,360	212,203	181,426

Financial services operating earnings	$18,963	31,962	35,249	54,681

Total segment operating earnings	$450,424	354,471	797,229	606,571

Corporate general and administrative expenses	40,827	31,251	77,987	59,929
Loss on redemption of 9.95% senior notes	34,908	—	34,908	—

Earnings from continuing operations before provision for income taxes	$374,689	323,220	684,334	546,642

(1)	In May 2005, the Company sold a subsidiary of the Financial Services Division’s title company. As a result of the sale, the subsidiary’s results have been reclassified as discontinued operations to conform with the 2005 presentation (see Note 2).

During the three and six months ended May 31, 2005, interest included in the Homebuilding Division’s cost of homes sold was $36.2 million and $66.6 million, respectively, compared to $28.6 million and $51.2 million, respectively, in the same periods last year. During the three and six months ended May 31, 2005, interest included in the Homebuilding Division’s cost of land sold was $9.4 million and $9.9 million, respectively, compared to $1.4 million and $4.0 million, respectively, in the same periods last year. During the three and six months ended May 31, 2005, all other interest related to the Homebuilding Division, totaling $1.0 million and $1.1 million, respectively, compared to $0.1 million and $0.2 million, respectively, in the same periods last year, was included in management fees and other income (expense), net.

At May 31, 2005 and November 30, 2004, the Homebuilding Division’s goodwill, net of accumulated amortization, was $184.2 million and $183.4 million, respectively.

(5) Investment in Unconsolidated Entities

Summarized condensed financial information on a combined 100% basis related to unconsolidated entities in which the Company has investments that are accounted for by the equity method was as follows:

(In thousands)	(Unaudited) May 31, 2005	November 30, 2004
Assets:
Cash	$366,524	380,213
Inventories	5,033,809	3,305,999
Other assets	555,308	527,468

Total assets	$5,955,641	4,213,680

Liabilities and equity:
Accounts payable and other liabilities	$746,558	534,336
Notes and mortgages payable	2,811,493	1,884,334
Equity of:
The Company	1,015,696	856,422
Others	1,381,894	938,588

Total liabilities and equity	$5,955,641	4,213,680

In some instances, the Company and/or its partners have provided guarantees of debt of certain unconsolidated entities on a pro rata basis. At May 31, 2005, the Company had repayment guarantees of $247.0 million and limited maintenance guarantees of $550.4 million related to unconsolidated entity debt. When the Company and/or its partners provide a guarantee, the unconsolidated entity generally receives more favorable terms from its lenders than would otherwise be available to it. The limited maintenance guarantees only apply if an unconsolidated entity defaults on its loan arrangements and the value of the collateral (generally land and improvements) is less than a specified percentage of the loan balance. If the Company is required to make a payment under a limited maintenance guarantee to bring the value of the collateral up to the specified percentage of the loan balance, the payment would constitute a capital contribution or loan to the unconsolidated entity and increase the Company’s share of any funds the unconsolidated entity distributes. At May 31, 2005, there were no assets held as collateral that, upon the occurrence of any triggering event or condition under a guarantee, the Company could obtain and liquidate to recover all or a portion of the amounts to be paid under a guarantee.

(6) Earnings Per Share

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

	Three Months Ended May 31,		Six Months Ended May 31,
(In thousands, except per share amounts)	2005	2004	2005	2004
Numerator - Basic earnings per share:
Earnings from continuing operations	$233,244	201,204	425,998	340,285
Earnings from discontinued operations	10,293	207	10,745	378

Numerator for basic earnings per share - net earnings	$243,537	201,411	436,743	340,663

Numerator - Diluted earnings per share:
Earnings from continuing operations	$233,244	201,204	425,998	340,285
Interest on zero-coupon convertible senior subordinated notes due 2021, net of tax	2,238	2,137	4,437	4,234

Numerator for diluted earnings per share from continuing operations	235,482	203,341	430,435	344,519
Numerator for diluted earnings per share from discontinued operations	10,293	207	10,745	378

Numerator for diluted earnings per share - net earnings	$245,775	203,548	441,180	344,897

Denominator:
Denominator for basic earnings per share - weighted average shares	154,292	154,970	154,718	155,249
Effect of dilutive securities:
Employee stock options and restricted stock	2,450	3,365	2,597	3,387
Zero-coupon convertible senior subordinated notes due 2021	8,969	8,969	8,969	8,969

Denominator for diluted earnings per share	165,711	167,304	166,284	167,605

Basic earnings per share:
Earnings from continuing operations	$1.51	1.30	2.75	2.19
Earnings from discontinued operations	0.07	0.00	0.07	0.00

Net earnings	$1.58	1.30	2.82	2.19

Diluted earnings per share:
Earnings from continuing operations	$1.42	1.22	2.59	2.06
Earnings from discontinued operations	0.06	0.00	0.06	0.00

Net earnings	$1.48	1.22	2.65	2.06

Anti-dilutive options outstanding at May 31, 2005 and 2004 were not material.

(6) Earnings Per Share – (Continued)

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

The calculation of diluted earnings per share included 9.0 million shares for the three and six months ended May 31, 2005 and 2004, related to the dilutive effect of the zero-coupon convertible senior subordinated notes due 2021.

(7) Financial Services

The assets and liabilities related to the Company’s Financial Services Division (the “Division”) were as follows:

(In thousands)	(Unaudited) May 31, 2005	November 30, 2004 (1)
Assets:
Cash	$112,392	105,469
Receivables, net	332,319	513,089
Mortgage loans held-for-sale, net	408,032	447,607
Mortgage loans, net	51,598	29,248
Title plants	18,861	18,361
Investment securities held-to-maturity	30,802	31,574
Goodwill, net	57,988	56,019
Other (including limited-purpose finance subsidiaries)	54,208	57,090

Total assets	$1,066,200	1,258,457

Liabilities:
Notes and other debts payable	$723,630	896,934
Other (including limited-purpose finance subsidiaries)	146,145	141,544

Total liabilities	$869,775	1,038,478

(1)	In May 2005, the Division sold NAEC, a subsidiary of the Division’s title company. As a result of the sale, the subsidiary’s results are presented as discontinued operations for the three and six months ended May 31, 2005 and 2004. As of May 31, 2005, the Division had no remaining assets or liabilities related to NAEC. As of November 30, 2004, assets and liabilities related to NAEC were $1.0 million (primarily cash and investment securities) and $0.3 million (other liabilities), respectively.

(7) Financial Services – (Continued)

At May 31, 2005, the Division had warehouse lines of credit totaling $900 million to fund its mortgage loan activities. Borrowings under the facilities were $687.0 million at May 31, 2005. The warehouse lines of credit mature in April 2007 ($600 million) and in August 2005 ($300 million), at which time the Division expects the facilities to be renewed. At May 31, 2005, the Division had advances under a conduit funding agreement with a major financial institution amounting to $17.6 million. The Division also had a $20 million revolving line of credit with a bank that matures in July 2005, at which time the Division expects the line of credit to be renewed. Borrowings under the line of credit were $18.9 million at May 31, 2005.

(8) Cash

Cash as of May 31, 2005 and November 30, 2004 included $53.2 million and $127.3 million, respectively, of cash held in escrow for approximately three days and $19.2 million and $12.0 million, respectively, of restricted deposits.

(9) Debt

In May 2005, the Company amended its senior unsecured credit facilities (the “Credit Facilities”), which provide the Company with up to $1.4 billion of financing. The Credit Facilities consist of a $976.9 million revolving credit facility maturing in May 2009 and a $418.6 million revolving credit facility maturing in June 2005 (extended from May 2005). The Company may elect to convert borrowings under the revolving credit facility maturing in June 2005 to a term loan, which would mature in May 2009. The Credit Facilities are guaranteed by substantially all of the Company’s subsidiaries other than finance company subsidiaries (which include mortgage and title insurance subsidiaries). Interest rates are LIBOR-based, and the margins are set by a pricing grid with thresholds that adjust based on changes in the Company’s leverage ratio and credit ratings, or to an alternate base rate, as described in the credit agreement. At May 31, 2005, $113.0 million was outstanding under the Credit Facilities.

In June 2005, the Company replaced the Credit Facilities with a new senior unsecured credit facility (the “New Facility”). The New Facility consists of a $1.7 billion revolving credit facility maturing in June 2010. The New Facility also includes access to an additional $500 million via an accordion feature, under which the New Facility may be increased to $2.2 billion, subject to additional commitments. The Company repaid the outstanding balance under the Credit Facilities with borrowings under the New Facility. The New Facility is guaranteed by substantially all of the Company’s subsidiaries other than finance company subsidiaries (which include mortgage and title insurance subsidiaries). Interest rates on outstanding borrowings are LIBOR-based, with margins determined based on changes in the Company’s leverage ratio and credit ratings, or to an alternate base rate, as described in the credit agreement.

At May 31, 2005, the Company had letters of credit outstanding in the amount of $837.8 million. The majority of these letters of credit are posted with regulatory bodies to guarantee the Company’s performance of certain development and construction activities or are posted in lieu of cash deposits on option contracts. Of the Company’s total letters of credit outstanding, $214.2 million were collateralized against certain borrowings available under the Credit Facilities.

In June 2005, the Company entered into a letter of credit facility with a financial institution. The purpose of the letter of credit facility is to facilitate the issuance of up to $150 million of letters of credit on a senior unsecured basis through the facility’s expiration date of June 2008.

(9) Debt – (Continued)

In September 2004, the Company entered into a structured letter of credit facility (the “LC Facility”) with a financial institution. The purpose of the LC Facility is to facilitate the issuance of up to $200 million of letters of credit on a senior unsecured basis. In connection with the transaction, the financial institution issued $200 million of their senior notes, which were linked to the Company’s performance on the LC Facility. If there is an event of default under the LC Facility, including the Company’s failure to reimburse a draw against an issued letter of credit, the financial institution would assign its claim against the Company, to the extent of the amount due and payable by the Company under the LC Facility, to its noteholders in lieu of their principal repayment on their performance linked notes. At May 31, 2005, the Company had letters of credit outstanding in the amount of $198.3 million under the LC Facility.

In April 2005, the Company sold $300 million of 5.60% senior notes due 2015 (the “Senior Notes”) at a price of 99.771% in a private placement. Proceeds from the offering, after initial purchaser’s discount and expenses, were $297.5 million. The Company added the proceeds to the Company’s working capital to be used for general corporate purposes. Interest on the Senior Notes is due semi-annually. The Senior Notes are unsecured and unsubordinated. Substantially all of the Company’s subsidiaries other than finance company subsidiaries guaranteed the Senior Notes. At May 31, 2005, the carrying value of the Senior Notes was $299.3 million. The Company has agreed to exchange the Senior Notes for notes (the “Exchange Notes”) that will be registered under the Securities Act of 1933, as amended. The Exchange Notes will have substantially identical terms as the Senior Notes, except that the Exchange Notes will not include the transfer restrictions of the Senior Notes.

On July 6, 2005, the Company offered an additional $200 million of Senior Notes in a private placement. The offering was made in addition to the Company’s $300 million private placement of Senior Notes that it completed in April 2005. The Company expects to complete the offering on July 13, 2005. The offering has not been registered under the Securities Act of 1933, and the Senior Notes may not be offered or sold in the United States absent registration under the Securities Act or an exemption from the registration requirements. This information shall not constitute an offer to sell or a solicitation of an offer to buy the Senior Notes.

In May 2005, the Company redeemed all of its outstanding 9.95% senior notes due 2010 (the “Notes”). The redemption price was $337.7 million, or 104.975% of the principal amount of the Notes outstanding, plus accrued and unpaid interest as of the redemption date. The redemption of the notes resulted in a $34.9 million pretax loss.

(10) Product Warranty

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

	Three Months Ended May 31,		Six Months Ended May 31,
(In thousands)	2005	2004	2005	2004
Warranty reserve, beginning of period	$114,524	105,549	116,826	116,571
Provision	37,933	30,712	70,940	51,921
Payments	(36,069)	(22,619)	(71,378)	(54,850)

Warranty reserve, end of period	$116,388	113,642	116,388	113,642

(11) Stockholders’ Equity

The Company’s Board of Directors previously authorized a stock repurchase program to permit future purchases of up to 20 million shares of the Company’s outstanding common stock. During the three and six months ended May 31, 2005, the Company repurchased a total of 2.4 million and 4.4 million shares, respectively, of its outstanding Class A common stock under the stock repurchase program for an aggregate purchase price of $126.9 million, or $52.36 per share, and $232.2 million, or $53.26 per share, respectively. As of May 31, 2005, 13.2 million shares of common stock can be repurchased in the future under the program.

At May 31, 2005, the Company had a shelf registration statement effective under the Securities Act of 1933, as amended, under which it could sell to the public up to $320 million of debt securities, common stock, preferred stock or other securities. In June 2005, a new shelf registration statement increased the amount of securities available for issuance to $1.0 billion. At May 31, 2005, the Company had another shelf registration statement effective under the Securities Act of 1933, as amended, under which it could issue up to $400 million of equity or debt securities in connection with acquisitions of companies or interests in companies, businesses or assets.

During the three and six months ended May 31, 2005, the Company issued 0.3 million and 1.4 million shares, respectively, of its common stock as a result of stock option exercises.

(12) Comprehensive Income

Comprehensive income represents changes in stockholders’ equity from non-owner sources. The components of comprehensive income were as follows (unaudited):

	Three Months Ended May 31,		Six Months Ended May 31,
(Dollars in thousands)	2005	2004	2005	2004
Net earnings	$243,537	201,411	436,743	340,663
Unrealized gain on interest rate swaps, net of 37.75% tax effect	1,393	5,312	4,627	4,254
Unrealized gain (loss) on available-for-sale investment securities, net of 37.75% tax effect	123	(337)	189	(337)

Comprehensive income	$245,053	206,386	441,559	344,580

(13) Consolidation of Variable Interest Entities

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

Unconsolidated Entities

At May 31, 2005, the Company had investments in and advances to unconsolidated entities established to acquire and develop land for sale to the Company in connection with its homebuilding operations, for sale to third parties or for the construction of homes for sale to third-party homebuyers. The Company evaluated all its partnership agreements entered into (or that had reconsideration events) during the six months ended May 31, 2005 under FIN 46(R), and as a result, the Company consolidated entities under

FIN 46(R) that at May 31, 2005 had total combined assets and liabilities of $8.9 million and $2.9 million, respectively.

At May 31, 2005, the Company’s investment in unconsolidated entities was $1.0 billion; however, the Company’s estimated maximum exposure to loss with regard to unconsolidated entities was its investments in these entities in addition to the exposure under the guarantees discussed in Note 5.

Option Contracts

The Company evaluated all its option contracts for land and determined it was the primary beneficiary of certain of these option contracts. Although the Company does not have legal title to the optioned land, under FIN 46(R), the Company, if it is deemed to be the primary beneficiary, is required to consolidate the land under option at the purchase price of the optioned land. During the six months ended May 31, 2005, the effect of the consolidation of these option contracts was an increase of $168.7 million to consolidated inventory not owned with a corresponding increase to liabilities related to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of May 31, 2005. This increase was offset primarily by the Company exercising its options to acquire land under certain contracts

(13) Consolidation of Variable Interest Entities – (Continued)

previously consolidated under FIN 46(R) and deconsolidation of certain option contracts due to reconsideration events, resulting in a net decrease in consolidated inventory not owned of $3.5 million. To reflect the purchase price of the inventory consolidated under FIN 46(R), the Company reclassified $30.4 million of related option deposits from land under development to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of May 31, 2005. The liabilities related to consolidated inventory not owned represent the difference between the purchase price of the optioned land and the Company’s cash deposits.

At May 31, 2005, the Company’s exposure to loss related to its option contracts with third parties and unconsolidated entities represented its non-refundable deposits and advanced costs totaling $438.6 million. Additionally, the Company posts letters of credit in lieu of cash deposits under certain option deposits.

(14) New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”).

SFAS No. 123(R) establishes accounting standards for transactions in which a company exchanges its equity instruments for goods or services. In particular, this Statement will require companies to record compensation expense for all share-based payments, such as employee stock options, at fair market value. This Statement’s effective date was changed by the SEC in April 2005 and is now effective for the first quarter of the first fiscal year that begins after June 15, 2005 (the Company’s fiscal quarter beginning December 1, 2005). The Company is currently reviewing the effect of this Statement on its consolidated financial statements.

In March 2005, the SEC released Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment. SAB No. 107 provides the SEC staff position regarding the application of SFAS No. 123(R). SAB No. 107 contains interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB No. 107 also highlights the importance of disclosures made related to the accounting for share-based payment transactions. The Company is currently reviewing the effect of SAB No. 107 on its consolidated financial statements.

(15) Supplemental Financial Information

The Company’s obligations to pay principal, premium, if any, and interest under the Company’s Credit Facilities, senior floating-rate notes due 2007, senior floating-rate notes due 2009, 7 5/8% senior notes due 2009, 5.95% senior notes due 2013, 5.50% senior notes due 2014 and 5.60% senior notes due 2015 are guaranteed by substantially all of the Company’s subsidiaries other than finance company subsidiaries. The guarantees are full and unconditional and the guarantor subsidiaries are 100% directly or indirectly owned by Lennar Corporation. The Company has determined that separate, full financial statements of the guarantors would not be material to investors and, accordingly, supplemental financial information for the guarantors is presented as follows:

Condensed Consolidating Balance Sheet

May 31, 2005

(Unaudited)

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Homebuilding:
Cash and receivables, net	$36,367	317,968	17,963	—	372,298
Inventories	—	6,552,013	172,886	—	6,724,899
Investments in unconsolidated entities	—	1,015,696	—	—	1,015,696
Other assets	105,857	233,419	87,265	—	426,541
Investments in subsidiaries	5,697,956	411,058	—	(6,109,014)	—

	5,840,180	8,530,154	278,114	(6,109,014)	8,539,434
Financial services	—	28,381	1,041,770	(3,951)	1,066,200

Total assets	$5,840,180	8,558,535	1,319,884	(6,112,965)	9,605,634

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable and other liabilities	$592,223	1,162,573	155,549	—	1,910,345
Liabilities related to consolidated inventory not owned	—	220,592	—	—	220,592
Senior notes and other debts payable	2,061,722	265,067	14,598	(3,951)	2,337,436
Intercompany	(1,081,251)	1,207,401	(126,150)	—	—

	1,572,694	2,855,633	43,997	(3,951)	4,468,373
Financial services	—	4,946	864,829	—	869,775

Total liabilities	1,572,694	2,860,579	908,826	(3,951)	5,338,148

Stockholders’ equity	4,267,486	5,697,956	411,058	(6,109,014)	4,267,486

Total liabilities and stockholders’ equity	$5,840,180	8,558,535	1,319,884	(6,112,965)	9,605,634

(15) Supplemental Financial Information – (Continued)

Condensed Consolidating Balance Sheet

November 30, 2004

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Homebuilding:
Cash and receivables, net	$1,116,366	303,594	55,797	—	1,475,757
Inventories	—	4,900,834	241,236	—	5,142,070
Investments in unconsolidated entities	—	856,422	—	—	856,422
Other assets	98,823	308,364	25,387	—	432,574
Investments in subsidiaries	4,984,722	578,836	—	(5,563,558)	—

	6,199,911	6,948,050	322,420	(5,563,558)	7,906,823
Financial services	—	27,956	1,230,501	—	1,258,457

Total assets	$6,199,911	6,976,006	1,552,921	(5,563,558)	9,165,280

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable and other liabilities	$725,061	1,003,742	101,244	—	1,830,047
Liabilities related to consolidated inventory not owned	—	222,769	—	—	222,769
Senior notes and other debts payable	1,945,344	23,636	52,034	—	2,021,014
Intercompany	(523,466)	734,156	(210,690)	—	—

	2,146,939	1,984,303	(57,412)	—	4,073,830
Financial services	—	6,981	1,031,497	—	1,038,478

Total liabilities	2,146,939	1,991,284	974,085	—	5,112,308

Stockholders’ equity	4,052,972	4,984,722	578,836	(5,563,558)	4,052,972

Total liabilities and stockholders’ equity	$6,199,911	6,976,006	1,552,921	(5,563,558)	9,165,280

(15) Supplemental Financial Information – (Continued)

Condensed Consolidating Statement of Earnings

Three Months Ended May 31, 2005

(Unaudited)

(Dollars in thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Homebuilding	$—	2,662,652	138,663	—	2,801,315
Financial services	—	3,342	136,645	(8,328)	131,659

Total revenues	—	2,665,994	275,308	(8,328)	2,932,974

Costs and expenses:
Homebuilding	—	2,286,268	97,558	(933)	2,382,893
Financial services	—	2,887	115,823	(6,014)	112,696
Corporate general and administrative	40,827	—	—	—	40,827

Total costs and expenses	40,827	2,289,155	213,381	(6,947)	2,536,416

Equity in earnings from unconsolidated entities	—	21,747	—	—	21,747

Management fees and other income (expense), net	(1,381)	(8,838)	130	1,381	(8,708)

Loss on redemption of 9.95% senior notes	34,908	—	—	—	34,908

Earnings (loss) from continuing operations before provision (benefit) for income taxes	(77,116)	389,748	62,057	—	374,689
Provision (benefit) for income taxes	(29,113)	147,130	23,428	—	141,445

Earnings (loss) from continuing operations	(48,003)	242,618	38,629	—	233,244
Earnings from discontinued operations, net of tax	—	—	10,293	—	10,293
Equity in earnings from subsidiaries	291,540	48,922	—	(340,462)	—

Net earnings	$243,537	291,540	48,922	(340,462)	243,537

Condensed Consolidating Statement of Earnings Three Months Ended May 31, 2004 (Unaudited)
(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Homebuilding	$—	2,210,723	—	—	2,210,723
Financial services	—	8,448	128,192	(5,318)	131,322

Total revenues	—	2,219,171	128,192	(5,318)	2,342,045

Costs and expenses:
Homebuilding	—	1,921,367	163	(657)	1,920,873
Financial services	—	2,612	101,409	(4,661)	99,360
Corporate general and administrative	31,251	—	—	—	31,251

Total costs and expenses	31,251	1,923,979	101,572	(5,318)	2,051,484

Equity in earnings from unconsolidated entities	—	13,958	—	—	13,958

Management fees and other income, net	—	18,701	—	—	18,701

Earnings (loss) from continuing operations before provision (benefit) for income taxes	(31,251)	327,851	26,620	—	323,220
Provision (benefit) for income taxes	(11,900)	123,764	10,152	—	122,016

Earnings (loss) from continuing operations	(19,351)	204,087	16,468	—	201,204
Earnings from discontinued operations, net of tax	—	—	207	—	207
Equity in earnings from subsidiaries	220,762	16,675	—	(237,437)	—

Net earnings	$201,411	220,762	16,675	(237,437)	201,411

(15) Supplemental Financial Information – (Continued)

Condensed Consolidating Statement of Earnings

Six Months Ended May 31, 2005

(Unaudited)

(Dollars in thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Homebuilding	$—	4,872,983	218,270	—	5,091,253
Financial services	—	4,887	257,748	(15,183)	247,452

Total revenues	—	4,877,870	476,018	(15,183)	5,338,705

Costs and expenses:
Homebuilding	—	4,211,950	162,101	(1,601)	4,372,450
Financial services	—	5,436	218,968	(12,201)	212,203
Corporate general and administrative	77,987	—	—	—	77,987

Total costs and expenses	77,987	4,217,386	381,069	(13,802)	4,662,640

Equity in earnings from unconsolidated entities	—	37,886	—	—	37,886

Management fees and other income (expense), net	(1,381)	5,098	193	1,381	5,291
Loss on redemption of 9.95% senior notes	34,908	—	—	—	34,908

Earnings (loss) from continuing operations before provision (benefit) for income taxes	(114,276)	703,468	95,142	—	684,334
Provision (benefit) for income taxes	(43,139)	265,559	35,916	—	258,336

Earnings (loss) from continuing operations	(71,137)	437,909	59,226	—	425,998
Earnings from discontinued operations, net of tax	—	—	10,745	—	10,745
Equity in earnings from subsidiaries	507,880	69,971	—	(577,851)	—

Net earnings	$436,743	507,880	69,971	(577,851)	436,743

Condensed Consolidating Statement of Earnings Six Months Ended May 31, 2004 (Unaudited)
(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Homebuilding	$—	3,968,105	—	—	3,968,105
Financial services	—	10,650	234,566	(9,109)	236,107

Total revenues	—	3,978,755	234,566	(9,109)	4,204,212

Costs and expenses:
Homebuilding	—	3,472,935	422	(1,170)	3,472,187
Financial services	—	5,311	184,054	(7,939)	181,426
Corporate general and administrative	59,929	—	—	—	59,929

Total costs and expenses	59,929	3,478,246	184,476	(9,109)	3,713,542

Equity in earnings from unconsolidated entities	—	19,235	—	—	19,235

Management fees and other income, net	—	36,737	—	—	36,737

Earnings (loss) from continuing operations before provision (benefit) for income taxes	(59,929)	556,481	50,090	—	546,642
Provision (benefit) for income taxes	(22,719)	210,072	19,004	—	206,357

Earnings (loss) from continuing operations	(37,210)	346,409	31,086	—	340,285
Earnings from discontinued operations, net of tax			378		378
Equity in earnings from subsidiaries	377,873	31,464	—	(409,337)	—

Net earnings	$340,663	377,873	31,464	(409,337)	340,663

(15) Supplemental Financial Information – (Continued)

Condensed Consolidating Statement of Cash Flows

Six Months Ended May 31, 2005

(Unaudited)

(Dollars in thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net earnings from continuing operations	$436,743	507,880	59,226	(577,851)	425,998
Net earnings from discontinuing operations	—	—	10,745	—	10,745
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities	(101,211)	(1,782,970)	273,486	581,802	(1,028,893)

Net cash provided by (used in) operating activities	335,532	(1,275,090)	343,457	3,951	(592,150)

Cash flows from investing activities:
Increase in investments in unconsolidated entities, net	—	(133,897)	—	—	(133,897)
Acquisitions, net of cash acquired	—	(105,090)	(1,970)	—	(107,060)
Other	(4,630)	(1,085)	(10,862)	—	(16,577)

Net cash used in investing activities	(4,630)	(240,072)	(12,832)	—	(257,534)

Cash flows from financing activities:
Net repayments under financial services short-term debt	—	—	(173,304)	—	(173,304)
Net borrowings under revolving credit facilities	113,000	—	—	—	113,000
Net proceeds from issuance of 5.60% senior notes	297,513	—	—	—	297,513
Redemption of 9.95% senior notes	(337,731)	—	—	—	(337,731)
Proceeds from other borrowings	—	50,187		(22,858)	27,329
Principal payments on other borrowings	—	(50,335)	(37,408)	18,907	(68,836)
Common stock:
Issuances	29,227	—	—	—	29,227
Repurchases	(232,878)	—	—	—	(232,878)
Dividends	(42,477)	—	—	—	(42,477)
Intercompany	(1,233,133)	1,383,463	(150,330)	—	—

Net cash provided by (used in) financing activities	(1,406,479)	1,383,315	(361,042)	(3,951)	(388,157)

Net decrease in cash	(1,075,577)	(131,847)	(30,417)	—	(1,237,841)

Cash at beginning of period	1,111,944	154,731	160,713	—	1,427,388

Cash at end of period	$36,367	22,884	130,296	—	189,547

(15) Supplemental Financial Information – (Continued)

Condensed Consolidating Statement of Cash Flows

Six Months Ended May 31, 2004

(Unaudited)

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net earnings from continuing operations	$340,663	377,873	31,086	(409,337)	340,285
Net earnings from discontinued operations	—	—	378	—	378
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities	89,206	(1,357,584)	208,700	420,443	(639,235)

Net cash provided by (used in) operating activities	429,869	(979,711)	240,164	11,106	(298,572)

Cash flows from investing activities:
Increase in investments in unconsolidated entities, net	—	(277,541)	—	—	(277,541)
Acquisitions, net of cash acquired	—	(55,634)	(8,472)	—	(64,106)
Other	(11,533)	(5,119)	(6,087)	—	(22,739)

Net cash used in investing activities	(11,533)	(338,294)	(14,559)	—	(364,386)

Cash flows from financing activities:
Net repayments under financial services short-term debt	—	—	(208,641)	—	(208,641)
Net proceeds from issuance of senior floating-rate notes due 2009	298,500	—	—	—	298,500
Net borrowings (repayments) under term loan B and other borrowings	(296,000)	(28,887)	43	(11,106)	(335,950)
Common stock:
Issuances	11,561	—	—	—	11,561
Repurchases	(109,644)	—	—	—	(109,644)
Dividends	(39,106)	—	—	—	(39,106)
Intercompany	(1,177,150)	1,179,933	(2,783)	—	—

Net cash provided by (used in) financing activities	(1,311,839)	1,151,046	(211,381)	(11,106)	(383,280)

Net increase (decrease) in cash	(893,503)	(166,959)	14,224	—	(1,046,238)

Cash at beginning of period	893,503	307,795	68,487	—	1,269,785

Cash at end of period	$—	140,836	82,711	—	223,547

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

Some of the statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Quarterly Report on Form 10-Q, are “forward-looking statements,” as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding our business, financial condition, results of operations, cash flows, strategies and prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those described under the caption “Risk Factors Relating to Our Business” included in our Annual Report on Form 10-K for our fiscal year ended November 30, 2004 and in our other filings with the Securities and Exchange Commission. We do not undertake any obligation to update forward-looking statements.

Outlook

In fiscal 2005, we continue to see strong demand for our homes and continued strength in the homebuilding market. We also continue to anticipate growth in the volume of our mid-to-high-rise residential business, which we operate primarily through joint ventures in order to mitigate risk. In addition, we remain a growth-focused company, and we expect to continue to employ a diversified growth strategy to enhance future opportunities for our company. This will entail increasing sales organically as well as acquiring small and possibly large homebuilders. We expect this combination of organic growth and strategic acquisitions to result in, among other things, cost savings and growth of ancillary services.

While we may be negatively impacted by factors including higher interest rates, higher building costs, shortages of certain building materials, increasing inventory levels in the industry and speculative buying, we believe we will be able to manage these challenges through favorable pricing conditions in strategic markets and through continued efforts to control costs. Also, our strong balance sheet and access to capital afford us the opportunity to continue to build on our strong record of growth in existing markets while we continue to look for opportunities to grow into new markets.

(1) Results of Operations

Overview

We have historically experienced, and expect to continue to experience, variability in quarterly results. Our results of operations for the three and six months ended May 31, 2005 are not necessarily indicative of the results to be expected for the full year.

Earnings from continuing operations were $233.2 million, or $1.42 per share diluted ($1.51 per share basic), in the second quarter of 2005, compared to $201.2 million, or $1.22 per share diluted ($1.30 per share basic), in the second quarter of 2004. For the six months ended May 31, 2005, earnings from continuing operations were $426.0 million, or $2.59 per share diluted ($2.75 per share basic), compared to $340.3 million, or $2.06 per share diluted ($2.19 per share basic), in 2004.

Homebuilding

The following tables set forth selected financial and operational information related to our Homebuilding Division for the periods indicated (unaudited):

Selected Financial and Operational Data

(Dollars in thousands, except average sales price)	Three Months Ended May 31,		Six Months Ended May 31,
	2005	2004	2005	2004
Revenues:
Sales of homes	$2,622,340	2,063,707	4,836,919	3,726,804
Sales of land	178,975	147,016	254,334	241,301

Total revenues	2,801,315	2,210,723	5,091,253	3,968,105

Costs and expenses:
Cost of homes sold	1,968,258	1,580,001	3,638,394	2,869,300
Cost of land sold	106,255	90,482	158,129	149,134
Selling, general and administrative	308,380	250,390	575,927	453,753

Total costs and expenses	2,382,893	1,920,873	4,372,450	3,472,187

Equity in earnings from unconsolidated entities	21,747	13,958	37,886	19,235
Management fees and other income (expense), net	(8,708)	18,701	5,291	36,737

Operating earnings	$431,461	322,509	761,980	551,890

Gross margin on home sales	24.9%	23.4%	24.8%	23.0%
Selling, general and administrative expenses as a % of revenues from home sales	11.8%	12.1%	11.9%	12.2%

Operating margin as a % of revenues from home sales	13.2%	11.3%	12.9%	10.8%

Average sales price	$293,000	266,000	292,000	261,000

Summary of Home and Backlog Data By Region

At May 31, 2005, our market regions consisted of homebuilding divisions located in the following states: East: Florida, Maryland, Virginia, New Jersey, North Carolina and South Carolina. Central: Texas, Illinois, and Minnesota. West: California, Colorado, Arizona and Nevada.

	Three Months Ended May 31,		At or for the Six Months Ended May 31,
Deliveries	2005	2004	2005	2004
East	2,697	2,366	4,906	4,542
Central	2,953	2,496	5,250	4,485
West	3,560	3,065	6,863	5,554

Total	9,210	7,927	17,019	14,581

Of the total deliveries listed above, 259 and 491, respectively, represent deliveries from unconsolidated entities for the three and six months ended May 31, 2005, compared to 162 and 321 deliveries in the same periods last year.

New Orders
East	3,427	3,972	6,467	7,312
Central	3,847	3,106	6,691	5,325
West	4,821	4,387	8,397	7,532

Total	12,095	11,465	21,555	20,169

Of the total new orders listed above, 430 and 752, respectively, represent new orders from unconsolidated entities for the three and six months ended May 31, 2005, compared to 489 and 810 new orders in the same periods last year.

Backlog – Homes
East			8,888	8,891
Central			4,008	3,337
West			7,640	7,189

Total			20,536	19,417

Of the total homes in backlog listed above, 1,846 represents homes in backlog from unconsolidated entities at May 31, 2005, compared to 1,320 homes at May 31, 2004.
Backlog – Dollar Value (In thousands)
East			$2,989,464	2,349,388
Central			957,703	785,945
West			3,396,595	2,725,249

Total			$7,343,762	5,860,582

Of the total dollar value of homes in backlog listed above, $768,731 represents the backlog dollar value from unconsolidated entities at May 31, 2005, compared to $536,309 of backlog dollar value at May 31, 2004.

Backlog represents the number of homes under sales contracts. Homes are sold using sales contracts, which are generally accompanied by sales deposits. In some instances, purchasers are permitted to cancel sales contracts if they are unable to close on the sale of their existing home, fail to qualify for financing or under certain other circumstances. Although cancellations can delay the sales of our homes, they have not had a material impact on our sales, operations or liquidity because we closely monitor our prospective buyers’ ability to obtain financing and use that information to adjust construction start plans to match anticipated deliveries of homes. We do not recognize revenue on homes under sales contracts until the sales are closed and title passes to the new homeowners, except for our mid-to-high-rise condominium projects under construction for which revenue is recognized under percentage-of-completion accounting.

The number of homesites owned and homesites to which we had access through option contracts with third parties or joint ventures (“JV”) (i.e., controlled homesites) for each of our market regions were as follows (unaudited):

May 31, 2005		Controlled
	Owned	Optioned	JV	Total
East	30,159	54,246	19,035	103,440
Central	25,042	22,273	18,299	65,614
West	38,093	41,087	49,832	129,012

Total	93,294	117,606	87,166	298,066

May 31, 2004		Controlled
	Owned	Optioned	JV	Total
East	24,029	39,254	13,922	77,205
Central	24,040	16,770	12,502	53,312
West	38,433	27,245	31,287	96,965

Total	86,502	83,269	57,711	227,482

At May 31, 2005, 18% of the homesites we owned were subject to home purchase contracts. At May 31, 2005, our backlog of sales contracts was 20,536 homes ($7.3 billion), compared to 19,417 homes ($5.9 billion) at May 31, 2004. The increase in the backlog of homes was primarily attributable to our growth and strong demand for our homes, which resulted in higher new orders in 2005, compared to 2004. As a result of our growth, inventories, excluding consolidated inventory not owned, increased 33% from November 30, 2004 to May 31, 2005, while revenues from sales of homes increased 27% and 30%, respectively, for the three and six months ended May 31, 2005, compared to the prior year.

Three Months Ended May 31, 2005 versus Three Months Ended May 31, 2004

Revenues from home sales increased 27% in the second quarter of 2005 to $2.6 billion from $2.1 billion in 2004. Revenues were higher primarily due to a 15% increase in the number of new home deliveries and a 10% increase in the average sales price of homes delivered in 2005. New home deliveries, excluding unconsolidated entities, increased to 8,951 homes in the second quarter of 2005 from 7,765 homes last year. In the second quarter of 2005, new home deliveries were higher in each of our regions, compared to 2004. The average sales price of new homes delivered increased to $293,000 in the second quarter of 2005 from $266,000 in 2004.

Gross margins on home sales were $654.1 million, or 24.9%, in the second quarter of 2005, compared to $483.7 million, or 23.4%, in 2004. Gross margin percentage on home sales increased 150 basis points primarily due to favorable pricing conditions. This increase was primarily attributable to strong improvement in our West region and improvement in our East region (primarily Florida), which was partially offset by lower margins in our Central region.

Homebuilding interest expense (primarily included in cost of homes sold and cost of land sold) was $46.6 million for the three months ended May 31, 2005, compared to $30.1 million in the same period last year. The increase in homebuilding interest expense was primarily due to an increase in the number of new home deliveries, as well as land sales.

Selling, general and administrative expenses as a percentage of revenues from home sales improved to 11.8% in the second quarter of 2005 from 12.1% in 2004. This improvement was primarily due to an increase in the number of new home deliveries in the second quarter of 2005.

Gross profit on land sales totaled $72.7 million in the second quarter of 2005, compared to $56.5 million in 2004. Some of these land sales were from consolidated joint ventures, which resulted in minority interest expense. Minority interest expense from these land sales and other activities of the consolidated joint ventures was $19.4 million and $1.3 million, respectively, in the second quarter of 2005 and 2004 and is included in management fees and other income (expense), net.

Management fees and other income (expense), net, totaled ($8.7) million in the second quarter of 2005, compared to $18.7 million in 2004, primarily due to increased minority interest expense. Equity in earnings from unconsolidated entities was $21.7 million in the second quarter of 2005, compared to $14.0 million last year. Sales of land, equity in earnings from unconsolidated entities and management fees and other income (expense), net may vary significantly from period to period depending on the timing of land sales and other transactions entered into by us and unconsolidated entities in which we have investments.

Six Months Ended May 31, 2005 versus Six Months Ended May 31, 2004

Revenues from home sales increased 30% in the six months ended May 31, 2005 to $4.8 billion from $3.7 billion in 2004. Revenues were higher primarily due to a 16% increase in the number of home deliveries and a 12% increase in the average sales price of new homes delivered in 2005. New home deliveries, excluding unconsolidated entities, increased to 16,528 homes in the six months ended May 31, 2005 from 14,260 homes last year. In the six months ended May 31, 2005, new home deliveries were higher in each of our regions, compared to 2004, with the largest contribution coming from our West region. The average sales price of new homes delivered increased to $292,000 in the six months ended May 31, 2005 from $261,000 in 2004.

Gross margins on home sales were $1.2 billion, or 24.8%, in the six months ended May 31, 2005, compared to $857.5 million, or 23.0%, in 2004. Gross margin percentage on home sales increased 180 basis points primarily due to favorable pricing conditions. This increase was primarily attributable to strong improvement in our West region and improvement in our East region (Florida), which was partially offset by lower margins in our Central region.

Homebuilding interest expense (primarily included in cost of homes sold and cost of land sold) was $77.6 million for the six months ended May 31, 2005, compared to $55.4 million in the same period last year. The increase in homebuilding interest expense was primarily due to an increase in the number of new home deliveries, as well as land sales.

Selling, general and administrative expenses as a percentage of revenues from home sales improved to 11.9% in the six months ended May 31, 2005 from 12.2% in 2004. This improvement was primarily due to an increase in the number of new home deliveries in 2005.

Gross profit on land sales totaled $96.2 million in the six months ended May 31, 2005, compared to $92.2 million in 2004. Some of these land sales were from consolidated joint ventures, which resulted in minority interest expense. Minority interest expense from these land sales and other activities of the consolidated joint ventures was $20.7 million and $0.6 million, respectively, in the six months ended May 31, 2005 and 2004 and is included in management fees and other income, net.

Management fees and other income, net, totaled $5.3 million in the six months ended May 31, 2005, compared to $36.7 million in 2004, primarily due to increased minority interest expense. Equity in earnings from unconsolidated entities was $37.9 million in the six months ended May 31, 2005, compared to $19.2 million last year. Sales of land, equity in earnings from unconsolidated entities and management fees and other income, net may vary significantly from period to period depending on the timing of land sales and other transactions entered into by us and unconsolidated entities in which we have investments.

Financial Services

Selected Financial and Operational Data

The following table presents selected financial and operational information related to our Financial Services Division for the periods indicated (unaudited):

	Three Months Ended May 31,		Six Months Ended May 31,
(Dollars in thousands)	2005	2004 (1)	2005	2004 (1)
Revenues	$131,659	131,322	247,452	236,107
Costs and expenses	112,696	99,360	212,203	181,426

Operating earnings from continuing operations	$18,963	31,962	35,249	54,681

Dollar value of mortgages originated	$2,155,000	1,819,000	3,928,000	3,173,000

Number of mortgages originated	10,300	9,400	18,600	16,600

Mortgage capture rate of Lennar homebuyers	68%	71%	69%	70%

Number of title and closing service transactions	47,300	52,700	87,500	92,000

Number of title policies issued	44,900	50,500	87,400	86,400

(1)	During the three and six months ended May 31, 2005, we sold a subsidiary of the Financial Services Division’s title company. As a result of the sale, the subsidiary’s results have been reclassified as discontinued operations to conform with the 2005 presentation.

Three Months Ended May 31, 2005 versus Three Months Ended May 31, 2004

Operating earnings from continuing operations for the Financial Services Division were $19.0 million in the second quarter of 2005, compared to $32.0 million last year. The decrease was primarily due to reduced profitability from our mortgage operations as a result of a more competitive mortgage environment, as well as a $6.5 million pretax gain generated from monetizing a majority of our alarm monitoring contracts during the second quarter of 2004.

Six Months Ended May 31, 2005 versus Six Months Ended May 31, 2004

Operating earnings from continuing operations for the Financial Services Division were $35.2 million in the six months ended May 31, 2005, compared to $54.7 million last year. The decrease was primarily due to reduced profitability from our mortgage operations as a result of a more competitive mortgage environment, as well as a $6.5 million pretax gain generated from monetizing a majority of our alarm monitoring contracts during 2004. This decrease was partially offset by improved profitability from our title operations.

Corporate General and Administrative Expenses

Corporate general and administrative expenses as a percentage of total revenues were 1.4% and 1.5% in the three and six months ended May 31, 2005, respectively, compared to 1.3% and 1.4% in the same periods last year.

Loss on Redemption of 9.95% Senior Notes

In May 2005, we redeemed all of our outstanding 9.95% senior notes, which resulted in a $34.9 million pretax loss on redemption, or $0.13 per share diluted, for the three and six months ended May 31, 2005.

Discontinued Operations

In 2005, we generated a $15.8 million pretax gain on the sale of a subsidiary of the Financial Services Division’s title company. As a result of the sale, the subsidiary’s results are presented as discontinued operations for the three and six months ended May 31, 2005 and 2004. Earnings from discontinued operations for the three and six months ended May 31, 2005 were $10.3 million and $10.7 million, respectively, compared to $0.2 million and $0.4 million in the same periods in the prior year.

(2) Financial Condition and Capital Resources

At May 31, 2005, we had cash related to our homebuilding and financial services operations of $189.5 million, compared to $223.5 million at May 31, 2004. We finance our land acquisition and development activities, construction activities, financial services activities and general operating needs primarily with cash generated from our operations and public debt issuances, as well as cash borrowed under our revolving credit facilities and warehouse lines of credit.

Operating Cash Flow Activities

In the six months ended May 31, 2005, cash flows used in operating activities totaled $592.2 million, compared to $298.6 million in the same period last year. This increase consists primarily of an increase in construction in progress due to increased housing starts to support a higher backlog and a decrease in accounts payable and other liabilities, offset by net earnings and a decrease in receivables.

Investing Cash Flow Activities

Cash flows used in investing activities totaled $257.5 million in the six months ended May 31, 2005, compared to $364.4 million in the same period last year. In the six months ended May 31, 2005, we had net contributions of $133.9 million to unconsolidated entities, compared to $277.5 million in the same period last year. Additionally, we used $107.1 million of cash for acquisitions during the six months ended May 31, 2005, compared to $64.1 million during the same period last year. The results of operations of these acquisitions are included in our results of operations since their respective acquisition dates. We are always looking at the possibility of acquiring homebuilders and other companies. However, we have no agreements or understandings regarding any significant transactions.

Financing Cash Flow Activities

Homebuilding debt to total capital is a financial measure commonly used in the homebuilding industry and is presented to assist in understanding the leverage of our homebuilding operations. By providing a measure of leverage of our homebuilding operations, management believes that this enables readers of our financial statements to better understand our financial position and performance. Our homebuilding debt to total capital is calculated as follows (unaudited):

	May 31,
(Dollars in thousands)	2005	2004
Homebuilding debt	$2,337,436	1,594,074
Stockholders’ equity	4,267,486	3,479,976

Total capital	$6,604,922	5,074,050

Homebuilding debt to total capital	35.4%	31.4%

The increase in the ratio primarily resulted from our use of cash to fund inventory additions to support future growth, as well as share repurchases under our stock repurchase program. In addition to the use of capital in our homebuilding and financial services operations, we actively evaluate various other uses of capital which fit into our homebuilding and financial services strategies and appear to meet our profitability and return on capital requirements. This may include acquisitions of or investments in other entities, the payment of dividends or repurchases of our outstanding common stock or debt. These activities may be funded through any combination of our credit facilities, cash generated from operations, sales of assets or the issuance of public debt, common stock or preferred stock.

Our average debt outstanding was $2.4 billion during the six months ended May 31, 2005, compared to $1.6 billion during the same period last year. The average rate for interest incurred was 6.1% in the six months ended May 31, 2005, compared to 7.3% in the same period last year. Interest incurred for the six months ended May 31, 2005 was $77.5 million, compared to $64.1 million in the same period last year. The majority of our short-term financing needs, including financings for land acquisition and development activities, construction activities and general operating needs, are met with cash generated from operations and funds available under our senior unsecured credit facilities (the “Credit Facilities”), which were amended in May 2005. The Credit Facilities provide us with up to $1.4 billion of financing. The Credit Facilities consist of a $976.9 million revolving credit facility maturing in May 2009 and a $418.6 million revolving credit facility maturing in June 2005 (extended from May 2005). We may elect to convert borrowings under the revolving credit facility maturing in June 2005 to a term loan, which would mature in May 2009. The Credit Facilities are guaranteed by substantially all of our subsidiaries other than finance company subsidiaries (which include mortgage and title insurance subsidiaries). Interest rates are LIBOR-based, and the margins are set by a pricing grid with thresholds that adjust based on changes in our leverage ratio and credit ratings, or to an alternate base rate, as described in the credit agreement. At May 31, 2005, $113.0 million was outstanding under the Credit Facilities. During the six months ended May 31, 2005, the average daily amount outstanding under the Credit Facilities was $269.4 million.

In June 2005, we replaced the Credit Facilities with a new senior unsecured credit facility (the “New Facility”). The New Facility consists of a $1.7 billion revolving credit facility maturing in June 2010. The New Facility also includes access to an additional $500 million via an accordion feature, under which the New Facility may be increased to $2.2 billion, subject to additional commitments. We repaid the outstanding balance under the Credit Facilities with borrowings under the New Facility. The New Facility is guaranteed by substantially all of our subsidiaries other than finance company subsidiaries (which include mortgage and title insurance subsidiaries). Interest rates on outstanding borrowings are LIBOR-based, with margins determined based on changes in our leverage ratio and credit ratings, or to an alternate base rate, as described in the credit agreement.

At May 31, 2005, we had letters of credit outstanding in the amount of $837.8 million. The majority of these letters of credit are posted with regulatory bodies to guarantee our performance of certain development and construction activities or are posted in lieu of cash deposits on option contracts. Of our total letters of credit outstanding, $214.2 million were collateralized against certain borrowings available under the Credit Facilities.

In June 2005, we entered into a letter of credit facility with a financial institution. The purpose of the letter of credit facility is to facilitate the issuance of up to $150 million of letters of credit on a senior unsecured basis through the facility’s expiration date of June 2008.

In September 2004, we entered into a structured letter of credit facility (the “LC Facility”) with a financial institution. The purpose of the LC Facility is to facilitate the issuance of up to $200 million of letters of credit on a senior unsecured basis. In connection with the transaction, the financial institution issued $200 million of their senior notes, which were linked to our performance on the LC Facility. If there is an event of default under the LC Facility, including our failure to reimburse a draw against an issued letter of credit, the financial institution would assign its claim against us, to the extent of the amount due and payable by us under the LC Facility, to its noteholders in lieu of their principal repayment on their performance linked notes. At May 31, 2005, we had letters of credit outstanding in the amount of $198.3 million under the LC Facility.

In April 2005, we sold $300 million of 5.60% senior notes due 2015 (the “Senior Notes”) at a price of 99.771% in a private placement. Proceeds from the offering, after initial purchaser’s discount and expenses, were $297.5 million. We added the proceeds to our working capital to be used for general corporate purposes. Interest on the Senior Notes is due semi-annually. The Senior Notes are unsecured and unsubordinated. Substantially all of our subsidiaries other than finance company subsidiaries guaranteed the Senior Notes. At May 31, 2005, the carrying value of the Senior Notes was $299.3 million. We have agreed to exchange the Senior Notes for notes (the “Exchange Notes”) that will be registered under the Securities Act of 1933, as amended. The Exchange Notes will have substantially identical terms as the Senior Notes, except that the Exchange Notes will not include the transfer restrictions of the Senior Notes.

On July 6, 2005, we offered an additional $200 million of Senior Notes in a private placement. The offering was made in addition to our $300 million private placement of Senior Notes that we completed in April 2005. We expect to complete the offering on July 13, 2005. The offering has not been registered under the Securities Act of 1933, and the Senior Notes may not be offered or sold in the United States absent registration under the Securities Act or an exemption from the registration requirements. This information shall not constitute an offer to sell or a solicitation of an offer to buy the Senior Notes.

In May 2005, we redeemed all of our outstanding 9.95% senior notes due 2010 (the “Notes”). The redemption price was $337.7 million, or 104.975% of the principal amount of the Notes outstanding, plus accrued and unpaid interest as of the redemption date. The redemption of the Notes resulted in a $34.9 million pretax loss.

At May 31, 2005, our Financial Services Division had warehouse lines of credit totaling $900 million to fund its mortgage loan activities. Borrowings under the facilities were $687.0 million at May 31, 2005. The warehouse lines of credit mature in April 2007 ($600 million) and in August 2005 ($300 million), at which time we expect the facilities to be renewed. At May, 31, 2005, we had advances under a conduit funding agreement with a major financial institution amounting to $17.6 million. We also had a $20 million revolving line of credit with a bank that matures in July 2005, at which time we expect the line of credit to be renewed. Borrowings under the line of credit were $18.9 million at May 31, 2005.

Changes in Capital Structure

Our Board of Directors previously authorized a stock repurchase program to permit future purchases of up to 20 million shares of our outstanding common stock. During the three and six months ended May 31, 2005, we repurchased a total of 2.4 million and 4.4 million shares, respectively, of our outstanding Class A common stock under our stock repurchase program for an aggregate purchase price of $126.9 million, or $52.36 per share, and $232.2 million, or $53.26 per share, respectively. As of May 31, 2005, 13.2 million shares of common stock can be repurchased in the future under the program.

On May 16, 2005, we paid cash dividends of $0.1375 per share for both our Class A and Class B common stock to holders of record at the close of business on May 6, 2005, as declared by our Board of Directors on March 29, 2005. On June 28, 2005, our Board of Directors declared a quarterly cash dividend of $0.1375 per share for both our Class A and Class B common stock payable on August 15, 2005 to holders of record at the close of business on August 5, 2005.

In recent years, we have sold convertible and non-convertible debt into public markets, and at May 31, 2005, we had a shelf registration statement effective under the Securities Act of 1933, as amended, under which we could sell to the public up to $320 million of debt securities, common stock, preferred stock or other securities. In June 2005, a new shelf registration statement increased the amount of securities available for issuance to $1.0 billion. At May 31, 2005, we had another shelf registration statement effective under the Securities Act of 1933, as amended, under which we could issue up to $400 million of equity or debt securities in connection with acquisitions of companies or interests in companies, businesses or assets.

Based on our current financial condition and credit relationships, we believe that our operations and borrowing resources will provide for our current and long-term capital requirements at our anticipated levels of growth.

Off-Balance Sheet Arrangements

We strategically invest in unconsolidated entities that acquire and develop land for our homebuilding operations, for sale to third parties or for the construction of homes for sale to third-party homebuyers. Through these entities, we reduce and share our risk by limiting the amount of our capital invested in land, while increasing access to potential future homesites. The use of these entities also, in some instances, enables us to acquire land to which we could not otherwise obtain access, or could not obtain access on as favorable terms, without the participation of a strategic partner. Our partners in these entities generally are unrelated homebuilders, land sellers or other real estate entities.

At May 31, 2005, the unconsolidated entities in which we had investments had total assets of $6.0 billion and total liabilities of $3.6 billion, which included $2.8 billion of notes and mortgages payable. In some instances, we and/or our partners have provided guarantees of debt of certain unconsolidated entities on a pro rata basis. At May 31, 2005, we had repayment guarantees of $247.0 million and limited maintenance guarantees of $550.4 million related to unconsolidated entity debt. When we and/or our partners provide a guarantee, the unconsolidated entity generally receives more favorable terms from its lenders than would otherwise be available to it. The limited maintenance guarantees only apply if an unconsolidated entity defaults on its loan arrangements and the value of the collateral (generally land and improvements) is less than a specified percentage of the loan balance. If we are required to make a payment under a limited maintenance guarantee to bring the value of the collateral up to the specified percentage of the loan balance, the payment would constitute a capital contribution or loan to the unconsolidated entity and increase our share of any funds the unconsolidated entity distributes. At May 31, 2005, there were no assets held as collateral that, upon the occurrence of any triggering event or condition under a guarantee, we could obtain and liquidate to recover all or a portion of the amounts to be paid under a guarantee.

Contractual Obligations and Commercial Commitments

During the second quarter of 2005, our obligations related to our homebuilding debt changed significantly. In particular, we redeemed our outstanding 9.95% senior notes due 2010 and issued $300 million of 5.60% senior notes due 2015 as discussed under “Financing Cash Flow Activities.” The following summarizes our contractual debt obligations at May 31, 2005 (unaudited):

		Payments Due by Period (In thousands)
Contractual Obligations	Total	Six months ending November 30, 2005	December 1, 2005 through November 30, 2006	December 1, 2006 through November 30, 2008	December 1, 2008 through November 30, 2010	Thereafter
Homebuilding - Senior notes and other debts payable	$2,337,436	264,231	7,114	294,416	575,810	1,195,865
Financial Services - Notes and other debts payable (including limited-purpose finance subsidiaries)	726,653	723,592	38	—	—	3,023
Interest commitments under interest bearing debt	551,782	53,214	91,163	173,310	60,076	174,019

Total contractual cash obligations related to debt	$3,615,871	1,041,037	98,315	467,726	635,886	1,372,907

We are subject to the usual obligations associated with entering into contracts (including option contracts) for the purchase, development and sale of real estate in the routine conduct of our business. Option contracts for the purchase of land enable us to defer acquiring portions of properties owned by third parties and unconsolidated entities until we are ready to build homes on them. This reduces our financial risk associated with land holdings. At May 31, 2005, we had access to approximately 205,000 homesites through option contracts with third parties and unconsolidated entities in which we had investments. At May 31, 2005, we had $438.6 million of non-refundable option deposits and advanced costs related to certain of these homesites.

We are committed, under various letters of credit, to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit under these arrangements totaled $837.8 million at May 31, 2005. Additionally, we had outstanding performance and surety bonds related to site improvements at various projects with estimated costs to complete of $1.6 billion. We do not believe that draws upon these bonds, if any, will have a material effect on our financial position, results of operations or cash flows.

Our Financial Services Division had a pipeline of loans in process of $4.2 billion at May 31, 2005. To minimize credit risk, we use the same credit policies in the approval of our commitments as are applied to our lending activities. Loans in process for which interest rates were committed to the borrowers totaled $508.0 million as of May 31, 2005. Substantially all of these commitments were for periods of 60 days or less. Since a portion of our commitments is expected to expire without being exercised by the borrowers, the total commitments do not necessarily represent future cash requirements.

Our Financial Services Division uses mandatory mortgage-backed securities (“MBS”) forward commitments and MBS option contracts to hedge its interest rate exposure during the period from when it extends an interest rate lock to a loan applicant until the time at which the loan is sold to an investor. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk is managed by entering into MBS primarily with investment banks with primary dealer status and with permanent investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and current market value. At May 31, 2005, we had open commitments amounting to $311.5 million to sell MBS with varying settlement dates through July 2005.

(3) New Accounting Pronouncements

See Note 14 of our condensed consolidated financial statements included under Item 1 of this document for a discussion on new accounting pronouncements applicable to our company.

(4) Critical Accounting Policies

Effective December 1, 2004, as a result of the determination that we met all applicable requirements under Statement of Financial Accounting Standards (“SFAS”) No. 66, Accounting for Sales of Real Estate, we began to apply the percentage-of-completion method to our mid-to-high-rise condominium projects under construction. In accordance with SFAS No. 66, we record revenue as a portion of the value of non-cancelable condominium unit contracts when (1) construction is beyond a preliminary stage, (2) the buyer is committed to the extent of being unable to require a full refund except for non-delivery of the unit, (3) sufficient units have already been sold to assure the entire property will not revert to rental property, (4) sales prices are collectible and (5) aggregate sales proceeds and costs can be reasonably estimated. Revenue recognized under the percentage-of-completion method is calculated based upon the percentage of total costs incurred in relation to total estimated costs to complete, and is adjusted for estimated cancellations due to potential customer defaults. The change to the percentage-of-completion method did not have a material impact on our financial condition as of May 31, 2005 or our results of operations or cash flows for the three and six months ended May 31, 2005. Actual revenues and costs to complete construction in the future could differ from our current estimates. If our estimates of revenues and development costs change, then our revenues, cost of sales and related cumulative profits will be revised in the period that estimates change.

We believe that there have been no other significant changes to our critical accounting policies during the six months ended May 31, 2005, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended November 30, 2004.

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

During the second quarter of 2005, our market risks related to our homebuilding debt changed significantly. In particular, we redeemed our outstanding 9.95% senior notes due 2010 and issued $300 million of 5.60% senior notes due 2015 as discussed under “Financing Cash Flow Activities.”

The following table provides information at May 31, 2005 about our significant derivative financial instruments and fixed and variable rate debt instruments that are sensitive to changes in interest rates. For homebuilding and financial services debt, the table presents principal cash flows and related weighted average effective interest rates by expected maturity dates and estimated fair market values at May 31, 2005. Weighted average variable interest rates are based on the variable interest rates at May 31, 2005. For interest rate swaps, the table presents notional amounts and weighted average interest rates by contractual maturity dates and estimated fair market values at May 31, 2005. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contracts. Our limited-purpose finance subsidiaries have placed mortgages and other receivables as collateral for various long-term financings. These limited-purpose finance subsidiaries pay the principal of, and interest on, these financings almost entirely from the cash flows generated by the related pledged collateral and are excluded from the following table.

Information Regarding Interest Rate Sensitivity

Principal (Notional) Amount by

Expected Maturity and Average Interest Rate

May 31, 2005

	Six months ending November 30, 2005	Years Ending November 30,							Fair Market Value at May 31, 2005
(Dollars in millions)(Unaudited)		2006	2007	2008	2009	2010	Thereafter	Total
LIABILITIES
Homebuilding:
Senior notes and other debts payable:
Fixed rate	$5.0	7.1	—	94.4	275.8	—	1,195.9	1,578.2	1,890.4
Average interest rate	1.0%	7.9%	—	7.0%	7.6%	—	5.5%	—	—
Variable rate	$259.2	—	200.0	—	300.0	—	—	759.2	760.2
Average interest rate	4.5%	—	3.4%	—	3.8%	—	—	—	—
Financial services:
Notes and other debts payable:
Variable rate	$723.6	—	—	—	—	—	—	723.6	723.6
Average interest rate	3.9%	—	—	—	—	—	—	—	—
OTHER FINANCIAL INSTRUMENTS
Homebuilding liabilities:
Interest rate swaps:
Variable to fixed – notional amount	$100.0	—	130.3	69.7	—	—	—	300.0	15.4
Average pay rate	6.7%	—	6.8%	6.8%	—	—	—	—	—
Average receive rate	LIBOR	—	LIBOR	LIBOR	—	—	—	—	—

Item 4. Controls and Procedures

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter that ended on May 31, 2005. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of May 31, 2005 to ensure that required information is disclosed on a timely basis in our reports filed under the Securities Exchange Act.

Our CEO and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2005. That evaluation did not identify any changes that have materially affected, or are likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Our Board of Directors previously authorized a stock repurchase program to permit future purchases of up to 20 million shares of our outstanding common stock. During the three months ended May 31, 2005, we repurchased the following shares of our Class A common stock (amounts in thousands, except per share amounts) (unaudited):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
March 1, 2005 to March 31, 2005	58	$55.98	58	15,605
April 1, 2005 to April 30, 2005	1,108	52.52	1,100	14,505
May 1, 2005 to May 31, 2005	1,265	52.06	1,265	13,240

Total	2,431	$52.37	2,423

Item 3. Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

The following matters were resolved by vote at the March 29, 2005 annual meeting of stockholders of Lennar Corporation:

(1) The following members of the Board of Directors were re-elected to hold office until 2008:

	Votes For	Votes Withheld
Stuart A. Miller	405,124,942	2,720,987
Steven J. Saiontz	404,995,983	2,849,946
Robert J. Strudler	404,972,712	2,873,217

(2) Stockholders did not approve a stockholder proposal regarding environmental matters. The results of the vote were as follows:

Votes For	Votes Against	Votes Abstaining	Broker Non-votes
7,520,736	314,226,760	9,675,251	76,423,182

Item 5. Not applicable.

Item 6. Exhibits.

3.1.	By-laws, as amended through June 28, 2005.

31.1.	Rule 13a-14(a) certification by Stuart A. Miller, President and Chief Executive Officer.

31.2.	Rule 13a-14(a) certification by Bruce E. Gross, Vice President and Chief Financial Officer.

32.	Section 1350 certifications by Stuart A. Miller, President and Chief Executive Officer, and Bruce E. Gross, Vice President and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

Lennar Corporation
(Registrant)

Date: July 11, 2005	/s/ Bruce E. Gross
Bruce E. Gross
Vice President and
Chief Financial Officer

Date: July 11, 2005	/s/ Diane J. Bessette
Diane J. Bessette
Vice President and
Controller

Exhibit Index

Exhibit No.	Description
3.1.	By-laws, as amended through June 28, 2005.

31.1.	Rule 13a-14(a) certification by Stuart A. Miller, President and Chief Executive Officer.

31.2.	Rule 13a-14(a) certification by Bruce E. Gross, Vice President and Chief Financial Officer.

32.	Section 1350 certifications by Stuart A. Miller, President and Chief Executive Officer, and Bruce E. Gross, Vice President and Chief Financial Officer.