Form 10-Q
period 2005-08-31
LENNAR CORP /NEW/
filed 2005-10-17
CIK 920760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    YES  ☐    NO  ☒

Common shares outstanding as of September 30, 2005:

Class A	125,120,430
Class B	32,755,281

Explanatory Paragraph

This Form 10-Q for the quarterly period ended August 31, 2005 includes prior year amounts that are being restated in the Company’s condensed consolidated statement of cash flows for the nine months ended August 31, 2004 to reclassify $73.0 million from “cash flows from investing activities” to “cash flows from operating activities” as this amount relates to distributions of earnings received from unconsolidated entities in which the Company has investments that are accounted for by the equity method. The restatement conforms to the 2005 presentation of the Company’s condensed consolidated statement of cash flows for the nine months ended August 31, 2005. The restatement does not affect the net change in cash for the nine months ended August 31, 2004 and has no impact on the Company’s condensed consolidated balance sheet as of August 31, 2004 or condensed consolidated statements of earnings and related earnings per share amounts for the three and nine months ended August 31, 2004. Conforming changes have been made to the condensed consolidating statement of cash flows included in Note 15 and management’s discussion and analysis of financial condition and results of operations included in this Form 10-Q. See Note 1 in the notes to the condensed consolidated financial statements for further information relating to the restatement. The Company will be amending its Form 10-K for the year ended November 30, 2004, Form 10-Q for the three months ended February 28, 2005 and Form 10-Q for the three and six months ended May 31, 2005 for the related impact of this restatement.

Part I. Financial Information

Item 1. Financial Statements

Lennar Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	August 31, 2005	November 30, 2004
ASSETS
Homebuilding:
Cash	$92,276	1,322,472
Receivables, net	279,904	153,285
Inventories:
Finished homes and construction in progress	4,937,863	3,140,520
Land under development	2,443,114	1,725,755
Consolidated inventory not owned	343,333	275,795

Total inventories	7,724,310	5,142,070
Investments in unconsolidated entities	1,194,512	856,422
Other assets	397,880	432,574

	9,688,882	7,906,823
Financial services (1)	1,267,835	1,258,457

Total assets	$10,956,717	9,165,280

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable and other liabilities	$2,185,538	1,830,047
Liabilities related to consolidated inventory not owned	253,826	222,769
Senior notes and other debts payable	2,780,331	2,021,014

	5,219,695	4,073,830
Financial services (1)	1,017,710	1,038,478

Total liabilities	6,237,405	5,112,308

Stockholders’ equity:
Preferred stock	—	—
Class A common stock of $0.10 par value per share, 129,795 shares issued at August 31, 2005	12,979	12,372
Class B common stock of $0.10 par value per share, 32,755 shares issued at August 31, 2005	3,275	3,260
Additional paid-in capital	1,510,769	1,277,780
Retained earnings	3,490,534	2,780,637
Unearned compensation	(39,975)	(2,564)
Deferred compensation plan; 439 Class A common shares and 44 Class B common shares at August 31, 2005	(4,047)	(6,410)
Deferred compensation liability	4,047	6,410
Treasury stock, at cost; 4,678 Class A common shares at August 31, 2005	(250,492)	(3,938)
Accumulated other comprehensive loss	(7,778)	(14,575)

Total stockholders’ equity	4,719,312	4,052,972

Total liabilities and stockholders’ equity	$10,956,717	9,165,280

(1)	As of November 30, 2004, the Financial Services Division had assets and liabilities of discontinued operations of $1.0 million and $0.3 million, respectively, related to a subsidiary of the Division’s title company that was sold in May 2005 (see Note 2).

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries

Condensed Consolidated Statements of Earnings

(Dollars in thousands, except per share amounts)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2005	2004	2005	2004
Revenues:
Homebuilding	$3,346,008	2,621,438	8,437,261	6,589,543
Financial services	152,324	125,891	399,776	361,998

Total revenues	3,498,332	2,747,329	8,837,037	6,951,541

Costs and expenses:
Homebuilding	2,807,226	2,268,701	7,179,676	5,740,888
Financial services	117,385	102,961	329,588	284,387
Corporate general and administrative	45,744	34,184	123,731	94,113

Total costs and expenses	2,970,355	2,405,846	7,632,995	6,119,388

Equity in earnings from unconsolidated entities	16,793	9,685	54,679	28,920
Management fees and other income (expense), net	(2,998)	10,258	2,293	46,995
Loss on redemption of 9.95% senior notes	—	—	34,908	—

Earnings from continuing operations before provision for income taxes	541,772	361,426	1,226,106	908,068
Provision for income taxes	204,519	136,438	462,855	342,795

Earnings from continuing operations	337,253	224,988	763,251	565,273

Discontinued operations:
Earnings from discontinued operations before provision for income taxes (1)	—	376	17,261	984
Provision for income taxes	—	142	6,516	372

Earnings from discontinued operations	—	234	10,745	612

Net earnings	$337,253	225,222	773,996	565,885

Basic earnings per share:
Earnings from continuing operations	$2.18	1.45	4.93	3.64
Earnings from discontinued operations	0.00	0.00	0.07	0.00

Net earnings	$2.18	1.45	5.00	3.64

Diluted earnings per share:
Earnings from continuing operations	$2.06	1.36	4.64	3.42
Earnings from discontinued operations	0.00	0.00	0.07	0.00

Net earnings	$2.06	1.36	4.71	3.42

Cash dividends per Class A common share	$0.1375	0.125	0.4125	0.375

Cash dividends per Class B common share	$0.1375	0.125	0.4125	0.375

(1)	Earnings from discontinued operations before provision for income taxes includes a gain of $15.8 million for the nine months ended August 31, 2005 related to the sale of a subsidiary of the Financial Services Division’s title company (see Note 2).

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

	Nine Months Ended August 31,
	2005	2004
		(as restated – See Note 1)
Cash flows from operating activities:
Net earnings from continuing operations	$763,251	565,273
Adjustments to reconcile net earnings from continuing operations to net cash used in operating activities:
Depreciation and amortization	48,333	40,541
Amortization of discount on debt	11,937	13,170
Tax benefit from employee stock plans and vesting of restricted stock	37,701	12,435
Equity in earnings from unconsolidated entities	(54,679)	(28,920)
Distributions of earnings from unconsolidated entities	94,357	73,006
Deferred income tax provision	8,589	8,693
Loss on redemption of 9.95% senior notes	34,908	—
Changes in assets and liabilities, net of effect from acquisitions:
Increase in receivables	(45,973)	(143,752)
Increase in inventories	(1,875,957)	(1,260,505)
(Increase) decrease in other assets	(25,013)	4,825
Decrease in financial services loans held-for-sale	16,487	228,606
Increase in accounts payable and other liabilities	113,028	224,508
Net earnings from discontinued operations	10,745	612
Adjustment to reconcile net earnings from discontinued operations to net cash used in operating activities (includes gain on sale of discontinued operations of ($15,816) in 2005)	(16,510)	(990)

Net cash used in operating activities	(878,796)	(262,498)

Cash flows from investing activities:
Net additions to operating properties and equipment	(16,221)	(19,618)
Contributions to unconsolidated entities	(708,873)	(537,911)
Distributions of capital from unconsolidated entities	319,908	121,873
Decrease in financial services loans held-for-investment	518	409
Purchases of investment securities	(20,700)	(38,778)
Proceeds from investment securities	25,348	24,649
Proceeds from sale of discontinued operations	17,000	—
Acquisitions, net of cash acquired	(217,569)	(104,024)

Net cash used in investing activities	(600,589)	(553,400)

Cash flows from financing activities:
Net repayments under financial services short-term debt	(34,219)	(173,573)
Net borrowings under revolving credit facilities	473,000	—
Net proceeds from issuance of 5.50% senior notes	—	245,480
Net proceeds from issuance of 5.60% senior notes	499,127	—
Redemption of 9.95% senior notes	(337,731)	—
Net proceeds from issuance of senior floating-rate notes due 2009	—	298,500
Net proceeds from issuance of senior floating-rate notes due 2007	—	199,300
Proceeds from other borrowings	30,340	—
Principal payments on term loan B and other borrowings	(80,270)	(383,669)
Common stock:
Issuances	35,266	13,050
Repurchases	(246,554)	(113,582)
Dividends	(64,099)	(58,466)

Net cash provided by financing activities	274,860	27,040

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows – (Continued)

(Dollars in thousands)

	Nine Months Ended August 31,
	2005	2004
		(as restated – See Note 1)
Net decrease in cash	(1,204,525)	(788,858)
Cash at beginning of period	1,427,388	1,269,785

Cash at end of period	$222,863	480,927

Summary of cash:
Homebuilding	$92,276	386,858
Financial services	130,587	94,069

	$222,863	480,927

Supplemental disclosures of non-cash investing and financing activities:
Conversion of 5.125% zero-coupon convertible senior subordinated notes due 2021 to Class A common stock	$118,996	—
Purchases of inventory financed by sellers	$149,708	30,128

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(1) Basis of Presentation

Basis of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Lennar Corporation and all subsidiaries, partnerships and other entities in which Lennar Corporation has a controlling interest and variable interest entities (see Note 13) in which Lennar Corporation is deemed to be the primary beneficiary (the “Company”). The Company’s investments in both unconsolidated entities in which a significant, but less than controlling, interest is held and in variable interest entities in which the Company is not deemed to be the primary beneficiary, are accounted for by the equity method. All significant intercompany transactions and balances have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the November 30, 2004 consolidated financial statements in the Company’s Annual Report on Form 10-K for the year then ended and the Company’s Current Report on Form 8-K dated October 17, 2005. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the accompanying condensed consolidated financial statements have been made.

The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The condensed consolidated statements of earnings for the three and nine months ended August 31, 2005 are not necessarily indicative of the results to be expected for the full year.

Reclassification

Certain prior year amounts have been reclassified to conform with the 2005 presentation.

(1) Basis of Presentation – (Continued)

Restatement

Subsequent to the issuance of the Company’s condensed consolidated financial statements for the quarterly period ended May 31, 2005, management determined that the Company’s condensed consolidated statement of cash flows (including the condensed consolidating statement of cash flows included in Note 15) for the nine months ended August 31, 2004, should be restated to reclassify $73.0 million from “cash flows from investing activities” to “cash flows from operating activities” as this amount relates to distributions of earnings received from unconsolidated entities in which the Company has investments that are accounted for by the equity method. The restatement does not affect the net change in cash for the nine months ended August 31, 2004 and has no impact on the Company’s condensed consolidated balance sheet as of August 31, 2004 or condensed consolidated statements of earnings and related earnings per share amounts for the three and nine months ended August 31, 2004.

A summary of the significant effects of the restatement on the Company’s condensed consolidated statement of cash flows for the nine months ended August 31, 2004 is as follows:

(In thousands)	For The Nine Months Ended August 31, 2004
	As Reported	As Restated
Cash flows from operating activities:
Distributions of earnings from unconsolidated entities	$—	$73,006
Net cash used in operating activities (1)	(334,433)	(262,498)
Cash flows from investing activities:
Distributions of capital from unconsolidated entities	194,879	121,873
Net cash used in investing activities	(480,394)	(553,400)

(1)	The “as restated” net cash used in operating activities includes amounts that have been reclassified to conform with the 2005 presentation (see Note 2).

Discontinued Operations

In May 2005, the Company sold a subsidiary of the Financial Services Division’s title company. As a result of the sale, the subsidiary’s results are presented as discontinued operations for the nine months ended August 31, 2005 and the three and nine months ended August 31, 2004 (see Note 2).

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

(1) Basis of Presentation – (Continued)

Stock-Based Compensation

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair market value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, to stock-based employee compensation:

(In thousands, except per share amounts)	Three Months Ended August 31,		Nine Months Ended August 31,
	2005	2004	2005	2004
Net earnings, as reported	$337,253	225,222	773,996	565,885

Add: Total stock-based employee compensation expense included in reported net earnings, net of tax	1,653	467	2,637	1,388
Deduct: Total stock-based employee compensation expense determined under fair market value based method for all awards, net of tax	(4,992)	(3,356)	(12,230)	(9,771)

Pro forma net earnings	$333,914	222,333	764,403	557,502

Earnings per share:
Basic—as reported	$2.18	1.45	5.00	3.64

Basic—pro forma	$2.15	1.43	4.94	3.59

Diluted—as reported	$2.06	1.36	4.71	3.42

Diluted—pro forma	$2.04	1.34	4.65	3.37

Revenue Recognition

Effective December 1, 2004, as a result of the determination that the Company met all applicable requirements under SFAS No. 66, Accounting for Sales of Real Estate, the Company began to apply the percentage-of-completion method to its mid-to-high-rise condominium projects under construction. In accordance with SFAS No. 66, the Company records a portion of the value of condominium unit contracts as revenue when (1) construction is beyond a preliminary stage, (2) the buyer is committed to the extent of being unable to require a full refund except for non-delivery of the unit, (3) sufficient units have already been sold to assure the entire property will not revert to rental property, (4) sales prices are collectible and (5) aggregate sales proceeds and costs can be reasonably estimated. Revenue recognized under the percentage-of-completion method is calculated based upon the percentage of total costs incurred in relation to total estimated costs to complete, and is adjusted for estimated cancellations due to potential customer defaults. The change to the percentage-of-completion method did not have a material impact on the Company’s financial condition as of August 31, 2005, its results of operations for the three and nine months ended August 31, 2005 or its cash flows for the nine months ended August 31, 2005. Actual revenues and costs to complete construction in the future could differ from the Company’s current estimates. If the Company’s estimates of revenues and development costs change, then its revenues, cost of sales and related cumulative profits will be revised in the period that estimates change.

(2) Discontinued Operations

In May 2005, the Company sold North American Exchange Company (“NAEC”), a subsidiary of the Financial Services Division’s title company, which generated a $15.8 million pretax gain. Due to the sale of NAEC in May 2005, there were no NAEC revenues for the three months ended August 31, 2005, compared to $1.0 million for the three months ended August 31, 2004. For the nine months ended August 31, 2005 and 2004, NAEC’s revenues were $3.3 million and $2.6 million, respectively. As of August 31, 2005, there were no remaining assets or liabilities of discontinued operations. As of November 30, 2004, assets and liabilities of discontinued operations were $1.0 million and $0.3 million, respectively.

(3) Acquisitions

During 2005, the Company expanded its presence through homebuilding asset acquisitions in markets where the Company currently has operations. In connection with these acquisitions, the Company paid $217.6 million, net of cash acquired. The results of operations of these acquisitions are included in the Company’s results of operations since their respective acquisition dates. The pro forma effect of these acquisitions on the Company’s results of operations is not presented as the effect is not material.

(4) Operating and Reporting Segments

The Company has two operating and reporting segments: Homebuilding and Financial Services. The Company’s reportable operating segments are strategic business units that offer different products and services. Segment amounts include all elimination adjustments made in consolidation.

Homebuilding

The Homebuilding Division’s operations primarily include the sale and construction of single-family attached and detached homes and the purchase, development and sale of residential land directly and through unconsolidated entities in which the Company has investments. At August 31, 2005, the Company had homebuilding divisions located in the following states: Arizona, California, Colorado, Florida, Illinois, Maryland, Minnesota, Nevada, New Jersey, North Carolina, South Carolina, Texas, and Virginia.

Financial Services

The Financial Services Division provides mortgage financing, title insurance, closing services and insurance agency services for both buyers of the Company’s homes and others. Substantially all of the loans it originates are sold in the secondary mortgage market on a servicing released, non-recourse basis; however, the Division remains liable for customary representations and warranties related to loan sales. The Financial Services Division also provides high-speed Internet and cable television services to residents of the Company’s communities and others. At August 31, 2005, the Financial Services Division operated in the following states: Arizona, California, Colorado, Connecticut, Delaware, District of Columbia, Florida, Idaho, Illinois, Maryland, Minnesota, Nevada, New Jersey, New Mexico, North Carolina, Ohio, Oregon, Pennsylvania, South Carolina, Texas, Virginia, Washington and Wisconsin.

(4) Operating and Reporting Segments – (Continued)

Financial information relating to the continuing operations of the Company’s reportable segments was as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
(Dollars in thousands)	2005	2004	2005	2004
Homebuilding revenues:

Sales of homes	$3,216,186	2,475,355	8,053,105	6,202,159
Sales of land	129,822	146,083	384,156	387,384

Total homebuilding revenues	3,346,008	2,621,438	8,437,261	6,589,543

Homebuilding costs and expenses:
Cost of homes sold	2,369,738	1,908,815	6,008,132	4,778,115
Cost of land sold	83,413	92,159	241,542	241,293
Selling, general and administrative	354,075	267,727	930,002	721,480

Total homebuilding costs and expenses	2,807,226	2,268,701	7,179,676	5,740,888

Equity in earnings from unconsolidated entities	16,793	9,685	54,679	28,920
Management fees and other income (expense), net	(2,998)	10,258	2,293	46,995

Homebuilding operating earnings	$552,577	372,680	1,314,557	924,570

Financial services revenues	$152,324	125,891	399,776	361,998
Financial services costs and expenses	117,385	102,961	329,588	284,387

Financial services operating earnings	$34,939	22,930	70,188	77,611

Total segment operating earnings	$587,516	395,610	1,384,745	1,002,181
Corporate general and administrative expenses	45,744	34,184	123,731	94,113
Loss on redemption of 9.95% senior notes	—	—	34,908	—

Earnings from continuing operations before provision for income taxes	$541,772	361,426	1,226,106	908,068

During the three and nine months ended August 31, 2005, interest included in the Homebuilding Division’s cost of homes sold was $41.7 million and $108.3 million, respectively, compared to $32.5 million and $83.7 million, respectively, in the same periods last year. During the three and nine months ended August 31, 2005, interest included in the Homebuilding Division’s cost of land sold was $1.9 million and $11.7 million, respectively, compared to $1.2 million and $5.3 million, respectively, in the same periods last year. During the three and nine months ended August 31, 2005, all other interest related to the Homebuilding Division, totaling $0.6 million and $1.8 million, respectively, compared to $0.0 million and $0.2 million, respectively, in the same periods last year, was included in management fees and other income (expense), net.

At August 31, 2005 and November 30, 2004, the Homebuilding Division’s goodwill, net of accumulated amortization, was $184.2 million and $183.4 million, respectively.

(5) Investment in Unconsolidated Entities

Summarized condensed financial information on a combined 100% basis related to unconsolidated entities in which the Company has investments that are accounted for by the equity method was as follows:

(In thousands)	August 31, 2005	November 30, 2004
Assets:
Cash	$288,765	380,213
Inventories	6,965,679	3,305,999
Other assets	659,192	527,468

Total assets	$7,913,636	4,213,680

Liabilities and equity:
Accounts payable and other liabilities	$974,918	534,336
Notes and mortgages payable	3,839,234	1,884,334
Equity of:
The Company	1,194,512	856,422
Others	1,904,972	938,588

Total liabilities and equity	$7,913,636	4,213,680

In some instances, the Company and/or its partners have provided guarantees of debt of certain unconsolidated entities generally on a pro rata basis. At August 31, 2005, the Company had repayment guarantees of $244.4 million and limited maintenance guarantees of $679.9 million related to unconsolidated entity debt. When the Company and/or its partners provide a guarantee, the unconsolidated entity generally receives more favorable terms from its lenders than would otherwise be available to it. The limited maintenance guarantees only apply if an unconsolidated entity defaults on its loan arrangements and the value of the collateral (generally land and improvements) is less than a specified percentage of the loan balance. If the Company is required to make a payment under a limited maintenance guarantee to bring the value of the collateral up to the specified percentage of the loan balance, the payment would constitute a capital contribution or loan to the unconsolidated entity and increase the Company’s share of any funds the unconsolidated entity distributes. At August 31, 2005, there were no assets held as collateral that, upon the occurrence of any triggering event or condition under a guarantee, the Company could obtain and liquidate to recover all or a portion of the amounts to be paid under a guarantee.

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

	Three Months Ended August 31,		Nine Months Ended August 31,
(In thousands, except per share amounts)	2005	2004	2005	2004
Numerator - Basic earnings per share:
Earnings from continuing operations	$337,253	224,988	763,251	565,273
Earnings from discontinued operations	—	234	10,745	612

Numerator for basic earnings per share - net earnings	$337,253	225,222	773,996	565,885

Numerator - Diluted earnings per share:
Earnings from continuing operations	$337,253	224,988	763,251	565,273
Interest on zero-coupon convertible senior subordinated notes due 2021, net of tax	1,952	2,142	6,389	6,376

Numerator for diluted earnings per share from continuing operations	339,205	227,130	769,640	571,649
Numerator for diluted earnings per share from discontinued operations	—	234	10,745	612

Numerator for diluted earnings per share - net earnings	$339,205	227,364	780,385	572,261

Denominator:
Denominator for basic earnings per share - weighted average shares	155,048	155,449	154,828	155,316
Effect of dilutive securities:
Employee stock options and restricted stock	2,757	2,604	2,650	3,125
Zero-coupon convertible senior subordinated notes due 2021	7,112	8,969	8,350	8,969

Denominator for diluted earnings per share	164,917	167,022	165,828	167,410

Basic earnings per share:
Earnings from continuing operations	$2.18	1.45	4.93	3.64
Earnings from discontinued operations	0.00	0.00	0.07	0.00

Net earnings	$2.18	1.45	5.00	3.64

Diluted earnings per share:
Earnings from continuing operations	$2.06	1.36	4.64	3.42
Earnings from discontinued operations	0.00	0.00	0.07	0.00

Net earnings	$2.06	1.36	4.71	3.42

Anti-dilutive options outstanding at August 31, 2005 and 2004 were not material.

(6) Earnings Per Share – (Continued)

In 2001, the Company issued zero-coupon convertible senior subordinated notes due 2021, (“Convertible Notes”). The indenture relating to the Convertible Notes provides that the Convertible Notes are convertible into the Company’s Class A common stock during limited periods after the market price of the Company’s Class A common stock exceeds 110% of the accreted conversion price at the rate of 14.2 Class A common shares per $1,000 face amount of notes at maturity, which would total 9.0 million shares. For this purpose, the “market price” is the average closing price of the Company’s Class A common stock over the last twenty trading days of a fiscal quarter.

Other events that would cause the Convertible Notes to be convertible are: (a) a call of the Convertible Notes for redemption; (b) the credit ratings assigned to the Convertible Notes by any two of Moody’s Investors Service, Inc., Standard & Poor’s Ratings Services and Fitch Ratings are two rating levels below the initial rating; (c) a distribution to all holders of the Company’s Class A common stock of options expiring within 60 days entitling the holders to purchase common stock for less than its quoted price; or (d) a distribution to all holders of the Company’s Class A common stock of common stock, assets, debt, securities or rights to purchase securities with a per share value exceeding 15% of the closing price of the Class A common stock on the day preceding the declaration date for the distribution.

During the three months ended August 31, 2005, $268.0 million face value of Convertible Notes were converted to 3.8 million shares of the Company’s Class A common stock. The weighted average of these shares is included in the calculation of basic earnings per share for the three and nine months ended August 31, 2005. The calculation of diluted earnings per share included 7.1 million and 8.4 million shares, respectively, for the three and nine months ended August 31, 2005, compared to 9.0 million shares for the three and nine months ended August 31, 2004, respectively, related to the dilutive effect of non-converted Convertible Notes.

(7) Financial Services

The assets and liabilities related to the Company’s Financial Services Division (the “Division”) were as follows:

(In thousands)	August 31, 2005	November 30, 2004 (1)
Assets:
Cash	$130,587	105,469
Receivables, net	399,423	513,089
Loans held-for-sale, net	431,258	447,607
Loans held-for-investment, net	149,208	29,248
Title plants	19,399	18,361
Investment securities held-to-maturity	26,171	31,574
Goodwill, net	57,988	56,019
Other (including limited-purpose finance subsidiaries)	53,801	57,090

Total assets	$1,267,835	1,258,457

Liabilities:
Notes and other debts payable	$862,715	896,934
Other (including limited-purpose finance subsidiaries)	154,995	141,544

Total liabilities	$1,017,710	1,038,478

(1)	In May 2005, the Company sold a subsidiary of the Division’s title company. As of August 31, 2005, the Division had no remaining assets or liabilities related to discontinued operations. As of November 30, 2004, assets and liabilities related to discontinued operations were $1.0 million (primarily cash and investment securities) and $0.3 million (other liabilities), respectively.

(7) Financial Services – (Continued)

At August 31, 2005, the Division had warehouse lines of credit totaling $1.1 billion to fund its mortgage loan activities. Borrowings under the facilities were $830.0 million at August 31, 2005. The warehouse lines of credit mature in April 2007 ($600 million) and in August 2006 ($500 million), at which time the Division expects the facilities to be renewed. At August 31, 2005, the Division had advances under a conduit funding agreement with a major financial institution amounting to $14.2 million. The Division also has a $25 million revolving line of credit with a bank that matures in August 2006, at which time the Division expects the line of credit to be renewed. Borrowings under the line of credit were $18.6 million at August 31, 2005.

(8) Cash

Cash as of August 31, 2005 and November 30, 2004 included $77.0 million and $127.3 million, respectively, of cash held in escrow for approximately three days.

(9) Debt

In June 2005, the Company replaced its senior unsecured credit facilities (the “Credit Facilities”) with a new senior unsecured credit facility (the “New Facility”). The New Facility consists of a $1.7 billion revolving credit facility maturing in June 2010. The New Facility also includes access to an additional $500 million via an accordion feature, under which the New Facility may be increased to $2.2 billion, subject to additional commitments. The Company repaid the outstanding balance under the Credit Facilities with borrowings under the New Facility. During the three months ended August 31, 2005, the commitment under the New Facility’s revolving credit facility was increased by $40 million via access of the accordion feature, reducing the access to additional commitments under the accordion feature to $460 million as of August 31, 2005. The New Facility is guaranteed by substantially all of the Company’s subsidiaries other than finance company subsidiaries (which include mortgage and title insurance subsidiaries). Interest rates on outstanding borrowings are LIBOR-based, with margins determined based on changes in the Company’s leverage ratio and credit ratings, or to an alternate base rate, as described in the credit agreement. At August 31, 2005, $473.0 million was outstanding under the New Facility.

The Company has a structured letter of credit facility (the “LC Facility”) with a financial institution. The purpose of the LC Facility is to facilitate the issuance of up to $200 million of letters of credit on a senior unsecured basis. In connection with the transaction, the financial institution issued $200 million of their senior notes, which were linked to the Company’s performance on the LC Facility. If there is an event of default under the LC Facility, including the Company’s failure to reimburse a draw against an issued letter of credit, the financial institution would assign its claim against the Company, to the extent of the amount due and payable by the Company under the LC Facility, to its noteholders in lieu of their principal repayment on their performance-linked notes.

(9) Debt – (Continued)

In June 2005, the Company entered into a letter of credit facility with a financial institution. The purpose of the letter of credit facility is to facilitate the issuance of up to $150 million of letters of credit on a senior unsecured basis through the facility’s expiration date of June 2008.

At August 31, 2005, the Company had letters of credit outstanding in the amount of $1.1 billion, which included $192.6 million outstanding under the LC Facility and $148.3 million outstanding under the letter of credit facility entered into in June 2005. The majority of these letters of credit are posted with regulatory bodies to guarantee the Company’s performance of certain development and construction activities or are posted in lieu of cash deposits on option contracts. Of the Company’s total letters of credit outstanding, $227.5 million were collateralized against certain borrowings available under the New Facility.

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

In July 2005, the Company sold an additional $200 million of Senior Notes at a price of 101.407% in a private placement. The sale was made in addition to the Company’s $300 million private placement of Senior Notes that it completed in April 2005. Proceeds from the offering, after initial purchaser’s discount and expenses, were $203.9 million. The Company added the proceeds to the Company’s working capital to be used for general corporate purposes. Interest on the Senior Notes is due semi-annually. The Senior Notes are unsecured and unsubordinated. Substantially all of the Company’s subsidiaries other than finance company subsidiaries guaranteed the Senior Notes. At August 31, 2005, the carrying value of the Senior Notes sold in April and July 2005 was $502.1 million.

The Company has agreed to exchange the Senior Notes for notes (the “Exchange Notes”) that were registered in October 2005 under the Securities Act of 1933, as amended. The Exchange Notes will have substantially identical terms as the Senior Notes, except that the Exchange Notes will not include transfer restrictions that are applicable to the Senior Notes.

In September 2005, the Company sold $300 million of 5.125% senior notes due 2010 (the “New Senior Notes”) at a price of 99.905% in a private placement. Proceeds from the offering, after initial purchaser’s discount and expenses, were $298.2 million. The Company added the proceeds to the Company’s working capital to be used for general corporate purposes. Interest on the New Senior Notes is due semi-annually. The New Senior Notes are unsecured and unsubordinated. Substantially all of the Company’s subsidiaries other than finance company subsidiaries guaranteed the New Senior Notes. The Company has agreed to exchange the New Senior Notes for notes (the “New Exchange Notes”), which will be registered under the Securities Act of 1933, as amended. The New Exchange Notes will have substantially identical terms as the New Senior Notes, except that the New Exchange Notes will not include transfer restrictions that are applicable to the New Senior Notes.

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

	Three Months Ended August 31,		Nine Months Ended August 31,
(In thousands)	2005	2004	2005	2004
Warranty reserve, beginning of period	$116,388	113,642	116,826	116,571
Provision	45,423	45,798	116,363	97,719
Payments	(40,216)	(52,789)	(111,594)	(107,639)

Warranty reserve, end of period	$121,595	106,651	121,595	106,651

(11) Stockholders’ Equity

The Company’s Board of Directors previously authorized a stock repurchase program to permit future purchases of up to 20 million shares of the Company’s outstanding common stock. During the nine months ended August 31, 2005, the Company repurchased a total of 4.4 million shares of its outstanding Class A common stock under the stock repurchase program for an aggregate purchase price of $232.2 million, or $53.26 per share. During the three months ended August 31, 2005, the Company did not repurchase shares of stock under the program. As of August 31, 2005, 13.2 million shares of common stock can be repurchased in the future under the program.

At August 31, 2005, the Company had a shelf registration statement effective under the Securities Act of 1933, as amended, under which it could sell to the public up to $1.0 billion, increased from $320 million in June 2005, of debt securities, common stock, preferred stock or other securities. At August 31, 2005, the Company had another shelf registration statement effective under the Securities Act of 1933, as amended, under which it could issue up to $400 million of equity or debt securities in connection with acquisitions of companies or interests in companies, businesses or assets.

During the three and nine months ended August 31, 2005, the Company issued 0.3 million and 1.8 million shares, respectively, of its common stock as a result of stock option exercises.

(12) Comprehensive Income

Comprehensive income represents changes in stockholders’ equity from non-owner sources. The components of comprehensive income were as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
(Dollars in thousands)	2005	2004	2005	2004
Net earnings	$337,253	225,222	773,996	565,885
Unrealized gain (loss) on interest rate swaps, net of 37.75% tax effect	2,002	(1,173)	6,629	3,081
Unrealized gain (loss) on available-for-sale investment securities, net of 37.75% tax effect	(21)	337	168	—

Comprehensive income	$339,234	224,386	780,793	568,966

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

Unconsolidated Entities

At August 31, 2005, the Company had investments in and advances to unconsolidated entities established to acquire and develop land for sale to the Company in connection with its homebuilding operations, for sale to third parties or for the construction of homes for sale to third-party homebuyers. The Company evaluated all its partnership agreements entered into (or that had reconsideration events) during the nine months ended August 31, 2005 under FIN 46(R), and as a result, the Company consolidated entities under FIN 46(R) that at August 31, 2005 had total combined assets and liabilities of $9.8 million and $0.1 million, respectively.

At August 31, 2005, the Company’s investment in unconsolidated entities was $1.2 billion. The Company’s estimated maximum exposure to loss with regard to unconsolidated entities was its investments in these entities in addition to the exposure under the guarantees discussed in Note 5.

Option Contracts

The Company evaluated all its option contracts for land and determined it was the primary beneficiary of certain of these option contracts. Although the Company does not have legal title to the optioned land, under FIN 46(R), the Company, if it is deemed to be the primary beneficiary, is required to consolidate the land under option at the purchase price of the optioned land. During the nine months ended August 31, 2005, the effect of the consolidation of these option contracts was an increase of $348.2 million to consolidated inventory not owned with a

(13) Consolidation of Variable Interest Entities – (Continued)

corresponding increase to liabilities related to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of August 31, 2005. This increase was offset primarily by the Company exercising its options to acquire land under certain contracts previously consolidated under FIN 46(R) and deconsolidation of certain option contracts due to reconsideration events, resulting in a net increase in consolidated inventory not owned of $67.5 million. To reflect the purchase price of the inventory consolidated under FIN 46(R), the Company reclassified $100.3 million of related option deposits from land under development to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of August 31, 2005. The liabilities related to consolidated inventory not owned represent the difference between the purchase price of the optioned land and the Company’s cash deposits.

At August 31, 2005, the Company’s exposure to loss related to its option contracts with third parties and unconsolidated entities represented its non-refundable deposits and advanced costs totaling $532.4 million. Additionally, the Company posts letters of credit in lieu of cash deposits under certain option deposits.

(14) New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”). SFAS No. 123(R) establishes accounting standards for transactions in which a company exchanges its equity instruments for goods or services. In particular, this Statement will require companies to record compensation expense for all share-based payments, such as employee stock options, at fair market value. This Statement’s effective date is the first quarter of the first fiscal year that begins after June 15, 2005 (the Company’s fiscal quarter beginning December 1, 2005). The Company estimates that the adoption of SFAS No. 123(R) will result in a charge to net earnings of approximately $0.09 per share diluted for the year ending November 30, 2006.

In March 2005, the SEC released Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB No. 107”). SAB No. 107 provides the SEC staff position regarding the application of SFAS No. 123(R). SAB No. 107 contains interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB No. 107 also highlights the importance of disclosures made related to the accounting for share-based payment transactions.

(15) Supplemental Financial Information

The Company’s obligations to pay principal, premium, if any, and interest under the New Facility, senior floating-rate notes due 2007, senior floating-rate notes due 2009, 7 5/8% senior notes due 2009, 5.95% senior notes due 2013, 5.50% senior notes due 2014 and 5.60% senior notes due 2015 are guaranteed by substantially all of the Company’s subsidiaries other than finance company subsidiaries. The guarantees are full and unconditional and the guarantor subsidiaries are 100% directly or indirectly owned by Lennar Corporation. The Company has determined that separate, full financial statements of the guarantors would not be material to investors and, accordingly, supplemental financial information for the guarantors is presented as follows:

Condensed Consolidating Balance Sheet

August 31, 2005

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Homebuilding:
Cash and receivables, net	$31,404	329,009	11,767	—	372,180
Inventories	—	7,564,025	160,285	—	7,724,310
Investments in unconsolidated entities	—	1,194,512	—	—	1,194,512
Other assets	100,010	208,069	89,801	—	397,880
Investments in subsidiaries	6,226,566	442,000	—	(6,668,566)	—

	6,357,980	9,737,615	261,853	(6,668,566)	9,688,882
Financial services	—	28,931	1,240,015	(1,111)	1,267,835

Total assets	$6,357,980	9,766,546	1,501,868	(6,669,677)	10,956,717

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable and other liabilities	$629,322	1,421,332	134,884	—	2,185,538
Liabilities related to consolidated inventory not owned	—	253,826	—	—	253,826
Senior notes and other debts payable	2,505,692	263,773	11,977	(1,111)	2,780,331
Intercompany	(1,496,346)	1,595,906	(99,560)	—	—

	1,638,668	3,534,837	47,301	(1,111)	5,219,695
Financial services	—	5,143	1,012,567	—	1,017,710

Total liabilities	1,638,668	3,539,980	1,059,868	(1,111)	6,237,405

Stockholders’ equity	4,719,312	6,226,566	442,000	(6,668,566)	4,719,312

Total liabilities and stockholders’ equity	$6,357,980	9,766,546	1,501,868	(6,669,677)	10,956,717

(15) Supplemental Financial Information – (Continued)

Condensed Consolidating Balance Sheet

November 30, 2004

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Homebuilding:
Cash and receivables, net	$1,116,366	303,594	55,797	—	1,475,757
Inventories	—	4,900,834	241,236	—	5,142,070
Investments in unconsolidated entities	—	856,422	—	—	856,422
Other assets	98,823	308,364	25,387	—	432,574
Investments in subsidiaries	4,984,722	578,836	—	(5,563,558)	—

	6,199,911	6,948,050	322,420	(5,563,558)	7,906,823
Financial services	—	27,956	1,230,501	—	1,258,457

Total assets	$6,199,911	6,976,006	1,552,921	(5,563,558)	9,165,280

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable and other liabilities	$725,061	1,003,742	101,244	—	1,830,047
Liabilities related to consolidated inventory not owned	—	222,769	—	—	222,769
Senior notes and other debts payable	1,945,344	23,636	52,034	—	2,021,014
Intercompany	(523,466)	734,156	(210,690)	—	—

	2,146,939	1,984,303	(57,412)	—	4,073,830
Financial services	—	6,981	1,031,497	—	1,038,478

Total liabilities	2,146,939	1,991,284	974,085	—	5,112,308

Stockholders’ equity	4,052,972	4,984,722	578,836	(5,563,558)	4,052,972

Total liabilities and stockholders’ equity	$6,199,911	6,976,006	1,552,921	(5,563,558)	9,165,280

(15) Supplemental Financial Information – (Continued)

Condensed Consolidating Statement of Earnings

Three Months Ended August 31, 2005

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Homebuilding	$—	3,268,484	77,524	—	3,346,008
Financial services	—	2,879	158,669	(9,224)	152,324

Total revenues	—	3,271,363	236,193	(9,224)	3,498,332

Costs and expenses:
Homebuilding	—	2,752,540	56,086	(1,400)	2,807,226
Financial services	—	3,049	121,093	(6,757)	117,385
Corporate general and administrative	45,744	—	—	—	45,744

Total costs and expenses	45,744	2,755,589	177,179	(8,157)	2,970,355

Equity in earnings from unconsolidated entities	—	16,793	—	—	16,793

Management fees and other income (expense), net	(1,067)	(3,940)	942	1,067	(2,998)

Earnings (loss) from continuing operations before provision (benefit) for income taxes	(46,811)	528,627	59,956	—	541,772
Provision (benefit) for income taxes	(17,672)	199,557	22,634	—	204,519

Earnings (loss) from continuing operations	(29,139)	329,070	37,322	—	337,253
Equity in earnings from subsidiaries	366,392	37,322	—	(403,714)	—

Net earnings	$337,253	366,392	37,322	(403,714)	337,253

Condensed Consolidating Statement of Earnings

Three Months Ended August 31, 2004

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Homebuilding	$—	2,592,128	29,310	—	2,621,438
Financial services	—	4,613	130,213	(8,935)	125,891

Total revenues	—	2,596,741	159,523	(8,935)	2,747,329

Costs and expenses:
Homebuilding	—	2,262,534	7,279	(1,112)	2,268,701
Financial services	—	5,480	105,304	(7,823)	102,961
Corporate general and administrative	34,184	—	—	—	34,184

Total costs and expenses	34,184	2,268,014	112,583	(8,935)	2,405,846

Equity in earnings from unconsolidated entities	—	9,685	—	—	9,685

Management fees and other income, net	—	10,258	—	—	10,258

Earnings (loss) from continuing operations before provision (benefit) for income taxes	(34,184)	348,670	46,940	—	361,426
Provision (benefit) for income taxes	(12,807)	131,622	17,623	—	136,438

Earnings (loss) from continuing operations	(21,377)	217,048	29,317	—	224,988
Earnings from discontinued operations, net of tax	—	—	234	—	234
Equity in earnings from subsidiaries	246,599	29,551	—	(276,150)	—

Net earnings	$225,222	246,599	29,551	(276,150)	225,222

(15) Supplemental Financial Information – (Continued)

Condensed Consolidating Statement of Earnings

Nine Months Ended August 31, 2005

(Dollars in thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Homebuilding	$—	8,141,467	295,794	—	8,437,261
Financial services	—	7,766	416,417	(24,407)	399,776

Total revenues	—	8,149,233	712,211	(24,407)	8,837,037

Costs and expenses:
Homebuilding	—	6,964,490	218,187	(3,001)	7,179,676
Financial services	—	8,485	340,061	(18,958)	329,588
Corporate general and administrative	123,731	—	—	—	123,731

Total costs and expenses	123,731	6,972,975	558,248	(21,959)	7,632,995

Equity in earnings from unconsolidated entities	—	54,679	—	—	54,679

Management fees and other income (expense), net	(2,448)	1,158	1,135	2,448	2,293

Loss on redemption of 9.95% senior notes	34,908	—	—	—	34,908

Earnings (loss) from continuing operations before provision (benefit) for income taxes	(161,087)	1,232,095	155,098	—	1,226,106
Provision (benefit) for income taxes	(60,811)	465,116	58,550	—	462,855

Earnings (loss) from continuing operations	(100,276)	766,979	96,548	—	763,251
Earnings from discontinued operations, net of tax	—	—	10,745	—	10,745
Equity in earnings from subsidiaries	874,272	107,293	—	(981,565)	—

Net earnings	$773,996	874,272	107,293	(981,565)	773,996

Condensed Consolidating Statement of Earnings

Nine Months Ended August 31, 2004

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Homebuilding	$—	6,560,233	29,310	—	6,589,543
Financial services	—	15,263	364,779	(18,044)	361,998

Total revenues	—	6,575,496	394,089	(18,044)	6,951,541

Costs and expenses:
Homebuilding	—	5,735,469	7,701	(2,282)	5,740,888
Financial services	—	10,791	289,358	(15,762)	284,387
Corporate general and administrative	94,113	—	—	—	94,113

Total costs and expenses	94,113	5,746,260	297,059	(18,044)	6,119,388

Equity in earnings from unconsolidated entities	—	28,920	—	—	28,920
Management fees and other income, net	—	46,995	—	—	46,995

Earnings (loss) from continuing operations before provision (benefit) for income taxes	(94,113)	905,151	97,030	—	908,068
Provision (benefit) for income taxes	(35,526)	341,694	36,627	—	342,795

Earnings (loss) from continuing operations	(58,587)	563,457	60,403	—	565,273
Earnings from discontinued operations, net of tax	—	—	612	—	612
Equity in earnings from subsidiaries	624,472	61,015	—	(685,487)	—

Net earnings	$565,885	624,472	61,015	(685,487)	565,885

(15) Supplemental Financial Information – (Continued)

Condensed Consolidating Statement of Cash Flows

Nine Months Ended August 31, 2005

(Dollars in thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net earnings from continuing operations	$773,996	874,272	96,548	(981,565)	763,251
Net earnings from discontinued operations	—	—	10,745	—	10,745
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities	(869,199)	(1,830,842)	64,573	982,676	(1,652,792)

Net cash provided by (used in) operating activities	(95,203)	(956,570)	171,866	1,111	(878,796)

Cash flows from investing activities:
Increase in investments in unconsolidated entities, net	—	(388,965)	—	—	(388,965)
Acquisitions, net of cash acquired	—	(215,599)	(1,970)	—	(217,569)
Other	(3,894)	(8,941)	18,780	—	5,945

Net cash provided by (used in) investing activities	(3,894)	(613,505)	16,810	—	(600,589)

Cash flows from financing activities:
Net repayments under financial services short-term debt	—	—	(34,219)	—	(34,219)
Net borrowings under revolving credit facilities	473,000	—	—	—	473,000
Net proceeds from issuance of 5.60% senior notes	499,127	—	—	—	499,127
Redemption of 9.95% senior notes	(337,731)	—	—	—	(337,731)
Proceeds from other borrowings	—	53,198	—	(22,858)	30,340
Principal payments on other borrowings	—	(61,994)	(40,023)	21,747	(80,270)
Common stock:
Issuances	35,266	—	—	—	35,266
Repurchases	(246,554)	—	—	—	(246,554)
Dividends	(64,099)	—	—	—	(64,099)
Intercompany	(1,340,452)	1,473,244	(132,792)	—	—

Net cash provided by (used in) financing activities	(981,443)	1,464,448	(207,034)	(1,111)	274,860

Net decrease in cash	(1,080,540)	(105,627)	(18,358)	—	(1,204,525)

Cash at beginning of period	1,111,944	154,731	160,713	—	1,427,388

Cash at end of period	$31,404	49,104	142,355	—	222,863

(15) Supplemental Financial Information – (Continued)

Condensed Consolidating Statement of Cash Flows

Nine Months Ended August 31, 2004

(as restated – See Note 1)

(Dollars in thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net earnings from continuing operations	$565,885	624,472	60,403	(685,487)	565,273
Net earnings from discontinued operations	—	—	612	—	612
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities	(466,637)	(1,236,738)	177,251	697,741	(828,383)

Net cash provided by (used in) operating activities	99,248	(612,266)	238,266	12,254	(262,498)

Cash flows from investing activities:
Increase in investments in unconsolidated entities, net	—	(416,038)	—	—	(416,038)
Acquisitions, net of cash acquired	—	(93,082)	(10,942)	—	(104,024)
Other	(13,676)	(10,505)	(9,157)	—	(33,338)

Net cash used in investing activities	(13,676)	(519,625)	(20,099)	—	(553,400)

Cash flows from financing activities:
Net repayments under financial services short-term debt	—	—	(173,573)	—	(173,573)
Net proceeds from issuance of 5.50% senior notes	245,480	—	—	—	245,480
Net proceeds from issuance of senior floating-rate notes	497,800	—	—	—	497,800
Net borrowings (repayments) under term loan B and other borrowings	(296,000)	(75,471)	56	(12,254)	(383,669)
Common stock:
Issuances	13,050	—	—	—	13,050
Repurchases	(113,582)	—	—	—	(113,582)
Dividends	(58,466)	—	—	—	(58,466)
Intercompany	(943,318)	941,815	1,503	—	—

Net cash provided by (used in) financing activities	(655,036)	866,344	(172,014)	(12,254)	27,040

Net increase (decrease) in cash	(569,464)	(265,547)	46,153	—	(788,858)
Cash at beginning of period	893,503	306,708	69,574	—	1,269,785

Cash at end of period	$324,039	41,161	115,727	—	480,927

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included under Item 1 of this document, our consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for our fiscal year ended November 30, 2004 and our Current Report on Form 8-K dated October 17, 2005.

As discussed in Note 1 to the condensed consolidated financial statements, subsequent to the issuance of our condensed consolidated financial statements for the quarterly period ended May 31, 2005, management determined that our condensed consolidated statement of cash flows (including the condensed consolidating statement of cash flows included in Note 15) for the nine months ended August 31, 2004, should be restated to reclassify $73.0 million from “cash flows from investing activities” to “cash flows from operating activities” as this amount relates to distributions of earnings received from unconsolidated entities in which we have investments that are accounted for by the equity method. The restatement does not affect the net change in cash for the nine months ended August 31, 2004 and has no impact on our condensed consolidated balance sheet as of August 31, 2004 or condensed consolidated statements of earnings and related earnings per share amounts for the three and nine months ended August 31, 2004. The Financial Condition and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations has been updated to reflect this restatement.

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

While we may be negatively impacted by factors including higher interest rates, higher building costs, unusual weather conditions, shortages of labor and certain building materials, increasing inventory levels in the industry and speculative buying, we believe we will be able to manage these challenges through favorable pricing conditions in strategic markets and through continued efforts to control costs. Also, our strong balance sheet and access to capital afford us the opportunity to continue to build on our strong record of growth in existing markets while we continue to look for opportunities to grow into new markets.

(1) Results of Operations

Overview

We have historically experienced, and expect to continue to experience, variability in quarterly results. Our results of operations for the three and nine months ended August 31, 2005 are not necessarily indicative of the results to be expected for the full year.

Earnings from continuing operations were $337.3 million, or $2.06 per share diluted ($2.18 per share basic), in the third quarter of 2005, compared to $225.0 million, or $1.36 per share diluted ($1.45 per share basic), in the third quarter of 2004. For the nine months ended August 31, 2005, earnings from continuing operations were $763.3 million, or $4.64 per share diluted ($4.93 per share basic), compared to $565.3 million, or $3.42 per share diluted ($3.64 per share basic), in 2004.

Homebuilding

The following tables set forth selected financial and operational information related to our Homebuilding Division for the periods indicated:

Selected Financial and Operational Data

(Dollars in thousands, except average sales price)	Three Months Ended August 31,		Nine Months Ended August 31,
	2005	2004	2005	2004
Revenues:

Sales of homes	$3,216,186	2,475,355	8,053,105	6,202,159
Sales of land	129,822	146,083	384,156	387,384

Total revenues	3,346,008	2,621,438	8,437,261	6,589,543

Costs and expenses:

Cost of homes sold	2,369,738	1,908,815	6,008,132	4,778,115
Cost of land sold	83,413	92,159	241,542	241,293
Selling, general and administrative	354,075	267,727	930,002	721,480

Total costs and expenses	2,807,226	2,268,701	7,179,676	5,740,888

Equity in earnings from unconsolidated entities	16,793	9,685	54,679	28,920
Management fees and other income (expense), net	(2,998)	10,258	2,293	46,995

Operating earnings	$552,577	372,680	1,314,557	924,570

Gross margin on home sales	26.3%	22.9%	25.4%	23.0%
Selling, general and administrative expenses as a % of revenues from home sales	11.0%	10.8%	11.5%	11.6%

Operating margin as a % of revenues from home sales	15.3%	12.1%	13.8%	11.3%

Average sales price	$306,000	269,000	298,000	264,000

Summary of Home and Backlog Data By Region

At August 31, 2005, our market regions consisted of homebuilding divisions located in the following states: East: Florida, Maryland, Virginia, New Jersey, North Carolina and South Carolina. Central: Texas, Illinois and Minnesota. West: California, Colorado, Arizona and Nevada.

Deliveries	Three Months Ended August 31,		At or for the Nine Months Ended August 31,
	2005	2004	2005	2004
East	3,172	2,751	8,078	7,293
Central	3,541	3,102	8,791	7,587
West	4,224	3,562	11,087	9,116

Total	10,937	9,415	27,956	23,996

Of the total deliveries listed above, 434 and 925, respectively, represent deliveries from unconsolidated entities for the three and nine months ended August 31, 2005, compared to 202 and 523 deliveries in the same periods last year.

New Orders
East	3,196	2,851	9,663	10,163
Central	3,517	3,054	10,208	8,379
West	4,901	3,433	13,298	10,965

Total	11,614	9,338	33,169	29,507

Of the total new orders listed above, 219 and 971, respectively, represent new orders from unconsolidated entities for the three and nine months ended August 31, 2005, compared to 541 and 1,351 new orders in the same periods last year.

Backlog – Homes
East	9,220	9,053
Central	3,984	3,289
West	8,614	7,252

Total	21,818	19,594

Of the total homes in backlog listed above, 1,401 represents homes in backlog from unconsolidated entities at August 31, 2005, compared to 1,728 homes in backlog at August 31, 2004.

Backlog – Dollar Value (In thousands)
East	$3,253,404	2,515,212
Central	963,388	799,099
West	3,926,360	2,828,282

Total	$8,143,152	6,142,593

Of the total dollar value of homes in backlog listed above, $593,238 represents the backlog dollar value from unconsolidated entities at August 31, 2005, compared to $703,856 of backlog dollar value at August 31, 2004.

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

The number of homesites owned and homesites to which we had access through option contracts with third parties or joint ventures (“JVs”) (i.e., controlled homesites) for each of our market regions were as follows:

August 31, 2005	Owned	Controlled		Total
		Optioned	JVs
East	34,005	54,329	21,636	109,970
Central	25,702	15,137	19,440	60,279
West	38,159	40,324	54,267	132,750

Total	97,866	109,790	95,343	302,999

August 31, 2004	Owned	Controlled		Total
		Optioned	JVs
East	24,857	42,960	15,546	83,363
Central	24,451	21,513	14,732	60,696
West	41,921	30,450	39,405	111,776

Total	91,229	94,923	69,683	255,835

At August 31, 2005, 18% of the homesites we owned were subject to home purchase contracts. At August 31, 2005, our backlog of sales contracts was 21,818 homes ($8.1 billion), compared to 19,594 homes ($6.1 billion) at August 31, 2004. The increase in the backlog of homes was primarily attributable to our growth and strong demand for our homes, which resulted in higher new orders in 2005, compared to 2004. As a result of our growth, inventories, excluding consolidated inventory not owned, increased 52% from November 30, 2004 to August 31, 2005.

Three Months Ended August 31, 2005 versus Three Months Ended August 31, 2004

Revenues from home sales increased 30% in the third quarter of 2005 to $3.2 billion from $2.5 billion in 2004. Revenues were higher primarily due to a 14% increase in the number of new home deliveries and a 14% increase in the average sales price of homes delivered in the third quarter of 2005. New home deliveries, excluding unconsolidated entities, increased to 10,503 homes in the third quarter of 2005 from 9,213 homes last year. In the third quarter of 2005, new home deliveries were higher in each of our regions, compared to 2004. The average sales price of new homes delivered increased to $306,000 in the third quarter of 2005 from $269,000 in 2004.

Gross margins on home sales were $846.4 million, or 26.3%, in the third quarter of 2005, compared to $566.5 million, or 22.9%, in 2004. Gross margin percentage on home sales increased 340 basis points primarily due to favorable pricing conditions. The most significant impact on the margin improvement came from Arizona, California, Florida, Maryland/Virginia, Nevada and Texas.

Homebuilding interest expense (primarily included in cost of homes sold and cost of land sold) was $44.2 million for the three months ended August 31, 2005, compared to $33.7 million in the same period last year. The increase in homebuilding interest expense was primarily due to an increase in the number of new home deliveries, as well as land sales.

Selling, general and administrative expenses as a percentage of revenues from home sales were 11.0% in the third quarter of 2005, compared to 10.8% in 2004.

Gross profit on land sales totaled $46.4 million in the third quarter of 2005, compared to $53.9 million in 2004. Some of these land sales were from consolidated joint ventures, which resulted in minority interest expense. Minority interest expense from these land sales and other activities of the consolidated joint ventures was $13.2 million and $7.2 million, respectively, in the third quarter of 2005 and 2004 and is included in management fees and other income (expense), net. Management fees and other income (expense), net, totaled ($3.0) million in the third quarter of 2005, compared to $10.3 million in 2004. Equity in earnings from unconsolidated entities was $16.8 million in the third quarter of 2005, compared to $9.7 million last year. Sales of land, equity in earnings from unconsolidated entities and management fees and other income (expense), net may vary significantly from period to period depending on the timing of land sales and other transactions entered into by us and unconsolidated entities in which we have investments.

Nine Months Ended August 31, 2005 versus Nine Months Ended August 31, 2004

Revenues from home sales increased 30% in the nine months ended August 31, 2005 to $8.1 billion from $6.2 billion in 2004. Revenues were higher primarily due to a 15% increase in the number of new home deliveries and a 13% increase in the average sales price of homes delivered in 2005. New home deliveries, excluding unconsolidated entities, increased to 27,031 homes in the nine months ended August 31, 2005 from 23,473 homes last year. In the nine months ended August 31, 2005, new home deliveries were higher in each of our regions, compared to 2004. The average sales price of new homes delivered increased to $298,000 in the nine months ended August 31, 2005 from $264,000 in 2004.

Gross margins on home sales were $2.0 billion, or 25.4%, in the nine months ended August 31, 2005, compared to $1.4 billion, or 23.0%, in 2004. Gross margin percentage on home sales increased 240 basis points primarily due to favorable pricing conditions. The most significant impact to the margin improvement came from Arizona, California, Florida, Nevada and Texas.

Homebuilding interest expense (primarily included in cost of homes sold and cost of land sold) was $121.8 million for the nine months ended August 31, 2005, compared to $89.2 million in the same period last year. The increase in homebuilding interest expense was primarily due to an increase in the number of new home deliveries, as well as land sales.

Selling, general and administrative expenses as a percentage of revenues from home sales were 11.5% in the nine months ended August 31, 2005, compared to 11.6% in 2004.

Gross profit on land sales totaled $142.6 million in the nine months ended August 31, 2005, compared to $146.1 million in 2004. Some of these land sales were from consolidated joint ventures, which resulted in minority interest expense. Minority interest expense from these land sales and other activities of the consolidated joint ventures was $33.9 million and $7.8 million, respectively, in the nine months ended August 31, 2005 and 2004 and is included in management fees and other income, net. Management fees and other income, net, totaled $2.3 million in the nine months ended August 31, 2005, compared to $47.0 million in 2004. Equity in earnings from unconsolidated entities was $54.7 million in the nine months ended August 31, 2005, compared to $28.9 million last year. Sales of land, equity in earnings from unconsolidated entities and management fees and other income, net may vary significantly from period to period depending on the timing of land sales and other transactions entered into by us and unconsolidated entities in which we have investments.

Financial Services

Selected Financial and Operational Data

The following table presents selected financial and operational information related to our Financial Services Division for the periods indicated:

	Three Months Ended August 31,		Nine Months Ended August 31,
(Dollars in thousands)	2005	2004	2005	2004
Revenues	$152,324	125,891	399,776	361,998
Costs and expenses	117,385	102,961	329,588	284,387

Operating earnings from continuing operations	$34,939	22,930	70,188	77,611

Dollar value of mortgages originated	$2,494,000	1,922,000	6,422,000	5,095,000

Number of mortgages originated	11,300	9,900	29,900	26,500

Mortgage capture rate of Lennar homebuyers	64%	71%	67%	71%

Number of title and closing service transactions	51,000	47,200	138,500	139,200

Number of title policies issued	43,300	48,500	130,700	134,900

Three Months Ended August 31, 2005 versus Three Months Ended August 31, 2004

Operating earnings from continuing operations for our Financial Services Division were $34.9 million in the third quarter of 2005, compared to $22.9 million last year. The increase was primarily due to our title operations, which generated higher volume and profit per transaction in the third quarter of 2005, compared to 2004.

Nine Months Ended August 31, 2005 versus Nine Months Ended August 31, 2004

Operating earnings from continuing operations for our Financial Services Division were $70.2 million in the nine months ended August 31, 2005, compared to $77.6 million last year. The decrease was primarily due to reduced profitability from our mortgage operations as a result of a more competitive mortgage environment in 2005, as well as a $6.5 million pretax gain generated from monetizing a majority of our alarm monitoring contracts during 2004. This decrease was partially offset by improved profitability from our title operations in 2005.

Corporate General and Administrative Expenses

Corporate general and administrative expenses as a percentage of total revenues were 1.3% and 1.4% in the three and nine months ended August 31, 2005, respectively, compared to 1.2% and 1.4% in the same periods last year.

Loss on Redemption of 9.95% Senior Notes

In May 2005, we redeemed all of our outstanding 9.95% senior notes, which resulted in a $34.9 million pretax loss on redemption, or $0.13 per share diluted, for the nine months ended August 31, 2005.

Discontinued Operations

In 2005, we generated a $15.8 million pretax gain on the sale of a subsidiary of our Financial Services Division’s title company. As a result of the sale, the subsidiary’s results are presented as discontinued operations for the nine months ended August 31, 2005 and the three and nine months ended August 31, 2004. Earnings from discontinued operations for the nine months ended August 31, 2005 were $10.7 million, or $0.07 per share diluted, compared to $0.6 million in the prior year.

(2) Financial Condition and Capital Resources

At August 31, 2005, we had cash related to our homebuilding and financial services operations of $222.9 million, compared to $480.9 million at August 31, 2004. We finance our land acquisition and development activities, construction activities, financial services activities and general operating needs primarily with cash generated from our operations and public debt issuances, as well as cash borrowed under our revolving credit facilities and warehouse lines of credit.

Operating Cash Flow Activities

In the nine months ended August 31, 2005, cash flows used in operating activities totaled $878.8 million, compared to $262.5 million in the same period last year. This increase consists primarily of an increase in construction in progress to support a higher backlog, as well as significant fluctuations in financial services loans-held-for-sale and accounts payable and other liabilities, offset by net earnings and a change in receivables.

Investing Cash Flow Activities

Cash flows used in investing activities totaled $600.6 million in the nine months ended August 31, 2005, compared to $553.4 million in the same period last year. In the nine months ended August 31, 2005, we had net contributions of $389.0 million to unconsolidated entities, compared to $416.0 million in the same period last year. Additionally, we used $217.6 million of cash for acquisitions during the nine months ended August 31, 2005, compared to $104.0 million during the same period last year. The results of operations of acquired entities are included in our results of operations since their respective acquisition dates. We are always looking at the possibility of acquiring homebuilders and other companies. However, we have no agreements or understandings regarding any significant transactions.

Financing Cash Flow Activities

Homebuilding debt to total capital is a financial measure commonly used in the homebuilding industry and is presented to assist in understanding the leverage of our homebuilding operations. By providing a measure of leverage of our homebuilding operations, management believes that this enables readers of our financial statements to better understand our financial position and performance. Our homebuilding debt to total capital is calculated as follows:

	August 31,
(Dollars in thousands)	2005	2004
Homebuilding debt	$2,780,331	1,998,657
Stockholders’ equity	4,719,312	3,688,431

Total capital	$7,499,643	5,687,088

Homebuilding debt to total capital	37.1%	35.1%

The increase in the ratio primarily resulted from our use of cash to fund inventory additions to support future growth, as well as share repurchases under our stock repurchase program. In addition to the use of capital in our homebuilding and financial services operations, we actively evaluate various other uses of capital that fit into our homebuilding, financial services and general corporate strategies and appear to meet our profitability and return on capital requirements. This may include acquisitions of or investments in other entities, the payment of dividends or repurchases of our outstanding common stock or debt. These activities may be funded through any combination of our credit facilities, cash generated from operations, sales of assets or the issuance of public debt, common stock or preferred stock.

Our average debt outstanding was $2.7 billion during the nine months ended August 31, 2005, compared to $1.8 billion during the same period last year. The average rate for interest incurred was 5.6% in the nine months ended August 31, 2005, compared to 6.8% in the same period last year. Interest incurred for the nine months ended August 31, 2005 was $122.9 million, compared to $99.5 million in the same period last year. The majority of our short-term financing needs, including financings for land acquisition and development activities, construction activities and general operating needs, are met with cash generated from operations and funds available under our new senior unsecured credit facility (the “New Facility”), which replaced our senior unsecured credit facilities (the “Credit Facilities”) in June 2005. The New Facility consists of a $1.7 billion revolving credit facility maturing in June 2010. The New Facility also includes access to an additional $500 million via an accordion feature, under which the New Facility may be increased to $2.2 billion, subject to additional commitments. We repaid the outstanding balance under the Credit Facilities with borrowings under the New Facility. During the three months ended August 31, 2005, the commitment under the New Facility’s revolving credit facility was increased by $40 million via access of the accordion feature, reducing the access to additional commitments under the accordion feature to $460 million as of August 31, 2005. The New Facility is guaranteed by substantially all of our subsidiaries other than finance company subsidiaries (which include mortgage and title insurance subsidiaries). Interest rates on outstanding borrowings are LIBOR-based, with margins determined based on changes in our leverage ratio and credit ratings, or to an alternate base rate, as described in the credit agreement. At August 31, 2005, $473.0 million was outstanding under the New Facility. During the nine months ended August 31, 2005, the average daily borrowings under the Credit Facilities and the New Facility were $541.2 million.

We have a structured letter of credit facility (the “LC Facility”) with a financial institution. The purpose of the LC Facility is to facilitate the issuance of up to $200 million of letters of credit on a senior unsecured basis. In connection with the transaction, the financial institution issued $200 million of their senior notes, which were linked to our performance on the LC Facility. If there is an event of default under the LC Facility, including our failure to reimburse a draw against an issued letter of credit, the financial institution would assign its claim against us, to the extent of the amount due and payable by us under the LC Facility, to its noteholders in lieu of their principal repayment on their performance-linked notes.

In June 2005, we entered into a letter of credit facility with a financial institution. The purpose of the letter of credit facility is to facilitate the issuance of up to $150 million of letters of credit on a senior unsecured basis through the facility’s expiration date of June 2008.

At August 31, 2005, we had letters of credit outstanding in the amount of $1.1 billion, which includes $192.6 million outstanding under the LC Facility and $148.3 million outstanding under the letter of credit facility entered into in June 2005. The majority of these letters of credit are posted with regulatory bodies to guarantee our performance of certain development and construction activities or are posted in lieu of cash deposits on option contracts. Of our total letters of credit outstanding, $227.5 million were collateralized against certain borrowings available under the New Facility.

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

In July 2005, we sold an additional $200 million of Senior Notes at a price of 101.407% in a private placement. The sale was made in addition to our $300 million private placement of Senior Notes that we completed in April 2005. Proceeds from the offering, after initial purchaser’s discount and expenses, were $203.9 million. We added the proceeds to our working capital to be used for general corporate purposes. Interest on the Senior Notes is due semi-annually. The Senior Notes are unsecured and unsubordinated. Substantially all of our subsidiaries other than finance company subsidiaries guaranteed the Senior Notes. At August 31, 2005, the carrying value of the Senior Notes sold in April and July 2005 was $502.1 million.

We have agreed to exchange the Senior Notes for notes (the “Exchange Notes”) that were registered in October 2005 under the Securities Act of 1933, as amended. The Exchange Notes will have substantially identical terms as the Senior Notes, except that the Exchange Notes will not include transfer restrictions that are applicable to the Senior Notes.

In September 2005, we sold $300 million of 5.125% senior notes due 2010 (the “New Senior Notes”) at a price of 99.905% in a private placement. Proceeds from the offering, after initial purchaser’s discount and expenses, were $298.2 million. We added the proceeds to our working capital to be used for general corporate purposes. Interest on the New Senior Notes is due semi-annually. The New Senior Notes are unsecured and unsubordinated. Substantially all of our subsidiaries other than finance company subsidiaries guaranteed the New Senior Notes. We have agreed to exchange the New Senior Notes for notes (the “New Exchange Notes”), which will be registered under the Securities Act of 1933, as amended. The New Exchange Notes will have substantially identical terms as the New Senior Notes, except that the New Exchange Notes will not include transfer restrictions that are applicable to the New Senior Notes.

At August 31, 2005, our Financial Services Division had warehouse lines of credit totaling $1.1 billion to fund its mortgage loan activities. Borrowings under the facilities were $830.0 million at August 31, 2005. The warehouse lines of credit mature in April 2007 ($600 million) and in August 2006 ($500 million), at which time we expect the facilities to be renewed. At August 31, 2005, we had advances under a conduit funding agreement with a major financial institution amounting to $14.2 million. We also had a $25 million revolving line of credit with a bank that matures in August 2006, at which time we expect the line of credit to be renewed. Borrowings under the line of credit were $18.6 million at August 31, 2005.

Changes in Capital Structure

Our Board of Directors previously authorized a stock repurchase program to permit future purchases of up to 20 million shares of our outstanding common stock. During the nine months ended August 31, 2005, we repurchased a total of 4.4 million shares of our outstanding Class A common stock under our stock repurchase program for an aggregate purchase price of $232.2 million, or $53.26 per share. During the three months ended August 31, 2005, we did not repurchase shares of stock under the program. As of August 31, 2005, 13.2 million shares of common stock can be repurchased in the future under the program.

On August 15, 2005, we paid cash dividends of $0.1375 per share for both our Class A and Class B common stock to holders of record at the close of business on August 5, 2005, as declared by our Board of Directors on June 28, 2005. On September 30, 2005, our Board of Directors increased the annual dividend rate paid per share to $0.64 from $0.55 and declared a quarterly cash dividend of $0.16 per share for both our Class A and Class B common stock payable on November 17, 2005 to holders of record at the close of business on November 7, 2005.

In recent years, we have sold convertible and non-convertible debt into public markets, and at August 31, 2005, we had a shelf registration statement effective under the Securities Act of 1933, as amended, under which we could sell to the public up to $1.0 billion, increased from $320 million in June 2005, of debt securities, common stock, preferred stock or other securities. At August 31, 2005, we had another shelf registration statement effective under the Securities Act of 1933, as amended, under which we could issue up to $400 million of equity or debt securities in connection with acquisitions of companies or interests in companies, businesses or assets.

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

At August 31, 2005, the unconsolidated entities in which we had investments had total assets of $7.9 billion and total liabilities of $4.8 billion, which included $3.8 billion of notes and mortgages payable. In some instances, we and/or our partners have provided guarantees of debt of certain unconsolidated entities generally on a pro rata basis. At August 31, 2005, we had repayment guarantees of $244.4 million and limited maintenance guarantees of $679.9 million related to unconsolidated entity debt. When we and/or our partners provide a guarantee, the unconsolidated entity generally receives more favorable terms from its lenders than would otherwise be available to it. The limited maintenance guarantees only apply if an unconsolidated entity defaults on its loan arrangements and the value of the collateral (generally land and improvements) is less than a specified percentage of the loan balance. If we are required to make a payment under a limited maintenance guarantee to bring the value of the collateral up to the specified percentage of the loan balance, the payment would constitute a capital contribution or loan to the unconsolidated entity and increase our share of any funds the unconsolidated entity distributes. At August 31, 2005, there were no assets held as collateral that, upon the occurrence of any triggering event or condition under a guarantee, we could obtain and liquidate to recover all or a portion of the amounts to be paid under a guarantee.

Contractual Obligations and Commercial Commitments

During the third quarter of 2005, our obligations related to our homebuilding debt changed significantly. In particular, we issued $200 million of 5.60% senior notes due 2015 and we replaced our Credit Facilities with the New Facility as discussed under “Financing Cash Flow Activities.” The following summarizes our contractual debt obligations at August 31, 2005:

	Total	Payments Due by Period (In thousands)
Contractual Obligations		Three months ending November 30, 2005	December 1, 2005 through November 30, 2006	December 1, 2006 through November 30, 2008	December 1, 2008 through November 30, 2010	Thereafter
Homebuilding - Senior notes and other debts payable	$2,780,331	18,022	21,032	379,701	1,100,785	1,260,791
Financial Services - Notes and other debts payable (including limited-purpose finance subsidiaries)	865,397	844,145	18,570	—	—	2,682
Interest commitments under interest-bearing debt	719,569	37,242	114,399	205,255	138,254	224,419

Total contractual cash obligations related to debt	$4,365,297	899,409	154,001	584,956	1,239,039	1,487,892

We are subject to the usual obligations associated with entering into contracts (including option contracts) for the purchase, development and sale of real estate in the routine conduct of our business. Option contracts for the purchase of land enable us to defer acquiring portions of properties owned by third parties and unconsolidated entities until we are ready to build homes on them. This reduces our financial risk associated with land holdings. At August 31, 2005, we had access to approximately 205,000 homesites through option contracts with third parties and unconsolidated entities in which we had investments. At August 31, 2005, we had $532.4 million of non-refundable option deposits and advanced costs related to certain of these homesites.

We are committed, under various letters of credit, to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit under these arrangements totaled $1.1 billion at August 31, 2005. Additionally, we had outstanding performance and surety bonds related to site improvements at various projects with estimated costs to complete of $1.8 billion. We do not believe that draws upon these bonds, if any, will have a material effect on our financial position, results of operations or cash flows.

Our Financial Services Division had a pipeline of loans in process of $4.7 billion at August 31, 2005. To minimize credit risk, we use the same credit policies in the approval of our commitments as are applied to our lending activities. Loans in process for which interest rates were committed to the borrowers totaled $558.8 million as of August 31, 2005. Substantially all of these commitments were for periods of 60 days or less. Since a portion of our commitments is expected to expire without being exercised by the borrowers, the total commitments do not necessarily represent future cash requirements.

Our Financial Services Division uses mandatory mortgage-backed securities (“MBS”) forward commitments and MBS option contracts to hedge its interest rate exposure during the period from when it extends an interest rate lock to a loan applicant until the time at which the loan is sold to an investor. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk is managed by entering into MBS primarily with investment banks with primary dealer status and with permanent investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and current market value. At August 31, 2005, we had open commitments amounting to $378.0 million to sell MBS with varying settlement dates through November 2005.

(3) New Accounting Pronouncements

See Note 14 of our condensed consolidated financial statements included under Item 1 of this document for a discussion on new accounting pronouncements applicable to our company.

(4) Critical Accounting Policies

Effective December 1, 2004, as a result of the determination that we met all applicable requirements under Statement of Financial Accounting Standards (“SFAS”) No. 66, Accounting for Sales of Real Estate, we began to apply the percentage-of-completion method to our mid-to-high-rise condominium projects under construction. In accordance with SFAS No. 66, we record a portion of the value of condominium unit contracts as revenue when (1) construction is beyond a preliminary stage, (2) the buyer is committed to the extent of being unable to require a full refund except for non-delivery of the unit, (3) sufficient units have already been sold to assure the entire property will not revert to rental property, (4) sales prices are collectible and (5) aggregate sales proceeds and costs can be reasonably estimated. Revenue recognized under the percentage-of-completion method is calculated based upon the percentage of total costs incurred in relation to total estimated costs to complete, and is adjusted for estimated cancellations due to potential customer defaults. The change to the percentage-of-completion method did not have a material impact on our financial condition as of August 31, 2005, our results of operations for the three and nine months ended August 31, 2005 or our cash flows for the nine months ended August 31, 2005. Actual revenues and costs to complete construction in the future could differ from our current estimates. If our estimates of revenues and development costs change, then our revenues, cost of sales and related cumulative profits will be revised in the period that estimates change.

We believe that there have been no other significant changes to our critical accounting policies during the nine months ended August 31, 2005, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended November 30, 2004.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our investments, debt obligations, loans held-for-investment and loans held-for-sale. We utilize derivative instruments, including interest rate swaps, in conjunction with our overall strategy to manage our exposure to changes in interest rates. We also utilize forward commitments and option contracts to mitigate the risk associated with our mortgage loan portfolio.

During the third quarter of 2005, our market risks related to our homebuilding debt changed significantly. In particular, we issued $200 million of 5.60% senior notes due 2015 and we replaced our Credit Facilities with the New Facility as discussed under “Financing Cash Flow Activities.”

The following table provides information at August 31, 2005 about our significant derivative financial instruments and fixed and variable rate debt instruments that are sensitive to changes in interest rates. For homebuilding and financial services debt, the table presents principal cash flows and related weighted average effective interest rates by expected maturity dates and estimated fair market values at August 31, 2005. Weighted average variable interest rates are based on the variable interest rates at August 31, 2005. For interest rate swaps, the table presents notional amounts and weighted average interest rates by contractual maturity dates and estimated fair market values at August 31, 2005. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contracts. Our limited-purpose finance subsidiaries have placed mortgages and other receivables as collateral for various long-term financings. These limited-purpose finance subsidiaries pay the principal of, and interest on, these financings almost entirely from the cash flows generated by the related pledged collateral and are excluded from the following table.

Information Regarding Interest Rate Sensitivity

Principal (Notional) Amount by

Expected Maturity and Average Interest Rate

August 31, 2005

	Three Months Ending November 30, 2005	Years Ending November 30,					Thereafter	Total	Fair Market Value at August 31, 2005
(Dollars in millions)		2006	2007	2008	2009	2010
LIABILITIES
Homebuilding:
Senior notes and other debts payable:
Fixed rate	$6.9	21.0	31.4	41.2	297.0	—	1,260.8	1,658.3	1,861.7
Average interest rate	1.2%	4.6%	7.0%	5.3%	7.6%	—	5.6%	—	—
Variable rate	$11.0	—	307.2	—	300.0	503.8	—	1,122.0	1,123.1
Average interest rate	6.0%	—	4.7%	—	4.2%	4.6%	—	—	—
Financial services:
Notes and other debts payable:
Variable rate	$844.1	18.6	—	—	—	—	—	862.7	862.7
Average interest rate	4.4%	4.6%	—	—	—	—	—	—	—
OTHER FINANCIAL INSTRUMENTS
Homebuilding liabilities:
Interest rate swaps:
Variable to fixed - notional amount	$100.0	—	130.3	69.7	—	—	—	300.0	12.2
Average pay rate	6.7%	—	6.8%	6.8%	—	—	—	—	—
Average receive rate	LIBOR	—	LIBOR	LIBOR	—	—	—	—	—

Item 4. Controls and Procedures.

Our Chief Executive Officer and our Chief Financial Officer participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter that ended on August 31, 2005. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of August 31, 2005 to ensure that required information is disclosed on a timely basis in our reports filed or furnished under the Securities Exchange Act of 1934, as amended.

On October 17, 2005, we reported in a Current Report on Form 8-K that we will be restating our consolidated statements of cash flows to restate as cash flows from operating activities an item that had been classified as cash flows from investing activities. The restatement will not affect our consolidated balance sheets, consolidated statements of earnings or consolidated statements of stockholders’ equity.

The restatement involves restating cash distributions of earnings we have received from unconsolidated entities as cash flows from operating activities, rather than as cash flows from investing activities. Distributions of capital from unconsolidated entities continue to be classified as cash flows from investing activities. As a result of the restatement, our net cash provided by operating activities during the year ended November 30, 2004 will be increased by $128.5 million, from $272.7 million to $401.3 million, and our net cash used in investing activities during that year will be increased by $128.5 million, from $438.2 million to $566.7 million. The consolidated statements of cash flows contained in this Report on Form 10-Q reflect the restated classification of distributions of earnings from unconsolidated entities.

The decision to restate our consolidated statements of cash flows does not cause our management to change its conclusion, described in its Report on Internal Control Over Financial Reporting that is contained in our Annual Report on Form 10-K for the year ended November 30, 2004, that our internal control over financial reporting was effective as of November 30, 2004. The distributions from unconsolidated entities that are subject to the restatement were visible and disclosed on the face of our consolidated statements of cash flows. Although they were classified entirely as cash flows from investing activities, rather than being reported partly as cash flows from operating activities and partly as cash flows from investing activities, we had employed this accounting treatment for a number of years, and we believe that a number of other companies in our industry follow this practice. We previously received unqualified opinions on our consolidated financial statements included in our Annual Report on Form 10-K.

During the first quarter of our 2005 financial closing and reporting process, we reviewed the classification of these distributions in our statements of cash flows as well as the disclosure presentation of other companies in our industry, and dialogued with Deloitte & Touche LLP (“Deloitte”) about the presentation. Based on these procedures, the Company reached the conclusion that the presentation of all distributions from unconsolidated entities as cash flows from investing activities was appropriate. Subsequent to our first quarter review, the Company has reconsidered the accounting treatment for distributions from unconsolidated entities in accordance with SFAS No. 95, Statement of Cash Flows, and now believes the Statement requires that distributions of earnings from unconsolidated entities be classified as cash flows from operating activities. The restatements conform our consolidated statements of cash flows to that accounting treatment. Under these circumstances, our management does not believe that the restatements resulted from, or require a finding of, a material weakness in our internal control over financial reporting.

That conclusion was discussed with, and approved by, the Audit Committee of our Board of Directors.

Deloitte has informed us that it does not agree with our management’s conclusion that our decision to restate our consolidated financial statements did not result from a material weakness in our internal control over financial reporting. On October 17, 2005, Deloitte informed us that it has withdrawn its report dated February 11, 2005 relating to our management’s assessment of the effectiveness of our internal control over financial reporting, in which it had concurred with our management’s assessment that our internal control over financial reporting was effective at November 30, 2004. It has also informed us that it will withdraw its report dated February 11, 2005, relating to its audit of our financial statements for the year ended November 30, 2004, and will issue a report regarding the restated financial statements.

Deloitte has informed us that it will issue a new report on its assessment of our management’s assessment of internal control over financial reporting, in which it will state that in its opinion our failure to report our distributions of earnings from unconsolidated entities in the category required by generally accepted accounting principles resulted from a material weakness in the operation of our internal control over financial reporting.

Our Chief Executive Officer and our Chief Financial Officer reviewed with our management whether our need to restate our consolidated statements of cash flows affected their conclusions, set forth under the caption Evaluation of Disclosure Controls and Procedures in our Annual Report on Form 10-K for the year ended November 30, 2004, and in Item 4 of our Reports on Form 10-Q for the quarterly periods ended February 28, 2005 and May 31, 2005, that our disclosure controls and procedures were effective as of those dates to ensure that required information is disclosed on a timely basis in our reports filed or furnished under the Securities Exchange Act of 1934. Based on that review, our Chief Executive Officer and our Chief Financial Officer determined that their prior conclusions had not changed.

Our CEO and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2005. Other than the matters described above in connection with our restatement, that evaluation did not identify any changes that have materially affected, or are likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Our Board of Directors previously authorized a stock repurchase program to permit future purchases of up to 20 million shares of our outstanding common stock. During the three months ended August 31, 2005, we repurchased the following shares of our Class A common stock (amounts in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
June 1, 2005 to June 30, 2005 (1)	216	$63.32	—	13,240
July 1, 2005 to July 31, 2005	—	—	—	13,240
August 1, 2005 to August 31, 2005	—	—	—	13,240

Total	216	$63.32	—

(1)	The shares repurchased in June 2005 represent share reacquisitions at the time of vesting of restricted stock and distributions of common stock from our deferred compensation plan and were not repurchased as part of our publicly announced stock repurchase program.

Item 3. Not applicable.

Item 4. Not applicable.

Item 5. Not applicable.

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

Lennar Corporation
(Registrant)

Date: October 17, 2005	/s/ Bruce E. Gross
Bruce E. Gross
Vice President and
Chief Financial Officer

Date: October 17, 2005	/s/ Diane J. Bessette
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