Form 10-K/A
period 2004-11-30
LENNAR CORP /NEW/
filed 2005-10-24
CIK 920760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑

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

Explanatory Paragraph

This Form 10-K/A is being filed for the purpose of restating our consolidated statements of cash flows for the years ended November 30, 2004, 2003 and 2002 to reclassify $128.5 million, $137.7 million and $77.9 million, respectively, from “cash flows from investing activities” to “cash flows from operating activities” as such amounts relate to distributions of earnings received from unconsolidated entities in which we have investments that are accounted for by the equity method. The restatement does not affect the net change in cash for any of the years ended November 30, 2004, 2003 and 2002 and has no impact on our consolidated balance sheets, consolidated statements of earnings and related earnings per share amounts or consolidated statements of stockholders’ equity. Conforming changes have been made to the consolidating statements of cash flows included in Note 17 and management’s discussion and analysis of financial condition and results of operations included in this Form 10-K/A. See Note 19 in the notes to the consolidated financial statements for further information relating to the restatement. This Form 10-K/A has not been updated for events or information subsequent to the date of filing of the original Form 10-K, except in connection with the foregoing.

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Financial Data,” included in our original Form 10-K, and our audited consolidated financial statements and accompanying notes included elsewhere in this document.

Restatement of Financial Statements

The discussion of cash flows in the Financial Condition and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for the years ended November 30, 2004, 2003 and 2002 reflects a restatement of $128.5 million, $137.7 million and $77.9 million in our consolidated statements of cash flows, respectively, to reclassify these amounts from “cash flows from investing activities” to “cash flows from operating activities” as they relate to distributions of earnings received from unconsolidated entities in which we have investments that are accounted for by the equity method. The restatement does not affect the net change in cash for any of the years ended November 30, 2004, 2003 and 2002 and has no impact on our consolidated balance sheets, consolidated statements of earnings and related earnings per share amounts or consolidated statements of stockholders’ equity.

Special Note Regarding Forward-Looking Statements

Some of the statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Annual Report on Form 10-K/A, are “forward-looking statements,” as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding our business, financial condition, results of operations, cash flows, strategies and prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those described under the caption “Risk Factors Relating to Our Business” in Item 1 of our Annual Report on Form 10-K for our fiscal year ended November 30, 2004. We do not undertake any obligation or duty to update forward-looking statements to reflect either the occurrence or non-occurrence of any of the risk factors, or to reflect any other future event or circumstance.

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

Homebuilding Division’s Selected Financial and Operational Data

(Dollars in thousands, except average sales price)	Years Ended November 30,
	2004	2003	2002
Revenues:
Sales of homes	$9,559,847	8,040,470	6,581,703
Sales of land	440,785	308,175	169,598

Total revenues	10,000,632	8,348,645	6,751,301

Costs and expenses:
Cost of homes sold	7,275,446	6,180,777	5,119,668
Cost of land sold	281,409	234,844	167,640
Selling, general and administrative	1,044,483	872,735	705,901

Total costs and expenses	8,601,338	7,288,356	5,993,209

Equity in earnings from unconsolidated entities	90,739	81,937	42,651
Management fees and other income, net	58,455	21,863	33,313

Operating earnings	$1,548,488	1,164,089	834,056

Gross margin on home sales	23.9%	23.1%	22.2%

SG&A expenses as a % of revenues from home sales	10.9%	10.9%	10.7%

Operating margin as a % of revenues from home sales	13.0%	12.3%	11.5%

Average sales price	$272,000	256,000	245,000

Summary of Home and Backlog Data By Region

At November 30, 2004, our market regions consisted of homebuilding divisions located in the following states: East: Florida, Maryland, Virginia, New Jersey, North Carolina and South Carolina. Central: Texas, Illinois and Minnesota. West: California, Colorado, Arizona and Nevada.

Deliveries	For the Years Ended November 30,
	2004	2003	2002
East	11,323	10,348	9,296
Central	11,122	9,993	7,766
West	13,759	11,839	10,331

Total	36,204	32,180	27,393

Of the total home deliveries listed above, 1,015, 768 and 568, respectively, represent deliveries from unconsolidated entities for the years ended November 30, 2004, 2003 and 2002.

New Orders	At or for the Years Ended November 30,
	2004	2003	2002
East	12,467	11,640	10,192
Central	11,192	9,696	7,591
West	14,008	12,187	10,590

Total	37,667	33,523	28,373

Of the new orders listed above, 1,700, 1,553 and 733, respectively, represent new orders from unconsolidated entities for the years ended November 30, 2004, 2003 and 2002.

Backlog – Homes
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

Financial Services Division’s Selected Financial and Operational Data

(Dollars in thousands)	Years Ended November 30,
	2004	2003	2002
Revenues	$504,267	558,974	484,219
Costs and expenses	391,966	404,521	356,608

Operating earnings	$112,301	154,453	127,611

Dollar value of mortgages originated	$7,517,000	7,603,000	6,132,000

Number of mortgages originated	38,000	41,000	34,100

Mortgage capture rate of Lennar homebuyers	71%	72%	80%

Number of title and closing service transactions	188,000	245,000	189,000

Number of title policies issued	185,000	175,000	146,000

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

Operating Cash Flow Activities

During 2004 and 2003, cash flows provided by operating activities amounted to $401.3 million and $718.5 million, respectively. During 2004, cash flows provided by operating activities consisted primarily of net earnings, distributions of earnings from unconsolidated entities, a decrease in mortgage loans held-for-sale and an increase in accounts payable and other liabilities offset in part by an increase in inventories to support a significantly higher backlog and an increase in receivables resulting from land sales. In particular, inventories increased by $870.2 million during 2004 due to an increased number of home starts to support a significantly higher backlog combined with the accelerated takedown of homesites that had been under option.

During 2003, cash flows provided by operating activities consisted primarily of net earnings, distributions of earnings from unconsolidated entities and a decrease in mortgage loans held-for-sale offset in part by an increase in inventories to support a significantly higher backlog and a higher number of active communities. In particular, inventories increased by $267.2 million during 2003 due to an increase in backlog and the expansion of operations in our market areas.

Investing Cash Flow Activities

Cash flows used in investing activities totaled $566.7 million during 2004, compared to $255.9 million in 2003. In 2004, we used $105.7 million of cash for acquisitions and $751.2 million of cash was contributed to unconsolidated entities. In particular, we contributed approximately $200 million to an unconsolidated entity to fund the entity’s purchase of Newhall. This usage of cash was partially offset by $330.6 million of distributions of capital from unconsolidated entities. In 2003, we used $159.4 million of cash for acquisitions, contributed $235.7 million of cash to unconsolidated entities and used $18.8 million for net additions to operating properties and equipment. This usage of cash was partially offset by $170.1 million of distributions of capital from unconsolidated entities.

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

(Dollars in thousands)	2004	2003
Homebuilding debt	$2,021,014	1,552,217
Stockholders’ equity	4,052,972	3,263,774

Total capital	$6,073,986	4,815,991

Homebuilding debt to total capital	33.3%	32.2%

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

The following table summarizes our senior notes and other debts payable:

(Dollars in thousands)	November 30,
	2004	2003
5.125% zero-coupon convertible senior subordinated notes due 2021	$274,623	261,012
5.95% senior notes due 2013	344,717	344,260
7 5/8% senior notes due 2009	274,890	273,593
9.95% senior notes due 2010	304,009	301,995
5.50% senior notes due 2014	247,105	—
Senior floating-rate notes due 2009	300,000	—
Senior floating-rate notes due 2007	200,000	—
Term loan B	—	296,000
U.S. Home senior notes	—	2,367
Mortgage notes on land and other debt	75,670	72,990

	$2,021,014	1,552,217

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

Contractual Obligations and Commercial Commitments

The following summarizes our contractual obligations at November 30, 2004:

(In thousands)	Total	Payments Due by Period
Contractual Obligations		Less than 1 year	1 to 3 years	4 to 5 years	Over 5 years
Homebuilding - Senior notes and other debts payable	$2,021,014	60,821	214,739	575,000	1,170,454
Financial services - Notes and other debts payable (including limited - purpose finance subsidiaries)	900,340	896,896	38	—	3,406
Interest commitments under interest bearing debt	642,966	118,463	205,869	172,302	146,332
Operating leases	227,975	63,539	87,393	49,839	27,204

Total contractual cash obligations	$3,792,295	1,139,719	508,039	797,141	1,347,396

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment. SFAS No. 123(R) establishes accounting standards for transactions in which a company exchanges its equity instruments for goods or services. In particular, this Statement would require companies to record compensation expense for all share-based payments, such as employee stock options, at fair market value. This Statement’s effective date is the first quarter of the first fiscal year that begins after June 15, 2005 (our fiscal quarter beginning December 1, 2005). We are currently reviewing the effect of this Statement on our consolidated financial statements.

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

Allowance for Loan Losses

We provide an allowance for loan losses when and if we determine that loans or portions of them are not likely to be collected. In evaluating the adequacy of the allowance for loan losses, we consider various factors such as past loan loss experience, regulatory examinations, present economic conditions and other factors considered relevant by management. Anticipated changes in economic conditions, which may influence the level of the allowance, are considered in the evaluation by management when the likelihood of the changes can be reasonably determined. This analysis is based on judgments and estimates and may change in response to economic developments or other conditions that may influence borrowers’ financial conditions or prospects. At November 30, 2004, the allowance for loan losses was $1.4 million. While we believe that the 2004 year-end allowance was adequate, particularly in view of the fact that we usually sell the loans in the secondary mortgage market on a non-recourse basis within 45 days after we originate them, there can be no assurances that future economic or financial developments, including general interest rate increases or a slowdown in the economy, might not lead to increased provisions to the allowance or a higher occurence of loan charge-offs. This allowance requires management’s judgment and estimate. For these reasons, we believe that the accounting estimate related to the allowance for loan losses is a critical accounting estimate.

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

Stock-Based Compensation

With the approval of a committee consisting of members of our Board of Directors, we occasionally issue to employees options to purchase our common stock. The committee approves grants only from amounts remaining available for grant that were formally authorized by our common stockholders. We grant approved options with an exercise price not less than the market price of the common stock on the date of the option grant. We account for options under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognize no compensation expense for the grants. SFAS No. 123 Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123, require us to disclose the effects on net earnings and basic and diluted earnings per share had we recorded compensation expense in accordance with SFAS No. 123.

In December 2004, the FASB issued SFAS No. 123(R). SFAS No. 123(R) establishes accounting standards for transactions in which a company exchanges its equity instruments for goods or services. In particular, this Statement would require companies to record compensation expense for all share-based payments, such as employee stock options, at fair market value. This Statement’s effective date is the first quarter of the first fiscal year that begins after June 15, 2005 (our fiscal quarter beginning December 1, 2005). We are currently reviewing the effect of SFAS No. 123(R) on our consolidated financial statements.

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

Information Regarding Interest Rate Sensitivity

Principal (Notional) Amount by

Expected Maturity and Average Interest Rate

November 30, 2004

(Dollars in millions)	Years Ending November 30,					Thereafter	Total	Fair Market Value at November 30, 2004
	2005	2006	2007	2008	2009
ASSETS
Homebuilding:
Investments available-for-sale:
Fixed rate	$—	—	—	—	—	8.6	8.6	8.6
Average interest rate	—	—	—	—	—	7.5%	—	—
Financial services:
Mortgage loans held-for-sale, net:
Fixed rate	$—	—	—	—	—	238.1	238.1	238.1
Average interest rate	—	—	—	—	—	6.2%	—	—
Variable rate	$—	—	—	—	—	209.5	209.5	209.5
Average interest rate	—	—	—	—	—	5.1%	—	—
Mortgage loans and held-to-maturity investments:
Fixed rate	$31.4	7.9	0.4	1.2	1.3	17.8	60.0	58.6
Average interest rate	1.9%	7.1%	29.9%	10.1%	8.9%	8.7%	—	—
Variable rate	$—	—	—	—	—	0.8	0.8	0.7
Average interest rate	—	—	—	—	—	5.3%	—	—
LIABILITIES
Homebuilding:
Senior notes and other debts payable:
Fixed rate	$21.4	14.7	0.1	0.1	274.9	1,170.4	1,481.6	1,727.6
Average interest rate	2.6%	14.8%	11.0%	11.0%	7.6%	6.7%	—	—
Variable rate	$39.4	—	200.0	—	300.0	—	539.4	539.4
Average interest rate	4.9%	—	2.9%	—	3.2%	—	—	—
Financial services:
Notes and other debts payable:
Variable rate	$896.9	—	—	—	—	—	896.9	896.9
Average interest rate	2.9%	—	—	—	—	—	—	—
OTHER FINANCIAL INSTRUMENTS
Homebuilding liabilities:
Interest rate swaps:
Variable to fixed - notional amount	$100.0	—	130.3	69.7	—	—	300.0	22.9
Average pay rate	6.7%	—	6.8%	6.8%	—	—	—	—
Average receive rate	LIBOR	—	LIBOR	LIBOR	—	—	—	—

Information Regarding Interest Rate Sensitivity

Principal (Notional) Amount by

Expected Maturity and Average Interest Rate

November 30, 2003

(Dollars in millions)	Years Ending November 30,					Thereafter	Total	Fair Market Value at November 30, 2003
	2004	2005	2006	2007	2008
ASSETS
Financial services:
Mortgage loans held-for-sale, net:
Fixed rate	$—	—	—	—	—	383.2	383.2	383.2
Average interest rate	—	—	—	—	—	6.1%	—	—
Variable rate	$—	—	—	—	—	159.3	159.3	159.3
Average interest rate	—	—	—	—	—	5.0%	—	—
Mortgage loans and held-to-maturity investments:
Fixed rate	$30.6	3.8	6.0	0.6	2.0	15.5	58.5	57.4
Average interest rate	1.7%	4.0%	10.4%	23.6%	10.0%	9.9%	—	—
LIABILITIES
Homebuilding:
Senior notes and other debts payable:
Fixed rate	$15.6	27.6	14.4	—	—	1,182.6	1,240.2	1,566.8
Average interest rate	5.1%	9.0%	15.0%	—	—	7.2%	—	—
Variable rate	$5.9	18.1	4.0	4.0	4.0	276.0	312.0	312.0
Average interest rate	3.9%	4.5%	2.9%	2.9%	2.9%	2.9%	—	—
Financial services:
Notes and other debts payable:
Variable rate	$734.5	0.1	0.1	—	—	—	734.7	734.7
Average interest rate	1.8%	4.9%	4.9%	—	—	—	—	—
OTHER FINANCIAL INSTRUMENTS
Homebuilding liabilities:
Interest rate swaps:
Variable to fixed - notional amount	$—	100.0	—	200.0	—	—	300.0	33.7
Average pay rate	—	6.7%	—	6.8%	—	—	—	—
Average receive rate	—	LIBOR	—	LIBOR	—	—	—	—

Item 8.	Financial Statements and Supplementary Data.

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

As discussed in Note 19, the accompanying consolidated statements of cash flows have been restated.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of November 30, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 11, 2005 (October 21, 2005 as to the effects of the restatement discussed in Note 19) expressed an adverse opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting because of management’s omission of a material weakness from its report and expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of a material weakness.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Miami, Florida
February 11, 2005
(October 21, 2005 as to the effects
of the restatement discussed in Note 19)

LENNAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

November 30, 2004 and 2003

(In thousands, except per share amounts)	2004	2003
ASSETS
Homebuilding:
Cash	$1,322,472	1,201,276
Receivables, net	153,285	60,392
Inventories:
Finished homes and construction in progress	3,140,520	2,006,548
Land under development	1,725,755	1,600,224
Consolidated inventory not owned	275,795	49,329

Total inventories	5,142,070	3,656,101
Investments in unconsolidated entities	856,422	390,334
Other assets	432,574	450,619

	7,906,823	5,758,722
Financial services	1,258,457	1,016,710

Total assets	$9,165,280	6,775,432

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable and other liabilities	$1,830,047	1,040,961
Liabilities related to consolidated inventory not owned	222,769	45,214
Senior notes and other debts payable	2,021,014	1,552,217

	4,073,830	2,638,392
Financial services	1,038,478	873,266

Total liabilities	5,112,308	3,511,658
Stockholders’ equity:
Preferred stock	—	—
Class A common stock of $0.10 par value per share (1)
Authorized: 2004 and 2003 – 300,000 shares
Issued: 2004 – 123,722 shares; 2003 – 125,328 shares	12,372	12,533
Class B common stock of $0.10 par value per share (1)
Authorized: 2004 and 2003 – 90,000 shares
Issued: 2004 – 32,598 shares; 2003 – 32,508 shares	3,260	3,251
Additional paid-in capital (1)	1,277,780	1,358,304
Retained earnings	2,780,637	1,914,963
Unearned compensation	(2,564)	(4,301)
Deferred compensation plan (1) – 2004 – 695 Class A common shares and 70 Class B common shares; 2003 – 534 Class A common shares and 53 Class B common shares	(6,410)	(4,919)
Deferred compensation liability	6,410	4,919
Treasury stock, at cost; 2004 – 90 Class A common shares	(3,938)	—
Accumulated other comprehensive loss	(14,575)	(20,976)

Total stockholders’ equity	4,052,972	3,263,774

Total liabilities and stockholders’ equity	$9,165,280	6,775,432

(1)	Class A common stock, Class B common stock, additional paid-in capital, and all share information (except authorized shares, treasury shares and par value) have been retroactively adjusted to reflect the effect of the Company’s January 2004 two-for-one stock split. See Note 12.

See accompanying notes to consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

Years Ended November 30, 2004, 2003 and 2002

(In thousands, except per share amounts)	2004	2003	2002
Revenues:
Homebuilding	$10,000,632	8,348,645	6,751,301
Financial services	504,267	558,974	484,219

Total revenues	10,504,899	8,907,619	7,235,520

Costs and expenses:
Homebuilding	8,601,338	7,288,356	5,993,209
Financial services	391,966	404,521	356,608
Corporate general and administrative	141,722	111,488	85,958

Total costs and expenses	9,135,026	7,804,365	6,435,775

Equity in earnings from unconsolidated entities	90,739	81,937	42,651
Management fees and other income, net	58,455	21,863	33,313

Earnings before provision for income taxes	1,519,067	1,207,054	875,709
Provision for income taxes	573,448	455,663	330,580

Net earnings	$945,619	751,391	545,129

Earnings per share (1):
Basic	$6.09	5.10	3.88

Diluted	$5.70	4.65	3.51

(1)	Earnings per share amounts have been retroactively adjusted to reflect the effect of the Company’s April 2003 10% Class B stock distribution and January 2004 two-for-one stock split. See Notes 10 and 12.

See accompanying notes to consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended November 30, 2004, 2003 and 2002

(Dollars in thousands)	2004	2003	2002
Class A common stock (1):
Beginning balance	$12,533	13,012	12,824
Conversion of 3 7/8% zero-coupon senior convertible debentures to Class A common shares	—	1,356	—
Par value of retired treasury stock	(240)	(1,972)	—
Employee stock plans and director compensation	79	137	180
Conversion of Class B common stock	—	—	8

Balance at November 30,	12,372	12,533	13,012

Class B common stock (1):
Beginning balance	3,251	1,940	1,948
Employee stock plans and restricted stock	9	11	—
10% Class B common stock distribution	—	1,300	—
Conversion to Class A common stock	—	—	(8)

Balance at November 30,	3,260	3,251	1,940

Additional paid-in capital (1):
Beginning balance	1,358,304	866,026	836,538
10% Class B common stock distribution	—	351,368	—
Conversion of 3 7/8% zero-coupon senior convertible debentures to Class A common shares	—	269,968	10
Conversion of other debt	25	6	—
Employee stock plans, director compensation and restricted stock	14,869	18,049	18,750
Mark-to-market of performance-based stock options	844	—	—
Tax benefit from employee stock plans and vesting of restricted stock	13,142	10,951	10,728
Retirement of treasury stock	(109,404)	(158,064)	—

Balance at November 30,	1,277,780	1,358,304	866,026

Retained earnings:
Beginning balance	1,914,963	1,538,945	996,998
Net earnings	945,619	751,391	545,129
10% Class B common stock distribution including cash paid for fractional shares of $298 in 2003	—	(352,966)	—
Cash dividends – Class A common stock	(63,252)	(19,167)	(2,746)
Cash dividends – Class B common stock	(16,693)	(3,240)	(436)

Balance at November 30,	2,780,637	1,914,963	1,538,945

Unearned compensation:
Beginning balance	(4,301)	(7,337)	(10,833)
Issuance of restricted stock	(420)	—	—
Mark-to-market of performance-based stock options	(844)	—	—
Restricted stock cancellations	—	—	387
Amortization of restricted stock and performance-based stock options	3,001	3,036	3,109

Balance at November 30,	(2,564)	(4,301)	(7,337)

Deferred compensation plan:
Beginning balance	(4,919)	(1,103)	—
Deferred compensation activity	(1,491)	(3,816)	(1,103)

Balance at November 30,	(6,410)	(4,919)	(1,103)

See accompanying notes to consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

Years Ended November 30, 2004, 2003 and 2002

(Dollars in thousands)	2004	2003	2002
Deferred compensation liability:
Beginning balance	$4,919	1,103	—
Deferred compensation activity	1,491	3,816	1,103

Balance at November 30,	6,410	4,919	1,103

Treasury stock, at cost:
Beginning balance	—	(158,992)	(158,927)
Employee stock plans and vesting of restricted stock, net	—	(1,044)	(65)
Purchases of treasury stock	(113,582)	—	—
Retirement of treasury stock	109,644	160,036	—

Balance at November 30,	(3,938)	—	(158,992)

Accumulated other comprehensive loss:
Beginning balance	(20,976)	(24,437)	(19,286)
Change in unrealized gain (loss) on interest rate swaps, net of tax	6,734	3,461	(5,151)
Change in unrealized gain on available-for-sale investment securities, net of tax	53	—	—
Company’s portion of unconsolidated entity’s minimum pension liability, net of tax	(386)	—	—

Balance at November 30,	(14,575)	(20,976)	(24,437)

Total stockholders’ equity	$4,052,972	3,263,774	2,229,157

Comprehensive income	$952,020	754,852	539,978

(1)	Class A common stock, Class B common stock and additional paid-in capital have been retroactively adjusted to reflect the effect of the Company’s January 2004 two-for-one stock split. See Note 12.

See accompanying notes to consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended November 30, 2004, 2003 and 2002

(Dollars in thousands)	2004	2003	2002
	(as restated – See Note 19)
Cash flows from operating activities:
Net earnings	$945,619	751,391	545,129
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	55,573	54,503	47,031
Amortization of discount on debt	17,713	21,408	25,358
Equity in earnings from unconsolidated entities	(90,739)	(81,937)	(42,651)
Distributions of earnings from unconsolidated entities	128,535	137,657	77,915
Tax benefit from employee stock plans and vesting of restricted stock	13,142	10,951	10,728
Deferred income tax provision (benefit)	81,539	(51,143)	(5,672)
Changes in assets and liabilities, net of effect from acquisitions:
Increase in receivables	(385,202)	(50,659)	(101,817)
Increase in inventories	(870,194)	(267,234)	(242,330)
Increase in other assets	(760)	(33,964)	(11,122)
(Increase) decrease in financial services mortgage loans held-for-sale	94,948	165,773	(119,379)
Increase in accounts payable and other liabilities	411,108	61,710	99,293

Net cash provided by operating activities	401,282	718,456	282,483

Cash flows from investing activities:
Net additions to operating properties and equipment	(27,389)	(18,848)	(4,085)
Contributions to unconsolidated entities	(751,211)	(235,650)	(236,057)
Distributions of capital from unconsolidated entities	330,614	170,066	216,044
(Increase) decrease in financial services mortgage loans	1,211	(93)	13,886
Purchases of investment securities	(48,562)	(29,614)	(31,545)
Proceeds from investment securities	34,376	17,674	22,442
Acquisitions, net of cash acquired	(105,730)	(159,389)	(424,277)

Net cash used in investing activities	(566,691)	(255,854)	(443,592)

Cash flows from financing activities:
Net borrowings (repayments) under financial services short-term debt	162,277	(118,989)	156,120
Net proceeds from senior floating-rate notes due 2009	298,500	—	—
Net proceeds from senior floating-rate notes due 2007	199,300	—	—
Net proceeds from 5.50% senior notes	245,480	—	—
Net proceeds from 5.95% senior notes	—	341,730	—
Proceeds from other borrowings	—	—	20,103
Principal payments on term loan B and other borrowings	(404,089)	(186,078)	(131,299)
Common stock:
Issuances	14,537	18,197	19,317
Repurchases	(113,582)	(1,044)	(65)
Dividends and other	(79,945)	(22,705)	(3,182)

Net cash provided by financing activities	322,478	31,111	60,994

See accompanying notes to consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Years Ended November 30, 2004, 2003 and 2002

(Dollars in thousands)	2004	2003	2002
	(as restated – See Note 19)
Net increase (decrease) in cash	$157,069	493,713	(100,115)
Cash at beginning of year	1,270,872	777,159	877,274

Cash at end of year	$1,427,941	1,270,872	777,159

Summary of cash:
Homebuilding	$1,322,472	1,201,276	731,163
Financial services	105,469	69,596	45,996

	$1,427,941	1,270,872	777,159

Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$—	6,559	18,589
Cash paid for income taxes, net	$278,444	503,410	307,073
Supplemental disclosures of non-cash investing and financing activities:
Conversion of debt to equity	$25	271,330	10
Purchases of inventory financed by sellers	$45,892	15,395	21,087
Acquisitions:
Fair market value of assets acquired, inclusive of cash of $1,392 in 2004, $9,004 in 2003 and $37,986 in 2002	$88,822	159,453	664,424
Goodwill recorded	26,656	30,326	83,560
Fair market value of liabilities assumed	(8,356)	(21,386)	(285,721)

Cash paid	$107,122	168,393	462,263

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

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair market value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, to stock-based employee compensation:

(In thousands, except per share amounts)	Years Ended November 30,
	2004	2003	2002
Net earnings, as reported	$945,619	751,391	545,129
Add: Total stock-based employee compensation expense included in reported net earnings, net of tax	1,868	1,890	1,935
Deduct: Total stock-based employee compensation expense determined under fair market value based method for all awards, net of tax	(13,086)	(8,938)	(6,556)

Pro forma net earnings	$934,401	744,343	540,508

Earnings per share (1):
Basic – as reported	$6.09	5.10	3.88

Basic – pro forma	$6.01	5.05	3.85

Diluted – as reported	$5.70	4.65	3.51

Diluted – pro forma	$5.63	4.61	3.48

(1)	Per share amounts have been retroactively adjusted to reflect the effect of the Company’s January 2004 two-for-one stock split.

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

(In thousands)	November 30,
	2004	2003
Warranty reserve, beginning of year	$116,571	93,606
Provision	142,398	120,167
Payments	(142,143)	(97,202)

Warranty reserve, end of year	$116,826	116,571

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

Financial information related to the Company’s reportable operating segments was as follows:

(In thousands)	Years Ended November 30,
	2004	2003	2002
Homebuilding revenues:
Sales of homes	$9,559,847	8,040,470	6,581,703
Sales of land	440,785	308,175	169,598

Total homebuilding revenues	10,000,632	8,348,645	6,751,301
Homebuilding costs and expenses:
Cost of homes sold	7,275,446	6,180,777	5,119,668
Cost of land sold	281,409	234,844	167,640
Selling, general and administrative	1,044,483	872,735	705,901

Total homebuilding costs and expenses	8,601,338	7,288,356	5,993,209

Equity in earnings from unconsolidated entities	90,739	81,937	42,651
Management fees and other income, net	58,455	21,863	33,313

Homebuilding operating earnings	$1,548,488	1,164,089	834,056

Financial services revenues	$504,267	558,974	484,219
Financial services costs and expenses	391,966	404,521	356,608

Financial services operating earnings	$112,301	154,453	127,611

Total segment operating earnings	1,660,789	1,318,542	961,667

Corporate general and administrative expenses	141,722	111,488	85,958

Earnings before provision for income taxes	$1,519,067	1,207,054	875,709

The following table sets forth additional financial information relating to the Company’s reportable operating segments:

(In thousands)	Years Ended November 30,
	2004	2003	2002
Homebuilding:
Interest expense	$134,193	141,347	145,567

Depreciation and amortization	$45,848	46,545	39,779

Net additions to operating properties and equipment	$7,552	4,633	3,214

Financial services:
Interest income, net	$27,003	32,218	28,000

Depreciation and amortization	$9,725	7,958	7,252

Net additions to operating properties and equipment	$19,837	14,215	871

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

4.	Receivables

(In thousands)	November 30,
	2004	2003
Accounts receivable	$78,829	55,997
Mortgages and notes receivable	75,796	5,686

	154,625	61,683
Allowance for doubtful accounts	(1,340)	(1,291)

	$153,285	60,392

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

Summarized condensed financial information on a combined 100% basis related to unconsolidated entities in which the Company has investments that are accounted for by the equity method was as follows:

(In thousands)	November 30,
	2004	2003
Assets:
Cash	$380,213	219,919
Inventories	3,305,999	1,701,318
Other assets	527,468	166,837

	$4,213,680	2,088,074

Liabilities and equity:
Accounts payable and other liabilities	$534,336	300,530
Notes and mortgages payable	1,884,334	901,822
Equity of:
The Company	856,422	390,334
Others	938,588	495,388

	$4,213,680	2,088,074

(In thousands)	Years Ended November 30,
	2004	2003	2002
Revenues	$1,641,018	1,314,674	939,847
Costs and expenses	1,199,243	938,981	780,093

Net earnings of unconsolidated entities	$441,775	375,693	159,754

Company’s share of net earnings	$90,739	81,937	42,651

At November 30, 2004, the Company’s equity investment in these unconsolidated entities did not exceed 50%. The Company’s partners generally are unrelated homebuilders, land sellers or other real estate entities. The unconsolidated entities follow accounting principles generally accepted in the United States of America. The Company shares in the profits and losses of these unconsolidated entities generally in accordance with its ownership interests. In many instances, the Company is appointed as the day-to-day manager of the unconsolidated entities and receives management fees for performing this function. During 2004, 2003 and 2002, the Company received management fees and reimbursement of expenses from the unconsolidated entities totaling $40.6 million, $39.0 million and $29.2 million, respectively.

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

In November 2004, LandSource was merged into NWHL. NWHL was renamed LandSource Communities Development LLC (“Merged LandSource”) upon completion of the merger. The Company and LNR may use Merged LandSource for future joint ventures. The consolidated assets and liabilities of Merged LandSource were $1.3 billion and $709.5 million, respectively, at November 30, 2004 and $380.7 million and $122.3 million, respectively, at November 30, 2003. The Company’s investment in Merged LandSource was $318.7 million and $128.8 million at November 30, 2004 and 2003, respectively.

6.	Operating Properties and Equipment

(In thousands)	November 30,
	2004	2003
Furniture, fixtures and equipment	$32,190	38,354
Community recreational facilities	7,126	6,083
Leasehold improvements	18,170	13,032

	57,486	57,469
Accumulated depreciation and amortization	(36,175)	(36,631)

	$21,311	20,838

Operating properties and equipment are included in other assets in the consolidated balance sheets.

7.	Senior Notes and Other Debts Payable

(Dollars in thousands)	November 30,
	2004	2003
5.125% zero-coupon convertible senior subordinated notes due 2021	$274,623	261,012
5.95% senior notes due 2013	344,717	344,260
7 5/8% senior notes due 2009	274,890	273,593
9.95% senior notes due 2010	304,009	301,995
5.50% senior notes due 2014	247,105	—
Senior floating-rate notes due 2009	300,000	—
Senior floating-rate notes due 2007	200,000	—
Term loan B	—	296,000
U.S. Home senior notes	—	2,367
Mortgage notes on land and other debt	75,670	72,990

	$2,021,014	1,552,217

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

8.	Financial Services

The assets and liabilities related to the Company’s financial services operations were as follows:

(In thousands)	November 30,
	2004	2003
Assets:
Cash	$105,469	69,596
Receivables, net	513,089	231,934
Mortgage loans held-for-sale, net	447,607	542,507
Mortgage loans, net	29,248	30,451
Title plants	18,361	18,215
Investment securities held-to-maturity	31,574	28,022
Goodwill, net	56,019	43,503
Other (including limited-purpose finance subsidiaries)	57,090	52,482

	$1,258,457	1,016,710

Liabilities:
Notes and other debts payable	$896,934	734,657
Other (including limited-purpose finance subsidiaries)	141,544	138,609

	$1,038,478	873,266

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

9.	Income Taxes

The provision (benefit) for income taxes consisted of the following:

(In thousands)	Years Ended November 30,
	2004	2003	2002
Current:
Federal	$440,761	448,444	295,052
State	51,148	58,362	41,200

	491,909	506,806	336,252

Deferred:
Federal	71,621	(45,395)	(5,036)
State	9,918	(5,748)	(636)

	81,539	(51,143)	(5,672)

	$573,448	455,663	330,580

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant temporary differences that give rise to the net deferred tax asset are as follows:

(In thousands)	November 30,
	2004	2003
Deferred tax assets:
Acquisition adjustments	$12,715	18,290
Reserves and accruals	187,531	168,444
Capitalized expenses	65,708	43,141
Net operating loss and capital loss carryforwards, net of tax	4,379	4,379
Investments in unconsolidated entities	21,092	1,788
Other	15,947	36,293

Total deferred tax assets	307,372	272,335

Deferred tax liabilities:
Acquisition adjustments	10,623	6,868
Reserves and accruals	6,737	2,584
Capitalized expenses	10,290	38,163
Installment sales	1,413	1,413
Section 461 deductions and other	151,471	45,529

Total deferred tax liabilities	180,534	94,557

Net deferred tax asset	$126,838	177,778

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

A reconciliation of the statutory rate and the effective tax rate follows:

	Percentage of Pre-tax Earnings
	2004	2003	2002
Statutory rate	35.00%	35.00%	35.00%
State income taxes, net of federal income tax benefit	2.75%	2.75%	2.75%

Effective rate	37.75%	37.75%	37.75%

10.	Earnings per Share

Basic and diluted earnings per share for the years ended November 30, 2004, 2003 and 2002 were calculated as follows:

(In thousands, except per share amounts)	2004	2003	2002
Numerator:
Numerator for basic earnings per share - net earnings	$945,619	751,391	545,129
Interest on zero-coupon senior convertible debentures due 2018, net of tax	—	4,116	6,418
Interest on zero-coupon convertible senior subordinated notes due 2021, net of tax	8,557	4,105	—

Numerator for diluted earnings per share	$954,176	759,612	551,547

Denominator:
Denominator for basic earnings per share - weighted average shares	155,398	147,334	140,329
Effect of dilutive securities:
Employee stock options and restricted stock	2,973	3,152	3,377
Zero-coupon senior convertible debentures due 2018	—	8,380	13,556
Zero-coupon convertible senior subordinated notes due 2021	8,969	4,486	—

Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversions	167,340	163,352	157,262

Basic earnings per share	$6.09	5.10	3.88

Diluted earnings per share	$5.70	4.65	3.51

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

11.	Comprehensive Income

Comprehensive income represents changes in stockholders’ equity from non-owner sources. The components of comprehensive income were as follows:

(Dollars in thousands)	Years Ended November 30,
	2004	2003	2002
Net earnings	$945,619	751,391	545,129
Change in unrealized gain (loss) on interest rate swaps, net of 37.75% tax effect	6,734	3,461	(5,151)
Change in unrealized gain on available-for-sale investment securities, net of 37.75% tax effect	53	—	—
Company’s portion of unconsolidated entity’s minimum pension liability, net of 37.75% tax effect	(386)	—	—

Comprehensive income	$952,020	754,852	539,978

12.	Capital Stock

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

A summary of the Company’s stock option activity for the years ended November 30, 2004, 2003 and 2002 (adjusted for the January 2004 two-for-one stock split) is as follows:

	2004		2003		2002
	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price
Outstanding, beginning of year	6,660,968	$20.01	4,827,348	$15.98	5,731,512	$11.57
Grants	2,478,796	$46.42	2,636,000	$28.36	1,100,000	$26.37
Other*	—	$—	694,824	$—	—	$—
Terminations	(240,386)	$33.17	(19,250)	$22.74	(124,024)	$16.01
Exercises	(874,086)	$16.55	(1,477,954)	$12.27	(1,880,140)	$8.60

Outstanding, end of year	8,025,292	$28.26	6,660,968	$20.01	4,827,348	$15.98

Exercisable, end of year	1,338,425	$15.87	745,336	$12.96	936,074	$12.79

Available for grant, end of year	7,440,704		9,821,000		3,394,600

Weighted average fair market value per share of options granted during the year under SFAS No. 123		$13.27		$8.65		$11.72

The following table summarizes information about stock options outstanding at November 30, 2004:

Range of Weighted Average Per Share Exercise Prices*	Options Outstanding*			Options Exercisable*
	Number Outstanding at November 30, 2004	Weighted Average Remaining Contractual Life	Weighted Average Per Share Exercise Price	Number Outstanding at November 30, 2004	Weighted Average Per Share Exercise Price
$4.72 - $ 5.19	51,433	2.0 years	$4.92	21,776	$5.19
$7.49 - $ 8.38	839,670	3.0 years	$7.60	443,671	$7.64
$9.25 - $12.87	297,000	3.6 years	$9.91	55,000	$9.96
$14.93 - $18.88	834,331	6.1 years	$16.70	401,196	$16.76
$21.09 - $26.32	3,465,610	4.2 years	$25.00	404,282	$24.71
$27.85 - $43.16	133,949	3.7 years	$37.83	12,500	$37.95
$45.19 - $56.33	2,403,299	4.0 years	$46.43	—	$—

*	The Company distributed to the holders of record of its stock at the close of business on April 9, 2003, one share of Class B common stock for each ten shares of Class A common stock or Class B common stock held at that time. As a result of anti-dilution provisions in the Company’s stock option plans, each time an option is exercised with regard to ten shares of Class A common stock, the option holder will also receive one share of Class B common stock. The options cannot be exercised to purchase just Class B common stock, and there is no separate exercise price related to the Class B common stock. The Company did not adjust the number of stock options or the exercise price related to the Class A stock options. There was no accounting consequence from the anti-dilution effect of the Class B common stock distribution.

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

(In thousands)	November 30,
	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
ASSETS
Homebuilding:
Investments - available-for-sale	$8,585	8,585	—	—
Investments - trading	8,565	8,565	6,859	6,859
Financial services:
Mortgage loans held-for-sale, net	$447,607	447,607	542,507	542,507
Mortgage loans, net	29,248	27,770	30,451	29,355
Investments - held-to-maturity	31,574	31,562	28,022	28,021
Limited-purpose finance subsidiaries - collateral for bonds and notes payable	3,406	3,693	5,812	6,129
LIABILITIES
Homebuilding:
Senior notes and other debts payable	$2,021,014	2,266,998	1,552,217	1,878,830
Financial services:
Notes and other debts payable	$896,934	896,934	734,657	734,657
Limited-purpose finance subsidiaries - bonds and notes payable	3,406	3,693	5,812	6,129
OTHER FINANCIAL INSTRUMENTS
Homebuilding liabilities:
Interest rate swaps	$22,879	22,879	33,696	33,696
Financial services liabilities:
Commitments to originate loans	$392	392	229	229
Forward commitments to sell loans and option contracts	394	394	1,120	1,120

The following methods and assumptions are used by the Company in estimating fair market values:

Homebuilding – Since there are no quoted market prices for investments classified as available-for-sale, the fair market value is estimated from available yield curves for investments of similar quality and terms. The fair market value for investments classified as trading is based on quoted market prices. For senior notes and other debts payable, the fair market value of fixed-rate borrowings is based on quoted market prices. Variable-rate borrowings are tied to market indices and therefore approximate fair market value. The fair market value for interest rate swaps is based on dealer quotations and generally represents an estimate of the amount the Company would pay or receive to terminate the agreement at the reporting date.

Financial services – The fair market values are based on quoted market prices, if available. The fair market values for instruments that do not have quoted market prices are estimated by the Company on the basis of discounted cash flows or other financial information.

The Homebuilding Division utilizes interest rate swap agreements to manage interest costs and hedge against risks associated with changing interest rates. Counterparties to these agreements are major financial institutions. Credit losses from counterparty non-performance are not anticipated. A majority of the Division’s available variable interest rate borrowings are based on the LIBOR index. At November 30, 2004, the Division had four interest rate swap agreements outstanding with a total notional amount of $300 million, which will mature at various dates through 2008. These agreements fixed the LIBOR index at an average interest rate of 6.8% at November 30, 2004. The effect of the interest rate swap agreements on interest incurred and on the average interest rate was an increase of $16.5 million and 0.89%, respectively, for the year ended November 30, 2004, an increase of $16.7 million and 1.03%, respectively, for the year ended November 30, 2003 and an increase of $17.0 million and 1.08%, respectively, for the year ended November 30, 2002.

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

The Financial Services Division uses mandatory mortgage-backed securities (“MBS”) forward commitments and MBS option contracts to hedge its interest rate exposure during the period from when it extends an interest rate lock to a loan applicant until the time at which the loan is sold to an investor. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk is managed by entering into MBS only with investment banks with primary dealer status and with permanent investors meeting the Division’s credit standards. The Division’s risk, in the event of default by the purchaser, is the difference between the contract price and current fair market value. At November 30, 2004, the Division had open commitments amounting to $273.6 million to sell MBS with varying settlement dates through February 2005.

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

Option Contracts

The Company evaluated all option contracts for land and determined it was the primary beneficiary of certain of these option contracts. Although the Company does not have legal title to the optioned land, under FIN 46(R), the Company, if it is deemed the primary beneficiary, is required to consolidate the land under option at fair market value. During the year ended November 30, 2004, the effect of the consolidation of these option contracts was an increase of $336.6 million to consolidated inventory not owned with a corresponding increase to liabilities related to consolidated inventory not owned in the accompanying consolidated balance sheet as of November 30, 2004. This increase was offset primarily by the Company exercising its option to acquire land under certain contracts previously consolidated under FIN 46(R), resulting in a net increase in consolidated inventory not owned of $226.5 million. To reflect the purchase price of the inventory consolidated under FIN 46(R), the Company reclassified $73.4 million of related option deposits from land under development to consolidated inventory not owned. The liabilities related to consolidated inventory not owned represent the difference between the exercise price of the optioned land and the Company’s option deposits.

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

Consolidating Balance Sheet

November 30, 2004

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Homebuilding:
Cash and receivables, net	$1,116,366	303,594	55,797	—	1,475,757
Inventories	—	4,900,834	241,236	—	5,142,070
Investments in unconsolidated entities	—	856,422	—	—	856,422
Other assets	98,823	308,364	25,387	—	432,574
Investments in subsidiaries	4,984,722	578,836	—	(5,563,558)	—

	6,199,911	6,948,050	322,420	(5,563,558)	7,906,823
Financial services	—	27,956	1,230,501	—	1,258,457

Total assets	$6,199,911	6,976,006	1,552,921	(5,563,558)	9,165,280

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable and other liabilities	$725,061	1,003,742	101,244	—	1,830,047
Liabilities related to consolidated inventory not owned	—	222,769	—	—	222,769
Senior notes and other debts payable	1,945,344	23,636	52,034	—	2,021,014
Intercompany	(523,466)	734,156	(210,690)	—	—

	2,146,939	1,984,303	(57,412)	—	4,073,830
Financial services	—	6,981	1,031,497	—	1,038,478

Total liabilities	2,146,939	1,991,284	974,085	—	5,112,308
Stockholders’ equity	4,052,972	4,984,722	578,836	(5,563,558)	4,052,972

Total liabilities and stockholders’ equity	$6,199,911	6,976,006	1,552,921	(5,563,558)	9,165,280

Consolidating Balance Sheet

November 30, 2003

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Homebuilding:
Cash and receivables, net	$895,715	365,953	—	—	1,261,668
Inventories	—	3,649,493	6,608	—	3,656,101
Investments in unconsolidated entities	16,346	373,988	—	—	390,334
Other assets	99,614	351,005	—	—	450,619
Investments in subsidiaries	3,541,747	390,722	—	(3,932,469)	—

	4,553,422	5,131,161	6,608	(3,932,469)	5,758,722
Financial services	—	16,285	1,000,425	—	1,016,710

Total assets	$4,553,422	5,147,446	1,007,033	(3,932,469)	6,775,432

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable and other liabilities	$325,695	715,041	225	—	1,040,961
Liabilities related to consolidated inventory not owned	—	45,214	—	—	45,214
Senior notes and other debts payable	1,476,860	75,357	—	—	1,552,217
Intercompany	(512,907)	762,867	(249,960)	—	—

	1,289,648	1,598,479	(249,735)	—	2,638,392
Financial services	—	7,220	866,046	—	873,266

Total liabilities	1,289,648	1,605,699	616,311	—	3,511,658
Stockholders’ equity	3,263,774	3,541,747	390,722	(3,932,469)	3,263,774

Total liabilities and stockholders’ equity	$4,553,422	5,147,446	1,007,033	(3,932,469)	6,775,432

Consolidating Statement of Earnings

Year Ended November 30, 2004

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Homebuilding	$—	9,688,964	311,668	—	10,000,632
Financial services	—	18,000	514,253	(27,986)	504,267

Total revenues	—	9,706,964	825,921	(27,986)	10,504,899

Costs and expenses:
Homebuilding	—	8,356,652	247,681	(2,995)	8,601,338
Financial services	—	14,736	402,221	(24,991)	391,966
Corporate general and administrative	141,722	—	—	—	141,722

Total costs and expenses	141,722	8,371,388	649,902	(27,986)	9,135,026

Equity in earnings from unconsolidated entities	—	90,739	—	—	90,739
Management fees and other income (loss), net	—	58,734	(279)	—	58,455

Earnings (loss) before provision (benefit) for income taxes	(141,722)	1,485,049	175,740	—	1,519,067
Provision (benefit) for income taxes	(53,500)	560,606	66,342	—	573,448
Equity in earnings (losses) from subsidiaries	1,033,841	109,398	—	(1,143,239)	—

Net earnings (loss)	$945,619	1,033,841	109,398	(1,143,239)	945,619

Consolidating Statement of Earnings

Year Ended November 30, 2003

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Homebuilding	$—	8,348,645	—	—	8,348,645
Financial services	—	12,726	558,282	(12,034)	558,974

Total revenues	—	8,361,371	558,282	(12,034)	8,907,619

Costs and expenses:
Homebuilding	—	7,291,417	561	(3,622)	7,288,356
Financial services	—	11,549	401,384	(8,412)	404,521
Corporate general and administrative	111,488	—	—	—	111,488

Total costs and expenses	111,488	7,302,966	401,945	(12,034)	7,804,365

Equity in earnings from unconsolidated entities	—	81,937	—	—	81,937
Management fees and other income, net	—	21,863	—	—	21,863

Earnings (loss) before provision (benefit) for income taxes	(111,488)	1,162,205	156,337	—	1,207,054
Provision (benefit) for income taxes	(42,084)	438,732	59,015	—	455,663
Equity in earnings (losses) from subsidiaries	820,795	97,322	—	(918,117)	—

Net earnings (loss)	$751,391	820,795	97,322	(918,117)	751,391

Consolidating Statement of Earnings

Year Ended November 30, 2002

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Homebuilding	$—	6,751,295	6	—	6,751,301
Financial services	—	66,577	420,604	(2,962)	484,219

Total revenues	—	6,817,872	420,610	(2,962)	7,235,520

Costs and expenses:
Homebuilding	—	5,995,607	564	(2,962)	5,993,209
Financial services	—	54,434	302,174	—	356,608
Corporate general and administrative	85,958	—	—	—	85,958

Total costs and expenses	85,958	6,050,041	302,738	(2,962)	6,435,775

Equity in earnings from unconsolidated entities	—	42,651	—	—	42,651
Management fees and other income, net	—	33,313	—	—	33,313

Earnings (loss) before provision (benefit) for income taxes	(85,958)	843,795	117,872	—	875,709
Provision (benefit) for income taxes	(32,391)	318,533	44,438	—	330,580
Equity in earnings (losses) from subsidiaries	598,696	73,434	—	(672,130)	—

Net earnings (loss)	$545,129	598,696	73,434	(672,130)	545,129

Consolidating Statement of Cash Flows

Year Ended November 30, 2004

(Dollars in thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net earnings (loss)	$945,619	1,033,841	109,398	(1,143,239)	945,619
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities	(576,392)	(872,278)	(238,906)	1,143,239	(544,337)

Net cash provided by (used in) operating activities	369,227	161,563	(129,508)	—	401,282

Cash flows from investing activities:
Increase in investments in unconsolidated entities, net	—	(420,597)	—	—	(420,597)
Acquisitions, net of cash acquired	—	(93,082)	(12,648)	—	(105,730)
Other	(15,110)	(14,629)	(10,625)	—	(40,364)

Net cash used in investing activities	(15,110)	(528,308)	(23,273)	—	(566,691)

Cash flows from financing activities:
Net borrowings under financial services short-term debt	—	—	162,277	—	162,277
Net proceeds from senior floating-rate notes due 2009	298,500	—	—	—	298,500
Net proceeds from senior floating-rate notes due 2007	199,300	—	—	—	199,300
Net proceeds from 5.50% senior notes	245,480	—	—	—	245,480
Net repayments under other term loan B and other borrowings	(296,000)	(74,721)	(33,368)	—	(404,089)
Common stock:
Issuances	14,537	—	—	—	14,537
Repurchases	(113,582)	—	—	—	(113,582)
Dividends	(79,945)	—	—	—	(79,945)
Intercompany	(403,966)	288,402	115,564	—	—

Net cash provided by (used in) financing activities	(135,676)	213,681	244,473	—	322,478

Net increase (decrease) in cash	218,441	(153,064)	91,692	—	157,069
Cash at beginning of year	893,503	307,795	69,574	—	1,270,872

Cash at end of year	$1,111,944	154,731	161,266	—	1,427,941

Consolidating Statement of Cash Flows

Year Ended November 30, 2003

(Dollars in thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net earnings (loss)	$751,391	820,795	97,322	(918,117)	751,391
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities	(789,215)	(319,682)	172,859	903,103	(32,935)

Net cash provided by (used in) operating activities	(37,824)	501,113	270,181	(15,014)	718,456

Cash flows from investing activities:
(Increase) decrease in investments in unconsolidated entities, net	(16,346)	(49,238)	—	—	(65,584)
Acquisitions, net of cash acquired	—	(149,212)	(10,177)	—	(159,389)
Other	(9,177)	(6,662)	(15,042)	—	(30,881)

Net cash used in investing activities	(25,523)	(205,112)	(25,219)	—	(255,854)

Cash flows from financing activities:
Net repayments under financial services short-term debt	—	—	(118,989)	—	(118,989)
Net proceeds from 5.95% senior notes	341,730	—	—	—	341,730
Net borrowings (repayments) under term loan B and other borrowings	(95,237)	(106,083)	228	15,014	(186,078)
Common stock:
Issuances	18,197	—	—	—	18,197
Repurchases	(1,044)	—	—	—	(1,044)
Dividends and other	(22,705)	—	—	—	(22,705)
Intercompany	94,746	7,882	(102,628)	—	—

Net cash provided by (used in) financing activities	335,687	(98,201)	(221,389)	15,014	31,111

Net increase in cash	272,340	197,800	23,573	—	493,713
Cash at beginning of year	621,163	109,995	46,001	—	777,159

Cash at end of year	$893,503	307,795	69,574	—	1,270,872

Consolidating Statement of Cash Flows

Year Ended November 30, 2002

(Dollars in thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net earnings (loss)	$545,129	598,696	73,434	(672,130)	545,129
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities	(500,149)	(221,128)	(198,513)	657,144	(262,646)

Net cash provided by (used in) operating activities	44,980	377,568	(125,079)	(14,986)	282,483

Cash flows from investing activities:
Decrease in investments in unconsolidated entities, net	—	(20,024)	11	—	(20,013)
Acquisitions, net of cash acquired	—	(415,607)	(8,670)	—	(424,277)
Other	(1,759)	3,382	(925)	—	698

Net cash used in investing activities	(1,759)	(432,249)	(9,584)	—	(443,592)

Cash flows from financing activities:
Net borrowings under financial services short-term debt	—	—	156,120	—	156,120
Net borrowings (repayments) under term loan B and other borrowings	(6,806)	(119,635)	259	14,986	(111,196)
Common stock:
Issuances	19,317	—	—	—	19,317
Repurchases	(65)	—	—	—	(65)
Dividends	(3,182)	—	—	—	(3,182)
Intercompany	(141,647)	170,593	(28,946)	—	—

Net cash provided by (used in) financing activities	(132,383)	50,958	127,433	14,986	60,994

Net decrease in cash	(89,162)	(3,723)	(7,230)	—	(100,115)
Cash at beginning of year	710,325	113,718	53,231	—	877,274

Cash at end of year	$621,163	109,995	46,001	—	777,159

18.	Quarterly Data (unaudited)

(In thousands, except per share amounts)	First	Second	Third	Fourth
2004
Revenues	$1,862,907	2,342,885	2,748,360	3,550,747
Gross profit from sales of homes	$373,798	483,706	566,540	860,357
Earnings before provision for income taxes	$223,698	323,552	361,802	610,015
Net earnings	$139,252	201,411	225,222	379,734
Earnings per share:
Basic	$0.90	1.30	1.45	2.44
Diluted	$0.84	1.22	1.36	2.29

2003
Revenues	$1,600,470	2,103,108	2,267,842	2,936,199
Gross profit from sales of homes	$314,222	430,258	483,897	631,316
Earnings before provision for income taxes	$170,792	257,534	323,819	454,909
Net earnings	$106,318	160,315	201,577	283,181
Earnings per share:
Basic	$0.75	1.13	1.35	1.81
Diluted	$0.68	1.02	1.21	1.69

Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year. All earnings per share amounts were adjusted for the Company’s April 2003 10% Class B stock distribution and its January 2004 two-for-one stock split.

19.	Restatement

Subsequent to the issuance of the Company’s consolidated financial statements for the year ended November 30, 2004, management determined that the Company’s consolidated statements of cash flows for the years ended November 30, 2004, 2003 and 2002 should be restated to reclassify $128.5 million, $137.7 million and $77.9 million, respectively, from “cash flows from investing activities” to “cash flows from operating activities” as such amounts relate to distributions of earnings received from unconsolidated entities in which the Company has investments that are accounted for by the equity method. The restatement does not affect the net change in cash for any of the years ended November 30, 2004, 2003 and 2002 and has no impact on the Company’s consolidated balance sheets, consolidated statements of earnings and related earnings per share amounts or consolidated statements of stockholders’ equity. Conforming changes have been made to the consolidating statements of cash flows for the years ended November 30, 2004, 2003 and 2002 included in Note 17.

A summary of the effects of the restatement on the Company’s consolidated statements of cash flows for the years ended November 30, 2004, 2003 and 2002 is as follows:

(In thousands)	For The Year Ended November 30, 2004
	As Reported	As Restated
Cash flows from operating activities:
Distributions of earnings from unconsolidated entities	$—	$128,535
Net cash provided by operating activities	272,747	401,282
Cash flows from investing activities:
Distributions of capital from unconsolidated entities	459,149	330,614
Net cash used in investing activities	(438,156)	(566,691)

(In thousands)	For The Year Ended November 30, 2003
	As Reported	As Restated
Cash flows from operating activities:
Distributions of earnings from unconsolidated entities	$—	$137,657
Net cash provided by operating activities	580,799	718,456
Cash flows from investing activities:
Distributions of capital from unconsolidated entities	307,723	170,066
Net cash used in investing activities	(118,197)	(255,854)

(In thousands)	For The Year Ended November 30, 2002
	As Reported	As Restated
Cash flows from operating activities:
Distributions of earnings from unconsolidated entities	$—	$77,915
Net cash provided by operating activities	204,568	282,483
Cash flows from investing activities:
Distributions of capital from unconsolidated entities	293,959	216,044
Net cash used in investing activities	(365,677)	(443,592)

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures (as restated).

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

Our CEO and our CFO reviewed with our management whether our need to restate our consolidated statements of cash flows affected their conclusions, set forth under the caption Evaluation of Disclosure Controls and Procedures in our Annual Report on Form 10-K for the year ended November 30, 2004, that our disclosure controls and procedures were effective as of those dates to ensure that required information is disclosed on a timely basis in our reports filed or furnished under the Securities Exchange Act of 1934, as amended.

In connection with this review, our CEO and CFO noted that our decision to restate our consolidated statements of cash flows did not call into question whether the relevant information was recorded, processed, summarized or reported within the time periods specified in the SEC’s rules and forms. It also did not involve any issue about whether information required to be disclosed in the reports we file under the Exchange Act was accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Rather, the restatements resulted solely from reconsideration of a decision made by management regarding how generally accepted accounting principles required a particular item of information, that was properly recorded in our financial records and made available to our management in a timely manner, to be classified on our consolidated statements of cash flows. Our CEO and CFO do not find that management’s subsequent decision, that its prior classification was not in accordance with generally accepted accounting principles, raises any question about whether our disclosure controls and procedures were effective to ensure that required information was disclosed to them as appropriate to allow timely decisions regarding required disclosure. Therefore, based on that review, our CEO and our CFO determined that their prior conclusions, that our disclosure controls and procedures were effective at November 30, 2004, had not changed.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of November 30, 2004. Our management’s assessment of the effectiveness of our internal control over financial reporting as of November 30, 2004 has been audited by Deloitte & Touche LLP (“Deloitte”), an independent registered public accounting firm, as stated in their attestation report which is included herein.

On October 17, 2005, we reported in a Current Report on Form 8-K that we would be restating our consolidated statements of cash flows to restate as cash flows from operating activities an item that had been classified as cash flows from investing activities. The restatement does not affect our consolidated balance sheets, consolidated statements of earnings or consolidated statements of stockholders’ equity.

The restatement involved restating cash distributions of earnings we have received from unconsolidated entities as cash flows from operating activities, rather than as cash flows from investing activities. Distributions of capital from unconsolidated entities continue to be classified as cash flows from investing activities. As a result of the restatement, our net cash provided by operating activities and net cash used in investing activities during the years ended November 30, 2004, 2003 and 2002 increased $128.5 million, $137.7 million and $77.9 million, respectively. The consolidated statements of cash flows contained in this Report on Form 10-K/A reflect the restated classification of distributions of earnings from unconsolidated entities.

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

During the financial closing and reporting process relating to the first quarter of our 2005 fiscal year, we reviewed the classification of these distributions in our statements of cash flows as well as the disclosure presentation of other companies in our industry, and dialogued with Deloitte about the presentation. Based on these procedures, we reached the conclusion that the presentation of all distributions from unconsolidated entities as cash flows from investing activities was appropriate. Subsequent to our first quarter review, we have reconsidered the accounting treatment for distributions from unconsolidated entities in accordance with SFAS No. 95, Statement of Cash Flows, and we now believe that Statement requires that distributions of earnings from unconsolidated entities be classified as cash flows from operating activities. The restatements conform our consolidated statements of cash flows to that accounting treatment. Under these circumstances, our management does not believe that the restatements resulted from, or require a finding of, a material weakness in our internal control over financial reporting.

That conclusion was discussed with, and approved by, the Audit Committee of our Board of Directors.

Deloitte, which audits our consolidated financial statements, has informed us that it does not agree with our management’s conclusion that our decision to restate our consolidated statements of cash flows did not result from a material weakness in our internal control over financial reporting. On October 17, 2005, Deloitte informed us that it had withdrawn its report dated February 11, 2005 relating to our management’s assessment of the effectiveness of our internal control over financial reporting, in which it had concurred with our management’s assessment that our internal control over financial reporting was effective at November 30, 2004. Deloitte also informed us that it had withdrawn its report dated February 11, 2005, relating to its audit of our financial statements for the year ended November 30, 2004, and has issued a report regarding the restated financial statements which are included in this document.

Deloitte has issued a new report on its assessment of our management’s assessment of internal control over financial reporting, in which it stated that in its opinion our failure to report our distributions of earnings from unconsolidated entities in the category required by generally accepted accounting principles resulted from a material weakness in the operation of our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

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

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We have identified the following material weakness that has not been identified as a material weakness in management’s assessment: The Company’s controls over the proper classification of cash flows relating to the distributions from unconsolidated entities did not operate effectively as of November 30, 2004. This material weakness resulted in the restatement of the Company’s previously issued financial statements as described in Note 19 to the consolidated financial statements. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended November 30, 2004 (as restated), of the Company and this report does not affect our report on such restated financial statements.

In our opinion, because of the omission of the material weakness described above from management’s assessment, management’s assessment that the Company maintained effective internal control over financial reporting as of November 30, 2004, is not fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained, in all material respects, effective internal control over financial reporting as of November 30, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended November 30, 2004 of the Company and our reports dated February 11, 2005 (October 21, 2005 as to the effects of the restatement discussed in Note 19) expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Miami, Florida

February 11, 2005

(October 21, 2005 as to the effect of the material weakness)

Item 9B.	Other Information.

Not applicable.

PART IV

Item 15.	Exhibits and Financial Statement Schedules (as restated).

(a)	Documents filed as part of this Report.

1.	The following financial statements are contained in Item 8:

2.	The following financial statement schedule is included in this Report:

Financial Statement Schedule	Page in this Report
Report of Independent Registered Public Accounting Firm	69

Schedule II - Valuation and Qualifying Accounts	70

Information required by other schedules has either been incorporated in the consolidated financial statements and accompanying notes or is not applicable to us.

3.	The following exhibits are filed with this Report or incorporated by reference:

2(a).	Separation and Distribution Agreement, dated June 10, 1997, between Lennar Corporation and LNR Property Corporation – Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form 10 of LNR Property Corporation filed with the Commission on July 31, 1997.

2(b).	Agreement and Plan of Merger dated July 21, 2003, by and among The Newhall Land and Farming Company, Lennar Corporation, LNR Property Corporation, NWHL Investment LLC and NWHL Acquisition, L.P. – Incorporated by reference to the Current Report on Form 8-K dated January 27, 2004.

3(a).	Amended and Restated Certificate of Incorporation, dated April 28, 1998.

3(b).	Certificate of Amendment to Certificate of Incorporation, dated April 9, 1999 - Incorporated by reference to Exhibit 3(a) to the Annual Report on Form 10-K for the fiscal year ended November 30, 1999.

3(c).	Certificate of Amendment to Certificate of Incorporation, dated April 8, 2003 – Incorporated by reference to Annex IV to the Schedule 14A dated March 10, 2003.

3(d).	Bylaws, dated June 22, 2004 – Incorporated by reference to Exhibit 3 to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2004.

4(a).	Indenture, dated as of December 31, 1997, between Lennar Corporation and Bank One Trust Company, N.A., as successor in interest to The First National Bank of Chicago, as trustee – Incorporated by reference to Exhibit 4 to the Registration Statement on Form S-3, Registration No. 333-45527, filed with the Commission on February 3, 1998.

4(b).	Second Supplemental Indenture, dated as of February 19, 1999, between Lennar Corporation and Bank One Trust Company, N.A., as successor in interest to The First National Bank of Chicago, as trustee (relating to Lennar’s 7 5/8% Senior Notes due 2009) – Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated February 24, 1999.

4(c).	Third Supplemental Indenture, dated May 3, 2000, by and among Lennar Corporation and Bank One Trust Company, N.A., as successor trustee to The First National Bank of Chicago (relating to Lennar’s 7 5/8% Senior Notes due 2009) – Incorporated by reference to Exhibit 4(d) to the Annual Report on Form 10-K for the fiscal year ended November 30, 2000.

4(d).	Fifth Supplemental Indenture, dated April 4, 2001, by and among Lennar Corporation and Bank One Trust Company, N.A., as trustee (relating to Lennar’s Zero Coupon Convertible Senior Subordinated Notes due 2021) - Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated April 4, 2001.

4(e).	Indenture, dated May 3, 2000, by and among Lennar Corporation and Bank One Trust Company, N.A., as trustee (relating to 9.95% Senior Notes due 2010) – Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4, Registration No. 333-41316, filed with the Commission on July 13, 2000.

4(f).	Seventh Supplemental Indenture, dated March 19, 2004, by and between Lennar Corporation and J.P. Morgan Trust Company, N.A., as successor to The First National Bank of Chicago, as trustee (relating to Lennar’s Senior Floating-Rate Notes due 2009) – Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4, Registration No. 333-116975, filed with the Commission on June 29, 2004.

4(g).	Eighth Supplemental Indenture, dated January 21, 2005, by and between Lennar Corporation and J.P. Morgan Trust Company, N.A., as successor to The First National Bank of Chicago, as trustee (relating to Lennar’s fully guaranteed Senior Floating-Rate Notes due 2009) – Incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-4, Registration No. 333-116975, filed with the Commission on June 29, 2004.

4(h).	Indenture, dated August 12, 2004, by and between Lennar Corporation and J.P. Morgan Trust Company, N.A., as trustee (relating to Lennar’s 5.50% Senior Notes due 2014) – Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4, Registration No. 333-121130, filed with the Commission on December 10, 2004.

4(i).	Indenture, dated August 18, 2004, by and between Lennar Corporation and J.P. Morgan Trust Company, N.A., as trustee (relating to Lennar’s Senior Floating-Rate Notes due 2007) – Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4, Registration No. 333-121132, filed with the Commission on December 10, 2004.

10(a).*	Lennar Corporation 2000 Stock Option and Restricted Stock Plan – Incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the quarter ended February 28, 2001.

10(b).*	Amended and Restated Lennar Corporation 1997 Stock Option Plan – Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended November 30, 1997.

10(c).*	Lennar Corporation 1991 Stock Option Plan – Incorporated by reference to Registration Statement No. 33-45442.

10(d).*	Lennar Corporation Employee Stock Ownership Plan and Trust - Incorporated by reference to Registration Statement No. 2-89104.

10(e).*	Amendment dated December 13, 1989 to Lennar Corporation Employee Stock Ownership Plan – Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended November 30, 1990.

10(f).*	Lennar Corporation Employee Stock Ownership/401(k) Trust Agreement dated December 13, 1989 – Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended November 30, 1990.

10(g).*	Amendment dated April 18, 1990 to Lennar Corporation Employee Stock Ownership/401(k) Plan – Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended November 30, 1990.

10(h).	First Amended and Restated Warehousing Credit and Security Agreement dated October 23, 2003, between Universal American Mortgage Company, LLC, Eagle Home Mortgage, Inc., Ameristar Financial Services, Inc., Universal American Mortgage Company of California, UAMC Asset Corp. II and Residential Funding Corporation – Incorporated by reference to Exhibit 10(k) to the Annual Report on Form 10-K for the fiscal year ended November 30, 2003.

10(i).*	Lennar Corporation Nonqualified Deferred Compensation Plan – Incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the quarter ended August 31, 2002.

10(j).	Third Amended and Restated Credit Agreement, dated May 27, 2004 among Lennar Corporation and the lenders named therein – Incorporated by reference to Exhibit 10.1 to Amendment No. 3 to the Registration Statement on Form S-4/A, Registration No. 333-116975, filed with the Commission on December 10, 2004.

10(k).*	Lennar Corporation 2003 Stock Option and Restricted Stock Plan – Incorporated by reference to Annex VI to the Schedule 14A dated March 10, 2003.

10(l).	Parent Company Guarantee dated January 27, 2004 by Lennar Corporation and LNR Property Corporation in favor of Bank One, NA, for the benefit of the lenders under the Credit Agreement referred to therein – Incorporated by reference to Exhibit 10(p) to the Annual Report on Form 10-K for the fiscal year ended November 30, 2003.

10(m).	Loan Agreement dated May 23, 2003 between UAMC Capital, LLC and the lenders named therein – Incorporated by reference to Exhibit 10(q) to the Annual Report on Form 10-K for the fiscal year ended November 30, 2003.

10(n).	Extension Agreement dated August 26, 2003 between Lennar Corporation and LNR Property Corporation related to exhibit 2(a) above – Incorporated by reference to Exhibit 10(r) to the Annual Report on Form 10-K for the fiscal year ended November 30, 2003.

10(o).	Sixth Amendment to First Amended and Restated Warehousing Credit and Security Agreement dated as of October 20, 2004.

10(p).	Second Omnibus Amendment dated as of November 17, 2004, between Calyon New York Branch, JPMorgan Chase Bank, Residential Funding Corporation, Universal American Mortgage Company, LLC, UAMC Capital, LLC and Universal American Mortgage Company of California.

21.	List of subsidiaries.

23.	Consent of Independent Registered Public Accounting Firm.

31.1.	Rule 13a-14a/15d-14(a) Certification of Stuart A. Miller.

31.2.	Rule 13a-14a/15d-14(a) Certification of Bruce E. Gross.

32.	Section 1350 Certifications of Stuart A. Miller and Bruce E. Gross.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LENNAR CORPORATION

/s/ BRUCE E. GRoss
Bruce E. Gross
Vice President and Chief Financial Officer
Date: October 21, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Lennar Corporation

We have audited the consolidated financial statements of Lennar Corporation and subsidiaries (the “Company”) as of November 30, 2004 and 2003, and for each of the three years in the period ended November 30, 2004 and have issued our report thereon dated February 11, 2005 (October 21, 2005 as to the effects of the restatement discussed in Note 19) which report expresses an unqualified opinion and includes an explanatory paragraph relating to the restatement described in Note 19; and, have audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of November 30, 2004, and the effectiveness of the Company’s internal control over financial reporting as of November 30, 2004 and have issued our report thereon dated February 11, 2005 (October 21, 2005 as to the effect of the material weakness) which report expresses an adverse opinion on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting because of a material weakness; such consolidated financial statements and reports are included elsewhere in this Form 10-K/A. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15(a)2. The consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Miami, Florida

February 11, 2005 (October 21, 2005 as to the effects of the restatement discussed in Note 19)

LENNAR CORPORATION AND SUBSIDIARIES

Schedule II - Valuation and Qualifying Accounts

Years Ended November 30, 2004, 2003 and 2002

(In thousands)	Beginning balance	Additions		Deductions	Ending balance
Description		Charged to costs and expenses	Charged to other accounts
Year ended November 30, 2004
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts and notes receivable	$2,088	737	43	(1,084)	1,784

Deferred income and unamortized discounts (1)	$3,475	1	11,380	(9,137)	5,719

Allowance for Loan Losses	$3,090	51	149	(1,883)	1,407

Year ended November 30, 2003
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts and notes receivable	$3,166	1,858	13	(2,949)	2,088

Deferred income and unamortized discounts (1)	$8,613	—	5,353	(10,491)	3,475

Allowance for Loan Losses	$3,077	—	41	(28)	3,090

Deferred tax asset valuation allowance	$6,978	—	—	(6,978)	—

Year ended November 30, 2002
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts and notes receivable	$4,755	1,602	260	(3,451)	3,166

Deferred income and unamortized discounts (1)	$4,641	6,156	20	(2,204)	8,613

Allowance for Loan Losses	$5,324	261	—	(2,508)	3,077

Deferred tax asset valuation allowance	$7,117	—	—	(139)	6,978

(1)	Amounts consist primarily of deferred income related to certain sales transactions, deferred income related to cash received from third parties and unamortized discounts related to notes receivable. The “charged to other accounts” additions represent cash received from third parties, which was recorded as a liability.

Exhibit Index

Exhibit No.	Description
23.	Consent of Independent Registered Public Accounting Firm.

31.1.	Rule 13a-14a/15d-14(a) Certification of Stuart A. Miller.

31.2.	Rule 13a-14a/15d-14(a) Certification of Bruce E. Gross.

32.	Section 1350 Certifications of Stuart A. Miller and Bruce E. Gross.