Form 10-Q/A
period 2005-02-28
LENNAR CORP /NEW/
filed 2005-10-24
CIK 920760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(✓) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ✓ NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ✓ NO

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES      NO ✓

Common shares outstanding as of March 31, 2005:

Class A	122,795,377
Class B	32,712,053

Explanatory Paragraph

This Form 10-Q/A for the quarterly period ended February 28, 2005 is being filed for the purpose of restating our condensed consolidated statements of cash flows for the three months ended February 28, 2005 and February 29, 2004 to reclassify $31.4 million and $49.2 million, respectively, from “cash flows from investing activities” to “cash flows from operating activities” as such amounts relate to distributions of earnings received from unconsolidated entities in which we have investments that are accounted for by the equity method. The restatement does not affect the net change in cash for the three months ended February 28, 2005 or February 29, 2004 and has no impact on our condensed consolidated balance sheets or condensed consolidated statements of earnings and related earnings per share amounts. Conforming changes have been made to the condensed consolidating statements of cash flows included in Note 13 and management’s discussion and analysis of financial condition and results of operations included in this Form 10-Q/A. See Note 14 in the notes to the condensed consolidated financial statements for further information relating to the restatement. This Form 10-Q/A has not been updated for events or information subsequent to the date of filing of the original Form 10-Q, except in connection with the foregoing.

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

Lennar Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended
	February 28, 2005	February 29, 2004
	(as restated – See Note 14)
Cash flows from operating activities:
Net earnings	$193,206	139,252
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	15,441	10,656
Amortization of discount on debt	4,610	4,356
Tax benefit from employee stock plans and vesting of restricted stock	14,391	1,834
Equity in earnings from unconsolidated entities	(16,139)	(5,277)
Distributions of earnings from unconsolidated entities	31,419	49,167
Deferred income tax provision	5,776	2,815
Changes in assets and liabilities, net of effect from acquisitions:
Decrease in receivables	165,698	16,921
Increase in inventories	(530,550)	(323,127)
(Increase) decrease in other assets	(3,290)	2,563
Decrease in financial services mortgage loans held-for-sale	105,216	244,825
Decrease in accounts payable and other liabilities	(165,305)	(61,156)
Net cash provided by (used in) operating activities	(179,527)	82,829
Cash flows from investing activities:
Net additions to operating properties and equipment	(5,896)	(3,647)
Contributions to unconsolidated entities	(204,003)	(283,759)
Distributions of capital from unconsolidated entities	92,902	14,200
Decrease in financial services mortgage loans	359	131
Purchases of investment securities	(7,174)	(17,699)
Proceeds from investment securities	6,993	8,093
Acquisitions, net of cash acquired	(84,230)	(36,792)
Net cash used in investing activities	(201,049)	(319,473)
Cash flows from financing activities:
Net repayments under financial services short-term debt	(273,493)	(265,051)
Principal payments on term loan B and other borrowings	(54,604)	(25,815)
Common stock:
Issuances	23,808	3,105
Repurchases	(105,597)	(109,562)
Dividends	(21,340)	(19,592)
Net cash used in financing activities	(431,226)	(416,915)
Net decrease in cash	(811,802)	(653,559)
Cash at beginning of period	1,427,941	1,270,872
Cash at end of period	$616,139	617,313

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows — (Continued)

(Unaudited)

(In thousands)

	Three Months Ended
	February 28, 2005	February 29, 2004
	(as restated – See Note 14)
Summary of cash:
Homebuilding	$509,068	545,522
Financial services	107,071	71,791
	$616,139	617,313
Supplemental disclosures of non-cash investing and financing activities:
Purchases of inventory financed by sellers	$12,025	4,200

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) Basis of Presentation

Basis of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Lennar Corporation and all subsidiaries, partnerships and other entities in which Lennar Corporation has a controlling interest and variable interest entities (see Note 11) in which Lennar Corporation is deemed to be the primary beneficiary (the “Company”). The Company’s investments in both unconsolidated entities in which a significant, but less than controlling, interest is held and in variable interest entities in which the Company is not deemed to be the primary beneficiary are accounted for by the equity method. All significant intercompany transactions and balances have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the November 30, 2004 audited financial statements in the Company’s Annual Report on Form 10-K/A for the year then ended. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the accompanying condensed consolidated financial statements have been made.

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

	Three Months Ended
	February 28,	February 29,
(In thousands, except per share amounts)	2005	2004
Net earnings, as reported	$193,206	139,252
Add: Total stock-based employee compensation expense included in reported net earnings, net of tax	478	443
Deduct: Total stock-based employee compensation expense determined under fair market value based method for all awards, net of tax	(3,497)	(3,084)

Pro forma net earnings	190,187	136,611

Earnings per share:
Basic—as reported	$1.25	0.90
Basic—pro forma	$1.23	0.88

Diluted—as reported	$1.17	0.84
Diluted—pro forma	$1.15	0.83

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

	Three Months Ended
	February 28,	February 29,
(In thousands, except per share amounts)	2005	2004
Numerator:
Numerator for basic earnings per share—net earnings	$193,206	139,252
Interest on zero-coupon convertible senior subordinated notes due 2021, net of tax	2,199	2,097
Numerator for diluted earnings per share	$195,405	141,349

Denominator:
Denominator for basic earnings per share—weighted average shares	155,144	155,528
Effect of dilutive securities:
Employee stock options and restricted stock	2,744	3,408
Zero-coupon convertible senior subordinated notes due 2021	8,969	8,969
Denominator for diluted earnings per share	166,857	167,905

Basic earnings per share	$1.25	0.90

Diluted earnings per share	$1.17	0.84

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

(5) Financial Services

The assets and liabilities related to the Company’s financial services operations were as follows:

	(Unaudited)
	February 28,	November 30,
(In thousands)	2005	2004
Assets:
Cash	$107,071	105,469
Receivables, net	316,186	513,089
Mortgage loans held-for-sale, net	342,405	447,607
Mortgage loans, net	28,888	29,248
Title plants	18,361	18,361
Investment securities held-to-maturity	31,796	31,574
Goodwill, net	55,970	56,019
Other (including limited-purpose finance subsidiaries)	54,627	57,090
	$955,304	1,258,457
Liabilities:
Notes and other debts payable	$623,441	896,934
Other (including limited-purpose finance subsidiaries)	131,511	141,544
	$754,952	1,038,478

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

In March 2005, the Securities and Exchange Commission released SEC Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment. SAB No.107 provides the SEC staff position regarding the application of SFAS No. 123(R). SAB No. 107 contains interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB No.107 also highlights the importance of disclosures made related to the accounting for share-based payment transactions. The Company is currently reviewing the effect of SAB No. 107 on its consolidated financial statements.

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

(13) Supplemental Financial Information – (Continued)

Condensed Consolidating Statement of Cash Flows

Three Months Ended February 28, 2005

(Unaudited)

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net earnings (loss)	$193,206	216,340	21,049	(237,389)	193,206
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities	(340,787)	(576,683)	286,804	257,933	(372,733)
Net cash provided by (used in) operating activities	(147,581)	(360,343)	307,853	20,544	(179,527)
Cash flows from investing activities:
Increase in investments in unconsolidated entities, net	—	(111,101)	—	—	(111,101)
Acquisitions, net of cash acquired	—	(84,279)	49	—	(84,230)
Other	(2,087)	(2,667)	(964)	—	(5,718)
Net cash used in investing activities	(2,087)	(198,047)	(915)	—	(201,049)

Cash flows from financing activities:
Net repayments under financial services short-term debt	—	—	(273,493)	—	(273,493)
Net repayments under term loan B and other borrowings	—	(26,217)	(7,843)	(20,544)	(54,604)
Common stock:
Issuances	23,808	—	—	—	23,808
Repurchases	(105,597)	—	—	—	(105,597)
Dividends	(21,340)	—	—	—	(21,340)
Intercompany	(506,675)	542,858	(36,183)	—	—
Net cash provided by (used in) financing activities	(609,804)	516,641	(317,519)	(20,544)	(431,226)
Net decrease in cash	(759,472)	(41,749)	(10,581)	—	(811,802)

Cash at beginning of period	1,111,944	154,731	161,266	—	1,427,941
Cash at end of period	$352,472	112,982	150,685	—	616,139

(13) Supplemental Financial Information – (Continued)

Condensed Consolidating Statement of Cash Flows

Three Months Ended February 29, 2004

(Unaudited)

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net earnings (loss)	$139,252	157,111	14,789	(171,900)	139,252
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities	(199,806)	(282,404)	249,828	175,959	(56,423)
Net cash provided by (used in) operating activities	(60,554)	(125,293)	264,617	4,059	82,829

Cash flows from investing activities:
Increase in investments in unconsolidated entities, net	—	(269,559)	—	—	(269,559)
Acquisitions, net of cash acquired	—	(37,172)	380	—	(36,792)
Other	(8,713)	(1,546)	(2,863)	—	(13,122)
Net cash used in investing activities	(8,713)	(308,277)	(2,483)	—	(319,473)

Cash flows from financing activities:
Net repayments under financial services short-term debt	—	—	(265,051)	—	(265,051)
Net borrowings (repayments) under term loan B and other borrowings	(1,000)	(20,783)	27	(4,059)	(25,815)
Common stock:
Issuances	3,105	—	—	—	3,105
Repurchases	(109,562)	—	—	—	(109,562)
Dividends	(19,592)	—	—	—	(19,592)
Intercompany	(282,819)	277,748	5,071	—	—

Net cash provided by (used in) financing activities	(409,868)	256,965	(259,953)	(4,059)	(416,915)

Net increase (decrease) in cash	(479,135)	(176,605)	2,181	—	(653,559)

Cash at beginning of period	893,503	307,795	69,574	—	1,270,872

Cash at end of period	$414,368	131,190	71,755	—	617,313

(14)	Restatement

Subsequent to the issuance of the Company’s condensed consolidated financial statements for the quarterly period ended May 31, 2005, management determined that the Company’s condensed consolidated statements of cash flows (including the condensed consolidating statements of cash flows included in Note 13) for the three months ended February 28, 2005 and February 29, 2004, should be restated to reclassify $31.4 million and $49.2 million, respectively, from “cash flows from investing activities” to “cash flows from operating activities” as such amounts relate to distributions of earnings received from unconsolidated entities in which the Company has investments that are accounted for by the equity method. The restatement does not affect the net change in cash for the three months ended February 28, 2005 and February 29, 2004 and has no impact on the Company’s condensed consolidated balance sheets or condensed consolidated statements of earnings and related earnings per share amounts.

A summary of the effects of the restatement on the Company’s condensed consolidated statements of cash flows for the three months ended February 28, 2005 and February 29, 2004 is as follows:

(In thousands)	For The Three Months Ended February 28, 2005
	As Reported	As Restated
Cash flows from operating activities:
Distributions of earnings from unconsolidated entities	$—	$31,419
Net cash used in operating activities	(210,946)	(179,527)
Cash flows from investing activities:
Distributions of capital from unconsolidated entities	124,321	92,902
Net cash used in investing activities	(169,630)	(201,049)

(In thousands)	For The Three Months Ended February 29, 2004
	As Reported	As Restated
Cash flows from operating activities:
Distributions of earnings from unconsolidated entities	$—	$49,167
Net cash provided by operating activities	33,662	82,829
Cash flows from investing activities:
Distributions of capital from unconsolidated entities	63,367	14,200
Net cash used in investing activities	(270,306)	(319,473)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included under Item 1 of this document and our audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K/A for our fiscal year ended November 30, 2004.

As discussed in Note 14 to the condensed consolidated financial statements, subsequent to the issuance of our condensed consolidated financial statements for the quarterly period ended May 31, 2005, management determined that our condensed consolidated statements of cash flows (including the condensed consolidating statements of cash flows included in Note 13) for the three months ended February 28, 2005 and February 29, 2004 should be restated to reclassify $31.4 million and $49.2 million, respectively, from “cash flows from investing activities” to “cash flows from operating activities” as these amounts relate to distributions of earnings received from unconsolidated entities in which we have investments that are accounted for by the equity method. The restatement does not affect the net change in cash for the three months ended February 28, 2005 and February 29, 2004 and has no impact on our condensed consolidated balance sheets or condensed consolidated statements of earnings and related earnings per share amounts. The Financial Condition and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations has been updated to reflect this restatement.

Some of the statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Quarterly Report on Form 10-Q/A, are “forward-looking statements,” as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding our business, financial condition, results of operations, cash flows, strategies and prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those described under the caption “Risk Factors Relating to Our Business” included in Item 1 of our Annual Report on Form 10-K for our fiscal year ended November 30, 2004 and in our other filings with the Securities and Exchange Commission. We do not undertake any obligation to update forward-looking statements.

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

While we may be negatively impacted by factors including higher interest rates, higher building costs, shortages of certain building materials, increasing inventory levels in the industry and speculative buying, we believe we will be able to manage these challenges through favorable pricing conditions and by leveraging our size to reduce costs. Also, our strong balance sheet and cash position afford us the opportunity to continue to build on an already strong market share position, while we continue to look for opportunities to grow into new markets.

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

	At or for the Three Months Ended
	February 28,	February 29,
Deliveries	2005	2004
East	2,209	2,176
Central	2,297	1,989
West	3,303	2,489
Total	7,809	6,654

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

Backlog – Homes
East	8,158	7,285
Central	3,114	2,646
West	6,192	5,867
Total	17,464	15,798

Of the total homes in backlog listed above, 1,675 represents homes in backlog from unconsolidated entities at February 28, 2005, compared to 1,255 homes in backlog at February 29, 2004.

Backlog – Dollar Value (In thousands)

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

The number of homesites owned and homesites to which we have access through option contracts or unconsolidated entities in which we have investments (i.e., controlled homesites) for each of our market regions were as follows (unaudited):

	February 28,	February 29,
Owned Homesites:	2005	2004
East	26,215	21,994
Central	26,352	23,811
West	41,456	40,079
Total	94,023	85,884
Controlled Homesites:
East	74,786	50,542
Central	38,556	28,048
West	75,523	52,433
Total	188,865	131,023
Total Owned and Controlled Homesites	282,888	216,907

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

Financial Services

The following table presents selected financial data related to our financial services operations for the periods indicated (unaudited):

	Three Months Ended
	February 28,	February 29,
(Dollars in thousands)	2005	2004
Revenues	$117,374	105,525
Costs and expenses	100,362	82,530
Operating earnings	$17,012	22,995
Dollar value of mortgages originated	$1,773,000	1,354,000
Number of mortgages originated	8,300	7,200
Mortgage capture rate of Lennar homebuyers	70%	69%
Number of title and closing service transactions	40,200	39,300
Number of title policies issued	42,500	35,900

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

Operating Cash Flow Activities

In the three months ended February 28, 2005, cash flows used in operating activities totaled $179.5 million, compared to cash flows provided by operating activities of $82.8 million in the same period last year. The decrease in operating cash flows consisted primarily of an increase in inventories, resulting from increased land purchases as well as an increase in the number of home starts to support a significantly higher backlog, and a decrease in accounts payable and other liabilities, partially offset by net earnings, a decrease in receivables and a decrease in financial services mortgage loans held-for-sale.

Investing Cash Flow Activities

Cash flows used in investing activities totaled $201.0 million in the three months ended February 28, 2005, compared to $319.5 million in the same period last year. In the three months ended February 28, 2005, we contributed $204.0 million of cash to unconsolidated entities compared to $283.8 million in the same period last year. The reduction in cash contributed to unconsolidated entities in the first quarter of 2005, compared to last year, was primarily due to the contribution of $200 million to an unconsolidated entity to fund the entity’s purchase of The Newhall Land and Farming Company in the first quarter of 2004. The reduction in contributions was partially offset by increased contributions to other unconsolidated entities as we continue to position ourselves for future growth. Additionally, we used $84.3 million in cash for an acquisition during the first quarter of 2005. The results of operations of the acquired homebuilder are included in our results of operations since its acquisition date. We are always looking at the possibility of acquiring homebuilders and other companies. However, at February 28, 2005, we had no agreements or understandings regarding any significant transactions. The use of cash discussed above was partially offset by $92.9 million of distributions of capital from unconsolidated entities.

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

Contractual Obligations and Commercial Commitments

Our contractual obligations have not changed materially from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K/A for the fiscal year ended November 30, 2004, except for our planned redemption on May 1, 2005 of our outstanding 9.95% senior notes due 2010 as discussed in Note 7 of our condensed consolidated financial statements.

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

We believe that there have been no other significant changes to our critical accounting policies during the three months ended February 28, 2005, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K/A for the fiscal year ended November 30, 2004.

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

Our Annual Report on Form 10-K/A for the year ended November 30, 2004 contains information about market risks under “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.” Other than our planned redemption on May 1, 2005 of our outstanding 9.95% senior notes due 2010 as discussed in Note 7 of our condensed consolidated financial statements included under Item 1 of this document, there have been no material changes in our market risks during the three months ended February 28, 2005.

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

On October 17, 2005, we reported in a Current Report on Form 8-K that we would be restating our condensed consolidated statements of cash flows to restate as cash flows from operating activities an item that had been classified as cash flows from investing activities. The restatement does not affect our condensed consolidated balance sheets or condensed consolidated statements of earnings.

The restatement involved restating cash distributions of earnings we have received from unconsolidated entities as cash flows from operating activities, rather than as cash flows from investing activities. Distributions of capital from unconsolidated entities continue to be classified as cash flows from investing activities. As a result of the restatement, our net cash used in operating activities decreased by $31.4 million and net cash used in investing activities increased by $31.4 million during the three months ended February 28, 2005. Our net cash provided by operating activities and used in investing activities each increased by $49.2 million during the three months ended February 29, 2004. The condensed consolidated statements of cash flows contained in this Report on Form 10-Q/A reflect the restated classification of distributions of earnings from unconsolidated entities.

The decision to restate our condensed consolidated statements of cash flows does not cause our management to change its conclusion, described in its Report on Internal Control Over Financial Reporting that is contained in our Annual Report on Form 10-K for the year ended November 30, 2004, that our internal control over financial reporting was effective as of November 30, 2004. The distributions from unconsolidated entities that are subject to the restatement were visible and disclosed on the face of our consolidated statements of cash flows. Although they were classified entirely as cash flows from investing activities, rather than being reported partly as cash flows from operating activities and partly as cash flows from investing activities, we had employed this accounting treatment for a number of years, and we believe that a number of other companies in our industry follow this practice. We previously received unqualified opinions on our consolidated financial statements included in our Annual Report on Form 10-K.

During the financial closing and reporting process relating to the first quarter of our 2005 fiscal year, we reviewed the classification of these distributions in our statements of cash flows as well as the disclosure presentation of other companies in our industry, and dialogued with Deloitte & Touche LLP (“Deloitte”) about the presentation. Based on these procedures, we reached the conclusion that the presentation of all distributions from unconsolidated entities as cash flows from investing activities was appropriate. Subsequent to our first quarter review, we have reconsidered the accounting treatment for distributions from unconsolidated entities in accordance with SFAS No. 95, Statement of Cash Flows, and we now believe that Statement requires that distributions of earnings from unconsolidated entities be classified as cash flows from operating activities. The restatements conform our condensed consolidated statements of cash flows to that accounting treatment. Under these circumstances, our management does not believe that the restatements resulted from, or require a finding of, a material weakness in our internal control over financial reporting.

That conclusion was discussed with, and approved by, the Audit Committee of our Board of Directors.

Deloitte, which audited our annual financial statements, has informed us that it does not agree with our management’s conclusion that our decision to restate our condensed consolidated statements of cash flows did not result from a material weakness in our internal control over financial reporting at November 30, 2004. On October 17, 2005, Deloitte informed us that it had withdrawn its report dated February 11, 2005 relating to our management’s assessment of the effectiveness of our internal control over financial reporting, in which it had concurred with our management’s assessment that our internal control over financial reporting was effective at November 30, 2004. Deloitte also informed us that it had withdrawn its report dated February 11, 2005, relating to its audit of our financial statements for the year ended November 30, 2004. Deloitte issued an unqualified opinion regarding the restated financial statements on October 21, 2005.

Deloitte has issued a new report on its assessment of our management’s assessment of internal control over financial reporting, in which it stated that in its opinion our failure to report our distributions of earnings from unconsolidated entities in the category required by generally accepted accounting principles resulted from a material weakness in the operation of our internal control over financial reporting at November 30, 2004.

Our CEO and our CFO reviewed with our management whether our need to restate our condensed consolidated statements of cash flows affected their conclusions, set forth under the caption Evaluation of Disclosure Controls and Procedures in our Annual Report on Form 10-K for the year ended November 30, 2004 and our Form 10-Q for the quarter ended February 28, 2005, that our disclosure controls and procedures were effective as of those dates to ensure that required information is disclosed on a timely basis in our reports filed or furnished under the Securities Exchange Act of 1934, as amended.

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

Lennar Corporation (Registrant)

Date: October 21, 2005	/s/ Bruce E. Gross
Bruce E. Gross Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description

31.1.	Rule 13a-14(a) certification by Stuart A. Miller, President and Chief Executive Officer.

31.2.	Rule 13a-14(a) certification by Bruce E. Gross, Vice President and Chief Financial Officer.

32.	Section 1350 certifications by Stuart A. Miller, President and Chief Executive Officer, and Bruce E. Gross, Vice President and Chief Financial Officer.