Form 10-Q/A
period 2005-05-31
LENNAR CORP /NEW/
filed 2005-10-24
CIK 920760

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

Explanatory Paragraph

This Form 10-Q/A for the quarterly period ended May 31, 2005 is being filed for the purpose of restating our condensed consolidated statements of cash flows for the six months ended May 31, 2005 and 2004 to reclassify $50.6 million and $64.8 million, respectively, from “cash flows from investing activities” to “cash flows from operating activities” as such amounts relate to distributions of earnings received from unconsolidated entities in which we have investments that are accounted for by the equity method. The restatement does not affect the net change in cash for the six months ended May 31, 2005 or 2004 and has no impact on our condensed consolidated balance sheets or condensed consolidated statements of earnings and related earnings per share amounts. Conforming changes have been made to the condensed consolidating statements of cash flows included in Note 15 and management’s discussion and analysis of financial condition and results of operations included in this Form 10-Q/A. See Note 16 in the notes to the condensed consolidated financial statements for further information relating to the restatement. This Form 10-Q/A has not been updated for events or information subsequent to the date of filing of the original Form 10-Q, except in connection with the foregoing.

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

Lennar Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Six Months Ended May 31,
	2005	2004 (1)
	(as restated – see Note 16)
Cash flows from operating activities:
Net earnings from continuing operations	$425,998	340,285
Adjustments to reconcile net earnings from continuing operations to net cash used in operating activities:
Depreciation and amortization	29,400	24,857
Amortization of discount on debt	8,143	8,731
Tax benefit from employee stock plans and vesting of restricted stock	17,502	7,306
Equity in earnings from unconsolidated entities	(37,886)	(19,235)
Distributions of earnings from unconsolidated entities	50,630	64,754
Deferred income tax provision	17,773	23,459
Loss on redemption of 9.95% senior notes	34,908	—
Changes in assets and liabilities, net of effect from acquisitions:
(Increase) decrease in receivables	106,006	(49,847)
Increase in inventories	(1,107,972)	(844,372)
(Increase) decrease in other assets	(11,489)	6,104
Decrease in financial services loans held-for-sale	39,645	210,943
Decrease in accounts payable and other liabilities	(108,413)	(7,596)
Net earnings from discontinued operations	10,745	378
Adjustment to reconcile net earnings from discontinued operations to net cash used in operating activities (includes gain on sale of discontinued operations of ($15,816) in 2005)	(16,510)	415

Net cash used in operating activities	(541,520)	(233,818)

Cash flows from investing activities:
Net additions to operating properties and equipment	(11,976)	(9,949)
Contributions to unconsolidated entities	(402,780)	(399,747)
Distributions of capital from unconsolidated entities	218,253	57,452
Increase in financial services mortgage loans	(21,549)	(1,146)
Purchases of investment securities	(17,240)	(29,861)
Proceeds from investment securities	17,188	18,217
Proceeds from sale of discontinued operations	17,000	—
Acquisitions, net of cash acquired	(107,060)	(64,106)

Net cash used in investing activities	(308,164)	(429,140)

Cash flows from financing activities:
Net repayments under financial services short-term debt	(173,304)	(208,641)
Net borrowings under revolving credit facilities	113,000	—
Net proceeds from issuance of 5.60% senior notes	297,513	—
Redemption of 9.95% senior notes	(337,731)	—
Net proceeds from issuance of senior floating-rate notes due 2009	—	298,500
Proceeds from other borrowings	27,329	—
Principal payments on term loan B and other borrowings	(68,836)	(335,950)
Common stock:
Issuances	29,227	11,561
Repurchases	(232,878)	(109,644)
Dividends	(42,477)	(39,106)

Net cash used in financing activities	(388,157)	(383,280)

Lennar Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows – (Continued)

(Unaudited)

(Dollars in thousands)

	Six Months Ended May 31,
	2005	2004
	(as restated – See Note 16)
Net decrease in cash	(1,237,841)	(1,046,238)
Cash at beginning of period	1,427,388	1,269,785

Cash at end of period	$189,547	223,547

Summary of cash:
Homebuilding	$77,155	140,675
Financial services	112,392	82,872

	$189,547	223,547

Supplemental disclosures of non-cash investing and financing activities:
Purchases of inventory financed by sellers	$146,806	26,298

(1)	Amounts have been reclassified to conform with the 2005 presentation (see Note 2).

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

(4)	Operating and Reporting Segments – (Continued)

Financial information relating to the continuing operations of the Company’s reportable segments was as follows (unaudited):

(Dollars in thousands)	Three Months Ended May 31,		Six Months Ended May 31,
	2005	2004 (1)	2005	2004 (1)
Homebuilding revenues:
Sales of homes	$2,622,340	2,063,707	4,836,919	3,726,804
Sales of land	178,975	147,016	254,334	241,301

Total homebuilding revenues	2,801,315	2,210,723	5,091,253	3,968,105

Homebuilding costs and expenses:
Cost of homes sold	1,968,258	1,580,001	3,638,394	2,869,300
Cost of land sold	106,255	90,482	158,129	149,134
Selling, general and administrative	308,380	250,390	575,927	453,753

Total homebuilding costs and expenses	2,382,893	1,920,873	4,372,450	3,472,187

Equity in earnings from unconsolidated entities	21,747	13,958	37,886	19,235
Management fees and other income (expense), net	(8,708)	18,701	5,291	36,737

Homebuilding operating earnings	$431,461	322,509	761,980	551,890

Financial services revenues	$131,659	131,322	247,452	236,107
Financial services costs and expenses	112,696	99,360	212,203	181,426

Financial services operating earnings	$18,963	31,962	35,249	54,681

Total segment operating earnings	$450,424	354,471	797,229	606,571
Corporate general and administrative expenses	40,827	31,251	77,987	59,929
Loss on redemption of 9.95% senior notes	34,908	—	34,908	—

Earnings from continuing operations before provision for income taxes	$374,689	323,220	684,334	546,642

(1)	In May 2005, the Company sold a subsidiary of the Financial Services Division’s title company. As a result of the sale, the subsidiary’s results have been reclassified as discontinued operations to conform with the 2005 presentation (see Note 2).

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

Condensed Consolidating Balance Sheet

May 31, 2005

(Unaudited)

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Homebuilding:
Cash and receivables, net	$36,367	317,968	17,963	—	372,298
Inventories	—	6,552,013	172,886	—	6,724,899
Investments in unconsolidated entities	—	1,015,696	—	—	1,015,696
Other assets	105,857	233,419	87,265	—	426,541
Investments in subsidiaries	5,697,956	411,058	—	(6,109,014)	—

	5,840,180	8,530,154	278,114	(6,109,014)	8,539,434
Financial services	—	28,381	1,041,770	(3,951)	1,066,200

Total assets	$5,840,180	8,558,535	1,319,884	(6,112,965)	9,605,634

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable and other liabilities	$592,223	1,162,573	155,549	—	1,910,345
Liabilities related to consolidated inventory not owned	—	220,592	—	—	220,592
Senior notes and other debts payable	2,061,722	265,067	14,598	(3,951)	2,337,436
Intercompany	(1,081,251)	1,207,401	(126,150)	—	—

	1,572,694	2,855,633	43,997	(3,951)	4,468,373
Financial services	—	4,946	864,829	—	869,775

Total liabilities	1,572,694	2,860,579	908,826	(3,951)	5,338,148
Stockholders’ equity	4,267,486	5,697,956	411,058	(6,109,014)	4,267,486

Total liabilities and stockholders’ equity	$5,840,180	8,558,535	1,319,884	(6,112,965)	9,605,634

(15)	Supplemental Financial Information – (Continued)

Condensed Consolidating Balance Sheet

November 30, 2004

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Homebuilding:
Cash and receivables, net	$1,116,366	303,594	55,797	—	1,475,757
Inventories	—	4,900,834	241,236	—	5,142,070
Investments in unconsolidated entities	—	856,422	—	—	856,422
Other assets	98,823	308,364	25,387	—	432,574
Investments in subsidiaries	4,984,722	578,836	—	(5,563,558)	—

	6,199,911	6,948,050	322,420	(5,563,558)	7,906,823
Financial services	—	27,956	1,230,501	—	1,258,457

Total assets	$6,199,911	6,976,006	1,552,921	(5,563,558)	9,165,280

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable and other liabilities	$725,061	1,003,742	101,244	—	1,830,047
Liabilities related to consolidated inventory not owned	—	222,769	—	—	222,769
Senior notes and other debts payable	1,945,344	23,636	52,034	—	2,021,014
Intercompany	(523,466)	734,156	(210,690)	—	—

	2,146,939	1,984,303	(57,412)	—	4,073,830
Financial services	—	6,981	1,031,497	—	1,038,478

Total liabilities	2,146,939	1,991,284	974,085	—	5,112,308
Stockholders’ equity	4,052,972	4,984,722	578,836	(5,563,558)	4,052,972

Total liabilities and stockholders’ equity	$6,199,911	6,976,006	1,552,921	(5,563,558)	9,165,280

(15)	Supplemental Financial Information – (Continued)

Condensed Consolidating Statement of Earnings

Three Months Ended May 31, 2005

(Unaudited)

(Dollars in thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Homebuilding	$—	2,662,652	138,663	—	2,801,315
Financial services	—	3,342	136,645	(8,328)	131,659

Total revenues	—	2,665,994	275,308	(8,328)	2,932,974

Costs and expenses:
Homebuilding	—	2,286,268	97,558	(933)	2,382,893
Financial services	—	2,887	115,823	(6,014)	112,696
Corporate general and administrative	40,827	—	—	—	40,827

Total costs and expenses	40,827	2,289,155	213,381	(6,947)	2,536,416

Equity in earnings from unconsolidated entities	—	21,747	—	—	21,747
Management fees and other income (expense), net	(1,381)	(8,838)	130	1,381	(8,708)
Loss on redemption of 9.95% senior notes	34,908	—	—	—	34,908

Earnings (loss) from continuing operations before provision (benefit) for income taxes	(77,116)	389,748	62,057	—	374,689
Provision (benefit) for income taxes	(29,113)	147,130	23,428	—	141,445

Earnings (loss) from continuing operations	(48,003)	242,618	38,629	—	233,244
Earnings from discontinued operations, net of tax	—	—	10,293	—	10,293
Equity in earnings from subsidiaries	291,540	48,922	—	(340,462)	—

Net earnings	$243,537	291,540	48,922	(340,462)	243,537

Condensed Consolidating Statement of Earnings

Three Months Ended May 31, 2004

(Unaudited)

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Homebuilding	$—	2,210,723	—	—	2,210,723
Financial services	—	8,448	128,192	(5,318)	131,322

Total revenues	—	2,219,171	128,192	(5,318)	2,342,045

Costs and expenses:
Homebuilding	—	1,921,367	163	(657)	1,920,873
Financial services	—	2,612	101,409	(4,661)	99,360
Corporate general and administrative	31,251	—	—	—	31,251

Total costs and expenses	31,251	1,923,979	101,572	(5,318)	2,051,484

Equity in earnings from unconsolidated entities	—	13,958	—	—	13,958
Management fees and other income, net	—	18,701	—	—	18,701

Earnings (loss) from continuing operations before provision (benefit) for income taxes	(31,251)	327,851	26,620	—	323,220
Provision (benefit) for income taxes	(11,900)	123,764	10,152	—	122,016

Earnings (loss) from continuing operations	(19,351)	204,087	16,468	—	201,204
Earnings from discontinued operations, net of tax	—	—	207	—	207
Equity in earnings from subsidiaries	220,762	16,675	—	(237,437)	—

Net earnings	$201,411	220,762	16,675	(237,437)	201,411

(15)	Supplemental Financial Information – (Continued)

Condensed Consolidating Statement of Earnings

Six Months Ended May 31, 2005

(Unaudited)

(Dollars in thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Homebuilding	$—	4,872,983	218,270	—	5,091,253
Financial services	—	4,887	257,748	(15,183)	247,452

Total revenues	—	4,877,870	476,018	(15,183)	5,338,705

Costs and expenses:
Homebuilding	—	4,211,950	162,101	(1,601)	4,372,450
Financial services	—	5,436	218,968	(12,201)	212,203
Corporate general and administrative	77,987	—	—	—	77,987

Total costs and expenses	77,987	4,217,386	381,069	(13,802)	4,662,640

Equity in earnings from unconsolidated entities	—	37,886	—	—	37,886
Management fees and other income (expense), net	(1,381)	5,098	193	1,381	5,291
Loss on redemption of 9.95% senior notes	34,908	—	—	—	34,908

Earnings (loss) from continuing operations before provision (benefit) for income taxes	(114,276)	703,468	95,142	—	684,334
Provision (benefit) for income taxes	(43,139)	265,559	35,916	—	258,336

Earnings (loss) from continuing operations	(71,137)	437,909	59,226	—	425,998
Earnings from discontinued operations, net of tax	—	—	10,745	—	10,745
Equity in earnings from subsidiaries	507,880	69,971	—	(577,851)	—

Net earnings	$436,743	507,880	69,971	(577,851)	436,743

Condensed Consolidating Statement of Earnings

Six Months Ended May 31, 2004

(Unaudited)

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Homebuilding	$—	3,968,105	—	—	3,968,105
Financial services	—	10,650	234,566	(9,109)	236,107

Total revenues	—	3,978,755	234,566	(9,109)	4,204,212

Costs and expenses:
Homebuilding	—	3,472,935	422	(1,170)	3,472,187
Financial services	—	5,311	184,054	(7,939)	181,426
Corporate general and administrative	59,929	—	—	—	59,929

Total costs and expenses	59,929	3,478,246	184,476	(9,109)	3,713,542

Equity in earnings from unconsolidated entities	—	19,235	—	—	19,235
Management fees and other income, net	—	36,737	—	—	36,737

Earnings (loss) from continuing operations before provision (benefit) for income taxes	(59,929)	556,481	50,090	—	546,642
Provision (benefit) for income taxes	(22,719)	210,072	19,004	—	206,357

Earnings (loss) from continuing operations	(37,210)	346,409	31,086	—	340,285
Earnings from discontinued operations, net of tax			378		378
Equity in earnings from subsidiaries	377,873	31,464	—	(409,337)	—

Net earnings	$340,663	377,873	31,464	(409,337)	340,663

(15)	Supplemental Financial Information – (Continued)

Condensed Consolidating Statement of Cash Flows

Six Months Ended May 31, 2005

(Unaudited)

(Dollars in thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net earnings from continuing operations	$436,743	507,880	59,226	(577,851)	425,998
Net earnings from discontinuing operations	—	—	10,745	—	10,745
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities	(101,211)	(1,732,340)	273,486	581,802	(978,263)

Net cash provided by (used in) operating activities	335,532	(1,224,460)	343,457	3,951	(541,520)

Cash flows from investing activities:
Increase in investments in unconsolidated entities, net	—	(184,527)	—	—	(184,527)
Acquisitions, net of cash acquired	—	(105,090)	(1,970)	—	(107,060)
Other	(4,630)	(1,085)	(10,862)	—	(16,577)

Net cash used in investing activities	(4,630)	(290,702)	(12,832)	—	(308,164)

Cash flows from financing activities:
Net repayments under financial services short-term debt	—	—	(173,304)	—	(173,304)
Net borrowings under revolving credit facilities	113,000	—	—	—	113,000
Net proceeds from issuance of 5.60% senior notes	297,513	—	—	—	297,513
Redemption of 9.95% senior notes	(337,731)	—	—	—	(337,731)
Proceeds from other borrowings	—	50,187		(22,858)	27,329
Principal payments on other borrowings	—	(50,335)	(37,408)	18,907	(68,836)
Common stock:
Issuances	29,227	—	—	—	29,227
Repurchases	(232,878)	—	—	—	(232,878)
Dividends	(42,477)	—	—	—	(42,477)
Intercompany	(1,233,133)	1,383,463	(150,330)	—	—

Net cash provided by (used in) financing activities	(1,406,479)	1,383,315	(361,042)	(3,951)	(388,157)

Net decrease in cash	(1,075,577)	(131,847)	(30,417)	—	(1,237,841)
Cash at beginning of period	1,111,944	154,731	160,713	—	1,427,388

Cash at end of period	$36,367	22,884	130,296	—	189,547

(15)	Supplemental Financial Information – (Continued)

Condensed Consolidating Statement of Cash Flows

Six Months Ended May 31, 2004

(Unaudited)

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net earnings from continuing operations	$340,663	377,873	31,086	(409,337)	340,285
Net earnings from discontinued operations	—	—	378	—	378
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities	89,206	(1,292,830)	208,700	420,443	(574,481)

Net cash provided by (used in) operating activities	429,869	(914,957)	240,164	11,106	(233,818)

Cash flows from investing activities:
Increase in investments in unconsolidated entities, net	— —	(342,295)	—	—	(342,295)
Acquisitions, net of cash acquired	—	(55,634)	(8,472)	—	(64,106)
Other	(11,533)	(5,119)	(6,087)	—	(22,739)

Net cash used in investing activities	(11,533)	(403,048)	(14,559)	—	(429,140)

Cash flows from financing activities:
Net repayments under financial services short-term debt	—	—	(208,641)	—	(208,641)
Net proceeds from issuance of senior floating-rate notes due 2009	298,500	—	—	—	298,500
Net borrowings (repayments) under term loan B and other borrowings	(296,000)	(28,887)	43	(11,106)	(335,950)
Common stock:
Issuances	11,561	—	—	—	11,561
Repurchases	(109,644)	—	—	—	(109,644)
Dividends	(39,106)	—	—	—	(39,106)
Intercompany	(1,177,150)	1,179,933	(2,783)	—	—

Net cash provided by (used in) financing activities	(1,311,839)	1,151,046	(211,381)	(11,106)	(383,280)

Net increase (decrease) in cash	(893,503)	(166,959)	14,224	—	(1,046,238)
Cash at beginning of period	893,503	307,795	68,487	—	1,269,785

Cash at end of period	$—	140,836	82,711	—	223,547

(16)	Restatement

Subsequent to the issuance of the Company’s condensed consolidated financial statements for the quarterly period ended May 31, 2005, management determined that the Company’s condensed consolidated statements of cash flows (including the condensed consolidating statements of cash flows included in Note 15) for the six months ended May 31, 2005 and 2004, should be restated to reclassify $50.6 million and $64.8 million, respectively, from “cash flows from investing activities” to “cash flows from operating activities” as such amounts relate to distributions of earnings received from unconsolidated entities in which the Company has investments that are accounted for by the equity method. The restatement does not affect the net change in cash for the six months ended May 31, 2005 and 2004 and has no impact on the Company’s condensed consolidated balance sheets or condensed consolidated statements of earnings and related earnings per share amounts.

A summary of the effects of the restatement on the Company’s condensed consolidated statements of cash flows for the six months ended May 31, 2005 and 2004 is as follows:

	For The Six Months Ended May 31, 2005
(In thousands)	As Reported	As Restated
Cash flows from operating activities:
Distributions of earnings from unconsolidated entities	$—	$50,630
Net cash used in operating activities	(592,150)	(541,520)
Cash flows from investing activities:
Distributions of capital from unconsolidated entities	268,883	218,253
Net cash used in investing activities	(257,534)	(308,164)

	For The Six Months Ended May 31, 2004
(In thousands)	As Reported	As Restated
Cash flows from operating activities:
Distributions of earnings from unconsolidated entities	$—	$64,754
Net cash used in operating activities	(298,572)	(233,818)
Cash flows from investing activities:
Distributions of capital from unconsolidated entities	122,206	57,452
Net cash used in investing activities	(364,386)	(429,140)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As discussed in Note 16 to the condensed consolidated financial statements, subsequent to the issuance of our condensed consolidated financial statements for the quarterly period ended May 31, 2005, management determined that our condensed consolidated statements of cash flows (including the condensed consolidating statements of cash flows included in Note 15) for the six months ended May 31, 2005 and 2004 should be restated to reclassify $50.6 million and $64.8 million, respectively, from “cash flows from investing activities” to “cash flows from operating activities” as these amounts relate to distributions of earnings received from unconsolidated entities in which we have investments that are accounted for by the equity method. The restatement does not affect the net change in cash for the six months ended May 31, 2005 and 2004 and has no impact on our condensed consolidated balance sheets or condensed consolidated statements of earnings and related earnings per share amounts. The Financial Condition and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations has been updated to reflect this restatement.

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

The number of homesites owned and homesites to which we had access through option contracts with third parties or joint ventures (“JV”) (i.e., controlled homesites) for each of our market regions were as follows (unaudited):

		Controlled
May 31, 2005	Owned	Optioned	JV	Total
East	30,159	54,246	19,035	103,440
Central	25,042	22,273	18,299	65,614
West	38,093	41,087	49,832	129,012

Total	93,294	117,606	87,166	298,066

		Controlled
May 31, 2004	Owned	Optioned	JV	Total
East	24,029	39,254	13,922	77,205
Central	24,040	16,770	12,502	53,312
West	38,433	27,245	31,287	96,965

Total	86,502	83,269	57,711	227,482

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

Six Months Ended May 31, 2005 versus Six Months Ended May 31, 2004

Revenues from home sales increased 30% in the six months ended May 31, 2005 to $4.8 billion from $3.7 billion in 2004. Revenues were higher primarily due to a 16% increase in the number of new home deliveries and a 12% increase in the average sales price of homes delivered in 2005. New home deliveries, excluding unconsolidated entities, increased to 16,528 homes in the six months ended May 31, 2005 from 14,260 homes last year. In the six months ended May 31, 2005, new home deliveries were higher in each of our regions, compared to 2004, with the largest contribution coming from our West region. The average sales price of new homes delivered increased to $292,000 in the six months ended May 31, 2005 from $261,000 in 2004.

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

Operating Cash Flow Activities

In the six months ended May 31, 2005, cash flows used in operating activities totaled $541.5 million, compared to $233.8 million in the same period last year. This increase consists primarily of an increase in construction in progress due to increased housing starts to support a higher backlog and a decrease in accounts payable and other liabilities, offset by net earnings and a decrease in receivables.

Investing Cash Flow Activities

Cash flows used in investing activities totaled $308.2 million in the six months ended May 31, 2005, compared to $429.1 million in the same period last year. In the six months ended May 31, 2005, we had net contributions of $184.5 million to unconsolidated entities, compared to $342.3 million in the same period last year. Additionally, we used $107.1 million of cash for acquisitions during the six months ended May 31, 2005, compared to $64.1 million during the same period last year. The results of operations of these acquisitions are included in our results of operations since their respective acquisition dates. We are always looking at the possibility of acquiring homebuilders and other companies. However, we have no agreements or understandings regarding any significant transactions.

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

Contractual Obligations and Commercial Commitments

During the second quarter of 2005, our obligations related to our homebuilding debt changed significantly. In particular, we redeemed our outstanding 9.95% senior notes due 2010 and issued $300 million of 5.60% senior notes due 2015 as discussed under “Financing Cash Flow Activities.” The following summarizes our contractual debt obligations at May 31, 2005 (unaudited):

		Payments Due by Period (In thousands)
Contractual Obligations	Total	Six months ending November 30, 2005	December 1, 2005 through November 30, 2006	December 1, 2006 through November 30, 2008	December 1, 2008 through November 30, 2010	Thereafter
Homebuilding - Senior notes and other debts payable	$2,337,436	264,231	7,114	294,416	575,810	1,195,865
Financial Services - Notes and other debts payable (including limited - purpose finance subsidiaries)	726,653	723,592	38	—	—	3,023
Interest commitments under interest bearing debt	551,782	53,214	91,163	173,310	60,076	174,019

Total contractual cash obligations related to debt	$3,615,871	1,041,037	98,315	467,726	635,886	1,372,907

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

We believe that there have been no other significant changes to our critical accounting policies during the six months ended May 31, 2005, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K/A for the year ended November 30, 2004.

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

Our Chief Executive Officer and Chief Financial Officer participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter that ended on May 31, 2005. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of May 31, 2005 to ensure that required information is disclosed on a timely basis in our reports filed under the Securities Exchange Act of 1934, as amended.

On October 17, 2005, we reported in a Current Report on Form 8-K that we would be restating our condensed consolidated statements of cash flows to restate as cash flows from operating activities an item that had been classified as cash flows from investing activities. The restatement does not affect our condensed consolidated balance sheets or condensed consolidated statements of earnings.

The restatement involved restating cash distributions of earnings we have received from unconsolidated entities as cash flows from operating activities, rather than as cash flows from investing activities. Distributions of capital from unconsolidated entities continue to be classified as cash flows from investing activities. As a result of the restatement, our net cash used in operating activities decreased by $50.6 million and net cash used in investing activities increased by $50.6 million during the six months ended May 31, 2005. Our net cash used in operating activities decreased by $64.8 million and net cash used in investing activities increased by $64.8 million during the six months ended May 31, 2004. The condensed consolidated statements of cash flows contained in this Report on Form 10-Q/A reflect the restated classification of distributions of earnings from unconsolidated entities.

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

Our CEO and our CFO reviewed with our management whether our need to restate our condensed consolidated statements of cash flows affected their conclusions, set forth under the caption Evaluation of Disclosure Controls and Procedures in our Annual Report on Form 10-K for the year ended November 30, 2004 and our Form 10-Q for the quarter ended May 31, 2005, that our disclosure controls and procedures were effective as of those dates to ensure that required information is disclosed on a timely basis in our reports filed or furnished under the Securities Exchange Act of 1934, as amended.

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