Form 10-K
period 2005-01-30
LENNAR CORP /NEW/
filed 2006-02-09
CIK 920760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2005

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

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES  ☑  NO  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES  ☐  NO  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☑  NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐   NO  ☑

The aggregate market value of the registrant’s Class A and Class B common stock held by non-affiliates of the registrant (118,606,859 Class A shares and 11,248,552 Class B shares) as of May 31, 2005, based on the closing sale price per share as reported by the New York Stock Exchange on such date, was $7,484,881,075.

As of January 31, 2006, the registrant had outstanding 125,989,769 shares of Class A common stock and 32,823,187 shares of Class B common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Related Section	Documents
III	Definitive Proxy Statement to be filed pursuant to Regulation 14A on or before March 30, 2006.

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

A Brief History of Our Growth

1954:	We were founded as a local Miami homebuilder.

1969:	We began developing, owning and managing commercial and multi-family residential real estate.

1971:	We completed our initial public offering.

1972:	Our common stock was listed on the New York Stock Exchange. We also entered the Arizona homebuilding market.

1986:	We acquired Development Corporation of America in Florida.

1991:	We entered the Texas homebuilding market.

1992:	We expanded our commercial operations by acquiring, through a joint venture, a portfolio of loans, mortgages and properties from the Resolution Trust Corporation.

1995:	We entered the California homebuilding market through the acquisition of Bramalea California, Inc.

1996:	We expanded in California through the acquisition of Renaissance Homes, and significantly expanded operations in Texas with the acquisitions of the assets and operations of both Houston-based Village Builders and Friendswood Development Company, and acquired Regency Title.

1997:	We completed the spin-off of our commercial real estate investment business to LNR Property Corporation. We continued our expansion in California through homesite acquisitions and investments in unconsolidated entities. We also acquired Pacific Greystone Corporation, which further expanded our operations in California and Arizona and brought us into the Nevada homebuilding market.

1998:	We acquired the properties of two California homebuilders, ColRich Communities and Polygon Communities, acquired a Northern California homebuilder, Winncrest Homes, and acquired North American Title with operations in Arizona, California and Colorado.

1999:	We acquired Eagle Home Mortgage with operations in Nevada, Oregon and Washington and Southwest Land Title in Texas.

2000:	We acquired U.S. Home Corporation, which expanded our operations into New Jersey, Maryland, Virginia, Minnesota, Ohio and Colorado and strengthened our position in other states. We expanded our title operations in Texas through the acquisition of Texas Professional Title.

2002:	We acquired Patriot Homes, Sunstar Communities, Don Galloway Homes, Genesee Company, Barry Andrews Homes, Cambridge Homes, Pacific Century Homes, Concord Homes and Summit Homes, which expanded our operations into the Carolinas and the Chicago, Baltimore and Central Valley, California homebuilding markets and strengthened our position in several existing markets. We also acquired Sentinel Title with operations in Maryland and Washington, D.C.

2003:	We acquired Seppala Homes and Coleman Homes, which expanded our operations in South Carolina and California. We also acquired Mid America Title in Illinois.

2004:	We acquired The Newhall Land and Farming Company through an unconsolidated entity of which we and LNR Property Corporation each own 50%. We expanded into the San Antonio, Texas homebuilding market by acquiring the operations of Connell-Barron Homes and entered the Jacksonville, Florida homebuilding market by acquiring the operations of Classic American Homes. Through acquisitions, we also expanded our mortgage operations in Oregon and Washington. We expanded our title and closing operations into Minnesota through the acquisition of Title Protection, Inc.

2005:	We entered the metropolitan New York City and Boston markets by acquiring, directly and through a joint venture, rights to develop a portfolio of properties in New Jersey facing mid-town Manhattan and waterfront properties near Boston. We also entered the Reno, Nevada market and then expanded in Reno through the acquisition of Barker Coleman. We expanded our presence in Jacksonville through the acquisition of Admiral Homes.

Homebuilding Operations

Overview

We primarily sell single-family attached and detached homes, and to a lesser extent, condominiums, in communities targeted to first-time, move-up and active adult homebuyers. The average sales price of a Lennar home was $311,000 in fiscal 2005. We operate primarily under the Lennar and U.S. Home brand names, which incorporate our Everything’s Included® and Design StudioSM programs.

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

Diversified Program of Property Acquisition

In our homebuilding operations, we generally acquire land for development and for the construction of homes that we sell to homebuyers. Land is subject to strict underwriting criteria and is acquired through our diversified program of property acquisition consisting of the following:

•	Acquiring land directly from individual land sellers or homebuilders,

•	Acquiring local or regional homebuilders that own, or have options on, land in strategic markets,

•	Acquiring large parcels of land through joint ventures, where we reduce and share our risk (using primarily non-recourse debt) by limiting the amount of our capital invested in land, while increasing our access to potential future homesites, and

•	Acquiring land through option contracts, which generally enables us to defer acquiring portions of properties owned by third parties (including land funds) and unconsolidated entities until we are ready to build homes on them.

The table below indicates the number of homesites owned and homesites to which we had access through option contracts with third parties (“optioned”) or unconsolidated joint ventures in which we have investments (“JVs”) (i.e., controlled homesites) for each of our market regions at November 30, 2005 and 2004:

		Controlled
November 30, 2005	Owned	Optioned	JVs	Total
East	42,407	67,339	16,777	126,523
Central	25,388	15,543	19,604	60,535
West	34,892	44,131	58,725	137,748

Total	102,687	127,013	95,106	324,806

		Controlled
November 30, 2004	Owned	Optioned	JVs	Total
East	23,559	47,474	18,487	89,520
Central	24,355	24,060	14,916	63,331
West	39,826	22,380	41,010	103,216

Total	87,740	93,914	74,413	256,067

At November 30, 2005, our market regions consisted of homebuilding divisions located in the following states: East: Florida, Maryland, Delaware, Virginia, New Jersey, New York, North Carolina and South Carolina. Central: Texas, Illinois and Minnesota. West: California, Colorado, Arizona and Nevada.

Construction and Development

We generally supervise and control the development of land and the design and building of our residential communities. We hire subcontractors for site improvements and virtually all of the work involved in the construction of homes. Generally, arrangements with our subcontractors provide that our subcontractors will complete specified work in accordance with price schedules and applicable building codes and laws. The price schedules may be subject to change to meet changes in labor and material costs or for other reasons. We believe that the sources and availability of raw materials to our subcontractors are adequate for our current and planned levels of operation. We generally do not own heavy construction equipment, and we have a relatively small labor force used to supervise land development and construction of homes and perform routine maintenance and minor amounts of other work. We finance construction and land development activities primarily with cash generated from operations and public debt issuances, as well as cash borrowed under our revolving credit facility.

Marketing

We offer a diversified line of homes for first-time, move-up and active adult homebuyers. With homes priced from under $100,000 to above $1,000,000 and available in a variety of environments ranging from urban infill communities to golf course communities, we are focused on providing homes for a wide spectrum of buyers. Our Everything’s Included® and Design StudioSM programs provide customers with the flexibility to choose how they would like to purchase their new home. In our Everything’s Included® program, we make the homebuying experience simple by including desirable, top-of-the-line features as standard items. In our Design StudioSM program, we provide an individualized homebuying experience and personalized design consultation in our design studios, offering market targeted upgrades and options for a new home. We sell our homes primarily from models that we have designed and constructed.

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

The quality of our homes is substantially affected by the efforts of on-site management and others engaged in the construction process, by the materials we use in particular homes or by other similar factors. Currently, most management team members’ bonus plans are, in part, contingent upon achieving certain customer satisfaction standards.

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

Deliveries

The table below indicates the number of deliveries for each of our market regions during our last three fiscal years:

Region	2005	2004	2003
East	12,467	11,323	10,348
Central	13,074	11,122	9,993
West	16,818	13,759	11,839

Total	42,359	36,204	32,180

Of the total home deliveries listed above, 1,477, 1,015 and 768, respectively, represent deliveries from unconsolidated entities for the years ended November 30, 2005, 2004 and 2003.

Backlog

Backlog represents the number of homes under sales contracts. Substantially all of the homes currently in backlog are expected to be delivered during fiscal 2006. Homes are sold using sales contracts, which are generally accompanied by sales deposits. In some instances, purchasers are permitted to cancel sales contracts if they are unable to close on the sale of their existing home, fail to qualify for financing or under certain other circumstances. We experienced a cancellation rate of 17% in 2005, compared to 16% and 20%, respectively, in 2004 and 2003. Although cancellations can delay the sales of our homes, they have not had a material impact on sales, operations or liquidity because we closely monitor our prospective buyers’ ability to obtain financing and use that information to adjust construction start plans to match anticipated deliveries of homes. We do not recognize revenue on homes under sales contracts until the sales are closed and title passes to the new homeowners, except for our mid-to-high-rise condominiums under construction for which revenue is recognized under percentage-of-completion accounting.

The table below indicates the backlog dollar value for each of our market regions as of the end of our last three fiscal years:

Region	2005	2004	2003
	(In thousands)
East	$2,931,247	2,177,884	1,526,970
Central	775,505	633,703	558,919
West	3,177,486	2,243,686	1,801,411

Total	$6,884,238	5,055,273	3,887,300

Of the dollar value of homes in backlog listed above, $590,129, $644,839 and $367,855, respectively, represent the backlog dollar value from unconsolidated entities at November 30, 2005, 2004 and 2003.

As of December 31, 2005 and 2004, the backlog dollar value was $6.7 billion and $5.1 billion, respectively, of which $0.5 billion and $0.7 billion, respectively, represent the backlog dollar value from unconsolidated entities.

Financial Services Operations

Mortgage Financing

We provide a full spectrum of conventional, FHA-insured and VA-guaranteed, first and second lien residential mortgage loan products to our homebuyers and others through our financial services subsidiaries, Universal American Mortgage Company, LLC and Eagle Home Mortgage, Inc., located in the same states as our homebuilding divisions, as well as other states. In 2005, our financial services subsidiaries provided loans to approximately 66% of our homebuyers who obtained mortgage financing in areas where we offered services. Because of the availability of mortgage loans from our financial services subsidiaries, as well as independent mortgage lenders, we believe access to financing has not been, and is not, a significant obstacle for most purchasers of our homes.

During 2005, we originated approximately 42,300 mortgage loans totaling $9.5 billion. Substantially all of the loans we originate are sold in the secondary mortgage market on a servicing released, non-recourse basis; however, we remain liable for customary representations and warranties related to loan sales.

We have a corporate risk management policy under which we hedge our interest rate risk on rate-locked loan commitments and loans held-for-sale to mitigate exposure to interest rate fluctuations. We finance our mortgage loan activities with borrowings under our financial services subsidiaries’ warehouse lines of credit or from our general corporate funds.

Title Insurance, Closing Services and Insurance Agency Services

We provide title insurance and title and closing services to our homebuyers and others. We provided title and closing services for approximately 187,700 real estate transactions and issued approximately 193,900 title insurance policies during 2005 through subsidiaries of North American Title Group, Inc. Title and closing services are provided by agency subsidiaries in Arizona, California, Colorado, District of Columbia, Florida, Illinois, Maryland, Minnesota, Nevada, Pennsylvania, Texas, Virginia and Wisconsin. Title insurance underwriting is provided by North American Title Insurance Corporation in the District of Columbia, Florida, Illinois, Maryland, Texas and Virginia and North American Title Insurance Company in Arizona, California, Colorado and Nevada.

We provide our homebuyers and others with personal lines, property and casualty insurance products through our insurance agency subsidiary, Universal American Insurance Agency, Inc., which operates in the same states as our homebuilding divisions, as well as other states. During 2005, we issued, as agent, approximately 14,200 new homeowner policies and renewed approximately 18,500 homeowner policies.

Communication Services

Lennar Communications Ventures oversees our interests and activities in relationships with providers of advanced communication services, and through its subsidiaries provides cable television and high-speed Internet services to residents of our communities and others. At December 31, 2005, we had approximately 12,400 subscribers across Texas, California and Florida.

Seasonality

We have historically experienced variability in our results of operations from quarter-to-quarter due to the seasonal nature of the homebuilding business. We typically experience the highest rate of orders for new homes in the first half of the calendar year, although the rate of orders for our new homes is highly dependent on the number of active communities and the timing of new community openings. We typically have a greater percentage of new home deliveries in the second half of our fiscal year compared to the first half because new home deliveries trail orders for new homes by several months. As a result, our revenues and operating earnings from sales of homes are generally higher in the second half of our fiscal year.

Competition

The residential homebuilding industry is highly competitive. We compete for homebuyers in each of the market regions where we operate with numerous national, regional and local homebuilders, as well as with resales of existing homes and with the rental housing market. We compete for homebuyers on the basis of a number of interrelated factors including location, price, reputation, amenities, design, quality and financing. In addition to competition for homebuyers, we also compete with other homebuilders for desirable properties, raw materials and reliable, skilled labor. We compete for land buyers with third parties in our efforts to sell land to homebuilders and others. We believe we are competitive in the market regions where we operate primarily due to our:

•	Excellent land position, particularly in land-constrained markets, where we have increased the number of homesites we own or control;

•	Strong presence in some of the fastest growing homebuilding markets in the United States; and

•	Balance sheet, where we continue to focus on liquidity while maintaining a strong capital structure.

Our financial services operations compete with other mortgage lenders, including national, regional and local mortgage bankers and brokers, savings and loan associations and other financial institutions, in the origination and sale of mortgage loans. Principal competitive factors include interest rates and other features of mortgage loan products available to the consumer. We compete with other insurance agencies, including national, regional and local insurance agencies, in the sale of homeowner insurance and related insurance services. Principal competitive factors include cost and other features of insurance products available to the consumer. We compete with other escrow companies and other title insurance agencies for closing services and title insurance. Principal competitive factors include service and price. We compete with other communication service providers in the sale of high-speed Internet and cable television services. Principal competitive factors include price, quality, service and availability.

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

In some states, we are required to be registered as a licensed contractor and comply with applicable rules and regulations. In various states our new home consultants are required to be registered as licensed real estate agents and adhere to the laws governing the practices of real estate agents.

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

Our cable subsidiary is generally required to both secure a franchise agreement with each locality in which it operates and to satisfy requirements of the Federal Communications Commission in the ordinary conduct of its business.

A subsidiary of The Newhall Land and Farming Company, of which we indirectly own 50%, provides water to a portion of Los Angeles County, California. This subsidiary is subject to extensive regulation by the California Public Utilities Commission.

Employees

At December 31, 2005, we employed 13,687 individuals of whom 9,765 were involved in our homebuilding operations and 3,922 were involved in our financial services operations. We believe our relations with our employees are good. We do not have collective bargaining agreements relating to any of our employees. We subcontract many phases of our homebuilding operations and some of the subcontractors we use have employees who are represented by labor unions.

Relationship with LNR Property Corporation

In 1997, we transferred our commercial real estate investment and management business to LNR Property Corporation (“LNR”), and spun-off LNR to our stockholders. As a result, LNR became a publicly-traded company, and the family of Stuart A. Miller, our President, Chief Executive Officer and a Director, which had voting control of us, became the controlling shareholder of LNR.

At the time of the spin-off, we entered into an agreement which, among other things, prevented us, in some circumstances, from engaging through December 2002 in any of the businesses in which LNR was engaged, or anticipated becoming engaged, at the time of the spin-off, and prohibited LNR from engaging, at least through December 2002, in any of the businesses in which we were engaged, or anticipated becoming engaged, at the time of the spin-off (except in limited instances in which our then activities or anticipated activities overlapped with LNR). This agreement was extended through November 30, 2005 and expired on that date.

Since the spin-off, we have entered into a number of joint ventures and other transactions with LNR. Many of the joint ventures were formed to acquire and develop land, part of which was subsequently sold to us or other homebuilders for residential building and part of which was subsequently sold to LNR for commercial development. Because LNR was controlled by Mr. Miller and his family, all significant transactions we or our subsidiaries engaged in with LNR or entities in which it had an interest were reviewed and approved by the Independent Directors Committee of our Board of Directors.

In January 2004, a company of which we and LNR each own 50% acquired The Newhall Land and Farming Company (“Newhall”) for approximately $1 billion. The purchase price was paid with (1) approximately $200 million we contributed to the jointly-owned company, (2) approximately $200 million LNR contributed to the jointly-owned company, (3) a $400 million term loan borrowed under $600 million of bank financing obtained by the jointly-owned company and another company of which we and LNR each owned 50% and (4) approximately $217 million from the proceeds of a sale by Newhall of income-producing properties to LNR. Newhall owns approximately 48,000 acres in California, including approximately 34,000 acres in north Los Angeles County that includes two master-planned communities. In connection with the acquisition, we agreed to purchase 687 homesites and received options to purchase an additional 623 homesites from Newhall.

On November 30, 2004, we and LNR each transferred our interests in most of our joint ventures to the jointly-owned company that had acquired Newhall, and that company was renamed LandSource Communities Development LLC.

In February 2005, LNR was acquired by a privately-owned entity. Although Mr. Miller’s family acquired a 20.4% interest in that privately-owned entity, neither Mr. Miller nor anybody else in his family is an officer or director, or otherwise is involved in the management of LNR or its parent. Nonetheless, because the Miller family has a 20.4% interest in LNR’s parent, significant transactions with LNR or entities in which it has an interest are still reviewed and approved by the Independent Directors Committee of our Board of Directors.

NYSE Certifications

We submitted our 2004 Annual CEO Certification to the New York Stock Exchange on April 21, 2005. The certification was not qualified in any respect. Additionally, we filed with the Securities and Exchange Commission as exhibits to our Form 10-K and Form 10-K/A for the year ended November 30, 2004, the CEO and CFO certifications required under Section 302 of the Sarbanes-Oxley Act.

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

Our website also includes our Corporate Governance Guidelines, our Code of Business Conduct and Ethics and the charters for the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee of our Board of Directors. Each of these documents is also available in print to any stockholder who requests a copy by addressing a request to:

Lennar Corporation

Attention: Office of the General Counsel

700 Northwest 107th Avenue

Miami, Florida 33172

Item 1A.    Risk Factors.

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

The homebuilding industry has not experienced an economic down cycle in a number of years, which may have resulted in an overvaluation of land and new homes.

Although the homebuilding business historically has been cyclical, it has not undergone an economic down cycle in a number of years. Further, during 2005, land and home prices rose significantly in many of our markets. This has led some people to assert that the prices of land, new homes and the stock prices of homebuilding companies may be inflated and may decline if the demand for land and new homes weakens. A decline in the prices for land and new homes could adversely affect both our revenues and margins. A decline in our stock price could make raising capital through stock issuances more difficult and expensive.

Federal laws and regulations that adversely affect liquidity in the secondary mortgage market could hurt our business.

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

The federal financial institution agencies recently issued proposed Interagency Guidance on Nontraditional Mortgage Products (“Guidance”). If adopted, the Guidance will apply to credit unions, to banks and savings associations and their subsidiaries, and to bank and savings association holding companies and their subsidiaries. Although the Guidance will not apply to independent mortgage companies, it likely will affect the origination operations of many mortgage companies that broker or sell nontraditional mortgage loan products to such entities. If the Guidance is adopted, it could reduce the number of potential customers who could qualify for loans to purchase homes from us and others.

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

The homebuilding industry is highly competitive for skilled labor, materials and suitable land, as well as homebuyers. We compete in each of our markets with numerous national, regional and local homebuilders. This competition with other homebuilders could reduce the number of homes we deliver, or cause us to accept reduced margins in order to maintain sales volume.

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

Some municipalities where we operate have approved, and others where we operate may approve, various slow growth or no growth homebuilding initiatives and other ballot measures that could negatively impact the availability of land and building opportunities within those localities. Approval of slow growth, no growth or similar initiatives (including the effect of these initiatives on existing entitlements and zoning) could adversely affect our ability to build or timely build and sell homes in the affected markets and or create additional administrative and regulatory requirements and costs, which, in turn, could have an adverse effect on our future revenues and earnings.

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

The lag time between when we acquire land for development and when we can bring communities to market can vary significantly. The market value of home inventories, undeveloped land and developed homesites can fluctuate significantly during this time period because of changing market conditions. Recently we have been able to sell homes at higher prices than we anticipated when we acquired the land on which they were built, which has helped us to achieve unusually high profit margins. However, in the future, we may need to sell homes or other property at prices that generate lower margins than we anticipate when we purchase land. We may also be required to record material write-downs to our land or home inventories if their market values decline.

Inflation may result in increased costs that we may not be able to recoup if demand declines.

Inflation can have a long-term impact on us because increasing costs of land, materials and labor may require us to increase the sales price of homes in order to maintain satisfactory margins. However, inflation is often accompanied by higher interest rates, which can have a negative impact on housing demand, in which case we may not be able to raise home prices sufficiently to keep up with the rate of inflation and our margins could decrease.

Tax law changes could make home ownership more expensive or less attractive.

Significant expenses of owning a home, including mortgage interest expense and real estate taxes, generally are deductible expenses for an individual’s federal, and in some cases state, income taxes, subject to various limitations under current tax law and policy. If the federal government or a state government changes income tax laws, as has been discussed recently, to eliminate or substantially modify these income tax deductions, then the after-tax cost of owning a new home would increase substantially. This could adversely impact demand for, and/or sales prices of, new homes.

We may be unable to obtain suitable financing and bonding for the development of our communities.

Our business depends substantially on our ability to obtain financing for the development of our residential communities and to provide bonds to ensure the completion of our projects. If we are unable to finance the development of our communities through our credit facility or other debt, or if we are unable to provide required surety bonds for our projects, our business operations and revenues could be adversely affected.

We may be unable to renew or extend our significant outstanding debt instruments when they mature.

Our senior unsecured credit facility consists of a $1.7 billion revolving credit facility maturing in June 2010 and includes access to an additional $500 million via an accordion feature, under which the facility may be increased to $2.2 billion, subject to additional commitments. In January 2006, we increased the commitment under the credit facility to $2.2 billion via access of the accordion feature. Also, our Financial Services Division has warehouse lines of credit totaling $1.3 billion, with borrowings under these lines of credit totaling $1.2 billion at November 30, 2005. These warehouse lines of credit mature in 2006 and 2007. We cannot assure that we will be able to extend or renew these debt arrangements on terms acceptable to us, or at all. If we are unable to renew or extend these debt arrangements, it could adversely affect our liquidity and capital resources.

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

Additional factors may adversely impact our acquisition growth strategy. Our acquisition strategy may require spending significant amounts of capital. If we are unable to obtain sufficient debt or equity financing on acceptable terms, or at all, we may need to reduce the scope of our acquisition growth strategy, which could have a material adverse effect on our growth prospects. The competition from our competitors or others pursuing the same acquisition candidates may increase purchase prices of businesses and/or prevent us from acquiring certain acquisition candidates. If any of the aforementioned factors cause us to alter our growth strategy, our results of operations and growth prospects could be adversely affected.

We could be hurt by the loss of key management personnel.

Our future success depends, to a significant degree, on the efforts of our senior management. Our operations could be adversely affected if key members of senior management cease to be active in our company.

We have a stockholder who exercises significant influence over matters that are brought to a vote of our stockholders.

Stuart A. Miller, our President, Chief Executive Officer and a Director, has voting control, through personal holdings and family-owned entities, of Class A and Class B common stock that enables Mr. Miller to cast approximately 47% of the votes that may be cast by the holders of our outstanding Class A and Class B common stock combined. That gives significant influence to Mr. Miller in electing our directors and approving most matters that are presented to our stockholders. Mr. Miller’s voting power might discourage someone from acquiring us or from making a significant equity investment in us, even if we needed the investment to meet our obligations and to operate our business. Also, because of his voting power, Mr. Miller may be able to authorize actions in matters that are contrary to our other stockholders’ desired actions or interests.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Executive Officers of Lennar Corporation

The following individuals are our executive officers as of February 7, 2006:

Name	Position	Age
Robert J. Strudler	Chairman of the Board	63
Stuart A. Miller	President and Chief Executive Officer	48
Jonathan M. Jaffe	Vice President and Chief Operating Officer	46
Bruce E. Gross	Vice President and Chief Financial Officer	47
Marshall H. Ames	Vice President	62
Diane J. Bessette	Vice President and Controller	45
David B. McCain	Vice President	45
Mark Sustana	Secretary and General Counsel	44

Mr. Strudler was the Vice Chairman of our Board of Directors and Chief Operating Officer from May 2000 through November 2004. Effective December 1, 2004, Mr. Strudler resigned as Chief Operating Officer and was elected as the Chairman of our Board of Directors. Prior to May 2000, Mr. Strudler was the Chairman and Co-Chief Executive Officer of U.S. Home Corporation.

Mr. Miller has been our President and Chief Executive Officer since 1997 and is one of our Directors. Before 1997, Mr. Miller held various executive positions with us.

Mr. Jaffe has been a Vice President since 1994 and has served as our Chief Operating Officer since December 1, 2004. Prior to that time, Mr. Jaffe served as a Regional President in our Homebuilding Division. Additionally, prior to his appointment as Chief Operating Officer, Mr. Jaffe was one of our Directors from 1997 through June 2004.

Mr. Gross has been a Vice President and our Chief Financial Officer since 1997. Prior to that, Mr. Gross was Senior Vice President, Controller and Treasurer of Pacific Greystone Corporation.

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

Mr. Sustana joined us in 2005 as our Secretary and General Counsel. Before joining Lennar, Mr. Sustana held various legal positions at GenTek, Inc., a manufacturer of communication products, industrial components and performance chemicals.

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Class A and Class B common stock are listed on the New York Stock Exchange under the symbols “LEN” and “LEN.B,” respectively. The following table shows the high and low sales prices for our Class A and Class B common stock for the periods indicated, as reported by the NYSE, and cash dividends declared per share adjusted for our January 2004 two-for-one stock split:

	Class A Common Stock High/Low Prices		Cash Dividends Per Class A Share
Fiscal Quarter	2005	2004	2005		2004
First	$62.49 – 44.15	$50.90 – 42.55	13¾	¢	12½	¢
Second	$62.09 – 50.30	$56.98 – 41.33	13¾	¢	12½	¢
Third	$68.86 – 57.46	$46.50 – 40.30	13¾	¢	12½	¢
Fourth	$62.78 – 52.34	$48.75 – 41.37	16	¢	13¾	¢

	Class B Common Stock High/Low Prices		Cash Dividends Per Class B Share
Fiscal Quarter	2005	2004	2005		2004
First	$57.40 – 40.81	$48.30 – 40.40	13¾	¢	12½	¢
Second	$57.07 – 46.90	$53.82 – 38.60	13¾	¢	12½	¢
Third	$64.00 – 53.50	$43.20 – 37.40	13¾	¢	12½	¢
Fourth	$58.12 – 48.96	$44.99 – 37.70	16	¢	13¾	¢

As of January 31, 2006, the last reported sale price of our Class A common stock was $62.56 and the last reported sale price of our Class B common stock was $57.79. As of January 31, 2006, there were approximately 1,200 and 800 holders of record, respectively, of our Class A and Class B common stock.

On January 12, 2006, our Board of Directors declared a quarterly cash dividend of $0.16 per share for both our Class A and Class B common stock, which is payable on February 17, 2006 to holders of record at the close of business on February 7, 2006. We regularly pay quarterly dividends as set forth in the table above. We currently expect that comparable cash dividends will continue to be paid in the future although we have no commitment to do that.

In June 2001, our Board of Directors authorized our stock repurchase program to permit future purchases of up to 20 million shares (adjusted for the January 2004 two-for-one stock split) of our outstanding common stock. During the three months ended November 30, 2005, we repurchased the following shares of our Class A common stock (amounts in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
September 1, 2005 to September 30, 2005	—	$—	—	13,240
October 1, 2005 to October 31, 2005	500	53.64	500	12,740
November 1, 2005 to November 30, 2005	290	54.75	290	12,450

Total	790	$54.05	790

The information required by Item 201(d) of Regulation S-K is provided under Item 12 of this document.

Item 6.    Selected Financial Data.

The following table sets forth our selected financial and operating information as of or for each of the years ended November 30, 2001 through 2005. The information presented below is based upon Lennar’s historical financial statements, except for the results of operations of a subsidiary of the Financial Services Division’s title company that was sold in May 2005 and have been classified as discontinued operations. Share and per share amounts have been retroactively adjusted to reflect the effect of our April 2003 10% Class B common stock distribution and our January 2004 two-for-one stock split.

	At or for the Years Ended November 30,
	2005	2004 (1)	2003 (1)	2002 (1)	2001 (1)
	(Dollars in thousands, except per share amounts)
Results of Operations:
Revenues:
Homebuilding	$13,304,599	10,000,632	8,348,645	6,751,301	5,554,747
Financial services	$562,372	500,336	556,581	482,008	422,149
Total revenues	$13,866,971	10,500,968	8,905,226	7,233,309	5,976,896
Operating earnings from continuing operations:
Homebuilding	$2,277,091	1,548,488	1,164,089	834,056	666,123
Financial services	$104,768	110,731	153,719	126,941	87,669
Corporate general and administrative expenses	$187,257	141,722	111,488	85,958	75,831
Loss on redemption of 9.95% senior notes	$34,908	—	—	—	—
Earnings from continuing operations before provision for income taxes	$2,159,694	1,517,497	1,206,320	875,039	677,961
Earnings from discontinued operations before provision for income taxes (2)	$17,261	1,570	734	670	1,462
Earnings from continuing operations	$1,344,410	944,642	750,934	544,712	416,946
Earnings from discontinued operations	$10,745	977	457	417	899
Net earnings	$1,355,155	945,619	751,391	545,129	417,845
Diluted earnings per share:
Earnings from continuing operations	$8.17	5.70	4.65	3.51	2.72
Earnings from discontinued operations	$0.06	0.00	0.00	0.00	0.01
Net earnings	$8.23	5.70	4.65	3.51	2.73
Cash dividends declared per share—Class A common stock	$0.573	0.513	0.144	0.025	0.025
Cash dividends declared per share—Class B common stock	$0.573	0.513	0.143	0.0225	0.0225
Financial Position:
Total assets (3)	$12,541,225	9,165,280	6,775,432	5,755,633	4,714,426
Debt:
Homebuilding	$2,592,772	2,021,014	1,552,217	1,585,309	1,505,255
Financial services (including limited-purpose finance subsidiaries)	$1,270,438	900,340	740,469	862,618	707,077
Stockholders’ equity	$5,251,411	4,052,972	3,263,774	2,229,157	1,659,262
Shares outstanding (000s)	157,559	156,230	157,836	142,811	140,833
Stockholders’ equity per share	$33.33	25.94	20.68	15.61	11.78
Delivery and Backlog Information
(including unconsolidated entities):
Number of homes delivered	42,359	36,204	32,180	27,393	23,899
Backlog of home sales contracts	18,565	15,546	13,905	12,108	8,339
Backlog dollar value	$6,884,238	5,055,273	3,887,300	3,200,206	1,981,632

(1)	In May 2005, the Company sold a subsidiary of the Financial Services Division’s title company. As a result of the sale, the subsidiary’s results of operations have been reclassified as discontinued operations to conform with the 2005 presentation.
(2)	Earnings from discontinued operations before provision for income taxes includes a gain of $15.8 million for the year ended November 30, 2005 related to the sale of a subsidiary of the Financial Services Division’s title company.
(3)	As of November 30, 2004, 2003, 2002 and 2001, the Financial Services Division had assets of discontinued operations of $1.0 million, $1.3 million, $0.4 million and $0.4 million, respectively, related to a subsidiary of the Division’s title company that was sold in May 2005.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Financial Data” and our audited consolidated financial statements and accompanying notes included elsewhere in this document.

Special Note Regarding Forward-Looking Statements

Some of the statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Annual Report on Form 10-K, are “forward-looking statements,” as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding our business, financial condition, results of operations, cash flows, strategies and prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those described under the caption “Risk Factors Relating to Our Business” in Item 1A of this document. We do not undertake any obligation or duty to update forward-looking statements.

Outlook

Fiscal 2005 proved to be a very strong year for Lennar and other large national homebuilders, as the pace of price appreciation on new homes drove record level profit margins in various markets. During fiscal 2005, we accumulated a record level backlog dollar value of new home orders, which at November 30, 2005 was 36% higher than it was at the end of fiscal 2004. With communities in place to meet our delivery goals and a backlog of $6.7 billion as of December 31, 2005, we believe that we are well positioned for fiscal 2006.

As we enter fiscal 2006, there have been early indications of a slower sales pace in certain markets in which we operate. While these indicators point to the likelihood that price appreciation in these markets will not continue at the level experienced in fiscal 2005, we believe that in most of these markets, with interest rates reasonably low, employment trends remaining positive and inventory levels only moderately up, our focus on inventory management and excellent land positions should support another record year for our company.

Our strong balance sheet and ample liquidity position us well for opportunities, as we focus primarily on growing our company organically. However, we remain opportunistic towards the acquisition of small and possibly large homebuilders. In addition to maintaining a strong balance sheet and growing bottom-line profitability, we remain focused on achieving strong returns on capital by managing our land portfolio and controlling additional homesites through options and strategic joint ventures.

Results of Operations

Overview

We achieved record revenues, profits and earnings per share from continuing operations in 2005. Our net earnings from continuing operations in 2005 were $1.3 billion, or $8.17 per share diluted ($8.65 per share basic), compared to $944.6 million, or $5.70 per share diluted ($6.08 per share basic), in 2004. The increase in net earnings from continuing operations was attributable to strength in our Homebuilding Division’s operations. In particular, both our deliveries and average sales price on homes delivered increased due to strong demand and supply constraints in strategic markets, low interest rates and favorable economic and demographic trends.

Earnings per share amounts for all years have been adjusted to reflect the effect of our April 2003 10% Class B common stock distribution and our January 2004 two-for-one stock split.

Homebuilding

Our Homebuilding Division sells and constructs homes primarily for first-time, move-up and active adult homebuyers. We sell homes under both our Everything’s Included® and Design StudioSM programs. Our land operations include the purchase, development and sale of land for our homebuilding activities, as well as the sale of land to third parties. In certain circumstances, we diversify our operations through strategic alliances and minimize our risks by investing with third parties in unconsolidated entities. The following tables set forth selected financial and operational information for the years indicated. The results of operations of the homebuilders we acquired during these years are included in the tables since the respective dates of the acquisitions.

Homebuilding Division’s Selected Financial and Operational Data

	Years Ended November 30,
	2005	2004	2003
	(Dollars in thousands, except average sales price)
Revenues:
Sales of homes	$12,711,789	9,559,847	8,040,470
Sales of land	592,810	440,785	308,175

Total revenues	13,304,599	10,000,632	8,348,645

Costs and expenses:
Cost of homes sold	9,410,343	7,275,446	6,180,777
Cost of land sold	391,984	281,409	234,844
Selling, general and administrative	1,375,480	1,044,483	872,735

Total costs and expenses	11,177,807	8,601,338	7,288,356

Equity in earnings from unconsolidated entities	133,814	90,739	81,937
Management fees and other income, net	61,515	69,251	26,817
Minority interest expense, net	45,030	10,796	4,954

Operating earnings	$2,277,091	1,548,488	1,164,089

Gross margin on home sales	26.0%	23.9%	23.1%

SG&A expenses as a % of revenues from home sales	10.8%	10.9%	10.9%

Operating margin as a % of revenues from home sales	15.2%	13.0%	12.3%

Average sales price	$311,000	272,000	256,000

Summary of Home and Backlog Data By Region

At November 30, 2005, our market regions consisted of homebuilding divisions located in the following states: East: Florida, Maryland, Delaware, Virginia, New Jersey, New York, North Carolina and South Carolina. Central: Texas, Illinois and Minnesota. West: California, Colorado, Arizona and Nevada.

	For the Years Ended November 30,
	2005	2004	2003
Deliveries
East	12,467	11,323	10,348
Central	13,074	11,122	9,993
West	16,818	13,759	11,839

Total	42,359	36,204	32,180

Of the total home deliveries listed above, 1,477, 1,015 and 768, respectively, represent deliveries from unconsolidated entities for the years ended November 30, 2005, 2004 and 2003.

New Orders
East	12,577	12,467	11,640
Central	13,793	11,192	9,696
West	17,035	14,008	12,187

Total	43,405	37,667	33,523

Of the new orders listed above, 1,254, 1,700 and 1,553, respectively, represent new orders from unconsolidated entities for the years ended November 30, 2005, 2004 and 2003.

	November 30,
	2005	2004	2003
Backlog—Homes
East	8,128	7,327	6,121
Central	3,286	2,567	2,416
West	7,151	5,652	5,368

Total	18,565	15,546	13,905

Of the homes in backlog listed above, 1,359, 1,585 and 1,226, respectively, represent homes in backlog from unconsolidated entities at November 30, 2005, 2004 and 2003.

Backlog Dollar Value (In thousands)
East	$2,931,247	2,177,884	1,526,970
Central	775,505	633,703	558,919
West	3,177,486	2,243,686	1,801,411

Total	$6,884,238	5,055,273	3,887,300

Of the dollar value of homes in backlog listed above, $590,129, $644,839 and $367,855, respectively, represent the backlog dollar value from unconsolidated entities at November 30, 2005, 2004 and 2003.

Backlog represents the number of homes under sales contracts. Substantially all of the homes currently in backlog are expected to be delivered in fiscal 2006. Homes are sold using sales contracts, which are generally accompanied by sales deposits. In some instances, purchasers are permitted to cancel sales contracts if they are unable to close on the sale of their existing home, fail to qualify for financing or under certain other circumstances. We experienced a cancellation rate of 17% in 2005, compared to 16% and 20% in 2004 and 2003, respectively. Although cancellations can delay the sales of our homes, they have not had a material impact on sales, operations or liquidity because we closely monitor our prospective buyers’ ability to obtain financing and use that information to adjust construction start plans to match anticipated deliveries of homes. We do not recognize revenue on homes under sales contracts until the sales are closed and title passes to the new homeowners, except for our mid-to-high-rise condominiums under construction for which revenue is recognized under percentage-of-completion accounting.

During 2005, we entered metropolitan New York City and the Boston and Reno, Nevada markets and we expanded our presence in our East and West regions through homebuilding acquisitions. During 2004, we expanded our presence in all of our regions through homebuilding acquisitions. During 2003, we expanded our operations in California and South Carolina through homebuilding acquisitions. The results of operations of the acquisitions are included in our results of operations since their respective acquisition dates.

2005 versus 2004

Revenues from home sales increased 33% in 2005 to $12.7 billion from $9.6 billion in 2004. Revenues were higher primarily due to a 16% increase in the number of home deliveries and a 15% increase in the average sales price of homes delivered in 2005. New home deliveries, excluding unconsolidated entities, increased to 40,882 homes in the year ended November 30, 2005 from 35,189 homes last year. In 2005, new home deliveries were higher in each of our regions, compared to 2004. The average sales price of homes delivered increased to $311,000 in the year ended November 30, 2005 from $272,000 in 2004.

Gross margins on home sales were $3.3 billion, or 26.0%, in the year ended November 30, 2005, compared to $2.3 billion, or 23.9%, in 2004. Gross margin percentage on home sales increased 210 basis points primarily due to a product mix favoring our higher margin states, as well as a significant gross margin percentage improvement in Arizona, California and Florida.

Homebuilding interest expense (primarily included in cost of homes sold and cost of land sold) was $187.2 million in 2005, compared to $134.2 million in 2004. The increase in interest expense was due to higher interest costs resulting from higher debt, as well as increased deliveries during 2005, compared to 2004, due to the growth in our homebuilding operations. Our homebuilding debt to total capital ratio as of November 30, 2005 was 33.1%, compared to 33.3% as of November 30, 2004.

Selling, general and administrative expenses as a percentage of revenues from home sales were 10.8% in the year ended November 30, 2005, compared to 10.9% in the year ended November 30, 2004.

Gross profit on land sales totaled $200.8 million in the year ended November 30, 2005, compared to $159.4 million in 2004. Some of these land sales were from consolidated joint ventures, which resulted in minority interest expense. Minority interest expense, net from these land sales and other activities of the consolidated joint ventures was $45.0 million and $10.8 million, respectively, in the years ended November 30, 2005 and 2004. Management fees and other income, net, totaled $61.5 million in the year ended November 30, 2005, compared to $69.3 million in 2004. Equity in earnings from unconsolidated entities was $133.8 million in the year ended November 30, 2005, compared to $90.7 million last year. Sales of land, minority interest expense, net, management fees and other income, net and equity in earnings from unconsolidated entities may vary significantly from period to period depending on the timing of land sales and other transactions entered into by us and unconsolidated entities in which we have investments.

At November 30, 2005, we owned approximately 102,700 homesites and had access to an additional 222,100 homesites through either option contracts or unconsolidated entities in which we have investments. At November 30, 2005, 14% of the homesites we owned were subject to home purchase contracts. Our backlog of sales contracts was 18,565 homes ($6.9 billion) at November 30, 2005, compared to 15,546 homes ($5.1 billion) at November 30, 2004. The higher backlog was primarily attributable to our growth and strong demand for our homes, which resulted in higher new orders in 2005, compared to 2004. As a result of acquisitions combined with our organic growth, inventories, excluding consolidated inventory not owned, increased 54% during 2005, while revenues from sales of homes increased 33% for the year ended November 30, 2005, compared to prior year.

2004 versus 2003

Revenues from home sales increased 19% in 2004 to $9.6 billion from $8.0 billion in 2003. Revenues were higher primarily due to a 12% increase in the number of home deliveries and a 6% increase in the average sales price of homes delivered in 2004. New home deliveries, excluding unconsolidated entities, increased to 35,189 homes in the year ended November 30, 2004 from 31,412 homes in 2003. In 2004, new home deliveries were higher in each of our regions, compared to 2003. The average sales price of homes delivered increased to $272,000 in the year ended November 30, 2004 from $256,000 in 2003.

Gross margins on home sales were $2.3 billion, or 23.9%, in 2004, compared to $1.9 billion, or 23.1%, in 2003. Margins were positively impacted by an improvement in our East and West regions. This improvement was primarily attributable to favorable pricing conditions, particularly in our land-constrained markets, as well as a change in product mix. This improvement was partially offset by warranty expense related to the resolution of a dispute.

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

Gross profit on land sales totaled $159.4 million in the year ended November 30, 2004, compared to $73.3 million in 2003. Some of these land sales were from consolidated joint ventures, which resulted in minority interest expense. Minority interest expense, net from these land sales and other activities of the consolidated joint ventures was $10.8 million and $5.0 million, respectively, in the years ended November 30, 2004 and 2003. Management fees and other income, net, totaled $69.3 million in 2004, compared to $26.8 million in 2003. Equity in earnings from unconsolidated entities was $90.7 million in 2004, compared to $81.9 million in 2003. This improvement resulted from an increase in homes delivered by our unconsolidated homebuilding joint ventures. Sales of land, minority interest expense, net, management fees and other income, net and equity in earnings from unconsolidated entities may vary significantly from period to period depending on the timing of land sales and other transactions entered into by us and unconsolidated entities in which we have investments.

At November 30, 2004, we owned approximately 87,700 homesites and had access to an additional 168,300 homesites through either option contracts or unconsolidated entities in which we have investments. At November 30, 2004, 13% of the homesites we owned were subject to home purchase contracts. Our backlog of sales contracts was 15,546 homes ($5.1 billion) at November 30, 2004, compared to 13,905 homes ($3.9 billion) at November 30, 2003. The higher backlog was primarily attributable to our growth and strong demand for our homes, which resulted in higher new orders in 2004, compared to 2003. As a result of acquisitions combined with our organic growth, inventories, excluding consolidated inventory not owned, increased 35% during 2004, while revenues from sales of homes increased 19% for the year ended November 30, 2004, compared to 2003.

Financial Services

Our Financial Services Division provides mortgage financing, title insurance, closing services and insurance agency services for both buyers of our homes and others. The Division sells substantially all of the loans it originates in the secondary mortgage market on a servicing released, non-recourse basis; however, we remain liable for customary representations and warranties related to loan sales. The Division also provides high-speed Internet and cable television services to residents of our communities and others. The following table sets forth selected financial and operational information relating to our Financial Services Division. The results of operations of companies we acquired during these years are included in the table since the respective dates of the acquisitions.

Financial Services Division’s Selected Financial and Operational Data

	Years Ended November 30,
	2005	2004	2003
	(Dollars in thousands)
Revenues	$562,372	500,336	556,581
Costs and expenses	457,604	389,605	402,862

Operating earnings from continuing operations	$104,768	110,731	153,719

Dollar value of mortgages originated	$9,509,000	7,517,000	7,603,000

Number of mortgages originated	42,300	37,900	41,000

Mortgage capture rate of Lennar homebuyers	66%	71%	72%

Number of title and closing service transactions	187,700	187,700	245,600

Number of title policies issued	193,900	185,100	175,000

2005 versus 2004

Operating earnings from continuing operations for the Financial Services Division were $104.8 million in the year ended November 30, 2005, compared to $110.7 million last year. The decrease was primarily due to reduced profitability from the Division’s mortgage operations as a result of a more competitive mortgage environment in 2005, as well as a $6.5 million pretax gain generated from monetizing a majority of the Division’s alarm monitoring contracts in 2004. This decrease was partially offset by improved profitability from the Division’s title operations in 2005. The Division’s mortgage capture rate (i.e., the percentage of our homebuyers, excluding cash settlements, who obtained mortgage financing from us in areas where we offered services) was 66% in the year ended November 30, 2005, compared to 71% 2004. The decrease in the capture rate was a result of a more competitive mortgage environment. During 2005, we sold North American Exchange Company (“NAEC”), a subsidiary of the Financial Services Division’s title company, which generated a $15.8 million pretax gain.

2004 versus 2003

Operating earnings from continuing operations from our Financial Services Division decreased to $110.7 million in 2004, compared to $153.7 million in 2003. The decrease in operating earnings from continuing operations in 2004 was primarily due to a more competitive mortgage environment and a slowdown in refinance activity, which resulted in reduced profitability from our mortgage and title operations. The decline in operating earnings from continuing operations was partially offset by a $6.5 million gain generated by monetizing the majority of our alarm monitoring contracts in 2004. The Division’s mortgage capture rate (i.e., the percentage of our homebuyers, excluding cash settlements, who obtained mortgage financing from us in areas where we offered services) was relatively consistent in the year ended November 30, 2004, compared to 2003.

Corporate General and Administrative

Corporate general and administrative expenses as a percentage of total revenues were 1.4% in the year ended November 30, 2005 and 1.3% in both the years ended November 30, 2004 and 2003.

Financial Condition and Capital Resources

At November 30, 2005, we had cash related to our homebuilding and financial services operations of $1.1 billion, compared to $1.4 billion at November 30, 2004. The decrease in cash was primarily due to an increase in inventories, contributions to unconsolidated entities, repurchases of common stock and acquisitions partially offset by our net earnings, distributions of capital from unconsolidated entities and proceeds from debt issuances as we position ourselves for future growth.

We finance our land acquisition and development activities, construction activities, financial services activities and general operating needs primarily with cash generated from our operations and public debt issuances, as well as cash borrowed under our revolving credit facility and warehouse lines of credit.

Operating Cash Flow Activities

During 2005 and 2004, cash flows provided by operating activities amounted to $323.0 million and $420.2 million, respectively. During 2005, cash flows provided by operating activities consisted primarily of net earnings, an increase in accounts payable and other liabilities and distributions of earnings from unconsolidated entities partially offset by an increase in inventories due to an increase in construction in progress to support a significantly higher backlog and land purchases to facilitate future growth, an increase in receivables resulting primarily from land sales and equity in earnings from unconsolidated entities.

During 2004, cash flows provided by operating activities consisted primarily of net earnings, distributions of earnings from unconsolidated entities, a decrease in financial services loans held-for-sale and an increase in accounts payable and other liabilities offset in part by an increase in inventories to support a significantly higher backlog and an increase in receivables resulting primarily from land sales. In particular, inventories increased by $870.2 million during 2004 due to an increased number of home starts to support a significantly higher backlog combined with the accelerated takedown of homesites that had been under option.

Investing Cash Flow Activities

Cash flows used in investing activities totaled $1.0 billion during 2005, compared to $534.1 million in 2004. In 2005, we used $416.0 million of cash for acquisitions, $919.8 million of cash was contributed to unconsolidated entities and we had an increase in financial services loans held-for-investment of $117.4 million. This usage of cash was partially offset by $466.8 million of distributions of capital from unconsolidated entities. In 2004, we used $105.7 million of cash for acquisitions and $751.2 million of cash was contributed to unconsolidated entities. In particular, we contributed approximately $200 million to an unconsolidated entity to fund the entity’s purchase of Newhall. This usage of cash was partially offset by $330.6 million of distributions of capital from unconsolidated entities.

During 2005, we entered metropolitan New York City and the Boston and Reno, Nevada markets and we expanded our presence in our East and West regions through homebuilding acquisitions. The results of operations of these acquisitions are included in our results of operations since their respective acquisition dates. We are always looking at the possibility of acquiring homebuilders and other companies. However, at November 30, 2005, we had no agreements or understandings regarding any significant transactions.

Financing Cash Flow Activities

Homebuilding debt to total capital is a financial measure commonly used in the homebuilding industry and is presented to assist in understanding the leverage of our homebuilding operations. By providing a measure of leverage of our homebuilding operations, management believes that this measure enables readers of our financial statements to better understand our financial position and performance. Homebuilding debt to total capital as of November 30, 2005 and 2004 is calculated as follows:

	2005	2004
	(Dollars in thousands)
Homebuilding debt	$2,592,772	2,021,014
Stockholders’ equity	5,251,411	4,052,972

Total capital	$7,844,183	6,073,986

Homebuilding debt to total capital	33.1%	33.3%

The ratio at November 30, 2005 was consistent with the ratio in the prior year. In addition to the use of capital in our homebuilding and financial services operations, we actively evaluate various other uses of capital, which fit into our homebuilding and financial services strategies and appear to meet our profitability and return on capital goals. This may include acquisitions of, or investments in, other entities, the payment of dividends or repurchases of our outstanding common stock or debt. These activities may be funded through any combination of our credit facilities, cash generated from operations, sales of assets or the issuance of public debt, common stock or preferred stock.

The following table summarizes our homebuilding senior notes and other debts payable:

	November 30,
	2005	2004
	(Dollars in thousands)
5.125% zero-coupon convertible senior subordinated notes due 2021	$157,346	274,623
7 5/8 % senior notes due 2009	276,299	274,890
5.125% senior notes due 2010	299,715	—
9.95% senior notes due 2010	—	304,009
5.95% senior notes due 2013	345,203	344,717
5.50% senior notes due 2014	247,326	247,105
5.60% senior notes due 2015	502,127	—
Senior floating-rate notes due 2007	200,000	200,000
Senior floating-rate notes due 2009	300,000	300,000
Mortgage notes on land and other debt	264,756	75,670

	$2,592,772	2,021,014

Our average debt outstanding was $3.0 billion in 2005, compared to $2.0 billion in 2004. The average rates for interest incurred were 5.7% in 2005, compared to 6.4% in 2004. Interest incurred for the year ended November 30, 2005 was $172.9 million, compared to $137.9 million in 2004. The majority of our short-term financing needs, including financings for land acquisition and development activities and general operating needs, are met with cash generated from operations and funds available under our new unsecured credit facility (the “New Facility”), which replaced our senior unsecured credit facilities (the “Credit Facilities”) in June 2005. The New Facility consists of a $1.7 billion revolving credit facility maturing in June 2010. The New Facility also includes access to an additional $500 million via an accordion feature, under which the New Facility may be increased to $2.2 billion, subject to additional commitments. We repaid the outstanding balance under the Credit Facilities with borrowings under the New Facility. As of November 30, 2005, the commitment under the New Facility’s revolving credit facility was increased by $40 million via access of the accordion feature, reducing the access to additional commitments under the accordion feature to $460 million as of November 30, 2005. Subsequent to November 30, 2005, we received the remaining additional commitments of $460 million under the accordion feature increasing the New Facility to $2.2 billion. The New Facility is guaranteed by substantially all of our subsidiaries other than finance company subsidiaries (which include mortgage and title insurance subsidiaries). Interest rates on outstanding borrowings are LIBOR-based, with margins determined based on changes in our leverage ratio and credit ratings, or an alternate base rate. At November 30, 2005, no amounts were outstanding under the New Facility. During the year ended November 30, 2005, the average daily borrowings under the Credit Facilities and the New Facility were $685.4 million.

We have a structured letter of credit facility (the “LC Facility”) with a financial institution. The purpose of the LC Facility is to facilitate the issuance of up to $200 million of letters of credit on a senior unsecured basis. In connection with the LC Facility, the financial institution issued $200 million of its senior notes, which are linked to our performance on the LC Facility. If there is an event of default under the LC Facility, including our failure to reimburse a draw against an issued letter of credit, the financial institution would assign its claim against us, to the extent of the amount due and payable by us under the LC Facility, to its noteholders in lieu of their principal repayment on their performance-linked notes.

In June 2005, we entered into a letter of credit facility with a financial institution. The purpose of the letter of credit facility is to facilitate the issuance of up to $150 million of letters of credit on a senior unsecured basis through the facility’s expiration date of June 2008.

At November 30, 2005, we had letters of credit outstanding in the amount of $1.2 billion, which includes $194.3 million outstanding under the LC Facility and $148.2 million outstanding under the letter of credit facility entered into in June 2005. The majority of these letters of credit are posted with regulatory bodies to guarantee our performance of certain development and construction activities or are posted in lieu of cash deposits on option contracts. Of our total letters of credit outstanding, $244.6 million were collateralized against certain borrowings available under the New Facility.

In April 2005, we sold $300 million of 5.60% senior notes due 2015 (the “Senior Notes”) at a price of 99.771%. Substitute registered notes were subsequently issued. Proceeds from the offering, after initial purchaser’s discount and expenses, were $297.5 million. We added the proceeds to our working capital to be used for general corporate purposes. Interest on the Senior Notes is due semi-annually. The Senior Notes are unsecured and unsubordinated. Substantially all of our subsidiaries other than finance company subsidiaries guaranteed the Senior Notes.

In May 2005, we redeemed all of our outstanding 9.95% senior notes due 2010 (the “Notes”). The redemption price was $337.7 million, or 104.975% of the principal amount of the Notes outstanding, plus accrued and unpaid interest as of the redemption date. The redemption of the Notes resulted in a $34.9 million pretax loss.

In July 2005, we sold an additional $200 million of Senior Notes at a price of 101.407%. The Senior Notes were the same issue as the Senior Notes we sold in April 2005. Proceeds from the offering, after initial purchaser’s discount and expenses, were $203.9 million. We added the proceeds to our working capital to be used for general corporate purposes. Interest on the Senior Notes is due semi-annually. The Senior Notes are unsecured and unsubordinated. Substantially all of our subsidiaries other than finance company subsidiaries guaranteed the Senior Notes. At November 30, 2005, the carrying value of the Senior Notes sold in April and July 2005 was $502.1 million.

In September 2005, we sold $300 million of 5.125% senior notes due 2010 (the “New Senior Notes”) at a price of 99.905% in a private placement. Proceeds from the offering, after initial purchaser’s discount and expenses, were $298.2 million. We added the proceeds to our working capital to be used for general corporate purposes. Interest on the New Senior Notes is due semi-annually. The New Senior Notes are unsecured and unsubordinated. Substantially all of our subsidiaries other than finance company subsidiaries guaranteed the New Senior Notes. We have agreed to exchange the New Senior Notes for registered notes. The registered notes will have substantially identical terms as the New Senior Notes, except that the registered notes will not include transfer restrictions that are applicable to the New Senior Notes. At November 30, 2005, the carrying value of the New Senior Notes was $299.7 million.

In March and April 2004, we issued a total of $300 million of senior floating-rate notes due 2009 (the “Floating Rate Notes”) in a registered offering, which are callable at par beginning in March 2006. Proceeds from the offerings, after underwriting discount and expenses, were $298.5 million. We used the proceeds to partially prepay the term loan B portion of the Credit Facilities and added the remainder to our working capital to be used for general corporate purposes. We repaid the remaining outstanding balance of the term loan B with cash from our working capital. Interest on the Floating Rate Notes is three-month LIBOR plus 0.75% (5.17% as of November 30, 2005) and is payable quarterly, compared to the term loan B interest of three-month LIBOR plus 1.75%. The Floating Rate Notes are unsecured and unsubordinated. At November 30, 2005, the carrying value of the Floating Rate Notes was $300.0 million. Substantially all of our subsidiaries, other than finance company subsidiaries, have guaranteed the Floating Rate Notes.

In August 2004, we sold $250 million of 5.50% senior notes due 2014 at a price of 98.842% in a private placement. Proceeds from the offering, after initial purchaser’s discount and expenses, were $245.5 million. We used the proceeds to repay borrowings under our Credit Facilities. Interest on the senior notes is due semi-annually. The senior notes are unsecured and unsubordinated. Substantially all of our subsidiaries, other than finance company subsidiaries, guaranteed the senior notes. At November 30, 2005, the carrying value of the senior notes was $247.3 million. We also sold $200 million of senior floating-rate notes due 2007 in a private placement. The senior floating-rate notes are callable at par beginning in February 2006. Proceeds from the offering, after initial purchaser’s discount and expenses, were $199.3 million. We used the proceeds to repay borrowings under our Credit Facilities. Interest on the senior floating-rate notes is three-month LIBOR plus 0.50% (4.92% as of November 30, 2005) and is payable quarterly. The senior floating-rate notes are unsecured and unsubordinated. Substantially all of our subsidiaries, other than finance company subsidiaries, guaranteed the senior floating-rate notes. At November 30, 2005, the carrying value of the senior floating-rate notes was $200.0 million.

Substantially all of our subsidiaries, other than finance company subsidiaries, have guaranteed all our Senior Notes and Floating Rate Notes (the “Guaranteed Notes”). The guarantees are full and unconditional and the guarantor subsidiaries are 100% directly and indirectly owned by Lennar Corporation. The principal reason our subsidiaries, other than finance company subsidiaries, guaranteed the Guaranteed Notes is so holders of the Guaranteed Notes will have rights at least as great with regard to our subsidiaries as any other holders of a material amount of our unsecured debt. Therefore, the guarantees of the Guaranteed Notes will remain in effect while the guarantor subsidiaries guarantee a material amount of the debt of Lennar Corporation, as a separate entity, to others. At any time, however, when a guarantor subsidiary is no longer guaranteeing at least $75 million of Lennar Corporation’s debt other than the Guaranteed Notes, either directly or by guaranteeing other subsidiaries’ obligations as guarantors of Lennar Corporation’s debt, guarantor subsidiaries guarantee of the Guaranteed Notes will be suspended. Currently, the only debt the guarantor subsidiaries are guaranteeing other than the Guaranteed Notes is Lennar Corporation’s principal revolving bank credit line. Therefore, if, the guarantor subsidiaries cease guaranteeing Lennar Corporation’s obligations under the principal revolving bank credit line and are not guarantors of any new debt, the guarantor subsidiaries’ guarantees of the Guaranteed Notes will be suspended until such time, if any, as they again are guaranteeing at least $75 million of Lennar Corporation’s debt other than the Guaranteed Notes.

If the guarantor subsidiaries are guaranteeing the revolving credit line totaling at least $75 million, we will treat the guarantees of the Guaranteed Notes as remaining in effect even during periods when Lennar Corporation’s borrowings under the revolving credit line is less than $75 million. Because it is possible that our banks will permit some or all of the guarantor subsidiaries to stop guaranteeing the revolving credit line, it is possible that, at some time or times in the future, the Guaranteed Notes will no longer be guaranteed by the guarantor subsidiaries.

At November 30, 2005, our Financial Services Division had warehouse lines of credit totaling $1.3 billion to fund our mortgage loan activities. Borrowings under the facilities were $1.2 billion at November 30, 2005 and were collateralized by mortgage loans and receivables on loans sold but not yet funded by the investor with outstanding principal balances of $1.3 billion. There are several interest rate-pricing options, which fluctuate with market rates. The effective interest rate on the facilities at November 30, 2005 was 5.1%. The warehouse lines of credit mature in August 2006 ($700 million) and in April 2007 ($600 million), at which time we expect the facilities to be renewed. At November 30, 2005, we had advances under a conduit funding agreement with a major financial institution amounting to $10.7 million. Borrowings under this agreement are collateralized by mortgage loans and had an effective interest rate of 5.0% at November 30, 2005. We also had a $25 million revolving line of credit with a bank that matures in August 2006, at which time the Division expects the line of credit to be renewed. The line of credit is collateralized by certain assets of the Division and stock of certain title subsidiaries. Borrowings under the line of credit were $23.6 million and had an effective interest rate of 4.9% at November 30, 2005.

We have various interest rate swap agreements, which effectively convert variable interest rates to fixed interest rates on $200 million of outstanding debt related to our homebuilding operations. The interest rate swaps mature at various dates through fiscal 2008 and fix the LIBOR index (to which certain of our debt interest rates are tied) at an average interest rate of 6.8% at November 30, 2005. The net effect on our operating results is that interest on the variable-rate debt being hedged is recorded based on fixed interest rates. Counterparties to these agreements are major financial institutions. At November 30, 2005, the fair market value of the interest rate swaps was a $6.7 million liability. Our Financial Services Division, in the normal course of business, uses derivative financial instruments to reduce its exposure to fluctuations in interest rates. The Division enters into forward commitments and, to a lesser extent, option contracts to protect the value of loans held-for-sale from increases in market interest rates. We do not anticipate that we will suffer credit losses from counterparty non-performance.

We have met all of our quantifiable debt covenants. There have been no significant changes in liquidity from the balance sheet date to the date of issuance of this Annual Report on Form 10-K, except as noted above related to the remaining additional commitments of $460 million received under the accordion feature increasing the New Facility to $2.2 billion.

Changes in Capital Structure

In January 2004, we effected a two-for-one stock split in the form of a 100% stock dividend of Class A and Class B common stock. All share and per share amounts (except authorized shares, treasury shares and par value) have been retroactively adjusted to reflect the split. There was no net effect on total stockholders’ equity as a result of the stock split.

In June 2001, our Board of Directors authorized our stock repurchase program to permit future purchases of up to 20 million shares (adjusted for the January 2004 two-for-one stock split) of our outstanding common stock. During 2005, we repurchased a total of 5.1 million shares of our outstanding Class A common stock under our stock repurchase program for an aggregate purchase price of $274.9 million, or $53.38 per share. As of November 30, 2005, 12.4 million shares of our common stock can be repurchased in the future under the program.

In addition to the Class A common shares purchased under our stock repurchase program, we repurchased approximately 229,000 Class A common shares related to the vesting of restricted stock and distributions of common stock from our deferred compensation plan during the year ended November 30, 2005.

In September 2005, our Board of Directors voted to increase the annual dividend rate with regard to our Class A and Class B common stock to $0.64 per share per year (payable quarterly) from $0.55 per share per year (payable quarterly). Dividend rates reflect our January 2004 two-for-one stock split.

In recent years, we have sold convertible and non-convertible debt into public markets, and at year-end, we had a shelf registration statement effective under the Securities Act of 1933, as amended, under which we could sell to the public up to $1.0 billion of debt securities, common stock, preferred stock or other securities. At November 30, 2005, we had another shelf registration statement effective under the Securities Act of 1933, as amended, under which we could issue up to $400 million of equity or debt securities in connection with acquisitions of companies or interests in companies, businesses or assets.

Based on our current financial condition and credit relationships, we believe that our operations and borrowing resources will provide for our current and long-term capital requirements at our anticipated levels of growth.

Off-Balance Sheet Arrangements

We strategically invest in unconsolidated entities that acquire and develop land (1) for our homebuilding operations or for sale to third parties or (2) for the construction of homes for sale to third-party homebuyers. Through these entities, we reduce and share our risk by limiting the amount of our capital invested in land, while increasing access to potential future homesites. The use of these entities also, in some instances, enables us to acquire land to which we could not otherwise obtain access, or could not obtain access on as favorable terms, without the participation of a strategic partner. Our partners in these entities generally are unrelated homebuilders, land sellers and financial or other strategic partners.

Most of the entities in which we invest are accounted for by the equity method of accounting. At November 30, 2005, our recorded investment in unconsolidated entities was $1.3 billion and our estimated maximum exposure to loss with regard to unconsolidated entities was our recorded investments in these entities in addition to the exposure under the guarantees discussed below. In many instances, we are appointed as the day-to-day manager of these entities and receive fees for performing this function. During 2005, 2004 and 2003, we received management fees and reimbursement of expenses totaling $58.6 million, $40.6 million and $39.0 million, respectively, from unconsolidated entities in which we had investments. We and/or our partners sometimes obtain options or enter into other arrangements under which we can purchase portions of the land held by the unconsolidated entities. Option prices are generally negotiated prices that approximate fair market value when we receive the options. During 2005, 2004 and 2003, $431.2 million, $547.6 million and $460.5 million, respectively, of the unconsolidated entities’ revenues were from land sales to our homebuilding divisions. We do not include in our equity in earnings from unconsolidated entities our pro rata share of unconsolidated entities’ earnings resulting from land sales to our homebuilding divisions. Instead, we account for those earnings as a reduction of our cost of purchasing the land from the unconsolidated entities. This in effect defers recognition of our share of the unconsolidated entities’ earnings related to these sales until we deliver a home and title passes to a homebuyer.

Summarized operating results for unconsolidated entities in which we had investments were as follows:

	Years Ended November 30,
	2005	2004	2003
	(Dollars in thousands)
Revenues	$2,676,628	1,641,018	1,314,674
Costs and expenses	2,020,470	1,199,243	938,981

Net earnings of unconsolidated entities	$656,158	441,775	375,693

Our share of net earnings	$241,631	148,868	148,914
Our share of net earnings—recognized	133,814	90,739	81,937

Our share of net earnings—deferred	$107,817	58,129	66,977

Our investment in unconsolidated entities	$1,282,686	856,422	390,334
Equity of the unconsolidated entities	$3,334,549	1,795,010	885,722

Our investment % in the unconsolidated entities	38.5%	47.7%	44.1%

At November 30, 2005, the unconsolidated entities in which we had investments had total assets of $8.8 billion and total liabilities of $5.5 billion, which included $4.5 billion of notes and mortgages payable. In some instances, we and/or our partners have provided guarantees of debt of certain unconsolidated entities on a pro rata basis. At November 30, 2005, we had repayment guarantees of $324.3 million and limited maintenance guarantees of $761.1 million related to unconsolidated entity debt. The fair market value of the repayment guarantees is insignificant. When we and/or our partners provide guarantees, the unconsolidated entity generally receives more favorable terms from its lenders than would otherwise be available to it. The limited maintenance guarantees only apply if an unconsolidated entity defaults on its loan arrangements and the value of the collateral (generally land and improvements) is less than a specified percentage of the loan balance. If we are required to make a payment under a limited maintenance guarantee to bring the value of the collateral above the specified percentage of the loan balance, the payment would constitute a capital contribution or loan to the unconsolidated entity and increase our share of any funds it distributes. At November 30, 2005, there were no assets held as collateral that, upon the occurrence of any triggering event or condition under a guarantee, we could obtain and liquidate to recover all or a portion of the amounts to be paid under a guarantee.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations at November 30, 2005:

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(In thousands)
Homebuilding—Senior notes and other debts payable	$2,592,772	27,631	382,325	930,814	1,252,002
Financial services—Notes and other debts payable (including limited-purpose finance subsidiaries)	1,270,438	1,269,782	—	—	656
Interest commitments under interest bearing debt	768,800	138,135	238,980	167,266	224,419
Operating leases	238,733	77,975	87,424	43,676	29,658

Total contractual cash obligations	$4,870,743	1,513,523	708,729	1,141,756	1,506,735

We are subject to the usual obligations associated with entering into contracts (including option contracts) for the purchase, development and sale of real estate in the routine conduct of our business. Option contracts for the purchase of land generally enable us to defer acquiring portions of properties owned by third parties and unconsolidated entities until we are ready to build homes on them. This reduces our financial risk associated with land holdings. At November 30, 2005, we had access to acquire approximately 222,100 homesites through option contracts and unconsolidated entities in which we have investments. At November 30, 2005, we had $741.6 million of non-refundable option deposits and advanced costs related to certain of these homesites.

We are committed, under various letters of credit, to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit under these arrangements totaled $1.2 billion at November 30, 2005. Additionally, we had outstanding performance and surety bonds related to site improvements at various projects with estimated costs to complete of $1.8 billion. We do not believe there will be any draws upon these bonds, but if there were any, they would not have a material effect on our financial position, results of operations or cash flows.

Our Financial Services Division had a pipeline of loans in process totaling approximately $3.7 billion at November 30, 2005. To minimize credit risk, we use the same credit policies in the approval of our commitments as are applied to our lending activities. Loans in process for which interest rates were committed to the borrowers totaled approximately $511.7 million as of November 30, 2005. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers, the total commitments do not necessarily represent future cash requirements.

Our Financial Services Division uses mandatory mortgage-backed securities (“MBS”) forward commitments and MBS option contracts to hedge its interest rate exposure during the period from when it extends an interest rate lock to a loan applicant until the time at which the loan is sold to an investor. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk is managed by entering into MBS forward commitments and MBS option contracts only with investment banks with primary dealer status and loan sales transactions with permanent investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair market value. At November 30, 2005, we had open commitments amounting to $321.0 million to sell MBS with varying settlement dates through February 2006.

Economic Conditions

During 2005, the homebuilding environment remained strong due to a positive supply/demand relationship, as well as low interest rates. As a result of this favorable environment and growth in the number of our active communities, our new orders increased by 15% in 2005. Although the homebuilding business historically has been cyclical, it has not undergone an economic down cycle in a number of years. Further, during 2005, home prices rose significantly in many of our markets. This has led some people to assert that the prices of land, new homes and the stock prices of homebuilding companies may be inflated and may decline if the demand for new homes weakens. A decline in the prices for new homes could adversely affect both our revenues and margins. A decline in our stock price could make raising capital through stock issuances more difficult and expensive.

Market and Financing Risk

We finance our contributions to joint ventures, land acquisition and development activities, construction activities, financial services activities and general operating needs primarily with cash generated from operations and public debt issuances, as well as cash borrowed under our revolving credit facility and warehouse lines of credit. We also purchase land under option agreements, which enables us to acquire homesites when we are ready to build homes on them. The financial risks of adverse market conditions associated with land holdings are managed by prudent underwriting of land purchases in areas we view as desirable growth markets, careful management of the land development process and limitation of risks by using partners to share the costs of purchasing and developing land, as well as obtaining access to land through option contracts.

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

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Staff Position 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (“FSP 109-1”). The American Jobs Creation Act, which was signed into law in October 2004, provides a tax deduction on qualified domestic production activities. When fully phased-in, the deduction will be up to 9% of the lesser of “qualified production activities income” or taxable income. Based on the guidance provided by FSP 109-1, this deduction should be accounted for as a special deduction under Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, and will reduce tax expense in the period or periods that the amounts are deductible on the tax return. FSP 109-1 was effective December 21, 2004 and the tax benefit resulting from the new deduction will be effective beginning in our first quarter of fiscal year 2006, which begins December 1, 2005. We are evaluating the impact of this law on our future financial statements and currently estimate the future reduction in our federal income tax rate to be approximately 75 basis points.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”). SFAS No. 123(R) establishes accounting standards for transactions in which a company exchanges its equity instruments for goods or services. In particular, the statement will require companies to record compensation expense for all share-based payments, such as employee stock options, at fair market value. The statement’s effective date is the first interim or annual reporting period of the first fiscal year that begins on or after June 15, 2005 (our first quarter of fiscal year 2006 which begins December 1, 2005). We estimate that the adoption of SFAS No. 123(R) will result in a charge to net earnings of approximately $0.09 per share diluted for the year ending November 30, 2006.

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS No. 154”). SFAS No. 154, which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, changes the requirements for the accounting and reporting of a change in an accounting principle. The statement requires retrospective application of changes in an accounting principle to prior periods’ financial statements unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 (our fiscal year beginning December 1, 2006). The adoption of SFAS No. 154 is not expected to have a material impact on our financial position, results of operations or cash flows.

Critical Accounting Policies and Estimates

Our accounting policies are more fully described in Note 1 of the notes to our consolidated financial statements included in Item 8 of this document. As discussed in Note 1, the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events that affect the amounts reported in our consolidated financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and such differences may be material to our consolidated financial statements. Listed below are those policies and estimates that we believe are critical and require the use of significant judgment in their application.

Homebuilding Operations

Revenue Recognition

Revenues from sales of homes are recognized when sales are closed and title passes to the new homeowners. Revenues from sales of land are recognized when a significant down payment is received, the earnings process is complete, title passes and collectibility of the receivable is reasonably assured. We believe that the accounting policy related to revenue recognition is a critical accounting policy because of the significance of revenue recognition.

Effective December 1, 2004, as a result of the determination that we met all applicable requirements under SFAS No. 66, Accounting for Sales of Real Estate, we began to apply the percentage-of-completion method to our mid-to-high-rise condominiums under construction. In accordance with SFAS No. 66, we record a portion of the value of condominium home contracts as revenue when (1) construction is beyond a preliminary stage, (2) the buyer is committed to the extent of being unable to require a full refund except for non-delivery of the home, (3) sufficient homes have already been sold to assure the entire property will not revert to rental property, (4) sales prices are collectible and (5) aggregate sales proceeds and costs can be reasonably estimated. Revenue recognized under the percentage-of-completion method is calculated based upon the percentage of total costs incurred in relation to total estimated costs to complete, and is adjusted for estimated cancellations due to potential customer defaults. The change to the percentage-of-completion method did not have a material impact on our financial condition as of November 30, 2005, or our results of operations or cash flows for the year ended November 30, 2005. Actual revenues and costs to complete construction in the future could differ from our current estimates. If our estimates of revenues and development costs change, then our revenues, cost of sales and related cumulative profits will be revised in the period that estimates change.

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

We believe that the accounting estimate related to inventory valuation and impairment is a critical accounting estimate because: (1) it is highly susceptible to change due to the assumptions about future sales and cost of sales and (2) the impact of recognizing impairments on the assets reported in our consolidated balance sheets, as well as our net earnings, could be material. Our assumptions about future home sales prices and volumes require significant judgment because historically the residential homebuilding industry has been cyclical and sensitive to changes in economic conditions. Although the homebuilding business historically has been cyclical, it has not undergone a down cycle in a number of years.

No material impairment charges were recorded during the years ended November 30, 2005, 2004 and 2003. While no material impairment existed as of November 30, 2005, there can be no assurances that future economic or financial developments, including general interest rate increases or a slowdown in the economy, might not lead to an impairment of inventory.

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

At November 30, 2005, the reserve for warranty costs was $144.9 million. While we believe that the reserve for warranty costs is adequate, there can be no assurances that historical data and trends will accurately predict our actual warranty costs. Additionally, there can be no assurances that future economic or financial developments might not lead to a significant change in the reserve.

Investments in Unconsolidated Entities

We frequently invest in entities that acquire and develop land for sale to us in connection with our homebuilding operations or for sale to third parties. Our partners generally are unrelated homebuilders, land sellers and financial or other strategic partners.

Most of the unconsolidated entities through which we acquire and develop land are accounted for by the equity method of accounting because we are not the primary beneficiary, as defined under FASB Interpretation No. 46(R) (“FIN 46(R)”), Consolidation of Variable Interest Entities, and we have a significant, but less than controlling, interest in the entities. We record our investments in these entities in our consolidated balance sheets as “Investments in Unconsolidated Entities” and our pro rata share of the entities’ earnings or losses in our consolidated statements of earnings as “Equity in Earnings from Unconsolidated Entities,” as described in Note 6 of the notes to our consolidated financial statements. Advances to these entities are included in the investment balance.

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

As of November 30, 2005, we believe that the equity method of accounting is appropriate for our investments in unconsolidated entities where we are not the primary beneficiary and we do not have a controlling interest, but rather share control with our partners. At November 30, 2005, the unconsolidated entities in which we had investments had total assets of $8.8 billion and total liabilities of $5.5 billion.

Financial Services Operations

Revenue Recognition

Loan origination revenues, net of direct origination costs, are recognized when the related loans are sold. Gains and losses from the sale of loans and loan servicing rights are recognized when the loans are sold and shipped to an investor. Premiums from title insurance policies are recognized as revenue on the effective dates of the policies. Escrow fees are recognized at the time the related real estate transactions are completed, usually upon the close of escrow. Interest income on loans held-for-sale is recognized as earned over the terms of the mortgage loans based on the contractual interest rates. In all circumstances, we do not recognize revenue until the earnings process is complete and collectibility of the receivable is reasonably assured. We believe that the accounting policy related to revenue recognition is a critical accounting policy because of the significance of revenue recognition.

Allowance for Loan Losses

We provide an allowance for loan losses when and if we determine that loans or portions of them are not likely to be collected. In evaluating the adequacy of the allowance for loan losses, we consider various factors such as past loan loss experience, regulatory examinations, present economic conditions and other factors considered relevant by management. Anticipated changes in economic conditions, which may influence the level of the allowance, are considered in the evaluation by management when the likelihood of the changes can be reasonably determined. This analysis is based on judgments and estimates and may change in response to economic developments or other conditions that may influence borrowers’ financial conditions or prospects. At November 30, 2005, the allowance for loan losses was $1.2 million. While we believe that the 2005 year-end allowance was adequate, particularly in view of the fact that we usually sell the loans in the secondary mortgage market on a non-recourse basis within 60 days after we originate them, there can be no assurances that future economic or financial developments, including general interest rate increases or a slowdown in the economy, might not lead to increased provisions to the allowance or a higher occurrence of loan charge-offs. This allowance requires management’s judgment and estimate. For these reasons, we believe that the accounting estimate related to the allowance for loan losses is a critical accounting estimate.

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

We review goodwill annually (or more frequently under certain conditions) for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. We performed our annual impairment test of goodwill as of September 30, 2005 and determined that goodwill was not impaired.

At November 30, 2005, goodwill was $253.1 million. While we believe that no impairment existed as of November 30, 2005, there can be no assurances that future economic or financial developments, including general interest rate increases or a slowdown in the economy, might not lead to an impairment of goodwill.

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

At November 30, 2005, our net deferred tax asset was $111.1 million. Based on our assessment, it appears more likely than not that the net deferred tax asset will be realized through future taxable earnings.

Stock-Based Compensation

With the approval of a committee consisting of members of our Board of Directors, from time-to-time we issue to employees options to purchase our common stock. The committee approves grants only from amounts remaining available for grant that were formally authorized by our common stockholders. We grant approved options with an exercise price not less than the market price of the common stock on the date of the option grant. We account for options under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognize no compensation expense for the grants. SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123, require us to disclose the effects on net earnings and basic and diluted earnings per share had we recorded compensation expense in accordance with SFAS No. 123.

In December 2004, the FASB issued SFAS No. 123(R). SFAS No. 123(R) establishes accounting standards for transactions in which a company exchanges its equity instruments for goods or services. In particular, the statement will require companies to record compensation expense for all share-based payments, such as employee stock options, at fair market value. The statement’s effective date is the first interim or annual reporting period of the first fiscal year that begins on or after June 15, 2005 (our first quarter of fiscal year 2006 beginning December 1, 2005). We estimate that the adoption of SFAS No. 123(R) will result in a charge to net earnings of approximately $0.09 per share diluted for the year ending November 30, 2006.

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

We are exposed to market risks related to fluctuations in interest rates on our investments, debt obligations, loans held-for-sale and loans held-for-investment. We utilize derivative instruments, including interest rate swaps, in conjunction with our overall strategy to manage our exposure to changes in interest rates. We also utilize forward commitments and option contracts to mitigate the risks associated with our mortgage loan portfolio.

The table on the following page provides information at November 30, 2005 about our significant derivative financial instruments and other financial instruments that are sensitive to changes in interest rates. For investments available-for-sale, loans held-for-sale, loans held-for-investment and investments held-to-maturity, senior notes and other debts payable and notes and other debts payable, the tables present principal cash flows and related weighted average effective interest rates by expected maturity dates and estimated fair market values at November 30, 2005. Weighted average variable interest rates are based on the variable interest rates at November 30, 2005. For interest rate swaps, the table presents notional amounts and weighted average interest rates by contractual maturity dates and estimated fair market values at November 30, 2005. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contracts. Our limited-purpose finance subsidiaries have placed mortgages and other receivables as collateral for various long-term financings. These limited-purpose finance subsidiaries pay the principal of, and interest on, these financings almost entirely from the cash flows generated by the related pledged collateral and are excluded from the following table. Our trading investments do not have interest rate sensitivity, and therefore, are also excluded from the following table.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and Notes 1 and 16 of the notes to consolidated financial statements in Item 8 for a further discussion of these items and our strategy of mitigating our interest rate risk.

Information Regarding Interest Rate Sensitivity

Principal (Notional) Amount by

Expected Maturity and Average Interest Rate

November 30, 2005

	Years Ending November 30,							Fair Market Value at November 30, 2005
	2006	2007	2008	2009	2010	Thereafter	Total
	(Dollars in millions)
ASSETS
Homebuilding:
Investments available-for-sale:
Fixed rate	$—	—	—	—	—	8.9	8.9	8.9
Average interest rate	—	—	—	—	—	7.5%	—	—
Financial services:
Loans held-for-sale, net:
Fixed rate	$—	—	—	—	—	320.5	320.5	320.5
Average interest rate	—	—	—	—	—	6.7%	—	—
Variable rate	$—	—	—	—	—	242.0	242.0	242.0
Average interest rate	—	—	—	—	—	6.2%	—	—
Loans held-for-investment and investments held-to-maturity:
Fixed rate	$105.3	52.0	4.3	0.2	0.8	15.1	177.7	175.9
Average interest rate	6.0%	6.4%	7.6%	11.7%	6.0%	8.6%	—	—
Variable rate	$—	—	—	0.1	0.1	1.7	1.9	1.5
Average interest rate	—	—	—	5.2%	5.2%	5.2%	—	—
LIABILITIES
Homebuilding:
Senior notes and other debts payable:
Fixed rate	$27.6	35.3	50.8	297.7	301.6	1,252.0	1,965.0	2,072.9
Average interest rate	3.8%	6.3%	4.4%	7.6%	5.1%	5.6%	—	—
Variable rate	$—	200.0	96.2	300.0	31.6	—	627.8	628.0
Average interest rate	—	4.9%	6.0%	4.6%	8.7%	—	—	—
Financial services:
Notes and other debts payable:
Variable rate	$1,269.8	—	—	—	—	—	1,269.8	1,269.8
Average interest rate	5.1%	—	—	—	—	—	—	—
OTHER FINANCIAL INSTRUMENTS
Homebuilding liabilities:
Interest rate swaps:
Variable to fixed-notional amount	$—	130.3	69.7	—	—	—	200.0	6.7
Average pay rate	—	6.8%	6.8%	—	—	—	—	—
Average receive rate	—	LIBOR	LIBOR	—	—	—	—	—

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of November 30, 2005. Our management’s assessment of the effectiveness of our internal control over financial reporting as of November 30, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Lennar Corporation

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Lennar Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of November 30, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of November 30, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended November 30, 2005 of the Company and our report dated February 7, 2006 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Miami, Florida

February 7, 2006

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Lennar Corporation

We have audited the accompanying consolidated balance sheets of Lennar Corporation and subsidiaries (the “Company”) as of November 30, 2005 and 2004, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended November 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Lennar Corporation and subsidiaries as of November 30, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of November 30, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 7, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Miami, Florida

February 7, 2006

LENNAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

November 30, 2005 and 2004

	2005	2004
	(In thousands, except per share amounts)
ASSETS
Homebuilding:
Cash	$909,557	1,310,920
Restricted cash	22,681	11,552
Receivables, net	299,232	153,285
Inventories:
Finished homes and construction in progress	4,625,563	3,140,520
Land under development	2,867,463	1,725,755
Consolidated inventory not owned	370,505	275,795

Total inventories	7,863,531	5,142,070
Investments in unconsolidated entities	1,282,686	856,422
Goodwill	195,156	183,345
Other assets	266,747	249,229

	10,839,590	7,906,823
Financial services	1,701,635	1,258,457

Total assets	$12,541,225	9,165,280

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable	$876,830	554,666
Liabilities related to consolidated inventory not owned	306,445	222,769
Senior notes and other debts payable	2,592,772	2,021,014
Other liabilities	1,997,824	1,232,654

	5,773,871	4,031,103
Financial services	1,437,700	1,038,478

Total liabilities	7,211,571	5,069,581
Minority interest	78,243	42,727
Stockholders’ equity:
Preferred stock	—	—
Class A common stock of $0.10 par value per share
Authorized: 2005 and 2004-300,000 shares
Issued: 2005-130,247 shares; 2004-123,722 shares	13,025	12,372
Class B common stock of $0.10 par value per share
Authorized: 2005 and 2004-90,000 shares
Issued: 2005-32,781 shares; 2004-32,598 shares	3,278	3,260
Additional paid-in capital	1,526,420	1,277,780
Retained earnings	4,046,563	2,780,637
Unearned compensation	(39,432)	(2,564)
Deferred compensation plan; 2005-439 Class A common shares and 44 Class B common shares; 2004-695 Class A common shares and 70 Class B common shares	(4,047)	(6,410)
Deferred compensation liability	4,047	6,410
Treasury stock, at cost; 2005-5,468 Class A common shares; 2004-90 Class A common shares	(293,222)	(3,938)
Accumulated other comprehensive loss	(5,221)	(14,575)

Total stockholders’ equity	5,251,411	4,052,972

Total liabilities and stockholders’ equity	$12,541,225	9,165,280

See accompanying notes to consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

Years Ended November 30, 2005, 2004 and 2003

	2005	2004	2003
	(Dollars in thousands, except per share amounts)
Revenues:
Homebuilding	$13,304,599	10,000,632	8,348,645
Financial services	562,372	500,336	556,581

Total revenues	13,866,971	10,500,968	8,905,226

Costs and expenses:
Homebuilding	11,177,807	8,601,338	7,288,356
Financial services	457,604	389,605	402,862
Corporate general and administrative	187,257	141,722	111,488

Total costs and expenses	11,822,668	9,132,665	7,802,706

Equity in earnings from unconsolidated entities	133,814	90,739	81,937
Management fees and other income, net	61,515	69,251	26,817
Minority interest expense, net	45,030	10,796	4,954
Loss on redemption of 9.95% senior notes	34,908	—	—

Earnings from continuing operations before provision for income taxes	2,159,694	1,517,497	1,206,320
Provision for income taxes	815,284	572,855	455,386

Earnings from continuing operations	1,344,410	944,642	750,934

Discontinued operations:
Earnings from discontinued operations before provision for income taxes	17,261	1,570	734
Provision for income taxes	6,516	593	277

Earnings from discontinued operations	10,745	977	457

Net earnings	$1,355,155	945,619	751,391

Basic earnings per share (1):
Earnings from continuing operations	$8.65	6.08	5.10
Earnings from discontinued operations	0.07	0.01	0.00

Net earnings	$8.72	6.09	5.10

Diluted earnings per share (1):
Earnings from continuing operations	$8.17	5.70	4.65
Earnings from discontinued operations	0.06	0.00	0.00

Net earnings	$8.23	5.70	4.65

(1)	Earnings per share amounts have been retroactively adjusted to reflect the effect of the Company’s April 2003 10% Class B stock distribution and January 2004 two-for-one stock split (See Notes 12 and 14).

See accompanying notes to consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended November 30, 2005, 2004 and 2003

	2005	2004	2003
	(Dollars in thousands)
Class A common stock (1):
Beginning balance	$12,372	12,533	13,012
Conversion of 3 7/8% zero-coupon senior convertible debentures to Class A common shares	—	—	1,356
Conversion of 5.125% zero-coupon convertible senior subordinated notes to Class A common shares	409	—	—
Par value of retired treasury stock	—	(240)	(1,972)
Employee stock and director plans	244	79	137

Balance at November 30,	13,025	12,372	12,533

Class B common stock (1):
Beginning balance	3,260	3,251	1,940
Employee stock plans	18	9	11
10% Class B common stock distribution	—	—	1,300

Balance at November 30,	3,278	3,260	3,251

Additional paid-in capital (1):
Beginning balance	1,277,780	1,358,304	866,026
10% Class B common stock distribution	—	—	351,368
Conversion of 3 7/8% zero-coupon senior convertible debentures to Class A common shares	—	—	269,968
Conversion of 5.125% zero-coupon convertible senior subordinated notes to Class A common shares	127,869	—	—
Conversion of other debt	—	25	6
Employee stock and director plans	82,083	14,869	18,049
Performance-based stock options	(492)	844	—
Tax benefit from employee stock plans and vesting of restricted stock	39,180	13,142	10,951
Retirement of treasury stock	—	(109,404)	(158,064)

Balance at November 30,	1,526,420	1,277,780	1,358,304

Retained earnings:
Beginning balance	2,780,637	1,914,963	1,538,945
Net earnings	1,355,155	945,619	751,391
10% Class B common stock distribution including cash paid for fractional shares of $298 in 2003	—	—	(352,966)
Cash dividends—Class A common stock	(70,495)	(63,252)	(19,167)
Cash dividends—Class B common stock	(18,734)	(16,693)	(3,240)

Balance at November 30,	4,046,563	2,780,637	1,914,963

Unearned compensation:
Beginning balance	(2,564)	(4,301)	(7,337)
Issuance of restricted stock	(44,276)	(420)	—
Performance-based stock options	492	(844)	—
Amortization of restricted stock and performance-based stock options	6,916	3,001	3,036

Balance at November 30,	(39,432)	(2,564)	(4,301)

Deferred compensation plan:
Beginning balance	(6,410)	(4,919)	(1,103)
Deferred compensation activity	2,363	(1,491)	(3,816)

Balance at November 30,	(4,047)	(6,410)	(4,919)

See accompanying notes to consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)

Years Ended November 30, 2005, 2004 and 2003

	2005	2004	2003
	(Dollars in thousands)
Deferred compensation liability:
Beginning balance	$6,410	4,919	1,103
Deferred compensation activity	(2,363)	1,491	3,816

Balance at November 30,	4,047	6,410	4,919

Treasury stock, at cost:
Beginning balance	(3,938)	—	(158,992)
Employee stock plans	(14,385)	(4,020)	(1,044)
Purchases of treasury stock	(274,899)	(109,562)	—
Retirement of treasury stock	—	109,644	160,036

Balance at November 30,	(293,222)	(3,938)	—

Accumulated other comprehensive loss:
Beginning balance	(14,575)	(20,976)	(24,437)
Unrealized gains arising during period on interest rate swaps, net of tax	10,049	6,734	3,461
Unrealized gains arising during period on available-for-sale investment securities, net of tax	185	53	—
Company’s portion of unconsolidated entity’s minimum pension liability, net of tax	(880)	(386)	—

Balance at November 30,	(5,221)	(14,575)	(20,976)

Total stockholders’ equity	$5,251,411	4,052,972	3,263,774

Comprehensive income	$1,364,509	952,020	754,852

(1)	Class A common stock, Class B common stock and additional paid-in capital have been retroactively adjusted to reflect the effect of the Company’s January 2004 two-for-one stock split (See Note 14).

See accompanying notes to consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended November 30, 2005, 2004 and 2003

	2005	2004	2003
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings from continuing operations	$1,344,410	944,642	750,934
Adjustments to reconcile net earnings from continuing operations to net cash provided by operating activities:
Depreciation and amortization	65,169	55,573	54,503
Amortization of discount on debt	14,389	17,713	21,408
Equity in earnings from unconsolidated entities	(133,814)	(90,739)	(81,937)
Distribution of earnings from unconsolidated entities	221,131	128,535	137,657
Minority interests	45,030	10,796	4,954
Tax benefit from employee stock plans and vesting of restricted stock	39,180	13,142	10,951
Deferred income tax provision (benefit)	10,220	81,532	(51,206)
Loss on redemption of 9.95% senior notes	34,908	—	—
Changes in assets and liabilities, net of effect from acquisitions:
Increase in receivables	(221,275)	(385,204)	(50,657)
Increase in inventories	(1,687,491)	(870,194)	(267,234)
Increase in other assets	(30,150)	(1,289)	(33,025)
(Increase) decrease in financial services loans held-for-sale	(114,657)	94,948	165,773
Increase in accounts payable and other liabilities	741,690	418,573	54,296
Net earnings from discontinued operations	10,745	977	457
Adjustment to reconcile net earnings from discontinued operations to net cash provided by operating activities (including gain on sale of discontinued operations of ($15,816) in 2005)	(16,510)	1,187	(1,985)

Net cash provided by operating activities	322,975	420,192	714,889

Cash flows from investing activities:
(Increase) decrease in restricted cash	(11,129)	32,584	11,538
Net additions to operating properties and equipment	(21,747)	(27,389)	(18,848)
Contributions to unconsolidated entities	(919,817)	(751,211)	(235,650)
Distributions of capital from unconsolidated entities	466,800	330,614	170,066
(Increase) decrease in financial services loans held-for-investment	(117,359)	1,211	(93)
Purchases of investment securities	(37,350)	(48,562)	(29,614)
Proceeds from investment securities	36,078	34,376	17,674
Acquisitions, net of cash acquired	(416,049)	(105,730)	(159,389)
Proceeds from the sale of business	17,000	—	—

Net cash used in investing activities	(1,003,573)	(534,107)	(244,316)

Cash flows from financing activities:
Net borrowings (repayments) under financial services short-term debt	372,849	162,277	(118,989)
Net proceeds from senior floating-rate notes due 2009	—	298,500	—
Net proceeds from senior floating-rate notes due 2007	—	199,300	—
Net proceeds from 5.125% senior notes	298,215	—	—
Net proceeds from 5.50% senior notes	—	245,480	—
Net proceeds from 5.60% senior notes	501,460	—	—
Net proceeds from 5.95% senior notes	—	—	341,730
Redemption of 9.95% senior notes	(337,731)	—	—
Proceeds from other borrowings	53,198	—	—
Principal payments on term loan B and other borrowings	(190,240)	(404,089)	(186,078)
(Payments) receipts related to minority interests, net	(33,181)	(18,396)	2,682
Common stock:
Issuances	38,069	14,537	18,197
Repurchases	(289,284)	(113,582)	(1,044)
Dividends and other	(89,229)	(79,945)	(22,705)

Net cash provided by financing activities	324,126	304,082	33,793

See accompanying notes to consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

Years Ended November 30, 2005, 2004 and 2003

	2005	2004	2003
	(Dollars in thousands)
Net increase (decrease) in cash	$(356,472)	190,167	504,366
Cash at beginning of year	1,415,815	1,225,648	721,282

Cash at end of year	$1,059,343	1,415,815	1,225,648

Summary of cash:
Homebuilding	$909,557	1,310,920	1,157,140
Financial services	149,786	104,895	68,508

	$1,059,343	1,415,815	1,225,648

Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$15,844	—	6,559
Cash paid for income taxes, net	$571,498	278,444	503,410

Supplemental disclosures of non-cash investing and financing activities:
Conversion of debt to equity	$128,278	25	271,330
Purchases of inventory financed by sellers	$159,078	45,892	15,395
Land distributions from unconsolidated entities	$74,498	31,311	6,050

Acquisitions:
Fair market value of assets acquired, inclusive of cash of $0 in 2005, $1,392 in 2004 and $9,004 in 2003	$409,262	88,822	159,453
Goodwill recorded	13,781	26,656	30,326
Fair market value of liabilities assumed	(6,994)	(8,356)	(21,386)

Cash paid	$416,049	107,122	168,393

See accompanying notes to consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of Lennar Corporation and all subsidiaries, partnerships and other entities in which Lennar Corporation has a controlling interest and variable interest entities (see Note 17) in which Lennar Corporation is deemed the primary beneficiary (the “Company”). The Company’s investments in both unconsolidated entities in which a significant, but less than controlling, interest is held and in variable interest entities in which the Company is not deemed to be the primary beneficiary are accounted for by the equity method. All significant intercompany transactions and balances have been eliminated in consolidation.

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

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair market value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, to stock-based employee compensation:

	Years Ended November 30,
	2005	2004	2003
	(In thousands, except per share amounts)
Net earnings, as reported	$1,355,155	945,619	751,391
Add: Total stock-based employee compensation expense included in reported net earnings, net of tax	3,999	1,868	1,890
Deduct: Total stock-based employee compensation expense determined under fair market value based method for all awards, net of tax	(16,912)	(13,086)	(8,938)

Pro forma net earnings	$1,342,242	934,401	744,343

Earnings per share (1):
Basic—as reported	$8.72	6.09	5.10

Basic—pro forma	$8.64	6.01	5.05

Diluted—as reported	$8.23	5.70	4.65

Diluted—pro forma	$8.16	5.63	4.61

(1)	Per share amounts have been retroactively adjusted to reflect the effect of the Company’s January 2004 two-for-one stock split.

The fair market value of these options was determined at the date of the grant using the Black-Scholes option-pricing model. The significant weighted average assumptions for the years ended November 30, 2005, 2004 and 2003 were as follows:

	2005	2004	2003
Dividend yield	1.0%	1.1%	0.9%
Volatility rate	27%-34%	27%-36%	39%-46%
Risk-free interest rate	3.8%-4.6%	2.8%-4.5%	2.2%-3.6%
Expected option life (years)	2.0-5.0	2.0-5.0	2.0-5.0

Revenue Recognition

Revenues from sales of homes are recognized when the sales are closed and title passes to the new homeowners. Revenues from sales of land are recognized when a significant down payment is received, the earnings process is complete, title passes and the collectibility of the receivables is reasonably assured.

Effective December 1, 2004, as a result of the determination that the Company met all applicable requirements under SFAS No. 66, Accounting for Sales of Real Estate, the Company began to apply the percentage-of-completion method to its mid-to-high-rise condominiums under construction. In accordance with SFAS No. 66, the Company records a portion of the value of condominium home contracts as revenue when (1) construction is beyond a preliminary stage, (2) the buyer is committed to the extent of being unable to require a full refund except for non-delivery of the home, (3) sufficient homes have already been sold to assure the entire property will not revert to rental property, (4) sales prices are collectible and (5) aggregate sales proceeds and costs can be reasonably estimated. Revenue recognized under the percentage-of-completion method is calculated based upon the percentage of total costs incurred in relation to total estimated costs to complete, and is adjusted for estimated cancellations due to potential customer defaults. The change to the percentage-of-completion method did not have a material impact on the Company’s financial condition as of November 30, 2005, or its results of operations or cash flows for the year ended November 30, 2005. Actual revenues and costs to complete construction in the future could differ from the Company’s current estimates. If the Company’s estimates of revenues and development costs change, then its revenues, cost of sales and related cumulative profits will be revised in the period that estimates change.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs were $82.3 million, $60.3 million and $54.9 million for the years ended November 30, 2005, 2004 and 2003, respectively.

Cash

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Due to the short maturity period of the cash equivalents, the carrying amounts of these instruments approximate their fair market values. Cash as of November 30, 2005 and 2004 included $193.6 million and $127.3 million, respectively, of cash primarily held in escrow for approximately three days.

Restricted Cash

Restricted cash consists of customer deposits on home sales held in restricted accounts until title transfers to the homebuyer as required by the state and local governments in which the homes were sold.

Inventories

Inventories are stated at cost unless the inventory within a community is determined to be impaired, in which case the impaired inventory would be written down to fair market value. Inventory costs include land, land development and home construction costs, real estate taxes, deposits on land purchase contracts and interest related to development and construction. The Company evaluates long-lived assets for impairment based on the undiscounted future cash flows of the assets. Write-downs of inventories deemed to be impaired would be recorded as adjustments to the cost basis of the respective inventories. No material impairment charges were recorded during the years ended November 30, 2005, 2004 and 2003.

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

During 2005, 2004 and 2003, interest incurred by the Company’s homebuilding operations was $172.9 million, $137.9 million and $131.8 million, respectively; interest capitalized into inventories was $171.1 million, $137.6 million and $129.5 million, respectively; and interest expense primarily included in cost of homes sold and cost of land sold was $187.2 million, $134.2 million and $141.3 million, respectively.

Operating Properties and Equipment

Operating properties and equipment are recorded at cost and are included in other assets in the consolidated balance sheets. The assets are depreciated over their estimated useful lives using the straight-line method. At the time operating properties and equipment are disposed of, the asset and related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to earnings. The estimated useful life for operating properties is 30 years, for furniture, fixtures and equipment is two to ten years and for leasehold improvements is five years or the life of the lease, whichever is shorter.

Investment Securities

Investment securities are classified as available-for-sale unless they are classified as trading or held-to-maturity. Securities classified as trading are carried at fair market value and unrealized holding gains and losses are recorded in earnings. Securities classified as held-to-maturity are carried at amortized cost because they are

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

purchased with the intent and ability to hold to maturity. Available-for-sale securities are recorded at fair market value. Any unrealized holding gains or losses on available-for-sale securities are reported in a separate component of stockholders’ equity, net of tax, until realized.

At November 30, 2005 and 2004, investment securities classified as held-to-maturity totaled $32.1 million and $31.6 million, respectively, and were included in the assets of the Financial Services Division. The held-to-maturity securities consist mainly of certificates of deposit and U.S. treasury securities. At November 30, 2005 and 2004, investment securities classified as trading totaled $8.7 million and $8.6 million, respectively, and were included in other assets of the Homebuilding Division. The trading securities are comprised mainly of marketable equity mutual funds designated to approximate the Company’s liabilities under its deferred compensation plan. Additionally, at November 30, 2005 and 2004, investment securities classified as available-for-sale totaled $8.9 million and $8.6 million, respectively, and were included in other assets of the Homebuilding Division. The available-for-sale securities are comprised of municipal bonds with an original maturity of 20 years and a cost basis of $8.5 million at November 30, 2005 and 2004.

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

The Company has various interest rate swap agreements, which effectively convert variable interest rates to fixed interest rates on $200 million of outstanding debt related to its homebuilding operations. The swap agreements have been designated as cash flow hedges and, accordingly, are reflected at their fair market value in other liabilities in the consolidated balance sheets at November 30, 2005 and 2004. The related loss is deferred, net of tax, in stockholders’ equity as accumulated other comprehensive loss. The Company accounts for its interest rate swaps using the shortcut method, as described in SFAS No. 133. Amounts to be received or paid as a result of the swap agreements are recognized as adjustments to interest incurred on the related debt instruments. The Company believes that there will be no ineffectiveness related to the interest rate swaps and therefore no portion of the accumulated other comprehensive loss will be reclassified into future earnings. The net effect on the Company’s operating results is that interest on the variable-rate debt being hedged is recorded based on fixed interest rates.

The Financial Services Division, in the normal course of business, uses derivative financial instruments to reduce its exposure to fluctuations in interest rates. The Division enters into mortgage-backed securities (“MBS”) forward commitments and, to a lesser extent, MBS option contracts to protect the value of fixed rate-locked loan commitments and loans held-for-sale from fluctuations in market interest rates. These derivative financial instruments are designated as fair market value hedges, and, accordingly, for all qualifying and highly effective fair market value hedges, the changes in the fair market value of the derivative and the loss or gain on the hedged asset related to the risk being hedged are recorded currently in earnings.

Goodwill

Goodwill represents the excess of the purchase price over the fair market value of net assets acquired. At November 30, 2005 and 2004, goodwill was $253.1 million and $239.4 million, respectively. During fiscal 2005 and 2004, the Company’s goodwill increased $13.8 million and $26.7 million, respectively, due to current year

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

acquisitions in the respective years and payment of contingent consideration related to prior period acquisitions. Goodwill is included in the assets of the Homebuilding Division ($195.2 million and $183.3 million at November 30, 2005 and 2004, respectively) and the assets of the Financial Services Division ($58.0 million and $56.0 million at November 30, 2005 and 2004, respectively) in the consolidated balance sheets.

The Company reviews goodwill annually (or more frequently under certain conditions) for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The Company performed its annual impairment test of goodwill as of September 30, 2005 and determined that goodwill was not impaired. No impairment was recorded during the years ended November 30, 2005, 2004 or 2003. As of November 30, 2005 and 2004, there were no material identifiable intangible assets, other than goodwill.

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

Product Warranty

Warranty and similar reserves for homes are established at an amount estimated to be adequate to cover potential costs for materials and labor with regard to warranty-type claims expected to be incurred subsequent to the delivery of a home. Reserves are determined based on historical data and trends with respect to similar product types and geographical areas. Warranty reserves are included in other liabilities in the consolidated balance sheets. The activity in the Company’s warranty reserve was as follows:

	November 30,
	2005	2004
	(In thousands)
Warranty reserve, beginning of year	$116,826	116,571
Provision	177,285	142,398
Payments	(149,195)	(142,143)

Warranty reserve, end of year	$144,916	116,826

Self-Insurance

Certain insurable risks such as general liability, medical and workers’ compensation are self-insured by the Company up to certain limits. Undiscounted accruals for claims under the Company’s self-insurance program are based on claims filed and estimates for claims incurred but not yet reported.

Minority Interest

The Company has consolidated certain joint ventures because the Company either was determined to be the primary beneficiary pursuant to Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R) (“FIN 46(R)”), Consolidation of Variable Interest Entities, or has a controlling interest in these joint ventures. Therefore, the entities’ financial statements are consolidated in the Company’s financial statements and the partners’ equity is recorded as minority interest. Also included in minority interest is the estimated fair market value of all third-party interests in variable interest entities. At November 30, 2005 and 2004, minority interest was $78.2 million and $42.7 million, respectively. Minority interest expense, net was $45.0 million, $10.8 million and $5.0 million, respectively, for the years ended November 30, 2005, 2004 and 2003.

Earnings per Share

Earnings per share is accounted for in accordance with SFAS No. 128, Earnings per Share, which requires a dual presentation of basic and diluted earnings per share on the face of the consolidated statement of earnings.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Loans for which the Division has the positive intent and ability to hold to maturity consist of mortgage loans carried at cost, net of unamortized discounts. Discounts are amortized over the estimated lives of the loans using the interest method. Interest income on loans held-for-sale is recognized as earned over the term of the mortgage loans based on the contractual interest rates.

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

New Accounting Pronouncements

In December 2004, the FASB issued Staff Position 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (“FSP 109-1”). The American Jobs Creation Act, which was signed into law in October 2004, provides a tax deduction on qualified domestic production activities. When fully phased-in, the deduction will be up to 9% of the lesser of “qualified production activities income” or taxable income. Based on the guidance provided by FSP 109-1, this deduction should be accounted for as a special deduction under SFAS No. 109, Accounting for Income Taxes, and will reduce tax expense in the period or periods that the amounts are deductible on the tax return. FSP 109-1 was effective December 21, 2004 and the tax benefit resulting from the new deduction will be effective beginning in the Company’s first quarter of fiscal year 2006 beginning December 1, 2005. The Company is evaluating the impact of this law on its future financial statements and currently estimates the future reduction in its federal income tax rate to be approximately 75 basis points.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”). SFAS No. 123(R) establishes accounting standards for transactions in which a company exchanges its equity instruments for goods or services. In particular, the statement will require companies to record compensation expense for all share-based payments, such as employee stock options, at fair market value. The statement’s effective date is the first interim or annual reporting period of the first fiscal year that begins on or after June 15, 2005 (the Company’s first quarter of fiscal year 2006 beginning December 1, 2005). The Company estimates that the adoption of SFAS No. 123(R) will result in a charge to net earnings of approximately $0.09 per share diluted for the year ending November 30, 2006.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections—a replacement of APB opinion No. 20 and FASB Statement No. 3 (“SFAS No. 154”). SFAS No. 154, which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, changes the requirements for the accounting and reporting of a change in an accounting principle. The statement requires retrospective application of changes in an accounting principle to prior periods’ financial statements unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 (the Company’s fiscal year beginning December 1, 2006). The adoption of SFAS No. 154 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Reclassifications

Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the 2005 presentation. These reclassifications had no impact on reported net earnings.

2.    Discontinued Operations

In May 2005, the Company sold North American Exchange Company (“NAEC”), a subsidiary of the Financial Services Division’s title company, which generated a $15.8 million pretax gain. NAEC’s revenues were $3.3 million, $3.9 million and $2.4 million, respectively, for the years ended November 30, 2005, 2004 and 2003. As of November 30, 2005, there were no remaining assets or liabilities of discontinued operations. As of November 30, 2004, assets and liabilities of discontinued operations were $1.0 million and $0.3 million, respectively.

3.    Acquisitions

During 2005, the Company expanded its presence through homebuilding acquisitions in its East and West regions. In connection with these acquisitions and contingent consideration related to prior period acquisitions, the Company paid $416.0 million. The results of operations of these acquisitions are included in the Company’s results of operations since their respective acquisition dates. The pro forma effect of these acquisitions on the results of operations is not presented as the effect is not material. Total goodwill associated with these acquisitions and contingent consideration related to acquisitions prior to 2005 was $13.8 million.

During 2004, the Company expanded its presence through homebuilding acquisitions in all of its regions, expanded its mortgage operations in Oregon and Washington and expanded its title and closing business into Minnesota through the acquisition of Title Protection, Inc. In connection with these acquisitions and contingent consideration related to prior period acquisitions, the Company paid $105.7 million, net of cash acquired. The results of operations of these acquisitions are included in the Company’s results of operations since their respective acquisition dates. The pro forma effect of these acquisitions on the results of operations is not presented as the effect is not material. Total goodwill associated with these acquisitions and contingent consideration related to acquisitions prior to 2004 was $26.7 million.

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

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Operating and Reporting Segments

The Company has two operating and reporting segments: Homebuilding and Financial Services. The Company’s reportable operating segments are strategic business units that offer different products and services. The accounting policies of the segments are described in the summary of significant accounting policies in Note 1. Segment amounts include all elimination adjustments made in consolidation.

The Homebuilding Division’s operations primarily include the sale and construction of single-family attached and detached homes, and to a lesser extent, condominiums, as well as the purchase, development and sale of residential land directly and through the Company’s unconsolidated entities. At November 30, 2005, the Company had homebuilding divisions located in the following states: Arizona, California, Colorado, Delaware, Florida, Illinois, Maryland, Minnesota, Nevada, New Jersey, New York, North Carolina, South Carolina, Texas and Virginia.

The Financial Services Division provides mortgage financing, title insurance, closing services and insurance agency services for both buyers of the Company’s homes and others. Substantially all of the loans it originates are sold in the secondary mortgage market on a servicing released, non-recourse basis. The Financial Services Division also provides high-speed Internet and cable television services to residents of the Company’s communities and others. At November 30, 2005, the Financial Services Division operated in the same markets as the Homebuilding Division, as well as other states.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial information related to the Company’s reportable operating segments was as follows:

	Years Ended November 30,
	2005	2004	2003
	(Dollars in thousands)
Homebuilding revenues:
Sales of homes	$12,711,789	9,559,847	8,040,470
Sales of land	592,810	440,785	308,175

Total homebuilding revenues	13,304,599	10,000,632	8,348,645

Homebuilding costs and expenses:
Cost of homes sold	9,410,343	7,275,446	6,180,777
Cost of land sold	391,984	281,409	234,844
Selling, general and administrative	1,375,480	1,044,483	872,735

Total homebuilding costs and expenses	11,177,807	8,601,338	7,288,356

Equity in earnings from unconsolidated entities	133,814	90,739	81,937
Management fees and other income, net	61,515	69,251	26,817
Minority interest expense, net	45,030	10,796	4,954

Homebuilding operating earnings	$2,277,091	1,548,488	1,164,089

Financial services revenues	$562,372	500,336	556,581
Financial services costs and expenses	457,604	389,605	402,862

Financial services operating earnings	$104,768	110,731	153,719

Total segment operating earnings	$2,381,859	1,659,219	1,317,808

Corporate general and administrative expenses	187,257	141,722	111,488
Loss on redemption of 9.95% senior notes	34,908	—	—

Earnings from continuing operations before provision for income taxes	$2,159,694	1,517,497	1,206,320

The following table sets forth additional financial information relating to the Company’s reportable operating segments:

	Years Ended November 30,
	2005	2004	2003
	(In thousands)
Homebuilding:
Interest expense	$187,154	134,193	141,347

Depreciation and amortization	$54,823	45,848	46,545

Net additions to operating properties and equipment	$11,739	7,552	4,633

Financial services:
Interest income, net	$33,989	27,003	32,218

Depreciation and amortization	$10,346	9,725	7,958

Net additions to operating properties and equipment	$10,008	19,837	14,215

During 2005, 2004 and 2003, interest included in the Homebuilding Division’s cost of homes sold was $168.8 million, $128.0 million and $135.9 million, respectively. During 2005, 2004 and 2003, interest included in the Homebuilding Division’s cost of land sold was $16.5 million, $5.8 million and $3.2 million, respectively. All other interest related to the Homebuilding Division is included in management fees and other income, net.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Receivables

	November 30,
	2005	2004
	(In thousands)
Accounts receivable	$103,275	78,829
Mortgages and notes receivable	198,376	75,796

	301,651	154,625
Allowance for doubtful accounts	(2,419)	(1,340)

	$299,232	153,285

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

6.    Investments in Unconsolidated Entities

Summarized condensed financial information on a combined 100% basis related to unconsolidated entities in which the Company has investments that are accounted for by the equity method was as follows:

	November 30,
	2005	2004
	(In thousands)
Assets:
Cash	$334,530	380,213
Inventories	7,615,489	3,305,999
Other assets	875,741	527,468

	$8,825,760	4,213,680

Liabilities and equity:
Accounts payable and other liabilities	$1,004,940	534,336
Notes and mortgages payable	4,486,271	1,884,334
Equity of:
The Company	1,282,686	856,422
Others	2,051,863	938,588

	$8,825,760	4,213,680

	Years Ended November 30,
	2005	2004	2003
	(In thousands)
Revenues	$2,676,628	1,641,018	1,314,674
Costs and expenses	2,020,470	1,199,243	938,981

Net earnings of unconsolidated entities	$656,158	441,775	375,693

Company’s share of net earnings—recognized	$133,814	90,739	81,937

The Company’s partners generally are unrelated homebuilders, land sellers and financial or other strategic partners. The unconsolidated entities follow accounting principles generally accepted in the United States of America. The Company shares in the profits and losses of these unconsolidated entities generally in accordance with its ownership interests. In many instances, the Company is appointed as the day-to-day manager of the unconsolidated entities and receives management fees for performing this function. During 2005, 2004 and 2003, the Company received management fees and reimbursement of expenses from the unconsolidated entities totaling $58.6 million, $40.6 million and $39.0 million, respectively.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company and/or its partners sometimes obtain options or enter into other arrangements under which the Company can purchase portions of the land held by the unconsolidated entities. Option prices are generally negotiated prices that approximate fair market value when the Company receives the options. During 2005, 2004 and 2003, $431.2 million, $547.6 million and $460.5 million, respectively, of the unconsolidated entities’ revenues were from land sales to the Company. The Company does not include in its equity in earnings from unconsolidated entities its pro rata share of unconsolidated entities’ earnings resulting from land sales to its homebuilding divisions. Instead, the Company accounts for those earnings as a reduction of the cost of purchasing the land from the unconsolidated entities. This in effect defers recognition of the Company’s share of the unconsolidated entities’ earnings related to these sales until the Company delivers a home and title passes to a homebuyer.

In some instances, the Company and/or its partners have provided guarantees on debt of certain unconsolidated entities on a pro rata basis. At November 30, 2005, the Company had repayment guarantees of $324.3 million and limited maintenance guarantees of $761.1 million related to unconsolidated entity debt ($200.0 million of the limited maintenance guarantees related to LandSource Communities Development LLC). The fair market value of the repayment guarantees is insignificant. When the Company and/or its partners provide guarantees, the unconsolidated entity generally receives more favorable terms from its lenders than would otherwise be available to it. The limited maintenance guarantees only apply if an unconsolidated entity defaults on its loan arrangements and the value of the collateral (generally land and improvements) is less than a specified percentage of the loan balance. If the Company is required to make a payment under a limited maintenance guarantee to bring the value of the collateral above the specified percentage of the loan balance, the payment would constitute a capital contribution or loan to the unconsolidated entity and increase the Company’s share of any funds the unconsolidated entity distributes. At November 30, 2005, there were no assets held as collateral that, upon the occurrence of any triggering event or condition under a guarantee, the Company could obtain and liquidate to recover all or a portion of the amounts to be paid under a guarantee.

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

In November 2004, LandSource was merged into NWHL. NWHL was renamed LandSource Communities Development LLC (“Merged LandSource”) upon completion of the merger. The Company and LNR may use Merged LandSource for future joint ventures. The consolidated assets and liabilities of Merged LandSource were $1.4 billion and $767.5 million, respectively, at November 30, 2005 and $1.3 billion and $709.5 million, respectively, at November 30, 2004. The Company’s investment in Merged LandSource was $332.7 million and $318.7 million at November 30, 2005 and 2004, respectively.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Operating Properties and Equipment

	November 30,
	2005	2004
	(In thousands)
Operating properties	$12,203	7,126
Leasehold improvements	22,027	18,170
Furniture, fixtures and equipment	37,966	32,190

	72,196	57,486
Accumulated depreciation and amortization	(41,544)	(36,175)

	$30,652	21,311

Operating properties and equipment are included in other assets in the consolidated balance sheets.

8.    Other Liabilities

	November 30,
	2005	2004
	(In thousands)
Income taxes currently payable	$463,588	267,090
Accrued compensation	396,614	277,037
Other	1,137,622	688,527

	$1,997,824	1,232,654

9.    Senior Notes and Other Debts Payable

	November 30,
	2005	2004
	(Dollars in thousands)
5.125% zero-coupon convertible senior subordinated notes due 2021	$157,346	274,623
7 5/8% senior notes due 2009	276,299	274,890
5.125% senior notes due 2010	299,715	—
9.95% senior notes due 2010	—	304,009
5.95% senior notes due 2013	345,203	344,717
5.50% senior notes due 2014	247,326	247,105
5.60% senior notes due 2015	502,127	—
Senior floating-rate notes due 2007	200,000	200,000
Senior floating-rate notes due 2009	300,000	300,000
Mortgage notes on land and other debt	264,756	75,670

	$2,592,772	2,021,014

In June 2005, the Company replaced its senior unsecured credit facilities (the “Credit Facilities”) with a new senior unsecured credit facility (the “New Facility”). The New Facility consists of a $1.7 billion revolving credit facility maturing in June 2010. The New Facility also includes access to an additional $500 million via an accordion feature, under which the New Facility may be increased to $2.2 billion, subject to additional commitments. The Company repaid the outstanding balance under the Credit Facilities with borrowings under the New Facility. As of November 30, 2005, the commitment under the New Facility’s revolving credit facility was increased by $40 million via access of the accordion feature, reducing the access to additional commitments under the accordion feature to $460 million as of November 30, 2005. Subsequent to November 30, 2005, the Company received the remaining additional commitments of $460 million under the accordion feature increasing the New Facility to $2.2 billion. The New Facility is guaranteed by substantially all of the Company’s subsidiaries other than finance company subsidiaries (which include mortgage and title insurance subsidiaries). Interest rates on outstanding borrowings are LIBOR-based, with margins determined based on changes in the Company’s leverage ratio and credit ratings, or an alternate base rate, as described in the credit agreement. At November 30, 2005, no amounts were outstanding under the New Facility.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has a structured letter of credit facility (the “LC Facility”) with a financial institution. The purpose of the LC Facility is to facilitate the issuance of up to $200 million of letters of credit on a senior unsecured basis. In connection with the LC facility, the financial institution issued $200 million of their senior notes, which were linked to the Company’s performance on the LC Facility. If there is an event of default under the LC Facility, including the Company’s failure to reimburse a draw against an issued letter of credit, the financial institution would assign its claim against the Company, to the extent of the amount due and payable by the Company under the LC Facility, to its noteholders in lieu of their principal repayment on their performance-linked notes.

In June 2005, the Company entered into a letter of credit facility with a financial institution. The purpose of the letter of credit facility is to facilitate the issuance of up to $150 million of letters of credit on a senior unsecured basis through the facility’s expiration date of June 2008.

At November 30, 2005, the Company had letters of credit outstanding in the amount of $1.2 billion, which includes $194.3 million outstanding under the LC Facility and $148.2 million outstanding under the letter of credit facility entered into in June 2005. The majority of these letters of credit are posted with regulatory bodies to guarantee the Company’s performance of certain development and construction activities or are posted in lieu of cash deposits on option contracts. Of the Company’s total letters of credit outstanding, $244.6 million were collateralized against certain borrowings available under the New Facility.

In April 2005, the Company sold $300 million of 5.60% senior notes due 2015 (the “Senior Notes”) at a price of 99.771%. Substitute registered notes were subsequently issued. Proceeds from the offering, after initial purchaser’s discount and expenses, were $297.5 million. The Company added the proceeds to the Company’s working capital to be used for general corporate purposes. Interest on the Senior Notes is due semi-annually. The Senior Notes are unsecured and unsubordinated. Substantially all of the Company’s subsidiaries other than finance company subsidiaries guaranteed the Senior Notes.

In May 2005, the Company redeemed all of its outstanding 9.95% senior notes due 2010 (the “Notes”). The redemption price was $337.7 million, or 104.975% of the principal amount of the Notes outstanding, plus accrued and unpaid interest as of the redemption date. The redemption of the Notes resulted in a $34.9 million pretax loss.

In July 2005, the Company sold an additional $200 million of Senior Notes at a price of 101.407%. The Senior Notes were the same issue as the Senior Notes the Company sold in April 2005. Proceeds from the offering, after initial purchaser’s discount and expenses, were $203.9 million. The Company added the proceeds to the Company’s working capital to be used for general corporate purposes. Interest on the Senior Notes is due semi-annually. The Senior Notes are unsecured and unsubordinated. Substantially all of the Company’s subsidiaries other than finance company subsidiaries guaranteed the Senior Notes. At November 30, 2005, the carrying value of the Senior Notes sold in April and July 2005 was $502.1 million.

In September 2005, the Company sold $300 million of 5.125% senior notes due 2010 (the “New Senior Notes”) at a price of 99.905%. Proceeds from the offering, after initial purchaser’s discount and expenses, were $298.2 million. The Company added the proceeds to the Company’s working capital to be used for general corporate purposes. Interest on the New Senior Notes is due semi-annually. The New Senior Notes are unsecured and unsubordinated. Substantially all of the Company’s subsidiaries other than finance company subsidiaries guaranteed the New Senior Notes. The Company has agreed to exchange the New Senior Notes for registered notes. The registered notes will have substantially identical terms as the New Senior Notes, except that the registered notes will not include transfer restrictions that are applicable to the New Senior Notes. At November 30, 2005, the carrying value of the New Senior Notes was $299.7 million.

In March and April 2004, the Company issued a total of $300 million of senior floating-rate notes due 2009 (the “Floating Rate Notes”), in a registered offering, which are callable at par beginning in March 2006. Proceeds from the offerings, after underwriting discount and expenses, were $298.5 million. The Company used the proceeds to partially prepay the term loan B portion of the Credit Facilities and added the remainder to the Company’s working capital to be used for general corporate purposes. The Company repaid the remaining outstanding balance of the term loan B with cash from the Company’s working capital. Interest on the Floating Rate Notes is three-month LIBOR plus 0.75% (5.17% as of November 30, 2005) and is payable quarterly,

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

compared to the term loan B interest of three-month LIBOR plus 1.75%. The Floating Rate Notes are unsecured and unsubordinated. At November 30, 2005 and 2004, the carrying value of the Floating Rate Notes was $300.0 million. Substantially all of our subsidiaries, other than finance company subsidiaries, have guaranteed the Floating Rate Notes.

In August 2004, the Company sold $250 million of 5.50% senior notes due 2014 at a price of 98.842% in a private placement. Proceeds from the offering, after initial purchaser’s discount and expenses, were $245.5 million. The Company used the proceeds to repay borrowings under its Credit Facilities. Interest on the senior notes is due semi-annually. The senior notes are unsecured and unsubordinated. Substantially all of the Company’s subsidiaries, other than finance company subsidiaries, guaranteed the senior notes. At November 30, 2005 and 2004, the carrying value of the senior notes was $247.3 million and $247.1 million, respectively. The Company also sold $200 million of senior floating-rate notes due 2007 in a private placement. The senior floating-rate notes are callable at par beginning in February 2006. Proceeds from the offering, after initial purchaser’s discount and expenses, were $199.3 million. The Company used the proceeds to repay borrowings under its Credit Facilities. Interest on the senior floating-rate notes is three-month LIBOR plus 0.50% (4.92% as of November 30, 2005) and is payable quarterly. The senior floating-rate notes are unsecured and unsubordinated. Substantially all of the Company’s subsidiaries, other than finance company subsidiaries, guaranteed the senior floating-rate notes. At November 30, 2005, the carrying value of the senior floating-rate notes was $200.0 million.

At November 30, 2005, the Company had mortgage notes on land and other debt bearing interest at rates up to 11.0% with an average interest rate of 5.9%. The notes are due through 2010 and are collateralized by land. At November 30, 2005 and 2004, the carrying value of the mortgage notes on land and other debt was $264.8 million and $75.7 million, respectively.

The minimum aggregate principal maturities of senior notes and other debts payable during the five years subsequent to November 30, 2005 are as follows:

Debt Maturities
(In thousands)
2006	$27,631
2007	235,288
2008	147,037
2009	597,669
2010	333,145

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The remaining principal obligations are due subsequent to November 30, 2010. The Company’s debt arrangements contain certain financial covenants with which the Company was in compliance at November 30, 2005.

10.  Financial Services

The assets and liabilities related to the Company’s financial services operations were as follows:

	November 30,
	2005	2004 (1)
	(In thousands)
Assets:
Cash	$149,786	105,469
Receivables, net	675,877	513,089
Loans held-for-sale, net	562,510	447,607
Loans held-for-investment, net	147,459	29,248
Title plants	19,452	18,361
Investments held-to-maturity	32,146	31,574
Goodwill	57,988	56,019
Other (including limited-purpose finance subsidiaries)	56,417	57,090

	$1,701,635	1,258,457

Liabilities:
Notes and other debts payable	$1,269,782	896,934
Other (including limited-purpose finance subsidiaries)	167,918	141,544

	$1,437,700	1,038,478

(1)	In May 2005, the Company sold a subsidiary of the Financial Services Division’s title company. As of November 30, 2005, the Division had no remaining assets or liabilities related to discontinued operations. As of November 30, 2004, assets and liabilities related to discontinued operations were $1.0 million (primarily cash and investment securities) and $0.3 million (other liabilities), respectively.

At November 30, 2005, the Financial Services Division had warehouse lines of credit totaling $1.3 billion to fund its mortgage loan activities. Borrowings under the facilities were $1.2 billion and $872.8 million at November 30, 2005 and 2004, respectively, and were collateralized by mortgage loans and receivables on loans sold but not yet funded by the investor with outstanding principal balances of $1.3 billion and $894.7 million, respectively. There are several interest rate-pricing options, which fluctuate with market rates. The effective interest rate on the facilities at November 30, 2005 and 2004 was 5.1% and 2.9%, respectively. The warehouse lines of credit mature in August 2006 ($700 million) and in April 2007 ($600 million), at which time the Division expects the facilities to be renewed. At November 30, 2005 and 2004, the Division had advances under a conduit funding agreement with a major financial institution amounting to $10.7 million and $5.2 million, respectively. Borrowings under this agreement are collateralized by mortgage loans and had an effective interest rate of 5.0% and 3.2% at November 30, 2005 and 2004, respectively. The Division also had a $25 million revolving line of credit with a bank that matures in August 2006, at which time the Division expects the line of credit to be renewed. The line of credit is collateralized by certain assets of the Division and stock of certain title subsidiaries. Borrowings under the line of credit were $23.6 million and $18.9 million at November 30, 2005 and 2004, respectively, and had an effective interest rate of 4.9% and 3.1% at November 30, 2005 and 2004, respectively. The Division’s notes and other debts payable totaling $1.3 billion are due in 2006.

The limited-purpose finance subsidiaries of the Division have placed mortgages and other receivables as collateral for various long-term financings. These limited-purpose finance subsidiaries pay the principal of, and interest on, these financings almost entirely from the cash flows generated by the related pledged collateral, which includes a combination of mortgage notes, mortgage-backed securities and funds held by a trustee. At November 30, 2005 and 2004, the balances outstanding for the bonds and notes payable were $0.7 million and $3.4 million, respectively. The borrowings mature in 2015 through 2018 and carry interest rates ranging from 8.9% to 11.7%. The annual principal repayments are dependent upon collections on the underlying mortgages, including prepayments, and therefore cannot be reasonably determined.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.  Income Taxes

The provision (benefit) for income taxes consisted of the following:

From continuing operations:
	Years Ended November 30,
	2005	2004	2003
	(In thousands)
Current:
Federal	$717,109	440,241	448,254
State	87,955	51,082	58,338

	805,064	491,323	506,592

Deferred:
Federal	9,232	71,615	(45,451)
State	988	9,917	(5,755)

	10,220	81,532	(51,206)

	$815,284	572,855	455,386

From discontinued operations:
	Years Ended November 30,
	2005	2004	2003
	(In thousands)
Current:
Federal	$5,791	520	190
State	731	66	24

	6,522	586	214

Deferred:
Federal	(5)	6	56
State	(1)	1	7

	(6)	7	63

	$6,516	593	277

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant temporary differences that give rise to the net deferred tax asset are as follows:

	November 30,
	2005	2004
	(In thousands)
Deferred tax assets:
Reserves and accruals	$235,744	187,531
Capitalized expenses	83,727	65,708
Investments in unconsolidated entities	35,508	21,092
Other	26,463	33,041

Total deferred tax assets	381,442	307,372

Deferred tax liabilities:
Completed contract reporting differences	190,795	84,786
Section 461(f) deductions	34,960	35,445
Other	44,592	60,303

Total deferred tax liabilities	270,347	180,534

Net deferred tax asset	$111,095	126,838

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Homebuilding Division’s net deferred tax asset amounting to $104.5 million and $120.3 million at November 30, 2005 and 2004, respectively, is included in other assets in the consolidated balance sheets.

At November 30, 2005 and 2004, the Financial Services Division had a net deferred tax asset of $6.6 million and $6.5 million, respectively, which is included in the assets of the Financial Services Division.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that a portion or all of the deferred tax asset will not be realized. Based on management’s assessment, it is more likely than not that the net deferred tax asset will be realized through future taxable earnings.

A reconciliation of the statutory rate and the effective tax rate follows:

	Percentage of Pre-tax Earnings
	2005	2004	2003
Statutory rate	35.00%	35.00%	35.00%
State income taxes, net of federal income tax benefit	2.75%	2.75%	2.75%

Effective rate	37.75%	37.75%	37.75%

12.    Earnings Per Share

Basic and diluted earnings per share for the years ended November 30, 2005, 2004 and 2003 were calculated as follows:

	2005	2004	2003
	(In thousands, except per share amounts)
Numerator—Basic earnings per share:
Earnings from continuing operations	$1,344,410	944,642	750,934
Earnings from discontinued operations	10,745	977	457

Numerator for basic earnings per share—net earnings	$1,355,155	945,619	751,391

Numerator—Diluted earnings per share:
Earnings from continuing operations	$1,344,410	944,642	750,934
Interest on zero-coupon senior convertible debentures due 2018, net of tax	—	—	4,116
Interest on zero-coupon convertible senior subordinated notes due 2021, net of tax	7,699	8,557	4,105

Numerator for diluted earnings per share from continuing operations	1,352,109	953,199	759,155
Numerator for diluted earnings per share from discontinued operations	10,745	977	457

Numerator for diluted earnings per share—net earnings	$1,362,854	954,176	759,612

Denominator:
Denominator for basic earnings per share—weighted average shares	155,398	155,398	147,334
Effect of dilutive securities:
Employee stock options and restricted stock	2,598	2,973	3,152
Zero-coupon senior convertible debentures due 2018	—	—	8,380
Zero-coupon convertible senior subordinated notes due 2021	7,526	8,969	4,486

Denominator for diluted earnings per share—adjusted weighted average shares and assumed conversions	165,522	167,340	163,352

Basic earnings per share:
Earnings from continuing operations	$8.65	6.08	5.10
Earnings from discontinued operations	0.07	0.01	0.00

Net earnings	$8.72	6.09	5.10

Diluted earnings per share:
Earnings from continuing operations	$8.17	5.70	4.65
Earnings from discontinued operations	0.06	0.00	0.00

Net earnings	$8.23	5.70	4.65

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Basic and diluted earnings per share amounts and weighted average shares outstanding have been adjusted to reflect the effect of the Company’s April 2003 10% Class B stock distribution and the January 2004 two-for-one stock split.

At November 30, 2005 and 2003, anti-dilutive options outstanding were not material. At November 30, 2004, options to purchase 2.3 million shares of Class A common stock were outstanding and anti-dilutive.

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

During the year ended November 30, 2005, $288.7 million face value of Convertible Notes were converted to 4.1 million shares of the Company’s Class A common stock. The weighted average of these shares is included in the calculation of basic earnings per share for the year ended November 30, 2005. The calculation of diluted earnings per share included 7.5 million shares for the year ended November 30, 2005, compared to 9.0 million shares and 4.5 million shares (adjusted for the January 2004 two-for-one stock split) for the years ended November 30, 2004 and 2003, respectively, related to the dilutive effect of non-converted Convertible Notes.

13.    Comprehensive Income

Comprehensive income represents changes in stockholders’ equity from non-owner sources. The components of comprehensive income were as follows:

	Years Ended November 30,
	2005	2004	2003
	(Dollars in thousands)
Net earnings	$1,355,155	945,619	751,391
Unrealized gains arising during period on interest rate swaps, net of 37.75% tax effect	10,049	6,734	3,461
Unrealized gains arising during period on available-for-sale investment securities, net of 37.75% tax effect	185	53	—
Company’s portion of unconsolidated entity’s minimum pension liability, net of 37.75% tax effect	(880)	(386)	—

Comprehensive income	$1,364,509	952,020	754,852

Accumulated other comprehensive loss consisted of the following at November 30, 2005 and 2004:

	November 30,
	2005	2004
	(In thousands)
Unrealized loss on interest rate swaps	$(4,193)	(14,242)
Unrealized gain on available-for-sale investment securities	238	53
Unrealized loss on Company’s portion of unconsolidated entity’s minimum pension liability	(1,266)	(386)

Accumulated other comprehensive loss	$(5,221)	(14,575)

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    Capital Stock

Preferred Stock

The Company is authorized to issue 500,000 shares of preferred stock with a par value of $10 per share and 100 million shares of participating preferred stock with a par value of $0.10 per share. No shares of preferred stock or participating preferred stock have been issued as of November 30, 2005.

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

In September 2005, the Company’s Board of Directors voted to increase the annual dividend rate with regard to the Company’s Class A and Class B common stock to $0.64 per share per year (payable quarterly) from $0.55 per share per year (payable quarterly). Dividend rates were adjusted for the Company’s January 2004 two-for-one stock split. During 2005, 2004 and 2003, Class A and Class B common stockholders received per share annual dividends of $0.57, $0.51 and $0.14, respectively.

As of November 30, 2005, Stuart A. Miller, the Company’s President, Chief Executive Officer and a Director, directly owned, or controlled through family-owned entities, approximately 22 million shares of Class A and Class B common stock, which represented approximately 47% voting power of the Company’s stock.

In June 2001, the Company’s Board of Directors increased the previously authorized stock repurchase program to permit future purchases of up to 20 million shares (adjusted for the January 2004 two-for-one stock split) of the Company’s outstanding common stock. During 2005, the Company repurchased a total of 5.1 million shares of its outstanding Class A common stock under the stock repurchase program for an aggregate purchase price of $274.9 million, or $53.38 per share. During 2004, the Company granted approximately 2.4 million stock options (adjusted for the Company’s January 2004 two-for-one stock split) to employees under the Company’s 2003 Stock Option and Restricted Stock Plan, and repurchased a similar number of shares of its outstanding Class A common stock under the stock repurchase program for an aggregate purchase price of approximately $109.6 million, or $45.64 per share (adjusted for the Company’s January 2004 two-for-one stock split). During 2003, the Company did not repurchase any of its outstanding Class A common stock in the open market under these authorizations. As of November 30, 2005, 12.4 million Class A common shares can be repurchased in the future under the program.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition to the Class A common shares purchased under the Company’s stock repurchase program, the Company repurchased approximately 229,000 and 91,000 Class A common shares during the years ended November 30, 2005 and 2004, respectively, related to the vesting of restricted stock and distributions of common stock from the Company’s deferred compensation plan.

At November 30, 2005, the Company had a shelf registration statement effective under the Securities Act of 1933, as amended, under which the Company could sell to the public up to $1.0 billion of debt securities, common stock, preferred stock or other securities. At November 30, 2005, the Company had another shelf registration statement effective under the Securities Act of 1933, as amended, under which the Company could issue up to $400 million of equity or debt securities in connection with acquisitions of companies or interests in companies, businesses or assets.

Restrictions on Payment of Dividends

Other than as required to maintain the financial ratios and net worth required by the New Facility, there are no restrictions on the payment of dividends on common stock by the Company. There are no agreements which restrict the payment of dividends by subsidiaries of the Company other than as required to maintain the financial ratios and net worth requirements under the Financial Services Division’s warehouse lines of credit.

Stock Option Plans

The Lennar Corporation 2003 Stock Option and Restricted Stock Plan (the “2003 Plan”) provides for the granting of Class A and Class B stock options and stock appreciation rights and awards of restricted common stock to key officers, employees and directors. The exercise prices of stock options and stock appreciation rights may not be less than the market value of the common stock on the date of the grant. No options granted under the 2003 Plan may be exercisable until at least six months after the date of the grant. Thereafter, exercises are permitted in installments determined when options are granted. Each stock option and stock appreciation right will expire on a date determined at the time of the grant, but not more than ten years after the date of the grant. At November 30, 2005, there were 724,000 common shares of restricted stock outstanding under the 2003 Plan. The stock was valued based on its market price on the date of the grant. The grants vest over four years from the date of issuance.

The Lennar Corporation 2000 Stock Option and Restricted Stock Plan (the “2000 Plan”) provided for the granting of Class A stock options and stock appreciation rights and awards of restricted common stock to key officers, employees and directors. No options granted under the 2000 Plan may be exercisable until at least six months after the date of the grant. Thereafter, exercises are permitted in installments determined when options are granted. Each stock option and stock appreciation right will expire on a date determined at the time of the grant, but not more than ten years after the date of the grant. At November 30, 2005, there were no shares of Class A and Class B restricted stock outstanding under the Plan.

The Lennar Corporation 1997 Stock Option Plan (the “1997 Plan”) provided for the granting of Class A stock options and stock appreciation rights to key employees of the Company to purchase shares at prices not less than the market value of the common stock on the date of the grant. No options granted under the 1997 Plan may be exercisable until at least six months after the date of the grant. Thereafter, exercises are permitted in installments determined when options are granted. Each stock option and stock appreciation right granted will expire on a date determined at the time of the grant, but not more than ten years after the date of the grant.

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

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the Company’s stock option activity for the years ended November 30, 2005, 2004 and 2003 (adjusted for the January 2004 two-for-one stock split) is as follows:

	2005		2004		2003
	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price
Outstanding, beginning of year	8,025,292	$28.26	6,660,968	$20.01	4,827,348	$15.98
Grants	1,581,125	$55.46	2,478,796	$46.42	2,636,000	$28.36
Other*	—	$—	—	$—	694,824	$—
Terminations	(541,853)	$34.02	(240,386)	$33.17	(19,250)	$22.74
Exercises	(1,905,016)	$20.01	(874,086)	$16.55	(1,477,954)	$12.27

Outstanding, end of year	7,159,548	$35.92	8,025,292	$28.26	6,660,968	$20.01

Exercisable, end of year	1,390,848	$22.36	1,338,425	$15.87	745,336	$12.96

Available for grant, end of year	5,408,359		7,440,704		9,821,000

Weighted average fair market value per share of options granted during the year under SFAS No. 123		$16.02		$13.27		$8.65

The following table summarizes information about stock options outstanding at November 30, 2005:

	Options Outstanding*			Options Exercisable*
Range of Weighted Average Per Share Exercise Prices*	Number Outstanding at November 30, 2005	Weighted Average Remaining Contractual Life	Weighted Average Per Share Exercise Price	Number Outstanding at November 30, 2005	Weighted Average Per Share Exercise Price
$ 4.72—$ 8.25	524,575	1.8 years	$7.39	239,006	$7.44
$ 9.25—$12.87	229,900	2.4 years	$9.91	41,800	$10.03
$14.93—$18.88	335,894	5.0 years	$16.66	312,794	$16.77
$21.09—$26.32	2,321,671	2.9 years	$25.06	620,602	$24.98
$27.85—$43.16	63,949	2.8 years	$38.87	13,500	$39.08
$45.19—$56.33	3,524,241	3.5 years	$49.74	163,146	$46.74
$56.91—$67.49	159,318	4.7 years	$59.41	—	$—

*	The Company distributed to the holders of record of its stock at the close of business on April 9, 2003, one share of Class B common stock for each ten shares of Class A common stock or Class B common stock held at that time. As a result of anti-dilution provisions in the Company’s stock option plans, each time an option is exercised with regard to ten shares of Class A common stock, the option holder will also receive one share of Class B common stock. The options cannot be exercised to purchase just Class B common stock, and there is no separate exercise price related to the Class B common stock. The Company did not adjust the number of stock options or the exercise price related to the Class A stock options. There was no accounting consequence from the anti-dilution effect of the Class B common stock distribution.

Employee Stock Ownership/401(k) Plan

Prior to 1998, the Employee Stock Ownership/401(k) Plan (the “Plan”) provided shares of Class A common stock to employees who had completed one year of continuous service with the Company. During 1998, the Plan was amended to exclude any new shares from being provided to employees. All prior year contributions to employees actively employed on or after October 1, 1998 vested at a rate of 20% per year over a five-year period. All active participants in the Plan whose employment terminated prior to October 1, 1998 vested based upon the Plan that was active prior to their termination of employment. Under the 401(k) portion of the Plan, contributions made by employees can be invested in a variety of mutual funds or proprietary funds provided by the Plan trustee. The Company may also make contributions for the benefit of employees. The Company records as compensation expense its contribution to the 401(k) portion of the Plan. This amount was $12.0 million in 2005, $10.3 million in 2004 and $9.1 million in 2003.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.    Deferred Compensation Plan

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

As of November 30, 2005, approximately 438,900 Class A common shares and 43,900 Class B common shares of restricted stock had been surrendered in exchange for rights under the Deferred Compensation Plan, resulting in a reduction in stockholders’ equity of $4.0 million fully offset by an increase in stockholders’ equity to reflect the deferral of compensation in that amount. Shares that the Company is obligated to issue in the future under the Deferred Compensation Plan are treated as outstanding shares in both the Company’s basic and diluted earnings per share calculations for the years ended November 30, 2005, 2004 and 2003.

16.    Financial Instruments

The following table presents the carrying amounts and estimated fair market values of financial instruments held by the Company at November 30, 2005 and 2004, using available market information and what the Company believes to be appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair market value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies might have a material effect on the estimated fair market value amounts. The table excludes cash, restricted cash, receivables and accounts payable, which had fair market values approximating their carrying values due to the short maturities of these instruments.

	November 30,
	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
ASSETS
Homebuilding:
Investments—available-for-sale	$8,883	8,883	8,585	8,585
Investments—trading	8,660	8,660	8,565	8,565
Financial services:
Loans held-for-sale, net	$562,510	562,510	447,607	447,607
Loans held-for-investment, net	147,459	145,219	29,248	27,770
Investments—held-to-maturity	32,146	32,149	31,574	31,562
Limited-purpose finance subsidiaries	2,562	2,666	3,406	3,693
LIABILITIES
Homebuilding:
Senior notes and other debts payable	$2,592,772	2,700,893	2,021,014	2,266,998
Financial services:
Notes and other debts payable	$1,269,782	1,269,782	896,934	896,934
Limited-purpose finance subsidiaries	656	694	3,406	3,693
OTHER FINANCIAL INSTRUMENTS
Homebuilding liabilities:
Interest rate swaps	$6,737	6,737	22,879	22,879
Financial services liabilities:
Commitments to originate loans	$112	112	392	392
Forward commitments to sell loans and option contracts	477	477	394	394

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Homebuilding Division utilizes interest rate swap agreements to manage interest costs and hedge against risks associated with changing interest rates. Counterparties to these agreements are major financial institutions. Credit losses from counterparty non-performance are not anticipated. A majority of the Division’s variable interest rate borrowings are based on the LIBOR index. At November 30, 2005, the Division had three interest rate swap agreements outstanding with a total notional amount of $200 million, which will mature at various dates through fiscal 2008. These agreements fixed the LIBOR index at an average interest rate of 6.8% at November 30, 2005. The effect of interest rate swap agreements on interest incurred and on the average interest rate was an increase of $11.0 million and 0.40%, respectively, for the year ended November 30, 2005, an increase of $16.5 million and 0.89%, respectively, for the year ended November 30, 2004 and an increase of $16.7 million and 1.03%, respectively, for the year ended November 30, 2003.

The Financial Services Division had a pipeline of loans in process totaling approximately $3.7 billion at November 30, 2005. To minimize credit risk, the Division uses the same credit policies in the approval of the commitments as are applied to the Division’s lending activities. Loans in process for which interest rates were committed to the borrowers totaled $511.7 million as of November 30, 2005. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers, the total commitments do not necessarily represent future cash requirements.

The Financial Services Division uses mandatory mortgage-backed securities (“MBS”) forward commitments and MBS option contracts to hedge its interest rate exposure during the period from when it extends an interest rate lock to a loan applicant until the time at which the loan is sold to an investor. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk is managed by entering into MBS forward commitments and MBS option contracts only with investment banks with primary dealer status and loan sales transactions with permanent investors meeting the Division’s credit standards. The Division’s risk, in the event of default by the purchaser, is the difference between the contract price and current fair market value. At November 30, 2005, the Division had open commitments amounting to $321.0 million to sell MBS with varying settlement dates through February 2006.

17.    Consolidation of Variable Interest Entities

In December 2003, the FASB issued FIN 46(R), (which further clarified and amended FIN 46, Consolidation of Variable Interest Entities) which requires the consolidation of certain entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46(R), entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46(R) applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interest entities created before February 1, 2003, FIN 46(R) applied in the Company’s second quarter ended May 31, 2004. The adoption of FIN 46(R) did not have a material impact on the Company’s results of operations or cash flows.

Unconsolidated Entities

At November 30, 2005, the Company had investments in and advances to unconsolidated entities established to acquire and develop land for sale to the Company in connection with its homebuilding operations,

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for sale to third parties or for the construction of homes for sale to third-party homebuyers. The Company evaluated all agreements under FIN 46(R). During the year ended November 30, 2005, the Company consolidated entities under FIN 46(R) that at November 30, 2005 had total combined assets and liabilities of $144.0 million and $90.5 million, respectively.

At November 30, 2005, the Company’s recorded investment in unconsolidated entities was $1.3 billion; however, the Company’s estimated maximum exposure to loss with regard to unconsolidated entities was its recorded investments in these entities in addition to the exposure under the guarantees discussed in Note 6.

Option Contracts

The Company evaluated all option contracts for land and determined it was the primary beneficiary of certain of these option contracts. Although the Company does not have legal title to the optioned land, under FIN 46(R), the Company, if it is deemed the primary beneficiary, is required to consolidate the land under option at fair market value. During the year ended November 30, 2005, the effect of the consolidation of these option contracts was an increase of $516.3 million to consolidated inventory not owned with a corresponding increase to liabilities related to consolidated inventory not owned in the accompanying consolidated balance sheet as of November 30, 2005. This increase was offset primarily by the Company exercising its option to acquire land under certain contracts previously consolidated under FIN 46(R), resulting in a net increase in consolidated inventory not owned of $94.7 million. To reflect the purchase price of the inventory consolidated under FIN 46(R), the Company reclassified $125.9 million of related option deposits from land under development to consolidated inventory not owned. The liabilities related to consolidated inventory not owned represent the difference between the exercise price of the optioned land and the Company’s option deposits.

At November 30, 2005 and 2004, the Company’s exposure to loss related to its option contracts with third parties and unconsolidated entities represented its non-refundable option deposits and advanced costs totaling $741.6 million and $222.4 million, respectively, as well as letters of credit posted in lieu of cash deposits.

18.    Commitments and Contingent Liabilities

The Company is party to various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, the disposition of these matters will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

The Company is subject to the usual obligations associated with entering into contracts (including option contracts) for the purchase, development and sale of real estate, which it does in the routine conduct of its business. Option contracts for the purchase of land generally enable the Company to defer acquiring portions of properties owned by third parties and certain unconsolidated entities until the Company is ready to build homes on them. The use of option contracts allows the Company to reduce the financial risks associated with long-term land holdings. At November 30, 2005, the Company had access to acquire approximately 222,100 homesites through option contracts and unconsolidated entities in which the Company had investments. At November 30, 2005, the Company had $741.6 million of non-refundable option deposits and advanced costs related to certain of these homesites, which were included in inventories in the consolidated balance sheet.

At November 30, 2005 and 2004, the Company had $69.3 million and $74.0 million, respectively, of reserves recorded in accordance with SFAS No. 5, Accounting for Contingencies, for tax filing positions and related interest based on the Company’s evaluation that uncertainty exists in sustaining the deductions. This reserve is included in other liabilities in the consolidated balance sheets.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has entered into agreements to lease certain office facilities and equipment under operating leases. Future minimum payments under the non-cancelable leases in effect at November 30, 2005 are as follows:

Lease Payments
(In thousands)
2006	$77,975
2007	52,146
2008	35,278
2009	26,268
2010	17,408
Thereafter	29,658

Rental expense for the years ended November 30, 2005, 2004 and 2003 was $116.0 million, $84.7 million and $63.2 million, respectively.

The Company is committed, under various letters of credit, to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit under these arrangements totaled $1.2 billion at November 30, 2005. The Company also had outstanding performance and surety bonds related to site improvements at various projects with estimated costs to complete of $1.8 billion. The Company does not believe there will be any draws upon these bonds, but if there were any, they would not have a material effect on the Company’s financial position, results of operations or cash flows.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.	Supplemental Financial Information

The Company’s obligations to pay principal, premium, if any, and interest under the New Facility, senior floating-rate notes due 2007, senior floating-rate notes due 2009, 7 5/8% senior notes due 2009, 5.125% senior notes due 2010, 5.95% senior notes due 2013, 5.50% senior notes due 2014 and 5.60% senior notes due 2015 are guaranteed by substantially all of the Company’s subsidiaries other than finance company subsidiaries. The guarantees are full and unconditional and the guarantor subsidiaries are 100% directly or indirectly owned by Lennar Corporation. The Company has determined that separate, full financial statements of the guarantors would not be material to investors and, accordingly, supplemental financial information for the guarantors is presented as follows:

Consolidating Balance Sheet

November 30, 2005

	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
ASSETS
Homebuilding:
Cash, restricted cash and receivables, net	$401,467	816,971	13,032	—	1,231,470
Inventories	—	7,619,470	244,061	—	7,863,531
Investments in unconsolidated entities	—	1,282,686	—	—	1,282,686
Goodwill	—	195,156	—	—	195,156
Other assets	80,838	121,354	64,555	—	266,747
Investments in subsidiaries	7,150,775	500,342	—	(7,651,117)	—

	7,633,080	10,535,979	321,648	(7,651,117)	10,839,590
Financial services	—	29,341	1,672,294	—	1,701,635

Total assets	$7,633,080	10,565,320	1,993,942	(7,651,117)	12,541,225

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable and other liabilities	$1,026,281	1,783,582	64,791	—	2,874,654
Liabilities related to consolidated inventory not owned	—	306,445	—	—	306,445
Senior notes and other debts payable	2,328,016	250,642	14,114	—	2,592,772
Intercompany	(972,628)	1,066,147	(93,519)	—	—

	2,381,669	3,406,816	(14,614)	—	5,773,871
Financial services	—	7,729	1,429,971	—	1,437,700

Total liabilities	2,381,669	3,414,545	1,415,357	—	7,211,571
Minority interest	—	—	78,243	—	78,243
Stockholders’ equity	5,251,411	7,150,775	500,342	(7,651,117)	5,251,411

Total liabilities and stockholders’ equity	$7,633,080	10,565,320	1,993,942	(7,651,117)	12,541,225

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Balance Sheet

November 30, 2004

	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
ASSETS
Homebuilding:
Cash, restricted cash and receivables, net	$1,116,366	303,594	55,797	—	1,475,757
Inventories	—	4,900,834	241,236	—	5,142,070
Investments in unconsolidated entities	—	856,422	—	—	856,422
Goodwill	—	183,345	—	—	183,345
Other assets	98,823	125,019	25,387	—	249,229
Investments in subsidiaries	4,984,722	569,032	—	(5,553,754)	—

	6,199,911	6,938,246	322,420	(5,553,754)	7,906,823
Financial services	—	27,956	1,230,501	—	1,258,457

Total assets	$6,199,911	6,966,202	1,552,921	(5,553,754)	9,165,280

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable and other liabilities	$725,061	961,015	101,244	—	1,787,320
Liabilities related to consolidated inventory not owned	—	222,769	—	—	222,769
Senior notes and other debts payable	1,945,344	23,636	52,034	—	2,021,014
Intercompany	(523,466)	767,079	(243,613)	—	—

	2,146,939	1,974,499	(90,335)	—	4,031,103
Financial services	—	6,981	1,031,497	—	1,038,478

Total liabilities	2,146,939	1,981,480	941,162	—	5,069,581
Minority interest	—	—	42,727	—	42,727
Stockholders’ equity	4,052,972	4,984,722	569,032	(5,553,754)	4,052,972

Total liabilities and stockholders’ equity	$6,199,911	6,966,202	1,552,921	(5,553,754)	9,165,280

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Earnings

Year Ended November 30, 2005

	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(Dollars in thousands)
Revenues:
Homebuilding	$—	12,908,793	395,806	—	13,304,599
Financial services	—	9,109	586,424	(33,161)	562,372

Total revenues	—	12,917,902	982,230	(33,161)	13,866,971

Costs and expenses:
Homebuilding	—	10,884,961	297,221	(4,375)	11,177,807
Financial services	—	11,915	471,728	(26,039)	457,604
Corporate general and administrative	187,257	—	—	—	187,257

Total costs and expenses	187,257	10,896,876	768,949	(30,414)	11,822,668

Equity in earnings from unconsolidated entities	—	133,814	—	—	133,814
Management fees and other income (expense), net	(2,747)	60,151	1,364	2,747	61,515
Minority interest expense, net	—	—	45,030	—	45,030
Loss on redemption of 9.95% senior notes	34,908	—	—	—	34,908

Earnings (loss) from continuing operations before provision (benefit) for income taxes	(224,912)	2,214,991	169,615	—	2,159,694
Provision (benefit) for income taxes	(84,904)	836,159	64,029	—	815,284

Earnings (loss) from continuing operations	(140,008)	1,378,832	105,586	—	1,344,410
Earnings from discontinued operations, net of tax	—	—	10,745	—	10,745
Equity in earnings from subsidiaries	1,495,163	116,331	—	(1,611,494)	—

Net earnings	$1,355,155	1,495,163	116,331	(1,611,494)	1,355,155

Consolidating Statement of Earnings

Year Ended November 30, 2004

	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Revenues:
Homebuilding	$—	9,688,964	311,668	—	10,000,632
Financial services	—	18,000	510,322	(27,986)	500,336

Total revenues	—	9,706,964	821,990	(27,986)	10,500,968

Costs and expenses:
Homebuilding	—	8,356,652	247,681	(2,995)	8,601,338
Financial services	—	14,736	399,860	(24,991)	389,605
Corporate general and administrative	141,722	—	—	—	141,722

Total costs and expenses	141,722	8,371,388	647,541	(27,986)	9,132,665

Equity in earnings from unconsolidated entities	—	90,739	—	—	90,739
Management fees and other income (expense), net	—	69,530	(279)	—	69,251
Minority interest expense, net	—	—	10,796	—	10,796

Earnings (loss) from continuing operations before provision (benefit) for income taxes	(141,722)	1,495,845	163,374	—	1,517,497
Provision (benefit) for income taxes	(53,500)	564,681	61,674	—	572,855

Earnings (loss) from continuing operations	(88,222)	931,164	101,700	—	944,642
Earnings from discontinued operations, net of tax	—	—	977	—	977
Equity in earnings from subsidiaries	1,033,841	102,677	—	(1,136,518)	—

Net earnings	$945,619	1,033,841	102,677	(1,136,518)	945,619

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Earnings

Year Ended November 30, 2003

	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Revenues:
Homebuilding	$—	8,348,645	—	—	8,348,645
Financial services	—	12,726	555,889	(12,034)	556,581

Total revenues	—	8,361,371	555,889	(12,034)	8,905,226

Costs and expenses:
Homebuilding	—	7,291,417	561	(3,622)	7,288,356
Financial services	—	11,549	399,725	(8,412)	402,862
Corporate general and administrative	111,488	—	—	—	111,488

Total costs and expenses	111,488	7,302,966	400,286	(12,034)	7,802,706

Equity in earnings from unconsolidated entities	—	81,937	—	—	81,937
Management fees and other income, net	—	26,817	—	—	26,817
Minority interest expense, net	—	—	4,954	—	4,954

Earnings (loss) from continuing operations before provision (benefit) for income taxes	(111,488)	1,167,159	150,649	—	1,206,320
Provision (benefit) for income taxes	(42,084)	440,600	56,870	—	455,386

Earnings (loss) from continuing operations	(69,404)	726,559	93,779	—	750,934
Earnings from discontinued operations, net of tax	—	—	457	—	457
Equity in earnings from subsidiaries	820,795	94,236	—	(915,031)	—

Net earnings	$751,391	820,795	94,236	(915,031)	751,391

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows

Year Ended November 30, 2005

	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings from continuing operations	$1,355,155	1,495,163	105,586	(1,611,494)	1,344,410
Net earnings from discontinued operations	—	—	10,745	—	10,745
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities	(1,091,091)	(1,325,709)	(226,874)	1,611,494	(1,032,180)

Net cash provided by (used in) operating activities	264,064	169,454	(110,543)	—	322,975

Cash flows from investing activities:
Increase in investments in unconsolidated entities, net	—	(453,017)	—	—	(453,017)
Acquisitions, net of cash acquired	—	(414,079)	(1,970)	—	(416,049)
Other	(5,463)	(22,151)	(106,893)	—	(134,507)

Net cash used in investing activities	(5,463)	(889,247)	(108,863)	—	(1,003,573)

Cash flows from financing activities:
Net borrowings under financial services short-term debt	—	—	372,849	—	372,849
Net proceeds from 5.125% senior notes	298,215	—	—	—	298,215
Net proceeds from 5.60% senior notes	501,460	—	—	—	501,460
Redemption of 9.95% senior notes	(337,731)	—	—	—	(337,731)
Net repayments under other borrowings	—	(75,209)	(61,833)	—	(137,042)
Payments related to minority interests, net	—	—	(33,181)	—	(33,181)
Common stock:
Issuances	38,069	—	—	—	38,069
Repurchases	(289,284)	—	—	—	(289,284)
Dividends	(89,229)	—	—	—	(89,229)
Intercompany	(1,090,578)	1,146,903	(56,325)	—	—

Net cash provided by (used in) financing activities	(969,078)	1,071,694	221,510	—	324,126

Net increase (decrease) in cash	(710,477)	351,901	2,104	—	(356,472)
Cash at beginning of year	1,111,944	143,180	160,691	—	1,415,815

Cash at end of year	$401,467	495,081	162,795	—	1,059,343

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows

Year Ended November 30, 2004

	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings from continuing operations	$945,619	1,033,841	101,700	(1,136,518)	944,642
Net earnings from discontinued operations	—	—	977	—	977
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities	(576,392)	(857,956)	(227,597)	1,136,518	(525,427)

Net cash provided by (used in) operating activities	369,227	175,885	(124,920)	—	420,192

Cash flows from investing activities:
Increase in investments in unconsolidated entities, net	—	(420,597)	—	—	(420,597)
Acquisitions, net of cash acquired	—	(93,082)	(12,648)	—	(105,730)
Other	(15,110)	17,955	(10,625)	—	(7,780)

Net cash used in investing activities	(15,110)	(495,724)	(23,273)	—	(534,107)

Cash flows from financing activities:
Net borrowings under financial services short-term debt	—	—	162,277	—	162,277
Net proceeds from senior floating-rate notes due 2009	298,500	—	—	—	298,500
Net proceeds from senior floating-rate notes due 2007	199,300	—	—	—	199,300
Net proceeds from 5.50% senior notes	245,480	—	—	—	245,480
Net repayments under term loan B and other borrowings	(296,000)	(74,721)	(33,368)	—	(404,089)
Payments related to minority interests, net	—	—	(18,396)	—	(18,396)
Common stock:
Issuances	14,537	—	—	—	14,537
Repurchases	(113,582)	—	—	—	(113,582)
Dividends	(79,945)	—	—	—	(79,945)
Intercompany	(403,966)	274,080	129,886	—	—

Net cash provided by (used in) financing activities	(135,676)	199,359	240,399	—	304,082

Net increase (decrease) in cash	218,441	(120,480)	92,206	—	190,167
Cash at beginning of year	893,503	263,660	68,485	—	1,225,648

Cash at end of year	$1,111,944	143,180	160,691	—	1,415,815

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows

Year Ended November 30, 2003

	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings from continuing operations	$751,391	820,795	93,779	(915,031)	750,934
Net earnings from discontinued operations	—	—	457	—	457
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities	(789,215)	(324,232)	176,928	900,017	(36,502)

Net cash provided by (used in) operating activities	(37,824)	496,563	271,164	(15,014)	714,889

Cash flows from investing activities:
Increase in investments in unconsolidated entities, net	(16,346)	(49,238)	—	—	(65,584)
Acquisitions, net of cash acquired	—	(149,212)	(10,177)	—	(159,389)
Other	(9,177)	4,876	(15,042)	—	(19,343)

Net cash used in investing activities	(25,523)	(193,574)	(25,219)	—	(244,316)

Cash flows from financing activities:
Net repayments under financial services short-term debt	—	—	(118,989)	—	(118,989)
Net proceeds from 5.95% senior notes	341,730	—	—	—	341,730
Net borrowings (repayments) under term loan B and other borrowings	(95,237)	(106,083)	228	15,014	(186,078)
Receipts related to minority interests, net	—	—	2,682	—	2,682
Common stock:
Issuances	18,197	—	—	—	18,197
Repurchases	(1,044)	—	—	—	(1,044)
Dividends and other	(22,705)	—	—	—	(22,705)
Intercompany	94,746	12,432	(107,178)	—	—

Net cash provided by (used in) financing activities	335,687	(93,651)	(223,257)	15,014	33,793

Net increase in cash	272,340	209,338	22,688	—	504,366
Cash at beginning of year	621,163	54,322	45,797	—	721,282

Cash at end of year	$893,503	263,660	68,485	—	1,225,648

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20.    Quarterly Data (unaudited)

	First	Second	Third	Fourth
	(In thousands, except per share amounts)
2005
Revenues	$2,405,731	2,932,974	3,498,332	5,029,934
Gross profit from sales of homes	$544,443	654,082	846,448	1,256,473
Earnings from continuing operations before provision for income taxes	$309,645	374,689	541,772	933,588
Earnings from discontinued operations before provision for income taxes	$726	16,535	—	—
Net earnings	$193,206	243,537	337,253	581,159
Basic earnings per share:
Earnings from continuing operations	$1.25	1.51	2.18	3.70
Earnings from discontinued operations	$0.00	0.07	0.00	0.00

Net earnings	$1.25	1.58	2.18	3.70

Diluted earnings per share:
Earnings from continuing operations	$1.17	1.42	2.06	3.54
Earnings from discontinued operations	$0.00	0.06	0.00	0.00

Net earnings	$1.17	1.48	2.06	3.54

2004
Revenues	$1,862,167	2,342,045	2,747,329	3,549,427
Gross profit from sales of homes	$373,798	483,706	566,540	860,357
Earnings from continuing operations before provision for income taxes	$223,422	323,220	361,426	609,429
Earnings from discontinued operations before provision for income taxes	$276	332	376	586
Net earnings	$139,252	201,411	225,222	379,734
Basic earnings per share:
Earnings from continuing operations	$0.90	1.30	1.45	2.44
Earnings from discontinued operations	$0.00	0.00	0.00	0.00

Net earnings	$0.90	1.30	1.45	2.44

Diluted earnings per share:
Earnings from continuing operations	$0.84	1.22	1.36	2.29
Earnings from discontinued operations	$0.00	0.00	0.00	0.00

Net earnings	$0.84	1.22	1.36	2.29

Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year. All earnings per share amounts were adjusted for the January 2004 two-for-one stock split and discontinued operations (See Note 2).

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter that ended on November 30, 2005. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of November 30, 2005 to ensure that required information is disclosed on a timely basis in our reports filed or furnished under the Securities Exchange Act of 1934.

Our CEO and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2005. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm obtained from Deloitte & Touche is included elsewhere in this document.

Item 9B.    Other Information.

Not applicable.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

The information required by this item for executive officers is set forth under the heading “Executive Officers of Lennar Corporation” in Part I. The other information called for by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 2006 (120 days after the end of our fiscal year).

Item 11.    Executive Compensation.

The information required by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 2006 (120 days after the end of our fiscal year).

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 2006 (120 days after the end of our fiscal year), except for the information required by Item 201(d) of Regulation S-K, which is included below.

The following table summarizes our equity compensation plans as of November 30, 2005:

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)(2)
Equity compensation plans approved by stockholders	7,159,548	$35.92	5,408,359
Equity compensation plans not approved by stockholders	—	—	—

Total	7,159,548	$35.92	5,408,359

(1)	This amount includes approximately 341,000 shares of Class B common stock that may be issued under our equity compensation plans.
(2)	Both Class A and Class B common stock may be issued.

Item 13.    Certain Relationships and Related Transactions.

The information required by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 2006 (120 days after the end of our fiscal year).

Item 14.    Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 2006 (120 days after the end of our fiscal year).

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this Report.

1.	The following financial statements are contained in Item 8:

2.	The following financial statement schedule is included in this Report:

Financial Statement Schedule	Page in this Report
Report of Independent Registered Public Accounting Firm	81
Schedule II—Valuation and Qualifying Accounts	82

Information required by other schedules has either been incorporated in the consolidated financial statements and accompanying notes or is not applicable to us.

3.	The following exhibits are filed with this Report or incorporated by reference:

2.1	Separation and Distribution Agreement, dated June 10, 1997, between Lennar and LNR Property Corporation—Incorporated by reference to Exhibit 10.1 of the Registration Statement on Form 10 of LNR Property Corporation filed with the Commission on July 31, 1997.

2.2	Agreement and Plan of Merger dated July 21, 2003, among Lennar, The Newhall Land and Farming Company, LNR Property Corporation, NWHL Investment LLC and NWHL Acquisition, L.P.—Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated January 27, 2004.

3.1	Amended and Restated Certificate of Incorporation, dated April 28, 1998—Incorporated by reference to Exhibit 3(a) of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004.

3.2	Certificate of Amendment to Certificate of Incorporation, dated April 9, 1999—Incorporated by reference to Exhibit 3(a) of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1999.

3.3	Certificate of Amendment to Certificate of Incorporation, dated April 8, 2003—Incorporated by reference to Annex IV to the Schedule 14A dated March 10, 2003.

3.4	Bylaws of the Company, as amended through June 28, 2005—Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2005.

4.1	Indenture, dated as of December 31, 1997, between Lennar and Bank One Trust Company, N.A., as trustee—Incorporated by reference to Exhibit 4 of the Company’s Registration Statement on Form S-3, Registration No. 333-45527, filed with the Commission on February 3, 1998.

4.2	Second Supplemental Indenture, dated as of February 19, 1999, between Lennar and Bank One Trust Company, N.A., as trustee (relating to Lennar’s 7 5/8% Senior Notes due 2009)—Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, dated February 19, 1999.

4.3	Third Supplemental Indenture, dated May 3, 2000, between Lennar and Bank One Trust Company, N.A., as successor trustee (relating to Lennar’s 7 5/8% Senior Notes due 2009)—Incorporated by reference to Exhibit 4(d) of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2000.

4.4	Fifth Supplemental Indenture, dated April 4, 2001, between Lennar and Bank One Trust Company, N.A., as trustee (relating to Lennar’s Zero-Coupon Convertible Senior Subordinated Notes due 2021)—Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, dated April 4, 2001.

4.5	Sixth Supplemental Indenture, dated February 5, 2003, between Lennar and Bank One Trust Company, N.A., as trustee (relating to 5.950% Senior Notes due 2013)—Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, dated January 31, 2003.

4.6	Eighth Supplemental Indenture, dated January 21, 2005, between Lennar and J.P. Morgan Trust Company, N.A., as trustee (relating to Lennar’s Senior Floating-Rate Notes due 2009)—Incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-4, Registration No. 333-116975, filed with the Commission on June 29, 2004.

4.7	Indenture, dated August 12, 2004, between Lennar and J.P. Morgan Trust Company, N.A., as trustee (relating to Lennar’s 5.50% Senior Notes due 2014)—Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-4, Registration No. 333-121130, filed with the Commission on December 10, 2004.

4.8	Indenture, dated August 18, 2004, between Lennar and J.P. Morgan Trust Company, N.A., as trustee (relating to Lennar’s Senior Floating-Rate Notes due 2007)—Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-4, Registration No. 333-121132, filed with the Commission on December 10, 2004.

4.9	Indenture, dated April 28, 2005, between Lennar and J.P. Morgan Trust Company, N.A., as trustee (relating to Lennar’s 5.60% Senior Notes due 2015)—Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-4, Registration No. 333-127839, filed with the Commission on August 25, 2005.

4.10	Indenture, dated September 15, 2005, between Lennar and J.P. Morgan Trust Company, N.A., as trustee (relating to Lennar’s 5.125% Senior Notes due 2010)—Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-4, Registration No. 333-130923, filed with the Commission on January 9, 2006.

10.1*	Amended and Restated Lennar Corporation 1997 Stock Option Plan—Incorporated by reference to Exhibit 10(a) of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1997.

10.2*	Lennar Corporation 2000 Stock Option and Restricted Stock Plan—Incorporated by reference to Exhibit 10 of the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2001.

10.3*	Lennar Corporation 2003 Stock Option and Restricted Stock Plan—Incorporated by reference to Annex VI of the Company’s Proxy Statement on Schedule 14A dated March 10, 2003.

10.4*	Lennar Corporation 1991 Stock Option Plan—Incorporated by reference to Registration Statement No. 33-45442.

10.5*	Lennar Corporation Employee Stock Ownership Plan and Trust—Incorporated by reference to Registration Statement No. 2-89104.

10.6*	Amendment dated December 13, 1989 to Lennar Corporation Employee Stock Ownership Plan—Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended November 30, 1990.

10.7*	Lennar Corporation Employee Stock Ownership/401(k) Trust Agreement dated December 13, 1989—Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended November 30, 1990.

10.8*	Amendment dated April 18, 1990 to Lennar Corporation Employee Stock Ownership/401(k) Plan—Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended November 30, 1990.

10.9	First Amended and Restated Warehousing Credit and Security Agreement dated October 23, 2003, by and among Universal American Mortgage Company, LLC, Eagle Home Mortgage, Inc., Ameristar Financial Services, Inc., Universal American Mortgage Company of California, UAMC Asset Corp. II and Residential Funding Corporation—Incorporated by reference to Exhibit 10(k) to the Annual Report on Form 10-K for the fiscal year ended November 30, 2003.

10.10*	Lennar Corporation Nonqualified Deferred Compensation Plan—Incorporated by reference to Exhibit 10 of the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2002.

10.11	Credit Agreement, dated June 17, 2005 among Lennar and the lenders named therein—Incorporated by reference to Exhibit 10 of the Company’s Current Report on Form 8-K, dated June 17, 2005.

10.12	Parent Company Guarantee dated January 27, 2004 by Lennar Corporation and LNR Property Corporation in favor of Bank One, N.A., for the benefit of the lenders under the Credit Agreement referred to therein—Incorporated by reference to Exhibit 10(p) to the Annual Report on Form 10-K for the fiscal year ended November 30, 2003.

10.13	Loan Agreement dated May 23, 2003 between UAMC Capital, LLC and the lenders named therein—Incorporated by reference to Exhibit 10(q) to the Annual Report on Form 10-K for the fiscal year ended November 30, 2003.

10.14	Seventh Amendment to First Amended and Restated Warehousing Credit and Security Agreement dated as of November 22, 2004.

10.15*	Aircraft Time-Sharing Agreement, dated August 17, 2005, between U.S. Home Corporation and Stuart Miller—Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated August 17, 2005.

10.16*	Amendment No. 1 to Aircraft Time-Sharing Agreement, dated September 1, 2005, between U.S. Home Corporation and Stuart Miller.

10.17	Second Amended and Restated Warehousing Credit and Security Agreement dated April 21, 2005, by and among the Lender Parties named in the agreement and Residential Funding Corporation.

21	List of subsidiaries.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14a/15d-14(a) Certification of Stuart A. Miller.

31.2	Rule 13a-14a/15d-14(a) Certification of Bruce E. Gross.

32	Section 1350 Certifications of Stuart A. Miller and Bruce E. Gross.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LENNAR CORPORATION

/s/ STUART A. MILLER
Stuart A. Miller
President, Chief Executive Officer and Director
Date: February 7, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Principal Executive Officer:

Stuart A. Miller	/s/	STUART A. MILLER
President, Chief Executive Officer and Director	Date:	February 7, 2006

Principal Financial Officer:

Bruce E. Gross	/s/	BRUCE E. GROSS
Vice President and Chief Financial Officer	Date:	February 7, 2006

Principal Accounting Officer:

Diane J. Bessette	/s/	DIANE J. BESSETTE
Vice President and Controller	Date:	February 7, 2006

Directors:

Robert J. Strudler	/s/	ROBERT J. STRUDLER
Chairman of the Board	Date:	February 7, 2006

Irving Bolotin	/s/	IRVING BOLOTIN
	Date:	February 7, 2006

Steven L. Gerard	/s/	STEVEN L. GERARD
	Date:	February 7, 2006

R. Kirk Landon	/s/	R. KIRK LANDON
	Date:	February 7, 2006

Sidney Lapidus	/s/	SIDNEY LAPIDUS
	Date:	February 7, 2006

Hervé Ripault	/s/	HERVÉ RIPAULT
	Date:	February 7, 2006

Donna Shalala	/s/	DONNA SHALALA
	Date:	February 7, 2006

Jeffrey Sonnenfeld	/s/	JEFFREY SONNENFELD
	Date:	February 7, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Lennar Corporation

We have audited the consolidated financial statements of Lennar Corporation and subsidiaries (the “Company”) as of November 30, 2005 and 2004, and for each of the three years in the period ended November 30, 2005, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of November 30, 2005, and the effectiveness of the Company’s internal control over financial reporting as of November 30, 2005, and have issued our reports thereon dated February 7, 2006; such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15(a)2. The consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Miami, Florida

February 7, 2006

LENNAR CORPORATION AND SUBSIDIARIES

Schedule II—Valuation and Qualifying Accounts

Years Ended November 30, 2005, 2004 and 2003

		Additions
Description	Beginning balance	Charged to costs and expenses	Charged to other accounts	Deductions	Ending balance
	(In thousands)
Year ended November 30, 2005
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts and notes receivable	$1,784	1,803	—	(805)	2,782

Allowance for loan losses	$1,407	269	32	(528)	1,180

Year ended November 30, 2004
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts and notes receivable	$2,088	737	43	(1,084)	1,784

Allowance for loan losses	$3,090	51	149	(1,883)	1,407

Year ended November 30, 2003
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts and notes receivable	$3,166	1,858	13	(2,949)	2,088

Allowance for loan losses	$3,077	—	41	(28)	3,090

Deferred tax asset valuation allowance	$6,978	—	—	(6,978)	—

EXHIBIT INDEX

Exhibit No.	Description

10.14	Seventh Amendment to First Amended and Restated Warehousing Credit and Security Agreement dated as of November 22, 2004.

10.16	Amendment No. 1 to Aircraft Time-Sharing Agreement, dated September 1, 2005, between U.S. Home Corporation and Stuart Miller.

10.17	Second Amended and Restated Warehousing Credit and Security Agreement dated April 21, 2005, by and among the Lender Parties named in the agreement and Residential Funding Corporation.

21	List of subsidiaries.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14a/15d-14(a) Certification of Stuart A. Miller.

31.2	Rule 13a-14a/15d-14(a) Certification of Bruce E. Gross.

32	Section 1350 Certifications of Stuart A. Miller and Bruce E. Gross.