Form 10-Q
period 2006-02-28
LENNAR CORP /NEW/
filed 2006-04-10
CIK 920760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2006

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐    NO  ☑

Common stock outstanding as of March 31, 2006:

Class A	127,425,287
Class B	32,840,686

Part I. Financial Information

Item 1. Financial Statements

Lennar Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	February 28, 2006	November 30, 2005
ASSETS
Homebuilding:
Cash	$112,030	909,557
Restricted cash	26,255	22,681
Receivables, net	220,761	299,232
Inventories:
Finished homes and construction in progress	5,129,924	4,625,563
Land under development	3,473,743	2,867,463
Consolidated inventory not owned	392,912	370,505

Total inventories	8,996,579	7,863,531
Investments in unconsolidated entities	1,381,765	1,282,686
Goodwill	201,977	195,156
Other assets	214,816	266,747

	11,154,183	10,839,590
Financial services	1,529,060	1,701,635

Total assets	$12,683,243	12,541,225

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable	$798,121	876,830
Liabilities related to consolidated inventory not owned	304,326	306,445
Senior notes and other debts payable	3,125,172	2,592,772
Other liabilities	1,559,088	1,997,824

	5,786,707	5,773,871

Financial services	1,269,194	1,437,700

Total liabilities	7,055,901	7,211,571

Minority interest	72,542	78,243
Stockholders’ equity:
Preferred stock	—	—
Class A common stock of $0.10 par value per share, 131,623 shares issued at February 28, 2006	13,162	13,025
Class B common stock of $0.10 par value per share, 32,833 shares issued at February 28, 2006	3,283	3,278
Additional paid-in capital	1,546,906	1,486,988
Retained earnings	4,279,301	4,046,563
Deferred compensation plan; 414 Class A common shares and 41 Class B common shares at February 28, 2006	(3,817)	(4,047)
Deferred compensation liability	3,817	4,047
Treasury stock, at cost; 5,308 Class A common shares at February 28, 2006	(283,655)	(293,222)
Accumulated other comprehensive loss	(4,197)	(5,221)

Total stockholders’ equity	5,554,800	5,251,411

Total liabilities and stockholders’ equity	$12,683,243	12,541,225

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries

Condensed Consolidated Statements of Earnings

(In thousands, except per share amounts)

	Three Months Ended February 28,
	2006	2005
Revenues:
Homebuilding	$3,108,718	2,289,938
Financial services	131,941	115,793

Total revenues	3,240,659	2,405,731

Costs and expenses:
Homebuilding	2,711,056	1,995,975
Financial services	121,316	99,507
Corporate general and administrative	51,891	37,160

Total costs and expenses	2,884,263	2,132,642

Equity in earnings from unconsolidated entities	38,190	16,139
Management fees and other income, net	19,433	21,654
Minority interest expense, net	4,413	1,237

Earnings from continuing operations before provision for income taxes	409,606	309,645
Provision for income taxes	151,554	116,891

Earnings from continuing operations	258,052	192,754

Discontinued operations:
Earnings from discontinued operations before provision for income taxes	—	726
Provision for income taxes	—	274

Earnings from discontinued operations	—	452

Net earnings	$258,052	193,206

Basic earnings per share:
Earnings from continuing operations	$1.64	1.25
Earnings from discontinued operations	0.00	0.00

Net earnings	$1.64	1.25

Diluted earnings per share:
Earnings from continuing operations	$1.58	1.17
Earnings from discontinued operations	0.00	0.00

Net earnings	$1.58	1.17

Cash dividends per Class A common share	$0.16	0.1375

Cash dividends per Class B common share	$0.16	0.1375

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

	Three Months Ended February 28,
	2006	2005
Cash flows from operating activities:
Net earnings from continuing operations	$258,052	192,754
Adjustments to reconcile net earnings from continuing operations to net cash used in operating activities:
Depreciation and amortization	11,753	14,672
Amortization of discount on debt	2,400	4,610
Equity in earnings from unconsolidated entities	(38,190)	(16,139)
Distributions of earnings from unconsolidated entities	43,502	31,419
Minority interests	4,413	1,237
Share-based compensation	8,146	769
Tax benefits from share-based awards	3,976	14,391
Deferred income tax provision	60,646	5,776
Changes in assets and liabilities, net of effect from acquisitions:
Decrease in receivables	144,434	165,698
Increase in inventories	(1,117,227)	(530,550)
(Increase) decrease in other assets	3,817	(3,285)
Decrease in financial services loans held-for-sale	113,367	105,216
Decrease in accounts payable and other liabilities	(438,632)	(156,266)
Net earnings from discontinued operations	—	452
Adjustment to reconcile net earnings from discontinued operations to net cash used in operating activities	—	(164)

Net cash used in operating activities	(939,543)	(169,410)

Cash flows from investing activities:
Increase in restricted cash	(3,574)	(1,516)
Net additions to operating properties and equipment	(4,958)	(5,902)
Contributions to unconsolidated entities	(234,429)	(204,003)
Distributions of capital from unconsolidated entities	81,864	92,902
Decrease in financial services loans held-for-investment	12,078	359
Purchases of investment securities	(23,556)	(7,174)
Proceeds from investment securities	12,800	6,993
Acquisitions, net of cash acquired	(23,034)	(84,230)

Net cash used in investing activities	(182,809)	(202,571)

Cash flows from financing activities:
Net repayments under financial services debt	(174,562)	(273,493)
Net borrowings (repayments) under other debt	535,747	(54,604)
Net payments related to minority interests	(19,910)	(10,252)
Excess tax benefits from share-based awards	4,623	—
Common stock:
Issuances	22,825	23,808
Repurchases	(489)	(105,597)
Dividends	(25,314)	(21,340)

Net cash provided by (used in) financing activities	342,920	(441,478)

Net decrease in cash	(779,432)	(813,459)
Cash at beginning of period	1,059,343	1,415,815

Cash at end of period	$279,911	602,356

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows — (Continued)

(Dollars in thousands)

	Three Months Ended February 28,
	2006	2005
Summary of cash:
Homebuilding	$112,030	495,998
Financial services	167,881	106,358

	$279,911	602,356

Supplemental disclosures of non-cash investing and financing activities:
Conversion of 5.125% zero-coupon convertible senior subordinated notes to equity	$20,433	—
Land distributions from unconsolidated entities	$18,604	23,854
Purchases of inventory financed by sellers	$15,508	12,025

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(1) Basis of Presentation

Basis of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Lennar Corporation and all subsidiaries, partnerships and other entities in which Lennar Corporation has a controlling interest and variable interest entities (see Note 15) in which Lennar Corporation is deemed to be the primary beneficiary (the “Company”). The Company’s investments in both unconsolidated entities in which a significant, but less than controlling, interest is held and in variable interest entities in which the Company is not deemed to be the primary beneficiary, are accounted for by the equity method. All significant intercompany transactions and balances have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the November 30, 2005 consolidated financial statements in the Company’s Annual Report on Form 10-K for the year then ended. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the accompanying condensed consolidated financial statements have been made.

The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The condensed consolidated statement of earnings for the three months ended February 28, 2006 is not necessarily indicative of the results to be expected for the full year.

Reclassifications

Certain prior year amounts in the condensed consolidated financial statements have been reclassified to conform with the 2006 presentation. These reclassifications had no impact on reported net earnings.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Share-Based Payment

Prior to December 1, 2005, the Company accounted for stock option awards granted under the Company’s share-based payment plans in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related Interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”). Share-based employee compensation expense was not recognized in the

Company’s consolidated statements of earnings prior to December 1, 2005, as all stock option awards granted under the plans had an exercise price equal to or greater than the market value of the common stock on the date of the grant. Effective December 1, 2005, the Company adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”) using the modified-prospective-transition method. Under this transition method, compensation expense recognized during the three months ended February 28, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of December 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to December 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified-prospective-transition method, results for prior periods have not been restated. The adoption of SFAS 123R resulted in a charge to net earnings of $0.02 per share diluted for the three months ended February 28, 2006. See Note 13 for further detail on the impact of SFAS 123R to the Company’s condensed consolidated financial statements.

(2) Discontinued Operations

In May 2005, the Company sold North America Exchange Company (“NAEC”), a subsidiary of Financial Services’ title company. NAEC’s revenues for the three months ended February 28, 2005 were $1.6 million.

(3) Operating and Reporting Segments

The Company has two operating and reporting segments: Homebuilding and Financial Services. The Company’s reportable operating segments are strategic business units that offer different products and services. Segment amounts include all elimination adjustments made in consolidation.

Homebuilding

The Homebuilding segment’s operations primarily include the sale and construction of single-family attached and detached homes, and to a lesser extent, condominiums, as well as the purchase, development and sale of residential land directly and through the Company’s unconsolidated entities. At February 28, 2006, the Company had homebuilding divisions located in the following states: Arizona, California, Colorado, Delaware, Florida, Illinois, Maryland, Minnesota, Nevada, New Jersey, New York, North Carolina, South Carolina, Texas and Virginia.

Financial Services

The Financial Services segment provides mortgage financing, title insurance, closing services and insurance agency services for both buyers of the Company’s homes and others. Substantially all of the loans it originates are sold in the secondary mortgage market on a servicing released, non-recourse basis. The Financial Services segment also provides high-speed Internet and cable television services to residents of the Company’s communities and others. At February 28, 2006, the Company’s Financial Services divisions operated generally in the same markets as the Company’s Homebuilding divisions, as well as other states.

Financial information relating to the Company’s reportable segments was as follows:

	Three Months Ended February 28,
(In thousands)	2006	2005
Homebuilding revenues:
Sales of homes	$2,920,695	2,214,579
Sales of land	188,023	75,359

Total homebuilding revenues	3,108,718	2,289,938

Homebuilding costs and expenses:
Cost of homes sold	2,192,772	1,670,136
Cost of land sold	138,919	51,874
Selling, general and administrative	379,365	273,965

Total homebuilding costs and expenses	2,711,056	1,995,975

Equity in earnings from unconsolidated entities	38,190	16,139
Management fees and other income, net	19,433	21,654
Minority interest expense, net	4,413	1,237

Homebuilding operating earnings	$450,872	330,519

Financial services revenues	$131,941	115,793
Financial services costs and expenses	121,316	99,507

Financial services operating earnings	$10,625	16,286

Total segment operating earnings	$461,497	346,805
Corporate general and administrative expenses	51,891	37,160

Earnings from continuing operations before provision for income taxes	$409,606	309,645

During the three months ended February 28, 2006 and 2005, interest included in the Homebuilding segment’s cost of homes sold was $38.4 million and $30.5 million, respectively, and interest included in the Homebuilding segment’s cost of land sold was $0.7 million and $0.4 million, respectively. During the three months ended February 28, 2006 and 2005, all other interest related to the Homebuilding segment, totaling $5.8 million and $0.2 million, respectively, was included in management fees and other income, net.

At February 28, 2006 and November 30, 2005, the Homebuilding segment’s goodwill was $202.0 million and $195.2 million, respectively.

(4) Investments in Unconsolidated Entities

Summarized condensed financial information on a combined 100% basis related to unconsolidated entities in which the Company has investments that are accounted for by the equity method was as follows:

(In thousands)	February 28, 2006	November 30, 2005
Assets:
Cash	$325,114	334,530
Inventories	8,060,881	7,615,489
Other assets	871,419	875,741

	$9,257,414	8,825,760

Liabilities and equity:
Accounts payable and other liabilities	$945,614	1,004,940
Notes and mortgages payable	4,705,510	4,486,271
Equity of:
The Company	1,381,765	1,282,686
Others	2,224,525	2,051,863

	$9,257,414	8,825,760

In some instances, the Company and/or its partners have provided guarantees on debt of certain unconsolidated entities generally on a pro rata basis and to a lesser extent on a joint and several basis. At February 28, 2006, the Company had repayment guarantees of $133.7 million and limited maintenance guarantees of $614.1 million related to unconsolidated entity debt. As of February 28, 2006, the fair market value of the repayment guarantees was insignificant. When the Company and/or its partners provide guarantees, the unconsolidated entity generally receives more favorable terms from its lenders than would otherwise be available to it. The limited maintenance guarantees only apply if an unconsolidated entity defaults on its loan arrangements and the value of the collateral (generally land and improvements) is less than a specified percentage of the loan balance. If the Company is required to make a payment under a limited maintenance guarantee to bring the value of the collateral above the specified percentage of the loan balance, the payment would constitute a capital contribution or loan to the unconsolidated entity and increase the Company’s share of any funds the unconsolidated entity distributes. At February 28, 2006, there were no assets held as collateral that, upon the occurrence of any triggering event or condition under a guarantee, the Company could obtain and liquidate to recover all or a portion of the amounts to be paid under a guarantee.

(5) Earnings Per Share

Basic earnings per share is computed by dividing net earnings attributable to common stockholders by the weighted average number of common stock outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Basic and diluted earnings per share were calculated as follows:

	Three Months Ended February 28,
(Dollars in thousands, except per share amounts)	2006	2005
Numerator – Basic earnings per share:
Earnings from continuing operations	$258,052	192,754
Earnings from discontinued operations	—	452

Numerator for basic earnings per share – net earnings	$258,052	193,206

Numerator – Diluted earnings per share:
Earnings from continuing operations	$258,052	192,754
Interest on 5.125% zero-coupon convertible senior subordinated notes due 2021, net of tax	1,188	2,199

Numerator for diluted earnings per share from continuing operations	259,240	194,953
Numerator for diluted earnings per share from discontinued operations	—	452

Numerator for diluted earnings per share – net earnings	$259,240	195,405

Denominator:
Denominator for basic earnings per share – weighted average shares	157,826	155,144
Effect of dilutive securities:
Employee stock options and restricted stock	2,371	2,744
5.125% zero-coupon convertible senior subordinated notes due 2021	4,357	8,969

Denominator for diluted earnings per share	164,554	166,857

Basic earnings per share:
Earnings from continuing operations	$1.64	1.25
Earnings from discontinued operations	0.00	0.00

Net earnings	$1.64	1.25

Diluted earnings per share:
Earnings from continuing operations	$1.58	1.17
Earnings from discontinued operations	0.00	0.00

Net earnings	$1.58	1.17

Options to purchase 1.6 million and 1.2 million shares of Class A common stock were outstanding and anti-dilutive at February 28, 2006 and 2005, respectively.

During the three months ended February 28, 2006, $45.0 million face value of 5.125% zero-coupon convertible senior subordinated notes due 2021 (the “Convertible Notes”) were converted to 0.6 million shares of the Company’s Class A common stock. The weighted average of these shares is included in the calculation of basic earnings per share for the three months ended February 28, 2006. The calculation of diluted earnings per share included 4.4 million shares for the three months ended February 28, 2006, compared to 9.0 million shares for the three months ended February 28, 2005 related to the dilutive effect of non-converted Convertible Notes. In March 2006, the Company notified the holders of its Convertible Notes that it would redeem all of the outstanding Convertible Notes on April 4, 2006. By April 4, 2006, substantially all of the Convertible Notes were converted by the noteholders into 4.2 million Class A common shares. Convertible Notes not converted by the noteholders by April 4, 2006 were not material and redeemed by the Company on that date.

(6) Financial Services

The assets and liabilities related to the Company’s financial services operations were as follows:

(In thousands)	February 28, 2006	November 30, 2005
Assets:
Cash	$167,881	149,786
Receivables, net	418,377	675,877
Loans held-for-sale, net	449,179	562,510
Loans held-for-investment, net	330,257	147,459
Investments held-to-maturity	43,124	32,146
Goodwill	57,988	57,988
Other	62,254	75,869

	$1,529,060	1,701,635

Liabilities:
Notes and other debts payable	$1,095,220	1,269,782
Other	173,974	167,918

	$1,269,194	1,437,700

At February 28, 2006, the Financial Services segment had warehouse lines of credit totaling $1.1 billion to fund its mortgage loan activities. Borrowings under the facilities were $1.0 billion at February 28, 2006. The warehouse lines of credit mature in August 2006 ($500 million) and in April 2007 ($600 million), at which time the Company expects the facilities to be renewed. At February 28, 2006, Financial Services had advances under a conduit funding agreement with a major financial institution amounting to $22.2 million. Financial Services also had a $25 million revolving line of credit with a bank that matures in August 2006, at which time the Company expects the line of credit to be renewed. Borrowings under the line of credit were $23.8 million at February 28, 2006.

(7) Cash

Cash as of February 28, 2006 consisted of cash held in escrow for approximately three days. Cash as of November 30, 2005, included $193.6 million of cash held in escrow for approximately three days.

(8) Restricted Cash

Restricted cash consists of customer deposits on home sales held in restricted accounts until title transfers to the homebuyer, as required by the state and local governments in which the homes were sold.

(9) Other Liabilities

(In thousands)	February 28, 2006	November 30, 2005
Accrued compensation	$371,681	396,614
Income taxes currently payable	86,761	463,588
Other	1,100,646	1,137,622

	$1,559,088	1,997,824

(10) Debt

In January 2006, the Company increased its unsecured credit facility (the “Credit Facility”) to $2.2 billion, by accessing the Credit Facility’s accordion feature. In March 2006, the Company amended certain terms of the Credit Facility to provide that proceeds from the Credit Facility may be used to repay amounts outstanding under the commercial paper program, which is described below. The Credit Facility is guaranteed by substantially all of the Company’s subsidiaries other than finance company subsidiaries (which include mortgage and title insurance subsidiaries). Interest rates on outstanding borrowings are LIBOR-based, with margins determined based on changes in the Company’s leverage ratio and credit ratings, or an alternate base rate, as described in the credit agreement. At February 28, 2006, the Company had $500.0 million outstanding under the Credit Facility.

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

At February 28, 2006, the Company had letters of credit outstanding in the amount of $1.3 billion, which includes $196.3 million outstanding under the LC Facility. The majority of these letters of credit are posted with regulatory bodies to guarantee the Company’s performance of certain development and construction activities or are posted in lieu of cash deposits on option contracts. Of the Company’s total letters of credit outstanding, $348.9 million were collateralized against certain borrowings available under the Credit Facility.

In March 2006, the Company initiated a commercial paper program (the “Program”) under which the Company may, from time-to-time, issue short-term unsecured notes in an aggregate amount not to exceed $2.0 billion. Issuances under the Program will be guaranteed by all of the Company’s wholly-owned subsidiaries that are also guarantors of its Credit Facility.

In March 2006, the Company notified the holders of its Convertible Notes that it would redeem all of the outstanding Convertible Notes on April 4, 2006. The redemption price was $468.10 per $1,000 principal amount at maturity, which represented the original issue price plus accrued original issue discount to the redemption date. The Convertible Notes were convertible at a rate of 14.2 shares of the Company’s Class A common stock per $1,000 principal amount at maturity. As of February 28, 2006, the aggregate principal amount at maturity of the Convertible Notes outstanding was $299.0 million. By April 4, 2006, substantially all of the Convertible Notes were converted by the noteholders into 4.2 million Class A common shares. Convertible Notes not converted by the noteholders by April 4, 2006 were not material and redeemed by the Company on that date.

(11) Product Warranty

Warranty and similar reserves for homes are established at an amount estimated to be adequate to cover potential costs for materials and labor with regard to warranty-type claims expected to be incurred subsequent to the delivery of a home. Reserves are determined based on historical data and trends with respect to similar product types and geographical areas. Warranty reserves are included in other liabilities in the accompanying condensed consolidated balance sheets. The activity in the Company’s warranty reserve was as follows:

	Three Months Ended February 28,
(In thousands)	2006	2005
Warranty reserve, beginning of period	$144,916	116,826
Provision	39,589	33,007
Payments	(44,701)	(35,309)

Warranty reserve, end of period	$139,804	114,524

(12) Stockholders’ Equity

In June 2001, the Company’s Board of Directors authorized a stock repurchase program to permit the purchase of up to 20 million shares of the Company’s outstanding common stock. The Company did not repurchase any shares of its outstanding Class A common stock under the stock repurchase program during the three months ended February 28, 2006, compared to 1.9 million shares repurchased during the three months ended February 28, 2005 for an aggregate purchase price of $105.3 million, or $54.39 per share. As of February 28, 2006, 12.4 million common shares can be repurchased in the future under the program.

At February 28, 2006, the Company had a shelf registration statement effective under the Securities Act of 1933, as amended, under which the Company could sell to the public up to $1.0 billion of debt securities, common stock, preferred stock or other securities. At February 28, 2006, the Company had another shelf registration statement effective under the Securities Act of 1933, as amended, under which the Company could issue up to $400 million of equity or debt securities in connection with acquisitions of companies or interests in companies, businesses or assets.

(13) Share-Based Payment

The Company has share-based awards outstanding under four different plans as follows:

The Lennar Corporation 2003 Stock Option and Restricted Stock Plan (the “2003 Plan”) provides for the granting of Class A and Class B stock options and stock appreciation rights and awards of restricted common stock (“nonvested shares”) to key officers, employees and directors. The exercise prices of stock options and stock appreciation rights may not be less than the market value of the common stock on the date of the grant. No options granted under the 2003 Plan may be exercisable until at least six months after the date of the grant. Thereafter, exercises are permitted in installments determined when options are granted. Each stock option and stock appreciation right will expire on a date determined at the time of the grant, but not more than ten years after the date of the grant.

The Lennar Corporation 2000 Stock Option and Restricted Stock Plan (the “2000 Plan”) provided for the granting of Class A stock options and stock appreciation rights and awards of nonvested shares to key officers, employees and directors. No options granted under the 2000 Plan may be exercisable until at least six months after the date of the grant. Thereafter, exercises are permitted in installments determined when options are granted. Each stock option and stock appreciation right will expire on a date determined at the time of the grant, but not more than ten years after the date of the grant.

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

Prior to December 1, 2005, the Company accounted for stock option awards granted under the plans in accordance with the recognition and measurement provisions of APB 25 and related Interpretations, as permitted by SFAS 123. Share-based employee compensation expense was not recognized in the Company’s consolidated statements of earnings prior to December 1, 2005, as all stock option awards granted under the plans had an exercise price equal to or greater than the market value of the common stock on the date of the grant. Effective December 1, 2005, the Company adopted the provisions of SFAS 123R using the modified-prospective-transition method. Under this transition method, compensation expense recognized during the three months ended February 28, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of December 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to December 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified-prospective-transition method, results for prior periods have not been restated.

As a result of adopting SFAS 123R, the charge to earnings from continuing operations before provision for income taxes and net earnings for the three months ended February 28, 2006 was $5.6 million and $3.9 million, respectively. The impact of adopting SFAS 123R on both basic and diluted earnings per share for the three months ended February 28, 2006 was $0.02 per share.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits related to deductions resulting from the exercise of stock options as operating activities in the consolidated statements of cash flows. SFAS 123R requires that cash flows resulting from tax benefits related to tax deductions in excess of the compensation expense recognized for those options (excess tax benefits) be classified as financing cash flows. As a result, the Company classified $4.6 million of excess tax benefits as financing cash inflows for the three months ended February 28, 2006.

The following table illustrates the effect on net earnings and earnings per share for the three months ended February 28, 2005, if the Company had applied the fair market value recognition provisions of SFAS 123, as amended by SFAS No. 148, Accounting for Stock-Based

Compensation-Transition and Disclosure, to options granted under the Company’s share-based payment plans. For purposes of this pro forma disclosure, the value of the stock options is estimated using a Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods.

(In thousands, except per share amounts)	Three Months Ended February 28, 2005
Net earnings, as reported	$193,206
Add: Total stock-based employee compensation expense included in reported net earnings, net of tax	478
Deduct: Total stock-based employee compensation expense determined under fair market value based method for all awards, net of tax	(3,497)

Pro forma net earnings	$190,187

Earnings per share:
Basic—as reported	$1.25

Basic—pro forma	$1.23

Diluted—as reported	$1.17

Diluted—pro forma	$1.15

Compensation expense related to the Company’s share-based awards during the three months ended February 28, 2006 was $8.1 million, of which $5.6 million related to stock options resulting from the adoption of SFAS 123R and $2.5 million related to nonvested shares. During the three months ended February 28, 2005, compensation expense related to the Company’s share-based awards was $0.8 million, which primarily related to nonvested shares. The total income tax benefit recognized in the condensed consolidated statement of earnings for share-based awards during the three months ended February 28, 2006 was $2.6 million, of which $1.7 million related to stock options resulting from the adoption of SFAS 123R and $1.0 million related to nonvested shares. During the three months ended February 28, 2005, the income tax benefit recognized in the condensed consolidated statement of earnings for share-based awards was $0.3 million, all of which related to nonvested shares.

Cash received from stock options exercised during the three months ended February 28, 2006 and 2005 was $22.8 million and $23.8 million, respectively. The tax deductions related to stock options exercised during the three months ended February 28, 2006 and 2005 totaled $8.1 million and $14.0 million, respectively.

The fair value of each of the Company’s stock option awards is estimated on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the table below. The fair value of the Company’s stock option awards, which are subject to graded vesting, is expensed on a straight-line basis over the vesting life of the stock options. Expected volatility is based on an average of (1) historical volatility of the Company’s stock and (2) implied volatility from traded options on the Company’s stock. The risk-free rate for periods within the contractual life of the stock option award is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the stock option award is granted with a maturity equal to the expected term of the stock option award granted. The Company uses historical data to estimate stock option exercises and forfeitures within its valuation model. The expected term of stock option awards granted is derived from historical exercise experience under the Company’s share-based payment plans and represents the period of time that stock option awards granted are expected to be outstanding.

The significant weighted average assumptions relating to the valuation of the Company’s stock options for the three months ended February 28, 2006 and 2005 were as follows:

	2006	2005
Dividend yield	1.1%	1.0%
Volatility rate	31% - 34%	31% - 34%
Risk-free interest rate	4.1% - 4.4%	4.4% - 4.6%
Expected option life (years)	2.0 - 5.0	2.0 - 5.0

A summary of the Company’s stock option activity for the three months ended February 28, 2006 was as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding at November 30, 2005	7,159,548	$35.92
Grants	1,555,600	$62.70
Forfeited or expired	(165,253)	$37.11
Exercises	(786,998)	$29.08

Outstanding at February 28, 2006	7,762,897	$41.97	3.3 years	$142,293

Vested and expected to vest in the future at February 28, 2006	6,953,897	$40.94	3.3 years	$134,588

Exercisable at February 28, 2006	2,363,818	$29.50	3.0 years	$71,052

Available for grant at February 28, 2006	3,958,322

The weighted average grant date fair value of options granted during the three months ended February 28, 2006 and 2005 was $17.64 and $15.90, respectively. The total intrinsic value of options exercised during the three months ended February 28, 2006 and 2005 was $25.4 million and $38.6 million, respectively.

The fair value of nonvested shares is determined based on the average trading price of the Company’s common stock on the grant date. The weighted average grant date fair value of nonvested shares granted during the three months ended February 28, 2006 was $63.06. There were no nonvested shares granted during the three months ended February 28, 2005. A summary of the Company’s nonvested shares activity for the three months ended February 28, 2006 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at November 30, 2005	724,000	$61.65
Grants	5,000	$63.06
Vested	—	$—
Forfeited	(20,000)	$63.32

Nonvested at February 28, 2006	709,000	$61.62

At February 28, 2006, there was $93.7 million of unrecognized compensation expense related to unvested share-based awards granted under the Company’s share-based payment plans, of which $57.8 million relates to stock options and $35.9 million relates to nonvested shares. That expense is expected to be recognized over a weighted-average period of 3.5 years. There were no nonvested shares that vested during the three months ended February 28, 2006 and 2005. The tax deductions related to nonvested share activity during the three months ended February 28, 2006 and 2005, totaled $0.5 million and $0.4 million, respectively.

(14) Comprehensive Income

Comprehensive income represents changes in stockholders’ equity from non-owner sources. The components of comprehensive income were as follows:

	Three Months Ended February 28,
(Dollars in thousands)	2006	2005
Net earnings	$258,052	193,206
Unrealized gains arising during period on interest rate swaps, net of 37.00% and 37.75% tax effect, respectively, in 2006 and 2005	1,020	3,234
Unrealized gains arising during period on available-for-sale investment securities, net of 37.00% and 37.75% tax effect, respectively, in 2006 and 2005	4	66

Comprehensive income	$259,076	196,506

(15) Consolidation of Variable Interest Entities

The Company follows Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R) (“FIN 46R”), which requires the consolidation of certain entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.

Unconsolidated Entities

At February 28, 2006, the Company had investments in and advances to unconsolidated entities established to acquire and develop land for sale to the Company in connection with its homebuilding operations, for sale to third parties or for the construction of homes for sale to third-party homebuyers. The Company evaluated all agreements under FIN 46R. During the three months ended February 28, 2006, the Company consolidated entities under FIN 46R that at February 28, 2006 had total combined assets and liabilities of $181.8 million and $6.7 million, respectively.

At February 28, 2006, the Company’s recorded investment in unconsolidated entities was $1.4 billion. The Company’s estimated maximum exposure to loss with regard to unconsolidated entities was its recorded investments in these entities in addition to the exposure under the guarantees discussed in Note 4.

Option Contracts

The Company evaluated all option contracts for land and determined it was the primary beneficiary of certain of these option contracts. Although the Company does not have legal title to the optioned land, under FIN 46R, the Company, if it is deemed to be the primary beneficiary, is required to consolidate the land under option at the purchase price of the optioned land. During the three months ended February 28, 2006, the effect of the consolidation of these option contracts was an increase of $164.9 million to consolidated inventory not owned with a corresponding increase to liabilities related to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of February 28, 2006. This increase was offset primarily by the Company exercising its options to acquire land under certain contracts previously consolidated under FIN 46R, resulting in a net increase in consolidated inventory not owned of $22.4 million. To reflect the purchase price of the inventory consolidated under FIN 46R, the Company reclassified $47.8 million of related option deposits from land under development to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of February 28, 2006. The liabilities related to consolidated inventory not owned represent the difference between the purchase price of the optioned land and the Company’s cash deposits.

At February 28, 2006, the Company’s exposure to loss related to its option contracts with third parties and unconsolidated entities represented its non-refundable option deposits and advanced costs totaling $816.4 million. Additionally, the Company posts letters of credit in lieu of cash deposits under certain option contracts.

(16) New Accounting Pronouncements

In December 2004, the FASB issued Staff Position 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (“FSP 109-1”). The American Jobs Creation Act, which was signed into law in October 2004, provides a tax deduction on qualified domestic production activities. When fully phased-in, the deduction will be up to 9% of the lesser of “qualified production activities income” or taxable income. Based on the guidance provided by FSP 109-1, this deduction should be accounted for as a special deduction under SFAS No. 109, Accounting for Income Taxes, and will reduce tax expense in the period or periods that the amounts are deductible on the tax return. FSP 109-1 was effective December 21, 2004. The tax benefit resulting from the new deduction was effective beginning in the Company’s first quarter of fiscal year 2006 and is reflected in the effective income tax rate of 37.00% for the three months ended February 28, 2006, reduced from 37.75% for the three months ended February 28, 2005. The Company is continuing to evaluate the impact of this law on its future financial statements and currently estimates the fiscal 2006 reduction in its federal income tax rate from fiscal 2005 to be approximately 75 basis points.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154, which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, changes the requirements for the accounting and reporting of a change in an accounting principle. The statement requires retrospective application of changes in an accounting principle to prior periods’ financial statements unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 (the Company’s fiscal year beginning December 1, 2006). The adoption of SFAS 154 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

(17) Supplemental Financial Information

The Company’s obligations to pay principal, premium, if any, and interest under the Credit Facility, senior floating-rate notes due 2007, senior floating-rate notes due 2009, 7 5/8% senior notes due 2009, 5.125% senior notes due 2010, 5.95% senior notes due 2013, 5.50% senior notes due 2014 and 5.60% senior notes due 2015 are guaranteed by substantially all of the Company’s subsidiaries other than finance company subsidiaries. The guarantees are full and unconditional and the guarantor subsidiaries are 100% directly or indirectly owned by Lennar Corporation. The Company has determined that separate, full financial statements of the guarantors would not be material to investors and, accordingly, supplemental financial information for the guarantors is presented as follows:

Condensed Consolidating Balance Sheet

February 28, 2006

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Homebuilding:
Cash, restricted cash and receivables, net	$4,213	332,269	22,564	—	359,046
Inventories	—	8,768,090	228,489	—	8,996,579
Investments in unconsolidated entities	—	1,381,765	—	—	1,381,765
Goodwill	—	201,977	—	—	201,977
Other assets	87,066	93,010	34,740	—	214,816
Investments in subsidiaries	7,537,145	500,421	—	(8,037,566)	—

	7,628,424	11,277,532	285,793	(8,037,566)	11,154,183
Financial services	—	393,695	1,135,365	—	1,529,060

Total assets	$7,628,424	11,671,227	1,421,158	(8,037,566)	12,683,243

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable and other liabilities	$780,723	1,535,557	40,929	—	2,357,209
Liabilities related to consolidated inventory not owned	—	304,326	—	—	304,326
Senior notes and other debts payable	2,944,839	164,996	15,337	—	3,125,172
Intercompany	(1,651,938)	2,120,228	(468,290)	—	—

	2,073,624	4,125,107	(412,024)	—	5,786,707
Financial services	—	8,975	1,260,219	—	1,269,194

Total liabilities	2,073,624	4,134,082	848,195	—	7,055,901
Minority interest	—	—	72,542	—	72,542
Stockholders’ equity	5,554,800	7,537,145	500,421	(8,037,566)	5,554,800

Total liabilities and stockholders’ equity	$7,628,424	11,671,227	1,421,158	(8,037,566)	12,683,243

(17) Supplemental Financial Information – (Continued)

Condensed Consolidating Balance Sheet

November 30, 2005

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Homebuilding:
Cash, restricted cash and receivables, net	$401,467	816,971	13,032	—	1,231,470
Inventories	—	7,619,470	244,061	—	7,863,531
Investments in unconsolidated entities	—	1,282,686	—	—	1,282,686
Goodwill	—	195,156	—	—	195,156
Other assets	80,838	121,354	64,555	—	266,747
Investments in subsidiaries	7,150,775	500,342	—	(7,651,117)	—

	7,633,080	10,535,979	321,648	(7,651,117)	10,839,590
Financial services	—	29,341	1,672,294	—	1,701,635

Total assets	$7,633,080	10,565,320	1,993,942	(7,651,117)	12,541,225

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable and other liabilities	$1,026,281	1,783,582	64,791	—	2,874,654
Liabilities related to consolidated inventory not owned	—	306,445	—	—	306,445
Senior notes and other debts payable	2,328,016	250,642	14,114	—	2,592,772
Intercompany	(972,628)	1,066,147	(93,519)	—	—

	2,381,669	3,406,816	(14,614)	—	5,773,871
Financial services	—	7,729	1,429,971	—	1,437,700

Total liabilities	2,381,669	3,414,545	1,415,357	—	7,211,571
Minority interest	—	—	78,243	—	78,243
Stockholders’ equity	5,251,411	7,150,775	500,342	(7,651,117)	5,251,411

Total liabilities and stockholders’ equity	$7,633,080	10,565,320	1,993,942	(7,651,117)	12,541,225

(17) Supplemental Financial Information – (Continued)

Condensed Consolidating Statement of Earnings

Three Months Ended February 28, 2006

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Homebuilding	$—	3,024,603	84,115	—	3,108,718
Financial services	—	3,711	141,820	(13,590)	131,941

Total revenues	—	3,028,314	225,935	(13,590)	3,240,659

Costs and expenses:
Homebuilding	—	2,635,077	77,233	(1,254)	2,711,056
Financial services	—	3,598	130,080	(12,362)	121,316
Corporate general and administrative	51,891	—	—	—	51,891

Total costs and expenses	51,891	2,638,675	207,313	(13,616)	2,884,263

Equity in earnings from unconsolidated entities	—	38,190	—	—	38,190
Management fees and other income, net	26	17,345	2,088	(26)	19,433
Minority interest expense, net	—	—	4,413	—	4,413

Earnings (loss) from continuing operations before provision (benefit) for income taxes	(51,865)	445,174	16,297	—	409,606
Provision (benefit) for income taxes	(19,189)	164,714	6,029	—	151,554

Earnings (loss) from continuing operations	(32,676)	280,460	10,268	—	258,052
Equity in earnings from subsidiaries	290,728	10,268	—	(300,996)	—

Net earnings	$258,052	290,728	10,268	(300,996)	258,052

Condensed Consolidating Statement of Earnings

Three Months Ended February 28, 2005

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Homebuilding	$—	2,210,331	79,607	—	2,289,938
Financial services	—	1,545	121,103	(6,855)	115,793

Total revenues	—	2,211,876	200,710	(6,855)	2,405,731

Costs and expenses:
Homebuilding	—	1,932,100	64,543	(668)	1,995,975
Financial services	—	2,549	103,145	(6,187)	99,507
Corporate general and administrative	37,160	—	—	—	37,160

Total costs and expenses	37,160	1,934,649	167,688	(6,855)	2,132,642

Equity in earnings from unconsolidated entities	—	16,139	—	—	16,139
Management fees and other income, net	—	21,591	63	—	21,654
Minority interest expense, net	—	—	1,237	—	1,237

Earnings (loss) from continuing operations before provision (benefit) for income taxes	(37,160)	314,957	31,848	—	309,645
Provision (benefit) for income taxes	(14,026)	118,896	12,021	—	116,891

Earnings (loss) from continuing operations	(23,134)	196,061	19,827	—	192,754
Earnings from discontinued operations, net of tax	—	—	452	—	452
Equity in earnings from subsidiaries	216,340	20,279	—	(236,619)	—

Net earnings	$193,206	216,340	20,279	(236,619)	193,206

(17) Supplemental Financial Information – (Continued)

Condensed Consolidating Statement of Cash Flows

Three Months Ended February 28, 2006

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net earnings from continuing operations	$258,052	290,728	10,268	(300,996)	258,052
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities	(492,997)	(1,424,808)	419,214	300,996	(1,197,595)

Net cash provided by (used in) operating activities	(234,945)	(1,134,080)	429,482	—	(939,543)

Cash flows from investing activities:
Increase in investments in unconsolidated entities, net	—	(152,565)	—	—	(152,565)
Acquisitions, net of cash acquired	—	(23,034)	—	—	(23,034)
Other	(741)	(6,149)	(320)	—	(7,210)

Net cash used in investing activities	(741)	(181,748)	(320)	—	(182,809)

Cash flows from financing activities:
Net repayments under financial services debt	—	—	(174,562)	—	(174,562)
Net borrowings (repayments) under other debt	637,000	(91,562)	(9,691)	—	535,747
Net payments related to minority interests	—	—	(19,910)	—	(19,910)
Excess tax benefits from share-based awards	4,623	—	—	—	4,623
Common stock:
Issuances	22,825	—	—	—	22,825
Repurchases	(489)	—	—	—	(489)
Dividends	(25,314)	—	—	—	(25,314)
Intercompany	(804,426)	1,004,555	(200,129)	—	—

Net cash provided by (used in) financing activities	(165,781)	912,993	(404,292)	—	342,920

Net increase (decrease) in cash	(401,467)	(402,835)	24,870	—	(779,432)
Cash at beginning of period	401,467	495,081	162,795	—	1,059,343

Cash at end of period	$—	92,246	187,665	—	279,911

(17) Supplemental Financial Information – (Continued)

Condensed Consolidating Statement of Cash Flows

Three Months Ended February 28, 2005

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net earnings from continuing operations	$193,206	216,340	19,827	(236,619)	192,754
Net earnings from discontinued operations	—	—	452	—	452
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities	(340,787)	(566,899)	287,907	257,163	(362,616)

Net cash provided by (used in) operating activities	(147,581)	(350,559)	308,186	20,544	(169,410)

Cash flows from investing activities:
Increase in investments in unconsolidated entities, net	—	(111,101)	—	—	(111,101)
Acquisitions, net of cash acquired	—	(84,279)	49	—	(84,230)
Other	(2,087)	(4,183)	(970)	—	(7,240)

Net cash used in investing activities	(2,087)	(199,563)	(921)	—	(202,571)

Cash flows from financing activities:
Net repayments under financial services debt	—	—	(273,493)	—	(273,493)
Net repayments under other debt	—	(26,217)	(7,843)	(20,544)	(54,604)
Net payments related to minority interests	—	—	(10,252)	—	(10,252)
Common stock:
Issuances	23,808	—	—	—	23,808
Repurchases	(105,597)	—	—	—	(105,597)
Dividends	(21,340)	—	—	—	(21,340)
Intercompany	(506,675)	533,840	(27,165)	—	—

Net cash provided by (used in) financing activities	(609,804)	507,623	(318,753)	(20,544)	(441,478)

Net decrease in cash	(759,472)	(42,499)	(11,488)	—	(813,459)

Cash at beginning of period	1,111,944	143,180	160,691	—	1,415,815

Cash at end of period	$352,472	100,681	149,203	—	602,356

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and accompanying notes included under Item 1 of this document and our audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for our fiscal year ended November 30, 2005.

Some of the statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Quarterly Report on Form 10-Q, are “forward-looking statements,” as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding our business, financial condition, results of operations, cash flows, strategies and prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those described under the caption “Risk Factors Relating to Our Business” included in Item 1A of our Annual Report on Form 10-K for our fiscal year ended November 30, 2005 and in our other filings with the Securities and Exchange Commission. We do not undertake any obligation to update forward-looking statements.

Outlook

In fiscal 2006, we are focused on maintaining a sales pace that supports our current and planned inventory levels, and we believe that our intense focus on asset management and our homebuilding manufacturing process will set the foundation to achieve a more evenflow production of home deliveries.

Our strong balance sheet liquidity positions us well for opportunities, as we focus primarily on growing our company organically. However, we remain opportunistic towards the acquisition of small and possibly large homebuilders. In addition to maintaining a strong balance sheet and growing bottom-line profitability, we remain focused on achieving strong returns on capital by managing our land portfolio and controlling additional homesites through options and strategic joint ventures.

(1) Results of Operations

Overview

We historically have experienced, and expect to continue to experience, variability in quarterly results. Our results of operations for the three months ended February 28, 2006 are not necessarily indicative of the results to be expected for the full year.

Earnings from continuing operations were $258.1 million, or $1.58 per share diluted ($1.64 per share basic), in the first quarter of 2006, compared to $192.8 million, or $1.17 per share diluted ($1.25 per share basic), in the first quarter of 2005.

Homebuilding

The following tables set forth selected financial and operational information related to our Homebuilding Segment for the periods indicated:

Selected Financial and Operational Data

	Three Months Ended February 28,
(Dollars in thousands, except average sales price)	2006	2005
Revenues:
Sales of homes	$2,920,695	2,214,579
Sales of land	188,023	75,359

Total revenues	3,108,718	2,289,938

Costs and expenses:
Cost of homes sold	2,192,772	1,670,136
Cost of land sold	138,919	51,874
Selling, general and administrative	379,365	273,965

Total costs and expenses	2,711,056	1,995,975

Equity in earnings from unconsolidated entities	38,190	16,139
Management fees and other income, net	19,433	21,654
Minority interest expense, net	4,413	1,237

Operating earnings	$450,872	330,519

Gross margin on home sales	24.9%	24.6%
Selling, general and administrative expenses as a % of revenues from home sales	13.0%	12.4%

Operating margin as a % of revenues from home sales	11.9%	12.2%

Average sales price	$326,000	292,000

Summary of Home and Backlog Data By Region

At February 28, 2006, our market regions consisted of homebuilding divisions located in the following states: East: Florida, Maryland, Delaware, Virginia, New Jersey, New York, North Carolina and South Carolina. Central: Texas, Illinois, and Minnesota. West: California, Colorado, Arizona and Nevada.

	At or for the Three Months Ended February 28,
Deliveries	2006	2005
East	2,898	2,209
Central	2,719	2,297
West	3,682	3,303

Total	9,299	7,809

Of the total deliveries listed above, 395 represents deliveries from unconsolidated entities for the three months ended February 28, 2006, compared to 232 deliveries last year.

New Orders
East	3,417	3,040
Central	3,153	2,844
West	3,223	3,576

Total	9,793	9,460

Of the total new orders listed above, 282 represents new orders from unconsolidated entities for the three months ended February 28, 2006, compared to 322 new orders last year.

Backlog – Homes
East	8,774	8,158
Central	3,670	3,114
West	7,014	6,192

Total	19,458	17,464

Of the total homes in backlog listed above, 1,505 represents homes in backlog from unconsolidated entities at February 28, 2006, compared to 1,675 homes in backlog at February 28, 2005.

Backlog – Dollar Value (In thousands)
East	$3,140,046	2,577,295
Central	839,118	764,084
West	3,092,534	2,629,291

Total	$7,071,698	5,970,670

Of the total dollar value of homes in backlog listed above, $596,664 represents the backlog dollar value from unconsolidated entities at February 28, 2006, compared to $689,776 of backlog dollar value at February 28, 2005.

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

The table below indicates the number of homesites owned and homesites to which we have access through option contracts with third parties (“optioned”) or unconsolidated joint ventures in which we have investments (“JV’s”) (i.e., controlled homesites) for each of our market regions at February 28, 2006 and 2005:

		Controlled
February 28, 2006	Owned	Optioned	JVs	Total
East	44,204	74,346	17,176	135,726
Central	24,624	17,068	17,155	58,847
West	37,681	42,585	70,516	150,782

Total	106,509	133,999	104,847	345,355

		Controlled
February 28, 2005	Owned	Optioned	JVs	Total
East	26,215	55,439	19,347	101,001
Central	26,352	24,319	14,237	64,908
West	41,456	31,998	43,525	116,979

Total	94,023	111,756	77,109	282,888

At February 28, 2006, 14% of the homesites we owned were subject to home purchase contracts. At February 28, 2006 and 2005, our backlog of sales contracts was 19,458 homes ($7.1 billion) and 17,464 homes ($6.0 billion), respectively. The higher backlog was primarily attributable to price appreciation and our growth, which resulted in higher new orders in 2006, compared to 2005. As a result of our organic growth, inventories, excluding consolidated inventory not owned, increased 15% from November 30, 2005 to February 28, 2006, while revenues from home sales increased for the three months ended February 28, 2006, compared to prior year.

Revenues from home sales increased 32% in the first quarter of 2006 to $2.9 billion from $2.2 billion in 2005. Revenues were higher primarily due to an 18% increase in the number of home deliveries and a 12% increase in the average sales price of homes delivered in 2006. New home deliveries, excluding unconsolidated entities, increased to 8,904 homes in the first quarter of 2006 from 7,577 homes last year. In the first quarter of 2006, new home deliveries were higher in each of our regions, compared to 2005. The average sales price of homes delivered increased to $326,000 in the first quarter of 2006 from $292,000 in 2005.

Gross margins on home sales were $727.9 million, or 24.9%, in the first quarter of 2006, compared to $544.4 million, or 24.6% in 2005. Gross margin percentage on home sales increased 30 basis points due to an improvement in our East region, primarily Florida, partially offset by decreases in the Central and West regions, primarily due to higher sales incentives offered to homebuyers, compared to last year.

Homebuilding interest expense (primarily included in cost of homes sold and cost of land sold) was $44.9 million in the first quarter of 2006, compared to $31.1 million in 2005. The increase in homebuilding interest expense was primarily due to an increase in the number of new home deliveries, as well as land sales.

Selling, general and administrative expenses as a percentage of revenues from home sales increased to 13.0% in the first quarter of 2006, from 12.4% in 2005. The 60 basis point increase was primarily due to higher personnel-related expenses resulting from an increase in the number of land divisions established to manage increased levels of owned and controlled homesites, as well as land sales activity, compared to prior year. Additionally, broker commissions increased compared to prior year. Management fees of $6.4 million received during 2005 from unconsolidated entities in which we have investments, which were previously recorded as a reduction of selling, general and administrative expenses, have been reclassified as management fees and other income, net in order to conform to the 2006 presentation.

Gross profit on land sales totaled $49.1 million in the first quarter of 2006, compared to $23.5 million in 2005. Equity in earnings from unconsolidated entities was $38.2 million in the first quarter of 2006, compared to $16.1 million last year. Management fees and other income, net, totaled $19.4 million in the first quarter of 2006 compared to $21.7 million in the first quarter of 2005. Minority interest expense, net was $4.4 million and $1.2 million, respectively, in the first quarter of 2006 and 2005. Sales of land, equity in earnings from unconsolidated entities, management fees and other income, net and minority interest expense, net may vary significantly from period to period depending on the timing of land sales and other transactions entered into by us and unconsolidated entities in which we have investments.

For the three months ended February 28, 2006 and 2005, our effective income tax rate was 37.00% and 37.75%, respectively. The decrease in the effective tax rate was due to the benefit provided by the American Jobs Creation Act on qualified domestic production activities.

Financial Services

The following table presents selected financial data related to our Financial Services Segment for the periods indicated:

	Three Months Ended February 28,
(Dollars in thousands)	2006	2005
Revenues	$131,941	115,793
Costs and expenses	121,316	99,507

Operating earnings from continuing operations	$10,625	16,286

Dollar value of mortgages originated	$1,997,000	1,773,000

Number of mortgages originated	8,200	8,300

Mortgage capture rate of Lennar homebuyers	62%	70%

Number of title and closing service transactions	34,800	40,200

Number of title policies issued	41,700	42,500

Operating earnings from continuing operations for our Financial Services Segment were $10.6 million in the first quarter of 2006, compared to $16.3 million last year. The decrease was primarily due to reduced profitability from our mortgage and title operations as a result of a more competitive mortgage environment and a decrease in the number of title transactions.

Corporate General and Administrative Expenses

Corporate general and administrative expenses as a percentage of total revenues were 1.6% and 1.5%, respectively, for the first quarter of 2006 and 2005.

(2) Financial Condition and Capital Resources

At February 28, 2006, we had cash related to our homebuilding and financial services operations of $279.9 million, compared to $602.4 million at February 28, 2005. We finance our land acquisition and development activities, construction activities, financial services activities and general operating needs primarily with cash generated from our operations and public debt issuances, as well as cash borrowed under our unsecured credit facility (the “Credit Facility”), future issuances of commercial paper and warehouse lines of credit.

Operating Cash Flow Activities

In the three months ended February 28, 2006, cash flows used in operating activities totaled $939.5 million, compared to $169.4 million in the same period last year. During the three months ended February 28, 2006, cash flows used in operating activities consisted primarily of an increase in inventories, resulting from increased land purchases as well as an increase in the number of home starts to support a significantly higher backlog, and a decrease in accounts payable and other liabilities, partially offset by net earnings, a decrease in receivables and a decrease in financial services loans held-for-sale.

Investing Cash Flow Activities

Cash flows used in investing activities totaled $182.8 million in the three months ended February 28, 2006, compared to $202.6 million in the same period last year. In the three months ended February 28, 2006, we contributed $234.4 million of cash to unconsolidated entities, compared to $204.0 million in the same period last year. In addition, we used $23.0 million of cash for acquisitions during the three months ended February 28, 2006, compared to $84.2 million during the same period last year. We are always looking at the possibility of acquiring homebuilders and other companies. However, at February 28, 2006, we had no agreements or understandings regarding any significant transactions. The usage of cash was partially offset by distributions of capital from unconsolidated entities during the three months ended February 28, 2006 and 2005 of $81.9 million and $92.9 million, respectively.

Financing Cash Flow Activities

Homebuilding debt to total capital is a financial measure commonly used in the homebuilding industry and is presented to assist in understanding the leverage of our homebuilding operations. Management believes providing a measure of leverage of our homebuilding operations enables readers of our financial statements to better understand our financial position and performance. Homebuilding debt to total capital is calculated as follows:

	February 28,
(Dollars in thousands)	2006	2005
Homebuilding debt	$3,125,172	2,002,867
Stockholders’ equity	5,554,800	4,161,508

Total capital	$8,679,972	6,164,375

Homebuilding debt to total capital	36.0%	32.5%

The increase in the ratio primarily resulted from our use of cash to fund inventory purchases and contributions to unconsolidated entities to support future growth. In addition to the use of capital in our homebuilding and financial services operations, we actively evaluate various other uses of capital which fit into our homebuilding and financial services strategies and appear to meet our profitability and return on capital requirements. This may include acquisitions of, or investments in, other entities, the payment of dividends or repurchases of our outstanding common stock or debt. These activities may be funded through any combination of our credit facilities, future issuances of commercial paper, cash generated from operations, sales of assets or the issuance of public debt, common stock or preferred stock.

Our average debt outstanding was $3.3 billion for the three months ended February 28, 2006, compared to $2.0 billion last year. The average rate for interest incurred was 5.4% for the three months ended February 28, 2006, compared to 6.9% for the same period last year. Interest incurred for the three months ended February 28, 2006 was $53.5 million, compared to $36.9 million last year. The majority of our short-term financing needs, including financings for land acquisition and development activities and general operating needs, are met with cash generated from operations, funds available under our Credit Facility and through future issuances of commercial paper. In January 2006, we increased our Credit Facility to $2.2 billion, by accessing its accordion feature. In March 2006, we amended certain terms of our Credit Facility to provide that proceeds from the Credit Facility may be used to repay amounts outstanding under our commercial paper program, which is described below. Our Credit Facility is guaranteed by substantially all of our subsidiaries other than finance company subsidiaries

(which include mortgage and title insurance subsidiaries). Interest rates on outstanding borrowings are LIBOR-based, with margins determined based on changes in our leverage ratio and credit ratings, or an alternate base rate, as described in the credit agreement. During the three months ended February 28, 2006, the average daily borrowings under the Credit Facility were $595.6 million.

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

At February 28, 2006, we had letters of credit outstanding in the amount of $1.3 billion, which includes $196.3 million outstanding under the LC Facility. The majority of these letters of credit are posted with regulatory bodies to guarantee our performance of certain development and construction activities or are posted in lieu of cash deposits on option contracts. Of our total letters of credit outstanding, $348.9 million were collateralized against certain borrowings available under the Credit Facility.

In March 2006, we initiated a commercial paper program (the “Program”) under which we may, from time-to-time, issue short-term unsecured notes in an aggregate amount not to exceed $2.0 billion. We anticipate that this program will allow us to obtain more favorable short-term borrowing rates than we would obtain otherwise. The Program is exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 3(a)(3) of such act. Issuances under the Program will be guaranteed by all of our wholly-owned subsidiaries that are also guarantors of our Credit Facility.

In March 2006, we notified the holders of our outstanding 5.125% zero-coupon convertible senior subordinated notes due 2021 (the “Convertible Notes”) that we would redeem all of the outstanding Convertible Notes on April 4, 2006. The redemption price was $468.10 per $1,000 principal amount at maturity, which represented the original issue price plus accrued original issue discount to the redemption date. The Convertible Notes were convertible at a rate of 14.2 shares of our Class A common stock per $1,000 principal amount at maturity. As of February 28, 2006, the aggregate principal amount at maturity of the Convertible Notes outstanding was $299.0 million. By April 4, 2006, substantially all of the Convertible Notes were converted by the noteholders into 4.2 million Class A common shares. Convertible Notes not converted by the noteholders by April 4, 2006 were not material and redeemed by us on that date.

At February 28, 2006, our Financial Services segment had warehouse lines of credit totaling $1.1 billion to fund its mortgage loan activities. Borrowings under the facilities were $1.0 billion at February 28, 2006. The warehouse lines of credit mature in August 2006 ($500 million) and in April 2007 ($600 million), at which time we expect the facilities to be renewed. At February 28, 2006, we had advances under a conduit funding agreement with a major financial institution amounting to $22.2 million. We also had a $25 million revolving line of credit with a bank that matures in August 2006, at which time we expect the line of credit to be renewed. Borrowings under the line of credit were $23.8 million at February 28, 2006.

Changes in Capital

In June 2001, our Board of Directors authorized a stock repurchase program to permit the purchase of up to 20 million shares of our outstanding common stock. During the three months ended February 28, 2006, we did not repurchase shares of stock under the program. As of February 28, 2006, 12.4 million common shares can be repurchased in the future under the program.

On February 17, 2006, we paid cash dividends of $0.16 per share for both our Class A and Class B common stock to holders of record at the close of business on February 7, 2006, as declared by our Board of Directors on January 12, 2006. On March 30, 2006, our Board of Directors declared a quarterly cash dividend of $0.16 per share for both our Class A and Class B common stock payable on May 15, 2006 to holders of record at the close of business on May 5, 2006.

In recent years, we have sold convertible and non-convertible debt into public markets, and at February 28, 2006, we had a shelf registration statement effective under the Securities Act of 1933, as amended, under which we could sell to the public up to $1.0 billion of debt securities, common stock, preferred stock or other securities and could issue up to $400 million of equity or debt securities in connection with acquisitions of companies or interest in companies, businesses or assets.

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

At February 28, 2006, the unconsolidated entities in which we had investments had total assets of $9.3 billion and total liabilities of $5.7 billion, which included $4.7 billion of notes and mortgages payable. In some instances, we and/or our partners have provided guarantees on debt of certain unconsolidated entities generally on a pro rata basis and to a lesser extent on a joint and several basis. At February 28, 2006, we had repayment guarantees of $133.7 million and limited maintenance guarantees of $614.1 million related to unconsolidated entity debt. As of February 28, 2005, the fair market value of the repayment guarantees was insignificant. When we and/or our partners provide guarantees, the unconsolidated entity generally receives more favorable terms from its lenders than would otherwise be available to it. The limited maintenance guarantees only apply if an unconsolidated entity defaults on its loan arrangements and the value of the collateral (generally land and improvements) is less than a specified percentage of the loan balance. If we are required to make a payment under a limited maintenance guarantee to bring the value of the collateral above the specified percentage of the loan balance, the payment would constitute a capital contribution or loan to the unconsolidated entity and increase our share of any funds the unconsolidated entity distributes. At February 28, 2006, there were no assets held as collateral that, upon the occurrence of any triggering event or condition under a guarantee, we could obtain and liquidate to recover all or a portion of the amounts to be paid under a guarantee.

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments have not changed materially from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended November 30, 2005.

We are subject to the usual obligations associated with entering into contracts (including option contracts) for the purchase, development and sale of real estate in the routine conduct of our business. Option contracts for the purchase of land generally enable us to defer acquiring portions of properties owned by third parties and unconsolidated entities until we are ready to build homes on them. This reduces our financial risk associated with land holdings. At February 28, 2006, we had access to approximately 239,000 homesites through option contracts with third parties and unconsolidated entities in which we have investments. At February 28, 2006, we had $816.4 million of non-refundable option deposits and advanced costs related to certain of these homesites.

We are committed, under various letters of credit, to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit under these arrangements totaled $1.3 billion at February 28, 2006. Additionally, we had outstanding performance and surety bonds related to site improvements at various projects with estimated costs to complete of $1.7 billion. We do not believe there will be any draws upon these bonds, but if there were any, they would not have a material effect on our financial position, results of operations or cash flows.

Our Financial Services segment had a pipeline of loan applications in process of $4.0 billion at February 28, 2006. To minimize credit risk, we use the same credit policies in the approval of our commitments as are applied to our lending activities. Loans in process for which interest rates were committed to the borrowers totaled $452.0 million as of February 28, 2006. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers, the total commitments do not necessarily represent future cash requirements.

Our Financial Services segment uses mandatory mortgage-backed securities (“MBS”) forward commitments and MBS option contracts to hedge its interest rate exposure during the period from when it extends an interest rate lock to a loan applicant until the time at which the loan is sold to an investor. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk is managed by entering into MBS forward commitments and MBS option contracts only with investment banks with primary dealer status and loan sales transactions with permanent investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair market value. At February 28, 2006, we had open commitments amounting to $346.0 million to sell MBS with varying settlement dates through May 2006.

(3) New Accounting Pronouncements

See Note 16 of our condensed consolidated financial statements included under Item 1 of this document for a discussion on new accounting pronouncements applicable to our company.

(4) Critical Accounting Policies

Prior to December 1, 2005, we accounted for stock option awards granted in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related Interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”). Share-based employee compensation expense was not recognized in our consolidated statements of earnings prior to December 1, 2005, as all stock options granted had an exercise price equal to or greater than the market value of the common stock on the date of the grant. Effective December 1, 2005, we adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”) using the modified-prospective-transition method. Under this transition method, compensation expense recognized during the three months ended February 28, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of December 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to December 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified-prospective-transition method, results for prior periods have not been restated. The adoption of SFAS 123R resulted in a charge to net earnings of $0.02 per share diluted for the three months ended February 28, 2006.

The calculation of share-based employee compensation expense involves estimates that require management’s judgments. These estimates includes the fair value of each of our stock option awards, which is estimated on the date of grant using a Black-Scholes option-pricing model as discussed in Note 13 of our condensed consolidated financial statements included under Item 1 of this document. The fair value of our stock option awards, which are subject to graded vesting, is expensed on a straight-line basis over the vesting life of the options. Expected volatility is based on an average of (1) historical volatility of our stock and (2) implied volatility from traded options on our stock. The risk-free rate for periods within the contractual life of the option is based on the yield curve of a zero-coupon U.S. Treasury bond on the date of option measurement with a maturity equal to the expected term of the option granted. We use historical data to estimate stock option exercises and forfeitures within our valuation model. The expected term of stock option awards granted is derived from historical exercise experience under our share-based payment plans and represents the period of time that stock option awards granted are expected to be outstanding.

We believe that there have been no other significant changes to our critical accounting policies during the three months ended February 28, 2006 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended November 30, 2005.

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

Our Annual Report on Form 10-K for the year ended November 30, 2005 contains information about market risks under “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.” There have been no material changes in our exposure to market risks during the three months ended February 28, 2006.

Item 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter that ended on February 28, 2006. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of February 28, 2006 to ensure that required information is disclosed on a timely basis in our reports filed or furnished under the Securities Exchange Act of 1934.

Our CEO and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended February 28, 2006. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In June 2001, our Board of Directors authorized a stock repurchase program to permit the purchase of up to 20 million shares of our outstanding common stock. During the three months ended February 28, 2006, we repurchased the following shares of our Class A common stock, which represent share reacquisitions related to distributions of common stock from our deferred compensation plan and were not repurchased as part of our publicly announced stock repurchase program (amounts in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
December 1, 2005 to December 31, 2005	—	—	—	12,450
January 1, 2006 to January 31, 2006	8	$63.48	—	12,450
February 1, 2006 to February 28, 2006	—	—	—	12,450

Total	8	$63.48	—

Items 3-5.	Not applicable.

Item 6.	Exhibits.

10.1.	First Amendment to Credit Agreement, dated March 9, 2006, among Lennar Corporation and the lenders named therein.

10.2.	Master Issuing and Paying Agency Agreement, dated March 29, 2006, between the Company and JPMorgan Chase Bank, N.A. – Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 29, 2006.

31.1.	Rule 13a-14(a) certification by Stuart A. Miller, President and Chief Executive Officer.

31.2.	Rule 13a-14(a) certification by Bruce E. Gross, Vice President and Chief Financial Officer.

32.	Section 1350 certifications by Stuart A. Miller, President and Chief Executive Officer, and Bruce E. Gross, Vice President and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

Lennar Corporation
(Registrant)

Date: April 10, 2006	/s/ Bruce E. Gross
Bruce E. Gross
Vice President and
Chief Financial Officer

Date: April 10, 2006	/s/ Diane J. Bessette
Diane J. Bessette
Vice President and
Controller

Exhibit Index

Exhibit No.	Description
10.1	First Amendment to Credit Agreement, dated March 9, 2006, among Lennar Corporation and the lenders named therein.

31.1	Rule 13a-14(a) certification by Stuart A. Miller, President and Chief Executive Officer.

31.2	Rule 13a-14(a) certification by Bruce E. Gross, Vice President and Chief Financial Officer.

32	Section 1350 certifications by Stuart A. Miller, President and Chief Executive Officer, and Bruce E. Gross, Vice President and Chief Financial Officer.