Form 10-Q
period 2006-05-31
LENNAR CORP /NEW/
filed 2006-07-17
CIK 920760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2006

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒

Common stock outstanding as of June 30, 2006:

Class A	126,710,642
Class B	32,379,495

Explanatory Paragraph

This Form 10-Q for the quarterly period ended May 31, 2006 includes expanded reportable segment footnote disclosure related to our homebuilding operations and additional discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations relating to these expanded reportable segments. Prior year information has been restated to conform to our 2006 presentation. The restatement of prior year information does not affect our condensed consolidated financial condition or results of operations at or for the three and six months ended May 31, 2005 or cash flows for the six months ended May 31, 2005. See Note 1 and Note 3 in the notes to condensed consolidated financial statements for further information relating to the restatement. We will be amending our Annual Report on Form 10-K for the year ended November 30, 2005 and our Quarterly Report on Form 10-Q for the three months ended February 28, 2006 for the related impact of this restatement. These restatements will not affect our consolidated financial condition, results of operations or cash flows at or for such periods.

Part I. Financial Information

Item 1. Financial Statements

Lennar Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

(unaudited)

	May 31, 2006	November 30, 2005
ASSETS
Homebuilding:
Cash	$164,157	909,557
Restricted cash	34,820	22,681
Receivables, net	155,038	299,232
Inventories:
Finished homes and construction in progress	5,395,001	4,625,563
Land under development	3,177,126	2,867,463
Consolidated inventory not owned	336,854	370,505

Total inventories	8,908,981	7,863,531
Investments in unconsolidated entities	1,450,699	1,282,686
Goodwill	196,638	195,156
Other assets	193,495	266,747

	11,103,828	10,839,590
Financial services	1,730,080	1,701,635

Total assets	$12,833,908	12,541,225

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable	$817,437	876,830
Liabilities related to consolidated inventory not owned	278,893	306,445
Senior notes and other debts payable	2,908,296	2,592,772
Other liabilities	1,561,213	1,997,824

	5,565,839	5,773,871
Financial services	1,410,743	1,437,700

Total liabilities	6,976,582	7,211,571

Minority interest	91,107	78,243
Stockholders’ equity:
Preferred stock	—	—
Class A common stock of $0.10 par value per share, 136,677 shares issued at May 31, 2006	13,668	13,025
Class B common stock of $0.10 par value per share, 32,848 shares issued at May 31, 2006	3,285	3,278
Additional paid-in capital	1,727,407	1,486,988
Retained earnings	4,578,398	4,046,563
Deferred compensation plan; 414 Class A common shares and 41 Class B common shares at May 31, 2006	(3,817)	(4,047)
Deferred compensation liability	3,817	4,047
Treasury stock, at cost; 9,868 Class A common shares and 447 Class B common shares at May 31, 2006	(553,175)	(293,222)
Accumulated other comprehensive loss	(3,364)	(5,221)

Total stockholders’ equity	5,766,219	5,251,411

Total liabilities and stockholders’ equity	$12,833,908	12,541,225

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries

Condensed Consolidated Statements of Earnings

(Dollars in thousands, except per share amounts)

(unaudited)

	Three Months Ended May 31,		Six Months Ended May 31,
	2006	2005	2006	2005
Revenues:
Homebuilding	$4,415,302	2,801,315	7,524,020	5,091,253
Financial services	162,201	131,659	294,142	247,452

Total revenues	4,577,503	2,932,974	7,818,162	5,338,705

Costs and expenses:
Homebuilding	3,902,515	2,391,822	6,613,571	4,387,797
Financial services	127,610	112,696	248,926	212,203
Corporate general and administrative	56,532	40,827	108,423	77,987

Total costs and expenses	4,086,657	2,545,345	6,970,920	4,677,987

Equity in earnings from unconsolidated entities	14,792	21,747	52,982	37,886
Management fees and other income, net	16,375	19,669	35,808	41,323
Minority interest expense, net	6,541	19,448	10,954	20,685
Loss on redemption of 9.95% senior notes	—	34,908	—	34,908

Earnings from continuing operations before provision for income taxes	515,472	374,689	925,078	684,334
Provision for income taxes	190,725	141,445	342,279	258,336

Earnings from continuing operations	324,747	233,244	582,799	425,998

Discontinued operations:
Earnings from discontinued operations before provision for income taxes	—	16,535	—	17,261
Provision for income taxes	—	6,242	—	6,516

Earnings from discontinued operations	—	10,293	—	10,745

Net earnings	$324,747	243,537	582,799	436,743

Basic earnings per share:
Earnings from continuing operations	$2.04	1.51	3.67	2.75
Earnings from discontinued operations	—	0.07	—	0.07

Net earnings	$2.04	1.58	3.67	2.82

Diluted earnings per share:
Earnings from continuing operations	$2.00	1.42	3.57	2.59
Earnings from discontinued operations	—	0.06	—	0.06

Net earnings	$2.00	1.48	3.57	2.65

Cash dividends declared per Class A common share	$0.16	0.1375	0.32	0.275

Cash dividends declared per Class B common share	$0.16	0.1375	0.32	0.275

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

(unaudited)

	Six Months Ended May 31,
	2006	2005
Cash flows from operating activities:
Net earnings from continuing operations	$582,799	425,998
Adjustments to reconcile net earnings from continuing operations to net cash used in operating activities:
Depreciation and amortization	22,324	27,819
Amortization of discount on debt	3,167	8,143
Equity in earnings from unconsolidated entities	(52,982)	(37,886)
Distributions of earnings from unconsolidated entities	73,142	50,630
Minority interest expense, net	10,954	20,685
Share-based compensation expense	17,605	1,581
Tax benefits from share-based awards	4,729	17,502
Deferred income tax provision	54,244	17,773
Loss on redemption of 9.95% senior notes	—	34,908
Changes in assets and liabilities, net of effect from acquisitions:
Decrease in receivables	64,688	106,006
Increase in inventories	(1,018,082)	(1,107,972)
(Increase) decrease in other assets	36,446	(11,470)
Decrease in financial services loans held-for-sale	32,288	39,645
Decrease in accounts payable and other liabilities	(441,538)	(112,104)
Net earnings from discontinued operations	—	10,745
Adjustment to reconcile net earnings from discontinued operations to net cash used in operating activities (includes gain on sale of discontinued operations of ($15,816) in 2005)	—	(16,510)

Net cash used in operating activities	(610,216)	(524,507)

Cash flows from investing activities:
Increase in restricted cash	(12,139)	(7,068)
Additions to operating properties and equipment	(11,977)	(11,976)
Contributions to unconsolidated entities	(404,917)	(402,780)
Distributions of capital from unconsolidated entities	156,920	218,253
(Increase) decrease in financial services loans held-for-investment	15,328	(21,549)
Purchases of investment securities	(54,591)	(17,240)
Proceeds from sales of investment securities	34,637	17,188
Proceeds from the sale of business	—	17,000
Acquisitions, net of cash acquired	(33,329)	(107,060)

Net cash used in investing activities	(310,068)	(315,232)

Cash flows from financing activities:
Net repayments under financial services debt	(37,629)	(173,304)
Net borrowings under revolving credit facility	185,000	113,000
Proceeds from issuance of 5.95% senior notes	248,665	—
Proceeds from issuance of 6.50% senior notes	248,933	—
Proceeds from issuance of 5.60% senior notes	—	297,513
Redemption of 9.95% senior notes	—	(337,731)
Net repayments under other debt	(141,181)	(41,507)
Net payments related to minority interests	(39,515)	(16,994)
Excess tax benefits from share-based awards	5,681	—
Common stock:
Issuances	27,967	29,227
Repurchases	(270,006)	(232,878)
Dividends	(50,964)	(42,477)

Net cash provided by (used in) financing activities	176,951	(405,151)

Lennar Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows — (Continued)

(Dollars in thousands)

(unaudited)

	Six Months Ended May 31,
	2006	2005
Net decrease in cash	(743,333)	(1,244,890)
Cash at beginning of period	1,059,343	1,415,815

Cash at end of period	$316,010	170,925

Summary of cash:
Homebuilding	$164,157	58,533
Financial services	151,853	112,392

	$316,010	170,925

Supplemental disclosures of non-cash investing and financing activities:
Conversion of 5.125% zero-coupon convertible senior subordinated notes to equity	$157,894	—
Land contributed to unconsolidated entities	20,504	—
Land distributed from unconsolidated entities	30,437	43,904
Purchases of inventories financed by sellers	33,308	146,806
Issuance of common stock for employee compensation	38,150	—
Consolidation of previously unconsolidated investments:
Inventories	109,602	7,134
Investments in unconsolidated entities	53,821	827
Other assets	2,129	—
Other liabilities	17,088	6,307
Minority interest	40,822	—

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

The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The condensed consolidated statements of earnings for the three and six months ended May 31, 2006 are not necessarily indicative of the results to be expected for the full year.

Reclassifications

Certain prior year amounts in the condensed consolidated financial statements have been reclassified to conform with the 2006 presentation. These reclassifications had no impact on reported net earnings.

Restatement

Subsequent to the issuance of the Company’s condensed consolidated financial statements for the quarterly period ended February 28, 2006, the Company expanded its disclosure of reportable segments in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures About Segments of an Enterprise and Related Information. The Company had historically aggregated its homebuilding operating segments into a single, national reportable segment, but has restated its segment disclosure to include three homebuilding reportable segments for the three and six months ended May 31, 2005 (see Note 3). The restatement has no impact on the Company’s condensed consolidated balance sheet as of November 30, 2005, condensed consolidated statements of earnings and related earnings per share amounts for the three and six months ended May 31, 2005 or condensed consolidated statement of cash flows for the six months ended May 31, 2005.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Share-Based Payment

Prior to December 1, 2005, the Company accounted for stock option awards granted under the Company’s share-based payment plans in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”). Share-based employee compensation expense was not recognized in the Company’s consolidated statements of earnings prior to December 1, 2005, as all stock option awards granted under the plans had an exercise price equal to or greater than the market value of the common stock on the date of the grant. Effective December 1, 2005, the Company adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”) using the modified-prospective-transition method. Under this transition method, compensation expense recognized during the three and six months ended May 31, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of, December 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to December 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified-prospective-transition method, results for prior periods have not been restated. The adoption of SFAS 123R resulted in a charge to net earnings of $0.03 per share diluted and $0.05 per share diluted, respectively, for the three and six months ended May 31, 2006. See Note 13 for further detail on the impact of SFAS 123R to the Company’s condensed consolidated financial statements.

(2) Discontinued Operations

In May 2005, the Company sold North America Exchange Company (“NAEC”), a subsidiary of Financial Services’ title company. NAEC’s revenues for the three and six months ended May 31, 2005 were $1.7 million and $3.3 million, respectively.

(3) Operating and Reporting Segments

The Company’s operating segments are aggregated into reportable segments in accordance with SFAS 131 based primarily upon similar economic characteristics and product type. The Company’s reportable segments consist of:

(1) Homebuilding East

(2) Homebuilding Central

(3) Homebuilding West

(4) Financial Services

Information about homebuilding activities in states that do not have economic characteristics that are similar to those in other states in the same geographic area is grouped under “Homebuilding Other,” which is not considered a reportable segment in accordance with SFAS 131.

The Company had historically aggregated its Homebuilding operating segments into a single, national reportable segment, but has restated its segment disclosure to include three Homebuilding reportable segments, as identified above, for the three and six months ended May 31, 2005.

Operations of the Company’s Homebuilding segments primarily include the sale and construction of single-family attached and detached homes, and to a lesser extent, condominiums, as well as the purchase, development and sale of residential land directly and through the Company’s unconsolidated entities. The Company’s reportable homebuilding segments, and all other homebuilding operations not required to be reported separately, have divisions located in the following states:

East: Florida, Maryland, New Jersey and Virginia

Central: Arizona, Colorado and Texas

West: California and Nevada

Other: Illinois, Minnesota, New York, North Carolina and South Carolina

Operations of the Company’s Financial Services segment includes mortgage financing, title insurance, closing services and insurance agency services for both buyers of the Company’s homes and others. Substantially all of the loans it originates are sold in the secondary mortgage market on a servicing released basis; however, the Company remains liable for certain representations and warranties related to loan sales. The Financial Services segment also provides high-speed Internet and cable television services to residents of the Company’s communities and others. The Company’s Financial Services segment operates generally in the same markets as the Company’s homebuilding segments, as well as other states.

Evaluation of segment performance is based on operating earnings from continuing operations before provision for income taxes. Operating earnings for the Homebuilding segments consist of revenues generated from the sales of homes and land, equity in earnings from unconsolidated entities and management fees and other income, net, less the cost of homes and land sold, selling, general and administrative expenses and minority interest expense, net. Operating earnings for the Financial Services segment consist of revenues generated from mortgage financing, title insurance, closing services, insurance agency services and Internet and cable television services less the cost of such services and certain selling, general and administrative expenses incurred by the Financial Services segment.

Each reportable segment follows the same accounting policies described in Note 1 – “Summary of Significant Accounting Policies” to the consolidated financial statements in the Company’s 2005 Annual Report on Form 10-K. Operational results are not necessarily indicative of the results that would have occurred had each segment been an independent, stand-alone entity during the periods presented.

Financial information relating to the Company’s operations was as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
(In thousands)	2006	2005	2006	2005
		(as restated)		(as restated)
Revenues:
Homebuilding East	$1,197,767	690,958	2,099,550	1,272,682
Homebuilding Central	971,319	795,211	1,740,457	1,406,521
Homebuilding West	1,956,320	1,091,240	3,165,714	2,006,795
Homebuilding Other	289,896	223,906	518,299	405,255
Financial Services	162,201	131,659	294,142	247,452

Total revenues	$4,577,503	2,932,974	7,818,162	5,338,705

Operating earnings:
Homebuilding East	$165,599	108,425	304,242	185,566
Homebuilding Central	80,311	70,509	150,654	120,485
Homebuilding West	310,665	246,259	553,013	440,104
Homebuilding Other	(19,162)	6,268	(19,624)	15,825
Financial Services	34,591	18,963	45,216	35,249
Corporate and unallocated (1)	(56,532)	(75,735)	(108,423)	(112,895)

Earnings from continuing operations before provision for income taxes	$515,472	374,689	925,078	684,334

(1)	Includes corporate general and administrative expenses and the loss on redemption of 9.95% senior notes.

(In thousands)	May 31, 2006	November 30, 2005
		(as restated)
Assets:
Homebuilding East	$4,028,490	3,454,318
Homebuilding Central	1,744,565	1,682,593
Homebuilding West	3,812,881	3,749,021
Homebuilding Other	1,283,137	1,131,146
Financial Services	1,730,080	1,701,635
Corporate and unallocated	234,755	822,512

Total assets	$12,833,908	12,541,225

(4) Investments in Unconsolidated Entities

Summarized condensed financial information on a combined 100% basis related to unconsolidated entities in which the Company has investments that are accounted for by the equity method was as follows:

(In thousands)	May 31, 2006	November 30, 2005
Assets:
Cash	$286,022	334,530
Inventories	8,894,725	7,615,489
Other assets	874,361	875,741

	$10,055,108	8,825,760

Liabilities and equity:
Accounts payable and other liabilities	$1,262,560	1,004,940
Notes and mortgages payable	4,903,393	4,486,271
Equity of:
The Company	1,450,699	1,282,686
Others	2,438,456	2,051,863

	$10,055,108	8,825,760

The unconsolidated entities in which the Company has investments usually finance their activities with a combination of investor equity and debt financing. As of May 31, 2006, investor equity of these entities comprised 44% of their total capital. In some instances, the Company and its partners have guaranteed debt of certain unconsolidated entities. At May 31, 2006, the Company’s pro rata portion of these guarantees was $1.2 billion, of which $982.1 million were maintenance guarantees and $208.1 million were repayment guarantees. As of May 31, 2006, the fair market values of the maintenance guarantees and repayment guarantees were not material. In addition, the Company and/or its partners occasionally grant liens on their interest in a joint venture in order to help secure a loan to that joint venture. When the Company and/or its partners provide guarantees, the unconsolidated entity generally receives more favorable terms from its lenders than would otherwise be available to it. In a repayment guarantee, the Company and its venture partners guarantee repayment of a portion or all of the debt in the event of a default before the lender would have to exercise its rights against the collateral. The maintenance guarantees only apply if an unconsolidated entity defaults on its loan arrangements and the value of the collateral (generally land and improvements) is less than a specified percentage of the loan balance. If the Company is required to make a payment under a maintenance guarantee to bring the value of the collateral above the specified percentage of the loan balance, the payment would constitute a capital contribution or loan to the unconsolidated entity and increase the Company’s share of any funds the unconsolidated entity distributes. At May 31, 2006, there were no assets held as collateral that, upon the occurrence of any triggering event or condition under a guarantee, the Company could obtain and liquidate to recover all or a portion of the amounts to be paid under a guarantee.

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

	Three Months Ended May 31,		Six Months Ended May 31,
(In thousands, except per share amounts)	2006	2005	2006	2005
Numerator - Basic earnings per share:
Earnings from continuing operations	$324,747	233,244	582,799	425,998
Earnings from discontinued operations	—	10,293	—	10,745

Numerator for basic earnings per share - net earnings	$324,747	243,537	582,799	436,743

Numerator - Diluted earnings per share:
Earnings from continuing operations	$324,747	233,244	582,799	425,998
Interest on 5.125% zero-coupon convertible senior subordinated notes due 2021, net of tax	378	2,238	1,566	4,437

Numerator for diluted earnings per share from continuing operations	325,125	235,482	584,365	430,435
Numerator for diluted earnings per share from discontinued operations	—	10,293	—	10,745

Numerator for diluted earnings per share - net earnings	$325,125	245,775	584,365	441,180

Denominator:
Denominator for basic earnings per share - weighted average shares	159,571	154,292	158,698	154,718
Effect of dilutive securities:
Employee stock options and restricted stock	1,840	2,450	2,106	2,597
5.125% zero-coupon convertible senior subordinated notes due 2021	1,505	8,969	2,931	8,969

Denominator for diluted earnings per share	162,916	165,711	163,735	166,284

Basic earnings per share:
Earnings from continuing operations	$2.04	1.51	3.67	2.75
Earnings from discontinued operations	—	0.07	—	0.07

Net earnings	$2.04	1.58	3.67	2.82

Diluted earnings per share:
Earnings from continuing operations	$2.00	1.42	3.57	2.59
Earnings from discontinued operations	—	0.06	—	0.06

Net earnings	$2.00	1.48	3.57	2.65

Options to purchase 3.1 million and 2.3 million shares, respectively, of Class A common stock were outstanding and anti-dilutive for the three and six months ended May 31, 2006. Anti-dilutive options outstanding for the three and six months ended May 31, 2005 were not material.

In 2006, substantially all of the Company’s outstanding 5.125% zero-coupon convertible senior subordinated notes due 2021 (the “Convertible Notes”) were converted by the noteholders into 4.9 million Class A common shares. Convertible Notes not converted by the noteholders were not material and were redeemed by the Company on April 4, 2006. The weighted average of these shares is included in the calculation of basic earnings per share for the three and six months ended May 31, 2006. The calculation of diluted earnings per share included 1.5 million and 2.9 million shares, respectively, for the three and six months ended May 31, 2006, compared to 9.0 million shares for the three and six months ended May 31, 2005, related to the dilutive effect of the Convertible Notes prior to conversion.

(6) Financial Services

The assets and liabilities related to the Company’s financial services operations were as follows:

(In thousands)	May 31, 2006	November 30, 2005
Assets:
Cash	$151,853	149,786
Receivables, net	488,472	675,877
Loans held-for-sale, net	530,273	562,510
Loans held-for-investment, net	381,622	147,459
Investments held-to-maturity	52,634	32,146
Goodwill	61,215	57,988
Other	64,011	75,869

	$1,730,080	1,701,635

Liabilities:
Notes and other debts payable	$1,232,471	1,269,782
Other	178,272	167,918

	$1,410,743	1,437,700

At May 31, 2006, the Financial Services segment had warehouse lines of credit totaling $1.4 billion to fund its mortgage loan activities. Borrowings under the facilities were $1.2 billion at May 31, 2006. The warehouse lines of credit mature in August 2006 ($700 million) and in April 2008 ($670 million), at which time the Company expects the facilities to be renewed. At May 31, 2006, Financial Services had advances under a conduit funding agreement amounting to $11.1 million. Financial Services also had a $25 million revolving line of credit with a bank that matures in August 2006, at which time the Company expects the line of credit to be renewed. Borrowings under the line of credit were $23.8 million at May 31, 2006.

(7) Cash

Cash as of May 31, 2006 and November 30, 2005 included $118.6 million and $193.6 million, respectively, of cash held in escrow for approximately three days.

(8) Restricted Cash

Restricted cash consists of customer deposits on home sales held in restricted accounts until title transfers to the homebuyer, as required by the state and local governments in which the homes were sold.

(9) Other Liabilities

(In thousands)	May 31, 2006	November 30, 2005
Accrued compensation	$269,362	396,614
Income taxes currently payable	96,027	463,588
Other	1,195,824	1,137,622

	$1,561,213	1,997,824

(10) Debt

In January 2006, the Company increased its unsecured credit facility (the “Credit Facility”) to $2.2 billion, by accessing the Credit Facility’s accordion feature. In March 2006, the Company amended certain terms of the Credit Facility to provide that proceeds from the Credit Facility may be used to repay amounts outstanding under the Company’s commercial paper program, which is described below. The Credit Facility is guaranteed by substantially all of the Company’s subsidiaries other than finance company subsidiaries (which include mortgage and title insurance subsidiaries). Interest rates on outstanding borrowings are LIBOR-based, with margins determined based on changes in the Company’s leverage ratio and credit ratings, or an alternate base rate, as described in the credit agreement. At May 31, 2006, the Company had $185.0 million outstanding under the Credit Facility.

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

At May 31, 2006, the Company had letters of credit outstanding in the amount of $1.3 billion, which includes $188.1 million outstanding under the LC Facility. The majority of these letters of credit are posted with regulatory bodies to guarantee the Company’s performance of certain development and construction activities or are posted in lieu of cash deposits on option contracts. Of the Company’s total letters of credit outstanding, $368.2 million were collateralized against certain borrowings available under the Credit Facility.

In March 2006, the Company initiated a commercial paper program (the “Program”) under which the Company may, from time-to-time, issue short-term unsecured notes in an aggregate amount not to exceed $2.0 billion. Issuances under the Program are guaranteed by all of the Company’s wholly-owned subsidiaries that are also guarantors of its Credit Facility. At May 31, 2006, no amounts were outstanding under the Program.

In 2006, substantially all the outstanding Convertible Notes were converted by the noteholders into 4.9 million Class A common shares. The Convertible Notes were convertible at a rate of 14.2 shares of the Company’s Class A common stock per $1,000 principal amount at maturity. Convertible Notes not converted by the noteholders were not material and were redeemed by the Company on April 4, 2006. The redemption price was $468.10 per $1,000 principal amount at maturity, which represented the original issue price plus accrued original issue discount to the redemption date.

In April 2006, the Company sold $250 million of 5.95% senior notes due 2011 and $250 million of 6.50% senior notes due 2016 (collectively, the “Senior Notes”) at a price of 99.766% and 99.873%, respectively, in a private placement. Proceeds from the offering of the Senior Notes, after initial purchaser’s discount and expenses, were $248.7 million and $248.9 million, respectively. The Company added the proceeds to the Company’s working capital to be used for general corporate purposes. Interest on the Senior Notes is due semi-annually. The Senior Notes are unsecured and unsubordinated, and substantially all of the Company’s subsidiaries other than finance company subsidiaries guarantee the Senior Notes.

(11) Product Warranty

Warranty and similar reserves for homes are established at an amount estimated to be adequate to cover potential costs for materials and labor with regard to warranty-type claims expected to be incurred subsequent to the delivery of a home. Reserves are determined based on historical data and trends with respect to similar product types and geographical areas. The Company constantly monitors the warranty reserve and makes adjustments to its pre-existing warranties in order to reflect changes in trends and historical data as information becomes available. Warranty reserves are included in other liabilities in the accompanying condensed consolidated balance sheets. The activity in the Company’s warranty reserve was as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
(In thousands)	2006	2005	2006	2005
Warranty reserve, beginning of period	$139,804	114,524	144,916	116,826
Warranties issued during the period	46,237	30,213	80,004	55,306
Adjustments to pre-existing warranties from changes in estimates	10,493	7,720	16,315	15,634
Payments	(41,729)	(36,069)	(86,430)	(71,378)

Warranty reserve, end of period	$154,805	116,388	154,805	116,388

(12) Stockholders’ Equity

In June 2001, the Company’s Board of Directors authorized a stock repurchase program to permit the purchase of up to 20 million shares of the Company’s outstanding common stock. During the three and six months ended May 31, 2006, the Company repurchased a total of 4.6 million of its outstanding Class A common stock under the stock repurchase program for an aggregate purchase price of $247.7 million, or $54.40 per share, compared to a total of 2.4 million and 4.4 million shares, respectively, at an aggregate purchase price of $126.9 million, or $52.36 per share, and $232.2 million, or $53.26 per share, respectively, for the same periods last year. During the three and six months ended May 31, 2006, the Company repurchased a total of 0.4 million shares of its outstanding Class B common stock under the stock repurchase program for an aggregate purchase price of $21.7 million, or $48.56 per share, compared to no stock repurchases of Class B common stock for the same periods last year. As of May 31, 2006, 7.4 million shares of common stock can be repurchased in the future under the program.

At May 31, 2006, the Company had shelf registration statements effective under the Securities Act of 1933, as amended, under which the Company could sell to the public up to $1.0 billion of debt securities, common stock, preferred stock or other securities and could issue up to $400 million of equity or debt securities in connection with acquisitions of companies or interests in companies, businesses or assets.

(13) Share-Based Payment

The Company has share-based awards outstanding under four different plans which provide for the granting of stock options and stock appreciation rights and awards of restricted common stock (“nonvested shares”) to key officers, employees and directors. The exercise prices of stock options and stock appreciation rights may not be less than the market value of the common stock on the date of the grant. No options granted under the plans may be exercisable until at least six months after the date of the grant. Thereafter, exercises are permitted in installments determined when options are granted. Each stock option and stock appreciation right will expire on a date determined at the time of the grant, but not more than ten years after the date of the grant.

Prior to December 1, 2005, the Company accounted for stock option awards granted under the plans in accordance with the recognition and measurement provisions of APB 25 and related Interpretations, as permitted by SFAS 123. Share-based employee compensation expense was not recognized in the Company’s consolidated statements of earnings prior to December 1, 2005, as all stock option awards granted under the plans had an exercise price equal to or greater than the market value of the common stock on the date of the grant. Effective December 1, 2005, the Company adopted the provisions of SFAS 123R using the modified-prospective-transition method. Under this transition method, compensation expense recognized during the three and six months ended May 31, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of, December 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to December 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified-prospective-transition method, results for prior periods have not been restated.

As a result of adopting SFAS 123R, the charge to earnings from continuing operations before provision for income taxes for the three and six months ended May 31, 2006 was $6.4 million and $12.0 million, respectively. The impact of adopting SFAS 123R on net earnings for the three and six months ended May 31, 2006 was $4.6 million and $8.6 million, respectively. The impact of adopting SFAS 123R on both basic and diluted earnings per share for the three and six months ended May 31, 2006 was $0.03 per share and $0.05 per share, respectively.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits related to deductions resulting from the exercise of stock options as cash flows from operating activities in the consolidated statements of cash flows. SFAS 123R requires that cash flows resulting from tax benefits related to tax deductions in excess of the compensation expense recognized for those options (excess tax benefits) be classified as financing cash flows. As a result, the Company classified $5.7 million of excess tax benefits as financing cash inflows for the six months ended May 31, 2006.

The following table illustrates the effect on net earnings and earnings per share for the three and six months ended May 31, 2005, if the Company had applied the fair market value recognition provisions of SFAS 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, to stock option awards granted under the Company’s share-based payment plans. For purposes of this pro forma disclosure, the value of the stock option awards is estimated using a Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods.

(In thousands, except per share amounts)	Three Months Ended May 31, 2005	Six Months Ended May 31, 2005
Net earnings, as reported	$243,537	436,743
Add: Total stock-based employee compensation expense included in reported net earnings, net of tax	506	984
Deduct: Total stock-based employee compensation expense determined under fair market value based method for all awards, net of tax	(3,741)	(7,238)

Pro forma net earnings	$240,302	430,489

Earnings per share:
Basic—as reported	$1.58	2.82

Basic—pro forma	$1.56	2.78

Diluted—as reported	$1.48	2.65

Diluted—pro forma	$1.46	2.62

Compensation expense related to the Company’s share-based awards during the three and six months ended May 31, 2006 was $9.4 million and $17.6 million, respectively, of which $6.4 million and $12.0 million, respectively, related to stock options resulting from the adoption of SFAS 123R and $3.0 million and $5.6 million, respectively, related to nonvested shares. During the three and six months ended May 31, 2005, compensation expense related to the Company’s share-based awards was $0.8 million and $1.6 million, respectively, which primarily related to nonvested shares. The total income tax benefit recognized in the condensed consolidated statements of earnings for share-based awards during the three and six months ended May 31, 2006 was $2.9 million and $5.5 million, respectively, of which $1.8 million and $3.4 million, respectively, related to stock options resulting from the adoption of SFAS 123R and $1.1 million and $2.1 million related to nonvested shares. During the three and six months ended May 31, 2005, the income tax benefit recognized in the condensed consolidated statements of earnings for share-based awards was $0.3 million and $0.6 million, respectively, all of which related to nonvested shares.

Cash received from stock options exercised during the three and six months ended May 31, 2006 was $5.1 million and $27.9 million, respectively, compared to $5.2 million and $29.0 million, respectively, in the same periods last year. The tax deductions related to stock options exercised during the three and six months ended May 31, 2006 were $1.9 million and $10.0 million, respectively, compared to $3.1 million and $17.1 million, respectively, in the same periods last year.

The fair value of each of the Company’s stock option awards is estimated on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the table below. The fair value of the Company’s stock option awards, which are subject to graded vesting, is expensed on a straight-line basis over the vesting life of the stock options. Expected volatility is based on an average of (1) historical volatility of the Company’s stock and (2) implied volatility from traded options on the Company’s stock. The risk-free rate for periods within the contractual life of the stock option award is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the stock option award is granted with a maturity equal to the expected term of the stock option award granted. The Company uses historical data to estimate stock option exercises and forfeitures within its valuation model. The expected life of stock option awards granted is derived from historical exercise experience under the Company’s share-based payment plans and represents the period of time that stock option awards granted are expected to be outstanding.

The significant weighted average assumptions relating to the valuation of the Company’s stock options for the six months ended May 31, 2006 and 2005 were as follows:

	2006	2005
Dividend yield	1.1%	1.0%
Volatility rate	31% - 34%	28% - 34%
Risk-free interest rate	4.1% - 5.0%	3.8% - 4.6%
Expected option life (years)	2.0 - 5.0	2.0 - 5.0

A summary of the Company’s stock option activity for the six months ended May 31, 2006 was as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (In thousands)
Outstanding at November 30, 2005	7,159,548	$35.92
Grants	1,732,100	$62.01
Forfeited or expired	(277,105)	$42.10
Exercises	(980,206)	$28.58

Outstanding at May 31, 2006	7,634,337	$42.58	3.4 years	$74,725

Vested and expected to vest in the future at May 31, 2006	6,803,777	$41.55	3.3 years	$72,613

Exercisable at May 31, 2006	2,219,708	$29.94	2.9 years	$39,333

Available for grant at May 31, 2006	3,250,222

The weighted average grant date fair value of options granted during the three and six months ended May 31, 2006 was $15.63 and $17.44, respectively, compared to $15.65 and $15.85, respectively, in the same periods last year. The total intrinsic value of options exercised during the three and six months ended May 31, 2006 was $5.0 million and $30.4 million, respectively, compared to $11.8 million and $50.4 million, respectively, in the same periods last year.

The fair value of nonvested shares is determined based on the average trading price of the Company’s common stock on the grant date. The weighted average grant date fair value of nonvested shares granted during the three and six months ended May 31, 2006 was $57.41 and $57.45, respectively, compared to $55.09 for the three and six months ended May 31, 2005. A summary of the Company’s nonvested shares activity for the six months ended May 31, 2006 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested restricted shares at November 30, 2005	724,000	$61.65
Grants	641,042	$57.45
Vested	(9,500)	$55.09
Forfeited	(25,000)	$61.67

Nonvested restricted shares at May 31, 2006	1,330,542	$59.68

At May 31, 2006, there was $95.5 million of unrecognized compensation expense related to unvested share-based awards granted under the Company’s share-based payment plans, of which $53.7 million relates to stock options and $41.8 million relates to nonvested shares. That expense is expected to be recognized over a weighted-average period of 3.5 years. There were 9,500 nonvested shares that vested during the three and six months ended May 31, 2006, compared to 18,000 nonvested shares during the same periods in 2005. There were no tax deductions related to nonvested share activity during the three months ended May 31, 2006 and 2005. The tax deduction related to nonvested share activity during the six months ended May 31, 2006 was $0.5 million, compared to $0.4 million in the same period last year.

(14) Comprehensive Income

Comprehensive income represents changes in stockholders’ equity from non-owner sources. The components of comprehensive income were as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
(Dollars in thousands)	2006	2005	2006	2005
Net earnings	$324,747	243,537	582,799	436,743
Unrealized gains arising during period on interest rate swaps, net of 37.00% and 37.75% tax effect, respectively, in 2006 and 2005	1,075	1,393	2,095	4,627
Unrealized gain (loss) arising during period on available-for-sale investment securities, net of 37.00% and 37.75% tax effect, respectively, in 2006 and 2005	(242)	123	(238)	189

Comprehensive income	$325,580	245,053	584,656	441,559

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

Unconsolidated Entities

At May 31, 2006, the Company had investments in and advances to unconsolidated entities established to acquire and develop land for sale to the Company in connection with its homebuilding operations, for sale to third parties or for the construction of homes for sale to third-party homebuyers. The Company evaluated all agreements under FIN 46R during the six months ended May 31, 2006 and consolidated entities that at May 31, 2006 had total combined assets and liabilities of $136.7 million and $59.8 million, respectively.

At May 31, 2006, the Company’s recorded investment in unconsolidated entities was $1.5 billion. The Company’s estimated maximum exposure to loss with regard to unconsolidated entities was its recorded investments in these entities and the exposure under the guarantees discussed in Note 4.

Option Contracts

In the Company’s homebuilding operations, the Company has access to land through option contracts, which generally enables it to defer acquiring portions of properties owned by third parties (including land funds) and unconsolidated entities until the Company is ready to build homes on them.

At May 31, 2006, the Company had access through option contracts to 229,448 homesites, of which 132,375 were through option contracts with third parties and 97,073 were through option contracts with unconsolidated entities in which the Company has investments.

A majority of the Company’s option contracts require a non-refundable cash deposit or irrevocable letter of credit based on a percentage of the purchase price of the land. These options are generally rolling options, in which the Company acquires homesites based on a pre-determined takedown schedule. The Company’s option contracts often include price escalators, which adjust the purchase price of the land to its approximate fair market value at time of the acquisition. The exercise periods of the Company’s option contracts vary on a case-by-case basis, but generally range between one-to-ten years.

The Company’s investments in option contracts are recorded at cost unless those investments are determined to be impaired, in which case the Company’s investments are written down to fair market value. The Company reviews option contracts for impairment during each reporting period, and more frequently if indicators of impairment arise in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. The most significant indicator of impairment is a decline in the fair market value of the optioned property such that the purchase and development of the optioned property would no longer be economically advantageous to the Company. Such declines could be caused by a variety of factors including increased competition, decreases in demand or changes in local regulations that adversely impact the cost of development. Changes in any of these factors would cause the Company to re-evaluate the likelihood of exercising its land options.

Each option contract contains a predetermined take-down schedule for the optioned land parcels. However, in almost all instances, the Company is not required to purchase land in accordance with those take-down schedules. In substantially all instances, the Company has the right and ability to not exercise its option and forfeit its deposit without further penalty, other than termination of the option and loss of any unapplied portion of its deposit and pre-acquisition costs. Therefore, the Company does not consider the take-down price to be a firm contractual obligation. When the Company permits an option to terminate, it writes-off any unapplied deposit and pre-acquisition cost that will be lost. For the three and six months ended May 31, 2006, the Company wrote-off $21.8 million and $25.3 million, respectively, of option deposits and pre-acquisition costs, compared to $3.1 million and $8.0 million, respectively, in the same periods last year, related to land under option that it does not intend to purchase.

In very limited cases, the land seller can enforce the take-down schedule by requiring the Company to exercise its option. The Company records the option contract as a financing arrangement when required in accordance with SFAS No. 49, Accounting for Product Financing Arrangements, and records the optioned property and related take-down liability in its consolidated financial statements.

The Company evaluated all option contracts for land and determined it was the primary beneficiary of certain of these option contracts. Although the Company does not have legal title to the optioned land, under FIN 46R, the Company, if it is deemed to be the primary beneficiary, is required to consolidate the land under option at the purchase price of the optioned land. During the six months ended May 31, 2006, the effect of the consolidation of these option contracts was an increase of $293.3 million to consolidated inventory not owned with a corresponding increase to liabilities related to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of May 31, 2006. This increase was offset primarily by the Company exercising its options to acquire land under certain contracts previously consolidated under FIN 46R, resulting in a net decrease in consolidated inventory not owned of $33.7 million. To reflect the purchase price of the inventory consolidated under FIN 46R, the Company reclassified $65.1 million of related option deposits from land under development to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of May 31, 2006. The liabilities related to consolidated inventory not owned represent the difference between the purchase price of the optioned land and the Company’s cash deposits.

At May 31, 2006, the Company’s exposure to loss related to its option contracts with third parties and unconsolidated entities represented its non-refundable option deposits and advanced costs totaling $851.6 million. Additionally, the Company posted $465.6 million in letters of credit in lieu of cash deposits under certain option contracts as of May 31, 2006.

(16) New Accounting Pronouncements

In December 2004, the FASB issued Staff Position 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (“FSP 109-1”). The American Jobs Creation Act, which was signed into law in October 2004, provides a tax deduction on qualified domestic production activities. When fully phased-in, the deduction will be up to 9% of the lesser of “qualified production activities income” or taxable income. Based on the guidance provided by FSP 109-1, this deduction should be accounted for as a special deduction under SFAS No. 109, Accounting for Income Taxes, and will reduce tax expense in the period or periods that the amounts are deductible on the tax return. FSP 109-1 was effective December 21, 2004. The tax benefit resulting from the new deduction was effective beginning in the Company’s first quarter of fiscal year 2006 and is reflected in the effective income tax rate of 37.00% for the three and six months ended May 31, 2006, reduced from 37.75% for the three and six months ended May 31, 2005. The Company is continuing to evaluate the impact of this law on its future financial statements and currently estimates the fiscal 2006 reduction in its federal income tax rate from fiscal 2005 to be approximately 75 basis points.

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

(17) Supplemental Financial Information

The Company’s obligations to pay principal, premium, if any, and interest under its Credit Facility, senior floating-rate notes due 2007, senior floating-rate notes due 2009, 7 5/8% senior notes due 2009, 5.125% senior notes due 2010, 5.95% senior notes due 2011, 5.95% senior notes due 2013, 5.50% senior notes due 2014, 5.60% senior notes due 2015 and 6.50% senior notes due 2016 are guaranteed by substantially all of the Company’s subsidiaries other than finance company subsidiaries. The guarantees are full and unconditional and the guarantor subsidiaries are 100% directly or indirectly owned by Lennar Corporation. The guarantees are joint and several, subject to limitations as to each guarantor, designed to eliminate fraudulent conveyance concerns. The Company has determined that separate, full financial statements of the guarantors would not be material to investors and, accordingly, supplemental financial information for the guarantors is presented as follows:

Condensed Consolidating Balance Sheet

May 31, 2006

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Homebuilding:
Cash, restricted cash and receivables, net	$962	318,500	34,553	—	354,015
Inventories	—	8,650,531	258,450	—	8,908,981
Investments in unconsolidated entities	—	1,450,699	—	—	1,450,699
Goodwill	—	196,638	—	—	196,638
Other assets	88,686	96,599	8,210	—	193,495
Investments in subsidiaries	8,033,474	521,378	—	(8,554,852)	—

	8,123,122	11,234,345	301,213	(8,554,852)	11,103,828
Financial services	—	22,893	1,707,187	—	1,730,080

Total assets	$8,123,122	11,257,238	2,008,400	(8,554,852)	12,833,908

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable and other liabilities	$637,862	1,684,259	56,529	—	2,378,650
Liabilities related to consolidated inventory not owned	—	278,893	—	—	278,893
Senior notes and other debts payable	2,855,852	40,046	12,398	—	2,908,296
Intercompany	(1,136,811)	1,214,135	(77,324)	—	—

	2,356,903	3,217,333	(8,397)	—	5,565,839
Financial services	—	6,431	1,404,312	—	1,410,743

Total liabilities	2,356,903	3,223,764	1,395,915	—	6,976,582
Minority interest	—	—	91,107	—	91,107
Stockholders’ equity	5,766,219	8,033,474	521,378	(8,554,852)	5,766,219

Total liabilities and stockholders’ equity	$8,123,122	11,257,238	2,008,400	(8,554,852)	12,833,908

(17) Supplemental Financial Information – (Continued)

Condensed Consolidating Balance Sheet

November 30, 2005

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Homebuilding:
Cash, restricted cash and receivables, net	$401,467	816,971	13,032	—	1,231,470
Inventories	—	7,619,470	244,061	—	7,863,531
Investments in unconsolidated entities	—	1,282,686	—	—	1,282,686
Goodwill	—	195,156	—	—	195,156
Other assets	80,838	121,354	64,555	—	266,747
Investments in subsidiaries	7,150,775	500,342	—	(7,651,117)	—

	7,633,080	10,535,979	321,648	(7,651,117)	10,839,590
Financial services	—	29,341	1,672,294	—	1,701,635

Total assets	$7,633,080	10,565,320	1,993,942	(7,651,117)	12,541,225

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable and other liabilities	$1,026,281	1,783,582	64,791	—	2,874,654
Liabilities related to consolidated inventory not owned	—	306,445	—	—	306,445
Senior notes and other debts payable	2,328,016	250,642	14,114	—	2,592,772
Intercompany	(972,628)	1,066,147	(93,519)	—	—

	2,381,669	3,406,816	(14,614)	—	5,773,871
Financial services	—	7,729	1,429,971	—	1,437,700

Total liabilities	2,381,669	3,414,545	1,415,357	—	7,211,571
Minority interest	—	—	78,243	—	78,243
Stockholders’ equity	5,251,411	7,150,775	500,342	(7,651,117)	5,251,411

Total liabilities and stockholders’ equity	$7,633,080	10,565,320	1,993,942	(7,651,117)	12,541,225

(17) Supplemental Financial Information – (Continued)

Condensed Consolidating Statement of Earnings

Three Months Ended May 31, 2006

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Homebuilding	$—	4,310,351	104,951	—	4,415,302
Financial services	—	1,677	170,847	(10,323)	162,201

Total revenues	—	4,312,028	275,798	(10,323)	4,577,503

Costs and expenses:
Homebuilding	—	3,818,869	84,911	(1,265)	3,902,515
Financial services	—	6,039	133,800	(12,229)	127,610
Corporate general and administrative	56,532	—	—	—	56,532

Total costs and expenses	56,532	3,824,908	218,711	(13,494)	4,086,657

Equity in earnings from unconsolidated entities	—	14,792	—	—	14,792
Management fees and other income, net	3,171	14,411	1,964	(3,171)	16,375
Minority interest expense, net	—	—	6,541	—	6,541

Earnings (loss) from continuing operations before provision (benefit) for income taxes	(53,361)	516,323	52,510	—	515,472
Provision (benefit) for income taxes	(19,745)	191,040	19,430	—	190,725

Earnings (loss) from continuing operations	(33,616)	325,283	33,080	—	324,747
Equity in earnings from subsidiaries	358,363	33,080	—	(391,443)	—

Net earnings	$324,747	358,363	33,080	(391,443)	324,747

Condensed Consolidating Statement of Earnings

Three Months Ended May 31, 2005

(Dollars in thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Homebuilding	$—	2,662,652	138,663	—	2,801,315
Financial services	—	3,342	136,645	(8,328)	131,659

Total revenues	—	2,665,994	275,308	(8,328)	2,932,974

Costs and expenses:
Homebuilding	—	2,295,197	97,558	(933)	2,391,822
Financial services	—	2,887	115,823	(6,014)	112,696
Corporate general and administrative	40,827	—	—	—	40,827

Total costs and expenses	40,827	2,298,084	213,381	(6,947)	2,545,345

Equity in earnings from unconsolidated entities	—	21,747	—	—	21,747
Management fees and other income, net	(1,381)	19,539	130	1,381	19,669
Minority interest expense, net		—	19,448	—	19,448
Loss on redemption of 9.95% senior notes	34,908	—	—	—	34,908

Earnings (loss) from continuing operations before provision (benefit) for income taxes	(77,116)	409,196	42,609	—	374,689
Provision (benefit) for income taxes	(29,113)	154,472	16,086	—	141,445

Earnings (loss) from continuing operations	(48,003)	254,724	26,523	—	233,244
Earnings from discontinued operations, net of tax	—	—	10,293	—	10,293
Equity in earnings from subsidiaries	291,540	36,816	—	(328,356)	—

Net earnings	$243,537	291,540	36,816	(328,356)	243,537

(17) Supplemental Financial Information – (Continued)

Condensed Consolidating Statement of Earnings

Six Months Ended May 31, 2006

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Homebuilding	$—	7,334,954	189,066	—	7,524,020
Financial services	—	5,388	312,667	(23,913)	294,142

Total revenues	—	7,340,342	501,733	(23,913)	7,818,162

Costs and expenses:
Homebuilding	—	6,453,946	162,144	(2,519)	6,613,571
Financial services	—	9,637	263,880	(24,591)	248,926
Corporate general and administrative	108,423	—	—	—	108,423

Total costs and expenses	108,423	6,463,583	426,024	(27,110)	6,970,920

Equity in earnings from unconsolidated entities	—	52,982	—	—	52,982
Management fees and other income, net	3,197	31,756	4,052	(3,197)	35,808
Minority interest expense, net	—	—	10,954	—	10,954

Earnings (loss) from continuing operations before provision (benefit) for income taxes	(105,226)	961,497	68,807	—	925,078
Provision (benefit) for income taxes	(38,934)	355,754	25,459	—	342,279

Earnings (loss) from continuing operations	(66,292)	605,743	43,348	—	582,799
Equity in earnings from subsidiaries	649,091	43,348	—	(692,439)	—

Net earnings	$582,799	649,091	43,348	(692,439)	582,799

Condensed Consolidating Statement of Earnings

Six Months Ended May 31, 2005

(Dollars in thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Homebuilding	$—	4,872,983	218,270	—	5,091,253
Financial services	—	4,887	257,748	(15,183)	247,452

Total revenues	—	4,877,870	476,018	(15,183)	5,338,705

Costs and expenses:
Homebuilding	—	4,227,297	162,101	(1,601)	4,387,797
Financial services	—	5,436	218,968	(12,201)	212,203
Corporate general and administrative	77,987	—	—	—	77,987

Total costs and expenses	77,987	4,232,733	381,069	(13,802)	4,677,987

Equity in earnings from unconsolidated entities	—	37,886	—	—	37,886
Management fees and other income, net	(1,381)	41,130	193	1,381	41,323
Minority interest expense, net	—	—	20,685	—	20,685
Loss on redemption of 9.95% senior notes	34,908	—	—	—	34,908

Earnings (loss) from continuing operations before provision (benefit) for income taxes	(114,276)	724,153	74,457	—	684,334
Provision (benefit) for income taxes	(43,139)	273,368	28,107	—	258,336

Earnings (loss) from continuing operations	(71,137)	450,785	46,350	—	425,998
Earnings from discontinued operations, net of tax	—	—	10,745	—	10,745
Equity in earnings from subsidiaries	507,880	57,095	—	(564,975)	—

Net earnings	$436,743	507,880	57,095	(564,975)	436,743

(17) Supplemental Financial Information – (Continued)

Condensed Consolidating Statement of Cash Flows

Six Months Ended May 31, 2006

(Dollars in thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net earnings	$582,799	649,091	43,348	(692,439)	582,799
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities	(352,849)	(1,810,962)	278,357	692,439	(1,193,015)

Net cash provided by (used in) operating activities	229,950	(1,161,871)	321,705	—	(610,216)

Cash flows from investing activities:
Increase in investments in unconsolidated entities, net	—	(247,997)	—	—	(247,997)
Acquisitions, net of cash acquired	—	(30,329)	(3,000)	—	(33,329)
Other	(1,262)	(20,285)	(7,195)	—	(28,742)

Net cash used in investing activities	(1,262)	(298,611)	(10,195)	—	(310,068)

Cash flows from financing activities:
Net repayments under financial services debt	—	—	(37,629)	—	(37,629)
Net borrowings under revolving credit facility	185,000	—	—	—	185,000
Proceeds from 5.95% senior notes	248,665	—	—	—	248,665
Proceeds from 6.50% senior notes	248,933	—	—	—	248,933
Net repayments under other debt	(2,336)	(126,099)	(12,746)	—	(141,181)
Net payments related to minority interests	—	—	(39,515)	—	(39,515)
Excess tax benefits from share-based awards	5,681	—	—	—	5,681
Common stock:
Issuances	27,967	—	—	—	27,967
Repurchases	(270,006)	—	—	—	(270,006)
Dividends	(50,964)	—	—	—	(50,964)
Intercompany	(1,023,095)	1,234,748	(211,653)	—	—

Net cash provided by (used in) financing activities	(630,155)	1,108,649	(301,543)	—	176,951

Net decrease in cash	(401,467)	(351,833)	9,967	—	(743,333)

Cash at beginning of period	401,467	495,081	162,795	—	1,059,343

Cash at end of period	$—	143,248	172,762	—	316,010

(17) Supplemental Financial Information – (Continued)

Condensed Consolidating Statement of Cash Flows

Six Months Ended May 31, 2005

(Dollars in thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net earnings from continuing operations	$436,743	507,880	46,350	(564,975)	425,998
Net earnings from discontinued operations	—	—	10,745	—	10,745
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities	(101,211)	(1,723,155)	294,190	568,926	(961,250)

Net cash provided by (used in) operating activities	335,532	(1,215,275)	351,285	3,951	(524,507)

Cash flows from investing activities:
Increase in investments in unconsolidated entities, net	—	(184,527)	—	—	(184,527)
Acquisitions, net of cash acquired	—	(105,090)	(1,970)	—	(107,060)
Other	(4,630)	(8,153)	(10,862)	—	(23,645)

Net cash used in investing activities	(4,630)	(297,770)	(12,832)	—	(315,232)

Cash flows from financing activities:
Net repayments under financial services debt	—	—	(173,304)	—	(173,304)
Net borrowings under revolving credit facilities	113,000	—	—	—	113,000
Net proceeds from issuance of 5.60% senior notes	297,513	—	—	—	297,513
Redemption of 9.95% senior notes	(337,731)	—	—	—	(337,731)
Net repayments under other debt	—	(148)	(37,408)	(3,951)	(41,507)
Net payments related to minority interests	—	—	(16,994)	—	(16,994)
Common stock:
Issuances	29,227	—	—	—	29,227
Repurchases	(232,878)	—	—	—	(232,878)
Dividends	(42,477)	—	—	—	(42,477)
Intercompany	(1,233,133)	1,374,275	(141,142)	—	—

Net cash provided by (used in) financing activities	(1,406,479)	1,374,127	(368,848)	(3,951)	(405,151)

Net decrease in cash	(1,075,577)	(138,918)	(30,395)	—	(1,244,890)

Cash at beginning of period	1,111,944	143,180	160,691	—	1,415,815

Cash at end of period	$36,367	4,262	130,296	—	170,925

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

As discussed in Note 1 to the condensed consolidated financial statements, subsequent to the issuance of our condensed consolidated financial statements for the quarterly period ended February 28, 2006, we expanded our disclosures of reportable segments in accordance with the provisions of Statements of Financial Accounting Standards (“SFAS”) No. 131, Disclosures About Segments of an Enterprise and Related Information. We had historically aggregated our homebuilding operating segments into a single, national reportable segment, but we have restated our segment disclosure to include three homebuilding reportable segments for the three and six months ended May 31, 2005 (see Note 3). The restatement has no impact on our condensed consolidated balance sheet as of November 30, 2005, condensed consolidated statements of earnings and related earnings per share amounts for the three and six months ended May 31, 2005 or condensed consolidated statement of cash flows for the six months ended May 31, 2005. The Results of Operations section of Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to this restatement. We will be amending our Annual Report on Form 10-K for the year ended November 30, 2005 and our Quarterly Report on Form 10-Q for the three months ended February 28, 2006 for the related impact of this restatement. These restatements will not affect our consolidated financial condition, results of operations or cash flows at or for such periods.

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

Outlook

After many quarters of steady growth, during the second quarter of 2006, we experienced slower sales, higher cancellation rates and greater need for incentives and discounting. These factors contributed to lower backlog year-over-year and margin erosion, which will be realized in future quarters. Our homebuilding activities in the second quarter were affected by a combination of factors found in many of our largest markets across the country, primarily:

•	weakened demand due to changing homebuyer sentiment stemming from a view that now is not the best time to purchase a home;

•	weakened demand due to the speculative real estate investor exiting the market;

•	increased supply and pricing pressures due to speculative investors now selling previously purchased homes at reduced prices; and

•	increased supply due to purchasers of primary residences and speculative investors canceling existing contracts.

Despite these conditions, and the factors contributing to them, we believe the fundamentals driving the homebuilding business remain strong and suggest a healthy long-term prognosis for the industry. To help us achieve this long-term success through these more challenging conditions, we have developed a focused and orderly strategic plan: First, to generate strong cash flow and enhance our balance sheet. Second, to devise and execute locally crafted strategies. Third, to offset margin erosion. This plan is detailed below as follows:

(1)	We are generating cash flow by recalibrating each of our divisions for moderate growth, no growth or reduced growth, as appropriate. The reduction or elimination of growth is a source of cash generation, as inventories stop growing and cash accumulates. Also, as we recalibrate our homebuilding needs, we can identify opportunities to execute a land pare-down strategy, either by selling excess land or reducing land acquisitions.

(2)	We are developing and executing local strategies, recognizing that there is not a uniform national homebuilding market. Each division in each of our local markets has mapped out a local strategy to manage inventory levels at evenflow production, with an orderly tapering down of production where appropriate.

(3)	We are reducing costs in an attempt to partially offset margin erosion resulting from price reductions and increased incentives. We are leveraging our size to reduce land costs and production costs, an opportunity which should be enhanced during a market slowdown. We are also reducing selling, general and administrative expenses as a result of tapered-back volume.

As we execute this strategic plan through the weakening conditions identified in certain markets across the country, we are optimistic about the homebuilding industry’s long-term fundamentals and about our position in particular. We believe our performance to date, as well as our emphasis on our balance sheet first approach, demonstrates a focus and discipline in this changing market that has positioned us well to respond to changing market conditions and to take advantage of opportunities as they present themselves.

(1) Results of Operations

Overview

We historically have experienced, and expect to continue to experience, variability in quarterly results. Our results of operations for the three and six months ended May 31, 2006 are not necessarily indicative of the results to be expected for the full year.

Earnings from continuing operations were $324.7 million, or $2.00 per share diluted ($2.04 per share basic), in the second quarter of 2006, compared to $233.2 million, or $1.42 per share diluted ($1.51 per share basic), in the second quarter of 2005.

Financial information relating to our continuing operations was as follows:

(Dollars in thousands)	Three Months Ended May 31,		Six Months Ended May 31,
	2006	2005	2006	2005
Homebuilding revenues:
Sales of homes	$4,023,273	2,622,340	6,943,968	4,836,919
Sales of land	392,029	178,975	580,052	254,334

Total homebuilding revenues	4,415,302	2,801,315	7,524,020	5,091,253

Homebuilding costs and expenses:
Cost of homes sold	3,076,765	1,968,258	5,269,537	3,638,394
Cost of land sold	350,959	106,255	489,878	158,129
Selling, general and administrative	474,791	317,309	854,156	591,274

Total homebuilding costs and expenses	3,902,515	2,391,822	6,613,571	4,387,797

Equity in earnings from unconsolidated entities	14,792	21,747	52,982	37,886
Management fees and other income, net	16,375	19,669	35,808	41,323
Minority interest expense, net	6,541	19,448	10,954	20,685

Homebuilding operating earnings	$537,413	431,461	988,285	761,980

Financial services revenues	$162,201	131,659	294,142	247,452
Financial services costs and expenses	127,610	112,696	248,926	212,203

Financial services operating earnings	$34,591	18,963	45,216	35,249

Total operating earnings	$572,004	450,424	1,033,501	797,229
Corporate general and administrative expenses	56,532	40,827	108,423	77,987
Loss on redemption of 9.95% senior notes	—	34,908	—	34,908

Earnings from continuing operations before provision for income taxes	$515,472	374,689	925,078	684,334

Three Months Ended May 31, 2006 versus Three Months Ended May 31, 2005

Revenues from home sales increased 53% in the second quarter of 2006 to $4.0 billion from $2.6 billion in 2005. Revenues were higher primarily due to a 40% increase in the number of home deliveries and a 10% increase in the average sales price of homes delivered in 2006. New home deliveries, excluding unconsolidated entities, increased to 12,506 homes in the second quarter of 2006 from 8,951 homes last year. In the three months ended May 31, 2006, new home deliveries were higher in each of our homebuilding segments, compared to 2005. The average sales price of homes delivered increased to $322,000 in the second quarter of 2006 from $293,000 in 2005. However, new orders during the second quarter of 2006 decreased to 11,757 homes, from 12,095 homes last year; and our backlog as of May 31, 2006 was 17,990 homes with a backlog dollar value of $6.5 billion, compared to 20,536 homes, with a backlog dollar value of $7.3 billion at May 31, 2005 and 19,458 homes with a backlog dollar value of $7.1 billion at February 28, 2006.

Gross margins on home sales were $946.5 million, or 23.5%, in the second quarter of 2006, compared to $654.1 million, or 24.9%, in the same quarter of 2005. Gross margin percentage on home sales decreased 140 basis points, compared to last year, due to decreases in all of our Homebuilding segments, primarily due to higher sales incentives offered to homebuyers. Gross margin percentage in the second quarter of 2006 was 140 basis points lower than the 24.9% gross margin percentage in the first quarter of 2006.

During the three months ended May 31, 2006, Homebuilding interest expense included in the cost of homes sold was $59.0 million, compared to $36.2 million in the same period last year. The increase in homebuilding interest expense was primarily due to an increase in the number of new home deliveries. During the three months ended May 31, 2006, Homebuilding interest included in the cost of land sold was $8.6 million, compared to $9.4 million in the same period last year. During the three months ended May 31, 2006, all other interest related to Homebuilding totaling $4.7 million, compared to $1.0 million in the same period last year, was included in management fees and other income, net.

Selling, general and administrative expenses as a percentage of revenues from home sales improved to 11.8% in the second quarter of 2006, from 12.1% in 2005. The 30 basis point improvement was primarily due to lower personnel-related expenses as a percentage of revenues from home sales, partially offset by increases in broker commissions and advertising expenses. Management fees of $8.9 million received during the second quarter of 2005 from unconsolidated entities in which we have investments, which were previously recorded as a reduction of selling, general and administrative expenses, have been reclassified to management fees and other income, net in order to conform to the 2006 presentation.

Gross profit on land sales totaled $41.1 million in the second quarter of 2006 (net of $21.8 million in write-offs of option deposits and pre-acquisition costs related to land under option that we do not intend to purchase), compared to $72.7 million in 2005. Equity in earnings from unconsolidated entities was $14.8 million in the second quarter of 2006, compared to $21.7 million last year. Management fees and other income, net, totaled $16.4 million in the second quarter of 2006, compared to $19.7 million in the second quarter of 2005. Minority interest expense, net was $6.5 million and $19.4 million, respectively, in the second quarter of 2006 and 2005. Sales of land, equity in earnings from unconsolidated entities, management fees and other income, net and minority interest expense, net may vary significantly from period to period depending on the timing of land sales and other transactions entered into by us and unconsolidated entities in which we have investments.

Operating earnings from continuing operations for our Financial Services segment were $34.6 million in the second quarter of 2006, compared to $19.0 million last year. The increase was primarily due to increased profitability from the segment’s mortgage operations as a result of increased volume and profit per loan.

Corporate general and administrative expenses as a percentage of total revenues were 1.2% in the three months ended May 31, 2006, compared to 1.4% in the same period last year.

For the three months ended May 31, 2006 and 2005, our effective income tax rates were 37.00% and 37.75%, respectively. The decrease in the effective tax rate was due to the benefit provided by the American Jobs Creation Act on qualified domestic production activities.

Six Months Ended May 31, 2006 versus Six Months Ended May 31, 2005

Revenues from home sales increased 44% in the six months ended May 31, 2006 to $6.9 billion from $4.8 billion in 2005. Revenues were higher primarily due to a 30% increase in the number of home deliveries and an 11% increase in the average sales price of homes delivered in 2006. New home deliveries, excluding unconsolidated entities, increased to 21,410 homes in the six months ended May 31, 2006 from 16,528 homes last year. In the six months ended May 31, 2006, new home deliveries were higher in each of our homebuilding segments, compared to

2005. The average sales price of homes delivered increased to $324,000 in the six months ended May 31, 2006 from $292,000 in 2005. However, new orders during the six months ended May 31, 2006 were 21,550 homes, which was essentially the same as the 21,555 new orders during the six months ended May 31, 2005 and the 21,850 new orders received during the second half of 2005.

Gross margins on home sales were $1.7 billion, or 24.1%, in the six months ended May 31, 2006, compared to $1.2 billion, or 24.8%, in 2005. Gross margin percentage on home sales decreased 70 basis points, compared to last year, due to decreases in our Homebuilding West segment and Homebuilding Other, primarily due to higher sales incentives offered to homebuyers, partially offset by an increase primarily in our Homebuilding East segment. Gross margin percentage in the first six months of 2006 was 260 basis points lower than the 26.7% gross margin percentage in the second half of 2005.

During the six months ended May 31, 2006, Homebuilding interest expense included in the cost of homes sold was $97.3 million, compared to $66.6 million in the same period last year. The increase in homebuilding interest expense was primarily due to an increase in the number of new home deliveries. During the six months ended May 31, 2006, Homebuilding interest expense included in the cost of land sold was $9.3 million, compared to $9.9 million in the same period last year. During the six months ended May 31, 2006, all other interest related to Homebuilding totaling $10.5 million, compared to $1.1 million, in the same period last year, was included in management fees and other income, net.

Selling, general and administrative expenses as a percentage of revenues from home sales were 12.3% and 12.2%, respectively, for the six months ended May 31, 2006 and 2005. Management fees of $15.3 million received during the six months ended May 31, 2005 from unconsolidated entities in which we have investments, which were previously recorded as a reduction of selling, general and administrative expenses, have been reclassified to management fees and other income, net in order to conform to the 2006 presentation.

Gross profit on land sales totaled $90.2 million in the six months ended May 31, 2006 (net of $25.3 million in write-offs of option deposits and pre-acquisition costs related to land under option that we do not intend to purchase), compared to $96.2 million in 2005. Equity in earnings from unconsolidated entities was $53.0 million in the six months ended May 31, 2006, compared to $37.9 million last year. Management fees and other income, net, totaled $35.8 million in the six months ended May 31, 2006, compared to $41.3 million in 2005. Minority interest expense, net was $11.0 million and $20.7 million, respectively, in the six months ended May 31, 2006 and 2005. Sales of land, equity in earnings from unconsolidated entities, management fees and other income, net and minority interest expense, net may vary significantly from period to period depending on the timing of land sales and other transactions entered into us and unconsolidated entities in which we have investments.

Operating earnings from continuing operations for our Financial Services segment were $45.2 million in the six months ended May 31, 2006, compared to $35.2 million last year. The increase was primarily due to increased profitability from the segment’s mortgage operations as a result of increased volume and profit per loan.

Corporate general and administrative expenses as a percentage of total revenues were 1.4% in the six months ended May 31, 2006, compared to 1.5% in the same period last year.

For the six months ended May 31, 2006 and 2005, our effective income tax rates were 37.00% and 37.75%, respectively. The decrease in the effective tax rate was due to the benefit provided by the American Jobs Creation Act on qualified domestic production activities.

Homebuilding Segments

We have grouped our homebuilding activities into three reportable segments, which we refer to as Homebuilding East, Homebuilding Central and Homebuilding West. Information about homebuilding activities in states that do not have economic characteristics that are similar to those in other states in the same geographic area is grouped under “Homebuilding Other.” References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to homebuilding segments are to those reportable segments.

At May 31, 2006, our reportable homebuilding segments and Homebuilding Other consisted of homebuilding divisions located in the following states: East: Florida, Maryland, New Jersey and Virginia. Central: Texas, Arizona and Colorado. West: California and Nevada. Other: Illinois, Minnesota, New York, North Carolina and South Carolina.

The following tables set forth selected financial and operational information related to our homebuilding operations for the periods indicated:

Selected Financial and Operational Data

	Three Months Ended May 31,		Six Months Ended May 31,
(In thousands)	2006	2005	2006	2005
		(as restated)		(as restated)
Revenues:
Homebuilding East:
Sales of homes	$1,176,339	686,372	2,033,263	1,233,513
Sales of land	21,428	4,586	66,287	39,169

Total Homebuilding East	1,197,767	690,958	2,099,550	1,272,682

Homebuilding Central:
Sales of homes	948,531	758,276	1,690,490	1,360,503
Sales of land	22,788	36,935	49,967	46,018

Total Homebuilding Central	971,319	795,211	1,740,457	1,406,521

Homebuilding West:
Sales of homes	1,611,089	962,047	2,709,122	1,846,022
Sales of land	345,231	129,193	456,592	160,773

Total Homebuilding West	1,956,320	1,091,240	3,165,714	2,006,795

Homebuilding Other:
Sales of homes	287,314	215,645	511,093	396,881
Sales of land	2,582	8,261	7,206	8,374

Total Homebuilding Other	289,896	223,906	518,299	405,255

Total Homebuilding Revenues	$4,415,302	2,801,315	7,524,020	5,091,253

	Three Months Ended May 31,		Six Months Ended May 31,
(In thousands)	2006	2005	2006	2005
		(as restated)		(as restated)
Operating Earnings:
Homebuilding East:
Sales of homes	$166,174	98,289	287,968	158,141
Sales of land	(306)	315	13,384	12,133
Equity in earnings from unconsolidated entities	609	4,524	5,716	3,369
Management fees and other income (expense), net	(115)	5,297	(320)	11,923
Minority interest expense, net	(763)	—	(2,506)	—

Total Homebuilding East	165,599	108,425	304,242	185,566

Homebuilding Central:
Sales of homes	$75,456	62,598	138,590	102,547
Sales of land	(2,107)	2,343	1,925	5,539
Equity in earnings from unconsolidated entities	3,474	2,335	2,959	2,251
Management fees and other income, net	3,253	3,370	6,945	10,437
Minority interest income (expense), net	235	(137)	235	(289)

Total Homebuilding Central	80,311	70,509	150,654	120,485

Homebuilding West:
Sales of homes	$232,511	169,865	403,841	334,847
Sales of land	63,804	71,328	95,240	79,846
Equity in earnings from unconsolidated entities	7,918	14,394	34,530	29,814
Management fees and other income, net	12,445	9,983	28,085	15,993
Minority interest expense, net	(6,013)	(19,311)	(8,683)	(20,396)

Total Homebuilding West	310,665	246,259	553,013	440,104

Homebuilding Other:
Sales of homes	$(2,424)	6,021	(10,124)	11,716
Sales of land	(20,321)	(1,266)	(20,375)	(1,313)
Equity in earnings from unconsolidated entities	2,791	494	9,777	2,452
Management fees and other income, net	792	1,019	1,098	2,970

Total Homebuilding Other	(19,162)	6,268	(19,624)	15,825

Operating Earnings	$537,413	431,461	988,285	761,980

Summary of Homebuilding Data

	Three Months Ended May 31,		At or for the Six Months Ended May 31,
Deliveries	2006	2005	2006	2005
East	3,832	2,411	6,404	4,390
Central	4,546	3,700	7,954	6,692
West	3,798	2,279	6,358	4,428
Other	1,049	820	1,808	1,509

Total	13,225	9,210	22,524	17,019

Of the total deliveries listed above, 719 and 1,114, respectively, represent deliveries from unconsolidated entities for the three and six months ended May 31, 2006, compared to 259 and 491 deliveries in the same periods last year.

New Orders
East	2,785	3,063	5,868	5,870
Central	4,447	4,349	8,066	7,624
West	3,507	3,585	5,824	6,078
Other	1,018	1,098	1,792	1,983

Total	11,757	12,095	21,550	21,555

Of the total new orders listed above, 619 and 901, respectively, represent new orders from unconsolidated entities for the three and six months ended May 31, 2006, compared to 430 and 752 new orders in the same periods last year.

Backlog – Homes
East			7,172	8,504
Central			4,659	4,869
West			4,671	5,389
Other			1,488	1,774

Total			17,990	20,536

Of the total homes in backlog listed above, 1,504 represents homes in backlog from unconsolidated entities at May 31, 2006, compared to 1,846 homes in backlog at May 31, 2005.

Backlog – Dollar Value (In thousands)
East			$2,607,195	2,884,321
Central			1,184,992	1,203,709
West			2,189,609	2,650,611
Other			545,718	605,121

Total			$6,527,514	7,343,762

Of the total dollar value of homes in backlog listed above, $613,370 represents the backlog dollar value from unconsolidated entities at May 31, 2006, compared to $768,731 of backlog dollar value at May 31, 2005.

Backlog represents the number of homes under sales contracts. Substantially all of the homes currently in backlog are expected to be delivered in fiscal 2006. Homes are sold using sales contracts, which are generally accompanied by sales deposits. In some instances, purchasers are permitted to cancel sales contracts if they are unable to close on the sale of their existing home, fail to qualify for financing or under certain other circumstances. Although cancellations can delay the sales of our homes, they have not had a material impact on sales (at least until the second quarter of 2006), operations or liquidity because we intensely focus on reselling these homes, which, in some instances, would include the use of higher incentives to avoid the build up of excess inventory. We do not recognize revenue on homes under sales contracts until the sales are closed and title passes to the new homeowners, except for our mid-to-high-rise condominiums under construction for which revenue is recognized under percentage-of-completion accounting.

Homebuilding East: Homebuilding revenues increased for the three and six months ended May 31, 2006, compared to the same periods of the prior year primarily due to an increase in the number of home deliveries and an increase in the average sales price of homes delivered in all of the states in this segment. Gross margins were 26.3% and 26.9%, respectively, for the three and six months ended May 31, 2006, compared to 26.5% and 25.2%, respectively, for the same periods in the prior year. Gross margins increased for the six months ended May 31, 2006 due to higher margins in Florida, partially offset by decreases in the other states in this segment.

Homebuilding Central: Homebuilding revenues increased for the three and six months ended May 31, 2006, compared to the same periods of the prior year primarily due to an increase in the number of home deliveries in Texas and Arizona and an increase in the average sales price of homes delivered in Arizona and Colorado. Gross margins were 19.6% and 19.9%, respectively, for the three and six months ended May 31, 2006, compared to 20.2% and 19.7%, respectively, for the same periods in the prior year. Gross margins decreased for the three months ended May 31, 2006 due to lower margins in Texas and Colorado, partially offset by an increase in Arizona.

Homebuilding West: Homebuilding revenues increased for the three and six months ended May 31, 2006, compared to the same periods of the prior year primarily due to an increase in the number of home deliveries and an increase in the average sales price of homes delivered in all of the states in this segment. Gross margins were 25.2% and 26.3%, respectively, for the three and six months ended May 31, 2006, compared to 29.2% and 29.6%, respectively, for the same periods in the prior year. Gross margins decreased for the three and six months ended May 31, 2006 due to lower margins in all the states in this segment due to softer market conditions resulting in a greater need for incentives.

Homebuilding Other: Homebuilding revenues increased for the three and six months ended May 31, 2006, compared to the same periods of the prior year primarily due to an increase in the number of home deliveries in all of the states in Homebuilding Other, except Minnesota for the six months ended May 31, 2006 and an increase in the average sales price of homes delivered in all of the states in Homebuilding Other, except Illinois. Gross margins were 15.7% and 15.3%, respectively, for the three and six months ended May 31, 2006, compared to 17.8% and 18.1%, respectively, for the same periods in the prior year. Gross margins decreased for the three and six months ended May 31, 2006 due to lower margins in Minnesota, partially offset by an increase in all the other states in Homebuilding Other. Gross profit from land sales were ($20.3) million for the three months ended May 31, 2006, compared to ($1.3) million in the same period last year due primarily to $12.5 million in write-offs of option deposits and pre-acquisition costs related to land under option that we do not intend to purchase for the three months ended May 31, 2006, compared to $0.7 million in write-offs of option deposits and pre-acquisition costs in the same period last year.

The table below indicates the number of homesites owned and homesites to which we have access through option contracts with third parties (“optioned”) or unconsolidated joint ventures (“JVs”) in which we have investments (i.e., controlled homesites) at May 31, 2006 and 2005:

	Owned	Controlled		Total
May 31, 2006		Optioned	JVs
East	41,369	60,291	14,800	116,460
Central	24,922	28,335	33,488	86,745
West	24,387	30,346	46,694	101,427
Other	12,959	13,403	2,091	28,453

Total	103,637	132,375	97,073	333,085

	Owned	Controlled		Total
May 31, 2005		Optioned	JVs
East	26,096	49,119	18,074	93,289
Central	28,136	37,510	27,283	92,929
West	26,239	21,329	38,233	85,801
Other	12,823	9,648	3,576	26,047

Total	93,294	117,606	87,166	298,066

At May 31, 2006, 14% of the homesites we owned were subject to home purchase contracts. At May 31, 2006 and 2005, our backlog of sales contracts was 17,990 homes ($6.5 billion) and 20,536 homes ($7.3 billion), respectively. Although we had higher gross new orders, our net new orders were lower due to higher cancellation rates primarily resulting from speculators exiting the market and changing homebuyer sentiment.

Financial Services Segment

The following table presents selected financial data related to our Financial Services segment for the periods indicated:

	Three Months Ended May 31,		Six Months Ended May 31,
(Dollars in thousands)	2006	2005	2006	2005
Revenues	$162,201	131,659	294,142	247,452
Costs and expenses	127,610	112,696	248,926	212,203

Operating earnings from continuing operations	$34,591	18,963	45,216	35,249

Dollar value of mortgages originated	$2,728,000	2,155,000	4,725,000	3,928,000

Number of mortgages originated	10,900	10,300	19,100	18,600

Mortgage capture rate of Lennar homebuyers	64%	68%	63%	69%

Number of title and closing service transactions	43,000	47,300	77,700	87,500

Number of title policies issued	53,300	44,900	95,000	87,400

(2) Financial Condition and Capital Resources

At May 31, 2006, we had cash related to our homebuilding and financial services operations of $316.0 million, compared to $170.9 million at May 31, 2005. We finance our land acquisition and development activities, construction activities, financial services activities and general operating needs primarily with cash generated from our operations and public debt issuances, as well as cash borrowed under our unsecured credit facility (the “Credit Facility”), issuances of commercial paper and warehouse lines of credit.

Operating Cash Flow Activities

In the six months ended May 31, 2006, cash used in operating activities totaled $610.2 million, compared to $524.5 million in the same period last year. During the six months ended May 31, 2006, cash used in operating activities consisted primarily of an increase in inventories, resulting from increased homes under construction and increased land under development, and a decrease in accounts payable and other liabilities, partially offset by net earnings, distributions of earnings from unconsolidated entities and a decrease in receivables.

Investing Cash Flow Activities

Cash used in investing activities totaled $310.1 million in the six months ended May 31, 2006, compared to $315.2 million in the same period last year. In the six months ended May 31, 2006, we contributed $404.9 million of cash to unconsolidated entities, compared to $402.8 million in the same period last year. In addition, we used $33.3 million of cash for acquisitions during the six months ended May 31, 2006, compared to $107.1 million during the same period last year. We are always looking at the possibility of acquiring homebuilders and other companies. However, at May 31, 2006, we had no agreements or understandings regarding any significant transactions. The usage of cash was partially offset by $156.9 million in distributions of capital from unconsolidated entities during the six months ended May 31, 2006, compared to $218.3 million in the same period last year.

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

	May 31,
(Dollars in thousands)	2006	2005
Homebuilding debt	$2,908,296	2,337,436
Stockholders’ equity	5,766,219	4,267,486

Total capital	$8,674,515	6,604,922

Homebuilding debt to total capital	33.5%	35.4%

The decrease in the ratio primarily resulted from our accumulated earnings, partially offset by repurchases of our common stock, subsequent to May 31, 2005. In addition to the use of capital in our homebuilding and financial services operations, we actively evaluate various other uses of capital, which fit into our homebuilding and financial services strategies and appear to meet our profitability and return on capital requirements. This may include acquisitions of, or investments in, other entities, the payment of dividends or repurchases of our outstanding common stock or debt. These activities may be funded through any combination of our credit facilities, issuances of commercial paper, cash generated from operations, sales of assets or the issuance of public debt, common stock or preferred stock.

Our average debt outstanding was $4.2 billion for the six months ended May 31, 2006, compared to $2.4 billion last year. The average rate for interest incurred was 5.5% for the six months ended May 31, 2006, compared to 6.1% for the same period last year. Interest incurred for the six months ended May 31, 2006 was $120.0 million, compared to $77.5 million last year. The majority of our short-term financing needs, including financing for land acquisition and development activities and general operating needs, are met with cash generated from operations, funds available under our unsecured credit facility (the “Credit Facility”) and issuances of commercial paper. In January 2006, we increased our Credit Facility to $2.2 billion, by accessing its accordion feature. In March 2006, we amended certain terms of our Credit Facility to provide that proceeds from our Credit Facility may be used to repay amounts outstanding under our commercial paper program, which is described below. Our Credit Facility is guaranteed by substantially all of our subsidiaries other than finance company subsidiaries (which include mortgage and title insurance subsidiaries). Interest rates on outstanding borrowings are LIBOR-based, with margins determined based on changes in our leverage ratio and credit ratings, or an alternate base rate, as described in the credit agreement. The average daily borrowings under our Credit Facility during the six months ended May 31, 2006 were $773.7 million.

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

At May 31, 2006, we had letters of credit outstanding in the amount of $1.3 billion, which includes $188.1 million outstanding under the LC Facility. The majority of these letters of credit are posted with regulatory bodies to guarantee our performance of certain development and construction activities or are posted in lieu of cash deposits on option contracts. Of our total letters of credit outstanding, $368.2 million were collateralized against certain borrowings available under the Credit Facility.

In March 2006, we initiated a commercial paper program (the “Program”) under which we may, from time-to-time, issue short-term unsecured notes in an aggregate amount not to exceed $2.0 billion. We anticipate that this program will allow us to obtain more favorable short-term borrowing rates than we would obtain otherwise. The Program is exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 3(a)(3) of such act. Issuances under the Program are guaranteed by all of our wholly-owned subsidiaries that are also guarantors of our Credit Facility. The average daily borrowings under the Program from its inception to May 31, 2006 were $448.6 million.

In 2006, substantially all the outstanding Convertible Notes were converted by the noteholders into 4.9 million Class A common shares. The Convertible Notes were convertible at a rate of 14.2 shares of our Class A common stock per $1,000 principal amount at maturity. Convertible Notes not converted by the noteholders were not material and were redeemed by us on April 4, 2006. The redemption price was $468.10 per $1,000 principal amount at maturity, which represented the original issue price plus accrued original issue discount to the redemption date.

In April 2006, we sold $250 million of 5.95% senior notes due 2011 and $250 million of 6.50% senior notes due 2016 (collectively, the “Senior Notes”) at a price of 99.766% and 99.873%, respectively, in a private placement. Proceeds from the offering of the Senior Notes, after initial purchaser’s discount and expenses, were $248.7 million and $248.9 million, respectively. The proceeds of the issuance were added to our working capital to be used for general corporate purposes. Interest on the Senior Notes is due semi-annually. The Senior Notes are unsecured and unsubordinated, and substantially all of our subsidiaries other than finance company subsidiaries guarantee the Senior Notes.

At May 31, 2006, our Financial Services segment had warehouse lines of credit totaling $1.4 billion to fund its mortgage loan activities. Borrowings under the facilities were $1.2 billion at May 31, 2006. The warehouse lines of credit mature in August 2006 ($700 million) and in April 2008 ($670 million), at which time we expect the facilities to be renewed. At May 31, 2006, we had advances under a conduit funding agreement amounting to $11.1 million. We also had a $25 million revolving line of credit with a bank that matures in August 2006, at which time we expect the line of credit to be renewed. Borrowings under the line of credit were $23.8 million at May 31, 2006.

Changes in Capital

In June 2001, our Board of Directors authorized a stock repurchase program to permit the purchase of up to 20 million shares of our outstanding common stock. During the three and six months ended May 31, 2006, we repurchased a total of 4.6 million of our outstanding Class A common stock under our stock repurchase program for an aggregate purchase price of $247.7 million, or $54.40 per share, compared to 2.4 million and 4.4 million shares, respectively, at an aggregate purchase price of $126.9 million, or $52.36 per share, and $232.2 million, or $53.26 per share, respectively, for the same periods last year. During the three and six months ended May 31, 2006, we repurchased a total of 0.4 million shares of our outstanding Class B common stock under our stock repurchase program for an aggregate purchase price of $21.7 million, or $48.56 per share, compared to no stock repurchases of Class B common stock for the same periods last year. As of May 31, 2006, 7.4 million shares of common stock can be repurchased in the future under the program.

On May 15, 2006, we paid cash dividends of $0.16 per share for both our Class A and Class B common stock to holders of record at the close of business on May 5, 2006, as declared by our Board of Directors on March 30, 2006. On June 28, 2006, our Board of Directors declared a quarterly cash dividend of $0.16 per share for both our Class A and Class B common stock payable on August 15, 2006 to holders of record at the close of business on August 4, 2006.

In recent years, we have sold convertible and non-convertible debt into public markets, and at May 31, 2006, we had shelf registration statements effective under the Securities Act of 1933, as amended, under which we could sell to the public up to $1.0 billion of debt securities, common stock, preferred stock or other securities and could issue up to $400 million of equity or debt securities in connection with acquisitions of companies or interests in companies, businesses or assets.

Based on our current financial condition and credit relationships, we believe that our operations and borrowing resources will provide for our current and long-term capital requirements at our anticipated levels of growth.

Off-Balance Sheet Arrangements

We strategically invest in unconsolidated entities that acquire and develop land (1) for our homebuilding operations or for sale to third parties or (2) for the construction of homes for sale to third-party homebuyers. Through these entities, we reduce and share our risk by limiting the amount of our capital invested in land, while increasing access to potential future homesites and allowing us to participate in strategic ventures. The use of these entities also, in some instances, enables us to acquire land to which we could not otherwise obtain access, or could not obtain access on as favorable terms, without the participation of a strategic partner. Our partners in these JVs are land sellers, other homebuilders and financial or strategic partners.

At May 31, 2006, we had equity investments in approximately 250 unconsolidated entities. Our investments in unconsolidated entities generally fall into two categories, land development ventures and homebuilding ventures.

Our investments in unconsolidated entities by type of venture were as follows:

(In thousands)	May 31, 2006	November 30, 2005
Land development	$1,191,009	1,082,101
Homebuilding	259,690	200,585

Total investment	$1,450,699	1,282,686

Although the strategic purposes of our ventures and the nature of our venture partners vary, the ventures are generally designed to acquire, develop and/or sell specific assets during a limited life-time. The ventures are typically structured through non-corporate entities in which control is shared with our venture partners. Each JV is unique in terms of its funding requirements and liquidity needs. We and the other venture participants typically make pro-rata cash contributions to the JV. In many cases, our risk is limited to our equity contribution and we do not assume obligations to provide additional funding. The capital contributions usually coincide in time with the acquisition of properties by the venture. Additionally, most ventures obtain third-party debt to fund the majority of the acquisition, development and construction costs of their communities. The venture agreements usually permit, but do not require, the ventures to make additional capital calls in the future, but only with the consent of all participants.

At May 31, 2006, the unconsolidated entities in which we had investments had total assets of $10.1 billion and total liabilities of $6.2 billion, which included $4.9 billion of notes and mortgages payable. These unconsolidated entities usually finance their activities with a combination of investor equity and debt financing. As of May 31, 2006, investor equity of these entities comprised 44% of their total capital. In some instances, we and our partners have guaranteed debt of certain unconsolidated entities.

At May 31, 2006, our pro rata portion of these guarantees was $1.2 billion, of which $982.1 million were maintenance guarantees and $208.1 million were repayment guarantees. As of May 31, 2006, the fair market values of the maintenance guarantees and repayment guarantees were not material. In addition, we and/or our partners occasionally grant liens on our respective interests in a joint venture in order to help secure a loan to that joint venture. When we and/or our partners provide guarantees, the unconsolidated entity generally receives more favorable terms from its lenders than would otherwise be available to it. In a repayment guarantee, we and our venture partners guarantee repayment of a portion or all of the debt in the event of a default before the lender would have to exercise its rights against the collateral. The maintenance guarantees only apply if an unconsolidated entity defaults on its loan arrangements and the value of the collateral (generally land and improvements) is less than a specified percentage of the loan balance. If we are required to make a payment under a maintenance guarantee to bring the value of the collateral above the specified percentage of the loan balance, the payment would constitute a capital contribution or loan to the unconsolidated entity and increase our share of any funds the unconsolidated entity distributes. At May 31, 2006, there were no assets held as collateral that, upon the occurrence of any triggering event or condition under a guarantee, we could obtain and liquidate to recover all or a portion of the amounts to be paid under a guarantee.

Under the terms of our venture agreements, we generally have the right to share in earnings and distributions of the entities on a pro-rata basis based on our ownership percentage. Some venture agreements provide for a different allocation of profit and cash distributions if and when the cumulative results of the venture exceed specified targets (such as a specified internal rate of return). We do not include in our equity in earnings from unconsolidated entities our pro-rata share of unconsolidated entities’ earnings resulting from land sales to our homebuilding divisions. Instead, we account for those earnings as a reduction of our costs of purchasing the land from the unconsolidated entities. This in effect defers recognition of our share of the unconsolidated entities’ earnings related to these sales until we deliver a home and title passes to a homebuyer.

In some instances, we are designated as the manager of the unconsolidated entity and receive fees for such services. In addition, we often enter into option contracts to acquire properties from our JVs for market prices at specified dates in the future. Option contracts generally require us to make deposits using cash or irrevocable letters of credit toward the exercise price. These option deposits are generally between 10% and 15% of the exercise price.

We regularly monitor the results of our unconsolidated JVs and any trends that may affect their future liquidity or results of operations. Unconsolidated entities in which we have investments are subject to a variety of financial and non-financial debt covenants related primarily to equity maintenance, fair value of collateral and minimum homesite takedown or sale requirements. We monitor the performance of unconsolidated entities in which we have investments on a regular basis to assess compliance with debt covenants. For those unconsolidated entities not in compliance with the debt covenants, we evaluate and assess possible impairment of our investment. As of May 31, 2006, substantially all of our unconsolidated JVs were in compliance with their debt covenants in all material respects. Based on our most recent evaluation, we believe that our investment in unconsolidated entities is fully recoverable and it is unlikely that we will be called to perform on any of our guarantees. However, we and other homebuilders have begun to experience slowdowns in demand for homes in certain markets and have increased sales incentives to maintain sales volumes. We will continue to monitor our investments and the recoverability of assets owned by the ventures.

Our arrangements with unconsolidated entities generally do not restrict our activities or those of the other participants. However, in certain instances we agree not to engage in some types of activities that may be viewed as competitive with the activities of these ventures in the localities where the unconsolidated entities do business.

As discussed above, the unconsolidated entities in which we invest generally supplement equity contributions with third-party debt to finance their activities. In many instances, the debt financing is non-recourse, thus neither we nor the other equity partners are a party to the debt instruments. In other cases, we and the other partners agree to provide credit support in the form of repayment or maintenance guarantees.

Material contractual obligations of our unconsolidated JVs primarily relate to the debt obligations described above. The unconsolidated entities generally do not enter into lease commitments because the entities are managed either by us, or another of the venture participants, who supply the necessary facilities and employee services in exchange for market-based management fees. However, they do enter into management contracts with the participants who manage them. Some entities also enter into agreements with developers, which may be us or other venture participants, to develop raw land into finished homesites or to build homes.

The entities often enter into option agreements with buyers, which may include us or other venture participants, to deliver homesites or parcels in the future at market prices. Option deposits are recorded by the entities as liabilities until the exercise dates at which time the deposit and remaining exercise proceeds are recorded as revenue. Any forfeited deposit is recognized as revenue at the time of forfeiture. Our unconsolidated JVs generally do not enter into off balance sheet arrangements.

Our investment in unconsolidated entities has grown in recent years primarily due to (1) our participation in a larger number of ventures in order to increase the number of homesites we have access to while minimizing capital requirements and mitigating market risk and (2) the increase in land prices in recent years.

As described above, the liquidity needs of unconsolidated entities in which we have investments vary on an entity-by-entity basis depending on each entity’s purpose and the stage in its life cycle. During formation and development activities, the entities generally require cash, which is provided through a combination of equity contributions and debt financing, to fund acquisition and development of properties. As the properties are completed and sold, cash generated is available to repay debt and for distribution to the entity’s members. Thus, the amount of cash available for an entity to distribute at any given time is a function of the scope of the entity’s activities and the stage in the entity’s life cycle.

We track our share of cumulative earnings and cumulative distributions of our JVs. Cumulative distributions are treated as returns on capital to the extent of accumulated earnings. Cumulative distributions in excess of our share of cumulative earnings are treated as returns of capital. Returns of capital and returns on capital are separately identified and reported in our consolidated statements of cash flows.

Contractual Obligations and Commercial Commitments

During the second quarter of 2006, our obligations related to our homebuilding debt changed. In particular, in 2006, all of our outstanding 5.125% zero-coupon convertible senior subordinated notes due 2021 were converted by noteholders to shares or redeemed, we issued $250 million of 5.95% senior notes due 2011 and issued $250 million of 6.50% senior notes due 2016 as discussed under “Financing Cash Flow Activities.” The following summarizes our contractual debt obligations at May 31, 2006:

	Payments Due by Period
Contractual Obligations (In thousands)	Total	Six months ending November 30, 2006	December 1, 2006 through November 30, 2007	December 1, 2007 through November 30, 2009	December 1, 2009 through November 30, 2011	Thereafter

Homebuilding - Senior notes and other debts payable	$2,908,296	214,935	212,378	587,178	549,155	1,344,650
Financial Services - Notes and other debts payable (including limited-purpose finance subsidiaries)	1,232,471	1,232,202	107	154	8	—
Interest commitments under interest-bearing debt	938,491	89,960	151,799	266,547	197,657	232,528

Total contractual cash obligations related to debt	$5,079,258	1,537,097	364,284	853,879	746,820	1,577,178

We are subject to the usual obligations associated with entering into contracts (including option contracts) for the purchase, development and sale of real estate in the routine conduct of our business. Option contracts for the purchase of land generally enable us to defer acquiring portions of properties owned by third parties and unconsolidated entities until we are ready to build homes on them. This reduces our financial risk associated with land holdings. At May 31, 2006, we had access to 229,448 homesites through option contracts with third parties and unconsolidated entities in which we have investments. At May 31, 2006, our exposure to loss related to our option contracts with third parties and unconsolidated entities represented our non-refundable option deposits and advanced costs totaling $851.6 million. At May 31, 2006, we had letters of credit posted in lieu of cash deposits in the amount of $465.6 million.

We are committed, under various letters of credit, to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit under these arrangements totaled $1.3 billion at May 31, 2006. Additionally, we had outstanding performance and surety bonds related to site improvements at various projects with estimated costs to complete of $1.8 billion. We do not believe there will be any draws upon these bonds, but if there were any, they would not have a material effect on our financial position, results of operations or cash flows.

Our Financial Services segment had a pipeline of loan applications in process of $4.2 billion at May 31, 2006. To minimize credit risk, we use the same credit policies in the approval of our commitments as are applied to our lending activities. Loans in process for which interest rates were committed to the borrowers totaled $536.3 million as of May 31, 2006. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers, the total commitments do not necessarily represent future cash requirements.

Our Financial Services segment uses mandatory mortgage-backed securities (“MBS”) forward commitments and MBS option contracts to hedge its interest rate exposure during the period from when it extends an interest rate lock to a loan applicant until the time at which the loan is sold to an investor. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk is managed by entering into MBS forward commitments and MBS option contracts only with investment banks with primary dealer status and loan sales transactions with permanent investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair market value. At May 31, 2006, we had open commitments amounting to $459.0 million to sell MBS with varying settlement dates through August 2006.

(3) New Accounting Pronouncements

See Note 16 of our condensed consolidated financial statements included under Item 1 of this document for a discussion on new accounting pronouncements applicable to our company.

(4) Critical Accounting Policies

Prior to December 1, 2005, we accounted for stock option awards granted under our share-based payment plans in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”). Share-based employee compensation expense was not recognized in our consolidated statements of earnings prior to December 1, 2005, as all stock option awards granted under the plans had an exercise price equal to or greater than the market value of the common stock on the date of the grant. Effective December 1, 2005, we adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”) using the modified-prospective-transition method. Under this transition method, compensation expense recognized during the three and six months ended May 31, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of, December 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to December 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified-prospective-transition method, results for prior periods have not been restated. The adoption of SFAS 123R resulted in a charge to net earnings of $0.03 per share diluted and $0.05 per share diluted, respectively, for the three and six months ended May 31, 2006.

The calculation of share-based employee compensation expense involves estimates that require management’s judgments. These estimates include the fair value of each of our stock option awards, which are estimated on the date of grant using a Black-Scholes option-pricing model as discussed in Note 13 of our condensed consolidated financial statements included under Item 1 of this document. The fair value of our stock option awards, which are subject to graded vesting, is expensed on a straight-line basis over the vesting life of the options. Expected volatility is based on an average of (1) historical volatility of our stock and (2) implied volatility from traded options on our stock. The risk-free rate for periods within the contractual life of the stock option award is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the stock option award is granted with a maturity equal to the expected term of the stock option award granted. We use historical data to estimate stock option exercises and forfeitures within our valuation model. The expected life of stock option awards granted is derived from historical exercise experience under our share-based payment plans and represents the period of time that stock option awards granted are expected to be outstanding.

We believe that there have been no other significant changes to our critical accounting policies during the six months ended May 31, 2006 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended November 30, 2005.

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

During the second quarter of 2006, our market risks related to our homebuilding debt changed. In particular, in 2006, all of our outstanding 5.125% zero-coupon convertible senior subordinated notes due 2021 were converted by noteholders to shares or redeemed, we issued $250 million of 5.95% senior notes due 2011 and issued $250 million of 6.50% senior notes due 2016 as discussed under “Financing Cash Flow Activities.”

The following table provides information at May 31, 2006 about our significant derivative financial instruments and fixed and variable rate debt instruments that are sensitive to changes in interest rates. For homebuilding and financial services debt, the table presents principal cash flows and related weighted average effective interest rates by expected maturity dates and estimated fair market values at May 31, 2006. Weighted average variable interest rates are based on the variable interest rates at May 31, 2006. For interest rate swaps, the table presents notional amounts and weighted average interest rates by contractual maturity dates and estimated fair market values at May 31, 2006. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contracts. Our limited-purpose finance subsidiaries have placed mortgages and other receivables as collateral for various long-term financings. These limited-purpose finance subsidiaries pay the principal of, and interest on, these financings almost entirely from the cash flows generated by the related pledged collateral and are excluded from the following table.

Information Regarding Interest Rate Sensitivity

Principal (Notional) Amount by

Expected Maturity and Average Interest Rate

May 31, 2006

	Six months ending November 30, 2006	Years Ending November 30,					Thereafter	Total	Fair Market Value at May 31, 2006
(Dollars in millions)		2007	2008	2009	2010	2011
LIABILITIES
Homebuilding:
Senior notes and other debts payable:
Fixed rate	$29.9	12.4	6.0	277.2	299.7	249.4	1,344.7	2,219.3	2,173.7
Average interest rate	2.3%	2.3%	6.9%	7.6%	5.1%	6.0%	5.8%	—	—
Variable rate	$185.0	200.0	—	304.0	—	—	—	689.0	688.7
Average interest rate	5.8%	5.7%	—	5.7%	—	—	—	—	—
Financial services:
Notes and other debts payable:
Variable rate	$1,232.2	0.1	0.1	0.1	—	—	—	1,232.5	1,232.5
Average interest rate	5.9%	5.8%	5.2%	4.4%	—	—	—	—	—
OTHER FINANCIAL INSTRUMENTS
Homebuilding liabilities:
Interest rate swaps:
Variable to fixed – notional amount	$—	130.3	69.7	—	—	—	—	200.0	3.3
Average pay rate	—	6.8%	6.8%	—	—	—	—	—	—
Average receive rate	—	LIBOR	LIBOR	—	—	—	—	—	—

Item 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter that ended on May 31, 2006. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of May 31, 2006 to ensure that the information included in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

As described in Note 1 to our condensed consolidated financial statements, subsequent to the issuance of our condensed consolidated financial statements for the quarterly period ended February 28, 2006, we expanded our disclosure of our homebuilding reportable segments in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures About Segments of an Enterprise and Related Information. We had

historically aggregated our homebuilding operating segments into a single, national reportable segment, but are in the process of restating the segment disclosure in our Annual Report on Form 10-K for the year ended November 30, 2005 and our Quarterly Report on Form 10-Q for the period ended February 28, 2006 to include three homebuilding reportable segments. We have also restated the segment information in this Report for the three and six months ended May 31, 2005 (see Note 3). Our management, including our Chief Executive Officer and Chief Financial Officer, were aware when they evaluated our disclosure controls and procedures as of the end of the period covered by this Report that we would be restating the segment disclosure in our financial statements, and determined that this does not change their conclusion that at May 31, 2006, our disclosure controls and procedures were effective to ensure that the information included in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The treatment of our homebuilding business as a single, national reportable segment was in accordance with the practice followed by substantially all the large, geographically diverse homebuilders that file reports with the SEC. The restatement represents a change in judgment as to the application of SFAS 131. The change in the way we report segment information did not affect our previously reported consolidated financial position, results of operations or cash flows.

We had previously included in the description of our business and in our Management’s Discussion and Analysis of Financial Condition and Results of Operations some information, which is not subject to SFAS 131, on the basis of purely geographic regions, without taking account of other factors that affect what are appropriate reportable segments under SFAS 131. We are now presenting that information on the basis of the same regions we are using to report segment information, so that all regional information in our reports will be presented on the basis of the same regions. However, we are doing that for the purpose of consistency, not because our management has concluded that presenting information on the prior basis had not been appropriate. Therefore, our management does not believe the fact that we have changed the basis on which we are presenting information that is not subject to SFAS 131 indicates that our disclosure controls and procedures were not effective to ensure that the information included in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Our CEO and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2006. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Not applicable

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for our fiscal year ended November 30, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In June 2001, our Board of Directors authorized a stock repurchase program to permit the purchase of up to 20 million shares of our outstanding common stock. During the three months ended May 31, 2006, we repurchased the following shares of our Class A and Class B common stock, (amounts in thousands, except per share amounts):

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased Under Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
	Class		Class
	A	B	A	B
March 1, 2006 to March 31, 2006	100	—	$60.43	—	100	12,350
April 1, 2006 to April 30, 2006	1,980	68	56.94	51.45	2,048	10,302
May 1, 2006 to May 31, 2006*	2,475	379	52.13	48.04	2,852	7,450

Total	4,555	447	$54.40	48.56	5,000

*	The May 2006 share repurchases include 2 shares of Class A common stock, which represent share reacquisitions related to distributions of common stock from our deferred compensation plan and were not repurchased as part of our publicly announced stock repurchase program.

Item 3. Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

The following matters were resolved by vote at the March 30, 2006 annual meeting of stockholders of Lennar Corporation:

(1) The following members of the Board of Directors were re-elected to hold office until 2009:

	Votes For	Votes Withheld
Steven L. Gerard	379,542,356	41,890,852
Sidney Lapidus	419,751,967	1,681,241

(2) Stockholders did not approve a stockholder proposal regarding declassifying the Board of Directors. The results of the vote were as follows:

Votes For	Votes Against	Votes Abstaining	Broker Non-votes
80,020,803	255,918,898	9,060,072	76,433,435

(3) Stockholders did not approve a stockholder proposal regarding indexed options. The results of the vote were as follows:

Votes For	Votes Against	Votes Abstaining	Broker Non-votes
24,060,935	311,623,459	9,315,379	76,433,435

Item 5. Not applicable

Item 6. Exhibits

31.1	Rule 13a-14(a) certification by Stuart A. Miller, President and Chief Executive Officer.

31.2	Rule 13a-14(a) certification by Bruce E. Gross, Vice President and Chief Financial Officer.

32	Section 1350 certifications by Stuart A. Miller, President and Chief Executive Officer, and Bruce E. Gross, Vice President and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

Lennar Corporation
(Registrant)

Date: July 17, 2006	/s/ Bruce E. Gross
Bruce E. Gross
Vice President and
Chief Financial Officer

Date: July 17, 2006	/s/ Diane J. Bessette
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