Form 10-K/A
period 2005-11-30
LENNAR CORP /NEW/
filed 2006-08-08
CIK 920760

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

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☒    NO  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the registrant’s Class A and Class B common stock held by non-affiliates of the registrant (118,606,859 Class A shares and 11,248,552 Class B shares) as of May 31, 2005, based on the closing sale price per share as reported by the New York Stock Exchange on such date, was $7,484,881,075.

As of January 31, 2006, the registrant had outstanding 125,989,769 shares of Class A common stock and 32,823,187 shares of Class B common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Related Section	Documents
III	Definitive Proxy Statement filed pursuant to Regulation 14A on February 28, 2006.

Explanatory Paragraph

This Annual Report on Form 10-K/A is filed for the purpose of restating Note 4 in the Notes to Consolidated Financial Statements for the years ended November 30, 2005, 2004 and 2003, which includes expanded reportable segment footnote disclosure related to our homebuilding operations. The restatement has no impact on our consolidated balance sheets as of November 30, 2005 and 2004, or consolidated statements of earnings and related earnings per share amounts, consolidated statements of cash flows or consolidated statements of stockholders’ equity for the years ended November 30, 2005, 2004 and 2003. Conforming changes have been made to the Business section in Item 1, Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and our Controls and Procedures discussion in Item 9A of this Form 10-K/A. See Note 4 in the Notes to Consolidated Financial Statements for further information relating to the restatement. This Form 10-K/A has not been updated for events or information subsequent to the date of filing of the original Form 10-K, except in connection with the foregoing.

PART I

Item 1. Business.

Overview of Lennar Corporation

We are one of the nation’s largest homebuilders and a provider of financial services. Our homebuilding operations include the sale and construction of single-family attached and detached homes, as well as the purchase, development and sale of residential land directly and through unconsolidated entities in which we have investments. We have grouped our homebuilding activities into three reportable segments, which we refer to as Homebuilding East, Homebuilding Central and Homebuilding West. Information about homebuilding activities in states that do not have economic characteristics that are similar to those in other states in the same geographic area is grouped under “Homebuilding Other.” Our reportable homebuilding segments and Homebuilding Other have divisions located in the following states:

East: Florida, Maryland, New Jersey and Virginia

Central: Arizona, Colorado and Texas

West: California and Nevada

Other: Illinois, Minnesota, New York, North Carolina and South Carolina

Our Financial Services segment provides mortgage financing, title insurance, closing services and insurance agency services for both buyers of our homes and others. We sell substantially all of the loans that we originate in the secondary mortgage market. Our Financial Services segment also provides high-speed Internet and cable television services to residents of our communities we develop and others. Our Financial Services segment operates generally in the same markets as our homebuilding segments, as well as other states. For financial information about both our homebuilding and financial services segments, you should review our consolidated financial statements and the notes to our consolidated financial statements, which are included in Item 8 of this document.

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

The table below indicates the number of homesites owned and homesites to which we had access through option contracts with third parties (“optioned”) or unconsolidated joint ventures in which we have investments (“JVs”) (i.e., controlled homesites) at November 30, 2005 and 2004:

		Controlled
November 30, 2005	Owned	Optioned	JVs	Total
East	39,259	60,954	15,930	116,143
Central	27,704	29,794	31,284	88,782
West	24,477	26,345	45,609	96,431
Other	11,247	9,920	2,283	23,450

Total	102,687	127,013	95,106	324,806

		Controlled
November 30, 2004	Owned	Optioned	JVs	Total
East	20,784	44,118	18,015	82,917
Central	30,094	29,458	22,201	81,753
West	26,377	11,168	31,192	68,737
Other	10,485	9,170	3,005	22,660

Total	87,740	93,914	74,413	256,067

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

Deliveries

The table below indicates the number of deliveries for each of our homebuilding segments and Homebuilding Other during our last three fiscal years:

	2005	2004	2003
Homebuilding East	11,220	10,438	9,541
Homebuilding Central	15,448	13,126	11,588
Homebuilding West	11,731	9,079	7,579
Homebuilding Other	3,960	3,561	3,472

Total	42,359	36,204	32,180

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

The table below indicates the backlog dollar value for each of our homebuilding segments and Homebuilding Other as of the end of our last three fiscal years:

(In thousands)	2005	2004	2003
Homebuilding East	$2,774,396	2,104,959	1,475,251
Homebuilding Central	1,210,257	911,303	752,551
Homebuilding West	2,374,646	1,597,185	1,290,608
Homebuilding Other	524,939	441,826	368,890

Total	$6,884,238	5,055,273	3,887,300

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

Competition

The residential homebuilding industry is highly competitive. We compete for homebuyers in each of markets where we operate with numerous national, regional and local homebuilders, as well as with resales of existing homes and with the rental housing market. We compete for homebuyers on the basis of a number of interrelated factors including location, price, reputation, amenities, design, quality and financing. In addition to competition for homebuyers, we also compete with other homebuilders for desirable properties, raw materials and reliable, skilled labor. We compete for land buyers with third parties in our efforts to sell land to homebuilders and others. We believe we are competitive in the markets where we operate primarily due to our:

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

Our senior unsecured credit facility consists of a $1.7 billion revolving credit facility maturing in June 2010 and includes access to an additional $500 million via an accordion feature, under which the facility may be increased to $2.2 billion, subject to additional commitments. In January 2006, we increased the commitment under the credit facility to $2.2 billion via access of the accordion feature. Also, our Financial Services segment has warehouse lines of credit totaling $1.3 billion, with borrowings under these lines of credit totaling $1.2 billion at November 30, 2005. These warehouse lines of credit mature in 2006 and 2007. We cannot assure that we will be able to extend or renew these debt arrangements on terms acceptable to us, or at all. If we are unable to renew or extend these debt arrangements, it could adversely affect our liquidity and capital resources.

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

Mr. Jaffe has been a Vice President since 1994 and has served as our Chief Operating Officer since December 1, 2004. Prior to that time, Mr. Jaffe served as a Regional President in our Homebuilding Operations. Additionally, prior to his appointment as Chief Operating Officer, Mr. Jaffe was one of our Directors from 1997 through June 2004.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Class A and Class B common stock are listed on the New York Stock Exchange under the symbols “LEN” and “LEN.B,” respectively. The following table shows the high and low sales prices for our Class A and Class B common stock for the periods indicated, as reported by the NYSE, and cash dividends declared per share adjusted for our January 2004 two-for-one stock split:

	Class A Common Stock High/Low Prices		Cash Dividends Per Class A Share
Fiscal Quarter	2005	2004	2005		2004
First	$62.49 – 44.15	$50.90 – 42.55	13 3/4	¢	12 1/2	¢
Second	$62.09 – 50.30	$56.98 – 41.33	13 3/4	¢	12 1/2	¢
Third	$68.86 – 57.46	$46.50 – 40.30	13 3/4	¢	12 1/2	¢
Fourth	$62.78 – 52.34	$48.75 – 41.37	16	¢	13 3/4	¢

	Class B Common Stock High/Low Prices		Cash Dividends Per Class B Share
Fiscal Quarter	2005	2004	2005		2004
First	$57.40 – 40.81	$48.30 – 40.40	13 3/4	¢	12 1/2	¢
Second	$57.07 – 46.90	$53.82 – 38.60	13 3/4	¢	12 1/2	¢
Third	$64.00 – 53.50	$43.20 – 37.40	13 3/4	¢	12 1/2	¢
Fourth	$58.12 – 48.96	$44.99 – 37.70	16	¢	13 3/4	¢

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

Item 6. Selected Financial Data.

The following table sets forth our selected financial and operating information as of or for each of the years ended November 30, 2001 through 2005. The information presented below is based upon Lennar’s historical financial statements, except for the results of operations of a subsidiary of the Financial Services’ title company that was sold in May 2005 and have been classified as discontinued operations. Share and per share amounts have been retroactively adjusted to reflect the effect of our April 2003 10% Class B common stock distribution and our January 2004 two-for-one stock split.

	At or for the Years Ended November 30,
(Dollars in thousands, except per share amounts)	2005	2004 (1)	2003 (1)	2002 (1)	2001 (1)
Results of Operations:
Revenues:
Homebuilding	$13,304,599	10,000,632	8,348,645	6,751,301	5,554,747
Financial services	$562,372	500,336	556,581	482,008	422,149
Total revenues	$13,866,971	10,500,968	8,905,226	7,233,309	5,976,896
Operating earnings from continuing operations:
Homebuilding	$2,277,091	1,548,488	1,164,089	834,056	666,123
Financial services	$104,768	110,731	153,719	126,941	87,669
Corporate general and administrative expenses	$187,257	141,722	111,488	85,958	75,831
Loss on redemption of 9.95% senior notes	$34,908	—	—	—	—
Earnings from continuing operations before provision for income taxes	$2,159,694	1,517,497	1,206,320	875,039	677,961
Earnings from discontinued operations before provision for income taxes (2)	$17,261	1,570	734	670	1,462
Earnings from continuing operations	$1,344,410	944,642	750,934	544,712	416,946
Earnings from discontinued operations	$10,745	977	457	417	899
Net earnings	$1,355,155	945,619	751,391	545,129	417,845
Diluted earnings per share:
Earnings from continuing operations	$8.17	5.70	4.65	3.51	2.72
Earnings from discontinued operations	$0.06	0.00	0.00	0.00	0.01
Net earnings	$8.23	5.70	4.65	3.51	2.73
Cash dividends declared per share – Class A common stock	$0.573	0.513	0.144	0.025	0.025
Cash dividends declared per share – Class B common stock	$0.573	0.513	0.143	0.0225	0.0225
Financial Position:
Total assets (3)	$12,541,225	9,165,280	6,775,432	5,755,633	4,714,426
Debt:
Homebuilding	$2,592,772	2,021,014	1,552,217	1,585,309	1,505,255
Financial services (including limited-purpose finance subsidiaries)	$1,270,438	900,340	740,469	862,618	707,077
Stockholders’ equity	$5,251,411	4,052,972	3,263,774	2,229,157	1,659,262
Shares outstanding (000s)	157,559	156,230	157,836	142,811	140,833
Stockholders’ equity per share	$33.33	25.94	20.68	15.61	11.78
Delivery and Backlog Information (including unconsolidated entities):
Number of homes delivered	42,359	36,204	32,180	27,393	23,899
Backlog of home sales contracts	18,565	15,546	13,905	12,108	8,339
Backlog dollar value	$6,884,238	5,055,273	3,887,300	3,200,206	1,981,632

(1)	In May 2005, the Company sold a subsidiary of the Financial Services’ title company. As a result of the sale, the subsidiary’s results of operations have been reclassified as discontinued operations to conform with the 2005 presentation.

(2)	Earnings from discontinued operations before provision for income taxes includes a gain of $15.8 million for the year ended November 30, 2005 related to the sale of a subsidiary of the Financial Services’ title company.

(3)	As of November 30, 2004, 2003, 2002 and 2001, the Financial Services segment had assets of discontinued operations of $1.0 million, $1.3 million, $0.4 million and $0.4 million, respectively, related to a subsidiary of the Financial Services’ title company that was sold in May 2005.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Financial Data” and our audited consolidated financial statements and accompanying notes included elsewhere in this document.

Restatement of Notes to Financial Statements

The discussion in the Results of Operations section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for the years ended November 30, 2005, 2004 and 2003 reflects a restatement to contain expanded disclosure of reportable segments in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 131. We had historically aggregated our homebuilding operating segments into a single, national reportable segment, but have restated our segment disclosure to include three homebuilding reportable segments for the years ended November 30, 2005, 2004 and 2003 (see Note 4 of the notes to our consolidated financial statements). The restatement has no impact on our consolidated balance sheets as of November 30, 2005 and 2004, or consolidated statements of earnings and related earnings per share amounts, consolidated statements of cash flows or consolidated statements of stockholders’ equity for the years ended November 30, 2005, 2004 and 2003.

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

Results of Operations

Overview

We achieved record revenues, profits and earnings per share from continuing operations in 2005. Our net earnings from continuing operations in 2005 were $1.3 billion, or $8.17 per share diluted ($8.65 per share basic), compared to $944.6 million, or $5.70 per share diluted ($6.08 per share basic), in 2004. The increase in net earnings from continuing operations was attributable to strength in our Homebuilding operations. In particular, both our deliveries and average sales price on homes delivered increased due to strong demand and supply constraints in strategic markets, low interest rates and favorable economic and demographic trends.

Earnings per share amounts for all years have been adjusted to reflect the effect of our April 2003 10% Class B common stock distribution and our January 2004 two-for-one stock split.

The following table sets forth financial and operational information for the years indicated related to our continuing operations. The results of operations of the homebuilders we acquired during these years are included in the tables since the respective dates of the acquisitions.

	Years Ended November 30,
(Dollars in thousands, except average sales price)	2005	2004	2003
Homebuilding revenues:
Sales of homes	$12,711,789	9,559,847	8,040,470
Sales of land	592,810	440,785	308,175

Total homebuilding revenues	13,304,599	10,000,632	8,348,645

Homebuilding costs and expenses:
Cost of homes sold	9,410,343	7,275,446	6,180,777
Cost of land sold	391,984	281,409	234,844
Selling, general and administrative	1,375,480	1,044,483	872,735

Total homebuilding costs and expenses	11,177,807	8,601,338	7,288,356

Equity in earnings from unconsolidated entities	133,814	90,739	81,937
Management fees and other income, net	61,515	69,251	26,817
Minority interest expense, net	45,030	10,796	4,954

Homebuilding operating earnings	2,277,091	1,548,488	1,164,089

Financial services revenues	562,372	500,336	556,581
Financial services costs and expenses	457,604	389,605	402,862

Financial services operating earnings	104,768	110,731	153,719

Total operating earnings	2,381,859	1,659,219	1,317,808
Corporate general and administrative expenses	187,257	141,722	111,488
Loss on redemption of 9.95% senior notes	34,908	—	—

Earnings from continuing operations before provision for income taxes	$2,159,694	1,517,497	1,206,320

Gross margin on home sales	26.0%	23.9%	23.1%

SG&A expenses as a % of revenues from home sales	10.8%	10.9%	10.9%

Operating margin as a % of revenues from home sales	15.2%	13.0%	12.3%

Average sales price	$311,000	272,000	256,000

2005 versus 2004

Revenues from home sales increased 33% in 2005 to $12.7 billion from $9.6 billion in 2004. Revenues were higher primarily due to a 16% increase in the number of home deliveries and a 15% increase in the average sales price of homes delivered in 2005. New home deliveries, excluding unconsolidated entities, increased to 40,882 homes in the year ended November 30, 2005 from 35,189 homes last year. In 2005, new home deliveries were higher in each of our homebuilding segments and Homebuilding Other, compared to 2004. The average sales price of homes delivered increased to $311,000 in the year ended November 30, 2005 from $272,000 in 2004.

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

Operating earnings from continuing operations for the Financial Services segment were $104.8 million in the year ended November 30, 2005, compared to $110.7 million last year. The decrease was primarily due to reduced profitability from the segment’s mortgage operations as a result of a more competitive mortgage environment in 2005, as well as a $6.5 million pretax gain generated from monetizing a majority of the segment’s alarm monitoring contracts in 2004. This decrease was partially offset by improved profitability from the segment’s title operations in 2005. The segment’s mortgage capture rate (i.e., the percentage of our homebuyers, excluding cash settlements, who obtained mortgage financing from us in areas where we offered services) was 66% in the year ended November 30, 2005, compared to 71% 2004. The decrease in the capture rate was a result of a more competitive mortgage environment. During 2005, we sold North American Exchange Company (“NAEC”), a subsidiary of the Financial Services’ title company, which generated a $15.8 million pretax gain.

Corporate general and administrative expenses as a percentage of total revenues were 1.4% and 1.3%, respectively, in the years ended November 30, 2005 and 2004.

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

2004 versus 2003

Revenues from home sales increased 19% in 2004 to $9.6 billion from $8.0 billion in 2003. Revenues were higher primarily due to a 12% increase in the number of home deliveries and a 6% increase in the average sales price of homes delivered in 2004. New home deliveries, excluding unconsolidated entities, increased to 35,189 homes in the year ended November 30, 2004 from 31,412 homes in 2003. In 2004, new home deliveries were higher in each of our homebuilding segments and Homebuilding Other, compared to 2003. The average sales price of homes delivered increased to $272,000 in the year ended November 30, 2004 from $256,000 in 2003.

Gross margins on home sales were $2.3 billion, or 23.9%, in 2004, compared to $1.9 billion, or 23.1%, in 2003. Margins were positively impacted by an improvement in our Homebuilding East and Homebuilding West segments. This improvement was primarily attributable to favorable pricing conditions, particularly in our land-constrained markets, as well as a change in product mix. This improvement was partially offset by warranty expense related to the resolution of a dispute.

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

Operating earnings from continuing operations from our Financial Services segment decreased to $110.7 million in 2004, compared to $153.7 million in 2003. The decrease in operating earnings from continuing operations in 2004 was primarily due to a more competitive mortgage environment and a slowdown in refinance activity, which resulted in reduced profitability from our mortgage and title operations. The decline in operating earnings from continuing operations was partially offset by a $6.5 million gain generated by monetizing the majority of our alarm monitoring contracts in 2004. The segment’s mortgage capture rate (i.e., the percentage of our homebuyers, excluding cash settlements, who obtained mortgage financing from us in areas where we offered services) was relatively consistent in the year ended November 30, 2004, compared to 2003.

Corporate general and administrative expenses as a percentage of total revenues were 1.3% in both the years ended November 30, 2004 and 2003.

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

Homebuilding Segments

Our Homebuilding segments sell and construct homes primarily for first-time, move-up and active adult homebuyers. We sell homes under both our Everything’s Included® and Design StudioSM programs. Our land operations include the purchase, development and sale of land for our homebuilding activities, as well as the sale of land to third parties. In certain circumstances, we diversify our operations through strategic alliances and minimize our risks by investing with third parties in unconsolidated entities.

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

At November 30, 2005, our reportable homebuilding segments and Homebuilding Other consisted of homebuilding divisions located in the following states: East: Florida, Maryland, New Jersey and Virginia. Central: Arizona, Colorado and Texas. West: California and Nevada. Other: Illinois, Minnesota, New York, North Carolina and South Carolina.

The following tables set forth selected financial and operational information related to our homebuilding operations for the years indicated:

Selected Financial and Operational Data

	Years ended November 30,
(In thousands)	2005	2004	2003
Revenues:
Homebuilding East:
Sales of homes	$3,430,903	2,647,294	2,311,145
Sales of land	68,080	98,994	70,028

Total Homebuilding East	3,498,983	2,746,288	2,381,173

Homebuilding Central:
Sales of homes	3,186,870	2,594,321	2,257,264
Sales of land	188,023	113,632	103,283

Total Homebuilding Central	3,374,893	2,707,953	2,360,547

Homebuilding West:
Sales of homes	5,030,190	3,455,703	2,609,081
Sales of land	272,577	201,350	124,461

Total Homebuilding West	5,302,767	3,657,053	2,733,542

Homebuilding Other:
Sales of homes	1,063,826	862,529	862,980
Sales of land	64,130	26,809	10,403

Total Homebuilding Other	1,127,956	889,338	873,383

Total Homebuilding Revenues	$13,304,599	10,000,632	8,348,645

	Years ended November 30,
(In thousands)	2005	2004	2003
Operating Earnings:
Homebuilding East:
Sales of homes	$606,825	374,799	278,331
Sales of land	24,112	43,712	21,629
Equity in earnings from unconsolidated entities	2,213	3,997	8,826
Management fees and other income, net	9,014	33,631	14,639
Minority interest expense, net	(900)	(1,399)	—

Total Homebuilding East	641,264	454,740	323,425

Homebuilding Central:
Sales of homes	$288,723	170,666	184,009
Sales of land	45,623	38,569	19,889
Equity in earnings from unconsolidated entities	15,103	4,672	1,886
Management fees and other income, net	19,395	2,926	2,285
Minority interest income (expense), net	(368)	686	(162)

Total Homebuilding Central	368,476	217,519	207,907

Homebuilding West:
Sales of homes	$983,147	606,390	407,566
Sales of land	132,713	74,677	33,055
Equity in earnings from unconsolidated entities	109,995	82,060	71,655
Management fees and other income, net	32,056	29,078	7,551
Minority interest expense, net	(43,762)	(10,083)	(4,792)

Total Homebuilding West	1,214,149	782,122	515,035

Homebuilding Other:
Sales of homes	$47,271	88,063	117,052
Sales of land	(1,622)	2,418	(1,242)
Equity in earnings (loss) from unconsolidated entities	6,503	10	(430)
Management fees and other income, net	1,050	3,616	2,342

Total Homebuilding Other	53,202	94,107	117,722

Operating Earnings	$2,277,091	1,548,488	1,164,089

Summary of Homebuilding Data

	At or for the Years Ended November 30,
Deliveries	2005	2004	2003
East	11,220	10,438	9,541
Central	15,448	13,126	11,588
West	11,731	9,079	7,579
Other	3,960	3,561	3,472

Total	42,359	36,204	32,180

Of the total home deliveries listed above, 1,477, 1,015 and 768, respectively, represent deliveries from unconsolidated entities for the years ended November 30, 2005, 2004 and 2003.

New Orders
East	11,096	11,550	10,799
Central	15,926	13,626	11,684
West	12,179	8,931	7,601
Other	4,204	3,560	3,439

Total	43,405	37,667	33,523

Of the new orders listed above, 1,254, 1,700 and 1,553, respectively, represent new orders from unconsolidated entities for the years ended November 30, 2005, 2004 and 2003.

Backlog – Homes
East	7,581	7,024	5,850
Central	4,547	3,750	3,169
West	4,883	3,472	3,585
Other	1,554	1,300	1,301

Total	18,565	15,546	13,905

Of the homes in backlog listed above, 1,359, 1,585 and 1,226, respectively, represent homes in backlog from unconsolidated entities at November 30, 2005, 2004 and 2003.

Backlog Dollar Value (In thousands)
East	$2,774,396	2,104,959	1,475,251
Central	1,210,257	911,303	752,551
West	2,374,646	1,597,185	1,290,608
Other	524,939	441,826	368,890

Total	$6,884,238	5,055,273	3,887,300

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

During 2005, we entered metropolitan New York City and the Boston and Reno, Nevada markets and we expanded our presence in all of our homebuilding segments and Homebuilding Other through homebuilding acquisitions. During 2004, we expanded our presence in all of our homebuilding segments through homebuilding acquisitions. During 2003, we expanded our operations in California and South Carolina through homebuilding acquisitions. The results of operations of the acquisitions are included in our results of operations since their respective acquisition dates.

2005 versus 2004

Homebuilding East: Homebuilding revenues increased in 2005, compared to 2004, primarily due to an increase in the number of home deliveries and an increase in the average sales price of homes delivered in all of the states in this segment. Gross margins on home sales were $976.9 million, or 28.5% in 2005, compared to $669.5 million or 25.3% in 2004. Gross margins on home sales increased in 2005 due primarily to higher margins in Florida.

Homebuilding Central: Homebuilding revenues increased in 2005, compared to 2004, primarily due to an increase in the number of home deliveries in all of the states in this segment and an increase in the average sales price of homes delivered in all of the states in this segment, except Texas. Gross margins on home sales were $657.7 million, or 20.6% in 2005, compared to $488.9 million, or 18.8% in 2004. Gross margins on home sales increased in 2005 due to higher margins in all of the states in this segment.

Homebuilding West: Homebuilding revenues increased in 2005, compared to 2004, primarily due to an increase in the number of home deliveries and an increase in the average sales price of homes delivered in all of the states in this segment. Gross margins on home sales were $1.5 billion, or 29.3% in 2005, compared to $935.0 million or 27.1% in 2004. Gross margins on home sales increased in 2005 primarily due to higher margins in California.

Homebuilding Other: Homebuilding revenues increased in 2005, compared to 2004, primarily due to an increase in the number of home deliveries in all of the states in Homebuilding Other, except Illinois, and an increase in the average sales price of homes delivered in all of the states in Homebuilding Other, except Minnesota. Gross margins from home sales were $191.8 million, or 18.0% in 2005, compared to $191.0 million or 22.1% in 2004. Gross margins on home sales decreased in 2005 due to lower margins in Minnesota and Illinois, partially offset by an increase in the Carolinas.

2004 versus 2003

Homebuilding East: Homebuilding revenues increased in 2004, compared to 2003, primarily due to an increase in the number of home deliveries in Florida and an increase in the average sales price of homes delivered in all of the states of this segment. Gross margins on home sales were $669.5 million, or 25.3% in 2004, compared to $542.1 million or 23.5% in 2003. Gross margins on home sales increased in 2004 primarily due to higher margins in Florida.

Homebuilding Central: Homebuilding revenues increased in 2004, compared to 2003, primarily due to an increase in the number of home deliveries in Texas and Arizona. Gross margins on home sales were $488.9 million, or 18.8% in 2004, compared to $446.8 million, or 19.8% in 2003. Gross margins on home sales decreased in 2004 primarily due to lower margins in Colorado.

Homebuilding West: Homebuilding revenues increased in 2004, compared to 2003, primarily due to an increase in the number of home deliveries and an increase in the average sales price of homes delivered in all of the states in this segment. Gross margins on home sales were $935.0 million, or 27.1% in 2004, compared to $661.8 million or 25.4% in 2003. Gross margins on home sales increased in 2004 due to higher margins in the states in this segment.

Homebuilding Other: Homebuilding revenues increased in 2004, compared to 2003, primarily due to an increase in the sales of land. Gross margins from home sales were $191.0 million, or 22.1% in 2004, compared to $209.1 million or 24.2% in 2003. Gross margins on home sales decreased in 2004 due to lower margins in all of the states in Homebuilding Other.

Financial Services Segment

Our Financial Services segment provides mortgage financing, title insurance, closing services and insurance agency services for both buyers of our homes and others. The Financial Services segment sells substantially all of the loans it originates in the secondary mortgage market on a servicing released, non-recourse basis; however, we remain liable for customary representations and warranties related to loan sales. The Financial Services segment also provides high-speed Internet and cable television services to residents of our communities and others. The following table sets forth selected financial and operational information relating to our Financial Services segment. The results of operations of companies we acquired during these years are included in the table since the respective dates of the acquisitions.

	Years Ended November 30,
(Dollars in thousands)	2005	2004	2003
Revenues	$562,372	500,336	556,581
Costs and expenses	457,604	389,605	402,862

Operating earnings from continuing operations	$104,768	110,731	153,719

Dollar value of mortgages originated	$9,509,000	7,517,000	7,603,000

Number of mortgages originated	42,300	37,900	41,000

Mortgage capture rate of Lennar homebuyers	66%	71%	72%

Number of title and closing service transactions	187,700	187,700	245,600

Number of title policies issued	193,900	185,100	175,000

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

During 2005, we entered metropolitan New York City and the Boston and Reno, Nevada markets and we expanded our presence in all of our homebuilding segments and Homebuilding Other through homebuilding acquisitions. The results of operations of these acquisitions are included in our results of operations since their respective acquisition dates. We are always looking at the possibility of acquiring homebuilders and other companies. However, at November 30, 2005, we had no agreements or understandings regarding any significant transactions.

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

(Dollars in thousands)	2005	2004
Homebuilding debt	$2,592,772	2,021,014
Stockholders’ equity	5,251,411	4,052,972

Total capital	$7,844,183	6,073,986

Homebuilding debt to total capital	33.1%	33.3%

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

The following table summarizes our homebuilding senior notes and other debts payable:

	November 30,
(Dollars in thousands)	2005	2004
5.125% zero-coupon convertible senior subordinated notes due 2021	$157,346	274,623
7 5/8% senior notes due 2009	276,299	274,890
5.125% senior notes due 2010	299,715	—
9.95% senior notes due 2010	—	304,009
5.95% senior notes due 2013	345,203	344,717
5.50% senior notes due 2014	247,326	247,105
5.60% senior notes due 2015	502,127	—
Senior floating-rate notes due 2007	200,000	200,000
Senior floating-rate notes due 2009	300,000	300,000
Mortgage notes on land and other debt	264,756	75,670

	$2,592,772	2,021,014

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

At November 30, 2005, our Financial Services segment had warehouse lines of credit totaling $1.3 billion to fund our mortgage loan activities. Borrowings under the facilities were $1.2 billion at November 30, 2005 and were collateralized by mortgage loans and receivables on loans sold but not yet funded by the investor with outstanding principal balances of $1.3 billion. There are several interest rate-pricing options, which fluctuate with market rates. The effective interest rate on the facilities at November 30, 2005 was 5.1%. The warehouse lines of credit mature in August 2006 ($700 million) and April 2007 ($600 million), at which time we expect the facilities to be renewed. At November 30, 2005, we had advances under a conduit funding agreement with a major financial institution amounting to $10.7 million. Borrowings under this agreement are collateralized by mortgage loans and had an effective interest rate of 5.0% at November 30, 2005. We also had a $25 million revolving line of credit with a bank that matures in August 2006, at which time the segment expects the line of credit to be renewed. The line of credit is collateralized by certain assets of the segment and stock of certain title subsidiaries. Borrowings under the line of credit were $23.6 million and had an effective interest rate of 4.9% at November 30, 2005.

We have various interest rate swap agreements, which effectively convert variable interest rates to fixed interest rates on $200 million of outstanding debt related to our homebuilding operations. The interest rate swaps mature at various dates through fiscal 2008 and fix the LIBOR index (to which certain of our debt interest rates are tied) at an average interest rate of 6.8% at November 30, 2005. The net effect on our operating results is that interest on the variable-rate debt being hedged is recorded based on fixed interest rates. Counterparties to these agreements are major financial institutions. At November 30, 2005, the fair market value of the interest rate swaps was a $6.7 million liability. Our Financial Services segment, in the normal course of business, uses derivative financial instruments to reduce its exposure to fluctuations in interest rates. The segment enters into forward commitments and, to a lesser extent, option contracts to protect the value of loans held-for-sale from increases in market interest rates. We do not anticipate that we will suffer credit losses from counterparty non-performance.

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

Most of the entities in which we invest are accounted for by the equity method of accounting. At November 30, 2005, our recorded investment in unconsolidated entities was $1.3 billion and our estimated maximum exposure to loss with regard to unconsolidated entities was our recorded investments in these entities in addition to the exposure under the guarantees discussed below. In many instances, we are appointed as the day-to-day manager of these entities and receive fees for performing this function. During 2005, 2004 and 2003, we received management fees and reimbursement of expenses totaling $58.6 million, $40.6 million and $39.0 million, respectively, from unconsolidated entities in which we had investments. We and/or our partners sometimes obtain options or enter into other arrangements under which we can purchase portions of the land held by the unconsolidated entities. Option prices are generally negotiated prices that approximate fair market value when we receive the options. During 2005,

2004 and 2003, $431.2 million, $547.6 million and $460.5 million, respectively, of the unconsolidated entities’ revenues were from land sales to our homebuilding segments. We do not include in our equity in earnings from unconsolidated entities our pro rata share of unconsolidated entities’ earnings resulting from land sales to our homebuilding segments. Instead, we account for those earnings as a reduction of our cost of purchasing the land from the unconsolidated entities. This in effect defers recognition of our share of the unconsolidated entities’ earnings related to these sales until we deliver a home and title passes to a homebuyer.

Summarized operating results for unconsolidated entities in which we had investments were as follows:

	Years Ended November 30,
(Dollars in thousands)	2005	2004	2003
Revenues	$2,676,628	1,641,018	1,314,674
Costs and expenses	2,020,470	1,199,243	938,981

Net earnings of unconsolidated entities	$656,158	441,775	375,693

Our share of net earnings	$241,631	148,868	148,914
Our share of net earnings – recognized	133,814	90,739	81,937

Our share of net earnings – deferred	$107,817	58,129	66,977

Our investment in unconsolidated entities	$1,282,686	856,422	390,334
Equity of the unconsolidated entities	$3,334,549	1,795,010	885,722

Our investment % in the unconsolidated entities	38.5%	47.7%	44.1%

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

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations at November 30, 2005:

Contractual Obligations	Payments Due by Period
(In thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Homebuilding - Senior notes and other debts payable	$2,592,772	27,631	382,325	930,814	1,252,002
Financial services - Notes and other debts payable (including limited - purpose finance subsidiaries)	1,270,438	1,269,782	—	—	656
Interest commitments under interest bearing debt	768,800	138,135	238,980	167,266	224,419
Operating leases	238,733	77,975	87,424	43,676	29,658

Total contractual cash obligations	$4,870,743	1,513,523	708,729	1,141,756	1,506,735

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

Our Financial Services segment had a pipeline of loans in process totaling approximately $3.7 billion at November 30, 2005. To minimize credit risk, we use the same credit policies in the approval of our commitments as are applied to our lending activities. Loans in process for which interest rates were committed to the borrowers totaled approximately $511.7 million as of November 30, 2005. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers, the total commitments do not necessarily represent future cash requirements.

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS No. 154”). SFAS No. 154, which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, changes the requirements for the accounting and reporting of a change in an accounting principle. The statement requires retrospective application of changes in an accounting principle to prior periods’ financial statements unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 (our fiscal year beginning December 1, 2006). The adoption of SFAS No. 154 is not expected to have a material impact on our financial position, results of operations or cash flows.

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

Information Regarding Interest Rate Sensitivity

Principal (Notional) Amount by

Expected Maturity and Average Interest Rate

November 30, 2005

	Years Ending November 30,							Fair Market Value at November 30, 2005
(Dollars in millions)	2006	2007	2008	2009	2010	Thereafter	Total
ASSETS
Homebuilding:
Investments available-for-sale:
Fixed rate	$—	—	—	—	—	8.9	8.9	8.9
Average interest rate	—	—	—	—	—	7.5%	—	—
Financial services:
Loans held-for-sale, net:
Fixed rate	$—	—	—	—	—	320.5	320.5	320.5
Average interest rate	—	—	—	—	—	6.7%	—	—
Variable rate	$—	—	—	—	—	242.0	242.0	242.0
Average interest rate	—	—	—	—	—	6.2%	—	—
Loans held-for-investment and investments held-to-maturity:
Fixed rate	$105.3	52.0	4.3	0.2	0.8	15.1	177.7	175.9
Average interest rate	6.0%	6.4%	7.6%	11.7%	6.0%	8.6%	—	—
Variable rate	$—	—	—	0.1	0.1	1.7	1.9	1.5
Average interest rate	—	—	—	5.2%	5.2%	5.2%	—	—
LIABILITIES
Homebuilding:
Senior notes and other debts payable:
Fixed rate	$27.6	35.3	50.8	297.7	301.6	1,252.0	1,965.0	2,072.9
Average interest rate	3.8%	6.3%	4.4%	7.6%	5.1%	5.6%	—	—
Variable rate	$—	200.0	96.2	300.0	31.6	—	627.8	628.0
Average interest rate	—	4.9%	6.0%	4.6%	8.7%	—	—	—
Financial services:
Notes and other debts payable:
Variable rate	$1,269.8	—	—	—	—	—	1,269.8	1,269.8
Average interest rate	5.1%	—	—	—	—	—	—	—
OTHER FINANCIAL INSTRUMENTS
Homebuilding liabilities:
Interest rate swaps:
Variable to fixed - notional amount	$—	130.3	69.7	—	—	—	200.0	6.7
Average pay rate	—	6.8%	6.8%	—	—	—	—	—
Average receive rate	—	LIBOR	LIBOR	—	—	—	—

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of November 30, 2005. Our management’s assessment of the effectiveness of our internal control over financial reporting as of November 30, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their updated attestation report which is included herein.

As described in Note 4 to our consolidated financial statements, we have restated Note 4 to the consolidated financial statements included in this Report to report segment information relating to our homebuilding operations on the basis of regions of the country, rather than treating our homebuilding business as a single, national reportable segment. Our management has considered its assessment regarding the effectiveness of our internal control over financial reporting to take account of the restatement, and has concluded that its prior assessment, that our internal control over financial reporting was effective as of November 30, 2005, is correct. This determination was based upon the fact that management believes that our internal control over financial reporting operated in a manner that provided management with a reasonable basis for their original conclusion with respect to reporting segment information.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended November 30, 2005 of the Company and our report dated February 7, 2006 (August 7, 2006 as to the effects of the restatement discussed in Note 4) expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s restated segment disclosures.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Miami, Florida

February 7, 2006

(August 7, 2006 with respect to management’s discussion of the restatement of the financial statements in the second paragraph of

Management’s Annual Report on Internal Control over Financial Reporting)

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

As discussed in Note 4, the accompanying consolidated financial statements have been restated to revise the Company’s segment disclosures.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of November 30, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 7, 2006 (August 7, 2006 with respect to management’s discussion of the restatement of the financial statements in the second paragraph of Management’s Annual Report on Internal Control over Financial Reporting) expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Miami, Florida

February 7, 2006

(August 7, 2006 as to the effects of the

restatement discussed in Note 4)

LENNAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

November 30, 2005 and 2004

(In thousands, except per share amounts)	2005	2004
ASSETS
Homebuilding:
Cash	$909,557	1,310,920
Restricted cash	22,681	11,552
Receivables, net	299,232	153,285
Inventories:
Finished homes and construction in progress	4,625,563	3,140,520
Land under development	2,867,463	1,725,755
Consolidated inventory not owned	370,505	275,795

Total inventories	7,863,531	5,142,070
Investments in unconsolidated entities	1,282,686	856,422
Goodwill	195,156	183,345
Other assets	266,747	249,229

	10,839,590	7,906,823
Financial services	1,701,635	1,258,457

Total assets	$12,541,225	9,165,280

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable	$876,830	554,666
Liabilities related to consolidated inventory not owned	306,445	222,769
Senior notes and other debts payable	2,592,772	2,021,014
Other liabilities	1,997,824	1,232,654

	5,773,871	4,031,103
Financial services	1,437,700	1,038,478

Total liabilities	7,211,571	5,069,581

Minority interest	78,243	42,727

Stockholders’ equity:
Preferred stock	—	—
Class A common stock of $0.10 par value per share Authorized: 2005 and 2004 – 300,000 shares Issued: 2005 – 130,247 shares; 2004 – 123,722 shares	13,025	12,372
Class B common stock of $0.10 par value per share Authorized: 2005 and 2004 – 90,000 shares Issued: 2005 – 32,781 shares; 2004 – 32,598 shares	3,278	3,260
Additional paid-in capital	1,526,420	1,277,780
Retained earnings	4,046,563	2,780,637
Unearned compensation	(39,432)	(2,564)
Deferred compensation plan; 2005 – 439 Class A common shares and 44 Class B common shares; 2004 – 695 Class A common shares and 70 Class B common shares	(4,047)	(6,410)
Deferred compensation liability	4,047	6,410
Treasury stock, at cost; 2005 – 5,468 Class A common shares; 2004 – 90 Class A common shares	(293,222)	(3,938)
Accumulated other comprehensive loss	(5,221)	(14,575)

Total stockholders’ equity	5,251,411	4,052,972

Total liabilities and stockholders’ equity	$12,541,225	9,165,280

See accompanying notes to consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

Years Ended November 30, 2005, 2004 and 2003

(Dollars in thousands, except per share amounts)	2005	2004	2003
Revenues:
Homebuilding	$13,304,599	10,000,632	8,348,645
Financial services	562,372	500,336	556,581

Total revenues	13,866,971	10,500,968	8,905,226

Costs and expenses:
Homebuilding	11,177,807	8,601,338	7,288,356
Financial services	457,604	389,605	402,862
Corporate general and administrative	187,257	141,722	111,488

Total costs and expenses	11,822,668	9,132,665	7,802,706

Equity in earnings from unconsolidated entities	133,814	90,739	81,937
Management fees and other income, net	61,515	69,251	26,817
Minority interest expense, net	45,030	10,796	4,954
Loss on redemption of 9.95% senior notes	34,908	—	—

Earnings from continuing operations before provision for income taxes	2,159,694	1,517,497	1,206,320
Provision for income taxes	815,284	572,855	455,386

Earnings from continuing operations	1,344,410	944,642	750,934

Discontinued operations:
Earnings from discontinued operations before provision for income taxes	17,261	1,570	734
Provision for income taxes	6,516	593	277

Earnings from discontinued operations	10,745	977	457

Net earnings	$1,355,155	945,619	751,391

Basic earnings per share (1):
Earnings from continuing operations	$8.65	6.08	5.10
Earnings from discontinued operations	0.07	0.01	0.00

Net earnings	$8.72	6.09	5.10

Diluted earnings per share (1):
Earnings from continuing operations	$8.17	5.70	4.65
Earnings from discontinued operations	0.06	0.00	0.00

Net earnings	$8.23	5.70	4.65

(1)	Earnings per share amounts have been retroactively adjusted to reflect the effect of the Company’s April 2003 10% Class B stock distribution and January 2004 two-for-one stock split (See Notes 12 and 14).

See accompanying notes to consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended November 30, 2005, 2004 and 2003

(Dollars in thousands)	2005	2004	2003
Class A common stock (1):
Beginning balance	$12,372	12,533	13,012
Conversion of 3 7/8% zero-coupon senior convertible debentures to Class A common shares	—	—	1,356
Conversion of 5.125% zero-coupon convertible senior subordinated notes to Class A common shares	409	—	—
Par value of retired treasury stock	—	(240)	(1,972)
Employee stock and director plans	244	79	137

Balance at November 30,	13,025	12,372	12,533

Class B common stock (1):
Beginning balance	3,260	3,251	1,940
Employee stock plans	18	9	11
10% Class B common stock distribution	—	—	1,300

Balance at November 30,	3,278	3,260	3,251

Additional paid-in capital (1):
Beginning balance	1,277,780	1,358,304	866,026
10% Class B common stock distribution	—	—	351,368
Conversion of 3 7/8% zero-coupon senior convertible debentures to Class A common shares	—	—	269,968
Conversion of 5.125% zero-coupon convertible senior subordinated notes to Class A common shares	127,869	—	—
Conversion of other debt	—	25	6
Employee stock and director plans	82,083	14,869	18,049
Performance-based stock options	(492)	844	—
Tax benefit from employee stock plans and vesting of restricted stock	39,180	13,142	10,951
Retirement of treasury stock	—	(109,404)	(158,064)

Balance at November 30,	1,526,420	1,277,780	1,358,304

Retained earnings:
Beginning balance	2,780,637	1,914,963	1,538,945
Net earnings	1,355,155	945,619	751,391
10% Class B common stock distribution including cash paid for fractional shares of $298 in 2003	—	—	(352,966)
Cash dividends – Class A common stock	(70,495)	(63,252)	(19,167)
Cash dividends – Class B common stock	(18,734)	(16,693)	(3,240)

Balance at November 30,	4,046,563	2,780,637	1,914,963

Unearned compensation:
Beginning balance	(2,564)	(4,301)	(7,337)
Issuance of restricted stock	(44,276)	(420)	—
Performance-based stock options	492	(844)	—
Amortization of restricted stock and performance-based stock options	6,916	3,001	3,036

Balance at November 30,	(39,432)	(2,564)	(4,301)

Deferred compensation plan:
Beginning balance	(6,410)	(4,919)	(1,103)
Deferred compensation activity	2,363	(1,491)	(3,816)

Balance at November 30,	(4,047)	(6,410)	(4,919)

See accompanying notes to consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

Years Ended November 30, 2005, 2004 and 2003

(Dollars in thousands)	2005	2004	2003
Deferred compensation liability:
Beginning balance	$6,410	4,919	1,103
Deferred compensation activity	(2,363)	1,491	3,816

Balance at November 30,	4,047	6,410	4,919

Treasury stock, at cost:
Beginning balance	(3,938)	—	(158,992)
Employee stock plans	(14,385)	(4,020)	(1,044)
Purchases of treasury stock	(274,899)	(109,562)	—
Retirement of treasury stock	—	109,644	160,036

Balance at November 30,	(293,222)	(3,938)	—

Accumulated other comprehensive loss:
Beginning balance	(14,575)	(20,976)	(24,437)
Unrealized gains arising during period on interest rate swaps, net of tax	10,049	6,734	3,461
Unrealized gains arising during period on available-for-sale investment securities, net of tax	185	53	—
Company’s portion of unconsolidated entity’s minimum pension liability, net of tax	(880)	(386)	—

Balance at November 30,	(5,221)	(14,575)	(20,976)

Total stockholders’ equity	$5,251,411	4,052,972	3,263,774

Comprehensive income	$1,364,509	952,020	754,852

(1)	Class A common stock, Class B common stock and additional paid-in capital have been retroactively adjusted to reflect the effect of the Company’s January 2004 two-for-one stock split (See Note 14).

See accompanying notes to consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended November 30, 2005, 2004 and 2003

(Dollars in thousands)	2005	2004	2003
Cash flows from operating activities:
Net earnings from continuing operations	$1,344,410	944,642	750,934
Adjustments to reconcile net earnings from continuing operations to net cash provided by operating activities:
Depreciation and amortization	65,169	55,573	54,503
Amortization of discount on debt	14,389	17,713	21,408
Equity in earnings from unconsolidated entities	(133,814)	(90,739)	(81,937)
Distribution of earnings from unconsolidated entities	221,131	128,535	137,657
Minority interests	45,030	10,796	4,954
Tax benefit from employee stock plans and vesting of restricted stock	39,180	13,142	10,951
Deferred income tax provision (benefit)	10,220	81,532	(51,206)
Loss on redemption of 9.95% senior notes	34,908	—	—
Changes in assets and liabilities, net of effect from acquisitions:
Increase in receivables	(221,275)	(385,204)	(50,657)
Increase in inventories	(1,687,491)	(870,194)	(267,234)
Increase in other assets	(30,150)	(1,289)	(33,025)
(Increase) decrease in financial services loans held-for-sale	(114,657)	94,948	165,773
Increase in accounts payable and other liabilities	741,690	418,573	54,296
Net earnings from discontinued operations	10,745	977	457
Adjustment to reconcile net earnings from discontinued operations to net cash provided by operating activities (including gain on sale of discontinued operations of ($15,816) in 2005)	(16,510)	1,187	(1,985)

Net cash provided by operating activities	322,975	420,192	714,889

Cash flows from investing activities:
(Increase) decrease in restricted cash	(11,129)	32,584	11,538
Net additions to operating properties and equipment	(21,747)	(27,389)	(18,848)
Contributions to unconsolidated entities	(919,817)	(751,211)	(235,650)
Distributions of capital from unconsolidated entities	466,800	330,614	170,066
(Increase) decrease in financial services loans held-for-investment	(117,359)	1,211	(93)
Purchases of investment securities	(37,350)	(48,562)	(29,614)
Proceeds from investment securities	36,078	34,376	17,674
Acquisitions, net of cash acquired	(416,049)	(105,730)	(159,389)
Proceeds from the sale of business	17,000	—	—

Net cash used in investing activities	(1,003,573)	(534,107)	(244,316)

Cash flows from financing activities:
Net borrowings (repayments) under financial services short-term debt	372,849	162,277	(118,989)
Net proceeds from senior floating-rate notes due 2009	—	298,500	—
Net proceeds from senior floating-rate notes due 2007	—	199,300	—
Net proceeds from 5.125% senior notes	298,215	—	—
Net proceeds from 5.50% senior notes	—	245,480	—
Net proceeds from 5.60% senior notes	501,460	—	—
Net proceeds from 5.95% senior notes	—	—	341,730
Redemption of 9.95% senior notes	(337,731)	—	—
Proceeds from other borrowings	53,198	—	—
Principal payments on term loan B and other borrowings	(190,240)	(404,089)	(186,078)
(Payments) receipts related to minority interests, net	(33,181)	(18,396)	2,682
Common stock:
Issuances	38,069	14,537	18,197
Repurchases	(289,284)	(113,582)	(1,044)
Dividends and other	(89,229)	(79,945)	(22,705)

Net cash provided by financing activities	324,126	304,082	33,793

LENNAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Years Ended November 30, 2005, 2004 and 2003

(Dollars in thousands)	2005	2004	2003
Net increase (decrease) in cash	$(356,472)	190,167	504,366
Cash at beginning of year	1,415,815	1,225,648	721,282

Cash at end of year	$1,059,343	1,415,815	1,225,648

Summary of cash:
Homebuilding	$909,557	1,310,920	1,157,140
Financial services	149,786	104,895	68,508

	$1,059,343	1,415,815	1,225,648

Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$15,844	—	6,559
Cash paid for income taxes, net	$571,498	278,444	503,410

Supplemental disclosures of non-cash investing and financing activities:
Conversion of debt to equity	$128,278	25	271,330
Purchases of inventory financed by sellers	$159,078	45,892	15,395
Land distributions from unconsolidated entities	$74,498	31,311	6,050

Acquisitions:
Fair market value of assets acquired, inclusive of cash of $0 in 2005, $1,392 in 2004 and $9,004 in 2003	$409,262	88,822	159,453
Goodwill recorded	13,781	26,656	30,326
Fair market value of liabilities assumed	(6,994)	(8,356)	(21,386)

Cash paid	$416,049	107,122	168,393

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

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair market value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, to stock-based employee compensation:

	Years Ended November 30,
(In thousands, except per share amounts)	2005	2004	2003
Net earnings, as reported	$1,355,155	945,619	751,391
Add: Total stock-based employee compensation expense included in reported net earnings, net of tax	3,999	1,868	1,890
Deduct: Total stock-based employee compensation expense determined under fair market value based method for all awards, net of tax	(16,912)	(13,086)	(8,938)

Pro forma net earnings	$1,342,242	934,401	744,343

Earnings per share (1):
Basic – as reported	$8.72	6.09	5.10

Basic – pro forma	$8.64	6.01	5.05

Diluted – as reported	$8.23	5.70	4.65

Diluted – pro forma	$8.16	5.63	4.61

(1)	Per share amounts have been retroactively adjusted to reflect the effect of the Company’s January 2004 two-for-one stock split.

The fair market value of these options was determined at the date of the grant using the Black-Scholes option-pricing model. The significant weighted average assumptions for the years ended November 30, 2005, 2004 and 2003 were as follows:

	2005	2004	2003
Dividend yield	1.0%	1.1%	0.9%
Volatility rate	27% - 34%	27% - 36%	39% - 46%
Risk-free interest rate	3.8% - 4.6%	2.8% - 4.5%	2.2% - 3.6%
Expected option life (years)	2.0 - 5.0	2.0 - 5.0	2.0 - 5.0

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

At November 30, 2005 and 2004, investment securities classified as held-to-maturity totaled $32.1 million and $31.6 million, respectively, and were included in the assets of the Financial Services segment. The held-to-maturity securities consist mainly of certificates of deposit and U.S. treasury securities. At November 30, 2005 and 2004, investment securities classified as trading totaled $8.7 million and $8.6 million, respectively, and were included in other assets of the Homebuilding segment. The trading securities are comprised mainly of marketable equity mutual funds designated to approximate the Company’s liabilities under its deferred compensation plan. Additionally, at November 30, 2005 and 2004, investment securities classified as available-for-sale totaled $8.9 million and $8.6 million, respectively, and were included in other assets of the Homebuilding segment. The available-for-sale securities are comprised of municipal bonds with an original maturity of 20 years and a cost basis of $8.5 million at November 30, 2005 and 2004.

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

The Financial Services segment, in the normal course of business, uses derivative financial instruments to reduce its exposure to fluctuations in interest rates. The segment enters into mortgage-backed securities (“MBS”) forward commitments and, to a lesser extent, MBS option contracts to protect the value of fixed rate-locked loan commitments and loans held-for-sale from fluctuations in market interest rates. These derivative financial instruments are designated as fair market value hedges, and, accordingly, for all qualifying and highly effective fair market value hedges, the changes in the fair market value of the derivative and the loss or gain on the hedged asset related to the risk being hedged are recorded currently in earnings.

Goodwill

Goodwill represents the excess of the purchase price over the fair market value of net assets acquired. At November 30, 2005 and 2004, goodwill was $253.1 million and $239.4 million, respectively. During fiscal 2005 and 2004, the Company’s goodwill increased $13.8 million and $26.7 million, respectively, due to current year acquisitions in the respective years and payment of contingent consideration related to prior period acquisitions. Goodwill is included in the assets of the Homebuilding segment ($195.2 million and $183.3 million at November 30, 2005 and 2004, respectively) and the assets of the Financial Services segment ($58.0 million and $56.0 million at November 30, 2005 and 2004, respectively) in the consolidated balance sheets.

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

	November 30,
(In thousands)	2005	2004
Warranty reserve, beginning of year	$116,826	116,571
Provision	177,285	142,398
Payments	(149,195)	(142,143)

Warranty reserve, end of year	$144,916	116,826

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

Loans held-for-sale by the Financial Services segment that are designated as hedged assets are carried at fair market value because the effect of changes in fair market value are reflected in the carrying amount of the loans and in earnings. Premiums and discounts recorded on these loans are presented as an adjustment to the carrying amount of the loans and are not amortized.

When the segment sells loans in the secondary mortgage market, a gain or loss is recognized to the extent that the sales proceeds exceed, or are less than, the book value of the loans. Loan origination fees, net of direct origination costs, are deferred and recognized as a component of the gain or loss when loans are sold.

Loans for which the segment has the positive intent and ability to hold to maturity consist of mortgage loans carried at cost, net of unamortized discounts. Discounts are amortized over the estimated lives of the loans using the interest method. Interest income on loans held-for-sale is recognized as earned over the term of the mortgage loans based on the contractual interest rates.

The segment also provides an allowance for loan losses when and if management determines that loans, or portions thereof, are uncollectible. The provision recorded and the adequacy of the related allowance is determined by management’s continuing evaluation of the loan portfolio in light of past loan loss experience, regulatory examinations, present economic conditions and other factors considered relevant by management. Anticipated changes in economic factors, which may influence the level of the allowance, are considered in the evaluation by management when the likelihood of the changes can be reasonably determined. While management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary as a result of future economic and other conditions that may be beyond management’s control.

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections – a replacement of APB opinion No. 20 and FASB Statement No. 3 (“SFAS No. 154”). SFAS No. 154, which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, changes the requirements for the accounting and reporting of a change in an accounting principle. The statement requires retrospective application of changes in an accounting principle to prior periods’ financial statements unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 (the Company’s fiscal year beginning December 1, 2006). The adoption of SFAS No. 154 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Reclassifications

Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the 2005 presentation. These reclassifications had no impact on reported net earnings.

2. Discontinued Operations

In May 2005, the Company sold North American Exchange Company (“NAEC”), a subsidiary of the Financial Services segment’s title company, which generated a $15.8 million pretax gain. NAEC’s revenues were $3.3 million, $3.9 million and $2.4 million, respectively, for the years ended November 30, 2005, 2004 and 2003. As of November 30, 2005, there were no remaining assets or liabilities of discontinued operations. As of November 30, 2004, assets and liabilities of discontinued operations were $1.0 million and $0.3 million, respectively.

3. Acquisitions

During 2005, the Company expanded its presence through homebuilding acquisitions in all of its homebuilding segments and Homebuilding Other. In connection with these acquisitions and contingent consideration related to prior period acquisitions, the Company paid $416.0 million. The results of operations of these acquisitions are included in the Company’s results of operations since their respective acquisition dates. The pro forma effect of these acquisitions on the results of operations is not presented as the effect is not material. Total goodwill associated with these acquisitions and contingent consideration related to acquisitions prior to 2005 was $13.8 million.

During 2004, the Company expanded its presence through homebuilding acquisitions in all of its homebuilding segments, expanded its mortgage operations in Oregon and Washington and expanded its title and closing business into Minnesota through the acquisition of Title Protection, Inc. In connection with these acquisitions and contingent consideration related to prior period acquisitions, the Company paid $105.7 million, net of cash acquired. The results of operations of these acquisitions are included in the Company’s results of operations since their respective acquisition dates. The pro forma effect of these acquisitions on the results of operations is not presented as the effect is not material. Total goodwill associated with these acquisitions and contingent consideration related to acquisitions prior to 2004 was $26.7 million.

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

4. Operating and Reporting Segments (as Restated)

Subsequent to the issuance of the Company’s consolidated financial statements for the year ended November 30, 2005, management determined that the notes to the consolidated financial statements for the years ended November 30, 2005, 2004 and 2003 should be restated to contain expanded disclosure of reportable segments in accordance with the provisions of SFAS 131. The Company had historically aggregated its homebuilding operating segments into a single, national reportable segment, but has restated its segment disclosure to include three homebuilding reportable segments for the years ended November 2005, 2004 and 2003. The restatement has no impact on the Company’s consolidated balance sheets as of November 30, 2005 and 2004, or consolidated statements of earnings and related earnings per share amounts, consolidated statements of cash flows or consolidated statements of stockholders’ equity for the years ended November 30, 2005, 2004 and 2003.

The Company’s operating segments are aggregated into reportable segments in accordance with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information (“SFAS 131”), based primarily upon similar economic characteristics and product type. The Company’s reportable segments consist of:

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

Evaluation of segment performance is based primarily on operating earnings from continuing operations before provision for income taxes. Operating earnings for the homebuilding segments consist of revenues generated from the sales of homes and land, equity in earnings from unconsolidated entities and management fees and other income, net, less the cost of homes and land sold, selling, general and administrative expenses and minority interest expense, net. Operating earnings for the Financial Services segment consist of revenues generated from mortgage financing, title insurance, closing services, insurance agency services and Internet and cable television services less the cost of such services and certain selling, general and administrative expenses incurred by the Financial Services segment.

Each reportable segment follows the same accounting policies described in Note 1 – “Summary of Significant Accounting Policies” to the consolidated financial statements. Operational results of each segment are not necessarily indicative of the results that would have occurred had the segment been an independent, stand-alone entity during the periods presented.

Financial information relating to the Company’s operations was as follows:

	Years Ended November 30,
(In thousands)	2005	2004	2003
Revenues:
Homebuilding East	$3,498,983	2,746,288	2,381,173
Homebuilding Central	3,374,893	2,707,953	2,360,547
Homebuilding West	5,302,767	3,657,053	2,733,542
Homebuilding Other	1,127,956	889,338	873,383
Financial Services	562,372	500,336	556,581

Total revenues	$13,866,971	10,500,968	8,905,226

Operating earnings:
Homebuilding East	$641,264	454,740	323,425
Homebuilding Central	368,476	217,519	207,907
Homebuilding West	1,214,149	782,122	515,035
Homebuilding Other	53,202	94,107	117,722
Financial Services	104,768	110,731	153,719
Corporate and unallocated (1)	(222,165)	(141,722)	(111,488)

Earnings from continuing operations before provision for income taxes	$2,159,694	1,517,497	1,206,320

(1)	Corporate and unallocated includes corporate general and administrative expenses and loss on redemption of 9.95% senior notes.

	November 30,
(In thousands)	2005	2004
Assets:
Homebuilding East	$3,454,318	1,642,766
Homebuilding Central	1,682,593	1,425,201
Homebuilding West	3,749,021	2,406,460
Homebuilding Other	1,131,146	769,565
Financial Services	1,701,635	1,258,457
Corporate and unallocated	822,512	1,662,831

Total assets	$12,541,225	9,165,280

Investments in unconsolidated entities:
Homebuilding East	$240,210	189,419
Homebuilding Central	170,791	102,686
Homebuilding West	375,625	205,456
Homebuilding Other	57,556	35,609
Corporate and unallocated	438,504	323,252

Total investments in unconsolidated entities	$1,282,686	856,422

The following table sets forth additional financial information relating to the Company’s reportable operating segments:

	Years Ended November 30,
(In thousands)	2005	2004	2003
Homebuilding interest expense:
Homebuilding East	$35,231	28,992	36,330
Homebuilding Central	41,203	34,118	35,755
Homebuilding West	91,954	58,871	53,195
Homebuilding Other	18,766	12,212	16,067

Total Homebuilding interest expense	$187,154	134,193	141,347

Financial Services interest income, net	$33,989	27,003	32,218

Depreciation and amortization:
Homebuilding East	$5,241	4,250	4,439
Homebuilding Central	4,271	5,785	6,228
Homebuilding West	19,623	12,753	15,520
Homebuilding Other	3,353	2,677	5,006
Financial Services	10,346	9,725	7,959
Corporate and unallocated	22,335	20,383	15,351

Total depreciation and amortization	$65,169	55,573	54,503

Net additions to operating properties and equipment:
Homebuilding East	$1,097	1,878	(88)
Homebuilding Central	1,017	534	240
Homebuilding West	3,540	675	1,400
Homebuilding Other	556	35	462
Financial Services	10,008	19,837	14,215
Corporate and unallocated	5,529	4,430	2,619

Total net additions to operating properties and equipment	$21,747	27,389	18,848

Equity in earnings from unconsolidated entities:
Homebuilding East	$2,213	3,997	8,826
Homebuilding Central	15,103	4,672	1,886
Homebuilding West	109,995	82,060	71,655
Homebuilding Other	6,503	10	(430)

Total equity in earnings from unconsolidated entities	$133,814	90,739	81,937

During 2005, 2004 and 2003, interest included in the homebuilding segments’ and Homebuilding Other’s cost of homes sold was $168.8 million, $128.0 million and $135.9 million, respectively. During 2005, 2004 and 2003, interest included in the homebuilding segments’ and Homebuilding Other’s cost of land sold was $16.5 million, $5.8 million and $3.2 million, respectively. All other interest related to the homebuilding segments and Homebuilding Other are included in management fees and other income, net.

5. Receivables

	November 30,
(In thousands)	2005	2004
Accounts receivable	$103,275	78,829
Mortgages and notes receivable	198,376	75,796

	301,651	154,625
Allowance for doubtful accounts	(2,419)	(1,340)

	$299,232	153,285

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

6. Investments in Unconsolidated Entities

Summarized condensed financial information on a combined 100% basis related to unconsolidated entities in which the Company has investments that are accounted for by the equity method was as follows:

	November 30,
(In thousands)	2005	2004
Assets:
Cash	$334,530	380,213
Inventories	7,615,489	3,305,999
Other assets	875,741	527,468

	$8,825,760	4,213,680

Liabilities and equity:
Accounts payable and other liabilities	$1,004,940	534,336
Notes and mortgages payable	4,486,271	1,884,334
Equity of:
The Company	1,282,686	856,422
Others	2,051,863	938,588

	$8,825,760	4,213,680

	Years Ended November 30,
(In thousands)	2005	2004	2003
Revenues	$2,676,628	1,641,018	1,314,674
Costs and expenses	2,020,470	1,199,243	938,981

Net earnings of unconsolidated entities	$656,158	441,775	375,693

Company’s share of net earnings – recognized	$133,814	90,739	81,937

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

The Company and/or its partners sometimes obtain options or enter into other arrangements under which the Company can purchase portions of the land held by the unconsolidated entities. Option prices are generally negotiated prices that approximate fair market value when the Company receives the options. During 2005, 2004 and 2003, $431.2 million, $547.6 million and $460.5 million, respectively, of the unconsolidated entities’ revenues were from land sales to the Company. The Company does not include in its equity in earnings from unconsolidated entities its pro rata share of unconsolidated entities’ earnings resulting from land sales to its homebuilding segments. Instead, the Company accounts for those earnings as a reduction of the cost of purchasing the land from the unconsolidated entities. This in effect defers recognition of the Company’s share of the unconsolidated entities’ earnings related to these sales until the Company delivers a home and title passes to a homebuyer.

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

7. Operating Properties and Equipment

	November 30,
(In thousands)	2005	2004
Operating properties	$12,203	7,126
Leasehold improvements	22,027	18,170
Furniture, fixtures and equipment	37,966	32,190

	72,196	57,486
Accumulated depreciation and amortization	(41,544)	(36,175)

	$30,652	21,311

Operating properties and equipment are included in other assets in the consolidated balance sheets.

8. Other Liabilities

	November 30,
(In thousands)	2005	2004
Income taxes currently payable	$463,588	267,090
Accrued compensation	396,614	277,037
Other	1,137,622	688,527

	$1,997,824	1,232,654

9. Senior Notes and Other Debts Payable

	November 30,
(Dollars in thousands)	2005	2004
5.125% zero-coupon convertible senior subordinated notes due 2021	$157,346	274,623
7 5/8% senior notes due 2009	276,299	274,890
5.125% senior notes due 2010	299,715	—
9.95% senior notes due 2010	—	304,009
5.95% senior notes due 2013	345,203	344,717
5.50% senior notes due 2014	247,326	247,105
5.60% senior notes due 2015	502,127	—
Senior floating-rate notes due 2007	200,000	200,000
Senior floating-rate notes due 2009	300,000	300,000
Mortgage notes on land and other debt	264,756	75,670

	$2,592,772	2,021,014

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

10. Financial Services

The assets and liabilities related to the Company’s financial services operations were as follows:

	November 30,
(In thousands)	2005	2004 (1)
Assets:
Cash	$149,786	105,469
Receivables, net	675,877	513,089
Loans held-for-sale, net	562,510	447,607
Loans held-for-investment, net	147,459	29,248
Title plants	19,452	18,361
Investments held-to-maturity	32,146	31,574
Goodwill	57,988	56,019
Other (including limited-purpose finance subsidiaries)	56,417	57,090

	$1,701,635	1,258,457

Liabilities:
Notes and other debts payable	$1,269,782	896,934
Other (including limited-purpose finance subsidiaries)	167,918	141,544

	$1,437,700	1,038,478

(1)	In May 2005, the Company sold a subsidiary of the Financial Services’ title company. As of November 30, 2005, the Division had no remaining assets or liabilities related to discontinued operations. As of November 30, 2004, assets and liabilities related to discontinued operations were $1.0 million (primarily cash and investment securities) and $0.3 million (other liabilities), respectively.

At November 30, 2005, the Financial Services Segment had warehouse lines of credit totaling $1.3 billion to fund its mortgage loan activities. Borrowings under the facilities were $1.2 billion and $872.8 million at November 30, 2005 and 2004, respectively, and were collateralized by mortgage loans and receivables on loans sold but not yet funded by the investor with outstanding principal balances of $1.3 billion and $894.7 million, respectively. There are several interest rate-pricing options, which fluctuate with market rates. The effective interest rate on the facilities at November 30, 2005 and 2004 was 5.1% and 2.9%, respectively. The warehouse lines of credit mature in August 2006 ($700 million) and in April 2007 ($600 million), at which time the Segment expects the facilities to be renewed. At November 30, 2005 and 2004, the Segment had advances under a conduit funding agreement with a major financial institution amounting to $10.7 million and $5.2 million, respectively. Borrowings under this agreement are collateralized by mortgage loans and had an effective interest rate of 5.0% and 3.2% at November 30, 2005 and 2004, respectively. The Segment also had a $25 million revolving line of credit with a bank that matures in August 2006, at which time the Segment expects the line of credit to be renewed. The line of credit is collateralized by certain assets of the Segment and stock of certain title subsidiaries. Borrowings under the line of credit were $23.6 million and $18.9 million at November 30, 2005 and 2004, respectively, and had an effective interest rate of 4.9% and 3.1% at November 30, 2005 and 2004, respectively. The Segment’s notes and other debts payable totaling $1.3 billion are due in 2006.

The limited-purpose finance subsidiaries of the Segment have placed mortgages and other receivables as collateral for various long-term financings. These limited-purpose finance subsidiaries pay the principal of, and interest on, these financings almost entirely from the cash flows generated by the related pledged collateral, which includes a combination of mortgage notes, mortgage-backed securities and funds held by a trustee. At November 30, 2005 and 2004, the balances outstanding for the bonds and notes payable were $0.7 million and $3.4 million, respectively. The borrowings mature in 2015 through 2018 and carry interest rates ranging from 8.9% to 11.7%. The annual principal repayments are dependent upon collections on the underlying mortgages, including prepayments, and therefore cannot be reasonably determined.

11. Income Taxes

The provision (benefit) for income taxes consisted of the following:

From continuing operations:

	Years Ended November 30,
(In thousands)	2005	2004	2003
Current:
Federal	$717,109	440,241	448,254
State	87,955	51,082	58,338

	805,064	491,323	506,592

Deferred:
Federal	9,232	71,615	(45,451)
State	988	9,917	(5,755)

	10,220	81,532	(51,206)

	$815,284	572,855	455,386

From discontinued operations:

	Years Ended November 30,
(In thousands)	2005	2004	2003
Current:
Federal	$5,791	520	190
State	731	66	24

	6,522	586	214

Deferred:
Federal	(5)	6	56
State	(1)	1	7

	(6)	7	63

	$6,516	593	277

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant temporary differences that give rise to the net deferred tax asset are as follows:

	November 30,
(In thousands)	2005	2004
Deferred tax assets:
Reserves and accruals	$235,744	187,531
Capitalized expenses	83,727	65,708
Investments in unconsolidated entities	35,508	21,092
Other	26,463	33,041

Total deferred tax assets	381,442	307,372

Deferred tax liabilities:
Completed contract reporting differences	190,795	84,786
Section 461(f) deductions	34,960	35,445
Other	44,592	60,303

Total deferred tax liabilities	270,347	180,534

Net deferred tax asset	$111,095	126,838

The Homebuilding operations’ net deferred tax asset amounting to $104.5 million and $120.3 million at November 30, 2005 and 2004, respectively, is included in other assets in the consolidated balance sheets.

At November 30, 2005 and 2004, the Financial Services Segment had a net deferred tax asset of $6.6 million and $6.5 million, respectively, which is included in the assets of the Financial Services Segment.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that a portion or all of the deferred tax asset will not be realized. Based on management’s assessment, it is more likely than not that the net deferred tax asset will be realized through future taxable earnings.

A reconciliation of the statutory rate and the effective tax rate follows:

	Percentage of Pre-tax Earnings
	2005	2004	2003
Statutory rate	35.00%	35.00%	35.00%
State income taxes, net of federal income tax benefit	2.75%	2.75%	2.75%

Effective rate	37.75%	37.75%	37.75%

12. Earnings Per Share

Basic and diluted earnings per share for the years ended November 30, 2005, 2004 and 2003 were calculated as follows:

(In thousands, except per share amounts)	2005	2004	2003
Numerator - Basic earnings per share:
Earnings from continuing operations	$1,344,410	944,642	750,934
Earnings from discontinued operations	10,745	977	457

Numerator for basic earnings per share – net earnings	$1,355,155	945,619	751,391

Numerator - Diluted earnings per share:
Earnings from continuing operations	$1,344,410	944,642	750,934
Interest on zero-coupon senior convertible debentures due 2018, net of tax	—	—	4,116
Interest on zero-coupon convertible senior subordinated notes due 2021, net of tax	7,699	8,557	4,105

Numerator for diluted earnings per share from continuing operations	1,352,109	953,199	759,155
Numerator for diluted earnings per share from discontinued operations	10,745	977	457

Numerator for diluted earnings per share – net earnings	$1,362,854	954,176	759,612

Denominator:
Denominator for basic earnings per share – weighted average shares	155,398	155,398	147,334
Effect of dilutive securities:
Employee stock options and restricted stock	2,598	2,973	3,152
Zero-coupon senior convertible debentures due 2018	—	—	8,380
Zero-coupon convertible senior subordinated notes due 2021	7,526	8,969	4,486

Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	165,522	167,340	163,352

Basic earnings per share:
Earnings from continuing operations	$8.65	6.08	5.10
Earnings from discontinued operations	0.07	0.01	0.00

Net earnings	$8.72	6.09	5.10

Diluted earnings per share:
Earnings from continuing operations	$8.17	5.70	4.65
Earnings from discontinued operations	0.06	0.00	0.00

Net earnings	$8.23	5.70	4.65

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

13. Comprehensive Income

Comprehensive income represents changes in stockholders’ equity from non-owner sources. The components of comprehensive income were as follows:

	Years Ended November 30,
(Dollars in thousands)	2005	2004	2003
Net earnings	$1,355,155	945,619	751,391
Unrealized gains arising during period on interest rate swaps, net of 37.75% tax effect	10,049	6,734	3,461
Unrealized gains arising during period on available-for-sale investment securities, net of 37.75% tax effect	185	53	—
Company’s portion of unconsolidated entity’s minimum pension liability, net of 37.75% tax effect	(880)	(386)	—

Comprehensive income	$1,364,509	952,020	754,852

Accumulated other comprehensive loss consisted of the following at November 30, 2005 and 2004:

	November 30,
(In thousands)	2005	2004
Unrealized loss on interest rate swaps	$(4,193)	(14,242)
Unrealized gain on available-for-sale investment securities	238	53
Unrealized loss on Company’s portion of unconsolidated entity’s minimum pension liability	(1,266)	(386)

Accumulated other comprehensive loss	$(5,221)	(14,575)

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

Restrictions on Payment of Dividends

Other than as required to maintain the financial ratios and net worth required by the New Facility, there are no restrictions on the payment of dividends on common stock by the Company. There are no agreements which restrict the payment of dividends by subsidiaries of the Company other than as required to maintain the financial ratios and net worth requirements under the Financial Services Segment’s warehouse lines of credit.

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

A summary of the Company’s stock option activity for the years ended November 30, 2005, 2004 and 2003 (adjusted for the January 2004 two-for-one stock split) is as follows:

	2005		2004		2003
	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price
Outstanding, beginning of year	8,025,292	$28.26	6,660,968	$20.01	4,827,348	$15.98
Grants	1,581,125	$55.46	2,478,796	$46.42	2,636,000	$28.36
Other*	—	$—	—	$—	694,824	$—
Terminations	(541,853)	$34.02	(240,386)	$33.17	(19,250)	$22.74
Exercises	(1,905,016)	$20.01	(874,086)	$16.55	(1,477,954)	$12.27

Outstanding, end of year	7,159,548	$35.92	8,025,292	$28.26	6,660,968	$20.01

Exercisable, end of year	1,390,848	$22.36	1,338,425	$15.87	745,336	$12.96

Available for grant, end of year	5,408,359		7,440,704		9,821,000

Weighted average fair market value per share of options granted during the year under SFAS No. 123		$16.02		$13.27		$8.65

The following table summarizes information about stock options outstanding at November 30, 2005:

	Options Outstanding*			Options Exercisable*
Range of Weighted Average Per Share Exercise Prices*	Number Outstanding at November 30, 2005	Weighted Average Remaining Contractual Life	Weighted Average Per Share Exercise Price	Number Outstanding at November 30, 2005	Weighted Average Per Share Exercise Price
$ 4.72 - $ 8.25	524,575	1.8 years	$7.39	239,006	$7.44
$ 9.25 - $12.87	229,900	2.4 years	$9.91	41,800	$10.03
$14.93 - $18.88	335,894	5.0 years	$16.66	312,794	$16.77
$21.09 - $26.32	2,321,671	2.9 years	$25.06	620,602	$24.98
$27.85 - $43.16	63,949	2.8 years	$38.87	13,500	$39.08
$45.19 - $56.33	3,524,241	3.5 years	$49.74	163,146	$46.74
$56.91 - $67.49	159,318	4.7 years	$59.41	—	$—

*	The Company distributed to the holders of record of its stock at the close of business on April 9, 2003, one share of Class B common stock for each ten shares of Class A common stock or Class B common stock held at that time. As a result of anti-dilution provisions in the Company’s stock option plans, each time an option is exercised with regard to ten shares of Class A common stock, the option holder will also receive one share of Class B common stock. The options cannot be exercised to purchase just Class B common stock, and there is no separate exercise price related to the Class B common stock. The Company did not adjust the number of stock options or the exercise price related to the Class A stock options. There was no accounting consequence from the anti-dilution effect of the Class B common stock distribution.

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

	November 30,
	2005		2004
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
ASSETS
Homebuilding:
Investments - available-for-sale	$8,883	8,883	8,585	8,585
Investments - trading	8,660	8,660	8,565	8,565
Financial services:
Loans held-for-sale, net	$562,510	562,510	447,607	447,607
Loans held-for-investment, net	147,459	145,219	29,248	27,770
Investments – held-to-maturity	32,146	32,149	31,574	31,562
Limited-purpose finance subsidiaries	2,562	2,666	3,406	3,693
LIABILITIES
Homebuilding:
Senior notes and other debts payable	$2,592,772	2,700,893	2,021,014	2,266,998
Financial services:
Notes and other debts payable	$1,269,782	1,269,782	896,934	896,934
Limited-purpose finance subsidiaries	656	694	3,406	3,693
OTHER FINANCIAL INSTRUMENTS
Homebuilding liabilities:
Interest rate swaps	$6,737	6,737	22,879	22,879
Financial services liabilities:
Commitments to originate loans	$112	112	392	392
Forward commitments to sell loans and option contracts	477	477	394	394

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

The Homebuilding Segment utilizes interest rate swap agreements to manage interest costs and hedge against risks associated with changing interest rates. Counterparties to these agreements are major financial institutions. Credit losses from counterparty non-performance are not anticipated. A majority of the Segment’s variable interest rate borrowings are based on the LIBOR index. At November 30, 2005, the Segment had three interest rate swap agreements outstanding with a total notional amount of $200 million, which will mature at various dates through fiscal 2008. These agreements fixed the LIBOR index at an average interest rate of 6.8% at November 30, 2005. The effect of interest rate swap agreements on interest incurred and on the average interest rate was an increase of $11.0 million and 0.40%, respectively, for the year ended November 30, 2005, an increase of $16.5 million and 0.89%, respectively, for the year ended November 30, 2004 and an increase of $16.7 million and 1.03%, respectively, for the year ended November 30, 2003.

The Financial Services Segment had a pipeline of loans in process totaling approximately $3.7 billion at November 30, 2005. To minimize credit risk, the Segment uses the same credit policies in the approval of the commitments as are applied to the Segment’s lending activities. Loans in process for which interest rates were committed to the borrowers totaled $511.7 million as of November 30, 2005. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers, the total commitments do not necessarily represent future cash requirements.

The Financial Services Segment uses mandatory mortgage-backed securities (“MBS”) forward commitments and MBS option contracts to hedge its interest rate exposure during the period from when it extends an interest rate lock to a loan applicant until the time at which the loan is sold to an investor. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk is managed by entering into MBS forward commitments and MBS option contracts only with investment banks with primary dealer status and loan sales transactions with permanent investors meeting the Segment’s credit standards. The Segment’s risk, in the event of default by the purchaser, is the difference between the contract price and current fair market value. At November 30, 2005, the Segment had open commitments amounting to $321.0 million to sell MBS with varying settlement dates through February 2006.

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

Consolidating Statement of Earnings

Year Ended November 30, 2005

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

Consolidating Statement of Cash Flows

Year Ended November 30, 2005

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

20. Quarterly Data (unaudited)

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

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter that ended on November 30, 2005. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of November 30, 2005 to ensure that the information included in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

As described in Note 4 to our consolidated financial statements, we have restated Note 4 to the consolidated financial statements included in this Report to report segment information relating to our homebuilding operations on the basis of regions of the country, rather than treating our homebuilding business as a single national, reportable segment. Our management, including our CEO and CFO, has re-evaluated our disclosure controls and procedures as of the end of the period covered by this Report to determine whether the restatement changes their prior conclusion, and has determined that it does not change their conclusion that at November 30, 2005, our disclosure controls and procedures were effective to ensure that the information included in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The treatment of our homebuilding business as a single, national, reportable segment was in accordance with the practice followed by substantially all the large, geographically diverse homebuilders that file reports with the SEC. The restatement represents a change in judgment as to the application of Statement of Financial Accounting Standards No. 131 (“SFAS 131”). The change in the way we report segment information did not affect our previously reported consolidated financial position, results of operations or cash flows.

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

Management’s Annual Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm obtained from Deloitte & Touche LLP are included elsewhere in this document.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Documents filed as part of this Report.

1. The following financial statements are contained in Item 8:

2. The following financial statement schedule is included in this Report:

Financial Statement Schedule	Page in this Report
Report of Independent Registered Public Accounting Firm	94

Schedule II - Valuation and Qualifying Accounts	95

Information required by other schedules has either been incorporated in the consolidated financial statements and accompanying notes or is not applicable to us.

3. The following exhibits are filed with this Report or incorporated by reference:

2.1	Separation and Distribution Agreement, dated June 10, 1997, between Lennar and LNR Property Corporation – Incorporated by reference to Exhibit 10.1 of the Registration Statement on Form 10 of LNR Property Corporation filed with the Commission on July 31, 1997.

2.2	Agreement and Plan of Merger dated July 21, 2003, among Lennar, The Newhall Land and Farming Company, LNR Property Corporation, NWHL Investment LLC and NWHL Acquisition, L.P. – Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated January 27, 2004.

3.1	Amended and Restated Certificate of Incorporation, dated April 28, 1998 – Incorporated by reference to Exhibit 3(a) of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004.

3.2	Certificate of Amendment to Certificate of Incorporation, dated April 9, 1999 - Incorporated by reference to Exhibit 3(a) of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1999.

3.3	Certificate of Amendment to Certificate of Incorporation, dated April 8, 2003 – Incorporated by reference to Annex IV to the Schedule 14A dated March 10, 2003.

3.4	Bylaws of the Company, as amended through June 28, 2005 – Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2005.

4.1	Indenture, dated as of December 31, 1997, between Lennar and Bank One Trust Company, N.A., as trustee – Incorporated by reference to Exhibit 4 of the Company’s Registration Statement on Form S-3, Registration No. 333-45527, filed with the Commission on February 3, 1998.

4.2	Second Supplemental Indenture, dated as of February 19, 1999, between Lennar and Bank One Trust Company, N.A., as trustee (relating to Lennar’s 7 5/8% Senior Notes due 2009) – Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, dated February 19, 1999.

4.3	Third Supplemental Indenture, dated May 3, 2000, between Lennar and Bank One Trust Company, N.A., as successor trustee (relating to Lennar’s 7 5/8% Senior Notes due 2009) – Incorporated by reference to Exhibit 4(d) of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2000.

4.4	Fifth Supplemental Indenture, dated April 4, 2001, between Lennar and Bank One Trust Company, N.A., as trustee (relating to Lennar’s Zero-Coupon Convertible Senior Subordinated Notes due 2021) – Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, dated April 4, 2001.

4.5	Sixth Supplemental Indenture, dated February 5, 2003, between Lennar and Bank One Trust Company, N.A., as trustee (relating to 5.950% Senior Notes due 2013) – Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, dated January 31, 2003.

4.6	Eighth Supplemental Indenture, dated January 21, 2005, between Lennar and J.P. Morgan Trust Company, N.A., as trustee (relating to Lennar’s Senior Floating-Rate Notes due 2009) – Incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-4, Registration No. 333-116975, filed with the Commission on June 29, 2004.

4.7	Indenture, dated August 12, 2004, between Lennar and J.P. Morgan Trust Company, N.A., as trustee (relating to Lennar’s 5.50% Senior Notes due 2014) – Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-4, Registration No. 333-121130, filed with the Commission on December 10, 2004.

4.8	Indenture, dated August 18, 2004, between Lennar and J.P. Morgan Trust Company, N.A., as trustee (relating to Lennar’s Senior Floating-Rate Notes due 2007) – Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-4, Registration No. 333-121132, filed with the Commission on December 10, 2004.

4.9	Indenture, dated April 28, 2005, between Lennar and J.P. Morgan Trust Company, N.A., as trustee (relating to Lennar’s 5.60% Senior Notes due 2015) – Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-4, Registration No. 333-127839, filed with the Commission on August 25, 2005.

4.10	Indenture, dated September 15, 2005, between Lennar and J.P. Morgan Trust Company, N.A., as trustee (relating to Lennar’s 5.125% Senior Notes due 2010) – Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-4, Registration No. 333-130923, filed with the Commission on January 9, 2006.

10.1*	Amended and Restated Lennar Corporation 1997 Stock Option Plan – Incorporated by reference to Exhibit 10(a) of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1997.

10.2*	Lennar Corporation 2000 Stock Option and Restricted Stock Plan – Incorporated by reference to Exhibit 10 of the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2001.

10.3*	Lennar Corporation 2003 Stock Option and Restricted Stock Plan – Incorporated by reference to Annex VI of the Company’s Proxy Statement on Schedule 14A dated March 10, 2003.

10.4*	Lennar Corporation 1991 Stock Option Plan – Incorporated by reference to Registration Statement No. 33-45442.

10.5*	Lennar Corporation Employee Stock Ownership Plan and Trust - Incorporated by reference to Registration Statement No. 2-89104.

10.6*	Amendment dated December 13, 1989 to Lennar Corporation Employee Stock Ownership Plan – Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended November 30, 1990.

10.7*	Lennar Corporation Employee Stock Ownership/401(k) Trust Agreement dated December 13, 1989 – Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended November 30, 1990.

10.8*	Amendment dated April 18, 1990 to Lennar Corporation Employee Stock Ownership/401(k) Plan – Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended November 30, 1990.

10.9	First Amended and Restated Warehousing Credit and Security Agreement dated October 23, 2003, by and among Universal American Mortgage Company, LLC, Eagle Home Mortgage, Inc., Ameristar Financial Services, Inc., Universal American Mortgage Company of California, UAMC Asset Corp. II and Residential Funding Corporation – Incorporated by reference to Exhibit 10(k) to the Annual Report on Form 10-K for the fiscal year ended November 30, 2003.

10.10*	Lennar Corporation Nonqualified Deferred Compensation Plan – Incorporated by reference to Exhibit 10 of the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2002.

10.11	Credit Agreement, dated June 17, 2005 among Lennar and the lenders named therein – Incorporated by reference to Exhibit 10 of the Company’s Current Report on Form 8-K, dated June 17, 2005.

10.12	Parent Company Guarantee dated January 27, 2004 by Lennar Corporation and LNR Property Corporation in favor of Bank One, N.A., for the benefit of the lenders under the Credit Agreement referred to therein – Incorporated by reference to Exhibit 10(p) to the Annual Report on Form 10-K for the fiscal year ended November 30, 2003.

10.13	Loan Agreement dated May 23, 2003 between UAMC Capital, LLC and the lenders named therein – Incorporated by reference to Exhibit 10(q) to the Annual Report on Form 10-K for the fiscal year ended November 30, 2003.

10.14	Seventh Amendment to First Amended and Restated Warehousing Credit and Security Agreement dated as of November 22, 2004 – Incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K for the fiscal year ended November 30, 2005.

10.15*	Aircraft Time-Sharing Agreement, dated August 17, 2005, between U.S. Home Corporation and Stuart Miller – Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated August 17, 2005.

10.16*	Amendment No. 1 to Aircraft Time-Sharing Agreement, dated September 1, 2005, between U.S. Home Corporation and Stuart Miller – Incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K for the fiscal year ended November 30, 2005.

10.17	Second Amended and Restated Warehousing Credit and Security Agreement dated April 21, 2005, by and among, the Lender Parties named in the agreement and Residential Funding Corporation – Incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K for the fiscal year ended November 30, 2005.

21	List of subsidiaries – Incorporated by reference to Exhibit 21 to the Annual Report on Form 10-K for the fiscal year ended November 30, 2005.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14a/15d-14(a) Certification of Stuart A. Miller.

31.2	Rule 13a-14a/15d-14(a) Certification of Bruce E. Gross.

32	Section 1350 Certifications of Stuart A. Miller and Bruce E. Gross.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LENNAR CORPORATION

/s/ Stuart A. Miller
Stuart A. Miller
President, Chief Executive Officer and Director
Date: August 8, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Lennar Corporation

We have audited the consolidated financial statements of Lennar Corporation and subsidiaries (the “Company”) as of November 30, 2005 and 2004, and for each of the three years in the period ended November 30, 2005, and have issued our report thereon dated February 7, 2006 (August 7, 2006 as to the effects of the restatement discussed in Note 4) which report expresses an unqualified opinion and includes an explanatory paragraph regarding the Company’s restated segment disclosures; and, have audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of November 30, 2005, and the effectiveness of the Company’s internal control over financial reporting as of November 30, 2005, and have issued our report thereon dated February 7, 2006 (August 7, 2006 with respect to management’s discussion of the restatement of the financial statements in the second paragraph of Management’s Annual Report on Internal Control over Financial Reporting) which report expresses an unqualified opinion; such consolidated financial statements and reports are included elsewhere in this Form 10-K/A. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15(a)2. The consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Miami, Florida

February 7, 2006

(August 7, 2006 as to the effects of the

restatement discussed in Note 4)

LENNAR CORPORATION AND SUBSIDIARIES

Schedule II - Valuation and Qualifying Accounts

Years Ended November 30, 2005, 2004 and 2003

	Beginning balance	Additions		Deductions	Ending balance
Description		Charged to costs and expenses	Charged to other accounts
(In thousands)
Year ended November 30, 2005
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts and notes receivable	$1,784	1,803	—	(805)	2,782

Allowance for loan losses	$1,407	269	32	(528)	1,180

Year ended November 30, 2004
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts and notes receivable	$2,088	737	43	(1,084)	1,784

Allowance for loan losses	$3,090	51	149	(1,883)	1,407

Year ended November 30, 2003
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts and notes receivable	$3,166	1,858	13	(2,949)	2,088

Allowance for loan losses	$3,077	—	41	(28)	3,090

Deferred tax asset valuation allowance	$6,978	—	—	(6,978)	—

Exhibit Index

Exhibit Number	Description

23	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14a/15d-14(a) Certification of Stuart A. Miller.

31.2	Rule 13a-14a/15d-14(a) Certification of Bruce E. Gross.

32	Section 1350 Certifications of Stuart A. Miller and Bruce E. Gross.