Form 10-Q/A
period 2006-02-28
LENNAR CORP /NEW/
filed 2006-08-08
CIK 920760

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

Explanatory Paragraph

This Form 10-Q/A for the quarterly period ended February 28, 2006 is being filed for the purpose of restating Note 3 in our Notes to Condensed Consolidated Financial Statements, which includes expanded reportable segment footnote disclosure related to our homebuilding operations. The restatement does not affect our condensed consolidated financial condition at February 28, 2006 and November 30, 2005, or results of operations or cash flows for the three months ended February 28, 2006 and 2005. Conforming changes have been made to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q/A. See Note 3 in the Notes to Condensed Consolidated Financial Statements for further information relating to the restatement. This Form 10-Q/A has not been updated for events or information subsequent to the date of filing of the original Form 10-Q, except in connection with the foregoing.

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

(unaudited)

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

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

(1) Basis of Presentation

Basis of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Lennar Corporation and all subsidiaries, partnerships and other entities in which Lennar Corporation has a controlling interest and variable interest entities (see Note 15) in which Lennar Corporation is deemed to be the primary beneficiary (the “Company”). The Company’s investments in both unconsolidated entities in which a significant, but less than controlling, interest is held and in variable interest entities in which the Company is not deemed to be the primary beneficiary, are accounted for by the equity method. All significant intercompany transactions and balances have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the November 30, 2005 consolidated financial statements in the Company’s Annual Report on Form 10-K/A for the year then ended. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the accompanying condensed consolidated financial statements have been made.

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

(3) Operating and Reporting Segments (as Restated)

Subsequent to the issuance of the Company’s condensed consolidated financial statements for the quarterly period ended February 28, 2006, the Company expanded its disclosure of reportable segments in accordance with the provisions of SFAS 131. The Company had historically aggregated its homebuilding operating segments into a single, national reportable segment, but has restated its segment disclosure to include three homebuilding reportable segments, as identified above, for the three months ended February 28, 2006 and 2005. The restatement has no impact on the Company’s condensed consolidated balance sheets as of February 28, 2006 and November 30, 2005, condensed consolidated statements of earnings and related earnings per share amounts for the three months ended February 28, 2006 and 2005 or condensed consolidated statements of cash flows for the three months ended February 28, 2006 and 2005.

The Company’s operating segments are aggregated into reportable segments in accordance with SFAS 131, Disclosures About Segments of an Enterprise and Related Information, (“SFAS 131”) based primarily upon similar economic characteristics and product type. The Company’s reportable segments consist of:

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

Each reportable segment follows the same accounting policies described in Note 1 – “Summary of Significant Accounting Policies” to the consolidated financial statements in the Company’s 2005 Annual Report on Form 10-K/A. Operational results of each segment are not necessarily indicative of the results that would have occurred had the segment been an independent, stand-alone entity during the periods presented.

Financial information relating to the Company’s operations was as follows:

	Three Months Ended February 28,
(In thousands)	2006	2005
Revenues:
Homebuilding East	$901,783	581,724
Homebuilding Central	769,138	611,310
Homebuilding West	1,209,394	915,555
Homebuilding Other	228,403	181,349
Financial Services	131,941	115,793

Total revenues	$3,240,659	2,405,731

Operating earnings:
Homebuilding East	$138,643	77,141
Homebuilding Central	70,343	49,976
Homebuilding West	242,348	193,845
Homebuilding Other	(462)	9,557
Financial Services	10,625	16,286
Corporate	(51,891)	(37,160)

Earnings from continuing operations before provision for income taxes	$409,606	309,645

(In thousands)	February 28, 2006	November 30, 2005
Assets:
Homebuilding East	$3,799,133	3,454,318
Homebuilding Central	1,812,867	1,682,593
Homebuilding West	4,209,983	3,749,021
Homebuilding Other	1,147,700	1,131,146
Financial Services	1,529,060	1,701,635
Corporate and unallocated	184,500	822,512

Total assets	$12,683,243	12,541,225

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

In March 2006, the Company notified the holders of its Convertible Notes that it would redeem all of the Convertible Notes on April 4, 2006. The redemption price was $468.10 per $1,000 principal amount at maturity, which represented the original issue price plus accrued original issue discount to the redemption date. The Convertible Notes were convertible at a rate of 14.2 shares of the Company’s Class A common stock per $1,000 principal amount at maturity. As of February 28, 2006, the aggregate principal amount at maturity of the Convertible Notes outstanding was $299.0 million. By April 4, 2006, substantially all of the Convertible Notes were converted by the noteholders into 4.2 million shares Class A common shares. Convertible Notes not converted by the noteholders by April 4, 2006 were not material and redeemed by the Company on that date.

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

The fair value of each of the Company’s stock option awards is estimated on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the table below. The fair value of the Company’s stock option awards, which are subject to graded vesting, is expensed on a straight-line basis over the vesting life of the stock options. Expected volatility is based on an average of (1) historical volatility of the Company’s stock and (2) implied volatility from traded options on the Company’s stock. The risk-free rate for periods within the contractual life of the stock option award is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the stock option award is granted with a maturity equal to the expected term of the stock option award granted. The Company uses historical data to estimate stock option exercises and forfeitures within its valuation model. The expected term of stock option awards granted is derived from historical exercise experience under the Company’s share- based payment plans and represents the period of time that stock option awards granted are expected to be outstanding.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and accompanying notes included under Item 1 of this document and our audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K/A for our fiscal year ended November 30, 2005.

As discussed in Note 3 to the condensed consolidated financial statements, subsequent to the issuance of our condensed consolidated financial statements for the quarterly period ended February 28, 2006, we expanded our disclosures of reportable segments in accordance with the provisions of Statements of Financial Accounting Standards (“SFAS”) No. 131, Disclosures About Segments of an Enterprise and Related Information. We had historically aggregated our homebuilding operating segments into a single, national reportable segment, but we have restated our segment disclosure to include three homebuilding reportable segments for the three months ended February 28, 2006 and 2005 (see Note 3). The restatement has no impact on our condensed consolidated balance sheets as of February 28, 2006 and November 30, 2005, condensed consolidated statements of earnings and related earnings per share amounts for the three months ended February 28, 2006 and 2005 or condensed consolidated statements of cash flows for the three months ended February 28, 2006 and 2005. The Results of Operations section of Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to this restatement. We have amended our Annual Report on Form 10-K for the year ended November 30, 2005 for the related impact of this restatement.

Some of the statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Quarterly Report on Form 10-Q/A, are “forward-looking statements,” as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding our business, financial condition, results of operations, cash flows, strategies and prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those described under the caption “Risk Factors Relating to Our Business” included in Item 1A of our Annual Report on Form 10-K/A for our fiscal year ended November 30, 2005 and in our other filings with the Securities and Exchange Commission. We do not undertake any obligation to update forward-looking statements.

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

Financial information relating to our continuing operations was as follows:

	Three Months Ended February 28,
(In thousands)	2006	2005
Homebuilding revenues:
Sales of homes	$2,920,695	2,214,579
Sales of land	188,023	75,359

Total homebuilding revenues	3,108,718	2,289,938

Homebuilding costs and expenses:
Cost of homes sold	2,192,772	1,670,136
Cost of land sold	138,919	51,874
Selling, general and administrative	379,365	273,965

Total homebuilding costs and expenses	2,711,056	1,995,975

Equity in earnings from unconsolidated entities	38,190	16,139
Management fees and other income, net	19,433	21,654
Minority interest expense, net	4,413	1,237

Homebuilding operating earnings	$450,872	330,519

Financial services revenues	$131,941	115,793
Financial services costs and expenses	121,316	99,507

Financial services operating earnings	$10,625	16,286

Total operating earnings	$461,497	346,805
Corporate general and administrative expenses	51,891	37,160

Earnings from continuing operations before provision for income taxes	$409,606	309,645

Revenues from home sales increased 32% in the first quarter of 2006 to $2.9 billion from $2.2 billion in 2005. Revenues were higher primarily due to an 18% increase in the number of home deliveries and a 12% increase in the average sales price of homes delivered in 2006. New home deliveries, excluding unconsolidated entities, increased to 8,904 homes in the first quarter of 2006 from 7,577 homes last year. In the first quarter of 2006, new home deliveries were higher in all of our homebuilding segments and Homebuilding Other, compared to 2005. The average sales price of homes delivered increased to $326,000 in the first quarter of 2006 from $292,000 in 2005.

Gross margins on home sales were $727.9 million, or 24.9%, in the first quarter of 2006, compared to $544.4 million, or 24.6% in 2005. Gross margin percentage on home sales increased 30 basis points due to an improvement in our Homebuilding East and Homebuilding Central segments, partially offset by a decrease in our Homebuilding West segment and Homebuilding Other, primarily due to higher sales incentives offered to homebuyers, compared to last year.

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

At February 28, 2006, our reportable homebuilding segments and Homebuilding Other consisted of homebuilding divisions located in the following states: East: Florida, Maryland, New Jersey and Virginia. Central: Arizona, Colorado and Texas. West: California and Nevada. Other: Illinois, Minnesota, New York, North Carolina and South Carolina.

The following tables set forth selected financial and operational information related to our homebuilding operations for the periods indicated:

Selected Financial and Operational Data

	Three Months Ended February 28,
(In thousands)	2006	2005
Revenues:
Homebuilding East:
Sales of homes	$856,924	547,141
Sales of land	44,859	34,583

Total Homebuilding East	901,783	581,724

Homebuilding Central:
Sales of homes	741,959	602,227
Sales of land	27,179	9,083

Total Homebuilding Central	769,138	611,310

Homebuilding West:
Sales of homes	1,098,033	883,975
Sales of land	111,361	31,580

Total Homebuilding West	1,209,394	915,555

Homebuilding Other:
Sales of homes	223,779	181,236
Sales of land	4,624	113

Total Homebuilding Other	228,403	181,349

Total Homebuilding Revenues	$3,108,718	2,289,938

	Three Months Ended February 28,
(In thousands)	2006	2005
Operating Earnings:
Homebuilding East:
Sales of homes	$121,794	59,852
Sales of land	13,690	11,818
Equity in earnings (loss) from unconsolidated entities	5,107	(1,155)
Management fees and other income (expense), net	(205)	6,626
Minority interest expense, net	(1,743)	—

Total Homebuilding East	138,643	77,141

Homebuilding Central:
Sales of homes	$63,134	39,949
Sales of land	4,032	3,196
Equity in loss from unconsolidated entities	(515)	(84)
Management fees and other income, net	3,692	7,067
Minority interest expense, net	—	(152)

Total Homebuilding Central	70,343	49,976

Homebuilding West:
Sales of homes	$171,330	164,982
Sales of land	31,436	8,518
Equity in earnings from unconsolidated entities	26,612	15,420
Management fees and other income, net	15,640	6,010
Minority interest expense, net	(2,670)	(1,085)

Total Homebuilding West	242,348	193,845

Homebuilding Other:
Sales of homes	$(7,700)	5,695
Sales of land	(54)	(47)
Equity in earnings from unconsolidated entities	6,986	1,958
Management fees and other income, net	306	1,951

Total Homebuilding Other	(462)	9,557

Operating Earnings	$450,872	330,519

Summary of Homebuilding Data

	At or for the Three Months Ended February 28,
Deliveries	2006	2005
East	2,572	1,979
Central	3,408	2,992
West	2,560	2,149
Other	759	689

Total	9,299	7,809

Of the total deliveries listed above, 395 represents deliveries from unconsolidated entities for the three months ended February 28, 2006, compared to 232 deliveries last year.

New Orders
East	3,083	2,807
Central	3,619	3,275
West	2,317	2,493
Other	774	885

Total	9,793	9,460

Of the total new orders listed above, 282 represents new orders from unconsolidated entities for the three months ended February 28, 2006, compared to 322 new orders last year.

Backlog – Homes
East	8,219	7,852
Central	4,758	4,033
West	4,962	4,083
Other	1,519	1,496

Total	19,458	17,464

Of the total homes in backlog listed above, 1,505 represents homes in backlog from unconsolidated entities at February 28, 2006, compared to 1,675 homes in backlog at February 28, 2005.

Backlog – Dollar Value (In thousands)
East	$2,966,860	2,498,050
Central	1,224,905	1,011,024
West	2,347,924	1,951,361
Other	532,009	510,235

Total	$7,071,698	5,970,670

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

Homebuilding East: Homebuilding revenues increased for the three months ended February 28, 2006, compared to the same period of the prior year primarily due to an increase in the number of home deliveries and an increase in the average sales price of homes delivered in all of the states in this segment. Gross margins were 27.7% for the three months ended February 28, 2006, compared to 23.6% for the same period in the prior year. Gross margins increased for the three months ended February 28, 2006 due to higher margins in all of the states in this segment.

Homebuilding Central: Homebuilding revenues increased for the three months ended February 28, 2006, compared to the same period of the prior year primarily due to an increase in the number of home deliveries in Texas and Arizona and an increase in the average sales price of homes delivered in all of the states in this segment. Gross margins were 20.3% for the three months ended February 28, 2006, compared to 19.1% for the same period in the prior year. Gross margins increased for the three months ended February 28, 2006 primarily due to higher margins in Arizona and Colorado.

Homebuilding West: Homebuilding revenues increased for the three months ended February 28, 2006, compared to the same period of the prior year primarily due to an increase in the number of home deliveries and an increase in the average sales price of homes delivered in all of the states in this segment. Gross margins were 27.9% for the three months ended February 28, 2006, compared to 30.1% for the same period in the prior year. Gross margins decreased for the three months ended February 28, 2006 due to lower margins in all the states in this segment because of softer market conditions resulting in a greater need for incentives.

Homebuilding Other: Homebuilding revenues increased for the three months ended February 28, 2006, compared to the same period of the prior year primarily due to an increase in the number of home deliveries in all of the states in Homebuilding Other, except Minnesota, for the three months ended February 28, 2006 and an increase in the average sales price of homes delivered in all of the states in Homebuilding Other. Gross margins were 14.8% for the three months ended February 28, 2006, compared to 18.5% for the same period in the prior year. Gross margins decreased for the three months ended February 28, 2006 due to lower margins in Minnesota and Illinois, partially offset by an increase in all the other states in Homebuilding Other. Operating earnings from home sales were ($7.7) million for the three months ended February 28, 2006, compared to $5.7 million in the same period last year due primarily to lower operating margins in Illinois.

The table below indicates the number of homesites owned and homesites to which we have access through option contracts with third parties (“optioned”) or unconsolidated joint ventures in which we have investments (“JV’s”) (i.e., controlled homesites) at February 28, 2006 and 2005:

		Controlled
February 28, 2006	Owned	Optioned	JVs	Total
East	41,005	64,789	16,329	122,123
Central	27,148	30,583	33,062	90,793
West	27,070	26,037	53,232	106,339
Other	11,286	12,590	2,224	26,100

Total	106,509	133,999	104,847	345,355

		Controlled
February 28, 2005	Owned	Optioned	JVs	Total
East	23,087	50,448	18,104	91,639
Central	31,126	27,416	24,103	82,645
West	28,188	23,091	31,565	82,844
Other	11,622	10,801	3,337	25,760

Total	94,023	111,756	77,109	282,888

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

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments have not changed materially from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K/A for the fiscal year ended November 30, 2005.

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

Our Financial Services segment had a pipeline of loan applications in process of $4.0 billion at February 28, 2006. To minimize credit risk, we use the same credit policies in the approval of our commitments as are applied to our lending activities. Loans in process for which interest rates were committed to the borrowers totaled approximately $452.0 million as of February 28,

2006. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers, the total commitments do not necessarily represent future cash requirements.

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

We believe that there have been no other significant changes to our critical accounting policies during the three months ended February 28, 2006 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K/A for the year ended November 30, 2005.

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

Our Annual Report on Form 10-K/A for the year ended November 30, 2005 contains information about market risks under “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.” There have been no material changes in our exposure to market risks during the three months ended February 28, 2006.

Item 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter that ended on February 28, 2006. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of February 28, 2006 to ensure that the information included in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

As described in Note 3 to our condensed consolidated financial statements, we have restated Note 3 to the condensed consolidated financial statements included in this Report to expand our disclosure of our homebuilding reportable segments in accordance with the provisions of Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information, (“SFAS 131”) to report segment information relating to our homebuilding operations on the basis of regions of the country, rather than reporting our homebuilding business as a single, national reportable segment. Our management, including our CEO and CFO, has re-evaluated our disclosure controls and procedures as of the end of the period covered by this Report to determine whether the restatement changes their prior conclusion, and has determined that it does not change their conclusion that at February 28, 2006, our disclosure controls and procedures were effective to ensure that the information included in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The treatment of our homebuilding business as a single, national reportable segment was in accordance with the practice followed by substantially all the large, geographically diverse homebuilders that file reports with the SEC. The restatement represents a change in judgment as to the application of SFAS 131. The change in the way we report segment information did not affect our previously reported consolidated financial position, results of operations or cash flows.

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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
December 1, 2005 to December 31, 2005	—	—	—	12,450
January 1, 2006 to January 31, 2006	8	$63.48	—	12,450
February 1, 2006 to February 28, 2006	—	—	—	12,450

Total	8	$63.48	—

Items 3-5. Not applicable.

Item 6. Exhibits.

10.1.	First Amendment to Credit Agreement, dated March 9, 2006, among Lennar Corporation and the lenders named therein – Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2006.

10.2.	Master Issuing and Paying Agency Agreement, dated March 29, 2006, between the Company and JPMorgan Chase Bank, N.A. – Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 29, 2006.

31.1.	Rule 13a-14(a) certification by Stuart A. Miller, President and Chief Executive Officer.

31.2.	Rule 13a-14(a) certification by Bruce E. Gross, Vice President and Chief Financial Officer.

32.	Section 1350 certifications by Stuart A. Miller, President and Chief Executive Officer, and Bruce E. Gross, Vice President and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

Lennar Corporation
(Registrant)

Date: August 8, 2006	/s/ Bruce E. Gross
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