Form 10-Q
period 2006-08-31
LENNAR CORP /NEW/
filed 2006-10-10
CIK 920760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2006

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

Large accelerated filer  ☑    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☑

Common stock outstanding as of September 30, 2006:

Class A	126,729,519
Class B	31,735,417

Part I. Financial Information

Item 1. Financial Statements

Lennar Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

(unaudited)

	August 31, 2006	November 30, 2005
ASSETS
Homebuilding:
Cash	$143,677	909,557
Restricted cash	28,359	22,681
Receivables, net	151,572	299,232
Inventories:
Finished homes and construction in progress	5,415,747	4,625,563
Land under development	3,015,357	2,867,463
Consolidated inventory not owned	293,895	370,505

Total inventories	8,724,999	7,863,531
Investments in unconsolidated entities	1,541,104	1,282,686
Goodwill	196,638	195,156
Other assets	290,969	266,747

	11,077,318	10,839,590
Financial services	1,423,782	1,701,635

Total assets	$12,501,100	12,541,225

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable	$728,998	876,830
Liabilities related to consolidated inventory not owned	256,746	306,445
Senior notes and other debts payable	2,784,074	2,592,772
Other liabilities	1,537,426	1,997,824

	5,307,244	5,773,871
Financial services	1,190,031	1,437,700

Total liabilities	6,497,275	7,211,571

Minority interest	73,027	78,243
Stockholders’ equity:
Preferred stock	—	—
Class A common stock of $0.10 par value per share, Issued: August 31, 2006 - 136,750 shares; November 30, 2005 - 130,247 shares	13,675	13,025
Class B common stock of $0.10 par value per share, Issued: August 31, 2006 - 32,854 shares; November 30, 2005 - 32,781 shares	3,285	3,278
Additional paid-in capital	1,740,169	1,486,988
Retained earnings	4,759,865	4,046,563
Deferred compensation plan; 172 Class A common shares and 17 Class B common shares at August 31, 2006; 439 Class A common shares and 44 Class B common shares at November 30, 2005	(1,586)	(4,047)
Deferred compensation liability	1,586	4,047
Treasury stock, at cost; 10,028 Class A common shares and 1,119 Class B common shares at August 31, 2006; 5,468 Class A common shares at November 30, 2005	(583,182)	(293,222)
Accumulated other comprehensive loss	(3,014)	(5,221)

Total stockholders’ equity	5,930,798	5,251,411

Total liabilities and stockholders’ equity	$12,501,100	12,541,225

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries

Condensed Consolidated Statements of Earnings

(Dollars in thousands, except per share amounts)

(unaudited)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2006	2005	2006	2005
Revenues:
Homebuilding	$3,996,791	3,346,008	11,520,811	8,437,261
Financial services	185,644	152,324	479,786	399,776

Total revenues	4,182,435	3,498,332	12,000,597	8,837,037

Costs and expenses:
Homebuilding	3,694,409	2,817,489	10,307,980	7,205,286
Financial services	123,950	117,385	372,876	329,588
Corporate general and administrative	50,861	45,744	159,284	123,731

Total costs and expenses	3,869,220	2,980,618	10,840,140	7,658,605

Equity in earnings (loss) from unconsolidated entities	(5,903)	16,793	47,079	54,679
Management fees and other income, net	21,844	20,434	57,652	61,757
Minority interest expense, net	1,101	13,169	12,055	33,854
Loss on redemption of 9.95% senior notes	—	—	—	34,908

Earnings from continuing operations before provision for income taxes	328,055	541,772	1,253,133	1,226,106
Provision for income taxes	121,380	204,519	463,659	462,855

Earnings from continuing operations	206,675	337,253	789,474	763,251

Discontinued operations:
Earnings from discontinued operations before provision for income taxes	—	—	—	17,261
Provision for income taxes	—	—	—	6,516

Earnings from discontinued operations	—	—	—	10,745

Net earnings	$206,675	337,253	789,474	773,996

Basic earnings per share:
Earnings from continuing operations	$1.31	2.18	4.99	4.93
Earnings from discontinued operations	—	—	—	0.07

Net earnings	$1.31	2.18	4.99	5.00

Diluted earnings per share:
Earnings from continuing operations	$1.30	2.06	4.88	4.64
Earnings from discontinued operations	—	—	—	0.07

Net earnings	$1.30	2.06	4.88	4.71

Cash dividends declared per Class A common share	$0.16	0.1375	0.48	0.4125

Cash dividends declared per Class B common share	$0.16	0.1375	0.48	0.4125

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

(unaudited)

	Nine Months Ended August 31,
	2006	2005
Cash flows from operating activities:
Net earnings from continuing operations	$789,474	763,251
Adjustments to reconcile net earnings from continuing operations to net cash used in operating activities:
Depreciation and amortization	33,301	44,274
Amortization of discount/premium on debt, net	3,989	11,778
Gain on sale of personal lines insurance policies	(17,714)	—
Equity in earnings from unconsolidated entities	(47,079)	(54,679)
Distributions of earnings from unconsolidated entities	89,570	94,357
Minority interest expense, net	12,055	33,854
Share-based compensation expense	26,465	4,218
Tax benefits from share-based awards	8,218	37,701
Deferred income tax provision (benefit)	(26,625)	8,589
Inventory valuation adjustments	117,610	13,402
Loss on redemption of 9.95% senior notes	—	34,908
Changes in assets and liabilities, net of effect from acquisitions:
(Increase) decrease in receivables	251,026	(45,973)
Increase in inventories	(1,027,097)	(1,889,359)
(Increase) decrease in other assets	25,171	(24,994)
Decrease in financial services loans held-for-sale	92,754	16,487
Increase (decrease) in accounts payable and other liabilities	(484,732)	96,809
Net earnings from discontinued operations	—	10,745
Adjustment to reconcile net earnings from discontinued operations to net cash used in operating activities (includes gain on sale of discontinued operations of ($15,816) in 2005)	—	(16,510)

Net cash used in operating activities	(153,614)	(861,142)

Cash flows from investing activities:
Increase in restricted cash	(5,678)	(2,566)
Additions to operating properties and equipment	(22,118)	(16,221)
Contributions to unconsolidated entities	(582,227)	(708,873)
Distributions of capital from unconsolidated entities	220,897	319,908
Decrease in financial services loans held-for-investment	39,568	518
Purchases of investment securities	(85,402)	(20,700)
Proceeds from sales of investment securities	63,937	25,348
Proceeds from the sale of business	—	17,000
Proceeds from sale of personal lines insurance policies	18,500	—
Acquisitions, net of cash acquired	(33,213)	(217,569)

Net cash used in investing activities	(385,736)	(603,155)

Cash flows from financing activities:
Net repayments under financial services debt	(275,190)	(34,219)
Net borrowings under revolving credit facility	65,000	473,000
Proceeds from issuance of 5.95% senior notes	248,665	—
Proceeds from issuance of 6.50% senior notes	248,933	—
Proceeds from issuance of 5.60% senior notes	—	499,127
Redemption of 9.95% senior notes	—	(337,731)
Principal payments on other borrowings	(147,834)	(80,270)
Proceeds from other borrowings	2,471	30,340
Net payments related to minority interests	(65,274)	(17,635)
Excess tax benefits from share-based awards	6,036	—

Lennar Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows — (Continued)

(Dollars in thousands)

(unaudited)

	Nine Months Ended August 31,
	2006	2005
Common stock:
Issuances	29,429	35,266
Repurchases	(300,002)	(246,554)
Dividends	(76,172)	(64,099)

Net cash provided by (used in) financing activities	(263,938)	257,225

Net decrease in cash	(803,288)	(1,207,072)
Cash at beginning of period	1,059,343	1,415,815

Cash at end of period	$256,055	208,743

Summary of cash:
Homebuilding	$143,677	78,156
Financial services	112,378	130,587

	$256,055	208,743

Supplemental disclosures of non-cash investing and financing activities:
Conversion of 5.125% zero-coupon convertible senior subordinated notes to equity	$157,894	118,996
Non-cash contributions to unconsolidated entities	29,680	—
Non-cash distributions from unconsolidated entities	22,784	66,265
Purchases of inventories financed by sellers	34,108	149,708
Issuance of common stock for employee compensation	38,150	—
Consolidation/deconsolidation of previously unconsolidated/consolidated entities, net:
Receivables	—	19,563
Inventories	112,643	26,924
Investments in unconsolidated entities	(50,640)	(1,477)
Other assets	2,154	453
Senior notes and other debts payable	—	(2,684)
Other liabilities	(16,810)	(42,779)
Minority interest	(47,347)	—

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

The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The condensed consolidated statements of earnings for the three and nine months ended August 31, 2006 are not necessarily indicative of the results to be expected for the full year.

Reclassifications

Certain prior year amounts in the condensed consolidated financial statements have been reclassified to conform with the 2006 presentation. These reclassifications had no impact on reported net earnings.

Restatement

Subsequent to the issuance of the Company’s condensed consolidated financial statements for the quarterly period ended February 28, 2006, the Company expanded its disclosure of reportable segments in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures About Segments of an Enterprise and Related Information. The Company had historically aggregated its homebuilding operating segments into a single, national reportable segment, but restated its segment disclosure in its 2005 Annual Report on Form 10-K to include three homebuilding reportable segments. Thus, the segment disclosure for the three and nine months ended August 31, 2005 has been restated in order to conform to the segment disclosure in the 2005 Annual Report on Form 10-K/A (see Note 3). The restatement has no impact on the Company’s condensed consolidated balance sheets as of November 30, 2005 and August 31, 2005, condensed consolidated statements of earnings and related earnings per share amounts for the three and nine months ended August 31, 2005 or condensed consolidated statement of cash flows for the nine months ended August 31, 2005.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Share-Based Payment

Prior to December 1, 2005, the Company accounted for stock option awards granted under the Company’s share-based payment plans in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”). Share-based employee compensation expense was not recognized in the Company’s consolidated statements of earnings prior to December 1, 2005, as all stock option awards granted under the plans had an exercise price equal to or greater than the market value of the common stock on the date of the grant. Effective December 1, 2005, the Company adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”) using the modified-prospective-transition method. Under this transition method, compensation expense recognized during the three and nine months ended August 31, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of, December 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to December 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified-prospective-transition method, results for prior periods have not been restated. The adoption of SFAS 123R resulted in a charge to net earnings of $0.03 per diluted share and $0.08 per diluted share, respectively, for the three and nine months ended August 31, 2006. See Note 13 for further detail on the impact of SFAS 123R to the Company’s condensed consolidated financial statements.

(2) Discontinued Operations

In May 2005, the Company sold North America Exchange Company (“NAEC”), a subsidiary of the Financial Services segment’s title company. NAEC’s revenues for the nine months ended August 31, 2005 were $3.3 million.

(3) Operating and Reporting Segments

The Company’s operating segments are aggregated into reportable segments in accordance with SFAS 131 based primarily upon similar economic characteristics and product type. The Company’s reportable segments consist of:

(1) Homebuilding East

(2) Homebuilding Central

(3) Homebuilding West

(4) Financial Services

Information about homebuilding activities in states that do not have economic characteristics similar to those in other states in the same geographic area is grouped under “Homebuilding Other,” which is not considered a reportable segment in accordance with SFAS 131.

The Company had historically aggregated its Homebuilding operating segments into a single, national reportable segment, but has restated its segment disclosure to include three homebuilding reportable segments, as identified above, for the three and nine months ended August 31, 2005.

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

East: Florida, Maryland, New Jersey and Virginia

Central: Arizona, Colorado and Texas

West: California and Nevada

Other: Illinois, Minnesota, New York, North Carolina and South Carolina

Operations of the Company’s Financial Services segment include income from mortgage financing, title insurance and other ancillary services (including personal lines insurance, high-speed Internet and cable television) for both buyers of the Company’s homes and others. Substantially all of the loans it originates are sold in the secondary mortgage market on a servicing released basis; however, the Company remains liable for certain representations and warranties related to loan sales. The Company’s Financial Services segment operates generally in the same markets as the Company’s homebuilding segments, as well as other states.

Evaluation of segment performance is based on operating earnings from continuing operations before provision for income taxes. Operating earnings for the homebuilding segments consist of revenues generated from the sales of homes and land, equity in earnings from unconsolidated entities and management fees and other income, net, less the cost of homes and land sold, selling, general and administrative expenses and minority interest expense, net. Operating earnings for the Financial Services segment consist of revenues generated from mortgage financing, title insurance and other ancillary services less the cost of such services and certain selling, general and administrative expenses incurred by the Financial Services segment.

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

Financial information relating to the Company’s operations was as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
(In thousands)	2006	2005	2006	2005
		(as restated)		(as restated)
Revenues:
Homebuilding East	$1,231,090	883,378	3,330,640	2,156,060
Homebuilding Central	946,274	853,974	2,686,731	2,260,495
Homebuilding West	1,447,478	1,325,537	4,613,192	3,332,332
Homebuilding Other	371,949	283,119	890,248	688,374
Financial Services	185,644	152,324	479,786	399,776

Total revenues	$4,182,435	3,498,332	12,000,597	8,837,037

Operating earnings (loss):
Homebuilding East	$133,817	150,049	438,059	335,615
Homebuilding Central	61,507	92,747	212,161	213,232
Homebuilding West	129,386	298,032	682,399	738,136
Homebuilding Other	(7,488)	11,749	(27,112)	27,574
Financial Services (1)	61,694	34,939	106,910	70,188
Corporate and unallocated (2)	(50,861)	(45,744)	(159,284)	(158,639)

Earnings from continuing operations before provision for income taxes	$328,055	541,772	1,253,133	1,226,106

(1)	Includes a $17.7 million pretax gain for the three and nine months ended August 31, 2006 from monetizing the Financial Services segment’s personal lines insurance policies.
(2)	Includes a) corporate general and administrative expenses and b) the loss on redemption of 9.95% senior notes during the nine months ended August 31, 2005.

(In thousands)	August 31, 2006	November 30, 2005
		(as restated)
Assets:
Homebuilding East	$3,788,297	3,454,318
Homebuilding Central	1,695,514	1,682,593
Homebuilding West	4,210,391	4,187,525
Homebuilding Other	1,250,943	1,131,146
Financial Services	1,423,782	1,701,635
Corporate and unallocated	132,173	384,008

Total assets	$12,501,100	12,541,225

(4) Investments in Unconsolidated Entities

Summarized condensed financial information on a combined 100% basis related to unconsolidated entities in which the Company has investments that are accounted for by the equity method was as follows:

(In thousands)	August 31, 2006	November 30, 2005
Assets:
Cash	$290,186	334,530
Inventories	9,131,340	7,615,489
Other assets	883,702	875,741

	$10,305,228	8,825,760

Liabilities and equity:
Accounts payable and other liabilities	$1,202,673	1,004,940
Notes and mortgages payable	5,141,258	4,486,271
Equity of:
The Company	1,541,104	1,282,686
Others	2,420,193	2,051,863

	$10,305,228	8,825,760

The unconsolidated entities in which the Company has investments usually finance their activities with a combination of partner equity and debt financing. As of August 31, 2006, the Company’s equity in these unconsolidated entities represented 39% of the entities’ total equity. In some instances, the Company and its partners have guaranteed debt of certain unconsolidated entities. At August 31, 2006, the Company’s pro rata portion of these guarantees was $1.2 billion, of which $966.0 million were maintenance guarantees and $250.7 million were repayment guarantees. As of August 31, 2006, the fair market values of the maintenance guarantees and repayment guarantees were not material. In addition, the Company and/or its partners occasionally grant liens on their interest in a joint venture in order to help secure a loan to that joint venture. When the Company and/or its partners provide guarantees, the unconsolidated entity generally receives more favorable terms from its lenders than would otherwise be available to it. In a repayment guarantee, the Company and its venture partners guarantee repayment of a portion or all of the debt in the event of a default before the lender would have to exercise its rights against the collateral. The maintenance guarantees only apply if an unconsolidated entity defaults on its loan arrangements and the value of the collateral (generally land and improvements) is less than a specified percentage of the loan balance. If the Company is required to make a payment under a maintenance guarantee to bring the value of the collateral above the specified percentage of the loan balance, the payment would constitute a capital contribution or loan to the unconsolidated entity and increase the Company’s share of any funds the unconsolidated entity distributes. At August 31, 2006, there were no assets held as collateral that, upon the occurrence of any triggering event or condition under a guarantee, the Company could obtain and liquidate to recover all or a portion of the amounts to be paid under a guarantee.

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

	Three Months Ended August 31,		Nine Months Ended August 31,
(In thousands, except per share amounts)	2006	2005	2006	2005
Numerator - Basic earnings per share:
Earnings from continuing operations	$206,675	337,253	789,474	763,251
Earnings from discontinued operations	—	—	—	10,745

Numerator for basic earnings per share - net earnings	$206,675	337,253	789,474	773,996

Numerator - Diluted earnings per share:
Earnings from continuing operations	$206,675	337,253	789,474	763,251
Interest on 5.125% zero-coupon convertible senior subordinated notes due 2021, net of tax	—	1,952	1,566	6,389

Numerator for diluted earnings per share from continuing operations	206,675	339,205	791,040	769,640
Numerator for diluted earnings per share from discontinued operations	—	—	—	10,745

Numerator for diluted earnings per share - net earnings	$206,675	339,205	791,040	780,385

Denominator:
Denominator for basic earnings per share - weighted average shares	157,634	155,048	158,344	154,828
Effect of dilutive securities:
Employee stock options and restricted stock	1,591	2,757	1,933	2,650
5.125% zero-coupon convertible senior subordinated notes due 2021	—	7,112	1,954	8,350

Denominator for diluted earnings per share	159,225	164,917	162,231	165,828

Basic earnings per share:
Earnings from continuing operations	$1.31	2.18	4.99	4.93
Earnings from discontinued operations	—	—	—	0.07

Net earnings	$1.31	2.18	4.99	5.00

Diluted earnings per share:
Earnings from continuing operations	$1.30	2.06	4.88	4.64
Earnings from discontinued operations	—	—	—	0.07

Net earnings	$1.30	2.06	4.88	4.71

Options to purchase 4.9 million shares in total of Class A and Class B common stock were outstanding and anti-dilutive for the three months ended August 31, 2006. Options to purchase 2.7 million shares in total of Class A and Class B common stock were outstanding and anti-dilutive for the nine months ended August 31, 2006. Anti-dilutive options outstanding for the three and nine months ended August 31, 2005 were not material.

In 2006, substantially all of the Company’s outstanding 5.125% zero-coupon convertible senior subordinated notes due 2021 (the “Convertible Notes”) were converted by the noteholders into 4.9 million Class A common shares. Convertible Notes not converted by the noteholders were not material and were redeemed by the Company on April 4, 2006. The weighted average amount of shares issued upon conversion is included in the calculation of basic earnings per share from the date of conversion. The calculation of diluted earnings per share included zero shares and 2.0 million shares, respectively, for the three and nine months ended August 31, 2006, compared to 7.1 million shares and 8.4 million shares, respectively, for the three and nine months ended August 31, 2005, related to the dilutive effect of the Convertible Notes prior to conversion.

(6) Financial Services

The assets and liabilities related to the Company’s Financial Services segment were as follows:

(In thousands)	August 31, 2006	November 30, 2005
Assets:
Cash	$112,378	149,786
Receivables, net	447,550	675,877
Loans held-for-sale, net	469,850	562,510
Loans held-for-investment, net	215,723	147,459
Investments held-to-maturity	54,508	32,146
Goodwill	61,211	57,988
Other	62,562	75,869

	$1,423,782	1,701,635

Liabilities:
Notes and other debts payable	$994,898	1,269,782
Other	195,133	167,918

	$1,190,031	1,437,700

At August 31, 2006, the Financial Services segment had warehouse lines of credit totaling $1.2 billion to fund its mortgage loan activities. Borrowings under the lines of credit were $965.5 million at August 31, 2006. The warehouse lines of credit mature in October 2006 ($500 million) and in April 2008 ($670 million). In September 2006, the warehouse line of credit that matures in October 2006 was increased to $700 million and now matures in September 2007. At August 31, 2006, Financial Services had advances under a conduit funding agreement amounting to $5.3 million. Financial Services also had a $25 million revolving line of credit that matures in November 2006, at which time the Company expects the line of credit to be renewed. Borrowings under the line of credit were $23.8 million at August 31, 2006.

(7) Cash

Cash as of August 31, 2006 and November 30, 2005 included $111.2 million and $193.6 million, respectively, of cash held in escrow for approximately three days.

(8) Restricted Cash

Restricted cash consists of customer deposits on home sales held in restricted accounts until title transfers to the homebuyer, as required by the state and local governments in which the homes were sold.

(9) Debt

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

In July 2006, the Company replaced the Credit Facility with a new senior unsecured revolving credit facility (the “New Facility”). The New Facility consists of a $2.7 billion revolving credit facility maturing in 2011. The New Facility also includes access to an additional $485 million of financing through an accordion feature, subject to additional commitments, for a maximum aggregate commitment under the New Facility of $3.2 billion. The New Facility is guaranteed by substantially all of the Company’s subsidiaries other than finance company subsidiaries (which include mortgage and title insurance agency subsidiaries). Interest rates on outstanding borrowings are LIBOR-based, with margins determined based on changes in the Company’s credit ratings, or an alternate base rate, as described in the credit agreement. At August 31, 2006, the Company had $65.0 million outstanding under the New Facility.

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

At August 31, 2006, the Company had letters of credit outstanding in the amount of $1.4 billion, which includes $190.4 million outstanding under the LC Facility. The majority of these letters of credit are posted with regulatory bodies to guarantee the Company’s performance of certain development and construction activities or are posted in lieu of cash deposits on option contracts. Of the Company’s total letters of credit outstanding, $410.9 million were collateralized against certain borrowings available under the New Facility.

In March 2006, the Company initiated a commercial paper program (the “Program”) under which the Company may, from time-to-time, issue short-term unsecured notes in an aggregate amount not to exceed $2.0 billion. Issuances under the Program are guaranteed by all of the Company’s wholly-owned subsidiaries that are also guarantors of its New Facility. At August 31, 2006, no amounts were outstanding under the Program.

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

In April 2006, the Company issued $250 million of 5.95% senior notes due 2011 and $250 million of 6.50% senior notes due 2016 (collectively, the “Senior Notes”) at a price of 99.766% and 99.873%, respectively, in a private placement. Proceeds from the offering of the Senior Notes, after initial purchaser’s discount and expenses, were $248.7 million and $248.9 million, respectively. The Company added the proceeds to its working capital to be used for general corporate purposes. Interest on the Senior Notes is due semi-annually. The Senior Notes are unsecured and unsubordinated, and substantially all of the Company’s subsidiaries other than finance company subsidiaries guarantee the Senior Notes.

In August 2006, the Company commenced an offer to exchange the Senior Notes for notes registered under the Securities Act of 1933 (the “Exchange Notes”). The Company completed the exchange offer on October 2, 2006, with substantially all of the Senior Notes being exchanged for the Exchange Notes.

(10) Other Liabilities

(In thousands)	August 31, 2006	November 30, 2005

Accrued compensation	$273,227	396,614
Income taxes currently payable	60,486	463,588
Other	1,203,713	1,137,622

	$1,537,426	1,997,824

(11) Product Warranty

Warranty and similar reserves for homes are established at an amount estimated to be adequate to cover potential costs for materials and labor with regard to warranty-type claims expected to be incurred subsequent to the delivery of a home. Reserves are determined based on historical data and current trends with respect to similar product types and geographical areas. The Company constantly monitors the warranty reserve and makes adjustments to its pre-existing warranties in order to reflect changes in trends and historical data as information becomes available. Warranty reserves are included in other liabilities in the accompanying condensed consolidated balance sheets. The activity in the Company’s warranty reserve was as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
(In thousands)	2006	2005	2006	2005
Warranty reserve, beginning of period	$154,805	116,388	144,916	116,826
Warranties issued during the period	44,273	36,259	124,277	91,565
Adjustments to pre-existing warranties from changes in estimates	6,595	9,164	22,910	24,798
Payments	(41,858)	(40,216)	(128,288)	(111,594)

Warranty reserve, end of period	$163,815	121,595	163,815	121,595

(12) Stockholders’ Equity

In June 2001, the Company’s Board of Directors authorized a stock repurchase program to permit the purchase of up to 20 million shares of the Company’s outstanding common stock. During the three and nine months ended August 31, 2006, the Company repurchased a total of 0.7 million shares and 5.7 million shares, respectively, of its outstanding common stock under the stock repurchase program for an aggregate purchase price including commissions of $27.5 million, or $40.93 per share, and $296.9 million, or $52.35 per share, respectively, compared to no share repurchases during the three months ended August 31, 2005 and a total of 4.4 million share repurchases of its outstanding common stock at an aggregate purchase price of $232.2 million, or $53.26 per share, for the nine months ended August 31, 2005. As of August 31, 2006, 6.8 million shares of common stock can be repurchased in the future under the program.

In addition to the common shares repurchased under the Company’s stock repurchase program, during the third quarter of 2006, treasury stock increased 0.1 million common shares in connection with activity related to the Company’s equity compensation plans, as well as 0.1 million common shares related to forfeitures of restricted stock.

At August 31, 2006, the Company had shelf registration statements effective under the Securities Act of 1933, as amended, under which the Company could sell to the public up to $1.0 billion of debt securities, common stock, preferred stock or other securities and could issue up to $400 million of equity or debt securities in connection with acquisitions of companies or interests in companies, businesses or assets.

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

Prior to December 1, 2005, the Company accounted for stock option awards granted under the plans in accordance with the recognition and measurement provisions of APB 25 and related Interpretations, as permitted by SFAS 123. Share-based employee compensation expense was not recognized in the Company’s consolidated statements of earnings prior to December 1, 2005, as all stock option awards granted under the plans had an exercise price equal to or greater than the market value of the common stock on the date of the grant. Effective December 1, 2005, the

Company adopted the provisions of SFAS 123R using the modified-prospective-transition method. Under this transition method, compensation expense recognized during the three and nine months ended August 31, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of, December 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to December 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified-prospective-transition method, results for prior periods have not been restated.

As a result of adopting SFAS 123R, the charges to earnings from continuing operations before provision for income taxes for the three and nine months ended August 31, 2006 were $6.5 million and $18.5 million, respectively. The impact of adopting SFAS 123R on net earnings for the three and nine months ended August 31, 2006 was $4.7 million and $13.3 million, respectively. The impact of adopting SFAS 123R on both basic and diluted earnings per share for the three and nine months ended August 31, 2006 was $0.03 per share and $0.08 per share, respectively.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits related to deductions resulting from the exercise of stock options as cash flows from operating activities in the consolidated statements of cash flows. SFAS 123R requires that cash flows resulting from tax benefits related to tax deductions in excess of the compensation expense recognized for those options (excess tax benefits) be classified as financing cash flows. As a result, the Company classified $6.0 million of excess tax benefits as financing cash inflows for the nine months ended August 31, 2006.

The following table illustrates the effect on net earnings and earnings per share for the three and nine months ended August 31, 2005, if the Company had applied the fair market value recognition provisions of SFAS 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, to stock options awards granted under the Company’s share-based payment plans. For purposes of this pro forma disclosure, the value of the stock option awards is estimated using a Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods.

(In thousands, except per share amounts)	Three Months Ended August 31, 2005	Nine Months Ended August 31, 2005
Net earnings, as reported	$337,253	773,996
Add: Total stock-based employee compensation expense included in reported net earnings, net of tax	1,653	2,637
Deduct: Total stock-based employee compensation expense determined under fair market value based method for all awards, net of tax	(4,992)	(12,230)

Pro forma net earnings	$333,914	764,403

Earnings per share:

Basic—as reported	$2.18	5.00

Basic—pro forma	$2.15	4.94

Diluted—as reported	$2.06	4.71

Diluted—pro forma	$2.04	4.65

Compensation expense related to the Company’s share-based awards during the three and nine months ended August 31, 2006 was $8.9 million and $26.5 million, respectively, of which $6.5 million and $18.5 million, respectively, related to stock options resulting from the adoption of SFAS 123R and $2.4 million and $8.0 million, respectively, related to nonvested shares. During the three and nine months ended August 31, 2005, compensation expense related to the Company’s share-based awards was $2.7 million and $4.2 million, respectively, which primarily related to nonvested shares. The total income tax benefit recognized in the condensed consolidated statements of earnings for share-based awards during the three and nine months ended August 31, 2006 was $2.6 million and $8.1 million, respectively, of which $1.8 million and $5.2 million, respectively, related to stock options resulting from the adoption of SFAS 123R and $0.9 million and $3.0 million related to nonvested shares. During the three and nine months ended August 31, 2005, the income tax benefit recognized in the condensed consolidated statements of earnings for share-based awards was $1.0 million and $1.6 million, respectively, all of which related to nonvested shares.

Cash received from stock options exercised during the three and nine months ended August 31, 2006 was $1.5 million and $29.4 million, respectively, compared to $6.2 million and $35.3 million, respectively, in the same periods last year. The tax deductions related to stock options exercised during the three and nine months ended August 31, 2006 were $0.7 million and $10.6 million, respectively, compared to $4.6 million and $21.7 million, respectively, in the same periods last year.

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

The significant weighted average assumptions relating to the valuation of the Company’s stock options for the nine months ended August 31, 2006 and 2005 were as follows:

	2006	2005
Dividend yield	1.1%	1.0%
Volatility rate	31% - 34%	27% - 34%
Risk-free interest rate	4.1% - 5.0%	3.8% - 4.6%
Expected option life (years)	2.0 - 5.0	2.0 - 5.0

A summary of the Company’s stock option activity for the nine months ended August 31, 2006 was as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (In thousands)
Outstanding at November 30, 2005	7,159,548	$35.92
Grants	1,769,600	$61.60
Forfeited or expired	(500,443)	$46.92
Exercises	(1,053,908)	$27.95

Outstanding at August 31, 2006	7,374,797	$42.47	2.9 years	$61,650

Vested and expected to vest in the future at August 31, 2006	6,536,704	$41.41	2.8 years	$60,366

Exercisable at August 31, 2006	2,125,036	$29.86	2.5 years	$31,391

Available for grant at August 31, 2006	3,431,639

The weighted average fair value of options granted during the three and nine months ended August 31, 2006 was $12.68 and $17.33, respectively, compared to $18.58 and $16.02, respectively, in the same periods last year. The total intrinsic value of options exercised during the three and nine months ended August 31, 2006 was $1.8 million and $32.1 million, respectively, compared to $14.8 million and $65.2 million, respectively, in the same periods last year.

The fair value of nonvested shares is determined based on the average trading price of the Company’s common stock on the grant date. The weighted average fair value of nonvested shares granted during the three and nine months ended August 31, 2006 was $40.76 and $57.32, respectively, compared to $63.41 and $62.17, respectively, for the three and nine months ended August 31, 2005. A summary of the Company’s nonvested shares activity for the nine months ended August 31, 2006 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested restricted shares at November 30, 2005	724,000	$61.65
Grants	646,328	$57.32
Vested	(64,500)	$62.18
Forfeited	(43,345)	$59.48

Nonvested restricted shares at August 31, 2006	1,262,483	$59.48

At August 31, 2006, there was $82.9 million of unrecognized compensation expense related to unvested share-based awards granted under the Company’s share-based payment plans, of which $47.2 million relates to stock options and $35.7 million relates to nonvested shares. That expense is expected to be recognized over a weighted-average period of 3.1 years. There were 55,000 nonvested shares and 64,500 nonvested shares, respectively, that vested during the three and nine months ended August 31, 2006, compared to 444,000 nonvested shares and 462,000 nonvested shares, respectively, that vested during the same periods in 2005. The tax deductions related to nonvested share activity during the three months ended August 31, 2006 and 2005 were $3.1 million, compared to $15.6 million in the same period last year. The tax deductions related to nonvested share activity during the nine months ended August 31, 2006 were $3.7 million, compared to $16.0 million in the same period last year.

(14) Comprehensive Income

Comprehensive income represents changes in stockholders’ equity from non-owner sources. The components of comprehensive income were as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
(Dollars in thousands)	2006	2005	2006	2005
Net earnings	$206,675	337,253	789,474	773,996
Unrealized gains arising during period on interest rate swaps, net of 37.00% and 37.75% tax effect, respectively, in 2006 and 2005	350	2,002	2,445	6,629
Unrealized gain (loss) arising during period on available-for-sale investment securities, net of 37.00% and 37.75% tax effect, respectively, in 2006 and 2005	—	(21)	(238)	168

Comprehensive income	$207,025	339,234	791,681	780,793

(15) Consolidation of Variable Interest Entities

The Company follows Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN 46R”), which requires the consolidation of certain entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.

Unconsolidated Entities

At August 31, 2006, the Company had investments in and advances to unconsolidated entities established to acquire and develop land for sale to the Company in connection with its homebuilding operations, for sale to third parties or for the construction of homes for sale to third-party homebuyers. The Company evaluated all agreements under FIN 46R during the nine months ended August 31, 2006 that were entered into or had reconsideration events and it consolidated entities that at August 31, 2006 had total combined assets and liabilities of $88.6 million and $91.3 million, respectively.

At August 31, 2006, the Company’s recorded investment in unconsolidated entities was $1.5 billion. The Company’s estimated maximum exposure to loss with regard to unconsolidated entities was its recorded investments in these entities and the exposure under the guarantees discussed in Note 4.

Option Contracts

In the Company’s homebuilding operations, the Company has access to land through option contracts, which generally enables it to defer acquiring portions of properties owned by third parties (including land funds) and unconsolidated entities until the Company is ready to build homes on them.

At August 31, 2006, the Company had access through option contracts to 209,511 homesites, of which 115,984 were through option contracts with third parties and 93,527 were through option contracts with unconsolidated entities in which the Company has investments.

A majority of the Company’s option contracts require a non-refundable cash deposit or irrevocable letter of credit based on a percentage of the purchase price of the land. These options are generally rolling options, in which the Company acquires homesites based on pre-determined takedown schedules. The Company’s option contracts often include price escalators, which adjust the purchase price of the land to its approximate fair market value at time of the acquisition. The exercise periods of the Company’s option contracts vary on a case-by-case basis, but generally range from one to ten years.

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

Each option contract contains a predetermined take-down schedule for the optioned land parcels. However, in almost all instances, the Company is not required to purchase land in accordance with those take-down schedules. In substantially all instances, the Company has the right and ability to not exercise its option and forfeit its deposit without further penalty, other than termination of the option and loss of any unapplied portion of its deposit and pre-acquisition costs. Therefore, in substantially all instances, the Company does not consider the take-down price to be a firm contractual obligation. When the Company permits an option to terminate, it writes-off any unapplied deposits and pre-acquisition costs that will be lost. For the three and nine months ended August 31, 2006, the Company wrote-off $15.8 million and $41.1 million, respectively, of option deposits and pre-acquisition costs, compared to $2.9 million and $10.9 million, respectively, in the same periods last year, related to land under option that it does not intend to purchase.

In very limited cases, the land seller can enforce the take-down schedule by requiring the Company to exercise its option. The Company records the option contract as a financing arrangement when required in accordance with SFAS No. 49, Accounting for Product Financing Arrangements, and records the optioned property and related take-down liability in its consolidated financial statements.

The Company evaluated all option contracts for land when entered into or upon a reconsideration event and determined it was the primary beneficiary of certain of these option contracts. Although the Company does not have legal title to the optioned land, under FIN 46R, the Company, if it is deemed to be the primary beneficiary, is required to consolidate the land under option at the purchase price of the optioned land. During the nine months ended August 31, 2006, the effect of the consolidation of these option contracts was an increase of $361.6 million to consolidated inventory not owned with a corresponding increase to liabilities related to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of August 31, 2006. This increase was offset primarily by the Company exercising its options to acquire land under certain contracts previously consolidated under FIN 46R, resulting in a net decrease in consolidated inventory not owned of $76.6 million. To reflect the purchase price of the inventory consolidated under FIN 46R, the Company reclassified $68.1 million of related option deposits from land under development to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of August 31, 2006. The liabilities related to consolidated inventory not owned represent the difference between the purchase price of the optioned land and the Company’s cash deposits.

At August 31, 2006, the Company’s exposure to loss related to its option contracts with third parties and unconsolidated entities consisted of its non-refundable option deposits and advanced costs totaling $810.4 million. Additionally, the Company posted $535.7 million of letters of credit in lieu of cash deposits under certain option contracts as of August 31, 2006.

(16) New Accounting Pronouncements

In December 2004, the FASB issued Staff Position 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (“FSP 109-1”). The American Jobs Creation Act, which was signed into law in October 2004, provides a tax deduction on qualified domestic production activities. When fully phased-in, the deduction will be up to 9% of the lesser of “qualified production activities income” or taxable income. Based on the guidance provided by FSP 109-1, this deduction should be accounted for as a special deduction under SFAS No. 109, Accounting for Income Taxes, (“SFAS 109”) and will reduce tax expense in the period or periods that the amounts are deductible on the tax return. FSP 109-1 was effective December 21, 2004. The tax benefit resulting from the new deduction was effective beginning in the Company’s first quarter of fiscal year 2006 and is reflected in the effective income tax rate of 37.00% for the three and nine months ended August 31, 2006, reduced from 37.75% for the three and nine months ended August 31, 2005. The Company is continuing to evaluate the impact of this law on its future financial statements and currently estimates the fiscal 2006 reduction in its federal income tax rate from fiscal 2005 to be approximately 75 basis points.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3, (“SFAS 154”). SFAS 154, which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, changes the requirements for the accounting and reporting of a change in an accounting principle. The statement requires retrospective application of changes in an accounting principle to prior periods’ financial statements unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 (the Company’s fiscal year beginning December 1, 2006). The adoption of SFAS 154 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of SFAS 109, (“FIN 48”). FIN 48 provides interpretive guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006 (the Company’s fiscal year beginning December 1, 2007). The Company is currently reviewing the effect of this Interpretation on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (the Company’s fiscal year beginning December 1, 2007), and interim periods within those fiscal years. The Company is currently reviewing the effect of this Statement on its consolidated financial statements.

(17)	Supplemental Financial Information

The Company’s obligations to pay principal, premium, if any, and interest under its New Facility, senior floating-rate notes due 2007, senior floating-rate notes due 2009, 7 5/8% senior notes due 2009, 5.125% senior notes due 2010, 5.95% senior notes due 2011, 5.95% senior notes due 2013, 5.50% senior notes due 2014, 5.60% senior notes due 2015 and 6.50% senior notes due 2016 are guaranteed by substantially all of the Company’s subsidiaries other than finance company subsidiaries. The guarantees are full and unconditional and the guarantor subsidiaries are 100% directly or indirectly owned by Lennar Corporation. The guarantees are joint and several, subject to limitations as to each guarantor designed to eliminate fraudulent conveyance concerns. The Company has determined that separate, full financial statements of the guarantors would not be material to investors and, accordingly, supplemental financial information for the guarantors is presented as follows:

Condensed Consolidating Balance Sheet

August 31, 2006

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Homebuilding:
Cash, restricted cash and receivables, net	$2,098	297,324	24,186	—	323,608
Inventories	—	8,514,109	210,890	—	8,724,999
Investments in unconsolidated entities	—	1,541,104	—	—	1,541,104
Goodwill	—	196,638	—	—	196,638
Other assets	199,022	82,510	9,437	—	290,969
Investments in subsidiaries	8,330,423	511,252	—	(8,841,675)	—

	8,531,543	11,142,937	244,513	(8,841,675)	11,077,318
Financial services	—	25,321	1,398,461	—	1,423,782

Total assets	$8,531,543	11,168,258	1,642,974	(8,841,675)	12,501,100

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable and other liabilities	$637,027	1,586,683	42,714	—	2,266,424
Liabilities related to consolidated inventory not owned	—	256,746	—	—	256,746
Senior notes and other debts payable	2,736,246	28,934	18,894	—	2,784,074
Intercompany	(772,528)	958,941	(186,413)	—	—

	2,600,745	2,831,304	(124,805)	—	5,307,244
Financial services	—	6,531	1,183,500	—	1,190,031

Total liabilities	2,600,745	2,837,835	1,058,695	—	6,497,275
Minority interest	—	—	73,027	—	73,027
Stockholders’ equity	5,930,798	8,330,423	511,252	(8,841,675)	5,930,798

Total liabilities and stockholders’ equity	$8,531,543	11,168,258	1,642,974	(8,841,675)	12,501,100

(17)	Supplemental Financial Information – (Continued)

Condensed Consolidating Balance Sheet

November 30, 2005

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Homebuilding:
Cash, restricted cash and receivables, net	$401,467	816,971	13,032	—	1,231,470
Inventories	—	7,619,470	244,061	—	7,863,531
Investments in unconsolidated entities	—	1,282,686	—	—	1,282,686
Goodwill	—	195,156	—	—	195,156
Other assets	80,838	121,354	64,555	—	266,747
Investments in subsidiaries	7,150,775	500,342	—	(7,651,117)	—

	7,633,080	10,535,979	321,648	(7,651,117)	10,839,590
Financial services	—	29,341	1,672,294	—	1,701,635

Total assets	$7,633,080	10,565,320	1,993,942	(7,651,117)	12,541,225

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable and other liabilities	$1,026,281	1,783,582	64,791	—	2,874,654
Liabilities related to consolidated inventory not owned	—	306,445	—	—	306,445
Senior notes and other debts payable	2,328,016	250,642	14,114	—	2,592,772
Intercompany	(972,628)	1,066,147	(93,519)	—	—

	2,381,669	3,406,816	(14,614)	—	5,773,871
Financial services	—	7,729	1,429,971	—	1,437,700

Total liabilities	2,381,669	3,414,545	1,415,357	—	7,211,571
Minority interest	—	—	78,243	—	78,243
Stockholders’ equity	5,251,411	7,150,775	500,342	(7,651,117)	5,251,411

Total liabilities and stockholders’ equity	$7,633,080	10,565,320	1,993,942	(7,651,117)	12,541,225

(17)	Supplemental Financial Information – (Continued)

Condensed Consolidating Statement of Earnings

Three Months Ended August 31, 2006

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Homebuilding	$—	3,951,829	44,962	—	3,996,791
Financial services	—	1,919	198,794	(15,069)	185,644

Total revenues	—	3,953,748	243,756	(15,069)	4,182,435

Costs and expenses:
Homebuilding	—	3,650,842	46,283	(2,716)	3,694,409
Financial services	—	9,444	132,911	(18,405)	123,950
Corporate general and administrative	50,861	—	—	—	50,861

Total costs and expenses	50,861	3,660,286	179,194	(21,121)	3,869,220

Equity in loss from unconsolidated entities	—	5,903	—	—	5,903
Management fees and other income, net	6,052	21,569	275	(6,052)	21,844
Minority interest expense, net	—	—	1,101	—	1,101

Earnings (loss) before provision (benefit) for income taxes	(44,809)	309,128	63,736	—	328,055
Provision (benefit) for income taxes	(16,579)	114,377	23,582	—	121,380
Equity in earnings from subsidiaries	234,905	40,154	—	(275,059)	—

Net earnings	$206,675	234,905	40,154	(275,059)	206,675

Condensed Consolidating Statement of Earnings

Three Months Ended August 31, 2005

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Homebuilding	$—	3,268,484	77,524	—	3,346,008
Financial services	—	2,879	158,669	(9,224)	152,324

Total revenues	—	3,271,363	236,193	(9,224)	3,498,332

Costs and expenses:
Homebuilding	—	2,762,803	56,086	(1,400)	2,817,489
Financial services	—	3,049	121,093	(6,757)	117,385
Corporate general and administrative	45,744	—	—	—	45,744

Total costs and expenses	45,744	2,765,852	177,179	(8,157)	2,980,618

Equity in earnings from unconsolidated entities	—	16,793	—	—	16,793
Management fees and other income (loss), net	(1,067)	19,492	942	1,067	20,434
Minority interest expense, net	—	—	13,169	—	13,169

Earnings (loss) before provision (benefit) for income taxes	(46,811)	541,796	46,787	—	541,772
Provision (benefit) for income taxes	(17,672)	204,528	17,663	—	204,519
Equity in earnings from subsidiaries	366,392	29,124	—	(395,516)	—

Net earnings	$337,253	366,392	29,124	(395,516)	337,253

(17) Supplemental Financial Information – (Continued)

Condensed Consolidating Statement of Earnings

Nine Months Ended August 31, 2006

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Homebuilding	$—	11,286,783	234,028	—	11,520,811
Financial services	—	7,307	511,461	(38,982)	479,786

Total revenues	—	11,294,090	745,489	(38,982)	12,000,597

Costs and expenses:
Homebuilding	—	10,104,788	208,427	(5,235)	10,307,980
Financial services	—	19,081	396,791	(42,996)	372,876
Corporate general and administrative	159,284	—	—	—	159,284

Total costs and expenses	159,284	10,123,869	605,218	(48,231)	10,840,140

Equity in earnings from unconsolidated entities	—	47,079	—	—	47,079
Management fees and other income, net	9,249	53,325	4,327	(9,249)	57,652
Minority interest expense, net	—	—	12,055	—	12,055

Earnings (loss) before provision (benefit) for income taxes	(150,035)	1,270,625	132,543	—	1,253,133
Provision (benefit) for income taxes	(55,513)	470,131	49,041	—	463,659
Equity in earnings from subsidiaries	883,996	83,502	—	(967,498)	—

Net earnings	$789,474	883,996	83,502	(967,498)	789,474

Condensed Consolidating Statement of Earnings

Nine Months Ended August 31, 2005

(Dollars in thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Homebuilding	$—	8,141,467	295,794	—	8,437,261
Financial services	—	7,766	416,417	(24,407)	399,776

Total revenues	—	8,149,233	712,211	(24,407)	8,837,037

Costs and expenses:
Homebuilding	—	6,990,100	218,187	(3,001)	7,205,286
Financial services	—	8,485	340,061	(18,958)	329,588
Corporate general and administrative	123,731	—	—	—	123,731

Total costs and expenses	123,731	6,998,585	558,248	(21,959)	7,658,605

Equity in earnings from unconsolidated entities	—	54,679	—	—	54,679
Management fees and other income (loss), net	(2,448)	60,622	1,135	2,448	61,757
Minority interest expense, net	—	—	33,854	—	33,854
Loss on redemption of 9.95% senior notes	34,908	—	—	—	34,908

Earnings (loss) from continuing operations before provision (benefit) for income taxes	(161,087)	1,265,949	121,244	—	1,226,106
Provision (benefit) for income taxes	(60,811)	477,896	45,770	—	462,855

Earnings (loss) from continuing operations	(100,276)	788,053	75,474	—	763,251
Earnings from discontinued operations, net of tax	—	—	10,745	—	10,745
Equity in earnings from subsidiaries	874,272	86,219	—	(960,491)	—

Net earnings	$773,996	874,272	86,219	(960,491)	773,996

(17) Supplemental Financial Information – (Continued)

Condensed Consolidating Statement of Cash Flows

Nine Months Ended August 31, 2006

(Dollars in thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net earnings	$789,474	883,996	83,502	(967,498)	789,474
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities	(442,769)	(2,050,918)	583,101	967,498	(943,088)

Net cash provided by (used in) operating activities	346.705	(1,166,922)	666,603	—	(153,614)

Cash flows from investing activities:
Increase in investments in unconsolidated entities, net	—	(361,330)	—	—	(361,330)
Acquisitions, net of cash acquired	—	(30,329)	(2,884)	—	(33,213)
Other	(5,823)	(19,328)	33,958	—	8,807

Net cash provided by (used in) investing activities	(5,823)	(410,987)	31,074	—	(385,736)

Cash flows from financing activities:
Net repayments under financial services debt	—	—	(275,190)	—	(275,190)
Net borrowings under revolving credit facility	65,000	—	—	—	65,000
Proceeds from issuance of 5.95% senior notes	248,665	—	—	—	248,665
Proceeds from issuance of 6.50% senior notes	248,933	—	—	—	248,933
Net repayments under other debt	(2,336)	(133,792)	(9,235)	—	(145,363)
Net payments related to minority interests	—	—	(65,274)	—	(65,274)
Excess tax benefits from share-based awards	6,036	—	—	—	6,036
Common stock:
Issuances	29,429	—	—	—	29,429
Repurchases	(300,002)	—	—	—	(300,002)
Dividends	(76,172)	—	—	—	(76,172)
Intercompany	(961,902)	1,336,112	(374,210)	—	—

Net cash provided by (used in) financing activities	(742,349)	1,202,320	(723,909)	—	(263,938)

Net decrease in cash	(401,467)	(375,589)	(26,232)	—	(803,288)
Cash at beginning of period	401,467	495,081	162,795	—	1,059,343

Cash at end of period	$—	119,492	136,563	—	256,055

(17) Supplemental Financial Information – (Continued)

Condensed Consolidating Statement of Cash Flows

Nine Months Ended August 31, 2005

(Dollars in thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net earnings from continuing operations	$773,996	874,272	75,474	(960,491)	763,251
Net earnings from discontinued operations	—	—	10,745	—	10,745
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities	(869,199)	(1,813,207)	85,666	961,602	(1,635,138)

Net cash provided by (used in) operating activities	(95,203)	(938,935)	171,885	1,111	(861,142)

Cash flows from investing activities:
Increase in investments in unconsolidated entities, net	—	(388,965)	—	—	(388,965)
Acquisitions, net of cash acquired	—	(215,599)	(1,970)	—	(217,569)
Other	(3,894)	(11,507)	18,780	—	3,379

Net cash provided by (used in) investing activities	(3,894)	(616,071)	16,810	—	(603,155)

Cash flows from financing activities:
Net repayments under financial services debt	—	—	(34,219)	—	(34,219)
Net borrowings under revolving credit facilities	473,000	—	—	—	473,000
Proceeds from issuance of 5.60% senior notes	499,127	—	—	—	499,127
Redemption of 9.95% senior notes	(337,731)	—	—	—	(337,731)
Net repayments under other debt	—	(8,796)	(40,023)	(1,111)	(49,930)
Net payments related to minority interests	—	—	(17,635)	—	(17,635)
Common stock:
Issuances	35,266	—	—	—	35,266
Repurchases	(246,554)	—	—	—	(246,554)
Dividends	(64,099)	—	—	—	(64,099)
Intercompany	(1,340,452)	1,455,606	(115,154)	—	—

Net cash provided by (used in) financing activities	(981,443)	1,446,810	(207,031)	(1,111)	257,225

Net decrease in cash	(1,080,540)	(108,196)	(18,336)	—	(1,207,072)

Cash at beginning of period	1,111,944	143,180	160,691	—	1,415,815

Cash at end of period	$31,404	34,984	142,355	—	208,743

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

As discussed in Note 1 to the condensed consolidated financial statements, subsequent to the issuance of our condensed consolidated financial statements for the quarterly period ended February 28, 2006, we expanded our disclosures of reportable segments in accordance with the provisions of Statements of Financial Accounting Standards (“SFAS”) No. 131, Disclosures About Segments of an Enterprise and Related Information. We had historically aggregated our homebuilding operating segments into a single, national reportable segment, but restated our segment disclosure in our 2005 Annual Report on Form 10-K to include three homebuilding reportable segments. Thus, the segment disclosure for the three and nine months ended August 31, 2005 has been restated in order to conform to the segment disclosure in the 2005 Annual Report on Form 10-K/A (see Note 3 to our condensed consolidated financial statements). The restatement has no impact on our condensed consolidated balance sheets as of November 30, 2005 and August 31, 2005, condensed consolidated statements of earnings and related earnings per share amounts for the three and nine months ended August 31, 2005 or condensed consolidated statement of cash flows for the nine months ended August 31, 2005. The Results of Operations section of Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to this restatement.

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

Outlook

During the third quarter and into the fourth quarter of 2006, conditions in the homebuilding industry continue to weaken. This market deterioration is driven primarily by excess supply as speculators reduce purchases and return homes to the market as well as negative customer sentiment surrounding the general homebuilding market. We are experiencing slower sales and higher cancellations (approximately 30% in the third quarter) which have impacted most of our markets and therefore, we are making greater use of sales incentives to generate sales in order to achieve our delivery goals which should result in lower inventory levels.

In order to manage under these difficult conditions, we continue to be a balance sheet-first focused company with an intensified focus on generating strong cash flow. We believe the best way to generate strong cash flow is to deliver inventory priced to market; however, this has resulted in higher sales incentives, leading to lower gross margins on home sales. Concurrently, we will continue to reassess our owned land position, land under option and joint ventures to identify those assets that should be reduced, repositioned, replaced or written-down. Additionally, our strategy is to adjust our cost structure to today’s market conditions. This includes renegotiating land pricing, rebidding subcontracts and materials, refining and redefining product offerings, and reducing overhead in line with reduced demand, all in an effort to partially offset our declining margins.

The economic factors that drive our business remain strong and, we believe, point to an eventual recovery and provide for a healthy long-term prognosis for the homebuilding industry. With our strong cash flow and balance sheet, we believe we are well-positioned to withstand the current difficult market and to meet opportunities as they become available.

(1) Results of Operations

Overview

We historically have experienced, and expect to continue to experience, variability in quarterly results. Our results of operations for the three and nine months ended August 31, 2006 are not necessarily indicative of the results to be expected for the full year.

Third quarter 2006 net earnings were $206.7 million, or $1.30 per diluted share ($1.31 per basic share) compared to $337.3 million, or $2.06 per diluted share ($2.18 per basic share), in the third quarter of 2005. For the nine months ended August 31, 2006 earnings from continuing operations were $789.5 million, or $4.88 per diluted share ($4.99 per basic share) compared to $763.3 million, or $4.64 per diluted share (4.93 per basic share) in 2005.

Financial information relating to our continuing operations was as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
(Dollars in thousands)	2006	2005	2006	2005
Homebuilding revenues:
Sales of homes	$3,902,540	3,216,186	10,846,508	8,053,105
Sales of land	94,251	129,822	674,303	384,156

Total homebuilding revenues	3,996,791	3,346,008	11,520,811	8,437,261

Homebuilding costs and expenses:
Cost of homes sold	3,173,342	2,369,738	8,442,879	6,008,132
Cost of land sold	94,547	83,413	584,425	241,542
Selling, general and administrative	426,520	364,338	1,280,676	955,612

Total homebuilding costs and expenses	3,694,409	2,817,489	10,307,980	7,205,286

Equity in earnings (loss) from unconsolidated entities	(5,903)	16,793	47,079	54,679
Management fees and other income, net	21,844	20,434	57,652	61,757
Minority interest expense, net	1,101	13,169	12,055	33,854

Homebuilding operating earnings	$317,222	552,577	1,305,507	1,314,557

Financial services revenues	$185,644	152,324	479,786	399,776
Financial services costs and expenses	123,950	117,385	372,876	329,588

Financial services operating earnings	$61,694	34,939	106,910	70,188

Total operating earnings	$378,916	587,516	1,412,417	1,384,745
Corporate general and administrative expenses	50,861	45,744	159,284	123,731
Loss on redemption of 9.95% senior notes	—	—	—	34,908

Earnings from continuing operations before provision for income taxes	$328,055	541,772	1,253,133	1,226,106

Three Months Ended August 31, 2006 versus Three Months Ended August 31, 2005

Revenues from home sales increased 21% in the third quarter of 2006 to $3.9 billion from $3.2 billion in 2005. Revenues were higher primarily due to a 17% increase in the number of home deliveries and a 3% increase in the average sales price of homes delivered in 2006. New home deliveries, excluding unconsolidated entities, increased to 12,337 homes in the third quarter of 2006 from 10,503 homes last year. In the three months ended August 31, 2006, new home deliveries were higher in each of our homebuilding segments and homebuilding other, compared to 2005. The average sales price of homes delivered increased to $316,000 in the third quarter of 2006 from $306,000 in 2005. New orders during the third quarter of 2006 decreased to 11,056 homes, from 11,614 homes last year; and our backlog as of August 31, 2006 was 16,008 homes with a backlog dollar value of $5.6 billion, compared to 21,818 homes with a backlog dollar value of $8.1 billion at August 31, 2005, and 17,990 homes with a backlog dollar value of $6.5 billion at May 31, 2006.

Gross margins on home sales were $729.2 million, or 18.7%, in the third quarter of 2006, compared to $846.4 million, or 26.3%, in the same quarter of 2005. Gross margin percentage on home sales decreased 760 basis points, compared to last year, due to decreases in all of our homebuilding segments and homebuilding other, primarily due to higher sales incentives offered to homebuyers and $32.0 million of inventory valuation adjustments. Gross margins in the third quarter of 2005 were significantly higher than our historical norms. Gross margin percentage in the third quarter of 2006 was also 480 basis points lower than the 23.5% gross margin percentage in the second quarter of 2006.

During the three months ended August 31, 2006, homebuilding interest expense included in the cost of homes sold was $54.9 million, compared to $41.7 million in the same period last year. The increase in homebuilding interest expense was primarily due to an increase in the number of new home deliveries. During the three months ended August 31, 2006, homebuilding interest included in the cost of land sold was $1.0 million, compared to $1.9 million in the same period last year. During the three months ended August 31, 2006, all other interest related to homebuilding totaling $4.9 million, compared to $0.6 million in the same period last year, was included in management fees and other income, net.

Selling, general and administrative expenses as a percentage of revenues from home sales improved to 10.9% in the third quarter of 2006, from 11.3% in 2005. The 40 basis point improvement was primarily due to lower incentive compensation expenses, partially offset by increases in broker commissions and advertising expenses. Management fees of $10.3 million received during the third quarter of 2005 from unconsolidated entities in which we have investments, which were previously recorded as a reduction of selling, general and administrative expenses, have been reclassified to management fees and other income, net, in order to conform to the 2006 presentation.

Gross profit (loss) on land sales totaled ($0.3) million in the third quarter of 2006 (net of $15.8 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $11.8 million of inventory valuation adjustments), compared to $46.4 million in 2005. Equity in earnings (loss) from unconsolidated entities was ($5.9) million in the third quarter of 2006 (which included $16.5 million of valuation adjustments to our investments in unconsolidated entities), compared to $16.8 million last year. Management fees and other income, net, totaled $21.8 million in the third quarter of 2006, compared to $20.4 million in the third quarter of 2005. Minority interest expense, net was $1.1 million and $13.2 million, respectively, in the third quarter of 2006 and 2005. Sales of land, equity in earnings (loss) from unconsolidated entities, management fees and other income, net and minority interest expense, net may vary significantly from period to period depending on the timing of land sales and other transactions entered into by us and by unconsolidated entities in which we have investments.

Operating earnings for the Financial Services segment were $61.7 million in the third quarter of 2006, compared to $34.9 million last year. The increase was primarily due to a $17.7 million pretax gain generated from monetizing the segment’s personal lines insurance policies, as well as increased profitability from the segment’s mortgage operations as a result of increased volume and profit per loan.

Corporate general and administrative expenses as a percentage of total revenues were 1.2% in the three months ended August 31, 2006, compared to 1.3% in the same period last year.

For the three months ended August 31, 2006 and 2005, our effective income tax rates were 37.00% and 37.75%, respectively. The decrease in the effective tax rate was due primarily to the benefit provided by the American Jobs Creation Act on qualified domestic production activities.

Nine Months Ended August 31, 2006 versus Nine Months Ended August 31, 2005

Revenues from home sales increased 35% in the nine months ended August 31, 2006 to $10.8 billion from $8.1 billion in 2005. Revenues were higher primarily due to a 25% increase in the number of home deliveries and an 8% increase in the average sales price of homes delivered in 2006. New home deliveries, excluding unconsolidated entities, increased to 33,747 homes in the nine months ended August 31, 2006 from 27,031 homes last year. In the nine months ended August 31, 2006, new home deliveries were higher in each of our homebuilding segments and homebuilding other, compared to 2005. The average sales price of homes delivered increased to $321,000 in the nine months ended August 31, 2006 from $298,000 in 2005. New orders during the nine months ended August 31, 2006 were 32,606 homes, down from 33,169 new orders during the nine months ended August 31, 2005.

Gross margins on home sales were $2.4 billion, or 22.2%, in the nine months ended August 31, 2006, compared to $2.0 billion, or 25.4%, in 2005. Gross margin percentage on home sales decreased 320 basis points, compared to last year, due to decreases in all of our homebuilding segments and homebuilding other, primarily due to higher sales incentives offered to homebuyers and $40.7 million of inventory valuation adjustments. Gross margins in the nine months ended August 31, 2005 were significantly higher than our historical norms.

During the nine months ended August 31, 2006, homebuilding interest expense included in the cost of homes sold was $152.3 million, compared to $108.3 million in the same period last year. The increase in homebuilding interest expense was primarily due to an increase in the number of new home deliveries. During the nine months ended August 31, 2006, homebuilding interest expense included in the cost of land sold was $10.3 million, compared to $11.7 million in the same period last year. During the nine months ended August 31, 2006, all other interest related to homebuilding totaling $15.4 million, compared to $1.7 million, in the same period last year, was included in management fees and other income, net.

Selling, general and administrative expenses as a percentage of revenues from home sales were 11.8% and 11.9%, respectively, for the nine months ended August 31, 2006 and 2005. Management fees of $25.6 million received during the nine months ended August 31, 2005 from unconsolidated entities in which we have investments, which were previously recorded as a reduction of selling, general and administrative expenses, have been reclassified to management fees and other income, net, in order to conform to the 2006 presentation.

Gross profit on land sales totaled $89.9 million in the nine months ended August 31, 2006 (net of $41.1 million of write-offs of deposits and pre-acquisition costs related to land under option that the Company does not intend to purchase and $35.8 million of inventory valuation adjustments), compared to $142.6 million in 2005. Equity in earnings from unconsolidated entities was $47.1 million in the nine months ended August 31, 2006 (which included $16.7 million of valuation adjustments to our investments in unconsolidated entities), compared to $54.7 million last year. Management fees and other income, net, totaled $57.7 million in the nine months ended August 31, 2006, compared to $61.8 million in 2005. Minority interest expense, net, was $12.1 million and $33.9 million, respectively, in the nine months ended August 31, 2006 and 2005. Sales of land, equity in earnings from unconsolidated entities, management fees and other income, net, and minority interest expense, net, may vary significantly from period to period depending on the timing of land sales and other transactions entered into by us and by unconsolidated entities in which we have investments.

Operating earnings from continuing operations for the Financial Services segment were $106.9 million in the nine months ended August 31, 2006, compared to $70.2 million last year. The increase was primarily due to a $17.7 million pretax gain generated from monetizing the segment’s personal lines insurance policies, as well as increased profitability from the segment’s mortgage operations as a result of increased volume and profit per loan.

Corporate general and administrative expenses as a percentage of total revenues were 1.3% in the nine months ended August 31, 2006, compared to 1.4% in the same period last year.

For the nine months ended August 31, 2006 and 2005, our effective income tax rates were 37.00% and 37.75%, respectively. The decrease in the effective tax rate was primarily due to the benefit provided by the American Jobs Creation Act on qualified domestic production activities.

Homebuilding Segments

We have grouped our homebuilding activities into three reportable segments, which we refer to as Homebuilding East, Homebuilding Central and Homebuilding West. Information about homebuilding activities in states that do not have economic characteristics similar to those in other states in the same geographic area is grouped under “Homebuilding Other.” References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to homebuilding segments are to those reportable segments.

At August 31, 2006, our reportable homebuilding segments and Homebuilding Other consisted of homebuilding divisions located in the following states: East: Florida, Maryland, New Jersey and Virginia. Central: Texas, Arizona and Colorado. West: California and Nevada. Other: Illinois, Minnesota, New York, North Carolina and South Carolina.

The following tables set forth selected financial and operational information related to our homebuilding operations for the periods indicated:

Selected Financial and Operational Data

	Three Months Ended August 31,		Nine Months Ended August 31,
(In thousands)	2006	2005	2006	2005
Revenues:
Homebuilding East:
Sales of homes	$1,193,920	881,860	3,227,183	2,115,373
Sales of land	37,170	1,518	103,457	40,687

Total Homebuilding East	1,231,090	883,378	3,330,640	2,156,060

Homebuilding Central:
Sales of homes	916,600	834,058	2,607,090	2,194,561
Sales of land	29,674	19,916	79,641	65,934

Total Homebuilding Central	946,274	853,974	2,686,731	2,260,495

Homebuilding West:
Sales of homes	1,422,919	1,247,101	4,132,041	3,093,123
Sales of land	24,559	78,436	481,151	239,209

Total Homebuilding West	1,447,478	1,325,537	4,613,192	3,332,332

Homebuilding Other:
Sales of homes	369,101	253,167	880,194	650,048
Sales of land	2,848	29,952	10,054	38,326

Total Homebuilding Other	371,949	283,119	890,248	688,374

Total Homebuilding Revenues	$3,996,791	3,346,008	11,520,811	8,437,261

	Three Months Ended August 31,		Nine Months Ended August 31,
(In thousands)	2006	2005	2006	2005
Operating earnings (loss):
Homebuilding East:
Sales of homes	$118,755	150,070	406,723	308,211
Sales of land	1,204	(226)	14,588	11,907
Equity in earnings (loss) from unconsolidated entities	1,883	(258)	7,599	3,111
Management fees and other income, net	13,168	1,363	12,848	13,286
Minority interest expense, net	(1,193)	(900)	(3,699)	(900)

Total Homebuilding East	133,817	150,049	438,059	335,615

Homebuilding Central:
Sales of homes	56,770	83,561	195,360	186,108
Sales of land	2,423	4,898	4,348	10,437
Equity in earnings from unconsolidated entities	454	3,762	3,413	6,013
Management fees and other income, net	1,860	467	8,805	10,904
Minority interest income (expense), net	—	59	235	(230)

Total Homebuilding Central	61,507	92,747	212,161	213,232

Homebuilding West:
Sales of homes	128,432	240,747	532,273	575,594
Sales of land	2,996	40,672	98,236	120,518
Equity in earnings (loss) from unconsolidated entities	(8,738)	11,485	25,792	41,299
Management fees and other income, net	6,604	17,456	34,689	33,449
Minority interest income (expense), net	92	(12,328)	(8,591)	(32,724)

Total Homebuilding West	129,386	298,032	682,399	738,136

Homebuilding Other:
Sales of homes	(1,279)	7,732	(11,403)	19,448
Sales of land	(6,919)	1,065	(27,294)	(248)
Equity in earnings from unconsolidated entities	498	1,804	10,275	4,256
Management fees and other income, net	212	1,148	1,310	4,118

Total Homebuilding Other	(7,488)	11,749	(27,112)	27,574

Operating Earnings	$317,222	552,577	1,305,507	1,314,557

Summary of Homebuilding Data

	Three Months Ended August 31,		At or for the Nine Months Ended August 31,
Deliveries	2006	2005	2006	2005
East	3,679	2,886	10,083	7,276
Central	4,485	4,065	12,439	10,757
West	3,565	3,008	9,923	7,436
Other	1,309	978	3,117	2,487

Total	13,038	10,937	35,562	27,956

Of the total deliveries listed above, 701 and 1,815, respectively, represent deliveries from unconsolidated entities for the three and nine months ended August 31, 2006, compared to 434 and 925 deliveries in the same periods last year.

New Orders
East	2,747	2,770	8,615	8,640
Central	4,353	4,159	12,419	11,783
West	2,937	3,589	8,761	9,667
Other	1,019	1,096	2,811	3,079

Total	11,056	11,614	32,606	33,169

Of the total new orders listed above, 532 and 1,433, respectively, represent new orders from unconsolidated entities for the three and nine months ended August 31, 2006, compared to 219 and 971 new orders in the same periods last year.

Backlog – Homes
East			6,240	8,696
Central			4,527	5,095
West			4,043	6,135
Other			1,198	1,892

Total			16,008	21,818

Of the total homes in backlog listed above, 1,335 represents homes in backlog from unconsolidated entities at August 31, 2006, compared to 1,401 homes in backlog at August 31, 2005.

Backlog – Dollar Value (In thousands)
East			$2,190,137	3,112,877
Central			1,089,275	1,301,528
West			1,866,180	3,095,609
Other			458,463	633,138

Total			$5,604,055	8,143,152

Of the total dollar value of homes in backlog listed above, $577,630 represents the backlog dollar value from unconsolidated entities at August 31, 2006, compared to $593,238 of backlog dollar value at August 31, 2005.

Backlog represents the number of homes under sales contracts. Homes are sold using sales contracts, which are generally accompanied by sales deposits. In some instances, purchasers are permitted to cancel sales contracts if they fail to qualify for financing or under certain other circumstances. We experienced a significant increase in our cancellation rate during the third quarter of 2006. However, we focus on reselling these homes, which, in many instances, would include the use of higher sales incentives (discussed below as a percentage of revenues from home sales) to avoid the build up of excess inventory. We do not recognize revenue on homes under sales contracts until the sales are closed and title passes to the new homeowners, except for our mid-to-high-rise condominiums under construction for which revenue is recognized under percentage-of-completion accounting.

Three Months Ended August 31, 2006 versus Three Months Ended August 31, 2005

Homebuilding East: Homebuilding revenues increased 39% for the three months ended August 31, 2006 to $1.2 billion from $883.4 million in 2005. The increase in revenues was primarily due to a 23% increase in the number of home deliveries and a 10% increase in the average sales price of homes delivered. Gross margins on home sales were 21.2% for the three months ended August 31, 2006, compared to 28.6% for the same period in the prior year. Gross margins on home sales decreased for the three months ended August 31, 2006 primarily due to higher sales incentives offered to homebuyers (12.5% in the third quarter of 2006, compared to 1.1% in the same period last year) and $10.9 million of inventory valuation adjustments in 2006.

Gross profit (loss) on land sales was $1.2 million for the three months ended August 31, 2006 (net of $4.0 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $5.1 million of inventory valuation adjustments), compared to ($0.2) million during the same period last year (net of $0.7 million of inventory valuation adjustments).

Homebuilding Central: Homebuilding revenues increased 11% for the three months ended August 31, 2006 to $946.3 million from $854.0 million in 2005. The increase in revenues was primarily due to a 7% and 42% increase, respectively, in the number of home deliveries in Texas and Arizona. Gross margins on home sales were 17.2% for the three months ended August 31, 2006, compared to 21.2% for the same period in the prior year. Gross margins on home sales decreased for the three months ended August 31, 2006 primarily due to higher sales incentives offered to homebuyers (9.7% in the third quarter of 2006, compared to 4.9% in the same period last year).

Gross profit on land sales was $2.4 million for the three months ended August 31, 2006 (net of $2.2 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $0.6 million of inventory valuation adjustments), compared to $4.9 million during the same period last year (net of $0.1 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase).

Homebuilding West: Homebuilding revenues increased 9% for the three months ended August 31, 2006 to $1.4 billion from $1.3 billion in 2005. The increase in revenues was primarily due to a 15% increase in the number of home deliveries. Gross margins on home sales were 19.2% for the three months ended August 31, 2006, compared to 29.7% for the same period in the prior year. Gross margins on home sales decreased for the three months ended August 31, 2006 primarily due to higher sales incentives offered to homebuyers (8.8% in the third quarter of 2006, compared to 1.6% in the same period last year) and $19.3 million of inventory valuation adjustments in 2006.

Gross profit on land sales was $3.0 million for the three months ended August 31, 2006 (net of $8.5 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase) compared to $40.7 million during the same period last year (net of $1.7 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase). Equity in earnings from unconsolidated entities for the three months ended August 31, 2006 included $14.4 million of valuation adjustments to our investments in unconsolidated entities.

Homebuilding Other: Homebuilding revenues increased 31% for the three months ended August 31, 2006 to $371.9 million from $283.1 million in 2005. The increase in revenues was primarily due to a 40% increase in the number of home deliveries. Gross margins on home sales were 12.2% for the three months ended August 31, 2006, compared to 18.5% for the same period in the prior year. Gross margins on home sales decreased for the three months ended August 31, 2006 primarily due to higher sales incentives offered to homebuyers (8.3% in the third quarter of 2006, compared to 4.2% in the same period last year) and $1.8 million of inventory valuation adjustments in 2006.

Gross profit (loss) on land sales was ($6.9) million for the three months ended August 31, 2006 (net of $1.1 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $6.1 million of inventory valuation adjustments), compared to $1.1 million during the same period last year (net of $0.3 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $1.6 million of inventory valuation adjustments).

Nine Months Ended August 31, 2006 versus Nine Months Ended August 31, 2005

Homebuilding East: Homebuilding revenues increased 54% for the nine months ended August 31, 2006 to $3.3 billion from $2.2 billion in 2005. The increase in revenues was primarily due to a 33% increase in the number of home deliveries and a 14% increase in the average sales price of homes delivered. Gross margins on home sales were 24.8% for the nine months ended August 31, 2006, compared to 26.6% for the same period in the prior year. Gross margins on home sales decreased for the nine months ended August 31, 2006 primarily due to higher sales incentives offered to homebuyers (9.0% during the nine months ended August 31, 2006, compared to 1.3% in the same period last year) and $18.0 million of inventory valuation adjustments in 2006.

Gross profit on land sales was $14.6 million for the nine months ended August 31, 2006 (net of $7.1 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $8.1 million of inventory valuation adjustments), compared to $11.9 million during the same period last year (net of $2.2 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $0.5 million of inventory valuation adjustments).

Homebuilding Central: Homebuilding revenues increased 19% for the nine months ended August 31, 2006 to $2.7 billion from $2.3 billion in 2005. The increase in revenues was primarily due to an increase in the number of home deliveries in Texas and Arizona and an increase in the average sales price of homes delivered in Arizona and Colorado. Gross margins on home sales were 19.0% for the nine months ended August 31, 2006, compared to 20.3% for the same period in the prior year. Gross margins on home sales decreased for the nine months ended August 31, 2006 primarily due to higher sales incentives offered to homebuyers (8.2% during the nine months ended August 31, 2006, compared to 5.1% in the same period last year) and $1.6 million of inventory valuation adjustments in 2006.

Gross profit on land sales was $4.3 million for the nine months ended August 31, 2006 (net of $2.8 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $13.3 million of inventory valuation adjustments), compared to $10.4 million during the same period last year (net of $0.2 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase).

Homebuilding West: Homebuilding revenues increased 38% for the nine months ended August 31, 2006 to $4.6 billion from $3.3 billion in 2005. The increase in revenues was primarily due to a 29% increase in the number of home deliveries and a 4% increase in the average sales price of homes delivered. Gross margins on home sales were 23.9% for the nine months ended August 31, 2006, compared to 29.7% for the same period in the prior year. Gross margins on home sales decreased for the nine months ended August 31, 2006 primarily due to higher sales incentives offered to homebuyers (5.8% during the nine months ended August 31, 2006, compared to 1.5% in the same period last year) and $19.3 million of inventory valuation adjustments in 2006.

Gross profit on land sales was $98.2 million for the nine months ended August 31, 2006 (net of $16.8 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase), compared to $120.5 million during the same period last year (net of $7.4 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase). Equity in earnings from unconsolidated entities for the nine months ended August 31, 2006 included $14.4 million of valuation adjustments to our investments in unconsolidated entities.

Homebuilding Other: Homebuilding revenues increased 29% for the nine months ended August 31, 2006 to $890.3 million from $688.4 million in 2005. The increase in revenues was primarily due to a 31% increase in the number of home deliveries. Gross margins on home sales were 14.0% for the nine months ended August 31, 2006, compared to 18.2% for the same period in the prior year. Gross margins on home sales decreased for the nine months ended August 31, 2006 primarily due to higher sales incentives offered to homebuyers (6.8% in the third quarter of 2006, compared to 4.2% in the same period last year) and $1.8 million of inventory valuation adjustments in 2006.

Gross profit (loss) on land sales was ($27.3) million for the nine months ended August 31, 2006 (net of $14.4 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $14.3 million of inventory valuation adjustments), compared to ($0.2) million during the same period last year (net of $1.1 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $2.0 million of inventory valuation adjustments).

The table below indicates the number of homesites owned and homesites to which we have access through option contracts with third parties (“optioned”) or unconsolidated joint ventures (“JVs”) in which we have investments (i.e., controlled homesites) at August 31, 2006 and 2005:

		Controlled
August 31, 2006	Owned	Optioned	JVs	Total
East	39,719	50,443	18,450	108,612
Central	23,873	28,389	28,677	80,939
West	23,151	27,369	43,297	93,817
Other	12,555	9,783	3,103	25,441

Total	99,298	115,984	93,527	308,809

		Controlled
August 31, 2005	Owned	Optioned	JVs	Total
East	30,479	50,648	20,789	101,916
Central	28,573	31,131	31,324	91,028
West	26,642	20,390	40,974	88,006
Other	12,172	7,621	2,256	22,049

Total	97,866	109,790	95,343	302,999

At August 31, 2006, 13% of the homesites we owned were subject to home purchase contracts. At August 31, 2006 and 2005, our backlog of sales contracts was 16,008 homes ($5.6 billion) and 21,818 homes ($8.1 billion), respectively. Although we had higher gross new orders during the third quarter, our net new orders were lower due to higher cancellation rates primarily resulting from speculators exiting the market and negative customer sentiment surrounding the general homebuilding market.

Financial Services Segment

The following table presents selected financial data related to our Financial Services segment for the periods indicated:

	Three Months Ended August 31,		Nine Months Ended August 31,
(Dollars in thousands)	2006	2005	2006	2005
Revenues	$185,644	152,324	479,786	399,776
Costs and expenses	123,950	117,385	372,876	329,588

Operating earnings from continuing operations	$61,694	34,939	106,910	70,188

Dollar value of mortgages originated	$2,777,000	2,494,000	7,502,000	6,422,000

Number of mortgages originated	11,100	11,300	30,200	29,900

Mortgage capture rate of Lennar homebuyers	67%	64%	64%	67%

Number of title and closing service transactions	42,500	51,000	120,200	138,500

Number of title policies issued	51,200	43,300	146,200	130,700

(2) Financial Condition and Capital Resources

At August 31, 2006, we had cash related to our homebuilding and financial services operations of $256.1 million, compared to $208.7 million at August 31, 2005. We finance our land acquisition and development activities, construction activities, financial services activities and general operating needs primarily with cash generated from our operations and public debt issuances, as well as cash borrowed under our unsecured credit facility (the “New Facility”), issuances of commercial paper and borrowings under our warehouse lines of credit.

Operating Cash Flow Activities

In the nine months ended August 31, 2006, cash used in operating activities totaled $153.6 million, compared to $861.1 million in the same period last year. During the nine months ended August 31, 2006, cash used in operating activities consisted primarily of an increase in inventories, resulting from increased homes under construction and increased land under development, and a decrease in accounts payable and other liabilities, partially offset by net earnings, distributions of earnings from unconsolidated entities, a decrease in receivables and a decrease in financial services loans held-for-sale.

Investing Cash Flow Activities

Cash used in investing activities totaled $385.7 million in the nine months ended August 31, 2006, compared to $603.2 million in the same period last year. In the nine months ended August 31, 2006, we contributed $582.2 million of cash to unconsolidated entities, compared to $708.9 million in the same period last year. In addition, we used $33.2 million of cash for acquisitions during the nine months ended August 31, 2006, compared to $217.6 million during the same period last year. We are always looking at the possibility of acquiring homebuilders and other companies. However, at August 31, 2006, we had no agreements or understandings regarding any significant transactions. The usage of cash was partially offset by $220.9 million in distributions of capital from unconsolidated entities during the nine months ended August 31, 2006, compared to $319.9 million in the same period last year.

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

	August 31,
(Dollars in thousands)	2006	2005
Homebuilding debt	$2,784,074	2,780,331
Stockholders’ equity	5,930,798	4,719,312

Total capital	$8,714,872	7,499,643

Homebuilding debt to total capital	31.9%	37.1%

The decrease in the ratio primarily resulted from our accumulated earnings subsequent to August 31, 2005. In addition to the use of capital in our homebuilding and financial services operations, we actively evaluate various other uses of capital, which fit into our homebuilding and financial services strategies and appear to meet our profitability and return on capital requirements. This may include acquisitions of, or investments in, other entities, the payment of dividends or repurchases of our outstanding common stock or debt. These activities may be funded through any combination of our credit facilities, issuances of commercial paper, cash generated from operations, sales of assets or the issuance of public debt, common stock or preferred stock.

Our average debt outstanding was $3.2 billion for the nine months ended August 31, 2006, compared to $2.7 billion during the same period last year. The average rate for interest incurred was 5.6% for both the nine months ended August 31, 2006 and 2005. Interest incurred for the nine months ended August 31, 2006 was $183.3 million, compared to $122.9 million last year. The majority of our short-term financing needs, including financing for land acquisition and development activities and general operating needs, are met with cash generated from operations, funds available under our unsecured credit facility (the “Credit Facility”) and issuances of commercial paper. In January 2006, we increased our Credit Facility to $2.2 billion, by accessing its accordion feature. In March 2006, we amended certain terms of our Credit Facility to provide that proceeds from our Credit Facility may be used to repay amounts outstanding under our commercial paper program, which is described below.

In July 2006, we replaced the Credit Facility with a new senior unsecured revolving credit facility (the “New Facility”). The New Facility consists of a $2.7 billion revolving credit facility maturing in 2011. The New Facility also includes access to an additional $485 million of financing through an accordion feature, subject to additional commitments, for a maximum aggregate commitment under the New Facility of $3.2 billion. Our New Facility is guaranteed by substantially all of our subsidiaries other than finance company subsidiaries (which include mortgage and title insurance agency subsidiaries). Interest rates on outstanding borrowings are LIBOR-based, with margins determined based on changes in our credit ratings, or an alternate base rate, as described in the credit agreement. The average daily borrowings under our New Facility during the nine months ended August 31, 2006 were $581.9 million.

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

At August 31, 2006, we had letters of credit outstanding in the amount of $1.4 billion, which includes $190.4 million outstanding under the LC Facility. The majority of these letters of credit are posted with regulatory bodies to guarantee our performance of certain development and construction activities or are posted in lieu of cash deposits on option contracts. Of our total letters of credit outstanding, $410.9 million were collateralized against certain borrowings available under the New Facility.

In March 2006, we initiated a commercial paper program (the “Program”) under which we may, from time-to-time, issue short-term unsecured notes in an aggregate amount not to exceed $2.0 billion. We anticipate that this program will allow us to obtain more favorable short-term borrowing rates than we would obtain otherwise. The Program is exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 3(a)(3) of such act. Issuances under the Program are guaranteed by all of our wholly-owned subsidiaries that are also guarantors of our New Facility. The average daily borrowings under the Program from its inception to August 31, 2006 were $474.3 million.

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

In April 2006, we issued $250 million of 5.95% senior notes due 2011 and $250 million of 6.50% senior notes due 2016 (collectively, the “Senior Notes”) at a price of 99.766% and 99.873%, respectively, in a private placement. Proceeds from the offering of the Senior Notes, after initial purchaser’s discount and expenses, were $248.7 million and $248.9 million, respectively. The proceeds of the issuance were added to our working capital to be used for general corporate purposes. Interest on the Senior Notes is due semi-annually. The Senior Notes are unsecured and unsubordinated, and substantially all of our subsidiaries other than finance company subsidiaries guarantee the Senior Notes.

In August 2006, we commenced an offer to exchange the Senior Notes for notes registered under the Securities Act of 1933 (the “Exchange Notes”). We completed the exchange offer on October 2, 2006, with substantially all of the Senior Notes being exchanged for the Exchange Notes.

At August 31, 2006, our Financial Services segment had warehouse lines of credit totaling $1.2 billion to fund its mortgage loan activities. Borrowings under the lines of credit were $965.5 million at August 31, 2006. The warehouse lines of credit mature in October 2006 ($500 million) and in April 2008 ($670 million). In September 2006, the warehouse line of credit that matures in October 2006 was increased to $700 million and now matures in September 2007. At August 31, 2006, we had advances under a conduit funding agreement amounting to $5.3 million. We also had a $25 million revolving line of credit that matures in November 2006, at which time we expect the line of credit to be renewed. Borrowings under the line of credit were $23.8 million at August 31, 2006.

Changes in Capital

In June 2001, our Board of Directors authorized a stock repurchase program to permit the purchase of up to 20 million shares of our outstanding common stock. During the three and nine months ended August 31, 2006, we repurchased a total of 0.7 million shares and 5.7 million shares, respectively, of our outstanding common stock under our stock repurchase program for an aggregate purchase price including commissions of $27.5 million, or $40.93 per share, and $296.9 million, or $52.35 per share, respectively, compared to no share repurchases of our common stock during the three months ended August 31, 2005 and a total of 4.4 million share repurchases of our outstanding common stock at an aggregate purchase price of $232.2 million, or $53.26 per share, for the nine months ended August 31, 2005. As of August 31, 2006, 6.8 million shares of common stock can be repurchased in the future under the program.

In addition to the common shares repurchased under our stock repurchase program, during the third quarter of 2006, our treasury stock increased 0.1 million common shares in connection with activity related to our equity compensation plans, as well as 0.1 million common shares related to forfeitures of restricted stock.

On August 15, 2006, we paid cash dividends of $0.16 per share for both our Class A and Class B common stock to holders of record at the close of business on August 4, 2006, as declared by our Board of Directors on June 28, 2006. On October 5, 2006, our Board of Directors declared a quarterly cash dividend of $0.16 per share for both our Class A and Class B common stock payable on November 15, 2006 to holders of record at the close of business on November 3, 2006.

In recent years, we have sold convertible and non-convertible debt into public markets, and at August 31, 2006, we had shelf registration statements effective under the Securities Act of 1933, as amended, under which we could sell to the public up to $1.0 billion of debt securities, common stock, preferred stock or other securities and could issue up to $400 million of equity or debt securities in connection with acquisitions of companies or interests in companies, businesses or assets.

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

At August 31, 2006, we had equity investments in approximately 260 unconsolidated entities. Our investments in unconsolidated entities are generally land development ventures and homebuilding ventures.

Our investments in unconsolidated entities by type of venture were as follows:

(In thousands)	August 31, 2006	November 30, 2005
Land development	$1,263,316	1,082,101
Homebuilding	277,788	200,585

Total investment	$1,541,104	1,282,686

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

At August 31, 2006, the unconsolidated entities in which we had investments had total assets of $10.3 billion and total liabilities of $6.3 billion, which included $5.1 billion of notes and mortgages payable. These unconsolidated entities usually finance their activities with a combination of partner equity and debt financing. As of August 31, 2006, our equity in these unconsolidated entities represented 39% of the entities’ total equity. In some instances, we and our partners have guaranteed debt of certain unconsolidated entities. At August 31, 2006, our pro-rata portion of these guarantees was $1.2 billion, of which $966.0 million were maintenance guarantees and $250.7 million were repayment guarantees. As of August 31, 2006, the fair market values of the maintenance guarantees and repayment guarantees were not material. In addition, we and/or our partners occasionally grant liens on our respective interests in a joint venture in order to help secure a loan to that joint venture. When we and/or our partners provide guarantees, the unconsolidated entity generally receives more favorable terms from its lenders than would otherwise be available to it. In a repayment guarantee, we and our venture partners guarantee repayment of a portion or all of the debt in the event of a default before the lender would have to exercise its rights against the collateral. The maintenance guarantees only apply if an unconsolidated entity defaults on its loan arrangements and the value of the collateral (generally land and improvements) is less than a specified percentage of the loan balance. If we are required to make a payment under a maintenance guarantee to bring the value of the collateral above the specified percentage of the loan balance, the payment would constitute a capital contribution or loan to the unconsolidated entity and increase our share of any funds the unconsolidated entity distributes. At August 31, 2006, there were no assets held as collateral that, upon the occurrence of any triggering event or condition under a guarantee, we could obtain and liquidate to recover all or a portion of the amounts to be paid under a guarantee.

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

We regularly monitor the results of our unconsolidated JVs and any trends that may affect their future liquidity or results of operations. Unconsolidated entities in which we have investments are subject to a variety of financial and non-financial debt covenants related primarily to equity maintenance, fair value of collateral and minimum homesite takedown or sale requirements. We monitor the performance of unconsolidated entities in which we have investments on a regular basis to assess compliance with debt covenants. For those unconsolidated entities not in compliance with the debt covenants, we evaluate and assess possible impairment of our investment. As of August 31, 2006, substantially all of our unconsolidated JVs were in compliance with their debt covenants in all material respects. As of August 31, 2006, we believe that our investment in unconsolidated entities is fully recoverable and it is unlikely that we will be called to perform on any of our guarantees that would have a material impact on our condensed consolidated financial statements. However, we and other homebuilders continue to experience slowdowns in demand for homes in certain markets and have increased sales incentives to maintain sales volumes. We will continue to monitor our investments and the recoverability of assets owned by the ventures.

Our arrangements with unconsolidated entities generally do not restrict our activities or those of the other participants. However, in certain instances, we agree not to engage in some types of activities that may be viewed as competitive with the activities of these ventures in the localities where the unconsolidated entities do business.

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

We track our share of cumulative earnings and cumulative distributions of our JVs. Cumulative distributions are treated as returns on capital to the extent of accumulated earnings. Cumulative distributions in excess of our share of cumulative earnings are treated as returns of capital. Returns of capital and returns on capital are separately identified and reported in our condensed consolidated statements of cash flows.

Contractual Obligations and Commercial Commitments

During the nine months ended August 31, 2006, our obligations related to our homebuilding debt changed. In particular, all of our outstanding 5.125% zero-coupon convertible senior subordinated notes due 2021 were converted by noteholders to shares or redeemed, we issued $250 million of 5.95% senior notes due 2011 and issued $250 million of 6.50% senior notes due 2016 as discussed under “Financing Cash Flow Activities.” The following summarizes our contractual debt obligations at August 31, 2006:

	Payments Due by Period
Contractual Obligations	Total	Three months ending November 30, 2006	December 1, 2006 through November 30, 2007	December 1, 2007 through November 30, 2009	December 1, 2009 through November 30, 2011	Thereafter
(In thousands)
Homebuilding – Senior notes and other debts payable	$2,784,074	20,408	222,604	582,251	614,155	1,344,656
Financial Services - Notes and other debts payable (including limited-purpose finance subsidiaries)	994,898	994,632	96	153	17	—
Interest commitments under interest-bearing debt	924,662	46,629	165,165	276,396	203,948	232,524

Total contractual cash obligations related to debt	$4,703,634	1,061,669	387,865	858,800	818,120	1,577,180

We are subject to the usual obligations associated with entering into contracts (including option contracts) for the purchase, development and sale of real estate in the routine conduct of our business. Option contracts for the purchase of land generally enable us to defer acquiring portions of properties owned by third parties and unconsolidated entities until we are ready to build homes on them. This reduces our financial risk associated with land holdings. At August 31, 2006, we had access to approximately 209,511 homesites through option contracts with third parties and unconsolidated entities in which we have investments. At August 31, 2006, we had $810.4 million of non-refundable option deposits and advanced costs related to certain of these homesites. Additionally, we posted $535.7 million of letters of credit in lieu of cash deposits under certain option contracts as of August 31, 2006.

We are committed, under various letters of credit, to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit under these arrangements totaled $1.4 billion at August 31, 2006. Additionally, we had outstanding performance and surety bonds related to site improvements at various projects with estimated costs to complete of $1.8 billion. We do not believe there will be any draws upon these letters of credit or bonds, but if there were any, they would not have a material effect on our financial position, results of operations or cash flows.

Our Financial Services segment had a pipeline of loan applications in process of $3.9 billion at August 31, 2006. To minimize credit risk, we use the same credit policies in the approval of our commitments as are applied to our lending activities. Loans in process for which interest rates were committed to the borrowers totaled approximately $485.0 million as of August 31, 2006. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers, the total commitments do not necessarily represent future cash requirements.

Our Financial Services segment uses mandatory mortgage-backed securities (“MBS”) forward commitments and MBS option contracts to hedge its interest rate exposure during the period from when it extends an interest rate lock to a loan applicant until the time at which the loan is sold to an investor. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk is managed by entering into MBS forward commitments and MBS option contracts only with investment banks with primary dealer status and loan sales transactions with permanent investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair market value. At August 31, 2006, we had open commitments amounting to $401.0 million to sell MBS with varying settlement dates through November 2006.

(3) New Accounting Pronouncements

See Note 16 of our condensed consolidated financial statements included under Item 1 of this document for a discussion of new accounting pronouncements applicable to our company.

(4) Critical Accounting Policies

Prior to December 1, 2005, we accounted for stock option awards granted under our share-based payment plans in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”). Share-based employee compensation expense was not recognized in our consolidated statements of earnings prior to December 1, 2005, as all stock option awards granted under the plans had an exercise price equal to or greater than the market value of the common stock on the date of the grant. Effective December 1, 2005, we adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”) using the modified-prospective-transition method. Under this transition method, compensation expense recognized during the three and nine months ended August 31, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of, December 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to December 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified-prospective-transition method, results for prior periods have not been restated. The adoption of SFAS 123R resulted in a charge to net earnings of $0.03 per diluted share and $0.08 per diluted share, respectively, for the three and nine months ended August 31, 2006.

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

We believe that there have been no other significant changes to our critical accounting policies during the nine months ended August 31, 2006 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K/A for the year ended November 30, 2005.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our investments, debt obligations, loans held-for-sale and loans held-for-investment. We utilize derivative instruments, including interest rate swaps, in conjunction with our overall strategy to manage our financial exposure to changes in interest rates. We also utilize forward commitments and option contracts to mitigate the risks associated with our mortgage loan portfolio.

During the nine months ended August 31, 2006, our market risks related to our homebuilding debt changed. In particular, all of our outstanding 5.125% zero-coupon convertible senior subordinated notes due 2021 were converted by noteholders to shares or redeemed, we issued $250 million of 5.95% senior notes due 2011 and issued $250 million of 6.50% senior notes due 2016 as discussed under “Financing Cash Flow Activities.”

The following table provides information at August 31, 2006 about our significant derivative financial instruments and fixed and variable rate debt instruments that are sensitive to changes in interest rates. For homebuilding and financial services debt, the table presents principal cash flows and related weighted average effective interest rates by contractual maturity dates and estimated fair market values at August 31, 2006. Weighted average variable interest rates are based on the variable interest rates at August 31, 2006. For interest rate swaps, the table presents notional amounts and weighted average interest rates by contractual maturity dates and estimated fair market values at August 31, 2006. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contracts. Our limited-purpose finance subsidiaries have placed mortgages and other receivables as collateral for various long-term financings. These limited-purpose finance subsidiaries pay the principal of, and interest on, these financings almost entirely from the cash flows generated by the related pledged collateral and are excluded from the following table.

Information Regarding Interest Rate Sensitivity

Principal (Notional) Amount by

Expected Maturity and Average Interest Rate

August 31, 2006

	Three months ending November 30, 2006	Years Ending November 30,							Fair Market Value at August 31, 2006
(Dollars in millions)		2007	2008	2009	2010	2011	Thereafter	Total
LIABILITIES
Homebuilding:
Senior notes and other debts payable:
Fixed rate	$20.4	22.4	0.7	277.6	299.7	249.4	1,344.7	2,214.9	2,192.8
Average interest rate	0.2%	5.5%	5.0%	7.6%	5.1%	6.0%	5.8%	5.9%	—
Variable rate	$—	200.2	4.0	300.0	—	65.0	—	569.2	569.2
Average interest rate	—	5.9%	9.3%	6.2%	—	6.0%	—	6.1%	—
Financial services:
Notes and other debts payable:
Variable rate	$994.6	0.1	0.1	0.1	—	—	—	994.9	994.9
Average interest rate	6.2%	5.5%	5.2%	4.9%	—	—	—	6.2%	—
OTHER FINANCIAL INSTRUMENTS
Homebuilding liabilities:
Interest rate swaps:
Variable to fixed – notional amount	$—	130.3	69.7	—	—	—	—	200.0	2.8
Average pay rate	—	6.8%	6.8%	—	—	—	—	6.8%	—
Average receive rate	—	LIBOR	LIBOR	—	—	—	—	—	—

Item 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter that ended on August 31, 2006. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of August 31, 2006 to ensure that required information is disclosed on a timely basis in our reports filed or furnished under the Securities Exchange Act of 1934.

Our CEO and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2006. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Not applicable

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K/A for our fiscal year ended November 30, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In June 2001, our Board of Directors authorized a stock repurchase program to permit the purchase of up to 20 million shares of our outstanding common stock. During the three months ended August 31, 2006, we repurchased the following shares of our Class A and Class B common stock, (amounts in thousands, except per share amounts):

	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased Under Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
	Class		Class
Period	A	B	A	B
June 1, 2006 to June 30, 2006 (1)	55	23	$44.61	$40.72	23	7,427
July 1, 2006 to July 31, 2006	—	375	—	40.01	375	7,052
August 1, 2006 to August 31, 2006 (1)	1	274	47.72	42.20	274	6,778

Total	56	672	$44.62	$40.93	672

(1)	The shares of Class A common stock repurchased in the third quarter of 2006 represent share reacquisitions in connection with activity related to our equity compensation plans and were not repurchased as part of our publicly announced stock repurchase program.

Item 3. Not applicable

Item 4. Not applicable

Item 5. Not applicable

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

Lennar Corporation
(Registrant)

Date: October 10, 2006	/s/ Bruce E. Gross
Bruce E. Gross
Vice President and
Chief Financial Officer

Date: October 10, 2006	/s/ Diane J. Bessette
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