Form 10-K
period 2006-11-30
LENNAR CORP /NEW/
filed 2007-02-08
CIK 920760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2006

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

The aggregate market value of the registrant’s Class A and Class B common stock held by non-affiliates of the registrant (124,270,835 Class A shares and 10,843,179 Class B shares) as of May 31, 2006, based on the closing sale price per share as reported by the New York Stock Exchange on such date, was $6,431,999,899.

As of January 31, 2007, the registrant had outstanding 127,302,839 shares of Class A common stock and 31,234,563 shares of Class B common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Related Section	Documents
III	Definitive Proxy Statement to be filed pursuant to Regulation 14A on or before March 30, 2007.

PART I

Item 1.    Business.

Overview of Lennar Corporation

We are one of the nation’s largest homebuilders and a provider of financial services. Our homebuilding operations include the construction and sale of single-family attached and detached homes, and to a lesser extent multi-level buildings, as well as the purchase, development and sale of residential land directly and through unconsolidated entities in which we have investments. We have grouped our homebuilding activities into three reportable segments, which we refer to as Homebuilding East, Homebuilding Central and Homebuilding West. Information about homebuilding activities in states which are not economically similar to other states in the same geographic area is grouped under “Homebuilding Other.” Our reportable homebuilding segments and Homebuilding Other have divisions located in the following states:

East: Florida, Maryland, New Jersey and Virginia

Central: Arizona, Colorado and Texas

West: California and Nevada

Other: Illinois, Minnesota, New York, North Carolina and South Carolina

We have one Financial Services reportable segment that provides mortgage financing, title insurance, closing services and other ancillary services (including personal lines insurance, high-speed Internet and cable television) for both buyers of our homes and others. We sell substantially all of the loans that we originate in the secondary mortgage market. Our Financial Services segment operates generally in the same states as our homebuilding segments, as well as other states. For financial information about both our homebuilding and financial services operations, you should review Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is Item 7 of this Report, and our consolidated financial statements and the notes to our consolidated financial statements, which are included in Item 8 of this Report.

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

2006 Business Developments

During the second half of 2006, the market conditions in the homebuilding industry deteriorated. As a result, we evaluated our balance sheet for impairment on an asset-by-asset basis. Based on this assessment in 2006, we recorded $501.8 million of inventory valuation adjustments and $126.4 million of valuation adjustments to our investments in unconsolidated entities. This market deterioration was driven primarily by excess supply as speculators reduced purchases and returned homes to the market as well as negative customer sentiment surrounding the general homebuilding market. We also experienced slower sales (down 3% in 2006) and higher cancellation rates (29% in 2006) which have impacted most of our markets and therefore, we made greater use of sales incentives to generate sales in order to build-out our inventory, deliver our backlog and convert inventory into cash. The use of these sales incentives had a negative impact on gross margins.

Homebuilding Operations

Overview

We primarily sell single-family attached and detached homes, and to a lesser extent, multi-level buildings, in communities targeted to first-time, move-up and active adult homebuyers. The average sales price of a Lennar home was $315,000 in fiscal 2006. We operate primarily under the Lennar brand name and market our homes primarily under our Everything’s Included® program.

Through our own efforts and unconsolidated entities in which we have investments, we are involved in all phases of planning and building in our residential communities including land acquisition, site planning, preparation and improvement of land and design, construction and marketing of homes. We view unconsolidated entities as a means to both expand our market opportunities and manage our risks. For additional information about our investments in and relationships with unconsolidated entities, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Report.

Management and Operating Structure

We balance a local operating structure with centralized corporate level management. Decisions related to our overall strategy, acquisitions of land and businesses, risk management, financing, cash management and information systems are centralized at the corporate level. Our local operating structure encompasses both land and homebuilding divisions, which are managed by individuals who generally have significant experience in the homebuilding industry and, in most instances, in their particular markets. Our land divisions are responsible for operating decisions regarding land identification, entitlement and development and the management of inventory levels for our planned growth. Our homebuilding divisions are responsible for community development, home design, evenflow construction and marketing our homes primarily under our Everything’s Included® program.

Diversified Program of Property Acquisition

We generally acquire land for development and for the construction of homes that we sell to homebuyers. Land is subject to specified underwriting criteria and is acquired through our diversified program of property acquisition consisting of the following:

•	Acquiring land directly from individual land owners/developers or homebuilders,

•	Acquiring local or regional homebuilders that own, or have options to purchase, land in strategic markets,

•

Acquiring land through option contracts, which generally enables us to defer acquiring portions of properties owned by third parties (including land funds) until we are ready to build homes on these properties, and

•

Acquiring parcels of land through joint ventures, primarily to reduce and share our risk, among other factors, by limiting the amount of our capital invested in land, while increasing our access to potential future homesites and allowing us to participate in strategic ventures. We also acquire land through option contracts with our joint ventures.

At November 30, 2006, we owned 92,325 homesites and had access through option contracts to an additional 189,279 homesites, of which 94,758 were through option contracts with third parties and 94,521 were through option contracts with unconsolidated entities in which we have investments. At November 30, 2005, we owned 102,687 homesites and had access through option contracts to an additional 222,119 homesites, of which 127,013 were through option contracts with third parties and 95,106 were through option contracts with unconsolidated entities in which we have investments.

Construction and Development

We generally supervise and control the development of land and the design and building of our residential communities with a relatively small labor force. We hire subcontractors for site improvements and virtually all of the work involved in the construction of homes. Generally, arrangements with our subcontractors provide that our subcontractors will complete specified work in accordance with price schedules and applicable building codes and laws. The price schedules may be subject to change to meet changes in labor and material costs or for other reasons. We believe that the sources and availability of raw materials to our subcontractors are adequate for our current and planned levels of operation. We generally do not own heavy construction equipment. We finance construction and land development activities primarily with cash generated from operations and public debt issuances, as well as cash borrowed under our revolving credit facility, commercial paper program and unsecured, fixed-rate notes.

Marketing

We offer a diversified line of homes for first-time, move-up and active adult homebuyers. With homes priced from under $100,000 to above $1,000,000 and available in a variety of environments ranging from urban infill communities to golf course communities, we are focused on providing homes for a wide spectrum of buyers. Our Everything’s Included® marketing program simplifies the homebuying experience by including desirable features as standard items. This marketing program enables us to differentiate our homes from those of our competitors by creating value through standard upgrades and competitive pricing, while reducing construction and overhead costs through a simplified manufacturing process, product standardization and volume purchasing. We sell our homes primarily from models that we have designed and constructed.

We employ sales associates who are paid salaries, commissions or both to complete on-site sales of homes. We also sell homes through independent brokers. We advertise our communities in newspapers, radio advertisements and other local and regional publications, on billboards and on the Internet, including our website, www.lennar.com. In addition, we advertise our active adult communities in areas where prospective active adult homebuyers live.

We have participated in charitable down-payment assistance programs for a small percentage of our homebuyers. Through these programs, we make a donation to a non-profit organization that provides financial assistance to a homebuyer who would not otherwise have sufficient funds for a down payment.

Quality Service

We strive to continually improve homeowner customer satisfaction throughout the pre-sale, sale, construction, closing and post-closing periods. Through the participation of sales associates, on-site construction supervisors and customer care associates, all working in a team effort, we strive to create a quality homebuying experience for our customers, which we believe leads to enhanced customer retention and referrals.

The quality of our homes is substantially affected by the efforts of on-site management and others engaged in the construction process, by the materials we use in particular homes or by other similar factors. Currently, most management team members’ bonus plans are, in part, contingent upon achieving certain customer satisfaction standards.

We currently have a “Heightened Awareness” program, which is a focused initiative designed to objectively evaluate and measure the quality of construction in our communities. In addition to our “Heightened Awareness” program, we have a quality assurance program in certain markets in which we employ third-party consultants to inspect our homes during the construction process. These inspectors provide us with inspection reports and follow-up verification. We also obtain independent surveys of selected customers through a third-party consultant and use the survey results to further improve our standard of quality and customer satisfaction.

We warrant our new homes against defective material and workmanship for a minimum period of one year after the date of closing. Although we subcontract virtually all segments of construction to others and our contracts call for the subcontractors to repair or replace any deficient items related to their trade, we are primarily responsible to the homebuyer for the correction of any deficiencies.

Deliveries

The table below indicates the number of deliveries for each of our homebuilding segments and Homebuilding Other during our last three fiscal years:

	2006	2005	2004
East	14,859	11,220	10,438
Central	17,069	15,448	13,126
West	13,333	11,731	9,079
Other	4,307	3,960	3,561

Total	49,568	42,359	36,204

Of the total home deliveries listed above, 2,536, 1,477 and 1,015, respectively, represent deliveries from unconsolidated entities for the years ended November 30, 2006, 2005 and 2004.

Despite the fact that deliveries for the full fiscal 2006 year increased in each of our homebuilding segments and Homebuilding Other, during the fourth quarter of 2006, deliveries were lower in our Homebuilding Central and West segments and Homebuilding Other, compared to the fourth quarter of 2005.

Backlog

Backlog represents the number of homes under sales contracts. Homes are sold using sales contracts, which are generally accompanied by sales deposits. In some instances, purchasers are permitted to cancel sales contracts if they fail to qualify for financing or under certain other circumstances. We experienced a cancellation rate of 29% in 2006, compared to 17% and 16%, respectively, in 2005 and 2004. Although we experienced a significant increase in our cancellation rate during 2006, we remain focused on reselling these homes, which, in many instances, includes the use of higher sales incentives, to avoid the build up of excess inventory. We do not recognize revenue on homes under sales contracts until the sales are closed and title passes to the new homeowners, except for our multi-level buildings under construction for which revenue is recognized under percentage-of-completion accounting.

The table below indicates the backlog dollar value for each of our homebuilding segments and Homebuilding Other as of the end of our last three fiscal years:

	2006	2005	2004
	(In thousands)
East	$1,460,213	2,774,396	2,104,959
Central	850,472	1,210,257	911,303
West	1,328,617	2,374,646	1,597,185
Other	341,126	524,939	441,826

Total	$3,980,428	6,884,238	5,055,273

Of the dollar value of homes in backlog listed above, $478,707, $590,129 and $644,839, respectively, represent the backlog dollar value from unconsolidated entities at November 30, 2006, 2005 and 2004.

As of December 31, 2006 and 2005, the backlog dollar value was $3.6 billion and $6.7 billion, respectively, of which $0.5 billion in 2006 and 2005 represents the backlog dollar value from unconsolidated entities.

Financial Services Operations

Mortgage Financing

We provide a full spectrum of conventional, FHA-insured and VA-guaranteed, first and second lien residential mortgage loan products to our homebuyers and others through our financial services subsidiaries, Universal American Mortgage Company, LLC and Eagle Home Mortgage, LLC, located generally in the same states as our homebuilding segments and Homebuilding Other, as well as other states. In 2006, our financial services subsidiaries provided loans to 66% of our homebuyers who obtained mortgage financing in areas where we offered services. Because of the availability of mortgage loans from our financial services subsidiaries, as well as independent mortgage lenders, we believe access to financing has not been, and is not, a significant obstacle for most purchasers of our homes.

During 2006, we originated approximately 41,800 mortgage loans totaling $10.5 billion. Substantially all of those loans were sold within a short period in the secondary mortgage market on a servicing released, non-recourse basis; however, we remain liable for certain limited representations and warranties related to loan sales.

We have a corporate risk management policy under which we hedge our interest rate risk on rate-locked loan commitments and loans held-for-sale to mitigate exposure to interest rate fluctuations. We finance our mortgage loan activities with borrowings under our financial services subsidiaries’ warehouse lines of credit or from our general corporate funds.

Title Insurance and Closing Services

We provide title insurance and title and closing services and other ancillary services to our homebuyers and others. We provided title and closing services for approximately 161,300 real estate transactions, issued approximately 195,700 title insurance policies and provided title insurance underwriting during 2006 through subsidiaries of North American Title Insurance Company. Title and closing services and title insurance underwriting are provided by agency subsidiaries in Arizona, California, Colorado, District of Columbia, Florida, Illinois, Maryland, Minnesota, Nevada, New Jersey, Pennsylvania, Texas, Virginia and Wisconsin.

Communication Services

Lennar Communications Ventures oversees our interests and activities in relationships with providers of advanced communication services and provides cable television and high-speed Internet services to residents of our communities and others. At December 31, 2006, we had approximately 11,300 subscribers across California, Florida and Texas.

Seasonality

We have historically experienced variability in our results of operations from quarter-to-quarter due to the seasonal nature of the homebuilding business. Currently, we are focusing our efforts on asset management and our homebuilding manufacturing process, in order to achieve a more evenflow production of home deliveries throughout the year. Evenflow production involves determining the appropriate production levels based on demand in the market, and is driven by a defined production schedule designed to produce a more consistent level of starts and deliveries throughout the year in order to gain production efficiencies. If our efforts at evenflow production are successful, the result should be a reduction in inventory cycle time and more consistent start, completion and delivery dates.

Competition

The residential homebuilding industry is highly competitive. We compete for homebuyers in each of the market regions where we operate with numerous national, regional and local homebuilders, as well as with resales of existing homes and with the rental housing market. We compete for homebuyers on the basis of a number of interrelated factors including location, price, reputation, amenities, design, quality and financing. In addition to competition for homebuyers, we also compete with other homebuilders for desirable properties, raw materials and reliable, skilled labor. We compete for land buyers with third parties in our efforts to sell land to homebuilders and others. We believe we are competitive in the market regions where we operate primarily due to our:

•	Balance sheet, where we continue to focus on liquidity while maintaining a strong capital structure;

•	Excellent land position, particularly in land-constrained markets;

•	Intense focus on salesmanship and increasing our access to various marketing channels; and

•	Pricing to current market conditions through higher sales incentives offered to homebuyers.

Our financial services operations compete with other mortgage lenders, including national, regional and local mortgage bankers and brokers, banks, savings and loan associations and other financial institutions, in the origination and sale of mortgage loans. Principal competitive factors include interest rates and other features of mortgage loan products available to the consumer. We compete with other title insurance agencies and underwriters for closing services and title insurance. Principal competitive factors include service and price. We compete with other communication service providers in the sale of high-speed Internet and cable television services. Principal competitive factors include price, quality, service and availability.

Regulation

Homes and residential communities that we build must comply with state and local laws and regulations relating to, among other things, zoning, construction permits or entitlements, construction material requirements, density requirements, and requirements relating to building design and property elevation, building codes and handling of waste. These include laws requiring the use of construction materials that reduce the need for energy-consuming heating and cooling systems. These laws and regulations are subject to frequent change and often increase construction costs. In some instances, we must comply with laws that require commitments from us to provide roads and other offsite infrastructure to be in place prior to the commencement of new construction. These laws and regulations are usually administered by counties and municipalities and may result in fees and assessments or building moratoriums. In addition, certain new development projects are subject to assessments for schools, parks, streets and highways and other public improvements, the costs of which can be substantial.

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

In order to make it possible for some of our homebuyers to obtain FHA-insured or VA-guaranteed mortgages, we must construct the homes they buy in compliance with regulations promulgated by those agencies.

Various states have statutory disclosure requirements relating to the marketing and sale of new homes. These disclosure requirements vary widely from state-to-state. In addition, some states require that each new home be registered with the state at or before the time title is transferred to a buyer (e.g., the Texas Residential Construction Commission Act).

In some states, we are required to be registered as a licensed contractor and comply with applicable rules and regulations. In various states, our new home consultants are required to be registered as licensed real estate agents and to adhere to the laws governing the practices of real estate agents.

Our mortgage and title subsidiaries must comply with applicable real estate laws and regulations. The subsidiaries are licensed in the states in which they do business and must comply with laws and regulations in those states. These laws and regulations include provisions regarding capitalization, operating procedures, investments, lending and privacy disclosures, forms of policies and premiums.

Our cable subsidiary is generally required to both secure a franchise agreement with each locality in which it operates and to satisfy requirements of the Federal Communications Commission in the ordinary conduct of its business.

A subsidiary of The Newhall Land and Farming Company, (“Newhall”) of which we currently, indirectly own 50%, provides water to a portion of Los Angeles County, California. This subsidiary is subject to extensive regulation by the California Public Utilities Commission. In December 2006, subsequent to our fiscal year end, we and LNR Property Corporation entered into an agreement to admit a new strategic partner into our LandSource joint venture, which owns Newhall (See Note 22 to our consolidated financial statements in Item 8 of this Report).

Employees

At December 31, 2006, we employed 12,605 individuals of whom 9,018 were involved in our homebuilding operations and 3,587 were involved in our financial services operations. We believe our relations with our employees are good. We do not have collective bargaining agreements relating to any of our employees. However, we subcontract many phases of our homebuilding operations and some of the subcontractors we use have employees who are represented by labor unions.

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

Since the spin-off, we have entered into a number of joint ventures and other transactions with LNR. Many of the joint ventures were formed to acquire and develop land, part of which was subsequently sold to us or other homebuilders for residential building and part of which was subsequently sold to LNR for commercial development. Because for a number of years after the spin-off LNR was controlled by Mr. Miller and his family, all significant transactions we or our subsidiaries engaged in with LNR or entities in which it had an interest were reviewed and approved by the Independent Directors Committee of our Board of Directors.

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

On November 30, 2004, we and LNR each transferred our interests in most of our joint ventures to the jointly-owned company that had acquired Newhall, and that company was renamed LandSource Communities Development LLC (“LandSource”). In December 2006, subsequent to our fiscal year end, we and LNR entered into an agreement to admit a new strategic partner into our LandSource joint venture (See Note 22 to our consolidated financial statements in Item 8 of this Report).

In February 2005, LNR was acquired by a privately-owned entity. Although Mr. Miller’s family acquired a 20.4% financial interest in that privately-owned entity, this interest is non-voting and neither Mr. Miller nor anybody else in his family is an officer or director, or otherwise is involved in the management, of LNR or its parent. Nonetheless, because the Miller family has a 20.4% financial, non-voting, interest in LNR’s parent, significant transactions with LNR or entities in which it has an interest are still reviewed and approved by the Independent Directors Committee of our Board of Directors.

NYSE Certifications

We submitted our 2005 Annual CEO Certification to the New York Stock Exchange on April 20, 2006. The certification was not qualified in any respect.

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

Our website also includes printable versions of our Corporate Governance Guidelines, our Code of Business Conduct and Ethics and the charters for each of our Audit, Compensation and Nominating and Corporate Governance Committees of our Board of Directors. Each of these documents is also available in print to any stockholder who requests a copy by addressing a request to:

Lennar Corporation

Attention: Office of the General Counsel

700 Northwest 107th Avenue

Miami, Florida 33172

Item 1A.    Risk Factors.

If any of the following risks develop into actual events, our business, financial condition, results of operations, cash flows, strategies and prospects could be materially adversely affected.

Homebuilding Market and Economic Risks

A significant decline in demand for new homes coupled with an increase in the inventory of available new homes adversely affects our sales volume and pricing.

In 2006, the homebuilding industry experienced a significant decline in demand for newly built homes in many of our markets. The decline followed an unusually long period of strong demand for new homes. Some of this strong demand resulted from “speculators” purchasing new homes with the intention of selling them at a profit, rather than with the intention of living in them. In many instances, the speculators do not have the financial resources to retain the purchased homes, and are selling these homes at depressed prices. Inventories of new homes have also increased as a result of increased cancellation rates on pending contracts as new homebuyers sometimes find it more advantageous to forfeit a deposit than to complete the purchase of the home. This combination of lower demand and higher inventories affects both the number of homes we can sell and the prices at which we can sell them. We have no basis for predicting how long demand and supply will remain out of balance in markets where we operate or whether, even if demand and supply come back in balance, sales volumes or pricing will return to prior levels.

Demand for new homes is sensitive to economic conditions over which we have no control.

Demand for homes is sensitive to changes in economic conditions such as the level of employment, consumer confidence, consumer income, the availability of financing and interest rate levels. Although the market experienced some increase in mortgage interest rates during 2006, mortgage interest rates remain lower than their historical averages. If mortgage interest rates increase or if any of these other economic factors adversely change nationally, or in the markets where we operate, the ability or willingness of prospective buyers to purchase new homes could be adversely affected and cancellations of pending contracts could further increase, resulting in a decrease in our revenues and earnings.

Increasing interest rates could cause defaults for homebuyers who financed homes using non-traditional financing products, which could increase the number of homes available for resale.

During the recent time of high demand in the homebuilding industry, many homebuyers financed their purchases using non-traditional adjustable rate or interest only mortgages or other mortgages, including sub-prime mortgages, that involve significantly lower initial monthly payments. As a result, new homes have been more affordable in recent years. However, as monthly payments for these homes increase either as a result of increasing adjustable interest rates or as a result of principal payments coming due, some of these homebuyers could default on their payments and have their homes foreclosed, which would increase the inventory of homes available for resale. In addition, if lenders perceive deterioration in credit quality among homebuyers, lenders may eliminate some of the available non-traditional and sub-prime financing products or increase the qualifications needed for mortgages or adjust their terms to address any increased credit risk. In general, if mortgage rates increase or lenders make it more difficult for prospective buyers to finance home purchases, it could become more difficult or costly for customers to purchase our homes, which would have an adverse affect on our sales volume.

We sell substantially all of the loans we originate within a short period in the secondary mortgage market on a servicing released, non-recourse basis; however, we remain liable for certain limited representations and warranties related to loan sales and certain limited repurchase obligations in the event of early borrower default.

Inflation can adversely affect us, particularly in a period of declining home sale prices.

Inflation can have a long-term impact on us because increasing costs of land, materials and labor may require us to attempt to increase the sale prices of homes in order to maintain satisfactory margins. However, the increased inventory of new homes we are currently experiencing requires that we decrease prices in order to attempt to maintain sales volume. This deflation in sales price, in addition to impacting our margins on new homes, also reduces the value of our land inventory and makes it more difficult for us to recover the full cost of previously purchased land in new home sales prices or, if we choose, to dispose of land assets. In addition, depressed land values may cause us to walk away from deposits on option contracts if we cannot satisfactorily renegotiate the purchase price of the optioned land.

A decline in land values could result in impairment write-downs.

Some of the land we currently own was purchased at prices that reflected the recent high demand cycle in the homebuilding industry. As a result, during the fourth quarter of 2006 we recorded material inventory valuation adjustments. If market conditions continue to deteriorate, some of these assets may be subject to future impairment write-downs, decreasing the value of our assets as reflected on our balance sheet and adversely affecting our stockholders’ equity.

We face significant competition in our efforts to sell homes.

The homebuilding industry is highly competitive. We compete in each of our markets with numerous national, regional and local homebuilders. This competition with other homebuilders could reduce the number of homes we deliver, or cause us to accept reduced margins in order to maintain sales volume.

We also compete with the resale of existing homes, including foreclosed homes, sales by housing speculators and available rental housing. As demand for homes has slowed, competition, including competition with homes purchased for speculation rather than as places to live, has created increased downward pressure on the prices at which we are able to sell homes, as well as upon the number of homes we can sell.

Operational Risks

Homebuilding is subject to warranty and liability claims in the ordinary course of business that can be significant.

As a homebuilder, we are subject to home warranty and construction defect claims arising in the ordinary course of business. We are also subject to liability claims arising in the course of construction activities. We record warranty and other reserves for the homes we sell based on historical experience in our markets and our judgment of the qualitative risks associated with the types of homes built. We have, and many of our subcontractors have, general liability, property, errors and omissions, workers compensation and other business insurance. These insurance policies protect us against a portion of our risk of loss from claims, subject to certain self-insured retentions, deductibles and other coverage limits. However, because of the uncertainties inherent in these matters, we cannot provide assurance that our insurance coverage or our subcontractor arrangements will be adequate to address all warranty, construction defect and liability claims in the future. Additionally, the coverage offered by and the availability of general liability insurance for construction defects are currently limited and costly. There can be no assurance that coverage will not be further restricted and become even more costly.

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

Increased costs or shortages of skilled labor and/or lumber, framing, concrete, steel and other building materials could cause increases in construction costs and construction delays. We generally are unable to pass on increases in construction costs to customers who have already entered into sales contracts, as those sales contracts generally fix the price of the homes at the time the contracts are signed, which may be well in advance of the construction of the home. Sustained increases in construction costs may, over time, erode our margins, particularly if pricing competition restricts our ability to pass on any additional costs of materials or labor, thereby decreasing our margins.

We may not be able to acquire land suitable for residential homebuilding at reasonable prices, which could increase our costs and reduce our revenues, earnings and margins.

Our long-term ability to build homes depends upon our acquiring land suitable for residential building at reasonable prices in locations where we want to build. During the past few years, we have experienced an increase in competition for suitable land as a result of land constraints in many of our markets. As competition for suitable land increases, and as available land is developed, the cost of acquiring additional suitable land could rise, and in some areas no suitable land may be available at reasonable prices. Any land shortages or any decrease in the supply of suitable land at reasonable prices could limit our ability to develop new communities or result in increased land costs that we are not able to pass through to our customers. This could adversely impact our revenues, earnings and margins.

Reduced numbers of home sales force us to absorb additional costs.

We incur many costs even before we begin to build homes in a community. These include costs of preparing land and installing roads, sewage and other utilities, as well as taxes and other costs related to ownership of the land on which we plan to build homes. Reducing the rate at which we build homes extends the length of time it takes us to recover these costs. Also, we frequently acquire options to purchase land and make deposits that will be forfeited if we do not exercise the options within specified periods. Because of current market conditions, we have had to terminate some of these options, resulting in forfeiture of deposits we made with regard to the options.

We may be unable to obtain suitable financing and bonding for the development of our communities.

Our business requires that we are able to obtain financing for the development of our residential communities and to provide bonds to ensure the completion of our projects. We currently use our $2.7 billion credit facility to provide some of the financing we need. In addition, we have from time-to-time raised funds by selling debt securities into public and private capital markets. The willingness of lenders to make funds available to us could be affected by reductions in the amounts they are willing to lend to homebuilders generally, even if we continue to maintain a strong balance sheet. If we were unable to finance the development of our communities through our credit facility or other debt, or if we were unable to provide required surety bonds for our projects, our business operations and revenues could suffer materially.

Our competitive position could suffer if we were unable to take advantage of acquisition opportunities.

Our growth strategy depends in part on our ability to identify and purchase suitable acquisition candidates, as well as our ability to successfully integrate acquired operations into our business. Given current market conditions, executing this strategy by identifying opportunities to purchase at favorable prices companies that are having problems contending with the current difficult homebuilding environment may be particularly important. Not properly executing this strategy could put us at a disadvantage in our efforts to compete with other major homebuilders who are able to take advantage of such favorable acquisition opportunities.

Our ability to continue to grow our business and operations in a profitable manner depends to a significant extent upon our ability to access capital on favorable terms.

At present, our access to capital is enhanced by the fact that our senior debt securities have an investment-grade credit rating from each of the principal credit rating agencies. If we were to lose our investment-grade credit rating for any reason, it would become more difficult and costly for us to access the capital that is required in order to implement our business plans and achieve our growth objectives.

We might have difficulty integrating acquired companies into our operations.

The integration of operations of acquired companies with our operations, including the consolidation of systems, procedures, personnel and facilities, the relocation of staff, and the achievement of anticipated cost savings, economies of scale and other business efficiencies, presents significant challenges to our management, particularly if several acquisitions occur at the same time.

The performance of our joint venture partners is important to the continued success of our joint venture strategies.

Our joint venture strategy depends in large part on the ability of our joint venture partners to perform their obligations under our agreements with them. If a joint venture partner does not perform its obligations, we may be required to make significant financial expenditures or otherwise undertake the performance of obligations not satisfied by our partner at significant cost to us.

We could be hurt by the loss of key management personnel.

Our future success depends, to a significant degree, on the efforts of our senior management. Our operations could be adversely affected if key members of senior management cease to be active in our company.

Our Financial Services segment could have difficulty financing its activities.

Our Financial Services segment has warehouse lines of credit totaling $1.4 billion. It uses those lines to finance its lending activities until it accumulates sufficient mortgage loans to be able to sell them into the capital markets. These warehouse lines of credit mature in September 2007 ($700 million) and in April 2008 ($670 million). If we are unable to renew or extend these debt arrangements when they mature, our Financial Services segment’s mortgage lending activities may be adversely affected.

Regulatory Risks

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

The federal financial institution agencies recently issued their final Interagency Guidance on Nontraditional Mortgage Products (“Guidance”). This Guidance applies to credit unions, banks and savings associations and their subsidiaries, and bank and savings association holding companies and their subsidiaries. Although the Guidance does not apply to independent mortgage companies, it likely will affect the origination operations of many mortgage companies that broker or sell nontraditional mortgage loan products to such entities. This Guidance could reduce the number of potential customers who could qualify for loans to purchase homes from us and others.

Government entities in regions where we operate have adopted or may adopt, slow or no growth initiatives, which could adversely affect our ability to build or timely build in these areas.

Some state and local governments in areas where we operate have approved, and others where we operate may approve, various slow growth or no growth homebuilding initiatives and other ballot measures that could negatively impact the availability of land and building opportunities within those jurisdictions. Approval of slow growth, no growth or similar initiatives (including the effect of these initiatives on existing entitlements and zoning) could adversely affect our ability to build or timely build and sell homes in the affected markets and/or create additional administrative and regulatory requirements and costs, which, in turn, could have an adverse effect on our future revenues and earnings.

Compliance with federal, state and local regulations related to our business could create substantial costs both in time and money, and some regulations could prohibit or restrict some homebuilding ventures.

We are subject to extensive and complex laws and regulations that affect the land development and homebuilding process, including laws and regulations related to zoning, permitted land uses, levels of density, building design, elevation of properties, water and waste disposal and use of open spaces. In addition, we are subject to laws and regulations related to workers’ health and safety. We also are subject to a variety of local, state and federal laws and regulations concerning the protection of health and the environment. In some of the markets where we operate, we are required to pay environmental impact fees, use energy-saving construction materials and give commitments to municipalities to provide certain infrastructure such as roads and sewage systems. We generally are required to obtain permits, entitlements and approvals from local authorities to commence and carry out residential development or home construction. Such permits, entitlements and approvals may, from time-to-time, be opposed or challenged by local governments, neighboring property owners or other interested parties, adding delays, costs and risks of non-approval to the process. Our obligation to comply with the laws and regulations under which we operate, and our obligation to ensure that our employees, subcontractors and other agents comply with these laws and regulations, could result in delays in construction and land development, cause us to incur substantial costs and prohibit or restrict land development and homebuilding activity in certain areas in which we operate.

Tax law changes could make home ownership more expensive or less attractive.

Significant expenses of owning a home, including mortgage interest expense and real estate taxes, generally are deductible expenses for the purpose of calculating an individual’s federal, and in some cases state, taxable income, subject to various limitations under current tax law and policy. If the federal government or a state government changes income tax laws, as has been discussed recently, to eliminate or substantially reduce these income tax deductions, then the after-tax cost of owning a new home would increase substantially. This could adversely impact demand for, and/or sales prices of, new homes.

Other Risks

We have a stockholder who can exercise significant influence over matters that are brought to a vote of our stockholders.

Stuart A. Miller, our President, Chief Executive Officer and a Director, has voting control, through personal holdings and family-owned entities, of Class A and Class B common stock that enables Mr. Miller to cast approximately 49% of the votes that may be cast by the holders of our outstanding Class A and Class B common stock combined. That probably gives Mr. Miller the power to control the election of our directors and the approval of matters that are presented to our stockholders. Mr. Miller’s voting power might discourage someone from acquiring us or from making a significant equity investment in us, even if we needed the investment to meet our obligations and to operate our business. Also, because of his voting power, Mr. Miller may be able to authorize actions in matters that are contrary to our other stockholders’ desires.

Item 1B.    Unresolved Staff Comments.

Not applicable.

Executive Officers of Lennar Corporation

Robert J. Strudler, who served as Chairman of our Board of Directors since 2004, passed away on November 7, 2006. Prior to Mr. Strudler’s appointment as Chairman in December 2004, he served as Lennar’s Vice Chairman and Chief Operating Officer from May 2000 through November 2004. As of the date of this Report, our Board of Directors has not appointed a new Chairman.

The following individuals are our executive officers as of February 8, 2007:

Name	Position	Age
Stuart A. Miller	President and Chief Executive Officer	49
Jonathan M. Jaffe	Vice President and Chief Operating Officer	47
Richard Beckwitt	Executive Vice President	47
Bruce E. Gross	Vice President and Chief Financial Officer	48
Marshall H. Ames	Vice President	63
Diane J. Bessette	Vice President and Controller	46
Mark Sustana	Secretary and General Counsel	45

Mr. Miller has served as our President and Chief Executive Officer since 1997 and is one of our Directors. Before 1997, Mr. Miller held various executive positions with us.

Mr. Jaffe has served as Vice President since 1994 and has served as our Chief Operating Officer since December 2004. Before that time, Mr. Jaffe served as a Regional President in our Homebuilding Division. Additionally, prior to his appointment as Chief Operating Officer, Mr. Jaffe was one of our Directors from 1997 through June 2004.

Mr. Beckwitt has served as our Executive Vice President since March 2006. In this position, Mr. Beckwitt is involved in all operational aspects of our company, with a focus on new business and strategic growth opportunities. Mr. Beckwitt served on the Board of Directors of D.R. Horton, Inc. from 1993 to November 2003. From 1993 to March 2000, he held various executive officer positions at D.R. Horton, including President of the company.

Mr. Gross has served as Vice President and our Chief Financial Officer since 1997. Before that, Mr. Gross was Senior Vice President, Controller and Treasurer of Pacific Greystone Corporation.

Mr. Ames has served as Vice President since 1982 and has been responsible for Investor Relations since 2000.

Ms. Bessette joined us in 1995 and has served as our Controller since 1997. She was appointed a Vice President in 2000.

Mr. Sustana has served as our Secretary and General Counsel since 2005. Before joining Lennar, Mr. Sustana held various legal positions at GenTek, Inc., a manufacturer of communication products, industrial components and performance chemicals.

Item 2.	Properties.

We lease and maintain our executive offices in an office complex in Miami, Florida. We also lease and maintain regional offices in California and Texas. Our homebuilding and financial services offices are located in the markets where we conduct business, primarily in leased space. We believe that our existing facilities are adequate for our current and planned levels of operation.

Because of the nature of our homebuilding operations, significant amounts of property are held as inventory in the ordinary course of our homebuilding business. We discuss these properties in the discussion of our homebuilding operations in Item 1 of this Report.

Item 3.	Legal Proceedings.

We are party to various claims and lawsuits which arise in the ordinary course of business. Although the specific allegations in the lawsuits differ, most of them involve claims that we failed to construct homes in particular communities in accordance with plans and specifications or applicable construction codes and seek reimbursement for sums allegedly needed to remedy the alleged deficiencies, assert contract issues or relate to personal injuries. Lawsuits of these types are common within the homebuilding industry. We do not believe that the ultimate resolution of these claims or lawsuits will have a material adverse effect on our business, financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Class A and Class B common stock are listed on the New York Stock Exchange under the symbols “LEN” and “LEN.B,” respectively. The following table shows the high and low sales prices for our Class A and Class B common stock for the periods indicated, as reported by the NYSE, and cash dividends declared per share:

	Class A Common Stock High/Low Prices		Cash Dividends Per Class A Share
Fiscal Quarter	2006	2005	2006		2005
First	$66.44 – 55.23	$62.49 – 44.15	16	¢	13 3/4	¢
Second	$62.38 – 47.30	$62.09 – 50.30	16	¢	13 3/4	¢
Third	$49.10 – 38.66	$68.86 – 57.46	16	¢	13 3/4	¢
Fourth	$53.00 – 41.79	$62.78 – 52.34	16	¢	16	¢

	Class B Common Stock High/Low Prices		Cash Dividends Per Class B Share
Fiscal Quarter	2006	2005	2006		2005
First	$61.26 – 50.99	$57.40 – 40.81	16	¢	13 3/4	¢
Second	$57.55 – 43.71	$57.07 – 46.90	16	¢	13 3/4	¢
Third	$45.09 – 35.93	$64.00 – 53.50	16	¢	13 3/4	¢
Fourth	$48.97 – 39.25	$58.12 – 48.96	16	¢	16	¢

As of January 31, 2007, the last reported sale price of our Class A common stock was $54.38 and the last reported sale price of our Class B common stock was $50.56. As of January 31, 2007, there were approximately 1,100 and 800 holders of record, respectively, of our Class A and Class B common stock.

On January 10, 2007, our Board of Directors declared a quarterly cash dividend of $0.16 per share for both our Class A and Class B common stock, which is payable on February 15, 2007 to holders of record at the close of business on February 5, 2007. We regularly pay quarterly dividends as set forth in the table above. We currently expect that comparable cash dividends will continue to be paid in the future although we have no commitment to do that.

In June 2001, our Board of Directors authorized a stock repurchase program to permit future purchases of up to 20 million shares of our outstanding common stock. During the three months and year ended November 30, 2006, we repurchased the following shares of our Class A and Class B common stock (table and footnote amounts in thousands, except per share amounts):

	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased Under Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
	Class		Class
Period	A	B	A	B
December 1, 2005 to February 28, 2006*	8	—	$63.48	$—	—	12,450
March 1, 2006 to May 31, 2006*	4,555	447	54.40	48.56	5,000	7,450
June 1, 2006 to August 31, 2006*	56	672	44.62	40.93	672	6,778
September 1, 2006 to September 30, 2006*	—	1	—	43.52	—	—
October 1, 2006 to October 31, 2006	—	285	—	43.51	285	6,493
November 1, 2006 to November 30, 2006*	1	249	50.21	43.46	249	6,244

Total	4,620	1,654	$54.30	$43.82	6,206

*	The above includes 67 shares of Class A common stock and 1 share of Class B common stock that we repurchased in connection with activity related to our equity compensation plans and were not repurchased as part of our publicly announced stock repurchase program.

The information required by Item 201(d) of Regulation S-K is provided under Item 12 of this document.

Item 6.	Selected Financial Data.

The following table sets forth our selected consolidated financial and operating information as of or for each of the years ended November 30, 2002 through 2006. The information presented below is based upon our historical financial statements, except for the results of operations of a subsidiary of the Financial Services segment’s title company that was sold in May 2005, which have been classified as discontinued operations. Share and per share amounts have been retroactively adjusted to reflect the effect of our April 2003 10% Class B common stock distribution and our January 2004 two-for-one stock split.

	At or for the Years Ended November 30,
	2006	2005	2004 (1)	2003 (1)	2002 (1)
	(Dollars in thousands, except per share amounts)
Results of Operations:
Revenues:
Homebuilding	$15,623,040	13,304,599	10,000,632	8,348,645	6,751,301
Financial services	$643,622	562,372	500,336	556,581	482,008
Total revenues	$16,266,662	13,866,971	10,500,968	8,905,226	7,233,309
Operating earnings from continuing operations:
Homebuilding	$986,153	2,277,091	1,548,488	1,164,089	834,056
Financial services	$149,803	104,768	110,731	153,719	126,941
Corporate general and administrative expenses	$193,307	187,257	141,722	111,488	85,958
Loss on redemption of 9.95% senior notes	$—	34,908	—	—	—
Earnings from continuing operations before provision for income taxes	$942,649	2,159,694	1,517,497	1,206,320	875,039
Earnings from discontinued operations before provision for income taxes (2)	$—	17,261	1,570	734	670
Earnings from continuing operations	$593,869	1,344,410	944,642	750,934	544,712
Earnings from discontinued operations	$—	10,745	977	457	417
Net earnings	$593,869	1,355,155	945,619	751,391	545,129
Diluted earnings per share:
Earnings from continuing operations	$3.69	8.17	5.70	4.65	3.51
Earnings from discontinued operations	$—	0.06	—	—	—
Net earnings	$3.69	8.23	5.70	4.65	3.51
Cash dividends declared per share—Class A common stock	$0.64	0.573	0.513	0.144	0.025
Cash dividends declared per share—Class B common stock	$0.64	0.573	0.513	0.143	0.0225
Financial Position:
Total assets (3)	$12,408,266	12,541,225	9,165,280	6,775,432	5,755,633
Debt:
Homebuilding	$2,613,503	2,592,772	2,021,014	1,552,217	1,585,309
Financial services	$1,149,231	1,269,782	896,934	734,657	853,416
Stockholders’ equity	$5,701,372	5,251,411	4,052,972	3,263,774	2,229,157
Shares outstanding (000s)	158,155	157,559	156,230	157,836	142,811
Stockholders’ equity per share	$36.05	33.33	25.94	20.68	15.61
Homebuilding Data (including unconsolidated entities):
Number of homes delivered	49,568	42,359	36,204	32,180	27,393
New orders	42,212	43,405	37,667	33,523	28,373
Backlog of home sales contracts	11,608	18,565	15,546	13,905	12,108
Backlog dollar value	$3,980,428	6,884,238	5,055,273	3,887,300	3,200,206

(1)	In May 2005, the Company sold a subsidiary of the Financial Services segment’s title company. As a result of the sale, the subsidiary’s results of operations have been reclassified as discontinued operations to conform with the 2005 presentation.
(2)	Earnings from discontinued operations before provision for income taxes includes a gain of $15.8 million for the year ended November 30, 2005 related to the sale of a subsidiary of the Financial Services segment’s title company.
(3)	As of November 30, 2004, 2003 and 2002, the Financial Services segment had assets of discontinued operations of $1.0 million, $1.3 million and $0.4 million, respectively, related to a subsidiary of the segment’s title company that was sold in May 2005.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Financial Data” and our audited consolidated financial statements and accompanying notes included elsewhere in this Report.

Special Note Regarding Forward-Looking Statements

Some of the statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Annual Report on Form 10-K, are “forward-looking statements,” as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding our business, financial condition, results of operations, cash flows, strategies and prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those described under the caption “Risk Factors” in Item 1A of this Report. We do not undertake any obligation to update forward-looking statements.

Outlook

During the second half of 2006, conditions in the homebuilding industry deteriorated and we have not yet seen a recovery as we entered the first quarter of 2007. This market weakness is driven primarily by excess supply as speculators reduce purchases and return homes to the market as well as negative customer sentiment surrounding the general homebuilding market. We are experiencing slower sales (down 3% in 2006) and higher cancellations (29% in 2006) which have impacted most of our markets and, therefore, we are making greater use of sales incentives to generate sales in order to build-out our inventory, deliver our backlog and convert inventory into cash.

In order to manage under these difficult conditions, we have focused on generating cash flow and maintaining an “inventory neutral” position, which has created liquidity on our balance sheet. We have also renegotiated the prices at which we have options or agreements to purchase land, to bring them in line with current market prices. In order to generate cash flow, we have priced our inventory to market; however, this has resulted in higher than normal sales incentives, leading to lower gross margins on home sales. As we look ahead to 2007, the strength of our balance sheet, together with our renegotiated land positions that reflect current market conditions, provide the foundation from which we will try to rebuild our margins. Steps we expect to take to improve margins include reducing selling, general and administrative expenses to match current volume and reflect available efficiencies, reducing construction costs by negotiating lower prices, redesigning products to meet current market demand, and building on land at current market prices. We will also continue to carefully match our starts to demand, which we expect will cause deliveries in 2007 to be at least 20% lower than they were in 2006.

Results of Operations

Overview

Our net earnings from continuing operations in 2006 were $593.9 million, or $3.69 per diluted share ($3.76 per basic share), compared to $1.3 billion, or $8.17 per diluted share ($8.65 per basic share), in 2005. The decrease in net earnings was attributable to depressed market conditions during 2006 that impacted our Homebuilding segments’ operations. While our deliveries and average sales price on homes delivered increased, our gross margins decreased due to inventory valuation adjustments during the second half of 2006 and higher sales incentives offered to homebuyers in 2006, compared to 2005.

The following table sets forth financial and operational information for the years indicated related to our continuing operations. The results of operations of the homebuilders we acquired during these years were not material to our consolidated financial statements and are included in the tables since the respective dates of the acquisitions.

	Years Ended November 30,
	2006	2005	2004
	(Dollars in thousands, except average sales price)
Homebuilding revenues:
Sales of homes	$14,854,874	12,711,789	9,559,847
Sales of land	768,166	592,810	440,785

Total homebuilding revenues	15,623,040	13,304,599	10,000,632

Homebuilding costs and expenses:
Cost of homes sold	12,114,433	9,410,343	7,275,446
Cost of land sold	798,165	391,984	281,409
Selling, general and administrative	1,764,967	1,412,917	1,072,912

Total homebuilding costs and expenses	14,677,565	11,215,244	8,629,767

Equity in earnings (loss) from unconsolidated entities	(12,536)	133,814	90,739
Management fees and other income, net	66,629	98,952	97,680
Minority interest expense, net	13,415	45,030	10,796

Homebuilding operating earnings	986,153	2,277,091	1,548,488

Financial services revenues	643,622	562,372	500,336
Financial services costs and expenses	493,819	457,604	389,605

Financial services operating earnings	149,803	104,768	110,731

Total operating earnings	1,135,956	2,381,859	1,659,219
Corporate general and administrative expenses	193,307	187,257	141,722
Loss on redemption of 9.95% senior notes	—	34,908	—

Earnings from continuing operations before provision for income taxes	$942,649	2,159,694	1,517,497

Gross margin on home sales	18.4%	26.0%	23.9%

SG&A expenses as a % of revenues from home sales	11.9%	11.1%	11.2%

Operating margin as a % of revenues from home sales	6.6%	14.9%	12.7%

Average sales price	$315,000	311,000	272,000

2006 versus 2005

Revenues from home sales increased 17% in the year ended November 30, 2006 to $14.9 billion from $12.7 billion in 2005. Revenues were higher primarily due to a 15% increase in the number of home deliveries in 2006. New home deliveries, excluding unconsolidated entities, increased to 47,032 homes in the year ended November 30, 2006 from 40,882 homes last year. In the year ended November 30, 2006, new home deliveries were higher in each of our homebuilding segments and Homebuilding Other, compared to 2005. The average sales price of homes delivered increased to $315,000 in the year ended November 30, 2006 from $311,000 in 2005 despite higher sales incentives offered to homebuyers ($32,000 per home delivered in 2006, compared to $9,000 per home delivered in 2005).

Despite the full year increases, there was a significant slowdown in new home sales throughout the country as the year progressed. As a result, during the fourth quarter of the year, revenues from home sales declined by 14%, new home deliveries declined by 4%, excluding unconsolidated entities, and the average sales price declined by 11%, compared with the same period of the prior year. The decline in average sales price resulted from our use of higher sales incentives.

Gross margins on home sales excluding inventory valuation adjustments were $3.0 billion, or 20.3%, in the year ended November 30, 2006, compared to $3.3 billion, or 26.0%, in 2005. Gross margin percentage on home sales decreased compared to last year in all of our homebuilding segments and Homebuilding Other primarily due to higher sales incentives offered to homebuyers. Gross margins on home sales including inventory valuation adjustments were $2.7 billion, or 18.4%, in the year ended November 30, 2006 due to $280.5 million of inventory valuation adjustments ($157.0 million, $27.1 million, $79.0 million and $17.4 million, respectively, in our Homebuilding East, Central and West segments and Homebuilding Other).

Homebuilding interest expense (primarily included in cost of homes sold and cost of land sold) was $241.1 million in 2006, compared to $187.2 million in 2005. The increase in interest expense was due to higher interest costs resulting from higher average debt during 2006, as well as increased deliveries during 2006, compared to 2005. Our homebuilding debt to total capital ratio as of November 30, 2006 was 31.4%, compared to 33.1% as of November 30, 2005.

Selling, general and administrative expenses as a percentage of revenues from home sales were 11.9% and 11.1%, respectively, for the years ended November 30, 2006 and 2005. The 80 basis point increase was primarily due to increases in broker commissions and advertising expenses, partially offset by lower incentive compensation expenses. Management fees of $37.4 million received during the year ended November 30, 2005 from unconsolidated entities in which we had investments, which were previously recorded as a reduction of selling, general and administrative expenses, have been reclassified to management fees and other income, net in order to conform to the 2006 presentation.

Loss on land sales totaled $30.0 million in the year ended November 30, 2006, net of $152.2 million of write-offs of deposits and pre-acquisition costs ($80.5 million, $2.9 million, $44.0 million and $24.8 million, respectively, in our Homebuilding East, Central and West segments and Homebuilding Other) related to 24,235 homesites under option that we do not intend to purchase and $69.1 million of inventory valuation adjustments ($24.7 million, $17.3 million and $27.1 million, respectively, in our Homebuilding East and Central segments and Homebuilding Other), compared to gross profit from land sales of $200.8 million in 2005. Equity in earnings (loss) from unconsolidated entities was ($12.5) million in the year ended November 30, 2006, which included $126.4 million of valuation adjustments ($25.5 million, $92.8 million and $8.1 million, respectively, in our Homebuilding East and West segments and Homebuilding Other) to our investments in unconsolidated entities, compared to equity in earnings from unconsolidated entities of $133.8 million last year. Management fees and other income, net, totaled $66.6 million in the year ended November 30, 2006, compared to $99.0 million in 2005. Minority interest expense, net was $13.4 million and $45.0 million, respectively, in the years ended November 30, 2006 and 2005. Sales of land, equity in earnings (loss) from unconsolidated entities, management fees and other income, net and minority interest expense, net may vary significantly from period to period depending on the timing of land sales and other transactions entered into by us and unconsolidated entities in which we have investments.

Operating earnings from continuing operations for the Financial Services segment were $149.8 million in the year ended November 30, 2006, compared to $104.8 million last year. The increase was primarily due to a $17.7 million pretax gain generated from monetizing the segment’s personal lines insurance policies, as well as increased profitability from the segment’s mortgage operations as a result of increased volume and profit per loan. The segment’s mortgage capture rate (i.e., the percentage of our homebuyers, excluding cash settlements, who obtained mortgage financing from us in areas where we offered services) was 66% in both the years ended November 30, 2006 and 2005.

Corporate general and administrative expenses as a percentage of total revenues were 1.2% in the year ended November 30, 2006, compared to 1.4% in the same period last year.

At November 30, 2006, we owned 92,325 homesites and had access to an additional 189,279 homesites through either option contracts with third parties or agreements with unconsolidated entities in which we have investments. At November 30, 2006, 10% of the homesites we owned were subject to home purchase contracts. Our backlog of sales contracts was 11,608 homes ($4.0 billion) at November 30, 2006, compared to 18,565 homes ($6.9 billion) at November 30, 2005. As a result of pricing our homes to market through the use of higher sales incentives, building out our inventory and delivering our backlog in an effort to maintain an “inventory neutral” position, our backlog declined in 2006. The lower backlog was also attributable to the depressed market conditions during 2006, which resulted in lower new orders in 2006, compared to 2005. At November 30, 2006, our inventory balance was consistent with the balance at November 30, 2005.

2005 versus 2004

Revenues from home sales increased 33% in 2005 to $12.7 billion from $9.6 billion in 2004. Revenues were higher primarily due to a 16% increase in the number of home deliveries and a 15% increase in the average sales price of homes delivered in 2005. New home deliveries, excluding unconsolidated entities, increased to 40,882 homes in the year ended November 30, 2005 from 35,189 homes in 2004. In 2005, new home deliveries were higher in each of our homebuilding segments and Homebuilding Other, compared to 2004. The average sales price of homes delivered increased to $311,000 in the year ended November 30, 2005 from $272,000 in 2004.

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

Selling, general and administrative expenses as a percentage of revenues from home sales were 11.1% in the year ended November 30, 2005, compared to 11.2% in the year ended November 30, 2004. Management fees of $37.4 million and $28.4 million received during the years ended November 30, 2005 and 2004, respectively, from unconsolidated entities in which we had investments, which were previously recorded as a reduction of selling, general and administrative expenses, have been reclassified to management fees and other income, net in order to conform to the 2006 presentation.

Gross profit on land sales totaled $200.8 million in the year ended November 30, 2005, compared to $159.4 million in 2004. Some of these land sales were from consolidated joint ventures, which resulted in minority interest expense. Minority interest expense, net from these land sales and other activities of the consolidated joint ventures was $45.0 million and $10.8 million, respectively, in the years ended November 30, 2005 and 2004. Management fees and other income, net, totaled $99.0 million in the year ended November 30, 2005, compared to $97.7 million in 2004. Equity in earnings from unconsolidated entities was $133.8 million in the year ended November 30, 2005, compared to $90.7 million in 2004. Sales of land, minority interest expense, net, management fees and other income, net and equity in earnings from unconsolidated entities may vary significantly from period to period depending on the timing of land sales and other transactions entered into by us and unconsolidated entities in which we have investments.

Operating earnings from continuing operations for the Financial Services segment were $104.8 million in the year ended November 30, 2005, compared to $110.7 million in 2004. The decrease was primarily due to reduced profitability from the segment’s mortgage operations as a result of a more competitive mortgage environment in 2005, as well as a $6.5 million pretax gain generated from monetizing a majority of the segment’s alarm monitoring contracts in 2004. This decrease was partially offset by improved profitability from the segment’s title operations in 2005. The segment’s mortgage capture rate (i.e., the percentage of our homebuyers, excluding cash settlements, who obtained mortgage financing from us in areas where we offered services) was 66% in the year ended November 30, 2005, compared to 71% in 2004. The decrease in the capture rate was a result of a more competitive mortgage environment. During 2005, we sold North American Exchange Company (“NAEC”), a subsidiary of the Financial Services’ title company, which generated a $15.8 million pretax gain.

Corporate general and administrative expenses as a percentage of total revenues were 1.4% and 1.3%, respectively, in the years ended November 30, 2005 and 2004.

At November 30, 2005, we owned 102,687 homesites and had access to an additional 222,119 homesites through either option contracts with third parties or agreements with unconsolidated entities in which we have investments. At November 30, 2005, 14% of the homesites we owned were subject to home purchase contracts. Our backlog of sales contracts was 18,565 homes ($6.9 billion) at November 30, 2005, compared to 15,546 homes ($5.1 billion) at November 30, 2004. The higher backlog was primarily attributable to our growth and strong demand for our homes, which resulted in higher new orders in 2005, compared to 2004. As a result of acquisitions combined with our organic growth, inventories increased 53% during 2005, while revenues from sales of homes increased 33% for the year ended November 30, 2005, compared to 2004.

Homebuilding Segments

Our Homebuilding operations construct and sell homes primarily for first-time, move-up and active adult homebuyers primarily under our Everything’s Included® program. Our land operations include the purchase, development and sale of land for our homebuilding activities, as well as the sale of land to third parties. In certain circumstances, we diversify our operations through strategic alliances and minimize our risks by investing with third parties in joint ventures.

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

At November 30, 2006, our reportable homebuilding segments and Homebuilding Other consisted of homebuilding divisions located in the following states: East: Florida, Maryland, New Jersey and Virginia. Central: Arizona, Colorado and Texas. West: California and Nevada. Other: Illinois, Minnesota, New York, North Carolina and South Carolina.

The following tables set forth selected financial and operational information related to our homebuilding operations for the years indicated:

Selected Financial and Operational Data

	Years Ended November 30,
	2006	2005	2004
	(In thousands)
Revenues:
East:
Sales of homes	$4,642,582	3,430,903	2,647,294
Sales of land	129,297	68,080	98,994

Total East	4,771,879	3,498,983	2,746,288

Central:
Sales of homes	3,545,174	3,186,870	2,594,321
Sales of land	104,047	188,023	113,632

Total Central	3,649,221	3,374,893	2,707,953

West:
Sales of homes	5,466,437	5,030,190	3,455,703
Sales of land	503,075	272,577	201,350

Total West	5,969,512	5,302,767	3,657,053

Other:
Sales of homes	1,200,681	1,063,826	862,529
Sales of land	31,747	64,130	26,809

Total Other	1,232,428	1,127,956	889,338

Total homebuilding revenues	$15,623,040	13,304,599	10,000,632

	Years Ended November 30,
	2006	2005	2004
	(In thousands)
Operating earnings (loss):
East:
Sales of homes	$305,397	602,000	365,795
Sales of land	(63,729)	24,112	43,712
Equity in earnings (loss) from unconsolidated entities	(14,947)	2,213	3,997
Management fees and other income, net	14,335	13,839	42,635
Minority interest expense, net	(4,402)	(900)	(1,399)

Total East	236,654	641,264	454,740

Central:
Sales of homes	191,692	287,113	169,261
Sales of land	5,111	45,623	38,569
Equity in earnings from unconsolidated entities	7,763	15,103	4,672
Management fees and other income, net	10,131	21,005	4,331
Minority interest income (expense), net	689	(368)	686

Total Central	215,386	368,476	217,519

West:
Sales of homes	532,456	956,470	592,961
Sales of land	84,749	132,713	74,677
Equity in earnings (loss) from unconsolidated entities	(6,449)	109,995	82,060
Management fees and other income, net	38,918	58,733	42,507
Minority interest expense, net	(9,757)	(43,762)	(10,083)

Total West	639,917	1,214,149	782,122

Other:
Sales of homes	(54,071)	42,946	83,472
Sales of land	(56,130)	(1,622)	2,418
Equity in earnings from unconsolidated entities	1,097	6,503	10
Management fees and other income, net	3,245	5,375	8,207
Minority interest income, net	55	—	—

Total Other	(105,804)	53,202	94,107

Total homebuilding operating earnings	$986,153	2,277,091	1,548,488

Summary of Homebuilding Data

	At or for the Years Ended November 30,
	2006	2005	2004
Deliveries
East	14,859	11,220	10,438
Central	17,069	15,448	13,126
West	13,333	11,731	9,079
Other	4,307	3,960	3,561

Total	49,568	42,359	36,204

Of the total home deliveries listed above, 2,536, 1,477 and 1,015, respectively, represent deliveries from unconsolidated entities for the years ended November 30, 2006, 2005 and 2004.

New Orders
East	11,290	11,096	11,550
Central	16,120	15,926	13,626
West	11,119	12,179	8,931
Other	3,683	4,204	3,560

Total	42,212	43,405	37,667

Of the new orders listed above, 1,921, 1,254 and 1,700, respectively, represent new orders from unconsolidated entities for the years ended November 30, 2006, 2005 and 2004.

Backlog—Homes
East	4,139	7,581	7,024
Central	3,598	4,547	3,750
West	2,991	4,883	3,472
Other	880	1,554	1,300

Total	11,608	18,565	15,546

Of the homes in backlog listed above, 1,089, 1,359 and 1,585, respectively, represent homes in backlog from unconsolidated entities at November 30, 2006, 2005 and 2004.

Backlog Dollar Value (In thousands)
East	$1,460,213	2,774,396	2,104,959
Central	850,472	1,210,257	911,303
West	1,328,617	2,374,646	1,597,185
Other	341,126	524,939	441,826

Total	$3,980,428	6,884,238	5,055,273

Of the dollar value of homes in backlog listed above, $478,707, $590,129 and $644,839, respectively, represent the backlog dollar value from unconsolidated entities at November 30, 2006, 2005 and 2004.

Backlog represents the number of homes under sales contracts. Homes are sold using sales contracts, which are generally accompanied by sales deposits. In some instances, purchasers are permitted to cancel sales if they fail to qualify for financing or under certain other circumstances. We experienced a cancellation rate of 29% in 2006, compared to 17% and 16% in 2005 and 2004, respectively. During the fourth quarter of 2006, our cancellation rate was 33%. Although we experienced a significant increase in our cancellation rate during 2006, we remain focused on reselling these homes, which, in many instances, would include the use of higher sales incentives (discussed below as a percentage of revenues from home sales) to avoid the build up of excess inventory. We do not recognize revenue on homes under sales contracts until the sales are closed and title passes to the new homeowners, except for our multi-level buildings under construction for which revenue is recognized under percentage-of-completion accounting.

2006 versus 2005

East: Homebuilding revenues increased in 2006, compared to 2005, primarily due to an increase in the number of home deliveries in Florida and an increase in the average sales price of homes delivered in Florida and New Jersey. Gross margins on home sales excluding inventory valuation adjustments were $1.0 billion, or 22.0%, in 2006, compared to $976.9 million or 28.5% in 2005. Gross margin percentage on home sales decreased compared to last year primarily due to higher sales incentives offered to homebuyers (11.4% in 2006, compared to 1.8% in 2005), particularly during the second half of the year. Gross margins on home sales including inventory valuation adjustments were $865.0 million, or 18.6%, in 2006 due to a total of $157.0 million of inventory valuation adjustments in all states.

Central: Homebuilding revenues increased in 2006, compared to 2005, primarily due to an increase in the number of home deliveries in Arizona and Texas, and an increase in the average sales price of homes delivered in Arizona and Colorado. Gross margins on home sales excluding inventory valuation adjustments were $631.5 million, or 17.8%, in 2006, compared to $657.7 million, or 20.6%, in 2005. Gross margin percentage on home sales decreased compared to last year primarily due to higher sales incentives offered to homebuyers (9.1% in 2006, compared to 5.3% in 2005), particularly during the second half of the year. Gross margins on home sales including inventory valuation adjustments were $604.4 million, or 17.1%, in 2006 due to $27.1 million of inventory valuation adjustments primarily in Arizona and Colorado.

West: Homebuilding revenues increased in 2006, compared to 2005, primarily due to an increase in the number of home deliveries in all of the states in this segment and an increase in the average sales price of homes delivered in Nevada, due to higher deliveries in Reno. Gross margins on home sales excluding inventory valuation adjustments were $1.2 billion, or 22.4%, in 2006, compared to $1.5 billion, or 29.3%, in 2005. Gross margin percentage on home sales decreased compared to last year primarily due to higher sales incentives offered to homebuyers (7.5% in 2006, compared to 1.5% in 2005), particularly during the second half of the year. Gross margins on home sales including inventory valuation adjustments were $1.1 billion, or 20.9%, in 2006 due to a total of $79.0 million of inventory valuation adjustments in all states.

Other: Homebuilding revenues increased in 2006, compared to 2005, primarily due to an increase in the number of home deliveries in the Carolinas, Minnesota and New York, and an increase in the average sales price of homes delivered in the Carolinas and New York. Gross margins from home sales excluding inventory valuation adjustments were $143.9 million, or 12.0%, in 2006, compared to $191.8 million, or 18.0%, in 2005. Gross margins on home sales decreased compared to last year primarily due to higher sales incentives offered to homebuyers (7.8% in 2006, compared to 4.7% in 2005), particularly during the second half of the year. Gross margins on home sales including inventory valuation adjustments were $126.5 million, or 10.5%, in 2006 due to $17.4 million of inventory valuation adjustments primarily in Illinois and Minnesota.

2005 versus 2004

East: Homebuilding revenues increased in 2005, compared to 2004, primarily due to an increase in the number of home deliveries and an increase in the average sales price of homes delivered in all of the states in this segment. Gross margins on home sales were $976.9 million, or 28.5%, in 2005, compared to $669.5 million, or 25.3%, in 2004. Gross margins on home sales increased in 2005 due primarily to higher margins in Florida.

Central: Homebuilding revenues increased in 2005, compared to 2004, primarily due to an increase in the number of home deliveries in all of the states in this segment and an increase in the average sales price of homes delivered in all of the states in this segment, except Texas. Gross margins on home sales were $657.7 million, or 20.6%, in 2005, compared to $488.9 million, or 18.8%, in 2004. Gross margins on home sales increased in 2005 due to higher margins in all of the states in this segment.

West: Homebuilding revenues increased in 2005, compared to 2004, primarily due to an increase in the number of home deliveries and an increase in the average sales price of homes delivered in all of the states in this segment. Gross margins on home sales were $1.5 billion, or 29.3%, in 2005, compared to $935.0 million, or 27.1%, in 2004. Gross margins on home sales increased in 2005 primarily due to higher margins in California.

Other: Homebuilding revenues increased in 2005, compared to 2004, primarily due to an increase in the number of home deliveries in all of the states in Homebuilding Other, except Illinois, and an increase in the average sales price of homes delivered in all of the states in Homebuilding Other, except Minnesota. Gross margins from home sales were $191.8 million, or 18.0%, in 2005, compared to $191.0 million, or 22.1%, in 2004. Gross margins on home sales decreased in 2005 due to lower margins in Minnesota and Illinois, partially offset by an increase in the Carolinas.

Financial Services Segment

We have one Financial Services reportable segment that provides mortgage financing, title insurance, closing services and other ancillary services (including personal lines insurance, high-speed Internet and cable television) for both buyers of our homes and others. The Financial Services segment sold substantially all of the loans it originated in the secondary mortgage market on a servicing released, non-recourse basis; however, we remain liable for certain limited representations and warranties related to loan sales. The following table sets forth selected financial and operational information relating to our Financial Services segment. The results of operations of companies we acquired during these years are included in the table since the respective dates of the acquisitions.

	Years Ended November 30,
	2006	2005	2004
	(Dollars in thousands)
Revenues	$643,622	562,372	500,336
Costs and expenses	493,819	457,604	389,605

Operating earnings from continuing operations	$149,803	104,768	110,731

Dollar value of mortgages originated	$10,480,000	9,509,000	7,517,000

Number of mortgages originated	41,800	42,300	37,900

Mortgage capture rate of Lennar homebuyers	66%	66%	71%

Number of title and closing service transactions	161,300	187,700	187,700

Number of title policies issued	195,700	193,900	185,100

Financial Condition and Capital Resources

At November 30, 2006, we had cash related to our homebuilding and financial services operations of $778.3 million, compared to $1.1 billion at November 30, 2005. The decrease in cash was primarily due to repayment of debt, a decrease in accounts payable and other liabilities, contributions to unconsolidated entities and repurchases of common stock, partially offset by our net earnings, distributions of capital from unconsolidated entities and proceeds from debt issuances.

We finance our land acquisition and development activities, construction activities, financial services activities and general operating needs primarily with cash generated from our operations and public debt issuances, as well as cash borrowed under our revolving credit facility, issuances of commercial paper and unsecured, fixed-rate notes and borrowings under our warehouse lines of credit.

Operating Cash Flow Activities

During 2006 and 2005, cash flows provided by operating activities amounted to $554.7 million and $323.0 million, respectively. During 2006, cash flows provided by operating activities consisted primarily of net earnings, distributions of earnings from unconsolidated entities and the change in inventories, including inventory write-offs and valuation adjustments, partially offset by the deferred income tax benefit and a decrease in accounts payable and other liabilities.

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

Investing Cash Flow Activities

Cash flows used in investing activities totaled $406.5 million during 2006, compared to $1.0 billion in 2005. In 2006, we used $33.2 million of cash for acquisitions and $729.3 million of cash was contributed to unconsolidated entities. This usage of cash was partially offset by $321.6 million of distributions of capital from unconsolidated entities. In 2005, we used $416.0 million of cash for acquisitions and $919.8 million of cash was contributed to unconsolidated entities. We also had an increase in financial services loans held-for-investment of $117.4 million. This usage of cash was partially offset by $466.8 million of distributions of capital from unconsolidated entities.

Financing Cash Flow Activities

Homebuilding debt to total capital is a financial measure commonly used in the homebuilding industry and is presented to assist in understanding the leverage of our homebuilding operations. By providing a measure of leverage of our homebuilding operations, management believes that this measure enables readers of our financial statements to better understand our financial position and performance. Homebuilding debt to total capital as of November 30, 2006 and 2005 is calculated as follows:

	2006	2005
	(Dollars in thousands)
Homebuilding debt	$2,613,503	2,592,772
Stockholders’ equity	5,701,372	5,251,411

Total capital	$8,314,875	7,844,183

Homebuilding debt to total capital	31.4%	33.1%

The leverage ratio at November 30, 2006 was lower than the leverage ratio in the prior year as we made greater use of sales incentives to generate sales in order to build-out our inventory, deliver our backlog and convert inventory into cash. This intensified focus on generating strong cash flow allowed us to strengthen our balance sheet and reduce the leverage of our homebuilding operations.

In addition to the use of capital in our homebuilding and financial services operations, we actively evaluate various other uses of capital, which fit into our homebuilding and financial services strategies and appear to meet our profitability and return on capital goals. This may include acquisitions of, or investments in, other entities, the payment of dividends or repurchases of our outstanding common stock or debt. These activities may be funded through any combination of our credit facilities, issuances of commercial paper and unsecured, fixed-rate notes, cash generated from operations, sales of assets or the issuance of public debt, common stock or preferred stock.

The following table summarizes our homebuilding senior notes and other debts payable:

	November 30,
	2006	2005
	(Dollars in thousands)
7 5/8% senior notes due 2009	$277,830	276,299
5.125% senior notes due 2010	299,766	299,715
5.95% senior notes due 2011	249,415	—
5.95% senior notes due 2013	345,719	345,203
5.50% senior notes due 2014	247,559	247,326
5.60% senior notes due 2015	501,957	502,127
6.50% senior notes due 2016	249,683	—
Senior floating-rate notes due 2007	—	200,000
Senior floating-rate notes due 2009	300,000	300,000
5.125% zero-coupon convertible senior subordinated notes due 2021	—	157,346
Mortgage notes on land and other debt	141,574	264,756

	$2,613,503	2,592,772

Our average debt outstanding was $4.0 billion in 2006, compared to $3.0 billion in 2005. The average rate for interest incurred was 5.7% in both 2006 and 2005. Interest incurred for the year ended November 30, 2006 was $247.5 million, compared to $172.9 million in 2005. The majority of our short-term financing needs, including financings for land acquisition and development activities and general operating needs, are met with cash generated from operations, funds available under our new senior unsecured revolving credit facility (the “New Facility”), which replaced our senior unsecured credit facility (the “Credit Facility”) in July 2006, and issuances of commercial paper and unsecured, fixed-rate notes.

The New Facility consists of a $2.7 billion revolving credit facility maturing in July 2011. The New Facility also includes access to an additional $0.5 billion of financing through an accordion feature, subject to additional commitments for a maximum aggregate commitment under the New Facility of $3.2 billion. The New Facility is guaranteed by substantially all of our subsidiaries other than finance company subsidiaries (which include mortgage and title insurance agency subsidiaries). Interest rates on outstanding borrowings are LIBOR-based, with margins determined based on changes in our credit ratings, or an alternate base rate, as described in the credit agreement. At November 30, 2006, we had no outstanding balance under the New Facility. During the year ended November 30, 2006, the average daily borrowings under the Credit Facility and the New Facility were $447.4 million.

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

At November 30, 2006, we had letters of credit outstanding in the amount of $1.4 billion, which includes $190.8 million outstanding under the LC Facility. The majority of these letters of credit are posted with regulatory bodies to guarantee our performance of certain development and construction activities or are posted in lieu of cash deposits on option contracts. Of our total letters of credit outstanding, $496.9 million were collateralized against certain borrowings available under the New Facility.

In November 2006, we called our $200 million senior floating-rate notes due 2007 (the “Floating-Rate Notes”). The redemption price was $200.0 million, or 100% of the principal amount of the Floating-Rate Notes outstanding, plus accrued and unpaid interest as of the redemption date.

In April 2006, substantially all of our outstanding 5.125% zero-coupon convertible senior subordinated notes due 2021, (the “Convertible Notes”) were converted by the noteholders into 4.9 million Class A common shares. The Convertible Notes were convertible at a rate of 14.2 shares of our Class A common stock per $1,000 principal amount at maturity. Convertible Notes not converted by the noteholders were not material and were redeemed by us on April 4, 2006. The redemption price was $468.10 per $1,000 principal amount at maturity, which represented the original issue price plus accrued original issue discount to the redemption date.

In April 2006, we issued $250 million of 5.95% senior notes due 2011 and $250 million of 6.50% senior notes due 2016 (collectively, the “New Senior Notes”) at a price of 99.766% and 99.873%, respectively, in a private placement. Proceeds from the offering of the New Senior Notes, after initial purchaser’s discount and expenses, were $248.7 million and $248.9 million, respectively. We added the proceeds to our working capital to be used for general corporate purposes. Interest on the New Senior Notes is due semi-annually. The New Senior Notes are unsecured and unsubordinated, and substantially all of our subsidiaries other than finance company subsidiaries guarantee the New Senior Notes. In October 2006, we completed an exchange offer of the New Senior Notes for substantially identical notes registered under the Securities Act of 1933 (the “Exchange Notes”), with substantially all of the New Senior Notes being exchanged for the Exchange Notes. At November 30, 2006, the carrying value of the Exchange Notes was $499.1 million.

In March 2006, we initiated a commercial paper program (the “Program”) under which we may, from time-to-time, issue short-term unsecured notes in an aggregate amount not to exceed $2.0 billion. This Program has allowed us to obtain more favorable short-term borrowing rates than we would obtain otherwise. The Program is exempt from the registration requirements of the Securities Act of 1933. Issuances under the Program are guaranteed by all of our wholly-owned subsidiaries that are also guarantors of our New Facility. The average daily borrowings under the Program from its inception through November 30, 2006 were $553.3 million.

We also have an arrangement with a financial institution whereby we can enter into short-term, unsecured, fixed-rate notes from time-to-time. During the year ended November 30, 2006, the average daily borrowings under these notes were $379.0 million.

In September 2005, we sold $300 million of 5.125% senior notes due 2010 (the “5.125% Senior Notes”) at a price of 99.905% in a private placement. Proceeds from the offering, after initial purchaser’s discount and expenses, were $298.2 million. We added the proceeds to our working capital to be used for general corporate purposes. Interest on the 5.125% Senior Notes is due semi-annually. The 5.125% Senior Notes are unsecured and unsubordinated. Substantially all of our subsidiaries other than finance company subsidiaries guaranteed the 5.125% Senior Notes. In 2006, we exchanged the 5.125% Senior Notes for registered notes. The registered notes have substantially identical terms as the 5.125% Senior Notes, except that the registered notes do not include transfer restrictions that are applicable to the 5.125% Senior Notes. At November 30, 2006, the carrying value of the 5.125% Senior Notes was $299.8 million.

In July 2005, we sold $200 million of 5.60% Senior Notes due 2015 (the “Senior Notes”) at a price of 101.407%. The Senior Notes were the same issue as the Senior Notes we sold in April 2005. Proceeds from the offering, after initial purchaser’s discount and expenses, were $203.9 million. We added the proceeds to our working capital to be used for general corporate purposes. Interest on the Senior Notes is due semi-annually. The Senior Notes are unsecured and unsubordinated. Substantially all of our subsidiaries other than finance company subsidiaries guaranteed the Senior Notes. At November 30, 2006, the carrying value of the Senior Notes sold in April and July 2005 was $502.0 million.

In May 2005, we redeemed all of our outstanding 9.95% senior notes due 2010 (the “Notes”). The redemption price was $337.7 million, or 104.975% of the principal amount of the Notes outstanding, plus accrued and unpaid interest as of the redemption date. The redemption of the Notes resulted in a $34.9 million pretax loss.

In April 2005, we sold $300 million of 5.60% Senior Notes due 2015 (the “Senior Notes”) at a price of 99.771%. Substitute registered notes were subsequently issued for the April and July 2005 Senior Notes. Proceeds from the offering, after initial purchaser’s discount and expenses, were $297.5 million. We added the proceeds to our working capital to be used for general corporate purposes. Interest on the Senior Notes is due semi-annually. The Senior Notes are unsecured and unsubordinated. Substantially all of our subsidiaries other than finance company subsidiaries guaranteed the Senior Notes.

Substantially all of our subsidiaries, other than finance company subsidiaries, have guaranteed all our Senior Notes and Floating Rate Notes (the “Guaranteed Notes”). The guarantees are full and unconditional and the guarantor subsidiaries are 100% directly and indirectly owned by Lennar Corporation. The principal reason our subsidiaries, other than finance company subsidiaries, guaranteed the Guaranteed Notes is so holders of the Guaranteed Notes will have rights at least as great with regard to our subsidiaries as any other holders of a material amount of our unsecured debt. Therefore, the guarantees of the Guaranteed Notes will remain in effect while the guarantor subsidiaries guarantee a material amount of the debt of Lennar Corporation, as a separate entity, to others. At any time, however, when a guarantor subsidiary is no longer guaranteeing at least $75 million of Lennar Corporation’s debt other than the Guaranteed Notes, either directly or by guaranteeing other subsidiaries’ obligations as guarantors of Lennar Corporation’s debt, the guarantor subsidiaries’ guarantee of the Guaranteed Notes will be suspended. Currently, the only debt the guarantor subsidiaries are guaranteeing other than the Guaranteed Notes is Lennar Corporation’s principal revolving bank credit line (currently the New Facility) and our Commercial Paper Program. Therefore, if, the guarantor subsidiaries cease guaranteeing Lennar Corporation’s obligations under the principal revolving bank credit line and are not guarantors of any new debt, the guarantor subsidiaries’ guarantees of the Guaranteed Notes will be suspended until such time, if any, as they again are guaranteeing at least $75 million of Lennar Corporation’s debt other than the Guaranteed Notes.

If the guarantor subsidiaries are guaranteeing the revolving credit line totaling at least $75 million, we will treat the guarantees of the Guaranteed Notes as remaining in effect even during periods when Lennar Corporation’s borrowings under the revolving credit line is less than $75 million. Because it is possible that our banks will permit some or all of the guarantor subsidiaries to stop guaranteeing our revolving credit line, it is possible that, at some time or times in the future, the Guaranteed Notes will no longer be guaranteed by the guarantor subsidiaries.

At November 30, 2006, our Financial Services segment had warehouse lines of credit totaling $1.4 billion to fund our mortgage loan activities. Borrowings under the lines of credit were $1.1 billion at November 30, 2006 and were collateralized by mortgage loans and receivables on loans sold but not yet funded by the investor with outstanding principal balances of $1.3 billion. There are several interest rate-pricing options, which fluctuate with market rates. The effective interest rate on the facilities at November 30, 2006 was 6.1%. The warehouse lines of credit mature in September 2007 ($700 million) and in April 2008 ($670 million), at which time we expect the facilities to be renewed. At November 30, 2006, we had advances under a conduit funding agreement amounting to $1.7 million, which had an effective interest rate of 6.2% at November 30, 2006. We also had a $25 million revolving line of credit that matures in May 2007, at which time we expect the line of credit to be renewed. The line of credit is collateralized by certain assets of the Financial Services segment and stock of certain title subsidiaries. Borrowings under the line of credit were $23.7 million at November 30, 2006 and had an effective interest rate of 6.3% at November 30, 2006.

We have various interest rate swap agreements, which effectively convert variable interest rates to fixed interest rates on $200 million of outstanding debt related to our homebuilding operations. The interest rate swaps mature at various dates through fiscal 2008 and fix the LIBOR index (to which certain of our debt interest rates are tied) at an average interest rate of 6.8% at November 30, 2006. The net effect on our operating results is that interest on the variable-rate debt being hedged is recorded based on fixed interest rates. Counterparties to these agreements are major financial institutions. At November 30, 2006, the fair value of the interest rate swaps was a $2.1 million liability. Our Financial Services segment, in the normal course of business, uses derivative financial instruments to reduce its exposure to fluctuations in interest rates. The Financial Services segment enters into forward commitments and, to a lesser extent, option contracts to protect the value of loans held-for-sale from increases in market interest rates. We do not anticipate that we will suffer credit losses from counterparty non-performance.

We have met all of our quantifiable debt covenants. There have been no significant changes in our liquidity from the balance sheet date to the date of issuance of this Annual Report on Form 10-K.

Changes in Capital Structure

In June 2001, our Board of Directors authorized a stock repurchase program to permit the purchase of up to 20 million shares of our outstanding common stock. During 2006, we repurchased a total of 6.2 million shares of our outstanding common stock under our stock repurchase program for an aggregate purchase price including commissions of $320.1 million, or $51.59 per share. During 2005, we repurchased a total of 5.1 million shares of our Class A common stock under the stock repurchase program for an aggregate purchase price including commissions of $274.9 million, or $53.38 per share. As of November 30, 2006, 6.2 million shares of common stock can be repurchased in the future under the program.

In addition to the common shares purchased under our stock repurchase program, we repurchased approximately 0.1 million and 0.2 million Class A common shares during the years ended November 30, 2006 and 2005, respectively, related to the vesting of restricted stock and distribution of common stock from our deferred compensation plan.

In 2006, our annual dividend rate with regard to our Class A and Class B common stock was $0.64 per share per year (payable quarterly). In September 2005, our Board of Directors voted to increase the annual dividend rate with regard to our Class A and Class B common stock to $0.64 per share per year (payable quarterly) from $0.55 per share per year (payable quarterly).

Based on our current financial condition and credit relationships, we believe that our operations and borrowing resources will provide for our current and long-term capital requirements at our anticipated levels of growth.

Off-Balance Sheet Arrangements

Investments in Unconsolidated Entities

We strategically invest in unconsolidated entities that acquire and develop land (1) for our homebuilding operations or for sale to third parties or (2) for the construction of homes for sale to third-party homebuyers. Through these entities, we primarily seek to reduce and share our risk by limiting the amount of our capital invested in land, while increasing access to potential future homesites and allowing us to participate in strategic ventures. The use of these entities also, in some instances, enables us to acquire land to which we could not otherwise obtain access, or could not obtain access on as favorable terms, without the participation of a strategic partner. Our partners in these joint ventures (“JVs”) are land owners/developers, other homebuilders and financial or strategic partners. JVs with land owners/developers give us access to homesites owned or controlled by our partner. JVs with other homebuilders provide us with the ability to bid jointly with our partner for large land parcels. JVs with financial partners allow us to combine our homebuilding expertise with access to our partners’ capital. JVs with strategic partners allow us to combine our homebuilding expertise with the specific expertise (e.g. commercial or infill experience) of our partner.

Although the strategic purposes of our JVs and the nature of our JV partners vary, the JVs are generally designed to acquire, develop and/or sell specific assets during a limited life-time. The JVs are typically structured through non-corporate entities in which control is shared with our venture partners. Each JV is unique in terms of its funding requirements and liquidity needs. We and the other JV participants typically make pro-rata cash contributions to the JV. In many cases, our risk is limited to our equity contribution and potential future capital contributions. The capital contributions usually coincide in time with the acquisition of properties by the JV. Additionally, most JVs obtain third-party debt to fund a portion of the acquisition, development and construction costs of their communities. The JV agreements usually permit, but do not require, the JVs to make additional capital calls in the future.

Our investment in unconsolidated entities has grown in recent years primarily due to (1) our participation in a larger number of ventures in order to increase the number of homesites controlled while minimizing capital requirements and mitigating market risk and (2) the increase in land prices in recent years. At November 30, 2006, we had equity investments in approximately 260 unconsolidated entities. Our investments in unconsolidated entities are generally land development ventures and homebuilding ventures, most of which are accounted for by the equity method of accounting.

Our investments in unconsolidated entities by type of venture were as follows:

	November 30,
	2006	2005
	(In thousands)
Land development	$1,163,671	1,082,101
Homebuilding	283,507	200,585

Total investment	$1,447,178	1,282,686

During 2006, we experienced a slowdown in demand for homes in many markets and we increased sales incentives to maintain sales volumes. Primarily as a result of these market conditions, we recorded $126.4 million of valuation adjustments to our investment in unconsolidated entities for the year ended November 30, 2006. After the valuation adjustments, as of November 30, 2006, we believe that our investment in JVs is fully recoverable and it is unlikely that we will be called to perform on any of our guarantees that would have a material impact on our consolidated financial statements. We will continue to monitor our investments and the recoverability of assets owned by the JVs.

Under the terms of our JV agreements, we generally have the right to share in earnings and distributions of the entities on a pro-rata basis based on our ownership percentage. Some JV agreements provide for a different allocation of profit and cash distributions if and when the cumulative results of the JV exceed specified targets (such as a specified internal rate of return). Our equity in earnings from unconsolidated entities excludes our pro-rata share of JVs’ earnings resulting from land sales to our homebuilding divisions. Instead, we account for those earnings as a reduction of our costs of purchasing the land from the JVs. This in effect defers recognition of our share of the JVs’ earnings related to these sales until we deliver a home and title passes to a third-party homebuyer.

In some instances, we are designated as the manager of the unconsolidated entity and receive fees for such services. In addition, we often enter into option contracts to acquire properties from our JVs generally for market prices at specified dates in the future. Option contracts generally require us to make deposits using cash or irrevocable letters of credit toward the exercise price. These option deposits generally approximate 10% of the exercise price.

We regularly monitor the results of our unconsolidated JVs and any trends that may affect their future liquidity or results of operations. JVs in which we have investments are subject to a variety of financial and non-financial debt covenants related primarily to equity maintenance, fair value of collateral and minimum homesite takedown or sale requirements. We monitor the performance of JVs in which we have investments on a regular basis to assess compliance with debt covenants. For those JVs not in compliance with the debt covenants, we evaluate and assess possible impairment of our investment. As of November 30, 2006, substantially all of our unconsolidated JVs were in compliance with their debt covenants in all material respects.

Our arrangements with JVs generally do not restrict our activities or those of the other participants. However, in certain instances, we agree not to engage in some types of activities that may be viewed as competitive with the activities of these ventures in the localities where the JVs do business.

As discussed above, the JVs in which we invest generally supplement equity contributions with third-party debt to finance their activities. In many instances, the debt financing is non-recourse, thus neither we nor the other equity partners are a party to the debt instruments. In other cases, we and the other partners agree to provide credit support in the form of repayment or maintenance guarantees.

Material contractual obligations of our unconsolidated JVs primarily relate to the debt obligations described above. The JVs generally do not enter into lease commitments because the entities are managed either by us, or another of the JV participants, who supply the necessary facilities and employee services in exchange for market-based management fees. However, they do enter into management contracts with the participants who manage them. Some JVs also enter into agreements with developers, which may be us or other JV participants, to develop raw land into finished homesites or to build homes.

The JVs often enter into option agreements with buyers, which may include us or other JV participants, to deliver homesites or parcels in the future at market prices. Option deposits are recorded by the JVs as liabilities until the exercise dates at which time the deposit and remaining exercise proceeds are recorded as revenue. Any forfeited deposit is recognized as revenue at the time of forfeiture. Our unconsolidated JVs generally do not enter into off-balance sheet arrangements.

As described above, the liquidity needs of JVs in which we have investments vary on an entity-by-entity basis depending on each entity’s purpose and the stage in its life cycle. During formation and development activities, the entities generally require cash, which is provided through a combination of equity contributions and debt financing, to fund acquisition and development of properties. As the properties are completed and sold, cash generated is available to repay debt and for distribution to the JV’s members. Thus, the amount of cash available for a JV to distribute at any given time is a function of the scope of the JV’s activities and the stage in the JV’s life cycle.

We track our share of cumulative earnings and cumulative distributions of our JVs. For purposes of classifying distributions received from JVs in our statements of cash flows, cumulative distributions are treated as returns on capital to the extent of accumulated earnings. Cumulative distributions in excess of our share of cumulative earnings are treated as returns of capital. Returns of capital and returns on capital are separately identified and reported in our consolidated statements of cash flows as investing activities and operating activities, respectively.

At November 30, 2006, the JVs in which we had investments had total assets of $10.1 billion and total liabilities of $6.4 billion, which included $5.0 billion of notes and mortgages payable. These JVs usually finance their activities with a combination of partner equity and debt financing. As of November 30, 2006, our equity in these JVs represented 39% of the entities’ total equity. In some instances, we and our partners have guaranteed debt of certain JVs. Our summary of guarantees related to our unconsolidated entities was as follows:

November 30, 2006
(In thousands)
Sole recourse debt	$18,920
Several recourse debt—repayment	163,508
Several recourse debt—maintenance	560,823
Joint and several recourse debt—repayment	64,473
Joint and several recourse debt—maintenance	956,682

Lennar’s maximum recourse exposure	1,764,406
Less joint and several reimbursement agreements with our partners	(661,486)

Lennar’s net recourse exposure	$1,102,920

The maintenance amounts above are our maximum exposure of loss, which assumes that the fair value of the underlying collateral is zero. As of November 30, 2006, the fair values of the maintenance guarantees and repayment guarantees were not material.

In addition, we and/or our partners occasionally grant liens on our respective interests in a JV in order to help secure a loan to that JV. When we and/or our partners provide guarantees, the JV generally receives more favorable terms from its lenders than would otherwise be available to it. In a repayment guarantee, we and our JV partners guarantee repayment of a portion or all of the debt in the event of a default before the lender would have to exercise its rights against the collateral. The maintenance guarantees only apply if the value or the collateral (generally land and improvements) is less than a specified percentage of the loan balance. If we are required to make a payment under a maintenance guarantee to bring the value of the collateral above the specified percentage of the loan balance, the payment would constitute a capital contribution or loan to the unconsolidated entity and increase our share of any funds the JV distributes. During 2006, amounts paid under our maintenance guarantees were not material. As of November 30, 2006, if there was an occurrence of a triggering event or condition under a guarantee, the collateral would be sufficient to repay the obligation.

Summarized financial results for unconsolidated entities in which we had investments were as follows:

	November 30,
Balance Sheet	2006	2005
	(In thousands)
Assets:
Cash	$276,501	334,530
Inventories	8,955,567	7,615,489
Other assets	868,073	875,741

	$10,100,141	8,825,760

Liabilities and equity:
Accounts payable and other liabilities	$1,387,745	1,004,940
Notes and mortgages payable	5,001,625	4,486,271
Equity of:
Lennar	1,447,178	1,282,686
Others	2,263,593	2,051,863

	$10,100,141	8,825,760

Debt to total capital of our JVs is calculated as follows:

	November 30,
	2006	2005
	(Dollars in thousands)
Debt	$5,001,625	4,486,271
Equity	3,710,771	3,334,549

Total capital	$8,712,396	7,820,820

Debt to total capital of our JVs	57.4%	57.4%

	Years Ended November 30,
Statements of Earnings	2006	2005	2004
	(Dollars in thousands)
Revenues	$2,651,932	2,676,628	1,641,018
Costs and expenses:	2,588,196	2,020,470	1,199,243

Net earnings of unconsolidated entities	$63,736	656,158	441,775

Our share of net earnings	$24,918	241,631	148,868
Our share of net earnings (loss)—recognized (1)	$(12,536)	133,814	90,739
Our cumulative share of net earnings—deferred at November 30	$99,360	151,182	120,817

Our investment in unconsolidated entities	$1,447,178	1,282,686	856,422
Equity of the unconsolidated entities	$3,710,771	3,334,549	1,795,010

Our investment % in the unconsolidated entities	39.0%	38.5%	47.7%

(1)	For the year ended November 30, 2006, our share of net loss recognized from unconsolidated entities includes $126.4 million of valuation adjustments to our investments in unconsolidated entities.

        On December 29, 2006, we and LNR reached a definitive agreement to admit a new strategic partner into our LandSource joint venture. The transaction will result in a cash distribution to us and our current partner, LNR, of approximately $660 million each. For financial statement purposes, the transaction is expected to generate earnings of approximately $500 million for us, of which approximately $125 million will be recognized at closing and a potential of approximately $375 million could be realized over future years. The new partner will contribute cash and property with a combined value of approximately $900 million. Subsequent to the transaction, in addition to options we will have on certain LandSource assets, we will also have $153 million of specific performance options on other LandSource assets. Following the contribution and refinancing, our and LNR’s interest in LandSource will be diluted to 19% each, and the new partner will be issued a 62% interest in LandSource. The transaction is expected to close during our first quarter of 2007.

Option Contracts

In our homebuilding operations, we have access to land through option contracts, which generally enables us to defer acquiring portions of properties owned by third parties (including land funds) and unconsolidated entities until we are ready to build homes on them.

A majority of our option contracts require a non-refundable cash deposit or irrevocable letter of credit based on a percentage of the purchase price of the land. These option deposits generally approximate 10% of the exercise price. These options are generally rolling options, in which we acquire homesites based on pre-determined take-down schedules. Our option contracts often include price escalators, which adjust the purchase price of the land to its approximate fair value at time of the acquisition. The exercise periods of our option contracts vary on a case-by-case basis, but generally range from one-to-ten years.

Our investments in option contracts are recorded at cost unless those investments are determined to be impaired, in which case our investments are written down to fair value. We review option contracts for impairment during each reporting period in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, (“SFAS 144”). The most significant indicator of impairment is a decline in the fair value of the optioned property such that the purchase and development of the optioned property would no longer meet our targeted return on investment. Such declines could be caused by a variety of factors including increased competition, decreases in demand or changes in local regulations that adversely impact the cost of development. Changes in any of these factors would cause us to re-evaluate the likelihood of exercising our land options.

Each option contract contains a predetermined take-down schedule for the optioned land parcels. However, in almost all instances, we are not required to purchase land in accordance with those take-down schedules. In substantially all instances, we have the right and ability to not exercise our option and forfeit our deposit without further penalty, other than termination of the option and loss of any unapplied portion of our deposit and pre-acquisition costs. Therefore, in substantially all instances, we do not consider the take-down price to be a firm contractual obligation. When we permit an option to terminate or walk away from an option, we write-off any unapplied deposit and pre-acquisition costs. For the year ended November 30, 2006, we wrote-off $152.2 million of option deposits and pre-acquisition costs related to 24,235 homesites under option that we do not intend to purchase, compared to $15.1 million in 2005.

In very limited cases, the land seller can enforce the take-down schedule by requiring us to exercise our option. We record the option contract as a financing arrangement when required in accordance with SFAS No. 49, Accounting for Product Financing Arrangements, and record the optioned property and related take-down liability in our consolidated financial statements.

We evaluated all option contracts for land when entered into or upon a reconsideration event and determined we were the primary beneficiary of certain of these option contracts. Although we do not have legal title to the optioned land, under FIN 46(R), we, if we are deemed to be the primary beneficiary, are required to consolidate the land under option at the purchase price of the optioned land. During 2006 and 2005, the effect of the consolidation of these option contracts was an increase of $548.7 million and $516.3 million, respectively, to consolidated inventory not owned with a corresponding increase to liabilities related to consolidated inventory not owned in our consolidated balance sheets as of November 30, 2006 and 2005. This increase was offset primarily by the exercising of our options to acquire land under certain contracts previously consolidated under FIN 46(R), resulting in a net increase in consolidated inventory not owned of $1.8 million. To reflect the purchase price of the inventory consolidated under FIN 46(R), we reclassified $80.7 million of related option deposits from land under development to consolidated inventory not owned in the accompanying consolidated balance sheet as of November 30, 2006. The liabilities related to consolidated inventory not owned represent the difference between the purchase price of the optioned land and our cash deposits.

At November 30, 2006 and 2005, our exposure to loss related to our option contracts with third parties and unconsolidated entities consisted of our non-refundable option deposits and advanced costs totaling $785.9 million and $741.6 million, respectively. Additionally, we posted $553.4 million of letters of credit in lieu of cash deposits under certain option contracts as of November 30, 2006.

The table below indicates the number of homesites owned and homesites to which we had access through option contracts with third parties (“optioned”) or unconsolidated joint ventures in which we have investments (“JVs”) (i.e., controlled homesites) for each of our homebuilding segments and Homebuilding Other at November 30, 2006 and 2005:

	Controlled
November 30, 2006	Optioned	JVs	Total	Owned	Total
East	42,733	17,898	60,631	36,169	96,800
Central	27,435	30,815	58,250	21,887	80,137
West	17,959	43,789	61,748	22,390	84,138
Other	6,631	2,019	8,650	11,879	20,529

Total	94,758	94,521	189,279	92,325	281,604

Percentage	34%	33%	67%	33%	100%

	Controlled
November 30, 2005	Optioned	JVs	Total	Owned	Total
East	60,954	15,930	76,884	39,259	116,143
Central	29,794	31,284	61,078	27,704	88,782
West	26,345	45,609	71,954	24,477	96,431
Other	9,920	2,283	12,203	11,247	23,450

Total	127,013	95,106	222,119	102,687	324,806

Percentage	39%	29%	68%	32%	100%

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual debt obligations at November 30, 2006:

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(In thousands)
Homebuilding—Senior notes and other debts payable	$2,613,503	87,298	613,940	567,347	1,344,918
Financial services—Notes and other debts payable	1,149,231	1,149,005	171	31	24
Interest commitments under interest bearing debt*	866,827	162,778	273,463	198,041	232,545
Operating leases	284,446	92,481	107,213	57,478	27,274

Total contractual cash obligations	$4,914,007	1,491,562	994,787	822,897	1,604,761

*	Interest commitments on variable interest-bearing debt are determined based on the interest rate as of November 30, 2006.

We are subject to the usual obligations associated with entering into contracts (including option contracts) for the purchase, development and sale of real estate in the routine conduct of our business. Option contracts for the purchase of land generally enable us to defer acquiring portions of properties owned by third parties and unconsolidated entities until we are ready to build homes on them. This reduces our financial risk associated with land holdings. At November 30, 2006, we had access to 189,279 homesites through option contracts with third parties and unconsolidated entities in which we have investments. At November 30, 2006, we had $785.9 million of non-refundable option deposits and advanced costs related to certain of these homesites. Additionally, we posted $553.4 million of letters of credit in lieu of cash deposits under certain option contracts as of November 30, 2006.

We are committed, under various letters of credit, to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit under these arrangements totaled $1.4 billion (which included the $553.4 million of letters of credit noted above) at November 30, 2006. Additionally, we had outstanding performance and surety bonds related to site improvements at various projects with estimated costs to complete of $1.8 billion. We do not believe there will be any draws upon these letters of credit or bonds, but if there were any, we do not believe these draws would have a material effect on our financial position, results of operations or cash flows.

Our Financial Services segment had a pipeline of loan applications in process of $2.9 billion at November 30, 2006. Loans in process for which interest rates were committed to the borrowers totaled approximately $323.9 million as of November 30, 2006. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers, the total commitments do not necessarily represent future cash requirements.

Our Financial Services segment uses mandatory mortgage-backed securities (“MBS”) forward commitments and MBS option contracts to hedge its interest rate exposure during the period from when it extends an interest rate lock to a loan applicant until the time at which the loan is sold to an investor. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk is managed by entering into MBS forward commitments and MBS option contracts only with investment banks with primary dealer status and loan sales transactions with permanent investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value. At November 30, 2006, we had open commitments amounting to $335.0 million to sell MBS with varying settlement dates through January 2007.

The following sections discuss economic conditions, market and financing risk, seasonality, and interest rates and changing prices that may have an impact on our business:

Economic Conditions

During 2006, conditions in the homebuilding industry weakened and we have not yet seen a recovery as we entered the first quarter of 2007. This market deterioration has been driven primarily by excess supply as speculators reduced purchases and returned homes to the market as well as negative customer sentiment surrounding the general homebuilding market. We experienced slower sales (down 3% in 2006) and higher cancellations (29% in 2006) which have impacted most of our markets and therefore, we made greater use of sales incentives ($32,000 per home delivered in 2006, compared to $9,000 per home delivered in 2005) to generate sales in order to achieve our delivery goals which resulted in lower inventory levels. A continued decline in the prices for new homes could adversely affect both our revenues and margins, as well as the carrying value of our inventory and other investments.

Market and Financing Risk

We finance our contributions to JVs, land acquisition and development activities, construction activities, financial services activities and general operating needs primarily with cash generated from operations and public debt issuances, as well as cash borrowed under our revolving credit facility, issuance of commercial paper and unsecured, fixed-rate notes and borrowings under our warehouse lines of credit. We also purchase land under option agreements, which enables us to acquire homesites when we are ready to build homes on them. The financial risks of adverse market conditions associated with land holdings are managed by prudent underwriting of land purchases in areas we view as desirable growth markets, careful management of the land development process and limitation of risks by using partners to share the costs of purchasing and developing land, as well as obtaining access to land through option contracts.

Seasonality

We have historically experienced variability in our results of operations from quarter-to-quarter due to the seasonal nature of the homebuilding business. Currently, we are focusing our efforts on asset management and our homebuilding manufacturing process, in order to achieve a more evenflow production of home deliveries throughout the year. Evenflow production involves determining the appropriate production levels based on demand in the market, and is driven by a defined production schedule designed to produce a consistent level of starts and deliveries throughout the year in order to gain production efficiencies. If our efforts at evenflow production are successful, the result should be a reduction in inventory cycle time and more accurate start, completion and delivery dates.

Interest Rates and Changing Prices

Inflation can have a long-term impact on us because increasing costs of land, materials and labor result in a need to increase the sales prices of homes. In addition, inflation is often accompanied by higher interest rates, which can have a negative impact on housing demand and the costs of financing land development activities and housing construction. Rising interest rates, as well as increased materials and labor costs, may reduce gross margins. An increase in material and labor costs, along with a more normalized home sales price appreciation in

2006 compared to previous years, have contributed to lower gross margins and in certain instances to inventory valuation adjustments. In recent years, the increases in these costs have followed the general rate of inflation and hence have not had a significant adverse impact on us. In addition, deflation can impact the value of real estate and make it difficult for us to recover our land costs. Therefore, either inflation or deflation could adversely impact our future results of operations.

New Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of SFAS 109, (“FIN 48”). FIN 48 provides interpretive guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006 (our fiscal year beginning December 1, 2007). We are currently reviewing the effect of this Interpretation on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (our fiscal year beginning December 1, 2007), and interim periods within those fiscal years. SFAS 157 is not expected to materially affect how we determine fair value.

In September 2006, the Securities and Exchange Commission Staff issued Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, (“SAB 108”). SAB 108 addresses how the effects of prior year uncorrected financial statement misstatements should be considered in current year financial statements. SAB 108 requires registrants to quantify misstatements using both balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relative quantitative and qualitative factors. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006 (our fiscal year ended November 30, 2006). SAB 108 did not have an effect on our consolidated financial statements.

In November 2006, the FASB issued Emerging Issues Task Force Issue No. 06-8, Applicability of the Assessment of a Buyers Continuing Investment under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums, (“EITF 06-8”). EITF 06-8 establishes that a company should evaluate the adequacy of the buyer’s continuing investment in determining whether to recognize profit under the percentage-of-completion method. EITF 06-8 is effective for the first annual reporting period beginning after March 15, 2007 (our fiscal year beginning December 1, 2007). The effect of this EITF is not expected to be material to our consolidated financial statements.

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

Homebuilding Operations

Revenue Recognition

Revenues from sales of homes are recognized when sales are closed and title passes to the new homeowner, the new homeowner’s initial and continuing investment is adequate to demonstrate a commitment to pay for the home, the new homeowner’s receivable is not subject to future subordination and we do not have a substantial continuing involvement with the new home in accordance with SFAS No. 66, Accounting for Sales of Real Estate, (“SFAS 66”). Revenues from sales of land are recognized when a significant down payment is received, the earnings process is complete, title passes and collectibility of the receivable is reasonably assured. We believe that the accounting policy related to revenue recognition is a critical accounting policy because of the significance of revenue recognition.

Inventories

Inventories are stated at cost, unless the inventory within a community is determined to be impaired, in which case the impaired inventory would be written down to fair value. Inventory costs include land, land development and home construction costs, real estate taxes, deposits on land purchase contracts and interest related to development and construction. Land, land development, amenities and other costs are accumulated by specific area and allocated to homes within the respective areas.

We evaluate our inventory for impairment during each reporting period in accordance with SFAS 144. Accounting standards require that if the sum of the undiscounted future cash flows expected to result from an asset is less than the carrying value of the asset, an asset impairment must be recognized in the consolidated financial statements. The amount of impairment is calculated by subtracting the fair value of the asset from the carrying value of the asset.

We believe that the accounting related to inventory valuation and impairment is a critical accounting estimate because: (1) assumptions inherent in the valuation of our inventory are highly subjective and susceptible to change and (2) the impact of recognizing impairments on our inventory could be material to our consolidated balance sheets and statements of earnings. We evaluate our inventory for impairment periodically on an asset-by-asset basis. This evaluation includes two critical assumptions with regard to future homesite sales prices, cost of sales and absorption. The two critical assumptions include the timing of the homesite sales and the discount rate applied to determine the fair value of the homesites on the balance sheet date. Our assumptions on the timing of homesite sales are critical because the homebuilding industry has historically been cyclical and sensitive to changes in economic conditions such as interest rates and unemployment levels. Changes in these economic conditions could materially affect the projected sales price, costs to develop our homesites and/or absorption. Our assumption on discount rates is critical because the selection of a discount rate affects the estimated fair value of the homesites. A higher discount rate reduces the estimated fair value of the homesites, while a lower discount rate increases the estimated fair value of the homesites. Because of changes in economic and market conditions and assumptions and estimates required of management in valuing inventory during these changing market conditions, actual results could differ materially from management’s assumptions and may require material inventory impairment charges to be recorded in the future.

During the years ended November 30, 2006 and 2005, we recorded $501.8 million and $20.5 million, respectively, of inventory adjustments, which included $280.5 million of homebuilding inventory valuation adjustments in 2006, $152.2 million and $15.1 million, respectively, in 2006 and 2005 of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $69.1 million and $5.4 million, respectively, in 2006 and 2005 of land inventory valuation adjustments. During the year ended November 30, 2004, we recorded $16.8 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase. These valuation adjustments were calculated based on current market conditions and assumptions made by our management, which may differ materially from actual results if market conditions change.

Warranty Costs

Although we subcontract virtually all aspects of construction to others and our contracts call for the subcontractors to repair or replace any deficient items related to their trade, we are primarily responsible to correct any deficiencies. Additionally, in some instances, we may be held responsible for the actions of or losses incurred by subcontractors. Warranty reserves are established at an amount estimated to be adequate to cover potential costs for materials and labor with regard to warranty-type claims expected to be incurred subsequent to the delivery of a home. Reserves are determined based upon historical data and trends with respect to similar product types and geographical areas. We believe the accounting estimate related to the reserve for warranty costs is a critical accounting estimate because the estimate requires a large degree of judgment.

At November 30, 2006, the reserve for warranty costs was $172.6 million. While we believe that the reserve for warranty costs is adequate, there can be no assurances that historical data and trends will accurately predict our actual warranty costs. Additionally, there can be no assurances that future economic or financial developments might not lead to a significant change in the reserve.

Investments in Unconsolidated Entities

We frequently invest in entities that acquire and develop land for sale to us in connection with our homebuilding operations or for sale to third parties. Our partners generally are unrelated homebuilders, land owners/developers and financial or other strategic partners.

Most of the unconsolidated entities through which we acquire and develop land are accounted for by the equity method of accounting because we are not the primary beneficiary, as defined under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and we have a significant, but less than controlling, interest in the entities. We record our investments in these entities in our consolidated balance sheets as “Investments in Unconsolidated Entities” and our pro-rata share of the entities’ earnings or losses in our consolidated statements of earnings as “Equity in Earnings (Loss) from Unconsolidated Entities,” as described in Note 6 of the notes to our consolidated financial statements. Advances to these entities are included in the investment balance.

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

As of November 30, 2006, we believe that the equity method of accounting is appropriate for our investments in unconsolidated entities where we are not the primary beneficiary and we do not have a controlling interest, but rather share control with our partners. At November 30, 2006, the unconsolidated entities in which we had investments had total assets of $10.1 billion and total liabilities of $6.4 billion.

We evaluate our investments in unconsolidated entities for impairment during each reporting period in accordance with Accounting Principles Board (“APB”) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. A series of operating losses of an investee or other factors may indicate that a decrease in value of our investment in the unconsolidated entity has occurred which is other-than-temporary. The amount of impairment to recognize is calculated by subtracting the fair value of the asset from the carrying value of the asset. Our evaluation includes two critical assumptions: projected future distributions from the unconsolidated entities and discount rates applied to the future distributions. Our assumptions on the projected future distributions from the unconsolidated entities are critical because the operating results of the unconsolidated entities from which the projected distributions are derived are dependent on the status of the homebuilding industry, which has historically been cyclical and sensitive to changes in economic conditions such as interest rates and unemployment levels. Changes in these economic conditions could materially affect the projected operational results of the unconsolidated entities from which the distributions are derived. Our assumption on discount rates is critical because the selection of a discount rate affects the estimated fair value of our investment in the unconsolidated entities. A higher discount rate reduces the estimated fair value of our investment in the unconsolidated entities, while a lower discount rate increases the estimated fair value of our investment in the unconsolidated entities. During the years ended November 30, 2005 and 2004, we did not record any material valuation adjustments to our investment in unconsolidated entities; however, during the year ended November 30, 2006, we recorded $126.4 million of valuation adjustments. Because of changes in economic conditions, actual results could differ materially from management’s assumptions and may require material valuation adjustments to our investments in unconsolidated entities to be recorded in the future.

Financial Services Operations

Revenue Recognition

Loan origination revenues, net of direct origination costs, and gains and losses from the sale of loans and loan servicing rights are recognized when the loans are sold and shipped to an investor. Premiums from title insurance policies are recognized as revenue on the effective dates of the policies. Escrow fees are recognized at the time the related real estate transactions are completed, usually upon the close of escrow. Interest income on loans held-for-sale is recognized as earned over the terms of the mortgage loans based on the contractual interest rates. In all circumstances, we do not recognize revenue until the earnings process is complete and collectibility of the receivable is reasonably assured. We believe that the accounting policy related to revenue recognition is a critical accounting policy because of the significance of revenue recognition.

Allowance for Loan and Other Losses

We provide an allowance for loan losses by taking into consideration various factors such as past loan loss experience, present economic conditions and other factors considered relevant by management. Anticipated changes in economic conditions, which may influence the level of the allowance, are considered in the evaluation by management when the likelihood of the changes can be reasonably determined. This analysis is based on judgments and estimates and may change in response to economic developments or other conditions that may influence borrowers’ financial conditions or prospects. At November 30, 2006, the allowance for loan losses was $1.8 million. While we believe that the 2006 year-end allowance is adequate, particularly in view of the fact that we usually sell the loans in the secondary mortgage market on a non-recourse basis within 60 days after we originate them, remaining liable for certain representations and warranties, there can be no assurances that future economic or financial developments, including general interest rate increases or a slowdown in the economy, might not lead to increased provisions to the allowance or a higher occurrence of loan charge-offs. This allowance requires management’s judgment and estimate. For these reasons, we believe that the accounting estimate related to the allowance for loan losses is a critical accounting estimate.

We provide an allowance for estimated title and escrow losses based upon management’s evaluation of claims presented and estimates for any incurred but not reported claims. The allowance is established at a level that management estimates to be sufficient to satisfy those claims where a loss is determined to be probable and the amount of such loss can be reasonably estimated. The allowance for title and escrow losses for both known and incurred but not reported claims is considered by management to be adequate for such purposes.

Homebuilding and Financial Services Operations

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations. The process of determining goodwill requires judgment. Evaluating goodwill for impairment involves the determination of the fair value of our reporting units. Inherent in such fair value determinations are certain judgments and estimates, including the interpretation of current economic indicators and market valuations, and our strategic plans with regard to our operations. To the extent additional information arises or our strategies change, it is possible that our conclusion regarding goodwill impairment could change, which could have a material effect on our financial position and results of operations. For these reasons, we believe that the accounting estimate related to goodwill impairment is a critical accounting estimate.

We review goodwill annually (or whenever indicators of impairment exist) for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. We performed our annual impairment test of goodwill as of September 30, 2006 and determined that goodwill was not impaired.

At November 30, 2006, goodwill was $257.8 million. While we believe that no impairment existed as of November 30, 2006, there can be no assurances that future economic or financial developments, including general interest rate increases or a slowdown in the economy, might not lead to an impairment of goodwill.

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

At November 30, 2006, our net deferred tax asset was $307.2 million. Based on our assessment, it appears more likely than not that the net deferred tax asset will be realized through future taxable earnings.

Share-Based Payments

We have share-based awards outstanding under four different plans which provide for the granting of stock options and stock appreciation rights and awards of restricted common stock (“nonvested shares”) to key officers, employees and directors. The exercise prices of stock options and stock appreciation rights may not be less than the market value of the common stock on the date of the grant. No options granted under the plans may be exercisable until at least six months after the date of the grant. Thereafter, exercises are permitted in installments determined when options are granted. Each stock option and stock appreciation right will expire on a date determined at the time of the grant, but not more than ten years after the date of the grant.

Prior to December 1, 2005, we accounted for stock option awards granted under our share-based payment plans in accordance with the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related Interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”). Share-based employee compensation expense was not recognized in our consolidated statements of earnings prior to December 1, 2005, as all stock option awards granted under the plans had an exercise price equal to or greater than the market value of the common stock on the date of the grant. Effective December 1, 2005, we adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”) using the modified-prospective-transition method. Under this transition method, compensation expense recognized during 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of, December 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to December 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified-prospective-transition method, results for prior periods have not been restated. The adoption of SFAS 123R resulted in a charge to net earnings of $0.11 per diluted share during 2006.

We believe that the accounting estimate for share based payments is a critical accounting estimate because the calculation of share-based employee compensation expense involves estimates that require management’s judgments. These estimates include the fair value of each of our stock option awards, which are estimated on the date of grant using a Black-Scholes option-pricing model as discussed in Note 15 of our consolidated financial statements included under Item 8 of this document. The fair value of our stock option awards, which are subject to graded vesting, is expensed on a straight-line basis over the vesting life of the options. Expected volatility is based on an average of (1) historical volatility of our stock and (2) implied volatility from traded options on our stock. The risk-free rate for periods within the contractual life of the stock option award is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the stock option award is granted with a maturity equal to the expected term of the stock option award granted. We use historical data to estimate stock option exercises and forfeitures within our valuation model. The expected life of stock option awards granted is derived from historical exercise experience under our share-based payment plans and represents the period of time that stock option awards granted are expected to be outstanding.

Prior to the adoption of SFAS 123R, we presented all tax benefits related to deductions resulting from the exercise of stock options as cash flows from operating activities in the consolidated statements of cash flows. SFAS 123R requires that cash flows resulting from tax benefits related to tax deductions in excess of the compensation expense recognized for those options (excess tax benefits) be classified as financing cash flows.

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

The table on the following page provides information at November 30, 2006 about our significant derivative financial instruments and other financial instruments that are sensitive to changes in interest rates. For investments available-for-sale, loans held-for-sale, loans held-for-investment and investments held-to-maturity, senior notes and other debts payable and notes and other debts payable, the table presents principal cash flows and related weighted average effective interest rates by expected maturity dates and estimated fair values at November 30, 2006. Weighted average variable interest rates are based on the variable interest rates at November 30, 2006. For interest rate swaps, the table presents notional amounts and weighted average interest rates by contractual maturity dates and estimated fair values at November 30, 2006. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contracts. Our trading investments do not have interest rate sensitivity, and therefore, are also excluded from the following table.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and Notes 1 and 17 of the notes to consolidated financial statements in Item 8 for a further discussion of these items and our strategy of mitigating our interest rate risk.

Information Regarding Interest Rate Sensitivity

Principal (Notional) Amount by

Expected Maturity and Average Interest Rate

November 30, 2006

	Years Ending November 30,							Fair Value at November 30, 2006
	2007	2008	2009	2010	2011	Thereafter	Total
	(Dollars in millions)
ASSETS
Financial services:
Loans held-for-sale, net:
Fixed rate	$—	—	—	—	—	331.4	331.4	331.4
Average interest rate	—	—	—	—	—	7.0%	7.0%	—
Variable rate	$—	—	—	—	—	152.3	152.3	152.3
Average interest rate	—	—	—	—	—	6.8%	6.8%	—
Loans held-for-investment and investments held-to-maturity:
Fixed rate	$218.7	3.6	5.7	4.3	0.3	14.8	247.4	245.4
Average interest rate	5.8%	7.4%	9.5%	6.8%	9.2%	8.5%	6.1%	—
Variable rate	$—	—	—	—	0.1	1.7	1.8	1.8
Average interest rate	—	—	—	—	6.1%	6.1%	6.1%	—
LIABILITIES
Homebuilding:
Senior notes and other debts payable:
Fixed rate	$62.0	6.0	278.0	317.9	249.4	1,344.9	2,258.2	2,270.9
Average interest rate	2.6%	7.9%	7.6%	5.3%	6.0%	5.8%	5.9%	—
Variable rate	$25.3	30.0	300.0	—	—	—	355.3	355.3
Average interest rate	9.6%	9.3%	6.1%	—	—	—	6.7%	—
Financial services:
Notes and other debts payable:
Variable rate	$1,149.0	0.1	0.1	—	—	—	1,149.2	1,149.2
Average interest rate	6.1%	7.1%	7.2%	—	—	—	6.1%	—
OTHER FINANCIAL INSTRUMENTS
Homebuilding liabilities:
Interest rate swaps:
Variable to fixed—notional amount	$130.3	69.7	—	—	—	—	200.0	2.1
Average pay rate	6.8%	6.8%	—	—	—	—	6.8%	—
Average receive rate	LIBOR	LIBOR	—	—	—	—	—

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of November 30, 2006. Our management’s assessment of the effectiveness of our internal control over financial reporting as of November 30, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Lennar Corporation

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Lennar Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of November 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of November 30, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended November 30, 2006 of the Company and our report dated February 8, 2007 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Miami, Florida

February 8, 2007

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Lennar Corporation

We have audited the accompanying consolidated balance sheets of Lennar Corporation and subsidiaries (the “Company”) as of November 30, 2006 and 2005, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended November 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Lennar Corporation and subsidiaries as of November 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of November 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 8, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Miami, Florida

February 8, 2007

LENNAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

November 30, 2006 and 2005

	2006	2005
	(In thousands, except per share amounts)
ASSETS
Homebuilding:
Cash	$661,662	909,557
Restricted cash	24,796	22,681
Receivables, net	159,043	299,232
Inventories:
Finished homes and construction in progress	4,447,748	4,625,563
Land under development	3,011,408	2,867,463
Consolidated inventory not owned	372,327	370,505

Total inventories	7,831,483	7,863,531
Investments in unconsolidated entities	1,447,178	1,282,686
Goodwill	196,638	195,156
Other assets	474,090	266,747

	10,794,890	10,839,590
Financial services	1,613,376	1,701,635

Total assets	$12,408,266	12,541,225

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable	$751,496	876,830
Liabilities related to consolidated inventory not owned	333,723	306,445
Senior notes and other debts payable	2,613,503	2,592,772
Other liabilities	1,590,564	1,997,824

	5,289,286	5,773,871
Financial services	1,362,215	1,437,700

Total liabilities	6,651,501	7,211,571
Minority interest	55,393	78,243
Stockholders’ equity:
Preferred stock	—	—
Class A common stock of $0.10 par value per share
Authorized: 2006 and 2005-300,000 shares
Issued: 2006-136,886 shares; 2005-130,247 shares	13,689	13,025
Class B common stock of $0.10 par value per share
Authorized: 2006 and 2005-90,000 shares
Issued: 2006-32,874 shares; 2005-32,781 shares	3,287	3,278
Additional paid-in capital	1,753,695	1,486,988
Retained earnings	4,539,137	4,046,563
Deferred compensation plan; 2006-172 Class A common shares and 17 Class B common shares; 2005-439 Class A common shares and 44 Class B common shares	(1,586)	(4,047)
Deferred compensation liability	1,586	4,047
Treasury stock, at cost; 2006-9,951 Class A common shares and 1,653 Class B common shares; 2005-5,468 Class A common shares	(606,395)	(293,222)
Accumulated other comprehensive loss	(2,041)	(5,221)

Total stockholders’ equity	5,701,372	5,251,411

Total liabilities and stockholders’ equity	$12,408,266	12,541,225

See accompanying notes to consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

Years Ended November 30, 2006, 2005 and 2004

	2006	2005	2004
	(Dollars in thousands, except per share amounts)
Revenues:
Homebuilding	$15,623,040	13,304,599	10,000,632
Financial services	643,622	562,372	500,336

Total revenues	16,266,662	13,866,971	10,500,968

Costs and expenses:
Homebuilding (1)	14,677,565	11,215,244	8,629,767
Financial services	493,819	457,604	389,605
Corporate general and administrative	193,307	187,257	141,722

Total costs and expenses	15,364,691	11,860,105	9,161,094

Equity in earnings (loss) from unconsolidated entities (2)	(12,536)	133,814	90,739
Management fees and other income, net	66,629	98,952	97,680
Minority interest expense, net	13,415	45,030	10,796
Loss on redemption of 9.95% senior notes	—	34,908	—

Earnings from continuing operations before provision for income taxes	942,649	2,159,694	1,517,497
Provision for income taxes	348,780	815,284	572,855

Net earnings from continuing operations	593,869	1,344,410	944,642

Discontinued operations:
Earnings from discontinued operations before provision for income taxes	—	17,261	1,570
Provision for income taxes	—	6,516	593

Net earnings from discontinued operations	—	10,745	977

Net earnings	$593,869	1,355,155	945,619

Basic earnings per share:
Earnings from continuing operations	$3.76	8.65	6.08
Earnings from discontinued operations	—	0.07	0.01

Net earnings	$3.76	8.72	6.09

Diluted earnings per share:
Earnings from continuing operations	$3.69	8.17	5.70
Earnings from discontinued operations	—	0.06	—

Net earnings	$3.69	8.23	5.70

(1)	Homebuilding costs and expenses include $501.8 million, $20.5 million and $16.8 million, respectively, of inventory valuation adjustments for the years ended November 30, 2006, 2005 and 2004.
(2)	Equity in earnings (loss) from unconsolidated entities includes $126.4 million of valuation adjustments to the Company’s investments in unconsolidated entities for the year ended November 30, 2006. There were no material valuation adjustments for the years ended November 30, 2005 and 2004.

See accompanying notes to consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended November 30, 2006, 2005 and 2004

	2006	2005	2004
	(Dollars in thousands)
Class A common stock:
Beginning balance	$13,025	12,372	12,533
Conversion of 5.125% zero-coupon convertible senior subordinated notes to Class A common shares	488	409	—
Par value of retired treasury stock	—	—	(240)
Employee stock and director plans	176	244	79

Balance at November 30,	13,689	13,025	12,372

Class B common stock:
Beginning balance	3,278	3,260	3,251
Employee stock plans	9	18	9

Balance at November 30,	3,287	3,278	3,260

Additional paid-in capital:
Beginning balance	1,486,988	1,275,216	1,354,003
Conversion of 5.125% zero-coupon convertible senior subordinated notes to Class A common shares	157,406	127,869	—
Conversion of other debt	—	—	25
Employee stock and director plans	82,342	37,807	14,449
Tax benefit from employee stock plans and vesting of restricted stock	15,705	39,180	13,142
Retirement of treasury stock	—	—	(109,404)
Amortization of restricted stock and performance-based stock options	11,254	6,916	3,001

Balance at November 30,	1,753,695	1,486,988	1,275,216

Retained earnings:
Beginning balance	4,046,563	2,780,637	1,914,963
Net earnings	593,869	1,355,155	945,619
Cash dividends—Class A common stock	(80,860)	(70,495)	(63,252)
Cash dividends—Class B common stock	(20,435)	(18,734)	(16,693)

Balance at November 30,	4,539,137	4,046,563	2,780,637

Deferred compensation plan:
Beginning balance	(4,047)	(6,410)	(4,919)
Deferred compensation activity	2,461	2,363	(1,491)

Balance at November 30,	$(1,586)	(4,047)	(6,410)

See accompanying notes to consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)

Years Ended November 30, 2006, 2005 and 2004

	2006	2005	2004
	(Dollars in thousands)
Deferred compensation liability:
Beginning balance	$4,047	6,410	4,919
Deferred compensation activity	(2,461)	(2,363)	1,491

Balance at November 30,	1,586	4,047	6,410

Treasury stock, at cost:
Beginning balance	(293,222)	(3,938)	—
Employee stock plans	(3,125)	(14,385)	(4,020)
Purchases of treasury stock	(320,104)	(274,899)	(109,562)
Reissuance of treasury stock	10,056	—	—
Retirement of treasury stock	—	—	109,644

Balance at November 30,	(606,395)	(293,222)	(3,938)

Accumulated other comprehensive loss:
Beginning balance	(5,221)	(14,575)	(20,976)
Unrealized gains arising during period on interest rate swaps, net of tax	2,853	10,049	6,734
Unrealized gains arising during period on available-for-sale investment securities, net of tax	7	185	53
Reclassification adjustment for gains included in net earnings for available-for-sale investment securities, net of tax	(245)	—	—
Change to the Company’s portion of unconsolidated entity’s minimum pension liability, net of tax	565	(880)	(386)

Balance at November 30,	(2,041)	(5,221)	(14,575)

Total stockholders’ equity	$5,701,372	5,251,411	4,052,972

Comprehensive income	$597,049	1,364,509	952,020

See accompanying notes to consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended November 30, 2006, 2005 and 2004

	2006	2005	2004
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings from continuing operations	$593,869	1,344,410	944,642
Adjustments to reconcile net earnings from continuing operations to net cash provided by operating activities:
Depreciation and amortization	45,431	58,253	52,572
Amortization of discount/premium on debt, net	4,580	14,389	17,713
Gain on sale of personal lines insurance policies	(17,714)	—	—
Equity in (earnings) loss from unconsolidated entities, net of $126.4 million of valuation adjustments to the Company’s investments in unconsolidated entities in 2006	12,536	(133,814)	(90,739)
Distribution of earnings from unconsolidated entities	174,979	221,131	128,535
Minority interest expense, net	13,415	45,030	10,796
Share-based compensation expense	36,632	6,916	3,001
Tax benefits from share-based awards	8,602	39,180	13,142
Deferred income tax provision (benefit)	(198,005)	10,220	81,532
Loss on redemption of 9.95% senior notes	—	34,908	—
Inventory write-offs and valuation adjustments	501,786	20,542	16,769
Changes in assets and liabilities, net of effect from acquisitions:
(Increase) decrease in receivables	47,843	(221,275)	(385,204)
Increase in inventories, net of inventory write-offs and valuation adjustments	(371,268)	(1,708,033)	(886,963)
(Increase) decrease in other assets	9,253	(30,150)	(1,289)
(Increase) decrease in financial services loans held-for-sale	78,922	(114,657)	94,948
Increase (decrease) in accounts payable and other liabilities	(386,211)	741,690	418,573
Net earnings from discontinued operations	—	10,745	977
Adjustment to reconcile net earnings from discontinued operations to net cash provided by operating activities (including gain on sale of discontinued operations of ($15,816) in 2005)	—	(16,510)	1,187

Net cash provided by operating activities	554,650	322,975	420,192

Cash flows from investing activities:
(Increase) decrease in restricted cash	(2,115)	(11,129)	32,584
Additions to operating properties and equipment	(26,783)	(21,747)	(27,389)
Contributions to unconsolidated entities	(729,304)	(919,817)	(751,211)
Distributions of capital from unconsolidated entities	321,610	466,800	330,614
(Increase) decrease in financial services loans held-for-investment	70,970	(117,359)	1,211
Purchases of investment securities	(108,626)	(37,350)	(48,562)
Proceeds from sales of investment securities	82,492	36,078	34,376
Proceeds from sale of business	—	17,000	—
Proceeds from sale of personal lines insurance policies	18,500	—	—
Acquisitions, net of cash acquired	(33,213)	(416,049)	(105,730)

Net cash used in investing activities	(406,469)	(1,003,573)	(534,107)

Cash flows from financing activities:
Net borrowings (repayments) under financial services debt	(120,858)	372,849	162,277
Net proceeds from senior floating-rate notes due 2007	—	—	199,300
Net proceeds from senior floating-rate notes due 2009	—	—	298,500
Net proceeds from 5.125% senior notes	—	298,215	—
Net proceeds from 5.50% senior notes	—	—	245,480
Net proceeds from 5.60% senior notes	—	501,460	—
Net proceeds from 5.95% senior notes	248,665	—	—
Net proceeds from 6.50% senior notes	248,933	—	—
Redemption of senior floating-rate notes due 2007	(200,000)	—	—
Redemption of 9.95% senior notes	—	(337,731)	—
Proceeds from other borrowings	2,489	53,198	—

See accompanying notes to consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

Years Ended November 30, 2006, 2005 and 2004

	2006	2005	2004
	(Dollars in thousands)
Principal payments on other borrowings	(150,793)	(190,240)	(404,089)
Net payments related to minority interests	(71,351)	(33,181)	(18,396)
Excess tax benefits from share-based awards	7,103	—	—
Common stock:
Issuances	31,131	38,069	14,537
Repurchases	(323,229)	(289,284)	(113,582)
Dividends	(101,295)	(89,229)	(79,945)

Net cash provided by (used in) financing activities	(429,205)	324,126	304,082

Net increase (decrease) in cash	$(281,024)	(356,472)	190,167
Cash at beginning of year	1,059,343	1,415,815	1,225,648

Cash at end of year	$778,319	1,059,343	1,415,815

Summary of cash:
Homebuilding	$661,662	909,557	1,310,920
Financial services	116,657	149,786	104,895

	$778,319	1,059,343	1,415,815

Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$28,731	15,844	—
Cash paid for income taxes, net	$915,743	571,498	278,444

Supplemental disclosures of non-cash investing and financing activities:
Conversion of debt to equity	$157,894	128,278	25
Purchases of inventory financed by sellers	$36,810	159,078	45,892
Non-cash contributions to unconsolidated entities	$39,491	—	—
Non-cash distributions from unconsolidated entities	$25,329	74,498	31,311
Issuance of common stock for employee compensation	$38,150	—	—
Consolidation/deconsolidation of previously unconsolidated/consolidated entities, net:
Receivables	$(232)	20,100	—
Inventories	$188,191	153,005	92,614
Investments in unconsolidated entities	$(38,354)	(26,103)	(4,903)
Other assets	$6,563	6,423	1,919
Other debts payable	$(81,455)	(81,006)	(48,099)
Other liabilities	$(40,588)	(49,401)	(21,331)
Minority interest	$(34,125)	(23,018)	(20,200)

Acquisitions:
Fair value of assets acquired, including cash of $0 in 2006, $0 in 2005 and $1,392 in 2004	$23,843	409,262	88,822
Goodwill recorded	10,518	13,781	26,656
Fair value of liabilities assumed	(1,148)	(6,994)	(8,356)

Cash paid	$33,213	416,049	107,122

See accompanying notes to consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of Lennar Corporation and all subsidiaries, partnerships and other entities in which Lennar Corporation has a controlling interest and variable interest entities (see Note 18) in which Lennar Corporation is deemed the primary beneficiary (the “Company”). The Company’s investments in both unconsolidated entities in which a significant, but less than controlling, interest is held and in variable interest entities in which the Company is not deemed to be the primary beneficiary are accounted for by the equity method. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Share-Based Payments

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

Prior to December 1, 2005, the Company accounted for stock option awards granted under the plans in accordance with the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related Interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”). Share-based employee compensation expense was not recognized in the Company’s consolidated statements of earnings prior to December 1, 2005, as all stock option awards granted under the plans had an exercise price equal to or greater than the market value of the common stock on the date of the grant. Effective December 1, 2005, the Company adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”) using the modified-prospective-transition method. Under this transition method, compensation expense recognized during the year ended November 30, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of, December 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to December 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified-prospective-transition method, results for prior periods have not been restated.

As a result of adopting SFAS 123R, the charge to earnings before provision for income taxes for the year ended November 30, 2006 was $25.6 million. The impact of adopting SFAS 123R on net earnings for the year ended November 30, 2006 was $18.5 million. The impact of adopting SFAS 123R on basic and diluted earnings per share for the year ended November 30, 2006 was $0.12 per share and $0.11 per share, respectively. See Note 15 for details related to share-based payments.

Revenue Recognition

Revenues from sales of homes are recognized when the sales are closed and title passes to the new homeowner, the new homeowner’s initial and continuing investment is adequate to demonstrate a commitment to pay for the home, the new homeowner’s receivable is not subject to future subordination and the Company does not have a substantial continuing involvement with the new home in accordance with SFAS No. 66, Accounting for Sales of Real Estate (“SFAS 66”). Revenues from sales of land are recognized when a significant down payment is received, the earnings process is complete, title passes and the collectibility of the receivables is reasonably assured.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs were $155.5 million, $82.3 million and $60.3 million for the years ended November 30, 2006, 2005 and 2004, respectively.

Cash

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Due to the short maturity period of the cash equivalents, the carrying amounts of these instruments approximate their fair values. Cash as of November 30, 2006 and 2005 included $135.9 million and $193.6 million, respectively, of cash primarily held in escrow for approximately three days.

Restricted Cash

Restricted cash consists of customer deposits on home sales held in restricted accounts until title transfers to the homebuyer as required by the state and local governments in which the homes were sold.

Inventories

Inventories are stated at cost unless the inventory within a community is determined to be impaired, in which case the impaired inventory would be written down to fair value. Inventory costs include land, land development and home construction costs, real estate taxes, deposits on land purchase contracts and interest related to development and construction. The Company reviews inventories for impairment during each reporting period in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, (“SFAS 144”). The Company evaluates long-lived assets for impairment based on the projected undiscounted future cash flows of the assets. Write-downs of inventories deemed to be impaired are recorded as adjustments to the cost basis of the respective inventories. During the years ended November 30, 2006 and 2005, the Company recorded $501.8 million and $20.5 million, respectively, of inventory adjustments, which included $280.5 million of homebuilding inventory valuation adjustments in 2006 (no adjustments in 2005), $152.2 million and $15.1 million, respectively, in 2006 and 2005 of write-offs of deposits and pre-acquisition costs related to land under option that the Company does not intend to purchase and $69.1 million and $5.4 million, respectively, in 2006 and 2005 of land inventory valuation adjustments. During the year ended November 30, 2004, the Company recorded $16.8 million of write-offs of deposits and pre-acquisition costs related to land under option that it does not intend to purchase. These valuation adjustments were calculated based on current market conditions and assumptions made by management, which may differ materially from actual results if market conditions change.

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

During 2006, 2005 and 2004, interest incurred by the Company’s homebuilding operations was $247.5 million, $172.9 million and $137.9 million, respectively; interest capitalized into inventories was $226.3 million, $171.1 million and $137.6 million, respectively; and interest expense primarily included in cost of homes sold and cost of land sold was $241.1 million, $187.2 million and $134.2 million, respectively.

Operating Properties and Equipment

Operating properties and equipment are recorded at cost and are included in other assets in the consolidated balance sheets. The assets are depreciated over their estimated useful lives using the straight-line method. At the time operating properties and equipment are disposed of, the asset and related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to earnings. The estimated useful life for operating properties is thirty years, for furniture, fixtures and equipment is two to ten years and for leasehold improvements is five years or the life of the lease, whichever is shorter.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investment Securities

Investment securities are classified as available-for-sale unless they are classified as trading or held-to-maturity. Securities classified as trading are carried at fair value and unrealized holding gains and losses are recorded in earnings. Securities classified as held-to-maturity are carried at amortized cost because they are purchased with the intent and ability to hold to maturity. Available-for-sale securities are recorded at fair value. Any unrealized holding gains or losses on available-for-sale securities are reported as accumulated other comprehensive gain or loss, which is a separate component of stockholders’ equity, net of tax, until realized.

At November 30, 2006 and 2005, investment securities classified as held-to-maturity totaled $59.6 million and $32.1 million, respectively, and were included in the assets of the Financial Services segment. The held-to-maturity securities consist mainly of certificates of deposit and U.S. treasury securities. At November 30, 2006 and 2005, the Company had investment securities classified as trading that totaled $8.5 million and $8.7 million, respectively, and were included in other assets of the Homebuilding operations. The trading securities are comprised mainly of marketable equity mutual funds designated to approximate the Company’s liabilities under its deferred compensation plan. Additionally, at November 30, 2006, the Company had no investment securities classified as available-for-sale, compared to $8.9 million in the prior year included in other assets of the Homebuilding operations. The available-for-sale securities were comprised of municipal bonds with an original maturity of 20 years and were sold in 2006.

Derivative Financial Instruments

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”), as amended and interpreted, establishes accounting and reporting standards for derivative instruments and for hedging activities by requiring that all derivatives be recognized in the balance sheet and measured at fair value. Gains or losses resulting from changes in the fair value of derivatives are recognized in earnings or recorded in other comprehensive income or loss and recognized in the statement of earnings when the hedged item affects earnings, depending on the purpose of the derivatives and whether they qualify for hedge accounting treatment.

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

The Company has various interest rate swap agreements, which effectively convert variable interest rates to fixed interest rates on $200.0 million of outstanding debt related to its homebuilding operations. The swap agreements have been designated as cash flow hedges and, accordingly, are reflected at their fair value in other liabilities in the consolidated balance sheets at November 30, 2006 and 2005. The related loss is deferred, net of tax, in stockholders’ equity as accumulated other comprehensive loss. The Company accounts for its interest rate swaps using the shortcut method, as described in SFAS 133. Amounts to be received or paid as a result of the swap agreements are recognized as adjustments to interest incurred on the related debt instruments. The Company believes that there will be no ineffectiveness related to the interest rate swaps and therefore no portion of the accumulated other comprehensive loss will be reclassified into future earnings. The net effect on the Company’s operating results is that interest on the variable-rate debt being hedged is recorded based on fixed interest rates.

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

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in business combinations. At November 30, 2006 and 2005, goodwill was $257.8 million and $253.1 million, respectively. During fiscal 2006, the Company’s goodwill had a net increase of $4.7 million due to an acquisition by the Financial Services segment and payment of contingent consideration related to prior period acquisitions. During fiscal 2005, the Company’s goodwill increased $13.8 million due to 2005 acquisitions and payment of contingent consideration related to prior period acquisitions. Goodwill is included in the assets of the Homebuilding segments ($196.6 million and $195.2 million, respectively, at November 30, 2006 and 2005) and the assets of the Financial Services segment ($61.2 million and $58.0 million, respectively, at November 30, 2006 and 2005) in the consolidated balance sheets.

The Company reviews goodwill annually (or whenever indicators of impairment exist) for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The Company performed its annual impairment test of goodwill as of September 30, 2006 and determined that goodwill was not impaired. No impairment was recorded during the years ended November 30, 2006, 2005 or 2004. As of November 30, 2006 and 2005, there were no material identifiable intangible assets, other than goodwill.

Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes, (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are determined based on temporary differences between financial reporting carrying values and tax bases of assets and liabilities, and are measured by using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to reverse.

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

	November 30,
	2006	2005
	(In thousands)
Warranty reserve, beginning of year	$144,916	116,826
Warranties issued during the period	170,020	145,519
Adjustments to pre-existing warranties from changes in estimates	25,487	31,766
Payments	(167,852)	(149,195)

Warranty reserve, end of year	$172,571	144,916

Self-Insurance

Certain insurable risks such as general liability, medical and workers’ compensation are self-insured by the Company up to certain limits. Undiscounted accruals for claims under the Company’s self-insurance program are based on claims filed and estimates for claims incurred but not yet reported.

Minority Interest

The Company has consolidated certain joint ventures because the Company either was determined to be the primary beneficiary pursuant to Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R) (“FIN 46(R)”), Consolidation of Variable Interest Entities, or has a controlling interest in these joint ventures. Therefore, the entities’ financial statements are consolidated in the Company’s consolidated financial statements and the other partners’ equity is recorded as minority interest. At November 30, 2006 and 2005, minority interest was $55.4 million and $78.2 million, respectively. Minority interest expense, net was $13.4 million, $45.0 million and $10.8 million, respectively, for the years ended November 30, 2006, 2005 and 2004.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Financial Services

Loan origination revenues, net of direct origination costs and gains and losses from the sale of loans and loan servicing rights are recognized when the loans are sold and shipped to an investor. Premiums from title insurance policies are recognized as revenue on the effective dates of the policies. Escrow fees are recognized at the time the related real estate transactions are completed, usually upon the close of escrow.

Loans held-for-sale by the Financial Services segment that are designated as hedged assets are carried at fair value because the effect of changes in fair value are reflected in the carrying amount of the loans and in earnings. Premiums and discounts recorded on these loans are presented as an adjustment to the carrying amount of the loans and are not amortized.

When the segment sells loans in the secondary mortgage market, a gain or loss is recognized to the extent that the sales proceeds exceed, or are less than, the book value of the loans. Substantially all of these loans were sold within a short period in the secondary mortgage market on a servicing released, non-recourse basis; however, the Company remains liable for certain limited representations and warranties related to loan sales. Loan origination fees, net of direct origination costs, are deferred and recognized as a component of the gain or loss when loans are sold.

Loans for which the segment has the positive intent and ability to hold to maturity consist of mortgage loans carried at cost, net of unamortized discounts. Discounts are amortized over the estimated lives of the loans using the interest method. Interest income on loans held-for-sale is recognized as earned over the term of the mortgage loans based on the contractual interest rates.

The segment also provides an allowance for loan losses. The provision recorded and the adequacy of the related allowance is determined by management’s continuing evaluation of the loan portfolio in light of past loan loss experience, credit worthiness and nature of underlying collateral, present economic conditions and other factors considered relevant by management. Anticipated changes in economic factors, which may influence the level of the allowance, are considered in the evaluation by management when the likelihood of the changes can be reasonably determined. While management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary as a result of future economic and other conditions that may be beyond management’s control.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (the Company’s fiscal year beginning December 1, 2007), and interim periods within those fiscal years. SFAS 157 is not expected to materially affect how the Company determines fair value.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 2006, the Securities and Exchange Commission (“SEC”) Staff issued Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, (“SAB 108”). SAB 108 addresses how the effects of prior year uncorrected financial statement misstatements should be considered in current year financial statements. SAB 108 requires registrants to quantify misstatements using both balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relative quantitative and qualitative factors. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006 (the Company’s fiscal year ended November 30, 2006). SAB 108 did not have an effect on the Company’s consolidated financial statements.

In November 2006, the FASB issued Emerging Issues Task Force Issue No. 06-8, Applicability of the Assessment of a Buyers Continuing Investment under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums, (“EITF 06-8”). EITF 06-8 establishes that a company should evaluate the adequacy of the buyer’s continuing investment in determining whether to recognize profit under the percentage-of-completion method. EITF 06-8 is effective for the first annual reporting period beginning after March 15, 2007 (the Company’s fiscal year beginning December 1, 2007). The effect of this EITF is not expected to be material to the Company’s consolidated financial statements.

Reclassifications

Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the 2006 presentation. These reclassifications had no impact on reported net earnings.

2.    Discontinued Operations

In May 2005, the Company sold North American Exchange Company (“NAEC”), a subsidiary of the Financial Services segment’s title company, which generated a $15.8 million pretax gain. NAEC’s revenues were $3.3 million and $3.9 million, respectively, for the years ended November 30, 2005 and 2004. As of November 30, 2005, there were no remaining assets or liabilities of discontinued operations.

3.    Acquisitions

During 2006, the Company did not have any material acquisitions. During 2005, the Company expanded its presence through homebuilding acquisitions in all of its homebuilding segments and Homebuilding Other. In connection with these acquisitions and contingent consideration related to prior period acquisitions, the Company paid $416.0 million. The results of operations of these acquisitions are included in the Company’s results of operations since their respective acquisition dates. The pro forma effect of these acquisitions on the results of operations is not presented as the effect is not material. Total goodwill associated with these acquisitions and contingent consideration related to acquisitions prior to 2005 was $13.8 million.

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

4.    Operating and Reporting Segments

The Company’s operating segments are aggregated into reportable segments in accordance with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information (“SFAS 131”), based primarily upon similar economic characteristics, geography and product type. The Company’s reportable segments consist of:

(1)	Homebuilding East
(2)	Homebuilding Central
(3)	Homebuilding West
(4)	Financial Services

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information about homebuilding activities in states which are not economically similar to other states in the same geographic area is grouped under “Homebuilding Other,” which is not considered a reportable segment in accordance with SFAS 131.

Operations of the Company’s homebuilding segments primarily include the sale and construction of single-family attached and detached homes, and to a lesser extent, multi-level buildings, as well as the purchase, development and sale of residential land directly and through the Company’s unconsolidated entities. The Company’s reportable homebuilding segments, and all other homebuilding operations not required to be reported separately, have divisions located in the following states:

East: Florida, Maryland, New Jersey and Virginia

Central: Arizona, Colorado and Texas

West: California and Nevada

Other: Illinois, Minnesota, New York, North Carolina and South Carolina

Operations of the Financial Services segment include mortgage financing, title insurance, closing services and other ancillary services (including personal lines insurance, high-speed Internet and cable television) for both buyers of the Company’s homes and others. Substantially all of the loans the Financial Services segment originated were sold in the secondary mortgage market on a servicing released non-recourse basis; however, the Company remains liable for certain limited representations and warranties related to loan sales. The Financial Services segment operates generally in the same states as the Company’s homebuilding segments, as well as other states.

Evaluation of segment performance is based primarily on operating earnings from continuing operations before provision for income taxes. Operating earnings for the homebuilding segments consist of revenues generated from the sales of homes and land, equity in earnings (loss) from unconsolidated entities and management fees and other income, net, less the cost of homes and land sold, selling, general and administrative expenses and minority interest expense, net. Operating earnings for the Financial Services segment consist of revenues generated from mortgage financing, title insurance and other ancillary services (including personal lines insurance, high-speed Internet and cable television) less the cost of such services and certain selling, general and administrative expenses incurred by the Financial Services segment.

Each reportable segment follows the same accounting policies described in Note 1—“Summary of Significant Accounting Policies” to the consolidated financial statements. Operational results of each segment are not necessarily indicative of the results that would have occurred had the segment been an independent, stand-alone entity during the periods presented.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial information relating to the Company’s operations was as follows:

	November 30,
	2006	2005
	(In thousands)
Assets:
Homebuilding East	$3,326,371	3,454,318
Homebuilding Central	1,651,848	1,682,593
Homebuilding West	3,972,562	4,187,525
Homebuilding Other	1,164,304	1,131,146
Financial Services	1,613,376	1,701,635
Corporate and unallocated	679,805	384,008

Total assets	$12,408,266	12,541,225

Investments in unconsolidated entities:
Homebuilding East	$241,490	240,210
Homebuilding Central	180,768	170,791
Homebuilding West	974,404	814,129
Homebuilding Other	50,516	57,556

Total investments in unconsolidated entities	$1,447,178	1,282,686

Goodwill:
Homebuilding East	$49,135	47,653
Homebuilding Central	31,587	31,587
Homebuilding West	46,640	46,640
Homebuilding Other	69,276	69,276
Financial Services	61,205	57,988

Total goodwill	$257,843	253,144

	Years Ended November 30,
	2006	2005	2004
	(In thousands)
Revenues:
Homebuilding East	$4,771,879	3,498,983	2,746,288
Homebuilding Central	3,649,221	3,374,893	2,707,953
Homebuilding West	5,969,512	5,302,767	3,657,053
Homebuilding Other	1,232,428	1,127,956	889,338
Financial Services	643,622	562,372	500,336

Total revenues	$16,266,662	13,866,971	10,500,968

Operating earnings (loss):
Homebuilding East	$236,654	641,264	454,740
Homebuilding Central	215,386	368,476	217,519
Homebuilding West	639,917	1,214,149	782,122
Homebuilding Other	(105,804)	53,202	94,107
Financial Services	149,803	104,768	110,731
Corporate and unallocated (1)	(193,307)	(222,165)	(141,722)

Earnings from continuing operations before provision for income taxes	$942,649	2,159,694	1,517,497

(1)	Corporate and unallocated includes corporate general and administrative expenses and a $34,908 loss on the redemption of 9.95% senior notes in 2005.

During the year ended November 30, 2006, the Company recorded $501.8 million of inventory valuation adjustments, which included $280.5 million of homebuilding inventory valuation adjustments ($157.0 million, $27.1 million, $79.0 million and $17.4 million, respectively, in the Company’s Homebuilding East, Central and

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

West segments and Homebuilding Other), $152.2 million of write-offs of deposits and pre-acquisition costs ($80.5 million, $2.9 million, $44.0 million and $24.8 million, respectively, in the Company’s Homebuilding East, Central and West segments and Homebuilding Other) related to 24,235 homesites under option that the Company does not intend to purchase and $69.1 million of land inventory valuation adjustments ($24.7 million, $17.3 million and $27.1 million, respectively, in the Company’s Homebuilding East and Central segments and Homebuilding Other). During the year ended November 30, 2006, the Company also recorded $126.4 million of valuation adjustments ($25.5 million, $92.8 million and $8.1 million, respectively, in the Company’s Homebuilding East and West segments and Homebuilding Other) to the Company’s investments in unconsolidated entities.

	Years Ended November 30,
	2006	2005	2004
	(In thousands)
Homebuilding interest expense:
Homebuilding East	$62,326	35,231	28,992
Homebuilding Central	45,608	41,203	34,118
Homebuilding West	108,687	91,954	58,871
Homebuilding Other	24,445	18,766	12,212

Total homebuilding interest expense	$241,066	187,154	134,193

Financial Services interest income, net	$64,524	33,989	27,003

Depreciation and amortization:
Homebuilding East	$7,051	5,241	4,250
Homebuilding Central	4,821	4,271	5,785
Homebuilding West	19,373	19,623	12,753
Homebuilding Other	3,950	3,353	2,677
Financial Services	8,594	10,346	9,725
Corporate and unallocated	12,698	22,335	20,383

Total depreciation and amortization	$56,487	65,169	55,573

Additions to operating properties and equipment:
Homebuilding East	$5,073	1,097	1,878
Homebuilding Central	2,245	1,017	534
Homebuilding West	4,556	3,540	675
Homebuilding Other	2,704	556	35
Financial Services	6,244	10,008	19,837
Corporate and unallocated	5,961	5,529	4,430

Total additions to operating properties and equipment	$26,783	21,747	27,389

Equity in earnings (loss) from unconsolidated entities:
Homebuilding East	$(14,947)	2,213	3,997
Homebuilding Central	7,763	15,103	4,672
Homebuilding West	(6,449)	109,995	82,060
Homebuilding Other	1,097	6,503	10

Total equity in earnings (loss) from unconsolidated entities	$(12,536)	133,814	90,739

During 2006, 2005 and 2004, interest included in the homebuilding segments’ and Homebuilding Other’s cost of homes sold was $207.5 million, $168.8 million and $128.0 million, respectively. During 2006, 2005 and 2004, interest included in the homebuilding segments’ and Homebuilding Other’s cost of land sold was $12.4 million, $16.5 million and $5.8 million, respectively. All other interest related to the homebuilding segments and Homebuilding Other is included in management fees and other income, net.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Receivables

	November 30,
	2006	2005
	(In thousands)
Accounts receivable	$123,211	103,275
Mortgages and notes receivable	37,473	198,376

	160,684	301,651
Allowance for doubtful accounts	(1,641)	(2,419)

	$159,043	299,232

The Company’s accounts receivable result primarily from the sale of land. The Company performs ongoing credit evaluations of its customers. The Company generally does not require collateral for accounts receivable. Mortgages and notes receivable are generally collateralized by the property sold to the buyer. Allowances are maintained for potential credit losses based on historical experience, present economic conditions and other factors considered relevant by the Company.

6.    Investments in Unconsolidated Entities

Summarized condensed financial information on a combined 100% basis related to unconsolidated entities in which the Company has investments that are accounted for primarily by the equity method was as follows:

	November 30,
	2006	2005
	(In thousands)
Assets:
Cash	$276,501	334,530
Inventories	8,955,567	7,615,489
Other assets	868,073	875,741

	$10,100,141	8,825,760

Liabilities and equity:
Accounts payable and other liabilities	$1,387,745	1,004,940
Notes and mortgages payable	5,001,625	4,486,271
Equity of:
The Company	1,447,178	1,282,686
Others	2,263,593	2,051,863

	$10,100,141	8,825,760

	Years Ended November 30,
	2006	2005	2004
	(In thousands)
Revenues	$2,651,932	2,676,628	1,641,018
Costs and expenses	2,588,196	2,020,470	1,199,243

Net earnings of unconsolidated entities	$63,736	656,158	441,775

Company’s share of net earnings (loss)—recognized (1)	$(12,536)	133,814	90,739

(1)	For the year ended November 30, 2006, the Company’s share of net loss recognized from unconsolidated entities includes $126.4 million of valuation adjustments to the Company’s investments in unconsolidated entities.

The Company’s partners generally are unrelated homebuilders, land owners/developers and financial or other strategic partners. The unconsolidated entities follow accounting principles generally accepted in the United States of America. The Company shares in the profits and losses of these unconsolidated entities generally in accordance with its ownership interests. In many instances, the Company is appointed as the

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

day-to-day manager of the unconsolidated entities and receives management fees and/or reimbursement of expenses for performing this function. During 2006, 2005 and 2004, the Company received management fees and reimbursement of expenses from the unconsolidated entities totaling $72.8 million, $58.6 million and $40.6 million, respectively.

The Company and/or its partners sometimes obtain options or enter into other arrangements under which the Company can purchase portions of the land held by the unconsolidated entities. Option prices are generally negotiated prices that approximate fair value when the Company receives the options. During 2006, 2005 and 2004, $742.5 million, $431.2 million and $547.6 million, respectively, of the unconsolidated entities’ revenues were from land sales to the Company. The Company does not include in its equity in earnings (loss) from unconsolidated entities its pro rata share of unconsolidated entities’ earnings resulting from land sales to its homebuilding divisions. Instead, the Company accounts for those earnings as a reduction of the cost of purchasing the land from the unconsolidated entities. This in effect defers recognition of the Company’s share of the unconsolidated entities’ earnings related to these sales until the Company delivers a home and title passes to a third-party homebuyer.

The unconsolidated entities in which the Company has investments usually finance their activities with a combination of partner equity and debt financing. As of November 30, 2006, the Company’s equity in these unconsolidated entities represented 39% of the entities’ total equity. In some instances, the Company and its partners have guaranteed debt of certain unconsolidated entities.

The Company’s summary of guarantees related to its unconsolidated entities was as follows:

November 30, 2006
(In thousands)
Sole recourse debt	$18,920
Several recourse debt—repayment	163,508
Several recourse debt—maintenance	560,823
Joint and several recourse debt—repayment	64,473
Joint and several recourse debt—maintenance	956,682

The Company’s maximum recourse exposure	1,764,406
Less joint and several reimbursement agreements with the Company’s partners	(661,486)

The Company’s net recourse exposure	$1,102,920

The maintenance amounts above are the Company’s maximum exposure of loss, which assumes that the fair value of the underlying collateral is zero. As of November 30, 2006 and 2005, the fair values of the maintenance guarantees and repayment guarantees were not material.

In addition, the Company and/or its partners occasionally grant liens on their interest in a joint venture in order to help secure a loan to that joint venture. When the Company and/or its partners provide guarantees, the unconsolidated entity generally receives more favorable terms from its lenders than would otherwise be available to it. In a repayment guarantee, the Company and its venture partners guarantee repayment of a portion or all of the debt in the event of a default before the lender would have to exercise its rights against the collateral. The maintenance guarantees only apply if the value or the collateral (generally land and improvements) is less than a specified percentage of the loan balance. If the Company is required to make a payment under a maintenance guarantee to bring the value of the collateral above the specified percentage of the loan balance, the payment would constitute a capital contribution or loan to the unconsolidated entity and increase the Company’s share of any funds the unconsolidated entity distributes. During 2006, amounts paid under the Company’s maintenance guarantees were not material. As of November 30, 2006, if there was an occurrence of a triggering event or condition under a guarantee, the collateral would be sufficient to repay the obligation.

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

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company and LNR each contributed approximately $200 million to NWHL, and LandSource and NWHL jointly obtained $600 million of bank financing, of which $400 million was a term loan used in connection with the acquisition of Newhall (the remainder of the acquisition price was paid with proceeds of a sale of income-producing properties from Newhall to LNR for $217 million at the closing of the transaction). The remainder of the bank financing was a $200 million revolving credit facility that is available to finance operations of Newhall and other property ownership and development companies that are jointly owned by the Company and LNR. The Company agreed to purchase 687 homesites ($132 million at November 30, 2006) and obtained options to purchase an additional 623 homesites from Newhall. The Company is not obligated with regard to the borrowings by LandSource and NWHL, except that the Company and LNR have made limited maintenance guarantees and have committed to complete any property development commitments in the event LandSource or NWHL defaults.

In November 2004, LandSource was merged into NWHL. NWHL was renamed LandSource Communities Development LLC (“Merged LandSource”) upon completion of the merger. The Company and LNR may use Merged LandSource for future joint ventures. The consolidated assets and liabilities of Merged LandSource were $1.5 billion and $888.8 million, respectively, at November 30, 2006 and $1.4 billion and $767.5 million, respectively, at November 30, 2005. The Company’s investment in Merged LandSource was $329.1 million and $332.7 million at November 30, 2006 and 2005, respectively. In December 2006, subsequent to the Company’s fiscal year end, the Company and LNR entered into an agreement to admit a new strategic partner into their Merged LandSource joint venture (See Note 22).

7.    Operating Properties and Equipment

	November 30,
	2006	2005
	(In thousands)
Operating properties	$13,120	12,203
Leasehold improvements	33,896	22,027
Furniture, fixtures and equipment	45,922	37,966

	92,938	72,196
Accumulated depreciation and amortization	(50,061)	(41,544)

	$42,877	30,652

Operating properties and equipment are included in other assets in the consolidated balance sheets.

8.    Senior Notes and Other Debts Payable

	November 30,
	2006	2005
	(Dollars in thousands)
7 5/8% senior notes due 2009	$277,830	276,299
5.125% senior notes due 2010	299,766	299,715
5.95% senior notes due 2011	249,415	—
5.95% senior notes due 2013	345,719	345,203
5.50% senior notes due 2014	247,559	247,326
5.60% senior notes due 2015	501,957	502,127
6.50% senior notes due 2016	249,683	—
Senior floating-rate notes due 2007	—	200,000
Senior floating-rate notes due 2009	300,000	300,000
5.125% zero-coupon convertible senior subordinated notes due 2021	—	157,346
Mortgage notes on land and other debt	141,574	264,756

	$2,613,503	2,592,772

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In July 2006, the Company replaced its senior unsecured Credit Facility (the “Credit Facility”) with a new senior unsecured revolving credit facility (the “New Facility”). The New Facility consists of a $2.7 billion revolving credit facility maturing in 2011. The New Facility also includes access to an additional $0.5 billion of financing through an accordion feature, subject to additional commitments, for a maximum aggregate commitment under the New Facility of $3.2 billion. The New Facility is guaranteed by substantially all of the Company’s subsidiaries other than finance company subsidiaries (which include mortgage and title insurance agency subsidiaries). Interest rates on outstanding borrowings are LIBOR-based, with margins determined based on changes in the Company’s credit ratings, or an alternate base rate, as described in the credit agreement. At November 30, 2006, the Company had no outstanding balance under the New Facility. At November 30, 2005, the Company had no outstanding balance under the Credit Facility.

The Company has a structured letter of credit facility (the “LC Facility”) with a financial institution. The purpose of the LC Facility is to facilitate the issuance of up to $200 million of letters of credit on a senior unsecured basis. In connection with the LC Facility, the financial institution issued $200 million of their senior notes, which were linked to the Company’s performance on the LC Facility. If there is an event of default under the LC Facility, including the Company’s failure to reimburse a draw against an issued letter of credit, the financial institution would assign its claim against the Company, to the extent of the amount due and payable by the Company under the LC Facility, to its noteholders in lieu of their principal repayment on their performance-linked notes. No material amounts have been drawn to date on any letters of credit issued under the LC Facility.

At November 30, 2006, the Company had letters of credit outstanding in the amount of $1.4 billion, which includes $190.8 million outstanding under the LC Facility. The majority of these letters of credit are posted with regulatory bodies to guarantee the Company’s performance of certain development and construction activities or are posted in lieu of cash deposits on option contracts. Of the Company’s total letters of credit outstanding, $496.9 million were collateralized against certain borrowings available under the New Facility.

In November 2006, the Company called its $200 million senior floating-rate notes due 2007 (the “Floating-Rate Notes”). The redemption price was $200.0 million, or 100% of the principal amount of the Floating-Rate Notes outstanding, plus accrued and unpaid interest as of the redemption date.

In April 2006, substantially all the outstanding 5.125% zero-coupon convertible senior subordinated notes due 2021 (the “Convertible Notes”) were converted by the noteholders into 4.9 million Class A common shares. The Convertible Notes were convertible at a rate of 14.2 shares of the Company’s Class A common stock per $1,000 principal amount at maturity. Convertible Notes not converted by the noteholders were not material and were redeemed by the Company on April 4, 2006. The redemption price was $468.10 per $1,000 principal amount at maturity, which represented the original issue price plus accrued original issue discount to the redemption date.

In April 2006, the Company issued $250 million of 5.95% senior notes due 2011 and $250 million of 6.50% senior notes due 2016 (collectively, the “New Senior Notes”) at a price of 99.766% and 99.873%, respectively, in a private placement. Proceeds from the offering of the New Senior Notes, after initial purchaser’s discount and expenses, were $248.7 million and $248.9 million, respectively. The Company added the proceeds to its working capital to be used for general corporate purposes. Interest on the New Senior Notes is due semi-annually. The New Senior Notes are unsecured and unsubordinated, and substantially all of the Company’s subsidiaries other than finance company subsidiaries guarantee the New Senior Notes. In October 2006, the Company completed an exchange of the New Senior Notes for substantially identical notes registered under the Securities Act of 1933 (the “Exchange Notes”), with substantially all of the New Senior Notes being exchanged for Exchange Notes. At November 30, 2006, the carrying value of the Exchange Notes was $499.1 million.

In March 2006, the Company initiated a commercial paper program (the “Program”) under which the Company may, from time-to-time, issue short-term unsecured notes in an aggregate amount not to exceed $2.0 billion. This Program has allowed the Company to obtain more favorable short-term borrowing rates than it would obtain otherwise. The Program is exempt from the registration requirements of the Securities Act of 1933. Issuances under the Program are guaranteed by all of the Company’s wholly-owned subsidiaries that are also guarantors of its New Facility. At November 30, 2006, no amounts were outstanding under the Program.

The Company also has an agreement with a financial institution whereby it can enter into short-term, unsecured, fixed-rate notes from time-to-time. At November 30, 2006, no amounts were outstanding related to these notes.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 2005, the Company sold $300 million of 5.125% senior notes due 2010 (the “5.125% Senior Notes”) at a price of 99.905% in a private placement. Proceeds from the offering, after initial purchaser’s discount and expenses, were $298.2 million. The Company added the proceeds to the Company’s working capital to be used for general corporate purposes. Interest on the 5.125% Senior Notes is due semi-annually. The 5.125% Senior Notes are unsecured and unsubordinated. Substantially all of the Company’s subsidiaries other than finance company subsidiaries guaranteed the 5.125% Senior Notes. In 2006, the Company exchanged the 5.125% Senior Notes for registered notes. The registered notes have substantially identical terms as the 5.125% Senior Notes, except that the registered notes do not include transfer restrictions that are applicable to the 5.125% Senior Notes. At November 30, 2006 and 2005, the carrying value of the 5.125% Senior Notes was $299.8 million and $299.7 million, respectively.

In July 2005, the Company sold $200 million of 5.60% Senior Notes due 2015 (the “Senior Notes”) at a price of 101.407%. The Senior Notes were the same issue as the Senior Notes the Company sold in April 2005. Proceeds from the offering, after initial purchaser’s discount and expenses, were $203.9 million. The Company added the proceeds to the Company’s working capital to be used for general corporate purposes. Interest on the Senior Notes is due semi-annually. The Senior Notes are unsecured and unsubordinated. Substantially all of the Company’s subsidiaries other than finance company subsidiaries guaranteed the Senior Notes. At November 30, 2006 and 2005, the carrying value of the Senior Notes sold in April and July 2005 was $502.0 million and $502.1 million, respectively.

In May 2005, the Company redeemed all of its outstanding 9.95% senior notes due 2010 (the “Notes”). The redemption price was $337.7 million, or 104.975% of the principal amount of the Notes outstanding, plus accrued and unpaid interest as of the redemption date. The redemption of the Notes resulted in a $34.9 million pretax loss.

In April 2005, the Company sold $300 million of 5.60% Senior Notes due 2015 (the “Senior Notes”) at a price of 99.771%. Substitute registered notes were subsequently issued for the April and July 2005 Senior Notes. Proceeds from the offering, after initial purchaser’s discount and expenses, were $297.5 million. The Company added the proceeds to the Company’s working capital to be used for general corporate purposes. Interest on the Senior Notes is due semi-annually. The Senior Notes are unsecured and unsubordinated. Substantially all of the Company’s subsidiaries other than finance company subsidiaries guaranteed the Senior Notes.

In August 2004, the Company sold $250 million of 5.50% senior notes due 2014 at a price of 98.842% in a private placement. Proceeds from the offering, after initial purchaser’s discount and expenses, were $245.5 million. The Company used the proceeds to repay borrowings under its Credit Facility. Interest on the 5.50% senior notes is due semi-annually. The 5.50% senior notes are unsecured and unsubordinated. Substantially all of the Company’s subsidiaries, other than finance company subsidiaries, guaranteed the 5.50% senior notes. At November 30, 2006 and 2005, the carrying value of the 5.50% senior notes was $247.6 million and $247.3 million, respectively.

In March and April 2004, the Company issued a total of $300 million of senior floating-rate notes due 2009 (the “Floating Rate Notes”), in a registered offering, which are callable at par beginning in March 2006. Proceeds from the offerings, after underwriting discount and expenses, were $298.5 million. The Company used the proceeds to partially prepay a portion of the Credit Facilities and added the remainder to the Company’s working capital to be used for general corporate purposes. Interest on the Floating Rate Notes is three-month LIBOR plus 0.75% (6.15% as of November 30, 2006) and is payable quarterly. The Floating Rate Notes are unsecured and unsubordinated. Substantially all of the Company’s subsidiaries, other than finance company subsidiaries, guaranteed the Floating Rate Notes. At November 30, 2006 and 2005, the carrying value of the Floating Rate Notes was $300.0 million.

In February 2003, the Company issued $350 million of 5.95% senior notes due 2013 at a price of 98.287%. Substantially all of the Company’s subsidiaries, other than finance company subsidiaries, guaranteed the 5.95% senior notes. At November 30, 2006 and 2005, the carrying value of the 5.95% senior notes was $345.7 million and $345.2 million, respectively.

In February 1999, the Company issued $282 million of 7 5/8% senior notes due 2009. Substantially all of the Company’s subsidiaries, other than finance company subsidiaries, guaranteed the 7 5/8% senior notes. At November 30, 2006 and 2005, the carrying value of the 7 5/8% senior notes was $277.8 million and $276.3 million, respectively.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At November 30, 2006, the Company had mortgage notes on land and other debt bearing interest at rates up to 10.0% with an average interest rate of 6.1%. The notes are due through 2010 and are collateralized by land. At November 30, 2006 and 2005, the carrying value of the mortgage notes on land and other debt was $141.6 million and $264.8 million, respectively.

The minimum aggregate principal maturities of senior notes and other debts payable during the five years subsequent to November 30, 2006 are as follows:

Debt Maturities
(In thousands)
2007	$87,298
2008	35,949
2009	577,991
2010	317,932
2011	249,415

The remaining principal obligations are due subsequent to November 30, 2011. The Company’s debt arrangements contain certain financial covenants with which the Company was in compliance at November 30, 2006.

9.    Other Liabilities

	November 30,
	2006	2005
	(In thousands)
Income taxes currently payable	$40,259	463,588
Accrued compensation	302,038	396,614
Other	1,248,267	1,137,622

	$1,590,564	1,997,824

10.    Financial Services Segment

The assets and liabilities related to the Financial Services segment were as follows:

	November 30,
	2006	2005
	(In thousands)
Assets:
Cash	$116,657	149,786
Receivables, net	633,004	675,877
Loans held-for-sale, net	483,704	562,510
Loans held-for-investment, net	189,638	147,459
Investments held-to-maturity	59,571	32,146
Goodwill	61,205	57,988
Other	69,597	75,869

	$1,613,376	1,701,635

Liabilities:
Notes and other debts payable	$1,149,231	1,269,782
Other	212,984	167,918

	$1,362,215	1,437,700

At November 30, 2006, the Financial Services segment had warehouse lines of credit totaling $1.4 billion to fund its mortgage loan activities. Borrowings under the lines of credit were $1.1 billion and $1.2 billion, respectively, at November 30, 2006 and 2005 and were collateralized by mortgage loans and receivables on loans

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

sold but not yet funded by investors with outstanding principal balances of $1.3 billion at November 30, 2006 and 2005. There are several interest rate-pricing options, which fluctuate with market rates. The effective interest rate on the warehouse lines of credit at November 30, 2006 and 2005 was 6.1% and 5.1%, respectively. The warehouse lines of credit mature in September 2007 ($700 million) and in April 2008 ($670 million), at which time the Company expects the facilities to be renewed. At November 30, 2006 and 2005, the segment had advances under a conduit funding agreement with a major financial institution amounting to $1.7 million and $10.7 million, respectively. Borrowings under this agreement are collateralized by mortgage loans and had an effective interest rate of 6.2% and 5.0% at November 30, 2006 and 2005, respectively. The segment also has a $25 million revolving line of credit that matures in May 2007, at which time the segment expects the line of credit to be renewed. The line of credit is collateralized by certain assets of the segment and stock of certain title subsidiaries. Borrowings under the line of credit were $23.7 million and $23.6 million at November 30, 2006 and 2005, respectively, and had an effective interest rate of 6.3% and 4.9% at November 30, 2006 and 2005, respectively.

11.    Income Taxes

The provision (benefit) for income taxes consisted of the following:

From continuing operations
	Years Ended November 30,
	2006	2005	2004
	(In thousands)
Current:
Federal	$484,731	717,109	440,241
State	62,054	87,955	51,082

	546,785	805,064	491,323

Deferred:
Federal	(173,616)	9,232	71,615
State	(24,389)	988	9,917

	(198,005)	10,220	81,532

	$348,780	815,284	572,855

From discontinued operations
	Years Ended November 30,
	2006	2005	2004
	(In thousands)
Current:
Federal	$—	5,791	520
State	—	731	66

	—	6,522	586

Deferred:
Federal	—	(5)	6
State	—	(1)	1

	—	(6)	7

	$—	6,516	593

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant temporary differences that give rise to the net deferred tax asset were as follows:

	November 30,
	2006	2005
	(In thousands)
Deferred tax assets:
Reserves and accruals	$227,045	235,744
Inventory valuation adjustments	208,433	—
Capitalized expenses	139,695	83,727
Investments in unconsolidated entities	18,456	35,508
Other	65,227	26,463

Total deferred tax assets	658,856	381,442

Deferred tax liabilities:
Completed contract reporting differences	235,742	190,795
Section 461(f) deductions	34,960	34,960
Other	80,954	44,592

Total deferred tax liabilities	351,656	270,347

Net deferred tax asset	$307,200	111,095

At November 30, 2006 and 2005, the Homebuilding segments had a net deferred tax asset of $300.2 million and $104.5 million, respectively, which is included in other assets in the consolidated balance sheets.

At November 30, 2006 and 2005, the Financial Services segment had a net deferred tax asset of $7.0 million and $6.6 million, respectively, which is included in the assets of the Financial Services segment.

SFAS 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that a portion or all of the deferred tax asset will not be realized. Based on management’s assessment, it is more likely than not that the net deferred tax asset will be realized through future taxable earnings.

The American Jobs Creation Act of 2004 provided a tax deduction on qualified domestic production activities under Internal Revenue Code Section 199. The tax benefit from this deduction resulted in a 0.75% reduction in the effective tax rate for the year ended November 30, 2006.

A reconciliation of the statutory rate and the effective tax rate was as follows:

	Percentage of Pretax Earnings
	2006	2005	2004
Statutory rate	35.00%	35.00%	35.00%
State income taxes, net of federal income tax benefit	2.75%	2.75%	2.75%
Internal Revenue Code Section 199 benefit	(0.75)%	—	—

Effective rate	37.00%	37.75%	37.75%

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Earnings Per Share

Basic and diluted earnings per share for the years ended November 30, 2006, 2005 and 2004 were calculated as follows:

	2006	2005	2004
	(In thousands, except per share amounts)
Numerator—Basic earnings per share:
Earnings from continuing operations	$593,869	1,344,410	944,642
Earnings from discontinued operations	—	10,745	977

Numerator for basic earnings per share—net earnings	$593,869	1,355,155	945,619

Numerator—Diluted earnings per share:
Earnings from continuing operations	$593,869	1,344,410	944,642
Interest on 5.125% zero-coupon convertible senior subordinated notes due 2021, net of tax	1,565	7,699	8,557

Numerator for diluted earnings per share from continuing operations	595,434	1,352,109	953,199
Numerator for diluted earnings per share from discontinued operations	—	10,745	977

Numerator for diluted earnings per share—net earnings	$595,434	1,362,854	954,176

Denominator:
Denominator for basic earnings per share—weighted average shares	158,040	155,398	155,398
Effect of dilutive securities:
Employee stock options and nonvested shares	1,865	2,598	2,973
5.125% zero-coupon convertible senior subordinated notes due 2021	1,466	7,526	8,969

Denominator for diluted earnings per share—adjusted weighted average shares and assumed conversions	161,371	165,522	167,340

Basic earnings per share:
Earnings from continuing operations	$3.76	8.65	6.08
Earnings from discontinued operations	—	0.07	0.01

Net earnings	$3.76	8.72	6.09

Diluted earnings per share:
Earnings from continuing operations	$3.69	8.17	5.70
Earnings from discontinued operations	—	0.06	—

Net earnings	$3.69	8.23	5.70

Options to purchase 3.1 million shares and 1.7 million shares, respectively, in total of Class A and Class B common stock were outstanding and anti-dilutive for the years ended November 30, 2006 and 2004. For the year ended November 30, 2005, anti-dilutive options outstanding were not material.

In 2001, the Company issued 5.125% zero-coupon convertible senior subordinated notes due 2021, (“Convertible Notes”). The indenture relating to the Convertible Notes provided that the Convertible Notes were convertible into the Company’s Class A common stock during limited periods after the market price of the Company’s Class A common stock exceeds 110% of the accreted conversion price at the rate of 14.2 Class A common shares per $1,000 face amount of notes at maturity, which would total 9.0 million shares. For this purpose, the “market price” is the average closing price of the Company’s Class A common stock over the last twenty trading days of a fiscal quarter.

In April 2006, substantially all of the Company’s outstanding Convertible Notes were converted by the noteholders into 4.9 million Class A common shares. Convertible Notes not converted by the noteholders were not material and were redeemed by the Company on April 4, 2006. During the year ended November 30, 2005, $288.7 million face value of Convertible Notes were converted to 4.1 million shares of the Company’s Class A common stock. The weighted average amount of shares issued upon conversion is included in the calculation of basic earnings per share from the date of conversion. The calculation of diluted earnings per share included

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.5 million shares for the year ended November 30, 2006, compared to 7.5 million and 9.0 million shares for the years ended 2005 and 2004, respectively, related to the dilutive effect of the Convertible Notes prior to conversion.

13.    Comprehensive Income

Comprehensive income represents changes in stockholders’ equity from non-owner sources. The components of comprehensive income were as follows:

	Years Ended November 30,
	2006	2005	2004
	(In thousands)
Net earnings	$593,869	1,355,155	945,619
Unrealized gains arising during period on interest rate swaps, net of tax	2,853	10,049	6,734
Unrealized gains arising during period on available-for-sale investment securities, net of tax	7	185	53
Reclassification adjustment for gains included in net earnings for available-for-sale investment securities, net of tax	(245)	—	—
Change to the Company’s portion of unconsolidated entity’s minimum pension liability, net of tax	565	(880)	(386)

Comprehensive income	$597,049	1,364,509	952,020

The Company’s effective tax rate was 37.00% in 2006 and 37.75% in both 2005 and 2004.

Accumulated other comprehensive loss consisted of the following at November 30, 2006 and 2005:

	November 30,
	2006	2005
	(In thousands)
Unrealized loss on interest rate swaps	$(1,340)	(4,193)
Unrealized gain on available-for-sale investment securities	—	238
Unrealized loss on Company’s portion of unconsolidated entity’s minimum pension liability	(701)	(1,266)

Accumulated other comprehensive loss	$(2,041)	(5,221)

14.    Capital Stock

Preferred Stock

The Company is authorized to issue 500,000 shares of preferred stock with a par value of $10 per share and 100 million shares of participating preferred stock with a par value of $0.10 per share. No shares of preferred stock or participating preferred stock have been issued as of November 30, 2006.

Common Stock

During 2006, 2005 and 2004, Class A and Class B common stockholders received per share annual dividends of $0.64, $0.57 and $0.51, respectively. In September 2005, the Company’s Board of Directors voted to increase the annual dividend rate with regard to the Company’s Class A and Class B common stock to $0.64 per share per year (payable quarterly) from $0.55 per share per year (payable quarterly).

As of November 30, 2006, Stuart A. Miller, the Company’s President, Chief Executive Officer and a Director, directly owned, or controlled through family-owned entities, shares of Class A and Class B common stock, which represented approximately 49% voting power of the Company’s stock.

In June 2001, the Company’s Board of Directors authorized a stock repurchase program to permit the purchase of up to 20 million shares of its outstanding common stock. During 2006, the Company repurchased a

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

total of 6.2 million shares of the outstanding common stock under the stock repurchase program for an aggregate purchase price including commissions of $320.1 million, or $51.59 per share. During 2005, the Company repurchased a total of 5.1 million shares of its outstanding Class A common stock under the stock repurchase program for an aggregate purchase price including commissions of $274.9 million, or $53.38 per share. During 2004, the Company granted approximately 2.4 million stock options to employees under the Company’s 2003 Stock Option and Restricted Stock Plan, and repurchased a similar number of shares of its outstanding Class A common stock under the stock repurchase program for an aggregate purchase price including commissions of approximately $109.6 million, or $45.64 per share. As of November 30, 2006, 6.2 million shares of common stock can be repurchased in the future under the program.

In addition to the common shares purchased under the Company’s stock repurchase program, the Company repurchased approximately 0.1 million and 0.2 million Class A common shares during the years ended November 30, 2006 and 2005, respectively, related to the vesting of restricted stock and distributions of common stock from the Company’s deferred compensation plan.

Restrictions on Payment of Dividends

Other than to maintain the financial ratios and net worth required by the New Facility, there are no restrictions on the payment of dividends on common stock by the Company. There are no agreements which restrict the payment of dividends by subsidiaries of the Company other than to maintain the financial ratios and net worth requirements under the Financial Services segment’s warehouse lines of credit.

401(k) Plan

Under the Company’s 401(k) Plan (the “Plan”), contributions made by employees can be invested in a variety of mutual funds or proprietary funds provided by the Plan trustee. The Company may also make contributions for the benefit of employees. The Company records as compensation expense its contribution to the 401(k) Plan. This amount was $19.0 million in 2006, $12.0 million in 2005 and $10.3 million in 2004.

15.    Share-Based Payments

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

Prior to December 1, 2005, the Company accounted for stock option awards granted under the plans in accordance with the recognition and measurement provisions of APB 25 and related Interpretations, as permitted by SFAS 123. Share-based employee compensation expense was not recognized in the Company’s consolidated statements of earnings prior to December 1, 2005, as all stock option awards granted under the plans had an exercise price equal to or greater than the market value of the common stock on the date of the grant. Effective December 1, 2005, the Company adopted the provisions of SFAS 123R using the modified-prospective-transition method. Under this transition method, compensation expense recognized during the year ended November 30, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of, December 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to December 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified-prospective-transition method, results for prior periods have not been restated.

As a result of adopting SFAS 123R, the charge to earnings before provision for income taxes for the year ended November 30, 2006 was $25.6 million. The impact of adopting SFAS 123R on net earnings for the year ended November 30, 2006 was $18.5 million. The impact of adopting SFAS 123R on basic and diluted earnings per share for the year ended November 30, 2006 was $0.12 per share and $0.11 per share, respectively.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior to the adoption of SFAS 123R, the Company presented all tax benefits related to deductions resulting from the exercise of stock options as cash flows from operating activities in the consolidated statements of cash flows. SFAS 123R requires that cash flows resulting from tax benefits related to tax deductions in excess of the compensation expense recognized for those options (excess tax benefits) be classified as financing cash flows. As a result, the Company classified $7.1 million of excess tax benefits as financing cash inflows for the year ended November 30, 2006.

The following table illustrates the effect on net earnings and earnings per share for the years ended November 30, 2005 and 2004, if the Company had applied the fair value recognition provisions of SFAS 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, to stock options awards granted under the Company’s share-based payment plans. For purposes of this pro forma disclosure, the value of the stock option awards is estimated using a Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods.

	Years Ended November 30,
	2005	2004
	(In thousands, except per share amounts)
Net earnings, as reported	$1,355,155	945,619
Add: Total stock-based employee compensation expense included in reported net earnings, net of tax	3,999	1,868
Deduct: Total stock-based employee compensation expense determined under fair market value based method for all awards, net of tax	(16,912)	(13,086)

Pro forma net earnings	$1,342,242	934,401

Earnings per share:
Basic—as reported	$8.72	6.09

Basic—pro forma	$8.64	6.01

Diluted—as reported	$8.23	5.70

Diluted—pro forma	$8.16	5.63

Compensation expense related to the Company’s share-based awards for the year ended November 30, 2006 was $36.6 million of which $25.6 million related to stock options resulting from the adoption of SFAS 123R and $11.0 million related to nonvested shares. During the years ended November 30, 2005 and 2004, compensation expense related to the Company’s share-based awards was $6.9 million and $3.0 million, respectively, which primarily related to nonvested shares. The total income tax benefit recognized in the consolidated statement of earnings for share-based awards during the year ended November 30, 2006 was $10.0 million of which $7.1 million related to stock options resulting from the adoption of SFAS 123R and $2.9 million related to nonvested shares. During the years ended November 30, 2005 and 2004, the income tax benefit recognized in the consolidated statements of earnings for share-based awards was $2.6 million and $1.1 million, respectively, all of which related to nonvested shares.

Cash received from stock options exercised during the years ended November 30, 2006, 2005 and 2004 was $31.1 million, $38.1 million and $14.5 million, respectively. The tax deductions related to stock options exercised during the years ended November 30, 2006, 2005 and 2004 were $12.1 million, $23.2 million and $8.6 million, respectively.

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

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of these options was determined at the date of the grant using the Black-Scholes option-pricing model. The significant weighted average assumptions for the years ended November 30, 2006, 2005 and 2004 were as follows:

	2006	2005	2004
Dividend yield	1.1%	1.0%	1.1%
Volatility rate	31% - 34%	27% - 34%	27% - 36%
Risk-free interest rate	4.1% - 5.0%	3.8% - 4.6%	2.8% - 4.5%
Expected option life (years)	2.0 - 5.0	2.0 - 5.0	2.0 - 5.0

A summary of the Company’s stock option activity for the year ended November 30, 2006 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (In thousands)
Outstanding at November 30, 2005	7,159,548	$35.92
Grants	1,799,100	$61.37
Forfeited or expired	(563,860)	$48.38
Exercises	(1,194,076)	$26.11

Outstanding at November 30, 2006	7,200,712	$42.93	2.9	$87,242

Vested and expected to vest in the future at November 30, 2006	6,358,637	$41.87	2.9	$83,361

Exercisable at November 30, 2006	2,257,242	$28.27	2.4	$54,121

Available for grant at November 30, 2006	3,458,027

A summary of the Company’s stock option activity for the years ended November 30, 2005 and 2004 was as follows:

	2005		2004
	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price
Outstanding, beginning of year	8,025,292	$28.26	6,660,968	$20.01
Grants	1,581,125	$55.46	2,478,796	$46.42
Forfeited or expired	(541,853)	$34.02	(240,386)	$33.17
Exercises	(1,905,016)	$20.01	(874,086)	$16.55

Outstanding, end of year	7,159,548	$35.92	8,025,292	$28.26

Exercisable, end of year	1,390,848	$22.36	1,338,425	$15.87

Available for grant, end of year	5,408,359		7,440,704

The weighted average fair value of options granted during the years ended November 30, 2006, 2005 and 2004 was $17.27, $16.02 and $13.27, respectively. The total intrinsic value of options exercised during the years ended November 30, 2006, 2005 and 2004 was $36.1 million, $70.2 million and $27.6 million, respectively.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of nonvested shares is determined based on the average trading price of the Company’s common stock on the grant date. The weighted average fair value of nonvested shares granted during the years ended November 30, 2006 and 2005 was $57.09 and $61.93, respectively. There were no nonvested shares granted during the year ended November 30, 2004. A summary of the Company’s nonvested shares activity for the year ended November 30, 2006 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested restricted shares at November 30, 2005	724,000	$61.65
Grants	661,792	$57.09
Vested	(72,744)	$60.99
Forfeited	(51,280)	$59.23

Nonvested restricted shares at November 30, 2006	1,261,768	$59.40

At November 30, 2006, there was $74.0 million of unrecognized compensation expense related to unvested share-based awards granted under the Company’s share-based payment plans, of which $40.7 million relates to stock options and $33.4 million relates to nonvested shares. That expense is expected to be recognized over a weighted-average period of 3.2 years. During the years ended November 30, 2006, 2005 and 2004, 0.1 million nonvested shares, 0.5 million nonvested shares and 0.5 million nonvested shares, respectively, vested. The tax deductions related to nonvested share activity during 2006, 2005 and 2004 were $3.7 million, $16.0 million and $4.5 million, respectively.

16.    Deferred Compensation Plan

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

Restricted stock is deferred under the Deferred Compensation Plan by surrendering the restricted stock in exchange for the right to receive in the future a number of shares equal to the number of restricted shares that are surrendered. The surrender is reflected as a reduction in stockholders’ equity equal to the fair value of the restricted stock when it was issued, with an offsetting increase in stockholders’ equity to reflect a deferral of the compensation expense related to the surrendered restricted stock. Changes in the fair value of the shares that will be issued in the future are not reflected in the consolidated financial statements.

As of November 30, 2006, approximately 172,000 Class A common shares and 17,200 Class B common shares of restricted stock had been surrendered in exchange for rights under the Deferred Compensation Plan, resulting in a reduction in stockholders’ equity of $1.6 million fully offset by an increase in stockholders’ equity to reflect the deferral of compensation in that amount. Shares that the Company is obligated to issue in the future under the Deferred Compensation Plan are treated as outstanding shares in both the Company’s basic and diluted earnings per share calculations for the years ended November 30, 2006, 2005 and 2004.

17.    Financial Instruments

The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at November 30, 2006 and 2005, using available market information and what the Company believes to be appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies might have a material effect on the estimated fair value amounts. The table excludes cash, restricted cash, receivables and accounts payable, which had fair values approximating their carrying values due to the short maturities of these instruments.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	November 30,
	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
ASSETS
Homebuilding:
Investments—trading	$8,544	8,544	8,660	8,660
Investments—available-for-sale	—	—	8,883	8,883
Financial services:
Loans held-for-sale, net	$483,704	483,704	562,510	562,510
Loans held-for-investment, net	189,638	187,672	147,459	145,219
Investments—held-to-maturity	59,571	59,546	32,146	32,149
LIABILITIES
Homebuilding:
Senior notes and other debts payable	$2,613,503	2,626,235	2,592,772	2,700,893
Financial services:
Notes and other debts payable	$1,149,231	1,149,231	1,269,782	1,269,782
OTHER FINANCIAL INSTRUMENTS
Homebuilding liabilities:
Interest rate swaps	$2,128	2,128	6,737	6,737
Financial services liabilities:
Commitments to originate loans	$626	626	112	112
Forward commitments to sell loans and option contracts	(3,444)	(3,444)	477	477

The following methods and assumptions are used by the Company in estimating fair values:

Homebuilding—Since there are no quoted market prices for investments classified as available-for-sale, the fair value is estimated from available yield curves for investments of similar quality and terms. The fair value for investments classified as trading is based on quoted market prices. For senior notes and other debts payable, the fair value of fixed-rate borrowings is based on quoted market prices. Variable-rate borrowings are tied to market indices and therefore approximate fair value. The fair value for interest rate swaps is based on dealer quotations and generally represents an estimate of the amount the Company would pay or receive to terminate the agreement at the reporting date.

Financial services—The fair values are based on quoted market prices, if available. The fair values for instruments that do not have quoted market prices are estimated by the Company on the basis of discounted cash flows or other financial information.

The Homebuilding operations utilize interest rate swap agreements to manage interest costs and hedge against risks associated with changing interest rates. Counterparties to these agreements are major financial institutions. Credit losses from counterparty non-performance are not anticipated. A majority of the Homebuilding operations’ variable interest rate borrowings are based on the LIBOR index. At November 30, 2006, the Homebuilding operations had three interest rate swap agreements outstanding with a total notional amount of $200 million, which will mature at various dates through fiscal 2008. These agreements fixed the LIBOR index at an average interest rate of 6.8% at November 30, 2006. The effect of interest rate swap agreements on interest incurred and on the average interest rate was an increase of $3.8 million and 0.10%, respectively, for the year ended November 30, 2006, an increase of $11.0 million and 0.40%, respectively, for the year ended November 30, 2005 and an increase of $16.5 million and 0.89%, respectively, for the year ended November 30, 2004.

The Financial Services segment had a pipeline of loan applications in process of $2.9 billion at November 30, 2006. Loans in process for which interest rates were committed to the borrowers totaled approximately $323.9 million as of November 30, 2006. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers, the total commitments do not necessarily represent future cash requirements.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Financial Services segment uses mandatory mortgage-backed securities (“MBS”) forward commitments and MBS option contracts to hedge its interest rate exposure during the period from when it extends an interest rate lock to a loan applicant until the time at which the loan is sold to an investor. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk is managed by entering into MBS forward commitments and MBS option contracts only with investment banks with primary dealer status and loan sales transactions with permanent investors meeting the segment’s credit standards. The segment’s risk, in the event of default by the purchaser, is the difference between the contract price and current fair value. At November 30, 2006, the segment had open commitments amounting to $335.0 million to sell MBS with varying settlement dates through January 2007.

18.    Consolidation of Variable Interest Entities

The Company follows FIN 46(R), which requires the consolidation of certain entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.

Unconsolidated Entities

At November 30, 2006, the Company had investments in and advances to unconsolidated entities established to acquire and develop land for sale to the Company in connection with its homebuilding operations, for sale to third parties or for the construction of homes for sale to third-party homebuyers. The Company evaluated all agreements under FIN 46(R) during 2006 that were entered into or had reconsideration events and it consolidated entities that at November 30, 2006 had total combined assets and liabilities of $167.8 million and $123.3 million, respectively.

At November 30, 2006 and 2005, the Company’s recorded investment in unconsolidated entities was $1.4 billion and $1.3 billion, respectively. The Company’s estimated maximum exposure to loss with regard to unconsolidated entities was primarily its recorded investments in these entities and the exposure under the guarantees discussed in Note 6.

Option Contracts

In the Company’s homebuilding operations, the Company has access to land through option contracts, which generally enables it to defer acquiring portions of properties owned by third parties (including land funds) and unconsolidated entities until the Company is ready to build homes on them.

At November 30, 2006, the Company had access through option contracts to 189,279 homesites, of which 94,758 were through option contracts with third parties and 94,521 were through option contracts with unconsolidated entities in which the Company has investments. At November 30, 2005, the Company had access through option contracts to 222,119 homesites, of which 127,013 were through option contracts with third parties and 95,106 were through option contracts with unconsolidated entities in which the Company has investments.

A majority of the Company’s option contracts require a non-refundable cash deposit or irrevocable letter of credit based on a percentage of the purchase price of the land. These options are generally rolling options, in which the Company acquires homesites based on pre-determined take-down schedules. The Company’s option contracts often include price escalators, which adjust the purchase price of the land to its approximate fair value at time of the acquisition. The exercise periods of the Company’s option contracts vary on a case-by-case basis, but generally range from one to ten years.

The Company’s investments in option contracts are recorded at cost unless those investments are determined to be impaired, in which case the Company’s investments are written down to fair value. The Company reviews option contracts for impairment during each reporting period in accordance with SFAS 144. The most significant indicator of impairment is a decline in the fair value of the optioned property such that the purchase and development of the optioned property would no longer meet the Company’s targeted return on investment. Such declines could be caused by a variety of factors including increased competition, decreases in demand or changes in local regulations that adversely impact the cost of development. Changes in any of these factors would cause the Company to re-evaluate the likelihood of exercising its land options.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Each option contract contains a predetermined take-down schedule for the optioned land parcels. However, in almost all instances, the Company is not required to purchase land in accordance with those take-down schedules. In substantially all instances, the Company has the right and ability to not exercise its option and forfeit its deposit without further penalty, other than termination of the option and loss of any unapplied portion of its deposit and pre-acquisition costs. Therefore, in substantially all instances, the Company does not consider the take-down price to be a firm contractual obligation. When the Company permits an option to terminate or walks away from an option, it writes-off any unapplied deposit and pre-acquisition costs. For the year ended November 30, 2006, the Company wrote-off $152.2 million of option deposits and pre-acquisition costs related to 24,235 homesites under option that it does not intend to purchase, compared to $15.1 million in 2005.

In very limited cases, the land seller can enforce the take-down schedule by requiring the Company to exercise its option. The Company records the option contract as a financing arrangement when required in accordance with SFAS No. 49, Accounting for Product Financing Arrangements, and records the optioned property and related take-down liability in its consolidated financial statements.

The Company evaluated all option contracts for land when entered into or upon a reconsideration event and determined it was the primary beneficiary of certain of these option contracts. Although the Company does not have legal title to the optioned land, under FIN 46(R), the Company, if it is deemed to be the primary beneficiary, is required to consolidate the land under option at the purchase price of the optioned land. During 2006 and 2005, the effect of the consolidation of these option contracts was an increase of $548.7 million and $516.3 million, respectively, to consolidated inventory not owned with a corresponding increase to liabilities related to consolidated inventory not owned in the accompanying consolidated balance sheets as of November 30, 2006 and 2005. This increase was offset primarily by the Company exercising its options to acquire land under certain contracts previously consolidated under FIN 46(R), resulting in a net increase in consolidated inventory not owned of $1.8 million. To reflect the purchase price of the inventory consolidated under FIN 46(R), the Company reclassified $80.7 million of related option deposits from land under development to consolidated inventory not owned in the accompanying consolidated balance sheet as of November 30, 2006. The liabilities related to consolidated inventory not owned represent the difference between the purchase price of the optioned land and the Company’s cash deposits.

At November 30, 2006 and 2005, the Company’s exposure to loss related to its option contracts with third parties and unconsolidated entities consisted of its non-refundable option deposits and advanced costs totaling $785.9 million and $741.6 million, respectively. Additionally, the Company posted $553.4 million of letters of credit in lieu of cash deposits under certain option contracts as of November 30, 2006.

19.    Commitments and Contingent Liabilities

The Company is party to various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, the disposition of these matters will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

The Company is subject to the usual obligations associated with entering into contracts (including option contracts) for the purchase, development and sale of real estate, which it does in the routine conduct of its business. Option contracts for the purchase of land generally enable the Company to defer acquiring portions of properties owned by third parties and certain unconsolidated entities until the Company is ready to build homes on them. The use of option contracts allows the Company to reduce the financial risks associated with long-term land holdings. At November 30, 2006, the Company had access to acquire 189,279 homesites through option contracts with third parties and agreements with unconsolidated entities in which the Company had investments. At November 30, 2006, the Company had $785.9 million of non-refundable option deposits and advanced costs related to certain of these homesites, which were included in inventories in the consolidated balance sheet.

At November 30, 2006 and 2005, the Company had $124.5 million and $69.3 million, respectively, of reserves recorded in accordance with SFAS No. 5, Accounting for Contingencies, for income tax filing positions and related interest based on the Company’s evaluation that uncertainty exists in sustaining the deductions. This reserve is included in other liabilities in the consolidated balance sheets.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has entered into agreements to lease certain office facilities and equipment under operating leases. Future minimum payments under the non-cancelable leases in effect at November 30, 2006 are as follows:

Lease Payments
(In thousands)
2007	$92,481
2008	60,018
2009	47,195
2010	33,381
2011	24,097
Thereafter	27,274

Rental expense for the years ended November 30, 2006, 2005 and 2004 was $140.6 million, $116.0 million and $84.7 million, respectively.

The Company is committed, under various letters of credit, to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit under these arrangements totaled $1.4 billion at November 30, 2006. The Company also had outstanding performance and surety bonds related to site improvements at various projects with estimated costs to complete of $1.8 billion. The Company does not believe there will be any draws upon these bonds, but if there were any, they would not have a material effect on the Company’s financial position, results of operations or cash flows.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20.    Supplemental Financial Information

The Company’s obligations to pay principal, premium, if any, and interest under its New Facility, senior floating-rate notes due 2009, 7 5/8% senior notes due 2009, 5.125% senior notes due 2010, 5.95% senior notes due 2011, 5.95% senior notes due 2013, 5.50% senior notes due 2014, 5.60% senior notes due 2015 and 6.50% senior notes due 2016 are guaranteed by substantially all of the Company’s subsidiaries other than finance company subsidiaries. The guarantees are full and unconditional and the guarantor subsidiaries are 100% directly or indirectly owned by Lennar Corporation. The guarantees are joint and several, subject to limitations as to each guarantor designed to eliminate fraudulent conveyance concerns. The Company has determined that separate, full financial statements of the guarantors would not be material to investors and, accordingly, supplemental financial information for the guarantors is presented as follows:

Consolidating Balance Sheet

November 30, 2006

	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
ASSETS
Homebuilding:
Cash, restricted cash and receivables, net	$422,373	395,261	27,867	—	845,501
Inventories	—	7,523,554	307,929	—	7,831,483
Investments in unconsolidated entities	—	1,435,346	11,832	—	1,447,178
Goodwill	—	196,638	—	—	196,638
Other assets	360,708	104,200	9,182	—	474,090
Investments in subsidiaries	7,839,517	486,461	—	(8,325,978)	—

	8,622,598	10,141,460	356,810	(8,325,978)	10,794,890
Financial services	—	25,108	1,588,268	—	1,613,376

Total assets	$8,622,598	10,166,568	1,945,078	(8,325,978)	12,408,266

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable and other liabilities	$605,834	1,644,304	91,922	—	2,342,060
Liabilities related to consolidated inventory not owned	—	333,723	—	—	333,723
Senior notes and other debts payable	2,471,928	53,720	87,855	—	2,613,503
Intercompany	(156,536)	288,570	(132,034)	—	—

	2,921,226	2,320,317	47,743	—	5,289,286
Financial services	—	6,734	1,355,481	—	1,362,215

Total liabilities	2,921,226	2,327,051	1,403,224	—	6,651,501
Minority interest	—	—	55,393	—	55,393
Stockholders’ equity	5,701,372	7,839,517	486,461	(8,325,978)	5,701,372

Total liabilities and stockholders’ equity	$8,622,598	10,166,568	1,945,078	(8,325,978)	12,408,266

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

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Earnings

Year Ended November 30, 2006

	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Revenues:
Homebuilding	$—	15,314,843	308,197	—	15,623,040
Financial services	—	9,497	687,091	(52,966)	643,622

Total revenues	—	15,324,340	995,288	(52,966)	16,266,662

Costs and expenses:
Homebuilding	—	14,431,385	255,720	(9,540)	14,677,565
Financial services	—	28,310	523,959	(58,450)	493,819
Corporate general and administrative	193,307	—	—	—	193,307

Total costs and expenses	193,307	14,459,695	779,679	(67,990)	15,364,691

Equity in loss from unconsolidated entities	—	(12,536)	—	—	(12,536)
Management fees and other income, net	15,024	62,387	4,242	(15,024)	66,629
Minority interest expense, net	—	—	13,415	—	13,415

Earnings (loss) before provision (benefit) for income taxes	(178,283)	914,496	206,436	—	942,649
Provision (benefit) for income taxes	(65,965)	338,364	76,381	—	348,780
Equity in earnings from subsidiaries	706,187	130,055	—	(836,242)	—

Net earnings	$593,869	706,187	130,055	(836,242)	593,869

Consolidating Statement of Earnings

Year Ended November 30, 2005

	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(Dollars in thousands)
Revenues:
Homebuilding	$—	12,908,793	395,806	—	13,304,599
Financial services	—	9,109	586,424	(33,161)	562,372

Total revenues	—	12,917,902	982,230	(33,161)	13,866,971

Costs and expenses:
Homebuilding	—	10,922,398	297,221	(4,375)	11,215,244
Financial services	—	11,915	471,728	(26,039)	457,604
Corporate general and administrative	187,257	—	—	—	187,257

Total costs and expenses	187,257	10,934,313	768,949	(30,414)	11,860,105

Equity in earnings from unconsolidated entities	—	133,814	—	—	133,814
Management fees and other income (expense), net	(2,747)	97,588	1,364	2,747	98,952
Minority interest expense, net	—	—	45,030	—	45,030
Loss on redemption of 9.95% senior notes	34,908	—	—	—	34,908

Earnings (loss) from continuing operations before provision (benefit) for income taxes	(224,912)	2,214,991	169,615	—	2,159,694
Provision (benefit) for income taxes	(84,904)	836,159	64,029	—	815,284

Earnings (loss) from continuing operations	(140,008)	1,378,832	105,586	—	1,344,410
Earnings from discontinued operations, net of tax	—	—	10,745	—	10,745
Equity in earnings from subsidiaries	1,495,163	116,331	—	(1,611,494)	—

Net earnings	$1,355,155	1,495,163	116,331	(1,611,494)	1,355,155

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Earnings

Year Ended November 30, 2004

	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Revenues:
Homebuilding	$—	9,688,964	311,668	—	10,000,632
Financial services	—	18,000	510,322	(27,986)	500,336

Total revenues	—	9,706,964	821,990	(27,986)	10,500,968

Costs and expenses:
Homebuilding	—	8,385,081	247,681	(2,995)	8,629,767
Financial services	—	14,736	399,860	(24,991)	389,605
Corporate general and administrative	141,722	—	—	—	141,722

Total costs and expenses	141,722	8,399,817	647,541	(27,986)	9,161,094

Equity in earnings from unconsolidated entities	—	90,739	—	—	90,739
Management fees and other income (expense), net	—	97,959	(279)	—	97,680
Minority interest expense, net	—	—	10,796	—	10,796

Earnings (loss) from continuing operations before provision (benefit) for income taxes	(141,722)	1,495,845	163,374	—	1,517,497
Provision (benefit) for income taxes	(53,500)	564,681	61,674	—	572,855

Earnings (loss) from continuing operations	(88,222)	931,164	101,700	—	944,642
Earnings from discontinued operations, net of tax	—	—	977	—	977
Equity in earnings from subsidiaries	1,033,841	102,677	—	(1,136,518)	—

Net earnings	$945,619	1,033,841	102,677	(1,136,518)	945,619

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows

Year Ended November 30, 2006

	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings from continuing operations	$593,869	706,187	130,055	(836,242)	593,869
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities	(623,428)	(764,757)	512,724	836,242	(39,219)

Net cash provided by (used in) operating activities	(29,559)	(58,570)	642,779	—	554,650

Cash flows from investing activities:
Increase in investments in unconsolidated entities, net	—	(407,694)	—	—	(407,694)
Acquisitions, net of cash acquired	—	(30,329)	(2,884)	—	(33,213)
Other	(5,927)	(6,766)	47,131	—	34,438

Net cash provided by (used in) investing activities	(5,927)	(444,789)	44,247	—	(406,469)

Cash flows from financing activities:
Net repayments under financial services debt	—	—	(120,858)	—	(120,858)
Net proceeds from 5.95% senior notes	248,665	—	—	—	248,665
Net proceeds from 6.50% senior notes	248,933	—	—	—	248,933
Redemption of senior floating-rate notes due 2007	(200,000)	—	—	—	(200,000)
Net repayments under other debt	(2,336)	(138,161)	(7,807)	—	(148,304)
Net payments related to minority interests	—	—	(71,351)	—	(71,351)
Excess tax benefits from share-based awards	7,103	—	—	—	7,103
Common stock:
Issuances	31,131	—	—	—	31,131
Repurchases	(323,229)	—	—	—	(323,229)
Dividends	(101,295)	—	—	—	(101,295)
Intercompany	145,892	364,892	(510,784)	—	—

Net cash provided by (used in) financing activities	54,864	226,731	(710,800)	—	(429,205)

Net increase (decrease) in cash	19,378	(276,628)	(23,774)	—	(281,024)
Cash at beginning of year	401,467	495,081	162,795	—	1,059,343

Cash at end of year	$420,845	218,453	139,021	—	778,319

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows

Year Ended November 30, 2005

	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings from continuing operations	$1,355,155	1,495,163	105,586	(1,611,494)	1,344,410
Net earnings from discontinued operations	—	—	10,745	—	10,745
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities	(1,091,091)	(1,325,709)	(226,874)	1,611,494	(1,032,180)

Net cash provided by (used in) operating activities	264,064	169,454	(110,543)	—	322,975

Cash flows from investing activities:
Increase in investments in unconsolidated entities, net	—	(453,017)	—	—	(453,017)
Acquisitions, net of cash acquired	—	(414,079)	(1,970)	—	(416,049)
Other	(5,463)	(22,151)	(106,893)	—	(134,507)

Net cash used in investing activities	(5,463)	(889,247)	(108,863)	—	(1,003,573)

Cash flows from financing activities:
Net borrowings under financial services short-term debt	—	—	372,849	—	372,849
Net proceeds from 5.125% senior notes	298,215	—	—	—	298,215
Net proceeds from 5.60% senior notes	501,460	—	—	—	501,460
Redemption of 9.95% senior notes	(337,731)	—	—	—	(337,731)
Net repayments under other borrowings	—	(75,209)	(61,833)	—	(137,042)
Net payments related to minority interests	—	—	(33,181)	—	(33,181)
Common stock:
Issuances	38,069	—	—	—	38,069
Repurchases	(289,284)	—	—	—	(289,284)
Dividends	(89,229)	—	—	—	(89,229)
Intercompany	(1,090,578)	1,146,903	(56,325)	—	—

Net cash provided by (used in) financing activities	(969,078)	1,071,694	221,510	—	324,126

Net increase (decrease) in cash	(710,477)	351,901	2,104	—	(356,472)
Cash at beginning of year	1,111,944	143,180	160,691	—	1,415,815

Cash at end of year	$401,467	495,081	162,795	—	1,059,343

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows

Year Ended November 30, 2004

	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings from continuing operations	$945,619	1,033,841	101,700	(1,136,518)	944,642
Net earnings from discontinued operations	—	—	977	—	977
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities	(576,392)	(857,956)	(227,597)	1,136,518	(525,427)

Net cash provided by (used in) operating activities	369,227	175,885	(124,920)	—	420,192

Cash flows from investing activities:
Increase in investments in unconsolidated entities, net	—	(420,597)	—	—	(420,597)
Acquisitions, net of cash acquired	—	(93,082)	(12,648)	—	(105,730)
Other	(15,110)	17,955	(10,625)	—	(7,780)

Net cash used in investing activities	(15,110)	(495,724)	(23,273)	—	(534,107)

Cash flows from financing activities:
Net borrowings under financial services debt	—	—	162,277	—	162,277
Net proceeds from senior floating-rate notes due 2007	199,300	—	—	—	199,300
Net proceeds from senior floating-rate notes due 2009	298,500	—	—	—	298,500
Net proceeds from 5.50% senior notes	245,480	—	—	—	245,480
Net repayments under term loan B and other borrowings	(296,000)	(74,721)	(33,368)	—	(404,089)
Net payments related to minority interests	—	—	(18,396)	—	(18,396)
Common stock:
Issuances	14,537	—	—	—	14,537
Repurchases	(113,582)	—	—	—	(113,582)
Dividends	(79,945)	—	—	—	(79,945)
Intercompany	(403,966)	274,080	129,886	—	—

Net cash provided by (used in) financing activities	(135,676)	199,359	240,399	—	304,082

Net increase (decrease) in cash	218,441	(120,480)	92,206	—	190,167
Cash at beginning of year	893,503	263,660	68,485	—	1,225,648

Cash at end of year	$1,111,944	143,180	160,691	—	1,415,815

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21.    Quarterly Data (unaudited)

	First	Second	Third	Fourth
	(In thousands, except per share amounts)
2006
Revenues	$3,240,659	4,577,503	4,182,435	4,266,065
Gross profit from sales of homes	$727,923	946,508	729,198	336,812
Earnings (loss) before provision (benefit) for income taxes	$409,606	515,472	328,055	(310,484)
Net earnings (loss)	$258,052	324,747	206,675	(195,605)
Earnings (loss) per share:
Basic	$1.64	2.04	1.31	(1.24)
Diluted	$1.58	2.00	1.30	(1.24)
2005
Revenues	$2,405,731	2,932,974	3,498,332	5,029,934
Gross profit from sales of homes	$544,443	654,082	846,448	1,256,473
Earnings from continuing operations before provision for income taxes	$309,645	374,689	541,772	933,588
Earnings from discontinued operations before provision for income taxes	$726	16,535	—	—
Net earnings	$193,206	243,537	337,253	581,159
Basic earnings per share:
Earnings from continuing operations	$1.25	1.51	2.18	3.70
Earnings from discontinued operations	$—	0.07	—	—

Net earnings	$1.25	1.58	2.18	3.70

Diluted earnings per share:
Earnings from continuing operations	$1.17	1.42	2.06	3.54
Earnings from discontinued operations	$—	0.06	—	—

Net earnings	$1.17	1.48	2.06	3.54

Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year.

22.    Subsequent Event

On December 29, 2006, the Company and LNR reached a definitive agreement to admit a new strategic partner into their LandSource joint venture (See Note 6 for additional information related to the LandSource joint venture). The transaction will result in a cash distribution to the Company and its current partner, LNR, of approximately $660 million each. For financial statement purposes, the transaction is expected to generate earnings of approximately $500 million for the Company, of which approximately $125 million will be recognized at closing and a potential of approximately $375 million could be realized over future years. The new partner will contribute cash and property with a combined value of approximately $900 million. Subsequent to the transaction, in addition to options the Company will have on certain LandSource assets, the Company will also have $153 million of specific performance options on other LandSource assets. Following the contribution and refinancing, the Company’s and LNR’s interest in LandSource will be diluted to 19% each, and the new partner will be issued a 62% interest in LandSource. The transaction is expected to close during the Company’s first quarter of 2007.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter that ended on November 30, 2006. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of November 30, 2006 to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commissions’s rules and forms, and to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

Our CEO and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2006. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm obtained from Deloitte & Touche LLP are included elsewhere in this document.

Item 9B.    Other Information.

Not applicable.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

The information required by this item for executive officers is set forth under the heading “Executive Officers of Lennar Corporation” in Part I. The other information called for by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 2007 (120 days after the end of our fiscal year).

Item 11.    Executive Compensation.

The information required by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 2007 (120 days after the end of our fiscal year).

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 2007 (120 days after the end of our fiscal year), except for the information required by Item 201(d) of Regulation S-K, which is provided below.

The following table summarizes our equity compensation plans as of November 30, 2006:

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)(2)
Equity compensation plans approved by stockholders	7,200,712	$42.93	3,458,027
Equity compensation plans not approved by stockholders	—	—	—

Total	7,200,712	$42.93	3,458,027

(1)	This amount includes approximately 239,000 shares of Class B common stock that may be issued under our equity compensation plans.
(2)	Both Class A and Class B common stock may be issued.

Item 13.    Certain Relationships and Related Transactions.

The information required by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 2007 (120 days after the end of our fiscal year).

Item 14.    Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 2007 (120 days after the end of our fiscal year).

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this Report.

1.	The following financial statements are contained in Item 8:

2.	The following financial statement schedule is included in this Report:

Financial Statement Schedule	Page in this Report
Report of Independent Registered Public Accounting Firm	92
Schedule II—Valuation and Qualifying Accounts	93

Information required by other schedules has either been incorporated in the consolidated financial statements and accompanying notes or is not applicable to us.

3.	The following exhibits are filed with this Report or incorporated by reference:

2.1	Separation and Distribution Agreement, dated June 10, 1997, between Lennar and LNR Property Corporation—Incorporated by reference to Exhibit 10.1 of the Registration Statement on Form 10 of LNR Property Corporation filed with the Commission on July 31, 1997.

2.2	Agreement and Plan of Merger dated July 21, 2003, among Lennar, The Newhall Land and Farming Company, LNR Property Corporation, NWHL Investment LLC and NWHL Acquisition, L.P.—Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated January 27, 2004.

3.1	Amended and Restated Certificate of Incorporation, dated April 28, 1998—Incorporated by reference to Exhibit 3(a) of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004.

3.2	Certificate of Amendment to Certificate of Incorporation, dated April 9, 1999—Incorporated by reference to Exhibit 3(a) of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1999.

3.3	Certificate of Amendment to Certificate of Incorporation, dated April 8, 2003—Incorporated by reference to Annex IV of the Company’s Proxy Statement on Schedule 14A dated March 10, 2003.

3.4	Bylaws of the Company, as amended through June 28, 2005—Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2005.

4.1	Indenture, dated as of December 31, 1997, between Lennar and Bank One Trust Company, N.A., as trustee—Incorporated by reference to Exhibit 4 of the Company’s Registration Statement on Form S-3, Registration No. 333-45527, filed with the Commission on February 3, 1998.

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

4.4	Sixth Supplemental Indenture, dated February 5, 2003, between Lennar and Bank One Trust Company, N.A., as trustee (relating to 5.950% Senior Notes due 2013)—Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, dated January 31, 2003.

4.5	Eighth Supplemental Indenture, dated January 21, 2005, between Lennar and J.P. Morgan Trust Company, N.A., as trustee (relating to Lennar’s Senior Floating-Rate Notes due 2009)—Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-4, Registration No. 333-116975, filed with the Commission on June 29, 2004.

4.6	Indenture, dated August 12, 2004, between Lennar and J.P. Morgan Trust Company, N.A., as trustee (relating to Lennar’s 5.50% Senior Notes due 2014)—Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-4, Registration No. 333-121130, filed with the Commission on December 10, 2004.

4.7	Indenture, dated April 28, 2005, between Lennar and J.P. Morgan Trust Company, N.A., as trustee (relating to Lennar’s 5.60% Senior Notes due 2015)—Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-4, Registration No. 333-127839, filed with the Commission on August 25, 2005.

4.8	Indenture, dated September 15, 2005, between Lennar and J.P. Morgan Trust Company, N.A., as trustee (relating to Lennar’s 5.125% Senior Notes due 2010)—Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-4, Registration No. 333-130923, filed with the Commission on January 9, 2006.

4.9	Indenture, dated April 26, 2006, between Lennar and J.P. Morgan Trust Company, N.A., as trustee (relating to Lennar’s 5.95% Senior Notes due 2011)—Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated April 26, 2006.

4.10	Indenture, dated April 26, 2006, between Lennar and J.P. Morgan Trust Company, N.A., as trustee (relating to Lennar’s 6.50% Senior Notes due 2016)—Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated April 26, 2006.

10.1*	Amended and Restated Lennar Corporation 1997 Stock Option Plan—Incorporated by reference to Exhibit 10(a) of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1997.

10.2*	Lennar Corporation 2000 Stock Option and Restricted Stock Plan—Incorporated by reference to Exhibit 10 of the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2001.

10.3*	Lennar Corporation 2003 Stock Option and Restricted Stock Plan—Incorporated by reference to Annex VI of the Company’s Proxy Statement on Schedule 14A dated March 10, 2003.

10.4*	Lennar Corporation 1991 Stock Option Plan—Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 33-45442.

10.5*	Lennar Corporation Employee Stock Ownership Plan and Trust—Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 2-89104.

10.6*	Amendment dated December 13, 1989 to Lennar Corporation Employee Stock Ownership Plan—Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1990.

10.7*	Lennar Corporation Employee Stock Ownership/401(k) Trust Agreement dated December 13, 1989—Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1990.

10.8*	Amendment dated April 18, 1990 to Lennar Corporation Employee Stock Ownership/401(k) Plan—Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1990.

10.9*	Lennar Corporation Nonqualified Deferred Compensation Plan—Incorporated by reference to Exhibit 10 of the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2002.

10.10	Credit Agreement, dated June 17, 2005 among Lennar and the lenders named therein—Incorporated by reference to Exhibit 10 of the Company’s Current Report on Form 8-K, dated June 17, 2005.

10.11	First Amendment to Credit Agreement dated as of March 9, 2006—Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2006.

10.12	Credit Agreement dated July 21, 2006 among Lennar and the lenders named therein—Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated July 21, 2006.

10.13	Parent Company Guarantee dated January 27, 2004 by Lennar Corporation and LNR Property Corporation in favor of Bank One, N.A., for the benefit of the lenders under the Credit Agreement referred to therein—Incorporated by reference to Exhibit 10(p) of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2003.

10.14	Amended and Restated Loan Agreement dated September 25, 2006 between UAMC Capital, LLC and the lenders named therein.

10.15*	Aircraft Time-Sharing Agreement, dated August 17, 2005, between U.S. Home Corporation and Stuart Miller—Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated August 17, 2005.

10.16*	Amendment No. 1 to Aircraft Time-Sharing Agreement, dated September 1, 2005, between U.S. Home Corporation and Stuart Miller—Incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2005.

10.17	Second Amended and Restated Warehousing Credit and Security Agreement dated April 21, 2005, by and among, Universal American Mortgage Company, LLC, the other Borrowers named in the agreement, and the Lender Parties named in the agreement and Residential Funding Corporation—Incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2005.

10.18	Third Amended and Restated Warehousing Credit and Security Agreement dated April 30, 2006, by and among, Universal American Mortgage Company, LLC, the other Borrowers named in the agreement, the Lender Parties named in the agreement and Residential Funding Corporation.

10.19	Master Issuing and Paying Agency Agreement, dated March 29, 2006, between Lennar Corporation and JPMorgan Chase Bank, N.A.—Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated March 29, 2006.

14.1	Code of Business Conduct and Ethics of Lennar Corporation, as revised August 4, 2006—Incorporated by reference to Exhibit 14.1 of the Company’s Current Report on Form 8-K, dated August 4, 2006.

21	List of subsidiaries.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14a/15d-14(a) Certification of Stuart A. Miller.

31.2	Rule 13a-14a/15d-14(a) Certification of Bruce E. Gross.

32	Section 1350 Certifications of Stuart A. Miller and Bruce E. Gross.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LENNAR CORPORATION

/s/ STUART A. MILLER
Stuart A. Miller
President, Chief Executive Officer and Director
Date: February 8, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Principal Executive Officer:

Stuart A. Miller	/s/	STUART A. MILLER
President, Chief Executive Officer and Director	Date:	February 8, 2007

Principal Financial Officer:

Bruce E. Gross	/s/	BRUCE E. GROSS
Vice President and Chief Financial Officer	Date:	February 8, 2007

Principal Accounting Officer:

Diane J. Bessette	/s/	DIANE J. BESSETTE
Vice President and Controller	Date:	February 8, 2007

Directors:

Irving Bolotin	/s/	IRVING BOLOTIN
	Date:	February 8, 2007

Steven L. Gerard	/s/	STEVEN L. GERARD
	Date:	February 8, 2007

R. Kirk Landon	/s/	R. KIRK LANDON
	Date:	February 8, 2007

Sidney Lapidus	/s/	SIDNEY LAPIDUS
	Date:	February 8, 2007

Donna Shalala	/s/	DONNA SHALALA
	Date:	February 8, 2007

Jeffrey Sonnenfeld	/s/	JEFFREY SONNENFELD
	Date:	February 8, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Lennar Corporation

We have audited the consolidated financial statements of Lennar Corporation and subsidiaries (the “Company”) as of November 30, 2006 and 2005, and for each of the three years in the period ended November 30, 2006, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of November 30, 2006, and the effectiveness of the Company’s internal control over financial reporting as of November 30, 2006, and have issued our reports thereon dated February 8, 2007; such reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Miami, Florida

February 8, 2007

LENNAR CORPORATION AND SUBSIDIARIES

Schedule II—Valuation and Qualifying Accounts

Years Ended November 30, 2006, 2005 and 2004

	Beginning balance	Additions		Deductions	Ending balance
Description		Charged to costs and expenses	Charged to other accounts
	(In thousands)
Year ended November 30, 2006
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts and notes receivable	$2,782	2,190	154	(1,344)	3,782

Allowance for loan losses	$1,180	2,390	158	(1,918)	1,810

Year ended November 30, 2005
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts and notes receivable	$1,784	1,803	—	(805)	2,782

Allowance for loan losses	$1,407	269	32	(528)	1,180

Year ended November 30, 2004
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts and notes receivable	$2,088	737	43	(1,084)	1,784

Allowance for loan losses	$3,090	51	149	(1,883)	1,407

EXHIBIT INDEX

Exhibit No	Exhibit Description

10.14	Amended and Restated Loan Agreement dated September 25, 2006 between UAMC Capital, LLC and the lenders named therein.

10.18	Third Amended and Restated Warehousing Credit and Security Agreement dated April 30, 2006, by and among, Universal American Mortgage Company, LLC, the other Borrowers named in the agreement, the Lender Parties named in the agreement and Residential Funding Corporation.

21	List of subsidiaries.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14a/15d-14(a) Certification of Stuart A. Miller.

31.2	Rule 13a-14a/15d-14(a) Certification of Bruce E. Gross.

32	Section 1350 Certifications of Stuart A. Miller and Bruce E. Gross.