Form 10-Q
period 2007-02-28
LENNAR CORP /NEW/
filed 2007-04-09
CIK 920760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2007

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

Common stock outstanding as of March 31, 2007:

Class A 128,784,643
Class B 31,256,308

Part I. Financial Information

Item 1.	Financial Statements

Lennar Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

(unaudited)

	February 28, 2007	November 30, 2006
ASSETS
Homebuilding:
Cash	$263,746	661,662
Restricted cash	24,191	24,796
Receivables, net	165,443	159,043
Inventories:
Finished homes and construction in progress	4,232,785	4,447,748
Land under development	3,609,781	3,011,408
Consolidated inventory not owned	463,060	372,327

Total inventories	8,305,626	7,831,483
Investments in unconsolidated entities	1,215,620	1,447,178
Goodwill	190,198	196,638
Other assets	503,432	474,090

	10,668,256	10,794,890

Financial services	1,367,721	1,613,376

Total assets	$12,035,977	12,408,266

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable	$565,690	751,496
Liabilities related to consolidated inventory not owned	426,756	333,723
Senior notes and other debts payable	2,581,494	2,613,503
Other liabilities	1,532,122	1,590,564

	5,106,062	5,289,286

Financial services	1,102,932	1,362,215

Total liabilities	6,208,994	6,651,501

Minority interest	52,002	55,393
Stockholders’ equity:
Preferred stock	—	—
Class A common stock of $0.10 par value per share Authorized: February 28, 2007 and November 30, 2006 – 300,000 shares Issued: February 28, 2007 – 138,807 shares; November 30, 2006 – 136,886 shares	13,881	13,689
Class B common stock of $0.10 par value per share Authorized: February 28, 2007 and November 30, 2006 – 90,000 shares Issued: February 28, 2007 – 32,933 shares; November 30, 2006 – 32,874 shares	3,293	3,287
Additional paid-in capital	1,784,409	1,753,695
Retained earnings	4,582,586	4,539,137
Deferred compensation plan; February 28, 2007 and November 30, 2006 – 172 Class A common shares and 17 Class B common shares	(1,586)	(1,586)
Deferred compensation liability	1,586	1,586
Treasury stock, at cost; February 28, 2007 – 10,046 Class A common shares and 1,678 Class B common shares; November 30, 2006 – 9,951 Class A common shares and 1,653 Class B common shares	(607,675)	(606,395)
Accumulated other comprehensive loss	(1,513)	(2,041)

Total stockholders’ equity	5,774,981	5,701,372

Total liabilities and stockholders’ equity	$12,035,977	12,408,266

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries

Condensed Consolidated Statements of Earnings

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended February 28,
	2007	2006
Revenues:
Homebuilding	$2,663,170	3,108,718
Financial services	128,910	131,941

Total revenues	2,792,080	3,240,659

Costs and expenses:
Homebuilding	2,698,166	2,711,056
Financial services	113,041	121,316
Corporate general and administrative	46,919	51,891

Total costs and expenses	2,858,126	2,884,263

Gain on recapitalization of unconsolidated entity	175,879	—
Equity in earnings (loss) from unconsolidated entities	(14,205)	38,190
Management fees and other income, net	13,841	19,433
Minority interest expense, net	544	4,413

Earnings before provision for income taxes	108,925	409,606
Provision for income taxes	40,302	151,554

Net earnings	$68,623	258,052

Basic earnings per share	$0.44	1.64

Diluted earnings per share	$0.43	1.58

Cash dividends per each Class A and Class B common share	$0.16	0.16

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

(unaudited)

	Three Months Ended February 28,
	2007	2006
Cash flows from operating activities:
Net earnings	$68,623	258,052
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	12,011	11,753
Amortization of discount/premium on debt, net	595	2,400
Gain on recapitalization of unconsolidated entity	(175,879)	—
Equity in (earnings) loss from unconsolidated entities, including $6.5 million of valuation adjustments to the Company’s investments in unconsolidated entities in 2007	14,205	(38,190)
Distributions of earnings from unconsolidated entities	83,999	43,502
Minority interest expense, net	544	4,413
Share-based compensation expense	8,003	8,146
Tax benefits from share-based awards	5,959	8,599
Excess tax benefits from share-based awards	(3,784)	(4,623)
Deferred income tax provision	109,419	60,646
Inventory write-offs and valuation adjustments	85,095	10,810
Changes in assets and liabilities, net of effect from acquisitions:
Decrease in receivables	227,617	144,434
Increase in inventories, excluding inventory write-offs and valuation adjustments	(533,729)	(1,128,037)
(Increase) decrease in other assets	(143,034)	3,817
Decrease in financial services loans held-for-sale	82,160	113,367
Decrease in accounts payable and other liabilities	(343,481)	(438,632)

Net cash used in operating activities	(501,677)	(939,543)

Cash flows from investing activities:
(Increase) decrease in restricted cash	605	(3,574)
Additions to operating properties and equipment	(3,869)	(4,958)
Contributions to unconsolidated entities	(178,027)	(234,429)
Distributions of capital from unconsolidated entities	294,724	81,864
Distributions in excess of investment in unconsolidated entity	354,644	—
Decrease in financial services loans held-for-investment	—	12,078
Purchases of investment securities	(19,629)	(23,556)
Proceeds from sales of investment securities	33,849	12,800
Acquisitions, net of cash acquired	—	(23,034)

Net cash provided by (used in) investing activities	482,297	(182,809)

Cash flows from financing activities:
Net repayments under financial services debt	(251,071)	(174,562)
Net borrowings under revolving credit facility	—	637,000
Proceeds from other borrowings	5,347	—
Principal payments on other borrowings	(39,685)	(101,253)
Net payments related to minority interests	(4,002)	(19,910)
Excess tax benefits from share-based awards	3,784	4,623
Common stock:
Issuances	17,066	22,825
Repurchases	(1,280)	(489)
Dividends	(25,174)	(25,314)

Net cash provided by (used in) financing activities	(295,015)	342,920

See accompanying notes to condensed consolidated financial statements

Lennar Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows — (Continued)

(Dollars in thousands)

(unaudited)

	Three Months Ended February 28,
	2007	2006
Net decrease in cash	$(314,395)	(779,432)
Cash at beginning of period	778,319	1,059,343

Cash at end of period	$463,924	279,911

Summary of cash:
Homebuilding	$263,746	112,030
Financial services	200,178	167,881

	$463,924	279,911

Supplemental disclosures of non-cash investing and financing activities:
Conversion of 5.125% zero-coupon convertible senior subordinated notes to equity	$—	20,433
Non-cash contributions to unconsolidated entities	$2,456	9,117
Non-cash distributions from unconsolidated entities	$2,387	18,604
Purchases of inventories financed by sellers	$2,753	15,508

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

(1)	Basis of Presentation

Basis of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Lennar Corporation and all subsidiaries, partnerships and other entities in which Lennar Corporation has a controlling interest and variable interest entities (see Note 13) in which Lennar Corporation is deemed to be the primary beneficiary (the “Company”). The Company’s investments in both unconsolidated entities in which a significant, but less than controlling, interest is held and in variable interest entities in which the Company is not deemed to be the primary beneficiary, are accounted for by the equity method. All intercompany transactions and balances have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the November 30, 2006 consolidated financial statements in the Company’s Annual Report on Form 10-K for the year then ended. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the accompanying condensed consolidated financial statements have been made.

The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The condensed consolidated statement of earnings for the three months ended February 28, 2007 is not necessarily indicative of the results to be expected for the full year.

Reclassifications

Certain prior year amounts in the condensed consolidated financial statements have been reclassified to conform with the 2007 presentation. These reclassifications had no impact on reported net earnings.

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

The Company’s operating segments are aggregated into reportable segments in accordance with Statement of Financial Accounting Standards (“FAS”) No. 131, Disclosures About Segments of an Enterprise and Related Information, (“FAS 131”) based primarily upon similar economic characteristics, geography and product type. The Company’s reportable segments consist of:

(1)	Homebuilding East

(2)	Homebuilding Central

(3)	Homebuilding West

(4)	Financial Services

Information about homebuilding activities in states which are not economically similar to other states in the same geographic area is grouped under “Homebuilding Other,” which is not considered a reportable segment in accordance with FAS 131.

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

East: Florida, Maryland, New Jersey and Virginia

Central: Arizona, Colorado and Texas

West: California and Nevada

Other: Illinois, Minnesota, New York, North Carolina and South Carolina

Operations of the Financial Services segment include mortgage financing, title insurance, closing services and other ancillary services (including personal lines insurance, high-speed Internet and cable television) for both buyers of the Company’s homes and others. Substantially all of the loans the Financial Services segment originates are sold in the secondary mortgage market on a servicing released, non-recourse basis; however, the Company remains liable for certain limited representations and warranties related to loan sales. The Financial Services segment operates generally in the same markets as the Company’s homebuilding segments, as well as in other states.

Evaluation of segment performance is based primarily on operating earnings before provision for income taxes. Operating earnings (loss) for the homebuilding segments consist of revenues generated from the sales of homes and land, equity in earnings (loss) from unconsolidated entities and management fees and other income, net, less the cost of homes and land sold, selling, general and administrative expenses and minority interest expense, net. Homebuilding operating earnings for the three months ended February 28, 2007 include a $175.9 million pretax financial statement gain on the recapitalization of an unconsolidated entity, which is included in the Company’s Homebuilding West segment. Operating earnings for the Financial Services segment consist of revenues generated from mortgage financing, title insurance, closing services, and other ancillary services (including personal lines insurance, high-speed Internet and cable television) less the cost of such services and certain selling, general and administrative expenses incurred by the Financial Services segment.

Each reportable segment follows the same accounting policies described in Note 1 – “Summary of Significant Accounting Policies” to the consolidated financial statements in the Company’s 2006 Annual Report on Form 10-K. Operational results of each segment are not necessarily indicative of the results that would have occurred had the segment been an independent, stand-alone entity during the periods presented.

Financial information relating to the Company’s operations was as follows:

	Three Months Ended February 28,
(In thousands)	2007	2006
Revenues:
Homebuilding East	$806,289	901,783
Homebuilding Central	661,723	769,138
Homebuilding West	933,537	1,209,394
Homebuilding Other	261,621	228,403
Financial Services	128,910	131,941

Total revenues	$2,792,080	3,240,659

Operating earnings (loss):
Homebuilding East	$(21,539)	138,643
Homebuilding Central	20,993	70,343
Homebuilding West (1)	152,715	242,348
Homebuilding Other	(12,194)	(462)
Financial Services	15,869	10,625
Corporate and unallocated	(46,919)	(51,891)

Earnings before provision for income taxes	$108,925	409,606

(1)	Includes a $175,879 pretax financial statement gain on the recapitalization of an unconsolidated entity for the three months ended February 28, 2007.

Homebuilding operating earnings for the three months ended February 28, 2007 include FAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (“FAS 144”) homebuilding valuation adjustments of $48.3 million ($19.1 million, $11.3 million, $17.1 million and $0.8 million, respectively, in the Company’s Homebuilding East, Central, and West segments and Homebuilding Other). In addition, homebuilding operating earnings for the three months ended February 28, 2007 include write-offs of deposits and pre-acquisition costs related to land under option that the Company does not intend to purchase of $21.0 million ($13.8 million, $1.3 million, $3.1 million and $2.8 million, respectively, in the Company’s Homebuilding East, Central, and West segments and Homebuilding Other), and FAS 144 valuation adjustments on land of $13.2 million ($9.5 million, $3.5 million and $0.2 million, respectively, in the Company’s Homebuilding East and West segments and Homebuilding Other).

Homebuilding operating earnings for the three months ended February 28, 2007 also include FAS 144 valuation adjustments related to assets of unconsolidated entities that are reflected in equity in earnings (loss) from unconsolidated entities of $6.5 million ($3.8 million and $2.7 million, respectively, in the Company’s Homebuilding East and West segments), and valuation adjustments to the Company’s investments in unconsolidated entities of $2.6 million in the Company’s Homebuilding East segment.

Homebuilding operating earnings for the three months ended February 28, 2006 include write-offs of deposits and pre-acquisition costs related to land under option that the Company does not intend to purchase of $3.5 million ($1.6 million, $1.0 million and $0.9 million, respectively, in the Company’s Homebuilding East and West segments and Homebuilding Other) and FAS 144 valuation adjustments on land of $7.3 million ($7.0 million and $0.3 million, respectively, in the Company’s Homebuilding Central segment and Homebuilding Other).

The FAS 144 valuation adjustments and write-offs of deposits and pre-acquisition costs noted above resulted primarily from deteriorating market conditions that persisted during the three months ended February 28, 2007. The FAS 144 valuation adjustments were calculated based on assumptions of current market conditions and estimates made by the Company’s management, which may differ from actual results if market conditions change, leading to potential material inventory impairment charges to be recorded in the future.

(In thousands)	February 28, 2007	November 30, 2006
Assets:
Homebuilding East	$3,282,674	3,326,371
Homebuilding Central	1,738,559	1,651,848
Homebuilding West	4,139,551	3,972,562
Homebuilding Other	1,084,076	1,164,304
Financial Services	1,367,721	1,613,376
Corporate and unallocated	423,396	679,805

Total assets	$12,035,977	12,408,266

(3)	Investments in Unconsolidated Entities

Summarized condensed financial information on a combined 100% basis related to unconsolidated entities in which the Company has investments that are accounted for by the equity method was as follows:

Balance Sheets (In thousands)	February 28, 2007	November 30, 2006
Assets:
Cash	$344,809	276,501
Inventories	9,183,667	8,955,567
Other assets	787,671	868,073

	$10,316,147	10,100,141

Liabilities and equity:
Accounts payable and other liabilities	$1,396,762	1,387,745
Debt	5,619,394	5,001,625
Equity of:
The Company	1,215,620	1,447,178
Others	2,084,371	2,263,593

	$10,316,147	10,100,141

Statements of Earnings	Three Months Ended February 28,
(In thousands)	2007	2006
Revenues	$657,145	1,480,266
Costs and expenses	598,248	1,373,240

Net earnings of unconsolidated entities	$58,897	107,026

The Company’s share of net earnings (loss) recognized (1)	$(14,205)	38,190

(1)	For the three months ended February 28, 2007, the Company’s share of net loss recognized from unconsolidated entities includes $6.5 million of FAS 144 valuation adjustments related to assets of the unconsolidated entities.

The unconsolidated entities in which the Company has investments usually finance their activities with a combination of partner equity and debt financing. As of February 28, 2007, the Company’s equity in these unconsolidated entities represented 37% of the entities’ total equity. In some instances, the Company and its partners have guaranteed debt of certain unconsolidated entities.

The Company’s summary of guarantees related to its unconsolidated entities was as follows:

(In thousands)	February 28, 2007	November 30, 2006
Sole recourse debt	$5,397	18,920
Several recourse debt – repayment	166,747	163,508
Several recourse debt – maintenance	540,669	560,823
Joint and several recourse debt – repayment	40,485	64,473
Joint and several recourse debt – maintenance	666,654	956,682

The Company’s maximum recourse exposure	1,419,952	1,764,406
Less joint and several reimbursement agreements with the Company’s partners	(509,810)	(661,486)

The Company’s net recourse exposure	$910,142	1,102,920

The maintenance amounts above are the Company’s maximum exposure to loss, which assumes that the fair value of the underlying collateral is zero.

In addition, the Company and/or its partners occasionally grant liens on their interests in an unconsolidated entity in order to help secure a loan to that entity. When the Company and/or its partners provide guarantees, the unconsolidated entity generally receives more favorable terms from its lenders than would otherwise be available to it. In a repayment guarantee, the Company and its venture partners guarantee repayment of a portion or all of the debt in the event of a default before the lender would have to exercise its rights against the collateral. The maintenance guarantees only apply if the value of the collateral (generally land and improvements) is less than a specified percentage of the loan balance. If the Company is required to make a payment under a maintenance guarantee to bring the value of the collateral above the specified percentage of the loan balance, the payment would constitute a capital contribution or loan to the unconsolidated entity and increase the Company’s share of any funds the unconsolidated entity distributes. During the three months ended February 28, 2007, amounts paid under the Company’s maintenance guarantees were not material. As of February 28, 2007, the fair values of the maintenance guarantees and repayment guarantees were not material. The Company believes that as of February 28, 2007, if there was an occurrence of a triggering event or condition under a guarantee, the collateral would be sufficient to repay the obligation.

In February 2007, the Company’s LandSource joint venture admitted MW Housing Partners as a new strategic partner. The transaction resulted in a cash distribution from LandSource to the Company of $707.6 million. As a result, the Company’s ownership in LandSource was reduced to 16%. If LandSource reaches certain financial targets, the Company will have a disproportionate share of the entity’s future positive net cash flow. As a result of the recapitalization, the Company recognized a pretax financial statement gain of $175.9 million during the three months ended February 28, 2007 and could potentially recognize an additional $400 million primarily in future years, in addition to profits from its continuing ownership interest. Of the $707.6 million received by the Company in the recapitalization of LandSource, $76.6 million represented distributions of the Company’s share of cumulative earnings from LandSource, $276.4 million represented distributions of the Company’s invested capital in LandSource and $354.6 million represented distributions in excess of the Company’s invested capital in LandSource. During the three months ended February 28, 2007, the Company exercised options to purchase approximately 1,600 homesites from LandSource at an aggregate purchase price of $338.3 million.

(4)	Earnings Per Share

Basic earnings per share is computed by dividing net earnings attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Basic and diluted earnings per share were calculated as follows:

	Three Months Ended February 28,
(In thousands, except per share amounts)	2007	2006
Numerator:
Numerator – Basic earnings per share – net earnings	$68,623	258,052
Interest on 5.125% zero-coupon convertible senior subordinated notes due 2021, net of tax	—	1,188

Numerator for diluted earnings per share	$68,623	259,240

Denominator:
Denominator for basic earnings per share – weighted average shares	157,130	157,826
Effect of dilutive securities:
Share-based payment	1,736	2,371
5.125% zero-coupon convertible senior subordinated notes due 2021	—	4,357

Denominator for diluted earnings per share	158,866	164,554

Basic earnings per share	$0.44	1.64

Diluted earnings per share	$0.43	1.58

Options to purchase 3.4 million and 0.8 million shares, respectively, of common stock were outstanding and anti-dilutive for the three months ended February 28, 2007 and 2006.

(5)	Financial Services

The assets and liabilities related to the Financial Services segment were as follows:

(In thousands)	February 28, 2007	November 30, 2006
Assets:
Cash	$200,178	116,657
Receivables, net	412,048	633,004
Loans held-for-sale, net	401,563	483,704
Loans held-for-investment, net	176,601	189,638
Investments held-to-maturity	53,210	59,571
Goodwill	61,212	61,205
Other	62,909	69,597

	$1,367,721	1,613,376

Liabilities:
Notes and other debts payable	$898,160	1,149,231
Other	204,772	212,984

	$1,102,932	1,362,215

At February 28, 2007, the Financial Services segment had warehouse lines of credit totaling $1.1 billion to fund its mortgage loan activities. Borrowings under the lines of credit were $860.1 million and $1.1 billion, respectively, at February 28, 2007 and November 30, 2006. The warehouse lines of credit mature in September 2007 ($700 million) and in April 2008 ($425 million), at which time the Company expects the facilities to be renewed. At February 28, 2007 and November 30, 2006, the Financial Services segment had advances under a conduit funding agreement amounting to $14.1 million and $1.7 million, respectively. The segment also had a $25 million revolving line of credit that matures in May 2007, at which time the Company expects the line of credit to be renewed. Borrowings under the line of credit were $23.7 million at both February 28, 2007 and November 30, 2006.

(6)	Cash

Cash as of February 28, 2007 and November 30, 2006 included $60.3 million and $135.9 million, respectively, of cash held in escrow for approximately three days.

(7)	Restricted Cash

Restricted cash consists of customer deposits on home sales held in restricted accounts until title transfers to the homebuyer, as required by the state and local governments in which the homes were sold.

(8)	Senior Notes and Other Debts Payable

(Dollars in thousands)	February 28, 2007	November 30, 2006
7 5/8% senior notes due 2009	$278,232	277,830
5.125% senior notes due 2010	299,766	299,766
5.95% senior notes due 2011	249,461	249,415
5.95% senior notes due 2013	345,719	345,719
5.50% senior notes due 2014	247,559	247,559
5.60% senior notes due 2015	501,851	501,957
6.50% senior notes due 2016	249,694	249,683
Senior floating-rate notes due 2009	300,000	300,000
Mortgage notes on land and other debt	109,212	141,574

	$2,581,494	2,613,503

The Company has a $2.7 billion senior unsecured revolving credit facility (the “Credit Facility”) that matures in 2011. The Credit Facility also includes access to an additional $0.5 billion of financing through an accordion feature, subject to additional commitments, for a maximum potential aggregate commitment under the Credit Facility of $3.2 billion. The Credit Facility is guaranteed by substantially all of the Company’s wholly-owned subsidiaries other than finance company subsidiaries (which include mortgage and title insurance agency subsidiaries). Interest rates on outstanding borrowings are LIBOR-based, with margins determined based on changes in the Company’s credit ratings, or an alternate base rate, as described in the credit agreement. At both February 28, 2007 and November 30, 2006, the Company had no outstanding balance under the Credit Facility.

The Company has a structured letter of credit facility (the “LC Facility”) with a financial institution. The purpose of the LC Facility is to facilitate the issuance of up to $200 million of letters of credit on a senior unsecured basis. In connection with the LC Facility, the financial institution issued $200 million of its senior notes, which were linked to the Company’s performance on the LC Facility. If there is an event of default under the LC Facility, including the Company’s failure to reimburse a draw against an issued letter of credit, the financial institution would assign its claim against the Company, to the extent of the amount due and payable by the Company under the LC Facility, to its noteholders in lieu of repaying principal on its performance-linked senior notes. No material amounts have been drawn to date on any letters of credit issued under the LC Facility.

At February 28, 2007 and November 30, 2006, the Company had letters of credit outstanding in the amount of $1.2 billion and $1.4 billion, respectively, which includes $175.9 million and $190.8 million, respectively, of letters of credit outstanding under the LC Facility. These letters of credit are generally posted either with regulatory bodies to guarantee the Company’s performance of certain development and construction activities or in lieu of cash deposits on option contracts. At February 28, 2007, $402.8 million of the Company’s total letters of credit outstanding were collateralized against certain borrowings available under the Credit Facility.

The Company has a commercial paper program (the “Program”) under which the Company may, from time-to-time, issue short-term, unsecured notes in an aggregate amount not to exceed $2.0 billion. Issuances under the Program are guaranteed by all of the Company’s wholly-owned subsidiaries that are also guarantors of its Credit Facility. At both February 28, 2007 and November 30, 2006, no amounts were outstanding under the Program.

The Company also has an arrangement with a financial institution whereby it can enter into short-term, unsecured fixed-rate notes from time-to-time. At both February 28, 2007 and November 30, 2006, no amounts were outstanding under this arrangement.

The Company’s debt arrangements contain certain financial covenants, which the Company was in compliance with at February 28, 2007.

(9)	Product Warranty

Warranty and similar reserves for homes are established at an amount estimated to be adequate to cover potential costs for materials and labor with regard to warranty-type claims expected to be incurred subsequent to the delivery of a home. Reserves are determined based on historical data and trends with respect to similar product types and geographical areas. The Company regularly monitors the warranty reserve and makes adjustments to its pre-existing warranties in order to reflect changes in trends and historical data as information becomes available. Warranty reserves are included in other liabilities in the accompanying condensed consolidated balance sheets. The activity in the Company’s warranty reserve was as follows:

	Three Months Ended February 28,
(In thousands)	2007	2006
Warranty reserve, beginning of period	$172,571	144,916
Additions to reserve for warranties issued during the period	27,482	33,767
Adjustments to pre-existing warranties from changes in estimates	4,870	5,822
Payments	(40,253)	(44,701)

Warranty reserve, end of period	$164,670	139,804

(10)	Stockholders’ Equity

In June 2001, the Company’s Board of Directors authorized a stock repurchase program to permit the purchase of up to 20 million shares of the Company’s outstanding common stock. There were no material share repurchases during the three months ended February 28, 2007. As of February 28, 2007, 6.2 million shares of common stock can be repurchased in the future under the program. Treasury stock increased 0.1 million share during the three months ended February 28, 2007 related to forfeitures of restructed stock.

(11)	Share-Based Payment

During the three months ended February 28, 2007 and 2006, compensation expense related to the Company’s share-based payment awards was $8.0 million and $8.1 million, respectively, of which $4.9 million and $5.6 million, respectively, related to stock options and $3.1 million and $2.5 million, respectively, related to awards of restricted common stock (“nonvested shares”). During the three months ended February 28, 2007, the Company granted 1.0 million stock options and 1.3 million nonvested shares. During the three months ended February 28, 2006, the Company granted 1.6 million stock options and 5,000 nonvested shares.

(12)	Comprehensive Income

Comprehensive income represents changes in stockholders’ equity from non-owner sources. The components of comprehensive income were as follows:

	Three Months Ended February 28,
(Dollars in thousands)	2007	2006
Net earnings	$68,623	258,052
Unrealized gains arising during period on interest rate swaps, net of 37.0% tax effect	528	1,020
Unrealized gains arising during period on available-for-sale investment securities, net of 37.0% tax effect	—	4

Comprehensive income	$69,151	259,076

(13)	Consolidation of Variable Interest Entities

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

Unconsolidated Entities

At February 28, 2007, the Company had investments in and advances to unconsolidated entities established to acquire and develop land for sale to the Company in connection with its homebuilding operations, for sale to third parties or for the construction of homes for sale to third-party homebuyers. The Company evaluated all agreements under FIN 46R during the three months ended February 28, 2007 that were entered into or had reconsideration events, and no new entities were consolidated during the three months ended February 28, 2007.

At February 28, 2007 and November 30, 2006, the Company’s recorded investment in unconsolidated entities was $1.2 billion and $1.4 billion, respectively. The Company’s estimated maximum exposure to loss with regard to unconsolidated entities was primarily its recorded investments in these entities and the exposure under the guarantees discussed in Note 3.

Option Contracts

In the Company’s homebuilding operations, the Company has access to land through option contracts, which generally enables it to defer acquiring portions of properties owned by third parties (including land funds) and unconsolidated entities until the Company is ready to build homes on them.

The table below indicates the number of homesites owned and homesites to which the Company had access through option contracts with third parties (“optioned”) or unconsolidated joint ventures in which the Company has investments (“JVs”) (i.e., controlled homesites) at February 28, 2007 and 2006:

	Controlled Homesites			Owned Homesites	Total Homesites
February 28, 2007	Optioned	JVs	Total
East	35,818	19,062	54,880	37,015	91,895
Central	26,227	28,904	55,131	21,006	76,137
West	10,994	42,160	53,154	24,858	78,012
Other	6,215	1,930	8,145	11,520	19,665

Total homesites	79,254	92,056	171,310	94,399	265,709

Total homesites (%)	30%	34%	64%	36%	100%

	Controlled Homesites			Owned Homesites	Total Homesites
February 28, 2006	Optioned	JVs	Total
East	64,789	16,329	81,118	41,005	122,123
Central	30,583	33,062	63,645	27,148	90,793
West	26,037	53,232	79,269	27,070	106,339
Other	12,590	2,224	14,814	11,286	26,100

Total homesites	133,999	104,847	238,846	106,509	345,355

Total homesites (%)	39%	30%	69%	31%	100%

When the Company permits an option to terminate or walks away from an option, it writes-off any deposit and pre-acquisition costs associated with the option contract. For the three months ended February 28, 2007, the Company wrote-off $21.0 million of option deposits and pre-acquisition costs, compared to $3.5 million in the same period last year, related to land under option that it does not intend to purchase.

The Company evaluated all option contracts for land when entered into or upon a reconsideration event and determined it was the primary beneficiary of certain of these option contracts. Although the Company does not have legal title to the optioned land, under FIN 46R, the Company, if it is deemed to be the primary beneficiary, is required to consolidate the land under option at the purchase price of the optioned land. During the three months ended February 28, 2007, the effect of the consolidation of these option contracts was an increase of $198.2 million to consolidated inventory not owned with a corresponding increase to liabilities related to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of February 28, 2007. This increase was offset primarily by the Company exercising its options to acquire land under certain contracts previously consolidated under FIN 46R and deconsolidation of certain option contracts, resulting in a net increase in consolidated inventory not owned of $90.7 million. To reflect the purchase price of the inventory consolidated under FIN 46R, the Company reclassified $13.9 million of related option deposits from land under development to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of February 28, 2007. The liabilities related to consolidated inventory not owned represent the difference between the option exercise prices for the optioned land and the Company’s cash deposits.

At February 28, 2007 and November 30, 2006, the Company’s exposure to loss related to its option contracts with third parties and unconsolidated entities consisted of its non-refundable option deposits and advanced costs totaling $684.2 million and $785.9 million, respectively. Additionally, the Company had posted $436.6 million and $553.4 million, respectively, of letters of credit in lieu of cash deposits under certain option contracts as of February 28, 2007 and November 30, 2006.

(14)	New Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 provides interpretive guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006 (the Company’s fiscal year beginning December 1, 2007). The Company is currently reviewing the effect of this Interpretation on its consolidated financial statements.

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements, (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (the Company’s fiscal year beginning December 1, 2007), and interim periods within those fiscal years. FAS 157 is not expected to materially affect how the Company determines fair value.

In November 2006, the FASB issued Emerging Issues Task Force Issue No. 06-8, Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums, (“EITF 06-8”). EITF 06-8 establishes that a company should evaluate the adequacy of the buyer’s continuing investment in determining whether to recognize profit under the percentage-of-completion method. EITF 06-8 is effective for the first annual reporting period beginning after March 15, 2007 (the Company’s fiscal year beginning December 1, 2007). The effect of this EITF is not expected to be material to the Company’s consolidated financial statements.

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“FAS 159”). FAS 159 permits companies to measure many financial instruments and certain other items at fair value. This Statement is effective for fiscal years beginning after November 15, 2007 (the Company’s fiscal year beginning December 1, 2007). The adoption of FAS 159 is not expected to be material to the Company’s consolidated financial statements.

(15)	Supplemental Financial Information

The Company’s obligations to pay principal, premium, if any, and interest under its Credit Facility, senior floating-rate notes due 2009, 7 5/8% senior notes due 2009, 5.125% senior notes due 2010, 5.95% senior notes due 2011, 5.95% senior notes due 2013, 5.50% senior notes due 2014, 5.60% senior notes due 2015 and 6.50% senior notes due 2016 are guaranteed by substantially all of the Company’s wholly-owned subsidiaries other than finance company subsidiaries. The guarantees are full and unconditional and the guarantor subsidiaries are 100% directly or indirectly owned by Lennar Corporation. The guarantees are joint and several, subject to limitations as to each guarantor designed to eliminate fraudulent conveyance concerns. The Company has determined that separate, full financial statements of the guarantors would not be material to investors and, accordingly, supplemental financial information for the guarantors is presented as follows:

Condensed Consolidating Balance Sheet

February 28, 2007

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Homebuilding:
Cash, restricted cash and receivables, net	$29,567	403,621	20,192	—	453,380
Inventories	—	7,987,870	317,756	—	8,305,626
Investments in unconsolidated entities	—	1,203,279	12,341	—	1,215,620
Goodwill	—	190,198	—	—	190,198
Other assets	403,044	87,508	12,880	—	503,432
Investments in subsidiaries	7,726,606	522,234	—	(8,248,840)	—

	8,159,217	10,394,710	363,169	(8,248,840)	10,668,256
Financial services	—	24,149	1,343,572	—	1,367,721

Total assets	$8,159,217	10,418,859	1,706,741	(8,248,840)	12,035,977

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable and other liabilities	$341,770	1,666,005	90,037	—	2,097,812
Liabilities related to consolidated inventory not owned	—	426,756	—	—	426,756
Senior notes and other debts payable	2,472,282	38,839	70,373	—	2,581,494
Intercompany	(429,816)	554,557	(124,741)	—	—

	2,384,236	2,686,157	35,669	—	5,106,062
Financial services	—	6,096	1,096,836	—	1,102,932

Total liabilities	2,384,236	2,692,253	1,132,505	—	6,208,994
Minority interest	—	—	52,002	—	52,002
Stockholders’ equity	5,774,981	7,726,606	522,234	(8,248,840)	5,774,981

Total liabilities and stockholders’ equity	$8,159,217	10,418,859	1,706,741	(8,248,840)	12,035,977

(15)	Supplemental Financial Information – (Continued)

Condensed Consolidating Balance Sheet

November 30, 2006

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Homebuilding:
Cash, restricted cash and receivables, net	$422,373	395,261	27,867	—	845,501
Inventories	—	7,523,554	307,929	—	7,831,483
Investments in unconsolidated entities	—	1,435,346	11,832	—	1,447,178
Goodwill	—	196,638	—	—	196,638
Other assets	360,708	104,200	9,182	—	474,090
Investments in subsidiaries	7,839,517	486,461	—	(8,325,978)	—

	8,622,598	10,141,460	356,810	(8,325,978)	10,794,890
Financial services	—	25,108	1,588,268	—	1,613,376

Total assets	$8,622,598	10,166,568	1,945,078	(8,325,978)	12,408,266

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable and other liabilities	$605,834	1,644,304	91,922	—	2,342,060
Liabilities related to consolidated inventory not owned	—	333,723	—	—	333,723
Senior notes and other debts payable	2,471,928	53,720	87,855	—	2,613,503
Intercompany	(156,536)	288,570	(132,034)	—	—

	2,921,226	2,320,317	47,743	—	5,289,286
Financial services	—	6,734	1,355,481	—	1,362,215

Total liabilities	2,921,226	2,327,051	1,403,224	—	6,651,501
Minority interest	—	—	55,393	—	55,393
Stockholders’ equity	5,701,372	7,839,517	486,461	(8,325,978)	5,701,372

Total liabilities and stockholders’ equity	$8,622,598	10,166,568	1,945,078	(8,325,978)	12,408,266

(15)	Supplemental Financial Information – (Continued)

Condensed Consolidating Statement of Earnings

Three Months Ended February 28, 2007

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Homebuilding	$—	2,650,063	13,107	—	2,663,170
Financial services	—	2,962	137,091	(11,143)	128,910

Total revenues	—	2,653,025	150,198	(11,143)	2,792,080

Costs and expenses:
Homebuilding	—	2,686,142	13,473	(1,449)	2,698,166
Financial services	—	11,802	119,034	(17,795)	113,041
Corporate general and administrative	46,919	—	—	—	46,919

Total costs and expenses	46,919	2,697,944	132,507	(19,244)	2,858,126

Gain on recapitalization of unconsolidated entity	—	175,879	—	—	175,879
Equity in loss from unconsolidated entities	—	14,205	—	—	14,205
Management fees and other income, net	8,101	13,841	—	(8,101)	13,841
Minority interest expense, net	—	—	544	—	544

Earnings (loss) before provision (benefit) for income taxes	(38,818)	130,596	17,147	—	108,925
Provision (benefit) for income taxes	(14,363)	48,321	6,344	—	40,302
Equity in earnings from subsidiaries	93,078	10,803	—	(103,881)	—

Net earnings	$68,623	93,078	10,803	(103,881)	68,623

Condensed Consolidating Statement of Earnings Three Months Ended February 28, 2006
(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Homebuilding	$—	3,024,603	84,115	—	3,108,718
Financial services	—	3,711	141,820	(13,590)	131,941

Total revenues	—	3,028,314	225,935	(13,590)	3,240,659

Costs and expenses:
Homebuilding	—	2,635,077	77,233	(1,254)	2,711,056
Financial services	—	3,598	130,080	(12,362)	121,316
Corporate general and administrative	51,891	—	—	—	51,891

Total costs and expenses	51,891	2,638,675	207,313	(13,616)	2,884,263

Equity in earnings from unconsolidated entities	—	38,190	—	—	38,190
Management fees and other income, net	26	17,345	2,088	(26)	19,433
Minority interest expense, net	—	—	4,413	—	4,413

Earnings (loss) before provision (benefit) for income taxes	(51,865)	445,174	16,297	—	409,606
Provision (benefit) for income taxes	(19,189)	164,714	6,029	—	151,554
Equity in earnings from subsidiaries	290,728	10,268	—	(300,996)	—

Net earnings	$258,052	290,728	10,268	(300,996)	258,052

(15)	Supplemental Financial Information – (Continued)

Condensed Consolidating Statement of Cash Flows

Three Months Ended February 28, 2007

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net earnings	$68,623	93,078	10,803	(103,881)	68,623
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities	(323,163)	(646,304)	295,286	103,881	(570,300)

Net cash provided by (used in) operating activities	(254,540)	(553,226)	306,089	—	(501,677)

Cash flows from investing activities:
Decrease in investments in unconsolidated entities, net	—	116,697	—	—	116,697
Distributions in excess of investment in unconsolidated entity	—	354,644	—	—	354,644
Other	7,589	(2,606)	5,973	—	10,956

Net cash provided by investing activities	7,589	468,735	5,973	—	482,297

Cash flows from financing activities:
Net repayments under financial services debt	—	—	(251,071)	—	(251,071)
Proceeds from other borrowings	—	5,347	—	—	5,347
Principal payments on other borrowings	—	(29,278)	(10,407)	—	(39,685)
Net payments related to minority interests	—	—	(4,002)	—	(4,002)
Excess tax benefits from share-based awards	3,784	—	—	—	3,784
Common stock:
Issuances	17,066	—	—	—	17,066
Repurchases	(1,280)	—	—	—	(1,280)
Dividends	(25,174)	—	—	—	(25,174)
Intercompany	(146,135)	113,271	32,864	—	—

Net cash provided by (used in) financing activities	(151,739)	89,340	(232,616)	—	(295,015)

Net increase (decrease) in cash	(398,690)	4,849	79,446	—	(314,395)
Cash at beginning of period	420,845	218,453	139,021	—	778,319

Cash at end of period	$22,155	223,302	218,467	—	463,924

(15)	Supplemental Financial Information – (Continued)

Condensed Consolidating Statement of Cash Flows

Three Months Ended February 28, 2006

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net earnings	$258,052	290,728	10,268	(300,996)	258,052
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities	(492,997)	(1,424,808)	419,214	300,996	(1,197,595)

Net cash provided by (used in) operating activities	(234,945)	(1,134,080)	429,482	—	(939,543)

Cash flows from investing activities:
Increase in investments in unconsolidated entities, net	—	(152,565)	—	—	(152,565)
Acquisitions, net of cash acquired	—	(23,034)	—	—	(23,034)
Other	(741)	(6,149)	(320)	—	(7,210)

Net cash used in investing activities	(741)	(181,748)	(320)	—	(182,809)

Cash flows from financing activities:
Net repayments under financial services debt	—	—	(174,562)	—	(174,562)
Net borrowings under revolving credit facility	637,000	—	—	—	637,000
Principal payments on other borrowings	—	(91,562)	(9,691)	—	(101,253)
Net payments related to minority interests	—	—	(19,910)	—	(19,910)
Excess tax benefits from share-based awards	4,623	—	—	—	4,623
Common stock:
Issuances	22,825	—	—	—	22,825
Repurchases	(489)	—	—	—	(489)
Dividends	(25,314)	—	—	—	(25,314)
Intercompany	(804,426)	1,004,555	(200,129)	—	—

Net cash provided by (used in) financing activities	(165,781)	912,993	(404,292)	—	342,920

Net increase (decrease) in cash	(401,467)	(402,835)	24,870	—	(779,432)
Cash at beginning of period	401,467	495,081	162,795	—	1,059,343

Cash at end of period	$—	92,246	187,665	—	279,911

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included under Item 1 of this Report and our audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for our fiscal year ended November 30, 2006.

Some of the statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Quarterly Report on Form 10-Q, are “forward-looking statements,” as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include statements regarding our business, financial condition, results of operations, cash flows, strategies and prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those described under the caption “Risk Factors” included in Item 1A of our Annual Report on Form 10-K for our fiscal year ended November 30, 2006. We do not undertake any obligation to update forward-looking statements.

Outlook

As weak market conditions have persisted during the first quarter of 2007, we have continued to focus on our balance sheet first strategy. Since early 2006, we have focused on fortifying our balance sheet by carefully managing inventory levels (converting both land and home inventory to cash) and renegotiating land purchase prices to current market levels. Concurrently, we have adjusted our land assets where appropriate while we have written-off option deposits and pre-acquisition costs on land we no longer desire to purchase.

In addition to our well-positioned balance sheet, we are concurrently focused on rebuilding our profit margins. Given current market conditions, we are continuing to pursue cost reductions, SG&A savings, product redesign and land pricing reflecting current market conditions in order to see margin improvement. Until we see prices stabilize, however, we will not be able to project the timing or the scope of margin recovery.

As a result of these efforts, we ended our first quarter with our net homebuilding debt to total capital at 28.6%. We believe that our strong balance sheet will position us well for success as market conditions recover. In the interim, we intend to continue to manage our business with day-by-day focus on maintaining a low inventory balance and a continuing effort to reduce costs in order to rebuild our margins.

(1) Results of Operations

Overview

We historically have experienced, and expect to continue to experience, variability in quarterly results. Our results of operations for the three months ended February 28, 2007 are not necessarily indicative of the results to be expected for the full year.

Net earnings were $68.6 million, or $0.43 per diluted share ($0.44 per basic share), in the first quarter of 2007, compared to $258.1 million, or $1.58 per diluted share ($1.64 per basic share), in the first quarter of 2006. Our net earnings in the first quarter of 2007 include a $175.9 million pretax gain on a transaction involving the admission of a new strategic partner into our LandSource Communities Development LLC joint venture. Excluding the LandSource transaction, we would have experienced a net loss of $42.2 million in the first quarter of 2007. The decrease in net earnings was attributable to weak market conditions that have persisted during the first quarter of 2007 and have impacted all of our operations, including our homebuilding gross margins. Our gross margins decreased due to Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, (“FAS 144”) valuation adjustments and a decrease in the average sales price of homes delivered due primarily to higher sales incentives offered to homebuyers in the three months ended February 28, 2007, compared to the prior year.

Financial information relating to our operations was as follows:

	Three Months Ended February 28,
(In thousands)	2007	2006
Homebuilding revenues:
Sales of homes	$2,622,491	2,920,695
Sales of land	40,679	188,023

Total homebuilding revenues	2,663,170	3,108,718

Homebuilding costs and expenses:
Cost of homes sold	2,261,595	2,192,772
Cost of land sold	67,145	138,919
Selling, general and administrative	369,426	379,365

Total homebuilding costs and expenses	2,698,166	2,711,056

Gain on recapitalization of unconsolidated entity	175,879	—
Equity in earnings (loss) from unconsolidated entities	(14,205)	38,190
Management fees and other income, net	13,841	19,433
Minority interest expense, net	544	4,413

Homebuilding operating earnings	$139,975	450,872

Financial services revenues	$128,910	131,941
Financial services costs and expenses	113,041	121,316

Financial services operating earnings	$15,869	10,625

Total operating earnings	$155,844	461,497
Corporate general and administrative expenses	46,919	51,891

Earnings before provision for income taxes	$108,925	409,606

Revenues from home sales decreased 10% in the first quarter of 2007 to $2.6 billion from $2.9 billion in 2006. Revenues were lower primarily due to a 4% decrease in the number of home deliveries and a 7% decrease in the average sales price of homes delivered in the first quarter of 2007, compared to the same period last year. New home deliveries, excluding unconsolidated entities, decreased to 8,566 homes in the first quarter of 2007 from 8,904 homes last year. In the first quarter of 2007, new home deliveries were lower primarily due to a decrease in our Homebuilding Central and West segments, compared to 2006. The average sales price of homes delivered decreased to $303,000 in the first quarter of 2007 from $326,000 in the same period last year, primarily due to higher sales incentives offered to homebuyers ($45,500 per home delivered in the first quarter of 2007, compared to $13,800 per home delivered in the same period last year).

Gross margins on home sales excluding FAS 144 valuation adjustments were $409.2 million, or 15.6%, in the first quarter of 2007, compared to $727.9 million, or 24.9%, in 2006. Gross margin percentage on home sales decreased compared to last year in all of our homebuilding segments and Homebuilding Other primarily due to higher sales incentives offered to homebuyers. Gross margins on home sales excluding FAS 144 valuation adjustments is a financial measure disclosed by certain of our competitors and has been presented by us because we believe that it helps readers of our financial statements compare our operations with those of our competitors. Gross margins on home sales including FAS 144 valuation adjustments were $360.9 million, or 13.8%, in the first quarter of 2007 due to $48.3 million of FAS 144 valuation adjustments ($19.1 million, $11.3 million, $17.1 million and $0.8 million, respectively, in our Homebuilding East, Central and West segments and Homebuilding Other).

Homebuilding interest expense (primarily included in cost of homes sold and cost of land sold) was $47.4 million in the first quarter of 2007, compared to $44.9 million in 2006.

Selling, general and administrative expenses as a percentage of revenues from home sales increased to 14.1% in the first quarter of 2007, from 13.0% in 2006. The 110 basis point increase was primarily due to lower revenues and an increase in broker commissions, partially offset by lower personnel-related expenses.

Loss on land sales totaled $26.5 million in the first quarter of 2007, including $21.0 million of write-offs of deposits and pre-acquisition costs ($13.8 million, $1.3 million, $3.1 million and $2.8 million, respectively, in our Homebuilding East, Central and West segments and Homebuilding Other) related to approximately 4,000 homesites under option that we do not intend to purchase and $13.2 million of FAS 144 valuation adjustments ($9.5 million, $3.5 million and $0.2 million, respectively, in our Homebuilding East and West segments and Homebuilding Other), compared to gross profit from land sales of $49.1 million last year.

In February 2007, our LandSource joint venture admitted MW Housing Partners as a new strategic partner. The transaction resulted in a cash distribution to us of $707.6 million. As a result, our ownership in LandSource was reduced to 16%. If LandSource reaches certain financial targets, we will have a disproportionate share of the entity’s future positive net cash flow. As a result of the recapitalization, we recognized a pretax financial statement gain of $175.9 million during the first quarter of 2007 and could potentially recognize an additional $400 million primarily in future years, in addition to profits from our continuing ownership interest. Excluding the LandSource transaction, we would have experienced a pretax homebuilding operating loss of $35.9 million in the first quarter of 2007.

Equity in earnings (loss) from unconsolidated entities was ($14.2) million in the first quarter of 2007, which included $6.5 million of FAS 144 valuation adjustments related to assets of unconsolidated entities ($3.8 million and $2.7 million, respectively, in our Homebuilding East and West segments), compared to equity in earnings from unconsolidated entities of $38.2 million last year. Management fees and other income, net, totaled $13.8 million in the first quarter of 2007 (including $2.6 million of valuation adjustments), compared to $19.4 million in the first quarter of 2006. Minority interest expense, net was $0.5 million and $4.4 million, respectively, in the first quarter of 2007 and 2006. Sales of land, equity in earnings (loss) from unconsolidated entities, management fees and other income, net and minority interest expense, net may vary significantly from period to period depending on the timing of land sales and other transactions entered into by us and unconsolidated entities in which we have investments.

Operating earnings for our Financial Services segment were $15.9 million in the first quarter of 2007, compared to $10.6 million last year. The increase was primarily due to improved results from the segment’s mortgage operations as a result of an increased capture rate and a higher percentage of fixed-rate loans.

Corporate general and administrative expenses as a percentage of total revenues were 1.7% and 1.6%, respectively, in the first quarter of 2007 and 2006. For the three months ended February 28, 2007 and 2006, our effective income tax rate was 37.0%.

Homebuilding Segments

We have grouped our homebuilding activities into three reportable segments, which we refer to as Homebuilding East, Homebuilding Central and Homebuilding West, based primarily upon similar economic characteristics, geography and product type. Information about homebuilding activities in states that do not have economic characteristics that are similar to those in other states in the same geographic area is grouped under “Homebuilding Other.” References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to homebuilding segments are to those reportable segments.

At February 28, 2007, our reportable homebuilding segments and Homebuilding Other consisted of homebuilding divisions located in the following states:

East: Florida, Maryland, New Jersey and Virginia

Central: Arizona, Colorado and Texas

West: California and Nevada

Other: Illinois, Minnesota, New York, North Carolina and South Carolina

The following tables set forth selected financial and operational information related to our homebuilding operations for the periods indicated:

Selected Financial and Operational Data

	Three Months Ended February 28,
(In thousands)	2007	2006
Revenues:
East:
Sales of homes	$797,397	856,924
Sales of land	8,892	44,859

Total East	806,289	901,783

Central:
Sales of homes	650,985	741,959
Sales of land	10,738	27,179

Total Central	661,723	769,138

West:
Sales of homes	914,882	1,098,033
Sales of land	18,655	111,361

Total West	933,537	1,209,394

Other:
Sales of homes	259,227	223,779
Sales of land	2,394	4,624

Total Other	261,621	228,403

Total homebuilding revenues	$2,663,170	3,108,718

	Three Months Ended February 28,
(In thousands)	2007	2006
Operating earnings (loss):
East:
Sales of homes	$(5,579)	121,794
Sales of land	(17,003)	13,690
Equity in earnings (loss) from unconsolidated entities	(1,635)	5,107
Management fees and other income (expense), net	3,865	(205)
Minority interest expense, net	(1,187)	(1,743)

Total East	(21,539)	138,643

Central:
Sales of homes	21,820	63,134
Sales of land	(1,943)	4,032
Equity in earnings (loss) from unconsolidated entities	209	(515)
Management fees and other income, net	884	3,692
Minority interest income, net	23	—

Total Central	20,993	70,343

West:
Sales of homes	(14,395)	171,330
Sales of land	(4,170)	31,436
Gain on recapitalization of unconsolidated entity	175,879	—
Equity in earnings (loss) from unconsolidated entities	(12,769)	26,612
Management fees and other income, net	7,923	15,640
Minority interest income (expense), net	247	(2,670)

Total West	152,715	242,348

Other:
Sales of homes	(10,376)	(7,700)
Sales of land	(3,350)	(54)
Equity in earnings (loss) from unconsolidated entities	(10)	6,986
Management fees and other income, net	1,169	306
Minority interest income, net	373	—

Total Other	(12,194)	(462)

Total homebuilding operating earnings	$139,975	450,872

Summary of Homebuilding Data

	At or for the Three Months Ended February 28,
	2007	2006
Deliveries
East	2,599	2,572
Central	3,131	3,408
West	2,406	2,560
Other	899	759

Total	9,035	9,299

Of the total deliveries listed above, 469 represents deliveries from unconsolidated entities for the three months ended February 28, 2007, compared to 395 deliveries last year.

New Orders
East	2,075	3,083
Central	2,373	3,619
West	1,865	2,317
Other	819	774

Total	7,132	9,793

Of the total new orders listed above, 354 represents new orders from unconsolidated entities for the three months ended February 28, 2007, compared to 282 new orders last year.

Backlog – Homes
East	3,615	8,219
Central	2,840	4,758
West	2,450	4,962
Other	800	1,519

Total	9,705	19,458

Of the total homes in backlog listed above, 974 represents homes in backlog from unconsolidated entities at February 28, 2007, compared to 1,505 homes in backlog at February 28, 2006.

Backlog – Dollar Value (In thousands)
East	$1,277,842	2,966,860
Central	673,062	1,224,905
West	1,168,050	2,347,924
Other	330,801	532,009

Total	$3,449,755	7,071,698

Of the total dollar value of homes in backlog listed above, $450,701 represents the backlog dollar value from unconsolidated entities at February 28, 2007, compared to $596,664 of backlog dollar value at February 28, 2006.

Backlog represents the number of homes under sales contracts. Homes are sold using sales contracts, which are generally accompanied by sales deposits. In some instances, purchasers are permitted to cancel sales contracts if they fail to qualify for financing or under certain other circumstances. We experienced a cancellation rate of 29% during the first quarter of 2007, compared to 24% in the first quarter of 2006 and 33% in the fourth quarter of 2006. Although our cancellation rate in the first quarter of 2007 increased compared to the first quarter of 2006, we focused significant efforts on reselling the homes that were the subject of cancelled contracts, which, in many instances, included the use of higher sales incentives (discussed below as a percentage of revenues from home sales), to avoid the build up of excess inventory. We do not recognize revenue on homes under sales contracts until the sales are closed and title passes to the new homeowners, except for our mid-to-high-rise multi-level buildings under construction for which revenue is recognized under percentage-of-completion accounting.

Homebuilding East: Homebuilding revenues decreased for the three months ended February 28, 2007, compared to the same period of the prior year, primarily due to a decrease in the number of home deliveries in Florida and a decrease in the average sales price of homes delivered in all of the states in this segment. Gross margins on home sales excluding FAS 144 valuation adjustments were $142.3 million, or 17.8%, for the three months ended February 28, 2007, compared to $237.6 million, or 27.7%, for the same period last year. Gross margins on home sales excluding FAS 144 valuation adjustments is a financial measure disclosed by certain of our competitors and has been presented by us because we believe that it helps readers of our financial statements compare our operations with those of our competitors. Gross margins decreased compared to last year primarily due to higher sales incentives offered to homebuyers of 15.8% in 2007, compared to 4.3% in 2006. Gross margins on home sales including FAS 144 valuation adjustments were $123.2 million, or 15.4%, in 2007 due to a total of $19.1 million of FAS 144 valuation adjustments in all states.

Loss on land sales was $17.0 million for the three months ended February 28, 2007 (including $13.8 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $9.5 million of FAS 144 valuation adjustments), compared to gross profit on land sales of $13.7 million during the same period last year (net of $1.6 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase).

Homebuilding Central: Homebuilding revenues decreased for the three months ended February 28, 2007, compared to the same period of the prior year, primarily due to a decrease in the number of home deliveries in Texas and Colorado and a decrease in the average sales price of homes delivered in Arizona and Colorado. Gross margins on home sales excluding FAS 144 valuation adjustments were $115.1 million, or 17.7%, for the three months ended February 28, 2007, compared to $150.9 million, or 20.3%, for the same period last year. Gross margins decreased compared to last year primarily due to higher sales incentives offered to homebuyers of 10.8% in 2007, compared to 6.1% in 2006. Gross margins on home sales including FAS 144 valuation adjustments were $103.9 million, or 16.0%, in 2007 due to a total of $11.3 million of FAS 144 valuation adjustments in all states.

Loss on land sales was $1.9 million for the three months ended February 28, 2007 (including $1.3 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase), compared to gross profit on land sales of $4.0 million during the same period last year (net of $7.0 million of FAS 144 valuation adjustments).

Homebuilding West: Homebuilding revenues decreased for the three months ended February 28, 2007, compared to the same period of the prior year, primarily due to a decrease in the number of home deliveries in California and a decrease in the average sales price of homes delivered in all of the states in this segment. Gross margins on home sales excluding FAS 144 valuation adjustments were $125.3 million, or 13.7%, for the three months ended February 28, 2007, compared to $306.2 million, or 27.9%, for the same period last year. Gross margins decreased compared to last year primarily due to higher sales incentives offered to homebuyers of 13.1% in 2007, compared to 2.2% in 2006. Gross margins on home sales including FAS 144 valuation adjustments were $108.2 million, or 11.8%, in 2007 due to a total of $17.1 million of FAS 144 valuation adjustments in all states.

Loss on land sales was $4.2 million for the three months ended February 28, 2007 (including $3.1 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $3.5 million of FAS 144 valuation adjustments), compared to gross profit on land sales of $31.4 million during the same period last year (net of $1.0 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase).

Homebuilding Other: Homebuilding revenues increased for the three months ended February 28, 2007, compared to the same period of the prior year, primarily due to an increase in the number of home deliveries in Minnesota and New York (which is a relatively new market for us) and an increase in the average sales price of homes delivered in New York. Gross margins on home sales excluding FAS 144 valuation adjustments were $26.5 million, or 10.2%, for the three months ended February 28, 2007, compared to $33.2 million, or 14.8%, for the same period last year. Gross margins decreased compared to last year primarily due to higher sales incentives offered to homebuyers of 9.6% in 2007, compared to 4.9% in 2006. Gross margins on home sales including FAS 144 valuation adjustments were $25.6 million, or 9.9%, in 2007 due to a total of $0.8 million of FAS 144 valuation adjustments in all states, except the Carolinas.

Loss on land sales was $3.4 million for the three months ended February 28, 2007 (including $2.8 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $0.2 million of FAS 144 valuation adjustments), compared to loss on land sales of $0.1 million during the same period last year (including $0.9 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $0.3 million of FAS 144 valuation adjustments).

The FAS 144 valuation adjustments and write-offs of deposits and pre-acquisition costs in our homebuilding segments and Homebuilding Other resulted primarily from deteriorating market conditions that persisted during the quarter ended February 28, 2007. The FAS 144 valuation adjustments were calculated based on assumptions of current market conditions and estimates made by our management, which may differ from actual results if market conditions change, leading to potential material inventory impairment charges to be recorded in the future.

At February 28, 2007 and 2006, we owned 94,399 homesites and 106,509 homesites, respectively, and had access to an additional 171,310 homesites and 238,846 homesites, respectively, through either option contracts with third parties or agreements with unconsolidated entities in which we have investments. At November 30, 2006, we owned 92,325 homesites and had access to an additional 189,279 homesites through either option contracts with third parties or agreements with unconsolidated entities in which we have investments. At February 28, 2007, 8% of the homesites we owned were subject to home purchase contracts. At February 28, 2007 and 2006, our backlog of sales contracts was 9,705 homes ($3.4 billion) and 19,458 homes ($7.1 billion), respectively. The lower backlog was primarily attributable to weak market conditions that have persisted in the first quarter of 2007, which resulted in lower new orders in the fourth quarter of 2006 and first quarter of 2007, compared to prior year.

Financial Services Segment

The following table presents selected financial data related to our Financial Services segment for the periods indicated:

	Three Months Ended February 28,
(Dollars in thousands)	2007	2006
Revenues	$128,910	131,941
Costs and expenses	113,041	121,316

Operating earnings	$15,869	10,625

Dollar value of mortgages originated	$2,011,000	1,997,000

Number of mortgages originated	7,800	8,200

Mortgage capture rate of Lennar homebuyers	70%	62%

Number of title and closing service transactions	35,300	34,800

Number of title policies issued	36,100	41,700

(2)	Financial Condition and Capital Resources

At February 28, 2007, we had cash related to our homebuilding and financial services operations of $463.9 million, compared to $279.9 million at February 28, 2006. We finance our land acquisition and development activities, construction activities, financial services activities and general operating needs primarily with cash generated from our operations and public debt issuances, as well as cash borrowed under our unsecured credit facility (the “Credit Facility”), issuances of commercial paper and unsecured, fixed-rate notes and borrowings under our warehouse lines of credit.

In February 2007, our LandSource joint venture admitted a new strategic partner. The transaction resulted in a cash distribution to us of $707.6 million, of which $76.6 million represented distributions of our share of cumulative earnings from LandSource, $276.4 million represented distributions of our invested capital in LandSource and $354.6 million represented distributions in excess of our invested capital in LandSource.

Operating Cash Flow Activities

In the three months ended February 28, 2007, cash flows used in operating activities totaled $501.7 million, compared to $939.5 million in the same period last year. During the three months ended February 28, 2007, cash flows used in operating activities consisted primarily of a decrease in accounts payable and other liabilities and an increase in inventories. Although there was an increase in inventories during the first quarter of 2007, we have been focused on carefully managing inventories, which includes the re-evaluation of all land purchases to reflect current market conditions. This increase in inventories was partially offset by a reduction in construction in progress resulting from lower new home starts. Cash flows used in operating activities were partially offset by net earnings, a decrease in receivables resulting primarily from a decrease in land sales and a decrease in financial services loans held-for-sale resulting from lower home deliveries.

Investing Cash Flow Activities

Cash flows provided by investing activities totaled $482.3 million in the three months ended February 28, 2007, compared to cash flows used in investing activities of $182.8 million in the same period last year. In the three months ended February 28, 2007, we contributed $178.0 million of cash to unconsolidated entities, compared to $234.4 million in the same period last year. Our investing activities also included distributions of capital from unconsolidated entities during the three months ended February 28, 2007 and 2006 of $294.7 million and $81.9 million, respectively, and distribution of $354.6 million in excess of our investment in the LandSource unconsolidated entity due to its recapitalization in 2007. We are always looking at the possibility of acquiring homebuilders and other companies. However, at February 28, 2007, we had no agreements or understandings regarding any significant transactions.

Financing Cash Flow Activities

Homebuilding debt to total capital and net homebuilding debt to total capital are financial measures commonly used in the homebuilding industry and are presented to assist in understanding the leverage of our homebuilding operations. Management believes providing a measure of leverage of our homebuilding operations enables readers of our financial statements to better understand our financial position and performance. Homebuilding debt to total capital and net homebuilding debt to total capital are calculated as follows:

	February 28,
(Dollars in thousands)	2007	2006
Homebuilding debt	$2,581,494	3,125,172
Stockholders’ equity	5,774,981	5,554,800

Total capital	$8,356,475	8,679,972

Homebuilding debt to total capital	30.9%	36.0%

Homebuilding debt	$2,581,494	3,125,172
Less: Homebuilding cash	263,746	112,030

Net homebuilding debt	$2,317,748	3,013,142

Net homebuilding debt to total capital (1)	28.6%	35.2%

(1)	Net homebuilding debt to total capital consists of net homebuilding debt (homebuilding debt less homebuilding cash) divided by total capital (net homebuilding debt plus stockholders’ equity).

The improvement in the ratios primarily resulted from our focus on fortifying our balance sheet by carefully managing inventory levels (converting both land and home inventory to cash). In addition to the use of capital in our homebuilding and financial services operations, we actively evaluate various other uses of capital which fit into our homebuilding and financial services strategies and appear to meet our profitability and return on capital requirements. This may include acquisitions of, or investments in, other entities, the payment of dividends or repurchases of our outstanding common stock or debt. These activities may be funded through any combination of our Credit Facility, issuances of commercial paper and unsecured, fixed-rate notes, cash generated from operations, sales of assets or the issuance of public debt, common stock or preferred stock.

Our average debt outstanding was $3.7 billion for the three months ended February 28, 2007, compared to $3.3 billion last year. The average rate for interest incurred was 5.8% for the three months ended February 28, 2007, compared to 5.4% for the same period last year. Interest incurred for the three months ended February 28, 2007 was $60.6 million, compared to $53.5 million last year. The majority of our short-term financing needs, including financings for land acquisition and development activities and general operating needs, are met with cash generated from operations, funds available under our Credit Facility and through issuances of commercial paper and unsecured, fixed-rate notes. Our Credit Facility provides that proceeds from the Credit Facility may be used to repay amounts outstanding under our commercial paper program, which is described below. Our Credit Facility is guaranteed by substantially all of our wholly-owned subsidiaries other than finance company subsidiaries (which include mortgage and title insurance subsidiaries). Interest rates on outstanding borrowings are LIBOR-based, with margins determined based on changes in our credit ratings, or an alternate base rate, as described in the credit agreement. During the three months ended February 28, 2007 and 2006, the average daily borrowings under the Credit Facility were $1.6 million and $595.6 million, respectively.

We have a structured letter of credit facility (the “LC Facility”) with a financial institution. The purpose of the LC Facility is to facilitate the issuance of up to $200 million of letters of credit on a senior unsecured basis. In connection with the LC Facility, the financial institution issued $200 million of their senior notes, which were linked to our performance on the LC Facility. If there is an event of default under the LC Facility, including our failure to reimburse a draw against an issued letter of credit, the financial institution would assign its claim against us, to the extent of the amount due and payable by us under the LC Facility, to its noteholders in lieu of a principal repayment on the performance-linked senior notes. No material amounts have been drawn to date on any letters of credit issued under the LC Facility.

At February 28, 2007, we had letters of credit outstanding in the amount of $1.2 billion, which includes $175.9 million outstanding under the LC Facility. These letters of credit are generally posted either with regulatory bodies to guarantee our performance of certain development and construction activities or in lieu of cash deposits on option contracts. Of our total letters of credit outstanding, $402.8 million were collateralized against certain borrowings available under the Credit Facility.

We have a commercial paper program (the “Program”) under which we may, from time-to-time, issue short-term, unsecured notes in an aggregate amount not to exceed $2.0 billion. This program has allowed us to obtain more favorable short-term borrowing rates than we would obtain otherwise. Issuances under the Program are guaranteed by all of our wholly-owned subsidiaries that are also guarantors of our Credit Facility. During the three months ended February 28, 2007, the average daily borrowings under the Program were $902.2 million.

We also have an arrangement with a financial institution whereby we can enter into short-term, unsecured fixed-rate notes from time-to-time. During the first quarter of 2007, the average daily borrowings under these notes were $146.5 million.

At February 28, 2007, our Financial Services segment had warehouse lines of credit totaling $1.1 billion to fund our mortgage loan activities. At February 28, 2007 and November 30, 2006, borrowings under the lines of credit were $860.1 million and $1.1 billion, respectively. The warehouse lines of credit mature in September 2007 ($700 million) and in April 2008 ($425 million), at which time we expect the facilities to be renewed. At February 28, 2007 and November 30, 2006, we had advances under a conduit funding agreement with a major financial institution amounting to $14.1 million and $1.7 million, respectively. We also had a $25 million revolving line of credit with a bank that matures in May 2007, at which time we expect the line of credit to be renewed. At both February 28, 2007 and November 30, 2006, borrowings under the line of credit were $23.7 million.

Changes in Capital

In June 2001, our Board of Directors authorized a stock repurchase program to permit the purchase of up to 20 million shares of our outstanding common stock. There were no material share repurchases during the three months ended February 28, 2007. As of February 28, 2007, 6.2 million shares of common stock can be repurchased in the future under the program. Treasury stock increased 0.1 million shares during the three months ended February 28, 2007 related to forfeitures of restricted stock.

On February 15, 2007, we paid cash dividends of $0.16 per share for both our Class A and Class B common stock to holders of record at the close of business on February 5, 2007, as declared by our Board of Directors on January 10, 2007. On March 28, 2007, our Board of Directors declared a quarterly cash dividend of $0.16 per share on both our Class A and Class B common stock payable on May 14, 2007 to holders of record at the close of business on May 4, 2007.

Based on our current financial condition and credit relationships, we believe that our operations and borrowing resources will provide for our current and long-term capital requirements.

Off-Balance Sheet Arrangements

Investments in Unconsolidated Entities

At February 28, 2007, we had equity investments in approximately 250 unconsolidated entities. Our investments in unconsolidated entities are generally land development ventures and homebuilding ventures.

Our investments in unconsolidated entities by type of venture were as follows:

(In thousands)	February 28, 2007	November 30, 2006
Land development	$931,014	1,163,671
Homebuilding	284,606	283,507

Total investment	$1,215,620	1,447,178

At February 28, 2007, the unconsolidated entities in which we had investments had total assets of $10.3 billion and total liabilities of $7.0 billion, which included $5.6 billion of debt. These unconsolidated entities usually finance their activities with a combination of partner equity and debt financing. As of February 28, 2007, our equity in these unconsolidated entities represented 37% of the entities’ total equity. In some instances, we and our partners have guaranteed debt of certain unconsolidated entities. Our summary of guarantees related to our unconsolidated entities was as follows:

(In thousands)	February 28, 2007	November 30, 2006
Sole recourse debt	$5,397	18,920
Several recourse debt – repayment	166,747	163,508
Several recourse debt – maintenance	540,669	560,823
Joint and several recourse debt – repayment	40,485	64,473
Joint and several recourse debt – maintenance	666,654	956,682

Lennar’s maximum recourse exposure	1,419,952	1,764,406
Less joint and several reimbursement agreements with our partners	(509,810)	(661,486)

Lennar’s net recourse exposure	$910,142	1,102,920

The maintenance amounts above are our maximum exposure to loss, which assumes that the fair value of the underlying collateral is zero.

In addition, we and/or our partners occasionally grant liens on our respective interests in an unconsolidated entity in order to help secure a loan to that entity. When we and/or our partners provide guarantees, the unconsolidated entity generally receives more favorable terms from its lenders than would otherwise be available to it. In a repayment guarantee, we and our venture partners guarantee repayment of a portion or all of the debt in the event of a default before the lender would have to exercise its rights against the collateral. The maintenance guarantees only apply if the value of the collateral (generally land and improvements) is less than a specified percentage of the loan balance. If we are required to make a payment under a maintenance guarantee to bring the value of the collateral above the specified percentage of the loan balance, the payment would constitute a capital contribution or loan to the unconsolidated entity and increase our share of any funds the unconsolidated entity distributes. During the three months ended February 28, 2007, amounts paid under our maintenance guarantees were not material. As of February 28, 2007, the fair values of the maintenance guarantees and repayment guarantees were not material. We believe that as of February 28, 2007, if there was an occurrence of a triggering event or condition under a guarantee, the collateral would have been sufficient to repay the obligation.

Summarized condensed financial information on a combined 100% basis related to unconsolidated entities in which we had investments that are accounted for by the equity method were as follows:

Balance Sheets	February 28, 2007	November 30, 2006
(In thousands)
Assets:
Cash	$344,809	276,501
Inventories	9,183,667	8,955,567
Other assets	787,671	868,073

	$10,316,147	10,100,141

Liabilities and equity:
Accounts payable and other liabilities	$1,396,762	1,387,745
Debt	5,619,394	5,001,625
Equity of:
Lennar	1,215,620	1,447,178
Others	2,084,371	2,263,593

	$10,316,147	10,100,141

Debt to total capital of our unconsolidated entities is calculated as follows:

(Dollars in thousands)	February 28, 2007	November 30, 2006
Debt	$5,619,394	5,001,625
Equity (1)	3,299,991	3,710,771

Total capital	$8,919,385	8,712,396

Debt to total capital of our unconsolidated entities	63.0%	57.4%

(1)	Includes LandSource’s equity at book value. As part of the LandSource recapitalization, the appraised value of LandSource’s equity was $1.3 billion higher than its book value.

Statements of Earnings	Three Months Ended February 28,
(Dollars in thousands)	2007	2006
Revenues	$657,145	1,480,266
Costs and expenses	598,248	1,373,240

Net earnings of unconsolidated entities	$58,897	107,026

Our share of net earnings	$29,878	43,869
Our share of net earnings (loss) – recognized (1)	$(14,205)	38,190
Our cumulative share of net earnings – deferred at February 28, 2007 and November 30, 2006, respectively	$98,993	87,975
Our investment in unconsolidated entities	$1,215,620	1,381,765
Equity of the unconsolidated entities	$3,299,991	3,606,289

Our investment % in the unconsolidated entities	36.8%	38.3%

(1)	For the three months ended February 28, 2007, our share of net loss recognized from unconsolidated entities includes $6.5 million of FAS 144 valuation adjustments related to assets of the unconsolidated entities.

In February 2007, our LandSource joint venture admitted MW Housing Partners as a new strategic partner. The transaction resulted in a cash distribution to us of $707.6 million. As a result, our ownership in LandSource was reduced to 16%. If LandSource reaches certain financial targets, we will have a disproportionate share of the entity’s future positive net cash flow. As a result of the recapitalization, we recognized a pretax financial statement gain of $175.9 million in the first quarter of 2007 and could potentially recognize an additional $400 million primarily in future years, in addition to profits from our continuing ownership interest.

Option Contracts

In our homebuilding operations, we have access to land through option contracts, which generally enables us to defer acquiring portions of properties owned by third parties (including land funds) and unconsolidated entities until we are ready to build homes on them.

When we permit an option to terminate or walk away from an option, we write-off any deposit and pre-acquisition costs associated with the option contract. For the three months ended February 28, 2007, we wrote-off $21.0 million of option deposits and pre-acquisition costs related to approximately 4,000 homesites under option that we do not intend to purchase, compared to $3.5 million in the same period last year.

We evaluated all option contracts for land when entered into or upon a reconsideration event and determined we were the primary beneficiary of certain of these option contracts. Although we do not have legal title to the optioned land, under Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN 46R”), if we are deemed to be the primary beneficiary, we are required to consolidate the land under option at the purchase price of the optioned land. During the three months ended February 28, 2007, the effect of the consolidation of these option contracts was an increase of $198.2 million to consolidated inventory not owned with a corresponding increase to liabilities related to consolidated inventory not owned in our condensed consolidated balance sheet as of February 28, 2007. This increase was offset primarily by the exercising of our options to acquire land under certain contracts previously consolidated under FIN 46R and deconsolidation of certain option contracts, resulting in a net increase in consolidated inventory not owned of $90.7 million. To reflect the purchase price of the inventory consolidated under FIN 46R, we reclassified $13.9 million of related option deposits from land under development to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of February 28, 2007. The liabilities related to consolidated inventory not owned represent the difference between the option exercise prices for the optioned land and our cash deposits.

At February 28, 2007 and November 30, 2006, our exposure to loss related to our option contracts with third parties and unconsolidated entities consisted of our non-refundable option deposits and advanced costs totaling $684.2 million and $785.9 million, respectively. Additionally, we had posted $436.6 million and $553.4 million, respectively, of letters of credit in lieu of cash deposits under certain option contracts as of February 28, 2007 and November 30, 2006.

The table below indicates the number of homesites owned and homesites to which we had access through option contracts with third parties (“optioned”) or unconsolidated joint ventures in which we have investments (“JVs”) (i.e., controlled homesites) at February 28, 2007 and 2006:

	Controlled Homesites			Owned Homesites	Total Homesites
February 28, 2007	Optioned	JVs	Total
East	35,818	19,062	54,880	37,015	91,895
Central	26,227	28,904	55,131	21,006	76,137
West	10,994	42,160	53,154	24,858	78,012
Other	6,215	1,930	8,145	11,520	19,665

Total homesites	79,254	92,056	171,310	94,399	265,709

Total homesites (%)	30%	34%	64%	36%	100%

	Controlled Homesites			Owned Homesites	Total Homesites
February 28, 2006	Optioned	JVs	Total
East	64,789	16,329	81,118	41,005	122,123
Central	30,583	33,062	63,645	27,148	90,793
West	26,037	53,232	79,269	27,070	106,339
Other	12,590	2,224	14,814	11,286	26,100

Total homesites	133,999	104,847	238,846	106,509	345,355

Total homesites (%)	39%	30%	69%	31%	100%

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments have not changed materially from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended November 30, 2006.

We are subject to the usual obligations associated with entering into contracts (including option contracts) for the purchase, development and sale of real estate in the routine conduct of our business. Option contracts for the purchase of land generally enable us to defer acquiring portions of properties owned by third parties and unconsolidated entities until we are ready to build homes on them. This reduces our financial risk associated with land holdings. At February 28, 2007, we had access to 171,310 homesites through option contracts with third parties and unconsolidated entities in which we have investments. At February 28, 2007, we had $684.2 million of non-refundable option deposits and advanced costs related to certain of these homesites.

At February 28, 2007, we had letters of credit outstanding in the amount of $1.2 billion. These letters of credit are generally posted either with regulatory bodies to guarantee our performance of certain development and construction activities or in lieu of cash deposits on option contracts. Additionally, we had outstanding performance and surety bonds related to site improvements at various projects of $1.8 billion. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all of the development and construction activities are completed. We do not believe there will be any draws upon these bonds, but if there were any, we do not believe they would have a material effect on our financial position, results of operations or cash flows.

Our Financial Services segment had a pipeline of loan applications in process of $2.4 billion at February 28, 2007. Loans in process for which interest rates were committed to the borrowers totaled approximately $364.4 million as of February 28, 2007. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers or borrowers may not meet certain criteria at the time of closing, the total commitments do not necessarily represent future cash requirements.

Our Financial Services segment uses mandatory mortgage-backed securities (“MBS”) forward commitments and MBS option contracts to hedge its interest rate exposure during the period from when it extends an interest rate lock to a loan applicant until the time at which the loan is sold to an investor. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk is managed by entering into MBS forward commitments and MBS option contracts only with investment banks with primary dealer status and loan sales transactions with permanent investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At February 28, 2007, we had open commitments amounting to $395.0 million to sell MBS with varying settlement dates through May 2007.

(3)	New Accounting Pronouncements

See Note 14 of our condensed consolidated financial statements included under Item 1 of this Report for a discussion of new accounting pronouncements applicable to our company.

(4)	Critical Accounting Policies

We believe that there have been no significant changes to our critical accounting policies during the three months ended February 28, 2007, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended November 30, 2006.

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

Our Annual Report on Form 10-K for the year ended November 30, 2006 contains information about market risks under “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.” There have been no material changes in our exposure to market risks during the three months ended February 28, 2007.

Item 4.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter that ended on February 28, 2007. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of February 28, 2007 to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

Our CEO and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended February 28, 2007. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Not applicable.

Item 1A.	Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In June 2001, our Board of Directors authorized a stock repurchase program to permit the purchase of up to 20 million shares of our outstanding common stock. During the three months ended February 28, 2007, we repurchased the following shares of our Class B common stock, (amounts in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
December 1, 2006 to December 31, 2006	—	—	—	6,244
January 1, 2007 to January 31, 2007	25	$49.77	25	6,219
February 1, 2007 to February 28, 2007	—	—	—	6,219

Total	25	$49.77	25

Items 3-5.	Not applicable.

Item 6.	Exhibits.

10.1.	Contribution and Formation Agreement, dated as of December 28, 2006, by and among LandSource Communities Development LLC, the Existing Members named in the agreement and MW Housing Partners III, L.P.

31.1.	Rule 13a-14(a) certification by Stuart A. Miller, President and Chief Executive Officer.

31.2.	Rule 13a-14(a) certification by Bruce E. Gross, Vice President and Chief Financial Officer.

32.	Section 1350 certifications by Stuart A. Miller, President and Chief Executive Officer, and Bruce E. Gross, Vice President and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

Lennar Corporation
(Registrant)

Date: April 9, 2007	/s/ Bruce E. Gross
Bruce E. Gross
Vice President and
Chief Financial Officer

Date: April 9, 2007	/s/ Diane J. Bessette
Diane J. Bessette
Vice President and
Controller

Exhibit Index

Exhibit Number	Description
10.1.	Contribution and Formation Agreement, dated as of December 28, 2006, by and among LandSource Communities Development LLC, the Existing Members named in the agreement and MW Housing Partners III, L.P.

31.1.	Rule 13a-14(a) certification by Stuart A. Miller, President and Chief Executive Officer.

31.2.	Rule 13a-14(a) certification by Bruce E. Gross, Vice President and Chief Financial Officer.

32.	Section 1350 certifications by Stuart A. Miller, President and Chief Executive Officer, and Bruce E. Gross, Vice President and Chief Financial Officer.