Form 10-Q
period 2007-05-31
LENNAR CORP /NEW/
filed 2007-07-10
CIK 920760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2007

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

Large accelerated filer  ☑    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☑

Common stock outstanding as of June 30, 2007:

Class A	129,001,062
Class B	31,268,086

Part I. Financial Information

Item 1.	Financial Statements

Lennar Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

(unaudited)

	May 31, 2007	November 30, 2006
ASSETS
Homebuilding:
Cash	$234,256	661,662
Restricted cash	37,220	24,796
Receivables, net	179,808	159,043
Inventories:
Finished homes and construction in progress	3,644,801	4,447,748
Land under development	3,653,729	3,011,408
Consolidated inventory not owned	406,704	372,327

Total inventories	7,705,234	7,831,483
Investments in unconsolidated entities	1,235,603	1,447,178
Goodwill	190,198	196,638
Other assets	635,011	474,090

	10,217,330	10,794,890
Financial services	1,324,740	1,613,376

Total assets	$11,542,070	12,408,266

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable	$499,832	751,496
Liabilities related to consolidated inventory not owned	416,180	333,723
Senior notes and other debts payable	2,585,286	2,613,503
Other liabilities	1,340,516	1,590,564

	4,841,814	5,289,286
Financial services	1,060,446	1,362,215

Total liabilities	5,902,260	6,651,501

Minority interest	56,255	55,393
Stockholders’ equity:
Preferred stock	—	—
Class A common stock of $0.10 par value per share Authorized: May 31, 2007 and November 30, 2006 – 300,000 shares; Issued: May 31, 2007 – 139,129 shares; November 30, 2006 – 136,886 shares	13,913	13,689
Class B common stock of $0.10 par value per share Authorized: May 31, 2007 and November 30, 2006 – 90,000 shares; Issued: May 31, 2007 – 32,946 shares; November 30, 2006 – 32,874 shares	3,295	3,287
Additional paid-in capital	1,863,816	1,753,695
Retained earnings	4,313,001	4,539,137
Deferred compensation plan; May 31, 2007– 102 Class A common shares and 10 Class B common shares; November 30, 2006 – 172 Class A common shares and 17 Class B common shares	(941)	(1,586)
Deferred compensation liability	941	1,586
Treasury stock, at cost; May 31, 2007 – 10,111 Class A common shares and 1,678 Class B common shares; November 30, 2006 – 9,951 Class A common shares and 1,653 Class B common shares	(609,404)	(606,395)
Accumulated other comprehensive loss	(1,066)	(2,041)

Total stockholders’ equity	5,583,555	5,701,372

Total liabilities and stockholders’ equity	$11,542,070	12,408,266

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries

Condensed Consolidated Statements of Earnings

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended May 31,		Six Months Ended May 31,
	2007	2006	2007	2006
Revenues:
Homebuilding	$2,741,810	4,415,302	5,404,980	7,524,020
Financial services	134,133	162,201	263,043	294,142

Total revenues	2,875,943	4,577,503	5,668,023	7,818,162

Costs and expenses:
Homebuilding	3,053,297	3,902,515	5,751,463	6,613,571
Financial services	119,923	127,610	232,964	248,926
Corporate general and administrative	45,817	56,532	92,736	108,423

Total costs and expenses	3,219,037	4,086,657	6,077,163	6,970,920

Gain on recapitalization of unconsolidated entity	—	—	175,879	—
Equity in earnings (loss) from unconsolidated entities	(26,523)	14,792	(40,728)	52,982
Management fees and other income (expense), net	(12,831)	16,375	1,010	35,808
Minority interest expense, net	824	6,541	1,368	10,954

Earnings (loss) before provision (benefit) for income taxes	(383,272)	515,472	(274,347)	925,078
Provision (benefit) for income taxes	(139,067)	190,725	(98,765)	342,279

Net earnings (loss)	$(244,205)	324,747	(175,582)	582,799

Basic earnings (loss) per share	$(1.55)	2.04	(1.12)	3.67

Diluted earnings (loss) per share	$(1.55)	2.00	(1.12)	3.57

Cash dividends per each Class A and Class B common share	$0.16	0.16	0.32	0.32

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

(unaudited)

	Six Months Ended May 31,
	2007	2006
Cash flows from operating activities:
Net earnings (loss)	$(175,582)	582,799
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation and amortization	24,612	22,324
Amortization of discount/premium on debt, net	1,003	3,167
Gain on recapitalization of unconsolidated entity	(175,879)	—
Equity in (earnings) loss from unconsolidated entities, including $34.0 million of valuation adjustments to the Company’s investments in unconsolidated entities in 2007	40,728	(52,982)
Distributions of earnings from unconsolidated entities	92,969	73,142
Minority interest expense, net	1,368	10,954
Share-based compensation expense	20,579	17,605
Tax benefits from share-based awards	5,880	10,410
Excess tax benefits from share-based awards	(4,276)	(5,681)
Deferred income tax provision	111,390	54,244
Valuation adjustments and write-offs of option deposits and pre-acquisition costs	386,701	57,967
Changes in assets and liabilities, net of effect from acquisitions:
Decrease in receivables	203,052	64,688
Increase in inventories, excluding valuation adjustments and write-offs of option deposits and pre-acquisition costs	(274,348)	(1,076,049)
(Increase) decrease in other assets	(293,295)	36,446
Decrease in financial services loans held-for-sale	100,410	32,288
Decrease in accounts payable and other liabilities	(473,592)	(441,538)

Net cash used in operating activities	(408,280)	(610,216)

Cash flows from investing activities:
Increase in restricted cash	(12,424)	(12,139)
Additions to operating properties and equipment	(6,951)	(11,977)
Contributions to unconsolidated entities	(301,781)	(404,917)
Distributions of capital from unconsolidated entities	347,815	156,920
Distributions in excess of investment in unconsolidated entity	354,644	—
Decrease in financial services loans held-for-investment	8,841	15,328
Purchases of investment securities	(39,851)	(54,591)
Proceeds from sales/maturities of investment securities	60,199	34,637
Acquisitions, net of cash acquired	—	(33,329)

Net cash provided by (used in) investing activities	410,492	(310,068)

Cash flows from financing activities:
Net repayments under financial services debt	(288,860)	(37,629)
Net borrowings under revolving credit facility	—	185,000
Proceeds from issuance of 5.95% senior notes	—	248,665
Proceeds from issuance of 6.50% senior notes	—	248,933
Proceeds from other borrowings	32,316	—
Principal payments on other borrowings	(91,053)	(141,181)
Net payments related to minority interests	(1,543)	(39,515)
Excess tax benefits from share-based awards	4,276	5,681

Lennar Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows — (Continued)

(Dollars in thousands)

(unaudited)

	Six Months Ended May 31,
	2007	2006
Common stock:
Issuances	19,909	27,967
Repurchases	(3,009)	(270,006)
Dividends	(50,554)	(50,964)

Net cash provided by (used in) financing activities	(378,518)	176,951

Net decrease in cash	(376,306)	(743,333)
Cash at beginning of period	778,319	1,059,343

Cash at end of period	$402,013	316,010

Summary of cash:
Homebuilding	$234,256	164,157
Financial services	167,757	151,853

	$402,013	316,010

Supplemental disclosures of non-cash investing and financing activities:
Conversion of 5.125% zero-coupon convertible senior subordinated notes to equity	$—	157,894
Non-cash contributions to unconsolidated entities	$3,297	20,504
Non-cash distributions from unconsolidated entities	$3,993	30,437
Purchases of inventories financed by sellers	$2,753	33,308

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

(1)	Basis of Presentation

Basis of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Lennar Corporation and all subsidiaries, partnerships and other entities in which Lennar Corporation has a controlling interest and variable interest entities (see Note 13) in which Lennar Corporation is deemed to be the primary beneficiary (the “Company”). The Company’s investments in both unconsolidated entities in which a significant, but less than controlling, interest is held and in variable interest entities in which the Company is not deemed to be the primary beneficiary, are accounted for by the equity method. All intercompany transactions and balances have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended November 30, 2006. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the accompanying condensed consolidated financial statements have been made.

The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The condensed consolidated statements of earnings for the three and six months ended May 31, 2007 are not necessarily indicative of the results to be expected for the full year.

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

Evaluation of segment performance is based primarily on operating earnings (loss) before provision (benefit) for income taxes. Operating earnings (loss) for the homebuilding segments consist of revenues generated from the sales of homes and land, equity in earnings (loss) from unconsolidated entities and management fees and other income (expense), net, less the cost of homes and land sold, selling, general and administrative expenses and minority interest income (expense), net. Homebuilding operating earnings (loss) for the six months ended May 31, 2007 include a $175.9 million pretax financial statement gain on the recapitalization of an unconsolidated entity, which is included in the Company’s Homebuilding West segment. Operating earnings for the Financial Services segment consist of revenues generated from mortgage financing, title insurance, closing services, and other ancillary services (including personal lines insurance, high-speed Internet and cable television) less the cost of such services and certain selling, general and administrative expenses incurred by the Financial Services segment.

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

Financial information relating to the Company’s operations was as follows:

(In thousands)	May 31, 2007	November 30, 2006
Assets:
Homebuilding East	$2,944,707	3,326,371
Homebuilding Central	1,660,784	1,651,848
Homebuilding West	4,014,348	3,972,562
Homebuilding Other	1,046,752	1,164,304
Financial Services	1,324,740	1,613,376
Corporate and unallocated	550,739	679,805

Total assets	$11,542,070	12,408,266

	Three Months Ended May 31,		Six Months Ended May 31,
(In thousands)	2007	2006	2007	2006
Revenues:
Homebuilding East	$783,833	1,197,767	1,590,122	2,099,550
Homebuilding Central	695,665	971,319	1,357,388	1,740,457
Homebuilding West	1,012,435	1,956,320	1,945,972	3,165,714
Homebuilding Other	249,877	289,896	511,498	518,299
Financial Services	134,133	162,201	263,043	294,142

Total revenues	$2,875,943	4,577,503	5,668,023	7,818,162

Operating earnings (loss):
Homebuilding East	$(192,983)	165,599	(214,522)	304,242
Homebuilding Central	(2,135)	80,311	18,858	150,654
Homebuilding West (1)	(141,762)	310,665	10,953	553,013
Homebuilding Other	(14,785)	(19,162)	(26,979)	(19,624)
Financial Services	14,210	34,591	30,079	45,216
Corporate and unallocated	(45,817)	(56,532)	(92,736)	(108,423)

Earnings (loss) before provision (benefit) for income taxes	$(383,272)	515,472	(274,347)	925,078

(1)	Includes a $175,879 pretax financial statement gain on the recapitalization of an unconsolidated entity for the six months ended May 31, 2007.

Valuation Adjustments and Write-offs

Homebuilding operating loss for the three and six months ended May 31, 2007 includes FAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, (“FAS 144”) valuation adjustments to finished homes, construction in progress (“CIP”) and land the Company intends to build homes on, FAS 144 valuation adjustments to land the Company intends to sell to third parties, write-offs of deposits and pre-acquisition costs related to land under option that the Company does not intend to purchase, FAS 144 valuation adjustments related to assets of unconsolidated entities that are reflected in equity in earnings (loss) from unconsolidated entities and valuation adjustments to the Company’s investments in unconsolidated entities that are recorded in management fees and other income (expense), net as follows:

	Three Months Ended May 31,		Six Months Ended May 31
(In thousands)	2007	2006	2007	2006
FAS 144 valuation adjustments to finished homes, CIP and land the Company intends to build homes on:
East	$100,293	5,898	119,408	5,898
Central	16,214	1,578	27,467	1,578
West	49,111	1,215	66,178	1,215
Other	6,011	—	6,843	—

Total FAS 144 valuation adjustments to finished homes, CIP and land the Company intends to build homes on	171,629	8,691	219,896	8,691

FAS 144 valuation adjustments to land the Company intends to sell to third parties:
East	30,558	3,021	40,078	3,021
Central	2,653	5,709	2,710	12,705
West	19,299	—	22,799	—
Other	16,912	7,887	17,072	8,227

Total FAS 144 valuation adjustments to land the Company intends to sell to third parties	69,422	16,617	82,659	23,953

Write-offs of option deposits and pre-acquisition costs:
East	16,037	1,579	29,778	3,167
Central	9,908	548	11,208	590
West	21,669	7,271	24,740	8,264
Other	1,307	12,451	4,145	13,302

Total write-offs of option deposits and pre-acquisition costs	48,921	21,849	69,871	25,323

FAS 144 valuation adjustments to investments in unconsolidated entities:
East	—	—	3,833	—
Central	1,143	—	1,143	—
West	26,347	—	29,051	—
Other	—	—	—	—

Total FAS 144 valuation adjustments to investments in unconsolidated entities	27,490	—	34,027	—

Valuation adjustments to investments in unconsolidated entities:
East	4,228	—	6,869	—
Central	—	—	—	—
West	7,406	—	7,406	—
Other	—	—	—	—

Total valuation adjustments to investments in unconsolidated entities	11,634	—	14,275	—

Total valuation adjustments and write-offs of option deposits and pre-acquisition costs	$329,096	47,157	420,728	57,967

The housing market continued to deteriorate throughout the second quarter of 2007. This deterioration in market conditions resulted in an increase in the supply of new and existing homes, as well as intensified competitive pressures to sell those homes. These competitive market conditions have resulted in a deceleration in sales pace, as well as an increase in sales incentives, leading to increased valuation adjustments and write-offs of option deposits and pre-acquisition costs with respect to the Company’s inventory and investments in unconsolidated entities in the second quarter of 2007, compared to the first quarter of 2007. Valuation adjustments and write-offs of option deposits and pre-acquisition costs increased to $329.1 million in the second quarter of 2007 from $91.6 million in the first quarter of 2007. Further deterioration in the homebuilding market may cause additional pricing pressures that may lead to additional valuation adjustments in the future. In addition, market conditions may cause the Company to re-evaluate its strategy regarding certain assets that could result in the write-off of option deposits and pre-acquisition costs due to the abandonment of those option contracts.

Inventories are stated at cost unless the inventory within a community is determined to be impaired, in which case the inventory is written down to its fair value. Inventory costs include land, land development and home construction costs, real estate taxes, deposits on land purchase contracts and interest related to development and construction. The Company reviews inventories for impairment during each reporting period. FAS 144 requires that in the event the undiscounted cash flows expected to be generated by an asset are less than its carrying amount, an impairment charge is required to be recorded in the amount by which the carrying amount of such asset exceeds its fair value.

The Company determines the fair value of its inventory using a discounted cash flow model. These estimated cash flows for each community are significantly impacted by estimates related to sales pace, selling price, sales incentives, construction costs, sales and marketing expenses and other factors. The Company’s determination of fair value also requires discounting the estimated cash flows at a rate commensurate with the inherent risks associated with the asset and related estimated cash flow streams. The discount rate used in determining each asset’s fair value depends on various factors including the community’s projected life and development stage. The Company uses discount rates primarily ranging from 15% to 20%. The discount rate used is dependent on the inherent risks associated with the inventory’s cash flow streams. For example, construction in progress inventory which is closer to completion will generally require a lower discount rate than land under development in communities consisting of multiple phases spanning several years of development.

The Company calculated fair values of inventory evaluated for impairment under FAS 144 based on current market conditions and assumptions made by management, which may differ materially from actual results if market conditions continue to deteriorate. For example, further market deterioration may lead to the Company incurring additional impairment charges on inventory previously impaired as well as on inventory not currently impaired but for which indicators of impairment may exist if further market deterioration occurs.

For land the Company intends to sell to third parties, the Company accrues for losses in accordance with FAS No. 5, Accounting for Contingencies, for the excess of the carrying amount at the time of sale over its contracted sales price. If the land is not under contract for sale, the Company estimates the fair value of the land based on market comparisons, appraisals and other factors and compares it to the carrying amount of the land.

The Company has access to land inventory through option contracts, which generally enables it to defer acquiring portions of properties owned by third parties and unconsolidated entities until the Company is ready to build homes on them. A majority of the Company’s option contracts require a non-refundable cash deposit or irrevocable letter of credit based on a percentage of the purchase price of the land. The Company’s option contracts are recorded at cost. If the Company intends to terminate an option contract or allow it to expire unexercised, it records a charge to earnings in the period such decision is made for the deposit amount and related pre-acquisition costs associated with the option contract.

The Company evaluates its investments in unconsolidated entities for impairment in accordance with Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. A series of operating losses of an investee or other factors may indicate that a decrease in value of the Company’s investment in the unconsolidated entity has occurred which is other-than-temporary. The amount of impairment to recognize is the excess of the investment’s carrying amount over its fair value.

The Company’s evaluation of its investment in unconsolidated entities includes two critical assumptions: 1) projected future distributions from the unconsolidated entities and 2) discount rates applied to the future distributions.

The Company’s assumptions on the projected future distributions from the unconsolidated entities are dependent on market conditions. Specifically, distributions are dependent on cash to be generated from the sale of inventory from the unconsolidated entities. Such inventory is also reviewed by the unconsolidated entities in accordance with FAS 144. The unconsolidated entities use discount rates primarily ranging from 15% to 20% in their FAS 144 reviews for impairment. If a valuation adjustment is recorded, it is reflected in the Company’s equity in earnings (loss) from unconsolidated entities with a corresponding decrease to its investment in unconsolidated entities.

The Company’s assumption on discount rates also affects the estimated fair value of its investment in unconsolidated entities. A higher discount rate reduces the estimated fair value of the Company’s investment in unconsolidated entities, while a lower discount rate increases the estimated fair value of the Company’s investment in unconsolidated entities. Because of changes in economic conditions, actual results could differ materially from management’s assumptions and may require material valuation adjustments to the Company’s investments in unconsolidated entities to be recorded in the future.

In addition, during the three and six months ended May 31, 2007, the Company’s Financial Services segment wrote-off $14.4 million and $18.6 million, respectively, of land seller notes receivable due to the renegotiation of terms. If market conditions continue to deteriorate, the Financial Services segment may need to continue to negotiate the terms of its land seller notes receivable, which may result in additional write-offs in the future.

Additionally, with respect to the loans the Financial Services segment originates on the homes the Company delivers, which are substantially sold in the secondary mortgage market, investor concerns about mortgage payment defaults could adversely affect the price for which the segment will be able to sell those loans.

(3)	Investments in Unconsolidated Entities

Summarized condensed financial information on a combined 100% basis related to unconsolidated entities in which the Company has investments that are accounted for by the equity method was as follows:

Balance Sheets (In thousands)	May 31, 2007	November 30, 2006

Assets:
Cash	$400,579	276,501
Inventories	8,930,712	8,955,567
Other assets	930,222	868,073

	$10,261,513	10,100,141

Liabilities and equity:
Accounts payable and other liabilities	$1,392,165	1,387,745
Debt	5,517,990	5,001,625
Equity of:
The Company	1,235,603	1,447,178
Others	2,115,755	2,263,593

	$10,261,513	10,100,141

Statements of Earnings	Three Months Ended May 31,		Six Months Ended May 31,
(In thousands)	2007	2006	2007	2006
Revenues	$580,835	517,774	1,237,980	1,003,287
Costs and expenses	658,101	481,498	1,256,349	859,985

Net earnings (loss) of unconsolidated entities	$(77,266)	36,276	(18,369)	143,302

The Company’s share of net earnings (loss) – recognized (1)	$(26,523)	14,792	(40,728)	52,982

(1)	For the three and six months ended May 31, 2007, the Company’s share of net loss recognized from unconsolidated entities includes $27.5 million and $34.0 million, respectively, of FAS 144 valuation adjustments related to assets of the unconsolidated entities.

The unconsolidated entities in which the Company has investments usually finance their activities with a combination of partner equity and debt financing. As of May 31, 2007, the Company’s equity in these unconsolidated entities represented 37% of the entities’ total equity. In some instances, the Company and its partners have guaranteed debt of certain unconsolidated entities.

The Company’s summary of guarantees related to its unconsolidated entities was as follows:

(In thousands)	May 31, 2007	November 30, 2006
Sole recourse debt	$—	18,920
Several recourse debt – repayment	119,456	163,508
Several recourse debt – maintenance	481,865	560,823
Joint and several recourse debt – repayment	237,144	64,473
Joint and several recourse debt – maintenance	774,744	956,682

The Company’s maximum recourse exposure	1,613,209	1,764,406
Less joint and several reimbursement agreements with the Company’s partners	(666,149)	(661,486)

The Company’s net recourse exposure	947,060	1,102,920
Debt without recourse to the Company	4,570,930	3,898,705

Total debt	$5,517,990	5,001,625

The maintenance amounts above are the Company’s maximum exposure to loss from maintenance guarantees, which assumes that the fair value of the underlying collateral is zero.

In addition, the Company and/or its partners occasionally grant liens on their interests in an unconsolidated entity in order to help secure a loan to that entity. When the Company and/or its partners provide guarantees, the unconsolidated entity generally receives more favorable terms from its lenders than would otherwise be available to it. In a repayment guarantee, the Company and its venture partners guarantee repayment of a portion or all of the debt in the event of a default before the lender would have to exercise its rights against the collateral. The maintenance guarantees only apply if the value of the collateral (generally land and improvements) is less than a specified percentage of the loan balance. If the Company is required to make a payment under a maintenance guarantee to bring the value of the collateral above the specified percentage of the loan balance, the payment would constitute a capital contribution or loan to the unconsolidated entity and increase the Company’s share of any funds the unconsolidated entity distributes. During the three and six months ended May 31, 2007, amounts paid under the Company’s maintenance guarantees were not material. As of May 31, 2007, the fair values of the maintenance guarantees and repayment guarantees were not material. The Company believes that as of May 31, 2007, if there was an occurrence of a triggering event or condition under a guarantee, the collateral should be sufficient to repay the obligation.

In February 2007, the Company’s LandSource joint venture admitted MW Housing Partners as a new strategic partner. The transaction resulted in a cash distribution from LandSource to the Company of $707.6 million. As a result, the Company’s ownership in LandSource was reduced to 16%. If LandSource reaches certain financial targets, the Company will have a disproportionate share of the entity’s future positive net cash flow. As a result of the recapitalization, the Company recognized a pretax financial statement gain of $175.9 million during the six months ended May 31, 2007 and could potentially recognize an additional $400 million primarily in future years, in addition to profits from its continuing ownership interest. Of the $707.6 million received by the Company in the recapitalization of LandSource, $76.6 million represented distributions of the Company’s share of cumulative earnings from LandSource, $276.4 million represented distributions of the Company’s invested capital in LandSource and $354.6 million represented distributions in excess of the Company’s invested capital in LandSource. During the three and six months ended May 31, 2007, the Company exercised options to purchase approximately 850 homesites and 2,450 homesites, respectively, from LandSource at an aggregate purchase price of $160.5 million and $498.7 million, respectively.

(4)	Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net earnings (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Basic and diluted earnings (loss) per share were calculated as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
(In thousands, except per share amounts)	2007	2006	2007	2006
Numerator:
Numerator for basic earnings (loss) per share – net earnings (loss)	$(244,205)	324,747	(175,582)	582,799
Interest on 5.125% zero-coupon convertible senior subordinated notes due 2021, net of tax	—	378	—	1,566

Numerator for diluted earnings (loss) per share	$(244,205)	325,125	(175,582)	584,365

Denominator:
Denominator for basic earnings (loss) per share - weighted average shares	157,697	159,571	157,413	158,698
Effect of dilutive securities:
Share-based payment	—	1,840	—	2,106
5.125% zero-coupon convertible senior subordinated notes due 2021	—	1,505	—	2,931

Denominator for diluted earnings (loss) per share	157,697	162,916	157,413	163,735

Basic earnings (loss) per share	$(1.55)	2.04	(1.12)	3.67

Diluted earnings (loss) per share	$(1.55)	2.00	(1.12)	3.57

Options to purchase 5.4 million and 3.1 million shares, respectively, of common stock were outstanding and anti-dilutive for the three months ended May 31, 2007 and 2006. Options to purchase 4.4 million and 2.3 million shares, respectively, of common stock were outstanding and anti-dilutive for the six months ended May 31, 2007 and 2006.

(5)	Financial Services

The assets and liabilities related to the Financial Services segment were as follows:

(In thousands)	May 31, 2007	November 30, 2006
Assets:
Cash	$167,757	116,657
Receivables, net	432,898	633,004
Loans held-for-sale, net	383,337	483,704
Loans held-for-investment, net	156,645	189,638
Investments held-to-maturity	52,618	59,571
Goodwill	61,222	61,205
Other	70,263	69,597

	$1,324,740	1,613,376

Liabilities:
Notes and other debts payable	$860,371	1,149,231
Other	200,075	212,984

	$1,060,446	1,362,215

At May 31, 2007, the Financial Services segment had warehouse lines of credit totaling $1.1 billion to fund its mortgage loan activities. Borrowings under the lines of credit were $829.2 million and $1.1 billion, respectively, at May 31, 2007 and November 30, 2006. The warehouse lines of credit mature in June 2008 ($700 million) and in April 2008 ($425 million), at which time the Company expects the facilities to be renewed. At May 31, 2007 and November 30, 2006, the Financial Services segment had advances under a conduit funding agreement amounting to $7.1 million and $1.7 million, respectively. The segment also had a $25 million revolving line of credit that matures in July 2007, at which time the Company expects the line of credit to be renewed. Borrowings under the line of credit were $23.8 million and $23.7 million, respectively, at May 31, 2007 and November 30, 2006.

(6)	Cash

Cash as of May 31, 2007 and November 30, 2006 included $40.1 million and $135.9 million, respectively, of cash held in escrow for approximately three days.

(7)	Restricted Cash

Restricted cash consists of customer deposits on home sales held in restricted accounts until title transfers to the homebuyer, as required by the state and local governments in which the homes were sold.

(8)	Senior Notes and Other Debts Payable

(Dollars in thousands)	May 31, 2007	November 30, 2006
7 5/8% senior notes due 2009	$278,643	277,830
5.125% senior notes due 2010	299,798	299,766
5.95% senior notes due 2011	249,461	249,415
5.95% senior notes due 2013	345,989	345,719
5.50% senior notes due 2014	247,680	247,559
5.60% senior notes due 2015	501,851	501,957
6.50% senior notes due 2016	249,694	249,683
Senior floating-rate notes due 2009	300,000	300,000
Mortgage notes on land and other debt	112,170	141,574

	$2,585,286	2,613,503

As of May 31, 2007, the Company had a $2.7 billion senior unsecured revolving credit facility (the “Credit Facility”) that matures in 2011. The Credit Facility also included access to an additional $0.5 billion of financing through an accordion feature, subject to additional commitments, for a maximum potential aggregate commitment under the Credit Facility of $3.2 billion. Subsequent to May 31, 2007, the Company received additional commitments of $0.4 billion under the accordion feature increasing the Credit Facility to $3.1 billion, thus reducing access to additional commitments under the accordion feature to $0.1 billion. The Credit Facility is guaranteed by substantially all of the Company’s wholly-owned subsidiaries other than finance company subsidiaries (which include mortgage and title insurance agency subsidiaries). Interest rates on outstanding borrowings are LIBOR-based, with margins determined based on changes in the Company’s credit ratings, or an alternate base rate, as described in the credit agreement. At both May 31, 2007 and November 30, 2006, the Company had no outstanding balance under the Credit Facility; however, at May 31, 2007 and November 30, 2006, $391.9 million and $496.9 million, respectively, of the Company’s total letters of credit outstanding discussed below were collateralized against certain borrowings available under the Credit Facility.

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

At May 31, 2007 and November 30, 2006, the Company had letters of credit outstanding in the amount of $1.1 billion and $1.4 billion, respectively, which included $152.3 million and $190.8 million, respectively, of letters of credit outstanding under the LC Facility. These letters of credit are generally posted with either regulatory bodies to guarantee the Company’s performance of certain development and construction activities or in lieu of cash deposits on option contracts.

The Company has a commercial paper program (the “Program”) under which the Company may, from time-to-time, issue short-term, unsecured notes in an aggregate amount not to exceed $2.0 billion. Issuances under the Program are guaranteed by all of the Company’s wholly-owned subsidiaries that are also guarantors of its Credit Facility. At both May 31, 2007 and November 30, 2006, no amounts were outstanding under the Program.

The Company also has an arrangement with a financial institution whereby it can issue short-term, unsecured fixed-rate notes from time-to-time. At both May 31, 2007 and November 30, 2006, no amounts were outstanding under this arrangement.

In June 2007, the Company redeemed its $300 million senior floating-rate notes due 2009 (the “Floating-Rate Notes”). The redemption price was $300 million, or 100% of the principal amount of the Floating-Rate Notes outstanding, plus accrued and unpaid interest as of the redemption date.

The Company’s debt arrangements contain certain financial covenants, which the Company was in compliance with at May 31, 2007.

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

	Three Months Ended May 31,		Six Months Ended May 31,
(In thousands)	2007	2006	2007	2006
Warranty reserve, beginning of period	$164,670	139,804	172,571	144,916
Additions to reserve for warranties issued during the period	28,733	46,237	56,215	80,004
Adjustments to pre-existing warranties from changes in estimates	9,051	10,493	13,921	16,315
Payments	(36,109)	(41,729)	(76,362)	(86,430)

Warranty reserve, end of period	$166,345	154,805	166,345	154,805

(10)	Stockholders’ Equity

In June 2001, the Company’s Board of Directors authorized a stock repurchase program to permit the purchase of up to 20 million shares of the Company’s outstanding common stock. There were no share repurchases during the three months ended May 31, 2007, and no material share repurchases during the six months ended May 31, 2007. As of May 31, 2007, 6.2 million shares of common stock can be repurchased in the future under the program. Treasury stock increased by 0.2 million common shares during the six months ended May 31, 2007, primarily related to forfeitures of restricted stock.

(11)	Share-Based Payment

During the three months ended May 31, 2007 and 2006, compensation expense related to the Company’s share-based payment awards was $12.6 million and $9.4 million, respectively, of which $5.7 million and $6.4 million, respectively, related to stock options and $6.9 million and $3.0 million, respectively, related to awards of restricted common stock (“nonvested shares”). During the six months ended May 31, 2007 and 2006, compensation expense related to the Company’s share-based payment awards was $20.6 million and $17.6 million, respectively, of which $10.6 million and $12.0 million, respectively, related to stock options and $10.0 million and $5.6 million, respectively, related to nonvested shares. During the three months ended May 31, 2007 and 2006, the Company granted 0.1 million stock options and 0.2 million stock options, respectively, and issued 0.2 million nonvested shares and 0.6 million nonvested shares, respectively. During the six months ended May 31, 2007 and 2006, the Company granted 1.1 million stock options and 1.7 million stock options, respectively, and issued 1.5 million nonvested shares and 0.6 million nonvested shares, respectively.

(12)	Comprehensive Income (Loss)

Comprehensive income (loss) represents changes in stockholders’ equity from non-owner sources. The components of comprehensive income (loss) were as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
(Dollars in thousands)	2007	2006	2007	2006
Net earnings (loss)	$(244,205)	324,747	(175,582)	582,799
Unrealized gain arising during period on interest rate swaps, net of 36% and 37% tax effect, respectively, in 2007 and 2006	447	1,075	975	2,095
Unrealized loss arising during period on available-for-sale investment securities, net of 37% tax effect in 2006	—	(242)	—	(238)

Comprehensive income (loss)	$(243,758)	325,580	(174,607)	584,656

(13)	Consolidation of Variable Interest Entities

The Company follows Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), Consolidation of Variable Interest Entities, (“FIN 46R”) which requires the consolidation of certain entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.

Unconsolidated Entities

At May 31, 2007, the Company had investments in and advances to unconsolidated entities established to acquire and develop land for sale to the Company in connection with its homebuilding operations, for sale to third parties or for the construction of homes for sale to third-party homebuyers. The Company evaluated all agreements under FIN 46R during the six months ended May 31, 2007 that were entered into or had reconsideration events during that period, and it consolidated entities that at May 31, 2007 had total combined assets and liabilities of $30.2 million and $22.6 million, respectively.

At May 31, 2007 and November 30, 2006, the Company’s investments in unconsolidated entities were $1.2 billion and $1.4 billion, respectively. The Company’s estimated maximum exposure to loss with regard to unconsolidated entities was primarily its investments in these entities and the exposure under the guarantees discussed in Note 3.

Option Contracts

In the Company’s homebuilding operations, the Company has access to land through option contracts, which generally enables it to defer acquiring portions of properties owned by third parties (including land funds) and unconsolidated entities until the Company is ready to build homes on them.

The table below indicates the number of homesites owned and homesites to which the Company had access through option contracts with third parties (“optioned”) or unconsolidated joint ventures in which the Company has investments (“JVs”) (i.e., controlled homesites) at May 31, 2007 and 2006:

	Controlled Homesites			Owned Homesites	Total Homesites
May 31, 2007	Optioned	JVs	Total
East	33,167	17,118	50,285	36,101	86,386
Central	21,726	27,755	49,481	21,515	70,996
West	5,787	38,134	43,921	23,717	67,638
Other	5,140	1,887	7,027	11,372	18,399

Total homesites	65,820	84,894	150,714	92,705	243,419

Total homesites (%)	27%	35%	62%	38%	100%

	Controlled Homesites			Owned Homesites	Total Homesites
May 31, 2006	Optioned	JVs	Total
East	60,291	14,800	75,091	41,369	116,460
Central	28,335	33,488	61,823	24,922	86,745
West	30,346	46,694	77,040	24,387	101,427
Other	13,403	2,091	15,494	12,959	28,453

Total homesites	132,375	97,073	229,448	103,637	333,085

Total homesites (%)	40%	29%	69%	31%	100%

When the Company permits an option to terminate or walks away from an option, it writes-off any deposit and pre-acquisition costs associated with the option contract. For the three months ended May 31, 2007 and 2006, the Company wrote-off $48.9 million and $21.8 million, respectively, of option deposits and pre-acquisition costs related to land under option that it does not intend to purchase. For the six months ended May 31, 2007 and 2006, the Company wrote-off $69.9 million and $25.3 million, respectively, of option deposits and pre-acquisition costs related to land under option that it does not intend to purchase.

The Company evaluated all option contracts for land when entered into or upon a reconsideration event and determined it was the primary beneficiary of certain of these option contracts. Although the Company does not have legal title to the optioned land, under FIN 46R, the Company, if it is deemed to be the primary beneficiary, is required to consolidate the land under option at the purchase price of the optioned land. During the six months ended May 31, 2007, the effect of the consolidation of these option contracts was an increase of $299.8 million to consolidated inventory not owned with a corresponding increase to liabilities related to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of May 31, 2007. This increase was offset primarily by the Company exercising its options to acquire land under certain contracts previously consolidated under FIN 46R, deconsolidation of certain option contracts and $41.8 million of FAS 144 valuation adjustments, resulting in a net increase in consolidated inventory not owned of $34.4 million. To reflect the purchase price of the inventory consolidated under FIN 46R, the Company reclassified $13.7 million of related option deposits from land under development to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of May 31, 2007. The liabilities related to consolidated inventory not owned represent the difference between the option exercise prices for the optioned land and the Company’s cash deposits.

At May 31, 2007 and November 30, 2006, the Company’s exposure to loss related to its option contracts with third parties and unconsolidated entities consisted of its non-refundable option deposits and advanced costs totaling $598.9 million and $785.9 million, respectively. Additionally, the Company had posted $442.1 million and $553.4 million, respectively, of letters of credit in lieu of cash deposits under certain option contracts as of May 31, 2007 and November 30, 2006.

(14)	New Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 provides interpretive guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006 (the Company’s fiscal year beginning December 1, 2007). The Company is currently reviewing the effect of FIN 48 on its consolidated financial statements.

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

In November 2006, the FASB issued Emerging Issues Task Force Issue No. 06-8, Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66 for Sales of Condominiums, (“EITF 06-8”). EITF 06-8 establishes that a company should evaluate the adequacy of the buyer’s continuing investment in determining whether to recognize profit under the percentage-of-completion method. EITF 06-8 is effective for the first annual reporting period beginning after March 15, 2007 (the Company’s fiscal year beginning December 1, 2007). The adoption of EITF 06-8 is not expected to be material to the Company’s consolidated financial statements.

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, (“FAS 159”). FAS 159 permits companies to measure many financial instruments and certain other items at fair value. FAS 159 is effective for fiscal years beginning after November 15, 2007 (the Company’s fiscal year beginning December 1, 2007). The adoption of FAS 159 is not expected to be material to the Company’s consolidated financial statements.

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

Condensed Consolidating Balance Sheet

May 31, 2007

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Homebuilding:
Cash, restricted cash and receivables, net	$28,423	405,955	16,906	—	451,284
Inventories	—	7,372,914	332,320	—	7,705,234
Investments in unconsolidated entities	—	1,220,622	14,981	—	1,235,603
Goodwill	—	190,198	—	—	190,198
Other assets	531,939	90,393	12,679	—	635,011
Investments in subsidiaries	7,581,198	550,668	—	(8,131,866)	—

	8,141,560	9,830,750	376,886	(8,131,866)	10,217,330
Financial services	—	21,991	1,302,749	—	1,324,740

Total assets	$8,141,560	9,852,741	1,679,635	(8,131,866)	11,542,070

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable and other liabilities	$271,632	1,498,745	69,971	—	1,840,348
Liabilities related to consolidated inventory not owned	—	416,180	—	—	416,180
Senior notes and other debts payable	2,473,116	13,306	98,864	—	2,585,286
Intercompany	(186,743)	340,114	(153,371)	—	—

	2,558,005	2,268,345	15,464	—	4,841,814
Financial services	—	3,198	1,057,248	—	1,060,446

Total liabilities	2,558,005	2,271,543	1,072,712	—	5,902,260
Minority interest	—	—	56,255	—	56,255
Stockholders’ equity	5,583,555	7,581,198	550,668	(8,131,866)	5,583,555

Total liabilities and stockholders’ equity	$8,141,560	9,852,741	1,679,635	(8,131,866)	11,542,070

(15)	Supplemental Financial Information – (Continued)

Condensed Consolidating Balance Sheet

November 30, 2006

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Homebuilding:
Cash, restricted cash and receivables, net	$422,373	395,261	27,867	—	845,501
Inventories	—	7,523,554	307,929	—	7,831,483
Investments in unconsolidated entities	—	1,435,346	11,832	—	1,447,178
Goodwill	—	196,638	—	—	196,638
Other assets	360,708	104,200	9,182	—	474,090
Investments in subsidiaries	7,839,517	486,461	—	(8,325,978)	—

	8,622,598	10,141,460	356,810	(8,325,978)	10,794,890
Financial services	—	25,108	1,588,268	—	1,613,376

Total assets	$8,622,598	10,166,568	1,945,078	(8,325,978)	12,408,266

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable and other liabilities	$605,834	1,644,304	91,922	—	2,342,060
Liabilities related to consolidated inventory not owned	—	333,723	—	—	333,723
Senior notes and other debts payable	2,471,928	53,720	87,855	—	2,613,503
Intercompany	(156,536)	288,570	(132,034)	—	—

	2,921,226	2,320,317	47,743	—	5,289,286
Financial services	—	6,734	1,355,481	—	1,362,215

Total liabilities	2,921,226	2,327,051	1,403,224	—	6,651,501
Minority interest	—	—	55,393	—	55,393
Stockholders’ equity	5,701,372	7,839,517	486,461	(8,325,978)	5,701,372

Total liabilities and stockholders’ equity	$8,622,598	10,166,568	1,945,078	(8,325,978)	12,408,266

(15)	Supplemental Financial Information – (Continued)

Condensed Consolidating Statement of Earnings

Three Months Ended May 31, 2007

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Homebuilding	$—	2,724,852	16,958	—	2,741,810
Financial services	—	2,767	143,714	(12,348)	134,133

Total revenues	—	2,727,619	160,672	(12,348)	2,875,943

Costs and expenses:
Homebuilding	—	3,038,285	17,071	(2,059)	3,053,297
Financial services	—	7,078	126,857	(14,012)	119,923
Corporate general and administrative	45,817	—	—	—	45,817

Total costs and expenses	45,817	3,045,363	143,928	(16,071)	3,219,037

Equity in loss from unconsolidated entities	—	(26,523)	—	—	(26,523)
Management fees and other income (expense), net	3,723	(12,831)	—	(3,723)	(12,831)
Minority interest expense, net	—	—	824	—	824

Earnings (loss) before provision (benefit) for income taxes	(42,094)	(357,098)	15,920	—	(383,272)
Provision (benefit) for income taxes	(14,765)	(129,862)	5,560	—	(139,067)
Equity in earnings (loss) from subsidiaries	(216,876)	10,360	—	206,516	—

Net earnings (loss)	$(244,205)	(216,876)	10,360	206,516	(244,205)

Condensed Consolidating Statement of Earnings Three Months Ended May 31, 2006
(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Homebuilding	$—	4,310,351	104,951	—	4,415,302
Financial services	—	1,677	170,847	(10,323)	162,201

Total revenues	—	4,312,028	275,798	(10,323)	4,577,503

Costs and expenses:
Homebuilding	—	3,818,869	84,911	(1,265)	3,902,515
Financial services	—	6,039	133,800	(12,229)	127,610
Corporate general and administrative	56,532	—	—	—	56,532

Total costs and expenses	56,532	3,824,908	218,711	(13,494)	4,086,657

Equity in earnings from unconsolidated entities	—	14,792	—	—	14,792
Management fees and other income, net	3,171	14,411	1,964	(3,171)	16,375
Minority interest expense, net	—	—	6,541	—	6,541

Earnings (loss) before provision (benefit) for income taxes	(53,361)	516,323	52,510	—	515,472
Provision (benefit) for income taxes	(19,745)	191,040	19,430	—	190,725
Equity in earnings from subsidiaries	358,363	33,080	—	(391,443)	—

Net earnings	$324,747	358,363	33,080	(391,443)	324,747

(15)	Supplemental Financial Information – (Continued)

Condensed Consolidating Statement of Earnings

Six Months Ended May 31, 2007

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Homebuilding	$—	5,374,915	30,065	—	5,404,980
Financial services	—	5,729	280,805	(23,491)	263,043

Total revenues	—	5,380,644	310,870	(23,491)	5,668,023

Costs and expenses:
Homebuilding	—	5,724,427	30,544	(3,508)	5,751,463
Financial services	—	18,880	245,891	(31,807)	232,964
Corporate general and administrative	92,736	—	—	—	92,736

Total costs and expenses	92,736	5,743,307	276,435	(35,315)	6,077,163

Gain on recapitalization of unconsolidated entity	—	175,879	—	—	175,879
Equity in loss from unconsolidated entities	—	(40,728)	—	—	(40,728)
Management fees and other income, net	11,824	1,010	—	(11,824)	1,010
Minority interest expense, net	—	—	1,368	—	1,368

Earnings (loss) before provision (benefit) for income taxes	(80,912)	(226,502)	33,067	—	(274,347)
Provision (benefit) for income taxes	(29,128)	(81,541)	11,904	—	(98,765)
Equity in earnings (loss) from subsidiaries	(123,798)	21,163	—	102,635	—

Net earnings (loss)	$(175,582)	(123,798)	21,163	102,635	(175,582)

Condensed Consolidating Statement of Earnings Six Months Ended May 31, 2006
(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Homebuilding	$—	7,334,954	189,066	—	7,524,020
Financial services	—	5,388	312,667	(23,913)	294,142

Total revenues	—	7,340,342	501,733	(23,913)	7,818,162

Costs and expenses:
Homebuilding	—	6,453,946	162,144	(2,519)	6,613,571
Financial services	—	9,637	263,880	(24,591)	248,926
Corporate general and administrative	108,423	—	—	—	108,423

Total costs and expenses	108,423	6,463,583	426,024	(27,110)	6,970,920

Equity in earnings from unconsolidated entities	—	52,982	—	—	52,982
Management fees and other income, net	3,197	31,756	4,052	(3,197)	35,808
Minority interest expense, net	—	—	10,954	—	10,954

Earnings (loss) before provision (benefit) for income taxes	(105,226)	961,497	68,807	—	925,078
Provision (benefit) for income taxes	(38,934)	355,754	25,459	—	342,279
Equity in earnings from subsidiaries	649,091	43,348	—	(692,439)	—

Net earnings	$582,799	649,091	43,348	(692,439)	582,799

(15)	Supplemental Financial Information – (Continued)

Condensed Consolidating Statement of Cash Flows

Six Months Ended May 31, 2007

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net earnings (loss)	$(175,582)	(123,798)	21,163	102,635	(175,582)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities	(468,925)	72,398	266,464	(102,635)	(232,698)

Net cash provided by (used in) operating activities	(644,507)	(51,400)	287,627	—	(408,280)

Cash flows from investing activities:
Decrease in investments in unconsolidated entities, net	—	46,034	—	—	46,034
Distributions in excess of investment in unconsolidated entity	—	354,644	—	—	354,644
Other	12,026	(17,405)	15,193	—	9,814

Net cash provided by investing activities	12,026	383,273	15,193	—	410,492

Cash flows from financing activities:
Net repayments under financial services debt	—	—	(288,860)	—	(288,860)
Proceeds from other borrowings	—	25,382	6,934	—	32,316
Principal payments on other borrowings	—	(91,053)	—	—	(91,053)
Net payments related to minority interests	—	—	(1,543)	—	(1,543)
Excess tax benefits from share-based awards	4,276	—	—	—	4,276
Common stock:
Issuances	19,909	—	—	—	19,909
Repurchases	(3,009)	—	—	—	(3,009)
Dividends	(50,554)	—	—	—	(50,554)
Intercompany	269,037	(293,752)	24,715	—	—

Net cash provided by (used in) financing activities	239,659	(359,423)	(258,754)	—	(378,518)

Net increase (decrease) in cash	(392,822)	(27,550)	44,066	—	(376,306)
Cash at beginning of period	420,845	218,453	139,021	—	778,319

Cash at end of period	$28,023	190,903	183,087	—	402,013

(15)	Supplemental Financial Information – (Continued)

Condensed Consolidating Statement of Cash Flows

Six Months Ended May 31, 2006

(Dollars in thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net earnings	$582,799	649,091	43,348	(692,439)	582,799
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities	(352,849)	(1,810,962)	278,357	692,439	(1,193,015)

Net cash provided by (used in) operating activities	229,950	(1,161,871)	321,705	—	(610,216)

Cash flows from investing activities:
Increase in investments in unconsolidated entities, net	—	(247,997)	—	—	(247,997)
Acquisitions, net of cash acquired	—	(30,329)	(3,000)	—	(33,329)
Other	(1,262)	(20,285)	(7,195)	—	(28,742)

Net cash used in investing activities	(1,262)	(298,611)	(10,195)	—	(310,068)

Cash flows from financing activities:
Net repayments under financial services debt	—	—	(37,629)	—	(37,629)
Net borrowings under revolving credit facility	185,000	—	—	—	185,000
Proceeds from 5.95% senior notes	248,665	—	—	—	248,665
Proceeds from 6.50% senior notes	248,933	—	—	—	248,933
Principal payments on other borrowings	(2,336)	(126,099)	(12,746)	—	(141,181)
Net payments related to minority interests	—	—	(39,515)	—	(39,515)
Excess tax benefits from share-based awards	5,681	—	—	—	5,681
Common stock:
Issuances	27,967	—	—	—	27,967
Repurchases	(270,006)	—	—	—	(270,006)
Dividends	(50,964)	—	—	—	(50,964)
Intercompany	(1,023,095)	1,234,748	(211,653)	—	—

Net cash provided by (used in) financing activities	(630,155)	1,108,649	(301,543)	—	176,951

Net increase (decrease) in cash	(401,467)	(351,833)	9,967	—	(743,333)
Cash at beginning of period	401,467	495,081	162,795	—	1,059,343

Cash at end of period	$—	143,248	172,762	—	316,010

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Outlook

The housing market continued to deteriorate throughout the second quarter of 2007. The increased supply of new and existing homes, as well as intensified competitor pressures to sell those homes, resulted in declining home prices across our markets. We continued to adjust pricing primarily through sales incentives to reflect current market conditions. While this allowed us to manage inventory levels, it also resulted in lower gross margins.

Our management team continues to focus on daily operations, our balance sheet first approach and refining individual asset strategies and values based on current market conditions. We are using the slow market conditions to refine our operating processes and improve efficiencies. We are continuing to focus on reducing SG&A expenses, reducing hard construction costs, driving sales, and managing our assets by reducing both land purchases and starts.

As we look to our third quarter and the remainder of 2007, we continue to see weak, and perhaps deteriorating, market conditions. Supply and demand are continuing to shift in many markets, and we believe three things will have to happen before we see a stabilization and recovery in the market:

1.	Inventories of both new and existing homes will have to stabilize first and then be absorbed;

2.	The mortgage markets will need to settle, especially relative to the sub-prime market; and

3.	Consumer confidence relative to home buyers is going to have to be restored.

If the market does not begin to stabilize and we see further deterioration in market conditions, this may lead to an increase in the supply of new and existing homes as a result of decreased absorption levels. Although the decrease in sales absorption may lead to higher sales incentives and reduced gross margins, it may be partially offset by our efforts to reduce hard construction costs and sales and marketing expenses. Reduced gross margins may lead to additional valuation adjustments in the future. Additionally, current market conditions may cause us to re-evaluate our strategy regarding certain assets that could result in additional valuation adjustments related to our inventory and write-offs of deposits and pre-acquisition costs as a result of the abandonment of option contracts. If market conditions continue to deteriorate, we may need to continue to negotiate the terms of our land seller notes receivable, which may result in additional write-offs in the future.

Additionally, with respect to the loans we originate on the homes we deliver, which are substantially sold in the secondary mortgage market, investor concerns about mortgage payment defaults could adversely affect the price for which we will be able to sell those loans.

Given uncertain market conditions, we continue to be unable to predict future results, but we currently expect to be in a loss position in our third quarter.

(1) Results of Operations

Overview

We historically have experienced, and expect to continue to experience, variability in quarterly results. Our results of operations for the three and six months ended May 31, 2007 are not necessarily indicative of the results to be expected for the full year.

Net loss was $244.2 million, or $1.55 per diluted share, in the second quarter of 2007, compared to net earnings of $324.7 million, or $2.00 per diluted share, in the second quarter of 2006. Net loss was $175.6 million, or 1.12 per diluted share, in the six months ended May 31, 2007, compared to net earnings of $582.8 million, or $3.57 per diluted share, in the six months ended May 31, 2006. The decrease in net earnings was attributable to weak market conditions that have persisted during the first half of 2007 and have impacted all of our operations, including our homebuilding gross margins. Our gross margins decreased due to Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, (“FAS 144”) valuation adjustments and a decrease in the average sales price of homes delivered due primarily to higher sales incentives offered to homebuyers in the three and six months ended May 31, 2007, compared to the same periods in the prior year.

Financial information relating to our operations was as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
(In thousands)	2007	2006	2007	2006
Homebuilding revenues:
Sales of homes	$2,687,388	4,023,273	5,309,879	6,943,968
Sales of land	54,422	392,029	95,101	580,052

Total homebuilding revenues	2,741,810	4,415,302	5,404,980	7,524,020

Homebuilding costs and expenses:
Cost of homes sold	2,494,183	3,076,765	4,755,778	5,269,537
Cost of land sold	163,219	350,959	230,364	489,878
Selling, general and administrative	395,895	474,791	765,321	854,156

Total homebuilding costs and expenses	3,053,297	3,902,515	5,751,463	6,613,571

Gain on recapitalization of unconsolidated entity	—	—	175,879	—
Equity in earnings (loss) from unconsolidated entities	(26,523)	14,792	(40,728)	52,982
Management fees and other income (expense), net	(12,831)	16,375	1,010	35,808
Minority interest expense, net	824	6,541	1,368	10,954

Homebuilding operating earnings (loss)	$(351,665)	537,413	(211,690)	988,285

Financial services revenues	$134,133	162,201	263,043	294,142
Financial services costs and expenses	119,923	127,610	232,964	248,926

Financial services operating earnings	$14,210	34,591	30,079	45,216

Total operating earnings (loss)	$(337,455)	572,004	(181,611)	1,033,501
Corporate general and administrative expenses	45,817	56,532	92,736	108,423

Earnings (loss) before provision (benefit) for income taxes	$(383,272)	515,472	(274,347)	925,078

Three Months Ended May 31, 2007 versus Three Months Ended May 31, 2006

Revenues from home sales decreased 33% in the second quarter of 2007 to $2.7 billion from $4.0 billion in 2006. Revenues were lower primarily due to a 29% decrease in the number of home deliveries and a 7% decrease in the average sales price of homes delivered in 2007. New home deliveries, excluding unconsolidated entities, decreased to 8,940 homes in the second quarter of 2007 from 12,506 homes last year. In the second quarter of 2007, new home deliveries were lower in each of our homebuilding segments and Homebuilding Other, compared to 2006. The average sales price of homes delivered decreased to $298,000 in the second quarter of 2007 from $322,000 in the same period last year, primarily due to higher sales incentives offered to homebuyers ($43,700 per home delivered in the second quarter of 2007, compared to $24,700 per home delivered in the same period last year).

Gross margins on home sales excluding FAS 144 valuation adjustments were $364.8 million, or 13.6%, in the second quarter of 2007, compared to $955.2 million, or 23.7%, in 2006. Gross margins on home sales excluding FAS 144 valuation adjustments is a non-GAAP financial measure disclosed by certain of our competitors and has been presented by us because we find it useful in evaluating our operating performance and believe that it helps readers of our financial statements compare our operations with those of our competitors. Gross margin percentage on home sales decreased compared to last year in all of our homebuilding segments primarily due to higher sales incentives offered to homebuyers. The gross margin percentage decline was highest in our Homebuilding East and West segments. Gross margins on home sales were $193.2 million, or 7.2%, in the second quarter of 2007 including $171.6 million of FAS 144 valuation adjustments ($100.3 million, $16.2 million, $49.1 million and $6.0 million, respectively, in our Homebuilding East, Central and West segments and Homebuilding Other), compared to gross margins on home sales of $946.5 million, or 23.5%, in the second quarter of 2006 including $8.7 million of FAS 144 valuation adjustments ($5.9 million, $1.6 million and $1.2 million, respectively, in our Homebuilding East, Central and West segments).

Selling, general and administrative expenses decreased $78.9 million, or 17%, in the second quarter of 2007, compared to the same period last year. As a percentage of revenues from home sales, selling, general and administrative expenses increased to 14.7% in the second quarter of 2007, from 11.8% in 2006. The 290 basis point increase was primarily due to lower revenues and costs related to the consolidation of operations in certain markets.

Loss on land sales totaled $108.8 million in the second quarter of 2007, including $69.4 million of FAS 144 valuation adjustments and $48.9 million of write-offs of deposits and pre-acquisition costs related to approximately 5,400 homesites under option that we do not intend to purchase. In the second quarter of last year, gross profit from land sales totaled $41.1 million, net of $16.6 million of FAS 144 valuation adjustments and $21.8 million of write-offs of deposits and pre-acquisition costs related to approximately 4,800 homesites that were under option. FAS 144 valuation adjustments in the second quarter of 2007 were $30.6 million, $2.7 million, $19.3 million and $16.9 million, respectively, in our Homebuilding East, Central and West segments and Homebuilding Other, compared to $3.0 million, $5.7 million and $7.9 million, respectively, in the prior year in our Homebuilding East and Central segments and Homebuilding Other. Write-offs of deposits and pre-acquisition costs in the second quarter of 2007 were $16.0 million, $9.9 million, $21.7 million and $1.3 million, respectively, in our Homebuilding East, Central and West segments and Homebuilding Other, compared to $1.6 million, $0.5 million, $7.3 million and $12.5 million, respectively, in the prior year in our Homebuilding East, Central and West segments and Homebuilding Other.

Equity in loss from unconsolidated entities was $26.5 million in the second quarter of 2007, which included $27.5 million of FAS 144 valuation adjustments ($1.1 million and $26.3 million, respectively, in our Homebuilding Central and West segments) to our investments in unconsolidated entities, compared to equity in earnings from unconsolidated entities of $14.8 million last year. Management fees and other income (expense), net, totaled ($12.8) million in the second quarter of 2007 (including $11.6 million of valuation adjustments), compared to $16.4 million in the second quarter of 2006. Minority interest expense, net was $0.8 million and $6.5 million, respectively, in the second quarter of 2007 and 2006. Sales of land, equity in earnings (loss) from unconsolidated entities, management fees and other income (expense), net and minority interest expense, net may vary significantly from period to period depending on the timing of land sales and other transactions entered into by us and unconsolidated entities in which we have investments.

Operating earnings for the Financial Services segment were $14.2 million in the second quarter of 2007, compared to $34.6 million last year. The decrease was primarily due to decreased profitability from the segment’s mortgage operations as a result of decreased volume and profit per loan, and $14.4 million of partial write-offs of land seller notes receivable due to the renegotiation of terms.

Corporate general and administrative expenses were reduced by $10.7 million, or 19%, in the second quarter of 2007, compared to the same period last year. As a percentage of total revenues, corporate general and administrative expenses increased to 1.6% in the second quarter of 2007, from 1.2% in 2006, primarily due to lower revenues.

For the three months ended May 31, 2007 and 2006, our effective income tax rate was 36.28% and 37%, respectively.

Six Months Ended May 31, 2007 versus Six Months Ended May 31, 2006

Revenues from home sales decreased 24% in the six months ended May 31, 2007 to $5.3 billion from $6.9 billion in 2006. Revenues were lower primarily due to an 18% decrease in the number of home deliveries and a 7% decrease in the average sales price of homes delivered in 2007. New home deliveries, excluding unconsolidated entities, decreased to 17,506 homes in the six months ended May 31, 2007 from 21,410 homes last year. In the six months ended May 31, 2007, new home deliveries were lower in each of our homebuilding segments and Homebuilding Other, compared to 2006. The average sales price of homes delivered decreased to $300,000 in the six months ended May 31, 2007 from $324,000 in 2006 primarily due to higher sales incentives offered to homebuyers ($44,600 per home delivered in 2007, compared to $20,200 per home delivered in 2006).

Gross margins on home sales excluding FAS 144 valuation adjustments were $774.0 million, or 14.6%, in the six months ended May 31, 2007, compared to $1.7 billion, or 24.2%, in 2006. Gross margin percentage on home sales decreased compared to last year in all of our homebuilding segments and Homebuilding Other primarily due to higher sales incentives offered to homebuyers. The gross margin percentage decline was highest in our Homebuilding East and West segments. Gross margins on home sales were $554.1 million, or 10.4%, in the six months ended May 31, 2007 including $219.9 million of FAS 144 valuation adjustments ($119.4 million, $27.5 million, $66.2 million and $6.8 million, respectively, in our Homebuilding East, Central and West segments and Homebuilding Other), compared to gross margins on home sales of $1.7 billion, or 24.1%, in the six months ended May 31, 2006 including $8.7 million of FAS 144 valuation adjustments ($5.9 million, $1.6 million and $1.2 million, respectively, in our Homebuilding East, Central and West segments).

Selling, general and administrative expenses decreased $88.8 million, or 10%, in the six months ended May 31, 2007, compared to the same period last year. As a percentage of revenues from home sales, selling, general and administrative expenses increased to 14.4% in the six months ended May 31, 2007, from 12.3% in 2006. The 210 basis point increase was primarily due to lower revenues, higher broker commissions as a percentage of revenues from home sales and costs related to the consolidation of operations in certain markets.

Loss on land sales totaled $135.3 million in the six months ended May 31, 2007, including $82.7 million of FAS 144 valuation adjustments and $69.9 million of write-offs of deposits and pre-acquisition costs related to approximately 9,400 homesites under option that we do not intend to purchase. In the six months ended May 31, 2006, gross profit from land sales totaled $90.2 million, net of $24.0 million of FAS 144 valuation adjustments and $25.3 million of write-offs of deposits and pre-acquisition costs related to approximately 6,500 homesites that were under option. FAS 144 valuation adjustments in the six months ended May 31, 2007 were $40.1 million, $2.7 million, $22.8 million and $17.1 million, respectively, in our Homebuilding East, Central and West segments and Homebuilding Other, compared to $3.0 million, $12.7 million and $8.2 million, respectively, in the prior year in our Homebuilding East and Central segments and Homebuilding Other. Write-offs of deposits and pre-acquisition costs in the six months ended May 31, 2007 were $29.8 million, $11.2 million, $24.7 million and $4.1 million, respectively, in our Homebuilding East, Central and West segments and Homebuilding Other, compared to $3.2 million, $0.6 million, $8.3 million and $13.3 million, respectively, in the prior year in our Homebuilding East, Central and West segments and Homebuilding Other.

Equity in loss from unconsolidated entities was $40.7 million in the six months ended May 31, 2007, which included $34.0 million of FAS 144 valuation adjustments ($3.8 million, $1.1 million and $29.1 million, respectively, in our Homebuilding East, Central and West segments) to our investments in unconsolidated entities, compared to equity in earnings from unconsolidated entities of $53.0 million last year. Management fees and other income, net, totaled $1.0 million in the six months ended May 31, 2007 (net of $14.3 million of valuation adjustments), compared to $35.8 million in 2006. Minority interest expense, net was $1.4 million and $11.0 million, respectively, in the six months ended May 31, 2007 and 2006. Sales of land, equity in earnings (loss) from unconsolidated entities, management fees and other income, net and minority interest expense, net may vary significantly from period to period depending on the timing of land sales and other transactions entered into by us and unconsolidated entities in which we have investments.

In February 2007, our LandSource joint venture admitted MW Housing Partners as a new strategic partner. The transaction resulted in a cash distribution to us of $707.6 million. Our resulting ownership of LandSource was 16%. If LandSource reaches certain financial targets, we will have a disproportionate share of the entity’s future positive net cash flow. As a result of the recapitalization, we recognized a pretax gain of $175.9 million in 2007 and could potentially recognize an additional $400 million in future years, in addition to profits from our continuing ownership interest.

Operating earnings for the Financial Services segment were $30.1 million in the six months ended May 31, 2007, compared to $45.2 million last year. The decrease was primarily due to $18.6 million of partial write-offs of land seller notes receivable due to the renegotiation of terms, and decreased profitability from the segment’s title operations as a result of decreased volume and profit per transaction.

Corporate general and administrative expenses were reduced by $15.7 million, or 14%, for the six months ended May 31, 2007, compared to 2006. As a percentage of total revenues, corporate general and administrative expenses increased to 1.6% in the six months ended May 31, 2007, from 1.4% in the same period last year, primarily due to lower revenues.

For the six months ended May 31, 2007 and 2006, our effective income tax rate was 36% and 37%, respectively.

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

At May 31, 2007, our reportable homebuilding segments and Homebuilding Other consisted of homebuilding divisions located in the following states:

East: Florida, Maryland, New Jersey and Virginia

Central: Arizona, Colorado and Texas

West: California and Nevada

Other: Illinois, Minnesota, New York, North Carolina and South Carolina

The following tables set forth selected financial and operational information related to our homebuilding operations for the periods indicated:

Selected Financial and Operational Data

	Three Months Ended May 31,		Six Months Ended May 31,
(In thousands)	2007	2006	2007	2006
Revenues:
East:
Sales of homes	$778,622	1,176,339	1,576,019	2,033,263
Sales of land	5,211	21,428	14,103	66,287

Total East	783,833	1,197,767	1,590,122	2,099,550

Central:
Sales of homes	682,347	948,531	1,333,332	1,690,490
Sales of land	13,318	22,788	24,056	49,967

Total Central	695,665	971,319	1,357,388	1,740,457

West:
Sales of homes	985,862	1,611,089	1,900,744	2,709,122
Sales of land	26,573	345,231	45,228	456,592

Total West	1,012,435	1,956,320	1,945,972	3,165,714

Other:
Sales of homes	240,557	287,314	499,784	511,093
Sales of land	9,320	2,582	11,714	7,206

Total Other	249,877	289,896	511,498	518,299

Total homebuilding revenues	$2,741,810	4,415,302	5,404,980	7,524,020

	Three Months Ended May 31,		Six Months Ended May 31,
(In thousands)	2007	2006	2007	2006
Operating earnings (loss):
East:
Sales of homes	$(148,760)	166,174	(154,339)	287,968
Sales of land	(40,896)	(306)	(57,899)	13,384
Equity in earnings (loss) from unconsolidated entities	1,184	609	(451)	5,716
Management fees and other income (expense), net	(3,858)	(115)	7	(320)
Minority interest expense, net	(653)	(763)	(1,840)	(2,506)

Total East	(192,983)	165,599	(214,522)	304,242

Central:
Sales of homes	6,115	75,456	27,935	138,590
Sales of land	(10,224)	(2,107)	(12,167)	1,925
Equity in earnings from unconsolidated entities	2,652	3,474	2,861	2,959
Management fees and other income (expense), net	(678)	3,253	206	6,945
Minority interest income, net	—	235	23	235

Total Central	(2,135)	80,311	18,858	150,654

West:
Sales of homes	(59,958)	232,511	(74,353)	403,841
Sales of land	(39,971)	63,804	(44,141)	95,240
Gain on recapitalization of unconsolidated entity	—	—	175,879	—
Equity in earnings (loss) from unconsolidated entities	(31,605)	7,918	(44,374)	34,530
Management fees and other income (expense), net	(9,738)	12,445	(1,815)	28,085
Minority interest expense, net	(490)	(6,013)	(243)	(8,683)

Total West	(141,762)	310,665	10,953	553,013

Other:
Sales of homes	(87)	(2,424)	(10,463)	(10,124)
Sales of land	(17,706)	(20,321)	(21,056)	(20,375)
Equity in earnings from unconsolidated entities	1,246	2,791	1,236	9,777
Management fees and other income, net	1,443	792	2,612	1,098
Minority interest income, net	319	—	692	—

Total Other	(14,785)	(19,162)	(26,979)	(19,624)

Total homebuilding operating earnings (loss)	$(351,665)	537,413	(211,690)	988,285

Summary of Homebuilding Data

	Three Months Ended May 31,		At or for the Six Months Ended May 31,
Deliveries	2007	2006	2007	2006
East	3,065	3,832	5,664	6,404
Central	3,267	4,546	6,398	7,954
West	2,435	3,798	4,841	6,358
Other	801	1,049	1,700	1,808

Total	9,568	13,225	18,603	22,524

Of the total deliveries listed above, 628 and 1,097, respectively, represent deliveries from unconsolidated entities for the three and six months ended May 31, 2007, compared to 719 and 1,114 deliveries in the same periods last year.

New Orders
East	2,668	2,785	4,743	5,868
Central	2,636	4,447	5,009	8,066
West	1,891	3,507	3,756	5,824
Other	861	1,018	1,680	1,792

Total	8,056	11,757	15,188	21,550

Of the total new orders listed above, 382 and 736, respectively, represent new orders from unconsolidated entities for the three and six months ended May 31, 2007, compared to 619 and 901 new orders in the same periods last year.

Backlog – Homes
East			3,224	7,172
Central			2,209	4,659
West			1,906	4,671
Other			860	1,488

Total			8,199	17,990

Of the total homes in backlog listed above, 688 represents homes in backlog from unconsolidated entities at May 31, 2007, compared to 1,504 homes in backlog at May 31, 2006.
Backlog – Dollar Value (In thousands)
East			$1,095,567	2,607,195
Central			495,664	1,184,992
West			926,283	2,189,609
Other			325,688	545,718

Total			$2,843,202	6,527,514

Of the total dollar value of homes in backlog listed above, $316,633 represents the backlog dollar value from unconsolidated entities at May 31, 2007, compared to $613,370 of backlog dollar value at May 31, 2006.

Backlog represents the number of homes under sales contracts. Homes are sold using sales contracts, which are generally accompanied by sales deposits. In some instances, purchasers are permitted to cancel sales contracts if they fail to qualify for financing or under certain other circumstances. We experienced a cancellation rate of 29% during the second quarter of 2007, compared to 27% in the second quarter of 2006 and 29% in the first quarter of 2007. Although our cancellation rate in the second quarter of 2007 increased compared to the second quarter of 2006, we focused significant efforts on reselling the homes that were the subject of cancelled contracts, which, in many instances, included the use of higher sales incentives (discussed below as a percentage of revenues from home sales), to avoid the build up of excess inventory. We do not recognize revenue on homes under sales contracts until the sales are closed and title passes to the new homeowners, except for our mid-to-high-rise multi-level buildings under construction for which revenue is recognized under percentage-of-completion accounting.

Three Months Ended May 31, 2007 versus Three Months Ended May 31, 2006

Homebuilding East: Homebuilding revenues decreased for the three months ended May 31, 2007, compared to the same period of the prior year, primarily due to a decrease in the number of home deliveries in Florida and a decrease in the average sales price of homes delivered in all of the states in this segment. Gross margins on home sales excluding FAS 144 valuation adjustments were $80.2 million, or 10.3%, for the three months ended May 31, 2007, compared to $315.5 million, or 26.8%, for the same period last year. Gross margins decreased compared to last year primarily due to higher sales incentives offered to homebuyers of 16.5% in 2007, compared to 8.5% in 2006. Gross margins on home sales were ($20.1) million, or (2.6%), in 2007 including FAS 144 valuation adjustments of $100.3 million in all states, compared to gross margins on home sales of $309.5 million, or 26.3%, in 2006 including $5.9 million of FAS 144 valuation adjustments in New Jersey.

Loss on land sales was $40.9 million for the three months ended May 31, 2007 (including $16.0 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $30.6 million of FAS 144 valuation adjustments), compared to loss on land sales of $0.3 million during the same period last year (including $1.6 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $3.0 million of FAS 144 valuation adjustments).

Homebuilding Central: Homebuilding revenues decreased for the three months ended May 31, 2007, compared to the same period of the prior year, primarily due to a decrease in the number of home deliveries in all the states in this segment and a decrease in the average sales price of homes delivered in Arizona and Colorado. Gross margins on home sales excluding FAS 144 valuation adjustments were $114.7 million, or 16.8%, for the three months ended May 31, 2007, compared to $187.2 million, or 19.7%, for the same period last year. Gross margins decreased compared to last year primarily due to higher sales incentives offered to homebuyers of 10.6% in 2007, compared to 8.4% in 2006. Gross margins on home sales were $98.5 million, or 14.4%, in 2007 including FAS 144 valuation adjustments of $16.2 million in all states, compared to gross margins on home sales of $185.6 million, or 19.6% in 2006 including $1.6 million of FAS 144 valuation adjustments in Colorado.

Loss on land sales was $10.2 million for the three months ended May 31, 2007 (including $9.9 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $2.7 million of FAS 144 valuation adjustments), compared to loss on land sales of $2.1 million during the same period last year (including $0.5 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $5.7 million of FAS 144 valuation adjustments).

Homebuilding West: Homebuilding revenues decreased for the three months ended May 31, 2007, compared to the same period of the prior year, primarily due to a decrease in the number of home deliveries and the average sales price of homes delivered in all of the states in this segment. Gross margins on home sales excluding FAS 144 valuation adjustments were $127.8 million, or 13.0%, for the three months ended May 31, 2007, compared to $407.4 million, or 25.3%, for the same period last year. Gross margins decreased compared to last year primarily due to higher sales incentives offered to homebuyers of 12.3% in 2007, compared to 5.5% in 2006. Gross margins on home sales were $78.7 million, or 8.0%, in 2007 including FAS 144 valuation adjustments of $49.1 million in all states, compared to gross margins on home sales of $406.2 million, or 25.2%, in 2006 including $1.2 million of FAS 144 valuation adjustments in California.

Loss on land sales was $40.0 million for the three months ended May 31, 2007 (including $21.7 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $19.3 million of FAS 144 valuation adjustments), compared to gross profit on land sales of $63.8 million during the same period last year (net of $7.3 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase).

Homebuilding Other: Homebuilding revenues decreased for the three months ended May 31, 2007, compared to the same period of the prior year, primarily due to a decrease in the number of home deliveries in all of the states, except New York (which is a relatively new market for us), partially offset by an increase in the average sales price of homes delivered in all of the states in Homebuilding Other, except Illinois where the average sales price of homes decreased. Gross margins on home sales excluding FAS 144 valuation adjustments were $42.1 million, or 17.5%, for the three months ended May 31, 2007. Gross margin percentage increased compared to last year primarily due to the increase in average sales price of homes delivered, partially offset by higher sales incentives offered to homebuyers of 7.0% in 2007, compared to 6.2% in 2006. Gross margins on home sales were $36.1 million, or 15.0%, in 2007 including FAS 144 valuation adjustments of $6.0 million in Illinois and Minnesota, compared to gross margins on home sales of $45.1 million, or 15.7%, for the same period last year.

Loss on land sales was $17.7 million for the three months ended May 31, 2007 (including $1.3 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $16.9 million of FAS 144 valuation adjustments), compared to loss on land sales of $20.3 million during the same period last year (including $12.5 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $7.9 million of FAS 144 valuation adjustments).

Six Months Ended May 31, 2007 versus Six Months Ended May 31, 2006

Homebuilding East: Homebuilding revenues decreased for the six months ended May 31, 2007, compared to the same period of the prior year, primarily due to a decrease in the number of home deliveries in Florida and a decrease in the average sales price of homes delivered in all of the states in this segment. Gross margins on home sales excluding FAS 144 valuation adjustments were $222.4 million, or 14.1%, for the six months ended May 31, 2007, compared to $553.1 million, or 27.2%, for the same period last year. Gross margins decreased compared to last year primarily due to higher sales incentives offered to homebuyers of 16.2% in 2007, compared to 6.8% in 2006. Gross margins on home sales were $103.0 million, or 6.5%, in 2007 including FAS 144 valuation adjustments of $119.4 million in all states, compared to gross margins on home sales of $547.1 million, or 26.9%, in 2006 including $5.9 million of FAS 144 valuation adjustments in New Jersey.

Loss on land sales was $57.9 million for the six months ended May 31, 2007 (including $29.8 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $40.1 million of FAS 144 valuation adjustments), compared to gross profit on land sales of $13.4 million during the same period last year (net of $3.2 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $3.0 million of FAS 144 valuation adjustments).

Homebuilding Central: Homebuilding revenues decreased for the six months ended May 31, 2007, compared to the same period of the prior year, primarily due to a decrease in the number of home deliveries in Texas and Colorado and a decrease in the average sales price of homes delivered in Arizona and Colorado. Gross margins on home sales excluding FAS 144 valuation adjustments were $229.9 million, or 17.2%, for the six months ended May 31, 2007, compared to $338.1 million, or 20.0%, for the same period last year. Gross margins decreased compared to last year primarily due to higher sales incentives offered to homebuyers of 10.7% in 2007, compared to 7.4% in 2006. Gross margins on home sales were $202.4 million, or 15.2%, in 2007 including FAS 144 valuation adjustments of $27.5 million in all states, compared to gross margins on homes sales of $336.5 million, or 19.9%, in 2006 including $1.6 million of FAS 144 valuation adjustments in Colorado.

Loss on land sales was $12.2 million for the six months ended May 31, 2007 (including $11.2 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $2.7 million of FAS 144 valuation adjustments), compared to gross profit on land sales of $1.9 million during the same period last year (net of $0.6 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $12.7 million of FAS 144 valuation adjustments).

Homebuilding West: Homebuilding revenues decreased for the six months ended May 31, 2007, compared to the same period of the prior year, primarily due to a decrease in both the number of home deliveries and in the average sales price of homes delivered in all of the states in this segment. Gross margins on home sales excluding FAS 144 valuation adjustments were $253.1 million, or 13.3%, for the six months ended May 31, 2007, compared to $713.8 million, or 26.3%, for the same period last year. Gross margins decreased compared to last year primarily due to higher sales incentives offered to homebuyers of 12.7% in 2007, compared to 4.2% in 2006. Gross margins on home sales were $186.9 million, or 9.8%, in 2007 including FAS 144 valuation adjustments of $66.2 million in all states, compared to gross margins on home sales of $712.5 million, or 26.3%, in 2006 including $1.2 million of FAS 144 valuation adjustments in California.

Loss on land sales was $44.1 million for the six months ended May 31, 2007 (including $24.7 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $22.8 million of FAS 144 valuation adjustments), compared to gross profit on land sales of $95.2 million during the same period last year (net of $8.3 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase).

Homebuilding Other: Homebuilding revenues decreased for the six months ended May 31, 2007, compared to the same period of the prior year, primarily due to a decrease in the number of home deliveries in all of the states, except Minnesota and New York (which is a relatively new market for us), partially offset by an increase in the average sales price of homes delivered in New York and the Carolinas. Gross margins on home sales excluding FAS 144 valuation adjustments were $68.6 million, or 13.7%, for the six months ended May 31, 2007. Gross margins decreased compared to last year primarily due to higher sales incentives offered to homebuyers of 8.4% in 2007, compared to 5.6% in 2006. Gross margins on home sales were $61.8 million, or 12.4%, in 2007 including FAS 144 valuation adjustments of $6.8 million in all states, except the Carolinas, compared to gross margins on home sales of $78.2 million, or 15.3%, for the same period last year.

Loss on land sales was $21.1 million for the six months ended May 31, 2007 (including $4.1 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $17.1 million of FAS 144 valuation adjustments), compared to loss on land sales of $20.4 million during the same period last year (including $13.3 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $8.2 million of FAS 144 valuation adjustments).

The FAS 144 valuation adjustments and write-offs of deposits and pre-acquisition costs in our homebuilding segments and Homebuilding Other resulted primarily from deteriorating market conditions that persisted during the three and six months ended May 31, 2007. The FAS 144 valuation adjustments were calculated based on assumptions of current market conditions and estimates made by our management, which may differ from actual results if market conditions change, leading to potential material inventory impairment charges to be recorded in the future.

At May 31, 2007 and 2006, we owned 92,705 homesites and 103,637 homesites, respectively, and had access to an additional 150,714 homesites and 229,448 homesites, respectively, through either option contracts with third parties or agreements with unconsolidated entities in which we have investments. At November 30, 2006, we owned 92,325 homesites and had access to an additional 189,279 homesites through either option contracts with third parties or agreements with unconsolidated entities in which we have investments. At May 31, 2007, 7% of the homesites we owned were subject to home purchase contracts. At May 31, 2007 and 2006, our backlog of sales contracts was 8,199 homes ($2.8 billion) and 17,990 homes ($6.5 billion), respectively. The lower backlog was primarily attributable to weak market conditions that have persisted in the first half of 2007, which resulted in lower new orders in the first half of 2007, compared to the prior year.

Financial Services Segment

The following table presents selected financial data related to our Financial Services segment for the periods indicated:

	Three Months Ended May 31,		Six Months Ended May 31,
(Dollars in thousands)	2007	2006	2007	2006
Revenues	$134,133	162,201	263,043	294,142
Costs and expenses	119,923	127,610	232,964	248,926

Operating earnings	$14,210	34,591	30,079	45,216

Dollar value of mortgages originated	$2,257,000	2,728,000	4,268,000	4,725,000

Number of mortgages originated	8,900	10,900	16,700	19,100

Mortgage capture rate of Lennar homebuyers	72%	64%	71%	63%

Number of title and closing service transactions	38,900	43,000	74,200	77,700

Number of title policies issued	42,800	53,300	78,900	95,000

(2) Financial Condition and Capital Resources

At May 31, 2007, we had cash related to our homebuilding and financial services operations of $402.0 million, compared to $316.0 million at May 31, 2006. We finance our land acquisition and development activities, construction activities, financial services activities and general operating needs primarily with cash generated from our operations and public debt issuances, as well as cash borrowed under our unsecured credit facility (the “Credit Facility”), issuances of commercial paper and unsecured, fixed-rate notes and borrowings under our warehouse lines of credit.

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

Operating Cash Flow Activities

In the six months ended May 31, 2007, cash flows used in operating activities totaled $408.3 million, compared to $610.2 million in the same period last year and $501.7 million in the first quarter of 2007. The improvement in cash flows used in operating activities during the second quarter of 2007, compared to the first quarter of 2007, was primarily related to our focus on carefully managing inventories, which includes the re-evaluation of all land purchases to reflect current market conditions. During the six months ended May 31, 2007, cash flows used in operating activities consisted primarily of our net loss, a decrease in accounts payable and other liabilities and an increase in other assets. Cash flows used in operating activities were partially offset by a net decrease in inventories as a result of a reduction in construction in progress resulting from lower new home starts, valuation adjustments and write-offs of option deposits and pre-acquisition costs, our deferred income tax provision, a decrease in receivables resulting primarily from a decrease in land sales and a decrease in financial services loans held-for-sale resulting from lower home deliveries.

Investing Cash Flow Activities

Cash flows provided by investing activities totaled $410.5 million in the six months ended May 31, 2007, compared to cash flows used in investing activities of $310.1 million in the same period last year. In the six months ended May 31, 2007, we contributed $301.8 million of cash to unconsolidated entities, compared to $404.9 million in the same period last year. Our investing activities also included distributions of capital from unconsolidated entities during the six months ended May 31, 2007 and 2006 of $347.8 million and $156.9 million, respectively, and distribution of $354.6 million in excess of our investment in the LandSource unconsolidated entity due to its recapitalization in 2007. We are always looking at the possibility of acquiring homebuilders and other companies. However, at May 31, 2007, we had no agreements or understandings regarding any significant transactions.

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

	May 31,
(Dollars in thousands)	2007	2006
Homebuilding debt	$2,585,286	2,908,296
Stockholders’ equity	5,583,555	5,766,219

Total capital	$8,168,841	8,674,515

Homebuilding debt to total capital	31.6%	33.5%

Homebuilding debt	$2,585,286	2,908,296
Less: Homebuilding cash	234,256	164,157

Net homebuilding debt	$2,351,030	2,744,139

Net homebuilding debt to total capital (1)	29.6%	32.2%

(1)	Net homebuilding debt to total capital consists of net homebuilding debt (homebuilding debt less homebuilding cash) divided by total capital (net homebuilding debt plus stockholders’ equity).

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

Our average debt outstanding was $3.5 billion for the six months ended May 31, 2007, compared to $4.2 billion last year. The average rate for interest incurred was 5.8% for the six months ended May 31, 2007, compared to 5.5% for the same period last year.

Interest incurred related to homebuilding debt for the six months ended May 31, 2007 was $112.3 million, compared to $112.5 million last year. The majority of our short-term financing needs, including financings for land acquisition and development activities and general operating needs, are met with cash generated from operations, funds available under our Credit Facility and through issuances of commercial paper and unsecured, fixed-rate notes. Our Credit Facility provides that proceeds from the Credit Facility may be used to repay amounts outstanding under our commercial paper program, which is described below. Our Credit Facility is guaranteed by substantially all of our wholly-owned subsidiaries other than finance company subsidiaries (which include mortgage and title insurance subsidiaries). Interest rates on outstanding borrowings are LIBOR-based, with margins determined based on changes in our credit ratings, or an alternate base rate, as described in the credit agreement. During the six months ended May 31, 2007 and 2006, the average daily borrowings under the Credit Facility were $1.7 million and $773.7 million, respectively. At May 31, 2007 and November 30, 2006, $391.9 million and $496.9 million, respectively, of our total letters of credit outstanding discussed below were collateralized against certain borrowings available under the Credit Facility.

We have a structured letter of credit facility (the “LC Facility”) with a financial institution. The purpose of the LC Facility is to facilitate the issuance of up to $200 million of letters of credit on a senior unsecured basis. In connection with the LC Facility, the financial institution issued $200 million of their senior notes, which were linked to our performance on the LC Facility. If there is an event of default under the LC Facility, including our failure to reimburse a draw against an issued letter of credit, the financial institution would assign its claim against us, to the extent of the amount due and payable by us under the LC Facility, to its noteholders in lieu of repaying principal on the performance-linked senior notes. No material amounts have been drawn to date on any letters of credit issued under the LC Facility.

At May 31, 2007 and November 30, 2006, we had letters of credit outstanding in the amount of $1.1 billion and $1.4 billion, respectively, which included $152.3 million and $190.8 million, respectively, outstanding under the LC Facility. These letters of credit are generally posted either with regulatory bodies to guarantee our performance of certain development and construction activities or in lieu of cash deposits on option contracts.

We have a commercial paper program (the “Program”) under which we may, from time-to-time, issue short-term, unsecured notes in an aggregate amount not to exceed $2.0 billion. This program has allowed us to obtain more favorable short-term borrowing rates than we would obtain otherwise. Issuances under the Program are guaranteed by all of our wholly-owned subsidiaries that are also guarantors of our Credit Facility. During the six months ended May 31, 2007 and 2006, the average daily borrowings under the Program were $802.1 million, and $448.6 million, respectively.

We also have an arrangement with a financial institution whereby we can issue short-term, unsecured fixed-rate notes from time-to-time. During the six months ended May 31, 2007, the average daily borrowings under these notes were $72.5 million.

In June 2007, we redeemed our $300 million senior floating-rate notes due 2009 (the “Floating-Rate Notes”). The redemption price was $300 million, or 100% of the principal amount of the Floating-Rate Notes outstanding, plus accrued and unpaid interest as of the redemption date.

At May 31, 2007, our Financial Services segment had warehouse lines of credit totaling $1.1 billion to fund our mortgage loan activities. At May 31, 2007 and November 30, 2006, borrowings under the lines of credit were $829.2 million and $1.1 billion, respectively. The warehouse lines of credit mature in June 2008 ($700 million) and in April 2008 ($425 million), at which time we expect the facilities to be renewed. At May 31, 2007 and November 30, 2006, we had advances under a conduit funding agreement with a major financial institution amounting to $7.1 million and $1.7 million, respectively. We also had a $25 million revolving line of credit with a bank that matures in July 2007, at which time we expect the line of credit to be renewed. At May 31, 2007 and November 30, 2006, borrowings under the line of credit were $23.8 million and $23.7 million, respectively.

Our debt arrangements contain certain financial covenants, which we were in compliance with at May 31, 2007. As market conditions have continued to deteriorate in the first half of 2007, we have closely monitored these covenants and our ability to comply with them. One covenant in particular, our interest coverage ratio, requires our EBITDA before non-cash expenses such as FAS 144 valuation adjustments and write-offs of option deposits and pre-acquisition costs for the rolling four quarters to be at least two times our interest incurred. If market conditions continue to deteriorate, we would request of our lenders a waiver or an amendment to our Credit Facility to amend certain covenants so that we remain in compliance with such covenants.

Changes in Capital

In June 2001, our Board of Directors authorized a stock repurchase program to permit the purchase of up to 20 million shares of our outstanding common stock. There were no share repurchases during the three months ended May 31, 2007, and no material share repurchases during the six months ended May 31, 2007. As of May 31, 2007, 6.2 million shares of common stock can be repurchased in the future under the program. Treasury stock increased 0.2 million common shares during the six months ended May 31, 2007, primarily related to forfeitures of restricted stock.

On May 14, 2007, we paid cash dividends of $0.16 per share for both our Class A and Class B common stock to holders of record at the close of business on May 4, 2007, as declared by our Board of Directors on March 28, 2007. On June 28, 2007, our Board of Directors declared a quarterly cash dividend of $0.16 per share on both our Class A and Class B common stock payable on August 15, 2007 to holders of record at the close of business on August 3, 2007.

Based on our current financial condition and credit relationships, we believe that our operations and borrowing resources will provide for our current and long-term capital requirements.

Off-Balance Sheet Arrangements

Investments in Unconsolidated Entities

At May 31, 2007, we had equity investments in approximately 250 unconsolidated entities. Our investments in unconsolidated entities are generally land development ventures and homebuilding ventures.

Our investments in unconsolidated entities by type of venture were as follows:

(In thousands)	May 31, 2007	November 30, 2006
Land development	$960,231	1,163,671
Homebuilding	275,372	283,507

Total investment	$1,235,603	1,447,178

At May 31, 2007, the unconsolidated entities in which we had investments had total assets of $10.3 billion and total liabilities of $6.9 billion, which included $5.5 billion of debt. These unconsolidated entities usually finance their activities with a combination of partner equity and debt financing. As of May 31, 2007, our equity in these unconsolidated entities represented 37% of the entities’ total equity. In some instances, we and our partners have guaranteed debt of certain unconsolidated entities. Our summary of guarantees related to our unconsolidated entities was as follows:

(In thousands)	May 31, 2007	November 30, 2006
Sole recourse debt	$—	18,920
Several recourse debt – repayment	119,456	163,508
Several recourse debt – maintenance	481,865	560,823
Joint and several recourse debt – repayment	237,144	64,473
Joint and several recourse debt – maintenance	774,744	956,682

Lennar’s maximum recourse exposure	1,613,209	1,764,406
Less joint and several reimbursement agreements with Lennar’s partners	(666,149)	(661,486)

Lennar’s net recourse exposure	947,060	1,102,920
Debt without recourse to Lennar	4,570,930	3,898,705

Total debt	$5,517,990	5,001,625

The maintenance amounts above are our maximum exposure to loss from maintenance guarantees, which assumes that the fair value of the underlying collateral is zero.

In addition, we and/or our partners occasionally grant liens on our respective interests in an unconsolidated entity in order to help secure a loan to that entity. When we and/or our partners provide guarantees, the unconsolidated entity generally receives more favorable terms from its lenders than would otherwise be available to it. In a repayment guarantee, we and our venture partners guarantee repayment of a portion or all of the debt in the event of a default before the lender would have to exercise its rights against the collateral. The maintenance guarantees only apply if the value of the collateral (generally land and improvements) is less than a specified percentage of the loan balance. If we are required to make a payment under a maintenance guarantee to bring the value of the collateral above the specified percentage of the loan balance, the payment would constitute a capital contribution or loan to the unconsolidated entity and increase our share of any funds the unconsolidated entity distributes. During the three and six months ended May 31, 2007, amounts paid under our maintenance guarantees were not material. As of May 31, 2007, the fair values of the maintenance guarantees and repayment guarantees were not material. We believe that as of May 31, 2007, if there was an occurrence of a triggering event or condition under a guarantee, the collateral should be sufficient to repay the obligation.

Summarized condensed financial information on a combined 100% basis related to unconsolidated entities in which we had investments that are accounted for by the equity method were as follows:

Balance Sheets (In thousands)	May 31, 2007	November 30, 2006
Assets:
Cash	$400,579	276,501
Inventories	8,930,712	8,955,567
Other assets	930,222	868,073

	$10,261,513	10,100,141

Liabilities and equity:
Accounts payable and other liabilities	$1,392,165	1,387,745
Debt	5,517,990	5,001,625
Equity of:
Lennar	1,235,603	1,447,178
Others	2,115,755	2,263,593

	$10,261,513	10,100,141

Debt to total capital of our unconsolidated entities is calculated as follows:

(Dollars in thousands)	May 31, 2007	November 30, 2006
Debt	$5,517,990	5,001,625
Equity	3,351,358	3,710,771

Total capital	$8,869,348	8,712,396

Debt to total capital of our unconsolidated entities	62.2%	57.4%

Statements of Earnings and Selected Information (Dollars in thousands)	Three Months Ended May 31,		Six Months Ended May 31,
	2007	2006	2007	2006
Revenues	$580,835	517,774	1,237,980	1,003,287
Costs and expenses	658,101	481,498	1,256,349	859,985

Net earnings (loss) of unconsolidated entities	$(77,266)	36,276	(18,369)	143,302

Our share of net earnings (loss)	$(35,729)	19,389	(5,851)	63,258
Our share of net earnings (loss) – recognized (1)	$(26,523)	14,792	(40,728)	52,982
Our cumulative share of net earnings – deferred at May 31, 2007 and May 31, 2006, respectively			$99,703	59,442
Our investments in unconsolidated entities			$1,235,603	1,450,699
Equity of the unconsolidated entities			$3,351,358	3,889,155

Our investment % in the unconsolidated entities			36.9%	37.3%

(1)	For the three and six months ended May 31, 2007, our share of net loss recognized from unconsolidated entities includes $27.5 million and $34.0 million, respectively, of FAS 144 valuation adjustments related to assets of the unconsolidated entities.

In February 2007, our LandSource joint venture admitted MW Housing Partners as a new strategic partner. The transaction resulted in a cash distribution to us of $707.6 million. As a result, our ownership in LandSource was reduced to 16%. If LandSource reaches certain financial targets, we will have a disproportionate share of the entity’s future positive net cash flow. As a result of the recapitalization, we recognized a pretax financial statement gain of $175.9 million during the six months ended May 31, 2007 and could potentially recognize an additional $400 million primarily in future years, in addition to profits from our continuing ownership interest.

Option Contracts

In our homebuilding operations, we have access to land through option contracts, which generally enables us to defer acquiring portions of properties owned by third parties (including land funds) and unconsolidated entities until we are ready to build homes on them.

When we permit an option to terminate or walk away from an option, we write-off any deposit and pre-acquisition costs associated with the option contract. For the three months ended May 31, 2007 and 2006, we wrote-off $48.9 million and $21.8 million, respectively, of option deposits and pre-acquisition costs related to approximately 5,400 homesites and 4,800 homesites, respectively, under option that we do not intend to purchase. For the six months ended May 31, 2007 and 2006, we wrote-off $69.9 million and $25.3 million, respectively, of option deposits and pre-acquisition costs related to approximately 9,400 homesites and 6,500 homesites, respectively.

We evaluated all option contracts for land when entered into or upon a reconsideration event and determined we were the primary beneficiary of certain of these option contracts. Although we do not have legal title to the optioned land, under Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN 46R”), if we are deemed to be the primary beneficiary, we are required to consolidate the land under option at the purchase price of the optioned land. During the six months ended May 31, 2007, the effect of the consolidation of these option contracts was an increase of $299.8 million to consolidated inventory not owned with a corresponding increase to liabilities related to consolidated inventory not owned in our condensed consolidated balance sheet as of May 31, 2007. This increase was offset primarily by the exercising of our options to acquire land under certain contracts previously consolidated under FIN 46R, deconsolidation of certain option contracts and $41.8 million of FAS 144 valuation adjustments, resulting in a net increase in consolidated inventory not owned of $34.4 million. To reflect the purchase price of the inventory consolidated under FIN 46R, we reclassified $13.7 million of related option deposits from land under development to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of May 31, 2007. The liabilities related to consolidated inventory not owned represent the difference between the option exercise prices for the optioned land and our cash deposits.

At May 31, 2007 and November 30, 2006, our exposure to loss related to our option contracts with third parties and unconsolidated entities consisted of our non-refundable option deposits and advanced costs totaling $598.9 million and $785.9 million, respectively. Additionally, we had posted $442.1 million and $553.4 million, respectively, of letters of credit in lieu of cash deposits under certain option contracts as of May 31, 2007 and November 30, 2006.

The table below indicates the number of homesites owned and homesites to which we had access through option contracts with third parties (“optioned”) or unconsolidated joint ventures in which we have investments (“JVs”) (i.e., controlled homesites) at May 31, 2007 and 2006:

	Controlled Homesites			Owned Homesites	Total Homesites
May 31, 2007	Optioned	JVs	Total
East	33,167	17,118	50,285	36,101	86,386
Central	21,726	27,755	49,481	21,515	70,996
West	5,787	38,134	43,921	23,717	67,638
Other	5,140	1,887	7,027	11,372	18,399

Total homesites	65,820	84,894	150,714	92,705	243,419

Total homesites (%)	27%	35%	62%	38%	100%

	Controlled Homesites			Owned Homesites	Total Homesites
May 31, 2006	Optioned	JVs	Total
East	60,291	14,800	75,091	41,369	116,460
Central	28,335	33,488	61,823	24,922	86,745
West	30,346	46,694	77,040	24,387	101,427
Other	13,403	2,091	15,494	12,959	28,453

Total homesites	132,375	97,073	229,448	103,637	333,085

Total homesites (%)	40%	29%	69%	31%	100%

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments have not changed materially from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended November 30, 2006.

We are subject to the usual obligations associated with entering into contracts (including option contracts) for the purchase, development and sale of real estate in the routine conduct of our business. Option contracts for the purchase of land generally enable us to defer acquiring portions of properties owned by third parties and unconsolidated entities until we are ready to build homes on them. This reduces our financial risk associated with land holdings. At May 31, 2007, we had access to 150,714 homesites through option contracts with third parties and unconsolidated entities in which we have investments. At May 31, 2007, we had $598.9 million of non-refundable option deposits and advanced costs related to certain of these homesites. Additionally, we had posted $442.1 million of letters of credit in lieu of cash deposits under certain option contracts as of May 31, 2007.

At May 31, 2007, we had letters of credit outstanding in the amount of $1.1 billion (including the $442.1 million of letters of credit discussed above). These letters of credit are generally posted either with regulatory bodies to guarantee our performance of certain development and construction activities or in lieu of cash deposits on option contracts. Additionally, we had outstanding performance and surety bonds related to site improvements at various projects of $1.7 billion. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all of the development and construction activities are completed. We do not believe there will be any draws upon these bonds, but if there were any, we do not believe they would have a material effect on our financial position, results of operations or cash flows.

Our Financial Services segment had a pipeline of loan applications in process of $2.3 billion at May 31, 2007. Loans in process for which interest rates were committed to the borrowers totaled approximately $328.2 million as of May 31, 2007. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers or borrowers may not meet certain criteria at the time of closing, the total commitments do not necessarily represent future cash requirements.

Our Financial Services segment uses mandatory mortgage-backed securities (“MBS”) forward commitments and MBS option contracts to hedge its interest rate exposure during the period from when it extends an interest rate lock to a loan applicant until the time at which the loan is sold to an investor. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk is managed by entering into MBS forward commitments and MBS option contracts with well-capitalized investment banks, most of whom have primary dealer status, and national bank affiliates and loan sales transactions with permanent investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At May 31, 2007, we had open commitments amounting to $393.5 million to sell MBS with varying settlement dates through August 2007.

(3) New Accounting Pronouncements

See Note 14 of our condensed consolidated financial statements included under Item 1 of this Report for a discussion of new accounting pronouncements applicable to our company.

(4) Critical Accounting Policies

There have been no significant changes to our critical accounting policies during the six months ended May 31, 2007, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended November 30, 2006.

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

Our Annual Report on Form 10-K for the year ended November 30, 2006 contains information about market risks under “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.” There have been no material changes in our exposure to market risks during the six months ended May 31, 2007.

Item 4.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter that ended on May 31, 2007. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of May 31, 2007 to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

Our CEO and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2007. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Not applicable.

Item 1A.	Not applicable.

Item 2.	Not applicable.

Item 3.	Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

The following matters were resolved by vote at the March 28, 2007 annual meeting of stockholders of Lennar Corporation:

(1) The following members of the Board of Directors were re-elected to hold office until 2010:

	Votes For	Votes Withheld
Irvin Bolotin	390,668,203	10,337,735
R. Kirk Landon	387,855,597	13,150,341
Donna E. Shalala	399,285,210	1,720,728

The terms of office of our other directors, Steven L. Gerard, Sidney Lapidus, Stuart A. Miller, and Jeffrey Sonnenfeld, continued after the annual meeting.

(2) Stockholders approved a proposal regarding the adoption of the Lennar Corporation 2007 Equity Incentive Plan. The results of the vote were as follows:

Votes For	Votes Against	Votes Abstaining	Broker Non-votes
330,762,100	32,568,059	3,266,315	34,409,464

(3) Stockholders approved a proposal regarding the adoption of the Lennar Corporation 2007 Incentive Compensation Plan. The results of the vote were as follows:

Votes For	Votes Against	Votes Abstaining	Broker Non-votes
330,649,304	32,480,989	3,466,181	34,409,464

(4) Stockholders did not approve a stockholder proposal requesting a Sustainability Report. The results of the vote were as follows:

Votes For	Votes Against	Votes Abstaining	Broker Non-votes
23,531,730	329,213,610	13,851,134	34,409,464

(5) Stockholders did not approve a stockholder proposal regarding Executive Compensation. The results of the vote were as follows:

Votes For	Votes Against	Votes Abstaining	Broker Non-votes
34,591,402	328,715,349	3,289,723	34,409,464

Item 5.	Not applicable.

Item 6.	Exhibits.

10.1.	Lennar Corporation 2007 Equity Incentive Plan – Incorporated by reference to Exhibit A of the Company’s Proxy Statement on Schedule 14A dated February 28, 2007.

10.2.	Lennar Corporation 2007 Incentive Compensation Plan – Incorporated by reference to Exhibit B of the Company’s Proxy Statement on Schedule 14A dated February 28, 2007.

31.1.	Rule 13a-14(a) certification by Stuart A. Miller, President and Chief Executive Officer.

31.2.	Rule 13a-14(a) certification by Bruce E. Gross, Vice President and Chief Financial Officer.

32.	Section 1350 certifications by Stuart A. Miller, President and Chief Executive Officer, and Bruce E. Gross, Vice President and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

Lennar Corporation
(Registrant)

Date: July 10, 2007	/s/ Bruce E. Gross
Bruce E. Gross
Vice President and
Chief Financial Officer

Date: July 10, 2007	/s/ Diane J. Bessette
Diane J. Bessette
Vice President and
Controller

Exhibit Index

Exhibit Number	Description
10.1.	Lennar Corporation 2007 Equity Incentive Plan – Incorporated by reference to Exhibit A of the Company’s Proxy Statement on Schedule 14A dated February 28, 2007

10.2.	Lennar Corporation 2007 Incentive Compensation Plan – Incorporated by reference to Exhibit B of the Company’s Proxy Statement on Schedule 14A dated February 28, 2007.

31.1.	Rule 13a-14(a) certification by Stuart A. Miller, President and Chief Executive Officer.

31.2.	Rule 13a-14(a) certification by Bruce E. Gross, Vice President and Chief Financial Officer.

32.	Section 1350 certifications by Stuart A. Miller, President and Chief Executive Officer, and Bruce E. Gross, Vice President and Chief Financial Officer.