Form 10-Q
period 2007-08-31
LENNAR CORP /NEW/
filed 2007-10-10
CIK 920760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2007

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

Large accelerated filer  ☑    Accelerated filer  ☐    Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☑

Common stock outstanding as of September 30, 2007:

Class A	128,933,944
Class B	31,270,086

Part I. Financial Information

Item 1.	Financial Statements

Lennar Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

(unaudited)

	August 31, 2007	November 30, 2006
ASSETS
Homebuilding:
Cash	$128,049	661,662
Restricted cash	38,195	24,796
Receivables, net	193,771	159,043
Inventories:
Finished homes and construction in progress	3,175,855	4,447,748
Land under development	3,173,619	3,011,408
Consolidated inventory not owned	371,023	372,327

Total inventories	6,720,497	7,831,483
Investments in unconsolidated entities	1,077,220	1,447,178
Goodwill	173,701	196,638
Other assets	1,053,149	474,090

	9,384,582	10,794,890
Financial services	1,047,871	1,613,376

Total assets	$10,432,453	12,408,266

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable	$419,914	751,496
Liabilities related to consolidated inventory not owned	390,092	333,723
Senior notes and other debts payable	2,571,291	2,613,503
Other liabilities	1,175,648	1,590,564

	4,556,945	5,289,286
Financial services	758,876	1,362,215

Total liabilities	5,315,821	6,651,501

Minority interest	19,373	55,393
Stockholders’ equity:
Preferred stock	—	—
Class A common stock of $0.10 par value per share Authorized: August 31, 2007 and November 30, 2006 – 300,000 shares; Issued: August 31, 2007 – 139,154 shares; November 30, 2006 – 136,886 shares	13,915	13,689
Class B common stock of $0.10 par value per share Authorized: August 31, 2007 and November 30, 2006 – 90,000 shares; Issued: August 31, 2007 – 32,947 shares; November 30, 2006 – 32,874 shares	3,295	3,287
Additional paid-in capital	1,917,161	1,753,695
Retained earnings	3,773,868	4,539,137
Deferred compensation plan; August 31, 2007 – 36 Class A common shares and 4 Class B common shares; November 30, 2006 – 172 Class A common shares and 17 Class B common shares	(332)	(1,586)
Deferred compensation liability	332	1,586
Treasury stock, at cost; August 31, 2007 – 10,142 Class A common shares and 1,678 Class B common shares; November 30, 2006 – 9,951 Class A common shares and 1,653 Class B common shares	(610,279)	(606,395)
Accumulated other comprehensive loss	(701)	(2,041)

Total stockholders’ equity	5,097,259	5,701,372

Total liabilities and stockholders’ equity	$10,432,453	12,408,266

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries

Condensed Consolidated Statements of Earnings

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2007	2006	2007	2006
Revenues:
Homebuilding	$2,229,188	3,996,791	7,634,168	11,520,811
Financial services	112,665	185,644	375,708	479,786

Total revenues	2,341,853	4,182,435	8,009,876	12,000,597

Costs and expenses:
Homebuilding	2,877,144	3,694,409	8,628,607	10,307,980
Financial services	117,910	123,950	350,874	372,876
Corporate general and administrative	44,700	50,861	137,436	159,284

Total costs and expenses	3,039,754	3,869,220	9,116,917	10,840,140

Gain on recapitalization of unconsolidated entity	—	—	175,879	—
Equity in earnings (loss) from unconsolidated entities	(127,409)	(5,903)	(168,137)	47,079
Management fees and other income (expense), net	(10,511)	21,844	(9,501)	57,652
Minority interest expense, net	1,822	1,101	3,190	12,055

Earnings (loss) before provision (benefit) for income taxes	(837,643)	328,055	(1,111,990)	1,253,133
Provision (benefit) for income taxes	(323,791)	121,380	(422,556)	463,659

Net earnings (loss)	$(513,852)	206,675	(689,434)	789,474

Basic earnings (loss) per share	$(3.25)	1.31	(4.37)	4.99

Diluted earnings (loss) per share	$(3.25)	1.30	(4.37)	4.88

Cash dividends per each Class A and Class B common share	$0.16	0.16	0.48	0.48

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

(unaudited)

	Nine Months Ended August 31,
	2007	2006
Cash flows from operating activities:
Net earnings (loss)	$(689,434)	789,474
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation and amortization	37,396	33,301
Amortization of discount/premium on debt, net	1,827	3,989
Gain on recapitalization of unconsolidated entity	(175,879)	—
Gain on sale of personal lines insurance policies	—	(17,714)
Equity in (earnings) loss from unconsolidated entities, including $172.7 million and $16.7 million, respectively, of the Company’s share of FAS 144 valuation adjustments related to assets of unconsolidated entities in 2007 and 2006	168,137	(47,079)
Distributions of earnings from unconsolidated entities	99,245	89,570
Minority interest expense, net	3,190	12,055
Share-based compensation expense	33,202	26,465
Tax benefits from share-based awards	5,766	14,254
Excess tax benefits from share-based awards	(4,322)	(6,036)
Deferred income tax benefit	(317,786)	(26,625)
Valuation adjustments and write-offs of option deposits and pre-acquisition costs and goodwill	1,095,504	117,611
Changes in assets and liabilities, net of effect from acquisitions:
Decrease in receivables	269,126	251,026
Increase in inventories, excluding valuation adjustments and write-offs of option deposits and pre-acquisition costs	(9,267)	(1,027,097)
(Increase) decrease in other assets	(265,265)	25,170
Decrease in financial services loans held-for-sale	256,563	92,754
Decrease in accounts payable and other liabilities	(614,205)	(484,732)

Net cash used in operating activities	(106,202)	(153,614)

Cash flows from investing activities:
Increase in restricted cash	(13,399)	(5,678)
Additions to operating properties and equipment, net	(4,557)	(22,118)
Contributions to unconsolidated entities	(399,690)	(582,227)
Distributions of capital from unconsolidated entities	402,799	220,897
Distributions in excess of investment in unconsolidated entity	354,644	—
Decrease in financial services loans held-for-investment	11,852	39,568
Purchases of investment securities	(84,774)	(85,402)
Proceeds from sales and maturities of investment securities	76,276	63,937
Proceeds from sale of personal lines insurance policies	—	18,500
Acquisitions, net of cash acquired	—	(33,213)

Net cash provided by (used in) investing activities	343,151	(385,736)

Cash flows from financing activities:
Net repayments under financial services debt	(596,914)	(275,190)
Net borrowings under revolving credit facility	300,000	65,000
Proceeds from issuance of 5.95% senior notes	—	248,665
Proceeds from issuance of 6.50% senior notes	—	248,933
Repayment of senior floating-rate notes due 2009	(300,000)	—
Proceeds from other borrowings	40,238	2,471

Lennar Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows — (Continued)

(Dollars in thousands)

(unaudited)

	Nine Months Ended August 31,
	2007	2006
Principal payments on other borrowings	(112,717)	(147,834)
Net payments related to minority interests	(39,463)	(65,274)
Excess tax benefits from share-based awards	4,322	6,036
Common stock:
Issuances	20,098	29,429
Repurchases	(3,884)	(300,002)
Dividends	(75,835)	(76,172)

Net cash used in financing activities	(764,155)	(263,938)

Net decrease in cash	(527,206)	(803,288)
Cash at beginning of period	778,319	1,059,343

Cash at end of period	$251,113	256,055

Summary of cash:
Homebuilding	$128,049	143,677
Financial services	123,064	112,378

	$251,113	256,055

Supplemental disclosures of non-cash investing and financing activities:
Conversion of 5.125% zero-coupon convertible senior subordinated notes to equity	$—	157,894
Non-cash contributions to unconsolidated entities	$4,462	29,680
Non-cash distributions from unconsolidated entities	$6,749	22,784
Purchases of inventories financed by sellers	$2,753	34,108

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

(1)	Basis of Presentation

Basis of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Lennar Corporation and all subsidiaries, partnerships and other entities in which Lennar Corporation has a controlling interest and variable interest entities (see Note 14) in which Lennar Corporation is deemed to be the primary beneficiary (the “Company”). The Company’s investments in both unconsolidated entities in which a significant, but less than controlling, interest is held and in variable interest entities in which the Company is not deemed to be the primary beneficiary, are accounted for by the equity method. All intercompany transactions and balances have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended November 30, 2006. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the accompanying condensed consolidated financial statements have been made.

The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The condensed consolidated statements of earnings for the three and nine months ended August 31, 2007 are not necessarily indicative of the results to be expected for the full year.

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

Evaluation of segment performance is based primarily on operating earnings (loss) before provision (benefit) for income taxes. Operating earnings (loss) for the homebuilding segments consist of revenues generated from the sales of homes and land, equity in earnings (loss) from unconsolidated entities and management fees and other income (expense), net, less the cost of homes and land sold, selling, general and administrative expenses and minority interest income (expense), net. Homebuilding operating loss for the nine months ended August 31, 2007 include a $175.9 million pretax financial statement gain on the recapitalization of an unconsolidated entity, which is included in the Company’s Homebuilding West segment. In addition, homebuilding operating loss for the nine months ended August 31, 2007 includes FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“FAS 144”) valuation adjustments to finished homes, construction in progress (“CIP”) and land on which the Company intends to build homes, FAS 144 valuation adjustments to land the Company intends to sell to third parties, write-offs of option deposits and pre-acquisition costs related to land under option that the Company does not intend to purchase, FAS 144 valuation adjustments related to assets of unconsolidated entities that are recorded in equity in earnings (loss) from unconsolidated entities,

Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” (“APB 18”) valuation adjustments to investments in unconsolidated entities that are recorded in management fees and other income (expense), net, and goodwill write-offs. Operating earnings (loss) for the Financial Services segment consist of revenues generated from mortgage financing, title insurance, closing services, and other ancillary services (including personal lines insurance, high-speed Internet and cable television) less the cost of such services and certain selling, general and administrative expenses incurred by the Financial Services segment. Financial Services operating earnings for the nine months ended August 31, 2007 includes write-offs of notes receivable.

Each reportable segment follows the same accounting policies described in Note 1 – “Summary of Significant Accounting Policies” to the consolidated financial statements in the Company’s 2006 Annual Report on Form 10-K. Operational results of a segment are not necessarily indicative of the results that would have occurred had the segment been an independent, stand-alone entity during the periods presented.

Financial information relating to the Company’s operations was as follows:

(In thousands)	August 31, 2007	November 30, 2006
Assets:
Homebuilding East	$2,550,099	3,326,371
Homebuilding Central	1,414,511	1,651,848
Homebuilding West	3,506,491	3,972,562
Homebuilding Other	924,387	1,164,304
Financial Services	1,047,871	1,613,376
Corporate and unallocated	989,094	679,805

Total assets	$10,432,453	12,408,266

	Three Months Ended August 31,		Nine Months Ended August 31,
(In thousands)	2007	2006	2007	2006
Revenues:
Homebuilding East	$566,475	1,231,090	2,156,597	3,330,640
Homebuilding Central	573,678	946,274	1,931,066	2,686,731
Homebuilding West	851,476	1,447,478	2,797,448	4,613,192
Homebuilding Other	237,559	371,949	749,057	890,248
Financial Services	112,665	185,644	375,708	479,786

Total revenues (1)	$2,341,853	4,182,435	8,009,876	12,000,597

Operating earnings (loss):
Homebuilding East	$(202,956)	133,817	(417,478)	438,059
Homebuilding Central	(97,671)	61,507	(78,813)	212,161
Homebuilding West (2)	(403,489)	129,386	(392,536)	682,399
Homebuilding Other	(83,582)	(7,488)	(110,561)	(27,112)
Financial Services (3)	(5,245)	61,694	24,834	106,910

Total operating earnings (loss)	$(792,943)	378,916	(974,554)	1,412,417
Corporate and unallocated	(44,700)	(50,861)	(137,436)	(159,284)

Earnings (loss) before provision (benefit) for income taxes	$(837,643)	328,055	(1,111,990)	1,253,133

(1)	Total revenues are net of sales incentives of $334.4 million ($46,000 per home delivered) and $1.1 billion ($45,000 per home delivered), respectively, for the three and nine months ended August 31, 2007, compared to $443.1 million ($35,900 per home delivered) and $874.8 million ($25,900 per home delivered), respectively, for the three and nine months ended August 31, 2006.
(2)	Includes a $175.9 million pretax financial statement gain on the recapitalization of an unconsolidated entity for the nine months ended August 31, 2007.
(3)	Includes a $17.7 million pretax gain for the three and nine months ended August 31, 2006 from monetizing the Financial Services segment’s personal lines insurance policies.

Valuation Adjustments and Write-offs

Homebuilding operating earnings (loss) for the three and nine months ended August 31, 2007 and 2006 include FAS 144 valuation adjustments to finished homes, CIP and land on which the Company intends to build homes, FAS 144 valuation adjustments to land the Company intends to sell to third parties, write-offs of deposits and pre-acquisition costs related to land under option that the Company does not intend to purchase, FAS 144 valuation adjustments related to assets of unconsolidated entities that are recorded in equity in earnings (loss) from unconsolidated entities, and both APB18 valuation adjustments to the Company’s investments in unconsolidated entities and write-offs of goodwill that are recorded in management fees and other income (expense), net. Financial Services operating earnings (loss) for the three and nine months ended August 31, 2007 includes write-offs of notes receivable. Valuation adjustments and write-offs relating to the Company’s operations were as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
(In thousands)	2007	2006	2007	2006
FAS 144 valuation adjustments to finished homes, CIP and land on which the Company intends to build homes:
East	$92,542	10,918	211,950	16,816
Central	35,645	—	63,112	1,578
West	149,893	19,292	216,071	20,507
Other	25,056	1,802	31,899	1,802

Total FAS 144 valuation adjustments to finished homes, CIP and land on which the Company intends to build homes	303,136	32,012	523,032	40,703

FAS 144 valuation adjustments to land the Company intends to sell to third parties:
East	32,228	5,116	72,306	8,137
Central	16,334	614	19,044	13,319
West	41,242	—	64,041	—
Other	24,755	6,084	41,827	14,311

Total FAS 144 valuation adjustments to land the Company intends to sell to third parties	114,559	11,814	197,218	35,767

Write-offs of option deposits and pre-acquisition costs:
East	44,553	3,955	74,331	7,122
Central	38,205	2,232	49,413	2,822
West	139,719	8,522	164,459	16,786
Other	20,037	1,109	24,182	14,411

Total write-offs of option deposits and pre-acquisition costs	242,514	15,818	312,385	41,141

Company’s share of FAS 144 valuation adjustments related to assets of unconsolidated entities:
East	3,178	926	7,011	926
Central	9,445	—	10,588	—
West	126,062	14,395	155,113	14,395
Other	—	1,205	—	1,393

Total Company’s share of FAS 144 valuation adjustments related to assets of unconsolidated entities	138,685	16,526	172,712	16,714

APB 18 valuation adjustments to investments in unconsolidated entities:
East	19,850	—	26,719	—
Central	5,752	—	5,752	—
West	2,990	—	10,396	—
Other	3,505	—	3,505	—

Total APB 18 valuation adjustments to investments in unconsolidated entities	32,097	—	46,372	—

Goodwill write-offs:
East	—	—	—	—
Central	2,828	—	2,828	—
West	—	—	—	—
Other	13,669	—	13,669	—

Total goodwill write-offs	16,497	—	16,497	—

Financial services write-offs of notes receivable	9,270	—	27,885	—

Total	$856,758	76,170	1,296,101	134,325

The housing market continued to deteriorate throughout the third quarter of 2007. This deterioration in market conditions combined with reduced credit availability in the financial markets resulted in an increase in the supply of new and existing homes for sale, as well as intensified competitive pressures to sell those homes. These competitive market conditions together with a deceleration in sales pace, have resulted in an increase in sales incentives, leading to increased valuation adjustments and write-offs of option deposits and pre-acquisition costs related to land under option that the Company does not intend to purchase in the third quarter of 2007, compared to the second quarter of 2007. Valuation adjustments and write-offs of option deposits and pre-acquisition costs and goodwill increased to $847.5 million in the third quarter of 2007 from $329.1 million in the second quarter of 2007 and $76.2 million in the third quarter of 2006. Further deterioration in the homebuilding market may cause additional pricing pressures and slower absorption, which may lead to additional valuation adjustments in the future. In addition, market conditions may cause the Company to re-evaluate its strategy regarding certain assets that could result in further valuation adjustments and/or additional write-offs of option deposits and pre-acquisition costs due to the abandonment of those option contracts.

In addition, during the three and nine months ended August 31, 2007, the Company’s Financial Services segment wrote-off $9.3 million and $27.9 million, respectively, of land seller notes receivable. If market conditions continue to deteriorate, the Financial Services segment may need to reassess the value of the underlying collateral and/or renegotiate the terms of its land seller notes receivable, which may result in additional write-offs in the future.

(3)	Investments in Unconsolidated Entities

Summarized condensed financial information on a combined 100% basis related to unconsolidated entities in which the Company has investments that are accounted for by the equity method was as follows:

Balance Sheets	August 31, 2007	November 30, 2006
(In thousands)
Assets:
Cash	$320,788	276,501
Inventories	8,651,983	8,955,567
Other assets	972,818	868,073

	$9,945,589	10,100,141

Liabilities and equity:
Accounts payable and other liabilities	$1,330,646	1,387,745
Debt	5,538,393	5,001,625
Equity of:
The Company	1,077,220	1,447,178
Others	1,999,330	2,263,593

	$9,945,589	10,100,141

	Three Months Ended August 31,		Nine Months Ended August 31,
Statements of Earnings	2007	2006	2007	2006
(In thousands)
Revenues	$374,004	559,999	1,611,984	1,563,286
Costs and expenses	800,037	540,651	2,056,386	1,400,636

Net earnings (loss) of unconsolidated entities	$(426,033)	19,348	(444,402)	162,650

The Company’s share of net earnings (loss) – recognized (1)	$(127,409)	(5,903)	(168,137)	47,079

(1)	For the three and nine months ended August 31, 2007, the Company’s share of net earnings (loss) recognized from unconsolidated entities includes $138.7 million and $172.7 million, respectively, of its share of FAS 144 valuation adjustments related to assets of unconsolidated entities, compared to $16.5 million and $16.7 million, respectively, for the three and nine months ended August 31, 2006.

The unconsolidated entities in which the Company has investments usually finance their activities with a combination of partner equity and debt financing. As of August 31, 2007, the Company’s equity in these unconsolidated entities represented 35% of the entities’ total equity.

Indebtedness of an unconsolidated entity is secured by its own assets. There is no cross collateralization of debt to different unconsolidated entities; however, some unconsolidated entities own multiple properties. In connection with a loan to an unconsolidated entity, the Company and its partners often guarantee to a lender either jointly and severally or on a several basis, any, or all of the following: (i) the completion of the development, in whole or in part, (ii) indemnification of the lender from environmental issues, (iii) indemnification of the lender from “bad boy acts” of the unconsolidated entity (or full recourse liability in the event of unauthorized transfer or bankruptcy) and (iv) that the loan to value and/or loan to cost is maintained at a certain percentage (maintenance or remargining guarantee) or that a percentage of the outstanding loan will be repaid (repayment guarantee).

In connection with loans to an unconsolidated entity where there is a joint and several guarantee, the Company typically has a reimbursement agreement with its partner. The reimbursement agreement provides the Company with recourse against its partners in the event that the Company is required to fund more than its proportionate share of the guarantee.

The Company’s summary of guarantees related to its unconsolidated entities was as follows:

	August 31, 2007	November 30, 2006
(In thousands)
Sole recourse debt	$—	18,920
Several recourse debt – repayment	112,775	163,508
Several recourse debt – maintenance	465,153	560,823
Joint and several recourse debt – repayment	207,077	64,473
Joint and several recourse debt – maintenance	382,569	956,682

The Company’s maximum recourse exposure	1,167,574	1,764,406
Less joint and several reimbursement agreements with the Company’s partners	(256,250)	(661,486)

The Company’s net recourse exposure	$911,324	1,102,920

The maintenance amounts above are the Company’s maximum exposure to loss from maintenance guarantees, which assumes that the fair value of the underlying collateral is zero.

In addition, the Company and/or its partners occasionally grant liens on their interests in an unconsolidated entity in order to help secure a loan to that entity. When the Company and/or its partners provide guarantees, the unconsolidated entity generally receives more favorable terms from its lenders than would otherwise be available to it. In a repayment guarantee, the Company and its venture partners guarantee repayment of a portion or all of the debt in the event of a default, without the lender having to exercise its rights against the collateral. The maintenance guarantees only apply if the value of the collateral (generally land and improvements) is less than a specified percentage of the loan balance. If the Company is required to make a payment under a maintenance guarantee to bring the value of the collateral above the specified percentage of the loan balance, the payment would constitute a capital contribution or loan to the unconsolidated entity and increase the Company’s share of any funds the unconsolidated entity distributes. During the three and nine months ended August 31, 2007, amounts paid under the Company’s maintenance guarantees were $21.0 million and $81.3 million, respectively. In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” as of August 31, 2007, the fair values of the maintenance guarantees and repayment guarantees were not material. The Company believes that as of August 31, 2007, if there was an occurrence of a triggering event or condition under a guarantee, the collateral should be sufficient to repay the obligation or partners would be requested to contribute additional capital into the venture.

The Company and/or its partners also grant completion guarantees in which the Company and its partners only agree to complete the development that is the subject of a particular loan. If a development is divisible into discrete phases, the Company only guarantees that it and its partner shall complete the improvements in a phase as to which construction has actually commenced using borrowed funds for such construction. Under most of the completion guarantees given in connection with the loans to unconsolidated entities, the guarantors are permitted to satisfy their completion obligations using loan funds (distributed in compliance with specified advance rate requirements) not previously disbursed and repaid. The guarantors generally have the obligation to pay interest on those funds, but no obligation to repay principal.

The total debt of the unconsolidated entities was as follows:

	August 31, 2007	November 30, 2006
(In thousands)
The Company’s net recourse exposure	$911,324	1,102,920
Reimbursement agreements with partners	256,250	661,486
Partner several recourse	676,912	930,177
Non-recourse land seller debt or other debt	540,883	259,191
Non-recourse debt with completion guarantees	1,397,011	948,438
Non-recourse debt without completion guarantees	1,756,013	1,099,413

Total debt	$5,538,393	5,001,625

In February 2007, the Company’s LandSource joint venture admitted MW Housing Partners as a new strategic partner. The transaction resulted in a cash distribution from LandSource to the Company of $707.6 million. As a result, the Company’s ownership in LandSource was reduced to 16%. As a result of the recapitalization, the Company recognized a pretax financial statement gain of $175.9 million during the nine months ended August 31, 2007 and could potentially recognize additional profits primarily in future years, in addition to profits from its continuing ownership interest. During the three months ended August 31, 2007, the Company recognized $24.7 million of profit deferred at the time of the recapitalization of the LandSource joint venture in management fees and other income (expense), net. Of the $707.6 million received by the Company in the recapitalization of LandSource, $76.6 million represented distributions of the Company’s share of cumulative earnings from LandSource, $276.4 million represented distributions of the Company’s invested capital in LandSource and $354.6 million represented distributions in excess of the Company’s invested capital in LandSource.

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

	Three Months Ended August 31,		Nine Months Ended August 31,
(In thousands, except per share amounts)	2007	2006	2007	2006
Numerator:
Numerator for basic earnings (loss) per share – net earnings (loss)	$(513,852)	206,675	(689,434)	789,474
Interest on 5.125% zero-coupon convertible senior subordinated notes due 2021, net of tax	—	—	—	1,566

Numerator for diluted earnings (loss) per share	$(513,852)	206,675	(689,434)	791,040

Denominator:
Denominator for basic earnings (loss) per share – weighted average shares	157,973	157,634	157,600	158,344
Effect of dilutive securities:
Share-based payment	—	1,591	—	1,933
5.125% zero-coupon convertible senior subordinated notes due 2021	—	—	—	1,954

Denominator for diluted earnings (loss) per share	157,973	159,225	157,600	162,231

Basic earnings (loss) per share	$(3.25)	1.31	(4.37)	4.99

Diluted earnings (loss) per share	$(3.25)	1.30	(4.37)	4.88

Options to purchase 5.4 million shares and 4.9 million shares, respectively, of common stock were outstanding and anti-dilutive for the three months ended August 31, 2007 and 2006. Options to purchase 4.7 million shares and 2.7 million shares, respectively, of common stock were outstanding and anti-dilutive for the nine months ended August 31, 2007 and 2006.

(5)	Financial Services

The assets and liabilities related to the Financial Services segment were as follows:

(In thousands)	August 31, 2007	November 30, 2006
Assets:
Cash	$123,064	116,657
Receivables, net	363,629	633,004
Loans held-for-sale, net	227,190	483,704
Loans held-for-investment, net	145,112	189,638
Investments held-to-maturity	69,322	59,571
Goodwill	61,222	61,205
Other	58,332	69,597

	$1,047,871	1,613,376

Liabilities:
Notes and other debts payable	$552,317	1,149,231
Other	206,559	212,984

	$758,876	1,362,215

At August 31, 2007, the Financial Services segment had warehouse lines of credit totaling $1.1 billion to fund its mortgage loan activities. Borrowings under the lines of credit were $521.1 million and $1.1 billion, respectively, at August 31, 2007 and November 30, 2006. The warehouse lines of credit mature in June 2008 ($700 million) and in April 2008 ($425 million), at which time the Company expects the facilities to be renewed or replaced with other facilities. At August 31, 2007 and November 30, 2006, the Financial Services segment had advances under a conduit funding agreement amounting to $6.9 million and $1.7 million, respectively. The segment also had a $25 million revolving line of credit that matures in May 2008, at which time the Company expects the line of credit to be renewed. Borrowings under the line of credit were $24.0 million and $23.7 million, respectively, at August 31, 2007 and November 30, 2006.

(6)	Cash

Cash as of August 31, 2007 and November 30, 2006 included $17.5 million and $135.9 million, respectively, of cash held in escrow for approximately three days.

(7)	Restricted Cash

Restricted cash consists of customer deposits on home sales held in restricted accounts until title transfers to the homebuyer, as required by the state and local governments in areas in which the homes were sold.

(8)	Other Assets

(In thousands)	August 31, 2007	November 30, 2006
Deferred tax asset, net	$620,711	300,197
Income tax receivable Other	293,503 138,935	— 173,893

	$1,053,149	474,090

(9)	Senior Notes and Other Debts Payable

(Dollars in thousands)	August 31, 2007	November 30, 2006
7 5/8% senior notes due 2009	$279,063	277,830
5.125% senior notes due 2010	299,798	299,766
5.95% senior notes due 2011	249,516	249,415
5.95% senior notes due 2013	345,989	345,719
5.50% senior notes due 2014	247,680	247,559
5.60% senior notes due 2015	501,804	501,957
6.50% senior notes due 2016	249,708	249,683
Senior unsecured revolving credit facility	300,000	—
Senior floating-rate notes due 2009	—	300,000
Mortgage notes on land and other debt	97,733	141,574

	$2,571,291	2,613,503

As of August 31, 2007, the Company had a $3.1 billion senior unsecured revolving credit facility (the “Credit Facility”) that matures in 2011. During the three months ended August 31, 2007, the Company received additional commitments of $0.4 billion under the accordion feature, which increased the Credit Facility to $3.1 billion from $2.7 billion and reduced the access to additional commitments under the accordion feature to $0.1 billion. As of August 31, 2007, the maximum potential aggregate commitment under the Credit Facility is $3.2 billion. The Credit Facility is guaranteed by substantially all of the Company’s wholly-owned subsidiaries other than finance company subsidiaries (which include mortgage and title insurance agency subsidiaries). Interest rates on outstanding borrowings are LIBOR-based, with margins determined based on the Company’s credit ratings, or an alternate base rate, as described in the credit agreement. At August 31, 2007, the Company had $300.0 million outstanding under the Credit Facility, compared to no outstanding balance at November 30, 2006. In addition, at August 31, 2007 and November 30, 2006, $351.6 million and $496.9 million, respectively, of the Company’s total letters of credit outstanding discussed below were collateralized against certain borrowings available under the Credit Facility.

The Company has a structured letter of credit facility (the “LC Facility”) with a financial institution. The purpose of the LC Facility is to facilitate the issuance of up to $200 million of letters of credit on a senior unsecured basis. In connection with the LC Facility, the financial institution issued $200 million of its senior notes, which were linked to the Company’s performance on the LC Facility. In September 2007, the Company terminated the LC Facility reducing the commitment amount to zero. Outstanding letters of credit issued under the LC Facility were transferred to other existing facilities or matured prior to the LC Facility’s termination.

At August 31, 2007 and November 30, 2006, the Company had letters of credit outstanding in the amount of $1.0 billion and $1.4 billion, respectively. These letters of credit are generally posted with either regulatory bodies to guarantee the Company’s performance of certain development and construction activities or in lieu of cash deposits on option contracts.

The Company has a commercial paper program (the “Program”) under which the Company may, from time-to-time, issue short-term, unsecured notes in an aggregate amount not to exceed $2.0 billion. Issuances under the Program are guaranteed by all of the Company’s wholly-owned subsidiaries that are also guarantors of its Credit Facility. At both August 31, 2007 and November 30, 2006, no amounts were outstanding under the Program.

The Company also has an arrangement with a financial institution whereby it can issue short-term, unsecured fixed-rate notes from time-to-time. At both August 31, 2007 and November 30, 2006, no amounts were outstanding under this arrangement.

In June 2007, the Company redeemed its $300 million senior floating-rate notes due 2009 (the “Floating-Rate Notes”). The redemption price was $300 million, or 100% of the principal amount of the Floating-Rate Notes outstanding, plus accrued and unpaid interest as of the redemption date.

The Company’s debt arrangements contain certain financial covenants, which the Company was in compliance with at August 31, 2007.

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

	Three Months Ended August 31,		Nine Months Ended August 31,
(In thousands)	2007	2006	2007	2006
Warranty reserve, beginning of period	$166,345	154,805	172,571	144,916
Additions to reserve for warranties issued during the period	24,002	44,273	80,218	124,277
Adjustments to pre-existing warranties from changes in estimates	18,827	6,595	32,748	22,910
Payments	(43,128)	(41,858)	(119,491)	(128,288)

Warranty reserve, end of period	$166,046	163,815	166,046	163,815

(11)	Stockholders’ Equity

In June 2001, the Company’s Board of Directors authorized a stock repurchase program to permit the purchase of up to 20 million shares of the Company’s outstanding common stock. There were no share repurchases during the three months ended August 31, 2007, and no material share repurchases during the nine months ended August 31, 2007. As of August 31, 2007, 6.2 million shares of common stock can be repurchased in the future under the program. Treasury stock increased 0.2 million common shares during the nine months ended August 31, 2007, primarily related to forfeitures of restricted stock.

(12)	Share-Based Payment

During the three months ended August 31, 2007 and 2006, compensation expense related to the Company’s share-based payment awards was $12.6 million and $8.9 million, respectively, of which $5.7 million and $6.5 million, respectively, related to stock options and $6.9 million and $2.4 million, respectively, related to awards of restricted common stock (“nonvested shares”). During the nine months ended August 31, 2007 and 2006, compensation expense related to the Company’s share-based payment awards was $33.2 million and $26.5 million, respectively, of which $16.3 million and $18.5 million, respectively, related to stock options and $16.9 million and $8.0 million, respectively, related to nonvested shares. During both the three months ended August 31, 2007 and 2006, the Company granted/issued an immaterial amount of stock options and nonvested shares. During the nine months ended August 31, 2007 and 2006, the Company granted 1.1 million stock options and 1.8 million stock options, respectively, and issued 1.5 million nonvested shares and 0.6 million nonvested shares, respectively.

(13)	Comprehensive Income (Loss)

Comprehensive income (loss) represents changes in stockholders’ equity from non-owner sources. The components of comprehensive income (loss) were as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
(Dollars in thousands)	2007	2006	2007	2006

Net earnings (loss)	$(513,852)	206,675	(689,434)	789,474
Unrealized gain arising during period on interest rate swaps, net of 38% (39% in Q3 2007) and 37% tax effect, respectively, in 2007 and 2006	365	350	1,340	2,445
Unrealized loss arising during period on available-for-sale investment securities, net of 37% tax effect in 2006	—	—	—	(238)

Comprehensive income (loss)	$(513,487)	207,025	(688,094)	791,681

(14)	Consolidation of Variable Interest Entities

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

Unconsolidated Entities

At August 31, 2007, the Company had investments in and advances to unconsolidated entities established to acquire and develop land for sale to the Company in connection with its homebuilding operations, for sale to third parties or for the construction of homes for sale to third-party homebuyers. The Company evaluated all agreements under FIN 46R during the nine months ended August 31, 2007 that were entered into or had reconsideration events during that period, and it consolidated entities that at August 31, 2007 had total combined assets and liabilities of $31.1 million and $23.8 million, respectively.

At August 31, 2007 and November 30, 2006, the Company’s investments in unconsolidated entities were $1.1 billion and $1.4 billion, respectively. The Company’s estimated maximum exposure to loss with regard to unconsolidated entities was primarily its investments in these entities and the exposure under the guarantees discussed in Note 3.

Option Contracts

In the Company’s homebuilding operations, the Company has access to land through option contracts, which generally enables it to defer acquiring portions of properties owned by third parties (including land funds) and unconsolidated entities until the Company has determined whether to exercise its option.

The table below indicates the number of homesites owned and homesites to which the Company had access through option contracts with third parties (“optioned”) or unconsolidated joint ventures in which the Company has investments (“JVs”) (i.e., controlled homesites) at August 31, 2007 and 2006:

	Controlled Homesites
August 31, 2007	Optioned	JVs	Total	Owned Homesites	Total Homesites
East	24,595	14,921	39,516	33,905	73,421
Central	10,540	26,854	37,394	19,732	57,126
West	4,028	34,745	38,773	22,041	60,814
Other	3,575	1,719	5,294	10,734	16,028

Total homesites	42,738	78,239	120,977	86,412	207,389

Total homesites (%)	20%	38%	58%	42%	100%

	Controlled Homesites
August 31, 2006	Optioned	JVs	Total	Owned Homesites	Total Homesites
East	50,443	18,450	68,893	39,719	108,612
Central	28,389	28,677	57,066	23,873	80,939
West	27,369	43,297	70,666	23,151	93,817
Other	9,783	3,103	12,886	12,555	25,441

Total homesites	115,984	93,527	209,511	99,298	308,809

Total homesites (%)	38%	30%	68%	32%	100%

When the Company does not intend to exercise an option, it writes-off any deposit and pre-acquisition costs associated with the option contract. For the three months ended August 31, 2007 and 2006, the Company wrote off $242.5 million and $15.8 million, respectively, of option deposits and pre-acquisition costs related to land under option that it does not intend to purchase. For the nine months ended August 31, 2007 and 2006, the Company wrote off $312.4 million and $41.1 million, respectively, of option deposits and pre-acquisition costs related to land under option that the Company does not intend to purchase.

The Company evaluated all option contracts for land when entered into or upon a reconsideration event and determined it was the primary beneficiary of certain of these option contracts. Although the Company does not have legal title to the optioned land, under FIN 46R, the Company, if it is deemed to be the primary beneficiary, is required to consolidate the land under option at the purchase price of the optioned land. During the nine months ended August 31, 2007, the effect of the consolidation entries associated with these option contracts was an increase of $343.3 million to consolidated inventory not owned with a corresponding increase to liabilities related to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of August 31, 2007. This increase was offset by the Company exercising its options to acquire land under certain contracts previously consolidated under FIN 46R, deconsolidation of certain option contracts and $54.9 million of FAS 144 valuation adjustments, resulting in a net decrease in consolidated inventory not owned of $1.3 million. To reflect the purchase price of the inventory consolidated under FIN 46R, the Company also reclassified $17.8 million of related option deposits from land under development to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of August 31, 2007. The liabilities related to consolidated inventory not owned represent the difference between the option exercise prices for the optioned land and the Company’s cash deposits.

At August 31, 2007 and November 30, 2006, the Company’s exposure to loss related to its option contracts with third parties and unconsolidated entities consisted of its non-refundable option deposits and pre-acquisition costs totaling $482.2 million and $785.9 million, respectively, and $356.6 million and $553.4 million, respectively, of letters of credit posted in lieu of cash deposits.

(15)	New Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 provides interpretive guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006 (the Company’s fiscal year beginning December 1, 2007). The adoption of FIN 48 is not expected to be material to the Company’s consolidated financial statements.

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements, (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (the Company’s fiscal year beginning December 1, 2007), and interim periods within those fiscal years. FAS 157 is not expected to materially affect how the Company determines fair value, but may result in certain additional disclosures.

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

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities–Including an amendment of FASB Statement No. 115, (“FAS 159”). FAS 159 permits companies to measure many financial instruments and certain other items at fair value. FAS 159 is effective for fiscal years beginning after November 15, 2007 (the Company’s fiscal year beginning December 1, 2007). The adoption of FAS 159 is not expected to be material to the Company’s consolidated financial statements.

(16)	Supplemental Financial Information

The Company’s obligations to pay principal, premium, if any, and interest under its Credit Facility, 7 5/8% senior notes due 2009, 5.125% senior notes due 2010, 5.95% senior notes due 2011, 5.95% senior notes due 2013, 5.50% senior notes due 2014, 5.60% senior notes due 2015 and 6.50% senior notes due 2016 are guaranteed by substantially all of the Company’s wholly-owned subsidiaries other than finance company subsidiaries. The guarantees are full and unconditional and the guarantor subsidiaries are 100% directly or indirectly owned by Lennar Corporation. The guarantees are joint and several, subject to limitations as to each guarantor designed to eliminate fraudulent conveyance concerns. The Company has determined that separate, full financial statements of the guarantors would not be material to investors and, accordingly, supplemental financial information for the guarantors is presented as follows:

Condensed Consolidating Balance Sheet

August 31, 2007

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Homebuilding:
Cash, restricted cash and receivables, net	$25,119	324,826	10,070	—	360,015
Inventories	—	6,565,328	155,169	—	6,720,497
Investments in unconsolidated entities	—	1,063,537	13,683	—	1,077,220
Goodwill	—	173,701	—	—	173,701
Other assets	957,450	92,264	3,435	—	1,053,149
Investments in subsidiaries	6,764,439	457,024	—	(7,221,463)	—

	7,747,008	8,676,680	182,357	(7,221,463)	9,384,582
Financial services	—	26,267	1,080,613	(59,009)	1,047,871

Total assets	$7,747,008	8,702,947	1,262,970	(7,280,472)	10,432,453

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable and other liabilities	$198,674	1,343,417	53,480	(9)	1,595,562
Liabilities related to consolidated inventory not owned	—	390,092	—	—	390,092
Senior notes and other debts payable	2,532,558	20,005	77,728	(59,000)	2,571,291
Intercompany	(81,483)	181,981	(100,498)	—	—

	2,649,749	1,935,495	30,710	(59,009)	4,556,945
Financial services	—	3,013	755,863	—	758,876

Total liabilities	2,649,749	1,938,508	786,573	(59,009)	5,315,821
Minority interest	—	—	19,373	—	19,373
Stockholders’ equity	5,097,259	6,764,439	457,024	(7,221,463)	5,097,259

Total liabilities and stockholders’ equity	$7,747,008	8,702,947	1,262,970	(7,280,472)	10,432,453

(16)	Supplemental Financial Information – (Continued)

Condensed Consolidating Balance Sheet

November 30, 2006

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Homebuilding:
Cash, restricted cash and receivables, net	$422,373	395,261	27,867	—	845,501
Inventories	—	7,523,554	307,929	—	7,831,483
Investments in unconsolidated entities	—	1,435,346	11,832	—	1,447,178
Goodwill	—	196,638	—	—	196,638
Other assets	360,708	104,200	9,182	—	474,090
Investments in subsidiaries	7,839,517	486,461	—	(8,325,978)	—

	8,622,598	10,141,460	356,810	(8,325,978)	10,794,890
Financial services	—	25,108	1,588,268	—	1,613,376

Total assets	$8,622,598	10,166,568	1,945,078	(8,325,978)	12,408,266

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable and other liabilities	$605,834	1,644,304	91,922	—	2,342,060
Liabilities related to consolidated inventory not owned	—	333,723	—	—	333,723
Senior notes and other debts payable	2,471,928	53,720	87,855	—	2,613,503
Intercompany	(156,536)	288,570	(132,034)	—	—

	2,921,226	2,320,317	47,743	—	5,289,286
Financial services	—	6,734	1,355,481	—	1,362,215

Total liabilities	2,921,226	2,327,051	1,403,224	—	6,651,501
Minority interest	—	—	55,393	—	55,393
Stockholders’ equity	5,701,372	7,839,517	486,461	(8,325,978)	5,701,372

Total liabilities and stockholders’ equity	$8,622,598	10,166,568	1,945,078	(8,325,978)	12,408,266

(16)	Supplemental Financial Information – (Continued)

Condensed Consolidating Statement of Earnings

Three Months Ended August 31, 2007

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Homebuilding	$—	2,216,755	12,433	—	2,229,188
Financial services	—	2,305	123,699	(13,339)	112,665

Total revenues	—	2,219,060	136,132	(13,339)	2,341,853

Costs and expenses:
Homebuilding	—	2,860,636	20,803	(4,295)	2,877,144
Financial services	—	2,078	123,957	(8,125)	117,910
Corporate general and administrative	44,700	—	—	—	44,700

Total costs and expenses	44,700	2,862,714	144,760	(12,420)	3,039,754

Equity in loss from unconsolidated entities	—	127,409	—	—	127,409
Management fees and other expense, net	(919)	(10,511)	—	919	(10,511)
Minority interest expense, net	—	—	1,822	—	1,822

Loss before benefit for income taxes	(45,619)	(781,574)	(10,450)	—	(837,643)
Benefit for income taxes	(18,954)	(301,527)	(3,310)	—	(323,791)
Equity in loss from subsidiaries	(487,187)	(7,140)	—	494,327	—

Net loss	$(513,852)	(487,187)	(7,140)	494,327	(513,852)

Condensed Consolidating Statement of Earnings Three Months Ended August 31, 2006
(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Homebuilding	$—	3,951,829	44,962	—	3,996,791
Financial services	—	1,919	198,794	(15,069)	185,644

Total revenues	—	3,953,748	243,756	(15,069)	4,182,435

Costs and expenses:
Homebuilding	—	3,650,842	46,283	(2,716)	3,694,409
Financial services	—	9,444	132,911	(18,405)	123,950
Corporate general and administrative	50,861	—	—	—	50,861

Total costs and expenses	50,861	3,660,286	179,194	(21,121)	3,869,220

Equity in loss from unconsolidated entities	—	5,903	—	—	5,903
Management fees and other income, net	6,052	21,569	275	(6,052)	21,844
Minority interest expense, net	—	—	1,101	—	1,101

Earnings (loss) before provision (benefit) for income taxes	(44,809)	309,128	63,736	—	328,055
Provision (benefit) for income taxes	(16,579)	114,377	23,582	—	121,380
Equity in earnings from subsidiaries	234,905	40,154	—	(275,059)	—

Net earnings	$206,675	234,905	40,154	(275,059)	206,675

(16)	Supplemental Financial Information – (Continued)

Condensed Consolidating Statement of Earnings

Nine Months Ended August 31, 2007

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Homebuilding	$—	7,591,670	42,498	—	7,634,168
Financial services	—	8,034	404,504	(36,830)	375,708

Total revenues	—	7,599,704	447,002	(36,830)	8,009,876

Costs and expenses:
Homebuilding	—	8,585,063	51,347	(7,803)	8,628,607
Financial services	—	20,958	369,848	(39,932)	350,874
Corporate general and administrative	137,436	—	—	—	137,436

Total costs and expenses	137,436	8,606,021	421,195	(47,735)	9,116,917

Gain on recapitalization of unconsolidated entity	—	175,879	—	—	175,879
Equity in loss from unconsolidated entities	—	(168,137)	—	—	(168,137)
Management fees and other income (expense), net	10,905	(9,501)	—	(10,905)	(9,501)
Minority interest expense, net	—	—	3,190	—	3,190

Earnings (loss) before provision (benefit) for income taxes	(126,531)	(1,008,076)	22,617	—	(1,111,990)
Provision (benefit) for income taxes	(48,082)	(383,068)	8,594	—	(422,556)
Equity in earnings (loss) from subsidiaries	(610,985)	14,023	—	596,962	—

Net earnings (loss)	$(689,434)	(610,985)	14,023	596,962	(689,434)

Condensed Consolidating Statement of Earnings Nine Months Ended August 31, 2006
(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Homebuilding	$—	11,286,783	234,028	—	11,520,811
Financial services	—	7,307	511,461	(38,982)	479,786

Total revenues	—	11,294,090	745,489	(38,982)	12,000,597

Costs and expenses:
Homebuilding	—	10,104,788	208,427	(5,235)	10,307,980
Financial services	—	19,081	396,791	(42,996)	372,876
Corporate general and administrative	159,284	—	—	—	159,284

Total costs and expenses	159,284	10,123,869	605,218	(48,231)	10,840,140

Equity in earnings from unconsolidated entities	—	47,079	—	—	47,079
Management fees and other income, net	9,249	53,325	4,327	(9,249)	57,652
Minority interest expense, net	—	—	12,055	—	12,055

Earnings (loss) before provision (benefit) for income taxes	(150,035)	1,270,625	132,543	—	1,253,133
Provision (benefit) for income taxes	(55,513)	470,131	49,041	—	463,659
Equity in earnings from subsidiaries	883,996	83,502	—	(967,498)	—

Net earnings	$789,474	883,996	83,502	(967,498)	789,474

(16)	Supplemental Financial Information – (Continued)

Condensed Consolidating Statement of Cash Flows

Nine Months Ended August 31, 2007

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net earnings (loss)	$(689,434)	(610,985)	14,023	596,962	(689,434)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities	(1,029,147)	1,468,840	681,501	(537,962)	583,232

Net cash provided by (used in) operating activities	(1,718,581)	857,855	695,524	59,000	(106,202)

Cash flows from investing activities:
Decrease in investments in unconsolidated entities, net	—	3,109	—	—	3,109
Distributions in excess of investment in unconsolidated entity	—	354,644	—	—	354,644
Other	(1,355)	(34,315)	21,068	—	(14,602)

Net cash provided by (used in) investing activities	(1,355)	323,438	21,068	—	343,151

Cash flows from financing activities:
Net repayments under financial services debt	—	—	(596,914)	—	(596,914)
Net borrowings under revolving credit facility	300,000	—	—	—	300,000
Repayment of senior floating-rate notes due 2009	(300,000)	—	—	—	(300,000)
Net proceeds (repayments) on other borrowings	59,000	5,491	(77,970)	(59,000)	(72,479)
Net payments related to minority interests	—	—	(39,463)	—	(39,463)
Excess tax benefits from share-based awards	4,322	—	—	—	4,322
Common stock:
Issuances	20,098	—	—	—	20,098
Repurchases	(3,884)	—	—	—	(3,884)
Dividends	(75,835)	—	—	—	(75,835)
Intercompany	1,318,635	(1,309,796)	(8,839)	—	—

Net cash provided by (used in) financing activities	1,322,336	(1,304,305)	(723,186)	(59,000)	(764,155)

Net decrease in cash	(397,600)	(123,012)	(6,594)	—	(527,206)
Cash at beginning of period	420,845	218,453	139,021	—	778,319

Cash at end of period	$23,245	95,441	132,427	—	251,113

(16)	Supplemental Financial Information – (Continued)

Condensed Consolidating Statement of Cash Flows

Nine Months Ended August 31, 2006

(Dollars in thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net earnings	$789,474	883,996	83,502	(967,498)	789,474
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities	(442,769)	(2,050,918)	583,101	967,498	(943,088)

Net cash provided by (used in) operating activities	346,705	(1,166,922)	666,603	—	(153,614)

Cash flows from investing activities:
Increase in investments in unconsolidated entities, net	—	(361,330)	—	—	(361,330)
Acquisitions, net of cash acquired	—	(30,329)	(2,884)	—	(33,213)
Other	(5,823)	(19,328)	33,958	—	8,807

Net cash provided by (used in) investing activities	(5,823)	(410,987)	31,074	—	(385,736)

Cash flows from financing activities:
Net repayments under financial services debt	—	—	(275,190)	—	(275,190)
Net borrowings under revolving credit facility	65,000	—	—	—	65,000
Proceeds from 5.95% senior notes	248,665	—	—	—	248,665
Proceeds from 6.50% senior notes	248,933	—	—	—	248,933
Net repayments on other borrowings	(2,336)	(133,792)	(9,235)	—	(145,363)
Net payments related to minority interests	—	—	(65,274)	—	(65,274)
Excess tax benefits from share-based awards	6,036	—	—	—	6,036
Common stock:
Issuances	29,429	—	—	—	29,429
Repurchases	(300,002)	—	—	—	(300,002)
Dividends	(76,172)	—	—	—	(76,172)
Intercompany	(961,902)	1,336,112	(374,210)	—	—

Net cash provided by (used in) financing activities	(742,349)	1,202,320	(723,909)	—	(263,938)

Net decrease in cash	(401,467)	(375,589)	(26,232)	—	(803,288)
Cash at beginning of period	401,467	495,081	162,795	—	1,059,343

Cash at end of period	$—	119,492	136,563	—	256,055

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Outlook

It is already well documented that the housing market has continued to deteriorate throughout our third quarter. Consumer confidence in housing has declined, while there has been increased volatility in the mortgage market, creating higher cancellation rates and lower net new orders. The market has continued to become more and more competitive and there continues to be a great deal of downward pricing through the use of incentives, price reductions and incentivized brokerage fees. These conditions could lead to additional foreclosures, resulting in an increased supply of homes for sale in the market, which would further exacerbate competitive market pressures. We do not currently have visibility as to when these deteriorating market conditions will subside.

Our response to, and primary focus in, this environment continues to be to reduce home starts and adjust pricing to meet current market conditions in order to keep inventories low and our balance sheet positioned for the future. In addition we have also decreased land purchases where possible. The net effect has been a continued deterioration of our margins and accordingly, higher impairments to our inventory and our share of inventory at unconsolidated entities, as well as write-offs of option deposits and pre-acquisition costs. While we have recorded a loss of $513.9 million for the quarter, it is reflective of our reassessment this quarter of every land position, every joint venture and every deal under option or contract in light of market conditions and current margins.

We also have, and continue to, reduce overhead to be “right-sized” for new and anticipated lower volume levels. While it has been challenging to stay ahead of rapidly adjusting market conditions and resulting revenue reductions, we have reduced our workforce to date by approximately 35% and expect continued reductions in the fourth quarter.

If the market does not begin to stabilize and there is further deterioration in market conditions, this may lead to an increase in the supply of new and existing homes as a result of decreased absorption levels and increased foreclosures. The decrease in sales absorption may lead to higher sales incentives and reduced gross margins, which may lead to additional valuation adjustments in the future. Additionally, market conditions may cause us to re-evaluate our strategy regarding certain assets that could result in additional valuation adjustments related to our inventory and write-offs of deposits and pre-acquisition costs as a result of the abandonment of option contracts. If market conditions continue to deteriorate, we may need to reassess the value of the underlying collateral and/or renegotiate the terms of land seller notes receivable, which may result in additional write-offs in the future.

With respect to the loans we originate on the homes we deliver, although we remain liable for certain limited representations, substantially all of the loans we originate are sold in the secondary mortgage market, on a servicing released, non-recourse basis. Therefore, we have little direct exposure to the residential mortgages we originate.

However, recently the mortgage market has experienced increased volatility. This volatility may lead to changes in the secondary mortgage market with respect to loans. As demand in the secondary mortgage market changes with respect to loans for sub-prime (loans to persons with a FICO score under 620) and Alt A borrowers (loans to persons with less conventional documentation of their incomes or net worths and FICO score of 620 or higher), there may be fewer buyers who qualify for financing on new and existing home purchases in the market. This could lead to further deterioration in the overall homebuilding market due to stricter credit standards, higher down payment requirements and additional credit verification requirements. This deterioration could have an adverse impact on the number of homes we sell. In addition, to the extent that homeowners have used sub-prime or Alt A mortgages to finance the purchase of their homes and are later unable to refinance or maintain those loans, additional foreclosures and an oversupply of inventory may result in the market. This may also contribute to additional deterioration in the market and have an adverse impact on demand and the number of homes we sell.

(1)	Results of Operations

Overview

We historically have experienced, and expect to continue to experience, variability in quarterly results. Our results of operations for the three and nine months ended August 31, 2007 are not necessarily indicative of the results to be expected for the full year.

Net loss was $513.9 million, or $3.25 per diluted share, in the third quarter of 2007, compared to net earnings of $206.7 million, or $1.30 per diluted share, in the third quarter of 2006. Net loss was $689.4 million, or $4.37 per diluted share, in the nine months ended August 31, 2007, compared to net earnings of $789.5 million, or $4.88 per diluted share, in the nine months ended August 31, 2006. The decrease in net earnings was attributable to weak market conditions that have persisted during the three and nine months ended August 31, 2007 and have impacted all of our operations, including our homebuilding gross margins. Our gross margins decreased due to Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, (“FAS 144”) valuation adjustments and a decrease in the average sales price of homes delivered due primarily to higher sales incentives offered to homebuyers in the three and nine months ended August 31, 2007, compared to the same periods in the prior year.

Financial information relating to our operations was as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
(In thousands)	2007	2006	2007	2006
Homebuilding revenues:
Sales of homes	$2,169,443	3,902,540	7,479,322	10,846,508
Sales of land	59,745	94,251	154,846	674,303

Total homebuilding revenues	2,229,188	3,996,791	7,634,168	11,520,811

Homebuilding costs and expenses:
Cost of homes sold	2,168,446	3,173,342	6,924,224	8,442,879
Cost of land sold	404,444	94,547	634,808	584,425
Selling, general and administrative	304,254	426,520	1,069,575	1,280,676

Total homebuilding costs and expenses	2,877,144	3,694,409	8,628,607	10,307,980

Gain on recapitalization of unconsolidated entity	—	—	175,879	—
Equity in earnings (loss) from unconsolidated entities	(127,409)	(5,903)	(168,137)	47,079
Management fees and other income (expense), net	(10,511)	21,844	(9,501)	57,652
Minority interest expense, net	1,822	1,101	3,190	12,055

Homebuilding operating earnings (loss)	$(787,698)	317,222	(999,388)	1,305,507

Financial services revenues	$112,665	185,644	375,708	479,786
Financial services costs and expenses	117,910	123,950	350,874	372,876

Financial services operating earnings (loss)	$(5,245)	61,694	24,834	106,910

Total operating earnings (loss)	$(792,943)	378,916	(974,554)	1,412,417
Corporate general and administrative expenses	44,700	50,861	137,436	159,284

Earnings (loss) before provision (benefit) for income taxes	$(837,643)	328,055	(1,111,990)	1,253,133

Three Months Ended August 31, 2007 versus Three Months Ended August 31, 2006

Revenues from home sales decreased 44% in the third quarter of 2007 to $2.2 billion from $3.9 billion in 2006. Revenues were lower primarily due to a 41% decrease in the number of home deliveries and a 6% decrease in the average sales price of homes delivered in 2007. New home deliveries, excluding unconsolidated entities, decreased to 7,266 homes in the third quarter of 2007 from 12,337 homes last year. In the third quarter of 2007, new home deliveries were lower in all of our homebuilding segments and Homebuilding Other, compared to 2006. The average sales price of homes delivered decreased to $296,000 in the third quarter of 2007 from $316,000 in the same period last year, primarily due to higher sales incentives offered to homebuyers ($46,000 per home delivered in the third quarter of 2007, compared to $35,900 per home delivered in the same period last year).

Gross margins on home sales excluding FAS 144 valuation adjustments were $304.1 million, or 14.0%, in the third quarter of 2007, compared to $761.2 million, or 19.5%, in 2006. Gross margin percentage on home sales decreased compared to last year in all of our homebuilding segments primarily due to higher sales incentives offered to homebuyers. Gross margins on home sales were $1.0 million in the third quarter of 2007, which included $303.1 million of FAS 144 valuation adjustments, compared to gross margins on home sales of $729.2 million, or 18.7%, in the third quarter of 2006, which included $32.0 million of FAS 144 valuation adjustments. Gross margins on home sales excluding FAS 144 valuation adjustments is a non-GAAP financial measure disclosed by certain of our competitors and has been presented because we find it useful in evaluating our performance and believe that it helps readers of our financial statements compare our operations with those of our competitors.

Homebuilding interest expense (primarily included in cost of homes sold and cost of land sold) was $40.3 million in the third quarter of 2007, compared to $60.9 million in 2006.

Selling, general and administrative expenses were reduced by $122.3 million, or 29%, in the third quarter of 2007, compared to the same period last year, primarily due to reductions in associate headcount and variable compensation expense. As a percentage of revenues from home sales, selling, general and administrative expenses increased to 14.0% in the third quarter of 2007, from 10.9% in 2006. The 310 basis point increase was primarily due to lower revenues.

Loss on land sales totaled $344.7 million in the third quarter of 2007, which included $114.6 million of FAS 144 valuation adjustments and $242.5 million of write-offs of deposits and pre-acquisition costs related to 15,000 homesites under option that we do not intend to purchase. In the third quarter of last year, loss on land sales totaled $0.3 million, which included $11.8 million of FAS 144 valuation adjustments and $15.8 million of write-offs of deposits and pre-acquisition costs related to 8,400 homesites that were under option.

Equity in loss from unconsolidated entities was $127.4 million in the third quarter of 2007, which included $138.7 million of FAS 144 valuation adjustments related to assets of our unconsolidated entities, compared to equity in loss from unconsolidated entities of $5.9 million, which included $16.5 million of FAS 144 valuation adjustments related to assets of our unconsolidated entities last year. Management fees and other expense, net, totaled $10.5 million in the third quarter of 2007 (including $32.1 million of valuation adjustments to investments in unconsolidated entities and $16.5 million of goodwill write-offs, partially offset by the recognition of $24.7 million of profit deferred at the time of the recapitalization of the LandSource joint venture), compared to management fees and other income, net, of $21.8 million in the third quarter of 2006. Minority interest expense, net, was $1.8 million and $1.1 million, respectively, in the third quarter of 2007 and 2006. Sales of land, equity in loss from unconsolidated entities, management fees and other income (expense), net and minority interest expense, net may vary significantly from period to period depending on the timing of land sales and other transactions entered into by us and unconsolidated entities in which we have investments.

Operating loss for the Financial Services segment was $5.2 million in the third quarter of 2007, compared to operating earnings of $61.7 million last year, which included a $17.7 million pretax gain generated from monetizing the segment’s personal lines insurance policies. The decrease was primarily due to a decline in profitability from both the segment’s mortgage and title operations and $9.3 million of write-offs of land seller notes receivable. The decline in profitability was due to the overall weakness in the homebuilding market, which led to a decrease in volume and transactions for the mortgage and title operations compared to last year.

Corporate general and administrative expenses were reduced by $6.2 million, or 12%, in the third quarter of 2007, compared to the same period last year. As a percentage of total revenues, corporate general and administrative expenses increased to 1.9% in the third quarter of 2007, from 1.2% in 2006, primarily due to lower revenues.

For the three months ended August 31, 2007 and 2006, our effective income tax rate was 38.66% and 37%, respectively.

Nine Months Ended August 31, 2007 versus Nine Months Ended August 31, 2006

Revenues from home sales decreased 31% in the nine months ended August 31, 2007 to $7.5 billion from $10.8 billion in 2006. Revenues were lower primarily due to a 27% decrease in the number of home deliveries and a 7% decrease in the average sales price of homes delivered in 2007. New home deliveries, excluding unconsolidated entities, decreased to 24,772 homes in the nine months ended August 31, 2007 from 33,747 homes last year. In the nine months ended August 31, 2007, new home deliveries were lower in all of our homebuilding segments and Homebuilding Other, compared to 2006. The average sales price of homes delivered decreased to $299,000 in the nine months ended August 31, 2007 from $321,000 in 2006 primarily due to higher sales incentives offered to homebuyers ($45,000 per home delivered in 2007, compared to $25,900 per home delivered in 2006).

Gross margins on home sales excluding inventory valuation adjustments were $1.1 billion, or 14.4%, in the nine months ended August 31, 2007, compared to $2.4 billion, or 22.5%, in 2006. Gross margin percentage on home sales decreased compared to last year in all of our homebuilding segments and Homebuilding Other primarily due to higher sales incentives offered to homebuyers. Gross margins on home sales were $555.1 million, or 7.4%, in the nine months ended August 31, 2007, which included $523.0 million of FAS 144 valuation adjustments, compared to gross margins on home sales of $2.4 billion, or 22.2%, in the nine months ended August 31, 2006, which included $40.7 million of FAS 144 valuation adjustments.

Homebuilding interest expense (primarily included in cost of homes sold and cost of land sold) was $155.7 million in the nine months ended August 31, 2007, compared to $178.0 million in the same period prior year 2006.

Selling, general and administrative expenses were reduced by $211.1 million, or 16%, in the nine months ended August 31, 2007, compared to the same period last year, primarily due to reductions in associate headcount and variable compensation expense. As a percentage of revenues from home sales, selling, general and administrative expenses increased to 14.3% in the nine months ended August 31, 2007, from 11.8% in 2006. The 250 basis point increase was primarily due to lower revenues.

Loss on land sales totaled $480.0 million in the nine months ended August 31, 2007, which included $197.2 million of FAS 144 valuation adjustments and $312.4 million of write-offs of deposits and pre-acquisition costs related to 24,400 homesites under option that we do not intend to purchase. In the nine months ended August 31, 2006, gross profit from land sales totaled $89.9 million, net of $35.8 million of FAS 144 valuation adjustments and $41.1 million of write-offs of deposits and pre-acquisition costs related to 14,800 homesites that were under option.

Equity in loss from unconsolidated entities was $168.1 million in the nine months ended August 31, 2007, which included $172.7 million of FAS 144 valuation adjustments related to assets of our unconsolidated entities, compared to equity in earnings from unconsolidated entities of $47.1 million, net of $16.7 million of FAS 144 valuation adjustments related to assets of unconsolidated entities last year. Management fees and other expense, net, totaled $9.5 million in the nine months ended August 31, 2007 (including $46.4 million of valuation adjustments to investments in unconsolidated entities and $16.5 million of goodwill write-offs, partially offset by the recognition of $24.7 million of profit deferred at the time of the recapitalization of the LandSource joint venture), compared to management fees and other income, net, of $57.7 million in 2006. Minority interest expense, net, was $3.2 million and $12.1 million, respectively, in the nine months ended August 31, 2007 and 2006. Sales of land, equity in earnings (loss) from unconsolidated entities, management fees and other income (expense), net and minority interest expense, net may vary significantly from period to period depending on the timing of land sales and other transactions entered into by us and unconsolidated entities in which we have investments.

In February 2007, our LandSource joint venture admitted MW Housing Partners as a new strategic partner. The transaction resulted in a cash distribution to us of $707.6 million. Our resulting ownership of LandSource is 16%. As a result of the recapitalization, we recognized a pretax gain of $175.9 million in 2007 and could potentially recognize additional profits primarily in future years, in addition to profits from our continuing ownership interest.

Operating earnings for the Financial Services segment were $24.8 million in the nine months ended August 31, 2007, compared to $106.9 million last year, which included a $17.7 million pretax gain generated from monetizing the segment’s personal lines insurance policies. The decrease was primarily due to a decline in profitability from both the segment’s mortgage and title operations and $27.9 million of write-offs of land seller notes receivable. The decline in profitability was due to the overall weakness in the homebuilding market, which led to a decrease in volume and transactions for the mortgage and title operations compared to last year.

Corporate general and administrative expenses were reduced by $21.8 million, or 14%, for the nine months ended August 31, 2007, compared to 2006. As a percentage of total revenues, corporate general and administrative expenses increased to 1.7% in the nine months ended August 31, 2007, from 1.3% in the same period last year, primarily due to lower revenues.

For the nine months ended August 31, 2007 and 2006, our effective income tax rate was 38% and 37%, respectively.

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

At August 31, 2007, our reportable homebuilding segments and Homebuilding Other consisted of homebuilding divisions located in the following states:

East: Florida, Maryland, New Jersey and Virginia

Central: Arizona, Colorado and Texas

West: California and Nevada

Other: Illinois, Minnesota, New York, North Carolina and South Carolina

The following tables set forth selected financial and operational information related to our homebuilding operations for the periods indicated:

Selected Financial and Operational Data

	Three Months Ended August 31,		Nine Months Ended August 31,
(In thousands)	2007	2006	2007	2006
Revenues:
East:
Sales of homes	$554,191	1,193,920	2,130,210	3,227,183
Sales of land	12,284	37,170	26,387	103,457

Total East	566,475	1,231,090	2,156,597	3,330,640

Central:
Sales of homes	565,017	916,600	1,898,349	2,607,090
Sales of land	8,661	29,674	32,717	79,641

Total Central	573,678	946,274	1,931,066	2,686,731

West:
Sales of homes	825,864	1,422,919	2,726,608	4,132,041
Sales of land	25,612	24,559	70,840	481,151

Total West	851,476	1,447,478	2,797,448	4,613,192

Other:
Sales of homes	224,371	369,101	724,155	880,194
Sales of land	13,188	2,848	24,902	10,054

Total Other	237,559	371,949	749,057	890,248

Total homebuilding revenues	$2,229,188	3,996,791	7,634,168	11,520,811

	Three Months Ended August 31,		Nine Months Ended August 31,
(In thousands)	2007	2006	2007	2006
Operating earnings (loss):
East:
Sales of homes	$(112,668)	118,755	(267,007)	406,723
Sales of land	(69,102)	1,204	(127,001)	14,588
Equity in earnings (loss) from unconsolidated entities	(7,224)	1,883	(7,675)	7,599
Management fees and other income (expense), net	(12,642)	13,168	(12,635)	12,848
Minority interest expense, net	(1,320)	(1,193)	(3,160)	(3,699)

Total East	(202,956)	133,817	(417,478)	438,059

Central:
Sales of homes	(23,598)	56,770	4,337	195,360
Sales of land	(56,811)	2,423	(68,978)	4,348
Equity in earnings (loss) from unconsolidated entities	(9,889)	454	(7,028)	3,413
Management fees and other income (expense), net	(7,287)	1,860	(7,081)	8,805
Minority interest income (expense), net	(86)	—	(63)	235

Total Central	(97,671)	61,507	(78,813)	212,161

West:
Sales of homes	(140,927)	128,432	(215,280)	532,273
Sales of land	(176,871)	2,996	(221,012)	98,236
Gain on recapitalization of unconsolidated entity	—	—	175,879	—
Equity in earnings (loss) from unconsolidated entities	(109,727)	(8,738)	(154,101)	25,792
Management fees and other income, net	24,872	6,604	23,057	34,689
Minority interest income (expense), net	(836)	92	(1,079)	(8,591)

Total West	(403,489)	129,386	(392,536)	682,399

Other:
Sales of homes	(26,064)	(1,279)	(36,527)	(11,403)
Sales of land	(41,915)	(6,919)	(62,971)	(27,294)
Equity in earnings (loss) from unconsolidated entities	(569)	498	667	10,275
Management fees and other income (expense), net	(15,454)	212	(12,842)	1,310
Minority interest income, net	420	—	1,112	—

Total Other	(83,582)	(7,488)	(110,561)	(27,112)

Total homebuilding operating earnings (loss)	$(787,698)	317,222	(999,388)	1,305,507

Summary of Homebuilding Data

	Three Months Ended August 31,		At or for the Nine Months Ended August 31,
Deliveries	2007	2006	2007	2006
East	2,089	3,679	7,753	10,083
Central	2,739	4,485	9,137	12,439
West	2,043	3,565	6,884	9,923
Other	765	1,309	2,465	3,117

Total	7,636	13,038	26,239	35,562

Of the total deliveries listed above, 370 and 1,467, respectively, represent deliveries from unconsolidated entities for the three and nine months ended August 31, 2007, compared to 701 and 1,815 deliveries in the same periods last year.

New Orders
East	1,552	2,747	6,295	8,615
Central	2,064	4,353	7,073	12,419
West	1,591	2,937	5,347	8,761
Other	597	1,019	2,277	2,811

Total	5,804	11,056	20,992	32,606

Of the total new orders listed above, 232 and 968, respectively, represent new orders from unconsolidated entities for the three and nine months ended August 31, 2007, compared to 532 and 1,433 new orders in the same periods last year.

Backlog – Homes
East			2,687	6,240
Central			1,534	4,527
West			1,454	4,043
Other			692	1,198

Total			6,367	16,008

Of the total homes in backlog listed above, 550 represents homes in backlog from unconsolidated entities at August 31, 2007, compared to 1,335 homes in backlog at August 31, 2006.

Backlog – Dollar Value (In thousands)
East			$922,909	2,190,137
Central			340,236	1,089,275
West			686,393	1,866,180
Other			276,510	458,463

Total			$2,226,048	5,604,055

Of the total dollar value of homes in backlog listed above, $268.7 million represents the backlog dollar value from unconsolidated entities at August 31, 2007, compared to $577.6 million of backlog dollar value at August 31, 2006.

Backlog represents the number of homes under sales contracts. Homes are sold using sales contracts, which are generally accompanied by sales deposits. In some instances, purchasers are permitted to cancel sales contracts if they fail to qualify for financing or under certain other circumstances. We experienced a cancellation rate of 32% (39%, 29%, 29% and 23%, respectively, in our Homebuilding East, Central and West segments and Homebuilding Other) during the third quarter of 2007, compared to 31% (36%, 28%, 32% and 21%, respectively, in our Homebuilding East, Central and West segments and Homebuilding Other) in the third quarter of 2006 and 29% (30% in our Homebuilding East, Central and West segments and 14% in Homebuilding Other) in the second quarter of 2007. Although our cancellation rate in the third quarter of 2007 increased compared to the third quarter of 2006, we focused significant efforts on reselling the homes that were the subject of cancelled contracts, which, in many instances, included the use of higher sales incentives (discussed below as a percentage of revenues from home sales), to avoid the build up of excess inventory. We do not recognize revenue on homes under sales contracts until the sales are closed and title passes to the new homeowners, except for our mid-to-high-rise multi-level buildings under construction for which revenue is recognized under percentage-of-completion accounting.

Three Months Ended August 31, 2007 versus Three Months Ended August 31, 2006

Homebuilding East: Homebuilding revenues decreased for the three months ended August 31, 2007, compared to the same period of the prior year, due to a decrease in the number of home deliveries and average sales price of homes delivered in all of the states in this segment. Gross margins on home sales excluding FAS 144 valuation adjustments were $78.6 million, or 14.2%, for the three months ended August 31, 2007, compared to $263.9 million, or 22.1%, for the same period last year. Gross margins decreased compared to last year primarily due to higher sales incentives offered to homebuyers of 16.0% in 2007, compared to 12.5% in 2006. Gross margins on home sales were ($13.9) million, or (2.5%), in 2007 including FAS 144 valuation adjustments of $92.5 million, compared to gross margins on home sales of $253.0 million, or 21.2%, in 2006 including $10.9 million of FAS 144 valuation adjustments.

Loss on land sales was $69.1 million for the three months ended August 31, 2007 (including $44.6 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $32.2 million of FAS 144 valuation adjustments), compared to gross profits on land sales of $1.2 million during the same period last year (including $4.0 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $5.1 million of FAS 144 valuation adjustments).

Homebuilding Central: Homebuilding revenues decreased for the three months ended August 31, 2007, compared to the same period of the prior year, primarily due to a decrease in the number of home deliveries in all the states in this segment and a decrease in the average sales price of homes delivered in Arizona and Colorado. Gross margins on home sales excluding FAS 144 valuation adjustments were $81.6 million, or 14.4%, for the three months ended August 31, 2007, compared to $157.8 million, or 17.2%, for the same period last year. Gross margins decreased compared to last year primarily due to higher sales incentives offered to homebuyers of 11.1% in 2007, compared to 9.7% in 2006. Gross margins on home sales were $46.0 million, or 8.1%, in 2007 including FAS 144 valuation adjustments of $35.6 million, compared to gross margins on home sales of $157.8 million, or 17.2% in 2006.

Loss on land sales was $56.8 million for the three months ended August 31, 2007 (including $38.2 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $16.3 million of FAS 144 valuation adjustments), compared to gross profits on land sales of $2.4 million during the same period last year (including $2.2 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $0.6 million of FAS 144 valuation adjustments).

Homebuilding West: Homebuilding revenues decreased for the three months ended August 31, 2007, compared to the same period of the prior year, primarily due to a decrease in both the number of home deliveries and the average sales price of homes delivered in all of the states in this segment. Gross margins on home sales excluding FAS 144 valuation adjustments were $111.1 million, or 13.5%, for the three months ended August 31, 2007, compared to $292.8 million, or 20.6%, for the same period last year. Gross margins decreased compared to last year primarily due to higher sales incentives offered to homebuyers of 14.4% in 2007, compared to 8.8% in 2006. Gross margins on home sales were ($38.7) million, or (4.7%), in 2007 including FAS 144 valuation adjustments of $149.9 million, compared to gross margins on home sales of $273.5 million, or 19.2%, in 2006 including $19.3 million of FAS 144 valuation adjustments.

Loss on land sales was $176.9 million for the three months ended August 31, 2007 (including $139.7 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $41.2 million of FAS 144 valuation adjustments), compared to gross profit on land sales of $3.0 million during the same period last year (net of $8.5 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase).

Homebuilding Other: Homebuilding revenues decreased for the three months ended August 31, 2007, compared to the same period of the prior year, primarily due to a decrease in the number of home deliveries in all of the states, partially offset by an increase in the average sales price of homes delivered in all of the states in Homebuilding Other, except Illinois. Gross margins on home sales excluding FAS 144 valuation adjustments were $32.8 million, or 14.6%, for the three months ended August 31, 2007, compared to $46.6 million, or 12.6%, last year. Gross margin percentage increased compared to last year primarily due to the increase in average sales price of homes delivered. Gross margins on home sales were $7.7 million, or 3.4%, in 2007 including FAS 144 valuation adjustments of $25.1 million, compared to gross margins on home sales of $44.8 million, or 12.2%, for the same period last year.

Loss on land sales was $41.9 million for the three months ended August 31, 2007 (including $20.0 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $24.8 million of FAS 144 valuation adjustments), compared to loss on land sales of $6.9 million during the same period last year (including $1.1 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $6.1 million of FAS 144 valuation adjustments).

Nine Months Ended August 31, 2007 versus Nine Months Ended August 31, 2006

Homebuilding East: Homebuilding revenues decreased for the nine months ended August 31, 2007, compared to the same period of the prior year, primarily due to a decrease in the number of home deliveries in Florida and a decrease in the average sales price of homes delivered in all of the states in this segment. Gross margins on home sales excluding FAS 144 valuation adjustments were $301.0 million, or 14.1%, for the nine months ended August 31, 2007, compared to $817.0 million, or 25.3%, for the same period last year. Gross margins decreased compared to last year primarily due to higher sales incentives offered to homebuyers of 16.1% in 2007, compared to 9.0% in 2006. Gross margins on home sales were $89.1 million, or 4.2%, in 2007 including FAS 144 valuation adjustments of $211.9 million, compared to gross margins on home sales of $800.1 million, or 24.8%, in 2006 including $16.8 million of FAS 144 valuation adjustments.

Loss on land sales was $127.0 million for the nine months ended August 31, 2007 (including $74.3 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $72.3 million of FAS 144 valuation adjustments), compared to gross profit on land sales of $14.6 million during the same period last year (net of $7.1 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $8.1 million of FAS 144 valuation adjustments).

Homebuilding Central: Homebuilding revenues decreased for the nine months ended August 31, 2007, compared to the same period of the prior year, primarily due to a decrease in the number of home deliveries in all of the states in this segment and a decrease in the average sales price of homes delivered in Arizona and Colorado. Gross margins on home sales excluding FAS 144 valuation adjustments were $311.5 million, or 16.4%, for the nine months ended August 31, 2007, compared to $495.9 million, or 19.0%, for the same period last year. Gross margins decreased compared to last year primarily due to higher sales incentives offered to homebuyers of 10.8% in 2007, compared to 8.2% in 2006. Gross margins on home sales were $248.4 million, or 13.1%, in 2007 including FAS 144 valuation adjustments of $63.1 million, compared to gross margins on home sales of $494.4 million, or 19.0%, in 2006 including $1.6 million of FAS 144 valuation adjustments.

Loss on land sales was $69.0 million for the nine months ended August 31, 2007 (including $49.4 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $19.0 million of FAS 144 valuation adjustments), compared to gross profit on land sales of $4.3 million during the same period last year (net of $2.8 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $13.3 million of FAS 144 valuation adjustments).

Homebuilding West: Homebuilding revenues decreased for the nine months ended August 31, 2007, compared to the same period of the prior year, primarily due to a decrease in both the number of home deliveries and in the average sales price of homes delivered in all of the states in this segment. Gross margins on home sales excluding FAS 144 valuation adjustments were $364.2 million, or 13.4%, for the nine months ended August 31, 2007, compared to $1.0 billion, or 24.4%, for the same period last year. Gross margins decreased compared to last year primarily due to higher sales incentives offered to homebuyers of 13.2% in 2007, compared to 5.8% in 2006. Gross margins on home sales were $148.2 million, or 5.4%, in 2007 including FAS 144 valuation adjustments of $216.1 million, compared to gross margins on home sales of $986.1 million, or 23.9%, in 2006 including $20.5 million of FAS 144 valuation adjustments.

Loss on land sales was $221.0 million for the nine months ended August 31, 2007 (including $164.5 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $64.0 million of FAS 144 valuation adjustments), compared to gross profit on land sales of $98.2 million during the same period last year (net of $16.8 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase).

Homebuilding Other: Homebuilding revenues decreased for the nine months ended August 31, 2007, compared to the same period of the prior year, primarily due to a decrease in the number of home deliveries in all of the states in the segment, except New York (which is a relatively new market for us), partially offset by an increase in the average sales price of homes delivered in all of the states in the segment, except Illinois. Gross margins on home sales excluding FAS 144 valuation adjustments were $101.4 million, or 14.0%, for the nine months ended August 31, 2007, compared to $124.8 million, or 14.2%, for the same period last year. Gross margins decreased compared to last year primarily due to higher sales incentives offered to homebuyers of 8.4% in 2007, compared to 6.8% in 2006. Gross margins on home sales were $69.5 million, or 9.6%, in 2007 including FAS 144 valuation adjustments of $31.9 million, compared to gross margins on home sales of $123.0 million, or 14.0%, in 2006 including $1.8 million of FAS 144 valuation adjustments.

Loss on land sales was $63.0 million for the nine months ended August 31, 2007 (including $24.2 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $41.8 million of FAS 144 valuation adjustments), compared to loss on land sales of $27.3 million during the same period last year (including $14.4 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $14.3 million of FAS 144 valuation adjustments).

The FAS 144 valuation adjustments and write-offs of deposits and pre-acquisition costs in our homebuilding segments and Homebuilding Other resulted primarily from deteriorating market conditions that persisted during the three and nine months ended August 31, 2007. The FAS 144 valuation adjustments were calculated based on assumptions of current market conditions and estimates made by our management, which may differ from actual results if market conditions change and may result in additional inventory impairment charges, as well as additional write-offs of option deposits and pre-acquisition costs in the future.

At August 31, 2007 and 2006, we owned 86,412 homesites and 99,298 homesites, respectively, and had access to an additional 120,977 homesites and 209,511 homesites, respectively, through either option contracts with third parties or agreements with unconsolidated entities in which we have investments. At November 30, 2006, we owned 92,325 homesites and had access to an additional 189,279 homesites through either option contracts with third parties or agreements with unconsolidated entities in which we have investments. At August 31, 2007, 6% of the homesites we owned were subject to home purchase contracts. At August 31, 2007 and 2006, our backlog of sales contracts was 6,367 homes ($2.2 billion) and 16,008 homes ($5.6 billion), respectively. The lower backlog was primarily attributable to weak market conditions that have persisted in the nine months ended August 31, 2007, which resulted in lower new orders in the nine months ended August 31, 2007, compared to the prior year.

Financial Services Segment

The following table presents selected financial data related to our Financial Services segment for the periods indicated:

	Three Months Ended August 31,		Nine Months Ended August 31,
(Dollars in thousands)	2007	2006	2007	2006
Revenues	$112,665	185,644	375,708	479,786
Costs and expenses	117,910	123,950	350,874	372,876

Operating earnings (loss)	$(5,245)	61,694	24,834	106,910

Dollar value of mortgages originated	$1,831,000	2,777,000	6,099,000	7,502,000

Number of mortgages originated	7,500	11,100	24,200	30,200

Mortgage capture rate of Lennar homebuyers	72%	67%	71%	64%

Number of title and closing service transactions	34,200	42,500	108,400	120,200

Number of title policies issued	35,100	51,200	114,000	146,200

(2) Liquidity and Capital Resources

At August 31, 2007, we had cash related to our homebuilding and financial services operations of $251.1 million, compared to $256.1 million at August 31, 2006. We finance our land acquisition and development activities, construction activities, financial services activities and general operating needs primarily with cash generated from our operations and public debt issuances, as well as cash borrowed under our senior unsecured credit facility (the “Credit Facility”), issuances of commercial paper and unsecured, fixed-rate notes and borrowings under our warehouse lines of credit.

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

Operating Cash Flow Activities

In the nine months ended August 31, 2007, cash flows used in operating activities totaled $106.2 million, compared to $153.6 million in the same period last year and $408.3 million in the six months ended May 31, 2007. The improvement in cash flows used in operating activities during the third quarter of 2007, compared to the second quarter of 2007, was primarily related to our continued focus on adjusting pricing to meet current market conditions in order to keep inventories low. We have continued to pull back production and have curtailed all land purchases where possible in order to keep our balance sheet positioned for the future.

During the nine months ended August 31, 2007, cash flows used in operating activities consisted primarily of our net loss, a decrease in accounts payable primarily related to our decrease in land purchases and an increase in other assets primarily due to our income tax receivable and our deferred income tax benefit. Cash flows used in operating activities were partially offset by a decrease in inventories as a result of reduced land purchases and a reduction in construction in progress resulting from lower new home starts, and a decrease in receivables primarily due to a decrease in financial services receivables and a decrease in loans held-for-sale resulting from our decline in new home deliveries during the year.

Investing Cash Flow Activities

Cash flows provided by investing activities totaled $343.2 million in the nine months ended August 31, 2007, compared to cash flows used in investing activities of $385.7 million in the same period last year. In the nine months ended August 31, 2007, we contributed $399.7 million of cash to unconsolidated entities, compared to $582.2 million in the same period last year. Our investing activities also included distributions of capital from unconsolidated entities during the nine months ended August 31, 2007 and 2006 of $402.8 million and $220.9 million, respectively, and distribution of $354.6 million in excess of our investment in the LandSource joint venture due to its recapitalization in 2007. We are always looking at the possibility of acquiring homebuilders and other companies. However, at August 31, 2007, we had no agreements or understandings regarding any significant transactions.

Financing Cash Flow Activities

Homebuilding debt to total capital and net homebuilding debt to total capital are financial measures commonly used in the homebuilding industry and are presented to assist in understanding the leverage of our homebuilding operations. Management believes providing a measure of leverage of our homebuilding operations enables readers of our financial statements to better understand our financial position and performance and we find it useful in evaluating our performance. Homebuilding debt to total capital and net homebuilding debt to total capital are calculated as follows:

	August 31,
(Dollars in thousands)	2007	2006
Homebuilding debt	$2,571,291	2,784,074
Stockholders’ equity	5,097,259	5,930,798

Total capital	$7,668,550	8,714,872

Homebuilding debt to total capital	33.5%	31.9%

Homebuilding debt	$2,571,291	2,784,074
Less: Homebuilding cash	128,049	143,677

Net homebuilding debt	$2,443,242	2,640,397

Net homebuilding debt to total capital (1)	32.4%	30.8%

(1)	Net homebuilding debt to total capital consists of net homebuilding debt (homebuilding debt less homebuilding cash) divided by total capital (net homebuilding debt plus stockholders’ equity).

Although our homebuilding debt decreased $212.8 million over the prior year, the increase in the ratios primarily resulted from our reduction in stockholders’ equity year-over-year as a result of our net loss in the nine months ended August 31, 2007. In addition to the use of capital in our homebuilding and financial services operations, we actively evaluate various other uses of capital which fit into our homebuilding and financial services strategies and appear to meet our profitability and return on capital requirements. This may include acquisitions of, or investments in, other entities, the payment of dividends or repurchases of our outstanding common stock or debt. These activities may be funded through any combination of our Credit Facility, issuances of commercial paper and unsecured, fixed-rate notes, cash generated from operations, sales of assets or the issuance of public debt, common stock or preferred stock.

Our average debt outstanding was $3.3 billion for the nine months ended August 31, 2007, compared to $4.1 billion last year. The average rate for interest incurred was 5.8% for the nine months ended August 31, 2007, compared to 5.7% for the same period last year. Interest incurred related to homebuilding debt for the nine months ended August 31, 2007 was $157.5 million, compared to $171.9 million last year. The majority of our short-term financing needs, including financings for land acquisition and development activities and general operating needs, are met with cash generated from operations, funds available under our Credit Facility and through issuances of commercial paper and unsecured, fixed-rate notes. Our Credit Facility provides that proceeds from the Credit Facility may be used to repay amounts outstanding under our commercial paper program, which is described below. Our Credit Facility is guaranteed by substantially all of our wholly-owned subsidiaries other than finance company subsidiaries (which include mortgage and title insurance subsidiaries). Interest rates on outstanding borrowings are LIBOR-based, with margins determined based on our credit ratings, or an alternate base rate, as described in the credit agreement. During the nine months ended August 31, 2007 and 2006, the average daily borrowings under the Credit Facility were $38.4 million and $581.9 million, respectively. At August 31,

2007 and November 30, 2006, $351.6 million and $496.9 million, respectively, of our total letters of credit outstanding discussed below were collateralized against certain borrowings available under the Credit Facility.

We have a structured letter of credit facility (the “LC Facility”) with a financial institution. The purpose of the LC Facility is to facilitate the issuance of up to $200 million of letters of credit on a senior unsecured basis. In connection with the LC Facility, the financial institution issued $200 million of their senior notes, which were linked to our performance on the LC Facility. In September 2007, we terminated the LC Facility reducing the LC commitment amount to zero. Outstanding letters of credit issued under the LC Facility were transferred to other existing facilities or matured prior to the termination.

At August 31, 2007 and November 30, 2006, we had letters of credit outstanding in the amount of $1.0 billion and $1.4 billion, respectively. These letters of credit are generally posted either with regulatory bodies to guarantee our performance of certain development and construction activities or in lieu of cash deposits on option contracts.

We have a commercial paper program (the “Program”) under which we may, from time-to-time, issue short-term, unsecured notes in an aggregate amount not to exceed $2.0 billion. This program has allowed us to obtain more favorable short-term borrowing rates than we would obtain otherwise. Issuances under the Program are guaranteed by all of our wholly-owned subsidiaries that are also guarantors of our Credit Facility. During the nine months ended August 31, 2007 and 2006, the average daily borrowings under the Program were $702.4 million, and $474.3 million, respectively.

We also have an arrangement with a financial institution whereby we can issue short-term, unsecured fixed-rate notes from time-to-time. During the nine months ended August 31, 2007, the average daily borrowings under these notes were $49.0 million.

In June 2007, we redeemed our $300 million senior floating-rate notes due 2009 (the “Floating-Rate Notes”). The redemption price was $300 million, or 100% of the principal amount of the Floating-Rate Notes outstanding, plus accrued and unpaid interest as of the redemption date.

At August 31, 2007, our Financial Services segment had warehouse lines of credit totaling $1.1 billion to fund our mortgage loan activities. At August 31, 2007 and November 30, 2006, borrowings under the lines of credit were $521.1 million and $1.1 billion, respectively. The warehouse lines of credit mature in June 2008 ($700 million) and in April 2008 ($425 million), at which time we expect the facilities to be renewed or replaced with other facilities. At August 31, 2007 and November 30, 2006, we had advances under a conduit funding agreement amounting to $6.9 million and $1.7 million, respectively. We also had a $25 million revolving line of credit with a bank that matures in May 2008, at which time we expect the line of credit to be renewed. At August 31, 2007 and November 30, 2006, borrowings under the line of credit were $24.0 million and $23.7 million, respectively.

Our debt arrangements contain certain financial covenants, which we were in compliance with at August 31, 2007. As market conditions deteriorated in the nine months ended August 31, 2007, we closely monitored these covenants and our ability to comply with them. In response to those market conditions, in August 2007, we amended our Credit Facility to, among other things, eliminate the interest coverage ratio covenant, modify the definition of Indebtedness to exclude certain non-recourse indebtedness, modify the leverage ratio covenant and modify certain pricing provisions. If market conditions continue to deteriorate, we would request of our lenders a waiver or an amendment to our Credit Facility to amend certain additional covenants so that we remain in compliance with such covenants.

Based on our current financial condition and credit relationships, we believe that our operations and borrowing resources will provide for our current and long-term liquidity requirements.

Changes in Capital

In June 2001, our Board of Directors authorized a stock repurchase program to permit the purchase of up to 20 million shares of our outstanding common stock. There were no share repurchases during the three months ended August 31, 2007, and no material share repurchases during the nine months ended August 31, 2007. As of August 31, 2007, 6.2 million shares of common stock can be repurchased in the future under the program. Treasury stock increased 0.2 million common shares during the nine months ended August 31, 2007, primarily related to forfeitures of restricted stock.

On August 15, 2007, we paid cash dividends of $0.16 per share for both our Class A and Class B common stock to holders of record at the close of business on August 3, 2007, as declared by our Board of Directors on June 28, 2007. On September 27, 2007, our Board of Directors declared a quarterly cash dividend of $0.16 per share on both our Class A and Class B common stock payable on November 15, 2007 to holders of record at the close of business on November 5, 2007.

Off-Balance Sheet Arrangements

Investments in Unconsolidated Entities

At August 31, 2007, we had equity investments in approximately 240 unconsolidated entities. Our investments in unconsolidated entities by type of venture were as follows:

(In thousands)	August 31, 2007	November 30, 2006

Land development	$821,892	1,163,671
Homebuilding	255,328	283,507

Total investment	$1,077,220	1,447,178

At August 31, 2007, the unconsolidated entities in which we had investments had total assets of $9.9 billion and total liabilities of $6.9 billion, which included $5.5 billion of debt. These unconsolidated entities usually finance their activities with a combination of partner equity and debt financing. As of August 31, 2007, our equity in these unconsolidated entities represented 35% of the entities’ total equity. Indebtedness of an unconsolidated entity is secured by its own assets. There is no cross collateralization of debt to different unconsolidated entities; however, some unconsolidated entities own multiple properties. In connection with a loan to an unconsolidated entity, we and our partners often guarantee to a lender either jointly and severally or on a several basis, any, or all of the following: (i) the completion of the development, in whole or in part, (ii) indemnification of the lender from environmental issues, (iii) indemnification of the lender from “bad boy acts” of the unconsolidated entity (or full recourse liability in the event of unauthorized transfer or bankruptcy) and (iv) that the loan to value and/or loan to cost is maintained at a certain percentage (maintenance or remargining guarantee) or that a percentage of the outstanding loan will be repaid (repayment guarantee).

In connection with loans to an unconsolidated entity where there is a joint and several guarantee, we typically have a reimbursement agreement with our partner. The reimbursement agreement provides us with recourse against our partner in the event that we are required to fund more than our proportionate share of the guarantee. The summary of guarantees related to our unconsolidated entities was as follows:

(In thousands)	August 31, 2007	November 30, 2006

Sole recourse debt	$—	18,920
Several recourse debt – repayment	112,775	163,508
Several recourse debt – maintenance	465,153	560,823
Joint and several recourse debt – repayment	207,077	64,473
Joint and several recourse debt – maintenance	382,569	956,682

Lennar’s maximum recourse exposure	1,167,574	1,764,406
Less joint and several reimbursement agreements with Lennar’s partners	(256,250)	(661,486)

Lennar’s net recourse exposure	$911,324	1,102,920

The maintenance amounts above are our maximum exposure to loss from maintenance guarantees, which assumes that the fair value of the underlying collateral is zero.

In addition, we and/or our partners occasionally grant liens on our respective interests in an unconsolidated entity in order to help secure a loan to that entity. When we and/or our partners provide guarantees, the unconsolidated entity generally receives more favorable terms from its lenders than would otherwise be available to it. In a repayment guarantee, we and our venture partners guarantee repayment of a portion or all of the debt in the event of a default before the lender would have to exercise its rights against the collateral. The maintenance guarantees only apply if the value of the collateral (generally land and improvements) is less than a specified percentage of the loan balance. If we are required to make a payment under a maintenance guarantee to bring the value of the collateral above the specified percentage of the loan balance, the payment would constitute a capital contribution or loan to the unconsolidated entity and increase our share of any funds the unconsolidated entity distributes. During the three and nine months ended August 31, 2007, amounts paid under our maintenance guarantees were $21.0 million and $81.3 million, respectively. In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” as of August 31, 2007, the fair values of the maintenance guarantees and repayment guarantees were not material. We believe that as of August 31, 2007, if there was an occurrence of a triggering event or condition under a guarantee, the collateral should be sufficient to repay the obligation or partners would be requested to contribute additional capital into the venture.

We and/or our partners also grant completion guarantees in which we and our partners only agree to complete the development which is the subject of a particular loan. If a development is divisible into discrete phases, we only guarantee that we and our partner shall complete the improvements in a phase as to which construction has actually commenced using borrowed funds for such construction. Under most of the completion guarantees given in connection with the loans to unconsolidated entities, the guarantors are permitted to satisfy their completion obligations using loan funds (distributed in compliance with specified advance rate requirements) not previously disbursed and repaid. The guarantors generally have the obligation to pay interest on those funds, but no obligation to repay principal.

The total debt of the unconsolidated entities was as follows:

(In thousands)	August 31, 2007	November 30, 2006

Lennar’s net recourse exposure	$911,324	1,102,920
Reimbursement agreements with partners	256,250	661,486
Partner several recourse	676,912	930,177
Non-recourse land seller debt or other debt	540,883	259,191
Non-recourse debt with completion guarantees	1,397,011	948,438
Non-recourse debt without completion guarantees	1,756,013	1,099,413

Total debt	$5,538,393	5,001,625

Some of the unconsolidated entities’ debt arrangements contain certain financial covenants. As market conditions have deteriorated in the nine months ended August 31, 2007, we closely monitored these covenants and the unconsolidated entities’ ability to comply with them. If market conditions continue to deteriorate, some of the unconsolidated entities might have to request of their lenders waivers or amendments to debt agreements so that the unconsolidated entities would remain in compliance with such covenants.

Summarized condensed financial information on a combined 100% basis related to unconsolidated entities in which we had investments that are accounted for by the equity method was as follows:

Balance Sheets	August 31, 2007	November 30, 2006
(In thousands)
Assets:
Cash	$320,788	276,501
Inventories	8,651,983	8,955,567
Other assets	972,818	868,073

	$9,945,589	10,100,141

Liabilities and equity:
Accounts payable and other liabilities	$1,330,646	1,387,745
Debt	5,538,393	5,001,625
Equity of:
Lennar	1,077,220	1,447,178
Others	1,999,330	2,263,593

	$9,945,589	10,100,141

Debt to total capital of our unconsolidated entities is calculated as follows:

(Dollars in thousands)	August 31, 2007	November 30, 2006
Debt	$5,538,393	5,001,625
Equity	3,076,550	3,710,771

Total capital	$8,614,943	8,712,396

Debt to total capital of our unconsolidated entities	64.3%	57.4%

As of August 31, 2007, debt-to-total capital of our unconsolidated entities, excluding our LandSource joint venture, was 58.8%, compared to 59.2% at November 30, 2006.

	Three Months Ended August 31,		Nine Months Ended August 31,
Statements of Earnings and Selected Information	2007	2006	2007	2006
(Dollars in thousands)
Revenues	$374,004	559,999	1,611,984	1,563,286
Costs and expenses	800,037	540,651	2,056,386	1,400,636

Net earnings (loss) of unconsolidated entities	$(426,033)	19,348	(444,402)	162,650

Our share of net earnings (loss)	$(147,309)	(5,007)	(153,160)	58,251
Our share of net earnings (loss) – recognized (1)	$(127,409)	(5,903)	(168,137)	47,079
Our cumulative share of net earnings – deferred at August 31, 2007 and 2006, respectively			$77,508	54,709
Our investments in unconsolidated entities			$1,077,220	1,541,104
Equity of the unconsolidated entities			$3,076,550	3,961,297

Our investment % in the unconsolidated entities			35.0%	38.9%

(1)	For the three and nine months ended August 31, 2007, our share of net earnings (loss) recognized from unconsolidated entities includes $138.7 million and $172.7 million, respectively, of our share of FAS 144 valuation adjustments related to assets of unconsolidated entities, compared to $16.5 million and $16.7 million, respectively, for the three and nine months ended August 31, 2006.

In February 2007, our LandSource joint venture admitted MW Housing Partners as a new strategic partner. The transaction resulted in a cash distribution to us of $707.6 million. As a result, our ownership in LandSource was reduced to 16%. As a result of the recapitalization, we recognized a pretax financial statement gain of $175.9 million during the nine months ended August 31, 2007 and could potentially recognize additional profits primarily in future years, in addition to profits from our continuing ownership interest. During the three months ended August 31, 2007, we recognized $24.7 million of profit deferred at the time of the recapitalization of the LandSource joint venture in management fees and other income (expense), net.

Option Contracts

In our homebuilding operations, we have access to land through option contracts, which generally enables us to defer acquiring portions of properties owned by third parties (including land funds) and unconsolidated entities until we have determined whether to exercise the option.

When we intend not to exercise an option, we write-off any deposit and pre-acquisition costs associated with the option contract. For the three months ended August 31, 2007 and 2006, we wrote-off $242.5 million and $15.8 million, respectively, of option deposits and pre-acquisition costs related to 15,000 homesites and 8,400 homesites, respectively, under option that we do not intend to purchase. For the nine months ended August 31, 2007 and 2006, we wrote-off $312.4 million, and $41.1 million, respectively, of option deposits and pre-acquisition costs related to 24,400 homesites and 14,800 homesites, respectively.

We evaluate all option contracts for land when entered into or upon a reconsideration event to determine whether we are the primary beneficiary of certain of these option contracts. Although we do not have legal title to the optioned land, under Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN 46R”), if we are deemed to be the primary beneficiary, we are required to consolidate the land under option at the purchase price of the optioned land. During the nine months ended August 31, 2007, the effect of consolidation entries associated with these option contracts was an increase of $343.3 million to consolidated inventory not owned with a corresponding increase to liabilities related to consolidated inventory not owned in our condensed consolidated balance sheet as of August 31, 2007. This increase was offset by the exercising of our options to acquire land under certain contracts previously consolidated under FIN 46R, deconsolidation of certain option contracts and $54.9 million of FAS 144 valuation adjustments, resulting in a net decrease in consolidated inventory not owned of $1.3 million. To reflect the purchase price of the inventory consolidated under FIN 46R, we also reclassified $17.8 million of related option deposits from land under development to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of August 31, 2007. The liabilities related to consolidated inventory not owned represent the difference between the option exercise prices for the optioned land and our cash deposits.

At August 31, 2007 and November 30, 2006, our exposure to loss related to our option contracts with third parties and unconsolidated entities consisted of non-refundable option deposits and pre-acquisition costs totaling $482.2 million and $785.9 million, respectively, and $356.6 million and $553.4 million, respectively, of letters of credit posted in lieu of cash deposits.

The table below indicates the number of homesites owned and homesites to which we had access through option contracts with third parties (“optioned”) or unconsolidated joint ventures in which we have investments (“JVs”) (i.e., controlled homesites) at August 31, 2007 and 2006:

	Controlled Homesites
August 31, 2007	Optioned	JVs	Total	Owned Homesites	Total Homesites
East	24,595	14,921	39,516	33,905	73,421
Central	10,540	26,854	37,394	19,732	57,126
West	4,028	34,745	38,773	22,041	60,814
Other	3,575	1,719	5,294	10,734	16,028

Total homesites	42,738	78,239	120,977	86,412	207,389

Total homesites (%)	20%	38%	58%	42%	100%

	Controlled Homesites
August 31, 2006	Optioned	JVs	Total	Owned Homesites	Total Homesites
East	50,443	18,450	68,893	39,719	108,612
Central	28,389	28,677	57,066	23,873	80,939
West	27,369	43,297	70,666	23,151	93,817
Other	9,783	3,103	12,886	12,555	25,441

Total homesites	115,984	93,527	209,511	99,298	308,809

Total homesites (%)	38%	30%	68%	32%	100%

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments have not changed materially from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended November 30, 2006.

We are subject to the usual obligations associated with entering into contracts (including option contracts) for the purchase, development and sale of real estate in the routine conduct of our business. Option contracts for the purchase of land generally enable us to defer acquiring portions of properties owned by third parties and unconsolidated entities until we have determined whether to exercise our option. This reduces our financial risk associated with land holdings. At August 31, 2007, we had access to 120,977 homesites through option contracts with third parties and unconsolidated entities in which we have investments. At August 31, 2007, we had $482.2 million of non-refundable option deposits and pre-acquisition costs related to certain of these homesites and $356.6 million of letters of credit posted in lieu of cash deposits under certain option contracts as of August 31, 2007.

At August 31, 2007, we had letters of credit outstanding in the amount of $1.0 billion (including the $356.6 million of letters of credit discussed above). These letters of credit are generally posted either with regulatory bodies to guarantee our performance of certain development and construction activities or in lieu of cash deposits on option contracts. Additionally, we had outstanding performance and surety bonds related to site improvements at various projects of $1.6 billion. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all of the development and construction activities are completed. We do not believe there will be any draws upon these bonds, but if there were any, we do not believe they would have a material effect on our financial position, results of operations or cash flows.

Our Financial Services segment had a pipeline of loan applications in process of $1.8 billion at August 31, 2007. Loans in process for which interest rates were committed to the borrowers and builder commitments for loan programs totaled $396.1 million as of August 31, 2007. The majority of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers or because borrowers may not meet certain criteria at the time of closing, the total commitments do not necessarily represent future cash requirements.

Our Financial Services segment uses mandatory mortgage-backed securities (“MBS”) forward commitments, option contracts and investor commitments to hedge our mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk is managed by entering into MBS forward commitments and option contracts with investment banks with primary dealer status, federally regulated bank affiliates and loan sales transactions with permanent investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At August 31, 2007, we had open commitments amounting to $443.0 million to sell MBS with varying settlement dates through November 2007.

(3) New Accounting Pronouncements

See Note 15 of our condensed consolidated financial statements included under Item 1 of this Report for a discussion of new accounting pronouncements applicable to our company.

(4) Critical Accounting Policies

We believe that there have been no significant changes to our critical accounting policies during the nine months ended August 31, 2007, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended November 30, 2006. However, due to the material amount of valuation adjustments related to inventory and investments in unconsolidated entities as well as write-offs of option deposits and pre-acquisition costs recorded for the three months ended August 31, 2007, we have provided expanded disclosures below relative to those disclosed in our Annual Report on Form 10-K for the year ended November 30, 2006. These expanded disclosures describe our valuation processes related to inventory and investment in unconsolidated entities, as well as our process underlying the write-offs of option deposits and pre-acquisition costs.

Inventories

Inventories are stated at cost unless the inventory within a community is determined to be impaired, in which case the inventory would be written down to its fair value. Inventory costs include land, land development and home construction costs, real estate taxes, deposits on land purchase contracts and interest related to development and construction. We review inventories for impairment during each reporting period on a community by community basis. FAS 144 states that in the event the undiscounted cash flows expected to be generated by an asset are less than its carrying amount, an impairment charge is required to be recorded in the amount by which the carrying amount of such asset exceeds its fair value.

In conducting our quarterly review for indicators of impairment on a community level, we evaluate, among other things, the margins on homes that have been delivered, margins under sales contracts in backlog, projected margins with regard to future home sales over the life of the community, projected margins with regard to future land sales, and the value of the land itself. We pay particular attention to communities in which inventory is moving at a slower than anticipated absorption pace and communities whose average sales price and/or margins are trending downward and are anticipated to continue to trend downward. From this review we identify communities whose carrying values exceed their undiscounted cash flows.

We determine the fair value of our communities using a discounted cash flow model. These estimated cash flows for each community are significantly impacted by estimates related to market supply and demand, product type by community, homesite sizes, sales pace, sales prices, sales incentives, construction costs, sales and marketing expenses, the local economy, competitive conditions, labor costs, costs of materials and other factors for that particular community. Our determination of fair value also requires discounting the estimated cash flows at a rate commensurate with the inherent risks associated with the assets and related estimated cash flow streams. The discount rate used in determining each asset’s fair value depends on the community’s projected life and development stage. We generally use discount rates ranging from 15% to 20%, which are dependent on the inherent risks associated with the community’s cash flow streams relative to its inventory. For example, construction in progress inventory which is closer to completion will generally require a lower discount rate than land under development in communities consisting of multiple phases spanning several years of development.

We calculate the fair values of inventory evaluated for impairment under FAS 144 based on current market conditions and assumptions made by management, which may differ negatively and materially from actual results if market conditions continue to deteriorate. For example, further market deterioration may lead to us incurring additional impairment charges on inventory as to which we already took impairment charges, as well as on inventory not currently impaired but for which indicators of impairment may exist if further market deterioration occurs.

We also have access to land inventory through option contracts, which generally enables us to defer acquiring portions of properties owned by third parties and unconsolidated entities until we have determined whether to exercise our option. A majority of our option contracts require a non-refundable cash deposit or irrevocable letter of credit based on a percentage of the purchase price of the land. Our option contracts are recorded at cost. In determining whether to walk-away from an option contract, we evaluate the option based upon our expected cash flows from the property that is the subject of the option. In certain circumstances, we obtain an appraisal of the property to determine whether we can recover the option exercise price by exercising the option and selling the underlying property. If we intend to walk-away from an option contract, we record a charge to earnings in the period such decision is made for the deposit amount and related pre-acquisition costs associated with the option contract.

We believe that the accounting related to inventory valuation and impairment is a critical accounting estimate because: (1) assumptions inherent in the valuation of our inventory are highly subjective and susceptible to change and (2) the impact of recognizing impairments on our inventory could be material to our consolidated balance sheets and statements of earnings. Our evaluation of inventory impairment, as discussed above, includes many assumptions. Two of our more critical assumptions are the timing of the homesite sales within a community and the discount rate applied to determine the fair value of the homesites within a community on the balance sheet date. Our assumptions on the timing of homesite sales are critical because the homebuilding industry has historically been cyclical and sensitive to changes in economic conditions such as interest rates and unemployment levels. Changes in these economic conditions could materially affect the projected sales price, costs to develop the homesites and/or absorption in a community. Our assumptions on discount rates are critical because the selection of a discount rate affects the estimated fair value of the homesites within a community. A higher discount rate reduces the estimated fair value of the homesites within the community, while a lower discount rate increases the estimated fair value of the homesites within a community. Because of changes in economic and market conditions and assumptions and estimates required of management in valuing inventory during changing market conditions, actual results could differ materially from management’s assumptions and may require material inventory impairment charges to be recorded in the future.

During the three and nine months ended August 31, 2007, we recorded $660.2 million and $1.0 billion, respectively, of inventory adjustments, which included $303.1 million and $523.0 million, respectively, of valuation adjustments to finished homes, construction in progress and land on which we intend to build homes, $114.6 million and $197.2 million, respectively, of valuation adjustments to land we intend to sell to third parties and $242.5 million and $312.4 million, respectively, of write-offs of option deposits and pre-acquisition costs. During the three and nine months ended August 31, 2006, we recorded $59.6 million and $117.6 million, respectively, of inventory adjustments, which included $32.0 million and $40.7 million, respectively, of valuation adjustments to finished homes, construction in progress and land on which we intend to build homes, $11.8 million and $35.8 million, respectively, of valuation adjustments to land we intend to sell to third parties and $15.8 million and $41.1 million, respectively, of write-offs of option deposits and pre-acquisition costs. These valuation adjustments were calculated based on current market conditions and assumptions made by our management, which may differ materially from actual results if market conditions change.

Investments in Unconsolidated Entities

We evaluate our investments in unconsolidated entities for impairment during each reporting period in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”). A series of operating losses of an investee or other factors may indicate that a decrease in value of our investment in the unconsolidated entity has occurred which is other-than-temporary. The amount of impairment to recognize is the excess of the investment’s carrying value over its fair value.

The evaluation of our investment in unconsolidated entities includes two critical assumptions: (1) projected future distributions from the unconsolidated entities and (2) discount rates applied to the future distributions.

Our assumptions on the projected future distributions from the unconsolidated entities are dependent on market conditions. Specifically, distributions are dependent on cash to be generated from the sale of inventory by the unconsolidated entities. Such inventory is also reviewed by the unconsolidated entities in accordance with FAS 144. The unconsolidated entities generally use discount rates ranging from 15% to 20% in their FAS 144 reviews for impairment. If a valuation adjustment is recorded by an unconsolidated entity in accordance with FAS 144, it is reflected in our equity in earnings (loss) from unconsolidated entities with a corresponding decrease to our investment in unconsolidated entities. In certain instances, we may be required to record additional losses relating to our investment in unconsolidated entities under APB 18; such losses are included in management fees and other income (expense), net. We believe our assumptions on the projected future distributions from the unconsolidated entities are critical because the operating results of the unconsolidated entities from which the projected distributions are derived are dependent on the status of the homebuilding industry, which has historically been cyclical and sensitive to changes in economic conditions such as interest rates and unemployment levels. Changes in these economic conditions could materially affect the projected operational results of the unconsolidated entities from which the distributions are derived.

We believe our assumptions on discount rates are also critical because the selection of the discount rates also affects the estimated fair value of our investment in unconsolidated entities. A higher discount rate reduces the estimated fair value of our investment in unconsolidated entities, while a lower discount rate increases the estimated fair value of our investment in unconsolidated entities. Because of changes in economic conditions, actual results could differ materially from management’s assumptions and may require material valuation adjustments to our investments in unconsolidated entities to be recorded in the future.

During the three and nine months ended August 31, 2007, we recorded $170.8 million and $219.1 million, respectively, of adjustments to our investments in unconsolidated entities, which included $138.7 million and $172.7 million of FAS 144 valuation adjustments and $32.1 million and $46.4 million of valuation adjustments to investments in unconsolidated entities in accordance with APB 18. During the three and nine months ended August 31, 2006, we recorded $16.5 million and $16.7 million, respectively, of FAS 144 valuation adjustments related to assets of unconsolidated entities. These valuation adjustments were calculated based on current market conditions and assumptions made by our management, which may differ materially from actual results if market conditions change.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our investments, debt obligations, loans held-for-sale and loans held-for-investment. We utilize derivative instruments in conjunction with our overall strategy to manage our exposure to changes in interest rates. We also utilize forward commitments, option contracts and investor commitments to mitigate the risks associated with our mortgage loan portfolio.

Our Annual Report on Form 10-K for the year ended November 30, 2006 contains information about market risks under “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.” There have been no material changes in our exposure to market risks during the nine months ended August 31, 2007.

Item 4.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter that ended on August 31, 2007. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of August 31, 2007 to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

Our CEO and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2007. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Items 1-5.	Not applicable.

Item 6.	Exhibits.

10.1.	First Amendment to Credit Agreement dated August 21, 2007, among Lennar and the lenders named therein – Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated August 21, 2007.

10.2.	First Omnibus Amendment dated as of June 29, 2007 to Amended and Restated Loan Agreement dated September 25, 2006 between UAMC Capital, LLC and the lenders named therein.

10.3.	Second Omnibus Amendment dated as of August 20, 2007 to Amended and Restated Loan Agreement dated September 25, 2006 between UAMC Capital, LLC and the lenders named therein.

31.1.	Rule 13a-14(a) certification by Stuart A. Miller, President and Chief Executive Officer.

31.2.	Rule 13a-14(a) certification by Bruce E. Gross, Vice President and Chief Financial Officer.

32.	Section 1350 certifications by Stuart A. Miller, President and Chief Executive Officer, and Bruce E. Gross, Vice President and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

Lennar Corporation
(Registrant)

Date: October 10, 2007	/s/ Bruce E. Gross
Bruce E. Gross
Vice President and
Chief Financial Officer

Date: October 10, 2007	/s/ Diane J. Bessette
Diane J. Bessette
Vice President and
Controller

Exhibit Index

Exhibit No.	Description
10.1.	First Amendment to Credit Agreement dated August 21, 2007, among Lennar and the lenders named therein – Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated August 21, 2007.

10.2.	First Omnibus Amendment dated as of June 29, 2007 to Amended and Restated Loan Agreement dated September 25, 2006 between UAMC Capital, LLC and the lenders named therein.

10.3.	Second Omnibus Amendment dated as of August 20, 2007 to Amended and Restated Loan Agreement dated September 25, 2006 between UAMC Capital, LLC and the lenders named therein.

31.1.	Rule 13a-14(a) certification by Stuart A. Miller, President and Chief Executive Officer.

31.2.	Rule 13a-14(a) certification by Bruce E. Gross, Vice President and Chief Financial Officer.

32.	Section 1350 certifications by Stuart A. Miller, President and Chief Executive Officer, and Bruce E. Gross, Vice President and Chief Financial Officer.