Form 10-K
period 2007-11-30
LENNAR CORP /NEW/
filed 2008-01-29
CIK 920760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2007

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

The aggregate market value of the registrant’s Class A and Class B common stock held by non-affiliates of the registrant (124,300,318 Class A shares and 9,631,719 Class B shares) as of May 31, 2007, based on the closing sale price per share as reported by the New York Stock Exchange on such date, was $6,082,694,402.

As of December 31, 2007, the registrant had outstanding 128,616,340 shares of Class A common stock and 31,284,197 shares of Class B common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Related Section	Documents
III	Definitive Proxy Statement to be filed pursuant to Regulation 14A on or before March 29, 2008.

PART I

Item 1.    Business.

Overview of Lennar Corporation

We are one of the nation’s largest homebuilders and a provider of financial services. Our homebuilding operations include the construction and sale of single-family attached and detached homes, and to a lesser extent multi-level residential buildings, as well as the purchase, development and sale of residential land directly and through unconsolidated entities in which we have investments. We have grouped our homebuilding activities into three reportable segments, which we refer to as Homebuilding East, Homebuilding Central and Homebuilding West. Information about homebuilding activities in states in which our homebuilding activities are not economically similar to those in other states in the same geographic area is grouped under “Homebuilding Other.” Our reportable homebuilding segments and Homebuilding Other have divisions located in the following states:

East: Florida, Maryland, New Jersey and Virginia

Central: Arizona, Colorado and Texas

West: California and Nevada

Other: Illinois, Minnesota, New York, North Carolina and South Carolina

We have one Financial Services reportable segment that provides mortgage financing, title insurance, closing services and other ancillary services (including high-speed Internet and cable television) for both buyers of our homes and others. Substantially all of the loans that we originate are sold in the secondary mortgage market on a servicing released, non-recourse basis; although, we remain liable for certain limited representations and warranties related to loan sales. Our Financial Services segment operates generally in the same states as our homebuilding operations, as well as in other states. For financial information about both our homebuilding and financial services operations, you should review Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is Item 7 of this Report, and our consolidated financial statements and the notes to our consolidated financial statements, which are included in Item 8 of this Report.

A Brief History of Our Company

1954:	We were founded as a local Miami homebuilder.

1969:	We began developing, owning and managing commercial and multi-family residential real estate.

1971:	We completed our initial public offering.

1972:	Our common stock was listed on the New York Stock Exchange. We also entered the Arizona homebuilding market.

1986:	We acquired Development Corporation of America in Florida.

1991:	We entered the Texas homebuilding market.

1992:	We expanded our commercial operations by acquiring, through a joint venture, a portfolio of loans, mortgages and properties from the Resolution Trust Corporation.

1995:	We entered the California homebuilding market through the acquisition of Bramalea California, Inc.

1996:	We expanded in California through the acquisition of Renaissance Homes, and significantly expanded operations in Texas with the acquisitions of the assets and operations of both Houston-based Village Builders and Friendswood Development Company, and acquired Regency Title.

1997:	We completed the spin-off of our commercial real estate investment business to LNR Property Corporation. We continued our expansion in California through homesite acquisitions and investments in unconsolidated entities. We also acquired Pacific Greystone Corporation, which further expanded our operations in California and Arizona and brought us into the Nevada homebuilding market.

1998:	We acquired the properties of two California homebuilders, ColRich Communities and Polygon Communities, acquired a Northern California homebuilder, Winncrest Homes, and acquired North American Title with operations in Arizona, California and Colorado.

1999:	We acquired Eagle Home Mortgage with operations in Nevada, Oregon and Washington and Southwest Land Title in Texas.

2000:	We acquired U.S. Home Corporation, which expanded our operations into New Jersey, Maryland, Virginia, Minnesota, Ohio and Colorado and strengthened our position in other states. We expanded our title operations in Texas through the acquisition of Texas Professional Title.

2002:	We acquired Patriot Homes, Sunstar Communities, Don Galloway Homes, Genesee Company, Barry Andrews Homes, Cambridge Homes, Pacific Century Homes, Concord Homes and Summit Homes, which expanded our operations into the Carolinas and the Chicago, Baltimore and Central Valley, California homebuilding markets and strengthened our position in several existing markets. We also acquired Sentinel Title with operations in Maryland and Washington, D.C.

2003:	We acquired Seppala Homes and Coleman Homes, which expanded our operations in South Carolina and California. We also acquired Mid America Title in Illinois.

2004:	We acquired The Newhall Land and Farming Company through an unconsolidated entity of which we and LNR Property Corporation currently each own 16%. We expanded into the San Antonio, Texas homebuilding market by acquiring the operations of Connell-Barron Homes and entered the Jacksonville, Florida homebuilding market by acquiring the operations of Classic American Homes. Through acquisitions, we also expanded our mortgage operations in Oregon and Washington. We expanded our title and closing operations into Minnesota through the acquisition of Title Protection, Inc.

2005:	We entered the metropolitan New York City and Boston markets by acquiring, directly and through a joint venture, rights to develop a portfolio of properties in New Jersey facing mid-town Manhattan and waterfront properties near Boston. We also entered the Reno, Nevada market and then expanded in Reno through the acquisition of Barker Coleman. We expanded our presence in Jacksonville through the acquisition of Admiral Homes.

2007 Business Developments

Throughout 2007, market conditions in the homebuilding industry continued to deteriorate. This market deterioration was driven primarily by a decline in consumer confidence and increased volatility in the mortgage market, resulting in high cancellation rates (30% and 29%, respectively, in 2007 and 2006) and lower net new orders (new orders were down 39% and 3%, respectively, in 2007 and 2006) for our company. The market has continued to become more and more competitive and we have responded to competitive market pressure to reduce prices through the use of incentives, price reductions and incentivized brokerage fees. The use of these sales incentives had a negative impact on our gross margins.

As a result, we evaluated our balance sheet for impairment on an asset-by-asset basis. Based on this assessment, during the years ended November 30, 2007 and 2006, we recorded $2.4 billion and $501.8 million, respectively, of inventory adjustments, which included $747.8 million and $280.5 million, respectively, in 2007 and 2006 of valuation adjustments to finished homes, construction in progress and land on which we intend to build homes, $1.2 billion and $69.1 million, respectively, in 2007 and 2006, of valuation adjustments to land we intend to sell to third parties and $530.0 million and $152.2 million, respectively, in 2007 and 2006, of write-offs of deposits and pre-acquisition costs. The $1.2 billion of valuation adjustments recorded in 2007 to land we intend to sell to third parties includes $740.4 million of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment of Long-lived Assets, (“SFAS 144”) valuation adjustments related to the portfolio of land we sold to our strategic land investment venture with Morgan Stanley Real Estate Fund II, L.P., an affiliate of Morgan Stanley & Co., Inc., which was formed in November 2007. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Report for further details on the aforementioned transaction and land investment venture.

Additionally, during the years ended November 30, 2007 and 2006, we recorded $496.4 million and $140.9 million, respectively, of adjustments to our investments in unconsolidated entities, which included $364.2 million and $126.4 million, respectively, in 2007 and 2006, of SFAS 144 valuation adjustments related to assets of our unconsolidated entities and $132.2 million and $14.5 million, respectively, in 2007 and 2006, of valuation adjustments to our investments in unconsolidated entities in accordance with Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock (“APB 18”).

The valuation adjustments recorded were calculated based on current market conditions and current assumptions made by management, which may differ materially from actual results if market conditions change.

In February 2007, our LandSource joint venture admitted MW Housing Partners as a new strategic partner. As part of the transaction, the joint venture obtained $1.6 billion of non-recourse financing, which consisted of a $200 million five-year Revolving Credit Facility, a $1.1 billion six-year Term Loan B Facility and a $244 million seven-year Second Lien Term Facility. The transaction resulted in a cash distribution to us of $707.6 million. Our resulting ownership of LandSource is 16%. As a result of the recapitalization, we recognized a pretax gain of $175.9 million in 2007 and could potentially recognize additional profits in future years, in addition to profits from our continuing ownership interest.

For a number of years, we created and participated in joint ventures that acquired and developed land for our homebuilding operations, for sale to third parties or for use in their own homebuilding operations. Through these joint ventures, we reduced the amount we had to invest in order to assure access to potential future homesites, thereby mitigating risks associated with land acquisitions, and, in some instances, we obtained access to land to which we could not otherwise have obtained access or could not have obtained access on as favorable terms. Although these ventures served their initial intended purpose of risk mitigation, as the homebuilding market deteriorated in 2006 and 2007 and asset impairments resulted in loss of equity, some of our joint venture partners became financially unable or unwilling to fulfill their obligations. As a result, during 2007, we re-evaluated all of our joint venture arrangements, with particular focus on those ventures with recourse indebtedness, and began to reduce the number of joint ventures in which we were participating and the recourse indebtedness of those joint ventures. By November 30, 2007, we had reduced the number of joint ventures in which we were participating to approximately 210 joint ventures with net recourse exposure of $794.9 million, compared with approximately 260 joint ventures with net recourse exposure of $1.1 billion at November 30, 2006. In order to receive more favorable terms in the amendment of our credit agreement in January 2008, we included as part of the amendment an agreement to execute our business strategy of reducing the recourse indebtedness of joint ventures in which we participate by $300 million during our 2008 fiscal year and by an additional $200 million (for a total of $500 million) by the end of fiscal 2009. This reduction will increase the amount available for borrowing under the borrowing base provisions of the amendment.

Homebuilding Operations

Overview

We primarily sell single-family attached and detached homes, and to a lesser extent, multi-level residential buildings, in communities targeted to first-time, move-up and active adult homebuyers. The average sales price of a Lennar home was $297,000 in fiscal 2007, compared to $315,000 in fiscal 2006. We operate primarily under the Lennar brand name.

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

Management and Operating Structure

We balance a local operating structure with centralized corporate level management. Decisions related to our overall strategy, acquisitions of land and businesses, risk management, financing, cash management and information systems are centralized at the corporate level. Our local operating structure consists of divisions, which are managed by individuals who generally have significant experience in the homebuilding industry and, in most instances, in their particular markets. They are responsible for operating decisions regarding land identification, entitlement and development, the management of inventory levels for our current volume levels, community development, home design, construction and marketing our homes.

Diversified Program of Property Acquisition

We generally acquire land for development and for the construction of homes that we sell to homebuyers. Land is subject to specified underwriting criteria and is acquired through our diversified program of property acquisition consisting of the following:

•	Acquiring land directly from individual land owners/developers or homebuilders;

•	Acquiring local or regional homebuilders that own, or have options to purchase, land in strategic markets;

•

Acquiring land through option contracts, which generally enables us to control portions of properties owned by third parties (including land funds) and unconsolidated entities until we have determined whether to exercise the option; and

•

Acquiring parcels of land through joint ventures, primarily to reduce and share our risk, among other factors, by limiting the amount of our capital invested in land, while increasing our access to potential future homesites and allowing us to participate in strategic ventures.

At November 30, 2007, we owned 62,801 homesites and had access through option contracts to an additional 85,870 homesites, of which 22,877 were through option contracts with third parties and 62,993 were through option contracts with unconsolidated entities in which we have investments. At November 30, 2006, we owned 92,325 homesites and had access through option contracts to an additional 189,279 homesites, of which 94,758 were through option contracts with third parties and 94,521 were through option contracts with unconsolidated entities in which we have investments.

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

Marketing

We offer a diversified line of homes for first-time, move-up and active adult homebuyers. With homes priced from the $100,000’s to above $1,000,000 and available in a variety of environments ranging from urban infill communities to golf course communities, we are focused on providing homes for a wide spectrum of buyers. Our marketing program simplifies the homebuying experience by including desirable features as standard items. This marketing program enables us to differentiate our homes from those of our competitors by creating value through standard upgrades and competitive pricing, while reducing construction and overhead costs through a simplified manufacturing process, product standardization and volume purchasing. We sell our homes primarily from models that we have designed and constructed.

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

We warrant our new homes against defective materials and workmanship for a minimum period of one year after the date of closing. Although we subcontract virtually all segments of construction to others and our contracts call for the subcontractors to repair or replace any deficient items related to their trades, we are primarily responsible to the homebuyers for the correction of any deficiencies.

Deliveries

The table below indicates the number of deliveries for each of our homebuilding segments and Homebuilding Other during our last three fiscal years:

	2007	2006	2005
East	9,840	14,859	11,220
Central	11,400	17,069	15,448
West	8,739	13,333	11,731
Other	3,304	4,307	3,960

Total	33,283	49,568	42,359

Of the total home deliveries listed above, 1,701, 2,536 and 1,477, respectively, represent deliveries from unconsolidated entities for the years ended November 30, 2007, 2006 and 2005.

Backlog

Backlog represents the number of homes under sales contracts. Homes are sold using sales contracts, which are generally accompanied by sales deposits. In some instances, purchasers are permitted to cancel sales contracts if they fail to qualify for financing or under certain other circumstances. We experienced a cancellation rate of 30% in 2007, compared to 29% and 17%, respectively, in 2006 and 2005. Because we experienced a significant increase in our cancellation rate during 2007 and 2006, we focused significant effort on reselling these homes, which, in many instances, included the use of higher sales incentives, to avoid the build up of excess inventory. We do not recognize revenue on homes under sales contracts until the sales are closed and title passes to the new homeowners, except for our multi-level residential buildings under construction for which revenue was recognized under percentage-of-completion accounting.

The table below indicates the backlog dollar value for each of our homebuilding segments and Homebuilding Other as of the end of our last three fiscal years:

	2007	2006	2005
	(In thousands)
East	$587,100	1,460,213	2,774,396
Central	195,684	850,472	1,210,257
West	408,280	1,328,617	2,374,646
Other	193,073	341,126	524,939

Total	$1,384,137	3,980,428	6,884,238

Of the dollar value of homes in backlog listed above, $182,664, $478,707 and $590,129, respectively, represent the backlog dollar value from unconsolidated entities at November 30, 2007, 2006 and 2005.

Financial Services Operations

Mortgage Financing

We provide a full spectrum of conforming conventional, jumbo, FHA-insured and VA-guaranteed residential mortgage loan products to our homebuyers and others through our financial services subsidiaries, Universal American Mortgage Company, LLC and Eagle Home Mortgage, LLC, located generally in the same states as our homebuilding operations as well as other states. In 2007, our financial services subsidiaries provided loans to 73% of our homebuyers who obtained mortgage financing in areas where we offered services. Because of the availability of mortgage loans from our financial services subsidiaries, as well as independent mortgage lenders, we believe most creditworthy purchasers of our homes have access to financing.

However, during 2007, the mortgage market experienced increased concern over rising default rates and tightening lending standards, which resulted in a significant decline in the availability of sub-prime loans (loans to persons with a FICO score under 620) and Alt A loans (loans to persons with less conventional documentation of their incomes or net worths and FICO score of 620 or higher). Consequently, there may be fewer buyers who qualify for financing on new and existing home purchases in the market. During both the fourth quarter of 2007 and the year ended November 30, 2007, approximately 2% of the loans our Financial Services segment made to our homebuyers were sub-prime loans. During the fourth quarter of 2007 and the year ended November 30, 2007, approximately 6% and 29%, respectively, of the loans our Financial Services segment made to our homebuyers were Alt A loans. The tightening of lending standards could lead to a further deterioration in the overall homebuilding market due to stricter credit standards, higher down payment requirements and additional documentation requirements. This deterioration could have an adverse impact on the number of homes we sell. In addition, to the extent that homeowners have used sub-prime or Alt A mortgages to finance the purchase of their homes and are later unable to refinance or maintain those loans, additional foreclosures and an oversupply of inventory may result. This could contribute to additional deterioration in the market and have an adverse impact on demand and the number of homes we sell.

During 2007, we originated approximately 30,900 mortgage loans totaling $7.7 billion, compared to 41,800 mortgage loans totaling $10.5 billion during 2006. Substantially all of the loans we originate are sold in the secondary mortgage market on a servicing released, non-recourse basis; although, we remain liable for certain limited representations. Therefore, we have little direct exposure related to the residential mortgages we sell.

We have a corporate risk management policy under which we hedge our interest rate risk on rate-locked loan commitments and loans held-for-sale to mitigate exposure to interest rate fluctuations. We finance our mortgage loan activities with borrowings under our financial services subsidiaries’ conduit and warehouse facilities or from our general corporate funds. However, the conduit facility matures in June 2008 ($600 million) and the warehouse facility matures in April 2008 ($425 million). Given our reduced volume of deliveries, our financing requirements have decreased. Therefore, we are working with several other lenders in case these facilities are not renewed.

Title Insurance and Closing Services

We provide title insurance and closing services as well as other ancillary services to our homebuyers and others. We provided title and closing services for approximately 136,300 real estate transactions, and issued approximately 146,200 title insurance policies through our underwriter, North American Title Insurance Company. Title and closing services are provided by agency subsidiaries in Arizona, California, Colorado, District of Columbia, Florida, Illinois, Maryland, Minnesota, Nevada, New Jersey, New York, Pennsylvania, Texas, Virginia and Wisconsin.

Communication Services

Lennar Communications provides cable television and high-speed Internet services to residents of our communities and others and oversees our interests and activities in relationships with providers of advanced communication services. At December 31, 2007, we had approximately 8,900 subscribers in Sacramento, California and Texas.

Seasonality

We have historically experienced variability in our results of operations from quarter-to-quarter due to the seasonal nature of the homebuilding business. Due to deteriorating market conditions, we are currently focusing our efforts, in all quarters, on inventory management in order to deliver inventory and generate cash.

Competition

The residential homebuilding industry is highly competitive. We compete for homebuyers in each of the market regions where we operate with numerous national, regional and local homebuilders, as well as with resales of existing homes and with the rental housing market. We compete for homebuyers on the basis of a number of interrelated factors including location, price, reputation, amenities, design, quality and financing. In addition to competition for homebuyers, we also compete with other homebuilders for desirable properties, raw materials and reliable, skilled labor. We compete for land buyers with third parties in our efforts to sell land to homebuilders and others. We believe we are competitive in the market regions where we operate primarily due to our:

•	Balance sheet, where we continue to focus on inventory management and liquidity;

•	Access to land, particularly in land-constrained markets; and

•	Pricing to current market conditions through sales incentives offered to homebuyers.

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

A subsidiary of The Newhall Land and Farming Company, of which we currently, indirectly own 16%, provides water to a portion of Los Angeles County, California. This subsidiary is subject to extensive regulation by the California Public Utilities Commission.

Employees

At January 11, 2008, we employed 6,934 individuals of whom 4,506 were involved in our homebuilding operations and 2,428 were involved in our financial services operations, compared to November 30, 2006, when we employed 13,000 individuals of whom 9,359 were involved in our homebuilding operations and 3,641 were involved in our financial services operations. We do not have collective bargaining agreements relating to any of our employees. However, we subcontract many phases of our homebuilding operations and some of the subcontractors we use have employees who are represented by labor unions.

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

Since the spin-off, we have entered into a number of joint ventures and other transactions with LNR. Many of the joint ventures were formed to acquire and develop land, part of which was subsequently sold to us or other homebuilders for residential building and part of which was subsequently sold to LNR for commercial development. For a number of years after the spin-off, LNR was controlled by Mr. Miller and his family; thus, all significant transactions we or our subsidiaries engaged in with LNR or entities in which it had an interest were reviewed and approved by the Independent Directors Committee of our Board of Directors.

In January 2004, a company of which we and LNR each owned 50% acquired The Newhall Land and Farming Company (“Newhall”) for approximately $1 billion, including $200 million we contributed and $200 million that LNR contributed (the remainder came from borrowings and sales of properties to LNR). Subsequently, we and LNR each transferred our interests in most of our joint ventures to the jointly-owned company that had acquired Newhall, and that company was renamed LandSource Communities Development LLC (“LandSource”). At November 30, 2007, Newhall owned approximately 35,000 acres in California.

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

In February 2007, LandSource admitted MW Housing Partners as a new strategic partner. As part of the transaction, the joint venture obtained $1.6 billion of non-recourse financing, which consisted of a $200 million five-year Revolving Credit Facility, a $1.1 billion six-year Term Loan B Facility and a $244 million seven-year Second Lien Term Facility. The transaction resulted in a cash distribution to us of $707.6 million. Our resulting ownership of LandSource is 16%. As a result of the recapitalization, we recognized a pretax gain of $175.9 million in 2007 and could potentially recognize additional profits in future years, in addition to profits from our continuing ownership interest.

NYSE Certification

We submitted our 2006 Annual CEO Certification to the New York Stock Exchange on April 11, 2007. The certification was not qualified in any respect.

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

Lennar Corporation

Attention: Office of the General Counsel

700 Northwest 107th Avenue

Miami, Florida 33172

Item 1A.    Risk Factors.

The following risks may cause a material adverse effect upon our business, financial condition, results of operations, cash flows, strategies and prospects.

Homebuilding Market and Economic Risks

The homebuilding industry is in the midst of a significant downturn. A continuing decline in demand for new homes coupled with an increase in the inventory of available new homes and alternatives to new homes could adversely affect our sales volume and pricing even more than has occurred to date.

The homebuilding industry is in the midst of a significant downturn. As a result, we have experienced a significant decline in demand for newly built homes in almost all of our markets. Homebuilders’ inventories of unsold new homes have increased as a result of increased cancellation rates on pending contracts as new homebuyers sometimes find it more advantageous to forfeit a deposit than to complete the purchase of the home. In addition, an oversupply of alternatives to new homes, such as rental properties and used homes, has depressed prices and reduced margins. This combination of lower demand and higher inventories affects both the number of homes we can sell and the prices at which we can sell them. For example, in 2007 we experienced a significant decline in our sales results, significant reductions in our margins as a result of higher levels of sales incentives and price concessions, and a higher than normal cancellation rate. We have no basis for predicting how long demand and supply will remain out of balance in markets where we operate or whether, even if demand and supply come back in balance, sales volumes or pricing will return to prior levels.

Demand for new homes is sensitive to economic conditions over which we have no control, such as the availability of mortgage financing.

Demand for homes is sensitive to changes in economic conditions such as the level of employment, consumer confidence, consumer income, the availability of financing and interest rate levels. During 2007, the mortgage lending industry experienced significant instability. As a result of increased default rates, particularly (but not entirely) with regard to sub-prime and other non-conforming loans, many lenders have reduced their willingness to make, and tightened their credit requirements with regard to, residential mortgage loans. Fewer loan products and stricter loan qualification standards have made it more difficult for some borrowers to finance the purchase of our homes. Although our finance company subsidiaries offer mortgage loans to potential buyers of most of the homes we build, we may no longer be able to offer financing terms that are attractive to our potential buyers. Unavailability of mortgage financing at acceptable rates reduces demand for the homes we build, including in some instances causing potential buyers to cancel contracts they have signed.

Increasing interest rates could cause defaults for homebuyers who financed homes using non-traditional financing products, which could increase the number of homes available for resale.

During the period of high demand in the homebuilding industry prior to 2006, many homebuyers financed their purchases using non-traditional adjustable rate or interest only mortgages or other mortgages, including sub-prime mortgages, that involved at least during initial years, monthly payments that were significantly lower than those required by conventional fixed rate mortgages. As a result, new homes became more affordable. However, as monthly payments for these homes increase either as a result of increasing adjustable interest rates or as a result of principal payments coming due, some of these homebuyers could default on their payments and have their homes foreclosed, which would increase the inventory of homes available for resale. Foreclosure sales and other distress sales may result in further declines in market prices for homes. In an environment of declining prices, many homebuyers may delay purchases of homes in anticipation of lower prices in the future. In addition, as lenders perceive deterioration in credit quality among homebuyers, lenders have been eliminating some of the available non-traditional and sub-prime financing products and increasing the qualifications needed for mortgages or adjusting their terms to address increased credit risk. In general, to the extent mortgage rates increase or lenders make it more difficult for prospective buyers to finance home purchases, it becomes more difficult or costly for customers to purchase our homes, which has an adverse affect on our sales volume.

Land prices can be extremely volatile and our business requires that we invest in land positions well in advance of sales of finished homes on land we have acquired. We have had to take significant write-downs of the carrying values of the land we own and in investments in unconsolidated entities, and a continuing decline in land values could result in additional write-downs.

Some of the land we currently own was purchased at high prices. Also, we obtained options to purchase land at prices that no longer are attractive, and in connection with those options we made non-refundable deposits and, in some instances, agreed to incur pre-acquisition land development costs. When demand fell, we were required to take substantial write-downs of the carrying value of our land inventory and we elected not to exercise high price options, even though that required us to forfeit deposits and write-off pre-acquisition land development costs.

Additionally, as a result of these market conditions, we recorded significant valuation adjustments relating to our investments in unconsolidated entities. A majority of the valuation adjustments related to SFAS 144 valuation adjustments on assets of our unconsolidated entities. Furthermore, we recorded valuation adjustments to our investments in unconsolidated entities in accordance with APB 18.

The combination of land value write-downs and forfeitures in addition to valuation adjustments relating to our investments in unconsolidated entities had a material negative effect on our operating results for fiscal 2006 and 2007, resulting in a loss for fiscal 2007. If market conditions continue to deteriorate, some of our assets may be subject to further write-downs in the future, decreasing the assets reflected on our balance sheet and adversely affecting our stockholders’ equity.

Inflation can adversely affect us, particularly in a period of declining home sale prices.

Inflation can have a long-term impact on us because increasing costs of land, materials and labor require us to attempt to increase the sale prices of homes in order to maintain satisfactory margins. Although an excess of supply over demand for new homes, such as the one we are currently experiencing, requires that we reduce prices, rather than increasing them, it does not necessarily result in reductions, or prevent increases, in the costs of materials and labor. Under those circumstances, the effect of cost increases is to reduce the margins on the homes we sell. That makes it more difficult for us to recover the full cost of previously purchased land, and has contributed to the significant reductions in the value of our land inventory.

We face significant competition in our efforts to sell homes.

The homebuilding industry is highly competitive. We compete in each of our markets with numerous national, regional and local homebuilders. This competition with other homebuilders could reduce the number of homes we deliver or cause us to accept reduced margins in order to maintain sales volume.

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

As a homebuilder, we are subject to home warranty and construction defect claims arising in the ordinary course of business. We are also subject to liability claims arising in the course of construction activities. We record warranty and other reserves for the homes we sell based on historical experience in our markets and our judgment of the qualitative risks associated with the types of homes we built. We have, and many of our subcontractors have, general liability, property, errors and omissions, workers compensation and other business insurance. These insurance policies protect us against a portion of our risk of loss from claims, subject to certain self-insured retentions, deductibles and other coverage limits. However, because of the uncertainties inherent in these matters, we cannot provide assurance that our insurance coverage or our subcontractors’ insurance and financial resources will be adequate to address all warranty, construction defect and liability claims in the future. Additionally, the coverage offered and the availability of general liability insurance for construction defects are currently limited and costly. As a result, an increasing number of our subcontractors are unable to obtain insurance, and we have in many cases waived our customary insurance requirements. There can be no assurance that coverage will not be further restricted and become even more costly.

Natural disasters and severe weather conditions could delay deliveries, increase costs and decrease demand for new homes in affected areas.

Many of our homebuilding operations are conducted in areas that are subject to natural disasters and severe weather. The occurrence of natural disasters or severe weather conditions can delay new home deliveries, increase costs by damaging inventories and negatively impact the demand for new homes in affected areas. Furthermore, if our insurance does not fully cover business interruptions or losses resulting from these events, our results of operations, liquidity or capital resources could be adversely affected.

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

We incur many costs even before we begin to build homes in a community. These include costs of preparing land and installing roads, sewage and other utilities, as well as taxes and other costs related to ownership of the land on which we plan to build homes. Reducing the rate at which we build homes extends the length of time it takes us to recover these costs. Also, we frequently acquire options to purchase land and make deposits that will be forfeited if we do not exercise the options within specified periods. Because of current market conditions, we have had to terminate a number of these options, resulting in significant forfeitures of deposits we made with regard to the options.

If our financial performance further declines, we may not be able to maintain compliance with the covenants in our credit facilities and senior debt securities.

Our credit facility imposes certain restrictions on our operations. The most significant restrictions relate to debt incurrence, sales of assets, cash distributions and investments by us and certain of our subsidiaries. In addition, our credit facility requires compliance with certain financial covenants, including a minimum adjusted consolidated tangible net worth requirement and a maximum permitted leverage ratio. Also, because we currently do not have investment grade debt ratings, we can only borrow up to specified percentages of the book values of various types of our assets, referred to in the credit agreement as our borrowing base. Our operating results and the asset write-downs we recorded during fiscal 2007 caused our tangible net worth to be below the minimum required by the credit agreement and caused our borrowing base to be below the level necessary for us to borrow the full amount we expect to need for our operations. In January 2008, we completed an amendment to the credit facility that modified the minimum adjusted consolidated tangible net worth requirement and restructured the borrowing base, effective as of November 30, 2007. Under this amendment, the commitment was reduced to $1.5 billion. The amendment limits the amount of permissible joint venture recourse obligations, requiring that those obligations be reduced quarterly through the end of our 2009 fiscal year. Failure to reduce such obligations in accordance with the agreed-upon schedule would constitute a violation of the terms of the amended credit facility.

While $1.5 billion of borrowing capacity should be sufficient in the current depressed market, if markets strengthen, we might have to seek increased borrowing capacity.

While we currently are in compliance with the financial covenants in the amended credit agreement, if we had to record significant impairments in the future, they could cause us to fail to comply even with the amended credit agreement debt covenants. In addition, if we default in the payment or performance of certain obligations relating to the debt of unconsolidated entities above a specified threshold amount, we would be in default under the amended credit agreement. Either of those events would give the lenders the right to cause any amounts we owe under that credit facility to become immediately due. If we were unable to repay the borrowings when they became due, that could entitle the holders of $2.2 billion of debt securities we have sold into the capital markets to cause the sums evidenced by those debt securities to become due immediately. We would not be able to repay those amounts without selling substantial assets, which we might have to do at prices well below the fair values, and the carrying values, of the assets.

Failure to comply with the minimum adjusted consolidated tangible net worth requirement in our credit facility is also a default under the $600 million conduit facility of our Financial Services segment. If recording significant impairments in the future caused us not to comply with the minimum adjusted consolidated tangible net worth covenant in our credit facility, the lender under the $600 million conduit facility would have the right to terminate that conduit facility and cause any amounts we owe under the conduit facility to become due immediately. If we were unable to pay those borrowings when they become due, that could entitle holders of the debt securities we have sold into the capital markets to cause the sums evidenced by those debt securities to become due immediately.

We may be unable to obtain suitable financing and bonding for the development of our communities.

Our business depends upon our ability to obtain financing for the development of our residential communities and to provide bonds to ensure the completion of our projects. We currently use our credit facility to provide some of the financing we need. In addition, we have from time-to-time raised funds by selling debt securities into public and private capital markets. As is noted above, a recent amendment to our credit agreement reduced the commitment from $3.1 billion to $1.5 billion. The willingness of lenders to make funds available to us has been affected both by factors relating to us as a borrower, and by a decrease in the willingness of banks and other lenders to lend to homebuilders generally. If we were unable to finance the development of our communities through our credit facility or other debt, or if we were unable to provide required surety bonds for our projects, our business operations and revenues could suffer materially.

Our ability to continue to grow our business and operations in a profitable manner depends to a significant extent upon our ability to access capital on favorable terms.

Our ability to access capital on favorable terms has been an important factor in growing our business and operations in a profitable manner. Recently, each of the principal credit rating agencies lowered our credit rating, which will make it more difficult and costly for us to access the debt capital markets for funds we may require in order to implement our business plans and achieve our growth objectives. If we are subject to a further downgrade, it would exacerbate such difficulties.

The credit facilities of our Financial Services segment will expire in 2008.

Our Financial Services segment has a conduit and warehouse facility totaling $1.0 billion, recently reduced from $1.1 billion in order to obtain a waiver of a financial covenant. It uses those facilities to finance its lending activities until it accumulates sufficient mortgage loans to be able to sell them into the capital markets. The lines of credit consist of a conduit facility, that matures in June 2008 ($600 million) and a warehouse facility that matures in April 2008 ($425 million). In the past, we have been able to obtain renewals of these facilities at the times of their maturities. If we are unable to renew or replace these facilities when they mature in April and June 2008, it could seriously impede the activities of our Financial Services segment. The risk of inability to renew or replace these facilities may be more significant if, as currently is the case, capital market participants are reluctant to purchase securities backed by residential mortgages.

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

We may not be able to utilize all of our deferred tax assets.

We currently believe that we are likely to have sufficient taxable income in the future to realize the benefit of all of our deferred tax assets (consisting primarily of valuation adjustments, reserves and accruals that are not currently deductible for tax purposes, as well as operating loss carryforwards from losses we incurred during fiscal 2007). However, some or all of these deferred tax assets could expire unused if we are unable to generate sufficient taxable income in the future to take advantage of them or we enter into transactions that limit our right to use them. If it became more likely than not that deferred tax assets would expire unused, we would have to create a valuation allowance to reflect this fact, which could materially increase our income tax expense, and therefore adversely affect our results of operations and tangible net worth in the period in which it is recorded.

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

We conduct certain of our operations through unconsolidated joint ventures with independent third parties in which we do not have a controlling interest and we can be adversely impacted by joint venture partners’ failure to fulfill their obligations.

For a number of years, we created and participated in joint ventures that acquired and developed land for our homebuilding operations, for sale to third parties or for use in their own homebuilding operations. Through these joint ventures, we reduced the amount we had to invest in order to assure access to potential future homesites, and, in some instances, we obtained access to land to which we could not otherwise have obtained access or could not have obtained access on as favorable terms. However, as the homebuilding market deteriorated in 2006 and 2007, many of our joint venture partners became financially unable or unwilling to fulfill their obligations.

Most joint ventures borrowed money to help finance their activities, and although recourse on the loans was generally limited to the joint ventures and their properties, frequently we and our joint venture partners were required to provide maintenance guarantees (guarantees that the values of the joint ventures’ assets would be at least specified percentages of their borrowings) or limited repayment guarantees.

Our joint venture strategy depends in large part on the ability of our joint venture partners to perform their obligations under our agreements with them. If a joint venture partner does not perform its obligations, we may be required to make significant financial expenditures or otherwise undertake the performance of obligations not satisfied by our partner at significant cost to us. Also, when we have guaranteed joint venture obligations, we have been given the right to be reimbursed by our joint venture partners for any amounts by which we pay more than our pro rata share of the joint ventures’ obligations. However, particularly if our joint venture partners are having financial problems, we may have difficulty collecting the sums they owe us, and therefore, we may be required to pay a disproportionately large portion of the guaranteed amounts. In addition, because we lack a controlling interest in these joint ventures, we are usually unable to require that they sell assets, return invested capital or take any other action without the consent of at least one of our joint venture partners. As a result, without joint venture partner consent, we may be unable to liquidate our joint venture investments to generate cash. Even if we are able to liquidate joint venture investments, the amounts received upon liquidation may be insufficient to cover the costs we have incurred in satisfying joint venture obligations.

During 2007, we began to reduce the number of joint ventures in which we participate and the recourse indebtedness of such joint ventures. However, the risks to us from joint ventures in which we are a participant are likely to continue at least as long as the value of residential properties continues to decline.

The unconsolidated entities in which we have investments may not be able to modify the terms of their debt arrangements.

Some of the unconsolidated entities’ debt arrangements contain certain financial covenants. Additionally, certain joint venture loan agreements have minimum number of homesite takedown requirements in which the joint ventures are required to sell a minimum amount of homesites over a stated amount of time. Due to the deterioration of the homebuilding market, we are generally in the process of repaying, refinancing, renegotiating or extending our joint venture loans. This action may be required, for example, in the case of an expired maturity date or a failure to comply with the loan’s covenants. There can be no assurance that we will be able to successfully finance, refinance, renegotiate or extend, on terms we deem acceptable, all of the joint venture loans that we are currently in the process of negotiating. If we were unsuccessful in these efforts, we could be required to repay one or more of these loans.

We could be adversely impacted by the loss of key management personnel.

Our future success depends, to a significant degree, on the efforts of our senior management. Our operations could be adversely affected if key members of senior management cease to be active in our company. As a result of a decline in our stock price, previous retention mechanisms, such as equity awards, have diminished in value.

If our ability to resell mortgages to investors is impaired, we may be required to broker loans or fund them ourselves.

We sell substantially all of the loans we originate within a short period in the secondary mortgage market on a servicing released, non-recourse basis; although, we remain liable for certain limited representations and warranties related to loan sales. If there is a decline in the secondary mortgage market, our ability to sell mortgages could be adversely impacted and we could be required to fund our commitments to our buyers with our own financial resources or require our buyers to find other sources of financing.

Our Financial Services segment could be adversely affected by reduced demand for our homes.

A majority of the mortgage loans made by our Financial Services segment are made to buyers of homes we build. Therefore, a decrease in the demand for our homes adversely affects the financial results of this segment of our business.

We may not be able to acquire land suitable for residential homebuilding at reasonable prices, which could increase our costs and reduce our revenues, earnings and margins.

Our long-term ability to build homes depends upon our acquiring land suitable for residential building at reasonable prices in locations where we want to build. For a number of years, we experienced an increase in competition for suitable land as a result of land constraints in many of our markets. That increased the price we had to pay to acquire land. Then, when demand for new homes began to drop beginning in 2006, we started to reduce our land inventory to bring it in line with the reduced rate at which we were absorbing land into our operations. While the current low demand for new single family homes is making it possible to purchase land at prices far below those we were required to pay prior to 2006, in the long term, competition for suitable land is likely to increase again, and as available land is developed, the cost of acquiring additional suitable land could rise, and in some areas suitable land may not be available at reasonable prices. Any land shortages or any decrease in the supply of suitable land at reasonable prices could limit our ability to develop new communities or result in increased land costs that we are not able to pass through to our customers. This could adversely impact our revenues, earnings and margins.

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

Significant expenses of owning a home, including mortgage interest expense and real estate taxes, generally are deductible expenses for the purpose of calculating an individual’s federal, and in some cases state, taxable income, subject to various limitations under current tax law and policy. If the government were to make changes to income tax laws that eliminate or substantially reduce these income tax deductions, then the after-tax cost of owning a new home would increase substantially. This could adversely impact demand for, and/or sales prices of, new homes.

Other Risks

We have a stockholder who can exercise significant influence over matters that are brought to a vote of our stockholders.

Stuart A. Miller, our President, Chief Executive Officer and a Director, has voting control, through personal holdings and family-owned entities, of Class A and Class B common stock that enables Mr. Miller to cast approximately 49% of the votes that may be cast by the holders of our outstanding Class A and Class B common stock combined. That effectively gives Mr. Miller the power to control the election of our directors and the approval of matters that are presented to our stockholders. Mr. Miller’s voting power might discourage someone from acquiring us or from making a significant equity investment in us, even if we needed the investment to meet our obligations and to operate our business. Also, because of his voting power, Mr. Miller may be able to authorize actions in matters that are contrary to our other stockholders’ desires.

Item 1B.    Unresolved Staff Comments.

Not applicable.

Executive Officers of Lennar Corporation

The following individuals are our executive officers as of January 29, 2008:

Name	Position	Age
Stuart A. Miller	President and Chief Executive Officer	50
Jonathan M. Jaffe	Vice President and Chief Operating Officer	48
Richard Beckwitt	Executive Vice President	48
Bruce E. Gross	Vice President and Chief Financial Officer	49
Diane J. Bessette	Vice President and Controller	47
Mark Sustana	Secretary and General Counsel	46

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

Mr. Beckwitt has served as our Executive Vice President since March 2006. In this position, Mr. Beckwitt is involved in all operational aspects of our company. Mr. Beckwitt served on the Board of Directors of D.R. Horton, Inc. from 1993 to November 2003. From 1993 to March 2000, he held various executive officer positions at D.R. Horton, including President of the company.

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

Item 3.    Legal Proceedings.

We are party to various claims and lawsuits which arise in the ordinary course of business. Although the specific allegations in the lawsuits differ, they most commonly involve claims that we failed to construct homes in particular communities in accordance with plans and specifications or applicable construction codes and seek reimbursement for sums allegedly needed to remedy the alleged deficiencies, assert contract issues or relate to personal injuries. Lawsuits of these types are common within the homebuilding industry. We do not believe that the ultimate resolution of these claims or lawsuits will have a material adverse effect on our business, financial position, results of operations or cash flows. From time-to-time, we also receive notices from environmental agencies regarding alleged violations of environmental laws. We typically settle these matters before they reach litigation for amounts that are not material to us.

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

Our Class A and Class B common stock are listed on the New York Stock Exchange under the symbols “LEN” and “LEN.B,” respectively. The following table shows the high and low sales prices for our Class A and Class B common stock for the periods indicated, as reported by the NYSE, and cash dividends declared per share:

	Class A Common Stock High/Low Prices		Cash Dividends Per Class A Share
Fiscal Quarter	2007	2006	2007		2006
First	$56.54 – 48.33	$66.44 – 55.23	16	¢	16	¢
Second	$49.90 – 40.65	$62.38 – 47.30	16	¢	16	¢
Third	$45.90 – 26.92	$49.10 – 38.66	16	¢	16	¢
Fourth	$28.96 – 14.00	$53.00 – 41.79	16	¢	16	¢

	Class B Common Stock High/Low Prices		Cash Dividends Per Class B Share
Fiscal Quarter	2007	2006	2007		2006
First	$52.42 – 45.27	$61.26 – 50.99	16	¢	16	¢
Second	$46.44 – 38.35	$57.55 – 43.71	16	¢	16	¢
Third	$42.53 – 25.61	$45.09 – 35.93	16	¢	16	¢
Fourth	$27.39 – 13.00	$48.97 – 39.25	16	¢	16	¢

As of December 31, 2007, the last reported sale price of our Class A common stock was $17.89 and the last reported sale price of our Class B common stock was $16.60. As of December 31, 2007, there were approximately 1,100 and 800 holders of record, respectively, of our Class A and Class B common stock.

On January 28, 2008, our Board of Directors declared a quarterly cash dividend of $0.16 per share for both our Class A and Class B common stock, which is payable on February 19, 2008 to holders of record at the close of business on February 8, 2008. We regularly pay quarterly dividends as set forth in the table above. We regularly evaluate with our Board of Directors the decision to declare a dividend and the amount of the dividend.

In June 2001, our Board of Directors authorized a stock repurchase program to permit future purchases of up to 20 million shares of our outstanding common stock. During the three months ended November 30, 2007, there were no shares repurchased under this program.

The information required by Item 201(d) of Regulation S-K is provided under Item 12 of this document.

Performance Graph

The following graph compares the five-year cumulative total return of our Class A common stock with the Dow Jones U.S. Home Construction Index and the Dow Jones U.S. Total Market Index. The graph assumes $100 invested on November 30, 2002 in our Class A common stock, the Dow Jones U.S. Home Construction Index and the Dow Jones U.S. Total Market Index, and the reinvestment of all dividends. Because of our dividend of Class B common stock in April 2003, our returns for the fiscal years ended November 30, 2007, 2006, 2005, 2004 and 2003 are based on the sales price of one share of our Class A common stock and one-tenth of the sale price of one share of our Class B common stock.

	2002	2003	2004	2005	2006	2007
Lennar Corporation	$100	203	188	244	225	68
Dow Jones U.S. Home Construction Index	$100	195	222	299	238	100
Dow Jones U.S. Total Market Index	$100	118	133	147	168	181

Item 6.	Selected Financial Data.

The following table sets forth our selected consolidated financial and operating information as of or for each of the years ended November 30, 2003 through 2007. The information presented below is based upon our historical financial statements, except for the results of operations of a subsidiary of the Financial Services segment’s title company that was sold in May 2005, which have been classified as discontinued operations. Share and per share amounts have been retroactively adjusted to reflect the effect of our January 2004 two-for-one stock split.

	At or for the Years Ended November 30,
	2007	2006	2005	2004 (1)	2003 (1)
	(Dollars in thousands, except per share amounts)
Results of Operations:
Revenues:
Homebuilding	$9,730,252	15,623,040	13,304,599	10,000,632	8,348,645
Financial services	$456,529	643,622	562,372	500,336	556,581
Total revenues	$10,186,781	16,266,662	13,866,971	10,500,968	8,905,226
Operating earnings (loss) from continuing operations:
Homebuilding (2)	$(2,913,999)	986,153	2,277,091	1,548,488	1,164,089
Financial services	$6,120	149,803	104,768	110,731	153,719
Corporate general and administrative expenses	$173,202	193,307	187,257	141,722	111,488
Loss on redemption of 9.95% senior notes	$—	—	34,908	—	—
Earnings (loss) from continuing operations before provision (benefit) for income taxes	$(3,081,081)	942,649	2,159,694	1,517,497	1,206,320
Earnings from discontinued operations before provision for income taxes (3)	$—	—	17,261	1,570	734
Earnings (loss) from continuing operations	$(1,941,081)	593,869	1,344,410	944,642	750,934
Earnings from discontinued operations	$—	—	10,745	977	457
Net earnings (loss)	$(1,941,081)	593,869	1,355,155	945,619	751,391
Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$(12.31)	3.69	8.17	5.70	4.65
Earnings from discontinued operations	$—	—	0.06	—	—
Net earnings (loss)	$(12.31)	3.69	8.23	5.70	4.65
Cash dividends declared per share—Class A common stock	$0.64	0.64	0.573	0.513	0.144
Cash dividends declared per share—Class B common stock	$0.64	0.64	0.573	0.513	0.143
Financial Position:
Total assets (4)	$9,102,747	12,408,266	12,541,225	9,165,280	6,775,432
Debt:
Homebuilding	$2,295,436	2,613,503	2,592,772	2,021,014	1,552,217
Financial services	$541,437	1,149,231	1,269,782	896,934	734,657
Stockholders’ equity	$3,822,119	5,701,372	5,251,411	4,052,972	3,263,774
Shares outstanding (000s)	159,887	158,155	157,559	156,230	157,836
Stockholders’ equity per share	$23.91	36.05	33.33	25.94	20.68
Homebuilding Data (including unconsolidated entities):
Number of homes delivered	33,283	49,568	42,359	36,204	32,180
New orders	25,753	42,212	43,405	37,667	33,523
Backlog of home sales contracts	4,009	11,608	18,565	15,546	13,905
Backlog dollar value	$1,384,137	3,980,428	6,884,238	5,055,273	3,887,300

(1)	In May 2005, we sold a subsidiary of our Financial Services segment’s title company. As a result of the sale, the subsidiary’s results of operations have been reclassified as discontinued operations to conform with the 2005 presentation.
(2)	Homebuilding operating earnings (loss) from continuing operations include $2.4 billion, $501.8 million and $20.5 million, respectively, of valuation adjustments for the years ended November 30, 2007, 2006 and 2005. In addition, it includes $364.2 million and $126.4 million, respectively, of valuation adjustments related to assets of our investments in unconsolidated entities for the years ended November 30, 2007 and 2006, and $132.2 million and $14.5 million, respectively of APB 18 valuation adjustments to our investments in unconsolidated entities for the years ended November 30, 2007 and 2006. There were no other material valuation adjustments for the years ended November 30, 2005, 2004 and 2003.
(3)	Earnings from discontinued operations before provision for income taxes includes a gain of $15.8 million for the year ended November 30, 2005 related to the sale of a subsidiary of the Financial Services segment’s title company.
(4)	As of November 30, 2004 and 2003, the Financial Services segment had assets of discontinued operations of $1.0 million and $1.3 million, respectively, related to a subsidiary of the segment’s title company that was sold in May 2005.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Financial Data” and our audited consolidated financial statements and accompanying notes included elsewhere in this Report.

Special Note Regarding Forward-Looking Statements

Some of the statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Annual Report on Form 10-K, are “forward-looking statements,” as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding our business, financial condition, results of operations, cash flows, strategies and prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those described under the caption “Risk Factors” in Item 1A of this Report. We do not undertake any obligation to update forward-looking statements, except as required by Federal securities laws.

Outlook

The housing market has continued to deteriorate throughout 2007. Consumer confidence in housing has declined, while there has been increased volatility in the mortgage market, creating higher cancellation rates and lower net new orders. The market has continued to become more and more competitive and there continues to be a great deal of downward pricing through the use of incentives, price reductions and incentivized brokerage fees. These conditions could lead to increased supply of homes for sale in the market due to additional foreclosures, further exacerbating competitive market pressures. As we enter 2008, we do not currently have visibility as to when these deteriorating market conditions will subside.

Our response to, and primary focus in, this environment continues to be to reduce home starts and adjust pricing to meet current market conditions in order to keep inventories low and our balance sheet positioned for the future. In addition, we have also decreased land purchases where possible. The net effect has been a continued deterioration of our margins and accordingly, higher valuation adjustments to our inventory and our share of inventory at unconsolidated entities, as well as write-offs of option deposits and pre-acquisition costs.

We also have, and continue to, reduce overhead to be “right-sized” for anticipated lower volume levels. While it has been challenging to stay ahead of rapidly adjusting market conditions and resulting revenue reductions, we have reduced our workforce to date by approximately 50% from our peak in 2006.

During 2007, we re-evaluated all of our joint venture arrangements, with particular focus on those ventures with recourse indebtedness. We began to reduce the number of joint ventures in which we were participating, and the recourse indebtedness of these joint ventures. As of November 30, 2007, we had reduced the number of joint ventures in which we were participating to approximately 210 joint ventures with net recourse indebtedness exposure to us of $794.9 million, compared with 260 joint ventures with net recourse indebtedness exposure to us of $1.1 billion at November 30, 2006. In 2008, we plan to continue this trend of reducing the number of joint ventures and net recourse indebtedness exposure related to joint ventures.

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

With respect to the loans we originate on the homes we deliver, although we remain liable for certain limited representations, substantially all of the loans we originate are sold in the secondary mortgage market, on a servicing released, non-recourse basis. Therefore, we have little direct exposure with the residential mortgages we sell.

During 2007, the mortgage market experienced increased volatility. This volatility has led to changes in the secondary mortgage market with respect to loans. As demand in the secondary mortgage market changes with respect to loans for sub-prime (loans to persons with a FICO score under 620) and Alt A borrowers (loans to persons with less conventional documentation of their incomes or net worths and FICO score of 620 or higher), there may be fewer buyers who qualify for financing on new and existing home purchases in the market. During both the fourth quarter of 2007 and the year ended November 30, 2007, approximately 2% of the loans our Financial Services segment made to our homebuyers were sub-prime loans. During the fourth quarter of 2007 and the year ended November 30, 2007, approximately 6% and 29%, respectively, of the loans our Financial Services segment made to our homebuyers were Alt A loans. The tightening of lending standards could lead to a further deterioration in the overall homebuilding market due to stricter credit standards, higher down payment requirements and additional credit verification requirements. This deterioration could have an adverse impact on the number of homes we sell. In addition, to the extent that homeowners have used sub-prime or Alt A mortgages to finance the purchase of their homes and are later unable to refinance or maintain those loans, additional foreclosures and an oversupply of inventory may result in the market. This may also contribute to additional deterioration in the market and have an adverse impact on demand and the number of homes we sell.

Results of Operations

Overview

Our net loss in 2007 was $1.9 billion, or $12.31 per basic and diluted share, compared to net earnings of $593.9 million, or $3.69 per diluted share ($3.76 per basic share), in 2006. The decrease in net earnings was attributable to weak market conditions that have persisted during 2007 and have impacted all of our operations. The losses in 2007 also resulted in a net operating loss (“NOL”) for income tax purposes. As a result, we filed NOL carryback claims and received tax refunds of $852 million subsequent to our fiscal year-end.

The following table sets forth financial and operational information for the years indicated related to our continuing operations. The results of operations of the homebuilders we acquired during these years were not material to our consolidated financial statements and are included in the tables since the respective dates of the acquisitions.

	Years Ended November 30,
	2007	2006	2005
	(Dollars in thousands, except average sales price)
Homebuilding revenues:
Sales of homes	$9,462,940	14,854,874	12,711,789
Sales of land	267,312	768,166	592,810

Total homebuilding revenues	9,730,252	15,623,040	13,304,599

Homebuilding costs and expenses:
Cost of homes sold	8,892,268	12,114,433	9,410,343
Cost of land sold	1,928,451	798,165	391,984
Selling, general and administrative	1,368,358	1,764,967	1,412,917

Total homebuilding costs and expenses	12,189,077	14,677,565	11,215,244

Gain on recapitalization of unconsolidated entity	175,879	—	—
Goodwill impairments	190,198	—	—
Equity in earnings (loss) from unconsolidated entities	(362,899)	(12,536)	133,814
Management fees and other income (expense), net	(76,029)	66,629	98,952
Minority interest expense, net	1,927	13,415	45,030

Homebuilding operating earnings (loss)	(2,913,999)	986,153	2,277,091

Financial services revenues	456,529	643,622	562,372
Financial services costs and expenses	450,409	493,819	457,604

Financial services operating earnings	6,120	149,803	104,768

Total operating earnings (loss)	(2,907,879)	1,135,956	2,381,859
Corporate general and administrative expenses	173,202	193,307	187,257
Loss on redemption of 9.95% senior notes	—	—	34,908

Earnings (loss) from continuing operations before provision (benefit) for income taxes	$(3,081,081)	942,649	2,159,694

Gross margin on home sales	6.0%	18.4%	26.0%

SG&A expenses as a % of revenues from home sales	14.5%	11.9%	11.1%

Operating margin as a % of revenues from home sales	(8.4)%	6.6%	14.9%

Gross margin on home sales excluding valuation adjustments (1)	13.9%	20.3%	26.0%

Operating margin as a % of revenues from home sales excluding valuation adjustments (1)	(0.5)%	8.5%	14.9%

Average sales price	$297,000	315,000	311,000

(1)	Gross margins on home sales excluding valuation adjustments and operating margin as a percentage of revenues from home sales excluding valuation adjustments are non-GAAP financial measures disclosed by certain of our competitors and have been presented because we find it useful in evaluating our performance and believe that it helps readers of our financial statements compare our operations with those of our competitors.

2007 versus 2006

Revenues from home sales decreased 36% in the year ended November 30, 2007 to $9.5 billion from $14.9 billion in 2006. Revenues were lower primarily due to a 33% decrease in the number of home deliveries and a 6% decrease in the average sales price of homes delivered in 2007. New home deliveries, excluding unconsolidated entities, decreased to 31,582 homes in the year ended November 30, 2007 from 47,032 homes last year. In the year ended November 30, 2007, new home deliveries were lower in each of our homebuilding segments and Homebuilding Other, compared to 2006. The average sales price of homes delivered decreased to $297,000 in the year ended November 30, 2007 from $315,000 in 2006, primarily due to higher sales incentives offered to homebuyers ($48,000 per home delivered in 2007, compared to $32,000 per home delivered in 2006).

Gross margins on home sales excluding inventory valuation adjustments were $1.3 billion, or 13.9%, in the year ended November 30, 2007, compared to $3.0 billion, or 20.3%, in 2006. Gross margin percentage on home sales decreased compared to last year in all of our homebuilding segments primarily due to higher sales incentives offered to homebuyers. Gross margins on home sales were $570.7 million, or 6.0%, in the year ended November 30, 2007, which included $747.8 million of SFAS 144 inventory valuation adjustments, compared to gross margins on home sales of $2.7 billion, or 18.4%, in the year ended November 30, 2006, which included $280.5 million of SFAS 144 inventory valuation adjustments. Gross margins on home sales excluding SFAS 144 valuation adjustments is a non-GAAP financial measure disclosed by certain of our competitors and has been presented because we find it useful in evaluating its performance and believe that it helps readers of our financial statements compare our operations with those of our competitors.

Homebuilding interest expense (primarily included in cost of homes sold and cost of land sold) was $203.7 million in 2007, compared to $241.1 million in 2006. The decrease in interest expense was due to lower interest costs resulting from lower average debt during 2007, as well as decreased deliveries during 2007, compared to 2006. Our homebuilding debt to total capital ratio as of November 30, 2007 was 37.5%, compared to 31.4% as of November 30, 2006.

Selling, general and administrative expenses were reduced by $396.6 million, or 22%, in the year ended November 30, 2007, compared to the same period last year, primarily due to reductions in associate headcount and variable selling expenses. As a percentage of revenues from home sales, selling, general and administrative expenses increased to 14.5% in the year ended November 30, 2007, from 11.9% in 2006. The 260 basis point increase was primarily due to lower revenues.

Loss on land sales totaled $1.7 billion in the year ended November 30, 2007, which included $740.4 million of SFAS 144 valuation adjustments on the inventory acquired by the Morgan Stanley land investment venture discussed below, $426.9 million of SFAS 144 valuation adjustments and $530.0 million of write-offs of deposits and pre-acquisition costs related to 36,900 homesites under option that we do not intend to purchase. In the year ended November 30, 2006, loss on land sales totaled $30.0 million, which included $69.1 million of SFAS 144 valuation adjustments and $152.2 million of write-offs of deposits and pre-acquisition costs related to 24,200 homesites that were under option.

In November 2007, we and Morgan Stanley Real Estate Fund II, L.P., an affiliate of Morgan Stanley & Co., Inc., formed a strategic land investment venture to acquire, develop, manage and sell residential real estate. We acquired a 20% ownership interest and 50% voting rights in the land investment venture. Concurrent with the formation of the land investment venture, we sold a diversified portfolio of our land to the venture for $525 million. The properties acquired by the new entity consist of approximately 11,000 homesites in 32 communities located throughout the country. The properties sold by us had a net book value of approximately $1.3 billion. As part of the transaction, we entered into option agreements and obtained rights of first offer providing us the opportunity to purchase certain finished homesites. The exercise price of the options is based on a fixed percentage of the future home price. We have no obligation to exercise these options and cannot acquire a majority of the entity’s assets. We are managing the land investment venture’s operations and receive fees for our services. We will also receive disproportionate distributions if the investment venture exceeds certain financial targets.

Due to our continuing involvement, the transaction did not qualify as a sale under GAAP; thus, the inventory remained on our balance sheet in consolidated inventory not owned as of November 30, 2007. Additionally, the $445 million of net cash received from the transaction was recorded in liabilities related to consolidated inventory not owned in the consolidated balance sheet and classified as cash flows from financing activities in the consolidated statement of cash flows. In connection with the transaction, we recorded a SFAS 144 valuation adjustment of $740.4 million on the inventory sold to the land investment venture.

Equity in loss from unconsolidated entities was $362.9 million in the year ended November 30, 2007, which included $364.2 million of SFAS 144 valuation adjustments related to the assets of our investments in unconsolidated entities, compared to equity in loss from unconsolidated entities of $12.5 million in the year ended November 30, 2006, which included $126.4 million of SFAS 144 valuation adjustments related to the assets of our investments in unconsolidated entities last year.

During the year ended November 30, 2007, we recorded goodwill impairments of $190.2 million related to our homebuilding operations.

Management fees and other expense, net, totaled $76.0 million in the year ended November 30, 2007, which included $132.2 million of APB 18 valuation adjustments to our investments in unconsolidated entities, compared to management fees and other income, net, of $66.6 million in the year ended November 30, 2006, net of $14.5 million of APB 18 valuation adjustments to our investments in unconsolidated entities.

Minority interest expense, net was $1.9 million and $13.4 million, respectively, in the years ended November 30, 2007 and 2006.

Sales of land, equity in loss from unconsolidated entities, management fees and other income (expense), net and minority interest expense, net may vary significantly from period to period depending on the timing of land sales and other transactions entered into by us and unconsolidated entities in which we have investments.

In February 2007, our LandSource joint venture admitted MW Housing Partners as a new strategic partner. As part of the transaction, the joint venture obtained $1.6 billion of non-recourse financing, which consisted of a $200 million five-year Revolving Credit Facility, a $1.1 billion six-year Term Loan B Facility and a $244 million seven-year Second Lien Term Facility. The transaction resulted in a cash distribution to us of $707.6 million, but reduced our resulting ownership of LandSource to 16%. If LandSource reaches certain financial targets, we will have a disproportionate share of the entity’s future positive net cash flow. As a result of the recapitalization, we recognized a pretax gain of $175.9 million in 2007 and could potentially recognize additional profits in future years, in addition to profits from our continuing ownership interest.

Operating earnings for the Financial Services segment were $6.1 million in the year ended November 30, 2007, compared to $149.8 million last year. The decrease was primarily due to a decline in profitability from both the segment’s mortgage and title operations and $28.4 million of partial write-offs of land seller notes receivable. The decline in profitability was due to the overall weakness in the housing market, which led to a decrease in volume and transactions for the mortgage and title operations compared to last year.

Corporate general and administrative expenses were reduced by $20.1 million, or 10%, in the year ended November 30, 2007, compared to the same period last year. As a percentage of total revenues, corporate general and administrative expenses increased to 1.7% in the year ended November 30, 2007, compared to 1.2% in the same period last year, primarily due to lower revenues.

At November 30, 2007, we owned 62,801 homesites and had access to an additional 85,870 homesites through either option contracts with third parties or agreements with unconsolidated entities in which we have investments. At November 30, 2007, 5% of the homesites we owned were subject to home purchase contracts. Our backlog of sales contracts was 4,009 homes ($1.4 billion) at November 30, 2007, compared to 11,608 homes ($4.0 billion) at November 30, 2006. The lower backlog was attributable to weak market conditions that persisted during 2007, which resulted in lower new orders in 2007, compared to 2006.

2006 versus 2005

Revenues from home sales increased 17% in the year ended November 30, 2006 to $14.9 billion from $12.7 billion in 2005. Revenues were higher primarily due to a 15% increase in the number of home deliveries in 2006. New home deliveries, excluding unconsolidated entities, increased to 47,032 homes in the year ended November 30, 2006 from 40,882 homes in 2005. In the year ended November 30, 2006, new home deliveries were higher in each of our homebuilding segments and Homebuilding Other, compared to 2005. The average sales price of homes delivered increased to $315,000 in the year ended November 30, 2006 from $311,000 in 2005 despite higher sales incentives offered to homebuyers ($32,000 per home delivered in 2006, compared to $9,000 per home delivered in 2005).

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

Gross margins on home sales excluding inventory valuation adjustments were $3.0 billion, or 20.3%, in the year ended November 30, 2006, compared to $3.3 billion, or 26.0%, in 2005. Gross margin percentage on home sales decreased compared to last year in all of our homebuilding segments and Homebuilding Other primarily due to higher sales incentives offered to homebuyers. Gross margins on home sales including inventory valuation adjustments were $2.7 billion, or 18.4%, in the year ended November 30, 2006 due to $280.5 million of inventory valuation adjustments.

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

Loss on land sales totaled $30.0 million in the year ended November 30, 2006, net of $152.2 million of write-offs of deposits and pre-acquisition costs related to 24,200 homesites under option that we do not intend to purchase and $69.1 million of inventory valuation adjustments, compared to gross profit from land sales of $200.8 million in 2005.

Equity in earnings (loss) from unconsolidated entities was ($12.5) million in the year ended November 30, 2006, which included $126.4 million of valuation adjustments to our investments in unconsolidated entities, compared to equity in earnings from unconsolidated entities of $133.8 million in 2005.

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

Operating earnings from continuing operations for the Financial Services segment were $149.8 million in the year ended November 30, 2006, compared to $104.8 million in 2005. The increase was primarily due to a $17.7 million pretax gain generated from monetizing the segment’s personal lines insurance policies, as well as increased profitability from the segment’s mortgage operations as a result of increased volume and profit per loan. The segment’s mortgage capture rate (i.e., the percentage of our homebuyers, excluding cash settlements, who obtained mortgage financing from us in areas where we offered services) was 66% in both the years ended November 30, 2006 and 2005.

Corporate general and administrative expenses as a percentage of total revenues were 1.2% in the year ended November 30, 2006, compared to 1.4% in the same period in 2005.

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

Homebuilding Segments

Our Homebuilding operations construct and sell homes primarily for first-time, move-up and active adult homebuyers primarily under the Lennar brand name. In addition, our homebuilding operations also purchase, develop and sell land to third parties. In certain circumstances, we diversify our operations through strategic alliances and minimize our risks by investing with third parties in joint ventures.

We have grouped our homebuilding activities into three reportable segments, which we refer to as Homebuilding East, Homebuilding Central and Homebuilding West. Information about homebuilding activities in states in which our homebuilding activities are not economically similar to those in other states in the same geographic area is grouped under “Homebuilding Other.” References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to homebuilding segments are to those reportable segments.

At November 30, 2007, our reportable homebuilding segments and Homebuilding Other consisted of homebuilding divisions located in the following states: East: Florida, Maryland, New Jersey and Virginia. Central: Arizona, Colorado and Texas. West: California and Nevada. Other: Illinois, Minnesota, New York, North Carolina and South Carolina.

The following tables set forth selected financial and operational information related to our homebuilding operations for the years indicated:

Selected Financial and Operational Data

	Years Ended November 30,
	2007	2006	2005
	(In thousands)
Revenues:
East:
Sales of homes	$2,691,198	4,642,582	3,430,903
Sales of land	63,452	129,297	68,080

Total East	2,754,650	4,771,879	3,498,983

Central:
Sales of homes	2,364,270	3,545,174	3,186,870
Sales of land	79,819	104,047	188,023

Total Central	2,444,089	3,649,221	3,374,893

West:
Sales of homes	3,460,667	5,466,437	5,030,190
Sales of land	83,045	503,075	272,577

Total West	3,543,712	5,969,512	5,302,767

Other:
Sales of homes	946,805	1,200,681	1,063,826
Sales of land	40,996	31,747	64,130

Total Other	987,801	1,232,428	1,127,956

Total homebuilding revenues	$9,730,252	15,623,040	13,304,599

	Years Ended November 30,
	2007	2006	2005
	(In thousands)
Operating earnings (loss):
East:
Sales of homes	$(366,153)	305,397	602,000
Sales of land	(400,830)	(63,729)	24,112
Goodwill impairments	(46,274)	—	—
Equity in earnings (loss) from unconsolidated entities	(58,069)	(14,947)	2,213
Management fees and other income (expense), net	(20,910)	14,335	13,839
Minority interest expense, net	(923)	(4,402)	(900)

Total East	(893,159)	236,654	641,264

Central:
Sales of homes	(34,285)	191,692	287,113
Sales of land	(141,179)	5,111	45,623
Goodwill impairments	(31,293)	—	—
Equity in earnings (loss) from unconsolidated entities	(26,130)	7,763	15,103
Management fees and other income (expense), net	(15,956)	10,131	21,005
Minority interest income (expense), net	(63)	689	(368)

Total Central	(248,906)	215,386	368,476

West:
Sales of homes	(347,018)	532,456	956,470
Sales of land	(950,316)	84,749	132,713
Gain on recapitalization of unconsolidated entity	175,879	—	—
Goodwill impairments	(43,955)	—	—
Equity in earnings (loss) from unconsolidated entities	(274,267)	(6,449)	109,995
Management fees and other income (expense), net	(38,404)	38,918	58,733
Minority interest expense, net	(723)	(9,757)	(43,762)

Total West	(1,478,804)	639,917	1,214,149

Other:
Sales of homes	(50,230)	(54,071)	42,946
Sales of land	(168,814)	(56,130)	(1,622)
Goodwill impairments	(68,676)	—	—
Equity in earnings (loss) from unconsolidated entities	(4,433)	1,097	6,503
Management fees and other income (expense), net	(759)	3,245	5,375
Minority interest income (expense), net	(218)	55	—

Total Other	(293,130)	(105,804)	53,202

Total homebuilding operating earnings (loss)	$(2,913,999)	986,153	2,277,091

Summary of Homebuilding Data

	At or for the Years Ended November 30,
	2007	2006	2005
Deliveries
East	9,840	14,859	11,220
Central	11,400	17,069	15,448
West	8,739	13,333	11,731
Other	3,304	4,307	3,960

Total	33,283	49,568	42,359

Of the total home deliveries listed above, 1,701, 2,536 and 1,477, respectively, represent deliveries from unconsolidated entities for the years ended November 30, 2007, 2006 and 2005.

New Orders
East	7,492	11,290	11,096
Central	8,676	16,120	15,926
West	6,765	11,119	12,179
Other	2,820	3,683	4,204

Total	25,753	42,212	43,405

Of the new orders listed above, 1,091, 1,921 and 1,254, respectively, represent new orders from unconsolidated entities for the years ended November 30, 2007, 2006 and 2005.

Backlog—Homes
East	1,797	4,139	7,581
Central	874	3,598	4,547
West	942	2,991	4,883
Other	396	880	1,554

Total	4,009	11,608	18,565

Of the homes in backlog listed above, 364, 1,089 and 1,359, respectively, represent homes in backlog from unconsolidated entities at November 30, 2007, 2006 and 2005.

Backlog Dollar Value (In thousands)
East	$587,100	1,460,213	2,774,396
Central	195,684	850,472	1,210,257
West	408,280	1,328,617	2,374,646
Other	193,073	341,126	524,939

Total	$1,384,137	3,980,428	6,884,238

Of the dollar value of homes in backlog listed above, $182,664, $478,707 and $590,129, respectively, represent the backlog dollar value from unconsolidated entities at November 30, 2007, 2006 and 2005.

Backlog represents the number of homes under sales contracts. Homes are sold using sales contracts, which are generally accompanied by sales deposits. In some instances, purchasers are permitted to cancel sales if they fail to qualify for financing or under certain other circumstances. We experienced a cancellation rate of 30% (34%, 30%, 29% and 20%, respectively, in our Homebuilding East, Central and West segments and Homebuilding Other) in 2007, compared to 29% (32%, 27%, 30% and 22%, respectively, in our Homebuilding East, Central and West segments and Homebuilding Other) in 2006 and 17% (15%, 19%, 17% and 14%, respectively, in our Homebuilding East, Central and West segments and Homebuilding Other) in 2005. During the fourth quarter of 2007, our cancellation rate was 33%. Although we experienced a higher than normal cancellation rate during 2007, we remained focused on reselling these homes, which, in many instances, included the use of higher sales incentives (discussed below as a percentage of revenues from home sales) to avoid the build up of excess inventory. We do not recognize revenue on homes under sales contracts until the sales are closed and title passes to the new homeowners, except for our multi-level residential buildings under construction for which revenue was recognized under percentage-of-completion accounting.

2007 versus 2006

East: Homebuilding revenues decreased in 2007, compared to 2006, primarily due to a decrease in the number of home deliveries in Florida and a decrease in the average sales price of homes delivered in all of the states in this segment. Gross margins on home sales excluding SFAS 144 valuation adjustments were $368.0 million, or 13.7%, in 2007, compared to $1.0 billion, or 22.0%, in 2006. Gross margins decreased compared to last year primarily due to higher sales incentives offered to homebuyers (16.9% in 2007, compared to 11.4% in 2006). Gross margins on home sales were $89.0 million, or 3.3% in 2007 including SFAS 144 valuation adjustments of $279.1 million, compared to gross margins on home sales of $865.0 million, or 18.6%, in 2006 including $155.7 million of SFAS 144 valuation adjustments.

Loss on land sales was $400.8 million in 2007 (including $119.6 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $307.5 million of SFAS 144 valuation adjustments), compared to loss on land sales of $63.7 million in 2006 (including $80.5 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $24.7 million of SFAS 144 valuation adjustments).

Central: Homebuilding revenues decreased in 2007, compared to 2006, primarily due to a decrease in the number of home deliveries in all of the states in this segment, and a decrease in the average sales price of homes delivered in Arizona and Colorado. Gross margins on home sales excluding inventory valuation adjustments were $367.8 million, or 15.6%, in 2007, compared to $631.5 million, or 17.8%, in 2006. Gross margins decreased compared to last year primarily due to higher sales incentives offered to homebuyers (11.3% in 2007, compared to 9.1% in 2006). Gross margins on home sales were $273.6 million, or 11.6% in 2007 including SFAS 144 valuation adjustments of $94.2 million, compared to gross margins on home sales of $604.4 million, or 17.1%, in 2006 including $27.1 million of SFAS 144 valuation adjustments primarily in Arizona and Colorado.

Loss on land sales was $141.2 million in 2007 (including $57.1 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $80.9 million of SFAS 144 valuation adjustments), compared to gross profit on land sales of $5.1 million in 2006 (net of $3.0 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $17.3 million of SFAS 144 valuation adjustments).

West: Homebuilding revenues decreased in 2007, compared to 2006, primarily due to a decrease in the number of home deliveries and average sales price of homes delivered in all of the states in this segment. Gross margins on home sales excluding inventory valuation adjustments were $451.0 million, or 13.0%, in 2007, compared to $1.2 billion, or 22.4%, in 2006. Gross margin percentage on home sales decreased compared to last year primarily due to higher sales incentives offered to homebuyers (14.3% in 2007, compared to 7.5% in 2006). Gross margins on home sales were $119.1 million, or 3.4% in 2007 including SFAS 144 valuation adjustments of $331.8 million, compared to gross margins on home sales of $1.1 billion, or 20.9%, in 2006 including $80.2 million of SFAS 144 valuation adjustments in all states.

Loss on land sales was $950.3 million in 2007 (including $310.8 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $648.6 million of SFAS 144 valuation adjustments), compared to gross profit on land sales of $84.7 million in 2006 (net of $44.0 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase).

Other: Homebuilding revenues decreased in 2007, compared to 2006, primarily due to a decrease in the number of home deliveries in all of the states in this segment, and a decrease in the average sales price of homes delivered in Illinois. Gross margins from home sales excluding inventory valuation adjustments were $131.7 million, or 13.9%, in 2007, compared to $143.9 million, or 12.0%, in 2006. Gross margin percentage on home sales increased compared to last year primarily due to the decrease in homebuilding revenues despite higher sales incentives offered to homebuyers (9.1% in 2007, compared to 7.8% in 2006). Gross margins on home sales were $88.9 million, or 9.4% in 2007 including SFAS 144 valuation adjustments of $42.8 million, compared to gross margins on home sales of $126.5 million, or 10.5%, in 2006 including $17.4 million of SFAS 144 valuation adjustments primarily in Arizona and Colorado.

Loss on land sales was $168.8 million in 2007 (including $42.4 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $130.3 million of SFAS 144 valuation adjustments), compared to loss on land sales of $56.1 million in 2006 (including $24.8 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $27.1 million of SFAS 144 valuation adjustments).

2006 versus 2005

East: Homebuilding revenues increased in 2006, compared to 2005, primarily due to an increase in the number of home deliveries in Florida and an increase in the average sales price of homes delivered in Florida and New Jersey. Gross margins on home sales excluding inventory valuation adjustments were $1.0 billion, or 22.0%, in 2006, compared to $976.9 million, or 28.5%, in 2005. Gross margin percentage on home sales decreased compared to last year primarily due to higher sales incentives offered to homebuyers (11.4% in 2006, compared to 1.8% in 2005), particularly during the second half of the year. Gross margins on home sales including inventory valuation adjustments were $865.0 million, or 18.6%, in 2006 due to a total of $155.7 million of inventory valuation adjustments in all states.

Loss on land sales was $63.7 million in 2006 (including $80.5 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $24.7 million of SFAS 144 valuation adjustments), compared to gross profit on land sales of $24.1 million in 2005 (including $3.3 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $0.5 million of SFAS 144 valuation adjustments).

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

Gross profit on land sales were $5.1 million in 2006 (net of $3.0 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $17.3 million of SFAS 144 valuation adjustments), compared to gross profit on land sales of $45.6 million in 2005 (net of $0.3 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase).

West: Homebuilding revenues increased in 2006, compared to 2005, primarily due to an increase in the number of home deliveries in all of the states in this segment and an increase in the average sales price of homes delivered in Nevada, due to higher deliveries in Reno. Gross margins on home sales excluding inventory valuation adjustments were $1.2 billion, or 22.4%, in 2006, compared to $1.5 billion, or 29.3%, in 2005. Gross margin percentage on home sales decreased compared to 2005 primarily due to higher sales incentives offered to homebuyers (7.5% in 2006, compared to 1.5% in 2005), particularly during the second half of the year. Gross margins on home sales including inventory valuation adjustments were $1.1 billion, or 20.9%, in 2006 due to a total of $80.2 million of inventory valuation adjustments in all states.

Gross profits on land sales were $84.7 million in 2006 (net of $44.0 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase), compared to gross profit on land sales of $132.7 million in 2005 (net of $10.1 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase).

Other: Homebuilding revenues increased in 2006, compared to 2005, primarily due to an increase in the number of home deliveries in the Carolinas, Minnesota and New York, and an increase in the average sales price of homes delivered in the Carolinas and New York. Gross margins from home sales excluding inventory valuation adjustments were $143.9 million, or 12.0%, in 2006, compared to $191.8 million, or 18.0%, in 2005. Gross margins on home sales decreased compared to 2005 primarily due to higher sales incentives offered to homebuyers (7.8% in 2006, compared to 4.7% in 2005), particularly during the second half of the year. Gross margins on home sales including inventory valuation adjustments were $126.5 million, or 10.5%, in 2006 due to $17.4 million of inventory valuation adjustments primarily in Illinois and Minnesota.

Loss on land sales was $56.1 million in 2006 (including $24.8 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $27.1 million of SFAS 144 valuation adjustments), compared to loss on land sales of $1.6 million in 2005 (including $1.4 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $4.9 million of SFAS 144 valuation adjustments).

Financial Services Segment

We have one Financial Services reportable segment that provides mortgage financing, title insurance, closing services and other ancillary services (including high-speed Internet and cable television) for both buyers of our homes and others. Substantially all of the loans the Financial Services segment originates are sold in the secondary mortgage market on a servicing released, non-recourse basis; although, we remain liable for certain limited representations. The following table sets forth selected financial and operational information relating to our Financial Services segment. The results of operations of companies we acquired during these years are included in the table since the respective dates of the acquisitions.

	Years Ended November 30,
	2007	2006	2005
	(Dollars in thousands)
Revenues	$456,529	643,622	562,372
Costs and expenses	450,409	493,819	457,604

Operating earnings from continuing operations	$6,120	149,803	104,768

Dollar value of mortgages originated	$7,740,000	10,480,000	9,509,000

Number of mortgages originated	30,900	41,800	42,300

Mortgage capture rate of Lennar homebuyers	73%	66%	66%

Number of title and closing service transactions	136,300	161,300	187,700

Number of title policies issued	146,200	195,700	193,900

Financial Condition and Capital Resources

At November 30, 2007, we had cash related to our homebuilding and financial services operations of $795.2 million, compared to $778.3 million at November 30, 2006.

We finance our land acquisition and development activities, construction activities, financial services activities and general operating needs primarily with cash generated from our operations and public debt issuances, as well as cash borrowed under our revolving credit facility and our warehouse lines of credit.

Operating Cash Flow Activities

During 2007 and 2006, cash flows provided by operating activities amounted to $444.5 million and $552.5 million, respectively. During 2007, cash flows provided by operating activities resulted from a decrease in our inventory as a result of reduced land purchases, a reduction in construction in progress resulting from lower new home starts and write-offs and valuation adjustments pertaining to the respective inventory. In order to reduce our inventory levels in 2007, we focused our efforts on adjusting pricing to meet market conditions, as we pulled back production and curtailed land purchases where possible in order to keep our balance sheet positioned for future opportunities. Cash flows provided by operating activities also consisted of distributions of earnings from unconsolidated entities, our equity in loss from unconsolidated entities including our share of valuation adjustments related to assets of the unconsolidated entities and a decrease in our receivables including a decrease in financial services receivable and loans held-for-sale resulting from a decline in our new home deliveries during the year. Cash flows provided by operating activities were partially offset by our net loss, deferred income tax benefit, an increase in other assets primarily due to our income tax receivable and a decrease in accounts payable and other liabilities primarily due to a decrease in our land purchases.

During 2006, cash flows provided by operating activities consisted primarily of net earnings, distributions of earnings from unconsolidated entities and the change in inventories including inventory write-offs and valuation adjustments, partially offset by a deferred income tax benefit and a decrease in accounts payable and other liabilities.

Investing Cash Flow Activities

Cash flows provided by investing activities totaled $307.0 million in the year ended November 30, 2007, compared to cash used in investing activities of $404.4 million in 2006. During the year ended November 30, 2007, we contributed $608.0 million of cash to unconsolidated entities, compared to $729.3 million in 2006. Our investing activities also included distributions of capital from unconsolidated entities during the year ended

November 30, 2007 and 2006 of $542.3 million and $321.6 million, respectively. During 2007, we received distributions of $354.6 million in excess of our investment in the LandSource joint venture due to its recapitalization in 2007.

We are always looking at the possibility of acquiring homebuilders and other companies. However, at November 30, 2007, we had no agreements or understandings regarding any significant transactions.

Financing Cash Flow Activities

During 2007, we sold a diversified portfolio of land to our land investment joint venture with Morgan Stanley Real Estate Fund II, L.P. for $525 million. As part of the transaction, we entered into option agreements and obtained rights of first offer, providing us the opportunity to purchase certain finished homesites. Due to our continuing involvement, the transaction did not qualify as a sale under GAAP; thus, the inventory remained on our balance sheet as of November 30, 2007. As a result of the transaction, we received $445 million of cash (net of our deposit on the homesites under option and our invested contribution to the land investment venture).

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

	November 30,
	2007	2006
	(Dollars in thousands)
Homebuilding debt	$2,295,436	2,613,503
Stockholders’ equity	3,822,119	5,701,372

Total capital	$6,117,555	8,314,875

Homebuilding debt to total capital	37.5%	31.4%

Homebuilding debt	$2,295,436	2,613,503
Less: Homebuilding cash	642,467	661,662

Net homebuilding debt	$1,652,969	1,951,841

Net homebuilding debt to total capital (1)	30.2%	25.5%

(1)	Net homebuilding debt to total capital consists of net homebuilding debt (homebuilding debt less homebuilding cash) divided by total capital (net homebuilding debt plus stockholders’ equity).

Homebuilding debt to total capital and net homebuilding debt to total capital at November 30, 2007 were higher than prior year due to the decrease in stockholders’ equity primarily as a result of inventory valuation adjustments, write-offs of option deposits and pre-acquisition costs, SFAS 144 valuation adjustments related to assets of unconsolidated entities, APB 18 valuation adjustments to investments in unconsolidated entities, goodwill impairments and financial services write-offs of notes receivable, all of which are non-cash items.

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

The following table summarizes our homebuilding senior notes and other debts payable:

	November 30,
	2007	2006
	(Dollars in thousands)
7 5/8% senior notes due 2009	$279,491	277,830
5.125% senior notes due 2010	299,825	299,766
5.95% senior notes due 2011	249,516	249,415
5.95% senior notes due 2013	346,268	345,719
5.50% senior notes due 2014	247,806	247,559
5.60% senior notes due 2015	501,804	501,957
6.50% senior notes due 2016	249,708	249,683
Senior floating-rate notes due 2009	—	300,000
Mortgage notes on land and other debt	121,018	141,574

	$2,295,436	2,613,503

Our average debt outstanding was $3.1 billion in 2007, compared to $4.0 billion in 2006. The average rate for interest incurred was 5.8% in 2007, compared to 5.7% in 2006. Interest incurred related to homebuilding debt for the year ended November 30, 2007 was $199.1 million, compared to $232.1 million in 2006. The majority of our short-term financing needs, including financings for land acquisition and development activities and general operating needs, are met with cash generated from operations and funds available under our senior unsecured revolving credit facility (the “Credit Facility”).

The Credit Facility, as amended, consists of a $1.5 billion revolving credit facility maturing in July 2011. However, our borrowings under the Credit Facility cannot exceed a borrowing base, consisting of specified percentages of various types of our assets. The Credit Facility is guaranteed by substantially all of our subsidiaries other than finance company subsidiaries (which include mortgage and title insurance agency subsidiaries). Interest rates on outstanding borrowings are LIBOR-based, with margins determined based on changes in our credit ratings, or an alternate base rate, as described in the credit agreement. During the years ended November 30, 2007 and 2006, the average daily borrowings under the Credit Facility were $143.2 million and $447.4 million, respectively. At November 30, 2007, we had no outstanding balance under the Credit Facility. In addition, at November 30, 2007 and 2006, $443.5 million and $496.9 million, respectively, of our total letters of credit outstanding discussed below, were collateralized against certain borrowings available under the Credit Facility.

As amended, our Credit Facility requires that recourse indebtedness of joint ventures in which we participate be reduced by $300 million during our 2008 fiscal year and by an additional $200 million (for a total of $500 million) by the end of fiscal 2009.

At November 30, 2007 and 2006, we had both financial and performance letters of credit outstanding in the amount of $814.4 million and $1.4 billion, respectively. Our financial letters of credit outstanding were $424.2 million and $727.6 million, respectively, as of November 30, 2007 and 2006. These letters of credit are posted with either regulatory bodies to guarantee our performance of certain development and construction activities or in lieu of cash deposits on option contracts.

In September 2007, we terminated our structured letter of credit facility (the “LC Facility”) reducing the commitment amount to zero. Outstanding letters of credit issued under the LC Facility were transferred to other existing facilities or matured prior to the LC Facility’s termination.

In June 2007, we redeemed our $300 million senior floating-rate notes due 2009. The redemption price was $300.0 million, or 100% of the principal amount of the senior floating-rate notes due 2009 outstanding, plus accrued and unpaid interest as of the redemption date.

In November 2006, we redeemed our $200 million senior floating-rate notes due 2007. The redemption price was $200.0 million, or 100% of the principal amount of the senior floating-rate notes due 2007 outstanding, plus accrued and unpaid interest as of the redemption date.

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

In April 2006, we issued $250 million of 5.95% senior notes due 2011 and $250 million of 6.50% senior notes due 2016 (collectively, the “New Senior Notes”) at prices of 99.766% and 99.873%, respectively, in a private placement under SEC Rule 144A. Proceeds from the offering of the New Senior Notes, after initial purchaser’s discount and expenses, were $248.7 million and $248.9 million, respectively. We added the proceeds to our working capital to be used for general corporate purposes. Interest on the New Senior Notes is due semi-annually. The New Senior Notes are unsecured and unsubordinated, and substantially all of our subsidiaries other than finance company subsidiaries guarantee the New Senior Notes. In October 2006, we completed an exchange offer of the New Senior Notes for substantially identical notes registered under the Securities Act of 1933 (the “Exchange Notes”), with substantially all of the New Senior Notes being exchanged for the Exchange Notes. At November 30, 2007 and 2006, the carrying value of the Exchange Notes was $499.2 million and $499.1 million, respectively.

In March 2006, we initiated a commercial paper program (the “Program”) under which we issued short-term unsecured notes in an aggregate amount not to exceed $2.0 billion. This Program allowed us to obtain more favorable short-term borrowing rates than we would obtain otherwise. The Program is exempt from the registration requirements of the Securities Act of 1933. Issuances under the Program were guaranteed by all of our wholly-owned subsidiaries that are also guarantors of our Credit Facility. The average daily borrowings under the Program in 2007 were $528.8 million, compared to average daily borrowings of $553.3 million from its inception in March 2006 through November 30, 2006.

We also had an arrangement with a financial institution whereby we entered into short-term, unsecured, fixed-rate notes from time-to-time. During the years ended November 30, 2007 and 2006, the average daily borrowings under these notes were $36.8 million and $379.0 million, respectively.

In October 2007, Moody’s Investors Service (“Moody’s”) issued a downgrade of our senior debt, lowering the rating to “Ba1,” and changed the rating of our commercial paper to “not prime.” In November 2007, Standard & Poor’s (“S&P”) issued a downgrade of our senior debt, lowering the rating to “BB+” and removed the rating of our commercial paper. As a result of these rating actions, our senior debt is no longer rated as investment grade by Moody’s and S&P, although it retains an investment grade rating from Fitch. As a result of our current ratings, we no longer have access to the markets for commercial paper, nor unsecured, fixed-rate notes.

In September 2005, we sold $300 million of 5.125% senior notes due 2010 (the “5.125% Senior Notes”) at a price of 99.905% in a private placement. Proceeds from the offering, after initial purchaser’s discount and expenses, were $298.2 million. We added the proceeds to our working capital to be used for general corporate purposes. Interest on the 5.125% Senior Notes is due semi-annually. The 5.125% Senior Notes are unsecured and unsubordinated. Substantially all of our subsidiaries other than finance company subsidiaries guaranteed the 5.125% Senior Notes. In 2006, we exchanged the 5.125% Senior Notes for registered notes. The registered notes have substantially identical terms as the 5.125% Senior Notes, except that the registered notes do not include transfer restrictions that are applicable to the 5.125% Senior Notes. At both November 30, 2007 and 2006, the carrying value of the 5.125% Senior Notes was $299.8 million.

In April 2005, we sold $300 million of 5.60% Senior Notes due 2015 (the “Senior Notes”) at a price of 99.771%. Proceeds from the offering, after initial purchaser’s discount and expenses, were $297.5 million. In July 2005, we sold $200 million of 5.60% Senior Notes due 2015 at a price of 101.407%. The Senior Notes were the same issue as the Senior Notes we sold in April 2005. Proceeds from the offering, after initial purchaser’s discount and expenses, were $203.9 million. We added the proceeds of both offerings to our working capital to be used for general corporate purposes. Interest on the Senior Notes is due semi-annually. The Senior Notes are unsecured and unsubordinated. Substantially all of our subsidiaries other than finance company subsidiaries guaranteed the Senior Notes. The Senior Notes were subsequently exchanged for identical Senior Notes that had been registered under the Securities Act of 1933. At November 30, 2007 and 2006, the carrying value of the Senior Notes sold in April and July 2005 was $501.8 million and $502.0 million, respectively.

In May 2005, we redeemed all of our outstanding 9.95% Senior Notes due 2010 (the “Notes”). The redemption price was $337.7 million, or 104.975% of the principal amount of the Notes outstanding, plus accrued and unpaid interest as of the redemption date. The redemption of the Notes resulted in a $34.9 million pretax loss.

Substantially all of our wholly-owned subsidiaries, other than finance company subsidiaries, have guaranteed all our Senior Notes (the “Guaranteed Notes”). The guarantees are full and unconditional and the guarantor subsidiaries are 100% directly and indirectly owned by Lennar Corporation. The principal reason our wholly-owned subsidiaries, other than finance company subsidiaries, guaranteed the Guaranteed Notes is so holders of the Guaranteed Notes will have rights at least as great with regard to our subsidiaries as any other holders of a material amount of our unsecured debt. Therefore, the guarantees of the Guaranteed Notes will remain in effect while the guarantor subsidiaries guarantee a material amount of the debt of Lennar Corporation, as a separate entity, to others. At any time, however, when a guarantor subsidiary is no longer guaranteeing at least $75 million of Lennar Corporation’s debt other than the Guaranteed Notes, either directly or by guaranteeing other subsidiaries’ obligations as guarantors of Lennar Corporation’s debt, the guarantor subsidiaries’ guarantee of the Guaranteed Notes will be suspended. Currently, the only debt the guarantor subsidiaries are guaranteeing other than the Guaranteed Notes is Lennar Corporation’s principal revolving bank credit line (currently the Credit Facility). Therefore, if, the guarantor subsidiaries cease guaranteeing Lennar Corporation’s obligations under its principal revolving bank credit line and are not guarantors of any new debt, the guarantor subsidiaries’ guarantees of the Guaranteed Notes will be suspended until such time, if any, as they again are guaranteeing at least $75 million of Lennar Corporation’s debt other than the Guaranteed Notes.

If the guarantor subsidiaries are guaranteeing a revolving credit line totaling at least $75 million, we will treat the guarantees of the Guaranteed Notes as remaining in effect even during periods when Lennar Corporation’s borrowings under the revolving credit line is less than $75 million. Because it is possible that our banks will permit some or all of the guarantor subsidiaries to stop guaranteeing our revolving credit line, it is possible that, at some time or times in the future, the Guaranteed Notes will no longer be guaranteed by the guarantor subsidiaries.

At November 30, 2007, our Financial Services segment had a conduit and warehouse facility totaling $1.0 billion, recently reduced from $1.1 billion in order to obtain a waiver of a financial covenant, compared to $1.4 billion at November 30, 2006. It uses those facilities to finance its lending activities until it accumulates sufficient mortgage loans to be able to sell them into the capital markets. Borrowings under the lines of credit were $505.4 million and $1.1 billion, respectively, at November 30, 2007 and 2006 and were collateralized by mortgage loans and receivables on loans sold but not yet funded by the investor with outstanding principal balances of $540.9 million and $1.3 billion, respectively, at November 30, 2007 and 2006. There are several interest rate-pricing options, which fluctuate with market rates. The effective interest rate on the facilities at November 30, 2007 and 2006 was 5.5% and 6.1%, respectively. The lines of credit consist of a conduit facility, which matures in June 2008 ($600 million) and a warehouse facility which matures in April 2008 ($425 million). In the past, we have been able to obtain renewals of these facilities at the times of their maturities; however, given our reduced volume of deliveries, our financing requirements have decreased. Therefore, we are working with several other lenders in case these facilities are not renewed. At November 30, 2007 and 2006, we had advances under a different conduit funding agreement amounting to $11.8 million and $1.7 million, respectively, which had an effective interest rate of 5.8% and 6.2%, respectively at November 30, 2007 and 2006. We also had a $25 million revolving line of credit that matures in May 2008, at which time we expect the line of credit to be renewed. The line of credit is collateralized by certain assets of the Financial Services segment and stock of certain title subsidiaries. Borrowings under the line of credit were $24.0 million and $23.7 million, respectively, at November 30, 2007 and 2006 and had an effective interest rate of 5.7% and 6.3%, respectively, at November 30, 2007 and 2006.

We had various interest rate swap agreements, which effectively converted variable interest rates to fixed interest rates on $200 million of outstanding debt related to our homebuilding operations. In June 2007, we redeemed the variable rate debt that was being hedged by the various interest rate swap agreements. Our last remaining interest rate swap was terminated in June 2007. The net effect on our operating results was that interest on the variable-rate debt being hedged was recorded based on fixed interest rates. Counterparties to these agreements were major financial institutions. At November 30, 2007, there were no interest rate swaps outstanding. At November 30, 2006, the fair value of the interest rate swaps was a $2.1 million liability. Our Financial Services segment, in the normal course of business, uses derivative financial instruments to reduce its exposure to fluctuations in interest rates. The Financial Services segment enters into forward commitments and, to a lesser extent, option contracts to protect the value of loans held-for-sale from increases in market interest rates. We do not anticipate that we will suffer credit losses from counterparty non-performance.

In January 2008, we completed an amendment to the Credit Facility that modified the minimum adjusted consolidated tangible net worth requirement and restructured the borrowing base. Therefore, effective November 30, 2007, we were in compliance with the financial covenants in our debt arrangements. However, the commitment was reduced to $1.5 billion and we are required to reduce the recourse debt of joint ventures in which we have investments by $300 million during our 2008 fiscal year and an additional $200 million (for a total of $500 million) by the end of fiscal 2009. If market conditions continue to deteriorate, we might have to request of our lenders additional waivers or amendments to our Credit Facility. There is no assurance that our lenders would agree to such an amendment or waiver.

Changes in Capital Structure

In June 2001, our Board of Directors authorized a stock repurchase program to permit the purchase of up to 20 million shares of our outstanding common stock. During 2007, there were no material share repurchases of common stock under the stock repurchase program. During 2006, we repurchased a total of 6.2 million shares of our outstanding common stock under our stock repurchase program for an aggregate purchase price including commissions of $320.1 million, or $51.59 per share. As of November 30, 2007, 6.2 million shares of common stock can be repurchased in the future under the program.

Treasury stock increased by 0.8 million Class A common shares during the year ended November 30, 2007, primarily related to forfeitures of restricted stock. In addition to the common shares purchased under our stock repurchase program during the years ended November 30, 2006 and 2005, we also repurchased approximately 0.1 million and 0.2 million Class A common shares, respectively, related to the vesting of restricted stock and distribution of common stock from our deferred compensation plan.

In 2007 and 2006, we paid dividends with regard to our Class A and Class B common stock at the rate of $0.64 per share per year (payable quarterly). In September 2005, our Board of Directors voted to increase the annual dividend rate with regard to our Class A and Class B common stock to $0.64 per share per year (payable quarterly) from $0.55 per share per year (payable quarterly).

Based on our current financial condition and credit relationships, we believe that our operations and borrowing resources will provide for our current and long-term capital requirements at our anticipated levels of activity.

Off-Balance Sheet Arrangements

Investments in Unconsolidated Entities

At November 30, 2007, we had equity investments in approximately 210 unconsolidated entities, compared to approximately 260 unconsolidated entities at November 30, 2006. Due to current market conditions, we are focused on continuing to reduce the number of unconsolidated entities that we have investments in. Our investments in unconsolidated entities by type of venture were as follows:

	November 30,
	2007	2006
	(In thousands)
Land development	$738,481	1,163,671
Homebuilding	195,790	283,507

Total investment	$934,271	1,447,178

During 2007, as homebuilding market conditions deteriorated, we recorded $364.2 million of valuation adjustments related to the assets of our investments in unconsolidated entities for the year ended November 30, 2007, compared to $126.4 million for the year ended November 30, 2006. In addition, we recorded $132.2 million and $14.5 million, respectively, of APB 18 valuation adjustments to our investments in unconsolidated entities for the years ended November 30, 2007 and 2006. After the valuation adjustments, as of November 30, 2007, we believe that our investment in joint ventures (“JVs”) is fully recoverable. We will continue to monitor our investments and the recoverability of assets owned by the JVs.

We strategically invest in unconsolidated entities that acquire and develop land (1) for our homebuilding operations or for sale to third parties or (2) for the construction of homes for sale to third-party homebuyers. Through these entities, we primarily seek to reduce and share our risk by limiting the amount of our capital invested in land, while obtaining access to potential future homesites and allowing us to participate in strategic ventures. The use of these entities also, in some instances, enables us to acquire land to which we could not otherwise obtain access, or could not obtain access on as favorable terms, without the participation of a strategic partner. Our partners in these JVs are land owners/developers, other homebuilders and financial or strategic partners. JVs with land owners/developers give us access to homesites owned or controlled by our partner. JVs with other homebuilders provide us with the ability to bid jointly with our partner for large land parcels. JVs with financial partners allow us to combine our homebuilding expertise with access to our partners’ capital. JVs with strategic partners allow us to combine our homebuilding expertise with the specific expertise (e.g. commercial or infill experience) of our partner.

Although the strategic purposes of our JVs and the nature of our JV partners vary, the JVs are generally designed to acquire, develop and/or sell specific assets during a limited life-time. The JVs are typically structured through non-corporate entities in which control is shared with our venture partners. Each JV is unique in terms of its funding requirements and liquidity needs. We and the other JV participants typically make pro-rata cash contributions to the JV. In many cases, our risk is limited to our equity contribution and potential future capital contributions. The capital contributions usually coincide in time with the acquisition of properties by the JV. Additionally, most JVs obtain third-party debt to fund a portion of the acquisition, development and construction costs of their communities. The JV agreements usually permit, but do not require, the JVs to make additional capital calls in the future. However, capital calls relating to the repayment of joint venture debt under payment or maintenance guarantees generally is required.

Under the terms of our JV agreements, we generally have the right to share in earnings and distributions of the entities on a pro-rata basis based on our ownership percentage. Some JV agreements provide for a different allocation of profit and cash distributions if and when the cumulative results of the JV exceed specified targets (such as a specified internal rate of return). Our equity in earnings (loss) from unconsolidated entities excludes our pro-rata share of JVs’ earnings resulting from land sales to our homebuilding divisions. Instead, we account for those earnings as a reduction of our costs of purchasing the land from the JVs. This in effect defers recognition of our share of the JVs’ earnings related to these sales until we deliver a home and title passes to a third-party homebuyer.

In some instances, we are designated as the manager of the unconsolidated entity and receive fees for such services. In addition, we often enter into option contracts to acquire properties from our JVs, generally for market prices at specified dates in the future. Option contracts generally require us to make deposits using cash or irrevocable letters of credit toward the exercise price. These option deposits generally approximate 10% of the exercise price.

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

We track our share of cumulative earnings and cumulative distributions of our JVs. For purposes of classifying distributions received from JVs in our statements of cash flows, cumulative distributions are treated as returns on capital to the extent of cumulative earnings and included in our consolidated statements of cash flows as operating activities. Cumulative distributions in excess of our share of cumulative earnings are treated as returns of capital and included in our consolidated statements of cash flows as investing activities.

At November 30, 2007, the unconsolidated entities in which we had investments had total assets of $9.1 billion and total liabilities of $6.3 billion, which included $5.1 billion of debt. These unconsolidated entities usually finance their activities with a combination of partner equity and debt financing. As of November 30, 2007, our equity in these unconsolidated entities represented 34% of the entities’ total equity. Indebtedness of an unconsolidated entity is secured by its own assets. There is no cross collateralization of debt to different unconsolidated entities; however, some unconsolidated entities own multiple properties and other assets.

In connection with a loan to an unconsolidated entity, we and our partners often guarantee to a lender either jointly and severally or on a several basis, any, or all of the following: (i) the completion of the development, in whole or in part, (ii) indemnification of the lender from environmental issues, (iii) indemnification of the lender from “bad boy acts” of the unconsolidated entity (or full recourse liability in the event of unauthorized transfer or bankruptcy) and (iv) that the loan to value and/or loan to cost will not exceed a certain percentage (maintenance or remargining guarantee) or that a percentage of the outstanding loan will be repaid (repayment guarantee).

In connection with loans to an unconsolidated entity where there is a joint and several guarantee, we often have a reimbursement agreement with our partner. The reimbursement agreement provides that neither party is responsible for more than its proportionate share of the guarantee. However, if our joint venture partner does not have adequate financial resources to meet its obligations under the reimbursement agreement, we may be liable for more than our proportionate share, up to our maximum exposure, which is the full amount covered by the joint and several guarantee.

The summary of our net recourse exposure related to our unconsolidated entities was as follows:

	November 30,
	2007	2006
	(In thousands)
Sole recourse debt	$—	18,920
Several recourse debt—repayment	123,022	163,508
Several recourse debt—maintenance	355,513	560,823
Joint and several recourse debt—repayment	263,364	64,473
Joint and several recourse debt—maintenance	291,727	956,682

Lennar’s maximum recourse exposure	1,033,626	1,764,406
Less joint and several reimbursement agreements with Lennar’s partners	(238,692)	(661,486)

Lennar’s net recourse exposure	$794,934	1,102,920

The maintenance amounts above are our maximum exposure to loss from maintenance guarantees, which assumes that the fair value of the underlying collateral is zero because it does not take into account the underlying value of the collateral.

As amended, our Credit Facility requires us to reduce the recourse debt of joint ventures in which we have investments by $300 million during our 2008 fiscal year and by an additional $200 million (for a total of $500 million) by the end of fiscal 2009.

In addition, we and/or our partners occasionally grant liens on our respective interests in an unconsolidated entity in order to help secure a loan to that entity. When we and/or our partners provide guarantees, the unconsolidated entity generally receives more favorable terms from its lenders than would otherwise be available to it. In a repayment guarantee, we and our venture partners guarantee repayment of a portion or all of the debt in the event of a default before the lender would have to exercise its rights against the collateral. The maintenance guarantees only apply if the value of the collateral (generally land and improvements) is less than a specified percentage of the loan balance. If we are required to make a payment under a maintenance guarantee to bring the value of the collateral above the specified percentage of the loan balance, the payment may constitute a capital contribution or loan to the unconsolidated entity and increase our share of any funds the unconsolidated entity distributes. During the year ended November 30, 2007, amounts paid under our maintenance guarantees were $84.1 million. During the year ended November 30, 2006, we did not make any material payments under maintenance guarantees. In accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, as of November 30, 2007, the fair values of the maintenance guarantees and repayment guarantees were not material. We believe that as of November 30, 2007, if there was an occurrence of a triggering event or condition under a guarantee, the collateral should be sufficient to repay a significant portion of the obligation or in certain circumstances, partners may be requested to contribute additional capital into the venture.

In many of the loans to unconsolidated entities, we and another entity or entities generally related to our subsidiary’s joint venture partner(s), have been required to give guarantees of completion to the lenders. Those completion guarantees may require that the guarantors complete the construction of the improvements for which the financing was obtained. If the construction was to be done in phases, very often the guarantee is to complete only the phases as to which construction has already commenced and for which loan proceeds were used. Under many of the completion guarantees, the guarantors are permitted, under certain circumstances, to use undisbursed loan proceeds to satisfy the completion of obligations, and in many of those cases, pay interest only on those funds, with no repayment of the principal of such funds required.

The total debt of the unconsolidated entities was as follows:

	November 30,
	2007	2006
	(In thousands)
Lennar’s net recourse exposure	$794,934	1,102,920
Reimbursement agreements from partners	238,692	661,486
Partner several recourse	465,641	930,177
Non-recourse land seller debt or other debt	202,048	259,191
Non-recourse debt with completion guarantees	1,432,880	948,438
Non-recourse debt without completion guarantees	1,982,475	1,099,413

Total debt	$5,116,670	5,001,625

Some of the unconsolidated entities’ debt arrangements contain certain financial covenants. As market conditions deteriorated in the year ended November 30, 2007, we closely monitored these covenants and the unconsolidated entities’ ability to comply with them. In these difficult market conditions, some of the unconsolidated entities may have to request of their lenders waivers or amendments to debt agreements so that the unconsolidated entities would remain in compliance with such covenants. Additionally, we may have to extend or refinance the debt of our unconsolidated entities if the operations of the unconsolidated entities are not on track to meet their projected cash flows.

Summarized financial information on a combined 100% basis related to unconsolidated entities in which we had investments that are accounted for by the equity method was as follows:

Balance Sheets	November 30,
	2007	2006
	(In thousands)
Assets:
Cash	$301,468	276,501
Inventories	7,941,835	8,955,567
Other assets	827,208	868,073

	$9,070,511	10,100,141

Liabilities and equity:
Accounts payable and other liabilities	$1,214,374	1,387,745
Debt	5,116,670	5,001,625
Equity of:
Lennar	934,271	1,447,178
Others	1,805,196	2,263,593

	$9,070,511	10,100,141

Debt to total capital of our unconsolidated entities is calculated as follows:

	November 30,
	2007	2006
	(Dollars in thousands)
Debt	$5,116,670	5,001,625
Equity	2,739,467	3,710,771

Total capital	$7,856,137	8,712,396

Debt to total capital of our unconsolidated entities	65.1%	57.4%

As of November 30, 2007, debt-to-total capital of our unconsolidated entities, excluding our LandSource joint venture, was 61.1%, compared to 59.2% at November 30, 2006.

Statements of Operations and Selected Information	Years Ended November 30,
	2007	2006	2005
	(Dollars in thousands)
Revenues	$2,060,279	2,651,932	2,676,628
Costs and expenses:	3,075,696	2,588,196	2,020,470

Net earnings (loss) of unconsolidated entities	$(1,015,417)	63,736	656,158

Our share of net earnings (loss) (1)	$(353,946)	24,918	241,631
Our share of net earnings (loss)—recognized (1)	$(362,899)	(12,536)	133,814
Our cumulative share of net earnings—deferred at November 30	$34,731	99,360	151,182
Our investments in unconsolidated entities	$934,271	1,447,178	1,282,686
Equity of the unconsolidated entities	$2,739,467	3,710,771	3,334,549

Our investment % in the unconsolidated entities	34.1%	39.0%	38.5%

(1)	For the years ended November 30, 2007 and 2006, our share of net earnings (loss) recognized from unconsolidated entities includes $364.2 million and $126.4 million, respectively, of our share of SFAS 144 valuation adjustments related to assets of the unconsolidated entities. There were no SFAS 144 valuation adjustments related to assets of the unconsolidated entities for the year ended November 30, 2005.

In February 2007, our LandSource joint venture admitted MW Housing Partners as a new strategic partner. As part of the transaction, the joint venture obtained $1.6 billion of non-recourse financing, which consisted of a $200 million five-year Revolving Credit Facility, a $1.1 billion six-year Term Loan B Facility and a $244 million seven-year Second Lien Term Facility. The transaction resulted in a cash distribution to us of $707.6 million. As a result, our ownership in LandSource was reduced to 16%. As a result of the recapitalization, we recognized a pretax financial statement gain of $175.9 million during the year ended November 30, 2007 and could potentially recognize additional profits in future years, in addition to profits from our continuing ownership interest. During the year ended November 30, 2007, we recognized $24.7 million of profit deferred at the time of the recapitalization of the LandSource joint venture in management fees and other income (expense), net.

Option Contracts

In our homebuilding operations, we have access to land through option contracts, which generally enables us to control portions of properties owned by third parties (including land funds) and unconsolidated entities until we have determined whether to exercise the option.

A majority of our option contracts require a non-refundable cash deposit or irrevocable letter of credit based on a percentage of the purchase price of the land. These option deposits generally approximate 10% of the exercise price. Our option contracts sometimes include price escalators, which adjust the purchase price of the land to its approximate fair value at time of the acquisition or is based on market value at the time of takedown. The exercise periods of our option contracts generally range from one-to-ten years.

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

Some option contracts contain a predetermined take-down schedule for the optioned land parcels. However, in almost all instances, we are not required to purchase land in accordance with those take-down schedules. In substantially all instances, we have the right and ability to not exercise our option and forfeit our deposit without further penalty, other than termination of the option and loss of any unapplied portion of our deposit and pre-acquisition costs. Therefore, in substantially all instances, we do not consider the take-down price to be a firm contractual obligation.

When we intend not to exercise an option, we write-off any deposit and pre-acquisition costs associated with the option contract. For the years ended November 30, 2007 and 2006, we wrote-off $530.0 million and $152.2 million, respectively, of option deposits and pre-acquisition costs related to 36,900 homesites and 24,200 homesites, respectively, under option that we do not intend to purchase.

The table below indicates the number of homesites owned and homesites to which we had access through option contracts with third parties (“optioned”) or unconsolidated joint ventures in which we have investments (“JVs”) (i.e., controlled homesites) for each of our homebuilding segments and Homebuilding Other at November 30, 2007 and 2006:

November 30, 2007	Controlled Homesites			Owned Homesites	Total Homesites
	Optioned	JVs	Total
East	14,888	14,091	28,979	24,014	52,993
Central	5,783	16,373	22,156	14,919	37,075
West	1,243	30,800	32,043	15,300	47,343
Other	963	1,729	2,692	8,568	11,260

Total homesites	22,877	62,993	85,870	62,801	148,671

November 30, 2006	Controlled Homesites			Owned Homesites	Total Homesites
	Optioned	JVs	Total
East	42,733	17,898	60,631	36,169	96,800
Central	27,435	30,815	58,250	21,887	80,137
West	17,959	43,789	61,748	22,390	84,138
Other	6,631	2,019	8,650	11,879	20,529

Total homesites	94,758	94,521	189,279	92,325	281,604

We evaluated all option contracts for land when entered into or upon a reconsideration event to determine whether we are the primary beneficiary of certain of these option contracts. Although we do not have legal title to the optioned land, under FIN 46(R), if we are deemed to be the primary beneficiary, we are required to consolidate the land under option at the purchase price of the optioned land. During the years ended November 30, 2007 and 2006, the effect of the consolidation entries associated with these option contracts was an increase of $345.3 million and $548.7 million, respectively, to consolidated inventory not owned with a corresponding increase to liabilities related to consolidated inventory not owned in our consolidated balance sheets as of November 30, 2007 and 2006. In addition, in 2007, we reclassified $525.0 million from inventory to consolidated inventory not owned as a result of the land transaction with Morgan Stanley Real Estate Fund II, L.P. This increase was partially offset by the exercising of our options to acquire land under certain contracts previously consolidated under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, (“FIN 46R”) and deconsolidation of certain option contracts, resulting in a net increase in consolidated inventory not owned of $447.3 million. To reflect the purchase price of the inventory consolidated under FIN 46R, we reclassified $65.6 million of related option deposits from land under development to consolidated inventory not owned in the accompanying consolidated balance sheet as of November 30, 2007. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and our cash deposits.

At November 30, 2007 and 2006, our exposure to loss related to our option contracts with third parties and unconsolidated entities consisted of our non-refundable deposits and pre-acquisition costs totaling $317.1 million and $785.9 million, respectively, and $193.3 million and $553.4 million, respectively, of letters of credit posted in lieu of cash deposits.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations at November 30, 2007:

Contractual Obligations		Payments Due by Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(In thousands)
Homebuilding—Senior notes and other debts payable	$2,295,436	90,229	610,105	249,516	1,345,586
Financial services—Notes and other debts payable	541,437	541,306	95	25	11
Interest commitments under interest bearing debt*	682,886	136,619	222,109	170,123	154,035
Operating leases	201,213	71,053	78,673	37,924	13,563

Total contractual cash obligations	$3,720,972	839,207	910,982	457,588	1,513,195

*	Interest commitments on variable interest-bearing debt are determined based on the interest rate as of November 30, 2007.

We are subject to the usual obligations associated with entering into contracts (including option contracts) for the purchase, development and sale of real estate in the routine conduct of our business. Option contracts for the purchase of land generally enable us to defer acquiring portions of properties owned by third parties and unconsolidated entities until we have determined whether to exercise our option. This reduces our financial risk associated with land holdings. At November 30, 2007, we had access to 85,870 homesites through option contracts with third parties and unconsolidated entities in which we have investments. At November 30, 2007, we had $317.1 million of non-refundable option deposits and pre-acquisition costs related to certain of these homesites and $193.3 million of letters of credit posted in lieu of cash deposits under certain option contracts.

At November 30, 2007, we had letters of credit outstanding in the amount of $814.4 million (including the $193.3 million of letters of credit discussed above). These letters of credit are generally posted either with regulatory bodies to guarantee our performance of certain development and construction activities or in lieu of cash deposits on option contracts. Additionally, we had outstanding performance and surety bonds related to site improvements at various projects of $1.6 billion. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all of the development and construction activities are completed. We do not believe there will be any draws upon these bonds, but if there were any, we do not believe they would have a material effect on our consolidated financial statements.

Our Financial Services segment had a pipeline of loan applications in process of $1.2 billion at November 30, 2007. Loans in process for which interest rates were committed to the borrowers and builder commitments for loan programs totaled $209.7 million as of November 30, 2007. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers or because borrowers may not meet certain criteria at the time of closing, the total commitments do not necessarily represent future cash requirements.

Our Financial Services segment uses mandatory mortgage-backed securities (“MBS”) forward commitments, option contracts and investor commitments to hedge our mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk is managed by entering into MBS forward commitments, option contracts with investment banks, federally regulated bank affiliates and loan sales transactions with permanent investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At November 30, 2007, we had open commitments amounting to $281.0 million to sell MBS with varying settlement dates through January 2008.

The following sections discuss economic conditions, market and financing risk, seasonality and interest rates and changing prices that may have an impact on our business:

Economic Conditions

Throughout 2007, market conditions in the homebuilding industry continued to deteriorate. This market deterioration was driven primarily by a decline in consumer confidence and increased volatility in the mortgage market, resulting in higher than normal cancellation rates (30% and 29%, respectively, in 2007 and 2006) and lower net new orders (new orders were down 39% and 3%, respectively, in 2007 and 2006) for our company. Therefore, we made greater use of sales incentives ($48,000 per home delivered in 2007, compared to $32,000 per home delivered in 2006) to generate sales, which resulted in lower inventory levels. A continued decline in the prices for new homes could adversely affect our revenues and margins, as well as the carrying value of our inventory and other investments.

Market and Financing Risk

We finance our contributions to JVs, land acquisition and development activities, construction activities, financial services activities and general operating needs primarily with cash generated from operations and public debt issuances, as well as cash borrowed under our revolving credit facility and borrowings under our warehouse lines of credit. We also purchase land under option agreements, which enables us to control homesites until we have determined whether to exercise the option. The financial risks of adverse market conditions associated with land holdings are managed by what we believe to be prudent underwriting of land purchases in areas we view as desirable growth markets, careful management of the land development process and, until 2007, limitation of risks by using partners to share the costs of purchasing and developing land, as well as obtaining access to land through option contracts.

Seasonality

We have historically experienced variability in our results of operations from quarter-to-quarter due to the seasonal nature of the homebuilding business. Due to deteriorating market conditions, we are currently focusing our efforts, in all quarters, on inventory management in order to deliver inventory and generate cash.

Interest Rates and Changing Prices

Inflation can have a long-term impact on us because increasing costs of land, materials and labor result in a need to increase the sales prices of homes. In addition, inflation is often accompanied by higher interest rates, which can have a negative impact on housing demand and the costs of financing land development activities and housing construction. Rising interest rates, as well as increased materials and labor costs, may reduce gross margins. An increase in material and labor costs, along with a decrease in home sales price in 2007 compared to the appreciation in homes sales prices in previous years, have contributed to lower gross margins and significant inventory valuation adjustments. In recent years, the increases in these costs have followed the general rate of inflation and hence have not had a significant adverse impact on us. In addition, deflation can impact the value of real estate and make it difficult for us to recover our land costs. Therefore, either inflation or deflation could adversely impact our future results of operations.

New Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 provides interpretive guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for us on December 1, 2007. The adoption of FIN 48 is expected to result in a charge of approximately $30 million to our retained earnings as of December 1, 2007.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for our financial assets and liabilities on December 1, 2007. The FASB has proposed a deferral of the provisions of SFAS 157 relating to nonfinancial assets and liabilities that would delay implementation by us until December 1, 2008. SFAS 157 is not expected to materially affect how we determine fair value, but may result in certain additional disclosures.

In November 2006, the FASB issued Emerging Issues Task Force Issue No. 06-8, Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66 for Sales of Condominiums, (“EITF 06-8”). EITF 06-8 establishes that a company should evaluate the adequacy of the buyer’s continuing investment in determining whether to recognize profit under the percentage-of-completion method. EITF 06-8 is effective for our fiscal year beginning December 1, 2007. The adoption of EITF 06-8 is not expected to be material to our consolidated financial statements.

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities–Including an amendment of FASB Statement No. 115, (“SFAS 159”). SFAS 159 permits companies to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for us on December 1, 2007. We did not elect the fair value option for any of our existing financial instruments on the effective date and have not determined whether or not we will elect this option for any eligible financial instruments we acquire in the future.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS 160 is effective for our fiscal year beginning December 1, 2009. We will evaluate the impact the adoption of SFAS 160 will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. SFAS 141R expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. SFAS 141R is effective for our fiscal year beginning December 1, 2009. We do not expect the adoption of SFAS 141R to have a material effect on our consolidated financial statements.

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

Homebuilding Operations

Revenue Recognition

Revenues from sales of homes are recognized when sales are closed and title passes to the new homeowner, the new homeowner’s initial and continuing investment is adequate to demonstrate a commitment to pay for the home, the new homeowner’s receivable is not subject to future subordination and we do not have a substantial continuing involvement with the new home in accordance with SFAS No. 66, Accounting for Sales of Real Estate, (“SFAS 66”). Revenues from sales of land are recognized when a significant down payment is received, the earnings process is complete, title passes and collectibility of the receivable is reasonably assured. We believe that the accounting policy related to revenue recognition is a critical accounting policy because of the significance of revenue.

Inventories

Inventories are stated at cost unless the inventory within a community is determined to be impaired, in which case the impaired inventory is written down to fair value. Inventory costs include land, land development and home construction costs, real estate taxes, deposits on land purchase contracts and interest related to development and construction. We review inventories for impairment during each reporting period on a community by community basis. SFAS 144 requires that if the undiscounted cash flows expected to be generated by an asset are less than its carrying amount, an impairment charge should be recorded to write down the carrying amount of such asset to its fair value.

In conducting our review for indicators of impairment on a community level, we evaluate, among other things, the margins on homes that have been delivered, margins under sales contracts in backlog, projected margins with regard to future home sales over the life of the community, projected margins with regard to future land sales, and the fair value of the land itself. We pay particular attention to communities in which inventory is moving at a slower than anticipated absorption pace and communities whose average sales price and/or margins are trending downward and are anticipated to continue to trend downward. From this review we identify communities whose carrying values exceed their undiscounted cash flows.

We estimate the fair value of our communities using a discounted cash flow model. These projected cash flows for each community are significantly impacted by estimates related to market supply and demand, product type by community, homesite sizes, sales pace, sales prices, sales incentives, construction costs, sales and marketing expenses, the local economy, competitive conditions, labor costs, costs of materials and other factors for that particular community. The determination of fair value also requires discounting the estimated cash flows at a rate commensurate with the inherent risks associated with the assets and related estimated cash flow streams. The discount rate used in determining each asset’s fair value depends on the community’s projected life and development stage. We generally use discount rates ranging from 15% to 20% depending on the perceived risks associated with the community’s cash flow streams relative to its inventory. For example, construction in progress inventory which is closer to completion will generally require a lower discount rate than land under development in communities consisting of multiple phases spanning several years of development.

We estimate fair values of inventory evaluated for impairment under SFAS 144 based on current market conditions and current assumptions made by management, which may differ materially from actual results if market conditions change. For example, further market deterioration may lead to us incurring additional impairment charges on previously impaired inventory, as well as on inventory not currently impaired but for which indicators of impairment may arise if further market deterioration occurs.

We also have access to land inventory through option contracts, which generally enables us to defer acquiring portions of properties owned by third parties and unconsolidated entities until we have determined whether to exercise our option. A majority of our option contracts require a non-refundable cash deposit or irrevocable letter of credit based on a percentage of the purchase price of the land. Our option contracts are recorded at cost. In determining whether to walk-away from an option contract, we evaluate the option primarily based upon the expected cash flows from the property that is the subject of the option. If we intend to walk-away from an option contract, we record a charge to earnings in the period such decision is made for the deposit amount and related pre-acquisition costs associated with the option contract.

We believe that the accounting related to inventory valuation and impairment is a critical accounting policy because: (1) assumptions inherent in the valuation of our inventory are highly subjective and susceptible to change and (2) the impact of recognizing impairments on our inventory could be material to our consolidated financial statements. Our evaluation of inventory impairment, as discussed above, includes many assumptions. The critical assumptions include the timing of the home sales within a community, management projections of selling prices and costs and the discount rate applied to estimate the fair value of the homesites within a community on the balance sheet date. Our assumptions on the timing of home sales are critical because the homebuilding industry has historically been cyclical and sensitive to changes in economic conditions such as interest rates, credit availability, unemployment levels and consumer sentiment. Changes in these economic conditions could materially affect the projected sales price, costs to develop the homesites and/or absorption rate in a community. Our assumptions on discount rates are critical because the selection of a discount rate affects the estimated fair value of the homesites within a community. A higher discount rate reduces the estimated fair value of the homesites within the community, while a lower discount rate increases the estimated fair value of the homesites within a community. Because of changes in economic and market conditions and assumptions and estimates required of management in valuing inventory during changing market conditions, actual results could differ materially from management’s assumptions and may require material inventory impairment charges to be recorded in the future.

During the years ended November 30, 2007, 2006 and 2005, we recorded $2.4 billion, $501.8 million and $20.5 million, respectively, of inventory adjustments, which included $747.8 million and $280.5 million, respectively, in 2007 and 2006, of valuation adjustments to finished homes, construction in progress and land on which we intend to build homes (no adjustments in 2005), $1.2 billion, $69.1 million and $5.4 million, respectively, in 2007, 2006 and 2005, of valuation adjustments to land we intend to sell to third parties and $530.0 million, $152.2 million and $15.1 million, respectively, in 2007, 2006 and 2005 of write-offs of deposits and pre-acquisition costs. The $1.2 billion of valuation adjustments recorded in 2007 to land we intend to sell to third parties includes $740.4 million of SFAS 144 valuation adjustments related to the portfolio of land we sold to our strategic land investment venture with Morgan Stanley Real Estate Fund II, L.P., an affiliate of Morgan

Stanley & Co., Inc., which was formed in November 2007. The valuation adjustments were calculated based on current market conditions and current assumptions made by management, which may differ materially from actual results if market conditions change. See Note 4 of the notes to our consolidated financial statements included in Item 8 of this document for details related to valuation adjustments and write-offs by reportable segment and homebuilding other.

Warranty Costs

Although we subcontract virtually all aspects of construction to others and our contracts call for the subcontractors to repair or replace any deficient items related to their trades, we are primarily responsible to correct any deficiencies. Additionally, in some instances, we may be held responsible for the actions of or losses incurred by subcontractors. Warranty reserves are established at an amount estimated to be adequate to cover potential costs for materials and labor with regard to warranty-type claims expected to be incurred subsequent to the delivery of a home. Reserves are determined based upon historical data and trends with respect to similar product types and geographical areas. We believe the accounting estimate related to the reserve for warranty costs is a critical accounting estimate because the estimate requires a large degree of judgment.

At November 30, 2007, the reserve for warranty costs was $164.8 million. While we believe that the reserve for warranty costs is adequate, there can be no assurances that historical data and trends will accurately predict our actual warranty costs. Additionally, there can be no assurances that future economic or financial developments might not lead to a significant change in the reserve.

Investments in Unconsolidated Entities

We frequently invest in entities that acquire and develop land for sale to us in connection with our homebuilding operations or for sale to third parties. Our partners generally are unrelated homebuilders, land owners/developers and financial or other strategic partners.

Most of the unconsolidated entities through which we acquire and develop land are accounted for by the equity method of accounting because we are not the primary beneficiary, as defined under FIN 46R, and we have a significant, but less than controlling, interest in the entities. We record our investments in these entities in our consolidated balance sheets as “Investments in Unconsolidated Entities” and our pro-rata share of the entities’ earnings or losses in our consolidated statements of operations as “Equity in Earnings (Loss) from Unconsolidated Entities,” as described in Note 6 of the notes to our consolidated financial statements. Advances to these entities are included in the investment balance.

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

As of November 30, 2007, we believe that the equity method of accounting is appropriate for our investments in unconsolidated entities where we are not the primary beneficiary and we do not have a controlling interest, but rather share control with our partners. At November 30, 2007, the unconsolidated entities in which we had investments had total assets of $9.1 billion and total liabilities of $6.3 billion.

We evaluate our investments in unconsolidated entities for impairment during each reporting period in accordance with APB 18. A series of operating losses of an investee or other factors may indicate that a decrease in the value of our investment in the unconsolidated entity has occurred which is other-than-temporary. The amount of impairment recognized is the excess of the investment’s carrying value over its estimated fair value.

The evaluation of our investment in unconsolidated entities includes two critical assumptions: (1) projected future distributions from the unconsolidated entities and (2) discount rates applied to the future distributions.

Our assumptions on the projected future distributions from the unconsolidated entities are dependent on market conditions. Specifically, distributions are dependent on cash to be generated from the sale of inventory by the unconsolidated entities. Such inventory is also reviewed for potential impairment by the unconsolidated entities in accordance with SFAS 144. The unconsolidated entities generally use discount rates ranging from 15% to 20% in their SFAS 144 reviews for impairment. If a valuation adjustment is recorded by an unconsolidated entity in accordance with SFAS 144, our proportionate share of it is reflected in our equity in earnings (loss) from unconsolidated entities with a corresponding decrease to our investment in unconsolidated entities. In certain instances, we may be required to record additional losses relating to our investment in unconsolidated entities under APB 18; such losses are included in management fees and other income (expense), net. We believe our assumptions on the projected future distributions from the unconsolidated entities are critical because the operating results of the unconsolidated entities from which the projected distributions are derived are dependent on the status of the homebuilding industry, which has historically been cyclical and sensitive to changes in economic conditions such as interest rates, credit availability, unemployment levels and consumer sentiment. Changes in these economic conditions could materially affect the projected operational results of the unconsolidated entities from which the distributions are derived.

We believe our assumptions on discount rates are also critical accounting policies because the selection of the discount rates also affects the estimated fair value of our investment in unconsolidated entities. A higher discount rate reduces the estimated fair value of our investment in unconsolidated entities, while a lower discount rate increases the estimated fair value of its investment in unconsolidated entities. Because of changes in economic conditions, actual results could differ materially from management’s assumptions and may require material valuation adjustments to our investments in unconsolidated entities to be recorded in the future.

During the years ended November 30, 2007 and 2006, we recorded $496.4 million and $140.9 million, respectively, of adjustments to our investments in unconsolidated entities, which included $364.2 million and $126.4 million, respectively, in 2007 and 2006, of SFAS 144 valuation adjustments related to assets of the unconsolidated investments and $132.2 million and $14.5 million, respectively, in 2007 and 2006, of valuation adjustments to investments in unconsolidated entities in accordance with APB 18. We did not record any adjustments to our investments in unconsolidated entities related to SFAS 144 valuation adjustments or APB 18 during 2005. These valuation adjustments were calculated based on current market conditions and assumptions made by management, which may differ materially from actual results if market conditions change. See Note 4 of the notes to our consolidated financial statements included in Item 8 of this document for details related to valuation adjustments and write-offs by reportable segment and homebuilding other.

Financial Services Operations

Revenue Recognition

Loan origination revenues, net of direct origination costs, and gains and losses from the sale of loans and loan servicing rights are recognized when the loans are sold and shipped to an investor. Premiums from title insurance policies are recognized as revenue on the effective dates of the policies. Escrow fees are recognized at the time the related real estate transactions are completed, usually upon the close of escrow. Interest income on loans held-for-sale and loans held-for-investment is recognized as earned over the terms of the mortgage loans based on the contractual interest rates. In all circumstances, we do not recognize revenue until the earnings process is complete and collectibility of the receivable is reasonably assured. We believe that the accounting policy related to revenue recognition is a critical accounting policy because of the significance of revenue.

Allowance for Loan and Other Losses

We provide an allowance for loan losses by taking into consideration various factors such as past loan loss experience, present economic conditions and other factors considered relevant by management. Anticipated changes in economic conditions, which may influence the level of the allowance, are considered in the evaluation by management when the likelihood of the changes can be reasonably determined. This analysis is based on judgments and estimates and may change in response to economic developments or other conditions that may influence borrowers’ financial conditions or prospects. At November 30, 2007, the allowance for loan losses was $11.1 million, compared to $1.8 million at November 30, 2006. While we believe that the 2007 year-end allowance is adequate, particularly in view of the fact that we usually sell the loans in the secondary mortgage market on a non-recourse basis within 60 days after we originate them, remaining liable for certain representations and warranties, there can be no assurances that further deterioration in the housing market, future economic or financial developments, including general interest rate increases or a slowdown in the economy, might not lead to increased provisions to the allowance or a higher occurrence of loan charge-offs. This allowance requires management’s judgment and estimate. For these reasons, we believe that the accounting estimate related to the allowance for loan losses is a critical accounting estimate.

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

Homebuilding and Financial Services Operations

Goodwill

Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in business combinations. Evaluating goodwill for impairment involves the determination of the fair value of our reporting units in which we have recorded goodwill. A reporting unit is a component of an operating segment for which discrete financial information is available and reviewed by management on a regular basis. Inherent in the determination of fair value of our reporting units are certain estimates and judgments, including the interpretation of current economic indicators and market valuations as well as our strategic plans with regard to our operations. To the extent additional information arises or our strategies change, it is possible that our conclusion regarding goodwill impairment could change, which could have a material effect on our financial position and results of operations. For these reasons, we believe that the accounting estimate related to goodwill impairment is a critical accounting estimate.

We review goodwill annually (or whenever indicators of impairment exist) for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”). The continued deterioration in market conditions as a result of tightening mortgage credit standards and other factors led to SFAS 144 and APB 18 impairments and a significant decline in our market capitalization; thus, we reviewed goodwill for impairment in both our third and fourth quarters of 2007. During the third quarter of 2007, we recorded a goodwill impairment charge of $16.5 million related to our homebuilding operations. Our third quarter goodwill impairment charge related primarily to specific acquisitions made during the peak homebuilding years (2003 to 2005) in Homebuilding Other and the Homebuilding Central reportable segment. To the extent goodwill resulted from acquisitions during the peak homebuilding years, it increased the likelihood of a goodwill impairment charge at those reporting units due to the premium values we paid for the respective land positions of such acquired companies. Conversely, to the extent that goodwill resulted from acquisitions prior to the peak homebuilding years, it decreased the likelihood of a goodwill impairment charge in those divisions because there could be significant declines in values without reducing the fair values of the companies below what they were when the companies were acquired. In addition, both Homebuilding Other and the Homebuilding Central reportable segment have generally underperformed in comparison to the Homebuilding East and Homebuilding West reportable segments.

We also performed our annual impairment test of goodwill in the fourth quarter of 2007 and wrote-off the remaining recorded goodwill of $173.7 million related to our homebuilding operations. The goodwill impairment related to our homebuilding operations in the fourth quarter was due to a significant decline in the estimated fair value of our reporting units subsequent to our third quarter, which resulted from significant deterioration in market conditions and a decrease in our stock price during that period. Our Financial Services’ segment goodwill has not been impaired. We did not record impairment charges during the years ended November 30, 2006 and 2005. As of November 30, 2007 and 2006, there were no material identifiable intangible assets, other than goodwill.

We use an equally weighted combination of the income and market approaches to determine the fair value of our reporting units when performing our impairment test of goodwill in accordance with SFAS 142.

The income approach establishes fair value by methods which discount or capitalize earnings and/or cash flow by a discount or capitalization rate that reflects market rate of return expectations, market conditions and the risk of the relative investment. We use a discounted cash flow method when applying the income approach. This analysis includes operating income, interest expense, taxes, incremental working capital and long-term debt, as well as other factors. The projections used in the analysis are for a five-year period and represent what we consider to be normalized earnings.

The market approach establishes fair value by comparing our company to other publicly traded guideline companies or by analysis of actual transactions of similar businesses or assets sold. Two methods are commonly considered under the market approach. The market comparison method is based on the stock prices of guideline publicly traded companies that are in the same industry as the company being valued, while the comparative transaction method is based on the actual sale of similar companies. We use the market comparison method when applying the market approach, due to the availability of information relative to our company’s guideline companies and the lack of recent sales of similar companies. Using the market comparison method, we performed qualitative and quantitative analysis on each of our guideline companies, including evaluating their market capitalization, to assess their strengths and weaknesses and compared them to our company. After assessing the risk differences, we estimated the guideline company multiples to properly reflect the risk profile of our company. After review of the guideline companies as compared to our company and completing an analysis based on both the equity method of valuation and the invested capital method of valuation, we concluded that the invested capital method of valuation was a reasonable basis for estimating our company’s fair value. One of the primary factors in our determination to use the invested capital method of valuation was the fact that our capital structure appeared to have less debt as a percentage of capital than the guideline companies selected.

In determining the fair value of our reporting units under the income approach, our expected cash flows are affected by various assumptions. The most significant assumptions affecting our expected cash flows are the discount rate, projected revenue growth rate and operating profit margin.

There are also various assumptions used under the market approach that affect the valuation of our reporting units. The most significant assumptions are the market multiples and control premium. In estimating the fair value of our company under the market approach, we used two key multiples: 1) market value of invested capital to book value of capital and 2) market value of invested capital to revenues. A control premium represents the value an investor would pay above minority interest transaction prices in order to obtain a controlling interest in the respective company.

As noted above, we use an equally weighted combination of the income and market approach to determine the fair value of our reporting units. We assign an equal weight to the respective methods as they are both acceptable valuation approaches in determining the fair value of a business, and they both attempt to consider the entire value of a business from either an income stream or comparable market value.

At November 30, 2007 and 2006, goodwill was $61.2 million and $257.8 million, respectively. Our goodwill of $61.2 million at November 30, 2007 relates to our Financial Services segment. We wrote-off our entire homebuilding goodwill and only have $61.2 million of goodwill remaining on our balance sheet related to our Financial Services segment, whose fair value using an equally weighted combination of the income and market approach exceeded the carrying value of the segment’s net assets by approximately $225 million as of November 30, 2007. Therefore, the impact of a change in our significant underlying assumptions +/- 1% would not result in a materially different fair value.

Valuation of Deferred Tax Assets

We record income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and attributable to operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which the temporary differences are expected to be recovered or paid. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period when the changes are enacted.

SFAS 109, Accounting for Income Taxes, (“SFAS 109”) requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance, if based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets are assessed periodically based on the SFAS 109 more-likely-than-not realization threshold criterion. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with operating loss and tax credit carryforwards not expiring unused, and tax planning alternatives.

Our analysis of the need for a valuation allowance recognizes that while we have incurred a cumulative loss over our evaluation period, a substantial loss was incurred in the current year. However, a substantial portion of the current loss was the result of the difficult current market conditions that led to the impairments of certain tangible assets as well as goodwill. Consideration has also been given to the lengthy period over which these net deferred tax assets can be realized, and our history of not having Federal tax loss carryforwards expire unused.

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

At November 30, 2007 and 2006, our net deferred tax asset was $746.9 million and $307.2 million, respectively. Based on our assessment, it appears more likely than not that the net deferred tax asset will be realized through future taxable earnings. If results are less than projected and there is no objectively verifiable evidence to support the realization of our deferred tax asset, a substantial valuation allowance may be required to reduce the deferred tax assets. However, currently no valuation allowance has been established for our deferred tax assets. We will continue to assess the need for a valuation allowance in the future.

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

Prior to December 1, 2005, we accounted for stock option awards granted under our share-based payment plans in accordance with the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related Interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”). Share-based employee compensation expense was not recognized in our consolidated statements of operations prior to December 1, 2005, as all stock option awards granted under the plans had an exercise price equal to or greater than the market value of the common stock on the date of the grant. Effective December 1, 2005, we adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”) using the modified-prospective-transition method. Under this transition method, compensation expense recognized during 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of, December 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to December 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified-prospective-transition method, results for prior periods have not been restated. The impact of SFAS 123R on diluted earnings (loss) per share for the years ended November 30, 2007 and 2006 was $0.08 per share and $0.11 per share, respectively.

We believe that the accounting estimate for share based payments is a critical accounting estimate because the calculation of share-based employee compensation expense involves estimates that require management’s judgments. These estimates include the fair value of each of our stock option awards, which are estimated on the date of grant using a Black-Scholes option-pricing model as discussed in Note 16 of the notes to our consolidated financial statements included under Item 8 of this document. The fair value of our stock option awards, which are subject to graded vesting, is expensed on a straight-line basis over the vesting life of the options. Expected volatility is based on an average of (1) historical volatility of our stock and (2) implied volatility from traded options on our stock. The risk-free rate for periods within the contractual life of the stock option award is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the stock option award is granted with a maturity equal to the expected term of the stock option award granted. We use historical data to estimate stock option exercises and forfeitures within our valuation model. The expected life of stock option awards granted is derived from historical exercise experience under our share-based payment plans and represents the period of time that stock option awards granted are expected to be outstanding.

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

We are exposed to market risks related to fluctuations in interest rates on our investments, debt obligations, loans held-for-sale and loans held-for-investment. We utilize forward commitments and option contracts to mitigate the risks associated with our mortgage loan portfolio.

The table on the following page provides information at November 30, 2007 about our significant financial instruments that are sensitive to changes in interest rates. For loans held-for-sale, loans held-for-investment and investments held-to-maturity, senior notes and other debts payable and notes and other debts payable, the table presents principal cash flows and related weighted average effective interest rates by expected maturity dates and estimated fair values at November 30, 2007. Weighted average variable interest rates are based on the variable interest rates at November 30, 2007.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and Notes 1 and 18 of the notes to consolidated financial statements in Item 8 for a further discussion of these items and our strategy of mitigating our interest rate risk.

Information Regarding Interest Rate Sensitivity

Principal (Notional) Amount by

Expected Maturity and Average Interest Rate

November 30, 2007

	Years Ending November 30,					Thereafter	Total	Fair Value at November 30, 2007
	2008	2009	2010	2011	2012
	(Dollars in millions)
ASSETS
Financial services:
Loans held-for-sale, net:
Fixed rate	$—	—	—	—	—	281.5	281.5	281.5
Average interest rate	—	—	—	—	—	6.1%	6.1%	—
Variable rate	$—	—	—	—	—	12.0	12.0	12.0
Average interest rate	—	—	—	—	—	6.4%	6.4%	—
Loans held-for-investment and investments held-to-maturity:
Fixed rate	$162.7	5.5	4.5	0.5	0.6	17.9	191.7	192.4
Average interest rate	1.8%	9.3%	6.9%	9.8%	9.8%	9.4%	2.9%	—
Variable rate	$—	0.1	0.1	0.1	0.1	6.9	7.3	6.8
Average interest rate	—	8.0%	8.0%	8.0%	8.0%	8.0%	8.0%	—

LIABILITIES
Homebuilding:
Senior notes and other debts payable:
Fixed rate	$32.5	281.6	299.8	249.5	—	1,345.6	2,209.0	1,819.1
Average interest rate	2.3%	7.6%	5.1%	6.0%	—	5.8%	5.9%	—
Variable rate	$57.7	22.9	5.8	—	—	—	86.4	86.4
Average interest rate	7.3%	8.0%	8.0%	—	—	—	7.6%	—
Financial services:
Notes and other debts payable:
Variable rate	$541.3	0.1	—	—	—	—	541.4	541.4
Average interest rate	5.5%	6.9%	—	—	—	—	5.5%	—

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of November 30, 2007. The effectiveness of our internal control over financial reporting as of November 30, 2007 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Lennar Corporation

We have audited the internal control over financial reporting of Lennar Corporation and subsidiaries (the “Company”) as of November 30, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended November 30, 2007 of the Company and our report dated January 29, 2008 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Miami, Florida

January 29, 2008

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Lennar Corporation

We have audited the accompanying consolidated balance sheets of Lennar Corporation and subsidiaries (the “Company”) as of November 30, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended November 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Lennar Corporation and subsidiaries as of November 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of November 30, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 29, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Miami, Florida

January 29, 2008

LENNAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

November 30, 2007 and 2006

	2007	2006
	(In thousands, except per share amounts)
ASSETS
Homebuilding:
Cash	$642,467	661,662
Restricted cash	35,429	24,796
Receivables, net	207,691	159,043
Inventories:
Finished homes and construction in progress	2,180,670	4,447,748
Land under development	1,500,075	3,011,408
Consolidated inventory not owned	819,658	372,327

Total inventories	4,500,403	7,831,483
Investments in unconsolidated entities	934,271	1,447,178
Goodwill	—	196,638
Other assets	1,744,677	474,090

	8,064,938	10,794,890
Financial services	1,037,809	1,613,376

Total assets	$9,102,747	12,408,266

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable	$376,134	751,496
Liabilities related to consolidated inventory not owned	719,081	333,723
Senior notes and other debts payable	2,295,436	2,613,503
Other liabilities	1,129,791	1,590,564

	4,520,442	5,289,286
Financial services	731,658	1,362,215

Total liabilities	5,252,100	6,651,501
Minority interest	28,528	55,393
Stockholders’ equity:
Preferred stock	—	—
Class A common stock of $0.10 par value per share Authorized: 2007 and 2006—300,000 shares Issued: 2007—139,309 shares; 2006—136,886 shares	13,931	13,689
Class B common stock of $0.10 par value per share Authorized: 2007 and 2006—90,000 shares Issued: 2007—32,962 shares; 2006—32,874 shares	3,296	3,287
Additional paid-in capital	1,920,386	1,753,695
Retained earnings	2,496,933	4,539,137
Deferred compensation plan; 2007—36 Class A common shares and 4 Class B common shares; 2006—172 Class A common shares and 17 Class B common shares	(332)	(1,586)
Deferred compensation liability	332	1,586
Treasury stock, at cost; 2007—10,705 Class A common shares and 1,679 Class B common shares; 2006—9,951 Class A common shares and 1,653 Class B common shares	(610,366)	(606,395)
Accumulated other comprehensive loss	(2,061)	(2,041)

Total stockholders’ equity	3,822,119	5,701,372

Total liabilities and stockholders’ equity	$9,102,747	12,408,266

See accompanying notes to consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended November 30, 2007, 2006 and 2005

	2007	2006	2005
	(Dollars in thousands, except per share amounts)
Revenues:
Homebuilding	$9,730,252	15,623,040	13,304,599
Financial services	456,529	643,622	562,372

Total revenues	10,186,781	16,266,662	13,866,971

Costs and expenses:
Homebuilding (1)	12,189,077	14,677,565	11,215,244
Financial services	450,409	493,819	457,604
Corporate general and administrative	173,202	193,307	187,257

Total costs and expenses	12,812,688	15,364,691	11,860,105

Gain on recapitalization of unconsolidated entity	175,879	—	—
Goodwill impairments	190,198	—	—
Equity in earnings (loss) from unconsolidated entities (2)	(362,899)	(12,536)	133,814
Management fees and other income (expense), net (3)	(76,029)	66,629	98,952
Minority interest expense, net	1,927	13,415	45,030
Loss on redemption of 9.95% senior notes	—	—	34,908

Earnings (loss) from continuing operations before provision (benefit) for income taxes	(3,081,081)	942,649	2,159,694
Provision (benefit) for income taxes	(1,140,000)	348,780	815,284

Net earnings (loss) from continuing operations	(1,941,081)	593,869	1,344,410

Discontinued operations:
Earnings from discontinued operations before provision for income taxes	—	—	17,261
Provision for income taxes	—	—	6,516

Net earnings from discontinued operations	—	—	10,745

Net earnings (loss)	$(1,941,081)	593,869	1,355,155

Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$(12.31)	3.76	8.65
Earnings from discontinued operations	—	—	0.07

Net earnings (loss)	$(12.31)	3.76	8.72

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$(12.31)	3.69	8.17
Earnings from discontinued operations	—	—	0.06

Net earnings (loss)	$(12.31)	3.69	8.23

(1)	Homebuilding costs and expenses include $2.4 billion, $501.8 million and $20.5 million, respectively, of valuation adjustments for the years ended November 30, 2007, 2006 and 2005.
(2)	Equity in earnings (loss) from unconsolidated entities includes $364.2 million and $126.4 million, respectively, of SFAS 144 valuation adjustments related to assets of the Company’s investments in unconsolidated entities for the years ended November 30, 2007 and 2006. There were no SFAS 144 valuation adjustments related to assets of the Company’s investment in unconsolidated entities for the year ended November 30, 2005.
(3)	Management fees and other income (expense), net includes $132.2 million and $14.5 million, respectively, of APB 18 valuation adjustments to the Company’s investments in unconsolidated entities for the years ended November 30, 2007 and 2006. There were no APB 18 valuation adjustments to the Company’s investments in unconsolidated entities for the year ended November 30, 2005.

See accompanying notes to consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended November 30, 2007, 2006 and 2005

	2007	2006	2005
	(Dollars in thousands)
Class A common stock:
Beginning balance	$13,689	13,025	12,372
Conversion of convertible senior subordinated notes to Class A common shares	—	488	409
Employee stock and director plans	242	176	244

Balance at November 30,	13,931	13,689	13,025

Class B common stock:
Beginning balance	3,287	3,278	3,260
Employee stock plans	9	9	18

Balance at November 30,	3,296	3,287	3,278

Additional paid-in capital:
Beginning balance	1,753,695	1,486,988	1,275,216
Conversion of convertible senior subordinated notes to Class A common shares, including tax benefit	95,978	157,406	127,869
Employee stock and director plans	47,235	82,342	37,807
Tax benefit from employee stock plans and vesting of restricted stock	5,171	15,705	39,180
Amortization of restricted stock and performance-based stock options	18,307	11,254	6,916

Balance at November 30,	1,920,386	1,753,695	1,486,988

Retained earnings:
Beginning balance	4,539,137	4,046,563	2,780,637
Net earnings	(1,941,081)	593,869	1,355,155
Cash dividends—Class A common stock	(80,984)	(80,860)	(70,495)
Cash dividends—Class B common stock	(20,139)	(20,435)	(18,734)

Balance at November 30,	2,496,933	4,539,137	4,046,563

Deferred compensation plan:
Beginning balance	(1,586)	(4,047)	(6,410)
Deferred compensation activity	1,254	2,461	2,363

Balance at November 30,	$(332)	(1,586)	(4,047)

See accompanying notes to consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)

Years Ended November 30, 2007, 2006 and 2005

	2007	2006	2005
	(Dollars in thousands)
Deferred compensation liability:
Beginning balance	$1,586	4,047	6,410
Deferred compensation activity	(1,254)	(2,461)	(2,363)

Balance at November 30,	332	1,586	4,047

Treasury stock, at cost:
Beginning balance	(606,395)	(293,222)	(3,938)
Employee stock plans	(3,971)	(3,125)	(14,385)
Purchases of treasury stock	—	(320,104)	(274,899)
Reissuance of treasury stock	—	10,056	—

Balance at November 30,	(610,366)	(606,395)	(293,222)

Accumulated other comprehensive loss:
Beginning balance	(2,041)	(5,221)	(14,575)
Unrealized gains arising during period on interest rate swaps, net of tax	1,002	2,853	10,049
Unrealized loss on Company’s portion of unconsolidated entity’s interest rate swap liability, net of tax	(2,061)	—	—
Unrealized gains arising during period on available-for-sale investment securities, net of tax	—	7	185
Reclassification adjustment for loss included in net loss for interest rate swaps, net of tax	338	—	—
Reclassification adjustment for gains included in net earnings for available-for-sale investment securities, net of tax	—	(245)	—
Change to the Company’s portion of unconsolidated entity’s minimum pension liability, net of tax	701	565	(880)

Balance at November 30,	(2,061)	(2,041)	(5,221)

Total stockholders’ equity	$3,822,119	5,701,372	5,251,411

Comprehensive income (loss)	$(1,941,101)	597,049	1,364,509

See accompanying notes to consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended November 30, 2007, 2006 and 2005

	2007	2006	2005
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings (loss) from continuing operations	$(1,941,081)	593,869	1,344,410
Adjustments to reconcile net earnings (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	54,303	45,431	58,253
Amortization of discount/premium on debt, net	2,461	4,580	14,389
Gain on recapitalization of unconsolidated entity	(175,879)	—	—
Gain on sale of personal lines insurance policies	—	(17,714)	—
Equity in (earnings) loss from unconsolidated entities, including $364.2 million and $126.4 million, respectively, of the Company’s share of SFAS 144 valuation adjustments related to assets of unconsolidated entities in 2007 and 2006	362,899	12,536	(133,814)
Distribution of earnings from unconsolidated entities	106,883	174,979	221,131
Minority interest expense, net	1,927	13,415	45,030
Share-based compensation expense	35,478	36,632	6,916
Tax benefits from share-based awards	5,171	15,705	39,180
Excess tax benefits from share-based awards	(4,590)	(7,103)	—
Deferred income tax provision (benefit)	(438,817)	(198,005)	10,220
Loss on redemption of 9.95% senior notes	—	—	34,908
Valuation adjustments and write-offs of option deposits and pre-acquisition costs and goodwill	2,767,522	501,786	20,542
Changes in assets and liabilities, net of effect from acquisitions:
Increase in restricted cash	(10,633)	(2,115)	(11,129)
(Increase) decrease in receivables	339,125	47,843	(221,275)
(Increase) decrease in inventories, excluding valuation adjustments and write-offs of option deposits and pre-acquisition costs	666,228	(371,268)	(1,708,033)
(Increase) decrease in other assets	(833,016)	9,253	(30,150)
(Increase) decrease in financial services loans held-for-sale	190,254	78,922	(114,657)
Increase (decrease) in accounts payable and other liabilities	(683,722)	(386,211)	741,690
Net earnings from discontinued operations	—	—	10,745
Adjustment to reconcile net earnings from discontinued operations to net cash provided by operating activities (including gain on sale of discontinued operations of ($15,816) in 2005)	—	—	(16,510)

Net cash provided by operating activities	444,513	552,535	311,846

Cash flows from investing activities:
Net (additions) disposals to operating properties and equipment	81	(26,783)	(21,747)
Contributions to unconsolidated entities	(607,957)	(729,304)	(919,817)
Distributions of capital from unconsolidated entities	542,346	321,610	466,800
Distributions in excess of investment in unconsolidated entity	354,644	—	—
(Increase) decrease in financial services loans held-for-investment	18,130	70,970	(117,359)
Purchases of investment securities	(107,791)	(108,626)	(37,350)
Proceeds from sales and maturities of investment securities	107,530	82,492	36,078
Proceeds from sale of business	—	—	17,000
Proceeds from sale of personal lines insurance policies	—	18,500	—
Acquisitions, net of cash acquired	—	(33,213)	(416,049)

Net cash provided by (used in) investing activities	306,983	(404,354)	(992,444)

Cash flows from financing activities:
Net borrowings (repayments) under financial services debt	(607,794)	(120,858)	372,849
Net proceeds from 5.125% senior notes	—	—	298,215
Net proceeds from 5.60% senior notes	—	—	501,460
Net proceeds from 5.95% senior notes	—	248,665	—
Net proceeds from 6.50% senior notes	—	248,933	—

See accompanying notes to consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

Years Ended November 30, 2007, 2006 and 2005

	2007	2006	2005
	(Dollars in thousands)
Redemption of senior floating-rate notes due 2007	—	(200,000)	—
Redemption of senior floating-rate notes due 2009	(300,000)	—	—
Redemption of 9.95% senior notes	—	—	(337,731)
Proceeds from other borrowings	32,178	2,489	53,198
Principal payments on other borrowings	(188,544)	(150,793)	(190,240)
Net proceeds from sale of land to an unconsolidated land investment venture	445,000	—	—
Net payments related to minority interests	(36,545)	(71,351)	(33,181)
Excess tax benefits from share-based awards	4,590	7,103	—
Common stock:
Issuances	21,588	31,131	38,069
Repurchases	(3,971)	(323,229)	(289,284)
Dividends	(101,123)	(101,295)	(89,229)

Net cash provided by (used in) financing activities	(734,621)	(429,205)	324,126

Net increase (decrease) in cash	$16,875	(281,024)	(356,472)
Cash at beginning of year	778,319	1,059,343	1,415,815

Cash at end of year	$795,194	778,319	1,059,343

Summary of cash:
Homebuilding	$642,467	661,662	909,557
Financial services	152,727	116,657	149,786

	$795,194	778,319	1,059,343

Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$32,731	28,731	15,844
Cash paid for income taxes, net	$214,848	915,743	571,498
Supplemental disclosures of non-cash investing and financing activities:
Conversion of debt to equity, including tax benefit	$95,978	157,894	128,278
Purchases of inventories financed by sellers	$10,253	36,810	159,078
Non-cash contributions to unconsolidated entities	$73,822	39,491	—
Non-cash distributions from unconsolidated entities	$14,036	25,329	74,498
Issuance of common stock for employee compensation	$7,391	38,150	—
Consolidation/deconsolidation of previously unconsolidated/ consolidated entities, net:
Receivables	$4,093	(232)	20,100
Inventories	$238,060	188,191	153,005
Investments in unconsolidated entities	$(69,767)	(38,354)	(26,103)
Other assets	$1,625	6,563	6,423
Other debts payable	$(173,239)	(81,455)	(81,006)
Other liabilities	$6,981	(40,588)	(49,401)
Minority interest	$(7,753)	(34,125)	(23,018)

Acquisitions:
Fair value of assets acquired	$—	23,843	409,262
Goodwill recorded	—	10,518	13,781
Fair value of liabilities assumed	—	(1,148)	(6,994)

Cash paid	$—	33,213	416,049

See accompanying notes to consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of Lennar Corporation and all subsidiaries, partnerships and other entities in which Lennar Corporation has a controlling interest and variable interest entities (see Note 19) in which Lennar Corporation is deemed the primary beneficiary (the “Company”). The Company’s investments in both unconsolidated entities in which a significant, but less than controlling, interest is held and in variable interest entities in which the Company is not deemed to be the primary beneficiary are accounted for by the equity method. All intercompany transactions and balances have been eliminated in consolidation.

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

Prior to December 1, 2005, the Company accounted for stock option awards granted under the plans in accordance with the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related Interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”). Share-based employee compensation expense was not recognized in the Company’s consolidated statements of operations prior to December 1, 2005, as all stock option awards granted under the plans had an exercise price equal to or greater than the market value of the common stock on the date of the grant. Effective December 1, 2005, the Company adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”) using the modified-prospective-transition method. Under this transition method, compensation expense recognized during the year ended November 30, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of, December 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to December 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified-prospective-transition method, results for prior periods have not been restated.

As a result of SFAS 123R, the charge to earnings (loss) before provision (benefit) for income taxes for the years ended November 30, 2007 and 2006 was $17.2 million and $25.6 million, respectively. The impact of SFAS 123R on net earnings (loss) for the years ended November 30, 2007 and 2006 was $12.6 million and $18.5 million, respectively. The impact of SFAS 123R on basic earnings (loss) per share for the years ended November 30, 2007 and 2006 was $0.08 per share and $0.12 per share, respectively. The impact of SFAS 123R on diluted earnings (loss) per share for the years ended November 30, 2007 and 2006 was $0.08 per share and $0.11 per share, respectively. See Note 16 for details related to share-based payments.

Revenue Recognition

Revenues from sales of homes are recognized when the sales are closed and title passes to the new homeowner, the new homeowner’s initial and continuing investment is adequate to demonstrate a commitment to pay for the home, the new homeowner’s receivable is not subject to future subordination and the Company does

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

not have a substantial continuing involvement with the new home in accordance with SFAS No. 66, Accounting for Sales of Real Estate (“SFAS 66”). Revenues from sales of land are recognized when a significant down payment is received, the earnings process is complete, title passes and the collectibility of the receivable is reasonably assured.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs were $120.4 million, $155.5 million and $82.3 million for the years ended November 30, 2007, 2006 and 2005, respectively.

Cash

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Due to the short maturity period of the cash equivalents, the carrying amounts of these instruments approximate their fair values. Cash as of November 30, 2007 and 2006 included $23.3 million and $135.9 million, respectively, of cash held in escrow for approximately three days.

Restricted Cash

Restricted cash consists of customer deposits on home sales held in restricted accounts until title transfers to the homebuyer, as required by the state and local governments in which the homes were sold.

Inventories

Inventories are stated at cost unless the inventory within a community is determined to be impaired, in which case the impaired inventory is written down to fair value. Inventory costs include land, land development and home construction costs, real estate taxes, deposits on land purchase contracts and interest related to development and construction. Construction overhead and selling expenses are expensed as incurred. Homes held-for-sale are classified as inventories until delivered. Land, land development, amenities and other costs are accumulated by specific area and allocated to homes within the respective areas. The Company reviews inventories for impairment during each reporting period on a community by community basis. SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, (“SFAS 144”) requires that if the undiscounted cash flows expected to be generated by an asset are less than its carrying amount, an impairment charge should be recorded to write down the carrying amount of such asset to its fair value.

In conducting its review for indicators of impairment on a community level, the Company evaluates, among other things, the margins on homes that have been delivered, margins under sales contracts in backlog, projected margins with regard to future home sales over the life of the community, projected margins with regard to future land sales and the fair value of the land itself. The Company pays particular attention to communities in which inventory is moving at a slower than anticipated absorption pace and communities whose average sales price and/or margins are trending downward and are anticipated to continue to trend downward. From this review the Company identifies communities whose carrying values exceed their undiscounted cash flows.

The Company estimates the fair value of its communities using a discounted cash flow model. The projected cash flows for each community are significantly impacted by estimates related to market supply and demand, product type by community, homesite sizes, sales pace, sales prices, sales incentives, construction costs, sales and marketing expenses, the local economy, competitive conditions, labor costs, costs of materials and other factors for that particular community. The determination of fair value also requires discounting the estimated cash flows at a rate commensurate with the inherent risks associated with the assets and related estimated cash flow streams. The discount rate used in determining each asset’s fair value depends on the community’s projected life and development stage. The Company generally uses discount rates ranging from 15% to 20%, depending on the perceived risks associated with the community’s cash flow streams relative to its inventory. For example, construction in progress inventory, which is closer to completion, will generally require a lower discount rate than land under development in communities consisting of multiple phases spanning several years of development.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company estimates fair values of inventory evaluated for impairment under SFAS 144 based on current market conditions and current assumptions made by management, which may differ materially from actual results if market conditions change. For example, further market deterioration may lead to the Company incurring additional impairment charges on previously impaired inventory, as well as on inventory not currently impaired but for which indicators of impairment may arise if further market deterioration occurs.

The Company also has access to land inventory through option contracts, which generally enables the Company to control portions of properties owned by third parties and unconsolidated entities (including land funds) until it has determined whether to exercise its option. A majority of the Company’s option contracts require a non-refundable cash deposit or irrevocable letter of credit based on a percentage of the purchase price of the land. The Company’s option contracts are recorded at cost. In determining whether to walk-away from an option contract, the Company evaluates the option primarily based upon its expected cash flows from the property under option. If the Company intends to walk-away from an option contract, it records a charge to earnings (loss) in the period such decision is made for the deposit amount and related pre-acquisition costs associated with the option contract.

During the years ended November 30, 2007, 2006 and 2005, the Company recorded $2.4 billion, $501.8 million and $20.5 million, respectively, of inventory adjustments, which included $747.8 million and $280.5 million, respectively, in 2007 and 2006 of valuation adjustments to finished homes, construction in progress and land on which the Company intends to build homes (no adjustments in 2005), $1.2 billion, $69.1 million and $5.4 million, respectively, in 2007, 2006 and 2005 of valuation adjustments to land the Company intends to sell to third parties and $530.0 million, $152.2 million and $15.1 million, respectively, in 2007, 2006 and 2005 of write-offs of deposits and pre-acquisition costs. The $1.2 billion of valuation adjustments recorded in 2007 to land the Company intends to sell to third parties includes $740.4 million of SFAS 144 valuation adjustments related to the portfolio of land the Company sold to its strategic land investment venture with Morgan Stanley Real Estate Fund II, L.P., an affiliate of Morgan Stanley & Co., Inc., which was formed in November 2007. The valuation adjustments were calculated based on current market conditions and current assumptions made by management, which may differ materially from actual results if market conditions change. See Note 4 for details of valuation adjustments and write-offs by reportable segment and Homebuilding Other.

Investments in Unconsolidated Entities

The Company evaluates its investments in unconsolidated entities for impairment during each reporting period in accordance with APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock (“APB 18”). A series of operating losses of an investee or other factors may indicate that a decrease in value of the Company’s investment in the unconsolidated entity has occurred which is other-than-temporary. The amount of impairment recognized is the excess of the investment’s carrying value over its estimated fair value.

The evaluation of the Company’s investment in unconsolidated entities includes two critical assumptions: (1) projected future distributions from the unconsolidated entities and (2) discount rates applied to the future distributions.

The Company’s assumptions on the projected future distributions from the unconsolidated entities are dependent on market conditions. Specifically, distributions are dependent on cash to be generated from the sale of inventory by the unconsolidated entities. Such inventory is also reviewed for potential impairment by the unconsolidated entities in accordance with SFAS 144. The unconsolidated entities generally use discount rates ranging from 15% to 20% in their SFAS 144 reviews for impairment. If a valuation adjustment is recorded by an unconsolidated entity in accordance with SFAS 144, the Company’s proportionate share is reflected in the Company’s equity in earnings (loss) from unconsolidated entities with a corresponding decrease to its investment in unconsolidated entities. In certain instances, the Company may be required to record additional losses relating to its investment in unconsolidated entities under APB 18, if the Company’s investment in the unconsolidated entity, or a portion thereof, is deemed to be unrecoverable through its disposition. These losses are included in management fees and other income (expense), net.

During the years ended November 30, 2007, and 2006, the Company recorded $496.4 million and $140.9 million, respectively, of adjustments to its investments in unconsolidated entities, which included $364.2 million and $126.4 million, respectively, in 2007 and 2006 of SFAS 144 valuation adjustments related to the assets of the

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s unconsolidated entities and $132.2 million and $14.5 million, respectively, in 2007, and 2006 of valuation adjustments to investments in unconsolidated entities in accordance with APB 18. The Company did not record any adjustments to its investments in unconsolidated entities related to SFAS 144 or APB 18 during 2005. These valuation adjustments were calculated based on current market conditions and assumptions made by management, which may differ materially from actual results if market conditions change. See Note 4 for details of valuation adjustments and write-offs by reportable segment and Homebuilding Other.

The Company tracks its share of cumulative earnings and cumulative distributions of its joint ventures (“JVs”). For purposes of classifying distributions received from JVs in the Company’s statements of cash flows, cumulative distributions are treated as returns on capital to the extent of cumulative earnings and included in the Company’s consolidated statements of cash flows as operating activities. Cumulative distributions in excess of the Company’s share of cumulative earnings are treated as returns of capital and included in the Company’s consolidated statements of cash flows as investing activities.

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

During 2007, 2006 and 2005, interest incurred by the Company’s homebuilding operations related to homebuilding debt was $199.1 million, $232.1 million and $172.9 million, respectively; interest capitalized into inventories was $196.7 million, $226.3 million and $171.1 million, respectively; and interest expense primarily included in cost of homes sold and cost of land sold was $203.7 million, $241.1 million and $187.2 million, respectively.

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

At November 30, 2007 and 2006, investment securities classified as held-to-maturity totaled $61.5 million and $59.6 million, respectively, and were included in the assets of the Financial Services segment. The held-to-maturity securities consist mainly of certificates of deposit and U.S. treasury securities. At November 30, 2007, the Company had no investment securities classified as trading or available-for-sale, compared to $8.5 million of trading securities at November 30, 2006, which were included in other assets of the Homebuilding operations. The trading securities were comprised mainly of marketable equity mutual funds designated to approximate the Company’s liabilities under its deferred compensation plan.

Derivative Financial Instruments

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”), as amended and interpreted, establishes accounting and reporting standards for derivative instruments and for hedging activities by requiring that all derivatives be recognized in the balance sheet and measured at fair value. Gains or

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

losses resulting from changes in the fair value of derivatives are recognized in earnings or recorded in other comprehensive income or loss and recognized in the statement of operations when the hedged item affects earnings, depending on the purpose of the derivatives and whether they qualify for hedge accounting treatment.

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

The Company had various interest rate swap agreements, which effectively converted variable interest rates to fixed interest rates on $200.0 million of outstanding debt related to its homebuilding operations. In June 2007, the Company redeemed the variable rate debt that was being hedged by the various interest rate swap agreements. The Company’s last remaining interest rate swap was terminated in June 2007. The swap agreements had been designated as cash flow hedges and, accordingly, were reflected at their fair value in other liabilities in the consolidated balance sheet at November 30, 2006. The related loss was deferred, net of tax, in stockholders’ equity as accumulated other comprehensive loss. The Company accounted for its interest rate swaps using the shortcut method, as described in SFAS 133. Amounts to be received or paid as a result of the swap agreements were recognized as adjustments to interest incurred on the related debt instruments. There was no ineffectiveness related to the interest rate swaps and therefore no portion of the accumulated other comprehensive loss was reclassified into earnings. The net effect on the Company’s operating results was that interest on the variable-rate debt hedged was recorded based on fixed interest rates.

The Financial Services segment, in the normal course of business, uses derivative financial instruments to reduce its exposure to fluctuations in mortgage-related interest rates. The segment uses mortgage-backed securities (“MBS”) forward commitments, option contracts and investor commitments to protect the value of fixed rate-locked loan commitments and loans held-for-sale from fluctuations in mortgage-related interest rates. These derivative financial instruments are designated as fair value hedges, and, accordingly, for all qualifying and highly effective fair value hedges, the changes in the fair value of the derivative and the loss or gain on the hedged asset related to the risk being hedged are recorded in earnings.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in business combinations. Evaluating goodwill for impairment involves the determination of the fair value of the Company’s reporting units in which the Company has recorded goodwill. A reporting unit is a component of an operating segment for which discrete financial information is available and reviewed by the Company’s management on a regular basis. Inherent in the determination of fair value of the Company’s reporting units are certain estimates and judgments, including the interpretation of current economic indicators and market valuations as well as the Company’s strategic plans with regard to its operations. To the extent additional information arises or the Company’s strategies change, it is possible that the Company’s conclusion regarding goodwill impairment could change, which could have a significant effect on the Company’s financial position and results of operations.

At November 30, 2007 and 2006, goodwill was $61.2 million and $257.8 million, respectively. The goodwill balance at November 30, 2007 relates to the Financial Services segment and is included in the assets of that segment. At November 30, 2006, the goodwill balance of $257.8 million was comprised of $196.6 million related to the Company’s Homebuilding segments and Homebuilding Other and $61.2 million related to the Company’s Financial Services segment. During fiscal 2007, the Company wrote-off its remaining homebuilding goodwill. Prior to the $190.2 million write-off of homebuilding goodwill, the Company recorded an adjustment to goodwill of $6.4 million due to a change in estimate related to tax liabilities associated with a prior acquisition. During fiscal 2006, the Company’s goodwill had a net increase of $4.7 million primarily due to an acquisition by the Financial Services segment and payment of contingent consideration related to prior period acquisitions. During fiscal 2005, the Company’s goodwill increased $13.8 million due to 2005 acquisitions and payment of contingent consideration related to prior period acquisitions.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company reviews goodwill annually (or whenever indicators of impairment exist) for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Continued deterioration in market conditions as a result of tightening mortgage credit standards and other factors led to SFAS 144 and APB 18 impairments and a significant decline in the Company’s market capitalization; thus, the Company reviewed goodwill for impairment in both its third and fourth quarters of 2007. During the third quarter of 2007, the Company recorded a goodwill impairment charge of $16.5 million related to its homebuilding operations. The third quarter goodwill, impairment charge related primarily to specific acquisitions made during the peak homebuilding years (2003 to 2005) in Homebuilding Other and the Company’s Homebuilding Central reportable segment. To the extent goodwill resulted from acquisitions during the peak homebuilding years, it increased the likelihood of a goodwill impairment charge due to the premium values the Company paid for the respective land positions of such acquired companies. Conversely, to the extent that goodwill resulted from acquisitions prior to the peak homebuilding years, it decreased the likelihood of a goodwill impairment charge because there could be significant declines in values without reducing the fair values of the companies acquired below what they were when the companies were acquired. In addition, both Homebuilding Other and the Company’s Homebuilding Central reportable segment have generally underperformed in comparison to the Homebuilding East and Homebuilding West reportable segments.

The Company performed its annual impairment test of goodwill in the fourth quarter and took an additional goodwill impairment charge of $173.7 million in all of the Company’s homebuilding segments and Homebuilding Other during its fourth quarter. The Company’s Financial Services segment goodwill was not impaired. The goodwill impairment related to the Company’s homebuilding operations in the fourth quarter was due to a significant decline in the estimated fair value of its homebuilding reporting units subsequent to its third quarter, which resulted from significant deterioration in market conditions and a decrease in the Company’s stock price during that period. No impairment was recorded during the years ended November 30, 2006 and 2005. As of November 30, 2007 and 2006, there were no material identifiable intangible assets, other than goodwill.

Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes, (“SFAS 109”). The Company records income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and attributable to operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which the temporary differences are expected to be recovered or paid. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period when the changes are enacted.

SFAS 109 requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets are assessed periodically by the Company based on the SFAS 109 more-likely-than-not realization threshold criterion. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, the Company’s experience with operating loss and tax credit carryforwards not expiring unused, and tax planning alternatives.

The Company’s analysis of the need for a valuation allowance recognizes that while the Company has not incurred a cumulative loss over its evaluation period, a substantial loss was incurred in the current year. However, a substantial portion of the current loss was the result of the difficult current market conditions that led to the impairments of certain tangible assets as well as goodwill. Consideration has also been given to the lengthy period over which these net deferred tax assets can be realized, and the Company’s history of not having Federal tax loss carryforwards expire unused.

At November 30, 2007 and 2006, the Company’s net deferred tax asset was $746.9 million and $307.2 million, respectively. Based on the Company’s assessment, it appears more likely than not that the net deferred tax asset will be realized through future taxable earnings to be generated by the Company. If future results are less than projected and there is no objectively verifiable evidence to support the realization of the Company’s deferred tax asset, a substantial valuation allowance may be required to reduce the deferred tax assets. However,

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

currently no valuation allowance has been established for the Company’s net deferred tax asset. The Company will continue to assess the need for a valuation allowance in the future.

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

	November 30,
	2007	2006
	(In thousands)
Warranty reserve, beginning of year	$172,571	144,916
Warranties issued during the period	102,384	170,020
Adjustments to pre-existing warranties from changes in estimates	51,816	25,487
Payments	(161,930)	(167,852)

Warranty reserve, end of year	$164,841	172,571

Self-Insurance

Certain insurable risks such as general liability, medical and workers’ compensation are self-insured by the Company up to certain limits. Undiscounted accruals for claims under the Company’s self-insurance program are based on claims filed and estimates for claims incurred but not yet reported.

Minority Interest

The Company has consolidated certain joint ventures because the Company either was determined to be the primary beneficiary pursuant to Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R) (“FIN 46R”), Consolidation of Variable Interest Entities, or has a controlling interest in these joint ventures. Therefore, the entities’ financial statements are consolidated in the Company’s consolidated financial statements and the other partners’ equity is recorded as minority interest. At November 30, 2007 and 2006, minority interest was $28.5 million and $55.4 million, respectively. Minority interest expense, net was $1.9 million, $13.4 million and $45.0 million, respectively, for the years ended November 30, 2007, 2006 and 2005.

Earnings (loss) per Share

Earnings (loss) per share is accounted for in accordance with SFAS No. 128, Earnings per Share, which requires a dual presentation of basic and diluted earnings per share on the face of the consolidated statement of operations. Basic earnings (loss) per share is computed by dividing net earnings (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

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

Loans held-for-sale by the Financial Services segment that are designated as hedged assets are carried at fair value because the effect of changes in fair value are reflected in the carrying amount of the loans and in earnings. Premiums and discounts recorded on these loans are presented as an adjustment to the carrying amount of the

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

loans and are not amortized. Interest income on loans held-for-sale is recognized as earned over the term of the mortgage loans based on the contractual interest rates.

When the segment sells loans in the secondary mortgage market, a gain or loss is recognized to the extent that the sales proceeds exceed, or are less than, the book value of the loans. Substantially all of these loans are sold within a short period in the secondary mortgage market on a servicing released, non-recourse basis; although, the Company remains liable for certain limited representations and warranties related to loan sales. Loan origination fees, net of direct origination costs, are deferred and recognized as a component of the gain or loss when loans are sold.

Loans for which the segment has the positive intent and ability to hold to maturity consist of mortgage loans carried at cost, net of unamortized discounts. Discounts are amortized over the estimated lives of the loans using the interest method. Interest income on loans held-for-investment is recognized as earned over the term of the mortgage loans based on the contractual interest rates.

The segment also provides an allowance for loan losses. The provision recorded and the adequacy of the related allowance is determined by the Company’s management’s continuing evaluation of the loan portfolio in light of past loan loss experience, credit worthiness and nature of underlying collateral, present economic conditions and other factors considered relevant by the Company’s management. Anticipated changes in economic factors, which may influence the level of the allowance, are considered in the evaluation by the Company’s management when the likelihood of the changes can be reasonably determined. While the Company’s management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary as a result of future economic and other conditions that may be beyond management’s control.

New Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of SFAS 109, (“FIN 48”). FIN 48 provides interpretive guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for the Company on December 1, 2007. The adoption of FIN 48 is expected to result in a charge of approximately $30 million to the Company’s retained earnings as of December 1, 2007.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for the Company’s financial assets and liabilities on December 1, 2007. The FASB has proposed a deferral of the provisions of SFAS 157 relating to nonfinancial assets and liabilities that would delay implementation by the Company until December 1, 2008. SFAS 157 is not expected to materially affect how the Company determines fair value, but may result in certain additional disclosures.

In November 2006, the FASB issued Emerging Issues Task Force Issue No. 06-8, Applicability of the Assessment of a Buyers Continuing Investment under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums, (“EITF 06-8”). EITF 06-8 establishes that a company should evaluate the adequacy of the buyer’s continuing investment in determining whether to recognize profit under the percentage-of-completion method. EITF 06-8 is effective for the Company’s fiscal year beginning December 1, 2007. The effect of this EITF is not expected to be material to the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115, (“SFAS 159”). SFAS 159 permits companies to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for the Company on December 1, 2007. The Company did not elect the fair value option for any of its existing financial instruments on the effective date and has not determined whether or not it will elect this option for any eligible financial instruments it acquires in the future.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

noncontrolling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS 160 is effective for the Company’s fiscal year beginning December 1, 2009. The Company will evaluate the impact the adoption of SFAS 160 will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. SFAS 141R expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. SFAS 141R is effective for the Company’s fiscal year beginning December 1, 2009. The Company does not expect the adoption of SFAS 141R to have a material effect on its consolidated financial statements.

Reclassifications

Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the 2007 presentation. These reclassifications had no impact on the Company’s results of operations.

2.    Discontinued Operations

In May 2005, the Company sold North American Exchange Company (“NAEC”), a subsidiary of the Financial Services segment’s title company, which generated a $15.8 million pretax gain. NAEC’s revenues were $3.3 million for the year ended November 30, 2005.

3.    Acquisitions

During 2007 and 2006, the Company did not have any material acquisitions. During 2005, the Company expanded its presence through homebuilding acquisitions in all of its homebuilding segments and Homebuilding Other. In connection with these acquisitions and contingent consideration related to prior period acquisitions, the Company paid $416.0 million. The results of operations of these acquisitions are included in the Company’s results of operations since their respective acquisition dates. The pro forma effect of these acquisitions on the results of operations is not presented as the effect is not material. Total goodwill associated with these acquisitions and contingent consideration related to acquisitions prior to 2005 was $13.8 million.

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

Information about homebuilding activities in which our homebuilding activities are not economically similar to other states in the same geographic area is grouped under “Homebuilding Other,” which is not considered a reportable segment in accordance with SFAS 131.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operations of the Company’s homebuilding segments primarily include the construction and sale of single-family attached and detached homes, and to a lesser extent, multi-level residential buildings, as well as the purchase, development and sale of residential land directly and through the Company’s unconsolidated entities. The Company’s reportable homebuilding segments, and all other homebuilding operations not required to be reported separately, have divisions located in the following states:

East: Florida, Maryland, New Jersey and Virginia

Central: Arizona, Colorado and Texas

West: California and Nevada

Other: Illinois, Minnesota, New York, North Carolina and South Carolina

Operations of the Financial Services segment include mortgage financing, title insurance, closing services and other ancillary services (including high-speed Internet and cable television) for both buyers of the Company’s homes and others. Substantially all of the loans the Financial Services segment originates are sold in the secondary mortgage market on a servicing released, non-recourse basis; although, the Company remains liable for certain limited representations and warranties related to loan sales. The Financial Services segment operates generally in the same states as the Company’s homebuilding operations, as well as other states.

Evaluation of segment performance is based primarily on operating earnings (loss) from continuing operations before provision (benefit) for income taxes. Operating earnings (loss) for the homebuilding segments consist of revenues generated from the sales of homes and land, equity in earnings (loss) from unconsolidated entities and management fees and other income (expense), net, less the cost of homes and land sold, selling, general and administrative expenses and minority interest income (expense), net. Homebuilding operating loss for the year ended November 30, 2007 includes a $175.9 million pretax financial statement gain on the recapitalization of an unconsolidated entity, which is included in the Company’s Homebuilding West segment. In addition, homebuilding operating loss for the year ended November 30, 2007 includes SFAS 144 valuation adjustments to finished homes, construction in progress (“CIP”) and land on which the Company intends to build homes, SFAS 144 valuation adjustments to land the Company intends to sell to third parties, write-offs of option deposits and pre-acquisition costs related to land under option that the Company does not intend to purchase, SFAS 144 valuation adjustments related to assets of unconsolidated entities that are recorded in equity in earnings (loss) from unconsolidated entities, ABP 18 valuation adjustments to investments in unconsolidated entities that are recorded in management fees and other income (expense), net and goodwill impairments. Operating earnings for the Financial Services segment consist of revenues generated from mortgage financing, title insurance and other ancillary services (including high-speed Internet and cable television) less the cost of such services and certain selling, general and administrative expenses incurred by the Financial Services segment. Financial Services operating earnings for the year ended November 30, 2007 includes write-offs of certain notes receivable.

Each reportable segment follows the same accounting policies described in Note 1 – “Summary of Significant Accounting Policies” to the consolidated financial statements. Operational results of each segment are not necessarily indicative of the results that would have occurred had the segment been an independent, stand-alone entity during the periods presented.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial information relating to the Company’s operations was as follows:

	November 30,
	2007	2006
	(In thousands)
Assets:
Homebuilding East	$1,630,086	3,326,371
Homebuilding Central	1,077,021	1,651,848
Homebuilding West	2,477,661	3,972,562
Homebuilding Other	708,266	1,164,304
Financial Services	1,037,809	1,613,376
Corporate and unallocated	2,171,904	679,805

Total assets	$9,102,747	12,408,266

Investments in unconsolidated entities:
Homebuilding East	$166,839	241,490
Homebuilding Central	211,613	180,768
Homebuilding West	515,548	974,404
Homebuilding Other	40,271	50,516

Total investments in unconsolidated entities	$934,271	1,447,178

Goodwill:
Homebuilding East	$—	49,135
Homebuilding Central	—	31,587
Homebuilding West	—	46,640
Homebuilding Other	—	69,276
Financial Services	61,222	61,205

Total goodwill	$61,222	257,843

	Years Ended November 30,
	2007	2006	2005
	(In thousands)
Revenues:
Homebuilding East	$2,754,650	4,771,879	3,498,983
Homebuilding Central	2,444,089	3,649,221	3,374,893
Homebuilding West	3,543,712	5,969,512	5,302,767
Homebuilding Other	987,801	1,232,428	1,127,956
Financial Services	456,529	643,622	562,372

Total revenues (1)	$10,186,781	16,266,662	13,866,971

Operating earnings (loss):
Homebuilding East	$(893,159)	236,654	641,264
Homebuilding Central	(248,906)	215,386	368,476
Homebuilding West (2)	(1,478,804)	639,917	1,214,149
Homebuilding Other	(293,130)	(105,804)	53,202
Financial Services (3)	6,120	149,803	104,768

Total operating earnings (loss)	(2,907,879)	1,135,956	2,381,859
Corporate and unallocated (4)	(173,202)	(193,307)	(222,165)

Earnings (loss) from continuing operations before provision (benefit) for income taxes	$(3,081,081)	942,649	2,159,694

(1)	Total revenues are net of sales incentives of $1.5 billion ($48,000 per home delivered) for the year ended November 30, 2007, $1.5 billion ($32,000 per home delivered) for the year ended November 30, 2006 and $368.8 million ($9,000 per home delivered) for the year ended November 30, 2005.
(2)	Includes a $175.9 million pretax financial statement gain on the recapitalization of an unconsolidated entity for the year ended November 30, 2007.
(3)	Includes a $17.7 million pretax gain for the year ended November 30, 2006 from monetizing the Financial Services segment’s personal lines insurance policies.
(4)	Corporate and unallocated includes corporate general and administrative expenses and a $34.9 million loss on the redemption of 9.95% senior notes in 2005.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Valuation Adjustments and Write-offs

Homebuilding operating earnings (loss) for the years ended November 30, 2007, 2006 and 2005 include SFAS 144 valuation adjustments to finished homes, CIP and land on which the Company intends to build homes, SFAS 144 valuation adjustments to land the Company intends to sell to third parties, write-offs of deposits and pre-acquisition costs related to land under option that the Company does not intend to purchase, SFAS 144 valuation adjustments related to assets of unconsolidated entities that are reflected in equity in earnings (loss) from unconsolidated entities, valuation adjustments in accordance with APB 18 to the Company’s investments in unconsolidated entities that are recorded in management fees and other income (expense), net, and goodwill impairments. Financial Services operating earnings for the years ended November 30, 2007 and 2006 include write-offs of certain notes receivable.

Valuation adjustments and write-offs relating to the Company’s operations were as follows:

	Years Ended November 30,
	2007	2006	2005
	(In thousands)
SFAS 144 valuation adjustments to finished homes, CIP and land on which the Company intends to build homes:
East	$279,064	155,749	—
Central	94,190	27,138	—
West	331,827	80,207	—
Other	42,762	17,375	—

Total	747,843	280,469	—

SFAS 144 valuation adjustments to land the Company intends to sell to third parties:
East	307,534	24,702	520
Central	80,863	17,318	—
West	648,628	—	—
Other	130,269	27,057	4,908

Total	1,167,294	69,077	5,428

Write-offs of option deposits and pre-acquisition costs:
East	119,645	80,483	3,302
Central	57,117	2,951	305
West	310,795	44,000	10,142
Other	42,424	24,806	1,365

Total	529,981	152,240	15,114

Company’s share of SFAS 144 valuation adjustments related to assets of unconsolidated entities:
East	55,157	25,484	—
Central	29,585	—	—
West	273,679	92,776	—
Other	5,741	8,177	—

Total	364,162	126,437	—

APB 18 valuation adjustments to investments in unconsolidated entities:
East	42,200	—	—
Central	14,552	—	—
West	68,883	12,165	—
Other	6,571	2,305	—

Total	132,206	14,470	—

Goodwill impairments:
East	46,274	—	—
Central	31,293	—	—
West	43,955	—	—
Other	68,676	—	—

Total	190,198	—	—

Financial Services write-offs of notes receivable	28,426	2,713	—

Total valuation adjustments and write-offs of option deposits and pre-acquisition costs, goodwill and financial services notes receivable	$3,160,110	645,406	20,542

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The housing market continued to deteriorate throughout 2007. This deterioration in market conditions combined with reduced credit availability in the financial markets resulted in an increase in the supply of new and existing homes for sale, as well as intensified competitive pressures to sell those homes. These competitive market conditions, together with a deceleration in sales pace, have resulted in an increase in sales incentives, leading to increased valuation adjustments and write-offs of option deposits and pre-acquisition costs related to land under option that the Company does not intend to purchase in 2007, compared to 2006 and 2005. Valuation adjustments and write-offs of option deposits and pre-acquisition costs and goodwill increased to $3.2 billion in the year ended November 30, 2007, compared to $645.4 million and $20.5 million, respectively, in the years ended November 30, 2006 and 2005.

The $1.2 billion of valuation adjustments recorded in 2007 to land the Company intends to sell to third parties includes $740.4 million of SFAS 144 valuation adjustments related to the portfolio of land the Company sold to its strategic land investment venture with Morgan Stanley Real Estate Fund II, L.P., an affiliate of Morgan Stanley & Co., Inc., which was formed in November 2007. The strategic land investment is a venture to acquire, develop, manage and sell residential real estate. The Company acquired a 20% ownership interest and 50% voting rights in the investment venture. Concurrent with the formation of the land investment venture, the Company sold a diversified portfolio of its land to the venture for $525 million. The properties acquired by the new entity consist of approximately 11,000 homesites in 32 communities located throughout the country. The properties the Company sold had a net book value of approximately $1.3 billion. As part of the transaction, the Company entered into option agreements and obtained rights of first offer providing the Company the opportunity to purchase certain finished homesites. The exercise price of the options is based on a fixed percentage of the future home price. The Company has no obligation to exercise these options and cannot acquire a majority of the entity’s assets. The Company is managing the land investment venture’s operations and receives fees for its services. The Company will also receive disproportionate distributions if the investment venture exceeds certain financial targets.

Due to the Company’s continuing involvement, the transaction did not qualify as a sale under GAAP; thus, the inventory remained on the Company’s consolidated balance sheet in consolidated inventory not owned as of November 30, 2007. Additionally, the $445 million of cash received net of the Company’s deposit on the homesites under option and the Company’s contribution to the land investment venture from the transaction was recorded in liabilities related to consolidated inventory not owned in the consolidated balance sheet. As noted above, in connection with the transaction, the Company recorded a SFAS 144 valuation adjustment of $740.4 million on the inventory sold to the investment venture.

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

In addition, during the years ended November 30, 2007 and 2006, the Company’s Financial Services segment wrote-off $28.4 million and $2.7 million, respectively, of land seller notes receivable. If market conditions continue to deteriorate, the Financial Services segment may need to reassess the value of the underlying collateral and/or renegotiate the terms of its land seller notes receivable, which may result in additional write-offs in the future.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years Ended November 30,
	2007	2006	2005
	(In thousands)
Homebuilding interest expense:
Homebuilding East	$62,150	62,326	35,231
Homebuilding Central	44,589	45,608	41,203
Homebuilding West	73,579	108,687	91,954
Homebuilding Other	23,382	24,445	18,766

Total homebuilding interest expense	$203,700	241,066	187,154

Financial Services interest income, net	$37,553	64,524	33,989

Depreciation and amortization:
Homebuilding East	$10,505	7,051	5,241
Homebuilding Central	4,620	4,821	4,271
Homebuilding West	24,211	19,373	19,623
Homebuilding Other	4,994	3,950	3,353
Financial Services	10,143	8,594	10,346
Corporate and unallocated	18,137	12,698	22,335

Total depreciation and amortization	$72,610	56,487	65,169

Net additions (disposals) to operating properties and equipment:
Homebuilding East	$(5,391)	5,073	1,097
Homebuilding Central	1,588	2,245	1,017
Homebuilding West	(2,182)	4,556	3,540
Homebuilding Other	348	2,704	556
Financial Services	4,206	6,244	10,008
Corporate and unallocated	1,350	5,961	5,529

Total net additions (disposals) to operating properties and equipment	$(81)	26,783	21,747

Equity in earnings (loss) from unconsolidated entities:
Homebuilding East	$(58,069)	(14,947)	2,213
Homebuilding Central	(26,130)	7,763	15,103
Homebuilding West	(274,267)	(6,449)	109,995
Homebuilding Other	(4,433)	1,097	6,503

Total equity in earnings (loss) from unconsolidated entities	$(362,899)	(12,536)	133,814

During 2007, 2006 and 2005, interest included in the homebuilding segments’ and Homebuilding Other’s cost of homes sold was $168.4 million, $207.5 million and $168.8 million, respectively. During 2007, 2006 and 2005, interest included in the homebuilding segments’ and Homebuilding Other’s cost of land sold was $9.4 million, $12.4 million and $16.5 million, respectively. All other interest related to the homebuilding segments and Homebuilding Other is included in management fees and other income (expense), net.

5.    Receivables

	November 30,
	2007	2006
	(In thousands)
Accounts receivable	$166,017	123,211
Mortgages and notes receivable	59,877	37,473

	225,894	160,684
Allowance for doubtful accounts	(18,203)	(1,641)

	$207,691	159,043

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

6.    Investments in Unconsolidated Entities

Summarized condensed financial information on a combined 100% basis related to unconsolidated entities in which the Company has investments that are accounted for by the equity method was as follows:

	November 30,
	2007	2006
	(In thousands)
Assets:
Cash	$301,468	276,501
Inventories	7,941,835	8,955,567
Other assets	827,208	868,073

	$9,070,511	10,100,141

Liabilities and equity:
Accounts payable and other liabilities	$1,214,374	1,387,745
Notes and mortgages payable	5,116,670	5,001,625
Equity of:
The Company	934,271	1,447,178
Others	1,805,196	2,263,593

	$9,070,511	10,100,141

	Years Ended November 30,
	2007	2006	2005
	(In thousands)
Revenues	$2,060,279	2,651,932	2,676,628
Costs and expenses	3,075,696	2,588,196	2,020,470

Net earnings (loss) of unconsolidated entities	$(1,015,417)	63,736	656,158

Company’s share of net earnings (loss)—recognized (1)	$(362,899)	(12,536)	133,814

(1)	For the year ended November 30, 2007, the Company’s share of net loss recognized from unconsolidated entities includes $364.2 million of its share of SFAS 144 valuation adjustments related to assets of unconsolidated entities, compared to $126.4 million for the year ended November 30, 2006 and no valuation adjustments for the year ended November 30, 2005.

The Company’s partners generally are unrelated homebuilders, land owners/developers and financial or other strategic partners. The unconsolidated entities follow accounting principles, which are in all material respects the same as those used by the Company. The Company shares in the profits and losses of these unconsolidated entities generally in accordance with its ownership interests. In many instances, the Company is appointed as the day-to-day manager of the unconsolidated entities and receives management fees and/or reimbursement of expenses for performing this function. During the years ended November 30, 2007, 2006 and 2005, the Company received management fees and reimbursement of expenses from the unconsolidated entities totaling $52.1 million, $72.8 million and $58.6 million, respectively.

The Company and/or its partners sometimes obtain options or enter into other arrangements under which the Company can purchase portions of the land held by the unconsolidated entities. Option prices are generally negotiated prices that approximate fair value when the Company receives the options. During the years ended November 30, 2007, 2006 and 2005, $977.5 million, $742.5 million and $431.2 million, respectively, of the unconsolidated entities’ revenues were from land sales to the Company. The Company does not include in its equity in earnings (loss) from unconsolidated entities its pro rata share of unconsolidated entities’ earnings

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

resulting from land sales to its homebuilding divisions. Instead, the Company accounts for those earnings as a reduction of the cost of purchasing the land from the unconsolidated entities. This in effect defers recognition of the Company’s share of the unconsolidated entities’ earnings related to these sales until the Company delivers a home and title passes to a third-party homebuyer.

The unconsolidated entities in which the Company has investments usually finance their activities with a combination of partner equity and debt financing. As of November 30, 2007, the Company’s equity in these unconsolidated entities represented 34% of the entities’ total equity.

Indebtedness of an unconsolidated entity is secured by its own assets. There is no cross collateralization of debt to different unconsolidated entities; however, some unconsolidated entities own multiple properties and other assets. In connection with a loan to an unconsolidated entity, the Company and its partners often guarantee to a lender either jointly and severally or on a several basis, any, or all of the following: (i) the completion of the development, in whole or in part, (ii) indemnification of the lender from environmental issues, (iii) indemnification of the lender from “bad boy acts” of the unconsolidated entity (or full recourse liability in the event of unauthorized transfer or bankruptcy) and (iv) that the loan to value and/or loan to cost will not exceed a certain percentage (maintenance or remargining guarantee) or that a percentage of the outstanding loan will be repaid (repayment guarantee).

In connection with loans to an unconsolidated entity where there is a joint and several guarantee, the Company often has a reimbursement agreement with its partner. The reimbursement agreement provides that neither party is responsible for more than its proportionate share of the guarantee. However, if the Company’s joint venture partner does not have adequate financial resources to meet its obligations under the reimbursement agreement, the Company may be liable for more than its proportionate share, up to its maximum recourse exposure, which is the full amount covered by the joint and several guarantee.

The Company’s summary of its net recourse exposure related to its unconsolidated entities was as follows:

	November 30,
	2007	2006
	(In thousands)
Sole recourse debt	$—	18,920
Several recourse debt—repayment	123,022	163,508
Several recourse debt—maintenance	355,513	560,823
Joint and several recourse debt—repayment	263,364	64,473
Joint and several recourse debt—maintenance	291,727	956,682

The Company’s maximum recourse exposure	1,033,626	1,764,406
Less joint and several reimbursement agreements with the Company’s partners	(238,692)	(661,486)

The Company’s net recourse exposure	$794,934	1,102,920

The maintenance amounts above are the Company’s maximum exposure to loss from maintenance guarantees, which assumes that the fair value of the underlying collateral is zero because it does not take into account the underlying value of the collateral.

As amended, the Company’s Credit Facility requires the Company to reduce the recourse debt of joint ventures in which it has investments by $300 million during the Company’s 2008 fiscal year and by an additional $200 million (for a total of $500 million) by the end of fiscal 2009 (See Note 9).

In addition, the Company and/or its partners occasionally grant liens on their interests in an unconsolidated entity in order to help secure a loan to that entity. When the Company and/or its partners provide guarantees, the unconsolidated entity generally receives more favorable terms from its lenders than would otherwise be available to it. In a repayment guarantee, the Company and its venture partners guarantee repayment of a portion or all of the debt in the event of a default, without the lender having to exercise its rights against the collateral. The maintenance guarantees only apply if the value or the collateral (generally land and improvements) is less than a specified percentage of the loan balance. If the Company is required to make a payment under a maintenance

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

guarantee to bring the value of the collateral above the specified percentage of the loan balance, the payment would constitute a capital contribution or loan to the unconsolidated entity and increase the Company’s share of any funds the unconsolidated entity distributes. During the year ended November 30, 2007, amounts paid under the Company’s maintenance guarantees were $84.1 million. During 2006, amounts paid under the Company’s maintenance guarantees were not material. In accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, as of November 30, 2007, the fair values of the maintenance guarantees and repayment guarantees were not material. The Company believes that as of November 30, 2007, if there was an occurrence of a triggering event or condition under a guarantee, the collateral should be sufficient to repay a significant portion of the obligation or in certain circumstances partners may be requested to contribute additional capital into the venture.

In many of the loans to unconsolidated entities, the Company and another entity or entities generally related to the Company’s subsidiary’s joint venture partner(s), have been required to give guarantees of completion to the lenders. Those completion guarantees may require that the guarantors complete the construction of the improvements for which the financing was obtained. If the construction was to be done in phases, very often the guarantee is to complete only the phases as to which construction has already commenced and for which loan proceeds were used. Under many of the completion guarantees, the guarantors are permitted, under certain circumstances, to use undisbursed loan proceeds to satisfy the completion obligations, and in many of those cases, pay interest only on those funds, with no repayment of the principal of such funds required.

The total debt of the unconsolidated entities was as follows:

	November 30,
	2007	2006
	(In thousands)
The Company’s net recourse exposure	$794,934	1,102,920
Reimbursement agreements from partners	238,692	661,486
Partner several recourse	465,641	930,177
Non-recourse land seller debt or other debt	202,048	259,191
Non-recourse debt with completion guarantee	1,432,880	948,438
Non-recourse debt without completion guarantee	1,982,475	1,099,413

Total debt	$5,116,670	5,001,625

In November 2003, the Company and LNR Property Corporation (“LNR”) each contributed its 50% interests in certain of its jointly-owned unconsolidated entities that had significant assets to a new limited liability company named LandSource Communities Development LLC (“LandSource”) in exchange for 50% interests in LandSource. In addition, in July 2003, the Company and LNR formed, and obtained at that time 50% interests in, NWHL Investment, LLC (“NWHL”), which in January 2004 purchased The Newhall Land and Farming Company (“Newhall”) for a total of approximately $1 billion, including $200 million the Company contributed and $200 million that LNR contributed (the remainder came from borrowings and sales of properties to LNR).

In November 2004, LandSource was merged into NWHL. NWHL was renamed LandSource Communities Development LLC (“Merged LandSource”) upon completion of the merger. The Company and LNR may use Merged LandSource for future joint ventures.

In February 2007, the Company’s Merged LandSource joint venture admitted MW Housing Partners as a new strategic partner. As part of the transaction, the joint venture obtained $1.6 billion of non-recourse financing, which consisted of a $200 million five-year Revolving Credit Facility, a $1.1 billion six-year Term Loan B Facility and a $244 million seven-year Second Lien Term Facility. The transaction resulted in a cash distribution from LandSource to the Company of $707.6 million. As a result, the Company’s ownership in Merged LandSource was reduced to 16%. As a result of the recapitalization, the Company recognized a pretax financial statement gain of $175.9 million during the year ended November 30, 2007 and could potentially recognize additional profits in future years, in addition to profits from its continuing ownership interest. During the year ended November 30, 2007, the Company recognized $24.7 million of profit deferred at the time of the recapitalization of the Merged LandSource joint venture in management fees and other income (expense), net. Of the $707.6 million received by the Company in the recapitalization of Merged LandSource, $76.6 million

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

represented distributions of the Company’s share of cumulative earnings from Merged LandSource, $276.4 million represented distributions of the Company’s invested capital in Merged LandSource and $354.6 million represented distributions in excess of the Company’s invested capital in Merged LandSource.

The consolidated assets and liabilities of Merged LandSource were $2.0 billion and $1.7 billion, respectively, at November 30, 2007, compared to $1.5 billion and $888.8 million, respectively, at November 30, 2006. The Company’s investment in Merged LandSource was $15.2 million and $329.1 million, respectively, at November 30, 2007 and 2006. The decrease in the Company’s investment in Merged LandSource was both a result of the decrease of the Company’s ownership percentage and losses in Merged LandSource in 2007.

7.    Operating Properties and Equipment

	November 30,
	2007	2006
	(In thousands)
Operating properties	$6,683	13,120
Leasehold improvements	33,544	33,896
Furniture, fixtures and equipment	36,682	45,922

	76,909	92,938
Accumulated depreciation and amortization	(52,991)	(50,061)

	$23,918	42,877

Operating properties and equipment are included in other assets in the consolidated balance sheets.

8.    Other Assets

	November 30,
	2007	2006
	(In thousands)
Income tax receivable	$881,525	—
Deferred tax asset, net	741,598	300,197
Other	121,554	173,893

	$1,744,677	474,090

The Company incurred a net operating loss (“NOL”) for income tax purposes, which is expected to expire at various times through 2028. As a result, the Company filed NOL carryback claims and received tax refunds of $852 million subsequent to November 30, 2007.

9.    Senior Notes and Other Debts Payable

	November 30,
	2007	2006
	(Dollars in thousands)
7 5/8% senior notes due 2009	$279,491	277,830
5.125% senior notes due 2010	299,825	299,766
5.95% senior notes due 2011	249,516	249,415
5.95% senior notes due 2013	346,268	345,719
5.50% senior notes due 2014	247,806	247,559
5.60% senior notes due 2015	501,804	501,957
6.50% senior notes due 2016	249,708	249,683
Senior floating-rate notes due 2009	—	300,000
Mortgage notes on land and other debt	121,018	141,574

	$2,295,436	2,613,503

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s senior unsecured revolving credit facility (the “Credit Facility”), as amended, consists of a $1.5 billion revolving credit facility that matures in July 2011. However, the Company’s borrowings under the Credit Facility cannot exceed a borrowing base, consisting of specified percentages of various types of its assets. The Credit Facility is guaranteed by substantially all of the Company’s subsidiaries other than finance company subsidiaries (which include mortgage and title insurance agency subsidiaries). Interest rates on outstanding borrowings are LIBOR-based, with margins determined based on changes in the Company’s credit ratings, or an alternate base rate, as described in the credit agreement. At both November 30, 2007 and 2006, the Company had no outstanding balance under the Credit Facility. However, at November 30, 2007 and 2006, $443.5 million and $496.9 million, respectively, of the Company’s total letters of credit outstanding discussed below, were collateralized against certain borrowings available under the Credit Facility.

As amended, the Credit Facility requires that recourse indebtedness of joint ventures in which the Company has investments be reduced by $300 million during the Company’s 2008 fiscal year and an additional $200 million (for a total of $500 million) by the end of fiscal 2009.

At November 30, 2007 and 2006, the Company had both financial and performance letters of credit outstanding in the amount of $814.4 million and $1.4 billion, respectively. The Company’s financial letters of credit outstanding were $424.2 million and $727.6 million, respectively, at November 30, 2007 and 2006. These letters of credit are posted with either regulatory bodies to guarantee the Company’s performance of certain development and construction activities or in lieu of cash deposits on option contracts.

In September 2007, the Company terminated its structured letter of credit facility (the “LC Facility”) reducing the commitment amount to zero. Outstanding letters of credit issued under the LC Facility were transferred to other existing facilities or matured prior to the LC Facility’s termination.

In June 2007, the Company redeemed its $300 million senior floating-rate notes due 2009. The redemption price was $300.0 million, or 100% of the principal amount of the senior floating-rate notes due 2009 outstanding, plus accrued and unpaid interest as of the redemption date.

In November 2006, the Company redeemed its $200 million senior floating-rate notes due 2007. The redemption price was $200.0 million, or 100% of the principal amount of the senior floating-rate notes due 2007 outstanding, plus accrued and unpaid interest as of the redemption date.

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

In April 2006, the Company issued $250 million of 5.95% senior notes due 2011 and $250 million of 6.50% senior notes due 2016 (collectively, the “New Senior Notes”) at prices of 99.766% and 99.873%, respectively, in a private placement under SEC Rule 144A. Proceeds from the offering of the New Senior Notes, after initial purchaser’s discount and expenses, were $248.7 million and $248.9 million, respectively. The Company added the proceeds to its working capital to be used for general corporate purposes. Interest on the New Senior Notes is due semi-annually. The New Senior Notes are unsecured and unsubordinated, and substantially all of the Company’s subsidiaries other than finance company subsidiaries guarantee the New Senior Notes. In October 2006, the Company completed an exchange of the New Senior Notes for substantially identical notes registered under the Securities Act of 1933 (the “Exchange Notes”), with substantially all of the New Senior Notes being exchanged for Exchange Notes. At November 30, 2007 and 2006, the carrying value of the Exchange Notes was $499.2 million and $499.1 million, respectively.

In March 2006, the Company initiated a commercial paper program (the “Program”) under which the Company issued short-term unsecured notes in an aggregate amount not to exceed $2.0 billion. This Program allowed the Company to obtain more favorable short-term borrowing rates than it would obtain otherwise. The

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Program is exempt from the registration requirements of the Securities Act of 1933. Issuances under the Program were guaranteed by all of the Company’s wholly-owned subsidiaries that are also guarantors of its Credit Facility.

The Company also had an arrangement with a financial institution whereby it entered into short-term, unsecured, fixed-rate notes from time-to-time.

In October 2007, Moody’s Investors Service (“Moody’s”) issued a downgrade of the Company’s senior debt, lowering the rating to “Ba1,” and changed the rating of the Company’s commercial paper to “not prime.” In November 2007, Standard & Poor’s (“S&P”) issued a downgrade of the Company’s senior debt, lowering the rating to “BB+” and removed the rating of the Company’s commercial paper. As a result of these rating actions, the Company’s senior debt is no longer rated as investment grade by Moody’s and S&P, although it retains an investment grade rating from Fitch. As a result of the Company’s current ratings, it no longer has access to the markets for commercial paper, nor unsecured, fixed-rate notes.

In September 2005, the Company sold $300 million of 5.125% senior notes due 2010 (the “5.125% Senior Notes”) at a price of 99.905% in a private placement. Proceeds from the offering, after initial purchaser’s discount and expenses, were $298.2 million. The Company added the proceeds to the Company’s working capital to be used for general corporate purposes. Interest on the 5.125% Senior Notes is due semi-annually. The 5.125% Senior Notes are unsecured and unsubordinated. Substantially all of the Company’s subsidiaries other than finance company subsidiaries guaranteed the 5.125% Senior Notes. In 2006, the Company exchanged the 5.125% Senior Notes for registered notes. The registered notes have substantially identical terms as the 5.125% Senior Notes, except that the registered notes do not include transfer restrictions that are applicable to the 5.125% Senior Notes. At both November 30, 2007 and 2006, the carrying value of the 5.125% Senior Notes was $299.8 million.

In April 2005, the Company sold $300 million of 5.60% Senior Notes due 2015 (the “Senior Notes”) at a price of 99.771%. Proceeds from the offering, after initial purchaser’s discount and expenses, were $297.5 million. In July 2005, the Company sold $200 million of 5.60% Senior Notes due 2015 at a price of 101.407%. The Senior Notes were the same issue as the Senior Notes the Company sold in April 2005. Proceeds from the offering, after initial purchaser’s discount and expenses, were $203.9 million. The Company added the proceeds of both offerings to its working capital to be used for general corporate purposes. Interest on the Senior Notes is due semi-annually. The Senior Notes are unsecured and unsubordinated. Substantially all of the Company’s subsidiaries other than finance company subsidiaries guaranteed the Senior Notes. The Senior Notes were subsequently exchanged for identical Senior Notes that had been registered under the Securities Act of 1933. At November 30, 2007 and 2006, the carrying value of the Senior Notes sold in April and July 2005 was $501.8 million and $502.0 million, respectively.

In May 2005, the Company redeemed all of its outstanding 9.95% senior notes due 2010 (the “Notes”). The redemption price was $337.7 million, or 104.975% of the principal amount of the Notes outstanding, plus accrued and unpaid interest as of the redemption date. The redemption of the Notes resulted in a $34.9 million pretax loss.

In August 2004, the Company sold $250 million of 5.50% senior notes due 2014 (the “5.50% Senior Notes”) at a price of 98.842% in a private placement. Proceeds from the offering, after initial purchaser’s discount and expenses, were $245.5 million. The Company used the proceeds to repay borrowings under its Credit Facility. Interest on the 5.50% Senior Notes is due semi-annually. The 5.50% Senior Notes are unsecured and unsubordinated. Substantially all of the Company’s subsidiaries, other than finance company subsidiaries, guaranteed the 5.50% Senior Notes. At November 30, 2007 and 2006, the carrying value of the 5.50% Senior Notes was $247.8 million and $247.6 million, respectively.

In February 2003, the Company issued $350 million of 5.95% senior notes due 2013 at a price of 98.287%. Substantially all of the Company’s subsidiaries, other than finance company subsidiaries, guaranteed the 5.95% senior notes. At November 30, 2007 and 2006, the carrying value of the 5.95% senior notes was $346.3 million and $345.7 million, respectively.

In February 1999, the Company issued $282 million of 7 5/8% senior notes due 2009. Substantially all of the Company’s subsidiaries, other than finance company subsidiaries, guaranteed the 7 5/8% senior notes. At November 30, 2007 and 2006, the carrying value of the 7 5/8% senior notes was $279.5 million and $277.8 million, respectively.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At November 30, 2007, the Company had mortgage notes on land and other debt bearing interest at rates up to 10.0% with an average interest rate of 2.9%. The notes are due through 2017 and are collateralized by land. At November 30, 2007 and 2006, the carrying value of the mortgage notes on land and other debt was $121.0 million and $141.6 million, respectively.

The minimum aggregate principal maturities of senior notes and other debts payable during the five years subsequent to November 30, 2007 and thereafter are as follows:

Debt Maturities
(In thousands)
2008	$90,229
2009	304,496
2010	305,609
2011	249,516
2012	—
Thereafter	1,345,586

In January 2008, the Company completed an amendment to its Credit Facility that modified the tangible net worth requirement and restructured the borrowing base. Therefore, effective November 30, 2007, the Company was in compliance with the financial covenants in its debt arrangements. However, the commitment was reduced to $1.5 billion and the Company is required to reduce the recourse debt of joint ventures in which it has investments by $300 million during the Company’s 2008 fiscal year and by an additional $200 million (for a total of $500 million) by the end of fiscal 2009.

10.     Other Liabilities

	November 30,
	2007	2006
	(In thousands)
Deferred income	$253,769	238,676
Product warranty	164,841	172,571
Accrued compensation	127,934	302,038
Income taxes currently payable	—	40,259
Other	583,247	837,020

	$1,129,791	1,590,564

11.    Financial Services Segment

The assets and liabilities related to the Financial Services segment were as follows:

	November 30,
	2007	2006
	(In thousands)
Assets:
Cash	$152,727	116,657
Receivables, net	280,526	633,004
Loans held-for-sale, net	293,499	483,704
Loans held-for-investment, net	137,544	189,638
Investments held-to-maturity	61,518	59,571
Goodwill	61,222	61,205
Other	50,773	69,597

	$1,037,809	1,613,376

Liabilities:
Notes and other debts payable	$541,437	1,149,231
Other	190,221	212,984

	$731,658	1,362,215

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At November 30, 2007, the Financial Services segment had a conduit and warehouse facility totaling $1.0 billion, recently reduced from $1.1 billion in order to obtain a waiver of a financial covenant. It uses those facilities to finance its lending activities until it accumulates sufficient mortgage loans to be able to sell them into the capital markets. Borrowings under the lines of credit were $505.4 million and $1.1 billion, respectively at November 30, 2007 and 2006 and were collateralized by mortgage loans and receivables on loans sold but not yet funded by the investor with outstanding principal balances of $540.9 million and $1.3 billion, respectively, at November 30, 2007 and 2006. There are several interest rate-pricing options, which fluctuate with market rates. The effective interest rate on the facilities at November 30, 2007 and 2006 was 5.5% and 6.1%, respectively. The lines of credit consist of a conduit facility, which matures in June 2008 ($600 million) and a warehouse facility that matures in April 2008 ($425 million). In the past, the Company has been able to obtain renewals of these facilities at the times of their maturities; however, given the Company’s reduced volume of deliveries, its financing requirements have decreased. Therefore, the Company is working with several other lenders in case these facilities are not renewed.

At November 30, 2007 and 2006, the Financial Services segment had advances under a different conduit funding agreement amounting to $11.8 million and $1.7 million, respectively. Borrowings under this agreement are collateralized by mortgage loans and had an effective interest rate of 5.8% and 6.2%, respectively, at November 30, 2007 and 2006. The segment also had a $25 million revolving line of credit that matures in May 2008, at which time the segment expects the line of credit to be renewed. The line of credit is collateralized by certain assets of the segment and stock of certain title subsidiaries. Borrowings under the line of credit were $24.0 million and $23.7 million at November 30, 2007 and 2006, respectively, and had an effective interest rate of 5.7% and 6.3%, respectively, at November 30, 2007 and 2006. As of November 30, 2007, the Company’s Financial Services segment was in compliance with the financial covenants in its debt arrangements.

12.    Income Taxes

The provision (benefit) for income taxes consisted of the following:

From continuing operations

	Years Ended November 30,
	2007	2006	2005
	(In thousands)
Current:
Federal	$(715,311)	484,731	717,109
State	14,128	62,054	87,955

	(701,183)	546,785	805,064

Deferred:
Federal	(282,263)	(173,616)	9,232
State	(156,554)	(24,389)	988

	(438,817)	(198,005)	10,220

	$(1,140,000)	348,780	815,284

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

From discontinued operations

	Years Ended November 30,
	2007	2006	2005
	(In thousands)
Current:
Federal	$—	—	5,791
State	—	—	731

	—	—	6,522

Deferred:
Federal	—	—	(5)
State	—	—	(1)

	—	—	(6)

	$—	—	6,516

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant temporary differences that give rise to the net deferred tax asset are as follows:

	November 30,
	2007	2006
	(In thousands)
Deferred tax assets:
Inventory valuation adjustments	$380,491	208,433
Reserves and accruals	160,071	227,045
Net operating loss carryforward	126,649	29,965
Capitalized expenses	84,261	139,695
Investments in unconsolidated entities	33,699	18,456
Goodwill	30,011	—
Other	19,594	35,262

Total deferred tax assets	834,776	658,856

Deferred tax liabilities:
Completed contract reporting differences	54,732	235,742
Section 461(f) deductions	—	34,960
Other	33,186	80,954

Total deferred tax liabilities	87,918	351,656

Net deferred tax asset	$746,858	307,200

The Homebuilding Division’s net deferred tax asset amounting to $741.6 million and $300.2 million at November 30, 2007 and 2006, respectively, is included in other assets in the consolidated balance sheets.

At November 30, 2007 and 2006, the Financial Services segment had a net deferred tax asset of $5.3 million and $7.0 million, respectively, which is included in the assets of the Financial Services Division.

Prior to the goodwill impairments in 2007, goodwill was included as a deferred tax liability in “Other” in the table above. As a result of the goodwill impairments, the tax basis of goodwill is in excess of its book value. Accordingly, goodwill is now classified as a deferred tax asset in the table above.

SFAS 109 requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance, if based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically based on the SFAS 109 more-likely-than-not realization threshold criterion. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, the Company’s experience with loss carryforwards not expiring unused and tax planning alternatives.

The Company’s analysis of the need for a valuation allowance recognizes that while the Company has not incurred a cumulative loss over its evaluation period, a substantial loss was incurred in 2007. However, a substantial portion of this loss was the result of the difficult current market conditions that led to the impairments of certain tangible assets as well as goodwill. Consideration has also been given to the lengthy period over which these net deferred tax assets can be realized, and the Company’s history of not having loss carryforwards expire unused.

If future events change the outcome of the Company’s projected return to profitability, a substantial valuation allowance may be required to reduce the deferred tax assets. However, currently no valuation allowance has been established for the Company’s deferred tax assets as the Company believes such assets will more likely than not be realized. The Company will continue to assess the need for a valuation allowance in the future.

The American Jobs Creation Act of 2004 provides a tax deduction on qualified domestic production activities under Internal Revenue Code Section 199. The tax benefit resulting from this deduction is reflected in the effective tax rate for the year ended November 30, 2006. However, the Company did not recognize any benefit for the year ended November 30, 2007 as a result of its pretax loss. In addition, a portion of the November 30, 2006 tax benefit was reduced due to the carry back of the Company’s current pretax loss.

The Company completed its examination by the Internal Revenue Service (“IRS”) for years ended through 2004. The results of such examination did not have an adverse effect on the Company’s consolidated financial statements as of and for the year ended November 30, 2007. The Company is currently under exam for its 2005, 2006 and 2007 fiscal years. The Company is also subject to various income tax examinations in the states in which it does business. During 2007, the Company completed a number of state examinations without any material effect on its fiscal year 2007 net loss.

A reconciliation of the statutory rate and the effective tax rate follows:

	Percentage of Pretax Income (Loss)
	2007	2006	2005
Statutory rate	35.00%	35.00%	35.00%
State income taxes, net of federal income tax benefit	3.00	2.75	2.75
Internal Revenue Code Section 199 impact	(0.30)	(0.75)	—
Goodwill impairments and other	(0.70)	—	—

Effective rate	37.00%	37.00%	37.75%

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share for the years ended November 30, 2007, 2006 and 2005 were calculated as follows:

	2007	2006	2005
	(In thousands, except per share amounts)
Numerator—Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$(1,941,081)	593,869	1,344,410
Earnings from discontinued operations	—	—	10,745

Numerator for basic earnings (loss) per share—net earnings (loss)	$(1,941,081)	593,869	1,355,155

Numerator—Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$(1,941,081)	593,869	1,344,410
Interest on 5.125% zero-coupon convertible senior subordinated notes due 2021, net of tax	—	1,565	7,699

Numerator for diluted earnings (loss) per share from continuing operations	(1,941,081)	595,434	1,352,109
Numerator for diluted earnings per share from discontinued operations	—	—	10,745

Numerator for diluted earnings (loss) per share—net earnings (loss)	$(1,941,081)	595,434	1,362,854

Denominator:
Denominator for basic earnings (loss) per share—weighted average shares	157,718	158,040	155,398
Effect of dilutive securities:
Employee stock options and nonvested shares	—	1,865	2,598
5.125% zero-coupon convertible senior subordinated notes due 2021	—	1,466	7,526

Denominator for diluted earnings (loss) per share—adjusted weighted average shares and assumed conversions	157,718	161,371	165,522

Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$(12.31)	3.76	8.65
Earnings from discontinued operations	—	—	0.07

Net earnings (loss)	$(12.31)	3.76	8.72

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$(12.31)	3.69	8.17
Earnings from discontinued operations	—	—	0.06

Net earnings (loss)	$(12.31)	3.69	8.23

Options to purchase 4.9 million shares and 3.1 million shares, respectively, in total of Class A and Class B common stock were outstanding and anti-dilutive for the years ended November 30, 2007 and 2006. For the year ended November 30, 2005, anti-dilutive options outstanding were not material.

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

In April 2006, substantially all of the Company’s outstanding Convertible Notes were converted by the noteholders into 4.9 million Class A common shares. Convertible Notes not converted by the noteholders were not material and were redeemed by the Company on April 4, 2006. During the year ended November 30, 2005, $288.7 million face value of Convertible Notes were converted to 4.1 million shares of the Company’s Class A

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

common stock. The weighted average amount of shares issued upon conversion is included in the calculation of basic earnings per share from the date of conversion. The calculation of diluted earnings per share included 1.5 million shares and 7.5 million shares, respectively, for the years ended November 30, 2006 and 2005, related to the dilutive effect of the Convertible Notes prior to conversion.

14.    Comprehensive Income (Loss)

Comprehensive income (loss) represents changes in stockholders’ equity from non-owner sources. The components of comprehensive income (loss) were as follows:

	Years Ended November 30,
	2007	2006	2005
	(In thousands)
Net earnings (loss)	$(1,941,081)	593,869	1,355,155
Unrealized gains arising during period on interest rate swaps, net of tax	1,002	2,853	10,049
Unrealized loss on Company’s portion of unconsolidated entity’s interest rate swap liability, net of tax	(2,061)	—	—
Unrealized gains arising during period on available-for-sale investment securities, net of tax	—	7	185
Reclassification adjustment for loss included in net loss for interest rate swaps, net of tax	338	—	—
Reclassification adjustment for gains included in net earnings for available-for-sale investment securities, net of tax	—	(245)	—
Change to the Company’s portion of unconsolidated entity’s minimum pension liability, net of tax	701	565	(880)

Comprehensive income (loss)	$(1,941,101)	597,049	1,364,509

The Company’s effective tax rate was 37.00% in both 2007 and 2006, and 37.75% in 2005.

Accumulated other comprehensive income (loss) consisted of the following at November 30, 2007 and 2006:

	November 30,
	2007	2006
	(In thousands)
Unrealized loss on interest rate swaps, net of tax	$—	(1,340)
Unrealized loss on Company’s portion of unconsolidated entity’s interest rate swap liability, net of tax	(2,061)	—
Unrealized loss on Company’s portion of unconsolidated entity’s minimum pension liability, net of tax	—	(701)

Accumulated other comprehensive loss	$(2,061)	(2,041)

15.    Capital Stock

Preferred Stock

The Company is authorized to issue 500,000 shares of preferred stock with a par value of $10 per share and 100 million shares of participating preferred stock with a par value of $0.10 per share. No shares of preferred stock or participating preferred stock have been issued as of November 30, 2007.

Common Stock

During 2007, 2006 and 2005, Class A and Class B common stockholders received per share annual dividends of $0.64, $0.64 and $0.57 per share per year (payable quarterly). In September 2005, the Company’s Board of Directors voted to increase the annual dividend rate with regard to the Company’s Class A and Class B common stock to $0.64 per share per year (payable quarterly) from $0.55 per share per year (payable quarterly).

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The only significant difference between the Class A common stock and Class B common stock is that Class A common stock entitles holders to one vote per share and the Class B common stock entitles holders to ten votes per share.

As of November 30, 2007, Stuart A. Miller, the Company’s President, Chief Executive Officer and a Director, directly owned, or controlled through family-owned entities, shares of Class A and Class B common stock, which represented approximately 49% voting power of the Company’s stock.

In June 2001, the Company’s Board of Directors authorized a stock repurchase program to permit the purchase of up to 20 million shares of its outstanding common stock. During 2007, there were no material share repurchases of common stock under the stock repurchase program. During 2006, the Company repurchased a total of 6.2 million shares of the outstanding common stock under the stock repurchase program for an aggregate purchase price including commissions of $320.1 million, or $51.59 per share. As of November 30, 2007, 6.2 million shares of common stock can be repurchased in the future under the program.

Treasury stock increased by 0.8 million Class A common shares during the year ended November 30, 2007, primarily related to forfeitures of restricted stock. In addition to the common shares purchased under the Company’s stock repurchase program during the years ended November 30, 2006 and 2005, the Company repurchased approximately 0.1 million and 0.2 million Class A common shares, respectively, related to the vesting of restricted stock and distributions of common stock from the Company’s deferred compensation plan.

Restrictions on Payment of Dividends

Other than to maintain compliance with certain covenants contained in the Credit Facility, there are no restrictions on the payment of dividends on common stock by the Company. There are no agreements which restrict the payment of dividends by subsidiaries of the Company other than to maintain the financial ratios and net worth requirements under the Financial Services segment’s warehouse lines of credit.

401(k) Plan

Under the Company’s 401(k) Plan (the “Plan”), contributions made by employees can be invested in a variety of mutual funds or proprietary funds provided by the Plan trustee. The Company may also make contributions for the benefit of employees. The Company records as compensation expense its contribution to the 401(k) Plan. This amount was $15.2 million in 2007, $19.0 million in 2006 and $12.0 million in 2005.

16.    Share-Based Payments

The Company has share-based awards outstanding under four different plans which provide for the granting of stock options and stock appreciation rights and awards of restricted common stock (“nonvested shares”) to key officers, employees and directors. These awards are primarily issued in the form of new shares. The exercise prices of stock options and stock appreciation rights may not be less than the market value of the common stock on the date of the grant. No options granted under the plans may be exercisable until at least six months after the date of the grant. Thereafter, exercises are permitted in installments determined when options are granted. Each stock option and stock appreciation right will expire on a date determined at the time of the grant, but not more than ten years after the date of the grant.

Prior to December 1, 2005, the Company accounted for stock option awards granted under the plans in accordance with the recognition and measurement provisions of APB 25 and related Interpretations, as permitted by SFAS 123. Share-based employee compensation expense was not recognized in the Company’s consolidated statements of operations prior to December 1, 2005, as all stock option awards granted under the plans had an exercise price equal to or greater than the market value of the common stock on the date of the grant. Effective December 1, 2005, the Company adopted the provisions of SFAS 123R using the modified-prospective-transition method. Under this transition method, compensation expense recognized during the year ended November 30, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of, December 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to December 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified-prospective-transition method, results for prior periods have not been restated.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of SFAS 123R, the charge to earnings (loss) before provision (benefit) for income taxes for the years ended November 30, 2007 and 2006 was $17.2 million and $25.6 million, respectively. The impact of SFAS 123R on net earnings (loss) for the years ended November 30, 2007 and 2006 was $12.6 million and $18.5 million, respectively. The impact of SFAS 123R on basic earnings (loss) per share for the years ended November 30, 2007 and 2006 was $0.08 per share and $0.12 per share, respectively. The impact of SFAS 123R on diluted earnings (loss) per share for the years ended November 30, 2007 and 2006 was $0.08 per share and $0.11 per share, respectively.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits related to deductions resulting from the exercise of stock options as cash flows from operating activities in the consolidated statements of cash flows. SFAS 123R requires that cash flows resulting from tax benefits related to tax deductions in excess of the compensation expense recognized for those options (excess tax benefits) be classified as financing cash flows. As a result, the Company classified $4.6 million and $7.1 million, respectively, of excess tax benefits as financing cash inflows for the years ended November 30, 2007 and 2006.

The following table illustrates the effect on net earnings and earnings per share for the year ended November 30, 2005, if the Company had applied the fair value recognition provisions of SFAS 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, to stock options awards granted under the Company’s share-based payment plans. For purposes of this pro forma disclosure, the value of the stock option awards is estimated using a Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods.

Year Ended November 30, 2005
(In thousands, except per share amounts)
Net earnings, as reported	$1,355,155
Add: Total stock-based employee compensation expense included in reported net earnings, net of tax	3,999
Deduct: Total stock-based employee compensation expense determined under fair market value based method for all awards, net of tax	(16,912)

Pro forma net earnings	$1,342,242

Earnings per share:
Basic—as reported	$8.72

Basic—pro forma	$8.64

Diluted—as reported	$8.23

Diluted—pro forma	$8.16

Compensation expense related to the Company’s share-based awards for the years ended November 30, 2007 and 2006 was $35.5 million and $36.6 million, respectively, of which $17.2 million and $25.6 million, respectively, related to stock options and $18.3 million and $11.0 million, respectively, related to nonvested shares. During the year ended November 30, 2005, compensation expense related to the Company’s share-based awards was $6.9 million, which primarily related to nonvested shares. The total income tax benefit recognized in the consolidated statements of operations for share-based awards during the year ended November 30, 2007 and 2006 was $11.3 million and $11.2 million, respectively, of which $4.5 million and $7.1 million, respectively, related to stock options and $6.8 million and $4.1 million, respectively, related to nonvested shares. During the year ended November 30, 2005, the income tax benefit recognized in the consolidated statement of operations for share-based awards was $2.6 million, all of which related to nonvested shares.

Cash received from stock options exercised during the years ended November 30, 2007, 2006 and 2005 was $21.6 million, $31.1 million and $38.1 million, respectively. The tax deductions related to stock options exercised during the years ended November 30, 2007, 2006 and 2005 were $8.3 million, $12.1 million and $23.2 million, respectively.

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

The fair value of these options was determined at the date of the grant using the Black-Scholes option-pricing model. The significant weighted average assumptions for the years ended November 30, 2007, 2006 and 2005 were as follows:

	2007	2006	2005
Dividend yield	1.3% - 2.7%	1.1%	1.0%
Volatility rate	30% - 34%	31% - 34%	27% - 34%
Risk-free interest rate	4.1% - 5.0%	4.1% - 5.0%	3.8% - 4.6%
Expected option life (years)	2.0 - 5.0	2.0 - 5.0	2.0 - 5.0

A summary of the Company’s stock option activity for the year ended November 30, 2007 was as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (In thousands)
Outstanding at November 30, 2006	7,200,712	$42.93
Grants	1,105,500	$48.49
Forfeited or expired	(940,783)	$50.70
Exercises	(1,027,264)	$20.70

Outstanding at November 30, 2007	6,338,165	$46.35	2.2 years	$2,433

Vested and expected to vest in the future at November 30, 2007	6,163,121	$46.15	2.2 years	$2,433

Exercisable at November 30, 2007	2,952,901	$37.90	1.3 years	$2,180

Available for grant at November 30, 2007	9,702,205

The weighted average fair value of options granted during the years ended November 30, 2007, 2006 and 2005 was $12.89, $17.27 and $16.02, respectively. The total intrinsic value of options exercised during the years ended November 30, 2007, 2006 and 2005 was $22.3 million, $36.1 million and $70.2 million, respectively.

The fair value of nonvested shares is determined based on the trading price of the Company’s common stock on the grant date. The weighted average fair value of nonvested shares granted during the years ended November 30, 2007, 2006 and 2005 was $49.52, $57.09 and $61.93, respectively. A summary of the Company’s nonvested shares activity for the year ended November 30, 2007 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested restricted shares at November 30, 2006	1,261,768	$59.40
Grants	1,477,050	$49.52
Vested	(348,045)	$62.72
Forfeited	(690,182)	$52.77

Nonvested restricted shares at November 30, 2007	1,700,591	$52.83

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At November 30, 2007, there was $80.0 million of unrecognized compensation expense related to unvested share-based awards granted under the Company’s share-based payment plans, of which $27.5 million relates to stock options and $52.5 million relates to nonvested shares. The unrecognized expense related to nonvested shares is expected to be recognized over a weighted-average period of 2.7 years. During the years ended November 30, 2007, 2006 and 2005, 0.3 million nonvested shares, 0.1 million nonvested shares and 0.5 million nonvested shares, respectively, vested. The tax impact related to nonvested share activity during 2007, 2006 and 2005 were ($3.1) million, $3.7 million and $16.0 million, respectively.

17.    Deferred Compensation Plan

In June 2002, the Company adopted the Lennar Corporation Nonqualified Deferred Compensation Plan (the “Deferred Compensation Plan”) that allowed a selected group of members of management to defer a portion of their salaries and bonuses and up to 100% of their restricted stock. All participant contributions to the Deferred Compensation Plan are vested. Salaries and bonuses that are deferred under the Deferred Compensation Plan are credited with earnings or losses based on investment decisions made by the participants. The cash contributions to the Deferred Compensation Plan are invested by the Company in various investment securities that were classified as trading.

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

As of November 30, 2007, approximately 36,000 Class A common shares and 3,600 Class B common shares of restricted stock had been surrendered in exchange for rights under the Deferred Compensation Plan, resulting in a reduction in stockholders’ equity of $0.3 million fully offset by an increase in stockholders’ equity to reflect the deferral of compensation in that amount. Shares that the Company is obligated to issue in the future under the Deferred Compensation Plan are treated as outstanding shares in both the Company’s basic and diluted earnings (loss) per share calculations for the years ended November 30, 2007, 2006 and 2005. In January 2008, the Compensation Committee of the Company’s Board of Directors approved the termination of the Deferred Compensation Plan and the payout of $1.8 million in total in cash and shares of common stock to its participants.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.    Financial Instruments

The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at November 30, 2007 and 2006, using available market information and what the Company believes to be appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies might have a material effect on the estimated fair value amounts. The table excludes cash, restricted cash, receivables and accounts payable, which had fair values approximating their carrying values due to the short maturities of these instruments.

	November 30,
	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
ASSETS
Homebuilding:
Investments—trading	$—	—	8,544	8,544
Financial services:
Loans held-for-sale, net	$293,499	293,499	483,704	483,704
Loans held-for-investment, net	137,544	137,564	189,638	187,672
Investments—held-to-maturity	61,518	61,572	59,571	59,546
LIABILITIES
Homebuilding:
Senior notes and other debts payable	$2,295,436	1,905,502	2,613,503	2,626,235
Financial services:
Notes and other debts payable	$541,437	541,437	1,149,231	1,149,231
OTHER FINANCIAL INSTRUMENTS
Homebuilding liabilities:
Interest rate swaps	$—	—	2,128	2,128
Financial services liabilities:
Commitments to originate loans	$1,259	1,259	626	626
Forward commitments to sell loans and option contracts	(4,301)	(4,301)	(3,444)	(3,444)

The following methods and assumptions are used by the Company in estimating fair values:

Homebuilding—For senior notes and other debts payable, the fair value of fixed-rate borrowings is based on quoted market prices. Variable-rate borrowings are tied to market indices and therefore approximate fair value. The fair value for interest rate swaps was based on dealer quotations and generally represented an estimate of the amount the Company would have paid or received to terminate the agreement at the reporting date.

Financial services—The fair values are based on quoted market prices, if available. The fair values for instruments that do not have quoted market prices are estimated by the Company on the basis of discounted cash flows or other financial information.

The Homebuilding operations utilized interest rate swap agreements to manage interest costs and hedge against risks associated with changing interest rates. Counterparties to these agreements were major financial institutions. A majority of the Homebuilding operations’ variable interest rate borrowings are based on the LIBOR index. At November 30, 2007, the Homebuilding operations had no interest rate swap agreements outstanding. At November 30, 2006, the Homebuilding operations had three interest rate swap agreements outstanding with a total notional amount of $200 million, which were expected to mature at various dates through fiscal 2008; however, the Company’s last remaining interest rate swap was terminated in June 2007. The effect of interest rate swap agreements on interest incurred and on the average interest rate was an increase of $1.4 million and no impact on the average interest rate, respectively, for the year ended November 30, 2007, an increase of $3.8 million and 0.10%, respectively, for the year ended November 30, 2006 and an increase of $11.0 million and 0.40%, respectively, for the year ended November 30, 2005.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Financial Services segment had a pipeline of loan applications in process of $1.2 billion at November 30, 2007. Loans in process for which interest rates were committed to the borrowers totaled approximately $209.7 million as of November 30, 2007. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers, the total commitments do not necessarily represent future cash requirements.

The Financial Services segment uses mandatory mortgage-backed securities (“MBS”) forward commitments, option contracts and investor commitments to hedge its mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk is managed by entering into MBS forward commitments, option contracts with investment banks, federally regulated bank affiliates and loan sales transactions with permanent investors meeting the segment’s credit standards. The segment’s risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At November 30, 2007, the segment had open commitments amounting to $281.0 million to sell MBS with varying settlement dates through January 2008.

19.    Consolidation of Variable Interest Entities

The Company follows FIN 46R, which requires the consolidation of certain entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.

Unconsolidated Entities

At November 30, 2007, the Company had investments in and advances to unconsolidated entities established to acquire and develop land for sale to the Company in connection with its homebuilding operations, for sale to third parties or for the construction of homes for sale to third-party homebuyers. The Company evaluated all agreements under FIN 46R during 2007 that were entered into or had reconsideration events and it consolidated entities that at November 30, 2007 had total combined assets and liabilities of $139.6 million and $97.0 million, respectively.

At November 30, 2007 and 2006, the Company’s recorded investment in unconsolidated entities was $934.3 million and $1.4 billion, respectively. The Company’s estimated maximum exposure to loss with regard to unconsolidated entities was primarily its recorded investments in these entities and the exposure under the guarantees discussed in Note 6.

Option Contracts

In the Company’s homebuilding operations, the Company has access to land through option contracts, which generally enables it to control portions of properties owned by third parties (including land funds) and unconsolidated entities until the Company has determined whether to exercise the option.

A majority of the Company’s option contracts require a non-refundable cash deposit or irrevocable letter of credit based on a percentage of the purchase price of the land. The Company’s option contracts sometimes include price escalators, which adjust the purchase price of the land to its approximate fair value at the time of acquisition, or is based on the market value at the time of takedown. The exercise periods of the Company’s option contracts generally range from one to ten years.

The Company’s investments in option contracts are recorded at cost unless those investments are determined to be impaired, in which case the Company’s investments are written down to fair value. The Company reviews option contracts for impairment during each reporting period. The most significant indicator of impairment is a decline in the fair value of the optioned property such that the purchase and development of the optioned property would no longer meet the Company’s targeted return on investment. Such declines could be caused by a variety of factors including increased competition, decreases in demand or changes in local regulations that adversely impact the cost of development. Changes in any of these factors would cause the Company to re-evaluate the likelihood of exercising its land options.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Some option contracts contain a predetermined take-down schedule for the optioned land parcels. However, in almost all instances, the Company is not required to purchase land in accordance with those take-down schedules. In substantially all instances, the Company has the right and ability to not exercise its option and forfeit its deposit without further penalty, other than termination of the option and loss of any unapplied portion of its deposit and pre-acquisition costs. Therefore, in substantially all instances, the Company does not consider the take-down price to be a firm contractual obligation.

When the Company does not intend to exercise an option, it writes-off any unapplied deposit and pre-acquisition costs associated with the option contract. For the years ended November 30, 2007, 2006 and 2005, the Company wrote-off $530.0 million, $152.2 million and $15.1 million, respectively, of option deposits and pre-acquisition costs related to land under option that it does not intend to purchase.

The table below indicates the number of homesites owned and homesites to which the Company had access through option contracts with third parties (“optioned”) or unconsolidated joint ventures in which the Company has investments (“JVs”) (i.e., controlled homesites) for each of its homebuilding segments and Homebuilding Other at November 30, 2007 and 2006:

	Controlled Homesites
November 30, 2007	Optioned	JVs	Total	Owned Homesites	Total Homesites
East	14,888	14,091	28,979	24,014	52,993
Central	5,783	16,373	22,156	14,919	37,075
West	1,243	30,800	32,043	15,300	47,343
Other	963	1,729	2,692	8,568	11,260

Total homesites	22,877	62,993	85,870	62,801	148,671

	Controlled Homesites
November 30, 2006	Optioned	JVs	Total	Owned Homesites	Total Homesites
East	42,733	17,898	60,631	36,169	96,800
Central	27,435	30,815	58,250	21,887	80,137
West	17,959	43,789	61,748	22,390	84,138
Other	6,631	2,019	8,650	11,879	20,529

Total homesites	94,758	94,521	189,279	92,325	281,604

The Company evaluated all option contracts for land when entered into or upon a reconsideration event and determined it was the primary beneficiary of certain of these option contracts. Although the Company does not have legal title to the optioned land, under FIN 46R, the Company, if it is deemed to be the primary beneficiary, is required to consolidate the land under option at the purchase price of the optioned land. During 2007 and 2006, the effect of the consolidation of these option contracts was an increase of $345.3 million and $548.7 million, respectively, to consolidated inventory not owned with a corresponding increase to liabilities related to consolidated inventory not owned in the accompanying consolidated balance sheets as of November 30, 2007 and 2006. In addition, in 2007, the Company reclassified $525.0 million from inventory to consolidated inventory not owned as a result of the land transaction with Morgan Stanley Real Estate Fund II, L.P. detailed in Note 4. This increase was offset primarily by the Company exercising its options to acquire land under certain contracts previously consolidated under FIN 46R and the deconsolidation of certain option contracts, resulting in a net increase in consolidated inventory not owned of $447.3 million. To reflect the purchase price of the inventory consolidated under FIN 46R, the Company reclassified $65.6 million of related option deposits from land under development to consolidated inventory not owned in the accompanying consolidated balance sheet as of November 30, 2007. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and the Company’s cash deposits.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s exposure to loss related to its option contracts with third parties and unconsolidated entities consisted of its non-refundable option deposits and advanced costs totaling $317.1 million and $785.9 million, respectively, at November 30, 2007 and 2006. Additionally, the Company posted $193.3 million of letters of credit in lieu of cash deposits under certain option contracts as of November 30, 2007.

20.    Commitments and Contingent Liabilities

The Company is party to various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, the disposition of these matters will not have a material adverse effect on the Company’s consolidated financial statements.

The Company is subject to the usual obligations associated with entering into contracts (including option contracts) for the purchase, development and sale of real estate, which it does in the routine conduct of its business. Option contracts generally enable the Company to control portions of properties owned by third parties (including land funds) and unconsolidated entities until the Company determines whether to exercise the option. The use of option contracts allows the Company to reduce the financial risks associated with long-term land holdings. At November 30, 2007, the Company had access to acquire 85,870 homesites through option contracts with third parties and agreements with unconsolidated entities in which the Company had investments. At November 30, 2007, the Company had $317.1 million of non-refundable option deposits and advanced costs related to certain of these homesites, which were included in inventories in the consolidated balance sheet.

At November 30, 2007 and 2006, the Company had $6.8 million and $124.5 million, respectively, of reserves recorded in accordance with SFAS No. 5, Accounting for Contingencies, for income tax filing positions and related interest based on the Company’s evaluation that uncertainty exists. This reserve is included in other liabilities in the consolidated balance sheets and has been adjusted to reflect the completion of various tax examinations.

The Company has entered into agreements to lease certain office facilities and equipment under operating leases. Future minimum payments under the non-cancelable leases in effect at November 30, 2007 are as follows:

Lease Payments
(In thousands)
2008	$71,053
2009	45,575
2010	33,098
2011	22,948
2012	14,976
Thereafter	13,563

Rental expense for the years ended November 30, 2007, 2006 and 2005 was $150.1 million, $140.6 million and $116.0 million, respectively.

The Company is committed, under various letters of credit, to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit under these arrangements totaled $814.4 million at November 30, 2007. The Company also had outstanding performance and surety bonds related to site improvements at various projects with estimated costs to complete of $1.6 billion. The Company does not believe there will be any draws upon these bonds that would have a material effect on its consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21.    Supplemental Financial Information

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

Consolidating Balance Sheet

November 30, 2007

	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
ASSETS
Homebuilding:
Cash, restricted cash and receivables, net	$499,272	380,226	6,089	—	885,587
Inventories	—	4,359,217	141,186	—	4,500,403
Investments in unconsolidated entities	—	920,105	14,166	—	934,271
Other assets	1,660,426	83,252	999	—	1,744,677
Investments in subsidiaries	4,835,490	448,755	—	(5,284,245)	—

	6,995,188	6,191,555	162,440	(5,284,245)	8,064,938
Financial services	—	14,899	1,022,910		1,037,809

Total assets	$6,995,188	6,206,454	1,185,350	(5,284,245)	9,102,747

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable and other liabilities	$206,725	1,255,810	43,390	—	1,505,925
Liabilities related to consolidated inventory not owned	—	719,081	—	—	719,081
Senior notes and other debts payable	2,174,418	24,903	96,115	—	2,295,436
Intercompany	791,926	(629,134)	(162,792)		—

	3,173,069	1,370,660	(23,287)		4,520,442
Financial services	—	304	731,354	—	731,658

Total liabilities	3,173,069	1,370,964	708,067		5,252,100
Minority interest	—	—	28,528	—	28,528
Stockholders’ equity	3,822,119	4,835,490	448,755	(5,284,245)	3,822,119

Total liabilities and stockholders’ equity	$6,995,188	6,206,454	1,185,350	(5,284,245)	9,102,747

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

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Operations

Year Ended November 30, 2007

	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Revenues:
Homebuilding	$—	9,710,626	19,626	—	9,730,252
Financial services	—	9,125	503,266	(55,862)	456,529

Total revenues	—	9,719,751	522,892	(55,862)	10,186,781

Costs and expenses:
Homebuilding	—	12,165,338	64,943	(41,204)	12,189,077
Financial services	—	22,063	451,804	(23,458)	450,409
Corporate general and administrative	173,202	—	—	—	173,202

Total costs and expenses	173,202	12,187,401	516,747	(64,662)	12,812,688

Gain on recapitalization of unconsolidated entity	—	175,879	—	—	175,879
Goodwill impairments	—	190,198	—	—	190,198
Equity in loss from unconsolidated entities	—	362,899	—	—	362,899
Management fees and other income (expense), net	8,800	(76,029)	—	(8,800)	(76,029)
Minority interest expense, net	—	—	1,927	—	1,927

Earnings (loss) before provision (benefit) for income taxes	(164,402)	(2,920,897)	4,218	—	(3,081,081)
Provision (benefit) for income taxes	(60,829)	(1,080,732)	1,561	—	(1,140,000)
Equity in earnings (loss) from subsidiaries	(1,837,508)	2,657	—	1,834,851	—

Net earnings (loss)	$(1,941,081)	(1,837,508)	2,657	1,834,851	(1,941,081)

Consolidating Statement of Operations

Year Ended November 30, 2006

	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Revenues:
Homebuilding	$—	15,314,843	308,197	—	15,623,040
Financial services	—	9,497	687,091	(52,966)	643,622

Total revenues	—	15,324,340	995,288	(52,966)	16,266,662

Costs and expenses:
Homebuilding	—	14,431,385	255,720	(9,540)	14,677,565
Financial services	—	28,310	523,959	(58,450)	493,819
Corporate general and administrative	193,307	—	—	—	193,307

Total costs and expenses	193,307	14,459,695	779,679	(67,990)	15,364,691

Equity in loss from unconsolidated entities	—	(12,536)	—	—	(12,536)
Management fees and other income, net	15,024	62,387	4,242	(15,024)	66,629
Minority interest expense, net	—	—	13,415	—	13,415

Earnings (loss) before provision (benefit) for income taxes	(178,283)	914,496	206,436	—	942,649
Provision (benefit) for income taxes	(65,965)	338,364	76,381	—	348,780
Equity in earnings from subsidiaries	706,187	130,055	—	(836,242)	—

Net earnings	$593,869	706,187	130,055	(836,242)	593,869

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Operations

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

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows

Year Ended November 30, 2007

	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings (loss)	$(1,941,081)	(1,837,508)	2,657	1,834,851	(1,941,081)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities	(1,915,832)	5,305,931	830,346	(1,834,851)	2,385,594

Net cash provided by (used in) operating activities	(3,856,913)	3,468,423	833,003	—	444,513

Cash flows from investing activities:
Increase in investments in unconsolidated entities, net	—	(75,382)	—	—	(75,382)
Distributions in excess on investment in unconsolidated entity	—	354,644	—	—	354,644
Other	(1,355)	(6,582)	35,658	—	27,721

Net cash provided by (used in) investing activities	(1,355)	272,680	35,658	—	306,983

Cash flows from financing activities:
Net repayments under financial services debt	—	—	(607,794)	—	(607,794)
Net proceeds from sale of land to an unconsolidated land investment venture	—	445,000	—	—	445,000
Redemption of senior floating-rate notes due 2009	(300,000)	—	—	—	(300,000)
Net repayments under other borrowings	—	(66,209)	(90,157)	—	(156,366)
Net payments related to minority interests	—	—	(36,545)	—	(36,545)
Excess tax benefits from share-based awards	4,590	—	—	—	4,590
Common stock:
Issuances	21,588	—	—	—	21,588
Repurchases	(3,971)	—	—	—	(3,971)
Dividends	(101,123)	—	—	—	(101,123)
Intercompany	4,313,723	(4,198,614)	(115,109)	—	—

Net cash provided by (used in) financing activities	3,934,807	(3,819,823)	(849,605)	—	(734,621)

Net increase (decrease) in cash	76,539	(78,720)	19,056	—	16,875
Cash at beginning of year	420,845	218,453	139,021	—	778,319

Cash at end of year	$497,384	139,733	158,077	—	795,194

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows

Year Ended November 30, 2006

	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings from continuing operations	$593,869	706,187	130,055	(836,242)	593,869
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities	(623,428)	(766,872)	512,724	836,242	(41,334)

Net cash provided by (used in) operating activities	(29,559)	(60,685)	642,779	—	552,535

Cash flows from investing activities:
Increase in investments in unconsolidated entities, net	—	(407,694)	—	—	(407,694)
Acquisitions, net of cash acquired	—	(30,329)	(2,884)	—	(33,213)
Other	(5,927)	(4,651)	47,131	—	36,553

Net cash provided by (used in) investing activities	(5,927)	(442,674)	44,247	—	(404,354)

Cash flows from financing activities:
Net repayments under financial services debt	—	—	(120,858)	—	(120,858)
Net proceeds from 5.95% senior notes	248,665	—	—	—	248,665
Net proceeds from 6.50% senior notes	248,933	—	—	—	248,933
Redemption of senior floating-rate notes due 2007	(200,000)	—	—	—	(200,000)
Net repayments under other borrowings	(2,336)	(138,161)	(7,807)	—	(148,304)
Net payments related to minority interests	—	—	(71,351)	—	(71,351)
Excess tax benefits from share-based awards	7,103	—	—	—	7,103
Common stock:
Issuances	31,131	—	—	—	31,131
Repurchases	(323,229)	—	—	—	(323,229)
Dividends	(101,295)	—	—	—	(101,295)
Intercompany	145,892	364,892	(510,784)	—	—

Net cash provided by (used in) financing activities	54,864	226,731	(710,800)	—	(429,205)

Net increase (decrease) in cash	19,378	(276,628)	(23,774)	—	(281,024)
Cash at beginning of year	401,467	495,081	162,795	—	1,059,343

Cash at end of year	$420,845	218,453	139,021	—	778,319

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows

Year Ended November 30, 2005

	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings from continuing operations	$1,355,155	1,495,163	105,586	(1,611,494)	1,344,410
Net earnings from discontinued operations	—	—	10,745	—	10,745
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities	(1,091,091)	(1,336,838)	(226,874)	1,611,494	(1,043,309)

Net cash provided by (used in) operating activities	264,064	158,325	(110,543)	—	311,846

Cash flows from investing activities:
Increase in investments in unconsolidated entities, net	—	(453,017)	—	—	(453,017)
Acquisitions, net of cash acquired	—	(414,079)	(1,970)	—	(416,049)
Other	(5,463)	(11,022)	(106,893)	—	(123,378)

Net cash used in investing activities	(5,463)	(878,118)	(108,863)	—	(992,444)

Cash flows from financing activities:
Net borrowings under financial services short-term debt	—	—	372,849	—	372,849
Net proceeds from 5.125% senior notes	298,215	—	—	—	298,215
Net proceeds from 5.60% senior notes	501,460	—	—	—	501,460
Redemption of 9.95% senior notes	(337,731)	—	—	—	(337,731)
Net repayments under other borrowings	—	(75,209)	(61,833)	—	(137,042)
Net payments related to minority interests	—	—	(33,181)	—	(33,181)
Common stock:
Issuances	38,069	—	—	—	38,069
Repurchases	(289,284)	—	—	—	(289,284)
Dividends	(89,229)	—	—	—	(89,229)
Intercompany	(1,090,578)	1,146,903	(56,325)	—	—

Net cash provided by (used in) financing activities	(969,078)	1,071,694	221,510	—	324,126

Net increase (decrease) in cash	(710,477)	351,901	2,104	—	(356,472)
Cash at beginning of year	1,111,944	143,180	160,691	—	1,415,815

Cash at end of year	$401,467	495,081	162,795	—	1,059,343

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

22.    Quarterly Data (unaudited)

	First	Second	Third	Fourth
	(In thousands, except per share amounts)
2007
Revenues	$2,792,080	2,875,943	2,341,853	2,176,905
Gross profit from sales of homes	$360,896	193,205	997	15,574
Earnings (loss) before provision (benefit) for income taxes	$108,925	(383,272)	(837,643)	(1,969,091)
Net earnings (loss)	$68,623	(244,205)	(513,852)	(1,251,647)
Earnings (loss) per share:
Basic	$0.44	(1.55)	(3.25)	(7.92)
Diluted	$0.43	(1.55)	(3.25)	(7.92)
2006
Revenues	$3,240,659	4,577,503	4,182,435	4,266,065
Gross profit from sales of homes	$727,923	946,508	729,198	336,812
Earnings (loss) before provision (benefit) for income taxes	$409,606	515,472	328,055	(310,484)
Net earnings (loss)	$258,052	324,747	206,675	(195,605)
Earnings (loss) per share:
Basic	$1.64	2.04	1.31	(1.24)
Diluted	$1.58	2.00	1.30	(1.24)

Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter that ended on November 30, 2007. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of November 30, 2007 to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

Our CEO and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2007. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm obtained from Deloitte & Touche LLP are included elsewhere in this document.

Item 9B.    Other Information.

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The information required by this item for executive officers is set forth under the heading “Executive Officers of Lennar Corporation” in Part I. The other information called for by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 29, 2008 (120 days after the end of our fiscal year).

Item 11.    Executive Compensation.

The information required by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 29, 2008 (120 days after the end of our fiscal year).

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 29, 2008 (120 days after the end of our fiscal year), except for the information required by Item 201(d) of Regulation S-K, which is provided below.

The following table summarizes our equity compensation plans as of November 30, 2007:

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)(2)
Equity compensation plans approved by stockholders	6,338,165	$46.35	9,702,205
Equity compensation plans not approved by stockholders	—	—	—

Total	6,338,165	$46.35	9,702,205

(1)	This amount includes approximately 143,000 shares of Class B common stock that may be issued under our equity compensation plans.
(2)	Both Class A and Class B common stock may be issued.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 29, 2008 (120 days after the end of our fiscal year).

Item 14.    Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 29, 2008 (120 days after the end of our fiscal year).

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this Report.

1.	The following financial statements are contained in Item 8:

2.	The following financial statement schedule is included in this Report:

Financial Statement Schedule	Page in this Report
Report of Independent Registered Public Accounting Firm	110
Schedule II—Valuation and Qualifying Accounts	111

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

4.2

Second Supplemental Indenture, dated as of February 19, 1999, between Lennar and Bank One Trust Company, N.A., as trustee (relating to Lennar’s 7 5/8% Senior Notes due 2009) —Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, dated February 19, 1999.

4.3

Third Supplemental Indenture, dated May 3, 2000, between Lennar and Bank One Trust Company, N.A., as successor trustee (relating to Lennar’s 7 5/8% Senior Notes due 2009) —Incorporated by reference to Exhibit 4(d) of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2000.

4.4	Sixth Supplemental Indenture, dated February 5, 2003, between Lennar and Bank One Trust Company, N.A., as trustee (relating to 5.950% Senior Notes due 2013)—Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, dated January 31, 2003.

4.5	Indenture, dated August 12, 2004, between Lennar and J.P. Morgan Trust Company, N.A., as trustee (relating to Lennar’s 5.50% Senior Notes due 2014)—Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-4, Registration No. 333-121130, filed with the Commission on December 10, 2004.

4.6	Indenture, dated April 28, 2005, between Lennar and J.P. Morgan Trust Company, N.A., as trustee (relating to Lennar’s 5.60% Senior Notes due 2015)—Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-4, Registration No. 333-127839, filed with the Commission on August 25, 2005.

4.7	Indenture, dated September 15, 2005, between Lennar and J.P. Morgan Trust Company, N.A., as trustee (relating to Lennar’s 5.125% Senior Notes due 2010)—Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-4, Registration No. 333-130923, filed with the Commission on January 9, 2006.

4.8	Indenture, dated April 26, 2006, between Lennar and J.P. Morgan Trust Company, N.A., as trustee (relating to Lennar’s 5.95% Senior Notes due 2011)—Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated April 26, 2006.

4.9	Indenture, dated April 26, 2006, between Lennar and J.P. Morgan Trust Company, N.A., as trustee (relating to Lennar’s 6.50% Senior Notes due 2016)—Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated April 26, 2006.

10.1*	Amended and Restated Lennar Corporation 1997 Stock Option Plan—Incorporated by reference to Exhibit 10(a) of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1997.

10.2*	Lennar Corporation 2000 Stock Option and Restricted Stock Plan—Incorporated by reference to Exhibit 10 of the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2001.

10.3*	Lennar Corporation 2003 Stock Option and Restricted Stock Plan—Incorporated by reference to Annex VI of the Company’s Proxy Statement on Schedule 14A dated March 10, 2003.

10.4*	Lennar Corporation 2007 Equity Incentive Plan—Incorporated by reference to Exhibit A of the Company’s Proxy Statement on Schedule 14A dated February 28, 2007.

10.5*	Lennar Corporation 2007 Incentive Compensation Plan—Incorporated by reference to Exhibit B of the Company’s Proxy Statement on Schedule 14A dated February 28, 2007.

10.6*	Lennar Corporation Employee Stock Ownership Plan and Trust—Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 2-89104.

10.7*	Amendment dated December 13, 1989 to Lennar Corporation Employee Stock Ownership Plan—Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1990.

10.8*	Lennar Corporation Employee Stock Ownership/401(k) Trust Agreement dated December 13, 1989—Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1990.

10.9*	Amendment dated April 18, 1990 to Lennar Corporation Employee Stock Ownership/401(k) Plan—Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1990.

10.10*	Lennar Corporation Nonqualified Deferred Compensation Plan—Incorporated by reference to Exhibit 10 of the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2002.

10.11	Credit Agreement dated July 21, 2006 among Lennar, the lenders named therein and JPMorgan Chase Bank, N.A., as Administrative Agent—Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated July 21, 2006.

10.12	First Amendment to Credit Agreement dated August 21, 2007 among Lennar, the lenders named therein and JPMorgan Chase Bank, N.A., as Administrative Agent—Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated August 21, 2007.

10.13	Second Amendment to Credit Agreement dated January 23, 2008 among Lennar, the lenders named therein and JPMorgan Chase Bank, N.A., as Administrative Agent—Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, dated January 23, 2008.

10.14	Amended and Restated Loan Agreement dated September 25, 2006 between UAMC Capital, LLC, the lenders named therein and Calyon New York Branch, as Administrative Agent—Incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2006.

10.15	First Omnibus Amendment dated as of June 29, 2007 to Amended and Restated Loan Agreement dated September 25, 2006 between UAMC Capital, LLC, the lenders named therein and Calyon New York Branch, as Administrative Agent—Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2007.

10.16	Second Omnibus Amendment dated as of August 20, 2007 to Amended and Restated Loan Agreement dated September 25, 2006 between UAMC Capital, LLC, the lenders named therein and Calyon New York Branch, as Administrative Agent—Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2007.

10.17	Third Omnibus Amendment and Waiver dated as of January 23, 2008 to Amended and Restated Loan Agreement dated September 25, 2006 between UAMC Capital, LLC, the lenders named therein and Calyon New York Branch, as Administrative Agent.

10.18*	Aircraft Time-Sharing Agreement, dated August 17, 2005, between U.S. Home Corporation and Stuart Miller—Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated August 17, 2005.

10.19*	Amendment No. 1 to Aircraft Time-Sharing Agreement, dated September 1, 2005, between U.S. Home Corporation and Stuart Miller—Incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2005.

10.20	Third Amended and Restated Warehousing Credit and Security Agreement dated April 30, 2006, by and among, Universal American Mortgage Company, LLC, the other Borrowers named in the agreement, the Lender Parties named in the agreement and Residential Funding Corporation—Incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2006.

10.21	Master Issuing and Paying Agency Agreement, dated March 29, 2006, between Lennar Corporation and JPMorgan Chase Bank, N.A.—Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated March 29, 2006.

10.22	Contribution and Formation Agreement, dated as of December 28, 2006, by and among LandSource Communities Development, LLC, the Existing Members named in the agreement and MW Housing Partners III, L.P.—Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2007.

10.23	Membership Interest Purchase Agreement, dated as of November 30, 2007, by and among Lennar, Lennar Homes of California, Inc., the Sellers named in the agreement and MS Rialto Residential Holdings, LLC.

21	List of subsidiaries.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14a/15d-14(a) Certification of Stuart A. Miller.

31.2	Rule 13a-14a/15d-14(a) Certification of Bruce E. Gross.

32	Section 1350 Certifications of Stuart A. Miller and Bruce E. Gross.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LENNAR CORPORATION

/s/ STUART A. MILLER
Stuart A. Miller
President, Chief Executive Officer and Director
Date: January 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Principal Executive Officer:

Stuart A. Miller	/s/	STUART A. MILLER
President, Chief Executive Officer and Director	Date:	January 29, 2008

Principal Financial Officer:

Bruce E. Gross	/s/	BRUCE E. GROSS
Vice President and Chief Financial Officer	Date:	January 29, 2008

Principal Accounting Officer:

Diane J. Bessette	/s/	DIANE J. BESSETTE
Vice President and Controller	Date:	January 29, 2008

Directors:

Irving Bolotin	/s/	IRVING BOLOTIN
	Date:	January 29, 2008

Steven L. Gerard	/s/	STEVEN L. GERARD
	Date:	January 29, 2008

Sherrill W. Hudson	/s/	SHERRILL W. HUDSON
	Date:	January 29, 2008

R. Kirk Landon	/s/	R. KIRK LANDON
	Date:	January 29, 2008

Sidney Lapidus	/s/	SIDNEY LAPIDUS
	Date:	January 29, 2008

Donna Shalala	/s/	DONNA SHALALA
	Date:	January 29, 2008

Jeffrey Sonnenfeld	/s/	JEFFREY SONNENFELD
	Date:	January 29, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Lennar Corporation

We have audited the consolidated financial statements of Lennar Corporation and subsidiaries (the “Company”) as of November 30, 2007 and 2006, and for each of the three years in the period ended November 30, 2007, and the Company’s internal control over financial reporting as of November 30, 2007, and have issued our reports thereon dated January 29, 2008; such reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Miami, Florida

January 29, 2008

LENNAR CORPORATION AND SUBSIDIARIES

Schedule II—Valuation and Qualifying Accounts

Years Ended November 30, 2007, 2006 and 2005

Description	Beginning balance	Additions		Deductions	Ending balance
		Charged to costs and expenses	Charged to other accounts
	(In thousands)
Year ended November 30, 2007
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts and notes receivable	$3,782	18,260	—	(3,292)	18,750

Allowance for loan losses	$1,810	31,596	4,310	(26,571)	11,145

Year ended November 30, 2006
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts and notes receivable	$2,782	2,190	154	(1,344)	3,782

Allowance for loan losses	$1,180	2,390	158	(1,918)	1,810

Year ended November 30, 2005
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts and notes receivable	$1,784	1,803	—	(805)	2,782

Allowance for loan losses	$1,407	269	32	(528)	1,180

Exhibit Index

Exhibit Number	Description

10.17	Third Omnibus Amendment and Waiver dated as of January 23, 2008 to Amended and Restated Loan Agreement dated September 25, 2006 between UAMC Capital, LLC, the lenders named therein and Calyon New York Branch, as Administrative Agent.

10.23	Membership Interest Purchase Agreement, dated as of November 30, 2007, by and among Lennar, Lennar Homes of California, Inc., the Sellers named in the agreement and MS Rialto Residential Holdings, LLC.

21	List of subsidiaries.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14a/15d-14(a) Certification of Stuart A. Miller.

31.2	Rule 13a-14a/15d-14(a) Certification of Bruce E. Gross.

32	Section 1350 Certifications of Stuart A. Miller and Bruce E. Gross.