Form 10-Q
period 2008-02-29
LENNAR CORP /NEW/
filed 2008-04-09
CIK 920760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting entity” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Common stock outstanding as of March 31, 2008:

Class A	129,477,889
Class B	31,284,797

Part I. Financial Information

Item 1.	Financial Statements

Lennar Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

(unaudited)

	February 29, 2008	November 30, 2007
ASSETS
Homebuilding:
Cash	$1,088,141	642,467
Restricted cash	25,752	35,429
Receivables, net	134,241	207,691
Inventories:
Finished homes and construction in progress	2,268,333	2,180,670
Land under development	1,534,381	1,500,075
Consolidated inventory not owned	771,445	819,658

Total inventories	4,574,159	4,500,403
Investments in unconsolidated entities	915,222	934,271
Other assets	1,033,854	1,744,677

	7,771,369	8,064,938
Financial services	743,832	1,037,809

Total assets	$8,515,201	9,102,747

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable	$243,305	376,134
Liabilities related to consolidated inventory not owned	681,101	719,081
Senior notes and other debts payable	2,279,497	2,295,436
Other liabilities	1,134,139	1,129,791

	4,338,042	4,520,442
Financial services	473,625	731,658

Total liabilities	4,811,667	5,252,100

Minority interest	22,636	28,528
Stockholders’ equity:
Preferred stock	—	—
Class A common stock of $0.10 par value per share Authorized: February 29, 2008 and November 30, 2007 – 300,000 shares Issued: February 29, 2008 – 140,436 shares; November 30, 2007 – 139,309 shares	14,044	13,931
Class B common stock of $0.10 par value per share Authorized: February 29, 2008 and November 30, 2007 – 90,000 shares Issued: February 29, 2008 – 32,964 shares; November 30, 2007 – 32,962 shares	3,296	3,296
Additional paid-in capital	1,926,164	1,920,386
Retained earnings (see Note 1)	2,351,786	2,496,933
Deferred compensation plan; November 30, 2007 – 36 Class A common shares and 4 Class B common shares	—	(332)
Deferred compensation liability	—	332
Treasury stock, at cost; February 29, 2008 – 10,947 Class A common shares and 1,679 Class B common shares; November 30, 2007 – 10,705 Class A common shares and 1,679 Class B common shares	(610,732)	(610,366)
Accumulated other comprehensive loss	(3,660)	(2,061)

Total stockholders’ equity	3,680,898	3,822,119

Total liabilities and stockholders’ equity	$8,515,201	9,102,747

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended
	February 29, 2008	February 28, 2007
Revenues:
Homebuilding	$993,776	2,663,170
Financial services	69,137	128,910

Total revenues	1,062,913	2,792,080

Costs and expenses:
Homebuilding	1,058,549	2,698,166
Financial services	78,829	113,041
Corporate general and administrative	34,822	46,919

Total costs and expenses	1,172,200	2,858,126

Gain on recapitalization of unconsolidated entity	—	175,879
Equity in loss from unconsolidated entities	(22,980)	(14,205)
Management fees and other income (expense), net	(21,793)	13,841
Minority interest expense, net	(234)	(544)

Earnings (loss) before (provision) benefit for income taxes	(154,294)	108,925
(Provision) benefit for income taxes	66,078	(40,302)

Net earnings (loss)	$(88,216)	68,623

Basic earnings (loss) per share	$(0.56)	0.44

Diluted earnings (loss) per share	$(0.56)	0.43

Cash dividends per each Class A and Class B common share	$0.16	0.16

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended
	February 29, 2008	February 28, 2007
Cash flows from operating activities:
Net earnings (loss)	$(88,216)	68,623
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,888	12,011
Amortization of discount/premium on debt, net	644	595
Gain on recapitalization of unconsolidated entity	—	(175,879)
Equity in loss from unconsolidated entities, including $18.9 million and $6.5 million, respectively, of the Company’s share of SFAS 144 valuation adjustments related to assets of unconsolidated entities in the three months ended February 29, 2008 and February 28, 2007	22,980	14,205
Distributions of earnings from unconsolidated entities	6,277	83,999
Minority interest expense, net	234	544
Share-based compensation expense	6,398	8,003
Tax benefit (provision) from share-based awards	(805)	5,959
Excess tax benefits from share-based awards	—	(3,784)
Deferred income tax provision (benefit)	(138,005)	109,419
Valuation adjustments and write-offs of option deposits and pre-acquisition costs	88,174	85,096
Changes in assets and liabilities:
Decrease in restricted cash	460	605
Decrease in receivables	145,629	227,617
Increase in inventories, excluding valuation adjustments and write-offs of option deposits and pre-acquisition costs	(39,242)	(533,729)
(Increase) decrease in other assets	859,431	(143,035)
Decrease in financial services loans held-for-sale	98,987	82,160
Decrease in accounts payable and other liabilities	(128,311)	(343,481)

Net cash provided by (used in) operating activities	844,523	(501,072)

Cash flows from investing activities:
Net (additions) disposals to operating properties and equipment	317	(3,869)
Contributions to unconsolidated entities	(172,133)	(178,027)
Distributions of capital from unconsolidated entities	43,762	294,724
Distributions in excess of investment in unconsolidated entity	—	354,644
Decrease in financial services loans held-for-investment	641	—
Purchases of investment securities	(55,026)	(19,629)
Proceeds from sales and maturities of investment securities	51,819	33,849

Net cash provided by (used in) investing activities	(130,620)	481,692

Cash flows from financing activities:
Net repayments under financial services debt	(247,445)	(251,071)
Proceeds from other borrowings	408	5,347
Principal payments on other borrowings	(45,972)	(39,685)
Exercise of land option contracts from an unconsolidated land investment venture	(13,573)	—
Net payments related to minority interests	(530)	(4,002)
Excess tax benefits from share-based awards	—	3,784
Common stock:
Issuances	224	17,066
Repurchases	(344)	(1,280)
Dividends	(25,725)	(25,174)

Net cash used in financing activities	(332,957)	(295,015)

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows — (Continued)

(In thousands)

(unaudited)

	Three Months Ended
	February 29, 2008	February 28, 2007
Net increase (decrease) in cash	$380,946	(314,395)
Cash at beginning of period	795,194	778,319

Cash at end of period	$1,176,140	463,924

Summary of cash:
Homebuilding	$1,088,141	263,746
Financial services	87,999	200,178

	$1,176,140	463,924

Supplemental disclosures of non-cash investing and financing activities:
Non-cash contributions to unconsolidated entities	$16,362	2,456
Non-cash distributions from unconsolidated entities	$45,431	2,387
Purchases of inventories financed by sellers	$1,392	2,753

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

(1)	Basis of Presentation

Basis of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Lennar Corporation and all subsidiaries, partnerships and other entities in which Lennar Corporation has a controlling interest and variable interest entities (see Note 15) in which Lennar Corporation is deemed to be the primary beneficiary (the “Company”). The Company’s investments in both unconsolidated entities in which a significant, but less than controlling, interest is held and in variable interest entities in which the Company is not deemed to be the primary beneficiary, are accounted for by the equity method. All intercompany transactions and balances have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the November 30, 2007 consolidated financial statements in the Company’s Annual Report on Form 10-K for the year then ended. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the accompanying condensed consolidated financial statements have been made.

The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The condensed consolidated statement of operations for the three months ended February 29, 2008 is not necessarily indicative of the results to be expected for the full year.

Change in Accounting Principle

On December 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, (“FIN 48”) which provides interpretative guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result, the Company recognized the effect of the change in accounting principle through a cumulative-effect charge of $24.7 million to retained earnings as of December 1, 2007 (see Note 4).

On December 1, 2007, in accordance with Emerging Issues Task Force 06-8, Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66 for Sales of Condominiums, (“EITF 06-8”) the Company changed its method of recognizing revenues and expenses on its mid-to-high-rise multi-level residential buildings under construction from percentage-of-completion accounting to recognizing revenues when sales are closed and title passes to the new homeowner, the new homeowner’s initial and continuing investment is adequate to demonstrate a commitment to pay for the home, the new homeowner’s receivable is not subject to future subordination and the Company does not have a substantial continuing involvement with the new home in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 66, Accounting for Sales of Real Estate, (“SFAS 66”). As a result, the Company recognized the effect of the change in accounting principle through a cumulative-effect charge of $6.5 million to retained earnings as of December 1, 2007.

Reclassification

Certain prior year amounts in the condensed consolidated financial statements have been reclassified to conform with the 2008 presentation. These reclassifications had no impact on the Company’s results of operations.

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

The Company’s operating segments are aggregated into reportable segments in accordance with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, (“SFAS 131”) based primarily upon similar economic characteristics, geography and product type. The Company’s reportable segments consist of:

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

East: Florida, Maryland, New Jersey and Virginia

Central: Arizona, Colorado and Texas

West: California and Nevada

Other: Illinois, Minnesota, New York, North Carolina and South Carolina

Operations of the Financial Services segment include mortgage financing, title insurance, closing services and other ancillary services (including high-speed Internet and cable television) for both buyers of the Company’s homes and others. Substantially all of the loans the Financial Services segment originates are sold in the secondary mortgage market on a servicing released, non-recourse basis; although, the Company remains liable for certain limited representations and warranties related to loan sales. The Financial Services segment operates generally in the same markets as the Company’s homebuilding operations, as well as other states.

Evaluation of segment performance is based primarily on operating earnings (loss) before (provision) benefit for income taxes. Operating earnings (loss) for the homebuilding segments consist of revenues generated from the sales of homes and land, equity in earnings (loss) from unconsolidated entities and management fees and other income (expense), net, less the cost of homes and land sold, selling, general and administrative expenses and minority interest income (expense), net. Homebuilding operating loss for the three months ended February 29, 2008 includes the following:

•

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS 144”) valuation adjustments to finished homes, construction in progress (“CIP”) and land on which the Company intends to build homes,

•	SFAS 144 valuation adjustments to land the Company intends to sell or has sold to third parties,

•	Write-offs of option deposits and pre-acquisition costs related to land under option that the Company does not intend to purchase,

•	SFAS 144 valuation adjustments related to assets of unconsolidated entities in which the Company has investments, recorded in equity in earnings (loss) from unconsolidated entities, and

•

Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, (“APB 18”) valuation adjustments to the Company’s investments in unconsolidated entities, recorded in management fees and other income (expense), net.

Operating earnings (loss) for the Financial Services segment consist of revenues generated from mortgage financing, title insurance, closing services, and other ancillary services (including high-speed Internet and cable television) less the cost of such services and certain selling, general and administrative expenses incurred by the Financial Services segment.

Each reportable segment follows the same accounting policies described in Note 1 – “Summary of Significant Accounting Policies” to the consolidated financial statements in the Company’s 2007 Annual Report on Form 10-K. Operational results of each segment are not necessarily indicative of the results that would have occurred had the segment been an independent, stand-alone entity during the periods presented.

Financial information relating to the Company’s operations was as follows:

(In thousands)	February 29, 2008	November 30, 2007
Assets:
Homebuilding East	$1,565,279	1,630,086
Homebuilding Central	1,164,873	1,077,021
Homebuilding West	2,456,686	2,477,661
Homebuilding Other	642,993	708,266
Financial Services	743,832	1,037,809
Corporate and unallocated	1,941,538	2,171,904

Total assets	$8,515,201	9,102,747

	Three Months Ended
(In thousands)	February 29, 2008	February 28, 2007
Revenues:
Homebuilding East	$312,019	806,289
Homebuilding Central	254,869	661,723
Homebuilding West	329,800	933,537
Homebuilding Other	97,088	261,621
Financial Services	69,137	128,910

Total revenues (1)	$1,062,913	2,792,080

Operating earnings (loss):
Homebuilding East	$(23,270)	(21,539)
Homebuilding Central	(11,548)	20,993
Homebuilding West (2)	(64,240)	152,715
Homebuilding Other	(10,722)	(12,194)
Financial Services	(9,692)	15,869

Total operating earnings (loss)	(119,472)	155,844
Corporate and unallocated	(34,822)	(46,919)

Earnings (loss) before (provision) benefit for income taxes	$(154,294)	108,925

(1)	Total revenues are net of sales incentives of $164.9 million ($48,000 per home delivered) for the three months ended February 29, 2008, compared to $390.1 million ($45,500 per home delivered) for the three months ended February 28, 2007.
(2)	Operating earnings for the three months ended February 28, 2007 include a $175.9 million pretax financial statement gain on the recapitalization of an unconsolidated entity.

Valuation adjustments and write-offs relating to the Company’s operations were as follows:

	Three Months Ended
(In thousands)	February 29, 2008	February 28, 2007
SFAS 144 valuation adjustments to finished homes, CIP and land on which the Company intends to build homes:
East	$8,106	19,115
Central	1,779	11,253
West	9,920	17,067
Other	6,424	832

Total	26,229	48,267

SFAS 144 valuation adjustments to land the Company intends to sell or has sold to third parties:
East	1,372	9,520
Central	9,297	57
West	4,192	3,500
Other	594	161

Total	15,455	13,238

Write-offs of option deposits and pre-acquisition costs:
East	7,054	13,741
Central	4,344	1,300
West	3,364	3,071
Other	2,090	2,838

Total	16,852	20,950

Company’s share of SFAS 144 valuation adjustments related to assets of unconsolidated entities:
East	4,157	3,832
Central	158	—
West	14,025	2,704
Other	597	—

Total	18,937	6,536

APB 18 valuation adjustments to investments in unconsolidated entities:
East	937	2,641
Central	228	—
West	28,439	—
Other	34	—

Total	29,638	2,641

Financial Services write-offs of notes receivable	—	4,244

Total valuation adjustments and write-offs of option deposits and pre-acquisition costs and financial services notes receivable	$107,111	95,876

During the first quarter of 2008, market conditions remained challenging in the homebuilding industry. The challenging market conditions combined with a high number of foreclosures and reduced credit availability in the financial markets have resulted in an increase in the supply of new and existing homes for sale, as well as intensified competitive pressures to sell those homes. These market conditions, together with a deceleration in sales pace, have resulted in higher than historical sales incentives, and led to valuation adjustments and write-offs of option deposits and pre-acquisition costs related to land under development that the Company does not intend to purchase.

Further deterioration in the homebuilding market may cause additional pricing pressures and slower absorption, which may lead to additional valuation adjustments in the future. In addition, market conditions may cause the Company to re-evaluate its strategy regarding certain assets that could result in further valuation adjustments and/or additional write-offs of option deposits and pre-acquisition costs due to abandonment of those option contracts.

(3)	Investments in Unconsolidated Entities

Summarized condensed financial information on a combined 100% basis related to unconsolidated entities in which the Company has investments that are accounted for by the equity method was as follows:

Balance Sheets

	February 29, 2008	November 30, 2007
(In thousands)
Assets:
Cash	$253,817	301,468
Inventories	8,330,222	7,941,835
Other assets	681,207	827,208

	$9,265,246	9,070,511

Liabilities and equity:
Accounts payable and other liabilities	$1,188,682	1,214,374
Debt	5,128,339	5,116,670
Equity of:
The Company	915,222	934,271
Others	2,033,003	1,805,196

	$9,265,246	9,070,511

Statements of Operations

	Three Months Ended
(In thousands)	February 29, 2008	February 28, 2007
Revenues	$397,559	657,145
Costs and expenses	497,022	598,248

Net earnings (loss) of unconsolidated entities	(99,463)	58,897

The Company’s share of net loss recognized (1)	$(22,980)	(14,205)

(1)	For the three months ended February 29, 2008 and February 28, 2007, the Company’s share of net loss recognized from unconsolidated entities includes $18.9 million and $6.5 million, respectively, of its share of SFAS 144 valuation adjustments related to assets of unconsolidated entities in which the Company has investments.

The unconsolidated entities in which the Company has investments usually finance their activities with a combination of partner equity and debt financing. As of February 29, 2008, the Company’s equity in these unconsolidated entities represented 31% of the entities’ total equity. In some instances, the Company and its partners have guaranteed debt of certain unconsolidated entities.

In November 2007, the Company sold a portfolio of land to a strategic land investment venture with Morgan Stanley Real Estate Fund II, L.P., an affiliate of Morgan Stanley & Co., Inc., of which the Company has a 20% ownership interest and 50% voting rights. The Company also manages the land investment venture’s operations and receives fees for its services. As part of the transaction, the Company entered into option agreements and obtained rights of first offer providing the Company the opportunity to purchase certain finished homesites. The Company has no obligation to exercise the options and cannot acquire a majority of the entity’s assets. Due to the Company’s continuing involvement, the transaction did not qualify as a sale for the Company under GAAP; thus, the inventory has remained on the Company’s consolidated balance sheet in consolidated inventory not owned. As a result of the transaction, the land investment venture recorded the purchase of the portfolio of land as inventory. As of February 29, 2008, the portfolio of land (including land development costs) of $536.6 million is reflected as inventory in the above summarized condensed financial information related to unconsolidated entities in which the Company has investments.

The summary of the Company’s net recourse exposure related to the unconsolidated entities in which the Company has investments was as follows:

(In thousands)	February 29, 2008	November 30, 2007
Several recourse debt – repayment	$88,375	123,022
Several recourse debt – maintenance	273,932	355,513
Joint and several recourse debt – repayment	277,363	263,364
Joint and several recourse debt – maintenance	265,704	291,727
Land seller recourse exposure	11,670	—

The Company’s maximum recourse exposure	917,044	1,033,626
Less joint and several reimbursement agreements with the Company’s partners	(248,714)	(238,692)

The Company’s net recourse exposure	$668,330	794,934

Although the Company, in some instances, guarantees the indebtedness of unconsolidated entities in which it has an investment, the Company’s unconsolidated entities with recourse debt had total assets of $3.5 billion and $3.2 billion, respectively, at February 29, 2008 and November 30, 2007 and total equity of $1.2 billion and $0.9 billion, respectively, at February 29, 2008 and November 30, 2007.

In addition, the maintenance amounts in the table above do not take into account the underlying value of the collateral and represent the Company’s maximum recourse exposure to loss from maintenance guarantees.

As amended in January 2008, the Company’s Credit Facility requires the Company to effect quarterly reductions of its maximum recourse exposure related to joint ventures in which it has investments for a total of $300 million during the Company’s current fiscal year and by additional quarterly reductions for a total of $200 million (a combined total of $500 million) by the end of fiscal 2009 (see Note 10).

In addition, the Company and/or its partners occasionally grant liens on their interests in an unconsolidated entity in order to help secure a loan to that entity. When the Company and/or its partners provide guarantees, the unconsolidated entity generally receives more favorable terms from its lenders than would otherwise be available to it. In a repayment guarantee, the Company and its venture partners guarantee repayment of a portion or all of the debt in the event of a default before the lender would have to exercise its rights against the collateral. The maintenance guarantees only apply if the value of the collateral (generally land and improvements) is less than a specified percentage of the loan balance. If the Company is required to make a payment under a maintenance guarantee to bring the value of the collateral above the specified percentage of the loan balance, the payment would constitute a capital contribution or loan to the unconsolidated entity and increase the Company’s share of any funds the unconsolidated entity distributes. During the three months ended February 29, 2008, amounts paid under the Company’s maintenance guarantees were $24.1 million. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 45, Guarantor’s Accounting and Disclosure for Guarantees, Including Indirect Guarantees of Indebtedness of Others, as of February 29, 2008, the fair values of the maintenance guarantees and repayment guarantees were not material. The Company believes that as of February 29, 2008, if there was an occurrence of a triggering event or condition under a guarantee, the collateral should be sufficient to repay at least a significant portion of the obligation or in certain circumstances partners may be requested to contribute additional capital into the venture.

In many of the loans to unconsolidated entities, the Company and another entity or entities generally related to the Company’s subsidiary’s joint venture partner(s), have been required to give guarantees of completion to the lenders. Those completion guarantees may require that the guarantors complete the construction of the improvements for which the financing was obtained. If the construction was to be done in phases, very often the guarantee is to complete only the phases as to which construction has already commenced and for which loan proceeds were used. Under many of the completion guarantees, the guarantors are permitted, under certain circumstances, to use undisbursed loan proceeds to satisfy the completion obligations, and in many of those cases, the guarantors only pay interest on those funds, with no repayment of the principal of such funds required.

In certain instances, the Company is required to place performance and surety bonds with municipalities for its joint ventures.

The total debt of the unconsolidated entities in which the Company has investments was as follows:

(In thousands)	February 29, 2008	November 30, 2007
The Company’s net recourse exposure	$668,330	794,934
Reimbursement agreements from partners	248,714	238,692
Partner several recourse	401,412	465,641
Non-recourse land seller debt or other debt	111,048	202,048
Non-recourse debt with completion guarantee	1,487,208	1,432,880
Non-recourse debt without completion guarantee	2,211,627	1,982,475

Total debt	$5,128,339	5,116,670

Based on total assets, the largest of the unconsolidated entities in which the Company has investments is LandSource Communities Development LLC (“LandSource”) in which the Company has a 16% investment. The consolidated assets and liabilities of LandSource were $1.8 billion and $1.7 billion, respectively at February 29, 2008 and $2.0 billion and $1.7 billion, respectively, at November 30, 2007. The book value of the Company’s investment in LandSource was zero at February 29, 2008 and $15.2 million at November 30, 2007. The decrease in the book value of the Company’s investment in LandSource was a result of the losses in LandSource during the first quarter of 2008.

(4)	Income Taxes

FIN 48

Effective December 1, 2007, the Company adopted FIN 48, which provides interpretative guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

As a result of the implementation of FIN 48, the Company recorded a $24.7 million cumulative-effect charge to its retained earnings on December 1, 2007. At the date of the adoption, the Company had $88.6 million of gross unrecognized tax benefits. If the Company were to recognize these tax benefits, $17.8 million would reduce the Company’s effective tax rate and increase equity. The Company expects the total amount of unrecognized tax benefits to decrease by $52.7 million within twelve months as a result of the settlement of certain tax accounting items with the IRS on the prior examination cycle that carried over to the current years under examination. These items were previously recorded as deferred tax liabilities and the settlement will not affect the Company’s tax rate.

Effective with the Company’s adoption of FIN 48, interest related to unrecognized tax benefits is now recognized in the financial statements as a component of income tax expense. Interest and penalties related to unrecognized tax benefits were previously recorded in management fees and other income (expense), net in the Company’s statement of operations. The Company had $19.7 million accrued for interest at February 29, 2008, of which $2.3 million was recorded in the three months ended February 29, 2008 in accordance with FIN 48.

The IRS is currently examining the Company’s federal income tax returns for fiscal years 2005 and 2006, and certain state taxing authorities are examining various fiscal years. The final outcome of these examinations is not yet determinable. The statute of limitations for the Company’s major tax jurisdictions remains open for examination for fiscal years 2002 through 2007.

Deferred Tax Asset

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

The Company’s analysis of the need for a valuation allowance recognizes that while the Company has not incurred a cumulative loss over its evaluation period, a substantial loss was incurred in 2007 and an additional loss was incurred in the first quarter of 2008. However, a substantial portion of these losses was as a result of the current challenging market conditions that led to the impairments of certain tangible assets as well as goodwill. Consideration has also been given to the lengthy period over which these net deferred tax assets can be realized, and the Company’s history of not having loss carryforwards expire unused.

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

(5)	Earnings (Loss) Per Share

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

	Three Months Ended
(In thousands, except per share amounts)	February 29, 2008	February 28, 2007
Numerator:
Numerator for basic earnings (loss) per share – net earnings (loss)	$(88,216)	68,623

Numerator for diluted earnings (loss) per share	$(88,216)	68,623

Denominator:
Denominator for basic earnings (loss) per share – weighted average shares	158,204	157,130
Effect of dilutive securities:
Share-based payment	—	1,736

Denominator for diluted earnings (loss) per share	158,204	158,866

Basic earnings (loss) per share	$(0.56)	0.44

Diluted earnings (loss) per share	$(0.56)	0.43

Options to purchase 5.5 million and 3.4 million shares, respectively, of Class A and Class B common stock in total were outstanding and anti-dilutive for the three months ended February 29, 2008 and February 28, 2007.

(6)	Financial Services Segment

The assets and liabilities related to the Financial Services segment were as follows:

(In thousands)	February 29, 2008	November 30, 2007
Assets:
Cash	$87,999	152,727
Restricted cash	9,217	—
Receivables, net	152,485	280,526
Loans held-for-sale, net	187,025	293,499
Loans held-for-investment, net	137,790	137,544
Investments held-to-maturity	65,155	61,518
Goodwill	61,222	61,222
Other	42,939	50,773

	$743,832	1,037,809

Liabilities:
Notes and other debts payable	$293,992	541,437
Other	179,633	190,221

	$473,625	731,658

At February 29, 2008, the Financial Services segment had a conduit and a warehouse facility totaling $725 million, recently reduced from approximately $1 billion because the Company requested a reduction in the maximum availability under the conduit facility from $600 million to $300 million, effective February 28, 2008. The Financial Services segment uses those facilities to finance its lending activities until the mortgage loans are sold to investors. Borrowings under the lines of credit were $259.3 million and $505.4 million, respectively, at February 29, 2008 and November 30, 2007 and were collateralized by mortgage loans and receivables on loans sold but not yet funded by investors with outstanding principal balances of $298.6 million and $540.9 million, respectively, at February 29, 2008 and November 30, 2007. The facilities consist of a conduit facility, which matures in June 2008 ($300 million) and a warehouse facility that matures in April 2008 ($425 million). In April 2008, the Company closed a new 364-day syndicated warehouse repurchase facility that will replace the existing warehouse facility which matures in April 2008. The maximum aggregate commitment is $300 million, which consists of an initial commitment of $80 million and includes access to an additional $220 million of financing through an accordion feature, subject to additional commitments.

At February 29, 2008 and November 30, 2007, the Financial Services segment had advances under a different conduit funding agreement amounting to $10.5 million and $11.8 million, respectively. The segment also had a $25 million revolving line of credit that matures in May 2008, at which time the segment expects the line of credit to be renewed. The line of credit is collateralized by certain assets of the segment and stock of certain title subsidiaries. Borrowings under the line of credit were $24.0 million at both February 29, 2008 and November 30, 2007, respectively.

As of February 29, 2008, the Financial Services segment was in compliance with the financial covenants of its debt arrangements.

(7)	Cash

Cash as of February 29, 2008 and November 30, 2007 included $14.9 million and $23.3 million, respectively, of cash held in escrow for approximately three days.

(8)	Restricted Cash

Restricted cash consists of customer deposits on home sales held in restricted accounts until title transfers to the homebuyer, as required by the state and local governments in which the homes were sold.

(9)	Other Assets

(In thousands)	February 29, 2008	November 30, 2007
Deferred tax asset, net	$892,919	741,598
Income tax receivable	18,106	881,525
Other	122,829	121,554

	$1,033,854	1,744,677

(10)	Senior Notes and Other Debts Payable

(Dollars in thousands)	February 29, 2008	November 30, 2007
7 5/8% senior notes due 2009	$279,929	279,491
5.125% senior notes due 2010	299,825	299,825
5.95% senior notes due 2011	249,565	249,516
5.95% senior notes due 2013	346,268	346,268
5.50% senior notes due 2014	247,826	247,806
5.60% senior notes due 2015	501,712	501,804
6.50% senior notes due 2016	249,720	249,708
Mortgage notes on land and other debt	104,652	121,018

	$2,279,497	2,295,436

The Company’s senior unsecured revolving credit facility (the “Credit Facility”), as amended, is a $1.5 billion revolving credit facility that matures in July 2011. It requires the Company to effect quarterly reductions of its maximum recourse exposure related to joint ventures in which it has investments for a total of $300 million during the Company’s current fiscal year and by additional quarterly reductions for a total of $200 million (a combined total of $500 million) by the end of fiscal 2009. The Company’s borrowings under the Credit Facility cannot exceed a borrowing base, consisting of specified percentages of various types of its assets. The Credit Facility is guaranteed by substantially all of the Company’s subsidiaries other than finance company subsidiaries (which include mortgage and title insurance agency subsidiaries). Interest rates on outstanding borrowings are LIBOR-based, with margins determined based on changes in the Company’s credit ratings, or an alternate base rate, as described in the credit agreement. At both February 29, 2008 and November 30, 2007, the Company had no outstanding balance under the Credit Facility. However, at February 29, 2008 and November 30, 2007, $379.0 million and $443.5 million, respectively, of the Company’s total letters of credit outstanding discussed below, were collateralized against certain borrowings available under the Credit Facility.

At February 29, 2008 and November 30, 2007, the Company had both financial and performance letters of credit outstanding in the amount of $676.5 million and $814.4 million, respectively. The Company’s financial letters of credit outstanding were $354.5 million and $424.2 million, respectively, at February 29, 2008 and November 30, 2007. The Company’s performance letters of credit outstanding were $322.0 million and $390.3 million, respectively, at February 29, 2008 and November 30, 2007. These letters of credit are generally posted with either regulatory bodies to guarantee the Company’s performance of certain development and construction activities or in lieu of cash deposits on option contracts. Additionally, the Company had outstanding performance and surety bonds related to site improvements at various projects (including certain projects in the Company’s joint ventures) of $1.4 billion. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all of the development and construction activities are completed. The Company does not believe there will be any draws upon these bonds, but if there were any, the Company does not believe they would have a material effect on its financial position, results of operations or cash flows.

As of February 29, 2008, the Company was in compliance with the financial covenants in its debt arrangements.

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

	Three Months Ended
(In thousands)	February 29, 2008	February 28, 2007
Warranty reserve, beginning of period	$164,841	172,571
Warranties issued during the period	10,363	27,482
Adjustments to pre-existing warranties from changes in estimates	3,639	4,870
Payments	(25,901)	(40,253)

Warranty reserve, end of period	$152,942	164,670

(12)	Stockholders’ Equity

In June 2001, the Company’s Board of Directors authorized a stock repurchase program to permit the purchase of up to 20 million shares of the Company’s outstanding common stock. There were no share repurchases during the three months ended February 29, 2008. As of February 29, 2008, 6.2 million shares of common stock can be repurchased in the future under the program. Treasury stock increased by 0.2 million common shares during the three months ended February 29, 2008 related primarily to forfeitures of restricted stock.

(13)	Share-Based Payment

During the three months ended February 29, 2008 and February 28, 2007, compensation expense related to the Company’s share-based payment awards was $6.4 million and $8.0 million, respectively, of which $3.4 million and $4.9 million, respectively, related to stock options and $3.0 million and $3.1 million, respectively, related to awards of restricted common stock (“nonvested shares”). During the three months ended February 29, 2008, the Company granted 1.1 million nonvested shares. During the three months ended February 28, 2007, the Company granted 1.0 million stock options and 1.3 million nonvested shares.

(14)	Comprehensive Income (Loss)

Comprehensive income (loss) represents changes in stockholders’ equity from non-owner sources. The components of comprehensive income (loss) were as follows:

	Three Months Ended
(In thousands)	February 29, 2008	February 28, 2007
Net earnings (loss)	$(88,216)	68,623
Unrealized gains arising during period on interest rate swaps, net of tax	—	528
Unrealized loss on Company’s portion of unconsolidated entity’s interest rate swap liability, net of tax	(1,599)	—

Comprehensive income (loss)	$(89,815)	69,151

(15)	Consolidation of Variable Interest Entities

The Company follows FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN 46R”), which requires the consolidation of certain entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.

Unconsolidated Entities

At February 29, 2008, the Company had investments in and advances to unconsolidated entities established to acquire and develop land for sale to the Company in connection with its homebuilding operations, for sale to third parties or for the construction of homes for sale to third-party homebuyers. The Company evaluated all agreements under FIN 46R during the three months ended February 29, 2008 that were entered into or had reconsideration events, and its consolidated entities that at February 29, 2008 had total combined assets and liabilities of $53.3 million and $33.4 million, respectively.

At February 29, 2008 and November 30, 2007, the Company’s recorded investment in unconsolidated entities was $915.2 million and $934.3 million, respectively. The Company’s estimated maximum exposure to loss with regard to unconsolidated entities is primarily its recorded investments in these entities and the exposure under the guarantees discussed in Note 3.

Option Contracts

In the Company’s homebuilding operations, the Company has access to land through option contracts, which generally enables it to control portions of properties owned by third parties (including land funds) and unconsolidated entities until the Company has determined whether to exercise the option.

A majority of the Company’s option contracts require a non-refundable cash deposit or irrevocable letter of credit based on a percentage of the purchase price of the land. The Company’s option contracts sometimes include price escalators, which adjust the purchase price of the land to its approximate fair value at the time of acquisition, or are based on the fair value at the time of takedown.

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

When the Company does not intend to exercise an option, it writes off any unapplied deposit and pre-acquisition costs associated with the option contract. For the three months ended February 29, 2008 and February 28, 2007, the Company wrote-off $16.9 million and $21.0 million, respectively, of option deposits and pre-acquisition costs related to land under option that it does not intend to purchase.

The table below indicates the number of homesites owned and homesites to which the Company had access through option contracts with third parties (“optioned”) or unconsolidated joint ventures in which the Company has investments (“JVs”) (i.e., controlled homesites) at February 29, 2008 and February 28, 2007:

	Controlled Homesites
February 29, 2008	Optioned	JVs	Total	Owned Homesites	Total Homesites
East	14,424	10,876	25,300	26,298	51,598
Central	4,397	12,788	17,185	21,239	38,424
West	1,296	27,781	29,077	15,580	44,657
Other	814	788	1,602	8,646	10,248

Total homesites	20,931	52,233	73,164	71,763	144,927

	Controlled Homesites
February 28, 2007	Optioned	JVs	Total	Owned Homesites	Total Homesites
East	35,818	19,062	54,880	37,015	91,895
Central	26,227	28,904	55,131	21,006	76,137
West	10,994	42,160	53,154	24,858	78,012
Other	6,215	1,930	8,145	11,520	19,665

Total homesites	79,254	92,056	171,310	94,399	265,709

The Company evaluated all option contracts for land when entered into or upon a reconsideration event and determined it was the primary beneficiary of certain of these option contracts. Although the Company does not have legal title to the optioned land, under FIN 46R, the Company, if it is deemed to be the primary beneficiary, is required to consolidate the land under option at the purchase price of the optioned land. During the three months ended February 29, 2008, the effect of the consolidation of these option contracts was an increase of $10.3 million to consolidated inventory not owned with a corresponding increase to liabilities related to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of February 29, 2008. This increase was offset primarily by the Company exercising its options to acquire land under certain contracts previously consolidated resulting in a net decrease in consolidated inventory not owned of $48.2 million. To reflect the purchase price of the inventory consolidated under FIN 46R, the Company reclassified $1.5 million of related option deposits from land under development to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of February 29, 2008. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and the Company’s cash deposits.

The Company’s exposure to loss related to its option contracts with third parties and unconsolidated entities consisted of its non-refundable option deposits and pre-acquisition costs totaling $265.8 million and $317.1 million, respectively, at February 29, 2008 and November 30, 2007. Additionally, the Company had posted $154.3 million and $193.3 million, respectively, of letters of credit in lieu of cash deposits under certain option contracts as of February 29, 2008 and November 30, 2007.

(16)	New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 was effective for the Company’s financial assets and liabilities on December 1, 2007. The FASB deferred the provisions of SFAS 157 relating to nonfinancial assets and liabilities; implementation by the Company is now required on December 1, 2008. SFAS 157 is not expected to materially affect how the Company determines fair value, but may result in certain additional disclosures.

In November 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 109, Written Loan Commitments Recorded at Fair Value through Earnings, (“SAB 109”). SAB 109 supersedes SAB No. 105, Application of Accounting Principles to Loan Commitments, and expresses the current view of the SEC that, consistent with the guidance in SFAS No. 156, Accounting for Servicing of Financial Assets, and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, the expected net future cash flows related to the associated servicing of loans should be included in the measurement of the fair value of all written loan commitments that are accounted for at fair value through earnings. SAB 109 is effective for the Company’s second quarter beginning March 1, 2008 and should be applied prospectively to commitments issued or modified after that date. The Company does not expect the adoption of SAB 109 to have a material effect on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, (“SFAS 160”). SFAS 160 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS 160 is effective for the Company’s fiscal year beginning December 1, 2009. The Company is evaluating the impact the adoption of SFAS 160 will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, (“SFAS 141R”). SFAS 141R broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed and interests transferred as a result of business combinations. SFAS 141R expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. SFAS 141R is effective for the Company’s fiscal year beginning December 1, 2009. The Company does not expect the adoption of SFAS 141R to have a material effect on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133, (“SFAS 161”). SFAS 161 expands the disclosure requirements in SFAS 133, Accounting for Derivative Instruments and Hedging Activities, regarding an entity’s derivative instruments and hedging activities. SFAS 161 is effective for the Company’s fiscal year beginning December 1, 2008. The Company does not expect the adoption of SFAS 161 to have a material effect on its consolidated financial statements.

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

Condensed Consolidating Balance Sheet

February 29, 2008

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Homebuilding:
Cash, restricted cash and receivables, net	$994,936	249,567	3,631	—	1,248,134
Inventories	—	4,431,734	142,425	—	4,574,159
Investments in unconsolidated entities	—	901,055	14,167	—	915,222
Other assets	950,363	82,510	981	—	1,033,854
Investments in subsidiaries	4,657,339	522,038	—	(5,179,377)	—

	6,602,638	6,186,904	161,204	(5,179,377)	7,771,369
Financial services	—	14,009	729,823	—	743,832

Total assets	$6,602,638	6,200,913	891,027	(5,179,377)	8,515,201

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable and other liabilities	$302,490	1,021,711	53,243	—	1,377,444
Liabilities related to consolidated inventory not owned	—	681,101	—	—	681,101
Senior notes and other debts payable	2,174,845	26,935	77,717	—	2,279,497
Intercompany	444,405	(186,180)	(258,225)	—	—

	2,921,740	1,543,567	(127,265)	—	4,338,042
Financial services	—	7	473,618	—	473,625

Total liabilities	2,921,740	1,543,574	346,353	—	4,811,667
Minority interest	—	—	22,636	—	22,636
Stockholders’ equity	3,680,898	4,657,339	522,038	(5,179,377)	3,680,898

Total liabilities and stockholders’ equity	$6,602,638	6,200,913	891,027	(5,179,377)	8,515,201

(17)	Supplemental Financial Information – (Continued)

Condensed Consolidating Balance Sheet

November 30, 2007

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Homebuilding:
Cash, restricted cash and receivables, net	$499,272	380,226	6,089	—	885,587
Inventories	—	4,359,217	141,186	—	4,500,403
Investments in unconsolidated entities	—	920,105	14,166	—	934,271
Other assets	1,660,426	83,252	999	—	1,744,677
Investments in subsidiaries	4,835,490	448,755	—	(5,284,245)	—

	6,995,188	6,191,555	162,440	(5,284,245)	8,064,938
Financial services	—	14,899	1,022,910	—	1,037,809

Total assets	$6,995,188	6,206,454	1,185,350	(5,284,245)	9,102,747

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable and other liabilities	$206,725	1,255,810	43,390	—	1,505,925
Liabilities related to consolidated inventory not owned	—	719,081	—	—	719,081
Senior notes and other debts payable	2,174,418	24,903	96,115	—	2,295,436
Intercompany	791,926	(629,134)	(162,792)	—	—

	3,173,069	1,370,660	(23,287)	—	4,520,442
Financial services	—	304	731,354	—	731,658

Total liabilities	3,173,069	1,370,964	708,067	—	5,252,100
Minority interest	—	—	28,528	—	28,528
Stockholders’ equity	3,822,119	4,835,490	448,755	(5,284,245)	3,822,119

Total liabilities and stockholders’ equity	$6,995,188	6,206,454	1,185,350	(5,284,245)	9,102,747

(17)	Supplemental Financial Information – (Continued)

Condensed Consolidating Statement of Operations

Three Months Ended February 29, 2008

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Homebuilding	$—	992,578	602	596	993,776
Financial services	—	1,873	88,686	(21,422)	69,137

Total revenues	—	994,451	89,288	(20,826)	1,062,913

Costs and expenses:
Homebuilding	—	1,061,761	1,170	(4,382)	1,058,549
Financial services	—	1,087	92,034	(14,292)	78,829
Corporate general and administrative	34,822	—	—	—	34,822

Total costs and expenses	34,822	1,062,848	93,204	(18,674)	1,172,200

Equity in loss from unconsolidated entities	—	(22,980)	—	—	(22,980)
Management fees and other expense, net	(2,152)	(21,793)	—	2,152	(21,793)
Minority interest expense, net	—	—	(234)	—	(234)

Loss before benefit for income taxes	(36,974)	(113,170)	(4,150)	—	(154,294)
Benefit for income taxes	15,830	48,471	1,777	—	66,078
Equity in loss from subsidiaries	(67,072)	(2,373)	—	69,445	—

Net loss	$(88,216)	(67,072)	(2,373)	69,445	(88,216)

Condensed Consolidating Statement of Operations

Three Months Ended February 28, 2007

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Homebuilding	$—	2,650,063	13,107	—	2,663,170
Financial services	—	2,962	137,091	(11,143)	128,910

Total revenues	—	2,653,025	150,198	(11,143)	2,792,080

Costs and expenses:
Homebuilding	—	2,686,142	13,473	(1,449)	2,698,166
Financial services	—	11,802	119,034	(17,795)	113,041
Corporate general and administrative	46,919	—	—	—	46,919

Total costs and expenses	46,919	2,697,944	132,507	(19,244)	2,858,126

Gain on recapitalization of unconsolidated entity	—	175,879	—	—	175,879
Equity in loss from unconsolidated entities	—	(14,205)	—	—	(14,205)
Management fees and other income, net	8,101	13,841	—	(8,101)	13,841
Minority interest expense, net	—	—	(544)	—	(544)

Earnings (loss) before (provision) benefit for income taxes	(38,818)	130,596	17,147	—	108,925
(Provision) benefit for income taxes	14,363	(48,321)	(6,344)	—	(40,302)
Equity in earnings from subsidiaries	93,078	10,803	—	(103,881)	—

Net earnings	$68,623	93,078	10,803	(103,881)	68,623

(17)	Supplemental Financial Information – (Continued)

Condensed Consolidating Statement of Cash Flows

Three Months Ended February 29, 2008

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net loss	$(88,216)	(67,072)	(2,373)	69,445	(88,216)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities	680,355	46,380	275,449	(69,445)	932,739

Net cash provided by (used in) operating activities	592,139	(20,692)	273,076	—	844,523

Cash flows from investing activities:
Increase in investments in unconsolidated entities, net	—	(128,371)	—	—	(128,371)
Other	(4)	(75)	(2,170)	—	(2,249)

Net cash used in investing activities	(4)	(128,446)	(2,170)	—	(130,620)

Cash flows from financing activities:
Net repayments under financial services debt	—	—	(247,445)	—	(247,445)
Proceeds from other borrowings	—	408	—	—	408
Principal payments on other borrowings	—	(7,995)	(37,977)	—	(45,972)
Exercise of land option contracts from an unconsolidated land investment venture	—	(13,573)	—	—	(13,573)
Net payments related to minority interests	—	—	(530)	—	(530)
Common stock:
Issuances	224	—	—	—	224
Repurchases	(344)	—	—	—	(344)
Dividends	(25,725)	—	—	—	(25,725)
Intercompany	(71,884)	124,124	(52,240)	—	—

Net cash provided by (used in) financing activities	(97,729)	102,964	(338,192)	—	(332,957)

Net increase (decrease) in cash	494,406	(46,174)	(67,286)	—	380,946
Cash at beginning of period	497,384	139,733	158,077	—	795,194

Cash at end of period	$991,790	93,559	90,791	—	1,176,140

(17)	Supplemental Financial Information – (Continued)

Condensed Consolidating Statement of Cash Flows

Three Months Ended February 28, 2007

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net earnings	$68,623	93,078	10,803	(103,881)	68,623
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities	(323,163)	(645,699)	295,286	103,881	(569,695)

Net cash provided by (used in) operating activities	(254,540)	(552,621)	306,089	—	(501,072)

Cash flows from investing activities:
Decrease in investments in unconsolidated entities, net	—	116,697	—	—	116,697
Distributions in excess of investment in unconsolidated entity	—	354,644	—	—	354,644
Other	7,589	(3,211)	5,973	—	10,351

Net cash provided by investing activities	7,589	468,130	5,973	—	481,692

Cash flows from financing activities:
Net repayments under financial services debt	—	—	(251,071)	—	(251,071)
Proceeds from other borrowings	—	5,347	—	—	5,347
Principal payments on other borrowings	—	(29,278)	(10,407)	—	(39,685)
Net payments related to minority interests	—	—	(4,002)	—	(4,002)
Excess tax benefits from share-based awards	3,784	—	—	—	3,784
Common stock:
Issuances	17,066	—	—	—	17,066
Repurchases	(1,280)	—	—	—	(1,280)
Dividends	(25,174)	—	—	—	(25,174)
Intercompany	(146,135)	113,271	32,864	—	—

Net cash provided by (used in) financing activities	(151,739)	89,340	(232,616)	—	(295,015)

Net increase (decrease) in cash	(398,690)	4,849	79,446	—	(314,395)
Cash at beginning of period	420,845	218,453	139,021	—	778,319

Cash at end of period	$22,155	223,302	218,467	—	463,924

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included under Item 1 of this Report and our audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for our fiscal year ended November 30, 2007.

Some of the statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Quarterly Report on Form 10-Q, are “forward-looking statements,” as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include statements regarding our business, financial condition, results of operations, cash flows, strategies and prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those described under the caption “Risk Factors” included in Item 1A of our Annual Report on Form 10-K for our fiscal year ended November 30, 2007. We do not undertake any obligation to update forward-looking statements, except as required by Federal securities laws.

Outlook

The housing market has remained challenged and continued to deteriorate throughout our first quarter of 2008. The housing industry continues to be impacted by an unfavorable supply and demand relationship, which restricts the volume of new home sales and, concurrently, depresses home prices in most markets across the country. Home inventories have been expanding due to the high number of foreclosures and homeowners looking to sell homes they can no longer afford. The pace of overall housing inventory growth is exceeding absorption at the current time. Concurrently, lower consumer confidence has reduced demand among prospective homebuyers, while contraction in the lending markets has reduced the availability of credit for some prospective homebuyers.

Our response to, and primary focus in, this environment continues to be to reduce home starts and adjust pricing to meet current market conditions in order to keep inventories low and our balance sheet positioned for the future. In addition, we have also decreased land purchases where possible and right-sized our operations to protect cash, preserve value and fortify our balance sheet.

During the first quarter of 2008, we continued to re-evaluate all of our joint venture arrangements, with particular focus on those ventures with recourse indebtedness. As of February 29, 2008, we reduced the number of joint ventures in which we were participating to approximately 180 joint ventures from approximately 210 joint ventures at November 30, 2007. As of February 29, 2008 and November 30, 2007, the total net recourse indebtedness exposure to us related to our joint ventures was $668.3 million and $794.9 million, respectively.

If there is further deterioration in market conditions, this may lead to an increase in the supply of new and existing homes that are for sale as a result of decreased absorption levels and increased foreclosures. The decrease in sales absorption and increase in supply may lead to higher sales incentives and reduced gross margins, which may lead to additional valuation adjustments in the future. Additionally, market conditions may cause us to re-evaluate our strategy regarding certain assets that could result in additional valuation adjustments related to our inventory and land seller notes, as well as write-offs of deposits and pre-acquisition costs as a result of the abandonment of option contracts.

With respect to the loans we originate, although we remain liable for certain limited representations, substantially all of the loans we originate are sold in the secondary mortgage market, on a servicing released, non-recourse basis. Therefore, we have little direct exposure with regards to the residential mortgage loans we sell.

Although the Federal government has designed and proposed numerous initiatives to move the homebuilding market towards stabilization, we are uncertain as to how effective such initiatives will be on the overall market conditions. The tightening of lending standards could lead to a further deterioration in the overall homebuilding market due to stricter credit standards, higher down payment requirements and additional credit verification requirements. This deterioration could have an adverse impact on the number of homes we sell. In addition, to the extent that homeowners have used sub-prime or Alt A mortgages to finance the purchase of their homes and are later unable to refinance or maintain those loans, additional foreclosures and an oversupply of inventory may result in the market. This may also contribute to additional deterioration in the market and have an adverse impact on demand and the number of homes we sell.

(1)	Results of Operations

Overview

We historically have experienced, and expect to continue to experience, variability in quarterly results. Our results of operations for the three months ended February 29, 2008 are not necessarily indicative of the results to be expected for the full year.

Our net loss was $88.2 million, or $0.56 per basic and diluted share, in the first quarter of 2008, compared to net earnings of $68.6 million, or $0.43 per diluted share ($0.44 per basic share), in the first quarter of 2007. The net loss was attributable to challenging market conditions that have persisted during the first quarter of 2008 and have impacted all of our operations. Our gross margins increased due to our lower inventory basis and continued focus on reducing construction costs, despite Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, (“SFAS 144”) valuation adjustments and a decrease in the average sales price of homes delivered in the three months ended February 29, 2008, compared to the prior year.

Financial information relating to our operations was as follows:

	Three Months Ended
(In thousands)	February 29, 2008	February 28, 2007
Homebuilding revenues:
Sales of homes	$953,066	2,622,491
Sales of land	40,710	40,679

Total homebuilding revenues	993,776	2,663,170

Homebuilding costs and expenses:
Cost of homes sold	816,371	2,261,595
Cost of land sold	67,160	67,145
Selling, general and administrative	175,018	369,426

Total homebuilding costs and expenses	1,058,549	2,698,166

Gain on recapitalization of unconsolidated entity	—	175,879
Equity in loss from unconsolidated entities	(22,980)	(14,205)
Management fees and other income (expense), net	(21,793)	13,841
Minority interest expense, net	(234)	(544)

Homebuilding operating earnings (loss)	$(109,780)	139,975

Financial services revenues	$69,137	128,910
Financial services costs and expenses	78,829	113,041

Financial services operating earnings (loss)	$(9,692)	15,869

Total operating earnings (loss)	$(119,472)	155,844
Corporate general and administrative expenses	34,822	46,919

Earnings (loss) before (provision) benefit for income taxes	$(154,294)	108,925

Revenues from home sales decreased 64% in the first quarter of 2008 to $953.1 million from $2.6 billion in 2007. Revenues were lower primarily due to a 60% decrease in the number of home deliveries and an 8% decrease in the average sales price of homes delivered in 2008. New home deliveries, excluding unconsolidated entities, decreased to 3,437 homes in the first quarter of 2008 from 8,566 homes last year. In the first quarter of 2008, new home deliveries were lower in each of our homebuilding segments and Homebuilding Other, compared to 2007. The average sales price of homes delivered decreased to $278,000 in the first quarter of 2008 from $303,000 in the same period last year, due to reduced pricing and higher sales incentives offered to homebuyers ($48,000 per home delivered in the first quarter of 2008, compared to $45,500 per home delivered in the same period last year).

Gross margins on home sales excluding SFAS 144 valuation adjustments were $162.9 million, or 17.1%, in the first quarter of 2008, compared to $409.2 million, or 15.6%, in 2007. Gross margin percentage on home sales excluding SFAS 144 valuation adjustments increased compared to last year in our Homebuilding East and West segments and Homebuilding Other primarily due to our lower inventory basis and continued focus on reducing construction costs. Gross margins on home sales were $136.7 million, or 14.3%, in the first quarter of 2008, which included $26.2 million of SFAS 144 valuation adjustments, compared to gross margins on home sales of $360.9 million, or 13.8%, in the first quarter of 2007, which included $48.3 million of SFAS 144 valuation adjustments. Gross margins on home sales excluding SFAS 144 valuation adjustments is a non-GAAP financial measure disclosed by certain of our competitors and has been presented because we find it useful in evaluating our performance and believe that it helps readers of our financial statements compare our operations with those of our competitors.

Homebuilding interest expense (primarily included in cost of homes sold and cost of land sold) was $38.1 million in the first quarter of 2008, compared to $55.7 million in 2007. The decrease in interest expense was due to lower interest costs resulting from lower average debt during the first quarter of 2008, as well as decreased deliveries during the first quarter of 2008, compared to the first quarter of 2007. Our homebuilding debt to total capital ratio as of February 29, 2008 was 38.2%, compared to 30.9% as of February 28, 2007. Our net homebuilding debt to total capital ratio as of February 29, 2008 was 24.5%, compared to 28.6% as of February 28, 2007. Net homebuilding debt to total capital ratio consists of net homebuilding debt (homebuilding debt less homebuilding cash) divided by total capital (net homebuilding debt plus stockholders’ equity).

Selling, general and administrative expenses were reduced by $194.4 million, or 53%, in the first quarter of 2008, compared to the same period last year, primarily due to reductions in associate headcount and variable selling expense. As a percentage of revenues from home sales, selling, general and administrative expenses increased to 18.4% in the first quarter of 2008, from 14.1% in 2007, which was primarily due to lower revenues.

Losses on land sales totaled $26.5 million in the first quarter of 2008, which included $15.5 million of SFAS 144 valuation adjustments and $16.9 million of write-offs of deposits and pre-acquisition costs related to 2,600 homesites under option that we do not intend to purchase. In the first quarter of 2007, losses on land sales totaled $26.5 million, which included $13.2 million of SFAS 144 valuation adjustments and $21.0 million of write-offs of deposits and pre-acquisition costs related to 4,000 homesites that were under option that we do not intend to purchase.

Equity in loss from unconsolidated entities was $23.0 million in the first quarter of 2008, which included $18.9 million of SFAS 144 valuation adjustments related to assets of unconsolidated entities in which we have investments, compared to equity in loss from unconsolidated entities of $14.2 million in the first quarter of 2007, which included $6.5 million of SFAS 144 valuation adjustments related to assets of unconsolidated entities in which we have investments.

Management fees and other income (expense), net, totaled ($21.8) million in the first quarter of 2008, which included $29.6 million of Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, (“APB 18”) valuation adjustments to our investments in unconsolidated entities, compared to management fees and other income (expense), net, of $13.8 million in the first quarter of 2007, net of $2.6 million of APB 18 valuation adjustments to our investments in unconsolidated entities.

Minority interest expense, net was $0.2 million and $0.5 million, respectively, in the first quarter of 2008 and 2007.

Sales of land, equity in loss from unconsolidated entities, management fees and other income (expense), net and minority interest expense, net may vary significantly from period to period depending on the timing of land sales and other transactions entered into by us and unconsolidated entities in which we have investments.

Operating loss for the Financial Services segment was $9.7 million in the first quarter of 2008, compared to operating earnings of $15.9 million last year. The decline in profitability was primarily due to lower transactions in the segment’s title operations compared to last year as a result of the overall weakness in the housing market.

Corporate general and administrative expenses were reduced by $12.1 million, or 26%, in the first quarter of 2008, compared to the same period last year. As a percentage of total revenues, corporate general and administrative expenses increased to 3.3% in the first quarter of 2008, compared to 1.7% in the same period last year, primarily due to lower revenues.

Our overall effective income tax rates were 42.83% and 37.0%, respectively, for the three months ended February 29, 2008 and February 28, 2007. The increase in the effective tax rate, compared with the same period during 2007, resulted from the impact of a reduction in the benefits from I.R.C. Sec. 199, Income Attributable to Domestic Production Activities, and an increase in permanent differences relative to our quarterly results related to non-deductible incentive stock options. This increase was partially offset by our change in accounting for tax-related interest expense under Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, (“FIN 48”) which reduced our income tax benefit in the first quarter of 2008 from 43.75% to 42.83%. Our effective tax rate may continue to fluctuate due to our change in accounting for tax-related interest expense under FIN 48 and our permanent differences in relationship to actual results.

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

At February 29, 2008, our reportable homebuilding segments and Homebuilding Other consisted of homebuilding divisions located in the following states:

East: Florida, Maryland, New Jersey and Virginia

Central: Arizona, Colorado and Texas

West: California and Nevada

Other: Illinois, Minnesota, New York, North Carolina and South Carolina

The following tables set forth selected financial and operational information related to our homebuilding operations for the periods indicated:

Selected Financial and Operational Data

	Three Months Ended
(In thousands)	February 29, 2008	February 28, 2007
Revenues:
East:
Sales of homes	$307,580	797,397
Sales of land	4,439	8,892

Total East	312,019	806,289

Central:
Sales of homes	242,467	650,985
Sales of land	12,402	10,738

Total Central	254,869	661,723

West:
Sales of homes	312,859	914,882
Sales of land	16,941	18,655

Total West	329,800	933,537

Other:
Sales of homes	90,160	259,227
Sales of land	6,928	2,394

Total Other	97,088	261,621

Total homebuilding revenues	$993,776	2,663,170

	Three Months Ended
(In thousands)	February 29, 2008	February 28, 2007
Operating earnings (loss):
East:
Sales of homes	$(4,233)	(5,579)
Sales of land	(7,708)	(17,003)
Equity in loss from unconsolidated entities	(15,314)	(1,635)
Management fees and other income, net	3,730	3,865
Minority interest income (expense), net	255	(1,187)

Total East	(23,270)	(21,539)

Central:
Sales of homes	(3,626)	21,820
Sales of land	(9,893)	(1,943)
Equity in earnings from unconsolidated entities	787	209
Management fees and other income, net	1,511	884
Minority interest income (expense), net	(327)	23

Total Central	(11,548)	20,993

West:
Sales of homes	(20,734)	(14,395)
Sales of land	(7,179)	(4,170)
Gain on recapitalization of unconsolidated entity	—	175,879
Equity in loss from unconsolidated entities	(7,834)	(12,769)
Management fees and other income (expense), net	(28,487)	7,923
Minority interest income (expense), net	(6)	247

Total West	(64,240)	152,715

Other:
Sales of homes	(9,730)	(10,376)
Sales of land	(1,670)	(3,350)
Equity in loss from unconsolidated entities	(619)	(10)
Management fees and other income, net	1,453	1,169
Minority interest income (expense), net	(156)	373

Total Other	(10,722)	(12,194)

Total homebuilding operating earnings (loss)	$(109,780)	139,975

Summary of Homebuilding Data

	At or for the Three Months Ended
	February 29, 2008	February 28, 2007
Deliveries

East	1,165	2,599
Central	1,179	3,131
West	924	2,406
Other	328	899

Total	3,596	9,035

Of the total deliveries listed above, 159 represents deliveries from unconsolidated entities for the three months ended February 29, 2008, compared to 469 deliveries in the same period last year.

New Orders

East	942	2,075
Central	1,061	2,373
West	747	1,865
Other	295	819

Total	3,045	7,132

Of the total new orders listed above, 62 represents new orders from unconsolidated entities for the three months ended February 29, 2008, compared to 354 new orders in the same period last year.

Backlog – Homes
East	1,568	3,615
Central	756	2,840
West	711	2,450
Other	363	800

Total	3,398	9,705

Of the total homes in backlog listed above, 204 represents homes in backlog from unconsolidated entities at February 29, 2008, compared to 974 homes in backlog at February 28, 2007.

Backlog – Dollar Value (In thousands)

East	$492,862	1,277,842
Central	174,361	673,062
West	307,071	1,168,050
Other	178,045	330,801

Total	$1,152,339	3,449,755

Of the total dollar value of homes in backlog listed above, $113,865 represents the backlog dollar value from unconsolidated entities at February 29, 2008, compared to $450,701 of backlog dollar value at February 28, 2007.

Backlog represents the number of homes under sales contracts. Homes are sold using sales contracts, which are generally accompanied by sales deposits. In some instances, purchasers are permitted to cancel sales contracts if they fail to qualify for financing or under certain other circumstances. We experienced a cancellation rate of 26% (30%, 24%, 27% and 23%, respectively, in our Homebuilding East, Central and West segments and Homebuilding Other) during the first quarter of 2008, compared to 29% (31%, 31%, 29% and 17%, respectively, in our Homebuilding East, Central and West segments and Homebuilding Other) in the first quarter of 2007 and 33% (41%, 31%, 28%, and 27%, respectively, in our Homebuilding East, Central and West segments and Homebuilding Other) in the fourth quarter of 2007.

East: Homebuilding revenues decreased for the three months ended February 29, 2008, compared to the same period last year, primarily due to a decrease in the number of home deliveries and average sales price of homes delivered in all of the states in this segment. Gross margins on home sales excluding SFAS 144 valuation adjustments were $59.1 million, or 19.2%, for the three months ended February 29, 2008, compared to $142.3 million, or 17.8%, for the same period last year. Gross margins increased compared to last year primarily due to our lower inventory basis and continued focus on reducing costs, despite higher sales incentives offered to homebuyers as a percent of home sale revenues (16.8% in 2008, compared to 15.8% in 2007). Gross margins on home sales were $50.9 million, or 16.6%, in 2008, including SFAS 144 valuation adjustments of $8.1 million, compared to gross margins on home sales of $123.2 million, or 15.4%, in 2007, including $19.1 million of SFAS 144 valuation adjustments.

Losses on land sales were $7.7 million for the three months ended February 29, 2008 (including $7.1 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $1.4 million of SFAS 144 valuation adjustments), compared to losses on land sales of $17.0 million during the same period last year (including $13.7 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $9.5 million of SFAS 144 valuation adjustments).

Central: Homebuilding revenues decreased for the three months ended February 29, 2008, compared to the same period last year, primarily due to a decrease in the number of home deliveries in all of the states in this segment. Gross margins on home sales excluding SFAS 144 valuation adjustments were $38.0 million, or 15.7%, for the three months ended February 29, 2008, compared to $115.1 million, or 17.7%, for the same period last year. Gross margins decreased compared to last year primarily due to higher sales incentives offered to homebuyers (11.3% in 2008, compared to 10.8% in 2007). Gross margins on home sales were $36.3 million, or 15.0%, in 2008, including SFAS 144 valuation adjustments of $1.8 million, compared to gross margins on home sales of $103.9 million, or 16.0%, in 2007, including $11.3 million of SFAS 144 valuation adjustments.

Losses on land sales were $9.9 million for the three months ended February 29, 2008 (including $4.3 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $9.3 million of SFAS 144 valuation adjustments), compared to losses on land sales of $1.9 million during the same period last year (including $1.3 million of write-offs of deposits and pre-acquisition costs related to land under development that we do not intend to purchase).

West: Homebuilding revenues decreased for the three months ended February 29, 2008, compared to the same period last year, primarily due to a decrease in the number of home deliveries and average sales price of homes delivered in all of the states in this segment. Gross margins on home sales excluding SFAS 144 valuation adjustments were $52.1 million, or 16.7%, for the three months ended February 29, 2008, compared to $125.3 million, or 13.7%, for the same period last year. Gross margins increased compared to last year primarily due to our lower inventory basis and continued focus on reducing costs, despite higher sales incentives offered to homebuyers (15.6% in 2008, compared to 13.1% in 2007). Gross margins on home sales were $42.2 million, or 13.5%, in 2008, including SFAS 144 valuation adjustments of $9.9 million, compared to gross margins on home sales of $108.2 million, or 11.8%, in 2007, including $17.1 million of SFAS 144 valuation adjustments.

Losses on land sales were $7.2 million for the three months ended February 29, 2008 (including $3.4 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $4.2 million of SFAS 144 valuation adjustments), compared to losses on land sales of $4.2 million during the same period last year (including $3.1 million of write-offs of deposits and pre- acquisition costs related to land under development that we do not intend to purchase and $3.5 million of SFAS 144 valuation adjustments).

Other: Homebuilding revenues decreased for the three months ended February 29, 2008, compared to the same period last year, primarily due to a decrease in the number of home deliveries in all of the states in this segment, and a decrease in the average sales price of homes delivered in Illinois and Minnesota. Gross margins on home sales excluding SFAS 144 valuation adjustments were $13.7 million, or 15.2%, for the three months ended February 29, 2008, compared to $26.5 million, or 10.2%, for the same period last year. Gross margins increased compared to last year primarily due to our lower inventory basis and continued focus on reducing costs, despite higher sales incentives offered to homebuyers (13.6% in 2008, compared to 9.6% in 2007). Gross margins on home sales were $7.3 million, or 8.1%, in 2008, including SFAS 144 valuation adjustments of $6.4 million, compared to gross margins on home sales of $25.6 million, or 9.9%, in 2007, including $0.8 million of SFAS 144 valuation adjustments.

Losses on land sales were $1.7 million for the three months ended February 29, 2008 (including $2.1 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $0.6 million of SFAS 144 valuation adjustments), compared to losses on land sales of $3.4 million during the same period last year (including $2.8 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $0.2 million of SFAS 144 valuation adjustments).

The SFAS 144 valuation adjustments and write-offs of deposits and pre-acquisition costs in our homebuilding segments and Homebuilding Other resulted primarily from challenging market conditions that persisted during the three months ended February 29, 2008. The SFAS 144 valuation adjustments were calculated based on assumptions of current market conditions and estimates made by our management, which may differ from actual results. Market changes may result in additional inventory impairments charges, as well as additional write-offs of option deposits and pre-acquisition costs in the future.

At February 29, 2008 and February 28, 2007, we owned 71,763 homesites and 94,399 homesites, respectively, and had access to an additional 73,164 homesites and 171,310 homesites, respectively, through either option contracts with third parties or agreements with unconsolidated entities in which we have investments. At November 30, 2007, we owned 62,801 homesites and had access to an additional 85,870 homesites through either option contracts with third parties or agreements with unconsolidated entities in which we have investments. At February 29, 2008, 4% of the homesites we owned were subject to home purchase contracts. At February 29, 2008 and February 28, 2007, our backlog of sales contracts was 3,398 homes ($1.2 billion) and 9,705 homes ($3.4 billion), respectively. The lower backlog was primarily attributable to challenging market conditions that have persisted during the three months ended February 29, 2008, which resulted in lower new orders in the three months ended February 29, 2008, compared to the same period last year.

Financial Services Segment

The following table presents selected financial data related to our Financial Services segment for the periods indicated:

	Three Months Ended
(Dollars in thousands)	February 29, 2008	February 28, 2007
Revenues	$69,137	128,910
Costs and expenses	78,829	113,041

Operating earnings (loss)	$(9,692)	15,869

Dollar value of mortgages originated	$979,000	2,011,000

Number of mortgages originated	4,200	7,800

Mortgage capture rate of Lennar homebuyers	80%	70%

Number of title and closing service transactions	25,500	35,300

Number of title policies issued	22,600	36,100

(2) Financial Condition and Capital Resources

At February 29, 2008, we had cash related to our homebuilding and financial services operations of $1.2 billion, compared to $463.9 million at February 28, 2007.

We finance our land acquisition and development activities, construction activities, financial services activities and general operating needs primarily with cash generated from our operations and public debt issuances, as well as cash borrowed under our revolving credit facility and our warehouse lines of credit.

Operating Cash Flow Activities

In the three months ended February 29, 2008, cash flows provided by operating activities amounted to $844.5 million, compared to cash used by operating activities of $501.1 million in the same period last year. During the three months ended February 29, 2008, cash flows provided by operating activities were positively impacted by the receipt of a cash tax refund of $852 million generated by losses incurred prior to fiscal 2008. Throughout the first quarter of fiscal 2008, we remained focused on the delivery of our backlog, curtailing land purchases, restructuring our joint ventures when necessary, and right-sizing our operations in order to protect cash, preserve value and fortify our balance sheet.

Investing Cash Flow Activities

Cash flows used in investing activities totaled $130.6 million in the three months ended February 29, 2008, compared to cash flows provided by investing activities of $481.7 million in the same period last year. In the three months ended February 29, 2008, we contributed $172.1 million of cash to unconsolidated entities, compared to $178.0 million in the same period last year. Our investing activities also included distributions of capital from unconsolidated entities during the three months ended February 29, 2008 and February 28, 2007 of $43.8 million and $294.7 million, respectively. During the three months ended February 28, 2007, we also received a $354.6 million distribution in excess of our investment in the LandSource unconsolidated entity due to its recapitalization in 2007.

We are always looking at the possibility of acquiring homebuilders and other companies. However, at February 29, 2008, we had no agreements or understandings regarding any significant transactions.

Financing Cash Flow Activities

During 2007, we sold a diversified portfolio of land to a land investment joint venture with Morgan Stanley Real Estate Fund II, L.P. for $525 million. As part of the transaction, we entered into option agreements and obtained rights of first offer, providing us the opportunity to purchase certain finished homesites. Due to our continuing involvement, the transaction did not qualify as a sale under GAAP; thus, the inventory remained on our balance sheet as of November 30, 2007. As a result of the transaction in 2007, we received $445 million of cash (net of our deposit on the homesites under option and our invested contribution to the land investment venture). During the first quarter of 2008, we exercised certain land option contracts from the land investment venture, reducing our liabilities related to consolidated inventory not owned by $13.6 million.

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

(Dollars in thousands)	February 29, 2008	February 28, 2007
Homebuilding debt	$2,279,497	2,581,494
Stockholders’ equity	3,680,898	5,774,981

Total capital	$5,960,395	8,356,475

Homebuilding debt to total capital	38.2%	30.9%

Homebuilding debt	$2,279,497	2,581,494
Less: Homebuilding cash	1,088,141	263,746

Net homebuilding debt	$1,191,356	2,317,748

Net homebuilding debt to total capital (1)	24.5%	28.6%

(1)	Net homebuilding debt to total capital consists of net homebuilding debt (homebuilding debt less homebuilding cash) divided by total capital (net homebuilding debt plus stockholders’ equity).

At February 29, 2008, homebuilding debt to total capital was higher compared to February 28, 2007 due to the decrease in stockholders’ equity primarily as a result of inventory valuation adjustments, write-offs of option deposits and pre-acquisition costs, SFAS 144 valuation adjustments related to assets of unconsolidated entities and APB 18 valuation adjustments to investments in unconsolidated entities, all of which are non-cash items. At February 29, 2008, net homebuilding debt to total capital was lower compared to February 28, 2007 due to a decrease in homebuilding debt of $302.0 million and an increase in homebuilding cash of $824.4 million.

Our average debt outstanding was $2.3 billion for the three months ended February 29, 2008, compared to $3.7 billion in the same period last year. The average rate for interest incurred was 5.9% for the three months ended February 29, 2008, compared to 5.8% for the same period last year. Interest incurred related to homebuilding debt for the three months ended February 29, 2008 was $38.1 million, compared to $55.7 million last year. The majority of our short-term financing needs, including financings for land acquisition and development activities and general operating needs, are met with cash generated from operations and funds available under our unsecured revolving credit facility (the “Credit Facility”).

The Credit Facility consists of a $1.5 billion revolving credit facility maturing in July 2011. In January 2008, we completed an amendment to the Credit Facility that modified the tangible net worth requirement and restructured the borrowing base. In addition, we are required to effect quarterly reductions of our maximum recourse exposure related to joint ventures in which we have investments for a total of $300 million during our current fiscal year and by additional quarterly reductions for a total of $200 million (a combined total of $500 million) by the end of fiscal 2009. Our borrowings under the Credit Facility cannot exceed a borrowing base, consisting of specified percentages of various types of our assets. The Credit Facility is guaranteed by substantially all of our subsidiaries other than finance company subsidiaries (which include mortgage and title insurance agency subsidiaries). Interest rates on outstanding borrowings are LIBOR-based, with margins determined based on changes in our credit ratings, or an alternate base rate, as described in the credit agreement. During the three months ended February 29, 2008 and February 28, 2007, the average daily borrowings under the Credit Facility were $85.7 million and $1.6 million, respectively. At February 29, 2008 and November 30, 2007, we had no outstanding balance under the Credit Facility. However, at February 29, 2008 and November 30, 2007, $379.0 million and $443.5 million, respectively, of our total letters of credit outstanding discussed below, were collateralized against certain borrowings available under the Credit Facility.

At February 29, 2008 and November 30, 2007, we had both financial and performance letters of credit outstanding in the amount of $676.5 million and $814.4 million, respectively. Our financial letters of credit outstanding were $354.5 million and $424.2 million, respectively, at February 29, 2008 and November 30, 2007. Our performance letters of credit outstanding were $322.0 million and $390.3 million, respectively, at February 29, 2008 and November 30, 2007. These letters of credit are posted with either regulatory bodies to guarantee our performance of certain development and construction activities or in lieu of cash deposits on option contracts.

At February 29, 2008, the Financial Services segment had a conduit and a warehouse facility totaling $725 million, recently reduced from approximately $1 billion because we requested a reduction in the maximum availability under the conduit facility from $600 million to $300 million, effective February 28, 2008. The Financial Services segment uses those facilities to finance its lending activities until the mortgage loans are sold to investors. Borrowings under the lines of credit were $259.3 million and $505.4 million, respectively, at February 29, 2008 and November 30, 2007 and were collateralized by mortgage loans and receivables on loans sold but not yet funded by investors with outstanding principal balances of $298.6 million and $540.9 million, respectively, at February 29, 2008 and November 30, 2007. The facilities consist of a conduit facility, which matures in June 2008 ($300 million) and a warehouse facility that matures in April 2008 ($425 million). In April 2008, we closed a new 364-day syndicated warehouse repurchase facility that will replace the existing warehouse facility which matures in April 2008. The maximum aggregate commitment is $300 million, which consists of an initial commitment of $80 million and includes access to an additional $220 million of financing through an accordion feature, subject to additional commitments.

At February 29, 2008 and November 30, 2007, we had advances under a different conduit funding agreement amounting to $10.5 million and $11.8 million, respectively. We also had a $25 million revolving line of credit that matures in May 2008, at which time we expect the line of credit to be renewed. The line of credit is collateralized by certain assets of the Financial Services segment and stock of certain title subsidiaries. Borrowings under the line of credit were $24.0 million at both February 29, 2008 and November 30, 2007, respectively.

As of February 29, 2008, we were in compliance with the financial covenants in our debt arrangements.

Changes in Capital Structure

In June 2001, our Board of Directors authorized a stock repurchase program to permit the purchase of up to 20 million shares of our outstanding common stock. There were no material share repurchases during the three months ended February 29, 2008. As of February 29, 2008, 6.2 million shares of common stock can be repurchased in the future under the program. Treasury stock increased by 0.2 million common shares during the three months ended February 29, 2008 related primarily to forfeitures of restricted stock.

On February 19, 2008, we paid cash dividends of $0.16 per share for both our Class A and Class B common stock to holders of record at the close of business on February 8, 2008, as declared by our Board of Directors on January 28, 2008. On April 8, 2008, our Board of Directors declared a quarterly cash dividend of $0.16 per share on both our Class A and Class B common stock payable on May 15, 2008 to holders of record at the close of business on May 5, 2008.

Based on our current financial condition and credit relationships, we believe that our operations and borrowing resources will provide for our current and long-term capital requirements at our anticipated levels of activity.

Off-Balance Sheet Arrangements

Investments in Unconsolidated Entities

At February 29, 2008, we had equity investments in approximately 180 unconsolidated entities, compared to approximately 210 unconsolidated entities at November 30, 2007 and approximately 250 unconsolidated entities at February 28, 2007. Due to current market conditions, we are focused on continuing to reduce the number of unconsolidated entities in which we have investments. Our investments in unconsolidated entities by type of venture were as follows:

(In thousands)	February 29, 2008	November 30, 2007
Land development	$732,843	738,481
Homebuilding	182,379	195,790

Total investment	$915,222	934,271

During the first quarter of 2008, as homebuilding market conditions remained challenged, we recorded $18.9 million of valuation adjustments related to assets of unconsolidated entities in which we have investments, compared to $6.5 million in the same period last year. In addition, we recorded $29.6 million and $2.6 million, respectively, of APB 18 valuation adjustments to our investments in unconsolidated entities for the three months ended February 29, 2008 and February 28, 2007. We will continue to monitor our investments and the recoverability of assets owned by the joint ventures.

At February 29, 2008, the unconsolidated entities in which we had investments had total assets of $9.3 billion and total liabilities of $6.3 billion, which included $5.1 billion of debt. These unconsolidated entities usually finance their activities with a combination of partner equity and debt financing. As of February 29, 2008, our equity in these unconsolidated entities represented 31% of the entities’ total equity. In some instances, we and our partners have guaranteed debt of certain unconsolidated entities. Indebtedness of an unconsolidated entity is secured by its own assets. There is no cross collateralization of debt to different unconsolidated entities; however, some unconsolidated entities own multiple properties and other assets.

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

The summary of our net recourse exposure related to the unconsolidated entities in which we have investments was as follows:

	February 29, 2008	November 30, 2007
(In thousands)
Several recourse debt – repayment	$88,375	123,022
Several recourse debt – maintenance	273,932	355,513
Joint and several recourse debt – repayment	277,363	263,364
Joint and several recourse debt – maintenance	265,704	291,727
Land seller recourse exposure	11,670	—

Lennar’s maximum recourse exposure	917,044	1,033,626
Less joint and several reimbursement agreements with our partners	(248,714)	(238,692)

Lennar’s net recourse exposure	$668,330	794,934

Although we, in some instances, guarantee the indebtedness of unconsolidated entities in which we have an investment, our unconsolidated entities with recourse debt had total assets of $3.5 billion and $3.2 billion, respectively, at February 29, 2008 and November 30, 2007 and total equity of $1.2 billion and $0.9 billion, respectively, at February 29, 2008 and November 30, 2007.

In addition, the maintenance amounts in the table above do not take into account the underlying value of the collateral and represent our maximum recourse exposure to loss from maintenance guarantees if the fair value of the underlying collateral is assumed to be zero.

As amended in January 2008, our Credit Facility requires us to effect quarterly reductions of our maximum recourse exposure related to joint ventures in which we have investments for a total of $300 million during our current fiscal year and by additional quarterly reductions for a total of $200 million (a combined total of $500 million) by the end of fiscal 2009.

In addition, we and/or our partners occasionally grant liens on our respective interests in an unconsolidated entity in order to help secure a loan to that entity. When we and/or our partners provide guarantees, the unconsolidated entity generally receives more favorable terms from its lenders than would otherwise be available to it. In a repayment guarantee, we and our venture partners guarantee repayment of a portion or all of the debt in the event of a default before the lender would have to exercise its rights against the collateral. The maintenance guarantees only apply if the value of the collateral (generally land and improvements) is less than a specified percentage of the loan balance. If we are required to make a payment under a maintenance guarantee to bring the value of the collateral above the specified percentage of the loan balance, the payment would constitute a capital contribution or loan to the unconsolidated entity and increase our share of any funds the unconsolidated entity distributes. During the three months ended February 29, 2008, amounts paid under our maintenance guarantees were $24.1 million. In accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, as of February 29, 2008, the fair values of the maintenance guarantees and repayment guarantees were not material. We believe that as of February 29, 2008, if there was an occurrence of a triggering event or condition under a guarantee, the collateral should be sufficient to repay at least a significant portion of the obligation or in certain circumstances, partners may be requested to contribute additional capital into the venture.

In many of the loans to unconsolidated entities, we and another entity or entities generally related to our subsidiary’s joint venture partner(s), have been required to give guarantees of completion to the lenders. Those completion guarantees may require that the guarantors complete the construction of the improvements for which the financing was obtained. If the construction was to be done in phases, very often the guarantee is to complete only the phases as to which construction has already commenced and for which loan proceeds were used. Under many of the completion guarantees, the guarantors are permitted, under certain circumstances, to use undisbursed loan proceeds to satisfy the completion of obligations, and in many of those cases, the guarantors only pay interest on those funds, with no repayment of the principal of such funds required.

The total debt of the unconsolidated entities was as follows:

	February 29, 2008	November 30, 2007
(In thousands)
Lennar’s net recourse exposure	$668,330	794,934
Reimbursement agreements from partners	248,714	238,692
Partner several recourse	401,412	465,641
Non-recourse land seller debt or other debt	111,048	202,048
Non-recourse debt with completion guarantee	1,487,208	1,432,880
Non-recourse debt without completion guarantee	2,211,627	1,982,475

Total debt	$5,128,339	5,116,670

Some of the unconsolidated entities’ debt arrangements contain certain financial covenants. As market conditions remained challenged during the three months ended February 29, 2008, we continued to closely monitor these covenants and the unconsolidated entities’ ability to comply with them. In these challenged market conditions, some of the unconsolidated entities may have to request of their lenders waivers or amendments to debt agreements so that the unconsolidated entities would remain in compliance with such covenants. Additionally, unconsolidated entities may have to extend or refinance their debt if their operations are not on track to meet their projected cash flows.

Summarized condensed financial information on a combined 100% basis related to unconsolidated entities in which we have investments that are accounted for by the equity method was as follows:

Balance Sheets

(In thousands)	February 29, 2008	November 30, 2007
Assets:
Cash	$253,817	301,468
Inventories	8,330,222	7,941,835
Other assets	681,207	827,208

	$9,265,246	9,070,511

Liabilities and equity:
Accounts payable and other liabilities	$1,188,682	1,214,374
Debt	5,128,339	5,116,670
Equity of:
Lennar	915,222	934,271
Others	2,033,003	1,805,196

	$9,265,246	9,070,511

Debt to total capital of the unconsolidated entities in which we have investments was calculated as follows:

(Dollars in thousands)	February 29, 2008	November 30, 2007
Debt	$5,128,339	5,116,670
Equity	2,948,225	2,739,467

Total capital	$8,076,564	7,856,137

Debt to total capital of our unconsolidated entities	63.5%	65.1%

At February 29, 2008, debt to total capital of the unconsolidated entities in which we have investments, excluding the LandSource joint venture, was 57.3%, compared to 61.1% at November 30, 2007.

In November 2007, we sold a portfolio of land to a strategic land investment venture with Morgan Stanley Real Estate Fund II, L.P., an affiliate of Morgan Stanley & Co., Inc., of which we have a 20% ownership interest and 50% voting rights. We also manage the land investment venture’s operations and receive fees for our services. As part of the transaction, we entered into option agreements and obtained rights of first offer providing us the opportunity to purchase certain finished homesites. We have no obligation to exercise the options and cannot acquire a majority of the entity’s assets. Due to our continuing involvement, the transaction did not qualify as a sale under GAAP; thus, the inventory has remained on our consolidated balance sheet in consolidated inventory not owned. As a result of the transaction, the land investment venture recorded the purchase of the portfolio of land as inventory. As of February 29, 2008, the portfolio of land (including land development costs) of $536.6 million is reflected as inventory in the above summarized condensed financial information related to unconsolidated entities in which we have investments.

Statements of Operations and Selected Information

	Three Months Ended
(Dollars in thousands)	February 29, 2008	February 28, 2007
Revenues	$397,559	657,145
Costs and expenses	497,022	598,248

Net earnings (loss) of unconsolidated entities	$(99,463)	58,897

Our share of net earnings (loss) (1)	$(21,727)	29,878
Our share of net loss – recognized (1)	$(22,980)	(14,205)
Our cumulative share of net earnings – deferred at February 29, 2008 and February 28, 2007, respectively	$36,881	98,993
Our investment in unconsolidated entities	$915,222	1,215,620
Equity of the unconsolidated entities	$2,948,225	3,299,991

Our investment % in the unconsolidated entities	31.0%	36.8%

(1)	For the three months ended February 29, 2008 and February 28, 2007, our share of net loss recognized from unconsolidated entities includes $18.9 million and $6.5 million, respectively, of our share of SFAS 144 valuation adjustments related to the assets of unconsolidated entities in which we have investments.

Option Contracts

In our homebuilding operations, we have access to land through option contracts, which generally enables us to control portions of properties owned by third parties (including land funds) and unconsolidated entities until we have determined whether to exercise the option.

When we intend not to exercise an option, we write-off any deposit and pre-acquisition costs associated with the option contract. For the three months ended February 29, 2008 and February 28, 2007, we wrote-off $16.9 million and $21.0 million, respectively, of option deposits and pre-acquisition costs related to 2,600 homesites and 4,000 homesites, respectively, under option that we do not intend to purchase.

The table below indicates the number of homesites owned and homesites to which we had access through option contracts with third parties (“optioned”) or unconsolidated joint ventures in which we have investments (“JVs”) (i.e., controlled homesites) for each of our homebuilding segments and Homebuilding Other at February 29, 2008 and February 28, 2007:

	Controlled Homesites
February 29, 2008	Optioned	JVs	Total	Owned Homesites	Total Homesites
East	14,424	10,876	25,300	26,298	51,598
Central	4,397	12,788	17,185	21,239	38,424
West	1,296	27,781	29,077	15,580	44,657
Other	814	788	1,602	8,646	10,248

Total homesites	20,931	52,233	73,164	71,763	144,927

	Controlled Homesites
February 28, 2007	Optioned	JVs	Total	Owned Homesites	Total Homesites
East	35,818	19,062	54,880	37,015	91,895
Central	26,227	28,904	55,131	21,006	76,137
West	10,994	42,160	53,154	24,858	78,012
Other	6,215	1,930	8,145	11,520	19,665

Total homesites	79,254	92,056	171,310	94,399	265,709

We evaluated all option contracts for land when entered into or upon a reconsideration event and determined whether we were the primary beneficiary of certain of these option contracts. Although we do not have legal title to the optioned land, under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN 46R”), if we are deemed to be the primary beneficiary, we are required to consolidate the land under option at the purchase price of the optioned land. During the three months ended February 29, 2008, the effect of the consolidation of these option contracts was an increase of $10.3 million to consolidated inventory not owned with a corresponding increase to liabilities related to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of February 29, 2008. This increase was offset primarily by the exercising of our options to acquire land under certain contracts previously consolidated resulting in a net decrease in consolidated inventory not owned of $48.2 million. To reflect the purchase price of the inventory consolidated under FIN 46R, we reclassified $1.5 million of related option deposits from land under development to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of February 29, 2008. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and our cash deposits.

Our exposure to loss related to our option contracts with third parties and unconsolidated entities consisted of our non-refundable option deposits and pre-acquisitions costs totaling $265.8 million and $317.1 million, respectively, at February 29, 2008 and November 30, 2007. Additionally, we had posted $154.3 million and $193.3 million, respectively, of letters of credit in lieu of cash deposits under certain option contracts as of February 29, 2008 and November 30, 2007.

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments have not changed materially from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended November 30, 2007.

We are subject to the usual obligations associated with entering into contracts (including option contracts) for the purchase, development and sale of real estate in the routine conduct of our business. Option contracts for the purchase of land generally enable us to defer acquiring portions of properties owned by third parties and unconsolidated entities until we have determined whether to exercise our option. This reduces our financial risk associated with land holdings. At February 29, 2008, we had access to 73,164 homesites through option contracts with third parties and unconsolidated entities in which we have investments. At February 29, 2008, we had $154.3 million of letters of credit posted in lieu of cash deposits under certain option contracts.

At February 29, 2008, we had letters of credit outstanding in the amount of $676.5 million (which included the $154.3 million of letters of credit discussed above). These letters of credit are generally posted either with regulatory bodies to guarantee our performance of certain development and construction activities or in lieu of cash deposits on option contracts. Additionally, we had outstanding performance and surety bonds related to site improvements at various projects (including certain projects in our joint ventures) of $1.4 billion. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all of the development and construction activities are completed. We do not believe there will be any draws upon these bonds, but if there were any, we do not believe they would have a material effect on our financial position, results of operations or cash flows.

Our Financial Services segment had a pipeline of loan applications in process of $1.4 billion at February 29, 2008. Loans in process for which interest rates were committed to the borrowers and builder commitments for loan programs totaled approximately $290.7 million as of February 29, 2008. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers or because borrowers may not meet certain criteria at the time of closing, the total commitments do not necessarily represent future cash requirements.

Our Financial Services segment uses mandatory mortgage-backed securities (“MBS”) forward commitments, option contracts and investor commitments to hedge our mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments, option contracts and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At February 29, 2008, we had open commitments amounting to $259.0 million to sell MBS with varying settlement dates through May 2008.

(3) New Accounting Pronouncements

See Note 16 of our condensed consolidated financial statements included under Item 1 of this Report for a discussion of new accounting pronouncements applicable to our company.

(4) Critical Accounting Policies

We believe that there have been no significant changes to our critical accounting policies during the three months ended February 29, 2008, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended November 30, 2007.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our investments, debt obligations, loans held-for-sale and loans held-for-investment. We utilize forward commitments and option contracts to mitigate the risks associated with our mortgage loan portfolio.

Our Annual Report on Form 10-K for the year ended November 30, 2007 contains information about market risks under “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.” There have been no material changes in our exposure to market risks during the three months ended February 29, 2008.

Item 4.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter that ended on February 29, 2008. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of February 29, 2008 to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

Our CEO and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended February 29, 2008. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Items 1 - 5.	Not applicable.

Item 6.	Exhibits.

10.1	Fourth Omnibus Amendment dated as of February 28, 2008 to Amended and Restated Loan Agreement dated September 25, 2006 between UAMC Capital, LLC, the lenders named therein and Calyon New York Branch, as Administrative Agent.

31.1.	Rule 13a-14(a) certification by Stuart A. Miller, President and Chief Executive Officer.

31.2.	Rule 13a-14(a) certification by Bruce E. Gross, Vice President and Chief Financial Officer.

32.	Section 1350 certifications by Stuart A. Miller, President and Chief Executive Officer, and Bruce E. Gross, Vice President and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

Lennar Corporation
(Registrant)

Date: April 9, 2008	/s/ Bruce E. Gross
Bruce E. Gross
Vice President and Chief Financial Officer

Date: April 9, 2008	/s/ David Collins
David Collins
Controller

Exhibit Index

Exhibit No.	Description
10.1.	Fourth Omnibus Amendment dated as of February 28, 2008 to Amended and Restated Loan Agreement dated September 25, 2006 between UAMC Capital, LLC, the lenders named therein and Calyon New York Branch, as Administrative Agent.

31.1.	Rule 13a-14(a) certification by Stuart A. Miller, President and Chief Executive Officer.

31.2.	Rule 13a-14(a) certification by Bruce E. Gross, Vice President and Chief Financial Officer.

32.	Section 1350 certifications by Stuart A. Miller, President and Chief Executive Officer, and Bruce E. Gross, Vice President and Chief Financial Officer.