Form 10-Q
period 2008-05-31
LENNAR CORP /NEW/
filed 2008-07-10
CIK 920760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2008

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

Large accelerated filer  ☑    Accelerated filer    ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☑

Common stock outstanding as of June 30, 2008:

Class A	129,361,040
Class B	31,284,797

Part I. Financial Information

Item 1.	Financial Statements.

Lennar Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

(unaudited)

	May 31, 2008	November 30, 2007
ASSETS
Homebuilding:
Cash	$882,433	642,467
Restricted cash	18,799	35,429
Receivables, net	111,124	207,691
Inventories:
Finished homes and construction in progress	2,222,732	2,180,670
Land under development	1,613,729	1,500,075
Consolidated inventory not owned	708,265	819,658

Total inventories	4,544,726	4,500,403
Investments in unconsolidated entities	869,859	934,271
Other assets	1,063,049	1,744,677

	7,489,990	8,064,938
Financial services	763,869	1,037,809

Total assets	$8,253,859	9,102,747

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable	$236,881	376,134
Liabilities related to consolidated inventory not owned	613,463	719,081
Senior notes and other debts payable	2,310,494	2,295,436
Other liabilities	992,959	1,129,791

	4,153,797	4,520,442
Financial services	519,723	731,658

Total liabilities	4,673,520	5,252,100

Minority interest	40,749	28,528
Stockholders’ equity:
Preferred stock	—	—
Class A common stock of $0.10 par value per share Authorized: May 31, 2008 and November 30, 2007 – 300,000 shares; Issued: May 31, 2008 – 140,450 shares; November 30, 2007 – 139,309 shares	14,045	13,931
Class B common stock of $0.10 par value per share Authorized: May 31, 2008 and November 30, 2007 – 90,000 shares; Issued: May 31, 2008 – 32,964 shares; November 30, 2007 – 32,962 shares	3,296	3,296
Additional paid-in capital	1,931,807	1,920,386
Retained earnings (see Note 1)	2,205,188	2,496,933
Deferred compensation plan; November 30, 2007 – 36 Class A common shares and 4 Class B common shares	—	(332)
Deferred compensation liability	—	332
Treasury stock, at cost; May 31, 2008 – 11,073 Class A common shares and 1,679 Class B common shares; November 30, 2007 – 10,705 Class A common shares and 1,679 Class B common shares	(611,934)	(610,366)
Accumulated other comprehensive loss	(2,812)	(2,061)

Total stockholders’ equity	3,539,590	3,822,119

Total liabilities and stockholders’ equity	$8,253,859	9,102,747

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended May 31,		Six Months Ended May 31,
	2008	2007	2008	2007
Revenues:
Homebuilding	$1,046,544	2,741,810	2,040,320	5,404,980
Financial services	81,372	134,133	150,509	263,043

Total revenues	1,127,916	2,875,943	2,190,829	5,668,023

Costs and expenses:
Homebuilding (1)	1,120,553	3,053,297	2,179,102	5,751,463
Financial services	84,386	119,923	163,215	232,964
Corporate general and administrative	29,584	45,817	64,406	92,736

Total costs and expenses	1,234,523	3,219,037	2,406,723	6,077,163

Gain on recapitalization of unconsolidated entity	—	—	—	175,879
Equity in loss from unconsolidated entities (2)	(18,919)	(26,523)	(41,899)	(40,728)
Management fees and other income (expense), net (3)	(47,874)	(12,831)	(69,667)	1,010
Minority interest income (expense), net	218	(824)	(16)	(1,368)

Loss before benefit for income taxes	(173,182)	(383,272)	(327,476)	(274,347)
Benefit for income taxes	52,266	139,067	118,344	98,765

Net loss	$(120,916)	(244,205)	(209,132)	(175,582)

Basic and diluted loss per share	$(0.76)	(1.55)	(1.32)	(1.12)

Cash dividends per each Class A and Class B common share	$0.16	0.16	0.32	0.32

(1)	Homebuilding costs and expenses include $82.4 million and $140.9 million, respectively, of valuation adjustments for the three and six months ended May 31, 2008; and $290.0 million and $372.4 million, respectively, of valuation adjustments for the three and six months ended May 31, 2007.

(2)	Equity in loss from unconsolidated entities includes $8.0 million and $26.9 million, respectively, of SFAS 144 valuation adjustments related to assets of unconsolidated entities in which the Company has investments for the three and six months ended May 31, 2008; and $27.5 million and $34.0 million, respectively, for the three and six months ended May 31, 2007.

(3)	Management fees and other income (expense), net includes $46.9 million and $76.5 million, respectively, of APB 18 valuation adjustments to the Company’s investments in unconsolidated entities for the three and six months ended May 31, 2008; and $11.6 million and $14.3 million, respectively, for the three and six months ended May 31, 2007.

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended May 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(209,132)	(175,582)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	18,388	24,612
Amortization of discount/premium on debt, net	1,306	1,003
Gain on recapitalization of unconsolidated entity	—	(175,879)
Equity in loss from unconsolidated entities, including $26.9 million and $34.0 million, respectively, of the Company’s share of SFAS 144 valuation adjustments related to assets of unconsolidated entities for the six months ended May 31, 2008 and 2007	41,899	40,728
Distributions of earnings from unconsolidated entities	7,892	92,969
Minority interest expense, net	16	1,368
Share-based compensation expense	14,873	20,579
Tax (provision) benefit from share-based awards	(3,985)	5,880
Excess tax benefit from share-based awards	—	(4,276)
Deferred income tax (benefit) provision	(196,346)	111,390
Valuation adjustments and write-offs of option deposits and pre-acquisition costs	217,384	386,701
Changes in assets and liabilities:
Increase in restricted cash	(13,223)	(12,424)
Decrease in receivables	158,951	203,052
Decrease (increase) in inventories, excluding valuation adjustments and write-offs of option deposits and pre-acquisition costs	19,298	(274,348)
Decrease (increase) in other assets	875,682	(293,295)
Decrease in financial services loans held-for-sale	78,394	100,410
Decrease in accounts payable and other liabilities	(244,602)	(473,592)

Net cash provided by (used in) operating activities	766,795	(420,704)

Cash flows from investing activities:
Net additions to operating properties and equipment	(946)	(6,951)
Contributions to unconsolidated entities	(231,016)	(301,781)
Distributions of capital from unconsolidated entities	54,442	347,815
Distributions in excess of investment in unconsolidated entity	—	354,644
Decrease in financial services portfolio loans held-for-investment	2,667	8,841
Purchases of investment securities	(113,448)	(39,851)
Proceeds from sales and maturities of investment securities	109,029	60,199

Net cash (used in) provided by investing activities	(179,272)	422,916

Cash flows from financing activities:
Net repayments under financial services debt	(214,164)	(288,860)
Proceeds from other borrowings	873	32,316
Principal payments on other borrowings	(76,513)	(91,053)
Exercise of land option contracts from an unconsolidated land investment venture	(31,606)	—
Net receipts (payments) related to minority interests	1,470	(1,543)
Excess tax benefit from share-based awards	—	4,276
Common stock:
Issuances	224	19,909
Repurchases	(1,541)	(3,009)
Dividends	(51,411)	(50,554)

Net cash used in financing activities	$(372,668)	(378,518)

Lennar Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows — (Continued)

(In thousands)

(unaudited)

	Six Months Ended May 31,
	2008	2007
Net increase (decrease) in cash	$214,855	(376,306)
Cash at beginning of period	795,194	778,319

Cash at end of period	$1,010,049	402,013

Summary of cash:
Homebuilding	$882,433	234,256
Financial services	127,616	167,757

	$1,010,049	402,013

Supplemental disclosures of non-cash investing and financing activities:
Non-cash contributions to unconsolidated entities	$25,252	3,297
Non-cash distributions from unconsolidated entities	$46,380	3,993

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

(1)	Basis of Presentation

Basis of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Lennar Corporation and all subsidiaries, partnerships and other entities in which Lennar Corporation has a controlling interest and variable interest entities (see Note 16) in which Lennar Corporation is deemed to be the primary beneficiary (the “Company”). The Company’s investments in both unconsolidated entities in which a significant, but less than controlling, interest is held and in variable interest entities in which the Company is not deemed to be the primary beneficiary, are accounted for by the equity method. All intercompany transactions and balances have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended November 30, 2007. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the accompanying condensed consolidated financial statements have been made.

The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The condensed consolidated statements of operations for the three and six months ended May 31, 2008 are not necessarily indicative of the results to be expected for the full year.

Change in Accounting Principle

On December 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, (“FIN 48”) which provides interpretative guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result, the Company recognized the effect of the change in accounting principle through a cumulative–effect charge of $24.7 million to retained earnings as of December 1, 2007 (see Note 4).

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

On March 1, 2008, the Company adopted Staff Accounting Bulletin (“SAB”) No. 109, Written Loan Commitments Recorded at Fair Value through Earnings, (“SAB 109”). SAB 109 revises and rescinds portions of SAB No. 105, Application of Accounting Principles to Loan Commitments, and expresses the current view of the SEC that, consistent with the guidance in SFAS No. 156, Accounting for Servicing of Financial Assets, and SFAS No.159, The Fair Value Option for Financial Assets and Financial Liabilities, (“SFAS 159”) the expected net future cash flows related to the associated servicing of loans should be included in the measurement of the fair value of all written loan commitments that are accounted for at fair value through earnings. SFAS 159 permits entities to choose to measure various financial instruments and certain other items at fair value on a contract-by-contract basis. Under SFAS 159, the Company elected the fair value option for residential mortgage loans held-for-sale originated subsequent to February 29, 2008. As a result of the adoption of these accounting pronouncements, the Company’s loss before benefit for income taxes was reduced by $5.3 million for the three and six months ended May 31, 2008.

Reclassifications

Certain prior year amounts in the condensed consolidated financial statements have been reclassified to conform with the 2008 presentation. These reclassifications had no impact on the Company’s results of operations.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

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

Evaluation of segment performance is based primarily on operating earnings (loss) before (provision) benefit for income taxes. Operating earnings (loss) for the homebuilding segments consist of revenues generated from the sales of homes and land, equity in earnings (loss) from unconsolidated entities and management fees and other income (expense), net, less the cost of homes and land sold, selling, general and administrative expenses and minority interest income (expense), net. Homebuilding operating loss for the six months ended May 31, 2008 includes the following:

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

Each reportable segment follows the same accounting principles described in Note 1 – “Summary of Significant Accounting Policies” to the consolidated financial statements in the Company’s 2007 Annual Report on Form 10-K. Operational results of each segment are not necessarily indicative of the results that would have occurred had the segment been an independent stand alone entity during the periods presented.

Financial information relating to the Company’s operations was as follows:

(In thousands)	May 31, 2008	November 30, 2007
Assets:
Homebuilding East	$1,762,146	1,630,086
Homebuilding Central	1,152,101	1,077,021
Homebuilding West	2,175,706	2,477,661
Homebuilding Other	592,947	708,266
Financial Services	763,869	1,037,809
Corporate and unallocated	1,807,090	2,171,904

Total assets	$8,253,859	9,102,747

	Three Months Ended May 31,		Six Months Ended May 31,
(In thousands)	2008	2007	2008	2007
Revenues:
Homebuilding East	$267,783	783,833	579,802	1,590,122
Homebuilding Central	276,610	695,665	531,479	1,357,388
Homebuilding West	375,130	1,012,435	704,930	1,945,972
Homebuilding Other	127,021	249,877	224,109	511,498
Financial Services	81,372	134,133	150,509	263,043

Total revenues (1)	$1,127,916	2,875,943	2,190,829	5,668,023

Operating earnings (loss):
Homebuilding East	$(48,042)	(192,983)	(71,312)	(214,522)
Homebuilding Central	(16,456)	(2,135)	(28,004)	18,858
Homebuilding West (2)	(74,365)	(141,762)	(138,605)	10,953
Homebuilding Other	(1,721)	(14,785)	(12,443)	(26,979)
Financial Services	(3,014)	14,210	(12,706)	30,079

Total operating loss	(143,598)	(337,455)	(263,070)	(181,611)
Corporate and unallocated	(29,584)	(45,817)	(64,406)	(92,736)

Loss before benefit for income taxes	$(173,182)	(383,272)	(327,476)	(274,347)

(1)	Total revenues are net of sales incentives of $181.6 million ($48,700 per home delivered) and $346.5 million ($48,400 per home delivered), respectively, for the three and six months ended May 31, 2008, compared to $390.9 million ($43,700 per home delivered) and $780.9 million ($44,600 per home delivered), respectively, for the three and six months ended May 31, 2007.
(2)	Operating earnings for the six months ended May 31, 2007 includes a $175.9 million pretax financial statement gain on the recapitalization of an unconsolidated entity.

Valuation adjustments and write-offs relating to the Company’s operations were as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
(In thousands)	2008	2007	2008	2007
SFAS 144 valuation adjustments to finished homes, CIP and land on which the Company intends to build homes:
East	$34,176	100,293	42,282	119,408
Central	17,382	16,214	19,161	27,467
West	20,140	49,111	30,060	66,178
Other	1,922	6,011	8,346	6,843

Total	73,620	171,629	99,849	219,896

SFAS 144 valuation adjustments to land the Company intends to sell or has sold to third parties:
East	1,135	30,558	2,507	40,078
Central	381	2,653	9,678	2,710
West	623	19,299	4,815	22,799
Other	7	16,912	601	17,072

Total	2,146	69,422	17,601	82,659

Write-offs of option deposits and pre-acquisition costs:
East	3,124	16,037	10,178	29,778
Central	531	9,908	4,875	11,208
West	843	21,669	4,207	24,740
Other	2,088	1,307	4,178	4,145

Total	6,586	48,921	23,438	69,871

Company’s share of SFAS 144 valuation adjustments related to assets of unconsolidated entities:
East	3,084	—	7,241	3,833
Central	—	1,143	158	1,143
West	4,926	26,347	18,951	29,051
Other	—	—	597	—

Total	8,010	27,490	26,947	34,027

APB 18 valuation adjustments to investments in unconsolidated entities:
East	9,158	4,228	10,095	6,869
Central	193	—	421	—
West	37,507	7,406	65,946	7,406
Other	—	—	34	—

Total	46,858	11,634	76,496	14,275

Financial Services write-offs of notes receivables	—	14,371	—	18,615

Total valuation adjustments and write-offs of option deposits and pre-acquisition costs and financial services notes receivables	$137,220	343,467	244,331	439,343

During the second quarter of 2008, market conditions remained challenging in the homebuilding industry. The challenging market conditions combined with a high number of foreclosures and reduced credit availability in the financial markets have resulted in an increase in the supply of new and existing homes for sale, as well as intensified competitive pressures to sell those homes. These market conditions, together with a deceleration in sales pace, have resulted in higher than historical sales incentives, and led to valuation adjustments and write-offs of option deposits and pre-acquisition costs.

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

Summarized condensed financial information on a combined 100% basis related to unconsolidated entities in which the Company has investments that are accounted for by the equity method was as follows:

Balance Sheets	May 31, 2008	November 30, 2007
(In thousands)
Assets:
Cash	$170,188	301,468
Inventories	8,282,870	7,941,835
Other assets	607,449	827,208

	$9,060,507	9,070,511

Liabilities and equity:
Accounts payable and other liabilities	$1,223,219	1,214,374
Debt	4,959,820	5,116,670
Equity of:
The Company	869,859	934,271
Others	2,007,609	1,805,196

Total equity of unconsolidated entities	2,877,468	2,739,467

	$9,060,507	9,070,511

Statements of Operations	Three Months Ended May 31,		Six Months Ended May 31,
(In thousands)	2008	2007	2008	2007
Revenues	$219,709	580,835	617,268	1,237,980
Costs and expenses	293,115	658,101	790,137	1,256,349

Net loss of unconsolidated entities	$(73,406)	(77,266)	(172,869)	(18,369)

The Company’s share of net loss – recognized (1)	$(18,919)	(26,523)	(41,899)	(40,728)

(1)	For the three and six months ended May 31, 2008, the Company’s share of net loss recognized from unconsolidated entities includes $8.0 million and $26.9 million, respectively, of SFAS 144 valuation adjustments related to assets of the unconsolidated entities in which the Company has investments, compared to $27.5 million and $34.0 million, respectively, for the three and six months ended May 31, 2007.

The unconsolidated entities in which the Company has investments usually finance their activities with a combination of partner equity and debt financing. In some instances, the Company and its partners have guaranteed debt of certain unconsolidated entities. As of May 31, 2008, the Company’s equity in these unconsolidated entities represented 30% of the entities’ total equity, down from 34% at November 30, 2007.

In November 2007, the Company sold a portfolio of land to a strategic land investment venture with Morgan Stanley Real Estate Fund II, L.P., an affiliate of Morgan Stanley & Co., Inc., of which the Company has a 20% ownership interest and 50% voting rights. The Company also manages the land investment venture’s operations and receives fees for its services. As part of the transaction, the Company entered into option agreements and obtained rights of first offer providing the Company the opportunity to purchase certain finished homesites. The Company has no obligation to exercise the options and cannot acquire a majority of the entity’s assets. Due to the Company’s continuing involvement, the transaction did not qualify as a sale for the Company under GAAP; thus, the inventory has remained on the Company’s consolidated balance sheet in consolidated inventory not owned. As a result of the transaction, the land investment venture recorded the purchase of the portfolio of land as inventory. As of May 31, 2008, the portfolio of land (including land development costs) of $532.4 million is reflected as inventory in the above summarized condensed financial information related to unconsolidated entities in which the Company has investments.

As amended in January 2008, the Company’s Credit Facility requires the Company to effect quarterly reductions of its maximum recourse exposure related to joint ventures in which it has investments for a total of $300 million during the Company’s current fiscal year and by additional quarterly reductions for a total of $200 million (a combined total of $500 million) by the end of fiscal 2009 (see Note 10). During the six months ended May 31, 2008, the Company reduced its maximum recourse exposure related to joint ventures by $226.9 million.

The summary of the Company’s net recourse exposure related to the unconsolidated entities in which the Company has investments was as follows:

	May 31, 2008	November 30, 2007
(In thousands)
Several recourse debt – repayment	$89,052	123,022
Several recourse debt – maintenance	247,694	355,513
Joint and several recourse debt – repayment	216,202	263,364
Joint and several recourse debt – maintenance	241,636	291,727
Land seller recourse exposure	12,170	—

The Company’s maximum recourse exposure	806,754	1,033,626
Less joint and several reimbursement agreements with the Company’s partners	(194,092)	(238,692)

The Company’s net recourse exposure	$612,662	794,934

Although the Company, in some instances, guarantees the indebtedness of unconsolidated entities in which it has an investment, the Company’s unconsolidated entities that have recourse debt have a significant amount of assets and equity. The Company’s unconsolidated entities with recourse debt had total assets of $3.3 billion and $3.2 billion, respectively, at May 31, 2008 and November 30, 2007 and total equity of $1.2 billion and $0.9 billion, respectively, at May 31, 2008 and November 30, 2007.

The maintenance amounts in the table above do not take into account the underlying value of the collateral and represent the Company’s maximum recourse exposure to loss from maintenance guarantees.

In addition, the Company and/or its partners occasionally grant liens on their interests in an unconsolidated entity in order to help secure a loan to that entity. When the Company and/or its partners provide guarantees, the unconsolidated entity generally receives more favorable terms from its lenders than would otherwise be available to it. In a repayment guarantee, the Company and its venture partners guarantee repayment of a portion or all of the debt in the event of a default before the lender would have to exercise its rights against the collateral. The maintenance guarantees only apply if the value of the collateral (generally land and improvements) is less than a specified percentage of the loan balance. If the Company is required to make a payment under a maintenance guarantee to bring the value of the collateral above the specified percentage of the loan balance, the payment would constitute a capital contribution or loan to the unconsolidated entity and increase the Company’s share of any funds the unconsolidated entity distributes. During the three and six months ended May 31, 2008, amounts paid under the Company’s maintenance guarantees were $15.0 million and $39.1 million, respectively. Amounts paid in the same periods last year were immaterial. In accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, as of May 31, 2008, the fair values of the maintenance guarantees and repayment guarantees were not material. The Company believes that as of May 31, 2008, if there was an occurrence of a triggering event or condition under a guarantee, the collateral should be sufficient to repay at least a significant portion of the obligation or in certain circumstances partners may be requested to contribute additional capital into the venture.

In many of the loans to unconsolidated entities, the Company and another entity or entities generally related to the Company’s subsidiary’s joint venture partner(s) have been required to give guarantees of completion to the lenders. Those completion guarantees may require that the guarantors complete the construction of the improvements for which the financing was obtained. If the construction was to be done in phases, very often the guarantee is to complete only the phases as to which construction has already commenced and for which loan proceeds were used. Under many of the completion guarantees, the guarantors are permitted, under certain circumstances, to use undisbursed loan proceeds to satisfy the completion obligations, and in many of those cases, the guarantors only pay interest on those funds, with no repayment of the principal of such funds required.

In certain instances, the Company is required to place performance and surety bonds with municipalities for its joint ventures.

The total debt of the unconsolidated entities in which the Company has investments was as follows:

	May 31, 2008	November 30, 2007
(In thousands)
The Company’s net recourse exposure	$612,662	794,934
Reimbursement agreements from partners	194,092	238,692
Partner several recourse	379,507	465,641
Non-recourse land seller debt or other debt	110,403	202,048
Non-recourse debt with completion guarantees	1,449,392	1,432,880
Non-recourse debt without completion guarantees	2,213,764	1,982,475

Total debt	$4,959,820	5,116,670

Based on total assets of the unconsolidated entities, the largest of the unconsolidated entities in which the Company has investments is LandSource Communities Development LLC (“LandSource”) in which the Company has a 16% investment. The consolidated assets and liabilities of LandSource were $1.8 billion and $1.7 billion, respectively, at May 31, 2008 and $2.0 billion and $1.7 billion, respectively, at November 30, 2007. The book value of the Company’s investment in LandSource was zero at May 31, 2008 and $15.2 million at November 30, 2007. The decrease in the book value of the Company’s investment in LandSource was a result of losses in LandSource during the first half of 2008.

Subsequent to May 31, 2008, the LandSource joint venture and a number of its subsidiaries commenced proceedings under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The Company has a management agreement with LandSource and options to purchase land and other assets from LandSource. Although the Company’s 16% investment in LandSource has a carrying value of zero at May 31, 2008, the bankruptcy filing could result in a substantial reduction (or total elimination) of the Company’s interest in LandSource, loss by LandSource of some or all of the properties it owns, termination of the Company’s management agreement with LandSource and land purchase options the Company has been granted by LandSource and loss of amounts owed to the Company by LandSource, and could expose the Company to claims. If the Company’s land purchase options are terminated, the Company will recognize profits previously deferred due to the recapitalization of LandSource in 2007.

(4)	Income Taxes

FIN 48

Effective December 1, 2007, the Company adopted FIN 48, which provides interpretative guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

As a result of the implementation of FIN 48, the Company recorded a $24.7 million cumulative-effect charge to its retained earnings on December 1, 2007. At the date of the adoption, the Company had $88.6 million of gross unrecognized tax benefits. If the Company were to recognize these tax benefits, $17.8 million would reduce the Company’s effective tax rate and increase equity. The Company expects the total amount of unrecognized tax benefits to decrease by $61.1 million within twelve months as a result of the settlement of certain tax accounting items with the IRS on the prior examination cycle that carried over to the current years under examination, and as a result of the conclusion of examinations with a number of state taxing authorities. These items were previously recorded as deferred tax liabilities and the settlement will not affect the Company’s tax rate.

Effective with the Company’s adoption of FIN 48, interest related to unrecognized tax benefits is now recognized in the financial statements as a component of benefit for income taxes. Interest and penalties related to unrecognized tax benefits were previously recorded in management fees and other income (expense), net in the Company’s statement of operations. The Company had $22.0 million accrued for interest at May 31, 2008, of which $2.2 million and $4.5 million, respectively, was recorded during the three and six months ended May 31, 2008 in accordance with FIN 48.

The IRS is currently examining the Company’s federal income tax returns for fiscal years 2005, 2006, 2007 and 2008 and certain state taxing authorities are examining various fiscal years. The final outcome of these examinations is not yet determinable. The statute of limitations for the Company’s major tax jurisdictions remains open for examination for fiscal years 2002 through 2007. For the 2008 tax year, the Company has been invited by the IRS to participate in a new examination program, Compliance Assurance Process “CAP.” This program operates as a contemporaneous exam throughout the year in order to keep exam cycles current and achieve a higher level of compliance.

Deferred Tax Asset

SFAS No. 109, Accounting for Income Taxes, (“SFAS 109”) requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance, if based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically based on the SFAS 109 more-likely-than-not realization threshold criterion. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carry forward periods, the Company’s experience with loss carry forwards not expiring unused and tax planning alternatives.

The Company’s analysis of the need for a valuation allowance recognizes that while the Company has not incurred a cumulative loss over its evaluation period, a substantial loss was incurred in 2007 and additional losses were incurred in the three and six months ended May 31, 2008. However, a substantial portion of these losses were a result of the current challenging market conditions that led to the impairments of certain tangible assets, as well as goodwill.

The Company has taken significant steps to return to profitability in the current market. These steps include revising our product offerings, reducing our construction costs, liquidating significant land positions with the option to reacquire at the then market value, the adjustment to market of our land positions and the renegotiation of land options to reflect market values. All of these steps are expected to produce positive margins in the future. In addition, the Company has significantly reduced its S,G&A by right sizing its staff and infrastructure to current market demands. The results of these steps will factor significantly in the decision for the need for a valuation allowance. Consideration has also been given to the lengthy period over which these net deferred tax assets can be realized, and the Company’s history of not having loss carry forwards expire unused.

Based on the facts outlined above, the Company has concluded that it is more likely than not that at May 31, 2008 the Company’s deferred tax assets will be realized. Key components of the evaluation include the absence of cumulative losses at May 31, 2008 over the evaluation period it has established in accordance with SFAS 109 and the Company’s current level of profits and losses. If the current uncertain and volatile market conditions continue, it is likely that the Company may be in a cumulative four-year loss position as early as the fourth quarter of this year. The assessment of whether a valuation allowance is necessary will be made each quarter by considering all of the positive and negative evidence in existence at that time, including the results of the steps to return to profitability mentioned above. If future events change the projected outcome of the Company’s return to profitability, a substantial valuation allowance may be required to reduce the deferred tax assets.

(5)	Loss Per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. As a result of the Company’s net loss during the three and six months ended May 31, 2008 and 2007, the weighted average number of shares of common stock used for calculating basic and diluted loss per share are the same because the inclusion of securities or other contracts to issue common stock would be anti-dilutive. Basic and diluted loss per share was calculated as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
(In thousands, except per share amounts)	2008	2007	2008	2007
Numerator:
Numerator for basic and diluted loss per share – net loss	$(120,916)	(244,205)	(209,132)	(175,582)
Denominator:
Denominator for basic and diluted loss per share – weighted average shares	158,347	157,697	158,275	157,413
Basic and diluted loss per share	$(0.76)	(1.55)	(1.32)	(1.12)

Options to purchase 4.8 million and 5.4 million shares, respectively, of common stock were outstanding and anti-dilutive for the three months ended May 31, 2008 and 2007. Options to purchase 5.4 million and 4.4 million shares, respectively, of common stock were outstanding and anti-dilutive for the six months ended May 31, 2008 and 2007.

(6)	Financial Services

The assets and liabilities related to the Financial Services segment were as follows:

(In thousands)	May 31, 2008	November 30, 2007
Assets:
Cash	$127,616	152,727
Restricted cash	29,853	—
Receivables, net (1)	165,033	280,526
Loans held-for-sale (2)	202,907	293,499
Portfolio loans held-for-investment, net	63,445	137,544
Investments held-to-maturity	66,757	61,518
Goodwill	61,222	61,222
Other	47,036	50,773

	$763,869	1,037,809

Liabilities:
Notes and other debts payable	$327,273	541,437
Other	192,450	190,221

	$519,723	731,658

(1)	Receivables, net, primarily relates to loans shipped to investors that had not yet been funded as of May 31, 2008.
(2)	Loans held-for-sale relates to unshipped loans as of May 31, 2008.

In April 2008, the Company closed a new 364-day syndicated warehouse repurchase facility that replaced a prior warehouse facility that matured in April 2008. The maximum aggregate commitment under the new syndicated warehouse repurchase facility is $300 million, which consisted of an initial commitment of $80 million and included access to an additional $220 million of financing, subject to additional commitments. The Company’s new syndicated warehouse repurchase facility was subsequently amended, increasing the initial commitment from $80 million to $125 million, thus reducing the availability, subject to additional commitments, to $175 million.

At May 31, 2008, the Financial Services segment had a syndicated warehouse repurchase facility (see above), which matures in April 2009 ($150 million, including a $25 million temporary accordion feature that expired in June 2008) and a conduit facility that was terminated in June 2008 ($150 million).

In June 2008, the Company closed a new 364-day warehouse repurchase facility that replaced the conduit facility. The maximum aggregate commitment under this new facility is $150 million.

At June 30, 2008, the Financial Services segment’s facilities consist of a syndicated warehouse repurchase facility, which matures in April 2009 ($125 million) and a warehouse repurchase facility, which matures in June 2009 ($150 million).

The Financial Services segment uses these facilities to finance its lending activities until the mortgage loans are sold to investors. Borrowings under the lines of credit were $293.1 million and $505.4 million, respectively, at May 31, 2008 and November 30, 2007 and were collateralized by mortgage loans and receivables on loans sold but not yet funded by investors with outstanding principal balances of $331.2 million and $540.9 million, respectively, at May 31, 2008 and November 30, 2007.

At May 31, 2008 and November 30, 2007, the Financial Services segment had advances under a different conduit funding agreement amounting to $9.8 million and $11.8 million, respectively. The segment also had a $25 million revolving line of credit that matures in July 2008. The line of credit is collateralized by certain assets of the segment and stock of certain title subsidiaries. Borrowings under the line of credit were $24.2 million and $24.0 million, respectively, at May 31, 2008 and November 30, 2007.

(7)	Cash

Cash as of May 31, 2008 and November 30, 2007 included $7.8 million and $23.3 million, respectively, of cash held in escrow for approximately three days.

(8)	Restricted Cash

Restricted cash consists of customer deposits on home sales held in restricted accounts until title transfers to the homebuyer, as required by the state and local governments in which the homes were sold.

(9)	Other Assets

(In thousands)	May 31, 2008	November 30, 2007
Deferred tax asset, net	$948,446	741,598
Income tax receivable	4,782	881,525
Other	109,821	121,554

	$1,063,049	1,744,677

(10)	Senior Notes and Other Debts Payable

(Dollars in thousands)	May 31, 2008	November 30, 2007
7 5/8% senior notes due 2009	$280,376	279,491
5.125% senior notes due 2010	299,853	299,825
5.95% senior notes due 2011	249,565	249,516
5.95% senior notes due 2013	346,555	346,268
5.50% senior notes due 2014	247,954	247,806
5.60% senior notes due 2015	501,712	501,804
6.50% senior notes due 2016	249,720	249,708
Mortgage notes on land and other debt	134,759	121,018

	$2,310,494	2,295,436

The Company’s senior unsecured revolving credit facility (the “Credit Facility”) as amended is a $1.5 billion revolving credit facility that matures in July 2011. Among other requirements, the Credit Facility requires the Company to effect quarterly reductions of its maximum recourse exposure related to joint ventures in which it has investments for a total of $300 million during the Company’s current fiscal year and by additional quarterly reductions for a total of $200 million (a combined total of $500 million) by the end of fiscal 2009. During the six months ended May 31, 2008, the Company reduced its maximum recourse exposure related to its joint ventures by $226.9 million. The Company’s borrowings under the Credit Facility are limited by a borrowing base calculation, consisting of specified percentages of various types of its assets. The Credit Facility is guaranteed by substantially all of the Company’s subsidiaries.

Interest rates on outstanding borrowings are LIBOR-based, with margins determined based on changes in the Company’s credit ratings, or an alternate base rate, as described in the credit agreement. At both May 31, 2008 and November 30, 2007, the Company had no outstanding balance under the Credit Facility. However, at May 31, 2008 and November 30, 2007, $334.3 million and $443.5 million, respectively, of the Company’s total letters of credit outstanding discussed below were collateralized against certain borrowings available under the Credit Facility.

At May 31, 2008 and November 30, 2007, the Company had both financial and performance letters of credit outstanding in the amount of $593.9 million and $814.4 million, respectively. The Company’s financial letters of credit outstanding were $336.7 million and $424.2 million, respectively, at May 31, 2008 and November 30, 2007. The Company’s performance letters of credit outstanding were $257.2 million and $390.3 million, respectively, at May 31, 2008 and November 30, 2007. These letters of credit are generally posted with either regulatory bodies to guarantee the Company’s performance of certain development and construction activities or in lieu of cash deposits on option contracts. Additionally, at May 31, 2008, the Company had outstanding performance and surety bonds related to site improvements at various projects (including certain projects in the Company’s joint ventures) of $1.2 billion. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all development and construction activities are completed. The Company does not believe there will be any draws upon these bonds, but if there were any, the Company does not believe they would have a material effect on its financial position, results of operations or cash flows.

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

	Three Months Ended May 31,		Six Months Ended May 31,
(In thousands)	2008	2007	2008	2007
Warranty reserve, beginning of period	$152,942	164,670	164,842	172,571
Warranties issued during the period	11,584	28,733	21,946	56,215
Adjustments to pre-existing warranties from changes in estimates	(5,651)	9,051	(2,012)	13,921
Payments	(25,933)	(36,109)	(51,834)	(76,362)

Warranty reserve, end of period	$132,942	166,345	132,942	166,345

(12)	Stockholders’ Equity

In June 2001, the Company’s Board of Directors authorized a stock repurchase program to permit the purchase of up to 20 million shares of the Company’s outstanding common stock. There were no share repurchases during the three and six months ended May 31, 2008. As of May 31, 2008, 6.2 million shares of common stock can be repurchased in the future under the program. Treasury stock increased by 0.1 million and 0.4 million common shares, respectively, during the three and six months ended May 31, 2008, primarily related to forfeitures of restricted stock.

(13)	Share-Based Payment

During the three months ended May 31, 2008 and 2007, compensation expense related to the Company’s share-based payment awards was $8.5 million and $12.6 million, respectively, of which $3.5 million and $5.7 million, respectively, related to stock options and $5.0 million and $6.9 million, respectively, related to awards of restricted common stock (“nonvested shares”). During the six months ended May 31, 2008 and 2007, compensation expense related to the Company’s share-based payment awards was $14.9 million and $20.6 million, respectively, of which $6.9 million and $10.6 million, respectively, related to stock options and $8.0 million and $10.0 million, respectively, related to nonvested shares. During the three months ended May 31, 2008, the Company granted an immaterial amount of stock options and issued an immaterial amount of nonvested shares. During the three months ended May 31, 2007, the Company granted 0.1 million stock options and issued 0.2 million nonvested shares. During the six months ended May 31, 2008, the Company granted an immaterial amount of stock options and issued 1.1 million nonvested shares. During the six months ended May 31, 2007, the Company granted 1.1 million stock options and issued 1.5 million nonvested shares.

(14)	Comprehensive Loss

Comprehensive loss represents changes in stockholders’ equity from non-owner sources. The components of comprehensive loss were as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
(In thousands)	2008	2007	2008	2007
Net loss	$(120,916)	(244,205)	(209,132)	(175,582)
Unrealized gain arising during period on interest rate swaps, net of tax	—	447	—	975
Unrealized gain (loss) on Company’s portion of unconsolidated entity’s interest rate swap liability, net of tax	848	—	(751)	—

Comprehensive loss	$(120,068)	(243,758)	(209,883)	(174,607)

(15)	Fair Value Disclosures

SFAS No. 157, Fair Value Measurements, (“SFAS 157”), provides a framework for measuring fair value, expands disclosures about fair value measurements, and establishes a fair value hierarchy which prioritizes the inputs used in measuring fair value summarized as follows:

Level 1	Fair value determined based on quoted prices in active markets for identical assets.

Level 2	Fair value determined using significant other observable inputs.

Level 3	Fair value determined using significant unobservable inputs.

The Company’s financial instruments measured at fair value on a recurring basis are summarized below:

Financial Instruments	Fair Value Hierarchy	Fair Value at May 31, 2008
(In thousands)
Loans held-for-sale	Level 2	$202,907
Mortgage loan commitments	Level 2	(5,689)
Forward contracts	Level 2	3,576

		$200,794

The Company elected the fair value option for its loans held-for-sale for mortgage loans originated subsequent to February 29, 2008 in accordance with SFAS 159, which permits entities to measure various financial instruments and certain other items at fair value on a contract-by-contract basis. Management believes that the election of the fair value option for loans held-for-sale improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions. In addition, the Company adopted SAB 109 on March 1, 2008, requiring the recognition of the fair value of its rights to service a mortgage loan as revenue upon entering into an interest rate lock loan commitment with a borrower. The fair value of these servicing rights is included in the Company’s loans held-for-sale as of May 31, 2008. Prior to March 1, 2008, the fair value of the servicing rights was not recognized until the related loan was sold. Fair value of the servicing rights is determined based on values in the Company’s servicing sales contracts. At May 31, 2008, loans held-for-sale, all of which were accounted for at fair value, had an aggregate fair value of $202.9 million and an aggregate outstanding principal balance of $206.4 million.

(16)	Consolidation of Variable Interest Entities

The Company follows FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, (“FIN 46R”), which requires the consolidation of certain entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.

Unconsolidated Entities

At May 31, 2008, the Company had investments in and advances to unconsolidated entities established to acquire and develop land for sale to the Company in connection with its homebuilding operations, for sale to third parties or for the construction of homes for sale to third-party homebuyers. The Company evaluated all agreements under FIN 46R during the six months ended May 31, 2008 that were entered into or had reconsideration events, and it consolidated entities that at May 31, 2008 had total combined assets and liabilities of $164.8 million and $93.6 million, respectively.

At May 31, 2008 and November 30, 2007, the Company’s recorded investment in unconsolidated entities was $869.9 million and $934.3 million, respectively. The Company’s estimated maximum exposure to loss with regard to unconsolidated entities is primarily its recorded investment in these entities and the exposure under the guarantees discussed in Note 3.

Option Contracts

In the Company’s homebuilding operations, the Company has access to land through option contracts, which generally enables it to control portions of properties owned by third parties (including land funds) and unconsolidated entities until the Company has determined whether to exercise the option.

A majority of the Company’s option contracts require a non-refundable cash deposit or irrevocable letter of credit based on a percentage of the purchase price of the land. The Company’s option contracts sometimes include price escalators, which adjust the purchase price of the land to its approximate fair value at the time of acquisition, or are based on the fair value of the land at the time of takedown.

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

When the Company does not intend to exercise an option, it writes off any unapplied deposit and pre-acquisition costs associated with the option contract. For the three months ended May 31, 2008 and 2007, the Company wrote-off $6.6 million and $48.9 million, respectively, of option deposits and pre-acquisition costs related to land under option that it does not intend to purchase. For the six months ended May 31, 2008 and 2007, the Company wrote-off $23.4 million and $69.9 million, respectively, of option deposits and pre-acquisition costs related to land under option that it does not intend to purchase.

The table below indicates the number of homesites owned and homesites to which the Company had access through option contracts with third parties (“optioned”) or unconsolidated joint ventures in which the Company has investments (“JVs”) (i.e., controlled homesites) at May 31, 2008 and 2007:

	Controlled Homesites
May 31, 2008	Optioned	JVs	Total	Owned Homesites	Total Homesites
East	9,961	9,926	19,887	25,938	45,825
Central	3,062	9,141	12,203	22,969	35,172
West	1,263	26,123	27,386	16,052	43,438
Other	756	754	1,510	8,376	9,886

Total homesites	15,042	45,944	60,986	73,335	134,321

	Controlled Homesites
May 31, 2007	Optioned	JVs	Total	Owned Homesites	Total Homesites
East	33,167	17,118	50,285	36,101	86,386
Central	21,726	27,755	49,481	21,515	70,996
West	5,787	38,134	43,921	23,717	67,638
Other	5,140	1,887	7,027	11,372	18,399

Total homesites	65,820	84,894	150,714	92,705	243,419

The Company evaluated all option contracts for land when entered into or upon a reconsideration event and determined it was the primary beneficiary of certain of these option contracts. Although the Company does not have legal title to the optioned land, under FIN 46R, the Company, if it is deemed to be the primary beneficiary, is required to consolidate the land under option at the purchase price of the optioned land. During the six months ended May 31, 2008, the effect of the consolidation of these option contracts was an increase of $11.2 million to consolidated inventory not owned with a corresponding increase to liabilities related to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of May 31, 2008. This increase was offset primarily by the Company exercising its options to acquire land under certain contracts previously consolidated, resulting in a net decrease in consolidated inventory not owned of $111.4 million. To reflect the purchase price of the inventory consolidated under FIN 46R, the Company reclassified $1.8 million of related option deposits from land under development to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of May 31, 2008. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and the Company’s cash deposits.

The Company’s exposure to loss related to its option contracts with third parties and unconsolidated entities consisted of its non-refundable option deposits and pre-acquisition costs totaling $257.0 million and $317.1 million, respectively, at May 31, 2008 and November 30, 2007. Additionally, the Company had posted $136.1 million and $193.3 million, respectively, of letters of credit in lieu of cash deposits under certain option contracts as of May 31, 2008 and November 30, 2007.

(17)	New Accounting Pronouncements

In September 2006, the FASB issued SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 was effective for the Company’s financial assets and liabilities on December 1, 2007. The FASB deferred the provisions of SFAS 157 relating to nonfinancial assets and liabilities; implementation by the Company is now required on December 1, 2008. SFAS 157 has not and is not expected to materially affect how the Company determines fair value, but has resulted and will result in certain additional disclosures (see Note 15).

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, (“SFAS 141R”). SFAS 141R broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed and interests transferred as a result of business combinations. SFAS 141R expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. SFAS 141R is effective for business combinations that close on or after December 1, 2009. The Company does not expect the adoption of SFAS 141R to have a material effect on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51, (“SFAS 160”). SFAS 160 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest in a subsidiary and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS 160 is effective for the Company’s fiscal year beginning December 1, 2009. The Company is evaluating the impact the adoption of SFAS 160 will have on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133, (“SFAS 161”). SFAS 161 expands the disclosure requirements in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, regarding an entity’s derivative instruments and hedging activities. SFAS 161 is effective for the Company’s fiscal year beginning December 1, 2008. The Company does not expect the adoption of SFAS 161 to have a material effect on its consolidated financial statements.

(18)	Supplemental Financial Information

The Company’s obligations to pay principal, premium, if any, and interest under its Credit Facility, 7 5/8% senior notes due 2009, 5.125% senior notes due 2010, 5.95% senior notes due 2011, 5.95% senior notes due 2013, 5.50% senior notes due 2014, 5.60% senior notes due 2015 and 6.50% senior notes due 2016 are guaranteed by substantially all of the Company’s subsidiaries. The guarantees are full and unconditional and the guarantor subsidiaries are 100% directly or indirectly owned by Lennar Corporation. The guarantees are joint and several, subject to limitations as to each guarantor designed to eliminate fraudulent conveyance concerns. The Company has determined that separate, full financial statements of the guarantors would not be material to investors and, accordingly, supplemental financial information for the guarantors is presented as follows:

Condensed Consolidating Balance Sheet

May 31, 2008

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Homebuilding:
Cash, restricted cash and receivables, net	$803,197	207,587	1,572	—	1,012,356
Inventories	—	4,340,959	203,767	—	4,544,726
Investments in unconsolidated entities	—	856,715	13,144	—	869,859
Other assets	986,365	76,536	148	—	1,063,049
Investments in subsidiaries	4,508,034	559,586	—	(5,067,620)	—

	6,297,596	6,041,383	218,631	(5,067,620)	7,489,990
Financial services	—	14,116	749,753	—	763,869

Total assets	$6.297,596	6,055,499	968,384	(5,067,620)	8,253,859

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable and other liabilities	$280,367	898,218	51,255	—	1,229,840
Liabilities related to consolidated inventory not owned	—	613,463	—	—	613,463
Senior notes and other debts payable	2,175,735	34,024	100,735	—	2,310,494
Intercompany	301,904	1,486	(303,390)	—	—

	2,758,006	1,547,191	(151,400)	—	4,153,797
Financial services	—	274	519,449	—	519,723

Total liabilities	2,758,006	1,547,465	368,049	—	4,673,520
Minority interest	—	—	40,749	—	40,749
Stockholders’ equity	3,539,590	4,508,034	559,586	(5,067,620)	3,539,590

Total liabilities and stockholders’ equity	$6,297,596	6,055,499	968,384	(5,067,620)	8,253,859

(18)	Supplemental Financial Information – (Continued)

Condensed Consolidating Balance Sheet

November 30, 2007

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Homebuilding:
Cash, restricted cash and receivables, net	$499,272	380,226	6,089	—	885,587
Inventories	—	4,359,217	141,186	—	4,500,403
Investments in unconsolidated entities	—	920,105	14,166	—	934,271
Other assets	1,660,426	83,252	999	—	1,744,677
Investments in subsidiaries	4,835,490	448,755	—	(5,284,245)	—

	6,995,188	6,191,555	162,440	(5,284,245)	8,064,938
Financial services	—	14,899	1,022,910	—	1,037,809

Total assets	$6,995,188	6,206,454	1,185,350	(5,284,245)	9,102,747

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable and other liabilities	$206,725	1,255,810	43,390	—	1,505,925
Liabilities related to consolidated inventory not owned	—	719,081	—	—	719,081
Senior notes and other debts payable	2,174,418	24,903	96,115	—	2,295,436
Intercompany	791,926	(629,134)	(162,792)	—	—

	3,173,069	1,370,660	(23,287)	—	4,520,442
Financial services	—	304	731,354	—	731,658

Total liabilities	3,173,069	1,370,964	708,067	—	5,252,100
Minority interest	—	—	28,528	—	28,528
Stockholders’ equity	3,822,119	4,835,490	448,755	(5,284,245)	3,822,119

Total liabilities and stockholders’ equity	$6,995,188	6,206,454	1,185,350	(5,284,245)	9,102,747

(18)	Supplemental Financial Information – (Continued)

Condensed Consolidating Statement of Operations

Three Months Ended May 31, 2008

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Homebuilding	$—	1,043,488	3,056	—	1,046,544
Financial services	—	257	98,314	(17,199)	81,372

Total revenues	—	1,043,745	101,370	(17,199)	1,127,916

Costs and expenses:
Homebuilding	—	1,118,054	3,129	(630)	1,120,553
Financial services	—	1,033	97,542	(14,189)	84,386
Corporate general and administrative	29,584	—	—	—	29,584

Total costs and expenses	29,584	1,119,087	100,671	(14,819)	1,234,523

Equity in loss from unconsolidated entities	—	(18,919)	—	—	(18,919)
Management fees and other expense, net	(2,380)	(47,874)	—	2,380	(47,874)
Minority interest income, net	—	—	218	—	218

Earnings (loss) before (provision) benefit for income taxes	(31,964)	(142,135)	917	—	(173,182)
(Provision) benefit for income taxes	9,079	43,796	(609)	—	52,266
Equity in earnings (loss) from subsidiaries	(98,031)	308	—	97,723	—

Net earnings (loss)	$(120,916)	(98,031)	308	97,723	(120,916)

Condensed Consolidating Statement of Operations

Three Months Ended May 31, 2007

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Homebuilding	$—	2,724,852	16,958	—	2,741,810
Financial services	—	2,767	143,714	(12,348)	134,133

Total revenues	—	2,727,619	160,672	(12,348)	2,875,943

Costs and expenses:
Homebuilding	—	3,038,285	17,071	(2,059)	3,053,297
Financial services	—	7,078	126,857	(14,012)	119,923
Corporate general and administrative	45,817	—	—	—	45,817

Total costs and expenses	45,817	3,045,363	143,928	(16,071)	3,219,037

Equity in loss from unconsolidated entities	—	(26,523)	—	—	(26,523)
Management fees and other income (expense), net	3,723	(12,831)	—	(3,723)	(12,831)
Minority interest expense, net	—	—	(824)	—	(824)

Earnings (loss) before (provision) benefit for income taxes	(42,094)	(357,098)	15,920	—	(383,272)
(Provision) benefit for income taxes	14,765	129,862	(5,560)	—	139,067
Equity in earnings (loss) from subsidiaries	(216,876)	10,360	—	206,516	—

Net earnings (loss)	$(244,205)	(216,876)	10,360	206,516	(244,205)

(18)	Supplemental Financial Information – (Continued)

Condensed Consolidating Statement of Operations

Six Months Ended May 31, 2008

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Homebuilding	$—	2,036,066	3,658	596	2,040,320
Financial services	—	2,130	187,000	(38,621)	150,509

Total revenues	—	2,038,196	190,658	(38,025)	2,190,829

Costs and expenses:
Homebuilding	—	2,179,815	4,299	(5,012)	2,179,102
Financial services	—	2,120	189,576	(28,481)	163,215
Corporate general and administrative	64,406	—	—	—	64,406

Total costs and expenses	64,406	2,181,935	193,875	(33,493)	2,406,723

Equity in loss from unconsolidated entities	—	(41,899)	—	—	(41,899)
Management fees and other expense, net	(4,532)	(69,667)	—	4,532	(69,667)
Minority interest expense, net	—	—	(16)	—	(16)

Loss before benefit for income taxes	(68,938)	(255,305)	(3,233)	—	(327,476)
Benefit for income taxes	24,909	92,267	1,168	—	118,344
Equity in loss from subsidiaries	(165,103)	(2,065)	—	167,168	—

Net loss	$(209,132)	(165,103)	(2,065)	167,168	(209,132)

Condensed Consolidating Statement of Operations

Six Months Ended May 31, 2007

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Homebuilding	$—	5,374,915	30,065	—	5,404,980
Financial services	—	5,729	280,805	(23,491)	263,043

Total revenues	—	5,380,644	310,870	(23,491)	5,668,023

Costs and expenses:
Homebuilding	—	5,724,427	30,544	(3,508)	5,751,463
Financial services	—	18,880	245,891	(31,807)	232,964
Corporate general and administrative	92,736	—	—	—	92,736

Total costs and expenses	92,736	5,743,307	276,435	(35,315)	6,077,163

Gain on recapitalization of unconsolidated entity	—	175,879	—	—	175,879
Equity in loss from unconsolidated entities	—	(40,728)	—	—	(40,728)
Management fees and other income, net	11,824	1,010	—	(11,824)	1,010
Minority interest expense, net	—	—	(1,368)	—	(1,368)

Earnings (loss) before (provision) benefit for income taxes	(80,912)	(226,502)	33,067	—	(274,347)
(Provision) benefit for income taxes	29,128	81,541	(11,904)	—	98,765
Equity in earnings (loss) from subsidiaries	(123,798)	21,163	—	102,635	—

Net earnings (loss)	$(175,582)	(123,798)	21,163	102,635	(175,582)

(18)	Supplemental Financial Information – (Continued)

Condensed Consolidating Statement of Cash Flows

Six Months Ended May 31, 2008

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net loss	$(209,132)	(165,103)	(2,065)	167,168	(209,132)
Adjustments to reconcile net loss to net cash provided by operating activities	607,913	307,761	227,421	(167,168)	975,927

Net cash provided by operating activities	398,781	142,658	225,356	—	766,795

Cash flows from investing activities:
Increase in investments in unconsolidated entities, net	—	(176,574)	—	—	(176,574)
Other	(494)	(5,702)	3,498	—	(2,698)

Net cash provided by (used in) investing activities	(494)	(182,276)	3,498	—	(179,272)

Cash flows from financing activities:
Net repayments under financial services debt	—	—	(214,164)	—	(214,164)
Net repayments on other borrowings	—	(35,051)	(40,589)	—	(75,640)
Exercise of land option contracts from an unconsolidated land investment venture	—	(31,606)	—	—	(31,606)
Net receipts related to minority interests	—	—	1,470	—	1,470
Common stock:
Issuances	224	—	—	—	224
Repurchases	(1,541)	—	—	—	(1,541)
Dividends	(51,411)	—	—	—	(51,411)
Intercompany	(44,259)	50,744	(6,485)	—	—

Net cash used in financing activities	(96,987)	(15,913)	(259,768)	—	(372,668)

Net increase (decrease) in cash	301,300	(55,531)	(30,914)	—	214,855
Cash at beginning of period	497,384	139,733	158,077	—	795,194

Cash at end of period	$798,684	84,202	127,163	—	1,010,049

(18)	Supplemental Financial Information – (Continued)

Condensed Consolidating Statement of Cash Flows

Six Months Ended May 31, 2007

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net earnings (loss)	$(175,582)	(123,798)	21,163	102,635	(175,582)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities	(468,925)	59,974	266,464	(102,635)	(245,122)

Net cash provided by (used in) operating activities	(644,507)	(63,824)	287,627	—	(420,704)

Cash flows from investing activities:
Decrease in investments in unconsolidated entities, net	—	46,034	—	—	46,034
Distributions in excess of investment in unconsolidated entity	—	354,644	—	—	354,644
Other	12,026	(4,981)	15,193	—	22,238

Net cash provided by investing activities	12,026	395,697	15,193	—	422,916

Cash flows from financing activities:
Net repayments under financial services debt	—	—	(288,860)	—	(288,860)
Proceeds from other borrowings	—	25,382	6,934	—	32,316
Principal payments on other borrowings	—	(91,053)	—	—	(91,053)
Net payments related to minority interests	—	—	(1,543)	—	(1,543)
Excess tax benefits from share-based awards	4,276	—	—	—	4,276
Common stock:
Issuances	19,909	—	—	—	19,909
Repurchases	(3,009)	—	—	—	(3,009)
Dividends	(50,554)	—	—	—	(50,554)
Intercompany	269,037	(293,752)	24,715	—	—

Net cash provided by (used in) financing activities	239,659	(359,423)	(258,754)	—	(378,518)

Net increase (decrease) in cash	(392,822)	(27,550)	44,066	—	(376,306)
Cash at beginning of period	420,845	218,453	139,021	—	778,319

Cash at end of period	$28,023	190,903	183,087	—	402,013

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Outlook

The housing market has continued its downward trend throughout our second quarter. Foreclosures have increased while higher unemployment and diminishing consumer confidence have defined overall economic weakness. As a result, the housing market has continued to experience growth in inventory levels, which has depressed the prices of homes and restricted the ability to sell homes in markets across the country. With the U.S. housing inventory growing in excess of absorption and limited credit availability, the prospect of further deterioration in the homebuilding industry will likely become reality absent Federal government action. If there is further deterioration in market conditions, this may lead to a further increase in the supply of new and existing homes that are for sale as a result of decreased absorption levels and increased foreclosures.

Our backlog dollar value at May 31, 2008 decreased 56% year over year to $1.3 billion. Despite our continued use of sales incentives, our new orders have decreased 45% and 51%, respectively, during the three and six months ended May 31, 2008, compared to the same periods last year. However, our cancellation rate improved to 22% during the second quarter, the lowest it has been in three years.

Despite the current housing market, we have made significant progress during the second quarter of 2008. We have reduced our unsold completed inventory by 70% year over year. We continue to right-size our business by repositioning our product and reducing construction costs. Our S,G&A expenses are down 60% year over year. We continue to reduce the number of our joint ventures and have also reduced our maximum joint venture recourse debt by approximately $1 billion from its peak level in 2006, a decrease of over 50%.

We believe that the remainder of 2008 will likely remain challenging. However, our well-positioned balance sheet and scaled back operations should help us navigate the current downturn as a leaner and more efficient homebuilder.

(1) Results of Operations

Overview

We historically have experienced, and expect to continue to experience, variability in quarterly results. Our results of operations for the three and six months ended May 31, 2008 are not necessarily indicative of the results to be expected for the full year.

Our net loss was $120.9 million, or $0.76 per diluted share, in the second quarter of 2008, compared to net loss of $244.2 million, or $1.55 per diluted share, in the second quarter of 2007. Net loss was $209.1 million, or $1.32 per diluted share, in the six months ended May 31, 2008, compared to net loss of $175.6 million, or $1.12 per diluted share, in the six months ended May 31, 2007. The current year net loss was attributable to challenging market conditions that have persisted during the first half of 2008 and have impacted all of our operations. Our gross margin increased due to our lower inventory basis and continued focus on repositioning our product and reducing construction costs, despite Statement of Financial Accounting Standards No. 144, Accounting for the Impairment of Long-lived Assets, (“SFAS 144”) valuation adjustments and a decrease in the average sales price of homes delivered in the three and six months ended May 31, 2008, compared to the same periods last year.

Financial information relating to our operations was as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
(In thousands)	2008	2007	2008	2007
Homebuilding revenues:
Sales of homes	$1,018,854	2,687,388	1,971,920	5,309,879
Sales of land	27,690	54,422	68,400	95,101

Total homebuilding revenues	1,046,544	2,741,810	2,040,320	5,404,980

Homebuilding costs and expenses:
Cost of homes sold	930,488	2,494,183	1,746,859	4,755,778
Cost of land sold	33,093	163,219	100,253	230,364
Selling, general and administrative	156,972	395,895	331,990	765,321

Total homebuilding costs and expenses	1,120,553	3,053,297	2,179,102	5,751,463

Gain on recapitalization of unconsolidated entity	—	—	—	175,879
Equity in loss from unconsolidated entities	(18,919)	(26,523)	(41,899)	(40,728)
Management fees and other income (expense), net	(47,874)	(12,831)	(69,667)	1,010
Minority interest income (expense), net	218	(824)	(16)	(1,368)

Homebuilding operating loss	$(140,584)	(351,665)	(250,364)	(211,690)

Financial services revenues	$81,372	134,133	150,509	263,043
Financial services costs and expenses	84,386	119,923	163,215	232,964

Financial services operating earnings (loss)	$(3,014)	14,210	(12,706)	30,079

Total operating loss	$(143,598)	(337,455)	(263,070)	(181,611)
Corporate general and administrative expenses	29,584	45,817	64,406	92,736

Loss before benefit for income taxes	$(173,182)	(383,272)	(327,476)	(274,347)

Three Months Ended May 31, 2008 versus Three Months Ended May 31, 2007

Revenues from home sales decreased 62% in the second quarter of 2008 to $1.0 billion from $2.7 billion in 2007. Revenues were lower primarily due to a 58% decrease in the number of home deliveries and an 8% decrease in the average sales price of homes delivered in 2008. New home deliveries, excluding unconsolidated entities, decreased to 3,729 homes in the second quarter of 2008 from 8,940 homes last year. In the second quarter of 2008, new home deliveries were lower in each of our homebuilding segments and Homebuilding Other, compared to 2007. The average sales price of homes delivered decreased to $274,000 in the second quarter of 2008 from $298,000 in the same period last year, due to reduced pricing and higher sales incentives offered to homebuyers ($48,700 per home delivered in the second quarter of 2008, compared to $43,700 per home delivered in the same period last year).

Gross margins on home sales excluding SFAS 144 valuation adjustments were $162.0 million, or 15.9%, in the second quarter of 2008, compared to $364.8 million, or 13.6%, in 2007. Gross margin percentage on home sales, excluding SFAS 144 valuation adjustments, improved compared to last year primarily due to our lower inventory basis and continued focus on repositioning our product and reducing construction costs. The largest gross margin percentage improvement was experienced in our Homebuilding East segment. Gross margins on home sales were $88.4 million, or 8.7%, in the second quarter of 2008, which included $73.6 million of SFAS 144 valuation adjustments, compared to gross margins on home sales of $193.2 million, or 7.2%, in the second quarter of 2007, which included $171.6 million of SFAS 144 valuation adjustments. Gross margins on home sales excluding SFAS 144 valuation adjustments is a non-GAAP financial measure disclosed by certain of our competitors and has been presented because we find it useful in evaluating our performance and believe that it helps readers of our financial statements compare our operations with those of our competitors.

Homebuilding interest expense (primarily included in cost of homes sold and cost of land sold) was $36.6 million in the second quarter of 2008, compared to $56.5 million in 2007. The decrease in interest expense was due to lower interest costs resulting from lower average debt during the second quarter of 2008, as well as decreased deliveries during the second quarter of 2008, compared to the second quarter of 2007.

Selling, general and administrative expenses were reduced by $238.9 million, or 60%, in the second quarter of 2008, compared to the same period last year, primarily due to reductions in associate headcount and variable selling expenses. As a percentage of revenues from home sales, selling, general and administrative expenses increased to 15.4% in the second quarter of 2008, from 14.7% in 2007, which was due to lower revenues.

Losses on land sales totaled $5.4 million in the second quarter of 2008, which included $2.1 million of SFAS 144 valuation adjustments and $6.6 million of write-offs of deposits and pre-acquisition costs related to approximately 2,100 homesites under option that we do not intend to purchase. In the second quarter of 2007, losses on land sales totaled $108.8 million, which included $69.4 million of SFAS 144 valuation adjustments and $48.9 million of write-offs of deposits and pre-acquisition costs related to approximately 5,400 homesites that were under option.

Equity in loss from unconsolidated entities was $18.9 million in the second quarter of 2008, which included $8.0 million of SFAS 144 valuation adjustments related to assets of unconsolidated entities in which we have investments, compared to equity in loss from unconsolidated entities of $26.5 million in the second quarter of 2007, which included $27.5 million of SFAS 144 valuation adjustments related to assets of unconsolidated entities in which we have investments.

Management fees and other expense, net, totaled $47.9 million in the second quarter of 2008, which included $46.9 million of APB 18 valuation adjustments to our investments in unconsolidated entities, compared to management fees and other expense, net, of $12.8 million in the second quarter of 2007, which included $11.6 million of APB 18 valuation adjustments to our investments in unconsolidated entities.

Minority interest income (expense), net was $0.2 million and ($0.8) million, respectively, in the second quarter of 2008 and 2007.

Sales of land, equity in loss from unconsolidated entities, management fees and other expense, net and minority interest income (expense), net may vary significantly from period to period depending on the timing of land sales and other transactions entered into by the Company and unconsolidated entities in which it has investments.

Operating loss for the Financial Services segment was $3.0 million in the second quarter of 2008, compared to operating earnings of $14.2 million last year. The decline in profitability was primarily due to lower transactions in the segment’s title operations, compared to last year as a result of the overall weakness in the housing market and $6.7 million of non-recurring expenses in the segment’s title operations. There were $14.4 million in write-offs of land seller notes receivables in the second quarter of 2007, compared to no write-offs in the second quarter of 2008.

Corporate general and administrative expenses were reduced by $16.2 million, or 35%, in the second quarter of 2008, compared to the same period last year. As a percentage of total revenues, corporate general and administrative expenses increased to 2.6% in the second quarter of 2008, from 1.6% in 2007, due to lower revenues.

Our overall effective rates for income tax benefits were 30.18% and 36.28%, respectively, for the three months ended May 31, 2008 and 2007. The decrease in the effective tax benefit, compared with the same period during 2007, resulted from an increase in items providing no tax benefits relative to our financial results. These items are primarily related to non-deductible incentive stock options. This decrease was also a result of our change in accounting for tax-related interest expense under Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, (“FIN 48”) which reduced our income tax benefit in the second quarter of 2008 from 30.99% to 30.18%. Our effective tax rate may continue to fluctuate due to our change in accounting for tax-related interest expense under FIN 48 and items providing no tax benefits in relationship to actual financial results.

Six Months Ended May 31, 2008 versus Six Months Ended May 31, 2007

Revenues from home sales decreased 63% in the six months ended May 31, 2008 to $2.0 billion from $5.3 billion in 2007. Revenues were lower primarily due to a 59% decrease in the number of home deliveries and an 8% decrease in the average sales price of homes delivered in 2008. New home deliveries, excluding unconsolidated entities, decreased to 7,166 homes in the six months ended May 31, 2008 from 17,506 homes last year. In the six months ended May 31, 2008, new home deliveries were lower in each of our homebuilding segments and Homebuilding Other, compared to 2007. The average sales price of homes delivered decreased to $276,000 in the six months ended May 31, 2008 from $300,000 in 2007, due to reduced pricing and higher sales incentives offered to homebuyers ($48,400 per home delivered in 2008, compared to $44,600 per home delivered in 2007).

Gross margins on home sales excluding SFAS 144 valuation adjustments were $324.9 million, or 16.5%, in the six months ended May 31, 2008, compared to $774.0 million, or 14.6%, in 2007. Gross margin percentage on home sales, excluding SFAS 144 valuation adjustments, improved compared to last year primarily due to our lower inventory basis and continued focus on repositioning our product and reducing construction costs. The largest gross margin percentage improvement was experienced in our Homebuilding East and West segments. Gross margins on home sales were $225.1 million, or 11.4%, in the six months ended May 31, 2008, which included $99.8 million of SFAS 144 valuation adjustments, compared to gross margins on home sales of $554.1 million, or 10.4%, in the six months ended May 31, 2007, which included $219.9 million of SFAS 144 valuation adjustments.

Homebuilding interest expense (primarily included in cost of homes sold and cost of land sold) was $74.7 million in the six months ended May 31, 2008, compared to $112.3 million in the same period last year. The decrease in interest expense was due to lower interest costs resulting from lower average debt during the six months ended May 31, 2008, as well as decreased deliveries during the six months ended May 31, 2008, compared to the same period last year. Our homebuilding debt to total capital ratio as of May 31, 2008 was 39.5%, compared to 31.6% as of May 31, 2007. Our net homebuilding debt to total capital ratio as of May 31, 2008 was 28.7%, compared to 29.6% as of May 31, 2007. Net homebuilding debt to total capital ratio consists of net homebuilding debt (homebuilding debt less homebuilding cash) divided by total capital (net homebuilding debt plus stockholders’ equity).

Selling, general and administrative expenses were reduced by $433.3 million, or 57%, in the six months ended May 31, 2008, compared to the same period last year, primarily due to reductions in associate headcount and variable selling expenses. As a percentage of revenues from home sales, selling, general and administrative expenses increased to 16.8% in the six months ended May 31, 2008, from 14.4% in 2007, which was due to lower revenues.

Losses on land sales totaled $31.9 million in the six months ended May 31, 2008, which included $17.6 million of SFAS 144 valuation adjustments and $23.4 million of write-offs of deposits and pre-acquisition costs related to approximately 4,700 homesites under option that we do not intend to purchase. In the six months ended May 31, 2007, losses on land sales totaled $135.3 million, which included $82.7 million of SFAS 144 valuation adjustments and $69.9 million of write-offs of deposits and pre-acquisition costs related to approximately 9,400 homesites that were under option.

Equity in loss from unconsolidated entities was $41.9 million in the six months ended May 31, 2008, which included $26.9 million of SFAS 144 valuation adjustments related to assets of unconsolidated entities in which we have investments, compared to equity in loss from unconsolidated entities of $40.7 million in the six months ended May 31, 2007, which included $34.0 million of SFAS 144 valuation adjustments related to assets of unconsolidated entities in which we have investments.

Management fees and other income (expense), net, totaled ($69.7) million in the six months ended May 31, 2008, which included $76.5 million of APB 18 valuation adjustments to our investments in unconsolidated entities, compared to management fees and other income (expense), net, of $1.0 million in the six months ended May 31, 2007, net of $14.3 million of APB 18 valuation adjustments to our investments in unconsolidated entities.

Minority interest expense, net totaled $16 thousand and $1.4 million, respectively, in the six months ended May 31, 2008 and 2007.

Sales of land, equity in loss from unconsolidated entities, management fees and other income (expense), net and minority interest expense, net may vary significantly from period to period depending on the timing of land sales and other transactions entered into by the Company and unconsolidated entities in which it has investments.

Operating loss for the Financial Services segment was $12.7 million in the six months ended May 31, 2008, compared to operating earnings of $30.1 million last year. The decline in profitability was primarily due to lower transactions in the segment’s title operations, compared to last year as a result of the overall weakness in the housing market and $9.2 million of non-recurring expenses in the segment’s title operations. There were $18.6 million in write-offs of land seller notes receivables during the six months ended May 31, 2007, compared to no write-offs during the six months ended May 31, 2008.

Corporate general and administrative expenses were reduced by $28.3 million, or 31%, for the six months ended May 31, 2008, compared to the same period last year. As a percentage of total revenues, corporate general and administrative expenses increased to 2.9% in the six months ended May 31, 2008, from 1.6% in the same period last year, due to lower revenues.

Our overall effective rates for income tax benefits were 36.14% and 36.00%, respectively, for the six months ended May 31, 2008 and 2007. Our change in accounting for tax related interest expense under FIN 48 reduced our income tax benefit for the six months ended May 31, 2008 from 37.00% to 36.14%. Our effective tax rate may continue to fluctuate due to our change in accounting for tax-related interest expense under FIN 48 and items providing no tax benefits in relationship to actual financial results.

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

At May 31, 2008, our reportable homebuilding segments and Homebuilding Other consisted of homebuilding divisions located in the following states:

East: Florida, Maryland, New Jersey and Virginia

Central: Arizona, Colorado and Texas

West: California and Nevada

Other: Illinois, Minnesota, New York, North Carolina and South Carolina

The following tables set forth selected financial and operational information related to our homebuilding operations for the periods indicated:

Selected Financial and Operational Data

	Three Months Ended May 31,		Six Months Ended May 31,
(In thousands)	2008	2007	2008	2007
Revenues:
East:
Sales of homes	$264,861	778,622	572,441	1,576,019
Sales of land	2,922	5,211	7,361	14,103

Total East	267,783	783,833	579,802	1,590,122

Central:
Sales of homes	268,959	682,347	511,426	1,333,332
Sales of land	7,651	13,318	20,053	24,056

Total Central	276,610	695,665	531,479	1,357,388

West:
Sales of homes	366,254	985,862	679,113	1,900,744
Sales of land	8,876	26,573	25,817	45,228

Total West	375,130	1,012,435	704,930	1,945,972

Other:
Sales of homes	118,780	240,557	208,940	499,784
Sales of land	8,241	9,320	15,169	11,714

Total Other	127,021	249,877	224,109	511,498

Total homebuilding revenues	$1,046,544	2,741,810	2,040,320	5,404,980

	Three Months Ended May 31,		Six Months Ended May 31,
(In thousands)	2008	2007	2008	2007
Operating earnings (loss):
East:
Sales of homes	$(19,378)	(148,760)	(23,611)	(154,339)
Sales of land	(3,169)	(40,896)	(10,877)	(57,899)
Equity in earnings (loss) from unconsolidated entities	(11,699)	1,184	(27,013)	(451)
Management fees and other income (expense), net	(14,139)	(3,858)	(10,409)	7
Minority interest income (expense), net	343	(653)	598	(1,840)

Total East	(48,042)	(192,983)	(71,312)	(214,522)

Central:
Sales of homes	(16,673)	6,115	(20,299)	27,935
Sales of land	345	(10,224)	(9,548)	(12,167)
Equity in earnings (loss) from unconsolidated entities	(549)	2,652	238	2,861
Management fees and other income (expense), net	559	(678)	2,070	206
Minority interest income (expense), net	(138)	—	(465)	23

Total Central	(16,456)	(2,135)	(28,004)	18,858

West:
Sales of homes	(29,632)	(59,958)	(50,366)	(74,353)
Sales of land	(3,024)	(39,971)	(10,203)	(44,141)
Gain on recapitalization of unconsolidated entity	—	—	—	175,879
Equity in loss from unconsolidated entities	(6,689)	(31,605)	(14,523)	(44,374)
Management fees and other expense, net	(35,027)	(9,738)	(63,514)	(1,815)
Minority interest income (expense), net	7	(490)	1	(243)

Total West	(74,365)	(141,762)	(138,605)	10,953

Other:
Sales of homes	(2,923)	(87)	(12,653)	(10,463)
Sales of land	445	(17,706)	(1,225)	(21,056)
Equity in earnings (loss) from unconsolidated entities	18	1,246	(601)	1,236
Management fees and other income, net	733	1,443	2,186	2,612
Minority interest income (expense), net	6	319	(150)	692

Total Other	(1,721)	(14,785)	(12,443)	(26,979)

Total homebuilding operating loss	$(140,584)	(351,665)	(250,364)	(211,690)

Summary of Homebuilding Data

	Three Months Ended May 31,		At or for the Six Months Ended May 31,
	2008	2007	2008	2007
Deliveries
East	1,078	3,065	2,243	5,664
Central	1,284	3,267	2,463	6,398
West	1,065	2,435	1,989	4,841
Other	403	801	731	1,700

Total	3,830	9,568	7,426	18,603

Of the total deliveries listed above, 101 and 260, respectively, represent deliveries from unconsolidated entities for the three and six months ended May 31, 2008, compared to 628 and 1,097 deliveries in the same periods last year.

New Orders
East	1,304	2,668	2,246	4,743
Central	1,476	2,636	2,537	5,009
West	1,145	1,891	1,892	3,756
Other	471	861	766	1,680

Total	4,396	8,056	7,441	15,188

Of the total new orders listed above, 100 and 162, respectively, represent new orders from unconsolidated entities for the three and six months ended May 31, 2008, compared to 382 and 736 new orders in the same periods last year.

Backlog – Homes
East			1,794	3,224
Central			948	2,209
West			785	1,906
Other			431	860

Total			3,958	8,199

Of the total homes in backlog listed above, 197 represents homes in backlog from unconsolidated entities at May 31, 2008, compared to 688 homes in backlog at May 31, 2007.

Backlog – Dollar Value (In thousands)
East			$524,533	1,095,567
Central			217,893	495,664
West			331,428	926,283
Other			180,271	325,688

Total			$1,254,125	2,843,202

Of the total dollar value of homes in backlog listed above, $102,465 represents the backlog dollar value from unconsolidated entities at May 31, 2008, compared to $316,633 of backlog dollar value at May 31, 2007.

Backlog represents the number of homes under sales contracts. Homes are sold using sales contracts, which are generally accompanied by sales deposits. In some instances, purchasers are permitted to cancel sales contracts if they fail to qualify for financing or under certain other circumstances. We experienced cancellation rates in our homebuilding segments and Homebuilding Other as follows:

	Three months ended
	May 31, 2008	February 29, 2008	May 31, 2007
Cancellation Rates
East	27%	30%	30%
Central	22%	24%	30%
West	19%	27%	30%
Other	15%	23%	14%

Total	22%	26%	29%

Three Months Ended May 31, 2008 versus Three Months Ended May 31, 2007

East: Homebuilding revenues decreased for the three months ended May 31, 2008, compared to the same period last year, primarily due to a decrease in the number of home deliveries and average sales price of homes delivered in all of the states in this segment. Gross margins on home sales excluding SFAS 144 valuation adjustments were $52.6 million, or 19.9%, for the three months ended May 31, 2008, compared to $80.2 million, or 10.3%, for the same period last year. Gross margins increased compared to last year due to our lower inventory basis and continued focus on reducing costs, despite higher sales incentives offered to homebuyers as a percent of home sales revenue (16.8% in 2008, compared to 16.5% in 2007). Gross margins on home sales were $18.5 million, or 7.0%, in 2008, including SFAS 144 valuation adjustments of $34.2 million, compared to gross margins on home sales of ($20.1) million, or (2.6%), in 2007, including $100.3 million of SFAS 144 valuation adjustments.

Losses on land sales were $3.2 million for the three months ended May 31, 2008 (including $3.1 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $1.1 million of SFAS 144 valuation adjustments), compared to losses on land sales of $40.9 million during the same period last year (including $16.0 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $30.6 million of SFAS 144 valuation adjustments).

Central: Homebuilding revenues decreased for the three months ended May 31, 2008, compared to the same period last year, primarily due to a decrease in the number of home deliveries in all the states in this segment. Gross margins on home sales excluding SFAS 144 valuation adjustments were $43.9 million, or 16.3%, for the three months ended May 31, 2008, compared to $114.7 million, or 16.8%, for the same period last year. Gross margins decreased compared to last year primarily due to higher sales incentives offered to homebuyers (13.4% in 2008, compared to 10.6% in 2007). Gross margins on home sales were $26.5 million, or 9.8%, in 2008 including SFAS 144 valuation adjustments of $17.4 million, compared to gross margins on home sales of $98.5 million, or 14.4%, in 2007, including $16.2 million of SFAS 144 valuation adjustments.

Gains on land sales were $0.3 million for the three months ended May 31, 2008 (including $0.5 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $0.4 million of SFAS 144 valuation adjustments), compared to losses on land sales of $10.2 million during the same period last year (including $9.9 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $2.7 million of SFAS 144 valuation adjustments).

West: Homebuilding revenues decreased for the three months ended May 31, 2008, compared to the same period last year, primarily due to a decrease in the number of home deliveries and average sales price of homes delivered in all of the states in this segment. Gross margins on home sales excluding SFAS 144 valuation adjustments were $48.6 million, or 13.3%, for the three months ended May 31, 2008, compared to $127.8 million, or 13.0%, for the same period last year. Gross margins increased compared to last year due to our lower inventory basis and continued focus on reducing costs, despite higher sales incentives offered to homebuyers (15.4% in 2008, compared to 12.3% in 2007). Gross margins on home sales were $28.5 million, or 7.8%, in 2008, including SFAS 144 valuation adjustments of $20.1 million, compared to gross margins on home sales of $78.7 million, or 8.0%, in 2007, including $49.1 million of SFAS 144 valuation adjustments.

Losses on land sales were $3.0 million for the three months ended May 31, 2008 (including $0.8 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $0.6 million of SFAS 144 valuation adjustments), compared to losses on land sales of $40.0 million during the same period last year (net of $21.7 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $19.3 million of SFAS 144 valuation adjustments).

Other: Homebuilding revenues decreased for the three months ended May 31, 2008, compared to the same period last year, primarily due to a decrease in the number of home deliveries in all states in this segment and a decrease in the average sales price of homes delivered in New York and the Carolinas. Gross margins on home sales excluding SFAS 144 valuation adjustments were $16.9 million, or 14.2%, for the three months ended May 31, 2008, compared to $42.1 million, or 17.5%, for the same period last year. Gross margin percentage decreased compared to last year primarily due to higher sales incentives offered to homebuyers (14.1% in 2008, compared to 7.0% in 2007). Gross margins on home sales were $14.9 million, or 12.6%, in 2008, including SFAS 144 valuation adjustments of $1.9 million, compared to gross margins on home sales of $36.1 million, or 15.0%, in 2007, including $6.0 million of SFAS 144 valuation adjustments.

Gains on land sales were $0.4 million for the three months ended May 31, 2008 (including $2.1 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase), compared to losses on land sales of $17.7 million during the same period last year (including $1.3 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $16.9 million of SFAS 144 valuation adjustments).

Six Months Ended May 31, 2008 versus Six Months Ended May 31, 2007

East: Homebuilding revenues decreased for the six months ended May 31, 2008, compared to the same period last year, primarily due to a decrease in the number of home deliveries and average sales price of homes delivered in all of the states in this segment. Gross margins on home sales excluding SFAS 144 valuation adjustments were $111.7 million, or 19.5%, for the six months ended May 31, 2008, compared to $222.4 million, or 14.1%, for the same period last year. Gross margins increased compared to last year due to our lower inventory basis and continued focus on reducing costs, despite higher sales incentives offered to homebuyers as a percent of home sales revenues (16.8% in 2008, compared to 16.2% in 2007). Gross margins on home sales were $69.4 million, or 12.1%, in 2008, including SFAS 144 valuation adjustments of $42.3 million, compared to gross margins on home sales of $103.0 million, or 6.5%, in 2007, including $119.4 million of SFAS 144 valuation adjustments.

Losses on land sales were $10.9 million for the six months ended May 31, 2008 (including $10.2 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $2.5 million of SFAS 144 valuation adjustments), compared to losses on land sales of $57.9 million during the same period last year (including $29.8 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $40.1 million of SFAS 144 valuation adjustments).

Central: Homebuilding revenues decreased for the six months ended May 31, 2008, compared to the same period last year, primarily due to a decrease in the number of home deliveries. Gross margins on home sales excluding SFAS 144 valuation adjustments were $81.9 million, or 16.0%, for the six months ended May 31, 2008, compared to $229.9 million, or 17.2%, for the same period last year. Gross margins decreased compared to last year primarily due to higher sales incentives offered to homebuyers (12.4% in 2008, compared to 10.7% in 2007). Gross margins on home sales were $62.8 million, or 12.3%, in 2008, including SFAS 144 valuation adjustments of $19.2 million, compared to gross margins on homes sales of $202.4 million, or 15.2%, in 2007, including $27.5 million of SFAS 144 valuation adjustments.

Losses on land sales were $9.5 million for the six months ended May 31, 2008 (including $4.9 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $9.7 million of SFAS 144 valuation adjustments), compared to losses on land sales of $12.2 million during the same period last year (including $11.2 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $2.7 million of SFAS 144 valuation adjustments).

West: Homebuilding revenues decreased for the six months ended May 31, 2008, compared to the same period last year, primarily due to a decrease in the number of home deliveries and average sales price of homes delivered in all of the states in this segment. Gross margins on home sales excluding SFAS 144 valuation adjustments were $100.8 million, or 14.8%, for the six months ended May 31, 2008, compared to $253.1 million, or 13.3%, for the same period last year. Gross margins increased compared to last year due to our lower inventory basis and continued focus on reducing costs, despite higher sales incentives offered to homebuyers (15.5% in 2008, compared to 12.7% in 2007). Gross margins on home sales were $70.7 million, or 10.4%, in 2008, including SFAS 144 valuation adjustments of $30.1 million, compared to gross margins on home sales of $186.9 million, or 9.8%, in 2007, including $66.2 million of SFAS 144 valuation adjustments.

Losses on land sales were $10.2 million for the six months ended May 31, 2008 (including $4.2 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $4.8 million of SFAS 144 valuation adjustments), compared to losses on land sales of $44.1 million during the same period last year (including $24.7 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $22.8 million of SFAS 144 valuation adjustments).

Other: Homebuilding revenues decreased for the six months ended May 31, 2008, compared to the same period last year, primarily due to a decrease in the number of home deliveries and average sales price of homes in all states in this segment. Gross margins on home sales excluding SFAS 144 valuation adjustments were $30.6 million, or 14.6%, for the six months ended May 31, 2008, compared to $68.6 million, or 13.7%, for the same period last year. Gross margins increased compared to last year due to our lower inventory basis and continued focus on reducing costs, despite higher sales incentives offered to homebuyers (13.9% in 2008, compared to 8.4% in 2007). Gross margins on home sales were $22.2 million, or 10.6%, in 2008, including SFAS 144 valuation adjustments of $8.3 million, compared to gross margins on home sales of $61.8 million, or 12.4%, in 2007, including $6.8 million of SFAS 144 valuation adjustments.

Losses on land sales were $1.2 million for the six months ended May 31, 2008 (including $4.2 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $0.6 million of SFAS 144 valuation adjustments), compared to losses on land sales of $21.1 million during the same period last year (including $4.1 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $17.1 million of SFAS 144 valuation adjustments).

The SFAS 144 valuation adjustments and write-offs of deposits and pre-acquisition costs in our homebuilding segments and Homebuilding Other resulted primarily from challenging market conditions that persisted during the three and six months ended May 31, 2008. The SFAS 144 valuation adjustments were calculated based on assumptions of current market conditions and estimates made by our management, which may differ from actual results. Market changes may result in additional inventory valuation adjustments, as well as additional write-offs of options deposits and pre-acquisition costs in the future.

At May 31, 2008 and 2007, we owned 73,335 homesites and 92,705 homesites, respectively, and had access to an additional 60,986 homesites and 150,714 homesites, respectively, through either option contracts with third parties or agreements with unconsolidated entities in which we have investments. At November 30, 2007, we owned 62,801 homesites and had access to an additional 85,870 homesites through either option contracts with third parties or agreements with unconsolidated entities in which we have investments. At May 31, 2008, 4% of the homesites we owned were subject to home purchase contracts. At May 31, 2008 and

2007, our backlog of sales contracts was 3,958 homes ($1.3 billion) and 8,199 homes ($2.8 billion), respectively. The lower backlog was primarily attributable to challenging market conditions that have persisted during the first half of 2008, which resulted in lower new orders during the first half of 2008, compared to the prior year.

Financial Services Segment

The following table presents selected financial data related to our Financial Services segment for the periods indicated:

	Three Months Ended May 31,		Six Months Ended May 31,
	2008	2007	2008	2007
(Dollars in thousands)
Revenues	$81,372	134,133	150,509	263,043
Costs and expenses	84,386	119,923	163,215	232,964

Operating earnings (loss)	$(3,014)	14,210	(12,706)	30,079

Dollar value of mortgages originated	$1,158,000	2,257,000	2,137,000	4,268,000

Number of mortgages originated	4,900	8,900	9,000	16,700

Mortgage capture rate of Lennar homebuyers	85%	72%	83%	71%

Number of title and closing service transactions	28,700	38,900	54,200	74,200

Number of title policies issued	23,300	42,800	45,900	78,900

(2) Financial Condition and Capital Resources

At May 31, 2008, we had cash related to our homebuilding and financial services operations of $1.0 billion, compared to $402.0 million at May 31, 2007.

We finance our land acquisition and development activities, construction activities, financial services activities and general operating needs primarily with cash generated from our operations and public debt issuances, as well as cash borrowed under our revolving credit facility and our warehouse lines of credit.

Operating Cash Flow Activities

In the six months ended May 31, 2008, cash flows provided by operating activities totaled $766.8 million, compared to cash used in operating activities of $420.7 million in the same period last year. During the six months ended May 31, 2008, cash flows provided by operating activities were positively impacted by the receipt of a cash tax refund of $859.9 million generated by losses incurred prior to fiscal 2008. Throughout the first half of 2008, we remained focused on the delivery of our backlog, curtailing land purchases, restructuring joint ventures, when necessary, and right-sizing our operations.

Investing Cash Flow Activities

Cash flows used in investing activities totaled $179.3 million in the six months ended May 31, 2008, compared to cash flows provided by investing activities of $422.9 million in the same period last year. In the six months ended May 31, 2008, we contributed $231.0 million of cash to unconsolidated entities, compared to $301.8 million in the same period last year. Our investing activities also included distributions of capital from unconsolidated entities during the six months ended May 31, 2008 and 2007 of $54.4 million and $347.8 million, respectively. During the six months ended May 31, 2007, we also received a $354.6 million distribution of our investment in the LandSource unconsolidated entity due to its recapitalization.

We are always looking at the possibility of acquiring homebuilders and other companies. However, at May 31, 2008, we had no agreements or understandings regarding any significant transactions.

Financing Cash Flow Activities

During 2007, we sold a diversified portfolio of land to a land investment joint venture with Morgan Stanley Real Estate Fund II, L.P. for $525 million. As part of the transaction, we entered into option agreements and obtained rights of first offer, providing us the opportunity to purchase certain finished homesites. Due to our continuing involvement, the transaction did not qualify as a sale under GAAP; thus, the inventory remained on our balance sheet as of November 30, 2007. As a result of the transaction in 2007, we received $445 million of cash (net of our deposit on the homesites under option and our invested contribution to the land investment venture). During the first half of 2008, we exercised certain land option contracts from the land investment venture, reducing our liabilities related to consolidated inventory not owned by $31.6 million.

Homebuilding debt to total capital and net homebuilding debt to total capital are financial measures commonly used in the homebuilding industry and are presented to assist in understanding the leverage of our homebuilding operations. Management believes providing a measure of leverage of our homebuilding operations enables readers of our financial statements to better understand our financial position and operations and we find it useful in evaluating our performance. Homebuilding debt to total capital and net homebuilding debt to total capital are calculated as follows:

	May 31,
	2008	2007
(Dollars in thousands)
Homebuilding debt	$2,310,494	2,585,286
Stockholders’ equity	3,539,590	5,583,555

Total capital	$5,850,084	8,168,841

Homebuilding debt to total capital	39.5%	31.6%

Homebuilding debt	$2,310,494	2,585,286
Less: Homebuilding cash	882,433	234,256

Net homebuilding debt	$1,428,061	2,351,030

Net homebuilding debt to total capital (1)	28.7%	29.6%

(1)	Net homebuilding debt to total capital consists of net homebuilding debt (homebuilding debt less homebuilding cash) divided by total capital (net homebuilding debt plus stockholders’ equity).

At May 31, 2008, homebuilding debt to total capital was higher compared to May 31, 2007 due to the decrease in stockholders’ equity primarily as a result of inventory valuation adjustments, write-offs of option deposits and pre-acquisition costs, SFAS 144 valuation adjustments related to assets of unconsolidated entities and APB 18 valuation adjustments to investments in unconsolidated entities, all of which are non-cash items. At May 31, 2008, net homebuilding debt to total capital was lower compared to May 31, 2007 due to an increase in homebuilding cash of $648.2 million and a decrease in homebuilding debt of $274.8 million.

Our average debt outstanding was $2.3 billion for the six months ended May 31, 2008, compared to $3.5 billion in the same period last year. The average rate for interest incurred was 5.9% for the six months ended May 31, 2008, compared to 5.8% for the same period last year. Interest incurred related to homebuilding debt for the six months ended May 31, 2008 was $74.7 million, compared to $112.3 million last year. The majority of our short-term financing needs, including financings for land acquisition and development activities and general operating needs, are met with cash generated from operations and funds available under our unsecured revolving credit facility (the “Credit Facility”).

The Credit Facility consists of a $1.5 billion revolving credit facility that matures in July 2011. In January 2008, we completed an amendment to the Credit Facility that modified the tangible net worth requirement and restructured the borrowing base. In addition to other requirements, we are required to effect quarterly reductions of our maximum recourse exposure related to joint ventures in which we have investments for a total of $300 million during our current fiscal year and by additional quarterly reductions for a total of $200 million (a combined total of $500 million) by the end of fiscal 2009. During the six months ended May 31, 2008, we reduced our maximum recourse exposure related to our joint ventures by $226.9 million. Our borrowings under the Credit Facility are limited by a borrowing base calculation, consisting of specified percentages of various types of our assets. The Credit Facility is guaranteed by substantially all of our subsidiaries. Interest rates on outstanding borrowings are LIBOR-based, with margins determined based on changes in our credit ratings, or an alternate base rate, as described in the credit agreement. During the six months ended May 31, 2008 and 2007, the average daily borrowings under the Credit Facility were $42.6 million and $1.7 million, respectively. At May 31, 2008 and November 30, 2007, we had no outstanding balance under the Credit Facility. However, at May 31, 2008 and November 30, 2007, $334.3 million and $443.5 million, respectively, of our total letters of credit outstanding discussed below, were collateralized against certain borrowings available under the Credit Facility.

At May 31, 2008 and November 30, 2007, we had both financial and performance letters of credit outstanding in the amount of $593.9 million and $814.4 million, respectively. Our financial letters of credit outstanding were $336.7 million and $424.2 million, respectively, at May 31, 2008 and November 30, 2007. Our performance letters of credit outstanding were $257.2 million and $390.3 million, respectively, at May 31, 2008 and November 30, 2007. These letters of credit are posted with either regulatory bodies to guarantee our performance of certain development and construction activities or in lieu of cash deposits on option contracts.

In April 2008, we closed a new 364-day syndicated warehouse repurchase facility that replaced a prior warehouse facility that matured in April 2008. The maximum aggregate commitment under the new syndicated warehouse repurchase facility is $300 million, which consisted of an initial commitment of $80 million and included access to an additional $220 million of financing, subject to additional commitments. Our new syndicated warehouse repurchase facility was subsequently amended, increasing the initial commitment from $80 million to $125 million, thus reducing the availability, subject to additional commitments, to $175 million.

At May 31, 2008, our Financial Services segment had a syndicated warehouse repurchase facility (see above), which matures in April 2009 ($150 million, including a $25 million temporary accordion feature that expired in June 2008) and a conduit facility that was terminated in June 2008 ($150 million).

In June 2008, we closed a new 364-day warehouse repurchase facility that replaced the conduit facility. The maximum aggregate commitment under this new facility is $150 million.

At June 30, 2008, our Financial Services segment’s facilities consist of a syndicated warehouse repurchase facility, which matures in April 2009 ($125 million) and a warehouse repurchase facility, which matures in June 2009 ($150 million).

Our Financial Services segment uses these facilities to finance its lending activities until the mortgage loans are sold to investors. Borrowings under the lines of credit were $293.1 million and $505.4 million, respectively, at May 31, 2008 and November 30, 2007 and were collateralized by mortgage loans and receivables on loans sold but not yet funded by investors with outstanding principal balances of $331.2 million and $540.9 million, respectively, at May 31, 2008 and November 30, 2007.

At May 31, 2008 and November 30, 2007, our Financial Services segment had advances under a different conduit funding agreement amounting to $9.8 million and $11.8 million, respectively. The segment also had a $25 million revolving line of credit that matures in July 2008. The line of credit is collateralized by certain assets of the segment and stock of certain title subsidiaries. Borrowings under the line of credit were $24.2 million and $24.0 million at May 31, 2008 and November 30, 2007, respectively.

As of May 31, 2008, our Financial Services segment was in compliance with the financial covenants of its debt arrangements.

Changes in Capital

In June 2001, our Board of Directors authorized a stock repurchase program to permit the purchase of up to 20 million shares of our outstanding common stock. There were no share repurchases during the three and six months ended May 31, 2008. As of May 31, 2008, 6.2 million shares of common stock can be repurchased in the future under the program. Treasury stock increased by 0.1 million and 0.4 million common shares, respectively, during the three and six months ended May 31, 2008, primarily related to forfeitures of restricted stock.

On May 15, 2008, we paid cash dividends of $0.16 per share for both our Class A and Class B common stock to holders of record at the close of business on May 5, 2008, as declared by our Board of Directors on April 8, 2008. On July 1, 2008, our Board of Directors declared a quarterly cash dividend of $0.16 per share on both our Class A and Class B common stock payable on August 5, 2008 to holders of record at the close of business on July 24, 2008.

Based on our current financial condition and credit relationships, we believe that our operations and borrowing resources will provide for our current and long-term capital requirements at our anticipated levels of activity.

Off-Balance Sheet Arrangements

For a number of years, we created and participated in joint ventures that acquired and developed land for our homebuilding operations, for sale to third parties or for use in their own homebuilding operations. Through these joint ventures, we reduced the amount we had to invest in order to assure access to potential future homesites, thereby mitigating risks associated with land acquisitions, and, in some instances, we obtained access to land to which we could not otherwise have obtained access or could not have obtained access on as favorable terms. Although these ventures served their initial intended purpose of risk mitigation, as the homebuilding market deteriorated and asset impairments resulted in loss of equity, some of our joint venture partners became financially unable or unwilling to fulfill their obligations. As a result, we re-evaluated all of our joint venture arrangements, with particular focus on those ventures with recourse indebtedness, and have reduced the number of joint ventures in which we were participating as well as the recourse indebtedness of those joint ventures.

Investments in Unconsolidated Entities

At May 31, 2008, we had equity investments in 163 unconsolidated entities, compared to approximately 180 unconsolidated entities at February 29, 2008 and approximately 250 unconsolidated entities at May 31, 2007. Due to current market conditions, we are focused on continuing to reduce the number of unconsolidated entities in which we have investments. Our investments in unconsolidated entities by type of venture were as follows:

(In thousands)	May 31, 2008	November 30, 2007
Land development	$693,020	738,481
Homebuilding	176,839	195,790

Total investment	$869,859	934,271

During the three and six months ended May 31, 2008, as homebuilding market conditions remained challenged, we recorded $8.0 million and $26.9 million, respectively, of SFAS 144 valuation adjustments related to assets of unconsolidated entities in which we have investments, compared to $27.5 million and $34.0 million, respectively, in the same periods last year. In addition, we recorded $46.9 million and $76.5 million, respectively, of APB 18 valuation adjustments to our investments in unconsolidated entities for the three and six months ended May 31, 2008, compared to $11.6 million and $14.3 million, respectively, in the same periods last year. We will continue to monitor the recoverability of assets owned by the joint ventures and our investments in those joint ventures.

At May 31, 2008, the unconsolidated entities in which we had investments had total assets of $9.1 billion and total liabilities of $6.2 billion, which included $5.0 billion of debt. These unconsolidated entities usually finance their activities with a combination of partner equity and debt financing. In some instances, we and our partners have guaranteed debt of certain unconsolidated entities; however, some unconsolidated entities own multiple properties and other assets. As of May 31, 2008, our equity in these unconsolidated entities represented 30% of the entities’ total equity, down from 34% at November 30, 2007.

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

In connection with loans to an unconsolidated entity where there is a joint and several guarantee, we generally have a reimbursement agreement with our partner. The reimbursement agreement provides that neither party is responsible for more than its proportionate share of the guarantee. However, if our joint venture partner does not have adequate financial resources to meet its obligations under the reimbursement agreement, we may be liable for more than our proportionate share, up to our maximum exposure, which is the full amount covered by the joint and several guarantee.

The summary of our net recourse exposure related to the unconsolidated entities in which we have investments was as follows:

	May 31, 2008	November 30, 2007
(In thousands)
Several recourse debt – repayment	$89,052	123,022
Several recourse debt – maintenance	247,694	355,513
Joint and several recourse debt – repayment	216,202	263,364
Joint and several recourse debt – maintenance	241,636	291,727
Land seller recourse exposure	12,170	—

Our maximum recourse exposure	806,754	1,033,626
Less joint and several reimbursement agreements with our partners	(194,092)	(238,692)

Our net recourse exposure	$612,662	794,934

Although we, in some instances, guarantee the indebtedness of unconsolidated entities in which we have an investment, our unconsolidated entities that have recourse debt have a significant amount of assets and equity. Our unconsolidated entities with recourse debt had total assets of $3.3 billion and $3.2 billion, respectively, at May 31, 2008 and November 30, 2007 and total equity of $1.2 billion and $0.9 billion, respectively, at May 31, 2008 and November 30, 2007.

The maintenance amounts in the table above do not take into account the underlying value of the collateral and represent our maximum exposure to loss from maintenance guarantees.

In addition, we and/or our partners occasionally grant liens on our respective interests in an unconsolidated entity in order to help secure a loan to that entity. When we and/or our partners provide guarantees, the unconsolidated entity generally receives more favorable terms from its lenders than would otherwise be available to it. In a repayment guarantee, we and our venture partners guarantee repayment of a portion or all of the debt in the event of a default before the lender would have to exercise its rights against the collateral. The maintenance guarantees only apply if the value of the collateral (generally land and improvements) is less than a specified percentage of the loan balance. If we are required to make a payment under a maintenance guarantee to bring the value of the collateral above the specified percentage of the loan balance, the payment would constitute a capital contribution or loan to the unconsolidated entity and increase our share of any funds the unconsolidated entity distributes. During the three and six months ended

May 31, 2008, amounts paid under our maintenance guarantees were $15.0 million and $39.1 million, respectively. Amounts paid in the same periods last year were immaterial. In accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, as of May 31, 2008, the fair values of the maintenance guarantees and repayment guarantees were not material. We believe that as of May 31, 2008, if there was an occurrence of a triggering event or condition under a guarantee, the collateral should be sufficient to repay at least a significant portion of the obligation or in certain circumstances partners may be requested to contribute additional capital into the venture.

In many of the loans to unconsolidated entities, we and another entity or entities generally related to our subsidiary’s joint venture partner(s) have been required to give guarantees of completion to the lenders. Those completion guarantees may require that the guarantors complete the construction of the improvements for which the financing was obtained. If the construction was to be done in phases, very often the guarantee is to complete only the phases as to which construction has already commenced and for which loan proceeds were used. Under many of the completion guarantees, the guarantors are permitted, under certain circumstances, to use undisbursed loan proceeds to satisfy the completion of obligations, and in many of those cases, the guarantors only pay interest on those funds, with no repayment of the principal of such funds required.

The total debt of unconsolidated entities was as follows:

	May 31, 2008	November 30, 2007
(In thousands)
Our net recourse exposure	$612,662	794,934
Reimbursement agreements from partners	194,092	238,692
Partner several recourse	379,507	465,641
Non-recourse land seller debt or other debt	110,403	202,048
Non-recourse debt with completion guarantees	1,449,392	1,432,880
Non-recourse debt without completion guarantees	2,213,764	1,982,475

Total debt	$4,959,820	5,116,670

Some of the unconsolidated entities’ debt arrangements contain certain financial covenants. As market conditions remained challenged during the three and six months ended May 31, 2008, we continued to closely monitor these covenants and the unconsolidated entities’ ability to comply with them. In these challenged market conditions, some of the unconsolidated entities may have to request of their lenders waivers or amendments to debt agreements so that the unconsolidated entities would remain in compliance with such covenants. Additionally, unconsolidated entities may have to extend or refinance their debt if their operations are not on track to meet their projected cash flows. In instances in which we have guaranteed obligations of unconsolidated entities, the entities inability to comply with loan covenants could result in calls on our guarantees.

Subsequent to May 31, 2008, the LandSource joint venture and a number of its subsidiaries commenced proceedings under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Although our 16% investment in LandSource has a carrying value of zero at May 31, 2008, the bankruptcy filing could result in a substantial reduction (or total elimination) of our interest in LandSource, loss by LandSource of some or all of the properties it owns, termination of our management agreement with LandSource and land purchase options we have been granted by LandSource and loss of amounts owed to us by LandSource, and could expose us to claims. If our land purchase options are terminated, we will recognize profits previously deferred due to the recapitalization of LandSource in 2007.

Summarized condensed financial information on a combined 100% basis related to unconsolidated entities in which we have investments that are accounted for by the equity method was as follows:

Balance Sheets	May 31, 2008	November 30, 2007
(In thousands)
Assets:
Cash	$170,188	301,468
Inventories	8,282,870	7,941,835
Other assets	607,449	827,208

	$9,060,507	9,070,511

Liabilities and equity:
Accounts payable and other liabilities	$1,223,219	1,214,374
Debt	4,959,820	5,116,670
Equity of:
Lennar	869,859	934,271
Others	2,007,609	1,805,196

Total equity of unconsolidated entities	2,877,468	2,739,467

	$9,060,507	9,070,511

Debt to total capital of our unconsolidated entities is calculated as follows:

(Dollars in thousands)	May 31, 2008	November 30, 2007
Debt	$4,959,820	5,116,670
Equity	2,877,468	2,739,467

Total capital	$7,837,288	7,856,137

Debt to total capital of our unconsolidated entities	63.3%	65.1%

At May 31, 2008, debt to total capital of the unconsolidated entities in which we have investments, excluding the LandSource joint venture, was 56.7%, compared to 61.1% at November 30, 2007.

In November 2007, we sold a portfolio of land to a strategic land investment venture with Morgan Stanley Real Estate Fund II, L.P., an affiliate of Morgan Stanley & Co., Inc., of which we have a 20% ownership interest and 50% voting rights. We also manage the land investment venture’s operations and receive fees for our services. As part of the transaction, we entered into option agreements and obtained rights of first offer providing us the opportunity to purchase certain finished homesites. We have no obligation to exercise the options and cannot acquire a majority of the entity’s assets. Due to our continuing involvement, the transaction did not qualify as a sale under GAAP; thus, the inventory has remained on our consolidated balance sheet in consolidated inventory not owned. As a result of the transaction, the land investment venture recorded the purchase of the portfolio of land as inventory. As of May 31, 2008, the portfolio of land (including land development costs) of $532.4 million is reflected as inventory in the above summarized condensed financial information related to unconsolidated entities in which we have investments.

Statements of Operations and Selected Information	Three Months Ended May 31,		At or for the Six Months Ended May 31,
(Dollars in thousands)	2008	2007	2008	2007
Revenues	$219,709	580,835	617,268	1,237,980
Costs and expenses	293,115	658,101	790,137	1,256,349

Net loss of unconsolidated entities	$(73,406)	(77,266)	(172,869)	(18,369)

Our share of net loss (1)	$(18,864)	(35,729)	(40,591)	(5,851)
Our share of net loss – recognized (1)	$(18,919)	(26,523)	(41,899)	(40,728)
Our cumulative share of net earnings – deferred at May 31, 2008 and 2007, respectively			$27,265	99,703
Our investments in unconsolidated entities			$869,859	1,235,603
Equity of the unconsolidated entities			$2,877,468	3,351,358

Our investment % in the unconsolidated entities			30.2%	36.9%

(1)	For the three and six months ended May 31, 2008, our share of net loss recognized from unconsolidated entities includes $8.0 million and $26.9 million, respectively, of SFAS 144 valuation adjustments related to assets of the unconsolidated entities in which we have investments, compared to $27.5 million and $34.0 million, respectively, for the three and six months ended May 31, 2007.

Option Contracts

In our homebuilding operations, we have access to land through option contracts, which generally enables us to control portions of properties owned by third parties (including land funds) and unconsolidated entities until we have determined whether to exercise the option.

When we intend not to exercise an option, we write-off any deposit and pre-acquisition costs associated with the option contract. For the three months ended May 31, 2008 and 2007, we wrote-off $6.6 million and $48.9 million, respectively, of option deposits and pre-acquisition costs related to approximately 2,100 homesites and 5,400 homesites, respectively, under option that we do not intend to purchase. For the six months ended May 31, 2008 and 2007, we wrote-off $23.4 million and $69.9 million, respectively, of option deposits and pre-acquisition costs related to approximately 4,700 homesites and 9,400 homesites, respectively.

The table below indicates the number of homesites owned and homesites to which we had access through option contracts with third parties (“optioned”) or unconsolidated joint ventures in which we have investments (“JVs”) (i.e., controlled homesites) for each of our homebuilding segments and Homebuilding Other at May 31, 2008 and 2007:

	Controlled Homesites
May 31, 2008	Optioned	JVs	Total	Owned Homesites	Total Homesites
East	9,961	9,926	19,887	25,938	45,825
Central	3,062	9,141	12,203	22,969	35,172
West	1,263	26,123	27,386	16,052	43,438
Other	756	754	1,510	8,376	9,886

Total homesites	15,042	45,944	60,986	73,335	134,321

	Controlled Homesites
May 31, 2007	Optioned	JVs	Total	Owned Homesites	Total Homesites
East	33,167	17,118	50,285	36,101	86,386
Central	21,726	27,755	49,481	21,515	70,996
West	5,787	38,134	43,921	23,717	67,638
Other	5,140	1,887	7,027	11,372	18,399

Total homesites	65,820	84,894	150,714	92,705	243,419

We evaluated all option contracts for land when entered into or upon a reconsideration event and determined whether we were the primary beneficiary of certain of these option contracts. Although we do not have legal title to the optioned land, under Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), Consolidation of Variable Interest Entities, (“FIN 46R”) if we are deemed to be the primary beneficiary, we are required to consolidate the land under option at the purchase price of the optioned land. During the six months ended May 31, 2008, the effect of the consolidation of these option contracts was an increase of $11.2 million to consolidated inventory not owned with a corresponding increase to liabilities related to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of May 31, 2008. This increase was offset primarily by the exercising of our options to acquire land under certain contracts previously consolidated, resulting in a net decrease in consolidated inventory not owned of $111.4 million. To reflect the purchase price of the inventory consolidated under FIN 46R, we reclassified $1.8 million of related option deposits from land under development to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of May 31, 2008. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and our cash deposits.

Our exposure to loss related to our option contracts with third parties and unconsolidated entities consisted of our non-refundable option deposits and pre-acquisition costs totaling $257.0 million and $317.1 million, respectively, at May 31, 2008 and November 30, 2007. Additionally, we had posted $136.1 million and $193.3 million, respectively, of letters of credit in lieu of cash deposits under certain option contracts as of May 31, 2008 and November 30, 2007.

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments have not changed materially from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended November 30, 2007.

We are subject to the usual obligations associated with entering into contracts (including option contracts) for the purchase, development and sale of real estate in the routine conduct of our business. Option contracts for the purchase of land generally enable us to defer acquiring portions of properties owned by third parties and unconsolidated entities until we have determined whether to exercise our option. This reduces our financial risk associated with land holdings. At May 31, 2008, we had access to 60,986 homesites through option contracts with third parties and unconsolidated entities in which we have investments. At May 31, 2008, we had $136.1 million of letters of credit posted in lieu of cash deposits under certain option contracts.

At May 31, 2008, we had letters of credit outstanding in the amount of $593.9 million (which included the $136.1 million of letters of credit discussed above). These letters of credit are generally posted either with regulatory bodies to guarantee our performance of certain development and construction activities or in lieu of cash deposits on option contracts. Additionally, at May 31, 2008, we had outstanding performance and surety bonds related to site improvements at various projects (including certain projects in our joint venture) of $1.2 billion. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all of the development and construction activities are completed. We do not presently anticipate any draws upon these bonds, but if any such draws occur, we do not believe they would have a material effect on our financial position, results of operations or cash flows.

Our Financial Services segment had a pipeline of loan applications in process of $1.2 billion at May 31, 2008. Loans in process for which interest rates were committed to the borrowers and builder commitments for loan programs totaled approximately $379.3 million as of May 31, 2008. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers or borrowers may not meet certain criteria at the time of closing, the total commitments do not necessarily represent future cash requirements.

Our Financial Services segment uses mandatory mortgage-backed securities (“MBS”) forward commitments, option contracts and investor commitments to hedge our mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments, option contracts and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At May 31, 2008, we had open commitments amounting to $344.0 million to sell MBS with varying settlement dates through August 2008.

(3) New Accounting Pronouncements

See Note 17 of our condensed consolidated financial statements included under Item 1 of this Report for a discussion of new accounting pronouncements applicable to our company.

(4) Critical Accounting Policies

We believe that there have been no significant changes to our critical accounting policies during the six months ended May 31, 2008, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended November 30, 2007.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks related to fluctuations in interest rates on our investments, debt obligations, loans held-for-sale and portfolio loans held-for-investment. We utilize forward commitments and option contracts to mitigate the risks associated with our mortgage loan portfolio.

Our Annual Report on Form 10-K for the year ended November 30, 2007 contains information about market risks under “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.” There have been no material changes in our exposure to market risks during the six months ended May 31, 2008.

Item 4.	Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter that ended on May 31, 2008. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of May 31, 2008 to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

Our CEO and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2008. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings.

On April 11, 2008, the Company was named as the nominal defendant in a purported derivative suit in the United States District Court for the Southern District of Florida, Miami Division entitled Staehr v. Miller, et.al. in which the plaintiff seeks to recover on the Company’s behalf from current and former directors and officers damages the plaintiff claims the Company suffered because of alleged failures of the defendants to properly describe and respond to the effects the deterioration in the home sale market would have on the Company’s anticipated operating results. The Company has moved to dismiss the suit because the plaintiff failed to make a demand to the Company’s Board that it institutes a lawsuit seeking the relief to which the plaintiff claims the Company is entitled. Subsequent to the Company’s motion to dismiss, the plaintiff requested and received permission from the Court to amend the complaint. After the amended complaint is filed, the Company and the individual defendants will respond based upon the allegations included in the amended complaint.

Item 1A.	Not applicable.

Items 2-3.	Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

The following matters were resolved by vote at the April 8, 2008 annual meeting of stockholders of Lennar Corporation:

(1) The following members of the Board of Directors were re-elected to hold office until 2009:

	Votes For	Votes Withheld
Stuart A. Miller	413,981,809	2,309,742
Jeffrey Sonnenfeld	414,264,267	2,027,284

The terms of office of our other directors, Irving Bolotin, Steven L. Gerard, Sherrill W. Hudson, R. Kirk Landon, Sidney Lapidus, and Donna E. Shalala, continued after the annual meeting.

(2) Stockholders ratified Deloitte & Touche LLP as the independent registered public accounting firm. The results of the vote were as follows:

Votes For	Votes Against	Votes Abstaining
414,059,218	1,276,125	956,208

(3) Stockholders approved a stockholder proposal regarding declassifying the Board of Directors. The results of the vote were as follows:

Votes For	Votes Against	Votes Abstaining
414,493,604	755,118	1,042,828

(4) Stockholders did not approve a stockholder proposal regarding executive pay for superior performance. The results of the vote were as follows:

Votes For	Votes Against	Votes Abstaining	Broker Non-votes
10,176,312	373,957,025	1,008,734	31,149,480

(5) Stockholders did not approve a stockholder proposal regarding establishment of a Compliance Committee. The results of the vote were as follows:

Votes For	Votes Against	Votes Abstaining	Broker Non-votes
2,561,186	381,382,119	1,198,776	31,149,470

Item 5.	Not applicable.

Item 6.	Exhibits.

3.1.	Certificate of Amendment to Certificate of Incorporation, dated April 8, 2008 – Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, dated April 8, 2008.

3.2.	Amendment to Bylaws of the Company, dated April 8, 2008 – Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, dated April 8, 2008.

31.1.	Rule 13a-14(a) certification by Stuart A. Miller, President and Chief Executive Officer.

31.2.	Rule 13a-14(a) certification by Bruce E. Gross, Vice President and Chief Financial Officer.

32.	Section 1350 certifications by Stuart A. Miller, President and Chief Executive Officer, and Bruce E. Gross, Vice President and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

Lennar Corporation
(Registrant)

Date: July 10, 2008	/s/ Bruce E. Gross
Bruce E. Gross
Vice President and Chief Financial Officer

Date: July 10, 2008	/s/ David M. Collins
David M. Collins
Controller

Exhibit Index

Exhibit No.	Description
31.1	Rule 13a-14(a) certification by Stuart A. Miller, President and Chief Executive Officer.

31.2	Rule 13a-14(a) certification by Bruce E. Gross, Vice President and Chief Financial Officer.

32	Section 1350 certifications by Stuart A. Miller, President and Chief Executive Officer, and Bruce E. Gross, Vice President and Chief Financial Officer.