Form 10-Q
period 2008-08-31
LENNAR CORP /NEW/
filed 2008-10-10
CIK 920760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting entity” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Common stock outstanding as of September 30, 2008:

Class A	129,275,090
Class B	31,284,797

Part I.	Financial Information

Item 1.	Financial Statements.

Lennar Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

(unaudited)

	August 31, 2008	November 30, 2007
ASSETS
Homebuilding:
Cash and cash equivalents	$857,050	642,467
Restricted cash	12,008	35,429
Receivables, net	94,967	207,691
Inventories:
Finished homes and construction in progress	2,248,396	2,180,670
Land under development	1,827,811	1,500,075
Consolidated inventory not owned	699,379	819,658

Total inventories	4,775,586	4,500,403
Investments in unconsolidated entities	799,189	934,271
Other assets	1,106,430	1,744,677

	7,645,230	8,064,938
Financial services	581,730	1,037,809

Total assets	$8,226,960	9,102,747

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable	$260,667	376,134
Liabilities related to consolidated inventory not owned	610,626	719,081
Senior notes and other debts payable	2,338,697	2,295,436
Other liabilities	1,024,763	1,129,791

	4,234,753	4,520,442
Financial services	385,329	731,658

Total liabilities	4,620,082	5,252,100

Minority interest	174,980	28,528
Stockholders’ equity:
Preferred stock	—	—
Class A common stock of $0.10 par value per share Authorized: August 31, 2008 and November 30, 2007 – 300,000 shares; Issued: August 31, 2008 – 140,501 shares; November 30, 2007 – 139,309 shares	14,050	13,931
Class B common stock of $0.10 par value per share Authorized: August 31, 2008 and November 30, 2007 – 90,000 shares; Issued: August 31, 2008 – 32,964 shares; November 30, 2007 – 32,962 shares	3,296	3,296
Additional paid-in capital	1,936,082	1,920,386
Retained earnings (see Note 1)	2,090,564	2,496,933
Deferred compensation plan; November 30, 2007 – 36 Class A common shares and 4 Class B common shares	—	(332)
Deferred compensation liability	—	332
Treasury stock, at cost; August 31, 2008 – 11,220 Class A common shares and 1,679 Class B common shares; November 30, 2007 – 10,705 Class A common shares and 1,679 Class B common shares	(612,094)	(610,366)
Accumulated other comprehensive loss	—	(2,061)

Total stockholders’ equity	3,431,898	3,822,119

Total liabilities and stockholders’ equity	$8,226,960	9,102,747

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2008	2007	2008	2007
Revenues:
Homebuilding	$1,016,156	2,229,188	3,056,476	7,634,168
Financial services	90,384	112,665	240,893	375,708

Total revenues	1,106,540	2,341,853	3,297,369	8,009,876

Costs and expenses:
Homebuilding (1)	1,054,180	2,877,144	3,233,282	8,628,607
Financial services	103,245	117,910	266,460	350,874
Corporate general and administrative	34,047	44,700	98,453	137,436

Total costs and expenses	1,191,472	3,039,754	3,598,195	9,116,917

Gain on recapitalization of unconsolidated entity	—	—	—	175,879
Equity in loss from unconsolidated entities (2)	(10,958)	(127,409)	(52,857)	(168,137)
Management fees and other expense, net (3)	(52,228)	(10,511)	(121,895)	(9,501)
Minority interest income (expense), net (4)	9,016	(1,822)	9,000	(3,190)

Loss before benefit for income taxes	(139,102)	(837,643)	(466,578)	(1,111,990)
Benefit for income taxes	50,138	323,791	168,482	422,556

Net loss	$(88,964)	(513,852)	(298,096)	(689,434)

Basic and diluted loss per share	$(0.56)	(3.25)	(1.88)	(4.37)

Cash dividends per each Class A and Class B common share	$0.16	0.16	0.48	0.48

(1)	Homebuilding costs and expenses include $64.5 million and $205.4 million, respectively, of valuation adjustments and write-offs of option deposits and pre-acquisition costs for the three and nine months ended August 31, 2008; and $660.2 million and $1.0 billion, respectively, of valuation adjustments for the three and nine months ended August 31, 2007.
(2)	Equity in loss from unconsolidated entities includes $2.9 million and $29.9 million, respectively, of SFAS 144 valuation adjustments related to assets of unconsolidated entities in which the Company has investments for the three and nine months ended August 31, 2008; and $138.7 million and $172.7 million, respectively, for the three and nine months ended August 31, 2007.
(3)	Management fees and other expense, net includes $40.0 million and $116.5 million, respectively of APB 18 valuation adjustments to the Company’s investments in unconsolidated entities for the three and nine months ended August 31, 2008; and $32.1 million and $46.4 million, respectively, for the three and nine months ended August 31, 2007. Management fees and other expense, net also includes $5.6 million of write-offs of notes receivable for the three and nine months ended August 31, 2008.
(4)	For the three and nine months ended August 31, 2008, minority interest income (expense), net includes $7.9 million of minority interest income recorded as a result of a $15.9 million SFAS 144 valuation adjustment to inventory of a 50% - owned consolidated joint venture.

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended August 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(298,096)	(689,434)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	25,942	37,396
Amortization of discount/premium on debt, net	1,878	1,827
Gain on recapitalization of unconsolidated entity	—	(175,879)
Equity in loss from unconsolidated entities, including $29.9 million and $172.7 million, respectively, of the Company’s share of SFAS 144 valuation adjustments related to assets of unconsolidated entities for the nine months ended August 31, 2008 and 2007	52,857	168,137
Distributions of earnings from unconsolidated entities	17,801	99,245
Minority interest (income) expense, net	(9,000)	3,190
Share-based compensation expense	21,288	33,202
Tax (provision) benefit from share-based awards	(6,042)	5,766
Excess tax benefit from share-based awards	—	(4,322)
Deferred income tax benefit	(245,185)	(317,786)
Valuation adjustments and write-offs of option deposits and pre-acquisition costs, goodwill and notes receivable	354,683	1,095,504
Changes in assets and liabilities:
Increase in restricted cash	(12,099)	(13,399)
Decrease in receivables	238,805	269,126
Increase in inventories, excluding valuation adjustments and write-offs of option deposits and pre-acquisition costs	(41,028)	(9,267)
Decrease (increase) in other assets	875,106	(265,265)
Decrease in financial services loans held-for-sale	110,769	256,563
Decrease in accounts payable and other liabilities	(233,311)	(614,205)

Net cash provided by (used in) operating activities	854,368	(119,601)

Cash flows from investing activities:
Net additions to operating properties and equipment	(2,234)	(4,557)
Contributions to unconsolidated entities	(343,846)	(399,690)
Distributions of capital from unconsolidated entities	80,440	402,799
Distributions in excess of investment in unconsolidated entity	—	354,644
Decrease in financial services portfolio loans held-for-investment	2,918	11,852
Purchases of investment securities	(163,479)	(84,774)
Proceeds from sales and maturities of investment securities	169,949	76,276

Net cash (used in) provided by investing activities	(256,252)	356,550

Cash flows from financing activities:
Net repayments under financial services debt	(347,272)	(596,914)
Principal payments on other borrowings	(130,024)	(112,717)
Proceeds from other borrowings	994	40,238
Net borrowings under revolving facility	—	300,000
Repayment of senior floating-rate notes due 2009	—	(300,000)
Exercise of land option contracts from an unconsolidated land investment venture	(44,146)	—
Receipts related to minority interests	148,624	7,027
Payments related to minority interests	(3,535)	(46,490)
Excess tax benefit from share-based awards	—	4,322
Common stock:
Issuances	224	20,098
Repurchases	(1,686)	(3,884)
Dividends	(77,073)	(75,835)

Net cash used in financing activities	(453,894)	(764,155)

Lennar Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows — (Continued)

(In thousands)

(unaudited)

	Nine Months Ended
	August 31,
	2008	2007
Net increase (decrease) in cash and cash equivalents	144,222	(527,206)
Cash and cash equivalents at beginning of period	795,194	778,319

Cash and cash equivalents at end of period	$939,416	251,113

Summary of cash and cash equivalents:
Homebuilding	$857,050	128,049
Financial services	82,366	123,064

	$939,416	251,113

Supplemental disclosures of non-cash investing activities:
Non-cash contributions to unconsolidated entities	$27,320	4,462
Non-cash distributions from unconsolidated entities	$56,912	6,749

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

The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The condensed consolidated statements of operations for the three and nine months ended August 31, 2008 are not necessarily indicative of the results to be expected for the full year.

Changes in Accounting Principles

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

On December 1, 2007, in accordance with Emerging Issues Task Force 06-8, Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66 for Sales of Condominiums, (“EITF 06-8”) the Company changed its method of recognizing revenues and expenses on its mid-to-high-rise multi-level residential buildings under construction from percentage-of-completion accounting to recognizing revenues when sales are closed and title passes to the new homeowner, the new homeowner’s initial and continuing investment is adequate to demonstrate a commitment to pay for the home, the receivable from the new homeowner is not subject to future subordination and the Company does not have a substantial continuing involvement with the new home in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 66, Accounting for Sales of Real Estate, (“SFAS 66”). As a result, the Company recognized the effect of the change in accounting principle through a cumulative-effect charge of $6.5 million to retained earnings as of December 1, 2007.

On March 1, 2008, the Company adopted Staff Accounting Bulletin (“SAB”) No. 109, Written Loan Commitments Recorded at Fair Value through Earnings, (“SAB 109”). SAB 109 revises and rescinds portions of SAB No. 105, Application of Accounting Principles to Loan Commitments, and expresses the current view of the SEC that, consistent with the guidance in SFAS No. 156, Accounting for Servicing of Financial Assets, and SFAS No.159, The Fair Value Option for Financial Assets and Financial Liabilities, (“SFAS 159”) the expected net future cash flows related to the associated servicing of loans should be included in the measurement of the fair value of all written loan commitments that are accounted for at fair value through earnings. SFAS 159 permits entities to choose to measure various financial instruments and certain other items at fair value on a contract-by-contract basis. Under SFAS 159, the Company elected the fair value option for residential mortgage loans held-for-sale originated subsequent to February 29, 2008. Upon the adoption of these accounting pronouncements, the Company’s loss before benefit for income taxes was reduced by $5.3 million during the second quarter of 2008.

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

Evaluation of segment performance is based primarily on operating earnings (loss) before (provision) benefit for income taxes. Operating earnings (loss) for the homebuilding reportable segments and homebuilding other consist of revenues generated from the sales of homes and land, minority interest income (expense), net less the cost of homes and land sold, selling, general and administrative expenses, equity in earnings (loss) from unconsolidated entities and management fees and other income (expense), net. Homebuilding operating loss for the nine months ended August 31, 2008 includes the following:

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

•

Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, (“APB 18”) valuation adjustments to the Company’s investments in unconsolidated entities, recorded in management fees and other income (expense), net, and

•	Write-offs of certain notes receivable, recorded in management fees and other income (expense), net.

Financial Services operating loss for the nine months ended August 31, 2008 consists of revenues generated from mortgage financing, title insurance, closing services, and other ancillary services (including high-speed Internet and cable television) less the cost of such services, certain selling, general and administrative expenses incurred by the Financial Services segment and goodwill impairments.

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

Financial information relating to the Company’s operations was as follows:

(In thousands)	August 31, 2008	November 30, 2007
Assets:
Homebuilding East	$1,766,542	1,630,086
Homebuilding Central	1,194,874	1,077,021
Homebuilding West	2,231,654	2,477,661
Homebuilding Other	645,789	708,266
Financial Services	581,730	1,037,809
Corporate and unallocated	1,806,371	2,171,904

Total assets	$8,226,960	9,102,747

	Three Months Ended August 31,		Nine Months Ended August 31,
(In thousands)	2008	2007	2008	2007
Revenues:
Homebuilding East	$318,371	566,475	898,173	2,156,597
Homebuilding Central	266,780	573,678	798,259	1,931,066
Homebuilding West	323,747	851,476	1,028,677	2,797,448
Homebuilding Other	107,258	237,559	331,367	749,057
Financial Services	90,384	112,665	240,893	375,708

Total revenues (1)	$1,106,540	2,341,853	3,297,369	8,009,876

Operating earnings (loss):
Homebuilding East	$5,099	(202,956)	(66,213)	(417,478)
Homebuilding Central	(6,169)	(97,671)	(34,173)	(78,813)
Homebuilding West (2)	(67,757)	(403,489)	(206,362)	(392,536)
Homebuilding Other	(23,367)	(83,582)	(35,810)	(110,561)
Financial Services	(12,861)	(5,245)	(25,567)	24,834

Total operating loss	(105,055)	(792,943)	(368,125)	(974,554)
Corporate and unallocated	(34,047)	(44,700)	(98,453)	(137,436)

Loss before benefit for income taxes	$(139,102)	(837,643)	(466,578)	(1,111,990)

(1)	Total revenues are net of sales incentives of $169.7 million ($45,900 per home delivered) and $516.2 million ($47,500 per home delivered), respectively, for the three and nine months ended August 31, 2008, compared to $334.4 million ($46,000 per home delivered) and $1.1 billion ($45,000 per home delivered), respectively, for the three and nine months ended August 31, 2007.
(2)	Operating loss for the nine months ended August 31, 2007 includes a $175.9 million pretax financial statement gain on the recapitalization of an unconsolidated entity.

Valuation adjustments and write-offs relating to the Company’s operations were as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
(In thousands)	2008	2007	2008	2007
SFAS 144 valuation adjustments to finished homes, CIP and land on which the Company intends to build homes:
East	$8,685	92,542	50,967	211,950
Central	2,740	35,645	21,901	63,112
West	18,900	149,893	48,960	216,071
Other	1,959	25,056	10,305	31,899

Total	32,284	303,136	132,133	523,032

SFAS 144 valuation adjustments to land the Company intends to sell or has sold to third parties:
East (1)	11,333	32,228	13,840	72,306
Central	1,201	16,334	10,879	19,044
West	622	41,242	5,437	64,041
Other	292	24,755	893	41,827

Total	13,448	114,559	31,049	197,218

Write-offs of option deposits and pre-acquisition costs:
East	832	44,553	11,010	74,331
Central	1,706	38,205	6,581	49,413
West	5,866	139,719	10,073	164,459
Other	2,458	20,037	6,636	24,182

Total	10,862	242,514	34,300	312,385

Company’s share of SFAS 144 valuation adjustments related to assets of unconsolidated entities:
East	—	3,178	7,241	7,011
Central	—	9,445	158	10,588
West	2,919	126,062	21,870	155,113
Other	—	—	597	—

Total	2,919	138,685	29,866	172,712

APB 18 valuation adjustments to investments in unconsolidated entities:
East	10,076	19,850	20,171	26,719
Central	—	5,752	421	5,752
West	16,647	2,990	82,593	10,396
Other	13,272	3,505	13,306	3,505

Total	39,995	32,097	116,491	46,372

Write-offs of notes receivable:
West	1,000	—	1,000	—
Other	4,596	—	4,596	—

Total	5,596	—	5,596	—

Goodwill impairments:
Central	—	2,828	—	2,828
Other	—	13,669	—	13,669

Total	—	16,497	—	16,497

Financial services write-offs of notes receivable	—	9,270	—	27,885

Financial services goodwill impairments	27,176	—	27,176	—

Total valuation adjustments and write-offs of option deposits and pre-acquisition costs, goodwill and notes receivable	$132,280	856,758	376,611	1,296,101

(1)	For the three and nine months ended August 31, 2008, SFAS 144 valuation adjustments to land the Company intends to sell or has sold to third parties have been reduced by $7.9 million of minority interest income recorded as a result of a $15.9 million SFAS 144 valuation adjustment to inventory of a 50%–owned consolidated joint venture.

During the third quarter of 2008, market conditions continued to deteriorate in the homebuilding industry. The existing market conditions combined with a high number of foreclosures, weakened consumer confidence and reduced credit availability in the financial markets have resulted in an increase in the supply of new and existing homes for sale, as well as intensified competitive pressures to sell those homes. These market conditions, together with a deceleration in sales pace, have resulted in lower home sales prices, higher than historical sales incentives, and led to valuation adjustments and write-offs.

Further deterioration in the homebuilding market may cause additional pricing pressures and slower absorption, which may lead to additional valuation adjustments and write-offs in the future. In addition, market conditions may cause the Company to re-evaluate its strategy regarding certain assets that could result in further valuation adjustments and/or additional write-offs of option deposits and pre-acquisition costs due to abandonment of those option contracts.

In addition, the Company reviews goodwill annually (or whenever indicators of impairment exist) for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”). Due to the continued deterioration in market conditions as a result of tightening mortgage credit standards and other factors, the Company evaluated the carrying value of its Financial Services segment’s goodwill prior to its annual impairment test. The Company determined the fair value of its Financial Services segment based on the income approach, which resulted in a $27.2 million write-off of its Financial Services segment’s goodwill during the three months ended August 31, 2008.

(3)	Investments in Unconsolidated Entities

Summarized condensed financial information on a combined 100% basis related to unconsolidated entities in which the Company has investments that are accounted for by the equity method was as follows:

Balance Sheets

			August 31,	November 30,
(In thousands)			2008	2007
Assets:
Cash and cash equivalents			$143,533	301,468
Inventories			7,881,784	7,941,835
Other assets			601,640	827,208

			$8,626,957	9,070,511

Liabilities and equity:
Accounts payable and other liabilities			$1,090,911	1,214,374
Debt			4,659,873	5,116,670
Equity of:
The Company			799,189	934,271
Others			2,076,984	1,805,196

Total equity of unconsolidated entities			2,876,173	2,739,467

			$8,626,957	9,070,511

The Company’s equity % in its unconsolidated entities			28%	34%

Statements of Operations

	Three Months Ended August 31,		Nine Months Ended August 31,
(In thousands)	2008	2007	2008	2007
Revenues	$155,367	374,004	772,635	1,611,984
Costs and expenses	256,816	800,037	1,046,953	2,056,386

Net loss of unconsolidated entities	$(101,449)	(426,033)	(274,318)	(444,402)

The Company’s share of net loss – recognized (1)	$(10,958)	(127,409)	(52,857)	(168,137)

(1)	For the three and nine months ended August 31, 2008, the Company’s share of net loss recognized from unconsolidated entities includes $2.9 million and $29.9 million, respectively, of SFAS 144 valuation adjustments related to assets of the unconsolidated entities in which the Company has investments, compared to $138.7 million and $172.7 million, respectively, for the three and nine months ended August 31, 2007.

The unconsolidated entities in which the Company has investments usually finance their activities with a combination of partner equity and debt financing. In some instances, the Company and its partners have guaranteed debt of certain unconsolidated entities.

In November 2007, the Company sold a portfolio of land to a strategic land investment venture with Morgan Stanley Real Estate Fund II, L.P., an affiliate of Morgan Stanley & Co., Inc., in which the Company has a 20% ownership interest and 50% voting rights. The Company also manages the land investment venture’s operations and receives fees for its services. As part of the transaction, the Company entered into option agreements and obtained rights of first offer providing the Company the opportunity to purchase certain finished homesites. The Company has no obligation to exercise the options and cannot acquire a majority of the entity’s assets. Due to the Company’s continuing involvement, the transaction did not qualify as a sale by the Company under GAAP; thus, the inventory has remained on the Company’s consolidated balance sheet in consolidated inventory not owned. As a result of the transaction, the land investment venture recorded the purchase of the portfolio of land as inventory. As of August 31, 2008, the portfolio of land (including land development costs) of $530.0 million is reflected as inventory in the above summarized condensed financial information related to unconsolidated entities in which the Company has investments.

As amended in January 2008, the Company’s Credit Facility requires the Company to effect quarterly reductions of its maximum recourse exposure related to joint ventures in which it has investments by a total of $300 million during the Company’s current fiscal year and by additional quarterly reductions for a total of $200 million (a combined total of $500 million) by the end of fiscal 2009 (see Note 10).

The summary of the Company’s net recourse exposure related to the unconsolidated entities in which the Company has investments was as follows:

	August 31,	November 30,
(In thousands)	2008	2007
Several recourse debt – repayment	$86,883	123,022
Several recourse debt – maintenance	194,949	355,513
Joint and several recourse debt – repayment	173,239	263,364
Joint and several recourse debt – maintenance	162,757	291,727
Land seller recourse exposure	12,170	—

The Company’s maximum recourse exposure	629,998	1,033,626
Less joint and several reimbursement agreements with the Company’s partners	(164,831)	(238,692)

The Company’s net recourse exposure	$465,167	794,934

The maintenance amounts in the table above do not take into account the underlying value of the collateral and represent the Company’s maximum recourse exposure to loss from maintenance guarantees. During the nine months ended August 31, 2008, the Company reduced its maximum recourse exposure related to unconsolidated joint ventures by $403.6 million.

Although the Company, in some instances, guarantees the indebtedness of unconsolidated entities in which it has an investment, the Company’s unconsolidated entities that have recourse debt have a significant amount of assets and equity. The summarized condensed balance sheets of the Company’s unconsolidated entities with recourse debt were as follows:

	August 31,	November 30,
(In thousands)	2008	2007
Assets	$3,023,472	3,220,695
Liabilities	1,796,913	2,311,216
Equity	1,226,559	909,479

In addition, the Company and/or its partners sometimes guarantee the obligations of an unconsolidated entity in order to help secure a loan to that entity. When the Company and/or its partners provide guarantees, the unconsolidated entity generally receives more favorable terms from its lenders than would otherwise be available to it. In a repayment guarantee, the Company and its venture partners guarantee repayment of a portion or all of the debt in the event of a default before the lender would have to exercise its rights against the collateral. The maintenance guarantees only apply if the value of the collateral (generally land and improvements) is less than a specified percentage of the loan balance. If the Company is required to make a payment under a maintenance guarantee to bring the value of the collateral above the specified percentage of the loan balance, the payment would constitute a capital contribution or loan to the unconsolidated entity and increase the Company’s share of any funds the unconsolidated entity distributes. During the three and nine months ended August 31, 2008, amounts paid under the Company’s maintenance guarantees were $8.8 million and $47.9 million, respectively. Amounts paid in the same periods last year were immaterial. In accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, as of August 31, 2008, the fair values of the maintenance guarantees and repayment guarantees were not material. The Company believes that as of August 31, 2008, in the event it becomes legally obligated to perform under a guarantee of the obligations of an unconsolidated entity due to a triggering event under a guarantee, the collateral should be sufficient to repay at least a significant portion of the obligation or the Company and its partners would contribute additional capital into the venture.

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

In connection with loans to an unconsolidated entity where there is a joint and several guarantee, the Company generally has a reimbursement agreement with its partner. The reimbursement agreement provides that neither party is responsible for more than its proportionate share of the guarantee. However, if the Company’s joint venture partner does not have adequate financial resources to meet its obligations under the reimbursement agreement, the Company may be liable for more than its proportionate share, up to its maximum exposure, which is the full amount covered by the joint and several guarantee.

In certain instances, the Company has placed performance letters of credit and surety bonds with municipalities for its joint ventures.

The total debt of the unconsolidated entities in which the Company has investments was as follows:

	August 31,	November 30,
(In thousands)	2008	2007
The Company’s net recourse exposure	$465,167	794,934
Reimbursement agreements from partners	164,831	238,692
Partner several recourse	320,466	465,641
Non-recourse land seller debt or other debt	107,970	202,048
Non-recourse debt with completion guarantees	1,256,625	1,432,880
Non-recourse debt without completion guarantees	2,344,814	1,982,475

Total debt	$4,659,873	5,116,670

Based on total assets of the unconsolidated entities, the largest of the unconsolidated entities in which the Company has investments is LandSource Communities Development LLC (“LandSource”) in which the Company has a 16% ownership interest. The consolidated assets and liabilities of LandSource were each $1.8 billion at August 31, 2008 and $2.0 billion and $1.7 billion, respectively, at November 30, 2007. The book value of the Company’s investment in LandSource was zero at August 31, 2008 and $15.2 million at November 30, 2007. The decrease in the book value of the Company’s investment in LandSource was a result of losses in LandSource during the nine months ended August 31, 2008.

In June 2008, the LandSource joint venture and a number of its subsidiaries commenced proceedings under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The Company has a management agreement with LandSource and options to purchase land and other assets from LandSource. The bankruptcy filing could result in a substantial reduction (or total elimination) of the Company’s 16% ownership interest in LandSource which had a carrying value of zero at August 31, 2008, loss by LandSource of some or all of the properties it owns, termination of the Company’s management agreement with LandSource and land purchase options the Company has been granted by LandSource and loss of amounts owed to the Company by LandSource, and could expose the Company to claims. If the Company’s land purchase options are terminated, the Company will recognize profits previously deferred due to a recapitalization of LandSource in 2007.

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

Effective with the Company’s adoption of FIN 48, interest related to unrecognized tax benefits is now recognized in the financial statements as a component of benefit for income taxes. Interest and penalties related to unrecognized tax benefits were previously recorded in management fees and other income (expense), net in the Company’s statement of operations. The Company had $24.1 million accrued for interest at August 31, 2008, of which $2.1 million and $6.7 million, respectively, was recorded in the three and nine months ended August 31, 2008 in accordance with FIN 48.

The IRS is currently examining the Company’s federal income tax returns for fiscal years 2005, 2006, 2007 and 2008 and certain state taxing authorities are examining various fiscal years. The final outcome of these examinations is not yet determinable. The statute of limitations for the Company’s major tax jurisdictions remains open for examination for fiscal years 2002 through 2007. For the 2008 tax year, the Company is participating in a new IRS examination program, Compliance Assurance Process (“CAP”). This program operates as a contemporaneous exam throughout the year in order to keep exam cycles current and achieve a higher level of compliance.

Deferred Tax Assets

SFAS No. 109, Accounting for Income Taxes, (“SFAS 109”) requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance, if based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets (see Note 9) is assessed periodically based on the SFAS 109 more-likely-than-not realization threshold criterion. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carry forward periods, the Company’s experience with loss carry forwards not expiring unused and tax planning alternatives.

The Company’s analysis of the need for a valuation allowance recognizes that while the Company has not incurred a cumulative loss over its evaluation period, a substantial loss was incurred in 2007 and additional losses were incurred in the three and nine months ended August 31, 2008. However, a substantial portion of these losses were a result of the deteriorating market conditions that led to the impairments of certain tangible assets as well as goodwill.

The Company has taken significant steps to return to profitability in the current market. These steps include revising its product offerings, reducing its construction costs, liquidating significant land positions with the option to reacquire them at the then market value, the adjustment to market of the Company’s land positions and the renegotiation of land options to reflect market values. All of these steps have resulted in improving margins and are expected to produce positive operating margins in the future. In addition, the Company has significantly reduced its S,G&A expenses by right sizing its staff and infrastructure to current market demands. The results of these steps will factor significantly in the decision regarding the need for a valuation allowance. Consideration has also been given to the lengthy period over which these net deferred tax assets can be realized, and the Company’s history of not having loss carry forwards expire unused.

Based on the facts outlined above, the Company has concluded that it is more likely than not that the Company’s deferred tax assets at August 31, 2008 will be realized. Key components of the evaluation include the absence of cumulative losses at August 31, 2008 over the evaluation period it has established in accordance with SFAS 109 and the Company’s current level of profits and losses. If the current uncertain and volatile market conditions continue, it is likely that the Company will be in a cumulative four-year loss position in the fourth quarter of this year. The assessment of whether a valuation allowance is necessary will be made each quarter by considering all of the positive and negative evidence in existence at that time, including the results of the steps to return to profitability mentioned above. If future events change the projected outcome of the Company’s return to profitability, a substantial valuation allowance may be required to reduce the deferred tax assets.

(5)	Loss Per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. As a result of the Company’s net loss during the three and nine months ended August 31, 2008 and 2007, the weighted average number of shares of common stock used for calculating basic and diluted loss per share are the same because the inclusion of securities or other contracts to issue common stock would be anti-dilutive. Basic and diluted loss per share was calculated as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
(In thousands, except per share amounts)	2008	2007	2008	2007
Numerator:
Numerator for basic and diluted loss per share – net loss	$(88,964)	(513,852)	(298,096)	(689,434)

Denominator:
Denominator for basic and diluted loss per share – weighted average shares	158,499	157,973	158,350	157,600

Basic and diluted loss per share	$(0.56)	(3.25)	(1.88)	(4.37)

Options to purchase 6.7 million and 5.4 million shares, respectively, of common stock were outstanding and anti-dilutive for the three months ended August 31, 2008 and 2007. Options to purchase 7.5 million and 4.7 million shares, respectively, of common stock were outstanding and anti-dilutive for the nine months ended August 31, 2008 and 2007.

(6)	Financial Services

The assets and liabilities related to the Financial Services segment were as follows:

(In thousands)	August 31, 2008	November 30, 2007
Assets:
Cash and cash equivalents	$82,366	152,727
Restricted cash	35,520	—
Receivables, net (1)	101,197	280,526
Loans held-for-sale (2)	167,709	293,499
Portfolio loans held-for-investment, net	58,397	137,544
Investments held-to-maturity	56,221	61,518
Goodwill	34,046	61,222
Other	46,274	50,773

	$581,730	1,037,809

Liabilities:
Notes and other debts payable	$194,165	541,437
Other	191,164	190,221

	$385,329	731,658

(1)	Receivables, net, primarily relate to loans shipped to investors that had not yet been funded as of August 31, 2008.
(2)	Loans held-for-sale relate to unshipped loans as of August 31, 2008.

In April 2008, the Financial Services segment replaced a prior warehouse facility with a new 364-day syndicated warehouse repurchase facility, which matures in April 2009. The maximum aggregate commitment under the syndicated warehouse repurchase facility is $300 million, which consisted of an initial commitment of $80 million and included access to an additional $220 million of financing, subject to additional commitments. This facility was subsequently amended, increasing the initial commitment from $80 million to $125 million, while reducing the additional availability to $175 million, subject to additional commitments. At August 31, 2008, this syndicated warehouse repurchase facility had commitments of $150 million, including a $25 million temporary accordion feature that expired in September 2008.

In June 2008, the Financial Services segment replaced a prior conduit facility with a new 364-day warehouse repurchase facility, which matures in June 2009. The maximum aggregate commitment under this new facility is $150 million.

The Financial Services segment uses these credit facilities to finance its lending activities until the mortgage loans are sold to investors and expects both facilities to be renewed or replaced with other facilities when they mature. Borrowings under the lines of credit were $186.6 million and $505.4 million, respectively, at August 31, 2008 and November 30, 2007 and were collateralized by mortgage loans and receivables on loans sold but not yet funded by investors with outstanding principal balances of $223.0 million and $540.9 million, respectively, at August 31, 2008 and November 30, 2007.

At August 31, 2008 and November 30, 2007, the Financial Services segment had advances under a different conduit funding agreement amounting to $7.3 million and $11.8 million, respectively. The segment also had a $25 million revolving line of credit that matured in July 2008. Borrowings under the line of credit were $24.0 million at November 30, 2007.

(7)	Cash and Cash Equivalents

Cash and cash equivalents as of August 31, 2008 and November 30, 2007 included $10.0 million and $23.3 million, respectively, of cash held in escrow for approximately three days.

(8)	Restricted Cash

Restricted cash consists of customer deposits on home sales held in restricted accounts until title transfers to the homebuyer, as required by the state and local governments in which the homes were sold.

(9)	Other Assets

	August 31,	November 30,
(In thousands)	2008	2007
Deferred tax assets, net	$985,957	741,598
Income tax receivable	8,401	881,525
Other	112,072	121,554

	$1,106,430	1,744,677

(10)	Senior Notes and Other Debts Payable

(Dollars in thousands)	August 31, 2008	November 30, 2007
7 5/8% senior notes due 2009	$280,832	279,491
5.125% senior notes due 2010	299,853	299,825
5.95% senior notes due 2011	249,615	249,516
5.95% senior notes due 2013	346,555	346,268
5.50% senior notes due 2014	247,954	247,806
5.60% senior notes due 2015	501,618	501,804
6.50% senior notes due 2016	249,733	249,708
Mortgage notes on land and other debt	162,537	121,018

	$2,338,697	2,295,436

The Company’s senior unsecured revolving credit facility (the “Credit Facility”), as amended, is a $1.5 billion revolving facility that matures in July 2011. Among other requirements, the Credit Facility requires the Company to effect quarterly reductions of its maximum recourse exposure related to joint ventures in which it has investments by a total of $300 million during the Company’s current fiscal year and by additional quarterly reductions for a total of $200 million (a combined total of $500 million) by the end of fiscal 2009. The Company’s borrowings under the Credit Facility are limited by a borrowing base calculation, consisting of specified percentages of various types of its assets. The Credit Facility is guaranteed by substantially all of the Company’s subsidiaries. Interest rates on outstanding borrowings are LIBOR-based, with margins determined based on changes in the Company’s credit ratings, or an alternate base rate, as described in the credit agreement. At both August 31, 2008 and November 30, 2007, the Company had no outstanding balance under the Credit Facility. However, at August 31, 2008 and November 30, 2007, $290.8 million and $443.5 million, respectively, of the Company’s total letters of credit outstanding discussed below were collateralized against certain borrowings available under the Credit Facility.

The Company’s performance letters of credit outstanding were $192.9 million and $390.3 million, respectively, at August 31, 2008 and November 30, 2007. The Company’s financial letters of credit outstanding were $293.6 million and $424.2 million, respectively, at August 31, 2008 and November 30, 2007. Performance letters of credit are generally posted with regulatory bodies to guarantee the Company’s performance of certain development and construction activities, and financial letters of credit are generally posted in lieu of cash deposits on option contracts. Additionally, at August 31, 2008, the Company, had outstanding performance and surety bonds related to site improvements at various projects (including certain projects in the Company’s joint ventures) of $1.2 billion. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all development and construction activities are completed. As of August 31, 2008, there are approximately $455 million, or 39%, of costs to complete related to these site improvements. The Company does not presently anticipate any draws upon these bonds, but if any such draws occur, the Company does not believe they would have a material effect on its financial position, results of operations or cash flows.

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

	Three Months Ended August 31,		Nine Months Ended August 31,
(In thousands)	2008	2007	2008	2007
Warranty reserve, beginning of period	$132,942	166,345	164,842	172,571
Warranties issued during the period	10,899	24,002	32,845	80,218
Adjustments to pre-existing warranties from changes in estimates	9,814	18,827	7,872	32,748
Payments	(23,546)	(43,128)	(75,450)	(119,491)

Warranty reserve, end of period	$130,109	166,046	130,109	166,046

(12)	Stockholders’ Equity

In June 2001, the Company’s Board of Directors authorized a stock repurchase program to permit the purchase of up to 20 million shares of the Company’s outstanding common stock. There were no share repurchases during the three and nine months ended August 31, 2008. As of August 31, 2008, 6.2 million shares of common stock can be repurchased in the future under the program. Treasury stock increased by 0.1 million and 0.5 million common shares, respectively, during the three and nine months ended August 31, 2008, primarily related to forfeitures of restricted stock.

(13)	Share-Based Payment

During the three months ended August 31, 2008 and 2007, compensation expense related to the Company’s share-based payment awards was $6.4 million and $12.6 million, respectively, of which $1.9 million and $5.7 million, respectively, related to stock options and $4.5 million and $6.9 million, respectively, related to awards of restricted common stock (“nonvested shares”). During the nine months ended August 31, 2008 and 2007, compensation expense related to the Company’s share-based payment awards was $21.3 million and $33.2 million, respectively, of which $8.8 million and $16.3 million, respectively, related to stock options and $12.5 million and $16.9 million, respectively, related to nonvested shares. During the three months ended August 31, 2008, the Company granted 4.5 million stock options and issued 0.1 million nonvested shares. During the three months ended August 31, 2007, the Company granted an immaterial amount of stock options and issued an immaterial amount of nonvested shares. During the nine months ended August 31, 2008 and 2007, the Company granted 4.5 million stock options and 1.1 million stock options, respectively, and issued 1.2 million nonvested shares and 1.5 million nonvested shares, respectively.

(14)	Comprehensive Loss

Comprehensive loss represents changes in stockholders’ equity from non-owner sources. The components of comprehensive loss were as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
(In thousands)	2008	2007	2008	2007
Net loss	$(88,964)	(513,852)	(298,096)	(689,434)
Unrealized gain arising during period on interest rate swaps, net of tax	—	365	—	1,340
Unrealized gain on Company’s portion of unconsolidated entity’s interest rate swap liability, net of tax	2,812	—	2,061	—

Comprehensive loss	$(86,152)	(513,487)	(296,035)	(688,094)

(15)	Fair Value Disclosures

SFAS No. 157, Fair Value Measurements, (“SFAS 157”), provides a framework for measuring fair value, expands disclosures about fair value measurements and establishes a fair value hierarchy which prioritizes the inputs used in measuring fair value summarized as follows:

Level 1	Fair value determined based on quoted prices in active markets for identical assets.

Level 2	Fair value determined using significant other observable inputs.

Level 3	Fair value determined using significant unobservable inputs.

The Company’s financial instruments measured at fair value on a recurring basis are summarized below:

Financial Instruments	Fair Value Hierarchy	Fair Value at August 31, 2008
(In thousands)
Loans held-for-sale	Level 2	$167,709
Mortgage loan commitments	Level 2	6,924
Forward contracts	Level 2	(4,896)

		$169,737

The Company elected the fair value option for its loans held-for-sale for mortgage loans originated subsequent to February 29, 2008 in accordance with SFAS 159, which permits entities to measure various financial instruments and certain other items at fair value on a contract-by-contract basis. Management believes that the election of the fair value option for loans held-for-sale improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions. In addition, the Company adopted SAB 109 on March 1, 2008, requiring the recognition of the fair value of its rights to service a mortgage loan as revenue upon entering into an interest rate lock loan commitment with a borrower. The fair value of these servicing rights is included in the Company’s loans held-for-sale as of August 31, 2008. Prior to March 1, 2008, the fair value of the servicing rights was not recognized until the related loan was sold. Fair value of the servicing rights is determined based on values in the Company’s servicing sales contracts. At August 31, 2008, loans held-for-sale, all of which were accounted for at fair value, had an aggregate fair value of $167.7 million and an aggregate outstanding principal balance of $165.6 million.

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

Unconsolidated Entities

At August 31, 2008, the Company had investments in and advances to unconsolidated entities established to acquire and develop land for sale to the Company in connection with its homebuilding operations, for sale to third parties or for the construction of homes for sale to third-party homebuyers. The Company evaluated all agreements under FIN 46R during the nine months ended August 31, 2008 that were entered into or had reconsideration events, and it consolidated entities that at August 31, 2008 had total combined assets and liabilities of $479.1 million and $110.2 million, respectively.

At August 31, 2008 and November 30, 2007, the Company’s recorded investment in unconsolidated entities was $799.2 million and $934.3 million, respectively. The Company’s estimated maximum exposure to loss with regard to unconsolidated entities is primarily its recorded investment in these entities and the exposure under the guarantees discussed in Note 3.

Option Contracts

In the Company’s homebuilding operations, the Company obtains access to land through option contracts, which generally enables it to control portions of properties owned by third parties (including land funds) and unconsolidated entities until the Company has determined whether to exercise the option.

A majority of the Company’s option contracts require a non-refundable cash deposit or irrevocable letter of credit based on a percentage of the purchase price of the land. The Company’s option contracts sometimes include price adjustment provisions, which adjust the purchase price of the land to its approximate fair value at the time of acquisition, or are based on the fair value of the land at the time of takedown.

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

When the Company does not intend to exercise an option, it writes off any unapplied deposit and pre-acquisition costs associated with the option contract. For the three months ended August 31, 2008 and August 31, 2007, the Company wrote-off $10.9 million and $242.5 million, respectively, of option deposits and pre-acquisition costs related to land under option that it does not intend to purchase. For the nine months ended August 31, 2008 and August 31, 2007, the Company wrote off $34.3 million and

$312.4 million, respectively, of option deposits and pre-acquisition costs related to land under option that it does not intend to purchase.

The table below indicates the number of homesites owned and homesites to which the Company had access through option contracts with third parties (“optioned”) or unconsolidated joint ventures in which the Company has investments (“JVs”) (i.e., controlled homesites) at August 31, 2008 and 2007:

	Controlled Homesites
	Optioned	JVs	Total	Owned Homesites	Total Homesites
August 31, 2008
East	9,416	5,676	15,092	26,813	41,905
Central	3,158	8,791	11,949	22,390	34,339
West	1,370	24,183	25,553	18,547	44,100
Other	768	733	1,501	8,512	10,013

Total homesites	14,712	39,383	54,095	76,262	130,357

	Controlled Homesites
	Optioned	JVs	Total	Owned Homesites	Total Homesites
August 31, 2007
East	24,595	14,921	39,516	33,905	73,421
Central	10,540	26,854	37,394	19,732	57,126
West	4,028	34,745	38,773	22,041	60,814
Other	3,575	1,719	5,294	10,734	16,028

Total homesites	42,738	78,239	120,977	86,412	207,389

The Company evaluated all option contracts for land when entered into or upon a reconsideration event and determined it was the primary beneficiary of certain of these option contracts. Although the Company does not have legal title to the optioned land, under FIN 46R, the Company, if it is deemed to be the primary beneficiary, is required to consolidate the land under option at the purchase price of the optioned land. During the nine months ended August 31, 2008, the effect of the consolidation of these option contracts was an increase of $29.1 million to consolidated inventory not owned with a corresponding increase to liabilities related to consolidated inventory not owned in the Company’s condensed consolidated balance sheet as of August 31, 2008. This increase was offset primarily by the Company exercising its options to acquire land under certain contracts previously consolidated, resulting in a net decrease in consolidated inventory not owned of $120.3 million. To reflect the purchase price of the inventory consolidated under FIN 46R, the Company reclassified $2.5 million of related option deposits from land under development to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of August 31, 2008. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and the Company’s cash deposits.

The Company’s exposure to loss related to its option contracts with third parties and unconsolidated entities consisted of its non-refundable option deposits and pre-acquisition costs totaling $253.4 million and $317.1 million, respectively, at August 31, 2008 and November 30, 2007. Additionally, the Company had posted $97.2 million and $193.3 million, respectively, of letters of credit in lieu of cash deposits under certain option contracts as of August 31, 2008 and November 30, 2007.

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

Condensed Consolidating Balance Sheet

August 31, 2008

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Homebuilding:
Cash and cash equivalents, restricted cash and receivables, net	$760,790	181,042	22,193	—	964,025
Inventories	—	4,276,250	499,336	—	4,775,586
Investments in unconsolidated entities	—	776,386	22,803	—	799,189
Other assets	1,025,434	78,811	2,185	—	1,106,430
Investments in subsidiaries	4,383,847	840,788	—	(5,224,635)	—

	6,170,071	6,153,277	546,517	(5,224,635)	7,645,230
Financial services	—	10,303	571,427	—	581,730

Total assets	$6,170,071	6,163,580	1,117,944	(5,224,635)	8,226,960

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable and other liabilities	$290,326	903,862	91,242	—	1,285,430
Liabilities related to consolidated inventory not owned	—	610,626	—	—	610,626
Senior notes and other debts payable	2,176,160	66,226	96,311	—	2,338,697
Intercompany	271,687	196,057	(467,744)	—	—

	2,738,173	1,776,771	(280,191)	—	4,234,753
Financial services	—	2,962	382,367	—	385,329

Total liabilities	2,738,173	1,779,733	102,176	—	4,620,082
Minority interest	—	—	174,980	—	174,980
Stockholders’ equity	3,431,898	4,383,847	840,788	(5,224,635)	3,431,898

Total liabilities and stockholders’ equity	$6,170,071	6,163,580	1,117,944	(5,224,635)	8,226,960

(18)	Supplemental Financial Information – (Continued)

Condensed Consolidating Balance Sheet

November 30, 2007

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Homebuilding:
Cash and cash equivalents, restricted cash and receivables, net	$499,272	380,226	6,089	—	885,587
Inventories	—	4,359,217	141,186	—	4,500,403
Investments in unconsolidated entities	—	920,105	14,166	—	934,271
Other assets	1,660,426	83,252	999	—	1,744,677
Investments in subsidiaries	4,835,490	448,755	—	(5,284,245)	—

	6,995,188	6,191,555	162,440	(5,284,245)	8,064,938
Financial services	—	14,899	1,022,910	—	1,037,809

Total assets	$6,995,188	6,206,454	1,185,350	(5,284,245)	9,102,747

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable and other liabilities	$206,725	1,255,810	43,390	—	1,505,925
Liabilities related to consolidated inventory not owned	—	719,081	—	—	719,081
Senior notes and other debts payable	2,174,418	24,903	96,115	—	2,295,436
Intercompany	791,926	(629,134)	(162,792)	—	—

	3,173,069	1,370,660	(23,287)	—	4,520,442
Financial services	—	304	731,354	—	731,658

Total liabilities	3,173,069	1,370,964	708,067	—	5,252,100
Minority interest	—	—	28,528	—	28,528
Stockholders’ equity	3,822,119	4,835,490	448,755	(5,284,245)	3,822,119

Total liabilities and stockholders’ equity	$6,995,188	6,206,454	1,185,350	(5,284,245)	9,102,747

(18)	Supplemental Financial Information – (Continued)

Condensed Consolidating Statement of Operations

Three Months Ended August 31, 2008

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Homebuilding	$—	1,014,296	1,860	—	1,016,156
Financial services	—	2,240	105,423	(17,279)	90,384

Total revenues	—	1,016,536	107,283	(17,279)	1,106,540

Costs and expenses:
Homebuilding	—	1,055,890	1,836	(3,546)	1,054,180
Financial services	—	1,447	112,804	(11,006)	103,245
Corporate general and administrative	34,047	—	—	—	34,047

Total costs and expenses	34,047	1,057,337	114,640	(14,552)	1,191,472

Equity in loss from unconsolidated entities	—	(10,958)	—	—	(10,958)
Management fees and other expense, net	(2,727)	(52,228)	—	2,727	(52,228)
Minority interest income, net	—	—	9,016	—	9,016

Earnings (loss) before (provision) benefit for income taxes	(36,774)	(103,987)	1,659	—	(139,102)
(Provision) benefit for income taxes	13,265	37,473	(600)	—	50,138
Equity in earnings (loss) from subsidiaries	(65,455)	1,059	—	64,396	—

Net earnings (loss)	$(88,964)	(65,455)	1,059	64,396	(88,964)

Condensed Consolidating Statement of Operations

Three Months Ended August 31, 2007

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Homebuilding	$—	2,216,755	12,433	—	2,229,188
Financial services	—	2,305	123,699	(13,339)	112,665

Total revenues	—	2,219,060	136,132	(13,339)	2,341,853

Costs and expenses:
Homebuilding	—	2,860,636	20,803	(4,295)	2,877,144
Financial services	—	2,078	123,957	(8,125)	117,910
Corporate general and administrative	44,700	—	—	—	44,700

Total costs and expenses	44,700	2,862,714	144,760	(12,420)	3,039,754

Equity in loss from unconsolidated entities	—	(127,409)	—	—	(127,409)
Management fees and other expense, net	(919)	(10,511)	—	919	(10,511)
Minority interest expense, net	—	—	(1,822)	—	(1,822)

Loss before benefit for income taxes	(45,619)	(781,574)	(10,450)	—	(837,643)
Benefit for income taxes	18,954	301,527	3,310	—	323,791
Equity in loss from subsidiaries	(487,187)	(7,140)	—	494,327	—

Net loss	$(513,852)	(487,187)	(7,140)	494,327	(513,852)

(18)	Supplemental Financial Information – (Continued)

Condensed Consolidating Statement of Operations

Nine Months Ended August 31, 2008

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Homebuilding	$—	3,050,362	5,518	596	3,056,476
Financial services	—	4,370	292,423	(55,900)	240,893

Total revenues	—	3,054,732	297,941	(55,304)	3,297,369

Costs and expenses:
Homebuilding	—	3,235,705	6,135	(8,558)	3,233,282
Financial services	—	3,567	302,380	(39,487)	266,460
Corporate general and administrative	98,453	—	—	—	98,453

Total costs and expenses	98,453	3,239,272	308,515	(48,045)	3,598,195

Equity in loss from unconsolidated entities	—	(52,857)	—	—	(52,857)
Management fees and other expense, net	(7,259)	(121,895)	—	7,259	(121,895)
Minority interest income, net	—	—	9,000	—	9,000

Loss before benefit for income taxes	(105,712)	(359,292)	(1,574)	—	(466,578)
Benefit for income taxes	38,174	129,740	568	—	168,482
Equity in loss from subsidiaries	(230,558)	(1,006)	—	231,564	—

Net loss	$(298,096)	(230,558)	(1,006)	231,564	(298,096)

Condensed Consolidating Statement of Operations

Nine Months Ended August 31, 2007

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Homebuilding	$—	7,591,670	42,498	—	7,634,168
Financial services	—	8,034	404,504	(36,830)	375,708

Total revenues	—	7,599,704	447,002	(36,830)	8,009,876

Costs and expenses:
Homebuilding	—	8,585,063	51,347	(7,803)	8,628,607
Financial services	—	20,958	369,848	(39,932)	350,874
Corporate general and administrative	137,436	—	—	—	137,436

Total costs and expenses	137,436	8,606,021	421,195	(47,735)	9,116,917

Gain on recapitalization of unconsolidated entity	—	175,879	—	—	175,879
Equity in loss from unconsolidated entities	—	(168,137)	—	—	(168,137)
Management fees and other income (expense), net	10,905	(9,501)	—	(10,905)	(9,501)
Minority interest expense, net	—	—	(3,190)	—	(3,190)

Earnings (loss) before (provision) benefit for income taxes	(126,531)	(1,008,076)	22,617	—	(1,111,990)
(Provision) benefit for income taxes	48,082	383,068	(8,594)	—	422,556
Equity in earnings (loss) from subsidiaries	(610,985)	14,023	—	596,962	—

Net earnings (loss)	$(689,434)	(610,985)	14,023	596,962	(689,434)

(18)	Supplemental Financial Information – (Continued)

Condensed Consolidating Statement of Cash Flows

Nine Months Ended August 31, 2008

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net loss	$(298,096)	(230,558)	(1,006)	231,564	(298,096)
Adjustments to reconcile net loss to net cash provided by operating activities	567,908	728,759	87,361	(231,564)	1,152,464

Net cash provided by operating activities	269,812	498,201	86,355	—	854,368

Cash flows from investing activities:
Increase in investments in unconsolidated entities, net	—	(263,406)	—	—	(263,406)
Other	(691)	(3,694)	11,539	—	7,154

Net cash provided by (used in) investing activities	(691)	(267,100)	11,539	—	(256,252)

Cash flows from financing activities:
Net repayments under financial services debt	—	—	(347,272)	—	(347,272)
Net repayments on other borrowings	—	(46,570)	(82,460)	—	(129,030)
Exercise of land option contracts from an unconsolidated land investment venture	—	(44,146)	—	—	(44,146)
Net receipts related to minority interests	—	—	145,089	—	145,089
Common stock:
Issuances	224	—	—	—	224
Repurchases	(1,686)	—	—	—	(1,686)
Dividends	(77,073)	—	—	—	(77,073)
Intercompany	70,498	(202,629)	132,131	—	—

Net cash used in financing activities	(8,037)	(293,345)	(152,512)	—	(453,894)

Net increase (decrease) in cash and cash equivalents	261,084	(62,244)	(54,618)	—	144,222
Cash and cash equivalents at beginning of period	497,384	139,733	158,077	—	795,194

Cash and cash equivalents at end of period	$758,468	77,489	103,459	—	939,416

(18)	Supplemental Financial Information – (Continued)

Condensed Consolidating Statement of Cash Flows

Nine Months Ended August 31, 2007

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net earnings (loss)	$(689,434)	(610,985)	14,023	596,962	(689,434)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities	(1,029,147)	1,455,441	681,501	(537,962)	569,833

Net cash provided by (used in) operating activities	(1,718,581)	844,456	695,524	59,000	(119,601)

Cash flows from investing activities:
Decrease in investments in unconsolidated entities, net	—	3,109	—	—	3,109
Distributions in excess of investment in unconsolidated entity	—	354,644	—	—	354,644
Other	(1,355)	(20,916)	21,068	—	(1,203)

Net cash provided by (used in) investing activities	(1,355)	336,837	21,068	—	356,550

Cash flows from financing activities:
Net repayments under financial services debt	—	—	(596,914)	—	(596,914)
Net borrowings under revolving credit facility	300,000	—	—	—	300,000
Repayment of senior floating-rate notes due 2009	(300,000)	—	—	—	(300,000)
Net proceeds (repayments) on other borrowings	59,000	5,491	(77,970)	(59,000)	(72,479)
Net payments related to minority interests	—	—	(39,463)	—	(39,463)
Excess tax benefits from share-based awards	4,322	—	—	—	4,322
Common stock:
Issuances	20,098	—	—	—	20,098
Repurchases	(3,884)	—	—	—	(3,884)
Dividends	(75,835)	—	—	—	(75,835)
Intercompany	1,318,635	(1,309,796)	(8,839)	—	—

Net cash provided by (used in) financing activities	1,322,336	(1,304,305)	(723,186)	(59,000)	(764,155)

Net decrease in cash and cash equivalents	(397,600)	(123,012)	(6,594)	—	(527,206)
Cash and cash equivalents at beginning of period	420,845	218,453	139,021	—	778,319

Cash and cash equivalents at end of period	$23,245	95,441	132,427	—	251,113

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Outlook

The weakness in the housing market accelerated during our third quarter as a result of increased foreclosures, weakened consumer confidence and tightened mortgage lending standards. With the U.S. housing inventory growing in excess of absorption and declining consumer confidence, the prospect of further deterioration in the homebuilding industry will likely become reality absent further Federal government action. If there is further deterioration in market conditions, this may lead to a further increase in the supply of new and existing homes that are for sale as a result of decreased absorption levels and increased foreclosures.

Our backlog dollar value at August 31, 2008 decreased 53% year over year to $1.0 billion. Despite our continued use of sales incentives, our new orders have decreased 42% and 48%, respectively, during the three and nine months ended August 31, 2008, compared to the same periods last year. Our cancellation rate increased to 27% during the third quarter from 22% during the second quarter of 2008, but was lower than the 32% experienced during the third quarter of 2007.

Despite the current housing market, we have made significant progress to improve our basic operations during the first three quarters of 2008. We have reduced our unsold completed inventory by 50% year over year. We continue to focus on the execution of an efficient homebuilding model through the repositioning of our product to meet today’s consumer demand and by reducing our construction and overhead costs. Our S,G&A expenses are down 49% year over year. We continue to reduce the number of our joint ventures and have also reduced our maximum joint venture recourse debt by approximately $1.1 billion from its peak level in 2006, a decrease of over 64%.

We believe that the fourth quarter of 2008 will likely remain challenging. However, our well-positioned balance sheet and properly scaled operations should help us navigate the current downturn as a leaner and more efficient homebuilder.

(1)	Results of Operations

Overview

We historically have experienced, and expect to continue to experience, variability in quarterly results. Our results of operations for the three and nine months ended August 31, 2008 are not necessarily indicative of the results to be expected for the full year.

Our net loss was $89.0 million, or $0.56 per diluted share, in the third quarter of 2008, compared to a net loss of $513.9 million, or $3.25 per diluted share, in the third quarter of 2007. Our net loss was $298.1 million, or $1.88 per diluted share, during the nine months ended August 31, 2008, compared to a net loss of $689.4 million, or $4.37 per diluted share, during the nine months ended August 31, 2007. The current year net loss was attributable to weakness in the housing market that accelerated during the third quarter of 2008 and has impacted all of our operations. Our gross margin increased due to our lower inventory basis and continued focus on repositioning our product and reducing construction costs, despite Statement of Financial Accounting Standards No. 144, Accounting for the Impairment of Long-lived Assets, (“SFAS 144”) valuation adjustments and a decrease in the average sales price of homes delivered during the three and nine months ended August 31, 2008, compared to the same periods last year.

Financial information relating to our operations was as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
(In thousands)	2008	2007	2008	2007
Homebuilding revenues:
Sales of homes	$995,731	2,169,443	2,967,651	7,479,322
Sales of land	20,425	59,745	88,825	154,846

Total homebuilding revenues	1,016,156	2,229,188	3,056,476	7,634,168

Homebuilding costs and expenses:
Cost of homes sold	848,609	2,168,446	2,595,468	6,924,224
Cost of land sold	49,273	404,444	149,526	634,808
Selling, general and administrative	156,298	304,254	488,288	1,069,575

Total homebuilding costs and expenses	1,054,180	2,877,144	3,233,282	8,628,607

Gain on recapitalization of unconsolidated entity	—	—	—	175,879
Equity in loss from unconsolidated entities	(10,958)	(127,409)	(52,857)	(168,137)
Management fees and other expense, net	(52,228)	(10,511)	(121,895)	(9,501)
Minority interest income (expense), net	9,016	(1,822)	9,000	(3,190)

Homebuilding operating loss	$(92,194)	(787,698)	(342,558)	(999,388)

Financial services revenues	$90,384	112,665	240,893	375,708
Financial services costs and expenses	(103,245)	(117,910)	(266,460)	(350,874)

Financial services operating earnings (loss)	$(12,861)	(5,245)	(25,567)	24,834

Total operating loss	$(105,055)	(792,943)	(368,125)	(974,554)
Corporate general and administrative expenses	(34,047)	(44,700)	(98,453)	(137,436)

Loss before benefit for income taxes	$(139,102)	(837,643)	(466,578)	(1,111,990)

Three Months Ended August 31, 2008 versus Three Months Ended August 31, 2007

Revenues from home sales decreased 54% in the third quarter of 2008 to $995.7 million from $2.2 billion in 2007. Revenues were lower primarily due to a 49% decrease in the number of home deliveries and a 9% decrease in the average sales price of homes delivered in 2008. New home deliveries, excluding unconsolidated entities, decreased to 3,694 homes in the third quarter of 2008 from 7,266 homes last year. In the third quarter of 2008, new home deliveries were lower in each of our homebuilding segments and

Homebuilding Other, compared to 2007. The average sales price of homes delivered decreased to $270,000 in the third quarter of 2008 from $296,000 in the same period last year, due to reduced pricing. Sales incentives offered to homebuyers were $45,900 and $46,000 per home delivered, respectively, in the third quarter of 2008 and 2007.

Gross margins on home sales excluding SFAS 144 valuation adjustments were $179.4 million, or 18.0%, in the third quarter of 2008, compared to $304.1 million, or 14.0%, in the third quarter of 2007. Gross margin percentage on home sales, excluding SFAS 144 valuation adjustments, improved compared to last year, primarily due to our lower inventory basis and continued focus on repositioning our product and reducing construction costs. The largest gross margin percentage improvement was experienced in our Homebuilding East segment. Gross margins on home sales were $147.1 million, or 14.8%, in the third quarter of 2008, which included $32.3 million of SFAS 144 valuation adjustments, compared to gross margins on home sales of $1.0 million, or 0.0%, in the third quarter of 2007, which included $303.1 million of SFAS 144 valuation adjustments. Gross margins on home sales excluding SFAS 144 valuation adjustments is a non-GAAP financial measure disclosed by certain of our competitors and has been presented because we find it useful in evaluating our performance and believe that it helps readers of our financial statements compare our operations with those of our competitors.

Homebuilding interest expense (primarily included in cost of homes sold and cost of land sold) was $27.6 million in the third quarter of 2008, compared to $40.3 million in 2007. The decrease in interest expense was due to lower interest costs resulting from lower average debt during the third quarter of 2008, as well as decreased deliveries during the third quarter of 2008, compared to the third quarter of 2007.

Selling, general and administrative expenses were reduced by $148.0 million, or 49%, in the third quarter of 2008, compared to the same period last year, primarily due to reductions in associate headcount, variable selling expense and fixed costs. As a percentage of revenues from home sales, selling, general and administrative expenses increased to 15.7% in the third quarter of 2008, from 14.0% in 2007, which was due to lower revenues.

Losses on land sales totaled $28.8 million in the third quarter of 2008, which included $21.4 million of SFAS 144 valuation adjustments and $10.9 million of write-offs of deposits and pre-acquisition costs related to approximately 900 homesites under option that we do not intend to purchase. In the third quarter of 2007, losses on land sales totaled $344.7 million, which included $114.6 million of SFAS 144 valuation adjustments and $242.5 million of write-offs of deposits and pre-acquisition costs related to approximately 15,000 homesites that were under option.

Equity in loss from unconsolidated entities was $11.0 million in the third quarter of 2008, which included $2.9 million of SFAS 144 valuation adjustments related to assets of unconsolidated entities in which we have investments, compared to equity in loss from unconsolidated entities of $127.4 million in the third quarter of 2007, which included $138.7 million of SFAS 144 valuation adjustments related to assets of unconsolidated entities in which we have investments.

Management fees and other expense, net, totaled $52.2 million in the third quarter of 2008, which included $40.0 million of APB 18 valuation adjustments to our investments in unconsolidated entities and $5.6 million of write-offs of notes receivable, compared to management fees and other expense, net, of $10.5 million in the third quarter of 2007, which included $32.1 million of APB 18 valuation adjustments to our investments in unconsolidated entities and $16.5 million of goodwill write-offs, partially offset by the recognition of $24.7 million of profit deferred at the time of the recapitalization of the LandSource joint venture.

Minority interest income (expense), net was $9.0 million in the third quarter of 2008, which included $7.9 million of minority interest income as a result of a $15.9 million SFAS 144 valuation adjustment to inventory of a 50%-owned consolidated joint venture, compared to minority interest income (expense), net of ($1.8) million in the third quarter of 2007.

Sales of land, equity in loss from unconsolidated entities, management fees and other expense, net and minority interest income (expense), net may vary significantly from period to period depending on the timing of land sales and other transactions entered into by us and unconsolidated entities in which we have investments.

Operating loss for the Financial Services segment was $12.9 million in the third quarter of 2008, compared to an operating loss of $5.2 million in the same period last year. The operating loss was due to a $27.2 million write-off of goodwill related to the segment’s mortgage operations. This loss was partially offset by increased profitability in the mortgage operations primarily due to higher profits per loan resulting from an increase in FHA loans. There were $9.3 million in write-offs of land seller notes receivable in third quarter of 2007, compared to no write-offs of land seller notes receivable in the third quarter of 2008.

Corporate general and administrative expenses were reduced by $10.7 million, or 24%, in the third quarter of 2008, compared to the same period last year. As a percentage of total revenues, corporate general and administrative expenses increased to 3.1% in the third quarter of 2008, from 1.9% in 2007, due to lower revenues.

Our overall effective rates for income tax benefits were 36.04% and 38.66%, respectively, for the three months ended August 31, 2008 and 2007. The decrease in the effective tax benefit, compared with the same period during 2007, resulted from an increase in items providing no tax benefits relative to our financial results. These items are primarily related to non-deductible incentive stock options. This decrease was also a result of our change in accounting for tax-related interest expense under Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, (“FIN 48”) which reduced our income tax benefit in the third quarter of 2008 from 37.00% to 36.04%. Our effective tax rate may continue to fluctuate due to our change in accounting for tax-related interest expense under FIN 48 and items providing no tax benefits in relationship to actual financial results.

Nine Months Ended August 31, 2008 versus Nine Months Ended August 31, 2007

Revenues from home sales decreased 60% in the nine months ended August 31, 2008 to $3.0 billion from $7.5 billion in 2007. Revenues were lower primarily due to a 56% decrease in the number of home deliveries and an 8% decrease in the average sales price of homes delivered in 2008. New home deliveries, excluding unconsolidated entities, decreased to 10,860 homes in the nine months ended August 31, 2008 from 24,772 homes last year. In the nine months ended August 31, 2008, new home deliveries were lower in each of our homebuilding segments and Homebuilding Other, compared to 2007. The average sales price of homes delivered decreased to $274,000 in the nine months ended August 31, 2008 from $299,000 in 2007, due to reduced pricing. Sales incentives offered to homebuyers were $47,500 per home delivered in the nine months ended August 31, 2008, compared to $45,000 per home delivered in the same period last year.

Gross margins on home sales excluding SFAS 144 valuation adjustments were $504.3 million, or 17.0%, in the nine months ended August 31, 2008, compared to $1.1 billion, or 14.4%, in 2007. Gross margin percentage on home sales, excluding SFAS 144 valuation adjustments, improved compared to last year primarily due to the our lower inventory basis and continued focus on repositioning our product and reducing construction costs. The largest gross margin percentage improvement was experienced in our Homebuilding East segment. Gross margins on home sales were $372.2 million, or 12.5%, in the nine months ended August 31, 2008, which included $132.1 million of SFAS 144 valuation adjustments, compared to gross margins on home sales of $555.1 million, or 7.4%, in the nine months ended August 31,

2007, which included $523.0 million of SFAS 144 valuation adjustments. Gross margins on home sales excluding SFAS 144 valuation adjustments is a non-GAAP financial measure disclosed by certain of our competitors and has been presented because we find it useful in evaluating our performance and believe that it helps readers of our financial statements compare our operations with those of our competitors.

Homebuilding interest expense (primarily included in cost of homes sold and cost of land sold) was $98.0 million in the nine months ended August 31, 2008, compared to $155.7 million in the same period last year. The decrease in interest expense was due to lower interest costs resulting from lower average debt during the nine months ended August 31, 2008, as well as decreased deliveries during the nine months ended August 31, 2008, compared to the same period last year. Our homebuilding debt to total capital ratio as of August 31, 2008 was 40.5%, compared to 33.5% as of August 31, 2007. Our net homebuilding debt to total capital ratio as of August 31, 2008 was 30.2%, compared to 32.4% as of August 31, 2007. Net homebuilding debt to total capital ratio consists of net homebuilding debt (homebuilding debt less homebuilding cash) divided by total capital (net homebuilding debt plus stockholders’ equity).

Selling, general and administrative expenses were reduced by $581.3 million, or 54%, in the nine months ended August 31, 2008, compared to the same period last year, primarily due to reductions in associate headcount, variable selling expense and fixed costs. As a percentage of revenues from home sales, selling, general and administrative expenses increased to 16.5% in the nine months ended August 31, 2008, from 14.3% in 2007, which was due to lower revenues.

Losses on land sales totaled $60.7 million in the nine months ended August 31, 2008, which included $39.0 million of SFAS 144 valuation adjustments and $34.3 million of write-offs of deposits and pre-acquisition costs related to approximately 5,500 homesites under option that we do not intend to purchase. In the nine months ended August 31, 2007, losses on land sales totaled $480.0 million, which included $197.2 million of SFAS 144 valuation adjustments and $312.4 million of write-offs of deposits and pre-acquisition costs related to approximately 24,400 homesites that were under option.

Equity in loss from unconsolidated entities was $52.9 million in the nine months ended August 31, 2008, which included $29.9 million of SFAS 144 valuation adjustments related to assets of unconsolidated entities in which we have investments, compared to equity in loss from unconsolidated entities of $168.1 million in the nine months ended August 31, 2007, which included $172.7 million of SFAS 144 valuation adjustments related to assets of unconsolidated entities in which the we have investments.

Management fees and other expense, net totaled $121.9 million in the nine months ended August 31, 2008, which included $116.5 million of APB 18 valuation adjustments to our investments in unconsolidated entities and $5.6 million of write-offs of notes receivable, compared to management fees and other expense, net of $9.5 million in the nine months ended August 31, 2007, which included $46.4 million of APB 18 valuation adjustments to our investments in unconsolidated entities and $16.5 million of goodwill write-offs, partially offset by the recognition of $24.7 million of profit deferred at the time of the recapitalization of the LandSource joint venture.

Minority interest income (expense), net was $9.0 million in the nine months ended August 31, 2008, which included $7.9 million of minority interest income as a result of a $15.9 million SFAS 144 valuation adjustment to inventory of a 50%-owned consolidated joint venture, compared to minority interest income (expense), net of ($3.2) million in the nine months ended August 31, 2007.

Sales of land, equity in loss from unconsolidated entities, management fees and other expense, net and minority interest income (expense), net may vary significantly from period to period depending on the timing of land sales and other transactions entered into by us and unconsolidated entities in which we have investments.

Operating loss for the Financial Services segment was $25.6 million in the nine months ended August 31, 2008, compared to operating earnings of $24.8 million in the same period last year. The decline in profitability was primarily due to a goodwill write-off of $27.2 million related to the segment’s mortgage operations and lower transactions in the segment’s title and mortgage operations, compared to last year as a result of the overall weakness in the housing market. There were $27.9 million in write-offs of land seller notes receivables during the nine months ended August 31, 2007, compared to no write-offs of land seller notes receivables during the nine months ended August 31, 2008.

Corporate general and administrative expenses were reduced by $39.0 million, or 28%, for the nine months ended August 31, 2008, compared to 2007. As a percentage of total revenues, corporate general and administrative expenses increased to 3.0% in the nine months ended August 31, 2008, from 1.7% in the same period last year, due to lower revenues.

Our overall effective rates for income tax benefits were 36.11% and 38.00%, respectively, for the nine months ended August 31, 2008 and 2007. The decrease in the effective tax benefit, compared with the same period during 2007, resulted from an increase in items providing no tax benefits relative to our financial results. These items are primarily related to non-deductible incentive stock options. This decrease was also a result of our change in accounting for tax-related interest expense under FIN 48 which reduced our income tax benefit for the nine months ended August 31, 2008 from 37.00% to 36.11%. Our effective tax rate may continue to fluctuate due to our change in accounting for tax-related interest expense under FIN 48 and items providing no tax benefits in relationship to actual financial results.

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

At August 31, 2008, our reportable homebuilding segments and Homebuilding Other consisted of homebuilding divisions located in the following states:

East: Florida, Maryland, New Jersey and Virginia

Central: Arizona, Colorado and Texas

West: California and Nevada

Other: Illinois, Minnesota, New York, North Carolina and South Carolina

The following tables set forth selected financial and operational information related to our homebuilding operations for the periods indicated:

Selected Financial and Operational Data

	Three Months Ended August 31,		Nine Months Ended August 31,
(In thousands)	2008	2007	2008	2007
Revenues:

East:
Sales of homes	$306,415	554,191	878,856	2,130,210
Sales of land	11,956	12,284	19,317	26,387

Total East	318,371	566,475	898,173	2,156,597

Central:
Sales of homes	263,504	565,017	774,930	1,898,349
Sales of land	3,276	8,661	23,329	32,717

Total Central	266,780	573,678	798,259	1,931,066

West:
Sales of homes	320,943	825,864	1,000,056	2,726,608
Sales of land	2,804	25,612	28,621	70,840

Total West	323,747	851,476	1,028,677	2,797,448

Other:
Sales of homes	104,869	224,371	313,809	724,155
Sales of land	2,389	13,188	17,558	24,902

Total Other	107,258	237,559	331,367	749,057

Total homebuilding revenues	$1,016,156	2,229,188	3,056,476	7,634,168

	Three Months Ended August 31,		Nine Months Ended August 31,
(In thousands)	2008	2007	2008	2007
Operating earnings (loss):

East:
Sales of homes	$22,787	(112,668)	(824)	(267,007)
Sales of land	(18,742)	(69,102)	(29,619)	(127,001)
Equity in loss from unconsolidated entities	(3,262)	(7,224)	(30,275)	(7,675)
Management fees and other expense, net	(4,683)	(12,642)	(15,092)	(12,635)
Minority interest income (expense), net	8,999	(1,320)	9,597	(3,160)

Total East	5,099	(202,956)	(66,213)	(417,478)

Central:
Sales of homes	(3,680)	(23,598)	(23,979)	4,337
Sales of land	(1,370)	(56,811)	(10,918)	(68,978)
Equity in earnings (loss) from unconsolidated entities	60	(9,889)	298	(7,028)
Management fees and other income (expense), net	(1,179)	(7,287)	891	(7,081)
Minority interest expense, net	—	(86)	(465)	(63)

Total Central	(6,169)	(97,671)	(34,173)	(78,813)

West:
Sales of homes	(30,250)	(140,927)	(80,616)	(215,280)
Sales of land	(5,794)	(176,871)	(15,997)	(221,012)
Gain on recapitalization of unconsolidated entity	—	—	—	175,879
Equity in loss from unconsolidated entities	(7,474)	(109,727)	(21,997)	(154,101)
Management fees and other income (expense), net	(24,256)	24,872	(87,770)	23,057
Minority interest income (expense), net	17	(836)	18	(1,079)

Total West	(67,757)	(403,489)	(206,362)	(392,536)

Other:
Sales of homes	1,967	(26,064)	(10,686)	(36,527)
Sales of land	(2,942)	(41,915)	(4,167)	(62,971)
Equity in earnings (loss) from unconsolidated entities	(282)	(569)	(883)	667
Management fees and other expense, net	(22,110)	(15,454)	(19,924)	(12,842)
Minority interest income (expense), net	—	420	(150)	1,112

Total Other	(23,367)	(83,582)	(35,810)	(110,561)

Total homebuilding operating loss	$(92,194)	(787,698)	(342,558)	(999,388)

Summary of Homebuilding Data

	Three Months Ended August 31,		At or for the Nine Months Ended August 31,
	2008	2007	2008	2007
Deliveries
East	1,197	2,089	3,440	7,753
Central	1,319	2,739	3,782	9,137
West	885	2,043	2,874	6,884
Other	390	765	1,121	2,465

Total	3,791	7,636	11,217	26,239

Of the total deliveries listed above, 97 and 357, respectively, represent deliveries from unconsolidated entities for the three and nine months ended August 31, 2008, compared to 370 and 1,467 deliveries in the same periods last year.

New Orders
East	944	1,552	3,190	6,295
Central	1,241	2,064	3,778	7,073
West	870	1,591	2,762	5,347
Other	332	597	1,098	2,277

Total	3,387	5,804	10,828	20,992

Of the total new orders listed above, 50 and 212, respectively, represent new orders from unconsolidated entities for the three and nine months ended August 31, 2008, compared to 232 and 968 new orders in the same periods last year.

Backlog – Homes
East			1,541	2,687
Central			870	1,534
West			770	1,454
Other			373	692

Total			3,554	6,367

Of the total homes in backlog listed above, 132 represents homes in backlog from unconsolidated entities at August 31, 2008, compared to 550 homes in backlog at August 31, 2007.

Backlog – Dollar Value (In thousands)
East			$416,889	922,909
Central			187,789	340,236
West			306,975	686,393
Other			136,031	276,510

Total			$1,047,684	2,226,048

Of the total dollar value of homes in backlog listed above, $66,768 represents the backlog dollar value from unconsolidated entities at August 31, 2008, compared to $268,698 of backlog dollar value at August 31, 2007.

Backlog represents the number of homes under sales contracts. Homes are sold using sales contracts, which are generally accompanied by sales deposits. In some instances, purchasers are permitted to cancel sales contracts if they fail to qualify for financing or under certain other circumstances. We experienced cancellation rates in our homebuilding segments and Homebuilding Other as follows:

	Three months ended
	August 31, 2008	May 31, 2008	August 31, 2007
Cancellation Rates
East	34%	27%	39%
Central	25%	22%	29%
West	25%	19%	29%
Other	22%	15%	23%

Total	27%	22%	32%

Three Months Ended August 31, 2008 versus Three Months Ended August 31, 2007

Homebuilding East: Homebuilding revenues decreased for the three months ended August 31, 2008, compared to the same period last year, primarily due to a decrease in the number of home deliveries in all the states in this segment and a decrease in the average sales price of homes delivered in Florida, Maryland and Virginia. Gross margins on home sales excluding SFAS 144 valuation adjustments were $67.1 million, or 21.9%, for the three months ended August 31, 2008, compared to $78.6 million, or 14.2%, for the same period last year. Gross margin percentage increased compared to last year due to our lower inventory basis and continued focus on reducing costs, despite higher sales incentives offered to homebuyers as a percent of home sales revenue (17.0% in 2008, compared to 16.0% in 2007). Gross margins on home sales were $58.4 million, or 19.1%, in 2008, including SFAS 144 valuation adjustments of $8.7 million, compared to gross margins on home sales of ($13.9) million, or (2.5%), in 2007, including $92.5 million of SFAS 144 valuation adjustments.

Losses on land sales were $18.7 million for the three months ended August 31, 2008 (including $0.8 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $19.3 million of SFAS 144 valuation adjustments), compared to losses on land sales of $69.1 million during the same period last year (including $44.6 million of write-offs of deposits and pre-acquisition costs related to land that was under option and $32.2 million of SFAS 144 valuation adjustments).

Homebuilding Central: Homebuilding revenues decreased for the three months ended August 31, 2008, compared to the same period last year, primarily due to a decrease in the number of home deliveries in all the states in this segment. Gross margins on home sales excluding SFAS 144 valuation adjustments were $39.6 million, or 15.0%, for the three months ended August 31, 2008, compared to $81.6 million, or 14.4%, for the same period last year. Gross margin percentage increased compared to last year due to our lower inventory basis and continued focus on reducing costs despite higher sales incentives offered to homebuyers (12.8% in 2008, compared to 11.1% in 2007). Gross margins on home sales were $36.8 million, or 14.0%, in 2008 including SFAS 144 valuation adjustments of $2.7 million, compared to gross margins on home sales of $46.0 million, or 8.1%, in 2007, including $35.6 million of SFAS 144 valuation adjustments.

Losses on land sales were $1.4 million for the three months ended August 31, 2008 (including $1.7 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $1.2 million of SFAS 144 valuation adjustments), compared to losses on land sales of $56.8 million during the same period last year (including $38.2 million of write-offs of deposits and pre-acquisition costs related to land that was under option and $16.3 million of SFAS 144 valuation adjustments).

Homebuilding West: Homebuilding revenues decreased for the three months ended August 31, 2008, compared to the same period last year, primarily due to a decrease in the number of home deliveries and average sales price of homes delivered in all of the states in this segment. Gross margins on home sales excluding SFAS 144 valuation adjustments were $52.0 million, or 16.2%, for the three months ended August 31, 2008, compared to $111.1 million, or 13.5%, for the same period last year. Gross margin percentage increased compared to last year due to our lower inventory basis, continued focus on reducing costs and lower sales incentives offered to homebuyers (14.2% in 2008, compared to 14.4% in 2007). Gross margins on home sales were $33.1 million, or 10.3%, in 2008, including SFAS 144 valuation adjustments of $18.9 million, compared to gross margins on home sales of ($38.7) million, or (4.7%), in 2007, including $149.9 million of SFAS 144 valuation adjustments.

Losses on land sales were $5.8 million for the three months ended August 31, 2008 (including $5.9 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $0.6 million of SFAS 144 valuation adjustments), compared to losses on land sales of $176.9 million during the same period last year (including $139.7 million of write-offs of deposits and pre-acquisition costs related to land that was under option and $41.2 million of SFAS 144 valuation adjustments).

Homebuilding Other: Homebuilding revenues decreased for the three months ended August 31, 2008, compared to the same period last year, primarily due to a decrease in the number of home deliveries in all states in Homebuilding Other. Gross margins on home sales excluding SFAS 144 valuation adjustments were $20.7 million, or 19.8%, for the three months ended August 31, 2008, compared to $32.8 million, or 14.6%, for the same period last year. Gross margin percentage increased compared to last year due to our lower inventory basis and continued focus on reducing costs, despite higher sales incentives offered to homebuyers (12.1% in 2008, compared to 8.4% in 2007). Gross margins on home sales were $18.8 million, or 17.9%, in 2008, including SFAS 144 valuation adjustments of $2.0 million, compared to gross margins on home sales of $7.7 million, or 3.4%, in 2007, including $25.1 million of SFAS 144 valuation adjustments.

Losses on land sales were $2.9 million for the three months ended August 31, 2008 (including $2.5 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $0.3 million of SFAS 144 valuation adjustments), compared to losses on land sales of $41.9 million during the same period last year (including $20.0 million of write-offs of deposits and pre-acquisition costs related to land that was under option and $24.8 million of SFAS 144 valuation adjustments).

Nine Months Ended August 31, 2008 versus Nine Months Ended August 31, 2007

Homebuilding East: Homebuilding revenues decreased for the nine months ended August 31, 2008, compared to the same period last year, primarily due to a decrease in the number of home deliveries and average sales price of homes delivered in all of the states in this segment. Gross margins on home sales excluding SFAS 144 valuation adjustments were $178.8 million, or 20.3%, for the nine months ended August 31, 2008, compared to $301.0 million, or 14.1%, for the same period last year. Gross margin percentage increased compared to last year due to our lower inventory basis and continued focus on reducing costs, despite higher sales incentives offered to homebuyers (16.9% in 2008, compared to 16.1% in 2007). Gross margins on home sales were $127.8 million, or 14.5%, in 2008, including SFAS 144 valuation adjustments of $51.0 million, compared to gross margins on home sales of $89.1 million, or 4.2%, in 2007, including $211.9 million of SFAS 144 valuation adjustments.

Losses on land sales were $29.6 million for the nine months ended August 31, 2008 (including $11.0 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $21.8 million of SFAS 144 valuation adjustments), compared to losses on land sales of $127.0 million during the same period last year (including $74.3 million of write-offs of deposits and pre-acquisition costs related to land that was under option and $72.3 million of SFAS 144 valuation adjustments).

Homebuilding Central: Homebuilding revenues decreased for the nine months ended August 31, 2008, compared to the same period last year, primarily due to a decrease in the number of home deliveries. Gross margins on home sales excluding SFAS 144 valuation adjustments were $121.5 million, or 15.7%, for the nine months ended August 31, 2008, compared to $311.5 million, or 16.4%, for the same period last year. Gross margin percentage decreased compared to last year primarily due to higher sales incentives offered to homebuyers (12.6% in 2008, compared to 10.8% in 2007). Gross margins on home sales were

$99.6 million, or 12.9%, in 2008, including SFAS 144 valuation adjustments of $21.9 million, compared to gross margins on homes sales of $248.4 million, or 13.1%, in 2007, including $63.1 million of SFAS 144 valuation adjustments.

Losses on land sales were $10.9 million for the nine months ended August 31, 2008 (including $6.6 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $10.9 million of SFAS 144 valuation adjustments), compared to losses on land sales of $69.0 million during the same period last year (including $49.4 million of write-offs of deposits and pre-acquisition costs related to land that was under option and $19.0 million of SFAS 144 valuation adjustments).

Homebuilding West: Homebuilding revenues decreased for the nine months ended August 31, 2008, compared to the same period last year, primarily due to a decrease in the number of home deliveries and average sales price of homes delivered in all of the states in this segment. Gross margins on home sales excluding SFAS 144 valuation adjustments were $152.7 million, or 15.3%, for the nine months ended August 31, 2008, compared to $364.2 million, or 13.4%, for the same period last year. Gross margin percentage increased compared to last year due to our lower inventory basis and continued focus on reducing costs, despite higher sales incentives offered to homebuyers (15.1% in 2008, compared to 13.2% in 2007). Gross margins on home sales were $103.8 million, or 10.4%, in 2008, including SFAS 144 valuation adjustments of $49.0 million, compared to gross margins on home sales of $148.2 million, or 5.4%, in 2007, including $216.1 million of SFAS 144 valuation adjustments.

Losses on land sales were $16.0 million for the nine months ended August 31, 2008 (including $10.1 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $5.4 million of SFAS 144 valuation adjustments), compared to losses on land sales of $221.0 million during the same period last year (including $164.5 million of write-offs of deposits and pre-acquisition costs related to land that was under option and $64.0 million of SFAS 144 valuation adjustments).

Homebuilding Other: Homebuilding revenues decreased for the nine months ended August 31, 2008, compared to the same period last year, primarily due to a decrease in the number of home deliveries in all states in Homebuilding Other and a decrease in the average sales price of homes in all states in Homebuilding Other, except Minnesota. Gross margins on home sales excluding SFAS 144 valuation adjustments were $51.3 million, or 16.3%, for the nine months ended August 31, 2008, compared to $101.4 million, or 14.0%, for the same period last year. Gross margin percentage increased compared to last year due to our lower inventory basis and continued focus on reducing costs, despite higher sales incentives offered to homebuyers (13.3% in 2008, compared to 8.4% in 2007). Gross margins on home sales were $41.0 million, or 13.1%, in 2008, including SFAS 144 valuation adjustments of $10.3 million, compared to gross margins on home sales of $69.5 million, or 9.6%, in 2007, including $31.9 million of SFAS 144 valuation adjustments.

Losses on land sales were $4.2 million for the nine months ended August 31, 2008 (including $6.6 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $0.9 million of SFAS 144 valuation adjustments), compared to losses on land sales of $63.0 million during the same period last year (including $24.2 million of write-offs of deposits and pre-acquisition costs related to land that was under option and $41.8 million of SFAS 144 valuation adjustments).

The SFAS 144 valuation adjustments and write-offs of deposits and pre-acquisition costs in our homebuilding segments and Homebuilding Other resulted primarily from challenging market conditions that persisted during the three and nine months ended August 31, 2008. The SFAS 144 valuation adjustments were calculated based on assumptions of current market conditions and estimates made by our management, which may differ from actual results. Market changes may result in additional inventory valuation adjustments, as well as additional write-offs of option deposits and pre-acquisition costs in the future.

At August 31, 2008 and 2007, we owned 76,262 homesites and 86,412 homesites, respectively, and had access to an additional 54,095 homesites and 120,977 homesites, respectively, through either option contracts with third parties or agreements with unconsolidated entities in which we have investments. At November 30, 2007, we owned 62,801 homesites and had access to an additional 85,870 homesites through either option contracts with third parties or agreements with unconsolidated entities in which we have investments. At August 31, 2008, 4% of the homesites we owned were subject to home purchase contracts. At August 31, 2008 and 2007, our backlog of sales contracts was 3,554 homes ($1.0 billion) and 6,367 homes ($2.2 billion), respectively. The lower backlog was primarily attributable to challenging market conditions that have persisted since the prior year, which resulted in lower new orders in the nine months ended August 31, 2008, compared to the prior year.

Financial Services Segment

The following table presents selected financial data related to our Financial Services segment for the periods indicated:

	Three Months Ended August 31,		Nine Months Ended August 31,
(Dollars in thousands)	2008	2007	2008	2007
Revenues	$90,384	112,665	240,893	375,708
Costs and expenses	103,245	117,910	266,460	350,874

Operating earnings (loss)	$(12,861)	(5,245)	(25,567)	24,834

Dollar value of mortgages originated	$1,045,000	1,831,000	3,182,000	6,099,000

Number of mortgages originated	4,500	7,500	13,500	24,200

Mortgage capture rate of Lennar homebuyers	87%	72%	85%	71%

Number of title and closing service transactions	28,400	34,200	82,600	108,400

Number of title policies issued	20,800	35,100	66,700	114,000

(2)	Financial Condition and Capital Resources

At August 31, 2008, we had cash and cash equivalents related to our homebuilding and financial services operations of $939.4 million, compared to $251.1 million at August 31, 2007.

We finance our land acquisition and development activities, construction activities, financial services activities and general operating needs primarily with cash generated from our operations and public debt issuances, as well as cash borrowed under our revolving credit facility and our warehouse lines of credit.

Operating Cash Flow Activities

In the nine months ended August 31, 2008, cash provided by operating activities totaled $854.4 million, compared to cash used in operating activities of $119.6 million in the same period last year. During the nine months ended August 31, 2008, cash provided by operating activities was positively impacted by the receipt of a cash tax refund of $859.9 million generated by losses incurred prior to fiscal 2008. Throughout the nine months ended August 31, 2008, we remained focused on the delivery of our backlog, curtailing land purchases, restructuring joint ventures, when necessary, and right-sizing our operations.

Investing Cash Flow Activities

Cash used in investing activities totaled $256.3 million in the nine months ended August 31, 2008, compared to cash provided by investing activities of $356.6 million in the same period last year. In the nine months ended August 31, 2008, we contributed $343.8 million of cash to unconsolidated entities, compared to $399.7 million in the same period last year. Our investing activities also included distributions of capital from unconsolidated entities during the nine months ended August 31, 2008 and

2007 of $80.4 million and $402.8 million, respectively. During the nine months ended August 31, 2007, we also received a $354.6 million distribution of our investment in the LandSource unconsolidated entity due to its recapitalization.

We are always looking at the possibility of acquiring homebuilders and other companies. However, at August 31, 2008, we had no agreements or understandings regarding any significant transactions.

Financing Cash Flow Activities

During 2007, we sold a diversified portfolio of land to a land investment joint venture with Morgan Stanley Real Estate Fund II, L.P. for $525 million. As part of the transaction, we entered into option agreements and obtained rights of first offer, providing us the opportunity to purchase certain finished homesites. Due to our continuing involvement, the transaction did not qualify as a sale under GAAP; thus, the inventory remained on our balance sheet as of November 30, 2007. As a result of the transaction in 2007, we received $445 million of cash (net of our deposit on the homesites under option and our invested contribution to the land investment venture). During the nine months ended August 31, 2008, we exercised certain land option contracts from the land investment venture, reducing the liabilities reflected on our condensed consolidated balance sheet related to consolidated inventory not owned by $44.1 million.

Homebuilding debt to total capital and net homebuilding debt to total capital are financial measures commonly used in the homebuilding industry and are presented to assist in understanding the leverage of our homebuilding operations. Management believes providing a measure of leverage of our homebuilding operations enables readers of our financial statements to better understand our financial position and operations, and we find it useful in evaluating our performance. Homebuilding debt to total capital and net homebuilding debt to total capital are calculated as follows:

	August 31,
(Dollars in thousands)	2008	2007
Homebuilding debt	$2,338,697	2,571,291
Stockholders’ equity	3,431,898	5,097,259

Total capital	$5,770,595	7,668,550

Homebuilding debt to total capital	40.5%	33.5%

Homebuilding debt	$2,338,697	2,571,291
Less: Homebuilding cash and cash equivalents	857,050	128,049

Net homebuilding debt	$1,481,647	2,443,242

Net homebuilding debt to total capital (1)	30.2%	32.4%

(1)	Net homebuilding debt to total capital consists of net homebuilding debt (homebuilding debt less homebuilding cash and cash equivalents) divided by total capital (net homebuilding debt plus stockholders’ equity).

At August 31, 2008, homebuilding debt to total capital was higher compared to August 31, 2007 due to the decrease in stockholders’ equity primarily as a result of inventory valuation adjustments, write-offs of option deposits and pre-acquisition costs, SFAS 144 valuation adjustments related to assets of unconsolidated entities and APB 18 valuation adjustments to investments in unconsolidated entities, all of which are non-cash items. At August 31, 2008, net homebuilding debt to total capital was lower compared to August 31, 2007 due to an increase in homebuilding cash and cash equivalents of $729.0 million and a decrease in homebuilding debt of $232.6 million.

Our average debt outstanding was $2.3 billion for the nine months ended August 31, 2008, compared to $3.3 billion in the same period last year. The average rate for interest incurred was 5.9% for the nine months ended August 31, 2008, compared to 5.8% for the same period last year. Interest incurred related to homebuilding debt for the nine months ended August 31, 2008 was $110.7 million, compared to $157.5 million last year. The majority of our short-term financing needs, including financings for land acquisition and development activities and general operating needs, are met with cash generated from operations and funds available under our unsecured revolving credit facility (the “Credit Facility”).

The Credit Facility consists of a $1.5 billion revolving credit facility maturing in July 2011. In January 2008, we completed an amendment to the Credit Facility that modified the tangible net worth requirement and restructured the borrowing base. In addition to other requirements, we are required to effect quarterly reductions of our maximum recourse exposure related to joint ventures in which we have investments by a total of $300 million during our current fiscal year and by additional quarterly reductions for a total of $200 million (a combined total of $500 million) by the end of fiscal 2009. Our borrowings under the Credit Facility are limited by a borrowing base calculation, consisting of specified percentages of various types of our assets. The Credit Facility is guaranteed by substantially all of our subsidiaries. Interest rates on outstanding borrowings are LIBOR-based, with margins determined based on changes in our credit ratings, or an alternate base rate, as described in the credit agreement. During the nine months ended August 31, 2008 and 2007, the average daily borrowings under the Credit Facility were $28.4 million and $38.4 million, respectively. At both August 31, 2008 and November 30, 2007, we had no outstanding balance under the Credit Facility. However, at August 31, 2008 and November 30, 2007, $290.8 million and $443.5 million, respectively, of our total letters of credit outstanding discussed below, were collateralized against certain borrowings available under the Credit Facility.

Our performance letters of credit outstanding were $192.9 million and $390.3 million, respectively, at August 31, 2008 and November 30, 2007. Our financial letters of credit outstanding were $293.6 million and $424.2 million, respectively, at August 31, 2008 and November 30, 2007. Performance letters of credit are generally posted with regulatory bodies to guarantee our performance of certain development and construction activities, and financial letters of credit are generally posted in lieu of cash deposits on option contracts.

In April 2008, our Financial Services segment replaced a prior warehouse facility with a new 364-day syndicated warehouse repurchase facility, which matures in April 2009. The maximum aggregate commitment under the syndicated warehouse repurchase facility is $300 million, which consisted of an initial commitment of $80 million and included access to an additional $220 million of financing, subject to additional commitments. This facility was subsequently amended, increasing the initial commitment from $80 million to $125 million, while reducing the additional availability to $175 million, subject to additional commitments. At August 31, 2008, the syndicated warehouse repurchase facility had commitments of $150 million, including a $25 million temporary accordion feature that expired in September 2008.

In June 2008, our Financial Services segment replaced a prior conduit facility with a new 364-day warehouse repurchase facility, which matures in June 2009. The maximum aggregate commitment under this new facility is $150 million.

Our Financial Services segment uses these credit facilities to finance its lending activities until the mortgage loans are sold to investors and expects both facilities to be renewed or replaced with other facilities when they mature. Borrowings under the lines of credit were $186.6 million and $505.4 million, respectively, at August 31, 2008 and November 30, 2007 and were collateralized by mortgage loans and receivables on loans sold but not yet funded by investors with outstanding principal balances of $223.0 million and $540.9 million, respectively, at August 31, 2008 and November 30, 2007.

At August 31, 2008 and November 30, 2007, our Financial Services segment had advances under a different conduit funding agreement amounting to $7.3 million and $11.8 million, respectively. The segment also had a $25 million revolving line of credit that matured in July 2008. Borrowings under the line of credit were $24.0 million at November 30, 2007.

As of August 31, 2008, we were in compliance with the financial covenants of our debt arrangements.

Changes in Capital

In June 2001, our Board of Directors authorized a stock repurchase program to permit the purchase of up to 20 million shares of our outstanding common stock. There were no share repurchases during the three and nine months ended August 31, 2008. As of August 31, 2008, 6.2 million shares of common stock can be repurchased in the future under the program. Treasury stock increased by 0.1 million and 0.5 million common shares, respectively, during the three and nine months ended August 31, 2008, primarily related to forfeitures of restricted stock.

On August 5, 2008, we paid cash dividends of $0.16 per share for both our Class A and Class B common stock to holders of record at the close of business on July 24, 2008, as declared by our Board of Directors on July 1, 2008. On October 7, 2008, our Board of Directors declared a quarterly cash dividend of $0.04 per share on both our Class A and Class B common stock payable on November 13, 2008 to holders of record at the close of business on October 23, 2008.

Based on our current financial condition and credit relationships, we believe that our operations and borrowing resources will provide for our current and long-term capital requirements at our anticipated levels of activity.

Off-Balance Sheet Arrangements

For a number of years, we created and participated in joint ventures that acquired and developed land for our homebuilding operations, for sale to third parties or for use in their own homebuilding operations. Through these joint ventures, we reduced the amount we had to invest in order to assure access to potential future homesites, thereby mitigating risks associated with land acquisitions, and, in some instances, we obtained access to land to which we could not otherwise have obtained access or could not have obtained access on as favorable terms. Although these ventures served their initial intended purpose of risk mitigation, as the homebuilding market deteriorated and asset impairments resulted in loss of equity, some of our joint venture partners became financially unable or unwilling to fulfill their obligations. As a result, we re-evaluated all of our joint venture arrangements, with particular focus on those ventures with recourse indebtedness, and have reduced the number of joint ventures in which we are participating as well as the recourse indebtedness of those joint ventures.

Investments in Unconsolidated Entities

At August 31, 2008, we had equity investments in 146 unconsolidated entities, compared to 163 unconsolidated entities at May 31, 2008 and 244 unconsolidated entities at August 31, 2007. Due to current market conditions, we are focused on continuing to reduce the number of unconsolidated entities in which we have investments. Our investments in unconsolidated entities by type of venture were as follows:

(In thousands)	August 31, 2008	November 30, 2007
Land development	$658,519	738,481
Homebuilding	140,670	195,790

Total investment	$799,189	934,271

During the three and nine months ended August 31, 2008, as homebuilding market conditions remained challenged, we recorded $2.9 million and $29.9 million, respectively, of SFAS 144 valuation adjustments related to assets of unconsolidated entities in which we have investments, compared to $138.7 million and $172.7 million, respectively, in the same periods last year. In addition, we recorded $40.0 million and $116.5 million, respectively, of APB 18 valuation adjustments to our investments in unconsolidated entities for the three and nine months ended August 31, 2008, compared to $32.1 million and $46.4 million, respectively, in the same periods last year. We will continue to monitor the recoverability of assets owned by the joint ventures and our investments in those joint ventures.

At August 31, 2008, the unconsolidated entities in which we had investments had total assets of $8.6 billion and total liabilities of $5.8 billion, which included $4.7 billion of debt. These unconsolidated entities usually finance their activities with a combination of partner equity and debt financing. In some instances, we and our partners have guaranteed debt of certain unconsolidated entities; however, some unconsolidated entities own multiple properties and other assets. As of August 31, 2008, our equity in these unconsolidated entities represented 28% of the entities’ total equity, down from 30% at May 31, 2008 and 34% at November 30, 2007.

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

The summary of our net recourse exposure related to the unconsolidated entities in which we have investments was as follows:

(In thousands)	August 31, 2008	November 30, 2007
Several recourse debt – repayment	$86,883	123,022
Several recourse debt – maintenance	194,949	355,513
Joint and several recourse debt – repayment	173,239	263,364
Joint and several recourse debt – maintenance	162,757	291,727
Land seller recourse exposure	12,170	—

Our maximum recourse exposure	629,998	1,033,626
Less joint and several reimbursement agreements with our partners	(164,831)	(238,692)

Our net recourse exposure	$465,167	794,934

The maintenance amounts in the table above do not take into account the underlying value of the collateral and represent our maximum exposure to loss from maintenance guarantees.

Although we, in some instances, guarantee the indebtedness of unconsolidated entities in which we have an investment, our unconsolidated entities that have recourse debt have a significant amount of assets and equity. The summarized condensed balance sheets of our unconsolidated entities with recourse debt were as follows:

(In thousands)	August 31, 2008	November 30, 2007
Assets	$3,023,472	3,220,695
Liabilities	1,796,913	2,311,216
Equity	1,226,559	909,479

In addition, we and/or our partners sometimes guarantee the obligations of an unconsolidated entity in order to help secure a loan to that entity. When we and/or our partners provide guarantees, the unconsolidated entity generally receives more favorable terms from its lenders than would otherwise be available to it. In a repayment guarantee, we and our venture partners guarantee repayment of a portion or all of the debt in the event of a default before the lender would have to exercise its rights against the collateral. The maintenance guarantees only apply if the value of the collateral (generally land and improvements) is less than a specified percentage of the loan balance. If we are required to make a payment under a maintenance guarantee to bring the value of the collateral above the specified percentage of the loan balance, the payment would constitute a capital contribution or loan to the unconsolidated entity and increase our share of any funds the unconsolidated entity distributes. During the three and nine months ended August 31, 2008, amounts paid under our maintenance guarantees were $8.8 million and $47.9 million, respectively. Amounts paid in the same periods last year were immaterial. In accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, as of August 31, 2008, the fair values of the maintenance guarantees and repayment guarantees were not material. We believe that as of August 31, 2008, in the event we become legally obligated to perform under a guarantee of the obligations of an unconsolidated entity due to a triggering event under a guarantee, the collateral should be sufficient to repay at least a significant portion of the obligation or we and our partners would contribute additional capital into the venture.

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

In certain instances, we have placed performance letters of credit and surety bonds with municipalities for our joint ventures.

The total debt of unconsolidated entities in which we have investments was as follows:

(In thousands)	August 31, 2008	November 30, 2007
Our net recourse exposure	$465,167	794,934
Reimbursement agreements from partners	164,831	238,692
Partner several recourse	320,466	465,641
Non-recourse land seller debt or other debt	107,970	202,048
Non-recourse debt with completion guarantees	1,256,625	1,432,880
Non-recourse debt without completion guarantees	2,344,814	1,982,475

Total debt	$4,659,873	5,116,670

Some of the unconsolidated entities’ debt arrangements contain financial covenants. As market conditions remained challenged during the three and nine months ended August 31, 2008, we continued to closely monitor these covenants and the unconsolidated entities’ abilities to comply with them. In these challenged market conditions, some of the unconsolidated entities may have to request of their lenders waivers or amendments to debt agreements so that the unconsolidated entities would remain in compliance with such covenants. Additionally, unconsolidated entities may have to extend or refinance their debt if their operations are not on track to meet their projected cash flows. In instances in which we have guaranteed obligations of unconsolidated entities, the entities inability to comply with loan covenants could result in calls on our guarantees.

In June 2008, LandSource Communities Development LLC, a joint venture in which we have a 16% ownership interest and from which we have a management agreement and land purchase options, and a number of its subsidiaries commenced proceedings under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. While the book value of our investment in LandSource is zero, the bankruptcy filing could result in a substantial reduction (or total elimination) of our interest in LandSource, loss by LandSource of some or all of the properties it owns, termination of our management agreement with LandSource and land purchase options we have been granted by LandSource and loss of amounts owed to us by LandSource, and could expose us to claims. If our land purchase options are terminated, we will recognize profits previously deferred due to a recapitalization of LandSource in 2007.

Summarized condensed financial information on a combined 100% basis related to unconsolidated entities in which we have investments that are accounted for by the equity method was as follows:

Balance Sheets

(In thousands)	August 31, 2008	November 30, 2007
Assets:
Cash and cash equivalents	$143,533	301,468
Inventories	7,881,784	7,941,835
Other assets	601,640	827,208

	$8,626,957	9,070,511

Liabilities and equity:
Accounts payable and other liabilities	$1,090,911	1,214,374
Debt	4,659,873	5,116,670
Equity of:
Lennar	799,189	934,271
Others	2,076,984	1,805,196

Total equity of unconsolidated entities	2,876,173	2,739,467

	$8,626,957	9,070,511

Lennar’s equity % in its unconsolidated entities	28%	34%

Debt to total capital of our unconsolidated entities is calculated as follows:

(Dollars in thousands)	August 31, 2008	November 30, 2007
Debt	$4,659,873	5,116,670
Equity	2,876,173	2,739,467

Total capital	$7,536,046	7,856,137

Debt to total capital of our unconsolidated entities	61.8%	65.1%

At August 31, 2008, debt to total capital of the unconsolidated entities in which we have investments, excluding the LandSource joint venture, was 53.7%, compared to 61.1% at November 30, 2007.

In November 2007, we sold a portfolio of land to a strategic land investment venture with Morgan Stanley Real Estate Fund II, L.P., an affiliate of Morgan Stanley & Co., Inc., in which we have a 20% ownership interest and 50% voting rights. We also manage the land investment venture’s operations and receive fees for our services. As part of the transaction, we entered into option agreements and obtained rights of first offer providing us the opportunity to purchase certain finished homesites. We have no obligation to exercise the options and cannot acquire a majority of the entity’s assets. Due to our continuing involvement, the transaction did not qualify as a sale under GAAP; thus, the inventory has remained on our consolidated balance sheet in consolidated inventory not owned. As a result of the transaction, the land investment venture recorded the purchase of the portfolio of land as inventory. As of August 31, 2008, the portfolio of land (including land development costs) of $530.0 million is reflected as inventory in the above summarized condensed financial information related to unconsolidated entities in which we have investments.

Statements of Operations and Selected Information

	Three Months Ended August 31,		At or for the Nine Months Ended August 31,
(Dollars in thousands)	2008	2007	2008	2007
Revenues	$155,367	374,004	772,635	1,611,984
Costs and expenses	256,816	800,037	1,046,953	2,056,386

Net loss of unconsolidated entities	$(101,449)	(426,033)	(274,318)	(444,402)

Our share of net loss (1)	$(8,415)	(147,309)	(49,006)	(153,160)
Our share of net loss – recognized (1)	$(10,958)	(127,409)	(52,857)	(168,137)
Our cumulative share of net earnings – deferred at August 31, 2008 and 2007, respectively			$25,093	77,508
Our investments in unconsolidated entities			$799,189	1,077,220
Equity of the unconsolidated entities			$2,876,173	3,076,550

Our investment % in the unconsolidated entities			27.8%	35.0%

(1)	For the three and nine months ended August 31, 2008, our share of net loss recognized from unconsolidated entities includes $2.9 million and $29.9 million, respectively, of SFAS 144 valuation adjustments related to assets of the unconsolidated entities in which we have investments, compared to $138.7 million and $172.7 million, respectively, for the three and nine months ended August 31, 2007.

Option Contracts

In our homebuilding operations, we obtain access to land through option contracts, which generally enables us to control portions of properties owned by third parties (including land funds) and unconsolidated entities until we have determined whether to exercise the option.

When we intend not to exercise an option, we write-off any deposit and pre-acquisition costs associated with the option contract. For the three and nine months ended August 31, 2008, we wrote-off $10.9 million and $34.3 million, respectively, of option deposits and pre-acquisition costs related to land under option that we do not intend to purchase, compared to $242.5 million and $312.4 million, respectively, of option deposits and pre-acquisition costs related to land that was under option for the three and nine months ended August 31, 2007.

The table below indicates the number of homesites owned and homesites to which we had access through option contracts with third parties (“optioned”) or unconsolidated joint ventures in which we have investments (“JVs”) (i.e., controlled homesites) for each of our homebuilding segments and Homebuilding Other at August 31, 2008 and 2007:

	Controlled Homesites
August 31, 2008	Optioned	JVs	Total	Owned Homesites	Total Homesites
East	9,416	5,676	15,092	26,813	41,905
Central	3,158	8,791	11,949	22,390	34,339
West	1,370	24,183	25,553	18,547	44,100
Other	768	733	1,501	8,512	10,013

Total homesites	14,712	39,383	54,095	76,262	130,357

	Controlled Homesites
August 31, 2007	Optioned	JVs	Total	Owned Homesites	Total Homesites
East	24,595	14,921	39,516	33,905	73,421
Central	10,540	26,854	37,394	19,732	57,126
West	4,028	34,745	38,773	22,041	60,814
Other	3,575	1,719	5,294	10,734	16,028

Total homesites	42,738	78,239	120,977	86,412	207,389

We evaluated all option contracts for land when entered into or upon a reconsideration event and determined whether we were the primary beneficiary of certain of these option contracts. Although we do not have legal title to the optioned land, under Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), Consolidation of Variable Interest Entities, (“FIN 46R”) if we are deemed to be the primary beneficiary, we are required to consolidate the land under option at the purchase price of the optioned land. During the nine months ended August 31, 2008, the effect of the consolidation of these option contracts was an increase of $29.1 million to consolidated inventory not owned with a corresponding increase to liabilities related to consolidated inventory not owned in our condensed consolidated balance sheet as of August 31, 2008. This increase was offset primarily by our exercise of options to acquire land under certain contracts previously consolidated, resulting in a net decrease in consolidated inventory not owned of $120.3 million. To reflect the purchase price of the inventory consolidated under FIN 46R, we reclassified $2.5 million of related option deposits from land under development to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of August 31, 2008. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and our cash deposits.

Our exposure to loss related to our option contracts with third parties and unconsolidated entities consisted of our non-refundable option deposits and pre-acquisition costs totaling $253.4 million and $317.1 million, respectively, at August 31, 2008 and November 30, 2007. Additionally, we had posted $97.2 million and $193.3 million, respectively, of letters of credit in lieu of cash deposits under certain option contracts as of August 31, 2008 and November 30, 2007.

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments have not changed materially from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended November 30, 2007.

We are subject to the usual obligations associated with entering into contracts (including option contracts) for the purchase, development and sale of real estate in the routine conduct of our business. Option contracts for the purchase of land generally enable us to defer acquiring portions of properties owned by third parties and unconsolidated entities until we have determined whether to exercise our option. This reduces our financial risk associated with land holdings. At August 31, 2008, we had access to 54,095 homesites through option contracts with third parties and unconsolidated entities in which we have investments. At August 31, 2008, we had $97.2 million of letters of credit posted in lieu of cash deposits under certain option contracts.

At August 31, 2008, we had letters of credit outstanding in the amount of $486.5 million (which included the $97.2 million of letters of credit discussed above). These letters of credit are generally posted either with regulatory bodies to guarantee our performance of certain development and construction activities or in lieu of cash deposits on option contracts. Additionally, at August 31, 2008, we had outstanding performance and surety bonds related to site improvements at various projects (including certain projects in our joint ventures) of $1.2 billion. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all of the development and construction activities are completed. As of August 31, 2008, there are approximately $455 million, or 39%, of costs to complete related to these site improvements. We do not presently anticipate any draws upon these bonds, but if any such draws occur, we do not believe they would have a material effect on our financial position, results of operations or cash flows.

Our Financial Services segment had a pipeline of loan applications in process of $1.2 billion at August 31, 2008. Loans in process for which interest rates were committed to the borrowers and builder commitments for loan programs totaled $370.5 million as of August 31, 2008. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers or borrowers may not meet certain criteria at the time of closing, the total commitments do not necessarily represent future cash requirements.

Our Financial Services segment uses mandatory mortgage-backed securities (“MBS”) forward commitments, option contracts and investor commitments to hedge our mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments, option contracts and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At August 31, 2008, we had open commitments amounting to $315.5 million to sell MBS with varying settlement dates through November 2008.

(3)	New Accounting Pronouncements

See Note 17 of our condensed consolidated financial statements included under Item 1 of this Report for a discussion of new accounting pronouncements applicable to our company.

(4)	Critical Accounting Policies

We believe that there have been no significant changes to our critical accounting policies during the nine months ended August 31, 2008, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended November 30, 2007, except for how we evaluated the recorded goodwill of our Financial Services segment for impairment.

Goodwill

Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in business combinations. Evaluating goodwill for impairment involves the determination of the fair value of our reporting units in which we have recorded goodwill. A reporting unit is a component of an operating segment for which discrete financial information is available and reviewed by management on a regular basis. Inherent in the determination of fair value of our reporting units are certain estimates and judgments, including the interpretation of current economic indicators and market valuations as well as our strategic plans with regard to our operations. To the extent additional information arises or our strategies change, it is possible that our conclusion regarding goodwill impairment could change, which could have a material effect on our financial position and results of operations. For these reasons, we believe that the accounting estimate related to goodwill impairment is a critical accounting policy.

We review goodwill annually (or whenever indicators of impairment exist) for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”). Due to the continued deterioration in market conditions as a result of tightening mortgage credit standards and other factors, we evaluated the carrying value of our Financial Services segment’s goodwill prior to our annual impairment test. As a result, we wrote off $27.2 million of our Financial Services segment’s goodwill during the three months ended August 31, 2008.

During the year ended November 30, 2007, we used an equally weighted combination of the market and income approaches to determine the fair value of our reporting units when performing our impairment test of goodwill in accordance with SFAS 142.

The market approach establishes fair value by comparing our company to other publicly traded guideline companies or by analysis of actual transactions of similar businesses or assets sold. We wrote off all of our homebuilding operation’s goodwill during the year ended November 30, 2007. As a result, our recorded goodwill of $61.2 million as of November 30, 2007 was attributed entirely to our Financial Services segment. For our review of the Financial Services segment’s goodwill during the three months ended August 31, 2008, we determined the fair value of our Financial Services segment based entirely on the income approach due to a lack of guideline companies with adequate comparisons to our Financial Services segment on a stand alone basis.

The income approach establishes fair value by methods which discount or capitalize earnings and/or cash flow by a discount or capitalization rate that reflects market rate of return expectations, market conditions and the risk of the relative investment. We used a discounted cash flow method when applying the income approach. This analysis includes operating income, interest expense, taxes, incremental working capital and long-term debt, as well as other factors. The projections used in the analysis are for a five-year period and represent what we consider to be normalized earnings.

In determining the fair value of our Financial Services segment under the income approach, our expected cash flows are affected by various assumptions. The most significant assumptions affecting our expected cash flows are the discount rate, projected revenue growth rate and operating profit margin. The impact of a change in our significant underlying assumptions +/- 1% would not result in a materially different fair value.

At August 31, 2008 and November 30, 2007, goodwill was $34.0 million and $61.2 million, respectively. Our goodwill of $34.0 million at August 31, 2008 is recorded in our Financial Services segment.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks related to fluctuations in interest rates on our investments, debt obligations, loans held-for-sale and portfolio loans held-for-investment. We utilize forward commitments and option contracts to mitigate the risks associated with our mortgage loan portfolio.

Our Annual Report on Form 10-K for the year ended November 30, 2007 contains information about market risks under “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.” There have been no material changes in our exposure to market risks during the nine months ended August 31, 2008.

Item 4.	Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter that ended on August 31, 2008. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of August 31, 2008 to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

Our CEO and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2008. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings.

In August 2008, we entered into a Settlement Agreement with the Bay Area Air Quality Management District under which we agreed to pay $515,000 in settlement of claims that a subcontractor on a major project in the San Francisco Bay Area of California failed to properly maintain air sampling equipment and that another subcontractor failed to comply with the requirements regarding washing truck tires and maximum truck loads that are intended to prevent tracking out of dust.

Item 1A.	Not applicable.

Items 2 – 5.	Not applicable.

Item 6.	Exhibits.

31.1.	Rule 13a-14(a) certification by Stuart A. Miller, President and Chief Executive Officer.

31.2.	Rule 13a-14(a) certification by Bruce E. Gross, Vice President and Chief Financial Officer.

32.	Section 1350 certifications by Stuart A. Miller, President and Chief Executive Officer, and Bruce E. Gross, Vice President and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

Lennar Corporation
(Registrant)

Date:	October 10, 2008	/s/ Bruce E. Gross
Bruce E. Gross
Vice President and Chief Financial Officer

Date:	October 10, 2008	/s/ David M. Collins
David M. Collins
Controller

Exhibit Index

Exhibit No.	Description

31.1.	Rule 13a-14(a) certification by Stuart A. Miller, President and Chief Executive Officer.

31.2.	Rule 13a-14(a) certification by Bruce E. Gross, Vice President and Chief Financial Officer.

32.	Section 1350 certifications by Stuart A. Miller, President and Chief Executive Officer, and Bruce E. Gross, Vice President and Chief Financial Officer.