Form 10-K
period 2008-11-30
LENNAR CORP /NEW/
filed 2009-01-27
CIK 920760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2008

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

The aggregate market value of the registrant’s Class A and Class B common stock held by non-affiliates of the registrant (125,042,232 Class A shares and 9,731,683 Class B shares) as of May 31, 2008, based on the closing sale price per share as reported by the New York Stock Exchange on such date, was $2,258,050,557.

As of December 31, 2008, the registrant had outstanding 129,251,272 shares of Class A common stock and 31,284,003 shares of Class B common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Related Section	Documents
III	Definitive Proxy Statement to be filed pursuant to Regulation 14A on or before March 30, 2009.

PART I

Item 1.    Business.

Overview of Lennar Corporation

We are one of the nation’s largest homebuilders and a provider of financial services. Our homebuilding operations include the construction and sale of single-family attached and detached homes, and to a lesser extent multi-level residential buildings, as well as the purchase, development and sale of residential land directly and through unconsolidated entities in which we have investments. We have grouped our homebuilding activities into four reportable segments, which we refer to as Homebuilding East, Homebuilding Central, Homebuilding West and Homebuilding Houston. Information about homebuilding activities in states in which our homebuilding activities are not economically similar to those in other states in the same geographic area is grouped under “Homebuilding Other.” Our reportable homebuilding segments and Homebuilding Other have operations located in:

East: Florida, Maryland, New Jersey and Virginia

Central: Arizona, Colorado and Texas (1)

West: California and Nevada

Houston: Houston, Texas

Other: Illinois, Minnesota, New York, North Carolina and South Carolina

(1)	Texas in the Central reportable segment excludes Houston, Texas, which is its own reportable segment.

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

A Brief History of Our Company

Our company was founded as a local Miami homebuilder in 1954. We completed our initial public offering in 1971, and listed our common stock on the New York Stock Exchange in 1972. During the 1980s and 1990s, we entered and expanded operations in some of our current major homebuilding markets including California, Florida and Texas through both organic growth and acquisitions such as Pacific Greystone Corporation in 1997, amongst others. In 1997, we completed the spin-off of our commercial real estate business to LNR Property Corporation. In 2000, we acquired U.S. Home Corporation, which expanded our operations into New Jersey, Maryland, Virginia, Minnesota and Colorado and strengthened our position in other states. During 2002 and 2003, we acquired several regional homebuilders, which brought us into new markets and strengthened our position in several existing markets.

Recent Business Developments

Throughout 2007 and 2008, market conditions in the homebuilding industry were negatively impacted by broad-based pressures such as rising unemployment, falling home prices, increased foreclosures, tighter credit and volatile equity markets, which further eroded consumer confidence and depressed home sales. These market conditions resulted in higher than historical cancellation rates (26% and 30%, respectively, in 2008 and 2007) and lower net new orders (new orders were down 48% and 39%, respectively, in 2008 and 2007) for our company despite our continued use of sales incentives. The market has continued to become more competitive and we have responded to competitive market pressure to reduce prices through the use of sales incentives and price reductions, as well as, consolidating divisions, repositioning our product and reducing land purchases, construction costs and overhead. During 2008, we filed net operating loss (“ NOL”) carryback claims and received $877.0 million of federal and state tax refunds, net. In addition, we have received $251.0 million of federal tax refunds subsequent to November 30, 2008.

We continued evaluating our balance sheet quarterly for impairment on an asset-by-asset basis. Based on this assessment, during the years ended November 30, 2008, 2007 and 2006, we recorded $340.5 million, $2,445.1 million and $501.8 million, respectively, of inventory adjustments, which included $195.5 million, $747.8 million and $280.5 million, respectively, in 2008, 2007 and 2006 of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment of Long-lived Assets, (“SFAS 144”) valuation adjustments to finished homes, construction in progress and land on which we intend to build homes, $47.8 million, $1,167.3 million and $69.1 million, respectively, in 2008, 2007 and 2006 of SFAS 144 valuation adjustments to land we intend to sell or have sold to third parties and $97.2 million, $530.0 million and $152.2 million, respectively, in 2008, 2007 and 2006 of write-offs of deposits and pre-acquisition costs. The $1,167.3 million of valuation adjustments recorded in 2007 to land we intend to sell or have sold to third parties included $740.4 million of SFAS 144 valuation adjustments related to a portfolio of land we sold to a strategic land investment venture with Morgan Stanley Real Estate Fund II, L.P., an affiliate of Morgan Stanley & Co., Inc., which was formed in November 2007 and in which we have a 20% ownership interest. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Report for further details on the aforementioned transaction and land investment venture.

Additionally, during the years ended November 30, 2008, 2007 and 2006, we recorded $205.0 million, $496.4 million and $140.9 million, respectively, of valuation adjustments to our investments in unconsolidated entities, which included $32.2 million, $364.2 million and $126.4 million, respectively, in 2008, 2007 and 2006 of our share of SFAS 144 valuation adjustments related to assets of our unconsolidated entities and $172.8 million, $132.2 million and $14.5 million, respectively, in 2008, 2007 and 2006 of valuation adjustments to our investments in unconsolidated entities in accordance with Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock (“APB 18”).

The valuation adjustments recorded were estimated based on market conditions and assumptions made by management at the time the valuation adjustments were recorded, which may differ materially from actual results if market conditions or our assumptions change.

In June 2008, our LandSource Communities Development LLC (“LandSource”) unconsolidated joint venture and a number of its subsidiaries commenced proceedings under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. We own 16% of LandSource, and until 2007, we had owned 50%. In November 2008, our land purchase options with LandSource were terminated, thus we recognized a deferred profit of $101.3 million (net of $31.8 million of write-offs of option deposits and pre-acquisition costs and other write-offs) related to the 2007 recapitalization of LandSource in which our ownership interest was reduced to 16%. The bankruptcy filing could result in LandSource losing some or all of the properties it owns, termination of our management agreement with LandSource, claims against us and a substantial reduction (or total elimination) of our 16% ownership interest in LandSource, which had a carrying value of zero at November 30, 2008.

For a number of years, we created and participated in joint ventures that acquired and developed land for our homebuilding operations, for sale to third parties or for use in their own homebuilding operations. Through these joint ventures, we reduced the amount we had to invest in order to assure access to potential future homesites, thereby mitigating certain risks associated with land acquisitions, and, in some instances, we obtained access to land to which we could not otherwise have obtained access or could not have obtained access on as favorable terms. Although these ventures served their initial intended purpose of risk mitigation, as the homebuilding market deteriorated from 2006 through 2008 and asset impairments resulted in the loss of equity, some of our joint venture partners became financially unable or unwilling to fulfill their obligations. As a result, during 2007 and 2008, we re-evaluated all of our joint venture arrangements, with particular focus on those ventures with recourse indebtedness, and began to reduce the number of joint ventures in which we were participating and the recourse indebtedness of those joint ventures. As of November 30, 2008, we had reduced the number of unconsolidated joint ventures in which we were participating to 116 from 261 unconsolidated joint ventures at November 30, 2006. As of November 30, 2008, we had also reduced our net recourse exposure related to unconsolidated joint ventures to $392.5 million from $1,102.9 million at November 30, 2006.

Homebuilding Operations

Overview

We primarily sell single-family attached and detached homes, and to a lesser extent, multi-level residential buildings, in communities targeted to first-time, move-up and active adult homebuyers. The average sales price of a Lennar home was $270,000 in fiscal 2008, compared to $297,000 in fiscal 2007. We operate primarily under the Lennar brand name.

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

Diversified Program of Property Acquisition

During 2008, we significantly reduced our property acquisitions. We generally acquire land for development and for the construction of homes that we sell to homebuyers. Land is subject to specified underwriting criteria and is acquired through our diversified program of property acquisition consisting of the following:

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

At November 30, 2008, we owned 74,681 homesites and had access through option contracts to an additional 38,589 homesites, of which 12,718 were through option contracts with third parties and 25,871 were through option contracts with unconsolidated entities in which we have investments. At November 30, 2007, we owned 62,801 homesites and had access through option contracts to an additional 85,870 homesites, of which 22,877 were through option contracts with third parties and 62,993 were through option contracts with unconsolidated entities in which we have investments.

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

Marketing

We offer a diversified line of homes for first-time, move-up and active adult homebuyers available in a variety of environments ranging from urban infill communities to golf course communities. We sell our homes primarily from models that we have designed and constructed. During 2008, those homes had an average sales price of $270,000.

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

We have historically participated in charitable down-payment assistance programs. Through these programs, we made donations to non-profit organizations that provided financial assistance to a homebuyer who would not otherwise have sufficient funds for a down payment. During 2008, 35% of our homebuyers utilized the charitable down-payment assistance programs. The FHA Modernization Act of 2008 eliminated these programs after September 30, 2008 and their elimination has had an adverse impact on home sales since that point.

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

The quality of our homes is substantially affected by the efforts of on-site management and others engaged in the construction process, by the materials we use in particular homes or by other similar factors. To the extent bonuses have been paid, management incentives programs have consistently been contingent upon achieving certain customer satisfaction standards.

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

Deliveries

The table below indicates the number of deliveries for each of our homebuilding segments and Homebuilding Other during our last three fiscal years:

	2008	2007	2006
East	4,957	9,840	14,859
Central	2,442	7,020	11,287
West	4,031	8,739	13,333
Houston	2,736	4,380	5,782
Other	1,569	3,304	4,307

Total	15,735	33,283	49,568

Of the total home deliveries listed above, 391, 1,701 and 2,536, respectively, represent deliveries from unconsolidated entities for the years ended November 30, 2008, 2007 and 2006.

Backlog

Backlog represents the number of homes under sales contracts. Homes are sold using sales contracts, which are generally accompanied by sales deposits. In some instances, purchasers are permitted to cancel sales contracts if they fail to qualify for financing or under certain other circumstances. We experienced a cancellation rate of 26% in 2008, compared to 30% and 29%, respectively, in 2007 and 2006. Substantially all homes currently in backlog will be delivered within fiscal year 2009. We do not recognize revenue on homes under sales contracts until the sales are closed and title passes to the new homeowners, except for our multi-level residential buildings under construction for which revenue was recognized under percentage-of-completion accounting during 2006 and 2007. In 2008, we stopped recognizing revenues and expenses under percentage-of-completion accounting for our multi-level residential buildings under construction as a result of Emerging Issues Task Force 06-8, Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66 for Sales of Condominiums (“EITF 06-8”) (see Note 1 in Item 8 of this Report).

The table below indicates the backlog dollar value for each of our homebuilding segments and Homebuilding Other as of the end of our last three fiscal years:

	2008	2007	2006
	(In thousands)
East	$202,791	587,100	1,460,213
Central	23,736	67,344	590,487
West	108,779	408,280	1,328,617
Houston	57,785	128,340	259,985
Other	63,179	193,073	341,126

Total	$456,270	1,384,137	3,980,428

Of the dollar value of homes in backlog listed above, $12,460, $182,664 and $478,707, respectively, represent the backlog dollar value from unconsolidated entities at November 30, 2008, 2007 and 2006.

Financial Services Operations

Mortgage Financing

We primarily originate conforming conventional, FHA-insured, VA-guaranteed residential mortgage loan products and other products to our homebuyers and others through our financial services subsidiaries, Universal American Mortgage Company, LLC and Eagle Home Mortgage, LLC, located generally in the same states as our homebuilding operations as well as other states. In 2008, our financial services subsidiaries provided loans to 85% of our homebuyers who obtained mortgage financing in areas where we offered services. Because of the availability of mortgage loans from our financial services subsidiaries, as well as independent mortgage lenders, we believe most creditworthy purchasers of our homes have access to financing.

During 2008, we originated approximately 18,300 mortgage loans totaling $4.3 billion, compared to 30,900 mortgage loans totaling $7.7 billion during 2007. Substantially all of the loans we originate are sold in the secondary mortgage market on a servicing released, non-recourse basis; although, we remain liable for certain limited representations. Therefore, we have little direct exposure related to the residential mortgages we sell.

We have a corporate risk management policy under which we hedge our interest rate risk on rate-locked loan commitments and loans held-for-sale to mitigate exposure to interest rate fluctuations. We finance our mortgage loan activities with borrowings under our financial services warehouse facilities or from our operating funds. Our syndicated warehouse repurchase facility matures in April 2009 ($125 million, plus a $50 million temporary accordion feature that expired in December 2008) and our warehouse repurchase facility matures in June 2009 ($150 million). We expect both facilities to be renewed or replaced with other facilities when they mature. Additionally, we recently entered into an on going 60-day committed repurchase facility for $75 million.

Title Insurance and Closing Services

We provide title insurance and closing services as well as other ancillary services to our homebuyers and others. During 2008, we provided title and closing services for approximately 105,900 real estate transactions, and issued approximately 96,700 title insurance policies through our underwriter, North American Title Insurance Company. Title and closing services are provided by agency subsidiaries in Arizona, California, Colorado, District of Columbia, Florida, Illinois, Maryland, Minnesota, Nevada, New Jersey, New York, Pennsylvania, Texas, Virginia and Wisconsin. Title insurance services are provided in these same states, as well, as in Delaware and the Carolinas.

Communication Services

Lennar Communications provides cable television and high-speed Internet services to residents of our communities and others and oversees our interests and activities in relationships with providers of advanced communication services. We exited the Sacramento, California market during 2008. At December 31, 2008, we had approximately 3,100 subscribers in Texas.

Seasonality

We have historically experienced variability in our results of operations from quarter-to-quarter due to the seasonal nature of the homebuilding business. Due to deteriorating market conditions, we are currently focusing our efforts, in all quarters, on inventory management in order to deliver inventory and generate cash.

Competition

The residential homebuilding industry is highly competitive. We compete for homebuyers in each of the market regions where we operate with numerous national, regional and local homebuilders, as well as with resales of existing homes and with the rental housing market. Recently, lenders’ efforts to sell foreclosed homes have become an increasingly competitive factor. We compete for homebuyers on the basis of a number of interrelated factors including location, price, reputation, amenities, design, quality and financing. In addition to competition for homebuyers, we also compete with other homebuilders for desirable properties, raw materials and reliable, skilled labor. We compete for land buyers with third parties in our efforts to sell land to homebuilders and others. We believe we are competitive in the market regions where we operate primarily due to our:

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

Compliance Policy

We have a Code of Business and Ethics that requires every associate (i.e., employee) and officer to at all times deal fairly with the Company’s customers, subcontractors, suppliers, competitors and associates, and says that all our associates, officers and directors are expected to comply at all times with all applicable laws, rules and regulations. Despite this, there are instances in which subcontractors or others through which we do business engage in practices that do not comply with applicable regulations and guidelines. There have been instances in which some of our employees were aware of these practices and did not take steps to prevent them. When we learn of practices relating to homes we build or financing we provide that do not comply with applicable regulations or guidelines, we move actively to stop the non-complying practices as soon as possible and we have taken disciplinary action with regard to our employees who were aware of the practices, including in some instances terminating their employment. Our Code of Business and Ethics also has procedures in place that allows whistleblowers to submit their concerns regarding our operations, financial reporting, business integrity or any other related matter to the Audit Committee of our Board of Directors and/or to the non-management directors of our Board of Directors, thus ensuring their protection from retaliation.

Employees

At December 31, 2008, we employed 4,704 individuals of whom 2,940 were involved in our homebuilding operations and 1,764 were involved in our financial services operations, compared to November 30, 2007, when we employed 7,745 individuals of whom 5,150 were involved in our homebuilding operations and 2,595 were involved in our financial services operations. We do not have collective bargaining agreements relating to any of our employees. However, we subcontract many phases of our homebuilding operations and some of the subcontractors we use have employees who are represented by labor unions.

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

Since the spin-off, we have entered into a number of joint ventures and other transactions with LNR. Many of the joint ventures were formed to acquire and develop land, part of which was subsequently sold to us or other homebuilders for residential building and part of which was subsequently sold to LNR for commercial development. In February 2005, LNR was acquired by a privately-owned entity. Although Mr. Miller’s family was required to purchase a 20.4% financial interest in that privately-owned entity, this interest is non-voting and neither Mr. Miller nor anyone else in his family is an officer or director, or otherwise is involved in the management, of LNR or its parent. Nonetheless, because the Miller family has a 20.4% financial, non-voting, interest in LNR’s parent, significant transactions with LNR, or entities in which it has an interest, have historically been and continued to be reviewed and approved by the Independent Directors Committee of our Board of Directors.

LandSource Transactions

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

In February 2007, LandSource admitted MW Housing Partners as a new strategic partner. As part of the transaction, the joint venture obtained $1.6 billion of non-recourse financing, which consisted of a $200 million five-year Revolving Credit Facility, a $1.1 billion six-year Term Loan B Facility and a $244 million seven-year Second Lien Term Facility. The transaction resulted in a cash distribution to us of $707.6 million. Our resulting ownership of LandSource was 16%. As a result of the recapitalization, we recognized a pretax financial statement gain of $175.9 million in 2007.

In June 2008, our LandSource unconsolidated joint venture and a number of its subsidiaries commenced proceedings under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. In November 2008, our land purchase options with LandSource were terminated, thus we recognized a deferred profit of $101.3 million (net of $31.8 million of write-offs of option deposits and pre-acquisition costs and other write-offs) related to the 2007 recapitalization of LandSource. The bankruptcy filing could result in LandSource losing some or all of the properties it owns, termination of our management agreement with LandSource, claims against us and a substantial reduction (or total elimination) of our 16% ownership interest in LandSource, which had a carrying value of zero at November 30, 2008.

NYSE Certification

We submitted our 2007 Annual CEO Certification to the New York Stock Exchange on April 14, 2008. The certification was not qualified in any respect.

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

The homebuilding industry is in the midst of a significant downturn. As a result, we have experienced a significant decline in demand for newly built homes in almost all of our markets. Homebuilders’ inventories of unsold new homes have increased as a result of increased cancellation rates on pending contracts as new homebuyers sometimes find it more advantageous to forfeit a deposit than to complete the purchase of the home. In addition, an oversupply of alternatives to new homes, such as rental properties and used homes (including foreclosed homes), has depressed prices and reduced margins. This combination of lower demand and higher inventories affects both the number of homes we can sell and the prices at which we can sell them. In 2007 and 2008, we experienced a significant decline in our sales results, significant reductions in our margins as a result of higher levels of sales incentives and price concessions, and a higher than normal cancellation rate. We have no basis for predicting how long demand and supply will remain out of balance in markets where we operate or whether, even if demand and supply come back in balance, sales volumes or pricing will return to prior levels.

Demand for new homes is sensitive to economic conditions over which we have no control, such as the availability of mortgage financing and the level of employment.

Demand for homes is sensitive to changes in economic conditions such as the level of employment, consumer confidence, consumer income, the availability of financing and interest rate levels. During 2007 and 2008, the mortgage lending industry experienced significant instability. As a result of increased default rates, particularly (but not entirely) with regard to sub-prime and other non-conforming loans, many lenders have reduced their willingness to make, and tightened their credit requirements with regard to, residential mortgage loans. Fewer loan products and stricter loan qualification standards have made it more difficult for some borrowers to finance the purchase of our homes. Although our finance company subsidiaries offer mortgage loans to potential buyers of most of the homes we build, we may no longer be able to offer financing terms that are attractive to our potential buyers. Lack of availability of mortgage financing at acceptable rates reduces demand for the homes we build, including in some instances causing potential buyers to cancel contracts they have signed.

There has also been a substantial loss of jobs in the United States during 2008. People who are not employed or are concerned about loss of their jobs are unlikely to purchase new homes and may be forced to try to sell the homes they owned. Therefore, the current employment situation can adversely affect us both by reducing demand for the homes we build and by increasing the supply of homes for sale.

Mortgage defaults by homebuyers who financed homes using non-traditional financing products are increasing the number of homes available for resale.

During the period of high demand in the homebuilding industry, many homebuyers financed their purchases using non-traditional adjustable rate or interest only mortgages or other mortgages, including sub-prime mortgages that involved at least during initial years, monthly payments that were significantly lower than those required by conventional fixed rate mortgages. As a result, new homes became more affordable. However, as monthly payments for these homes increase either as a result of increasing adjustable interest rates or as a result of principal payments coming due, some of these homebuyers have defaulted on their payments and had their homes foreclosed, which has increased the inventory of homes available for resale. This is likely to continue. Foreclosure sales and other distress sales may result in further declines in market prices for homes. In an environment of declining prices, many homebuyers may delay purchases of homes in anticipation of lower prices in the future. In addition, as lenders perceive deterioration in credit quality among homebuyers, lenders have been eliminating some of the available non-traditional and sub-prime financing products and increasing the qualifications needed for mortgages or adjusting their terms to address increased credit risk. In general, to the extent mortgage rates increase or lenders make it more difficult for prospective buyers to finance home purchases, it becomes more difficult or costly for customers to purchase our homes, which has an adverse effect on our sales volume.

We have had to take significant write-downs of the carrying values of the land we own and of our investments in unconsolidated entities, and a continuing decline in land values could result in additional write-downs.

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

Additionally, as a result of these market conditions, we recorded significant valuation adjustments relating to our investments in unconsolidated entities. The valuation adjustments were SFAS 144 valuation adjustments to assets of our unconsolidated entities and APB 18 valuation adjustments to our investments in unconsolidated entities.

The combination of land value write-downs and forfeitures in addition to valuation adjustments relating to our investments in unconsolidated entities had a material negative effect on our operating results for fiscal 2006, 2007 and 2008, contributing to most of our net losses in fiscal 2007 and 2008. If market conditions continue to deteriorate, some of our assets may be subject to further write-downs in the future, decreasing the assets reflected on our balance sheet and adversely affecting our stockholders’ equity.

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

We also compete with the resale of existing homes, including foreclosed homes, sales by housing speculators and available rental housing. As demand for homes has slowed, competition, including competition with homes purchased for speculation rather than as places to live and competition with foreclosed homes, has created increased downward pressure on the prices at which we are able to sell homes, as well as upon the number of homes we can sell.

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

Our credit facility imposes certain restrictions on our operations. The most significant restrictions relate to debt incurrence, sales of assets, cash distributions and investments by us and certain of our subsidiaries. In addition, our credit facility requires compliance with certain financial covenants, including a minimum adjusted consolidated tangible net worth requirement and a maximum permitted leverage ratio. Also, because we currently do not have investment grade debt ratings, we can only borrow up to specified percentages of the book values of various types of our assets, referred to in the credit agreement as our borrowing base. In January and November 2008, we completed amendments to the credit facility that modified the minimum adjusted consolidated tangible net worth requirement and restructured the borrowing base among other changes. The amendments also limit the amount of permissible joint venture recourse obligations, requiring that those obligations be reduced quarterly through July 2011. Under the November 2008 amendment, the commitment was reduced from $1.5 billion to $1.1 billion.

While $1.1 billion of borrowing capacity should be sufficient in the current depressed market, if markets strengthen, we might have to seek increased borrowing capacity.

While we currently are in compliance with the financial covenants in the amended credit agreement, if we had to record significant additional impairments in the future, they could cause us to fail to comply with the amended credit agreement debt covenants. In addition, if we default in the payment or performance of certain obligations relating to the debt of unconsolidated entities above a specified threshold amount, we would be in default under the amended credit agreement. Either of those events would give the lenders the right to cause any amounts we owe under that credit facility to become immediately due. If we were unable to repay the borrowings when they became due, that could entitle the holders of $2.2 billion of debt securities we have sold into the capital markets to cause the sums evidenced by those debt securities to become due immediately. We would not be able to repay those amounts without selling substantial assets, which we might have to do at prices well below the long term fair values, and the carrying values, of the assets.

We may be unable to obtain suitable financing and bonding for the development of our communities.

Our business depends upon our ability to obtain financing for the development of our residential communities and to provide bonds to ensure the completion of our projects. We currently use our credit facility to provide some of the financing we need. In addition, we have from time-to-time raised funds by selling debt securities into public and private capital markets although this would be difficult to do under current market conditions. As is noted above, a recent amendment to our credit agreement reduced the commitment to $1.1 billion. The willingness of lenders to make funds available to us has been affected both by factors relating to us as a borrower, and by a decrease in the willingness of banks and other lenders to lend to homebuilders generally. If we were unable to finance the development of our communities through our credit facility or other debt, or if we were unable to provide required surety bonds for our projects, our business operations and revenues could suffer materially.

Our ability to continue to grow our business and operations in a profitable manner depends to a significant extent upon our ability to access capital on favorable terms.

Our ability to access capital on favorable terms has been an important factor in growing our business and operations in a profitable manner. Recently, each of the principal credit rating agencies lowered our credit rating, and we no longer have investment grade ratings. This will make it more difficult and costly for us to access the debt capital markets for funds we may require in order to implement our business plans and achieve our growth objectives. If we are subject to a further downgrade, it would exacerbate such difficulties.

The credit facilities of our Financial Services segment will expire in 2009.

Our Financial Services segment has a syndicated warehouse repurchase facility, which matures in April 2009 ($125 million, plus a $50 million temporary accordion feature that expired in December 2008) and a warehouse repurchase facility, which matures in June 2009 ($150 million). The Financial Services segment uses these facilities to finance its mortgage lending activities until the mortgage loans are sold to investors and expects both facilities to be renewed or replaced with other facilities when they mature. If we are unable to renew or replace these facilities when they mature in April 2009 and June 2009, it could seriously impede the activities of our Financial Services segment. The risk of inability to renew or replace these facilities may be significant if, as currently is the case, capital market participants are reluctant to purchase securities backed by residential mortgages.

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

We conduct some of our operations through unconsolidated joint ventures with independent third parties in which we do not have a controlling interest and we can be adversely impacted by joint venture partners’ failure to fulfill their obligations.

For a number of years, we created and participated in joint ventures that acquired and developed land for our homebuilding operations, for sale to third parties or for use in their own homebuilding operations. Through these joint ventures, we reduced the amount we had to invest in order to assure access to potential future homesites, and, in some instances, we obtained access to land to which we could not otherwise have obtained access or could not have obtained access on as favorable terms. However, as the homebuilding market deteriorated from 2006 through 2008, many of our joint venture partners became financially unable or unwilling to fulfill their obligations.

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

During 2007 and 2008, we began to reduce the number of joint ventures in which we participate and the recourse indebtedness of such joint ventures. However, the risks to us from joint ventures in which we are a participant are likely to continue at least as long as the value of residential properties continues to decline.

The unconsolidated entities in which we have investments may not be able to modify the terms of their debt arrangements.

Some of the unconsolidated entities’ debt arrangements contain financial covenants they may not be able to meet. Additionally, certain joint venture loan agreements have minimum number of homesite takedown requirements in which the joint ventures are required to sell a minimum amount of homesites over a stated amount of time. Due to the deterioration of the homebuilding market, many of the joint ventures are in the process of repaying, refinancing, renegotiating or extending our joint venture loans. This action may be required, for example, in the case of an expired maturity date or a failure to comply with the loan’s covenants. There can be no assurance that we will be able to successfully finance, refinance, renegotiate or extend, on terms we deem acceptable, all of the joint venture loans that we are currently in the process of negotiating. If we were unsuccessful in these efforts, we could be required to repay one or more of these loans.

We could be injured by the LandSource Chapter 11 filing.

LandSource was the largest joint venture in which we were a participant. Originally, we owned 50% of LandSource. However, in February 2007, LandSource admitted a new strategic partner and LandSource was recapitalized, which resulted in a cash distribution to us of $707.6 million, but reduced our ownership to 16%. In connection with the recapitalization, we entered into a new agreement to manage LandSource and received land purchase options from LandSource.

In June 2008, LandSource and a number of its subsidiaries commenced proceedings under Chapter 11 of the Bankruptcy Code. In November 2008, our land purchase options with LandSource were terminated (which resulted in us recognizing a deferred profit of $101.3 million, net of $31.8 million of write-offs, related to the 2007 recapitalization). It is possible that LandSource will seek to disaffirm our management agreement as well. It is also possible that LandSource will seek to recover at least some of what was distributed to us in the recapitalization.

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

We sell substantially all of the loans we originate within a short period in the secondary mortgage market on a servicing released, non-recourse basis; although, we remain liable for certain limited representations and warranties related to loan sales. If there is a decline in the secondary mortgage market, our ability to sell mortgages could be adversely impacted and we could be required to fund our commitments to our buyers with our own financial resources or require our buyers to find other sources of financing. If we became unable to sell loans into the secondary mortgage market or directly to the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), we would either have to curtail our origination of mortgage loans, which among other things, could significantly reduce our ability to sell homes, or to commit our own funds to long term investments in mortgage loans, which could, among other things, delay the time when we recognize revenues from home sales on our statements of operations.

Our Financial Services segment could be adversely affected by reduced demand for our homes.

A majority of the mortgage loans made by our Financial Services segment are made to buyers of homes we build. Therefore, a decrease in the demand for our homes adversely affects the financial results of this segment of our business.

If housing markets improve, we may not be able to acquire land suitable for residential homebuilding at reasonable prices, which could increase our costs and reduce our revenues, earnings and margins.

Our long-term ability to build homes depends upon our acquiring land suitable for residential building at reasonable prices in locations where we want to build. For a number of years, we experienced an increase in competition for suitable land as a result of land constraints in many of our markets. That increased the price we had to pay to acquire land. Then, when demand for new homes began to drop beginning in 2006, we started to reduce our land inventory to bring it in line with the reduced rate at which we were absorbing land into our operations. While the current low demand for new single family homes is making it possible to purchase land at prices far below those we were required to pay prior to 2006, in the long term, competition for suitable land is likely to increase again, and as available land is developed, the cost of acquiring additional suitable land could rise, and in some areas suitable land might not be available at reasonable prices. Any land shortages or any decrease in the supply of suitable land at reasonable prices could limit our ability to develop new communities or result in increased land costs that we are not able to pass through to our customers. This could adversely impact our revenues, earnings and margins.

Regulatory Risks

Federal laws and regulations that adversely affect liquidity in the secondary mortgage market could hurt our business.

Changes in federal laws and regulations could have the effect of curtailing the activities of Fannie Mae and Freddie Mac. These organizations provide significant liquidity to the secondary mortgage market. Any curtailment of their activities could increase mortgage interest rates and increase the effective cost of our homes, which could reduce demand for our homes and adversely affect our results of operations.

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

We are subject to extensive and complex laws and regulations that affect the land development and homebuilding process, including laws and regulations related to zoning, permitted land uses, levels of density, building design, elevation of properties, water and waste disposal and use of open spaces. In addition, we are subject to laws and regulations related to workers’ health and safety. We also are subject to a variety of local, state and federal laws and regulations concerning the protection of health and the environment. In some of the markets where we operate, we are required by law to pay environmental impact fees, use energy-saving construction materials and give commitments to municipalities to provide certain infrastructure such as roads and sewage systems. We generally are required to obtain permits, entitlements and approvals from local authorities to commence and carry out residential development or home construction. Such permits, entitlements and approvals may, from time-to-time, be opposed or challenged by local governments, neighboring property owners or other interested parties, adding delays, costs and risks of non-approval to the process. Our obligation to comply with the laws and regulations under which we operate, and our obligation to ensure that our employees, subcontractors and other agents comply with these laws and regulations, could result in delays in construction and land development, cause us to incur substantial costs and prohibit or restrict land development and homebuilding activity in certain areas in which we operate.

We can be injured by failures of persons who act on our behalf to comply with applicable regulations and guidelines.

Although we expect all of our associates (i.e., employees), officers and directors to comply at all times with all applicable laws, rules and regulations, there are instances in which subcontractors or others through whom we do business engage in practices that do not comply with applicable regulations or guidelines. Sometimes our employees have been aware of these practices but did not take steps to prevent them. When we learn of practices relating to homes we build or financing we provide that do not comply with applicable regulations or guidelines, we move actively to stop the non-complying practices as soon as possible and we have taken disciplinary action with regard to our employees who were aware of the practices, including in some instances terminating their employment. However, regardless of the steps we take after we learn of practices that do not comply with applicable regulations or guidelines, we can in some instances be subject to fines or other governmental penalties, and our reputation can be injured, due to the practices having taken place.

Tax law changes could make home ownership more expensive or less attractive.

Significant expenses of owning a home, including mortgage interest expense and real estate taxes, generally are deductible expenses for the purpose of calculating an individual’s federal, and in some cases state, taxable income. If the government were to make changes to income tax laws that eliminate or substantially reduce these income tax deductions, the after-tax cost of owning a new home would increase substantially. This could adversely impact demand for, and/or sales prices of, new homes.

Recent proposed rule change by HUD could negatively impact our operations and revenue.

On November 17, 2008, the United States Department of Housing and Urban Development (“HUD”) issued a final rule (“Final Rule”) that amended the regulations pertaining to permissible affiliated business arrangements under the Real Estate Settlement Procedures Act (“RESPA”). The Final Rule has the effect of prohibiting homebuilders from providing incentives to their buyers for their buyers to use affiliated businesses. The Final Rule was to go into effect on January 16, 2009. A lawsuit has been filed against HUD alleging among other things that HUD did not have the statutory authority to prohibit such incentives. HUD has agreed to delay the implementation of the Final Rule until at least April 16, 2009 in order to give the court time to decide the legality of the Final Rule. If the Final Rule is implemented, it could have an adverse impact on our homebuilding, mortgage lending and title company operations.

Other Risks

We have a stockholder who can exercise significant influence over matters that are brought to a vote of our stockholders.

Stuart A. Miller, our President, Chief Executive Officer and a Director, has voting control, through personal holdings and family-owned entities, of Class A and Class B common stock that enables Mr. Miller to cast approximately 49% of the votes that may be cast by the holders of our outstanding Class A and Class B common stock combined. That effectively gives Mr. Miller the power to control the election of our directors and the approval of matters that are presented to our stockholders. Mr. Miller’s voting power might discourage someone from acquiring us or from making a significant equity investment in us, even if we needed the investment to meet our obligations and to operate our business. Also, because of his voting power, Mr. Miller may be able to authorize actions that are contrary to our other stockholders’ desires.

Item 1B.    Unresolved Staff Comments.

Not applicable.

Executive Officers of Lennar Corporation

The following individuals are our executive officers as of January 26, 2009:

Name	Position	Age
Stuart A. Miller	President and Chief Executive Officer	51
Jonathan M. Jaffe	Vice President and Chief Operating Officer	49
Richard Beckwitt	Executive Vice President	49
Bruce E. Gross	Vice President and Chief Financial Officer	50
Diane J. Bessette	Vice President and Treasurer	48
Mark Sustana	Secretary and General Counsel	47
David M. Collins	Controller	39

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

Ms. Bessette joined us in 1995 and served as our Controller from 1997 to 2008. Since February 2008, she has served as our Treasurer. She was appointed a Vice President in 2000.

Mr. Sustana has served as our Secretary and General Counsel since 2005. Before joining Lennar, Mr. Sustana held various legal positions at GenTek, Inc., a manufacturer of communication products, industrial components and performance chemicals.

Mr. Collins joined us in 1998 and has served as our Controller since February 2008. Before becoming Controller, Mr. Collins served as our Executive Director of Financial Reporting.

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

Item 3.    Legal Proceedings.

We are party to various claims and lawsuits which arise in the ordinary course of business, but we do not consider the volume of our claims and lawsuits unusual given the number of homes we deliver and the fact that the lawsuits often relate to homes delivered several years before the lawsuits are commenced. Although the specific allegations in the lawsuits differ, they most commonly involve claims that we failed to construct homes in particular communities in accordance with plans and specifications or applicable construction codes and seek reimbursement for sums allegedly needed to remedy the alleged deficiencies, assert contract issues or relate to personal injuries. Lawsuits of these types are common within the homebuilding industry. We are a plaintiff in many cases in which we seek contribution from our subcontractors for home repair costs. The costs incurred by us in construction defect lawsuits are offset by warranty reserves, our third party insurers, subcontractor insurers and indemnity contributions from subcontractors. We do not believe that the ultimate resolution of these claims or lawsuits will have a material adverse effect on our business, financial position, results of operations or cash flows. From time-to-time, we also receive notices from environmental agencies regarding alleged violations of environmental laws. We typically settle these matters before they reach litigation for amounts that are not material to us.

In May 2008, we were named as the nominal defendant in a derivative suit in the United States District Court for the Southern District of Florida, Miami Division, entitled Doris Staehr, Derivatively on Behalf of Lennar Corporation v. Stuart A. Miller, et al., Case No. 08-20990-CIV, in which the plaintiff purports to assert claims for our benefit against some of our current and former officers and directors, primarily relating to allegedly inadequate or incorrect disclosures about the likelihood of a decline in the housing market and the effects it would have on us. We have moved to dismiss an amended complaint on the ground that the plaintiff failed to make a demand on our directors that under most circumstances is a prerequisite to a derivative suit. The actual defendants have moved to dismiss for that and other reasons. Because the suit is allegedly brought for our benefit, it does not seek any damages from us.

The following table discloses as of January 22, 2009, the approximate number of pending adversarial proceedings against us (including counterclaims against us in suits we brought) and the approximate number of pending suits by us, to the best of our knowledge. The table excludes simple mortgage foreclosures in which we have no interest and ordinary course disputes involving North American Title Group, Inc. It groups the proceedings against us by the amounts demanded in the complaints or a post-complaint demand. However, some complaints demand only the minimum amount required to bring suit in a particular forum, with the plaintiff intending to amend at a later point to insert a more specific claim for damages or to make some other damages assertion. Other complaints seek amounts many times the maximum conceivable damages. Accordingly, the groupings are not necessarily indicative of the amounts involved in the litigations.

Claims Against Lennar (and Lennar Claims Against Others) in Active Litigation or Arbitration as of January 22, 2009

	Amount of Claims Not Specified, or Lennar - Asserted Without Counterclaim	Amount of Claims Against Lennar < $100,000	Amount of Claims Against Lennar - $100,000 - $250,000	Amount of Claims Against Lennar > $250,000	Total Claims
Construction	52	46	15	90	203
Contract	61	57	24	47	189
Premises liability/personal injury	32	13	5	15	65
Employment	5	3	3	7	18
Other	62	28	10	25	125

Total	212	147	57	184	600	(1)

(1)	Lennar is the plaintiff in 62 of the claims and the defendant in 538 of the claims.

Item 4.    Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Class A and Class B common stock are listed on the New York Stock Exchange under the symbols “LEN” and “LEN.B,” respectively. The following table shows the high and low sales prices for our Class A and Class B common stock for the periods indicated, as reported by the NYSE, and cash dividends declared per share:

	Class A Common Stock High/Low Prices		Cash Dividends Per Class A Share
Fiscal Quarter	2008	2007	2008		2007
First	$21.64 – 11.98	$ 56.54 – 48.33	16	¢	16	¢
Second	$22.73 – 13.40	$ 49.90 – 40.65	16	¢	16	¢
Third	$17.22 – 9.33	$ 45.90 – 26.92	16	¢	16	¢
Fourth	$16.90 – 3.42	$ 28.96 – 14.00	4	¢	16	¢

	Class B Common Stock High/Low Prices		Cash Dividends Per Class B Share
Fiscal Quarter	2008	2007	2008		2007
First	$20.10 – 11.14	$ 52.42 – 45.27	16	¢	16	¢
Second	$20.92 – 12.41	$ 46.44 – 38.35	16	¢	16	¢
Third	$15.43 – 8.46	$ 42.53 – 25.61	16	¢	16	¢
Fourth	$15.34 – 2.26	$ 27.39 – 13.00	4	¢	16	¢

As of December 31, 2008, the last reported sale price of our Class A common stock was $8.67 and the last reported sale price of our Class B common stock was $6.48. As of December 31, 2008, there were approximately 1,000 and 700 holders of record, respectively, of our Class A and Class B common stock.

On January 13, 2009, our Board of Directors declared a quarterly cash dividend of $0.04 per share for both our Class A and Class B common stock, which is payable on February 13, 2009 to holders of record at the close of business on February 3, 2009. We regularly evaluate with our Board of Directors the decision whether to declare a dividend and the amount of the dividend.

In June 2001, our Board of Directors authorized a stock repurchase program to permit future purchases of up to 20 million shares of our outstanding common stock. During the three months ended November 30, 2008, there were no shares repurchased under this program.

The information required by Item 201(d) of Regulation S-K is provided in Item 12 of this Report.

Performance Graph

The following graph compares the five-year cumulative total return of our Class A common stock with the Dow Jones U.S. Home Construction Index and the Dow Jones U.S. Total Market Index. The graph assumes $100 invested on November 30, 2003 in our Class A common stock, the Dow Jones U.S. Home Construction Index and the Dow Jones U.S. Total Market Index, and the reinvestment of all dividends. Because of our dividend of Class B common stock in April 2003, our returns for the fiscal years ended November 30, 2008, 2007, 2006, 2005 and 2004 are based on the sales price of one share of our Class A common stock and one-tenth of the sale price of one share of our Class B common stock.

Comparison of Five - Year Cumulative Total Return

Fiscal Year Ended November 30

(2003=$100)

	2003	2004	2005	2006	2007	2008
Lennar Corporation	$100	92	120	110	34	15
Dow Jones U.S. Home Construction Index	$100	114	154	123	51	36
Dow Jones U.S. Total Market Index	$100	113	125	143	154	94

Item 6.    Selected Financial Data.

The following table sets forth our selected consolidated financial and operating information as of or for each of the years ended November 30, 2004 through 2008. The information presented below is based upon our historical financial statements, except for the results of operations of a subsidiary of the Financial Services segment’s title company that was sold in May 2005, which have been classified as discontinued operations.

	At or for the Years Ended November 30,
	2008	2007	2006	2005	2004 (1)
	(Dollars in thousands, except per share amounts)
Results of Operations:
Revenues:
Homebuilding	$4,263,038	9,730,252	15,623,040	13,304,599	10,000,632
Financial services	$312,379	456,529	643,622	562,372	500,336
Total revenues	$4,575,417	10,186,781	16,266,662	13,866,971	10,500,968
Operating earnings (loss) from continuing operations:
Homebuilding (2)	$(400,786)	(2,913,999)	986,153	2,277,091	1,548,488
Financial services (3)	$(30,990)	6,120	149,803	104,768	110,731
Corporate general and administrative expenses	$(129,752)	(173,202)	(193,307)	(187,257)	(141,722)
Loss on redemption of 9.95% senior notes	$—	—	—	(34,908)	—
Earnings (loss) from continuing operations before (provision) benefit for income taxes	$(561,528)	(3,081,081)	942,649	2,159,694	1,517,497
Earnings from discontinued operations before (provision) for income taxes (4)	$—	—	—	17,261	1,570
Earnings (loss) from continuing operations (5)	$(1,109,085)	(1,941,081)	593,869	1,344,410	944,642
Earnings from discontinued operations	$—	—	—	10,745	977
Net earnings (loss)	$(1,109,085)	(1,941,081)	593,869	1,355,155	945,619
Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$(7.00)	(12.31)	3.69	8.17	5.70
Earnings from discontinued operations	$—	—	—	0.06	—
Net earnings (loss)	$(7.00)	(12.31)	3.69	8.23	5.70
Cash dividends declared per share—Class A common stock	$0.52	0.64	0.64	0.573	0.513
Cash dividends declared per share—Class B common stock	$0.52	0.64	0.64	0.573	0.513
Financial Position:
Total assets (6)	$7,424,898	9,102,747	12,408,266	12,541,225	9,165,280
Debt:
Homebuilding	$2,544,935	2,295,436	2,613,503	2,592,772	2,021,014
Financial services	$225,783	541,437	1,149,231	1,269,782	896,934
Stockholders’ equity	$2,623,007	3,822,119	5,701,372	5,251,411	4,052,972
Shares outstanding (000s)	160,558	159,887	158,155	157,559	156,230
Stockholders’ equity per share	$16.34	23.91	36.05	33.33	25.94
Homebuilding Data (including unconsolidated entities):
Number of homes delivered	15,735	33,283	49,568	42,359	36,204
New orders	13,391	25,753	42,212	43,405	37,667
Backlog of home sales contracts	1,599	4,009	11,608	18,565	15,546
Backlog dollar value	$456,270	1,384,137	3,980,428	6,884,238	5,055,273

(1)	In May 2005, we sold a subsidiary of our Financial Services segment’s title company. As a result of the sale, the subsidiary’s results of operations have been reclassified as discontinued operations to conform with the 2005 presentation.

(2)	Homebuilding operating earnings (loss) from continuing operations include $340.5 million, $2,445.1 million, $501.8 million and $20.5 million, respectively, of SFAS 144 valuation adjustments for the years ended November 30, 2008, 2007, 2006 and 2005. In addition, it includes $32.2 million, $364.2 million and $126.4 million, respectively, of SFAS 144 valuation adjustments related to assets of our investments in unconsolidated entities for the years ended November 30, 2008, 2007 and 2006, and $172.8 million, $132.2 million and $14.5 million, respectively of APB 18 valuation adjustments to our investments in unconsolidated entities for the years ended November 30, 2008, 2007 and 2006. During the year ended November 30, 2007, homebuilding operating earnings (loss) from continuing operations also includes $190.2 million of goodwill impairments. There were no other material valuation adjustments for the years ended November 30, 2005 and 2004.
(3)	Financial Services operating loss from continuing operations for the year ended November 30, 2008 includes a $27.2 million impairment of the Financial Services segment’s goodwill.
(4)	Earnings from discontinued operations before provision for income taxes includes a gain of $15.8 million for the year ended November 30, 2005 related to the sale of a subsidiary of the Financial Services segment’s title company.
(5)	Earnings (loss) from continuing operations for the year ended November 30, 2008 includes a $730.8 million valuation allowance recorded against our deferred tax assets.
(6)	As of November 30, 2004, the Financial Services segment had assets of discontinued operations of $1.0 million related to a subsidiary of the segment’s title company that was sold in May 2005.

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

Outlook

The housing market continues to be compromised by the most significant domestic economic downturn in recent history. General economic pressures continue to drive down the volume and prices of homes being sold, as rising levels of foreclosures add inventory to an already saturated marketplace. Overall consumer sentiment has continued to deteriorate, resulting in fewer potential home purchasers willing to enter the market. These conditions have fostered a competitive need amongst homebuilders to drive pricing downward through the use of incentives, price reductions and incentivized brokerage fees. Although there is optimism that the new administration taking federal office will offer stimulus to fix the sliding housing environment, we currently do not have visibility as to when these deteriorating market conditions will subside. Whether or not there is additional federal stimulus, there could be further deterioration in market conditions, which may lead to additional valuation adjustments in the future.

In midst of this environment, we remained balance sheet focused with great emphasis on liquidity and positioning ourselves for future opportunities. We continued to reduce overhead in an effort to be “right-sized” for anticipated lower volume levels in fiscal 2009. In addition, we continued to carefully manage our inventory levels through curtailing land purchases, reducing home starts and adjusting prices to deliver completed homes.

We also have diligently worked on restructuring, repositioning and reducing our joint ventures. We have reduced the number of joint ventures in which we participate to 116 unconsolidated joint ventures at November 30, 2008, compared to 270 unconsolidated joint ventures at the peak in 2006. We have also reduced our net recourse indebtedness exposure with regard to joint ventures to $392.5 million at November 30, 2008, compared to $1.1 billion at the peak in 2006.

In 2009, cash generation will continue to be our top priority. We will convert inventory to cash and reduce both our land purchases and homebuilding starts. In addition, we will reduce our cash outflows by continuing to right-size our overhead to improve our selling, general and administrative expenses as a percentage of revenues.

Results of Operations

Overview

Our net loss in 2008 was $1.1 billion, or $7.00 per basic and diluted share, compared to a net loss of $1.9 billion, or $12.31 per basic and diluted share, in 2007. The current year net loss was attributable to weakness in the housing market that has persisted during 2008 and has impacted all of our operations. Our gross margin percentage increased due to our lower inventory basis and continued focus on repositioning our product and reducing construction costs, despite Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment of Long-lived Assets, (“SFAS 144”) valuation adjustments and a decrease in the average sales price of homes delivered during 2008, compared to 2007. Our 2008 results were also impacted by a non-cash SFAS 109, Accounting for Income Taxes, (“SFAS 109”) valuation allowance of $730.8 million, or $4.61 per basic and diluted share, recorded against our deferred tax assets.

The following table sets forth financial and operational information for the years indicated related to our operations. The results of operations of the homebuilders we acquired during 2006 were not material to our consolidated financial statements and are included in the tables since the respective dates of the acquisitions.

	Years Ended November 30,
	2008	2007	2006
	(Dollars in thousands, except average sales price)
Homebuilding revenues:
Sales of homes	$4,150,717	9,462,940	14,854,874
Sales of land	112,321	267,312	768,166

Total homebuilding revenues	4,263,038	9,730,252	15,623,040

Homebuilding costs and expenses:
Cost of homes sold	3,641,090	8,892,268	12,114,433
Cost of land sold	245,536	1,928,451	798,165
Selling, general and administrative	655,255	1,368,358	1,764,967

Total homebuilding costs and expenses	4,541,881	12,189,077	14,677,565

Gain on recapitalization of unconsolidated entity	133,097	175,879	—
Goodwill impairments	—	(190,198)	—
Equity in loss from unconsolidated entities	(59,156)	(362,899)	(12,536)
Management fees and other income (expense), net	(199,981)	(76,029)	66,629
Minority interest income (expense), net	4,097	(1,927)	(13,415)

Homebuilding operating earnings (loss)	(400,786)	(2,913,999)	986,153

Financial services revenues	312,379	456,529	643,622
Financial services costs and expenses (1)	343,369	450,409	493,819

Financial services operating earnings (loss)	(30,990)	6,120	149,803

Total operating earnings (loss)	(431,776)	(2,907,879)	1,135,956
Corporate general and administrative expenses	(129,752)	(173,202)	(193,307)

Earnings (loss) before (provision) benefit for income taxes	$(561,528)	(3,081,081)	942,649

Gross margin on home sales	12.3%	6.0%	18.4%

SG&A expenses as a % of revenues from home sales	15.8%	14.5%	11.9%

Operating margin as a % of revenues from home sales	(3.5)%	(8.4)%	6.6%

Gross margin on home sales excluding valuation adjustments (2)	17.0%	13.9%	20.3%

Operating margin as a % of revenues from home sales excluding valuation adjustments (2)	1.2%	(0.5)%	8.5%

Average sales price	$270,000	$297,000	315,000

(1)	Financial Services costs and expenses for the year ended November 30, 2008 include a $27.2 million impairment of goodwill.
(2)	Gross margins on home sales excluding valuation adjustments and operating margin as a percentage of revenues from home sales excluding valuation adjustments are non-GAAP financial measures disclosed by certain of our competitors and have been presented because we find it useful in evaluating our performance and believe that it helps readers of our financial statements compare our operations with those of our competitors.

2008 versus 2007

Revenues from home sales decreased 56% in the year ended November 30, 2008 to $4.2 billion from $9.5 billion in 2007. Revenues were lower primarily due to a 51% decrease in the number of home deliveries and a 9% decrease in the average sales price of homes delivered in 2008. New home deliveries, excluding unconsolidated entities, decreased to 15,344 homes in the year ended November 30, 2008 from 31,582 homes last year. In the year ended November 30, 2008, new home deliveries were lower in each of our homebuilding segments and Homebuilding Other, compared to 2007. The average sales price of homes delivered decreased to $270,000 in the year ended November 30, 2008 from $297,000 in 2007, due to reduced pricing. Sales incentives offered to homebuyers were $48,700 and $48,000 per home delivered, respectively, in the years ended November 30, 2008 and 2007.

Gross margins on home sales excluding SFAS 144 valuation adjustments were $705.1 million, or 17.0%, in the year ended November 30, 2008, compared to $1.3 billion, or 13.9%, in 2007. Gross margin percentage on home sales, excluding SFAS 144 valuation adjustments, improved compared to last year primarily due to our lower inventory basis and continued focus on repositioning our product and reducing construction costs. Gross margins on home sales were $509.6 million, or 12.3%, in the year ended November 30, 2008, which included $195.5 million of SFAS 144 valuation adjustments, compared to gross margins on home sales of $570.7 million, or 6.0%, in the year ended November 30, 2007, which included $747.8 million of SFAS 144 valuation adjustments. Gross margins on home sales excluding SFAS 144 valuation adjustments is a non-GAAP financial measure disclosed by certain of our competitors and has been presented because we find it useful in evaluating our performance and believe that it helps readers of our financial statements compare our operations with those of our competitors.

Homebuilding interest expense (primarily included in cost of homes sold and cost of land sold) was $130.4 million in 2008, compared to $203.7 million in 2007. The decrease in interest expense was due to lower interest costs resulting from lower average debt during 2008, as well as decreased deliveries during 2008, compared to 2007. Our homebuilding debt to total capital ratio as of November 30, 2008 was 49.2%, compared to 37.5% as of November 30, 2007. Our net homebuilding debt to total capital ratio as of November 30, 2008 was 35.7% compared to 30.2% as of November 30, 2007. The net homebuilding debt to total capital ratio consists of net homebuilding debt (homebuilding debt less homebuilding cash) divided by total capital (net homebuilding debt plus stockholders’ equity).

Selling, general and administrative expenses were reduced by $713.1 million, or 52%, in the year ended November 30, 2008, compared to last year, primarily due to the consolidation of divisions, which resulted in reductions in associate headcount, variable selling expense and fixed costs. As a percentage of revenues from home sales, selling, general and administrative expenses increased to 15.8% in the year ended November 30, 2008, from 14.5% in 2007, due to lower revenues.

Losses on land sales totaled $133.2 million in the year ended November 30, 2008, which included $47.8 million of SFAS 144 valuation adjustments and $97.2 million of write-offs of deposits and pre-acquisition costs related to approximately 8,200 homesites under option that we do not intend to purchase. In the year ended November 30, 2007, losses on land sales totaled $1,661.1 million, which included $1,167.3 million of SFAS 144 valuation adjustments and $530.0 million of write-offs of deposits and pre-acquisition costs related to approximately 36,900 homesites that were under option.

Equity in loss from unconsolidated entities was $59.2 million in the year ended November 30, 2008, which included $32.2 million of our share of SFAS 144 valuation adjustments related to assets of unconsolidated entities in which we have investments, compared to equity in loss from unconsolidated entities of $362.9 million in the year ended November 30, 2007, which included $364.2 million of our share of SFAS 144 valuation adjustments related to assets of unconsolidated entities in which we have investments.

Management fees and other income (expense), net totaled ($200.0) million in the year ended November 30, 2008, which included $172.8 million of APB 18 valuation adjustments to our investments in unconsolidated entities and $25.0 million of write-offs of notes receivable, compared to management fees and other income (expense), net of ($76.0) million in the year ended November 30, 2007, which included $132.2 million of APB 18 valuation adjustments to our investments in unconsolidated entities.

Minority interest income (expense), net was $4.1 million in the year ended November 30, 2008, compared to minority interest income (expense), net of ($1.9) million in the year ended November 30, 2007.

Due to the termination of our rights to purchase certain assets from our LandSource unconsolidated joint venture, we recognized deferred profit of $101.3 million in the year ended November 30, 2008 (net of $31.8 million of write-offs of option deposits and pre-acquisition costs and other write-offs) related to the 2007 recapitalization of LandSource.

Sales of land, equity in loss from unconsolidated entities, management fees and other income (expense), net and minority interest income (expense), net may vary significantly from period to period depending on the timing of land sales and other transactions entered into by us and unconsolidated entities in which we have investments.

Operating loss for the Financial Services segment was $31.0 million in the year ended November 30, 2008, compared to operating earnings of $6.1 million in the same period last year. The decline in profitability was primarily due to a goodwill impairment of $27.2 million related to the segment’s mortgage operations and fewer transactions in the segment’s title and mortgage operations.

Corporate general and administrative expenses were reduced by $43.5 million, or 25%, for the year ended November 30, 2008, compared to 2007. As a percentage of total revenues, corporate general and administrative expenses increased to 2.8% in the year ended November 30, 2008, from 1.7% in the same period last year, due to lower revenues.

SFAS 109 requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance, if based on available evidence, it is more likely than not that such assets will not be realized. As a result of our operational results for the year ended November 30, 2008, we have now incurred cumulative losses over the evaluation period we established in accordance with SFAS 109. Accordingly, based on our evaluation of available evidence including our cumulative losses in the evaluation period, our current level of profits and losses and current market conditions, we have recorded a $730.8 million non-cash valuation allowance against our deferred tax assets during the year ended November 30, 2008. In future periods, this valuation allowance could be reduced based on sufficient evidence indicating that it is more likely than not that a portion of the our deferred tax assets will be realized.

At November 30, 2008, we owned 74,681 homesites and had access to an additional 38,589 homesites through either option contracts with third parties or agreements with unconsolidated entities in which we have investments. At November 30, 2008, 2% of the homesites we owned were subject to home purchase contracts. Our backlog of sales contracts was 1,599 homes ($456.3 million) at November 30, 2008, compared to 4,009 homes ($1,384.1 million) at November 30, 2007. The lower backlog was attributable to challenged market conditions that persisted throughout 2008, which resulted in lower new orders in 2008, compared to 2007.

2007 versus 2006

Revenues from home sales decreased 36% in the year ended November 30, 2007 to $9.5 billion from $14.9 billion in 2006. Revenues were lower primarily due to a 33% decrease in the number of home deliveries and a 6% decrease in the average sales price of homes delivered in 2007. New home deliveries, excluding unconsolidated entities, decreased to 31,582 homes in the year ended November 30, 2007 from 47,032 homes in 2006. In the year ended November 30, 2007, new home deliveries were lower in each of our homebuilding segments and Homebuilding Other, compared to 2006. The average sales price of homes delivered decreased to $297,000 in the year ended November 30, 2007 from $315,000 in 2006, primarily due to higher sales incentives offered to homebuyers ($48,000 per home delivered in 2007, compared to $32,000 per home delivered in 2006).

Gross margins on home sales excluding SFAS 144 valuation adjustments were $1.3 billion, or 13.9%, in the year ended November 30, 2007, compared to $3.0 billion, or 20.3%, in 2006. Gross margin percentage on home sales decreased compared to 2006 in all of our homebuilding segments primarily due to higher sales incentives offered to homebuyers. Gross margins on home sales were $570.7 million, or 6.0%, in the year ended November 30, 2007, which included $747.8 million of SFAS 144 valuation adjustments, compared to gross margins on home sales of $2,740.4 million, or 18.4%, in the year ended November 30, 2006, which included $280.5 million of SFAS 144 inventory valuation adjustments. Gross margins on home sales excluding SFAS 144 valuation adjustments is a non-GAAP financial measure disclosed by certain of our competitors and has been presented because we find it useful in evaluating its performance and believe that it helps readers of our financial statements compare our operations with those of our competitors.

Homebuilding interest expense (primarily included in cost of homes sold and cost of land sold) was $203.7 million in 2007, compared to $241.1 million in 2006. The decrease in interest expense was due to lower interest costs resulting from lower average debt during 2007, as well as decreased deliveries during 2007, compared to 2006. Our homebuilding debt to total capital ratio as of November 30, 2007 was 37.5%, compared to 31.4% as of November 30, 2006. Our net homebuilding debt to total capital ratio as of November 30, 2007 was 30.2% compared to 25.5% as of November 30, 2006. The net homebuilding debt to total capital ratio consists of net homebuilding debt (homebuilding debt less homebuilding cash) divided by total capital (net homebuilding debt plus stockholders’ equity).

Selling, general and administrative expenses were reduced by $396.6 million, or 22%, in the year ended November 30, 2007, compared to 2006, primarily due to reductions in associate headcount and variable selling expenses. As a percentage of revenues from home sales, selling, general and administrative expenses increased to 14.5% in the year ended November 30, 2007, from 11.9% in 2006. The 260 basis point increase was primarily due to lower revenues.

Loss on land sales totaled $1,661.1 million in the year ended November 30, 2007, which included $740.4 million of SFAS 144 valuation adjustments on the inventory acquired by the Morgan Stanley land investment venture discussed below, $426.9 million of SFAS 144 valuation adjustments and $530.0 million of write-offs of deposits and pre-acquisition costs related to 36,900 homesites under option that we do not intend to purchase. In the year ended November 30, 2006, loss on land sales totaled $30.0 million, which included $69.1 million of SFAS 144 valuation adjustments and $152.2 million of write-offs of deposits and pre-acquisition costs related to 24,200 homesites that were under option.

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

Equity in loss from unconsolidated entities was $362.9 million in the year ended November 30, 2007, which included $364.2 million of our share of SFAS 144 valuation adjustments related to the assets of our investments in unconsolidated entities, compared to equity in loss from unconsolidated entities of $12.5 million in the year ended November 30, 2006, which included $126.4 million of our share of SFAS 144 valuation adjustments related to the assets of our investments in unconsolidated entities.

During the year ended November 30, 2007, we recorded goodwill impairments of $190.2 million related to our homebuilding operations.

Management fees and other income (expense), net, totaled ($76.0) million in the year ended November 30, 2007, which included $132.2 million of APB 18 valuation adjustments to our investments in unconsolidated entities, compared to management fees and other income (expense), net, of $66.6 million in the year ended November 30, 2006, net of $14.5 million of APB 18 valuation adjustments to our investments in unconsolidated entities.

Minority interest income (expense), net was ($1.9) million and ($13.4) million, respectively, in the years ended November 30, 2007 and 2006.

Sales of land, equity in loss from unconsolidated entities, management fees and other income (expense), net and minority interest income (expense), net may vary significantly from period to period depending on the timing of land sales and other transactions entered into by us and unconsolidated entities in which we have investments.

In February 2007, our LandSource joint venture admitted MW Housing Partners as a new strategic partner. As part of the transaction, the joint venture obtained $1.6 billion of non-recourse financing, which consisted of a $200 million five-year Revolving Credit Facility, a $1.1 billion six-year Term Loan B Facility and a $244 million seven-year Second Lien Term Facility. The transaction resulted in a cash distribution to us of $707.6 million, but reduced our resulting ownership of LandSource to 16%. As a result of the recapitalization, we recognized a pretax gain of $175.9 million in 2007.

Operating earnings for the Financial Services segment were $6.1 million in the year ended November 30, 2007, compared to $149.8 million in 2006. The decrease was primarily due to a decline in profitability from both the segment’s mortgage and title operations and $28.4 million of partial write-offs of land seller notes receivable.

The decline in profitability was due to the overall weakness in the housing market, which led to a decrease in volume and transactions for the mortgage and title operations compared to 2006.

Corporate general and administrative expenses were reduced by $20.1 million, or 10%, in the year ended November 30, 2007, compared to 2006. As a percentage of total revenues, corporate general and administrative expenses increased to 1.7% in the year ended November 30, 2007, compared to 1.2% in 2006, primarily due to lower revenues.

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

We have disaggregated our Houston homebuilding division from our Homebuilding Central reportable segment and have presented Houston as a separate reportable segment due to the division achieving a quantitative threshold set forth in SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information (“SFAS 131”) as of and for the year ended November 30, 2008. All segment information related to prior years has been restated to conform to the fiscal 2008 presentation. The change in reportable segments has no effect on our consolidated financial position, results of operations or cash flows.

Information about homebuilding activities in states in which our homebuilding activities are not economically similar to those in other states in the same geographic area is grouped under “Homebuilding Other.” References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to homebuilding segments are to those reportable segments.

At November 30, 2008, our revised reportable homebuilding segments and Homebuilding Other consisted of homebuilding operations located in:

East: Florida, Maryland, New Jersey and Virginia.

Central: Arizona, Colorado and Texas. (1)

West: California and Nevada.

Houston: Houston, Texas.

Other: Illinois, Minnesota, New York, North Carolina and South Carolina.

(1)	Texas in the Central reportable segment excludes Houston, Texas, which is its own reportable segment.

The following tables set forth selected financial and operational information related to our homebuilding operations for the years indicated:

Selected Financial and Operational Data

	Years Ended November 30,
	2008	2007	2006
	(In thousands)
Revenues:
East:
Sales of homes	$1,252,725	2,691,198	4,642,582
Sales of land	23,033	63,452	129,297

Total East	1,275,758	2,754,650	4,771,879

Central:
Sales of homes	512,957	1,549,020	2,549,138
Sales of land	20,153	56,819	80,168

Total Central	533,110	1,605,839	2,629,306

West:
Sales of homes	1,408,051	3,460,667	5,466,437
Sales of land	32,112	83,045	503,075

Total West	1,440,163	3,543,712	5,969,512

Houston:
Sales of homes	542,288	815,250	996,036
Sales of land	8,565	23,000	23,879

Total Houston	550,853	838,250	1,019,915

Other:
Sales of homes	434,696	946,805	1,200,681
Sales of land	28,458	40,996	31,747

Total Other	463,154	987,801	1,232,428

Total homebuilding revenues	$4,263,038	9,730,252	15,623,040

	Years Ended November 30,
	2008	2007	2006
	(In thousands)
Operating earnings (loss):
East:
Sales of homes	$(37,361)	(366,153)	305,397
Sales of land	(41,242)	(400,830)	(63,729)
Goodwill impairments	—	(46,274)	—
Equity in loss from unconsolidated entities	(31,422)	(58,069)	(14,947)
Management fees and other income (expense), net	(64,106)	(20,910)	14,335
Minority interest income (expense), net	3,924	(923)	(4,402)

Total East	(170,207)	(893,159)	236,654

Central:
Sales of homes	(67,124)	(110,663)	113,960
Sales of land	(11,330)	(142,330)	(878)
Goodwill impairments	—	(31,293)	—
Equity in earnings (loss) from unconsolidated entities	(1,310)	(25,378)	7,931
Management fees and other income (expense), net	(11,006)	(18,834)	6,297
Minority interest income (expense), net	(407)	(85)	689

Total Central	(91,177)	(328,583)	127,999

West:
Sales of homes	(67,757)	(347,018)	532,456
Sales of land	(74,987)	(950,316)	84,749
Gain on recapitalization of unconsolidated entity	133,097	175,879	—
Goodwill impairments	—	(43,955)	—
Equity in loss from unconsolidated entities	(25,113)	(274,267)	(6,449)
Management fees and other income (expense), net	(100,597)	(38,404)	38,918
Minority interest income (expense), net	440	(723)	(9,757)

Total West	(134,917)	(1,478,804)	639,917

Houston:
Sales of homes	39,897	76,378	77,732
Sales of land	807	1,151	5,989
Equity in loss from unconsolidated entities	(920)	(752)	(168)
Management fees and other income (expense), net	(978)	2,878	3,834
Minority interest income, net	—	22	—

Total Houston	38,806	79,677	87,387

Other:
Sales of homes	(13,283)	(50,230)	(54,071)
Sales of land	(6,463)	(168,814)	(56,130)
Goodwill impairments	—	(68,676)	—
Equity in earnings (loss) from unconsolidated entities	(391)	(4,433)	1,097
Management fees and other income (expense), net	(23,294)	(759)	3,245
Minority interest income (expense), net	140	(218)	55

Total Other	(43,291)	(293,130)	(105,804)

Total homebuilding operating earnings (loss)	$(400,786)	(2,913,999)	986,153

Summary of Homebuilding Data

	At or for the Years Ended November 30,
	2008	2007	2006
Deliveries
East	4,957	9,840	14,859
Central	2,442	7,020	11,287
West	4,031	8,739	13,333
Houston	2,736	4,380	5,782
Other	1,569	3,304	4,307

Total	15,735	33,283	49,568

Of the total home deliveries listed above, 391, 1,701 and 2,536, respectively, represent deliveries from unconsolidated entities for the years ended November 30, 2008, 2007 and 2006.

New Orders
East	3,953	7,492	11,290
Central	2,280	5,055	10,292
West	3,396	6,765	11,119
Houston	2,416	3,621	5,828
Other	1,346	2,820	3,683

Total	13,391	25,753	42,212

Of the new orders listed above, 174, 1,091 and 1,921, respectively, represent new orders from unconsolidated entities for the years ended November 30, 2008, 2007 and 2006.

Backlog—Homes
East	787	1,797	4,139
Central	123	285	2,250
West	247	942	2,991
Houston	269	589	1,348
Other	173	396	880

Total	1,599	4,009	11,608

Of the homes in backlog listed above, 8 homes, 364 homes and 1,089 homes, respectively, represent homes in backlog from unconsolidated entities at November 30, 2008, 2007 and 2006.

Backlog Dollar Value (In thousands)
East	$202,791	587,100	1,460,213
Central	23,736	67,344	590,487
West	108,779	408,280	1,328,617
Houston	57,785	128,340	259,985
Other	63,179	193,073	341,126

Total	$456,270	1,384,137	3,980,428

Of the dollar value of homes in backlog listed above, $12,460, $182,664 and $478,707, respectively, represent the backlog dollar value from unconsolidated entities at November 30, 2008, 2007 and 2006.

Backlog represents the number of homes under sales contracts. Homes are sold using sales contracts, which are generally accompanied by sales deposits. In some instances, purchasers are permitted to cancel sales if they fail to qualify for financing or under certain other circumstances. We experienced cancellation rates in our homebuilding segments and Homebuilding Other as follows:

	Years Ended November 30,
	2008	2007	2006
Cancellation Rates
East	31%	34%	32%
Central	22%	29%	29%
West	24%	29%	30%
Houston	27%	32%	24%
Other	23%	20%	22%

Total	26%	30%	29%

During the fourth quarter of 2008, our cancellation rate was 32%. Although we continued to experience a higher than normal cancellation rate during 2008, we remained focused on reselling these homes, which, in many instances, included the use of sales incentives (discussed below as a percentage of revenues from home sales) to avoid the build up of excess inventory. We do not recognize revenue on homes under sales contracts until the sales are closed and title passes to the new homeowners, except for our multi-level residential buildings under construction for which revenue was recognized under percentage-of-completion accounting during 2006 and 2007. In 2008, we stopped recognizing revenues and expenses under percentage-of-completion accounting for our multi-level residential buildings under construction as a result of Emerging Issues Task Force 06-8, Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66 for Sales of Condominiums (“EITF 06-8”) (see Note 1 in Item 8 of this Report).

2008 versus 2007

East: Homebuilding revenues decreased in 2008, compared to 2007, primarily due to a decrease in the number of home deliveries and in the average sales price of homes delivered in all of the states in this segment. Gross margins on home sales excluding SFAS 144 valuation adjustments were $241.3 million, or 19.3%, in 2008, compared to $368.0 million, or 13.7%, in 2007. Gross margin percentage on home sales increased compared to last year due to our lower inventory basis and continued focus on reducing costs. As a percentage of home sales revenues, sales incentives were 17.2% in 2008 and 16.9% in 2007. Gross margins on home sales were $164.5 million, or 13.1% in 2008 including SFAS 144 valuation adjustments of $76.8 million, compared to gross margins on home sales of $89.0 million, or 3.3%, in 2007 including $279.1 million of SFAS 144 valuation adjustments.

Losses on land sales were $41.2 million in 2008 (including $19.0 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $23.3 million of SFAS 144 valuation adjustments), compared to losses on land sales of $400.8 million in 2007 (including $119.6 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $307.5 million of SFAS 144 valuation adjustments).

Central: Homebuilding revenues decreased in 2008, compared to 2007, primarily due to a decrease in the number of home deliveries in all of the states in this segment. Gross margins on home sales excluding SFAS 144 valuation adjustments were $59.9 million, or 11.7%, in 2008, compared to $193.3 million, or 12.5%, in 2007. Gross margin percentage on home sales decreased compared to last year primarily due to higher sales incentives offered to homebuyers (15.9% in 2008, compared to 13.0% in 2007). Gross margins on home sales were $31.8 million, or 6.2% in 2008 including SFAS 144 valuation adjustments of $28.1 million, compared to gross margins on home sales of $102.0 million, or 6.6%, in 2007 including $91.4 million of SFAS 144 valuation adjustments.

Losses on land sales were $11.3 million in 2008 (including $6.0 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $12.4 million of SFAS 144 valuation adjustments), compared to losses on land sales of $142.3 million in 2007 (including $56.3 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $79.1 million of SFAS 144 valuation adjustments).

West: Homebuilding revenues decreased in 2008, compared to 2007, primarily due to a decrease in the number of home deliveries and average sales price of homes delivered in all of the states in this segment. Gross margins on home sales excluding SFAS 144 valuation adjustments were $229.7 million, or 16.3%, in 2008, compared to $451.0 million, or 13.0%, in 2007. Gross margin percentage on home sales increased compared to last year primarily due to our lower inventory basis and continued focus on reducing costs, despite higher sales incentives offered to homebuyers (15.3% in 2008, compared to 14.3% in 2007). Gross margins on home sales were $154.1 million, or 10.9% in 2008 including SFAS 144 valuation adjustments of $75.6 million, compared to gross margins on home sales of $119.1 million, or 3.4%, in 2007 including $331.8 million of SFAS 144 valuation adjustments.

Losses on land sales were $75.0 million in 2008 (including $62.4 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $11.1 million of SFAS 144 valuation adjustments), compared to losses on land sales of $950.3 million in 2007 (including $310.8 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $648.6 million of SFAS 144 valuation adjustments).

Houston: Homebuilding revenues decreased in 2008, compared to 2007, primarily due to a decrease in the number of home deliveries in this segment. Gross margins from home sales excluding SFAS 144 valuation adjustments were $106.2 million, or 19.6%, in 2008, compared to $174.5 million, or 21.4%, in 2007. Gross margin percentage on home sales decreased compared to last year primarily due to higher sales incentives offered to homebuyers (11.1% in 2008, compared to 7.7% in 2007). Gross margins on home sales were $103.9 million, or 19.2% in 2008 including SFAS 144 valuation adjustments of $2.3 million, compared to gross margins on home sales of $171.7 million, or 21.1%, in 2007 including $2.8 million of SFAS 144 valuation adjustments.

Gross profits on land sales were $0.8 million in 2008 (net of $0.7 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $0.1 million of SFAS 144 valuation adjustments), compared to gains on land sales of $1.2 million in 2007 (net of $0.8 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $1.8 million of SFAS 144 valuation adjustments).

Other: Homebuilding revenues decreased in 2008, compared to 2007, primarily due to a decrease in the number of home deliveries in all of the states in Homebuilding Other, and a decrease in the average sales price of homes delivered in all of the states in this segment except in Minnesota. Gross margins from home sales excluding SFAS 144 valuation adjustments were $68.0 million, or 15.7%, in 2008, compared to $131.7 million, or 13.9%, in 2007. Gross margin percentage on home sales increased compared to last year primarily due to our lower inventory basis and continued focus on reducing costs, despite higher sales incentives offered to homebuyers (13.6% in 2008, compared to 9.1% in 2007). Gross margins on home sales were $55.3 million, or 12.7% in 2008 including SFAS 144 valuation adjustments of $12.7 million, compared to gross margins on home sales of $88.9 million, or 9.4%, in 2007 including $42.8 million of SFAS 144 valuation adjustments.

Losses on land sales were $6.5 million in 2008 (including $9.0 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $0.9 million of SFAS 144 valuation adjustments), compared to losses on land sales of $168.8 million in 2007 (including $42.4 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $130.3 million of SFAS 144 valuation adjustments).

2007 versus 2006

East: Homebuilding revenues decreased in 2007, compared to 2006, primarily due to a decrease in the number of home deliveries in Florida and a decrease in the average sales price of homes delivered in all of the states in this segment. Gross margins on home sales excluding SFAS 144 valuation adjustments were $368.0 million, or 13.7%, in 2007, compared to $1,020.7 million, or 22.0%, in 2006. Gross margins decreased compared to 2006 primarily due to higher sales incentives offered to homebuyers (16.9% in 2007, compared to 11.4% in 2006). Gross margins on home sales were $89.0 million, or 3.3% in 2007 including SFAS 144 valuation adjustments of $279.1 million, compared to gross margins on home sales of $865.0 million, or 18.6%, in 2006 including $155.7 million of SFAS 144 valuation adjustments.

Losses on land sales were $400.8 million in 2007 (including $119.6 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $307.5 million of SFAS 144 valuation adjustments), compared to losses on land sales of $63.7 million in 2006 (including $80.5 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $24.7 million of SFAS 144 valuation adjustments).

Central: Homebuilding revenues decreased in 2007, compared to 2006, primarily due to a decrease in the number of home deliveries in all of the states in this segment, and a decrease in the average sales price of homes delivered in Arizona and Colorado. Gross margins on home sales excluding SFAS 144 valuation adjustments were $193.3 million, or 12.5%, in 2007, compared to $442.0 million, or 17.3%, in 2006. Gross margins decreased compared to 2006 primarily due to higher sales incentives offered to homebuyers (13.0% in 2007, compared to 10.2% in 2006). Gross margins on home sales were $102.0 million, or 6.6%, in 2007 including $91.4 million of SFAS 144 valuation adjustments, compared to gross margins on home sales of $414.9 million, or 16.3%, in 2006 including $27.1 million of SFAS 144 valuation adjustments primarily in Arizona and Colorado.

Losses on land sales were $142.3 million in 2007 (including $56.3 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $79.1 million of SFAS 144 valuation adjustments), compared to losses on land sales of $0.9 million in 2006 (including $2.5 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $16.3 million of SFAS 144 valuation adjustments).

West: Homebuilding revenues decreased in 2007, compared to 2006, primarily due to a decrease in the number of home deliveries and average sales price of homes delivered in all of the states in this segment. Gross margins on home sales excluding SFAS 144 valuation adjustments were $451.0 million, or 13.0%, in 2007, compared to $1,224.8 million, or 22.4%, in 2006. Gross margins decreased compared to 2006 primarily due to higher sales incentives offered to homebuyers (14.3% in 2007, compared to 7.5% in 2006). Gross margins on home sales were $119.1 million, or 3.4% in 2007 including SFAS 144 valuation adjustments of $331.8 million, compared to gross margins on home sales of $1,144.6 million, or 20.9%, in 2006 including $80.2 million of SFAS 144 valuation adjustments in all states.

Losses on land sales were $950.3 million in 2007 (including $310.8 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $648.6 million of SFAS 144 valuation adjustments), compared to gains on land sales of $84.7 million in 2006 (net of $44.0 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase).

Houston: Homebuilding revenues decreased in 2007, compared to 2006, primarily due to a decrease in the number of home deliveries in this segment. Gross margins on home sales excluding SFAS 144 valuation adjustments were $174.5 million, or 21.4%, in 2007, compared to $189.5 million, or 19.0%, in 2006. Gross margins on home sales decreased compared to 2006 primarily due to higher sales incentives offered to homebuyers (7.7% in 2007, compared to 5.9% in 2006). Gross margins on home sales were $171.7 million, or 21.1%, in 2007 including SFAS 144 valuation adjustments of $2.8 million, compared to gross margins on home sales of $189.5 million, or 19.0%, in 2006.

Gross profits on land sales were of $1.2 million in 2007 (net of $0.8 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $1.8 million of SFAS 144 valuation adjustments), compared to gains on land sales of $6.0 million in 2006 (including $0.5 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $1.0 million of SFAS 144 valuation adjustments).

Other: Homebuilding revenues decreased in 2007, compared to 2006, primarily due to a decrease in the number of home deliveries in all of the states in this segment, and a decrease in the average sales price of homes delivered in Illinois. Gross margins on home sales excluding SFAS 144 valuation adjustments were $131.7 million, or 13.9%, in 2007, compared to $143.9 million, or 12.0%, in 2006. Gross margins on home sales decreased compared to 2006 primarily due to the decrease in homebuilding revenues and higher sales incentives offered to homebuyers (9.1% in 2007, compared to 7.8% in 2006). Gross margins on home sales were $88.9 million, or 9.4% in 2007 including SFAS 144 valuation adjustments of $42.8 million, compared to gross margins on home sales of $126.5 million, or 10.5%, in 2006 including $17.4 million of SFAS 144 valuation adjustments primarily in Arizona and Colorado.

Losses on land sales were $168.8 million in 2007 (including $42.4 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $130.3 million of SFAS 144 valuation adjustments), compared to losses on land sales of $56.1 million in 2006 (including $24.8 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $27.1 million of SFAS 144 valuation adjustments).

Financial Services Segment

We have one Financial Services reportable segment that provides mortgage financing, title insurance, closing services and other ancillary services (including high-speed Internet and cable television) for both buyers of our homes and others. Substantially all of the loans the Financial Services segment originates are sold in the secondary mortgage market on a servicing released, non-recourse basis; although, we remain liable for certain limited representations. The following table sets forth selected financial and operational information relating to our Financial Services segment. The results of operations of companies we acquired during 2006 were not material to our consolidated financial statements and are included in the table since the respective dates of the acquisitions.

	Years Ended November 30,
	2008	2007	2006
	(Dollars in thousands)
Revenues	$312,379	456,529	643,622
Costs and expenses (1)	343,369	450,409	493,819

Operating earnings (loss) (1)	$(30,990)	6,120	149,803

Dollar value of mortgages originated	$4,290,000	7,740,000	10,480,000

Number of mortgages originated	18,300	30,900	41,800

Mortgage capture rate of Lennar homebuyers	85%	73%	66%

Number of title and closing service transactions	105,900	136,300	161,300

Number of title policies issued	96,700	146,200	195,700

(1)	Financial Services costs and expenses and operating loss for the year ended November 30, 2008 include a $27.2 million impairment of goodwill.

During 2007 and 2008, concern in the mortgage market about a likely increase in defaults (which, in fact, has occurred) led to tightening lending standards, which among other things, has resulted in a significant decline in the availability of sub-prime loans (loans to persons with a FICO score under 620) and Alt A loans (loans to persons with FICO scores of 620 or more who do not have conventional documentation of their incomes or net worths). Because we sell all the loans we originate, we had to conform our lending standards to the tightened industry standards. This reduced the number of persons who qualified for loans from us. During the year ended November 30, 2008, the number of sub-prime and Alt A loans made by our Financial Services segment to purchasers of our homes were negligible, compared to approximately 2% and 29%, respectively, of sub-prime and Alt A loans made during the year ended November 30, 2007.

Financial Condition and Capital Resources

At November 30, 2008, we had cash and cash equivalents related to our homebuilding and financial services operations of $1,203.4 million, compared to $795.2 million at November 30, 2007.

We finance our land acquisition and development activities, construction activities, financial services activities and general operating needs primarily with cash generated from our operations and public debt issuances, as well as cash borrowed under our revolving credit facility and our warehouse lines of credit.

Operating Cash Flow Activities

During 2008 and 2007, cash flows provided by operating activities amounted to $1,100.8 million and $444.5 million, respectively. During 2008, cash flows provided by operating activities included a decrease in our inventory as a result of reduced land purchases, a reduction in construction in progress resulting from lower new home starts and write-offs and valuation adjustments pertaining to the respective inventory. In order to improve liquidity in 2008, we continued to focus our efforts on adjusting pricing to meet market conditions, as we pulled back production and curtailed land purchases where possible in order to keep our balance sheet positioned for future opportunities. Cash flows provided by operating activities were also impacted by a decrease in our receivables primarily related to the collection of our income tax receivables, a decrease in loans held-for-sale resulting from a decrease in our new home deliveries during the year and our deferred income tax provision. Cash flows provided by operating activities were partially offset by our net loss and a decrease in accounts payable and other liabilities primarily due to a decrease in our land purchases.

During 2007, cash flows provided by operating activities consisted primarily of the change in inventories including inventory write-offs and valuation adjustments, our equity in loss from unconsolidated entities including our share of valuation adjustments related to assets of the unconsolidated entities, partially offset by our net loss, a deferred income tax benefit and a decrease in accounts payable and other liabilities.

Investing Cash Flow Activities

Cash flows used in investing activities totaled $265.7 million in the year ended November 30, 2008, compared to cash provided by investing activities of $307.0 million in 2007. During the year ended November 30, 2008, we contributed $403.7 million of cash to unconsolidated entities, compared to $608.0 million in 2007. Our investing activities also included distributions of capital from unconsolidated entities of $87.8 million and $542.3 million, respectively, during the years ended November 30, 2008 and 2007. During 2007, we received distributions of $354.6 million in excess of our investment in LandSource due to its recapitalization.

We are always looking at the possibility of acquiring homebuilders and other companies. However, at November 30, 2008, we had no agreements or understandings regarding any significant transactions.

Financing Cash Flow Activities

During 2008, our financing cash flow activities primarily related to net repayments under financial services debt, principal payments on other borrowings and dividends paid, partially offset by receipts related to minority interests.

During 2007, we sold a diversified portfolio of land to our land investment joint venture with Morgan Stanley Real Estate Fund II, L.P. for $525 million. As part of the transaction, we entered into option agreements and obtained rights of first offer, providing us the opportunity to purchase certain finished homesites. Due to our continuing involvement, the transaction did not qualify as a sale under GAAP; thus, the inventory remained on our balance sheet as of November 30, 2007. As a result of the transaction in 2007, we received $445 million of cash (net of our deposit on the homesites under option and our invested contribution to the land investment venture). During 2008, we exercised certain land option contracts from the land investment venture, reducing the liabilities reflected on our consolidated balance sheet related to consolidated inventory not owned by $48.4 million.

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

	November 30,
	2008	2007
	(Dollars in thousands)
Homebuilding debt	$2,544,935	2,295,436
Stockholders’ equity	2,623,007	3,822,119

Total capital	$5,167,942	6,117,555

Homebuilding debt to total capital	49.2%	37.5%

Homebuilding debt	$2,544,935	2,295,436
Less: Homebuilding cash and cash equivalents	1,091,468	642,467

Net homebuilding debt	$1,453,467	1,652,969

Net homebuilding debt to total capital (1)	35.7%	30.2%

(1)	Net homebuilding debt to total capital consists of net homebuilding debt (homebuilding debt less homebuilding cash and cash equivalents) divided by total capital (net homebuilding debt plus stockholders’ equity).

At November 30, 2008, homebuilding debt to total capital was higher compared to prior year because of the decrease in stockholders’ equity primarily due to our net loss as a result of inventory valuation adjustments, write-offs of option deposits and pre-acquisition costs, SFAS 144 valuation adjustments related to assets of unconsolidated entities, APB 18 valuation adjustments to investments in unconsolidated entities and a SFAS 109 valuation allowance against our deferred tax assets, all of which are non-cash items. At November 30, 2008, net homebuilding debt to total capital was higher compared to November 30, 2007 due to a decrease in stockholders’ equity despite an increase in homebuilding cash and cash equivalents of $449.0 million.

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

The following table summarizes our homebuilding senior notes and other debts payable:

	November 30,
	2008	2007
	(Dollars in thousands)
7 5/8% senior notes due 2009	$280,976	279,491
5.125% senior notes due 2010	299,877	299,825
5.95% senior notes due 2011	249,615	249,516
5.95% senior notes due 2013	346,851	346,268
5.50% senior notes due 2014	248,088	247,806
5.60% senior notes due 2015	501,618	501,804
6.50% senior notes due 2016	249,733	249,708
Mortgage notes on land and other debt	368,177	121,018

	$2,544,935	2,295,436

Our average debt outstanding was $2.3 billion in 2008, compared to $3.1 billion in 2007. The average rate for interest incurred was 5.8% in 2008 and 2007. Interest incurred related to homebuilding debt for the year ended November 30, 2008 was $148.3 million, compared to $199.1 million in 2007. The majority of our short-term financing needs, including financings for land acquisition and development activities and general operating needs, are met with cash generated from operations and funds available under our senior unsecured revolving credit facility (the “Credit Facility”).

The Credit Facility consists of a $1.1 billion revolving credit facility maturing in July 2011. Our borrowings under the Credit Facility are limited by a borrowing base calculation, consisting of specified percentages of various types of our assets. Under the Credit Facility, we are required to maintain a leverage ratio of 55% for the fourth quarter of 2008 and our 2009 fiscal year and a leverage ratio of 52.5% for our 2010 and 2011 fiscal years. If our minimum tangible net worth, as defined by our Credit Facility, goes below $1.6 billion, our Credit Facility would be reduced from $1.1 billion to $0.9 billion. In no event can our minimum tangible net worth, as defined by our Credit Facility, be less than $1.3 billion. At November 30, 2008, we believe we were in compliance with our debt covenants.

In addition to other requirements, the Credit Facility limits our investments in joint ventures and requires us to effect quarterly reductions of our maximum recourse exposure related to joint ventures in which we have investments by a total of $200 million by November 30, 2009 of which we have already made significant progress. We must also effect quarterly reductions during our 2010 fiscal year totaling $180 million and during the first six months of our 2011 fiscal year totaling $80 million. By May 31, 2011, our maximum recourse exposure related joint ventures in which we have investments cannot exceed $275 million.

The Credit Facility is guaranteed by substantially all of our subsidiaries. Interest rates on outstanding borrowings are LIBOR-based, with margins determined based on changes in our credit ratings, or an alternate base rate, as described in the credit agreement. During the years ended November 30, 2008 and 2007, the average daily borrowings under the Credit Facility were $21.3 million and $143.2 million, respectively. At both November 30, 2008 and 2007, we had no outstanding balance under the Credit Facility. However, at November 30, 2008 and 2007, $275.2 million and $443.5 million, respectively, of our total letters of credit outstanding discussed below, were collateralized against certain borrowings available under the Credit Facility.

Our performance letters of credit outstanding were $167.5 millions and $390.2 million, respectively, at November 30, 2008 and 2007. Our financial letters of credit outstanding were $278.5 million and $424.2 million, respectively, at November 30, 2008 and 2007. Performance letters of credit are generally posted with regulatory bodies to guarantee our performance of certain development and construction activities, and financial letters of credit are generally posted in lieu of cash deposits on option contracts.

In June 2007, we redeemed our $300 million senior floating-rate notes due 2009. The redemption price was $300.0 million, or 100% of the principal amount of the outstanding notes due 2009, plus accrued and unpaid interest as of the redemption date.

In November 2006, we redeemed our $200 million senior floating-rate notes due 2007. The redemption price was $200.0 million, or 100% of the principal amount of outstanding notes due 2007, plus accrued and unpaid interest as of the redemption date.

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

In April 2006, we issued $250 million of 5.95% senior notes due 2011 and $250 million of 6.50% senior notes due 2016 (collectively, the “New Senior Notes”) at prices of 99.766% and 99.873%, respectively, in a private placement under SEC Rule 144A. Proceeds from the offering of the New Senior Notes, after initial purchaser’s discount and expenses, were $248.7 million and $248.9 million, respectively. We added the proceeds to our working capital to be used for general corporate purposes. Interest on the New Senior Notes is due semi-annually. The New Senior Notes are unsecured and unsubordinated, and substantially all of our subsidiaries guarantee the New Senior Notes. In October 2006, we completed an exchange offer of the New Senior Notes for substantially identical notes registered under the Securities Act of 1933 (the “Exchange Notes”), with substantially all of the New Senior Notes being exchanged for the Exchange Notes. At November 30, 2008 and 2007, the carrying amount of the Exchange Notes was $499.3 million and $499.2 million, respectively.

In September 2005, we sold $300 million of 5.125% senior notes due 2010 (the “5.125% Senior Notes”) at a price of 99.905% in a private placement. Proceeds from the offering, after initial purchaser’s discount and expenses, were $298.2 million. We added the proceeds to our working capital to be used for general corporate purposes. Interest on the 5.125% Senior Notes is due semi-annually. The 5.125% Senior Notes are unsecured and unsubordinated. Substantially all of our subsidiaries guaranteed the 5.125% Senior Notes. In 2006, we exchanged the 5.125% Senior Notes for registered notes. The registered notes have substantially identical terms as the 5.125% Senior Notes, except that the registered notes do not include transfer restrictions that are applicable to the 5.125% Senior Notes. At November 30, 2008 and 2007, the carrying amount of the 5.125% Senior Notes was $299.9 million and $299.8 million, respectively.

In April 2005, we sold $300 million of 5.60% Senior Notes due 2015 (the “Senior Notes”) at a price of 99.771%. Proceeds from the offering, after initial purchaser’s discount and expenses, were $297.5 million. In July 2005, we sold $200 million of 5.60% Senior Notes due 2015 at a price of 101.407%. The Senior Notes were the same issue as the Senior Notes we sold in April 2005. Proceeds from the offering, after initial purchaser’s discount and expenses, were $203.9 million. We added the proceeds of both offerings to our working capital to be used for general corporate purposes. Interest on the Senior Notes is due semi-annually. The Senior Notes are unsecured and unsubordinated. Substantially all of our subsidiaries guaranteed the Senior Notes. The Senior Notes were subsequently exchanged for identical Senior Notes that had been registered under the Securities Act of 1933. At November 30, 2008 and 2007, the carrying amount of the Senior Notes sold in April and July 2005 was $501.6 million and $501.8 million, respectively.

Substantially all of our wholly-owned subsidiaries have guaranteed all our Senior Notes (the “Guaranteed Notes”). The guarantees are full and unconditional and the guarantor subsidiaries are 100% directly and indirectly owned by Lennar Corporation. The principal reason our wholly-owned subsidiaries guaranteed the Guaranteed Notes is so holders of the Guaranteed Notes will have rights at least as great with regard to our subsidiaries as any other holders of a material amount of our unsecured debt. Therefore, the guarantees of the Guaranteed Notes will remain in effect while the guarantor subsidiaries guarantee a material amount of the debt of Lennar Corporation, as a separate entity, to others. At any time, however, when a guarantor subsidiary is no longer guaranteeing at least $75 million of Lennar Corporation’s debt other than the Guaranteed Notes, either directly or by guaranteeing other subsidiaries’ obligations as guarantors of Lennar Corporation’s debt, the guarantor subsidiaries’ guarantee of the Guaranteed Notes will be suspended. Currently, the only debt the guarantor subsidiaries are guaranteeing other than the Guaranteed Notes is Lennar Corporation’s principal revolving bank credit line (currently the Credit Facility). Therefore, if, the guarantor subsidiaries cease guaranteeing Lennar Corporation’s obligations under its principal revolving bank credit line and are not guarantors of any new debt, the guarantor subsidiaries’ guarantees of the Guaranteed Notes will be suspended until such time, if any, as they again are guaranteeing at least $75 million of Lennar Corporation’s debt other than the Guaranteed Notes.

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

At November 30, 2008, our Financial Services segment had a syndicated warehouse repurchase facility, which matures in April 2009 ($125 million, plus a $50 million temporary accordion feature that expired in December 2008) and a warehouse repurchase facility, which matures in June 2009 ($150 million).

Our Financial Services segment uses these facilities to finance its lending activities until the mortgage loans are sold to investors and expects both facilities to be renewed or replaced with other facilities when they mature. At November 30, 2008 and 2007, borrowings under the lines of credit were $209.5 million and $505.4 million, respectively, and were collateralized by mortgage loans and receivables on loans sold but not yet funded by investors with outstanding principal balances of $286.7 million and $540.9 million, respectively, at November 30, 2008 and 2007. These facilities have several interest rate-pricing options, which fluctuate with market rates. The combined effective interest rate on the facilities at November 30, 2008 was 3.5%.

At November 30, 2008 and 2007, our Financial Services segment had advances under a different conduit funding agreement totaling $10.8 million and $11.8 million, respectively, which had an effective interest rate of 2.9% and 5.8%, respectively, at November 30, 2008 and 2007. During 2008, our Financial Services segment entered into a new on going 60-day committed repurchase facility for $75 million. As of November 30, 2008, it had advances under this facility totaling $5.2 million, which had an effective interest rate of 3.7%.

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

Changes in Capital Structure

In June 2001, our Board of Directors authorized a stock repurchase program to permit the purchase of up to 20 million shares of our outstanding common stock. During 2008 and 2007, there were no material share repurchases of common stock under the stock repurchase program. During 2006, we repurchased 6.2 million shares of common stock under the stock repurchase program for an aggregate purchase price including commissions of $320.1 million, or $51.59 per share. As of November 30, 2008, 6.2 million shares of common stock can be repurchased in the future under the program.

Treasury stock increased by 0.5 million Class A common shares and 0.8 million Class A common shares during the years ended November 30, 2008 and November 30, 2007, primarily related to forfeitures of restricted stock. In addition to the common shares purchased under our stock repurchase program during the year ended November 30, 2006, we repurchased approximately 0.1 million Class A common shares related to the vesting of restricted stock and distribution of common stock from our deferred compensation plan.

In October 2008, the Company’s Board of Directors voted to decrease the annual dividend rate with regard to the Company’s Class A and Class B common stock to $0.16 per share per year (payable quarterly) from $0.64 per share per year (payable quarterly). During 2008, 2007 and 2006, Class A and Class B common stockholders received per share annual dividends of $0.52, $0.64 and $0.64, respectively.

Based on our current financial condition and credit relationships, we believe that our operations and borrowing resources will provide for our current and long-term capital requirements at our anticipated levels of activity.

Off-Balance Sheet Arrangements

Investments in Unconsolidated Entities

At November 30, 2008, we had equity investments in 116 unconsolidated entities, compared to 214 unconsolidated entities at November 30, 2007. Due to current market conditions, we are focused on continuing to reduce the number of unconsolidated entities that we have investments in. Our investments in unconsolidated entities by type of venture were as follows:

	November 30,
	2008	2007
	(In thousands)
Land development	$633,652	738,481
Homebuilding	133,100	195,790

Total investment	$766,752	934,271

During 2008, as homebuilding market conditions remained challenged, we recorded $32.2 million of our share of SFAS 144 valuation adjustments related to the assets of unconsolidated entities in which we have investments, compared to $364.2 million for the year ended November 30, 2007. In addition, we recorded $172.8 million and $132.2 million, respectively, of APB 18 valuation adjustments to our investments in unconsolidated entities for the years ended November 30, 2008 and 2007. We will continue to monitor our investments in joint ventures and the recoverability of assets owned by those joint ventures.

We strategically invest in unconsolidated entities that acquire and develop land (1) for our homebuilding operations or for sale to third parties or (2) for the construction of homes for sale to third-party homebuyers. Through these entities, we primarily seek to reduce and share our risk by limiting the amount of our capital invested in land, while obtaining access to potential future homesites and allowing us to participate in strategic ventures. The use of these entities also, in some instances, enables us to acquire land to which we could not otherwise obtain access, or could not obtain access on as favorable terms, without the participation of a strategic partner. Participants in these joint ventures are land owners/developers, other homebuilders and financial or strategic partners. Joint ventures with land owners/developers give us access to homesites owned or controlled by our partner. Joint ventures with other homebuilders provide us with the ability to bid jointly with our partner for large land parcels. Joint ventures with financial partners allow us to combine our homebuilding expertise with access to our partners’ capital. Joint ventures with strategic partners allow us to combine our homebuilding expertise with the specific expertise (e.g. commercial or infill experience) of our partner. Each joint venture is governed by an executive committee consisting of members from the partners.

Although the strategic purposes of our joint ventures and the nature of our joint ventures partners vary, the joint ventures are generally designed to acquire, develop and/or sell specific assets during a limited life-time. The joint ventures are typically structured through non-corporate entities in which control is shared with our venture partners. Each joint venture is unique in terms of its funding requirements and liquidity needs. We and the other joint venture participants typically make pro-rata cash contributions to the joint venture. In many cases, our risk is limited to our equity contribution and potential future capital contributions. The capital contributions usually coincide in time with the acquisition of properties by the joint venture. Additionally, most joint ventures obtain third-party debt to fund a portion of the acquisition, development and construction costs of their communities. The joint venture agreements usually permit, but do not require, the joint ventures to make additional capital calls in the future. However, capital calls relating to the repayment of joint venture debt under payment or maintenance guarantees generally is required.

Under the terms of our joint venture agreements, we generally have the right to share in earnings and distributions of the entities on a pro-rata basis based on our ownership percentage. Some joint venture agreements provide for a different allocation of profit and cash distributions if and when the cumulative results of the joint venture exceed specified targets (such as a specified internal rate of return). Our equity in earnings (loss) from unconsolidated entities excludes our pro-rata share of joint ventures’ earnings resulting from land sales to our homebuilding divisions. Instead, we account for those earnings as a reduction of our costs of purchasing the land from the joint ventures. This in effect defers recognition of our share of the joint ventures’ earnings related to these sales until we deliver a home and title passes to a third-party homebuyer.

In some instances, we are designated as the manager of the unconsolidated entity and receive fees for such services. In addition, we often enter into option contracts to acquire properties from our joint ventures, generally for market prices at specified dates in the future. Option contracts generally require us to make deposits using cash or irrevocable letters of credit toward the exercise price. These option deposits generally approximate 10% of the exercise price.

We regularly monitor the results of our unconsolidated joint ventures and any trends that may affect their future liquidity or results of operations. Joint ventures in which we have investments are subject to a variety of financial and non-financial debt covenants related primarily to equity maintenance, fair value of collateral and minimum homesite takedown or sale requirements. We monitor the performance of joint ventures in which we have investments on a regular basis to assess compliance with debt covenants. For those joint ventures not in compliance with the debt covenants, we evaluate and assess possible impairment of our investment.

Our arrangements with joint ventures generally do not restrict our activities or those of the other participants. However, in certain instances, we agree not to engage in some types of activities that may be viewed as competitive with the activities of these ventures in the localities where the joint ventures do business.

As discussed above, the joint ventures in which we invest generally supplement equity contributions with third-party debt to finance their activities. In many instances, the debt financing is non-recourse, thus neither we nor the other equity partners are a party to the debt instruments. In other cases, we and the other partners agree to provide credit support in the form of repayment or maintenance guarantees.

Material contractual obligations of our unconsolidated joint ventures primarily relate to the debt obligations described above. The joint ventures generally do not enter into lease commitments because the entities are managed either by us, or another of the joint venture participants, who supply the necessary facilities and employee services in exchange for market-based management fees. However, they do enter into management contracts with the participants who manage them. Some joint ventures also enter into agreements with developers, which may be us or other joint venture participants, to develop raw land into finished homesites or to build homes.

The joint ventures often enter into option agreements with buyers, which may include us or other joint venture participants, to deliver homesites or parcels in the future at market prices. Option deposits are recorded by the joint ventures as liabilities until the exercise dates at which time the deposit and remaining exercise proceeds are recorded as revenue. Any forfeited deposit is recognized as revenue at the time of forfeiture. Our unconsolidated joint ventures generally do not enter into off-balance sheet arrangements.

As described above, the liquidity needs of joint ventures in which we have investments vary on an entity-by-entity basis depending on each entity’s purpose and the stage in its life cycle. During formation and development activities, the entities generally require cash, which is provided through a combination of equity contributions and debt financing, to fund acquisition and development of properties. As the properties are completed and sold, cash generated is available to repay debt and for distribution to the joint venture’s members. Thus, the amount of cash available for a joint venture to distribute at any given time is primarily a function of the scope of the joint venture’s activities and the stage in the joint venture’s life cycle.

We track our share of cumulative earnings and cumulative distributions of our joint ventures. For purposes of classifying distributions received from joint ventures in our statements of cash flows, cumulative distributions are treated as returns on capital to the extent of cumulative earnings and included in our consolidated statements of cash flows as operating activities. Cumulative distributions in excess of our share of cumulative earnings are treated as returns of capital and included in our consolidated statements of cash flows as investing activities.

At November 30, 2008, the unconsolidated entities in which we had investments had total assets of $7.8 billion and total liabilities of $5.1 billion, which included $4.1 billion of debt. These unconsolidated entities usually finance their activities with a combination of partner equity and debt financing. As of November 30, 2008, our equity in these unconsolidated entities represented 29% of the entities’ total equity, down from 34% at November 30, 2007. Indebtedness of an unconsolidated entity is secured by its own assets. There is no cross collateralization of debt to different unconsolidated entities. Some unconsolidated entities own multiple properties and other assets. We also do not use our investment in one unconsolidated entity as collateral for the debt in another unconsolidated entity or commingle funds among our unconsolidated entities.

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

The summary of our net recourse exposure related to the unconsolidated entities in which we have investments was as follows:

	November 30,
	2008	2007
	(In thousands)
Several recourse debt—repayment	$78,547	123,022
Several recourse debt—maintenance	167,941	355,513
Joint and several recourse debt—repayment	138,169	263,364
Joint and several recourse debt—maintenance	123,051	291,727
Land seller debt recourse exposure	12,170	—

Our maximum recourse exposure	519,878	1,033,626
Less joint and several reimbursement agreements with our partners	(127,428)	(238,692)

Our net recourse exposure	$392,450	794,934

The recourse debt exposure in the table above represents our maximum exposure to loss from guarantees and does not take into account the underlying value of the collateral.

Although we, in some instances, guarantee the indebtedness of unconsolidated entities in which we have an investment, our unconsolidated entities that have recourse debt have a significant amount of assets and equity. The summarized balance sheets of our unconsolidated entities with recourse debt were as follows:

	November 30,
	2008	2007
	(In thousands)
Assets	$2,846,819	3,220,695
Liabilities	1,565,148	2,311,216
Equity	1,281,671	909,479

In addition, we and/or our partners sometimes guarantee the obligations of an unconsolidated entity in order to help secure a loan to that entity. When we and/or our partners provide guarantees, the unconsolidated entity generally receives more favorable terms from its lenders than would otherwise be available to it. In a repayment guarantee, we and our venture partners guarantee repayment of a portion or all of the debt in the event of a default before the lender would have to exercise its rights against the collateral. The maintenance guarantees only apply if the value of the collateral (generally land and improvements) is less than a specified percentage of the loan balance. If we are required to make a payment under a maintenance guarantee to bring the value of the collateral above the specified percentage of the loan balance, the payment may constitute a capital contribution or loan to the unconsolidated entity and increase our share of any funds the unconsolidated entity distributes. During the years ended November 30, 2008 and 2007, amounts paid under our maintenance guarantees were $74.0 million and $84.1 million, respectively. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, as of November 30, 2008, the fair values of the maintenance guarantees and repayment guarantees were not material. We believe that as of November 30, 2008, in the event we become legally obligated to perform under a guarantee of the obligations of an unconsolidated entity due to a triggering event under a guarantee, most of the time the collateral should be sufficient to repay at least a significant portion of the obligation or we and our partners would contribute additional capital into the venture.

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

In certain circumstances, we have placed performance letters of credit and surety bonds with municipalities for our joint ventures.

The total debt of the unconsolidated entities in which we have investments was as follows:

	November 30,
	2008	2007
	(In thousands)
Our net recourse exposure	$392,450	794,934
Reimbursement agreements from partners	127,428	238,692
Partner several recourse	285,519	465,641
Non-recourse land seller debt or other debt	90,519	202,048
Non-recourse debt with completion guarantees	820,435	1,432,880
Non-recourse debt without completion guarantees	2,345,707	1,982,475

Total debt	$4,062,058	5,116,670

Some of the unconsolidated entities’ debt arrangements contain financial covenants. As market conditions remained challenged during the year ended November 30, 2008, we continued to closely monitor these covenants and the unconsolidated entities’ abilities to comply with them. In these challenged market conditions, some of the unconsolidated entities may have to request of their lenders waivers or amendments to debt agreements so that the unconsolidated entities would remain in compliance with such covenants. Additionally, unconsolidated entities may have to extend or refinance the debt if their operations are not on track to meet their projected cash flows. In instances in which we have guaranteed obligations of unconsolidated entities, the entities’ inability to comply with loan covenants could result in calls on our guarantees.

Summarized financial information on a combined 100% basis related to unconsolidated entities in which we had investments that are accounted for by the equity method was as follows:

Balance Sheets	November 30,
	2008	2007
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$135,081	301,468
Inventories	7,115,360	7,941,835
Other assets	541,984	827,208

	$7,792,425	9,070,511

Liabilities and equity:
Accounts payable and other liabilities	$1,042,002	1,214,374
Debt	4,062,058	5,116,670
Equity of:
Lennar	766,752	934,271
Others	1,921,613	1,805,196

Total equity of unconsolidated entities	2,688,365	2,739,467

	$7,792,425	9,070,511

Our equity in its unconsolidated entities	29%	34%

Debt to total capital of our unconsolidated entities is calculated as follows:

	November 30,
	2008	2007
	(Dollars in thousands)
Debt	$4,062,058	5,116,670
Equity	2,688,365	2,739,467

Total capital	$6,750,423	7,856,137

Debt to total capital of our unconsolidated entities	60.2%	65.1%

Debt to total capital of our unconsolidated entities (excluding LandSource)	49.8%	61.1%

In November 2007, we sold a portfolio of land to a strategic land investment venture with Morgan Stanley Real Estate Fund II, L.P., an affiliate of Morgan Stanley & Co., Inc., in which we have a 20% ownership interest and 50% voting rights. We also manage the land investment venture’s operations and receive fees for our services. As part of the transaction, we entered into option agreements and obtained rights of first offer providing us the opportunity to purchase certain finished homesites. We have no obligation to exercise the options and cannot acquire a majority of the entity’s assets. Due to our continuing involvement, the transaction did not qualify as a sale under GAAP; thus, the inventory has remained on our consolidated balance sheet in consolidated inventory not owned. As a result of the transaction, the land investment venture recorded the purchase of the portfolio of land as inventory. As of November 30, 2008, the portfolio of land (including land development costs) of $538.4 million is reflected as inventory in the summarized condensed financial information related to unconsolidated entities in which we have investments.

Statements of Operations and Selected Information	Years Ended November 30,
	2008	2007	2006
	(Dollars in thousands)
Revenues	$862,728	2,060,279	2,651,932
Costs and expenses	1,394,601	3,075,696	2,588,196

Net earnings (loss) of unconsolidated entities	$(531,873)	(1,015,417)	63,736

Our share of net earnings (loss) (1)	$(55,598)	(353,946)	24,918
Our share of net loss—recognized (1)	$(59,156)	(362,899)	(12,536)
Our cumulative share of net earnings—deferred at November 30	$21,491	34,731	99,360
Our investments in unconsolidated entities	$766,752	934,271	1,447,178
Equity of the unconsolidated entities	$2,688,365	2,739,467	3,710,771

Our investment % in the unconsolidated entities	29%	34%	39%

(1)	For the years ended November 30, 2008, 2007 and 2006, our share of net loss recognized from unconsolidated entities includes $32.2 million, $364.2 million and $126.4 million, respectively, of our share of SFAS 144 valuation adjustments related to assets of the unconsolidated entities in which we have investments.

In June 2008, the LandSource Communities Development LLC (“LandSource”) unconsolidated joint venture and a number of its subsidiaries commenced proceedings under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. We own 16% of LandSource, and until 2007, we had owned 50%. In November 2008, our land purchase options with LandSource were terminated, thus we recognized a deferred profit of $101.3 million (net of $31.8 million of write-offs of option deposits and pre-acquisition costs and other write-offs) related to the 2007 recapitalization of LandSource. The bankruptcy filing could result in LandSource losing some or all of the properties it owns, termination of our management agreement with LandSource, claims against us and a substantial reduction (or total elimination) of our 16% ownership interest in LandSource, which had a carrying value of zero at November 30, 2008.

In February 2007, the LandSource joint venture admitted MW Housing Partners as a new strategic partner. As part of the transaction, the joint venture obtained $1.6 billion of non-recourse financing, which consisted of a $200 million five-year Revolving Credit Facility, a $1.1 billion six-year Term Loan B Facility and a $244 million seven-year Second Lien Term Facility. The transaction resulted in a cash distribution to us of $707.6 million. As a result, our ownership in LandSource was reduced to 16%. As a result of the recapitalization, we recognized a pretax financial statement gain of $175.9 million during the year ended November 30, 2007. During the year ended November 30, 2007, we also recognized $24.7 million of profit deferred at the time of the recapitalization of the LandSource joint venture in management fees and other income (expense), net.

Option Contracts

In our homebuilding operations, we often obtain access to land through option contracts, which generally enables us to control portions of properties owned by third parties (including land funds) and unconsolidated entities until we have determined whether to exercise the option.

A majority of our option contracts require a non-refundable cash deposit or irrevocable letter of credit based on a percentage of the purchase price of the land. These option deposits generally approximate 10% of the exercise price. Our option contracts sometimes include price adjustment provisions, which adjust the purchase price of the land to its approximate fair value at the time of acquisition or are based on fair value at the time of takedown. The exercise periods of our option contracts generally range from one-to-ten years.

Our investments in option contracts are recorded at cost unless those investments are determined to be impaired, in which case our investments are written down to fair value. We review option contracts for impairment during each reporting period in accordance with SFAS 144 and SFAS No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects. The most significant indicator of impairment is a decline in the fair value of the optioned property such that the purchase and development of the optioned property would no longer meet our targeted return on investment. Such declines could be caused by a variety of factors including increased competition, decreases in demand or changes in local regulations that adversely impact the cost of development. Changes in any of these factors would cause us to re-evaluate the likelihood of exercising our land options.

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

When we intend not to exercise an option, we write-off any deposit and pre-acquisition costs associated with the option contract. For the years ended November 30, 2008, 2007 and 2006, we wrote-off $97.2 million, $530.0 million and $152.2 million, respectively, of option deposits and pre-acquisition costs related to 8,200 homesites, 36,900 homesites and 24,200 homesites, respectively, under option that we do not intend to purchase.

The table below indicates the number of homesites owned and homesites to which we had access through option contracts with third parties (“optioned”) or unconsolidated joint ventures in which we have investments (“JVs”) (i.e., controlled homesites) for each of our homebuilding segments and Homebuilding Other at November 30, 2008 and 2007:

November 30, 2008	Controlled Homesites			Owned Homesites	Total Homesites
	Optioned	JVs	Total
East	8,705	4,444	13,149	25,688	38,837
Central	1,820	5,991	7,811	14,501	22,312
West	203	12,078	12,281	18,776	31,057
Houston	1,461	2,654	4,115	7,389	11,504
Other	529	704	1,233	8,327	9,560

Total homesites	12,718	25,871	38,589	74,681	113,270

November 30, 2007	Controlled Homesites			Owned Homesites	Total Homesites
	Optioned	JVs	Total
East	14,888	14,091	28,979	24,014	52,993
Central	3,470	12,679	16,149	7,848	23,997
West	1,243	30,800	32,043	15,300	47,343
Houston	2,313	3,694	6,007	7,071	13,078
Other	963	1,729	2,692	8,568	11,260

Total homesites	22,877	62,993	85,870	62,801	148,671

We evaluated all option contracts for land when entered into or upon a reconsideration event to determine whether we are the primary beneficiary of certain of these option contracts. Although we do not have legal title to the optioned land, under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, (“FIN 46R”), if we are deemed to be the primary beneficiary, we are required to consolidate the land under option at the purchase price of the optioned land. During the year ended November 30, 2008, the effect of consolidation of these option contracts was an increase of $32.4 million to consolidated inventory not owned with a corresponding increase to liabilities related to consolidated inventory not owned in our consolidated balance sheet as of November 30, 2008. This increase was offset primarily by our exercise of options to acquire land under certain contracts previously consolidated, resulting in a net decrease in consolidated inventory not owned of $141.3 million. To reflect the purchase price of the inventory consolidated under FIN 46R, we reclassified $2.5 million of related option deposits from land under development to consolidated inventory not owned in the accompanying consolidated balance sheet as of November 30, 2008. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and our cash deposits.

Our exposure to loss related to our option contracts with third parties and unconsolidated entities consisted of our non-refundable option deposits and pre-acquisition costs totaling $191.2 million and $317.1 million, respectively, at November 30, 2008 and 2007. Additionally, we had posted $89.5 million and $193.3 million, respectively, of letters of credit in lieu of cash deposits under certain option contracts as of November 30, 2008 and 2007.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations at November 30, 2008:

Contractual Obligations		Payments Due by Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(In thousands)
Homebuilding—Senior notes and other debts payable	$2,544,935	427,542	730,516	387,438	999,439
Financial services—Notes and other debts payable	225,783	225,682	46	42	13
Interest commitments under interest bearing debt (1)	570,929	126,520	208,084	145,401	90,924
Operating leases	169,116	48,411	68,716	28,229	23,760

Total contractual obligations (2)	$3,510,763	828,155	1,007,362	561,110	1,114,136

(1)	Interest commitments on variable interest-bearing debt are determined based on the interest rate as of November 30, 2008.
(2)	Total contractual obligations exclude our FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—on Interpretation of FASB Statement No. 109, (“FIN 48”) liability of $100.2 million as of November 30, 2008 because we were unable to make reasonable estimates as to the period of cash settlement with the respective taxing authorities.

We are subject to the usual obligations associated with entering into contracts (including option contracts) for the purchase, development and sale of real estate in the routine conduct of our business. Option contracts for the purchase of land generally enable us to defer acquiring portions of properties owned by third parties and unconsolidated entities until we have determined whether to exercise our option. This reduces our financial risk associated with land holdings. At November 30, 2008, we had access to 38,589 homesites through option contracts with third parties and unconsolidated entities in which we have investments. At November 30, 2008, we had $191.2 million of non-refundable option deposits and pre-acquisition costs related to certain of these homesites and $89.5 million of letters of credit posted in lieu of cash deposits under certain option contracts.

At November 30, 2008, we had letters of credit outstanding in the amount of $446.0 million (which included the $89.5 million of letters of credit discussed above). These letters of credit are generally posted either with regulatory bodies to guarantee our performance of certain development and construction activities or in lieu of cash deposits on option contracts. Additionally, at November 30, 2008, we had outstanding performance and surety bonds related to site improvements at various projects (including certain projects in our joint ventures) of $1.1 billion. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all of the development and construction activities are completed. As of November 30, 2008, there were approximately $444.2 million, or 42%, of costs to complete related to these site improvements. We do not presently anticipate any draws upon these bonds, but if any such draws occur, we do not believe they would have a material effect on our financial position, results of operations or cash flows.

Our Financial Services segment had a pipeline of loan applications in process of $710.8 million at November 30, 2008. Loans in process for which interest rates were committed to the borrowers and builder commitments for loan programs totaled $248.8 million as of November 30, 2008. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers or borrowers may not meet certain criteria at the time of closing, the total commitments do not necessarily represent future cash requirements.

Our Financial Services segment uses mandatory mortgage-backed securities (“MBS”) forward commitments, option contracts and investor commitments to hedge our mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments, option contracts and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At November 30, 2008, we had open commitments amounting to $332.0 million to sell MBS with varying settlement dates through February 2009.

The following sections discuss economic conditions, market and financing risk, seasonality and interest rates and changing prices that may have an impact on our business:

Economic Conditions

Throughout 2007 and 2008, market conditions in the homebuilding industry were negatively impacted by broad-based pressures such as rising unemployment, falling home prices, increased foreclosures, tighter credit and volatile equity markets, which further eroded consumer confidence and depressed home sales. These market conditions resulted in high cancellation rates of 26% and 30%, respectively, in 2008 and 2007. Despite our continued use of sales incentives, our net new orders were down 48% and 39%, respectively, in 2008 and 2007. Our sales incentives were $48,700 per home delivered and $48,000 per home delivered, respectively in 2008 and 2007. A continued decline in the prices for new homes could adversely affect our revenues and margins, as well as the carrying amount of our inventory and other investments.

Market and Financing Risk

We finance our contributions to JVs, land acquisition and development activities, construction activities, financial services activities and general operating needs primarily with cash generated from operations and public debt issuances, as well as cash borrowed under our revolving credit facility and borrowings under our warehouse lines of credit. We also purchase land under option agreements, which enables us to control homesites until we have determined whether to exercise the option. We tried to manage the financial risks of adverse market conditions associated with land holdings by what we believed to be prudent underwriting of land purchases in areas we viewed as desirable growth markets, careful management of the land development process and, until 2007 and 2008, limitation of risks by using partners to share the costs of purchasing and developing land, as well as obtaining access to land through option contracts. Although we believed our land underwriting standards were conservative, we did not anticipate the severe decline in land values and the sharply reduced demand for new homes encountered throughout 2007 and 2008.

Seasonality

We have historically experienced variability in our results of operations from quarter-to-quarter due to the seasonal nature of the homebuilding business. Due to challenged market conditions, we are currently focusing our efforts, in all quarters, on inventory management in order to deliver inventory and generate cash.

Interest Rates and Changing Prices

Inflation can have a long-term impact on us because increasing costs of land, materials and labor result in a need to increase the sales prices of homes. In addition, inflation is often accompanied by higher interest rates, which can have a negative impact on housing demand and the costs of financing land development activities and housing construction. Rising interest rates, as well as increased materials and labor costs, may reduce gross margins. An increase in material and labor costs is particularly a problem during a period of declining home prices. During 2008, increased costs of materials and labor along with a decrease in home sales prices contributed to lower gross margins and significant inventory valuation adjustments. Converserly, deflation can impact the value of real estate and make it difficult for us to recover our land costs. Therefore, either inflation or deflation could adversely impact our future results of operations.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 was effective for our financial assets and liabilities on December 1, 2007. The FASB deferred the provisions of SFAS 157 relating to nonfinancial assets and liabilities; implementation by us is now required on December 1, 2008. SFAS 157 has not and is not expected to materially affect how we determine fair value, but has resulted and will result in certain additional disclosures.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51, (“SFAS 160”). SFAS 160 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest in a subsidiary and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS 160 is effective for our fiscal year beginning December 1, 2009. We are evaluating the impact the adoption of SFAS 160 will have on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133, (“SFAS 161”). SFAS 161 expands the disclosure requirements in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, regarding an entity’s derivative instruments and hedging activities. SFAS 161 is effective for our fiscal year beginning December 1, 2008. We do not expect the adoption of SFAS 161 to have a material effect on our consolidated financial statements.

In December 2008, the FASB issued FASB Staff Position (“FSP”) FAS 140-4 and FIN 46(R)-8, Disclosure by Public Entities (Enterprises) About Transfers of Financial Assets and Interests in Variable Interest Entities. The purpose of the FSP is to promptly improve disclosures by public companies until the pending amendments to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, (“SFAS 140”), and FIN 46R are finalized and approved by the FASB. The FSP amends SFAS 140 to require public companies to provide additional disclosures about transferor’s continuing involvement with transferred financial assets. It also amends FIN 46R by requiring public companies to provide additional disclosures regarding their involvement with variable interest entities. This FSP is effective for our fiscal year beginning December 1, 2008. The FSP will not have a material effect on our consolidated financial statements.

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

Homebuilding Operations

Revenue Recognition

Revenues from sales of homes are recognized when sales are closed and title passes to the new homeowner, the new homeowner’s initial and continuing investment is adequate to demonstrate a commitment to pay for the home, the new homeowner’s receivable is not subject to future subordination and we do not have a substantial continuing involvement with the new home in accordance with SFAS No. 66, Accounting for Sales of Real Estate, (“SFAS 66”). Revenues from sales of land are recognized when a significant down payment is received, the earnings process is complete, title passes and collectability of the receivable is reasonably assured. We believe that the accounting policy related to revenue recognition is a critical accounting policy because of the significance of revenue.

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

We estimate the fair value of our communities using a discounted cash flow model. These projected cash flows for each community are significantly impacted by estimates related to market supply and demand, product type by community, homesite sizes, sales pace, sales prices, sales incentives, construction costs, sales and marketing expenses, the local economy, competitive conditions, labor costs, costs of materials and other factors for that particular community. The determination of fair value also requires discounting the estimated cash flows at a rate commensurate with the inherent risks associated with the assets and related estimated cash flow streams. The discount rate used in determining each asset’s fair value depends on the community’s projected life and development stage. We generally use a 20% discount rate, subject to the perceived risks associated with the community’s cash flow streams relative to its inventory. For example, construction in progress inventory which is closer to completion will generally require a lower discount rate than land under development in communities consisting of multiple phases spanning several years of development.

We estimate fair values of inventory evaluated for impairment under SFAS 144 based on market conditions and assumptions made by management at the time the inventory is evaluated, which may differ materially from actual results if market conditions or our assumptions change. For example, further market deterioration or changes in our assumptions may lead to us incurring additional impairment charges on previously impaired inventory, as well as on inventory not currently impaired, but for which indicators of impairment may arise if further market deterioration occurs.

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

We believe that the accounting related to inventory valuation and impairment is a critical accounting policy because: (1) assumptions inherent in the valuation of our inventory are highly subjective and susceptible to change and (2) the impact of recognizing impairments on our inventory has been and could continue to be material to our consolidated financial statements. Our evaluation of inventory impairment, as discussed above, includes many assumptions. The critical assumptions include the timing of the home sales within a community, management’s projections of selling prices and costs and the discount rate applied to estimate the fair value of the homesites within a community on the balance sheet date. Our assumptions on the timing of home sales are critical because the homebuilding industry has historically been cyclical and sensitive to changes in economic conditions such as interest rates, credit availability, unemployment levels and consumer sentiment. Changes in these economic conditions could materially affect the projected sales price, costs to develop the homesites and/or absorption rate in a community. Our assumptions on discount rates are critical because the selection of a discount rate affects the estimated fair value of the homesites within a community. A higher discount rate reduces the estimated fair value of the homesites within the community, while a lower discount rate increases the estimated fair value of the homesites within a community. Because of changes in economic and market conditions and assumptions and estimates required of management in valuing inventory during changing market conditions, actual results could differ materially from management’s assumptions and may require material inventory impairment charges to be recorded in the future.

During the years ended November 30, 2008, 2007 and 2006, we recorded $340.5 million, $2,445.1 million and $501.8 million, respectively, of inventory adjustments, which included $195.5 million, $747.8 million and $280.5 million, respectively, in 2008, 2007 and 2006, of SFAS 144 valuation adjustments to finished homes, construction in progress and land on which we intend to build homes, $47.8 million, $1,167.3 million and $69.1 million, respectively, in 2008, 2007 and 2006, of SFAS 144 valuation adjustments to land we intend to sell or have sold to third parties and $97.2 million, $530.0 million and $152.2 million, respectively, in 2008, 2007 and 2006 of write-offs of deposits and pre-acquisition costs. The $1,167.3 million of SFAS 144 valuation adjustments recorded in 2007 to land we intend to sell or have sold to third parties includes $740.4 million of SFAS 144 valuation adjustments related to the portfolio of land we sold to our strategic land investment venture with Morgan Stanley Real Estate Fund II, L.P., an affiliate of Morgan Stanley & Co., Inc., which was formed in November 2007. The SFAS 144 valuation adjustments were estimated based on market conditions and assumptions made by management at the time the valuation adjustments were recorded, which may differ materially from actual results if market conditions or our assumptions change. See Note 2 of the notes to our consolidated financial statements included in Item 8 of this document for details related to valuation adjustments and write-offs by reportable segment and homebuilding other.

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

At November 30, 2008, the reserve for warranty costs was $129.4 million. While we believe that the reserve for warranty costs is adequate, there can be no assurances that historical data and trends will accurately predict our actual warranty costs. Additionally, there can be no assurances that future economic or financial developments might not lead to a significant change in the reserve.

Investments in Unconsolidated Entities

We strategically invest in unconsolidated entities that acquire and develop land (1) for our homebuilding operations or for sale to third parties or (2) for construction of homes for sale third-party homebuyers. Our partners generally are unrelated homebuilders, land owners/developers and financial or other strategic partners.

Most of the unconsolidated entities through which we acquire and develop land are accounted for by the equity method of accounting because we are not the primary beneficiary, as defined under FIN 46R, and we have a significant, but less than controlling, interest in the entities. We record our investments in these entities in our consolidated balance sheets as “Investments in Unconsolidated Entities” and our pro-rata share of the entities’ earnings or losses in our consolidated statements of operations as “Equity in Earnings (Loss) from Unconsolidated Entities,” as described in Note 4 of the notes to our consolidated financial statements. Advances to these entities are included in the investment balance.

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

As of November 30, 2008, we believe that the equity method of accounting is appropriate for our investments in unconsolidated entities where we are not the primary beneficiary and we do not have a controlling interest, but rather share control with our partners. At November 30, 2008, the unconsolidated entities in which we had investments had total assets of $7.8 billion and total liabilities of $5.1 billion.

We evaluate our investments in unconsolidated entities for impairment during each reporting period in accordance with APB 18. A series of operating losses of an investee or other factors may indicate that a decrease in the value of our investment in the unconsolidated entity has occurred which is other-than-temporary. The amount of impairment recognized is the excess of the investment’s carrying amount over its estimated fair value.

Additionally, we consider various qualitative factors to determine if a decrease in the value of our investment is other-than-temporary. These factors include age of the venture, intent and ability for us to retain our investment in the entity, financial condition and long-term prospects of the entity and relationships with the other partners and banks. If we believe that the decline in the fair value of the investment is temporary, then no impairment is recorded.

The evaluation of our investment in unconsolidated entities includes two critical assumptions: (1) projected future distributions from the unconsolidated entities and (2) discount rates applied to the future distributions.

Our assumptions on the projected future distributions from the unconsolidated entities are dependent on market conditions. Specifically, distributions are dependent on cash to be generated from the sale of inventory by the unconsolidated entities. Such inventory is also reviewed for potential impairment by the unconsolidated entities in accordance with SFAS 144. The unconsolidated entities generally use a 20% discount rate in their SFAS 144 reviews for impairment, subject to the perceived risks associated with the community’s cash flow streams relative to its inventory. If a valuation adjustment is recorded by an unconsolidated entity in accordance with SFAS 144, our proportionate share of it is reflected in our equity in earnings (loss) from unconsolidated entities with a corresponding decrease to our investment in unconsolidated entities. In certain instances, we may be required to record additional losses relating to our investment in unconsolidated entities under APB 18; such losses are included in management fees and other income (expense), net. We believe our assumptions on the projected future distributions from the unconsolidated entities are critical because the operating results of the unconsolidated entities from which the projected distributions are derived are dependent on the status of the homebuilding industry, which has historically been cyclical and sensitive to changes in economic conditions such as interest rates, credit availability, unemployment levels and consumer sentiment. Changes in these economic conditions could materially affect the projected operational results of the unconsolidated entities from which the distributions are derived.

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

During the years ended November 30, 2008, 2007 and 2006, we recorded $205.0 million, $496.4 million and $140.9 million, respectively, of valuation adjustments to our investments in unconsolidated entities, which included $32.2 million, $364.2 million and $126.4 million, respectively, in 2008, 2007 and 2006, of our share of SFAS 144 valuation adjustments related to assets of our unconsolidated entities and $172.8 million, $132.2 million and $14.5 million, respectively, in 2008, 2007 and 2006, of valuation adjustments to our investments in unconsolidated entities in accordance with APB 18. These valuation adjustments were calculated based on market conditions and assumptions made by management at the time the valuation adjustments were recorded, which may differ materially from actual results if market conditions or our assumptions change. See Note 2 of the notes to our consolidated financial statements included in Item 8 of this document for details related to valuation adjustments and write-offs by reportable segment and homebuilding other.

Financial Services Operations

Revenue Recognition

Premiums from title insurance policies are recognized as revenue on the effective date of the policies. Escrow fees and loan origination revenues are recognized at the time the related real estate transactions are completed, usually upon the close of escrow. Gains and losses from the sale of loans and the expected net future cash flows related to the associated servicing of a loan are included in the measurement of all written loan commitments that are accounted for at fair value through earnings at the time of commitment. Interest income on loans held-for-sale and loans held-for-investment is recognized as earned over the terms of the mortgage loans based on the contractual interest rates. We believe that the accounting policy related to revenue recognition is a critical accounting policy because of the significance of revenue.

Allowance for Loan and Other Losses

We provide an allowance for loan losses by taking into consideration various factors such as past loan loss experience, present economic conditions and other factors considered relevant by management. Anticipated changes in economic conditions, which may influence the level of the allowance, are considered in the evaluation by management when the likelihood of the changes can be reasonably determined. This analysis is based on judgments and estimates and may change in response to economic developments or other conditions that may influence borrowers’ financial conditions or prospects. At November 30, 2008, the allowance for loan losses was $20.4 million, compared to $11.1 million at November 30, 2007. We believe that the 2008 year-end allowance is adequate, particularly in view of the fact that we usually sell the loans in the secondary mortgage market on a non-recourse basis within 30 days after we originate them. Since we remain liable for certain representations and warranties, there can be no assurances that further deterioration in the housing market and future economic or financial developments, including general interest rate increases or a slowdown in the economy, might not lead to increased provisions to the allowance or a higher occurrence of loan write-offs. This allowance requires management’s judgment and estimate. For these reasons, we believe that the accounting estimate related to the allowance for loan losses is a critical accounting estimate.

We provide a reserve for estimated title and escrow losses based upon management’s evaluation of claims presented and estimates for any incurred but not reported claims. The reserve is established at a level that management estimates to be sufficient to satisfy those claims where a loss is determined to be probable and the amount of such loss can be reasonably estimated. The reserve for title and escrow losses for both known and incurred but not reported claims is considered by management to be adequate for such purposes.

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

We review goodwill annually (or whenever indicators of impairment exist) for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”). Due to the continued deterioration in market conditions as a result of tightening mortgage credit standards and other factors, we evaluated the carrying value of our Financial Services segment’s goodwill for impairment in both our third and fourth quarters of 2008. During the third quarter of 2008, we impaired $27.2 million of our Financial Services segment’s goodwill. We also performed our annual impairment test of goodwill in the fourth quarter of 2008 and no additional impairments were recorded.

During the year ended November 30, 2007, we impaired $190.2 million of goodwill related to our homebuilding operations. We did not record impairment charges during the year ended November 30, 2006. As of November 30, 2008 and 2007, there were no material identifiable intangible assets, other than goodwill.

During the year ended November 30, 2007, we used an equally weighted combination of the market and income approaches to determine the fair value of our reporting units when performing our impairment test of goodwill in accordance with SFAS 142.

The market approach establishes fair value by comparing our company to other publicly traded guideline companies or by analysis of actual transactions of similar businesses or assets sold. We wrote off all of our homebuilding operation’s goodwill during the year ended November 30, 2007. As a result, our recorded goodwill of $61.2 million as of November 30, 2007 was attributed entirely to our Financial Services segment. For our review of the Financial Services segment’s goodwill during the third and fourth quarters of 2008, we determined the fair value of our Financial Services segment based entirely on the income approach due to a lack of guideline companies with adequate comparisons to our Financial Services segment on a stand alone basis.

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

In determining the fair value of our Financial Services segment under the income approach, our expected cash flows are affected by various assumptions. The most significant assumptions affecting our expected cash flows are the discount rate, projected revenue growth rate and operating profit margin. The impact of a change in any of our significant underlying assumptions +/- 1% would not result in a materially different fair value.

At November 30, 2008 and November 30, 2007, goodwill was $34.0 million and $61.2 million, respectively. Our goodwill of $34.0 million at November 30, 2008 is recorded in our Financial Services segment.

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

SFAS 109 requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets are assessed periodically by us based on the SFAS 109 more-likely-than-not realization threshold criterion. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with operating loss and tax credit carryforwards not expiring unused and tax planning alternatives. Based on our assessment, the uncertain and volatile market conditions and the fact that we are now in a cumulative loss position over the evaluation period, we recorded a non-cash deferred tax asset valuation allowance of $730.8 million in the year ended November 30, 2008. In future periods, the allowance could be reduced based on sufficient evidence indicating that it is more likely than not that a portion of our deferred tax assets will be realized. At November 30, 2008, we had no net deferred tax assets, compared to net deferred tax assets of $746.9 million at November 30, 2007.

We believe that the accounting estimate for the valuation of deferred tax assets is a critical accounting estimate because judgment is required in assessing the likely future tax consequences of events that have been recognized in our financial statements or tax returns. We base our estimate of deferred tax assets and liabilities on current tax laws and rates and, in certain cases, business plans and other expectations about future outcomes. Changes in existing tax laws or rates could affect actual tax results and future business results, which may affect the amount of deferred tax liabilities or the valuation of deferred tax assets over time. Our accounting for deferred tax consequences represents our best estimate of future events.

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

We account for stock option awards granted under the plans in accordance with the recognition and measurement provisions of SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”). Effective December 1, 2005, we adopted SFAS 123R using the modified-prospective-transition method. Under this transition method, compensation expense recognized during the year ended November 30, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of, December 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to December 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

We believe that the accounting estimate for share based payments is a critical accounting estimate because the calculation of share-based employee compensation expense involves estimates that require management’s judgments. These estimates include the fair value of each of our stock option awards, which are estimated on the date of grant using a Black-Scholes option-pricing model as discussed in Note 13 of the notes to our consolidated financial statements included under Item 8 of this document. The fair value of our stock option awards, which are subject to graded vesting, is expensed on a straight-line basis over the vesting life of the options. Expected volatility is based on an average of (1) historical volatility of our stock and (2) implied volatility from traded options on our stock. The risk-free rate for periods within the contractual life of the stock option award is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the stock option award is granted with a maturity equal to the expected term of the stock option award granted. We use historical data to estimate stock option exercises and forfeitures within our valuation model. The expected life of stock option awards granted is derived from historical exercise experience under our share-based payment plans and represents the period of time that stock option awards granted are expected to be outstanding.

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

The table below provides information at November 30, 2008 about our significant financial instruments that are sensitive to changes in interest rates. For loans held-for-sale, loans held-for-investment and investments held-to-maturity, senior notes and other debts payable and notes and other debts payable, the table presents principal cash flows and related weighted average effective interest rates by expected maturity dates and estimated fair values at November 30, 2008. Weighted average variable interest rates are based on the variable interest rates at November 30, 2008.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and Notes 1 and 16 of the notes to consolidated financial statements in Item 8 for a further discussion of these items and our strategy of mitigating our interest rate risk.

Information Regarding Interest Rate Sensitivity

Principal (Notional) Amount by

Expected Maturity and Average Interest Rate

November 30, 2008

	Years Ending November 30,					Thereafter	Total	Fair Value at November 30, 2008
	2009	2010	2011	2012	2013
	(Dollars in millions)
ASSETS
Financial services:
Loans held-for-sale, net:
Fixed rate	$—	—	—	—	—	189.8	189.8	189.8
Average interest rate	—	—	—	—	—	5.6%	5.6%	—
Variable rate	$—	—	—	—	—	0.3	0.3	0.3
Average interest rate	—	—	—	—	—	8.8%	8.8%	—
Loans held-for-investment and investments held-to-maturity:
Fixed rate	$48.1	4.5	0.7	0.8	0.9	15.6	70.6	70.7
Average interest rate	1.3%	6.8%	8.6%	8.7%	8.7%	8.6%	3.5%	—
Variable rate	$0.1	0.1	0.1	0.1	—	6.5	6.9	6.9
Average interest rate	7.2%	7.2%	7.2%	7.2%	—	7.2%	7.2%	—

LIABILITIES
Homebuilding:
Senior notes and other debts payable:
Fixed rate	$301.3	302.5	249.6	—	346.9	999.4	2,199.7	1,440.5
Average interest rate	7.1%	5.1%	6.0%	—	6.0%	5.8%	5.9%	—
Variable rate	$126.2	155.8	22.6	—	40.6	—	345.2	345.2
Average interest rate	5.0%	3.8%	2.7%	—	5.2%	—	4.3%	—
Financial services:
Notes and other debts payable:
Fixed rate	$0.1	0.1	—	—	—	—	0.2	0.2
Average interest rate	7.2%	7.8%	—	—	—	—	7.7%	—
Variable rate	$225.6	—	—	—	—	—	225.6	225.6
Average interest rate	3.4%	—	—	—	—	—	3.4%	—

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of November 30, 2008. The effectiveness of our internal control over financial reporting as of November 30, 2008 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Lennar Corporation

We have audited the internal control over financial reporting of Lennar Corporation and subsidiaries (the “Company”) as of November 30, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended November 30, 2008 of the Company and our report dated January 26, 2009 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Miami, Florida

January 26, 2009

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Lennar Corporation

We have audited the accompanying consolidated balance sheets of Lennar Corporation and subsidiaries (the “Company”) as of November 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended November 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Lennar Corporation and subsidiaries as of November 30, 2008 and 2007 and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of November 30, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 26, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Miami, Florida

January 26, 2009

LENNAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

November 30, 2008 and 2007

	2008	2007
	(In thousands, except per share amounts)
ASSETS
Homebuilding:
Cash and cash equivalents	$1,091,468	642,467
Restricted cash	8,828	35,429
Receivables, net	94,520	207,691
Income tax receivables	255,460	881,525
Inventories:
Finished homes and construction in progress	2,080,345	2,180,670
Land under development	1,741,407	1,500,075
Consolidated inventory not owned	678,338	819,658

Total inventories	4,500,090	4,500,403
Investments in unconsolidated entities	766,752	934,271
Other assets	99,802	863,152

	6,816,920	8,064,938
Financial services	607,978	1,037,809

Total assets	$7,424,898	9,102,747

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable	$246,727	376,134
Liabilities related to consolidated inventory not owned	592,777	719,081
Senior notes and other debts payable	2,544,935	2,295,436
Other liabilities	834,873	1,129,791

	4,219,312	4,520,442
Financial services	416,833	731,658

Total liabilities	4,636,145	5,252,100
Minority interest	165,746	28,528
Stockholders’ equity:
Preferred stock	—	—
Class A common stock of $0.10 par value per share Authorized: 2008 and 2007—300,000 shares Issued: 2008—140,503 shares; 2007—139,309 shares	14,050	13,931
Class B common stock of $0.10 par value per share Authorized: 2008 and 2007—90,000 shares Issued: 2008—32,964 shares; 2007—32,962 shares	3,296	3,296
Additional paid-in capital	1,944,626	1,920,386
Retained earnings	1,273,159	2,496,933
Deferred compensation plan; 2007—36 Class A common shares and 4 Class B common shares	—	(332)
Deferred compensation liability	—	332
Treasury stock, at cost; 2008—11,229 Class A common shares and 1,680 Class B common shares; 2007—10,705 Class A common shares and 1,679 Class B common shares	(612,124)	(610,366)
Accumulated other comprehensive loss	—	(2,061)

Total stockholders’ equity	2,623,007	3,822,119

Total liabilities and stockholders’ equity	$7,424,898	9,102,747

See accompanying notes to consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended November 30, 2008, 2007 and 2006

	2008	2007	2006
	(Dollars in thousands, except per share amounts)
Revenues:
Homebuilding	$4,263,038	9,730,252	15,623,040
Financial services	312,379	456,529	643,622

Total revenues	4,575,417	10,186,781	16,266,662

Costs and expenses:
Homebuilding (1)	4,541,881	12,189,077	14,677,565
Financial services (2)	343,369	450,409	493,819
Corporate general and administrative	129,752	173,202	193,307

Total costs and expenses	5,015,002	12,812,688	15,364,691

Gain on recapitalization of unconsolidated entity	133,097	175,879	—
Goodwill impairments	—	(190,198)	—
Equity in loss from unconsolidated entities (3)	(59,156)	(362,899)	(12,536)
Management fees and other income (expense), net (4)	(199,981)	(76,029)	66,629
Minority interest income (expense), net	4,097	(1,927)	(13,415)

Earnings (loss) before (provision) benefit for income taxes	(561,528)	(3,081,081)	942,649
(Provision) benefit for income taxes (5)	(547,557)	1,140,000	(348,780)

Net earnings (loss)	$(1,109,085)	(1,941,081)	593,869

Basic earnings (loss) per share	$(7.00)	(12.31)	3.76

Diluted earnings (loss) per share	$(7.00)	(12.31)	3.69

(1)	Homebuilding costs and expenses include $340.5 million, $2,445.1 million and $501.8 million, respectively, of valuation adjustments and write-offs of option deposits and pre-acquisition costs for the years ended November 30, 2008, 2007 and 2006.
(2)	Financial Services costs and expenses for the year ended November 30, 2008 include a $27.2 million impairment of goodwill.
(3)	Equity in loss from unconsolidated entities includes $32.2 million, $364.2 million and $126.4 million, respectively, of the Company’s share of SFAS 144 valuation adjustments related to assets of unconsolidated entities in which the Company has investments for the years ended November 30, 2008, 2007 and 2006.
(4)	Management fees and other income (expense), net includes $172.8 million, $132.2 million and $14.5 million, respectively, of APB 18 valuation adjustments to the Company’s investments in unconsolidated entities for the years ended November 30, 2008, 2007 and 2006.
(5)	(Provision) benefit for income taxes for the year ended November 30, 2008 includes a valuation allowance of $730.8 million that the Company recorded against its deferred tax assets.

See accompanying notes to consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended November 30, 2008, 2007 and 2006

	2008	2007	2006
	(Dollars in thousands)
Class A common stock:
Beginning balance	$13,931	13,689	13,025
Conversion of convertible senior subordinated notes to Class A common shares	—	—	488
Employee stock and director plans	119	242	176

Balance at November 30,	14,050	13,931	13,689

Class B common stock:
Beginning balance	3,296	3,287	3,278
Employee stock plans	—	9	9

Balance at November 30,	3,296	3,296	3,287

Additional paid-in capital:
Beginning balance	1,920,386	1,753,695	1,486,988
Conversion of convertible senior subordinated notes to Class A common shares, including tax benefit	—	95,978	157,406
Employee stock and director plans	12,940	47,235	82,342
Tax (provision) benefit from employee stock plans and vesting of restricted stock	(6,139)	5,171	15,705
Amortization of restricted stock and performance-based stock options	17,439	18,307	11,254

Balance at November 30,	1,944,626	1,920,386	1,753,695

Retained earnings:
Beginning balance	2,496,933	4,539,137	4,046,563
Net earnings (loss)	(1,109,085)	(1,941,081)	593,869
Cash dividends—Class A common stock	(67,220)	(80,984)	(80,860)
Cash dividends—Class B common stock	(16,267)	(20,139)	(20,435)
FIN 48 cumulative effect adjustment	(24,681)	—	—
EITF 06-8 cumulative effect adjustment	(6,521)	—	—

Balance at November 30,	1,273,159	2,496,933	4,539,137

Deferred compensation plan:
Beginning balance	(332)	(1,586)	(4,047)
Deferred compensation activity	332	1,254	2,461

Balance at November 30,	$—	(332)	(1,586)

See accompanying notes to consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)

Years Ended November 30, 2008, 2007 and 2006

	2008	2007	2006
	(Dollars in thousands)
Deferred compensation liability:
Beginning balance	$332	1,586	4,047
Deferred compensation activity	(332)	(1,254)	(2,461)

Balance at November 30,	—	332	1,586

Treasury stock, at cost:
Beginning balance	(610,366)	(606,395)	(293,222)
Employee stock plans	(1,758)	(3,971)	(3,125)
Purchases of treasury stock	—	—	(320,104)
Reissuance of treasury stock	—	—	10,056

Balance at November 30,	(612,124)	(610,366)	(606,395)

Accumulated other comprehensive loss:
Beginning balance	(2,061)	(2,041)	(5,221)
Unrealized gains arising during period on interest rate swaps, net of tax	—	1,002	2,853
Unrealized gain (loss) on Company’s portion of unconsolidated entity’s interest rate swap liability, net of tax	2,061	(2,061)	—
Unrealized gains arising during period on available-for-sale investment securities, net of tax	—	—	7
Reclassification adjustment for loss included in net loss for interest rate swaps, net of tax	—	338	—
Reclassification adjustment for gains included in net earnings for available-for-sale investment securities, net of tax	—	—	(245)
Change to the Company’s portion of unconsolidated entity’s minimum pension liability, net of tax	—	701	565

Balance at November 30,	—	(2,061)	(2,041)

Total stockholders’ equity	$2,623,007	3,822,119	5,701,372

Comprehensive income (loss)	$(1,107,024)	(1,941,101)	597,049

See accompanying notes to consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended November 30, 2008, 2007 and 2006

	2008	2007	2006
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings (loss)	$(1,109,085)	(1,941,081)	593,869
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	32,399	54,303	45,431
Amortization of discount/premium on debt, net	2,662	2,461	4,580
Gain on recapitalization of unconsolidated entity	(133,097)	(175,879)	—
Gain on sale of personal lines insurance policies	—	—	(17,714)
Equity in loss from unconsolidated entities, including $32.2 million, $364.2 million and $126.4 million, respectively, of the Company’s share of SFAS 144 valuation adjustments related to assets of unconsolidated entities in 2008, 2007 and 2006	59,156	362,899	12,536
Distribution of earnings from unconsolidated entities	21,069	106,883	174,979
Minority interest (income) expense, net	(4,097)	1,927	13,415
Share-based compensation expense	29,871	35,478	36,632
Tax (provision) benefits from share-based awards	(6,139)	5,171	15,705
Excess tax benefits from share-based awards	—	(4,590)	(7,103)
Deferred income tax provision (benefit)	772,508	(438,817)	(198,005)
Valuation adjustments and write-offs of option deposits and pre-acquisition costs, notes receivables and goodwill impairments	565,465	2,767,522	501,786
Changes in assets and liabilities, net of effect from acquisitions:
(Increase) decrease in restricted cash	4,624	(10,633)	(2,115)
(Increase) decrease in receivables	828,646	(542,400)	47,843
(Increase) decrease in inventories, excluding valuation adjustments and write-offs of option deposits and pre-acquisition costs	292,264	666,228	(371,268)
Decrease in other assets	7,166	48,509	9,253
Decrease in financial services loans held-for-sale	83,622	190,254	78,922
Decrease in accounts payable and other liabilities	(346,200)	(683,722)	(386,211)

Net cash provided by operating activities	1,100,834	444,513	552,535

Cash flows from investing activities:
Net (additions) disposals of operating properties and equipment	1,390	81	(26,783)
Contributions to unconsolidated entities	(403,709)	(607,957)	(729,304)
Distributions of capital from unconsolidated entities	87,802	542,346	321,610
Distributions in excess of investment in unconsolidated entity	—	354,644	—
Decrease in financial services loans held-for-investment	5,006	18,130	70,970
Purchases of investment securities	(176,514)	(107,791)	(108,626)
Proceeds from sales and maturities of investment securities	220,322	107,530	82,492
Proceeds from sale of personal lines insurance policies	—	—	18,500
Acquisitions, net of cash acquired	—	—	(33,213)

Net cash provided by (used in) investing activities	(265,703)	306,983	(404,354)

Cash flows from financing activities:
Net repayments under financial services debt	(315,654)	(607,794)	(120,858)
Net proceeds from 5.95% senior notes	—	—	248,665
Net proceeds from 6.50% senior notes	—	—	248,933
Redemption of senior floating-rate notes due 2007	—	—	(200,000)
Redemption of senior floating-rate notes due 2009	—	(300,000)	—
Proceeds from other borrowings	3,548	32,178	2,489
Partial redemption of 7 5/8% senior notes due 2009	(322)	—	—
Principal payments on other borrowings	(132,055)	(188,544)	(150,793)
Net proceeds from sale of land to an unconsolidated land investment venture	—	445,000	—
Exercise of land options contracts from an unconsolidated land investment venture	(48,434)	—	—

See accompanying notes to consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

Years Ended November 30, 2008, 2007 and 2006

	2008	2007	2006
	(Dollars in thousands)
Receipts related to minority interests	154,275	9,008	1,449
Payments related to minority interests	(3,240)	(45,553)	(72,800)
Excess tax benefits from share-based awards	—	4,590	7,103
Common stock:
Issuances	224	21,588	31,131
Repurchases	(1,758)	(3,971)	(323,229)
Dividends	(83,487)	(101,123)	(101,295)

Net cash used in financing activities	(426,903)	(734,621)	(429,205)

Net increase (decrease) in cash and cash equivalents	$408,228	16,875	(281,024)
Cash and cash equivalents at beginning of year	795,194	778,319	1,059,343

Cash and cash equivalents at end of year	$1,203,422	795,194	778,319

Summary of cash and cash equivalents:
Homebuilding	$1,091,468	642,467	661,662
Financial services	111,954	152,727	116,657

	$1,203,422	795,194	778,319

Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$37,949	32,731	28,731
Cash (received) paid for income taxes, net	$(877,039)	214,848	915,743
Supplemental disclosures of non-cash investing and financing activities:
Conversion of debt to equity, including tax benefit	$—	95,978	157,894
Purchases of inventories financed by sellers	$2,384	10,253	36,810
Non-cash contributions to unconsolidated entities	$27,434	73,822	39,491
Non-cash distributions from unconsolidated entities	$56,913	14,036	25,329
Issuance of common stock for employee compensation	$—	7,391	38,150
Consolidation/deconsolidation of previously unconsolidated/consolidated entities, net:
Receivables	$34,346	4,093	(232)
Inventories	$647,466	238,060	188,191
Investments in unconsolidated entities	$(183,647)	(69,767)	(38,354)
Other assets	$620	1,625	6,563
Other debts payable	$(371,811)	(173,239)	(81,455)
Other liabilities	$(88,774)	6,981	(40,588)
Minority interest	$(38,200)	(7,753)	(34,125)

Acquisitions:
Fair value of assets acquired	$—	—	23,843
Goodwill recorded	—	—	10,518
Fair value of liabilities assumed	—	—	(1,148)

Cash paid	$—	—	33,213

See accompanying notes to consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of Lennar Corporation and all subsidiaries, partnerships and other entities in which Lennar Corporation has a controlling interest and variable interest entities (see Note 16) in which Lennar Corporation is deemed the primary beneficiary (the “Company”). The Company’s investments in both unconsolidated entities in which a significant, but less than controlling, interest is held and in variable interest entities in which the Company is not deemed to be the primary beneficiary are accounted for by the equity method. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Changes in Accounting Principles

On December 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, (“FIN 48”) which provides interpretative guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result, the Company recognized the effect of the change in accounting principle through a cumulative–effect charge of $24.7 million to retained earnings as of December 1, 2007 (see Income Taxes and Note 9).

On December 1, 2007, in accordance with Emerging Issues Task Force 06-8, Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66 for Sales of Condominiums, (“EITF 06-8”) the Company changed its method of recognizing revenues and expenses on its multi-level residential buildings under construction from percentage-of-completion accounting to recognizing revenues when sales are closed and title passes to the new homeowner, the new homeowner’s initial and continuing investment is adequate to demonstrate a commitment to pay for the home, the receivable from the new homeowner is not subject to future subordination and the Company does not have a substantial continuing involvement with the new home in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 66, Accounting for Sales of Real Estate, (“SFAS 66”). As a result, the Company recognized the effect of the change in accounting principle through a cumulative-effect charge of $6.5 million to retained earnings as of December 1, 2007.

On March 1, 2008, the Company adopted Staff Accounting Bulletin (“SAB”) No. 109, Written Loan Commitments Recorded at Fair Value through Earnings, (“SAB 109”). SAB 109 revises and rescinds portions of SAB No. 105, Application of Accounting Principles to Loan Commitments, and expresses the current view of the SEC that, consistent with the guidance in SFAS No. 156, Accounting for Servicing of Financial Assets, and SFAS No.159, The Fair Value Option for Financial Assets and Financial Liabilities, (“SFAS 159”) the expected net future cash flows related to the associated servicing of loans should be included in the measurement of the fair value of all written loan commitments that are accounted for at fair value through earnings. SFAS 159 permits entities to choose to measure various financial instruments and certain other items at fair value on a contract-by-contract basis. Under SFAS 159, the Company elected the fair value option for residential mortgage loans held-for-sale originated subsequent to February 29, 2008. As a result of the adoption of these accounting pronouncements, the Company’s loss before benefit for income taxes was reduced by $5.3 million in 2008.

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

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

be exercisable until at least six months after the date of the grant. Thereafter, exercises are permitted in installments determined when options are granted. Each stock option and stock appreciation right will expire on a date determined at the time of the grant, but not more than ten years after the date of the grant.

The Company accounts for stock option awards granted under the plans in accordance with the recognition and measurement provisions of SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”). Effective December 1, 2005, the Company adopted SFAS 123R using the modified-prospective-transition method. Under this transition method, compensation expense recognized during the year ended November 30, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of, December 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to December 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

Revenue Recognition

Revenues from sales of homes are recognized when the sales are closed and title passes to the new homeowner, the new homeowner’s initial and continuing investment is adequate to demonstrate a commitment to pay for the home, the new homeowner’s receivable is not subject to future subordination and the Company does not have a substantial continuing involvement with the new home in accordance with SFAS 66. Revenues from sales of land are recognized when a significant down payment is received, the earnings process is complete, title passes and collectability of the receivable is reasonably assured.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs were $65.7 million, $120.4 million and $155.5 million, respectively, for the years ended November 30, 2008, 2007 and 2006.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Due to the short maturity period of the cash equivalents, the carrying amounts of these instruments approximate their fair values. Cash and cash equivalents as of November 30, 2008 and 2007 included $9.8 million and $23.3 million, respectively, of cash held in escrow for approximately three days.

Restricted Cash

Restricted cash consists of customer deposits on home sales held in restricted accounts until title transfers to the homebuyer, as required by the state and local governments in which the homes were sold.

Income Tax Receivables

Income tax receivables consist of tax refunds that the Company expects to receive within one year. As of November 30, 2008 and 2007, there were $255.5 million and $881.5 million, respectively, of income tax receivables. Subsequent to November 30, 2008, the Company has received $251.0 million of tax refunds.

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

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company estimates the fair value of its communities using a discounted cash flow model. The projected cash flows for each community are significantly impacted by estimates related to market supply and demand, product type by community, homesite sizes, sales pace, sales prices, sales incentives, construction costs, sales and marketing expenses, the local economy, competitive conditions, labor costs, costs of materials and other factors for that particular community. The determination of fair value also requires discounting the estimated cash flows at a rate commensurate with the inherent risks associated with the assets and related estimated cash flow streams. The discount rate used in determining each asset’s fair value depends on the community’s projected life and development stage. The Company generally uses a 20% discount rate, subject to the perceived risks associated with the community’s cash flow streams relative to its inventory. For example, construction in progress inventory, which is closer to completion, will generally require a lower discount rate than land under development in communities consisting of multiple phases spanning several years of development.

The Company estimates fair values of inventory evaluated for impairment under SFAS 144 based on market conditions and assumptions made by management at the time the inventory is evaluated, which may differ materially from actual results if market conditions or assumptions change. For example, further market deterioration or changes in assumptions may lead to the Company incurring additional impairment charges on previously impaired inventory, as well as on inventory not currently impaired but for which indicators of impairment may arise if further market deterioration occurs.

The Company also has access to land inventory through option contracts, which generally enables the Company to control portions of properties owned by third parties and unconsolidated entities (including land funds) until it has determined whether to exercise its option. A majority of the Company’s option contracts require a non-refundable cash deposit or irrevocable letter of credit based on a percentage of the purchase price of the land. The Company’s option contracts are recorded at cost. In determining whether to walk-away from an option contract, the Company evaluates the option primarily based upon its expected cash flows from the property under option. If the Company intends to walk away from an option contract, it records a charge to earnings (loss) in the period such decision is made for the deposit amount and related pre-acquisition costs associated with the option contract.

During the years ended November 30, 2008, 2007 and 2006, the Company recorded $340.5 million, $2,445.1 million and $501.8 million, respectively, of inventory adjustments, which included $195.5 million, $747.8 million and $280.5 million, respectively, in 2008, 2007 and 2006 of SFAS 144 valuation adjustments to finished homes, construction in progress and land on which the Company intends to build homes, $47.8 million, $1,167.3 million and $69.1 million, respectively, in 2008, 2007 and 2006 of SFAS 144 valuation adjustments to land the Company intends to sell or has sold to third parties and $97.2 million, $530.0 million and $152.2 million, respectively, in 2008, 2007 and 2006 of write-offs of deposits and pre-acquisition costs. The $1,167.3 million of valuation adjustments recorded in 2007 to land the Company intends to sell or has sold to third parties included $740.4 million of SFAS 144 valuation adjustments related to the portfolio of land the Company sold to its strategic land investment venture with Morgan Stanley Real Estate Fund II, L.P., an affiliate of Morgan Stanley & Co., Inc., which was formed in November 2007. The SFAS 144 valuation adjustments were calculated based on market conditions and assumptions made by management at the time the valuation adjustments were recorded, which may differ materially from actual results if market conditions or assumptions change. See Note 2 for details of valuation adjustments and write-offs by reportable segment and Homebuilding Other.

Investments in Unconsolidated Entities

The Company evaluates its investments in unconsolidated entities for impairment during each reporting period in accordance with APB Opinion No. 18, The Equity Method of Accounting for Investments in Common

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock (“APB 18”). A series of operating losses of an investee or other factors may indicate that a decrease in value of the Company’s investment in the unconsolidated entity has occurred which is other-than-temporary. The amount of impairment recognized is the excess of the investment’s carrying amount over its estimated fair value.

Additionally, the Company considers various qualitative factors to determine if a decrease in the value of the investment is other-than-temporary. These factors include age of the venture, intent and ability for the Company to retain its investment in the entity, financial condition and long-term prospects of the entity and relationships with the other partners and banks. If the Company believes that the decline in the fair value of the investment is temporary, then no impairment is recorded.

The evaluation of the Company’s investment in unconsolidated entities includes two critical assumptions made by management: (1) projected future distributions from the unconsolidated entities and (2) discount rates applied to the future distributions.

The Company’s assumptions on the projected future distributions from the unconsolidated entities are dependent on market conditions. Specifically, distributions are dependent on cash to be generated from the sale of inventory by the unconsolidated entities. Such inventory is also reviewed for potential impairment by the unconsolidated entities in accordance with SFAS 144. The unconsolidated entities generally use a 20% discount rate in their SFAS 144 reviews for impairment, subject to the perceived risks associated with the community’s cash flow streams relative to its inventory. If a valuation adjustment is recorded by an unconsolidated entity in accordance with SFAS 144, the Company’s proportionate share is reflected in the Company’s equity in earnings (loss) from unconsolidated entities with a corresponding decrease to its investment in unconsolidated entities. In certain instances, the Company may be required to record additional losses relating to its investment in unconsolidated entities under APB 18, if the Company’s investment in the unconsolidated entity, or a portion thereof, is deemed to be unrecoverable through its disposition. These losses are included in management fees and other income (expense), net.

During the years ended November 30, 2008, 2007 and 2006, the Company recorded $205.0 million, $496.4 million and $140.9 million, respectively, of valuation adjustments to its investments in unconsolidated entities, which included $32.2 million, $364.2 million and $126.4 million, respectively, in 2008, 2007 and 2006 of the Company’s share of SFAS 144 valuation adjustments related to the assets of the Company’s unconsolidated entities and $172.8 million, $132.2 million and $14.5 million, respectively, in 2008, 2007, and 2006 of valuation adjustments to investments in unconsolidated entities in accordance with APB 18. These valuation adjustments were calculated based on market conditions and assumptions made by management at the time the valuation adjustments were recorded, which may differ materially from actual results if market conditions change. See Note 2 for details of valuation adjustments and write-offs by reportable segment and Homebuilding Other.

The Company tracks its share of cumulative earnings and cumulative distributions of its joint ventures (“JVs”). For purposes of classifying distributions received from JVs in the Company’s consolidated statements of cash flows, cumulative distributions are treated as returns on capital to the extent of cumulative earnings and included in the Company’s consolidated statements of cash flows as operating activities. Cumulative distributions in excess of the Company’s share of cumulative earnings are treated as returns of capital and included in the Company’s consolidated statements of cash flows as investing activities.

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

During the years ended November 30, 2008, 2007 and 2006, interest incurred by the Company’s homebuilding operations related to homebuilding debt was $148.3 million, $199.1 million and $232.1 million, respectively; interest capitalized into inventories was $120.7 million, $196.7 million and $226.3 million, respectively; and interest expense primarily included in cost of homes sold and cost of land sold was $130.4 million, $203.7 million and $241.1 million, respectively.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating Properties and Equipment

Operating properties and equipment are recorded at cost and are included in other assets in the consolidated balance sheets. The assets are depreciated over their estimated useful lives using the straight-line method. At the time operating properties and equipment are disposed of, the asset and related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to earnings. The estimated useful life for operating properties is thirty years, for furniture, fixtures and equipment is two to ten years and for leasehold improvements is five years or the life of the lease, whichever is shorter. Operating properties are reviewed for possible impairment if there are indicators that their carrying amounts are not recoverable. No impairments were recorded during the periods presented.

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

At November 30, 2008 and 2007, investment securities classified as held-to-maturity totaled $19.1 million and $61.5 million, respectively, and were included in the assets of the Financial Services segment. The held-to-maturity securities consist mainly of certificates of deposit and U.S. treasury securities. At November 30, 2008 and 2007, the Company had no investment securities classified as trading or available-for-sale.

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

The Company’s policy is to designate at a derivative’s inception the specific assets, liabilities, or future commitments being hedged and monitor the derivative to determine if it remains an effective hedge. The effectiveness of a derivative as a hedge is based on a high correlation between changes in its value and changes in the value of the underlying hedged item. The Company recognizes gains or losses for amounts received or paid when the underlying transaction settles. The Company does not enter into or hold derivatives for trading or speculative purposes.

The Financial Services segment, in the normal course of business, uses derivative financial instruments to reduce its exposure to fluctuations in mortgage-related interest rates. The segment uses mortgage-backed securities (“MBS”) forward commitments, option contracts and investor commitments to protect the value of fixed rate-locked loan commitments and loans held-for-sale from fluctuations in mortgage-related interest rates. These derivative financial instruments are carried at fair value with the changes in fair value included in Financial Services revenues.

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

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

information arises or the Company’s strategies change, it is possible that the Company’s conclusion regarding goodwill impairment could change, which could have a significant effect on the Company’s financial position and results of operations.

At November 30, 2008 and 2007, goodwill was $34.0 million and $61.2 million, respectively. The goodwill balance at November 30, 2008 and 2007 relates to the Financial Services segment and is included in the assets of that segment. During fiscal 2008, the Company impaired $27.2 million of the Financial Services segment’s goodwill. During fiscal 2007, the Company impaired all of its homebuilding goodwill. During fiscal 2006, the Company’s goodwill had a net increase of $4.7 million primarily due to an acquisition by the Financial Services segment and payment of contingent consideration related to prior period acquisitions.

The Company reviews goodwill annually (or whenever indicators of impairment exist) for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Due to continued deterioration in market conditions as a result of tightening mortgage credit standards and other factors, the Company evaluated the carrying amount of the Financial Services segment’s goodwill for impairment in both its third and fourth quarter of 2008. During the third quarter of 2008, the Company impaired $27.2 million of the Financial Services segment’s goodwill.

The Company performed its annual impairment test of goodwill in the fourth quarter of 2008, and no additional impairment charges for the Financial Services segment’s goodwill were necessary. As of both November 30, 2008 and 2007, there were no material identifiable intangible assets, other than goodwill.

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

SFAS 109 requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically by the Company based on the SFAS 109 more-likely-than-not realization threshold criterion. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, the Company’s experience with operating loss and tax credit carryforwards not expiring unused and tax planning alternatives. Based on the Company’s assessment, the uncertain and volatile market conditions and the fact that the Company is now in a cumulative loss position over the evaluation period, the Company recorded a non-cash deferred tax asset valuation allowance of $730.8 million in the year ended November 30, 2008. In future periods, the allowance could be reduced based on future sufficient evidence indicating that it is more likely than not that a portion of the deferred tax assets will be realized. At November 30, 2008, the Company had no net deferred tax assets. At November 30, 2007, the Company’s net deferred tax assets were $746.9 million and were included in Other Assets.

Effective December 1, 2007, the Company adopted the provisions of FIN 48, which provides interpretative guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Effective with the Company’s adoption of FIN 48, interest related to unrecognized tax benefits is now recognized in the financial statements as a component of (provision) benefit for income taxes. Interest and penalties related to unrecognized tax benefits were previously recorded in management fees and other income (expense), net in the Company’s statements of operations.

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

	November 30,
	2008	2007
	(In thousands)
Warranty reserve, beginning of year	$164,841	172,571
Warranties issued during the period	45,338	102,384
Adjustments to pre-existing warranties from changes in estimates	15,042	51,816
Payments	(95,772)	(161,930)

Warranty reserve, end of year	$129,449	164,841

Self-Insurance

Certain insurable risks such as general liability, medical and workers’ compensation are self-insured by the Company up to certain limits. Undiscounted accruals for claims under the Company’s self-insurance program are based on claims filed and estimates for claims incurred but not yet reported.

Minority Interest

The Company has consolidated certain joint ventures because the Company either was determined to be the primary beneficiary pursuant to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, (“FIN 46R”), or has a controlling interest in these joint ventures. Therefore, the entities’ financial statements are consolidated in the Company’s consolidated financial statements and the other partners’ equity is recorded as minority interest. At November 30, 2008 and 2007, minority interest was $165.7 million and $28.5 million, respectively. Minority interest income (expense), net was $4.1 million, ($1.9) million and ($13.4) million, respectively, for the years ended November 30, 2008, 2007 and 2006.

Earnings (loss) per Share

Earnings (loss) per share is accounted for in accordance with SFAS No. 128, Earnings per Share, which requires a dual presentation of basic and diluted earnings per share on the face of the consolidated statements of operations. Basic earnings (loss) per share is computed by dividing net earnings (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

Financial Services

Premiums from title insurance policies are recognized as revenue on the effective date of the policies. Escrow fees and loan origination revenues are recognized at the time the related real estate transactions are completed, usually upon the close of escrow. Gains and losses from the sale of loans and the expected net future cash flows related to the associated servicing of a loan are included in the measurement of all written loan commitments that are accounted for at fair value through earnings at the time of commitment. Interest income on loans held-for-sale and loans held-for-investment is recognized as earned over the terms of the mortgage loans based on the contractual interest rates.

Loans held-for-sale by the Financial Services segment are carried at fair value and changes in fair value are reflected in earnings. Premiums and discounts recorded on these loans are presented as an adjustment to the carrying amount of the loans and are not amortized.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company elected the fair value option for its loans held-for-sale for mortgage loans originated subsequent to February 29, 2008 in accordance with SFAS 159, which permits entities to measure various financial instruments and certain other items at fair value on a contract-by-contract basis. Management believes that the election of the fair value option for loans held-for-sale improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions. In addition, the Company adopted SAB 109 on March 1, 2008, requiring the recognition of the fair value of its rights to service a mortgage loan as revenue upon entering into an interest rate lock loan commitment with a borrower. The fair value of these servicing rights is included in the Company’s loans held-for-sale as of November 30, 2008. Prior to March 1, 2008, the fair value of the servicing rights was not recognized until the related loan was sold. Fair value of the servicing rights is determined based on values in the Company’s servicing sales contracts. At November 30, 2008, loans held-for-sale, all of which were accounted for at fair value, had an aggregate fair value of $190.1 million and an aggregate outstanding principal balance of $185.2 million.

Substantially all of the loans originated are sold within a short period in the secondary mortgage market on a servicing released, non-recourse basis; although, the Company remains liable for certain limited representations and warranties related to loan sales.

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

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS 160 is effective for the Company’s fiscal year beginning December 1, 2009. The Company is evaluating the impact the adoption of SFAS 160 will have on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, (“SFAS 161”). SFAS 161 expands the disclosure requirements in SFAS 133 regarding an entity’s derivative instruments and hedging activities. SFAS 161 is effective for the Company’s fiscal year beginning December 1, 2008. The Company does not expect the adoption of SFAS 161 to have a material effect on its consolidated financial statements.

In December 2008, the FASB issued FASB Staff Position (“FSP”) FAS 140-4 and FIN 46(R)-8, Disclosure by Public Entities (Enterprises) About Transfers of Financial Assets and Interests in Variable Interest Entities. The purpose of the FSP is to promptly improve disclosures by public companies until the pending amendments to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, (“SFAS 140”), and FIN 46R, are finalized and approved by the FASB. The FSP amends SFAS 140 to require public companies to provide additional disclosures about transferor’s continuing involvement with transferred financial assets. It also amends FIN 46R by requiring public companies to provide additional disclosures regarding their involvement with variable interest entities. This FSP is effective for the Company’s fiscal year beginning December 1, 2008. The FSP will not have a material effect on the Company’s consolidated financial statements.

Reclassifications

Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the 2008 presentation. These reclassifications had no impact on the Company’s results of operations.

2.    Operating and Reporting Segments

The Company’s operating segments are aggregated into reportable segments in accordance with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information (“SFAS 131”), based primarily upon similar economic characteristics, geography and product type. The Company’s reportable segments consist of:

(1) Homebuilding East

(2) Homebuilding Central

(3) Homebuilding West

(4) Homebuilding Houston

(5) Financial Services

Due to the consolidation of many of the Company’s operating divisions as well as the performance of its Houston Homebuilding division, Houston currently meets the reportable segment criteria set forth in SFAS 131. Therefore, the Company has changed its segment presentation to include Homebuilding Houston as a reportable segment. Currently, the Company’s homebuilding operating segments are aggregated into four reportable segments, which include Homebuilding East, Homebuilding Central, Homebuilding West and Homebuilding Houston. Previously, the Company presented only three homebuilding reportable segments, which included Homebuilding East, Homebuilding Central and Homebuilding West. All prior year segment information has been restated to conform to the fiscal 2008 presentation. The change in reportable segments has no effect on the Company’s consolidated financial position, results of operations or cash flows for the periods presented.

Information about homebuilding activities in which our homebuilding activities are not economically similar to other states in the same geographic area is grouped under “Homebuilding Other,” which is not considered a reportable segment in accordance with SFAS 131.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operations of the Company’s homebuilding segments primarily include the construction and sale of single-family attached and detached homes, and to a lesser extent, multi-level residential buildings, as well as the purchase, development and sale of residential land directly and through the Company’s unconsolidated entities. The Company’s revised reportable homebuilding segments, and all other homebuilding operations not required to be reported separately, have operations located in:

East: Florida, Maryland, New Jersey and Virginia

Central: Arizona, Colorado and Texas (1)

West: California and Nevada

Houston: Houston, Texas

Other: Illinois, Minnesota, New York, North Carolina and South Carolina

(1)	Texas in the Central reportable segment excludes Houston, Texas, which is its own reportable segment.

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

Evaluation of segment performance is based primarily on operating earnings (loss) before (provision) benefit for income taxes. Operating earnings (loss) for the homebuilding segments consist of revenues generated from the sales of homes and land, gain on recapitalization of unconsolidated entity, equity in earnings (loss) from unconsolidated entities, management fees and other income (expense), net and minority interest income (expense), net, less the cost of homes and land sold and selling, general and administrative expenses. Homebuilding operating loss for the year ended November 30, 2008 includes the following:

•	SFAS 144 valuation adjustments to finished homes, construction in progress (“CIP”) and land on which the Company intends to build homes,

•	SFAS 144 valuation adjustments to land the Company intends to sell or has sold to third parties,

•	Write-offs of option deposits and pre-acquisition costs related to land under option that the Company does not intend to purchase,

•	SFAS 144 valuation adjustments related to assets of unconsolidated entities in which the Company has investments, recorded in equity in earnings (loss) from unconsolidated entities, and

•	APB 18 valuation adjustments to the Company’s investments in unconsolidated entities and write-offs of certain notes receivable, recorded in management fees and other income (expense), net.

Financial Services operating earnings (loss) consist of revenues generated from mortgage financing, title insurance, closing services and other ancillary services (including high-speed Internet and cable television) less the cost of such services, certain selling, general and administrative expenses incurred by the Financial Services segment and goodwill impairments. Financial Services operating earnings for the year ended November 30, 2008 includes a write-off of a portion of the Financial Services segment’s goodwill.

Each reportable segment follows the same accounting policies described in Note 1—“Summary of Significant Accounting Policies” to the consolidated financial statements. Operational results of each segment are not necessarily indicative of the results that would have occurred had the segment been an independent, stand-alone entity during the periods presented.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial information relating to the Company’s operations was as follows:

	November 30,
	2008	2007	2006
	(In thousands)
Assets:
Homebuilding East	$1,588,299	1,630,086	3,326,371
Homebuilding Central	774,412	809,128	1,320,320
Homebuilding West	2,022,787	2,477,661	3,972,562
Homebuilding Houston	267,628	267,893	331,528
Homebuilding Other	849,726	708,266	1,164,304
Financial Services	607,978	1,037,809	1,613,376
Corporate and unallocated	1,314,068	2,171,904	679,805

Total assets	$7,424,898	9,102,747	12,408,266

Investments in unconsolidated entities:
Homebuilding East	$94,897	166,839	241,490
Homebuilding Central	178,618	181,816	155,643
Homebuilding West	451,719	515,548	974,404
Homebuilding Houston	21,820	29,797	25,125
Homebuilding Other	19,698	40,271	50,516

Total investments in unconsolidated entities	$766,752	934,271	1,447,178

Goodwill:
Homebuilding East	$—	—	49,135
Homebuilding Central	—	—	31,587
Homebuilding West	—	—	46,640
Homebuilding Other	—	—	69,276
Financial Services	34,046	61,222	61,205

Total goodwill	$34,046	61,222	257,843

	Years Ended November 30,
	2008	2007	2006
	(In thousands)
Revenues:
Homebuilding East	$1,275,758	2,754,650	4,771,879
Homebuilding Central	533,110	1,605,839	2,629,306
Homebuilding West	1,440,163	3,543,712	5,969,512
Homebuilding Houston	550,853	838,250	1,019,915
Homebuilding Other	463,154	987,801	1,232,428
Financial Services	312,379	456,529	643,622

Total revenues (1)	$4,575,417	10,186,781	16,266,662

Operating earnings (loss):
Homebuilding East	$(170,207)	(893,159)	236,654
Homebuilding Central	(91,177)	(328,583)	127,999
Homebuilding West (2)	(134,917)	(1,478,804)	639,917
Homebuilding Houston	38,806	79,677	87,387
Homebuilding Other	(43,291)	(293,130)	(105,804)
Financial Services (3)	(30,990)	6,120	149,803

Total operating earnings (loss)	(431,776)	(2,907,879)	1,135,956
Corporate and unallocated	(129,752)	(173,202)	(193,307)

Earnings (loss) before (provision) benefit for income taxes	$(561,528)	(3,081,081)	942,649

(1)	Total revenues are net of sales incentives of $746.5 million ($48,700 per home delivered) for the year ended November 30, 2008, $1,515.8 million ($48,000 per home delivered) for the year ended November 30, 2007 and $1,502.8 million ($32,000 per home delivered) for the year ended November 30, 2006.
(2)	Includes $133.1 million and $175.9 million, respectively, of a pretax financial statement gain on the recapitalization of an unconsolidated entity for the years ended November 30, 2008 and 2007.
(3)	Includes a $17.7 million pretax gain for the year ended November 30, 2006 from monetizing the Financial Services segment’s personal lines insurance policies.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Valuation adjustments and write-offs relating to the Company’s operations were as follows:

	Years Ended November 30,
	2008	2007	2006
	(In thousands)
SFAS 144 valuation adjustments to finished homes, CIP and land on which the Company intends to build homes:
East	$76,791	279,064	155,749
Central	28,142	91,354	27,138
West	75,614	331,827	80,207
Houston	2,262	2,836	—
Other	12,709	42,762	17,375

Total	195,518	747,843	280,469

SFAS 144 valuation adjustments to land the Company intends to sell or has sold to third parties:
East	23,251	307,534	24,702
Central	12,369	79,101	16,327
West	11,094	648,628	—
Houston	137	1,762	991
Other	940	130,269	27,057

Total	47,791	1,167,294	69,077

Write-offs of option deposits and pre-acquisition costs:
East	18,989	119,645	80,483
Central	6,024	56,304	2,470
West	62,447	310,795	44,000
Houston	745	813	481
Other	8,967	42,424	24,806

Total	97,172	529,981	152,240

Company’s share of SFAS 144 valuation adjustments related to assets of unconsolidated entities:
East	7,241	55,157	25,484
Central	1,732	29,585	—
West	22,675	273,679	92,776
Houston	—	—	—
Other	597	5,741	8,177

Total	32,245	364,162	126,437

APB 18 valuation adjustments to investments in unconsolidated entities:
East	54,340	42,200	—
Central	11,197	14,552	—
West	90,193	68,883	12,165
Houston	—	—	—
Other	17,060	6,571	2,305

Total	172,790	132,206	14,470

Write-offs of notes receivable:
East	10,200	—	—
Central	—	—	—
West	10,222	—	—
Houston	—	—	—
Other	4,596	—	—

Total	25,018	—	—

Goodwill impairments:
East	—	46,274	—
Central	—	31,293	—
West	—	43,955	—
Houston	—	—	—
Other	—	68,676	—

Total	—	190,198	—

Financial Services write-offs of notes receivable	—	28,426	2,713

Financial Services goodwill impairments	27,176	—	—

Total valuation adjustments and write-offs of option deposits and pre-acquisition costs, goodwill and notes receivable	$597,710	3,160,110	645,406

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2008, market conditions continued to deteriorate in the homebuilding industry. The existing market conditions combined with a high number of foreclosures, weakened consumer confidence and reduced credit availability in the financial markets have resulted in an increase in the supply of new and existing homes for sale, as well as intensified competitive pressures to sell those homes. These market conditions, together with a deceleration in sales pace, have resulted in lower home sales prices, higher than historical sales incentives, and led to valuation adjustments and write-offs.

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

	Years Ended November 30,
	2008	2007	2006
	(In thousands)
Homebuilding interest expense:
Homebuilding East	$39,215	62,150	62,326
Homebuilding Central	12,990	37,417	39,156
Homebuilding West	38,182	73,579	108,687
Homebuilding Houston	7,768	7,172	6,452
Homebuilding Other	10,944	23,382	24,445
Corporate and unallocated	21,258	—	—

Total homebuilding interest expense	$130,357	203,700	241,066

Financial Services interest income, net	$12,391	37,553	64,524

Depreciation and amortization:
Homebuilding East	$4,395	10,505	7,051
Homebuilding Central	2,428	3,614	3,770
Homebuilding West	14,644	24,211	19,373
Homebuilding Houston	1,104	1,006	1,051
Homebuilding Other	1,678	4,994	3,950
Financial Services	6,095	10,143	8,594
Corporate and unallocated	19,492	18,137	12,698

Total depreciation and amortization	$49,836	72,610	56,487

Net additions (disposals) to operating properties and equipment:
Homebuilding East	$40	(5,391)	5,073
Homebuilding Central	33	(127)	2,198
Homebuilding West	85	(2,182)	4,556
Homebuilding Houston	20	1,715	47
Homebuilding Other	(398)	348	2,704
Financial Services	1,657	4,206	6,244
Corporate and unallocated	(2,827)	1,350	5,961

Total net additions (disposals) to operating properties and equipment	$(1,390)	(81)	26,783

Equity in earnings (loss) from unconsolidated entities:
Homebuilding East	$(31,422)	(58,069)	(14,947)
Homebuilding Central	(1,310)	(25,378)	7,931
Homebuilding West	(25,113)	(274,267)	(6,449)
Homebuilding Houston	(920)	(752)	(168)
Homebuilding Other	(391)	(4,433)	1,097

Total equity in earnings (loss) from unconsolidated entities	$(59,156)	(362,899)	(12,536)

During the years ended November 30, 2008, 2007 and 2006, interest included in the homebuilding segments’ and Homebuilding Other’s cost of homes sold was $99.3 million, $168.4 million and $207.5 million, respectively. During the years ended November 30, 2008, 2007 and 2006, interest included in the homebuilding segments’ and Homebuilding Other’s cost of land sold was $3.4 million, $9.4 million and $12.4 million, respectively. All other interest related to the homebuilding segments and Homebuilding Other is included in management fees and other income (expense), net.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Receivables

	November 30,
	2008	2007
	(In thousands)
Accounts receivable	$51,491	166,017
Mortgages and notes receivable	76,002	59,877

	127,493	225,894
Allowance for doubtful accounts	(32,973)	(18,203)

	$94,520	207,691

Accounts receivable result primarily from the sale of land. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for accounts receivable. Mortgages and notes receivable are generally collateralized by the property sold to the buyer. Allowances are maintained for potential credit losses based on historical experience, present economic conditions and other factors considered relevant by the Company.

4.    Investments in Unconsolidated Entities

Summarized condensed financial information on a combined 100% basis related to unconsolidated entities in which the Company has investments that are accounted for by the equity method was as follows:

	November 30,
Balance Sheets	2008	2007
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$135,081	301,468
Inventories	7,115,360	7,941,835
Other assets	541,984	827,208

	$7,792,425	9,070,511

Liabilities and equity:
Accounts payable and other liabilities	$1,042,002	1,214,374
Debt	4,062,058	5,116,670
Equity of:
The Company	766,752	934,271
Others	1,921,613	1,805,196

Total equity of unconsolidated entities	2,688,365	2,739,467

	$7,792,425	9,070,511

The Company’s equity in its unconsolidated entities	29%	34%

	Years Ended November 30,
Statements of Operations	2008	2007	2006
	(In thousands)
Revenues	$862,728	2,060,279	2,651,932
Costs and expenses	1,394,601	3,075,696	2,588,196

Net earnings (loss) of unconsolidated entities	$(531,873)	(1,015,417)	63,736

The Company’s share of net loss—recognized (1)	$(59,156)	(362,899)	(12,536)

(1)	For the years ended November 30, 2008, 2007 and 2006, the Company’s share of net loss recognized from unconsolidated entities includes $32.2 million, $364.2 million and $126.4 million, respectively, of the Company’s share of SFAS 144 valuation adjustments related to assets of the unconsolidated entities in which the Company has investments.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s partners generally are unrelated homebuilders, land owners/developers and financial or other strategic partners. The unconsolidated entities follow accounting principles that are in all material respects the same as those used by the Company. The Company shares in the profits and losses of these unconsolidated entities generally in accordance with its ownership interests. In many instances, the Company is appointed as the day-to-day manager of the unconsolidated entities and receives management fees and/or reimbursement of expenses for performing this function. During the years ended November 30, 2008, 2007 and 2006, the Company received management fees and reimbursement of expenses from the unconsolidated entities totaling $33.3 million, $52.1 million and $72.8 million, respectively.

The Company and/or its partners sometimes obtain options or enter into other arrangements under which the Company can purchase portions of the land held by the unconsolidated entities. Option prices are generally negotiated prices that approximate fair value when the Company receives the options. During the years ended November 30, 2008, 2007 and 2006, $416.2 million, $977.5 million and $742.5 million, respectively, of the unconsolidated entities’ revenues were from land sales to the Company. The Company does not include in its equity in earnings (loss) from unconsolidated entities its pro rata share of unconsolidated entities’ earnings resulting from land sales to its homebuilding divisions. Instead, the Company accounts for those earnings as a reduction of the cost of purchasing the land from the unconsolidated entities. This in effect defers recognition of the Company’s share of the unconsolidated entities’ earnings related to these sales until the Company delivers a home and title passes to a third-party homebuyer.

The unconsolidated entities in which the Company has investments usually finance their activities with a combination of partner equity and debt financing. In some instances, the Company and its partners have guaranteed debt of certain unconsolidated entities.

In November 2007, the Company sold a portfolio of land consisting of approximately 11,000 homesites in 32 communities located throughout the country to a strategic land investment venture with Morgan Stanley Real Estate Fund II, L.P., an affiliate of Morgan Stanley & Co., Inc., in which the Company has a 20% ownership interest and 50% voting rights. The Company also manages the land investment venture’s operations and receives fees for its services. As part of the transaction, the Company entered into option agreements and obtained rights of first offer providing the Company the opportunity to purchase certain finished homesites. The Company has no obligation to exercise the options and cannot acquire a majority of the entity’s assets. Due to the Company’s continuing involvement, the transaction did not qualify as a sale by the Company under GAAP; thus, the inventory has remained on the Company’s consolidated balance sheet in consolidated inventory not owned. In 2007, the Company recorded a SFAS 144 valuation adjustment of $740.4 million on the inventory sold to the investment venture. As a result of the transaction, the land investment venture recorded the purchase of the portfolio of land as inventory. As of November 30, 2008, the portfolio of land (including land development costs) of $538.4 million is reflected as inventory in the summarized condensed financial information related to unconsolidated entities in which the Company has investments.

The summary of the Company’s net recourse exposure related to the unconsolidated entities in which the Company has investments was as follows:

	November 30,
	2008	2007
	(In thousands)

Several recourse debt—repayment	$78,547	123,022
Several recourse debt—maintenance	167,941	355,513
Joint and several recourse debt—repayment	138,169	263,364
Joint and several recourse debt—maintenance	123,051	291,727
Land seller debt recourse exposure	12,170	—

The Company’s maximum recourse exposure	519,878	1,033,626
Less joint and several reimbursement agreements with the Company’s partners	(127,428)	(238,692)

The Company’s net recourse exposure	$392,450	794,934

The recourse debt exposure in the table above represent the Company’s maximum recourse exposure to loss from guarantees and do not take into account the underlying value of the collateral. During the year ended

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2008, the Company reduced its maximum recourse exposure related to unconsolidated joint ventures by $513.7 million.

The Company’s Credit Facility requires the Company to effect quarterly reductions of its maximum recourse exposure related to joint ventures in which it has investments by a total of $200 million by November 30, 2009 of which the Company has already made significant progress. The Company must also effect quarterly reductions during its 2010 fiscal year totaling $180 million and during the first six months of its 2011 fiscal year totaling $80 million. By May 31, 2011, the Company’s maximum recourse exposure related to joint ventures in which it has investments cannot exceed $275 million (See Note 7).

Although the Company, in some instances, guarantees the indebtedness of unconsolidated entities in which it has an investment, the Company’s unconsolidated entities that have recourse debt have significant amount of assets and equity. The summarized balance sheets of the Company’s unconsolidated entities with recourse debt were as follows:

	November 30,
	2008	2007
	(In thousands)
Assets	$2,846,819	3,220,695
Liabilities	1,565,148	2,311,216
Equity	1,281,671	909,479

In addition, the Company and/or its partners sometimes guarantee the obligations of an unconsolidated entity in order to help secure a loan to that entity. When the Company and/or its partners provide guarantees, the unconsolidated entity generally receives more favorable terms from its lenders than would otherwise be available to it. In a repayment guarantee, the Company and its venture partners guarantee repayment of a portion or all of the debt in the event of a default before the lender would have to exercise its rights against the collateral. The maintenance guarantees only apply if the value or the collateral (generally land and improvements) is less than a specified percentage of the loan balance. If the Company is required to make a payment under a maintenance guarantee to bring the value of the collateral above the specified percentage of the loan balance, the payment would constitute a capital contribution or loan to the unconsolidated entity and increase the Company’s share of any funds the unconsolidated entity distributes. During the years ended November 30, 2008 and 2007, amounts paid under the Company’s maintenance guarantees were $74.0 million and $84.1 million, respectively. In accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, as of November 30, 2008, the fair values of the maintenance guarantees and repayment guarantees were not material. The Company believes that as of November 30, 2008, in the event it becomes legally obligated to perform under a guarantee of the obligation of an unconsolidated entity due to a triggering event under a guarantee, most of the time the collateral should be sufficient to repay at least a significant portion of the obligation or the Company and its partners would contribute additional capital into the venture.

In many of the loans to unconsolidated entities, the Company and another entity or entities generally related to the Company’s subsidiary’s joint venture partner(s), have been required to give guarantees of completion to the lenders. Those completion guarantees may require that the guarantors complete the construction of the improvements for which the financing was obtained. If the construction was to be done in phases, very often the guarantee is to complete only the phases as to which construction has already commenced and for which loan proceeds were used. Under many of the completion guarantees, the guarantors are permitted, under certain circumstances, to use undisbursed loan proceeds to satisfy the completion obligations, and in many of those cases, the guarantors pay interest only on those funds, with no repayment of the principal of such funds required.

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

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In certain instances, the Company has placed performance letters of credit and surety bonds with municipalities for its joint ventures.

The total debt of the unconsolidated entities in which the Company has investments was as follows:

	November 30,
	2008	2007
	(In thousands)
The Company’s net recourse exposure	$392,450	794,934
Reimbursement agreements from partners	127,428	238,692
Partner several recourse	285,519	465,641
Non-recourse land seller debt or other debt	90,519	202,048
Non-recourse debt with completion guarantee	820,435	1,432,880
Non-recourse debt without completion guarantee	2,345,707	1,982,475

Total debt	$4,062,058	5,116,670

LandSource Transactions

In January 2004, an unconsolidated entity of which the Company and LNR each owned 50% acquired The Newhall Land and Farming Company (“Newhall”) for approximately $1 billion, including $200 million the Company contributed and $200 million that LNR contributed (the remainder came from borrowings and sales of properties to LNR). Subsequently, the Company and LNR each transferred their interests in most of their joint ventures to the jointly-owned company that had acquired Newhall, and that company was renamed LandSource Communities Development LLC (“LandSource”).

In February 2007, the Company’s LandSource joint venture admitted MW Housing Partners as a new strategic partner. As part of the transaction, the joint venture obtained $1.6 billion of non-recourse financing, which consisted of a $200 million five-year Revolving Credit Facility, a $1.1 billion six-year Term Loan B Facility and a $244 million seven-year Second Lien Term Facility. The transaction resulted in a cash distribution from LandSource to the Company of $707.6 million. As a result, the Company’s ownership in LandSource was reduced to 16%. As a result of the recapitalization, the Company recognized a pretax financial statement gain of $175.9 million during the year ended November 30, 2007.

In June 2008, LandSource and a number of its subsidiaries commenced proceedings under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. In November 2008, the Company’s land purchase options with LandSource were terminated, thus the Company recognized a deferred profit of $101.3 million (net of $31.8 million of write-offs of option deposits and pre-acquisition costs and other write-offs) related to the 2007 recapitalization of LandSource. The bankruptcy filing could result in LandSource losing some or all of the properties it owns, termination of the Company’s management agreement with LandSource, claims against the Company and a substantial reduction (or total elimination) of the Company’s 16% ownership interest in LandSource, which had a carrying value of zero at November 30, 2008.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is summarized financial information related to the LandSource unconsolidated entity. The amounts presented below represent carrying amounts and have not been adjusted for the previously disclosed LandSource bankruptcy. These amounts are included in the summarized condensed financial information presented previously for the unconsolidated entities in which the Company has investments that are accounted for by the equity method.

Balance Sheets	November 30,
	2008	2007
	(In thousands)
Assets:
Cash and cash equivalents	$35,589	106,535
Inventories	1,418,971	1,502,254
Other assets	326,951	354,295

	$1,781,511	1,963,084

Liabilities and equity:
Accounts payable and other liabilities	$439,752	425,126
Debt	1,371,041	1,255,779
Equity of:
The Company	—	15,172
Others	(29,282)	267,007

Total equity of unconsolidated entities	(29,282)	282,179

	$1,781,511	1,963,084

The Company’s interest in LandSource	16%	16%

	Years Ended November 30,
Statements of Operations	2008	2007	2006
	(In thousands)
Revenues	$125,086	647,088	296,175
Costs and expenses	456,237	590,482	254,993

Net earnings (loss) of LandSource	$(331,151)	56,606	41,182

5.    Operating Properties and Equipment

	November 30,
	2008	2007
	(In thousands)
Operating properties	$1,300	6,683
Leasehold improvements	30,825	33,544
Furniture, fixtures and equipment	31,911	36,682

	64,036	76,909
Accumulated depreciation and amortization	(51,473)	(52,991)

	$12,563	23,918

Operating properties and equipment are included in other assets in the consolidated balance sheets.

6.    Other Assets

	November 30,
	2008	2007
	(In thousands)
Deferred tax assets, net (See Note 9)	—	741,598
Other	99,802	121,554

	$99,802	863,152

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Senior Notes and Other Debts Payable

	November 30,
	2008	2007
	(Dollars in thousands)
7 5/8% senior notes due 2009	$280,976	279,491
5.125% senior notes due 2010	299,877	299,825
5.95% senior notes due 2011	249,615	249,516
5.95% senior notes due 2013	346,851	346,268
5.50% senior notes due 2014	248,088	247,806
5.60% senior notes due 2015	501,618	501,804
6.50% senior notes due 2016	249,733	249,708
Mortgage notes on land and other debt	368,177	121,018

	$2,544,935	2,295,436

The Company’s senior unsecured revolving credit facility (the “Credit Facility”) consists of a $1.1 billion revolving credit facility that matures in July 2011. The Company’s borrowings under the Credit Facility are limited by a borrowing base calculation, consisting of specified percentages of various types of its assets. Under the Credit Facility, the Company is required to maintain a leverage ratio of 55% for the fourth quarter of 2008 and the Company’s 2009 fiscal year and a leverage ratio of 52.5% for its 2010 and 2011 fiscal years. If the Company’s minimum tangible net worth, as defined by the Credit Facility, goes below $1.6 billion, the Company’s Credit Facility would be reduced from $1.1 billion to $0.9 billion. In no event can the Company’s minimum tangible net worth, as defined by the Credit Facility, be less than $1.3 billion. At November 30, 2008, the Company believes it was in compliance with its financial debt covenants.

In addition to other requirements, the Credit Facility limits the Company’s investments in joint ventures and requires the Company to effect quarterly reductions of its maximum recourse exposure related to joint ventures in which the Company’s has investments by a total of $200 million by November 30, 2009 of which the Company has already made significant progress. The Company must also effect quarterly reductions during its 2010 fiscal year totaling $180 million and during the first six months of its 2011 fiscal year totaling $80 million. By May 31, 2011, the Company’s maximum recourse exposure related to joint ventures in which it has investments cannot exceed $275 million.

The Credit Facility is guaranteed by substantially all of the Company’s subsidiaries. Interest rates on outstanding borrowings are LIBOR-based, with margins determined based on changes in the Company’s credit ratings, or an alternate base rate, as described in the credit agreement. At both November 30, 2008 and 2007, the Company had no outstanding balance under the Credit Facility. However, at November 30, 2008 and 2007, $275.2 million and $443.5 million, respectively, of the Company’s total letters of credit outstanding discussed below, were collateralized against certain borrowings available under the Credit Facility.

The Company’s performance letters of credit outstanding were $167.5 million and $390.2 million, respectively, at November 30, 2008 and 2007. The Company’s financial letters of credit outstanding were $278.5 million and $424.2 million, respectively, at November 30, 2008 and 2007. Performance letters of credit are generally posted with regulatory bodies to guarantee the Company’s performance of certain development and construction activities, and financial letters of credit are generally posted in lieu of cash deposits on option contracts. Additionally, at November 30, 2008, the Company had outstanding performance and surety bonds related to site improvements at various projects (including certain projects in the Company’s joint ventures) of $1.1 billion. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all development and construction activities are completed. As of November 30, 2008, there were approximately $444.2 million, or 42%, of costs to complete related to these site improvements. The Company does not presently anticipate any draws upon these bonds, but if any such draws occur, the Company does not believe they would have a material effect on its financial position, results of operations or cash flows.

In June 2007, the Company redeemed its $300 million senior floating-rate notes due 2009. The redemption price was $300.0 million, or 100% of the principal amount of the outstanding senior floating-rate notes due 2009, plus accrued and unpaid interest as of the redemption date.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In November 2006, the Company redeemed its $200 million senior floating-rate notes due 2007. The redemption price was $200.0 million, or 100% of the principal amount of outstanding senior floating-rate notes due 2007, plus accrued and unpaid interest as of the redemption date.

In April 2006, the Company issued $250 million of 5.95% senior notes due 2011 and $250 million of 6.50% senior notes due 2016 (collectively, the “New Senior Notes”) at prices of 99.766% and 99.873%, respectively, in a private placement under SEC Rule 144A. Proceeds from the offering of the New Senior Notes, after initial purchaser’s discount and expenses, were $248.7 million and $248.9 million, respectively. The Company added the proceeds to its working capital to be used for general corporate purposes. Interest on the New Senior Notes is due semi-annually. The New Senior Notes are unsecured and unsubordinated, and substantially all of the Company’s subsidiaries guarantee the New Senior Notes. In October 2006, the Company completed an exchange of the New Senior Notes for substantially identical notes registered under the Securities Act of 1933 (the “Exchange Notes”), with substantially all of the New Senior Notes being exchanged for Exchange Notes. At November 30, 2008 and 2007, the carrying amount of the Exchange Notes was $499.3 million and $499.2 million, respectively.

In September 2005, the Company sold $300 million of 5.125% senior notes due 2010 (the “5.125% Senior Notes”) at a price of 99.905% in a private placement. Proceeds from the offering, after initial purchaser’s discount and expenses, were $298.2 million. The Company added the proceeds to the Company’s working capital to be used for general corporate purposes. Interest on the 5.125% Senior Notes is due semi-annually. The 5.125% Senior Notes are unsecured and unsubordinated. Substantially all of the Company’s subsidiaries guaranteed the 5.125% Senior Notes. In 2006, the Company exchanged the 5.125% Senior Notes for registered notes. The registered notes have substantially identical terms as the 5.125% Senior Notes, except that the registered notes do not include transfer restrictions that are applicable to the 5.125% Senior Notes. At November 30, 2008 and 2007, the carrying amount of the 5.125% Senior Notes was $299.9 million and $299.8 million, respectively.

In April 2005, the Company sold $300 million of 5.60% Senior Notes due 2015 (the “Senior Notes”) at a price of 99.771%. Proceeds from the offering, after initial purchaser’s discount and expenses, were $297.5 million. In July 2005, the Company sold $200 million of 5.60% Senior Notes due 2015 at a price of 101.407%. The Senior Notes were the same issue as the Senior Notes the Company sold in April 2005. Proceeds from the offering, after initial purchaser’s discount and expenses, were $203.9 million. The Company added the proceeds of both offerings to its working capital to be used for general corporate purposes. Interest on the Senior Notes is due semi-annually. The Senior Notes are unsecured and unsubordinated. Substantially all of the Company’s subsidiaries guaranteed the Senior Notes. The Senior Notes were subsequently exchanged for identical Senior Notes that had been registered under the Securities Act of 1933. At November 30, 2008 and 2007, the carrying amount of the Senior Notes sold in April and July 2005 was $501.6 million and $501.8 million, respectively.

In August 2004, the Company sold $250 million of 5.50% senior notes due 2014 (the “5.50% Senior Notes”) at a price of 98.842% in a private placement. Proceeds from the offering, after initial purchaser’s discount and expenses, were $245.5 million. The Company used the proceeds to repay borrowings under its Credit Facility. Interest on the 5.50% Senior Notes is due semi-annually. The 5.50% Senior Notes are unsecured and unsubordinated. Substantially all of the Company’s subsidiaries guaranteed the 5.50% Senior Notes. At November 30, 2008 and 2007, the carrying value of the 5.50% Senior Notes was $248.1 million and $247.8 million, respectively.

In February 2003, the Company issued $350 million of 5.95% senior notes due 2013 at a price of 98.287%. Substantially all of the Company’s subsidiaries guaranteed the 5.95% senior notes. At November 30, 2008 and 2007, the carrying amount of the 5.95% senior notes was $346.9 million and $346.3 million, respectively.

In February 1999, the Company issued $282 million of 7 5/8% senior notes due 2009. Substantially all of the Company’s subsidiaries guaranteed the 7 5/8% senior notes. At November 30, 2008 and 2007, the carrying amount of the 7 5/8% senior notes was $281.0 million and $279.5 million, respectively. During the year ended November 30, 2008, the Company redeemed $0.3 million of the 7 5/8% senior notes.

At November 30, 2008, the Company had mortgage notes on land and other debt bearing interest at rates up to 10.0% with an average interest rate of 2.6% and due at various dates through 2013. At November 30, 2008 and 2007, the carrying amount of the mortgage notes on land and other debt was $368.2 million and $121.0 million, respectively.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The minimum aggregate principal maturities of senior notes and other debts payable during the five years subsequent to November 30, 2008 and thereafter are as follows:

Debt Maturities
(In thousands)
2009	$427,542
2010	458,267
2011	272,249
2012	—
2013	387,438
Thereafter	999,439

8.    Financial Services Segment

The assets and liabilities related to the Financial Services segment were as follows:

	November 30,
	2008	2007
	(In thousands)
Assets:
Cash and cash equivalents	$111,954	152,727
Restricted cash	21,977	—
Receivables, net (1)	133,641	280,526
Loans held-for-sale (2)	190,056	293,499
Loans held-for-investment, net	58,339	137,544
Investments held-to-maturity	19,139	61,518
Goodwill	34,046	61,222
Other (3)	38,826	50,773

	$607,978	1,037,809

Liabilities:
Notes and other debts payable	$225,783	541,437
Other (4)	191,050	190,221

	$416,833	731,658

(1)	Receivables, net, primarily relate to loans shipped to investors that had not yet been funded as of November 30, 2008.
(2)	Loans held-for-sale relate to unshipped loans as of November 30, 2008 carried at fair value.
(3)	Includes mortgage loan commitments of $4.4 million carried at fair value as of November 30, 2008.
(4)	Includes forward contracts of $6.5 million carried at fair value as of November 30, 2008.

At November 30, 2008, the Financial Services segment had a syndicated warehouse repurchase facility, which matures in April 2009 ($125 million, plus a $50 million temporary accordion feature that expired in December 2008) and a warehouse repurchase facility, which matures in June 2009 ($150 million). The Financial Services segment uses these facilities to finance its lending activities until the mortgage loans are sold to investors and expects both facilities to be renewed or replaced with other facilities when they mature. Borrowings under the lines of credit were $209.5 million and $505.4 million, respectively, at November 30, 2008 and 2007 and were collateralized by mortgage loans and receivables on loans sold but not yet funded by investors with outstanding principal balances of $286.7 million and $540.9 million, respectively, at November 30, 2008 and 2007. The combined effective interest rate on the facilities at November 30, 2008 was 3.5%.

At November 30, 2008 and 2007, the Financial Services segment had advances under a different conduit funding agreement totaling $10.8 million and $11.8 million, respectively. Borrowings under this agreement are collateralized by mortgage loans and had an effective interest rate of 2.9% and 5.8%, respectively, at November 30, 2008 and 2007. During 2008, the Financial Services segment entered into a new on going 60-day committed repurchase facility for $75 million. As of November 30, 2008, it had advances under this facility totaling $5.2 million, which had an effective interest rate of 3.7%.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Income Taxes

The (provision) benefit for income taxes consisted of the following:

	Years Ended November 30,
	2008	2007	2006
	(In thousands)
Current:
Federal	$249,157	715,311	(484,731)
State	(24,206)	(14,128)	(62,054)

	224,951	701,183	(546,785)

Deferred:
Federal	(646,261)	282,263	173,616
State	(126,247)	156,554	24,389

	(772,508)	438,817	198,005

	$(547,557)	1,140,000	(348,780)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant temporary differences that give rise to the net deferred tax asset are as follows:

	November 30,
	2008	2007
	(In thousands)
Deferred tax assets:
Inventory valuation adjustments	$239,854	380,491
Reserves and accruals	83,911	160,071
Net operating loss carryforward	217,040	126,649
Capitalized expenses	44,436	84,261
Investments in unconsolidated entities	36,614	33,699
Goodwill	26,383	30,011
Alternative minimum tax credits	65,307	—
Other	68,681	19,594

Total deferred tax assets	782,226	834,776
Valuation allowance	(730,836)	—

Total deferred tax assets after valuation allowance	51,390	834,776
Deferred tax liabilities:
Capitalized expenses	12,556	—
Completed contract reporting differences	—	54,732
Other	38,834	33,186

Total deferred tax liabilities	51,390	87,918

Net deferred tax asset	$—	746,858

As a result of the valuation allowance against the Company’s net deferred tax assets, at November 30, 2008, the Company’s Homebuilding operations and the Financial Services segment did not have net deferred tax assets. At November 30, 2007, Homebuilding operations had net deferred tax assets totaling $741.6 million, which were included in other assets in the consolidated balance sheets. At November 30, 2007, the Financial Services segment had net deferred tax assets of $5.3 million, which were included in the other assets of the Financial Services segment.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Based upon an evaluation of all available evidence, the Company established a valuation allowance against its deferred tax assets totaling $730.8 million during the fourth quarter of 2008. The Company’s cumulative loss position over the evaluation period and the current uncertain and volatile market conditions were significant negative evidence in assessing the need for a valuation allowance. In future periods, the allowance could be reduced based on sufficient evidence indicating that it is more likely than not that a portion of the Company’s deferred tax assets will be realized.

The American Jobs Creation Act of 2004 provides a tax deduction on qualified domestic production activities under Internal Revenue Code Section 199. The tax benefit resulting from this deduction is reflected in the effective tax rate for the year ended November 30, 2006. However, the Company did not recognize any benefit for the years ended November 30, 2007 and 2008 as a result of its pretax loss. In addition, a substantial portion of the November 30, 2006 tax benefit was reduced due to the carry back of the Company’s current and prior year pretax losses.

A reconciliation of the statutory rate and the effective tax rate follows:

	Percentage of Pretax Income (Loss)
	2008	2007	2006
Statutory rate	35.00%	35.00%	35.00%
State income taxes, net of federal income tax benefit	3.09	3.00	2.75
Internal Revenue Code Section 199 impact	(0.29)	(0.30)	(0.75)
Goodwill impairments and other	(1.60)	(0.70)	—
FIN 48 tax reserves and interest expense	(3.56)	—	—
Deferred tax asset valuation allowance	(130.15)	—	—

Effective rate	(97.51)%	37.00%	37.00%

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

The following table summarizes the changes in gross unrecognized tax benefits from December 1, 2007 through November 30, 2008:

November 30, 2008
(In thousands)
Gross unrecognized tax benefits, beginning of year	$88,560
Decreases of prior year items	(2,605)
Increases of prior year items due to changes in tax law	14,213

Gross unrecognized tax benefits, end of year	$100,168

At November 30, 2008, the Company had $100.2 million of gross unrecognized tax benefits. If the Company were to recognize these tax benefits, $25.4 million would affect the Company’s effective tax rate.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company expects the total amount of unrecognized tax benefits to decrease by $62.0 million within twelve months as a result of the settlement of certain tax accounting items with the IRS with respect to the prior examination cycle that carried over to the current years under examination, and as a result of the conclusion of examinations with a number of state taxing authorities. The majority of these items were previously recorded as deferred tax liabilities and the settlement will not affect the Company’s tax rate.

Effective with the Company’s adoption of FIN 48, interest and penalties related to unrecognized tax benefits are now recognized in the financial statements as a component of (provision) benefit for income taxes. Interest and penalties related to unrecognized tax benefits were previously recorded in management fees and other income (expense), net in the Company’s statements of operations. At November 30, 2008, the Company had $33.5 million accrued for interest and penalties, of which $16.1 million was recorded during the year ended November 30, 2008 in accordance with FIN 48.

The IRS is currently examining the Company’s federal income tax returns for fiscal years 2005, 2006, 2007 and 2008 and certain state taxing authorities are examining various fiscal years. The final outcome of these examinations is not yet determinable. The statute of limitations for the Company’s major tax jurisdictions remains open for examination for fiscal years 2002 through 2007. For the 2008 tax year, the Company has been invited by the IRS to participate in a new examination program, Compliance Assurance Process “CAP”. This program operates as a contemporaneous exam throughout the year in order to keep exam cycles current and achieve a higher level of compliance.

At November 30, 2007, the Company had $6.8 million of reserves recorded in accordance with SFAS No. 5, Accounting for Contingencies, for income tax filing positions and related interest. This reserve was included in other liabilities in the consolidated balance sheets.

10.    Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share were calculated as follows:

	2008	2007	2006
	(In thousands, except per share amounts)
Numerator for basic earnings (loss) per share—net earnings (loss)	$(1,109,085)	(1,941,081)	593,869

Numerator—Diluted earnings (loss) per share:
Net earnings (loss)	$(1,109,085)	(1,941,081)	593,869
Interest on 5.125% zero-coupon convertible senior subordinated notes due 2021, net of tax	—	—	1,565

Numerator for diluted earnings (loss) per share—net earnings (loss)	$(1,109,085)	(1,941,081)	595,434

Denominator:
Denominator for basic earnings (loss) per share—weighted average shares	158,395	157,718	158,040
Effect of dilutive securities:
Employee stock options and nonvested shares	—	—	1,865
5.125% zero-coupon convertible senior subordinated notes due 2021	—	—	1,466

Denominator for diluted earnings (loss) per share—adjusted weighted average shares and assumed conversions	158,395	157,718	161,371

Basic earnings (loss) per share	$(7.00)	(12.31)	3.76

Diluted earnings (loss) per share	$(7.00)	(12.31)	3.69

Options to purchase 7.4 million shares, 4.9 million shares and 3.1 million shares, respectively, in total of Class A and Class B common stock were outstanding and anti-dilutive for the years ended November 30, 2008, 2007 and 2006.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In April 2006, substantially all of the Company’s outstanding Convertible Notes were converted by the noteholders into 4.9 million Class A common shares. Convertible Notes not converted by the noteholders were not material and were redeemed by the Company on April 4, 2006. The weighted average amount of shares issued upon conversion is included in the calculation of basic earnings per share from the date of conversion. The calculation of diluted earnings per share included 1.5 million shares for the year ended November 30, 2006 related to the dilutive effect of the Convertible Notes prior to conversion.

11.    Comprehensive Income (Loss)

Comprehensive income (loss) represents changes in stockholders’ equity from non-owner sources. The components of comprehensive income (loss) were as follows:

	Years Ended November 30,
	2008	2007	2006
	(In thousands)
Net earnings (loss)	$(1,109,085)	(1,941,081)	593,869
Unrealized gains arising during period on interest rate swaps, net of tax (37%)	—	1,002	2,853
Unrealized gain (loss) on Company’s portion of unconsolidated entity’s interest rate swap liability, net of tax (37%)	2,061	(2,061)	—
Unrealized gains arising during period on available-for-sale investment securities, net of tax (37%)	—	—	7
Reclassification adjustment for loss included in net loss for interest rate swaps, net of tax (37%)	—	338	—
Reclassification adjustment for gains included in net earnings for available-for-sale investment securities, net of tax (37%)	—	—	(245)
Change to the Company’s portion of unconsolidated entity’s minimum pension liability, net of tax (37%)	—	701	565

Comprehensive income (loss)	$(1,107,024)	(1,941,101)	597,049

Accumulated other comprehensive loss consisted of the following at November 30, 2008 and 2007:

	November 30,
	2008	2007
	(In thousands)
Unrealized gain (loss) on Company’s portion of unconsolidated entity’s interest rate swap liability, net of tax	$—	(2,061)

Accumulated other comprehensive loss	$—	(2,061)

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Capital Stock

Preferred Stock

The Company is authorized to issue 500,000 shares of preferred stock with a par value of $10 per share and 100 million shares of participating preferred stock with a par value of $0.10 per share. No shares of preferred stock or participating preferred stock have been issued as of November 30, 2008.

Common Stock

In October 2008, the Company’s Board of Directors voted to decrease the annual dividend rate with regard to the Company’s Class A and Class B common stock to $0.16 per share per year (payable quarterly) from $0.64 per share per year (payable quarterly). During the years ended November 30, 2008, 2007 and 2006, Class A and Class B common stockholders received per share annual dividends of $0.52, $0.64 and $0.64, respectively.

The only significant difference between the Class A common stock and Class B common stock is that Class A common stock entitles holders to one vote per share and the Class B common stock entitles holders to ten votes per share.

As of November 30, 2008, Stuart A. Miller, the Company’s President, Chief Executive Officer and a Director, directly owned, or controlled through family-owned entities, shares of Class A and Class B common stock, which represented approximately 49% voting power of the Company’s stock.

In June 2001, the Company’s Board of Directors authorized a stock repurchase program to permit the purchase of up to 20 million shares of its outstanding common stock. During the years ended November 30, 2008 and 2007, there were no material share repurchases of common stock under the stock repurchase program. During the year ended November 30, 2006, the Company repurchased a total of 6.2 million shares of its outstanding common stock for an aggregate purchase price including commissions of $320.1 million, or $51.59 per share. As of November 30, 2008, 6.2 million shares of common stock can be repurchased in the future under the program.

Treasury stock increased by 0.5 million Class A common shares and 0.8 million Class A common shares during the years ended November 30, 2008 and November 30, 2007, primarily related to forfeitures of restricted stock. In addition to the common shares purchased under the Company’s stock repurchase program, during the year ended November 30, 2006, the Company repurchased approximately 0.1 million Class A common shares related to the vesting of restricted stock and distributions of common stock from the Company’s deferred compensation plan.

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

401(k) Plan

Under the Company’s 401(k) Plan (the “Plan”), contributions made by employees can be invested in a variety of mutual funds or proprietary funds provided by the Plan trustee. The Company may also make contributions for the benefit of employees. The Company records as compensation expense its contribution to the Plan. This amount was $7.6 million in 2008, $15.2 million in 2007 and $19.0 million in 2006.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Share-Based Payments

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

The Company accounts for stock option awards granted under the plans in accordance with the recognition and measurement provisions of SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”). Effective December 1, 2005, the Company adopted SFAS 123R using the modified-prospective-transition method. Under this transition method, compensation expense recognized during the year ended November 30, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of December 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to December 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

SFAS 123R requires that cash flows resulting from tax benefits related to tax deductions in excess of the compensation expense recognized for those options (excess tax benefits) be classified as financing cash flows. For the year ended November 30, 2008, the Company did not have any excess tax benefits from shared-based awards. For the years ended November 30, 2007 and 2006, the Company classified $4.6 million and $7.1 million, respectively, of excess tax benefits as financing cash inflows.

Compensation expense related to the Company’s share-based awards for the years ended November 30, 2008, 2007 and 2006 was $29.9 million, $35.5 million and $36.6 million, respectively, of which $12.4 million, $17.2 million and $25.6 million, respectively, related to stock options and $17.4 million, $18.3 million and $11.0 million, respectively, related to nonvested shares. The total income tax benefit recognized in the consolidated statements of operations for share-based awards during the years ended November 30, 2008, 2007 and 2006 was $9.4 million, $11.3 million and $11.2 million, respectively, of which $2.9 million, $4.5 million and $7.1 million, respectively, related to stock options and $6.5 million, $6.8 million and $4.1 million, respectively, related to nonvested shares.

Cash received from stock options exercised during the years ended November 30, 2008, 2007 and 2006 was $0.2 million, $21.6 million, and $31.1 million, respectively. There were no material tax deductions related to stock options exercised during the year ended November 30, 2008. The tax deductions related to stock options exercised during the years ended November 30, 2007 and 2006 were $8.3 million and $12.1 million, respectively.

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

The fair value of these options was determined at the date of the grant using the Black-Scholes option-pricing model. The significant weighted average assumptions for the years ended November 30, 2008, 2007 and 2006 were as follows:

	2008	2007	2006
Dividend yield	3.2% - 4.7%	1.3% - 2.7%	1.1%
Volatility rate	43% - 60%	30% - 34%	31% - 34%
Risk-free interest rate	1.9% - 3.5%	4.1% - 5.0%	4.1% - 5.0%
Expected option life (years)	2.0 - 5.0	2.0 - 5.0	2.0 - 5.0

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the Company’s stock option activity for the year ended November 30, 2008 was as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (In thousands)
Outstanding at November 30, 2007	6,338,165	$46.35
Grants	4,513,500	$13.57
Forfeited or expired	(2,070,661)	$39.30
Exercises	(19,800)	$11.34

Outstanding at November 30, 2008	8,761,204	$31.50	3.1 years	$180

Vested and expected to vest in the future at November 30, 2008	8,173,972	$32.51	3.0 years	$244

Exercisable at November 30, 2008	2,738,041	$47.35	1.0 years	$162

Available for grant at November 30, 2008	4,215,063

The weighted average fair value of options granted during the years ended November 30, 2008, 2007 and 2006 was $3.85, $12.89 and $17.27, respectively. For the year ended November 30, 2008, the total intrinsic value of options exercised during the year was not material. The total intrinsic value of options exercised during the years ended November 30, 2007 and 2006 was $22.3 million and $36.1 million, respectively.

The fair value of nonvested shares is determined based on the trading price of the Company’s common stock on the grant date. The weighted average fair value of nonvested shares granted during the years ended November 30, 2008, 2007 and 2006 was $15.11, $49.52 and $57.09, respectively. A summary of the Company’s nonvested shares activity for the year ended November 30, 2008 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested restricted shares at November 30, 2007	1,700,591	$52.83
Grants	1,172,978	$15.11
Vested	(423,642)	$54.02
Forfeited	(427,004)	$45.16

Nonvested restricted shares at November 30, 2008	2,022,923	$32.33

At November 30, 2008, there was $61.8 million of unrecognized compensation expense related to unvested share-based awards granted under the Company’s share-based payment plans, of which $25.6 million relates to stock options and $36.2 million relates to nonvested shares. The unrecognized expense related to nonvested shares is expected to be recognized over a weighted-average period of 2.3 years. During the years ended November 30, 2008, 2007 and 2006, 0.4 million nonvested shares, 0.3 million nonvested shares and 0.1 million nonvested shares, respectively, vested. The tax (provision) benefit related to nonvested share activity during the years ended November 30, 2008, 2007 and 2006 was ($6.1) million, ($3.1) million and $3.7 million, respectively.

14.    Deferred Compensation Plan

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

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of November 30, 2007, approximately 36,000 Class A common shares and 3,600 Class B common shares of restricted stock had been surrendered in exchange for rights under the Deferred Compensation Plan, resulting in a reduction in stockholders’ equity of $0.3 million fully offset by an increase in stockholders’ equity to reflect the deferral of compensation in that amount. Shares that the Company is obligated to issue in the future under the Deferred Compensation Plan are treated as outstanding shares in both the Company’s basic and diluted earnings (loss) per share calculations for the years ended November 30, 2007 and 2006. In 2008, the Compensation Committee of the Company’s Board of Directors approved the termination of the Deferred Compensation Plan and $1.8 million in total in cash and shares of common stock was distributed to its participants.

15.    Financial Instruments

The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at November 30, 2008 and 2007, using available market information and what the Company believes to be appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies might have a material effect on the estimated fair value amounts. The table excludes cash, restricted cash, receivables and accounts payable, which had fair values approximating their carrying amounts due to the short maturities of these instruments.

	November 30,
	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
ASSETS
Financial services:
Loans held-for-investment, net	$58,339	58,339	137,544	137,564
Investments—held-to-maturity	$19,139	19,266	61,518	61,572
LIABILITIES
Homebuilding:
Senior notes and other debts payable	$2,544,935	1,785,692	2,295,436	1,905,502
Financial services:
Notes and other debts payable	$225,783	225,783	541,437	541,437

The following methods and assumptions are used by the Company in estimating fair values:

Homebuilding—For senior notes and other debts payable, the fair value of fixed-rate borrowings is based on quoted market prices. The Company’s variable-rate borrowings are tied to market indices and approximate fair value due to the short maturities associated with the majority of the instruments.

Financial services—The fair values above are based on quoted market prices, if available. The fair values for instruments that do not have quoted market prices are estimated by the Company on the basis of discounted cash flows or other financial information.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value Option

SFAS 157 provides a framework for measuring fair value, expands disclosures about fair value measurements and establishes a fair value hierarchy which prioritizes the inputs used in measuring fair value summarized as follows:

Level 1	Fair value determined based on quoted prices in active markets for identical assets.

Level 2	Fair value determined using significant other observable inputs.

Level 3	Fair value determined using significant unobservable inputs.

The Company’s financial instruments measured at fair value on a recurring basis are summarized below:

Financial Instruments	Fair Value Hierarchy	Fair Value at November 30, 2008

		(In thousands)
Loans held-for-sale (1)	Level 2	$190,056
Mortgage loan commitments	Level 2	4,382
Forward contracts	Level 2	(6,461)

		$187,977

(1)	The difference between the aggregate fair value of $190.1 million and the aggregate unpaid principal balance of $185.2 million is $4.9 million.

The Company elected the fair value option for its loans held-for-sale for mortgage loans originated subsequent to February 29, 2008 in accordance with SFAS 159, which permits entities to measure various financial instruments and certain other items at fair value on a contract-by-contract basis. Management believes that the election of the fair value option for loans held-for-sale improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions. In addition, the Company adopted SAB 109 on March 1, 2008, requiring the recognition of the fair value of its rights to service a mortgage loan as revenue upon entering into an interest rate lock loan commitment with a borrower. The fair value of these servicing rights is included in the Company’s loans held-for-sale as of November 30, 2008. Prior to March 1, 2008, the fair value of the servicing rights was not recognized until the related loan was sold. Fair value of the servicing rights is determined based on values in the Company’s servicing sales contracts. Fair value of loans held for sale is based on independent quoted market prices, where available, or the prices for other mortgage whole loans with similar characteristics.

The assets accounted for under SFAS 159 are initially measured at fair value. Gains and losses from initial measurement and subsequent changes in fair value are recognized in the Financial Services segment’s earnings (loss). The changes in fair values that are included in earnings (loss) are shown, by financial instrument and financial statement line item, below:

	Years Ended November 30, 2008
	Loans held-for-sale	Mortgage loan commitments	Forward contracts
	(In thousands)
Changes in fair value included in net earnings (loss):
Financial Services revenues	$4,923	4,382	(6,461)

Interest income on loans held-for-sale measured at fair value is calculated based on the interest rate of the loan and recorded in interest income in the Financial Services’ statement of operations.

The Financial Services segment had a pipeline of loan applications in process of $710.8 million at November 30, 2008. Loans in process for which interest rates were committed to the borrowers totaled approximately $248.8 million as of November 30, 2008. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers, the total commitments do not necessarily represent future cash requirements.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Financial Services segment uses mandatory mortgage-backed securities (“MBS”) forward commitments, option contracts and investor commitments to hedge its mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk is managed by entering into MBS forward commitments, option contracts with investment banks, federally regulated bank affiliates and loan sales transactions with permanent investors meeting the segment’s credit standards. The segment’s risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At November 30, 2008, the segment had open commitments amounting to $332.0 million to sell MBS with varying settlement dates through February 2009.

16.    Consolidation of Variable Interest Entities

The Company follows FIN 46R, which requires the consolidation of certain entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.

Unconsolidated Entities

At November 30, 2008, the Company had investments in and advances to unconsolidated entities established to acquire and develop land for sale to the Company in connection with its homebuilding operations, for sale to third parties or for the construction of homes for sale to third-party homebuyers. The Company evaluated all agreements under FIN 46R during 2008 that were entered into or had reconsideration events and it consolidated entities that at November 30, 2008 had total combined assets and liabilities of $560.1 million and $274.6 million, respectively. Additionally, during 2008, the Company consolidated certain joint ventures and then bought out the respective partners at a later date, resulting in the consolidated joint ventures becoming wholly-owned. At November 30, 2008, the assets and liabilities of these entities amounted to $150.8 million and $62.1 million, respectively.

At November 30, 2008 and 2007, the Company’s recorded investment in unconsolidated entities was $766.8 million and $934.3 million, respectively. The Company’s estimated maximum exposure to loss with regard to unconsolidated entities was primarily its recorded investments in these entities and the exposure under the guarantees discussed in Note 4.

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

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

When the Company does not intend to exercise an option, it writes off any unapplied deposit and pre-acquisition costs associated with the option contract. For the years ended November 30, 2008, 2007 and 2006, the Company wrote-off $97.2 million, $530.0 million and $152.2 million, respectively, of option deposits and pre-acquisition costs related to land under option that it does not intend to purchase.

The table below indicates the number of homesites owned and homesites to which the Company had access through option contracts with third parties (“optioned”) or unconsolidated joint ventures in which the Company has investments (“JVs”) (i.e., controlled homesites) for each of its homebuilding segments and Homebuilding Other at November 30, 2008 and 2007:

	Controlled Homesites
November 30, 2008	Optioned	JVs	Total	Owned Homesites	Total Homesites
East	8,705	4,444	13,149	25,688	38,837
Central	1,820	5,991	7,811	14,501	22,312
West	203	12,078	12,281	18,776	31,057
Houston	1,461	2,654	4,115	7,389	11,504
Other	529	704	1,233	8,327	9,560

Total homesites	12,718	25,871	38,589	74,681	113,270

	Controlled Homesites
November 30, 2007	Optioned	JVs	Total	Owned Homesites	Total Homesites
East	14,888	14,091	28,979	24,014	52,993
Central	3,470	12,679	16,149	7,848	23,997
West	1,243	30,800	32,043	15,300	47,343
Houston	2,313	3,694	6,007	7,071	13,078
Other	963	1,729	2,692	8,568	11,260

Total homesites	22,877	62,993	85,870	62,801	148,671

The Company evaluated all option contracts for land when entered into or upon a reconsideration event and determined it was the primary beneficiary of certain of these option contracts. Although the Company does not have legal title to the optioned land, under FIN 46R, the Company, if it is deemed to be the primary beneficiary, is required to consolidate the land under option at the purchase price of the optioned land. During the year ended November 30, 2008, the effect of consolidation of these option contracts was an increase of $32.4 million to consolidated inventory not owned with a corresponding increase to liabilities related to consolidated inventory not owned in the accompanying consolidated balance sheets as of November 30, 2008 and 2007. This increase in 2008 was offset primarily by the Company exercising its options to acquire land under certain contracts previously consolidated, resulting in a net decrease in consolidated inventory not owned of $141.3 million for the year ended November 30, 2008. To reflect the purchase price of the inventory consolidated under FIN 46R, the Company reclassified $2.5 million of related option deposits from land under development to consolidated inventory not owned in the accompanying consolidated balance sheet as of November 30, 2008. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and the Company’s cash deposits.

The Company’s exposure to loss related to its option contracts with third parties and unconsolidated entities consisted of its non-refundable option deposits and pre-acquisition costs totaling $191.2 million and $317.1 million, respectively, at November 30, 2008 and 2007. Additionally, the Company had posted $89.5 million and $193.3 million, respectively, of letters of credit in lieu of cash deposits under certain option contracts as of November 30, 2008 and 2007.

17.    Commitments and Contingent Liabilities

The Company is party to various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, the disposition of these matters will not have a material adverse effect on the Company’s consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company is subject to the usual obligations associated with entering into contracts (including option contracts) for the purchase, development and sale of real estate, which it does in the routine conduct of its business. Option contracts generally enable the Company to control portions of properties owned by third parties (including land funds) and unconsolidated entities until the Company determines whether to exercise the option. The use of option contracts allows the Company to reduce the financial risks associated with long-term land holdings. At November 30, 2008, the Company had access to acquire 38,589 homesites through option contracts with third parties and agreements with unconsolidated entities in which the Company had investments. At November 30, 2008, the Company had $191.2 million of non-refundable option deposits and pre-acquisition costs related to certain of these homesites, which were included in inventories in the consolidated balance sheet.

The Company has entered into agreements to lease certain office facilities and equipment under operating leases. Future minimum payments under the non-cancelable leases in effect at November 30, 2008 are as follows:

Lease Payments
(In thousands)
2009	$48,411
2010	39,827
2011	28,889
2012	17,809
2013	10,420
Thereafter	23,760

Rental expense for the years ended November 30, 2008, 2007 and 2006 was $108.9 million, $150.1 million and $140.6 million, respectively. Rental expense for the years ended November 30, 2008 and 2007 includes $27.7 million and $17.1 million, respectively, of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, (“SFAS 146”), contract termination costs related to the abandonment of leases as a result of the Company’s efforts to consolidate its operations and reduce costs. In 2008, $18.8 million, $2.4 million and $6.5 million, respectively, of the SFAS 146 contract termination costs were included in selling, general and administrative expenses, corporate, general and administrative expenses and Financial Services’ costs and expenses. In 2007, $12.3 million and $4.8 million, respectively, of the SFAS 146 contract termination costs were included in selling, general and administrative expenses and Financial Services’ costs and expenses. There were no material SFAS 146 contract termination costs in 2006.

The Company is committed, under various letters of credit, to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit under these arrangements totaled $446.0 million at November 30, 2008. The Company also had outstanding performance and surety bonds related to site improvements at various projects (including certain projects in the Company’s joint ventures) of $1.1 billion. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all development and construction activities are completed. As of November 30, 2008, there were approximately $444.2 million, or 42%, of costs to complete related to these site improvements. The Company does not presently anticipate any draws upon these bonds that would have a material effect on its consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.    Supplemental Financial Information

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

Consolidating Balance Sheet

November 30, 2008

	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
ASSETS
Homebuilding:
Cash and cash equivalents, restricted cash, receivables, net and income tax receivables	$1,263,623	165,060	21,593	—	1,450,276
Inventories	—	3,975,084	525,006	—	4,500,090
Investments in unconsolidated entities	—	751,613	15,139	—	766,752
Other assets	30,420	64,515	4,867	—	99,802
Investments in subsidiaries	4,314,255	635,413	—	(4,949,668)	—

	5,608,298	5,591,685	566,605	(4,949,668)	6,816,920
Financial services	—	8,332	599,646	—	607,978

Total assets	$5,608,298	5,600,017	1,166,251	(4,949,668)	7,424,898

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable and other liabilities	$269,457	700,411	111,732	—	1,081,600
Liabilities related to consolidated inventory not owned	—	592,777	—	—	592,777
Senior notes and other debts payable	2,176,758	130,126	238,051	—	2,544,935
Intercompany	539,076	(140,463)	(398,613)	—	—

	2,985,291	1,282,851	(48,830)	—	4,219,312
Financial services	—	2,911	413,922	—	416,833

Total liabilities	2,985,291	1,285,762	365,092	—	4,636,145
Minority interest	—	—	165,746	—	165,746
Stockholders’ equity	2,623,007	4,314,255	635,413	(4,949,668)	2,623,007

Total liabilities and stockholders’ equity	$5,608,298	5,600,017	1,166,251	(4,949,668)	7,424,898

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Balance Sheet

November 30, 2007

	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
ASSETS
Homebuilding:
Cash and cash equivalents, restricted cash, receivables, net and income tax receivables	$1,380,797	380,226	6,089	—	1,767,112
Inventories	—	4,359,217	141,186	—	4,500,403
Investments in unconsolidated entities	—	920,105	14,166	—	934,271
Other assets	778,901	83,252	999	—	863,152
Investments in subsidiaries	4,835,490	448,755	—	(5,284,245)	—

	6,995,188	6,191,555	162,440	(5,284,245)	8,064,938
Financial services	—	14,899	1,022,910	—	1,037,809

Total assets	$6,995,188	6,206,454	1,185,350	(5,284,245)	9,102,747

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable and other liabilities	$206,725	1,255,810	43,390	—	1,505,925
Liabilities related to consolidated inventory not owned	—	719,081	—	—	719,081
Senior notes and other debts payable	2,174,418	24,903	96,115	—	2,295,436
Intercompany	791,926	(629,134)	(162,792)	—	—

	3,173,069	1,370,660	(23,287)	—	4,520,442
Financial services	—	304	731,354	—	731,658

Total liabilities	3,173,069	1,370,964	708,067	—	5,252,100
Minority interest	—	—	28,528	—	28,528
Stockholders’ equity	3,822,119	4,835,490	448,755	(5,284,245)	3,822,119

Total liabilities and stockholders’ equity	$6,995,188	6,206,454	1,185,350	(5,284,245)	9,102,747

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Operations

Year Ended November 30, 2008

	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Revenues:
Homebuilding	$—	4,262,154	288	596	4,263,038
Financial services	—	6,426	379,624	(73,671)	312,379

Total revenues	—	4,268,580	379,912	(73,075)	4,575,417

Costs and expenses:
Homebuilding	—	4,549,804	2,458	(10,381)	4,541,881
Financial services	—	3,359	391,854	(51,844)	343,369
Corporate general and administrative	129,752	—	—	—	129,752

Total costs and expenses	129,752	4,553,163	394,312	(62,225)	5,015,002

Gain on recapitalization of unconsolidated entity	—	133,097	—	—	133,097
Equity in loss from unconsolidated entities	—	(59,156)	—	—	(59,156)
Management fees and other expense, net	(10,850)	(199,981)	—	10,850	(199,981)
Minority interest income, net	—	—	4,097	—	4,097

Loss before (provision) benefit for income taxes	(140,602)	(410,623)	(10,303)	—	(561,528)
(Provision) benefit for income taxes	(150,494)	(400,398)	3,335	—	(547,557)
Equity in loss from subsidiaries	(817,989)	(6,968)	—	824,957	—

Net loss	$(1,109,085)	(817,989)	(6,968)	824,957	(1,109,085)

Consolidating Statement of Operations

Year Ended November 30, 2007

	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Revenues:
Homebuilding	$—	9,710,626	19,626	—	9,730,252
Financial services	—	9,125	503,266	(55,862)	456,529

Total revenues	—	9,719,751	522,892	(55,862)	10,186,781

Costs and expenses:
Homebuilding	—	12,165,338	64,943	(41,204)	12,189,077
Financial services	—	22,063	451,804	(23,458)	450,409
Corporate general and administrative	173,202	—	—	—	173,202

Total costs and expenses	173,202	12,187,401	516,747	(64,662)	12,812,688

Gain on recapitalization of unconsolidated entity	—	175,879	—	—	175,879
Goodwill impairments	—	(190,198)	—	—	(190,198)
Equity in loss from unconsolidated entities	—	(362,899)	—	—	(362,899)
Management fees and other income (expense), net	8,800	(76,029)	—	(8,800)	(76,029)
Minority interest expense, net	—	—	(1,927)	—	(1,927)

Earnings (loss) before (provision) benefit for income taxes	(164,402)	(2,920,897)	4,218	—	(3,081,081)
(Provision) benefit for income taxes	60,829	1,080,732	(1,561)	—	1,140,000
Equity in earnings (loss) from subsidiaries	(1,837,508)	2,657	—	1,834,851	—

Net earnings (loss)	$(1,941,081)	(1,837,508)	2,657	1,834,851	(1,941,081)

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Operations

Year Ended November 30, 2006

	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Revenues:
Homebuilding	$—	15,314,843	308,197	—	15,623,040
Financial services	—	9,497	687,091	(52,966)	643,622

Total revenues	—	15,324,340	995,288	(52,966)	16,266,662

Costs and expenses:
Homebuilding	—	14,431,385	255,720	(9,540)	14,677,565
Financial services	—	28,310	523,959	(58,450)	493,819
Corporate general and administrative	193,307	—	—	—	193,307

Total costs and expenses	193,307	14,459,695	779,679	(67,990)	15,364,691

Equity in loss from unconsolidated entities	—	(12,536)	—	—	(12,536)
Management fees and other income, net	15,024	62,387	4,242	(15,024)	66,629
Minority interest expense, net	—	—	(13,415)	—	(13,415)

Earnings (loss) before (provision) benefit for income taxes	(178,283)	914,496	206,436	—	942,649
(Provision) benefit for income taxes	65,965	(338,364)	(76,381)	—	(348,780)
Equity in earnings from subsidiaries	706,187	130,055	—	(836,242)	—

Net earnings	$593,869	706,187	130,055	(836,242)	593,869

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows

Year Ended November 30, 2008

	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(Dollars in thousands)
Cash flows from operating activities:
Net loss	$(1,109,085)	(817,989)	(6,968)	824,957	(1,109,085)
Adjustments to reconcile net loss to net cash provided by operating activities	1,291,030	1,459,469	284,377	(824,957)	2,209,919

Net cash provided by operating activities	181,945	641,480	277,409	—	1,100,834

Cash flows from investing activities:
Increase in investments in unconsolidated entities, net	—	(315,907)	—	—	(315,907)
Other	(423)	1,857	48,770	—	50,204

Net cash provided by (used in) investing activities	(423)	(314,050)	48,770	—	(265,703)

Cash flows from financing activities:
Net repayments under financial services debt	—	—	(315,654)	—	(315,654)
Net repayments under other borrowings	—	(61,981)	(66,526)	—	(128,507)
Partial redemption of 7 5/8% senior notes due 2009	(322)	—	—	—	(322)
Exercise of land option contracts from an unconsolidated land investment venture	—	(48,434)	—	—	(48,434)
Net payments related to minority interests	—	—	151,035	—	151,035
Common stock:
Issuances	224	—	—	—	224
Repurchases	(1,758)	—	—	—	(1,758)
Dividends	(83,487)	—	—	—	(83,487)
Intercompany	414,031	(292,787)	(121,244)	—	—

Net cash provided by (used in) financing activities	328,688	(403,202)	(352,389)	—	(426,903)

Net increase (decrease) in cash and cash equivalents	510,210	(75,772)	(26,210)	—	408,228
Cash and cash equivalents at beginning of year	497,384	139,733	158,077	—	795,194

Cash and cash equivalents at end of year	$1,007,594	63,961	131,867	—	1,203,422

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows

Year Ended November 30, 2007

	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings (loss)	$(1,941,081)	(1,837,508)	2,657	1,834,851	(1,941,081)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities	(1,915,832)	5,305,931	830,346	(1,834,851)	2,385,594

Net cash provided by (used in) operating activities	(3,856,913)	3,468,423	833,003	—	444,513

Cash flows from investing activities:
Increase in investments in unconsolidated entities, net	—	(65,611)	—	—	(65,611)
Distributions in excess on investment in unconsolidated entity	—	354,644	—	—	354,644
Other	(1,355)	(16,353)	35,658	—	17,950

Net cash provided by (used in) investing activities	(1,355)	272,680	35,658	—	306,983

Cash flows from financing activities:
Net repayments under financial services debt	—	—	(607,794)	—	(607,794)
Net proceeds from sale of land to an unconsolidated land investment venture	—	445,000	—	—	445,000
Redemption of senior floating-rate notes due 2009	(300,000)	—	—	—	(300,000)
Net repayments under other borrowings	—	(66,209)	(90,157)	—	(156,366)
Net payments related to minority interests	—	—	(36,545)	—	(36,545)
Excess tax benefits from share-based awards	4,590	—	—	—	4,590
Common stock:
Issuances	21,588	—	—	—	21,588
Repurchases	(3,971)	—	—	—	(3,971)
Dividends	(101,123)	—	—	—	(101,123)
Intercompany	4,313,723	(4,198,614)	(115,109)	—	—

Net cash provided by (used in) financing activities	3,934,807	(3,819,823)	(849,605)	—	(734,621)

Net increase (decrease) in cash and cash equivalents	76,539	(78,720)	19,056	—	16,875
Cash and cash equivalents at beginning of year	420,845	218,453	139,021	—	778,319

Cash and cash equivalents at end of year	$497,384	139,733	158,077	—	795,194

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows

Year Ended November 30, 2006

	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$593,869	706,187	130,055	(836,242)	593,869
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities	(623,428)	(766,872)	512,724	836,242	(41,334)

Net cash provided by (used in) operating activities	(29,559)	(60,685)	642,779	—	552,535

Cash flows from investing activities:
Increase in investments in unconsolidated entities, net	—	(407,694)	—	—	(407,694)
Acquisitions, net of cash acquired	—	(30,329)	(2,884)	—	(33,213)
Other	(5,927)	(4,651)	47,131	—	36,553

Net cash provided by (used in) investing activities	(5,927)	(442,674)	44,247	—	(404,354)

Cash flows from financing activities:
Net repayments under financial services debt	—	—	(120,858)	—	(120,858)
Net proceeds from 5.95% senior notes	248,665	—	—	—	248,665
Net proceeds from 6.50% senior notes	248,933	—	—	—	248,933
Redemption of senior floating-rate notes due 2007	(200,000)	—	—	—	(200,000)
Net repayments under other borrowings	(2,336)	(138,161)	(7,807)	—	(148,304)
Net payments related to minority interests	—	—	(71,351)	—	(71,351)
Excess tax benefits from share-based awards	7,103	—	—	—	7,103
Common stock:
Issuances	31,131	—	—	—	31,131
Repurchases	(323,229)	—	—	—	(323,229)
Dividends	(101,295)	—	—	—	(101,295)
Intercompany	145,892	364,892	(510,784)	—	—

Net cash provided by (used in) financing activities	54,864	226,731	(710,800)	—	(429,205)

Net increase (decrease) in cash and cash equivalents	19,378	(276,628)	(23,774)	—	(281,024)
Cash and cash equivalents at beginning of year	401,467	495,081	162,795	—	1,059,343

Cash and cash equivalents at end of year	$420,845	218,453	139,021	—	778,319

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.    Quarterly Data (unaudited)

	First	Second	Third	Fourth
	(In thousands, except per share amounts)
2008
Revenues	$1,062,913	1,127,916	1,106,540	1,278,048
Gross profit from sales of homes	$136,695	88,366	147,122	137,444
Loss before benefit for income taxes	$(154,294)	(173,182)	(139,102)	(94,950)
Net loss (1)	$(88,216)	(120,916)	(88,964)	(810,989)
Loss per share:
Basic and diluted	$(0.56)	(0.76)	(0.56)	(5.12)
2007
Revenues	$2,792,080	2,875,943	2,341,853	2,176,905
Gross profit from sales of homes	$360,896	193,205	997	15,574
Earnings (loss) before provision (benefit) for income taxes	$108,925	(383,272)	(837,643)	(1,969,091)
Net earnings (loss)	$68,623	(244,205)	(513,852)	(1,251,647)
Earnings (loss) per share:
Basic	$0.44	(1.55)	(3.25)	(7.92)
Diluted	$0.43	(1.55)	(3.25)	(7.92)

(1)	Net loss during the three months ended November 30, 2008 includes a $730.8 million valuation allowance recorded against the Company’s deferred tax assets.

Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter that ended on November 30, 2008. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of November 30, 2008 to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

Our CEO and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2008. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm obtained from Deloitte & Touche LLP are included elsewhere in this document.

Item 9B.    Other Information.

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The information required by this item for executive officers is set forth under the heading “Executive Officers of Lennar Corporation” in Part I. The other information called for by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 2009 (120 days after the end of our fiscal year).

Item 11.    Executive Compensation.

The information required by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 2009 (120 days after the end of our fiscal year).

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 2009 (120 days after the end of our fiscal year), except for the information required by Item 201(d) of Regulation S-K, which is provided below.

The following table summarizes our equity compensation plans as of November 30, 2008:

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)(2)
Equity compensation plans approved by stockholders	8,761,204	$31.50	4,215,063
Equity compensation plans not approved by stockholders	—	—	—

Total	8,761,204	$31.50	4,215,063

(1)	This amount includes approximately 34,300 shares of Class B common stock that may be issued under our equity compensation plans.
(2)	Both Class A and Class B common stock may be issued.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 2009 (120 days after the end of our fiscal year).

Item 14.    Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 2009 (120 days after the end of our fiscal year).

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)    Documents filed as part of this Report.

1.	The following financial statements are contained in Item 8:

2.	The following financial statement schedule is included in this Report:

Financial Statement Schedule	Page in this Report
Report of Independent Registered Public Accounting Firm	112
Schedule II—Valuation and Qualifying Accounts	113

Information required by other schedules has either been incorporated in the consolidated financial statements and accompanying notes or is not applicable to us.

3.	The following exhibits are filed with this Report or incorporated by reference:

2.1	Separation and Distribution Agreement, dated June 10, 1997, between Lennar and LNR Property Corporation—Incorporated by reference to Exhibit 10.1 of the Registration Statement on Form 10 of LNR Property Corporation filed with the Commission on July 31, 1997.

3.1	Amended and Restated Certificate of Incorporation, dated April 28, 1998—Incorporated by reference to Exhibit 3(a) of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004.

3.2	Certificate of Amendment to Certificate of Incorporation, dated April 9, 1999—Incorporated by reference to Exhibit 3(a) of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1999.

3.3	Certificate of Amendment to Certificate of Incorporation, dated April 8, 2003—Incorporated by reference to Annex IV of the Company’s Proxy Statement on Schedule 14A dated March 10, 2003.

3.4	Certificate of Amendment to Certificate of Incorporation, dated April 8, 2008—Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, dated April 8, 2008.

3.5	Bylaws of the Company, as amended through June 28, 2005—Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2005.

3.6	Amendment to Section 3.3 of the Bylaws of the Company, dated April 8, 2008—Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, dated April 8, 2008.

4.1	Indenture, dated as of December 31, 1997, between Lennar and Bank One Trust Company, N.A., as trustee—Incorporated by reference to Exhibit 4 of the Company’s Registration Statement on Form S-3, Registration No. 333-45527, filed with the Commission on February 3, 1998.

4.2	Second Supplemental Indenture, dated as of February 19, 1999, between Lennar and Bank One Trust Company, N.A., as trustee (relating to Lennar’s 7 5/8% Senior Notes due 2009)—Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, dated February 19, 1999.

4.3		Third Supplemental Indenture, dated May 3, 2000, between Lennar and Bank One Trust Company, N.A., as successor trustee (relating to Lennar’s 7 5/8% Senior Notes due 2009) —Incorporated by reference to Exhibit 4(d) of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2000.

4.4		Sixth Supplemental Indenture, dated February 5, 2003, between Lennar and Bank One Trust Company, N.A., as trustee (relating to 5.950% Senior Notes due 2013)—Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, dated January 31, 2003.

4.5		Indenture, dated August 12, 2004, between Lennar and J.P. Morgan Trust Company, N.A., as trustee (relating to Lennar’s 5.50% Senior Notes due 2014)—Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-4, Registration No. 333-121130, filed with the Commission on December 10, 2004.

4.6		Indenture, dated April 28, 2005, between Lennar and J.P. Morgan Trust Company, N.A., as trustee (relating to Lennar’s 5.60% Senior Notes due 2015)—Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-4, Registration No. 333-127839, filed with the Commission on August 25, 2005.

4.7		Indenture, dated September 15, 2005, between Lennar and J.P. Morgan Trust Company, N.A., as trustee (relating to Lennar’s 5.125% Senior Notes due 2010)—Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-4, Registration No. 333-130923, filed with the Commission on January 9, 2006.

4.8		Indenture, dated April 26, 2006, between Lennar and J.P. Morgan Trust Company, N.A., as trustee (relating to Lennar’s 5.95% Senior Notes due 2011)—Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated April 26, 2006.

4.9		Indenture, dated April 26, 2006, between Lennar and J.P. Morgan Trust Company, N.A., as trustee (relating to Lennar’s 6.50% Senior Notes due 2016)—Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated April 26, 2006.

10.1	*	Amended and Restated Lennar Corporation 1997 Stock Option Plan—Incorporated by reference to Exhibit 10(a) of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1997.

10.2	*	Lennar Corporation 2000 Stock Option and Restricted Stock Plan—Incorporated by reference to Exhibit 10 of the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2001.

10.3	*	Lennar Corporation 2003 Stock Option and Restricted Stock Plan—Incorporated by reference to Annex VI of the Company’s Proxy Statement on Schedule 14A dated March 10, 2003.

10.4	*	Lennar Corporation 2007 Equity Incentive Plan—Incorporated by reference to Exhibit A of the Company’s Proxy Statement on Schedule 14A dated February 28, 2007.

10.5	*	Lennar Corporation 2007 Incentive Compensation Plan—Incorporated by reference to Exhibit B of the Company’s Proxy Statement on Schedule 14A dated February 28, 2007.

10.6	*	Lennar Corporation Employee Stock Ownership Plan and Trust—Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 2-89104.

10.7	*	Amendment dated December 13, 1989 to Lennar Corporation Employee Stock Ownership Plan—Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1990.

10.8	*	Lennar Corporation Employee Stock Ownership/401(k) Trust Agreement dated December 13, 1989—Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1990.

10.9	*	Amendment dated April 18, 1990 to Lennar Corporation Employee Stock Ownership/401(k) Plan—Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1990.

10.10	*	Lennar Corporation Nonqualified Deferred Compensation Plan—Incorporated by reference to Exhibit 10 of the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2002.

10.11		Credit Agreement dated July 21, 2006 among Lennar, the lenders named therein and JPMorgan Chase Bank, N.A., as Administrative Agent—Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated July 21, 2006.

10.12		First Amendment to Credit Agreement dated August 21, 2007 among Lennar, the lenders named therein and JPMorgan Chase Bank, N.A., as Administrative Agent—Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated August 21, 2007.

10.13		Second Amendment to Credit Agreement dated January 23, 2008 among Lennar, the lenders named therein and JPMorgan Chase Bank, N.A., as Administrative Agent—Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, dated January 23, 2008.

10.14		Amended and Restated Loan Agreement dated September 25, 2006 between UAMC Capital, LLC, the lenders named therein and Calyon New York Branch, as Administrative Agent—Incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2006.

10.15		First Omnibus Amendment dated as of June 29, 2007 to Amended and Restated Loan Agreement dated September 25, 2006 between UAMC Capital, LLC, the lenders named therein and Calyon New York Branch, as Administrative Agent—Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2007.

10.16		Second Omnibus Amendment dated as of August 20, 2007 to Amended and Restated Loan Agreement dated September 25, 2006 between UAMC Capital, LLC, the lenders named therein and Calyon New York Branch, as Administrative Agent—Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2007.

10.17		Third Omnibus Amendment and Waiver dated as of January 23, 2008 to Amended and Restated Loan Agreement dated September 25, 2006 between UAMC Capital, LLC, the lenders named therein and Calyon New York Branch, as Administrative Agent—Incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007.

10.18	*	Aircraft Time-Sharing Agreement, dated August 17, 2005, between U.S. Home Corporation and Stuart Miller—Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated August 17, 2005.

10.19	*	Amendment No. 1 to Aircraft Time-Sharing Agreement, dated September 1, 2005, between U.S. Home Corporation and Stuart Miller—Incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2005.

10.20		Third Amended and Restated Warehousing Credit and Security Agreement dated April 30, 2006, by and among, Universal American Mortgage Company, LLC, the other Borrowers named in the agreement, the Lender Parties named in the agreement and Residential Funding Corporation—Incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2006.

10.21		Master Issuing and Paying Agency Agreement, dated March 29, 2006, between Lennar Corporation and JPMorgan Chase Bank, N.A.—Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated March 29, 2006.

10.22		Contribution and Formation Agreement, dated as of December 28, 2006, by and among LandSource Communities Development, LLC, the Existing Members named in the agreement and MW Housing Partners III, L.P.—Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2007.

10.23	Membership Interest Purchase Agreement, dated as of November 30, 2007, by and among Lennar, Lennar Homes of California, Inc., the Sellers named in the agreement and MS Rialto Residential Holdings, LLC.—Incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007.

10.24	Fourth Omnibus Amendment, dated as of February 28, 2008 to Amended and Restated Loan Agreement dated September 25, 2006 between UAMC Capital, LLC, the lenders names therein and Calyon New York Branch, as Administrative Agent—Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2008.

10.25	Third Amendment to Credit Agreement, dated as of November 7, 2008 among Lennar, the lenders named therein and JPMorgan Chase Bank, N.A., as Administrative Agent—Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated November 13, 2008.

21	List of subsidiaries.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14a/15d-14(a) Certification of Stuart A. Miller.

31.2	Rule 13a-14a/15d-14(a) Certification of Bruce E. Gross.

32	Section 1350 Certifications of Stuart A. Miller and Bruce E. Gross.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LENNAR CORPORATION

/s/ STUART A. MILLER
Stuart A. Miller
President, Chief Executive Officer and Director
Date: January 26, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Principal Executive Officer:

Stuart A. Miller	/s/	STUART A. MILLER
President, Chief Executive Officer and Director	Date:	January 26, 2009

Principal Financial Officer:

Bruce E. Gross	/s/	BRUCE E. GROSS
Vice President and Chief Financial Officer	Date:	January 26, 2009

Principal Accounting Officer:

David M. Collins	/s/	DAVID M. COLLINS
Controller	Date:	January 26, 2009

Directors:

Irving Bolotin	/s/	IRVING BOLOTIN
	Date:	January 26, 2009

Steven L. Gerard	/s/	STEVEN L. GERARD
	Date:	January 26, 2009

Sherrill W. Hudson	/s/	SHERRILL W. HUDSON
	Date:	January 26, 2009

R. Kirk Landon	/s/	R. KIRK LANDON
	Date:	January 26, 2009

Sidney Lapidus	/s/	SIDNEY LAPIDUS
	Date:	January 26, 2009

Donna Shalala	/s/	DONNA SHALALA
	Date:	January 26, 2009

Jeffrey Sonnenfeld	/s/	JEFFREY SONNENFELD
	Date:	January 26, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Lennar Corporation

We have audited the consolidated financial statements of Lennar Corporation and subsidiaries (the “Company”) as of November 30, 2008 and 2007, and for each of the three years in the period ended November 30, 2008, and the Company’s internal control over financial reporting as of November 30, 2008, and have issued our reports thereon dated January 26, 2009; such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Miami, Florida

January 26, 2009

LENNAR CORPORATION AND SUBSIDIARIES

Schedule II—Valuation and Qualifying Accounts

Years Ended November 30, 2008, 2007 and 2006

Description	Beginning balance	Additions		Deductions	Ending balance
		Charged to costs and expenses	Charged to other accounts
	(In thousands)
Year ended November 30, 2008
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts and notes receivable	$18,750	17,584	—	(2,382)	33,952

Allowance for loan losses	$11,145	14,696	—	(5,457)	20,384

Allowance against net deferred tax assets	$—	730,836	—	—	730,836

Year ended November 30, 2007
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts and notes receivable	$3,782	18,260	—	(3,292)	18,750

Allowance for loan losses	$1,810	31,596	4,310	(26,571)	11,145

Year ended November 30, 2006
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts and notes receivable	$2,782	2,190	154	(1,344)	3,782

Allowance for loan losses	$1,180	2,390	158	(1,918)	1,810

Exhibit Index

Exhibit Number	Description

21	List of subsidiaries.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14a/15d-14(a) Certification of Stuart A. Miller.

31.2	Rule 13a-14a/15d-14(a) Certification of Bruce E. Gross.

32	Section 1350 Certifications of Stuart A. Miller and Bruce E. Gross.