Form 10-Q
period 2009-02-28
LENNAR CORP /NEW/
filed 2009-04-09
CIK 920760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Common stock outstanding as of March 31, 2009:

Class A	129,147,528
Class B	31,283,965

Part I. Financial Information

Item 1.	Financial Statements

Lennar Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

(unaudited)

	February 28, 2009	November 30, 2008
ASSETS
Homebuilding:
Cash and cash equivalents	$1,099,864	1,091,468
Restricted cash	7,682	8,828
Receivables, net	99,871	94,520
Income tax receivables	4,592	255,460
Inventories:
Finished homes and construction in progress	2,016,302	2,080,345
Land under development	1,847,067	1,741,407
Consolidated inventory not owned	638,373	678,338

Total inventories	4,501,742	4,500,090
Investments in unconsolidated entities	776,812	766,752
Other assets	94,274	99,802

	6,584,837	6,816,920
Financial services	585,274	607,978

Total assets	$7,170,111	7,424,898

LIABILITIES AND STOCKHOLDERS’ EQUITY

Homebuilding:
Accounts payable	$203,776	246,727
Liabilities related to consolidated inventory not owned	557,599	592,777
Senior notes and other debts payable	2,574,115	2,544,935
Other liabilities	778,926	834,873

	4,114,416	4,219,312
Financial services	424,048	416,833

Total liabilities	4,538,464	4,636,145

Minority interest	164,272	165,746
Stockholders’ equity:
Preferred stock	—	—
Class A common stock of $0.10 par value per share Authorized: February 28, 2009 and November 30, 2008 – 300,000 shares Issued: February 28, 2009 and November 30, 2008 – 140,503 shares	14,050	14,050
Class B common stock of $0.10 par value per share Authorized: February 28, 2009 and November 30, 2008 – 90,000 shares Issued: February 28, 2009 and November 30, 2008 – 32,964 shares	3,296	3,296
Additional paid-in capital	1,952,021	1,944,626
Retained earnings	1,110,818	1,273,159
Treasury stock, at cost; February 28, 2009 – 11,347 Class A common shares and 1,680 Class B common shares; November 30, 2008 – 11,229 Class A common shares and 1,680 Class B common shares	(612,810)	(612,124)

Total stockholders’ equity	2,467,375	2,623,007

Total liabilities and stockholders’ equity	$7,170,111	7,424,898

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended
	February 28, 2009	February 29, 2008
Revenues:
Homebuilding	$529,034	993,776
Financial services	64,029	69,137

Total revenues	593,063	1,062,913

Costs and expenses:
Homebuilding (1)	606,559	1,058,549
Financial services	63,537	78,829
Corporate general and administrative	28,031	34,822

Total costs and expenses	698,127	1,172,200

Equity in loss from unconsolidated entities (2)	(2,917)	(22,980)
Other income (expense), net (3)	(47,834)	(21,793)
Minority interest income (expense), net	1,734	(234)

Loss before (provision) benefit for income taxes	(154,081)	(154,294)
(Provision) benefit for income taxes (4)	(1,848)	66,078

Net loss	$(155,929)	(88,216)

Basic and diluted loss per share	$(0.98)	(0.56)

Cash dividends per each Class A and Class B common share	$0.04	0.16

(1)	Homebuilding costs and expenses include $51.2 million and $58.5 million, respectively, of valuation adjustments for the three months ended February 28, 2009 and February 29, 2008.
(2)	Equity in loss from unconsolidated entities includes $18.9 million of the Company’s share of SFAS 144 valuation adjustments related to assets of unconsolidated entities in which the Company has investments for the three months ended February 29, 2008.
(3)	Other income (expense), net includes $37.2 million and $29.6 million, respectively, of APB 18 valuation adjustments to the Company’s investments in unconsolidated entities for the three months ended February 28, 2009 and February 29, 2008.
(4)	(Provision) benefit for income taxes for the three months ended February 28, 2009 includes a valuation allowance of $57.7 million that the Company recorded against the entire amount of deferred tax assets generated as a result of its net loss during that period.

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended
	February 28, 2009	February 29, 2008
Cash flows from operating activities:
Net loss	$(155,929)	(88,216)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,329	9,888
Amortization of discount/premium on debt, net	721	644
Equity in loss from unconsolidated entities, including $18.9 million of the Company’s share of SFAS 144 valuation adjustments related to assets of unconsolidated entities in the three months ended February 29, 2008	2,917	22,980
Distributions of earnings from unconsolidated entities	982	6,277
Minority interest (income) expense, net	(1,734)	234
Share-based compensation expense	7,720	6,398
Tax provision from share-based awards	—	(805)
Deferred income tax benefit	—	(138,005)
Valuation adjustments and write-offs of option deposits and pre-acquisition costs	88,453	88,174
Changes in assets and liabilities:
(Increase) decrease in restricted cash	(7,546)	460
Decrease in receivables	218,473	1,009,048
Increase in inventories, excluding valuation adjustments and write-offs of option deposits and pre-acquisition costs	(31,376)	(39,242)
Decrease (increase) in other assets	4,862	(3,988)
Decrease in financial services loans held-for-sale	36,830	98,987
Decrease in accounts payable and other liabilities	(89,507)	(128,311)

Net cash provided by operating activities	80,195	844,523

Cash flows from investing activities:
Net disposals of operating properties and equipment	98	317
Contributions to unconsolidated entities	(61,639)	(172,133)
Distributions of capital from unconsolidated entities	2,036	43,762
Decrease in financial services loans held-for-investment	894	641
Purchases of investment securities	(72)	(55,026)
Proceeds from sales and maturities of investment securities	1,964	51,819

Net cash used in investing activities	(56,719)	(130,620)

Cash flows from financing activities:
Net borrowings (repayments) under financial services debt	4,554	(247,445)
Proceeds from other borrowings	14,030	408
Principal payments on other borrowings	(20,020)	(45,972)
Exercise of land option contracts from an unconsolidated land investment venture	(3,768)	(13,573)
Receipts related to minority interests	3,376	2,009
Payments related to minority interests	(2,866)	(2,539)
Common stock:
Issuances	—	224
Repurchases	(686)	(344)
Dividends	(6,412)	(25,725)

Net cash used in financing activities	(11,792)	(332,957)

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows — (Continued)

(In thousands)

(unaudited)

	Three Months Ended
	February 28, 2009	February 29, 2008
Net increase in cash and cash equivalents	$11,684	380,946
Cash and cash equivalents at beginning of period	1,203,422	795,194

Cash and cash equivalents at end of period	$1,215,106	1,176,140

Summary of cash and cash equivalents:
Homebuilding	$1,099,864	1,088,141
Financial services	115,242	87,999

	$1,215,106	1,176,140

Supplemental disclosures of non-cash investing and financing activities:
Non-cash contributions to unconsolidated entities	$239	16,362
Non-cash distributions from unconsolidated entities	$—	45,431
Purchases of inventories financed by sellers	$4,226	1,392

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

(1)	Basis of Presentation

Basis of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Lennar Corporation and all subsidiaries, partnerships and other entities in which Lennar Corporation has a controlling interest and variable interest entities (see Note 15) in which Lennar Corporation is deemed to be the primary beneficiary (the “Company”). The Company’s investments in both unconsolidated entities in which a significant, but less than controlling, interest is held and in variable interest entities in which the Company is not deemed to be the primary beneficiary, are accounted for by the equity method. All intercompany transactions and balances have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the November 30, 2008 consolidated financial statements in the Company’s Annual Report on Form 10-K for the year then ended. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the accompanying condensed consolidated financial statements have been made.

The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The condensed consolidated statement of operations for the three months ended February 28, 2009 is not necessarily indicative of the results to be expected for the full year.

Reclassification

Certain prior year amounts in the condensed consolidated financial statements have been reclassified to conform with the 2009 presentation. These reclassifications had no impact on the Company’s results of operations.

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

The Company’s operating segments are aggregated into reportable segments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures About Segments of an Enterprise and Related Information, (“SFAS 131”) based primarily upon similar economic characteristics, geography and product type. The Company’s reportable segments consist of:

(1)	Homebuilding East

(2)	Homebuilding Central

(3)	Homebuilding West

(4)	Homebuilding Houston

(5)	Financial Services

Information about homebuilding activities in states which are not economically similar to other states in the same geographic area is grouped under “Homebuilding Other,” which is not considered a reportable segment in accordance with SFAS 131.

Operations of the Company’s homebuilding segments primarily include the construction and sale of single-family attached and detached homes, and to a lesser extent, multi-level residential buildings, as well as the purchase, development and sale of residential land directly and through the Company’s unconsolidated entities. The Company’s reportable homebuilding segments, and all other homebuilding operations not required to be reported separately, have divisions located in:

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

Evaluation of segment performance is based primarily on operating earnings (loss) before (provision) benefit for income taxes. Operating earnings (loss) for the homebuilding segments consist of revenues generated from the sales of homes and land, equity in earnings (loss) from unconsolidated entities, other income (expense), net and minority interest income (expense), net, less the cost of homes and land sold and selling, general and administrative expenses. Homebuilding operating loss for the three months ended February 28, 2009 includes the following:

•

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS 144”) valuation adjustments to finished homes, construction in progress (“CIP”) and land on which the Company intends to build homes,

•	SFAS 144 valuation adjustments to land the Company intends to sell or has sold to third parties,

•	Write-offs of option deposits and pre-acquisition costs related to land under option that the Company does not intend to purchase, and

•

Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, (“APB 18”) valuation adjustments to the Company’s investments in unconsolidated entities, recorded in other income (expense), net.

Financial Services operating earnings (loss) consist of revenues generated from mortgage financing, title insurance, closing services, and other ancillary services (including high-speed Internet and cable television) less the cost of such services and certain selling, general and administrative expenses incurred by the Financial Services segment.

Each reportable segment follows the same accounting policies described in Note 1 – “Summary of Significant Accounting Policies” to the consolidated financial statements in the Company’s 2008 Annual Report on Form 10-K. Operational results of each segment are not necessarily indicative of the results that would have occurred had the segment been an independent, stand-alone entity during the periods presented.

Financial information relating to the Company’s operations was as follows:

(In thousands)	February 28, 2009	November 30, 2008
Assets:
Homebuilding East	$1,624,946	1,588,299
Homebuilding Central	738,264	774,412
Homebuilding West	2,021,801	2,022,787
Homebuilding Houston	272,115	267,628
Homebuilding Other	848,035	849,726
Financial Services	585,274	607,978
Corporate and unallocated	1,079,676	1,314,068

Total assets	$7,170,111	7,424,898

(In thousands)	Three Months Ended
	February 28, 2009	February 29, 2008
Revenues:
Homebuilding East	$180,698	312,019
Homebuilding Central	62,709	143,388
Homebuilding West	141,226	329,800
Homebuilding Houston	81,028	111,481
Homebuilding Other	63,373	97,088
Financial Services	64,029	69,137

Total revenues (1)	$593,063	1,062,913

Operating earnings (loss):
Homebuilding East	$(32,074)	(23,270)
Homebuilding Central	(26,602)	(17,358)
Homebuilding West	(58,945)	(64,240)
Homebuilding Houston	215	5,810
Homebuilding Other	(9,136)	(10,722)
Financial Services	492	(9,692)

Total operating loss	(126,050)	(119,472)
Corporate and unallocated	(28,031)	(34,822)

Loss before (provision) benefit for income taxes	$(154,081)	(154,294)

(1)	Total revenues are net of sales incentives of $107.9 million ($50,500 per home delivered) for the three months ended February 28, 2009, compared to $164.9 million ($48,000 per home delivered) for the three months ended February 29, 2008.

Valuation adjustments and write-offs relating to the Company’s operations were as follows:

(In thousands)	Three Months Ended
	February 28, 2009	February 29, 2008
SFAS 144 valuation adjustments to finished homes, CIP and land on which the Company intends to build homes:
East	$13,478	8,106
Central	8,081	1,667
West	18,398	9,920
Houston	146	112
Other	677	6,424

Total	40,780	26,229

SFAS 144 valuation adjustments to land the Company intends to sell or has sold to third parties:
East	139	1,372
Central	78	9,233
West	—	4,192
Houston	—	64
Other	—	594

Total	217	15,455

Write-offs of option deposits and pre-acquisition costs:
East	5,780	7,054
Central	82	4,079
West	515	3,364
Houston	721	265
Other	3,133	2,090

Total	10,231	16,852

Company’s share of SFAS 144 valuation adjustments related to assets of unconsolidated entities:
East	—	4,157
Central	—	158
West	—	14,025
Houston	—	—
Other	—	597

Total	—	18,937

APB 18 valuation adjustments to investments in unconsolidated entities:
East	2,566	937
Central	7,618	228
West	25,550	28,439
Houston	—	—
Other	1,491	34

Total	37,225	29,638

Total valuation adjustments and write-offs of option deposits and pre-acquisition costs	$88,453	107,111

During the first quarter of 2009, the housing market continued its downward trend. Despite historically low interest rates, there was low consumer confidence, rising unemployment and a growing number of foreclosures that continued to negatively impact new home sales in a majority of the Company’s markets. These challenging market conditions combined with restricted credit availability in the financial markets have resulted in an increase in the supply of new and existing homes for sale, as well as intensified competitive pressures to sell those homes. Sales pace continues to be depressed and has resulted in valuation adjustments and write-offs of option deposits and pre-acquisition costs related to land under development that the Company does not intend to purchase and higher than historical sales incentives.

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

Summarized condensed financial information on a combined 100% basis related to unconsolidated entities in which the Company has investments that are accounted for by the equity method was as follows:

Statements of Operations	Three Months Ended
(In thousands)	February 28, 2009	February 29, 2008
Revenues	$65,783	397,559
Costs and expenses	115,198	497,022

Net loss of unconsolidated entities	(49,415)	(99,463)

The Company’s share of net loss recognized (1)	$(2,917)	(22,980)

(1)	For the three months ended February 29, 2008, the Company’s share of net loss recognized from unconsolidated entities includes $18.9 million of the Company’s share of SFAS 144 valuation adjustments related to assets of unconsolidated entities in which the Company has investments.

Balance Sheets	February 28, 2009	November 30, 2008
(In thousands)
Assets:
Cash and cash equivalents	$103,950	135,081
Inventories	7,053,539	7,115,360
Other assets	408,985	541,984

	$7,566,474	7,792,425

Liabilities and equity:
Accounts payable and other liabilities	$959,485	1,042,002
Debt	3,978,419	4,062,058
Equity of:
The Company	776,812	766,752
Others	1,851,758	1,921,613

Total equity of unconsolidated entities	2,628,570	2,688,365

	$7,566,474	7,792,425

The Company’s equity in its unconsolidated entities	30%	29%

In fiscal 2007, the Company sold a portfolio of land consisting of approximately 11,000 homesites in 32 communities located throughout the country to a strategic land investment venture with Morgan Stanley Estate Fund II, L.P., an affiliate of Morgan Stanley & Co., Inc., in which the Company has a 20% ownership interest and 50% voting rights. Due to the Company’s continuing involvement, the transaction did not qualify as a sale by the Company under GAAP; thus, the inventory has remained on the Company’s consolidated balance sheet in consolidated inventory not owned. As of February 28, 2009 and November 30, 2008, the portfolio of land (including land development costs) of $545.9 million and $538.4 million, respectively, is reflected as inventory in the summarized condensed financial information related to unconsolidated entities in which the Company has investments.

In June 2008, LandSource Communities Development LLC, (“LandSource”), an unconsolidated entity in which the Company has a 16% ownership interest, and a number of its subsidiaries commenced proceedings under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The bankruptcy filing could result in LandSource losing some or all of the properties it owns and termination of the Company’s management agreement with LandSource, claims against the Company and a substantial reduction (or total elimination) of the Company’s 16% ownership interest in LandSource, which had a carrying value of zero at February 28, 2009. Subsequent to February 28, 2009, the Company submitted a non-binding proposal to acquire an interest in LandSource and to purchase certain of LandSource’s assets. Additionally, any outstanding claims between LandSource and the Company would be settled.

The consolidated assets and liabilities of LandSource were $1.7 billion and $1.8 billion, respectively, at February 28, 2009. At November 30, 2008, the consolidated assets and liabilities of LandSource were both $1.8 billion. These amounts represent the carrying amounts and have not been adjusted for the previously disclosed LandSource bankruptcy.

The unconsolidated entities in which the Company has investments usually finance their activities with a combination of partner equity and debt financing. In some instances, the Company and its partners have guaranteed debt of certain unconsolidated entities.

The summary of the Company’s net recourse exposure related to the unconsolidated entities in which the Company has investments was as follows:

(In thousands)	February 28, 2009	November 30, 2008
Several recourse debt – repayment	$74,840	78,547
Several recourse debt – maintenance	144,439	167,941
Joint and several recourse debt – repayment	151,047	138,169
Joint and several recourse debt – maintenance	94,709	123,051
Land seller debt and other debt recourse exposure	8,920	12,170

The Company’s maximum recourse exposure	473,955	519,878
Less: joint and several reimbursement agreements with the Company’s partners	(122,413)	(127,428)

The Company’s net recourse exposure	$351,542	392,450

During the three months ended February 28, 2009, the Company reduced its maximum recourse exposure related to unconsolidated entities by $45.9 million, of which $18.8 million was paid by the Company and $27.1 million related to the joint ventures selling inventory, dissolutions of joint ventures and renegotiation of joint venture debt agreements. In addition, during the three months ended February 28, 2009, the Company recorded a $23.7 million obligation for guarantees related to debt of certain of its unconsolidated entities. The $23.7 million is recorded as a liability as of February 28, 2009.

The Company’s Credit Facility requires the Company to effect quarterly reductions of its maximum recourse exposure related to joint ventures in which it has investments by a total of $200 million by November 30, 2009, of which the Company has already reduced it by $164.4 million. The Company must also effect quarterly reductions during its 2010 fiscal year totaling $180 million and during the first six months of its 2011 fiscal year totaling $80 million. By May 31, 2011, the Company’s maximum recourse exposure related to joint ventures in which it has investments cannot exceed $275 million (see Note 9).

If the joint ventures are unable to reduce their debt, where there is recourse to the Company, through the sale of inventory or other means, then the Company and its partners may be required to contribute capital to the joint ventures.

The recourse debt exposure in the table above represents the Company’s maximum recourse exposure to loss from guarantees and does not take into account the underlying value of the collateral or the other assets of the borrowers that are available to repay the debt or to reimburse the Company for any payments on its guarantees. The Company’s unconsolidated entities that have recourse debt have a significant amount of assets and equity. The summarized balance sheets of the Company’s unconsolidated entities with recourse debt were as follows:

(In thousands)	February 28, 2009	November 30, 2008
Assets	$2,244,818	2,846,819
Liabilities	1,244,814	1,565,148
Equity	1,000,004	1,281,671

In addition, in most instances in which the Company has guaranteed debt of an unconsolidated entity, the Company’s partners have also guaranteed that debt and are required to contribute their share of the guarantee payment. Some of the Company’s guarantees are repayment and maintenance guarantees. In a repayment guarantee, the Company and its venture partners guarantee repayment of a portion or all of the debt in the event of a default before the lender would have to exercise its rights against the collateral. In the event of default, if the Company’s venture partner does not have adequate financial resources to meet its obligations under the reimbursement agreement, the Company may be liable for more than its proportionate share, up to its maximum recourse exposure, which is the full amount covered by the joint and several guarantee. The maintenance guarantees only apply if the value of the collateral (generally land and improvements) is less than a specified percentage of the loan balance. If the Company is required to make a payment under a maintenance guarantee to bring the value of the collateral above the specified percentage of the loan balance, the payment would constitute a capital contribution or loan to the unconsolidated entity and increase the Company’s share of any funds the unconsolidated entity distributes.

In many of the loans to unconsolidated entities, the Company and its joint venture partners (or entities related to them) have been required to give guarantees of completion to the lenders. Those completion guarantees may require that the guarantors complete the construction of the improvements for which the financing was obtained. If the construction is to be done in phases, very often the guarantee is to complete only the phases as to which construction has already commenced and for which loan proceeds were used. Under many of the completion guarantees, the guarantors are permitted, under certain circumstances, to use undisbursed loan proceeds to satisfy the completion obligations, and in many of those cases, the guarantors pay interest only on those funds, with no repayment of the principal of such funds required. During the three months ended February 28, 2009, the Company made payments of $5.6 million under completion guarantees.

During the three months ended February 28, 2009, amounts paid under the Company’s repayment guarantees were $18.8 million. During the three months ended February 28, 2009, there were no payments under the Company’s maintenance guarantees. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 45, Guarantor’s Accounting and Disclosure for Guarantees, Including Indirect Guarantees of Indebtedness of Others, as of February 28, 2009, the fair values of the maintenance guarantees, repayment guarantees and completion guarantees were not material. The Company believes that as of February 28, 2009, in the event it becomes legally obligated to perform under a guarantee of the obligation of an unconsolidated entity due to a triggering event under a guarantee, most of the time the collateral should be sufficient to repay at least a significant portion of the obligation or the Company and its partners would contribute additional capital into the venture.

In certain instances, the Company has placed performance letters of credit and surety bonds with municipalities for its joint ventures (see Note 9).

The total debt of the unconsolidated entities in which the Company has investments was as follows:

(In thousands)	February 28, 2009	November 30, 2008
The Company’s net recourse exposure	$351,542	392,450
Reimbursement agreements from partners	122,413	127,428

The Company’s maximum recourse exposure	$473,955	519,878

Partner several recourse	$243,366	285,519
Non-recourse land seller debt and other debt	84,660	90,519
Non-recourse bank debt with completion guarantees – excluding LandSource	784,779	820,435
Non-recourse bank debt without completion guarantees – excluding LandSource	1,040,494	994,580
Non-recourse bank debt without completion guarantees – LandSource	1,351,165	1,351,127

Non-recourse debt to the Company	3,504,464	3,542,180

Total debt	$3,978,419	4,062,058

The Company’s maximum recourse exposure as a % of total JV debt	12%	13%

(4)	Income Taxes

FIN 48

At both February 28, 2009 and November 30, 2008, the Company had $100.2 million of gross unrecognized tax benefits. Although the Company has not recognized these benefits, $25.4 million would affect the Company’s effective tax rate, if the Company were to recognize these tax benefits.

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

At February 28, 2009, the Company had $35.3 million accrued for interest and penalties, of which $1.8 million was recorded during the three months ended February 28, 2009 in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, (“FIN 48”). At November 30, 2008, the Company had $33.5 million accrued for interest and penalties.

The IRS is currently examining the Company’s federal income tax returns for fiscal years 2005 through 2008, and certain state taxing authorities are examining various fiscal years. The final outcome of these examinations is not yet determinable. The statute of limitations for the Company’s major tax jurisdictions remains open for examination for fiscal years 2002 through 2008.

Deferred Tax Assets

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

During fiscal 2008, the Company established a full valuation allowance against its deferred tax assets totaling $730.8 million. Based upon an evaluation of all available evidence, during the first quarter of fiscal 2009, the Company recorded an additional valuation allowance of $57.7 million against the entire amount of deferred tax assets generated as a result of its net loss during that period. The Company’s cumulative loss position over the evaluation period and the current uncertain and volatile market conditions were significant evidence supporting the need for a valuation allowance. As a result, as of February 28, 2009, the Company’s deferred tax assets valuation allowance was $788.5 million. In future periods, the allowance could be reduced based on sufficient evidence indicating that it is more likely than not that a portion or all of the Company’s deferred tax assets will be realized.

(5)	Loss Per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. As a result of the Company’s net loss during the three months ended February 28, 2009 and February 29, 2008, the weighted average number of shares of common stock used for calculating basic and diluted loss per share are the same because the inclusion of securities or other contracts to issue common stock would be anti-dilutive. Basic and diluted loss per share were calculated as follows:

(In thousands, except per share amounts)	Three Months Ended
	February 28, 2009	February 29, 2008
Numerator for basic and diluted loss per share – net loss	$(155,929)	(88,216)
Denominator for basic and diluted loss per share – weighted average shares	158,621	158,204

Basic and diluted loss per share	$(0.98)	(0.56)

Options to purchase 8.0 million and 5.5 million shares, respectively, of Class A and Class B common stock in total were outstanding and anti-dilutive for the three months ended February 28, 2009 and February 29, 2008.

(6)	Financial Services Segment

The assets and liabilities related to the Financial Services segment were as follows:

(In thousands)	February 28, 2009	November 30, 2008
Assets:
Cash and cash equivalents	$115,242	111,954
Restricted cash	30,669	21,977
Receivables, net (1)	167,514	133,641
Loans held-for-sale (2)	151,942	190,056
Loans held-for-investment, net	30,717	58,339
Investments held-to-maturity	17,354	19,139
Goodwill	34,046	34,046
Other (3)	37,790	38,826

	$585,274	607,978

Liabilities:
Notes and other debts payable	$230,337	225,783
Other (4)	193,711	191,050

	$424,048	416,833

(1)	Receivables, net primarily related to loans sold to investors for which the Company had not yet been paid as of February 28, 2009 and November 30, 2008, respectively.
(2)	Loans held-for-sale relate to unsold loans as of February 28, 2009 and November 30, 2008, respectively, carried at fair value.
(3)	Other assets include mortgage loan commitments of $2.1 million and $4.4 million, respectively, as of February 28, 2009 and November 30, 2008, carried at fair value. Other assets also include forward contracts of $2.1 million as of February 28, 2009, carried at fair value.
(4)	Other liabilities include forward contracts of $6.5 million as of November 30, 2008, carried at fair value.

At February 28, 2009, the Financial Services segment had a $125 million syndicated warehouse repurchase facility that matured in April 2009, which was subsequently reduced to $75 million as part of a 30-day extension until May 2009, and a warehouse repurchase facility, which matures in June 2009 ($150 million). The Financial Services segment uses these facilities to finance its lending activities until the mortgage loans are sold to investors and expects both facilities to be renewed or replaced with other facilities when they mature. If the facilities are not renewed, the borrowings under the lines of credit will be paid off by selling the mortgage loans held-for-sale to investors and by collecting on receivables on loans sold but not yet paid. Without the facilities, the Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities. Borrowings under the lines of credit were $180.3 million and $209.5 million, respectively, at February 28, 2009 and November 30, 2008 and were collateralized by mortgage loans and receivables on loans sold but not yet paid by investors with outstanding principal balances of $289.8 million and $286.7 million, respectively, at February 28, 2009 and November 30, 2008.

At February 28, 2009, the Financial Services segment also had an on going 60-day committed repurchase facility for $75 million. As of February 28, 2009 and November 30, 2008, the Financial Services segment had advances under this facility totaling $49.8 million and $5.2 million, respectively. At November 30, 2008, the Financial Services segment had advances under a different conduit funding agreement totaling $10.8 million, which was collateralized by mortgage loans.

(7)	Cash and Cash Equivalents

Cash and cash equivalents as of February 28, 2009 and November 30, 2008 included $5.3 million and $9.8 million, respectively, of cash held in escrow for approximately three days.

(8)	Restricted Cash

Restricted cash consists of customer deposits on home sales held in restricted accounts until title transfers to the homebuyer, as required by the state and local governments in which the homes were sold.

(9)	Senior Notes and Other Debts Payable

(Dollars in thousands)	February 28, 2009	November 30, 2008
7 5/8% senior notes due 2009	$281,477	280,976
5.125% senior notes due 2010	299,877	299,877
5.95% senior notes due 2011	249,667	249,615
5.95% senior notes due 2013	346,851	346,851
5.50% senior notes due 2014	248,088	248,088
5.60% senior notes due 2015	501,522	501,618
6.50% senior notes due 2016	249,746	249,733
Mortgage notes on land and other debt	396,887	368,177

	$2,574,115	2,544,935

The Company’s senior unsecured revolving credit facility (the “Credit Facility”) consists of a $1.1 billion revolving credit facility that matures in July 2011. As of February 28, 2009, the Company is required to use its cash in excess of $750 million, amounting to $350 million, before borrowing under the Credit Facility. The Company’s borrowing availability as of February 28, 2009, subsequent to the required $350 million usage of cash, was $185 million. The $185 million borrowing availability could be increased if the $350 million is used to purchase qualified borrowing base assets as defined in the Credit Facility agreement.

The Credit Facility is guaranteed by substantially all of the Company’s subsidiaries. Interest rates on outstanding borrowings are LIBOR-based, with margins determined based on changes in the Company’s credit ratings, or an alternate base rate, as described in the Credit Facility agreement. At both February 28, 2009 and November 30, 2008, the Company had no outstanding balance under the Credit Facility. However, at February 28, 2009 and November 30, 2008, $234.7 million and $275.2 million, respectively, of the Company’s total letters of credit outstanding discussed below, were collateralized against certain borrowings available under the Credit Facility.

The Company’s performance letters of credit outstanding were $145.3 million and $167.5 million, respectively, at February 28, 2009 and November 30, 2008. The Company’s financial letters of credit outstanding were $246.6 million and $278.5 million, respectively, at February 28, 2009 and November 30, 2008. Performance letters of credit are generally posted with regulatory bodies to guarantee the Company’s performance of certain development and construction activities, and financial letters of credit are generally posted in lieu of cash deposits on option contracts. Additionally, at February 28, 2009, the Company had outstanding performance and surety bonds related to site improvements at various projects (including certain projects of the Company’s joint ventures) of $978.1 million. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all development and construction activities are completed. As of February 28, 2009, there were approximately $389.2 million, or 40%, of costs to complete related to these site improvements. The Company does not presently anticipate any draws upon these bonds, but if such draws occur, the Company does not believe they would have a material effect on its financial position, results of operations or cash flows.

At February 28, 2009, the Company believes it was in compliance with its debt covenants. Under the Credit Facility, the Company is required to maintain a leverage ratio of less than or equal to 55% at the end of each fiscal quarter during the Company’s 2009 fiscal year and a leverage ratio of less than or equal to 52.5% for its 2010 fiscal year and through the maturity of the Company’s credit facility in 2011. If the Company’s adjusted consolidated tangible net worth, as calculated per the Credit Facility agreement, falls below $1.6 billion, the Company’s Credit Facility would be reduced from $1.1 billion to $0.9 billion. In no event can the Company’s adjusted consolidated tangible net worth, as calculated per the Credit Facility agreement, be less than $1.3 billion. As of February 28, 2009, the Company’s adjusted consolidated tangible net worth and leverage ratio, as calculated per the Credit Facility agreement (which involve adjustments to GAAP financial measures, as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations) were $2.1 billion and 50%, respectively.

In addition to other requirements, the Credit Facility requires the Company to effect quarterly reductions of its maximum recourse exposure related to joint ventures in which the Company has investments by a total of $200 million by November 30, 2009, of which the Company has already reduced it by $164.4 million. The Company must also effect quarterly reductions during its 2010 fiscal year totaling $180 million and during the first six months of its 2011 fiscal year totaling $80 million. By May 31, 2011, the Company’s maximum recourse exposure related to joint ventures in which it has investments cannot exceed $275 million.

If the joint ventures are unable to reduce their debt, where there is recourse to the Company, through the sale of inventory or other means, then the Company and its partners may be required to contribute capital to the joint ventures.

In March 2009, the Company paid in full, at maturity, its $281 million 7  5/8% senior notes due in 2009 for 100% of the outstanding principal amount, plus accrued and unpaid interest as of the maturity date.

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

(In thousands)	Three Months Ended
	February 28, 2009	February 29, 2008
Warranty reserve, beginning of period	$129,449	164,841
Warranties issued during the period	5,393	10,363
Adjustments to pre-existing warranties from changes in estimates	19,074	3,639
Payments	(14,220)	(25,901)

Warranty reserve, end of period	$139,696	152,942

Adjustments to pre-existing warranties from changes in estimates for the three months ended February 28, 2009 primarily include an adjustment for warranty issues related to drywall purchased from China by various of the Company’s subcontractors that was identified during the quarter as being defective. The defective Chinese drywall was installed in certain of the homes the Company delivered primarily during its 2005 and 2006 fiscal years. The Company is currently engaged in the process of inspecting and identifying homes it delivered during its 2005 and 2006 fiscal years, in order to determine whether there are additional homes, not yet inspected, with defective Chinese drywall. The outcome of these inspections may require the Company to increase its warranty reserve in the future.

(11)	Stockholders’ Equity

In June 2001, the Company’s Board of Directors authorized a stock repurchase program to permit the purchase of up to 20 million shares of the Company’s outstanding common stock. There were no share repurchases during the three months ended February 28, 2009. As of February 28, 2009, 6.2 million shares of common stock can be repurchased in the future under the program. Treasury stock increased by 0.1 million common shares during the three months ended February 28, 2009 in connection with activity related to the Company’s equity compensation plans and forfeitures of restricted stock.

(12)	Share-Based Payment

During the three months ended February 28, 2009 and February 29, 2008, compensation expense related to the Company’s share-based payment awards was $7.7 million and $6.4 million, respectively, of which $3.0 million and $3.4 million, respectively, related to stock options and $4.7 million and $3.0 million, respectively, related to awards of restricted common stock (“nonvested shares”). During the three months ended February 28, 2009, the Company did not grant any stock options or nonvested shares. During the three months ended February 29, 2008, the Company granted 1.1 million nonvested shares.

(13)	Comprehensive Loss

Comprehensive loss represents changes in stockholders’ equity from non-owner sources. The components of comprehensive loss were as follows:

(In thousands)	Three Months Ended
	February 28, 2009	February 29, 2008
Net loss	$(155,929)	(88,216)
Unrealized loss on Company’s portion of unconsolidated entity’s interest rate swap liability, net of tax	—	(1,599)

Comprehensive loss	$(155,929)	(89,815)

(14)	Fair Value Disclosures

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

The Company’s financial instruments measured at fair value on a recurring basis are all within the Company’s Financial Services segment and are summarized below:

Financial Instruments	Fair Value Hierarchy	Fair Value at February 28, 2009
(Dollars in thousands)
Loans held-for-sale (1)	Level 2	$151,942
Mortgage loan commitments	Level 2	2,100
Forward contracts	Level 2	2,076

(1)	The aggregate fair value of loans held-for-sale of $151.9 million exceeds its aggregate principal balance of $150.5 million by $1.4 million.

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“SFAS 159”) permits entities to measure various financial instruments and certain other items at fair value on a contract-by-contract basis. The Company elected the fair value option for its loans held-for-sale for mortgage loans originated subsequent to February 29, 2008, and as a result, the Company’s loans held-for-sale as of February 28, 2009 are carried at fair value. Management believes carrying loans held-for-sale at fair value improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions. In addition, the Company also applies Staff Accounting Bulletin (“SAB”) No. 109, Written Loan Commitments Recorded at Fair Value through Earnings, (“SAB 109”) to its rights to service a mortgage loan and recognizes revenue upon entering into an interest rate lock loan commitment with a borrower. The fair value of these servicing rights is included in the Company’s loans held-for-sale balance as of February 28, 2009. Fair value of the servicing rights is determined based on quoted market prices, where available, or the prices for other mortgage whole loans with similar characteristics.

The Company’s assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded valuation adjustments and write-offs during the current period. The assets measured at fair value on a nonrecurring basis are all within its Homebuilding operations and are summarized below:

Non-financial Assets	Fair Value Hierarchy	Fair Value at February 28, 2009	Total Losses (1)
(Dollars in thousands)
Finished homes and construction in progress (2)	Level 3	$110,140	(40,465)
Land under development (3)	Level 3	—	(532)
Investments in unconsolidated entities (4)	Level 3	(23,730)	(37,225)

(1)	Represents total losses recorded during the three months ended February 28, 2009.
(2)	In accordance with SFAS 144, finished homes and construction in progress with a carrying value of $150.6 million were written down to their fair value of $110.1 million, resulting in an impairment charge of $40.5 million, which was included in homebuilding costs and expenses in the Company’s statement of operations for three months ended February 28, 2009.
(3)	In accordance with SFAS 144, land under development with a carrying value of $0.4 million was written down to their fair value of zero. In addition, during the three months ended February 28, 2009 land with a carrying value of $1.0 million was sold for $0.9 million. This resulted in total impairment charges for land under development of $0.5 million, which was included in homebuilding costs and expenses in the Company’s statement of operations for the three months ended February 28, 2009.
(4)	In accordance with APB 18, investments in unconsolidated entities with an aggregate carrying value of $13.5 million were written down to their fair value of ($23.7) million, which represents the Company’s obligation for guarantees related to debt of certain unconsolidated entities recorded as a liability as of February 28, 2009. The impairment charge of $37.2 million was included in other income (expense), net in the Company’s statement of operations for the three months ended February 28, 2009.

Finished homes and construction in progress and land under development are included within inventories. Inventories are stated at cost unless the inventory within a community is determined to be impaired, in which case the impaired inventory is written down to fair value. The Company reviews its inventory for impairment on a community by community basis during each reporting period by evaluating all of its communities. The inventory within each community is categorized as finished homes and construction in progress and land under development based on the development stage of the community. There were 462 and 630 active communities as of February 28, 2009 and February 29, 2008, respectively, each of which was reviewed for impairment. SFAS 144 requires that if the undiscounted cash flows expected to be generated by an asset are less than its carrying amount, an impairment charge should be recorded to write-down the carrying amount of such asset to its fair value.

The Company estimates the fair value of its communities using a discounted cash flow model. In determining the projected cash flows of a community, the Company primarily uses estimates related to market supply and demand, product type by community, homesite sizes, sales pace, sales prices, sales incentives, construction costs, sales and marketing expenses, the local economy, competitive conditions, labor costs, costs of materials and other factors for that particular community. Every homebuilding division evaluates the historical performance of each of its communities and the current trends in the market and economy impacting the community and its surrounding areas. These trends are analyzed for each of the estimates listed above. For example, since the start of the downturn, the Company has reduced its construction costs in many communities, and this reduction in construction costs, in addition to changes in product type, has impacted future estimated cash flows. Using all the trend information available, the division provides its best estimate of projected cash flows for each community. While many of the estimates are calculated based on trends, all estimates are subjective and change from market to market and from community to community as market and economic conditions change. The determination of fair value also requires discounting the estimated cash flows at a rate the Company determines to be commensurate with the inherent risks associated with the assets and related estimated cash flow streams. The discount rate used in determining each asset’s fair value depends on the community’s projected life and development stage. The Company generally uses a discount rate of approximately 20% depending on the perceived risks associated with a community’s cash flow streams relative to its inventory.

The Company evaluates its investments in unconsolidated entities for impairment during each reporting period in accordance with APB 18. A series of operating losses of an investee or other factors including age of venture, intent and ability for the Company to retain its investment in the entity, financial condition and long-term prospects of the entity and relationships with the other partners and banks, may indicate that a decrease in the value of the Company’s investment in the unconsolidated entity has occurred which is other-than-temporary. The amount of impairment recognized is the excess of the investment’s carrying amount over its estimated fair value. If the Company determines that its investment in the unconsolidated entity, or a portion of this investment could not be recovered through disposition, the Company includes these losses in other income (expense), net. The evaluation of the Company’s investment in an unconsolidated entity includes two critical assumptions: (1) projected future distributions from the unconsolidated entity and (2) discount rates applied to the future distributions. Inventory of the Company’s unconsolidated entities is also reviewed for potential impairment in accordance with SFAS 144. The unconsolidated entities generally use a discount rate of approximately 20% in their SFAS 144 reviews for impairment, subject to the perceived risks associated with the community’s cash flow stream relative to its inventory. If a valuation adjustment is recorded by an unconsolidated entity in accordance with SFAS 144, the Company’s proportionate share is reflected in the Company’s equity in loss from unconsolidated entities with a corresponding decrease to its investments in unconsolidated entities.

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

Unconsolidated Entities

At February 28, 2009, the Company had investments in and advances to unconsolidated entities established to acquire and develop land for sale to the Company in connection with its homebuilding operations, for sale to third parties or for the construction of homes for sale to third-party homebuyers. The Company evaluated all agreements under FIN 46R during the three months ended February 28, 2009 that were entered into or had reconsideration events, and as a result it consolidated entities that at February 28, 2009 had total combined assets and liabilities of $0.1 million and $0.6 million, respectively.

At February 28, 2009 and November 30, 2008, the Company’s recorded investment in unconsolidated entities was $776.8 million and $766.8 million, respectively. The Company’s estimated maximum exposure to loss with regard to unconsolidated entities is primarily its recorded investments in these entities and the exposure under the guarantees discussed in Note 3.

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

When the Company does not intend to exercise an option, it writes off any unapplied deposit and pre-acquisition costs associated with the option contract. For the three months ended February 28, 2009 and February 29, 2008, the Company wrote-off $10.2 million and $16.9 million, respectively, of option deposits and pre-acquisition costs related to land under option that it does not intend to purchase.

The table below indicates the number of homesites owned and homesites to which the Company had access through option contracts with third parties (“optioned”) or unconsolidated joint ventures in which the Company has investments (“JVs”) (i.e., controlled homesites) at February 28, 2009 and February 29, 2008:

	Controlled Homesites			Owned Homesites	Total Homesites
February 28, 2009	Optioned	JVs	Total
East	7,716	3,690	11,406	25,199	36,605
Central	1,496	4,961	6,457	14,926	21,383
West	43	11,858	11,901	18,995	30,896
Houston	992	2,325	3,317	7,068	10,385
Other	502	677	1,179	7,979	9,158

Total homesites	10,749	23,511	34,260	74,167	108,427

	Controlled Homesites			Owned Homesites	Total Homesites
February 29, 2008	Optioned	JVs	Total
East	14,424	10,876	25,300	26,298	51,598
Central	2,327	9,103	11,430	13,910	25,340
West	1,296	27,781	29,077	15,580	44,657
Houston	2,070	3,685	5,755	7,329	13,084
Other	814	788	1,602	8,646	10,248

Total homesites	20,931	52,233	73,164	71,763	144,927

The Company evaluated all option contracts for land when entered into or upon a reconsideration event to determine whether it is the primary beneficiary of certain of these option contracts. Although the Company does not have legal title to the optioned land, under FIN 46R, the Company, if it is deemed to be the primary beneficiary, is required to consolidate the land under option at the purchase price of the optioned land. During the three months ended February 28, 2009, the effect of consolidation of these option contracts was an increase of $2.7 million to consolidated inventory not owned with a corresponding increase to liabilities related to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of February 28, 2009. This increase was offset by the Company exercising its options to acquire land under certain contracts previously consolidated resulting in a net decrease in consolidated inventory not owned of $40.0 million for the three months ended February 28, 2009. To reflect the purchase price of the inventory consolidated under FIN 46R, the Company reclassified an immaterial amount of related option deposits from land under development to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of February 28, 2009. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and the Company’s cash deposits.

The Company’s exposure to loss related to its option contracts with third parties and unconsolidated entities consisted of its non-refundable option deposits and pre-acquisition costs totaling $184.5 million and $191.2 million, respectively, at February 28, 2009 and November 30, 2008. Additionally, the Company had posted $69.1 million and $89.5 million, respectively, of letters of credit in lieu of cash deposits under certain option contracts as of February 28, 2009 and November 30, 2008.

(16)	New Accounting Pronouncements

In September 2006, the FASB issued SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 was effective for the Company’s financial assets and liabilities on December 1, 2007. The FASB deferred the provisions of SFAS 157 relating to nonfinancial assets and liabilities until the Company’s fiscal year beginning December 1, 2008. SFAS 157 did not materially affect how the Company determines fair value, but has resulted in certain additional disclosures (see Note 14).

In December 2008, the FASB issued FASB Staff Position (“FSP”) FAS 140-4 and FIN 46(R)-8, Disclosure by Public Entities (Enterprises) About Transfers of Financial Assets and Interests in Variable Interest Entities. The purpose of this FSP is to promptly improve disclosures by public companies until the pending amendments to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, (“SFAS 140”), and FIN 46R by requiring public companies to provide additional disclosures regarding their involvement about the transferor’s continuing involvement with transferred financial assets. It also amends FIN 46R by requiring public companies to provide additional disclosures regarding their involvement with variable interest entities. This FSP was effective for the Company’s fiscal year beginning December 1, 2008. The FSP did not have a material effect on the Company’s condensed consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133, (“SFAS 161”). SFAS 161 expands the disclosure requirements in SFAS 133 regarding an entity’s derivative instruments and hedging activities. SFAS 161 was effective for the Company’s fiscal year beginning December 1, 2008. The adoption of SFAS 161 did not have a material effect on the Company’s condensed consolidated financial statements.

(17)	Supplemental Financial Information

The Company’s obligations to pay principal, premium, if any, and interest under its Credit Facility, 7  5/8% senior notes due 2009, 5.125% senior notes due 2010, 5.95% senior notes due 2011, 5.95% senior notes due 2013, 5.50% senior notes due 2014, 5.60% senior notes due 2015 and 6.50% senior notes due 2016 are guaranteed by substantially all of the Company’s subsidiaries. The guarantees are full and unconditional and the guarantor subsidiaries are 100% directly or indirectly owned by Lennar Corporation. The guarantees are joint and several, subject to limitations as to each guarantor designed to eliminate constructive fraudulent conveyance concerns. The Company has determined that separate, full financial statements of the guarantors would not be material to investors and, accordingly, supplemental financial information for the guarantors is presented as follows:

Condensed Consolidating Balance Sheet

February 28, 2009

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Homebuilding:
Cash and cash equivalents, restricted cash, receivables, net and income tax receivables	$1,032,069	167,065	12,875	—	1,212,009
Inventories	—	3,967,733	534,009	—	4,501,742
Investments in unconsolidated entities	—	760,733	16,079	—	776,812
Other assets	29,091	59,544	5,639	—	94,274
Investments in subsidiaries	4,156,569	522,063	—	(4,678,632)	—

	5,217,729	5,477,138	568,602	(4,678,632)	6,584,837
Financial services	—	157,092	428,182	—	585,274

Total assets	$5,217,729	5,634,230	996,784	(4,678,632)	7,170,111

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable and other liabilities	$238,798	718,534	25,370	—	982,702
Liabilities related to consolidated inventory not owned	—	557,599	—	—	557,599
Senior notes and other debts payable	2,177,228	167,340	229,547	—	2,574,115
Intercompany	334,328	(30,006)	(304,322)	—	—

	2,750,354	1,413,467	(49,405)	—	4,114,416
Financial services	—	64,194	359,854	—	424,048

Total liabilities	2,750,354	1,477,661	310,449	—	4,538,464
Minority interest	—	—	164,272	—	164,272
Stockholders’ equity	2,467,375	4,156,569	522,063	(4,678,632)	2,467,375

Total liabilities and stockholders’ equity	$5,217,729	5,634,230	996,784	(4,678,632)	7,170,111

(17)	Supplemental Financial Information – (Continued)

Condensed Consolidating Balance Sheet

November 30, 2008

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Homebuilding:
Cash and cash equivalents, restricted cash, receivables, net and income tax receivables	$1,263,623	165,060	21,593	—	1,450,276
Inventories	—	3,975,084	525,006	—	4,500,090
Investments in unconsolidated entities	—	751,613	15,139	—	766,752
Other assets	30,420	64,515	4,867	—	99,802
Investments in subsidiaries	4,314,255	635,413	—	(4,949,668)	—

	5,608,298	5,591,685	566,605	(4,949,668)	6,816,920
Financial services	—	8,332	599,646	—	607,978

Total assets	$5,608,298	5,600,017	1,166,251	(4,949,668)	7,424,898

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable and other liabilities	$269,457	700,411	111,732	—	1,081,600
Liabilities related to consolidated inventory not owned	—	592,777	—	—	592,777
Senior notes and other debts payable	2,176,758	130,126	238,051	—	2,544,935
Intercompany	539,076	(140,463)	(398,613)	—	—

	2,985,291	1,282,851	(48,830)	—	4,219,312
Financial services	—	2,911	413,922	—	416,833

Total liabilities	2,985,291	1,285,762	365,092	—	4,636,145
Minority interest	—	—	165,746	—	165,746
Stockholders’ equity	2,623,007	4,314,255	635,413	(4,949,668)	2,623,007

Total liabilities and stockholders’ equity	$5,608,298	5,600,017	1,166,251	(4,949,668)	7,424,898

(17)	Supplemental Financial Information – (Continued)

Condensed Consolidating Statement of Operations

Three Months Ended February 28, 2009

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Homebuilding	$—	518,623	10,411	—	529,034
Financial services	—	34,786	44,772	(15,529)	64,029

Total revenues	—	553,409	55,183	(15,529)	593,063

Costs and expenses:
Homebuilding	—	605,202	14,480	(13,123)	606,559
Financial services	—	31,423	33,119	(1,005)	63,537
Corporate general and administrative	26,283	—	—	1,748	28,031

Total costs and expenses	26,283	636,625	47,599	(12,380)	698,127

Equity in loss from unconsolidated entities	—	(2,917)	—	—	(2,917)
Other income (expense), net	(2,985)	(47,998)	—	3,149	(47,834)
Minority interest income, net	—	—	1,734	—	1,734

Loss before (provision) benefit for income taxes	(29,268)	(134,131)	9,318	—	(154,081)
(Provision) benefit for income taxes	3,140	(1,610)	(3,378)	—	(1,848)
Equity in (loss) earnings from subsidiaries	(129,801)	5,940	—	123,861	—

Net (loss) earnings	$(155,929)	(129,801)	5,940	123,861	(155,929)

Condensed Consolidating Statement of Operations

Three Months Ended February 29, 2008

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Homebuilding	$—	992,578	602	596	993,776
Financial services	—	1,873	88,686	(21,422)	69,137

Total revenues	—	994,451	89,288	(20,826)	1,062,913

Costs and expenses:
Homebuilding	—	1,061,761	1,170	(4,382)	1,058,549
Financial services	—	1,087	92,034	(14,292)	78,829
Corporate general and administrative	34,822	—	—	—	34,822

Total costs and expenses	34,822	1,062,848	93,204	(18,674)	1,172,200

Equity in loss from unconsolidated entities	—	(22,980)	—	—	(22,980)
Other income (expense), net	(2,152)	(21,793)	—	2,152	(21,793)
Minority interest expense, net	—	—	(234)	—	(234)

Loss before benefit for income taxes	(36,974)	(113,170)	(4,150)	—	(154,294)
Benefit for income taxes	15,830	48,471	1,777	—	66,078
Equity in loss from subsidiaries	(67,072)	(2,373)	—	69,445	—

Net loss	$(88,216)	(67,072)	(2,373)	69,445	(88,216)

(17)	Supplemental Financial Information – (Continued)

Condensed Consolidating Statement of Cash Flows

Three Months Ended February 28, 2009

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net earnings (loss)	$(155,929)	(129,801)	5,940	123,861	(155,929)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities	226,078	221,136	(87,229)	(123,861)	236,124

Net cash provided by (used in) operating activities	70,149	91,335	(81,289)	—	80,195

Cash flows from investing activities:
Increase in investments in unconsolidated entities, net	—	(59,603)	—	—	(59,603)
Other	(25)	2,054	855	—	2,884

Net cash provided by (used in) investing activities	(25)	(57,549)	855	—	(56,719)

Cash flows from financing activities:
Net borrowings (repayments) under financial services debt	—	(24)	4,578	—	4,554
Net borrowings (repayments) on other borrowings	—	4,770	(10,760)	—	(5,990)
Exercise of land option contracts from an unconsolidated land investment venture	—	(3,768)	—	—	(3,768)
Net receipts related to minority interests	—	—	510	—	510
Common stock:
Repurchases	(686)	—	—	—	(686)
Dividends	(6,412)	—	—	—	(6,412)
Intercompany	(43,902)	(38,520)	82,422	—	—

Net cash provided by (used in) financing activities	(51,000)	(37,542)	76,750	—	(11,792)

Net increase (decrease) in cash and cash equivalents	19,124	(3,756)	(3,684)	—	11,684

Cash and cash equivalents at beginning of period	1,007,594	125,437	70,391	—	1,203,422

Cash and cash equivalents at end of period	$1,026,718	121,681	66,707	—	1,215,106

(17)	Supplemental Financial Information – (Continued)

Condensed Consolidating Statement of Cash Flows

Three Months Ended February 29, 2008

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net loss	$(88,216)	(67,072)	(2,373)	69,445	(88,216)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities	680,355	46,380	275,449	(69,445)	932,739

Net cash provided by (used in) operating activities	592,139	(20,692)	273,076	—	844,523

Cash flows from investing activities:
Increase in investments in unconsolidated entities, net	—	(128,371)	—	—	(128,371)
Other	(4)	(75)	(2,170)	—	(2,249)

Net cash used in investing activities	(4)	(128,446)	(2,170)	—	(130,620)

Cash flows from financing activities:
Net repayments under financial services debt	—	—	(247,445)	—	(247,445)
Net repayments on other borrowings	—	(7,587)	(37,977)	—	(45,564)
Exercise of land option contracts from an unconsolidated land investment venture	—	(13,573)	—	—	(13,573)
Net payments related to minority interests	—	—	(530)	—	(530)
Common stock:
Issuances	224	—	—	—	224
Repurchases	(344)	—	—	—	(344)
Dividends	(25,725)	—	—	—	(25,725)
Intercompany	(71,884)	124,124	(52,240)	—	—

Net cash provided by (used in) financing activities	(97,729)	102,964	(338,192)	—	(332,957)

Net increase (decrease) in cash and cash equivalents	494,406	(46,174)	(67,286)	—	380,946

Cash and cash equivalents at beginning of period	497,384	139,733	158,077	—	795,194

Cash and cash equivalents at end of period	$991,790	93,559	90,791	—	1,176,140

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included under Item 1 of this Report and our audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for our fiscal year ended November 30, 2008.

Some of the statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Quarterly Report on Form 10-Q, are “forward-looking statements,” as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include statements regarding our business, financial condition, results of operations, cash flows, strategies and prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those described under the caption “Risk Factors” included in Item 1A of our Annual Report on Form 10-K for our fiscal year ended November 30, 2008. We do not undertake any obligation to update forward-looking statements, except as required by Federal securities laws.

Outlook

The housing market experienced further deterioration during our first quarter of fiscal 2009, driven primarily by mortgage foreclosures, which added inventories to an already oversupplied market, escalating levels of unemployment and a low level of consumer confidence. These conditions continued to drive pricing downward through the use of incentives and price reductions. Given dramatically declining home prices and historically low interest rates, the affordability of homeownership has significantly improved across the country; however, we do not know when the market will stabilize. Whether or not the affordability of housing continues to improve, there could be further deterioration in market conditions, which may lead to additional valuation adjustments in the future.

Our strategy has been to streamline our core homebuilding operations for a return to profitability and to position us for future opportunities. We have continued to make strategic operational changes in order to address the current homebuilding environment by focusing on S,G&A control, efficient low-cost floor plans and market tuned product. S,G&A control has resulted in the centralization of functions and reduction of homebuilding divisions in order to significantly lower overhead costs, while our focus on efficient low-cost floor plans and market tuned product has enabled us to reduce our construction cost per square foot and the number of floor plans we bring to market.

In addition, we continue to focus on managing our inventory levels through curtailing land purchases, reducing home starts and adjusting prices to sell and deliver completed homes. We also continue to diligently work on restructuring, repositioning and reducing our joint ventures, as well as reducing our net recourse indebtedness exposure with regard to joint ventures.

During fiscal 2009, we will continue to focus on homebuilding profitability and on cash generation. While we have not yet recognized the full impact of our strategic initiatives, we believe that our focus on such initiatives will return us to profitability once the market stabilizes.

(1) Results of Operations

Overview

We historically have experienced, and expect to continue to experience, variability in quarterly results. Our results of operations for the three months ended February 28, 2009 are not necessarily indicative of the results to be expected for the full year.

Our net loss was $155.9 million, or $0.98 per basic and diluted share, in the first quarter of 2009, compared to a net loss of $88.2 million, or $0.56 per basic and diluted share, in the first quarter of 2008. The net loss was attributable to challenging market conditions that have persisted during the first quarter of 2009 and have impacted all of our operations. Our gross margins decreased due to Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, (“SFAS 144”) valuation adjustments and higher sales incentives offered to homebuyers as a percentage of revenues from home sales during the three months ended February 28, 2009, compared to the same period last year.

Financial information relating to our operations was as follows:

	Three Months Ended
(In thousands)	February 28, 2009	February 29, 2008
Homebuilding revenues:
Sales of homes	$522,758	953,066
Sales of land	6,276	40,710

Total homebuilding revenues	529,034	993,776

Homebuilding costs and expenses:
Cost of homes sold	488,576	816,371
Cost of land sold	16,806	67,160
Selling, general and administrative	101,177	175,018

Total homebuilding costs and expenses	606,559	1,058,549

Equity in loss from unconsolidated entities	(2,917)	(22,980)
Other income (expense), net	(47,834)	(21,793)
Minority interest income (expense), net	1,734	(234)

Homebuilding operating loss	$(126,542)	(109,780)

Financial services revenues	$64,029	69,137
Financial services costs and expenses	63,537	78,829

Financial services operating earnings (loss)	$492	(9,692)

Total operating loss	$(126,050)	(119,472)
Corporate general and administrative expenses	(28,031)	(34,822)

Loss before (provision) benefit for income taxes	$(154,081)	(154,294)

Revenues from home sales decreased 45% in the first quarter of 2009 to $522.8 million from $953.1 million in 2008. Revenues were lower primarily due to a 38% decrease in the number of home deliveries and a 12% decrease in the average sales price of homes delivered in 2009. New home deliveries, excluding unconsolidated entities, decreased to 2,136 homes in the first quarter of 2009 from 3,437 homes last year. In the first quarter of 2009, new home deliveries were lower in each of our homebuilding segments and Homebuilding Other, compared to 2008. The average sales price of homes delivered decreased to $244,000 in the first quarter of 2009 from $278,000 in the same period last year, primarily due to reduced pricing. Sales incentives offered to homebuyers were $50,500 per home delivered in the first quarter of 2009, compared to $48,000 per home delivered in the first quarter of 2008.

Gross margins on home sales were $34.2 million, or 6.5%, in the first quarter of 2009, which included $40.8 million of SFAS 144 valuation adjustments, compared to gross margins on home sales of $136.7 million, or 14.3%, in the first quarter of 2008, which included $26.2 million of SFAS 144 valuation adjustments. Gross margins on home sales excluding SFAS 144 valuation adjustments were $75.0 million, or 14.3%, in the first quarter of 2009, compared to $162.9 million, or 17.1%, in 2008. Gross margin percentage on home sales, excluding SFAS 144 valuation adjustments, decreased compared to last year, primarily due to higher sales incentives offered to homebuyers as a percentage of revenues from home sales. Gross margins on home sales excluding SFAS 144 valuation adjustments is a non-GAAP financial measure. Management finds it to be an important and useful measure in evaluating our performance. We believe investors also will find it to be important and useful because it discloses our gross margins with regard to new homes we actually deliver in the periods presented. Certain of our competitors disclose this financial measure and we believe that disclosing this information is useful to us and the readers of our financial statements by enabling them to compare the gross margins of new homes we actually deliver during the periods presented with those of our competitors.

Homebuilding interest expense (included in cost of homes sold, cost of land sold and other income (expense), net) was $17.0 million in the first quarter of 2009, compared to $32.4 million in the same period last year. The decrease in interest expense was due to decreased deliveries during the first quarter of 2009, compared to the first quarter of 2008.

Our homebuilding debt to total capital ratio as of February 28, 2009 was 51.1%, compared to 49.2% and 38.2%, respectively, as of November 30, 2008 and February 29, 2008. Our net homebuilding debt to total capital ratio as of February 28, 2009 was 37.4%, compared to 35.7% and 24.5%, respectively, as of November 30, 2008 and February 29, 2008. Net homebuilding debt to total capital ratio consists of net homebuilding debt (homebuilding debt less homebuilding cash and cash equivalents) divided by total capital (net homebuilding debt plus stockholders’ equity).

Selling, general and administrative expenses were reduced by $73.8 million, or 42%, in the first quarter of 2009, compared to the same period last year, primarily due to reduction in associate headcount, variable selling expenses and fixed costs. As a percentage of revenues from home sales, selling, general and administrative expenses increased to 19.4% in the first quarter of 2009, from 18.4% in the first quarter of 2008, due to lower revenues.

Losses on land sales totaled $10.5 million in the first quarter of 2009, which included $0.2 million of SFAS 144 valuation adjustments and $10.2 million of write-offs of deposits and pre-acquisition costs related to approximately 1,100 homesites under option that we do not intend to purchase. In the first quarter of 2008, losses on land sales totaled $26.5 million, which included $15.5 million of SFAS 144 valuation adjustments and $16.9 million of write-offs of deposits and pre-acquisition costs related to approximately 2,600 homesites that were under option.

Equity in loss from unconsolidated entities was $2.9 million in the first quarter of 2009, compared to equity in loss from unconsolidated entities of $23.0 million in the first quarter of 2008, which included $18.9 million of SFAS 144 valuation adjustments related to assets of unconsolidated entities in which we have investments.

Other income (expense), net, totaled ($47.8) million in the first quarter of 2009, which included $37.2 million of APB 18 valuation adjustments to our investments in unconsolidated entities, compared to other income (expense), net, of ($21.8) million in the first quarter of 2008, which included $29.6 million of APB 18 valuation adjustments to our investments in unconsolidated entities.

Minority interest income (expense), net was $1.7 million and ($0.2) million, respectively, in the first quarter of 2009 and 2008.

Sales of land, equity in loss from unconsolidated entities, other income (expense), net and minority interest income (expense), net may vary significantly from period to period depending on the timing of land sales and other transactions entered into by us and unconsolidated entities in which we have investments.

Operating earnings for the Financial Services segment was $0.5 million in the first quarter of 2009, compared to an operating loss of $9.7 million in the first quarter of 2008. The improvement in the Financial Services segment was primarily due to lower fixed costs as a result of our focus on cost reductions in the segment’s mortgage and title operations.

Corporate general and administrative expenses were reduced by $6.8 million, or 20%, in the first quarter of 2009, compared to the first quarter of 2008. As a percentage of total revenues, corporate general and administrative expenses increased to 4.7% in the first quarter of 2009, from 3.3% in the first quarter of 2008, due to lower revenues.

SFAS 109 requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance, if based on available evidence, it is more likely than not that such assets will not be realized. As a result of our net loss during the three months ended February 28, 2009, we generated deferred tax assets of $57.7 million and recorded a non-cash valuation allowance in accordance with SFAS 109 against the entire amount of deferred tax assets generated.

Our overall effective income tax rates were (1.2%) and 42.83%, respectively, for the three months ended February 28, 2009 and February 29, 2008. The decrease in the effective tax rate, compared with the same period during 2008, resulted primarily from the establishment of a deferred tax asset valuation allowance.

Homebuilding Segments

We have grouped our homebuilding activities into four reportable segments, which we refer to as Homebuilding East, Homebuilding Central, Homebuilding West and Homebuilding Houston, based primarily upon similar economic characteristics, geography and product type. Information about homebuilding activities in states that do not have economic characteristics that are similar to those in other states in the same geographic area is grouped under “Homebuilding Other.” References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to homebuilding segments are to those reportable segments.

At February 28, 2009, our reportable homebuilding segments and Homebuilding Other consisted of homebuilding divisions located in:

East: Florida, Maryland, New Jersey and Virginia

Central: Arizona, Colorado and Texas (1)

West: California and Nevada

Houston: Houston, Texas

Other: Illinois, Minnesota, New York, North Carolina and South Carolina

(1)	Texas in the Central reportable segment excludes Houston, Texas, which is its own reportable segment.

The following tables set forth selected financial and operational information related to our homebuilding operations for the periods indicated:

Selected Financial and Operational Data

(In thousands)	Three Months Ended
	February 28, 2009	February 29, 2008
Revenues:
East:
Sales of homes	$178,372	307,580
Sales of land	2,326	4,439

Total East	180,698	312,019

Central:
Sales of homes	61,902	132,810
Sales of land	807	10,578

Total Central	62,709	143,388

West:
Sales of homes	140,490	312,859
Sales of land	736	16,941

Total West	141,226	329,800

Houston:
Sales of homes	78,621	109,657
Sales of land	2,407	1,824

Total Houston	81,028	111,481

Other:
Sales of homes	63,373	90,160
Sales of land	—	6,928

Total Other	63,373	97,088

Total homebuilding revenues	$529,034	993,776

(In thousands)	Three Months Ended
	February 28, 2009	February 29, 2008
Operating earnings (loss):
East:
Sales of homes	$(15,837)	(4,233)
Sales of land	(5,482)	(7,708)
Equity in loss from unconsolidated entities	(1,698)	(15,314)
Other income (expense), net	(9,275)	3,730
Minority interest income, net	217	255

Total East	(32,075)	(23,270)

Central:
Sales of homes	(16,991)	(9,581)
Sales of land	118	(10,045)
Equity in earnings (loss) from unconsolidated entities	(642)	1,122
Other income (expense), net	(9,131)	1,473
Minority interest income (expense), net	44	(327)

Total Central	(26,602)	(17,358)

West:
Sales of homes	(31,954)	(20,734)
Sales of land	(1,116)	(7,179)
Equity in earnings (loss) from unconsolidated entities	244	(7,834)
Other income (expense), net	(26,504)	(28,487)
Minority interest income (expense), net	385	(6)

Total West	(58,945)	(64,240)

Houston:
Sales of homes	2,383	5,955
Sales of land	(917)	152
Equity in loss from unconsolidated entities	(815)	(335)
Other income (expense), net	(436)	38

Total Houston	215	5,810

Other:
Sales of homes	(4,596)	(9,730)
Sales of land	(3,133)	(1,670)
Equity in loss from unconsolidated entities	(6)	(619)
Other income (expense), net	(2,488)	1,453
Minority interest income (expense), net	1,088	(156)

Total Other	(9,135)	(10,722)

Total homebuilding operating loss	$(126,542)	(109,780)

Summary of Homebuilding Data

Deliveries:

	Three Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
East	794	1,165	$178,372	313,757	$225,000	269,000
Central	315	604	61,902	132,809	197,000	220,000
West	409	924	148,116	366,523	362,000	397,000
Houston	405	575	78,620	109,657	194,000	191,000
Other	219	328	63,373	107,799	289,000	329,000

Total	2,142	3,596	$530,383	1,030,545	$248,000	287,000

Of the total homes delivered listed above, 6 homes with a dollar value of $7.6 million and an average sales price of $1,271,000 represent deliveries from unconsolidated entities for the three months ended February 28, 2009, compared to 159 deliveries with a dollar value of $77.5 million and an average sales price of $487,000 for the three months ended February 29, 2008.

Sales Incentives (1):

	Three Months Ended
	Sales Incentives (In thousands)		Average Sales Incentives Per Home Delivered		Sales Incentives as a % of Revenue
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
East	$42,257	62,302	$53,200	54,500	19.2%	16.8%
Central	13,733	21,006	43,600	34,800	18.3%	13.6%
West	29,059	57,707	72,100	71,800	17.1%	15.6%
Houston	12,620	9,796	31,200	17,000	13.8%	8.2%
Other	10,242	14,119	46,800	45,400	13.9%	13.6%

Total	$107,911	164,930	$50,500	48,000	17.1%	14.7%

(1)	Sales incentives relate to home deliveries during the period, excluding deliveries by unconsolidated entities.

New Orders (2):

	Three Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
East	716	942	$155,281	231,002	$217,000	245,000
Central	366	569	72,846	122,009	199,000	214,000
West	491	747	161,676	293,082	329,000	392,000
Houston	395	492	74,069	99,277	188,000	202,000
Other	222	295	59,464	83,387	268,000	283,000

Total	2,190	3,045	$523,336	828,757	$239,000	272,000

(2)	New orders represent the number of new sales contracts executed with homebuyers, net of cancellations, during the three months ended February 28, 2009 and February 29, 2008.

Of the total new orders listed above, 8 homes with a dollar value of $4.9 million and an average sales price of $612,000 represent new orders from unconsolidated entities for the three months ended February 28, 2009, compared to 62 new orders with a dollar value of $39.3 million and an average sales price of $634,000 for the three months ended February 29, 2008.

Backlog:

	Homes		Dollar Value (In thousands)		Average Sales Price
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
East	711	1,568	$180,785	492,862	254,000	314,000
Central	174	250	35,395	56,401	203,000	226,000
West	329	711	122,260	307,071	372,000	432,000
Houston	259	506	53,168	117,960	205,000	233,000
Other	174	363	58,513	178,045	336,000	490,000

Total	1,647	3,398	$450,121	1,152,339	273,000	339,000

Of the total homes in backlog listed above, 9 homes with a backlog dollar value of $9.3 million and an average sales price of $1,038,000 represent the backlog from unconsolidated entities at February 28, 2009, compared with backlog from unconsolidated entities of 204 homes with a dollar value of $113.9 million and an average sales price of $558,000 at February 29, 2008.

Backlog represents the number of homes under sales contracts. Homes are sold using sales contracts, which are generally accompanied by sales deposits. In some instances, purchasers are permitted to cancel sales contracts if they fail to qualify for financing or under certain other circumstances. We experienced cancellation rates in our homebuilding segments and Homebuilding Other as follows:

	Three Months Ended
	February 28, 2009	February 29, 2008
East	24%	30%
Central	18%	20%
West	16%	27%
Houston	23%	27%
Other	20%	23%

Total	21%	26%

Homebuilding East: Homebuilding revenues decreased for the three months ended February 28, 2009, compared to the three months ended February 29, 2008, primarily due to a decrease in the number of home deliveries and average sales price of homes delivered in all of the states in this segment. Gross margins on home sales were $10.8 million, or 6.1%, in 2009, including SFAS 144 valuation adjustments of $13.5 million, compared to gross margins on home sales of $50.9 million, or 16.6%, in 2008, including $8.1 million of SFAS 144 valuation adjustments. Gross margins on home sales excluding SFAS 144 valuation adjustments were $24.3 million, or 13.6%, for the three months ended February 28, 2009, compared to $59.1 million, or 19.2%, for the three months ended February 29, 2008. Gross margin percentage on homes sales decreased compared to last year primarily due to higher sales incentives offered to homebuyers as a percentage of revenues from home sales (19.2% in 2009, compared to 16.8% in 2008).

Losses on land sales were $5.5 million for the three months ended February 28, 2009 (including $5.8 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $0.1 million of SFAS 144 valuation adjustments), compared to losses on land sales of $7.7 million during the three months ended February 29, 2008 (including $7.1 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $1.4 million of SFAS 144 valuation adjustments).

Homebuilding Central: Homebuilding revenues decreased for the three months ended February 28, 2009, compared to the three months ended February 29, 2008, primarily due to a decrease in the number of home deliveries in all of the states in this segment and a decrease in the average sales price of homes delivered in Texas and Arizona. Gross margins on home sales were ($1.7) million, or (2.8%), in 2009, including SFAS 144 valuation adjustments of $8.1 million, compared to gross margins on home sales of $16.4 million, or 12.4%, in 2008, including $1.7 million of SFAS 144 valuation adjustments. Gross margins on home sales excluding SFAS 144 valuation adjustments were $6.4 million, or 10.3%, for the three months ended February 28, 2009, compared to $18.0 million, or 13.6%, for the three months ended February 29, 2008. Gross margin percentage on homes sales decreased compared to last year primarily due to higher sales incentives offered to homebuyers as a percentage of revenues from home sales (18.3% in 2009, compared to 13.6% in 2008).

Gross profits land sales were $0.1 million for the three months ended February 28, 2009 (including $0.1 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $0.1 million of SFAS 144 valuation adjustments), compared to losses on land sales of $10.0 million during the three months ended February 29, 2008 (including $4.1 million of write-offs of deposits and pre-acquisition costs related to land under development that we do not intend to purchase and $9.2 million of SFAS 144 valuation adjustments).

Homebuilding West: Homebuilding revenues decreased for the three months ended February 28, 2009, compared to the three months ended February 29, 2008, primarily due to a decrease in the number of home deliveries and average sales price of homes delivered in all of the states in this segment. Gross margins on home sales were $6.9 million, or 4.9%, in 2009, including SFAS 144 valuation adjustments of $18.4 million, compared to gross margins on home sales of $42.2 million, or 13.5%, in 2008, including $9.9 million of SFAS 144 valuation adjustments. Gross margins on home sales excluding SFAS 144 valuation adjustments were $25.3 million, or 18.0%, for the three months ended February 28, 2009, compared to $52.1 million, or 16.7%, for the three months ended February 29, 2008. Gross margin percentage on homes sales decreased compared to last year primarily due to higher sales incentives offered to homebuyers as a percentage of revenues from home sales (17.1% in 2009, compared to 15.6% in 2008).

Losses on land sales were $1.1 million for the three months ended February 29, 2008 (including $0.5 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase), compared to losses on land sales of $7.2 million during the three months ended February 29, 2008 (including $3.4 million of write-offs of deposits and pre-acquisition costs related to land under development that we do not intend to purchase and $4.2 million of SFAS 144 valuation adjustments).

Homebuilding Houston: Homebuilding revenues decreased for the three months ended February 28, 2009, compared to the three months ended February 29, 2008, primarily due to a decrease in the number of home deliveries. Gross margins on home sales were $12.2 million, or 15.6%, in 2009, including SFAS 144 valuation adjustments of $0.1 million, compared to gross margins on home sales of $19.8 million, or 18.1%, in 2008, including $0.1 million of SFAS 144 valuation adjustments. Gross margins on home sales excluding SFAS 144 valuation adjustments were $12.4 million, or 15.7%, for the three months ended February 28, 2009, compared to $20.0 million, or 18.2%, for the three months ended February 29, 2008. Gross margin percentage on homes sales decreased compared to last year primarily due to higher sales incentives offered to homebuyers as a percentage of revenues from home sales (13.8% in 2009, compared to 8.2% in 2008).

Losses on land sales were $0.9 million for the three months ended February 29, 2008 (including $0.7 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase), compared to gross profits on land sales of $0.2 million during the three months ended February 29, 2008 (including $0.3 million of write-offs of deposits and pre-acquisition costs related to land under development that we do not intend to purchase and $0.1 million of SFAS 144 valuation adjustments).

Homebuilding Other: Homebuilding revenues decreased for the three months ended February 28, 2009, compared to the three months ended February 29, 2008, primarily due to a decrease in the number of home deliveries in all of the states in this segment, except for the Carolinas. Gross margins on home sales were $5.9 million, or 9.4%, in 2009, including SFAS 144 valuation adjustments of $0.7 million, compared to gross margins on home sales of $7.3 million, or 8.1%, in 2008, including $6.4 million of SFAS 144 valuation adjustments. Gross margins on home sales excluding SFAS 144 valuation adjustments were $6.6 million, or 10.4%, for the three months ended February 28, 2009, compared to $13.7 million, or 15.2%, for the same period last year. Gross margin percentage on homes sales decreased compared to last year primarily due to a change in product mix and higher sales incentives offered to homebuyers as a percentage of revenues from home sales (13.9% in 2009, compared to 13.6% in 2008).

Losses on land sales were $3.1 million for the three months ended February 28, 2009 (including $3.1 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase), compared to losses on land sales of $1.7 million during the three months ended February 29, 2008 (including $2.1 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $0.6 million of SFAS 144 valuation adjustments).

The SFAS 144 valuation adjustments and write-offs of deposits and pre-acquisition costs in our homebuilding segments and Homebuilding Other resulted primarily from challenging market conditions that persisted during the three months ended February 28, 2009. The SFAS 144 valuation adjustments were calculated based on assumptions of current market conditions and estimates made by our management, which may differ from actual results. Market changes may result in additional inventory impairment charges, as well as additional write-offs of option deposits and pre-acquisition costs in the future.

At February 28, 2009 and February 29, 2008, we owned 74,167 homesites and 71,763 homesites, respectively, and had access to an additional 34,260 homesites and 73,164 homesites, respectively, through either option contracts with third parties or agreements with unconsolidated entities in which we have investments. At November 30, 2008, we owned 74,681 homesites and had access to an additional 38,589 homesites through either option contracts with third parties or agreements with unconsolidated entities in which we have investments. At February 28, 2009, 2% of the homesites we owned were subject to home purchase contracts. At February 28, 2009 and February 29, 2008, our backlog of sales contracts was 1,647 homes ($450.1 million) and 3,398 homes ($1,152.3 million), respectively. The lower backlog was primarily attributable to challenging market conditions that have persisted during the last twelve months, which resulted in lower new orders in the three months ended February 28, 2009, compared to the three months ended February 29, 2008.

Financial Services Segment

The following table presents selected financial data related to our Financial Services segment for the periods indicated:

(Dollars in thousands)	Three Months Ended
	February 28, 2009	February 29, 2008
Revenues	$64,029	69,137
Costs and expenses	63,537	78,829

Operating earnings (loss)	$492	(9,692)

Dollar value of mortgages originated	$969,000	979,000

Number of mortgages originated	4,200	4,200

Mortgage capture rate of Lennar homebuyers	85%	80%

Number of title and closings service transactions	27,100	25,500

Number of title policies issued	15,000	22,600

(2) Financial Condition and Capital Resources

At both February 28, 2009 and February 29, 2008, we had cash and cash equivalents related to our homebuilding and financial services operations of $1.2 billion.

We finance our land acquisition and development activities, construction activities, financial services activities and general operating needs primarily with cash generated from our operations and public debt issuances, as well as cash borrowed under our revolving credit facility and our warehouse lines of credit.

Operating Cash Flow Activities

In the three months ended February 28, 2009 and February 29, 2008, cash flows provided by operating activities amounted to $80.2 million and $844.5 million, respectively. During the three months ended February 28, 2009, cash flows provided by operating activities were positively impacted by the receipt of a tax refund of $251.0 million generated from losses incurred prior to fiscal 2009. This was partially offset by a decrease in accounts payable and other liabilities and an increase in inventories. Throughout the first quarter of fiscal 2009, we continued to focus our efforts on adjusting pricing to meet market conditions, as we pulled back production and curtailed land purchases where possible in order to keep our balance sheet well positioned for future opportunities. During the three months ended February 29, 2008, cash flows provided by operating activities were primarily a result of the receipt of a tax refund of $852 million generated by losses incurred prior to 2008.

Investing Cash Flow Activities

In the three months ended February 28, 2009 and February 29, 2008, cash flows used in investing activities totaled $56.7 million and $130.6 million, respectively. In the three months ended February 28, 2009, we contributed $61.6 million of cash to unconsolidated entities, compared to $172.1 million in the three months ended February 29, 2008. Our investing activities also included distributions of capital from unconsolidated entities during the three months ended February 28, 2009 and February 29, 2008 of $2.0 million and $43.8 million, respectively.

We are always looking at the possibility of acquiring homebuilders and other companies. However, at February 28, 2009, we had no agreements or understandings regarding any significant transactions.

Financing Cash Flow Activities

During the first quarter of 2009, our cash flows used in financing activities were primarily attributed to other borrowings and dividends paid. Homebuilding debt to total capital and net homebuilding debt to total capital are financial measures commonly used in the homebuilding industry and are presented to assist in understanding the leverage of our homebuilding operations. Management believes providing a measure of leverage of our homebuilding operations enables management and readers of our financial statements to better understand our financial position and performance. Homebuilding debt to total capital and net homebuilding debt to total capital are calculated as follows:

(Dollars in thousands)	February 28, 2009	November 30, 2008	February 29, 2008
Homebuilding debt	$2,574,115	2,544,935	2,279,497
Stockholders’ equity	2,467,375	2,623,007	3,680,898

Total capital	$5,041,490	5,167,942	5,960,395

Homebuilding debt to total capital	51.1%	49.2%	38.2%

Homebuilding debt	$2,574,115	2,544,935	2,279,497
Less: Homebuilding cash and cash equivalents	1,099,864	1,091,468	1,088,141

Net homebuilding debt	$1,474,251	1,453,467	1,191,356

Net homebuilding debt to total capital (1)	37.4%	35.7%	24.5%

(1)	Net homebuilding debt to total capital consists of net homebuilding debt (homebuilding debt less homebuilding cash and cash equivalents) divided by total capital (net homebuilding debt plus stockholders’ equity).

At February 28, 2009, homebuilding debt to total capital and net homebuilding debt to total capital were higher compared to February 29, 2008 due to the increase in homebuilding debt as a result of an increase in mortgage notes on land and other debt, and the decrease in stockholders’ equity primarily due to our cumulative net loss since February 29, 2008 as a result of inventory valuation adjustments, write-offs of option deposits and pre-acquisition costs, our share of SFAS 144 valuation adjustments related to assets of our unconsolidated entities, APB 18 valuation adjustments to investments in unconsolidated entities and a valuation allowance against our deferred tax assets, all of which are non-cash items.

Our average debt outstanding was $2.6 billion for the three months ended February 28, 2009, compared to $2.3 billion in the three months ended February 29, 2008. The average rate for interest incurred was 5.6% for the three months ended February 28, 2009, compared to 5.9% for the three months ended February 29, 2008. Interest incurred related to homebuilding debt for the three months ended February 28, 2009 was $38.5 million, compared to $38.1 million last year. The majority of our short-term financing needs, including financings for land acquisition and development activities and general operating needs, are met with cash generated from operations and funds available under our unsecured revolving credit facility (the “Credit Facility”).

The Credit Facility consists of a $1.1 billion revolving credit facility maturing in July 2011. As of February 28, 2009, we are required to use our cash in excess of $750 million, amounting to $350 million, before borrowing under the Credit Facility. Our borrowing availability as of February 28, 2009, subsequent to the required $350 million usage of cash, was $185 million. The $185 million borrowing availability could be increased if the $350 million is used to purchase qualified borrowing base assets as defined by the Credit Facility agreement.

The Credit Facility is guaranteed by substantially all of our subsidiaries. Interest rates on outstanding borrowings are LIBOR-based, with margins determined based on changes in our credit ratings, or an alternate base rate, as described in the Credit Facility agreement. During the three months ended February 28, 2009, we did not have any borrowings under the Credit Facility. During the three months ended February 29, 2008, the average daily borrowings under the Credit Facility were $85.7 million. At February 28, 2009 and November 30, 2008, we had no outstanding balance under the Credit Facility. However, at February 28, 2009 and November 30, 2008, $234.7 million and $275.2 million, respectively, of our total letters of credit outstanding discussed below, were collateralized against certain borrowings available under the Credit Facility.

Our performance letters of credit outstanding were $145.3 million and $167.5 million, respectively, at February 28, 2009 and November 30, 2008. Our financial letters of credit outstanding were $246.6 million and $278.5 million, respectively, at February 28, 2009 and November 30, 2008. Performance letters of credit are generally posted with regulatory bodies to guarantee our performance of certain development and construction activities and financial letters of credit are generally posted in lieu of cash deposits on option contracts.

At February 28, 2009, we believe we were in compliance with our debt covenants. Under the Credit Facility, we are required to maintain a leverage ratio of less than or equal to 55% at the end of each fiscal quarter during our 2009 fiscal year and a leverage ratio of less than or equal to 52.5% for our 2010 fiscal year and through the maturity of our Credit Facility in 2011. If our adjusted consolidated tangible net worth, as calculated per our Credit Facility agreement, falls below $1.6 billion, our Credit Facility would be reduced from $1.1 billion to $0.9 billion. In no event can our adjusted consolidated tangible net worth, as calculated per our Credit Facility agreement, be less than $1.3 billion.

The following are additional disclosures regarding our computations of adjusted consolidated tangible net worth and leverage ratio as per our Credit Facility agreement (the “Agreement”) as of February 28, 2009:

(Dollars in thousands)	Required Level	Level Achieved as of February 28, 2009	Cushion
Adjusted consolidated tangible net worth (1)	$1,544,877	2,131,877	587,000
Leverage ratio (2)	55%	50%	500 Basis Points

The terms adjusted consolidated tangible net worth and leverage ratio used in the Agreement are specifically calculated per the Agreement and differ in specified ways from comparable GAAP or common usage terms. Our adjusted consolidated tangible net worth and leverage ratio, as well as our maximum recourse exposure from joint ventures were calculated for purposes of the Agreement as of February 28, 2009 as follows:

(1)	The minimum adjusted consolidated tangible net worth and the adjusted consolidated tangible net worth as calculated per the Agreement are as follows:

Minimum adjusted consolidated tangible net worth

(In thousands)	As of February 28, 2009
Stated adjusted consolidated tangible net worth per the Agreement	$2,330,000
Plus: 50% of cumulative positive consolidated net income in excess of aggregate amount paid to purchase or redeem equity securities	3,416
Less: Deferred tax asset valuation allowance	(788,539)

Minimum adjusted consolidated tangible net worth as calculated per the Agreement	$1,544,877

Adjusted consolidated tangible net worth

(In thousands)	As of February 28, 2009
Consolidated stockholders’ equity	$2,467,375
Less: Intangible assets (a)	(36,081)

Consolidated tangible net worth as calculated per the Agreement	2,431,294
Less: Consolidated stockholders’ equity of mortgage banking subsidiaries (b)	(299,417)

Adjusted consolidated tangible net worth as calculated per the Agreement	$2,131,877

(a)	Intangible assets include the Financial Services segment’s title operations goodwill of $34.0 million and other intangible assets of $2.1 million included in other assets in our condensed consolidated balance sheet as of February 28, 2009.
(b)	Consolidated stockholders’ equity of mortgage banking subsidiaries represents the stockholders’ equity of the Financial Services segment’s mortgage operations which is included in stockholders’ equity in our condensed consolidated balance sheet as of February 28, 2009.

(2)	The leverage ratio as calculated per the Agreement is as follows:

(In thousands)	As of February 28, 2009
Senior notes and other debts payable	$2,574,115
Less: Indebtedness of our consolidated entities (a)	(222,640)

Lennar’s indebtedness as calculated per the Agreement	2,351,475
Plus: Letters of credit (b)	247,424
Plus: Lennar’s maximum recourse exposure related to unconsolidated entities	473,955
Plus: Lennar’s maximum recourse exposure related to its consolidated entities (a)	96,676

Consolidated indebtedness as calculated per the Agreement	3,169,530
Less: 75% of unconsolidated and consolidated entities reimbursement obligations (c)	(115,830)
Plus: 10% of unconsolidated and consolidated entities non-recourse indebtedness with completion guarantees (d)	79,628
Less: the lesser of $500 million or unrestricted cash in excess of $15 million per the Agreement	(500,000)

Numerator as calculated per the Agreement	$2,633,328

Denominator as calculated per the Agreement	$5,265,205

Leverage ratio (e)	50%

(a)	Indebtedness of our consolidated entities primarily includes $132.9 million of non-recourse debt of our consolidated entities and $96.7 million of recourse debt of our consolidated entities. These amounts are included in senior notes and other debts payable in our condensed consolidated balance sheet as of February 28, 2009. Indebtedness of our consolidated entities is offset by $6.7 million of corporate guarantees.
(b)	Letters of credit include our financial letters of credit outstanding of $246.6 million disclosed in Note 9 of the Notes to our condensed consolidated financial statements as of February 28, 2009 and $0.8 million of letters of credit related to the Financial Services segment’s title operations.
(c)	Reimbursement obligations include $122.4 million related to our joint and several reimbursement agreements from partners of our unconsolidated entities and $32.0 million related to our joint and several reimbursement agreements from partners of our consolidated entities.
(d)	Non-recourse debt with completion guarantees includes $784.8 million of our unconsolidated entities non-recourse debt with completion guarantees and $11.5 million of consolidated entities non-recourse debt with completion guarantees.
(e)	Leverage ratio consists of the numerator as calculated per the Agreement divided by the denominator as calculated per the Agreement (consolidated indebtedness as calculated per the Agreement, less 75% of unconsolidated and consolidated entities reimbursement obligations, plus 10% of unconsolidated and consolidated entities non-recourse indebtedness with completion guarantees, plus adjusted consolidated tangible net worth as calculated per the Agreement).

Additionally, the Credit Facility requires us to effect quarterly reductions of our maximum recourse exposure related to joint ventures in which we have investments by a total of $200 million by November 30, 2009, of which we have already reduced it by $164.4 million. We must also effect quarterly reductions during fiscal 2010 totaling $180 million and during the first six months of our 2011 fiscal year totaling $80 million. By May 31, 2011, our maximum recourse exposure related to joint ventures in which we have investments cannot exceed $275 million.

If the joint ventures are unable to reduce their debt, where there is recourse to us, through the sale of inventory or other means, then we and our partners may be required to contribute capital to the joint ventures.

While we currently are in compliance with the debt covenants in the Agreement, if we had to record significant additional impairments in the future, they could cause us to fail to comply with the Agreement’s debt covenants. In addition, if we default in the payment or performance of certain obligations relating to the debt of unconsolidated entities above a specified threshold amount, we would be in default under the Agreement. Either of those events would give the lenders the right to cause any amounts we owe under the Credit Facility, if any, to become immediately due. If we were unable to repay the borrowings when they became due, that could entitle holders of $2.2 billion of debt securities we have sold into the capital markets to cause the sums evidenced by those debt securities to become immediately due, which might require us to sell assets at prices well below the fair values, or the carrying values, of the assets.

In March 2009, we paid in full, at maturity, our $281 million 7  5/8% senior notes due in 2009 for 100% of the outstanding principal amount, plus accrued and unpaid interest as of the maturity date.

At February 28, 2009, our Financial Services segment had a $125 million syndicated warehouse repurchase facility that matured in April 2009, which was subsequently reduced to $75 million as part of a 30-day extension until May 2009, and a warehouse repurchase facility, which matures in June 2009 ($150 million). Our Financial Services segment uses these facilities to finance its lending activities until the mortgage loans are sold to investors and expects both facilities to be renewed or replaced with other facilities when they mature. If the facilities are not renewed, the borrowings under the lines of credit will be paid off by selling the mortgage loans held-for-sale to investors and by collecting on receivables on loans sold but not yet paid. Without the facilities, our Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities. Borrowings under the lines of credit were $180.3 million and $209.5 million, respectively, at February 28, 2009 and November 30, 2008 and were collateralized by mortgage loans and receivables on loans sold but not yet paid by investors with outstanding principal balances of $289.8 million and $286.7 million, respectively, at February 28, 2009 and November 30, 2008.

At February 28, 2009, our Financial Services segment also had an on going 60-day committed repurchase facility for $75 million. As of February 28, 2009 and November 30, 2008, our Financial Services segment had advances under this facility totaling $49.8 million and $5.2 million, respectively. At November 30, 2008, our Financial Services segment had advances under a different conduit funding agreement totaling $10.8 million, which was collateralized by mortgage loans.

Changes in Capital Structure

In June 2001, our Board of Directors authorized a stock repurchase program to permit the purchase of up to 20 million shares of our outstanding common stock. During the three months ended February 28, 2009, there were no share repurchases of common stock under the stock repurchase program. As of February 28, 2009, 6.2 million shares of common stock can be repurchased in the future under the program. Treasury stock increased by 0.1 million common shares during the three months ended February 28, 2009 in connection with activity related to our compensation plans and forfeitures of restricted stock.

On February 13, 2009, we paid cash dividends of $0.04 per share for both our Class A and Class B common stock to holders of record at the close of business on February 3, 2009, as declared by our Board of Directors on January 13, 2009.

Based on our current financial condition and credit relationships, we believe that our operations and borrowing resources will provide for our current and long-term capital requirements at our anticipated levels of activity.

Off-Balance Sheet Arrangements

Investments in Unconsolidated Entities

We strategically invest in unconsolidated entities that acquire and develop land (1) for our homebuilding operations or for sale to third parties or (2) for the construction of homes for sale to third-party homebuyers. Through these entities, we primarily seek to reduce and share our risk by limiting the amount of our capital invested in land, while obtaining access to potential future homesites and allowing us to participate in strategic ventures. The use of these entities also, in some instances, enables us to acquire land to which we could not otherwise obtain access, or could not obtain access on as favorable terms, without the participation of a strategic partner. Participants in these joint ventures are land owners/developers, other homebuilders and financial or strategic partners. Joint ventures with land owners/developers give us access to homesites owned or controlled by our partner. Joint ventures with other homebuilders provide us with the ability to bid jointly with our partner for large land parcels. Joint ventures with financial partners allow us to combine our homebuilding expertise with access to our partners’ capital. Joint ventures with strategic partners allow us to combine our homebuilding expertise with the specific expertise (e.g., commercial or infill experience) of our partner. Each joint venture is governed by an executive committee consisting of members from the partners.

Summarized condensed financial information on a combined 100% basis related to unconsolidated entities in which we have investments that are accounted for by the equity method was as follows:

Statements of Operations and Selected Information

	Three Months Ended
(Dollars in thousands)	February 28, 2009	February 29, 2008
Revenues	$65,783	397,559
Costs and expenses	115,198	497,022

Net loss of unconsolidated entities	$(49,415)	(99,463)

Our share of net loss (1)	$(4,300)	(21,727)
Our share of net loss – recognized (1)	$(2,917)	(22,980)
Our cumulative share of net earnings – deferred at February 28, 2009 and February 29, 2008, respectively	$22,098	36,881
Our investments in unconsolidated entities	$776,812	915,222
Equity of the unconsolidated entities	$2,628,570	2,948,225

Our investment % in the unconsolidated entities	30%	31%

(1)	For the three months ended February 29, 2008, our share of net loss recognized from unconsolidated entities includes $18.9 million of our share of SFAS 144 valuation adjustments related to the assets of unconsolidated entities in which we have investments.

Balance Sheets

	February 28, 2009	November 30, 2008
(In thousands)
Assets:
Cash and cash equivalents	$103,950	135,081
Inventories	7,053,539	7,115,360
Other assets	408,985	541,984

	$7,566,474	7,792,425

Liabilities and equity:
Accounts payable and other liabilities	$959,485	1,042,002
Debt	3,978,419	4,062,058
Equity of:
Lennar	776,812	766,752
Others	1,851,758	1,921,613

Total equity of unconsolidated entities	2,628,570	2,688,365

	$7,566,474	7,792,425

Our equity in the unconsolidated entities	30%	29%

In fiscal 2007, we sold a portfolio of land consisting of approximately 11,000 homesites in 32 communities located throughout the country to a strategic land investment venture with Morgan Stanley Estate Fund II, L.P., an affiliate of Morgan Stanley & Co., Inc., in which we have a 20% ownership interest and 50% voting rights. Due to our continuing involvement, the transaction did not qualify as a sale by us under GAAP; thus, the inventory has remained on our consolidated balance sheet in consolidated inventory not owned. As of February 28, 2009 and November 30, 2008, the portfolio of land (including land development costs) of $545.9 million and $538.4 million, respectively, is reflected as inventory in the summarized condensed financial information related to unconsolidated entities in which we have investments.

In June 2008, LandSource Communities Development LLC (“LandSource”), an unconsolidated entity in which we have a 16% ownership interest, and a number of its subsidiaries commenced proceedings under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The bankruptcy filing could result in LandSource losing some or all of the properties it owns and termination of our management agreement with LandSource, claims against us and a substantial reduction (or total elimination) of our 16% ownership interest in LandSource, which had a carrying value of zero at February 28, 2009. Subsequent to February 28, 2009, we submitted a non-binding proposal to acquire an interest in LandSource and to purchase certain of LandSource’s assets. Additionally, any outstanding claims between LandSource and us would be settled.

Debt to total capital of the unconsolidated entities in which we have investments was calculated as follows:

(Dollars in thousands)	February 28, 2009	November 30, 2008
Debt	$3,978,419	4,062,058
Equity	2,628,570	2,688,365

Total capital	$6,606,989	6,750,423

Debt to total capital of our unconsolidated entities	60.2%	60.2%

Debt to total capital of our unconsolidated entities (excluding LandSource)	49.5%	49.8%

At February 28, 2009, we had equity investments in 95 unconsolidated entities, compared to 116 unconsolidated entities at November 30, 2008. We are focused on continuing to reduce the number of unconsolidated entities in which we have investments. Our investments in unconsolidated entities by type of venture were as follows:

(In thousands)	February 28, 2009	November 30, 2008
Land development	$634,653	633,652
Homebuilding	142,159	133,100

Total investments	$776,812	766,752

During the first quarter of 2009, as homebuilding market conditions remained challenged, we recorded $37.2 million of APB 18 valuation adjustments to our investments in unconsolidated entities for the three months ended February 28, 2009, compared to $29.6 million for the three months ended February 29, 2008. During the three months ended February 29, 2008, we recorded $18.9 million of our share of SFAS 144 valuation adjustments related to assets of unconsolidated entities in which we have investments. We will continue to monitor our investments and the recoverability of assets owned by the joint ventures.

The summary of our net recourse exposure related to the unconsolidated entities in which we have investments was as follows:

	February 28, 2009	November 30, 2008
(In thousands)
Several recourse debt – repayment	$74,840	78,547
Several recourse debt – maintenance	144,439	167,941
Joint and several recourse debt – repayment	151,047	138,169
Joint and several recourse debt – maintenance	94,709	123,051
Land seller debt and other debt recourse exposure	8,920	12,170

Lennar’s maximum recourse exposure	473,955	519,878
Less: joint and several reimbursement agreements with our partners	(122,413)	(127,428)

Our net recourse exposure	$351,542	392,450

During the three months ended February 28, 2009, we reduced our maximum recourse exposure related to unconsolidated entities by $45.9 million, of which $18.8 million was paid by us and $27.1 million related to joint ventures selling inventory, dissolutions of joint ventures and renegotiation of joint venture debt agreements. In addition, during the three months ended February 28, 2009, we recorded a $23.7 million obligation for guarantees related to debt of certain of our unconsolidated entities. The $23.7 million is recorded as a liability as of February 28, 2009.

Indebtedness of an unconsolidated entity is secured by its own assets. Some unconsolidated entities own multiple properties and other assets. There is no cross collateralization of debt to different unconsolidated entities. We also do not use our investment in one unconsolidated entity as collateral for the debt in another unconsolidated entity or commingle funds among our unconsolidated entities.

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

The recourse debt exposure in the table above represents our maximum exposure to loss from guarantees and does not take into account the underlying value of the collateral or the other assets of the borrowers that are available to repay the debt or to reimburse us for any payments on our guarantees. Our unconsolidated entities that have recourse debt have a significant amount of assets and equity. The summarized balance sheets of our unconsolidated entities with recourse debt were as follows:

(In thousands)	February 28, 2009	November 30, 2008
Assets	$2,244,818	2,846,819
Liabilities	1,244,814	1,565,148
Equity	1,000,004	1,281,671

In addition, in most instances in which we have guaranteed debt of an unconsolidated entity, our partners have also guaranteed that debt and are required to contribute their shares of the guarantee payment. Some of our guarantees are repayment and maintenance guarantees. In a repayment guarantee, we and our venture partners guarantee repayment of a portion or all of the debt in the event of a default before the lender would have to exercise its rights against the collateral. In the event of default, if our venture partner does not have adequate financial resources to meet their obligations under the reimbursement agreement, we may be liable for more than our proportionate share, up to our maximum recourse exposure, which is the full amount covered by the joint and several guarantee. The maintenance guarantees only apply if the value of the collateral (generally land and improvements) is less than a specified percentage of the loan balance. If we are required to make a payment under a maintenance guarantee to bring the value of the collateral above the specified percentage of the loan balance, the payment would constitute a capital contribution or loan to the unconsolidated entity and increase our share of any funds the unconsolidated entity distributes.

In many of the loans to unconsolidated entities, we and our joint venture partners (or entities related to them) have been required to give guarantees of completion to the lenders. Those completion guarantees may require that the guarantors complete the construction of the improvements for which the financing was obtained. If the construction is to be done in phases, very often the guarantee is to complete only the phases as to which construction has already commenced and for which loan proceeds were used. Under many of the completion guarantees, the guarantors are permitted, under certain circumstances, to use undisbursed loan proceeds to satisfy the completion of obligations, and in many of those cases, the guarantors only pay interest on those funds, with no repayment of the principal of such funds required. During the three months ended February 28, 2009, we made payments of $5.6 million under completion guarantees.

During the three months ended February 28, 2009, amounts paid under our repayment guarantees were $18.8 million. During the three months ended February 28, 2009, there were no payments under our maintenance guarantees. In accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, as of February 28, 2009, the fair values of the maintenance guarantees, repayment guarantees and completion guarantees were not material. We believe that as of February 28, 2009, in the event we become legally obligated to perform under a guarantee of the obligations of an unconsolidated entity due to a triggering event under a guarantee, most of the time the collateral should be sufficient to repay at least a significant portion of the obligation or we and our partners would contribute additional capital into the venture.

The total debt of the unconsolidated entities in which we have investments was as follows:

(In thousands)	February 28, 2009	November 30, 2008
Lennar’s net recourse exposure	$351,542	392,450
Reimbursement agreements from partners	122,413	127,428

Lennar’s maximum recourse exposure	$473,955	519,878

Partner several recourse	$243,366	285,519
Non-recourse land seller debt and other debt	84,660	90,519
Non-recourse bank debt with completion guarantees – excluding LandSource	784,779	820,435
Non-recourse bank debt without completion guarantees – excluding LandSource	1,040,494	994,580
Non-recourse bank debt without completion guarantees – LandSource	1,351,165	1,351,127

Non-recourse debt to Lennar	3,504,464	3,542,180

Total debt	$3,978,419	4,062,058

Lennar’s maximum recourse exposure as a % of total JV debt	12%	13%

Some of the unconsolidated entities’ debt arrangements contain certain financial covenants. As market conditions remained challenged during the three months ended February 28, 2009, we continued to closely monitor these covenants and the unconsolidated entities’ ability to comply with them. Our Credit Facility requires us to report defaults arising under indebtedness with respect to our joint ventures. As of February 28, 2009, we had one such joint venture which had an outstanding debt balance of $22.7 million.

In view of current credit market conditions, it is not uncommon for lenders to real estate developers, including joint ventures in which we have interests, to assert non-monetary defaults (such as failures to meet construction completion deadlines or declines in the market value of collateral below required amounts) or technical monetary defaults against the real estate developers. In most instances, those asserted defaults are resolved by modifications of loan terms, additional equity investments or other concessions by the borrowers. In addition, in some instances, real estate developers, including joint ventures in which we have interests, are forced to request temporary waivers of covenants in loan documents or modifications of loan terms, which are often, but not always, obtained. However, in some instances developers, including joint ventures in which we have interests, are not able to meet their monetary obligations to lenders, and are thus declared in default. Because we sometimes guarantee all or portions of the obligations to lenders of joint ventures in which we have interests, when these joint ventures default on their obligations, lenders may or may not have claims against us. Normally, we do not make payments with regard to guarantees of joint venture obligations while the joint ventures are contesting assertions regarding sums due to their lenders. When it is finally determined that a joint venture is obligated to make a payment that we have guaranteed and the joint venture will not be able to make that payment, we accrue the amounts probable to be paid by us as a liability. Although we generally fulfill our guarantee obligations within a reasonable time after we determine that we are obligated with regard to them, at any point in time it is likely that we will have some balance of unpaid guarantee liability. At February 28, 2009, the liability for unpaid guarantees of joint venture indebtedness reflected on our financial statements totaled $23.7 million.

The following table summarizes the principal maturities of our unconsolidated entities (“JVs”) debt as per current debt arrangements as of February 28, 2009 and does not represent estimates of future cash payments that will be made to reduce debt balances:

(In thousands)		Principal Maturities of Unconsolidated JVs by Period
	Total JV Assets (1)	Total JV Debt	2009	2010	2011	Thereafter	Other Debt (2)
Net recourse debt to Lennar		$351,542	205,691	75,667	12,140	49,124	8,920
Reimbursement agreements		122,413	8,862	25,228	50,878	37,445	—

Gross recourse debt to Lennar	$2,244,818	473,955	214,553	100,895	63,018	86,569	8,920
Debt without recourse to Lennar – excluding LandSource	3,035,256	2,139,885	528,157	698,416	813,832	23,393	76,087
Debt without recourse to Lennar—LandSource	1,737,132	1,364,579	1,107,165	—	—	244,000	13,414

Total	$7,017,206	3,978,419	1,849,875	799,311	876,850	353,962	98,421

(1)	Excludes unconsolidated joint venture assets where the joint venture has no debt.
(2)	Represents land seller debt and other debt.

The following table is a breakdown of the assets, debt and equity of the unconsolidated joint ventures by partner type, in addition to LandSource, as of February 28, 2009:

(Dollars in thousands)	Total JV Assets	Gross Recourse Debt to Lennar	Reimbursement Agreements	Net Recourse Debt to Lennar	Total Debt Without Recourse to Lennar	Total JV Debt	Total JV Equity	JV Debt to Total Capital Ratio	Remaining Homes/ Homesites in JV
Partner Type:
LandSource	$1,737,132	—	—	—	1,351,165	1,351,165	(40,774)	103%	32,076
Land Owners/Developers	870,945	103,066	—	103,066	228,085	331,151	392,400	46%	35,915
Other Builders	887,787	127,709	8,862	118,847	270,219	397,928	404,710	50%	15,644
Financial	3,442,969	87,568	50,878	36,690	1,429,259	1,516,827	1,551,317	49%	37,596
Strategic	627,641	146,692	62,673	84,019	136,235	282,927	320,917	47%	13,727

Total	$7,566,474	465,035	122,413	342,622	3,414,963	3,879,998	2,628,570	60%	134,958

Land seller debt and other debt		$8,920	—	8,920	89,501	98,421

Total JV debt		$473,955	122,413	351,542	3,504,464	3,978,419

The table below indicates the assets, debt and equity of our 10 largest unconsolidated joint venture investments, in addition to LandSource, as of February 28, 2009:

(Dollars in thousands)	Lennar’s Investment		Total JV Assets	Gross Recourse Debt to Lennar	Reimbursement Agreements	Net Recourse Debt to Lennar	Total Debt Without Recourse to Lennar	Total JV Debt	Total JV Equity	JV Debt to Total Capital Ratio
Land development JVs (1):
Platinum Triangle Partners		$95,587	270,782	74,889	37,445	37,444	—	74,889	188,689	28%
Asante LH		85,122	187,461	—	—	—	—	—	170,734	—
Heritage Fields El Toro		83,043	1,429,677	—	—	—	544,242	544,242	664,503	45%
Runkle Canyon		36,467	74,167	—	—	—	—	—	72,616	—
MS Rialto Residential Holdings		21,322	552,740	—	—	—	203,841	203,841	316,937	39%
Ballpark Village		19,808	96,888	—	—	—	58,910	58,910	37,335	61%
USH/SVA Star Valley		18,642	45,318	4,052	—	4,052	4,051	8,103	37,213	18%
Homebuilding JVs (1):
Bellevue Towers Investors		29,897	423,072	—	—	—	309,481	309,481	88,316	78%
Lennar Intergulf (Central Park)		25,100	184,232	50,456	25,228	25,228	75,685	126,141	49,556	72%
Lennar Intergulf (Pacific)		20,659	94,707	15,000	—	15,000	34,678	49,678	40,372	55%

10 largest JV investments		435,647	3,359,044	144,397	62,673	81,724	1,230,888	1,375,285	1,666,271	45%

LandSource		—	1,737,132	—	—	—	1,351,165	1,351,165	(40,774)	103%
Other JVs		341,165	2,470,298	320,638	59,740	260,898	832,910	1,153,548	1,003,073	53%

Total		$776,812	7,566,474	465,035	122,413	342,622	3,414,963	3,879,998	2,628,570	60%

Land seller debt and other debt	$			8,920	—	8,920	89,501	98,421

Total JV debt	$			473,955	122,413	351,542	3,504,464	3,978,419

(1)	All of the joint ventures presented in the table above operate in our Homebuilding West segment except for Asante LH and USH/SVA Star Valley, which operate in our Homebuilding Central segment and MS Rialto Residential Holdings which operates in all of our homebuilding segments and Homebuilding Other.

The table below indicates the percentage of assets, debt and equity of our 10 largest unconsolidated joint venture investments, in addition to LandSource, as of February 28, 2009:

	% of Total JV Assets	% of Gross Recourse Debt to Lennar	% of Net Recourse Debt to Lennar	% of Total Debt Without Recourse to Lennar	% of Total JV Equity
10 largest JVs	44%	31%	24%	36%	64%
LandSource	23%	—	—	40%	-2%
Other	33%	69%	76%	24%	38%

Total	100%	100%	100%	100%	100%

Option Contracts

In our homebuilding operations, we often obtain access to land through option contracts, which generally enables us to control portions of properties owned by third parties (including land funds) and unconsolidated entities until we have determined whether to exercise the option.

When we intend not to exercise an option, we write-off any deposit and pre-acquisition costs associated with the option contract. For the three months ended February 28, 2009 and February 29, 2008, we wrote-off $10.2 million and $16.9 million, respectively, of option deposits and pre-acquisition costs related to 1,100 homesites and 2,600 homesites, respectively, under option that we do not intend to purchase.

The table below indicates the number of homesites owned and homesites to which we had access through option contracts with third parties (“optioned”) or unconsolidated joint ventures (i.e., controlled homesites) for each of our homebuilding segments and Homebuilding Other at February 28, 2009 and February 29, 2008:

February 28, 2009	Controlled Homesites			Owned Homesites	Total Homesites
	Optioned	JVs	Total
East	7,716	3,690	11,406	25,199	36,605
Central	1,496	4,961	6,457	14,926	21,383
West	43	11,858	11,901	18,995	30,896
Houston	992	2,325	3,317	7,068	10,385
Other	502	677	1,179	7,979	9,158

Total homesites	10,749	23,511	34,260	74,167	108,427

February 29, 2008	Controlled Homesites			Owned Homesites	Total Homesites
	Optioned	JVs	Total
East	14,424	10,876	25,300	26,298	51,598
Central	2,327	9,103	11,430	13,910	25,340
West	1,296	27,781	29,077	15,580	44,657
Houston	2,070	3,685	5,755	7,329	13,084
Other	814	788	1,602	8,646	10,248

Total homesites	20,931	52,233	73,164	71,763	144,927

We evaluated all option contracts for land when entered into or upon a reconsideration event to determine whether we are the primary beneficiary of certain of these option contracts. Although we do not have legal title to the optioned land, under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN 46R”), if we are deemed to be the primary beneficiary, we are required to consolidate the land under option at the purchase price of the optioned land. During the three months ended February 28, 2009, the effect of consolidation of these option contracts was an increase of $2.7 million to consolidated inventory not owned with a corresponding increase to liabilities related to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of February 28, 2009. This increase was offset by our exercise of options to acquire land under certain contracts previously consolidated resulting in a net decrease in consolidated inventory not owned of $40.0 million. To reflect the purchase price of the inventory consolidated under FIN 46R, we reclassified an immaterial amount of related option deposits from land under development to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of February 28, 2009. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and our cash deposits.

Our exposure to loss related to our option contracts with third parties and unconsolidated entities consisted of our non-refundable option deposits and pre-acquisitions costs totaling $184.5 million and $191.2 million, respectively, at February 28, 2009 and November 30, 2008. Additionally, we had posted $69.1 million and $89.5 million, respectively, of letters of credit in lieu of cash deposits under certain option contracts as of February 28, 2009 and November 30, 2008.

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments have not changed materially from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended November 30, 2008.

We are subject to the usual obligations associated with entering into contracts (including option contracts) for the purchase, development and sale of real estate in the routine conduct of our business. Option contracts for the purchase of land generally enable us to defer acquiring portions of properties owned by third parties and unconsolidated entities until we have determined whether to exercise our option. This reduces our financial risk associated with land holdings. At February 28, 2009, we had access to 34,260 homesites through option contracts with third parties and unconsolidated entities in which we have investments. At February 28, 2009, we had $69.1 million of letters of credit posted in lieu of cash deposits under certain option contracts.

At February 28, 2009, we had letters of credit outstanding in the amount of $391.9 million (which included the $69.1 million of letters of credit discussed above). These letters of credit are generally posted either with regulatory bodies to guarantee our performance of certain development and construction activities or in lieu of cash deposits on option contracts. Additionally, at February 28, 2009, we had outstanding performance and surety bonds related to site improvements at various projects (including certain projects in our joint ventures) of $978.1 million. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all of the development and construction activities are completed. As of February 28, 2009, there were approximately $389.2 million, or 40%, of costs to complete related to these site improvements. We do not presently anticipate any draws upon these bonds, but if any such draws occur, we do not believe they would have a material effect on our financial position, results of operations or cash flows.

Our Financial Services segment had a pipeline of loan applications in process of $1.1 billion at February 28, 2009. Loans in process for which interest rates were committed to the borrowers and builder commitments for loan programs totaled approximately $264.7 million as of February 28, 2009. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers or because borrowers may not meet certain criteria at the time of closing, the total commitments do not necessarily represent future cash requirements.

Our Financial Services segment uses mandatory mortgage-backed securities (“MBS”) forward commitments, option contracts and investor commitments to hedge our mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments, option contracts and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At February 28, 2009, we had open commitments amounting to $260.0 million to sell MBS with varying settlement dates through April 2009.

(3) New Accounting Pronouncements

See Note 16 of our condensed consolidated financial statements included under Item 1 of this Report for a discussion of new accounting pronouncements applicable to our Company.

(4) Critical Accounting Policies

We believe that there have been no significant changes to our critical accounting policies during the three months ended February 28, 2009, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended November 30, 2008. Even though our critical accounting policies have not changed in any significant way during 2009, the following provides additional disclosures about the Company’s valuation process related to inventories and investments in unconsolidated entities.

Inventories

Inventories are stated at cost unless the inventory within a community is determined to be impaired, in which case the impaired inventory is written down to fair value. Inventory costs include land, land development and home construction costs, real estate taxes, deposits on land purchase contracts and interest related to development and construction. We review our inventory for impairment on a community by community basis during each reporting period by evaluating all of our communities. The inventory within each community is categorized as finished homes and construction in progress or land under development based on the development stage of the community. There were 462 active communites and 630 active communities as of February 28, 2009 and February 29, 2008, respectively. SFAS 144 requires that if the undiscounted cash flows expected to be generated by an asset are less than its carrying amount, an impairment charge should be recorded to write down the carrying amount of such asset to its fair value.

In conducting our review for indicators of impairment on a community level, we evaluate, among other things, the margins on homes that have been delivered, margins on homes under sales contracts in backlog, projected margins on homes with regard to future home sales over the life of the community, projected margins with regard to future land sales, and the fair value of the land itself. We pay particular attention to communities in which inventory is moving at a slower than anticipated absorption pace and communities whose average sales price and/or margins are trending downward and are anticipated to continue to trend downward. While all of our segments have been severely impacted by the downturn in the housing market, our Central and West homebuilding segments have been most significantly impacted as evidenced by the decrease in revenues of 56% and 57%, respectively, for the three months ended February 28, 2009, compared to the three months ended February 29, 2008. From this review we identify communities whose carrying values exceed their undiscounted cash flows.

We estimate the fair value of our communities using a discounted cash flow model. These projected cash flows for each community are significantly impacted by estimates related to market supply and demand, product type by community, homesite sizes, sales pace, sales prices, sales incentives, construction costs, sales and marketing expenses, the local economy, competitive conditions, labor costs, costs of materials and other factors for that particular community. Every division evaluates the historical performance of each of its communities as well as the current trends in the market and economy impacting the community and its surrounding areas. These trends are analyzed for each of the estimates listed above. For example, since the start of the downturn, the Company has found ways to reduce its construction costs in many communities, and this reduction in construction costs in addition to change in product type in many communities has impacted future estimated cash flows. Using all the trend information available, we calculate the best estimate of projected cash flows for each community. While many of the estimates are calculated based on historical and projected trends, all estimates are subjective and change from market to market and community to community as market and economic conditions change. The determination of fair value also requires discounting the estimated cash flows at a rate commensurate with the inherent risks associated with the assets and related estimated cash flow streams. The discount rate used in determining each asset’s fair value depends on the community’s projected life and development stage. We generally use a discount rate of approximately 20%, subject to the perceived risks associated with the community’s cash flow streams relative to its inventory. For example, construction in progress inventory which is closer to completion will generally require a lower discount rate than land under development in communities consisting of multiple phases spanning several years of development.

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

We also have access to land inventory through option contracts, which generally enables us to defer acquiring portions of properties owned by third parties and unconsolidated entities until we have determined whether to exercise our option. A majority of our option contracts require a non-refundable cash deposit or irrevocable letter of credit based on a percentage of the purchase price of the land. Our option contracts are recorded at cost. In determining whether to walk away from an option contract, we evaluate the option primarily based upon the expected cash flows from the property that is the subject of the option. If we intend to walk away from an option contract, we record a charge to earnings in the period such decision is made for the deposit amount and related pre-acquisition costs associated with the option contract.

We believe that the accounting related to inventory valuation and impairment is a critical accounting policy because: (1) assumptions inherent in the valuation of our inventory are highly subjective and susceptible to change and (2) the impact of recognizing impairments on our inventory has been and could continue to be material to our consolidated financial statements. Our evaluation of inventory impairment, as discussed above, includes many assumptions. The critical assumptions include the timing of the home sales within a community, management’s projections of selling prices and costs and the discount rate applied to the estimate of the fair value of the homesites within a community on the balance sheet date. Our assumptions on the timing of home sales are critical because the homebuilding industry has historically been cyclical and sensitive to changes in economic conditions such as interest rates, credit availability, unemployment levels and consumer sentiment. Changes in these economic conditions could materially affect the projected sales price, costs to develop the homesites and/or absorption rate in a community. Our assumptions on discount rates are critical because the selection of a discount rate affects the estimated fair value of the homesites within a community. A higher discount rate reduces the estimated fair value of the homesites within the community, while a lower discount rate increases the estimated fair value of the homesites within a community. Because of changes in economic and market conditions and assumptions and estimates required of management in valuing inventory during changing market conditions, actual results could differ materially from management’s assumptions and may require material inventory impairment charges to be recorded in the future.

During the three months ended February 28, 2009 and February 29, 2008. we recorded $51.2 million and $58.5 million, respectively, of inventory adjustments, which included $40.8 million and $26.2 million, respectively, of valuation adjustments to finished homes, construction in progress and land on which we intend to build homes in 49 communities and 31 communities, respectively, during the three months ended February 28, 2009 and February 29, 2008. The inventory adjustments also included $0.2 million and $15.5 million, respectively, during the three months ended February 28, 2009 and February 29, 2008, of SFAS 144 valuation adjustments to land we intend to sell or have sold to third parties and $10.2 million and $16.9 million, respectively, during the three months ended February 28, 2009 and February 29, 2008, of write-offs of deposits and pre-acquisition costs related to 1,100 homesites and 2,600 homesites, respectively. The SFAS 144 valuation adjustments were estimated based on market conditions and assumptions made by management at the time the valuation adjustments were recorded, which may differ materially from actual results if market conditions or our assumptions change. See Note 2 of the notes to our condensed consolidated financial statements included in Item 1 of this document for details related to valuation adjustments and write-offs by reportable segment and homebuilding other.

Investments in Unconsolidated Entities

We strategically invest in unconsolidated entities that acquire and develop land (1) for our homebuilding operations or for sale to third parties or (2) for construction of homes for sale to third-party homebuyers. Our partners generally are unrelated homebuilders, land owners/developers and financial or other strategic partners.

Most of the unconsolidated entities through which we acquire and develop land are accounted for by the equity method of accounting because we are not the primary beneficiary, as defined under FIN 46R, and we have a significant, but less than controlling, interest in the entities. We record our investments in these entities in our consolidated balance sheets as “Investments in Unconsolidated Entities” and our pro-rata share of the entities’ earnings or losses in our consolidated statements of operations as “Equity in Earnings (Loss) from Unconsolidated Entities,” as described in Note 3 of the notes to our condensed consolidated financial statements included in Item 1 of this document. Advances to these entities are included in the investment balance.

Management looks at specific criteria and uses its judgment when determining if we are the primary beneficiary of, or have a controlling interest in, an unconsolidated entity. Factors considered in determining whether we have significant influence or we have control include risk and reward sharing, experience and financial condition of the other partners, voting rights, involvement in day-to-day capital and operating decisions and continuing involvement. The accounting policy relating to the use of the equity method of accounting is a critical accounting policy due to the judgment required in determining whether we are the primary beneficiary or have control or significant influence.

As of February 28, 2009, we believe that the equity method of accounting is appropriate for our investments in unconsolidated entities where we are not the primary beneficiary and we do not have a controlling interest, but rather share control with our partners. At February 28, 2009, the unconsolidated entities in which we had investments had total assets of $7.6 billion and total liabilities of $4.9 billion.

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

Our assumptions on the projected future distributions from the unconsolidated entities are dependent on market conditions. Specifically, distributions are dependent on cash to be generated from the sale of inventory by the unconsolidated entities. Such inventory is also reviewed for potential impairment by the unconsolidated entities in accordance with SFAS 144. The review for inventory impairment performed by our unconsolidated entities is materially consistent with the Company’s process, as discussed above, for evaluating its own inventory as of the end of a reporting period. The unconsolidated entities also generally use a discount rate of approximately 20% in their SFAS 144 reviews for impairment, subject to the perceived risks associated with the community’s cash flow streams relative to its inventory. If a valuation adjustment is recorded by an unconsolidated entity in accordance with SFAS 144, our proportionate share of it is reflected in our equity in earnings (loss) from unconsolidated entities with a corresponding decrease to our investment in unconsolidated entities. In certain instances, we may be required to record additional losses relating to our investment in unconsolidated entities under APB 18; such losses are included in other income (expense), net. We believe our assumptions on the projected future distributions from the unconsolidated entities are critical because the operating results of the unconsolidated entities from which the projected distributions are derived are dependent on the status of the homebuilding industry, which has historically been cyclical and sensitive to changes in economic conditions such as interest rates, credit availability, unemployment levels and consumer sentiment. Changes in these economic conditions could materially affect the projected operational results of the unconsolidated entities from which the distributions are derived.

In addition, we believe our assumptions on discount rates are also critical because the selection of the discount rates also affects the estimated fair value of our investment in unconsolidated entities. A higher discount rate reduces the estimated fair value of our investment in unconsolidated entities, while a lower discount rate increases the estimated fair value of our investment in unconsolidated entities. Because of changes in economic conditions, actual results could differ materially from management’s assumptions and may require material valuation adjustments to our investments in unconsolidated entities to be recorded in the future.

During the three months ended February 28, 2009 and February 29, 2008, we recorded $37.2 million and $48.6 million, respectively, of valuation adjustments to our investments in unconsolidated entities, which included $18.9 million for the three months ended February 29, 2008 of our share of SFAS 144 valuation adjustments related to assets of our unconsolidated entities and $37.2 million and $29.6 million, respectively, during the three months ended February 28, 2009 and February 29, 2008 of valuation adjustments to our investments in unconsolidated entities in accordance with APB 18. These valuation adjustments were calculated based on market conditions and assumptions made by management at the time the valuation adjustments were recorded, which may differ materially from actual results if market conditions or our assumptions change.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our investments, debt obligations, loans held-for-sale and loans held-for-investment. We utilize forward commitments and option contracts to mitigate the risks associated with our mortgage loan portfolio.

Our Annual Report on Form 10-K for the year ended November 30, 2008 contains information about market risks under “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.” There have been no material changes in our exposure to market risks during the three months ended February 28, 2009.

Item 4.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter that ended on February 28, 2009. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of February 28, 2009 to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

Our CEO and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended February 28, 2009. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings.

On March 30, 2009, the Court in Staehr, Derivatively on Behalf of Lennar Corporation v. Stuart A. Miller, et al., Case No. 08-20990-CIV, in the United States District Court for the Southern District of Florida, Miami Division, issued an order requiring the plaintiff to replead her complaint to avoid confusion regarding the theories upon which the plaintiff predicates her claims, and denied the motions to dismiss and another pending motion as moot. The Court directed that the plaintiff file a second amended complaint by April 20, 2009 and that the defendants file their motion to dismiss that complaint by May 4, 2009.

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

Lennar Corporation
(Registrant)

Date: April 9, 2009	/s/ Bruce E. Gross
Bruce E. Gross
Vice President and Chief Financial Officer

Date: April 9, 2009	/s/ David M. Collins
David M. Collins
Controller

Exhibit Index

Exhibit No.	Description

31.1.	Rule 13a-14(a) certification by Stuart A. Miller, President and Chief Executive Officer.

31.2.	Rule 13a-14(a) certification by Bruce E. Gross, Vice President and Chief Financial Officer.

32.	Section 1350 certifications by Stuart A. Miller, President and Chief Executive Officer, and Bruce E. Gross, Vice President and Chief Financial Officer.