Form 10-Q
period 2009-05-31
LENNAR CORP /NEW/
filed 2009-07-10
CIK 920760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2009
Commission File Number: 1-11749

Lennar Corporation
(Exact name of registrant as specified in its charter)

Delaware	95-4337490
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
700 Northwest 107th Avenue, Miami, Florida 33172
(Address of principal executive offices) (Zip Code)
(305) 559-4000
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑      NO ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). YES ☐      NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐      NO ☑
     Common stock outstanding as of June 30, 2009:

Class A	143,957,823
Class B	31,283,965

Part I. Financial Information
Item 1. Financial Statements.
Lennar Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(unaudited)

	May 31,	November 30,
	2009	2008
ASSETS
Homebuilding:
Cash and cash equivalents	$1,447,011	1,091,468
Restricted cash	9,604	8,828
Receivables, net	77,226	94,520
Income tax receivables	987	255,460
Inventories:
Finished homes and construction in progress	1,726,784	2,080,345
Land under development	1,994,552	1,741,407
Consolidated inventory not owned	620,648	678,338

Total inventories	4,341,984	4,500,090
Investments in unconsolidated entities	656,280	766,752
Other assets	93,769	99,802

	6,626,861	6,816,920
Financial services	656,126	607,978

Total assets	$7,282,987	7,424,898

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable	$199,596	246,727
Liabilities related to consolidated inventory not owned	543,177	592,777
Senior notes and other debts payable	2,664,853	2,544,935
Other liabilities	760,683	834,873

	4,168,309	4,219,312
Financial services	474,173	416,833

Total liabilities	4,642,482	4,636,145

Minority interest	158,499	165,746
Stockholders’ equity:
Class A common stock of $0.10 par value per share Authorized: May 31, 2009 and November 30, 2008 — 300,000 shares; Issued: May 31, 2009 — 155,383 shares; November 30, 2008 — 140,503 shares	15,538	14,050
Class B common stock of $0.10 par value per share Authorized: May 31, 2009 and November 30, 2008 — 90,000 shares; Issued: May 31, 2009 and November 30, 2008 — 32,964 shares	3,296	3,296
Additional paid-in capital	2,097,582	1,944,626
Retained earnings	978,789	1,273,159
Treasury stock, at cost; May 31, 2009 — 11,407 Class A common shares and 1,680 Class B common shares; November 30, 2008 — 11,229 Class A common shares and 1,680 Class B common shares	(613,199)	(612,124)

Total stockholders’ equity	2,482,006	2,623,007

Total liabilities and stockholders’ equity	$7,282,987	7,424,898

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2009	2008	2009	2008
Revenues:
Homebuilding	$805,229	1,046,544	1,334,263	2,040,320
Financial services	86,624	81,372	150,653	150,509

Total revenues	891,853	1,127,916	1,484,916	2,190,829

Costs and expenses:
Homebuilding (1)	839,275	1,120,553	1,445,834	2,179,102
Financial services	70,085	84,386	133,622	163,215
Corporate general and administrative	30,239	29,584	58,270	64,406

Total costs and expenses	939,599	1,234,523	1,637,726	2,406,723

Equity in loss from unconsolidated entities (2)	(59,890)	(18,919)	(62,807)	(41,899)
Other income (expense), net (3)	(22,522)	(47,874)	(70,356)	(69,667)
Minority interest income (expense), net	6,520	218	8,254	(16)

Loss before (provision) benefit for income taxes	(123,638)	(173,182)	(277,719)	(327,476)
(Provision) benefit for income taxes (4)	(1,547)	52,266	(3,395)	118,344

Net loss	$(125,185)	(120,916)	(281,114)	(209,132)

Basic and diluted loss per share	$(0.76)	(0.76)	(1.74)	(1.32)

Cash dividends per each Class A and Class B common share	$0.04	0.16	0.08	0.32

(1)	Homebuilding costs and expenses include $42.0 million and $93.2 million, respectively, of valuation adjustments for the three and six months ended May 31, 2009; and $82.4 million and $140.9 million, respectively, of valuation adjustments for the three and six months ended May 31, 2008.

(2)	Equity in loss from unconsolidated entities includes $50.1 million of SFAS 144 valuation adjustments related to assets of unconsolidated entities in which the Company has investments for both the three and six months ended May 31, 2009; and $8.0 million and $26.9 million, respectively, for the three and six months ended May 31, 2008.

(3)	Other income (expense), net includes $7.0 million and $44.2 million, respectively of APB 18 valuation adjustments to the Company’s investments in unconsolidated entities for the three and six months ended May 31, 2009; and $46.9 million and $76.5 million, respectively, for the three and six months ended May 31, 2008.

(4)	(Provision) benefit for income taxes includes a valuation allowance of $44.4 million and $102.2 million, respectively, for the three and six months ended May 31, 2009 recorded by the Company against the entire amount of deferred tax assets generated as a result of its net loss during the periods presented.
See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended
	May 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(281,114)	(209,132)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,163	18,388
Amortization of discount/premium on debt, net	994	1,306
Equity in loss from unconsolidated entities, including $50.1 million and $26.9 million, respectively, of the Company’s share of SFAS 144 valuation adjustments related to assets of unconsolidated entities for the six months ended May 31, 2009 and 2008	62,807	41,899
Distributions of earnings from unconsolidated entities	1,739	7,892
Minority interest (income) expense, net	(8,254)	16
Share-based compensation expense	15,592	14,873
Tax provision from share-based awards	—	(3,985)
Deferred income tax benefit	—	(196,346)
Valuation adjustments and write-offs of option deposits and pre-acquisition costs	137,471	217,384
Changes in assets and liabilities:
Increase in restricted cash	(16,162)	(13,223)
Decrease in receivables	235,110	1,035,694
Decrease in inventories, excluding valuation adjustments and write-offs of option deposits and pre-acquisition costs	225,014	19,298
Decrease (increase) in other assets	17,740	(1,061)
(Increase) decrease in financial services loans held-for-sale	(38,629)	78,394
Decrease in accounts payable and other liabilities	(109,742)	(244,602)

Net cash provided by operating activities	252,729	766,795

Cash flows from investing activities:
Net additions to operating properties and equipment	(649)	(946)
Contributions to unconsolidated entities	(118,312)	(231,016)
Distributions of capital from unconsolidated entities	3,707	54,442
Decrease in financial services loans held-for-investment	2,843	2,667
Purchases of investment securities	(84)	(113,448)
Proceeds from sales and maturities of investment securities	14,579	109,029
Net cash used in investing activities	(97,916)	(179,272)

Cash flows from financing activities:
Net borrowings (repayments) under financial services debt	50,924	(214,164)
Proceeds from 12.25% senior notes due 2017	392,392	—
Debt issuance costs of 12.25% senior notes due 2017	(5,500)	—
Redemption of 7 5/8% senior notes due 2009	(281,477)	—
Proceeds from other borrowings	15,788	873
Principal payments on other borrowings	(52,597)	(76,513)
Exercise of land option contracts from an unconsolidated land investment venture	(8,075)	(31,606)
Receipts related to minority interests	3,558	5,005
Payments related to minority interests	(3,366)	(3,535)
Common stock:
Issuances	123,780	224
Repurchases	(1,075)	(1,541)
Dividends	(13,256)	(51,411)

Net cash provided by (used in) financing activities	$221,096	(372,668)

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows — (Continued)
(In thousands)
(unaudited)

	Six Months Ended
	May 31,
	2009	2008
Net increase in cash and cash equivalents	$375,909	214,855
Cash and cash equivalents at beginning of period	1,203,422	795,194

Cash and cash equivalents at end of period	$1,579,331	1,010,049

Summary of cash and cash equivalents:
Homebuilding	$1,447,011	882,433
Financial services	132,320	127,616

	$1,579,331	1,010,049

Supplemental disclosures of non-cash investing and financing activities:
Non-cash contributions to unconsolidated entities	$239	25,252
Non-cash distributions from unconsolidated entities	$90,080	46,380
See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
(1) Basis of Presentation
Basis of Consolidation
     The accompanying condensed consolidated financial statements include the accounts of Lennar Corporation and all subsidiaries, partnerships and other entities in which Lennar Corporation has a controlling interest and variable interest entities (see Note 15) in which Lennar Corporation is deemed to be the primary beneficiary (the “Company”). The Company’s investments in both unconsolidated entities in which a significant, but less than controlling, interest is held and in variable interest entities in which the Company is not deemed to be the primary beneficiary, are accounted for by the equity method. All intercompany transactions and balances have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended November 30, 2008. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the accompanying condensed consolidated financial statements have been made.
     The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The condensed consolidated statements of operations for the three and six months ended May 31, 2009 are not necessarily indicative of the results to be expected for the full year.
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
     Operations of the Financial Services segment include mortgage financing, title insurance, closing services and to a much lesser extent other ancillary services (including high-speed Internet and cable television) for both buyers of the Company’s homes and others. Substantially all of the loans the Financial Services segment originates are sold in the secondary mortgage market on a servicing released, non-recourse basis; although, the Company remains liable for certain limited representations and warranties related to loan sales. The Financial Services segment operates generally in the same states as the Company’s homebuilding operations, as well as in other states.
     Evaluation of segment performance is based primarily on operating earnings (loss) before (provision) benefit for income taxes. Operating earnings (loss) for the homebuilding segments consist of revenues generated from the sales of homes and land, equity in earnings (loss) from unconsolidated entities, other income (expense), net and minority interest income (expense), net, less the cost of homes and land sold and selling, general and administrative expenses. Homebuilding operating loss for the six months ended May 31, 2009 includes the following:
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
     Financial Services operating earnings (loss) consist of revenues generated from mortgage financing, title insurance, closing services, and to a much lesser extent other ancillary services (including high-speed Internet and cable television) less the cost of such services and certain selling, general and administrative expenses incurred by the Financial Services segment.
     Each reportable segment follows the same accounting principles described in Note 1 — “Summary of Significant Accounting Policies” to the consolidated financial statements in the Company’s 2008 Annual Report on Form 10-K. Operational results of each segment are not necessarily indicative of the results that would have occurred had the segment been an independent stand alone entity during the periods presented.

     Financial information relating to the Company’s operations was as follows:

	May 31,	November 30,
(In thousands)	2009	2008
Assets:
Homebuilding East	$1,578,175	1,588,299
Homebuilding Central	723,560	774,412
Homebuilding West	1,857,721	2,022,787
Homebuilding Houston	239,708	267,628
Homebuilding Other	833,646	849,726
Financial Services	656,126	607,978
Corporate and unallocated	1,394,051	1,314,068

Total assets	$7,282,987	7,424,898

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2009	2008	2009	2008
Revenues:
Homebuilding East	$229,047	267,783	409,745	579,802
Homebuilding Central	92,589	149,104	155,298	292,492
Homebuilding West	277,717	375,130	418,943	704,930
Homebuilding Houston	116,876	127,506	197,904	238,987
Homebuilding Other	89,000	127,021	152,373	224,109
Financial Services	86,624	81,372	150,653	150,509

Total revenues (1)	$891,853	1,127,916	1,484,916	2,190,829

Operating earnings (loss):
Homebuilding East	$(1,203)	(48,042)	(33,278)	(71,312)
Homebuilding Central	(18,528)	(25,848)	(45,130)	(43,206)
Homebuilding West	(88,258)	(74,365)	(147,203)	(138,605)
Homebuilding Houston	6,217	9,392	6,432	15,202
Homebuilding Other	(8,166)	(1,721)	(17,301)	(12,443)
Financial Services	16,539	(3,014)	17,031	(12,706)

Total operating loss	(93,399)	(143,598)	(219,449)	(263,070)
Corporate and unallocated	(30,239)	(29,584)	(58,270)	(64,406)

Loss before (provision) benefit for income taxes	$(123,638)	(173,182)	(277,719)	(327,476)

(1)	Total revenues are net of sales incentives of $165.2 million ($52,600 per home delivered) and $273.1 million ($51,800 per home delivered), respectively, for the three and six months ended May 31, 2009, compared to $181.6 million ($48,700 per home delivered) and $346.5 million ($48,400 per home delivered), respectively, for the three and six months ended May 31, 2008.

     Valuation adjustments and write-offs relating to the Company’s operations were as follows:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2009	2008	2009	2008
SFAS 144 valuation adjustments to finished homes, CIP and land on which the Company intends to build homes:
East	$8,793	34,176	22,271	42,282
Central	2,173	17,382	10,254	19,049
West	15,626	20,140	34,024	30,060
Houston	97	—	243	112
Other	7,869	1,922	8,546	8,346

Total	34,558	73,620	75,338	99,849

SFAS 144 valuation adjustments to land the Company intends to sell or has sold to third parties:
East	1,978	1,135	2,117	2,507
Central	1,100	336	1,178	9,569
West	2,528	623	2,528	4,815
Houston	—	45	—	109
Other	—	7	—	601

Total	5,606	2,146	5,823	17,601

Write-offs of option deposits and pre-acquisition costs:
East	—	3,124	5,780	10,178
Central	—	51	82	4,130
West	1,188	843	1,703	4,207
Houston	—	480	721	745
Other	653	2,088	3,786	4,178

Total	1,841	6,586	12,072	23,438

Company’s share of SFAS 144 valuation adjustments related to assets of unconsolidated entities:
East	251	3,084	251	7,241
Central	854	—	854	158
West	48,945	4,926	48,945	18,951
Houston	—	—	—	—
Other	—	—	—	597

Total	50,050	8,010	50,050	26,947

APB 18 valuation adjustments to investments in unconsolidated entities:
East	—	9,158	2,566	10,095
Central	4,537	193	12,155	421
West	2,476	37,507	28,026	65,946
Houston	—	—	—	—
Other	—	—	1,491	34

Total	7,013	46,858	44,238	76,496

Total valuation adjustments and write-offs of option deposits and pre-acquisition costs	$99,068	137,220	187,521	244,331

     During the second quarter of 2009, the housing market experienced an increase in sales compared to the first quarter of 2009 as more homebuyers took advantage of increased affordability, declining home prices, historically low interest rates and government stimulus programs. Despite the increase in sales, rising unemployment, increased foreclosures and tighter credit standards continue to present challenges for the industry to generate sales at a more robust pace and at stabilized pricing. Market conditions continued

to be depressed and have resulted in valuation adjustments and write-offs of option deposits and pre-acquisition costs related to land under development that the Company does not intend to purchase and higher than historical sales incentives.
     Further deterioration in the homebuilding market could cause additional pricing pressures and slower absorption, which could lead to additional valuation adjustments in the future. In addition, market conditions could cause the Company to re-evaluate its strategy regarding certain assets that could result in further valuation adjustments and/or additional write-offs of option deposits and pre-acquisition costs due to abandonment of those option contracts.
(3) Investments in Unconsolidated Entities
     Summarized condensed financial information on a combined 100% basis related to unconsolidated entities in which the Company has investments that are accounted for by the equity method was as follows:
Statements of Operations

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2009	2008	2009	2008
Revenues	$53,460	219,709	119,243	617,268
Costs and expenses	580,167	293,115	695,365	790,137

Net loss of unconsolidated entities (1)	$(526,707)	(73,406)	(576,122)	(172,869)

The Company’s share of net loss — recognized (2)	$(59,890)	(18,919)	(62,807)	(41,899)

(1)	The net loss of unconsolidated entities for the three and six months ended May 31, 2009 was primarily related to valuation adjustments recorded by the unconsolidated entities. The Company’s exposure to such losses was significantly lower as a result of its small ownership interest in the respective unconsolidated entities or its previous APB 18 valuation adjustments to its investments in unconsolidated entities.

(2)	For both the three and six months ended May 31, 2009, the Company’s share of net loss recognized from unconsolidated entities includes $50.1 million of SFAS 144 valuation adjustments related to assets of unconsolidated entities in which the Company has investments, compared to $8.0 million and $26.9 million, respectively, for the three and six months ended May 31, 2008.
Balance Sheets

	May 31,	November 30,
(In thousands)	2009	2008
Assets:
Cash and cash equivalents	$101,732	135,081
Inventories	6,310,591	7,115,360
Other assets	399,122	541,984

	$6,811,445	7,792,425

Liabilities and equity:
Accounts payable and other liabilities	$888,445	1,042,002
Debt	3,830,855	4,062,058
Equity of:
The Company	656,280	766,752
Others	1,435,865	1,921,613

Total equity of unconsolidated entities	2,092,145	2,688,365

	$6,811,445	7,792,425

The Company’s equity in its unconsolidated entities	31%	29%

     In fiscal 2007, the Company sold a portfolio of land consisting of approximately 11,000 homesites in 32 communities located throughout the country to a strategic land investment venture with Morgan Stanley Real Estate Fund II, L.P., an affiliate of Morgan Stanley & Co., Inc., in which the Company has a 20% ownership interest and 50% voting rights. Due to the Company’s continuing involvement, the transaction did not qualify as a sale by the Company under GAAP; thus, the inventory has remained on the Company’s consolidated balance sheet in consolidated inventory not owned. As of May 31, 2009 and November 30, 2008, the portfolio of land (including land development costs) of $502.3 million and $538.4 million, respectively, is reflected as inventory in the summarized condensed financial information related to unconsolidated entities in which the Company has investments. The decrease in inventory from November 30, 2008 to May 31, 2009 resulted from valuation adjustments of $41.6 million recorded by the land investment venture of which the Company recorded $8.3 million during the three months ended May 31, 2009 for its share of such charges.
     In June 2008, LandSource Communities Development LLC (“LandSource”) and a number of its subsidiaries commenced proceedings under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The bankruptcy filing could result in LandSource losing some or all of the properties it owns and termination of the Company’s management agreement with LandSource, claims against the Company and a substantial reduction (or total elimination) of the Company’s 16% ownership interest in LandSource, which had a carrying value of zero at May 31, 2009. In the second quarter of 2009, the Company submitted a nonbinding proposal to acquire an interest in LandSource as well as to purchase certain of LandSource’s assets, which would also result in the settlement of all outstanding claims between LandSource and the Company. The Unsecured Creditors Committee has filed an opposition to this proposal.
     The consolidated assets and liabilities of LandSource were $1.7 billion and $1.8 billion, respectively, at May 31, 2009. At November 30, 2008, the consolidated assets and liabilities of LandSource were both $1.8 billion. These amounts represent the carrying amounts and have not been adjusted for the previously disclosed LandSource bankruptcy.
     The unconsolidated entities in which the Company has investments usually finance their activities with a combination of partner equity and debt financing. In some instances, the Company and its partners have guaranteed debt of certain unconsolidated entities.
     The summary of the Company’s net recourse exposure related to the unconsolidated entities in which the Company has investments was as follows:

	May 31,	November 30,
(In thousands)	2009	2008
Several recourse debt — repayment	$62,434	78,547
Several recourse debt — maintenance	110,717	167,941
Joint and several recourse debt — repayment	156,277	138,169
Joint and several recourse debt — maintenance	90,508	123,051
Land seller debt and other debt recourse exposure	2,420	12,170

The Company’s maximum recourse exposure	422,356	519,878
Less: joint and several reimbursement agreements with the Company’s partners	(121,744)	(127,428)

The Company’s net recourse exposure	$300,612	392,450

     During the six months ended May 31, 2009, the Company reduced its maximum recourse exposure related to unconsolidated entities by $97.5 million, of which $56.4 million was paid by the Company and $41.1 million related to the joint ventures selling inventory, dissolution of joint ventures and renegotiation of joint venture debt agreements. In addition, during the three and six months ended May 31, 2009, the Company recorded $4.2 million and $27.9 million, respectively, of obligation guarantees related to debt of certain of its joint ventures. As of May 31, 2009, $12.9 million was recorded as a liability.
     The Company’s senior unsecured revolving credit facility (the “Credit Facility”) requires the Company to effect quarterly reductions of its maximum recourse exposure related to joint ventures in which it has investments by a total of $200 million to $535 million by November 30, 2009, which it has already accomplished as of May 31, 2009. The Company must also effect quarterly reductions during its 2010 fiscal year totaling $180 million to $355 million of which the Company has already reduced it by $33.2 million. During the first six months of its 2011 fiscal year the Company must reduce its maximum recourse exposure related to joint ventures by $80 million to $275 million (see Note 9).
     If the joint ventures are unable to reduce their debt, where there is recourse to the Company, through the sale of inventory or other means, then the Company and its partners may be required to contribute capital to the joint ventures.

     The recourse debt exposure in the previous table represents the Company’s maximum recourse exposure to loss from guarantees and does not take into account the underlying value of the collateral or the other assets of the borrowers that are available to repay the debt or to reimburse the Company for any payments on its guarantees. The Company’s unconsolidated entities that have recourse debt have a significant amount of assets and equity. The summarized balance sheets of the Company’s unconsolidated entities with recourse debt were as follows:

	May 31,	November 30,
(In thousands)	2009	2008
Assets	$1,850,941	2,846,819
Liabilities	1,166,517	1,565,148
Equity (1)	684,424	1,281,671

(1)	The decrease in equity of the Company’s unconsolidated entities with recourse debt relates primarily to valuation adjustments recorded by the unconsolidated entities during the six months ended May 31, 2009. The Company’s exposure to such losses was significantly lower as a result of its small ownership interest in the respective unconsolidated entities or its previous APB 18 valuation adjustments to its investments in unconsolidated entities.
     In addition, in most instances in which the Company has guaranteed debt of an unconsolidated entity, the Company’s partners have also guaranteed that debt and are required to contribute their share of the guarantee payments. Some of the Company’s guarantees are repayment and maintenance guarantees. In a repayment guarantee, the Company and its venture partners guarantee repayment of a portion or all of the debt in the event of a default before the lender would have to exercise its rights against the collateral. In the event of default, if the Company’s venture partner does not have adequate financial resources to meet its obligations under the reimbursement agreement, the Company may be liable for more than its proportionate share, up to its maximum recourse exposure, which is the full amount covered by the joint and several guarantee. The maintenance guarantees only apply if the value of the collateral (generally land and improvements) is less than a specified percentage of the loan balance. If the Company is required to make a payment under a maintenance guarantee to bring the value of the collateral above the specified percentage of the loan balance, the payment would constitute a capital contribution or loan to the unconsolidated entity and increase the Company’s share of any funds the unconsolidated entity distributes.
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
     During the three months ended May 31, 2009, there were no payments under completion guarantees. During the six months ended May 31, 2009, the Company made payments of $5.6 million under completion guarantees. During the three and six months ended May 31, 2009, loan paydowns, including amounts paid under the Company’s repayment guarantees, were $19.7 million and $38.5 million, respectively. Additionally, during both the three and six months ended May 31, 2009, amounts paid under the Company’s maintenance guarantees were $18.0 million. These guarantee payments are recorded primarily as contributions to the Company’s unconsolidated entities.
     In accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, as of May 31, 2009, the fair values of the maintenance guarantees, repayment guarantees and completion guarantees were not material. The Company believes that as of May 31, 2009, in the event it becomes legally obligated to perform under a guarantee of the obligation of an unconsolidated entity due to a triggering event under a guarantee, most of the time the collateral should be sufficient to repay at least a significant portion of the obligation or the Company and its partners would contribute additional capital into the venture.

     In certain instances, the Company has placed performance letters of credit and surety bonds with municipalities for its joint ventures (see Note 9).
     The total debt of the unconsolidated entities in which the Company has investments was as follows:

	May 31,	November 30,
	2009	2008
(In thousands)
The Company’s net recourse exposure	$300,612	392,450
Reimbursement agreements from partners	121,744	127,428

The Company’s maximum recourse exposure	$422,356	519,878

Partner several recourse	$204,930	285,519
Non-recourse land seller debt and other debt	83,891	90,519
Non-recourse bank debt with completion guarantees – excluding LandSource	700,544	820,435
Non-recourse bank debt without completion guarantees – excluding LandSource	1,026,218	994,580
Non-recourse bank debt without completion guarantees – LandSource	1,392,916	1,351,127

Non-recourse debt to the Company	3,408,499	3,542,180

Total debt	$3,830,855	4,062,058

The Company’s maximum recourse exposure as a % of total JV debt	11%	13%

(4) Income Taxes
FIN 48
     At May 31, 2009 and November 30, 2008, the Company had $99.1 million and $100.2 million, respectively, of gross unrecognized tax benefits. During the three months ended May 31, 2009, total unrecognized tax benefits decreased by $1.1 million as a result of the completion of various state examinations. Although the Company has not recognized these benefits, $25.4 million would affect the Company’s effective tax rate if the Company were to recognize these tax benefits.
     The Company expects the total amount of unrecognized tax benefits to decrease by $60.9 million within twelve months as a result of the settlement of certain tax accounting items with the IRS with respect to the prior examination cycle that carried over to the current years under examination, and as a result of the conclusion of examinations with a number of state taxing authorities. The majority of these items were previously recorded as deferred tax liabilities and the settlement will not affect the Company’s tax rate.
     At May 31, 2009, the Company had $36.5 million accrued for interest and penalties, of which $1.5 million and $3.4 million, respectively, was recorded during the three and six months ended May 31, 2009 in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, (“FIN 48”). At November 30, 2008, the Company had $33.5 million accrued for interest and penalties.
     The IRS is currently examining the Company’s federal income tax returns for fiscal years 2005 through 2009, and certain state taxing authorities are examining various fiscal years. The final outcome of these examinations is not yet determinable. The statute of limitations for the Company’s major tax jurisdictions remains open for examination for fiscal years 2002 through 2009.
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

     During fiscal 2008, the Company established a full valuation allowance against its deferred tax assets totaling $730.8 million. Based upon an evaluation of all available evidence, during the three and six months ended May 31, 2009, the Company recorded an additional valuation allowance of $44.4 million and $102.2 million, respectively, against the entire amount of deferred tax assets generated as a result of its net loss during the periods. The Company’s cumulative loss position over the evaluation period and the current uncertain and volatile market conditions were significant evidence supporting the need for a valuation allowance. As a result, as of May 31, 2009, the Company’s deferred tax assets valuation allowance was $833.0 million. In future periods, the allowance could be reduced based on sufficient evidence indicating that it is more likely than not that a portion or all of the Company’s deferred tax assets will be realized.
(5) Loss Per Share
     Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. As a result of the Company’s net loss during all periods presented, the weighted average number of shares of common stock used for calculating basic and diluted loss per share are the same because the inclusion of securities or other contracts to issue common stock would be anti-dilutive. Basic and diluted loss per share was calculated as follows:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands, except per share amounts)	2009	2008	2009	2008
Numerator for basic and diluted loss per share — net loss	$(125,185)	(120,916)	(281,114)	(209,132)

Denominator for basic and diluted loss per share — weighted average shares	164,582	158,347	161,601	158,275

Basic and diluted loss per share	$(0.76)	(0.76)	(1.74)	(1.32)

     Options to purchase 7.3 million and 4.8 million shares, respectively, of common stock were outstanding and anti-dilutive for the three months ended May 31, 2009 and 2008. Options to purchase 8.0 million and 5.4 million shares, respectively, of common stock were outstanding and anti-dilutive for the six months ended May 31, 2009 and 2008.

(6) Financial Services
     The assets and liabilities related to the Financial Services segment were as follows:

	May 31,	November 30,
(In thousands)	2009	2008
Assets:
Cash and cash equivalents	$132,320	111,954
Restricted cash	37,363	21,977
Receivables, net (1)	158,215	133,641
Loans held-for-sale (2)	227,200	190,056
Loans held-for-investment, net	23,994	58,339
Investments held-to-maturity	4,777	19,139
Goodwill	34,046	34,046
Other (3)	38,211	38,826

	$656,126	607,978

Liabilities:
Notes and other debts payable	$276,708	225,783
Other (4)	197,465	191,050

	$474,173	416,833

(1)	Receivables, net primarily relate to loans sold to investors for which the Company had not yet been paid as of May 31, 2009 and November 30, 2008, respectively.

(2)	Loans held-for-sale relate to unsold loans as of May 31, 2009 and November 30, 2008, respectively, carried at fair value.

(3)	Other assets include mortgage loan commitments of $1.6 million and $4.4 million, respectively, as of May 31, 2009 and November 30, 2008, carried at fair value. Other assets also include forward contracts of $2.8 million as of May 31, 2009, carried at fair value.

(4)	Other liabilities include forward contracts of $6.5 million as of November 30, 2008, carried at fair value.
     At May 31, 2009, the Financial Services segment had a warehouse repurchase facility that was renewed in May 2009 and matures in June 2010 ($75 million, plus a $25 million temporary accordion feature that expired in June 2009), and a warehouse repurchase facility, which matured in June 2009 ($150 million). The Financial Services segment uses these facilities to finance its lending activities until the mortgage loans are sold to investors and expects both facilities to be renewed or replaced with other facilities when they mature. Borrowings under the lines of credit were $207.4 million and $209.5 million, respectively, at May 31, 2009 and November 30, 2008 and were collateralized by mortgage loans and receivables on loans sold to investors but not yet paid for with outstanding principal balances of $285.0 million and $281.2 million, respectively, at May 31, 2009 and November 30, 2008. If the facilities are not renewed, the borrowings under the lines of credit will be paid off by selling the mortgage loans held-for-sale to investors and by collecting on receivables on loans sold but not yet paid. Without the facilities, the Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities.
     In June 2009, the Financial Services segment amended its warehouse repurchase facility, increasing its maximum aggregate commitment from $75 million to $200 million. The Financial Services segment also renewed its other warehouse repurchase facility, reducing its maximum aggregate commitment from $150 million to $100 million and extending the facility until December 2009.
     At May 31, 2009, the Financial Services segment also had an on going 60-day committed repurchase facility for $75 million. The Financial Services segment had advances under this facility totaling $69.2 million and $5.2 million, respectively, at May 31, 2009 and November 30, 2008 and were collateralized by mortgage loans and receivables on loans sold to investors but not yet paid for with outstanding principal balances of $70.7 million and $5.5 million, respectively, at May 31, 2009 and November 30, 2008. At November 30, 2008, the Financial Services segment had advances under a different conduit funding agreement totaling $10.8 million, which was collateralized by mortgage loans.

(7) Cash and Cash Equivalents
     Cash and cash equivalents as of May 31, 2009 and November 30, 2008 included $8.7 million and $9.8 million, respectively, of cash held in escrow for approximately three days.
(8) Restricted Cash
     Restricted cash consists of customer deposits on home sales held in restricted accounts until title transfers to the homebuyer, as required by the state and local governments in which the homes were sold.
(9) Senior Notes and Other Debts Payable

	May 31,	November 30,
(Dollars in thousands)	2009	2008
5.125% senior notes due 2010	$279,918	299,877
5.95% senior notes due 2011	249,667	249,615
5.95% senior notes due 2013	347,156	346,851
5.50% senior notes due 2014	248,224	248,088
5.60% senior notes due 2015	501,522	501,618
6.50% senior notes due 2016	249,746	249,733
12.25% senior notes due 2017	392,392	—
7 5/8% senior notes due 2009	—	280,976
Mortgage notes on land and other debt	396,228	368,177

	$2,664,853	2,544,935

     The Company’s Credit Facility consists of a $1.1 billion revolving credit facility that matures in July 2011. As of May 31, 2009, in order to be able to borrow under the Credit Facility, the Company is required to first use its cash in excess of $750 million. As of May 31, 2009, the Company had no availability to borrow under the Credit Facility.
     The Credit Facility is guaranteed by substantially all of the Company’s subsidiaries. Interest rates on outstanding borrowings are LIBOR-based, with margins determined based on changes in the Company’s credit ratings, or an alternate base rate, as described in the Credit Facility agreement. At both May 31, 2009 and November 30, 2008, the Company had no outstanding balance under the Credit Facility. However, at May 31, 2009 and November 30, 2008, $223.4 million and $275.2 million, respectively, of the Company’s total letters of credit outstanding discussed below, were collateralized against certain borrowings available under the Credit Facility.
     The Company’s performance letters of credit outstanding were $118.5 million and $167.5 million, respectively, at May 31, 2009 and November 30, 2008. The Company’s financial letters of credit outstanding were $238.7 million and $278.5 million, respectively, at May 31, 2009 and November 30, 2008. Performance letters of credit are generally posted with regulatory bodies to guarantee the Company’s performance of certain development and construction activities and financial letters of credit are generally posted in lieu of cash deposits on option contracts. Additionally, at May 31, 2009, the Company had outstanding performance and surety bonds related to site improvements at various projects (including certain projects of the Company’s joint ventures) of $912.3 million. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all development and construction activities are completed. As of May 31, 2009, there were approximately $363.1 million, or 40%, of costs to complete related to these site improvements. The Company does not presently anticipate any draws upon these bonds, but if such draws occur, the Company does not believe they would have a material effect on its financial position, results of operations or cash flows.
     At May 31, 2009, the Company believes it was in compliance with its debt covenants. Under the Credit Facility agreement, the Company is required to maintain a leverage ratio of less than or equal to 55% at the end of each fiscal quarter during the Company’s 2009 fiscal year and a leverage ratio of less than or equal to 52.5% for its 2010 fiscal year and through the maturity of the Company’s Credit Facility in 2011. If the Company’s adjusted consolidated tangible net worth, as calculated per the Credit Facility agreement, falls below $1.6 billion, the Company’s Credit Facility would be reduced from $1.1 billion to

$0.9 billion. In no event may the Company’s adjusted consolidated tangible net worth, as calculated per the Credit Facility agreement, be less than $1.3 billion. As of May 31, 2009, the Company’s leverage ratio and adjusted consolidated tangible net worth, calculated per the Credit Facility agreement (which involves adjustments to GAAP financial measures, as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations) were 50% and $2.1 billion, respectively.
     In addition to other requirements, the Credit Facility requires the Company to effect quarterly reductions of its maximum recourse exposure related to joint ventures in which it has investments by a total of $200 million to $535 million by November 30, 2009, which it has already accomplished as of May 31, 2009. The Company must also effect quarterly reductions during its 2010 fiscal year totaling $180 million to $355 million of which the Company has already reduced it by $33.2 million. During the first six months of its 2011 fiscal year the Company must reduce its maximum recourse exposure related to joint ventures by $80 million to $275 million.
     If the joint ventures are unable to reduce their debt, where there is recourse to the Company, through the sale of inventory or other means, then the Company and its partners may be required to contribute capital to the joint ventures.
     In March 2009, the Company retired its $281 million 7 5/8% senior notes due March 2009 for 100% of the outstanding principal amount, plus accrued and unpaid interest as of the maturity date.
     In April 2009, the Company issued $400 million of 12.25% senior notes due 2017 (the “12.25% Senior Notes”) at a price of 98.098% in a private placement. Proceeds from the offering, after payment of initial purchaser’s discount and expenses, are $386.7 million. The Company added the proceeds to the Company’s working capital to be used for general corporate purposes, which may include the repayment or repurchase of its near-term maturities or of debt of its joint ventures that it has guaranteed. Interest on the 12.25% Senior Notes is due semi-annually. The 12.25% Senior Notes are unsecured and unsubordinated, and are guaranteed by substantially all of the Company’s subsidiaries. At May 31, 2009, the carrying amount of the 12.25% Senior Notes was $392.4 million.
     In connection with the private placement of the 12.25% Senior Notes, the Company agreed that within 120 days it would offer to exchange substantially identical 12.25% senior notes that have been registered under the Securities Act of 1933 for the 12.25% Senior Notes that the Company issued under the private placement. The Company has filed a registration statement with the SEC for the purposes of exchanging the 12.25% Senior Notes.
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

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2009	2008	2009	2008
Warranty reserve, beginning of period	$139,696	152,942	129,449	164,842
Warranties issued during the period	7,888	11,584	13,281	21,946
Adjustments to pre-existing warranties from changes in estimates	9,704	(5,651)	28,780	(2,012)
Payments	(15,114)	(25,933)	(29,336)	(51,834)

Warranty reserve, end of period	$142,174	132,942	142,174	132,942

     Adjustments to pre-existing warranties from changes in estimates for the three and six months ended May 31, 2009 include an adjustment for warranty issues related to drywall manufactured in China and purchased and installed by various of the Company’s subcontractors. Defective Chinese drywall appears to be an industry-wide issue as other homebuilders have publicly disclosed that they are experiencing similar issues with defective Chinese drywall.
     As of May 31, 2009, the Company had identified approximately 400 homes delivered in Florida primarily during its 2006 and 2007 fiscal years that are confirmed to have defective Chinese drywall and resulting damage. This represents a small percentage of homes the Company delivered in Florida (2.1%) and nationally (0.5%) during those fiscal years in the aggregate.
     Based on its efforts to date, the Company has not identified defective Chinese drywall in homes delivered by the Company outside of Florida. The Company is currently unable to reasonably estimate its future exposure relating to defective Chinese drywall. However, the Company is continuing its investigation of homes it delivered during the relevant time period in order to determine whether there are additional homes, not yet inspected, with defective Chinese drywall and resulting damage. The outcome of the Company’s inspections might require it to increase its warranty reserve in the future.
      Through May 31, 2009, the Company has accrued $39.8 million of warranty reserves related to homes identified as having defective Chinese drywall. As of May 31, 2009, the warranty reserve, net of payments, was $34.4 million. The Company has a $20.7 million receivable for covered damages under its insurance coverage relative to the cost it expects to incur in remedying the homes confirmed to have defective Chinese drywall and resulting damage. The Company is seeking reimbursement from its subcontractors, insurers and others for costs the Company expects to incur to investigate and repair defective Chinese drywall and resulting damage.
(11) Stockholders’ Equity
     The Company has a stock repurchase program which permits the purchase of up to 20 million shares of its outstanding common stock. There were no share repurchases during the three and six months ended May 31, 2009. As of May 31, 2009, 6.2 million shares of common stock can be repurchased in the future under the program. Treasury stock increased by 0.1 million and 0.2 million common shares, respectively, during the three and six months ended May 31, 2009, in connection with activity related to the Company’s equity compensation plan and forfeitures of restricted stock.
     During April 2009, the Company entered into distribution agreements (equity draw-down program) with J.P. Morgan Securities, Inc., Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Deutsche Bank Securities Inc., relating to an offering of the Company’s Class A common stock into the market from time to time for an aggregate of up to $275 million. As of May 31, 2009, the Company had sold a total of 12.8 million shares of its Class A common stock under the equity offering for gross proceeds of $126.3 million, or an average of $9.86 per share. After compensation to the distributors of $2.5 million, the Company received net proceeds of $123.8 million. The Company will use the proceeds from the offering for general corporate purposes which may include acquisitions.
(12) Share-Based Payment
     During the three months ended May 31, 2009 and 2008, compensation expense related to the Company’s share-based payment awards was $7.9 million and $8.5 million, respectively, of which $3.0 million and $3.5 million, respectively, related to stock options and $4.9 million and $5.0 million, respectively, related to awards of restricted common stock (“nonvested shares”). During the six months ended May 31, 2009 and 2008, compensation expense related to the Company’s share-based payment awards was $15.6 million and $14.9 million, respectively, of which $6.0 million and $6.9 million, respectively, related to stock options and $9.6 million and $8.0 million, respectively, related to nonvested shares. During the three months ended May 31, 2009, the Company granted an immaterial amount of stock options and did not issue any nonvested shares. During the three months ended May 31, 2008, the Company granted an immaterial amount of stock options and issued an immaterial amount of nonvested shares. During the six months ended May 31, 2009, the Company granted an immaterial amount of stock options and did not issue any nonvested shares. During the six months ended May 31, 2008, the Company granted an immaterial amount of stock options and issued 1.1 million nonvested shares.
(13) Comprehensive Loss
     Comprehensive loss represents changes in stockholders’ equity from non-owner sources. The components of comprehensive loss were as follows:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2009	2008	2009	2008
Net loss	$(125,185)	(120,916)	(281,114)	(209,132)
Unrealized gain (loss) on Company’s portion of unconsolidated entity’s interest rate swap liability, net of tax	—	848	—	(751)

Comprehensive loss	$(125,185)	(120,068)	(281,114)	(209,883)

(14) Fair Value Disclosures
     SFAS No. 157, Fair Value Measurements, (“SFAS 157”), provides a framework for measuring fair value, expands disclosures about fair value measurements and establishes a fair value hierarchy which prioritizes the inputs used in measuring fair value summarized as follows:
     Level 1: Fair value determined based on quoted prices in active markets for identical assets.
     Level 2: Fair value determined using significant other observable inputs.
     Level 3: Fair value determined using significant unobservable inputs.
     The Company’s financial instruments measured at fair value on a recurring basis are all within the Company’s Financial Services segment and are summarized below:

	Fair Value	Fair Value at
Financial Instruments	Hierarchy	May 31, 2009
(Dollars in thousands)
Loans held-for-sale (1)	Level 2	$227,200
Mortgage loan commitments	Level 2	1,557
Forward contracts	Level 2	2,756

(1)	The aggregate fair value of loans held-for-sale of $227.2 million exceeds its aggregate principal balance of $225.7 million by $1.5 million.
     SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“SFAS 159”) permits entities to measure various financial instruments and certain other items at fair value on a contract-by-contract basis. The Company elected the fair value option for its loans held-for-sale for mortgage loans originated subsequent to February 29, 2008, and as a result, the Company’s loans held-for-sale as of May 31, 2009 are carried at fair value. Management believes carrying loans held-for-sale at fair value improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions. In addition, the Company also applies Staff Accounting Bulletin (“SAB”) No. 109, Written Loan Commitments Recorded at Fair Value through Earnings, (“SAB 109”) to its rights to service a mortgage loan and recognizes revenue upon entering into an interest rate lock loan commitment with a borrower. The fair value of these servicing rights is included in the Company’s loans held-for-sale balance as of May 31, 2009. Fair value of the servicing rights is determined based on quoted market prices, where available, or the prices for other mortgage whole loans with similar characteristics.

     The Company’s assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded valuation adjustments and write-offs during the current period. The assets measured at fair value on a nonrecurring basis are all within the Company’s Homebuilding operations and are summarized below:

Non-financial Assets	Fair Value Hierarchy	Fair Value at May 31, 2009	Total Losses (1)
(Dollars in thousands)
Finished homes and construction in progress (2)	Level 3	$94,452	(34,619)
Land under development (3)	Level 3	10,233	(5,545)
Investments in unconsolidated entities (4)	Level 3	(4,479)	(7,013)

(1)	Represents total losses recorded during the three months ended May 31, 2009.

(2)	In accordance with SFAS 144, finished homes and construction in progress with a carrying value of $129.1 million were written down to their fair value of $94.5 million, resulting in an impairment charge of $34.6 million, which was included in homebuilding costs and expenses in the Company’s statement of operations for three months ended May 31, 2009.

(3)	In accordance with SFAS 144, land under development with a carrying value of $15.8 million was written down to its fair value of $10.2 million, resulting in an impairment charge of $5.6 million, which was included in homebuilding costs and expenses in the Company’s statement of operations for the three months ended May 31, 2009.

(4)	In accordance with APB 18, investments in unconsolidated entities with an aggregate carrying value of $2.5 million were written down to their fair value of ($4.5) million, which primarily represents the Company’s obligation for guarantees related to debt of certain unconsolidated entities recorded as a liability as of May 31, 2009. The impairment charge of $7.0 million was included in other income (expense), net in the Company’s statement of operations for the three months ended May 31, 2009.
     Finished homes and construction in progress and land under development are included within inventories. Inventories are stated at cost unless the inventory within a community is determined to be impaired, in which case the impaired inventory is written down to fair value. The Company reviews its inventory for impairment by evaluating each community during each reporting period. The inventory within each community is categorized as finished homes and construction in progress or land under development based on the development stage of the community. There were 435 and 588 active communities as of May 31, 2009 and May 31, 2008, respectively, each of which was reviewed for impairment. SFAS 144 requires that if the undiscounted cash flows expected to be generated by an asset are less than its carrying amount, an impairment charge should be recorded to write-down the carrying amount of such asset to its fair value.
     The Company estimates the fair value of its communities using a discounted cash flow model. In determining the projected cash flows of a community, the Company primarily uses estimates related to market supply and demand, product type by community, homesite sizes, sales pace, sales prices, sales incentives, construction costs, sales and marketing expenses, the local economy, competitive conditions, labor costs, costs of materials and other factors for that particular community. Every homebuilding division evaluates the historical performance of each of its communities and the current trends in the market and economy impacting the community and its surrounding areas. These trends are analyzed for each of the estimates listed above. For example, since the start of the downturn in the housing market, the Company has reduced its construction costs in many communities, and this reduction in construction costs, in addition to changes in product type, has impacted future estimated cash flows. Using all of the trend information available, the division provides its best estimate of projected cash flows for each community. While many of the estimates are calculated based on trends, all estimates are subjective and change from market to market; and from community to community as market and economic conditions change. The determination of fair value also requires discounting the estimated cash flows at a rate the Company believes a market participant would determine to be commensurate with the inherent risks associated with the assets and related estimated cash flow streams. The discount rate used in determining each asset’s fair value depends on the community’s projected life and development stage. The Company generally uses a discount rate of approximately 20% depending on the perceived risks associated with a community’s cash flow streams relative to its inventory.

     The Company evaluates each of its investments in unconsolidated entities for impairment during each reporting period in accordance with APB 18. A series of operating losses of an investee or other factors including age of venture, intent and ability for the Company to retain its investment in the entity, financial condition and long-term prospects of the entity and relationships with the other partners and banks, may indicate that a decrease in the value of the Company’s investment in the unconsolidated entity has occurred which is other-than-temporary. The amount of impairment recognized is the excess of the investment’s carrying amount over its estimated fair value. If the Company determines that its investment in the unconsolidated entity, or a portion of this investment could not be recovered through disposition, the Company includes these losses in other income (expense), net. The evaluation of the Company’s investment in an unconsolidated entity includes two critical assumptions: (1) projected future distributions from the unconsolidated entity and (2) discount rates applied to the future distributions. Inventory of the Company’s unconsolidated entities is also reviewed for potential impairment in accordance with SFAS 144. The unconsolidated entities generally use discount rates of approximately 20% in their SFAS 144 reviews for impairment, subject to the perceived risks associated with the community’s cash flow stream relative to its inventory. If a valuation adjustment is recorded by an unconsolidated entity in accordance with SFAS 144, the Company’s proportionate share is reflected in the Company’s equity in loss from unconsolidated entities with a corresponding decrease to its investments in unconsolidated entities.
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
Unconsolidated Entities
     At May 31, 2009, the Company had investments in and advances to unconsolidated entities established to acquire and develop land for sale to the Company in connection with its homebuilding operations, for sale to third parties or for the construction of homes for sale to third-party homebuyers. The Company evaluated all agreements under FIN 46R that were entered into or had reconsideration events during the six months ended May 31, 2009, and it consolidated entities that at May 31, 2009 had total combined assets and liabilities of $19.7 million and $21.1 million, respectively.
     At May 31, 2009 and November 30, 2008, the Company’s recorded investment in unconsolidated entities was $656.3 million and $766.8 million, respectively. The Company’s estimated maximum exposure to loss with regard to unconsolidated entities is primarily its recorded investment in these entities and the exposure under the guarantees discussed in Note 3.
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
     When the Company does not intend to exercise an option, it writes off any unapplied deposit and pre-acquisition costs associated with the option contract. For the three months ended May 31, 2009 and 2008, the Company wrote-off $1.8 million and $6.6 million, respectively, of option deposits and pre-acquisition costs related to land under option that it does not intend to purchase. For the six months ended May 31, 2009 and 2008, the Company wrote off $12.1 million and $23.4 million, respectively, of option deposits and pre-acquisition costs related to land under option that it does not intend to purchase.
     The table below indicates the number of homesites owned and homesites to which the Company had access through option contracts with third parties (“optioned”) or unconsolidated joint ventures in which the Company has investments (“JVs”) (i.e., controlled homesites) at May 31, 2009 and 2008:

	Controlled Homesites			Owned	Total
May 31, 2009	Optioned	JVs	Total	Homesites	Homesites
East	7,884	2,985	10,869	25,664	36,533
Central	1,422	3,971	5,393	16,502	21,895
West	29	11,743	11,772	19,148	30,920
Houston	1,125	2,254	3,379	6,693	10,072
Other	506	677	1,183	8,057	9,240

Total homesites	10,966	21,630	32,596	76,064	108,660

	Controlled Homesites			Owned	Total
May 31, 2008	Optioned	JVs	Total	Homesites	Homesites
East	9,961	9,926	19,887	25,938	45,825
Central	1,750	6,277	8,027	14,968	22,995
West	1,263	26,123	27,386	16,052	43,438
Houston	1,312	2,864	4,176	8,001	12,177
Other	756	754	1,510	8,376	9,886

Total homesites	15,042	45,944	60,986	73,335	134,321

     The Company evaluated all option contracts for land when entered into or upon a reconsideration event to determine whether it is the primary beneficiary of certain of these option contracts. Although the Company does not have legal title to the optioned land, under FIN 46R, the Company, if it is deemed to be the primary beneficiary, is required to consolidate the land under option at the purchase price of the optioned land. During the six months ended May 31, 2009, the effect of the consolidation of these option contracts was an increase of $3.2 million to consolidated inventory not owned with a corresponding increase to liabilities related to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of May 31, 2009. This increase was offset by the Company exercising its options to acquire land under certain contracts previously consolidated resulting in a net decrease in consolidated inventory not owned of $57.7 million for the six months ended May 31, 2009. To reflect the purchase price of the inventory consolidated under FIN 46R, the Company reclassified $0.3 million of related option deposits from land under development to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of May 31, 2009. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and the Company’s cash deposits.
     The Company’s exposure to loss related to its option contracts with third parties and unconsolidated entities consisted of its non-refundable option deposits and pre-acquisition costs totaling $182.1 million and $191.2 million, respectively, at May 31, 2009 and November 30, 2008. Additionally, the Company posted $65.2 million and $89.5 million, respectively, of letters of credit in lieu of cash deposits under certain option contracts as of May 31, 2009 and November 30, 2008.
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
     In December 2008, the FASB issued FASB Staff Position (“FSP”) FAS 140-4 and FIN 46(R)-8, Disclosure by Public Entities (Enterprises) About Transfers of Financial Assets and Interests in Variable Interest Entities. The purpose of this FSP is to promptly improve disclosures by public companies until the pending amendments to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and FIN 46R by requiring public companies to provide additional disclosures regarding their involvement about the transferor’s continuing involvement with transferred financial assets. It also amends FIN 46R by requiring public companies to provide additional disclosures regarding their involvement with variable interest entities. This FSP was effective for the Company’s fiscal year beginning December 1, 2008. The FSP did not have a material effect on the Company’s condensed consolidated financial statements.
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
     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, (“FSP 107-1”). FSP 107-1 requires that the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, be included in interim financial statements. In addition, FSP 107-1 requires public companies to disclose the method and significant assumptions used to estimate the fair value of those financial instruments and to discuss any changes of method or assumptions, if any, during the reporting period. FSP 107-1 is effective for the Company’s quarter ending August 31, 2009. The FSP will not have a material effect on the Company’s condensed consolidated financial statements, but will result in additional disclosures.
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events, (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Among other things, SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS 165 is effective for the Company’s quarter ending August 31, 2009. This statement will not have a material effect on the Company’s condensed consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), (“SFAS 167”). SFAS 167 amends the consolidation guidance applicable to variable interest entities and the definition of a variable interest entity, and requires enhanced disclosures to provide more information about an enterprise’s involvement in a variable interest entity. This statement also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS 167 is effective for the Company’s fiscal year beginning December 1, 2009. The Company is currently reviewing the effect of SFAS 167 on its condensed consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162, (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 is effective for the Company’s November 30, 2009 consolidated financial statements. SFAS 168 does not change GAAP and will not have a material impact on the Company’s consolidated financial statements.
(17) Supplemental Financial Information
     The Company’s obligations to pay principal, premium, if any, and interest under its Credit Facility, 5.125% senior notes due 2010, 5.95% senior notes due 2011, 5.95% senior notes due 2013, 5.50% senior notes due 2014, 5.60% senior notes due 2015, 6.50% senior notes due 2016 and 12.25% senior notes due 2017 are guaranteed by substantially all of the Company’s subsidiaries. The guarantees are full and unconditional and the guarantor subsidiaries are 100% directly or indirectly owned by Lennar Corporation. The guarantees are joint and several, subject to limitations as to each guarantor designed to eliminate constructive fraudulent conveyance concerns. The Company has determined that separate, full financial statements of the guarantors would not be material to investors and, accordingly, supplemental financial information for the guarantors is presented as follows:
Condensed Consolidating Balance Sheet
May 31, 2009

	Lennar	Guarantor	Non-Guarantor
(In thousands)	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
Homebuilding:
Cash and cash equivalents, restricted cash, receivables, net and income tax receivables	$1,345,564	178,742	10,522	—	1,534,828
Inventories	—	3,812,212	529,772	—	4,341,984
Investments in unconsolidated entities	—	629,622	26,658	—	656,280
Other assets	30,576	54,663	8,530	—	93,769
Investments in subsidiaries	4,008,303	554,842	—	(4,563,145)	—

	5,384,443	5,230,081	575,482	(4,563,145)	6,626,861
Financial services	—	162,859	493,267	—	656,126

Total assets	$5,384,443	5,392,940	1,068,749	(4,563,145)	7,282,987

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable and other liabilities	$245,179	689,904	25,196	—	960,279
Liabilities related to consolidated inventory not owned	—	543,177	—	—	543,177
Senior notes and other debts payable	2,268,625	182,303	213,925	—	2,664,853
Intercompany	388,633	(95,175)	(293,458)	—	—

	2,902,437	1,320,209	(54,337)	—	4,168,309
Financial services	—	64,428	409,745	—	474,173

Total liabilities	2,902,437	1,384,637	355,408	—	4,642,482
Minority interest	—	—	158,499	—	158,499
Stockholders’ equity	2,482,006	4,008,303	554,842	(4,563,145)	2,482,006

Total liabilities and stockholders’ equity	$5,384,443	5,392,940	1,068,749	(4,563,145)	7,282,987

(17) Supplemental Financial Information – (Continued)
Condensed Consolidating Balance Sheet
November 30, 2008

	Lennar	Guarantor	Non-Guarantor
(In thousands)	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
Homebuilding:
Cash and cash equivalents, restricted cash, receivables, net and income tax receivables	$1,263,623	165,060	21,593	—	1,450,276
Inventories	—	3,975,084	525,006	—	4,500,090
Investments in unconsolidated entities	—	751,613	15,139	—	766,752
Other assets	30,420	64,515	4,867	—	99,802
Investments in subsidiaries	4,314,255	635,413	—	(4,949,668)	—

	5,608,298	5,591,685	566,605	(4,949,668)	6,816,920
Financial services	—	8,332	599,646	—	607,978

Total assets	$5,608,298	5,600,017	1,166,251	(4,949,668)	7,424,898

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable and other liabilities	$269,457	700,411	111,732	—	1,081,600
Liabilities related to consolidated inventory not owned	—	592,777	—	—	592,777
Senior notes and other debts payable	2,176,758	130,126	238,051	—	2,544,935
Intercompany	539,076	(140,463)	(398,613)	—	—

	2,985,291	1,282,851	(48,830)	—	4,219,312
Financial services	—	2,911	413,922	—	416,833

Total liabilities	2,985,291	1,285,762	365,092	—	4,636,145
Minority interest	—	—	165,746	—	165,746
Stockholders’ equity	2,623,007	4,314,255	635,413	(4,949,668)	2,623,007

Total liabilities and stockholders’ equity	$5,608,298	5,600,017	1,166,251	(4,949,668)	7,424,898

(17) Supplemental Financial Information – (Continued)
Condensed Consolidating Statement of Operations
Three Months Ended May 31, 2009

	Lennar	Guarantor	Non-Guarantor
(In thousands)	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues:
Homebuilding	$—	791,525	13,704	—	805,229
Financial services	—	45,405	52,334	(11,115)	86,624

Total revenues	—	836,930	66,038	(11,115)	891,853

Costs and expenses:
Homebuilding	—	817,415	23,810	(1,950)	839,275
Financial services	—	41,663	35,988	(7,566)	70,085
Corporate general and administrative	28,605	—	—	1,634	30,239

Total costs and expenses	28,605	859,078	59,798	(7,882)	939,599

Equity in loss from unconsolidated entities	—	(59,744)	(146)	—	(59,890)
Other income (expense), net	(3,369)	(22,386)	—	3,233	(22,522)
Minority interest income, net	—	—	6,520	—	6,520

Earnings (loss) before (provision) benefit for income taxes	(31,974)	(104,278)	12,614	—	(123,638)
(Provision) benefit for income taxes	4,278	(1,299)	(4,526)	—	(1,547)
Equity in earnings (loss) from subsidiaries	(97,489)	8,088	—	89,401	—

Net earnings (loss)	$(125,185)	(97,489)	8,088	89,401	(125,185)

Condensed Consolidating Statement of Operations
Three Months Ended May 31, 2008

	Lennar	Guarantor	Non-Guarantor
(In thousands)	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues:
Homebuilding	$—	1,043,488	3,056	—	1,046,544
Financial services	—	257	98,314	(17,199)	81,372

Total revenues	—	1,043,745	101,370	(17,199)	1,127,916

Costs and expenses:
Homebuilding	—	1,118,054	3,129	(630)	1,120,553
Financial services	—	1,033	97,542	(14,189)	84,386
Corporate general and administrative	29,584	—	—	—	29,584

Total costs and expenses	29,584	1,119,087	100,671	(14,819)	1,234,523

Equity in loss from unconsolidated entities	—	(18,919)	—	—	(18,919)
Other income (expense), net	(2,380)	(47,874)	—	2,380	(47,874)
Minority interest income, net	—	—	218	—	218

Earnings (loss) before (provision) benefit for income taxes	(31,964)	(142,135)	917	—	(173,182)
(Provision) benefit for income taxes	9,079	43,796	(609)	—	52,266
Equity in earnings (loss) from subsidiaries	(98,031)	308	—	97,723	—

Net earnings (loss)	$(120,916)	(98,031)	308	97,723	(120,916)

(17) Supplemental Financial Information – (Continued)
Condensed Consolidating Statement of Operations
Six Months Ended May 31, 2009

	Lennar	Guarantor	Non-Guarantor
(In thousands)	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues:
Homebuilding	$—	1,310,148	24,115	—	1,334,263
Financial services	—	80,191	97,106	(26,644)	150,653

Total revenues	—	1,390,339	121,221	(26,644)	1,484,916

Costs and expenses:
Homebuilding	—	1,422,617	38,290	(15,073)	1,445,834
Financial services	—	73,086	69,107	(8,571)	133,622
Corporate general and administrative	54,888	—	—	3,382	58,270

Total costs and expenses	54,888	1,495,703	107,397	(20,262)	1,637,726

Equity in loss from unconsolidated entities	—	(62,661)	(146)	—	(62,807)
Other income (expense), net	(6,354)	(70,384)	—	6,382	(70,356)
Minority interest income, net	—	—	8,254	—	8,254

Loss before (provision) benefit for income taxes	(61,242)	(238,409)	21,932	—	(277,719)
(Provision) benefit for income taxes	7,418	(2,909)	(7,904)	—	(3,395)
Equity in earnings (loss) from subsidiaries	(227,290)	14,028	—	213,262	—

Net earnings (loss)	$(281,114)	(227,290)	14,028	213,262	(281,114)

Condensed Consolidating Statement of Operations
Six Months Ended May 31, 2008

	Lennar	Guarantor	Non-Guarantor
(In thousands)	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues:
Homebuilding	$—	2,036,066	3,658	596	2,040,320
Financial services	—	2,130	187,000	(38,621)	150,509

Total revenues	—	2,038,196	190,658	(38,025)	2,190,829

Costs and expenses:
Homebuilding	—	2,179,815	4,299	(5,012)	2,179,102
Financial services	—	2,120	189,576	(28,481)	163,215
Corporate general and administrative	64,406	—	—	—	64,406

Total costs and expenses	64,406	2,181,935	193,875	(33,493)	2,406,723

Equity in loss from unconsolidated entities	—	(41,899)	—	—	(41,899)
Other income (expense), net	(4,532)	(69,667)	—	4,532	(69,667)
Minority interest expense, net	—	—	(16)	—	(16)

Loss before benefit for income taxes	(68,938)	(255,305)	(3,233)	—	(327,476)
Benefit for income taxes	24,909	92,267	1,168	—	118,344
Equity in loss from subsidiaries	(165,103)	(2,065)	—	167,168	—

Net loss	$(209,132)	(165,103)	(2,065)	167,168	(209,132)

(17) Supplemental Financial Information – (Continued)
Condensed Consolidating Statement of Cash Flows
Six Months Ended May 31, 2009

	Lennar	Guarantor	Non-Guarantor
(In thousands)	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net earnings (loss)	$(281,114)	(227,290)	14,028	213,262	(281,114)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities	183,978	712,298	(149,171)	(213,262)	533,843

Net cash provided by (used in) operating activities	(97,136)	485,008	(135,143)	—	252,729

Cash flows from investing activities:
Increase in investments in unconsolidated entities, net	—	(112,067)	(2,538)	—	(114,605)
Other	(34)	14,107	2,616	—	16,689

Net cash provided by (used in) investing activities	(34)	(97,960)	78	—	(97,916)

Cash flows from financing activities:
Net borrowings (repayments) under financial services debt	—	(47)	50,971	—	50,924
Net proceeds from 12.25% senior notes due 2017	386,892	—	—	—	386,892
Redemption of 7 5/8% senior notes due 2009	(281,477)	—	—	—	(281,477)
Net repayments on other borrowings	—	(649)	(36,160)	—	(36,809)
Exercise of land option contracts from an unconsolidated land investment venture	—	(8,075)	—	—	(8,075)
Net receipts related to minority interests	—	—	192	—	192
Common stock:
Issuances	123,780	—	—	—	123,780
Repurchases	(1,075)	—	—	—	(1,075)
Dividends	(13,256)	—	—	—	(13,256)
Intercompany	218,799	(334,759)	115,960	—	—

Net cash provided by (used in) financing activities	433,663	(343,530)	130,963	—	221,096

Net increase (decrease) in cash and cash equivalents	336,493	43,518	(4,102)	—	375,909
Cash and cash equivalents at beginning of period	1,007,594	125,437	70,391	—	1,203,422

Cash and cash equivalents at end of period	$1,344,087	168,955	66,289	—	1,579,331

(17) Supplemental Financial Information – (Continued)
Condensed Consolidating Statement of Cash Flows
Six Months Ended May 31, 2008

	Lennar	Guarantor	Non-Guarantor
(In thousands)	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net loss	$(209,132)	(165,103)	(2,065)	167,168	(209,132)
Adjustments to reconcile net loss to net cash provided by operating activities	607,913	307,761	227,421	(167,168)	975,927

Net cash provided by operating activities	398,781	142,658	225,356	—	766,795

Cash flows from investing activities:
Increase in investments in unconsolidated entities, net	—	(176,574)	—	—	(176,574)
Other	(494)	(5,702)	3,498	—	(2,698)

Net cash provided by (used in) investing activities	(494)	(182,276)	3,498	—	(179,272)

Cash flows from financing activities:
Net repayments under financial services debt	—	—	(214,164)	—	(214,164)
Net repayments on other borrowings	—	(35,051)	(40,589)	—	(75,640)
Exercise of land option contracts from an unconsolidated land investment venture	—	(31,606)	—	—	(31,606)
Net receipts related to minority interests	—	—	1,470	—	1,470
Common stock:
Issuances	224	—	—	—	224
Repurchases	(1,541)	—	—	—	(1,541)
Dividends	(51,411)	—	—	—	(51,411)
Intercompany	(44,259)	50,744	(6,485)	—	—

Net cash used in financing activities	(96,987)	(15,913)	(259,768)	—	(372,668)

Net increase (decrease) in cash and cash equivalents	301,300	(55,531)	(30,914)	—	214,855
Cash and cash equivalents at beginning of period	497,384	139,733	158,077	—	795,194

Cash and cash equivalents at end of period	$798,684	84,202	127,163	—	1,010,049

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
Outlook
     During the second quarter of 2009, the housing market experienced an increase in sales compared to the first quarter of 2009 as more homebuyers took advantage of increased affordability, declining home prices, historically low interest rates and government stimulus programs. Despite the increase in sales, rising unemployment, increased foreclosures and tighter credit standards continue to present challenges for the industry to generate sales at a more robust pace and at stabilized pricing. Whether or not the affordability of housing continues to improve, there could be further deterioration in market conditions, which may lead to additional valuation adjustments in the future.
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
     In addition, we continue to focus on managing our inventory levels through curtailing land purchases, reducing home starts and adjusting prices to sell and deliver completed homes. We also continue to diligently work on restructuring, repositioning and reducing our joint ventures, as well as the related reduction to our net recourse indebtedness exposure.
     During the second half of fiscal 2009, we will continue to focus on returning to homebuilding profitability and on cash generation. While we have not yet recognized the full impact of our strategic initiatives, we believe that our focus on such initiatives will return us to profitability once the market stabilizes.

(1) Results of Operations
Overview
     We historically have experienced, and expect to continue to experience, variability in quarterly results. Our results of operations for the three and six months ended May 31, 2009 are not necessarily indicative of the results to be expected for the full year.
     Our net loss was $125.2 million, or $0.76 per basic and diluted share, in the second quarter of 2009, compared to net loss of $120.9 million, or $0.76 per basic and diluted share, in the second quarter of 2008. Net loss was $281.1 million, or $1.74 per basic and diluted share, in the six months ended May 31, 2009, compared to net loss of $209.1 million, or $1.32 per basic and diluted share, in the six months ended May 31, 2008. The net loss was attributable to challenging market conditions that have persisted during the first half of 2009 and have impacted all of our operations despite an increase in sales and deliveries during the second quarter of 2009, compared to the first quarter of 2009. Our gross margins increased during the second quarter of 2009, compared to the first quarter of 2009, primarily as a result of lower Statement of Financial Accounting Standards No. 144, Accounting for the Impairment of Long-lived Assets, (“SFAS 144”) valuation adjustments, despite higher sales incentives as a percentage of revenues from home sales and reduced pricing. Our gross margins decreased during the six months ended May 31, 2009, compared to the same period last year, due to higher sales incentives as a percentage of revenues from home sales and reduced pricing as the Company focused on reducing its completed, unsold inventory.
     Financial information relating to our operations was as follows:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2009	2008	2009	2008
Homebuilding revenues:
Sales of homes	$788,600	1,018,854	1,311,358	1,971,920
Sales of land	16,629	27,690	22,905	68,400

Total homebuilding revenues	805,229	1,046,544	1,334,263	2,040,320

Homebuilding costs and expenses:
Cost of homes sold	712,508	930,488	1,201,084	1,746,859
Cost of land sold	14,241	33,093	31,047	100,253
Selling, general and administrative	112,526	156,972	213,703	331,990

Total homebuilding costs and expenses	839,275	1,120,553	1,445,834	2,179,102

Equity in loss from unconsolidated entities	(59,890)	(18,919)	(62,807)	(41,899)
Other income (expense), net	(22,522)	(47,874)	(70,356)	(69,667)
Minority interest income (expense), net	6,520	218	8,254	(16)

Homebuilding operating loss	$(109,938)	(140,584)	(236,480)	(250,364)

Financial services revenues	$86,624	81,372	150,653	150,509
Financial services costs and expenses	70,085	84,386	133,622	163,215

Financial services operating earnings (loss)	$16,539	(3,014)	17,031	(12,706)

Total operating loss	$(93,399)	(143,598)	(219,449)	(263,070)
Corporate general and administrative expenses	(30,239)	(29,584)	(58,270)	(64,406)

Loss before (provision) benefit for income taxes	$(123,638)	(173,182)	(277,719)	(327,476)

Three Months Ended May 31, 2009 versus Three Months Ended May 31, 2008
     Revenues from home sales decreased 23% in the second quarter of 2009 to $788.6 million from $1,018.9 million in 2008. Revenues were lower primarily due to a 16% decrease in the number of home deliveries, excluding unconsolidated entities, and an 8% decrease in the average sales price of homes delivered in 2009. New home deliveries, excluding unconsolidated entities, decreased to 3,138 homes in the second quarter of 2009 from 3,729 homes last year. In the second quarter of 2009, new home deliveries were lower in each of our homebuilding segments and Homebuilding Other, compared to 2008. The average sales price of homes delivered decreased to $251,000 in the second quarter of 2009 from $274,000 in the same period last year, primarily due to reduced pricing. Sales incentives offered to homebuyers were $52,600 per home delivered in the second quarter of 2009, compared to $48,700 per home delivered in the same period last year.
     Gross margins on home sales were $76.1 million, or 9.6%, in the second quarter of 2009, which included $34.6 million of SFAS 144 valuation adjustments, compared to gross margins on home sales of $88.4 million, or 8.7%, in the second quarter of 2008, which included $73.6 million of SFAS 144 valuation adjustments. Gross margins on home sales excluding SFAS 144 valuation adjustments were $110.7 million, or 14.0%, in the second quarter of 2009, compared to $162.0 million, or 15.9%, in 2008. Gross margin percentage on home sales, excluding SFAS 144 valuation adjustments, decreased compared to last year primarily due to higher sales incentives offered to homebuyers as a percentage of revenues from home sales as we focused on reducing our completed, unsold inventory. Gross margins on home sales excluding SFAS 144 valuation adjustments is a non-GAAP financial measure which is discussed below in the Non-GAAP Financial Measure section.
     Homebuilding interest expense (included in cost of homes sold, cost of land sold and other income (expense), net) was $41.9 million in the second quarter of 2009, compared to $37.9 million in 2008. Despite a decrease in deliveries during the second quarter of 2009, compared to the second quarter of 2008, interest expense increased primarily due to the issuance of $400 million of 12.25% senior notes due 2017 and a reduction in qualifying assets eligible for interest capitalization as a result of a decrease in inventories.
     Selling, general and administrative expenses were reduced by $44.4 million, or 28%, in the second quarter of 2009, compared to the same period last year, primarily due to reductions in associate headcount, variable selling expenses and fixed costs. As a percentage of revenues from home sales, selling, general and administrative expenses improved to 14.3% in the second quarter of 2009, from 15.4% in 2008.
     Gross profits on land sales totaled $2.4 million in the second quarter of 2009, net of $5.6 million of SFAS 144 valuation adjustments and $1.8 million of write-offs of deposits and pre-acquisition costs related to homesites under option that we do not intend to purchase. In the second quarter of 2008, losses on land sales totaled $5.4 million, which included $2.1 million of SFAS 144 valuation adjustments and $6.6 million of write-offs of deposits and pre-acquisition costs related to homesites that were under option.
     Equity in loss from unconsolidated entities was $59.9 million in the second quarter of 2009, which included $50.1 million of SFAS 144 valuation adjustments related to assets of unconsolidated entities in which we have investments, compared to equity in loss from unconsolidated entities of $18.9 million in the second quarter of 2008, which included $8.0 million of SFAS 144 valuation adjustments related to assets of unconsolidated entities in which we have investments.
     Other income (expense), net, totaled ($22.5) million in the second quarter of 2009, which included $7.0 million of APB 18 valuation adjustments to our investments in unconsolidated entities, compared to other income (expense), net, of ($47.9) million in the second quarter of 2008, which included $46.9 million of APB 18 valuation adjustments to our investments in unconsolidated entities.
     Minority interest income, net was $6.5 million and $0.2 million, respectively, in the second quarter of 2009 and 2008.
     Sales of land, equity in loss from unconsolidated entities, other income (expense), net and minority interest income, net may vary significantly from period to period depending on the timing of land sales and other transactions entered into by us and unconsolidated entities in which we have investments.
     Operating earnings for the Financial Services segment was $16.5 million in the second quarter of 2009, compared to an operating loss of $3.0 million in the same period last year. Improved consumer confidence and lower interest rates resulted in increased volume and a higher profit per transaction in the segment. The segment was also able to leverage lower fixed costs as a result of its successful cost reduction initiatives implemented throughout the downturn.
     Corporate general and administrative expenses as a percentage of total revenues increased to 3.4% in the second quarter of 2009, from 2.6% in 2008, primarily due to lower revenues.
     SFAS 109 requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance, if based on available evidence, it is more likely than not that such assets will not be realized. As a result of our net loss during the three months ended May 31, 2009, we generated deferred tax assets of $44.4 million and recorded a non-cash valuation allowance in accordance with SFAS 109 against the entire amount of deferred tax assets generated.
     In March 2009, we retired our $281 million 7 5/8% senior notes due March 2009 for 100% of the outstanding principal amount, plus accrued interest as of the maturity date.
     In April 2009, we issued $400 million of 12.25% senior notes due 2017 in a private placement under SEC Rule 144A.
     As of May 31, 2009, we had issued a total of 12.8 million shares of our Class A common stock under an equity offering into the market from time to time for gross proceeds of $126.3 million, or an average of $9.86 per share. We are authorized to sell shares for up to $275 million under the equity offering. We will use the proceeds from the equity offering for general corporate purposes which may include acquisitions.
     Our overall effective income tax rates were (1.25%) and 30.18%, respectively, for the three months ended May 31, 2009 and 2008. The decrease in the effective tax rate, compared with the same period during 2008, resulted primarily from the establishment of a deferred tax asset valuation allowance.
Six Months Ended May 31, 2009 versus Six Months Ended May 31, 2008
     Revenues from home sales decreased 33% in the six months ended May 31, 2009 to $1.3 billion from $2.0 billion in 2008. Revenues were lower primarily due to a 26% decrease in the number of home deliveries, excluding unconsolidated entities, and a 10% decrease in the average sales price of homes delivered in 2009. New home deliveries, excluding unconsolidated entities, decreased to 5,274 homes in the six months ended May 31, 2009 from 7,166 homes last year. In the six months ended May 31, 2009, new home deliveries were lower in each of our homebuilding segments and Homebuilding Other, compared to 2008. The average sales price of homes delivered decreased to $248,000 in the six months ended May 31, 2009 from $276,000 in 2008, primarily due to reduced pricing. Sales incentives offered to homebuyers were $51,800 per home delivered in 2009, compared to $48,400 per home delivered in 2008.
     Gross margins on home sales were $110.3 million, or 8.4%, in the six months ended May 31, 2009, which included $75.3 million of SFAS 144 valuation adjustments, compared to gross margins on home sales of $225.1 million, or 11.4%, in the six months ended May 31, 2008, which included $99.8 million of SFAS 144 valuation adjustments. Gross margins on home sales excluding SFAS 144 valuation adjustments were $185.6 million, or 14.2%, in the six months ended May 31, 2009, compared to $324.9 million, or 16.5%, in 2008. Gross margin percentage on home sales, excluding SFAS 144 valuation adjustments, decreased compared to last year, primarily due to higher sales incentives offered to homebuyers as a percentage of revenues from home sales as we focused on reducing our completed, unsold inventory. Gross margins on home sales excluding SFAS 144 valuation adjustments is a non-GAAP financial measure which is discussed below in the Non-GAAP Financial Measure section.
     Homebuilding interest expense (included in cost of homes sold, cost of land sold and other income (expense), net) was $58.8 million in the six months ended May 31, 2009, compared to $70.4 million in the same period last year. The decrease in interest expense was due to decreased deliveries during the six months ended May 31, 2009, compared to the same period last year, despite the issuance of $400 million of 12.25% senior notes due 2017 and a reduction in qualifying assets eligible for interest capitalization as a result of a decrease in inventories.

     Our homebuilding debt to total capital ratio as of May 31, 2009 was 51.8%, compared to 49.2% and 39.5%, respectively, as of November 30, 2008 and May 31, 2008. Our net homebuilding debt to total capital ratio as of May 31, 2009 was 32.9%, compared to 35.7% and 28.7%, respectively, as of November 30, 2008 and May 31, 2008. Net homebuilding debt to total capital ratio consists of net homebuilding debt (homebuilding debt less homebuilding cash and cash equivalents) divided by total capital (net homebuilding debt plus stockholders’ equity).
     Selling, general and administrative expenses were reduced by $118.3 million, or 36%, in the six months ended May 31, 2009, compared to the same period last year, primarily due to reductions in associate headcount, variable selling expenses and fixed costs. As a percentage of revenues from home sales, selling, general and administrative expenses improved to 16.3% in the six months ended May 31, 2009, from 16.8% in 2008.
     Losses on land sales totaled $8.1 million in the six months ended May 31, 2009, which included $5.8 million of SFAS 144 valuation adjustments and $12.1 million of write-offs of deposits and pre-acquisition costs related to homesites under option that we do not intend to purchase. In the six months ended May 31, 2008, losses on land sales totaled $31.9 million, which included $17.6 million of SFAS 144 valuation adjustments and $23.4 million of write-offs of deposits and pre-acquisition costs related to homesites that were under option.
     Equity in loss from unconsolidated entities was $62.8 million in the six months ended May 31, 2009, which included $50.1 million of SFAS 144 valuation adjustments related to assets of unconsolidated entities in which we have investments, compared to equity in loss from unconsolidated entities of $41.9 million in the six months ended May 31, 2008, which included $26.9 million of SFAS 144 valuation adjustments related to assets of unconsolidated entities in which we have investments.
     Other income (expense), net, totaled ($70.4) million in the six months ended May 31, 2009, which included $44.2 million of APB 18 valuation adjustments to our investments in unconsolidated entities, compared to other income (expense), net, of ($69.7) million in the six months ended May 31, 2008, which included $76.5 million of APB 18 valuation adjustments to our investments in unconsolidated entities.
     Minority interest income (expense), net totaled $8.3 million and ($16) thousand, respectively, in the six months ended May 31, 2009 and 2008.
     Sales of land, equity in loss from unconsolidated entities, other income (expense), net and minority interest income (expense), net may vary significantly from period to period depending on the timing of land sales and other transactions entered into by us and unconsolidated entities in which we have investments.
     Operating earnings for the Financial Services segment were $17.0 million in the six months ended May 31, 2009, compared to an operating loss of $12.7 million in the same period last year. Improved consumer confidence and lower interest rates resulted in increased volume and a higher profit per transaction in the segment. The segment was also able to leverage lower fixed costs as a result of its successful cost reduction initiatives implemented throughout the downturn.
     Corporate general and administrative expenses were reduced by $6.1 million, or 10%, for the six months ended May 31, 2009, compared to the same period last year. As a percentage of total revenues, corporate general and administrative expenses increased to 3.9% in the six months ended May 31, 2009, from 2.9% in the same period last year, due to lower revenues.
     SFAS 109 requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance, if based on available evidence, it is more likely than not that such assets will not be realized. As a result of our net loss during the six months ended May 31, 2009, we generated deferred tax assets of $102.2 million and recorded a non-cash valuation allowance in accordance with SFAS 109 against the entire amount of deferred tax assets generated.

     Our overall effective income tax rates were (1.22%) and 36.14%, respectively, for the six months ended May 31, 2009 and 2008. The decrease in the effective tax rate, compared to same period during 2008, resulted primarily from the establishment of a deferred tax asset valuation allowance.
Non-GAAP Financial Measure
     Gross margins on home sales excluding SFAS 144 valuation adjustments is a non-GAAP financial measure, and is defined by us as sales of homes revenue less costs of homes sold excluding SFAS 144 valuation adjustments recorded during the period. Management finds this to be an important and useful measure in evaluating our performance because it discloses the profit we generate on homes we actually delivered during the period, as our SFAS 144 valuation adjustments relate to inventory that we did not deliver during the period. Gross margins on home sales excluding SFAS 144 valuation adjustments also is important to our management, because it assists our management in making strategic decisions regarding our construction pace, product mix and product pricing based upon the profitability we generated on homes we actually delivered during previous periods. We believe investors also find gross margins on home sales excluding SFAS 144 valuation adjustments to be important and useful because it discloses a profitability measure on homes we actually delivered in a period that can be compared to the profitability on homes we delivered in a prior period without regard to the variability of SFAS 144 valuation adjustments recorded from period to period. In addition, to the extent that our competitors provide similar information, disclosure of our gross margins on home sales excluding SFAS 144 valuation adjustments helps readers of our financial statements compare our ability to generate profits with regard to the homes we deliver in a period to our competitors’ ability to generate profits with regard to the homes they deliver in the same period.
     Although management finds gross margins on home sales excluding SFAS 144 valuation adjustments to be an important measure in conducting and evaluating our operations, this measure has limitations as an analytical tool as it is not reflective of the actual profitability generated by our company during the period. This is because it excludes charges we recorded, in accordance with SFAS 144, relating to inventory that was impaired during the period. In addition, because gross margins on home sales excluding SFAS 144 valuation adjustments is a financial measure that is not calculated in accordance with GAAP, it may not be completely comparable to similarly titled measures of our competitors due to differences in methods of calculation and charges being excluded. Our management compensates for the limitations of using gross margins on home sales excluding SFAS 144 valuation adjustments by using this non-GAAP measure only to supplement our GAAP results in order to provide a more complete understanding of the factors and trends affecting our operations. In order to analyze our overall performance and actual profitability relative to our homebuilding operations, we also compare our gross margins on home sales during the period, inclusive of SFAS 144 valuation adjustments, with the same measure during prior comparable periods. Due to the limitations discussed above, gross margins on home sales excluding SFAS 144 valuation adjustments should not be viewed in isolation as it is not a substitute for GAAP measures of gross margins.
     The table set forth below reconciles our gross margins on home sales excluding SFAS 144 valuation adjustments for the three and six months ended May 31, 2009 and 2008 to our gross margins on home sales for the three and six months ended May 31, 2009 and 2008:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2009	2008	2009	2008
Sales of homes	$788,600	1,018,854	1,311,358	1,971,920
Costs of homes sold	712,508	930,488	1,201,084	1,746,859

Gross margins on home sales	76,092	88,366	110,274	225,061
SFAS 144 valuation adjustments to finished homes, CIP and land on which we intend to build homes	34,558	73,620	75,338	99,849

Gross margins on home sales excluding SFAS 144 valuation adjustments	$110,650	161,986	185,612	324,910

Homebuilding Segments
     We have grouped our homebuilding activities into four reportable segments, which we refer to as Homebuilding East, Homebuilding Central, Homebuilding West and Homebuilding Houston, based primarily upon similar economic characteristics, geography and product type. Information about homebuilding activities in states that do not have economic characteristics that are similar to those in other states in the same geographic area is grouped under “Homebuilding Other,” which is not considered a reportable segment. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to homebuilding segments are to those reportable segments.
     At May 31, 2009, our reportable homebuilding segments and Homebuilding Other consisted of homebuilding divisions located in:
East: Florida, Maryland, New Jersey and Virginia
Central: Arizona, Colorado and Texas (1)
West: California and Nevada
Houston: Houston, Texas
Other: Illinois, Minnesota, New York, North Carolina and South Carolina

(1)	Texas in the Central reportable segment excludes Houston, Texas, which is its own reportable segment.
     The following tables set forth selected financial and operational information related to our homebuilding operations for the periods indicated:
Selected Financial and Operational Data

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2009	2008	2009	2008
Revenues:
East:
Sales of homes	$214,937	264,861	393,309	572,441
Sales of land	14,110	2,922	16,436	7,361

Total East	229,047	267,783	409,745	579,802

Central:
Sales of homes	91,624	144,916	153,526	277,726
Sales of land	965	4,188	1,772	14,766

Total Central	92,589	149,104	155,298	292,492

West:
Sales of homes	276,506	366,254	416,996	679,113
Sales of land	1,211	8,876	1,947	25,817

Total West	277,717	375,130	418,943	704,930

Houston:
Sales of homes	116,533	124,043	195,154	233,700
Sales of land	343	3,463	2,750	5,287

Total Houston	116,876	127,506	197,904	238,987

Other:
Sales of homes	89,000	118,780	152,373	208,940
Sales of land	—	8,241	—	15,169

Total Other	89,000	127,021	152,373	224,109

Total homebuilding revenues	$805,229	1,046,544	1,334,263	2,040,320

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2009	2008	2009	2008
Operating earnings (loss):
East:
Sales of homes	$(2,947)	(19,378)	(18,784)	(23,611)
Sales of land	5,179	(3,169)	(303)	(10,877)
Equity in loss from unconsolidated entities	(938)	(11,699)	(2,636)	(27,013)
Other income (expense), net	(2,498)	(14,139)	(11,773)	(10,409)
Minority interest income, net	1	343	218	598

Total East	(1,203)	(48,042)	(33,278)	(71,312)

Central:
Sales of homes	(9,081)	(26,269)	(26,072)	(35,850)
Sales of land	(446)	172	(328)	(9,873)
Equity in earnings (loss) from unconsolidated entities	(1,181)	(354)	(1,823)	768
Other income (expense), net	(7,869)	741	(17,000)	2,214
Minority interest income (expense), net	49	(138)	93	(465)

Total Central	(18,528)	(25,848)	(45,130)	(43,206)

West:
Sales of homes	(22,864)	(29,632)	(54,818)	(50,366)
Sales of land	(1,593)	(3,024)	(2,709)	(10,203)
Equity in loss from unconsolidated entities	(57,273)	(6,689)	(57,029)	(14,523)
Other income (expense), net	(8,821)	(35,027)	(35,325)	(63,514)
Minority interest income, net	2,293	7	2,678	1

Total West	(88,258)	(74,365)	(147,203)	(138,605)

Houston:
Sales of homes	7,081	9,596	9,464	15,551
Sales of land	(99)	173	(1,016)	325
Equity in loss from unconsolidated entities	(334)	(195)	(1,149)	(530)
Other income (expense), net	(431)	(182)	(867)	(144)

Total Houston	6,217	9,392	6,432	15,202

Other:
Sales of homes	(8,623)	(2,923)	(13,219)	(12,653)
Sales of land	(653)	445	(3,786)	(1,225)
Equity in earnings (loss) from unconsolidated entities	(164)	18	(170)	(601)
Other income (expense), net	(2,903)	733	(5,391)	2,186
Minority interest income (expense), net	4,177	6	5,265	(150)

Total Other	(8,166)	(1,721)	(17,301)	(12,443)

Total homebuilding operating loss	$(109,938)	(140,584)	(236,480)	(250,364)

Summary of Homebuilding Data
Deliveries

	Three Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	May 31,	May 31,	May 31,	May 31,	May 31,	May 31,
	2009	2008	2009	2008	2009	2008
East	975	1,078	$214,937	275,323	$220,000	255,000
Central	466	672	91,624	144,916	197,000	216,000
West	798	1,065	284,101	404,530	356,000	380,000
Houston	580	612	116,534	124,044	201,000	203,000
Other	330	403	89,550	130,424	271,000	324,000

Total	3,149	3,830	$796,746	1,079,237	$253,000	282,000

     Of the total homes delivered listed above, 11 homes with a dollar value of $8.1 million and an average sales price of $741,000 represent deliveries from unconsolidated entities for the three months ended May 31, 2009, compared to 101 deliveries with a dollar value of $60.4 million and an average sales price of $598,000 for the three months ended May 31, 2008.

	Six Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	May 31,	May 31,	May 31,	May 31,	May 31,	May 31,
	2009	2008	2009	2008	2009	2008
East	1,769	2,243	$393,309	589,080	$222,000	263,000
Central	781	1,276	153,526	277,725	197,000	218,000
West	1,207	1,989	432,217	771,053	358,000	388,000
Houston	985	1,187	195,154	233,701	198,000	197,000
Other	549	731	152,923	238,223	279,000	326,000

Total	5,291	7,426	$1,327,129	2,109,782	$251,000	284,000

     Of the total homes delivered listed above, 17 homes with a dollar value of $15.8 million and an average sales price of $928,000 represent deliveries from unconsolidated entities for the six months ended May 31, 2009, compared to 260 deliveries with a dollar value of $137.9 million and an average sales price of $530,000 for the six months ended May 31, 2008.
Sales Incentives (1)

	Three Months Ended
	Sales Incentives		Average Sales Incentives		Sales Incentives
	(In thousands)		Per Home Delivered		as a % of Revenue
	May 31,	May 31,	May 31,	May 31,	May 31,	May 31,
	2009	2008	2009	2008	2009	2008
East	$53,844	53,611	$55,200	51,400	20.0%	16.8%
Central	17,962	28,907	38,500	43,000	16.4%	16.5%
West	53,888	66,531	68,300	66,100	16.3%	15.4%
Houston	20,701	13,019	35,700	21,300	15.1%	9.5%
Other	18,799	19,513	57,300	49,500	17.4%	14.1%

Total	$165,194	181,581	$52,600	48,700	17.3%	15.1%

	Six Months Ended
	Sales Incentives		Average Sales Incentives		Sales Incentives
	(In thousands)		Per Home Delivered		as a % of Revenue
	May 31,	May 31,	May 31,	May 31,	May 31,	May 31,
	2009	2008	2009	2008	2009	2008
East	$96,101	115,913	$54,300	53,000	19.6%	16.8%
Central	31,695	49,914	40,600	39,100	17.2%	15.2%
West	82,947	124,238	69,600	68,600	16.6%	15.5%
Houston	33,321	22,814	33,800	19,200	14.6%	8.9%
Other	29,041	33,632	53,100	47,700	16.0%	13.9%

Total	$273,105	346,511	$51,800	48,400	17.2%	14.9%

(1)	Sales incentives relate to home deliveries during the period, excluding deliveries by unconsolidated entities.

New Orders (2)

	Three Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	May 31,	May 31,	May 31,	May 31,	May 31,	May 31,
	2009	2008	2009	2008	2009	2008
East	1,107	1,304	$242,867	315,344	$219,000	242,000
Central	563	688	113,091	150,031	201,000	218,000
West	890	1,145	314,402	432,707	353,000	378,000
Houston	649	788	132,313	165,829	204,000	210,000
Other	355	471	89,745	126,922	253,000	269,000

Total	3,564	4,396	$892,418	1,190,833	$250,000	271,000

     Of the total new orders listed above, 23 homes with a dollar value of $15.3 million and an average sales price of $664,000 represent new orders from unconsolidated entities for the three months ended May 31, 2009, compared to 100 new orders with a dollar value of $50.8 million and an average sales price of $508,000 for the three months ended May 31, 2008.

	Six Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	May 31,	May 31,	May 31,	May 31,	May 31,	May 31,
	2009	2008	2009	2008	2009	2008
East	1,823	2,246	$398,148	546,346	$218,000	243,000
Central	929	1,257	185,937	272,040	200,000	216,000
West	1,381	1,892	476,078	725,789	345,000	384,000
Houston	1,044	1,280	206,382	265,106	198,000	207,000
Other	577	766	149,209	210,309	259,000	275,000

Total	5,754	7,441	$1,415,754	2,019,590	$246,000	271,000

     Of the total new orders listed above, 31 homes with a dollar value of $20.2 million and an average sales price of $650,000 represent new orders from unconsolidated entities for the six months ended May 31, 2009, compared to 162 new orders with a dollar value of $90.1 million and an average sales price of $556,000 for the six months ended May 31, 2008.

(2)	New orders represent the number of new sales contracts executed with homebuyers, net of cancellations, during the three and six months ended May 31, 2009 and 2008.
Backlog

	Homes		Dollar Value (In thousands)		Average Sales Price
	May 31,	May 31,	May 31,	May 31,	May 31,	May 31,
	2009	2008	2009	2008	2009	2008
East	843	1,794	$208,733	524,533	$248,000	292,000
Central	271	266	56,726	58,148	209,000	219,000
West	421	785	152,619	331,428	363,000	422,000
Houston	328	682	68,915	159,745	210,000	234,000
Other	199	431	58,742	180,271	295,000	418,000

Total	2,062	3,958	$545,735	1,254,125	$265,000	317,000

     Of the total homes in backlog listed above, 21 homes with a backlog dollar value of $16.5 million and an average sales price of $784,000 represent the backlog from unconsolidated entities at May 31, 2009, compared with backlog from unconsolidated entities of 197 homes with a dollar value of $102.5 million and an average sales price of $520,000 at May 31, 2008.

     Backlog represents the number of homes under sales contracts. Homes are sold using sales contracts, which are generally accompanied by sales deposits. In some instances, purchasers are permitted to cancel sales contracts if they fail to qualify for financing or under certain other circumstances. We experienced cancellation rates in our homebuilding segments and Homebuilding Other as follows:

	Three Months Ended		Six Months Ended
	May 31,	May 31,	May 31,	May 31,
	2009	2008	2009	2008
East	18%	27%	20%	28%
Central	15%	21%	16%	21%
West	12%	19%	14%	22%
Houston	17%	22%	19%	24%
Other	15%	15%	17%	18%

Total	15%	22%	18%	24%

Three Months Ended May 31, 2009 versus Three Months Ended May 31, 2008
     Homebuilding East: Homebuilding revenues decreased for the three months ended May 31, 2009, compared to the same period last year, primarily due to a decrease in the number of home deliveries in Florida and a decrease in the average sales price of homes delivered in all of the states in this segment. Gross margins on home sales were $19.2 million, or 9.0%, in 2009, including SFAS 144 valuation adjustments of $8.8 million, compared to gross margins on home sales of $18.5 million, or 7.0%, in 2008, including $34.2 million of SFAS 144 valuation adjustments. Gross margins on home sales excluding SFAS 144 valuation adjustments were $28.0 million, or 13.0%, for the three months ended May 31, 2009, compared to $52.6 million, or 19.9%, for the same period last year. Gross margin percentage on home sales decreased compared to last year primarily due to higher sales incentives offered to homebuyers as a percentage of revenues from home sales (20.0% in 2009, compared to 16.8% in 2008).
     Gross profits on land sales were $5.2 million for the three months ended May 31, 2009 (net of $2.0 million of SFAS 144 valuation adjustments), compared to losses on land sales of $3.2 million during the same period last year (including $3.1 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $1.1 million of SFAS 144 valuation adjustments).
     Homebuilding Central: Homebuilding revenues decreased for the three months ended May 31, 2009, compared to the same period last year, primarily due to a decrease in the number of home deliveries in all the states in this segment and a decrease in the average sales price of homes delivered in Arizona and Texas, excluding Houston. Gross margins on home sales were $8.8 million, or 9.6%, in 2009 including SFAS 144 valuation adjustments of $2.2 million, compared to gross margins on home sales of $0.5 million, or 0.3%, in 2008, including $17.4 million of SFAS 144 valuation adjustments. Gross margins on home sales excluding SFAS 144 valuation adjustments were $10.9 million, or 11.9%, for the three months ended May 31, 2009, compared to $17.9 million, or 12.3%, for the same period last year. Gross margin percentage on home sales decreased compared to last year primarily due to a decrease in the average sales price in Arizona and Texas, excluding Houston, as a result of reduced pricing. Sales incentives offered to homebuyers as a percentage of home sales revenues were 16.4% in 2009 and 16.5% in 2008.
     Losses on land sales were $0.4 million for the three months ended May 31, 2009 (including $1.1 million of SFAS 144 valuation adjustments), compared to gross profits on land sales of $0.2 million during the same period last year (net of $0.1 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $0.3 million of SFAS 144 valuation adjustments).
     Homebuilding West: Homebuilding revenues decreased for the three months ended May 31, 2009, compared to the same period last year, primarily due to a decrease in the number of home deliveries and average sales price of homes delivered in all of the states in this segment. Gross margins on home sales were $23.2 million, or 8.4%, in 2009, including SFAS 144 valuation adjustments of $15.6 million, compared to gross margins on home sales of $28.5 million, or 7.8%, in 2008, including $20.1 million of SFAS 144 valuation adjustments. Gross margins on home sales excluding SFAS 144 valuation adjustments were $38.8 million, or 14.0%, for the three months ended May 31, 2009, compared to $48.6 million, or 13.3%, for the same period last year. Gross margin percentage on home sales increased compared to last year due to our lower inventory basis and continued focus on reducing costs despite higher sales incentives offered to homebuyers as a percentage of revenues from home sales (16.3% in 2009, compared to 15.4% in 2008).
     Losses on land sales were $1.6 million for the three months ended May 31, 2009 (including $1.2 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $2.5 million of SFAS 144 valuation adjustments), compared to losses on land sales of $3.0 million during the same period last year (including $0.8 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $0.6 million of SFAS 144 valuation adjustments).
     Homebuilding Houston: Homebuilding revenues decreased for the three months ended May 31, 2009, compared to the same period last year, primarily due to a decrease in the number of home deliveries in this segment. Gross margins on home sales were $21.4 million, or 18.4%, in 2009, including SFAS 144 valuation adjustments of $0.1 million, compared to gross margins on home sales of $26.0 million, or 21.0%, in 2008. Gross margins on home sales excluding SFAS 144 valuation adjustments were $21.5 million, or 18.5%, for the three months ended May 31, 2009, compared to $26.0 million, or 21.0%, for the same period last year. Gross margin percentage on home sales decreased compared to last year primarily due to higher sales incentives offered to homebuyers as a percentage of revenues from home sales (15.1% in 2009, compared to 9.5% in 2008).
     Losses on land sales were $0.1 million for the three months ended May 31, 2009, compared to gross profits on land sales of $0.2 million during the same period last year (net of $0.5 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase).
     Homebuilding Other: Homebuilding revenues decreased for the three months ended May 31, 2009, compared to the same period last year, primarily due to a decrease in the number of home deliveries in all states in Homebuilding Other except in the Carolinas and a decrease in the average sales price of homes delivered in the Carolinas and Minnesota. Gross margins on home sales were $3.5 million, or 3.9%, in 2009, including SFAS 144 valuation adjustments of $7.9 million, compared to gross margins on home sales of $14.9 million, or 12.6%, in 2008, including $1.9 million of SFAS 144 valuation adjustments. Gross margins on home sales excluding SFAS 144 valuation adjustments were $11.3 million, or 12.7%, for the three months ended May 31, 2009, compared to $16.9 million, or 14.2%, for the same period last year. Gross margin percentage on home sales decreased compared to last year primarily due to higher sales incentives offered to homebuyers as a percentage of revenues from home sales (17.4% in 2009, compared to 14.1% in 2008).
     Losses on land sales were $0.7 million for the three months ended May 31, 2009 resulting from $0.7 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase, compared to gross profits on land sales of $0.4 million during the same period last year (net of $2.1 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase).
Six Months Ended May 31, 2009 versus Six Months Ended May 31, 2008
     Homebuilding East: Homebuilding revenues decreased for the six months ended May 31, 2009, compared to the same period last year, primarily due to a decrease in the number of home deliveries in Florida and a decrease in the average sales price of homes delivered in all of the states in this segment. Gross margins on home sales were $30.1 million, or 7.6%, in 2009, including SFAS 144 valuation adjustments of $22.3 million, compared to gross margins on home sales of $69.4 million, or 12.1%, in 2008, including $42.3 million of SFAS 144 valuation adjustments. Gross margins on home sales excluding SFAS 144 valuation adjustments were $52.4 million, or 13.3%, for the six months ended May 31, 2009, compared to $111.7 million, or 19.5%, for the same period last year. Gross margin percentage on home sales decreased compared to last year primarily due to higher sales incentives offered to homebuyers as a percentage of revenues from home sales (19.6% in 2009, compared to 16.8% in 2008).

     Losses on land sales were $0.3 million for the six months ended May 31, 2009 (including $5.8 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $2.1 million of SFAS 144 valuation adjustments), compared to losses on land sales of $10.9 million during the same period last year (including $10.2 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $2.5 million of SFAS 144 valuation adjustments).
     Homebuilding Central: Homebuilding revenues decreased for the six months ended May 31, 2009, compared to the same period last year, primarily due to a decrease in the number of home deliveries in all of the states in this segment and a decrease in the average sales price of homes delivered in Arizona and Texas, excluding Houston. Gross margins on home sales were $7.0 million, or 4.6%, in 2009, including SFAS 144 valuation adjustments of $10.3 million, compared to gross margins on homes sales of $16.9 million, or 6.1%, in 2008, including $19.0 million of SFAS 144 valuation adjustments. Gross margins on home sales excluding SFAS 144 valuation adjustments were $17.3 million, or 11.3%, for the six months ended May 31, 2009, compared to $35.9 million, or 12.9%, for the same period last year. Gross margin percentage on home sales decreased compared to last year primarily due to higher sales incentives offered to homebuyers as a percentage of revenues from home sales (17.2% in 2009, compared to 15.2% in 2008).
     Losses on land sales were $0.3 million for the six months ended May 31, 2009 (including $0.1 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $1.2 million of SFAS 144 valuation adjustments), compared to losses on land sales of $9.9 million during the same period last year (including $4.1 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $9.6 million of SFAS 144 valuation adjustments).
     Homebuilding West: Homebuilding revenues decreased for the six months ended May 31, 2009, compared to the same period last year, primarily due to a decrease in the number of home deliveries and average sales price of homes delivered in all of the states in this segment. Gross margins on home sales were $30.1 million, or 7.2%, in 2009, including SFAS 144 valuation adjustments of $34.0 million, compared to gross margins on home sales of $70.7 million, or 10.4%, in 2008, including $30.1 million of SFAS 144 valuation adjustments. Gross margins on home sales excluding SFAS 144 valuation adjustments were $64.1 million, or 15.4%, for the six months ended May 31, 2009, compared to $100.8 million, or 14.8%, for the same period last year. Gross margin percentage on home sales increased compared to last year primarily due to our lower inventory basis and continued focus on reducing costs despite higher sales incentives offered to homebuyers as a percentage of revenues from home sales (16.6% in 2009, compared to 15.5% in 2008).
     Losses on land sales were $2.7 million for the six months ended May 31, 2009 (including $1.7 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $2.5 million of SFAS 144 valuation adjustments), compared to losses on land sales of $10.2 million during the same period last year (including $4.2 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $4.8 million of SFAS 144 valuation adjustments).
     Homebuilding Houston: Homebuilding revenues decreased for the six months ended May 31, 2009, compared to the same period last year, primarily due to a decrease in the number of home deliveries in this segment. Gross margins on home sales were $33.7 million, or 17.3%, in 2009, including SFAS 144 valuation adjustments of $0.2 million, compared to gross margins on home sales of $45.8 million, or 19.6%, in 2008, including $0.1 million of SFAS 144 valuation adjustments. Gross margins on home sales excluding SFAS 144 valuation adjustments were $33.9 million, or 17.4%, for the six months ended May 31, 2009, compared to $45.9 million, or 19.7%, for the same period last year. Gross margin percentage on home sales decreased compared to last year primarily due to higher sales incentives offered to homebuyers as a percentage of revenues from home sales (14.6% in 2009, compared to 8.9% in 2008).
     Losses on land sales were $1.0 million for the six months ended May 31, 2009 (including $0.7 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase), compared to gross profits on land sales of $0.3 million during the same period last year (net of

$0.7 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $0.1 million of SFAS 144 valuation adjustments).
     Homebuilding Other: Homebuilding revenues decreased for the six months ended May 31, 2009, compared to the same period last year, primarily due to a decrease in the number of home deliveries in all states in Homebuilding Other except in the Carolinas and a decrease in the average sales price of homes delivered in the Carolinas. Gross margins on home sales were $9.4 million, or 6.2%, in 2009, including SFAS 144 valuation adjustments of $8.5 million, compared to gross margins on home sales of $22.2 million, or 10.6%, in 2008, including $8.3 million of SFAS 144 valuation adjustments. Gross margins on home sales excluding SFAS 144 valuation adjustments were $18.0 million, or 11.8%, for the six months ended May 31, 2009, compared to $30.6 million, or 14.6%, for the same period last year. Gross margin percentage on home sales decreased compared to last year primarily due to higher sales incentives offered to homebuyers as a percentage of revenues from home sales (16.0% in 2009, compared to 13.9% in 2008).
     Losses on land sales were $3.8 million for the six months ended May 31, 2009 resulting from $3.8 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase, compared to losses on land sales of $1.2 million during the same period last year (including $4.2 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $0.6 million of SFAS 144 valuation adjustments).

     Gross margins on home sales excluding SFAS 144 valuation adjustments is a Non-GAAP financial measure that is discussed previously under “Non-GAAP Financial Measure.” The table set forth below reconciles our gross margins on home sales excluding SFAS 144 valuation adjustments for the three and six months ended May 31, 2009 and 2008 for each of our reportable homebuilding segments and Homebuilding Other to our gross margins on home sales for the three and six months ended May 31, 2009 and 2008:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2009	2008	2009	2008
East:
Sales of homes	$214,937	264,861	393,309	572,441
Cost of homes sold	195,698	246,393	363,230	503,027

Gross margins on home sales	19,239	18,468	30,079	69,414
SFAS 144 valuation adjustments to finished homes, CIP and land on which we intend to build homes	8,793	34,176	22,271	42,282

Gross margins on home sales excluding SFAS 144 valuation adjustments	28,032	52,644	52,350	111,696

Central:
Sales of homes	91,624	144,916	153,526	277,726
Cost of homes sold	82,871	144,445	146,492	260,838

Gross margins on home sales	8,753	471	7,034	16,888
SFAS 144 valuation adjustments to finished homes, CIP and land on which we intend to build homes	2,173	17,382	10,254	19,049

Gross margins on home sales excluding SFAS 144 valuation adjustments	10,926	17,853	17,288	35,937

West:
Sales of homes	276,506	366,254	416,996	679,113
Cost of homes sold	253,324	337,768	386,911	608,398

Gross margins on home sales	23,182	28,486	30,085	70,715
SFAS 144 valuation adjustments to finished homes, CIP and land on which we intend to build homes	15,626	20,140	34,024	30,060

Gross margins on home sales excluding SFAS 144 valuation adjustments	38,808	48,626	64,109	100,775

Houston:
Sales of homes	116,533	124,043	195,154	233,700
Cost of homes sold	95,093	98,047	161,487	187,863

Gross margins on home sales	21,440	25,996	33,667	45,837
SFAS 144 valuation adjustments to finished homes, CIP and land on which we intend to build homes	97	—	243	112

Gross margins on home sales excluding SFAS 144 valuation adjustments	21,537	25,996	33,910	45,949

Other:
Sales of homes	89,000	118,780	152,373	208,940
Cost of homes sold	85,522	103,835	142,964	186,733

Gross margins on home sales	3,478	14,945	9,409	22,207
SFAS 144 valuation adjustments to finished homes, CIP and land on which we intend to build homes	7,869	1,922	8,546	8,346

Gross margins on home sales excluding SFAS 144 valuation adjustments	11,347	16,867	17,955	30,553

Total gross margins on home sales	$76,092	88,366	110,274	225,061

Total SFAS 144 valuation adjustments	$34,558	73,620	75,338	99,849

Total gross margins on home sales excluding SFAS 144 valuation adjustments	$110,650	161,986	185,612	324,910

     The SFAS 144 valuation adjustments and write-offs of deposits and pre-acquisition costs in our homebuilding segments and Homebuilding Other resulted primarily from challenging market conditions that persisted during the first half of fiscal 2009 despite an increase in new orders and deliveries during the second quarter of 2009, compared to the first quarter of 2009. The SFAS 144 valuation adjustments were calculated based on assumptions of current market conditions and estimates made by our management, which may differ from actual results. Changes in market conditions could result in additional inventory valuation adjustments, as well as additional write-offs of options deposits and pre-acquisition costs in the future.
     At May 31, 2009 and 2008, we owned 76,064 homesites and 73,335 homesites, respectively, and had access to an additional 32,596 homesites and 60,986 homesites, respectively, through either option contracts with third parties or agreements with unconsolidated entities in which we have investments. At November 30, 2008, we owned 74,681 homesites and had access to an additional 38,589 homesites through either option contracts with third parties or agreements with unconsolidated entities in which we have investments. At May 31, 2009, 2% of the homesites we owned were subject to home purchase contracts. At May 31, 2009 and 2008, our backlog of sales contracts was 2,062 homes ($545.7 million) and 3,958 homes ($1,254.1 million), respectively. The lower backlog was primarily attributable to challenging market conditions that have persisted in the first half of 2009, which resulted in lower new orders in the first half of 2009, compared to the prior year.
Financial Services Segment
     The following table presents selected financial data related to our Financial Services segment for the periods indicated:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(Dollars in thousands)	2009	2008	2009	2008
Revenues	$86,624	81,372	150,653	150,509
Costs and expenses	70,085	84,386	133,622	163,215

Operating earnings (loss)	$16,539	(3,014)	17,031	(12,706)

Dollar value of mortgages originated	$1,267,000	1,158,000	2,236,000	2,137,000

Number of mortgages originated	5,600	4,900	9,800	9,000

Mortgage capture rate of Lennar homebuyers	89%	85%	88%	83%

Number of title and closing service transactions	34,700	28,700	61,800	54,200

Number of title policies issued	21,500	23,300	36,500	45,900

(2) Financial Condition and Capital Resources
     At May 31, 2009, we had cash related to our homebuilding and financial services operations of $1.6 billion, compared to $1.0 billion at May 31, 2008.
     We finance our land acquisition and development activities, construction activities, financial services activities and general operating needs primarily with cash generated from our operations, public debt issuances and equity offerings, as well as cash borrowed under our revolving credit facility and our warehouse lines of credit.
Operating Cash Flow Activities
     In the six months ended May 31, 2009 and 2008, cash flows provided by operating activities amounted to $252.7 million and $766.8 million, respectively. During the six months ended May 31, 2009, cash flows provided by operating activities were positively impacted by the receipt of a cash tax refund of $251.0 million generated by losses incurred prior to fiscal 2009 and a decrease in inventories due to our focus on reducing completed, unsold inventory. These cash flows were partially offset by a decrease in accounts payable and other liabilities. Throughout the first half of 2009, we continued to focus our efforts on adjusting pricing to meet market conditions, as we continued to pull back production and curtail land purchases where possible in order to keep our balance sheet well positioned for future opportunities.
Investing Cash Flow Activities
     During the six months ended May 31, 2009 and 2008, cash flows used in investing activities totaled $97.9 million and $179.3 million, respectively. In the six months ended May 31, 2009, we contributed $118.3 million of cash to unconsolidated entities of which $59.4 million related to guarantees, compared to $231.0 million in the same period last year. Our investing activities also included distributions of capital from unconsolidated entities during the six months ended May 31, 2009 and 2008 of $3.7 million and $54.4 million, respectively.
     We are always looking at the possibility of acquiring homebuilders and other companies. However, at May 31, 2009, we had no agreements or understandings regarding any significant transactions, other than our participation in a venture that proposes to purchase a portion of the assets of LandSource Communities Development LLC (“LandSource”).
Financing Cash Flow Activities
     During the six months ended May 31, 2009, our net cash provided by financing activities was primarily attributed to the issuance of common stock and net borrowings. Homebuilding debt to total capital and net homebuilding debt to total capital are financial measures commonly used in the homebuilding industry and are presented to assist in understanding the leverage of our homebuilding operations. Management believes providing a measure of leverage of our homebuilding operations enables management and readers of our financial statements to better understand our financial position and performance. Homebuilding debt to total capital and net homebuilding debt to total capital are calculated as follows:

	May 31,	November 30,	May 31,
(Dollars in thousands)	2009	2008	2008
Homebuilding debt	$2,664,853	2,544,935	2,310,494
Stockholders’ equity	2,482,006	2,623,007	3,539,590

Total capital	$5,146,859	5,167,942	5,850,084

Homebuilding debt to total capital	51.8%	49.2%	39.5%

Homebuilding debt	$2,664,853	2,544,935	2,310,494
Less: Homebuilding cash and cash equivalents	1,447,011	1,091,468	882,433

Net homebuilding debt	$1,217,842	1,453,467	1,428,061

Net homebuilding debt to total capital (1)	32.9%	35.7%	28.7%

(1)	Net homebuilding debt to total capital consists of net homebuilding debt (homebuilding debt less homebuilding cash and cash equivalents) divided by total capital (net homebuilding debt plus stockholders’ equity).
     At May 31, 2009, homebuilding debt to total capital and net homebuilding debt to total capital were higher compared to May 31, 2008 due to the increase in homebuilding debt as a result of an increase in senior notes and other debts payable, and the decrease in stockholders’ equity primarily due to our cumulative net loss since May 31, 2008 as a result of inventory valuation adjustments, write-offs of option deposits and pre-acquisition costs, our share of SFAS 144 valuation adjustments related to assets of unconsolidated entities, APB 18 valuation adjustments to investments in unconsolidated entities and a valuation allowance against our deferred tax assets, all of which are non-cash items. This decrease in stockholders’ equity was partially offset by common stock issued under our equity draw-down program.
     Our average debt outstanding was $2.6 billion for the six months ended May 31, 2009, compared to $2.3 billion in the same period last year. The average rate for interest incurred was 5.9% for both the six months ended May 31, 2009 and 2008. Interest incurred related to homebuilding debt for the six months ended May 31, 2009 was $77.5 million, compared to $74.7 million last year. The majority of our short-term financing needs, including financings for land acquisition and development activities and general operating needs, are met with cash generated from operations, market transactions and funds available under our unsecured revolving credit facility (the “Credit Facility”).
     In March 2009, we retired our $281 million 7 5/8% senior notes due March 2009 for 100% of the outstanding principal amount, plus accrued and unpaid interest as of the maturity date.
     In April 2009, we issued $400 million of 12.25% senior notes due 2017 (the “12.25% Senior Notes”) at a price of 98.098% in a private placement. Proceeds from the offering, after payment of initial purchaser’s discount and expenses, are $386.7 million. We added the proceeds to our working capital to be used for general corporate purposes, which may include the repayment or repurchase of our near-term maturities or of debt of our joint ventures that we have guaranteed. Interest on the 12.25% Senior Notes is due semi-annually. The 12.25% Senior Notes are unsecured and unsubordinated, and are guaranteed by substantially all of our subsidiaries. At May 31, 2009, the carrying amount of the 12.25% Senior Notes was $392.4 million.

     In connection with the private placement of the 12.25% Senior Notes, we agreed that within 120 days we would offer to exchange substantially identical 12.25% senior notes that have been registered under the Securities Act of 1933 for the 12.25% Senior Notes that we issued under the private placement. We have filed a registration statement with the SEC for the purposes of exchanging the 12.25% Senior Notes.
     Our Credit Facility consists of a $1.1 billion revolving credit facility that matures in July 2011. As of May 31, 2009, in order to be able to borrow under our Credit Facility, we are required to first use our cash in excess of $750 million. As of May 31, 2009, we had no availability to borrow under our Credit Facility.
     Our Credit Facility is guaranteed by substantially all of our subsidiaries. Interest rates on outstanding borrowings are LIBOR-based, with margins determined based on changes in our credit ratings, or an alternate base rate, as described in our Credit Facility agreement. During the six months ended May 31, 2009, we did not have any borrowings under our Credit Facility. During the six months ended May 31, 2008, the average daily borrowings under our Credit Facility were $42.6 million. At May 31, 2009 and November 30, 2008, we had no outstanding balance under our Credit Facility. However, at May 31, 2009 and November 30, 2008, $223.4 million and $275.2 million, respectively, of our total letters of credit outstanding discussed below, were collateralized against certain borrowings available under our Credit Facility.
     Our performance letters of credit outstanding were $118.5 million and $167.5 million, respectively, at May 31, 2009 and November 30, 2008. Our financial letters of credit outstanding were $238.7 million and $278.5 million, respectively, at May 31, 2009 and November 30, 2008. Performance letters of credit are generally posted with regulatory bodies to guarantee our performance of certain development and construction activities and financial letters of credit are generally posted in lieu of cash deposits on option contracts.
     At May 31, 2009, we believe we were in compliance with our debt covenants. Under the Credit Facility agreement, we are required to maintain a leverage ratio of less than or equal to 55% at the end of each fiscal quarter during our 2009 fiscal year and a leverage ratio of less than or equal to 52.5% for our 2010 fiscal year and through the maturity of our Credit Facility in 2011. If our adjusted consolidated tangible net worth, as calculated per our Credit Facility agreement, falls below $1.6 billion, our Credit Facility would be reduced from $1.1 billion to $0.9 billion. In no event may our adjusted consolidated tangible net worth, as calculated per our Credit Facility agreement, be less than $1.3 billion.

     The following are computations of our adjusted consolidated tangible net worth and our leverage ratio as calculated per our Credit Facility agreement (the “Agreement”) as of May 31, 2009:

		Level Achieved as of
(Dollars in thousands)	Covenant Level	May 31, 2009	Cushion
Adjusted consolidated tangible net worth (1)	$1,500,428	2,142,048	641,620
Leverage ratio (2)	55%	50%	500 Basis Points
     The terms adjusted consolidated tangible net worth and leverage ratio used in the Agreement are specifically calculated per the Agreement and differ in specified ways from comparable GAAP or common usage terms. Our adjusted consolidated tangible net worth and leverage ratio, as well as our maximum recourse exposure from joint ventures were calculated for purposes of the Agreement as of May 31, 2009 as follows:

(1)	The minimum adjusted consolidated tangible net worth and the adjusted consolidated tangible net worth as calculated per the Agreement are as follows:
Minimum adjusted consolidated tangible net worth

As of May 31,
(In thousands)	2009
Stated adjusted consolidated tangible net worth per the Agreement	$2,330,000
Plus: 50% of cumulative positive consolidated net income in excess of aggregate amount paid to purchase or redeem equity securities	3,416
Less: Deferred tax asset valuation allowance	(832,988)

Minimum adjusted consolidated tangible net worth as calculated per the Agreement	$1,500,428

Adjusted consolidated tangible net worth

As of May 31,
(In thousands)	2009
Consolidated stockholders’ equity	$2,482,006
Less: Intangible assets (a)	(35,790)

Consolidated tangible net worth as calculated per the Agreement	2,446,216
Less: Consolidated stockholders’ equity of mortgage banking subsidiaries (b)	(304,168)

Adjusted consolidated tangible net worth as calculated per the Agreement	$2,142,048

(a)	Intangible assets include the Financial Services’ title operations goodwill of $34.0 million and other intangible assets of $1.7 million included in other assets in our condensed consolidated balance sheet as of May 31, 2009.

(b)	Consolidated stockholders’ equity of mortgage banking subsidiaries represents the stockholders’ equity of the Financial Services segment’s mortgage operations which is included in stockholders’ equity in our condensed consolidated balance sheet as of May 31, 2009.

(2)	The leverage ratio as calculated per the Agreement is as follows:

(In thousands)	As of May 31, 2009
Senior notes and other debts payable	$2,664,853
Less: Indebtedness of our consolidated entities (a)	(211,722)

Lennar’s indebtedness as calculated per the Agreement	2,453,131
Plus: Letters of credit (b)	239,434
Plus: Lennar’s maximum recourse exposure related to unconsolidated entities	422,356
Plus: Lennar’s maximum recourse exposure related to its consolidated entities (a)	79,450

Consolidated indebtedness as calculated per the Agreement	3,194,371
Less: 75% of unconsolidated and consolidated entities reimbursement obligations (c)	(113,081)
Plus: 10% of unconsolidated and consolidated entities non-recourse indebtedness with completion guarantees (d)	71,204
Less: the lesser of $500 million or unrestricted cash in excess of $15 million per the Agreement	(500,000)

Numerator as calculated per the Agreement	$2,652,494

Denominator as calculated per the Agreement	$5,294,542

Leverage ratio (e)	50%

(a)	Indebtedness of our consolidated entities primarily includes $134.5 million of non-recourse debt of our consolidated entities and $79.5 million of recourse debt of our consolidated entities. These amounts are included in senior notes and other debts payable in our condensed consolidated balance sheet as of May 31, 2009. Indebtedness of our consolidated entities is offset by $2.1 million of corporate guarantees.

(b)	Letters of credit include our financial letters of credit outstanding of $238.7 million disclosed in Note 9 of the Notes to our condensed consolidated financial statements as of May 31, 2009 and $0.7 million of letters of credit related to the Financial Services segment’s title operations.

(c)	Reimbursement obligations include $121.7 million related to our joint and several reimbursement agreements from partners of our unconsolidated entities and $29.0 million related to our joint and several reimbursement agreements from partners of our consolidated entities.

(d)	Non-recourse debt with completion guarantees includes $700.5 million of our unconsolidated entities non-recourse debt with completion guarantees and $11.5 million of consolidated entities non-recourse debt with completion guarantees.

(e)	Leverage ratio consists of the numerator as calculated per the Agreement divided by the denominator as calculated per the Agreement (consolidated indebtedness as calculated per the Agreement, less 75% of unconsolidated and consolidated entities reimbursement obligations, plus 10% of unconsolidated and consolidated entities non-recourse indebtedness with completion guarantees, plus adjusted consolidated tangible net worth as calculated per the Agreement).
     Additionally, our Credit Facility requires us to effect quarterly reductions of our maximum recourse exposure related to joint ventures in which we have investments by a total of $200 million to $535 million by November 30, 2009, which we have already accomplished as of May 31, 2009. We must also effect quarterly reductions during our 2010 fiscal year totaling $180 million to $355 million of which we have already reduced it by $33.2 million. During the first six months of our 2011 fiscal year we must reduce our maximum recourse exposure related to joint ventures by $80 million to $275 million.
     If the joint ventures are unable to reduce their debt, where there is recourse to us, through the sale of inventory or other means, then we and our partners may be required to contribute capital to the joint ventures.
     While we currently believe we are in compliance with the debt covenants in the Agreement, if we had to record significant additional impairments in the future, they could cause us to fail to comply with the Agreement’s covenants. In addition, if we default in the payment or performance of certain obligations relating to the debt of unconsolidated entities above a specified threshold amount, we would be in default under the Agreement. Either of those events would give the lenders the right to cause any amounts we owe under the Credit Facility, if any, to become immediately due. If we were unable to repay the borrowings when they became due, that could entitle holders of $2.3 billion of debt securities we have sold into the capital markets to cause the sums evidenced by those debt securities to become immediately due, which might require us to sell assets at prices well below the future fair values, or the carrying values, of the assets.
     At May 31, 2009, our Financial Services segment had a warehouse repurchase facility that was renewed in May 2009 and matures in June 2010 ($75 million, plus a $25 million temporary accordion feature that expired in June 2009), and a warehouse repurchase facility, which matured in June 2009 ($150 million). Our Financial Services segment uses these facilities to finance its lending activities until the mortgage loans are sold to investors and expects both facilities to be renewed or replaced with other facilities when they mature. Borrowings under the lines of credit were $207.4 million and $209.5 million, respectively, at May 31, 2009 and November 30, 2008 and were collateralized by mortgage loans and receivables on loans sold to investors but not yet paid for with outstanding principal balances of $285.0 million and $281.2 million, respectively, at May 31, 2009 and November 30, 2008.
     In June 2009, our Financial Services segment amended its warehouse repurchase facility, increasing its maximum aggregate commitment from $75 million to $200 million. Our Financial Services segment also renewed its other warehouse repurchase facility, reducing its maximum aggregate commitment from $150 million to $100 million and extending the facility until December 2009.
     At May 31, 2009, our Financial Services segment also had an on going 60-day committed repurchase facility for $75 million. Our Financial Services segment had advances under this facility totaling $69.2 million and $5.2 million, respectively, at May 31, 2009 and November 30, 2008 and were collateralized by mortgage loans and receivables on loans sold to investors but not yet paid for with outstanding principal balances of $70.7 million and $5.5 million, respectively, at May 31, 2009 and November 30, 2008. At November 30, 2008, our Financial Services segment had advances under a different conduit funding agreement totaling $10.8 million, which was collateralized by mortgage loans.
     Due to the fact that the Financial Services segment’s borrowings under the lines of credit are generally repaid with the proceeds from the sales of mortgage loans and receivables on loans that secure those borrowings, the facilities are not likely to be a call on our current or future cash resources. If the facilities are not renewed, the borrowings under the lines of credit will be paid off by selling the mortgage loans held-for-sale to investors and by collecting on receivables on loans sold but not yet paid. Without the facilities, our Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities.
Changes in Capital
     We have a stock repurchase program which permits the purchase of up to 20 million shares of our outstanding common stock. There were no share repurchases during the three and six months ended May 31, 2009. As of May 31, 2009, 6.2 million shares of common stock can be repurchased in the future under the program. Treasury stock increased by 0.1 million and 0.2 million common shares, respectively, during the three and six months ended May 31, 2009, in connection with activity related to our equity compensation plan and forfeitures of restricted stock.
     During April 2009, we entered into distribution agreements (equity draw-down program) with J.P. Morgan Securities, Inc., Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Deutsche Bank Securities Inc., relating to an offering of our Class A common stock into the market from time to time for an aggregate of up to $275 million. As of May 31, 2009, we had sold a total of 12.8 million shares of our Class A common stock under the equity offering for gross proceeds of $126.3 million, or an average of $9.86 per share. After compensation to the distributors of $2.5 million, we received net proceeds of $123.8 million. We will use the proceeds from the offering for general corporate purposes which may include acquisitions.

     On May 20, 2009, we paid cash dividends of $0.04 per share for both our Class A and Class B common stock to holders of record at the close of business on May 5, 2009, as declared by our Board of Directors on April 15, 2009. On June 30, 2009, our Board of Directors declared a quarterly cash dividend of $0.04 per share on both our Class A and Class B common stock payable on August 5, 2009 to holders of record at the close of business on July 22, 2009.
     Based on our current financial condition and credit relationships, we believe that our operations and borrowing resources will provide for our current and long-term capital requirements at our anticipated levels of activity.
Off-Balance Sheet Arrangements
Investments in Unconsolidated Entities
     We strategically invest in unconsolidated entities that acquire and develop land (1) for our homebuilding operations or for sale to third parties or (2) for the construction of homes for sale to third-party homebuyers. Through these entities, we primarily seek to reduce and share our risk by limiting the amount of our capital invested in land, while obtaining access to potential future homesites and allowing us to participate in strategic ventures. The use of these entities also, in some instances, enables us to acquire land to which we could not otherwise obtain access, or could not obtain access on as favorable terms, without the participation of a strategic partner. Participants in these joint ventures are land owners/developers, other homebuilders and financial or strategic partners. Joint ventures with land owners/developers give us access to homesites owned or controlled by our partner. Joint ventures with other homebuilders provide us with the ability to bid jointly with our partner for large land parcels. Joint ventures with financial partners allow us to combine our homebuilding expertise with access to our partners’ capital. Joint ventures with strategic partners allow us to combine our homebuilding expertise with the specific expertise (e.g., commercial or infill experience) of our partner. Most joint ventures are governed by an executive committee consisting of members from the partners.
     Summarized condensed financial information on a combined 100% basis related to unconsolidated entities in which we have investments that are accounted for by the equity method was as follows:
     Statements of Operations and Selected Information

			At or for the
	Three Months Ended		Six Months Ended
Statements of Operations and Selected Information	May 31,		May 31,
(Dollars in thousands)	2009	2008	2009	2008
Revenues	$53,460	219,709	119,243	617,268
Costs and expenses	580,167	293,115	695,365	790,137

Net loss of unconsolidated entities (1)	$(526,707)	(73,406)	(576,122)	(172,869)

Our share of net loss (2)	$(58,950)	(18,864)	(63,250)	(40,591)
Our share of net loss – recognized (2)	$(59,890)	(18,919)	(62,807)	(41,899)
Our cumulative share of net earnings – deferred at May 31, 2009 and 2008, respectively			$16,141	27,265
Our investments in unconsolidated entities			$656,280	869,859
Equity of the unconsolidated entities			$2,092,145	2,877,468

Our investment % in the unconsolidated entities			31.4%	30.2%

(1)	The net loss of unconsolidated entities for the three and six months ended May 31, 2009 was primarily related to valuation adjustments recorded by the unconsolidated entities. Our exposure to such losses was significantly lower as a result of our small ownership interest in the respective unconsolidated entities or our previous APB 18 valuation adjustments to our investments in unconsolidated entities.

(2)	For both the three and six months ended May 31, 2009, our share of net loss recognized from unconsolidated entities includes $50.1 million of SFAS 144 valuation adjustments related to assets of unconsolidated entities in which we have investments, compared to $8.0 million and $26.9 million, respectively, for the three and six months ended May 31, 2008.

     Balance Sheets

	May 31,	November 30,
(In thousands)	2009	2008
Assets:
Cash and cash equivalents	$101,732	135,081
Inventories	6,310,591	7,115,360
Other assets	399,122	541,984

	$6,811,445	7,792,425

Liabilities and equity:
Accounts payable and other liabilities	$888,445	1,042,002
Debt	3,830,855	4,062,058
Equity of:
Lennar	656,280	766,752
Others	1,435,865	1,921,613

Total equity of unconsolidated entities	2,092,145	2,688,365

	$6,811,445	7,792,425

Our equity in the unconsolidated entities	31%	29%

     In fiscal 2007, we sold a portfolio of land consisting of approximately 11,000 homesites in 32 communities located throughout the country to a strategic land investment venture with Morgan Stanley Real Estate Fund II, L.P., an affiliate of Morgan Stanley & Co., Inc., in which we have a 20% ownership interest and 50% voting rights. Due to our continuing involvement, the transaction did not qualify as a sale by us under GAAP; thus, the inventory has remained on our consolidated balance sheet in consolidated inventory not owned. As of May 31, 2009 and November 30, 2008, the portfolio of land (including land development costs) of $502.3 million and $538.4 million, respectively, is reflected as inventory in the summarized condensed financial information related to unconsolidated entities in which we have investments. The decrease in inventory from November 30, 2008 to May 31, 2009 resulted from valuation adjustments of $41.6 million recorded by the land investment venture of which we recorded $8.3 million during the three months ended May 31, 2009 for our share of such charges.
     In June 2008, LandSource and a number of its subsidiaries commenced proceedings under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The bankruptcy filing could result in LandSource losing some or all of the properties it owns and termination of our management agreement with LandSource, claims against us and a substantial reduction (or total elimination) of our 16% ownership interest in LandSource, which had a carrying value of zero at May 31, 2009. In the second quarter of 2009, we submitted a nonbinding proposal to acquire an interest in LandSource as well as to purchase certain of LandSource’s assets, which would also result in the settlement of all outstanding claims between LandSource and us. The Unsecured Creditors Committee has filed an opposition to this proposal.
     Debt to total capital of the unconsolidated entities in which we have investments was calculated as follows:

	May 31,	November 30,
(Dollars in thousands)	2009	2008
Debt	$3,830,855	4,062,058
Equity	2,092,145	2,688,365

Total capital	$5,923,000	6,750,423

Debt to total capital of our unconsolidated entities	64.7%	60.2%

Debt to total capital of our unconsolidated entities (excluding LandSource)	52.8%	49.8%

     At May 31, 2009, we had equity investments in 83 unconsolidated entities, compared to 95 and 116 unconsolidated entities at February 28, 2009 and November 30, 2008, respectively. We may try to reduce further the number of unconsolidated entities in which we have investments. Our investments in unconsolidated entities by type of venture were as follows:

	May 31,	November 30,
(In thousands)	2009	2008
Land development	$553,115	633,652
Homebuilding	103,165	133,100

Total investments	$656,280	766,752

     During both the three and six months ended May 31, 2009, as homebuilding market conditions remained challenged, we recorded $50.1 million of SFAS 144 valuation adjustments related to assets of unconsolidated entities in which we have investments, compared to $8.0 million and $26.9 million, respectively, in the same periods last year. In addition, we recorded $7.0 million and $44.2 million, respectively, of APB 18 valuation adjustments to our investments in unconsolidated entities for the three and six months ended May 31, 2009, compared to $46.9 million and $76.5 million, respectively, in the same periods last year. We will continue to monitor our investments and the recoverability of assets owned by the joint ventures.
     The summary of our net recourse exposure related to the unconsolidated entities in which we have investments was as follows:

	May 31,	November 30,
(In thousands)	2009	2008
Several recourse debt – repayment	$62,434	78,547
Several recourse debt – maintenance	110,717	167,941
Joint and several recourse debt – repayment	156,277	138,169
Joint and several recourse debt – maintenance	90,508	123,051
Land seller debt and other debt recourse exposure	2,420	12,170

Lennar’s maximum recourse exposure	422,356	519,878
Less: joint and several reimbursement agreements with our partners	(121,744)	(127,428)

Our net recourse exposure	$300,612	392,450

     During the six months ended May 31, 2009, we reduced our maximum recourse exposure related to unconsolidated entities by $97.5 million, of which $56.4 million was paid by us and $41.1 million related to joint ventures selling inventory, dissolution of joint ventures and renegotiation of joint venture debt agreements. In addition, during the three and six months ended May 31, 2009, we recorded $4.2 million and $27.9 million, respectively, of obligation guarantees related to debt of certain of our joint ventures. As of May 31, 2009, $12.9 million was recorded as a liability.
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
     The recourse debt exposure in the previous table represents our maximum exposure to loss from guarantees and does not take into account the underlying value of the collateral or the other assets of the borrowers that are available to repay the debt or to reimburse us for any payments on our guarantees. Our unconsolidated entities that have recourse debt have a significant amount of assets and equity. The summarized balance sheets of our unconsolidated entities with recourse debt were as follows:

	May 31,	November 30,
(In thousands)	2009	2008
Assets	$1,850,941	2,846,819
Liabilities	1,166,517	1,565,148
Equity (1)	684,424	1,281,671

(1)	The decrease in equity of our unconsolidated entities with recourse debt relates primarily to valuation adjustments recorded by the unconsolidated entities during the six months ended May 31, 2009. Our exposure to such losses was significantly lower as a result of our small ownership interest in the respective unconsolidated entities or our previous APB 18 valuation adjustments to our investments in unconsolidated entities.
     In addition, in most instances in which we have guaranteed debt of an unconsolidated entity, our partners have also guaranteed that debt and are required to contribute their share of the guarantee payments. Some of our guarantees are repayment and maintenance guarantees. In a repayment guarantee, we and our venture partners guarantee repayment of a portion or all of the debt in the event of a default before the lender would have to exercise its rights against the collateral. In the event of default, if our venture partner does not have adequate financial resources to meet their obligations under the reimbursement agreement, we may be liable for more than our proportionate share, up to our maximum recourse exposure, which is the full amount covered by the joint and several guarantee. The maintenance guarantees only apply if the value of the collateral (generally land and improvements) is less than a specified percentage of the loan balance. If we are required to make a payment under a maintenance guarantee to bring the value of the collateral above the specified percentage of the loan balance, the payment would constitute a capital contribution or loan to the unconsolidated entity and increase our share of any funds the unconsolidated entity distributes.
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
     During the three months ended May 31, 2009, there were no payments under completion guarantees. During the six months ended May 31, 2009, we made payments of $5.6 million under completion guarantees. During the three and six months ended May 31, 2009, loan paydowns, including amounts paid under our repayment guarantees, were $19.7 million and $38.5 million, respectively. Additionaly, during both the three and six months ended May 31, 2009, amounts paid under our maintenance guarantees were $18.0 million. These guarantee payments are recorded primarily as contributions to our unconsolidated entities.
     In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, as of May 31, 2009, the fair values of the maintenance guarantees, repayment guarantees and completion guarantees were not material. We believe that as of May 31, 2009, in the event we become legally obligated to perform under a guarantee of the obligation of an unconsolidated entity due to a triggering event under a guarantee, most of the time the collateral should be sufficient to repay at least a significant portion of the obligation or we and our partners would contribute additional capital into the venture.
     The total debt of the unconsolidated entities in which we have investments was as follows:

	May 31,	November 30,
(In thousands)	2009	2008
Lennar’s net recourse exposure	$300,612	392,450
Reimbursement agreements from partners	121,744	127,428

Lennar’s maximum recourse exposure	$422,356	519,878

Partner several recourse	$204,930	285,519
Non-recourse land seller debt and other debt	83,891	90,519
Non-recourse bank debt with completion guarantees – excluding LandSource	700,544	820,435
Non-recourse bank debt without completion guarantees – excluding LandSource	1,026,218	994,580
Non-recourse bank debt without completion guarantees – LandSource	1,392,916	1,351,127

Non-recourse debt to Lennar	3,408,499	3,542,180

Total debt	$3,830,855	4,062,058

Lennar’s maximum recourse exposure as a % of total JV debt	11%	13%

     Some of the unconsolidated entities’ debt arrangements contain certain financial covenants. As market conditions remained challenged during the three months ended May 31, 2009, we continued to closely monitor these covenants and the unconsolidated entities’ ability to comply with them. Our Credit Facility requires us to report defaults arising under indebtedness with respect to our joint ventures. As of May 31, 2009, we had one such joint venture which had an outstanding debt balance of $17.1 million.
     In view of current credit market conditions, it is not uncommon for lenders to real estate developers, including joint ventures in which we have interests, to assert non-monetary defaults (such as failures to meet construction completion deadlines or declines in the market value of collateral below required amounts) or technical monetary defaults against the real estate developers. In most instances, those asserted defaults are resolved by modifications of loan terms, additional equity investments or other concessions by the borrowers. In addition, in some instances, real estate developers, including joint ventures in which we have interests, are forced to request temporary waivers of covenants in loan documents or modifications of loan terms, which are often, but not always, obtained. However, in some instances developers, including joint ventures in which we have interests, are not able to meet their monetary obligations to lenders, and are thus declared in default. Because we sometimes guarantee all or portions of the obligations to lenders of joint ventures in which we have interests, when these joint ventures default on their obligations, lenders may or may not have claims against us. Normally, we do not make payments with regard to guarantees of joint venture obligations while the joint ventures are contesting assertions regarding sums due to their lenders. When it is determined that a joint venture is obligated to make a payment that we have guaranteed and the joint venture will not be able to make that payment, we accrue the amounts probable to be paid by us as a liability. Although we generally fulfill our guarantee obligations within a reasonable time after we determine that we are obligated with regard to them, at any point in time it is likely that we will have some balance of unpaid guarantee liability. At May 31, 2009, the liability for unpaid guarantees of joint venture indebtedness reflected on our balance sheet totaled $12.9 million.

     The following table summarizes the principal maturities of our unconsolidated entities (“JVs”) debt as per current debt arrangements as of May 31, 2009 and does not represent estimates of future cash payments that will be made to reduce debt balances:

		Principal Maturities of Unconsolidated JVs by Period
	Total JV	Total JV					Other
(In thousands)	Assets (1)	Debt	2009	2010	2011	Thereafter	Debt (2)
Net recourse debt to Lennar	$	300,612	167,819	71,435	11,852	47,086	2,420
Reimbursement agreements		121,744	8,862	26,560	50,878	35,444	—

Gross recourse debt to Lennar	$1,850,941	422,356	176,681	97,995	62,730	82,530	2,420
Debt without recourse to Lennar – excluding LandSource	2,795,038	2,002,169	345,482	665,972	894,238	21,159	75,318
Debt without recourse to Lennar – LandSource	1,740,304	1,406,330	1,148,916	—	—	244,000	13,414

Total	$6,386,283	3,830,855	1,671,079	763,967	956,968	347,689	91,152

(1)	Excludes unconsolidated joint venture assets where the joint venture has no debt.

(2)	Represents land seller debt and other debt.
     The following table is a breakdown of the assets, debt and equity of the unconsolidated joint ventures by partner type, in addition to LandSource, as of May 31, 2009:

			Gross		Net	Total Debt			JV Debt	Remaining
			Recourse		Recourse	Without			to Total	Homes/
	Total JV		Debt to	Reimbursement	Debt to	Recourse to	Total JV	Total JV	Capital	Homesites
(Dollars in thousands)	Assets		Lennar	Agreements	Lennar	Lennar	Debt	Equity	Ratio	in JV
Partner Type:
LandSource		$1,740,304	—	—	—	1,392,916	1,392,916	(78,068)	106%	31,841
Land Owners/Developers		863,240	102,620	—	102,620	223,748	326,368	398,132	45%	35,786
Other Builders		803,390	101,432	8,862	92,570	226,718	328,150	396,073	45%	13,825
Financial		2,813,731	70,529	50,878	19,651	1,333,426	1,403,955	1,091,175	56%	23,385
Strategic		590,780	145,355	62,004	83,351	142,959	288,314	284,833	50%	13,723

Total		$6,811,445	419,936	121,744	298,192	3,319,767	3,739,703	2,092,145	64%	118,560

Land seller debt and other debt	$		2,420	—	2,420	88,732	91,152

Total JV debt	$		422,356	121,744	300,612	3,408,499	3,830,855

     The table below indicates the assets, debt and equity of our 10 largest unconsolidated joint venture investments, in addition to LandSource, as of May 31, 2009:

				Gross		Net	Total Debt			JV Debt
				Recourse		Recourse	Without			to Total
	Lennar’s		Total JV	Debt to	Reimbursement	Debt to	Recourse to	Total JV	Total JV	Capital
(Dollars in thousands)	Investment		Assets	Lennar	Agreements	Lennar	Lennar	Debt	Equity	Ratio
Land development JVs (1):
Platinum Triangle Partners		$97,590	270,871	70,889	35,445	35,444	—	70,889	192,828	27%
Heritage Fields El Toro		84,696	1,433,959	—	—	—	550,177	550,177	677,516	45%
Runkle Canyon		36,434	74,816	—	—	—	—	—	72,869	—
Baywinds Land Trust		24,169	53,312	4,914	—	4,914	15,154	20,068	32,753	38%
56th & Lone Mountain		23,526	106,263	28,336	—	28,336	28,336	56,672	47,119	55%
Ballpark Village		19,575	98,290	—	—	—	58,910	58,910	38,801	60%
Huntley Venture		18,629	71,086	—	—	—	—	—	70,556	—
USH/SVA Star Valley		18,607	45,318	4,052	—	4,052	4,051	8,103	37,215	18%
Homebuilding JVs (1):
Bellevue Towers Investors		29,179	416,305	—	—	—	304,278	304,278	86,126	78%
Lennar Intergulf (Central Park)		23,206	185,024	53,119	26,560	26,559	79,679	132,798	46,501	74%

10 largest JV investments		375,611	2,755,244	161,310	62,005	99,305	1,040,585	1,201,895	1,302,284	48%

LandSource		—	1,740,304	—	—	—	1,392,916	1,392,916	(78,068)	106%
Other JVs		280,669	2,315,897	258,626	59,739	198,887	886,266	1,144,892	867,929	57%

Total		$656,280	6,811,445	419,936	121,744	298,192	3,319,767	3,739,703	2,092,145	64%

Land seller debt and other debt	$			2,420	—	2,420	88,732	91,152

Total JV debt	$			422,356	121,744	300,612	3,408,499	3,830,855

(1)	All of the joint ventures presented in the table above operate in our Homebuilding West segment except for 56th & Lone Mountain and USH/SVA Star Valley, which operate in our Homebuilding Central segment, Baywinds Land Trust, which operates in our Homebuilding East segment and Huntley Venture, which operates in Homebuilding Other. During the three months ended May 31, 2009, our investments in Lennar Intergulf (Pacific), MS Rialto Residential Holdings and Asante LH were no longer part of our list of 10 largest unconsolidated joint venture investments and thus not included in the table above.
     The table below indicates the percentage of assets, debt and equity of our 10 largest unconsolidated joint venture investments, in addition to LandSource, as of May 31, 2009:

		% of Gross	% of Net	% of Total
	% of	Recourse	Recourse	Debt Without	% of
	Total JV	Debt to	Debt to	Recourse to	Total JV
	Assets	Lennar	Lennar	Lennar	Equity
10 largest JVs	40%	38%	33%	31%	62%
LandSource	26%	—	—	42%	-4%
Other	34%	62%	67%	27%	42%

Total	100%	100%	100%	100%	100%

Option Contracts
     We have access to land through option contracts, which generally enables us to control portions of properties owned by third parties (including land funds) and unconsolidated entities until we have determined whether to exercise the option.
     When we intend not to exercise an option, we write-off any unapplied deposit and pre-acquisition costs associated with the option contract. For the three months ended May 31, 2009 and 2008, we wrote-off $1.8 million and $6.6 million, respectively, of option deposits and pre-acquisition costs related to land under option that we do not intend to purchase. For the six months ended May 31, 2009 and 2008, we wrote-off $12.1 million, and $23.4 million, respectively, of option deposits and pre-acquisition costs related to land under option that we do not intend to purchase.
     The table below indicates the number of homesites owned and homesites to which we had access through option contracts with third parties (“optioned”) or unconsolidated joint ventures (i.e., controlled homesites) at May 31, 2009 and 2008:

	Controlled Homesites			Owned	Total
May 31, 2009	Optioned	JVs	Total	Homesites	Homesites
East	7,884	2,985	10,869	25,664	36,533
Central	1,422	3,971	5,393	16,502	21,895
West	29	11,743	11,772	19,148	30,920
Houston	1,125	2,254	3,379	6,693	10,072
Other	506	677	1,183	8,057	9,240

Total homesites	10,966	21,630	32,596	76,064	108,660

	Controlled Homesites			Owned	Total
May 31, 2008	Optioned	JVs	Total	Homesites	Homesites
East	9,961	9,926	19,887	25,938	45,825
Central	1,750	6,277	8,027	14,968	22,995
West	1,263	26,123	27,386	16,052	43,438
Houston	1,312	2,864	4,176	8,001	12,177
Other	756	754	1,510	8,376	9,886

Total homesites	15,042	45,944	60,986	73,335	134,321

     We evaluated all option contracts for land when entered into or upon a reconsideration event to determine whether we are the primary beneficiary of certain of these option contracts. Although we do not have legal title to the optioned land, under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, (“FIN 46R”), if we are deemed to be the primary beneficiary, we are required to consolidate the land under option at the purchase price of the optioned land. During the six months ended May 31, 2009, the effect of consolidation of these option contracts was an increase of $3.2 million to consolidated inventory not owned with a corresponding increase to liabilities related to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of May 31, 2009. This increase was offset by our exercise of options to acquire land under certain contracts previously consolidated resulting in a net decrease in consolidated inventory not owned of $57.7 million for the six months ended May 31, 2009. To reflect the purchase price of the inventory consolidated under FIN 46R, we reclassified $0.3 million of related option deposits from land under development to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of May 31, 2009. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and our cash deposits.
     Our exposure to loss related to our option contracts with third parties and unconsolidated entities consisted of our non-refundable option deposits and pre-acquisition costs totaling $182.1 million and $191.2 million, respectively, at May 31, 2009 and November 30, 2008. Additionally, we had posted $65.2 million and $89.5 million, respectively, of letters of credit in lieu of cash deposits under certain option contracts as of May 31, 2009 and November 30, 2008.

Contractual Obligations and Commercial Commitments
     During the second quarter of 2009, our contractual obligations with regard to debt related to our homebuilding operations changed. In March 2009, we retired our $281 million 7 5/8% senior notes due March 2009, and in April 2009 we issued $400 million of 12.25% senior notes due 2017 as previously discussed under “Financing Cash Flow Activities.” The following summarizes our contractual debt obligations as of May 31, 2009:
Contractual Obligations

	Payments Due by Period
		Six months	December 1,	December 1,	December 1,
		ending	2009 through	2010 through	2012 through
		November	November 30,	November 30,	November 30,
	Total	30, 2009	2010	2012	2014	Thereafter
			(In thousands)
Homebuilding — Senior notes and other debts payable	$2,664,853	65,320	396,876	385,114	667,246	1,150,297
Financial Services — Notes and other debts payable	276,708	276,607	26	42	30	3
Interest commitments under interest-bearing debt	905,556	85,450	166,470	279,836	216,923	156,877

Total contractual obligations	$3,847,117	427,377	563,372	664,992	884,199	1,307,177

     We are subject to the usual obligations associated with entering into contracts (including option contracts) for the purchase, development and sale of real estate in the routine conduct of our business. Option contracts for the purchase of land generally enable us to defer acquiring portions of properties owned by third parties and unconsolidated entities until we have determined whether to exercise our option. This reduces our financial risk associated with land holdings. At May 31, 2009, we had access to 32,596 homesites through option contracts with third parties and unconsolidated entities in which we have investments. At May 31, 2009, we had $65.2 million of letters of credit posted in lieu of cash deposits under certain option contracts.
     At May 31, 2009, we had letters of credit outstanding in the amount of $357.2 million (which included the $65.2 million of letters of credit discussed above). These letters of credit are generally posted either with regulatory bodies to guarantee our performance of certain development and construction activities or in lieu of cash deposits on option contracts. Additionally, at May 31, 2009, we had outstanding performance and surety bonds related to site improvements at various projects (including certain projects of our joint ventures) of $912.3 million. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all of the development and construction activities are completed. As of May 31, 2009, there were approximately $363.1 million, or 40%, of costs to complete related to these site improvements. We do not presently anticipate any draws upon these bonds, but if any such draws occur, we do not believe they would have a material effect on our financial position, results of operations or cash flows.
     Our Financial Services segment had a pipeline of loan applications in process of $1.2 billion at May 31, 2009. Loans in process for which interest rates were committed to the borrowers and builder commitments for loan programs totaled approximately $237.7 million as of May 31, 2009. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers or because borrowers may not meet certain criteria at the time of closing, the total commitments do not necessarily represent future cash requirements.
     Our Financial Services segment uses mandatory mortgage-backed securities (“MBS”) forward commitments, option contracts and investor commitments to hedge our mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments, option contracts and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At May 31, 2009, we had open commitments amounting to $281.0 million to sell MBS with varying settlement dates through July 2009.

(3) New Accounting Pronouncements
     See Note 16 of our condensed consolidated financial statements included under Item 1 of this Report for a discussion of new accounting pronouncements applicable to our company.
(4) Critical Accounting Policies
     We believe that there have been no significant changes to our critical accounting policies during the six months ended May 31, 2009, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended November 30, 2008. Even though our critical accounting policies have not changed significantly during the six months ended May 31, 2009, the following provides additional disclosures about the Company’s valuation process related to inventories and investments in unconsolidated entities.
Inventories
     Inventories are stated at cost unless the inventory within a community is determined to be impaired, in which case the impaired inventory is written down to fair value. Inventory costs include land, land development and home construction costs, real estate taxes, deposits on land purchase contracts and interest related to development and construction. We review our inventory for impairment by evaluating each community during each reporting period. The inventory within each community is categorized as finished homes and construction in progress or land under development based on the development stage of the community. There were 435 and 588 active communities as of May 31, 2009 and 2008, respectively. SFAS 144 requires that if the undiscounted cash flows expected to be generated by an asset are less than its carrying amount, an impairment charge should be recorded to write down the carrying amount of such asset to its fair value.
     In conducting our review for indicators of impairment on a community level, we evaluate, among other things, the margins on homes that have been delivered, margins on homes under sales contracts in backlog, projected margins on homes with regard to future home sales over the life of the community, projected margins with regard to future land sales, and the fair value of the land itself. We pay particular attention to communities in which inventory is moving at a slower than anticipated absorption pace and communities whose average sales price and/or margins are trending downward and are anticipated to continue to trend downward. From this review we identify communities whose carrying values exceed their undiscounted cash flows. While all of our segments have been severely impacted by the downturn in the housing market, our Central and West homebuilding segments have been most significantly impacted as evidenced by the decrease in revenues of 47% and 41%, respectively, for the six months ended May 31, 2009, compared to the six months ended May 31, 2008.
     We estimate the fair value of our communities using a discounted cash flow model. These projected cash flows for each community are significantly impacted by estimates related to market supply and demand, product type by community, homesite sizes, sales pace, sales prices, sales incentives, construction costs, sales and marketing expenses, the local economy, competitive conditions, labor costs, costs of materials and other factors for that particular community. Every division evaluates the historical performance of each of its communities as well as the current trends in the market and economy impacting the community and its surrounding areas. These trends are analyzed for each of the estimates listed above. For example, since the start of the downturn in the housing market, we have found ways to reduce our construction costs in many communities, and this reduction in construction costs in addition to change in product type in many communities has impacted future estimated cash flows.
     Each of the homebuilding markets we operate in is unique, as homebuilding has historically been a local business driven by local market conditions and demographics. Each of our homebuilding markets is dynamic and has specific supply and demand relationships reflective of local economic conditions. Our cash flow models are impacted by many assumptions. Some of the most critical assumptions in our cash flow models are our projected absorption pace for home sales, sales prices and costs to build and deliver our homes on a community by community basis.

     In order to arrive at the assumed absorption pace for home sales included in our cash flow models, we analyze our historical absorption pace in the community as well as other communities in the geographical area. In addition, we analyze internal and external market studies and trends, which generally include, but are not limited to, statistics on population demographics, unemployment rates and availability of competing product in the geographic area where the community is located. When analyzing our historical absorption pace for home sales and corresponding internal and external market studies, we place greater emphasis on more current metrics and trends such as the absorption pace realized in our most recent quarters as well as forecasted population demographics, unemployment rates and availability of competing product. Generally, if we notice a variation from historical results over a span of two fiscal quarters, we consider such variation to be the establishment of a trend and adjust our historical information accordingly in order to develop assumptions on the projected absorption pace in the cash flow model for a community.
     In order to determine the assumed sales prices included in our cash flow models, we analyze the historical sales prices realized on homes we delivered in the community and other communities in the geographical area as well as the sales prices included in our current backlog for such communities. In addition, we analyze internal and external market studies and trends, which generally include, but are not limited to, statistics on sales prices in neighboring communities and sales prices on similar products in non-neighboring communities in the geographic area where the community is located. When analyzing our historical sales prices and corresponding market studies, we also place greater emphasis on more current metrics and trends such as future forecasted sales prices in neighboring communities as well as future forecasted sales prices for similar product in non-neighboring communities. Generally, if we notice a variation from historical results over a span of two fiscal quarters, we consider such variation to be the establishment of a trend and adjust our historical information accordingly in order to develop assumptions on the projected sales prices in the cash flow model for a community.
     In order to arrive at our assumed costs to build and deliver our homes, we generally assume a cost structure reflecting contracts currently in place with our vendors adjusted for any anticipated cost reduction initiatives or increases in cost structure. Costs assumed in our cash flow models for our communities are generally based on the rates we are currently obligated to pay under existing contracts with our vendors adjusted for any anticipated cost reduction initiatives or increases in cost structure. Due to the fact that the estimates and assumptions included in our cash flow models are based upon historical results and projected trends, they do not anticipate unexpected changes in market conditions that may lead to us incurring additional impairment charges in the future.
     Using all the available trend information, we calculate our best estimate of projected cash flows for each community. While many of the estimates are calculated based on historical and projected trends, all estimates are subjective and change from market to market and community to community as market and economic conditions change. The determination of fair value also requires discounting the estimated cash flows at a rate we believe a market participant would determine to be commensurate with the inherent risks associated with the assets and related estimated cash flow streams. The discount rate used in determining each asset’s fair value depends on the community’s projected life and development stage. We generally use a discount rate of approximately 20%, subject to the perceived risks associated with the community’s cash flow streams relative to its inventory. For example, construction in progress inventory which is closer to completion will generally require a lower discount rate than land under development in communities consisting of multiple phases spanning several years of development.
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
     During the three months ended May 31, 2009 and 2008, we recorded $42.0 million and $82.4 million, respectively, of inventory adjustments, which included $34.6 million and $73.6 million, respectively, of valuation adjustments to finished homes, construction in progress and land on which we intend to build homes in 36 communities, during both the three months ended May 31, 2009 and 2008. The inventory adjustments also included $5.6 million and $2.1 million, respectively, during the three months ended May 31, 2009 and 2008, of SFAS 144 valuation adjustments to land we intend to sell or have sold to third parties and $1.8 million and $6.6 million, respectively, during the three months ended May 31, 2009 and 2008, of write-offs of deposits and pre-acquisition costs related to homesites option that we do not intend to purchase.
     During the six months ended May 31, 2009 and 2008, we recorded $93.2 million and $140.9 million, respectively, of inventory adjustments, which included $75.3 million and $99.8 million, respectively, of valuation adjustments to finished homes, construction in progress and land on which we intend to build homes in 77 communities and 63 communities, respectively, during the six months ended May 31, 2009 and 2008. The inventory adjustments also included $5.8 million and $17.6 million, respectively, during the six months ended May 31, 2009 and 2008, of SFAS 144 valuation adjustments to land we intend to sell or have sold to third parties and $12.1 million and $23.4 million, respectively, during the six months ended May 31, 2009 and 2008, of write-offs of deposits and pre-acquisition costs related to homesites option that we do not intend to purchase.
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
     Most of the unconsolidated entities through which we acquire and develop land are accounted for by the equity method of accounting because we are not the primary beneficiary, as defined under FIN 46R, and we have a significant, but less than controlling, interest in the entities. We record our investments in these entities in our consolidated balance sheets as “Investments in Unconsolidated Entities” and our pro-rata share of the entities’ earnings or losses in our consolidated statements of operations as “Equity in Loss from Unconsolidated Entities,” as described in Note 3 of the notes to our condensed consolidated financial statements included in Item 1 of this document. Advances to these entities are included in the investment balance.
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
     As of May 31, 2009, we believe that the equity method of accounting is appropriate for our investments in unconsolidated entities where we are not the primary beneficiary and we do not have a controlling interest, but rather share control with our partners. At May 31, 2009, the unconsolidated entities in which we had investments had total assets of $6.8 billion and total liabilities of $4.7 billion.
     We evaluate each of our investments in unconsolidated entities for impairment during each reporting period in accordance with APB 18. A series of operating losses of an investee or other factors may indicate that a decrease in the value of our investment in the unconsolidated entity has occurred which is other-than-temporary. The amount of impairment recognized is the excess of the investment’s carrying amount over its estimated fair value.
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
     Our assumptions on the projected future distributions from the unconsolidated entities are dependent on market conditions. Specifically, distributions are dependent on cash to be generated from the sale of inventory by the unconsolidated entities. Such inventory is also reviewed for potential impairment by the unconsolidated entities in accordance with SFAS 144. The review for inventory impairment performed by our unconsolidated entities is materially consistent with our process, as discussed above, for evaluating its own inventory as of the end of a reporting period. The unconsolidated entities generally also use a discount rate of approximately 20% in their SFAS 144 reviews for impairment, subject to the perceived risks associated with the community’s cash flow streams relative to its inventory. If a valuation adjustment is recorded by an unconsolidated entity in accordance with SFAS 144, our proportionate share of it is reflected in our equity in loss from unconsolidated entities with a corresponding decrease to our investment in unconsolidated entities. In certain instances, we may be required to record additional losses relating to our investment in unconsolidated entities under APB 18; such losses are included in other income (expense), net. We believe our assumptions on the projected future distributions from the unconsolidated entities are critical because the operating results of the unconsolidated entities from which the projected distributions are derived are dependent on the status of the homebuilding industry, which has historically been cyclical and sensitive to changes in economic conditions such as interest rates, credit availability, unemployment levels and consumer sentiment. Changes in these economic conditions could materially affect the projected operational results of the unconsolidated entities from which the distributions are derived.
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
     During the three months ended May 31, 2009 and 2008, we recorded $57.1 million and $54.9 million, respectively, of valuation adjustments to our investments in unconsolidated entities, which included $50.1 million and $8.0 million, respectively, for the three months ended May 31, 2009 and 2008 of our share of SFAS 144 valuation adjustments related to assets of our unconsolidated entities and $7.0 million and $46.9 million, respectively, during the three months ended May 31, 2009 and 2008 of valuation adjustments to our investments in unconsolidated entities in accordance with APB 18.
     During the six months ended May 31, 2009 and 2008, we recorded $94.3 million and $103.4 million, respectively, of valuation adjustments to our investments in unconsolidated entities, which included $50.1 million and $26.9 million, respectively, for the six months ended May 31, 2009 and 2008 of our share of SFAS 144 valuation adjustments related to assets of our unconsolidated entities and $44.2 million and $76.5 million, respectively, during the six months ended May 31, 2009 and 2008 of valuation adjustments to our investments in unconsolidated entities in accordance with APB 18.
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
     During our second quarter of 2009, our market risks with regard to debt related to our homebuilding operations changed. In March 2009, we retired our $281 million 7 5/8% senior notes due in March 2009 and in April 2009 we issued $400 million of 12.25% senior notes due 2017 as discussed under “Financing Cash Flow Activities.”
     The following table provides information at May 31, 2009 about our significant financial instruments that are sensitive to changes in interest rates. For senior notes and other debts payable and notes and other debts payable, the table presents principal cash flows and related weighted average effective interest rates by expected maturity dates and estimated fair values at May 31, 2009. Weighted average variable interest rates are based on the variable interest rates at May 31, 2009.
Information Regarding Interest Rate Sensitivity
Principal (Notional) Amount by
Expected Maturity and Average Interest Rate
May 31, 2009

	Six months								Fair Market
	ending								Value at
	November 30,	Years Ending November 30,							May 31,
(Dollars in millions)	2009	2010	2011	2012	2013	2014	Thereafter	Total	2009

LIABILITIES
Homebuilding:
Senior notes and other debts payable:
Fixed rate	$3.1	287.9	265.1	—	347.2	257.4	1,150.3	2,311.0	2,049.2
Average interest rate	2.4%	5.1%	5.9%	—	6.0%	5.7%	8.1%	6.9%	—
Variable rate	$62.2	109.0	66.1	53.9	43.7	19.0	—	353.9	353.9
Average interest rate	0.7%	2.9%	5.3%	3.6%	3.9%	5.5%	—	3.3%	—
Financial services:
Notes and other debts payable:
Fixed rate	$0.1	—	—	—	—	—	—	0.1	0.1
Average interest rate	7.2%	—	—	—	—	—	—	7.2%	—
Variable rate	$276.6	—	—	—	—	—	—	276.6	276.6
Average interest rate	3.1%	—	—	—	—	—	—	3.1%	—

Item 4. Controls and Procedures.
     Our Chief Executive Officer and Chief Financial Officer participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter that ended on May 31, 2009. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of May 31, 2009 to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.
     Our CEO and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2009. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings.
     As of July 10, 2009, the Company is aware of 41 Florida state court lawsuits and two federal class action lawsuits that have been filed against the Company by homeowners and their family members in connection with defective Chinese drywall. There are other related state and federal cases in which the Company is not a party. All federal cases have been consolidated for discovery and pre-trial purposes in the Eastern District of Louisiana pursuant to the multi-district litigation (“MDL”) procedure. The Company has sued in Miami-Dade Circuit Court the entire supply chain, including the Chinese and German manufacturers of the defective drywall. Lennar has moved to abate all 41 state court actions pursuant to Florida’s law allowing builders to repair. Lennar is attempting to perfect service of its complaint on the Chinese defendants.
Item 1A. Not applicable.
Items 2 – 3. Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.
     The following matters were resolved by vote at the April 15, 2009 annual meeting of stockholders of Lennar Corporation:
(1)	The following individuals were elected as Directors of the Company to serve until the next annual meeting of stockholders:

	Votes For	Votes Withheld
Irving Bolotin	395,339,856	9,380,516
Steven L. Gerard	395,854,365	8,866,007
Sherrill W. Hudson	402,299,293	2,421,079
R. Kirk Landon	395,605,931	9,114,441
Sidney Lapidus	396,778,761	7,941,611
Stuart A. Miller	396,798,468	7,921,904
Donna E. Shalala	396,644,531	8,075,841
Jeffrey Sonnenfeld	396,990,002	7,730,370
(2)	Stockholders ratified Deloitte & Touche LLP as the independent registered public accounting firm. The results of the vote were as follows:

Votes For	Votes Against	Votes Abstaining
403,841,659	817,238	61,475
(3)	Stockholders approved amendments to the Company’s 2007 Equity Incentive Plan. The results of the vote were as follows:

Votes For	Votes Against	Votes Abstaining	Broker Non-votes
272,563,262	64,951,765	64,459	67,140,886
(4)	Stockholders did not approve a stockholder proposal regarding the Company’s building practices. The results of the vote were as follows:

Votes For	Votes Against	Votes Abstaining	Broker Non-votes
30,994,689	281,772,500	24,812,297	67,140,886
Item 5. Not applicable.
Item 6. Exhibits.
31.1.	Rule 13a-14(a) certification by Stuart A. Miller, President and Chief Executive Officer.

31.2.	Rule 13a-14(a) certification by Bruce E. Gross, Vice President and Chief Financial Officer.

32.	Section 1350 certifications by Stuart A. Miller, President and Chief Executive Officer, and Bruce E. Gross, Vice President and Chief Financial Officer.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

Lennar Corporation
(Registrant)

Date: July 10, 2009	/s/ Bruce E. Gross
Bruce E. Gross
Vice President and
Chief Financial Officer

Date: July 10, 2009	/s/ David M. Collins David M. Collins
Controller