Form 10-Q
period 2009-08-31
LENNAR CORP /NEW/
filed 2009-10-09
CIK 920760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2009
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☑
     Common stock outstanding as of September 30, 2009:

Class A	152,041,536
Class B	31,283,959

Part I. Financial Information

Item 1.	Financial Statements.
Lennar Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(unaudited)

	August 31,	November 30,
	2009	2008
ASSETS
Homebuilding:
Cash and cash equivalents	$1,336,739	1,091,468
Restricted cash	11,315	8,828
Receivables, net	110,983	94,520
Income tax receivables	1,501	255,460
Inventories:
Finished homes and construction in progress	1,549,716	2,080,345
Land under development	2,063,632	1,741,407
Consolidated inventory not owned	608,110	678,338

Total inventories	4,221,458	4,500,090
Investments in unconsolidated entities	650,878	766,752
Other assets	260,807	99,802

	6,593,681	6,816,920
Financial services	494,658	607,978

Total assets	$7,088,339	7,424,898

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable	$216,239	246,727
Liabilities related to consolidated inventory not owned	532,045	592,777
Senior notes and other debts payable	2,665,796	2,544,935
Other liabilities	756,204	834,873

	4,170,284	4,219,312
Financial services	340,704	416,833

Total liabilities	4,510,988	4,636,145

Minority interest	171,391	165,746
Stockholders’ equity:
Class A common stock of $0.10 par value per share Authorized: August 31, 2009 and November 30, 2008 – 300,000 shares; Issued: August 31, 2009 – 163,540 shares; November 30, 2008 – 140,503 shares	16,354	14,050
Class B common stock of $0.10 par value per share Authorized: August 31, 2009 and November 30, 2008 – 90,000 shares; Issued: August 31, 2009 and November 30, 2008 – 32,964 shares	3,296	3,296
Additional paid-in capital	2,199,384	1,944,626
Retained earnings	800,180	1,273,159
Treasury stock, at cost; August 31, 2009 – 11,503 Class A common shares and 1,680 Class B common shares; November 30, 2008 – 11,229 Class A common shares and 1,680 Class B common shares	(613,254)	(612,124)

Total stockholders’ equity	2,405,960	2,623,007

Total liabilities and stockholders’ equity	$7,088,339	7,424,898

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2009	2008	2009	2008
Revenues:
Homebuilding	$643,613	1,016,156	1,977,876	3,056,476
Financial services	77,117	90,384	227,770	240,893

Total revenues	720,730	1,106,540	2,205,646	3,297,369

Costs and expenses:
Homebuilding (1)	704,360	1,054,180	2,150,194	3,233,282
Financial services	65,961	103,245	199,583	266,460
Corporate general and administrative	28,053	34,047	86,323	98,453

Total costs and expenses	798,374	1,191,472	2,436,100	3,598,195

Equity in loss from unconsolidated entities (2)	(42,303)	(10,958)	(105,110)	(52,857)
Other expense, net (3)	(51,697)	(52,228)	(122,053)	(121,895)
Minority interest income, net (4)	2,779	9,016	11,033	9,000

Loss before (provision) benefit for income taxes	(168,865)	(139,102)	(446,584)	(466,578)
(Provision) benefit for income taxes (5)	(2,740)	50,138	(6,135)	168,482

Net loss	$(171,605)	(88,964)	(452,719)	(298,096)

Basic and diluted loss per share	$(0.97)	(0.56)	(2.72)	(1.88)

Cash dividends per each Class A and Class B common share	$0.04	0.16	0.12	0.48

(1)	Homebuilding costs and expenses include $58.8 million and $152.0 million, respectively, of valuation adjustments for the three and nine months ended August 31, 2009; and $64.5 million and $205.4 million, respectively, of valuation adjustments for the three and nine months ended August 31, 2008.

(2)	Equity in loss from unconsolidated entities includes SFAS 144 valuation adjustments related to assets of unconsolidated entities in which the Company has investments of $31.0 million and $81.0 million, respectively, for the three and nine months ended August 31, 2009; and $2.9 million and $29.9 million, respectively, for the three and nine months ended August 31, 2008.

(3)	Other expense, net includes APB 18 valuation adjustments to the Company’s investments in unconsolidated entities of $27.5 million and $71.7 million, respectively, for the three and nine months ended August 31, 2009; and $40.0 million and $116.5 million, respectively, for the three and nine months ended August 31, 2008. Other expense, net includes $0.5 million and $5.6 million, respectively, of write-offs of notes receivable for the three and nine months ended August 31, 2009 and 2008. Other expense, net also includes $22.4 million and $5.2 million, respectively, of interest expense not capitalized for the three months ended August 31, 2009 and 2008; and $49.0 million and $22.1 million, respectively, of interest expense not capitalized for the nine months ended August 31, 2009 and 2008.

(4)	For the three and nine months ended August 31, 2008, minority interest income, net includes $7.9 million of minority interest income recorded as a result of a $15.9 million SFAS 144 valuation adjustment to inventory of a 50% – owned consolidated joint venture.

(5)	(Provision) benefit for income taxes includes a valuation allowance of $60.2 million and $162.4 million, respectively, for the three and nine months ended August 31, 2009 recorded by the Company against its entire amount of deferred tax assets generated as a result of its net loss during the periods presented.
See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended
	August 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(452,719)	(298,096)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,054	25,942
Amortization of discount/premium on debt, net	1,363	1,878
Equity in loss from unconsolidated entities, including $81.0 million and $29.9 million, respectively, of the Company’s share of SFAS 144 valuation adjustments related to assets of unconsolidated entities for the nine months ended August 31, 2009 and 2008	105,110	52,857
Distributions of earnings from unconsolidated entities	2,098	17,801
Minority interest income, net	(11,033)	(9,000)
Share-based compensation expense	21,963	21,288
Tax provision from share-based awards	—	(6,042)
Deferred income tax benefit	—	(245,185)
Gain on partial redemption of senior notes	(1,169)	—
Valuation adjustments and write-offs of option deposits and pre-acquisition costs, goodwill and notes receivable	224,247	354,683
Changes in assets and liabilities:
Increase in restricted cash	(10,619)	(12,099)
Decrease in receivables	281,333	1,111,929
Decrease (increase) in inventories, excluding valuation adjustments and write-offs of option deposits and pre-acquisition costs	263,886	(41,028)
Decrease in other assets	15,731	1,982
Decrease in financial services loans held-for-sale	47,193	110,769
Decrease in accounts payable and other liabilities	(114,522)	(233,311)

Net cash provided by operating activities	386,916	854,368

Cash flows from investing activities:
Net additions to operating properties and equipment	(832)	(2,234)
Contributions to unconsolidated entities	(278,254)	(343,846)
Distributions of capital from unconsolidated entities	24,221	80,440
Decrease in financial services portfolio loans held-for-investment	3,749	2,918
Purchases of investment securities	(1,647)	(163,479)
Proceeds from sales and maturities of investment securities	18,184	169,949

Net cash used in investing activities	(234,579)	(256,252)

Cash flows from financing activities:
Net repayments under financial services debt	(81,179)	(347,272)
Proceeds from 12.25% senior notes due 2017	392,392	—
Debt issuance costs of 12.25% senior notes due 2017	(5,500)	—
Redemption of 7 5/8% senior notes due 2009	(281,477)	—
Partial redemption of 5.125% senior notes due 2010	(19,177)	—
Partial redemption of 5.95% senior notes due 2011	(4,647)	—
Proceeds from other borrowings	17,543	994
Principal payments on other borrowings	(67,712)	(130,024)
Exercise of land option contracts from an unconsolidated land investment venture	(22,907)	(44,146)
Receipts related to minority interests	3,588	148,624
Payments related to minority interests	(3,366)	(3,535)
Common stock:
Issuances	221,125	224
Repurchases	(1,130)	(1,686)
Dividends	(20,260)	(77,073)

Net cash provided by (used in) financing activities	$127,293	(453,894)

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows — (Continued)
(In thousands)
(unaudited)

	Nine Months Ended
	August 31,
	2009	2008
Net increase in cash and cash equivalents	$279,630	144,222
Cash and cash equivalents at beginning of period	1,203,422	795,194

Cash and cash equivalents at end of period	$1,483,052	939,416

Summary of cash and cash equivalents:
Homebuilding	$1,336,739	857,050
Financial services	146,313	82,366

	$1,483,052	939,416

Supplemental disclosures of non-cash investing activities:
Non-cash contributions to unconsolidated entities	$280	27,320
Non-cash distributions from unconsolidated entities	$90,744	56,912
Non-cash reclass from inventory to operating properties and equipment	$102,775	—
Consolidation/deconsolidation of previously unconsolidated/consolidated entities, net:
Receivables	$9,821	15,584
Inventories	$191,621	394,450
Investment in unconsolidated entities	$(99,363)	(165,977)
Other assets	$69,574	945
Other debts payable	$(79,105)	(167,542)
Other liabilities	$(76,935)	(52,611)
Minority interest	$(15,613)	(24,849)
See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
(1) Basis of Presentation
Basis of Consolidation
     The accompanying condensed consolidated financial statements include the accounts of Lennar Corporation and all subsidiaries, partnerships and other entities in which Lennar Corporation has a controlling interest and variable interest entities (see Note 17) in which Lennar Corporation is deemed to be the primary beneficiary (the “Company”). The Company’s investments in both unconsolidated entities in which a significant, but less than controlling, interest is held and in variable interest entities in which the Company is not deemed to be the primary beneficiary, are accounted for by the equity method. All intercompany transactions and balances have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended November 30, 2008. The Company has evaluated subsequent events through October 9, 2009, the date the condensed consolidated financial statements were filed with the Securities Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the accompanying condensed consolidated financial statements have been made.
     The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The condensed consolidated statements of operations for the three and nine months ended August 31, 2009 are not necessarily indicative of the results to be expected for the full year.
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
     Evaluation of segment performance is based primarily on operating earnings (loss) before (provision) benefit for income taxes. Operating earnings (loss) for the homebuilding segments consist of revenues generated from the sales of homes and land, equity in earnings (loss) from unconsolidated entities, other income (expense), net and minority interest income (expense), net, less the cost of homes and land sold and selling, general and administrative expenses. Homebuilding operating earnings (loss) includes the following:
•	SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS 144”) valuation adjustments to finished homes, construction in progress (“CIP”) and land on which the Company intends to build homes,

•	SFAS 144 valuation adjustments to land the Company intends to sell or has sold to third parties,

•	Write-offs of option deposits and pre-acquisition costs related to land under option that the Company does not intend to purchase,

•	SFAS 144 valuation adjustments related to assets of unconsolidated entities in which the Company has investments, recorded in equity in earning (loss) from unconsolidated entities, and

•	Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, (“APB 18”) valuation adjustments to the Company’s investments in unconsolidated entities, recorded in other income (expense), net.
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

     Financial information relating to the Company’s operations was as follows:

	August 31,	November 30,
(In thousands)	2009	2008
Assets:
Homebuilding East	$1,555,938	1,588,299
Homebuilding Central	722,037	774,412
Homebuilding West	1,950,952	2,022,787
Homebuilding Houston	248,624	267,628
Homebuilding Other	810,009	849,726
Financial Services	494,658	607,978
Corporate and unallocated	1,306,121	1,314,068

Total assets	$7,088,339	7,424,898

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2009	2008	2009	2008
Revenues:
Homebuilding East	$192,056	318,371	601,801	898,173
Homebuilding Central	96,913	112,404	252,211	404,896
Homebuilding West	172,818	323,747	591,761	1,028,677
Homebuilding Houston	102,412	154,376	300,316	393,363
Homebuilding Other	79,414	107,258	231,787	331,367
Financial Services	77,117	90,384	227,770	240,893

Total revenues (1)	$720,730	1,106,540	2,205,646	3,297,369

Operating earnings (loss):
Homebuilding East	$(52,690)	5,099	(85,968)	(66,213)
Homebuilding Central	(9,706)	(21,637)	(54,836)	(64,843)
Homebuilding West	(90,878)	(67,757)	(238,081)	(206,362)
Homebuilding Houston	3,570	15,468	10,002	30,670
Homebuilding Other	(2,264)	(23,367)	(19,565)	(35,810)
Financial Services	11,156	(12,861)	28,187	(25,567)

Total operating loss	(140,812)	(105,055)	(360,261)	(368,125)
Corporate and unallocated	(28,053)	(34,047)	(86,323)	(98,453)

Loss before (provision) benefit for income taxes	$(168,865)	(139,102)	(446,584)	(466,578)

(1)	Total revenues are net of sales incentives of $112.2 million ($42,200 per home delivered) and $385.3 million ($48,600 per home delivered), respectively, for the three and nine months ended August 31, 2009, compared to $169.7 million ($45,900 per home delivered) and $516.2 million ($47,500 per home delivered), respectively, for the three and nine months ended August 31, 2008.

     Valuation adjustments and write-offs relating to the Company’s operations were as follows:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2009	2008	2009	2008
SFAS 144 valuation adjustments to finished homes, CIP and land on which the Company intends to build homes:
East	$38,701	8,685	60,972	50,967
Central	1,209	2,058	11,463	21,107
West	6,879	18,900	40,903	48,960
Houston	517	682	760	794
Other	2,092	1,959	10,638	10,305

Total	49,398	32,284	124,736	132,133

SFAS 144 valuation adjustments to land the Company intends to sell or has sold to third parties:
East (1)	—	11,333	2,117	13,840
Central	7	1,201	1,185	10,770
West	5	622	2,533	5,437
Houston	628	—	628	109
Other	—	292	—	893

Total	640	13,448	6,463	31,049

Write-offs of option deposits and pre-acquisition costs:
East	5,963	832	11,743	11,010
Central	—	1,706	82	5,836
West	2,779	5,866	4,482	10,073
Houston	—	—	721	745
Other	—	2,458	3,786	6,636

Total	8,742	10,862	20,814	34,300

Company’s share of SFAS 144 valuation adjustments related to assets of unconsolidated entities:
East	—	—	251	7,241
Central	600	—	1,454	158
West	30,351	2,919	79,296	21,870
Houston	—	—	—	—
Other	—	—	—	597

Total	30,951	2,919	81,001	29,866

APB 18 valuation adjustments to investments in unconsolidated entities:
East	—	10,076	2,566	20,171
Central	1,024	—	13,179	421
West	26,381	16,647	54,407	82,593
Houston	—	—	—	—
Other	80	13,272	1,571	13,306

Total	27,485	39,995	71,723	116,491

Write-offs of notes receivable:
West	511	1,000	511	1,000
Other	—	4,596	—	4,596

Total	511	5,596	511	5,596

Financial services goodwill impairments	—	27,176	—	27,176

Total valuation adjustments and write-offs of option deposits and pre-acquisition costs, notes receivable and goodwill	$117,727	132,280	305,248	376,611

(1)	For the three and nine months ended August 31, 2008, SFAS 144 valuation adjustments to land the Company intends to sell or has sold to third parties have been reduced by $7.9 million of minority interest income recorded as a result of a $15.9 million SFAS 144 valuation adjustment to inventory of a 50% – owned consolidated joint venture.

     Changes in market conditions during the third quarter of 2009 led to lower home sales prices in certain communities and changes in the strategy of certain joint ventures, which resulted in valuation adjustments and write-offs. Further deterioration in the homebuilding market could cause additional pricing pressures and slower absorption, which could lead to additional valuation adjustments in the future. In addition, market conditions could cause the Company to re-evaluate its strategy regarding certain assets that could result in further valuation adjustments and/or additional write-offs of option deposits and pre-acquisition costs due to abandonment of those option contracts.
(3) Investments in Unconsolidated Entities
     Summarized condensed financial information on a combined 100% basis related to unconsolidated entities in which the Company has investments that are accounted for by the equity method was as follows:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
Statements of Operations	2009	2008	2009	2008
(In thousands)
Revenues	$97,572	155,367	216,815	772,635
Costs and expenses	264,385	256,816	959,750	1,046,953

Net loss of unconsolidated entities (1)	$(166,813)	(101,449)	(742,935)	(274,318)

The Company’s share of net loss – recognized (2)	$(42,303)	(10,958)	(105,110)	(52,857)

(1)	The net loss of unconsolidated entities for the three and nine months ended August 31, 2009 was primarily related to valuation adjustments recorded by the unconsolidated entities. The Company’s exposure to such losses was significantly lower as a result of its small ownership interest in the respective unconsolidated entities or its previous APB 18 valuation adjustments to its investments in unconsolidated entities.

(2)	For the three and nine months ended August 31, 2009, the Company’s share of net loss recognized from unconsolidated entities includes $31.0 million and $81.0 million, respectively of SFAS 144 valuation adjustments related to assets of unconsolidated entities in which the Company has investments, compared to $2.9 million and $29.9 million, respectively, for the three and nine months ended August 31, 2008.

	August 31,	November 30,
Balance Sheets	2009	2008
(Dollars in thousands)
Assets:
Cash and cash equivalents	$196,187	135,081
Inventories	4,818,496	7,115,360
Other assets	300,455	541,984

	$5,315,138	7,792,425

Liabilities and equity:
Accounts payable and other liabilities	$628,695	1,042,002
Debt	2,229,179	4,062,058
Equity of:
The Company	650,878	766,752
Others	1,806,386	1,921,613

Total equity of unconsolidated entities	2,457,264	2,688,365

	$5,315,138	7,792,425

The Company’s equity in its unconsolidated entities	26%	29%

     In fiscal 2007, the Company sold a portfolio of land consisting of approximately 11,000 homesites in 32 communities located throughout the country to a strategic land investment venture with Morgan Stanley Real Estate Fund II, L.P., an affiliate of Morgan Stanley & Co., Inc., in which the Company has a 20% ownership interest and 50% voting rights. Due to the Company’s continuing involvement, the transaction did not qualify as a sale by the Company under GAAP; thus, the inventory has remained on the Company’s consolidated balance sheet in consolidated inventory not owned. As of August 31, 2009 and November 30, 2008, the portfolio of land (including land development costs) of $492.5 million and $538.4 million, respectively, is reflected as inventory in the summarized condensed financial information related to unconsolidated entities in which the Company has investments. The decrease in this inventory from November 30, 2008 to August 31, 2009 resulted primarily from valuation adjustments of $41.6 million recorded by the land investment venture.

     In June 2008, LandSource Communities Development LLC (“LandSource”) and a number of its subsidiaries commenced proceedings under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. In July 2009, the United States Bankruptcy Court for the District of Delaware confirmed the plan of reorganization for LandSource. As a result of the bankruptcy proceedings, LandSource was reorganized into a new company called Newhall Land Development, LLC, (“Newhall”). The reorganized company emerged from Chapter 11 free of its previous bank debt. As part of the reorganization plan, the Company invested $140 million in exchange for approximately a 15% equity interest in the reorganized Newhall, ownership in several communities that were formerly owned by LandSource and the settlement and release of any claims that might have been asserted against the Company.
     The unconsolidated entities in which the Company has investments usually finance their activities with a combination of partner equity and debt financing. In some instances, the Company and its partners have guaranteed debt of certain unconsolidated entities.
     The summary of the Company’s net recourse exposure related to the unconsolidated entities in which the Company has investments was as follows:

	August 31,	November 30,
	2009	2008
(In thousands)
Several recourse debt – repayment	$50,725	78,547
Several recourse debt – maintenance	99,343	167,941
Joint and several recourse debt – repayment	141,902	138,169
Joint and several recourse debt – maintenance	85,928	123,051
Land seller debt and other debt recourse exposure	2,420	12,170

The Company’s maximum recourse exposure	380,318	519,878
Less: joint and several reimbursement agreements with the Company’s partners	(121,177)	(127,428)

The Company’s net recourse exposure	$259,141	392,450

     During the nine months ended August 31, 2009, the Company reduced its maximum recourse exposure related to indebtedness of unconsolidated entities by $139.6 million, of which $78.4 million was paid by the Company and $61.2 million related to the joint ventures selling inventory, dissolution of joint ventures and renegotiation of joint venture debt agreements. In addition, during the three and nine months ended August 31, 2009, the Company recorded $1.0 million and $28.9 million, respectively, of obligation guarantees related to debt of certain of its joint ventures. As of August 31, 2009, the Company had $4.8 million recorded as a liability.
     The Company’s senior unsecured revolving credit facility (the “Credit Facility”) requires the Company to effect quarterly reductions of its maximum recourse exposure related to joint ventures in which it has investments by a total of $200 million to $535 million by November 30, 2009, which the Company accomplished as of May 31, 2009. The Company must also effect quarterly reductions during its 2010 fiscal year totaling $180 million to $355 million of which the Company has already reduced it by $91.2 million as of August 31, 2009. During the first six months of its 2011 fiscal year, the Company must reduce its maximum recourse exposure related to joint ventures by $80 million to $275 million.
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

	August 31,	November 30,
	2009	2008
(In thousands)
Assets	$1,647,973	2,846,819
Liabilities	1,057,024	1,565,148
Equity (1)	590,949	1,281,671

(1)	The decrease in equity of the Company’s unconsolidated entities with recourse debt relates primarily to valuation adjustments recorded by the unconsolidated entities during the nine months ended August 31, 2009. The Company’s exposure to such losses was significantly lower, as a result of its small ownership interest in the respective unconsolidated entities or its previous APB 18 valuation adjustments to its investments in unconsolidated entities.
     In addition, in most instances in which the Company has guaranteed debt of an unconsolidated entity, the Company’s partners have also guaranteed that debt and are required to contribute their share of the guarantee payments. Some of the Company’s guarantees are repayment guarantees and some are maintenance guarantees. In a repayment guarantee, the Company and its venture partners guarantee repayment of a portion or all of the debt in the event of a default before the lender would have to exercise its rights against the collateral. In the event of default, if the Company’s venture partner does not have adequate financial resources to meet its obligations under the reimbursement agreement, the Company may be liable for more than its proportionate share, up to its maximum recourse exposure, which is the full amount covered by the joint and several guarantee. The maintenance guarantees only apply if the value of the collateral (generally land and improvements) is less than a specified percentage of the loan balance. If the Company is required to make a payment under a maintenance guarantee to bring the value of the collateral above the specified percentage of the loan balance, the payment would constitute a capital contribution or loan to the unconsolidated entity and increase the Company’s share of any funds the unconsolidated entity distributes.
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
     During the three months ended August 31, 2009, there were no payments under completion or maintenance guarantees. During the nine months ended August 31, 2009, the Company made payments of $5.6 million and $18.0 million, respectively, under completion and maintenance guarantees. During the three and nine months ended August 31, 2009, loan repayments, including amounts paid under the Company’s repayment guarantees, were $21.9 million and $60.4 million, respectively. These guarantee payments are recorded primarily as contributions to the Company’s unconsolidated entities.
     In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, as of August 31, 2009, the fair values of the maintenance guarantees, repayment guarantees and completion guarantees were not material. The Company believes that as of August 31, 2009, in the event it becomes legally obligated to perform under a guarantee of the obligation of an unconsolidated entity due to a triggering event under a guarantee, most of the time the collateral should be sufficient to repay at least a significant portion of the obligation or the Company and its partners would contribute additional capital into the venture.

     In certain instances, the Company has placed performance letters of credit and surety bonds with municipalities for its joint ventures (see Note 10).
     The total debt of the unconsolidated entities in which the Company has investments was as follows:

	August 31,	November 30,
	2009	2008
(Dollars in thousands)
The Company’s net recourse exposure	$259,141	392,450
Reimbursement agreements from partners	121,177	127,428

The Company’s maximum recourse exposure	$380,318	519,878

Non-recourse bank debt and other debt (partner’s share of several recourse)	$183,596	285,519
Non-recourse land seller debt and other debt	83,015	90,519
Non-recourse bank debt with completion guarantees – excluding LandSource	621,628	820,435
Non-recourse bank debt without completion guarantees – excluding LandSource	960,622	994,580
Non-recourse bank debt without completion guarantees – LandSource (1)	—	1,351,127

Non-recourse debt to the Company	1,848,861	3,542,180

Total debt	$2,229,179	4,062,058

The Company’s maximum recourse exposure as a % of total JV debt	17%	13%

(1)	During the third quarter of 2009, LandSource emerged from bankruptcy as a new reorganized company named Newhall Land Development, LLC. As a result, all of LandSource’s bank debts were discharged.
(4) Income Taxes
FIN 48
     At August 31, 2009 and November 30, 2008, the Company had $92.5 million and $100.2 million, respectively, of gross unrecognized tax benefits. During the three and nine months ended August 31, 2009, total unrecognized tax benefits decreased by $11.9 million and $13.0 million, respectively, as a result of the completion of various state examinations, settlements with various taxing authorities and the lapse of statute limitations. The decrease in total unrecognized tax benefits for the three and nine months ended August 31, 2009 was partially offset by an increase of $5.3 million related to tax benefits taken in a prior period. Although the Company has not recognized these tax benefits, $23.7 million would affect the Company’s effective tax rate if the Company were to recognize these tax benefits.
     The Company expects the total amount of unrecognized tax benefits to decrease by $54.6 million within twelve months as a result of the settlement of certain tax accounting items with the IRS with respect to the prior examination cycle that carried over to the current years under examination, and as a result of the conclusion of examinations with a number of state taxing authorities. The majority of these items were previously recorded as deferred tax liabilities and the settlement will not affect the Company’s tax rate.
     At August 31, 2009, the Company had $33.0 million accrued for interest and penalties, of which $1.9 million and $5.3 million, respectively, was recorded during the three and nine months ended August 31, 2009 in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, (“FIN 48”). At November 30, 2008, the Company had $33.5 million accrued for interest and penalties.
     The IRS is currently examining the Company’s federal income tax returns for fiscal years 2005 through 2009, and certain state taxing authorities are examining various fiscal years. The final outcome of these examinations is not yet determinable. The statute of limitations for the Company’s major tax jurisdictions remains open for examination for fiscal year 2003 and subsequent years.
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
     During fiscal 2008, the Company established a full valuation allowance against its deferred tax assets totaling $730.8 million. Based upon an evaluation of all available evidence, during the three and nine months ended August 31, 2009, the Company recorded an additional valuation allowance of $60.2 million and $162.4 million, respectively, against the entire amount of deferred tax assets generated as a result of its net loss during the periods. The Company’s cumulative loss position over the evaluation period and the current uncertain and volatile market conditions were significant evidence supporting the need for a valuation allowance. As a result, as of August 31, 2009, the Company’s deferred tax assets valuation allowance was $893.2 million. In future periods, the allowance could be reduced based on sufficient evidence indicating that it is more likely than not that a portion or all of the Company’s deferred tax assets will be realized.
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

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands, except per share amounts)	2009	2008	2009	2008
Numerator for basic and diluted loss per share – net loss	$(171,605)	(88,964)	(452,719)	(298,096)

Denominator for basic and diluted loss per share – weighted average shares	176,770	158,499	166,658	158,350

Basic and diluted loss per share	$(0.97)	(0.56)	(2.72)	(1.88)

     Options to purchase 6.8 million and 6.7 million shares, respectively, of common stock were outstanding and anti-dilutive for the three months ended August 31, 2009 and 2008. Options to purchase 7.5 million shares of common stock were outstanding and anti-dilutive for both the nine months ended August 31, 2009 and 2008.

(6) Financial Services
     The assets and liabilities related to the Financial Services segment were as follows:

	August 31,	November 30,
(In thousands)	2009	2008
Assets:
Cash and cash equivalents	$146,313	111,954
Restricted cash	30,109	21,977
Receivables, net (1)	79,627	133,641
Loans held-for-sale (2)	140,192	190,056
Loans held-for-investment, net	20,837	58,339
Investments held-to-maturity	2,746	19,139
Goodwill	34,046	34,046
Other (3)	40,788	38,826

	$494,658	607,978

Liabilities:
Notes and other debts payable	$144,605	225,783
Other (4)	196,099	191,050

	$340,704	416,833

(1)	Receivables, net primarily relate to loans sold to investors for which the Company had not yet been paid as of August 31, 2009 and November 30, 2008, respectively.

(2)	Loans held-for-sale relate to unsold loans as of August 31, 2009 and November 30, 2008, respectively, carried at fair value.

(3)	Other assets include mortgage loan commitments of $5.9 million and $4.4 million, respectively, as of August 31, 2009 and November 30, 2008, carried at fair value.

(4)	Other liabilities include forward contracts of $2.7 million and $6.5 million, respectively, as of August 31, 2009 and November 30, 2008, carried at fair value.
     At August 31, 2009, the Financial Services segment had warehouse repurchase facilities that mature in December 2009 ($100 million) and in June 2010 ($200 million), and a new 364-day warehouse repurchase facility that matures in July 2010 ($125 million). The maximum aggregate commitment under these facilities totaled $425 million. The new 364-day warehouse repurchase facility replaced an on going 60-day committed repurchase facility. The Financial Services segment uses these facilities to finance its lending activities until the mortgage loans are sold to investors and expects the facilities to be renewed or replaced with other facilities when they mature. Borrowings under the facilities were $144.5 million and $209.5 million, respectively, at August 31, 2009 and November 30, 2008 and were collateralized by mortgage loans and receivables on loans sold to investors but not yet paid for with outstanding principal balances of $191.2 million and $281.2 million, respectively, at August 31, 2009 and November 30, 2008. If the facilities are not renewed, the borrowings under the lines of credit will be paid off by selling the mortgage loans held-for-sale to investors and by collecting on receivables on loans sold but not yet paid. Without the facilities, the Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities.
     At November 30, 2008, the Financial Services segment had advances under the on going 60-day committed repurchase facility of $5.2 million, which were collateralized by mortgage loans and receivables on loans sold to investors but not yet paid for with outstanding principal balances of $5.5 million. At November 30, 2008, the Financial Services segment had advances under a different conduit funding agreement totaling $10.8 million, which were collateralized by mortgage loans.
(7) Cash and Cash Equivalents
     Cash and cash equivalents as of August 31, 2009 and November 30, 2008 included $5.5 million and $9.8 million, respectively, of cash held in escrow for approximately three days.

(8) Restricted Cash
     Restricted cash consists of customer deposits on home sales held in restricted accounts until title transfers to the homebuyer, as required by the state and local governments in which the homes were sold.
(9) Other Assets
     During the three months ended August 31, 2009, the Company reclassified $102.8 million from inventories to operating properties, which is included in other assets, as a result of converting a multi-level residential building to a rental operation. Other assets also include a $58.5 million operating property associated with the consolidation of a joint venture during the three months ended August 31, 2009.
(10) Senior Notes and Other Debts Payable

	August 31,	November 30,
(Dollars in thousands)	2009	2008
5.125% senior notes due 2010	$279,918	299,877
5.95% senior notes due 2011	244,727	249,615
5.95% senior notes due 2013	347,156	346,851
5.50% senior notes due 2014	248,224	248,088
5.60% senior notes due 2015	501,424	501,618
6.50% senior notes due 2016	249,760	249,733
12.25% senior notes due 2017	392,392	—
7 5/8% senior notes due 2009	—	280,976
Mortgage notes on land and other debt	402,195	368,177

	$2,665,796	2,544,935

     The Company’s Credit Facility consists of a $1.1 billion revolving credit facility that matures in July 2011. In order to borrow under the Credit Facility, the Company is required to first use its cash in excess of $750 million and have availability under its borrowing base calculation. As of August 31, 2009, the Company had no availability to borrow under the Credit Facility due to the fact that it had cash and cash equivalents of $1.3 billion. The Company can create availability under its Credit Facility to the extent it uses the cash in excess of $750 million to purchase qualified borrowing base assets.
     The Credit Facility is guaranteed by substantially all of the Company’s subsidiaries. Interest rates on outstanding borrowings are LIBOR-based, with margins determined based on changes in the Company’s credit ratings, or an alternate base rate, as described in the Credit Facility agreement. At both August 31, 2009 and November 30, 2008, the Company had no outstanding balance under the Credit Facility. However, at August 31, 2009 and November 30, 2008, $194.6 million and $275.2 million, respectively, of the Company’s total letters of credit outstanding discussed below, were collateralized against certain borrowings available under the Credit Facility.
     The Company’s performance letters of credit outstanding were $108.1 million and $167.5 million, respectively, at August 31, 2009 and November 30, 2008. The Company’s financial letters of credit outstanding were $212.8 million and $278.5 million, respectively, at August 31, 2009 and November 30, 2008. Performance letters of credit are generally posted with regulatory bodies to guarantee the Company’s performance of certain development and construction activities and financial letters of credit are generally posted in lieu of cash deposits on option contracts. Additionally, at August 31, 2009, the Company had outstanding performance and surety bonds related to site improvements at various projects (including certain projects of the Company’s joint ventures) of $864.1 million. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released or reduced until all development and construction activities are completed. As of August 31, 2009, there were approximately $339.2 million, or 39%, of costs to complete related to these site improvements. The Company does not presently anticipate any draws upon these bonds, but if such draws occur, the Company does not believe they would have a material effect on its financial position, results of operations or cash flows.
     At August 31, 2009, the Company believes it was in compliance with its debt covenants. Under the Credit Facility agreement, the Company is required to maintain a leverage ratio of less than or equal to 55% at the end of each fiscal quarter during the Company’s 2009 fiscal year and a leverage ratio of less than or equal to 52.5% for its 2010 fiscal year and through the maturity of the Company’s Credit Facility in 2011. If the Company’s adjusted consolidated tangible net worth, as calculated per the Credit Facility agreement, falls below $1.6 billion, the Company’s Credit Facility would be reduced from $1.1 billion to $0.9 billion. In no event may the Company’s adjusted consolidated tangible net worth, as calculated per the Credit Facility agreement, be less than $1.3 billion. As of August 31, 2009, the Company’s leverage ratio and adjusted consolidated tangible net worth, calculated per the Credit Facility agreement (which involves adjustments to GAAP financial measures, as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations) were 50% and $2.1 billion, respectively.
     In addition to other requirements, the Credit Facility requires the Company to effect quarterly reductions of its maximum recourse exposure related to joint ventures in which it has investments by a total of $200 million to $535 million by November 30, 2009, which the Company accomplished as of May 31, 2009. The Company must also effect quarterly reductions during its 2010 fiscal year totaling $180 million to $355 million of which the Company has already reduced it by $91.2 million. During the first six months of its 2011 fiscal year, the Company must reduce its maximum recourse exposure related to joint ventures by $80 million to $275 million.
     If the joint ventures are unable to reduce their debt, where there is recourse to the Company, through the sale of inventory or other means, then the Company and its partners may be required to contribute capital to the joint ventures.
     In March 2009, the Company retired its $281 million of 7 5/8% senior notes due March 2009 for 100% of the outstanding principal amount, plus accrued and unpaid interest as of the maturity date.
     In April 2009, the Company issued $400 million of 12.25% senior notes due 2017 (the “12.25% Senior Notes”) at a price of 98.098% in a private placement. Proceeds from the offering, after payment of initial purchaser’s discount and expenses, were $386.7 million. The Company added the proceeds to the Company’s working capital to be used for general corporate purposes, which may include the repayment or repurchase of its near-term maturities or of debt of its joint ventures that it has guaranteed. Interest on the 12.25% Senior Notes is due semi-annually. The 12.25% Senior Notes are unsecured and unsubordinated, and are guaranteed by substantially all of the Company’s subsidiaries. In September 2009, the Company completed an exchange of the 12.25% Senior Notes for substantially identical notes registered under the Securities Act of 1933 (the “Exchange Notes”), with all of the 12.25% Senior Notes being exchanged for the Exchange Notes. At August 31, 2009, the carrying amount of the 12.25% Senior Notes was $392.4 million.
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

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2009	2008	2009	2008
Warranty reserve, beginning of period	$142,174	132,942	129,449	164,842
Warranties issued during the period	6,475	10,899	19,757	32,845
Adjustments to pre-existing warranties from changes in estimates	13,967	9,814	42,746	7,872
Payments	(18,678)	(23,546)	(48,014)	(75,450)

Warranty reserve, end of period	$143,938	130,109	143,938	130,109

     Adjustments to pre-existing warranties from changes in estimates for the three and nine months ended August 31, 2009 include an adjustment for warranty issues related to defective drywall manufactured in China and purchased and installed by various of the Company’s subcontractors. Defective Chinese drywall appears to be an industry-wide issue as other homebuilders have publicly disclosed that they are experiencing similar issues with defective Chinese drywall.
     As of August 31, 2009, the Company identified approximately 500 homes delivered in Florida primarily during its 2006 and 2007 fiscal years that are confirmed to have defective Chinese drywall and resulting damage. This represents a small percentage of homes the Company delivered in Florida (2.6%) and nationally (0.6%) during those fiscal years in the aggregate.
     Based on its efforts to date, the Company has not identified defective Chinese drywall in homes delivered by the Company outside of Florida. The Company is continuing its investigation of homes delivered during the relevant time period in order to determine whether there are additional homes, not yet inspected, with defective Chinese drywall and resulting damage. If the outcome of the Company’s inspections identifies more homes than the Company has estimated to have defective Chinese drywall, it might require an increase in the Company’s warranty reserve in the future.
     Through August 31, 2009, the Company has accrued $54.5 million of warranty reserves, which include amounts related to homes identified as having defective Chinese drywall as well as an estimate for homes not yet inspected that may contain Chinese drywall. As of August 31, 2009, the warranty reserve, net of payments was $41.8 million. The Company has a $33.6 million receivable for covered damages under its insurance coverage relative to the cost it expects to incur in remedying the homes confirmed and estimated to have defective Chinese drywall and resulting damage. The Company is seeking reimbursement from its subcontractors, insurers and others for costs the Company has incurred or expects to incur to investigate and repair defective Chinese drywall and resulting damage.
(12) Stockholders’ Equity
     The Company has a stock repurchase program which permits the purchase of up to 20 million shares of its outstanding common stock. There were no share repurchases during the nine months ended August 31, 2009. As of August 31, 2009, 6.2 million shares of common stock can be repurchased in the future under the program. Treasury stock increased by 0.1 million and 0.3 million common shares, respectively, during the three and nine months ended August 31, 2009, in connection with activity related to the Company’s equity compensation plan and forfeitures of restricted stock.
     During April 2009, the Company entered into distribution agreements with J.P. Morgan Securities, Inc., Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Deutsche Bank Securities Inc., relating to an offering of the Company’s Class A common stock into the market from time to time for an aggregate of up to $275 million. As of August 31, 2009, the Company had sold a total of 21.0 million shares of its Class A common stock under the equity offering for gross proceeds of $225.5 million, or an average of $10.76 per share. After compensation to the distributors of $4.5 million, the Company received net proceeds of $221.0 million. The Company will use the proceeds from the offering for general corporate purposes which may include acquisitions.
(13) Share-Based Payment
     During the three months ended August 31, 2009 and 2008, compensation expense related to the Company’s share-based payment awards was $6.4 million and $6.4 million, respectively, of which $3.0 million and $1.9 million, respectively, related to stock options and $3.4 million and $4.5 million, respectively, related to awards of restricted common stock (“nonvested shares”). During the nine months ended August 31, 2009 and 2008, compensation expense related to the Company’s share-based payment awards was $22.0 million and $21.3 million, respectively, of which $9.0 million and $8.8 million, respectively, related to stock options and $13.0 million and $12.5 million, respectively, related to nonvested shares. During the three months ended August 31, 2009, the Company granted an immaterial amount of stock options and did not issue any nonvested shares. During the three months ended August 31,

2008, the Company granted 4.5 million stock options and issued 0.1 million nonvested shares. During the nine months ended August 31, 2009, the Company granted an immaterial amount of stock options and did not issue any nonvested shares. During the nine months ended August 31, 2008, the Company granted 4.5 million stock options and issued 1.2 million nonvested shares.
(14) Comprehensive Loss
     Comprehensive loss represents changes in stockholders’ equity from non-owner sources. The components of comprehensive loss were as follows:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2009	2008	2009	2008
Net loss	$(171,605)	(88,964)	(452,719)	(298,096)
Unrealized gain on Company’s portion of unconsolidated entity’s interest rate swap liability, net of tax	—	2,812	—	2,061

Comprehensive loss	$(171,605)	(86,152)	(452,719)	(296,035)

(15) Financial Instruments
     The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at August 31, 2009 and November 30, 2008, using available market information and what the Company believes to be appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies might have a material effect on the estimated fair value amounts. The table excludes cash and cash equivalents, restricted cash, receivables and accounts payable, which had fair values approximating their carrying amounts due to the short maturities of these instruments.

	August 31, 2009		November 30, 2008
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
ASSETS
Financial services:
Loans held-for-investment, net	$20,837	20,837	58,339	58,339
Investments held-to-maturity	$2,746	2,758	19,139	19,266
LIABILITIES
Homebuilding:
Senior notes and other debts payable	$2,665,796	2,594,167	2,544,935	1,785,692
Financial services:
Notes and other debts payable	$144,605	144,605	225,783	225,783
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

(16) Fair Value Disclosures
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
     The Company’s financial instruments measured at fair value on a recurring basis are all within the Company’s Financial Services segment and are summarized below:

	Fair Value	Fair Value at
Financial Instruments	Hierarchy	August 31, 2009
(Dollars in thousands)
Loans held-for-sale (1)	Level 2	$140,192
Mortgage loan commitments	Level 2	5,894
Forward contracts	Level 2	(2,717)

(1)	The aggregate fair value of loans held-for-sale of $140.2 million exceeds its aggregate principal balance of $136.3 million by $3.9 million.
     As of August 31, 2009, the Company’s loans held-for-sale are carried at fair value in accordance with SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“SFAS 159”), which permits entities to measure various financial instruments and certain other items at fair value on a contract-by-contract basis. Management believes carrying loans held-for-sale at fair value improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions. In addition, the Company also applies Staff Accounting Bulletin (“SAB”) No. 109, Written Loan Commitments Recorded at Fair Value through Earnings, (“SAB 109”) to its rights to service a mortgage loan and recognizes revenue upon entering into an interest rate lock loan commitment with a borrower. The fair value of these servicing rights is included in the Company’s loans held-for-sale balance as of August 31, 2009. Fair value of the servicing rights is determined based on quoted market prices, where available, or the prices for other mortgage whole loans with similar characteristics.
     The Company’s assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded valuation adjustments and write-offs during the current period. The assets measured at fair value on a nonrecurring basis are all within the Company’s Homebuilding operations and are summarized below:

	Fair Value	Fair Value at	Total
Non-financial Assets	Hierarchy	August 31, 2009	Losses(1)
(Dollars in thousands)
Finished homes and construction in progress (2)	Level 3	$83,300	(43,301)
Land under development (3)	Level 3	4,624	(6,737)
Investments in unconsolidated entities (4)	Level 3	125	(27,485)

(1)	Represents total losses recorded during the three months ended August 31, 2009.

(2)	In accordance with SFAS 144, finished homes and construction in progress with a carrying value of $126.6 million were written down to their fair value of $83.3 million, resulting in an impairment charge of $43.3 million, which was included in homebuilding costs and expenses in the Company’s statement of operations for three months ended August 31, 2009.

(3)	In accordance with SFAS 144, land under development with a carrying value of $11.3 million was written down to its fair value of $4.6 million, resulting in an impairment charge of $6.7 million, which was included in homebuilding costs and expenses in the Company’s statement of operations for the three months ended August 31, 2009.

(4)	In accordance with APB 18, investments in unconsolidated entities with an aggregate carrying value of $27.6 million were written down to their fair value of $0.1 million. The impairment charge of $27.5 million was included in other expense, net in the Company’s statement of operations for the three months ended August 31, 2009.
     Finished homes and construction in progress and land under development are included within inventories. Inventories are stated at cost unless the inventory within a community is determined to be impaired, in which case the impaired inventory is written down to fair value. The Company reviews its inventory for impairment by evaluating each community during each reporting period. The inventory within each community is categorized as finished homes and construction in progress or land under development based on the development stage of the community. As of August 31, 2009 and 2008, there were 411 and 523 active communities, respectively, each of which was reviewed for impairment. SFAS 144 requires that if the undiscounted cash flows expected to be generated by an asset are less than its carrying amount, an impairment charge should be recorded to write-down the carrying amount of such asset to its fair value.
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
     The Company evaluates each of its investments in unconsolidated entities for impairment during each reporting period in accordance with APB 18. A series of operating losses of an investee or other factors including age of venture, intent and ability for the Company to retain its investment in the entity, financial condition and long-term prospects of the entity and relationships with the other partners and banks, may indicate that a decrease in the value of the Company’s investment in the unconsolidated entity has occurred which is other-than-temporary. The amount of impairment recognized is the excess of the investment’s carrying amount over its estimated fair value. If the Company determines that its investment in the unconsolidated entity, or a portion of this investment could not be recovered through disposition, the Company includes these losses in other expense, net. The evaluation of the Company’s investment in an unconsolidated entity includes two critical assumptions: (1) projected future distributions from the unconsolidated entity and (2) discount rates applied to the future distributions. Inventory of the Company’s unconsolidated entities is also reviewed for potential impairment in accordance with SFAS 144. The unconsolidated entities generally use discount rates of approximately 20% in their SFAS 144 reviews for impairment, subject to the perceived risks associated with the community’s cash flow stream relative to its inventory. If a valuation adjustment is recorded by an unconsolidated entity in accordance with SFAS 144, the Company’s proportionate share is reflected in the Company’s equity in loss from unconsolidated entities with a corresponding decrease to its investments in unconsolidated entities.

(17) Consolidation of Variable Interest Entities
     The Company follows FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, (“FIN 46R”), which requires the consolidation of certain entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.
Unconsolidated Entities
     At August 31, 2009, the Company had investments in and advances to unconsolidated entities established to acquire and develop land for sale to the Company in connection with its homebuilding operations, for sale to third parties or for the construction of homes for sale to third-party homebuyers. The Company evaluated all agreements under FIN 46R that were entered into or had reconsideration events during the nine months ended August 31, 2009, and it consolidated entities that at August 31, 2009 had total combined assets and liabilities of $195.3 million and $95.8 million, respectively.
     At August 31, 2009 and November 30, 2008, the Company’s recorded investment in unconsolidated entities was $650.9 million and $766.8 million, respectively. The Company’s estimated maximum exposure to loss with regard to unconsolidated entities is primarily its recorded investment in these entities and the exposure under the guarantees discussed in Note 3.
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
     When the Company does not intend to exercise an option, it writes off any unapplied deposit and pre-acquisition costs associated with the option contract. For the three months ended August 31, 2009 and August 31, 2008, the Company wrote-off $8.7 million and $10.9 million, respectively, of option deposits and pre-acquisition costs related to land under option that it does not intend to purchase. For the nine months ended August 31, 2009 and August 31, 2008, the Company wrote off $20.8 million and $34.3 million, respectively, of option deposits and pre-acquisition costs related to land under option that it does not intend to purchase.

     The table below indicates the number of homesites owned and homesites to which the Company had access through option contracts with third parties (“optioned”) or unconsolidated joint ventures in which the Company has investments (“JVs”) (i.e., controlled homesites) at August 31, 2009 and 2008:

	Controlled Homesites			Owned	Total
August 31, 2009	Optioned	JVs	Total	Homesites	Homesites

East	8,019	2,504	10,523	25,622	36,145
Central	1,370	3,761	5,131	16,168	21,299
West	29	11,212	11,241	21,410	32,651
Houston	1,051	2,115	3,166	6,588	9,754
Other	489	677	1,166	7,747	8,913

Total homesites	10,958	20,269	31,227	77,535	108,762

	Controlled Homesites			Owned	Total
August 31, 2008	Optioned	JVs	Total	Homesites	Homesites

East	9,416	5,676	15,092	26,813	41,905
Central	1,724	6,036	7,760	14,493	22,253
West	1,370	24,183	25,553	18,547	44,100
Houston	1,434	2,755	4,189	7,897	12,086
Other	768	733	1,501	8,512	10,013

Total homesites	14,712	39,383	54,095	76,262	130,357

     The Company evaluates all option contracts for land when entered into or upon a reconsideration event to determine whether it is the primary beneficiary of certain of these option contracts. Although the Company does not have legal title to the optioned land, under FIN 46R, the Company, if it is deemed to be the primary beneficiary, is required to consolidate the land under option at the purchase price of the optioned land. During the nine months ended August 31, 2009, the effect of the consolidation of these option contracts was an increase of $12.5 million to consolidated inventory not owned with a corresponding increase to liabilities related to consolidated inventory not owned in the Company’s condensed consolidated balance sheet as of August 31, 2009. This increase was offset by the Company exercising its options to acquire land under certain contracts previously consolidated, resulting in a net decrease in consolidated inventory not owned of $70.2 million during the nine months ended August 31, 2009. To reflect the purchase price of the inventory consolidated under FIN 46R, the Company reclassified $2.1 million of related option deposits from land under development to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of August 31, 2009. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and the Company’s cash deposits.
     The Company’s exposure to loss related to its option contracts with third parties and unconsolidated entities consisted of its non-refundable option deposits and pre-acquisition costs totaling $173.6 million and $191.2 million, respectively, at August 31, 2009 and November 30, 2008. Additionally, the Company had posted $58.8 million and $89.5 million, respectively, of letters of credit in lieu of cash deposits under certain option contracts as of August 31, 2009 and November 30, 2008.
(18) New Accounting Pronouncements
     In September 2006, the FASB issued SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 was effective for the Company’s financial assets and liabilities on December 1, 2007. The FASB deferred the provisions of SFAS 157 relating to nonfinancial assets and liabilities until the Company’s fiscal year beginning December 1, 2008. SFAS 157 did not materially affect how the Company determines fair value, but has resulted in certain additional disclosures (see Note 16).
     In December 2008, the FASB issued FASB Staff Position (“FSP”) FAS 140-4 and FIN 46(R)-8, Disclosure by Public Entities (Enterprises) About Transfers of Financial Assets and Interests in Variable Interest Entities. The purpose of this FSP is to promptly improve disclosures by public companies until the pending amendments to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and FIN 46R requiring public companies to provide additional disclosures regarding their involvement about the transferor’s continuing involvement with transferred financial assets are effective. It also amends FIN 46R by requiring public companies to provide additional disclosures regarding their involvement with variable interest entities. This FSP was effective for the Company’s fiscal year beginning December 1, 2008. The FSP did not have a material effect on the Company’s condensed consolidated financial statements.
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
     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, (“FSP 107-1”). FSP 107-1 requires that the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, be included in interim financial statements. In addition, FSP 107-1 requires public companies to disclose the method and significant assumptions used to estimate the fair value of those financial instruments and to discuss any changes of method or assumptions, if any, during the reporting period. FSP 107-1 was effective for the Company’s quarter ended August 31, 2009. The adoption of FSP 107-1 did not have a material effect on the Company’s condensed consolidated financial statements, but has resulted in certain additional disclosures (see Note 15).
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events, (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Among other things, SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS 165 was effective for the Company’s quarter ended August 31, 2009. The adoption of SFAS 165 did not have a material impact on the Company’s condensed consolidated financial statements, but has resulted in certain additional disclosures (see Note 1).
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

(19) Supplemental Financial Information
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
Condensed Consolidating Balance Sheet
August 31, 2009

	Lennar	Guarantor	Non-Guarantor
(In thousands)	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total

ASSETS
Homebuilding:
Cash and cash equivalents, restricted cash, receivables, net and income tax receivables	$1,260,978	167,348	32,212	—	1,460,538
Inventories	—	3,709,972	511,486	—	4,221,458
Investments in unconsolidated entities	—	623,447	27,431	—	650,878
Other assets	27,242	56,089	177,476	—	260,807
Investments in subsidiaries	3,802,053	641,102	—	(4,443,155)	—

	5,090,273	5,197,958	748,605	(4,443,155)	6,593,681
Financial services	—	159,752	334,906	—	494,658

Total assets	$5,090,273	5,357,710	1,083,511	(4,443,155)	7,088,339

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable and other liabilities	$234,357	672,906	65,180	—	972,443
Liabilities related to consolidated inventory not owned	—	532,045	—	—	532,045
Senior notes and other debts payable	2,263,601	193,699	208,496	—	2,665,796
Intercompany	186,355	91,793	(278,148)	—	—

	2,684,313	1,490,443	(4,472)	—	4,170,284
Financial services	—	65,214	275,490	—	340,704

Total liabilities	2,684,313	1,555,657	271,018	—	4,510,988
Minority interest	—	—	171,391	—	171,391
Stockholders’ equity	2,405,960	3,802,053	641,102	(4,443,155)	2,405,960

Total liabilities and stockholders’ equity	$5,090,273	5,357,710	1,083,511	(4,443,155)	7,088,339

(19) Supplemental Financial Information – (Continued)
Condensed Consolidating Balance Sheet
November 30, 2008

	Lennar	Guarantor	Non-Guarantor
(In thousands)	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total

ASSETS
Homebuilding:
Cash and cash equivalents, restricted cash, receivables, net and income tax receivables	$1,263,623	165,060	21,593	—	1,450,276
Inventories	—	3,975,084	525,006	—	4,500,090
Investments in unconsolidated entities	—	751,613	15,139	—	766,752
Other assets	30,420	64,515	4,867	—	99,802
Investments in subsidiaries	4,314,255	635,413	—	(4,949,668)	—

	5,608,298	5,591,685	566,605	(4,949,668)	6,816,920
Financial services	—	8,332	599,646	—	607,978

Total assets	$5,608,298	5,600,017	1,166,251	(4,949,668)	7,424,898

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable and other liabilities	$269,457	700,411	111,732	—	1,081,600
Liabilities related to consolidated inventory not owned	—	592,777	—	—	592,777
Senior notes and other debts payable	2,176,758	130,126	238,051	—	2,544,935
Intercompany	539,076	(140,463)	(398,613)	—	—

	2,985,291	1,282,851	(48,830)	—	4,219,312
Financial services	—	2,911	413,922	—	416,833

Total liabilities	2,985,291	1,285,762	365,092	—	4,636,145
Minority interest	—	—	165,746	—	165,746
Stockholders’ equity	2,623,007	4,314,255	635,413	(4,949,668)	2,623,007

Total liabilities and stockholders’ equity	$5,608,298	5,600,017	1,166,251	(4,949,668)	7,424,898

(19) Supplemental Financial Information – (Continued)
Condensed Consolidating Statement of Operations
Three Months Ended August 31, 2009

	Lennar	Guarantor	Non-Guarantor
(In thousands)	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues:
Homebuilding	$—	636,918	6,695	—	643,613
Financial services	—	43,750	49,406	(16,039)	77,117

Total revenues	—	680,668	56,101	(16,039)	720,730

Costs and expenses:
Homebuilding	—	694,217	12,078	(1,935)	704,360
Financial services	—	40,699	37,258	(11,996)	65,961
Corporate general and administrative	26,319	—	—	1,734	28,053

Total costs and expenses	26,319	734,916	49,336	(12,197)	798,374

Equity in loss from unconsolidated entities	—	(42,211)	(92)	—	(42,303)
Other expense, net	(3,828)	(51,711)	—	3,842	(51,697)
Minority interest income, net	—	—	2,779	—	2,779

Earnings (loss) before (provision) benefit for income taxes	(30,147)	(148,170)	9,452	—	(168,865)
(Provision) benefit for income taxes	2,789	(2,401)	(3,128)	—	(2,740)
Equity in earnings (loss) from subsidiaries	(144,247)	6,324	—	137,923	—

Net earnings (loss)	$(171,605)	(144,247)	6,324	137,923	(171,605)

Condensed Consolidating Statement of Operations
Three Months Ended August 31, 2008

	Lennar	Guarantor	Non-Guarantor
(In thousands)	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues:
Homebuilding	$—	1,014,296	1,860	—	1,016,156
Financial services	—	2,240	105,423	(17,279)	90,384

Total revenues	—	1,016,536	107,283	(17,279)	1,106,540

Costs and expenses:
Homebuilding	—	1,055,890	1,836	(3,546)	1,054,180
Financial services	—	1,447	112,804	(11,006)	103,245
Corporate general and administrative	34,047	—	—	—	34,047

Total costs and expenses	34,047	1,057,337	114,640	(14,552)	1,191,472

Equity in loss from unconsolidated entities	—	(10,958)	—	—	(10,958)
Other expense, net	(2,727)	(52,228)	—	2,727	(52,228)
Minority interest income, net	—	—	9,016	—	9,016

Earnings (loss) before (provision) benefit for income taxes	(36,774)	(103,987)	1,659	—	(139,102)
(Provision) benefit for income taxes	13,265	37,473	(600)	—	50,138
Equity in earnings (loss) from subsidiaries	(65,455)	1,059	—	64,396	—

Net earnings (loss)	$(88,964)	(65,455)	1,059	64,396	(88,964)

(19) Supplemental Financial Information – (Continued)
Condensed Consolidating Statement of Operations
Nine Months Ended August 31, 2009

	Lennar	Guarantor	Non-Guarantor
(In thousands)	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues:
Homebuilding	$—	1,947,066	30,810	—	1,977,876
Financial services	—	123,941	146,512	(42,683)	227,770

Total revenues	—	2,071,007	177,322	(42,683)	2,205,646

Costs and expenses:
Homebuilding	—	2,116,834	50,368	(17,008)	2,150,194
Financial services	—	113,785	106,365	(20,567)	199,583
Corporate general and administrative	81,207	—	—	5,116	86,323

Total costs and expenses	81,207	2,230,619	156,733	(32,459)	2,436,100

Equity in loss from unconsolidated entities	—	(104,872)	(238)	—	(105,110)
Other expense, net	(10,182)	(122,095)	—	10,224	(122,053)
Minority interest income, net	—	—	11,033	—	11,033

Earnings (loss) before (provision) benefit for income taxes	(91,389)	(386,579)	31,384	—	(446,584)
(Provision) benefit for income taxes	10,207	(5,310)	(11,032)	—	(6,135)
Equity in earnings (loss) from subsidiaries	(371,537)	20,352	—	351,185	—

Net earnings (loss)	$(452,719)	(371,537)	20,352	351,185	(452,719)

Condensed Consolidating Statement of Operations
Nine Months Ended August 31, 2008

	Lennar	Guarantor	Non-Guarantor
(In thousands)	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues:
Homebuilding	$—	3,050,362	5,518	596	3,056,476
Financial services	—	4,370	292,423	(55,900)	240,893

Total revenues	—	3,054,732	297,941	(55,304)	3,297,369

Costs and expenses:
Homebuilding	—	3,235,705	6,135	(8,558)	3,233,282
Financial services	—	3,567	302,380	(39,487)	266,460
Corporate general and administrative	98,453	—	—	—	98,453

Total costs and expenses	98,453	3,239,272	308,515	(48,045)	3,598,195

Equity in loss from unconsolidated entities	—	(52,857)	—	—	(52,857)
Other expense, net	(7,259)	(121,895)	—	7,259	(121,895)
Minority interest income, net	—	—	9,000	—	9,000

Loss before benefit for income taxes	(105,712)	(359,292)	(1,574)	—	(466,578)
Benefit for income taxes	38,174	129,740	568	—	168,482
Equity in loss from subsidiaries	(230,558)	(1,006)	—	231,564	—

Net loss	$(298,096)	(230,558)	(1,006)	231,564	(298,096)

(19) Supplemental Financial Information – (Continued)
Condensed Consolidating Statement of Cash Flows
Nine Months Ended August 31, 2009

	Lennar	Guarantor	Non-Guarantor
(In thousands)	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows from operating activities:
Net earnings (loss)	$(452,719)	(371,537)	20,352	351,185	(452,719)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities	144,275	1,060,910	(14,365)	(351,185)	839,635

Net cash provided by (used in) operating activities	(308,444)	689,373	5,987	—	386,916

Cash flows from investing activities:
Increase in investments in unconsolidated entities, net	—	(206,029)	(48,004)	—	(254,033)
Other	(52)	19,966	(460)	—	19,454

Net cash used in investing activities	(52)	(186,063)	(48,464)	—	(234,579)

Cash flows from financing activities:
Net repayments under financial services debt	—	(69)	(81,110)	—	(81,179)
Net proceeds from 12.25% senior notes due 2017	386,892	—	—	—	386,892
Redemption of 7 5/8% senior notes due 2009	(281,477)	—	—	—	(281,477)
Partial redemption of 5.125% senior notes due 2010	(19,177)	—	—	—	(19,177)
Partial redemption of 5.95% senior notes due 2011	(4,647)	—	—	—	(4,647)
Net repayments on other borrowings	—	(4,664)	(45,505)	—	(50,169)
Exercise of land option contracts from an unconsolidated land investment venture	—	(22,907)	—	—	(22,907)
Net receipts related to minority interests	—	—	222	—	222
Common stock:
Issuances	221,125	—	—	—	221,125
Repurchases	(1,130)	—	—	—	(1,130)
Dividends	(20,260)	—	—	—	(20,260)
Intercompany	265,307	(464,249)	198,942	—	—

Net cash provided by (used in) financing activities	546,633	(491,889)	72,549	—	127,293

Net increase in cash and cash equivalents	238,137	11,421	30,072	—	279,630
Cash and cash equivalents at beginning of period	1,007,594	125,437	70,391	—	1,203,422

Cash and cash equivalents at end of period	$1,245,731	136,858	100,463	—	1,483,052

(19) Supplemental Financial Information – (Continued)
Condensed Consolidating Statement of Cash Flows
Nine Months Ended August 31, 2008

	Lennar	Guarantor	Non-Guarantor
(In thousands)	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows from operating activities:
Net loss	$(298,096)	(230,558)	(1,006)	231,564	(298,096)
Adjustments to reconcile net loss to net cash provided by operating activities	567,908	728,759	87,361	(231,564)	1,152,464

Net cash provided by operating activities	269,812	498,201	86,355	—	854,368

Cash flows from investing activities:
Increase in investments in unconsolidated entities, net	—	(263,406)	—	—	(263,406)
Other	(691)	(3,694)	11,539	—	7,154

Net cash provided by (used in) investing activities	(691)	(267,100)	11,539	—	(256,252)

Cash flows from financing activities:
Net repayments under financial services debt	—	—	(347,272)	—	(347,272)
Net repayments on other borrowings	—	(46,570)	(82,460)	—	(129,030)
Exercise of land option contracts from an unconsolidated land investment venture	—	(44,146)	—	—	(44,146)
Net receipts related to minority interests	—	—	145,089	—	145,089
Common stock:
Issuances	224	—	—	—	224
Repurchases	(1,686)	—	—	—	(1,686)
Dividends	(77,073)	—	—	—	(77,073)
Intercompany	70,498	(202,629)	132,131	—	—

Net cash used in financing activities	(8,037)	(293,345)	(152,512)	—	(453,894)

Net increase (decrease) in cash and cash equivalents	261,084	(62,244)	(54,618)	—	144,222
Cash and cash equivalents at beginning of period	497,384	139,733	158,077	—	795,194

Cash and cash equivalents at end of period	$758,468	77,489	103,459	—	939,416

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
Outlook
     During the third quarter of 2009, the overall housing market appears to have continued its road back to recovery as more confident homebuyers took advantage of increased affordability, declining home prices, historically low interest rates and government stimulus programs. While high unemployment, increased foreclosures and strict credit standards continue to present challenges for the industry to generate a more normalized sales pace and pricing, consumer sentiment has significantly improved as homebuyers appear to have recognized that the residential housing market is stabilizing.
     Our strategy has been to streamline our core homebuilding operations for a return to profitability and to position us for future opportunities. We have continued to make strategic operational changes in order to address the current homebuilding environment by focusing on S,G&A control and efficient low-cost floor plans targeted to first-time and value-focused homebuyers. S,G&A control has resulted in the centralization of functions and reduction of homebuilding divisions in order to significantly lower overhead costs, while our focus on efficient low-cost floor plans and market tuned product has enabled us to reduce our construction cost per square foot and the number of floor plans we bring to market.
     In addition, we continue to focus on carefully managing our inventory levels and working on reducing our joint ventures and our net recourse indebtedness exposure. We will also continue to focus on cash generation and returning to homebuilding profitability.
(1) Results of Operations
Overview
     We historically have experienced, and expect to continue to experience, variability in quarterly results. Our results of operations for the three and nine months ended August 31, 2009 are not necessarily indicative of the results to be expected for the full year.
     Our net loss was $171.6 million, or $0.97 per basic and diluted share, in the third quarter of 2009, compared to net loss of $89.0 million, or $0.56 per basic and diluted share, in the third quarter of 2008. Net loss was $452.7 million, or $2.72 per basic and diluted share, in the nine months ended August 31, 2009, compared to a net loss of $298.1 million, or $1.88 per basic and diluted share, in the nine months ended August 31, 2008. Market conditions remained challenging in all of our regions and the net loss for the three and nine months ended August 31, 2009 is attributable to those conditions. Our gross margins decreased during the three and nine months ended August 31, 2009, compared to the same periods last year, primarily as a result of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment of Long-lived Assets, (“SFAS 144”) valuation adjustments and a decrease in the average sales price of homes delivered during the three and nine months ended August 31, 2009, compared to the same periods last year.
     Financial information relating to our operations was as follows:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2009	2008	2009	2008

Homebuilding revenues:
Sales of homes	$635,266	995,731	1,946,624	2,967,651
Sales of land	8,347	20,425	31,252	88,825

Total homebuilding revenues	643,613	1,016,156	1,977,876	3,056,476

Homebuilding costs and expenses:
Cost of homes sold	585,770	848,609	1,786,854	2,595,468
Cost of land sold	17,792	49,273	48,839	149,526
Selling, general and administrative	100,798	156,298	314,501	488,288

Total homebuilding costs and expenses	704,360	1,054,180	2,150,194	3,233,282

Homebuilding operating margins	(60,747)	(38,024)	(172,318)	(176,806)
Equity in loss from unconsolidated entities	(42,303)	(10,958)	(105,110)	(52,857)
Other expense, net	(51,697)	(52,228)	(122,053)	(121,895)
Minority interest income, net	2,779	9,016	11,033	9,000

Homebuilding operating loss	$(151,968)	(92,194)	(388,448)	(342,558)

Financial services revenues	$77,117	90,384	227,770	240,893
Financial services costs and expenses	65,961	103,245	199,583	266,460

Financial services operating earnings (loss)	$11,156	(12,861)	28,187	(25,567)

Total operating loss	$(140,812)	(105,055)	(360,261)	(368,125)
Corporate general and administrative expenses	(28,053)	(34,047)	(86,323)	(98,453)

Loss before (provision) benefit for income taxes	$(168,865)	(139,102)	(446,584)	(466,578)

Three Months Ended August 31, 2009 versus Three Months Ended August 31, 2008
     Revenues from home sales decreased 36% in the third quarter of 2009 to $635.3 million from $995.7 million in 2008. Revenues were lower primarily due to a 28% decrease in the number of home deliveries, excluding unconsolidated entities, and a 12% decrease in the average sales price of homes delivered in the third quarter of 2009. New home deliveries, excluding unconsolidated entities, decreased to 2,660 homes in the third quarter of 2009 from 3,694 homes last year. In the third quarter of 2009, new home deliveries were lower in each of our homebuilding segments and Homebuilding Other, compared to 2008. The average sales price of homes delivered decreased to $239,000 in the third quarter of 2009 from $270,000 in the same period last year. Sales incentives offered to homebuyers were $42,200 per home delivered in the third quarter of 2009, compared to $45,900 per home delivered in the same period last year, and declined sequentially from $52,600 per home delivered in the second quarter of 2009.
     Gross margins on home sales were $49.5 million, or 7.8%, in the third quarter of 2009, which included $49.4 million of SFAS 144 valuation adjustments, compared to gross margins on home sales of $147.1 million, or 14.8%, in the third quarter of 2008, which included $32.3 million of SFAS 144 valuation adjustments. Gross margins on home sales excluding SFAS 144 valuation adjustments were $98.9 million, or 15.6%, in the third quarter of 2009, compared to $179.4 million, or 18.0%, in the third quarter of 2008. Gross margin percentage on home sales, excluding SFAS 144 valuation adjustments, decreased compared to last year, due to reduced pricing and to sales incentives as a percentage of revenues from home sales increasing to 15.0% in the third quarter of 2009, from 14.5% in the same period last year. Gross margins on home sales excluding SFAS 144 valuation adjustments is a non-GAAP financial measure which is discussed in the Non-GAAP Financial Measure section.
     Homebuilding interest expense was $40.7 million in the third quarter of 2009 ($17.8 million was included in cost of homes sold, $0.5 million was included in cost of land sold and $22.4 million was included in other expense, net), compared to $27.6 million in the third quarter of 2008 ($21.4 million was included in cost of homes sold, $1.0 million was included in cost of land sold and $5.2 million was included in other expense, net). Despite a decrease in deliveries during the third quarter of 2009, compared to the third quarter of 2008, interest expense increased primarily due to the interest related to $400 million of 12.25% senior notes due 2017 issued during the second quarter of 2009 and a reduction in qualifying assets eligible for interest capitalization as a result of a decrease in inventories.
     Selling, general and administrative expenses were reduced by $55.5 million, or 36%, in the third quarter of 2009, compared to the same period last year, primarily due to reductions in associate headcount, variable selling expenses and fixed costs. As a percentage of revenues from home sales, selling, general and administrative expenses were 15.9% in the third quarter of 2009 and 15.7% in 2008.
     Losses on land sales totaled $9.4 million in the third quarter of 2009, which included $0.6 million of SFAS 144 valuation adjustments and $8.7 million of write-offs of deposits and pre-acquisition costs related to homesites under option that we do not intend to purchase. In the third quarter of 2008, losses on land sales totaled $28.8 million, which included $21.4 million of SFAS 144 valuation adjustments and $10.9 million of write-offs of deposits and pre-acquisition costs related to homesites that were under option.
     Equity in loss from unconsolidated entities was $42.3 million in the third quarter of 2009, which included $31.0 million of SFAS 144 valuation adjustments related to assets of unconsolidated entities in which we have investments, compared to equity in loss from unconsolidated entities of $11.0 million in the third quarter of 2008, which included $2.9 million of SFAS 144 valuation adjustments related to assets of unconsolidated entities in which we have investments.
     Other expense, net, was $51.7 million in the third quarter of 2009, which included $27.5 million of Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, (“APB 18”) valuation adjustments to our investments in unconsolidated entities and $0.5 million of write-offs of notes receivable, compared to other expense, net, of $52.2 million in the third quarter of 2008, which included $40.0 million of APB 18 valuation adjustments to our investments in unconsolidated entities and $5.6 million of write-offs of notes receivable.
     Minority interest income, net, was $2.8 million in the third quarter of 2009, compared to minority interest income, net, of $9.0 million in the third quarter of 2008, which included $7.9 million of minority interest income as a result of a $15.9 million SFAS 144 valuation adjustment to inventory of a 50%-owned consolidated joint venture.
     Sales of land, equity in loss from unconsolidated entities, other expense, net and minority interest income, net may vary significantly from period to period depending on the timing of land sales and other transactions entered into by us and unconsolidated entities in which we have investments.
     Operating earnings for the Financial Services segment was $11.2 million in the third quarter of 2009, compared to an operating loss of $12.9 million in the same period last year. In the third quarter of 2008, there was a $27.2 million write-off of goodwill related to the segment’s mortgage operations, compared to no write-off in the third quarter of 2009.
     Corporate general and administrative expenses were reduced by $6.0 million, or 18%, in the third quarter of 2009, compared to the same period last year. As a percentage of total revenues, corporate general and administrative expenses increased to 3.9% in the third quarter of 2009, from 3.1% in 2008, due to lower revenues.

     SFAS 109 requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance, if based on available evidence, it is more likely than not that such assets will not be realized. As a result of its net loss during the three months ended August 31, 2009, we generated deferred tax assets of $60.2 million and recorded a non-cash valuation allowance in accordance with SFAS 109 against the entire amount of deferred tax assets generated.
     During the three months ended August 31, 2009, we issued 8.1 million shares of our Class A common stock under an equity offering into the market from time to time for gross proceeds of $99.2 million.
     In July 2009, the United States Bankruptcy Court for the District of Delaware confirmed the plan of reorganization for LandSource Communities Development LLC (“LandSource”). As a result of the bankruptcy proceedings, LandSource was reorganized into a new company called Newhall Land Development, LLC, (“Newhall”). The reorganized company emerged from Chapter 11 free of bank debt. As part of the reorganization plan, we invested $140 million in exchange for approximately a 15% equity interest in the reorganized Newhall, ownership in several communities that were formerly owned by LandSource and the settlement and release of any claims that might have been asserted against us.
     Our overall effective income tax rates were (1.62%) and 36.04%, respectively for the three months ended August 31, 2009 and 2008. The decrease in the effective tax rate, compared with the same period during 2008, resulted primarily from the establishment of a deferred tax asset valuation allowance.
Nine Months Ended August 31, 2009 versus Nine Months Ended August 31, 2008
     Revenues from home sales decreased 34% in the nine months ended August 31, 2009 to $1.9 billion from $3.0 billion in 2008. Revenues were lower primarily due to a 27% decrease in the number of home deliveries, excluding unconsolidated entities, and a 10% decrease in the average sales price of homes delivered in 2009. New home deliveries, excluding unconsolidated entities, decreased to 7,934 homes in the nine months ended August 31, 2009 from 10,860 homes last year. In the nine months ended August 31, 2009, new home deliveries were lower in each of our homebuilding segments and Homebuilding Other, compared to 2008. The average sales price of homes delivered decreased to $245,000 in the nine months ended August 31, 2009 from $274,000 in 2008. Sales incentives offered to homebuyers were $48,600 per home delivered in the nine months ended August 31, 2009, compared to $47,500 per home delivered in the same period last year.
     Gross margins on home sales were $159.8 million, or 8.2%, in the nine months ended August 31, 2009, which included $124.7 million of SFAS 144 valuation adjustments, compared to gross margins on home sales of $372.2 million, or 12.5%, in the nine months ended August 31, 2008, which included $132.1 million of SFAS 144 valuation adjustments. Gross margins on home sales excluding SFAS 144 valuation adjustments were $284.5 million, or 14.6%, in the nine months ended August 31, 2009, compared to $504.3 million, or 17.0%, in 2008. Gross margin percentage on home sales, excluding SFAS 144 valuation adjustments, decreased compared to last year, due to reduced pricing and to sales incentives as a percentage of revenues from home sales increasing to 16.5% in the nine months ended August 31, 2009, from 14.8% in the same period last year. Gross margins on home sales excluding SFAS 144 valuation adjustments is a non-GAAP financial measure, which is discussed in the Non-GAAP Financial Measure section.
     Homebuilding interest expense was $99.5 million in the nine months ended August 31, 2009 ($45.5 million was included in cost of homes sold, $5.0 million was included in cost of land sold and $49.0 million was included in other expense, net), compared to $98.0 million in the same period last year ($73.6 million was included in cost of homes sold, $2.3 million was included in cost of land sold and $22.1 million was included in other expense, net). Despite a decrease in deliveries during the nine months ended August 31, 2009, compared to the same period last year, interest expense increased primarily due to the interest related to $400 million of 12.25% senior notes due 2017 issued during the second quarter of 2009 and a reduction in qualifying assets eligible for interest capitalization as a result of a decrease in inventories.

     Selling, general and administrative expenses were reduced by $173.8 million, or 36%, in the nine months ended August 31, 2009, compared to the same period last year, primarily due to reductions in associate headcount, variable selling expenses and fixed costs. As a percentage of revenues from home sales, selling, general and administrative expenses improved to 16.2% in the nine months ended August 31, 2009, from 16.5% in 2008.
     Losses on land sales totaled $17.6 million in the nine months ended August 31, 2009, which included $6.5 million of SFAS 144 valuation adjustments and $20.8 million of write-offs of deposits and pre-acquisition costs related to homesites under option that we do not intend to purchase. In the nine months ended August 31, 2008, losses on land sales totaled $60.7 million, which included $39.0 million of SFAS 144 valuation adjustments and $34.3 million of write-offs of deposits and pre-acquisition costs related to homesites that were under option.
     Equity in loss from unconsolidated entities was $105.1 million in the nine months ended August 31, 2009, which included $81.0 million of SFAS 144 valuation adjustments related to assets of unconsolidated entities in which we have investments, compared to equity in loss from unconsolidated entities of $52.9 million in the nine months ended August 31, 2008, which included $29.9 million of SFAS 144 valuation adjustments related to assets of unconsolidated entities in which we have investments.
     Other expense, net, was $122.1 million in the nine months ended August 31, 2009, which included $71.7 million of APB 18 valuation adjustments to our investments in unconsolidated entities and $0.5 million of write-offs of notes receivable, compared to other expense, net, of $121.9 million in the nine months ended August 31, 2008, which included $116.5 million of APB 18 valuation adjustments to our investments in unconsolidated entities and $5.6 million of write-offs of notes receivable.
     Minority interest income, net, was $11.0 million in the nine months ended August 31, 2009, compared to minority interest income, net, of $9.0 million in the nine months ended August 31, 2008, which included $7.9 million of minority interest as a result of a $15.9 million SFAS 144 valuation adjustment to inventory of a 50%-owned consolidated joint venture.
     Sales of land, equity in loss from unconsolidated entities, other expense, net and minority interest income, net may vary significantly from period to period depending on the timing of land sales and other transactions entered into by us and unconsolidated entities in which we have investments.
     Operating earnings for the Financial Services segment was $28.2 million in the nine months ended August 31, 2009, compared to an operating loss of $25.6 million in the same period last year. The increase in profitability in the Financial Services segment was primarily due to lower fixed costs as a result of its successful cost reduction initiatives implemented throughout the downturn. In addition, in the nine months ended August 31, 2008, there was a $27.2 million write-off of goodwill related to the segment’s mortgage operations, compared to no write-off in the nine months ended August 31, 2009.
     Corporate general and administrative expenses were reduced by $12.1 million, or 12%, in the nine months ended August 31, 2009, compared to the same period last year. As a percentage of total revenues, corporate general and administrative expenses increased to 3.9% in the nine months ended August 31, 2009, from 3.0% in the same period last year, due to lower revenues.
     SFAS 109 requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance, if based on available evidence, it is more likely than not that such assets will not be realized. As a result of its net loss during the nine months ended August 31, 2009, we generated deferred tax assets of $162.4 million and recorded a non-cash valuation allowance in accordance with SFAS 109 against the entire amount of deferred tax assets generated.
     As of August 31, 2009, we had issued 21.0 million shares of our Class A common stock under an equity offering into the market from time to time for gross proceeds of $225.5 million. We are authorized to sell shares for up to $275 million under the equity offering. We will use the proceeds from the equity offering for general corporate purposes which may include acquisitions.

     Our overall effective income tax rates were (1.37%) and 36.11%, respectively for the nine months ended August 31, 2009 and 2008. The decrease in the effective tax rate, compared with the same period during 2008, resulted primarily from the establishment of a deferred tax asset valuation allowance.
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
     The table set forth below reconciles our gross margins on home sales excluding SFAS 144 valuation adjustments for the three and nine months ended August 31, 2009 and 2008 to our gross margins on home sales for the three and nine months ended August 31, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2009	2008	2009	2008

Sales of homes	$635,266	995,731	1,946,624	2,967,651
Cost of homes sold	585,770	848,609	1,786,854	2,595,468

Gross margins on home sales	49,496	147,122	159,770	372,183
SFAS 144 valuation adjustments to finished homes, CIP and land on which we intend to build homes	49,398	32,284	124,736	132,133

Gross margins on home sales excluding SFAS 144 valuation adjustments	$98,894	179,406	284,506	504,316

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
     At August 31, 2009, our reportable homebuilding segments and Homebuilding Other consisted of homebuilding divisions located in:
     East: Florida, Maryland, New Jersey and Virginia
     Central: Arizona, Colorado and Texas (1)
     West: California and Nevada
     Houston: Houston, Texas
     Other: Illinois, Minnesota, New York, North Carolina and South Carolina

(1)	Texas in the Central reportable segment excludes Houston, Texas, which is its own reportable segment.
     The following tables set forth selected financial and operational information related to our homebuilding operations for the periods indicated:
Selected Financial and Operational Data

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2009	2008	2009	2008
Revenues:
East:
Sales of homes	$190,321	306,415	583,630	878,856
Sales of land	1,735	11,956	18,171	19,317

Total East	192,056	318,371	601,801	898,173

Central:
Sales of homes	94,297	111,429	247,823	389,155
Sales of land	2,616	975	4,388	15,741

Total Central	96,913	112,404	252,211	404,896

West:
Sales of homes	170,974	320,943	587,970	1,000,056
Sales of land	1,844	2,804	3,791	28,621

Total West	172,818	323,747	591,761	1,028,677

Houston:
Sales of homes	100,442	152,075	295,596	385,775
Sales of land	1,970	2,301	4,720	7,588

Total Houston	102,412	154,376	300,316	393,363

Other:
Sales of homes	79,232	104,869	231,605	313,809
Sales of land	182	2,389	182	17,558

Total Other	79,414	107,258	231,787	331,367

Total homebuilding revenues	$643,613	1,016,156	1,977,876	3,056,476

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2009	2008	2009	2008
Operating earnings (loss):
East:
Sales of homes	$(37,616)	22,787	(56,400)	(824)
Sales of land	(5,696)	(18,742)	(5,999)	(29,619)
Equity in loss from unconsolidated entities	(1,676)	(3,262)	(4,312)	(30,275)
Other expense, net	(7,788)	(4,683)	(19,561)	(15,092)
Minority interest income, net	86	8,999	304	9,597

Total East	(52,690)	5,099	(85,968)	(66,213)

Central:
Sales of homes	(4,348)	(19,449)	(30,420)	(55,299)
Sales of land	160	(1,846)	(168)	(11,719)
Equity in earnings (loss) from unconsolidated entities	(940)	338	(2,763)	1,106
Other income (expense), net	(4,579)	(680)	(21,579)	1,534
Minority interest income (expense), net	1	—	94	(465)

Total Central	(9,706)	(21,637)	(54,836)	(64,843)

West:
Sales of homes	(15,947)	(30,250)	(70,765)	(80,616)
Sales of land	(3,274)	(5,794)	(5,983)	(15,997)
Equity in loss from unconsolidated entities	(39,169)	(7,474)	(96,198)	(21,997)
Other expense, net	(33,825)	(24,256)	(69,150)	(87,770)
Minority interest income, net	1,337	17	4,015	18

Total West	(90,878)	(67,757)	(238,081)	(206,362)

Houston:
Sales of homes	5,644	15,769	15,108	31,320
Sales of land	(680)	476	(1,696)	801
Equity in loss from unconsolidated entities	(365)	(278)	(1,514)	(808)
Other expense, net	(1,029)	(499)	(1,896)	(643)

Total Houston	3,570	15,468	10,002	30,670

Other:
Sales of homes	965	1,967	(12,254)	(10,686)
Sales of land	45	(2,942)	(3,741)	(4,167)
Equity in loss from unconsolidated entities	(153)	(282)	(323)	(883)
Other expense, net	(4,476)	(22,110)	(9,867)	(19,924)
Minority interest income (expense), net	1,355	—	6,620	(150)

Total Other	(2,264)	(23,367)	(19,565)	(35,810)

Total homebuilding operating loss	$(151,968)	(92,194)	(388,448)	(342,558)

Summary of Homebuilding Data
Deliveries

	Three Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	August 31,	August 31,	August 31,	August 31,	August 31,	August 31,
	2009	2008	2009	2008	2009	2008
East	885	1,197	$190,321	313,505	$215,000	262,000
Central	462	561	94,297	111,430	204,000	199,000
West	551	885	195,507	335,401	355,000	379,000
Houston	494	758	100,442	152,074	203,000	201,000
Other	299	390	79,232	135,555	265,000	348,000

Total	2,691	3,791	$659,799	1,047,965	$245,000	276,000

     Of the total homes delivered listed above, 31 homes with a dollar value of $24.5 million and an average sales price of $791,000 represent deliveries from unconsolidated entities for the three months ended August 31, 2009, compared to 97 deliveries with a dollar value of $52.2 million and an average sales price of $538,000 for the three months ended August 31, 2008.

	Nine Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	August 31,	August 31,	August 31,	August 31,	August 31,	August 31,
	2009	2008	2009	2008	2009	2008
East	2,654	3,440	$583,630	902,585	$220,000	262,000
Central	1,243	1,837	247,823	389,155	199,000	212,000
West	1,758	2,874	627,724	1,106,454	357,000	385,000
Houston	1,479	1,945	295,596	385,775	200,000	198,000
Other	848	1,121	232,155	373,778	274,000	333,000

Total	7,982	11,217	$1,986,928	3,157,747	$249,000	282,000

     Of the total homes delivered listed above, 48 homes with a dollar value of $40.3 million and an average sales price of $840,000 represent deliveries from unconsolidated entities for the nine months ended August 31, 2009, compared to 357 deliveries with a dollar value of $190.1 million and an average sales price of $532,000 for the nine months ended August 31, 2008.
Sales Incentives (1)

	Three Months Ended
	Sales Incentives		Average Sales Incentives		Sales Incentives
	(In thousands)		Per Home Delivered		as a % of Revenue
	August 31,	August 31,	August 31,	August 31,	August 31,	August 31,
	2009	2008	2009	2008	2009	2008
East	$43,869	63,142	$49,600	53,900	18.7%	17.0%
Central	15,151	21,011	32,800	37,500	13.9%	15.8%
West	24,223	53,325	46,600	62,200	12.4%	14.2%
Houston	16,781	17,853	34,000	23,600	14.3%	10.5%
Other	12,157	14,347	40,700	41,300	13.3%	12.1%

Total	$112,181	169,678	$42,200	45,900	15.0%	14.5%

	Nine Months Ended
	Sales Incentives		Average Sales Incentives		Sales Incentives
	(In thousands)		Per Home Delivered		as a % of Revenue
	August 31,	August 31,	August 31,	August 31,	August 31,	August 31,
	2009	2008	2009	2008	2009	2008
East	$139,970	179,055	$52,700	53,300	19.4%	16.9%
Central	46,846	70,925	37,700	38,600	15.9%	15.4%
West	107,170	177,563	62,600	66,600	15.4%	15.1%
Houston	50,102	40,667	33,900	20,900	14.5%	9.5%
Other	41,198	47,979	48,700	45,600	15.1%	13.3%

Total	$385,286	516,189	$48,600	47,500	16.5%	14.8%

(1)	Sales incentives relate to home deliveries during the period, excluding deliveries by unconsolidated entities.

New Orders (2)

	Three Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	August 31,	August 31,	August 31,	August 31,	August 31,	August 31,
	2009	2008	2009	2008	2009	2008
East	1,046	944	$233,718	205,855	$223,000	218,000
Central	492	554	98,788	106,582	201,000	192,000
West	651	870	223,807	311,873	344,000	358,000
Houston	557	687	116,734	127,153	210,000	185,000
Other	358	332	87,936	91,991	246,000	277,000

Total	3,104	3,387	$760,983	843,454	$245,000	249,000

     Of the total new orders listed above, 17 homes with a dollar value of $13.8 million and an average sales price of $816,000 represent new orders from unconsolidated entities for the three months ended August 31, 2009, compared to 50 new orders with a dollar value of $20.8 million and an average sales price of $415,000 for the three months ended August 31, 2008.

	Nine Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	August 31,	August 31,	August 31,	August 31,	August 31,	August 31,
	2009	2008	2009	2008	2009	2008
East	2,869	3,190	$631,866	752,201	$220,000	236,000
Central	1,421	1,811	284,725	378,622	200,000	209,000
West	2,032	2,762	699,885	1,037,662	344,000	376,000
Houston	1,601	1,967	323,116	392,259	202,000	199,000
Other	935	1,098	237,145	302,300	254,000	275,000

Total	8,858	10,828	$2,176,737	2,863,044	$246,000	264,000

     Of the total new orders listed above, 48 homes with a dollar value of $34.0 million and an average sales price of $709,000 represent new orders from unconsolidated entities for the nine months ended August 31, 2009, compared to 212 new orders with a dollar value of $110.9 million and an average sales price of $523,000 for the nine months ended August 31, 2008.

(2)	New orders represent the number of new sales contracts executed with homebuyers, net of cancellations, during the three and nine months ended August 31, 2009 and 2008.
Backlog

	Homes		Dollar Value (In thousands)		Average Sales Price
	August 31,	August 31,	August 31,	August 31,	August 31,	August 31,
	2009	2008	2009	2008	2009	2008
East	1,004	1,541	$252,100	416,889	$251,000	271,000
Central	301	259	61,277	52,965	204,000	204,000
West	521	770	180,955	306,975	347,000	399,000
Houston	391	611	85,188	134,824	218,000	221,000
Other	258	373	67,367	136,031	261,000	365,000

Total	2,475	3,554	$646,887	1,047,684	$261,000	295,000

     Of the total homes in backlog listed above, 7 homes with a backlog dollar value of $5.8 million and an average sales price of $829,000 represent the backlog from unconsolidated entities at August 31, 2009, compared with backlog from unconsolidated entities of 132 homes with a dollar value of $66.8 million and an average sales price of $506,000 at August 31, 2008.

     Backlog represents the number of homes under sales contracts. Homes are sold using sales contracts, which are generally accompanied by sales deposits. In some instances, purchasers are permitted to cancel sales contracts if they fail to qualify for financing or under certain other circumstances. We experienced cancellation rates in our homebuilding segments and Homebuilding Other as follows:

	Three Months Ended		Nine Months Ended
	August 31,	August 31,	August 31,	August 31,
	2009	2008	2009	2008
East	22%	34%	21%	30%
Central	17%	25%	16%	22%
West	16%	25%	14%	23%
Houston	19%	25%	19%	24%
Other	14%	22%	16%	19%

Overall	19%	27%	18%	25%

Three Months Ended August 31, 2009 versus Three Months Ended August 31, 2008
     Homebuilding East: Homebuilding revenues decreased for the three months ended August 31, 2009, compared to the same period last year, primarily due to a decrease in the number of home deliveries in all the states in this segment, except in New Jersey, and a decrease in the average sales price of homes delivered in all the states in this segment. Gross margins on home sales were ($10.5) million, or (5.5%), for the three months ended August 31, 2009, including SFAS 144 valuation adjustments of $38.7 million, compared to gross margins on home sales of $58.4 million, or 19.1%, for the three months ending August 31, 2008, including $8.7 million of SFAS 144 valuation adjustments. Gross margins on home sales excluding SFAS 144 valuation adjustments were $28.2 million, or 14.8%, for the three months ended August 31, 2009, compared to $67.1 million, or 21.9%, for the same period last year. Gross margin percentage on home sales, excluding SFAS 144 valuation adjustments, decreased compared to last year due to reduced pricing and higher sales incentives offered to homebuyers as a percentage of revenues from home sales (18.7% in 2009, compared to 17.0% in 2008).
     Losses on land sales were $5.7 million for the three months ended August 31, 2009, including $6.0 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase, compared to losses on land sales of $18.7 million during the same period last year, including $0.8 million of write-offs of deposits and pre-acquisition costs related to land that was under option and $19.3 million of SFAS 144 valuation adjustments.
     Homebuilding Central: Homebuilding revenues decreased for the three months ended August 31, 2009, compared to the same period last year, primarily due to a decrease in the number of home deliveries in all the states in this segment. Gross margins on home sales were $10.3 million, or 10.9%, for the three months ended August 31, 2009, including SFAS 144 valuation adjustments of $1.2 million, compared to gross margins on home sales of $4.4 million, or 4.0%, for the three months ending August 31, 2008, including $2.1 million of SFAS 144 valuation adjustments. Gross margins on home sales excluding SFAS 144 valuation adjustments were $11.5 million, or 12.2%, for the three months ended August 31, 2009, compared to $6.5 million, or 5.8%, for the same period last year. Gross margin percentage on home sales, excluding SFAS 144 valuation adjustments, increased compared to last year due to our lower inventory basis, continued focus on reducing costs, and lower sales incentives offered to homebuyers as a percentage of revenues from home sales (13.9% in 2009, compared to 15.8% in 2008).
     Gross profits on land sales were $0.2 million for the three months ended August 31, 2009, compared to losses on land sales of $1.8 million during the same period last year, including $1.7 million of write-offs of deposits and pre-acquisition costs related to land that was under option and $1.2 million of SFAS 144 valuation adjustments.
     Homebuilding West: Homebuilding revenues decreased for the three months ended August 31, 2009, compared to the same period last year, primarily due to a decrease in the number of home deliveries and average sales price of homes delivered in all of the states in this segment. Gross margins on home sales were $21.1 million, or 12.4%, for the three months ended August 31, 2009, including SFAS 144 valuation adjustments of $6.9 million, compared to gross margins on home sales of $33.1 million, or 10.3%, for the three months ending August 31, 2008, including $18.9 million of SFAS 144 valuation adjustments. Gross margins on home sales excluding SFAS 144 valuation adjustments were $28.0 million, or 16.4%, for the three months ended August 31, 2009, compared to $52.0 million, or 16.2%, for the same period last year. Gross margin percentage on home sales, excluding SFAS 144 adjustments, increased compared to last year primarily due to lower sales incentives offered to homebuyers as a percentage of revenues from home sales (12.4% in 2009, compared to 14.2% in 2008).
     Losses on land sales were $3.3 million for the three months ended August 31, 2009, including $2.8 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase, compared to losses on land sales of $5.8 million during the same period last year, including $5.9 million of write-offs of deposits and pre-acquisition costs related to land that was under option and $0.6 million of SFAS 144 valuation adjustments.
     Homebuilding Houston: Homebuilding revenues decreased for the three months ended August 31, 2009, compared to the same period last year, primarily due to a decrease in the number of home deliveries in this segment. Gross margins on home sales were $16.6 million, or 16.6%, for the three months ended August 31, 2009, including SFAS 144 valuation adjustments of $0.5 million, compared to gross margins on home sales of $32.5 million, or 21.3%, for the three months ending August 31, 2008, including $0.7 million of SFAS 144 valuation adjustments. Gross margins on home sales excluding SFAS 144 valuation adjustments were $17.2 million, or 17.1%, for the three months ended August 31, 2009, compared to $33.1 million, or 21.8%, for the same period last year. Gross margin percentage on home sales, excluding SFAS 144 valuation adjustments, decreased compared to last year due to higher sales incentives offered to homebuyers as a percentage of revenues from home sales (14.3% in 2009, compared to 10.5% in 2008).
     Losses on land sales were $0.7 million for the three months ended August 31, 2009, including $0.6 million of SFAS 144 valuation adjustments, compared to gross profits on land sales of $0.5 million during the same period last year.
     Homebuilding Other: Homebuilding revenues decreased for the three months ended August 31, 2009, compared to the same period last year, primarily due to a decrease in the number of home deliveries in all states in Homebuilding Other. Gross margins on home sales were $11.9 million, or 15.0%, for the three months ended August 31, 2009, including SFAS 144 valuation adjustments of $2.1 million, compared to gross margins on home sales of $18.8 million, or 17.9%, for the three months ending August 31, 2008, including $2.0 million of SFAS 144 valuation adjustments. Gross margins on home sales excluding SFAS 144 valuation adjustments were $14.0 million, or 17.7%, for the three months ended August 31, 2009, compared to $20.7 million, or 19.8%, for the same period last year. Gross margin percentage on home sales, excluding SFAS 144 valuation adjustments, decreased compared to last year primarily due to higher sales incentives offered to homebuyers as a percentage of revenues from home sales (13.3% in 2009, compared to 12.1% in 2008).
     Gross profits on land sales were less than $0.1 million for the three months ended August 31, 2009, compared to losses on land sales of $2.9 million during the same period last year, including $2.5 million of write-offs of deposits and pre-acquisition costs related to land that was under option and $0.3 million of SFAS 144 valuation adjustments.
Nine Months Ended August 31, 2009 versus Nine Months Ended August 31, 2008
     Homebuilding East: Homebuilding revenues decreased for the nine months ended August 31, 2009, compared to the same period last year, primarily due to a decrease in the number of home deliveries in all the states in this segment, except New Jersey, and a decrease in the average sales price of homes delivered in all the states in this segment. Gross margins on home sales were $19.6 million, or 3.4%, for the nine months ended August 31, 2009, including SFAS 144 valuation adjustments of $61.0 million, compared to gross margins on home sales of $127.8 million, or 14.5%, for the nine months ended August 31, 2008, including $51.0 million of SFAS 144 valuation adjustments. Gross margins on home sales excluding SFAS 144 valuation adjustments were $80.5 million, or 13.8%, for the nine months ended August 31, 2009, compared to $178.8 million, or 20.3%, for the same period last year. Gross margin percentage on home sales, excluding SFAS 144 valuation adjustments, decreased compared to last year due to reduced pricing and higher sales incentives offered to homebuyers as a percentage of revenues from home sales (19.4% in 2009, compared to 16.9% in 2008).
     Losses on land sales were $6.0 million for the nine months ended August 31, 2009, including $11.7 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $2.1 million of SFAS 144 valuation adjustments, compared to losses on land sales of $29.6 million during the same period last year, including $11.0 million of write-offs of deposits and pre-acquisition costs related to land that was under option and $21.8 million of SFAS 144 valuation adjustments.
     Homebuilding Central: Homebuilding revenues decreased for the nine months ended August 31, 2009, compared to the same period last year, primarily due to a decrease in the number of home deliveries in all the states in this segment. Gross margins on home sales were $17.3 million, or 7.0%, for the nine months ended August 31, 2009, including SFAS 144 valuation adjustments of $11.5 million, compared to gross margins on home sales of $21.3 million, or 5.5%, for the nine months ended August 31, 2008, including $21.1 million of SFAS 144 valuation adjustments. Gross margins on home sales excluding SFAS 144 valuation adjustments were $28.8 million, or 11.6%, for the nine months ended August 31, 2009, compared to $42.4 million, or 10.9%, for the same period last year. Gross margin percentage on home sales, excluding SFAS 144 valuation adjustments, increased compared to last year due to our lower inventory basis and continued focus on reducing costs. Sales incentives offered to homebuyers as a percentage of home sales revenues were 15.9% in 2009 and 15.4% in 2008.
     Losses on land sales were $0.2 million for the nine months ended August 31, 2009, including $0.1 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $1.2 million of SFAS 144 valuation adjustments, compared to losses on land sales of $11.7 million during the same period last year, including $5.8 million of write-offs of deposits and pre-acquisition costs related to land that was under option and $10.8 million of SFAS 144 valuation adjustments.
     Homebuilding West: Homebuilding revenues decreased for the nine months ended August 31, 2009, compared to the same period last year, primarily due to a decrease in the number of home deliveries and average sales price of homes delivered in all the states in this segment. Gross margins on home sales were $51.2 million, or 8.7%, for the nine months ended August 31, 2009, including SFAS 144 valuation adjustments of $40.9 million, compared to gross margins on home sales of $103.8 million, or 10.4%, for the nine months ended August 31, 2008, including $49.0 million of SFAS 144 valuation adjustments. Gross margins on home sales excluding SFAS 144 valuation adjustments were $92.1 million, or 15.7%, for the nine months ended August 31, 2009, compared to $152.8 million, or 15.3%, for the same period last year. Gross margin percentage on home sales, excluding SFAS 144 valuation adjustments, increased compared to last year due to our lower inventory basis and continued focus on reducing costs. Sales incentives offered to homebuyers as a percentage of home sales revenues were 15.4% in 2009 and 15.1% in 2008.
     Losses on land sales were $6.0 million for the nine months ended August 31, 2009, including $4.5 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $2.5 million of SFAS 144 valuation adjustments, compared to losses on land sales of $16.0 million during the same period last year, including $10.1 million of write-offs of deposits and pre-acquisition costs related to land that was under option and $5.4 million of SFAS 144 valuation adjustments.
     Homebuilding Houston: Homebuilding revenues decreased for the nine months ended August 31, 2009, compared to the same period last year, primarily due to a decrease in the number of home deliveries in this segment. Gross margins on home sales were $50.3 million, or 17.0%, for the nine months ended August 31, 2009, including SFAS 144 valuation adjustments of $0.8 million, compared to gross margins on home sales of $78.3 million, or 20.3%, for the nine months ended August 31, 2008, including $0.8 million of SFAS 144 valuation adjustments. Gross margins on home sales excluding SFAS 144 valuation adjustments were $51.1 million, or 17.3%, for the nine months ended August 31, 2009, compared to $79.1 million, or 20.5%, for the same period last year. Gross margin percentage on home sales, excluding SFAS

144 valuation adjustments, decreased compared to last year primarily due to higher sales incentives offered to homebuyers as a percentage of home sales revenues (14.5% in 2009, compared to 9.5% in 2008).
     Losses on land sales were $1.7 million for the nine months ended August 31, 2009, including $0.7 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $0.6 million of SFAS 144 valuation adjustments, compared to gross profits on land sales of $0.8 million during the same period last year, including $0.7 million of write-offs of deposits and pre-acquisition costs related to land that was under option and $0.1 million of SFAS 144 valuation adjustments.
     Homebuilding Other: Homebuilding revenues decreased for the nine months ended August 31, 2009, compared to the same period last year, primarily due to a decrease in the number of home deliveries in all the states in Homebuilding Other except in the Carolinas and a decrease in the average sales price of homes in the Carolinas and Minnesota. Gross margins on home sales were $21.3 million, or 9.2%, for the nine months ended August 31, 2009, including SFAS 144 valuation adjustments of $10.6 million, compared to gross margins on home sales of $41.0 million, or 13.1%, for the nine months ended August 31, 2008, including $10.3 million of SFAS 144 valuation adjustments. Gross margins on home sales excluding SFAS 144 valuation adjustments were $32.0 million, or 13.8%, for the nine months ended August 31, 2009, compared to $51.3 million, or 16.3%, for the same period last year. Gross margin percentage on home sales, excluding SFAS 144 valuation adjustments, decreased compared to last year due to higher sales incentives offered to homebuyers as a percentage of home sales revenues (15.1% in 2009, compared to 13.3% in 2008).
     Losses on land sales were $3.7 million for the nine months ended August 31, 2009, including $3.8 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase, compared to losses on land sales of $4.2 million during the same period last year, including $6.6 million of write-offs of deposits and pre-acquisition costs related to land that was under option and $0.9 million of SFAS 144 valuation adjustments.

     Gross margins on home sales excluding SFAS 144 valuation adjustments is a Non-GAAP financial measure that is discussed previously under “Non-GAAP Financial Measure.” The table set forth below reconciles our gross margins on home sales excluding SFAS 144 valuation adjustments for the three and nine months ended August 31, 2009 and 2008 for each of our reportable homebuilding segments and Homebuilding Other to our gross margins on home sales for the three and nine months ended August 31, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2009	2008	2009	2008
East:
Sales of homes	$190,321	306,415	583,630	878,856
Cost of homes sold	200,841	248,014	564,071	751,041

Gross margins on home sales	(10,520)	58,401	19,559	127,815
SFAS 144 valuation adjustments to finished homes, CIP and land on which we intend to build homes	38,701	8,685	60,972	50,967

Gross margins on home sales excluding SFAS 144 valuation adjustments	28,181	67,086	80,531	178,782

Central:
Sales of homes	94,297	111,429	247,823	389,155
Cost of homes sold	83,993	107,027	230,485	367,865

Gross margins on home sales	10,304	4,402	17,338	21,290
SFAS 144 valuation adjustments to finished homes, CIP and land on which we intend to build homes	1,209	2,058	11,463	21,107

Gross margins on home sales excluding SFAS 144 valuation adjustments	11,513	6,460	28,801	42,397

West:
Sales of homes	170,974	320,943	587,970	1,000,056
Cost of homes sold	149,826	287,864	536,737	896,262

Gross margins on home sales	21,148	33,079	51,233	103,794
SFAS 144 valuation adjustments to finished homes, CIP and land on which we intend to build homes	6,879	18,900	40,903	48,960

Gross margins on home sales excluding SFAS 144 valuation adjustments	28,027	51,979	92,136	152,754

Houston:
Sales of homes	100,442	152,075	295,596	385,775
Cost of homes sold	83,799	119,609	245,286	307,472

Gross margins on home sales	16,643	32,466	50,310	78,303
SFAS 144 valuation adjustments to finished homes, CIP and land on which we intend to build homes	517	682	760	794

Gross margins on home sales excluding SFAS 144 valuation adjustments	17,160	33,148	51,070	79,097

Other:
Sales of homes	79,232	104,869	231,605	313,809
Cost of homes sold	67,311	86,095	210,275	272,828

Gross margins on home sales	11,921	18,774	21,330	40,981
SFAS 144 valuation adjustments to finished homes, CIP and land on which we intend to build homes	2,092	1,959	10,638	10,305

Gross margins on home sales excluding SFAS 144 valuation adjustments	14,013	20,733	31,968	51,286

Total gross margins on home sales	$49,496	147,122	159,770	372,183

Total SFAS 144 valuation adjustments	$49,398	32,284	124,736	132,133

Total gross margins on home sales excluding SFAS 144 valuation adjustments	$98,894	179,406	284,506	504,316

     The SFAS 144 valuation adjustments and write-offs of deposits and pre-acquisition costs in our homebuilding segments and Homebuilding Other resulted primarily from challenging market conditions that have persisted during the nine months ended August 31, 2009. The SFAS 144 valuation adjustments were calculated based on assumptions of current market conditions and estimates made by our management, which may differ from actual results. Changes in market conditions could result in additional inventory valuation adjustments, as well as additional write-offs of options deposits and pre-acquisition costs in the future.
     At August 31, 2009 and 2008, we owned 77,535 homesites and 76,262 homesites, respectively, and had access to an additional 31,227 homesites and 54,095 homesites, respectively, through either option contracts with third parties or agreements with unconsolidated entities in which we have investments. At November 30, 2008, we owned 74,681 homesites and had access to an additional 38,589 homesites through either option contracts with third parties or agreements with unconsolidated entities in which we have investments. At August 31, 2009, 3% of the homesites we owned were subject to home purchase contracts. At August 31, 2009 and 2008, our backlog of sales contracts was 2,475 homes ($646.9 million) and 3,554 homes ($1,047.7 million), respectively. The lower backlog was primarily attributable to challenging market conditions that have persisted during the nine months ended August 31, 2009, which resulted in lower new orders in the nine months ended August 31, 2009, compared to the prior year. While our backlog was lower year over year, it has improved sequentially throughout 2009 and is at the highest level since August 31, 2008.
Financial Services Segment
     The following table presents selected financial data related to our Financial Services segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(Dollars in thousands)	2009	2008	2009	2008
Revenues	$77,117	90,384	227,770	240,893
Costs and expenses	65,961	103,245	199,583	266,460

Operating earnings (loss)	$11,156	(12,861)	28,187	(25,567)

Dollar value of mortgages originated	$869,000	1,045,000	3,105,000	3,182,000

Number of mortgages originated	4,000	4,500	13,700	13,500

Mortgage capture rate of Lennar homebuyers	85%	87%	87%	85%

Number of title and closing service transactions	31,000	28,400	92,800	82,600

Number of title policies issued	24,600	20,800	61,100	66,700

(2) Financial Condition and Capital Resources
     At August 31, 2009, we had cash and cash equivalents related to our homebuilding and financial services operations of $1,483.1 million, compared to $939.4 million at August 31, 2008.
     We finance our land acquisition and development activities, construction activities, financial services activities and general operating needs primarily with cash generated from our operations, debt issuances and equity offerings, as well as cash borrowed under our revolving credit facility and our warehouse lines of credit.
Operating Cash Flow Activities
     In the nine months ended August 31, 2009 and 2008, cash provided by operating activities totaled $386.9 million and $854.4 million, respectively. During the nine months ended August 31, 2009, cash provided by operating activities was positively impacted by a decrease in inventories, as a result of reducing completed, unsold inventory and curtailing land purchases at the beginning of the year, and the receipt of a federal tax refund of $251.0 million generated by losses incurred prior to fiscal 2009.

These cash flows were partially offset by a decrease in accounts payable and other liabilities. Throughout the nine months ended August 31, 2009, we continued to focus our efforts on adjusting pricing to meet market conditions.
Investing Cash Flow Activities
     During the nine months ended August 31, 2009 and 2008, cash flows used in investing activities totaled $234.6 million and $256.3 million, respectively. In the nine months ended August 31, 2009, we contributed $278.3 million of cash to unconsolidated entities of which $94.5 million related to our investment in the reorganized Newhall, as well as the purchase of equity interests in other joint ventures previously owned by LandSource, compared to $343.8 million of cash contributed to unconsolidated entities in the same period last year. Our investing activities also included distributions of capital from unconsolidated entities during the nine months ended August 31, 2009 and 2008 of $24.2 million and $80.4 million, respectively.
     We are always looking at the possibility of acquiring homebuilders and other companies. However, at August 31, 2009, we had no agreements or understandings regarding any significant transactions.
Financing Cash Flow Activities
     During the nine months ended August 31, 2009, our net cash provided by financing activities was primarily attributed to the issuance of common stock and new debt, partially offset by the redemption of debt.
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

	August 31,	November 30,	August 31,
(Dollars in thousands)	2009	2008	2008
Homebuilding debt	$2,665,796	2,544,935	2,338,697
Stockholders’ equity	2,405,960	2,623,007	3,431,898

Total capital	$5,071,756	5,167,942	5,770,595

Homebuilding debt to total capital	52.6%	49.2%	40.5%

Homebuilding debt	$2,665,796	2,544,935	2,338,697
Less: Homebuilding cash and cash equivalents	1,336,739	1,091,468	857,050

Net homebuilding debt	$1,329,057	1,453,467	1,481,647

Net homebuilding debt to total capital (1)	35.6%	35.7%	30.2%

(1)	Net homebuilding debt to total capital consists of net homebuilding debt (homebuilding debt less homebuilding cash and cash equivalents) divided by total capital (net homebuilding debt plus stockholders’ equity).
     At August 31, 2009, homebuilding debt to total capital and net homebuilding debt to total capital were higher compared to August 31, 2008 due to the increase in homebuilding debt as a result of an increase in senior notes and other debts payable, and the decrease in stockholders’ equity primarily due to our cumulative net loss since August 31, 2008, which included the effects of inventory valuation adjustments, write-offs of option deposits and pre-acquisition costs, our share of SFAS 144 valuation adjustments related to assets of unconsolidated entities, APB 18 valuation adjustments to investments in unconsolidated entities and a valuation allowance against our deferred tax assets, all of which are non-cash items. This decrease in stockholders’ equity was partially offset by common stock issued under our equity offering.

     Our average debt outstanding was $2.6 billion for the nine months ended August 31, 2009, compared to $2.3 billion in the same period last year. The average rate for interest incurred was 6.1% for the nine months ended August 31, 2009, compared to 5.9% for the same period last year. Interest incurred related to homebuilding debt for the nine months ended August 31, 2009 was $123.0 million, compared to $110.7 million last year. The majority of our short-term financing needs, including financings for land acquisition and development activities and general operating needs, are met with cash generated from operations, market transactions and funds available under our unsecured revolving credit facility (the “Credit Facility”).
     In March 2009, we retired our $281 million of 7 5/8% senior notes due March 2009 for 100% of the outstanding principal amount, plus accrued and unpaid interest as of the maturity date.
     In April 2009, we issued $400 million of 12.25% senior notes due 2017 (the “12.25% Senior Notes”) at a price of 98.098% in a private placement. Proceeds from the offering, after payment of initial purchaser’s discount and expenses, were $386.7 million. We added the proceeds to our working capital to be used for general corporate purposes, which may include the repayment or repurchase of our near-term maturities or of debt of our joint ventures that we have guaranteed. Interest on the 12.25% Senior Notes is due semi-annually. The 12.25% Senior Notes are unsecured and unsubordinated, and are guaranteed by substantially all of our subsidiaries. In September 2009, we completed an exchange of the 12.25% Senior Notes for substantially identical notes registered under the Securities Act of 1933 (the “Exchange Notes”), with substantially all of the 12.25% Senior Notes being exchanged for the Exchange Notes. At August 31, 2009, the carrying amount of the 12.25% Senior Notes was $392.4 million.
     Our Credit Facility consists of a $1.1 billion revolving credit facility that matures in July 2011. In order to borrow under our Credit Facility, we are required to first use our cash in excess of $750 million and have availability under our borrowing base calculation. As of August 31, 2009, we had no availability to borrow under our Credit Facility due to the fact that we had cash and cash equivalents of $1.3 billion. We can create availability under our Credit Facility to the extent we use the cash in excess of $750 million to purchase qualified borrowing base assets.
     Our Credit Facility is guaranteed by substantially all of our subsidiaries. Interest rates on outstanding borrowings are LIBOR-based, with margins determined based on changes in our credit ratings, or an alternate base rate, as described in our Credit Facility agreement. During the nine months ended August 31, 2009, we did not have any borrowings under our Credit Facility, compared to average daily borrowings of $28.4 million during the nine months ended August 31, 2008. At August 31, 2009 and November 30, 2008, we had no outstanding balance under our Credit Facility. However, at August 31, 2009 and November 30, 2008, $194.6 million and $275.2 million, respectively, of our total letters of credit outstanding discussed below, were collateralized against certain borrowings available under our Credit Facility.
     Our performance letters of credit outstanding were $108.1 million and $167.5 million, respectively, at August 31, 2009 and November 30, 2008. Our financial letters of credit outstanding were $212.8 million and $278.5 million, respectively, at August 31, 2009 and November 30, 2008. Performance letters of credit are generally posted with regulatory bodies to guarantee our performance of certain development and construction activities, and financial letters of credit are generally posted in lieu of cash deposits on option contracts.
     At August 31, 2009, we believe we were in compliance with our debt covenants. Under our Credit Facility agreement, we are required to maintain a leverage ratio of less than or equal to 55% at the end of each fiscal quarter during our 2009 fiscal year and a leverage ratio of less than or equal to 52.5% for our 2010 fiscal year and through the maturity of our Credit Facility in 2011. If our adjusted consolidated tangible net worth, as calculated per our Credit Facility agreement, falls below $1.6 billion, our Credit Facility would be reduced from $1.1 billion to $0.9 billion. In no event may our adjusted consolidated tangible net worth, as calculated per our Credit Facility agreement, be less than $1.3 billion.

     The following are computations of our adjusted consolidated tangible net worth and our leverage ratio as calculated per our Credit Facility agreement (the “Agreement”) as of August 31, 2009:

		Level Achieved as
(Dollars in thousands)	Covenant Level	of August 31, 2009	Cushion
Adjusted consolidated tangible net worth (1)	$1,440,217	2,089,618	649,401
Leverage ratio (2)	55%	50%	500 Basis Points
     The terms adjusted consolidated tangible net worth and leverage ratio used in the Agreement are specifically calculated per the Agreement and differ in specified ways from comparable GAAP or common usage terms. Our adjusted consolidated tangible net worth and leverage ratio, as well as our maximum recourse exposure from joint ventures were calculated for purposes of the Agreement as of August 31, 2009 as follows:

(1)	The minimum adjusted consolidated tangible net worth and the adjusted consolidated tangible net worth as calculated per the Agreement are as follows:
     Minimum adjusted consolidated tangible net worth

As of August 31,
(In thousands)	2009
Stated adjusted consolidated tangible net worth per the Agreement	$2,330,000
Plus: 50% of cumulative positive consolidated net income in excess of aggregate amount paid to purchase or redeem equity securities	3,416
Less: Deferred tax asset valuation allowance	(893,199)

Minimum adjusted consolidated tangible net worth as calculated per the Agreement	$1,440,217

     Adjusted consolidated tangible net worth

As of August 31,
(In thousands)	2009
Consolidated stockholders’ equity	$2,405,960
Less: Intangible assets (a)	(35,499)

Consolidated tangible net worth as calculated per the Agreement	2,370,461
Less: Consolidated stockholders’ equity of mortgage banking subsidiaries (b)	(280,843)

Adjusted consolidated tangible net worth as calculated per the Agreement	$2,089,618

(a)	Intangible assets include the Financial Services’ title operations goodwill of $34.0 million and other intangible assets of $1.5 million included in other assets in our condensed consolidated balance sheet as of August 31, 2009.

(b)	Consolidated stockholders’ equity of mortgage banking subsidiaries represents the stockholders’ equity of the Financial Services segment’s mortgage operations which is included in stockholders’ equity in our condensed consolidated balance sheet as of August 31, 2009.

(2)	The leverage ratio as calculated per the Agreement is as follows:

(In thousands)	As of August 31, 2009
Senior notes and other debts payable	$2,665,796
Less: Indebtedness of our consolidated entities (a)	(208,030)

Lennar’s indebtedness as calculated per the Agreement	2,457,766
Plus: Letters of credit (b)	213,540
Plus: Lennar’s maximum recourse exposure related to unconsolidated entities	380,318
Plus: Lennar’s maximum recourse exposure related to its consolidated entities (a)	63,433

Consolidated indebtedness as calculated per the Agreement	3,115,057
Less: 75% of unconsolidated and consolidated entities reimbursement obligations (c)	(106,343)
Plus: 10% of unconsolidated and consolidated entities non-recourse indebtedness with completion guarantees (d)	64,465
Less: the lesser of $500 million or unrestricted cash in excess of $15 million per the Agreement	(500,000)

Numerator as calculated per the Agreement	$2,573,179

Denominator as calculated per the Agreement	$5,162,797

Leverage ratio (e)	50%

(a)	Indebtedness of our consolidated entities primarily includes $145.1 million of non-recourse debt of our consolidated entities and $63.4 million of recourse debt of our consolidated entities. These amounts are included in senior notes and other debts payable in our condensed consolidated balance sheet as of August 31, 2009. Indebtedness of our consolidated entities is offset by $0.5 million of primarily corporate guarantees.

(b)	Letters of credit include our financial letters of credit outstanding of $212.8 million disclosed in Note 10 of the notes to our condensed consolidated financial statements as of August 31, 2009 and $0.7 million of letters of credit related to the Financial Services segment’s title operations.

(c)	Reimbursement obligations include $121.2 million related to our joint and several reimbursement agreements from partners of our unconsolidated entities and $20.6 million related to our joint and several reimbursement agreements from partners of our consolidated entities.

(d)	Non-recourse debt with completion guarantees includes $621.6 million of our unconsolidated entities non-recourse debt with completion guarantees and $23.0 million of consolidated entities non-recourse debt with completion guarantees.

(e)	Leverage ratio consists of the numerator as calculated per the Agreement divided by the denominator as calculated per the Agreement (consolidated indebtedness as calculated per the Agreement, less 75% of unconsolidated and consolidated entities reimbursement obligations, plus 10% of unconsolidated and consolidated entities non-recourse indebtedness with completion guarantees, plus adjusted consolidated tangible net worth as calculated per the Agreement).
     Additionally, our Credit Facility requires us to effect quarterly reductions of our maximum recourse exposure related to joint ventures in which we have investments by a total of $200 million to $535 million by November 30, 2009, which we had already accomplished as of May 31, 2009. We must also effect quarterly reductions during our 2010 fiscal year totaling $180 million to $355 million of which we have already reduced it by $91.2 million. During the first six months of our 2011 fiscal year, we must reduce our maximum recourse exposure related to joint ventures by $80 million to $275 million.
     If the joint ventures are unable to reduce their debt, where there is recourse to us, through the sale of inventory or other means, then we and our partners may be required to contribute capital to the joint ventures.
     While we currently believe we are in compliance with the debt covenants in the Agreement, if we had to record significant additional impairments in the future, they could cause us to fail to comply with the Agreement’s covenants. In addition, if we default in the payment or performance of certain obligations relating to the debt of unconsolidated entities above a specified threshold amount, we would be in default under the Agreement. Either of those events would give the lenders the right to cause any amounts we owe under our Credit Facility, if any, to become immediately due. If we were unable to repay the borrowings when they became due, that could entitle holders of $2.3 billion of debt securities we have sold into the capital markets to cause the sums evidenced by those debt securities to become immediately due, which might require us to sell assets at prices well below the future fair values, or the carrying values, of the assets.
     At August 31, 2009, our Financial Services segment had warehouse repurchase facilities that mature in December 2009 ($100 million) and in June 2010 ($200 million), and a new 364-day warehouse repurchase facility that matures in July 2010 ($125 million). The maximum aggregate commitment under these facilities totaled $425 million. The new 364-day warehouse repurchase facility replaced an on going 60-day committed repurchase facility. Our Financial Services segment uses these facilities to finance its lending activities until the mortgage loans are sold to investors and expects the facilities to be renewed or replaced with other facilities when they mature. Borrowings under the facilities were $144.5 million and $209.5 million, respectively, at August 31, 2009 and November 30, 2008 and were collateralized by mortgage loans and receivables on loans sold to investors but not yet paid for with outstanding principal balances of $191.2 million and $281.2 million, respectively, at August 31, 2009 and November 30, 2008.
     At November 30, 2008, our Financial Services segment had advances under the on going 60-day committed repurchase facility of $5.2 million, which were collateralized by mortgage loans and receivables on loans sold to investors but not yet paid for with outstanding principal balances of $5.5 million. At November 30, 2008, our Financial Services segment had advances under a different conduit funding agreement totaling $10.8 million, which were collateralized by mortgage loans.
     Due to the fact that our Financial Services segment’s borrowings under the lines of credit are generally repaid with the proceeds from the sales of mortgage loans and receivables on loans that secure those borrowings, the facilities are not likely to be a call on our current or future cash resources. If the facilities are not renewed, the borrowings under the lines of credit will be paid off by selling the mortgage loans held-for-sale to investors and by collecting on receivables on loans sold but not yet paid. Without the facilities, our Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities.
Changes in Capital
     We have a stock repurchase program which permits the purchase of up to 20 million shares of our outstanding common stock. There were no share repurchases during the nine months ended August 31, 2009. As of August 31, 2009, 6.2 million shares of common stock can be repurchased in the future under the program. Treasury stock increased by 0.1 million and 0.3 million common shares, respectively, during the three and nine months ended August 31, 2009, in connection with activity related to our equity compensation plan and forfeitures of restricted stock.
     During April 2009, we entered into distribution agreements with J.P. Morgan Securities, Inc., Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Deutsche Bank Securities Inc., relating to an offering of our Class A common stock into the market from time to time for an aggregate of up to $275 million. As of August 31, 2009, we had sold a total of 21.0 million shares of our Class A common stock under the equity offering for gross proceeds of $225.5 million, or an average of $10.76 per share. After compensation to the distributors of $4.5 million, we received net proceeds of $221.0 million. We will use the proceeds from the offering for general corporate purposes which may include acquisitions.
     On August 5, 2009, we paid cash dividends of $0.04 per share for both our Class A and Class B common stock to holders of record at the close of business on July 22, 2009, as declared by our Board of Directors on June 30, 2009. On October 6, 2009, our Board of Directors declared a quarterly cash dividend of $0.04 per share on both our Class A and Class B common stock payable on November 13, 2009 to holders of record at the close of business on October 23, 2009.

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
     Summarized condensed financial information on a combined 100% basis related to unconsolidated entities in which we have investments that are accounted for by the equity method was as follows:
     Statements of Operations and Selected Information

			At or for the
	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(Dollars in thousands)	2009	2008	2009	2008
Revenues	$97,572	155,367	216,815	772,635
Costs and expenses	264,385	256,816	959,750	1,046,953

Net loss of unconsolidated entities (1)	$(166,813)	(101,449)	(742,935)	(274,318)

Our share of net loss (2)	$(42,208)	(8,415)	(105,457)	(49,006)
Our share of net loss — recognized (2)	$(42,303)	(10,958)	(105,110)	(52,857)
Our cumulative share of net earnings — deferred at August 31, 2009 and 2008, respectively			$13,251	25,093
Our investments in unconsolidated entities			$650,878	799,189
Equity of the unconsolidated entities			$2,457,264	2,876,173

Our investment % in the unconsolidated entities			26.5%	27.8%

(1)	The net loss of unconsolidated entities for the three and nine months ended August 31, 2009 was primarily related to valuation adjustments recorded by the unconsolidated entities. Our exposure to such losses was significantly lower as a result of our small ownership interest in the respective unconsolidated entities or our previous APB 18 valuation adjustments to our investments in unconsolidated entities.

(2)	For the three and nine months ended August 31, 2009, our share of net loss recognized from unconsolidated entities includes $31.0 million and $81.0 million, respectively, of SFAS 144 valuation adjustments related to assets of the unconsolidated entities in which we have investments, compared to $2.9 million and $29.9 million, respectively, for the three and nine months ended August 31, 2008.

     Balance Sheets

	August 31,	November 30,
(Dollars in thousands)	2009	2008
Assets:
Cash and cash equivalents	$196,187	135,081
Inventories	4,818,496	7,115,360
Other assets	300,455	541,984

	$5,315,138	7,792,425

Liabilities and equity:
Accounts payable and other liabilities	$628,695	1,042,002
Debt	2,229,179	4,062,058
Equity of:
Lennar	650,878	766,752
Others	1,806,386	1,921,613

Total equity of unconsolidated entities	2,457,264	2,688,365

	$5,315,138	7,792,425

Our equity in the unconsolidated entities	26%	29%

     In fiscal 2007, we sold a portfolio of land consisting of approximately 11,000 homesites in 32 communities located throughout the country to a strategic land investment venture with Morgan Stanley Real Estate Fund II, L.P., an affiliate of Morgan Stanley & Co., Inc., in which we have a 20% ownership interest and 50% voting rights. Due to our continuing involvement, the transaction did not qualify as a sale by us under GAAP; thus, the inventory has remained on our consolidated balance sheet in consolidated inventory not owned. As of August 31, 2009 and November 30, 2008, the portfolio of land (including land development costs) of $492.5 million and $538.4 million, respectively, is reflected as inventory in the summarized condensed financial information related to unconsolidated entities in which we have investments. The decrease in this inventory from November 30, 2008 to August 31, 2009 resulted primarily from valuation adjustments of $41.6 million recorded by the land investment venture.
     In June 2008, LandSource and a number of its subsidiaries commenced proceedings under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. In July 2009, the United States Bankruptcy Court for the District of Delaware confirmed the plan of reorganization for LandSource. As a result of the bankruptcy proceedings, LandSource was reorganized into Newhall. The reorganized company emerged from Chapter 11 free of its previous bank debt. As part of the reorganization plan, we invested $140 million in exchange for approximately a 15% equity interest in the reorganized Newhall, ownership in several communities that were formerly owned by LandSource and the settlement and release of all claims that might have been asserted against us.
     Debt to total capital of the unconsolidated entities in which we have investments was calculated as follows:

	August 31,	November 30,
(Dollars in thousands)	2009	2008
Debt	$2,229,179	4,062,058
Equity	2,457,264	2,688,365

Total capital	$4,686,443	6,750,423

Debt to total capital of our unconsolidated entities	47.6%	60.2%

     At August 31, 2009, we had equity investments in 72 unconsolidated entities, compared to 83 unconsolidated entities at May 31, 2009 and 146 unconsolidated entities at August 31, 2008. We will try to further reduce the number of unconsolidated entities in which we have investments. Our investments in unconsolidated entities by type of venture were as follows:

	August 31,	November 30,
(In thousands)	2009	2008
Land development	$607,027	633,652
Homebuilding	43,851	133,100

Total investment	$650,878	766,752

     During the three and nine months ended August 31, 2009, as homebuilding market conditions remained challenged, we recorded $31.0 million and $81.0 million, respectively, of SFAS 144 valuation adjustments related to assets of unconsolidated entities in which we have investments, compared to $2.9 million and $29.9 million, respectively, in the same periods last year. In addition, we recorded $27.5 million and $71.7 million, respectively, of APB 18 valuation adjustments to our investments in unconsolidated entities for the three and nine months ended August 31, 2009, compared to $40.0 million and $116.5 million, respectively, in the same periods last year. We will continue to monitor our investments and the recoverability of assets owned by the joint ventures.
     The summary of our net recourse exposure related to the unconsolidated entities in which we have investments was as follows:

	August 31,	November 30,
	2009	2008
(In thousands)
Several recourse debt – repayment	$50,725	78,547
Several recourse debt – maintenance	99,343	167,941
Joint and several recourse debt – repayment	141,902	138,169
Joint and several recourse debt – maintenance	85,928	123,051
Land seller debt and other debt recourse exposure	2,420	12,170

Lennar’s maximum recourse exposure	380,318	519,878
Less: joint and several reimbursement agreements with our partners	(121,177)	(127,428)

Our net recourse exposure	$259,141	392,450

     During the nine months ended August 31, 2009, we reduced our maximum recourse exposure related to indebtedness of unconsolidated entities by $139.6 million, of which $78.4 million was paid by us and $61.2 million related to the joint ventures selling inventory, dissolution of joint ventures and renegotiation of joint venture debt agreements. In addition, during the three and nine months ended August 31, 2009, we recorded $1.0 million and $28.9 million, respectively, of obligation guarantees related to debt of certain of our joint ventures. As of August 31, 2009, we had $4.8 million recorded as a liability.
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

	August 31,	November 30,
(In thousands)	2009	2008
Assets	$1,647,973	2,846,819
Liabilities	1,057,024	1,565,148
Equity (1)	590,949	1,281,671

(1)	The decrease in equity of our unconsolidated entities with recourse debt relates primarily to valuation adjustments recorded by the unconsolidated entities during the nine months ended August 31, 2009. Our exposure to such losses was significantly lower, as a result of our small ownership interest in the respective unconsolidated entities or our previous APB 18 valuation adjustments to our investments in unconsolidated entities.
     In addition, in most instances in which we have guaranteed debt of an unconsolidated entity, our partners have also guaranteed that debt and are required to contribute their share of the guarantee payments. Some of our guarantees are repayment guarantees and some are maintenance guarantees. In a repayment guarantee, we and our venture partners guarantee repayment of a portion or all of the debt in the event of a default before the lender would have to exercise its rights against the collateral. In the event of default, if our venture partner does not have adequate financial resources to meet its obligations under the reimbursement agreement, we may be liable for more than our proportionate share, up to our maximum recourse exposure, which is the full amount covered by the joint and several guarantee. The maintenance guarantees only apply if the value of the collateral (generally land and improvements) is less than a specified percentage of the loan balance. If we are required to make a payment under a maintenance guarantee to bring the value of the collateral above the specified percentage of the loan balance, the payment would constitute a capital contribution or loan to the unconsolidated entity and increase our share of any funds the unconsolidated entity distributes.
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
     During the three months ended August 31, 2009, there were no payments under completion or maintenance guarantees. During the nine months ended August 31, 2009, we made payments of $5.6 million and $18.0 million, respectively, under completion and maintenance guarantees. During the three and nine months ended August 31, 2009, loan repayments, including amounts paid under our repayment guarantees, were $21.9 million and $60.4 million, respectively. These guarantee payments are recorded primarily as contributions to our unconsolidated entities.
     In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, as of August 31, 2009, the fair values of the maintenance guarantees, repayment guarantees and completion guarantees were not material. We believe that as of August 31, 2009, in the event we become legally obligated to perform under a guarantee of the obligation of an unconsolidated entity due to a triggering event under a guarantee, most of the time the collateral should be sufficient to repay at least a significant portion of the obligation or we and our partners would contribute additional capital into the venture.
     The total debt of the unconsolidated entities in which we have investments was as follows:

	August 31,	November 30,
	2009	2008
(Dollars in thousands)
Lennar’s net recourse exposure	$259,141	392,450
Reimbursement agreements from partners	121,177	127,428

Lennar’s maximum recourse exposure	$380,318	519,878

Non-recourse bank debt and other debt (partner’s share of several recourse)	$183,596	285,519
Non-recourse land seller debt and other debt	83,015	90,519
Non-recourse bank debt with completion guarantees – excluding LandSource	621,628	820,435
Non-recourse bank debt without completion guarantees – excluding LandSource	960,622	994,580
Non-recourse bank debt without completion guarantees – LandSource (1)	—	1,351,127

Non-recourse debt to Lennar	1,848,861	3,542,180

Total debt	$2,229,179	4,062,058

Lennar’s maximum recourse exposure as a % of total JV debt	17%	13%

(1)	During the third quarter of 2009, LandSource emerged from bankruptcy as a new reorganized company named Newhall Land Development, LLC. As a result, all of LandSource’s bank debts were discharged.
     Some of the unconsolidated entities’ debt arrangements contain certain financial covenants. As market conditions remained challenged during the three months ended August 31, 2009, we continued to closely monitor these covenants and the unconsolidated entities’ ability to comply with them. Our Credit Facility requires us to report defaults arising under indebtedness with respect to our joint ventures. As of August 31, 2009, we had no joint venture defaults reported under the Credit Facility.
     In view of current credit market conditions, it is not uncommon for lenders to real estate developers, including joint ventures in which we have interests, to assert non-monetary defaults (such as failures to meet construction completion deadlines or declines in the market value of collateral below required amounts) or technical monetary defaults against the real estate developers. In most instances, those asserted defaults are resolved by modifications of loan terms, additional equity investments or other concessions by the borrowers. In addition, in some instances, real estate developers, including joint ventures in which we have interests, are forced to request temporary waivers of covenants in loan documents or modifications of loan terms, which are often, but not always, obtained. However, in some instances developers, including joint ventures in which we have interests, are not able to meet their monetary obligations to lenders, and are thus declared in default. Because we sometimes guarantee all or portions of the obligations to lenders of joint ventures in which we have interests, when these joint ventures default on their obligations, lenders may or may not have claims against us. Normally, we do not make payments with regard to guarantees of joint venture obligations while the joint ventures are contesting assertions regarding sums due to their lenders. When it is determined that a joint venture is obligated to make a payment that we have guaranteed and the joint venture will not be able to make that payment, we accrue the amounts probable to be paid by us as a liability. Although we generally fulfill our guarantee obligations within a reasonable time after we determine that we are obligated with regard to them, at any point in time it is likely that we will have some balance of unpaid guarantee liability. At August 31, 2009, the liability for unpaid guarantees of joint venture indebtedness reflected on our balance sheet totaled $4.8 million.

     The following table summarizes the principal maturities of our unconsolidated entities (“JVs”) debt as per current debt arrangements as of August 31, 2009 and does not represent estimates of future cash payments that will be made to reduce debt balances. Many JV loans have extension options in the loan agreements that would allow the loans to be extended into future years.

		Principal Maturities of Unconsolidated JVs by Period
	Total JV	Total JV					Other
(In thousands)	Assets (1)	Debt	2009	2010	2011	Thereafter	Debt (2)

Net recourse debt to Lennar	$	259,141	120,499	76,795	12,764	46,663	2,420
Reimbursement agreements		121,177	8,862	27,992	50,878	33,445	—

Gross recourse debt to Lennar	$1,647,973	380,318	129,361	104,787	63,642	80,108	2,420
Debt without recourse to Lennar	3,286,064	1,848,861	249,489	480,381	951,687	79,447	87,857

Total	$4,934,037	2,229,179	378,850	585,168	1,015,329	159,555	90,277

(1)	Excludes unconsolidated joint venture assets where the joint venture has no debt.

(2)	Represents land seller debt and other debt.
     The following table is a breakdown of the assets, debt and equity of the unconsolidated joint ventures by partner type as of August 31, 2009:

			Gross		Net	Total Debt			JV Debt	Remaining
			Recourse		Recourse	Without			to Total	Homes/
	Total JV		Debt to	Reimbursement	Debt to	Recourse to	Total JV	Total JV	Capital	Homesites
(Dollars in thousands)	Assets		Lennar	Agreements	Lennar	Lennar	Debt	Equity	Ratio	in JV

Partner Type:
Land Owners/Developers		$775,625	73,023	—	73,023	211,147	284,170	383,937	43%	31,717
Other Builders		721,899	90,188	8,862	81,326	175,799	265,987	384,409	41%	13,529
Financial		3,268,896	70,489	50,878	19,611	1,232,219	1,302,708	1,438,615	48%	50,512
Strategic		548,718	144,198	61,437	82,761	141,839	286,037	250,303	53%	13,713

Total		$5,315,138	377,898	121,177	256,721	1,761,004	2,138,902	2,457,264	47%	109,471

Land seller debt and other debt	$		2,420	—	2,420	87,857	90,277

Total JV debt	$		380,318	121,177	259,141	1,848,861	2,229,179

The table below indicates the assets, debt and equity of our 10 largest unconsolidated joint venture investments as of August 31, 2009:

				Gross		Net	Total Debt			JV Debt
				Recourse		Recourse	Without			to Total
	Lennar’s		Total JV	Debt	Reimbursement	Debt to	Recourse to	Total JV	Total JV	Capital
(Dollars in thousands)	Investment		Assets	to Lennar	Agreements	Lennar	Lennar	Debt	Equity	Ratio

Land development JVs (1):
Platinum Triangle Partners		$99,027	270,634	66,889	33,445	33,444	—	66,889	195,835	25%
Heritage Fields El Toro		84,805	1,439,583	—	—	—	545,518	545,518	676,696	45%
Newhall Land Development (2)		46,604	523,138	—	—	—	—	—	317,000	—
Runkle Canyon		36,719	74,755	—	—	—	—	—	73,437	—
MS Rialto Residential Holdings		33,524	502,119	—	—	—	113,131	113,131	365,339	24%
Ballpark Village		30,903	119,177	—	—	—	56,910	56,910	61,276	48%
56th & Lone Mountain		25,067	108,213	28,336	—	28,336	28,336	56,672	49,483	53%
Baywinds Land Trust		24,214	53,638	4,914	—	4,914	15,154	20,068	32,827	38%
Rocking Horse Partners		20,107	50,622	—	—	—	9,840	9,840	39,998	20%
Huntley Venture		18,962	71,714	—	—	—	—	—	71,220	—

10 largest JV investments		419,932	3,213,593	100,139	33,445	66,694	768,889	869,028	1,883,111	32%

Other JVs		230,946	2,101,545	277,759	87,732	190,027	992,115	1,269,874	574,153	69%

Total		$650,878	5,315,138	377,898	121,177	256,721	1,761,004	2,138,902	2,457,264	47%

Land seller debt and other debt	$			2,420	—	2,420	87,857	90,277

Total JV debt	$			380,318	121,177	259,141	1,848,861	2,229,179

(1)	All of the joint ventures presented in the table above operate in our Homebuilding West segment except for 56th & Lone Mountain and Rocking Horse Partners, which operate in our Homebuilding Central segment, Baywinds Land Trust, which operates in our Homebuilding East segment, Huntley Venture, which operates in Homebuilding Other and MS Rialto Residential Holdings which operates in all of our homebuilding segments and Homebuilding Other. At August 31, 2009, our investments in Bellevue Towers Investors and Lennar Intergulf (Central Park) were no longer part of our list of 10 largest unconsolidated joint venture investments because of valuation adjustments and thus they are not included in the table above.

(2)	During the third quarter of 2009, LandSource emerged from bankruptcy as a new reorganized company named Newhall Land Development, LLC. As a result, all of LandSource’s bank debts were discharged.
     The table below indicates the percentage of assets, debt and equity of our 10 largest unconsolidated joint venture investments as of August 31, 2009:

		% of Gross	% of Net	% of Total
	% of	Recourse	Recourse	Debt Without	% of
	Total JV	Debt to	Debt to	Recourse to	Total JV
	Assets	Lennar	Lennar	Lennar	Equity

10 largest JVs	60%	26%	26%	44%	77%
Other	40%	74%	74%	56%	23%

Total	100%	100%	100%	100%	100%

Option Contracts
     We have access to land through option contracts, which generally enables us to control portions of properties owned by third parties (including land funds) and unconsolidated entities until we have determined whether to exercise the option.
     When we intend not to exercise an option, we write-off any unapplied deposit and pre-acquisition costs associated with the option contract. For the three months ended August 31, 2009 and 2008, we wrote-off $8.7 million and $10.9 million, respectively, of option deposits and pre-acquisition costs related to land under option that we do not intend to purchase. For the nine months ended August 31, 2009 and 2008, we wrote-off $20.8 million and $34.3 million, respectively, of option deposits and pre-acquisition costs related to land that was under option that we do not intend to purchase.

     The table below indicates the number of homesites owned and homesites to which we had access through option contracts with third parties (“optioned”) or unconsolidated joint ventures at August 31, 2009 and 2008:

	Controlled Homesites			Owned	Total
August 31, 2009	Optioned	JVs	Total	Homesites	Homesites

East	8,019	2,504	10,523	25,622	36,145
Central	1,370	3,761	5,131	16,168	21,299
West	29	11,212	11,241	21,410	32,651
Houston	1,051	2,115	3,166	6,588	9,754
Other	489	677	1,166	7,747	8,913

Total homesites	10,958	20,269	31,227	77,535	108,762

	Controlled Homesites			Owned	Total
August 31, 2008	Optioned	JVs	Total	Homesites	Homesites

East	9,416	5,676	15,092	26,813	41,905
Central	1,724	6,036	7,760	14,493	22,253
West	1,370	24,183	25,553	18,547	44,100
Houston	1,434	2,755	4,189	7,897	12,086
Other	768	733	1,501	8,512	10,013

Total homesites	14,712	39,383	54,095	76,262	130,357

     We evaluate all option contracts for land when entered into or upon a reconsideration event to determine whether we are the primary beneficiary of certain of these option contracts. Although we do not have legal title to the optioned land, under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, (“FIN 46R”) if we are deemed to be the primary beneficiary, we are required to consolidate the land under option at the purchase price of the optioned land. During the nine months ended August 31, 2009, the effect of the consolidation of these option contracts was an increase of $12.5 million to consolidated inventory not owned with a corresponding increase to liabilities related to consolidated inventory not owned in our condensed consolidated balance sheet as of August 31, 2009. This increase was offset primarily by our exercise of options to acquire land under certain contracts previously consolidated, resulting in a net decrease in consolidated inventory not owned of $70.2 million during the nine months ended August 31, 2009. To reflect the purchase price of the inventory consolidated under FIN 46R, we reclassified $2.1 million of related option deposits from land under development to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of August 31, 2009. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and our cash deposits.
     Our exposure to loss related to our option contracts with third parties and unconsolidated entities consisted of our non-refundable option deposits and pre-acquisition costs totaling $173.6 million and $191.2 million, respectively, at August 31, 2009 and November 30, 2008. Additionally, we had posted $58.8 million and $89.5 million, respectively, of letters of credit in lieu of cash deposits under certain option contracts as of August 31, 2009 and November 30, 2008.

Contractual Obligations and Commercial Commitments
     During the nine months ended August 31, 2009, our contractual obligations with regard to debt related to our homebuilding operations changed. In March 2009, we retired our $281 million of 7 5/8% senior notes due March 2009, and in April 2009 we issued $400 million of 12.25% senior notes due 2017 as previously discussed under “Financing Cash Flow Activities.” The following summarizes our contractual debt obligations as of August 31, 2009:

		Payments Due by Period
		Three months	December 1,	December 1,	December 1,
		ending	2009 through	2010 through	2012 through
		November 30,	November 30,	November 30,	November 30,
Contractual Obligations	Total	2009	2010	2012	2014	Thereafter

(In thousands)
Homebuilding — Senior notes and other debts payable	$2,665,796	19,964	347,192	470,273	678,708	1,149,659
Financial Services — Notes and other debts payable	144,605	144,504	26	42	30	3
Interest commitments under interest-bearing debt	872,951	43,504	168,979	284,879	218,744	156,845

Total contractual obligations	$3,683,352	207,972	516,197	755,194	897,482	1,306,507

     We are subject to the usual obligations associated with entering into contracts (including option contracts) for the purchase, development and sale of real estate in the routine conduct of our business. Option contracts for the purchase of land generally enable us to defer acquiring portions of properties owned by third parties and unconsolidated entities until we have determined whether to exercise our option. This reduces our financial risk associated with land holdings. At August 31, 2009, we had access to 31,227 homesites through option contracts with third parties and unconsolidated entities in which we have investments. At August 31, 2009, we had $58.8 million of letters of credit posted in lieu of cash deposits under certain option contracts.
     At August 31, 2009, we had letters of credit outstanding in the amount of $320.9 million (which included the $58.8 million of letters of credit discussed above). These letters of credit are generally posted either with regulatory bodies to guarantee our performance of certain development and construction activities or in lieu of cash deposits on option contracts. Additionally, at August 31, 2009, we had outstanding performance and surety bonds related to site improvements at various projects (including certain projects of our joint ventures) of $864.1 million. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released or reduced until all of the development and construction activities are completed. As of August 31, 2009, there were approximately $339.2 million, or 39%, of costs to complete related to these site improvements. We do not presently anticipate any draws upon these bonds, but if any such draws occur, we do not believe they would have a material effect on our financial position, results of operations or cash flows.
     Our Financial Services segment had a pipeline of loan applications in process of $1.1 billion at August 31, 2009. Loans in process for which interest rates were committed to the borrowers and builder commitments for loan programs totaled approximately $252.0 million as of August 31, 2009. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers or because borrowers may not meet certain criteria at the time of closing, the total commitments do not necessarily represent future cash requirements.
     Our Financial Services segment uses mandatory mortgage-backed securities (“MBS”) forward commitments, option contracts and investor commitments to hedge our mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments, option contracts and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At August 31, 2009, we had open commitments amounting to $311.0 million to sell MBS with varying settlement dates through November 2009.
(3) New Accounting Pronouncements
     See Note 18 of our condensed consolidated financial statements included under Item 1 of this Report for a discussion of new accounting pronouncements applicable to our company.
(4) Critical Accounting Policies
     We believe that there have been no significant changes to our critical accounting policies during the nine months ended August 31, 2009, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended November 30, 2008. Even though our critical accounting policies have not changed significantly during the nine months ended August 31, 2009, the following provides additional disclosures about the Company’s valuation process related to inventories and investments in unconsolidated entities.
Inventories
     Inventories are stated at cost unless the inventory within a community is determined to be impaired, in which case the impaired inventory is written down to fair value. Inventory costs include land, land development and home construction costs, real estate taxes, deposits on land purchase contracts and interest related to development and construction. We review our inventory for impairment by evaluating each community during each reporting period. The inventory within each community is categorized as finished homes and construction in progress or land under development based on the development stage of the community. There were 411 and 523 active communities as of August 31, 2009 and 2008, respectively. SFAS 144 requires that if the undiscounted cash flows expected to be generated by an asset are less than its carrying amount, an impairment charge should be recorded to write down the carrying amount of such asset to its fair value.
     In conducting our review for indicators of impairment on a community level, we evaluate, among other things, the margins on homes that have been delivered, margins on homes under sales contracts in backlog, projected margins on homes with regard to future home sales over the life of the community, projected margins with regard to future land sales, and the fair value of the land itself. We pay particular attention to communities in which inventory is moving at a slower than anticipated absorption pace and communities whose average sales price and/or margins are trending downward and are anticipated to continue to trend downward. From this review we identify communities whose carrying values exceed their undiscounted cash flows. While all of our segments have been severely impacted by the downturn in the housing market, our Central and West homebuilding segments have been most significantly impacted as evidenced by the decrease in revenues of 38% and 42%, respectively, for the nine months ended August 31, 2009, compared to the nine months ended August 31, 2008.
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
     During the three months ended August 31, 2009 and 2008, we recorded $58.8 million and $64.5 million, respectively, of inventory adjustments, which included $49.4 million and $32.3 million, respectively, of valuation adjustments to finished homes, construction in progress and land on which we intend to build homes in 39 communities, during both the three months ended August 31, 2009 and 2008. The inventory adjustments also included $0.6 million and $21.4 million, respectively, during the three months ended August 31, 2009 and 2008, of SFAS 144 valuation adjustments to land we intend to sell or have sold to third parties and $8.7 million and $10.9 million, respectively, during the three months ended August 31, 2009 and 2008, of write-offs of deposits and pre-acquisition costs related to homesites option that we do not intend to purchase.
     During the nine months ended August 31, 2009 and 2008, we recorded $152.0 million and $205.4 million, respectively, of inventory adjustments, which included $124.7 million and $132.1 million, respectively, of valuation adjustments to finished homes, construction in progress and land on which we intend to build homes in 102 communities and 96 communities, respectively, during the nine months ended August 31, 2009 and 2008. The inventory adjustments also included $6.5 million and $39.0 million, respectively, during the nine months ended August 31, 2009 and 2008, of SFAS 144 valuation adjustments to land we intend to sell or have sold to third parties and $20.8 million and $34.3 million, respectively, during the nine months ended August 31, 2009 and 2008, of write-offs of deposits and pre-acquisition costs related to homesites option that we do not intend to purchase.
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
     As of August 31, 2009, we believe that the equity method of accounting is appropriate for our investments in unconsolidated entities where we are not the primary beneficiary and we do not have a controlling interest, but rather share control with our partners. At August 31, 2009, the unconsolidated entities in which we had investments had total assets of $5.3 billion and total liabilities of $2.9 billion.
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
     Our assumptions on the projected future distributions from the unconsolidated entities are dependent on market conditions. Specifically, distributions are dependent on cash to be generated from the sale of inventory by the unconsolidated entities. Such inventory is also reviewed for potential impairment by the unconsolidated entities in accordance with SFAS 144. The review for inventory impairment performed by our unconsolidated entities is materially consistent with our process, as discussed above, for evaluating its own inventory as of the end of a reporting period. The unconsolidated entities generally also use a discount rate of approximately 20% in their SFAS 144 reviews for impairment, subject to the perceived risks associated with the community’s cash flow streams relative to its inventory. If a valuation adjustment is recorded by an unconsolidated entity in accordance with SFAS 144, our proportionate share of it is reflected in our equity in loss from unconsolidated entities with a corresponding decrease to our investment in unconsolidated entities. In certain instances, we may be required to record additional losses relating to our investment in unconsolidated entities under APB 18; such losses are included in other expense, net. We believe our assumptions on the projected future distributions from the unconsolidated entities are critical because the operating results of the unconsolidated entities from which the projected distributions are derived are dependent on the status of the homebuilding industry, which has historically been cyclical and sensitive to changes in economic conditions such as interest rates, credit availability, unemployment levels and consumer sentiment. Changes in these economic conditions could materially affect the projected operational results of the unconsolidated entities from which the distributions are derived.
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
     During the three months ended August 31, 2009 and 2008, we recorded $58.4 million and $42.9 million, respectively, of valuation adjustments to our investments in unconsolidated entities, which included $31.0 million and $2.9 million, respectively, for the three months ended August 31, 2009 and 2008, of our share of SFAS 144 valuation adjustments related to assets of our unconsolidated entities and $27.5 million and $40.0 million, respectively, during the three months ended August 31, 2009 and 2008, of valuation adjustments to our investments in unconsolidated entities in accordance with APB 18.
     During the nine months ended August 31, 2009 and 2008, we recorded $152.7 million and $146.4 million, respectively, of valuation adjustments to our investments in unconsolidated entities, which included $81.0 million and $29.9 million, respectively, for the nine months ended August 31, 2009 and 2008, of our share of SFAS 144 valuation adjustments related to assets of our unconsolidated entities and $71.7 million and $116.5 million, respectively, during the nine months ended August 31, 2009 and 2008, of valuation adjustments to our investments in unconsolidated entities in accordance with APB 18.
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
     During the nine months ended August 31, 2009, our market risks with regard to debt related to our homebuilding operations changed. In March 2009, we retired our $281 million of 7 5/8% senior notes due in March 2009 and in April 2009 we issued $400 million of 12.25% senior notes due 2017 as discussed under “Financing Cash Flow Activities.”
     The following table presents principal cash flows and related weighted average effective interest rates by expected maturity dates and estimated fair values at August 31, 2009 for our homebuilding senior notes and other debts payable and Financial Services notes and other debts payable. Weighted average variable interest rates are based on the variable interest rates at August 31, 2009.
Information Regarding Interest Rate Sensitivity
Principal (Notional) Amount by
Expected Maturity and Average Interest Rate
August 31, 2009

	Three months
	ending								Fair Value at
	November 30,	Years Ending November 30,							August 31,
(Dollars in millions)	2009	2010	2011	2012	2013	2014	Thereafter	Total	2009

LIABILITIES
Homebuilding:
Senior notes and other debts payable:
Fixed rate	$3.6	287.9	259.8	—	356.3	259.7	1,149.7	2,317.0	2,245.4
Average interest rate	2.1%	5.1%	5.9%	—	6.1%	5.6%	8.1%	6.9%	—
Variable rate	$16.4	59.3	74.9	135.6	45.4	17.2	—	348.8	348.8
Average interest rate	1.7%	3.4%	6.0%	3.3%	3.8%	5.5%	—	4.0%	—
Financial services:
Notes and other debts payable:
Fixed rate	$0.1	—	—	—	—	—	—	0.1	0.1
Average interest rate	7.9%	—	—	—	—	—	—	7.9%	—
Variable rate	$144.5	—	—	—	—	—	—	144.5	144.5
Average interest rate	4.5%	—	—	—	—	—	—	4.5%	—

Item 4. Controls and Procedures.
     Our Chief Executive Officer and Chief Financial Officer participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter that ended on August 31, 2009. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of August 31, 2009 to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.
     Our CEO and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2009. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information
Items 1 – 5. Not applicable.
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

Lennar Corporation (Registrant)
Date: October 9, 2009	/s/ Bruce E. Gross
Bruce E. Gross
Vice President and Chief Financial Officer

Date: October 9, 2009	/s/ David M. Collins
David M. Collins
Controller