Form 10-K
period 2009-11-30
LENNAR CORP /NEW/
filed 2010-01-29
CIK 920760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☑  NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES  ☐  NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES  ☐  NO  ☑

The aggregate market value of the registrant’s Class A and Class B common stock held by non-affiliates of the registrant (140,089,269 Class A shares and 9,653,835 Class B shares) as of May 31, 2009, based on the closing sale price per share as reported by the New York Stock Exchange on such date, was $1,401,660,022.

As of December 31, 2009, the registrant had outstanding 153,610,871 shares of Class A common stock and 31,283,959 shares of Class B common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Related Section	Documents
III	Definitive Proxy Statement to be filed pursuant to Regulation 14A on or before March 30, 2010.

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

We have one Financial Services reportable segment that provides primarily mortgage financing, title insurance and closing services for both buyers of our homes and others. Substantially all of the loans that we originate are sold in the secondary mortgage market on a servicing released, non-recourse basis; although, we remain liable for certain limited representations and warranties related to loan sales. Our Financial Services segment operates generally in the same states as our homebuilding operations, as well as in other states. For financial information about both our homebuilding and financial services operations, you should review Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is Item 7 of this Report, and our consolidated financial statements and the notes to our consolidated financial statements, which are included in Item 8 of this Report.

A Brief History of Our Company

Our company was founded as a local Miami homebuilder in 1954. We completed our initial public offering in 1971, and listed our common stock on the New York Stock Exchange in 1972. During the 1980s and 1990s, we entered and expanded operations in some of our current major homebuilding markets including California, Florida and Texas through both organic growth and acquisitions such as Pacific Greystone Corporation in 1997, amongst others. In 1997, we completed the spin-off of our commercial real estate business to LNR Property Corporation. In 2000, we acquired U.S. Home Corporation, which expanded our operations into New Jersey, Maryland, Virginia, Minnesota and Colorado and strengthened our position in other states. From 2002 through 2005, we acquired several regional homebuilders, which brought us into new markets and strengthened our position in several existing markets. We are a national homebuilder that operates in various states with deliveries of 11,478 new homes in 2009.

Recent Business Developments

Overview

During 2009, we continued to adapt our business in light of the current economic landscape. Despite high unemployment rates, increased foreclosures and tightening credit standards, recent demand trends in the communities in which we are selling homes indicate that the markets may be stabilizing as more confident homebuyers are taking advantage of increased affordability resulting from declining home prices, historically low interest rates and government stimulus programs.

We ended the year with $1.3 billion in cash and a homebuilding debt-to-total capital ratio, net of homebuilding cash, of 36.9%. Additionally, as a result of tax legislation that was enacted in our fourth quarter, we will receive a tax refund of approximately $320 million in early 2010. We extended our debt maturities by issuing $400 million of senior notes maturing in 2017 and retiring $448 million of senior notes and other debt. We also issued $225 million of stock under our $275 million equity draw down program. During 2009, we continued to reduce the number of unconsolidated joint ventures in which we have investments to 62 at the end of 2009 from 116 at the end of 2008 and our maximum recourse debt related to those investments to $288 million at the end of 2009 from $520 million at the end of 2008.

In late 2008, we experienced higher cancellation rates resulting in an increase in completed, unsold inventory. In the first half of 2009, we were able to convert this inventory into cash by offering higher sales incentives. Additionally, in 2009 we continued focusing on refining our product offering, reducing the number of floor plans and targeting first time and value oriented homebuyers. Our more efficient product offerings have significantly reduced our construction costs and allowed us to meet our customers’ demands. These cost savings, combined with reduced sales incentives, improved our gross margins throughout the second half of 2009.

As demand in some of our markets showed signs of stabilization and our balance sheet strengthened, we increased our land purchases in the second half of the year in premium locations that should generate high returns once we start delivering those homes, as well as investing in strategic land-buying opportunities, such as purchasing land from distressed land sellers and banks.

During 2009, one of our more significant joint ventures, LandSource Communities Development LLC (“LandSource”), which filed for bankruptcy in 2008, was reorganized into a new company named Newhall Land Development, LLC, (“Newhall”). The reorganized company emerged from Chapter 11 free of its previous bank debt. As part of the reorganization, we invested $140 million in exchange for approximately a 15% equity interest in the reorganized Newhall, ownership in several communities that were formerly owned by LandSource, the settlement and release of any claims that might have been asserted against us and certain other claims LandSource had against third parties.

We are also looking to invest in distressed real estate opportunities through Rialto Capital Management (“Rialto”). We may participate in investments Rialto may make, whether through a fund formed by Rialto or as a direct participant in particular investments. Rialto is actively evaluating investment opportunities in various types of residential and commercial real estate assets and/or loans and is currently bidding on pools of distressed real estate assets and/or loans.

During 2009, Rialto became a sub-advisor to AllianceBernstein L.P. with regard to a fund formed under the Federal government’s Public-Private Investment Program (“PPIP”) to purchase real estate related securities from banks and other financial institutions. We committed to invest $75 million of the total equity commitments of approximately $1.1 billion made by private investors in this fund, and the U.S. Treasury committed to a matching amount of approximately $1.1 billion of equity in the fund, as well as agreed to extend up to approximately $2.2 billion of financing. Subsequent to November 30, 2009, we invested $23 million in the PPIP fund, which is focused on acquiring securities backed by real estate loans.

Inventory Impairments and Valuation Adjustments related to Investments in Unconsolidated Entities

We continued evaluating our balance sheet quarterly for impairment on an asset-by-asset basis during fiscal 2009. Based on our evaluation and assessment, during the years ended November 30, 2009, 2008 and 2007, we recorded the following inventory impairments:

	Years Ended November 30,
	2009	2008	2007
	(In thousands)
Valuation adjustments to finished homes, CIP and land on which we intend to build homes	$180,239	195,518	747,843
Valuation adjustments to land we intend to sell or have sold to third parties (1)	95,314	47,791	1,167,294
Write-offs of option deposits and pre-acquisition costs	84,372	97,172	529,981

Total inventory impairments	$359,925	340,481	2,445,118

(1)	The $1.2 billion of valuation adjustments recorded in 2007 to land we intend to sell or have sold to third parties included $740.4 million of valuation adjustments related to a portfolio of land we sold to a strategic land investment venture with Morgan Stanley Real Estate Fund II, L.P., an affiliate of Morgan Stanley & Co., Inc., which was formed in November 2007 and in which we have a 20% ownership interest.

During the years ended November 30, 2009, 2008 and 2007, we recorded the following valuation adjustments related to our investments in unconsolidated entities:

	Years Ended November 30,
	2009	2008	2007
	(In thousands)
Our share of valuation adjustments related to assets of unconsolidated entities	$101,893	32,245	364,162
Valuation adjustments to our investments in unconsolidated entities	88,972	172,790	132,206

Total valuation adjustments to our investments in unconsolidated entities	$190,865	205,035	496,368

The inventory impairments and valuation adjustments to our investments in unconsolidated entities recorded above were estimated based on market conditions and assumptions made by management at the time the valuation adjustments were recorded, which may differ materially from actual results if market conditions or our assumptions change.

Investments in Unconsolidated Entities

For a number of years, we created and participated in joint ventures that acquired and developed land for our homebuilding operations, for sale to third parties or for use in their own homebuilding operations. Through these joint ventures, we reduced the amount we had to invest in order to assure access to potential future homesites, thereby mitigating certain risks associated with land acquisitions, and, in some instances, we obtained access to land to which we could not otherwise have obtained access or could not have obtained access on as favorable terms. Although these ventures served their initial intended purpose of risk mitigation, as the homebuilding market deteriorated and asset impairments resulted in the loss of equity, some of our joint venture partners became financially unable or unwilling to fulfill their obligations. During 2009, we continued reevaluating all of our joint venture arrangements, with particular focus on those ventures with recourse indebtedness, and reduced the number of joint ventures in which we were participating and the recourse indebtedness of those joint ventures. As of November 30, 2009, we had reduced the number of unconsolidated joint ventures in which we were participating to 62 from 261 joint ventures at November 30, 2006 and reduced our net recourse exposure related to unconsolidated joint ventures to $194.6 million from $1,102.9 million at November 30, 2006.

Homebuilding Operations

Overview

We primarily sell single-family attached and detached homes, and to a lesser extent, multi-level residential buildings, in communities targeted to first-time, move-up and active adult homebuyers. The average sales price of a Lennar home was $243,000 in fiscal 2009, compared to $270,000 in fiscal 2008 and $297,000 in fiscal 2007. We operate primarily under the Lennar brand name.

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

Diversified Program of Property Acquisition

We generally acquire land for development and for the construction of homes that we sell to homebuyers. Land is subject to specified underwriting criteria and is acquired through our diversified program of property acquisition which may consist of the following:

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

•

Acquiring parcels of land through joint ventures, primarily to reduce and share our risk, among other factors, by limiting the amount of our capital invested in land, while increasing our access to potential future homesites and allowing us to participate in strategic ventures; and

•	Acquiring distressed assets from banks, government sponsored enterprises and opportunity funds.

At November 30, 2009, we owned 82,703 homesites and had access through option contracts to an additional 21,173 homesites, of which 7,423 were through option contracts with third parties and 13,750 were through option contracts with unconsolidated entities in which we have investments. At November 30, 2008, we owned 74,681 homesites and had access through option contracts to an additional 38,589 homesites, of which 12,718 were through option contracts with third parties and 25,871 were through option contracts with unconsolidated entities in which we have investments.

Construction and Development

We generally supervise and control the development of land and the design and building of our residential communities with a relatively small labor force. We hire subcontractors for site improvements and virtually all of the work involved in the construction of homes. Arrangements with our subcontractors generally provide that our subcontractors will complete specified work in accordance with price schedules and applicable building codes and laws. The price schedules may be subject to change to meet changes in labor and material costs or for other reasons. We believe that the sources and availability of raw materials to our subcontractors are adequate for our current and planned levels of operation. We generally do not own heavy construction equipment. We finance construction and land development activities primarily with cash generated from operations, debt issuances and equity offerings.

Marketing

We offer a diversified line of homes for first-time, move-up and active adult homebuyers available in a variety of environments ranging from urban infill communities to golf course communities. We sell our homes primarily from models that we have designed and constructed. During 2009, the homes we delivered had an average sales price of $243,000.

We employ sales associates who are paid salaries, commissions or both to complete on-site sales of homes. We also sell homes through independent brokers. We advertise our communities through newspapers, radio advertisements and other local and regional publications, on billboards and on the Internet, including our website, www.lennar.com. In addition, we advertise our active adult communities in areas where prospective active adult homebuyers live.

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

The quality of our homes is substantially affected by the efforts of on-site management and others engaged in the construction process, by the materials we use in particular homes or by other similar factors. To the extent bonuses have been paid, management incentive programs have consistently been contingent upon achieving certain customer satisfaction standards.

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

Deliveries

The table below indicates the number of deliveries for each of our homebuilding segments and Homebuilding Other during our last three fiscal years:

	2009	2008	2007
East	3,817	4,957	9,840
Central	1,796	2,442	7,020
West	2,480	4,031	8,739
Houston	2,150	2,736	4,380
Other	1,235	1,569	3,304

Total	11,478	15,735	33,283

Of the total home deliveries listed above, 56, 391 and 1,701, respectively, represent deliveries from unconsolidated entities for the years ended November 30, 2009, 2008 and 2007.

Backlog

Backlog represents the number of homes under sales contracts. Homes are sold using sales contracts, which are generally accompanied by sales deposits. In some instances, purchasers are permitted to cancel sales contracts if they fail to qualify for financing or under certain other circumstances. We experienced a cancellation rate of 18% in 2009, compared to 26% and 30%, respectively, in 2008 and 2007. Substantially all homes currently in backlog will be delivered in fiscal year 2010. We do not recognize revenue on homes under sales contracts until the sales are closed and title passes to the new homeowners.

The table below indicates the backlog dollar value for each of our homebuilding segments and Homebuilding Other as of the end of our last three fiscal years:

	2009	2008	2007
	(In thousands)
East	$179,175	202,791	587,100
Central	36,158	23,736	67,344
West	143,868	108,779	408,280
Houston	60,876	57,785	128,340
Other	59,494	63,179	193,073

Total	$479,571	$456,270	1,384,137

Of the dollar value of homes in backlog listed above, $7.2 million, $12.5 million and $182.7 million, respectively, represent the backlog dollar value from unconsolidated entities at November 30, 2009, 2008 and 2007.

Financial Services Operations

Mortgage Financing

We primarily originate conforming conventional, FHA-insured, VA-guaranteed residential mortgage loan products and other products to our homebuyers and others through our financial services subsidiaries, Universal American Mortgage Company, LLC and Eagle Home Mortgage, LLC, located generally in the same states as our homebuilding operations as well as other states. In 2009, our financial services subsidiaries provided loans to 87% of our homebuyers who obtained mortgage financing in areas where we offered services. Because of the availability of mortgage loans from our financial services subsidiaries, as well as independent mortgage lenders, we believe most creditworthy purchasers of our homes have access to financing.

During 2009, we originated approximately 17,900 mortgage loans totaling $4.0 billion, compared to 18,300 mortgage loans totaling $4.3 billion during 2008. Substantially all of the loans we originate are sold in the secondary mortgage market on a servicing released, non-recourse basis; although, we remain liable for certain limited representations. Therefore, we have little direct exposure related to the residential mortgages we sell.

We have a corporate risk management policy under which we hedge our interest rate risk on rate-locked loan commitments and loans held-for-sale to mitigate exposure to interest rate fluctuations. We finance our mortgage loan activities with borrowings under our financial services warehouse facilities or from our operating funds. Two of our warehouse repurchase facilities with a maximum aggregate commitment of $200 million and $100 million, respectively, mature in June 2010, and the other warehouse facility with a maximum aggregate commitment of $125 million matures in July 2010. We expect the facilities to be renewed or replaced with other facilities when they mature.

Title Insurance and Closing Services

We provide title insurance and closing services to our homebuyers and others. During 2009, we provided title and closing services for approximately 120,500 real estate transactions, and issued approximately 92,500 title insurance policies through our underwriter, North American Title Insurance Company. Title and closing services are provided by agency subsidiaries in Arizona, California, Colorado, District of Columbia, Florida, Illinois, Maryland, Minnesota, Nevada, New Jersey, New York, Pennsylvania, Texas, Virginia and Wisconsin. Title insurance services are provided in these same states, as well as in Alabama, Delaware, Georgia North Carolina, South Carolina and Tennessee.

Seasonality

We have historically experienced variability in our results of operations from quarter-to-quarter due to the seasonal nature of the homebuilding business.

Competition

The residential homebuilding industry is highly competitive. We compete for homebuyers in each of the market regions where we operate with numerous national, regional and local homebuilders, as well as with resales of existing homes and with the rental housing market. In recent years, lenders’ efforts to sell foreclosed homes have become an increasingly competitive factor within the homebuilding industry. We compete for homebuyers on the basis of a number of interrelated factors including location, price, reputation, amenities, design, quality and financing. In addition to competition for homebuyers, we also compete with other homebuilders for desirable properties, raw materials and reliable, skilled labor. We compete for land buyers with third parties in our efforts to sell land to homebuilders and others. We believe we are competitive in the market regions where we operate primarily due to our:

•	Balance sheet, where we continue to focus on inventory management and liquidity;

•	Access to land, particularly in land-constrained markets;

•	Pricing to current market conditions through sales incentives offered to homebuyers; and

•	Production of value-engineered homes for first-time and valued-oriented homebuyers.

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

A subsidiary of Newhall, of which we currently, indirectly own 15%, provides water to a portion of Los Angeles County, California. This subsidiary is subject to extensive regulation by the California Public Utilities Commission.

Compliance Policy

We have a Code of Business and Ethics that requires every associate (i.e., employee) and officer to at all times deal fairly with the Company’s customers, subcontractors, suppliers, competitors and associates, and states that all our associates, officers and directors are expected to comply at all times with all applicable laws, rules and regulations. Despite this, there are instances in which subcontractors or others through which we do business engage in practices that do not comply with applicable regulations and guidelines. There have been instances in which some of our associates were aware of these practices and did not take steps to prevent them. When we learn of practices relating to homes we build or financing we provide that do not comply with applicable regulations or guidelines, we move actively to stop the non-complying practices as soon as possible and we have taken disciplinary action with regard to our associates who were aware of the practices, including in some instances terminating their employment. Our Code of Business and Ethics also has procedures in place that allows whistleblowers to submit their concerns regarding our operations, financial reporting, business integrity or any other related matter anonymously to the Audit Committee of our Board of Directors and/or to the non-management directors of our Board of Directors, thus ensuring their protection from retaliation.

Associates

At December 31, 2009, we employed 3,835 individuals of whom 2,184 were involved in our homebuilding operations and 1,651 were involved in our financial services operations, compared to November 30, 2008, when we employed 4,913 individuals of whom 3,055 were involved in our homebuilding operations and 1,858 were involved in our financial services operations. We do not have collective bargaining agreements relating to any of our associates. However, we subcontract many phases of our homebuilding operations and some of the subcontractors we use have associates who are represented by labor unions.

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

LandSource/Newhall Transactions

In January 2004, a company of which we and LNR each owned 50% acquired The Newhall Land and Farming Company for approximately $1 billion, including $200 million we contributed and $200 million that LNR contributed (the remainder came from borrowings and sales of properties to LNR). Subsequently, we and LNR each transferred our interests in most of our joint ventures to the jointly-owned company that had acquired The Newhall Land and Farming Company, and that company was renamed LandSource Communities Development LLC (“LandSource”).

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

In June 2008, LandSource and a number of its subsidiaries commenced proceedings under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. In November 2008, our land purchase options with LandSource were terminated, thus, in 2008 we recognized a deferred profit of $101.3 million (net of $31.8 million of write-offs of option deposits and pre-acquisition costs and other write-offs) related to the 2007 recapitalization of LandSource.

In July 2009, the United States Bankruptcy Court for the District of Delaware confirmed the plan of reorganization for LandSource. As a result of the bankruptcy proceedings, LandSource was reorganized into a new company named Newhall Land Development, LLC, (“Newhall”). The reorganized company emerged from Chapter 11 free of its previous bank debt. As part of the reorganization, we invested $140 million in exchange for approximately a 15% equity interest in the reorganized Newhall, ownership in several communities that were formerly owned by LandSource, the settlement and release of any claims that might have been asserted against us and certain other claims LandSource had against third parties.

Relationship with Rialto Capital Management

Over the last three years we have had a correction in housing values, which resulted in a significant drop in consumer spending and impairment in housing values. Currently, the FDIC, many banks and financial institutions have billions of dollars of underperforming and illiquid assets on their balance sheets, which have significantly curtailed their lending capacity. In 2007, Rialto was formed by Jeffrey Krasnoff, who was the co-founder of LNR Property Corporation, to focus on acquisitions of distressed debt and other real estate assets utilizing Rialto’s abilities to source, underwrite, price, turnaround and ultimately monetize such assets in markets across the Untied States. We might participate in investments Rialto may make, whether through a fund formed by Rialto or as a direct participant in particular investments. We will participate in profits generated by Rialto and receive fees related to those investments. In addition, this may give us access to assets for use in our homebuilding operations.

Rialto’s first venture was to become a sub-advisor to AllianceBernstein L.P. with regard to Alliance Bernstein Legacy Securities Master Fund LLC, a fund formed under the Federal government’s PPIP to purchase real estate related securities from banks and other financial institutions. We committed to invest $75 million of the total of approximately $1.1 billion of equity commitments made by private investors in this fund, and the U.S. Treasury committed to a matching amount of approximately $1.1 billion of equity in the fund, as well as agreeing to extend up to approximately $2.2 billion of financing. Subsequent to November 30, 2009, we invested $23 million in the PPIP fund, which is focused on acquiring securities backed by real estate loans.

NYSE Certification

We submitted our 2008 Annual CEO Certification to the New York Stock Exchange on April 17, 2009. The certification was not qualified in any respect.

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

Lennar Corporation

Attention: Office of the General Counsel

700 Northwest 107th Avenue

Miami, Florida 33172

Item 1A.    Risk Factors.

The following are what we believe to be the principal risks that could cause a material adverse effect upon our business, financial condition, results of operations, cash flows, strategies and prospects.

Homebuilding Market and Economic Risks

The homebuilding industry has experienced a significant downturn. A continuing decline in demand for new homes coupled with an increase in the inventory of available new homes and alternatives to new homes could adversely affect our sales volume and pricing even more than has occurred to date.

The homebuilding industry has experienced a significant downturn. As a result, we have experienced a significant decline in demand for newly built homes in almost all of our markets. Homebuilders’ inventories of unsold new homes have increased as a result of increased cancellation rates on pending contracts as new homebuyers sometimes find it more advantageous to forfeit a deposit than to complete the purchase of the home. In addition, an oversupply of alternatives to new homes, such as rental properties and used homes (including foreclosed homes), has depressed prices and reduced margins. This combination of lower demand and higher inventories affects both the number of homes we can sell and the prices at which we can sell them. In 2008 and 2009, we experienced periods of significant decline in our sales results, significant reductions in our margins as a result of higher levels of sales incentives and price concessions, and a higher than normal cancellation rate. We have no basis for predicting how long demand and supply will remain out of balance in markets where we operate or whether sales volumes or pricing will return to prior levels.

Demand for new homes is sensitive to economic conditions over which we have no control, such as the availability of mortgage financing and the level of employment.

Demand for new homes is sensitive to changes in economic conditions such as the level of employment, consumer confidence, consumer income, the availability of financing and interest rate levels. During 2008 and 2009, the mortgage lending industry experienced significant instability. As a result of increased default rates, particularly (but not entirely) with regard to sub-prime and other non-conforming loans, many lenders have reduced their willingness to make, and tightened their credit requirements with regard to, residential mortgage loans. Fewer loan products, stricter loan qualification standards and higher down payment requirements have made it more difficult for some borrowers to finance the purchase of our homes. Although our finance company subsidiaries offer mortgage loans to potential buyers of most of the homes we build, we may no longer be able to offer financing terms that are attractive to our potential buyers. Lack of availability of mortgage financing at acceptable rates reduces demand for the homes we build, including in some instances causing potential buyers to cancel contracts they have signed.

There has also been a substantial loss of jobs in the United States during 2008 and 2009. People who are not employed or are concerned about loss of their jobs are unlikely to purchase new homes and may be forced to try to sell the homes they own. Therefore, the current employment situation can adversely affect us both by reducing demand for the homes we build and by increasing the supply of homes for sale.

Mortgage defaults by homebuyers who financed homes using non-traditional financing products are increasing the number of homes available for resale.

During the period of high demand in the homebuilding industry, many homebuyers financed their purchases using non-traditional adjustable rate or interest only mortgages or other mortgages, including sub-prime mortgages that involved, at least during initial years, monthly payments that were significantly lower than those required by conventional fixed rate mortgages. As a result, new homes became more affordable. However, as monthly payments for these homes have increased either as a result of increasing adjustable interest rates or as a result of principal payments coming due, some of these homebuyers have defaulted on their payments and had their homes foreclosed, which has increased the inventory of homes available for resale. This is likely to continue. Foreclosure sales and other distress sales may result in further declines in market prices for homes. In an environment of declining home prices, many homebuyers may delay purchases of homes in anticipation of lower prices in the future. In addition, as lenders perceive deterioration in credit quality among homebuyers, lenders have been eliminating some of the available non-traditional and sub-prime financing products and increasing the qualifications needed for mortgages or adjusting their terms to address increased credit risk. In general, to the extent mortgage rates increase or lenders make it more difficult for prospective buyers to finance home purchases, it becomes more difficult or costly for customers to purchase our homes, which has an adverse effect on our sales volume.

We have had to take significant write-downs of the carrying values of the land we own and of our investments in unconsolidated entities, and a continuing decline in land values could result in additional write-downs.

Some of the land we currently own was purchased at high prices and have been written down to fair value as a result of current market conditions. Also, we obtained options to purchase land at prices that no longer are attractive, and in connection with those options we made non-refundable deposits and, in some instances, incurred pre-acquisition costs. When demand fell, we were required to take significant write-downs of the carrying value of our land inventory and we elected not to exercise high price options, even though that required us to forfeit deposits and write-off pre-acquisition costs.

Additionally, as a result of these market conditions, we recorded significant valuation adjustments to our investments in unconsolidated entities and recorded our share of valuation adjustments relative to assets of our unconsolidated entities.

The combination of land inventory impairments, write-offs of option deposits and pre-acquisition costs and valuation adjustments relating to our investments in unconsolidated entities had a material negative effect on our operating results for fiscal 2007, 2008 and 2009, contributing to most of our net loss in fiscal 2008 and 2009. If market conditions continue to deteriorate, some of our assets may be subject to further write-downs in the future, decreasing the assets reflected on our balance sheet and adversely affecting our stockholders’ equity.

Inflation can adversely affect us, particularly in a period of declining home sale prices.

Inflation can have a long-term impact on us because increasing costs of land, materials and labor require us to attempt to increase the sale prices of homes in order to maintain satisfactory margins. Although an excess of supply over demand for new homes, such as the one we are currently experiencing, requires that we reduce prices, rather than increase them, it does not necessarily result in reductions, or prevent increases, in the costs of materials and labor. Under those circumstances, the effect of cost increases is to reduce the margins on the homes we sell. That makes it more difficult for us to recover the full cost of previously purchased land, and has contributed to the significant reductions in the value of our land inventory.

We face significant competition in our efforts to sell new homes.

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

As a homebuilder, we are subject to home warranty and construction defect claims arising in the ordinary course of business. We are also subject to liability claims for injuries that occur in the course of construction activities. We record warranty and other reserves for the homes we sell based on historical experience in our markets and our judgment of the qualitative risks associated with the types of homes we built. We have, and many of our subcontractors have, general liability, property, errors and omissions, workers compensation and other business insurance. These insurance policies protect us against a portion of our risk of loss from claims, subject to certain self-insured retentions, deductibles and other coverage limits. However, because of the uncertainties inherent in these matters, we cannot provide assurance that our insurance coverage or our subcontractors’ insurance and financial resources will be adequate to address all warranty, construction defect and liability claims in the future. Additionally, the coverage offered and the availability of general liability insurance for construction defects are currently limited and costly. As a result, an increasing number of our subcontractors are unable to obtain insurance, and we have in many cases waived our customary insurance requirements. There can be no assurance that coverage will not be further restricted and become even more costly.

Performance of subcontractors and quality and suitability of building materials.

We rely on subcontractors to perform the actual construction of our homes, and in many cases, to select and obtain raw materials. Despite our detailed specifications and quality control procedures, in some cases, improper construction processes or defective materials, such as Chinese drywall, were used in the construction of our homes. When we find these issues, we repair them in accordance with our warranty obligations. Defective products widely used by the homebuilding industry can result in the need to perform extensive repairs to large numbers of homes. The cost to the Company in complying with our warranty obligations in these cases may be significant if we are unable to recover the cost of repair from subcontractors, materials suppliers and insurers.

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

Reduced numbers of home sales could lead us to absorb additional costs.

We incur many costs even before we begin to build homes in a community. These include costs of preparing land and installing roads, sewage and other utilities, as well as taxes and other costs related to ownership of the land on which we plan to build homes. Reducing the rate at which we build homes extends the length of time it takes us to recover these costs. Also, we frequently acquire options to purchase land and make deposits that will be forfeited if we do not exercise the options within specified periods. Because of current market conditions, we have had to terminate a number of these options, resulting in significant forfeitures of deposits we made with regard to the options, and in some instances, pre-acquisition costs we incurred with regard to properties that were the subject of options we terminated.

If our financial performance further declines, we may not be able to maintain compliance with the covenants in our credit facilities and senior debt securities.

Our $1.1 billion Credit Facility imposes certain restrictions on our operations. The most significant restrictions relate to debt incurrence, sales of assets other than in the ordinary course of business, cash distributions and investments by us and certain of our subsidiaries. In addition, our Credit Facility requires compliance with certain financial covenants, including a minimum adjusted consolidated tangible net worth requirement and a maximum permitted leverage ratio. Also, because we currently do not have investment grade debt ratings, we can only borrow up to specified percentages of the book values of various types of our assets, referred to in the credit agreement as our borrowing base. Our unrestricted cash in excess of $750 million is excluded from our borrowing base. Because of these limitations, we were unable to borrow under the Credit Facility for a majority of 2009.

While we currently are in compliance with the financial covenants in the Credit Facility agreement, it is possible that in fiscal 2010 we will not be in compliance with our covenants if we have significant valuation adjustments and other write-offs during the year, issue debt and/or make significant investments in strategic joint ventures. If we are not in compliance and are unable to obtain a waiver or amendment to the Credit Facility, then it would constitute a default with regard to our Credit Facility, which would give the lenders the right to terminate the Credit Facility and require us to replace or cash collateralize $177.9 million of letters of credit outstanding under the Credit Facility as of November 30, 2009. If our lenders required us to replace or cash collateralize the letters of credit outstanding under the Credit Facility and we were unable to do so, that might entitle the holders of $2.2 billion of debt securities we have sold into the capital markets to cause the sums evidenced by those debt securities to become due immediately. We would not be able to repay those amounts without selling substantial assets, which we might have to do at prices well below the fair values, and the carrying values, of the assets. Such forced sales would have a material adverse effect on our business and financial condition.

We may be unable to obtain suitable financing and bonding for the development of our communities.

Our business depends upon our ability to finance the development of our residential communities and to provide bonds to ensure the completion of our projects. We have in the past used our Credit Facility to finance development activities and we currently use it to provide or secure some of the bonds we need. In addition, we have from time-to-time raised funds by selling debt securities into public and private capital markets, although this is expensive, and could be difficult, to do under current market conditions. The willingness of lenders to make funds available to us has been affected both by factors relating to us as a borrower, and by a decrease in the willingness of banks and other lenders to lend to homebuilders generally. If we were unable to finance the development of our communities, or if we were unable to provide required surety bonds for our projects, our business operations and revenues could suffer materially.

Our ability to continue to grow our business and operations in a profitable manner depends to a significant extent upon our ability to access capital on favorable terms.

Our ability to access capital on favorable terms has been an important factor in growing our business and operations in a profitable manner. In 2007 and 2008, each of the principal credit rating agencies lowered our credit ratings, and we no longer have investment grade ratings. This makes it more costly, and could make it more difficult, for us to access the debt capital markets for funds we may require in order to implement our business plans and achieve our growth objectives. If we are subject to a further downgrade, it would exacerbate such difficulties.

Increased debt costs will make it more difficult for us to have positive net income.

In April 2009, we sold $400 million principal amount of 12.25% senior notes due 2017. During fiscal 2009, we retired approximately $448 million principal amount of senior notes and other debt. The annual interest cost of the debt we retired was approximately $29 million, while the annual interest cost of the notes we sold in April 2009 is approximately $49 million. Thus, during the year we increased the annual interest cost of our outstanding debt securities by approximately $20 million. This affected our results of operations in fiscal 2009 and will affect our results in 2010 and subsequent years. It could make it more difficult for us to achieve positive net income.

The repurchase warehouse credit facilities of our Financial Services segment will expire in 2010.

Our Financial Services segment has two warehouse repurchase facilities with a maximum aggregate commitment of $200 million and $100 million, respectively, that mature in June 2010 and another warehouse repurchase facility with a maximum aggregate commitment of $125 million that matures in July 2010. The Financial Services segment uses these facilities to finance its mortgage lending activities until the mortgage loans are sold to investors and expects both facilities to be renewed or replaced with other facilities when they mature. If we are unable to renew or replace these facilities when they mature, it could seriously impede the activities of our Financial Services segment.

We conduct some of our operations through unconsolidated joint ventures with independent third parties in which we do not have a controlling interest and we can be adversely impacted by joint venture partners’ failure to fulfill their obligations.

For a number of years, we created and participated in joint ventures that acquired and developed land for our homebuilding operations, for sale to third parties or for use in their own homebuilding operations. Through these joint ventures, we reduced the amount we had to invest in order to assure access to potential future homesites, and, in some instances, we obtained access to land to which we could not otherwise have obtained access or could not have obtained access on as favorable terms. However, as the homebuilding market deteriorated beginning in 2006, many of our joint venture partners became financially unable or unwilling to fulfill their obligations.

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

During 2007, 2008 and 2009, we have significantly reduced the number of joint ventures in which we participate and our exposure to recourse indebtedness of such joint ventures. However, the risks to us from joint ventures in which we are a participant are likely to continue at least as long as the value of residential properties continues to decline.

The unconsolidated entities in which we have investments may not be able to modify the terms of their debt arrangements.

Some of the unconsolidated entities’ debt arrangements contain financial covenants they may not be able to meet. Additionally, certain joint venture loan agreements have minimum number of homesite takedown requirements in which the joint ventures are required to sell a minimum number of homesites over a stated

amount of time. Due to the deterioration of the homebuilding market, many of the joint ventures are in the process of repaying, refinancing, renegotiating or extending their loans. This action may be required, for example, in the case of an expired maturity date or a failure to comply with the loan’s covenants. There can be no assurance that the joint ventures will be able to finance, refinance, renegotiate or extend, on terms we and our joint venture partners deem acceptable, all of the joint venture loans that are currently being renegotiated. If joint ventures are unsuccessful in these efforts, we could be required to provide at least a portion of the funds the joint ventures need to be able to repay the loans.

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

Substantially all of the loans we originate are sold within a short period in the secondary mortgage market on a servicing released, non-recourse basis; although, we remain liable for certain limited representations and warranties related to loan sales. If there is a decline in the secondary mortgage market, our ability to sell mortgages could be adversely impacted and we could be required to fund our commitments to our homebuyers with our own financial resources or require our homebuyers to find other sources of financing. If we became unable to sell loans into the secondary mortgage market or directly to the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), we would either have to curtail our origination of mortgage loans, which among other things, could significantly reduce our ability to sell homes, or to commit our own funds to long term investments in mortgage loans, which could, among other things, delay the time when we recognize revenues from home sales on our statements of operations.

Our Financial Services segment is adversely affected by reduced demand for our homes.

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

Our long-term ability to build homes depends upon our acquiring land suitable for residential building at reasonable prices in locations where we want to build. For a number of years, we experienced an increase in competition for suitable land as a result of land constraints in many of our markets, which increased the price we had to pay to acquire land. Then, when demand for new homes began to drop beginning in 2006, we started to reduce our land inventory to bring it in line with the reduced rate at which we were absorbing land into our operations. While the current reduced demand for new homes is making it possible to purchase land at prices far below those we were required to pay prior to 2006, in the long term, competition for suitable land is likely to increase again, and as available land is developed, the cost of acquiring additional suitable land could rise, and in some areas suitable land might not be available at reasonable prices. Any land shortages or any decrease in the supply of suitable land at reasonable prices could limit our ability to develop new communities or result in increased land costs that we are not able to pass through to our customers. This could adversely impact our revenues, earnings and margins.

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

Our homebuyers’ ability to qualify for and obtain affordable mortgages could be impacted by changes in government sponsored entities and private mortgage insurance companies supporting the mortgage market.

Changes made by Fannie Mae, Freddie Mac, FHA/VA sponsored mortgage programs, as well as changes made by private mortgage insurance companies, could result in a reduction in the ability for homebuyers to qualify for mortgages due to tighter lending standards such as higher income requirements, larger down payments, increased reserves and higher credit scores. Higher income requirements could reduce the amount that homebuyers can qualify for when buying new homes. Larger down payment requirements and increased asset reserve thresholds could prevent or delay some homebuyers from entering the market. Increased credit score requirements could also eliminate a segment of potential homebuyers.

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

We are subject to extensive and complex laws and regulations that affect the land development and homebuilding process, including laws and regulations related to zoning, permitted land uses, levels of density, building design, elevation of properties, water and waste disposal and use of open spaces. In addition, we are subject to laws and regulations related to workers’ health and safety. We also are subject to a variety of local, state and federal laws and regulations concerning the protection of health and the environment. In some of the markets where we operate, we are required by law to pay environmental impact fees, use energy-saving construction materials and give commitments to municipalities to provide certain infrastructure such as roads and sewage systems. We generally are required to obtain permits, entitlements and approvals from local authorities to commence and carry out residential development or home construction. Such permits, entitlements and approvals may, from time-to-time, be opposed or challenged by local governments, neighboring property owners or other interested parties, adding delays, costs and risks of non-approval to the process. Our obligation to comply with the laws and regulations under which we operate, and our need to ensure that our associates, subcontractors and other agents comply with these laws and regulations, could result in delays in construction and land development, cause us to incur substantial costs and prohibit or restrict land development and homebuilding activity in certain areas in which we operate.

We can be injured by failures of persons who act on our behalf to comply with applicable regulations and guidelines.

Although we expect all of our associates (i.e., employees), officers and directors to comply at all times with all applicable laws, rules and regulations, there are instances in which subcontractors or others through whom we do business engage in practices that do not comply with applicable regulations or guidelines. Sometimes our associates have been aware of these practices but did not take steps to prevent them. When we learn of practices relating to homes we build or financing we provide that do not comply with applicable regulations or guidelines, we move actively to stop the non-complying practices as soon as possible and we have taken disciplinary action with regard to our associates who were aware of the practices, including in some instances terminating their employment. However, regardless of the steps we take after we learn of practices that do not comply with applicable regulations or guidelines, we can in some instances be subject to fines or other governmental penalties, and our reputation can be injured, due to the practices’ having taken place.

Tax law changes could make home ownership more expensive or less attractive.

Significant expenses of owning a home, including mortgage interest expense and real estate taxes, generally are deductible expenses for the purpose of calculating an individual’s federal, and in some cases state, taxable income. If the government were to make changes to income tax laws that eliminate or substantially reduce these income tax deductions, the after-tax cost of owning a home would increase substantially. This could adversely impact demand for, and/or sales prices of, new homes.

Other Risks

We have a stockholder who can exercise significant influence over matters that are brought to a vote of our stockholders.

Stuart A. Miller, our President, Chief Executive Officer and a Director, has voting control, through personal holdings and family-owned entities, of Class A and Class B common stock that enables Mr. Miller to cast approximately 46% of the votes that may be cast by the holders of our outstanding Class A and Class B common stock combined. That effectively gives Mr. Miller the power to control the election of our directors and the approval of matters that are presented to our stockholders. Mr. Miller’s voting power might discourage someone from acquiring us or from making a significant equity investment in us, even if we needed the investment to meet our obligations and to operate our business. Also, because of his voting power, Mr. Miller may be able to authorize actions that are contrary to our other stockholders’ desires.

We may not be able to benefit from net operating loss (“NOL”) carryforwards.

We suffered significant losses in 2007, 2008 and 2009 for both tax and financial statement purposes. We were able to carry back 100% of our 2007 tax loss and most of our 2008 tax loss. However, for our 2009 fiscal year the legislation enacted in November 2009 that expanded the NOL carryback to 5 years only allows 50% of taxable income earned in 2004 to be offset with 2009 loss. As such, we will only receive tax benefits with regard to the remainder of the losses that were not carried back, if we have taxable income in the 20 year NOL carryforward period. Additionally, we have fully reserved against all our deferred tax assets, including our NOL carryforward that we were carrying on our financial statements, due to the possibility that we may not have taxable income that will enable us to benefit from them. However, these deferred tax assets will be available to us if we have sufficient future taxable income to take advantage of them.

Trading in our shares could substantially reduce our ability to use tax loss carryforwards.

Under the Internal Revenue Code, if there is a greater than 50% change of ownership of our stock during any three-year period caused by more than 5% shareholders, the ability to utilize NOL carryforwards are limited to the market value of the Company times the long term federal tax exempt rate. This change of ownership limitation can occur as a result of purchases and sales in the market by persons who become owners of more than 5% of our stock, even without becoming a new majority owner. During the past three years, there have not been any significant changes in our holdings by 5% shareholders. However, it is possible that as a result of future stock trading, within a three year period buyers could acquire in the market 5% or greater ownership interests in our stock totaling more than 50%. If that occurred, our ability to apply our tax loss carryforwards could become limited.

Item 1B.    Unresolved Staff Comments.

Not applicable.

Executive Officers of Lennar Corporation

The following individuals are our executive officers as of January 29, 2010:

Name	Position	Age
Stuart A. Miller	President and Chief Executive Officer	52
Jonathan M. Jaffe	Vice President and Chief Operating Officer	50
Richard Beckwitt	Executive Vice President	50
Bruce E. Gross	Vice President and Chief Financial Officer	51
Diane J. Bessette	Vice President and Treasurer	49
Mark Sustana	Secretary and General Counsel	48
David M. Collins	Controller	40

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

Mr. Beckwitt has served as our Executive Vice President since March 2006. In this position, Mr. Beckwitt is involved in all operational aspects of our company. Mr. Beckwitt served on the Board of Directors of D.R. Horton, Inc. from 1993 to November 2003. From 1993 to March 2000, he held various executive officer positions at D.R. Horton, including President of the company. From March 2000 to April 2003, Mr. Beckwitt was the owner and principal of EVP Capital, L.P., (a venture capital and real estate advisory company). Mr. Beckwitt retired in May 2003 to design and personally construct a second home in Maine.

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

In April 2008, we were named as a nominal defendant in a derivative suit in the United States District Court for the Southern District of Florida, Miami Division, entitled Doris Staehr, Derivatively on Behalf of Lennar Corporation v. Stuart A. Miller, et al., Case No. 08-20990-CIV, in which the plaintiff purports to assert claims for our benefit against some of our current and former officers and directors, primarily relating to allegedly inadequate or incorrect disclosures about the likelihood of a decline in the housing market and the effects it would have on us. Because the suit is allegedly brought for our benefit, it does not seek any damages from us. In August 2008, we moved to dismiss the suit on the ground that the plaintiff failed to make a demand on our directors that under most circumstances is a prerequisite to a derivative suit. The director defendants moved to dismiss for that and other reasons. In March 2009, the Court issued an order requiring the plaintiff to replead her complaint to avoid confusion regarding the theories upon which she predicated her claims, and denied the motions to dismiss as moot. In April 2009, the plaintiff filed an amended complaint. In May 2009, we again moved to dismiss for failure to make a pre-suit demand on our directors. The director defendants also filed another motion to dismiss. After those motions were fully briefed, the Court asked the parties to file supplemental briefs discussing the decision in In Re Citigroup Inc. Shareholder Derivative Litigation, 2009 WL 2610746 (S.D.N.Y. 2009), in which another court held that stockholders cannot bring a derivative claim for federal securities fraud based on alleged failure of disinterested directors to have disclosed facts of which they were aware when they made the decisions with which the litigation is concerned. The parties have filed the supplemental briefs and are now awaiting a decision from the Court on the motions to dismiss.

Item 4.    Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Class A and Class B common stock are listed on the New York Stock Exchange under the symbols “LEN” and “LEN.B,” respectively. The following table shows the high and low sales prices for our Class A and Class B common stock for the periods indicated, as reported by the NYSE, and cash dividends declared per share:

	Class A Common Stock High/Low Prices		Cash Dividends Per Class A Share
Fiscal Quarter	2009	2008	2009		2008
First	$11.56 – 5.54	$21.64 – 11.98	4	¢	16	¢
Second	$11.25 – 5.72	$22.73 – 13.40	4	¢	16	¢
Third	$15.92 – 7.28	$17.22 – 9.33	4	¢	16	¢
Fourth	$17.66 – 12.05	$16.90 – 3.42	4	¢	4	¢

	Class B Common Stock High/Low Prices		Cash Dividends Per Class B Share
Fiscal Quarter	2009	2008	2009		2008
First	$ 8.99 – 4.09	$20.10 – 11.14	4	¢	16	¢
Second	$ 8.93 – 4.36	$20.92 – 12.41	4	¢	16	¢
Third	$12.49 – 5.58	$15.43 – 8.46	4	¢	16	¢
Fourth	$13.87 – 9.18	$15.34 – 2.26	4	¢	4	¢

As of December 31, 2009, the last reported sale price of our Class A common stock was $12.77 and the last reported sale price of our Class B common stock was $9.84. As of December 31, 2009, there were approximately 1,000 and 720 holders of record, respectively, of our Class A and Class B common stock.

On January 12, 2010, our Board of Directors declared a quarterly cash dividend of $0.04 per share for both our Class A and Class B common stock, which is payable on February 12, 2010 to holders of record at the close of business on January 26, 2010. We regularly evaluate with our Board of Directors the decision whether to declare a dividend and the amount of the dividend.

In June 2001, our Board of Directors authorized a stock repurchase program to permit future purchases of up to 20 million shares of our outstanding common stock. During the three months and year ended November 30, 2009, there were no shares repurchased under this program.

The information required by Item 201(d) of Regulation S-K is provided in Item 12 of this Report.

Performance Graph

The following graph compares the five-year cumulative total return of our Class A common stock with the Dow Jones U.S. Home Construction Index and the Dow Jones U.S. Total Market Index. The graph assumes $100 invested on November 30, 2004 in our Class A common stock, the Dow Jones U.S. Home Construction Index and the Dow Jones U.S. Total Market Index, and the reinvestment of all dividends.

Comparison of Five - Year Cumulative Total Return

Fiscal Year Ended November 30

(2004=$100)

	2004	2005	2006	2007	2008	2009
Lennar Corporation	$100	130	119	33	15	28
Dow Jones U.S. Home Construction Index	$100	135	108	45	31	38
Dow Jones U.S. Total Market Index	$100	110	126	136	83	106

Item 6.    Selected Financial Data.

The following table sets forth our selected consolidated financial and operating information as of or for each of the years ended November 30, 2005 through 2009. The information presented below is based upon our historical financial statements, except for the results of operations of a subsidiary of the Financial Services segment’s title company that was sold in May 2005, which have been classified as discontinued operations.

	At or for the Years Ended November 30,
	2009	2008	2007	2006	2005
	(Dollars in thousands, except per share amounts)
Results of Operations:
Revenues:
Homebuilding	$2,834,285	4,263,038	9,730,252	15,623,040	13,304,599
Financial services	$285,102	312,379	456,529	643,622	562,372
Total revenues	$3,119,387	4,575,417	10,186,781	16,266,662	13,866,971
Operating earnings (loss) from continuing operations:
Homebuilding (1)	$(647,381)	(400,786)	(2,913,999)	986,153	2,277,091
Financial services (2)	$35,982	(30,990)	6,120	149,803	104,768
Corporate general and administrative expenses	$(120,093)	(129,752)	(173,202)	(193,307)	(187,257)
Loss on redemption of 9.95% senior notes	$—	—	—	—	(34,908)
Earnings (loss) from continuing operations before income taxes	$(731,492)	(561,528)	(3,081,081)	942,649	2,159,694
Earnings from discontinued operations before income taxes (3)	$—	—	—	—	17,261
Earnings (loss) from continuing operations (4)	$(417,147)	(1,109,085)	(1,941,081)	593,869	1,344,410
Earnings from discontinued operations	$—	—	—	—	10,745
Net earnings (loss)	$(417,147)	(1,109,085)	(1,941,081)	593,869	1,355,155
Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$(2.45)	(7.00)	(12.31)	3.69	8.17
Earnings from discontinued operations	$—	—	—	—	0.06
Net earnings (loss)	$(2.45)	(7.00)	(12.31)	3.69	8.23
Cash dividends declared per share—Class A common stock	$0.16	0.52	0.64	0.64	0.573
Cash dividends declared per share—Class B common stock	$0.16	0.52	0.64	0.64	0.573
Financial Position:
Total assets	$7,314,791	7,424,898	9,102,747	12,408,266	12,541,225
Debt:
Homebuilding	$2,761,352	2,544,935	2,295,436	2,613,503	2,592,772
Financial services	$217,557	225,783	541,437	1,149,231	1,269,782
Stockholders’ equity	$2,443,479	2,623,007	3,822,119	5,701,372	5,251,411
Shares outstanding (000s)	184,896	160,558	159,887	158,155	157,559
Stockholders’ equity per share	$13.22	16.34	23.91	36.05	33.33
Homebuilding Data (including unconsolidated entities):
Number of homes delivered	11,478	15,735	33,283	49,568	42,359
New orders	11,510	13,391	25,753	42,212	43,405
Backlog of home sales contracts	1,631	1,599	4,009	11,608	18,565
Backlog dollar value	$479,571	456,270	1,384,137	3,980,428	6,884,238

(1)

Homebuilding operating earnings (loss) from continuing operations include $359.9 million, $340.5 million, $2,445.1 million, $501.8 million and $20.5 million, respectively, of valuation adjustments for the years ended November 30, 2009, 2008, 2007, 2006 and 2005. In addition, it includes $101.9 million, $32.2 million, $364.2 million and $126.4 million, respectively, of our share of valuation adjustments related to assets of our investments in unconsolidated entities for the years ended November 30, 2009, 2008, 2007 and

2006, and $89.0 million, $172.8 million, $132.2 million and $14.5 million, respectively of valuation adjustments to our investments in unconsolidated entities for the years ended November 30, 2009, 2008, 2007 and 2006. During the year ended November 30, 2007, homebuilding operating earnings (loss) from continuing operations also includes $190.2 million of goodwill impairments. There were no other material valuation adjustments for the year ended November 30, 2005.

(2)	Financial Services operating loss from continuing operations for the year ended November 30, 2008 includes a $27.2 million impairment of the Financial Services segment’s goodwill.
(3)	Earnings from discontinued operations before income taxes include a gain of $15.8 million for the year ended November 30, 2005 related to the sale of a subsidiary of the Financial Services segment’s title company.
(4)	Earnings (loss) from continuing operations for the year ended November 30, 2009 primarily includes a reversal of our deferred tax asset valuation allowance of $351.8 million, primarily due to a change in tax legislation, which allowed us to carryback our fiscal year 2009 tax loss to recover previously paid income taxes. Earnings (loss) from continuing operations for the year ended November 30, 2008 include a $730.8 million valuation allowance recorded against our deferred tax assets.

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

Outlook

Despite high unemployment rates, increased foreclosures and tightening credit standards, recent demand trends in the communities in which we are selling homes indicate that the markets may be stabilizing as more confident homebuyers are taking advantage of increased affordability resulting from declining home prices, historically low interest rates and government stimulus programs. We are optimistic that homebuyers have recognized that the residential housing market is improving and will continue to take advantage of the government stimulus, which includes new tax legislation that extended the homebuyer tax credit through April 30, 2010 and expanded it to include other than first time homebuyers.

We ended the year with $1.3 billion in cash and a homebuilding debt-to-total capital ratio, net of homebuilding cash, of 36.9%. Additionally, as a result of tax legislation that was enacted in our fourth quarter, we will receive a tax refund of approximately $320 million in early 2010. We extended our debt maturities by issuing $400 million of senior notes maturing in 2017 and retiring $448 million of senior notes and other debt. We also issued $225 million of stock under our $275 million equity draw down program. These transactions provide us additional financial flexibility and capital for new investment opportunities such as adding new communities with high return expectations, investing in long-term, strategic joint ventures (similar to Newhall) and investing in distressed opportunities.

We continue to focus on the basics of our homebuilding operations as we strategically position our company for a potential return to profitability in 2010. In late 2008, we experienced higher cancellation rates resulting in an increase in completed, unsold inventory. In early 2009 we were able to convert our completed, unsold inventory into cash by offering higher sales incentives. Additionally, in 2009 we continued focusing on refining our product offering, reducing the number of floor plans and targeting first time and value oriented homebuyers. These more efficient product offerings have significantly reduced our construction costs and allowed us to meet our customers’ demands. These cost savings, combined with reduced sales incentives, improved our gross margins throughout the second half of 2009. We also reduced S,G&A expenses by right-sizing our overhead levels which should allow for leveraging additional volume. Our homebuilding divisions are focused on operating at profitable levels and generating positive cash flow in 2010.

Results of Operations

Overview

Our net loss in 2009 was $417.1 million, or $2.45 per basic and diluted share, compared to a net loss of $1,109.1 million, or $7.00 per basic and diluted share, in 2008. Our net loss in 2009 was reduced by the benefit for income taxes of $314.3 million. The current year net loss was attributable to the challenging market conditions that have persisted during 2009 and has impacted all of our homebuilding operations. Our gross margin percentage decreased in 2009, compared to 2008, primarily due to an increase in valuation adjustments as a percentage of home sales revenue and a decrease in the average sales price of homes delivered during 2009, compared to 2008.

The following table sets forth financial and operational information for the years indicated related to our operations.

	Years Ended November 30,
	2009	2008	2007
	(Dollars in thousands, except average sales price)
Homebuilding revenues:
Sales of homes	$2,776,850	4,150,717	9,462,940
Sales of land	57,435	112,321	267,312

Total homebuilding revenues	2,834,285	4,263,038	9,730,252

Homebuilding costs and expenses:
Cost of homes sold	2,524,850	3,641,090	8,892,268
Cost of land sold	236,277	245,536	1,928,451
Selling, general and administrative	449,259	655,255	1,368,358

Total homebuilding costs and expenses	3,210,386	4,541,881	12,189,077

Homebuilding operating margins	(376,101)	(278,843)	(2,458,825)
Equity in loss from unconsolidated entities	(130,917)	(59,156)	(362,899)
Other expense, net	(98,425)	(172,387)	(50,221)
Other interest expense	(70,850)	(27,594)	(25,808)
Minority interest income (expense), net	28,912	4,097	(1,927)
Gain on recapitalization of unconsolidated entity	—	133,097	175,879
Goodwill impairments	—	—	(190,198)

Homebuilding operating loss	$(647,381)	(400,786)	(2,913,999)

Financial services revenues	285,102	312,379	456,529
Financial services costs and expenses (1)	249,120	343,369	450,409

Financial services operating earnings (loss)	$35,982	(30,990)	6,120

Total operating loss	(611,399)	(431,776)	(2,907,879)
Corporate general and administrative expenses	(120,093)	(129,752)	(173,202)

Loss before income taxes	$(731,492)	(561,528)	(3,081,081)

Gross margin on home sales	9.1%	12.3%	6.0%

SG&A expenses as a % of revenues from home sales	16.2%	15.8%	14.5%

Operating margin as a % of revenues from home sales	(7.1)%	(3.5)%	(8.4)%

Gross margin on home sales excluding valuation adjustments (2)	15.6%	17.0%	13.9%

Operating margin as a % of revenues from home sales excluding valuation adjustments (2)	(0.6)%	1.2%	(0.5)%

Average sales price	$243,000	270,000	297,000

(1)	Financial Services costs and expenses for the year ended November 30, 2008 include a $27.2 million impairment of goodwill.
(2)	Gross margin on home sales excluding valuation adjustments and operating margin as a percentage of revenues from home sales excluding valuation adjustments are non-GAAP financial measures disclosed by certain of our competitors and have been presented because we find it useful in evaluating our performance and believe that it helps readers of our financial statements compare our operations with those of our competitors. See the Non-GAAP Financial Measure section.

2009 versus 2008

Revenues from home sales decreased 33% in the year ended November 30, 2009 to $2.8 billion from $4.2 billion in 2008. Revenues were lower primarily due to a 26% decrease in the number of home deliveries, excluding unconsolidated entities, and a 10% decrease in the average sales price of homes delivered in 2009. New home deliveries, excluding unconsolidated entities, decreased to 11,422 homes in the year ended November 30, 2009 from 15,344 homes last year. In the year ended November 30, 2009, new home deliveries were lower in each of our homebuilding segments and Homebuilding Other, compared to 2008. The average sales price of homes delivered decreased to $243,000 in the year ended November 30, 2009 from $270,000 in 2008. Sales incentives offered to homebuyers were $44,800 per home delivered in the year ended November 30, 2009, compared to $48,700 per home delivered last year.

Gross margins on home sales were $252.0 million, or 9.1%, in the year ended November 30, 2009, which included $180.2 million of valuation adjustments, compared to gross margins on home sales of $509.6 million, or 12.3%, in the year ended November 30, 2008, which included $195.5 million of valuation adjustments. Gross margins on home sales excluding valuation adjustments were $432.2 million, or 15.6%, in the year ended November 30, 2009, compared to $705.1 million, or 17.0%, in 2008. Gross margin percentage on home sales, excluding valuation adjustments, decreased compared to last year, due primarily to reduced sales prices. Gross margins on home sales excluding valuation adjustments is a Non-GAAP financial measure, which is discussed in the Non-GAAP Financial Measure section.

Homebuilding interest expense was $147.4 million in the year ended November 30, 2009 ($67.4 million was included in cost of homes sold, $9.2 million in cost of land sold and $70.9 million in other interest expense), compared to $130.4 million in the year ended November 30, 2008 ($99.3 million was included in cost of homes sold, $3.4 million in cost of land sold and $27.6 million in other interest expense). Despite a decrease in deliveries during the year ended November 30, 2009, compared to last year, interest expense increased primarily due to the interest related to the $400 million 12.25% senior notes due 2017 issued during the second quarter of 2009, as well as a reduction in qualifying assets eligible for interest capitalization as a result of a decrease in inventories from prior year.

Our homebuilding debt to total capital ratio as of November 30, 2009 was 53.1%, compared to 49.2% as of November 30, 2008. Our net homebuilding debt to total capital ratio as of November 30, 2009 was 36.9% compared to 35.7% as of November 30, 2008. The net homebuilding debt to total capital ratio consists of net homebuilding debt (homebuilding debt less homebuilding cash and cash equivalents) divided by total capital (net homebuilding debt plus stockholders’ equity).

Selling, general and administrative expenses were reduced by $206.0 million, or 31%, in the year ended November 30, 2009, compared to last year, primarily due to reductions in associate headcount, variable selling expenses and fixed costs. As a percentage of revenues from home sales, selling, general and administrative expenses increased to 16.2% in the year ended November 30, 2009, from 15.8% in 2008, due to lower revenues.

Losses on land sales totaled $178.8 million in the year ended November 30, 2009, which included $108.9 million of valuation adjustments and $84.4 million of write-offs of deposits and pre-acquisition costs related to homesites under option that we do not intend to purchase. In the year ended November 30, 2008, losses on land sales totaled $133.2 million, which included $47.8 million of valuation adjustments and $97.2 million of write-offs of deposits and pre-acquisition costs related to homesites that were under option.

Equity in loss from unconsolidated entities was $130.9 million in the year ended November 30, 2009, which included $101.9 million of our share of valuation adjustments related to assets of unconsolidated entities in which we have investments, compared to equity in loss from unconsolidated entities of $59.2 million in the year ended November 30, 2008, which included $32.2 million of our share of valuation adjustments related to assets of unconsolidated entities in which we have investments.

Other expense, net totaled $98.4 million in the year ended November 30, 2009, which included $89.0 million of valuation adjustments to our investments in unconsolidated entities and $9.7 million of write-offs of notes and other receivables, compared to other expense, net of $172.4 million in the year ended November 30, 2008, which included $172.8 million of valuation adjustments to our investments in unconsolidated entities and $25.0 million of write-offs of notes and other receivables.

Minority interest income, net was $28.9 million in the year ended November 30, 2009, which included $13.6 million of minority interest income as a result of $27.2 million of valuation adjustments to inventories of 50%-owned consolidated joint ventures, compared to minority interest income, net of $4.1 million in the year ended November 30, 2008.

Sales of land, equity in loss from unconsolidated entities, other expense, net and minority interest income, net may vary significantly from period to period depending on the timing of land sales and other transactions entered into by us and unconsolidated entities in which we have investments.

Operating earnings for our Financial Services segment was $36.0 million in the year ended November 30, 2009, compared to an operating loss of $31.0 million last year. The increase in profitability in our Financial Services segment was primarily due to lower fixed costs as a result of successful cost reduction initiatives implemented throughout the downturn. In addition, in the year ended November 30, 2008, there was a $27.2 million write-off of goodwill related to the segment’s mortgage operations, compared to no write-off in the year ended November 30, 2009.

Corporate general and administrative expenses were reduced by $9.7 million, or 7%, for the year ended November 30, 2009, compared to 2008. As a percentage of total revenues, corporate general and administrative expenses increased to 3.8% in the year ended November 30, 2009, from 2.8% last year, due to lower revenues.

A reduction of the carrying amounts of deferred tax assets by a valuation allowance is required, if based on available evidence, it is more likely than not that such assets will not be realized. As a result of our net operating loss during the year ended November 30, 2009, we generated deferred tax assets of $269.6 million and recorded a non-cash valuation allowance against the entire amount of the deferred tax assets. In addition, we recorded a reversal of our deferred tax asset valuation allowance of $351.8 million during the fourth quarter of 2009, primarily due to a change in tax legislation, which allowed us to carry back our fiscal year 2009 tax loss to recover previously paid income taxes.

At November 30, 2009, we owned 82,703 homesites and had access to an additional 21,173 homesites through either option contracts with third parties or agreements with unconsolidated entities in which we have investments. At November 30, 2009, 2% of the homesites we owned were subject to home purchase contracts. Our backlog of sales contracts was 1,631 homes ($479.6 million) at November 30, 2009, compared to 1,599 homes ($456.3 million) at November 30, 2008.

2008 versus 2007

Revenues from home sales decreased 56% in the year ended November 30, 2008 to $4.2 billion from $9.5 billion in 2007. Revenues were lower primarily due to a 51% decrease in the number of home deliveries, excluding unconsolidated entities, and a 9% decrease in the average sales price of homes delivered in 2008. New home deliveries, excluding unconsolidated entities, decreased to 15,344 homes in the year ended November 30, 2008 from 31,582 homes in 2007. In the year ended November 30, 2008, new home deliveries were lower in each of our homebuilding segments and Homebuilding Other, compared to 2007. The average sales price of homes delivered decreased to $270,000 in the year ended November 30, 2008 from $297,000 in 2007, due to reduced pricing. Sales incentives offered to homebuyers were $48,700 and $48,000 per home delivered, respectively, in the years ended November 30, 2008 and 2007.

Gross margins on home sales were $509.6 million, or 12.3%, in the year ended November 30, 2008, which included $195.5 million of valuation adjustments, compared to gross margins on home sales of $570.7 million, or 6.0%, in the year ended November 30, 2007, which included $747.8 million of valuation adjustments. Gross margins on home sales excluding valuation adjustments were $705.1 million, or 17.0%, in the year ended November 30, 2008, compared to $1,318.5 million, or 13.9%, in 2007. Gross margin percentage on home sales, excluding valuation adjustments, improved compared to 2007 primarily due to our lower inventory basis and continued focus on repositioning our product and reducing construction costs. Gross margins on home sales excluding valuation adjustments is a non-GAAP financial measure which is discussed in the Non-GAAP Financial Measure section.

Homebuilding interest was $130.4 million in 2008 ($99.3 million was included in cost of homes sold, $3.4 million in cost of land sold and $27.6 million in other interest expense), compared to $203.7 million in 2007 ($168.5 million was included in cost of homes sold, $9.4 million in cost of land sold and $25.8 million in other interest expense). The decrease in interest expense was due to lower interest costs resulting from lower average debt during 2008, as well as decreased deliveries during 2008, compared to 2007.

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

Selling, general and administrative expenses were reduced by $713.1 million, or 52%, in the year ended November 30, 2008, compared to 2007, primarily due to the consolidation of divisions, which resulted in reductions in associate headcount, variable selling expense and fixed costs. As a percentage of revenues from home sales, selling, general and administrative expenses increased to 15.8% in the year ended November 30, 2008, from 14.5% in 2007, due to lower revenues.

Losses on land sales totaled $133.2 million in the year ended November 30, 2008, which included $47.8 million of valuation adjustments and $97.2 million of write-offs of deposits and pre-acquisition costs related to homesites that were under option. In the year ended November 30, 2007, losses on land sales totaled $1,661.1 million, which included $1,167.3 million of valuation adjustments and $530.0 million of write-offs of deposits and pre-acquisition costs related to homesites that were under option.

Equity in loss from unconsolidated entities was $59.2 million in the year ended November 30, 2008, which included $32.2 million of our share of valuation adjustments related to assets of unconsolidated entities in which we have investments, compared to equity in loss from unconsolidated entities of $362.9 million in the year ended November 30, 2007, which included $364.2 million of our share of valuation adjustments related to assets of unconsolidated entities in which we have investments.

Other expense, net totaled $172.4 million in the year ended November 30, 2008, which included $172.8 million of valuation adjustments to our investments in unconsolidated entities and $25.0 million of write-offs of notes and other receivables, compared to other expense, net of $50.2 million in the year ended November 30, 2007, which included $132.2 million of valuation adjustments to our investments in unconsolidated entities.

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

Sales of land, equity in loss from unconsolidated entities, other expense, net and minority interest income (expense), net may vary significantly from period to period depending on the timing of land sales and other transactions entered into by us and unconsolidated entities in which we have investments.

Operating loss for the Financial Services segment was $31.0 million in the year ended November 30, 2008, compared to operating earnings of $6.1 million in 2007. The decline in profitability was primarily due to a goodwill impairment of $27.2 million related to the segment’s mortgage operations and fewer transactions in the segment’s title and mortgage operations.

Corporate general and administrative expenses were reduced by $43.5 million, or 25%, for the year ended November 30, 2008, compared to 2007. As a percentage of total revenues, corporate general and administrative expenses increased to 2.8% in the year ended November 30, 2008, from 1.7% in 2007, due to lower revenues.

A reduction of the carrying amounts of deferred tax assets by a valuation allowance is required, if based on available evidence, it is more likely than not that such assets will not be realized. As a result of our operational results for the year ended November 30, 2008, we incurred cumulative losses over the evaluation period we established. Accordingly, based on our evaluation of available evidence including our cumulative losses in the evaluation period, our current level of profits and losses and current market conditions, we recorded a $730.8 million non-cash valuation allowance against our deferred tax assets during the year ended November 30, 2008.

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

Non-GAAP Financial Measure

Gross margins on home sales excluding valuation adjustments is a non-GAAP financial measure, and is defined by us as sales of homes revenue less cost of homes sold excluding valuation adjustments recorded during the period. Management finds this to be an important and useful measure in evaluating our performance because it discloses the profit we generate on homes we actually delivered during the period, as our valuation adjustments relate to inventory that we did not deliver during the period. Gross margins on home sales excluding valuation adjustments also is important to our management, because it assists our management in making strategic decisions regarding our construction pace, product mix and product pricing based upon the profitability we generated on homes we actually delivered during previous periods. We believe investors also find gross margins on home sales excluding valuation adjustments to be important and useful because it discloses a profitability measure on homes we actually delivered in a period that can be compared to the profitability on homes we delivered in a prior period without regard to the variability of valuation adjustments recorded from period to period. In addition, to the extent that our competitors provide similar information, disclosure of our gross margins on home sales excluding valuation adjustments helps readers of our financial statements compare our ability to generate profits with regard to the homes we deliver in a period to our competitors’ ability to generate profits with regard to the homes they deliver in the same period.

Although management finds gross margins on home sales excluding valuation adjustments to be an important measure in conducting and evaluating our operations, this measure has limitations as an analytical tool as it is not reflective of the actual profitability generated by our company during the period. This is because it excludes charges we recorded relating to inventory that was impaired during the period. In addition, because gross margins on home sales excluding valuation adjustments is a financial measure that is not calculated in accordance with generally accepted accounting principles (“GAAP”), it may not be completely comparable to similarly titled measures of our competitors due to differences in methods of calculation and charges being excluded. Our management compensates for the limitations of using gross margins on home sales excluding valuation adjustments by using this non-GAAP measure only to supplement our GAAP results in order to provide a more complete understanding of the factors and trends affecting our operations. In order to analyze our overall performance and actual profitability relative to our homebuilding operations, we also compare our gross margins on home sales during the period, inclusive of valuation adjustments, with the same measure during prior comparable periods. Due to the limitations discussed above, gross margins on home sales excluding valuation adjustments should not be viewed in isolation as it is not a substitute for GAAP measures of gross margins.

The table set forth below reconciles our gross margins on home sales excluding valuation adjustments for the years ended November 30, 2009, 2008 and 2007 to our gross margins on home sales for the years ended November 30, 2009, 2008 and 2007:

	Years Ended November 30,
	2009	2008	2007
	(In thousands)
Sales of homes	$2,776,850	4,150,717	9,462,940
Cost of homes sold	2,524,850	3,641,090	8,892,268

Gross margins on home sales	252,000	509,627	570,672
Valuation adjustments to finished homes, CIP and land on which we intend to build homes	180,239	195,518	747,843

Gross margins on homes sales excluding valuation adjustments	$432,239	705,145	1,318,515

Homebuilding Segments

Our Homebuilding operations construct and sell homes primarily for first-time, move-up and active adult homebuyers primarily under the Lennar brand name. In addition, our homebuilding operations also purchase, develop and sell land to third parties. In certain circumstances, we diversify our operations through strategic alliances and attempt to minimize our risks by investing with third parties in joint ventures.

We have grouped our homebuilding activities into four reportable segments, which we refer to as Homebuilding East, Homebuilding Central, Homebuilding West and Homebuilding Houston. Information about homebuilding activities in states that do not have economic characteristics that are similar to those in other states in the same geographic is grouped under “Homebuilding Other.” Reference in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to homebuilding segments are to those reportable segments.

At November 30, 2009, our reportable homebuilding segments and Homebuilding Other consisted of homebuilding operations located in:

East: Florida, Maryland, New Jersey and Virginia.

Central: Arizona, Colorado and Texas. (1)

West: California and Nevada.

Houston: Houston, Texas.

Other: Illinois, Minnesota, New York, North Carolina and South Carolina.

(1)	Texas in the Central reportable segment excludes Houston, Texas, which is its own reportable segment.

The following tables set forth selected financial and operational information related to our homebuilding operations for the years indicated:

Selected Financial and Operational Data

	Years Ended November 30,
	2009	2008	2007
	(In thousands)
Revenues:
East:
Sales of homes	$844,689	1,252,725	2,691,198
Sales of land	27,569	23,033	63,452

Total East	872,258	1,275,758	2,754,650

Central:
Sales of homes	361,273	512,957	1,549,020
Sales of land	5,910	20,153	56,819

Total Central	367,183	533,110	1,605,839

West:
Sales of homes	810,459	1,408,051	3,460,667
Sales of land	15,778	32,112	83,045

Total West	826,237	1,440,163	3,543,712

Houston:
Sales of homes	429,127	542,288	815,250
Sales of land	5,691	8,565	23,000

Total Houston	434,818	550,853	838,250

Other:
Sales of homes	331,302	434,696	946,805
Sales of land	2,487	28,458	40,996

Total Other	333,789	463,154	987,801

Total homebuilding revenues	$2,834,285	4,263,038	9,730,252

	Years Ended November 30,
	2009	2008	2007
	(In thousands)
Operating earnings (loss):
East:
Sales of homes	$(70,878)	(37,361)	(366,153)
Sales of land	(92,968)	(41,242)	(400,830)
Equity in loss from unconsolidated entities	(5,660)	(31,422)	(58,069)
Other expense, net	(11,900)	(37,633)	(11,151)
Other interest expense	(24,847)	(9,376)	(9,759)
Minority interest income (expense), net	474	3,924	(923)
Goodwill impairments	—	—	(46,274)

Total East	(205,779)	(153,110)	(893,159)

Central:
Sales of homes	(39,309)	(67,124)	(110,663)
Sales of land	406	(11,330)	(142,330)
Equity in loss from unconsolidated entities	(8,143)	(1,310)	(25,378)
Other expense, net	(13,371)	(9,954)	(12,938)
Other interest expense	(10,223)	(5,369)	(5,896)
Minority interest income (expense), net	94	(407)	(85)
Goodwill impairments	—	—	(31,293)

Total Central	(70,546)	(95,494)	(328,583)

West:
Sales of homes	(80,294)	(67,757)	(347,018)
Sales of land	(48,125)	(74,987)	(950,316)
Equity in loss from unconsolidated entities	(114,373)	(25,113)	(274,267)
Other expense, net	(66,568)	(100,597)	(28,272)
Other interest expense	(21,710)	(8,339)	(10,132)
Minority interest income (expense), net	5,390	440	(723)
Gain on recapitalization of unconsolidated entity	—	133,097	175,879
Goodwill impairments	—	—	(43,955)

Total West	(325,680)	(143,256)	(1,478,804)

Houston:
Sales of homes	25,854	39,897	76,378
Sales of land	(3,424)	807	1,151
Equity in loss from unconsolidated entities	(1,801)	(920)	(752)
Other income (expense), net	(900)	(978)	2,878
Other interest expense	(3,287)	—	—
Minority interest income, net	—	—	22

Total Houston	16,442	38,806	79,677

Other:
Sales of homes	(32,632)	(13,283)	(50,230)
Sales of land	(34,731)	(6,463)	(168,814)
Equity in loss from unconsolidated entities	(940)	(391)	(4,433)
Other expense, net	(5,686)	(23,226)	(738)
Other interest expense	(10,783)	(4,509)	(21)
Minority interest income (expense), net	22,954	140	(218)
Goodwill impairments	—	—	(68,676)

Total Other	(61,818)	(47,732)	(293,130)

Total homebuilding operating loss	$(647,381)	(400,786)	(2,913,999)

Summary of Homebuilding Data

Deliveries

				For the Years Ended November 30,
				Homes
				2009	2008	2007
East				3,817	4,957	9,840
Central				1,796	2,442	7,020
West				2,480	4,031	8,739
Houston				2,150	2,736	4,380
Other				1,235	1,569	3,304

Total				11,478	15,735	33,283

Of the total home deliveries above, 56, 391 and 1,701, respectively, represent deliveries from unconsolidated entities for the years ended November 30, 2009, 2008 and 2007.
	For the Years Ended November 30,
	Dollar Value (In thousands)			Average Sales Price
	2009	2008	2007	2009	2008	2007
East	$844,689	1,276,454	2,839,959	221,000	258,000	289,000
Central	361,273	512,957	1,549,020	201,000	210,000	221,000
West	856,285	1,519,219	3,764,510	345,000	377,000	431,000
Houston	429,127	542,288	815,250	200,000	198,000	186,000
Other	331,852	504,336	1,011,179	269,000	321,000	306,000

Total	$2,823,226	4,355,254	9,979,918	246,000	277,000	300,000

Of the total dollar value of home deliveries above, $46.4 million, $204.5 million and $517.0 million, respectively, represent the dollar value of home deliveries from unconsolidated entities for the years ended November 30, 2009, 2008 and 2007. The home deliveries from unconsolidated entities had an average sales price of $828,000, $523,000 and $304,000, respectively, for the years ended November 30, 2009, 2008 and 2007.

Sales Incentives (1)

				For the Years Ended November 30,
				2009	(In thousands) 2008	2007
East				$190,600	260,118	543,727
Central				65,448	97,136	231,603
West				129,476	253,732	577,734
Houston				72,480	67,408	67,637
Other				54,030	68,124	95,133

Total				$512,034	746,518	1,515,834

	For the Years Ended November 30,
	Average Sales Incentives Per Home Delivered			Sales Incentives as a % of Revenue
	2009	2008	2007	2009	2008	2007
East	$49,900	53,400	60,800	18.4%	17.2%	16.9%
Central	36,400	39,800	33,000	15.4%	15.9%	13.0%
West	53,400	66,600	71,600	13.8%	15.3%	14.3%
Houston	33,700	24,600	15,400	14.4%	11.1%	7.7%
Other	43,800	45,900	30,100	14.0%	13.6%	9.1%

Total	$44,800	48,700	48,000	15.6%	15.3%	13.9%

(1)	Sales incentives relate to home deliveries during the period, excluding deliveries by unconsolidated entities.

New Orders (2)

				Years Ended November 30,
				Homes
				2009	2008	2007
East				3,710	3,953	7,492
Central				1,840	2,280	5,055
West				2,569	3,396	6,765
Houston				2,130	2,416	3,621
Other				1,261	1,346	2,820

Total				11,510	13,391	25,753

Of the new orders above, 58, 174 and 1,091, respectively, represent new orders from unconsolidated entities for the years ended November 30, 2009, 2008 and 2007.
	Years Ended November 30,
	Dollar Value (In thousands)			Average Sales Price
	2009	2008	2007	2009	2008	2007
East	$820,209	910,749	1,976,047	221,000	230,000	264,000
Central	373,084	470,721	1,021,704	203,000	206,000	202,000
West	892,002	1,249,733	2,857,727	347,000	368,000	422,000
Houston	432,380	471,733	683,605	203,000	195,000	189,000
Other	328,858	357,718	825,222	261,000	266,000	293,000

Total	$2,846,533	3,460,654	7,364,305	247,000	258,000	286,000

Of the total dollar value of new orders above, $41.5 million, $97.5 million and $273.5 million, respectively, represent the dollar value of new orders from unconsolidated entities for the years ended November 30, 2009, 2008 and 2007. The new orders from unconsolidated entities had an average sales price of $716,000, $560,000 and $251,000, respectively, for the years ended November 30, 2009, 2008 and 2007.

__________

(2)    New orders represent the number of new sales contracts executed by homebuyers, net of cancellations, during the years ended November 30, 2009, 2008 and 2007.

Backlog

				November 30,
				Homes
				2009	2008	2007
East				682	787	1,797
Central				167	123	285
West				336	247	942
Houston				249	269	589
Other				197	173	396

Total				1,631	1,599	4,009

Of the total homes in backlog above, 9 homes, 8 homes and 364 homes, respectively, represent homes in backlog from unconsolidated entities at November 30, 2009, 2008 and 2007.
	November 30,
	Dollar Value (In thousands)			Average Sales Price
	2009	2008	2007	2009	2008	2007
East	$179,175	202,791	587,100	263,000	258,000	327,000
Central	36,158	23,736	67,344	217,000	193,000	236,000
West	143,868	108,779	408,280	428,000	440,000	433,000
Houston	60,876	57,785	128,340	244,000	215,000	218,000
Other	59,494	63,179	193,073	302,000	365,000	488,000

Total	$479,571	456,270	1,384,137	294,000	285,000	345,000

Of the total dollar value of homes in backlog above, $7.2 million, $12.5 million and $182.7 million, respectively, represent the dollar value of homes in backlog from unconsolidated entities at November 30, 2009, 2008 and 2007. The homes in backlog from unconsolidated entities had an average sales price of $804,000, $1,558,000 and $502,000, respectively, at November 30, 2009, 2008 and 2007.

Backlog represents the number of homes under sales contracts. Homes are sold using sales contracts, which are generally accompanied by sales deposits. In some instances, purchasers are permitted to cancel sales if they fail to qualify for financing or under certain other circumstances. We experienced cancellation rates in our homebuilding segments and Homebuilding Other as follows:

	Years Ended November 30,
	2009	2008	2007
Cancellation Rates
East	22%	31%	34%
Central	17%	22%	29%
West	15%	24%	29%
Houston	19%	27%	32%
Other	16%	23%	20%

Total	18%	26%	30%

During the fourth quarter of 2009, our cancellation rate was 20%. Our cancellation rate during 2009 decreased to a historically normal level. We do not recognize revenue on homes under sales contracts until the sales are closed and title passes to the new homeowners, except for our multi-level residential buildings under construction for which revenue was recognized under percentage-of-completion accounting during 2007. In 2008 and 2009, we did not recognize revenues and expenses under percentage-of-completion accounting for our multi-level residential buildings under construction.

2009 versus 2008

East: Homebuilding revenues decreased in 2009, compared to 2008, primarily due to a decrease in the number of home deliveries and in the average sales price of homes delivered in all of the states in this segment. Gross margins on home sales were $36.2 million, or 4.3%, in 2009 including valuation adjustments of $73.7 million, compared to gross margins on home sales of $164.5 million, or 13.1%, in 2008 including $76.8 million of valuation adjustments. Gross margins on home sales excluding valuation adjustments were $109.8 million, or 13.0%, in 2009, compared to $241.3 million, or 19.3%, in 2008. Gross margin percentage on home sales, excluding valuation adjustments, decreased compared to last year due to reduced pricing and higher sales incentives offered to homebuyers as a percentage of revenues from home sales (18.4% in 2009 and 17.2% in 2008).

Losses on land sales were $93.0 million in 2009 (including $64.1 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $37.0 million of valuation adjustments), compared to losses on land sales of $41.2 million in 2008 (including $19.0 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $23.3 million of valuation adjustments).

Central: Homebuilding revenues decreased in 2009, compared to 2008, primarily due to a decrease in the number of home deliveries in all of the states in this segment and a decrease in the average sales price of homes delivered in Arizona, partially offset by a slight increase in the average selling price in Colorado and Texas, excluding Houston. Gross margins on home sales were $29.2 million, or 8.1%, in 2009 including valuation adjustments of $13.6 million, compared to gross margins on home sales of $31.8 million, or 6.2%, in 2008 including $28.1 million of valuation adjustments. Gross margins on home sales excluding valuation adjustments were $42.8 million, or 11.9%, in 2009, compared to $59.9 million, or 11.7%, in 2008. Sales incentives offered to homebuyers as a percentage of revenues from home sales were 15.4% in 2009 and 15.9% in 2008.

Gross profits on land sales were $0.4 million in 2009 (net of $0.1 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $1.3 million of valuation adjustments), compared to losses on land sales of $11.3 million in 2008 (including $6.0 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $12.4 million of valuation adjustments).

West: Homebuilding revenues decreased in 2009, compared to 2008, primarily due to a decrease in the number of home deliveries and average sales price of homes delivered in all of the states in this segment. Gross margins on home sales were $92.8 million, or 11.5%, in 2009 including valuation adjustments of $64.1 million, compared to gross margins on home sales of $154.1 million, or 10.9%, in 2008 including $75.6 million of valuation adjustments. Gross margins on home sales excluding valuation adjustments were $156.9 million, or 19.4%, in 2009, compared to $229.7 million, or 16.3%, in 2008. Gross margin percentage on home sales, excluding valuation adjustments, increased compared to last year primarily due to a decrease of sales incentives offered to homebuyers as a percentage of home sales revenues (13.8% in 2009, compared to 15.3% in 2008).

Losses on land sales were $48.1 million in 2009 (including $13.9 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $38.7 million of valuation adjustments), compared to losses on land sales of $75.0 million in 2008 (including $62.4 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $11.1 million of valuation adjustments).

Houston: Homebuilding revenues decreased in 2009, compared to 2008, primarily due to a decrease in the number of home deliveries in this segment. Gross margins on home sales were $75.3 million, or 17.5%, in 2009 including valuation adjustments of $1.1 million, compared to gross margins on home sales of $103.9 million, or 19.2%, in 2008 including $2.3 million of valuation adjustments. Gross margins on home sales excluding valuation adjustments were $76.4 million, or 17.8%, in 2009, compared to $106.2 million, or 19.6%, in 2008. Gross margin percentage on home sales, excluding valuation adjustments, decreased compared to last year primarily due to higher sales incentives offered to homebuyers as a percentage of revenues from home sales (14.4% in 2009, compared to 11.1% in 2008).

Losses on land sales were $3.4 million in 2009 (including $2.5 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $0.7 million of valuation adjustments), compared to gross profits on land sales of $0.8 million in 2008 (net of $0.7 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $0.1 million of valuation adjustments).

Other: Homebuilding revenues decreased in 2009, compared to 2008, primarily due to a decrease in the number of home deliveries in all of the states in Homebuilding Other except in North and South Carolina combined, and a decrease in the average sales price of homes delivered in North and South Carolina combined and Minnesota. Gross margins on home sales were $18.5 million, or 5.6% in 2009 including valuation adjustments of $27.8 million, compared to gross margins on home sales of $55.3 million, or 12.7%, in 2008 including $12.7 million of valuation adjustments. Gross margins on home sales excluding valuation adjustments were $46.2 million, or 14.0%, in 2009, compared to $68.0 million, or 15.7%, in 2008. Gross margin percentage on home sales, excluding valuation adjustments, decreased compared to last year due to reduced pricing and higher sales incentives offered to homebuyers as a percentage of revenues from home sales (14.0% in 2009, compared to 13.6% in 2008).

Losses on land sales were $34.7 million in 2009 (including $3.8 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $31.2 million of valuation adjustments), compared to losses on land sales of $6.5 million in 2008 (including $9.0 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $0.9 million of valuation adjustments).

2008 versus 2007

East: Homebuilding revenues decreased in 2008, compared to 2007, primarily due to a decrease in the number of home deliveries and in the average sales price of homes delivered in all of the states in this segment. Gross margins on home sales were $164.5 million, or 13.1%, in 2008 including valuation adjustments of $76.8 million, compared to gross margins on home sales of $89.0 million, or 3.3%, in 2007 including $279.1 million of valuation adjustments. Gross margins on home sales excluding valuation adjustments were $241.3 million, or 19.3%, in 2008, compared to $368.0 million, or 13.7%, in 2007. Gross margin percentage on home sales increased compared to 2007 due to our lower inventory basis and continued focus on reducing costs. As a percentage of home sales revenues, sales incentives were 17.2% in 2008 and 16.9% in 2007.

Losses on land sales were $41.2 million in 2008 (including $19.0 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $23.3 million of valuation adjustments), compared to losses on land sales of $400.8 million in 2007 (including $119.6 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $307.5 million of valuation adjustments).

Central: Homebuilding revenues decreased in 2008, compared to 2007, primarily due to a decrease in the number of home deliveries in all of the states in this segment. Gross margins on home sales were $31.8 million, or 6.2%, in 2008 including valuation adjustments of $28.1 million, compared to gross margins on home sales of $102.0 million, or 6.6%, in 2007 including $91.4 million of valuation adjustments. Gross margins on home sales excluding valuation adjustments were $59.9 million, or 11.7%, in 2008, compared to $193.3 million, or 12.5%, in 2007. Gross margin percentage on home sales decreased compared to 2007 primarily due to higher sales incentives offered to homebuyers (15.9% in 2008, compared to 13.0% in 2007).

Losses on land sales were $11.3 million in 2008 (including $6.0 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $12.4 million of valuation adjustments), compared to losses on land sales of $142.3 million in 2007 (including $56.3 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $79.1 million of valuation adjustments).

West: Homebuilding revenues decreased in 2008, compared to 2007, primarily due to a decrease in the number of home deliveries and average sales price of homes delivered in all of the states in this segment. Gross margins on home sales were $154.1 million, or 10.9%, in 2008 including valuation adjustments of $75.6 million, compared to gross margins on home sales of $119.1 million, or 3.4%, in 2007 including $331.8 million of valuation adjustments. Gross margins on home sales excluding valuation adjustments were $229.7 million, or 16.3%, in 2008, compared to $451.0 million, or 13.0%, in 2007. Gross margin percentage on home sales increased compared to 2007 primarily due to our lower inventory basis and continued focus on reducing costs, despite higher sales incentives offered to homebuyers (15.3% in 2008, compared to 14.3% in 2007).

Losses on land sales were $75.0 million in 2008 (including $62.4 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $11.1 million of valuation adjustments), compared to losses on land sales of $950.3 million in 2007 (including $310.8 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $648.6 million of valuation adjustments).

Houston: Homebuilding revenues decreased in 2008, compared to 2007, primarily due to a decrease in the number of home deliveries in this segment. Gross margins on home sales were $103.9 million, or 19.2%, in 2008 including valuation adjustments of $2.3 million, compared to gross margins on home sales of $171.7 million, or 21.1%, in 2007 including $2.8 million of valuation adjustments. Gross margins on home sales excluding valuation adjustments were $106.2 million, or 19.6%, in 2008, compared to $174.5 million, or 21.4%, in 2007. Gross margin percentage on home sales decreased compared to 2007 primarily due to higher sales incentives offered to homebuyers (11.1% in 2008, compared to 7.7% in 2007).

Gross profits on land sales were $0.8 million in 2008 (net of $0.7 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $0.1 million of valuation adjustments), compared to gross profits on land sales of $1.2 million in 2007 (net of $0.8 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $1.8 million of valuation adjustments).

Other: Homebuilding revenues decreased in 2008, compared to 2007, primarily due to a decrease in the number of home deliveries in all of the states in Homebuilding Other, and a decrease in the average sales price of homes delivered in all of the states in this segment except in Minnesota. Gross margins on home sales were $55.3 million, or 12.7%, in 2008 including valuation adjustments of $12.7 million, compared to gross margins on home sales of $88.9 million, or 9.4%, in 2007 including $42.8 million of valuation adjustments. Gross margins on home sales excluding valuation adjustments were $68.0 million, or 15.7%, in 2008, compared to $131.7 million, or 13.9%, in 2007. Gross margin percentage on home sales increased compared to 2007 primarily due to our lower inventory basis and continued focus on reducing costs, despite higher sales incentives offered to homebuyers (13.6% in 2008, compared to 9.1% in 2007).

Losses on land sales were $6.5 million in 2008 (including $9.0 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $0.9 million of valuation adjustments), compared to losses on land sales of $168.8 million in 2007 (including $42.4 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $130.3 million of valuation adjustments).

Gross margins on home sales excluding valuation adjustments is a Non-GAAP financial measure that is discussed previously under “Non-GAAP Financial Measure.” The table set forth below reconciles our gross margins on home sales excluding valuation adjustments for the years ended November 30, 2009, 2008 and 2007 for each of our reportable homebuilding segments and Homebuilding Other to our gross margins on home sales for the years ended November 30, 2009, 2008 and 2007:

	Years Ended November 30,
	2009	2008	2007
	(In thousands)
East:
Sales of homes	$844,689	1,252,725	2,691,198
Cost of homes sold	808,528	1,088,229	2,602,239

Gross margins on home sales	36,161	164,496	88,959
Valuation adjustments to finished homes, CIP and land on which we intend to build homes	73,670	76,791	279,064

Gross margins on homes sales excluding valuation adjustments	109,831	241,287	368,023

Central:
Sales of homes	361,273	512,957	1,549,020
Cost of homes sold	332,040	481,176	1,447,050

Gross margins on home sales	29,233	31,781	101,970
Valuation adjustments to finished homes, CIP and land on which we intend to build homes	13,603	28,142	91,354

Gross margins on homes sales excluding valuation adjustments	42,836	59,923	193,324

West:
Sales of homes	810,459	1,408,051	3,460,667
Cost of homes sold	717,631	1,253,952	3,341,518

Gross margins on home sales	92,828	154,099	119,149
Valuation adjustments to finished homes, CIP and land on which we intend to build homes	64,095	75,614	331,827

Gross margins on homes sales excluding valuation adjustments	156,923	229,713	450,976

Houston:
Sales of homes	429,127	542,288	815,250
Cost of homes sold	353,838	438,368	643,597

Gross margins on home sales	75,289	103,920	171,653
Valuation adjustments to finished homes, CIP and land on which we intend to build homes	1,116	2,262	2,836

Gross margins on homes sales excluding valuation adjustments	76,405	106,182	174,489

Other:
Sales of homes	331,302	434,696	946,805
Cost of homes sold	312,813	379,365	857,864

Gross margins on home sales	18,489	55,331	88,941
Valuation adjustments to finished homes, CIP and land on which we intend to build homes	27,755	12,709	42,762

Gross margins on homes sales excluding valuation adjustments	46,244	68,040	131,703

Total gross margins on home sales	$252,000	509,627	570,672
Total valuation adjustments	$180,239	195,518	747,843

Total gross margins on home sales excluding valuation adjustments	$432,239	705,145	1,318,515

Financial Services Segment

We have one Financial Services reportable segment that provides primarily mortgage financing, title insurance and closing services for both buyers of our homes and others. Substantially all of the loans the Financial Services segment originates are sold in the secondary mortgage market on a servicing released, non-recourse basis; although, we remain liable for certain limited representations. The following table sets forth selected financial and operational information relating to our Financial Services segment.

	Years Ended November 30,
	2009	2008	2007
	(Dollars in thousands)
Revenues	$285,102	312,379	456,529
Costs and expenses (1)	249,120	343,369	450,409

Operating earnings (loss) (1)	$35,982	(30,990)	6,120

Dollar value of mortgages originated	$4,020,000	4,290,000	7,740,000

Number of mortgages originated	17,900	18,300	30,900

Mortgage capture rate of Lennar homebuyers	87%	85%	73%

Number of title and closing service transactions	120,500	105,900	136,300

Number of title policies issued	92,500	96,700	146,200

(1)	Financial Services costs and expenses and operating loss for the year ended November 30, 2008 include a $27.2 million impairment of goodwill.

Financial Condition and Capital Resources

At November 30, 2009, we had cash and cash equivalents related to our homebuilding and financial services operations of $1,457.4 million, compared to $1,203.4 million at November 30, 2008 and $795.2 million at November 30, 2007.

We finance our land acquisition and development activities, construction activities, financial services activities and general operating needs primarily with cash generated from our operations, debt issuances and equity offerings, as well as cash borrowed under our warehouse lines of credit.

Operating Cash Flow Activities

During 2009 and 2008, cash provided by operating activities totaled $420.8 million and $1,100.8 million, respectively. During 2009, cash provided by operating activities was positively impacted by a decrease in inventories as a result of reducing completed, unsold inventory, a reduction in construction in progress resulting from lower new home starts in early 2009 and write-offs and valuation adjustments pertaining to the respective inventory, which was partially offset by land acquisitions. Cash provided by operating activities was partially offset by our net loss, a decrease in accounts payable and other liabilities and an increase in our receivables as a result of an increase in our income tax receivables primarily due to a change in tax legislation, which allowed us to carryback our fiscal year 2009 tax loss to recover previously paid income taxes.

During 2008, cash provided by operating activities included a decrease in our inventory as a result of reduced land purchases, a reduction in construction in progress resulting from lower new home starts and write-offs and valuation adjustments pertaining to the respective inventory. In order to improve liquidity in 2008, we continued to focus our efforts on adjusting pricing to meet market conditions, as we pulled back production and curtailed land purchases where possible in order to keep our balance sheet positioned for future opportunities. Cash provided by operating activities was also impacted by a decrease in our receivables primarily related to the collection of our income tax receivables, a decrease in loans held-for-sale resulting from a decrease in our new home deliveries during the year and our deferred income tax provision. Cash provided by operating activities was partially offset by our net loss and a decrease in accounts payable and other liabilities primarily due to a decrease in our land purchases.

Investing Cash Flow Activities

During 2009 and 2008, cash used in investing activities totaled $275.1 million and $265.7 million, respectively. During the year ended November 30, 2009, we contributed $326.0 million of cash to unconsolidated entities of which $94.5 million related to our investment in the reorganized Newhall, as well as the purchase of equity interests in other joint ventures previously owned by LandSource, compared to $403.7 million of cash contributed to unconsolidated entities in 2008. Our investing activities also included distributions of capital from unconsolidated entities of $24.1 million and $87.8 million, respectively, during the years ended November 30, 2009 and 2008.

We are always looking at the possibility of acquiring homebuilders and other companies. However, at November 30, 2009, we had no agreements or understandings regarding any significant transactions.

Financing Cash Flow Activities

During 2009, our net cash provided by financing activities was primarily attributed to the issuance of common stock and new debt, partially offset by the redemption of debt.

During 2008, our net cash used in financing activities primarily related to net repayments under financial services debt, principal payments on other borrowings and dividends paid, partially offset by receipts related to minority interests.

During 2007, we sold a diversified portfolio of land consisting of approximately 11,000 homesites in 32 communities located throughout the country to a strategic land investment venture with Morgan Stanley Real Estate Fund II, L.P., an affiliate of Morgan Stanley & Co., Inc., in which we have a 20% ownership interest and 50% voting rights. Due to our continuing involvement, the transaction did not qualify as a sale under GAAP; thus, the inventory remained on our balance sheet in consolidated inventory not owned. During 2009 and 2008, we exercised certain land option contracts from the land investment venture, reducing the liabilities reflected on our consolidated balance sheet related to consolidated inventory not owned by $33.7 million and $48.4 million, respectively.

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

	November 30,
	2009	2008
	(Dollars in thousands)
Homebuilding debt	$2,761,352	2,544,935
Stockholders’ equity	2,443,479	2,623,007

Total capital	$5,204,831	5,167,942

Homebuilding debt to total capital	53.1%	49.2%

Homebuilding debt	$2,761,352	2,544,935
Less: Homebuilding cash and cash equivalents	1,330,603	1,091,468

Net homebuilding debt	$1,430,749	1,453,467

Net homebuilding debt to total capital (1)	36.9%	35.7%

(1)	Net homebuilding debt to total capital consists of net homebuilding debt (homebuilding debt less homebuilding cash and cash equivalents) divided by total capital (net homebuilding debt plus stockholders’ equity).

At November 30, 2009, homebuilding debt to total capital was higher compared to prior year due to the increase in homebuilding debt as a result of a net increase in senior notes and other debts payable, and the decrease in stockholders’ equity primarily due to our net loss, which included the effects of inventory valuation adjustments, write-offs of option deposits and pre-acquisition costs, our share of valuation adjustments related to assets of unconsolidated entities, valuation adjustments to investments in unconsolidated entities and a valuation allowance against our deferred tax assets, all of which are non-cash items. This decrease in stockholders’ equity was partially offset by common stock issued under our equity draw down program and a reversal of a portion of our deferred tax asset valuation allowance during the fourth quarter of 2009, primarily due to a change in tax legislation, which allowed us to carry back our fiscal year 2009 tax loss to recover previously paid income taxes.

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

The following table summarizes our homebuilding senior notes and other debts payable:

	November 30,
	2009	2008
	(Dollars in thousands)
5.125% senior notes due 2010	$249,955	299,877
5.95% senior notes due 2011	244,727	249,615
5.95% senior notes due 2013	347,471	346,851
5.50% senior notes due 2014	248,365	248,088
5.60% senior notes due 2015	501,424	501,618
6.50% senior notes due 2016	249,760	249,733
12.25% senior notes due 2017	392,392	—
7 5/8% senior notes due 2009	—	280,976
Mortgage notes on land and other debt	527,258	368,177

	$2,761,352	2,544,935

Our average debt outstanding was $2.6 billion in 2009, compared to $2.3 billion in 2008. The average rate for interest incurred was 6.0% and 5.8%, respectively in 2009 and 2008. Interest incurred related to homebuilding debt for the year ended November 30, 2009 was $172.1 million, compared to $148.3 million in 2008. The majority of our short-term financing needs, including financings for land acquisition and development activities and general operating needs, are met with cash generated from operations, debt issuances and equity offerings.

In April 2009, we sold $400 million of 12.25% senior notes due 2017 (the “12.25% Senior Notes”) at a price of 98.098% in a private placement. Proceeds from the offering, after payment of initial purchase’s discount and expenses, were $386.7 million. We added the proceeds to our working capital to be used for general corporate purposes, which may include the repayment or repurchase of our near-term maturities or of debt of our joint ventures that we have guaranteed. Interest on the 12.25% Senior Notes is due semi-annually. The 12.25% Senior Notes are unsecured and unsubordinated, and are guaranteed by substantially all of our subsidiaries. The 12.25% Senior Notes were subsequently exchanged for identical 12.25% Senior Notes that had been registered under the Securities Act of 1933. At November 30, 2009, the carrying amount of the 12.25% Senior Notes was $392.4 million.

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

In April 2006, we sold $250 million of 5.95% senior notes due 2011 and $250 million of 6.50% senior notes due 2016 (collectively, the “2006 Senior Notes”) at prices of 99.766% and 99.873%, respectively, in a private placement under SEC Rule 144A. Proceeds from the offering of the 2006 Senior Notes, after initial purchaser’s discount and expenses, were $248.7 million and $248.9 million, respectively. We added the proceeds to our working capital to be used for general corporate purposes. Interest on the 2006 Senior Notes is due semi-annually. The 2006 Senior Notes are unsecured and unsubordinated, and substantially all of our subsidiaries guarantee the 2006 Senior Notes. The 2006 Senior Notes were subsequently exchanged for identical notes registered under the Securities Act of 1933. During the year ended November 30, 2009, we redeemed $5.0 million of the 5.95% senior notes due 2011. At November 30, 2009 and 2008, the carrying amount of the 2006 Senior Notes was $494.5 million and $499.3 million, respectively.

In September 2005, we sold $300 million of 5.125% senior notes due 2010 (the “5.125% Senior Notes”) at a price of 99.905% in a private placement. Proceeds from the offering, after initial purchaser’s discount and expenses, were $298.2 million. We added the proceeds to our working capital to be used for general corporate purposes. Interest on the 5.125% Senior Notes is due semi-annually. The 5.125% Senior Notes are unsecured and unsubordinated. Substantially all of our subsidiaries guaranteed the 5.125% Senior Notes. In 2006, we exchanged the 5.125% Senior Notes for registered notes. The registered notes have substantially identical terms as the 5.125% Senior Notes, except that the registered notes do not include transfer restrictions that are applicable to the 5.125% Senior Notes. During the year ended November 30, 2009, we redeemed $50.0 million of the 5.125% Senior Notes. At November 30, 2009 and 2008, the carrying amount of the 5.125% Senior Notes was $250.0 million and $299.9 million, respectively.

In April 2005, we sold $300 million of 5.60% Senior Notes due 2015 (the “5.60% Senior Notes”) at a price of 99.771%. Proceeds from the offering, after initial purchaser’s discount and expenses, were $297.5 million. In July 2005, we sold $200 million of 5.60% Senior Notes due 2015 at a price of 101.407%. The 5.60% Senior Notes were the same issue as the 5.60% Senior Notes we sold in April 2005. Proceeds from the offering, after initial purchaser’s discount and expenses, were $203.9 million. We added the proceeds of both offerings to our working capital to be used for general corporate purposes. Interest on the 5.60% Senior Notes is due semi-annually. The 5.60% Senior Notes are unsecured and unsubordinated. Substantially all of our subsidiaries guaranteed the 5.60% Senior Notes. The 5.60% Senior Notes were subsequently exchanged for identical 5.60% Senior Notes that had been registered under the Securities Act of 1933. At November 30, 2009 and 2008, the carrying amount of the 5.60% Senior Notes sold in April and July 2005 was $501.4 million and $501.6 million, respectively.

In August 2004, we sold $250 million of 5.50% senior notes due 2014 (the “5.50% Senior Notes”) at a price of 98.842% in a private placement. Proceeds from the offering, after initial purchaser’s discount and expenses, were $245.5 million. We used the proceeds to repay borrowings under our Credit Facility. Interest on the 5.50% Senior Notes is due semi-annually. The 5.50% Senior Notes are unsecured and unsubordinated. Substantially all of our subsidiaries guaranteed the 5.50% Senior Notes. At November 30, 2009 and 2008, the carrying value of the 5.50% Senior Notes was $248.4 million and $248.1 million, respectively.

In February 2003, we issued $350 million of 5.95% senior notes due 2013 at a price of 98.287%. Substantially all of our subsidiaries guaranteed the 5.95% senior notes. At November 30, 2009 and 2008, the carrying amount of the 5.95% senior notes was $347.5 million and $346.9 million, respectively.

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

Our senior unsecured revolving credit facility (the “Credit Facility”) consists of a $1.1 billion revolving credit facility maturing in July 2011. In order to borrow under our Credit Facility, we are required to first use our cash in excess of $750 million and have availability under our borrowing base calculation. As of November 30, 2009, we had no availability to borrow under our Credit Facility. We can create availability under our Credit Facility to the extent we use the cash in excess of $750 million to purchase qualified borrowing base assets.

Our Credit Facility is guaranteed by substantially all of our subsidiaries. Interest rates on outstanding borrowings are LIBOR-based, with margins determined based on changes in our credit ratings, or an alternate base rate, as described in our Credit Facility agreement. During the year ended November 30, 2009, we did not have any borrowings under our Credit Facility, compared to average daily borrowings of $21.3 million during the year ended November 30, 2008. At both November 30, 2009 and 2008, we had no outstanding balance under our Credit Facility. However, at November 30, 2009 and 2008, $177.9 million and $275.2 million, respectively, of our total letters of credit outstanding discussed below, were collateralized against certain borrowings available under our Credit Facility.

Our performance letters of credit outstanding were $97.7 millions and $167.5 million, respectively, at November 30, 2009 and 2008. Our financial letters of credit outstanding were $205.4 million and $278.5 million, respectively, at November 30, 2009 and 2008. Performance letters of credit are generally posted with regulatory bodies to guarantee our performance of certain development and construction activities, and financial letters of credit are generally posted in lieu of cash deposits on option contracts and for insurance risks, credit enhancements and as other collateral.

At November 30, 2009, our Financial Services segment had two warehouse repurchase facilities with a maximum aggregate commitment of $200 million and $100 million, respectively, that mature in June 2010 and another warehouse repurchase facility with a maximum aggregate commitment of $125 million that matures in July 2010. The maximum aggregate commitment under these facilities totaled $425 million.

Our Financial Services segment uses these facilities to finance its lending activities until the mortgage loans are sold to investors and expects the facilities to be renewed or replaced with other facilities when they mature. Borrowings under the facilities were $217.5 million and $209.5 million, respectively, at November 30, 2009 and 2008 and were collateralized by mortgage loans and receivables on loans sold to investors but not yet paid for with outstanding principal balances of $266.9 million and $281.2 million, respectively, at November 30, 2009 and 2008. These facilities have several interest rate-pricing options, which fluctuate with market rates. The combined effective interest rate on the facilities at November 30, 2009 was 4.2%.

At November 30, 2008, our Financial Services segment had advances under a different conduit funding agreement totaling $10.8 million, which had an effective interest rate of 2.9% at November 30, 2008. At November 30, 2008, our Financial Services segment had advances under the on going 60-day committed repurchase facility of $5.2 million, which were collateralized by mortgage loans and receivables on loans sold to investors but not yet paid for with outstanding principal balances of $5.5 million. The effective interest rate of this facility at November 30, 2008 was 3.7%.

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

Due to the fact that our Financial Services segment’s borrowings under the lines of credit are generally repaid with the proceeds from the sale of mortgage loans and receivables on loans that secure those borrowings, the facilities are not likely to be a call on our current cash or future cash resources. If the facilities are not renewed, the borrowings under the lines of credit will be paid off by selling the mortgage loans held-for-sale and by collecting on receivables on loans sold but not yet paid. Without the facilities, our Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities.

Debt Covenants

At November 30, 2009, we believe we were in compliance with our debt covenants. Under our Credit Facility agreement (the “Agreement”), we were required to maintain a leverage ratio of less than or equal to 55% at the end of each fiscal quarter during our 2009 fiscal year and we are required to maintain a leverage ratio of less than or equal to 52.5% for our 2010 fiscal year and through the maturity of our Credit Facility in 2011. If our adjusted consolidated tangible net worth, as calculated per the Agreement, falls below $1.6 billion, our Credit Facility would be reduced from $1.1 billion to $0.9 billion. In no event may our adjusted consolidated tangible net worth, as calculated per the Agreement, be less than $1.3 billion.

The following are computations of our adjusted consolidated tangible net worth and our leverage ratio as calculated per the Agreement as of November 30, 2009:

	Covenant Level	Level Achieved as of November 30, 2009	Cushion
	(Dollars in thousands)
Adjusted consolidated net worth (1)	$1,686,031	2,254,661	568,630
Leverage ratio (2)	55%	48%	700 Basis Points

The terms “adjusted consolidated tangible net worth” and “leverage ratio” used in the Agreement are specifically calculated per the Agreement and differ in specified ways from comparable GAAP or common usage terms. Our adjusted consolidated tangible net worth and leverage ratio, as well as our maximum recourse exposure from joint ventures were calculated for purposes of the Agreement as of November 30, 2009 as follows:

(1)	The minimum adjusted consolidated net worth and the adjusted consolidated tangible net worth as calculated per the Agreement is as follows:

Minimum adjusted consolidated tangible net worth

As of November 30, 2009
(Dollars in thousands)
Stated adjusted consolidated tangible net worth per the Agreement	$2,330,000
Plus: 50% of cumulative positive consolidated net income in excess of aggregate amount paid to purchase or redeem equity securities	3,416
Less: Deferred tax asset valuation allowance	(647,385)

Minimum adjusted consolidated tangible net worth as calculated per the Agreement	$1,686,031

Adjusted consolidated tangible net worth

As of November 30, 2009
(In thousands)
Consolidated stockholders’ equity	$2,443,479
Less: Intangible assets (a)	(34,046)

Consolidated tangible net worth as calculated per the Agreement	2,409,433
Less: Consolidated stockholders’ equity of mortgage banking subsidiaries (b)	(154,772)

Adjusted consolidated tangible net worth as calculated per the Agreement	$2,254,661

(a)	Intangible assets consist of the Financial Services’ title operations goodwill.
(b)	Consolidated stockholders’ equity of mortgage banking subsidiaries represents the stockholders’ equity of the Financial Services segment’s mortgage operations which is included in stockholders’ equity in our consolidated balance sheet as of November 30, 2009.

(2)	The leverage ratio as calculated per the Agreement is as follows:

As of November 30, 2009
(Dollars in thousands)
Senior notes and other debts payable	$2,761,352
Less: Indebtedness of our consolidated entities (a)	(303,263)

Lennar’s indebtedness as calculated per the Agreement	2,458,089
Plus: Letters of credit (b)	206,094
Plus: Lennar’s maximum recourse exposure related to unconsolidated entities	287,739
Plus: Lennar’s maximum recourse exposure related to its consolidated entities (a)	110,775

Consolidated indebtedness as calculated per the Agreement	3,062,697
Less: 75% of unconsolidated and consolidated entities reimbursement obligations (c)	(104,819)
Plus: 10% of unconsolidated and consolidated entities non-recourse indebtedness with completion guarantees (d)	60,840
Less: the lesser of $500 million or unrestricted cash in excess of $15 million per the Agreement	(500,000)

Numerator as calculated per the Agreement	$2,518,718

Denominator as calculated per the Agreement	$5,273,379

Leverage ratio (e)	48%

(a)	Indebtedness of our consolidated entities primarily includes $192.9 million of non-recourse debt of our consolidated entities and $110.8 million of recourse debt of our consolidated entities. These amounts are included in senior notes and other debts payable in our consolidated balance sheet as of November 30, 2009. Indebtedness of our consolidated entities is offset by $0.5 million of primarily corporate guarantees.
(b)	Letters of credit include our financial letters of credit outstanding of $205.4 million disclosed in Note 6 of the notes to our consolidated financial statements as of November 30, 2009 and $0.7 million of letters of credit related to the Financial Services segment’s title operations.
(c)	Reimbursement obligations include $93.2 million related to our joint and several reimbursement agreements from partners of our unconsolidated entities and $46.6 million related to our joint and several reimbursement agreements from partners of our consolidated entities.
(d)	Non-recourse debt with completion guarantees includes $608.4 million of our unconsolidated entities non-recourse debt with completion guarantees.
(e)	Leverage ratio consists of the numerator as calculated per the Agreement divided by the denominator as calculated per the Agreement (consolidated indebtedness as calculated per the Agreement, less 75% of unconsolidated and consolidated entities reimbursement obligations, plus 10% of unconsolidated and consolidated non-recourse indebtedness with completion guarantees, plus adjusted consolidated tangible net worth as calculated per the Agreement).

Additionally, our Credit Facility requires us to effect quarterly reductions of our maximum recourse exposure related to joint ventures in which we have investments by a total of $200 million to $535 million by November 30, 2009, which we had already accomplished as of May 31, 2009. We must also effect quarterly reductions during our 2010 fiscal year totaling $180 million to $355 million of which we have already reduced it by $136.5 million. During the first six months of our 2011 fiscal year, we must reduce our maximum recourse exposure related to joint ventures by $80 million to $275 million.

If the joint ventures are unable to reduce their debt, where there is recourse to us, through the sale of inventory or other means, then we and our partners may be required to contribute capital to the joint ventures.

While we currently believe we are in compliance with our debt covenants in the Agreement, if we had to record significant additional valuation adjustments and other write-offs in the future, issue debt, and/or make significant investments in strategic joint ventures, they could cause us to fail to comply with the Agreement’s covenants. In addition, if we default in the payment or performance of certain obligations relating to the debt of unconsolidated entities above a specified threshold amount, we would be in default under the Agreement. If we are not in compliance and are unable to obtain a waiver or amendments to the Credit Facility, the lenders would have the right to terminate the facility and require us to replace or cash collateralize $177.9 million of letters of credit outstanding under our Credit Facility. A default under the Agreement might entitle holders of $2.2 billion of debt securities we have sold into the capital markets to cause the sums evidenced by those debt securities to become due immediately, which might require us to sell assets at prices well below the fair values, or the carrying values, of the assets. However, our cash and cash equivalents of $1.3 billion at November 30, 2009 provide ample liquidity to cash collateralize the letters of credit if necessary.

Changes in Capital Structure

We have a stock repurchase program which permits the purchase of up to 20 million shares of our outstanding common stock. During 2009, 2008 and 2007, there were no material share repurchases of common stock under the stock repurchase program. As of November 30, 2009, 6.2 million shares of common stock can be repurchased in the future under the program.

Treasury stock increased by 0.3 million Class A common shares and 0.5 million Class A common shares, respectively, during the years ended November 30, 2009 and November 30, 2008, in connection with activity related to our equity compensation plan and forfeitures of restricted stock.

In April 2009, we entered into distribution agreements with J.P Morgan Securities, Inc., Citigroup Global Markets Inc., Merril Lynch, Pierce, Fenner & Smith Incorporated and Deutsche Bank Securities Inc., relating to an offering of our Class A common stock into the market from time to time for an aggregate of up to $275 million. As of November 30, 2009, we had sold a total of 21.0 million shares of our Class A common stock under the equity offering for gross proceeds of $225.5 million, or an average of $10.76 per share. After compensation to the distributors of $4.5 million, we received net proceeds of $221.0 million. We will use the proceeds from the offering for general corporate purposes.

During 2009, Class A and Class B common stock holders received a per share annual dividend of $0.16. In October 2008, the Company’s Board of Directors voted to decrease the annual dividend rate with regard to the Company’s Class A and Class B common stock to $0.16 per share per year (payable quarterly) from $0.64 per share per year (payable quarterly). During 2008 and 2007, Class A and Class B common stockholders received per share annual dividends of $0.52 and $0.64, respectively.

Based on our current financial condition and credit relationships, we believe that our operations and borrowing resources will provide for our current and long-term capital requirements at our anticipated levels of activity.

Off-Balance Sheet Arrangements

Investments in Unconsolidated Entities

At November 30, 2009, we had equity investments in 62 unconsolidated entities, compared to 116 unconsolidated entities at November 30, 2008. We are focused on continuing to reduce the number of unconsolidated entities that we have investments in. Historically, we invested in unconsolidated entities that acquire and develop land (1) for our homebuilding operations or for sale to third parties or (2) for the construction of homes for sale to third-party homebuyers. Through these entities, we sought to reduce and share our risk by limiting the amount of our capital invested in land, while obtaining access to potential future homesites and allowing us to participate in strategic ventures. The use of these entities also, in some instances, enabled us to acquire land to which we could not otherwise obtain access, or could not obtain access on as favorable terms, without the participation of a strategic partner. Participants in these joint ventures are land owners/developers, other homebuilders and financial or strategic partners. Joint ventures with land owners/developers give us access to homesites owned or controlled by our partner. Joint ventures with other homebuilders provide us with the ability to bid jointly with our partner for large land parcels. Joint ventures with financial partners allow us to combine our homebuilding expertise with access to our partners’ capital. Joint ventures with strategic partners allow us to combine our homebuilding expertise with the specific expertise (e.g. commercial or infill experience) of our partner. Each joint venture is governed by an executive committee consisting of members from the partners.

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

In some instances, we are designated as the manager under the direction of a management committee that has shared power amongst the partners of the unconsolidated entity and receive fees for such services. In addition, we often enter into option contracts to acquire properties from our joint ventures, generally for market prices at specified dates in the future. Option contracts generally require us to make deposits using cash or irrevocable letters of credit toward the exercise price. These option deposits are generally negotiated by management on a case by case basis and until recently have usually been 10% of the exercise price.

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

Summarized financial information on a combined 100% basis related to unconsolidated entities in which we had investments that are accounted for by the equity method was as follows:

Statements of Operations and Selected Information	Years Ended November 30,
	2009	2008	2007
	(Dollars in thousands)
Revenues	$339,993	862,728	2,060,279
Costs and expenses	1,212,866	1,394,601	3,075,696

Net loss of unconsolidated entities (1)	$(872,873)	(531,873)	(1,015,417)

Our share of net loss (2)	$(131,138)	(55,598)	(353,946)
Our share of net loss—recognized (2)	$(130,917)	(59,156)	(362,899)
Our cumulative share of net earnings—deferred at November 30	$12,052	21,491	34,731
Our investments in unconsolidated entities	$609,140	766,752	934,271
Equity of the unconsolidated entities	$2,249,289	2,688,365	2,739,467

Our investment % in the unconsolidated entities	27%	29%	34%

(1)	The net loss of unconsolidated entities for the year ended November 30, 2009 was primarily related to valuation adjustments recorded by the unconsolidated entities. Our exposure to such losses was significantly lower as a result of our small ownership interest in the respective unconsolidated entities or our previous valuation adjustments to our investments in unconsolidated entities.
(2)	For the years ended November 30, 2009, 2008 and 2007, our share of net loss recognized from unconsolidated entities includes $101.9 million, $32.2 million and $364.2 million, respectively, of our share of valuation adjustments related to assets of the unconsolidated entities in which we have investments.

Balance Sheets	November 30,
	2009	2008
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$171,946	135,081
Inventories	3,628,491	7,115,360
Other assets	403,383	541,984

	$4,203,820	7,792,425

Liabilities and equity:
Accounts payable and other liabilities	$366,141	1,042,002
Debt	1,588,390	4,062,058
Equity of:
Lennar	609,140	766,752
Others	1,640,149	1,921,613

Total equity of unconsolidated entities	2,249,289	2,688,365

	$4,203,820	7,792,425

Our equity in the unconsolidated entities	27%	29%

In November 2007, we sold a portfolio of land consisting of approximately 11,000 homesites in 32 communities located throughout the country to a strategic land investment venture with Morgan Stanley Real Estate Fund II, L.P., an affiliate of Morgan Stanley & Co., Inc., in which we have a 20% ownership interest and 50% voting rights. Due to our continuing involvement, the transaction did not qualify as a sale under GAAP; thus, the inventory has remained on our consolidated balance sheet in consolidated inventory not owned. As of November 30, 2009 and 2008, the portfolio of land (including land development costs) of $477.9 million and $538.4 million, respectively, is reflected as inventory in the summarized condensed financial information related to unconsolidated entities in which we have investments. The decrease in this inventory from November 30, 2008 to November 30, 2009, resulted primarily from valuation adjustments of $50.1 million recorded by the land investment venture.

In February 2007, LandSource Communities Development LLC (“LandSource”) admitted MW Housing Partners as a new strategic partner. As part of the transaction, the joint venture obtained $1.6 billion of non-recourse financing, which consisted of a $200 million five-year Revolving Credit Facility, a $1.1 billion six-year Term Loan B Facility and a $244 million seven-year Second Lien Term Facility. The transaction resulted in a cash distribution to us of $707.6 million. As a result, our ownership in LandSource was reduced to

16%. As a result of the recapitalization, we recognized a pretax financial statements gain of $175.9 million during the year ended November 30, 2007. During the year ended November 30, 2007, we also recognized $24.7 million of profit deferred at the time of the recapitalization of the LandSource joint venture in other expense, net.

In June 2008, LandSource and a number of its subsidiaries commenced proceedings under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. In November 2008, our land purchase options with LandSource were terminated, thus, in 2008, we recognized a deferred profit of $101.3 million (net of $31.8 million of write-offs of option deposits and pre-acquisition costs and other write-offs) related to the 2007 recapitalization of LandSource.

In July 2009, the United States Bankruptcy Court for the District of Delaware confirmed the plan of reorganization for LandSource. As a result of the bankruptcy proceedings, LandSource was reorganized into Newhall. The reorganized company emerged from Chapter 11 free of its previous bank debt. As part of the reorganization plan, we invested $140 million in exchange for approximately 15% equity interest in the reorganized Newhall, ownership in several communities that were formerly owned by LandSource, the settlement and release of any claims that might have been asserted against us and certain other claims LandSource had against third parties.

Debt to total capital of the unconsolidated entities in which we have investments was calculated as follows:

	November 30,
	2009	2008
	(Dollars in thousands)
Debt	$1,588,390	4,062,058
Equity	2,249,289	2,688,365

Total capital	$3,837,679	6,750,423

Debt to total capital of our unconsolidated entities	41.4%	60.2%

Our investments in unconsolidated entities by type of venture were as follows:

	November 30,
	2009	2008
	(In thousands)
Land development	$565,673	633,652
Homebuilding	43,467	133,100

Total investment	$609,140	766,752

During 2009, as homebuilding market conditions remained challenged, we recorded $101.9 million of our share of valuation adjustments related to the assets of unconsolidated entities in which we have investments, compared to $32.2 million for the year ended November 30, 2008. In addition, we recorded $89.0 million and $172.8 million, respectively, of valuation adjustments to our investments in unconsolidated entities for the years ended November 30, 2009 and 2008. We will continue to monitor our investments in joint ventures and the recoverability of assets owned by those joint ventures.

The summary of our net recourse exposure related to the unconsolidated entities in which we have investments was as follows:

	November 30,
	2009	2008
	(In thousands)
Several recourse debt—repayment	$42,691	78,547
Several recourse debt—maintenance	75,238	167,941
Joint and several recourse debt—repayment	85,799	138,169
Joint and several recourse debt—maintenance	81,592	123,051
Land seller debt and other debt recourse exposure	2,420	12,170

Lennar’s maximum recourse exposure	287,740	519,878
Less: joint and several reimbursement agreements with our partners	(93,185)	(127,428)

Lennar’s net recourse exposure	$194,555	392,450

During the year ended November 30, 2009, we reduced our maximum recourse exposure related to indebtedness of unconsolidated entities by $232.1 million, of which $106.1 million was paid by us and $126.0 million related to the joint ventures selling inventory, dissolution of joint ventures, renegotiation of joint venture debt agreements and in certain circumstances consolidation of joint ventures. In addition, during the year ended November 30, 2009, we recorded $40.1 million of obligation guarantees related to debt of certain of our joint ventures. As of November 30, 2009, we had $14.1 million of obligation guarantees recorded as a liability on our consolidated balance sheet. The obligation guarantees are estimated based on current facts and circumstances; any unexpected changes may lead us to incur additional obligation guarantees in the future.

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

In connection with loans to an unconsolidated entity where there is a joint and several guarantee, we in certain instances have a reimbursement agreement with our partner. The reimbursement agreement provides that neither party is responsible for more than its proportionate share of the guarantee. However, if our joint venture partner does not have adequate financial resources to meet its obligations under the reimbursement agreement, we may be liable for more than our proportionate share, up to our maximum exposure, which is the full amount covered by the joint and several guarantee.

The recourse debt exposure in the previous table represents our maximum exposure to loss from guarantees and does not take into account the underlying value of the collateral or the other assets of the borrowers that are available to repay debt or to reimburse us for any payments on our guarantees. Our unconsolidated entities that have recourse debt have a significant amount of assets and equity. The summarized balance sheets of our unconsolidated entities with recourse debt were as follows.

	November 30,
	2009	2008
	(In thousands)
Assets	$1,324,993	2,846,819
Liabilities	777,836	1,565,148
Equity (1)	547,157	1,281,671

(1)	The decrease in equity of our unconsolidated entities with recourse debt relates primarily to valuation adjustments recorded by the unconsolidated entities, partner buyouts and consolidation of joint ventures, partially offset by capital contributions made by us and our partners during the year ended November 30, 2009. Our exposure to impairment losses was significantly lower, as a result of our small ownership interest in the respective unconsolidated entities or our previous valuation adjustments to our investments in unconsolidated entities.

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

In many of the loans to unconsolidated entities, we and our joint venture partners (or entities related to them) have been required to give guarantees of completion to the lenders. Those completion guarantees may require that the guarantors complete the construction of the improvements for which the financing was obtained. If the construction was to be done in phases, very often the guarantee generally is limited to completing only the phases as to which construction has already commenced and for which loan proceeds were used. Under many of the completion guarantees, the guarantors are permitted, under certain circumstances, to use undisbursed loan proceeds to satisfy the completion of obligations, and in many of those cases, the guarantors only pay interest on those funds, with no repayment of the principal of such funds required.

During the years ended November 30, 2009 and 2008, amounts paid under our maintenance guarantees were $31.6 million and $74.0 million, respectively. During the year ended November 30, 2009, we made a payment of $5.6 million under a completion guarantee related to one joint venture. During the year ended November 30, 2008, there were no payments under completion guarantees. During the years ended November 30, 2009 and 2008, loan repayments, including amounts paid under our repayment guarantees, were $72.4 million and $94.9 million, respectively. These guarantee payments are recorded primarily as contributions to our unconsolidated entities.

As of November 30, 2009, the fair values of the maintenance guarantee, completion guarantees and repayment guarantees were not material. We believe that as of November 30, 2009, in the event we become legally obligated to perform under a guarantee of the obligation of an unconsolidated entity due to a triggering event under a guarantee, most of the time the collateral should be sufficient to repay at least a significant portion of the obligation or we and our partners would contribute additional capital into the venture.

The total debt of the unconsolidated entities in which we have investments was as follows:

	November 30,
	2009	2008
	(Dollars in thousands)
Lennar’s net recourse exposure	$194,555	392,450
Reimbursement agreements from partners	93,185	127,428

Lennar’s maximum recourse exposure	287,740	519,878

Non-recourse bank debt and other debt (partner’s share of several recourse)	140,078	285,519
Non-recourse land seller debt or other debt	47,478	90,519
Non-recourse debt with completion guarantees—excluding LandSource	608,397	820,435
Non-recourse debt without completion guarantees—excluding LandSource	504,697	994,580
Non-recourse debt without completion guarantees—LandSource (1)	—	1,351,127

Non-recourse debt to Lennar	1,300,650	3,542,180

Total debt	$1,588,390	4,062,058

Lennar’s maximum recourse exposure as a % of total JV debt	18%	13%

(1)	During 2009, LandSource emerged from bankruptcy as a new reorganized company named Newhall Land Development, LLC. As a result, all of LandSource’s bank debts were discharged.

Some of the unconsolidated entities’ debt arrangements contain certain financial covenants. As market conditions remained challenged during the year ended November 30, 2009, we continued to closely monitor these covenants and the unconsolidated entities’ abilities to comply with them. Our Credit Facility requires us to report certain defaults arising under indebtedness with respect to our joint ventures. As of November 30, 2009, we had no reportable joint venture defaults under the Credit Facility.

In view of current credit market conditions, it is not uncommon for lenders to real estate developers, including joint ventures in which we have interests, to assert non-monetary defaults (such as failure to meet construction completion deadlines or declines in the market value of collateral below required amounts) or technical monetary defaults against the real estate developers. In most instances, those asserted defaults are resolved by modifications of the loan terms, additional equity investments or other concessions by the borrowers. In addition, in some instances, real estate developers, including joint ventures in which we have interests, are forced to request temporary waivers of covenants in loan documents or modifications of loan terms, which are often, but not always obtained. However, in some instances developers, including joint ventures in which we have interests, are not able to meet their monetary obligations to lenders, and are thus declared in default. Because we sometimes guarantee all or portions of the obligations to lenders of joint ventures in which we have interests, when these joint ventures default on their obligations, lenders may or may not have claims against us. Normally, we do not make payments with regard to guarantees of joint venture obligations while the joint ventures are contesting assertions regarding sums due to their lenders. When it is determined that a joint venture is obligated to make a payment that we have guaranteed and the joint venture will not be able to make that payment, we accrue the amounts probable to be paid by us as a liability. Although we generally fulfill our guarantee obligations within reasonable time after we determine that we are obligated with regard to them, at any point in time it is likely that we will have some balance of unpaid guarantee liability. At November 30, 2009, the liability for unpaid guarantees of joint venture indebtedness on our consolidated balance sheet totaled $14.1 million.

The following table summarizes the principal maturities of our unconsolidated entities (“JVs”) debt as per current debt arrangements as of November 30, 2009 and does not represent estimates of future cash payments that will be made to reduce debt balances. Many JV loans have extension options in the loan agreements that would allow the loans to be extended into future years.

		Principal Maturities of Unconsolidated JVs by Period
	Total JV Assets (1)	Total JV Debt	2010	2011	2012	Thereafter	Other Debt (2)
		(In thousands)
Net recourse debt to Lennar		$194,555	113,798	26,586	43,408	8,343	2,420
Reimbursement agreements		93,185	8,862	50,878	33,445	—	—

Gross recourse debt to Lennar	$1,324,993	287,740	122,660	77,464	76,853	8,343	2,420
Debt without recourse to Lennar	2,585,204	1,300,650	203,134	960,820	70,381	13,996	52,319

Total	$3,910,197	1,588,390	325,794	1,038,284	147,234	22,339	54,739

(1)	Excludes unconsolidated joint venture assets where the joint venture has no debt.
(2)	Represents land seller debt and other debt.

The following table is a breakdown of the assets, debt and equity of the unconsolidated joint ventures by partner type as of November 30, 2009:

	Total JV Assets	Gross Recourse Debt to Lennar	Reimbursement Agreements	Net Recourse Debt to Lennar	Total Debt Without Recourse to Lennar	Total JV Debt	Total JV Equity	JV Debt to Total Capital Ratio	Remaining Homes/ Homesites in JV
	(Dollars in thousands)
Partner Type:
Land Owners/Developers	$680,933	62,196	—	62,196	157,190	219,386	$387,439	36%	26,687
Other Builders	505,775	66,450	8,862	57,588	122,216	188,666	271,097	41%	8,722
Financial	2,614,336	70,495	50,878	19,617	917,762	988,257	1,336,293	43%	44,764
Strategic	402,776	86,179	33,445	52,734	51,163	137,342	254,460	35%	6,754

Total	$4,203,820	285,320	93,185	192,135	1,248,331	1,533,651	$2,249,289	41%	86,927

Land seller debt and other debt		$2,420	—	2,420	52,319	54,739

Total JV debt		$287,740	93,185	194,555	1,300,650	1,588,390

The table below indicates the assets, debt and equity of our 10 largest unconsolidated joint venture investments as of November 30, 2009:

	Lennar’s Investment		Total JV Assets	Gross Recourse Debt to Lennar	Reimbursement Agreements	Net Recourse Debt to Lennar	Total Debt Without Recourse to Lennar	Total JV Debt	Total JV Equity	JV Debt to Total Capital Ratio
	(Dollars in thousands)
Land Development JVs (1):
Platinum Triangle Partners		$98,527	270,692	66,889	33,445	33,444	—	66,889	194,835	26%
Heritage Fields El Toro		84,352	1,248,401	—	—	—	545,518	545,518	674,089	45%
Newhall Land Development (2)		49,811	473,954	—	—	—	—	—	290,008	—
56th & Lone Mountain		39,123	109,921	15,117	—	15,117	15,116	30,233	77,900	28%
Runkle Canyon		36,690	74,888	—	—	—	—	—	73,381	—
MS Rialto Residential Holdings		32,357	490,461	—	—	—	110,185	110,185	352,854	24%
Ballpark Village		31,495	121,067	—	—	—	56,910	56,910	62,520	48%
Rocking Horse Partners		19,414	49,295	—	—	—	9,616	9,616	38,611	20%
Treasure Island Community Development		15,277	34,214	—	—	—	—	—	30,584	—
Willow Springs Properties		15,135	33,789	—	—	—	3,508	3,508	30,270	10%

10 largest JV investments		422,181	2,906,682	82,006	33,445	48,561	740,853	822,859	1,825,052	31%

Other JVs		186,959	1,297,138	203,314	59,740	143,574	507,478	710,792	424,237	63%

Total		$609,140	4,203,820	285,320	93,185	192,135	1,248,331	1,533,651	2,249,289	41%

Land seller debt and other debt	$			2,420	—	2,420	52,319	54,739

Total JV debt	$			287,740	93,185	194,555	1,300,650	1,588,390

(1)

All of the joint ventures presented in the table above operate in our Homebuilding West segment except for 56th & Lone Mountain, Rocking Horse Partners and Willow Springs Properties, which operate in our Homebuilding Central segment, and MS Rialto Residential Holdings, which operates in all of our homebuilding segments and Homebuilding Other.

(2)	During 2009, LandSource emerged from bankruptcy as a new reorganized company named Newhall Land Development, LLC. As a result, all of LandSource’s bank debts were discharged.

The table below indicates the percentage of assets, debt and equity of our 10 largest unconsolidated joint venture investments as of November 30, 2009:

	% of Total JV Assets	% of Gross Recourse Debt to Lennar	% of Net Recourse Debt to Lennar	% of Total Debt Without Recourse to Lennar	% of Total JV Equity
10 largest JVs	69%	29%	25%	59%	81%
Other	31%	71%	75%	41%	19%

Total	100%	100%	100%	100%	100%

Option Contracts

We have access to land through option contracts, which generally enables us to control portions of properties owned by third parties (including land funds) and unconsolidated entities until we have determined whether to exercise the option.

A majority of our option contracts require a non-refundable cash deposit or irrevocable letter of credit based on a percentage of the purchase price of the land. Until recently, these option deposits generally have approximated 10% of the exercise price. Our option contracts sometimes include price adjustment provisions, which adjust the purchase price of the land to its approximate fair value at the time of acquisition or are based on fair value at the time of takedown. The exercise periods of our option contracts generally range from one-to-ten years.

Our investments in option contracts are recorded at cost unless those investments are determined to be impaired, in which case our investments are written down to fair value. We review option contracts for indicators of impairment during each reporting period. The most significant indicator of impairment is a decline in the fair value of the optioned property such that the purchase and development of the optioned property would no longer meet our targeted return on investment. Such declines could be caused by a variety of factors including increased competition, decreases in demand or changes in local regulations that adversely impact the cost of development. Changes in any of these factors would cause us to re-evaluate the likelihood of exercising our land options.

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

When we intend not to exercise an option, we write-off any deposit and pre-acquisition costs associated with the option contract. For the years ended November 30, 2009, 2008 and 2007, we wrote-off $84.4 million, $97.2 million and $530.0 million, respectively, of option deposits and pre-acquisition costs related to homesites under option that we do not intend to purchase.

The table below indicates the number of homesites owned and homesites to which we had access through option contracts with third parties (“optioned”) or unconsolidated joint ventures in which we have investments (“JVs”) (i.e., controlled homesites) for each of our homebuilding segments and Homebuilding Other at November 30, 2009 and 2008:

November 30, 2009	Controlled Homesites			Owned Homesites	Total Homesites
	Optioned	JVs	Total
East	4,701	1,900	6,601	28,406	35,007
Central	1,273	2,381	3,654	15,607	19,261
West	78	7,667	7,745	24,770	32,515
Houston	901	1,728	2,629	6,672	9,301
Other	470	74	544	7,248	7,792

Total homesites	7,423	13,750	21,173	82,703	103,876

November 30, 2008	Controlled Homesites			Owned Homesites	Total Homesites
	Optioned	JVs	Total
East	8,705	4,444	13,149	25,688	38,837
Central	1,820	5,991	7,811	14,501	22,312
West	203	12,078	12,281	18,776	31,057
Houston	1,461	2,654	4,115	7,389	11,504
Other	529	704	1,233	8,327	9,560

Total homesites	12,718	25,871	38,589	74,681	113,270

We evaluate all option contracts for land when entered into or upon a reconsideration event to determine whether we are the primary beneficiary of certain of these option contracts. Although we do not have legal title to the optioned land, if we are deemed to be the primary beneficiary, we are required to consolidate the land under option at the purchase price of the optioned land. During the year ended November 30, 2009, the effect of consolidation of these option contracts was an increase of $14.3 million to consolidated inventory not owned with a corresponding increase to liabilities related to consolidated inventory not owned in our consolidated balance sheet as of November 30, 2009. This increase was offset primarily by our exercise of options to acquire land under certain contracts previously consolidated, resulting in a net decrease in consolidated inventory not owned of $84.1 million. To reflect the purchase price of the inventory consolidated, we reclassified $2.6 million of related option deposits from land under development to consolidated inventory not owned in the accompanying consolidated balance sheet as of November 30, 2009. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and our cash deposits.

Our exposure to loss related to our option contracts with third parties and unconsolidated entities consisted of our non-refundable option deposits and pre-acquisition costs totaling $127.4 million and $191.2 million, respectively, at November 30, 2009 and 2008. Additionally, we had posted $58.2 million and $89.5 million, respectively, of letters of credit in lieu of cash deposits under certain option contracts as of November 30, 2009 and 2008.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations at November 30, 2009:

Contractual Obligations	Total	Payments Due by Period
		Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(In thousands)
Homebuilding—Senior notes and other debts payable	$2,761,352	464,614	470,504	676,659	1,149,575
Financial services—Notes and other debts payable	217,557	217,482	42	30	3
Interest commitments under interest bearing debt (1)	828,994	168,311	285,381	218,460	156,842
Operating leases	158,631	46,570	57,770	28,451	25,840
Other contractual obligations (2)	75,000	75,000	—	—	—

Total contractual obligations (3)	$4,041,534	971,977	813,697	923,600	1,332,260

(1)	Interest commitments on variable interest-bearing debt are determined based on the interest rate as of November 30, 2009.
(2)	Commitment to fund an equity investment.
(3)	Total contractual obligations exclude our gross unrecognized tax benefits of $77.2 million as of November 30, 2009 because we are unable to make reasonable estimates as to the period of cash settlement with the respective taxing authorities.

We are subject to the usual obligations associated with entering into contracts (including option contracts) for the purchase, development and sale of real estate in the routine conduct of our business. Option contracts for the purchase of land generally enable us to defer acquiring portions of properties owned by third parties and unconsolidated entities until we have determined whether to exercise our option. This reduces our financial risk associated with land holdings. At November 30, 2009, we had access to 21,173 homesites through option contracts with third parties and unconsolidated entities in which we have investments. At November 30, 2009, we had $127.4 million of non-refundable option deposits and pre-acquisition costs related to certain of these homesites and $58.2 million of letters of credit posted in lieu of cash deposits under certain option contracts.

At November 30, 2009, we had letters of credit outstanding in the amount of $303.1 million (which included the $58.2 million of letters of credit discussed above). These letters of credit are generally posted either with regulatory bodies to guarantee our performance of certain development and construction activities or in lieu of cash deposits on option contracts. Additionally, at November 30, 2009, we had outstanding performance and surety bonds related to site improvements at various projects (including certain projects in our joint ventures) of $821.2 million. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all of the development and construction activities are completed. As of November 30, 2009, there were approximately $324.4 million, or 40%, of costs to complete related to these site improvements. We do not presently anticipate any draws upon these bonds, but if any such draws occur, we do not believe they would have a material effect on our financial position, results of operations or cash flows.

Our Financial Services segment had a pipeline of loan applications in process of $838.6 million at November 30, 2009. Loans in process for which interest rates were committed to the borrowers and builder commitments for loan programs totaled $203.6 million as of November 30, 2009. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers or borrowers may not meet certain criteria at the time of closing, the total commitments do not necessarily represent future cash requirements.

Our Financial Services segment uses mandatory mortgage-backed securities (“MBS”) forward commitments, option contracts and investor commitments to hedge our mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments, option contracts and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At November 30, 2009, we had open commitments amounting to $247.7 million to sell MBS with varying settlement dates through February 2010.

The following sections discuss economic conditions, market and financing risk, seasonality and interest rates and changing prices that may have an impact on our business:

Economic Conditions

Throughout 2009, market conditions in the homebuilding industry remained challenging. Even though consumer confidence appears to have improved during 2009 and demand in some of our markets showed signs of stabilization, the homebuilding industry was still negatively impacted by high levels of unemployment, increased foreclosures and tight credit standards. Despite our continued use of sales incentives, our net new orders were down 14% and 48%, respectively, in 2009 and 2008, even though they increased 3% in the fourth quarter of 2009 year-over-year for the first time since the first quarter of our 2006 fiscal year. Our sales incentives were $44,800 per home delivered and $48,700 per home delivered, respectively in 2009 and 2008. A continued decline in the prices for new homes could adversely affect our revenues and margins, as well as the carrying amount of our inventory and other investments.

Market and Financing Risk

We finance our contributions to JVs, land acquisition and development activities, construction activities, financial services activities and general operating needs primarily with cash generated from operations, debt issuances and equity offerings, as well as cash borrowed under our Credit Facility and borrowings under our warehouse repurchase facilities. We also purchase land under option agreements, which enables us to control homesites until we have determined whether to exercise the option. We tried to manage the financial risks of adverse market conditions associated with land holdings by what we believed to be prudent underwriting of land purchases in areas we viewed as desirable growth markets, careful management of the land development process and, until recent years, limitation of risks by using partners to share the costs of purchasing and developing land, as well as obtaining access to land through option contracts. Although we believed our land underwriting standards were conservative, we did not anticipate the severe decline in land values and the sharply reduced demand for new homes encountered throughout 2008 and 2009.

Seasonality

We have historically experienced variability in our results of operations from quarter-to-quarter due to the seasonal nature of the homebuilding business.

Interest Rates and Changing Prices

Inflation can have a long-term impact on us because increasing costs of land, materials and labor result in a need to increase the sales prices of homes. In addition, inflation is often accompanied by higher interest rates, which can have a negative impact on housing demand and the costs of financing land development activities and housing construction. Rising interest rates, as well as increased materials and labor costs, may reduce gross margins. An increase in material and labor costs is particularly a problem during a period of declining home prices. During 2009, a decrease in home sales prices contributed to lower gross margins and inventory valuation adjustments. Conversely, deflation can impact the value of real estate and make it difficult for us to recover our land costs. Therefore, either inflation or deflation could adversely impact our future results of operations.

New Accounting Pronouncements

The Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The ASC does not alter current accounting principles generally accepted in the Unites States of America (“GAAP”), but rather integrated existing accounting standards with other authoritative guidance. The ASC provides a single source of authoritative GAAP for nongovernmental entities and supersedes all other previously issued non-Securities Exchange Commission accounting and reporting guidance. The adoption of the ASC did not have any effect on the Company’s result of operations or financial position.

In December 2007, the FASB updated certain provisions of ASC Topic 805, Business Combinations, (“ASC 805”). These provisions broaden the guidance of ASC 805, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition requirements of assets acquired, liabilities assumed and interests transferred as a result of business combinations. ASC 805 expands on required disclosures to improve the financial statement users’ abilities to evaluate the nature and financial effects of business combinations. ASC 805 is effective for business combinations that close on or after December 1, 2009. We do not expect the adoption of these new provisions to have a material effect on our consolidated financial statements.

In December 2007, the FASB updated certain provisions of ASC Topic 810, Consolidation, (“ASC 810”). These provisions require that a noncontrolling interest (formerly minority interest) in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest in a subsidiary and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. ASC 810 is effective for our fiscal year beginning December 1, 2009. The adoption of these new provisions will result in the reclassification of the noncontrolling interest in our consolidated joint ventures into the stockholders’ equity section of our consolidated balance sheet.

In June 2009, the FASB updated certain provisions of ASC 810. These provisions amend the consolidation guidance applicable to variable interest entities and the definition of a variable interest entity, and require enhanced disclosures to provide more information about an enterprise’s involvement in a variable interest entity. ASC 810 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. These provisions under ASC 810 are effective for our fiscal year beginning December 1, 2009. We do not expect the adoption of these provisions to have a material effect on our consolidated financial statements.

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

Homebuilding Operations

Revenue Recognition

Revenues from sales of homes are recognized when sales are closed and title passes to the new homeowner, the new homeowner’s initial and continuing investment is adequate to demonstrate a commitment to pay for the home, the new homeowner’s receivable is not subject to future subordination and we do not have a substantial continuing involvement with the new home. Revenues from sales of land are recognized when a significant down payment is received, the earnings process is complete, title passes and collectability of the receivable is reasonably assured. We believe that the accounting policy related to revenue recognition is a critical accounting policy because of the significance of revenue.

Inventories

Inventories are stated at cost unless the inventory within a community is determined to be impaired, in which case the impaired inventory is written down to fair value. Inventory costs include land, land development and home construction costs, real estate taxes, deposits on land purchase contracts and interest related to development and construction. We review our inventory for indicators of impairment by evaluating each community during each reporting period. The inventory within each community is categorized as finished homes and construction in progress or land under development based on the development state of the community. There were 390 and 493 active communities as of November 30, 2009 and 2008, respectively. If the undiscounted cash flows expected to be generated by a community are less than its carrying amount, an impairment charge is recorded to write down the carrying amount of such community to its fair value.

In conducting our review for indicators of impairment on a community level, we evaluate, among other things, the margins on homes that have been delivered, margins on homes under sales contracts in backlog, projected margins with regard to future home sales over the life of the community, projected margins with regard to future land sales, and the estimated fair value of the land itself. We pay particular attention to communities in which inventory is moving at a slower than anticipated absorption pace and communities whose average sales price and/or margins are trending downward and are anticipated to continue to trend downward. From this review, we identify communities whose carrying values exceed their undiscounted cash flows. While all of our homebuilding segments and Homebuilding Other have been severely impacted by the downturn in the housing market, our West Homebuilding segment has been most significantly impacted as evidenced by its decrease in revenues of 43% for the year ended November 30, 2009, compared to the year ended November 30, 2008.

We estimate the fair value of our communities using a discounted cash flow model. These projected cash flows for each community are significantly impacted by estimates related to market supply and demand, product type by community, homesite sizes, sales pace, sales prices, sales incentives, construction costs, sales and marketing expenses, the local economy, competitive conditions, labor costs, costs of materials and other factors for that particular community. Every division evaluates the historical performance of each of its communities as well as the current trends in the market and economy impacting the community and its surrounding areas. These trends are analyzed for each of the estimates listed above. For example, since the start of the downturn in the housing market, we have found ways to reduce our construction costs in many communities, and this reduction in construction costs in addition to changes in product type in many communities has impacted future estimated cash flows.

Each of the homebuilding markets we operate is unique, as homebuilding has historically been a local business driven by local market conditions and demographics. Each of our homebuilding markets is dynamic and has specific supply and demand relationships reflective of local economic conditions. Our projected cash flows are impacted by many assumptions. Some of the most critical assumptions in our cash flow models are our projected absorption pace for home sales, sales prices and costs to build and deliver our homes on a community by community basis.

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

We estimate the fair value of inventory evaluated for impairment based on market conditions and assumptions made by management at the time the inventory is evaluated, which may differ materially from actual results if market conditions or our assumptions change. For example, further market deterioration or changes in our assumptions may lead to us incurring additional impairment charges on previously impaired inventory, as well as on inventory not currently impaired, but for which indicators of impairment may arise if further market deterioration occurs.

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

During the years ended November 30, 2009, 2008 and 2007, we recorded the following inventory impairments:

	Years Ended November 30,
	2009	2008	2007
	(In thousands)
Valuation adjustments to finished homes, CIP and land on which we intend to build homes (1)	$180,239	195,518	747,843
Valuation adjustments to land we intend to sell or have sold to third parties (2)	95,314	47,791	1,167,294
Write-offs of option deposits and pre-acquisition costs	84,372	97,172	529,981

Total inventory impairments	$359,925	340,481	2,445,118

(1)	Valuation adjustments to finished homes, CIP and land on which we intend to build homes for the years ended November 30, 2009, 2008 and 2007 relate to 131 communities, 146 communities and 428 communities, respectively.
(2)	The $1.2 billion of valuation adjustments recorded in 2007 to land we intend to sell or have sold to third parties included $740.4 million of valuation adjustments related to a portfolio of land we sold to a strategic land investment venture with Morgan Stanley Real Estate Fund II, L.P., an affiliate of Morgan Stanley & Co., Inc., which was formed in November 2007 and in which we have a 20% ownership interest.

The valuation adjustments were estimated based on market conditions and assumptions made by management at the time the valuation adjustments were recorded, which may differ materially from actual results if market conditions or our assumptions change. See Note 2 of the notes to our consolidated financial statements included in Item 8 of this document for details related to valuation adjustments and write-offs by reportable segment and Homebuilding Other.

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

At November 30, 2009, the reserve for warranty costs was $158.0 million, which included $58.0 million related to defective drywall manufactured in China that was purchased and installed by various of our subcontractors. Defective Chinese drywall appears to be an industry-wide issue as other homebuilders have publicly disclosed that they are experiencing similar issues with defective Chinese drywall. While we believe that the reserve for warranty costs is adequate, there can be no assurances that historical data and trends will accurately predict our actual warranty costs. Additionally, there can be no assurances that future economic or financial developments might not lead to a significant change in the reserve.

Investments in Unconsolidated Entities

We strategically invest in unconsolidated entities that acquire and develop land (1) for our homebuilding operations or for sale to third parties or (2) for construction of homes for sale to third-party homebuyers. Our partners generally are unrelated homebuilders, land owners/developers and financial or other strategic partners.

Most of the unconsolidated entities through which we acquire and develop land are accounted for by the equity method of accounting because we are not the primary beneficiary, and we have a significant, but less than controlling, interest in the entities. We record our investments in these entities in our consolidated balance sheets as “Investments in Unconsolidated Entities” and our pro-rata share of the entities’ earnings or losses in our consolidated statements of operations as “Equity in Earnings (Loss) from Unconsolidated Entities,” as described in Note 4 of the notes to our consolidated financial statements. Advances to these entities are included in the investment balance.

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

As of November 30, 2009, we believe that the equity method of accounting is appropriate for our investments in unconsolidated entities where we are not the primary beneficiary and we do not have a controlling interest, but rather share control with our partners. At November 30, 2009, the unconsolidated entities in which we had investments had total assets of $4.2 billion and total liabilities of $2.0 billion.

We evaluate our investments in unconsolidated entities for indicators of impairment during each reporting period. A series of operating losses of an investee or other factors may indicate that a decrease in the value of our investment in the unconsolidated entity has occurred which is other-than-temporary. The amount of impairment recognized is the excess of the investment’s carrying amount over its estimated fair value.

The evaluation of our investment in unconsolidated entities includes certain critical assumptions: (1) projected future distributions from the unconsolidated entities, (2) discount rates applied to the future distributions and (3) various other factors.

Our assumptions on the projected future distributions from the unconsolidated entities are dependent on market conditions. Specifically, distributions are dependent on cash to be generated from the sale of inventory by the unconsolidated entities. Such inventory is also reviewed for potential impairment by the unconsolidated entities. The review for inventory impairment performed by our unconsolidated entities is materially consistent with our process, as discussed above, for evaluating its own inventory as of the end of a reporting period. The unconsolidated entities generally also use a discount rate of approximately 20% in their reviews for impairment, subject to the perceived risks associated with the community’s cash flow streams relative to its inventory. If a valuation adjustment is recorded by an unconsolidated entity related to its assets, our proportionate share of it is reflected in our equity in loss from unconsolidated entities with a corresponding decrease to our investment in unconsolidated entities. In certain instances, we may be required to record additional losses relating to our investment in unconsolidated entities; such losses are included in other expense, net. We believe our assumptions on the projected future distributions from the unconsolidated entities are critical because the operating results of the unconsolidated entities from which the projected distributions are derived are dependent on the status of the homebuilding industry, which has historically been cyclical and sensitive to changes in economic conditions such as interest rates, credit availability, unemployment levels and consumer sentiment. Changes in these economic conditions could materially affect the projected operational results of the unconsolidated entities from which the distributions are derived.

In addition, we believe our assumptions on discount rates are also critical accounting policies because the selection of the discount rates also affects the estimated fair value of our investment in unconsolidated entities. A higher discount rate reduces the estimated fair value of our investment in unconsolidated entities, while a lower discount rate increases the estimated fair value of our investment in unconsolidated entities. Because of changes in economic conditions, actual results could differ materially from management’s assumptions and may require material valuation adjustments to our investments in unconsolidated entities to be recorded in the future.

Additionally, we consider various qualitative factors to determine if a decrease in the value of our investment is other-than-temporary. These factors include age of the venture, intent and ability for us to recover our investment in the entity, short-term liquidity needs of the unconsolidated entity, trends in the general economic environment of the land, entitlement status of the land held by the unconsolidated entity, overall projected returns on investment, defaults under contracts with third parties (including bank debt), recoverability of the investment through future cash flows and relationships with the other partners and banks. If we believe that the decline in the fair value of the investment is temporary, then no impairment is recorded.

During the years ended November 30, 2009, 2008 and 2007, we recorded the following valuation adjustments related to our investments in unconsolidated entities:

	Years Ended November 30,
	2009	2008	2007
	(In thousands)
Our share of valuation adjustments related to assets of unconsolidated entities	$101,893	32,245	364,162
Valuation adjustments to our investments in unconsolidated entities	88,972	172,790	132,206

Total valuation adjustments to our investments in unconsolidated entities	$190,865	205,035	496,368

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

Financial Services Operations

Revenue Recognition

Premiums from title insurance policies are recognized as revenue on the effective date of the policies. Escrow fees and loan origination revenues are recognized at the time the related real estate transactions are completed, usually upon the close of escrow. Expected gains and losses from the sale of loans and their related servicing rights are included in the measurement of all written loan commitments that are accounted for at fair value through earnings at the time of commitment. Interest income on loans held-for-sale and loans held-for-investment is recognized as earned over the terms of the mortgage loans based on the contractual interest rates. We believe that the accounting policy related to revenue recognition is a critical accounting policy because of the significance of revenue.

Allowance for Loan and Other Losses

We provide an allowance for loan losses by taking into consideration various factors such as past loan loss experience, present economic conditions and other factors considered relevant by management. Anticipated changes in economic conditions, which may influence the level of the allowance, are considered in the evaluation by management when the likelihood of the changes can be reasonably determined. This analysis is based on judgments and estimates and may change in response to economic developments or other conditions that may influence borrowers’ financial conditions or prospects. At November 30, 2009, the allowance for loan losses was $7.4 million, compared to $20.4 million at November 30, 2008. We believe that the 2009 year-end allowance is adequate, particularly in view of the fact that we usually sell the loans in the secondary mortgage market on a non-recourse basis within 30 days after we originate them. Since we remain liable for certain representations and warranties, there can be no assurances that further deterioration in the housing market and future economic or financial developments, including general interest rate increases or a slowdown in the economy, might not lead to increased provisions to the allowance or a higher occurrence of loan write-offs. This allowance requires management’s judgment and estimate. For these reasons, we believe that the accounting estimate related to the allowance for loan losses is a critical accounting estimate.

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

We review goodwill annually (or whenever indicators of impairment exist) for impairment. For our review of the Financial Services segment’s goodwill during the years ended November 30, 2009 and 2008, we determined the fair value of our Financial Services segment based entirely on the income approach due to a lack of guideline companies with adequate comparisons to our Financial Services segment on a stand alone basis.

The income approach establishes fair value by methods which discount or capitalize earnings and/or cash flow by a discount or capitalization rate that reflects market rate of return expectations, market conditions and the risk of the relative investment. We used a discounted cash flow method when applying the income approach. This analysis includes operating income, interest expense, taxes and incremental working capital, as well as other factors. The projections used in the analysis are for a five-year period and represent what we consider to be normalized earnings.

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

We performed our annual impairment test in the fourth quarter of fiscal 2009 for our Financial Services segment’s goodwill, and determined that an impairment adjustment was not required. During the year ended November 30, 2008, we impaired $27.2 million of our Financial Services segment’s goodwill. During the year ended November 30, 2007, we impaired all goodwill related to our homebuilding operations amounting to $190.2 million. As of November 30, 2009 and 2008, there were no material identifiable intangible assets, other than goodwill.

At both November 30, 2009 and 2008, goodwill recorded in our Financial Services segment was $34.0 million.

Valuation of Deferred Tax Assets

We record income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as attributable to operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which the temporary differences are expected to be recovered or paid. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period when the changes are enacted.

A reduction of the carrying amounts of deferred tax assets by a valuation allowance is required if, based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets are assessed each reporting period by us based on the more-likely-than-not realization threshold criterion. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with loss carryforwards not expiring unused and tax planning alternatives. Based upon all available evidence, we recorded a valuation allowance against our deferred tax assets of $730.8 million during the year ended November 30, 2008, and increased it by $269.6 million during the year ended November 30, 2009. In addition, we recorded a reversal of $351.8 million to the deferred tax asset valuation allowance during the year ended November 30, 2009 primarily due to a change in tax legislation, which allowed us to carry back our fiscal year 2009 tax loss to recover previously paid income taxes. At November 30, 2009 and 2008, our deferred tax assets, as well as the valuation allowance recorded, were $647.4 million and $730.8 million, respectively. In future periods, the allowance could be reduced based on sufficient evidence indicating that it is more likely than not that a portion or all of our deferred tax assets will be realized. As such, at both November 30, 2009 and 2008, we had no net deferred tax assets.

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

Share-Based Payments

We have share-based awards outstanding under four different plans which provide for the granting of stock options and stock appreciation rights and awards of restricted common stock (“nonvested shares”) to key officers, associates and directors. The exercise prices of stock options and stock appreciation rights may not be less than the market value of the common stock on the date of the grant. Exercises are permitted in installments determined when options are granted. Each stock option and stock appreciation right will expire on a date determined at the time of the grant, but not more than ten years after the date of the grant. We account for stock option awards granted under the plans based on the estimated grant date fair value.

We believe that the accounting estimate for share based payments is a critical accounting estimate because the calculation of share-based employee compensation expense involves estimates that require management’s judgments. These estimates include the fair value of each of our stock option awards, which are estimated on the date of grant using a Black-Scholes option-pricing model as discussed in Note 12 of the notes to our consolidated financial statements included under Item 8 of this document. The fair value of our stock option awards, which are subject to graded vesting, is expensed on a straight-line basis over the vesting life of the options. Expected volatility is based on an average of (1) historical volatility of our stock and (2) implied volatility from traded options on our stock. The risk-free rate for periods within the contractual life of the stock option award is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the stock option award is granted with a maturity equal to the expected term of the stock option award granted. We use historical data to estimate stock option exercises and forfeitures within our valuation model. The expected life of stock option awards granted is derived from historical exercise experience under our share-based payment plans and represents the period of time that stock option awards granted are expected to be outstanding.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks related to fluctuations in interest rates on our investments, debt obligations, loans held-for-sale and loans held-for-investment. We utilize forward commitments and option contracts to mitigate the risks associated with our mortgage loan portfolio.

The table below provides information at November 30, 2009 about our significant financial instruments that are sensitive to changes in interest rates. For loans held-for-sale, loans held-for-investment, net and investments held-to-maturity, senior notes and other debts payable and notes and other debts payable, the table presents principal cash flows and related weighted average effective interest rates by expected maturity dates and estimated fair values at November 30, 2009. Weighted average variable interest rates are based on the variable interest rates at November 30, 2009.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and Notes 1 and 14 of the notes to consolidated financial statements in Item 8 for a further discussion of these items and our strategy of mitigating our interest rate risk.

Information Regarding Interest Rate Sensitivity

Principal (Notional) Amount by

Expected Maturity and Average Interest Rate

November 30, 2009

	Years Ending November 30,					Thereafter	Total	Fair Value at November 30, 2009
	2010	2011	2012	2013	2014
	(Dollars in millions)
ASSETS
Financial services:
Loans held-for-sale:
Fixed rate	$—	—	—	—	—	180.8	180.8	180.8
Average interest rate	—	—	—	—	—	4.9%	4.9%	—
Variable rate	$—	—	—	—	—	1.9	1.9	1.9
Average interest rate	—	—	—	—	—	3.8%	3.8%	—
Loans held-for-investment, net and investments held-to-maturity:
Fixed rate	$2.0	2.3	0.5	0.6	0.6	14.6	20.6	22.3
Average interest rate	2.8%	2.4%	7.5%	7.5%	7.6%	7.1%	6.2%	—
Variable rate	$0.1	0.1	0.1	0.2	0.2	6.3	7.0	7.0
Average interest rate	5.5%	5.5%	5.5%	5.5%	5.5%	5.5%	5.5%	—

LIABILITIES
Homebuilding:
Senior notes and other debts payable:
Fixed rate	$260.6	259.7	15.1	347.5	269.0	1,148.6	2,300.5	2,293.8
Average interest rate	5.1%	5.9%	4.9%	6.0%	5.7%	8.1%	6.9%	—
Variable rate	$204.0	62.1	133.6	47.8	12.4	1.0	460.9	460.9
Average interest rate	2.2%	5.7%	3.3%	3.7%	5.5%	3.5%	3.2%	—
Financial services:
Notes and other debts payable:
Fixed rate	$0.1	—	—	—	—	—	0.1	0.1
Average interest rate	8.0%	—	—	—	—	—	8.0%	—
Variable rate	$217.5	$0.1	—	—	—	—	217.6	217.6
Average interest rate	4.2%	8.0%	—	—	—	—	4.2%	—

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of November 30, 2009. The effectiveness of our internal control over financial reporting as of November 30, 2009 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Lennar Corporation

We have audited the internal control over financial reporting of Lennar Corporation and subsidiaries (the “Company”) as of November 30, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended November 30, 2009 of the Company and our report dated January 29, 2010 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Miami, Florida

January 29, 2010

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Lennar Corporation

We have audited the accompanying consolidated balance sheets of Lennar Corporation and subsidiaries (the “Company”) as of November 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended November 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Lennar Corporation and subsidiaries as of November 30, 2009 and 2008 and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of November 30, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 29, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Miami, Florida

January 29, 2010

LENNAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

November 30, 2009 and 2008

	2009	2008
	(In thousands, except per share amounts)
ASSETS
Homebuilding:
Cash and cash equivalents	$1,330,603	1,091,468
Restricted cash	9,225	8,828
Receivables, net	122,053	94,520
Income tax receivables	334,428	255,460
Inventories:
Finished homes and construction in progress	1,503,346	2,080,345
Land under development	1,990,430	1,741,407
Consolidated inventory not owned	594,213	678,338

Total inventories	4,087,989	4,500,090
Investments in unconsolidated entities	609,140	766,752
Other assets	263,803	99,802

	6,757,241	6,816,920
Financial services	557,550	607,978

Total assets	$7,314,791	7,424,898

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable	$169,596	246,727
Liabilities related to consolidated inventory not owned	518,359	592,777
Senior notes and other debts payable	2,761,352	2,544,935
Other liabilities	862,584	834,873

	4,311,891	4,219,312
Financial services	414,886	416,833

Total liabilities	4,726,777	4,636,145
Minority interest	144,535	165,746
Stockholders’ equity:
Class A common stock of $0.10 par value per share Authorized: 2009 and 2008—300,000 shares Issued: 2009—165,155 shares; 2008—140,503 shares	16,515	14,050
Class B common stock of $0.10 par value per share Authorized: 2009 and 2008—90,000 shares Issued: 2009 and 2008—32,964 shares	3,296	3,296
Additional paid-in capital	2,208,934	1,944,626
Retained earnings	828,424	1,273,159
Treasury stock, at cost; 2009—11,543 Class A common shares and 1,680 Class B common shares; 2008—11,229 Class A common shares and 1,680 Class B common shares	(613,690)	(612,124)

Total stockholders’ equity	2,443,479	2,623,007

Total liabilities and stockholders’ equity	$7,314,791	7,424,898

See accompanying notes to consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended November 30, 2009, 2008 and 2007

	2009	2008	2007
	(Dollars in thousands, except per share amounts)
Revenues:
Homebuilding	$2,834,285	4,263,038	9,730,252
Financial services	285,102	312,379	456,529

Total revenues	3,119,387	4,575,417	10,186,781

Costs and expenses:
Homebuilding (1)	3,210,386	4,541,881	12,189,077
Financial services (2)	249,120	343,369	450,409
Corporate general and administrative	120,093	129,752	173,202

Total costs and expenses	3,579,599	5,015,002	12,812,688

Equity in loss from unconsolidated entities (3)	(130,917)	(59,156)	(362,899)
Other expense, net (4)	(98,425)	(172,387)	(50,221)
Other interest expense	(70,850)	(27,594)	(25,808)
Minority interest income (expense), net (5)	28,912	4,097	(1,927)
Gain on recapitalization of unconsolidated entity	—	133,097	175,879
Goodwill impairments	—	—	(190,198)

Loss before income taxes	(731,492)	(561,528)	(3,081,081)
Benefit (provision) for income taxes (6)	314,345	(547,557)	1,140,000

Net loss	$(417,147)	(1,109,085)	(1,941,081)

Basic and diluted loss per share	$(2.45)	(7.00)	(12.31)

(1)	Homebuilding costs and expenses include $373.5 million, $340.5 million and $2,445.1 million, respectively, of valuation adjustments and write-offs of option deposits and pre-acquisition costs for the years ended November 30, 2009, 2008 and 2007.
(2)	Financial Services costs and expenses for the year ended November 30, 2008 include a $27.2 million impairment of goodwill.
(3)	Equity in loss from unconsolidated entities includes the Company’s share of valuation adjustments related to assets of unconsolidated entities in which the Company has investments of $101.9 million, $32.2 million and $364.2 million, respectively, for the years ended November 30, 2009, 2008 and 2007.
(4)	Other expense, net includes $89.0 million, $172.8 million and $132.2 million, respectively, of valuation adjustments to the Company’s investments in unconsolidated entities for the years ended November 30, 2009, 2008 and 2007.
(5)	Minority interest income (expense), net, for the year ended November 30, 2009, includes $13.6 million of minority interest income recorded as a result of $27.2 million of valuation adjustments to inventories of 50%-owned consolidated joint ventures.
(6)	Benefit (provision) for income taxes for the year ended November 30, 2009 primarily includes a reversal of the Company’s deferred tax asset valuation allowance of $351.8 million, primarily due to a change in tax legislation, which allowed the Company to carryback its fiscal year 2009 tax loss to recover previously paid income taxes. For the year ended November 30, 2008, benefit (provision) for income taxes includes a $730.8 million valuation allowance recorded against the Company’s deferred tax assets.

See accompanying notes to consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended November 30, 2009, 2008 and 2007

	2009	2008	2007
	(Dollars in thousands)
Class A common stock:
Beginning balance	$14,050	13,931	13,689
Issuances of Class A common shares	2,096	—	—
Employee stock and director plans	369	119	242

Balance at November 30,	16,515	14,050	13,931

Class B common stock:
Beginning balance	3,296	3,296	3,287
Employee stock plans	—	—	9

Balance at November 30,	3,296	3,296	3,296

Additional paid-in capital:
Beginning balance	1,944,626	1,920,386	1,753,695
Issuances of Class A common shares	218,875	—	—
Conversion of convertible senior subordinated notes to Class A common shares, including tax benefit	—	—	95,978
Employee stock and director plans	25,332	12,940	47,235
Tax (provision) benefit from employee stock plans and vesting of restricted stock	—	(6,139)	5,171
Amortization of restricted stock and performance-based stock options	20,101	17,439	18,307

Balance at November 30,	2,208,934	1,944,626	1,920,386

Retained earnings:
Beginning balance	1,273,159	2,496,933	4,539,137
Net loss	(417,147)	(1,109,085)	(1,941,081)
Cash dividends—Class A common stock	(22,448)	(67,220)	(80,984)
Cash dividends—Class B common stock	(5,140)	(16,267)	(20,139)
Cumulative effect adjustments	—	(31,202)	—

Balance at November 30,	828,424	1,273,159	2,496,933

Deferred compensation plan:
Beginning balance	—	(332)	(1,586)
Deferred compensation activity	—	332	1,254

Balance at November 30,	$—	—	(332)

See accompanying notes to consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)

Years Ended November 30, 2009, 2008 and 2007

	2009	2008	2007
	(Dollars in thousands)
Deferred compensation liability:
Beginning balance	$—	332	1,586
Deferred compensation activity	—	(332)	(1,254)

Balance at November 30,	—	—	332

Treasury stock, at cost:
Beginning balance	(612,124)	(610,366)	(606,395)
Employee stock plans	(1,566)	(1,758)	(3,971)

Balance at November 30,	(613,690)	(612,124)	(610,366)

Accumulated other comprehensive loss:
Beginning balance	—	(2,061)	(2,041)
Unrealized gains arising during period on interest rate swaps, net of tax	—	—	1,002
Unrealized gain (loss) on Company’s portion of unconsolidated entity’s interest rate swap liability, net of tax	—	2,061	(2,061)
Reclassification adjustment for loss included in net loss for interest rate swaps, net of tax	—	—	338
Change to the Company’s portion of unconsolidated entity’s minimum pension liability, net of tax	—	—	701

Balance at November 30,	—	—	(2,061)

Total stockholders’ equity	$2,443,479	2,623,007	3,822,119

Comprehensive loss	$(417,147)	(1,107,024)	(1,941,101)

See accompanying notes to consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended November 30, 2009, 2008 and 2007

	2009	2008	2007
	(Dollars in thousands)
Cash flows from operating activities:
Net loss	$(417,147)	(1,109,085)	(1,941,081)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	19,905	32,399	54,303
Amortization of discount/premium on debt, net	1,736	2,662	2,461
Gain on recapitalization of unconsolidated entity	—	(133,097)	(175,879)
Equity in loss from unconsolidated entities, including $101.9 million, $32.2 million and $364.2 million, respectively, of the Company’s share of valuation adjustments related to assets of unconsolidated entities in 2009, 2008 and 2007	130,917	59,156	362,899
Distribution of earnings from unconsolidated entities	2,498	21,069	106,883
Minority interest (income) expense, net	(28,912)	(4,097)	1,927
Share-based compensation expense	30,392	29,871	35,478
Tax (provision) benefits from share-based awards	—	(6,139)	5,171
Excess tax benefits from share-based awards	—	—	(4,590)
Deferred income tax provision (benefit)	—	772,508	(438,817)
Gain on partial redemption of senior notes	(1,183)	—	—
Valuation adjustments, write-offs of option deposits and pre-acquisition costs, write-offs of notes and other receivables and goodwill impairments	472,137	565,465	2,767,522
Changes in assets and liabilities:
(Increase) decrease in restricted cash	(4,066)	4,624	(10,633)
(Increase) decrease in receivables	(117,874)	828,646	(542,400)
Decrease in inventories, excluding valuation adjustments and write-offs of option deposits and pre-acquisition costs	428,964	292,264	666,228
(Increase) decrease in other assets	(5,125)	7,166	48,509
Decrease in financial services loans held-for-sale	4,497	83,622	190,254
Decrease in accounts payable and other liabilities	(95,896)	(346,200)	(683,722)

Net cash provided by operating activities	420,843	1,100,834	444,513

Cash flows from investing activities:
Net disposals of operating properties and equipment	329	1,390	81
Investments in and contributions to unconsolidated entities	(325,994)	(403,709)	(607,957)
Distributions of capital from unconsolidated entities	24,119	87,802	542,346
Distributions in excess of investment in unconsolidated entity	—	—	354,644
Decrease in financial services portfolio loans held-for-investment	9,655	5,006	18,130
Purchases of investment securities	(1,747)	(176,514)	(107,791)
Proceeds from sales and maturities of investment securities	18,518	220,322	107,530

Net cash provided by (used in) investing activities	(275,120)	(265,703)	306,983

Cash flows from financing activities:
Net repayments under financial services debt	(8,226)	(315,654)	(607,794)
Proceeds from 12.25% senior notes due 2017	392,392	—	—
Debt issuance costs of 12.25% senior notes due 2017	(5,500)	—	—
Redemption of 7 5/8% senior notes due 2009	(281,477)	(322)	—
Partial redemption of 5.125% senior notes due 2010	(49,269)	—	—
Partial redemption of 5.95% senior notes due 2011	(4,647)	—	—
Redemption of senior floating-rate notes due 2009	—	—	(300,000)
Proceeds from other borrowings	19,912	3,548	32,178
Principal payments on other borrowings	(111,395)	(132,055)	(188,544)
Net proceeds from sale of land to an unconsolidated land investment venture	—	—	445,000
Exercise of land options contracts from an unconsolidated land investment venture	(33,656)	(48,434)	—

See accompanying notes to consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

Years Ended November 30, 2009, 2008 and 2007

	2009	2008	2007
	(Dollars in thousands)
Receipts related to minority interests	5,620	154,275	9,008
Payments related to minority interests	(7,744)	(3,240)	(45,553)
Excess tax benefits from share-based awards	—	—	4,590
Common stock:
Issuances	221,437	224	21,588
Repurchases	(1,566)	(1,758)	(3,971)
Dividends	(27,588)	(83,487)	(101,123)

Net cash provided by (used in) financing activities	108,293	(426,903)	(734,621)

Net increase in cash and cash equivalents	$254,016	408,228	16,875
Cash and cash equivalents at beginning of year	1,203,422	795,194	778,319

Cash and cash equivalents at end of year	$1,457,438	1,203,422	795,194

Summary of cash and cash equivalents:
Homebuilding	$1,330,603	1,091,468	642,467
Financial services	126,835	111,954	152,727

	$1,457,438	1,203,422	795,194

Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$55,101	37,949	32,731
Cash (received) paid for income taxes, net	$(241,805)	(877,039)	214,848
Supplemental disclosures of non-cash investing and financing activities:
Conversion of debt to equity, including tax benefit	$—	—	95,978
Purchases of inventories financed by sellers	$22,106	2,384	10,253
Non-cash contributions to unconsolidated entities	$8,150	27,434	73,822
Non-cash distributions from unconsolidated entities	$125,307	56,913	14,036
Issuance of common stock for employee compensation	$—	—	7,391
Consolidation/deconsolidation of previously unconsolidated/consolidated entities, net:
Receivables	$14,466	34,346	4,093
Inventories	$360,640	647,466	238,060
Investments in unconsolidated entities	$(127,449)	(183,647)	(69,767)
Other assets	$68,727	620	1,625
Other debts payable	$(223,942)	(371,811)	(173,239)
Other liabilities	$(79,599)	(88,774)	6,981
Minority interest	$(12,843)	(38,200)	(7,753)

See accompanying notes to consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of Lennar Corporation and all subsidiaries, partnerships and other entities in which Lennar Corporation has a controlling interest and variable interest entities (see Note 15) in which Lennar Corporation is deemed the primary beneficiary (the “Company”). The Company’s investments in both unconsolidated entities in which a significant, but less than controlling, interest is held and in variable interest entities in which the Company is not deemed to be the primary beneficiary are accounted for by the equity method. All intercompany transactions and balances have been eliminated in consolidation. The Company has evaluated subsequent events through January 29, 2010, the date the consolidated financial statements were filed with the U.S Securities and Exchange Commission (“SEC”).

Accounting Standards Codification

The Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The ASC does not alter current accounting principles generally accepted in the Unites States of America (“GAAP”), but rather integrated existing accounting standards with other authoritative guidance. The ASC provides a single source of authoritative GAAP for nongovernmental entities and supersedes all other previously issued non-SEC accounting and reporting guidance. The adoption of the ASC did not have any effect on the Company’s consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Share-Based Payments

The Company has share-based awards outstanding under four different plans which provide for the granting of stock options and stock appreciation rights and awards of restricted common stock (“nonvested shares”) to key officers, associates and directors. The exercise prices of stock options and stock appreciation rights may not be less than the market value of the common stock on the date of the grant. Exercises are permitted in installments determined when options are granted. Each stock option and stock appreciation right will expire on a date determined at the time of the grant, but not more than ten years after the date of the grant. The Company accounts for stock option awards granted under the plans based on the estimated grant date fair value.

Revenue Recognition

Revenues from sales of homes are recognized when the sales are closed and title passes to the new homeowner, the new homeowner’s initial and continuing investment is adequate to demonstrate a commitment to pay for the home, the new homeowner’s receivable is not subject to future subordination and the Company does not have a substantial continuing involvement with the new home. Revenues from sales of land are recognized when a significant down payment is received, the earnings process is complete, title passes and collectability of the receivable is reasonably assured.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs were $42.2 million, $65.7 million and $120.4 million, respectively, for the years ended November 30, 2009, 2008 and 2007.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Due to the short maturity period of cash equivalents, the carrying amounts of these instruments approximate their fair values. Cash and cash equivalents as of November 30, 2009 and 2008 included $5.8 million and $9.8 million, respectively, of cash held in escrow for approximately three days.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Cash

Restricted cash consists of customer deposits on home sales held in restricted accounts until title transfers to the homebuyer, as required by the state and local governments in which the homes were sold.

Income Tax Receivables

Income tax receivables consist of tax refunds that the Company expects to receive within one year. As of November 30, 2009 and 2008, there were $334.4 million and $255.5 million, respectively, of income tax receivables.

Inventories

Inventories are stated at cost unless the inventory within a community is determined to be impaired, in which case the impaired inventory is written down to fair value. Inventory costs include land, land development and home construction costs, real estate taxes, deposits on land purchase contracts and interest related to development and construction. Construction overhead and selling expenses are expensed as incurred. Homes held-for-sale are classified as inventories until delivered. Land, land development, amenities and other costs are accumulated by specific area and allocated to homes within the respective areas. The Company reviews its inventory for indicators of impairment by evaluating each community during each reporting period. The inventory within each community is categorized as finished homes and construction in progress or land under development based on the development state of the community. There were 390 and 493 active communities as of November 30, 2009 and 2008, respectively. If the undiscounted cash flows expected to be generated by a community are less than its carrying amount, an impairment charge is recorded to write down the carrying amount of such community to its fair value.

In conducting its review for indicators of impairment on a community level, the Company evaluates, among other things, the margins on homes that have been delivered, margins on homes under sales contracts in backlog, projected margins with regard to future home sales over the life of the community, projected margins with regard to future land sales and the estimated fair value of the land itself. The Company pays particular attention to communities in which inventory is moving at a slower than anticipated absorption pace and communities whose average sales price and/or margins are trending downward and are anticipated to continue to trend downward. From this review, the Company identifies communities whose carrying values exceed their undiscounted cash flows.

The Company estimates the fair value of its communities using a discounted cash flow model. The projected cash flows for each community are significantly impacted by estimates related to market supply and demand, product type by community, homesite sizes, sales pace, sales prices, sales incentives, construction costs, sales and marketing expenses, the local economy, competitive conditions, labor costs, costs of materials and other factors for that particular community. Every division evaluates the historical performance of each of its communities as well as current trends in the market and economy impacting the community and its surrounding areas. These trends are analyzed for each of the estimates listed above. For example, since the start of the downturn in the housing market, the Company has found ways to reduce its construction costs in many communities, and this reduction in construction costs in addition to change in product type in many communities has impacted future estimated cash flows.

Each of the homebuilding markets in which the Company operates is unique, as homebuilding has historically been a local business driven by local market conditions and demographics. Each of the Company’s homebuilding markets is dynamic and has specific supply and demand relationships reflective of local economic conditions. The Company’s projected cash flows are impacted by many assumptions. Some of the most critical assumptions in the Company’s cash flow model are projected absorption pace for home sales, sales prices and costs to build and deliver homes on a community by community basis.

In order to arrive at the assumed absorption pace for home sales included in the Company’s cash flow model, the Company analyzes its historical absorption pace in the community as well as other communities in the geographical area. In addition, the Company analyzes internal and external market studies and trends, which generally include, but are not limited to, statistics on population demographics, unemployment rates and availability of competing product in the geographic area where the community is located. When analyzing the

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s historical absorption pace for home sales and corresponding internal and external market studies, the Company places greater emphasis on more current metrics and trends such as the absorption pace realized in its most recent quarters as well as forecasted population demographics, unemployment rates and availability of competing product. Generally, if the Company notices a variation from historical results over a span of two fiscal quarters, the Company considers such variation to be the establishment of a trend and adjusts its historical information accordingly in order to develop assumptions on the projected absorption pace in the cash flow model for a community.

In order to determine the assumed sales prices included in its cash flow models, the Company analyzes the historical sales prices realized on homes it delivered in the community and other communities in the geographical area as well as the sales prices included in its current backlog for such communities. In addition, the Company analyzes internal and external market studies and trends, which generally include, but are not limited to, statistics on sales prices in neighboring communities and sales prices on similar products in non-neighboring communities in the geographic area where the community is located. When analyzing its historical sales prices and corresponding market studies, the Company also places greater emphasis on more current metrics and trends such as future forecasted sales prices in neighboring communities as well as future forecasted sales prices for similar products in non-neighboring communities. Generally, if the Company notices a variation from historical results over a span of two fiscal quarters, the Company considers such variation to be the establishment of a trend and adjusts its historical information accordingly in order to develop assumptions on the projected sales prices in the cash flow model for a community.

In order to arrive at the Company’s assumed costs to build and deliver homes, the Company generally assumes a cost structure reflecting contracts currently in place with its vendors adjusted for any anticipated cost reduction initiatives or increases in cost structure. Costs assumed in the cash flow model for the Company’s communities are generally based on the rates the Company is currently obligated to pay under existing contracts with its vendors adjusted for any anticipated cost reduction initiatives or increases in cost structure.

Due to the fact that the estimates and assumptions included in the Company’s cash flow models are based upon historical results and projected trends, it does not anticipate unexpected changes in market conditions that may lead the Company to incur additional impairment charges in the future.

Using all available trend information, the Company calculates its best estimate of projected cash flows for each community. While many of the estimates are calculated based on historical and projected trends, all estimates are subjective and change from market to market and community to community as market and economic conditions change. The determination of fair vale also requires discounting the estimated cash flows at a rate the Company believes a market participant would determine to be commensurate with the inherent risks associated with the assets and related estimated cash flow streams. The discount rate used in determining each asset’s fair value depends on the community’s projected life and development stage. The Company generally uses a discount rate of approximately 20%, subject to the perceived risks associated with the community’s cash flow streams relative to its inventory.

The Company estimates the fair value of inventory evaluated for impairment based on market conditions and assumptions made by management at the time the inventory is evaluated, which may differ materially from actual results if market conditions or assumptions change. For example, further market deterioration or changes in assumptions may lead to the Company incurring additional impairment charges on previously impaired inventory, as well as on inventory not currently impaired but for which indicators of impairment may arise if further market deterioration occurs.

The Company also has access to land inventory through option contracts, which generally enables the Company to defer acquiring portions of properties owned by third parties and unconsolidated entities until it has determined whether to exercise its option. A majority of the Company’s option contracts require a non-refundable cash deposit or irrevocable letter of credit based on a percentage of the purchase price of the land. The Company’s option contracts are recorded at cost. In determining whether to walk-away from an option contract, the Company evaluates the option primarily based upon its expected cash flows from the property under option. If the Company intends to walk away from an option contract, it records a charge to earnings in the period such decision is made for the deposit amount and related pre-acquisition costs associated with the option contract.

See Note 2 for details of inventory valuation adjustments and write-offs of option deposits and pre-acquisition costs by reportable segment and Homebuilding Other.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments in Unconsolidated Entities

The Company evaluates its investments in unconsolidated entities for indicators of impairment during each reporting period. A series of operating losses of an investee or other factors may indicate that a decrease in value of the Company’s investment in the unconsolidated entity has occurred which is other-than-temporary. The amount of impairment recognized is the excess of the investment’s carrying amount over its estimated fair value.

The evaluation of the Company’s investment in unconsolidated entities includes certain critical assumptions made by management: (1) projected future distributions from the unconsolidated entities, (2) discount rates applied to the future distributions and (3) various other factors.

The Company’s assumptions on the projected future distributions from the unconsolidated entities are dependent on market conditions. Specifically, distributions are dependent on cash to be generated from the sale of inventory by the unconsolidated entities. Such inventory is also reviewed for potential impairment by the unconsolidated entities. The unconsolidated entities generally use a discount rate of approximately 20% in their reviews for impairment, subject to the perceived risks associated with the community’s cash flow streams relative to its inventory. If a valuation adjustment is recorded by an unconsolidated entity related to its assets, the Company’s proportionate share is reflected in the Company’s equity in earnings (loss) from unconsolidated entities with a corresponding decrease to its investment in unconsolidated entities. In certain instances, the Company may be required to record additional losses relating to its investment in unconsolidated entities, if the Company’s investment in the unconsolidated entity, or a portion thereof, is deemed to be other than temporarily impaired. These losses are included in other expense, net.

Additionally, the Company considers various qualitative factors to determine if a decrease in the value of the investment is other-than-temporary. These factors include age of the venture, intent and ability for the Company to recover its investment in the entity, financial condition and long-term prospects of the entity, short-term liquidity needs of the unconsolidated entity, trends in the general economic environment of the land, entitlement status of the land held by the unconsolidated entity, overall projected returns on investment, defaults under contracts with third parties (including bank debt), recoverability of the investment through future cash flows and relationships with the other partners and banks. If the Company believes that the decline in the fair value of the investment is temporary, then no impairment is recorded.

See Note 2 for details of valuation adjustments related to the Company’s unconsolidated entities by reportable segment and Homebuilding Other.

The Company tracks its share of cumulative earnings and distributions of its joint ventures (“JVs”). For purposes of classifying distributions received from JVs in the Company’s consolidated statements of cash flows, cumulative distributions are treated as returns on capital to the extent of cumulative earnings and included in the Company’s consolidated statements of cash flows as operating activities. Cumulative distributions in excess of the Company’s share of cumulative earnings are treated as returns of capital and included in the Company’s consolidated statements of cash flows as investing activities.

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

During the years ended November 30, 2009, 2008 and 2007, interest incurred by the Company’s homebuilding operations related to homebuilding debt was $172.1 million, $148.3 million and $199.1 million, respectively; interest capitalized into inventories was $101.3 million, $120.7 million and $196.7 million, respectively.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest expense was included in cost of homes sold, cost of land sold and other interest expense as follows:

	Years Ended November 30,
	2009	2008	2007
	(In thousands)
Interest expense in cost of homes sold	$67,414	99,319	168,453
Interest expense in cost of land sold	9,185	3,444	9,439
Other interest expense	70,850	27,594	25,808

Total interest expense	$147,449	130,357	203,700

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

At November 30, 2009 and 2008, investment securities classified as held-to-maturity totaled $2.5 million and $19.1 million, respectively, and are included in the assets of the Financial Services segment. The held-to-maturity securities consist mainly of certificates of deposit and U.S. treasury securities. At November 30, 2009 and 2008, the Company had no investment securities classified as trading or available-for-sale.

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

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At both November 30, 2009 and 2008, goodwill was $34.0 million. The goodwill relates to the Financial Services segment and is included in the assets of that segment. During fiscal 2008, the Company impaired $27.2 million of the Financial Services segment’s goodwill. During fiscal 2007, the Company impaired all of its homebuilding goodwill amounting to $190.2 million.

The Company reviews goodwill annually (or whenever indicators of impairment exist) for impairment. The Company performed its annual impairment test in the fourth quarter of fiscal 2009 for the Financial Services segment’s goodwill, and determined that an impairment adjustment was not required. As of both November 30, 2009 and 2008, there were no material identifiable intangible assets, other than goodwill.

Income Taxes

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

A reduction of the carrying amounts of deferred tax assets by a valuation allowance is required if, based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed each reporting period by the Company based on the more-likely-than-not realization threshold criterion. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, the Company’s experience with loss carryforwards not expiring unused and tax planning alternatives. Based upon all available evidence, the Company recorded a valuation allowance against its deferred tax assets of $730.8 million during the year ended November 30, 2008, and increased it by $269.6 million during the year ended November 30, 2009. In addition, the Company recorded a reversal of $351.8 million to the deferred tax asset valuation allowance during the year ended November 30, 2009 primarily due to a change in tax legislation, which allowed the Company to carry back its fiscal year 2009 tax loss to recover previously paid income taxes. At November 30, 2009 and 2008, the Company’s deferred tax assets, as well as the valuation allowance recorded, were $647.4 million and $730.8 million, respectively. In future periods, the allowance could be reduced based on sufficient evidence indicating that it is more likely than not that a portion or all of the Company’s deferred tax assets will be realized. As such, at both November 30, 2009 and 2008, the Company had no net deferred tax assets.

Effective December 1, 2007, the Company adopted certain provisions under ASC Topic 740, Income Taxes, (“ASC 740”), which provides interpretative guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Effective with the Company’s adoption of these provisions, interest related to unrecognized tax benefits is now recognized in the financial statements as a component of benefit (provision) for income taxes. Interest and penalties related to unrecognized tax benefits were previously recorded in other expense, net in the Company’s statements of operations.

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

	November 30,
	2009	2008
	(In thousands)
Warranty reserve, beginning of year	$129,449	164,841
Warranties issued during the period	28,710	45,338
Adjustments to pre-existing warranties from changes in estimates	69,324	15,042
Payments	(69,587)	(95,772)

Warranty reserve, end of year	$157,896	129,449

Adjustments to pre-existing warranties from changes in estimates for the year ended November 30, 2009 include an adjustment for warranty issues related to defective drywall manufactured in China and purchased and installed by various of the Company’s subcontractors. Defective Chinese drywall appears to be an industry-wide issue as other homebuilders have publicly disclosed that they are experiencing similar issues with defective Chinese drywall.

As of November 30, 2009, the Company identified approximately 600 homes delivered in Florida primarily during its 2006 and 2007 fiscal years that are confirmed to have defective Chinese drywall and resulting damage. This represents a small percentage of homes the Company delivered in Florida (3.1%) and nationally (0.8%) during those fiscal years in the aggregate.

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

Through November 30, 2009, the Company has accrued $80.7 million of warranty reserves related to homes confirmed as having defective Chinese drywall, as well as an estimate for homes not yet inspected that may contain Chinese drywall. As of November 30, 2009, the warranty reserve, net of payments was $58.0 million. The Company has recorded a $38.7 million receivable for covered damages under its insurance coverage relative to the cost it expects to incur remedying the homes confirmed and estimated to have defective Chinese drywall and resulting damage. The Company is seeking reimbursement from its subcontractors, insurers and others for costs the Company has incurred or expects to incur to investigate and repair defective Chinese drywall and resulting damage.

Self-Insurance

Certain insurable risks such as general liability, medical and workers’ compensation are self-insured by the Company up to certain limits. Undiscounted accruals for claims under the Company’s self-insurance program are based on claims filed and estimates for claims incurred but not yet reported.

Minority Interest

The Company has consolidated certain joint ventures because the Company either was determined to be the primary beneficiary, or has a controlling interest in these joint ventures. Therefore, the entities’ financial statements are consolidated in the Company’s consolidated financial statements and the other partners’ equity is

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recorded as minority interest. At November 30, 2009 and 2008, minority interest was $144.5 million and $165.7 million, respectively. Minority interest income (expense), net was $28.9 million, $4.1 million and ($1.9) million, respectively, for the years ended November 30, 2009, 2008 and 2007.

Loss per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. As a result of the Company’s net loss during the years ended November 30, 2009, 2008 and 2007, the weighted average number of shares of common stock used for calculating basic and diluted loss per share is the same because inclusion of securities or other contracts to issue common stock would be anti-dilutive.

Financial Services

Premiums from title insurance policies are recognized as revenue on the effective date of the policies. Escrow fees and loan origination revenues are recognized at the time the related real estate transactions are completed, usually upon the close of escrow. Expected gains and losses from the sale of loans and their related servicing rights are included in the measurement of all written loan commitments that are accounted for at fair value through earnings at the time of commitment. Interest income on loans held-for-sale and loans held-for-investment is recognized as earned over the terms of the mortgage loans based on the contractual interest rates.

Loans held-for-sale by the Financial Services segment are carried at fair value and changes in fair value are reflected in earnings. Premiums and discounts recorded on these loans are presented as an adjustment to the carrying amount of the loans and are not amortized.

The Company elected the fair value option for its loans held-for-sale for mortgage loans originated subsequent to February 29, 2008 in accordance with ASC Topic 825, Financial Instruments, (“ASC 825”), which permits entities to measure various financial instruments and certain other items at fair value on a contract-by-contract basis. Management believes carrying loans held-for-sale at fair value improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions. In addition, the Company adopted certain provisions of ASC Topic 815-10-S99, SEC Materials, (“ASC 815-10-S99”) on March 1, 2008, requiring the recognition of the fair value of its rights to service a mortgage loan as revenue upon entering into an interest rate lock loan commitment with a borrower. The fair value of these servicing rights is included in the Company’s loans held-for-sale as of November 30, 2009 and 2008. Prior to March 1, 2008, the fair value of the servicing rights was not recognized until the related loan was sold. Fair value of the servicing rights is determined based on values in the Company’s servicing sales contracts. At November 30, 2009 and 2008, loans held-for-sale, all of which were accounted for at fair value, had an aggregate fair value of $182.7 million and $190.1 million, respectively and an aggregate outstanding principal balance of $175.5 million and $185.2 million, respectively, at November 30, 2009 and 2008.

Substantially all of the loans originated are sold within a short period in the secondary mortgage market on a servicing released, non-recourse basis; although, the Company remains liable for certain limited representations and warranties related to loan sales.

Loans for which the Company has the positive intent and ability to hold to maturity consist of mortgage loans carried at lower of cost, net of unamortized discounts or fair value on a nonrecurring basis. Discounts are amortized over the estimated lives of the loans using the interest method.

The Company also provides an allowance for loan losses. The provision recorded and the adequacy of the related allowance is determined by the Company’s management’s continuing evaluation of the loan portfolio in light of past loan loss experience, credit worthiness and nature of underlying collateral, present economic conditions and other factors considered relevant by the Company’s management. Anticipated changes in economic factors, which may influence the level of the allowance, are considered in the evaluation by the Company’s management when the likelihood of the changes can be reasonably determined. While the

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary as a result of future economic and other conditions that may be beyond management’s control.

New Accounting Pronouncements

In December 2007, the FASB updated certain provisions of ASC Topic 805, Business Combinations, (“ASC 805”). These provisions broaden the guidance of ASC 805, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition requirement of assets acquired, liabilities assumed and interests transferred as a result of business combinations. ASC 805 expands on required disclosures to improve the financial statement users’ abilities to evaluate the nature and financial effects of business combinations. ASC 805 is effective for business combinations that close on or after December 1, 2009. The Company does not expect the adoption of these new provisions to have a material effect on its consolidated financial statements.

In December 2007, the FASB updated certain provisions of ASC Topic 810, Consolidation, (“ASC 810”). These provisions require that a noncontrolling interest (formerly minority interest) in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest in a subsidiary and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. ASC 810 is effective for the Company’s fiscal year beginning December 1, 2009. The adoption of these new provisions will result in the reclassification of the noncontrolling interest in the Company’s consolidated joint ventures into the stockholders’ equity section of the Company’s consolidated balance sheet.

In June 2009, the FASB updated certain provisions of ASC 810. These provisions amend the consolidation guidance applicable to variable interest entities and the definition of a variable interest entity, and require enhanced disclosures to provide more information about an enterprise’s involvement in a variable interest entity. ASC 810 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. These provisions under ASC 810 are effective for the Company’s fiscal year beginning December 1, 2009. The Company does not expect the adoption of these provisions to have a material effect on its consolidated financial statements.

Reclassifications

Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the 2009 presentation. These reclassifications had no impact on the Company’s results of operations. Prior to 2009, the Company included other interest expense as a component of other expense, net in the consolidated statements of operations. In 2009, the Company separately disclosed other interest expense in its consolidated statements of operations and reclassified prior year amounts to conform with the 2009 presentation.

2.    Operating and Reporting Segments

The Company’s operating segments are aggregated into reportable segments, based primarily upon similar economic characteristics, geography and product type. The Company’s reportable segments consist of:

(1) Homebuilding East

(2) Homebuilding Central

(3) Homebuilding West

(4) Homebuilding Houston

(5) Financial Services

Information about homebuilding activities in which the Company’s homebuilding activities are not economically similar to other states in the same geographic area is grouped under “Homebuilding Other,” which is not considered a reportable segment.

Operations of the Company’s homebuilding segments primarily include the construction and sale of single-family attached and detached homes, and to a lesser extent, multi-level residential buildings, as well as the

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Operations of the Financial Services segment include primarily mortgage financing, title insurance and closing services for both buyers of the Company’s homes and others. Substantially all of the loans the Financial Services segment originates are sold in the secondary mortgage market on a servicing released, non-recourse basis; although, the Company remains liable for certain limited representations and warranties related to loan sales. The Financial Services segment operates generally in the same states as the Company’s homebuilding operations, as well as in other states.

Evaluation of segment performance is based primarily on operating earnings (loss) before income taxes. Operating earnings (loss) for the homebuilding segments consist of revenues generated from the sales of homes and land, equity in earnings (loss) from unconsolidated entities, other income (expense), net, minority interest income (expense), net and gain on recapitalization of unconsolidated entity, less the cost of homes and land sold and selling, general and administrative expenses. Homebuilding operating earnings (loss) for the year ended November 30, 2009 includes the following:

•	Valuation adjustments to finished homes, construction in progress (“CIP”) and land on which the Company intends to build homes,

•	Valuation adjustments to land the Company intends to sell or has sold to third parties,

•	Write-offs of option deposits and pre-acquisition costs related to land under option that the Company does not intend to purchase,

•	Valuation adjustments related to assets of unconsolidated entities in which the Company has investments, recorded in equity in earnings (loss) from unconsolidated entities, and

•	Valuation adjustments to the Company’s investments in unconsolidated entities and write-offs of certain notes and other receivables, recorded in other income (expense), net.

Financial Services operating earnings (loss), for the year ended November 30, 2009, consist of revenues generated from primarily mortgage financing, title insurance and closing services less the cost of such services, certain selling, general and administrative expenses incurred by the Financial Services segment and goodwill impairments.

Each reportable segment follows the same accounting policies described in Note 1—“Summary of Significant Accounting Policies” to the consolidated financial statements. Operational results of each segment are not necessarily indicative of the results that would have occurred had the segment been an independent, stand-alone entity during the periods presented.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial information relating to the Company’s operations was as follows:

	November 30,
	2009	2008	2007
	(In thousands)
Assets:
Homebuilding East	$1,469,671	1,588,299	1,630,086
Homebuilding Central	703,669	774,412	809,128
Homebuilding West	1,986,558	2,022,787	2,477,661
Homebuilding Houston	214,706	267,628	267,893
Homebuilding Other	756,068	849,726	708,266
Financial Services	557,550	607,978	1,037,809
Corporate and unallocated	1,626,569	1,314,068	2,171,904

Total assets	$7,314,791	7,424,898	9,102,747

Investments in unconsolidated entities:
Homebuilding East	$54,242	94,897	166,839
Homebuilding Central	96,036	178,618	181,816
Homebuilding West	423,850	451,719	515,548
Homebuilding Houston	20,527	21,820	29,797
Homebuilding Other	14,485	19,698	40,271

Total investments in unconsolidated entities	$609,140	766,752	934,271

Financial Services goodwill	$34,406	34,046	61,222

	Years Ended November 30,
	2009	2008	2007
	(In thousands)
Revenues:
Homebuilding East	$872,258	1,275,758	2,754,650
Homebuilding Central	367,183	533,110	1,605,839
Homebuilding West	826,237	1,440,163	3,543,712
Homebuilding Houston	434,818	550,853	838,250
Homebuilding Other	333,789	463,154	987,801
Financial Services	285,102	312,379	456,529

Total revenues (1)	$3,119,387	4,575,417	10,186,781

Operating earnings (loss):
Homebuilding East	$(205,779)	(153,110)	(893,159)
Homebuilding Central	(70,546)	(95,494)	(328,583)
Homebuilding West (2)	(325,680)	(143,256)	(1,478,804)
Homebuilding Houston	16,442	38,806	79,677
Homebuilding Other	(61,818)	(47,732)	(293,130)
Financial Services	35,982	(30,990)	6,120

Total operating loss	(611,399)	(431,776)	(2,907,879)
Corporate and unallocated	(120,093)	(129,752)	(173,202)

Loss before income taxes	$(731,492)	(561,528)	(3,081,081)

(1)	Total revenues are net of sales incentives of $512.0 million ($44,800 per home delivered) for the year ended November 30, 2009, $746.5 million ($48,700 per home delivered) for the year ended November 30, 2008 and $1,515.8 million ($48,000 per home delivered) for the year ended November 30, 2007.
(2)	Includes $133.1 million and $175.9 million, respectively, of a pretax financial statement gain on the recapitalization of an unconsolidated entity for the years ended November 30, 2008 and 2007.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Valuation adjustments and write-offs relating to the Company’s operations were as follows:

	Years Ended November 30,
	2009	2008	2007
	(In thousands)
Valuation adjustments to finished homes, CIP and land on which the Company intends to build homes:
East	$73,670	76,791	279,064
Central	13,603	28,142	91,354
West	64,095	75,614	331,827
Houston	1,116	2,262	2,836
Other	27,755	12,709	42,762

Total	180,239	195,518	747,843

Valuation adjustments to land the Company intends to sell or has sold to third parties:
East	37,048	23,251	307,534
Central	1,309	12,369	79,101
West	38,679	11,094	648,628
Houston	674	137	1,762
Other (1)	17,604	940	130,269

Total	95,314	47,791	1,167,294

Write-offs of option deposits and pre-acquisition costs:
East	64,131	18,989	119,645
Central	82	6,024	56,304
West	13,902	62,447	310,795
Houston	2,471	745	813
Other	3,786	8,967	42,424

Total	84,372	97,172	529,981

Company’s share of valuation adjustments related to assets of unconsolidated entities:
East	504	7,241	55,157
Central	6,184	1,732	29,585
West	94,665	22,675	273,679
Houston	—	—	—
Other	540	597	5,741

Total	101,893	32,245	364,162

Valuation adjustments to investments in unconsolidated entities:
East	4,981	54,340	42,200
Central	13,179	11,197	14,552
West	65,607	90,193	68,883
Houston	1,317	—	—
Other	3,888	17,060	6,571

Total	88,972	172,790	132,206

Write-offs of notes and other receivables:
East	2,148	10,200	—
Central	105	—	—
West	7,387	10,222	—
Houston	—	—	—
Other	19	4,596	—

Total	9,659	25,018	—

Goodwill impairments:
East	—	—	46,274
Central	—	—	31,293
West	—	—	43,955
Houston	—	—	—
Other	—	—	68,676

Total	—	—	190,198

Financial Services write-offs of notes receivable	—	—	28,426

Financial Services goodwill impairment	—	27,176	—

Total valuation adjustments and write-offs of option deposits and pre-acquisition costs, notes and other receivables and goodwill	$560,449	597,710	3,160,110

(1)	For the year ended November 30, 2009, valuation adjustments to land the Company intends to sell or has sold to third parties has been reduced by $13.6 million of minority interest income as a result of $27.2 million of valuation adjustments to inventories of 50%-owned consolidated joint ventures.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2009, market conditions remained challenging in the homebuilding industry. These challenging market conditions during 2009 have led to lower home sales prices in certain communities and changes in the strategy of certain joint ventures, which resulted in valuation adjustments and write-offs. Further deterioration in the homebuilding market could cause additional pricing pressures and slower absorption, which could lead to additional valuation adjustments in the future. In addition, market conditions could cause the Company to re-evaluate its strategy regarding certain assets that could result in further valuation adjustments and/or additional write-offs of option deposits and pre-acquisition costs due to the abandonment of those option contracts.

	Years Ended November 30,
	2009	2008	2007
	(In thousands)
Homebuilding interest expense (1):
Homebuilding East	$48,713	43,376	62,150
Homebuilding Central	19,488	17,307	37,417
Homebuilding West	46,809	46,522	73,579
Homebuilding Houston	11,902	7,768	7,172
Homebuilding Other	20,537	15,384	23,382

Total homebuilding interest expense	$147,449	130,357	203,700

Financial Services interest income, net	$2,839	12,391	37,553

Depreciation and amortization:
Homebuilding East	$3,676	4,395	10,505
Homebuilding Central	2,073	2,428	3,614
Homebuilding West	7,643	14,644	24,211
Homebuilding Houston	974	1,104	1,006
Homebuilding Other	1,718	1,678	4,994
Financial Services	4,269	6,095	10,143
Corporate and unallocated	19,653	19,492	18,137

Total depreciation and amortization	$40,006	49,836	72,610

Net additions (disposals) to operating properties and equipment:
Homebuilding East	$230	40	(5,391)
Homebuilding Central	150	33	(127)
Homebuilding West	291	85	(2,182)
Homebuilding Houston	—	20	1,715
Homebuilding Other	(2,009)	(398)	348
Financial Services	1,711	1,657	4,206
Corporate and unallocated	(702)	(2,827)	1,350

Total net disposals to operating properties and equipment	$(329)	(1,390)	(81)

Equity in loss from unconsolidated entities:
Homebuilding East	$(5,660)	(31,422)	(58,069)
Homebuilding Central	(8,143)	(1,310)	(25,378)
Homebuilding West	(114,373)	(25,113)	(274,267)
Homebuilding Houston	(1,801)	(920)	(752)
Homebuilding Other	(940)	(391)	(4,433)

Total equity in loss from unconsolidated entities	$(130,917)	(59,156)	(362,899)

(1)	Prior to fiscal 2009, other interest expense was classified as a corporate and unallocated expense. For the year ended November 30, 2009, other interest expense was allocated to the respective homebuilding segments and Homebuilding Other in order to more completely evaluate the segments’ performance. As a result, prior year amounts have been reclassified to conform with the 2009 presentation. The reclassification had no impact on the Company’s results of operations.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Receivables

	November 30,
	2009	2008
	(In thousands)
Accounts receivable	$88,813	51,491
Mortgages and notes receivable	44,111	76,002

	132,924	127,493
Allowance for doubtful accounts	(10,871)	(32,973)

	$122,053	94,520

Accounts receivable relates primarily to amounts expected to be recovered related to defective Chinese drywall, rebates and other receivables. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for accounts receivable. Mortgages and notes receivable arising from the sale of land are generally collateralized by the property sold to the buyer. Allowances are maintained for potential credit losses based on historical experience, present economic conditions and other factors considered relevant by the Company.

4.    Investments in Unconsolidated Entities

Summarized condensed financial information on a combined 100% basis related to unconsolidated entities in which the Company has investments that are accounted for by the equity method was as follows:

	Years Ended November 30,
Statements of Operations	2009	2008	2007
	(In thousands)
Revenues	$339,993	862,728	2,060,279
Costs and expenses	1,212,866	1,394,601	3,075,696

Net earnings (loss) of unconsolidated entities (1)	$(872,873)	(531,873)	(1,015,417)

The Company’s share of net loss—recognized (2)	$(130,917)	(59,156)	(362,899)

(1)	The net loss of unconsolidated entities for the year ended November 30, 2009 was primarily related to valuation adjustments recorded by the unconsolidated entities. The Company’s exposure to such losses was significantly lower as a result of its small ownership interest in the respective unconsolidated entities or its previous valuation adjustments recorded to its investments in unconsolidated entities.
(2)	For the years ended November 30, 2009, 2008 and 2007, the Company’s share of net loss recognized from unconsolidated entities includes $101.9 million, $32.2 million and $364.2 million, respectively, of the Company’s share of valuation adjustments related to assets of the unconsolidated entities in which the Company has investments.

Balance Sheets	November 30,
	2009	2008
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$171,946	135,081
Inventories	3,628,491	7,115,360
Other assets	403,383	541,984

	$4,203,820	7,792,425

Liabilities and equity:
Accounts payable and other liabilities	$366,141	1,042,002
Debt	1,588,390	4,062,058
Equity of:
The Company	609,140	766,752
Others	1,640,149	1,921,613

Total equity of unconsolidated entities	2,249,289	2,688,365

	$4,203,820	7,792,425

The Company’s equity in its unconsolidated entities	27%	29%

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s partners generally are unrelated homebuilders, land owners/developers and financial or other strategic partners. The unconsolidated entities follow accounting principles that are in all material respects the same as those used by the Company. The Company shares in the profits and losses of these unconsolidated entities generally in accordance with its ownership interests. In many instances, the Company is appointed as the day-to-day manager under the direction of a management committee that has shared powers amongst the partners of the unconsolidated entities and receives management fees and/or reimbursement of expenses for performing this function. During the years ended November 30, 2009, 2008 and 2007, the Company received management fees and reimbursement of expenses from the unconsolidated entities totaling $15.3 million, $33.3 million and $52.1 million, respectively.

The Company and/or its partners sometimes obtain options or enter into other arrangements under which the Company can purchase portions of the land held by the unconsolidated entities. Option prices are generally negotiated prices that approximate fair value when the Company receives the options. During the years ended November 30, 2009, 2008 and 2007, $117.8 million, $416.2 million and $977.5 million, respectively, of the unconsolidated entities’ revenues were from land sales to the Company. The Company does not include in its equity in earnings (loss) from unconsolidated entities its pro rata share of unconsolidated entities’ earnings resulting from land sales to its homebuilding divisions. Instead, the Company accounts for those earnings as a reduction of the cost of purchasing the land from the unconsolidated entities. This in effect defers recognition of the Company’s share of the unconsolidated entities’ earnings related to these sales until the Company delivers a home and title passes to a third-party homebuyer.

In 2007, the Company sold a portfolio of land consisting of approximately 11,000 homesites in 32 communities located throughout the country to a strategic land investment venture with Morgan Stanley Real Estate Fund II, L.P., an affiliate of Morgan Stanley & Co., Inc., in which the Company has a 20% ownership interest and 50% voting rights. Due to the Company’s continuing involvement, the transaction did not qualify as a sale by the Company under GAAP; thus, the inventory has remained on the Company’s consolidated balance sheet in consolidated inventory not owned. In 2007, the Company recorded a valuation adjustment of $740.4 million on the inventory sold to the investment venture. As of November 30, 2009 and 2008, the portfolio of land (including land development costs) of $477.9 million and $538.4 million, respectively, is reflected as inventory in the summarized condensed financial information related to unconsolidated entities in which the Company has investments. The decrease in this inventory from November 30, 2008 to November 30, 2009 resulted primarily from valuation adjustments of $50.1 million recorded by the land investment venture.

The unconsolidated entities in which the Company has investments usually finance their activities with a combination of partner equity and debt financing. In some instances, the Company and its partners have guaranteed debt of certain unconsolidated entities.

The summary of the Company’s net recourse exposure related to the unconsolidated entities in which the Company has investments was as follows:

	November 30,
	2009	2008
	(In thousands)
Several recourse debt—repayment	$42,691	78,547
Several recourse debt—maintenance	75,238	167,941
Joint and several recourse debt—repayment	85,799	138,169
Joint and several recourse debt—maintenance	81,592	123,051
Land seller debt and other debt recourse exposure	2,420	12,170

The Company’s maximum recourse exposure	287,740	519,878
Less joint and several reimbursement agreements with the Company’s partners	(93,185)	(127,428)

The Company’s net recourse exposure	$194,555	392,450

During the year ended November 30, 2009, the Company reduced its maximum recourse exposure related to indebtedness of unconsolidated entities by $232.1 million, of which $106.1 million was paid by the Company

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and $126.0 million related to the joint venture selling inventory, dissolution of joint ventures, renegotiation of joint venture debt agreements and in certain circumstances consolidation of joint ventures. In addition, during the year ended November 30, 2009, the Company recorded $40.1 million of obligation guarantees related to debt of certain of its joint ventures. As of November 30, 2009, the Company had $14.1 million of obligation guarantees recorded as a liability on its consolidated balance sheet. The obligation guarantees are estimated based on current facts and circumstances; any unexpected changes may lead the Company to incur additional obligation guarantees in the future.

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

The Company’s senior unsecured revolving credit facility (the “Credit Facility”) requires the Company to effect quarterly reductions of its maximum recourse exposure related to joint ventures in which it has investments by a total of $200 million to $535 million by November 30, 2009, which the Company accomplished as of May 31, 2009. The Company must also effect quarterly reductions during its 2010 fiscal year totaling $180 million to $355 million of which the Company has already reduced it by $136.5 million as of November 30, 2009. During the first six months of its 2011 fiscal year, the Company must reduce its maximum recourse exposure related to joint ventures by $80 million to $275 million (See Note 6).

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

	November 30,
	2009	2008
	(In thousands)
Assets	$1,324,993	2,846,819
Liabilities	777,836	1,565,148
Equity (1)	547,157	1,281,671

(1)

The decrease in equity of the Company’s unconsolidated entities with recourse debt relates primarily to valuation adjustments recorded by the unconsolidated entities, partner buyouts and consolidation of joint ventures, partially offset by capital contributions made by the Company and its partners during the year

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ended November 30, 2009. The Company’s exposure to impairment losses was significantly lower, as a result of its small ownership interest in the respective unconsolidated entities or its previous valuation adjustments to its investments in unconsolidated entities.

In addition, in most instances in which the Company has guaranteed debt of an unconsolidated entity, the Company’s partners have also guaranteed that debt and are required to contribute their share of the guarantee payments. Some of the Company’s guarantees are repayment guarantees and some are maintenance guarantees. In a repayment guarantee, the Company and its venture partners guarantee repayment of a portion or all of the debt in the event of default before the lender would have to exercise its rights against the collateral. In the event of default, if the Company’s venture partner does not have adequate financial resources to meet its obligations under the reimbursement agreement, the Company may be liable for more than its proportionate share, up to its maximum recourse exposure, which is the full amount covered by the joint and several guarantee. The maintenance guarantees only apply if the value or the collateral (generally land and improvements) is less than a specified percentage of the loan balance. If the Company is required to make a payment under a maintenance guarantee to bring the value of the collateral above the specified percentage of the loan balance, the payment would constitute a capital contribution or loan to the unconsolidated entity and increase the Company’s share of any funds the unconsolidated entity distributes.

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

During the years ended November 30, 2009 and 2008, amounts paid under the Company’s maintenance guarantees were $31.6 million and $74.0 million, respectively. During the year ended November 30, 2009, the Company made a payment of $5.6 million under a completion guarantee related to one joint venture. During the year ended November 30, 2008, there were no payments under completion guarantees. During the years ended November 30, 2009 and 2008, loan repayments, including amounts paid under the Company’s repayment guarantees, were $72.4 million and $94.9 million, respectively. These guarantee payments are recorded primarily as contributions to the Company’s unconsolidated entities.

As of November 30, 2009, the fair values of the maintenance guarantees, repayment guarantees and completion guarantees were not material. The Company believes that as of November 30, 2009, in the event it becomes legally obligated to perform under a guarantee of the obligation of an unconsolidated entity due to a triggering event under a guarantee, most of the time the collateral should be sufficient to repay at least a significant portion of the obligation or the Company and its partners would contribute additional capital into the venture.

In certain instances, the Company has placed performance letters of credit and surety bonds with municipalities for its joint ventures.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total debt of the unconsolidated entities in which the Company has investments was as follows:

	November 30,
	2009	2008
	(Dollars in thousands)
Lennar’s net recourse exposure	$194,555	392,450
Reimbursement agreements from partners	93,185	127,428

The Company’s maximum recourse exposure	287,740	519,878

Non-recourse bank debt and other debt (partner’s share of several recourse)	140,078	285,519
Non-recourse land seller debt or other debt	47,478	90,519
Non-recourse debt with completion guarantees—excluding LandSource	608,397	820,435
Non-recourse debt without completion guarantees—excluding LandSource	504,697	994,580
Non-recourse debt without completion guarantees—LandSource (1)	—	1,351,127

Non-recourse debt to the Company	1,300,650	3,542,180

Total debt	$1,588,390	4,062,058

The Company’s maximum recourse exposure as a % of total JV debt	18%	13%

(1)	During 2009, LandSource emerged from bankruptcy as a new reorganized company named Newhall Land Development, LLC. As a result, all of LandSource’s bank debts were discharged.

LandSource/Newhall Transactions

In January 2004, an unconsolidated entity of which the Company and LNR Property Corporation (“LNR”) each owned 50% acquired The Newhall Land and Farming Company for approximately $1 billion, including $200 million the Company contributed and $200 million that LNR contributed (the remainder came from borrowings and sales of properties to LNR). Subsequently, the Company and LNR each transferred their interests in most of their joint ventures to the jointly-owned company that had acquired The Newhall Land and Farming Company, and that company was renamed LandSource Communities Development LLC (“LandSource”).

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

In June 2008, LandSource and a number of its subsidiaries commenced proceedings under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. In November 2008, the Company’s land purchase options with LandSource were terminated, thus, in 2008, the Company recognized a deferred profit of $101.3 million (net of $31.8 million of write-offs of option deposits and pre-acquisition costs and other write-offs) related to the 2007 recapitalization of LandSource.

In July 2009, the United States Bankruptcy Court for the District of Delaware confirmed the plan of reorganization for LandSource. As a result of the bankruptcy proceedings, LandSource was reorganized into a new company called Newhall Land Development, LLC, (“Newhall”). The reorganized company emerged from Chapter 11 free of its previous bank debt. As part of the reorganization plan, the Company invested $140 million in exchange for approximately a 15% equity interest in the reorganized Newhall, ownership in several communities that were formerly owned by LandSource, the settlement and release of any claims that might have been asserted against the Company and certain other claims LandSource had against third parties.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Operating Properties and Equipment

	November 30,
	2009	2008
	(In thousands)
Operating properties (1)	$145,015	1,300
Leasehold improvements	27,916	30,825
Furniture, fixtures and equipment	32,055	31,911

	204,986	64,036
Accumulated depreciation and amortization	(52,954)	(51,473)

	$152,032	12,563

(1)	During the year ended November 30, 2009, the Company reclassified $85.1 million from inventories to operating properties, as a result of converting a multi-level residential building to a rental operation. Operating properties also include $62.7 million of operating properties associated with the consolidation of joint ventures during the year ended November 30, 2009.

Operating properties and equipment are included in other assets in the consolidated balance sheets.

6.    Senior Notes and Other Debts Payable

	November 30,
	2009	2008
	(Dollars in thousands)
5.125% senior notes due 2010	$249,955	299,877
5.95% senior notes due 2011	244,727	249,615
5.95% senior notes due 2013	347,471	346,851
5.50% senior notes due 2014	248,365	248,088
5.60% senior notes due 2015	501,424	501,618
6.50% senior notes due 2016	249,760	249,733
12.25% senior notes due 2017	392,392	—
7 5/8% senior notes due 2009	—	280,976
Mortgage notes on land and other debt	527,258	368,177

	$2,761,352	2,544,935

The Company has a $1.1 billion Credit Facility that matures in July 2011. In order to borrow under the Credit Facility, the Company is required to first use its cash in excess of $750 million and have availability under its borrowing base calculation. As of November 30, 2009, the Company had no availability to borrow under the Credit Facility. The Company can create availability under its Credit Facility to the extent it uses the cash in excess of $750 million to purchase qualified borrowing base assets.

The Credit Facility is guaranteed by substantially all of the Company’s subsidiaries. Interest rates on outstanding borrowings are LIBOR-based, with margins determined based on changes in the Company’s credit ratings, or an alternate base rate, as described in the Credit Facility agreement. At both November 30, 2009 and 2008, the Company had no outstanding balance under the Credit Facility. However, at November 30, 2009 and 2008, $177.9 million and $275.2 million, respectively, of the Company’s total letters of credit outstanding discussed below, were collateralized against certain borrowings available under the Credit Facility.

The Company’s performance letters of credit outstanding were $97.7 million and $167.5 million, respectively, at November 30, 2009 and 2008. The Company’s financial letters of credit outstanding were $205.4 million and $278.5 million, respectively, at November 30, 2009 and 2008. Performance letters of credit are generally posted with regulatory bodies to guarantee the Company’s performance of certain development and construction activities, and financial letters of credit are generally posted in lieu of cash deposits on option contracts and for insurance risks, credit enhancements and as other collateral. Additionally, at November 30, 2009, the Company had outstanding performance and surety bonds related to site improvements at various

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

projects (including certain projects in the Company’s joint ventures) of $821.2 million. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all development and construction activities are completed. As of November 30, 2009, there were approximately $324.4 million, or 40%, of costs to complete related to these site improvements. The Company does not presently anticipate any draws upon these bonds, but if any such draws occur, the Company does not believe they would have a material effect on its financial position, results of operations or cash flows.

At November 30, 2009, the Company believes it was in compliance with its debt covenants. Under the Credit Facility agreement, the Company was required to maintain a leverage ratio of less than or equal to 55% at the end of each fiscal quarter during the Company’s 2009 fiscal year and is required to maintain a leverage ratio of less than or equal to 52.5% for its 2010 fiscal year and through the maturity of the Company’s Credit Facility in 2011. If the Company’s adjusted consolidated tangible net worth, as calculated per the Credit Facility agreement, falls below $1.6 billion, the Company’s Credit Facility would be reduced from $1.1 billion to $0.9 billion. In no event may the Company’s adjusted consolidated tangible net worth, as calculated per the Credit Facility agreement, be less than $1.3 billion.

In addition to other requirements, the Credit Facility requires the Company to effect quarterly reductions of its maximum recourse exposure related to joint ventures in which it has investments by a total of $200 million to $535 million by November 30, 2009, which the Company accomplished as of May 31, 2009. The Company must also effect quarterly reductions during its 2010 fiscal year totaling $180 million to $355 million of which the Company has already reduced it by $136.5 million. During the first six months of its 2011 fiscal year, the Company must reduce its maximum recourse exposure related to joint ventures by $80 million to $275 million.

In April 2009, the Company sold $400 million of 12.25% senior notes due 2017 (the “12.25% Senior Notes”) at a price of 98.098% in a private placement. Proceeds from the offering, after payment of initial purchaser’s discount and expenses, were $386.7 million. The Company added the proceeds to its working capital to be used for general corporate purposes, which may include the repayment or repurchase of its near-term maturities or of debt of its joint ventures that it has guaranteed. Interest on the 12.25% Senior Notes is due semi-annually. The 12.25% Senior Notes are unsecured and unsubordinated, and are guaranteed by substantially all of the Company’s subsidiaries. The 12.25% Senior Notes were subsequently exchanged for identical 12.25% Senior Notes that had been registered under the Securities Act of 1933. At November 30, 2009, the carrying amount of the 12.25% Senior Notes was $392.4 million.

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

In April 2006, the Company sold $250 million of 5.95% senior notes due 2011 and $250 million of 6.50% senior notes due 2016 (collectively, the “2006 Senior Notes”) at prices of 99.766% and 99.873%, respectively, in a private placement under SEC Rule 144A. Proceeds from the offering of the 2006 Senior Notes, after initial purchaser’s discount and expenses, were $248.7 million and $248.9 million, respectively. The Company added the proceeds to its working capital to be used for general corporate purposes. Interest on the 2006 Senior Notes is due semi-annually. The 2006 Senior Notes are unsecured and unsubordinated, and substantially all of the Company’s subsidiaries guarantee the 2006 Senior Notes. The 2006 Senior Notes were subsequently exchanged for identical 2006 Senior Notes that had been registered under the Securities Act of 1933. During the year ended November 30, 2009, the Company redeemed $5.0 million of the 5.95% senior notes due 2011. At November 30, 2009 and 2008, the carrying amount of the 2006 Senior Notes was $494.5 million and $499.3 million, respectively.

In September 2005, the Company sold $300 million of 5.125% senior notes due 2010 (the “5.125% Senior Notes”) at a price of 99.905% in a private placement. Proceeds from the offering, after initial purchaser’s discount and expenses, were $298.2 million. The Company added the proceeds to the Company’s working capital to be used for general corporate purposes. Interest on the 5.125% Senior Notes is due semi-annually. The 5.125%

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Senior Notes are unsecured and unsubordinated. Substantially all of the Company’s subsidiaries guaranteed the 5.125% Senior Notes. In 2006, the Company exchanged the 5.125% Senior Notes for registered notes. The registered notes have substantially identical terms as the 5.125% Senior Notes, except that the registered notes do not include transfer restrictions that are applicable to the 5.125% Senior Notes. During the year ended November 30, 2009, the Company redeemed $50.0 million of the 5.125% Senior Notes. At November 30, 2009 and 2008, the carrying amount of the 5.125% Senior Notes was $250.0 million and $299.9 million, respectively.

In April 2005, the Company sold $300 million of 5.60% Senior Notes due 2015 (the “5.60% Senior Notes”) at a price of 99.771%. Proceeds from the offering, after initial purchaser’s discount and expenses, were $297.5 million. In July 2005, the Company sold $200 million of 5.60% Senior Notes due 2015 at a price of 101.407%. The 5.60% Senior Notes were the same issue as the 5.60% Senior Notes the Company sold in April 2005. Proceeds from the offering, after initial purchaser’s discount and expenses, were $203.9 million. The Company added the proceeds of both offerings to its working capital to be used for general corporate purposes. Interest on the 5.60% Senior Notes is due semi-annually. The 5.60% Senior Notes are unsecured and unsubordinated. Substantially all of the Company’s subsidiaries guaranteed the 5.60% Senior Notes. The 5.60% Senior Notes were subsequently exchanged for identical 5.60% Senior Notes that had been registered under the Securities Act of 1933. At November 30, 2009 and 2008, the carrying amount of the 5.60% Senior Notes sold in April and July 2005 was $501.4 million and $501.6 million, respectively.

In August 2004, the Company sold $250 million of 5.50% senior notes due 2014 (the “5.50% Senior Notes”) at a price of 98.842% in a private placement. Proceeds from the offering, after initial purchaser’s discount and expenses, were $245.5 million. The Company used the proceeds to repay borrowings under its Credit Facility. Interest on the 5.50% Senior Notes is due semi-annually. The 5.50% Senior Notes are unsecured and unsubordinated. Substantially all of the Company’s subsidiaries guaranteed the 5.50% Senior Notes. At November 30, 2009 and 2008, the carrying value of the 5.50% Senior Notes was $248.4 million and $248.1 million, respectively.

In February 2003, the Company issued $350 million of 5.95% senior notes due 2013 at a price of 98.287%. Substantially all of the Company’s subsidiaries guaranteed the 5.95% senior notes. At November 30, 2009 and 2008, the carrying amount of the 5.95% senior notes was $347.5 million and $346.9 million, respectively.

At November 30, 2009, the Company had mortgage notes on land and other debt due at various dates through 2013 bearing interest at rates up to 10.0% with an average interest rate of 3.2%. At November 30, 2009 and 2008, the carrying amount of the mortgage notes on land and other debt was $527.3 million and $368.2 million, respectively.

The minimum aggregate principal maturities of senior notes and other debts payable during the five years subsequent to November 30, 2009 and thereafter are as follows:

Debt Maturities
(In thousands)
2010	$464,614
2011	321,814
2012	148,690
2013	395,281
2014	281,378
Thereafter	1,149,575

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Financial Services Segment

The assets and liabilities related to the Financial Services segment were as follows:

	November 30,
	2009	2008
	(In thousands)
Assets:
Cash and cash equivalents	$126,835	111,954
Restricted cash	25,646	21,977
Receivables, net (1)	123,967	133,641
Loans held-for-sale (2)	182,706	190,056
Loans held-for-investment, net	25,131	58,339
Investments held-to-maturity	2,512	19,139
Goodwill	34,046	34,046
Other (3)	36,707	38,826

	$557,550	607,978

Liabilities:
Notes and other debts payable	$217,557	225,783
Other (4)	197,329	191,050

	$414,886	416,833

(1)	Receivables, net, primarily relate to loans sold to investors for which the Company had not yet been paid as of November 30, 2009 and 2008, respectively.
(2)	Loans held-for-sale relate to unsold loans carried at fair value.
(3)	Other assets include mortgage loan commitments of $4.7 million and $4.4 million, respectively, as of November 30, 2009 and 2008, carried at fair value.
(4)	Other liabilities include forward contracts of $3.6 million and $6.5 million, respectively, as of November 30, 2009 and 2008, carried at fair value.

At November 30, 2009, the Financial Services segment had two warehouse repurchase facilities with a maximum aggregate commitment of $200 million and $100 million, respectively, that mature in June 2010, and another warehouse repurchase facility with a maximum aggregate commitment of $125 million that matures in July 2010. The maximum aggregate commitment under these facilities totaled $425 million. The Financial Services segment uses these facilities to finance its lending activities until the mortgage loans are sold to investors and expects the facilities to be renewed or replaced with other facilities when they mature. Borrowings under the facilities were $217.5 million and $209.5 million, respectively, at November 30, 2009 and 2008 and were collateralized by mortgage loans and receivables on loans sold to investors but not yet paid for with outstanding principal balances of $266.9 million and $281.2 million, respectively, at November 30, 2009 and 2008. The combined effective interest rate on the facilities at November 30, 2009 was 4.2%. If the facilities are not renewed, the borrowings under the lines of credit will be paid off by selling the mortgage loans held-for-sale to investors and by collecting on receivables on loans sold but not yet paid. Without the facilities, the Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities.

At November 30, 2008, the Financial Services segment had advances under a different conduit funding agreement totaling $10.8 million, which had an effective interest rate of 2.9% at November 30, 2008. At November 30, 2008, the Financial Services segment had advances under the on going 60-day committed repurchase facility of $5.2 million, which were collateralized by mortgage loans and receivables on loans sold to investors but not yet paid for with outstanding principal balances of $5.5 million. The effective interest rate of this facility at November 30, 2008 was 3.7%.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Income Taxes

The benefit (provision) for income taxes consisted of the following:

	Years Ended November 30,
	2009	2008	2007
	(In thousands)
Current:
Federal	$327,131	249,157	715,311
State	(12,786)	(24,206)	(14,128)

	314,345	224,951	701,183

Deferred:
Federal	—	(646,261)	282,263
State	—	(126,247)	156,554

	—	(772,508)	438,817

	$314,345	(547,557)	1,140,000

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant temporary differences that give rise to the net deferred tax asset are as follows:

	November 30,
	2009	2008
	(In thousands)
Deferred tax assets:
Inventory valuation adjustments	$175,166	239,854
Reserves and accruals	114,002	118,222
Net operating loss carryforward	330,160	217,040
Capitalized expenses	41,598	44,436
Investments in unconsolidated entities	29,685	36,614
Goodwill	—	26,383
Alternative minimum tax credits	—	65,307
Other	38,765	34,370

Total deferred tax assets	729,376	782,226
Valuation allowance	(647,385)	(730,836)

Total deferred tax assets after valuation allowance	81,991	51,390
Deferred tax liabilities:
Capitalized expenses	35,531	18,187
Prepaid expenses	15,977	420
Other	30,483	32,783

Total deferred tax liabilities	81,991	51,390

Net deferred tax assets	$—	—

As a result of the valuation allowance against the Company’s net deferred tax assets, at November 30, 2009 and 2008, the Company’s Homebuilding operations and the Financial Services segment did not have net deferred tax assets.

A reduction of the carrying amounts of deferred tax assets by a valuation allowance is required, if based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically based on the more-likely-than-not realization threshold criterion. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

profitability, the duration of statutory carryforward periods, the Company’s experience with loss carryforwards not expiring unused and tax planning alternatives.

Based upon all available evidence, the Company recorded a valuation allowance against its deferred tax assets of $730.8 million during the year ended November 30, 2008, and increased it by $269.6 million during the year ended November 30, 2009. In addition, the Company recorded a reversal of its deferred tax asset valuation allowance of $351.8 million during the fourth quarter of 2009, primarily due to a change in tax legislation, which allowed the Company to carry back its fiscal year 2009 tax loss to recover previously paid income taxes. At November 30, 2009 and 2008, the Company’s deferred tax asset valuation allowance was $647.4 million and $730.8 million, respectively. In future periods, the allowance could be reduced based on sufficient evidence indicating that it is more likely than not that a portion or all of our deferred tax assets will be realized. At both November 30, 2009 and 2008, the Company had no net deferred tax assets.

At November 30, 2009, the Company had federal and state net operating loss carryforwards totaling $330.2 million. Federal net operating loss carryforwards may be carried forward up to 20 years to offset future taxable income and begin to expire in 2025. State net operating losses may be carried forward from 5 to 20 years, depending on the tax jurisdiction, with losses expiring between 2012 and 2029.

A reconciliation of the statutory rate and the effective tax rate follows:

	Percentage of Pretax Loss
	2009	2008	2007
Statutory rate	35.00%	35.00%	35.00%
State income taxes, net of federal income tax benefit	2.32	3.09	3.00
Internal Revenue Code Section 199 impact	—	(0.29)	(0.30)
Goodwill impairments and other	(0.63)	(1.60)	(0.70)
Tax reserves and interest expense	(4.97)	(3.56)	—
Deferred tax asset valuation reversal (allowance)	11.25	(130.15)	—

Effective rate	42.97%	(97.51)%	37.00%

The following table summarizes the changes in gross unrecognized tax benefits for the years ended November 30, 2009 and 2008:

	November 30,
	2009	2008
	(In thousands)
Gross unrecognized tax benefits, beginning of year	$100,168	88,560
Decreases due to settlement with taxing authorities	(57,022)	(2,605)
Increases of prior year items	36,061	14,213
Decreases due to statute expirations	(1,996)	—

Gross unrecognized tax benefits, end of year	$77,211	100,168

At November 30, 2009, the Company had $77.2 million of gross unrecognized tax benefits. If the Company were to recognize these tax benefits, $52.4 million would affect the Company’s effective tax rate.

The Company expects the total amount of unrecognized tax benefits to decrease by $13.4 million within twelve months as a result of the settlement of certain tax accounting items with the IRS with respect to the prior examination cycle that carried over to the current years under examination, and as a result of the conclusion of examinations with a number of state taxing authorities. The majority of these items were previously recorded as deferred tax liabilities and the settlement will not affect the Company’s tax rate.

At November 30, 2009 and 2008, the Company had $33.6 million and $33.5 million, respectively, accrued for interest and penalties, of which $3.9 million and $16.1 million, respectively, were recorded during the years ended November 30, 2009 and 2008.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The IRS is currently examining the Company’s federal income tax returns for fiscal years 2005 through 2009, and certain state taxing authorities are examining various fiscal years. The final outcome of these examinations is not yet determinable. The statute of limitations for the Company’s major tax jurisdictions remains open for examination for fiscal year 2003 and subsequent years.

9.    Loss Per Share

Basic and diluted loss per share were calculated as follows:

	Years Ended November 30,
	2009	2008	2007
	(In thousands, except per share amounts)
Numerator for basic and diluted loss per share—net loss	$(417,147)	(1,109,085)	(1,941,081)

Denominator for basic and diluted loss per share—weighted average shares	170,537	158,395	157,718

Basic and diluted loss per share	$(2.45)	(7.00)	(12.31)

Options to purchase 7.5 million shares, 7.4 million shares and 4.9 million shares, respectively, in total of Class A and Class B common stock were outstanding and anti-dilutive for the years ended November 30, 2009, 2008 and 2007.

10.    Comprehensive Loss

Comprehensive loss represents changes in stockholders’ equity from non-owner sources. The components of comprehensive loss were as follows:

	Years Ended November 30,
	2009	2008	2007
	(In thousands)
Net loss	$(417,147)	(1,109,085)	(1,941,081)
Unrealized gains arising during period on interest rate swaps, net of tax (37%)	—	—	1,002
Unrealized gain (loss) on Company’s portion of unconsolidated entity’s interest rate swap liability, net of tax (37%)	—	2,061	(2,061)
Reclassification adjustment for loss included in net loss for interest rate swaps, net of tax (37%)	—	—	338
Change to the Company’s portion of unconsolidated entity’s minimum pension liability, net of tax (37%)	—	—	701

Comprehensive loss	$(417,147)	(1,107,024)	(1,941,101)

There was no accumulated other comprehensive loss at November 30, 2009 and 2008.

11.    Capital Stock

Preferred Stock

The Company is authorized to issue 500,000 shares of preferred stock with a par value of $10 per share and 100 million shares of participating preferred stock with a par value of $0.10 per share. No shares of preferred stock or participating preferred stock have been issued as of November 30, 2009.

Common Stock

During 2009, the Company’s Class A and Class B common stockholders received a per share annual dividend of $0.16. In October 2008, the Company’s Board of Directors voted to decrease the annual dividend rate with regard to the Company’s Class A and Class B common stock to $0.16 per share per year (payable

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

quarterly) from $0.64 per share per year (payable quarterly). During the years ended November 30, 2008 and 2007, Class A and Class B common stockholders received per share annual dividends of $0.52 and $0.64, respectively.

The only significant difference between the Class A common stock and Class B common stock is that Class A common stock entitles holders to one vote per share and the Class B common stock entitles holders to ten votes per share.

As of November 30, 2009, Stuart A. Miller, the Company’s President, Chief Executive Officer and a Director, directly owned, or controlled through family-owned entities, shares of Class A and Class B common stock, which represented approximately 46% voting power of the Company’s stock.

The Company has a stock repurchase program which permits the purchase of up to 20 million shares of its outstanding common stock. During the years ended November 30, 2009, 2008 and 2007, there were no material share repurchases of common stock under the stock repurchase program. As of November 30, 2009, 6.2 million shares of common stock can be repurchased in the future under the program.

Treasury stock increased by 0.3 million Class A common shares and 0.5 million Class A common shares, respectively, during the years ended November 30, 2009 and November 30, 2008, in connection with activity related to the Company’s equity compensation plan and forfeitures of restricted stock.

In April 2009, the Company entered into distribution agreements with J.P Morgan Securities, Inc., Citigroup Global Markets Inc., Merril Lynch, Pierce, Fenner & Smith Incorporated and Deutsche Bank Securities Inc., relating to an offering of its Class A common stock into the market from time to time for an aggregate of up to $275 million. As of November 30, 2009, the Company had sold a total of 21.0 million shares of its Class A common stock under the equity offering for gross proceeds of $225.5 million, or an average of $10.76 per share. After compensation to the distributors of $4.5 million, the Company received net proceeds of $221.0 million. The Company will use the proceeds from the offering for general corporate purposes.

Restrictions on Payment of Dividends

Other than to maintain compliance with certain covenants contained in the Credit Facility, there are no restrictions on the payment of dividends on common stock by the Company. There are no agreements which restrict the payment of dividends by subsidiaries of the Company other than to maintain the financial ratios and net worth requirements under the Financial Services segment’s warehouse lines of credit, which restrict the payment of dividends from the Company’s mortgage subsidiaries following the occurrence and during the continuance of an event of default thereunder and limit dividends to 50% of net income in the absence of an event of default.

401(k) Plan

Under the Company’s 401(k) Plan (the “Plan”), contributions made by associates can be invested in a variety of mutual funds or proprietary funds provided by the Plan trustee. The Company may also make contributions for the benefit of associates. The Company records as compensation expense its contribution to the Plan. This amount was $5.2 million in 2009, $7.6 million in 2008 and $15.2 million in 2007.

12.    Share-Based Payments

The Company has share-based awards outstanding under four different plans which provide for the granting of stock options and stock appreciation rights and awards of restricted common stock (“nonvested shares”) to key officers, associates and directors. These awards are primarily issued in the form of new shares. The exercise prices of stock options and stock appreciation rights may not be less than the market value of the common stock on the date of the grant. Exercises are permitted in installments determined when options are granted. Each stock option and stock appreciation right will expire on a date determined at the time of the grant, but not more than ten years after the date of the grant.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash flows resulting from tax benefits related to tax deductions in excess of the compensation expense recognized for those options (excess tax benefits) are classified as financing cash flows. For the years ended November 30, 2009 and 2008, the Company did not have any excess tax benefits from shared-based awards. For the year ended November 30, 2007, the Company classified $4.6 million of excess tax benefits as financing cash inflows.

Compensation expense related to the Company’s share-based awards was as follows:

	Years Ended November 30,
	2009	2008	2007
	(In thousands)
Stock options	$10,291	12,432	17,171
Nonvested shares	20,101	17,439	18,307

Total compensation expense for share-based awards	$30,392	29,871	35,478

Cash received from stock options exercised during the years ended November 30, 2009, 2008 and 2007 was $0.3 million, $0.2 million, and $21.6 million, respectively. There were no material tax deductions related to stock options exercised during the years ended November 30, 2009 and 2008. The tax deductions related to stock options exercised during the year ended November 30, 2007 were $8.3 million.

The fair value of each of the Company’s stock option awards is estimated on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the table below. The fair value of the Company’s stock option awards, which are subject to graded vesting, is expensed on a straight-line basis over the vesting life of the stock options. Expected volatility is based on historical volatility of the Company’s stock over the most recent period equal to the expected life of the award. The risk-free rate for periods within the contractual life of the stock option award is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the stock option award is granted with a maturity equal to the expected term of the stock option award granted. The Company uses historical data to estimate stock option exercises and forfeitures within its valuation model. The expected life of stock option awards granted is derived from historical exercise experience under the Company’s share-based payment plans and represents the period of time that stock option awards granted are expected to be outstanding.

The fair value of these options was determined at the date of the grant using the Black-Scholes option-pricing model. The significant weighted average assumptions for the years ended November 30, 2009, 2008 and 2007 were as follows:

	2009	2008	2007
Dividend yield	1.7% - 1.8%	3.2% - 4.7%	1.3% - 2.7%
Volatility rate	73% - 121%	43% - 60%	30% - 34%
Risk-free interest rate	0.7% - 2.8%	1.9% - 3.5%	4.1% - 5.0%
Expected option life (years)	2.0 - 5.0	2.0 - 5.0	2.0 - 5.0

A summary of the Company’s stock option activity for the year ended November 30, 2009 was as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (In thousands)
Outstanding at November 30, 2008	8,761,204	$31.50
Grants	32,500	$8.92
Forfeited or expired	(2,376,150)	$37.10
Exercises	(22,449)	$13.54

Outstanding at November 30, 2009	6,395,105	$29.37	3.6 years	$547

Vested and expected to vest in the future at November 30, 2009	5,478,478	$30.30	3.5 years	$744

Exercisable at November 30, 2009	3,002,000	$38.66	2.8 years	$603

Available for grant at November 30, 2009	3,361,621

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average fair value of options granted during the years ended November 30, 2009, 2008 and 2007 was $4.74, $3.85 and $12.89, respectively. The total intrinsic value of options exercised during the years ended November 30, 2009 and 2008 was not material. The total intrinsic value of options exercised during the year ended November 30, 2007 was $22.3 million.

The fair value of nonvested shares is determined based on the trading price of the Company’s common stock on the grant date. The weighted average fair value of nonvested shares granted during the years ended November 30, 2009, 2008 and 2007 was $12.63, $15.11 and $49.52, respectively. A summary of the Company’s nonvested shares activity for the year ended November 30, 2009 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested restricted shares at November 30, 2008	2,022,923	$32.33
Grants	1,619,059	$12.63
Vested	(1,153,573)	$22.64
Forfeited	(138,924)	$10.80

Nonvested restricted shares at November 30, 2009	2,349,485	$13.27

At November 30, 2009, there was $44.2 million of unrecognized compensation expense related to unvested share-based awards granted under the Company’s share-based payment plans, of which $12.7 million relates to stock options and $31.5 million relates to nonvested shares. The unrecognized expense related to nonvested shares is expected to be recognized over a weighted-average period of 2.8 years. During the years ended November 30, 2009, 2008 and 2007, 1.2 million nonvested shares, 0.4 million nonvested shares and 0.3 million nonvested shares, respectively, vested. For the year ended November 30, 2009, there was no tax provision related to nonvested share activity because the Company has recorded a full valuation allowance against its deferred tax assets. The tax provision related to nonvested share activity during the years ended November 30, 2008 and 2007 was $6.1 million and $3.1 million, respectively.

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

As of November 30, 2007, approximately 36,000 Class A common shares and 3,600 Class B common shares of restricted stock had been surrendered in exchange for rights under the Deferred Compensation Plan, resulting in a reduction in stockholders’ equity of $0.3 million fully offset by an increase in stockholders’ equity to reflect the deferral of compensation in that amount. Shares that the Company is obligated to issue in the future under the Deferred Compensation Plan are treated as outstanding shares in both the Company’s basic and diluted loss per share calculations for the year ended November 30, 2007. In 2008, the Compensation Committee of the Company’s Board of Directors approved the termination of the Deferred Compensation Plan and $1.8 million in total in cash and shares of common stock was distributed to its participants.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    Financial Instruments

The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at November 30, 2009 and 2008, using available market information and what the Company believes to be appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies might have a material effect on the estimated fair value amounts. The table excludes cash and cash equivalents, restricted cash, receivables and accounts payable, which had fair values approximating their carrying amounts due to the short maturities of these instruments.

	November 30,
	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
ASSETS
Financial services:
Loans held-for-investment, net	$25,131	26,818	58,339	58,339
Investments—held-to-maturity	$2,512	2,529	19,139	19,266
LIABILITIES
Homebuilding:
Senior notes and other debts payable	$2,761,352	2,754,737	2,544,935	1,785,692
Financial services:
Notes and other debts payable	$217,557	217,557	225,783	225,783

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

Fair Value Option

GAAP provides a framework for measuring fair value, expands disclosures about fair value measurements and establishes a fair value hierarchy which prioritizes the inputs used in measuring fair value summarized as follows:

Level 1	Fair value determined based on quoted prices in active markets for identical assets.

Level 2	Fair value determined using significant other observable inputs.

Level 3	Fair value determined using significant unobservable inputs.

The Company’s financial instruments measured at fair value at November 30, 2009 on a recurring basis are all within the Company’s Financial Services segment and are summarized below:

Financial Instruments	Fair Value Hierarchy	Fair Value at November 30, 2009
		(In thousands)
Loans held-for-sale (1)	Level 2	$182,706
Mortgage loan commitments	Level 2	4,700
Forward contracts	Level 2	(3,558)

		$183,848

(1)	The aggregate fair value of loans held-for-sale of $182.7 million exceeds its aggregate principal balance of $175.5 million by $7.2 million.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company elected the fair value option for its loans held-for-sale for mortgage loans originated subsequent to February 29, 2008 in accordance with ASC 825, which permits entities to measure various financial instruments and certain other items at fair value on a contract-by-contract basis. Management believes carrying loans held-for-sale at fair value improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions. In addition, the Company adopted ASC 815-10-S99 on March 1, 2008, requiring the recognition of the fair value of its rights to service a mortgage loan as revenue upon entering into an interest rate lock loan commitment with a borrower. The fair value of these servicing rights is included in the Company’s loans held-for-sale as of November 30, 2009 and 2008. Prior to March 1, 2008, the fair value of the servicing rights was not recognized until the related loan was sold. Fair value of the servicing rights is determined based on values in the Company’s servicing sales contracts. Fair value of loans held for sale is based on independent quoted market prices, where available, or the prices for other mortgage whole loans with similar characteristics.

The assets accounted for under ASC 825 are initially measured at fair value. Gains and losses from initial measurement and subsequent changes in fair value are recognized in the Financial Services segment’s earnings (loss). The changes in fair values that are included in earnings (loss) are shown, by financial instrument and financial statement line item, below:

	Years Ended November 30,
	2009	2008
Changes in fair value included in Financial Services revenues:	(In thousands)
Loans held-for-sale	$2,264	4,923
Mortgage loan commitments	$318	4,382
Forward contracts	$2,903	(6,461)

Interest income on loans held-for-sale measured at fair value is calculated based on the interest rate of the loan and recorded in interest income in the Financial Services’ statement of operations.

The Financial Services segment had a pipeline of loan applications in process of $838.6 million at November 30, 2009. Loans in process for which interest rates were committed to the borrowers and builder commitments for loans program totaled $203.6 million as of November 30, 2009. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers or borrowers may not meet certain criteria at the time of closing, the total commitments do not necessarily represent future cash requirements.

The Financial Services segment uses mandatory mortgage-backed securities (“MBS”) forward commitments, option contracts and investor commitments to hedge its mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments, option contracts and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting the Company’s credit standards. The segment’s risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At November 30, 2009, the segment had open commitments amounting to $247.7 million to sell MBS with varying settlement dates through February 2010.

The Company’s assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded valuation adjustments and write-offs during the year ended November 30, 2009. The assets measured at fair value on a nonrecurring basis are all within the Company’s Homebuilding operations and are summarized below:

	November 30, 2009
Non-financial Assets	Fair Value Hierarchy	Pre- impairment Amount	Total Losses (1)	Fair Value
		(In thousands)
Finished homes and construction in progress (2)	Level 3	$431,922	(143,920)	288,002
Land under development (2)	Level 3	$99,754	(39,802)	59,952
Investments in unconsolidated entities (3)	Level 3	$53,501	(88,972)	(35,471)

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Represents total losses recorded during the year ended November 30, 2009.
(2)	The valuation charges were included in homebuilding costs and expenses in the Company’s statement of operations for the year ended November 30, 2009.
(3)	Investments in unconsolidated entities with an aggregate carrying value of $19.8 million were written down to their fair value of ($39.4) million, which represents the Company’s obligation for guarantees related to debt of certain unconsolidated entities recorded as a liability during the year ended November 30, 2009. In addition, investments in unconsolidated entities with an aggregate carrying value of $33.7 million were written down to their fair value of $3.9 million. The valuation charges was included in other expense, net in the Company’s statement of operations for the year ended November 30, 2009.

See Note 1 for a detailed description of the Company’s process for identifying and recording valuation adjustments related to inventory and investments in unconsolidated entities.

15.    Consolidation of Variable Interest Entities

GAAP requires the consolidation of certain entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.

Unconsolidated Entities

At November 30, 2009, the Company had investments in and advances to unconsolidated entities established to acquire and develop land for sale to the Company in connection with its homebuilding operations, for sale to third parties or for the construction of homes for sale to third-party homebuyers. The Company evaluated all agreements during 2009 that were entered into or had reconsideration events and it consolidated entities that at November 30, 2009 had total combined assets and liabilities of $282.8 million and $225.6 million, respectively. At November 30, 2009, the Company’s consolidated joint ventures had total combined assets and liabilities of $815.1 million and $391.7 million, respectively.

Additionally, during 2009, the Company consolidated certain joint ventures and then bought out the respective partners at a later date, resulting in the consolidated joint ventures becoming wholly-owned. At November 30, 2009, the assets and liabilities of these entities amounted to $85.3 million and $22.9 million, respectively.

At November 30, 2009 and 2008, the Company’s recorded investment in unconsolidated entities was $609.1 million and $766.8 million, respectively. The Company’s estimated maximum exposure to loss with regard to unconsolidated entities was primarily its recorded investments in these entities and the exposure under the guarantees discussed in Note 4.

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

The Company’s investments in option contracts are recorded at cost unless those investments are determined to be impaired, in which case the Company’s investments are written down to fair value. The Company reviews option contracts for indicators of impairment during each reporting period. The most significant indicator of impairment is a decline in the fair value of the optioned property such that the purchase and development of the optioned property would no longer meet the Company’s targeted return on investment with appropriate consideration given to the length of time available to exercise the option. Such declines could be caused by a variety of factors including increased competition, decreases in demand or changes in local

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

regulations that adversely impact the cost of development. Changes in any of these factors would cause the Company to re-evaluate the likelihood of exercising its land options.

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

When the Company does not intend to exercise an option, it writes off any unapplied deposit and pre-acquisition costs associated with the option contract. For the years ended November 30, 2009, 2008 and 2007, the Company wrote-off $84.4 million, $97.2 million and $530.0 million, respectively, of option deposits and pre-acquisition costs related to land under option that it does not intend to purchase.

The Company evaluates all option contracts for land when entered into or upon a reconsideration event to determine whether it is the primary beneficiary of certain of these option contracts. Although the Company does not have legal title to the optioned land, if the Company is deemed to be the primary beneficiary, it is required to consolidate the land under option at the purchase price of the optioned land. During the year ended November 30, 2009, the effect of consolidation of these option contracts was an increase of $14.3 million to consolidated inventory not owned with a corresponding increase to liabilities related to consolidated inventory not owned in the accompanying consolidated balance sheets as of November 30, 2009. This increase was offset primarily by the Company exercising its options to acquire land under certain contracts previously consolidated, resulting in a net decrease in consolidated inventory not owned of $84.1 million for the year ended November 30, 2009. To reflect the purchase price of the inventory consolidated, the Company reclassified $2.6 million of related option deposits from land under development to consolidated inventory not owned in the accompanying consolidated balance sheet as of November 30, 2009. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and the Company’s cash deposits.

The Company’s exposure to loss related to its option contracts with third parties and unconsolidated entities consisted of its non-refundable option deposits and pre-acquisition costs totaling $127.4 million and $191.2 million, respectively, at November 30, 2009 and 2008. Additionally, the Company had posted $58.2 million and $89.5 million, respectively, of letters of credit in lieu of cash deposits under certain option contracts as of November 30, 2009 and 2008.

16.    Commitments and Contingent Liabilities

The Company is party to various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, the disposition of these matters will not have a material adverse effect on the Company’s consolidated financial statements.

The Company is subject to the usual obligations associated with entering into contracts (including option contracts) for the purchase, development and sale of real estate, which it does in the routine conduct of its business. Option contracts generally enable the Company to control portions of properties owned by third parties (including land funds) and unconsolidated entities until the Company determines whether to exercise the option. The use of option contracts allows the Company to reduce the financial risks associated with long-term land holdings. At November 30, 2009, the Company had $127.4 million of non-refundable option deposits and pre-acquisition costs related to certain of these homesites, which were included in inventories in the consolidated balance sheet.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has entered into agreements to lease certain office facilities and equipment under operating leases. Future minimum payments under the non-cancelable leases in effect at November 30, 2009 are as follows:

Lease Payments
(In thousands)
2010	$46,570
2011	35,271
2012	22,499
2013	15,332
2014	13,119
Thereafter	25,840

Rental expense for the years ended November 30, 2009, 2008 and 2007 was $67.9 million, $108.9 million and $150.1 million, respectively.

Rental expense includes the following termination costs related to the abandonment of leases as a result of the Company’s efforts to consolidate its operations and reduce costs in the following financial statement line items:

	Years Ended November 30,
	2009	2008	2007
	(In thousands)
Selling general and administrative expenses	$6,170	18,830	12,305
Corporate, general and administrative expenses	1,786	2,401	—
Financial services costs and expenses	850	6,498	4,789

Total termination costs related to abandonment of leases	$8,806	27,729	17,094

The Company is committed, under various letters of credit, to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit under these arrangements totaled $303.1 million at November 30, 2009. The Company also had outstanding performance and surety bonds related to site improvements at various projects (including certain projects in the Company’s joint ventures) of $821.2 million. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all development and construction activities are completed. As of November 30, 2009, there were approximately $324.4 million, or 40%, of costs to complete related to these site improvements. The Company does not presently anticipate any draws upon these bonds that would have a material effect on its consolidated financial statements.

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

Consolidating Balance Sheet

November 30, 2009

	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
ASSETS
Homebuilding:
Cash and cash equivalents, restricted cash, receivables, net and income tax receivables	$1,564,529	198,524	33,256	—	1,796,309
Inventories	—	3,493,784	594,205	—	4,087,989
Investments in unconsolidated entities	9,874	563,984	35,282	—	609,140
Other assets	44,232	63,040	156,531	—	263,803
Investments in subsidiaries	3,389,625	522,148	—	(3,911,773)	—

	5,008,260	4,841,480	819,274	(3,911,773)	6,757,241
Financial services	—	153,545	404,005	—	557,550

Total assets	$5,008,260	4,995,025	1,223,279	(3,911,773)	7,314,791

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable and other liabilities	$246,501	702,091	83,588	—	1,032,180
Liabilities related to consolidated inventory not owned	—	518,359	—	—	518,359
Senior notes and other debts payable	2,234,093	223,545	303,714	—	2,761,352
Intercompany	84,187	102,454	(186,641)	—	—

	2,564,781	1,546,449	200,661	—	4,311,891
Financial services	—	58,951	355,935	—	414,886

Total liabilities	2,564,781	1,605,400	556,596	—	4,726,777
Minority interest	—	—	144,535	—	144,535
Stockholders’ equity	2,443,479	3,389,625	522,148	(3,911,773)	2,443,479

Total liabilities and stockholders’ equity	$5,008,260	4,995,025	1,223,279	(3,911,773)	7,314,791

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

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Operations

Year Ended November 30, 2009

	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Revenues:
Homebuilding	$—	2,792,314	41,971	—	2,834,285
Financial services	—	162,768	179,941	(57,607)	285,102

Total revenues	—	2,955,082	221,912	(57,607)	3,119,387

Costs and expenses:
Homebuilding	—	3,132,257	96,921	(18,792)	3,210,386
Financial services	—	150,704	129,729	(31,313)	249,120
Corporate general and administrative	113,560	—	—	6,533	120,093

Total costs and expenses	113,560	3,282,961	226,650	(43,572)	3,579,599

Equity in loss from unconsolidated entities	—	(130,674)	(243)	—	(130,917)
Other income (expense), net	33,732	(98,478)	—	(33,679)	(98,425)
Other interest expense	(47,714)	(70,850)	—	47,714	(70,850)
Minority interest income, net	—	—	28,912	—	28,912

Earnings (loss) before income taxes	(127,542)	(627,881)	23,931	—	(731,492)
Benefit (provision) for income taxes	52,138	269,800	(7,593)	—	314,345
Equity in earnings (loss) from subsidiaries	(341,743)	16,338	—	325,405	—

Net earnings (loss)	$(417,147)	(341,743)	16,338	325,405	(417,147)

Consolidating Statement of Operations

Year Ended November 30, 2008

	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Revenues:
Homebuilding	$—	4,262,154	288	596	4,263,038
Financial services	—	6,426	379,624	(73,671)	312,379

Total revenues	—	4,268,580	379,912	(73,075)	4,575,417

Costs and expenses:
Homebuilding	—	4,549,804	2,458	(10,381)	4,541,881
Financial services	—	3,359	391,854	(51,844)	343,369
Corporate general and administrative	129,752	—	—	—	129,752

Total costs and expenses	129,752	4,553,163	394,312	(62,225)	5,015,002

Equity in loss from unconsolidated entities	—	(59,156)	—	—	(59,156)
Other income (expense), net	35,341	(172,387)	—	(35,341)	(172,387)
Other interest expense	(46,191)	(27,594)	—	46,191	(27,594)
Minority interest income, net	—	—	4,097	—	4,097
Gain on recapitalization of unconsolidated entity	—	133,097	—	—	133,097

Loss before income taxes	(140,602)	(410,623)	(10,303)	—	(561,528)
(Provision) benefit for income taxes	(150,494)	(400,398)	3,335	—	(547,557)
Equity in loss from subsidiaries	(817,989)	(6,968)	—	824,957	—

Net loss	$(1,109,085)	(817,989)	(6,968)	824,957	(1,109,085)

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Operations

Year Ended November 30, 2007

	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Revenues:
Homebuilding	$—	9,710,626	19,626	—	9,730,252
Financial services	—	9,125	503,266	(55,862)	456,529

Total revenues	—	9,719,751	522,892	(55,862)	10,186,781

Costs and expenses:
Homebuilding	—	12,165,338	64,943	(41,204)	12,189,077
Financial services	—	22,063	451,804	(23,458)	450,409
Corporate general and administrative	173,202	—	—	—	173,202

Total costs and expenses	173,202	12,187,401	516,747	(64,662)	12,812,688

Equity in loss from unconsolidated entities	—	(362,899)	—	—	(362,899)
Other income (expense), net	9,675	(50,221)	—	(9,675)	(50,221)
Other interest expense	(875)	(25,808)	—	875	(25,808)
Minority interest expense, net	—	—	(1,927)	—	(1,927)
Gain on recapitalization of unconsolidated entity	—	175,879	—	—	175,879
Goodwill impairments	—	(190,198)	—	—	(190,198)

Earnings (loss) before income taxes	(164,402)	(2,920,897)	4,218	—	(3,081,081)
(Provision) benefit for income taxes	60,829	1,080,732	(1,561)	—	1,140,000
Equity in earnings (loss) from subsidiaries	(1,837,508)	2,657	—	1,834,851	—

Net earnings (loss)	$(1,941,081)	(1,837,508)	2,657	1,834,851	(1,941,081)

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows

Year Ended November 30, 2009

	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings (loss)	$(417,147)	(341,743)	16,338	325,405	(417,147)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities	(203,812)	1,449,961	(82,754)	(325,405)	837,990

Net cash provided by (used in) operating activities	(620,959)	1,108,218	(66,416)	—	420,843

Cash flows from investing activities:
Increase in investments in unconsolidated entities, net	(9,874)	(234,169)	(57,832)	—	(301,875)
Other	726	20,048	5,981	—	26,755

Net cash used in investing activities	(9,148)	(214,121)	(51,851)	—	(275,120)

Cash flows from financing activities:
Net repayments under financial services debt	—	(84)	(8,142)	—	(8,226)
Net proceeds from 12.25% senior notes due 2017	386,892	—	—	—	386,892
Redemption of 7 5/8% senior notes due 2009	(281,477)	—	—	—	(281,477)
Partial redemption of 5.125% senior notes due 2010	(49,269)	—	—	—	(49,269)
Partial redemption of 5.95% senior notes due 2011	(4,647)	—	—	—	(4,647)
Net repayments under other borrowings	—	(16,715)	(74,768)	—	(91,483)
Exercise of land option contracts from an unconsolidated land investment venture	—	(33,656)	—	—	(33,656)
Net payments related to minority interests	—	—	(2,124)	—	(2,124)
Common stock:
Issuances	221,437	—	—	—	221,437
Repurchases	(1,566)	—	—	—	(1,566)
Dividends	(27,588)	—	—	—	(27,588)
Intercompany	601,900	(814,766)	212,866	—	—

Net cash provided by (used in) financing activities	845,682	(865,221)	127,832	—	108,293

Net increase in cash and cash equivalents	215,575	28,876	9,565	—	254,016
Cash and cash equivalents at beginning of year	1,007,594	125,437	70,391	—	1,203,422

Cash and cash equivalents at end of year	$1,223,169	154,313	79,956	—	1,457,438

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

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows

Year Ended November 30, 2007

	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings (loss)	$(1,941,081)	(1,837,508)	2,657	1,834,851	(1,941,081)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities	(1,915,832)	5,305,931	830,346	(1,834,851)	2,385,594

Net cash provided by (used in) operating activities	(3,856,913)	3,468,423	833,003	—	444,513

Cash flows from investing activities:
Increase in investments in unconsolidated entities, net	—	(65,611)	—	—	(65,611)
Distributions in excess on investment in unconsolidated entity	—	354,644	—	—	354,644
Other	(1,355)	(16,353)	35,658	—	17,950

Net cash provided by (used in) investing activities	(1,355)	272,680	35,658	—	306,983

Cash flows from financing activities:
Net repayments under financial services debt	—	—	(607,794)	—	(607,794)
Net proceeds from sale of land to an unconsolidated land investment venture	—	445,000	—	—	445,000
Redemption of senior floating-rate notes due 2009	(300,000)	—	—	—	(300,000)
Net repayments under other borrowings	—	(66,209)	(90,157)	—	(156,366)
Net payments related to minority interests	—	—	(36,545)	—	(36,545)
Excess tax benefits from share-based awards	4,590	—	—	—	4,590
Common stock:
Issuances	21,588	—	—	—	21,588
Repurchases	(3,971)	—	—	—	(3,971)
Dividends	(101,123)	—	—	—	(101,123)
Intercompany	4,313,723	(4,198,614)	(115,109)	—	—

Net cash provided by (used in) financing activities	3,934,807	(3,819,823)	(849,605)	—	(734,621)

Net increase (decrease) in cash and cash equivalents	76,539	(78,720)	19,056	—	16,875
Cash and cash equivalents at beginning of year	420,845	218,453	139,021	—	778,319

Cash and cash equivalents at end of year	$497,384	139,733	158,077	—	795,194

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.    Quarterly Data (unaudited)

	First	Second	Third	Fourth
	(In thousands, except per share amounts)
2009
Revenues	$593,063	891,853	720,730	913,741
Gross profit from sales of homes	$34,182	76,092	49,496	92,230
Loss before income taxes	$(154,081)	(123,638)	(168,865)	(284,908)
Net earnings (loss) (1)	$(155,929)	(125,185)	(171,605)	35,572
Earnings (loss) per share:
Basic	$(0.98)	(0.76)	(0.97)	0.20
Diluted	$(0.98)	(0.76)	(0.97)	0.19
2008
Revenues	$1,062,913	1,127,916	1,106,540	1,278,048
Gross profit from sales of homes	$136,695	88,366	147,122	137,444
Loss before income taxes	$(154,294)	(173,182)	(139,102)	(94,950)
Net loss (2)	$(88,216)	(120,916)	(88,964)	(810,989)
Loss per share:
Basic and diluted	$(0.56)	(0.76)	(0.56)	(5.12)

(1)	Net earnings during the fourth quarter of 2009 include a reversal of the Company’s deferred tax asset valuation allowance of $351.8 million.
(2)	Net loss during the fourth quarter of 2008 includes a $730.8 million valuation allowance recorded against the Company’s deferred tax assets.

Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter that ended on November 30, 2009. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of November 30, 2009 to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

Our CEO and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2009. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm obtained from Deloitte & Touche LLP relating to the effectiveness of Lennar Corporation’s internal control over financial reporting are included elsewhere in this document.

Item 9B.    Other Information.

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The information required by this item for executive officers is set forth under the heading “Executive Officers of Lennar Corporation” in Part I. The other information called for by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 2010 (120 days after the end of our fiscal year).

Item 11.    Executive Compensation.

The information required by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 2010 (120 days after the end of our fiscal year).

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 2010 (120 days after the end of our fiscal year), except for the information required by Item 201(d) of Regulation S-K, which is provided below.

The following table summarizes our equity compensation plans as of November 30, 2009:

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)(2)
Equity compensation plans approved by stockholders	6,395,105	$29.37	3,361,621
Equity compensation plans not approved by stockholders	—	—	—

Total	6,395,105	$29.37	3,361,621

(1)	This amount includes approximately 31,100 shares of Class B common stock that may be issued under our equity compensation plans.
(2)	Both Class A and Class B common stock may be issued.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 2010 (120 days after the end of our fiscal year).

Item 14.    Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 30, 2010 (120 days after the end of our fiscal year).

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this Report.

1.	The following financial statements are contained in Item 8:

2.	The following financial statement schedule is included in this Report:

Financial Statement Schedule	Page in this Report
Report of Independent Registered Public Accounting Firm	122
Schedule II—Valuation and Qualifying Accounts	123

Information required by other schedules has either been incorporated in the consolidated financial statements and accompanying notes or is not applicable to us.

3.	The following exhibits are filed with this Report or incorporated by reference:

3.1	Amended and Restated Certificate of Incorporation, dated April 28, 1998—Incorporated by reference to Exhibit 3(a) of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004.

3.2	Certificate of Amendment to Certificate of Incorporation, dated April 9, 1999—Incorporated by reference to Exhibit 3(a) of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1999.

3.3	Certificate of Amendment to Certificate of Incorporation, dated April 8, 2003—Incorporated by reference to Annex IV of the Company’s Proxy Statement on Schedule 14A dated March 10, 2003.

3.4	Certificate of Amendment to Certificate of Incorporation, dated April 8, 2008—Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, dated April 8, 2008.

3.5	Bylaws of the Company, as amended through June 28, 2005—Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2005.

3.6	Amendment to Section 3.3 of the Bylaws of the Company, dated April 8, 2008—Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, dated April 8, 2008.

4.1	Indenture, dated as of December 31, 1997, between Lennar and Bank One Trust Company, N.A., as trustee—Incorporated by reference to Exhibit 4 of the Company’s Registration Statement on Form S-3, Registration No. 333-45527, filed with the Commission on February 3, 1998.

4.4	Sixth Supplemental Indenture, dated February 5, 2003, between Lennar and Bank One Trust Company, N.A., as trustee (relating to 5.950% Senior Notes due 2013)—Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, dated January 31, 2003.

4.5	Indenture, dated August 12, 2004, between Lennar and J.P. Morgan Trust Company, N.A., as trustee (relating to Lennar’s 5.50% Senior Notes due 2014)—Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-4, Registration No. 333-121130, filed with the Commission on December 10, 2004.

4.6	Indenture, dated April 28, 2005, between Lennar and J.P. Morgan Trust Company, N.A., as trustee (relating to Lennar’s 5.60% Senior Notes due 2015)—Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-4, Registration No. 333-127839, filed with the Commission on August 25, 2005.

4.7	Indenture, dated September 15, 2005, between Lennar and J.P. Morgan Trust Company, N.A., as trustee (relating to Lennar’s 5.125% Senior Notes due 2010)—Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-4, Registration No. 333-130923, filed with the Commission on January 9, 2006.

4.8	Indenture, dated April 26, 2006, between Lennar and J.P. Morgan Trust Company, N.A., as trustee (relating to Lennar’s 5.95% Senior Notes due 2011)—Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated April 26, 2006.

4.9	Indenture, dated April 26, 2006, between Lennar and J.P. Morgan Trust Company, N.A., as trustee (relating to Lennar’s 6.50% Senior Notes due 2016)—Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated April 26, 2006.

10.1*	Amended and Restated Lennar Corporation 1997 Stock Option Plan—Incorporated by reference to Exhibit 10(a) of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1997.

10.2*	Lennar Corporation 2000 Stock Option and Restricted Stock Plan—Incorporated by reference to Exhibit 10 of the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2001.

10.3*	Lennar Corporation 2003 Stock Option and Restricted Stock Plan—Incorporated by reference to Annex VI of the Company’s Proxy Statement on Schedule 14A dated March 10, 2003.

10.4*	Lennar Corporation 2007 Equity Incentive Plan—Incorporated by reference to Exhibit A of the Company’s Proxy Statement on Schedule 14A dated February 28, 2007.

10.5*	Lennar Corporation 2007 Incentive Compensation Plan—Incorporated by reference to Exhibit B of the Company’s Proxy Statement on Schedule 14A dated February 28, 2007.

10.6*	Lennar Corporation Employee Stock Ownership Plan and Trust—Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 2-89104.

10.7*	Amendment dated December 13, 1989 to Lennar Corporation Employee Stock Ownership Plan—Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1990.

10.8*	Lennar Corporation Employee Stock Ownership/401(k) Trust Agreement dated December 13, 1989—Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1990.

10.9*	Amendment dated April 18, 1990 to Lennar Corporation Employee Stock Ownership/401(k) Plan—Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1990.

10.10*	Lennar Corporation Nonqualified Deferred Compensation Plan—Incorporated by reference to Exhibit 10 of the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2002.

10.11	Credit Agreement dated July 21, 2006 among Lennar, the lenders named therein and JPMorgan Chase Bank, N.A., as Administrative Agent—Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated July 21, 2006.

10.12	First Amendment to Credit Agreement dated August 21, 2007 among Lennar, the lenders named therein and JPMorgan Chase Bank, N.A., as Administrative Agent—Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated August 21, 2007.

10.13		Second Amendment to Credit Agreement dated January 23, 2008 among Lennar, the lenders named therein and JPMorgan Chase Bank, N.A., as Administrative Agent—Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, dated January 23, 2008.

10.14		Amended and Restated Loan Agreement dated September 25, 2006 between UAMC Capital, LLC, the lenders named therein and Calyon New York Branch, as Administrative Agent—Incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2006.

10.15		First Omnibus Amendment dated as of June 29, 2007 to Amended and Restated Loan Agreement dated September 25, 2006 between UAMC Capital, LLC, the lenders named therein and Calyon New York Branch, as Administrative Agent—Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2007.

10.16		Second Omnibus Amendment dated as of August 20, 2007 to Amended and Restated Loan Agreement dated September 25, 2006 between UAMC Capital, LLC, the lenders named therein and Calyon New York Branch, as Administrative Agent—Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2007.

10.17		Third Omnibus Amendment and Waiver dated as of January 23, 2008 to Amended and Restated Loan Agreement dated September 25, 2006 between UAMC Capital, LLC, the lenders named therein and Calyon New York Branch, as Administrative Agent—Incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007.

10.18	*	Aircraft Time-Sharing Agreement, dated August 17, 2005, between U.S. Home Corporation and Stuart Miller—Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated August 17, 2005.

10.19	*	Amendment No. 1 to Aircraft Time-Sharing Agreement, dated September 1, 2005, between U.S. Home Corporation and Stuart Miller—Incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2005.

10.20		Third Amended and Restated Warehousing Credit and Security Agreement dated April 30, 2006, by and among, Universal American Mortgage Company, LLC, the other Borrowers named in the agreement, the Lender Parties named in the agreement and Residential Funding Corporation—Incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2006.

10.21		Master Issuing and Paying Agency Agreement, dated March 29, 2006, between Lennar Corporation and JPMorgan Chase Bank, N.A.—Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated March 29, 2006.

10.22		Contribution and Formation Agreement, dated as of December 28, 2006, by and among LandSource Communities Development, LLC, the Existing Members named in the agreement and MW Housing Partners III, L.P.—Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2007.

10.23		Membership Interest Purchase Agreement, dated as of November 30, 2007, by and among Lennar, Lennar Homes of California, Inc., the Sellers named in the agreement and MS Rialto Residential Holdings, LLC.—Incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007.

10.24		Fourth Omnibus Amendment, dated as of February 28, 2008 to Amended and Restated Loan Agreement dated September 25, 2006 between UAMC Capital, LLC, the lenders names therein and Calyon New York Branch, as Administrative Agent—Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2008.

10.25		Third Amendment to Credit Agreement, dated as of November 7, 2008 among Lennar, the lenders named therein and JPMorgan Chase Bank, N.A., as Administrative Agent—Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated November 13, 2008.

10.26	Indenture, dated April 30, 2009, between Lennar and The Bank of New York Mellon, as trustee (relating to Lennar’s 12.25% Senior Notes due 2017)—Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K, dated April 30, 2009.

10.27	Distribution Agreement, dated April 20, 2009, between Lennar and J.P. Morgan Securities, Inc., as agent (relating to sales by the Company of its Class A common stock)—Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K, dated April 20, 2009.

10.28	Distribution Agreement, dated April 20, 2009, between Lennar and Citigroup Capital Markets Inc., as agent (relating to sales by the Company of its Class A common stock)—Incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K, dated April 20, 2009.

10.29	Distribution Agreement, dated April 20, 2009, between Lennar and Merrill Lynch, Pierce, Fenner & Smith Incorporated., as agent (relating to sales by the Company of its Class A common stock)—Incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K, dated April 20, 2009.

21	List of subsidiaries.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14a/15d-14(a) Certification of Stuart A. Miller.

31.2	Rule 13a-14a/15d-14(a) Certification of Bruce E. Gross.

32	Section 1350 Certifications of Stuart A. Miller and Bruce E. Gross.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LENNAR CORPORATION

/s/ STUART A. MILLER
Stuart A. Miller
President, Chief Executive Officer and Director
Date: January 29, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Principal Executive Officer:

Stuart A. Miller	/s/	STUART A. MILLER
President, Chief Executive Officer and Director	Date:	January 29, 2010

Principal Financial Officer:

Bruce E. Gross	/s/	BRUCE E. GROSS
Vice President and Chief Financial Officer	Date:	January 29, 2010

Principal Accounting Officer:

David M. Collins	/s/	DAVID M. COLLINS
Controller	Date:	January 29, 2010

Directors:

Irving Bolotin	/s/	IRVING BOLOTIN
	Date:	January 29, 2010

Steven L. Gerard	/s/	STEVEN L. GERARD
	Date:	January 29, 2010

Sherrill W. Hudson	/s/	SHERRILL W. HUDSON
	Date:	January 29, 2010

R. Kirk Landon	/s/	R. KIRK LANDON
	Date:	January 29, 2010

Sidney Lapidus	/s/	SIDNEY LAPIDUS
	Date:	January 29, 2010

Donna Shalala	/s/	DONNA SHALALA
	Date:	January 29, 2010

Jeffrey Sonnenfeld	/s/	JEFFREY SONNENFELD
	Date:	January 29, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Lennar Corporation

We have audited the consolidated financial statements of Lennar Corporation and subsidiaries (the “Company”) as of November 30, 2009 and 2008, and for each of the three years in the period ended November 30, 2009, and the Company’s internal control over financial reporting as of November 30, 2009, and have issued our reports thereon dated January 29, 2010; such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Miami, Florida

January 29, 2010

LENNAR CORPORATION AND SUBSIDIARIES

Schedule II—Valuation and Qualifying Accounts

Years Ended November 30, 2009, 2008 and 2007

Description	Beginning balance	Additions		Deductions	Ending balance
		Charged to costs and expenses	Charged (credited) to other accounts
	(In thousands)
Year ended November 30, 2009
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts and notes and other receivables	$33,952	28,105	(14)	(50,333)	11,710

Allowance for loan losses	$20,384	4,107	(5,384)	(11,663)	7,444

Allowance against net deferred tax assets	$730,836	269,568	—	(353,019)	647,385

Year ended November 30, 2008
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts and notes and other receivables	$18,750	17,584	—	(2,382)	33,952

Allowance for loan losses	$11,145	14,696	—	(5,457)	20,384

Allowance against net deferred tax assets	$—	730,836	—	—	730,836

Year ended November 30, 2007
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts and notes and other receivables	$3,782	18,260	—	(3,292)	18,750

Allowance for loan losses	$1,810	31,596	4,310	(26,571)	11,145