Form 10-Q
period 2010-02-28
LENNAR CORP /NEW/
filed 2010-04-09
CIK 920760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Common stock outstanding as of March 31, 2010:

Class A	153,634,729
Class B	31,291,318

Part I.	Financial Information

Item 1.	Financial Statements

Lennar Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

(unaudited)

	February 28, 2010 (1)	November 30, 2009 (1)
ASSETS
Lennar Homebuilding:
Cash and cash equivalents	$732,386	1,330,603
Restricted cash	172,502	9,225
Income tax receivables	241,664	334,428
Receivables, net	98,798	122,053
Inventories:
Finished homes and construction in progress	1,606,003	1,503,346
Land under development	2,000,080	1,990,430
Consolidated inventory not owned	494,933	594,213

Total inventories	4,101,016	4,087,989
Investments in unconsolidated entities	599,649	599,266
Other assets	248,674	263,803

	6,194,689	6,747,367

Rialto Investments:
Cash and cash equivalents	54,000	—
Loans receivable	1,217,294	—
Investments in unconsolidated entities	51,232	9,874
Other assets	18,798	—

	1,341,324	9,874
Lennar Financial Services	445,734	557,550

Total assets	$7,981,747	7,314,791

(1)	As a result of the adoption of certain provisions of Accounting Standards Codification (“ASC”) Topic 810, Consolidations, (“ASC 810”) the Company is required to separately disclose on its condensed consolidated balance sheets the assets of consolidated variable interest entities (“VIEs”) that are owned by the consolidated VIEs and non-recourse liabilities of consolidated VIEs.

As of February 28, 2010, total assets include $2,108.5 million related to consolidated VIEs of which $48.2 million is included in Lennar Homebuilding cash and cash equivalents, $0.4 million in Lennar Homebuilding restricted cash, $5.9 million in Lennar Homebuilding receivables, net, $239.1 million in Lennar Homebuilding finished homes and construction in progress, $334.6 million in Lennar Homebuilding land under development, $35.4 million in Lennar Homebuilding investments in unconsolidated entities, $155.3 million in Lennar Homebuilding other assets, $54.0 million in Rialto Investments cash and cash equivalents, $1,217.3 million in Rialto Investments loans receivable and $18.3 million in Rialto Investments other assets.

As of November 30, 2009, total assets include $819.3 million related to consolidated VIEs of which $25.9 million is included in Lennar Homebuilding cash and cash equivalents, $1.5 million in Lennar Homebuilding restricted cash, $5.5 million in Lennar Homebuilding receivables, net, $253.2 million in Lennar Homebuilding finished homes and construction in progress, $341.0 million in Lennar Homebuilding land under development, $35.3 million in Lennar Homebuilding investments in unconsolidated entities and $156.9 million in Lennar Homebuilding other assets.

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries

Condensed Consolidated Balance Sheets — (Continued)

(In thousands, except per share amounts)

(unaudited)

	February 28, 2010 (2)	November 30, 2009 (2)
LIABILITIES AND EQUITY
Lennar Homebuilding:
Accounts payable	$174,019	169,596
Liabilities related to consolidated inventory not owned	424,210	518,359
Senior notes and other debts payable	2,682,928	2,761,352
Other liabilities	796,091	862,584

	4,077,248	4,311,891

Rialto Investments:
Notes payable and other liabilities	627,013	—
Lennar Financial Services	299,122	414,886

Total liabilities	5,003,383	4,726,777

Stockholders’ equity:
Preferred stock	—	—
Class A common stock of $0.10 par value per share; Authorized: February 28, 2010 and November 30, 2009 – 300,000 shares; Issued: February 28, 2010 – 165,233 and November 30, 2009 – 165,155 shares	16,523	16,515
Class B common stock of $0.10 par value per share; Authorized: February 28, 2010 and November 30, 2009 – 90,000 shares; Issued: February 28, 2010 – 32,968 and November 30, 2009 – 32,964 shares	3,297	3,296
Additional paid-in capital	2,216,119	2,208,934
Retained earnings	814,515	828,424
Treasury stock, at cost; February 28, 2010 – 11,644 Class A common shares and 1,680 Class B common shares; November 30, 2009 – 11,543 Class A common shares and 1,680 Class B common shares	(615,263)	(613,690)

Total stockholders’ equity	2,435,191	2,443,479

Noncontrolling interests	543,173	144,535

Total equity	2,978,364	2,588,014

Total liabilities and equity	$7,981,747	7,314,791

(2)	As of February 28, 2010, total liabilities include $885.9 million related to consolidated VIEs of which $15.2 million is included in Lennar Homebuilding accounts payable, $56.0 million in Lennar Homebuilding other liabilities, $187.8 million in Lennar Homebuilding senior notes and other debts payable and $626.9 million in Rialto Investments notes payable and other liabilities.

As of November 30, 2009, total liabilities include $274.5 million related to consolidated VIEs of which $27.2 million is included in Lennar Homebuilding accounts payable, $60.1 million in Lennar Homebuilding other liabilities and $187.2 million in Lennar Homebuilding senior notes and other debts payable.

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended February 28,
	2010	2009
Revenues:
Lennar Homebuilding	$520,776	529,034
Lennar Financial Services	53,365	64,029
Rialto Investments	301	—

Total revenues	574,442	593,063

Costs and expenses:
Lennar Homebuilding (1)	501,965	606,559
Lennar Financial Services	54,266	63,537
Rialto Investments	1,403	556
Corporate general and administrative	22,640	27,475

Total costs and expenses	580,274	698,127

Lennar Homebuilding equity in loss from unconsolidated entities	(8,894)	(2,917)
Other income (expense), net (2)	14,203	(35,805)
Other interest expense	(18,665)	(12,029)
Rialto Investments equity in earnings from unconsolidated entities	143	—

Loss before income taxes	(19,045)	(155,815)
Benefit (provision) for income taxes (3)	11,572	(1,848)

Net loss (including net loss attributable to noncontrolling interests)	$(7,473)	(157,663)
Less: Net loss attributable to noncontrolling interests	(950)	(1,734)

Net loss attributable to Lennar	$(6,523)	(155,929)

Basic and diluted loss per share	$(0.04)	(0.98)

Cash dividends per each Class A and Class B common share	$0.04	0.04

(1)	Lennar Homebuilding costs and expenses include $7.4 million and $51.2 million, respectively, of valuation adjustments for the three months ended February 28, 2010 and 2009.
(2)	Other income (expense), net includes $37.2 million of valuation adjustments to the Company’s investments in unconsolidated entities for the three months ended February 28, 2009.
(3)	Benefit (provision) for income taxes for the three months ended February 28, 2010 and 2009 includes a valuation allowance of $2.8 million and $57.7 million, respectively, that the Company recorded against the entire amount of deferred tax assets generated as a result of its net loss during the periods presented.

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three months ended February 28,
	2010	2009
Cash flows from operating activities:
Net loss (including net loss attributable to noncontrolling interests)	$(7,473)	(157,663)
Adjustments to reconcile net loss (including net loss attributable to noncontrolling interests) to net cash provided by operating activities:
Depreciation and amortization	2,904	5,329
Amortization of discount/premium on debt, net	382	721
Lennar Homebuilding equity in loss from unconsolidated entities	8,894	2,917
Distributions of earnings from Lennar Homebuilding unconsolidated entities	—	982
Rialto Investments equity in earnings from unconsolidated entities	(143)	—
Distributions of earnings from Rialto Investments unconsolidated entities	96	—
Share-based compensation expense	6,298	7,720
Gain on retirement of Lennar Homebuilding senior notes and other debt	(8,904)	—
Valuation adjustments and write-offs of option deposits and pre-acquisition costs	7,403	88,453
Changes in assets and liabilities:
Increase in restricted cash	(1,875)	(7,546)
Decrease in receivables	185,643	218,473
Increase in inventories, excluding valuation adjustments and write-offs of option deposits and pre-acquisition costs	(91,553)	(31,376)
Decrease in other assets	18,318	4,862
Decrease in Lennar Financial Services loans held-for-sale	41,783	36,830
Decrease in accounts payable and other liabilities	(72,357)	(89,507)

Net cash provided by operating activities	89,416	80,195

Cash flows from investing activities:
Increase in restricted cash related to cash collateralized letters of credit	(164,150)	—
Net (additions) disposals of operating properties and equipment	(1,920)	98
Investments in and contributions to Lennar Homebuilding unconsolidated entities	(15,816)	(51,765)
Distributions of capital from Lennar Homebuilding unconsolidated entities	9,542	2,036
Investments in and contributions to Rialto Investments unconsolidated entities	(41,315)	(9,874)
Investments in and contributions to Rialto Investments consolidated entities (net of $54,000 cash and cash equivalents consolidated)	(211,059)	—
Decrease in Lennar Financial Services loans held-for-investment	611	894
Purchases of investment securities	(202)	(72)
Proceeds from sales and maturities of investment securities	200	1,964

Net cash used in investing activities	(424,109)	(56,719)

Cash flows from financing activities:
Net borrowings (repayments) under Lennar Financial Services debt	(105,172)	4,554
Partial redemption of 5.125% senior notes due 2010	(38,275)	—
Proceeds from other borrowings	1,163	14,030
Principal payments on other borrowings	(45,118)	(20,020)
Exercise of land option contracts from an unconsolidated land investment venture	(16,070)	(3,768)
Receipts related to noncontrolling interests	5,127	3,376
Payments related to noncontrolling interests	(3,127)	(2,866)
Common stock:
Issuances	890	—
Repurchases	(1,573)	(686)
Dividends	(7,386)	(6,412)

Net cash used in financing activities	(209,541)	(11,792)

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows — (Continued)

(In thousands)

(unaudited)

	Three months ended February 28,
	2010	2009
Net (decrease) increase in cash and cash equivalents	$(544,234)	11,684
Cash and cash equivalents at beginning of period	1,457,438	1,203,422

Cash and cash equivalents at end of period	$913,204	1,215,106

Summary of cash and cash equivalents:
Lennar Homebuilding	$732,386	1,099,864
Lennar Financial Services	126,818	115,242
Rialto Investments	54,000	—

	$913,204	1,215,106

Supplemental disclosures of non-cash investing and financing activities:
Non-cash contributions to Lennar Homebuilding unconsolidated entities	$2,023	239
Purchases of inventories financed by sellers	$3,590	4,226
Consolidations of newly formed or previously unconsolidated entities, net:
Receivables	$—	6,958
Loans receivable	$1,217,294	—
Inventories	$8,517	46,890
Investments in unconsolidated entities	$—	(20,016)
Investments in consolidated entities	$(211,059)	—
Other assets	$18,268	451
Debts payable and other liabilities	$(635,432)	(34,412)
Noncontrolling interests	$(397,588)	129

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

(1) Basis of Presentation

Basis of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Lennar Corporation and all subsidiaries, partnerships and other entities in which Lennar Corporation has a controlling interest and VIEs (see Note 15) in which Lennar Corporation is deemed to be the primary beneficiary (the “Company”). The Company’s investments in both unconsolidated entities in which a significant, but less than controlling, interest is held and in VIEs in which the Company is not deemed to be the primary beneficiary, are accounted for by the equity method. All intercompany transactions and balances have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended November 30, 2009. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the accompanying condensed consolidated financial statements have been made.

The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The condensed consolidated statement of operations for the three months ended February 28, 2010 is not necessarily indicative of the results to be expected for the full year.

On December 1, 2009, the Company adopted certain provisions of ASC 810. As required by these provisions, the presentation of noncontrolling interests, previously referred to as minority interests, has been changed on the condensed consolidated balance sheets to be reflected as a component of total equity and on the condensed consolidated statements of operations to separately disclose the amount of net income (loss) attributable to Lennar and the noncontrolling interests. In addition, the Company has also presented the changes in equity attributable to both Lennar Corporation and the noncontrolling interests of its subsidiaries (see Note 4).

In addition, on December 1, 2009, the Company also adopted other provisions of ASC 810 that amended the consolidation guidance applicable to VIEs and the definition of a VIE, and requires enhanced disclosures to provide more information about an enterprise’s involvement in a VIE. ASC 810 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE. The adoption of these provisions resulted in certain additional disclosures and in the deconsolidation of certain option contracts totaling $75.5 million, previously included in the Company’s consolidated inventory not owned in its condensed consolidated balance sheets (see Note 15).

Reclassification

Certain prior year amounts in the condensed consolidated financial statements have been reclassified to conform with the 2010 presentation. These reclassifications had no impact on the Company’s results of operations. In the first quarter of 2009, the Company included other interest expense as a component of other income (expense), net in the condensed consolidated statements of operations. In 2010, the Company separately disclosed other interest expense in its condensed consolidated statements of operations and reclassified prior year amounts to conform with the 2010 presentation. In addition, as a result of the Company’s new reportable segment, Rialto Investments, the Company reclassified certain prior year amounts in the condensed consolidated financial statements to conform with the 2010 presentation.

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

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

(2) Operating and Reporting Segments

The Company’s operating segments are aggregated into reportable segments, based primarily upon similar economic characteristics, geography and product type. The Company’s reportable segments consist of:

(1)	Homebuilding East
(2)	Homebuilding Central
(3)	Homebuilding West
(4)	Homebuilding Houston
(5)	Lennar Financial Services
(6)	Rialto Investments

The Rialto Investments (“Rialto”) segment is a new reportable segment that meets the reportable segment criteria set forth in GAAP. All prior year segment information has been restated to conform with the 2010 presentation. The change had no effect on the Company’s condensed consolidated financial statements, except for certain reclassifications (see Note 1). The Rialto segment’s operations are focused on the acquisition and monetization of distressed real estate asset investments, asset management and workout strategies.

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

Other: Georgia, Illinois, Minnesota, North Carolina and South Carolina

(1)	Texas in the Central reportable segment excludes Houston, Texas, which is its own reportable segment.

Operations of the Lennar Financial Services segment include primarily mortgage financing, title insurance and closing services for both buyers of the Company’s homes and others. Substantially all of the loans the Lennar Financial Services segment originates are sold in the secondary mortgage market on a servicing released, non-recourse basis; although, the Company remains liable for certain limited representations and warranties related to loan sales. The Lennar Financial Services segment operates generally in the same states as the Company’s homebuilding operations, as well as in other states.

Operations of the Rialto segment include providing advisory services, due diligence, workout strategies, ongoing asset management services and the acquisition and monetization of distressed loans and securities portfolios.

Evaluation of segment performance is based primarily on operating earnings (loss) before income taxes. Operating earnings (loss) for the homebuilding segments consist of revenues generated from the sales of homes and land, equity in earnings (loss) from unconsolidated entities and other income (expense), net, less the cost of homes and land sold, selling, general and administrative expenses and other interest expense of the segment.

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

Lennar Financial Services operating earnings (loss) consist of revenues generated primarily from mortgage financing, title insurance and closing services, less the cost of such services and certain selling, general and administrative expenses incurred by the segment.

Rialto Investments operating loss consists of revenues generated primarily from sub-advisory services and equity in earnings (loss) from unconsolidated entities, less the costs incurred by the segment for providing such services.

Each reportable segment follows the same accounting policies described in Note 1 – “Summary of Significant Accounting Policies” to the consolidated financial statements in the Company’s 2009 Annual Report on Form 10-K. Operational results of each segment are not necessarily indicative of the results that would have occurred had the segment been an independent, stand-alone entity during the periods presented.

Financial information relating to the Company’s operations was as follows:

(In thousands)	February 28, 2010	November 30, 2009
Assets:
Homebuilding East	$1,464,884	1,469,671
Homebuilding Central	689,138	703,669
Homebuilding West	1,980,607	1,986,558
Homebuilding Houston	224,371	214,706
Homebuilding Other	751,838	756,068
Lennar Financial Services	445,734	557,550
Rialto Investments (1)	1,341,324	9,874
Corporate and unallocated	1,083,851	1,616,695

Total assets	$7,981,747	7,314,791

(1)	Consists primarily of assets of consolidated VIEs (see Note 8).

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

	Three Months Ended February 28,
(In thousands)	2010	2009
Revenues:
Homebuilding East	$142,060	180,698
Homebuilding Central	66,083	62,709
Homebuilding West	164,317	141,226
Homebuilding Houston	75,794	81,028
Homebuilding Other	72,522	63,373
Lennar Financial Services	53,365	64,029
Rialto Investments	301	—

Total revenues (1)	$574,442	593,063

Operating earnings (loss):
Homebuilding East	$20,523	(32,292)
Homebuilding Central	(7,247)	(26,646)
Homebuilding West	(7,892)	(59,330)
Homebuilding Houston	5,454	215
Homebuilding Other	(5,383)	(10,223)
Lennar Financial Services	(901)	492
Rialto Investments	(959)	(556)

Total operating earnings (loss)	3,595	(128,340)
Corporate and unallocated	(22,640)	(27,475)

Loss before income taxes	$(19,045)	(155,815)

(1)	Total revenues are net of sales incentives of $73.7 million ($37,100 per home delivered) for the three months ended February 28, 2010, compared to $107.9 million ($50,500 per home delivered) for the three months ended February 28, 2009.

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

Valuation adjustments and write-offs relating to the Company’s homebuilding operations were as follows:

	Three Months Ended
	February 28,
(In thousands)	2010	2009
Valuation adjustments to finished homes, CIP and land on which the Company intends to build homes:
East	$297	13,478
Central	1,099	8,081
West	689	18,398
Houston	60	146
Other	3,924	677

Total	6,069	40,780

Valuation adjustments to land the Company intends to sell or has sold to third parties:
East	—	139
Central	1,334	78

Total	1,334	217

Write-offs of option deposits and pre-acquisition costs:
East	—	5,780
Central	—	82
West	—	515
Houston	—	721
Other	—	3,133

Total	—	10,231

Company’s share of valuation adjustments related to assets of unconsolidated entities:
West	1,216	—

Total	1,216	—

Valuation adjustments to investments in unconsolidated entities:
East	—	2,566
Central	—	7,618
West	—	25,550
Other	—	1,491

Total	—	37,225

Write-offs of other receivables:
Other	1,518	—

Total	1,518	—

Total valuation adjustments and write-offs of option deposits and pre-acquisition costs and other receivables	$10,137	88,453

The Company recorded significantly lower valuation adjustments during the first quarter of 2010. Recent demand trends in the communities in which the Company is selling homes indicate that the market may be stabilizing and that homebuyers are more confident and are taking advantage of increased affordability resulting from lower home prices, historically low interest rates and government stimulus programs despite high unemployment rates, foreclosures and tightening credit standards. If these trends do not continue and there is further deterioration in the homebuilding market, it may cause additional pricing pressures and slower absorption. This may potentially lead to additional valuation adjustments in the future. In addition, market conditions may cause the Company to re-evaluate its strategy regarding certain assets that could result in further valuation adjustments and/or additional write-offs of option deposits and pre-acquisition costs due to abandonment of those option contracts.

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

(3) Lennar Homebuilding Investments in Unconsolidated Entities

Summarized condensed financial information on a combined 100% basis related to Lennar Homebuilding’s unconsolidated entities in which the Company has investments that are accounted for by the equity method was as follows:

Statements of Operations

	Three Months Ended
	February 28,
(In thousands)	2010	2009
Revenues	$56,755	65,783
Costs and expenses	79,180	115,198

Net loss of unconsolidated entities	$(22,425)	(49,415)

The Company’s share of net loss recognized	$(8,894)	(2,917)

Balance Sheets

	February 28,	November 30,
(Dollars in thousands)	2010	2009
Assets:
Cash and cash equivalents	$141,359	171,946
Inventories	3,623,934	3,628,491
Other assets	344,162	403,383

	$4,109,455	4,203,820

Liabilities and equity:
Accounts payable and other liabilities	$340,550	366,141
Debt	1,538,352	1,588,390
Equity of:
The Company	599,649	599,266
Others	1,630,904	1,650,023

Total equity of unconsolidated entities	2,230,553	2,249,289

	$4,109,455	4,203,820

The Company’s equity in its unconsolidated entities	27%	27%

In fiscal 2007, the Company sold a portfolio of land to a strategic land investment venture with Morgan Stanley Estate Fund II, L.P., an affiliate of Morgan Stanley & Co., Inc., in which the Company has a 20% ownership interest and 50% voting rights. Due to the Company’s continuing involvement, the transaction did not qualify as a sale by the Company under GAAP; thus, the inventory has remained on the Company’s condensed consolidated balance sheet in consolidated inventory not owned. As of February 28, 2010 and November 30, 2009, the portfolio of land (including land development costs) of $457.0 million and $477.9 million, respectively, is reflected as inventory in the summarized condensed financial information related to Lennar Homebuilding’s unconsolidated entities in which the Company has investments.

The Lennar Homebuilding unconsolidated entities in which the Company has investments usually finance their activities with a combination of partner equity and debt financing. In some instances, the Company and its partners have guaranteed debt of certain unconsolidated entities.

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

The summary of the Company’s net recourse exposure related to Lennar Homebuilding unconsolidated entities in which the Company has investments was as follows:

	February 28,	November 30,
(In thousands)	2010	2009
Several recourse debt – repayment	$37,351	42,691
Several recourse debt – maintenance	74,964	75,238
Joint and several recourse debt – repayment	85,428	85,799
Joint and several recourse debt – maintenance	81,592	81,592
Land seller debt and other debt recourse exposure	—	2,420

The Company’s maximum recourse exposure	279,335	287,740
Less: joint and several reimbursement agreements with the Company’s partners	(93,185)	(93,185)

The Company’s net recourse exposure	$186,150	194,555

During the three months ended February 28, 2010, the Company reduced its maximum recourse exposure related to indebtedness of Lennar Homebuilding unconsolidated entities by $8.4 million, of which $5.9 million was paid by the Company and $2.5 million primarily related to the assignment of the Company’s ownership interest in a Lennar Homebuilding unconsolidated entity, as well as the joint ventures selling inventory. As of February 28, 2010, the Company had $13.2 million of obligation guarantees recorded as a liability on its condensed consolidated balance sheet. The obligation guarantees are estimated based on current facts and circumstances and any unexpected changes may lead the Company to incur additional obligation guarantees in the future.

The recourse debt exposure in the previous table represents the Company’s maximum recourse exposure to loss from guarantees and does not take into account the underlying value of the collateral or the other assets of the borrowers that are available to repay the debt or to reimburse the Company for any payments on its guarantees. The Lennar Homebuilding unconsolidated entities that have recourse debt have a significant amount of assets and equity. The summarized balance sheets of Lennar Homebuilding’s unconsolidated entities with recourse debt were as follows:

	February 28,	November 30,
(In thousands)	2010	2009
Assets	$1,302,930	1,324,993
Liabilities	752,796	777,836
Equity	550,134	547,157

In addition, in most instances in which the Company has guaranteed debt of a Lennar Homebuilding unconsolidated entity, the Company’s partners have also guaranteed that debt and are required to contribute their share of the guarantee payment. Some of the Company’s guarantees are repayment guarantees and some are maintenance guarantees. In a repayment guarantee, the Company and its venture partners guarantee repayment of a portion or all of the debt in the event of a default before the lender would have to exercise its rights against the collateral. In the event of default, if the Company’s venture partner does not have adequate financial resources to meet its obligations under its reimbursement agreement, the Company may be liable for more than its proportionate share, up to its maximum exposure, which is the full amount covered by the joint and several guarantee. The maintenance guarantees only apply if the value of the collateral (generally land and improvements) is less than a specified percentage of the loan balance. If the Company is required to make a payment under a maintenance guarantee to bring the value of the collateral above the specified percentage of the loan balance, the payment would constitute a capital contribution or loan to the Lennar Homebuilding unconsolidated entity and increase the Company’s share of any funds the unconsolidated entity distributes.

In many of the loans to Lennar Homebuilding unconsolidated entities, the Company and its joint venture partners (or entities related to them) have been required to give guarantees of completion to the lenders. Those completion guarantees may require that the

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

guarantors complete the construction of the improvements for which the financing was obtained. If the construction was to be done in phases, very often the guarantee is to complete only the phases as to which construction has already commenced and for which loan proceeds were used. Under many of the completion guarantees, the guarantors are permitted, under certain circumstances, to use undisbursed loan proceeds to satisfy the completion obligations, and in many of those cases, the guarantors pay interest only on those funds, with no repayment of the principal of such funds required.

During the three months ended February 28, 2010, there were no payments under maintenance and completion guarantees and there were payments for loan repayments, including amounts paid under the Company’s repayment guarantees, of $5.9 million. During the three months ended February 28, 2009, there were no payments under maintenance guarantees, a payment of $5.6 million under a completion guarantee related to one joint venture and loan repayments, including amounts paid under the Company’s repayment guarantees, of $18.8 million. These guarantee payments are recorded primarily as contributions to the Company’s Lennar Homebuilding unconsolidated entities.

As of February 28, 2010, the fair values of the maintenance guarantees, completion guarantees and repayment guarantees were not material. The Company believes that as of February 28, 2010, in the event it becomes legally obligated to perform under a guarantee of the obligation of a Lennar Homebuilding unconsolidated entity due to a triggering event under a guarantee, most of the time the collateral should be sufficient to repay at least a significant portion of the obligation or the Company and its partners would contribute additional capital into the venture.

In certain instances, the Company has placed performance letters of credit and surety bonds with municipalities for its joint ventures (see Note 11).

The total debt of the Lennar Homebuilding unconsolidated entities in which the Company has investments was as follows:

	February 28,	November 30,
(In thousands)	2010	2009
The Company’s net recourse exposure	$186,150	194,555
Reimbursement agreements from partners	93,185	93,185

The Company’s maximum recourse exposure	$279,335	287,740

Non-recourse bank debt and other debt (partner’s share of several recourse)	$129,877	140,078
Non-recourse land seller debt or other debt	47,390	47,478
Non-recourse bank debt with completion guarantees	603,959	608,397
Non-recourse bank debt without completion guarantees	477,791	504,697

Non-recourse debt to the Company	1,259,017	1,300,650

Total debt	$1,538,352	1,588,390

The Company’s maximum recourse exposure as a % of total JV debt	18%	18%

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

(4) Equity and Comprehensive Loss

The following table reflects the changes in equity attributable to both Lennar Corporation and the noncontrolling interests of its consolidated subsidiaries in which it has less than a 100% ownership interest for both the three months ended February 28, 2010 and 2009:

		Stockholders’ Equity
	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Treasury Stock	Retained Earnings	Noncontrolling interests
(In thousands)
Balance at November 30, 2009	$2,588,014	16,515	3,296	2,208,934	(613,690)	828,424	144,535
Net loss (including net loss attributable to noncontrolling interests)	(7,473)	—	—	—	—	(6,523)	(950)
Employee stock and directors plans	1,305	8	1	2,869	(1,573)	—	—
Amortization of restricted stock	4,316	—	—	4,316	—	—	—
Cash dividends	(7,386)	—	—	—	—	(7,386)	—
Receipts related to noncontrolling interests	5,127	—	—	—	—	—	5,127
Payments related to noncontrolling interests	(3,127)	—	—	—	—	—	(3,127)
Rialto Investments non-cash consolidations	397,588	—	—	—	—	—	397,588

Balance at February 28, 2010	$2,978,364	16,523	3,297	2,216,119	(615,263)	814,515	543,173

		Stockholders’ Equity
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Treasury Stock	Retained Earnings	Noncontrolling interests
Balance at November 30, 2008	$2,788,753	14,050	3,296	1,944,626	(612,124)	1,273,159	165,746
Net loss (including net loss attributable to noncontrolling interests)	(157,663)	—	—	—	—	(155,929)	(1,734)
Employee stock and directors plans	1,978	—	—	2,664	(686)	—	—
Amortization of restricted stock	4,731	—	—	4,731	—	—	—
Cash dividends	(6,412)	—	—	—	—	(6,412)	—
Receipts related to noncontrolling interests	3,376	—	—	—	—	—	3,376
Payments related to noncontrolling interests	(2,866)	—	—	—	—	—	(2,866)
Non-cash activity related to noncontrolling interests	(250)	—	—	—	—	—	(250)

Balance at February 28, 2009	$2,631,647	14,050	3,296	1,952,021	(612,810)	1,110,818	164,272

The Company’s comprehensive loss for both the three months ended February 28, 2010 and 2009 was the same as its net loss (including net loss attributable to noncontrolling interests).

The Company has a stock repurchase program which permits the purchase of up to 20 million shares of its outstanding common stock. During the three months ended February 28, 2010 and 2009, there were no repurchases of common stock under the stock repurchase program. As of February 28, 2010, 6.2 million shares of common stock can be repurchased in the future under the program.

Treasury stock increased by 0.1 million common shares during the three months ended February 28, 2010 in connection with activity related primarily to the Company’s equity compensation plans.

(5) Income Taxes

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

Based upon all available evidence, during the first quarter of fiscal 2010, the Company recorded a valuation allowance of $2.8 million against the entire amount of deferred tax assets generated during that period. At February 28, 2010 and November 30, 2009, the Company’s deferred tax asset valuation allowance was $650.2 million and $647.4 million, respectively. In future periods, the allowance could be reduced based on sufficient evidence indicating that it is more likely than not that a portion or all of the Company’s deferred tax assets will be realized.

At February 28, 2010 and November 30, 2009, the Company had $69.8 million and $77.2 million of gross unrecognized tax benefits. During the three months ended February 28, 2010, total unrecognized tax benefits decreased by $7.4 million primarily as a result of a settlement with state taxing authorities. If the Company were to recognize these tax benefits, $47.7 million would affect the Company’s effective tax rate.

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

The Company expects the total amount of unrecognized tax benefits to decrease by $15.1 million within twelve months as a result of the settlement of certain tax accounting items with the IRS with respect to the prior examination cycle that carried over to the current years under examination, and as a result of the conclusion of examinations with a number of state taxing authorities. The majority of these items were previously recorded as deferred tax liabilities and the settlement will not affect the Company’s tax rate.

At February 28, 2010, the Company had $30.1 million accrued for interest and penalties, of which $0.3 million was recorded during the three months ended February 28, 2010. At November 30, 2009, the Company had $33.6 million accrued for interest and penalties.

The IRS is currently examining the Company’s federal income tax returns for fiscal years 2005 through 2009, and certain state taxing authorities are examining various fiscal years. The final outcome of these examinations is not yet determinable. The statute of limitations for the Company’s major tax jurisdictions remains open for examination for fiscal years 2003 and subsequent years.

Subsequent to February 28, 2010, the Company received a tax refund of $230.3 million.

(6) Loss Per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. As a result of the Company’s net loss during both the three months ended February 28, 2010 and 2009, the weighted average number of common shares outstanding used for calculating basic and diluted loss per share are the same because the inclusion of securities or other contracts to issue common stock would be anti-dilutive.

Effective December 1, 2009, the Company adopted certain provisions under ASC Topic 260, Earnings per Share. Under these provisions, all outstanding nonvested shares that contain non-forfeitable rights to dividends or dividend equivalents that participate in undistributed earnings with common stock are considered participating securities and, therefore, are included in computing earnings per share pursuant to the two-class method. The two class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and participation rights in undistributed earnings. The Company’s restricted common stock (“nonvested shares”) are considered participating securities. However, the nonvested shares were excluded from the calculation of the denominator for diluted loss per share because including them would be anti-dilutive due to the Company’s net loss during both the three months ended February 28, 2010 and 2009. The adoption of these provisions did not have a material impact to the Company’s basic and diluted loss per share.

Basic and diluted loss per share were calculated as follows:

	Three Months Ended
	February 28,
(In thousands, except per share amounts)	2010	2009
Net loss attributable to Lennar	$(6,523)	(155,929)
Less: distributed earnings allocated to nonvested shares	87	63

Numerator for basic and diluted loss per share – net loss attributable to common shareholders	$(6,610)	(155,992)

Denominator for basic and diluted loss per share – weighted average common shares outstanding	182,660	158,621

Basic and diluted loss per share	$(0.04)	(0.98)

Options to purchase 5.9 million and 8.0 million shares, respectively, of Class A and Class B common stock in total were outstanding and anti-dilutive for the three months ended February 28, 2010 and 2009.

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

(7) Lennar Financial Services Segment

The assets and liabilities related to the Lennar Financial Services segment were as follows:

	February 28,	November 30,
(In thousands)	2010	2009
Assets:
Cash and cash equivalents	$126,818	126,835
Restricted cash	28,394	25,646
Receivables, net (1)	54,259	123,967
Loans held-for-sale (2)	140,923	182,706
Loans held-for-investment, net	23,930	25,131
Investments held-to-maturity	2,514	2,512
Goodwill	34,046	34,046
Other (3)	34,850	36,707

	$445,734	557,550

Liabilities:
Notes and other debts payable	$112,385	217,557
Other (4)	186,737	197,329

	$299,122	414,886

(1)	Receivables, net primarily relate to loans sold to investors for which the Company had not yet been paid as of February 28, 2010 and November 30, 2009, respectively.
(2)	Loans held-for-sale relate to unsold loans carried at fair value.
(3)	Other assets include mortgage loan commitments of $3.6 million and $4.7 million, respectively, as of February 28, 2010 and November 30, 2009, carried at fair value.
(4)	Other liabilities include forward contracts of $2.0 million and $3.6 million, respectively, as of February 28, 2010 and November 30, 2009, carried at fair value.

At February 28, 2010, the Lennar Financial Services segment had two warehouse repurchase facilities that mature in June 2010 with a maximum aggregate commitment of $200 million and $100 million, respectively, and another warehouse repurchase facility that matures in July 2010 with a maximum aggregate commitment of $125 million. The maximum aggregate commitment under these facilities totaled $425 million.

The Lennar Financial Services segment uses these facilities to finance its lending activities until the mortgage loans are sold to investors and expects the facilities to be renewed or replaced with other facilities when they mature. Borrowings under the facilities were $112.3 million and $217.5 million, respectively, at February 28, 2010 and November 30, 2009 and were collateralized by mortgage loans and receivables on loans sold to investors but not yet paid for with outstanding principal balances of $164.0 million and $266.9 million, respectively, at February 28, 2010 and November 30, 2009. If the facilities are not renewed, the borrowings under the lines of credit will be paid off by selling the mortgage loans held-for-sale to investors and by collecting on receivables on loans sold but not yet paid. Without the facilities, the Lennar Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities.

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

(8) Rialto Investments Segment

The assets and liabilities related to the Rialto segment were as follows:

	February 28,	November 30,
(In thousands)	2010	2009
Assets:
Cash and cash equivalents	$54,000	—
Loans receivable	1,217,294	—
Investments in unconsolidated entities	51,232	9,874
Other	18,798	—

	$1,341,324	9,874

Liabilities:
Notes payable and other	$627,013	—

Rialto’s operating loss for the three months ended February 28, 2010 and 2009 was as follows:

	Three Months Ended
	February 28,
(In thousands)	2010	2009
Revenues	$301	—
Costs and expenses	1,403	556
Rialto Investments equity in earnings from unconsolidated entities	143	—

Operating loss	$(959)	(556)

In February 2010, the Rialto segment acquired indirectly 40% managing member equity interests in two limited liability companies (“LLCs”), in partnership with the Federal Deposit Insurance Corporation (“FDIC”), for approximately $243 million (net of transaction costs and a $22 million working capital reserve). The LLCs hold performing and non-performing loans formerly owned by 22 failed financial institutions. The approximate $3 billion unpaid principal balance of the loan portfolios consist of more than 5,500 distressed residential and commercial real estate loans and have an initial fair value of $1.2 billion. The FDIC retained a 60% equity interest in the LLCs and has provided $626.9 million of notes guaranteed by the FDIC with 0% interest, which are non-recourse to the Company. In accordance with GAAP, interest has not been imputed because the notes are with, and guaranteed by, a governmental agency. Additionally, if the LLCs meet certain internal rate of return and distribution thresholds, the Company’s equity interest in the LLCs could be reduced from 40% down to 30%, with a corresponding increase to the FDIC’s equity interest from 60% up to 70%.

The fair value of the acquired loans reflects the fair value of each of the assets as of the date of acquisition, February 9, 2010, which approximates the fair value as of February 28, 2010. However, the amount that the LLCs realize on these assets could differ materially from their carrying value, based on the sale of underlying collateral.

The Company consolidated the LLCs because the LLCs are variable interest entities and the Company was determined to be the primary beneficiary. The LLCs are considered VIEs due to the FDIC’s guarantee on the $626.9 million notes payable, as well as the Company’s $10 million guarantee of servicer performance. The Company was determined to be the primary beneficiary because it has the power to direct the activities of the LLCs that most significantly impact the LLCs’ performance through its management and servicer contracts. At February 28, 2010, these consolidated LLCs had total combined assets and liabilities of $1.3 billion and $0.6 billion, respectively.

In addition, an affiliate in the Rialto segment is a sub-advisor to the AllianceBernstein L.P. (“AB”) fund formed under the Federal government’s Public-Private Investment Program (“PPIP”) to purchase real estate related securities from banks and other financial institutions. The sub-advisor receives management fees for sub-advisory services. The Company committed to invest $75 million of the total equity commitments of approximately $1.1 billion made by private investors in this fund, and the U.S. Treasury has committed to a matching amount of approximately $1.1 billion of equity in the fund, as well as agreed to

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

extend up to approximately $2.2 billion of financing. During the three months ended February 28, 2010, the Company invested $41.3 million in the AB PPIP fund. As of February 28, 2010, the Company’s investment in the AB PPIP fund was $42.2 million. Management fee income related to the sub-advisory services was $0.3 million during the three months ended February 28, 2010.

A subsidiary in the Rialto segment also has a $9.0 million investment in a service and infrastructure provider to the residential home loan market (the “Servicer”), which will provide services to the LLCs.

Summarized condensed financial information on a combined 100% basis related to Rialto’s investments in unconsolidated entities in which Rialto has investments that are accounted for by the equity method as of February 28, 2010 was as follows:

Balance Sheets

	February 28,	November 30,
(In thousands)	2010	2009 (1)
Assets:
Cash and cash equivalents	$2,229	2,229
Investment securities	1,507,598	—
Other assets	396,520	179,985

	$1,906,347	182,214

Liabilities and equity:
Accounts payable and other liabilities	$266,573	58,209
Partner loans	135,570	135,570
Debt	848,000	—
Equity of:
Rialto Investments	51,232	9,874
Others	604,972	(21,439)

Total equity of unconsolidated entities	656,204	(11,565)

	$1,906,347	182,214

(1)	Amounts included as of November 30, 2009 relate only to the Servicer because the Company did not invest in the AB PPIP fund until December 2009.

Statements of Operations

	Three Months Ended
	February 28,
(In thousands)	2010	2009
Revenues	$84,187	4,794
Costs and expenses	89,450	8,456

Net loss of unconsolidated entities	$(5,263)	(3,662)

Rialto Investments’ share of net earnings (loss) recognized	$143	—

(9) Lennar Homebuilding Cash and Cash Equivalents

Cash and cash equivalents as of February 28, 2010 and November 30, 2009 included $2.3 million and $5.8 million, respectively, of cash held in escrow for approximately three days.

(10) Lennar Homebuilding Restricted Cash

Restricted cash consists primarily of $164.2 million of cash used to collateralize letters of credit. Restricted cash also includes customer deposits on home sales held in restricted accounts until title transfers to the homebuyer, as required by the state and local governments in which the homes were sold.

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

(11) Lennar Homebuilding Senior Notes and Other Debts Payable

(Dollars in thousands)	February 28, 2010	November 30, 2009
5.125% senior notes due 2010	$212,676	249,955
5.95% senior notes due 2011	244,780	244,727
5.95% senior notes due 2013	347,471	347,471
5.50% senior notes due 2014	248,365	248,365
5.60% senior notes due 2015	501,321	501,424
6.50% senior notes due 2016	249,774	249,760
12.25% senior notes due 2017	392,726	392,392
Mortgage notes on land and other debt	485,815	527,258

	$2,682,928	2,761,352

In February 2010, the Company terminated its $1.1 billion senior unsecured revolving credit facility (the “Credit Facility”). The Company had no outstanding borrowings under the Credit Facility as it was only being used to issue letters of credit. The Company entered into cash-collateralized letter of credit agreements with two banks with a capacity totaling $225 million. As of February 28, 2010, the Company had $162.7 million of cash-collateralized letters of credit.

The Company’s performance letters of credit outstanding were $86.6 million and $97.7 million, respectively, at February 28, 2010 and November 30, 2009. The Company’s financial letters of credit outstanding were $211.9 million and $205.4 million, respectively, at February 28, 2010 and November 30, 2009. Performance letters of credit are generally posted with regulatory bodies to guarantee the Company’s performance of certain development and construction activities, and financial letters of credit are generally posted in lieu of cash deposits on option contracts and for insurance risks, credit enhancements and as other collateral. Additionally, at February 28, 2010, the Company had outstanding performance and surety bonds related to site improvements at various projects (including certain projects of the Company’s joint ventures) of $772.5 million. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all development and construction activities are completed. As of February 28, 2010, there were approximately $312.8 million, or 40%, of costs to complete related to these site improvements. The Company does not presently anticipate any draws upon these bonds, but if such draws occur, the Company does not believe they would have a material effect on its financial position, results of operations or cash flows.

During the first quarter of 2010, the Company redeemed $37.3 million of its 5.125% senior notes due October 2010. In addition, during the first quarter of 2010, the Company retired $53.2 million of mortgage notes on land and other debt, resulting in a pre-tax gain of $9.3 million.

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

(12) Product Warranty

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

	Three Months Ended
	February 28,
(In thousands)	2010	2009
Warranty reserve, beginning of period	$157,896	129,449
Warranties issued during the period	5,139	5,393
Adjustments to pre-existing warranties from changes in estimates	(902)	19,074
Payments	(20,308)	(14,220)

Warranty reserve, end of period	$141,825	139,696

As of February 28, 2010, the Company identified approximately 750 homes delivered in Florida primarily during its 2006 and 2007 fiscal years that are confirmed to have defective Chinese drywall and resulting damage. This represents a small percentage of homes the Company delivered in Florida (3.7%) and nationally (0.9%) during those fiscal years in the aggregate. Defective Chinese drywall appears to be an industry-wide issue as other homebuilders have publicly disclosed that they are experiencing similar issues with defective Chinese drywall.

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

Through February 28, 2010, the Company has accrued $80.7 million of warranty reserves related to homes confirmed as having defective Chinese drywall, as well as an estimate for homes not yet inspected that may contain Chinese drywall. No additional amount was accrued during the three months ended February 28, 2010. As of February 28, 2010, the warranty reserve, net of payments, was $47.3 million. During the three months ended February 28, 2010, the Company received a $20 million payment related to its receivable for covered damages under its insurance coverage relative to the costs it has incurred and expects to incur remedying the homes confirmed and estimated to have defective Chinese drywall and resulting damage. As of February 28, 2010, the Company’s insurance receivable for covered damages under its insurance coverage was $21.6 million. The Company is also seeking reimbursement from its subcontractors, insurers and others for costs the Company has incurred or expects to incur to investigate and repair defective Chinese drywall and resulting damage.

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

(13) Share-Based Payment

During the three months ended February 28, 2010 and 2009, compensation expense related to the Company’s share-based payment awards was as follows:

	Three Months Ended
	February 28,
(In thousands)	2010	2009
Stock options	$1,982	2,989
Nonvested shares	4,316	4,731

Total compensation expense for share-based awards	$6,298	7,720

During the three months ended February 28, 2010 and 2009, the Company did not grant any stock options or nonvested shares.

(14) Financial Instruments

The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at February 28, 2010 and November 30, 2009, using available market information and what the Company believes to be appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies might have a material effect on the estimated fair value amounts. The table excludes cash and cash equivalents, restricted cash, receivables, net, income tax receivables and accounts payable, which had fair values approximating their carrying amounts due to the short maturities of these instruments.

	February 28, 2010		November 30, 2009
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
ASSETS
Rialto Investments:
Loans receivable	$1,217,294	1,217,294	—	—
Lennar Financial Services:
Loans held-for-investment, net	$23,930	25,332	25,131	26,818
Investments held-to-maturity	$2,514	2,525	2,512	2,529
LIABILITIES
Lennar Homebuilding:
Senior notes and other debts payable	$2,682,928	2,718,060	2,761,352	2,754,737
Rialto Investments:
Notes payable	$626,906	572,717	—	—
Lennar Financial Services:
Notes and other debts payable	$112,385	112,385	217,557	217,557

The following methods and assumptions are used by the Company in estimating fair values:

Lennar Homebuilding—For senior notes and other debts payable, the fair value of fixed-rate borrowings is based on quoted market prices. The Company’s variable-rate borrowings are tied to market indices and approximate fair value due to the short maturities associated with the majority of the instruments.

Rialto Investments—The fair values for loans receivable reflects the fair value of each of the assets as of the date of acquisition, February 9, 2010, which approximates fair value as of February 28, 2010. For notes payable, the fair value of the fixed rate borrowing was calculated based on a 5-year treasury yield as of February 28, 2010.

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

Lennar Financial Services—The fair values above are based on quoted market prices, if available. The fair values for instruments that do not have quoted market prices are estimated by management on the basis of discounted cash flows or other financial information.

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

The Company’s financial instruments measured at fair value at February 28, 2010 on a recurring basis are all within the Lennar Financial Services segment and are summarized below:

Financial Instruments	Fair Value Hierarchy	Fair Value at February 28, 2010
(In thousands)
Loans held-for-sale (1)	Level 2	$140,923
Mortgage loan commitments	Level 2	$3,562
Forward contracts	Level 2	$(1,968)

(1)	The aggregate fair value of loans held-for-sale of $140.9 million exceeds its aggregate principal balance of $136.8 million by $4.1 million.

(15) Consolidation of Variable Interest Entities

GAAP requires the consolidation of VIEs in which an enterprise has a controlling financial interest. A controlling financial interest will have both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the VIEs economic performance and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

The Company’s variable interest in VIEs may be in the form of (1) equity ownership, (2) contracts to purchase assets, (3) management and development agreements between the Company and a VIE, (4) loans provided by the Company to a VIE or other partner and/or (5) guarantees provided by members to banks and other third parties. The Company examines specific criteria and uses its judgment when determining if the Company is the primary beneficiary of a VIE. Factors considered in determining whether the Company is the primary beneficiary include risk and reward sharing, experience and financial condition of other partner(s), voting rights, involvement in day-to-day capital and operating decisions, representation on a VIE’s executive committee, existence of unilateral kick-out rights or voting rights, level of economic disproportionality between the Company and the other partner(s) and contracts to purchase assets from VIEs.

Generally, all major decision making in the Company’s joint ventures is shared between all partners. In particular, business plans and budgets are generally required to be unanimously approved by all partners. Usually, management and other fees earned by the Company are nominal and believed to be at market and there is no significant economic disproportionality between the Company and other partners. Generally, the Company purchases less than a majority of the JV’s assets and the purchase prices under the Company’s option contracts are believed to be at market.

Generally, Lennar Homebuilding unconsolidated entities become VIEs and consolidate when the other partner(s) lack the intent and financial wherewithal to remain in the entity. As a result, the Company continues to fund operations and debt paydowns through partner loans or substituted capital contributions.

At February 28, 2010, the Company had investments in and advances to unconsolidated entities established to acquire and develop land for sale to the Company in connection with its homebuilding operations, for sale to third parties or for the construction of homes for sale to third-party homebuyers. The

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

Company evaluated all agreements as of February 28, 2010. Due to the Company’s evaluation, there were no material entities that consolidated during the three months ended February 28, 2010, except for the FDIC’s LLCs. These LLCs are considered VIEs due to FDIC’s guarantee on the $626.9 million notes payable, as well as the Company’s $10 million guarantee of servicer performance. In addition, the Company was determined to be the primary beneficiary because it has the power to direct the activities of the LLCs that most significantly impact the LLCs’ performance through its management and servicer contracts. During the three months ended February 28, 2010, there were no VIEs that were deconsolidated.

At February 28, 2010 and November 30, 2009, the Company’s recorded investments in Lennar Homebuilding unconsolidated entities were $599.6 million and $599.3 million, respectively.

Consolidated VIEs

As of February 28, 2010, the carrying amount of the VIEs’ assets and non-recourse liabilities that consolidated were $2,108.5 million and $885.9 million, respectively. Those assets are owned by, and those liabilities are obligations of, the VIEs, not the Company.

A VIE’s assets can only be used to settle obligations of a VIE. The VIEs are not guarantors of Company’s senior notes and other debts payable. In addition, the assets held by a VIE usually are collateral for that VIE’s debt. The Company and other partners do not generally have an obligation to make capital contributions to a VIE unless the Company and/or the other partner(s) have entered into debt guarantees with a VIE’s banks. Other than debt guarantee agreements with a VIE’s banks, there are no liquidity arrangements or agreements to fund capital or purchase assets that could require the Company to provide financial support to a VIE. While the Company has option contracts to purchase land from certain of its VIEs, the Company is not required to purchase the asset and could walk away from the contract.

Unconsolidated VIEs

At February 28, 2010 and November 30, 2009, the Company’s recorded investment in VIEs that are unconsolidated and its estimated maximum exposure to loss were as follows:

As of February 28, 2010

(In thousands)	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss
Lennar Homebuilding (1)	$83,956	83,956
Rialto Investments (2)	51,232	85,092

Total	$135,188	169,048

As of November 30, 2009

(In thousands)	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss
Lennar Homebuilding (1)	$84,352	84,352
Rialto Investments	9,874	9,874

Total	$94,226	94,226

(1)	For Lennar Homebuilding’s investment in unconsolidated VIEs, the maximum exposure to loss is limited to its investment in the unconsolidated VIEs because there are no commitments to fund capital and the unconsolidated VIEs’ debt is non-recourse to the Company.
(2)	For Rialto’s investment in unconsolidated VIEs, the Company made a $75 million commitment to fund capital in the AB PPIP fund. As of February 28, 2010, the Company had contributed $41.3 million of the $75 million commitment and it cannot walk away from its commitment to fund capital. Therefore, as of February 28, 2010, the maximum exposure to loss for Rialto’s unconsolidated VIEs was $33.9 million higher than the carrying amount of its investment.

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

While these entities are VIEs, the Company has determined that the power to direct the activities of the VIEs that most significantly impact the VIEs’ economic performance is shared. While the Company generally manages the day-to-day operations of the VIEs, the VIEs have an executive committee made up of representatives from each partner. The members of the executive committee have equal vote and major decisions require unanimous consent and approval from all members. The Company does not have the unilateral ability to exercise participating voting rights without partner consent. Furthermore, the Company’s economic interest is not significantly disproportionate to the point where it would indicate that the Company has the power to direct these activities.

The Company and other partners do not generally have an obligation to make capital contributions to the VIEs, except for the Company’s $33.7 million remaining commitment to the AB PPIP fund. The Company and the other partners did not guarantee any debt of these unconsolidated VIEs. There are no liquidity arrangements or agreements to fund capital or purchase assets that could require the Company to provide financial support to the VIEs. While the Company has option contracts to purchase land from certain of its unconsolidated VIEs, the Company is not required to purchase the asset and could walk away from the contract.

Option Contracts

The Company has access to land through option contracts, which generally enables it to control portions of properties owned by third parties (including land funds) and unconsolidated entities until the Company has determined whether to exercise the option.

A majority of the Company’s option contracts require a non-refundable cash deposit or irrevocable letter of credit based on a percentage of the purchase price of the land. The Company’s option contracts sometimes include price adjustment provisions, which adjust the purchase price of the land to its approximate fair value at the time of acquisition or are based on the fair value at the time of takedown.

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

The Company evaluates all option contracts for land to determine whether it is the primary beneficiary of certain of these option contracts. Although the Company does not have legal title to the optioned land, if the Company is deemed to be the primary beneficiary, it is required to consolidate the land under option at the purchase price of the optioned land. During the three months ended February 28, 2010, the effect of consolidation of these option contracts was an increase of $0.3 million to consolidated inventory not owned with a corresponding increase to liabilities related to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of February 28, 2010. This increase was offset by the Company exercising its options to acquire land under certain contracts previously consolidated and the deconsolidation

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

of certain option contracts totaling $75.5 million related to the adoption of certain new provisions of ASC 810, resulting in a net decrease in consolidated inventory not owned of $99.3 million for the three months ended February 28, 2010. To reflect the purchase price of the inventory consolidated, the Company reclassified $0.4 million of related option deposits from land under development to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of February 28, 2010. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and the Company’s cash deposits.

The Company’s exposure to loss related to its option contracts with third parties and unconsolidated entities consisted of its non-refundable option deposits and pre-acquisition costs totaling $127.2 million and $127.4 million, respectively, at February 28, 2010 and November 30, 2009. Additionally, the Company had posted $52.3 million and $58.2 million, respectively, of letters of credit in lieu of cash deposits under certain option contracts as of February 28, 2010 and November 30, 2009.

(16) New Accounting Pronouncements

In December 2007, the FASB updated certain provisions of ASC Topic 805, Business Combinations, (“ASC 805”). These provisions broaden the guidance of ASC 805, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition requirement of assets acquired, liabilities assumed and interests transferred as a result of business combinations. ASC 805 expands on required disclosures to improve the financial statement users’ abilities to evaluate the nature and financial effects of business combinations. ASC 805 was effective for business combinations that close on or after December 1, 2009. The adoption of these new provisions did not have a material effect on the Company’s condensed consolidated financial statements.

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

(17) Supplemental Financial Information

The indentures governing the principal amounts of the Company’s 5.125% senior notes due 2010, 5.95% senior notes due 2011, 5.95% senior notes due 2013, 5.50% senior notes due 2014, 5.60% senior notes due 2015, 6.50% senior notes due 2016 and 12.25% senior notes due 2017 require that, if any of the Company’s subsidiaries directly or indirectly guarantee at least $75 million principal amount of debt of Lennar Corporation, those subsidiaries must also guarantee Lennar Corporation’s obligations with regard to its senior notes. Until recently, the Company had a Credit Facility that required that substantially all of the Company’s subsidiaries guarantee Lennar Corporation’s obligations under the Credit Facility, and therefore, those subsidiaries also guaranteed the Company’s obligations with regard to its senior notes. The Company recently terminated the Credit Facility and therefore there are no guarantors of Lennar Corporation’s obligations with regard to its senior notes. The entities referred to as “guarantors” in the following tables are subsidiaries that would have been guarantors if the Credit Facility were still in effect. Supplemental financial information for the guarantors is presented as follows:

Condensed Consolidating Balance Sheet

February 28, 2010

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Lennar Homebuilding:
Cash and cash equivalents, restricted cash, receivables, net and income tax receivables	$1,027,543	163,375	54,432	—	1,245,350
Inventories	—	3,527,310	573,706	—	4,101,016
Investments in unconsolidated entities	—	564,222	35,427	—	599,649
Other assets	38,877	54,461	155,336	—	248,674
Investments in subsidiaries	3,362,294	805,174	—	(4,167,468)	—

	4,428,714	5,114,542	818,901	(4,167,468)	6,194,689
Rialto Investments	51,771	—	1,289,553	—	1,341,324
Lennar Financial Services	—	149,907	295,827	—	445,734

Total assets	$4,480,485	5,264,449	2,404,281	(4,167,468)	7,981,747

LIABILITIES AND EQUITY
Lennar Homebuilding:
Accounts payable and other liabilities	$219,509	682,302	68,299	—	970,110
Liabilities related to consolidated inventory not owned	—	424,210	—	—	424,210
Senior notes and other debts payable	2,197,113	198,691	287,124	—	2,682,928
Intercompany	(371,435)	540,831	(169,396)	—	—

	2,045,187	1,846,034	186,027	—	4,077,248
Rialto Investments	107	—	626,906	—	627,013
Lennar Financial Services	—	56,121	243,001	—	299,122

Total liabilities	2,045,294	1,902,155	1,055,934	—	5,003,383
Stockholders’ equity	2,435,191	3,362,294	805,174	(4,167,468)	2,435,191
Noncontrolling interests	—	—	543,173	—	543,173

Total equity	2,435,191	3,362,294	1,348,347	(4,167,468)	2,978,364

Total liabilities and equity	$4,480,485	5,264,449	2,404,281	(4,167,468)	7,981,747

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

(17) Supplemental Financial Information – (Continued)

Condensed Consolidating Balance Sheet

November 30, 2009

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Lennar Homebuilding:
Cash and cash equivalents, restricted cash, receivables, net and income tax receivables	$1,564,529	198,524	33,256	—	1,796,309
Inventories	—	3,493,784	594,205	—	4,087,989
Investments in unconsolidated entities	—	563,984	35,282	—	599,266
Other assets	44,232	63,040	156,531	—	263,803
Investments in subsidiaries	3,389,625	522,148	—	(3,911,773)	—

	4,998,386	4,841,480	819,274	(3,911,773)	6,747,367
Rialto Investments	9,874	—	—	—	9,874
Lennar Financial Services	—	153,545	404,005	—	557,550

Total assets	$5,008,260	4,995,025	1,223,279	(3,911,773)	7,314,791

LIABILITIES AND EQUITY
Lennar Homebuilding:
Accounts payable and other liabilities	$246,501	702,091	83,588	—	1,032,180
Liabilities related to consolidated inventory not owned	—	518,359	—	—	518,359
Senior notes and other debts payable	2,234,093	223,545	303,714	—	2,761,352
Intercompany	84,187	102,454	(186,641)	—	—

	2,564,781	1,546,449	200,661	—	4,311,891
Rialto Investments	—	—	—	—	—
Lennar Financial Services	—	58,951	355,935	—	414,886

Total liabilities	2,564,781	1,605,400	556,596	—	4,726,777
Stockholders’ equity	2,443,479	3,389,625	522,148	(3,911,773)	2,443,479
Noncontrolling interests	—	—	144,535	—	144,535

Total equity	2,443,479	3,389,625	666,683	(3,911,773)	2,588,014

Total liabilities and equity	$5,008,260	4,995,025	1,223,279	(3,911,773)	7,314,791

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

(17) Supplemental Financial Information – (Continued)

Condensed Consolidating Statement of Operations

Three Months Ended February 28, 2010

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Lennar Homebuilding	$—	507,747	13,029	—	520,776
Lennar Financial Services	—	32,062	35,761	(14,458)	53,365
Rialto Investments	301	—	—	—	301

Total revenues	301	539,809	48,790	(14,458)	574,442

Costs and expenses:
Lennar Homebuilding	—	484,058	19,893	(1,986)	501,965
Lennar Financial Services	—	35,200	30,215	(11,149)	54,266
Rialto Investments	1,403	—	—	—	1,403
Corporate general and administrative	21,431	—	—	1,209	22,640

Total costs and expenses	22,834	519,258	50,108	(11,926)	580,274

Lennar Homebuilding equity in loss from unconsolidated entities	—	(8,875)	(19)	—	(8,894)
Other income, net	9,242	14,194	—	(9,233)	14,203
Other interest expense	(11,765)	(18,665)	—	11,765	(18,665)
Rialto Investments equity in earnings from unconsolidated entities	143	—	—	—	143

Earnings (loss) before income taxes	(24,913)	7,205	(1,337)	—	(19,045)
Benefit (provision) for income taxes	15,873	(4,608)	307	—	11,572
Equity in earnings (loss) from subsidiaries	2,517	(80)	—	(2,437)	—

Net earnings (loss) (including net loss attributable to noncontrolling interests)	(6,523)	2,517	(1,030)	(2,437)	(7,473)
Less: Net loss attributable to noncontrolling interests	—	—	(950)	—	(950)

Net earnings (loss) attributable to Lennar	$(6,523)	2,517	(80)	(2,437)	(6,523)

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

(17) Supplemental Financial Information – (Continued)

Condensed Consolidating Statement of Operations

Three Months Ended February 28, 2009

	Lennar	Guarantor	Non-Guarantor
(In thousands)	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues:
Lennar Homebuilding	$—	518,623	10,411	—	529,034
Lennar Financial Services	—	34,786	44,772	(15,529)	64,029

Total revenues	—	553,409	55,183	(15,529)	593,063

Costs and expenses:
Lennar Homebuilding	—	605,202	14,480	(13,123)	606,559
Lennar Financial Services	—	31,423	33,119	(1,005)	63,537
Rialto Investments	556	—	—	—	556
Corporate general and administrative	25,727	—	—	1,748	27,475

Total costs and expenses	26,283	636,625	47,599	(12,380)	698,127

Lennar Homebuilding equity in loss from unconsolidated entities	—	(2,917)	—	—	(2,917)
Other income (expense), net	8,780	(35,969)	—	(8,616)	(35,805)
Other interest expense	(11,765)	(12,029)	—	11,765	(12,029)

Earnings (loss) before income taxes	(29,268)	(134,131)	7,584	—	(155,815)
(Provision) benefit for income taxes	3,140	(1,610)	(3,378)	—	(1,848)
Equity in earnings (loss) from subsidiaries	(129,801)	5,940	—	123,861	—

Net earnings (loss) (including net loss attributable to noncontrolling interests)	(155,929)	(129,801)	4,206	123,861	(157,663)
Less: Net loss attributable to noncontrolling interests	—	—	(1,734)	—	(1,734)

Net earnings (loss) attributable to Lennar	$(155,929)	(129,801)	5,940	123,861	(155,929)

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

(17) Supplemental Financial Information – (Continued)

Condensed Consolidating Statement of Cash Flows

Three Months Ended February 28, 2010

	Lennar	Guarantor	Non-Guarantor
(Dollars in thousands)	Corporation	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows from operating activities:
Net earnings (loss) (including net loss attributable to noncontrolling interests)	$(6,523)	2,517	(1,030)	(2,437)	(7,473)
Adjustments to reconcile net earnings (loss) (including net loss attributable to noncontrolling interests) to net cash provided by (used in) operating activities	69,607	(85,644)	110,489	2,437	96,889

Net cash provided by (used in) operating activities	63,084	(83,127)	109,459	—	89,416

Cash flows from investing activities:
Increase in restricted cash related to cash collateralized letters of credit	(164,150)	—	—	—	(164,150)
Increase in investments in unconsolidated entities, net	—	(6,010)	(264)	—	(6,274)
Investments in and contributions to Rialto Investments unconsolidated entities	(41,315)	—	—	—	(41,315)
Investments in and contributions to Rialto Investments consolidated entities (net of $54,000 cash and cash equivalents consolidated)	(265,059)	—	54,000	—	(211,059)
Other	(594)	(566)	(151)	—	(1,311)

Net cash provided by (used in) investing activities	(471,118)	(6,576)	53,585	—	(424,109)

Cash flows from financing activities:
Net repayments under Lennar Financial Services debt	—	(11)	(105,161)	—	(105,172)
Partial redemption of 5.125% senior notes due 2010	(38,275)	—	—	—	(38,275)
Net repayments on other borrowings	—	(25,191)	(18,764)	—	(43,955)
Exercise of land option contracts from an unconsolidated land investment venture	—	(16,070)	—	—	(16,070)
Net receipts related to noncontrolling interests	—	—	2,000	—	2,000
Common stock:
Issuances	890	—	—	—	890
Repurchases	(1,573)	—	—	—	(1,573)
Dividends	(7,386)	—	—	—	(7,386)
Intercompany	(154,039)	117,584	36,455	—	—

Net cash provided by (used in) financing activities	(200,383)	76,312	(85,470)	—	(209,541)

Net increase (decrease) in cash and cash equivalents	(608,417)	(13,391)	77,574	—	(544,234)
Cash and cash equivalents at beginning of period	1,223,169	154,313	79,956	—	1,457,438

Cash and cash equivalents at end of period	$614,752	140,922	157,530	—	913,204

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

(17) Supplemental Financial Information – (Continued)

Condensed Consolidating Statement of Cash Flows

Three Months Ended February 28, 2009

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

Cash flows from operating activities:
Net earnings (loss) (including net loss attributable to noncontrolling interests)	$(155,929)	(129,801)	4,206	123,861	(157,663)
Adjustments to reconcile net earnings (loss) (including net loss attributable to noncontrolling interests) to net cash provided by (used in) operating activities	226,078	221,136	(85,495)	(123,861)	237,858

Net cash provided by (used in) operating activities	70,149	91,335	(81,289)	—	80,195

Cash flows from investing activities:
Increase in investments in unconsolidated entities, net	—	(49,729)	—	—	(49,729)
Investments in and contributions to Rialto Investments unconsolidated entities	(9,874)	—	—	—	(9,874)
Other	(25)	2,054	855	—	2,884

Net cash provided by (used in) investing activities	(9,899)	(47,675)	855	—	(56,719)

Cash flows from financing activities:
Net borrowings (repayments) under Lennar Financial Services debt	—	(24)	4,578	—	4,554
Net borrowings (repayments) on other borrowings	—	4,770	(10,760)	—	(5,990)
Exercise of land option contracts from an unconsolidated land investment venture	—	(3,768)	—	—	(3,768)
Net receipts related to noncontrolling interests	—	—	510	—	510
Common stock:
Repurchases	(686)	—	—	—	(686)
Dividends	(6,412)	—	—	—	(6,412)
Intercompany	(34,028)	(48,394)	82,422	—	—

Net cash provided by (used in) financing activities	(41,126)	(47,416)	76,750	—	(11,792)

Net increase (decrease) in cash and cash equivalents	19,124	(3,756)	(3,684)	—	11,684
Cash and cash equivalents at beginning of period	1,007,594	125,437	70,391	—	1,203,422

Cash and cash equivalents at end of period	$1,026,718	121,681	66,707	—	1,215,106

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included under Item 1 of this Report and our audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for our fiscal year ended November 30, 2009.

Some of the statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Quarterly Report on Form 10-Q, are “forward-looking statements,” as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include statements regarding our business, financial condition, results of operations, cash flows, strategies and prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those described under the caption “Risk Factors” included in Item 1A of our Annual Report on Form 10-K for our fiscal year ended November 30, 2009. We do not undertake any obligation to update forward-looking statements, except as required by Federal securities laws.

Outlook

In the first quarter of 2010, we experienced improved traffic levels, higher backlog, lower cancellation rates and reduced sales incentives. This leads us to believe that potential homebuyers are more confident and recognize the increased affordability of homeownership.

As we strategically position ourselves in an effort to return to profitability in 2010, our core business continues to improve. Our focus on reducing construction costs combined with lower sales incentives led to gross margin on homes sales improving to 19.2% from 6.5% last year. Additionally, our right-sizing of the business resulted in a 360 basis point improvement in S,G&A expenses as a percentage of home sales to 15.8%, compared to last year. This operational focus allowed us to generate a 3.4% operating margin, which is our highest operating margin in four years.

As the results from our core business have improved and our balance sheet liquidity has strengthened, we are well positioned to invest in new opportunities as noted by our first quarter investments. Our new reportable segment, Rialto Investments, partnered with the Federal Deposit Insurance Corporation (“FDIC”) to own portfolios of distressed real estate loans and will manage, work through and add value to these portfolios. Rialto Investments also invested in a fund formed under the Federal government’s Public-Private Investment Program (“PPIP”), which is focused on acquiring securities backed by real estate loans. In addition to the investments made by our new reportable segment, our homebuilding operations acquired access to well-located homesites through strategic land deals.

While it is difficult to predict the potential negative impact from the elimination of the federal homebuyer tax credit, we believe that consumer confidence and current affordability will offset this impact over time. Despite recent increases in material costs, we believe that our core business will continue to improve as we deliver homes from our recent strategic land acquisitions, volume levels increase and sales incentives decrease as the recovery of the housing market continues. We are also optimistic that our recent strategic investments entered into by our Rialto Investments segment will create significant long-term value for our shareholders.

(1) Results of Operations

Overview

We historically have experienced, and expect to continue to experience, variability in quarterly results. Our results of operations for the three months ended February 28, 2010 are not necessarily indicative of the results to be expected for the full year.

Our net loss attributable to Lennar was $6.5 million, or $0.04 per basic and diluted share, in the first quarter of 2010, compared to a net loss attributable to Lennar of $155.9 million, or $0.98 per basic and diluted share, in the first quarter of 2009. The decrease in net loss attributable to Lennar in the first quarter of 2010, compared to the first quarter of 2009, was due to reduced construction costs, lower S,G&A expenses and improving market conditions in certain markets in which we operate, which resulted in a lower cancellation rate and reduced sales incentives. Gross margin percentage on home sales improved compared to last year, primarily due to a reduction of valuation adjustments, which were not material in the first quarter of 2010, and reduced sales incentives offered to homebuyers as a percentage of revenues from home sales.

Financial information relating to our operations was as follows:

	Three Months Ended February 28,
(In thousands)	2010	2009
Lennar Homebuilding revenues:
Sales of homes	$513,348	522,758
Sales of land	7,428	6,276

Total Lennar Homebuilding revenues	520,776	529,034

Lennar Homebuilding costs and expenses:
Cost of homes sold	414,972	488,576
Cost of land sold	6,075	16,806
Selling, general and administrative	80,918	101,177

Total Lennar Homebuilding costs and expenses	501,965	606,559

Lennar Homebuilding operating margins	18,811	(77,525)
Lennar Homebuilding equity in loss from unconsolidated entities	(8,894)	(2,917)
Other income (expense), net	14,203	(35,805)
Other interest expense	(18,665)	(12,029)

Lennar Homebuilding operating earnings (loss)	$5,455	(128,276)

Lennar Financial Services revenues	$53,365	64,029
Lennar Financial Services costs and expenses	54,266	63,537

Lennar Financial Services operating earnings (loss)	$(901)	492

Rialto Investments revenue	$301	—
Rialto Investments costs and expenses	1,403	556
Rialto Investments equity in earnings from unconsolidated entities	143	—

Rialto Investments operating loss	$(959)	(556)

Total operating earnings (loss)	$3,595	(128,340)
Corporate general and administrative expenses	(22,640)	(27,475)

Loss before income taxes	$(19,045)	(155,815)

Revenues from home sales decreased 2% in the first quarter of 2010 to $513.3 million from $522.8 million in 2009. Revenues were lower primarily due to a 7% decrease in the number of home deliveries excluding unconsolidated entities, partially offset by a 6% increase in the average sales price of homes delivered in the first quarter of 2010. New home deliveries, excluding unconsolidated entities, decreased to 1,988 homes in the first quarter of 2010 from 2,136 homes last year. In the first quarter of 2010, new home deliveries were lower compared to the first quarter of 2009 in our Homebuilding East and Homebuilding Houston segments, partially offset by an increase in deliveries in our Homebuilding West segment and Homebuilding Other. The average sales price of homes delivered increased to $258,000 in the first quarter of 2010 from $244,000 in the same period last year primarily due to an increase in deliveries in our Homebuilding West segment, specifically in California. Sales incentives offered to homebuyers as a percentage of home sales revenue improved to 12.5% in the first quarter of 2010, from 17.1% in the first quarter of 2009.

Although deliveries in the first quarter of 2010 were lower than in the first quarter of 2009, the dollar value of new orders was 20% higher in the first quarter of 2010 than in the first quarter of 2009 and the dollar value of backlog at February 28, 2010 was 29% higher than the backlog at February 28, 2009. Also the cancellation rate in the first quarter was 13% compared with 21% during the first quarter of 2009.

Gross margins on home sales were $98.4 million, or 19.2%, in the first quarter of 2010, compared to gross margins on home sales of $34.2 million, or 6.5%, in the first quarter of 2009, which included $40.8 million of valuation adjustments. Gross margin percentage on home sales improved compared to last year, primarily due to a reduction in valuation adjustments and reduced sales incentives offered to homebuyers as a percentage of revenues from home sales.

Selling, general and administrative expenses were reduced by $20.3 million, or 20%, in the first quarter of 2010, compared to the same period last year, primarily due to a reduction in fixed costs. As a percentage of revenues from home sales, selling, general and administrative expenses improved to 15.8% in the first quarter of 2010, from 19.4% in the first quarter of 2009.

Gross profits on land sales totaled $1.4 million in the first quarter of 2010, compared to losses on land sales of $10.5 million in the first quarter of 2009, which included $0.2 million of valuation adjustments and $10.2 million of write-offs of deposits and pre-acquisition costs related to homesites that were under option.

Equity in loss from unconsolidated entities was $8.9 million in the first quarter of 2010, compared to equity in loss from unconsolidated entities of $2.9 million in the first quarter of 2009.

Other income (expense), net, totaled $14.2 million in the first quarter of 2010, compared to other income (expense), net, of ($35.8) million in the first quarter of 2009, which included $37.2 million of valuation adjustments to our investments in unconsolidated entities.

Homebuilding interest expense was $33.2 million in the first quarter of 2010 ($14.3 million was included in cost of homes sold, $0.2 million in cost of land sold and $18.7 million in other interest expense), compared to $17.0 million in the first quarter of 2009 ($4.8 million was included in cost of homes sold, $0.2 million in cost of land sold and $12.0 million in other interest expense). Interest expense increased primarily due to the interest related to the $400 million 12.25% senior notes due 2017 issued during the second quarter of 2009, as well as a reduction in qualifying assets eligible for interest capitalization as a result of a decrease in inventories from prior year.

Net loss attributable to noncontrolling interests was $1.0 million and $1.7 million, respectively, in the first quarter of 2010 and 2009.

Sales of land, equity in earnings (loss) from unconsolidated entities, other income (expense), net and net earnings (loss) attributable to noncontrolling interests may vary significantly from period to period depending on the timing of land sales and other transactions entered into by us and unconsolidated entities in which we have investments.

Operating loss for the Lennar Financial Services segment was $0.9 million in the first quarter of 2010, compared to operating earnings of $0.5 million in the first quarter of 2009. The current quarter results were slightly lower due to decreased volume in the segment’s mortgage and title operations.

Operating loss for the Rialto Investments (“Rialto”) segment, a new reportable segment, was $1.0 million in the first quarter of 2010, compared to an operating loss of $0.6 million in the first quarter of 2009. During the first quarter of 2010, revenues in this segment were $0.3 million, which primarily consisted of fees earned for PPIP sub-advisory services. Revenue recognition related to the portfolio of distressed real estate loans acquired in partnership with the FDIC will commence in the second quarter of 2010, as most of the loans acquired had not been transferred from the FDIC’s existing servicers prior to the end of our first quarter and the revenues related to the loans that had been transferred were not material. During the first quarter of 2010, expenses in this segment were $1.4 million, which consisted of general and administrative expenses primarily related to due diligence costs and other costs incurred in connection with the acquisition of the portfolio of real estate loans in partnership with the FDIC. This segment also had net $0.1 million of equity in earnings from unconsolidated entities generated by the AllianceBernstein L.P. (“AB”) PPIP fund and a service and infrastructure provider to the residential home loan market (the “Servicer”) in which we have an investment.

Corporate general and administrative expenses were reduced by $4.8 million, or 18%, in the first quarter of 2010, compared to the first quarter of 2009. As a percentage of total revenues, corporate general and administrative expenses decreased to 3.9% in the first quarter of 2010, from 4.6% in the first quarter of 2009, primarily due to reduced professional and personnel costs.

During the three months ended February 28, 2010, we generated deferred tax assets of $2.8 million and recorded a non-cash valuation allowance against the entire amount of deferred tax assets generated. A reduction of the carrying amounts of deferred tax assets by a valuation allowance is required, if based on available evidence, it is more likely than not that such assets will not be realized.

Our overall effective income tax rates were 63.95% and (1.2%), respectively, for the three months ended February 28, 2010 and 2009. The change in the effective tax rate, compared with the same period during 2009, resulted primarily from the reversal of gross unrecognized tax benefits as a result of a settlement with state taxing authorities.

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

At February 28, 2010, our reportable homebuilding segments and Homebuilding Other consisted of homebuilding divisions located in:

East: Florida, Maryland, New Jersey and Virginia

Central: Arizona, Colorado and Texas (1)

West: California and Nevada

Houston: Houston, Texas

Other: Georgia, Illinois, Minnesota, North Carolina and South Carolina

(1)	Texas in the Central reportable segment excludes Houston, Texas, which is its own reportable segment.

The following tables set forth selected financial and operational information related to our homebuilding operations for the periods indicated:

Selected Financial and Operational Data

	Three Months Ended February 28,
(In thousands)	2010	2009
Revenues:
East:
Sales of homes	$138,693	178,372
Sales of land	3,367	2,326

Total East	142,060	180,698

Central:
Sales of homes	65,775	61,902
Sales of land	308	807

Total Central	66,083	62,709

West:
Sales of homes	162,531	140,490
Sales of land	1,786	736

Total West	164,317	141,226

Houston:
Sales of homes	73,827	78,621
Sales of land	1,967	2,407

Total Houston	75,794	81,028

Other:
Sales of homes	72,522	63,373

Total Other	72,522	63,373

Total homebuilding revenues	$520,776	529,034

	Three Months Ended February 28,
(In thousands)	2010	2009
Operating earnings (loss):
East:
Sales of homes	$15,483	(15,837)
Sales of land	1,234	(5,482)
Equity in loss from unconsolidated entities	(819)	(1,698)
Other income (expense), net	10,583	(5,688)
Other interest expense	(5,958)	(3,587)

Total East	20,523	(32,292)

Central:
Sales of homes	(2,342)	(16,991)
Sales of land	(1,069)	118
Equity in loss from unconsolidated entities	(428)	(642)
Other expense, net	(866)	(7,457)
Other interest expense	(2,542)	(1,674)

Total Central	(7,247)	(26,646)

West:
Sales of homes	735	(31,954)
Sales of land	609	(1,116)
Equity in earnings (loss) from unconsolidated entities	(7,488)	244
Other income (expense), net	5,250	(22,321)
Other interest expense	(6,998)	(4,183)

Total West	(7,892)	(59,330)

Houston:
Sales of homes	5,313	2,383
Sales of land	579	(917)
Equity in loss from unconsolidated entities	(19)	(815)
Other income, net	368	126
Other interest expense	(787)	(562)

Total Houston	5,454	215

Other:
Sales of homes	(1,731)	(4,596)
Sales of land	—	(3,133)
Equity in loss from unconsolidated entities	(140)	(6)
Other expense, net	(1,132)	(465)
Other interest expense	(2,380)	(2,023)

Total Other	(5,383)	(10,223)

Total homebuilding operating earnings (loss)	$5,455	(128,276)

Summary of Homebuilding Data

Deliveries:

	Three Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	February 28, 2010	February 28, 2009	February 28, 2010	February 28, 2009	February 28, 2010	February 28, 2009
East	609	794	$138,693	178,372	$228,000	225,000
Central	317	315	65,775	61,902	207,000	197,000
West	448	409	175,330	148,115	391,000	362,000
Houston	346	405	73,827	78,621	213,000	194,000
Other	284	219	72,522	63,373	255,000	289,000

Total	2,004	2,142	$526,147	530,383	$263,000	248,000

Of the total homes delivered listed above, 16 homes with a dollar value of $12.8 million and an average sales price of $800,000 represent deliveries from unconsolidated entities for the three months ended February 28, 2010, compared to 6 home deliveries with a dollar value of $7.6 million and an average sales price of $1,271,000 for the three months ended February 28, 2009.

Sales Incentives (1):

	Three Months Ended
	Sales Incentives (In thousands)		Average Sales Incentives Per Home Delivered		Sales Incentives as a % of Revenue
	February 28, 2010	February 28, 2009	February 28, 2010	February 28, 2009	February 28, 2010	February 28, 2009
East	$23,104	42,257	$37,900	53,200	14.2%	19.2%
Central	11,119	13,733	35,100	43,600	14.4%	18.3%
West	16,298	29,059	37,700	72,100	9.1%	17.1%
Houston	13,228	12,620	38,200	31,200	15.2%	13.8%
Other	9,972	10,242	35,100	46,800	12.1%	13.9%

Total	$73,721	107,911	$37,100	50,500	12.5%	17.1%

(1)	Sales incentives relate to home deliveries during the period, excluding deliveries by unconsolidated entities.

New Orders (2):

	Three Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	February 28, 2010	February 28, 2009	February 28, 2010	February 28, 2009	February 28, 2010	February 28, 2009
East	970	716	$211,363	155,281	$218,000	217,000
Central	416	366	84,979	72,846	204,000	199,000
West	454	491	163,357	161,676	360,000	329,000
Houston	388	395	82,552	74,069	213,000	188,000
Other	349	222	86,357	59,464	247,000	268,000

Total	2,577	2,190	$628,608	523,336	$244,000	239,000

(2)	New orders represent the number of new sales contracts executed with homebuyers, net of cancellations, during the three months ended February 28, 2010 and 2009.

Of the total new orders listed above, 9 homes with a dollar value of $8.0 million and an average sales price of $894,000 represent new orders from unconsolidated entities for the three months ended February 28, 2010, compared to 8 new orders with a dollar value of $4.9 million and an average sales price of $612,000 for the three months ended February 28, 2009.

Backlog:

	Homes		Dollar Value (In thousands)		Average Sales Price
	February 28, 2010	February 28, 2009	February 28, 2010	February 28, 2009	February 28, 2010	February 28, 2009
East	1,043	711	$251,205	180,785	241,000	254,000
Central	266	174	55,141	35,395	207,000	203,000
West	342	329	132,341	122,260	387,000	372,000
Houston	291	259	69,560	53,168	239,000	205,000
Other	262	174	73,291	58,513	280,000	336,000

Total	2,204	1,647	$581,538	450,121	264,000	273,000

Of the total homes in backlog listed above, 2 homes with a backlog dollar value of $2.5 million and an average sales price of $1,238,000 represent the backlog from unconsolidated entities at February 28, 2010, compared with backlog from unconsolidated entities of 9 homes with a backlog dollar value of $9.3 million and an average sales price of $1,038,000 at February 28, 2009.

Backlog represents the number of homes under sales contracts. Homes are sold using sales contracts, which are generally accompanied by sales deposits. In some instances, purchasers are permitted to cancel sales contracts if they fail to qualify for financing or under certain other circumstances. We experienced cancellation rates in our homebuilding segments and Homebuilding Other as follows:

	Three Months Ended February 28,
	2010	2009
East	11%	24%
Central	15%	18%
West	11%	16%
Houston	14%	23%
Other	16%	20%

Total	13%	21%

Homebuilding East: Homebuilding revenues decreased for the three months ended February 28, 2010, compared to the three months ended February 28, 2009, primarily due to a decrease in the average sales price of homes delivered in Maryland and Virginia and a decrease in the number of home deliveries in Florida, partially offset by an increase in the number of home deliveries in Maryland and Virginia. Gross margins on home sales were $34.8 million, or 25.1%, in 2010, compared to gross margins on home sales of $10.8 million, or 6.1%, in 2009, including valuation adjustments of $13.5 million. Gross margin percentage on homes sales improved compared to last year primarily due to a reduction of valuation adjustments and reduced sales incentives offered to homebuyers as a percentage of revenues from home sales (14.2% in 2010, compared to 19.2% in 2009).

Gross profits on land sales were $1.2 million for the three months ended February 28, 2010, compared to losses on land sales of $5.5 million for the three months ended February 28, 2009 (including $5.8 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $0.1 million of valuation adjustments).

Homebuilding Central: Homebuilding revenues increased for the three months ended February 28, 2010, compared to the three months ended February 28, 2009, primarily due to an increase in the average sales price of homes delivered in all states in this segment. Gross margins on home sales were $8.9 million, or 13.6%, in 2010, compared to gross margins on home sales of ($1.7) million, or (2.8%), in 2009, including $8.1 million of valuation adjustments. Gross margin percentage on homes sales improved compared to last year primarily due to a reduction of valuation adjustments and reduced sales incentives offered to homebuyers as a percentage of revenues from home sales (14.4% in 2010, compared to 18.3% in 2009).

Losses on land sales were $1.1 million for the three months ended February 28, 2010 (including $1.3 million of valuation adjustments), compared to gross profits on land sales of $0.1 million for the three months ended February 28, 2009 (net of $0.1 million of write-offs of deposits and pre-acquisition costs related to land under development that we do not intend to purchase and $0.1 million of valuation adjustments).

Homebuilding West: Homebuilding revenues increased for the three months ended February 28, 2010, compared to the three months ended February 28, 2009, primarily due to an increase in the number of home deliveries and average sales price of homes delivered in California. Gross margins on home sales were $30.8 million, or 19.0%, in 2010, compared to gross margins on home sales of $6.9 million, or 4.9%, in 2009, including $18.4 million of valuation adjustments. Gross margin percentage on homes sales improved compared to last year primarily due to a reduction of valuation adjustments and reduced sales incentives offered to homebuyers as a percentage of revenues from home sales (9.1% in 2010, compared to 17.1% in 2009).

Gross profits on land sales were $0.6 million for the three months ended February 28, 2010, compared to losses on land sales of $1.1 million for the three months ended February 28, 2009 (including $0.5 million of write-offs of deposits and pre-acquisition costs related to land under development that we do not intend to purchase).

Homebuilding Houston: Homebuilding revenues decreased for the three months ended February 28, 2010, compared to the three months ended February 28, 2009, primarily due to a decrease in the number of home deliveries, partially offset by an increase in the average sales price of homes delivered. Gross margins on home sales were $14.4 million, or 19.5%, in 2010, compared to gross margins on home sales of $12.2 million, or 15.6%, in 2009. Gross margin percentage on homes sales improved compared to last year primarily due to reduced costs.

Gross profits on land sales were $0.6 million for the three months ended February 28, 2010, compared to losses on land sales of $0.9 million for the three months ended February 28, 2009 (including $0.7 million of write-offs of deposits and pre-acquisition costs related to land under development that we do not intend to purchase).

Homebuilding Other: Homebuilding revenues increased for the three months ended February 28, 2010, compared to the three months ended February 28, 2009, primarily due to an increase in the number of home deliveries in all of the states in this segment, except for Illinois. Gross margins on home sales were $9.4 million, or 12.9%, in 2010, compared to gross margins on home sales of $5.9 million, or 9.4%, in 2009. Gross margin percentage on homes sales improved compared to last year primarily due to reduced sales incentives offered to homebuyers as a percentage of revenues from home sales (12.1% in 2010, compared to 13.9% in 2009).

There were no land sales in Homebuilding Other for the three months ended February 28, 2010. Losses on land sales for the three months ended February 28, 2009 were $3.1 million due to write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase.

At February 28, 2010 and 2009, we owned 82,605 homesites and 74,167 homesites, respectively, and had access to an additional 21,569 homesites and 34,260 homesites, respectively, through either option contracts with third parties or agreements with unconsolidated entities in which we have investments. At November 30, 2009, we owned 82,703 homesites and had access to an additional 21,173 homesites through either option contracts with third parties or agreements with unconsolidated entities in which we have investments. At February 28, 2010, 2% of the homesites we owned were subject to home purchase contracts. At February 28, 2010 and 2009, our backlog of sales contracts was 2,204 homes ($581.5 million) and 1,647 homes ($450.1 million), respectively. The increase in backlog was primarily attributable to an increase in new orders in the three months ended February 28, 2010, compared to the three months ended February 28, 2009.

Lennar Financial Services Segment

The following table presents selected financial data related to our Lennar Financial Services segment for the periods indicated:

	Three Months Ended February 28,
(Dollars in thousands)	2010	2009
Revenues	$53,365	64,029
Costs and expenses	54,266	63,537

Operating earnings (loss)	$(901)	492

Dollar value of mortgages originated	$551,000	969,000

Number of mortgages originated	2,500	4,200

Mortgage capture rate of Lennar homebuyers	85%	85%

Number of title and closings service transactions	23,300	27,100

Number of title policies issued	24,800	15,000

Rialto Investments Segment

Our Rialto Investments segment is a new reportable segment that meets the reportable segment criteria set forth in GAAP. All prior year segment information has been restated to conform with the 2010 presentation. The change had no effect on the Company’s condensed consolidated financial statements, except for certain reclassifications. Our Rialto segment provides advisory services, due diligence, workout strategies, ongoing asset management services and acquires and monetizes distressed loans and securities portfolios.

The following table presents the results of operations of our Rialto segment for the periods indicated:

	Three Months Ended February 28,
(In thousands)	2010	2009
Revenue	$301	—
Costs and expenses	1,403	556
Rialto Investments equity in earnings from unconsolidated entities	143	—

Operating loss	$(959)	(556)

In February 2010, the Rialto segment acquired indirectly 40% managing member equity interests in two limited liability companies (“LLCs”), in partnership with the FDIC, for approximately $243 million (net of transactions costs and a $22 million working capital reserve). The LLCs hold performing and non-performing loans formerly owned by 22 failed financial institutions. The approximate $3 billion unpaid principal balance of the loan portfolios consists of more than 5,500 distressed residential and commercial real estate loans and have an initial fair value of $1.2 billion. The FDIC retained a 60% equity interest in the LLCs and has provided $626.9 million of notes guaranteed by the FDIC with 0% interest, which are non-recourse to us. In accordance with GAAP, interest has not been imputed because the notes are with, and guaranteed by, a governmental agency. Additionally, if the LLCs meet certain internal rate of return and distribution thresholds, our equity interest in the LLCs could be reduced from 40% down to 30%, with a corresponding increase to the FDIC’s equity interest from 60% up to 70%.

We consolidated the LLCs because the LLCs are variable interest entities (“VIEs”) and we were determined to be the primary beneficiary. The LLCs are considered VIEs due to the FDIC’s guarantee on the $626.9 million notes payable, as well as our $10 million guarantee of servicer performance. We determined that we were the primary beneficiary because we have the power to direct the activities of the LLCs that most significantly impact the LLCs performance through our management and servicer contracts. At February 28, 2010, these consolidated LLCs had total combined assets and liabilities of $1.3 billion and $0.6 billion, respectively.

An affiliate in the Rialto segment is a sub-advisor to the AB PPIP fund and receives management fees for sub-advisory services. During the first quarter of 2010, we invested $41.3 million in the AB PPIP fund. As of February 28, 2010, our investment in the AB PPIP fund was $42.2 million. Management fee income related to the sub-advisory services was $0.3 million during the first quarter of 2010.

We have grouped these investments, along with our $9.0 million investment in the Servicer, which will provide services to the LLCs, in our Rialto segment.

(2) Financial Condition and Capital Resources

At February 28, 2010, we had cash and cash equivalents related to our homebuilding, financial services and Rialto operations of $913.2 million, compared to $1,215.1 million at February 28, 2009. Subsequent to February 28, 2010, we received a tax refund of $230.3 million.

We finance our land acquisition and development activities, construction activities, financial services activities, Rialto activities and general operating needs primarily with cash generated from our operations, debt issuances and equity offerings, as well as cash borrowed under our warehouse lines of credit.

Operating Cash Flow Activities

During the three months ended February 28, 2010 and 2009, cash provided by operating activities amounted to $89.4 million and $80.2 million, respectively. During the three months ended February 28, 2010, cash provided by operating activities were positively impacted by the receipt of a tax refund of $93.8 million generated from losses incurred prior to fiscal 2010 and a decrease in our Lennar Financial Services receivables, net which relates primarily to loans sold to investors but not yet paid for as of February 28, 2010. This was partially offset by a decrease in accounts payable and other liabilities and an increase in inventories due to strategic land purchases.

Investing Cash Flow Activities

During the three months ended February 28, 2010 and 2009, cash used in investing activities totaled $424.1 million and $56.7 million, respectively. During the three months ended February 28, 2010, our Rialto segment contributed $265.1 million of cash (including a $22 million working capital reserve) to acquire indirectly 40% managing member interests in two LLCs in partnership with the FDIC. Upon the consolidation of the LLCs that hold the two portfolios of real estate loans acquired in the FDIC transaction, the Company consolidated $54.0 million of cash, resulting in net contributions to consolidated entities by the Rialto segment of $211.1 million during the three months ended February 28, 2010. The Rialto segment also contributed $41.3 million of cash to unconsolidated entities (the AB PPIP fund). During the three months ended February 28, 2010, we also contributed $15.8 million of cash to Lennar Homebuilding unconsolidated entities, compared to $51.8 million during the three months ended February 28, 2009. In addition, there was an increase in cash used in investing activities related to an increase of $164.2 million in restricted cash due to cash used to collateralize letters of credit.

We are always looking at the possibility of acquiring homebuilders and other companies. However, at February 28, 2010, we had no agreements or understandings regarding any significant transactions.

Financing Cash Flow Activities

During the three months ended February 28, 2010, our cash used in financing activities were primarily attributed to the partial redemption of senior notes, principal payments on other borrowings and net repayments under our Lennar Financial Services’ warehouse repurchase facilities.

Debt to total capital ratios are financial measures commonly used in the homebuilding industry and are presented to assist in understanding the leverage of our Lennar Homebuilding and Rialto operations. Management believes providing a measure of leverage of our Lennar Homebuilding and Rialto operations enables management and readers of our financial statements to better understand our financial position and performance. Lennar Homebuilding and Rialto debt to total capital and net Lennar Homebuilding and Rialto debt to total capital are calculated as follows:

(Dollars in thousands)	February 28, 2010	November 30, 2009 (1)	February 28, 2009 (1)
Lennar Homebuilding and Rialto debt	$3,309,834	2,761,352	2,574,115
Total equity	2,978,364	2,588,014	2,631,647

Total capital	$6,288,198	5,349,366	5,205,762

Lennar Homebuilding and Rialto debt to total capital	52.6%	51.6%	49.4%

Lennar Homebuilding and Rialto debt	$3,309,834	2,761,352	2,574,115
Less: Lennar Homebuilding and Rialto cash and cash equivalents	786,386	1,330,603	1,099,864

Net Lennar Homebuilding and Rialto debt	$2,523,448	1,430,749	1,474,251

Net Lennar Homebuilding and Rialto debt to total capital (2)	45.9%	35.6%	35.9%

(1)	The Rialto segment did not have cash and cash equivalents prior to the first quarter of 2010.
(2)	Net Lennar Homebuilding and Rialto debt to total capital consists of net Lennar Homebuilding and Rialto debt (Lennar Homebuilding and Rialto debt less Lennar Homebuilding and Rialto cash and cash equivalents) divided by total capital (net Lennar Homebuilding and Rialto debt plus total equity).

At February 28, 2010, Lennar Homebuilding and Rialto debt to total capital and net Lennar Homebuilding debt to total capital were higher compared to February 28, 2009, due to the increase in Lennar Homebuilding debt as a result of an increase in mortgage notes on land and other debt, an increase in Rialto’s notes payable and a decrease in Lennar Homebuilding cash and cash equivalents.

(Dollars in thousands)	February 28, 2010	November 30, 2009	February 28, 2009
Lennar Homebuilding debt	2,682,928	2,761,352	2,574,115
Stockholders’ equity	2,435,191	2,443,479	2,467,375

Total capital	5,118,119	5,204,831	5,041,490

Lennar Homebuilding debt to total capital	52.4%	53.1%	51.1%

Lennar Homebuilding debt	2,682,928	2,761,352	2,574,115
Less: Lennar Homebuilding cash and cash equivalents	732,386	1,330,603	1,099,864

Net Lennar Homebuilding debt	1,950,542	1,430,749	1,474,251

Net Lennar Homebuilding debt to total capital (1)	44.5%	36.9%	37.4%

(1)	Net Lennar Homebuilding debt to total capital consists of net Lennar Homebuilding debt (Lennar Homebuilding debt less Lennar Homebuilding cash and cash equivalents) divided by total capital (net Lennar Homebuilding debt plus stockholders’ equity).

At February 28, 2010, Lennar Homebuilding debt to total capital and net Lennar Homebuilding debt to total capital were higher compared to February 28, 2009, due to the increase in Lennar Homebuilding debt as a result of an increase in Lennar Homebuilding mortgage notes on land and other debt and a decrease in Lennar Homebuilding cash and cash equivalents.

Our Lennar Homebuilding average debt outstanding was $2.7 billion for the three months ended February 28, 2010, compared to $2.6 billion in the three months ended February 28, 2009. The average rate for interest incurred was 6.3% for the three months ended February 28, 2010, compared to 5.6% for the three months ended February 28, 2009. Interest incurred related to homebuilding debt for the three months ended February 28, 2010 was $45.9 million, compared to $38.5 million in the same period last year. The majority of our short-term financing needs, including financings for land acquisition and development activities and general operating needs, are met with cash generated from operations, debt issuances and equity offerings.

In February 2010, we terminated our $1.1 billion senior unsecured revolving credit facility (the “Credit Facility”). We had no outstanding borrowings under the Credit Facility as it was only being used to issue letters of credit. We entered into cash-collateralized letter of credit agreements with two banks with a capacity totaling $225 million. As of February 28, 2010, we had $162.7 million of cash-collateralized letters of credit. We expect to save over $8 million annually as a result of terminating the Credit Facility and entering into more cost effective cash-collateralized letter of credit agreements.

        Our performance letters of credit outstanding were $86.6 million and $97.7 million, respectively, at February 28, 2010 and November 30, 2009. Our financial letters of credit outstanding were $211.9 million and $205.4 million, respectively, at February 28, 2010 and November 30, 2009. Performance letters of credit are generally posted with regulatory bodies to guarantee our performance of certain development and construction activities, and financial letters of credit are generally posted in lieu of cash deposits on option contracts and for insurance risks, credit enhancements and as other collateral.

During the first quarter of 2010, we redeemed $37.3 million of our 5.125% senior notes due October 2010. In addition, during the first quarter of 2010, we retired $53.2 million of Lennar Homebuilding mortgage notes on land and other debt, resulting in a pre-tax gain of $9.3 million.

At February 28, 2010, our Lennar Financial Services segment had two warehouse repurchase facilities that mature in June 2010 with a maximum aggregate commitment of $200 million and $100 million, respectively, and another warehouse repurchase facility that matures in July 2010 with a maximum aggregate commitment of $125 million. The maximum aggregate commitment under these facilities totaled $425 million.

Our Lennar Financial Services segment uses these facilities to finance its lending activities until the mortgage loans are sold to investors and expects the facilities to be renewed or replaced with other facilities when they mature. Borrowings under the facilities were $112.3 million and $217.5, respectively, at February 28, 2010 and November 30, 2009 and were collateralized by mortgage loans and receivables on loans sold to investors but not yet paid for with outstanding principal balances of $164.0 million and $266.9 million, respectively, at February 28, 2010 and November 30, 2009.

Due to the fact that our Lennar Financial Services segment’s borrowings under the lines of credit are generally repaid with the proceeds from the sale of mortgage loans and receivables on loans that secure those borrowings, the facilities are not likely to be a call on our current cash or future cash resources. If the facilities are not renewed, the borrowings under the lines of credit will be paid off by selling mortgage loans held-for-sale and by collecting on receivables on loans sold to investors but not yet paid. Without the facilities, our Lennar Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities.

Our Rialto notes payable totaled $626.9 million as of February 28, 2010, which are notes guaranteed by the FDIC with 0% interest. These notes are non-recourse to us.

Changes in Capital Structure

We have a stock repurchase program which permits the purchase of up to 20 million shares of our outstanding common stock. During the three months ended February 28, 2010 and 2009, there were no repurchases of common stock under the stock repurchase program. As of February 28, 2010, 6.2 million shares of common stock can be repurchased in the future under the program.

Treasury stock increased by 0.1 million common shares during the three months ended February 28, 2010 in connection with activity related primarily to our equity compensation plans.

On February 12, 2010, we paid cash dividends of $0.04 per share for both our Class A and Class B common stock to holders of record at the close of business on January 26, 2010, as declared by our Board of Directors on January 12, 2010.

Based on our current financial condition and credit relationships, we believe that our operations and borrowing resources will provide for our current and long-term capital requirements at our anticipated levels of activity.

Off-Balance Sheet Arrangements

Lennar Homebuilding: Investments in Unconsolidated Entities

At February 28, 2010, we had equity investments in 58 unconsolidated entities, compared to 61 unconsolidated entities at November 30, 2009. Historically, we invested in unconsolidated entities that acquire and develop land (1) for our homebuilding operations or for sale to third parties or (2) for the construction of homes for sale to third-party homebuyers. Through these entities, we primarily sought to reduce and share our risk by limiting the amount of our capital invested in land, while obtaining access to potential future homesites and allowing us to participate in strategic ventures. The use of these entities also, in some instances, enabled us to acquire land to which we could not otherwise obtain access, or could not obtain access on as favorable terms, without the participation of a strategic partner. Participants in these joint ventures are land owners/developers, other homebuilders and financial or strategic partners. Joint ventures with land owners/developers give us access to homesites owned or controlled by our partner. Joint ventures with other homebuilders provide us with the ability to bid jointly with our partner for large land parcels. Joint ventures with financial partners allow us to combine our homebuilding expertise with access to our partners’ capital. Joint ventures with strategic partners allow us to combine our homebuilding expertise with the specific expertise (e.g., commercial or infill experience) of our partner. Each joint venture is governed by an executive committee consisting of members from the partners.

Summarized condensed financial information on a combined 100% basis related to Lennar Homebuilding’s unconsolidated entities in which we have investments that are accounted for by the equity method was as follows:

Statements of Operations and Selected Information

	Three Months Ended February 28,
(Dollars in thousands)	2010	2009
Revenues	$56,755	65,783
Costs and expenses	79,180	115,198

Net loss of unconsolidated entities	$(22,425)	(49,415)

Our share of net loss	$(8,156)	(4,300)
Our share of net loss – recognized	$(8,894)	(2,917)
Our cumulative share of net earnings – deferred at February 28, 2010 and 2009, respectively	$11,064	22,098
Our investments in unconsolidated entities	$599,649	766,938
Equity of the unconsolidated entities	$2,230,553	2,628,570

Our investment % in the unconsolidated entities	27%	30%

Balance Sheets

(Dollars in thousands)	February 28, 2010	November 30, 2009
Assets:
Cash and cash equivalents	$141,359	171,946
Inventories	3,623,934	3,628,491
Other assets	344,162	403,383

	$4,109,455	4,203,820

Liabilities and equity:
Accounts payable and other liabilities	$340,550	366,141
Debt	1,538,352	1,588,390
Equity of:
Lennar	599,649	599,266
Others	1,630,904	1,650,023

Total equity of unconsolidated entities	2,230,553	2,249,289

	$4,109,455	4,203,820

Our equity in the unconsolidated entities	27%	27%

In fiscal 2007, we sold a portfolio of land to a strategic land investment venture with Morgan Stanley Estate Fund II, L.P., an affiliate of Morgan Stanley & Co., Inc., in which we have a 20% ownership interest and 50% voting rights. Due to our continuing involvement, the transaction did not qualify as a sale by us under GAAP; thus, the inventory has remained on our condensed consolidated balance sheets in consolidated inventory not owned. As of February 28, 2010 and November 30, 2009, the portfolio of land (including land development costs) of $457.0 million and $477.9 million, respectively, is reflected as inventory in the summarized condensed financial information related to Lennar Homebuilding’s unconsolidated entities in which we have investments.

Debt to total capital of the Lennar Homebuilding unconsolidated entities in which we have investments was calculated as follows:

(Dollars in thousands)	February 28, 2010	November 30, 2009
Debt	$1,538,352	1,588,390
Equity	2,230,553	2,249,289

Total capital	$3,768,905	3,837,679

Debt to total capital of our unconsolidated entities	40.8%	41.4%

Our investments in Lennar Homebuilding unconsolidated entities by type of venture were as follows:

(In thousands)	February 28, 2010	November 30, 2009
Land development	$555,184	555,799
Homebuilding	44,465	43,467

Total investments	$599,649	599,266

The summary of our net recourse exposure related to the Lennar Homebuilding unconsolidated entities in which we have investments was as follows:

	February 28, 2010	November 30, 2009
(In thousands)
Several recourse debt – repayment	$37,351	42,691
Several recourse debt – maintenance	74,964	75,238
Joint and several recourse debt – repayment	85,428	85,799
Joint and several recourse debt – maintenance	81,592	81,592
Land seller debt and other debt recourse exposure	—	2,420

Lennar’s maximum recourse exposure	279,335	287,740
Less: joint and several reimbursement agreements with our partners	(93,185)	(93,185)

Our net recourse exposure	$186,150	194,555

During the three months ended February 28, 2010, we reduced our maximum recourse exposure related to indebtedness of our Lennar Homebuilding unconsolidated entities by $8.4 million, of which $5.9 million was paid by us and $2.5 million primarily related to the assignment of our ownership interest in a Lennar Homebuilding unconsolidated entity, as well as the joint ventures selling inventory. As of February 28, 2010, we had $13.2 million of obligation guarantees recorded as a liability on our condensed consolidated balance sheet. The obligation guarantees are estimated based on current facts and circumstances and any unexpected changes may lead us to incur additional obligation guarantees in the future.

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

The recourse debt exposure in the previous table represents our maximum exposure to loss from guarantees and does not take into account the underlying value of the collateral or the other assets of the borrowers that are available to repay the debt or to reimburse us for any payments on our guarantees. Our Lennar Homebuilding unconsolidated entities that have recourse debt have a significant amount of assets and equity. The summarized balance sheets of our Lennar Homebuilding unconsolidated entities with recourse debt were as follows:

(In thousands)	February 28, 2010	November 30, 2009
Assets	$1,302,930	1,324,993
Liabilities	752,796	777,836
Equity	550,134	547,157

In addition, in most instances in which we have guaranteed debt of a Lennar Homebuilding unconsolidated entity, our partners have also guaranteed that debt and are required to contribute their share of the guarantee payments. Some of our guarantees are repayment guarantees and some are maintenance guarantees. In a repayment guarantee, we and our venture partners guarantee repayment of a portion or all of the debt in the event of a default before the lender would have to exercise its rights against the collateral. In the event of default, if our venture partner does not have adequate financial resources to meet its obligation under our reimbursement agreement, we may be liable for more than our proportionate share, up to our maximum recourse exposure, which is the full amount covered by the joint and several guarantee. The maintenance guarantees only apply if the value of the collateral (generally land and improvements) is less than a specified percentage of the loan balance. If we are required to make a payment under a maintenance guarantee to bring the value of the collateral above the specified percentage of the loan balance, the payment would constitute a capital contribution or loan to the Lennar Homebuilding unconsolidated entity and increase our share of any funds the unconsolidated entity distributes.

In many of the loans to Lennar Homebuilding unconsolidated entities, we and our joint venture partners (or entities related to them) have been required to give guarantees of completion to the lenders. Those completion guarantees may require that the guarantors complete the construction of the improvements for which the financing was obtained. If the construction was to be done in phases, very often the guarantee generally is limited to completing only the phases as to which construction has already commenced and for which loan proceeds were used. Under many of the completion guarantees, the guarantors are permitted, under certain circumstances, to use undisbursed loan proceeds to satisfy the completion of obligations, and in many of those cases, the guarantors pay interest only on those funds, with no repayment of the principal of such funds required.

During the three months ended February 28, 2010, there were no payments under maintenance and completion guarantees and there were payments for loan repayments, including amounts paid under our repayment guarantees, of $5.9 million. During the three months ended February 28, 2009, there were no payments under maintenance guarantees, a payment of $5.6 million under a completion guarantee related to one joint venture and loan repayments, including amounts paid under our repayment guarantees, of $18.8 million. These guarantee payments are recorded primarily as contributions to our Lennar Homebuilding unconsolidated entities.

As of February 28, 2010, the fair values of the maintenance guarantees, completion guarantees and repayment guarantees were not material. We believe that as of February 28, 2010, in the event we become legally obligated to perform under a guarantee of the obligation of a Lennar Homebuilding unconsolidated entity due to a triggering event under a guarantee, most of the time the collateral should be sufficient to repay at least a significant portion of the obligation or we and our partners would contribute additional capital into the venture.

The total debt of Lennar Homebuilding unconsolidated entities in which we have investments was as follows:

(In thousands)	February 28, 2010	November 30, 2009
Lennar’s net recourse exposure	$186,150	194,555
Reimbursement agreements from partners	93,185	93,185

Lennar’s maximum recourse exposure	$279,335	287,740

Non-recourse bank debt and other debt (partner’s share of several recourse)	$129,877	140,078
Non-recourse land seller debt and other debt	47,390	47,478
Non-recourse bank debt with completion guarantees	603,959	608,397
Non-recourse bank debt without completion guarantees	477,791	504,697

Non-recourse debt to Lennar	1,259,017	1,300,650

Total debt	$1,538,352	1,588,390

Lennar’s maximum recourse exposure as a % of total JV debt	18%	18%

In view of current credit market conditions, it is not uncommon for lenders to real estate developers, including joint ventures in which we have interests, to assert non-monetary defaults (such as failure to meet construction completion deadlines or declines in the market value of collateral below required amounts) or technical monetary defaults against the real estate developers. In most instances, those asserted defaults are resolved by modifications of the loan terms, additional equity investments or other concessions by the borrowers. In addition, in some instances, real estate developers, including joint ventures in which we have interests, are forced to request temporary waivers of covenants in loan documents or modifications of loan terms, which are often, but not always obtained. However, in some instances developers, including joint ventures in which we have interests, are not able to meet their monetary obligations to lenders, and are thus declared in default. Because we sometimes guarantee all or portions of the obligations to lenders of joint ventures in which we have interests, when these joint ventures default on their obligations, lenders may or may not have claims against us. Normally, we do not make payments with regard to guarantees of joint venture obligations while the joint ventures are contesting assertions regarding sums due to their lenders. When it is determined that a joint venture is obligated to make a payment that we have guaranteed and the joint venture will not be able to make that payment, we accrue the amounts probable to be paid by us as a liability. Although we generally fulfill our guarantee obligations within reasonable time after we determine that we are obligated with regard to them, at any point in time it is likely that we will have some balance of unpaid guarantee liability. At February 28, 2010, the liability for unpaid guarantees of joint venture indebtedness on our consolidated balance sheet totaled $13.2 million.

The following table summarizes the principal maturities of our Lennar Homebuilding unconsolidated entities (“JVs”) debt as per current debt arrangements as of February 28, 2010 and does not represent estimates of future cash payments that will be made to reduce JV debt balances. Many JV loans have extension options in the loan agreements that would allow the loans to be extended into future years.

		Principal Maturities of Unconsolidated JVs by Period
(In thousands)	Total JV Assets (1)	Total JV Debt	2010	2011	2012	Thereafter	Other Debt (2)
Net recourse debt to Lennar		$186,150	98,293	37,706	43,408	6,743	—
Reimbursement agreements		93,185	8,862	50,878	33,445	—	—

Gross recourse debt to Lennar	$1,302,930	279,335	107,155	88,584	76,853	6,743	—
Debt without recourse to Lennar	2,547,832	1,259,017	138,908	991,346	70,412	9,040	49,311

Total	$3,850,762	1,538,352	246,063	1,079,930	147,265	15,783	49,311

(1)	Excludes unconsolidated joint venture assets where the joint venture has no debt.
(2)	Represents land seller debt and other debt.

The following table is a breakdown of the assets, debt and equity of the Lennar Homebuilding unconsolidated joint ventures by partner type as of February 28, 2010:

(Dollars in thousands)	Total JV Assets	Gross Recourse Debt to Lennar	Reimbursement Agreements	Net Recourse Debt to Lennar	Total Debt Without Recourse to Lennar	Total JV Debt	Total JV Equity	JV Debt to Total Capital Ratio	Remaining Homes/ Homesites in JV
Partner Type:
Financial	$2,566,164	68,896	50,878	18,018	896,328	965,224	1,321,936	42%	42,700
Land Owners/Developers	667,869	59,635	—	59,635	143,548	203,183	396,743	34%	26,155
Other Builders	475,777	66,660	8,862	57,798	122,355	189,015	254,469	43%	6,969
Strategic	399,645	84,144	33,445	50,699	47,475	131,619	257,405	34%	6,751

Total	$4,109,455	279,335	93,185	186,150	1,209,706	1,489,041	2,230,553	40%	82,575

Land seller debt and other debt		$—	—	—	49,311	49,311

Total JV debt		$279,335	93,185	186,150	1,259,017	1,538,352

The table below indicates the assets, debt and equity of our 10 largest Lennar Homebuilding unconsolidated joint venture investments as of February 28, 2010:

(Dollars in thousands)	Lennar’s Investment		Total JV Assets	Gross Recourse Debt to Lennar	Reimbursement Agreements	Net Recourse Debt to Lennar	Total Debt Without Recourse to Lennar	Total JV Debt	Total JV Equity	JV Debt to Total Capital Ratio
Land development JVs (1):
Platinum Triangle Partners		$98,577	270,530	66,889	33,445	33,444	—	66,889	194,935	26%
Heritage Fields El Toro		83,956	1,255,916	—	—	—	554,263	554,263	671,779	45%
Newhall Land Development		49,989	465,268	—	—	—	—	—	291,053	—
56th & Lone Mountain		38,726	109,485	15,677	—	15,677	15,676	31,353	77,097	29%
Runkle Canyon		36,664	74,525	—	—	—	—	—	73,328	—
Ballpark Village		32,247	121,351	—	—	—	56,910	56,910	64,035	47%
MS Rialto Residential Holdings		30,512	469,083	—	—	—	97,937	97,937	341,027	22%
Rocking Horse Partners		19,321	49,004	—	—	—	9,426	9,426	38,323	20%
Krome Groves Land Trust		17,758	88,564	13,353	—	13,353	26,697	40,050	44,897	47%
Treasure Island Community Development		16,632	34,378	—	—	—	—	—	33,295	—

10 largest JV investments		424,382	2,938,104	95,919	33,445	62,474	760,909	856,828	1,829,769	32%

Other JVs		175,267	1,171,351	183,416	59,740	123,676	448,797	632,213	400,784	61%

Total		$599,649	4,109,455	279,335	93,185	186,150	1,209,706	1,489,041	2,230,553	40%

Land seller debt and other debt	$			—	—	—	49,311	49,311

Total JV debt	$			279,335	93,185	186,150	1,259,017	1,538,352

(1)	All of the joint ventures presented in the table above operate in our Homebuilding West segment except for 56th & Lone Mountain and Rocking Horse Partners, which operate in our Homebuilding Central segment, Krome Groves Land Trust, which operates in our Homebuilding East segment and MS Rialto Residential Holdings, which operates in all of our homebuilding segments and Homebuilding Other.

The table below indicates the percentage of assets, debt and equity of our 10 largest Lennar Homebuilding unconsolidated joint venture investments, as of February 28, 2010:

	% of Total JV Assets	% of Gross Recourse Debt to Lennar	% of Net Recourse Debt to Lennar	% of Total Debt Without Recourse to Lennar	% of Total JV Equity
10 largest JVs	71%	34%	34%	63%	82%
Other	29%	66%	66%	37%	18%

Total	100%	100%	100%	100%	100%

Rialto Investments: Investments in Unconsolidated Entities

In March 2009, the Legacy Securities program was announced by the U.S. Department of the Treasury (the “U.S. Treasury”) under the Federal government’s PPIP. The PPIP, matches private capital with public capital and financing provided by the U.S. Treasury, which provides an opportunity for private investors to invest in certain non-agency residential mortgage-backed securities and commercial mortgage-backed securities issued prior to 2009 that were originally rated AAA, or an equivalent rating, by two or more nationally recognized statistical organizations without ratings enhancements. These securities are backed directly by actual mortgage loans, and not by other securities.

During 2009, we committed to invest $75 million in the Federal government’s PPIP fund managed by AB, in which an affiliate of Rialto is a sub-advisor to AB. The total equity commitments of approximately $1.1 billion were made by private investors in this fund, and the U.S. Treasury has committed to a matching amount of approximately $1.1 billion of equity in the fund, as well as agreed to extend up to approximately $2.2 billion of financing. During the three months ended February 28, 2010, we invested $41.3 million in the AB PPIP fund. As of February 28, 2010, our investment in the AB PPIP fund was $42.2 million.

As of February 28, 2010, the portfolio of non-agency residential mortgage-backed securities owned by the AB PPIP fund was $1.5 billion and it is reflected in investment securities in the summarized condensed balance sheets of Rialto’s unconsolidated entities.

An affiliate in the Rialto segment is a sub-advisor to the AB PPIP fund and receives management fees for sub-advisory services. Management fee income relating to the sub-advisory services was $0.3 million during the three months ended February 28, 2010.

A subsidiary in our Rialto segment also has a $9.0 million investment in the Servicer, which will provide services to the consolidated LLCs.

Summarized condensed financial information on a combined 100% basis related to Rialto’s investment in unconsolidated entities in which Rialto has investments that are accounted for by the equity method as of February 28, 2010 was as follows:

Balance Sheets

(In thousands)	February 28, 2010	November 30, 2009 (1)
Assets:
Cash and cash equivalents	$2,229	2,229
Investment securities	1,507,598	—
Other assets	396,520	179,985

	$1,906,347	182,214

Liabilities and equity:
Accounts payable and other liabilities	$266,573	58,209
Partner loans	135,570	135,570
Debt	848,000	—
Equity of:
Rialto Investments	51,232	9,874
Others	604,972	(21,439)

Total equity of unconsolidated entities	656,204	(11,565)

	$1,906,347	182,214

(1)	Amounts included as of November 30, 2009 relate only to the Servicer because we did not invest in the AB PPIP fund until December 2009.

Statements of Operations

	Three Months Ended February 28,
(In thousands)	2010	2009
Revenues	$84,187	4,794
Costs and expenses	89,450	8,456

Net loss of unconsolidated entities	$(5,263)	(3,662)

Rialto Investments’ share of net earnings (loss) recognized	$143	—

Option Contracts

We have access to land through option contracts, which generally enables us to control portions of properties owned by third parties (including land funds) and unconsolidated entities until we have determined whether to exercise the option.

The table below indicates the number of homesites owned and homesites to which we had access through option contracts with third parties (“optioned”) or unconsolidated joint ventures (“JVs”) (i.e., controlled homesites) for each of our homebuilding segments and Homebuilding Other at February 28, 2010 and 2009:

	Controlled Homesites
February 28, 2010	Optioned	JVs	Total	Owned Homesites	Total Homesites
East	5,230	1,776	7,006	28,361	35,367
Central	1,307	2,610	3,917	15,363	19,280
West	20	7,236	7,256	25,083	32,339
Houston	798	2,067	2,865	6,636	9,501
Other	451	74	525	7,162	7,687

Total homesites	7,806	13,763	21,569	82,605	104,174

	Controlled Homesites
February 28, 2009	Optioned	JVs	Total	Owned Homesites	Total Homesites
East	7,716	3,690	11,406	25,199	36,605
Central	1,496	4,961	6,457	14,926	21,383
West	43	11,858	11,901	18,995	30,896
Houston	992	2,325	3,317	7,068	10,385
Other	502	677	1,179	7,979	9,158

Total homesites	10,749	23,511	34,260	74,167	108,427

We evaluate all option contracts for land to determine whether we are the primary beneficiary of certain of these option contracts. Although we do not have legal title to the optioned land, if we are deemed to be the primary beneficiary, we are required to consolidate the land under option at the purchase price of the optioned land. During the three months ended February 28, 2010, the effect of consolidation of these option contracts was an increase of $0.3 million to consolidated inventory not owned with a corresponding increase to liabilities related to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of February 28, 2010. This increase was offset by our exercise of options to acquire land under certain contracts previously consolidated and the deconsolidation of certain option contracts totaling $75.5 million related to the adoption of certain new provisions of ASC Topic 810, Consolidation, resulting in a net decrease in consolidated inventory not owned of $99.3 million for the three months ended February 28, 2010. To reflect the purchase price of the inventory consolidated, we reclassified $0.4 million of related option deposits from land under development to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of February 28, 2010. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and our cash deposits.

Our exposure to loss related to our option contracts with third parties and unconsolidated entities consisted of our non-refundable option deposits and pre-acquisitions costs totaling $127.2 million and $127.4 million, respectively, at February 28, 2010 and November 30, 2009. Additionally, we had posted $52.3 million and $58.2 million, respectively, of letters of credit in lieu of cash deposits under certain option contracts as of February 28, 2010 and November 30, 2009.

Contractual Obligations and Commercial Commitments

During the three months ended February 28, 2010, our contractual obligations with regards to debt changed as a result of a VIE consolidation in our new reportable segment, Rialto Investments. In February 2010, our Rialto segment acquired indirectly 40% managing member equity interests in two LLCs in partnership with the FDIC. The LLCs are considered variable interest entities and we were determined to be the primary beneficiary and therefore we consolidated the LLCs. Under the terms of the transaction, the FDIC provided $626.9 million of notes guaranteed by the FDIC with 0% interest, which are non-recourse to us. The following summarizes our contractual obligations as of February 28, 2010:

	Payments Due by Period
	Total	Nine months ending November 30, 2010	December 1, 2010 through November 30, 2011	December 1, 2011 through November 30, 2013	December 1, 2013 through November 30, 2015	Thereafter
(In thousands)
Lennar Homebuilding - Senior notes and other debts payable	$2,682,928	398,943	271,216	582,513	785,539	644,717
Lennar Financial Services - Notes and other debts payable	112,385	112,311	20	42	12	—
Interest commitments under interest-bearing debt (1)	778,644	123,173	147,309	248,044	181,809	78,309
Rialto Investments - Notes payable (2)	626,906	—	—	156,727	156,727	313,452
Other contractual obligation (3)	33,685	33,685	—	—	—	—

Total contractual obligations (4)	$4,234,548	668,112	418,545	987,326	1,124,087	1,036,478

(1)	Interest commitments on variable interest-bearing debt are determined based on the interest rate as of February 28, 2010.
(2)	Amount represents debt that consolidated as part of the LLC consolidation related to the FDIC transaction and is non-recourse to Lennar.
(3)	Commitment to fund an equity investment.
(4)	Total contractual obligations exclude our gross unrecognized tax benefits of $69.2 million as of February 28, 2010 because we are unable to make reasonable estimates as to the period of cash settlement with the respective taxing authorities.

We are subject to the usual obligations associated with entering into contracts (including option contracts) for the purchase, development and sale of real estate in the routine conduct of our business. Option contracts for the purchase of land generally enable us to defer acquiring portions of properties owned by third parties and unconsolidated entities until we have determined whether to exercise our option. This reduces our financial risk associated with land holdings. At February 28, 2010, we had access to 21,569 homesites through option contracts with third parties and unconsolidated entities in which we have investments. At February 28, 2010, we had $52.3 million of letters of credit posted in lieu of cash deposits under certain option contracts.

At February 28, 2010, we had letters of credit outstanding in the amount of $298.5 million (which included the $52.3 million of letters of credit discussed above). These letters of credit are generally posted either with regulatory bodies to guarantee our performance of certain development and construction activities or in lieu of cash deposits on option contracts. Additionally, at February 28, 2010, we had outstanding performance and surety bonds related to site improvements at various projects (including certain projects in our joint ventures) of $772.5 million. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all of the development and construction activities are completed. As of February 28, 2010, there were approximately $312.8 million, or 40%, of costs to complete related to these site improvements. We do not presently anticipate any draws upon these bonds, but if any such draws occur, we do not believe they would have a material effect on our financial position, results of operations or cash flows.

Our Lennar Financial Services segment had a pipeline of loan applications in process of $867.4 million at February 28, 2010. Loans in process for which interest rates were committed to the borrowers and builder commitments for loan programs totaled approximately $193.5 million as of February 28, 2010. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers or because borrowers may not meet certain criteria at the time of closing, the total commitments do not necessarily represent future cash requirements.

Our Lennar Financial Services segment uses mandatory mortgage-backed securities (“MBS”) forward commitments, option contracts and investor commitments to hedge our mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments, option contracts and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At February 28, 2010, we had open commitments amounting to $286.0 million to sell MBS with varying settlement dates through May 2010.

(3) New Accounting Pronouncements

See Note 16 of our condensed consolidated financial statements included under Item 1 of this Report for a discussion of new accounting pronouncements applicable to our Company.

(4) Critical Accounting Policies

We believe that there have been no significant changes to our critical accounting policies during the three months ended February 28, 2010, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended November 30, 2009, except for the following accounting policies that were updated as a result of the implementation of certain new provisions of ASC 810.

Consolidation of Variable Interest Entities

GAAP requires the consolidation of VIEs in which an enterprise has a controlling financial interest. A controlling financial interest will have both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.

Our variable interest in VIEs may be in the form of (1) equity ownership, (2) contracts to purchase assets, (3) management and development agreements between us and a VIE, (4) loans provided by us to a VIE or other partner and/or (5) guarantees provided by members to banks and other third parties. We examine specific criteria and use our judgment when determining if we are the primary beneficiary of a VIE. Factors considered in determining whether we are the primary beneficiary include risk and reward sharing, experience and financial condition of other partner(s), voting rights, involvement in day-to-day capital and operating decisions, representation on a VIE’s executive committee, existence of unilateral kick-out rights or voting rights, level of economic disproportionality between us and the other partner(s) and contracts to purchase assets from VIEs.

Generally, major decision making in our joint ventures is shared between all partners. In particular, business plans and budgets are generally required to be unanimously approved by all partners. Usually, management and other fees earned by us are nominal and believed to be at market and there is no significant economic disproportionality between us and other partners. Generally, we purchase less than a majority of the JV’s assets and the purchase prices under our option contracts are believed to be at market.

Generally, Lennar Homebuilding unconsolidated entities become VIEs and consolidate when the other partner(s) lack the intent and financial wherewithal to remain in the entity. As a result, we continue to fund operations and debt paydowns through partner loans or substituted capital contributions.

In addition, as a result of our new reportable segment, Rialto Investments, and our significant investments related to the FDIC transactions, we are in the process of evaluating additional critical accounting policies that may impact us beginning in our second quarter of 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our investments, debt obligations, loans held-for-sale and loans held-for-investment. We utilize forward commitments and option contracts to mitigate the risks associated with our mortgage loan portfolio.

During the three months ended February 28, 2010, our market risks with regard to debt related to our operations changed. In February 2010, our Rialto Investments segment acquired indirectly 40% managing member equity interests in two limited liability companies (“LLCs”) in partnership with the FDIC. The LLCs are considered variable interest entities and we were determined to be the primary beneficiary and therefore we consolidated the LLCs. Under the terms of the transaction the FDIC provided $626.9 million of notes guaranteed by the FDIC with 0% interest, which are non-recourse to us.

The following table presents principal cash flows and related weighted average effective interest rates by expected maturity dates and estimated fair values at February 28, 2010 for our Lennar Homebuilding senior notes and other debts payable, Lennar Financial Services notes and other debts payable and Rialto Investments notes payable. Weighted average variable interest rates are based on the variable interest rates at February 28, 2010.

Information Regarding Interest Rate Sensitivity

Principal (Notional) Amount by

Expected Maturity and Average Interest Rate

February 28, 2010

	Nine months ending November 30,	Years Ending November 30,							Fair Value at February 28,
(Dollars in millions)	2010	2011	2012	2013	2014	2015	Thereafter	Total	2010
LIABILITIES:
Lennar Homebuilding:
Senior notes and other debts payable:
Fixed rate	$222.1	259.2	4.7	347.5	269.0	504.9	643.7	2,251.1	2,286.3
Average interest rate	5.1%	5.9%	4.9%	6.0%	5.7%	5.6%	10.0%	6.9%	—
Variable rate	$176.9	12.0	181.3	49.0	11.6	—	1.0	431.8	431.8
Average interest rate	2.2%	4.7%	4.1%	3.7%	5.5%	—	3.4%	3.3%	—
Lennar Financial Services:
Notes and other debts payable:
Fixed rate	$0.1	—	—	—	—	—	—	0.1	0.1
Average interest rate	8.0%	—	—	—	—	—	—	8.0%	—
Variable rate	$112.3	—	—	—	—	—	—	112.3	112.3
Average interest rate	4.2%	—	—	—	—	—	—	4.2%	—
Rialto Investments:
Notes payable:
Fixed rate	$—	—	—	156.7	94.0	62.7	313.5	626.9	572.7
Average interest rate	—	—	—	0.0%	0.0%	0.0%	0.0%	0.0%	—

Item 4.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter that ended on February 28, 2010. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of February 28, 2010 to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

Our CEO and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended February 28, 2010. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings.

On March 31, 2010, the Court issued an order dismissing the plaintiff’s claims with prejudice related to a derivative suit in the United States District Court for the Southern District of Florida, Miami Division, entitled Doris Staehr, Derivatively on Behalf of Lennar Corporation v. Stuart A. Miller, et al., Case No. 08-20990-CIV, in which the plaintiff purported to assert claims for our benefit against some of our current and former officers and directors, alleging, among other things, breaches of fiduciary duties and inadequate or incorrect disclosures about the likelihood of a decline in the housing market and the effects it would have on us.

Item 1A.	Risk Factors.

There were no material changes to our risk factors from those previously disclosed in our Annual Report on Form 10-K for the fiscal year ended November 30, 2009.

Items 2 - 5.	Not applicable.

Item 6.	Exhibits.

31.1.	Rule 13a-14(a) certification by Stuart A. Miller, President and Chief Executive Officer.

31.2.	Rule 13a-14(a) certification by Bruce E. Gross, Vice President and Chief Financial Officer.

32.	Section 1350 certifications by Stuart A. Miller, President and Chief Executive Officer, and Bruce E. Gross, Vice President and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lennar Corporation
(Registrant)

Date: April 9, 2010	/s/ Bruce E. Gross
Bruce E. Gross
Vice President and Chief Financial Officer

Date: April 9, 2010	/s/ David M. Collins
David M. Collins
Controller