Form 10-Q
period 2010-05-31
LENNAR CORP /NEW/
filed 2010-07-09
CIK 920760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2010

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Common stock outstanding as of June 30, 2010:

Class A	153,650,497
Class B	31,291,294

Part I. Financial Information

Item 1.	Financial Statements.

Lennar Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

(unaudited)

	May 31, 2010 (1)	November 30, 2009 (1)
ASSETS
Lennar Homebuilding:
Cash and cash equivalents	$1,087,698	1,330,603
Restricted cash	134,929	9,225
Income tax receivables	11,769	334,428
Receivables, net	62,178	122,053
Inventories:
Finished homes and construction in progress	1,604,258	1,503,346
Land under development	2,082,505	1,990,430
Consolidated inventory not owned	475,371	594,213

Total inventories	4,162,134	4,087,989
Investments in unconsolidated entities	609,653	599,266
Other assets	299,726	263,803

	6,368,087	6,747,367

Rialto Investments:
Cash and cash equivalents	62,932	—
Defeasance cash to retire notes payable	33,723	—
Loans receivable	1,192,002	—
Investments in unconsolidated entities	65,176	9,874
Other assets	22,581	—

	1,376,414	9,874
Lennar Financial Services	504,379	557,550

Total assets	$8,248,880	7,314,791

(1)	As a result of the adoption of certain provisions of Accounting Standards Codification (“ASC”) Topic 810, Consolidations, (“ASC 810”) the Company is required to separately disclose on its condensed consolidated balance sheets the assets of consolidated variable interest entities (“VIEs”) that are owned by the consolidated VIEs and non-recourse liabilities of consolidated VIEs.

As of May 31, 2010, total assets include $2,137.7 million related to consolidated VIEs of which $61.8 million is included in Lennar Homebuilding cash and cash equivalents, $0.1 million in Lennar Homebuilding restricted cash, $6.4 million in Lennar Homebuilding receivables, net, $236.6 million in Lennar Homebuilding finished homes and construction in progress, $334.2 million in Lennar Homebuilding land under development, $36.9 million in Lennar Homebuilding investments in unconsolidated entities, $154.3 million in Lennar Homebuilding other assets, $61.5 million in Rialto Investments cash and cash equivalents, $33.7 million in Rialto Investments defeasance cash to retire notes payable, $1,192.0 million in Rialto Investments loans receivable and $20.2 million in Rialto Investments other assets.

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

Lennar Corporation and Subsidiaries

Condensed Consolidated Balance Sheets — (Continued)

(In thousands, except per share amounts)

(unaudited)

	May 31, 2010 (2)	November 30, 2009 (2)
LIABILITIES AND EQUITY
Lennar Homebuilding:
Accounts payable	$173,509	169,596
Liabilities related to consolidated inventory not owned	404,563	518,359
Senior notes and other debts payable	2,890,212	2,761,352
Other liabilities	781,556	862,584

	4,249,840	4,311,891

Rialto Investments:
Notes payable and other liabilities	628,596	—
Lennar Financial Services	341,511	414,886

Total liabilities	5,219,947	4,726,777

Stockholders’ equity:
Preferred stock	—	—
Class A common stock of $0.10 par value per share; Authorized: May 31, 2010 and November 30, 2009 – 300,000 shares; Issued: May 31, 2010 – 165,312 shares and November 30, 2009 – 165,155 shares	16,531	16,515
Class B common stock of $0.10 par value per share; Authorized: May 31, 2010 and November 30, 2009 – 90,000 shares; Issued: May 31, 2010 – 32,971 shares and November 30, 2009 – 32,964 shares	3,297	3,296
Additional paid-in capital	2,222,715	2,208,934
Retained earnings	846,833	828,424
Treasury stock, at cost; May 31, 2010 – 11,662 Class A common shares and 1,680 Class B common shares; November 30, 2009 – 11,543 Class A common shares and 1,680 Class B common shares	(615,483)	(613,690)

Total stockholders’ equity	2,473,893	2,443,479

Noncontrolling interests	555,040	144,535

Total equity	3,028,933	2,588,014

Total liabilities and equity	$8,248,880	7,314,791

(2)	As of May 31, 2010, total liabilities include $874.8 million related to consolidated VIEs of which $13.0 million is included in Lennar Homebuilding accounts payable, $186.8 million in Lennar Homebuilding senior notes and other debts payable, $47.4 million in Lennar Homebuilding other liabilities and $627.6 million in Rialto Investments notes payable and other liabilities.

As of November 30, 2009, total liabilities include $274.5 million related to consolidated VIEs of which $27.2 million is included in Lennar Homebuilding accounts payable, $187.2 million in Lennar Homebuilding senior notes and other debts payable and $60.1 million in Lennar Homebuilding other liabilities.

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended May 31,		Six Months Ended May 31,
	2010	2009	2010	2009
Revenues:
Lennar Homebuilding	$705,328	805,229	1,226,104	1,334,263
Lennar Financial Services	74,536	86,624	127,901	150,653
Rialto Investments	34,617	—	34,918	—

Total revenues	814,481	891,853	1,388,923	1,484,916

Costs and expenses:
Lennar Homebuilding (1)	656,689	839,275	1,158,654	1,445,834
Lennar Financial Services	60,883	70,085	115,149	133,622
Rialto Investments	19,514	465	20,917	1,021
Corporate general and administrative	22,234	29,774	44,874	57,249

Total costs and expenses	759,320	939,599	1,339,594	1,637,726

Lennar Homebuilding equity in loss from unconsolidated entities (2)	(1,402)	(59,890)	(10,296)	(62,807)
Other income (expense), net (3)	(253)	(8,029)	13,950	(43,834)
Other interest expense	(17,516)	(14,493)	(36,181)	(26,522)
Rialto Investments equity in loss from unconsolidated entities	(436)	—	(293)	—

Earnings (loss) before income taxes	35,554	(130,158)	16,509	(285,973)
Benefit (provision) for income taxes (4)	11,030	(1,547)	22,602	(3,395)

Net earnings (loss) (including net earnings (loss) attributable to noncontrolling interests)	46,584	(131,705)	39,111	(289,368)
Less: Net earnings (loss) attributable to noncontrolling interests	6,865	(6,520)	5,915	(8,254)

Net earnings (loss) attributable to Lennar	$39,719	(125,185)	33,196	(281,114)

Basic and diluted earnings (loss) per share	$0.21	(0.76)	0.18	(1.74)

Cash dividends per each Class A and Class B common share	$0.04	0.04	0.08	0.08

(1)	Lennar Homebuilding costs and expenses include $5.6 million and $13.1 million, respectively, of valuation adjustments for the three and six months ended May 31, 2010; and $42.0 million and $93.2 million, respectively, of valuation adjustments for the three and six months ended May 31, 2009.
(2)	Lennar Homebuilding equity in loss from unconsolidated entities includes $50.1 million of valuation adjustments related to assets of unconsolidated entities in which the Company has investments, for both the three and six months ended May 31, 2009.
(3)	Other income (expense), net includes $7.0 million and $44.2 million, respectively, of valuation adjustments to investments in unconsolidated entities for the three and six months ended May 31, 2009.
(4)	Benefit (provision) for income taxes includes a valuation allowance of $2.0 million and $4.8 million, respectively, for the three and six months ended May 31, 2010; and $44.4 million and $102.2 million, respectively, for the three and six months ended May 31, 2009.

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended May 31,
	2010	2009
Cash flows from operating activities:
Net earnings (loss) (including net earnings (loss) attributable to noncontrolling interests)	$39,111	(289,368)
Adjustments to reconcile net earnings (loss) (including net earnings (loss) attributable to noncontrolling interests) to net cash provided by operating activities:
Depreciation and amortization	6,350	10,163
Amortization of discount/premium on debt, net	1,179	994
Lennar Homebuilding equity in loss from unconsolidated entities, including $50.1 million of the Company’s share of valuation adjustments related to assets of unconsolidated entities for the six months ended May 31, 2009	10,296	62,807
Distributions of earnings from Lennar Homebuilding unconsolidated entities	772	1,739
Rialto Investments equity in loss from unconsolidated entities	293	—
Distributions of earnings from Rialto Investments unconsolidated entities	717	—
Share-based compensation expense	11,639	15,592
Gain on retirement of Lennar Homebuilding other debt	(13,617)	—
Loss on retirement of Lennar Homebuilding senior notes	11,714	—
Valuation adjustments and write-offs of option deposits and pre-acquisition costs	14,971	137,471
Changes in assets and liabilities:
Decrease (increase) in restricted cash	30	(16,162)
Decrease in receivables	389,042	235,110
(Increase) decrease in inventories, excluding valuation adjustments and write-offs of option deposits and pre-acquisition costs	(131,262)	225,014
Decrease in other assets	18,106	17,740
Decrease (increase) in Lennar Financial Services loans held-for-sale	12,218	(38,629)
Decrease in accounts payable and other liabilities	(96,885)	(109,742)

Net cash provided by operating activities	274,674	252,729

Cash flows from investing activities:
Increase in restricted cash related to cash collateralized letters of credit	(125,895)	—
Net additions to operating properties and equipment	(942)	(649)
Investments in and contributions to Lennar Homebuilding unconsolidated entities	(58,151)	(108,438)
Distributions of capital from Lennar Homebuilding unconsolidated entities	12,771	3,707
Investments in and contributions to Rialto Investments unconsolidated entities	(56,315)	(9,874)
Investments in and contributions to Rialto Investments consolidated entities (net of $87.8 million cash and cash equivalents consolidated)	(177,225)	—
Increase in Rialto Investments defeasance cash to retire notes payable	(33,723)	—
Decrease in Lennar Financial Services loans held-for-investment	1,393	2,843
Purchases of investment securities	(5,726)	(84)
Proceeds from sales and maturities of investment securities	619	14,579

Net cash used in investing activities	(443,194)	(97,916)

Cash flows from financing activities:
Net borrowings (repayments) under Lennar Financial Services debt	(56,500)	50,924
Proceeds from 6.95% senior notes due 2018	247,323	—
Debt issuance costs of 6.95% senior notes due 2018	(3,438)	—
Proceeds from 2.00% convertible senior notes due 2020	276,500	—
Debt issuance costs of 2.00% convertible senior notes due 2020	(5,347)	—
Partial redemption of 5.125% senior notes due 2010	(152,710)	—
Partial redemption of 5.95% senior notes due 2011	(137,973)	—

Lennar Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows — (Continued)

(In thousands)

(unaudited)

	Six Months Ended May 31,
	2010	2009
Partial redemption of 5.95% senior notes due 2013	$(84,738)	—
Proceeds from 12.25% senior notes due 2017	—	392,392
Debt issuance costs of 12.25% senior notes due 2017	—	(5,500)
Redemption of 7 5/8% senior notes due 2009	—	(281,477)
Proceeds from other borrowings	3,926	15,788
Principal payments on other borrowings	(83,446)	(52,597)
Exercise of land option contracts from an unconsolidated land investment venture	(27,625)	(8,075)
Receipts related to noncontrolling interests	10,130	3,558
Payments related to noncontrolling interests	(3,128)	(3,366)
Common stock:
Issuances	1,753	123,780
Repurchases	(1,793)	(1,075)
Dividends	(14,787)	(13,256)

Net cash (used in) provided by financing activities	(31,853)	221,096

Net (decrease) increase in cash and cash equivalents	(200,373)	375,909
Cash and cash equivalents at beginning of period	1,457,438	1,203,422

Cash and cash equivalents at end of period	$1,257,065	1,579,331

Summary of cash and cash equivalents:
Lennar Homebuilding	$1,087,698	1,447,011
Lennar Financial Services	106,435	132,320
Rialto Investments	62,932	—

	$1,257,065	1,579,331

Supplemental disclosures of non-cash investing and financing activities:
Non-cash contributions to Lennar Homebuilding unconsolidated entities	$3,322	239
Purchases of inventories financed by sellers	$9,714	90,080
Rialto Investments real estate acquired through, or in lieu of, foreclosure	$2,847	—
Consolidations of newly formed or previously unconsolidated entities, net:
Receivables	$—	521
Loans receivable	$1,183,460	—
Inventories	$27,538	85,430
Investments in unconsolidated entities	$(16,882)	(25,585)
Investments in consolidated entities	$(177,225)	—
Other assets	$64,377	4,325
Debts payable and other liabilities	$(683,680)	(64,744)
Noncontrolling interests	$(397,588)	53

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

(1) Basis of Presentation

Basis of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Lennar Corporation and all subsidiaries, partnerships and other entities in which Lennar Corporation has a controlling interest and VIEs (see Note 15) in which Lennar Corporation is deemed to be the primary beneficiary (the “Company”). The Company’s investments in both unconsolidated entities in which a significant, but less than controlling, interest is held and in VIEs in which the Company is not deemed to be the primary beneficiary, are accounted for by the equity method. All intercompany transactions and balances have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended November 30, 2009 filed on Form 8-K dated April 26, 2010. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the accompanying condensed consolidated financial statements have been made.

The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The condensed consolidated statements of operations for the three and six months ended May 31, 2010 are not necessarily indicative of the results to be expected for the full year.

On December 1, 2009, the Company adopted certain provisions of ASC 810. As required by these provisions, the presentation of noncontrolling interests, previously referred to as minority interests, has been changed on the condensed consolidated balance sheets to be reflected as a component of total equity and on the condensed consolidated statements of operations to separately disclose the amount of net earnings (loss) attributable to Lennar and the noncontrolling interests. In addition, the Company has also presented the changes in equity attributable to both Lennar Corporation and the noncontrolling interests of its subsidiaries (see Note 4).

In addition, on December 1, 2009, the Company also adopted other provisions of ASC 810 that amended the consolidation guidance applicable to VIEs and the definition of a VIE, and require enhanced disclosures to provide more information about an enterprise’s involvement in a VIE. ASC 810 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE. The adoption of these provisions resulted in certain additional disclosures and in the deconsolidation of certain option contracts totaling $75.5 million, previously included in the Company’s consolidated inventory not owned in its condensed consolidated balance sheets (see Note 15).

Reclassifications

Certain prior year amounts in the condensed consolidated financial statements have been reclassified to conform with the 2010 presentation. These reclassifications had no impact on the Company’s results of operations. For the three and six months ended May 31, 2009, the Company included other interest expense as a component of other income (expense), net in the condensed consolidated statements of operations. In 2010, the Company separately disclosed other interest expense in its condensed consolidated statements of operations and reclassified prior year amounts to conform with the 2010 presentation. In addition, as a result of the Company’s new reportable segment, Rialto Investments, the Company reclassified certain prior year amounts in the condensed consolidated financial statements to conform with the 2010 presentation.

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

The Rialto Investments (“Rialto”) segment is a new reportable segment that met the reportable segment criteria set forth in GAAP beginning in the first quarter of 2010. All prior year segment information has been restated to conform with the 2010 presentation. The change had no effect on the Company’s condensed consolidated financial statements, except for certain reclassifications (see Note 1). Rialto focuses on commercial and residential real estate opportunities arising from dislocations in the United States real estate markets and the eventual restructure and recapitalization of those markets.

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

Operations of the Lennar Financial Services segment include primarily mortgage financing, title insurance and closing services for both buyers of the Company’s homes and others. Substantially all of the loans the Lennar Financial Services segment originates are sold in the secondary mortgage market on a servicing released, non-recourse basis; although, the Company remains liable for certain limited representations and warranties related to loan sales. Lennar Financial Services operating earnings consist of revenues generated primarily from mortgage financing, title insurance and closing services, less the cost

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

-of such services and certain selling, general and administrative expenses incurred by the segment. The Lennar Financial Services segment operates primarily in the same states as the Company’s homebuilding operations, as well as in other states.

Operations of the Rialto segment include sourcing, underwriting, pricing, managing, turning around and ultimately monetizing real estate assets, as well as providing similar services to others in markets across the country. Rialto Investments operating earnings (loss) consists of revenues generated primarily from accretable interest income associated with the portfolios of real estate loans acquired in partnership with the FDIC, fees for sub-advisory services and equity in earnings (loss) from unconsolidated entities, less the costs incurred by the segment for managing the portfolios and providing advisory services.

Each reportable segment follows the same accounting principles described in Note 1 – “Summary of Significant Accounting Policies” to the consolidated financial statements for the year ended November 30, 2009 filed on Form 8-K dated April 26, 2010. In addition, the Rialto Investments reportable segment also follows the accounting policies identified in Section 4 of Item 2 of this Form 10-Q, “Critical Accounting Policies.” Operational results of each segment are not necessarily indicative of the results that would have occurred had the segment been an independent stand alone entity during the periods presented.

Financial information relating to the Company’s operations was as follows:

(In thousands)	May 31, 2010	November 30, 2009
Assets:
Homebuilding East	$1,520,175	1,469,671
Homebuilding Central	717,251	703,669
Homebuilding West	1,998,977	1,986,558
Homebuilding Houston	228,398	214,706
Homebuilding Other	750,221	756,068
Rialto Investments (1)	1,376,414	9,874
Lennar Financial Services	504,379	557,550
Corporate and unallocated	1,153,065	1,616,695

Total assets	$8,248,880	7,314,791

(1)	Consists primarily of assets of consolidated VIEs (see Note 8).

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

	Three Months Ended May 31,		Six Months Ended May 31,
(In thousands)	2010	2009	2010	2009
Revenues:
Homebuilding East	$223,887	229,047	365,947	409,745
Homebuilding Central	101,871	92,589	167,954	155,298
Homebuilding West	179,267	277,717	343,584	418,943
Homebuilding Houston	103,286	116,876	179,080	197,904
Homebuilding Other	97,017	89,000	169,539	152,373
Lennar Financial Services	74,536	86,624	127,901	150,653
Rialto Investments	34,617	—	34,918	—

Total revenues (1)	$814,481	891,853	1,388,923	1,484,916

Operating earnings (loss):
Homebuilding East	$15,735	(1,204)	36,258	(33,496)
Homebuilding Central	(456)	(18,577)	(7,703)	(45,223)
Homebuilding West	1,664	(90,551)	(6,228)	(149,881)
Homebuilding Houston	9,187	6,217	14,641	6,432
Homebuilding Other	3,338	(12,343)	(2,045)	(22,566)
Lennar Financial Services	13,653	16,539	12,752	17,031
Rialto Investments	14,667	(465)	13,708	(1,021)

Total operating earnings (loss)	57,788	(100,384)	61,383	(228,724)
Corporate and unallocated	(22,234)	(29,774)	(44,874)	(57,249)

Earnings (loss) before income taxes	$35,554	(130,158)	16,509	(285,973)

(1)	Total revenues are net of sales incentives of $90.4 million ($31,100 per home delivered) and $164.1 million ($33,600 per home delivered), respectively, for the three and six months ended May 31, 2010, compared to $165.2 million ($52,600 per home delivered) and $273.1 million ($51,800 per home delivered), respectively, for the three and six months ended May 31, 2009.

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

Valuation adjustments and write-offs relating to the Company’s operations were as follows:

(In thousands)	Three Months Ended May 31,		Six Months Ended May 31,
	2010	2009	2010	2009
Valuation adjustments to finished homes, CIP and land on which the Company intends to build homes:
East	$2,467	8,793	2,764	22,271
Central	191	2,173	1,290	10,254
West	1,924	15,626	2,613	34,024
Houston	40	97	100	243
Other	420	7,869	4,344	8,546

Total	5,042	34,558	11,111	75,338

Valuation adjustments to land the Company intends to sell or has sold to third parties:
East	45	1,978	45	2,117
Central	446	1,100	1,780	1,178
West	116	2,528	116	2,528

Total	607	5,606	1,941	5,823

Write-offs of option deposits and pre-acquisition costs:
East	—	—	—	5,780
Central	—	—	—	82
West	—	1,188	—	1,703
Houston	—	—	—	721
Other	—	653	—	3,786

Total	—	1,841	—	12,072

Company’s share of valuation adjustments related to assets of unconsolidated entities:
East	—	251	—	251
Central	—	854	—	854
West	—	48,945	1,216	48,945

Total	—	50,050	1,216	50,050

Valuation adjustments to investments in unconsolidated entities:
East	401	—	401	2,566
Central	—	4,537	—	12,155
West	—	2,476	—	28,026
Other	—	—	—	1,491

Total	401	7,013	401	44,238

Write-offs of other receivables:
Other	—	—	1,518	—

Total	—	—	1,518	—

Total valuation adjustments and write-offs of option deposits and pre-acquisition costs and other receivables	$6,050	99,068	16,187	187,521

The Company recorded significantly lower valuation adjustments during the three and six months ended May 31, 2010. Up until the expiration of the Federal homebuyer tax credit at the end of April, demand trends in the communities in which the Company is selling homes indicated that the market may be stabilizing and that homebuyers are more confident and are taking advantage of increased affordability resulting from lower home prices, historically low interest rates and government stimulus programs despite a high unemployment rate, foreclosures and tight credit standards. If these trends do not continue and there is further deterioration in the homebuilding market, it may cause additional pricing pressures and slower absorption.

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

This may potentially lead to additional valuation adjustments in the future. In addition, market conditions may cause the Company to re-evaluate its strategy regarding certain assets that could result in further valuation adjustments and/or additional write-offs of option deposits and pre-acquisition costs due to abandonment of those options contracts.

(3) Lennar Homebuilding Investments in Unconsolidated Entities

Summarized condensed financial information on a combined 100% basis related to Lennar Homebuilding’s unconsolidated entities that are accounted for by the equity method was as follows:

Statements of Operations

	Three Months Ended May 31,		Six Months Ended May 31,
(In thousands)	2010	2009	2010	2009
Revenues	$42,768	53,460	99,523	119,243
Costs and expenses	68,820	580,167	148,000	695,365

Net loss of unconsolidated entities (1)	$(26,052)	(526,707)	(48,477)	(576,122)

The Company’s share of net loss recognized	$(1,402)	(59,890)	(10,296)	(62,807)

(1)	The net loss of unconsolidated entities for the three and six months ended May 31, 2009 was primarily related to valuation adjustments recorded by the unconsolidated entities. The Company’s exposure to such losses was significantly lower as a result of its small ownership interest in the respective unconsolidated entities or its previous valuation adjustments to its investments in unconsolidated entities.

Balance Sheets

(Dollars in thousands)	May 31, 2010	November 30, 2009
Assets:
Cash and cash equivalents	$118,942	171,946
Inventories	3,581,140	3,628,491
Other assets	300,914	403,383

	$4,000,996	4,203,820

Liabilities and equity:
Accounts payable and other liabilities	$325,064	366,141
Debt	1,438,161	1,588,390
Equity of:
The Company	609,653	599,266
Others	1,628,118	1,650,023

Total equity of unconsolidated entities	2,237,771	2,249,289

	$4,000,996	4,203,820

The Company’s equity in its unconsolidated entities	27%	27%

In fiscal 2007, the Company sold a portfolio of land to a strategic land investment venture with Morgan Stanley Real Estate Fund II, L.P., an affiliate of Morgan Stanley & Co., Inc., in which the Company has a 20% ownership interest and 50% voting rights. Due to the Company’s continuing involvement, the transaction did not qualify as a sale by the Company under GAAP; thus, the inventory has remained on the Company’s consolidated balance sheet in consolidated inventory not owned. As of May 31, 2010 and November 30, 2009, the portfolio of land (including land development costs) of $452.1 million and $477.9 million, respectively, is reflected as inventory in the summarized condensed financial information related to Lennar Homebuilding’s unconsolidated entities.

The Lennar Homebuilding unconsolidated entities in which the Company has investments usually finance their activities with a combination of partner equity and debt financing. In some instances, the Company and its partners have guaranteed debt of certain unconsolidated entities.

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

The summary of the Company’s net recourse exposure related to the Lennar Homebuilding unconsolidated entities in which the Company has investments was as follows:

(In thousands)	May 31, 2010	November 30, 2009
Several recourse debt – repayment	$37,316	42,691
Several recourse debt – maintenance	49,769	75,238
Joint and several recourse debt – repayment	75,017	85,799
Joint and several recourse debt – maintenance	71,592	81,592
Land seller debt and other debt recourse exposure	—	2,420

The Company’s maximum recourse exposure	233,694	287,740
Less: joint and several reimbursement agreements with the Company’s partners	(87,757)	(93,185)

The Company’s net recourse exposure	$145,937	194,555

During the six months ended May 31, 2010, the Company reduced its maximum recourse exposure related to indebtedness of Lennar Homebuilding unconsolidated entities by $54.0 million, of which $32.0 million was paid by the Company and $22.0 million related to the reduction of joint ventures, the reduction of joint and several recourse debt and the joint ventures selling inventory. As of May 31, 2010, the Company had $13.1 million of obligation guarantees recorded as a liability on its condensed consolidated balance sheet. The obligation guarantees are estimated based on current facts and circumstances and any unexpected changes may lead the Company to incur additional liabilities under its obligation guarantees in the future.

The recourse debt exposure in the previous table represents the Company’s maximum recourse exposure to loss from guarantees and does not take into account the underlying value of the collateral or the other assets of the borrowers that are available to repay the debt or to reimburse the Company for any payments on its guarantees. The Lennar Homebuilding unconsolidated entities that have recourse debt have a significant amount of assets and equity. The summarized balance sheets of the Lennar Homebuilding unconsolidated entities with recourse debt were as follows:

(In thousands)	May 31, 2010	November 30, 2009
Assets	$1,095,862	1,324,993
Liabilities	638,937	777,836
Equity	456,925	547,157

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

In many of the loans to Lennar Homebuilding unconsolidated entities, the Company and its joint venture partners (or entities related to them) have been required to give guarantees of completion to the lenders. Those completion guarantees may require that the guarantors complete the construction of the improvements for which the financing was obtained. If the construction is to be done in phases, very often the guarantee is to complete only the phases as to which construction has already commenced and for

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

which loan proceeds were used.

During the three months ended May 31, 2010, there were payments of $5.0 million under the Company’s maintenance guarantees and there were other loan paydowns of $21.1 million, a portion of which related to amounts paid under the Company’s repayment guarantees. During the three months ended May 31, 2009, there were payments of $18.0 million under the Company’s maintenance guarantees and there were other loan repayments of $19.7 million, a portion of which related to amounts paid under the Company’s repayment guarantees. During the three months ended May 31, 2010 and 2009, there were no payments under completion guarantees.

During the six months ended May 31, 2010, there were payments of $5.0 million under the Company’s maintenance guarantees and there were other loan paydowns of $27.0 million, a portion of which related to amounts paid under the Company’s repayment guarantees. During the six months ended May 31, 2009, there were payments of $18.0 million under the Company’s maintenance guarantees and there were other loan repayments of $38.5 million, a portion of which related to amounts paid under the Company’s repayment guarantees. During the six months ended May 31, 2010, there were no payments under completion guarantees. During the six months ended May 31, 2009, there was a payment of $5.6 million under a completion guarantee related to one joint venture. Payments made under guarantees are recorded primarily as contributions to the Company’s Lennar Homebuilding unconsolidated entities.

As of May 31, 2010, the fair values of the maintenance guarantees, completion guarantees and repayment guarantees were not material. The Company believes that as of May 31, 2010, in the event it becomes legally obligated to perform under a guarantee of the obligation of a Lennar Homebuilding unconsolidated entity due to a triggering event under a guarantee, most of the time the collateral should be sufficient to repay at least a significant portion of the obligation or the Company and its partners would contribute additional capital into the venture.

In certain instances, the Company has placed performance letters of credit and surety bonds with municipalities for its joint ventures (see Note 11).

The total debt of the Lennar Homebuilding unconsolidated entities in which the Company has investments was as follows:

(Dollars in thousands)	May 31, 2010	November 30, 2009
The Company’s net recourse exposure	$145,937	194,555
Reimbursement agreements from partners	87,757	93,185

The Company’s maximum recourse exposure	$233,694	287,740

Non-recourse bank debt and other debt (partners’ share of several recourse)	$104,482	140,078
Non-recourse land seller debt or other debt	46,604	47,478
Non-recourse bank debt with completion guarantees	607,876	608,397
Non-recourse bank debt without completion guarantees	445,505	504,697

Non-recourse debt to the Company	1,204,467	1,300,650

Total debt	$1,438,161	1,588,390

The Company’s maximum recourse exposure as a % of total JV debt	16%	18%

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

(unaudited)

(4) Equity and Comprehensive Income (Loss)

The following table reflects the changes in equity attributable to both Lennar Corporation and the noncontrolling interests of its consolidated subsidiaries in which it has less than a 100% ownership interest for both the six months ended May 31, 2010 and 2009:

		Stockholders’ Equity
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Treasury Stock	Retained Earnings	Noncontrolling Interests
Balance at November 30, 2009	$2,588,014	16,515	3,296	2,208,934	(613,690)	828,424	144,535
Net earnings (including net earnings attributable to noncontrolling interests)	39,111	—	—	—	—	33,196	5,915
Employee stock and directors plans	3,878	16	1	5,654	(1,793)	—	—
Amortization of restricted stock	8,127	—	—	8,127	—	—	—
Cash dividends	(14,787)	—	—	—	—	(14,787)	—
Receipts related to noncontrolling interests	10,130	—	—	—	—	—	10,130
Payments related to noncontrolling interests	(3,128)	—	—	—	—	—	(3,128)
Rialto Investments non-cash consolidations	397,588	—	—	—	—	—	397,588

Balance at May 31, 2010	$3,028,933	16,531	3,297	2,222,715	(615,483)	846,833	555,040

		Stockholders’ Equity
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Treasury Stock	Retained Earnings	Noncontrolling Interests
Balance at November 30, 2008	$2,788,753	14,050	3,296	1,944,626	(612,124)	1,273,159	165,746
Net loss (including net loss attributable to noncontrolling interests)	(289,368)	—	—	—	—	(281,114)	(8,254)
Issuance of Class A common shares	123,778	1,281	—	122,497	—	—	—
Employee stock and directors plans	19,977	207	—	20,845	(1,075)	—	—
Amortization of restricted stock	9,614	—	—	9,614	—	—	—
Cash dividends	(13,256)	—	—	—	—	(13,256)	—
Receipts related to noncontrolling interests	3,558	—	—	—	—	—	3,558
Payments related to noncontrolling interests	(3,366)	—	—	—	—	—	(3,366)
Non-cash activity related to noncontrolling interests	815	—	—	—	—	—	815

Balance at May 31, 2009	$2,640,505	15,538	3,296	2,097,582	(613,199)	978,789	158,499

Comprehensive income (loss) attributable to Lennar was the same as its net earnings (loss) attributable to Lennar for both the three and six months ended May 31, 2010 and 2009. Comprehensive income (loss) attributable to noncontrolling interests was the same as the net earnings (loss) attributable to noncontrolling interests for both the three and six months ended May 31, 2010 and 2009.

The Company has a stock repurchase program which permits the purchase of up to 20 million shares of its outstanding common stock. There were no share repurchases during both the three and six months ended May 31, 2010 and 2009 under the stock repurchase program. As of May 31, 2010, 6.2 million shares of common stock can be repurchased in the future under the program.

During the three months ended May 31, 2010, treasury stock increased by an immaterial amount of common shares. During the six months ended May 31, 2010, treasury stock increased by 0.1 million common shares, in connection with activity related to the Company’s equity compensation plan and forfeitures of restricted stock.

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

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

Based upon an evaluation of all available evidence, during the three and six months ended May 31, 2010, the Company recorded an additional valuation allowance of $2.0 million and $4.8 million, respectively, against the entire amount of deferred tax assets generated during the periods. At May 31, 2010 and November 30, 2009, the Company’s deferred tax asset valuation allowance was $652.2 million and $647.4 million, respectively. In future periods, the allowance could be reduced based on sufficient evidence indicating that it is more likely than not that a portion or all of the Company’s deferred tax assets will be realized.

At May 31, 2010 and November 30, 2009, the Company had $46.0 million and $77.2 million, respectively, of gross unrecognized tax benefits. During the six months ended May 31, 2010, total unrecognized tax benefits decreased by $31.2 million primarily as a result of the withdrawal of an issue by the IRS and settlements with state taxing authorities. If the Company were to recognize these tax benefits, $24.9 million would affect the Company’s effective tax rate.

The Company expects the total amount of unrecognized tax benefits to decrease by $14.4 million within twelve months as a result of the settlement of certain tax accounting items with the IRS with respect to the prior examination cycle that carried over to the current years under examination, and as a result of the conclusion of examinations with a number of state taxing authorities. The majority of these items were previously recorded as deferred tax liabilities and the settlement will not affect the Company’s tax rate.

At May 31, 2010, the Company had $26.8 million accrued for interest and penalties, of which $1.3 million was recorded during the six months ended May 31, 2010. The accrual for interest was reduced by $8.1 million during the six months ended May 31, 2010 as a result of settlements with state taxing authorities and the withdrawal of an issue by the IRS. At November 30, 2009, the Company had $33.6 million accrued for interest and penalties.

The IRS is currently examining the Company’s federal income tax returns for fiscal years 2005 through 2009, and certain state taxing authorities are examining various fiscal years. The final outcome of these examinations is not yet determinable. The statute of limitations for the Company’s major tax jurisdictions remains open for examination for fiscal years 2003 and subsequent years.

(6) Earnings (Loss) Per Share

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

Effective December 1, 2009, the Company adopted certain provisions under ASC Topic 260, Earnings per Share. Under these provisions, all outstanding nonvested shares that contain non-forfeitable rights to dividends or dividend equivalents that participate in undistributed earnings with common stock are considered participating securities and, therefore, are included in computing earnings per share pursuant to the two-class method. The two class method is an earnings allocation formula that determines earnings per

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

share for each class of common stock and participating securities according to dividends or dividend equivalents and participation rights in undistributed earnings. The Company’s restricted common stock (“nonvested shares”) are considered participating securities. For the three and six months ended May 31, 2009, the nonvested shares were excluded from the calculation of the denominator for diluted loss per share because including them would be anti-dilutive due to the Company’s net loss during those periods. The adoption of these provisions did not have a material impact to the Company’s basic and diluted loss per share.

Basic and diluted earnings (loss) per share were calculated as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
(In thousands, except per share amounts)	2010	2009	2010	2009
Numerator:
Net earnings (loss) attributable to Lennar	$39,719	(125,185)	33,196	(281,114)
Less: distributed earnings allocated to nonvested shares	75	50	162	113
Less: undistributed earnings allocated to nonvested shares	336	—	203	—

Numerator for basic earnings (loss) per share	39,308	(125,235)	32,831	(281,227)
Plus: interest on 2.00% convertible senior notes due 2020, net of tax	252	—	252	—

Numerator for diluted earnings (loss) per share	$39,560	(125,235)	33,083	(281,227)

Denominator:
Denominator for basic earnings (loss) per share – weighted average common shares outstanding	183,012	164,582	182,836	161,601
Effect of dilutive securities:
Share-based payment	443	—	243	—
2.00% convertible senior notes due 2020	2,936	—	1,468	—

Denominator for diluted earnings (loss) per share – weighted average common shares outstanding	186,391	164,582	184,547	161,601

Basic earnings (loss) per share	$0.21	(0.76)	0.18	(1.74)

Diluted earnings (loss) per share	$0.21	(0.76)	0.18	(1.74)

Options to purchase 1.9 million and 7.3 million shares, respectively, of common stock were outstanding and anti-dilutive for the three months ended May 31, 2010 and 2009. Options to purchase 2.2 million and 8.0 million shares, respectively, of common stock were outstanding and anti-dilutive for the six months ended May 31, 2010 and 2009.

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

(7) Lennar Financial Services Segment

The assets and liabilities related to the Lennar Financial Services segment were as follows:

(In thousands)	May 31, 2010	November 30, 2009
Assets:
Cash and cash equivalents	$106,435	126,835
Restricted cash	25,807	25,646
Receivables, net (1)	100,566	123,967
Loans held-for-sale (2)	170,201	182,706
Loans held-for-investment, net	22,466	25,131
Investments held-to-maturity	7,619	2,512
Goodwill	34,046	34,046
Other (3)	37,239	36,707

	$504,379	557,550

Liabilities:
Notes and other debts payable	$161,057	217,557
Other (4)	180,454	197,329

	$341,511	414,886

(1)	Receivables, net primarily relate to loans sold to investors for which the Company had not yet been paid as of May 31, 2010 and November 30, 2009, respectively.
(2)	Loans held-for-sale relate to unsold loans carried at fair value.
(3)	Other assets include mortgage loan commitments carried at fair value of $6.0 million and $4.7 million, respectively, as of May 31, 2010 and November 30, 2009.
(4)	Other liabilities include forward contracts carried at fair value of $4.1 million and $3.6 million, respectively, as of May 31, 2010 and November 30, 2009.

At May 31, 2010, the Lennar Financial Services segment had a warehouse repurchase facility that matures in July 2010 with a maximum aggregate commitment of $125 million and a warehouse repurchase facility that matured in June 2010 with a maximum aggregate commitment of $200 million. In addition, at May 31, 2010, the Lennar Financial Services segment had a warehouse repurchase facility that was renewed in May 2010 and matures in April 2011 with a maximum aggregate commitment of $100 million and an additional uncommitted amount of $100 million. At May 31, 2010, the maximum aggregate commitment under these facilities totaled $425 million.

In June 2010, the Lennar Financial Services segment amended its warehouse repurchase facility that matured in June 2010 by extending its maturity to August 2010 and reducing the maximum aggregate commitment to $100 million.

The Lennar Financial Services segment uses these facilities to finance its lending activities until the mortgage loans are sold to investors and expects the facilities to be renewed or replaced with other facilities when they mature. Borrowings under the facilities were $161.0 million and $217.5 million, respectively, at May 31, 2010 and November 30, 2009, and were collateralized by mortgage loans and receivables on loans sold to investors but not yet paid for with outstanding principal balances of $170.9 million and $266.9 million, respectively, at May 31, 2010 and November 30, 2009. If the facilities are not renewed, the borrowings under the lines of credit will be paid off by selling the mortgage loans held-for-sale to investors and by collecting on receivables on loans sold but not yet paid. Without the facilities, the Lennar Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities.

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

(8) Rialto Investments Segment

The assets and liabilities related to the Rialto segment were as follows:

(In thousands)	May 31, 2010	November 30, 2009
Assets:
Cash and cash equivalents	$62,932	—
Defeasance cash to retire notes payable	33,723	—
Loans receivable	1,192,002	—
Investments in unconsolidated entities	65,176	9,874
Other	22,581	—

	$1,376,414	9,874

Liabilities:
Notes payable and other liabilities	$628,596	—

Rialto’s operating earnings (loss) for the three and six months ended May 31, 2010 and 2009 was as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
(In thousands)	2010	2009	2010	2009
Revenues	$34,617	—	34,918	—
Costs and expenses	19,514	465	20,917	1,021
Rialto Investments equity in loss from unconsolidated entities	(436)	—	(293)	—

Operating earnings (loss) (1)	$14,667	(465)	13,708	(1,021)

(1)	Operating earnings for both the three and six months ended May 31, 2010 include $9.6 million of net earnings attributable to noncontrolling interests.

In February 2010, the Rialto segment acquired indirectly 40% managing member equity interests in two limited liability companies (“LLCs”), in partnership with the Federal Deposit Insurance Corporation (“FDIC”), for approximately $243 million (net of transaction costs and a $22 million working capital reserve). The LLCs hold performing and non-performing loans formerly owned by 22 failed financial institutions. The two portfolios consist of more than 5,500 distressed residential and commercial real estate loans with an aggregate unpaid principal balance of approximately $3 billion and had an initial fair value of approximately $1.2 billion. The FDIC retained a 60% equity interest in the LLCs and provided $626.9 million of notes with 0% interest, which are non-recourse to the Company. In accordance with GAAP, interest has not been imputed because the notes are with, and guaranteed by, a governmental agency. The notes are secured by the loans held by the LLCs. Additionally, if the LLCs exceed expectations and meet certain internal rate of return and distribution thresholds, the Company’s equity interest in the LLCs could be reduced from 40% down to 30%, with a corresponding increase to the FDIC’s equity interest from 60% up to 70%. Although the Company’s equity interest could decrease, the Company would most likely yield a higher return on its investment. As of May 31, 2010, the notes payable balance was $626.9 million; however, during the three months ended May 31, 2010, $33.7 million of cash collections on loans in excess of expenses was deposited in a defeasance account, established solely for the repayment of the notes payable, per the agreement with the FDIC. The funds in the defeasance account will be used to retire the notes payable upon their maturity.

The LLCs met the accounting definition of VIEs and since the Company was determined to be the primary beneficiary, the Company consolidated the LLCs. The LLCs are considered VIEs due to the FDIC’s guarantee on the $626.9 million notes payable, as well as the Company’s $10 million guarantee of servicer performance. The Company was determined to be the primary beneficiary because it has the power to direct the activities of the LLCs that most significantly impact the LLCs’ performance through its management agreement. At May 31, 2010, these consolidated LLCs had total combined assets and liabilities of $1.3 billion and $0.6 billion, respectively.

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

As of May 31, 2010, all of the acquired loans for which (1) there was evidence of credit quality deterioration since origination and (2) for which it was deemed probable that the Company would be unable to collect all contractually required principal and interest payments were accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, (“ASC 310-30”). For loans accounted for under ASC 310-30, management determined the value of the loan portfolio based on extensive due diligence on the loans, the underlying properties and the borrowers, as well as through various valuation methodologies. Factors considered in the valuation were projected cash flows for the loans, type of loan and related collateral, classification status and current discount rates.

Under ASC 310-30, loans were pooled together according to common risk characteristics. The excess of the cash flows expected to be collected from the loans receivable at acquisition over the initial investment for those loans receivable is referred to as the accretable yield and is recognized in interest income over the expected life of the pools primarily using the constant effective yield method. The difference between contractually required payments at acquisition and the cash flows expected to be collected is referred to as the nonaccretable difference. Changes in the expected cash flows of loans receivable from the date of acquisition will either impact the accretable yield or result in a charge to the provision for loan losses in the period in which the changes become probable. Prepayments are treated as a reduction of cash flows expected to be collected and a reduction of contractually required payments such that the nonaccretable difference is not affected. Subsequent material decreases to the expected cash flows related to loan impairment will generally result in a charge to the provision for loan losses, resulting in an increase to the allowance for loan losses, and a reclassification from accretable yield to nonaccretable difference. Subsequent increases in cash flows will result in a recovery of any previously recorded allowance for loan losses, to the extent applicable, and a reclassification from nonaccretable difference to accretable yield. Certain amounts related to the ASC 310-30 loans are estimates and may change as the Company obtains additional information related to the respective loans.

The second quarter of 2010 was the first quarter that the Company recorded accretable interest income on its loan portfolios. The accretion of interest income is based on various estimates regarding loan performance. As the Company continues to obtain additional information related to the respective loans, these estimates may change from quarter-to-quarter. Therefore, the amounts of accretable interest income recorded for the three and six months ended May 31, 2010 are not necessarily indicative of the results to be expected for the full year. The estimate of the total contractually required payments of the loans receivable at acquisition was $3.7 billion, the cash flows expected to be collected on loans receivable being accounted for under ASC 310-30 were $1.6 billion, and the carrying amount of those loans receivable was $1.2 billion. The accretable yield related to the loans receivable at both February 9, 2010 and May 31, 2010 was $0.3 billion. During the three months ended May 31, 2010, the Rialto segment recognized $32.8 million of accretable interest income related to the loans receivable. At May 31, 2010, there were loans receivable with a carrying value of approximately $100 million for which interest income was not being recognized.

In addition to the acquisition and management of the FDIC portfolios, an affiliate in the Rialto segment is a sub-advisor to the AllianceBernstein L.P. (“AB”) fund formed under the Federal government’s Public-Private Investment Program (“PPIP”) to purchase real estate related securities from banks and other financial institutions. The sub-advisor receives management fees for sub-advisory services. The Company committed to invest $75 million of the total equity commitments of approximately $1.2 billion made by private investors in this fund, and the U.S. Treasury has committed to a matching amount of approximately $1.2 billion of equity in the fund, as well as agreed to extend up to approximately $2.3 billion of financing. During the three and six months ended May 31, 2010, the Company invested $15.0 million and $56.3 million, respectively, in the AB PPIP fund. As of May 31, 2010, the Company’s investment in the AB PPIP fund was $57.8 million.

Additionally, another subsidiary in the Rialto segment also has a $7.4 million, or approximately 5%, investment in a service and infrastructure provider to the residential home loan market (the “Servicer”), which provides services to the consolidated LLCs.

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

Summarized condensed financial information on a combined 100% basis related to Rialto’s investments in unconsolidated entities that are accounted for by the equity method as of May 31, 2010 was as follows:

Balance Sheets

(In thousands)	May 31, 2010	November 30, 2009 (1)
Assets:
Cash and cash equivalents	$35,535	2,229
Investments	3,556,824	—
Other assets	193,294	179,985

	$3,785,653	182,214

Liabilities and equity:
Accounts payable and other liabilities	$164,841	58,209
Partner loans	137,820	135,570
Debt	1,725,000	—
Equity of:
Rialto Investments	65,176	9,874
Others	1,692,816	(21,439)

Total equity of unconsolidated entities	1,757,992	(11,565)

	$3,785,653	182,214

(1)	Amounts included as of November 30, 2009 relate only to the Servicer because the Company did not invest in the AB PPIP fund until December 2009.

Statements of Operations

	Three Months Ended May 31,		Six Months Ended May 31,
(In thousands)	2010	2009	2010	2009
Revenues	$87,995	16,442	119,327	21,236
Costs and expenses	65,225	26,976	74,024	35,432

Net earnings (loss) of unconsolidated entities	22,770	(10,534)	45,303	(14,196)

Rialto Investments’ share of net loss recognized	$(436)	—	(293)	—

(9) Lennar Homebuilding Cash and Cash Equivalents

Cash and cash equivalents as of May 31, 2010 and November 30, 2009 included $1.8 million and $5.8 million, respectively, of cash held in escrow for approximately three days.

(10) Lennar Homebuilding Restricted Cash

Restricted cash consists primarily of $125.9 million of cash used to collateralize letters of credit. Restricted cash also includes customer deposits on home sales held in restricted accounts until title transfers to the homebuyer, as required by the state and local governments in the locations in which the homes were sold.

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

(11) Lennar Homebuilding Senior Notes and Other Debts Payable

(Dollars in thousands)	May 31, 2010	November 30, 2009
5.125% senior notes due 2010	$99,229	249,955
5.95% senior notes due 2011	113,140	244,727
5.95% senior notes due 2013	266,035	347,471
5.50% senior notes due 2014	248,509	248,365
5.60% senior notes due 2015	501,321	501,424
6.50% senior notes due 2016	249,774	249,760
12.25% senior notes due 2017	392,726	392,392
6.95% senior notes due 2018	247,323	—
2.00% convertible senior notes due 2020	276,500	—
Mortgage notes on land and other debt	495,655	527,258

	$2,890,212	2,761,352

In February 2010, the Company terminated its $1.1 billion senior unsecured revolving credit facility (the “Credit Facility”). The Company had no outstanding borrowings under the Credit Facility as it was only being used to issue letters of credit. The Company entered into cash-collateralized letter of credit agreements with two banks with a capacity totaling $225 million. As of May 31, 2010, the Company had $124.6 million of cash-collateralized letters of credit.

The Company’s performance letters of credit outstanding were $78.1 million and $97.7 million, respectively, at May 31, 2010 and November 30, 2009. The Company’s financial letters of credit outstanding were $195.5 million and $205.4 million, respectively, at May 31, 2010 and November 30, 2009. Performance letters of credit are generally posted with regulatory bodies to guarantee the Company’s performance of certain development and construction activities, and financial letters of credit are generally posted in lieu of cash deposits on option contracts and for insurance risks, credit enhancements and as other collateral. Additionally, at May 31, 2010, the Company had outstanding performance and surety bonds related to site improvements at various projects (including certain projects of the Company’s joint ventures) of $777.6 million. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all development and construction activities are completed. As of May 31, 2010, there were approximately $324.7 million, or 42%, of costs to complete related to these site improvements. The Company does not presently anticipate any draws upon these bonds, but if such draws occur, the Company does not believe they would have a material effect on its financial position, results of operations or cash flows.

In May 2010, the Company issued $250 million of 6.95% senior notes due 2018 (the “6.95% Senior Notes”) at a price of 98.929% in a private placement. Proceeds from the offering, after payment of initial purchaser’s discount and expenses, were $243.9 million. The Company used the net proceeds of the sale of the 6.95% Senior Notes to fund purchases pursuant to its tender offer for its 5.125% senior notes due October 2010, its 5.95% senior notes due 2011 and its 5.95% senior notes due 2013. Interest on the 6.95% Senior Notes is due semi-annually beginning December 1, 2010. The 6.95% Senior Notes are unsecured and unsubordinated, and may at some time be guaranteed by some or substantially all of the Company’s subsidiaries. At May 31, 2010, the carrying amount of the 6.95% Senior Notes was $247.3 million.

In May 2010, the Company issued $276.5 million of 2.00% convertible senior notes due 2020 (the “2.00% Convertible Senior Notes”) at a price of 100% in a private placement. Proceeds from the offering, after payment of expenses, were $271.2 million. The net proceeds will be used for general corporate purposes, including repayments or repurchases of existing senior notes or other indebtedness. The 2.00% Convertible Senior Notes are convertible into shares of the Lennar Class A common stock at the initial conversion rate of 36.1827 shares of common stock per $1,000 principal amount of the 2.00% Convertible Senior Notes, which is equivalent to an initial conversion price of approximately $27.64 per share of Class A common stock, subject to anti-dilution adjustments. Holders of the 2.00% Convertible Senior Notes will have the right to require the Company to repurchase them for cash equal to 100% of their principal amount, plus accrued but unpaid interest, on each of December 1, 2013 and December 1, 2015. The

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

Company will have the right to redeem the 2.00% Convertible Senior Notes at any time on or after December 1, 2013 for 100% of their principal amount, plus accrued but unpaid interest. Interest on the 2.00% Senior Notes is due semi-annually beginning December 1, 2010. Beginning with the six-month interest period commencing December 1, 2013, under certain circumstances based on the average trading price of the 2.00% Convertible Senior Notes, the Company may be required to pay contingent interest. The 2.00% Convertible Senior Notes are unsecured and unsubordinated, and may at some time be guaranteed by some or substantially all of the Company’s subsidiaries. At May 31, 2010, the carrying amount of the 2.00% Convertible Senior Notes was $276.5 million.

In May 2010, the Company repurchased $289.4 million aggregate principal amount of its senior notes due 2010, 2011 and 2013 through a tender offer that ran from April 27, 2010 through May 25, 2010, resulting in a pre-tax loss of $10.8 million. Through the tender offer, the Company repurchased $76.4 million principal amount of its 5.125% senior notes due October 2010, $130.8 million of its 5.95% senior notes due 2011 and $82.3 million of its 5.95% senior notes due 2013.

In addition to the tender offer, during the six months ended May 31, 2010, the Company repurchased $74.4 million principal amount of its 5.125% senior notes due October 2010 and $1.0 million principal amount of its 5.95% senior notes due 2011, resulting in a net pre-tax loss of $0.9 million. During the six months ended May 31, 2010, the Company also retired $98.3 million of mortgage notes on land and other debt, resulting in a pre-tax gain of $13.6 million.

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

	Three Months Ended May 31,		Six Months Ended May 31,
(In thousands)	2010	2009	2010	2009
Warranty reserve, beginning of period	$141,825	139,696	157,896	129,449
Warranties issued during the period	6,731	7,888	11,870	13,281
Adjustments to pre-existing warranties from changes in estimates	163	9,704	(739)	28,780
Payments	(22,255)	(15,114)	(42,563)	(29,336)

Warranty reserve, end of period	$126,464	142,174	126,464	142,174

As of May 31, 2010, the Company identified approximately 810 homes delivered in Florida primarily during its 2006 and 2007 fiscal years that are confirmed to have defective Chinese drywall and resulting damage. This represents a small percentage of homes the Company delivered in Florida (4.0%) and nationally (1.0%) during those fiscal years in the aggregate. Defective Chinese drywall appears to be an industry-wide issue as other homebuilders have publicly disclosed that they are experiencing similar issues with defective Chinese drywall.

Based on its efforts to date, the Company has not identified defective Chinese drywall in homes delivered by the Company outside of Florida. The Company is continuing its investigation of homes delivered during the relevant time period in order to determine whether there are additional homes, not yet inspected, with defective Chinese drywall and resulting damage. If the outcome of the Company’s inspections identifies more homes than the Company has estimated to have defective Chinese drywall, it might require an increase to the Company’s warranty reserve in the future.

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

Through May 31, 2010, the Company has accrued $80.7 million of warranty reserves related to homes confirmed as having defective Chinese drywall, as well as an estimate for homes not yet inspected that may contain Chinese drywall. No additional amount was accrued during the three and six months ended May 31, 2010. As of May 31, 2010, the warranty reserve, net of payments, was $37.3 million. During the six months ended May 31, 2010, the Company received payments of $40 million related to its receivable for covered damages under its insurance coverage relative to the costs it has incurred and expects to incur remedying the homes confirmed and estimated to have defective Chinese drywall and resulting damage. As of May 31, 2010, the Company’s insurance receivable for covered damages under its insurance coverage was $1.6 million. The Company is also seeking reimbursement from its subcontractors, insurers and others for costs the Company has incurred or expects to incur to investigate and repair defective Chinese drywall and resulting damage.

(13) Share-Based Payment

During the three and six months ended May 31, 2010 and 2009, compensation expense related to the Company’s share-based payment awards was as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
(In thousands)	2010	2009	2010	2009
Stock options	$1,530	2,989	3,512	5,978
Nonvested shares	3,811	4,883	8,127	9,614

Total compensation expense for share-based awards	$5,341	7,872	11,639	15,592

During both the three and six months ended May 31, 2010 and 2009, the Company granted an immaterial amount of stock options and did not issue any nonvested shares.

(14) Financial Instruments

The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at May 31, 2010 and November 30, 2009, using available market information and what the Company believes to be appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies might have a material effect on the estimated fair value amounts. The table excludes cash and cash equivalents, restricted cash, defeasance cash to retire notes payable, receivables, net, income tax receivables and accounts payable, which had fair values approximating their carrying amounts due to the short maturities of these instruments.

	May 31, 2010		November 30, 2009
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
ASSETS
Rialto Investments:
Loans receivable	$1,192,002	1,192,002	—	—
Lennar Financial Services:
Loans held-for-investment, net	$22,466	23,566	25,131	26,818
Investments held-to-maturity	$7,619	7,630	2,512	2,529
LIABILITIES
Lennar Homebuilding:
Senior notes and other debts payable	$2,890,212	2,869,713	2,761,352	2,754,737
Rialto Investments:
Notes payable	$626,906	589,095	—	—
Lennar Financial Services:
Notes and other debts payable	$161,057	161,057	217,557	217,557

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

The following methods and assumptions are used by the Company in estimating fair values:

Lennar Homebuilding—For senior notes and other debts payable, the fair value of fixed-rate borrowings is based on quoted market prices. The Company’s variable-rate borrowings are tied to market indices and approximate fair value due to the short maturities associated with the majority of the instruments.

Rialto Investments—The fair value for loans receivable is based on discounted cash flows as of May 31, 2010. For notes payable, the fair value of the zero percent notes provided by the FDIC was calculated based on a 5-year treasury yield as of May 31, 2010.

Lennar Financial Services—The fair values are based on quoted market prices, if available. The fair values for instruments that do not have quoted market prices are estimated by management on the basis of discounted cash flows or other financial information.

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

The Company’s financial instruments measured at fair value at May 31, 2010 on a recurring basis are all within the Lennar Financial Services segment and are summarized below:

Financial Instruments	Fair Value Hierarchy	Fair Value at May 31, 2010
(Dollars in thousands)
Loans held-for-sale (1)	Level 2	$170,201
Mortgage loan commitments	Level 2	$6,012
Forward contracts	Level 2	$(4,094)

(1)	The aggregate fair value of loans held-for-sale of $170.2 million exceeds its aggregate principal balance of $163.9 million by $6.3 million.

The estimated fair values of the Lennar Financial Services segment financial instruments have been determined by using available market information and what the Company believes to be appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies might have a material effect on the estimated fair value amounts.

Loans held-for-sale— Fair value is based on independent quoted market prices, where available, or the prices for other mortgage whole loans with similar characteristics.

Mortgage loan commitments— Fair value of commitments to originate loans is based upon the difference between the current value of similar loans and the price at which the Lennar Financial Services segment has committed to originate the loans. The fair value of commitments to sell loan contracts is the estimated amount that the Lennar Financial Services segment would receive or pay to terminate the commitments at the reporting date based on market prices for similar financial instruments.

Forward contracts— Fair value is based on quoted market prices for similar financial instruments.

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

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

Generally, all major decision making in the Company’s joint ventures is shared between all partners. In particular, business plans and budgets are generally required to be unanimously approved by all partners. Usually, management and other fees earned by the Company are nominal and believed to be at market and there is no significant economic disproportionality between the Company and other partners. Generally, the Company purchases less than a majority of the joint venture’s assets and the purchase prices under the Company’s option contracts are believed to be at market.

Generally, Lennar Homebuilding unconsolidated entities become VIEs and consolidate when the other partner(s) lack the intent and financial wherewithal to remain in the entity. As a result, the Company continues to fund operations and debt paydowns through partner loans or substituted capital contributions.

The Company evaluated all joint venture agreements as of May 31, 2010. Based on the Company’s evaluation, there were no material entities that consolidated during the three and six months ended May 31, 2010, except for the FDIC LLCs. These LLCs are considered VIEs due to FDIC’s guarantee on the $626.9 million notes payable, as well as the Company’s $10 million guarantee of servicer performance. In addition, the Company was determined to be the primary beneficiary because it has the power to direct the activities of the LLCs that most significantly impact the LLCs’ performance through its management and servicer contracts. During the three and six months ended May 31, 2010, there were no VIEs that deconsolidated.

At May 31, 2010 and November 30, 2009, the Company’s recorded investments in Lennar Homebuilding unconsolidated entities were $609.7 million and $599.3 million, respectively, and the Rialto Investments segment’s investments in unconsolidated entities as of May 31, 2010 and November 30, 2009 were $65.2 million and $9.9 million, respectively.

Consolidated VIEs

As of May 31, 2010, the carrying amount of the VIEs’ assets and non-recourse liabilities that consolidated were $2,137.7 million and $874.8 million, respectively. Those assets are owned by, and those liabilities are obligations of, the VIEs, not the Company.

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

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

Unconsolidated VIEs

At May 31, 2010 and November 30, 2009, the Company’s recorded investments in VIEs that are unconsolidated and its estimated maximum exposure to loss were as follows:

As of May 31, 2010

(In thousands)	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss
Lennar Homebuilding (1)	$84,934	141,975
Rialto Investments (2)	65,176	85,564

Total	$150,110	227,539

As of November 30, 2009

(In thousands)	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss
Lennar Homebuilding (1)	$84,352	84,352
Rialto Investments (2)	9,874	9,874

Total	$94,226	94,226

(1)	At May 31, 2010, the maximum exposure to loss of Lennar Homebuilding’s investments in unconsolidated VIEs is limited to its investments in the unconsolidated VIEs in addition to $56.5 million of recourse debt of one of the unconsolidated VIEs. At November 30, 2009, the maximum exposure to loss of Lennar Homebuilding’s investments in unconsolidated VIEs is limited to its investments in the unconsolidated VIEs.
(2)	For Rialto’s investment in unconsolidated VIEs, the Company made a $75 million commitment to fund capital in the AB PPIP fund. As of May 31, 2010, the Company had contributed $56.3 million of the $75 million commitment and it cannot walk away from its commitment to fund capital. Therefore, as of May 31, 2010, the maximum exposure to loss for Rialto’s unconsolidated VIEs was higher than the carrying amount of its investment. At November 30, 2009, the maximum recourse exposure to loss of Rialto’s investment in unconsolidated VIEs was limited to its investments in the unconsolidated entities.

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

The Company and other partners do not generally have an obligation to make capital contributions to the VIEs, except for the Company’s $18.7 million remaining commitment to the AB PPIP fund and $56.5 million of recourse debt of one of the Lennar Homebuilding unconsolidated VIEs. There are no liquidity arrangements or agreements to fund capital or purchase assets that could require the Company to provide financial support to the VIEs. While the Company has option contracts to purchase land from certain of its unconsolidated VIEs, the Company is not required to purchase the asset and could walk away from the contract.

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

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

The Company evaluates all option contracts for land to determine whether it is the primary beneficiary of certain of these option contracts. Although the Company does not have legal title to the optioned land, if the Company is deemed to be the primary beneficiary, it is required to consolidate the land under option at the purchase price of the optioned land. During the six months ended May 31, 2010, the effect of consolidation of these option contracts was a net increase of $5.5 million to consolidated inventory not owned with a corresponding increase to liabilities related to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of May 31, 2010. In addition, consolidated inventory not owned decreased due (1) to the Company exercising its options to acquire land under certain contracts previously consolidated and (2) the deconsolidation of certain option contracts totaling $75.5 million related to the adoption of certain new provisions under ASC 810, resulting in a decrease in consolidated inventory not owned of $118.8 million for the six months ended May 31, 2010. To reflect the purchase price of the inventory consolidated, the Company reclassified the related option deposits from land under development to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of May 31, 2010. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and the Company’s cash deposits.

The Company’s exposure to loss related to its option contracts with third parties and unconsolidated entities consisted of its non-refundable option deposits and pre-acquisition costs totaling $141.3 million and $127.4 million, respectively, at May 31, 2010 and November 30, 2009. Additionally, the Company had posted $48.8 million and $58.2 million, respectively, of letters of credit in lieu of cash deposits under certain option contracts as of May 31, 2010 and November 30, 2009.

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

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

In April 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-18, Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset, (“ASU 2010-18”). Under ASU 2010-18, modification of loans accounted for within a pool under provisions for loans acquired with deteriorated credit quality does not result in removal of such loans from the pool even if the modification would otherwise be considered a troubled debt restructuring. An entity must continue to consider whether the pool of assets in which the modified loan is included is impaired if expected cash flows for the pool change. ASU 2010-18 does not affect the accounting for loans acquired with deteriorated credit quality that are not accounted for within a pool. Loans accounted for individually that were acquired with deteriorated credit quality continue to be subject to the accounting provisions for troubled debt restructuring by creditors. The amended guidance is to be applied prospectively, with early application permitted. ASU 2010-18 is effective for modifications of loans accounted for within a pool that occur on or after September 1, 2010. The adoption of this ASU did not have a material effect on the Company’s condensed consolidated financial statements.

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

(17) Supplemental Financial Information

The indentures governing the principal amounts of the Company’s 5.125% senior notes due 2010, 5.95% senior notes due 2011, 5.95% senior notes due 2013, 5.50% senior notes due 2014, 5.60% senior notes due 2015, 6.50% senior notes due 2016, 12.25% senior notes due 2017, 6.95% senior notes due 2018 and 2.00% convertible senior notes due 2020 require that, if any of the Company’s subsidiaries directly or indirectly guarantee at least $75 million principal amount of debt of Lennar Corporation, those subsidiaries must also guarantee Lennar Corporation’s obligations with regard to its senior notes. Until recently, the Company had a Credit Facility that required that substantially all of the Company’s subsidiaries guarantee Lennar Corporation’s obligations under the Credit Facility, and therefore, those subsidiaries also guaranteed the Company’s obligations with regard to its senior notes. The Company recently terminated the Credit Facility and therefore there are no guarantors of Lennar Corporation’s obligations with regard to its senior notes. The entities referred to as “guarantors” in the following tables are subsidiaries that would have been guarantors if the Credit Facility were still in effect. Supplemental financial information for the guarantors is presented as follows:

Condensed Consolidating Balance Sheet

May 31, 2010

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Lennar Homebuilding:
Cash and cash equivalents, restricted cash, receivables, net and income tax receivables	$1,088,556	139,742	68,276	—	1,296,574
Inventories	—	3,591,381	570,753	—	4,162,134
Investments in unconsolidated entities	—	572,740	36,913	—	609,653
Other assets	47,146	98,283	154,297	—	299,726
Investments in subsidiaries	3,422,300	839,849	—	(4,262,149)	—

	4,558,002	5,241,995	830,239	(4,262,149)	6,368,087
Rialto Investments	68,971	—	1,307,443	—	1,376,414
Lennar Financial Services	—	150,097	354,282	—	504,379

Total assets	$4,626,973	5,392,092	2,491,964	(4,262,149)	8,248,880

LIABILITIES AND EQUITY
Lennar Homebuilding:
Accounts payable and other liabilities	$238,603	658,095	58,367	—	955,065
Liabilities related to consolidated inventory not owned	—	404,563	—	—	404,563
Senior notes and other debts payable	2,394,557	210,050	285,605	—	2,890,212
Intercompany	(481,081)	645,109	(164,028)	—	—

	2,152,079	1,917,817	179,944	—	4,249,840
Rialto Investments	1,001	—	627,595	—	628,596
Lennar Financial Services	—	51,975	289,536	—	341,511

Total liabilities	2,153,080	1,969,792	1,097,075	—	5,219,947
Stockholders’ equity	2,473,893	3,422,300	839,849	(4,262,149)	2,473,893
Noncontrolling interests	—	—	555,040	—	555,040

Total equity	2,473,893	3,422,300	1,394,889	(4,262,149)	3,028,933

Total liabilities and equity	$4,626,973	5,392,092	2,491,964	(4,262,149)	8,248,880

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

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

(17) Supplemental Financial Information – (Continued)

Condensed Consolidating Statement of Operations

Three Months Ended May 31, 2010

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Lennar Homebuilding	$—	690,449	14,879	—	705,328
Lennar Financial Services	—	43,027	46,458	(14,949)	74,536
Rialto Investments	1,823	—	32,794	—	34,617

Total revenues	1,823	733,476	94,131	(14,949)	814,481

Costs and expenses:
Lennar Homebuilding	—	633,727	23,915	(953)	656,689
Lennar Financial Services	—	38,158	35,415	(12,690)	60,883
Rialto Investments	5,363	—	14,151	—	19,514
Corporate general and administrative	21,000	—	—	1,234	22,234

Total costs and expenses	26,363	671,885	73,481	(12,409)	759,320

Lennar Homebuilding equity in loss from unconsolidated entities	—	(1,382)	(20)	—	(1,402)
Other income (expense), net	9,496	(262)	—	(9,487)	(253)
Other interest expense	(12,027)	(17,516)	—	12,027	(17,516)
Rialto Investments equity in loss from unconsolidated entities	(436)	—	—	—	(436)

Earnings (loss) before income taxes	(27,507)	42,431	20,630	—	35,554
Benefit (provision) for income taxes	18,392	(6,536)	(826)	—	11,030
Equity in earnings from subsidiaries	48,834	12,939	—	(61,773)	—

Net earnings (including net earnings attributable to noncontrolling interests)	39,719	48,834	19,804	(61,773)	46,584
Less: Net earnings attributable to noncontrolling interests	—	—	6,865	—	6,865

Net earnings attributable to Lennar	$39,719	48,834	12,939	(61,773)	39,719

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

(17) Supplemental Financial Information – (Continued)

Condensed Consolidating Statement of Operations

Three Months Ended May 31, 2009

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Lennar Homebuilding	$—	791,525	13,704	—	805,229
Lennar Financial Services	—	45,405	52,334	(11,115)	86,624
Rialto Investments	—	—	—	—	—

Total revenues	—	836,930	66,038	(11,115)	891,853

Costs and expenses:
Lennar Homebuilding	—	817,415	23,810	(1,950)	839,275
Lennar Financial Services	—	41,663	35,988	(7,566)	70,085
Rialto Investments	465	—	—	—	465
Corporate general and administrative	28,140	—	—	1,634	29,774

Total costs and expenses	28,605	859,078	59,798	(7,882)	939,599

Lennar Homebuilding equity in loss from unconsolidated entities	—	(59,744)	(146)	—	(59,890)
Other income (expense), net	8,658	(7,893)	—	(8,794)	(8,029)
Other interest expense	(12,027)	(14,493)	—	12,027	(14,493)

Earnings (loss) before income taxes	(31,974)	(104,278)	6,094	—	(130,158)
Benefit (provision) for income taxes	4,278	(1,299)	(4,526)	—	(1,547)
Equity in earnings (loss) from subsidiaries	(97,489)	8,088	—	89,401	—

Net earnings (loss) (including net loss attributable to noncontrolling interests)	(125,185)	(97,489)	1,568	89,401	(131,705)
Less: Net loss attributable to noncontrolling interests	—	—	(6,520)	—	(6,520)

Net earnings (loss) attributable to Lennar	$(125,185)	(97,489)	8,088	89,401	(125,185)

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

(17) Supplemental Financial Information – (Continued)

Condensed Consolidating Statement of Operations

Six Months Ended May 31, 2010

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Lennar Homebuilding	$—	1,198,196	27,908	—	1,226,104
Lennar Financial Services	—	75,089	82,219	(29,407)	127,901
Rialto Investments	2,124	—	32,794	—	34,918

Total revenues	2,124	1,273,285	142,921	(29,407)	1,388,923

Costs and expenses:
Lennar Homebuilding	—	1,117,785	43,808	(2,939)	1,158,654
Lennar Financial Services	—	73,358	65,630	(23,839)	115,149
Rialto Investments	6,766	—	14,151	—	20,917
Corporate general and administrative	42,431	—	—	2,443	44,874

Total costs and expenses	49,197	1,191,143	123,589	(24,335)	1,339,594

Lennar Homebuilding equity in loss from unconsolidated entities	—	(10,257)	(39)	—	(10,296)
Other income, net	18,738	13,932	—	(18,720)	13,950
Other interest expense	(23,792)	(36,181)	—	23,792	(36,181)
Rialto Investments equity in loss from unconsolidated entities	(293)	—	—	—	(293)

Earnings (loss) before income taxes	(52,420)	49,636	19,293	—	16,509
Benefit for income taxes	34,265	(11,144)	(519)	—	22,602
Equity in earnings from subsidiaries	51,351	12,859	—	(64,210)	—

Net earnings (including net earnings attributable to noncontrolling interests)	33,196	51,351	18,774	(64,210)	39,111
Less: Net earnings attributable to noncontrolling interests	—	—	5,915	—	5,915

Net earnings attributable to Lennar	$33,196	51,351	12,859	(64,210)	33,196

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

(17) Supplemental Financial Information – (Continued)

Condensed Consolidating Statement of Operations

Six Months Ended May 31, 2009

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Lennar Homebuilding	$—	1,310,148	24,115	—	1,334,263
Lennar Financial Services	—	80,191	97,106	(26,644)	150,653
Rialto Investments	—	—	—	—	—

Total revenues	—	1,390,339	121,221	(26,644)	1,484,916

Costs and expenses:
Lennar Homebuilding	—	1,422,617	38,290	(15,073)	1,445,834
Lennar Financial Services	—	73,086	69,107	(8,571)	133,622
Rialto Investments	1,021	—	—	—	1,021
Corporate general and administrative	53,867	—	—	3,382	57,249

Total costs and expenses	54,888	1,495,703	107,397	(20,262)	1,637,726

Lennar Homebuilding equity in loss from unconsolidated entities	—	(62,661)	(146)	—	(62,807)
Other income (expense), net	17,438	(43,862)	—	(17,410)	(43,834)
Other interest expense	(23,792)	(26,522)	—	23,792	(26,522)

Earnings (loss) before income taxes	(61,242)	(238,409)	13,678	—	(285,973)
(Provision) benefit for income taxes	7,418	(2,909)	(7,904)	—	(3,395)
Equity in earnings (loss) from subsidiaries	(227,290)	14,028	—	213,262	—

Net earnings (loss) (including net loss attributable to noncontrolling interests)	(281,114)	(227,290)	5,774	213,262	(289,368)
Less: Net loss attributable to noncontrolling interests	—	—	(8,254)	—	(8,254)

Net earnings (loss) attributable to Lennar	$(281,114)	(227,290)	14,028	213,262	(281,114)

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

(17) Supplemental Financial Information – (Continued)

Condensed Consolidating Statement of Cash Flows

Six Months Ended May 31, 2010

(Dollars in thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

Cash flows from operating activities:
Net earnings (including net earnings attributable to noncontrolling interests)	$33,196	51,351	18,774	(64,210)	39,111
Adjustments to reconcile net earnings (including net earnings attributable to noncontrolling interests) to net cash provided by (used in) operating activities	334,167	(181,405)	18,591	64,210	235,563

Net cash provided by (used in) operating activities	367,363	(130,054)	37,365	—	274,674

Cash flows from investing activities:
Increase in restricted cash related to cash collateralized letters of credit	(125,895)	—	—	—	(125,895)
Investments in and contributions to Lennar Homebuilding unconsolidated entities, net	—	(43,411)	(1,969)	—	(45,380)
Investments in and contributions to Rialto Investments unconsolidated entities	(56,315)	—	—	—	(56,315)
Investments in and contributions to Rialto Investments consolidated entities (net of $87.8 million cash and cash equivalents consolidated)	(265,059)	—	87,834	—	(177,225)
Increase in Rialto Investments defeasance cash to retire notes payable	—	—	(33,723)	—	(33,723)
Other	(769)	(3,787)	(100)	—	(4,656)

Net cash provided by (used in) investing activities	(448,038)	(47,198)	52,042	—	(443,194)

Cash flows from financing activities:
Net repayments under Lennar Financial Services debt	—	(16)	(56,484)	—	(56,500)
Proceeds from 6.95% senior notes due 2018	247,323	—	—	—	247,323
Debt issuance costs of 6.95% senior notes due 2018	(3,438)	—	—	—	(3,438)
Proceeds from 2.00% convertible senior notes due 2020	276,500	—	—	—	276,500
Debt issuance costs of 2.00% convertible senior notes due 2020	(5,347)	—	—	—	(5,347)
Partial redemption of 5.125% senior notes due 2010	(152,710)	—	—	—	(152,710)
Partial redemption of 5.95% senior notes due 2011	(137,973)	—	—	—	(137,973)
Partial redemption of 5.95% senior notes due 2013	(84,738)	—	—	—	(84,738)
Net repayments on other borrowings	—	(55,253)	(24,267)	—	(79,520)
Exercise of land option contracts from an unconsolidated land investment venture	—	(27,625)	—	—	(27,625)
Net receipts related to noncontrolling interests	—	—	7,002	—	7,002
Common stock:
Issuances	1,753	—	—	—	1,753
Repurchases	(1,793)	—	—	—	(1,793)
Dividends	(14,787)	—	—	—	(14,787)
Intercompany	(321,980)	256,148	65,832	—	—

Net cash provided by (used in) financing activities	(197,190)	173,254	(7,917)	—	(31,853)

Net increase (decrease) in cash and cash equivalents	(277,865)	(3,998)	81,490	—	(200,373)
Cash and cash equivalents at beginning of period	1,223,169	154,313	79,956	—	1,457,438

Cash and cash equivalents at end of period	$945,304	150,315	161,446	—	1,257,065

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

(unaudited)

(17) Supplemental Financial Information – (Continued)

Condensed Consolidating Statement of Cash Flows

Six Months Ended May 31, 2009

(Dollars in thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net earnings (loss) (including net earnings (loss) attributable to noncontrolling interests)	$(281,114)	(227,290)	5,774	213,262	(289,368)
Adjustments to reconcile net earnings (loss) (including net earnings (loss) attributable to noncontrolling interests) to net cash provided by (used in) operating activities	183,978	712,298	(140,917)	(213,262)	542,097

Net cash provided by (used in) operating activities	(97,136)	485,008	(135,143)	—	252,729

Cash flows from investing activities:
Investments in and contributions to Lennar Homebuilding unconsolidated entities, net	—	(102,193)	(2,538)	—	(104,731)
Investments in and contributions to Rialto Investments unconsolidated entities	(9,874)	—	—	—	(9,874)
Other	(34)	14,107	2,616	—	16,689

Net cash provided by (used in) investing activities	(9,908)	(88,086)	78	—	(97,916)

Cash flows from financing activities:
Net borrowings (repayments) under financial services debt	—	(47)	50,971	—	50,924
Net proceeds from 12.25% senior notes due 2017	386,892	—	—	—	386,892
Redemption of 7 5/8% senior notes due 2009	(281,477)	—	—	—	(281,477)
Net repayments on other borrowings	—	(649)	(36,160)	—	(36,809)
Exercise of land option contracts from an unconsolidated land investment venture	—	(8,075)	—	—	(8,075)
Net receipts related to noncontrolling interests	—	—	192	—	192
Common stock:
Issuances	123,780	—	—	—	123,780
Repurchases	(1,075)	—	—	—	(1,075)
Dividends	(13,256)	—	—	—	(13,256)
Intercompany	228,673	(344,633)	115,960	—	—

Net cash provided by (used in) financing activities	443,537	(353,404)	130,963	—	221,096

Net increase (decrease) in cash and cash equivalents	336,493	43,518	(4,102)	—	375,909
Cash and cash equivalents at beginning of period	1,007,594	125,437	70,391	—	1,203,422

Cash and cash equivalents at end of period	$1,344,087	168,955	66,289	—	1,579,331

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included under Item 1 of this Report and our audited consolidated financial statements and accompanying notes for our fiscal year ended November 30, 2009 filed on Form 8-K dated April 26, 2010.

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

Outlook

During the first half of fiscal 2010, we continued to see a housing market that was trying to stabilize. This stabilization process was impacted by the expiration of the Federal homebuyer tax credit at the end of April. As a result, our new sales orders for the quarter were down 10% from the prior year, with the entire decline coming in the month of May. The tax credit expiration accelerated sales activity to the pre-May period and it may take a couple of months for demand to rebuild. While we experienced a slow down in new orders in May, we believe that this will be temporary and that the market will improve in the second half of 2010.

We have remained focused on improving our core business and returning our company to profitability in 2010. Over the past several years, we have made great strides in lowering our construction costs and repositioning our product offering to target first-time and value-focused homebuyers. As a result of implementing these strategies, our operating margins have improved. In addition, we have made significant progress on right-sizing our business and have aggressively reduced our overhead structure. We narrowed our focus to concentrate on generating strong operating margins and became less focused on driving volume.

Along with the improvement in our core business, our recently formed Rialto Investments segment has already started to contribute to our bottom line results. During the second quarter, our Rialto Investments segment generated $5 million of operating earnings primarily from the Federal Deposit Insurance Corporation (“FDIC”) loan portfolios acquired in the first quarter. We expect this segment to be a growing component of our operating earnings in the future.

With our strong, liquid balance sheet, we are well positioned to capitalize on future high-return investment opportunities. We have achieved year-to-date profitability through our second quarter and although challenges still remain in the housing market, we believe that our core businesses are on the right track to achieving sustainable profitability.

(1) Results of Operations

Overview

We historically have experienced, and expect to continue to experience, variability in quarterly results. Our results of operations for the three and six months ended May 31, 2010 are not necessarily indicative of the results to be expected for the full year.

The net earnings attributable to Lennar were $39.7 million, or $0.21 per basic and diluted share, in the second quarter of 2010, compared to net loss attributable to Lennar of $125.2 million, or $0.76 per basic and diluted share, in the second quarter of 2009. Net earnings attributable to Lennar was $33.2 million, or $0.18 per basic and diluted share, in the six months ended May 31, 2010, compared to net loss attributable to Lennar of $281.1 million, or $1.74 per basic and diluted share, in the six months ended May 31, 2009. The improvement in operating results year over year were a result of lower valuation adjustments, reduced sales incentives and cost reduction initiatives implemented during the downturn such as, lowering our construction costs, repositioning our product offering to target first-time value-focused homebuyers and reducing our overhead structure. Gross margin percentage on home sales improved for the three and six months ended May 31, 2010, compared to the same periods last year, primarily due to a reduction in valuation adjustments, which were not material in the three and six months ended May 31, 2010, and reduced sales incentives offered to homebuyers as a percentage of revenues from home sales.

Financial information relating to our operations was as follows:

(In thousands)	Three Months Ended May 31,		Six Months Ended May 31,
	2010	2009	2010	2009
Lennar Homebuilding revenues:
Sales of homes	$694,758	788,600	1,208,106	1,311,358
Sales of land	10,570	16,629	17,998	22,905

Total homebuilding revenues	705,328	805,229	1,226,104	1,334,263

Lennar Homebuilding costs and expenses:
Cost of homes sold	551,347	712,508	966,319	1,201,084
Cost of land sold	8,563	14,241	14,638	31,047
Selling, general and administrative	96,779	112,526	177,697	213,703

Total homebuilding costs and expenses	656,689	839,275	1,158,654	1,445,834

Lennar Homebuilding operating margins	48,639	(34,046)	67,450	(111,571)
Lennar Homebuilding equity in loss from unconsolidated entities	(1,402)	(59,890)	(10,296)	(62,807)
Other income (expense), net	(253)	(8,029)	13,950	(43,834)
Other interest expense	(17,516)	(14,493)	(36,181)	(26,522)

Lennar Homebuilding operating earnings (loss)	$29,468	(116,458)	34,923	(244,734)

Lennar Financial Services revenues	$74,536	86,624	127,901	150,653
Lennar Financial Services costs and expenses	60,883	70,085	115,149	133,622

Lennar Financial Services operating earnings	$13,653	16,539	12,752	17,031

Rialto Investments revenues	$34,617	—	34,918	—
Rialto Investments costs and expenses	19,514	465	20,917	1,021
Rialto Investments equity in loss from unconsolidated entities	(436)	—	(293)	—

Rialto Investments operating earnings (loss) (1)	$14,667	(465)	13,708	(1,021)

Total operating earnings (loss)	$57,788	(100,384)	61,383	(228,724)
Corporate general and administrative expenses	(22,234)	(29,774)	(44,874)	(57,249)

Earnings (loss) before income taxes	$35,554	(130,158)	16,509	(285,973)

(1)	Rialto Investments operating earnings for both the three and six months ended May 31, 2010 include $9.6 million of net earnings attributable to noncontrolling interests.

Three Months Ended May 31, 2010 versus Three Months Ended May 31, 2009

Revenues from home sales decreased 12% in the second quarter of 2010 to $694.8 million from $788.6 million in 2009. Revenues were lower primarily due to an 8% decrease in the number of home deliveries, excluding unconsolidated entities, and a 5% decrease in the average sales price of homes delivered. New home deliveries, excluding unconsolidated entities, decreased to 2,902 homes in the second quarter of 2010 from 3,138 homes last year. The average sales price of homes delivered decreased to $240,000 in the second quarter of 2010 from $251,000 in the same period last year, primarily due to product mix as fewer deliveries occurred in our Homebuilding West segment. Sales incentives offered to homebuyers as a percentage of home sales revenue improved to 11.5% in the second quarter of 2010, from 17.3% in the second quarter of 2009 and 12.5% in the first quarter of 2010.

Gross margins on home sales were $143.4 million, or 20.6%, in the second quarter of 2010, compared to gross margins on home sales of $76.1 million, or 9.6%, in the second quarter of 2009, which included $34.6 million of valuation adjustments. Gross margin percentage on home sales improved compared to last year primarily due to the reduction in valuation adjustments and reduced sales incentives offered to homebuyers as a percentage of revenues from home sales.

Selling, general and administrative expenses were reduced by $15.7 million, or 14%, in the second quarter of 2010, compared to the same period last year, primarily due to reductions in legal and occupancy expenses. As a percentage of revenues from home sales, selling, general and administrative expenses improved to 13.9% in the second quarter of 2010, from 14.3% in 2009.

Gross profits on land sales totaled $2.0 million in the second quarter of 2010, compared to gross profits on land sales of $2.4 million in the second quarter of 2009, net of $5.6 million of valuation adjustments and $1.8 million of write-offs of deposits and pre-acquisition costs.

Lennar Homebuilding equity in loss from unconsolidated entities was $1.4 million in the second quarter of 2010, compared to Lennar Homebuilding equity in loss from unconsolidated entities of $59.9 million in the second quarter of 2009, which included $50.1 million of valuation adjustments related to assets of unconsolidated entities in which we have investments.

Other expense, net, totaled $0.3 million in the second quarter of 2010, which included a pre-tax loss of $10.8 million related to the repurchase of senior notes through a tender offer, offset by other income and a $4.3 million pre-tax gain on the extinguishment of other debt. This is compared to other expense, net, of $8.0 million in the second quarter of 2009, which included $7.0 million of valuation adjustments to our investments in unconsolidated entities.

Homebuilding interest expense was $37.1 million in the second quarter of 2010 ($19.3 million was included in cost of homes sold, $0.3 million in cost of land sold and $17.5 million in other interest expense), compared to $41.9 million in the second quarter of 2009 ($22.9 million was included in cost of homes sold, $4.4 million in cost of land sold and $14.5 million in other interest expense). Despite an increase in debt, interest expense decreased primarily due to an increase in qualifying assets eligible for interest capitalization and savings resulting from the termination of our senior unsecured revolving credit facility during the first quarter of 2010.

Net earnings (loss) attributable to noncontrolling interests were $6.9 million and ($6.5) million, respectively, in the second quarter of 2010 and 2009.

Sales of land, Lennar Homebuilding equity in loss from unconsolidated entities, other expense, net and net earnings (loss) attributable to noncontrolling interests may vary significantly from period to period depending on the timing of land sales and other transactions entered into by us and unconsolidated entities in which we have investments.

Operating earnings for the Lennar Financial Services segment was $13.7 million in the second quarter of 2010, compared to operating earnings of $16.5 million in the same period last year. The decrease in profitability was due primarily to decreased volume in the segment’s mortgage and title operations, partially offset by $5.1 million of proceeds received from the previous sale of a cable system.

In the second quarter of 2010, operating earnings for the Rialto Investments segment were $14.7 million (which includes $9.6 million of net earnings attributable to noncontrolling interests), compared to an operating loss of $0.5 million in the same period last year. In the second quarter of 2010, revenues in this segment were $34.6 million, which consisted primarily of accretable interest income associated with portfolios of real estate loans acquired in partnership with the FDIC. In the second quarter of 2010, expenses in this segment were $19.5 million, which consisted primarily of carrying costs related to those portfolios of real estate loans, underwriting expenses and general and administrative expenses.

Corporate general and administrative expenses were reduced by $7.5 million, or 25%, in the second quarter of 2010, compared to the second quarter of 2009 primarily due to our cost reduction initiatives implemented during the downturn. Corporate general and administrative expenses as a percentage of total revenues decreased to 2.7% in the second quarter of 2010, from 3.3% in the second quarter of 2009.

During the three months ended May 31, 2010, we generated deferred tax assets of $2.0 million and recorded a non-cash valuation allowance against the entire amount of deferred tax assets generated. A reduction of the carrying amount of deferred tax assets by a valuation allowance is required, if based on available evidence, it is more likely than not that such assets will not be realized.

Our overall effective income tax rates were (38.45%) and (1.25%), respectively, for the three months ended May 31, 2010 and 2009. The change in the effective tax rate, compared to same period during 2009, resulted primarily from the reversal of gross unrecognized tax benefits as a result of the withdrawal of an issue by the IRS.

Six Months Ended May 31, 2010 versus Six Months Ended May 31, 2009

Revenues from home sales decreased 8% in the six months ended May 31, 2010 to $1,208.1 million from $1,311.4 million in 2009. Revenues were lower primarily due to a 7% decrease in the number of home deliveries, excluding unconsolidated entities. New home deliveries, excluding unconsolidated entities, decreased to 4,890 homes in the six months ended May 31, 2010 from 5,274 homes last year. The average sales price of homes delivered for the six months ended May 31, 2010 and 2009 was $247,000 and $248,000, respectively. Sales incentives offered to homebuyers as a percentage of home sales revenue improved to 11.9% in the six months ended May 31, 2010, from 17.2% in the six months ended May 31, 2009.

Gross margins on home sales were $241.8 million, or 20.0%, in the six months ended May 31, 2010, compared to gross margins on home sales of $110.3 million, or 8.4%, in the six months ended May 31, 2009, which included $75.3 million of valuation adjustments. Gross margin percentage on home sales improved compared to last year primarily due to the reduction in valuation adjustments and reduced sales incentives offered to homebuyers as a percentage of revenues from home sales.

Selling, general and administrative expenses were reduced by $36.0 million, or 17%, in the six months ended May 31, 2010, compared to the same period last year, primarily due to reductions in legal and occupancy expenses. As a percentage of revenues from home sales, selling, general and administrative expenses improved to 14.7% in the six months ended May 31, 2010, from 16.3% in 2009.

Gross profits on land sales totaled $3.4 million in the six months ended May 31, 2010, compared to losses on land sales of $8.1 million in the six months ended May 31, 2009, which included $5.8 million of valuation adjustments and $12.1 million of write-offs of deposits and pre-acquisition costs.

Lennar Homebuilding equity in loss from unconsolidated entities was $10.3 million in the six months ended May 31, 2010, compared to Lennar Homebuilding equity in loss from unconsolidated entities of $62.8 million in the six months ended May 31, 2009, which included $50.1 million of valuation adjustments related to assets of unconsolidated entities in which we have investments.

Other income (expense), net, totaled $14.0 million in the six months ended May 31, 2010, which included a pre-tax loss of $10.8 million related to the repurchase of senior notes through a tender offer, offset by other income and a $13.6 million pre-tax gain on the extinguishment of other debt. This is compared to other income (expense), net, of ($43.8) million in the six months ended May 31, 2009, which included $44.2 million of valuation adjustments to our investments in unconsolidated entities.

Homebuilding interest expense was $70.3 million in the six months ended May 31, 2010 ($33.7 million was included in cost of homes sold, $0.4 million in cost of land sold and $36.2 million in other interest expense), compared to $58.8 million in the six months ended May 31, 2009 ($27.7 million was included in cost of homes sold, $4.6 million in cost of land sold and $26.5 million in other interest expense). Interest expense increased primarily due to the interest related to the $400 million 12.25% of senior notes due 2017 issued during the second quarter of 2009.

Net earnings (loss) attributable to noncontrolling interests were $5.9 million and ($8.3) million, respectively, in the six months ended May 31, 2010 and 2009.

Sales of land, Lennar Homebuilding equity in loss from unconsolidated entities, other income (expense), net and net earnings (loss) attributable to noncontrolling interests may vary significantly from period to period depending on the timing of land sales and other transactions entered into by us and unconsolidated entities in which we have investments.

Operating earnings for the Lennar Financial Services segment were $12.8 million in the six months ended May 31, 2010, compared to operating earnings of $17.0 million in the same period last year. The decrease in profitability was due primarily to decreased volume in the segment’s mortgage and title operations, partially offset by $5.1 million of proceeds received from the previous sale of a cable system.

In the six months ended May 31, 2010, operating earnings for the Rialto Investments segment were $13.7 million (which includes $9.6 million of net earnings attributable to noncontrolling interests), compared to an operating loss of $1.0 million in the same period last year. In the six months ended May 31, 2010, revenues in this segment were $34.9 million, which consisted primarily of accretable interest income associated with the portfolios of real estate loans acquired in partnership with the FDIC. In the six months ended May 31, 2010, expenses in this segment were $20.9 million, which consisted primarily of carrying costs related to those portfolios of real estate loans, underwriting expenses and general and administrative expenses.

Corporate general and administrative expenses were reduced by $12.4 million, or 22%, for the six months ended May 31, 2010, compared to the same period last year primarily due to our cost reduction initiatives implemented during the downturn. As a percentage of total revenues, corporate general and administrative expenses decreased to 3.2% in the six months ended May 31, 2010, from 3.9% in the same period last year.

During the six months ended May 31, 2010, we generated deferred tax assets of $4.8 million and recorded a non-cash valuation allowance against the entire amount of deferred tax assets generated. A reduction of the carrying amount of deferred tax assets by a valuation allowance is required, if based on available evidence, it is more likely than not that such assets will not be realized.

Our overall effective income tax rates were (213.36%) and (1.22%), respectively, for the six months ended May 31, 2010 and 2009. The change in the effective tax rate, compared to the same period in 2009, resulted primarily from the reversal of gross unrecognized tax benefits as a result of the withdrawal of an issue by the IRS and settlements with state taxing authorities.

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

At May 31, 2010, our reportable homebuilding segments and Homebuilding Other consisted of homebuilding divisions located in:

East: Florida, Maryland, New Jersey and Virginia

Central: Arizona, Colorado and Texas (1)

West: California and Nevada

Houston: Houston, Texas

Other: Georgia, Illinois, Minnesota, North Carolina and South Carolina

(1)	Texas in the Central reportable segment excludes Houston, Texas, which is its own reportable segment.

The following tables set forth selected financial and operational information related to our homebuilding operations for the periods indicated:

Selected Financial and Operational Data

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2010	2009	2010	2009
Revenues:
East:
Sales of homes	$219,101	214,937	357,794	393,309
Sales of land	4,786	14,110	8,153	16,436

Total East	223,887	229,047	365,947	409,745

Central:
Sales of homes	100,085	91,624	165,860	153,526
Sales of land	1,786	965	2,094	1,772

Total Central	101,871	92,589	167,954	155,298

West:
Sales of homes	177,612	276,506	340,143	416,996
Sales of land	1,655	1,211	3,441	1,947

Total West	179,267	277,717	343,584	418,943

Houston:
Sales of homes	100,943	116,533	174,770	195,154
Sales of land	2,343	343	4,310	2,750

Total Houston	103,286	116,876	179,080	197,904

Other:
Sales of homes	97,017	89,000	169,539	152,373

Total Other	97,017	89,000	169,539	152,373

Total homebuilding revenues	$705,328	805,229	1,226,104	1,334,263

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2010	2009	2010	2009
Operating earnings (loss):
East:
Sales of homes	$23,216	(2,947)	38,699	(18,784)
Sales of land	1,070	5,179	2,304	(303)
Equity in earnings (loss) from unconsolidated entities	266	(938)	(553)	(2,636)
Other income (expense), net	(2,524)	2,714	8,059	(2,974)
Other interest expense	(6,293)	(5,212)	(12,251)	(8,799)

Total East	15,735	(1,204)	36,258	(33,496)

Central:
Sales of homes	2,482	(9,081)	140	(26,072)
Sales of land	223	(446)	(846)	(328)
Equity in loss from unconsolidated entities	(370)	(1,181)	(798)	(1,823)
Other expense, net	(545)	(5,667)	(1,411)	(13,124)
Other interest expense	(2,246)	(2,202)	(4,788)	(3,876)

Total Central	(456)	(18,577)	(7,703)	(45,223)

West:
Sales of homes	6,289	(22,864)	7,024	(54,818)
Sales of land	157	(1,593)	766	(2,709)
Equity in loss from unconsolidated entities	(1,992)	(57,273)	(9,480)	(57,029)
Other income (expense), net	3,367	(4,615)	8,617	(26,936)
Other interest expense	(6,157)	(4,206)	(13,155)	(8,389)

Total West	1,664	(90,551)	(6,228)	(149,881)

Houston:
Sales of homes	8,708	7,081	14,021	9,464
Sales of land	557	(99)	1,136	(1,016)
Equity in earnings (loss) from unconsolidated entities	284	(334)	265	(1,149)
Other income, net	340	205	708	331
Other interest expense	(702)	(636)	(1,489)	(1,198)

Total Houston	9,187	6,217	14,641	6,432

Other:
Sales of homes	5,937	(8,623)	4,206	(13,219)
Sales of land	—	(653)	—	(3,786)
Equity in earnings (loss) from unconsolidated entities	410	(164)	270	(170)
Other expense, net	(891)	(666)	(2,023)	(1,131)
Other interest expense	(2,118)	(2,237)	(4,498)	(4,260)

Total Other	3,338	(12,343)	(2,045)	(22,566)

Total homebuilding operating earnings (loss)	$29,468	(116,458)	34,923	(244,734)

Summary of Homebuilding Data

Deliveries:

	Three Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	May 31, 2010	May 31, 2009	May 31, 2010	May 31, 2009	May 31, 2010	May 31, 2009
East	991	975	$219,101	214,937	$221,000	220,000
Central	504	466	100,085	91,624	199,000	197,000
West	568	798	185,891	284,101	327,000	356,000
Houston	465	580	100,943	116,534	217,000	201,000
Other	384	330	97,017	89,550	253,000	271,000

Total	2,912	3,149	$703,037	796,746	$241,000	253,000

Of the total homes delivered listed above, 10 homes with a dollar value of $8.3 million and an average sales price of $828,000 represent deliveries from unconsolidated entities for the three months ended May 31, 2010, compared to 11 home deliveries with a dollar value of $8.1 million and an average sales price of $741,000 for the three months ended May 31, 2009.

	Six Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	May 31, 2010	May 31, 2009	May 31, 2010	May 31, 2009	May 31, 2010	May 31, 2009
East	1,600	1,769	$357,794	393,309	$224,000	222,000
Central	821	781	165,860	153,526	202,000	197,000
West	1,016	1,207	361,221	432,217	356,000	358,000
Houston	811	985	174,770	195,154	215,000	198,000
Other	668	549	169,539	152,923	254,000	279,000

Total	4,916	5,291	$1,229,184	1,327,129	$250,000	251,000

Of the total homes delivered listed above, 26 homes with a dollar value of $21.1 million and an average sales price of $811,000 represent deliveries from unconsolidated entities for the six months ended May 31, 2010, compared to 17 home deliveries with a dollar value of $15.8 million and an average sales price of $928,000 for the six months ended May 31, 2009.

Sales Incentives (1):

	Three Months Ended
	Sales Incentives (In thousands)		Average Sales Incentives Per Home Delivered		Sales Incentives as a % of Revenue
	May 31, 2010	May 31, 2009	May 31, 2010	May 31, 2009	May 31, 2010	May 31, 2009
East	$29,537	53,844	$29,800	55,200	11.8%	20.0%
Central	15,641	17,962	31,000	38,500	13.5%	16.4%
West	17,413	53,888	31,200	68,300	8.9%	16.3%
Houston	16,360	20,701	35,200	35,700	14.0%	15.1%
Other	11,416	18,799	29,700	57,300	10.5%	17.4%

Total	$90,367	165,194	$31,100	52,600	11.5%	17.3%

	Six Months Ended
	Sales Incentives (In thousands)		Average Sales Incentives Per Home Delivered		Sales Incentives as a % of Revenue
	May 31, 2010	May 31, 2009	May 31, 2010	May 31, 2009	May 31, 2010	May 31, 2009
East	$52,641	96,101	$32,900	54,300	12.8%	19.6%
Central	26,760	31,695	32,600	40,600	13.9%	17.2%
West	33,711	82,947	34,100	69,600	9.0%	16.6%
Houston	29,588	33,321	36,500	33,800	14.5%	14.6%
Other	21,388	29,041	32,000	53,100	11.2%	16.0%

Total	$164,088	273,105	$33,600	51,800	11.9%	17.2%

(1)	Sales incentives relate to home deliveries during the period, excluding deliveries by unconsolidated entities.

New Orders (2):

	Three Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	May 31, 2010	May 31, 2009	May 31, 2010	May 31, 2009	May 31, 2010	May 31, 2009
East	1,253	1,107	$276,098	242,867	$220,000	219,000
Central	487	563	101,839	113,091	209,000	201,000
West	598	890	192,871	314,402	323,000	353,000
Houston	484	649	107,393	132,313	222,000	204,000
Other	385	355	99,859	89,745	259,000	253,000

Total	3,207	3,564	$778,060	892,418	$243,000	250,000

Of the total new orders listed above, 37 homes with a dollar value of $22.5 million and an average sales price of $609,000 represent new orders from unconsolidated entities for the three months ended May 31, 2010, compared to 23 new orders with a dollar value of $15.3 million and an average sales price of $664,000 for the three months ended May 31, 2009.

	Six Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	May 31, 2010	May 31, 2009	May 31, 2010	May 31, 2009	May 31, 2010	May 31, 2009
East	2,223	1,823	$487,461	398,148	$219,000	218,000
Central	903	929	186,818	185,937	207,000	200,000
West	1,052	1,381	356,228	476,078	339,000	345,000
Houston	872	1,044	189,945	206,382	218,000	198,000
Other	734	577	186,216	149,209	254,000	259,000

Total	5,784	5,754	$1,406,668	1,415,754	$243,000	246,000

Of the total new orders listed above, 46 homes with a dollar value of $30.6 million and an average sales price of $665,000 represent new orders from unconsolidated entities for the six months ended May 31, 2010, compared to 31 new orders with a dollar value of $20.2 million and an average sales price of $650,000 for the six months ended May 31, 2009.

(2)	New orders represent the number of new sales contracts executed with homebuyers, net of cancellations, during the three and six months ended May 31, 2010 and 2009.

Backlog:

	Homes		Dollar Value (In thousands)		Average Sales Price
	May 31, 2010	May 31, 2009	May 31, 2010	May 31, 2009	May 31, 2010	May 31, 2009
East	1,305	843	$307,000	208,733	$235,000	248,000
Central	249	271	57,175	56,726	230,000	209,000
West	372	421	139,517	152,619	375,000	363,000
Houston	310	328	76,118	68,915	246,000	210,000
Other	263	199	76,133	58,742	289,000	295,000

Total	2,499	2,062	$655,943	545,735	$262,000	265,000

Of the total homes in backlog listed above, 29 homes with a backlog dollar value of $16.7 million and an average sales price of $577,000 represent the backlog from unconsolidated entities at May 31, 2010, compared with backlog from unconsolidated entities of 21 homes with a backlog dollar value of $16.5 million and an average sales price of $784,000 at May 31, 2009.

Backlog represents the number of homes under sales contracts. Homes are sold using sales contracts, which are generally accompanied by sales deposits. In some instances, purchasers are permitted to cancel sales contracts if they fail to qualify for financing or under certain other circumstances. We experienced cancellation rates in our homebuilding segments and Homebuilding Other as follows:

	Three Months Ended		Six Months Ended
	May 31, 2010	May 31, 2009	May 31, 2010	May 31, 2009
East	14%	18%	13%	20%
Central	19%	15%	17%	16%
West	23%	12%	18%	14%
Houston	18%	17%	16%	19%
Other	16%	15%	16%	17%

Total	17%	15%	15%	18%

Three Months Ended May 31, 2010 versus Three Months Ended May 31, 2009

Homebuilding East: Homebuilding revenues for the three months ended May 31, 2010 were down slightly, compared to the three months ended May 31, 2009. Gross margins on home sales were $50.8 million, or 23.2%, for the three months ended May 31, 2010, compared to gross margins on home sales of $19.2 million, or 9.0%, for the three months ended May 31, 2009, including $8.8 million of valuation adjustments. Gross margin percentage on home sales improved compared to last year primarily due to a reduction of valuation adjustments and reduced sales incentives offered to homebuyers as a percentage of revenues from home sales (11.8% in 2010, compared to 20.0% in 2009).

Gross profits on land sales were $1.1 million for the three months ended May 31, 2010, compared to gross profits on land sales of $5.2 million for the three months ended May 31, 2009 (net of $2.0 million of valuation adjustments).

Homebuilding Central: Homebuilding revenues increased for the three months ended May 31, 2010, compared to the three months ended May 31, 2009, primarily due to an increase in the number of home deliveries and average sales price in Texas, excluding Houston. Gross margins on home sales were $15.6 million, or 15.6%, for three months ended May 31, 2010, compared to gross margins on home sales of $8.8 million, or 9.6%, for three months ended May 31, 2009, including $2.2 million of valuation adjustments. Gross margin percentage on home sales improved compared to last year primarily due to a reduction of valuation adjustments and reduced sales incentives offered to homebuyers as a percentage of revenues from home sales (13.5% in 2010 and 16.4% in 2009).

Gross profits on land sales were $0.2 million for the three months ended May 31, 2010 (net of $0.4 million of valuation adjustments), compared to losses on land sales of $0.4 million for the three months ended May 31, 2009 (including $1.1 million of valuation adjustments).

Homebuilding West: Homebuilding revenues decreased for the three months ended May 31, 2010, compared to the three months ended May 31, 2009, primarily due to a decrease in the number of home deliveries and average sales price of homes delivered in all of the states in this segment. Gross margins on home sales were $38.5 million, or 21.7%, for the three months ended May 31, 2010, compared to gross margins on home sales of $23.2 million, or 8.4%, for the three months ended May 31, 2009, including $15.6 million of valuation adjustments. Gross margin percentage on home sales improved compared to last year primarily due to a reduction of valuation adjustments and reduced sales incentives offered to homebuyers as a percentage of revenues from home sales (8.9% in 2010, compared to 16.3% in 2009).

Gross profits on land sales were $0.2 million for the three months ended May 31, 2010 (net of $0.1 million of valuation adjustments), compared to losses on land sales of $1.6 million for the three months ended May 31, 2009 (including $1.2 million of write-offs of deposits and pre-acquisition costs and $2.5 million of valuation adjustments).

Homebuilding Houston: Homebuilding revenues decreased for the three months ended May 31, 2010, compared to the three months ended May 31, 2009, primarily due to a decrease in the number of home deliveries in this segment, partially offset by an increase in the average sales price of homes delivered. Gross margins on home sales were $20.0 million, or 19.8%, for the three months ended May 31, 2010, compared to gross margins on home sales of $21.4 million, or 18.4%, for the three months ended May 31, 2009, including valuation adjustments of $0.1 million . Gross margin percentage on home sales improved compared to last year primarily due to reduced sales incentives offered to homebuyers as a percentage of revenues from home sales (14.0% in 2010, compared to 15.1% in 2009) and an increase in average sales price.

Gross profits on land sales were $0.6 million for the three months ended May 31, 2010, compared to losses on land sales of $0.1 million for the three months ended May 31, 2009.

Homebuilding Other: Homebuilding revenues increased for the three months ended May 31, 2010, compared to the three months ended May 31, 2009, primarily due to an increase in the number of home deliveries in all states in Homebuilding Other, except in Illinois. Gross margins on home sales were $18.6 million, or 19.2%, for the three months ended May 31, 2010, compared to gross margins on home sales of $3.5 million, or 3.9%, for the three months ended May 31, 2009, including $7.9 million of valuation adjustments. Gross margin percentage on home sales improved compared to last year primarily due to a reduction of valuation adjustments and reduced sales incentives offered to homebuyers as a percentage of revenues from home sales (10.5% in 2010, compared to 17.4% in 2009).

There were no land sales in Homebuilding Other for the three months ended May 31, 2010. Losses on land sales for the three months ended May 31, 2009 of $0.7 million due to write-offs of deposits and pre-acquisition costs.

Six Months Ended May 31, 2010 versus Six Months Ended May 31, 2009

Homebuilding East: Homebuilding revenues decreased for the six months ended May 31, 2010, compared to the six months ended May 31, 2009, primarily due to a decrease in the number of home deliveries in Florida. Gross margins on home sales were $85.6 million, or 23.9%, in 2010, compared to gross margins on home sales of $30.1 million, or 7.6%, for the six months ended May 31, 2009, including $22.3 million of valuation adjustments. Gross margin percentage on home sales improved compared to last year primarily due to a reduction of valuation adjustments and reduced sales incentives offered to homebuyers as a percentage of revenues from home sales (12.8% in 2010, compared to 19.6% in 2009).

Gross profits on land sales were $2.3 million for the six months ended May 31, 2010, compared to losses on land sales of $0.3 million for the six months ended May 31, 2009 (including $5.8 million of write-offs of deposits and pre-acquisition costs and $2.1 million of valuation adjustments).

Homebuilding Central: Homebuilding revenues increased for the six months ended May 31, 2010, compared to the six months ended May 31, 2009, primarily due to an increase in the number of home deliveries in Texas, excluding Houston and an increase in the average sales price of homes delivered in Colorado and Texas, excluding Houston. Gross margins on home sales were $24.5 million, or 14.8%, for the six months ended May 31, 2010, compared to gross margins on homes sales of $7.0 million, or 4.6%, for the six months ended May 31, 2009, including $10.3 million of valuation adjustments. Gross margin percentage on home sales improved compared to last year primarily due to a reduction of valuation adjustments and reduced sales incentives offered to homebuyers as a percentage of revenues from home sales (13.9% in 2010, compared to 17.2% in 2009).

Losses on land sales were $0.8 million for the six months ended May 31, 2010 (including $1.8 million of valuation adjustments), compared to losses on land sales of $0.3 million for the six months ended May 31, 2009 (including $0.1 million of write-offs of deposits and pre-acquisition costs and $1.2 million of valuation adjustments).

Homebuilding West: Homebuilding revenues decreased for the six months ended May 31, 2010, compared to the six months ended May 31, 2009, primarily due to a decrease in the number of home deliveries in all of the states in this segment. Gross margins on home sales were $69.3 million, or 20.4%, for the six months ended May 31, 2010, compared to gross margins on home sales of $30.1 million, or 7.2%, for the six months ended May 31, 2009, including $34.0 million of valuation adjustments. Gross margin percentage on home sales improved compared to last year primarily due to a reduction of valuation adjustments and reduced sales incentives offered to homebuyers as a percentage of revenues from home sales (9.0% in 2010, compared to 16.6% in 2009).

Gross profits on land sales were $0.8 million for the six months ended May 31, 2010 (net of $0.1 million of valuation adjustments), compared to losses on land sales of $2.7 million for the six months ended May 31, 2009 (including $1.7 million of write-offs of deposits and pre-acquisition costs and $2.5 million of valuation adjustments).

Homebuilding Houston: Homebuilding revenues decreased for the six months ended May 31, 2010, compared to the six months ended May 31, 2009, primarily due to a decrease in the number of home deliveries in this segment, partially offset by an increase in the average sales price of homes delivered. Gross margins on home sales were $34.4 million, or 19.7%, for the six months ended May 31, 2010, compared to gross margins on home sales of $33.7 million, or 17.3%, for the six months ended May 31, 2009, including $0.2 million of valuation adjustments. Gross margin percentage on home sales improved compared to last year primarily due to an increase in average sales price of homes delivered.

Gross profits on land sales were $1.1 million for the six months ended May 31, 2010, compared to losses on land sales of $1.0 million for the six months ended May 31, 2009 (including $0.7 million of write-offs of deposits and pre-acquisition costs).

Homebuilding Other: Homebuilding revenues increased for the six months ended May 31, 2010, compared to the six months ended May 31, 2009, primarily due to an increase in the number of home deliveries in all states in Homebuilding Other, except in Illinois. Gross margins on home sales were $28.0 million, or 16.5%, for the six months ended May 31, 2010, compared to gross margins on home sales of $9.4 million, or 6.2%, for the six months ended May 31, 2009, including $8.5 million of valuation adjustments. Gross margin percentage on home sales improved compared to last year primarily due to a reduction of valuation adjustments and reduced sales incentives offered to homebuyers as a percentage of revenues from home sales (11.2% in 2010, compared to 16.0% in 2009).

There were no land sales in Homebuilding Other for the six months ended May 31, 2010. Losses on land sales for the six months ended May 31, 2009 of $3.8 million were due to write-offs of deposits and pre-acquisition costs.

At May 31, 2010 and 2009, we owned 82,455 homesites and 76,064 homesites, respectively, and had access to an additional 21,806 homesites and 32,596 homesites, respectively, through either option contracts with third parties or agreements with unconsolidated entities in which we have investments. At November 30, 2009, we owned 82,703 homesites and had access to an additional 21,173 homesites through either option contracts with third parties or agreements with unconsolidated entities in which we have investments. At May 31, 2010, 3% of the homesites we owned were subject to home purchase contracts. At May 31, 2010 and 2009, our backlog of sales contracts was 2,499 homes ($655.9 million) and 2,062 homes ($545.7 million), respectively. The increase in backlog was primarily attributable to having more new orders than new home deliveries over the last 12 months.

Lennar Financial Services Segment

The following table presents selected financial data related to our Lennar Financial Services segment for the periods indicated:

	Three Months Ended May 31,		Six Months Ended May 31,
(Dollars in thousands)	2010	2009	2010	2009
Revenues	$74,536	86,624	127,901	150,653
Costs and expenses	60,883	70,085	115,149	133,622

Operating earnings	$13,653	16,539	12,752	17,031

Dollar value of mortgages originated	$781,000	1,267,000	1,331,000	2,236,000

Number of mortgages originated	3,800	5,600	6,200	9,800

Mortgage capture rate of Lennar homebuyers	85%	89%	85%	88%

Number of title and closing service transactions	24,400	34,700	47,700	61,800

Number of title policies issued	28,200	21,500	52,900	36,500

Rialto Investments Segment

Our Rialto Investments (“Rialto”) segment is a new reportable segment that met the reportable segment criteria set forth in GAAP beginning in the first quarter of 2010. All prior year segment information has been restated to conform with the 2010 presentation. The change had no effect on the Company’s condensed consolidated financial statements, except for certain reclassifications. Rialto’s objective is to generate superior, risk-adjusted returns by focusing on commercial and residential real estate opportunities arising from dislocations in the United States real estate markets and the eventual restructure and recapitalization of those markets. Rialto intends to deliver these returns through its abilities to source, underwrite, price, manage, turnaround and ultimately monetize real estate assets, as well as providing similar services to others in markets across the country.

The following table presents the results of operations of our Rialto segment for the periods indicated:

	Three Months Ended May 31,		Six Months Ended May 31,
(In thousands)	2010	2009	2010	2009
Revenues	$34,617	—	34,918	—
Costs and expenses	19,514	465	20,917	1,021
Rialto Investments equity in loss from unconsolidated entities	(436)	—	(293)	—

Operating earnings (loss) (1)	$14,667	(465)	13,708	(1,021)

(1)	Operating earnings for both the three and six months ended May 31, 2010 include $9.6 million of net earnings attributable to noncontrolling interests.

In February 2010, the Rialto segment acquired indirectly 40% managing member equity interests in two limited liability companies (“LLCs”), in partnership with the FDIC, for approximately $243 million (net of transactions costs and a $22 million working capital reserve). The LLCs hold performing and non-performing loans formerly owned by 22 failed financial institutions. The two portfolios consist of more than 5,500 distressed residential and commercial real estate loans with an aggregate unpaid principal balance of approximately $3 billion and had an initial fair value of approximately $1.2 billion. The FDIC retained a 60% equity interest in the LLCs and provided $626.9 million of notes with 0% interest, which are non-recourse to us. In accordance with GAAP, interest has not been imputed because the notes are with, and guaranteed by, a governmental agency. The notes are secured by the loans held by the LLCs. Additionally, if the LLCs exceed expectations and meet certain internal rate of return and distribution thresholds, our equity interest in the LLCs could be reduced from 40% down to 30%, with a corresponding increase to the FDIC’s equity interest from 60% up to 70%. Although our equity interest could decrease, we would most likely yield a higher return on our investment. As of May 31, 2010, the notes payable balance was $626.9 million; however, during the three months ended May 31, 2010, $33.7 million of cash collections on loans in excess of expenses was deposited in a defeasance account, established solely for the repayment of the notes payable, per the agreement with the FDIC. The funds in the defeasance account will be used to retire the notes payable upon their maturity.

The LLCs met the accounting definition of variable interest entities (“VIEs”) and since we were determined to be the primary beneficiary, we consolidated the LLCs. The LLCs are considered VIEs due to the FDIC’s guarantee on the $626.9 million notes payable, as well as our $10 million guarantee of servicer performance. We determined that we were the primary beneficiary because we have the power to direct the activities of the LLCs that most significantly impact the LLCs’ performance through our management agreement. At May 31, 2010, these consolidated LLCs had total combined assets and liabilities of $1.3 billion and $0.6 billion, respectively.

In addition to the acquisition and management of the FDIC portfolios, an affiliate in the Rialto segment is a sub-advisor to the AllianceBernstein L.P. (“AB”) fund formed under the Federal government’s Public-Private Investment Program (“PPIP”) and receives management fees for sub-advisory services. During the three and six months ended May 31, 2010, we invested $15.0 million and $56.3 million, respectively, in the AB PPIP fund. As of May 31, 2010, our investment in the AB PPIP fund was $57.8 million.

We have grouped these investments in our Rialto segment, along with our $7.4 million, or approximately 5%, investment in a service and infrastructure provider to the residential home loan market (the “Servicer”), which provides services to the LLCs.

(2) Financial Condition and Capital Resources

At May 31, 2010, we had cash and cash equivalents related to our homebuilding, financial services and Rialto operations of $1.3 billion, compared to $1.6 billion at May 31, 2009.

We finance our land acquisition and development activities, construction activities, financial services activities, Rialto activities and general operating needs primarily with cash generated from our operations, debt issuances and equity offerings, as well as cash borrowed under warehouse lines of credit.

Operating Cash Flow Activities

In the six months ended May 31, 2010 and 2009, cash provided by operating activities amounted to $274.7 million and $252.7 million, respectively. During the six months ended May 31, 2010, cash provided by operating activities was positively impacted by the receipt of a tax refund of $323.7 million generated primarily from losses incurred prior to fiscal 2010. This was partially offset by an increase in inventories of $131.3 million, primarily due to land purchases during the six months ended May 31, 2010.

Investing Cash Flow Activities

During the six months ended May 31, 2010 and 2009, cash used in investing activities totaled $443.2 million and $97.9 million, respectively. During the six months ended May 31, 2010, our Rialto segment contributed $243 million of cash (net of $22 million working capital reserve) to acquire indirectly 40% managing member interests in two LLCs in partnership with the FDIC. Upon the consolidation of the LLCs that hold the two portfolios of real estate loans acquired in the FDIC transaction, the Company consolidated $87.8 million of cash, resulting in net contributions to consolidated entities by the Rialto segment of $177.2 million during the six months ended May 31, 2010. The Rialto segment also contributed $56.3 million of cash to unconsolidated entities (the AB PPIP fund). In the six months ended May 31, 2010, we also contributed $58.2 million of cash to Lennar Homebuilding unconsolidated entities, compared to $108.4 million during the six months ended May 31, 2009. In addition, there was an increase in cash used in investing activities related to an increase of $125.9 million in restricted cash used to collateralize letters of credit.

We are always looking at the possibility of acquiring homebuilders and other companies. However, at May 31, 2010, we had no agreements or understandings regarding any significant transactions.

Financing Cash Flow Activities

During the six months ended May 31, 2010, our cash used in financing activities was primarily attributed to the redemption of senior notes, principal payments on other borrowings and net repayments under our Lennar Financial Services’ warehouse repurchase facilities, offset primarily by the issuance of new debt.

Debt to total capital ratios are financial measures commonly used in the homebuilding industry and are presented to assist in understanding the leverage of our Lennar Homebuilding operations. Management believes providing a measure of leverage of our Lennar Homebuilding operations enables management and readers of our financial statements to better understand our financial position and performance. Lennar Homebuilding debt to total capital and net Lennar Homebuilding debt to total capital are calculated as follows:

(Dollars in thousands)	May 31, 2010	November 30, 2009	May 31, 2009
Lennar Homebuilding debt	$2,890,212	2,761,352	2,664,853
Stockholders’ equity	2,473,893	2,443,479	2,482,006

Total capital	$5,364,105	5,204,831	5,146,859

Lennar Homebuilding debt to total capital	53.9%	53.1%	51.8%

Lennar Homebuilding debt	$2,890,212	2,761,352	2,664,853
Less: Lennar Homebuilding cash and cash equivalents	1,087,698	1,330,603	1,447,011

Net Lennar Homebuilding debt	$1,802,514	1,430,749	1,217,842

Net Lennar Homebuilding debt to total capital (1)	42.2%	36.9%	32.9%

(1)	Net Lennar Homebuilding debt to total capital consists of net Lennar Homebuilding debt (Lennar Homebuilding debt less Lennar Homebuilding cash and cash equivalents) divided by total capital (net Lennar Homebuilding debt plus stockholders’ equity).

At May 31, 2010, Lennar Homebuilding debt to total capital and net Lennar Homebuilding debt to total capital were higher compared to May 31, 2009, due to the increase in Lennar Homebuilding debt as a result of an increase in senior notes and a decrease in Lennar Homebuilding cash and cash equivalents.

Our Lennar Homebuilding average debt outstanding was $2.7 billion for the six months ended May 31, 2010, compared to $2.6 billion in the same period last year. The average rate for interest incurred was 6.3% for the six months ended May 31, 2010, compared to 5.9% for the six months ended May 31, 2009. Interest incurred related to Lennar Homebuilding debt for the six months ended May 31, 2010 was $90.6 million, compared to $77.5 million in the same period last year. The majority of our short-term financing needs, including financings for land acquisition and development activities and general operating needs, are met with cash generated from operations and debt issuances.

In February 2010, we terminated our $1.1 billion senior unsecured revolving credit facility (the “Credit Facility”). We had no outstanding borrowings under the Credit Facility as it was only being used to issue letters of credit. We entered into cash-collateralized letter of credit agreements with two banks with a capacity totaling $225 million. As of May 31, 2010, we had $124.6 million of cash-collateralized letters of credit. We expect to save over $8 million annually as a result of terminating the Credit Facility and entering into more cost effective cash-collateralized letter of credit agreements.

Our performance letters of credit outstanding were $78.1 million and $97.7 million, respectively, at May 31, 2010 and November 30, 2009. Our financial letters of credit outstanding were $195.5 million and $205.4 million, respectively, at May 31, 2010 and November 30, 2009. Performance letters of credit are generally posted with regulatory bodies to guarantee our performance of certain development and construction activities, and financial letters of credit are generally posted in lieu of cash deposits on option contracts and for insurance risks, credit enhancements and as other collateral.

In May 2010, we issued $250 million of 6.95% senior notes due 2018 (the “6.95% Senior Notes”) at a price of 98.929% in a private placement. Proceeds from the offering, after payment of initial purchaser’s discount and expenses, were $243.9 million. We used the net proceeds of the sale of the 6.95% Senior Notes to fund purchases pursuant to our tender offer for our 5.125% senior notes due October 2010, our 5.95% senior notes due 2011 and our 5.95% senior notes due 2013. Interest on the 6.95% Senior Notes is due semi-annually beginning December 1, 2010. The 6.95% Senior Notes are unsecured and unsubordinated, and may at some time be guaranteed by some or substantially all of our subsidiaries. At May 31, 2010, the carrying amount of the 6.95% Senior Notes was $247.3 million.

In May 2010, we issued $276.5 million of 2.00% convertible senior notes due 2020 (the “2.00% Convertible Senior Notes”) at a price of 100% in a private placement. Proceeds from the offering, after payment of expenses, were $271.2 million. The net proceeds will be used for general corporate purposes, including repayments or repurchases of existing senior notes or other indebtedness. The 2.00% Convertible Senior Notes are convertible into shares of the Lennar Class A common stock at the initial conversion rate of 36.1827 shares of common stock per $1,000 principal amount of the 2.00% Convertible Senior Notes, which is equivalent to an initial conversion price of approximately $27.64 per share of Class A common stock, subject to anti-dilution adjustments. Holders of the 2.00% Convertible Senior Notes will have the right to require us to repurchase them for cash equal to 100% of their principal amount, plus accrued but unpaid interest, on each of December 1, 2013 and December 1, 2015. We will have the right to redeem the 2.00% Convertible Senior Notes at any time on or after December 1, 2013 for 100% of their principal amount, plus accrued but unpaid interest. Interest on the 2.00% Senior Notes is due semi-annually beginning December 1, 2010. Beginning with the six-month interest period commencing December 1, 2013, under certain circumstances based on the average trading price of the 2.00% Convertible Senior Notes, we may be required to pay contingent interest. The 2.00% Convertible Senior Notes are unsecured and unsubordinated, and may at some time be guaranteed by some or substantially all of our subsidiaries. At May 31, 2010, the carrying amount of the 2.00% Convertible Senior Notes was $276.5 million.

In May 2010, we repurchased $289.4 million aggregate principal amount, or 38%, of our senior notes due 2010, 2011 and 2013 through a tender offer that ran from April 27, 2010 through May 25, 2010, resulting in a pre-tax loss of $10.8 million. Through the tender offer, we repurchased $76.4 million principal amount of our 5.125% senior notes due October 2010, $130.8 million principal amount of our 5.95% senior notes due 2011 and $82.3 million of our 5.95% senior notes due 2013.

In addition to the tender offer, during the six months ended May 31, 2010, we repurchased $74.4 million principal amount of our 5.125% senior notes due October 2010 and $1.0 million principal amount of our 5.95% senior notes due 2011, resulting in a pre-tax loss of $0.9 million. During the six months ended May 31, 2010, we also retired $98.3 million of mortgage notes on land and other debt, resulting in a pre-tax gain of $13.6 million.

At May 31, 2010, our Lennar Financial Services segment had a warehouse repurchase facility that matures in July 2010 with a maximum aggregate commitment of $125 million and a warehouse repurchase facility that matured in June 2010 with a maximum aggregate commitment of $200 million. In addition, at May 31, 2010, our Lennar Financial Services segment had a warehouse repurchase facility that was renewed in May 2010 and matures in April 2011 with a maximum aggregate commitment of $100 million and an additional uncommitted amount of $100 million. At May 31, 2010, the maximum aggregate commitment under these facilities totaled $425 million.

In June 2010, our Lennar Financial Services segment amended its warehouse repurchase facility that matured in June 2010 by extending its maturity to August 2010 and reducing the maximum aggregate commitment to $100 million.

Our Lennar Financial Services segment uses these facilities to finance its lending activities until the mortgage loans are sold to investors and expects the facilities to be renewed or replaced with other facilities when they mature. Borrowings under the facilities were $161.0 million and $217.5 million, respectively, at May 31, 2010 and November 30, 2009, and were collateralized by mortgage loans and receivables on loans sold to investors but not yet paid for with outstanding principal balances of $170.9 million and $266.9 million, respectively, at May 31, 2010 and November 30, 2009.

Since our Lennar Financial Services segment’s borrowings under the lines of credit are generally repaid with the proceeds from the sales of mortgage loans and receivables on loans that secure those borrowings, the facilities are not likely to be a call on our current or future cash resources. If the facilities are not renewed, the borrowings under the lines of credit will be paid off by selling the mortgage loans held-for-sale to investors and by collecting on receivables on loans sold to investors but not yet paid. Without the facilities, our Lennar Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities.

Changes in Capital

We have a stock repurchase program which permits the purchase of up to 20 million shares of our outstanding common stock. During both the three and six months ended May 31, 2010 and 2009, there were no share repurchases under the stock repurchase program. As of May 31, 2010, 6.2 million shares of common stock can be repurchased in the future under the program.

During the three months ended May 31, 2010, treasury stock increased by an immaterial amount of common shares. During the six months ended May 31, 2010, treasury stock increased by 0.1 million common shares, in connection with activity related to our equity compensation plan and forfeitures of restricted stock.

On May 20, 2010, we paid cash dividends of $0.04 per share for both our Class A and Class B common stock to holders of record at the close of business on May 5, 2010, as declared by our Board of Directors on April 14, 2010. On June 23, 2010, our Board of Directors declared a quarterly cash dividend of $0.04 per share on both our Class A and Class B common stock payable on August 5, 2010 to holders of record at the close of business on July 21, 2010.

Based on our current financial condition and credit relationships, we believe that our operations and borrowing resources will provide for our current and long-term capital requirements at our anticipated levels of activity.

Off-Balance Sheet Arrangements

Lennar Homebuilding—Investments in Unconsolidated Entities

At May 31, 2010, we had equity investments in 53 unconsolidated entities (of which 16 had recourse debt, 14 had non-recourse debt and 23 had no debt), compared to 58 and 61 unconsolidated entities at February 28, 2010 and November 30, 2009, respectively. Historically, we invested in unconsolidated entities that acquired and developed land (1) for our homebuilding operations or for sale to third parties or (2) for the construction of homes for sale to third-party homebuyers. Through these entities, we primarily sought to reduce and share our risk by limiting the amount of our capital invested in land, while obtaining access to potential future homesites and allowing us to participate in strategic ventures. The use of these entities also, in some instances, enabled us to acquire land to which we could not otherwise obtain access, or could not obtain access on as favorable terms, without the participation of a strategic partner. Participants in these joint ventures are land owners/developers, other homebuilders and financial or strategic partners. Joint ventures with land owners/developers give us access to homesites owned or controlled by our partner. Joint ventures with other homebuilders provide us with the ability to bid jointly with our partner for large land parcels. Joint ventures with financial partners allow us to combine our homebuilding expertise with access to our partners’ capital. Joint ventures with strategic partners allow us to combine our homebuilding expertise with the specific expertise (e.g., commercial or infill experience) of our partner. Each joint venture is governed by an executive committee consisting of members from the partners.

Summarized condensed financial information on a combined 100% basis related to Lennar Homebuilding’s unconsolidated entities that are accounted for by the equity method was as follows:

Statements of Operations and Selected Information

	Three Months Ended May 31,		At or for the Six Months Ended May 31,
(Dollars in thousands)	2010	2009	2010	2009
Revenues	$42,768	53,460	99,523	119,243
Costs and expenses	68,820	580,167	148,000	695,365

Net loss of unconsolidated entities (1)	$(26,052)	(526,707)	(48,477)	(576,122)

Our share of net loss	$(1,376)	(58,950)	(9,532)	(63,250)
Our share of net loss – recognized	$(1,402)	(59,890)	(10,296)	(62,807)
Our cumulative share of net earnings – deferred at May 31, 2010 and 2009, respectively			$9,986	16,141
Our investments in unconsolidated entities			$609,653	646,406
Equity of the unconsolidated entities			$2,237,771	2,092,145

Our investment % in the unconsolidated entities			27%	31%

(1)	The net loss of unconsolidated entities for the three and six months ended May 31, 2009 was primarily related to valuation adjustments recorded by the unconsolidated entities. Our exposure to such losses was significantly lower as a result of our small ownership interest in the respective unconsolidated entities or our previous valuation adjustments to our investments in unconsolidated entities.

Balance Sheets

(Dollars in thousands)	May 31, 2010	November 30, 2009
Assets:
Cash and cash equivalents	$118,942	171,946
Inventories	3,581,140	3,628,491
Other assets	300,914	403,383

	$4,000,996	4,203,820

Liabilities and equity:
Accounts payable and other liabilities	$325,064	366,141
Debt	1,438,161	1,588,390
Equity of:
Lennar	609,653	599,266
Others	1,628,118	1,650,023

Total equity of unconsolidated entities	2,237,771	2,249,289

	$4,000,996	4,203,820

Our equity in the unconsolidated entities	27%	27%

In fiscal 2007, we sold a portfolio of land to a strategic land investment venture with Morgan Stanley Real Estate Fund II, L.P., an affiliate of Morgan Stanley & Co., Inc., in which we have a 20% ownership interest and 50% voting rights. Due to our continuing involvement, the transaction did not qualify as a sale by us under GAAP; thus, the inventory has remained on our consolidated balance sheet in consolidated inventory not owned. As of May 31, 2010 and November 30, 2009, the portfolio of land (including land development costs) of $452.1 million and $477.9 million, respectively, is reflected as inventory in the summarized condensed financial information related to Lennar Homebuilding’s unconsolidated entities.

Debt to total capital of our Lennar Homebuilding unconsolidated entities in which we have investments was calculated as follows:

(Dollars in thousands)	May 31, 2010	November 30, 2009
Debt	$1,438,161	1,588,390
Equity	2,237,771	2,249,289

Total capital	$3,675,932	3,837,679

Debt to total capital of our unconsolidated entities	39.1%	41.4%

Our investments in Lennar Homebuilding unconsolidated entities by type of venture were as follows:

(In thousands)	May 31, 2010	November 30, 2009
Land development	$576,001	555,799
Homebuilding	33,652	43,467

Total investments	$609,653	599,266

The summary of our net recourse exposure related to our Lennar Homebuilding unconsolidated entities in which we have investments was as follows:

	May 31, 2010	November 30, 2009
(In thousands)
Several recourse debt – repayment	$37,316	42,691
Several recourse debt – maintenance	49,769	75,238
Joint and several recourse debt – repayment	75,017	85,799
Joint and several recourse debt – maintenance	71,592	81,592
Land seller debt and other debt recourse exposure	—	2,420

Lennar’s maximum recourse exposure	233,694	287,740
Less: joint and several reimbursement agreements with our partners	(87,757)	(93,185)

Our net recourse exposure	$145,937	194,555

During the six months ended May 31, 2010, we reduced our maximum recourse exposure related to indebtedness of our Lennar Homebuilding unconsolidated entities by $54.0 million, of which $32.0 million was paid by us and $22.0 million related to the reduction of joint ventures, the reduction of joint and several recourse debt and the joint ventures selling inventory. As of May 31, 2010, we had $13.1 million of obligation guarantees recorded as a liability on our condensed consolidated balance sheet. The obligation guarantees are estimated based on current facts and circumstances and any unexpected changes may lead us to incur additional liabilities under our obligation guarantees in the future.

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

(In thousands)	May 31, 2010	November 30, 2009
Assets	$1,095,862	1,324,993
Liabilities	638,937	777,836
Equity	456,925	547,157

In addition, in most instances in which we have guaranteed debt of a Lennar Homebuilding unconsolidated entity, our partners have also guaranteed that debt and are required to contribute their share of the guarantee payment. Some of our guarantees are repayment guarantees and some are maintenance guarantees. In a repayment guarantee, we and our venture partners guarantee repayment of a portion or all of the debt in the event of a default before the lender would have to exercise its rights against the collateral. In the event of default, if our venture partner does not have adequate financial resources to meet its obligation under the reimbursement agreement, we may be liable for more than our proportionate share, up to our maximum recourse exposure, which is the full amount covered by the joint and several guarantee. The maintenance guarantees only apply if the value of the collateral (generally land and improvements) is less than a specified percentage of the loan balance. If we are required to make a payment under a maintenance guarantee to bring the value of the collateral above the specified percentage of the loan balance, the payment would constitute a capital contribution or loan to the Lennar Homebuilding unconsolidated entity and increase our share of any funds the unconsolidated entity distributes.

In many of the loans to Lennar Homebuilding unconsolidated entities, we and our joint venture partners (or entities related to them) have been required to give guarantees of completion to the lenders. Those completion guarantees may require that the guarantors complete the construction of the improvements for which the financing was obtained. If the construction is to be done in phases, very often the guarantee generally is limited to completing only the phases as to which construction has already commenced and for which loan proceeds were used.

During the three months ended May 31, 2010, there were payments of $5.0 million under our maintenance guarantees and there were other loan paydowns of $21.1 million, a portion of which related to amounts paid under our repayment guarantees. During the three months ended May 31, 2009, there were payments of $18.0 million under our maintenance guarantees and there were other loan repayments of $19.7 million, a portion of which related to amounts paid under our repayment guarantees. During the three months ended May 31, 2010 and 2009, there were no payments under completion guarantees.

During the six months ended May 31, 2010, there were payments of $5.0 million under our maintenance guarantees and there were other loan paydowns of $27.0 million, a portion of which related to amounts paid under our repayment guarantees. During the six months ended May 31, 2009, there were payments of $18.0 million under our maintenance guarantees and there were other loan repayments of

$38.5 million, a portion of which related to amounts paid under our repayment guarantees. During the six months ended May 31, 2010, there were no payments under completion guarantees. During the six months ended May 31, 2009, there was a payment of $5.6 million under a completion guarantee related to one joint venture. Payments made under guarantees are recorded primarily as contributions to our Lennar Homebuilding unconsolidated entities.

As of May 31, 2010, the fair values of the maintenance guarantees, completion guarantees and repayment guarantees were not material. We believe that as of May 31, 2010, in the event we become legally obligated to perform under a guarantee of the obligation of a Lennar Homebuilding unconsolidated entity due to a triggering event under a guarantee, most of the time the collateral should be sufficient to repay at least a significant portion of the obligation or we and our partners would contribute additional capital into the venture.

The total debt of Lennar Homebuilding unconsolidated entities in which we have investments was as follows:

	May 31, 2010	November 30, 2009
(Dollars in thousands)
Lennar’s net recourse exposure	$145,937	194,555
Reimbursement agreements from partners	87,757	93,185

Lennar’s maximum recourse exposure	$233,694	287,740

Non-recourse bank debt and other debt (partners’ share of several recourse)	$104,482	140,078
Non-recourse land seller debt and other debt	46,604	47,478
Non-recourse bank debt with completion guarantees	607,876	608,397
Non-recourse bank debt without completion guarantees	445,505	504,697

Non-recourse debt to Lennar	1,204,467	1,300,650

Total debt	$1,438,161	1,588,390

Lennar’s maximum recourse exposure as a % of total JV debt	16%	18%

In view of current credit market conditions, it is not uncommon for lenders to real estate developers, including joint ventures in which we have interests, to assert non-monetary defaults (such as failure to meet construction completion deadlines or declines in the market value of collateral below required amounts) or technical monetary defaults against the real estate developers. In most instances, those asserted defaults are resolved by modifications of the loan terms, additional equity investments or other concessions by the borrowers. In addition, in some instances, real estate developers, including joint ventures in which we have interests, are forced to request temporary waivers of covenants in loan documents or modifications of loan terms, which are often, but not always obtained. However, in some instances, developers, including joint ventures in which we have interests, are not able to meet their monetary obligations to lenders, and are thus declared in default. Because we sometimes guarantee all or portions of the obligations to lenders of joint ventures in which we have interests, when these joint ventures default on their obligations, lenders may or may not have claims against us. Normally, we do not make payments with regard to guarantees of joint venture obligations while the joint ventures are contesting assertions regarding sums due to their lenders. When it is determined that a joint venture is obligated to make a payment that we have guaranteed and the joint venture will not be able to make that payment, we accrue the amounts probable to be paid by us as a liability. Although we generally fulfill our guarantee obligations within reasonable time after we determine that we are obligated with regard to them, at any point in time it is likely that we will have some balance of unpaid guarantee liability. At May 31, 2010, the liability for unpaid guarantees of joint venture indebtedness on our consolidated balance sheet totaled $13.1 million.

The following table summarizes the principal maturities of our Lennar Homebuilding unconsolidated entities (“JVs”) debt as per current debt arrangements as of May 31, 2010 and does not represent estimates of future cash payments that will be made to reduce JV debt balances. Many JV loans have extension options in the loan agreements that would allow the loans to be extended into future years.

		Principal Maturities of Unconsolidated JVs by Period
(In thousands)	Total JV Assets (1)	Total JV Debt	2010	2011	2012	Thereafter	Other Debt (2)
Net recourse debt to Lennar		$145,937	67,046	33,651	30,063	15,177	—
Reimbursement agreements		87,757	—	50,878	28,445	8,434	—

Gross recourse debt to Lennar	$1,095,862	233,694	67,046	84,529	58,508	23,611	—
Debt without recourse to Lennar	2,532,412	1,204,467	67,664	977,945	62,098	48,235	48,525

Total	$3,628,274	1,438,161	134,710	1,062,474	120,606	71,846	48,525

(1)	Excludes unconsolidated joint venture assets where the joint venture has no debt.
(2)	Represents land seller debt and other debt.

The following table is a breakdown of the assets, debt and equity of the Lennar Homebuilding unconsolidated joint ventures by partner type as of May 31, 2010:

(Dollars in thousands)	Total JV Assets	Gross Recourse Debt to Lennar	Reimbursement Agreements	Net Recourse Debt to Lennar	Total Debt Without Recourse to Lennar	Total JV Debt	Total JV Equity	JV Debt to Total Capital Ratio	Remaining Homes/ Homesites in JV
Partner Type:
Financial	$2,485,794	56,530	50,878	5,652	876,843	933,373	1,287,265	42%	42,366
Land Owners/Developers	642,281	52,927	—	52,927	134,096	187,023	387,250	33%	25,105
Other Builders	477,900	50,128	8,434	41,694	102,217	152,345	294,847	34%	6,939
Strategic	395,021	74,109	28,445	45,664	42,786	116,895	268,409	30%	6,740

Total	$4,000,996	233,694	87,757	145,937	1,155,942	1,389,636	2,237,771	38%	81,150

Land seller debt and other debt		$—	—	—	48,525	48,525

Total JV debt		$233,694	87,757	145,937	1,204,467	1,438,161

The table below indicates the assets, debt and equity of our 10 largest Lennar Homebuilding unconsolidated joint venture investments as of May 31, 2010:

(Dollars in thousands)	Lennar’s Investment		Total JV Assets	Gross Recourse Debt to Lennar	Reimbursement Agreements	Net Recourse Debt to Lennar	Total Debt Without Recourse to Lennar	Total JV Debt	Total JV Equity	JV Debt to Total Capital Ratio
Land development JVs (1):
Platinum Triangle Partners		$103,413	270,555	56,889	28,445	28,444	—	56,889	204,938	22%
Heritage Fields El Toro		83,689	1,270,970	—	—	—	565,044	565,044	669,663	46%
56th & Lone Mountain		54,468	109,733	—	—	—	—	—	108,937	—
Newhall Land Development		49,159	454,113	—	—	—	—	—	282,976	—
Runkle Canyon		36,633	74,458	—	—	—	—	—	73,267	—
Ballpark Village		32,819	122,460	—	—	—	56,910	56,910	65,173	47%
MS Rialto Residential Holdings		32,273	460,993	—	—	—	103,992	103,992	336,837	24%
Rocking Horse Partners		19,400	48,793	—	—	—	9,138	9,138	38,799	19%
Treasure Island Community Development		18,322	37,505	—	—	—	—	—	36,675	—
Krome Groves Land Trust		17,754	88,306	13,353	—	13,353	26,697	40,050	44,576	47%

10 largest JV investments		447,930	2,937,886	70,242	28,445	41,797	761,781	832,023	1,861,841	31%

Other JVs		161,723	1,063,110	163,452	59,312	104,140	394,161	557,613	375,930	60%

Total		$609,653	4,000,996	233,694	87,757	145,937	1,155,942	1,389,636	2,237,771	38%

Land seller debt and other debt	$			—	—	—	48,525	48,525

Total JV debt	$			233,694	87,757	145,937	1,204,467	1,438,161

(1)	All of the joint ventures presented in this table operate in our Homebuilding West segment except for 56th & Lone Mountain and Rocking Horse Partners, which operate in our Homebuilding Central segment, Krome Groves Land Trust, which operates in our Homebuilding East segment and MS Rialto Residential Holdings, which operates in all of our homebuilding segments and Homebuilding Other.

The table below indicates the percentage of assets, debt and equity of our 10 largest Lennar Homebuilding unconsolidated joint venture investments as of May 31, 2010:

	% of Total JV Assets	% of Gross Recourse Debt to Lennar	% of Net Recourse Debt to Lennar	% of Total Debt Without Recourse to Lennar	% of Total JV Equity
10 largest JVs	73%	30%	29%	66%	83%
Other	27%	70%	71%	34%	17%

Total	100%	100%	100%	100%	100%

Rialto Investments—Investments in Unconsolidated Entities

In March 2009, the Legacy Securities program was announced by the U.S. Department of the Treasury (the “U.S. Treasury”) under the Federal government’s PPIP. The PPIP matches private capital with public capital and financing provided by the U.S. Treasury, which provides an opportunity for private investors to invest in certain non-agency residential mortgage-backed securities and commercial mortgage-backed securities issued prior to 2009 that were originally rated AAA, or an equivalent rating, by two or more nationally recognized statistical organizations without ratings enhancements. These securities are backed directly by actual mortgage loans and not by other securities.

During 2009, we committed to invest $75 million in the Federal government’s PPIP fund managed by AB. An affiliate of Rialto is a sub-advisor to the AB PPIP fund and receives management fees for sub-advisory services. Total equity commitments of approximately $1.2 billion were made by private investors in this fund, and the U.S. Treasury has committed to a matching amount of approximately $1.2 billion of equity in the fund, as well as agreeing to extend up to approximately $2.3 billion of financing. During the three and six months ended May 31, 2010, we invested $15.0 million and $56.3 million, respectively, in the AB PPIP fund. As of May 31, 2010, our investment in the AB PPIP fund was $57.8 million.

As of May 31, 2010, the portfolio of non-agency residential mortgage-backed securities and commercial mortgage-backed securities owned by the AB PPIP fund was $3.6 billion and it is reflected in investments in the summarized condensed balance sheets of Rialto’s unconsolidated entities.

As of May 31, 2010, a subsidiary in our Rialto segment also has a $7.4 million, or approximately 5%, investment in the Servicer, which provides services to the consolidated LLCs.

Summarized condensed financial information on a combined 100% basis related to Rialto’s investment in unconsolidated entities in which Rialto has investments that are accounted for by the equity method as of May 31, 2010 was as follows:

Balance Sheets

	May 31,	November 30,
(In thousands)	2010	2009 (1)
Assets:
Cash and cash equivalents	$35,535	2,229
Investments	3,556,824	—
Other assets	193,294	179,985

	$3,785,653	182,214

Liabilities and equity:
Accounts payable and other liabilities	$164,841	58,209
Partner loans	137,820	135,570
Debt	1,725,000	—
Equity of:
Rialto Investments	65,176	9,874
Others	1,692,816	(21,439)

Total equity of unconsolidated entities	1,757,992	(11,565)

	$3,785,653	182,214

(1)	Amounts included as of November 30, 2009 relate only to the Servicer because we did not invest in the AB PPIP fund until December 2009.

Statements of Operations

	Three Months Ended May 31,		Six Months Ended May 31,
(In thousands)	2010	2009	2010	2009
Revenues	$87,995	16,442	119,327	21,236
Costs and expenses	65,225	26,976	74,024	35,432

Net earnings (loss) of unconsolidated entities	22,770	(10,534)	45,303	(14,196)

Rialto Investments’ share of net loss recognized	$(436)	—	(293)	—

Option Contracts

We have access to land through option contracts, which generally enables us to control portions of properties owned by third parties (including land funds) and unconsolidated entities until we have determined whether to exercise the option.

The table below indicates the number of homesites owned and homesites to which we had access through option contracts with third parties (“optioned”) or unconsolidated joint ventures (“JV”s) (i.e., controlled homesites) at May 31, 2010 and 2009:

	Controlled Homesites
May 31, 2010	Optioned	JVs	Total	Owned Homesites	Total Homesites
East	5,320	1,723	7,043	27,718	34,761
Central	1,209	2,131	3,340	15,559	18,899
West	210	7,186	7,396	25,589	32,985
Houston	1,363	1,693	3,056	6,463	9,519
Other	897	74	971	7,126	8,097

Total homesites	8,999	12,807	21,806	82,455	104,261

	Controlled Homesites
May 31, 2009	Optioned	JVs	Total	Owned Homesites	Total Homesites
East	7,884	2,985	10,869	25,664	36,533
Central	1,422	3,971	5,393	16,502	21,895
West	29	11,743	11,772	19,148	30,920
Houston	1,125	2,254	3,379	6,693	10,072
Other	506	677	1,183	8,057	9,240

Total homesites	10,966	21,630	32,596	76,064	108,660

We evaluate all option contracts for land to determine whether we are the primary beneficiary of certain of these option contracts. Although we do not have legal title to the optioned land, if we are deemed to be the primary beneficiary, we are required to consolidate the land under option at the purchase price of the optioned land. During the six months ended May 31, 2010, the effect of consolidation of these option contracts was a net increase of $5.5 million to consolidated inventory not owned with a corresponding increase to liabilities related to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of May 31, 2010. In addition, consolidated inventory not owned decreased due to (1) our exercise of options to acquire land under certain contracts previously consolidated and (2) the deconsolidation of certain option contracts totaling $75.5 million related to the adoption of certain new provisions under ASC Topic 810, Consolidation, resulting in a decrease in consolidated inventory not owned of $118.8 million for the six months ended May 31, 2010. To reflect the purchase price of the inventory consolidated, we reclassified the related option deposits from land under development to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of May 31, 2010. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and our cash deposits.

Our exposure to loss related to our option contracts with third parties and unconsolidated entities consisted of our non-refundable option deposits and pre-acquisition costs totaling $141.3 million and $127.4 million, respectively, at May 31, 2010 and November 30, 2009. Additionally, we had posted $48.8 million and $58.2 million, respectively, of letters of credit in lieu of cash deposits under certain option contracts as of May 31, 2010 and November 30, 2009.

Contractual Obligations and Commercial Commitments

During the six months ended May 31, 2010, our contractual obligations with regards to debt related to our operations changed. In February 2010, our Rialto segment acquired indirectly 40% managing member equity interests in two LLCs in partnership with the FDIC. The LLCs are considered variable interest entities and we were determined to be the primary beneficiary and therefore we consolidated the LLCs. Under the terms of the transaction, the FDIC provided $626.9 million of notes guaranteed by the FDIC with 0% interest, which are non-recourse to us. In April 2010, we issued $250 million of 6.95% senior notes due 2018 and $276.5 million of 2.00% convertible senior notes due 2020. In May 2010, we repurchased $289.4 million aggregate principal amount of senior notes due 2010, 2011 and 2013 through a tender offer. The following summarizes our contractual debt obligations as of May 31, 2010:

	Payments Due by Period
(In thousands)	Total	Six months ending November 30, 2010	December 1, 2010 through November 30, 2011	December 1, 2011 through November 30, 2013	December 1, 2013 through November 30, 2015	Thereafter
Lennar Homebuilding - Senior notes and other debts payable	$2,890,212	270,638	164,054	500,849	785,972	1,168,699
Lennar Financial Services - Notes and other debts payable	161,057	160,982	20	42	13	—
Interest commitments under interest-bearing debt (1)	916,667	86,548	163,185	290,594	227,367	148,973
Rialto Investments - Notes payable (2)	626,906	—	—	470,906	156,000	—
Other contractual obligation (3)	18,685	18,685	—	—	—	—

Total contractual obligations (4)	$4,613,527	536,853	327,259	1,262,391	1,169,352	1,317,672

(1)	Interest commitments on variable interest-bearing debt are determined based on the interest rate as of May 31, 2010.
(2)	Amount represents debt that consolidated as part of the LLC consolidation related to the FDIC transaction and is non-recourse to Lennar; however, $33.7 million of cash collections on loans in excess of expenses was deposited in a defeasance account established solely for the repayment of the notes payable.
(3)	Commitment to fund an equity investment.
(4)	Total contractual obligations exclude our gross unrecognized tax benefits of $46.0 million as of May 31, 2010, because we are unable to make reasonable estimates as to the period of cash settlement with the respective taxing authorities.

We are subject to the usual obligations associated with entering into contracts (including option contracts) for the purchase, development and sale of real estate in the routine conduct of our business. Option contracts for the purchase of land generally enable us to defer acquiring portions of properties owned by third parties and unconsolidated entities until we have determined whether to exercise our option. This reduces our financial risk associated with land holdings. At May 31, 2010, we had access to 21,806 homesites through option contracts with third parties and unconsolidated entities in which we have investments. At May 31, 2010, we had $48.8 million of letters of credit posted in lieu of cash deposits under certain option contracts.

At May 31, 2010, we had letters of credit outstanding in the amount of $273.6 million (which included the $48.8 million of letters of credit discussed above). These letters of credit are generally posted either with regulatory bodies to guarantee our performance of certain development and construction activities or in lieu of cash deposits on option contracts. Additionally, at May 31, 2010, we had outstanding performance and surety bonds related to site improvements at various projects (including certain projects of our joint ventures) of $777.6 million. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all of the development and construction activities are completed. As of May 31, 2010, there were approximately $324.7 million, or 42%, of costs to complete related to these site improvements. We do not presently anticipate any draws upon these bonds, but if any such draws occur, we do not believe they would have a material effect on our financial position, results of operations or cash flows.

Our Lennar Financial Services segment had a pipeline of loan applications in process of $630.2 million at May 31, 2010. Loans in process for which interest rates were committed to the borrowers and builder commitments for loan programs totaled approximately $286.2 million as of May 31, 2010. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers or because borrowers may not meet certain criteria at the time of closing, the total commitments do not necessarily represent future cash requirements.

Our Lennar Financial Services segment uses mandatory mortgage-backed securities (“MBS”) forward commitments, option contracts and investor commitments to hedge our mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments, option contracts and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At May 31, 2010, we had open commitments amounting to $372.1 million to sell MBS with varying settlement dates through August 2010.

(3) New Accounting Pronouncements

See Note 16 of our condensed consolidated financial statements included under Item 1 of this Report for a discussion of new accounting pronouncements applicable to our Company.

(4) Critical Accounting Policies

We believe that there have been no significant changes to our critical accounting policies during the six months ended May 31, 2010, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended November 30, 2009, except for the following accounting policies that were updated as a result of the implementation of certain new provisions of ASC 810 and as a result of the operations of our new reportable segment, Rialto Investments.

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

Our variable interest in VIEs may be in the form of (1) equity ownership, (2) contracts to purchase assets, (3) management services and development agreements between us and a VIE, (4) loans provided by us to a VIE or other partner and/or (5) guarantees provided by members to banks and other third parties. We examine specific criteria and use our judgment when determining if we are the primary beneficiary of a VIE. Factors considered in determining whether we are the primary beneficiary include risk and reward sharing, experience and financial condition of other partner(s), voting rights, involvement in day-to-day capital and operating decisions, representation on a VIE’s executive committee, existence of unilateral kick-out rights or voting rights, level of economic disproportionality between us and the other partner(s) and contracts to purchase assets from VIEs.

Generally, all major decision making in our joint ventures is shared between all partners. In particular, business plans and budgets are generally required to be unanimously approved by all partners. Usually, management and other fees earned by us are nominal and believed to be at market and there is no significant economic disproportionality between us and other partners. Generally, we purchase less than a majority of the JV’s assets and the purchase prices under our option contracts are believed to be at market.

Generally, Lennar Homebuilding unconsolidated entities become VIEs and consolidate when the other partner(s) lack the intent and financial wherewithal to remain in the entity. As a result, we continue to fund operations and debt paydowns through partner loans or substituted capital contributions.

Rialto Investments - Loans Acquired with Deteriorated Credit Quality

ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, (“ASC 310-30”) applies to a loan with evidence of deterioration of credit quality since origination, acquired by completion of a transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. For loans accounted for under ASC 310-30, such as the FDIC portfolio of loans, management determined the value based on extensive due diligence on the loans, the underlying properties and the borrowers, as well as through various valuation methodologies. Factors considered in the valuation were projected cash flows for the loans, type of loan and related collateral, classification status and current discount rates. While the estimates are based on projections, all estimates are subjective and can change due to unexpected changes in economic conditions and loan performance.

Rialto Investments - Accretable Yield

Under ASC 310-30, loans were pooled together according to common risk characteristics. The excess of the cash flows expected to be collected from the loans receivable at acquisition over the initial investment for those loans receivable is referred to as the accretable yield and is recognized in interest income over the expected life of the pools primarily using the constant effective yield method. The difference between contractually required payments at acquisition and the cash flows expected to be collected is referred to as the nonaccretable difference. Changes in the expected cash flows of loans receivable from the date of acquisition will either impact the accretable yield or result in a charge to the provision for loan losses in the period in which the changes become probable. Prepayments are treated as a reduction of cash flows expected to be collected and a reduction of contractually required payments such that the nonaccretable difference is not affected. Subsequent material decreases to the expected cash flows related to loan impairment will generally result in a charge to the provision for loan losses, resulting in an increase to the allowance for loan losses, and a reclassification from accretable yield to nonaccretable difference. Subsequent increases in cash flows will result in a recovery of any previously recorded allowance for loan losses, to the extent applicable, and a reclassification from nonaccretable difference to accretable yield. Certain amounts related to the ASC 310-30 loans are estimates and may change as the Company obtains additional information related to the respective loans. While the cash flows are based on projections, they are subjective and can change due to unexpected changes in economic conditions and loan performance.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks related to fluctuations in interest rates on our investments, debt obligations, loans held-for-sale and loans held-for-investment. We utilize forward commitments and option contracts to mitigate the risks associated with our mortgage loan portfolio.

During the six months ended May 31, 2010, our market risks with regard to debt related to our operations changed. In February 2010, our Rialto Investments segment acquired indirectly 40% managing member equity interests in two limited liability companies (“LLCs”) in partnership with the FDIC. The LLCs are considered variable interest entities and we were determined to be the primary beneficiary and therefore we consolidated the LLCs. Under the terms of the transaction the FDIC provided $626.9 million of notes guaranteed by the FDIC with 0% interest, which are non-recourse to us. In April 2010, we issued $250 million of 6.95% senior notes due 2018 and $276.5 million of 2.00% convertible senior notes due 2020. In May 2010, we repurchased $289.4 million aggregate principal amount of senior notes due 2010, 2011 and 2013 through a tender offer.

The following table provides principal cash flows and related weighted average effective interest rates by expected maturity dates and estimated fair values at May 31, 2010 for our Lennar Homebuilding senior notes and other debts payable, Lennar Financial Services notes and other debts payable and Rialto Investments notes payable. Weighted average variable interest rates are based on the variable interest rates at May 31, 2010.

Information Regarding Interest Rate Sensitivity

Principal (Notional) Amount by

Expected Maturity and Average Interest Rate

May 31, 2010

	Six Months Ending November 30,	Years Ending November 30,							Fair Value at May 31, 2010
(Dollars in millions)	2010	2011	2012	2013	2014	2015	Thereafter	Total
LIABILITIES:
Lennar Homebuilding:
Senior notes and other debts payable:
Fixed rate	$108.6	129.4	4.7	266.5	270.1	505.5	1,167.7	2,452.5	2,432.0
Average interest rate	5.0%	5.7%	4.9%	5.9%	5.7%	5.6%	7.5%	6.5%	—
Variable rate	$162.0	34.7	178.3	51.3	10.4	—	1.0	437.7	437.7
Average interest rate	2.3%	2.6%	4.1%	3.8%	5.5%	—	3.5%	3.3%	—
Lennar Financial Services:
Notes and other debts payable:
Fixed rate	$0.1	—	—	—	—	—	—	0.1	0.1
Average interest rate	8.0%	—	—	—	—	—	—	8.0%	—
Variable rate	$161.0	—	—	—	—	—	—	161.0	161.0
Average interest rate	4.0%	—	—	—	—	—	—	4.0%	—
Rialto Investments:
Notes payable:
Fixed rate	$—	—	156.9	314.0	156.0	—	—	626.9	589.1
Average interest rate	—	—	0.0%	0.0%	0.0%	—	—	0.0%	—

Item 4.	Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter that ended on May 31, 2010. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of May 31, 2010 to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

Our CEO and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2010. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Lennar Corporation
(Registrant)

Date: July 9, 2010	/s/ Bruce E. Gross
Bruce E. Gross
Vice President and Chief Financial Officer

Date: July 9, 2010	/s/ David M. Collins
David M. Collins
Controller