Form 10-Q
period 2010-08-31
LENNAR CORP /NEW/
filed 2010-10-08
CIK 920760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2010

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Common stock outstanding as of September 30, 2010:

Class A  153,659,030

Class B    31,291,294

Part I. Financial Information

Item 1.	Financial Statements.

Lennar Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	August 31, 2010 (1)	November 30, 2009 (1)
ASSETS
Lennar Homebuilding:
Cash and cash equivalents	$865,657	1,330,603
Restricted cash	131,473	9,225
Income tax receivables	11,726	334,428
Receivables, net	60,860	122,053
Inventories:
Finished homes and construction in progress	1,636,056	1,503,346
Land under development	2,174,249	1,990,430
Consolidated inventory not owned	464,022	594,213

Total inventories	4,274,327	4,087,989
Investments in unconsolidated entities	664,916	599,266
Other assets	296,012	263,803

	6,304,971	6,747,367

Rialto Investments:
Cash and cash equivalents	62,153	—
Defeasance cash to retire notes payable	62,855	—
Loans receivable	1,133,565	—
Real estate owned	58,905	—
Investments in unconsolidated entities	78,777	9,874
Other assets	18,679	—

	1,414,934	9,874
Lennar Financial Services	559,994	557,550

Total assets	$8,279,899	7,314,791

(1)	As a result of the adoption of certain provisions of Accounting Standards Codification (“ASC”) Topic 810, Consolidations, (“ASC 810”) the Company is required to separately disclose on its condensed consolidated balance sheets the assets of consolidated variable interest entities (“VIEs”) that are owned by the consolidated VIEs and liabilities of consolidated VIEs as to which there is no recourse against the Company.

As of August 31, 2010, total assets include $2,259.8 million related to consolidated VIEs of which $62.4 million is included in Lennar Homebuilding cash and cash equivalents, $0.2 million in Lennar Homebuilding restricted cash, $4.8 million in Lennar Homebuilding receivables, net, $228.6 million in Lennar Homebuilding finished homes and construction in progress, $350.9 million in Lennar Homebuilding land under development, $92.2 million in Lennar Homebuilding consolidated inventory not owned, $36.9 million in Lennar Homebuilding investments in unconsolidated entities, $154.0 million in Lennar Homebuilding other assets, $58.8 million in Rialto Investments cash and cash equivalents, $62.9 million in Rialto Investments defeasance cash to retire notes payable, $1,133.6 million in Rialto Investments loans receivable, $58.9 million in Rialto Investments real estate owned and $15.6 million in Rialto Investments other assets.

As of November 30, 2009, total assets include $1,002.0 million related to consolidated VIEs of which $25.9 million is included in Lennar Homebuilding cash and cash equivalents, $1.5 million in Lennar Homebuilding restricted cash, $5.5 million in Lennar Homebuilding receivables, net, $253.2 million in Lennar Homebuilding finished homes and construction in progress, $341.0 million in Lennar Homebuilding land under development, $182.7 million in Lennar Homebuilding consolidated inventory not owned, $35.3 million in Lennar Homebuilding investments in unconsolidated entities and $156.9 million in Lennar Homebuilding other assets.

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries

Condensed Consolidated Balance Sheets — (Continued)

(In thousands, except share and per share amounts)

(unaudited)

	August 31, 2010 (2)	November 30, 2009 (2)
LIABILITIES AND EQUITY
Lennar Homebuilding:
Accounts payable	$200,015	169,596
Liabilities related to consolidated inventory not owned	393,051	518,359
Senior notes and other debts payable	2,843,229	2,761,352
Other liabilities	749,613	862,584

	4,185,908	4,311,891

Rialto Investments:
Notes payable and other liabilities	638,990	—
Lennar Financial Services	386,578	414,886

Total liabilities	5,211,476	4,726,777

Stockholders’ equity:
Preferred stock	—	—
Class A common stock of $0.10 par value per share; Authorized: August 31, 2010 and November 30, 2009 – 300,000,000 shares; Issued: August 31, 2010 – 165,313,618 shares and November 30, 2009 – 165,154,591 shares	16,531	16,515
Class B common stock of $0.10 par value per share; Authorized: August 31, 2010 and November 30, 2009 – 90,000,000 shares; Issued: August 31, 2010 – 32,970,914 shares and November 30, 2009 – 32,963,579 shares	3,297	3,296
Additional paid-in capital	2,227,955	2,208,934
Retained earnings	869,476	828,424
Treasury stock, at cost; August 31, 2010 – 11,664,744 Class A common shares and 1,679,620 Class B common shares; November 30, 2009 – 11,542,970 Class A common shares and 1,679,620 Class B common shares	(615,496)	(613,690)

Total stockholders’ equity	2,501,763	2,443,479

Noncontrolling interests	566,660	144,535

Total equity	3,068,423	2,588,014

Total liabilities and equity	$8,279,899	7,314,791

(2)	As of August 31, 2010, total liabilities include $953.7 million related to consolidated VIEs as to which there was no recourse against the Company, of which $17.7 million is included in Lennar Homebuilding accounts payable, $65.9 million in Lennar Homebuilding liabilities related to consolidated inventory not owned, $187.2 million in Lennar Homebuilding senior notes and other debts payable, $49.9 million in Lennar Homebuilding other liabilities and $633.0 million in Rialto Investments notes payable and other liabilities.

As of November 30, 2009, total liabilities include $429.9 million related to consolidated VIEs as to which there was no recourse against the Company, of which $27.2 million is included in Lennar Homebuilding accounts payable, $155.4 million in Lennar Homebuilding liabilities related to consolidated inventory not owned, $187.2 million in Lennar Homebuilding senior notes and other debts payable and $60.1 million in Lennar Homebuilding other liabilities.

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2010	2009	2010	2009
Revenues:
Lennar Homebuilding	$718,149	643,613	1,944,253	1,977,876
Lennar Financial Services	68,826	77,117	196,727	227,770
Rialto Investments	38,000	—	72,918	—

Total revenues	824,975	720,730	2,213,898	2,205,646

Costs and expenses:
Lennar Homebuilding (1)	663,662	704,360	1,822,316	2,150,194
Lennar Financial Services	62,013	65,961	177,162	199,583
Rialto Investments	26,156	496	47,073	1,517
Corporate general and administrative	23,994	27,557	68,868	84,806

Total costs and expenses	775,825	798,374	2,115,419	2,436,100

Lennar Homebuilding equity in earnings (loss) from unconsolidated entities (2)	986	(42,303)	(9,310)	(105,110)
Other income (expense), net (3)	324	(29,269)	14,274	(73,103)
Other interest expense	(17,668)	(22,428)	(53,849)	(48,950)
Rialto Investments equity in earnings from unconsolidated entities	6,643	—	6,350	—

Earnings (loss) before income taxes	39,435	(171,644)	55,944	(457,617)
Benefit (provision) for income taxes (4)	(605)	(2,740)	21,997	(6,135)

Net earnings (loss) (including net earnings (loss) attributable to noncontrolling interests)	38,830	(174,384)	77,941	(463,752)
Less: Net earnings (loss) attributable to noncontrolling interests	8,795	(2,779)	14,710	(11,033)

Net earnings (loss) attributable to Lennar	$30,035	(171,605)	63,231	(452,719)

Basic earnings (loss) per share	$0.16	(0.97)	0.34	(2.72)

Diluted earnings (loss) per share	$0.16	(0.97)	0.34	(2.72)

Cash dividends per each Class A and Class B common share	$0.04	0.04	0.12	0.12

(1)	Lennar Homebuilding costs and expenses include $12.3 million and $25.3 million, respectively, of valuation adjustments for the three and nine months ended August 31, 2010; and $58.8 million and $152.0 million, respectively, of valuation adjustments for the three and nine months ended August 31, 2009.
(2)	Lennar Homebuilding equity in earnings (loss) from unconsolidated entities include valuation adjustments related to assets of unconsolidated entities in which the Company has investments of $9.2 million and $10.5 million, respectively, for the three and nine months ended August 31, 2010; and $31.0 million and $81.0 million, respectively, for the three and nine months ended August 31, 2009.
(3)	Other income (expense), net includes valuation adjustments to investments in unconsolidated entities of $27.5 million and $71.7 million, respectively, for the three and nine months ended August 31, 2009.
(4)	Benefit (provision) for income taxes for the three and nine months ended August 31, 2010 includes a reversal of the Company’s deferred tax asset valuation allowance of $12.0 million and $7.2 million, respectively; and an increase of the Company’s deferred tax asset valuation allowance of $60.2 million and $162.4 million, respectively, for the three and nine months ended August 31, 2009.

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended August 31,
	2010	2009
Cash flows from operating activities:
Net earnings (loss) (including net earnings (loss) attributable to noncontrolling interests)	$77,941	(463,752)
Adjustments to reconcile net earnings (loss) (including net earnings (loss) attributable to noncontrolling interests) to net cash provided by operating activities:
Depreciation and amortization	9,726	14,054
Amortization of discount/premium on debt, net	3,168	1,363
Lennar Homebuilding equity in loss from unconsolidated entities, including $10.5 million and $81.0 million, respectively of the Company’s share of valuation adjustments related to assets of unconsolidated entities for the nine months ended August 31, 2010 and 2009	9,310	105,110
Distributions of earnings from Lennar Homebuilding unconsolidated entities	5,616	2,098
Rialto Investments equity in earnings from unconsolidated entities	(6,350)	—
Distributions of earnings from Rialto Investments unconsolidated entities	1,868	—
Share-based compensation expense	16,995	21,963
Gain on retirement of Lennar Homebuilding other debt	(19,384)	—
Loss (gain) on retirement of Lennar Homebuilding senior notes	11,714	(1,169)
Valuation adjustments and write-offs of option deposits and pre-acquisition costs	27,416	224,247
Changes in assets and liabilities:
Increase in restricted cash	(1,793)	(10,619)
Decrease in receivables	347,712	281,333
(Increase) decrease in inventories, excluding valuation adjustments and write-offs of option deposits and pre-acquisition costs	(230,323)	263,886
Decrease in other assets	20,387	15,731
(Increase) decrease in Lennar Financial Services loans held-for-sale	(8,384)	47,193
Decrease in accounts payable and other liabilities	(76,532)	(114,522)

Net cash provided by operating activities	189,087	386,916

Cash flows from investing activities:
Increase in restricted cash related to cash collateralized letters of credit	(121,976)	—
Net additions to operating properties and equipment	(603)	(832)
Investments in and contributions to Lennar Homebuilding unconsolidated entities	(162,329)	(268,380)
Distributions of capital from Lennar Homebuilding unconsolidated entities	19,656	24,221
Investments in and contributions to Rialto Investments unconsolidated entities	(64,310)	(9,874)
Investments in and contributions to Rialto Investments consolidated entities (net of $93.3 million cash and cash equivalents consolidated)	(171,778)	—
Increase in Rialto Investments defeasance cash to retire notes payable	(62,855)	—
Receipts of principal payments on loans receivable	10,430	—
Decrease in Lennar Financial Services loans held-for-investment	1,712	3,749
Purchases of investment securities	(5,826)	(1,647)
Proceeds from sales and maturities of investment securities	719	18,184

Net cash used in investing activities	(557,160)	(234,579)

Cash flows from financing activities:
Net repayments of Lennar Financial Services debt	(14,351)	(81,179)
Proceeds from senior notes	247,323	392,392
Proceeds from 2.00% convertible senior notes due 2020	276,500	—
Debt issuance costs of senior notes	(8,785)	(5,500)
Partial redemption of senior notes	(375,421)	(23,824)

Lennar Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows — (Continued)

(In thousands)

(unaudited)

	Nine Months Ended August 31,
	2010	2009
Redemption of senior notes	—	(281,477)
Proceeds from other borrowings	4,369	17,543
Principal payments on other borrowings	(131,623)	(67,712)
Exercise of land option contracts from an unconsolidated land investment venture	(35,784)	(22,907)
Receipts related to noncontrolling interests	12,039	3,588
Payments related to noncontrolling interests	(3,882)	(3,366)
Common stock:
Issuances	1,769	221,125
Repurchases	(1,806)	(1,130)
Dividends	(22,179)	(20,260)

Net cash (used in) provided by financing activities	(51,831)	127,293

Net (decrease) increase in cash and cash equivalents	(419,904)	279,630
Cash and cash equivalents at beginning of period	1,457,438	1,203,422

Cash and cash equivalents at end of period	$1,037,534	1,483,052

Summary of cash and cash equivalents:
Lennar Homebuilding	$865,657	1,336,739
Rialto Investments	62,153	—
Lennar Financial Services	109,724	146,313

	$1,037,534	1,483,052

Supplemental disclosures of non-cash investing and financing activities:
Non-cash contributions to Lennar Homebuilding unconsolidated entities	$4,364	280
Non-cash distributions from Lennar Homebuilding unconsolidated entities	$2,558	90,744
Purchases of inventories financed by sellers	$15,969	9,290
Non-cash reclass from inventory to operating properties and equipment	$—	102,775
Rialto Investments real estate owned	$58,905	—
Consolidations/deconsolidations of newly formed or previously unconsolidated/consolidated entities, net:
Receivables	$2,077	9,821
Loans receivable	$1,178,012	—
Inventories	$49,047	191,621
Investments in unconsolidated entities	$(36,811)	(99,363)
Investments in consolidated entities	$(171,778)	—
Other assets	$64,717	69,574
Debts payable and other liabilities	$(686,006)	(156,040)
Noncontrolling interests	$(399,258)	(15,613)

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

(1) Basis of Presentation

Basis of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Lennar Corporation and all subsidiaries, partnerships and other entities in which Lennar Corporation has a controlling interest and VIEs in which Lennar Corporation is deemed to be the primary beneficiary (the “Company”) (see Note 15). The Company’s investments in both unconsolidated entities in which a significant, but less than controlling, interest is held and in VIEs in which the Company is not deemed to be the primary beneficiary, are accounted for by the equity method. All intercompany transactions and balances have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended November 30, 2009 filed on Form 8-K dated April 26, 2010. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the accompanying condensed consolidated financial statements have been made.

The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The condensed consolidated statements of operations for the three and nine months ended August 31, 2010 are not necessarily indicative of the results to be expected for the full year.

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

Reclassifications

Certain prior year amounts in the condensed consolidated financial statements have been reclassified to conform with the 2010 presentation. These reclassifications had no impact on the Company’s results of operations. For the three and nine months ended August 31, 2009, the Company included other interest expense as a component of other income (expense), net in the condensed consolidated statements of operations. In 2010, the Company separately disclosed other interest expense in its condensed consolidated statements of operations and reclassified prior year amounts to conform with the 2010 presentation. In addition, as a result of the Company’s new reportable segment, Rialto Investments, the Company reclassified certain prior year amounts in the condensed consolidated financial statements to conform with the 2010 presentation.

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

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

Operations of the Rialto segment include sourcing, underwriting, pricing, managing, turning around and ultimately monetizing real estate assets, as well as providing similar services to others in markets across the country. Rialto Investments operating earnings (loss) consists of revenues generated primarily from accretable interest income associated with the portfolios of real estate loans acquired in partnership with the FDIC, fees for sub-advisory services and equity in earnings from unconsolidated entities, less the costs incurred by the segment for managing the portfolios and providing advisory services.

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

Financial information relating to the Company’s operations was as follows:

(In thousands)	August 31, 2010	November 30, 2009
Assets:
Homebuilding East	$1,561,400	1,469,671
Homebuilding Central	718,133	703,669
Homebuilding West	2,117,423	1,986,558
Homebuilding Houston	238,120	214,706
Homebuilding Other	737,199	756,068
Rialto Investments (1)	1,414,934	9,874
Lennar Financial Services	559,994	557,550
Corporate and unallocated	932,696	1,616,695

Total assets	$8,279,899	7,314,791

(1)	Consists primarily of assets of consolidated VIEs (see Note 8).

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

	Three Months Ended August 31,		Nine Months Ended August 31,
(In thousands)	2010	2009	2010	2009
Revenues:
Homebuilding East	$257,181	192,056	623,128	601,801
Homebuilding Central	102,308	96,913	270,262	252,211
Homebuilding West	173,925	172,818	517,509	591,761
Homebuilding Houston	91,649	102,412	270,729	300,316
Homebuilding Other	93,086	79,414	262,625	231,787
Lennar Financial Services	68,826	77,117	196,727	227,770
Rialto Investments	38,000	—	72,918	—

Total revenues (1)	$824,975	720,730	2,213,898	2,205,646

Operating earnings (loss):
Homebuilding East	$49,384	(52,776)	85,642	(86,272)
Homebuilding Central	(8,250)	(9,707)	(15,953)	(54,930)
Homebuilding West	(10,640)	(92,215)	(16,868)	(242,096)
Homebuilding Houston	5,313	3,570	19,954	10,002
Homebuilding Other	2,322	(3,619)	277	(26,185)
Lennar Financial Services	6,813	11,156	19,565	28,187
Rialto Investments	18,487	(496)	32,195	(1,517)

Total operating earnings (loss)	63,429	(144,087)	124,812	(372,811)
Corporate and unallocated	(23,994)	(27,557)	(68,868)	(84,806)

Earnings (loss) before income taxes	$39,435	(171,644)	55,944	(457,617)

(1)	Total revenues are net of sales incentives of $89.1 million ($30,600 per home delivered) and $253.2 million ($32,500 per home delivered), respectively, for the three and nine months ended August 31, 2010, compared to $112.2 million ($42,200 per home delivered) and $385.3 million ($48,600 per home delivered), respectively, for the three and nine months ended August 31, 2009.

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

Valuation adjustments and write-offs relating to the Company’s operations were as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
(In thousands)	2010	2009	2010	2009
Valuation adjustments to finished homes, CIP and land on which the Company intends to build homes:
East	$1,061	38,701	3,825	60,972
Central	3,362	1,209	4,652	11,463
West	2,478	6,879	5,091	40,903
Houston	62	517	162	760
Other	4,360	2,092	8,704	10,638

Total	11,323	49,398	22,434	124,736

Valuation adjustments to land the Company intends to sell or has sold to third parties:
East	52	—	97	2,117
Central	260	7	2,040	1,185
West	637	5	753	2,533
Houston	14	628	14	628

Total	963	640	2,904	6,463

Write-offs of option deposits and pre-acquisition costs:
East	—	5,963	—	11,743
Central	—	—	—	82
West	—	2,779	—	4,482
Houston	—	—	—	721
Other	—	—	—	3,786

Total	—	8,742	—	20,814

Company’s share of valuation adjustments related to assets of unconsolidated entities:
East	229	—	229	251
Central	4,734	600	4,734	1,454
West (1)	4,282	30,351	5,498	79,296

Total	9,245	30,951	10,461	81,001

Valuation adjustments to investments in unconsolidated entities:
East	159	—	560	2,566
Central	—	1,024	—	13,179
West	—	26,381	—	54,407
Other	—	80	—	1,571

Total	159	27,485	560	71,723

Write-offs of other receivables:
West	—	511	—	511
Other	—	—	1,518	—

Total	—	511	1,518	511

Total valuation adjustments and write-offs of option deposits and pre-acquisition costs and other receivables	$21,690	117,727	37,877	305,248

(1)	For the three and nine months ended August 31, 2010, a $15.0 million valuation adjustment related to the assets of an unconsolidated entity was not included because it resulted from a linked transaction where there was also a pre-tax gain of $22.7 million related to a debt extinguishment. The net pre-tax gain of $7.7 million from the transaction was included in Homebuilding equity in earnings (loss) from unconsolidated entities for three and nine months ended August 31, 2010.

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

The Company recorded significantly lower valuation adjustments during the three and nine months ended August 31, 2010. However, as expected, after the expiration of the Federal homebuyer tax credit at the end of April, demand trends in many communities in which the Company is selling homes decreased despite the increased affordability from lower home prices and historically low interest rates. If these trends continue and there is further deterioration in the homebuilding market, it may cause additional pricing pressures and slower absorption. This may potentially lead to additional valuation adjustments in the future. In addition, market conditions may cause the Company to re-evaluate its strategy regarding certain assets that could result in further valuation adjustments and/or additional write-offs of option deposits and pre-acquisition costs due to abandonment of those options contracts.

(3) Lennar Homebuilding Investments in Unconsolidated Entities

Summarized condensed financial information on a combined 100% basis related to Lennar Homebuilding’s unconsolidated entities that are accounted for by the equity method was as follows:

Statements of Operations

	Three Months Ended August 31,		Nine Months Ended August 31,
(In thousands)	2010	2009	2010	2009
Revenues	$84,327	97,572	183,850	216,815
Costs and expenses	152,322	264,385	300,322	959,750

Net loss of unconsolidated entities (1)	$(67,995)	(166,813)	(116,472)	(742,935)

The Company’s share of net earnings (loss) recognized	$986	(42,303)	(9,310)	(105,110)

(1)	The net loss of unconsolidated entities for both the three and nine months ended August 31, 2010 and 2009 was primarily related to valuation adjustments recorded by the unconsolidated entities. The Company’s exposure to such losses was significantly lower as a result of its small ownership interest in the respective unconsolidated entities or its previous valuation adjustments to its investments in unconsolidated entities. In addition, the Company recorded a net pre-tax gain of $7.7 million from a transaction related to one of its unconsolidated entities for the three and nine months ended August 31, 2010.

Balance Sheets

(Dollars in thousands)	August 31, 2010	November 30, 2009
Assets:
Cash and cash equivalents	$94,460	171,946
Inventories	3,471,963	3,628,491
Other assets	301,403	403,383

	$3,867,826	4,203,820

Liabilities and equity:
Accounts payable and other liabilities	$316,155	366,141
Debt	1,284,718	1,588,390
Equity of:
The Company	664,916	599,266
Others	1,602,037	1,650,023

Total equity of unconsolidated entities	2,266,953	2,249,289

	$3,867,826	4,203,820

The Company’s equity in its unconsolidated entities	29%	27%

In fiscal 2007, the Company sold a portfolio of land to a strategic land investment venture with Morgan Stanley Real Estate Fund II, L.P., an affiliate of Morgan Stanley & Co., Inc., in which the Company has a 20% ownership interest and 50% voting rights. Due to the Company’s continuing involvement, the transaction did not qualify as a sale by the Company under GAAP; thus, the inventory has remained on the Company’s consolidated balance sheet in consolidated inventory not owned. As of August 31, 2010 and November 30, 2009, the portfolio of land (including land development costs) of $422.8 million and $477.9 million, respectively, is reflected as inventory in the summarized condensed financial information related to Lennar Homebuilding’s unconsolidated entities.

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

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

The summary of the Company’s net recourse exposure related to the Lennar Homebuilding unconsolidated entities in which the Company has investments was as follows:

(In thousands)	August 31, 2010	November 30, 2009
Several recourse debt – repayment	$36,795	42,691
Several recourse debt – maintenance	29,454	75,238
Joint and several recourse debt – repayment	48,446	85,799
Joint and several recourse debt – maintenance	65,592	81,592
Land seller debt and other debt recourse exposure	—	2,420

The Company’s maximum recourse exposure	180,287	287,740
Less: joint and several reimbursement agreements with the Company’s partners	(60,878)	(93,185)

The Company’s net recourse exposure	$119,409	194,555

During the nine months ended August 31, 2010, the Company reduced its maximum recourse exposure related to indebtedness of Lennar Homebuilding unconsolidated entities by $107.5 million, of which $80.5 million was paid by the Company primarily through capital contributions to unconsolidated entities and $27.0 million related to a reduction in the number of joint ventures in which the Company has investments, the reduction of joint and several recourse debt and the joint ventures selling inventory.

As of November 30, 2009, the Company’s obligation guarantees, recorded as a liability on its condensed consolidated balance sheet were $14.1 million. During the nine months ended August 31, 2010, the liability was reduced by a net $3.4 million. The liability was reduced by $11.0 million as a result of the debt extinguishment related to one of the Company’s unconsolidated entities and by $1.6 million due to cash paid related to an obligation guarantee previously recorded. This was partially offset by an accrual of $9.2 million established by the Company to cover claims arising under obligation guarantees. As of August 31, 2010, the Company had $10.7 million of obligation guarantees recorded as a liability on its condensed consolidated balance sheet. The obligation guarantees are estimated based on current facts and circumstances and any unexpected changes may lead the Company to incur additional liabilities under its obligation guarantees in the future.

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

(In thousands)	August 31, 2010	November 30, 2009
Assets	$1,026,194	1,324,993
Liabilities	504,261	777,836
Equity	521,933	547,157

In addition, in most instances in which the Company has guaranteed debt of a Lennar Homebuilding unconsolidated entity, the Company’s partners have also guaranteed that debt and are required to contribute their share of the guarantee payment. Some of the Company’s guarantees are repayment guarantees and some are maintenance guarantees. In a repayment guarantee, the Company and its venture partners guarantee repayment of a portion or all of the debt in the event of a default before the lender would have to exercise its rights against the collateral. In the event of default, if the Company’s venture partner does not have adequate financial resources to meet its obligations under the reimbursement agreement, the Company may be liable for more than its proportionate share, up to its maximum recourse exposure, which is the full amount covered by the joint and several guarantee. The maintenance guarantees only apply if the value of the collateral (generally land and improvements) is less than a specified

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

percentage of the loan balance. If the Company is required to make a payment under a maintenance guarantee to bring the value of the collateral above the specified percentage of the loan balance, the payment would generally constitute a capital contribution or loan to the Lennar Homebuilding unconsolidated entity and increase the Company’s share of any funds the unconsolidated entity distributes.

In connection with many of the loans to Lennar Homebuilding unconsolidated entities, the Company and its joint venture partners (or entities related to them) have been required to give guarantees of completion to the lenders. Those completion guarantees may require that the guarantors complete the construction of the improvements for which the financing was obtained. If the construction is to be done in phases, the guarantee generally is limited to completing only the phases as to which construction has already commenced and for which loan proceeds were used.

During the three months ended August 31, 2010, there were: (1) payments of $3.0 million under the Company’s maintenance guarantees, (2) at the election of the Company, a loan paydown of $50.3 million, representing both the Company’s and its partner’s share, in return for a 4-year loan extension and the rights to obtain preferred returns and priority distributions at one of the Company’s unconsolidated entities, and (3) a $19.3 million payment to extinguish debt at a discount and buyout the partner of one of the Company’s unconsolidated entities resulting in a net pre-tax gain of $7.7 million. In addition, during the three months ended August 31, 2010, there were other loan paydowns of $0.9 million. During the three months ended August 31, 2009, there were no payments under maintenance guarantees and there were other loan repayments of $21.9 million, a portion of which related to amounts paid under the Company’s repayment guarantees. During the three months ended August 31, 2010, and 2009, there were no payments under completion guarantees.

During the nine months ended August 31, 2010, there were: (1) payments of $8.0 million under the Company’s maintenance guarantees, (2) at the election of the Company, a loan paydown of $50.3 million, representing both the Company’s and its partner’s share, in return for a 4-year loan extension and the rights to obtain preferred returns and priority distributions at one of the Company’s unconsolidated entities, and (3) a $19.3 million payment to extinguish debt at a discount and buyout the partner of one of the Company’s unconsolidated entities resulting in a net pre-tax gain of $7.7 million. In addition, during the nine months ended August 31, 2010, there were other loan paydowns of $27.9 million, a portion of which related to amounts paid under the Company’s repayment guarantees. During the nine months ended August 31, 2009, there were payments of $18.0 million under the Company’s maintenance guarantees and there were other loan repayments of $60.4 million, a portion of which related to amounts paid under the Company’s repayment guarantees. During the nine months ended August 31, 2010, there were no payments under completion guarantees. During the nine months ended August 31, 2009, there was a payment of $5.6 million under a completion guarantee related to one joint venture.

Payments made to, or on behalf of, the Company’s unconsolidated entities, including payments made under guarantees, are recorded primarily as capital contributions to the Company’s Lennar Homebuilding unconsolidated entities.

As of August 31, 2010, the fair values of the maintenance guarantees, completion guarantees and repayment guarantees were not material. The Company believes that as of August 31, 2010, in the event it becomes legally obligated to perform under a guarantee of the obligation of a Lennar Homebuilding unconsolidated entity due to a triggering event under a guarantee, most of the time the collateral should be sufficient to repay at least a significant portion of the obligation or the Company and its partners would contribute additional capital into the venture.

In certain instances, the Company has placed performance letters of credit and surety bonds with municipalities for its joint ventures (see Note 11).

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

The total debt of Lennar Homebuilding unconsolidated entities in which the Company has investments was as follows:

(Dollars in thousands)	August 31, 2010	November 30, 2009
The Company’s net recourse exposure	$119,409	194,555
Reimbursement agreements from partners	60,878	93,185

The Company’s maximum recourse exposure	$180,287	287,740

Non-recourse bank debt and other debt (partners’ share of several recourse)	$83,483	140,078
Non-recourse land seller debt or other debt	46,604	47,478
Non-recourse bank debt with completion guarantees	597,662	608,397
Non-recourse bank debt without completion guarantees	376,682	504,697

Non-recourse debt to the Company	1,104,431	1,300,650

Total debt	$1,284,718	1,588,390

The Company’s maximum recourse exposure as a % of total JV debt	14%	18%

(4) Equity and Comprehensive Income (Loss)

The following table reflects the changes in equity attributable to both Lennar Corporation and the noncontrolling interests of its consolidated subsidiaries in which it has less than a 100% ownership interest for both the nine months ended August 31, 2010 and 2009:

		Stockholders’ Equity
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Treasury Stock	Retained Earnings	Noncontrolling Interests
Balance at November 30, 2009	$2,588,014	16,515	3,296	2,208,934	(613,690)	828,424	144,535
Net earnings (including net earnings attributable to noncontrolling interests)	77,941	—	—	—	—	63,231	14,710
Employee stock and directors plans	5,284	16	1	7,073	(1,806)	—	—
Amortization of restricted stock	11,948	—	—	11,948	—	—	—
Cash dividends	(22,179)	—	—	—	—	(22,179)	—
Receipts related to noncontrolling interests	12,039	—	—	—	—	—	12,039
Payments related to noncontrolling interests	(3,882)	—	—	—	—	—	(3,882)
Rialto Investments non-cash consolidations	397,588						397,588
Non-cash activity related to noncontrolling interests	1,670	—	—	—	—	—	1,670

Balance at August 31, 2010	$3,068,423	16,531	3,297	2,227,955	(615,496)	869,476	566,660

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

		Stockholders’ Equity
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Treasury Stock	Retained Earnings	Noncontrolling Interests
Balance at November 30, 2008	$2,788,753	14,050	3,296	1,944,626	(612,124)	1,273,159	165,746
Net loss (including net loss attributable to noncontrolling interests)	(463,752)	—	—	—	—	(452,719)	(11,033)
Issuance of Class A common shares	220,971	2,096	—	218,875	—	—	—
Employee stock and directors plans	21,970	208	—	22,892	(1,130)	—	—
Amortization of restricted stock	12,991	—	—	12,991	—	—	—
Cash dividends	(20,260)	—	—	—	—	(20,260)	—
Receipts related to noncontrolling interests	3,588	—	—	—	—	—	3,588
Payments related to noncontrolling interests	(3,366)	—	—	—	—	—	(3,366)
Non-cash activity related to noncontrolling interests	16,456	—	—	—	—	—	16,456

Balance at August 31, 2009	$2,577,351	16,354	3,296	2,199,384	(613,254)	800,180	171,391

Comprehensive income (loss) attributable to Lennar was the same as net earnings (loss) attributable to Lennar and comprehensive income (loss) attributable to noncontrolling interests was the same as the net earnings (loss) attributable to noncontrolling interests for both the three and nine months ended August 31, 2010 and 2009.

The Company has a stock repurchase program which permits the purchase of up to 20 million shares of its outstanding common stock. During both 2009 and 2010, there were no share repurchases under the stock repurchase program. As of August 31, 2010, 6.2 million shares of common stock can be repurchased in the future under the program.

During the three months ended August 31, 2010, treasury stock increased by an immaterial amount of common shares. During the nine months ended August 31, 2010, treasury stock increased by 0.1 million common shares, in connection with activity related to the Company’s equity compensation plan and forfeitures of restricted stock.

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

Based upon an evaluation of all available evidence, during the three and nine months ended August 31, 2010, the Company recorded a reversal to the deferred tax asset valuation allowance of $12.0 million and $7.2 million, respectively, primarily due to the net earnings generated during this period. At August 31, 2010 and November 30, 2009, the Company’s deferred tax assets, which are fully offset by a valuation allowance were $640.2 million and $647.4 million, respectively. In future periods, the allowance could be reduced based on sufficient evidence indicating that it is more likely than not that a portion or all of the Company’s deferred tax assets will be realized.

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

At August 31, 2010 and November 30, 2009, the Company had $46.0 million and $77.2 million, respectively, of gross unrecognized tax benefits. During the nine months ended August 31, 2010, total unrecognized tax benefits decreased by $31.2 million primarily as a result of the withdrawal of an issue by the IRS and settlements with state taxing authorities. If the Company were to recognize these tax benefits, $25.0 million would affect the Company’s effective tax rate.

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

At August 31, 2010, the Company had $27.4 million accrued for interest and penalties, of which $1.9 million was recorded during the nine months ended August 31, 2010. The accrual for interest was reduced by $8.1 million during the nine months ended August 31, 2010 as a result of settlements with state taxing authorities and the withdrawal of an issue by the IRS. At November 30, 2009, the Company had $33.6 million accrued for interest and penalties.

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

Effective December 1, 2009, the Company adopted certain provisions under ASC Topic 260, Earnings per Share. Under these provisions, all outstanding nonvested shares that contain non-forfeitable rights to dividends or dividend equivalents that participate in undistributed earnings with common stock are considered participating securities and, therefore, are included in computing earnings per share pursuant to the two-class method. The two class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and participation rights in undistributed earnings. The Company’s restricted common stock (“nonvested shares”) are considered participating securities. For the three and nine months ended August 31, 2009, the nonvested shares were excluded from the calculation of the denominator for diluted loss per share because including them would be anti-dilutive due to the Company’s net loss during those periods. The adoption of these provisions did not have a material impact to the Company’s basic and diluted loss per share.

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

Basic and diluted earnings (loss) per share were calculated as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
(In thousands, except per share amounts)	2010	2009	2010	2009
Numerator:
Net earnings (loss) attributable to Lennar	$30,035	(171,605)	63,231	(452,719)
Less: distributed earnings allocated to nonvested shares	75	44	237	157
Less: undistributed earnings allocated to nonvested shares	235	—	443	—

Numerator for basic earnings (loss) per share	29,725	(171,649)	62,551	(452,876)
Plus: interest on 2.00% convertible senior notes due 2020, net of tax	871	—	1,123	—

Numerator for diluted earnings (loss) per share	$30,596	(171,649)	63,674	(452,876)

Denominator:
Denominator for basic earnings (loss) per share – weighted average common shares outstanding	183,065	176,770	182,913	166,658
Effect of dilutive securities:
Share-based payment	26	—	171	—
2.00% convertible senior notes due 2020	10,005	—	4,313	—

Denominator for diluted earnings (loss) per share – weighted average common shares outstanding	193,096	176,770	187,397	166,658

Basic earnings (loss) per share	$0.16	(0.97)	0.34	(2.72)

Diluted earnings (loss) per share	$0.16	(0.97)	0.34	(2.72)

Options to purchase 5.3 million and 6.8 million shares, respectively, of common stock were outstanding and anti-dilutive for the three months ended August 31, 2010 and 2009. Options to purchase 4.6 million and 7.5 million shares, respectively, of common stock were outstanding and anti-dilutive for the nine months ended August 31, 2010 and 2009.

(7) Lennar Financial Services Segment

The assets and liabilities related to the Lennar Financial Services segment were as follows:

(In thousands)	August 31, 2010	November 30, 2009
Assets:
Cash and cash equivalents	$109,724	126,835
Restricted cash	27,167	25,646
Receivables, net (1)	130,526	123,967
Loans held-for-sale (2)	190,538	182,706
Loans held-for-investment, net	21,392	25,131
Investments held-to-maturity	7,621	2,512
Goodwill	34,046	34,046
Other (3)	38,980	36,707

	$559,994	557,550

Liabilities:
Notes and other debts payable	$203,206	217,557
Other (4)	183,372	197,329

	$386,578	414,886

(1)	Receivables, net primarily relate to loans sold to investors for which the Company had not yet been paid as of August 31, 2010 and November 30, 2009, respectively.
(2)	Loans held-for-sale relate to unsold loans carried at fair value.
(3)	Other assets include mortgage loan commitments carried at fair value of $6.7 million and $4.7 million, respectively, as of August 31, 2010 and November 30, 2009.
(4)	Other liabilities include forward contracts carried at fair value of $5.0 million and $3.6 million, respectively, as of August 31, 2010 and November 30, 2009.

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

At August 31, 2010, the Lennar Financial Services segment had a warehouse repurchase facility that matures in April 2011 with a maximum aggregate commitment of $100 million and an additional uncommitted amount of $100 million. In addition, the Lennar Financial Services segment amended its warehouse repurchase facility that matured in July 2010 by extending its maturity to July 2011 and increasing the maximum aggregate commitment from $125 million to $175 million to replace the $100 million warehouse repurchase facility that matured in August 2010. However, for the outstanding borrowings of $51.7 million under the facility that matured in August 2010, the maturity was extended through October 2010. At August 31, 2010, the maximum aggregate commitment under these facilities totaled $275 million.

Subsequent to August 31, 2010, the maximum aggregate commitment of Lennar Financial Services segment’s warehouse repurchase facility that matures in April 2011 was increased to $150 million and the uncommitted amount was decreased to $50 million.

The Lennar Financial Services segment uses these facilities to finance its lending activities until the mortgage loans are sold to investors and expects the facilities to be renewed or replaced with other facilities when they mature. Borrowings under the facilities were $203.1 million (which includes the $51.7 million of borrowings discussed above) and $217.5 million, respectively, at August 31, 2010 and November 30, 2009, and were collateralized by mortgage loans and receivables on loans sold to investors but not yet paid for with outstanding principal balances of $214.2 million and $266.9 million, respectively, at August 31, 2010 and November 30, 2009. If the facilities are not renewed, the borrowings under the facilities will be paid off by selling the mortgage loans held-for-sale to investors and by collecting on receivables on loans sold but not yet paid. Without the facilities, the Lennar Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities.

The Company reviews goodwill annually (or whenever indicators of impairment exist) in accordance with GAAP. Due to operating losses in the title operations of the Lennar Financial Services segment, the Company evaluated the carrying value of its Lennar Financial Services segment’s goodwill prior to its annual impairment test. The Company determined the fair value of its title operations based on the income approach. The evaluation concluded that a goodwill impairment was not required as of August 31, 2010.

(8) Rialto Investments Segment

The assets and liabilities related to the Rialto segment were as follows:

(In thousands)	August 31, 2010	November 30, 2009
Assets:
Cash and cash equivalents	$62,153	—
Defeasance cash to retire notes payable	62,855	—
Loans receivable	1,133,565	—
Real estate acquired through, or in lieu of, foreclosures	58,905	—
Investments in unconsolidated entities	78,777	9,874
Other	18,679	—

	$1,414,934	9,874

Liabilities:
Notes payable	$626,906	—
Other	12,084	—

	$638,990	—

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

Rialto’s operating earnings (loss) for the three and nine months ended August 31, 2010 and 2009 was as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
(In thousands)	2010	2009	2010	2009
Revenues	$38,000	—	72,918	—
Costs and expenses	26,156	496	47,073	1,517
Rialto Investments equity in earnings from unconsolidated entities	6,643	—	6,350	—

Operating earnings (loss) (1)	$18,487	(496)	32,195	(1,517)

(1)	Operating earnings (loss) for the three and nine months ended August 31, 2010 included $10.8 million and $20.4 million, respectively, of net earnings attributable to noncontrolling interests.

In February 2010, the Rialto segment acquired indirectly 40% managing member equity interests in two limited liability companies (“LLCs”), in partnership with the Federal Deposit Insurance Corporation (“FDIC”), for approximately $243 million (net of transaction costs and a $22 million working capital reserve). The LLCs hold performing and non-performing loans formerly owned by 22 failed financial institutions. The two portfolios consist of more than 5,500 distressed residential and commercial real estate loans with an aggregate unpaid principal balance of approximately $3 billion and had an initial fair value of approximately $1.2 billion. The FDIC retained a 60% equity interest in the LLCs and provided $626.9 million of notes with 0% interest, which are non-recourse to the Company. In accordance with GAAP, interest has not been imputed because the notes are with, and guaranteed by, a governmental agency. The notes are secured by the loans held by the LLCs. Additionally, if the LLCs exceed expectations and meet certain internal rate of return and distribution thresholds, the Company’s equity interest in the LLCs could be reduced from 40% down to 30%, with a corresponding increase to the FDIC’s equity interest from 60% up to 70%. As of August 31, 2010, the notes payable balance was $626.9 million; however, during the nine months ended August 31, 2010, $62.9 million of cash collections on loans in excess of expenses were deposited in a defeasance account, established for the repayment of the notes payable, per the agreement with the FDIC. The funds in the defeasance account will be used to retire the notes payable upon their maturity.

The LLCs met the accounting definition of VIEs and since the Company was determined to be the primary beneficiary, the Company consolidated the LLCs. The Company was determined to be the primary beneficiary because it has the power to direct the activities of the LLCs that most significantly impact the LLCs’ performance through its management and servicer contracts. At August 31, 2010, these consolidated LLCs had total combined assets and liabilities of $1.3 billion and $0.6 billion, respectively.

All of the acquired loans for which (1) there was evidence of credit quality deterioration since origination and (2) for which it was deemed probable that the Company would be unable to collect all contractually required principal and interest payments were accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, (“ASC 310-30”). For loans accounted for under ASC 310-30, management determined the value of the loan portfolio based on extensive due diligence on the loans, the underlying properties and the borrowers. Factors considered in the valuation were projected cash flows for the loans, type of loan and related collateral, classification status and current discount rates.

Under ASC 310-30, loans were pooled together according to common risk characteristics. The excess of the cash flows expected to be collected from the loans receivable at acquisition over the initial investment for those loans receivable is referred to as the accretable yield and is recognized in interest income over the expected life of the pools primarily using the constant effective yield method. The difference between contractually required payments at acquisition and the cash flows expected to be

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

collected is referred to as the nonaccretable difference. Changes in the expected cash flows of loans receivable from the date of acquisition will either impact the accretable yield or result in a charge to the provision for loan losses in the period in which the changes become probable. Prepayments are treated as a reduction of cash flows expected to be collected and a reduction of contractually required payments such that the nonaccretable difference is not affected. Subsequent significant decreases to the expected cash flows related to loan impairment will generally result in a charge to the provision for loan losses, resulting in an increase to the allowance for loan losses, and a reclassification from accretable yield to nonaccretable difference. Subsequent probable and significant increases in cash flows will result in a recovery of any previously recorded allowance for loan losses, to the extent applicable, and a reclassification from nonaccretable difference to accretable yield. Certain amounts related to the ASC 310-30 loans are estimates and may change as the Company obtains additional information related to the respective loans.

Since the second quarter of 2010 the Company has recorded accretable interest income on its loan portfolios. The accretion of interest income is based on various estimates regarding loan performance. As the Company continues to obtain additional information related to the respective loans, these estimates may change from quarter-to-quarter. Therefore, the amounts of accretable interest income recorded for the three and nine months ended August 31, 2010 are not necessarily indicative of the results to be expected for the full year. The estimate of the total contractually required payments of the loans receivable at acquisition, February 9, 2010, was $3.7 billion, the cash flows expected to be collected on loans receivable being accounted for under ASC 310-30 were $1.6 billion, and both the carrying amount and fair value of those loans receivable was $1.2 billion. The accretable yield related to the loans receivable at May 31, 2010 was $0.3 billion. During the three and nine months ended August 31, 2010, the Rialto segment recognized $37.1 million and $69.9 million, respectively, of accretable interest income related to the loans receivable. During the three and nine months ended August 31, 2010, there were additions to the accretable yield of $45.0 million and $374.1 million, respectively. During both the three and nine months ended August 31, 2010, there were deletions of $27.2 million. The accretable yield related to the loans receivable at August 31, 2010 was $0.3 billion. At both the acquisition date and August 31, 2010, there were loans receivable with a carrying value of approximately $100 million for which interest income was not being recognized because the timing and/or amounts of expected cash flows on such loans are not reasonably estimable.

In addition to the acquisition and management of the FDIC portfolios, an affiliate in the Rialto segment is a sub-advisor to the AllianceBernstein L.P. (“AB”) fund formed under the Federal government’s Public-Private Investment Program (“PPIP”) to purchase real estate related securities from banks and other financial institutions. The sub-advisor receives management fees for sub-advisory services. The Company committed to invest $75 million of the total equity commitments of approximately $1.2 billion made by private investors in this fund, and the U.S. Treasury has committed to a matching amount of approximately $1.2 billion of equity in the fund, as well as agreed to extend up to approximately $2.3 billion of debt financing. During the three and nine months ended August 31, 2010, the Company invested $7.5 million and $63.8 million, respectively, in the AB PPIP fund. As of August 31, 2010, the Company’s investment in the AB PPIP fund was $71.2 million.

Additionally, another subsidiary in the Rialto segment also has a $7.5 million, or approximately 5%, investment in a service and infrastructure provider to the residential home loan market (the “Service Provider”), which provides services to the consolidated LLCs.

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

Summarized condensed financial information on a combined 100% basis related to Rialto’s investments in unconsolidated entities that are accounted for by the equity method as of August 31, 2010 was as follows:

Balance Sheets

(In thousands)	August 31, 2010	November 30, 2009 (1)
Assets:
Cash and cash equivalents	$33,635	2,229
Investments	3,964,989	—
Other assets	176,943	179,985

	$4,175,567	182,214

Liabilities and equity:
Accounts payable and other liabilities	$88,994	58,209
Partner loans	137,820	135,570
Debt	1,775,000	—
Equity of:
Rialto Investments	78,777	9,874
Others	2,094,976	(21,439)

Total equity of unconsolidated entities	2,173,753	(11,565)

	$4,175,567	182,214

(1)	Amounts included as of November 30, 2009 relate only to the Service Provider because the Company did not invest in the AB PPIP fund until December 2009.

Statements of Operations

	Three Months Ended August 31,		Nine Months Ended August 31,
(In thousands)	2010	2009	2010	2009
Revenues	$114,585	18,110	233,912	39,346
Costs and expenses	57,760	26,399	128,115	61,831
Other gains	158,616	—	154,947	—

Net earnings (loss) of unconsolidated entities	215,441	(8,289)	260,744	(22,485)

Rialto Investments’ share of net earnings recognized	$6,643	—	6,350	—

(9) Lennar Homebuilding Cash and Cash Equivalents

Cash and cash equivalents as of August 31, 2010 and November 30, 2009 included $11.2 million and $5.8 million, respectively, of cash held in escrow for approximately three days.

(10) Lennar Homebuilding Restricted Cash

Restricted cash as of August 31, 2010 consists primarily of $122.0 million of cash used to collateralize letters of credit. Restricted cash also includes customer deposits on home sales held in restricted accounts until title transfers to the homebuyer, as required by the state and local governments in the locations in which the homes were sold.

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

(11) Lennar Homebuilding Senior Notes and Other Debts Payable

(Dollars in thousands)	August 31, 2010	November 30, 2009
5.125% senior notes due 2010	$99,229	249,955
5.95% senior notes due 2011	113,189	244,727
5.95% senior notes due 2013	266,035	347,471
5.50% senior notes due 2014	248,509	248,365
5.60% senior notes due 2015	501,216	501,424
6.50% senior notes due 2016	249,788	249,760
12.25% senior notes due 2017	393,031	392,392
6.95% senior notes due 2018	247,323	—
2.00% convertible senior notes due 2020	276,500	—
Mortgage notes on land and other debt	448,409	527,258

	$2,843,229	2,761,352

In February 2010, the Company terminated its $1.1 billion senior unsecured revolving credit facility (the “Credit Facility”). The Company had no outstanding borrowings under the Credit Facility as it was only being used to issue letters of credit. The Company entered into cash-collateralized letter of credit agreements with two banks with a capacity totaling $225 million. As of August 31, 2010, the Company had $120.8 million of cash-collateralized letters of credit.

The Company’s performance letters of credit outstanding were $74.9 million and $97.7 million, respectively, at August 31, 2010 and November 30, 2009. The Company’s financial letters of credit outstanding were $195.9 million and $205.4 million, respectively, at August 31, 2010 and November 30, 2009. Performance letters of credit are generally posted with regulatory bodies to guarantee the Company’s performance of certain development and construction activities, and financial letters of credit are generally posted in lieu of cash deposits on option contracts and for insurance risks, credit enhancements and as other collateral. Additionally, at August 31, 2010, the Company had outstanding performance and surety bonds related to site improvements at various projects (including certain projects of the Company’s joint ventures) of $720.7 million. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all development and construction activities are completed. As of August 31, 2010, there were approximately $329.0 million, or 46%, of costs to complete related to these site improvements. The Company does not presently anticipate any draws upon these bonds, but if such draws occur, the Company does not believe they would have a material effect on its financial position, results of operations or cash flows.

In May 2010, the Company issued $250 million of 6.95% senior notes due 2018 (the “6.95% Senior Notes”) at a price of 98.929% in a private placement. Proceeds from the offering, after payment of initial purchaser’s discount and expenses, were $243.9 million. The Company used the net proceeds of the sale of the 6.95% Senior Notes to fund purchases pursuant to its tender offer for its 5.125% senior notes due October 2010, its 5.95% senior notes due 2011 and its 5.95% senior notes due 2013. Interest on the 6.95% Senior Notes is due semi-annually beginning December 1, 2010. The 6.95% Senior Notes are unsecured and unsubordinated, and may at some time be guaranteed by some or substantially all of the Company’s subsidiaries. Subsequently, most of the privately placed 6.95% Senior Notes were exchanged for substantially identical 6.95% senior notes that had been registered under the Securities Act of 1933. At August 31, 2010, the carrying amount of the 6.95% Senior Notes was $247.3 million.

In May 2010, the Company issued $276.5 million of 2.00% convertible senior notes due 2020 (the “2.00% Convertible Senior Notes”) at a price of 100% in a private placement. Proceeds from the offering, after payment of expenses, were $271.2 million. The net proceeds are being used for general corporate purposes, including repayments or repurchases of existing senior notes or other indebtedness. The 2.00% Convertible Senior Notes are convertible into shares of Class A common stock at the initial conversion rate of 36.1827 shares of common stock per $1,000 principal amount of the 2.00% Convertible Senior Notes, which is equivalent to an initial conversion price of approximately $27.64 per share of Class A common stock, subject to anti-dilution adjustments. Holders of the 2.00% Convertible Senior Notes will have the

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

right to require the Company to repurchase them for cash equal to 100% of their principal amount, plus accrued but unpaid interest, on each of December 1, 2013 and December 1, 2015. The Company will have the right to redeem the 2.00% Convertible Senior Notes at any time on or after December 1, 2013 for 100% of their principal amount, plus accrued but unpaid interest. Interest on the 2.00% Senior Notes is due semi-annually beginning December 1, 2010. Beginning with the nine-month interest period commencing December 1, 2013, under certain circumstances based on the average trading price of the 2.00% Convertible Senior Notes, the Company may be required to pay contingent interest. The 2.00% Convertible Senior Notes are unsecured and unsubordinated, and may at some time be guaranteed by some or substantially all of the Company’s subsidiaries. At August 31, 2010, the carrying amount of the 2.00% Convertible Senior Notes was $276.5 million.

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

In addition to the tender offer, during the nine months ended August 31, 2010, the Company repurchased $74.4 million principal amount of its 5.125% senior notes due October 2010 and $1.0 million principal amount of its 5.95% senior notes due 2011, resulting in a net pre-tax loss of $0.9 million. During the nine months ended August 31, 2010, the Company also retired $151.0 million of mortgage notes on land and other debt, resulting in a pre-tax gain of $19.4 million.

In October 2010, the Company retired the remaining $99.2 million of its 5.125% senior notes due October 2010 for 100% of the outstanding principal amount plus accrued and unpaid interest as of the maturity date.

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

	Three Months Ended August 31,		Nine Months Ended August 31,
(In thousands)	2010	2009	2010	2009
Warranty reserve, beginning of period	$126,464	142,174	157,896	129,449
Warranties issued during the period	6,639	6,475	18,509	19,757
Adjustments to pre-existing warranties from changes in estimates	4,057	13,967	3,317	42,746
Payments	(19,862)	(18,678)	(62,424)	(48,014)

Warranty reserve, end of period	$117,298	143,938	117,298	143,938

As of August 31, 2010, the Company identified approximately 890 homes delivered in Florida primarily during its 2006 and 2007 fiscal years that are confirmed to have defective Chinese drywall and resulting damage. This represents a small percentage of homes the Company delivered in Florida (4.2%) and nationally (1.0%) during those fiscal years in the aggregate. Defective Chinese drywall appears to be an industry-wide issue as other homebuilders have publicly disclosed that they are experiencing similar issues with defective Chinese drywall.

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

Based on its efforts to date, the Company has not identified defective Chinese drywall in homes delivered by the Company outside of Florida. The Company is continuing its investigation of homes delivered during the relevant time period in order to determine whether there are additional homes, not yet inspected, with defective Chinese drywall and resulting damage. If the outcome of the Company’s inspections identifies more homes than the Company has estimated to have defective Chinese drywall, it might require an increase to the Company’s warranty reserve in the future. The Company has replaced defective Chinese drywall when it has been found in homes the Company has built.

Through August 31, 2010, the Company has accrued $80.7 million of warranty reserves related to homes confirmed as having defective Chinese drywall, as well as an estimate for homes not yet inspected that may contain Chinese drywall. No additional amount was accrued during the three and nine months ended August 31, 2010. As of August 31, 2010, the warranty reserve, net of payments, was $29.1 million. During the nine months ended August 31, 2010, the Company received payments of $58.5 million under its insurance coverage and through third party recoveries relative to the costs it has incurred and expects to incur remedying the homes confirmed and estimated to have defective Chinese drywall and resulting damage. The Company continues to seek additional reimbursement from its subcontractors, insurers and others for costs the Company has incurred or expects to incur to investigate and repair defective Chinese drywall and resulting damage.

(13) Share-Based Payment

During the three and nine months ended August 31, 2010 and 2009, compensation expense related to the Company’s share-based payment awards was as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
(In thousands)	2010	2009	2010	2009
Stock options	$1,535	2,994	5,047	8,972
Nonvested shares	3,821	3,377	11,948	12,991

Total compensation expense for share-based awards	$5,356	6,371	16,995	21,963

During the three months ended August 31, 2010, the Company did not grant any stock options or nonvested shares. During the nine months ended August 31, 2010, the Company granted an immaterial amount of stock options and did not issue any nonvested shares. During both the three and nine months ended August 31, 2009, the Company granted an immaterial amount of stock options and did not issue any nonvested shares.

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

(14) Financial Instruments

The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at August 31, 2010 and November 30, 2009, using available market information and what the Company believes to be appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies might have a material effect on the estimated fair value amounts. The table excludes cash and cash equivalents, restricted cash, defeasance cash to retire notes payable, receivables, net, income tax receivables and accounts payable, which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments.

	August 31, 2010		November 30, 2009
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
ASSETS
Rialto Investments:
Loans receivable	$1,133,565	1,133,565	—	—
Lennar Financial Services:
Loans held-for-investment, net	$21,392	22,784	25,131	26,818
Investments held-to-maturity	$7,621	7,636	2,512	2,529
LIABILITIES
Lennar Homebuilding:
Senior notes and other debts payable	$2,843,229	2,804,322	2,761,352	2,754,737
Rialto Investments:
Notes payable	$626,906	610,596	—	—
Lennar Financial Services:
Notes and other debts payable	$203,206	203,206	217,557	217,557

The following methods and assumptions are used by the Company in estimating fair values:

Lennar Homebuilding—For senior notes and other debts payable, the fair value of fixed-rate borrowings is based on quoted market prices. The Company’s variable-rate borrowings are tied to market indices and approximate fair value due to the short maturities associated with the majority of the instruments.

Rialto Investments—The fair value for loans receivable is based on discounted cash flows as of August 31, 2010. For notes payable, the fair value of the zero percent notes provided by the FDIC was calculated based on a 5-year treasury yield as of August 31, 2010.

Lennar Financial Services—The fair values are based on quoted market prices, if available. The fair values for instruments that do not have quoted market prices are estimated by management on the basis of discounted cash flows or other financial information.

Fair Value Measurements

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

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

The Company’s financial instruments measured at fair value at August 31, 2010 on a recurring basis are all within the Lennar Financial Services segment and are summarized below:

Financial Instruments	Fair Value Hierarchy	Fair Value at August 31, 2010
(Dollars in thousands)
Loans held-for-sale (1)	Level 2	$190,538
Mortgage loan commitments	Level 2	$6,689
Forward contracts	Level 2	$(4,966)

(1)	The aggregate fair value of loans held-for-sale of $190.5 million exceeds its aggregate principal balance of $183.3 million by $7.2 million.

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

Loans held-for-sale— Fair value is based on independent quoted market prices, where available, or the prices for other mortgage whole loans with similar characteristics. Management believes carrying loans held-for-sale at fair value improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivatives instruments used to economically hedge them without having to apply complex hedge accounting provisions.

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

Rialto real estate owned— During the three months ended August 31, 2010, the Rialto Investments segment recorded real estate owned (“REO”) of $58.9 million measured at fair value (Level 3) on a nonrecurring basis. REO is initially recorded at fair value at the date of taking title less estimated costs to sell. The fair value of the REO is either based upon the appraised value or broker’s opinion value at the time of foreclosure.

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

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

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

The Company evaluated all joint venture agreements as of August 31, 2010. Based on the Company’s evaluation, there were no material entities that consolidated during the three and nine months ended August 31, 2010, except for the LLCs in partnership with the FDIC in the Company’s Rialto segment. The Company was determined to be the primary beneficiary because it has the power to direct the activities of the LLCs that most significantly impact the LLCs’ economic performance through its management and servicer contracts. During the three and nine months ended August 31, 2010, there were no VIEs that deconsolidated other than the $75.5 million of option contracts that deconsolidated as a result of the adoption of ASC 810.

At August 31, 2010 and November 30, 2009, the Company’s recorded investments in Lennar Homebuilding unconsolidated entities were $664.9 million and $599.3 million, respectively, and the Rialto Investments segment’s investments in unconsolidated entities as of August 31, 2010 and November 30, 2009 were $78.8 million and $9.9 million, respectively.

Consolidated VIEs

As of August 31, 2010, the carrying amount of the VIEs’ assets and non-recourse liabilities that consolidated were $2,259.8 million and $953.7 million, respectively. Those assets are owned by, and those liabilities are obligations of, the VIEs, not the Company.

A VIE’s assets can only be used to settle obligations of a VIE. The VIEs are not guarantors of Company’s senior notes and other debts payable. In addition, the assets held by a VIE usually are collateral for that VIE’s debt. The Company and other partners do not generally have an obligation to make capital contributions to a VIE unless the Company and/or the other partner(s) have entered into debt guarantees with a VIE’s banks. Other than debt guarantee agreements with a VIE’s banks, there are no liquidity arrangements or agreements to fund capital or purchase assets that could require the Company to provide financial support to a VIE. While the Company has option contracts to purchase land from certain of its VIEs, the Company is not required to purchase the assets and could walk away from the contracts.

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

Unconsolidated VIEs

At August 31, 2010 and November 30, 2009, the Company’s recorded investments in VIEs that are unconsolidated and its estimated maximum exposure to loss were as follows:

As of August 31, 2010

(In thousands)	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss
Lennar Homebuilding (1)	$142,776	173,084
Rialto Investments (2)	78,777	92,047

Total	$221,553	265,131

As of November 30, 2009

(In thousands)	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss
Lennar Homebuilding (1)	$84,352	84,352
Rialto Investments (2)	9,874	9,874

Total	$94,226	94,226

(1)	At August 31, 2010, the maximum exposure to loss of Lennar Homebuilding’s investments in unconsolidated VIEs is limited to its investments in the unconsolidated VIEs in addition to $30.0 million of recourse debt of one of the unconsolidated VIEs. At November 30, 2009, the maximum exposure to loss of Lennar Homebuilding’s investments in unconsolidated VIEs is limited to its investments in the unconsolidated VIEs.
(2)	For Rialto’s investment in unconsolidated VIEs, the Company made a $75 million commitment to fund capital in the AB PPIP fund. As of August 31, 2010, the Company had contributed $63.8 million of the $75 million commitment and it cannot walk away from its commitment to fund capital. Therefore, as of August 31, 2010, the maximum exposure to loss for Rialto’s unconsolidated VIEs was higher than the carrying amount of its investment. At November 30, 2009, the maximum recourse exposure to loss of Rialto’s investment in unconsolidated VIEs was limited to its investments in the unconsolidated entities.

While these entities are VIEs, the Company has determined that the power to direct the activities of the VIEs that most significantly impact the VIEs’ economic performance is generally shared. While the Company generally manages the day-to-day operations of the VIEs, the VIEs have an executive committee made up of representatives from each partner. The members of the executive committee have equal vote and major decisions require unanimous consent and approval from all members. The Company does not have the unilateral ability to exercise participating voting rights without partner consent. Furthermore, the Company’s economic interest is not significantly disproportionate to the point where it would indicate that the Company has the power to direct these activities.

The Company and other partners do not generally have an obligation to make capital contributions to the VIEs, except for the Company’s $11.2 million remaining commitment to the AB PPIP fund and $30.0 million of recourse debt of one of the Lennar Homebuilding unconsolidated VIEs. There are no liquidity arrangements or agreements to fund capital or purchase assets that could require the Company to provide financial support to the VIEs. While the Company has option contracts to purchase land from certain of its unconsolidated VIEs, the Company is not required to purchase the assets and could walk away from the contracts.

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

The Company evaluates all option contracts for land to determine whether they are VIEs and, if so, whether the Company is the primary beneficiary of certain of these option contracts. Although the Company does not have legal title to the optioned land, if the Company is deemed to be the primary beneficiary, it is required to consolidate the land under option at the purchase price of the optioned land. During the nine months ended August 31, 2010, the effect of consolidation of these option contracts was a net increase of $10.5 million to consolidated inventory not owned with a corresponding increase to liabilities related to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of August 31, 2010. To reflect the purchase price of the inventory consolidated, the Company reclassified the related option deposits from land under development to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of August 31, 2010. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and the Company’s cash deposits. However, consolidated inventory not owned decreased due to (1) the Company exercising its options to acquire land under certain contracts previously consolidated and (2) the deconsolidation of certain option contracts totaling $75.5 million related to the adoption of certain new provisions under ASC 810, resulting in a decrease in consolidated inventory not owned of $130.2 million for the nine months ended August 31, 2010.

The Company’s exposure to loss related to its option contracts with third parties and unconsolidated entities consisted of its non-refundable option deposits and pre-acquisition costs totaling $151.9 million and $127.4 million, respectively, at August 31, 2010 and November 30, 2009. Additionally, the Company had posted $48.8 million and $58.2 million, respectively, of letters of credit in lieu of cash deposits under certain option contracts as of August 31, 2010 and November 30, 2009.

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

(16) Subsequent Events

On September 30, 2010, the Company completed the acquisitions of approximately $740 million of distressed real estate assets, in separate transactions, from three large financial institutions. The combined portfolio includes 397 loans with a total unpaid principal balance of approximately $529 million and 306 REO properties with an appraised value of approximately $211 million. The distressed real estate assets were acquired at a discount. The Company paid $310 million for the distressed real estate assets of which, $125 million was a 5-year senior unsecured note provided by one of the selling financial institutions.

The loans consist primarily of non-performing residential and commercial acquisition development and construction loans. The real estate properties consist of land, lots, and single-family and multi-family residential communities at varying stages of completion. The acquired assets are located in 17 states, primarily in the Mid-Atlantic and Southeast regions of the United States with the largest concentration of assets in Florida, Georgia and North Carolina. In the combined portfolio, 65% of the assets are residential and 35% are commercial.

(17) New Accounting Pronouncements

In December 2007, the FASB updated certain provisions of ASC Topic 805, Business Combinations, (“ASC 805”). These provisions broaden the guidance of ASC 805, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition requirement of assets acquired, liabilities assumed and interests transferred as a result of business combinations. ASC 805 expands on required disclosures to improve the financial statement users’ abilities to evaluate the nature and financial effects of business combinations. ASC 805 was effective for the Company for business combinations that close on or after December 1, 2009. The adoption of these new provisions did not have a material effect on the Company’s condensed consolidated financial statements.

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

(18) Supplemental Financial Information

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

Condensed Consolidating Balance Sheet

August 31, 2010

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Lennar Homebuilding:
Cash and cash equivalents, restricted cash, receivables, net and income tax receivables	$876,278	125,998	67,440	—	1,069,716
Inventories	—	3,694,853	579,474	—	4,274,327
Investments in unconsolidated entities	—	628,050	36,866	—	664,916
Other assets	39,311	102,700	154,001	—	296,012
Investments in subsidiaries	3,381,274	871,437	—	(4,252,711)	—

	4,296,863	5,423,038	837,781	(4,252,711)	6,304,971
Rialto Investments	85,153	—	1,329,781	—	1,414,934
Lennar Financial Services	—	150,635	409,359	—	559,994

Total assets	$4,382,016	5,573,673	2,576,921	(4,252,711)	8,279,899

LIABILITIES AND EQUITY
Lennar Homebuilding:
Accounts payable and other liabilities	$230,006	654,011	65,611	—	949,628
Liabilities related to consolidated inventory not owned	—	393,051	—	—	393,051
Senior notes and other debts payable	2,394,820	190,501	257,908	—	2,843,229
Intercompany	(750,598)	900,480	(149,882)	—	—

	1,874,228	2,138,043	173,637	—	4,185,908
Rialto Investments	6,025	—	632,965	—	638,990
Lennar Financial Services	—	54,356	332,222	—	386,578

Total liabilities	1,880,253	2,192,399	1,138,824	—	5,211,476
Stockholders’ equity	2,501,763	3,381,274	871,437	(4,252,711)	2,501,763
Noncontrolling interests	—	—	566,660	—	566,660

Total equity	2,501,763	3,381,274	1,438,097	(4,252,711)	3,068,423

Total liabilities and equity	$4,382,016	5,573,673	2,576,921	(4,252,711)	8,279,899

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

(18) Supplemental Financial Information – (Continued)

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

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

(18) Supplemental Financial Information – (Continued)

Condensed Consolidating Statement of Operations

Three Months Ended August 31, 2010

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Lennar Homebuilding	$—	705,693	12,456	—	718,149
Lennar Financial Services	—	38,756	44,884	(14,814)	68,826
Rialto Investments	866	—	37,134	—	38,000

Total revenues	866	744,449	94,474	(14,814)	824,975

Costs and expenses:
Lennar Homebuilding	—	646,072	19,189	(1,599)	663,662
Lennar Financial Services	—	38,598	35,611	(12,196)	62,013
Rialto Investments	8,753	—	17,403	—	26,156
Corporate general and administrative	22,686	—	—	1,308	23,994

Total costs and expenses	31,439	684,670	72,203	(12,487)	775,825

Lennar Homebuilding equity in earnings (loss) from unconsolidated entities	—	1,173	(187)	—	986
Other income, net	9,653	370	—	(9,699)	324
Other interest expense	(12,026)	(17,668)	—	12,026	(17,668)
Rialto Investments equity in earnings from unconsolidated entities	6,643	—	—	—	6,643

Earnings (loss) before income taxes	(26,303)	43,654	22,084	—	39,435
Benefit (provision) for income taxes	14,587	(12,274)	(2,918)	—	(605)
Equity in earnings from subsidiaries	41,751	10,371	—	(52,122)	—

Net earnings (including net earnings attributable to noncontrolling interests)	30,035	41,751	19,166	(52,122)	38,830
Less: Net earnings attributable to noncontrolling interests	—	—	8,795	—	8,795

Net earnings attributable to Lennar	$30,035	41,751	10,371	(52,122)	30,035

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

(18) Supplemental Financial Information – (Continued)

Condensed Consolidating Statement of Operations

Three Months Ended August 31, 2009

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Lennar Homebuilding	$—	636,918	6,695	—	643,613
Lennar Financial Services	—	43,750	49,406	(16,039)	77,117
Rialto Investments	—	—	—	—	—

Total revenues	—	680,668	56,101	(16,039)	720,730

Costs and expenses:
Lennar Homebuilding	—	694,217	12,078	(1,935)	704,360
Lennar Financial Services	—	40,699	37,258	(11,996)	65,961
Rialto Investments	496	—	—	—	496
Corporate general and administrative	25,823	—	—	1,734	27,557

Total costs and expenses	26,319	734,916	49,336	(12,197)	798,374

Lennar Homebuilding equity in loss from unconsolidated entities	—	(42,211)	(92)	—	(42,303)
Other income (expense), net	8,198	(29,283)	—	(8,184)	(29,269)
Other interest expense	(12,026)	(22,428)	—	12,026	(22,428)

Earnings (loss) before income taxes	(30,147)	(148,170)	6,673	—	(171,644)
Benefit (provision) for income taxes	2,789	(2,401)	(3,128)	—	(2,740)
Equity in earnings (loss) from subsidiaries	(144,247)	6,324	—	137,923	—

Net earnings (loss) (including net loss attributable to noncontrolling interests)	(171,605)	(144,247)	3,545	137,923	(174,384)
Less: Net loss attributable to noncontrolling interests	—	—	(2,779)	—	(2,779)

Net earnings (loss) attributable to Lennar	$(171,605)	(144,247)	6,324	137,923	(171,605)

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

(18) Supplemental Financial Information – (Continued)

Condensed Consolidating Statement of Operations

Nine Months Ended August 31, 2010

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Lennar Homebuilding	$—	1,903,889	40,364	—	1,944,253
Lennar Financial Services	—	113,845	127,103	(44,221)	196,727
Rialto Investments	2,990	—	69,928	—	72,918

Total revenues	2,990	2,017,734	237,395	(44,221)	2,213,898

Costs and expenses:
Lennar Homebuilding	—	1,763,857	62,997	(4,538)	1,822,316
Lennar Financial Services	—	111,956	101,241	(36,035)	177,162
Rialto Investments	15,519	—	31,554	—	47,073
Corporate general and administrative	65,117	—	—	3,751	68,868

Total costs and expenses	80,636	1,875,813	195,792	(36,822)	2,115,419

Lennar Homebuilding equity in loss from unconsolidated entities	—	(9,084)	(226)	—	(9,310)
Other income, net	28,391	14,302	—	(28,419)	14,274
Other interest expense	(35,818)	(53,849)	—	35,818	(53,849)
Rialto Investments equity in earnings from unconsolidated entities	6,350	—	—	—	6,350

Earnings (loss) before income taxes	(78,723)	93,290	41,377	—	55,944
Benefit (provision) for income taxes	48,852	(23,418)	(3,437)	—	21,997
Equity in earnings from subsidiaries	93,102	23,230	—	(116,332)	—

Net earnings (including net earnings attributable to noncontrolling interests)	63,231	93,102	37,940	(116,332)	77,941
Less: Net earnings attributable to noncontrolling interests	—	—	14,710	—	14,710

Net earnings attributable to Lennar	$63,231	93,102	23,230	(116,332)	63,231

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

(18) Supplemental Financial Information – (Continued)

Condensed Consolidating Statement of Operations

Nine Months Ended August 31, 2009

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Lennar Homebuilding	$—	1,947,066	30,810	—	1,977,876
Lennar Financial Services	—	123,941	146,512	(42,683)	227,770
Rialto Investments	—	—	—	—	—

Total revenues	—	2,071,007	177,322	(42,683)	2,205,646

Costs and expenses:
Lennar Homebuilding	—	2,116,834	50,368	(17,008)	2,150,194
Lennar Financial Services	—	113,785	106,365	(20,567)	199,583
Rialto Investments	1,517	—	—	—	1,517
Corporate general and administrative	79,690	—	—	5,116	84,806

Total costs and expenses	81,207	2,230,619	156,733	(32,459)	2,436,100

Lennar Homebuilding equity in loss from unconsolidated entities	—	(104,872)	(238)	—	(105,110)
Other income (expense), net	25,636	(73,145)	—	(25,594)	(73,103)
Other interest expense	(35,818)	(48,950)	—	35,818	(48,950)

Earnings (loss) before income taxes	(91,389)	(386,579)	20,351	—	(457,617)
(Provision) benefit for income taxes	10,207	(5,310)	(11,032)	—	(6,135)
Equity in earnings (loss) from subsidiaries	(371,537)	20,352	—	351,185	—

Net earnings (loss) (including net loss attributable to noncontrolling interests)	(452,719)	(371,537)	9,319	351,185	(463,752)
Less: Net loss attributable to noncontrolling interests	—	—	(11,033)	—	(11,033)

Net earnings (loss) attributable to Lennar	$(452,719)	(371,537)	20,352	351,185	(452,719)

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

(18) Supplemental Financial Information – (Continued)

Condensed Consolidating Statement of Cash Flows

Nine Months Ended August 31, 2010

(Dollars in thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

Cash flows from operating activities:
Net earnings (including net earnings attributable to noncontrolling interests)	$63,231	93,102	37,940	(116,332)	77,941
Adjustments to reconcile net earnings (including net earnings attributable to noncontrolling interests) to net cash provided by (used in) operating activities	339,037	(308,908)	(35,315)	116,332	111,146

Net cash provided by (used in) operating activities	402,268	(215,806)	2,625	—	189,087

Cash flows from investing activities:
Increase in restricted cash related to cash collateralized letters of credit	(121,976)	—	—	—	(121,976)
Investments in and contributions to Lennar Homebuilding unconsolidated entities, net	—	(140,434)	(2,239)	—	(142,673)
Investments in and contributions to Rialto Investments unconsolidated entities	(64,310)	—	—	—	(64,310)
Investments in and contributions to Rialto Investments consolidated entities (net of $93.3 million cash and cash equivalents consolidated)	(265,059)	—	93,281	—	(171,778)
Increase in Rialto Investments defeasance cash to retire notes payable	—	—	(62,855)	—	(62,855)
Receipts of principal payments of loans receivable	—	—	10,430	—	10,430
Other	(959)	(2,268)	(771)	—	(3,998)

Net cash provided by (used in) investing activities	(452,304)	(142,702)	37,846	—	(557,160)

Cash flows from financing activities:
Net repayments of Lennar Financial Services debt	—	(21)	(14,330)	—	(14,351)
Net proceeds from senior notes	515,038	—	—	—	515,038
Partial redemption of senior notes	(375,421)	—	—	—	(375,421)
Net repayments on other borrowings	—	(76,937)	(50,317)	—	(127,254)
Exercise of land option contracts from an unconsolidated land investment venture	—	(35,784)	—	—	(35,784)
Net receipts related to noncontrolling interests	—	—	8,157	—	8,157
Common stock:
Issuances	1,769	—	—	—	1,769
Repurchases	(1,806)	—	—	—	(1,806)
Dividends	(22,179)	—	—	—	(22,179)
Intercompany	(551,152)	452,631	98,521	—	—

Net cash provided by (used in) financing activities	(433,751)	339,889	42,031	—	(51,831)

Net increase (decrease) in cash and cash equivalents	(483,787)	(18,619)	82,502	—	(419,904)
Cash and cash equivalents at beginning of period	1,223,169	154,313	79,956	—	1,457,438

Cash and cash equivalents at end of period	$739,382	135,694	162,458	—	1,037,534

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

(18) Supplemental Financial Information – (Continued)

Condensed Consolidating Statement of Cash Flows

Nine Months Ended August 31, 2009

(Dollars in thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

Cash flows from operating activities:
Net earnings (loss) (including net loss attributable to noncontrolling interests)	$(452,719)	(371,537)	9,319	351,185	(463,752)
Adjustments to reconcile net earnings (loss) (including net loss attributable to noncontrolling interests) to net cash provided by (used in) operating activities	144,275	1,060,910	(3,332)	(351,185)	850,668

Net cash provided by (used in) operating activities	(308,444)	689,373	5,987	—	386,916

Cash flows from investing activities:
Investments in and contributions to Lennar Homebuilding unconsolidated entities, net	—	(196,155)	(48,004)	—	(244,159)
Investments in and contributions to Rialto Investments unconsolidated entities	(9,874)	—	—	—	(9,874)
Other	(52)	19,966	(460)	—	19,454

Net cash used in investing activities	(9,926)	(176,189)	(48,464)	—	(234,579)

Cash flows from financing activities:
Net repayments of Lennar Financial Services debt	—	(69)	(81,110)	—	(81,179)
Net proceeds from senior notes	386,892	—	—	—	386,892
Redemption of senior notes	(281,477)	—	—	—	(281,477)
Partial redemption of senior notes	(23,824)	—	—	—	(23,824)
Net repayments on other borrowings	—	(4,664)	(45,505)	—	(50,169)
Exercise of land option contracts from an unconsolidated land investment venture	—	(22,907)	—	—	(22,907)
Net receipts related to noncontrolling interests	—	—	222	—	222
Common stock:
Issuances	221,125	—	—	—	221,125
Repurchases	(1,130)	—	—	—	(1,130)
Dividends	(20,260)	—	—	—	(20,260)
Intercompany	275,181	(474,123)	198,942	—	—

Net cash provided by (used in) financing activities	556,507	(501,763)	72,549	—	127,293

Net increase in cash and cash equivalents	238,137	11,421	30,072	—	279,630
Cash and cash equivalents at beginning of period	1,007,594	125,437	70,391	—	1,203,422

Cash and cash equivalents at end of period	$1,245,731	136,858	100,463	—	1,483,052

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Outlook

During the first nine months of our 2010 fiscal year, we continued to see a housing market that was trying to stabilize. The expiration of the Federal homebuyer tax credit at the end of April has been more impactful than originally anticipated. As a result, our new sales orders for the third quarter were down 15% from the prior year. We believe that the recovery in the housing market is in a rocky stabilization process that will ultimately give way to improvement in the market; however, the timing and the degree of improvement remain uncertain.

We have remained focused on improving our core business and returning our company to profitability in 2010 and have achieved year-to-date profitability through our third quarter. Our principal focus in our homebuilding operations is on maintaining and improving our gross profit margin on the homes we sell rather than increasing sales volume. We have taken steps over the past several years to reduce costs and right-size our overhead structure. We have also repositioned our product offering to target first-time and value-focused homebuyers, the result of which has only recently begun to be reflected in our operating results. We continue to make carefully underwritten strategic acquisitions in well-positioned markets that will support our homebuilding operations going forward. As a result, we are beginning to open communities with land that we purchased relatively recently at prices that reflect the recent depressed state of the market with respect to land that is suitable for residential homebuilding.

Along with the improvement in our homebuilding operations, our recently formed Rialto Investments segment has already started to contribute to our bottom line results. During the nine months ended August 31, 2010, our Rialto Investments segment generated $11.8 million of operating earnings primarily from the Federal Deposit Insurance Corporation (“FDIC”) loan portfolios acquired in the first quarter, fees for sub-advisory services and equity in earnings from unconsolidated entities. We expect this segment to be a growing component of our operating earnings in the future as we continue to evaluate and execute on potential opportunities.

Our balance sheet strength positions us to capitalize on future high-return investment opportunities. Although, we remain cautious about the immediate future, we believe that our core businesses are on the right track to achieving sustainable profitability and that we’ve properly positioned our company to capitalize on opportunities as they present themselves in an evolving market.

(1) Results of Operations

Overview

We historically have experienced, and expect to continue to experience, variability in quarterly results. Our results of operations for the three and nine months ended August 31, 2010 are not necessarily indicative of the results to be expected for the full year.

Net earnings attributable to Lennar were $30.0 million, or $0.16 per basic and diluted share, in the third quarter of 2010, compared to net loss attributable to Lennar of $171.6 million, or $0.97 per basic and diluted share, in the third quarter of 2009. Net earnings attributable to Lennar was $63.2 million, or $0.34 per basic and diluted share, in the nine months ended August 31, 2010, compared to net loss attributable to Lennar of $452.7 million, or $2.72 per basic and diluted share, in the nine months ended August 31, 2009. The improvement in operating results year over year was a result of lower valuation adjustments, reduced sales incentives and cost reduction initiatives implemented during the downturn such as lowering our construction costs, repositioning our product offering to target first-time value-focused homebuyers and reducing our overhead structure. In addition, during fiscal 2010 our operating results have been positively impacted by our Rialto Investments segment, which began to generate revenues from the FDIC loan portfolios acquired in the first quarter and equity in earnings from its unconsolidated entities. Gross margin percentage on home sales improved for the three and nine months ended August 31, 2010, compared to the same periods last year, primarily due to a reduction in valuation adjustments in the three and nine months ended August 31, 2010, and reduced sales incentives offered to homebuyers as a percentage of revenues from home sales. Although sales incentives offered to homebuyers were lower for the third quarter of 2010 compared to the third quarter of 2009 and the second quarter of 2010, it is likely there will be at least some increase in the sales incentives offered to homebuyers in the fourth quarter of 2010 compared to the third quarter of 2010.

Financial information relating to our operations was as follows:

(In thousands)	Three Months Ended August 31,		Nine Months Ended August 31,
	2010	2009	2010	2009
Lennar Homebuilding revenues:
Sales of homes	$697,413	635,266	1,905,519	1,946,624
Sales of land	20,736	8,347	38,734	31,252

Total homebuilding revenues	718,149	643,613	1,944,253	1,977,876

Lennar Homebuilding costs and expenses:
Cost of homes sold	549,994	585,770	1,516,313	1,786,854
Cost of land sold	16,452	17,792	31,090	48,839
Selling, general and administrative	97,216	100,798	274,913	314,501

Total homebuilding costs and expenses	663,662	704,360	1,822,316	2,150,194

Lennar Homebuilding operating margins	54,487	(60,747)	121,937	(172,318)
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities	986	(42,303)	(9,310)	(105,110)
Other income (expense), net	324	(29,269)	14,274	(73,103)
Other interest expense	(17,668)	(22,428)	(53,849)	(48,950)

Lennar Homebuilding operating earnings (loss)	$38,129	(154,747)	73,052	(399,481)

Lennar Financial Services revenues	$68,826	77,117	196,727	227,770
Lennar Financial Services costs and expenses	62,013	65,961	177,162	199,583

Lennar Financial Services operating earnings	$6,813	11,156	19,565	28,187

Rialto Investments revenues	$38,000	—	72,918	—
Rialto Investments costs and expenses	26,156	496	47,073	1,517
Rialto Investments equity in earnings from unconsolidated entities	6,643	—	6,350	—

Rialto Investments operating earnings (loss) (1)	$18,487	(496)	32,195	(1,517)

Total operating earnings (loss)	$63,429	(144,087)	124,812	(372,811)
Corporate general and administrative expenses	(23,994)	(27,557)	(68,868)	(84,806)

Earnings (loss) before income taxes	$39,435	(171,644)	55,944	(457,617)

(1)	Rialto Investments operating earnings (loss) for the three and nine months ended August 31, 2010 include $10.8 million and $20.4 million, respectively, of net earnings attributable to noncontrolling interests.

Three Months Ended August 31, 2010 versus Three Months Ended August 31, 2009

Revenues from home sales increased 10% in the third quarter of 2010 to $697.4 million from $635.3 million in 2009. Revenues were higher primarily due to a 9% increase in the number of home deliveries, excluding unconsolidated entities. New home deliveries, excluding unconsolidated entities, increased to 2,909 homes in the third quarter of 2010 from 2,660 homes last year. The average sales price of homes delivered increased to $240,000 in the third quarter of 2010 from $239,000 in the same period last year. Sales incentives offered to homebuyers were $30,600 per home delivered in the third quarter of 2010, or 11.3% as a percentage of home sales revenue, compared to $42,200 per home delivered in the same period last year, or 15.0% as a percentage of home sales revenue.

Gross margins on home sales were $147.4 million, or 21.1%, in the third quarter of 2010, which included $11.3 million of valuation adjustments, compared to gross margins on home sales of $49.5 million, or 7.8%, in the third quarter of 2009, which included $49.4 million of valuation adjustments. Gross margin for the third quarter of 2010 includes third-party recoveries related to Chinese drywall, offset by valuation adjustments, which resulted in a net 80 basis points benefit to the gross margin percentage.

Selling, general and administrative expenses were reduced by $3.6 million, or 4%, in the third quarter of 2010, compared to the same period last year, primarily due to reductions in legal and occupancy expenses. As a percentage of revenues from home sales, selling, general and administrative expenses improved to 13.9% in the third quarter of 2010, from 15.9% in 2009.

Gross profits on land sales totaled $4.3 million in the third quarter of 2010, compared to losses on land sales of $9.4 million in the third quarter of 2009, which included $8.7 million in write-offs of deposits and pre-acquisition costs.

Lennar Homebuilding equity in earnings (loss) from unconsolidated entities was $1.0 million in the third quarter of 2010, which included a net pre-tax gain of $7.7 million as a result of a transaction by one of our unconsolidated entities, offset by $9.2 million of valuation adjustments related to assets of unconsolidated entities in which we have investments. In the third quarter of 2009, Lennar Homebuilding equity in earnings (loss) from unconsolidated entities was ($42.3) million, which included $31.0 million of valuation adjustments related to assets of unconsolidated entities in which we have investments.

Other income (expense), net, totaled $0.3 million in the third quarter of 2010, compared to other income (expense), net, of ($29.3) million in the third quarter of 2009, which included $27.5 million of valuation adjustments to our investments in unconsolidated entities.

Homebuilding interest expense was $36.7 million in the third quarter of 2010 ($18.1 million was included in cost of homes sold, $0.9 million in cost of land sold and $17.7 million in other interest expense), compared to $40.7 million in the third quarter of 2009 ($17.8 million was included in cost of homes sold, $0.5 million in cost of land sold and $22.4 million in other interest expense). Despite an increase in debt, interest expense decreased primarily due to an increase in qualifying assets eligible for interest capitalization and savings resulting from the termination of our senior unsecured revolving credit facility during the first quarter of 2010.

Net earnings (loss) attributable to noncontrolling interests were $8.8 million and ($2.8) million, respectively, in the third quarter of 2010 and 2009.

Sales of land, Lennar Homebuilding equity in earnings (loss) from unconsolidated entities, other income (expense), net and net earnings (loss) attributable to noncontrolling interests may vary significantly from period to period depending on the timing of land sales and other transactions entered into by the Company and unconsolidated entities in which it has investments.

Operating earnings for the Lennar Financial Services segment was $6.8 million in the third quarter of 2010, compared to operating earnings of $11.2 million in the same period last year. The decrease in operating earnings was primarily due to lower profits per loan in the segment’s mortgage operations.

In the third quarter of 2010, operating earnings for the Rialto Investments segment were $18.5 million (which included $10.8 million of net earnings attributable to noncontrolling interests), compared to an operating loss of $0.5 million in the same period last year. In the third quarter of 2010, revenues in this segment were $38.0 million, which consisted primarily of accretable interest income associated with the portfolio of real estate loans acquired in partnership with the FDIC. In the third quarter of 2010, expenses in this segment were $26.2 million, which consisted primarily of carrying costs related to that portfolio of real estate loans, underwriting expenses and general and administrative expenses. The segment also had equity in earnings from unconsolidated entities of $6.6 million during the third quarter of 2010, consisting primarily of unrealized gains and interest income related to the Company’s investment in the AllianceBernstein L.P. (“AB”) fund formed under the Federal government’s Public-Private Investment Program (“PPIP”).

Corporate general and administrative expenses were reduced by $3.6 million, or 13%, in the third quarter of 2010, compared to the third quarter of 2009 primarily due to our cost reduction initiatives implemented during the downturn. Corporate general and administrative expenses as a percentage of total revenues decreased to 2.9% in the third quarter of 2010, from 3.8% in the third quarter of 2009.

During the three months ended August 31, 2010, we recorded a reversal to our deferred tax asset valuation allowance of $12.0 million due to the net earnings generated during the period.

Our overall effective income tax rates were 1.98% and (1.62%), respectively, for the three months ended August 31, 2010 and 2009. The change in the effective tax rate, compared to the same period during 2009, resulted primarily from tax-related interest expense under Accounting Standard Codification (“ASC”) Topic 740, Income Taxes.

Nine Months Ended August 31, 2010 versus Nine Months Ended August 31, 2009

Revenues from home sales decreased 2% in the nine months ended August 31, 2010 to $1,905.5 million from $1,946.6 million in 2009. Revenues were lower primarily due to a 2% decrease in the number of home deliveries, excluding unconsolidated entities. New home deliveries, excluding unconsolidated entities, decreased to 7,799 homes in the nine months ended August 31, 2010 from 7,934 homes last year. The average sales price of homes delivered for both the nine months ended August 31, 2010 and 2009 was $245,000. Sales incentives offered to homebuyers as a percentage of home sales revenue were $32,500 per home delivered in the nine months ended August 31, 2010, or 11.7% as a percentage of home sales revenue, compared to $48,600 per home delivered in the same period last year, or 16.5% as a percentage of home sales revenue.

Gross margins on home sales were $389.2 million, or 20.4%, in the nine months ended August 31, 2010, which included $22.4 million of valuation adjustments, compared to gross margins on home sales of $159.8 million, or 8.2%, in the nine months ended August 31, 2009, which included $124.7 million of valuation adjustments. Gross margin percentage on home sales improved compared to last year primarily due to a reduction in valuation adjustments and reduced sales incentives offered to homebuyers as a percentage of revenues from home sales.

Selling, general and administrative expenses were reduced by $39.6 million, or 13%, in the nine months ended August 31, 2010, compared to the same period last year, primarily due to reductions in legal and occupancy expenses. As a percentage of revenues from home sales, selling, general and administrative expenses improved to 14.4% in the nine months ended August 31, 2010, from 16.2% in 2009.

Gross profits on land sales totaled $7.6 million in the nine months ended August 31, 2010, compared to losses on land sales of $17.6 million in the nine months ended August 31, 2009, which included $6.5 million of valuation adjustments and $20.8 million in write-offs of deposits and pre-acquisition costs.

Lennar Homebuilding equity in earnings (loss) from unconsolidated entities was ($9.3) million in the nine months ended August 31, 2010, which included $10.5 million of valuation adjustments related to assets of unconsolidated entities in which we have investments, partially offset by a net pre-tax gain of $7.7 million as a result of a transaction by one of our unconsolidated entities. In the nine months ended August 31, 2009, Lennar Homebuilding equity in earnings (loss) from unconsolidated entities was ($105.1) million, which included $81.0 million of valuation adjustments related to assets of unconsolidated entities in which we have investments.

Other income (expense), net, totaled $14.3 million in the nine months ended August 31, 2010, which included a $19.4 million pre-tax gain on the extinguishment of other debt and other income, partially offset by a $11.7 million pre-tax loss related to the repurchase of senior notes. Other income (expense), net, totaled ($73.1) million in the nine months ended August 31, 2009, which included $71.7 million of valuation adjustments to our investments in unconsolidated entities.

Homebuilding interest expense was $107.0 million in the nine months ended August 31, 2010 ($51.8 million was included in cost of homes sold, $1.4 million in cost of land sold and $53.8 million in other interest expense), compared to $99.5 million in the nine months ended August 31, 2009 ($45.5 million was included in cost of homes sold, $5.0 million in cost of land sold and $49.0 million in other interest expense). Interest expense increased primarily due to the interest related to the $400 million 12.25% senior notes due 2017 issued during the second quarter of 2009, partially offset by savings resulting from the termination of the our senior unsecured revolving credit facility during the first quarter of 2010.

Net earnings (loss) attributable to noncontrolling interests were $14.7 million and ($11.0) million, respectively, in the nine months ended August 31, 2010 and 2009.

Sales of land, Lennar Homebuilding equity in earnings (loss) from unconsolidated entities, other income (expense), net and net earnings (loss) attributable to noncontrolling interests may vary significantly from period to period depending on the timing of land sales and other transactions entered into by the Company and unconsolidated entities in which it has investments.

Operating earnings for the Lennar Financial Services segment were $19.6 million in the nine months ended August 31, 2010, compared to operating earnings of $28.2 million in the same period last year. The decrease in operating earnings was primarily due to decreased volume in the segment’s mortgage and title operations, partially offset by $5.1 million of proceeds received from the previous sale of a cable system.

In the nine months ended August 31, 2010, operating earnings for the Rialto Investments segment were $32.2 million (which included $20.4 million of net earnings attributable to noncontrolling interests), compared to an operating loss of $1.5 million in the same period last year. In the nine months ended August 31, 2010, revenues in this segment were $72.9 million, which consisted primarily of accretable interest income associated with the portfolio of real estate loans acquired in partnership with the FDIC. In the nine months ended August 31, 2010, expenses in this segment were $47.1 million, which consisted primarily of carrying costs related to that portfolio of real estate loans, underwriting expenses and general and administrative expenses. The segment also had equity in earnings from unconsolidated entities of $6.4 million during the nine months ended August 31, 2010, consisting primarily of unrealized gains and interest income related to the Company’s investment in the AB PPIP fund.

Corporate general and administrative expenses were reduced by $15.9 million, or 19%, in the nine months ended August 31, 2010, compared to the same period last year primarily due to our cost reduction initiatives implemented during the downturn. As a percentage of total revenues, corporate general and administrative expenses decreased to 3.1% in the nine months ended August 31, 2010, from 3.8% in the same period last year.

During the nine months ended August 31, 2010, we recorded a reversal to our deferred tax asset valuation allowance of $7.2 million primarily due to the net earnings generated during the period.

Our overall effective income tax rates were (53.35%) and (1.37%), respectively, for the nine months ended August 31, 2010 and 2009. The change in the effective tax rate, compared to the same period in 2009, resulted primarily from the reversal of gross unrecognized tax benefits as a result of the withdrawal of an issue by the IRS and settlement with state taxing authorities.

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

At August 31, 2010, our reportable homebuilding segments and Homebuilding Other consisted of homebuilding divisions located in:

East: Florida, Maryland, New Jersey and Virginia

Central: Arizona, Colorado and Texas (1)

West: California and Nevada

Houston: Houston, Texas

Other: Georgia, Illinois, Minnesota, North Carolina and South Carolina

(1)	Texas in the Central reportable segment excludes Houston, Texas, which is its own reportable segment.

The following tables set forth selected financial and operational information related to our homebuilding operations for the periods indicated:

Selected Financial and Operational Data

	Three Months Ended August 31,		Nine Months Ended August 31,
(In thousands)	2010	2009	2010	2009
Revenues:
East:
Sales of homes	$253,628	190,321	611,422	583,630
Sales of land	3,553	1,735	11,706	18,171

Total East	257,181	192,056	623,128	601,801

Central:
Sales of homes	95,837	94,297	261,697	247,823
Sales of land	6,471	2,616	8,565	4,388

Total Central	102,308	96,913	270,262	252,211

West:
Sales of homes	164,957	170,974	505,100	587,970
Sales of land	8,968	1,844	12,409	3,791

Total West	173,925	172,818	517,509	591,761

Houston:
Sales of homes	89,905	100,442	264,675	295,596
Sales of land	1,744	1,970	6,054	4,720

Total Houston	91,649	102,412	270,729	300,316

Other:
Sales of homes	93,086	79,232	262,625	231,605
Sales of land	—	182	—	182

Total Other	93,086	79,414	262,625	231,787

Total homebuilding revenues	$718,149	643,613	1,944,253	1,977,876

	Three Months Ended August 31,		Nine Months Ended August 31,
(In thousands)	2010	2009	2010	2009
Operating earnings (loss):
East:
Sales of homes	$51,362	(37,616)	90,061	(56,400)
Sales of land	1,087	(5,696)	3,391	(5,999)
Equity in loss from unconsolidated entities	(32)	(1,676)	(585)	(4,312)
Other income (expense), net	2,167	(332)	10,226	(3,306)
Other interest expense	(5,200)	(7,456)	(17,451)	(16,255)

Total East	49,384	(52,776)	85,642	(86,272)

Central:
Sales of homes	(1,772)	(4,348)	(1,632)	(30,420)
Sales of land	489	160	(357)	(168)
Equity in loss from unconsolidated entities	(3,712)	(940)	(4,510)	(2,763)
Other expense, net	(201)	(1,243)	(1,612)	(14,367)
Other interest expense	(3,054)	(3,336)	(7,842)	(7,212)

Total Central	(8,250)	(9,707)	(15,953)	(54,930)

West:
Sales of homes	(5,294)	(15,947)	1,730	(70,765)
Sales of land	2,397	(3,274)	3,163	(5,983)
Equity in earnings (loss) from unconsolidated entities	4,787	(39,169)	(4,693)	(96,198)
Other income (expense), net	(6,076)	(26,946)	2,541	(53,882)
Other interest expense	(6,454)	(6,879)	(19,609)	(15,268)

Total West	(10,640)	(92,215)	(16,868)	(242,096)

Houston:
Sales of homes	5,420	5,644	19,441	15,108
Sales of land	311	(680)	1,447	(1,696)
Equity in earnings (loss) from unconsolidated entities	95	(365)	360	(1,514)
Other income, net	243	63	951	394
Other interest expense	(756)	(1,092)	(2,245)	(2,290)

Total Houston	5,313	3,570	19,954	10,002

Other:
Sales of homes	487	965	4,693	(12,254)
Sales of land	—	45	—	(3,741)
Equity in earnings (loss) from unconsolidated entities	(152)	(153)	118	(323)
Other income (expense), net	4,191	(811)	2,168	(1,942)
Other interest expense	(2,204)	(3,665)	(6,702)	(7,925)

Total Other	2,322	(3,619)	277	(26,185)

Total homebuilding operating earnings (loss)	$38,129	(154,747)	73,052	(399,481)

Summary of Homebuilding Data

Deliveries:

	Three Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	August 31, 2010	August 31, 2009	August 31, 2010	August 31, 2009	August 31, 2010	August 31, 2009
East	1,193	885	$253,628	190,321	$213,000	215,000
Central	439	462	95,837	94,297	218,000	204,000
West	573	551	187,019	195,507	326,000	355,000
Houston	406	494	89,905	100,442	221,000	203,000
Other	339	299	93,086	79,232	275,000	265,000

Total	2,950	2,691	$719,475	659,799	$244,000	245,000

Of the total homes delivered listed above, 41 homes with a dollar value of $22.1 million and an average sales price of $538,000 represent deliveries from unconsolidated entities for the three months ended August 31, 2010, compared to 31 home deliveries with a dollar value of $24.5 million and an average sales price of $791,000 for the three months ended August 31, 2009.

	Nine Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	August 31, 2010	August 31, 2009	August 31, 2010	August 31, 2009	August 31, 2010	August 31, 2009
East	2,793	2,654	$611,422	583,630	$219,000	220,000
Central	1,260	1,243	261,697	247,823	208,000	199,000
West	1,589	1,758	548,240	627,724	345,000	357,000
Houston	1,217	1,479	264,675	295,596	217,000	200,000
Other	1,007	848	262,625	232,155	261,000	274,000

Total	7,866	7,982	$1,948,659	1,986,928	$248,000	249,000

Of the total homes delivered listed above, 67 homes with a dollar value of $43.1 million and an average sales price of $644,000 represent deliveries from unconsolidated entities for the nine months ended August 31, 2010, compared to 48 home deliveries with a dollar value of $40.3 million and an average sales price of $840,000 for the nine months ended August 31, 2009.

Sales Incentives (1):

	Three Months Ended
	Sales Incentives (In thousands)		Average Sales Incentives Per Home Delivered		Sales Incentives as a % of Revenue
	August 31, 2010	August 31, 2009	August 31, 2010	August 31, 2009	August 31, 2010	August 31, 2009
East	$32,393	43,869	$27,200	49,600	11.3%	18.7%
Central	13,461	15,151	30,700	32,800	12.3%	13.9%
West	16,693	24,223	31,400	46,600	9.2%	12.4%
Houston	16,145	16,781	39,800	34,000	15.2%	14.3%
Other	10,437	12,157	30,800	40,700	10.1%	13.3%

Total	$89,129	112,181	$30,600	42,200	11.3%	15.0%

	Nine Months Ended
	Sales Incentives (In thousands)		Average Sales Incentives Per Home Delivered		Sales Incentives as a % of Revenue
	August 31, 2010	August 31, 2009	August 31, 2010	August 31, 2009	August 31, 2010	August 31, 2009
East	$85,034	139,970	$30,400	52,700	12.2%	19.4%
Central	40,221	46,846	31,900	37,700	13.3%	15.9%
West	50,404	107,170	33,100	62,600	9.1%	15.4%
Houston	45,733	50,102	37,600	33,900	14.7%	14.5%
Other	31,825	41,198	31,600	48,700	10.8%	15.1%

Total	$253,217	385,286	$32,500	48,600	11.7%	16.5%

(1)	Sales incentives relate to home deliveries during the period, excluding deliveries by unconsolidated entities.

New Orders (2):

	Three Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	August 31, 2010	August 31, 2009	August 31, 2010	August 31, 2009	August 31, 2010	August 31, 2009
East	1,036	1,046	$232,563	233,718	$224,000	223,000
Central	441	492	93,612	98,788	212,000	201,000
West	476	651	149,708	223,807	315,000	344,000
Houston	372	557	81,288	116,734	219,000	210,000
Other	299	358	77,254	87,936	258,000	246,000

Total	2,624	3,104	$634,425	760,983	$242,000	245,000

Of the total new orders listed above, 20 homes with a dollar value of $11.1 million and an average sales price of $554,000 represent new orders from unconsolidated entities for the three months ended August 31, 2010, compared to 17 new orders with a dollar value of $13.8 million and an average sales price of $816,000 for the three months ended August 31, 2009.

	Nine Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	August 31, 2010	August 31, 2009	August 31, 2010	August 31, 2009	August 31, 2010	August 31, 2009
East	3,259	2,869	$720,024	631,866	$221,000	220,000
Central	1,344	1,421	280,430	284,725	209,000	200,000
West	1,528	2,032	505,936	699,885	331,000	344,000
Houston	1,244	1,601	271,233	323,116	218,000	202,000
Other	1,033	935	263,470	237,145	255,000	254,000

Total	8,408	8,858	$2,041,093	2,176,737	$243,000	246,000

Of the total new orders listed above, 66 homes with a dollar value of $41.7 million and an average sales price of $631,000 represent new orders from unconsolidated entities for the nine months ended August 31, 2010, compared to 48 new orders with a dollar value of $34.0 million and an average sales price of $709,000 for the nine months ended August 31, 2009.

(2)	New orders represent the number of new sales contracts executed with homebuyers, net of cancellations, during the three and nine months ended August 31, 2010 and 2009.

Backlog:

	Homes		Dollar Value (In thousands)		Average Sales Price
	August 31, 2010	August 31, 2009	August 31, 2010	August 31, 2009	August 31, 2010	August 31, 2009
East	1,148	1,004	$285,074	252,100	$248,000	251,000
Central	251	301	54,509	61,277	217,000	204,000
West	275	521	102,159	180,955	371,000	347,000
Houston	276	391	67,252	85,188	244,000	218,000
Other	223	258	60,303	67,367	270,000	261,000

Total	2,173	2,475	$569,297	646,887	$262,000	261,000

Of the total homes in backlog listed above, 8 homes with a backlog dollar value of $5.8 million and an average sales price of $721,000 represent the backlog from unconsolidated entities at August 31, 2010, compared with backlog from unconsolidated entities of 7 homes with a backlog dollar value of $5.8 million and an average sales price of $829,000 at August 31, 2009.

Backlog represents the number of homes under sales contracts. Homes are sold using sales contracts, which are generally accompanied by sales deposits. In some instances, purchasers are permitted to cancel sales contracts if they fail to qualify for financing or under certain other circumstances. We experienced cancellation rates in our homebuilding segments and Homebuilding Other as follows:

	Three Months Ended		Nine Months Ended
	August 31, 2010	August 31, 2009	August 31, 2010	August 31, 2009
East	18%	22%	14%	21%
Central	15%	17%	16%	16%
West	17%	16%	18%	14%
Houston	22%	19%	18%	19%
Other	21%	14%	17%	16%

Total	18%	19%	16%	18%

Three Months Ended August 31, 2010 versus Three Months Ended August 31, 2009

Homebuilding East: Homebuilding revenues increased for the three months ended August 31, 2010, compared to the three months ended August 31, 2009, primarily due to an increase in the number of home deliveries in Florida, Maryland and Virginia. Gross margins on home sales were $78.5 million, or 30.9%, for the three months ended August 31, 2010, compared to gross margins on home sales of ($10.5) million, or (5.5)%, for the three months ended August 31, 2009, including $38.7 million of valuation adjustments. Gross margin percentage on home sales improved compared to last year primarily due to a reduction of valuation adjustments and reduced sales incentives offered to homebuyers as a percentage of revenues from home sales (11.3% in 2010, compared to 18.7% in 2009).

Gross profits on land sales were $1.1 million for the three months ended August 31, 2010, compared to losses on land sales of $5.7 million for the three months ended August 31, 2009 (including $6.0 million of write-offs of deposits and pre-acquisition costs).

Homebuilding Central: Homebuilding revenues increased for the three months ended August 31, 2010, compared to the three months ended August 31, 2009, primarily due to an increase in the number of home deliveries and the average sales price of homes delivered in Colorado. Gross margins on home sales were $11.5 million, or 12.0%, for three months ended August 31, 2010, compared to gross margins on home sales of $10.3 million, or 10.9%, for three months ended August 31, 2009. Gross margin percentage on home sales improved compared to last year primarily due to reduced sales incentives offered to homebuyers as a percentage of revenues from home sales (12.3% in 2010 and 13.9% in 2009).

Gross profits on land sales were $0.5 million for the three months ended August 31, 2010, compared to gross profits on land sales of $0.2 million for the three months ended August 31, 2009.

Homebuilding West: Homebuilding revenues decreased for the three months ended August 31, 2010, compared to the three months ended August 31, 2009, primarily due to a decrease in the average sales price of homes delivered in all of the states in this segment. Gross margins on home sales were $27.8 million, or 16.9%, for the three months ended August 31, 2010, compared to gross margins on home sales of $21.1 million, or 12.4%, for the three months ended August 31, 2009, including $6.9 million of valuation adjustments. Gross margin percentage on home sales improved compared to last year primarily due to a reduction of valuation adjustments and reduced sales incentives offered to homebuyers as a percentage of revenues from home sales (9.2% in 2010, compared to 12.4% in 2009).

Gross profits on land sales were $2.4 million for the three months ended August 31, 2010, compared to losses on land sales of $3.3 million for the three months ended August 31, 2009 (including $2.8 million of write-offs of deposits and pre-acquisition costs).

Homebuilding Houston: Homebuilding revenues decreased for the three months ended August 31, 2010, compared to the three months ended August 31, 2009, primarily due to a decrease in the number of home deliveries in this segment, partially offset by an increase in the average sales price of homes delivered. Gross margins on home sales were $16.3 million, or 18.1%, for the three months ended August 31, 2010, compared to gross margins on home sales of $16.6 million, or 16.6%, for the three months ended August 31, 2009. Gross margin percentage on home sales improved compared to last year primarily due to an increase in average sales price.

Gross profits on land sales were $0.3 million for the three months ended August 31, 2010, compared to losses on land sales of $0.7 million for the three months ended August 31, 2009 (including $0.6 million of valuation adjustments).

Homebuilding Other: Homebuilding revenues increased for the three months ended August 31, 2010, compared to the three months ended August 31, 2009, primarily due to an increase in the number of home deliveries in all states in Homebuilding Other. Gross margins on home sales were $13.3 million, or 14.3%, for the three months ended August 31, 2010, including $4.4 million of valuation adjustments, compared to gross margins on home sales of $11.9 million, or 15.0%, for the three months ended August 31, 2009, including $2.1 million of valuation adjustments. Gross margin percentage on home sales decreased compared to last year primarily due to an increase in valuation adjustments, partially offset by reduced sales incentives offered to homebuyers as a percentage of revenues from home sales (10.1% in 2010, compared to 13.3% in 2009).

There were no land sales in Homebuilding Other for the three months ended August 31, 2010. Gross profits on land sales for the three months ended August 31, 2009 were $0.1 million.

Nine Months Ended August 31, 2010 versus Nine Months Ended August 31, 2009

Homebuilding East: Homebuilding revenues increased for the nine months ended August 31, 2010, compared to the nine months ended August 31, 2009, primarily due to an increase in the number of home deliveries in Maryland and Virginia. Gross margins on home sales were $164.1 million, or 26.8%, in 2010, compared to gross margins on home sales of $19.6 million, or 3.4%, for the nine months ended August 31, 2009, including $61.0 million of valuation adjustments. Gross margin percentage on home sales improved compared to last year primarily due to a reduction of valuation adjustments and reduced sales incentives offered to homebuyers as a percentage of revenues from home sales (12.2% in 2010, compared to 19.4% in 2009).

Gross profits on land sales were $3.4 million for the nine months ended August 31, 2010, compared to losses on land sales of $6.0 million for the nine months ended August 31, 2009 (including $11.7 million of write-offs of deposits and pre-acquisition costs and $2.1 million of valuation adjustments).

Homebuilding Central: Homebuilding revenues increased for the nine months ended August 31, 2010, compared to the nine months ended August 31, 2009, primarily due to an increase in the number of home deliveries and an increase in the average sales price of homes delivered in Texas, excluding Houston. Gross margins on home sales were $36.0 million, or 13.8%, for the nine months ended August 31, 2010, compared to gross margins on homes sales of $17.3 million, or 7.0%, for the nine months ended August 31, 2009, including $11.5 million of valuation adjustments. Gross margin percentage on home sales improved compared to last year primarily due to a reduction of valuation adjustments and reduced sales incentives offered to homebuyers as a percentage of revenues from home sales (13.3% in 2010, compared to 15.9% in 2009).

Losses on land sales were $0.4 million for the nine months ended August 31, 2010 (including $2.0 million of valuation adjustments), compared to losses on land sales of $0.2 million for the nine months ended August 31, 2009 (including $1.2 million of valuation adjustments).

Homebuilding West: Homebuilding revenues decreased for the nine months ended August 31, 2010, compared to the nine months ended August 31, 2009, primarily due to a decrease in the number of home deliveries and the average sales price of homes delivered in all of the states in this segment. Gross margins on home sales were $97.1 million, or 19.2%, for the nine months ended August 31, 2010, compared to gross margins on home sales of $51.2 million, or 8.7%, for the nine months ended August 31, 2009, including $40.9 million of valuation adjustments. Gross margin percentage on home sales improved compared to last year primarily due to a reduction of valuation adjustments and reduced sales incentives offered to homebuyers as a percentage of revenues from home sales (9.1% in 2010, compared to 15.4% in 2009).

Gross profits on land sales were $3.2 million for the nine months ended August 31, 2010, compared to losses on land sales of $6.0 million for the nine months ended August 31, 2009 (including $4.5 million of write-offs of deposits and pre-acquisition costs and $2.5 million of valuation adjustments).

Homebuilding Houston: Homebuilding revenues decreased for the nine months ended August 31, 2010, compared to the nine months ended August 31, 2009, primarily due to a decrease in the number of home deliveries in this segment, partially offset by an increase in the average sales price of homes delivered. Gross margins on home sales were $50.7 million, or 19.2%, for the nine months ended August 31, 2010, compared to gross margins on home sales of $50.3 million, or 17.0%, for the nine months ended August 31, 2009. Gross margin percentage on home sales improved compared to last year primarily due to an increase in average sales price of homes delivered.

Gross profits on land sales were $1.4 million for the nine months ended August 31, 2010, compared to losses on land sales of $1.7 million for the nine months ended August 31, 2009 (including $0.7 million of write-offs of deposits and pre-acquisition costs and $0.6 million of valuation adjustments).

Homebuilding Other: Homebuilding revenues increased for the nine months ended August 31, 2010, compared to the nine months ended August 31, 2009, primarily due to an increase in the number of home deliveries in all states in Homebuilding Other, except Illinois. Gross margins on home sales were $41.3 million, or 15.7%, for the nine months ended August 31, 2010, including $8.7 million of valuation adjustments, compared to gross margins on home sales of $21.3 million, or 9.2%, for the nine months ended August 31, 2009, including $10.6 million of valuation adjustments. Gross margin percentage on home sales improved compared to last year primarily due to reduced sales incentives offered to homebuyers as a percentage of revenues from home sales (10.8% in 2010, compared to 15.1% in 2009).

There were no land sales in Homebuilding Other for the nine months ended August 31, 2010. Losses on land sales for the nine months ended August 31, 2009 were $3.7 million (including $3.8 million of write-offs of deposits and pre-acquisition costs).

At August 31, 2010 and 2009, we owned 84,062 homesites and 77,535 homesites, respectively, and had access to an additional 21,518 homesites and 31,227 homesites, respectively, through either option contracts with third parties or agreements with unconsolidated entities in which we have investments. At November 30, 2009, we owned 82,703 homesites and had access to an additional 21,173 homesites through either option contracts with third parties or agreements with unconsolidated entities in which we have investments. At August 31, 2010, 2% of the homesites we owned were subject to home purchase contracts. At August 31, 2010 and 2009, our backlog of sales contracts was 2,173 homes ($569.3 million) and 2,475 homes ($646.9 million), respectively. The decrease in backlog was primarily attributable to lower new orders than new home deliveries over the last 12 months.

Lennar Financial Services Segment

The following table presents selected financial data related to our Lennar Financial Services segment for the periods indicated:

	Three Months Ended August 31,		Nine Months Ended August 31,
(Dollars in thousands)	2010	2009	2010	2009
Revenues	$68,826	77,117	196,727	227,770
Costs and expenses	62,013	65,961	177,162	199,583

Operating earnings	$6,813	11,156	19,565	28,187

Dollar value of mortgages originated	$918,000	869,000	2,249,000	3,105,000

Number of mortgages originated	4,200	4,000	10,500	13,700

Mortgage capture rate of Lennar homebuyers	86%	85%	85%	87%

Number of title and closing service transactions	26,100	31,000	73,700	92,800

Number of title policies issued	22,800	24,600	75,800	61,100

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

The following table presents the results of operations of our Rialto segment for the periods indicated:

	Three Months Ended August 31,		Nine Months Ended August 31,
(In thousands)	2010	2009	2010	2009
Revenues	$38,000	—	72,918	—
Costs and expenses	26,156	496	47,073	1,517
Rialto Investments equity in earnings from unconsolidated entities	6,643	—	6,350	—

Operating earnings (loss) (1)	$18,487	(496)	32,195	(1,517)

(1)	Operating earnings (loss) for the three and nine months ended August 31, 2010 included $10.8 million and $20.4 million, respectively, of net earnings attributable to noncontrolling interests.

In February 2010, the Rialto segment acquired indirectly 40% managing member equity interests in two limited liability companies (“LLCs”), in partnership with the FDIC, for approximately $243 million (net of transactions costs and a $22 million working capital reserve). The LLCs hold performing and non-performing loans formerly owned by 22 failed financial institutions. The two portfolios consist of more than 5,500 distressed residential and commercial real estate loans with an aggregate unpaid principal balance of approximate $3 billion and had an initial fair value of approximately $1.2 billion. The FDIC retained a 60% equity interest in the LLCs and provided $626.9 million of notes with 0% interest, which are non-recourse to us. In accordance with GAAP, interest has not been imputed because the notes are with, and guaranteed by, a governmental agency. The notes are secured by the loans held by the LLCs.

Additionally, if the LLCs exceed expectations and meet certain internal rate of return and distribution thresholds, our equity interest in the LLCs could be reduced from 40% down to 30%, with a corresponding increase to the FDIC’s equity interest from 60% up to 70%. Although our equity interest could decrease, we believe we would most likely yield a higher return on our investment. As of August 31, 2010, the notes payable balance was $626.9 million; however, during the nine months ended August 31, 2010, $62.9 million of cash collections on loans in excess of expenses were deposited in a defeasance account, established for the repayment of the notes payable, per the agreement with the FDIC. The funds in the defeasance account will be used to retire the notes payable upon their maturity.

The LLCs met the accounting definition of variable interest entities (“VIEs”) and since we were determined to be the primary beneficiary, we consolidated the LLCs. We determined that we were the primary beneficiary because we have the power to direct the activities of the LLCs that most significantly impact the LLCs’ economic performance through our management and servicer contracts. At August 31, 2010, these consolidated LLCs had total combined assets and liabilities of $1.3 billion and $0.6 billion, respectively.

In addition to the acquisition and management of the FDIC portfolios, an affiliate in the Rialto segment is a sub-advisor to the AB PPIP fund and receives management fees for sub-advisory services. During the three and nine months ended August 31, 2010, we invested $7.5 million and $63.8 million, respectively, in the AB PPIP fund. As of August 31, 2010, our investment in the AB PPIP fund was $71.2 million.

We have grouped these investments in our Rialto segment, along with our $7.5 million, or approximately 5%, investment in a service and infrastructure provider to the residential home loan market (the “Service Provider”), which provides services to the LLCs.

Subsequent Events

On September 30, 2010, we completed the acquisitions of approximately $740 million of distressed real estate assets, in separate transactions, from three large financial institutions. The combined portfolio includes 397 loans with a total unpaid principal balance of approximately $529 million and 306 REO properties with an appraised value of approximately $211 million. The distressed real estate assets were acquired at a discount. We paid $310 million for the distressed real estate assets of which, $125 million was a 5-year senior unsecured note provided by one of the selling financial institutions.

The loans consist primarily of non-performing residential and commercial acquisition development and construction loans. The largest concentration of collateral for these loans is finished/partially-finished homesites, undeveloped land and completed/partially-completed homes. The real estate properties consist of land, homesites and single-family and multi-family residential communities at varying stages of completion. The collateral type for the real estate properties is primarily finished/partially-finished homesites and undeveloped land, and to a lesser extent, completed/partially-completed homes. In the combined portfolio, 65% of the assets are residential and 35% are commercial. The acquired assets are located in 17 states, primarily in the Mid-Atlantic and Southeast regions of the United States with the largest concentration of assets in Florida, Georgia and North Carolina.

(2) Financial Condition and Capital Resources

At August 31, 2010, we had cash and cash equivalents related to our homebuilding, financial services and Rialto operations of $1.0 billion, compared to $1.5 billion at August 31, 2009.

We finance our land acquisition and development activities, construction activities, financial services activities, Rialto activities and general operating needs primarily with cash generated from our operations, debt issuances and equity offerings, as well as cash borrowed under warehouse lines of credit.

Operating Cash Flow Activities

In the nine months ended August 31, 2010 and 2009, cash provided by operating activities amounted to $189.1 million and $386.9 million, respectively. During the nine months ended August 31, 2010, cash provided by operating activities was positively impacted by the receipt of a tax refund of $323.7 million generated primarily from losses incurred prior to fiscal 2010 and our net earnings. This was partially offset by an increase in inventories of $230.3 million, primarily due to a higher level of land purchases in strategic markets during the nine months ended August 31, 2010.

Investing Cash Flow Activities

During the nine months ended August 31, 2010 and 2009, cash used in investing activities totaled $557.2 million and $234.6 million, respectively. During the nine months ended August 31, 2010, our Rialto segment contributed $243 million of cash (net of $22 million working capital reserve) to acquire indirectly 40% managing member interests in two LLCs in partnership with the FDIC. Upon the consolidation of the LLCs that hold the two portfolios of real estate loans acquired in the FDIC transaction, the Company consolidated $93.3 million of cash, resulting in net contributions to consolidated entities by the Rialto segment of $171.8 million during the nine months ended August 31, 2010. The Rialto segment also contributed $64.3 million of cash to unconsolidated entities related primarily to the AB PPIP fund. During the nine months ended August 31, 2010, we also contributed $162.3 million of cash to Lennar Homebuilding unconsolidated entities, primarily to retire and extend debt of the Lennar Homebuilding unconsolidated entities thereby decreasing leverage at the Lennar Homebuilding unconsolidated entities. Specifically, we contributed $62.2 million to one Lennar Homebuilding unconsolidated entity of which $50.3 million was a loan paydown, representing both our and our partner’s share, in return for a 4-year loan extension and the rights to obtain preferred returns and priority distributions at that unconsolidated entity. We also made a $19.3 million payment to extinguish debt at a discount and buyout the partner of a Lennar Homebuilding unconsolidated entity resulting in a net pre-tax gain of $7.7 million. This is compared to $268.4 million of contributions to Lennar Homebuilding unconsolidated entities during the nine months ended August 31, 2009. In addition, there was an increase in cash used in investing activities related to an increase of $122.0 million in restricted cash used to collateralize letters of credit.

We are always looking at the possibility of acquiring homebuilders and other companies. However, at August 31, 2010, we had no agreements or understandings regarding any significant transactions.

Financing Cash Flow Activities

During the nine months ended August 31, 2010, our cash used in financing activities was primarily attributed to the redemption of senior notes and principal payments on other borrowings, offset primarily by the issuance of new debt.

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

(Dollars in thousands)	August 31, 2010	November 30, 2009	August 31, 2009
Lennar Homebuilding debt	$2,843,229	2,761,352	2,665,796
Stockholders’ equity	2,501,763	2,443,479	2,405,960

Total capital	$5,344,992	5,204,831	5,071,756

Lennar Homebuilding debt to total capital	53.2%	53.1%	52.6%

Lennar Homebuilding debt	$2,843,229	2,761,352	2,665,796
Less: Lennar Homebuilding cash and cash equivalents	865,657	1,330,603	1,336,739

Net Lennar Homebuilding debt	$1,977,572	1,430,749	1,329,057

Net Lennar Homebuilding debt to total capital (1)	44.1%	36.9%	35.6%

(1)	Net Lennar Homebuilding debt to total capital consists of net Lennar Homebuilding debt (Lennar Homebuilding debt less Lennar Homebuilding cash and cash equivalents) divided by total capital (net Lennar Homebuilding debt plus stockholders’ equity).

At August 31, 2010, net Lennar Homebuilding debt to total capital was higher compared to November 30, 2009 and August 31, 2009, due to the increase in Lennar Homebuilding debt as a result of an increase in senior notes and a decrease in Lennar Homebuilding cash and cash equivalents.

Our Lennar Homebuilding average debt outstanding was $2.8 billion for the nine months ended August 31, 2010, compared to $2.6 billion in the same period last year. The average rate for interest incurred was 6.2% for the nine months ended August 31, 2010, compared to 6.1% for the nine months ended August 31, 2009. Interest incurred related to Lennar Homebuilding debt for the nine months ended August 31, 2010 was $136.1 million, compared to $123.0 million in the same period last year. The majority of our short-term financing needs, including financings for land acquisition and development activities and general operating needs, are met with cash generated from operations and debt issuances.

In February 2010, we terminated our $1.1 billion senior unsecured revolving credit facility (the “Credit Facility”). We had no outstanding borrowings under the Credit Facility as it was only being used to issue letters of credit. We entered into cash-collateralized letter of credit agreements with two banks with a capacity totaling $225 million. As of August 31, 2010, we had $120.8 million of cash-collateralized letters of credit. We expected the cash-collateralized letters of credit to be a lower cost option compared to our Credit Facility and we have saved $4.0 million through August 31, 2010.

Our performance letters of credit outstanding were $74.9 million and $97.7 million, respectively, at August 31, 2010 and November 30, 2009. Our financial letters of credit outstanding were $195.9 million and $205.4 million, respectively, at August 31, 2010 and November 30, 2009. Performance letters of credit are generally posted with regulatory bodies to guarantee our performance of certain development and construction activities, and financial letters of credit are generally posted in lieu of cash deposits on option contracts and for insurance risks, credit enhancements and as other collateral.

In May 2010, we issued $250 million of 6.95% senior notes due 2018 (the “6.95% Senior Notes”) at a price of 98.929% in a private placement. Proceeds from the offering, after payment of initial purchaser’s discount and expenses, were $243.9 million. We used the net proceeds of the sale of the 6.95% Senior Notes to fund purchases pursuant to our tender offer for our 5.125% senior notes due October 2010, our 5.95% senior notes due 2011 and our 5.95% senior notes due 2013. Interest on the 6.95% Senior Notes is due semi-annually beginning December 1, 2010. The 6.95% Senior Notes are unsecured and unsubordinated, and may at some time be guaranteed by some or substantially all of our subsidiaries. Subsequently, most of the privately placed 6.95% Senior Notes were exchanged for substantially identical 6.95% senior notes that had been registered under the Securities Act of 1933. At August 31, 2010, the carrying amount of the 6.95% Senior Notes was $247.3 million.

In May 2010, we issued $276.5 million of 2.00% convertible senior notes due 2020 (the “2.00% Convertible Senior Notes”) at a price of 100% in a private placement. Proceeds from the offering, after payment of expenses, were $271.2 million. The net proceeds are being used for general corporate purposes, including repayments or repurchases of existing senior notes or other indebtedness. The 2.00% Convertible Senior Notes are convertible into shares of Class A common stock at the initial conversion rate of 36.1827 shares of common stock per $1,000 principal amount of the 2.00% Convertible Senior Notes, which is equivalent to an initial conversion price of approximately $27.64 per share of Class A common stock, subject to anti-dilution adjustments. Holders of the 2.00% Convertible Senior Notes will have the right to require us to repurchase them for cash equal to 100% of their principal amount, plus accrued but unpaid interest, on each of December 1, 2013 and December 1, 2015. We will have the right to redeem the 2.00% Convertible Senior Notes at any time on or after December 1, 2013 for 100% of their principal amount, plus accrued but unpaid interest. Interest on the 2.00% Senior Notes is due semi-annually beginning December 1, 2010. Beginning with the nine-month interest period commencing December 1, 2013, under certain circumstances based on the average trading price of the 2.00% Convertible Senior Notes, we may be required to pay contingent interest. The 2.00% Convertible Senior Notes are unsecured and unsubordinated, and may at some time be guaranteed by some or substantially all of our subsidiaries. At August 31, 2010, the carrying amount of the 2.00% Convertible Senior Notes was $276.5 million.

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

In addition to the tender offer, during the nine months ended August 31, 2010, we repurchased $74.4 million principal amount of our 5.125% senior notes due October 2010 and $1.0 million principal amount of our 5.95% senior notes due 2011, resulting in a pre-tax loss of $0.9 million. During the nine months ended August 31, 2010, we also retired $151.0 million of mortgage notes on land and other debt, resulting in a pre-tax gain of $19.4 million.

In October 2010, we retired the remaining $99.2 million of our 5.125% senior notes due October 2010 for 100% of the outstanding principal amount plus accrued and unpaid interest as of the maturity date.

At August 31, 2010, our Lennar Financial Services segment had a warehouse repurchase facility that matures in April 2011 with a maximum aggregate commitment of $100 million and an additional uncommitted amount of $100 million. In addition, our Lennar Financial Services segment amended its warehouse repurchase facility that matured in July 2010 by extending its maturity to July 2011 and increasing the maximum aggregate commitment from $125 million to $175 million to replace the $100 million warehouse repurchase facility that matured in August 2010. However, for the outstanding borrowings of $51.7 million under the facility that matured in August 2010, the maturity was extended through October 2010. At August 31, 2010, the maximum aggregate commitment under these facilities totaled $275 million.

Subsequent to August 31, 2010, the maximum aggregate commitment of Lennar Financial Services segment’s warehouse repurchase facility that matures in April 2011 was increased to $150 million and the uncommitted amount was decreased to $50 million.

Our Lennar Financial Services segment uses these facilities to finance its lending activities until the mortgage loans are sold to investors and expects the facilities to be renewed or replaced with other facilities when they mature. Borrowings under the facilities were $203.1 million (which includes the $51.7 million of borrowings discussed above) and $217.5 million, respectively, at August 31, 2010 and November 30, 2009, and were collateralized by mortgage loans and receivables on loans sold to investors but not yet paid for with outstanding principal balances of $214.2 million and $266.9 million, respectively, at August 31, 2010 and November 30, 2009.

Since our Lennar Financial Services segment’s borrowings under the warehouse repurchase facilities are generally repaid with the proceeds from the sales of mortgage loans and receivables on loans that secure those borrowings, the facilities are not likely to be a call on our current or future cash resources. If the facilities are not renewed, the borrowings under the lines of credit will be paid off by selling the mortgage loans held-for-sale to investors and by collecting on receivables on loans sold to investors but not yet paid. Without the facilities, our Lennar Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities.

Changes in Capital

We have a stock repurchase program which permits the purchase of up to 20 million shares of our outstanding common stock. During both 2009 and 2010 there were no share repurchases under the stock repurchase program. As of August 31, 2010, 6.2 million shares of common stock can be repurchased in the future under the program.

During the three months ended August 31, 2010, treasury stock increased by an immaterial amount of common shares. During the nine months ended August 31, 2010, treasury stock increased by 0.1 million common shares, in connection with activity related to our equity compensation plan and forfeitures of restricted stock.

On August 5, 2010, we paid cash dividends of $0.04 per share for both our Class A and Class B common stock to holders of record at the close of business on July 21, 2010, as declared by our Board of Directors on June 23, 2010. On September 30, 2010, our Board of Directors declared a quarterly cash dividend of $0.04 per share on both our Class A and Class B common stock payable on October 28, 2010 to holders of record at the close of business on October 14, 2010.

Based on our current financial condition and credit relationships, we believe that our operations and borrowing resources will provide for our current and long-term capital requirements at our anticipated levels of activity.

Off-Balance Sheet Arrangements

Lennar Homebuilding—Investments in Unconsolidated Entities

At August 31, 2010, we had equity investments in 48 unconsolidated entities (of which 15 had recourse debt, 12 had non-recourse debt and 21 had no debt), compared to 53 and 61 unconsolidated entities at May 31, 2010 and November 30, 2009, respectively. Historically, we invested in unconsolidated entities that acquired and developed land (1) for our homebuilding operations or for sale to third parties or (2) for the construction of homes for sale to third-party homebuyers. Through these entities, we primarily sought to reduce and share our risk by limiting the amount of our capital invested in land, while obtaining access to potential future homesites and allowing us to participate in strategic ventures. The use of these entities also, in some instances, enabled us to acquire land to which we could not otherwise obtain access, or could not obtain access on as favorable terms, without the participation of a strategic partner. Participants in these joint ventures are land owners/developers, other homebuilders and financial or strategic partners. Joint ventures with land owners/developers give us access to homesites owned or controlled by our partner. Joint ventures with other homebuilders provide us with the ability to bid jointly with our partner for large land parcels. Joint ventures with financial partners allow us to combine our homebuilding expertise with access to our partners’ capital. Joint ventures with strategic partners allow us to combine our homebuilding expertise with the specific expertise (e.g., commercial or infill experience) of our partner. Each joint venture is governed by an executive committee consisting of members from the partners.

Summarized condensed financial information on a combined 100% basis related to Lennar Homebuilding’s unconsolidated entities that are accounted for by the equity method was as follows:

Statements of Operations and Selected Information

	Three Months Ended August 31,		At or for the Nine Months Ended August 31,
(Dollars in thousands)	2010	2009	2010	2009
Revenues	$84,327	97,572	183,850	216,815
Costs and expenses	152,322	264,385	300,322	959,750

Net loss of unconsolidated entities (1)	$(67,995)	(166,813)	(116,472)	(742,935)

Our share of net loss	$(313)	(42,208)	(9,845)	(105,457)
Our share of net earnings (loss) – recognized	$986	(42,303)	(9,310)	(105,110)
Our cumulative share of net earnings – deferred at August 31, 2010 and 2009, respectively			$9,339	13,251
Our investments in unconsolidated entities			$664,916	641,004
Equity of the unconsolidated entities			$2,266,953	2,457,264

Our investment % in the unconsolidated entities			29%	26%

(1)	The net loss of unconsolidated entities for both the three and nine months ended August 31, 2010 and 2009 was primarily related to valuation adjustments recorded by the unconsolidated entities. Our exposure to such losses was significantly lower as a result of our small ownership interest in the respective unconsolidated entities or our previous valuation adjustments to our investments in unconsolidated entities. In addition, we recorded a net pre-tax gain of $7.7 million from a transaction related to one of our unconsolidated entities for the three and nine months ended August 31, 2010.

Balance Sheets

(Dollars in thousands)	August 31, 2010	November 30, 2009
Assets:
Cash and cash equivalents	$94,460	171,946
Inventories	3,471,963	3,628,491
Other assets	301,403	403,383

	$3,867,826	4,203,820

Liabilities and equity:
Accounts payable and other liabilities	$316,155	366,141
Debt	1,284,718	1,588,390
Equity of:
Lennar	664,916	599,266
Others	1,602,037	1,650,023

Total equity of unconsolidated entities	2,266,953	2,249,289

	$3,867,826	4,203,820

Our equity in the unconsolidated entities	29%	27%

In fiscal 2007, we sold a portfolio of land to a strategic land investment venture with Morgan Stanley Real Estate Fund II, L.P., an affiliate of Morgan Stanley & Co., Inc., in which we have a 20% ownership interest and 50% voting rights. Due to our continuing involvement, the transaction did not qualify as a sale by us under GAAP; thus, the inventory has remained on our consolidated balance sheet in consolidated inventory not owned. As of August 31, 2010 and November 30, 2009, the portfolio of land (including land development costs) of $422.8 million and $477.9 million, respectively, is reflected as inventory in the summarized condensed financial information related to Lennar Homebuilding’s unconsolidated entities.

Debt to total capital of our Lennar Homebuilding unconsolidated entities in which we have investments was calculated as follows:

(Dollars in thousands)	August 31, 2010	November 30, 2009
Debt	$1,284,718	1,588,390
Equity	2,266,953	2,249,289

Total capital	$3,551,671	3,837,679

Debt to total capital of our unconsolidated entities	36.2%	41.4%

Our investments in Lennar Homebuilding unconsolidated entities by type of venture were as follows:

(In thousands)	August 31, 2010	November 30, 2009
Land development	$572,057	555,799
Homebuilding	92,859	43,467

Total investments	$664,916	599,266

The summary of our net recourse exposure related to our Lennar Homebuilding unconsolidated entities in which we have investments was as follows:

	August 31, 2010	November 30, 2009
(In thousands)
Several recourse debt – repayment	$36,795	42,691
Several recourse debt – maintenance	29,454	75,238
Joint and several recourse debt – repayment	48,446	85,799
Joint and several recourse debt – maintenance	65,592	81,592
Land seller debt and other debt recourse exposure	—	2,420

Lennar’s maximum recourse exposure	180,287	287,740
Less: joint and several reimbursement agreements with our partners	(60,878)	(93,185)

Our net recourse exposure	$119,409	194,555

During the nine months ended August 31, 2010, we reduced our maximum recourse exposure related to indebtedness of our Lennar Homebuilding unconsolidated entities by $107.5 million, of which $80.5 million was paid by us primarily through capital contributions to unconsolidated entities and $27.0 million related to a reduction in the number of joint ventures in which we have investments, the reduction of joint and several recourse debt and the joint ventures selling inventory.

As of November 30, 2009, our obligation guarantees, recorded as a liability on our condensed consolidated balance sheet was $14.1 million. During the nine months ended August 31, 2010, the liability was reduced by a net $3.4 million. The liability was reduced by $11.0 million as a result of the debt extinguishment related to one of our unconsolidated entities and by $1.6 million due to cash paid related to an obligation guarantee previously recorded. This was partially offset by an accrual of $9.2 million established by us to cover claims arising under obligation guarantees. As of August 31, 2010, we had $10.7 million of obligation guarantees recorded as a liability on our condensed consolidated balance sheet. The obligation guarantees are estimated based on current facts and circumstances and any unexpected changes may lead us to incur additional liabilities under our obligation guarantees in the future.

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

(In thousands)	August 31, 2010	November 30, 2009
Assets	$1,026,194	1,324,993
Liabilities	504,261	777,836
Equity	521,933	547,157

In addition, in most instances in which we have guaranteed debt of a Lennar Homebuilding unconsolidated entity, our partners have also guaranteed that debt and are required to contribute their share of the guarantee payment. Some of our guarantees are repayment guarantees and some are maintenance guarantees. In a repayment guarantee, we and our venture partners guarantee repayment of a portion or all of the debt in the event of a default before the lender would have to exercise its rights against the collateral. In the event of default, if our venture partner does not have adequate financial resources to meet its obligations under the reimbursement agreement, we may be liable for more than our proportionate share, up to our maximum recourse exposure, which is the full amount covered by the joint and several guarantee. The maintenance guarantees only apply if the value of the collateral (generally land and improvements) is less than a specified percentage of the loan balance. If we are required to make a payment under a maintenance guarantee to bring the value of the collateral above the specified percentage of the loan balance, the payment would generally constitute a capital contribution or loan to the Lennar Homebuilding unconsolidated entity and increase our share of any funds the unconsolidated entity distributes.

In connection with many of the loans to Lennar Homebuilding unconsolidated entities, we and our joint venture partners (or entities related to them) have been required to give guarantees of completion to the lenders. Those completion guarantees may require that the guarantors complete the construction of the improvements for which the financing was obtained. If the construction is to be done in phases, the guarantee generally is limited to completing only the phases as to which construction has already commenced and for which loan proceeds were used.

During the three months ended August 31, 2010, there were: (1) payments of $3.0 million under our maintenance guarantees, (2) at our election, a loan paydown of $50.3 million, representing both our and our partner’s share, in return for a 4-year loan extension and the rights to obtain preferred returns and priority distributions at one of our unconsolidated entities, and (3) a $19.3 million payment to extinguish debt at a discount and buyout the partner of one of our unconsolidated entities resulting in a net pre-tax gain of $7.7 million. In addition, during the three months ended August 31, 2010, there were other loan paydowns of $0.9 million. During the three months ended August 31, 2009, there were no payments under maintenance guarantees and there were other loan repayments of $21.9 million, a portion of which related to amounts paid under our repayment guarantees. During the three months ended August 31, 2010 and 2009, there were no payments under completion guarantees.

During the nine months ended August 31, 2010, there were: (1) payments of $8.0 million under our maintenance guarantees, (2) at our election, a loan paydown of $50.3 million, representing both our and our partner’s share, in return for a 4-year loan extension and the rights to obtain preferred returns and priority distributions at one of our unconsolidated entities, and (3) a $19.3 million payment to extinguish debt at a discount and buyout the partner of one of our unconsolidated entities resulting in a net pre-tax gain of $7.7 million. In addition, during the nine months ended August 31, 2010, there were other loan paydowns of $27.9 million, a portion of which related to amounts paid under our repayment guarantees. During the nine months ended August 31, 2009, there were payments of $18.0 million under our maintenance guarantees and there were other loan repayments of $60.4 million, a portion of which related to amounts paid under our repayment guarantees. During the nine months ended August 31, 2010, there were no payments under completion guarantees. During the nine months ended August 31, 2009, there was a payment of $5.6 million under a completion guarantee related to one joint venture.

Payments made to, or on behalf of, our unconsolidated entities, including payments under guarantees, are recorded primarily as capital contributions to our Lennar Homebuilding unconsolidated entities.

As of August 31, 2010, the fair values of the maintenance guarantees, completion guarantees and repayment guarantees were not material. We believe that as of August 31, 2010, in the event we become legally obligated to perform under a guarantee of the obligation of a Lennar Homebuilding unconsolidated entity due to a triggering event under a guarantee, most of the time the collateral should be sufficient to repay at least a significant portion of the obligation or we and our partners would contribute additional capital into the venture.

The total debt of Lennar Homebuilding unconsolidated entities in which we have investments was as follows:

	August 31, 2010	November 30, 2009
(Dollars in thousands)
Lennar’s net recourse exposure	$119,409	194,555
Reimbursement agreements from partners	60,878	93,185

Lennar’s maximum recourse exposure	$180,287	287,740

Non-recourse bank debt and other debt (partners’ share of several recourse)	$83,483	140,078
Non-recourse land seller debt and other debt	46,604	47,478
Non-recourse bank debt with completion guarantees	597,662	608,397
Non-recourse bank debt without completion guarantees	376,682	504,697

Non-recourse debt to Lennar	1,104,431	1,300,650

Total debt	$1,284,718	1,588,390

Lennar’s maximum recourse exposure as a % of total JV debt	14%	18%

In view of current credit market conditions, it is not uncommon for lenders to real estate developers, including joint ventures in which we have interests, to assert non-monetary defaults (such as failure to meet construction completion deadlines or declines in the market value of collateral below required amounts) or technical monetary defaults against the real estate developers. In most instances, those asserted defaults are resolved by modifications of the loan terms, additional equity investments or other concessions by the borrowers. In addition, in some instances, real estate developers, including joint ventures in which we have interests, are forced to request temporary waivers of covenants in loan documents or modifications of loan terms, which are often, but not always obtained. However, in some instances, developers, including joint ventures in which we have interests, are not able to meet their monetary obligations to lenders, and are thus declared in default. Because we sometimes guarantee all or portions of the obligations to lenders of joint ventures in which we have interests, when these joint ventures default on their obligations, lenders may or may not have claims against us. Normally, we do not make payments with regard to guarantees of joint venture obligations while the joint ventures are contesting assertions regarding sums due to their lenders. When it is determined that a joint venture is obligated to make a payment that we have guaranteed and the joint venture will not be able to make that payment, we accrue the amounts probable to be paid by us as a liability. Although we generally fulfill our guarantee obligations within a reasonable time after we determine that we are obligated with regard to them, at any point in time it is likely that we will have some balance of unpaid guarantee liability. At August 31, 2010, the liability for unpaid guarantees of joint venture indebtedness on our consolidated balance sheet totaled $10.7 million.

The following table summarizes the principal maturities of our Lennar Homebuilding unconsolidated entities (“JVs”) debt as per current debt arrangements as of August 31, 2010 and does not represent estimates of future cash payments that will be made to reduce JV debt balances. Many JV loans have extension options in the loan agreements that would allow the loans to be extended into future years.

		Principal Maturities of Unconsolidated JVs by Period
(In thousands)	Total JV Assets (1)	Total JV Debt	2010	2011	2012	Thereafter	Other Debt (2)
Net recourse debt to Lennar		$119,409	46,732	26,743	27,758	18,176	—
Reimbursement agreements		60,878	—	—	25,444	35,434	—

Gross recourse debt to Lennar	$1,026,194	180,287	46,732	26,743	53,202	53,610	—
Debt without recourse to Lennar	2,448,190	1,104,431	40,791	781,287	59,453	174,376	48,524

Total	$3,474,384	1,284,718	87,523	808,030	112,655	227,986	48,524

(1)	Excludes unconsolidated joint venture assets where the joint venture has no debt.
(2)	Represents land seller debt and other debt.

The following table is a breakdown of the assets, debt and equity of the Lennar Homebuilding unconsolidated joint ventures by partner type as of August 31, 2010:

(Dollars in thousands)	Total JV Assets	Gross Recourse Debt to Lennar	Reimbursement Agreements	Net Recourse Debt to Lennar	Total Debt Without Recourse to Lennar	Total JV Debt	Total JV Equity	JV Debt to Total Capital Ratio	Remaining Homes/ Homesites in JV
Partner Type:
Financial	$2,447,845	30,000	27,000	3,000	821,970	851,970	1,323,868	39%	42,120
Land Owners/Developers	613,492	51,280	—	51,280	121,754	173,034	374,730	32%	24,820
Other Builders	416,263	32,153	8,434	23,719	76,692	108,845	290,905	27%	6,080
Strategic	390,226	66,854	25,444	41,410	35,491	102,345	277,450	27%	6,722

Total	$3,867,826	180,287	60,878	119,409	1,055,907	1,236,194	2,266,953	35%	79,742

Land seller debt and other debt		$—	—	—	48,524	48,524

Total JV debt		$180,287	60,878	119,409	1,104,431	1,284,718

The table below indicates the assets, debt and equity of our 10 largest Lennar Homebuilding unconsolidated joint venture investments as of August 31, 2010:

(Dollars in thousands)	Lennar’s Investment		Total JV Assets	Gross Recourse Debt to Lennar	Reimbursement Agreements	Net Recourse Debt to Lennar	Total Debt Without Recourse to Lennar	Total JV Debt	Total JV Equity	JV Debt to Total Capital Ratio
Top ten JVs (1):
Platinum Triangle Partners		$105,961	270,482	50,889	25,445	25,444	—	50,889	210,234	19%
Heritage Fields El Toro		83,111	1,279,863	—	—	—	568,146	568,146	665,044	46%
Central Park West Holdings		59,665	200,092	30,000	27,000	3,000	126,304	156,304	41,773	79%
56th & Lone Mountain		54,859	110,534	—	—	—	—	—	109,718	—
Newhall Land Development		48,264	449,529	—	—	—	—	—	279,229	—
Runkle Canyon		36,741	74,923	—	—	—	—	—	73,482	—
Ballpark Village		35,356	124,355	—	—	—	52,910	52,910	70,392	43%
MS Rialto Residential Holdings		28,927	430,804	—	—	—	98,234	98,234	314,920	24%
Treasure Island Community Development		19,976	40,365	—	—	—	—	—	39,983	—
Rocking Horse Partners		19,320	48,434	—	—	—	8,868	8,868	38,639	19%

10 largest JV investments		492,180	3,029,381	80,889	52,445	28,444	854,462	935,351	1,843,414	34%

Other JVs		172,736	838,445	99,398	8,433	90,965	201,445	300,843	423,539	42%

Total		$664,916	3,867,826	180,287	60,878	119,409	1,055,907	1,236,194	2,266,953	35%

Land seller debt and other debt	$			—	—	—	48,524	48,524

Total JV debt	$			180,287	60,878	119,409	1,104,431	1,284,718

(1)	All of the joint ventures presented in this table operate in our Homebuilding West segment except for 56th & Lone Mountain and Rocking Horse Partners, which operate in our Homebuilding Central segment and MS Rialto Residential Holdings, which operates in all of our homebuilding segments and Homebuilding Other.

The table below indicates the percentage of assets, debt and equity of our 10 largest Lennar Homebuilding unconsolidated joint venture investments as of August 31, 2010:

	% of Total JV Assets	% of Gross Recourse Debt to Lennar	% of Net Recourse Debt to Lennar	% of Total Debt Without Recourse to Lennar	% of Total JV Equity
10 largest JVs	78%	45%	24%	81%	81%
Other	22%	55%	76%	19%	19%

Total	100%	100%	100%	100%	100%

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

During fiscal 2009, we committed to invest $75 million in the Federal government’s PPIP fund managed by AB. An affiliate of Rialto is a sub-advisor to the AB PPIP fund and receives management fees for sub-advisory services. Total equity commitments of approximately $1.2 billion were made by private investors in this fund, and the U.S. Treasury has committed to a matching amount of approximately $1.2 billion of equity in the fund, as well as agreeing to extend up to approximately $2.3 billion of debt financing. During the three and nine months ended August 31, 2010, we invested $7.5 million and $63.8 million, respectively, in the AB PPIP fund. As of August 31, 2010, our investment in the AB PPIP fund was $71.2 million.

As of August 31, 2010, the portfolio of non-agency residential mortgage-backed securities and commercial mortgage-backed securities owned by the AB PPIP fund was $4.0 billion and it is reflected in investments in the summarized condensed balance sheets of Rialto’s unconsolidated entities.

As of August 31, 2010, a subsidiary in our Rialto segment also has a $7.5 million, or approximately 5%, investment in the Service Provider, which provides services to the consolidated LLCs.

Summarized condensed financial information on a combined 100% basis related to Rialto’s investment in unconsolidated entities in which Rialto has investments that are accounted for by the equity method as of August 31, 2010 was as follows:

Balance Sheets

(In thousands)	August 31, 2010	November 30, 2009 (1)
Assets:
Cash and cash equivalents	$33,635	2,229
Investments	3,964,989	—
Other assets	176,943	179,985

	$4,175,567	182,214

Liabilities and equity:
Accounts payable and other liabilities	$88,994	58,209
Partner loans	137,820	135,570
Debt	1,775,000	—
Equity of:
Rialto Investments	78,777	9,874
Others	2,094,976	(21,439)

Total equity of unconsolidated entities	2,173,753	(11,565)

	$4,175,567	182,214

(1)	Amounts included as of November 30, 2009 relate only to the Service Provider because we did not invest in the AB PPIP fund until December 2009.

Statements of Operations

	Three Months Ended August 31,		Nine Months Ended August 31,
(In thousands)	2010	2009	2010	2009
Revenues	$114,585	18,110	233,912	39,346
Costs and expenses	57,760	26,399	128,115	61,831
Other gains	158,616	—	154,947	—

Net earnings (loss) of unconsolidated entities	215,441	(8,289)	260,744	(22,485)

Rialto Investments’ share of net earnings recognized	$6,643	—	6,350	—

Option Contracts

We have access to land through option contracts, which generally enables us to control portions of properties owned by third parties (including land funds) and unconsolidated entities until we have determined whether to exercise the option.

The table below indicates the number of homesites owned and homesites to which we had access through option contracts with third parties (“optioned”) or unconsolidated joint ventures (“JVs”) (i.e., controlled homesites) at August 31, 2010 and 2009:

	Controlled Homesites
August 31, 2010	Optioned	JVs	Total	Owned Homesites	Total Homesites
East	4,924	1,674	6,598	27,981	34,579
Central	1,434	2,117	3,551	15,961	19,512
West	365	7,117	7,482	26,462	33,944
Houston	1,375	1,617	2,992	6,260	9,252
Other	821	74	895	7,398	8,293

Total homesites	8,919	12,599	21,518	84,062	105,580

	Controlled Homesites
August 31, 2009	Optioned	JVs	Total	Owned Homesites	Total Homesites
East	8,019	2,504	10,523	25,622	36,145
Central	1,370	3,761	5,131	16,168	21,299
West	29	11,212	11,241	21,410	32,651
Houston	1,051	2,115	3,166	6,588	9,754
Other	489	677	1,166	7,747	8,913

Total homesites	10,958	20,269	31,227	77,535	108,762

We evaluate all option contracts for land to determine whether they are VIEs and, if so, whether we are the primary beneficiary of certain of these option contracts. Although we do not have legal title to the optioned land, if we are deemed to be the primary beneficiary, we are required to consolidate the land under option at the purchase price of the optioned land. During the nine months ended August 31, 2010, the effect of consolidation of these option contracts was a net increase of $10.5 million to consolidated inventory not owned with a corresponding increase to liabilities related to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of August 31, 2010. To reflect the purchase price of the inventory consolidated, we reclassified the related option deposits from land under development to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of August 31, 2010. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and our cash deposits. However, consolidated inventory not owned decreased due to (1) our exercise of options to acquire land under certain contracts previously consolidated and (2) the deconsolidation of certain option contracts totaling $75.5 million related to the adoption of certain new provisions under ASC Topic 810, Consolidation, (“ASC 810”), resulting in a decrease in consolidated inventory not owned of $130.2 million for the nine months ended August 31, 2010.

Our exposure to loss related to our option contracts with third parties and unconsolidated entities consisted of our non-refundable option deposits and pre-acquisition costs totaling $151.9 million and $127.4 million, respectively, at August 31, 2010 and November 30, 2009. Additionally, we had posted $48.8 million and $58.2 million, respectively, of letters of credit in lieu of cash deposits under certain option contracts as of August 31, 2010 and November 30, 2009.

Contractual Obligations and Commercial Commitments

During the nine months ended August 31, 2010, our contractual obligations with regards to debt related to our operations changed. In February 2010, our Rialto segment acquired indirectly 40% managing member equity interests in two LLCs in partnership with the FDIC. The LLCs are considered variable interest entities and we were determined to be the primary beneficiary and therefore we consolidated the LLCs. Under the terms of the transaction, the FDIC provided $626.9 million of notes guaranteed by the FDIC with 0% interest, which are non-recourse to us. In May 2010, we issued $250 million of 6.95% senior notes due 2018 and $276.5 million of 2.00% convertible senior notes due 2020. In May 2010, we repurchased $289.4 million aggregate principal amount of senior notes due 2010, 2011 and 2013 through a tender offer. The following summarizes our contractual debt obligations as of August 31, 2010:

	Payments Due by Period
(In thousands)	Total	Three months ending November 30, 2010	December 1, 2010 through November 30, 2011	December 1, 2011 through November 30, 2013	December 1, 2013 through November 30, 2015	Thereafter
Lennar Homebuilding - Senior notes and other debts payable	$2,843,229	100,256	205,758	581,952	785,774	1,169,489
Lennar Financial Services - Notes and other debts payable	203,206	203,131	20	42	13	—
Interest commitments under interest-bearing debt (1)	875,748	42,628	164,855	291,683	227,437	149,145
Rialto Investments - Notes payable (2)	626,906	—	—	470,906	156,000	—
Other contractual obligation (3)	11,185	11,185	—	—	—	—

Total contractual obligations (4)	$4,560,274	357,200	370,633	1,344,583	1,169,224	1,318,634

(1)	Interest commitments on variable interest-bearing debt are determined based on the interest rate as of August 31, 2010.
(2)	Amount represents debt that consolidated as part of the LLC consolidation related to the FDIC transaction and is non-recourse to Lennar; however, $62.9 million of cash collections on loans in excess of expenses was deposited in a defeasance account established for the repayment of the notes payable.
(3)	Commitment to fund the AB PPIP fund.
(4)	Total contractual obligations exclude our gross unrecognized tax benefits of $46.0 million as of August 31, 2010, because we are unable to make reasonable estimates as to the period of cash settlement with the respective taxing authorities.

We are subject to the usual obligations associated with entering into contracts (including option contracts) for the purchase, development and sale of real estate in the routine conduct of our business. Option contracts for the purchase of land generally enable us to defer acquiring portions of properties owned by third parties and unconsolidated entities until we have determined whether to exercise our option. This reduces our financial risk associated with land holdings. At August 31, 2010, we had access to 21,518 homesites through option contracts with third parties and unconsolidated entities in which we have investments. At August 31, 2010, we had $48.8 million of letters of credit posted in lieu of cash deposits under certain option contracts.

At August 31, 2010, we had letters of credit outstanding in the amount of $270.8 million (which included the $48.8 million of letters of credit discussed above). These letters of credit are generally posted either with regulatory bodies to guarantee our performance of certain development and construction activities or in lieu of cash deposits on option contracts. Additionally, at August 31, 2010, we had outstanding performance and surety bonds related to site improvements at various projects (including certain projects of our joint ventures) of $720.7 million. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all of the development and construction activities are completed. As of August 31, 2010, there were approximately $329.0 million, or 46%, of costs to complete related to these site improvements. We do not presently anticipate any draws upon these bonds, but if any such draws occur, we do not believe they would have a material effect on our financial position, results of operations or cash flows.

Our Lennar Financial Services segment had a pipeline of loan applications in process of $666.7 million at August 31, 2010. Loans in process for which interest rates were committed to the borrowers and builder commitments for loan programs totaled approximately $307.4 million as of August 31, 2010. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers or because borrowers may not meet certain criteria at the time of closing, the total commitments do not necessarily represent future cash requirements.

Our Lennar Financial Services segment uses mandatory mortgage-backed securities (“MBS”) forward commitments, option contracts and investor commitments to hedge our mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments, option contracts and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At August 31, 2010, we had open commitments amounting to $364.4 million to sell MBS with varying settlement dates through November 2010.

(3) New Accounting Pronouncements

See Note 17 of our condensed consolidated financial statements included under Item 1 of this Report for a discussion of new accounting pronouncements applicable to our Company.

(4) Critical Accounting Policies

We believe that there have been no significant changes to our critical accounting policies during the nine months ended August 31, 2010, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended November 30, 2009, except for the following accounting policies that were updated as a result of the implementation of certain new provisions of ASC 810 and as a result of the operations of our new reportable segment, Rialto Investments.

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

Our variable interest in VIEs may be in the form of (1) equity ownership, (2) contracts to purchase assets, (3) management services and development agreements between us and a VIE, (4) loans provided by us to a VIE or other partner and/or (5) guarantees provided by members to banks and other third parties. We examine specific criteria and use our judgment when determining if we are the primary beneficiary of a VIE. Factors considered in determining whether we are the primary beneficiary include risk and reward sharing, experience and financial condition of other partner(s), voting rights, involvement in day-to-day capital and operating decisions, representation on a VIE’s executive committee, existence of unilateral kick-out rights or voting rights, level of economic disproportionality between us and the other partner(s) and contracts to purchase assets from VIEs. The determination whether an entity is a VIE and, if so, whether we are the primary beneficiary may require us to exercise significant judgment.

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

Rialto Investments - Loans Acquired with Deteriorated Credit Quality

ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, (“ASC 310-30”) applies to a loan with evidence of deterioration of credit quality since origination, acquired by completion of a transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. For loans accounted for under ASC 310-30, such as the FDIC portfolio of loans, management determined upon acquisition the value based on extensive due diligence on the loans, the underlying properties and the borrowers. We determined fair value by discounting the cash flows expected to be collected adjusted for factors that a market participant would consider when determining fair value. Factors considered in the valuation were projected cash flows for the loans, type of loan and related collateral, classification status and current discount rates. While the estimates are based on projections, all estimates are subjective and can change due to unexpected changes in economic conditions and loan performance.

Rialto Investments - Accretable Yield

Under ASC 310-30, loans were pooled together according to common risks characteristics. The excess of the cash flows expected to be collected from the loans receivable at acquisition over the initial investment for those loans receivable is referred to as the accretable yield and is recognized in interest income over the expected life of the pools primarily using the constant effective yield method. The difference between contractually required payments at acquisition and the cash flows expected to be collected is referred to as the nonaccretable difference. Changes in the expected cash flows of loans receivable from the date of acquisition will either impact the accretable yield or result in a charge to the provision for loan losses in the period in which the changes become probable. Prepayments are treated as a reduction of cash flows expected to be collected and a reduction of contractually required payments such that the nonaccretable difference is not affected. Subsequent significant decreases to the expected cash flows related to loan impairment will generally result in a charge to the provision for loan losses, resulting in an increase to the allowance for loan losses, and a reclassification from accretable yield to nonaccretable difference. Subsequent probable and significant increases in cash flows will result in a recovery of any previously recorded allowance for loan losses, to the extent applicable, and a reclassification from nonaccretable difference to accretable yield. Amounts related to the ASC 310-30 loans are estimates and may change as we obtain additional information related to the respective loans and the inherent uncertainty associated with estimating the amount and timing of the expected cash flows associated with distressed residential and commercial real estate loans. The timing and amount of expected cash flows and related accretable yield can also be impacted by disposal of loans, loan payoffs or expected foreclosures, which result in removal of the loans from the pools. While the cash flows are based on projections, they are subjective and can change due to unexpected changes in economic conditions and loan performance.

Rialto Investments - Real Estate Owned

Real estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at fair value at the date of taking title less estimated costs to sell. Any valuation adjustments required at the time of taking title are charged to the allowance for loan losses. After taking title, the properties are carried at the lower of carrying value or fair value less estimated costs to sell. Any subsequent valuation adjustments, operating expenses or income, and gains and losses on disposition of such properties are recognized in current operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks related to fluctuations in interest rates on our investments, debt obligations, loans held-for-sale and loans held-for-investment. We utilize forward commitments and option contracts to mitigate the risks associated with our mortgage loan portfolio.

During the nine months ended August 31, 2010, our market risks with regard to debt related to our operations changed. In February 2010, our Rialto Investments segment acquired indirectly 40% managing member equity interests in two limited liability companies (“LLCs”) in partnership with the FDIC. The LLCs are considered variable interest entities and we were determined to be the primary beneficiary and therefore we consolidated the LLCs. Under the terms of the transaction the FDIC provided $626.9 million of notes guaranteed by the FDIC with 0% interest, which are non-recourse to us. In May 2010, we issued $250 million of 6.95% senior notes due 2018 and $276.5 million of 2.00% convertible senior notes due 2020. In May 2010, we repurchased $289.4 million aggregate principal amount of senior notes due 2010, 2011 and 2013 through a tender offer.

The following table provides principal cash flows and related weighted average effective interest rates by expected maturity dates and estimated fair values at August 31, 2010 for our Lennar Homebuilding senior notes and other debts payable, Lennar Financial Services notes and other debts payable and Rialto Investments notes payable. Weighted average variable interest rates are based on the variable interest rates at August 31, 2010.

Information Regarding Interest Rate Sensitivity

Principal (Notional) Amount by

Expected Maturity and Average Interest Rate

August 31, 2010

	Three months ending November 30,	Years Ending November 30,							Fair Value at August 31,
(Dollars in millions)	2010	2011	2012	2013	2014	2015	Thereafter	Total	2010
LIABILITIES:
Lennar Homebuilding:
Senior notes and other debts payable:
Fixed rate	$100.3	128.6	4.7	267.2	270.1	505.5	1,168.5	2,444.9	2,406.0
Average interest rate	5.1%	5.7%	4.9%	5.9%	5.7%	5.6%	7.5%	6.5%	—
Variable rate	$—	77.2	233.4	76.6	10.1	—	1.0	398.3	398.3
Average interest rate	—	3.0%	3.3%	3.6%	5.5%	—	3.5%	3.3%	—
Lennar Financial Services:
Notes and other debts payable:
Fixed rate	$0.1	—	—	—	—	—	—	0.1	0.1
Average interest rate	8.0%	—	—	—	—	—	—	8.0%	—
Variable rate	$203.1	—	—	—	—	—	—	203.1	203.1
Average interest rate	3.9%	—	—	—	—	—	—	3.9%	—
Rialto Investments:
Notes payable:
Fixed rate (1)	$—	—	156.9	314.0	156.0	—	—	626.9	610.6
Average interest rate	—	—	0.0%	0.0%	0.0%	—	—	0.0%	—

(1)	Amount represents debt that consolidated as part of the LLC consolidation related to the FDIC transaction and is non-recourse to Lennar; however, $62.9 million of cash collections on loans in excess of expenses was deposited in a defeasance account established for the repayment of the notes payable.

Item 4.	Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter that ended on August 31, 2010. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of August 31, 2010 to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

Our CEO and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2010. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for new internal controls over financial reporting that were designed and implemented related to the Company’s Rialto Investments segment during the quarter ended August 31, 2010.

Part II. Other Information

Item 1.	Not applicable.

Item 1A.	Risk Factors.

There were no material changes to our risk factors from those previously disclosed in our Annual Report on Form 10-K for the fiscal year ended November 30, 2009.

Items 2 - 5.	Not applicable.

Item 6.	Exhibits.

31.1.	Rule 13a-14(a) certification by Stuart A. Miller, President and Chief Executive Officer.

31.2.	Rule 13a-14(a) certification by Bruce E. Gross, Vice President and Chief Financial Officer.

32.	Section 1350 certifications by Stuart A. Miller, President and Chief Executive Officer, and Bruce E. Gross, Vice President and Chief Financial Officer.

101.	The following financial statements from Lennar Corporation’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2010, filed on October 8, 2010, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text. (*)

(*)	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

Lennar Corporation
(Registrant)

Date: October 8, 2010	/s/ Bruce E. Gross
Bruce E. Gross
Vice President and Chief Financial Officer

Date: October 8, 2010	/s/ David M. Collins
David M. Collins
Controller