Form 10-Q
period 2011-02-28
LENNAR CORP /NEW/
filed 2011-04-11
CIK 920760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Common stock outstanding as of March 31, 2011:

Class A  155,630,004

Class B    31,303,197

Part I. Financial Information

Item 1.	Financial Statements

Lennar Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except shares and per share amounts)

(unaudited)

	February 28, 2011 (1)	November 30, 2010 (1)
ASSETS
Lennar Homebuilding:
Cash and cash equivalents	$1,014,000	1,207,247
Restricted cash	7,448	8,195
Receivables, net	61,258	82,202
Inventories:
Finished homes and construction in progress	1,629,764	1,491,292
Land and land under development	2,230,240	2,223,300
Consolidated inventory not owned	436,768	455,016

Total inventories	4,296,772	4,169,608
Investments in unconsolidated entities	642,874	626,185
Other assets	316,406	307,810

	6,338,758	6,401,247

Rialto Investments:
Cash and cash equivalents	82,961	76,412
Defeasance cash to retire notes payable	125,559	101,309
Loans receivable	1,025,826	1,219,314
Real estate owned, net	446,245	258,104
Investments in unconsolidated entities	100,220	84,526
Other assets	37,859	37,949

	1,818,670	1,777,614
Lennar Financial Services	423,056	608,990

Total assets	$8,580,484	8,787,851

(1)	Under certain provisions of Accounting Standards Codification (“ASC”) Topic 810, Consolidations, (“ASC 810”) the Company is required to separately disclose on its condensed consolidated balance sheets the assets of consolidated variable interest entities (“VIEs”) that are owned by the consolidated VIEs and non-recourse liabilities of consolidated VIEs.

As of February 28, 2011, total assets include $2,297.4 million related to consolidated VIEs of which $36.1 million is included in Lennar Homebuilding cash and cash equivalents, $0.2 million in Lennar Homebuilding restricted cash, $5.3 million in Lennar Homebuilding receivables, net, $232.9 million in Lennar Homebuilding finished homes and construction in progress, $372.7 million in Lennar Homebuilding land and land under development, $82.4 million in Lennar Homebuilding consolidated inventory not owned, $39.5 million in Lennar Homebuilding investments in unconsolidated entities, $155.3 million in Lennar Homebuilding other assets, $75.1 million in Rialto Investments cash and cash equivalents, $125.6 million in Rialto Investments defeasance cash to retire notes payable, $796.1 million in Rialto Investments loans receivable, $362.2 million in Rialto Investments real estate owned, net and $14.0 million in Rialto Investments other assets.

As of November 30, 2010, total assets include $2,300.2 million related to consolidated VIEs of which $34.1 million is included in Lennar Homebuilding cash and cash equivalents, $0.2 million in Lennar Homebuilding restricted cash, $6.6 million in Lennar Homebuilding receivables, net, $221.7 million in Lennar Homebuilding finished homes and construction in progress, $400.7 million in Lennar Homebuilding land and land under development, $87.4 million in Lennar Homebuilding consolidated inventory not owned, $38.8 million in Lennar Homebuilding investments in unconsolidated entities, $159.5 million in Lennar Homebuilding other assets, $72.4 million in Rialto Investments cash and cash equivalents, $101.3 million in Rialto Investments defeasance cash to retire notes payable, $974.4 million in Rialto Investments loans receivable, $188.5 million in Rialto Investments real estate owned, net and $14.6 million in Rialto Investments other assets.

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries

Condensed Consolidated Balance Sheets — (Continued)

(In thousands, except shares and per share amounts)

(unaudited)

	February 28, 2011 (2)	November 30, 2010 (2)
LIABILITIES AND EQUITY
Lennar Homebuilding:
Accounts payable	$147,046	168,006
Liabilities related to consolidated inventory not owned	367,086	384,233
Senior notes and other debts payable	3,129,065	3,128,154
Other liabilities	645,541	694,142

	4,288,738	4,374,535

Rialto Investments:
Notes payable and other liabilities	769,490	770,714
Lennar Financial Services	289,270	448,219

Total liabilities	5,347,498	5,593,468

Stockholders’ equity:
Preferred stock	—	—
Class A common stock of $0.10 par value per share; Authorized: February 28, 2011 and November 30, 2010 – 300,000,000 shares; Issued: February 28, 2011 – 167,295,873 and November 30, 2010 – 167,009,774 shares	16,730	16,701
Class B common stock of $0.10 par value per share; Authorized: February 28, 2011 and November 30, 2010 – 90,000,000 shares; Issued: February 28, 2011 – 32,982,817 and November 30, 2010 – 32,970,914 shares	3,298	3,297
Additional paid-in capital	2,321,800	2,310,339
Retained earnings	914,045	894,108
Treasury stock, at cost; February 28, 2011 – 11,665,494 Class A common shares and 1,679,620 Class B common shares; November 30, 2010 – 11,664,744 Class A common shares and 1,679,620 Class B common shares	(615,496)	(615,496)

Total stockholders’ equity	2,640,377	2,608,949

Noncontrolling interests	592,609	585,434

Total equity	3,232,986	3,194,383

Total liabilities and equity	$8,580,484	8,787,851

(2)	As of February 28, 2011, total liabilities include $925.4 million related to consolidated VIEs as to which there was no recourse against the Company, of which $13.8 million is included in Lennar Homebuilding accounts payable, $54.3 million in Lennar Homebuilding liabilities related to consolidated inventory not owned, $188.0 million in Lennar Homebuilding senior notes and other debts payable, $35.1 million in Lennar Homebuilding other liabilities and $634.2 million in Rialto Investments notes payable and other liabilities.

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

Lennar Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended
	February 28,
	2011	2010
Revenues:
Lennar Homebuilding	$466,709	520,776
Lennar Financial Services	57,713	53,365
Rialto Investments	33,623	301

Total revenues	558,045	574,442

Costs and expenses:
Lennar Homebuilding	447,763	501,965
Lennar Financial Services	56,530	54,266
Rialto Investments	28,349	1,403
Corporate general and administrative	23,352	22,640

Total costs and expenses	555,994	580,274

Lennar Homebuilding equity in earnings (loss) from unconsolidated entities	8,661	(8,894)
Lennar Homebuilding other income, net (1)	29,960	14,203
Other interest expense	(22,079)	(18,665)
Rialto Investments equity in earnings from unconsolidated entities	4,525	143
Rialto Investments other income, net	13,203	—

Earnings (loss) before income taxes	36,321	(19,045)
Benefit for income taxes	2,405	11,572

Net earnings (loss) (including net earnings (loss) attributable to noncontrolling interests)	$38,726	(7,473)
Less: Net earnings (loss) attributable to noncontrolling interests (2)	11,320	(950)

Net earnings (loss) attributable to Lennar	$27,406	(6,523)

Basic earnings (loss) per share	$0.15	(0.04)

Diluted earnings (loss) per share	$0.14	(0.04)

Cash dividends per each Class A and Class B common share	$0.04	0.04

(1)	Lennar Homebuilding other income, net for the three months ended February 28, 2011 includes $8.3 million of valuation adjustments to the Company’s investments in Lennar Homebuilding’s unconsolidated entities.
(2)	Net earnings (loss) attributable to noncontrolling interests for the three months ended February 28, 2011 includes $12.0 million of earnings related to the FDIC’s interest in the portfolio of real estate loans that the Company acquired in partnership with the FDIC.

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three months ended February 28,
	2011	2010
Cash flows from operating activities:
Net earnings (loss) (including net earnings (loss) attributable to noncontrolling interests)	$38,726	(7,473)
Adjustments to reconcile net earnings (loss) (including net earnings (loss) attributable to noncontrolling interests) to net cash provided by operating activities:
Depreciation and amortization	3,767	2,904
Amortization of discount/premium on debt, net	4,061	382
Lennar Homebuilding equity in (earnings) loss from unconsolidated entities	(8,661)	8,894
Distributions of earnings from Lennar Homebuilding unconsolidated entities	1,322	—
Rialto Investments equity in earnings from unconsolidated entities	(4,525)	(143)
Distributions of earnings from Rialto Investments unconsolidated entities	1,503	96
Share-based compensation expense	6,730	6,298
Excess tax benefits from share-based awards	(258)	—
Gain on retirement of Lennar Homebuilding senior notes and other debt	—	(8,904)
Gains on Rialto Investments real estate owned	(17,375)	—
Gains on Rialto Investments commercial mortgage-backed securities	(276)	—
Valuation adjustments and write-offs of option deposits and pre-acquisition costs, other receivables and other assets	18,014	8,921
Changes in assets and liabilities:
Decrease (increase) in restricted cash	3,214	(1,875)
Decrease in receivables	43,694	185,643
Increase in inventories, excluding valuation adjustments and write-offs of option deposits and pre-acquisition costs	(81,071)	(91,553)
(Increase) decrease in other assets	(13,851)	16,800
Decrease in Lennar Financial Services loans held-for-sale	110,412	41,783
Decrease in accounts payable and other liabilities	(95,751)	(72,357)

Net cash provided by operating activities	9,675	89,416

Cash flows from investing activities:
Increase in restricted cash related to cash collateralized letters of credit	—	(164,150)
Net (additions) disposals of operating properties and equipment	8	(1,920)
Investments in and contributions to Lennar Homebuilding unconsolidated entities	(25,177)	(15,816)
Distributions of capital from Lennar Homebuilding unconsolidated entities	7,630	9,542
Investments in and contributions to Rialto Investments unconsolidated entities	(10,575)	(41,315)
Investments in and contributions to Rialto Investments consolidated entities (net of $54.0 million cash and cash equivalents consolidated at February 28, 2010)	—	(211,059)
Increase in Rialto Investments defeasance cash to retire notes payable	(24,250)	—
Receipts of principal payments on Rialto Investments loans receivable	49,954	—
Proceeds from sales of Rialto Investments real estate owned	7,792	—
Improvements in Rialto Investments real estate owned	(2,718)	—
Decrease in Lennar Financial Services loans held-for-investment, net	197	611
Purchases of Lennar Financial Services investment securities	(5,126)	(202)
Proceeds from sales and maturities of Lennar Financial Services investment securities	129	200

Net cash used in investing activities	(2,136)	(424,109)

Cash flows from financing activities:
Net repayments under Lennar Financial Services debt	(149,339)	(105,172)
Partial redemption of senior notes	—	(38,275)
Proceeds from other borrowings	75	1,163
Principal payments on other borrowings	(27,838)	(45,118)
Exercise of land option contracts from an unconsolidated land investment venture	(10,855)	(16,070)
Receipts related to noncontrolling interests	115	5,127
Payments related to noncontrolling interests	(4,789)	(3,127)
Excess tax benefits from share-based awards	258	—

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows — (Continued)

(In thousands)

(unaudited)

	Three months ended February 28,

	2011	2010
Common stock:
Issuances	4,754	890
Repurchases	—	(1,573)
Dividends	(7,469)	(7,386)

Net cash used in financing activities	(195,088)	(209,541)

Net decrease in cash and cash equivalents	$(187,549)	(544,234)
Cash and cash equivalents at beginning of period	1,394,135	1,457,438

Cash and cash equivalents at end of period	$1,206,586	913,204

Summary of cash and cash equivalents:
Lennar Homebuilding	$1,014,000	732,386
Lennar Financial Services	109,625	126,818
Rialto Investments	82,961	54,000

	$1,206,586	913,204

Supplemental disclosures of non-cash investing and financing activities:
Non-cash contributions to Lennar Homebuilding unconsolidated entities	$14,098	2,023
Non-cash distributions from Lennar Homebuilding unconsolidated entities	$11,006	—
Purchases of inventories financed by sellers	$10,476	3,590
Rialto Investments real estate owned acquired in satisfaction of loans receivable	$175,875	—
Consolidations of newly formed or previously unconsolidated entities, net:
Loans receivable	$—	1,217,294
Inventories	$18,621	8,517
Investments in Lennar Homebuilding unconsolidated entities	$(525)	—
Investments in Rialto Investments consolidated entities	$—	(211,059)
Other assets	$—	18,268
Debts payable	$(14,703)	(635,147)
Other liabilities	$(2,864)	(285)
Noncontrolling interests	$(529)	(397,588)

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

(1) Basis of Presentation

Basis of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Lennar Corporation and all subsidiaries, partnerships and other entities in which Lennar Corporation has a controlling interest and VIEs (see Note 15) in which Lennar Corporation is deemed to be the primary beneficiary (the “Company”). The Company’s investments in both unconsolidated entities in which a significant, but less than controlling, interest is held and in VIEs in which the Company is not deemed to be the primary beneficiary, are accounted for by the equity method. All intercompany transactions and balances have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended November 30, 2010. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the accompanying condensed consolidated financial statements have been made.

The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The condensed consolidated statement of operations for the three months ended February 28, 2011 is not necessarily indicative of the results to be expected for the full year.

Reclassification

Certain prior year amounts in the condensed consolidated financial statements have been reclassified to conform with the 2011 presentation.

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

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

Evaluation of segment performance is based primarily on operating earnings (loss) before income taxes. Operations of the Company’s homebuilding segments primarily include the construction and sale of single-family attached and detached homes, as well as the purchase, development and sale of residential land directly and through the Company’s unconsolidated entities. Operating earnings (loss) for the homebuilding segments consist of revenues generated from the sales of homes and land, equity in earnings (loss) from unconsolidated entities and other income (expense), net, less the cost of homes sold and land sold, selling, general and administrative expenses and other interest expense of the segment. The Company’s reportable homebuilding segments and all other homebuilding operations not required to be reported separately have operations located in:

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

Operations of the Rialto Investments (“Rialto”) segment include sourcing, underwriting, pricing, managing and ultimately monetizing real estate and real estate related assets, as well as providing similar services to others in markets across the country. Rialto’s operating earnings (loss) consists of revenues generated primarily from accretable interest income associated with portfolios of real estate loans acquired in partnership with the FDIC and other portfolios of real estate loans and assets acquired, fees for sub-advisory services, other income, net, consisting primarily of gains upon foreclosure of real estate owned (“REO”) and gains on sale of REO, and equity in earnings from unconsolidated entities, less the costs incurred by the segment for managing portfolios, providing advisory services, underwriting expenses related to both completed and abandoned transactions, and other general administrative expenses.

Each reportable segment follows the same accounting policies described in Note 1 – “Summary of Significant Accounting Policies” to the consolidated financial statements in the Company’s 2010 Annual Report on Form 10-K. Operational results of each segment are not necessarily indicative of the results that would have occurred had the segment been an independent, stand-alone entity during the periods presented.

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

Financial information relating to the Company’s operations was as follows:

(In thousands)	February 28, 2011	November 30, 2010
Assets:
Homebuilding East	$1,550,463	1,524,095
Homebuilding Central	702,335	716,595
Homebuilding West	2,139,678	2,051,888
Homebuilding Houston	239,915	226,749
Homebuilding Other	736,337	737,486
Rialto Investments (1)	1,818,670	1,777,614
Lennar Financial Services	423,056	608,990
Corporate and unallocated	970,030	1,144,434

Total assets	$8,580,484	8,787,851

(1)	Consists primarily of assets of consolidated VIEs (see Note 8).

	Three Months Ended February 28,
(In thousands)	2011	2010
Revenues:
Homebuilding East	$188,464	142,060
Homebuilding Central	67,006	66,083
Homebuilding West	96,382	164,317
Homebuilding Houston	52,953	75,794
Homebuilding Other	61,904	72,522
Lennar Financial Services	57,713	53,365
Rialto Investments	33,623	301

Total revenues (1)	$558,045	574,442

Operating earnings (loss):
Homebuilding East	$11,020	20,523
Homebuilding Central	(15,124)	(7,247)
Homebuilding West (2)	49,345	(7,892)
Homebuilding Houston	(41)	5,454
Homebuilding Other	(9,712)	(5,383)
Lennar Financial Services	1,183	(901)
Rialto Investments	23,002	(959)

Total operating earnings	59,673	3,595
Corporate and unallocated	(23,352)	(22,640)

Earnings (loss) before income taxes	$36,321	(19,045)

(1)	Total revenues are net of sales incentives of $62.9 million ($33,100 per home delivered) for the three months ended February 28, 2011, compared to $73.7 million ($37,100 per home delivered) for the three months ended February 28, 2010.
(2)	For the three months ended February 28, 2011, operating earnings include $37.5 million related to the receipt of a litigation settlement, as well as $15.4 million related to the Company’s share of a gain on debt extinguishment and the recognition of $10.0 million of previously deferred management fee income related to a Lennar Homebuilding unconsolidated entity.

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

Valuation adjustments and write-offs relating to the Company’s homebuilding operations were as follows:

	Three Months Ended February 28,
(In thousands)	2011	2010
Valuation adjustments to finished homes, CIP and land on which the Company intends to build homes:
East	$731	297
Central	3,876	1,099
West	14	689
Houston	49	60
Other	142	3,924

Total	4,812	6,069

Valuation adjustments to land the Company intends to sell or has sold to third parties:
East	20	—
Central	23	1,334
Houston	10	—

Total	53	1,334

Write-offs of option deposits and pre-acquisition costs:
Houston	81	—

Total	81	—

Company’s share of valuation adjustments related to assets of unconsolidated entities:
Central	371	—
West	1,660	1,216
Other	2,495	—

Total	4,526	1,216

Valuation adjustments to investments in unconsolidated entities:
East	8,262	—

Total	8,262	—

Write-offs of other receivables and other assets:
Other	4,806	1,518

Total	4,806	1,518

Total valuation adjustments and write-offs of option deposits and pre-acquisition costs, other receivables and other assets	$22,540	10,137

The Company recorded higher valuation adjustments during the first quarter of 2011 compared to the first quarter of 2010, as a result of changes in strategy and other developments regarding certain of the Company’s joint ventures. Demand trends in many communities in which the Company is selling homes has remained depressed and/or decreased despite improved affordability resulting from lower home prices and historically low interest rates. If these trends continue and there is further deterioration in the housing market, it may cause additional pricing pressures and slower absorption. This may potentially lead to additional valuation adjustments in the future. In addition, market conditions may cause the Company to re-evaluate its strategy regarding certain assets that could result in further valuation adjustments and/or additional write-offs of option deposits and pre-acquisition costs due to abandonment of those options contracts.

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

(3) Lennar Homebuilding Investments in Unconsolidated Entities

Summarized condensed financial information on a combined 100% basis related to Lennar Homebuilding’s unconsolidated entities that are accounted for by the equity method was as follows:

Statements of Operations

	Three Months Ended February 28,
(In thousands)	2011	2010
Revenues	$67,063	56,755
Costs and expenses	88,580	79,180
Other income	123,007	—

Net earnings (loss) of unconsolidated entities	$101,490	(22,425)

The Company’s share of net earnings (loss) recognized (1)	$8,661	(8,894)

(1)	For the three months ended February 28, 2011, the Company’s share of net earnings recognized includes a $15.4 million gain related to the Company’s share of a $123.0 million gain on debt extinguishment at a Lennar Homebuilding unconsolidated entity, partially offset by $4.5 million of valuation adjustments related to assets of Lennar Homebuilding’s unconsolidated entities.

Balance Sheets

(In thousands)	February 28, 2011	November 30, 2010
Assets:
Cash and cash equivalents	$75,768	82,573
Inventories	3,286,866	3,371,435
Other assets	315,280	307,244

	$3,677,914	3,761,252

Liabilities and equity:
Accounts payable and other liabilities	$275,652	327,824
Debt	1,142,480	1,284,818
Equity	2,259,782	2,148,610

	$3,677,914	3,761,252

In 2007, the Company sold a portfolio of land to a strategic land investment venture with Morgan Stanley Estate Fund II, L.P., an affiliate of Morgan Stanley & Co., Inc., in which the Company has a 20% ownership interest and 50% voting rights. Due to the Company’s continuing involvement, the transaction did not qualify as a sale by the Company under GAAP; thus, the inventory has remained on the Company’s condensed consolidated balance sheet in consolidated inventory not owned. As of February 28, 2011 and November 30, 2010, the portfolio of land (including land development costs) of $407.0 million and $424.5 million, respectively, is also reflected as inventory in the summarized condensed financial information related to Lennar Homebuilding’s unconsolidated entities.

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

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

The summary of the Company’s net recourse exposure related to Lennar Homebuilding unconsolidated entities in which the Company has investments was as follows:

(In thousands)	February 28, 2011	November 30, 2010
Several recourse debt – repayment	$70,432	33,399
Several recourse debt – maintenance	16,399	29,454
Joint and several recourse debt – repayment	48,365	48,406
Joint and several recourse debt – maintenance	43,466	61,591

The Company’s maximum recourse exposure	178,662	172,850
Less: joint and several reimbursement agreements with the Company’s partners	(57,167)	(58,878)

The Company’s net recourse exposure	$121,495	113,972

During the three months ended February 28, 2011, the Company’s maximum recourse exposure related to indebtedness of Lennar Homebuilding unconsolidated entities increased by $5.8 million, which includes a $36.3 million increase for consideration given in the form of a several guarantee in connection with the favorable debt maturity extension and principal reduction at Heritage Fields El Toro, one of Lennar Homebuilding’s unconsolidated entities as discussed in the table below. This increase was partially offset by reductions in the Company’s maximum recourse exposure with regard to other unconsolidated entities, of which $2.3 million was paid by the Company primarily through capital contributions to unconsolidated entities and $28.2 million primarily related to the consolidation of a joint venture, the restructuring of a guarantee and the joint ventures selling inventory.

As of February 28, 2011 and November 30, 2010, the Company had $6.9 million and $10.2 million, respectively, of obligation guarantees accrued as a liability on its condensed consolidated balance sheets. During the three months ended February 28, 2011, the liability was reduced by $2.6 million related to a change in estimate of a previously accrued obligation guarantee and by a $0.7 million cash payment related to another obligation guarantee previously recorded. The obligation guarantees are estimated based on current facts and circumstances and any unexpected changes may lead the Company to incur additional obligation guarantees in the future.

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

(In thousands)	February 28, 2011	November 30, 2010
Assets (1)	$2,269,922	990,028
Liabilities (1)	954,906	487,606
Equity (1)	1,315,016	502,422

(1)	In the three months ended February 28, 2011, Heritage Fields El Toro, one of Lennar Homebuilding’s unconsolidated entities, extended the maturity of its $573.5 million debt without recourse to Lennar until 2018. In exchange for the extension and partial debt extinguishment, which reduced the outstanding debt balance to $481.0 million as of February 28, 2011, all the partners agreed to provide a limited several repayment guarantee on the outstanding debt, which resulted in a $36.3 million increase to the Company’s maximum recourse exposure and a subsequent increase to assets, liabilities and equity of Lennar Homebuilding unconsolidated entities that have recourse debt. In addition, the Company recognized a $15.4 million gain for its share of the $123.0 million gain on debt extinguishment.

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

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

During the three months ended February 28, 2011, there were: (1) payments of $1.7 million under the Company’s maintenance guarantees and (2) other loan paydowns of $0.6 million, a portion of which related to amounts paid under the Company’s repayment guarantees. During the three months ended February 28, 2010, there were: (1) no payments under maintenance guarantees and (2) other loan paydowns of $5.9 million, a portion of which related to amounts paid under the Company’s repayment guarantees. During the three months ended February 28, 2011 and 2010, there were no payments under completion guarantees.

As of February 28, 2011, the fair values of the maintenance guarantees, repayment guarantees and completion guarantees were not material. The Company believes that as of February 28, 2011, in the event it becomes legally obligated to perform under a guarantee of the obligation of a Lennar Homebuilding unconsolidated entity due to a triggering event under a guarantee, most of the time the collateral should be sufficient to repay at least a significant portion of the obligation or the Company and its partners would contribute additional capital into the venture. In certain instances, the Company has placed performance letters of credit and surety bonds with municipalities for its joint ventures (see Note 11).

The total debt of the Lennar Homebuilding unconsolidated entities in which the Company has investments was as follows:

(In thousands)	February 28, 2011	November 30, 2010
The Company’s net recourse exposure	$121,495	113,972
Reimbursement agreements from partners	57,167	58,878

The Company’s maximum recourse exposure	$178,662	172,850

Non-recourse bank debt and other debt (partner’s share of several recourse)	$176,229	79,921
Non-recourse land seller debt or other debt	60,620	58,604
Non-recourse debt with completion guarantees	505,069	600,297
Non-recourse debt without completion guarantees	221,900	373,146

Non-recourse debt to the Company	963,818	1,111,968

Total debt	$1,142,480	1,284,818

The Company’s maximum recourse exposure as a % of total JV debt	16%	13%

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

(4) Equity and Comprehensive Earnings (Loss)

The following table reflects the changes in equity attributable to both Lennar Corporation and the noncontrolling interests of its consolidated subsidiaries in which it has less than a 100% ownership interest for both the three months ended February 28, 2011 and 2010:

		Stockholders’ Equity
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Treasury Stock	Retained Earnings	Noncontrolling Interests
Balance at November 30, 2010	$3,194,383	16,701	3,297	2,310,339	(615,496)	894,108	585,434
Net earnings (including net earnings attributable to noncontrolling interests)	38,726	—	—	—	—	27,406	11,320
Employee stock and directors plans	6,123	29	1	6,093	—	—	—
Amortization of restricted stock	5,368	—	—	5,368	—	—	—
Cash dividends	(7,469)	—	—	—	—	(7,469)	—
Receipts related to noncontrolling interests	115	—	—	—	—	—	115
Payments related to noncontrolling interests	(4,789)	—	—	—	—	—	(4,789)
Lennar Homebuilding non-cash consolidations	529	—	—	—	—	—	529

Balance at February 28, 2011	$3,232,986	16,730	3,298	2,321,800	(615,496)	914,045	592,609

		Stockholders’ Equity
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Treasury Stock	Retained Earnings	Noncontrolling Interests
Balance at November 30, 2009	$2,588,014	16,515	3,296	2,208,934	(613,690)	828,424	144,535
Net loss (including net loss attributable to noncontrolling interests)	(7,473)	—	—	—	—	(6,523)	(950)
Employee stock and directors plans	1,305	8	1	2,869	(1,573)	—	—
Amortization of restricted stock	4,316	—	—	4,316	—	—	—
Cash dividends	(7,386)	—	—	—	—	(7,386)	—
Receipts related to noncontrolling interests	5,127	—	—	—	—	—	5,127
Payments related to noncontrolling interests	(3,127)	—	—	—	—	—	(3,127)
Rialto Investments non-cash consolidations	397,588	—	—	—	—	—	397,588

Balance at February 28, 2010	$2,978,364	16,523	3,297	2,216,119	(615,263)	814,515	543,173

Comprehensive earnings (loss) attributable to Lennar for both the three months ended February 28, 2011 and 2010 was the same as net earnings (loss) attributable to Lennar. Comprehensive earnings (loss) attributable to noncontrolling interests for both the three months ended February 28, 2011 and 2010 was the same as net earnings (loss) attributable to noncontrolling interests.

The Company has a stock repurchase program which permits the purchase of up to 20 million shares of its outstanding common stock. During the three months ended February 28, 2011 and 2010, there were no repurchases of common stock under the stock repurchase program. As of February 28, 2011, 6.2 million shares of common stock can be repurchased in the future under the program.

During the three months ended February 28, 2011, treasury stock increased by an immaterial amount of common shares.

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

Based upon all available evidence, during the first quarter of fiscal 2011, the Company recorded a reversal of its deferred tax asset valuation allowance of $8.5 million primarily due to the net earnings generated during the period. At February 28, 2011 and November 30, 2010, the Company’s deferred tax asset valuation allowance was $601.0 million and $609.5 million, respectively. In future periods, the allowance could be reduced based on sufficient evidence indicating that it is more likely than not that a portion or all of the Company’s deferred tax assets will be realized.

At February 28, 2011 and November 30, 2010, the Company had $49.3 million and $46.0 million of gross unrecognized tax benefits. If the Company were to recognize its gross unrecognized tax benefits as of February 28, 2011, $29.8 million would affect the Company’s effective tax rate.

The Company expects the total amount of unrecognized tax benefits to decrease by $25.0 million within twelve months as a result of settlements with various taxing authorities and the expiration of certain statutes of limitations.

At February 28, 2011, the Company had $26.7 million accrued for interest and penalties, of which $3.7 million was recorded during the three months ended February 28, 2011. During the three months ended February 28, 2011, the accrual for interest and penalties was reduced by $5.2 million as a result of the settlement of state tax nexus issues. At November 30, 2010, the Company had $28.2 million accrued for interest and penalties.

During the three months ended February 28, 2011, the Company’s gross unrecognized tax benefits increased by $12.6 million related to a settlement for certain losses carried back to prior years as well as retroactive changes in certain state tax laws. There was also a decrease to the Company’s gross unrecognized tax benefits of $9.3 million as a result of the settlement of certain state tax nexus issues. This resulted in a net increase of gross unrecognized tax benefits of $3.3 million and an increase in the Company’s effective tax rate from (22.58%) to (9.62%).

The IRS is currently examining the Company’s federal income tax returns for fiscal years 2005 through 2010, and certain state taxing authorities are examining various fiscal years. The final outcome of these examinations is not yet determinable. The statute of limitations for the Company’s major tax jurisdictions remains open for examination for fiscal year 2003 and subsequent years.

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

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

Under certain provisions of ASC Topic 260, Earnings per Share, all outstanding nonvested shares that contain non-forfeitable rights to dividends or dividend equivalents that participate in undistributed earnings with common stock are considered participating securities and are included in computing earnings per share pursuant to the two-class method. The two class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and participation rights in undistributed earnings. The Company’s restricted common stock (“nonvested shares”) are considered participating securities. For the three months ended February 28, 2010, the nonvested shares were excluded from the calculation of the denominator for diluted loss per share because including them would be anti-dilutive due to the Company’s net loss during the period.

Basic and diluted earnings (loss) per share were calculated as follows:

	Three Months Ended February 28,
(In thousands, except per share amounts)	2011	2010
Numerator:
Net earnings (loss) attributable to Lennar	$27,406	(6,523)
Less: distributed earnings allocated to nonvested shares	101	87
Less: undistributed earnings allocated to nonvested shares	269	—

Numerator for basic earnings (loss) per share	27,036	(6,610)

Plus: interest on 2.00% convertible senior notes due 2020	871	—
Plus: undistributed earnings allocated to convertible shares	269	—
Less: undistributed earnings reallocated to convertible shares	265	—

Numerator for diluted earnings (loss) per share	$27,911	(6,610)

Denominator:
Denominator for basic earnings (loss) per share – weighted average common shares outstanding	184,155	182,660
Effect of dilutive securities:
Shared based payments	699	—
2.00% convertible senior notes due 2020	10,005	—

Denominator for diluted earnings (loss) per share – weighted average common shares outstanding	194,859	182,660

Basic earnings (loss) per share	$0.15	(0.04)

Diluted earnings (loss) per share	$0.14	(0.04)

Options to purchase 1.2 million and 5.9 million shares, respectively, in total of Class A and Class B common stock were outstanding and anti-dilutive for the three months ended February 28, 2011 and 2010.

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

(7) Lennar Financial Services Segment

The assets and liabilities related to the Lennar Financial Services segment were as follows:

(In thousands)	February 28, 2011	November 30, 2010
Assets:
Cash and cash equivalents	$109,625	110,476
Restricted cash	18,743	21,210
Receivables, net (1)	60,675	136,672
Loans held-for-sale (2)	134,758	245,404
Loans held-for-investment, net	21,633	21,768
Investments held-to-maturity	8,162	3,165
Goodwill	34,046	34,046
Other (3)	35,414	36,249

	$423,056	608,990

Liabilities:
Notes and other debts payable	$122,339	271,678
Other (4)	166,931	176,541

	$289,270	448,219

(1)	Receivables, net primarily relate to loans sold to investors for which the Company had not yet been paid as of February 28, 2011 and November 30, 2010, respectively.
(2)	Loans held-for-sale relate to unsold loans carried at fair value.
(3)	Other assets include mortgage loan commitments carried at fair value of $4.0 million and $1.4 million, respectively, as of February 28, 2011 and November 30, 2010. Other assets also include forward contracts carried at fair value of $2.9 million as of November 30, 2010.
(4)	Other liabilities include forward contracts carried at fair value of $1.8 million as of February 28, 2011.

At February 28, 2011, the Lennar Financial Services segment had a warehouse repurchase facility with a maximum aggregate commitment of $150 million and an additional uncommitted amount of $50 million that matures in February 2012, and another warehouse repurchase facility with a maximum aggregate commitment of $175 million that matures in July 2011. The maximum aggregate commitment under these facilities totaled $325 million as of February 28, 2011.

The Lennar Financial Services segment uses these facilities to finance its lending activities until the mortgage loans are sold to investors and expects the facilities to be renewed or replaced with other facilities when they mature. Borrowings under the facilities were $122.3 million and $271.6 million, respectively, at February 28, 2011 and November 30, 2010, and were collateralized by mortgage loans and receivables on loans sold to investors but not yet paid for with outstanding principal balances of $128.8 million and $286.0 million, respectively, at February 28, 2011 and November 30, 2010. If the facilities are not renewed, the borrowings under the lines of credit will be paid off by selling the mortgage loans held-for-sale to investors and by collecting on receivables on loans sold but not yet paid. Without the facilities, the Lennar Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities.

Substantially all of the loans the Lennar Financial Services segment originates are sold within a short period in the secondary mortgage market on a servicing released, non-recourse basis. After the loans are sold, the Company retains potential liability for possible claims by purchasers that it breached certain limited industry-standard representations and warranties in the loan sale agreement. There has been an increased industry-wide effort by purchasers to defray their losses in an unfavorable economic environment by purporting to have found inaccuracies related to sellers’ representations and warranties in particular loan sale agreements. The Company’s mortgage operations have established liabilities for anticipated losses associated with mortgage loans previously originated and sold to investors. The Company establishes liabilities for such anticipated losses based upon, among other things, an analysis of repurchase requests received, an estimate of potential repurchase claims not yet received, its actual past repurchases and losses through the disposition of affected loans. While the Company believes that it has adequately reserved for known losses and projected repurchase requests, given the volatility in the mortgage industry and the uncertainty regarding the

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

ultimate resolution of these claims, if either actual repurchases or the losses incurred resolving those repurchases exceed the Company’s expectations, additional recourse expense may be incurred. Loan origination liabilities are included in Lennar Financial Services’ liabilities in the condensed consolidated balance sheets. The activity in the Company’s loan origination liabilities was as follows:

	Three Months Ended February 28,
(In thousands)	2011	2010
Loan origination liabilities, beginning of the year	$9,872	9,518
Provision for losses during the period	70	69
Adjustments to pre-existing provision for losses from changes in estimates	(70)	(69)
Payments/settlements	—	(2,625)

Loan origination liabilities, end of period	$9,872	6,893

For Lennar Financial Services loans held-for-investment, net, a loan is deemed impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Interest income is not accrued or recognized on impaired loans unless payment is received. Impaired loans are written-off if and when the loan is no longer secured by collateral. The total unpaid principal balance of the impaired loans as of February 28, 2011 was $9.3 million. At February 28, 2011, the recorded investment in both the impaired loans and impaired loans with a valuation allowance was $4.0 million, including an allowance of $5.3 million. The average recorded investment in impaired loans totaled approximately $4 million for the three months ended February 28, 2011.

(8) Rialto Investments Segment

The assets and liabilities related to the Rialto segment were as follows:

(In thousands)	February 28, 2011	November 30, 2010
Assets:
Cash and cash equivalents	$82,961	76,412
Defeasance cash to retire notes payable	125,559	101,309
Loans receivable	1,025,826	1,219,314
Real estate owned, net	446,245	258,104
Investments in unconsolidated entities	100,220	84,526
Investments held-to-maturity	19,813	19,537
Other	18,046	18,412

	$1,818,670	1,777,614

Liabilities:
Notes payable	$752,302	752,302
Other	17,188	18,412

	$769,490	770,714

Rialto’s operating earnings (loss) for the three months ended February 28, 2011 and 2010 was as follows:

	Three Months Ended February 28,
(In thousands)	2011	2010
Revenues	$33,623	301
Costs and expenses	28,349	1,403
Rialto Investments equity in earnings from unconsolidated entities	4,525	143
Rialto Investments other income, net	13,203	—

Operating earnings (loss) (1)	$23,002	(959)

(1)	Operating earnings (loss) for the three months ended February 28, 2011 includes $12.0 million of net earnings attributable to noncontrolling interests.

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

Loans Receivable

In February 2010, the Rialto segment acquired indirectly 40% managing member equity interests in two limited liability companies (“LLCs”), in partnership with the FDIC. The LLCs hold performing and non-performing loans formerly owned by 22 failed financial institutions and when the Rialto segment acquired its interests in the LLCs, the two portfolios consisted of approximately 5,500 distressed residential and commercial real estate loans (“FDIC Portfolios”). The FDIC retained 60% equity interests in the LLCs and provided $626.9 million of financing with 0% interest, which is non-recourse to the Company and the LLCs. As of February 28, 2011, the notes payable balance was $626.9 million; however, $125.6 million of cash collections on loans in excess of expenses has been deposited in a defeasance account, established for the repayment of the notes payable, under the agreement with the FDIC. The funds in the defeasance account will be used to retire the notes payable upon their maturity.

The LLCs met the accounting definition of VIEs and since the Company was determined to be the primary beneficiary, the Company consolidated the LLCs. At February 28, 2011, these consolidated LLCs had total combined assets and liabilities of $1.4 billion and $0.6 billion, respectively.

In September 2010, the Rialto segment acquired approximately 400 distressed residential and commercial real estate loans (“Bank Portfolios”) and over 300 real estate owned (“REO”) properties from three financial institutions. The Company paid $310 million for the distressed real estate and real estate related assets of which $125 million was financed through a 5-year senior unsecured note provided by one of the selling institutions.

The following table displays the loans receivable by aggregate collateral type:

(In thousands)	February 28, 2011	November 30, 2010
Land	$488,057	565,861
Single family homes	254,519	318,783
Commercial properties	212,828	239,182
Multi-family homes	54,857	59,951
Other	15,565	35,537

Loans receivable	$1,025,826	1,219,314

In accordance with loans accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, (“ASC 310-30”), the Rialto segment estimated the cash flows, at acquisition, it expected to collect on the FDIC Portfolios and Bank Portfolios. In accordance with GAAP, the difference between the contractually required payments and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference. This difference is neither accreted into income nor recorded on the Company’s condensed consolidated balance sheets. The excess of cash flows expected to be collected over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loans using the effective yield method.

Subsequent to acquisition of the FDIC Portfolios and Bank Portfolios, the Rialto segment evaluates periodically its estimate of cash flows expected to be collected. These evaluations require the continued use of key assumptions and estimates, similar to the initial estimate of fair value. Subsequent changes in the estimated cash flows expected to be collected may result in changes in the accretable yield and nonaccretable difference or reclassifications from nonaccretable yield to accretable yield. Increases in the cash flows expected to be collected will generally result in an increase in interest income over the remaining life of the loan or pool of loans. Decreases in expected cash flows due to further credit deterioration will generally result in an impairment charge recognized as a provision for loan losses, resulting in an increase to the allowance for loan losses.

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

The following table displays the outstanding balance and carrying value of loans accounted for under ASC 310-30 as of February 28, 2011 and November 30, 2010:

(In thousands)	February 28, 2011	November 30, 2010
Outstanding balance	$2,281,953	2,558,709
Carrying value	$832,015	966,098

The activity in the accretable yield for the FDIC Portfolios and Bank Portfolios for the three months ended February 28, 2011 was as follows:

(In thousands)	Accretable Yield
Balance at November 30, 2010	$396,311
Additions	11,443
Deletions	(35,065)
Accretions	(32,343)

Balance at February 28, 2011	$340,346

Disposal of loans which may include sales of loans, receipts of payments in full by the borrower or foreclosure, result in removal of the loans from the accretable yield portfolios.

At February 28, 2011 and November 30, 2010, there were loans receivable with a carrying value of approximately $194 million and $253 million, respectively, for which interest income was not being recognized as they were classified as nonaccrual. When forecasted principal and interest cannot be reasonably estimated at the loan acquisition date, management classifies the loan as nonaccrual and accounts for these assets in accordance with ASC 310-10, Receivables, (“ASC 310-10”). When a loan is classified as nonaccrual, any subsequent cash receipt is accounted for using either the cost recovery or cash basis method. In accordance with ASC 310-10, a loan is considered impaired when based on current information and events it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. Although these loans meet the definition of ASC 310-10, these loans are not considered impaired relative to the Company’s recorded investment since they were acquired at a substantial discount to their unpaid principal balance and there currently is no allowance on any of these loans. A provision for loan losses is recognized when the recorded investment in the loan is in excess of its fair value. The fair value of the loan is determined by using either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loans obtainable market price or the fair value of the collateral less estimated costs to sell. At both February 28, 2011 and November 30, 2010, the Company did not have an allowance for loan losses against the nonaccrual loans as the fair value of the underlying collateral was at least equal to the nonaccrual loans’ carrying value.

The following table represents nonaccrual loans accounted for under ASC 310-10 aggregate by collateral type as of February 28, 2011:

		Recorded Investment
(In thousands) Collateral Type	Unpaid Principal Balance	With Allowance	Without Allowance	Total Recorded Investment
Land	$222,017	—	81,140	81,140
Single family homes	92,828	—	44,810	44,810
Commercial properties	96,602	—	52,565	52,565
Multi-family homes	29,072	—	11,450	11,450
Other	11,180	—	3,846	3,846

Total	$451,699	—	193,811	193,811

The average recorded investment in these loans totaled approximately $224 million for the three months ended February 28, 2011.

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

The loans receivable portfolios consist of loans acquired at a discount. Based on the nature of these loans, the portfolios are managed by assesing the risks related to the likelihood of collection of payments from borrowers and guarantors, as well as monitoring the value of the underlying collateral. The following are the risk categories for the loans receivable portfolios:

Accrual—Loans in which forecasted cash flows under the loan agreement, as it might be modified from time to time, can be reasonably estimated at the date of acquisition. The risk associated with loans in this category relates to the possible default by the borrower with respect to principal and interest payments and thus a decline in the forecasted cash flows used to determine accretable yield income and the recognition of an impairment through an allowance for loan losses.

Nonaccrual—Loans in which forecasted principal and interest could not be reasonably estimated at the date of acquisition. Although the Company believes the recorded investment balance will ultimately be realized, the risk of nonaccrual loans relates to a decline in the value of the collateral securing the outstanding obligation and the recognition of an impairment through an allowance for loan losses if the recorded investment in the loan exceeds the fair value of the collateral. As of February 28, 2011, the Company had no recorded allowance on these loans.

Risk categories as of February 28, 2011 were as follows:

(In thousands) Collateral Type	Accrual	Nonaccrual	Total
Land	$406,917	81,140	488,057
Single family homes	209,709	44,810	254,519
Commercial properties	160,263	52,565	212,828
Multi-family homes	43,407	11,450	54,857
Other	11,719	3,846	15,565

Total	$832,015	193,811	1,025,826

In order to assess the risk associated with each risk category, the Rialto segment evaluates the forecasted cash flows and the value of the underlying collateral securing loans receivable on a quarterly basis or when an event occurs that suggests a decline in the assets’ fair value.

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

Real Estate Owned

The acquisition of properties acquired through, or in lieu of, loan foreclosure are reported within the condensed consolidated balance sheets as real estate owned. When a property is determined to be held-and-used, the asset is recorded at fair value and depreciated over its useful life using the straight line method. When certain criteria set forth in ASC Topic 360, Property, Plant and Equipment, are met; the property is classified as held-for-sale. When a real estate asset is classified as held-for-sale, the property is carried at the lower of its cost basis or fair value less estimated costs to sell. The Rialto segment had no valuation allowances and recorded no impairments during the three months ended February 28, 2011. Valuation allowances on REO held-for-sale are based on updated appraisals of the underlying properties or management’s best estimate of fair value. The following table presents the changes in REO (both held-for-sale and held-and-used) for the three months ended February 28, 2011:

(In thousands)	Real Estate Owned
Balance at November 30, 2010 (1)	$258,104
Additions	192,984
Improvements	2,718
Sales	(7,526)
Depreciation	(35)

Balance at February 28, 2011 (1)	$446,245

(1)	At February 28, 2011 and November 30, 2010, REO includes $15.1 million and $7.8 million, respectively, of REO held-and-used.

For the three months ended February 28, 2011, the Company recorded approximately $17.4 million of gains primarily from acquisitions of real estate through foreclosure. The gains associated with real estate owned are recorded in Rialto Investments other income, net.

Investments

In addition to the acquisition and management of the FDIC Portfolios and Bank Portfolios, an affiliate in the Rialto segment is a sub-advisor to the AllianceBernstein L.P. (“AB”) fund formed under the Federal government’s Public-Private Investment Program (“PPIP”) and receives management fees for sub-advisory services. The Company also made a commitment of $75 million in the AB PPIP fund of which the remaining outstanding commitment as of February 28, 2011 was $11.2 million. As of February 28, 2011 and November 30, 2010, the carrying value of the Company’s investment in the AB PPIP fund was $80.4 million and $77.3 million, respectively.

In November 2010, the Rialto segment completed its first closing of a real estate investment fund (the “Fund”) with initial equity commitments of approximately $300 million (including $75 million committed by the Company). During the three months ended February 28, 2011, the Company contributed $10.6 million to the Fund. During the three months ended February 28, 2011, the Fund invested $41.5 million for the acquisition of two distressed real estate asset portfolios. The combined portfolios include approximately 80 real estate loans with a total aggregate unpaid principal balance of approximately $125 million. As of February 28, 2011, the carrying value of the Company’s investment in the Fund was $10.6 million.

In November 2010, the Rialto segment invested in approximately $43 million of non-investment grade commercial mortgage-backed securities (“CMBS”) for $19.4 million, representing a 55% discount to par value. The CMBS have a stated and assumed final distribution date of November 2020 and a stated maturity date of October 2057. In accordance with GAAP, the Rialto segment reviews changes in estimated cash flows periodically, to determine if other-than-temporary impairment has occurred on its investment securities. Based on the Rialto segment’s assessment, no impairment charges were recorded during the three months ended February 28, 2011. The carrying value of the investment securities at February 28, 2011 and November 30, 2010, was $19.8 million and $19.5 million, respectively.

Additionally, another subsidiary in the Rialto segment also has approximately a 5% investment in a service and infrastructure provider to the residential home loan market (the “Servicer Provider”), which provides services to the consolidated LLCs. As of February 28, 2011 and November 30, 2010, the carrying value of the Company’s investment in the Servicer Provider was $9.2 million and $7.3 million, respectively.

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

Summarized condensed financial information on a combined 100% basis related to Rialto’s investments in unconsolidated entities that are accounted for by the equity method was as follows:

Balance Sheets

(In thousands)	February 28, 2011	November 30, 2010
Assets:
Cash and cash equivalents	$56,537	42,793
Investment securities	4,617,758	4,341,226
Other assets	171,838	181,600

	$4,846,133	4,565,619

Liabilities and equity:
Accounts payable and other liabilities	$250,231	110,921
Partner loans	137,820	137,820
Debt due to the U.S. Treasury	1,955,000	1,955,000
Equity	2,503,082	2,361,878

	$4,846,133	4,565,619

Statements of Operations

	Three Months Ended February 28,
(In thousands)	2011	2010
Revenues	$116,888	84,187
Costs and expenses	51,471	89,450
Other income, net	86,788	—

Net earnings (loss) of unconsolidated entities	$152,205	(5,263)

Rialto Investments’ share of net earnings recognized	$4,525	143

(9) Lennar Homebuilding Cash and Cash Equivalents

Cash and cash equivalents as of February 28, 2011 and November 30, 2010 included $11.7 million and $19.2 million, respectively, of cash held in escrow for approximately three days.

(10) Lennar Homebuilding Restricted Cash

Restricted cash consists of customer deposits on home sales held in restricted accounts until title transfers to the homebuyer, as required by the state and local governments in which the homes were sold.

(11) Lennar Homebuilding Senior Notes and Other Debts Payable

(Dollars in thousands)	February 28, 2011	November 30, 2010
5.95% senior notes due 2011	$113,207	113,189
5.95% senior notes due 2013	266,319	266,319
5.50% senior notes due 2014	248,657	248,657
5.60% senior notes due 2015	501,109	501,216
6.50% senior notes due 2016	249,803	249,788
12.25% senior notes due 2017	393,356	393,031
6.95% senior notes due 2018	247,450	247,323
2.00% convertible senior notes due 2020	276,500	276,500
2.75% convertible senior notes due 2020	378,993	375,875
Mortgage notes on land and other debt	453,671	456,256

	$3,129,065	3,128,154

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

The Company has a $150 million Letter of Credit and Reimbursement Agreement (“LC Agreement”) with certain financial institutions. The LC Agreement may be increased to $200 million, although there are currently no commitments for the additional $50 million. The Company believes it was in compliance with its debt covenants at February 28, 2011.

The Company’s performance letters of credit outstanding were $74.8 million and $78.9 million, respectively, at February 28, 2011 and November 30, 2010. The Company’s financial letters of credit outstanding were $201.9 million and $195.0 million, respectively, at February 28, 2011 and November 30, 2010. Performance letters of credit are generally posted with regulatory bodies to guarantee the Company’s performance of certain development and construction activities, and financial letters of credit are generally posted in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral. Additionally, at February 28, 2011, the Company had outstanding performance and surety bonds related to site improvements at various projects (including certain projects of the Company’s joint ventures) of $710.0 million. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all development and construction activities are completed. As of February 28, 2011, there were approximately $331.4 million, or 47%, of costs to complete related to these site improvements. The Company does not presently anticipate any draws upon these bonds, but if any such draws occur, the Company does not believe they would have a material effect on its financial position, results of operations or cash flows.

In November 2010, the Company issued $446.0 million of 2.75% convertible senior notes due 2020 (the “2.75% Convertible Senior Notes”) at a price of 100% in a private placement. Proceeds from the offering, after payment of expenses, were $436.4 million. The net proceeds were or will be used for general corporate purposes, including repayments or repurchases of existing senior notes or other indebtedness. The 2.75% Convertible Senior Notes are convertible into cash, shares of Class A common stock or a combination of both, at the Company’s election. However, it is the Company’s intent to settle the face value of the 2.75% Convertible Senior Notes in cash. Holders may convert the 2.75% Convertible Senior Notes at the initial conversion rate of 45.1794 shares of common stock per $1,000 principal amount or 20,150,012 Class A common shares if all the 2.75% Convertible Senior Notes are converted, which is equivalent to an initial conversion price of approximately $22.13 per share of Class A common stock, subject to anti-dilution adjustments. The shares are not included in the calculation of diluted earnings per share primarily because it is the Company’s intent to settle the face value of the 2.75% Convertible Senior Notes in cash and the Company’s stock price does not exceed the conversion price.

Holders of the 2.75% Convertible Senior Notes will have the right to convert them, during any fiscal quarter commencing after the fiscal quarter ended November 30, 2010 (and only during such fiscal quarter), if the last reported sale price of the Company’s Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day. Holders of the 2.75% Convertible Senior Notes will have the right to require the Company to repurchase them for cash equal to 100% of their principal amount, plus accrued but unpaid interest, on December 15, 2015. The Company will have the right to redeem the 2.75% Convertible Senior Notes at any time on or after December 20, 2015 for 100% of their principal amount, plus accrued but unpaid interest. Interest on the 2.75% Convertible Senior Notes is due semi-annually beginning June 15, 2011. The 2.75% Convertible Senior Notes are unsecured and unsubordinated, but are currently guaranteed by substantially all of the Company’s significant wholly-owned homebuilding subsidiaries.

For its 2.75% Convertible Senior Notes, the Company will be required to pay contingent interest with regard to any interest period beginning with the interest period commencing December 20, 2015 and ending June 14, 2016, and for each subsequent six-month period commencing on an interest payment date to, but excluding, the next interest payment date, if the average trading price of the 2.75% Convertible Senior Notes during the five consecutive trading days ending on the second trading day immediately preceding the first day of the applicable interest period exceeds 120% of the principal amount of the 2.75% Convertible Senior Notes. The amount of contingent interest payable per $1,000 principal amount of notes during the applicable interest period will equal 0.75% per year of the average trading price of such $1,000 principal amount of 2.75% Convertible Senior Notes during the five trading day reference period.

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

Certain provisions under ASC Topic 470, Debt, require the issuer of certain convertible debt instruments that may be settled in cash on conversion to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. The Company has applied these provisions to its 2.75% Convertible Senior Notes. At February 28, 2011, the principal amount of the 2.75% Convertible Senior Notes was $446.0 million, the unamortized discount included in stockholders’ equity was $67.0 million and the net carrying amount of the 2.75% Convertible Senior Notes was $379.0 million. The carrying amount of the equity component of the 2.75% Convertible Senior Notes was $71.2 million at February 28, 2011.

In May 2010, the Company also issued $276.5 million of 2.00% convertible senior notes due 2020 (the “2.00% Convertible Senior Notes”) at a price of 100% in a private placement. Proceeds from the offering, after payment of expenses, were $271.2 million. The net proceeds were or will be used for general corporate purposes, including repayments or repurchases of existing senior notes or other indebtedness. The 2.00% Convertible Senior Notes are convertible into shares of Class A common stock at any time prior to maturity or redemption at the initial conversion rate of 36.1827 shares of common stock per $1,000 principal amount of the 2.00% Convertible Senior Notes or 10,004,517 Class A common shares if all the 2.00% Convertible Senior Notes are converted, which is equivalent to an initial conversion price of approximately $27.64 per share of Class A common stock, subject to anti-dilution adjustments. The shares are included in the calculation of diluted earnings per share. Holders of the 2.00% Convertible Senior Notes will have the right to require the Company to repurchase them for cash equal to 100% of their principal amount, plus accrued but unpaid interest, on each of December 1, 2013 and December 1, 2015. The Company will have the right to redeem the 2.00% Convertible Senior Notes at any time on or after December 1, 2013 for 100% of their principal amount, plus accrued but unpaid interest. Interest on the 2.00% Convertible Senior Notes is due semi-annually beginning December 1, 2010. The 2.00% Convertible Senior Notes are unsecured and unsubordinated, but are currently guaranteed by substantially all of the Company’s significant wholly-owned homebuilding subsidiaries. At both February 28, 2011 and November 30, 2010, the carrying amount of the 2.00% Convertible Senior Notes was $276.5 million.

For its 2.00% Convertible Senior Notes, the Company will be required to pay contingent interest with regard to any interest period commencing with the six-month interest period beginning December 1, 2013, if the average trading price of the 2.00% Convertible Senior Notes during the five consecutive trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period equals or exceeds 120% of the principal amount of the 2.00% Convertible Senior Notes. The amount of contingent interest payable per $1,000 principal amount of notes during the applicable six-month interest period will equal 0.50% per year of the average trading price of such $1,000 principal amount of 2.00% Convertible Senior Notes during the five trading-day reference period.

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

	Three Months Ended February 28,
(In thousands)	2011	2010
Warranty reserve, beginning of period	$109,179	157,896
Warranties issued during the period	4,739	5,139
Adjustments to pre-existing warranties from changes in estimates	(2,727)	(902)
Payments	(7,215)	(20,308)

Warranty reserve, end of period	$103,976	141,825

As of February 28, 2011, the Company has identified approximately 950 homes delivered in Florida primarily during its 2006 and 2007 fiscal years that are confirmed to have defective Chinese drywall and resulting damage. This represents a small percentage of homes the Company delivered nationally (1.1%) during those fiscal years. Defective Chinese drywall is an industry-wide issue as other homebuilders have publicly disclosed that they have experienced similar issues with defective Chinese drywall.

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

Through February 28, 2011, the Company has accrued $82.2 million of warranty reserves related to homes confirmed as having defective Chinese drywall, as well as an estimate for homes not yet inspected that may contain Chinese drywall. No additional amount was accrued during the three months ended February 28, 2011. As of February 28, 2011, the warranty reserve, net of payments, was $17.8 million. The Company has received, and continues to seek, reimbursement from its subcontractors, insurers and others for costs the Company has incurred or expects to incur to investigate and repair defective Chinese drywall and resulting damage. During the three months ended February 28, 2011, the Company received payments of $1.3 million through third party recoveries relative to the costs it has incurred and expects to incur remedying the homes confirmed and estimated to have defective Chinese drywall and resulting damage.

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

(13) Share-Based Payment

During the three months ended February 28, 2011 and 2010, compensation expense related to the Company’s share-based payment awards was as follows:

	Three Months Ended February 28,
(In thousands)	2011	2010
Stock options	$1,362	1,982
Nonvested shares	5,368	4,316

Total compensation expense for share-based awards	$6,730	6,298

During the three months ended February 28, 2011 and 2010, the Company did not grant any stock options or nonvested shares.

(14) Financial Instruments

The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at February 28, 2011 and November 30, 2010, using available market information and what the Company believes to be appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies might have a material effect on the estimated fair value amounts. The table excludes cash and cash equivalents, restricted cash, defeasance cash to retire notes payable, receivables, net and accounts payable, which had fair values approximating their carrying amounts due to the short maturities of these instruments.

	February 28, 2011		November 30, 2010
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
ASSETS
Rialto Investments:
Loans receivable	$1,025,826	1,109,944	1,219,314	1,411,731
Investments held-to-maturity	$19,813	19,679	19,537	19,537
Lennar Financial Services:
Loans held-for-investment, net	$21,633	22,323	21,768	23,083
Investments held-to-maturity	$8,162	8,171	3,165	3,177
LIABILITIES
Lennar Homebuilding:
Senior notes and other debts payable	$3,129,065	3,325,101	3,128,154	3,153,106
Rialto Investments:
Notes payable	$752,302	709,632	752,302	719,703
Lennar Financial Services:
Notes and other debts payable	$122,339	122,339	271,678	271,678

The following methods and assumptions are used by the Company in estimating fair values:

Lennar Homebuilding—For senior notes and other debts payable, the fair value of fixed-rate borrowings is based on quoted market prices. The Company’s variable-rate borrowings are tied to market indices and approximate fair value due to the short maturities associated with the majority of the instruments.

Rialto Investments—The fair values for loans receivable is based on discounted cash flows as of February 28, 2011 and November 30, 2010, or the fair value of the collateral. The fair value for investments held-to-maturity is based on discounted cash flows as of February 28, 2011. The fair value for investments held-to-maturity as of November 30, 2010 approximated the carrying value as the investments were acquired just prior to November 30, 2010. For notes payable, the fair value of the zero percent notes guaranteed by the FDIC was calculated based on a 5-year treasury yield as of February 28, 2011 and November 30, 2010, respectively, and the fair value of other notes payable was calculated based on discounted cash flows using the Company’s weighted average borrowing rate.

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

The Company’s financial instruments measured at fair value on a recurring basis are all within the Lennar Financial Services segment and are summarized below:

Financial Instruments	Fair Value Hierarchy	Fair Value at February 28, 2011	Fair Value at November 30, 2010
(In thousands)
Loans held-for-sale (1)	Level 2	$134,758	245,404
Mortgage loan commitments	Level 2	$3,966	1,449
Forward contracts	Level 2	$(1,761)	2,905

(1)	The aggregate fair value of loans held-for-sale of $134.8 million at February 28, 2011 exceeds their aggregate principal balance of $130.3 million by $4.5 million. The aggregate fair value of loans held-for-sale of $245.4 million at November 30, 2010, exceeds their aggregate principal balance of $240.8 million by $4.6 million.

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

Loans held-for-sale—Fair value is based on independent quoted market prices, where available, or the prices for other mortgage whole loans with similar characteristics. Management believes carrying loans held-for-sale at fair value improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivatives instruments used to economically hedge them without having to apply complex hedge accounting provisions. In addition, the Company recognizes the fair value of its rights to service a mortgage loan as revenue upon entering into an interest rate lock loan commitment with a borrower, in accordance with ASC Topic 815-10-S99. The fair value of these servicing rights is included in Lennar Financial Services’ loans held-for-sale as of February 28, 2011 and November 30, 2010. Fair value of the servicing rights is determined based on value in the servicing sales contracts.

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

The Company’s assets measured at fair value on a nonrecurring basis are its investments in unconsolidated entities for which the Company has recorded valuation adjustments during the three months ended February 28, 2011 and Rialto Investments real estate owned assets. The assets measured at fair value on a nonrecurring basis are summarized below:

Non-financial assets	Fair Value Hierarchy	Fair Value	Total Gains (Losses) (1)
(In thousands)
Lennar Homebuilding:
Investments in unconsolidated entities (2)	Level 3	$529	(8,262)
Rialto Investments:
Real estate owned (3)	Level 3	$192,984	17,109

(1)	Represents total losses due to valuation adjustments and total gains from acquisitions of real estate through foreclosure recorded during the three months ended February 28, 2011.
(2)	Lennar Homebuilding investments in unconsolidated entities with an aggregate carrying value of $8.8 million were written down to their fair value of $0.5 million. The valuation adjustments were included in Lennar Homebuilding other income, net in the Company’s statement of operations for the three months ended February 28, 2011.
(3)	Real estate owned assets are initially recorded at fair value less estimated costs to sell at the time of acquisition through, or in lieu of, loan foreclosure. Upon acquisition, the real estate owned assets had a carrying value of $175.9 million and a fair value of $193.0 million. The fair value of the real estate owned assets is based upon the appraised value at the time of foreclosure or management’s best estimate. The gains upon acquisition of REO were $17.1 million and are included within Rialto Investments other income, net in the Company’s statement of operations for the three months ended February 28, 2011.

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

The Company’s assumptions on the projected future distributions from the unconsolidated entities are dependent on market conditions. Specifically, distributions are dependent on cash to be generated from the sale of inventory by the unconsolidated entities. Such inventory is also reviewed for potential impairment by the unconsolidated entities. The unconsolidated entities generally use a discount rate of approximately 20% in their reviews for impairment, subject to the perceived risks associated with the community’s cash flow streams relative to its inventory. If a valuation adjustment is recorded by an unconsolidated entity related to its assets, the Company’s proportionate share is reflected in the Company’s homebuilding equity in earnings (loss) from unconsolidated entities with a corresponding decrease to its investment in unconsolidated entities. In certain instances, the Company may be required to record additional losses relating to its investment in unconsolidated entities, if the Company’s investment in the unconsolidated entity, or a portion thereof, is deemed to be other than temporarily impaired. These losses are included in Lennar Homebuilding other income, net.

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

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

REO represents real estate which the Rialto segment has taken control or has effective control of in partial or full satisfaction of loans receivable. At the time of acquisition through foreclosure of a loan, REO is recorded at fair value less estimated costs to sell if classified as held-for-sale and at fair value if classified as held-and-used, which becomes the property’s new basis. The fair values of these assets are determined in part by placing reliance on third party appraisals of the properties and/or internally prepared analysis of recent offers or prices on comparable properties in the proximate vicinity. The third party appraisals and internally developed analysis are significantly impacted by the local market economy, market supply and demand, competitive conditions and prices on comparable properties, adjusted for date of sale, location, property size, etc. Each REO is unique and is analyzed in the context of the particular market where the property is located. In order to establish the significant assumptions for a particular REO, the Company analyzes historical trends, including trends achieved by the Company’s local homebuilding operations, if applicable, and current trends in the market and economy impacting the REO. Using available trend information, the Company then calculates its best estimate of fair value, which can include projected cash flows discounted at a rate the Company believes a market participant would determine to be commensurate with the inherent risks associated with the assets and related estimated cash flow streams.

Changes in economic factors, consumer demand and market conditions, among other things, could materially impact estimates used in the third party appraisals and/or internally prepared analysis of recent offers or prices on comparable properties. Thus, estimates can differ significantly from the amounts ultimately realized by the Rialto segment from disposition of these assets. The amount by which the recorded investment in the loan is less than the REO’s fair value (net of estimated cost to sell if held-for-sale), is recorded as a gain on foreclosure within Rialto Investments’ other income, net, in the Company’s condensed consolidated statement of operations. The amount by which the recorded investment in the loan is greater than the REO’s fair value (net of estimated cost to sell if held-for-sale), is initially recorded as a loan impairment within Rialto Investments’ costs and expenses in the Company’s condensed consolidated statement of operations and upon foreclosure the amount of the impairment is charged off against the related reserve.

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

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

Generally, Lennar Homebuilding unconsolidated entities become VIEs and consolidate when the other partner(s) lack the intent and financial wherewithal to remain in the entity. As a result, the Company continues to fund operations and debt paydowns through partner loans or substituted capital contributions.

The Company evaluated all joint venture agreements as of February 28, 2011. Based on the Company’s evaluation, it consolidated entities within its Lennar Homebuilding segment that at February 28, 2011 had total combined assets and liabilities of $18.6 million and $17.6 million, respectively. In addition, during the three months ended February 28, 2011, there were no VIEs that were deconsolidated.

At February 28, 2011 and November 30, 2010, the Company’s recorded investments in Lennar Homebuilding unconsolidated entities were $642.9 million and $626.2 million, respectively, and the Rialto segment’s investments in unconsolidated entities as of February 28, 2011 and November 30, 2010 were $100.2 million and $84.5 million, respectively.

Consolidated VIEs

As of February 28, 2011, the carrying amounts of the VIEs’ assets and non-recourse liabilities that consolidated were $2,297.4 million and $925.4 million, respectively. Those assets are owned by, and those liabilities are obligations of, the VIEs, not the Company.

A VIE’s assets can only be used to settle obligations of that VIE. The VIEs are not guarantors of Company’s senior notes and other debts payable. In addition, the assets held by a VIE usually are collateral for that VIE’s debt. The Company and other partners do not generally have an obligation to make capital contributions to a VIE unless the Company and/or the other partner(s) have entered into debt guarantees with a VIE’s banks. Other than debt guarantee agreements with a VIE’s banks, there are no liquidity arrangements or agreements to fund capital or purchase assets that could require the Company to provide financial support to a VIE. While the Company has option contracts to purchase land from certain of its VIEs, the Company is not required to purchase the assets and could walk away from the contract.

Unconsolidated VIEs

At February 28, 2011 and November 30, 2010, the Company’s recorded investment in VIEs that are unconsolidated and its estimated maximum exposure to loss were as follows:

As of February 28, 2011

(In thousands)	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss
Lennar Homebuilding (1)	$63,531	93,649
Rialto Investments (2)	109,458	120,762

Total	$172,989	214,411

As of November 30, 2010

(In thousands)	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss
Lennar Homebuilding (1)	$144,809	174,967
Rialto Investments (2)	104,063	117,631

Total	$248,872	292,598

(1)	At both February 28, 2011 and November 30, 2010, the maximum exposure to loss of Lennar Homebuilding’s investments in unconsolidated VIEs is limited to its investment in the unconsolidated VIEs in addition to $30.0 million of recourse debt of one of the unconsolidated VIEs.
(2)	For Rialto’s investment in unconsolidated VIEs, the Company made a $75 million commitment to fund capital in the AB PPIP fund. As of both February 28, 2011 and November 30, 2010, the

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

Company had contributed $63.8 million of the $75 million commitment and it cannot walk away from its remaining commitment to fund capital. Therefore, as of February 28, 2011 and November 30, 2010, the maximum exposure to loss for Rialto’s unconsolidated VIEs was higher than the carrying amount of its investments. In addition, at February 28, 2011 and November 30, 2010, investments in unconsolidated VIEs and Lennar’s maximum exposure to loss include $19.8 million and $19.5 million, respectively, related to Rialto’s investments held-to-maturity.

While these entities are VIEs, the Company has determined that the power to direct the activities of the VIEs that most significantly impact the VIEs’ economic performance is generally shared. While the Company generally manages the day-to-day operations of the VIEs, each of the VIEs has an executive committee made up of representatives from each partner. The members of the executive committee have equal votes and major decisions require unanimous consent and approval from all members. The Company does not have the unilateral ability to exercise participating voting rights without partner consent. Furthermore, the Company’s economic interest is not significantly disproportionate to the point where it would indicate that the Company has the power to direct these activities.

The Company and other partners do not generally have an obligation to make capital contributions to the VIEs, except for the Company’s $11.2 million remaining commitment to the AB PPIP fund and $30.0 million of recourse debt of one of the Lennar Homebuilding unconsolidated VIEs. The Company and the other partners did not guarantee any debt of these unconsolidated VIEs. There are no liquidity arrangements or agreements to fund capital or purchase assets that could require the Company to provide financial support to the VIEs. While the Company has option contracts to purchase land from certain of its unconsolidated VIEs, the Company is not required to purchase the assets and could walk away from the contract.

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

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

The Company evaluates all option contracts for land to determine whether they are VIEs and, if so, whether the Company is the primary beneficiary of certain of these option contracts. Although the Company does not have legal title to the optioned land, if the Company is deemed to be the primary beneficiary, it is required to consolidate the land under option at the purchase price of the optioned land. During the three months ended February 28, 2011, the effect of consolidation of these option contracts was a net increase of $5.3 million to consolidated inventory not owned with a corresponding increase to liabilities related to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of February 28, 2011. To reflect the purchase price of the inventory consolidated, the Company reclassified the related option deposits from land under development to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of February 28, 2011. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and the Company’s cash deposits. The increase to consolidated inventory not owned was offset by the Company exercising its options to acquire land under certain contracts previously consolidated resulting in a net decrease in consolidated inventory not owned of $18.2 million for the three months ended February 28, 2011.

The Company’s exposure to loss related to its option contracts with third parties and unconsolidated entities consisted of its non-refundable option deposits and pre-acquisition costs totaling $154.7 million and $157.4 million, respectively, at February 28, 2011 and November 30, 2010. Additionally, the Company had posted $48.8 million and $48.9 million, respectively, of letters of credit in lieu of cash deposits under certain option contracts as of February 28, 2011 and November 30, 2010.

(16) New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements, (“ASU 2010-06”), which requires additional disclosures about transfers between Levels 1 and 2 of the fair value hierarchy and disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements. The Company adopted ASU 2010-06 for its second quarter ended May 31, 2010, except for the Level 3 activity disclosures which will be effective for the Company’s fiscal year beginning December 1, 2011. ASU 2010-06 has not and is not expected to have a material effect on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, Disclosures About the Credit Quality of Financing Receivables and the Allowance for Credit Losses, (“ASU 2010-20”). ASU 2010-20 enhances current disclosure requirements to assist users of financial statements in assessing an entity’s credit risk exposure and evaluating the adequacy of an entity’s allowance for credit losses. ASU 2010-20 requires entities to disclose the nature of credit risk inherent in their finance receivables, the procedure for analyzing and assessing credit risk, and the changes in both the receivables and the allowance for credit losses by portfolio segment and class. ASU 2010-20 was effective for the Company’s fiscal year beginning December 1, 2010. The adoption of this ASU did not have a material effect on the Company’s condensed consolidated financial statements.

In April 2011, the FASB issued ASU 2011-02, A Creditor’s Determination of Whether Restructuring Is a Troubled Debt Restructuring, (“ASU 2011-02”). ASU 2011-02 clarifies when a loan modification or restructuring is considered a troubled debt restructuring (“TDR”). In determining whether a loan modification represents a TDR, an entity should consider whether the debtor is experiencing financial difficulty and the lender has granted a concession to the borrower. This guidance is to be applied retrospectively, with early application permitted. ASU 2011-02 is effective for loan modifications that occur on or after September 1, 2011. The Company is evaluating the effect the ASU will have on the Company’s condensed consolidated financial statements.

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

(17) Supplemental Financial Information

The indentures governing the principal amounts of the Company’s 5.95% senior notes due 2011, 5.95% senior notes due 2013, 5.50% senior notes due 2014, 5.60% senior notes due 2015, 6.50% senior notes due 2016, 12.25% senior notes due 2017, 6.95% senior notes due 2018, 2.00% convertible senior notes due 2020 and 2.75% convertible senior notes due 2020 require that, if any of the Company’s subsidiaries directly or indirectly guarantee at least $75 million principal amount of debt of Lennar Corporation, those subsidiaries must also guarantee Lennar Corporation’s obligations with regard to its senior notes. Until February 2010, the Company had a Credit Facility that required substantially all of the Company’s homebuilding subsidiaries guarantee Lennar Corporation’s obligations under the Credit Facility, and therefore, those subsidiaries also guaranteed the Company’s obligations with regard to its senior notes. The Company terminated the Credit Facility in February 2010, and because of that, there was a period when there were no guarantors of Lennar’s obligations with regard to its senior notes. However, subsequently, the Company entered into the LC Agreement that is guaranteed by all the Company’s significant homebuilding subsidiaries, but is not guaranteed by the Company’s finance company subsidiaries or by the Rialto segment subsidiaries. The entities referred to as “guarantors” in the following tables are subsidiaries that were guaranteeing the LC Agreement at February 28, 2011. Supplemental information for the guarantors is as follows:

Condensed Consolidating Balance Sheet

February 28, 2011

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Lennar Homebuilding:
Cash and cash equivalents, restricted cash and receivables, net	$909,420	131,678	41,608	—	1,082,706
Inventories	—	3,691,134	605,638	—	4,296,772
Investments in unconsolidated entities	—	603,411	39,463	—	642,874
Other assets	43,548	117,576	155,282	—	316,406
Investments in subsidiaries	3,351,636	572,656	—	(3,924,292)	—

	4,304,604	5,116,455	841,991	(3,924,292)	6,338,758
Rialto Investments	—	—	1,818,670	—	1,818,670
Lennar Financial Services	—	147,890	275,166	—	423,056

Total assets	$4,304,604	5,264,345	2,935,827	(3,924,292)	8,580,484

LIABILITIES AND EQUITY
Lennar Homebuilding:
Accounts payable and other liabilities	$260,635	484,119	47,833	—	792,587
Liabilities related to consolidated inventory not owned	—	367,086	—	—	367,086
Senior notes and other debts payable	2,675,394	199,929	253,742	—	3,129,065
Intercompany	(1,271,802)	811,720	460,082	—	—

	1,664,227	1,862,854	761,657	—	4,288,738
Rialto Investments	—	—	769,490	—	769,490
Lennar Financial Services	—	49,855	239,415	—	289,270

Total liabilities	1,664,227	1,912,709	1,770,562	—	5,347,498
Stockholders’ equity	2,640,377	3,351,636	572,656	(3,924,292)	2,640,377
Noncontrolling interests	—	—	592,609	—	592,609

Total equity	2,640,377	3,351,636	1,165,265	(3,924,292)	3,232,986

Total liabilities and equity	$4,304,604	5,264,345	2,935,827	(3,924,292)	8,580,484

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

(17) Supplemental Financial Information – (Continued)

Condensed Consolidating Balance Sheet

November 30, 2010

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Lennar Homebuilding:
Cash and cash equivalents, restricted cash and receivables, net	$1,079,107	177,674	40,863	—	1,297,644
Inventories	—	3,547,152	622,456	—	4,169,608
Investments in unconsolidated entities	—	587,385	38,800	—	626,185
Other assets	48,776	99,486	159,548	—	307,810
Investments in subsidiaries	3,333,769	811,317	—	(4,145,086)	—

	4,461,652	5,223,014	861,667	(4,145,086)	6,401,247
Rialto Investments	91,270	335,148	1,351,196	—	1,777,614
Lennar Financial Services	—	149,413	459,577	—	608,990

Total assets	$4,552,922	5,707,575	2,672,440	(4,145,086)	8,787,851

LIABILITIES AND EQUITY
Lennar Homebuilding:
Accounts payable and other liabilities	$298,985	479,617	83,546	—	862,148
Liabilities related to consolidated inventory not owned	—	384,233	—	—	384,233
Senior notes and other debts payable	2,671,898	201,248	255,008	—	3,128,154
Intercompany	(1,037,694)	1,128,731	(91,037)	—	—

	1,933,189	2,193,829	247,517	—	4,374,535
Rialto Investments	10,784	128,136	631,794	—	770,714
Lennar Financial Services	—	51,841	396,378	—	448,219

Total liabilities	1,943,973	2,373,806	1,275,689	—	5,593,468
Stockholders’ equity	2,608,949	3,333,769	811,317	(4,145,086)	2,608,949
Noncontrolling interests	—	—	585,434	—	585,434

Total equity	2,608,949	3,333,769	1,396,751	(4,145,086)	3,194,383

Total liabilities and equity	$4,552,922	5,707,575	2,672,440	(4,145,086)	8,787,851

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

(17) Supplemental Financial Information – (Continued)

Condensed Consolidating Statement of Operations

Three Months Ended February 28, 2011

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Lennar Homebuilding	$—	458,957	7,752	—	466,709
Lennar Financial Services	—	33,994	38,365	(14,646)	57,713
Rialto Investments	—	—	33,623	—	33,623

Total revenues	—	492,951	79,740	(14,646)	558,045

Costs and expenses:
Lennar Homebuilding	—	434,220	15,635	(2,092)	447,763
Lennar Financial Services	—	35,770	32,337	(11,577)	56,530
Rialto Investments	—	—	28,349	—	28,349
Corporate general and administrative	22,231	—	—	1,121	23,352

Total costs and expenses	22,231	469,990	76,321	(12,548)	555,994

Lennar Homebuilding equity in earnings (loss) from unconsolidated entities	—	8,683	(22)	—	8,661
Lennar Homebuilding other income, net	9,676	29,951	—	(9,667)	29,960
Other interest expense	(11,765)	(22,079)	—	11,765	(22,079)
Rialto Investments equity in earnings from unconsolidated entities	—	—	4,525	—	4,525
Rialto Investments other income, net	—	—	13,203	—	13,203

Earnings (loss) before income taxes	(24,320)	39,516	21,125	—	36,321
Benefit (provision) for income taxes	13,109	(9,801)	(903)	—	2,405
Equity in earnings from subsidiaries	38,617	8,902	—	(47,519)	—

Net earnings (including net earnings attributable to noncontrolling interests)	27,406	38,617	20,222	(47,519)	38,726
Less: Net earnings attributable to noncontrolling interests	—	—	11,320	—	11,320

Net earnings attributable to Lennar	$27,406	38,617	8,902	(47,519)	27,406

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

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

(17) Supplemental Financial Information – (Continued)

Condensed Consolidating Statement of Cash Flows

Three Months Ended February 28, 2011

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

Cash flows from operating activities:
Net earnings (including net earnings attributable to noncontrolling interests)	$27,406	38,617	20,222	(47,519)	38,726
Adjustments to reconcile net earnings (including net earnings attributable to noncontrolling interests) to net cash provided by (used in) operating activities	(15,550)	(187,700)	126,680	47,519	(29,051)

Net cash provided by (used in) operating activities	11,856	(149,083)	146,902	—	9,675

Cash flows from investing activities:
Investments in and contributions to Lennar Homebuilding unconsolidated entities, net	—	(16,752)	(795)	—	(17,547)
Investments in and contributions to Rialto Investments consolidated and unconsolidated entities, net	—	—	(10,575)	—	(10,575)
Increase in Rialto Investments defeasance cash to retire notes payable	—	—	(24,250)	—	(24,250)
Receipts of principal payments on Rialto Investments loans receivable	—	—	49,954	—	49,954
Other	—	(4,560)	4,842	—	282

Net cash (used in) provided by investing activities	—	(21,312)	19,176	—	(2,136)

Cash flows from financing activities:
Net repayments under Lennar Financial Services debt	—	(5)	(149,334)	—	(149,339)
Net repayments on other borrowings	—	(12,510)	(15,253)	—	(27,763)
Exercise of land option contracts from an unconsolidated land investment venture	—	(10,855)	—	—	(10,855)
Net payments related to noncontrolling interests	—	—	(4,674)	—	(4,674)
Excess tax benefits from share-based awards	258	—	—	—	258
Common stock:
Issuances	4,754	—	—	—	4,754
Repurchases	—	—	—	—	—
Dividends	(7,469)	—	—	—	(7,469)
Intercompany	(182,844)	162,765	20,079	—	—

Net cash (used in) provided by financing activities	(185,301)	139,395	(149,182)	—	(195,088)

Net (decrease) increase in cash and cash equivalents	(173,445)	(31,000)	16,896	—	(187,549)
Cash and cash equivalents at beginning of period	1,071,542	179,215	143,378	—	1,394,135

Cash and cash equivalents at end of period	$898,097	148,215	160,274	—	1,206,586

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

(17) Supplemental Financial Information – (Continued)

Condensed Consolidating Statement of Cash Flows

Three Months Ended February 28, 2010

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

Cash flows from operating activities:
Net earnings (loss) (including net loss attributable to noncontrolling interests)	$(6,523)	2,517	(1,030)	(2,437)	(7,473)
Adjustments to reconcile net earnings (loss) (including net loss attributable to noncontrolling interests) to net cash provided by (used in) operating activities	69,607	(85,644)	110,489	2,437	96,889

Net cash provided by (used in) operating activities	63,084	(83,127)	109,459	—	89,416

Cash flows from investing activities:
Increase in restricted cash related to cash collateralized letters of credit	(164,150)	—	—	—	(164,150)
Increase in investments in Lennar Homebuilding unconsolidated entities, net	—	(6,010)	(264)	—	(6,274)
Investments in and contributions to Rialto Investments unconsolidated entities	(41,315)	—	—	—	(41,315)
Investments in and contributions to Rialto Investments consolidated entities (net of $54,000 cash and cash equivalents consolidated)	(265,059)	—	54,000	—	(211,059)
Other	(594)	(566)	(151)	—	(1,311)

Net cash provided by (used in) investing activities	(471,118)	(6,576)	53,585	—	(424,109)

Cash flows from financing activities:
Net repayments under Lennar Financial Services debt	—	(11)	(105,161)	—	(105,172)
Partial redemption of 5.125% senior notes due 2010	(38,275)	—	—	—	(38,275)
Net repayments on other borrowings	—	(25,191)	(18,764)	—	(43,955)
Exercise of land option contracts from an unconsolidated land investment venture	—	(16,070)	—	—	(16,070)
Net receipts related to noncontrolling interests	—	—	2,000	—	2,000
Common stock:
Issuances	890	—	—	—	890
Repurchases	(1,573)	—	—	—	(1,573)
Dividends	(7,386)	—	—	—	(7,386)
Intercompany	(154,039)	117,584	36,455	—	—

Net cash provided by (used in) financing activities	(200,383)	76,312	(85,470)	—	(209,541)

Net increase (decrease) in cash and cash equivalents	(608,417)	(13,391)	77,574	—	(544,234)
Cash and cash equivalents at beginning of period	1,223,169	154,313	79,956	—	1,457,438

Cash and cash equivalents at end of period	$614,752	140,922	157,530	—	913,204

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included under Item 1 of this Report and our audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for our fiscal year ended November 30, 2010.

Some of the statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Quarterly Report on Form 10-Q, are “forward-looking statements,” as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include statements regarding our business, financial condition, results of operations, cash flows, strategies and prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those described under the caption “Risk Factors” included in Item 1A of our Annual Report on Form 10-K for our fiscal year ended November 30, 2010. We do not undertake any obligation to update forward-looking statements, except as required by Federal securities laws.

Outlook

During the first quarter of 2011, despite operating in a challenging housing market, we reported diluted earnings per share of $0.14, making this our fourth consecutive quarter of profitability. As evidenced by a 12% year-over-year decline in new orders, we believe that the timing of the recovery and the degree of improvement in the housing market remain uncertain.

We remain focused on improving our core business. Our principal focus in our homebuilding operations continues to be maintaining and improving our gross profit margin on the homes we sell rather than increasing sales volume. We have taken steps over the past several years to reduce costs and right-size our overhead structure. Although selling, general and administrative expenses increased as a percentage of revenues from home sales in the first quarter, they continued to decline in absolute dollars. We continue to make carefully underwritten strategic acquisitions in well-positioned markets that will support our homebuilding operations going forward.

Along with our intense focus on our homebuilding operations, our Rialto Investments segment has continued to contribute earnings to our operating results in the first quarter of 2011, generating $23.0 million of pre-tax earnings (which included $12.0 million of net earnings attributable to noncontrolling interests). We continue to invest in new opportunities using conservative underwriting standards to generate high returns. We expect this segment to continue to be a growing component of our operating earnings in the future as we continue to evaluate and execute on potential opportunities.

Our strong balance sheet and significant liquidity puts us in an excellent position to purchase new strategic high margin land deals for our homebuilding operations and distressed opportunities for our Rialto operations. While it is unclear whether the spring selling season will gain momentum or continue its sluggish recovery, we believe that our Company is well positioned for a profitable year in fiscal 2011.

(1) Results of Operations

Overview

We historically have experienced, and expect to continue to experience, variability in quarterly results. Our results of operations for the three months ended February 28, 2011 are not necessarily indicative of the results to be expected for the full year.

Our net earnings attributable to Lennar were $27.4 million, or $0.15 per basic share and $0.14 per diluted share, in the first quarter of 2011, compared to a net loss attributable to Lennar of $6.5 million, or $0.04 per basic and diluted share, in the first quarter of 2010. Our gross margin percentage on home sales improved compared to last year, primarily due to reduced sales incentives offered to homebuyers as a percentage of revenues from home sales.

Financial information relating to our operations was as follows:

	Three Months Ended February 28,
(In thousands)	2011	2010
Lennar Homebuilding revenues:
Sales of homes	$457,869	513,348
Sales of land	8,840	7,428

Total Lennar Homebuilding revenues	466,709	520,776

Lennar Homebuilding costs and expenses:
Cost of homes sold	366,199	414,972
Cost of land sold	6,389	6,075
Selling, general and administrative	75,175	80,918

Total Lennar Homebuilding costs and expenses	447,763	501,965

Lennar Homebuilding operating margins	18,946	18,811
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities	8,661	(8,894)
Lennar Homebuilding other income, net	29,960	14,203
Other interest expense	(22,079)	(18,665)

Lennar Homebuilding operating earnings	$35,488	5,455

Lennar Financial Services revenues	$57,713	53,365
Lennar Financial Services costs and expenses	56,530	54,266

Lennar Financial Services operating earnings (loss)	$1,183	(901)

Rialto Investments revenues	$33,623	301
Rialto Investments costs and expenses	28,349	1,403
Rialto Investments equity in earnings from unconsolidated entities	4,525	143
Rialto Investments other income, net	13,203	—

Rialto Investments operating earnings (loss)	$23,002	(959)

Total operating earnings	$59,673	3,595
Corporate general and administrative expenses	(23,352)	(22,640)

Earnings (loss) before income taxes	$36,321	(19,045)

Revenues from home sales decreased 11% in the first quarter of 2011 to $457.9 million from $513.3 million in 2010. Revenues were lower primarily due to a 7% decrease in the average sales price of homes delivered and a 4% decrease in the number of home deliveries, excluding unconsolidated entities. New home deliveries, excluding unconsolidated entities, decreased to 1,903 homes in the first quarter of 2011 from 1,988 homes last year. Due to the decreased demand for new homes primarily driven by the absence of the federal tax credit in the current period, there was a decrease in home deliveries in Homebuilding Other and in all of our Homebuilding segments except for our Homebuilding East segment. The increase in home deliveries in our Homebuilding East segment was primarily a result of a 39% increase in the segment’s active community count. The average sales price of homes delivered decreased to $240,000 in the first quarter of 2011, primarily in our Homebuilding West segment due to a shift to smaller square footage homes generating a lower average sales price. The average sales price of homes delivered was $258,000 in the first quarter of 2010. Sales incentives offered to homebuyers were $33,100 per home delivered in the first quarter of 2011, or 12.1% as a percentage of home sales revenue, compared to $37,100 per home delivered in the same period last year, or 12.5% as a percentage of home sales revenue.

Gross margins on home sales were $91.7 million, or 20.0%, in the first quarter of 2011, compared to $98.4 million, or 19.2%, in the first quarter of 2010. Gross margin percentage on home sales improved compared to last year, primarily due to reduced sales incentives offered to homebuyers as a percentage of revenues from home sales. Gross profits on land sales totaled $2.5 million in the first quarter of 2011, compared to $1.4 million in the first quarter of 2010.

Selling, general and administrative expenses decreased by $5.7 million, or 7%, in the first quarter of 2011, compared to the same period last year. Selling, general and administrative expenses in the first quarter of 2011 included $8.0 million related to the receipt of a settlement discussed below, offset by $6.6 million related to expenses associated with remedying pre-existing liabilities of a previously acquired company. As a percentage of revenues from home sales, selling, general and administrative expenses increased to 16.4% in the first quarter of 2011, from 15.8% in the first quarter of 2010, due to lower revenues.

Lennar Homebuilding equity in earnings (loss) from unconsolidated entities was $8.7 million in the first quarter of 2011, which included our share of a gain on debt extinguishment at one of Lennar Homebuilding’s unconsolidated entities totaling $15.4 million, partially offset by $4.5 million of valuation adjustments related to assets of Lennar Homebuilding’s unconsolidated entities. In the first quarter of 2010, Lennar Homebuilding equity in earnings (loss) from unconsolidated entities was ($8.9) million.

Lennar Homebuilding other income, net, totaled $30.0 million in the first quarter of 2011, which included $29.5 million related to the receipt of a settlement. The parties to certain litigation in which we were the plaintiff entered into a settlement agreement in which they agreed we may make the following statement: “Lennar recently settled litigation against a third party in connection with Lennar’s ongoing dispute with Nicolas Marsch, III and his affiliates. As a result of the settlement, the third party paid Lennar total cash consideration of $37.5 million and that the terms are confidential.” Lennar Homebuilding other income, net, in the first quarter of 2011 also included the recognition of $10.0 million of previously deferred management fee income related to one of Lennar Homebuilding’s unconsolidated entities. However, Lennar Homebuilding other income, net, was reduced by $8.3 million of valuation adjustments to our investments in Lennar Homebuilding’s unconsolidated entities and $4.8 million of write-offs of other assets. In the first quarter of 2010, Lennar Homebuilding other income, net, was $14.2 million.

Homebuilding interest expense was $35.8 million in the first quarter of 2011 ($13.5 million was included in cost of homes sold, $0.2 million in cost of land sold and $22.1 million in other interest expense), compared to $33.2 million in the first quarter of 2010 ($14.3 million was included in cost of homes sold, $0.2 million in cost of land sold and $18.7 million in other interest expense). Interest expense increased due to an increase in the Company’s outstanding debt compared to the same period last year.

Sales of land, Lennar Homebuilding equity in earnings (loss) from unconsolidated entities, Lennar Homebuilding other income, net and net earnings (loss) attributable to noncontrolling interests may vary significantly from period to period depending on the timing of land sales and other transactions entered into by the Company and unconsolidated entities in which it has investments.

Operating earnings for the Lennar Financial Services segment were $1.2 million in the first quarter of 2011, compared to an operating loss of ($0.9) million in the first quarter of 2010. The increase in profitability was primarily due to higher profits per loan in the segment’s mortgage operations and reduced costs in the segment’s title operations.

In the first quarter of 2011, operating earnings for the Rialto Investments segment were $23.0 million (which included $12.0 million of net earnings attributable to noncontrolling interests), compared to an operating loss of ($1.0) million in the same period last year. In the first quarter of 2011, revenues in this segment were $33.6 million, which consisted primarily of accretable interest income associated with the segment’s portfolio of real estate loans, compared to revenues of $0.3 million in the same period last year. In the first quarter of 2011, Rialto Investments other income, net, was $13.2 million, which consisted primarily of gains from acquisition of real estate owned through foreclosure. The segment also had equity in earnings from unconsolidated entities of $4.5 million during the first quarter of 2011, consisting primarily of interest income and unrealized gains related to the Company’s investment in the AllianceBernstein L.P. (“AB”) fund formed under the Federal government’s Public-Private Investment Program (“PPIP”), compared to equity in earnings from unconsolidated entities of $0.1 million in the same period last year. In the first quarter of 2011, expenses in this segment were $28.3 million, which consisted primarily of costs related to its portfolio operations, underwriting expenses related to both completed and abandoned transactions, and other general and administrative expenses, compared to expenses of $1.4 million in the same period last year.

Corporate general and administrative expenses increased by $0.7 million, or 3%, in the first quarter of 2011, compared to the first quarter of 2010. As a percentage of total revenues, corporate general and administrative expenses increased to 4.2% in the first quarter of 2011, from 3.9% in the first quarter of 2010.

Net earnings (loss) attributable to noncontrolling interests were $11.3 million and ($1.0) million, respectively, in the first quarter of 2011 and 2010. Net earnings attributable to noncontrolling interests during the first quarter of 2011 were primarily related to the FDIC’s interest in the portfolios of real estate loans that we acquired in partnership with the FDIC.

A reduction of the carrying amounts of deferred tax assets by a valuation allowance is required if, based on available evidence, it is more likely than not that such assets will not be realized. Based upon an evaluation of all available evidence, during the three months ended February 28, 2011, we recorded a reversal of the deferred tax asset valuation allowance of $8.5 million, primarily due to the net earnings generated during the period. At February 28, 2011, the deferred tax asset valuation allowance was $601.0 million.

Our overall effective income tax rates were (9.62%) and 63.95%, respectively, for the three months ended February 28, 2011 and 2010. The change in the effective tax rate, compared with the same period during 2010, resulted primarily from the reversal of the deferred tax asset valuation allowance due to the net earnings generated during the three months ended February 28, 2011.

Homebuilding Segments

We have grouped our homebuilding activities into four reportable segments, which we refer to as Homebuilding East, Homebuilding Central, Homebuilding West and Homebuilding Houston, based primarily upon similar economic characteristics, geography and product type. Information about homebuilding activities in states that do not have economic characteristics that are similar to those in other states in the same geographic area is grouped under “Homebuilding Other,” which is not a reportable segment. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to homebuilding segments are to those reportable segments.

At February 28, 2011, our reportable homebuilding segments and Homebuilding Other consisted of homebuilding divisions located in:

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

The following tables set forth selected financial and operational information related to our homebuilding operations for the periods indicated:

Selected Financial and Operational Data

	Three Months Ended
	February 28,
(In thousands)	2011	2010
Revenues:
East:
Sales of homes	$186,309	138,693
Sales of land	2,155	3,367

Total East	188,464	142,060

Central:
Sales of homes	66,064	65,775
Sales of land	942	308

Total Central	67,006	66,083

West:
Sales of homes	96,382	162,531
Sales of land	—	1,786

Total West	96,382	164,317

Houston:
Sales of homes	48,664	73,827
Sales of land	4,289	1,967

Total Houston	52,953	75,794

Other:
Sales of homes	60,450	72,522
Sales of land	1,454	—

Total Other	61,904	72,522

Total homebuilding revenues	$466,709	520,776

	Three Months Ended February 28,
(In thousands)	2011	2010
Operating earnings (loss):
East:
Sales of homes	$23,525	15,483
Sales of land	220	1,234
Equity in loss from unconsolidated entities	(377)	(819)
Other income (expense), net	(5,681)	10,583
Other interest expense	(6,667)	(5,958)

Total East	11,020	20,523

Central:
Sales of homes (1)	(11,717)	(2,342)
Sales of land	736	(1,069)
Equity in loss from unconsolidated entities	(402)	(428)
Other income (expense), net	121	(866)
Other interest expense	(3,862)	(2,542)

Total Central	(15,124)	(7,247)

West:
Sales of homes (1)	4,007	735
Sales of land	13	609
Equity in earnings (loss) from unconsolidated entities (2)	12,059	(7,488)
Other income, net (3)	41,006	5,250
Other interest expense	(7,740)	(6,998)

Total West	49,345	(7,892)

Houston:
Sales of homes	48	5,313
Sales of land	780	579
Equity in loss from unconsolidated entities	(10)	(19)
Other income, net	167	368
Other interest expense	(1,026)	(787)

Total Houston	(41)	5,454

Other:
Sales of homes	632	(1,731)
Sales of land	702	—
Equity in loss from unconsolidated entities	(2,609)	(140)
Other expense, net	(5,653)	(1,132)
Other interest expense	(2,784)	(2,380)

Total Other	(9,712)	(5,383)

Total homebuilding operating earnings	$35,488	5,455

(1)	Operating earnings on the sales of homes in Homebuilding Central for the three months ended February 28, 2011 was impacted by $6.6 million of expenses associated with remedying pre-existing liabilities of a previously acquired company. Operating earnings on the sales of homes in Homebuilding West include $8.0 million related to the receipt of a litigation settlement discussed previously in the Overview section.
(2)	Equity in earnings from unconsolidated entities for the three months ended February 28, 2011 include our $15.4 million share of a gain on debt extinguishment at one of our Lennar Homebuilding unconsolidated entities.
(3)	Other income, net, for the three months ended February 28, 2011 includes $29.5 million related to the receipt of a litigation settlement discussed previously in the Overview section and the recognition of $10.0 million of previously deferred management fee income related to one of Lennar Homebuilding’s unconsolidated entities.

Summary of Homebuilding Data

Deliveries:

	Three Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	February 28, 2011	February 28, 2010	February 28, 2011	February 28, 2010	February 28, 2011	February 28, 2010
East	823	609	$186,309	138,693	$226,000	228,000
Central	312	317	66,064	65,775	212,000	207,000
West	341	448	110,992	175,330	325,000	391,000
Houston	219	346	48,664	73,827	222,000	213,000
Other	228	284	60,450	72,522	265,000	255,000

Total	1,923	2,004	$472,479	526,147	$246,000	263,000

Of the total homes delivered listed above, 20 homes with a dollar value of $14.6 million and an average sales price of $731,000 represent home deliveries from unconsolidated entities for the three months ended February 28, 2011, compared to 16 home deliveries with a dollar value of $12.8 million and an average sales price of $800,000 for the three months ended February 28, 2010.

Sales Incentives (1):
	Three Months Ended
	Sales Incentives (In thousands)		Average Sales Incentives Per Home Delivered		Sales Incentives as a % of Revenue
	February 28, 2011	February 28, 2010	February 28, 2011	February 28, 2010	February 28, 2011	February 28, 2010
East	$26,371	23,104	$32,000	37,900	12.5%	14.2%
Central	9,728	11,119	31,200	35,100	12.9%	14.4%
West	9,395	16,298	29,300	37,700	8.9%	9.1%
Houston	8,921	13,228	40,700	38,200	15.5%	15.2%
Other	8,529	9,972	37,400	35,100	12.4%	12.1%

Total	$62,944	73,721	$33,100	37,100	12.1%	12.5%

(1) Sales incentives relate to home deliveries during the period, excluding deliveries by unconsolidated entities.

New Orders (2):
	Three Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	February 28, 2011	February 28, 2010	February 28, 2011	February 28, 2010	February 28, 2011	February 28, 2010
East	982	970	$220,611	211,363	$225,000	218,000
Central	341	416	71,120	84,979	209,000	204,000
West	388	454	127,979	163,357	330,000	360,000
Houston	266	388	59,653	82,552	224,000	213,000
Other	290	349	82,177	86,357	283,000	247,000

Total	2,267	2,577	$561,540	628,608	$248,000	244,000

(2)	New orders represent the number of new sales contracts executed with homebuyers, net of cancellations, during the three months ended February 28, 2011 and 2010.

Of the total new orders listed above, 21 homes with a dollar value of $16.9 million and an average sales price of $806,000 represent new orders from unconsolidated entities for the three months ended February 28, 2011, compared to 9 new orders with a dollar value of $8.0 million and an average sales price of $894,000 for the three months ended February 28, 2010.

Backlog:

	Homes		Dollar Value (In thousands)		Average Sales Price
	February 28, 2011	February 28, 2010	February 28, 2011	February 28, 2010	February 28, 2011	February 28, 2010
East	916	1,043	$225,287	251,205	$246,000	241,000
Central	283	266	58,348	55,141	206,000	207,000
West	226	342	74,825	132,341	331,000	387,000
Houston	292	291	69,900	69,560	239,000	239,000
Other	231	262	69,102	73,291	299,000	280,000

Total	1,948	2,204	$497,462	581,538	$255,000	264,000

Of the total homes in backlog listed above, 4 homes with a backlog dollar value of $4.5 million and an average sales price of $1,115,000 represent the backlog from unconsolidated entities at February 28, 2011, compared with backlog from unconsolidated entities of 2 homes with a backlog dollar value of $2.5 million and an average sales price of $1,238,000 at February 28, 2010.

Backlog represents the number of homes under sales contracts. Homes are sold using sales contracts, which are generally accompanied by sales deposits. In some instances, purchasers are permitted to cancel sales if they fail to qualify for financing or under certain other circumstances. The cancellation rates for the three months ended February 28, 2010 were lower than recent historical and current cancellation rates due to the temporary availability of the federal tax credit in that period. We experienced cancellation rates in our homebuilding segments and Homebuilding Other as follows:

	Three Months Ended
	February 28,
	2011	2010
East	16%	11%
Central	21%	15%
West	14%	11%
Houston	23%	14%
Other	14%	16%

Total	17%	13%

Homebuilding East: Homebuilding revenues increased for the three months ended February 28, 2011, compared to the three months ended February 28, 2010, primarily due to an increase in the number of home deliveries in Florida as a result of approximately a 60% increase in active community count. Gross margins on home sales were $44.6 million, or 23.9%, in 2011, compared to gross margins on home sales of $34.8 million, or 25.1%, in 2010. Although gross margin percentage on homes sales in this segment remain above average compared to the rest of our homebuilding operations, they decreased compared to last year primarily due to the close-out of a community in the prior year which had higher gross margins than the active communities in the current period. Sales incentives offered to homebuyers as a percentage of revenues from home sales were 12.5% in 2011, compared to 14.2% in 2010.

Homebuilding Central: Homebuilding revenues remained consistent for the three months ended February 28, 2011 compared to the three months ended February 28, 2010. Gross margins on home sales were $5.8 million, or 8.7%, in 2011, compared to gross margins on home sales of $8.9 million, or 13.6%, in 2010. Gross margin percentage on homes sales decreased compared to last year primarily due to an increase in valuation adjustments. Sales incentives offered to homebuyers as a percentage of revenues from home sales were 12.9% in 2011, compared to 14.4% in 2010.

Homebuilding West: Homebuilding revenues decreased for the three months ended February 28, 2011, compared to the three months ended February 28, 2010, primarily due to a decrease in the average sales price of homes delivered in the segment and a decrease in the number of home deliveries in California. The decrease in the average sales price of homes delivered in the segment was due to a shift to smaller square footage homes generating a lower average sales price during the first quarter of 2011 because of a change in demand for homes in many of our communities compared to the same period last year. The decrease in the number of home deliveries in California resulted from a decreased demand for new homes primarily driven by the absence of the federal tax credit in the current period. Gross margins on home sales were $21.4 million, or 22.2%, in 2011, compared to gross margins on home sales of $30.8 million, or 19.0%, in 2010. Gross margin percentage on homes sales improved compared to last year primarily due to a combination of home deliveries from new communities with higher gross margins and the continued focus on reducing and controlling costs.

Homebuilding Houston: Homebuilding revenues decreased for the three months ended February 28, 2011, compared to the three months ended February 28, 2010, primarily due to a decrease in the number of home deliveries resulting from a decreased demand for new homes primarily driven by the absence of the federal tax credit in the current period. Gross margins on home sales were $8.4 million, or 17.2%, in 2010, compared to gross margins on home sales of $14.4 million, or 19.5%, in 2009. Gross margin percentage on homes sales decreased compared to last year primarily due to reduced pricing in some lower price point communities to move inventory.

Homebuilding Other: Homebuilding revenues decreased for the three months ended February 28, 2011, compared to the three months ended February 28, 2010, primarily due to a decrease in the number of home deliveries in Minnesota, North and South Carolina, partially offset by an increase in deliveries in Georgia due to the creation of a new division last year. The decrease in deliveries in Minnesota, North and South Carolina was due to a decreased demand for new homes primarily driven by the absence of the federal tax credit in the current period. Gross margins on home sales were $11.6 million, or 19.1%, in 2011, compared to gross margins on home sales of $9.4 million, or 12.9%, in 2010. Gross margin percentage on homes sales improved compared to last year primarily due to a reduction of valuation adjustments. Sales incentives offered to homebuyers as a percentage of revenues from home sales were 12.4% in 2011, compared to 12.1% in 2010.

At February 28, 2011 and 2010, we owned 91,007 homesites and 82,605 homesites, respectively, and had access to an additional 17,432 homesites and 21,569 homesites, respectively, through either option contracts with third parties or agreements with unconsolidated entities in which we have investments. At November 30, 2010, we owned 84,482 homesites and had access to an additional 19,974 homesites through either option contracts with third parties or agreements with unconsolidated entities in which we have investments. At February 28, 2011, 2% of the homesites we owned were subject to home purchase contracts. At February 28, 2011 and 2010, our backlog of sales contracts was 1,948 homes ($497.5 million) and 2,204 homes ($581.5 million), respectively. The decrease in backlog was primarily attributable to a decrease in new orders in the three months ended February 28, 2011, compared to the three months ended February 28, 2010.

Lennar Financial Services Segment

The following table presents selected financial data related to our Lennar Financial Services segment for the periods indicated:

	Three Months Ended February 28,
(Dollars in thousands)	2011	2010
Revenues	$57,713	53,365
Costs and expenses	56,530	54,266

Operating earnings (loss)	$1,183	(901)

Dollar value of mortgages originated	$557,000	551,000

Number of mortgages originated	2,700	2,500

Mortgage capture rate of Lennar homebuyers	77%	85%

Number of title and closings service transactions	22,800	23,300

Number of title policies issued	32,600	24,800

Rialto Investments Segment

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

The following table presents the results of operations of our Rialto segment for the periods indicated:

	Three Months Ended February 28,
(In thousands)	2011	2010
Revenues	$33,623	301
Costs and expenses	28,349	1,403
Rialto Investments equity in earnings from unconsolidated entities	4,525	143
Rialto Investments other income, net	13,203	—

Operating earnings (loss) (1)	$23,002	(959)

(1)	Operating earnings for the three months ended February 28, 2011 include $12.0 million of net earnings attributable to noncontrolling interests.

Distressed Asset Portfolios

In February 2010, the Rialto segment acquired indirectly 40% managing member equity interests in two limited liability companies (“LLCs”), in partnership with the FDIC. The LLCs hold performing and non-performing loans formerly owned by 22 failed financial institutions and when the Rialto segment acquired its interests in the LLCs, the two portfolios consisted of approximately 5,500 distressed residential and commercial real estate loans. The FDIC retained 60% equity interests in the LLCs and provided $626.9 million of financing with 0% interest, which is non-recourse to us and the LLCs. As of February 28, 2011, the notes payable balance was $626.9 million; however, $125.6 million of cash collections on loans in excess of expenses has been deposited in a defeasance account, established for the repayment of the notes payable, under the agreement with the FDIC. The funds in the defeasance account will be used to retire the notes payable upon their maturity.

The LLCs met the accounting definition of variable interest entities (“VIEs”) and since we were determined to be the primary beneficiary, we consolidated the LLCs. At February 28, 2011, these consolidated LLCs had total combined assets and liabilities of $1.4 billion and $0.6 billion, respectively.

In September 2010, the Rialto segment acquired approximately 400 distressed residential and commercial real estate loans and over 300 real estate owned (“REO”) properties from three financial institutions. We paid $310 million for the distressed real estate and real estate related assets of which, $125 million was financed through a 5-year senior unsecured note provided by one of the selling institutions.

Investments

An affiliate in the Rialto segment is a sub-advisor to the AB PPIP fund and receives management fees for sub-advisory services. We also made a commitment of $75 million in the AB PPIP fund of which the remaining outstanding commitment as of February 28, 2011 was $11.2 million. As of February 28, 2011 and November 30, 2010, the carrying value of our investment in the AB PPIP fund was $80.4 million and $77.3 million, respectively.

In November 2010, the Rialto segment completed its first closing of a real estate investment fund (the “Fund”) with initial equity commitments of approximately $300 million (including $75 million committed by the Company). During the three months ended February 28, 2011, the Company contributed $10.6 million to the Fund. In addition, during the three months ended February 28, 2011, the Fund invested $41.5 million for the acquisition of two distressed real estate asset portfolios. The combined portfolios include approximately 80 real estate loans with a total aggregate unpaid principal balance of approximately $125 million. As of February 28, 2011, the carrying value of the Company’s investment in the Fund was $10.6 million.

Additionally, another subsidiary in the Rialto segment also has approximately a 5% investment in a service and infrastructure provider to the residential home loan market (the “Servicer Provider”), which provides services to the consolidated LLCs. As of February 28, 2011 and November 30, 2010, the carrying value of our investment in the Servicer Provider was $9.2 million and $7.3 million, respectively.

(2) Financial Condition and Capital Resources

At February 28, 2011, we had cash and cash equivalents related to our homebuilding, financial services and Rialto operations of $1,206.6 million, compared to $913.2 million at February 28, 2010.

We finance our land acquisition and development activities, construction activities, financial services activities, Rialto activities and general operating needs primarily with cash generated from our operations, debt issuances and equity offerings, as well as cash borrowed under our warehouse lines of credit.

Operating Cash Flow Activities

During the three months ended February 28, 2011 and 2010, cash provided by operating activities amounted to $9.7 million and $89.4 million, respectively. During the three months ended February 28, 2011, cash provided by operating activities were positively impacted by our net earnings, a decrease in Financial Services loans held-for-sale and a decrease in receivables. This was partially offset by a decrease in accounts payable and other liabilities and an increase in inventories due to strategic land purchases. The decrease in cash provided by operating activities from the three months ended February 28, 2010 to the three months ended February 28, 2011 is primarily due to the $93.8 million tax refund received in the first quarter of 2010, which positively impacted cash provided by operating activities during that period.

Investing Cash Flow Activities

During the three months ended February 28, 2011 and 2010, cash used in investing activities totaled $2.1 million and $424.1 million, respectively. During the three months ended February 28, 2011, we received $50.0 million of principal payments on Rialto Investments loans receivable, $7.6 million of distributions of capital from Lennar Homebuilding unconsolidated entities and $7.8 million of proceeds from the sale of REO. This was partially offset by $25.2 million of cash contributions to Lennar Homebuilding unconsolidated entities primarily for working capital, $10.6 million of cash contributions to the Fund, which is a Rialto Investments unconsolidated entity, and a $24.3 million increase in Rialto Investments defeasance cash.

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

We are always evaluating the possibility of acquiring homebuilders and other companies. However, at February 28, 2011, we had no agreements or understandings regarding any significant transactions.

Financing Cash Flow Activities

During the three months ended February 28, 2011 and 2010, our cash used in financing activities was primarily attributed to principal payments on other borrowings, partial redemption of senior notes in the prior year and net repayments under our Lennar Financial Services’ warehouse repurchase facilities.

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

(Dollars in thousands)	February 28, 2011	November 30, 2010	February 28, 2010
Lennar Homebuilding debt	$3,129,065	3,128,154	2,682,928
Stockholders’ equity	2,640,377	2,608,949	2,435,191

Total capital	$5,769,442	5,737,103	5,118,119

Lennar Homebuilding debt to total capital	54.2%	54.5%	52.4%

Lennar Homebuilding debt	$3,129,065	3,128,154	2,682,928
Less: Lennar Homebuilding cash and cash equivalents	1,014,000	1,207,247	732,386

Net Lennar Homebuilding debt	$2,115,065	1,920,907	1,950,542

Net Lennar Homebuilding debt to total capital (1)	44.5%	42.4%	44.5%

(1)	Net Lennar Homebuilding debt to total capital consists of net Lennar Homebuilding debt (Lennar Homebuilding debt less Lennar Homebuilding cash and cash equivalents) divided by total capital (net Lennar Homebuilding debt plus stockholders’ equity).

At February 28, 2011, Lennar Homebuilding debt to total capital was higher compared to February 28, 2010, due to the increase in Lennar Homebuilding debt as a result of an increase in senior notes, partially offset by an increase in stockholder’s equity primarily related to our net earnings.

Our Lennar Homebuilding average debt outstanding was $3.1 billion for the three months ended February 28, 2011, compared to $2.7 billion for the three months ended February 28, 2010. The average rate for interest incurred was 5.7% for the three months ended February 28, 2011, compared to 6.3% for the three months ended February 28, 2010. Interest incurred related to homebuilding debt for the three months ended February 28, 2011 was $49.9 million, compared to $45.9 million in the same period last year. The majority of our short-term financing needs, including financings for land acquisition and development activities and general operating needs, are met with cash generated from operations and proceeds of debt issuances.

We have a $150 million Letter of Credit and Reimbursement Agreement (“LC Agreement”) with certain financial institutions. The LC Agreement may be increased to $200 million, although there are currently no commitments for the additional $50 million. We believe we were in compliance with our debt covenants at February 28, 2011.

Our performance letters of credit outstanding were $74.8 million and $78.9 million, respectively, at February 28, 2011 and November 30, 2010. Our financial letters of credit outstanding were $201.9 million and $195.0 million, respectively, at February 28, 2011 and November 30, 2010. Performance letters of credit are generally posted with regulatory bodies to guarantee our performance of certain development and construction activities, and financial letters of credit are generally posted in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral.

At February 28, 2011, our Lennar Financial Services segment has a warehouse repurchase facility with a maximum aggregate commitment of $150 million and an additional uncommitted amount of $50 million that matures in February 2012, and another warehouse repurchase facility with a maximum aggregate commitment of $175 million that matures in July 2011. The maximum aggregate commitment under these facilities totaled $325 million as of February 28, 2011.

Our Lennar Financial Services segment uses these facilities to finance its lending activities until the mortgage loans are sold to investors and expects the facilities to be renewed or replaced with other facilities when they mature. Borrowings under the facilities were $122.3 million and $271.6 million, respectively, at February 28, 2011 and November 30, 2010, and were collateralized by mortgage loans and receivables on loans sold to investors but not yet paid for with outstanding principal balances of $128.8 million and $286.0 million, respectively, at February 28, 2011 and November 30, 2010.

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

Changes in Capital Structure

We have a stock repurchase program which permits the purchase of up to 20 million shares of our outstanding common stock. During the three months ended February 28, 2011 and 2010, there were no repurchases of common stock under the stock repurchase program. As of February 28, 2011, 6.2 million shares of common stock can be repurchased in the future under the program.

During the three months ended February 28, 2011, treasury stock increased by an immaterial amount of common shares.

On February 8, 2011, we paid cash dividends of $0.04 per share for both our Class A and Class B common stock to holders of record at the close of business on January 25, 2011, as declared by our Board of Directors on January 12, 2011.

Based on our current financial condition and credit relationships, we believe that our operations and borrowing resources will provide for our current and long-term capital requirements at our anticipated levels of activity.

Off-Balance Sheet Arrangements

Lennar Homebuilding: Investments in Unconsolidated Entities

At February 28, 2011, we had equity investments in 38 unconsolidated entities (of which 14 had recourse debt, 9 non-recourse debt and 15 had no debt), compared to 42 unconsolidated entities at November 30, 2010. Historically, we invested in unconsolidated entities that acquire and develop land (1) for our homebuilding operations or for sale to third parties or (2) for the construction of homes for sale to third-party homebuyers. Through these entities, we primarily sought to reduce and share our risk by limiting the amount of our capital invested in land, while obtaining access to potential future homesites and allowing us to participate in strategic ventures. The use of these entities also, in some instances, enabled us to acquire land to which we could not otherwise obtain access, or could not obtain access on as favorable terms, without the participation of a strategic partner. Participants in these joint ventures are land owners/developers, other homebuilders and financial or strategic partners. Joint ventures with land owners/developers have given us access to homesites owned or controlled by our partner. Joint ventures with other homebuilders have provided us with the ability to bid jointly with our partner for large land parcels. Joint ventures with financial partners have allowed us to combine our homebuilding expertise with access to our partners’ capital. Joint ventures with strategic partners have allowed us to combine our homebuilding expertise with the specific expertise (e.g., commercial or infill experience) of our partner. Each joint venture is governed by an executive committee consisting of members from the partners.

Summarized condensed financial information on a combined 100% basis related to Lennar Homebuilding’s unconsolidated entities that are accounted for by the equity method was as follows:

Statements of Operations and Selected Information

	Three Months Ended February 28,
(Dollars in thousands)	2011	2010
Revenues	$67,063	56,755
Costs and expenses	88,580	79,180
Other income	123,007	—

Net earnings (loss) of unconsolidated entities	$101,490	(22,425)

Our share of net earnings (loss)	$23,000	(8,156)
Our share of net earnings (loss) – recognized (1)	$8,661	(8,894)
Our cumulative share of net earnings – deferred at February 28, 2011 and 2010, respectively	$8,419	11,064
Our investments in unconsolidated entities	$642,874	599,649
Equity of the unconsolidated entities	$2,259,782	2,230,553

Our investment % in the unconsolidated entities	28%	27%

(1)	For the three months ended February 28, 2011, our share of net earnings recognized includes a $15.4 million gain related to our share of a $123.0 million gain on debt extinguishment at a Lennar Homebuilding unconsolidated entity, partially offset by $4.5 million of valuation adjustments related to assets of Lennar Homebuilding’s unconsolidated entities.

Balance Sheets

(In thousands)	February 28, 2011	November 30, 2010
Assets:
Cash and cash equivalents	$75,768	82,573
Inventories	3,286,866	3,371,435
Other assets	315,280	307,244

	$3,677,914	3,761,252

Liabilities and equity:
Accounts payable and other liabilities	$275,652	327,824
Debt	1,142,480	1,284,818
Equity	2,259,782	2,148,610

	$3,677,914	3,761,252

In fiscal 2007, we sold a portfolio of land to a strategic land investment venture with Morgan Stanley Estate Fund II, L.P., an affiliate of Morgan Stanley & Co., Inc., in which we have a 20% ownership interest and 50% voting rights. Due to our continuing involvement, the transaction did not qualify as a sale by us under GAAP; thus, the inventory has remained on our condensed consolidated balance sheets in consolidated inventory not owned. As of February 28, 2011 and November 30, 2010, the portfolio of land (including land development costs) of $407.0 million and $424.5 million, respectively, is also reflected as inventory in the summarized condensed financial information related to Lennar Homebuilding’s unconsolidated entities in which we have investments.

Debt to total capital of the Lennar Homebuilding unconsolidated entities in which we have investments was calculated as follows:

(Dollars in thousands)	February 28, 2011	November 30, 2010
Debt	$1,142,480	1,284,818
Equity	2,259,782	2,148,610

Total capital	$3,402,262	3,433,428

Debt to total capital of our unconsolidated entities	33.6%	37.4%

Our investments in Lennar Homebuilding unconsolidated entities by type of venture were as follows:

(In thousands)	February 28, 2011	November 30, 2010
Land development	$553,666	530,004
Homebuilding	89,208	96,181

Total investments	$642,874	626,185

The summary of our net recourse exposure related to the Lennar Homebuilding unconsolidated entities in which we have investments was as follows:

(In thousands)	February 28, 2011	November 30, 2010
Several recourse debt – repayment	$70,432	33,399
Several recourse debt – maintenance	16,399	29,454
Joint and several recourse debt – repayment	48,365	48,406
Joint and several recourse debt – maintenance	43,466	61,591

Lennar’s maximum recourse exposure	178,662	172,850
Less: joint and several reimbursement agreements with our partners	(57,167)	(58,878)

Lennar’s net recourse exposure	$121,495	113,972

During the three months ended February 28, 2011, our maximum recourse exposure related to indebtedness of our Lennar Homebuilding unconsolidated entities increased by $5.8 million, which includes $36.3 million increase for consideration given in the form of a several guarantee in connection with the favorable debt maturity extension and principal reduction at Heritage Fields El Toro, one of our Lennar Homebuilding unconsolidated entities as discussed in the following table. This increase was partially offset by reductions in our maximum recourse exposure with regard to other unconsolidated entities, of which $2.3 million was paid by us primarily through capital contributions to unconsolidated entities and $28.2 million related to the consolidation of a joint venture, the restructuring of a guarantee and the joint ventures selling inventory.

As of February 28, 2011, we had $6.9 million of obligation guarantees accrued as a liability on our condensed consolidated balance sheet, compared to $10.2 million as of November 30, 2010. During the three months ended February 28, 2011, the liability was reduced by $2.6 million related to a change in estimate of a previously accrued obligation guarantee and by a $0.7 million cash payment related to another obligation guarantee previously recorded. The obligation guarantees are estimated based on current facts and circumstances and any unexpected changes may lead us to incur additional obligation guarantees in the future.

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

(In thousands)	February 28, 2011	November 30, 2010
Assets (1)	$2,269,922	990,028
Liabilities (1)	954,906	487,606
Equity (1)	1,315,016	502,422

(1)	In the three months ended February 28, 2011, Heritage Fields El Toro, one of Lennar Homebuilding’s unconsolidated entities, extended the maturity of its $573.5 million debt without recourse to Lennar until 2018. In exchange for the extension and partial debt extinguishment, which reduced the outstanding debt balance to $481.0 million as of February 28, 2011, all the partners agreed to provide a limited several repayment guarantee on the outstanding debt, which resulted in a $36.3 million increase to our maximum recourse exposure and a subsequent increase to assets, liabilities and equity of Lennar Homebuilding unconsolidated entities that have recourse debt. In addition, we recognized a $15.4 million gain for our share of the $123.0 million gain on debt extinguishment.

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

During the three months ended February 28, 2011, there were: (1) payments of $1.7 million under our maintenance guarantees and (2) other loan paydowns of $0.6 million, a portion of which related to amounts paid under our repayment guarantees. During the three months ended February 28, 2010, there were: (1) no payments under maintenance guarantees and (2) other loan paydowns of $5.9 million, a portion of which related to amounts paid under our repayment guarantees. During the three months ended February 28, 2011 and 2010, there were no payments under completion guarantees.

As of February 28, 2011, the fair values of the maintenance guarantees, completion guarantees and repayment guarantees were not material. We believe that as of February 28, 2011, in the event we become legally obligated to perform under a guarantee of the obligation of a Lennar Homebuilding unconsolidated entity due to a triggering event under a guarantee, most of the time the collateral should be sufficient to repay at least a significant portion of the obligation or we and our partners would contribute additional capital into the venture.

The total debt of Lennar Homebuilding unconsolidated entities in which we have investments was as follows:

(In thousands)	February 28, 2011	November 30, 2010
Lennar’s net recourse exposure	$121,495	113,972
Reimbursement agreements from partners	57,167	58,878

Lennar’s maximum recourse exposure	$178,662	172,850

Non-recourse bank debt and other debt (partner’s share of several recourse)	$176,229	79,921
Non-recourse land seller debt and other debt	60,620	58,604
Non-recourse debt with completion guarantees	505,069	600,297
Non-recourse debt without completion guarantees	221,900	373,146

Non-recourse debt to Lennar	963,818	1,111,968

Total debt	$1,142,480	1,284,818

Lennar’s maximum recourse exposure as a % of total JV debt	16%	13%

In view of current credit market conditions, it is not uncommon for lenders to real estate developers, including joint ventures in which we have interests, to assert non-monetary defaults (such as failure to meet construction completion deadlines or declines in the market value of collateral below required amounts) or technical monetary defaults against the real estate developers. In most instances, those asserted defaults are resolved by modifications of the loan terms, additional equity investments or other concessions by the borrowers. In addition, in some instances, real estate developers, including joint ventures in which we have interests, are forced to request temporary waivers of covenants in loan documents or modifications of loan terms, which are often, but not always obtained. However, in some instances developers, including joint ventures in which we have interests, are not able to meet their monetary obligations to lenders, and are thus declared in default. Because we sometimes guarantee all or portions of the obligations to lenders of joint ventures in which we have interests, when these joint ventures default on their obligations, lenders may or may not have claims against us. Normally, we do not make payments with regard to guarantees of joint venture obligations while the joint ventures are contesting assertions regarding sums due to their lenders. When it is determined that a joint venture is obligated to make a payment that we have guaranteed and the joint venture will not be able to make that payment, we accrue the amounts probable to be paid by us as a liability. Although we generally fulfill our guarantee obligations within a reasonable time after we determine that we are obligated with regard to them, at any point in time it is likely that we will have some balance of unpaid guarantee liability. At February 28, 2011, the liability for unpaid guarantees of joint venture indebtedness on our consolidated balance sheet totaled $6.9 million.

The following table summarizes the principal maturities of our Lennar Homebuilding unconsolidated entities (“JVs”) debt as per current debt arrangements as of February 28, 2011 and does not represent estimates of future cash payments that will be made to reduce debt balances. Many JV loans have extension options in the loan agreements that would allow the loans to be extended into future years.

			Principal Maturities of Unconsolidated JVs by Period
(In thousands)	Total JV Assets (1)		Total JV Debt	2011	2012	2013	Thereafter	Other Debt (2)
Net recourse debt to Lennar	$		121,495	38,893	23,230	13,547	45,825	—
Reimbursement agreements			57,167	—	21,733	8,434	27,000	—

Maximum recourse debt exposure to Lennar		$2,269,922	178,662	38,893	44,963	21,981	72,825	—
Debt without recourse to Lennar		1,120,607	963,818	207,368	58,074	44,493	591,342	62,541

Total		$3,390,529	1,142,480	246,261	103,037	66,474	664,167	62,541

(1)	Excludes unconsolidated joint venture assets where the joint venture has no debt.
(2)	Represents land seller debt and other debt.

The following table is a breakdown of the assets, debt and equity of the Lennar Homebuilding unconsolidated joint ventures by partner type as of February 28, 2011:

(Dollars in thousands)	Total JV Assets		Maximum Recourse Debt Exposure to Lennar	Reimbursement Agreements	Net Recourse Debt to Lennar	Total Debt Without Recourse to Lennar	Total JV Debt	Total JV Equity	JV Debt to Total Capital Ratio	Remaining Homes/ Homesites in JV
Partner Type:
Financial		$2,459,549	66,250	27,000	39,250	669,106	735,356	1,465,732	33%	41,823
Land Owners/Developers		480,496	35,763	—	35,763	117,773	153,536	272,394	36%	17,111
Strategic		383,755	55,051	21,733	33,318	31,111	86,162	286,836	23%	6,702
Other Builders		354,114	21,598	8,434	13,164	83,287	104,885	234,820	31%	6,087

Total		$3,677,914	178,662	57,167	121,495	901,277	1,079,939	2,259,782	32%	71,723

Land seller debt and other debt	$		—	—	—	62,541	62,541

Total JV debt	$		178,662	57,167	121,495	963,818	1,142,480

The table below indicates the assets, debt and equity of our 10 largest Lennar Homebuilding unconsolidated joint venture investments as of February 28, 2011:

(Dollars in thousands)	Lennar’s Investment		Total JV Assets	Maximum Recourse Debt Exposure to Lennar	Reimbursement Agreements	Net Recourse Debt to Lennar	Total Debt Without Recourse to Lennar	Total JV Debt	Total JV Equity	JV Debt to Total Capital Ratio
Top Ten JVs (1):
Heritage Fields El Toro		$124,909	1,323,850	36,250	—	36,250	444,751	481,001	823,029	37%
Platinum Triangle Partners		108,861	269,773	43,466	21,733	21,733	—	43,466	216,165	17%
Central Park West Holdings		63,531	190,600	30,000	27,000	3,000	112,873	142,873	46,204	76%
Newhall Land Development		45,313	448,995	—	—	—	—	—	261,373	—
Runkle Canyon		37,068	75,567	—	—	—	—	—	74,137	—
Ballpark Village		36,430	125,754	—	—	—	52,910	52,910	72,419	42%
LS College Park		34,958	68,664	—	—	—	—	—	68,412	—
MS Rialto Residential Holdings		29,240	415,093	—	—	—	94,646	94,646	307,323	24%
Treasure Island Community Development		22,547	46,422	—	—	—	—	—	45,125	—
Rocking Horse Partners		18,677	46,786	—	—	—	8,308	8,308	37,342	18%

10 largest JV investments		521,534	3,011,504	109,716	48,733	60,983	713,488	823,204	1,951,529	30%

Other JVs		121,340	666,410	68,946	8,434	60,512	187,789	256,735	308,253	45%

Total		$642,874	3,677,914	178,662	57,167	121,495	901,277	1,079,939	2,259,782	32%

Land seller debt and other debt	$			—	—	—	62,541	62,541

Total JV debt	$			178,662	57,167	121,495	963,818	1,142,480

(1)	All of the joint ventures presented in the table above operate in our Homebuilding West segment except for Rocking Horse Partners, which operates in our Homebuilding Central segment, and MS Rialto Residential Holdings, which operates in all of our homebuilding segments and Homebuilding Other.

The table below indicates the percentage of assets, debt and equity of our 10 largest Lennar Homebuilding unconsolidated joint venture investments, as of February 28, 2011:

	% of Total JV Assets	% of Maximum Recourse Debt Exposure to Lennar	% of Net Recourse Debt to Lennar	% of Total Debt Without Recourse to Lennar	% of Total JV Equity
10 largest JVs	82%	61%	50%	79%	86%
Other	18%	39%	50%	21%	14%

Total	100%	100%	100%	100%	100%

Rialto Investments: Investments in Unconsolidated Entities

An affiliate in the Rialto segment is a sub-advisor to the AB PPIP fund and receives management fees for sub-advisory services. As of February 28, 2011, 85% of committed capital has been called including $63.8 million of the $75 million we committed to invest. As of February 28, 2011, the AB PPIP fund has invested approximately $4.1 billion to purchase $6.5 billion in face amount of non-agency residential mortgage-backed securities and commercial mortgage-backed securities and this investment is included in the investment securities reflected in the summarized condensed balance sheets of Rialto’s unconsolidated entities. The gross yield of the fund since its inception has totaled approximately 51%. As of February 28, 2011 and November 30, 2010, the carrying value of our investment in the AB PPIP fund was $80.4 million and $77.3 million, respectively.

During 2010, we committed to invest $75 million in the Rialto segment’s Fund. During the three months ended February 28, 2011, we contributed $10.6 million to the Fund. During the three months ended February 28, 2011, the Fund invested $41.5 million for the acquisition of two distressed real estate asset portfolios. The combined portfolios include approximately 80 real estate loans with a total aggregate unpaid principal balance of approximately $125 million. As of February 28, 2011, the carrying value of our investment in the Fund was $10.6 million.

Additionally, another subsidiary in the Rialto segment also has approximately a 5% investment in the Servicer Provider, which provides services to the consolidated LLCs. As of February 28, 2011 and November 30, 2010, the carrying value of our investment in the Servicer Provider was $9.2 million and $7.3 million, respectively.

Summarized condensed financial information on a combined 100% basis related to Rialto’s investment in unconsolidated entities that are accounted for by the equity method was as follows:

Balance Sheets

(In thousands)	February 28, 2011	November 30, 2010
Assets:
Cash and cash equivalents	$ 56,537	42,793
Investment securities	4,617,758	4,341,226
Other assets	171,838	181,600

	$4,846,133	4,565,619

Liabilities and equity:
Accounts payable and other liabilities	$250,231	110,921
Partner loans	137,820	137,820
Debt	1,955,000	1,955,000
Equity	2,503,082	2,361,878

	$4,846,133	4,565,619

Statements of Operations

	Three Months Ended February 28,
(In thousands)	2011	2010
Revenues	$116,888	84,187
Costs and expenses	51,471	89,450
Other income, net	86,788	—

Net earnings (loss) of unconsolidated entities	$152,205	(5,263)

Rialto Investments’ share of net earnings recognized	$4,525	143

Option Contracts

We have access to land through option contracts, which generally enables us to control portions of properties owned by third parties (including land funds) and unconsolidated entities until we have determined whether to exercise the option.

The table below indicates the number of homesites owned and homesites to which we had access through option contracts with third parties (“optioned”) or unconsolidated joint ventures (“JVs”) (i.e., controlled homesites) at February 28, 2011 and 2010:

	Controlled Homesites
February 28, 2011	Optioned	JVs	Total	Owned Homesites	Total Homesites
East	4,126	1,578	5,704	26,786	32,490
Central	1,072	1,589	2,661	16,179	18,840
West	258	6,454	6,712	28,521	35,233
Houston	1,117	298	1,415	10,409	11,824
Other	866	74	940	9,112	10,052

Total homesites	7,439	9,993	17,432	91,007	108,439

	Controlled Homesites
February 28, 2010	Optioned	JVs	Total	Owned Homesites	Total Homesites
East	5,230	1,776	7,006	28,361	35,367
Central	1,307	2,610	3,917	15,363	19,280
West	20	7,236	7,256	25,083	32,339
Houston	798	2,067	2,865	6,636	9,501
Other	451	74	525	7,162	7,687

Total homesites	7,806	13,763	21,569	82,605	104,174

We evaluate all option contracts for land to determine whether they are VIEs and, if so, whether we are the primary beneficiary of certain of these option contracts. Although we do not have legal title to the optioned land, if we are deemed to be the primary beneficiary, we are required to consolidate the land under option at the purchase price of the optioned land. During the three months ended February 28, 2011, the effect of consolidation of these option contracts was a net increase of $5.3 million to consolidated inventory not owned with a corresponding increase to liabilities related to consolidated inventory not owned in our condensed consolidated balance sheet as of February 28, 2011. To reflect the purchase price of the inventory consolidated, we reclassified the related option deposits from land under development to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of February 28, 2011. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and our cash deposits. The increase to consolidated inventory not owned was offset by our exercise of options to acquire land under certain contracts previously consolidated, resulting in a net decrease in consolidated inventory not owned of $18.2 million for the three months ended February 28, 2011.

Our exposure to loss related to our option contracts with third parties and unconsolidated entities consisted of our non-refundable option deposits and pre-acquisitions costs totaling $154.7 million and $157.4 million, respectively, at February 28, 2011 and November 30, 2010. Additionally, we had posted $48.8 million and $48.9 million, respectively, of letters of credit in lieu of cash deposits under certain option contracts as of February 28, 2011 and November 30, 2010.

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments have not changed materially from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended November 30, 2010.

We are subject to the usual obligations associated with entering into contracts (including option contracts) for the purchase, development and sale of real estate in the routine conduct of our business. Option contracts for the purchase of land generally enable us to defer acquiring portions of properties owned by third parties and unconsolidated entities until we have determined whether to exercise our option. This reduces our financial risk associated with land holdings. At February 28, 2011, we had access to 17,432 homesites through option contracts with third parties and unconsolidated entities in which we have investments. At February 28, 2011, we had $154.7 million of non-refundable option deposits and pre-acquisition costs related to certain of these homesites and $48.8 million of letters of credit posted in lieu of cash deposits under certain option contracts.

At February 28, 2011, we had letters of credit outstanding in the amount of $276.7 million (which included the $48.8 million of letters of credit discussed above). These letters of credit are generally posted either with regulatory bodies to guarantee our performance of certain development and construction activities, or in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral. Additionally, at February 28, 2011, we had outstanding performance and surety bonds related to site improvements at various projects (including certain projects in our joint ventures) of $710.0 million. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all of the development and construction activities are completed. As of February 28, 2011, there were approximately $331.4 million, or 47%, of costs to complete related to these site improvements. We do not presently anticipate any draws upon these bonds, but if any such draws occur, we do not believe they would have a material effect on our financial position, results of operations or cash flows.

Our Lennar Financial Services segment had a pipeline of loan applications in process of $491.5 million at February 28, 2011. Loans in process for which interest rates were committed to the borrowers and builder commitments for loan programs totaled approximately $165.0 million as of February 28, 2011. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers or because borrowers may not meet certain criteria at the time of closing, the total commitments do not necessarily represent future cash requirements.

Our Lennar Financial Services segment uses mandatory mortgage-backed securities (“MBS”) forward commitments, option contracts and investor commitments to hedge our mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments, option contracts and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At February 28, 2011, we had open commitments amounting to $217.0 million to sell MBS with varying settlement dates through May 2011.

(3) New Accounting Pronouncements

See Note 16 of our condensed consolidated financial statements included under Item 1 of this Report for a discussion of new accounting pronouncements applicable to our Company.

(4) Critical Accounting Policies

We believe that there have been no significant changes to our critical accounting policies during the three months ended February 28, 2011, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended November 30, 2010. Even though our critical accounting policies have not changed in any significant way during the three months ended February 28, 2011, the following provides additional disclosures about our process to estimate the fair value for the real estate owned (“REO”) acquired through foreclosure of a loan receivable.

Real Estate Owned

REO represents real estate that our Rialto segment has taken control or has effective control of in partial or full satisfaction of loans receivable. At the time of acquisition through foreclosure of a loan, REO is recorded at fair value less estimated costs to sell if classified as held-for-sale and at fair value if classified as held-and-used, which becomes the property’s new basis. The fair values of these assets are determined in part by placing reliance on third party appraisals of the properties and/or internally prepared analysis of recent offers or prices on comparable properties in the proximate vicinity. The third party appraisals and internally developed analysis are significantly impacted by the local market economy, market supply and demand, competitive conditions and prices on comparable properties, adjusted for date of sale, location, property size and other factors. Each REO is unique and is analyzed in the context of the particular market where the property is located. In order to establish the significant assumptions for a particular REO, we analyze historical trends, including trends achieved by our local homebuilding operations, if applicable, and current trends in the market and economy impacting the REO. Using available trend information, we then calculate our best estimate of fair value, which can include projected cash flows discounted at a rate we believe a market participant would determine to be commensurate with the inherent risks associated with the assets and related estimated cash flow streams.

Changes in economic factors, consumer demand and market conditions, among other things, could materially impact estimates used in the third party appraisals and/or internally prepared analysis of recent offers or prices on comparable properties. Thus, estimates can differ significantly from the amounts ultimately realized by our Rialto segment from disposition of these assets. The amount by which the recorded investment in the loan is less than the REO’s fair value (net of estimated cost to sell if held-for-sale), is recorded as a gain on foreclosure within Rialto Investments’ other income, net, in our condensed consolidated statement of operations. The amount by which the recorded investment in the loan is greater than the REO’s fair value (net of estimated cost to sell if held-for-sale) is initially recorded as a loan impairment within Rialto Investments’ costs and expenses in our condensed consolidated statement of operations and upon foreclosure the amount of the impairment is charged off against the related reserve.

Additionally, REO includes real estate which Rialto has purchased directly from financial institutions. These REOs are recorded at cost or allocated cost if purchased in a bulk transaction.

Subsequent to obtaining REO via foreclosure or directly from a financial institution, management periodically performs valuations using the methodologies described above such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell. Any subsequent valuation adjustments, operating expenses or income, and gains and losses on disposition of such properties are also recognized in Rialto Investments other income, net.

We believe that the accounting for REO is a critical accounting policy because of the significant judgment required in the third party appraisals and/or internally prepared analysis of recent offers or prices on comparable properties in the proximate vicinity used to estimate the fair value of the REOs.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our investments, debt obligations, loans held-for-sale and loans held-for-investment. We utilize forward commitments and option contracts to mitigate the risks associated with our mortgage loan portfolio.

Our Annual Report on Form 10-K for the year ended November 30, 2010 contains information about market risk under “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.” There has been no material changes in our exposure to market risks during the three months ended February 28, 2011.

Item 4.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter that ended on February 28, 2011. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of February 28, 2011 to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Our CEO and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended February 28, 2011. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1 - 5.	Not applicable.

Item 6.	Exhibits.

31.1.	Rule 13a-14(a) certification by Stuart A. Miller, President and Chief Executive Officer.

31.2.	Rule 13a-14(a) certification by Bruce E. Gross, Vice President and Chief Financial Officer.

32.	Section 1350 certifications by Stuart A. Miller, President and Chief Executive Officer, and Bruce E. Gross, Vice President and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lennar Corporation
(Registrant)

Date: April 11, 2011	/s/ Bruce E. Gross
Bruce E. Gross Vice President and Chief Financial Officer

Date: April 11, 2011	/s/ David M. Collins
David M. Collins
Controller

Exhibit Index

Exhibit No.	Description

31.1	Rule 13a-14(a) certification by Stuart A. Miller, President and Chief Executive Officer.

31.2	Rule 13a-14(a) certification by Bruce E. Gross, Vice President and Chief Financial Officer.

32	Section 1350 certifications by Stuart A. Miller, President and Chief Executive Officer, and Bruce E. Gross, Vice President and Chief Financial Officer.