Form 10-Q
period 2011-05-31
LENNAR CORP /NEW/
filed 2011-07-11
CIK 920760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2011

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

Common stock outstanding as of June 30, 2011:

Class A 155,679,891
Class B 31,303,197

Part I. Financial Information

Item 1.	Financial Statements.

Lennar Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

(unaudited)

	May 31, 2011 (1)	November 30, 2010 (1)
ASSETS
Lennar Homebuilding:
Cash and cash equivalents	$945,155	1,207,247
Restricted cash	8,533	8,195
Receivables, net	66,982	82,202
Inventories:
Finished homes and construction in progress	1,523,114	1,491,292
Land and land under development	2,352,681	2,223,300
Consolidated inventory not owned	425,770	455,016

Total inventories	4,301,565	4,169,608
Investments in unconsolidated entities	652,973	626,185
Other assets	337,041	307,810

	6,312,249	6,401,247

Rialto Investments:
Cash and cash equivalents	69,649	76,412
Defeasance cash to retire notes payable	159,609	101,309
Loans receivable	938,786	1,219,314
Real estate owned, net	530,716	258,104
Investments in unconsolidated entities	115,636	84,526
Other assets	28,894	37,949

	1,843,290	1,777,614
Lennar Financial Services	543,690	608,990

Total assets	$8,699,229	8,787,851

(1)	Under certain provisions of Accounting Standards Codification (“ASC”) Topic 810, Consolidations, (“ASC 810”) the Company is required to separately disclose on its condensed consolidated balance sheets the assets of consolidated variable interest entities (“VIEs”) that are owned by the consolidated VIEs and non-recourse liabilities of consolidated VIEs.

As of May 31, 2011, total assets include $2,339.6 million related to consolidated VIEs of which $31.3 million is included in Lennar Homebuilding cash and cash equivalents, $5.1 million in Lennar Homebuilding receivables, net, $160.2 million in Lennar Homebuilding finished homes and construction in progress, $468.8 million in Lennar Homebuilding land and land under development, $79.3 million in Lennar Homebuilding consolidated inventory not owned, $40.9 million in Lennar Homebuilding investments in unconsolidated entities, $160.6 million in Lennar Homebuilding other assets, $63.1 million in Rialto Investments cash and cash equivalents, $159.6 million in Rialto Investments defeasance cash to retire notes payable, $727.5 million in Rialto Investments loans receivable, $430.4 million in Rialto Investments real estate owned, net and $12.8 million in Rialto Investments other assets.

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

Lennar Corporation and Subsidiaries

Condensed Consolidated Balance Sheets — (Continued)

(In thousands, except per share amounts)

(unaudited)

	May 31, 2011 (2)	November 30, 2010 (2)
LIABILITIES AND EQUITY
Lennar Homebuilding:
Accounts payable	$168,398	168,006
Liabilities related to consolidated inventory not owned	358,394	384,233
Senior notes and other debts payable	3,104,317	3,128,154
Other liabilities	638,142	694,142

	4,269,251	4,374,535
Rialto Investments:
Notes payable and other liabilities	768,376	770,714
Lennar Financial Services	402,354	448,219

Total liabilities	5,439,981	5,593,468

Stockholders’ equity:
Preferred stock	—	—
Class A common stock of $0.10 par value; Authorized: May 31, 2011 and November 30, 2010 – 300,000,000 shares; Issued: May 31, 2011 – 167,319,216 and November 30, 2010 – 167,009,774 shares	16,732	16,701
Class B common stock of $0.10 par value; Authorized: May 31, 2011 and November 30, 2010 – 90,000,000 shares; Issued: May 31, 2011 – 32,982,817 and November 30, 2010 – 32,970,914 shares	3,298	3,297
Additional paid-in capital	2,326,968	2,310,339
Retained earnings	920,353	894,108
Treasury stock, at cost; May 31, 2011 – 11,666,670 Class A common shares and 1,679,620 Class B common shares; November 30, 2010 – 11,664,744 Class A common shares and 1,679,620 Class B common shares	(615,506)	(615,496)

Total stockholders’ equity	2,651,845	2,608,949

Noncontrolling interests	607,403	585,434

Total equity	3,259,248	3,194,383

Total liabilities and equity	$8,699,229	8,787,851

(2)	As of May 31, 2011, total liabilities include $930.0 million related to consolidated VIEs as to which there was no recourse against the Company, of which $11.5 million is included in Lennar Homebuilding accounts payable, $52.0 million in Lennar Homebuilding liabilities related to consolidated inventory not owned, $180.9 million in Lennar Homebuilding senior notes and other debts payable, $51.8 million in Lennar Homebuilding other liabilities and $633.8 million in Rialto Investments notes payable and other liabilities.

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

Lennar Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2011	2010	2011	2010
Revenues:
Lennar Homebuilding	$662,476	705,328	1,129,185	1,226,104
Lennar Financial Services	59,422	74,536	117,135	127,901
Rialto Investments	42,595	34,617	76,218	34,918

Total revenues	764,493	814,481	1,322,538	1,388,923

Cost and expenses:
Lennar Homebuilding	630,711	656,689	1,078,474	1,158,654
Lennar Financial Services	56,927	60,883	113,457	115,149
Rialto Investments	32,273	19,514	60,622	20,917
Corporate general and administrative	20,598	22,234	43,950	44,874

Total costs and expenses	740,509	759,320	1,296,503	1,339,594

Lennar Homebuilding equity in earnings (loss) from unconsolidated entities	2,417	(1,402)	11,078	(10,296)
Lennar Homebuilding other income (expense), net (1)	9,511	(253)	39,471	13,950
Other interest expense	(22,468)	(17,516)	(44,547)	(36,181)
Rialto Investments equity in earnings (loss) from unconsolidated entities	(2,973)	(436)	1,552	(293)
Rialto Investments other income, net	15,329	—	28,532	—

Earnings before income taxes	25,800	35,554	62,121	16,509
Benefit (provision) for income taxes	(953)	11,030	1,452	22,602

Net earnings (including net earnings attributable to noncontrolling interests)	24,847	46,584	63,573	39,111
Less: Net earnings attributable to noncontrolling interests (2)	11,062	6,865	22,382	5,915

Net earnings attributable to Lennar	$13,785	39,719	41,191	33,196

Basic earnings per share	$0.07	0.21	0.22	0.18

Diluted earnings per share	$0.07	0.21	0.22	0.18

Cash dividends per each Class A and Class B common share	$0.04	0.04	0.08	0.08

(1)	Lennar Homebuilding other income (expense), net includes $8.4 million of valuation adjustments to investments in unconsolidated entities for the six months ended May 31, 2011.
(2)	Net earnings attributable to noncontrolling interests for the three and six months ended May 31, 2011 include $12.9 million and $24.8 million, respectively, of earnings related to the FDIC’s interest in the portfolio of real estate loans that the Company acquired in partnership with the FDIC. Net earnings attributable to noncontrolling interests for both the three and six months ended May 31, 2010 include $9.6 million of earnings related to the FDIC’s interest in the portfolio of real estate loans that the Company acquired in partnership with the FDIC.

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended
	May 31,
	2011	2010
Cash flows from operating activities:
Net earnings (including net earnings attributable to noncontrolling interests)	$63,573	39,111
Adjustments to reconcile net earnings (including net earnings attributable to noncontrolling interests) to net cash provided by operating activities:
Depreciation and amortization	7,651	6,350
Amortization of discount/premium on debt, net	8,400	1,179
Lennar Homebuilding equity in (earnings) loss from unconsolidated entities	(11,078)	10,296
Distributions of earnings from Lennar Homebuilding unconsolidated entities	11,361	772
Rialto Investments equity in (earnings) loss from unconsolidated entities	(1,552)	293
Distributions of earnings from Rialto Investments unconsolidated entities	2,386	717
Shared based compensation expense	11,506	11,639
Excess tax benefits from share-based awards	(261)	—
Gain on retirement of Lennar Homebuilding debt	—	(13,617)
Loss on retirement of Lennar Homebuilding senior notes	—	11,714
Gains on Rialto Investments real estate owned	(35,336)	—
Gains on sale of Rialto Investments commercial mortgage-backed securities	(4,743)	—
Valuation adjustments and write-offs of option deposits and pre-acquisition costs, other receivables, other assets and Rialto Investments loans receivable	29,034	14,971
Changes in assets and liabilities:
Decrease in restricted cash	2,658	30
Decrease in receivables	19,783	389,042
Increase in inventories, excluding valuation adjustments and write-offs of option deposits and pre-acquisition costs	(50,724)	(131,262)
(Increase) decrease in other assets	(40,923)	18,106
Decrease in Lennar Financial Services loans-held-for-sale	74,255	12,218
Decrease in accounts payable and other liabilities	(81,381)	(96,885)

Net cash provided by operating activities	4,609	274,674

Cash flows from investing activities:
Increase in restricted cash related to cash collateralized letters of credit	—	(125,895)
Net additions of operating properties and equipment	(1,307)	(942)
Investments in and contributions to Lennar Homebuilding unconsolidated entities	(75,901)	(58,151)
Distributions of capital from Lennar Homebuilding unconsolidated entities	13,841	12,771
Investments in and contributions to Rialto Investments unconsolidated entities	(29,708)	(56,315)
Investments in and contributions to Rialto Investments consolidated entities (net of $87.8 million cash and cash equivalents consolidated)	—	(177,225)
Increase in Rialto Investments defeasance cash to retire notes payable	(58,300)	(33,723)
Receipts of principal payments on Rialto Investments loans receivable	38,079	—
Proceeds from sales of Rialto Investments real estate owned	20,851	—
Improvements to Rialto Investments real estate owned	(8,234)	—
(Increase) decrease in Lennar Financial Services loans held-for-investment, net	(1,015)	1,393
Purchases of Lennar Financial Services investment securities	(5,280)	(5,726)
Proceeds from sale of investments in commercial mortgage-backed securities	11,127	—
Proceeds from maturities of Lennar Financial Services investments securities	283	619

Net cash used in investing activities	(95,564)	(443,194)

Lennar Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows — (Continued)

(In thousands)

(unaudited)

	Six Months Ended
	May 31,
	2011	2010
Cash flows from financing activities:
Net repayments under Lennar Financial Services debt	$(82,175)	(56,500)
Proceeds from senior notes	—	247,323
Proceeds from 2.00% convertible senior notes due 2020	—	276,500
Debt issuance costs of senior notes	—	(8,785)
Partial redemption of senior notes	—	(375,421)
Proceeds from other borrowings	1,209	3,926
Principal payments on other borrowings	(62,712)	(83,446)
Exercise of land option contracts from an unconsolidated land investment venture	(17,264)	(27,625)
Receipts related to noncontrolling interests	5,222	10,130
Payments related to noncontrolling interests	(6,164)	(3,128)
Excess tax benefits from shared-based awards	261	—
Common stock:
Issuances	4,853	1,753
Repurchases	(10)	(1,793)
Dividends	(14,946)	(14,787)

Net cash used in financing activities	(171,726)	(31,853)

Net decrease in cash and cash equivalents	(262,681)	(200,373)
Cash and cash equivalents at beginning period	1,394,135	1,457,438

Cash and cash equivalents at end of period	$1,131,454	1,257,065

Summary of cash and cash equivalents:
Lennar Homebuilding	945,155	1,087,698
Lennar Financial Services	116,650	106,435
Rialto Investments	69,649	62,932

	$1,131,454	1,257,065

Supplemental disclosures of non-cash investing and financing activities:
Non-cash contributions to Lennar Homebuilding unconsolidated entities	$14,949	3,322
Non-cash distributions from Lennar Homebuilding unconsolidated entities	$12,043	—
Purchases of inventories financed by sellers	$15,932	9,714
Purchases of Lennar Financial Services investment securities	$46,660	—
Rialto Investments real estate owned acquired in satisfaction/partial satisfaction of loans receivable	$253,904	2,847
Consolidations of newly formed or previously unconsolidated entities, net
Loans receivable	$—	1,183,460
Inventories	$49,522	27,538
Investments in Lennar Homebuilding unconsolidated entities	$(28,574)	(16,882)
Investments in Rialto Investments consolidated entities	$—	(177,225)
Other assets	$3,707	64,377
Debts payable	$(14,703)	(678,726)
Other liabilities	$(9,423)	(4,954)
Noncontrolling interests	$(529)	(397,588)

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

(1) Basis of Presentation

Basis of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Lennar Corporation and all subsidiaries, partnerships and other entities in which Lennar Corporation has a controlling interest and VIEs (see Note 15) in which Lennar Corporation is deemed to be the primary beneficiary (the “Company”). The Company’s investments in both unconsolidated entities in which a significant, but less than controlling, interest is held and in VIEs in which the Company is not deemed to be the primary beneficiary, are accounted for by the equity method. All intercompany transactions and balances have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended November 30, 2010. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the accompanying condensed consolidated financial statements have been made.

The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The condensed consolidated statements of operations for the three and six months ended May 31, 2011 are not necessarily indicative of the results to be expected for the full year.

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

Operations of the Rialto Investments (“Rialto”) segment include sourcing, underwriting, pricing, managing and ultimately monetizing real estate and real estate related assets, as well as providing similar services to others in markets across the country. Rialto’s operating earnings (loss) consists of revenues generated primarily from interest income associated with portfolios of real estate loans acquired in partnership with the FDIC and other portfolios of real estate loans and assets acquired, fees for sub-advisory services, other income, net, consisting primarily of gains upon foreclosure of real estate owned (“REO”) and gains on sale of REO, and equity in earnings (loss) from unconsolidated entities, less the costs incurred by the segment for managing portfolios, providing advisory services, underwriting expenses related to both completed and abandoned transactions, and other general administrative expenses.

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

Financial information relating to the Company’s operations was as follows:

(In thousands)	May 31, 2011	November 30, 2010
Assets:
Homebuilding East	$1,614,828	1,524,095
Homebuilding Central	692,584	716,595
Homebuilding West	2,152,833	2,051,888
Homebuilding Houston	242,815	226,749
Homebuilding Other	737,080	737,486
Rialto Investments (1)	1,843,290	1,777,614
Lennar Financial Services	543,690	608,990
Corporate and unallocated	872,109	1,144,434

Total assets	$8,699,229	8,787,851

(1)	Consists primarily of assets of consolidated VIEs (see Note 8).

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2011	2010	2011	2010
Revenues:
Homebuilding East	$268,605	223,887	457,069	365,947
Homebuilding Central	92,155	101,871	159,161	167,954
Homebuilding West	120,897	179,267	217,279	343,584
Homebuilding Houston	81,886	103,286	134,839	179,080
Homebuilding Other	98,933	97,017	160,837	169,539
Lennar Financial Services	59,422	74,536	117,135	127,901
Rialto Investments	42,595	34,617	76,218	34,918

Total revenues (1)	$764,493	814,481	1,322,538	1,388,923

Operating earnings (loss):
Homebuilding East	$29,391	15,735	40,411	36,258
Homebuilding Central (2)	(3,350)	(456)	(18,474)	(7,703)
Homebuilding West (3)	(8,855)	1,664	40,490	(6,228)
Homebuilding Houston	2,966	9,187	2,925	14,641
Homebuilding Other	1,073	3,338	(8,639)	(2,045)
Lennar Financial Services	2,495	13,653	3,678	12,752
Rialto Investments	22,678	14,667	45,680	13,708

Total operating earnings	46,398	57,788	106,071	61,383
Corporate and unallocated	(20,598)	(22,234)	(43,950)	(44,874)

Earnings before income taxes	$25,800	35,554	62,121	16,509

(1)	Total revenues are net of sales incentives of $89.9 million ($33,900 per home delivered) and $152.8 million ($33,500 per home delivered), respectively, for the three and six months ended May 31, 2011, compared to $90.4 million ($31,100 per home delivered) and $164.1 million ($33,600 per home delivered), respectively, for the three and six months ended May 31, 2010.
(2)	For the three and six months ended May 31, 2011, operating loss includes $1.0 million and $7.6 million, respectively, of expenses associated with remedying pre-existing liabilities of a previously acquired company.
(3)	For the six months ended May 31, 2011, operating earnings include $37.5 million related to the receipt of a litigation settlement, as well as $15.4 million related to the Company’s share of a gain on debt extinguishment and the recognition of $10.0 million of deferred management fees related to management services previously provided by the Company to one of its Lennar Homebuilding unconsolidated entities (see Note 3).

Valuation adjustments and write-offs relating to the Company’s operations were as follows:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2011	2010	2011	2010
Valuation adjustments to finished homes, CIP and land on which the Company intends to build homes:
East	$1,072	2,467	1,803	2,764
Central	201	191	4,077	1,290
West	1,568	1,924	1,582	2,613
Houston	168	40	217	100
Other	319	420	461	4,344

Total	3,328	5,042	8,140	11,111

Valuation adjustments to land the Company intends to sell or has sold to third parties:
East	72	45	92	45
Central	156	446	179	1,780
West	—	116	—	116
Houston	—	—	10	—

Total	228	607	281	1,941

Write-offs of option deposits and pre-acquisition costs:
East	346	—	346	—
Central	26	—	26	—
Houston	—	—	81	—

Total	372	—	453	—

Company’s share of valuation adjustments related to assets of unconsolidated entities:
Central	—	—	371	—
West	—	—	1,660	1,216
Other	—	—	2,495	—

Total	—	—	4,526	1,216

Valuation adjustments to investments of unconsolidated entities:
East (1)	150	401	8,412	401

Total	150	401	8,412	401

Write-offs of other receivables and other assets:
Other	—	—	4,806	1,518

Total	—	—	4,806	1,518

Total valuation adjustments and write-offs of option deposits and pre-acquisition costs, other receivables and other assets	$4,078	6,050	26,618	16,187

(1)	For both the three and six months ended May 31, 2011, the Company recorded a $0.1 million valuation adjustment related to a $29.8 million investment of a Lennar Homebuilding unconsolidated entity, which was the result of a linked transaction. The linked transaction resulted in a pre-tax gain of $38.6 million related to a debt extinguishment due to the Company’s purchase of the Lennar Homebuilding unconsolidated entity’s debt at a discount and a $38.7 million valuation adjustment of the Lennar Homebuilding unconsolidated entity’s inventory upon consolidation. The net pre-tax loss of $0.1 million was included in Lennar Homebuilding other income (expense), net.

The Company recorded higher valuation adjustments during the six months ended May 31, 2011 compared to the six months ended May 31, 2010, as a result of current changes in strategy and other developments regarding certain of the Company’s joint ventures. Demand trends in many communities in which the Company is selling homes have remained depressed and/or decreased despite improved affordability resulting from lower home prices and historically low interest rates. If these trends continue and there is further deterioration in the housing market, it may cause additional pricing pressures and slower absorption. This may potentially lead to additional valuation adjustments in the future. In addition, market conditions may cause the Company to re-evaluate its strategy regarding certain assets that could result in further valuation adjustments and/or additional write-offs of option deposits and pre-acquisition costs due to abandonment of those options contracts.

(3) Lennar Homebuilding Investments in Unconsolidated Entities

Summarized condensed financial information on a combined 100% basis related to Lennar Homebuilding’s unconsolidated entities that are accounted for by the equity method was as follows:

Statements of Operations

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2011	2010	2011	2010
Revenues	$83,251	42,768	150,314	99,523
Costs and expenses	63,894	68,820	152,474	148,000
Other income	—	—	123,007	—

Net earnings (loss) of unconsolidated entities	$19,357	(26,052)	120,847	(48,477)

The Company’s share of net earnings (loss) recognized (1)	$2,417	(1,402)	11,078	(10,296)

(1)	For the six months ended May 31, 2011, the Company’s share of net earnings recognized includes a $15.4 million gain related to the Company’s share of a $123.0 million gain on debt extinguishment at a Lennar Homebuilding unconsolidated entity, partially offset by $4.5 million of valuation adjustments related to assets of Lennar Homebuilding’s unconsolidated entities.

Balance Sheets

	May 31,	November 30,
(In thousands)	2011	2010
Assets:
Cash and cash equivalents	$64,063	82,573
Inventories	3,210,133	3,371,435
Other assets	309,301	307,244

	$3,583,497	3,761,252

Liabilities and equity:
Account payable and other liabilities	$241,170	327,824
Debt	1,066,742	1,284,818
Equity	2,275,585	2,148,610

	$3,583,497	3,761,252

During the first quarter of 2011, a Lennar Homebuilding unconsolidated entity was restructured. As part of the restructuring, the development management agreement (the “Agreement”) between the Company and the unconsolidated entity was terminated and a general release agreement was executed whereby the Company was released from any and all obligations, except any future potential third-party claims, associated with the Agreement. As a result of the restructuring, the termination of the Agreement and the execution of the general release agreement, the Company recognized $10 million of deferred management fees related to management services previously performed by the Company prior to November 30, 2010. The Company is not providing any other services to the unconsolidated entity associated with the deferred management fees recognized.

In 2007, the Company sold a portfolio of land to a strategic land investment venture with Morgan Stanley Estate Fund II, L.P., an affiliate of Morgan Stanley & Co., Inc., in which the Company has a 20% ownership interest and 50% voting rights. Due to the Company’s continuing involvement, the transaction did not qualify as a sale by the Company under GAAP; thus, the inventory has remained on the Company’s condensed consolidated balance sheet in consolidated inventory not owned. As of May 31, 2011 and November 30, 2010, the portfolio of land (including land development costs) of $404.3 million and $424.5 million, respectively, is also reflected as inventory in the summarized condensed financial information related to Lennar Homebuilding’s unconsolidated entities.

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

The summary of the Company’s net recourse exposure related to the Lennar Homebuilding unconsolidated entities in which the Company has investments was as follows:

	May 31,	November 30,
(In thousands)	2011	2010
Several recourse debt – repayment	$68,418	33,399
Several recourse debt – maintenance	2,230	29,454
Joint and several recourse debt – repayment	48,147	48,406
Joint and several recourse debt – maintenance	43,466	61,591

The Company’s maximum recourse exposure	162,261	172,850
Less: joint and several reimbursement agreements with the Company’s partners	(57,078)	(58,878)

The Company’s net recourse exposure	$105,183	113,972

During the six months ended May 31, 2011, the Company’s maximum recourse exposure related to indebtedness of Lennar Homebuilding unconsolidated entities decreased by $46.9 million as a result of $14.6 million paid by the Company primarily through capital contributions to unconsolidated entities and $32.3 million primarily related to the restructuring of a guarantee, the consolidation of a joint venture in the first quarter of 2011 and the joint ventures selling inventory, which was partially offset by a $36.3 million increase in the maximum recourse exposure for consideration given in the form of a several guarantee in connection with the favorable debt maturity extension and principal reduction at Heritage Fields El Toro, one of Lennar Homebuilding’s unconsolidated entities as discussed in the note to the following table.

As of May 31, 2011 and November 30, 2010, the Company had $0.1 million and $10.2 million, respectively, of obligation guarantees accrued as a liability on its condensed consolidated balance sheets. During the six months ended May 31, 2011, the liability was reduced by $10.1 million, of which $7.5 million were cash payments related to obligation guarantees previously recorded and $2.6 million related to a change in estimate of an obligation guarantee. The obligation guarantees are estimated based on current facts and circumstances and any unexpected changes may lead the Company to incur additional obligation guarantees in the future.

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

	May 31,	November 30,
(In thousands)	2011	2010
Assets (1)	$2,189,382	990,028
Liabilities (1)	884,513	487,606
Equity (1)	1,304,869	502,422

(1)	In the first quarter of 2011, Heritage Fields El Toro, one of Lennar Homebuilding’s unconsolidated entities, extended the maturity of its $573.5 million debt until 2018, which at the time was without recourse to Lennar. In exchange for the extension and partial debt extinguishment, which reduced the outstanding debt balance to $481.0 million in the first quarter of 2011, all the partners agreed to provide a limited several repayment guarantee on the outstanding debt, which resulted in a $36.3 million increase to the Company’s maximum recourse exposure and a subsequent increase to assets, liabilities and equity of Lennar Homebuilding unconsolidated entities that have recourse debt. In addition, the Company recognized a $15.4 million gain for its share of the $123.0 million gain on debt extinguishment in the first quarter of 2011.

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

During the three months ended May 31, 2011, there were: (1) no payments under the Company’s maintenance guarantees and (2) other loan paydowns of $12.4 million, a portion of which related to amounts paid under the Company’s repayment guarantees. During the three months ended May 31, 2010, there were: (1) payments of $5.0 million under the Company’s maintenance guarantees and (2) other loan paydowns of $21.1 million, a portion of which related to amounts paid under the Company’s repayment guarantees. During the three months ended May 31, 2011 and 2010, there were no payments under completion guarantees.

During the six months ended May 31, 2011, there were: (1) payments of $1.7 million under the Company’s maintenance guarantees and (2) other loan paydowns of $13.0 million, a portion of which related to amounts paid under the Company’s repayment guarantees. During the six months ended May 31, 2010, there were: (1) payments of $5.0 million under the Company’s maintenance guarantees and (2) other loan paydowns of $27.0 million, a portion of which related to amounts paid under the Company’s repayment guarantees. During the six months ended May 31, 2011 and 2010, there were no payments under completion guarantees.

As of May 31, 2011, the fair values of the maintenance guarantees, repayment guarantees and completion guarantees were not material. The Company believes that as of May 31, 2011, in the event it becomes legally obligated to perform under a guarantee of the obligation of a Lennar Homebuilding unconsolidated entity due to a triggering event under a guarantee, most of the time the collateral should be sufficient to repay at least a significant portion of the obligation or the Company and its partners would contribute additional capital into the venture. In certain instances, the Company has placed performance letters of credit and surety bonds with municipalities for its joint ventures (see Note 11).

The total debt of the Lennar Homebuilding unconsolidated entities in which the Company has investments was as follows:

	May 31,	November 30,
(In thousands)	2011	2010
The Company’s net recourse exposure	$105,183	113,972
Reimbursement agreements from partners	57,078	58,878

The Company’s maximum recourse exposure	$162,261	172,850

Non-recourse bank debt and other debt (partner’s share of several recourse)	$159,872	79,921
Non-recourse land seller debt or other debt	26,400	58,604
Non-recourse debt with completion guarantees	497,177	600,297
Non-recourse debt without completion guarantees	221,032	373,146

Non-recourse debt to the Company	904,481	1,111,968

Total debt	$1,066,742	1,284,818

The Company’s maximum recourse exposure as a % of total JV debt	15%	13%

(4) Equity and Comprehensive Income

The following table reflects the changes in equity attributable to both Lennar Corporation and the noncontrolling interests of its consolidated subsidiaries in which it has less than a 100% ownership interest for the six months ended May 31, 2011 and 2010:

		Stockholders’ Equity
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Treasury Stock	Retained Earnings	Noncontrolling Interests
Balance at November 30, 2010	$3,194,383	16,701	3,297	2,310,339	(615,496)	894,108	585,434
Net earnings (including net earnings attributable to noncontrolling interests)	63,573	—	—	—	—	41,191	22,382
Employee stock and directors plans	7,439	31	1	7,417	(10)	—	—
Amortization of restricted stock	9,212	—	—	9,212	—	—	—
Cash dividends	(14,946)	—	—	—	—	(14,946)	—
Receipts related to noncontrolling interests	5,222	—	—	—	—	—	5,222
Payments related to noncontrolling interests	(6,164)	—	—	—	—	—	(6,164)
Lennar Homebuilding non-cash consolidations	529	—	—	—	—	—	529

Balance at May 31, 2011	$3,259,248	16,732	3,298	2,326,968	(615,506)	920,353	607,403

		Stockholders’ Equity
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Treasury Stock	Retained Earnings	Noncontrolling Interests
Balance at November 30, 2009	$2,588,014	16,515	3,296	2,208,934	(613,690)	828,424	144,535
Net earnings (including net earnings attributable to noncontrolling interests)	39,111	—	—	—	—	33,196	5,915
Employee stock and directors plans	3,878	16	1	5,654	(1,793)	—	—
Amortization of restricted stock	8,127	—	—	8,127	—	—	—
Cash dividends	(14,787)	—	—	—	—	(14,787)	—
Receipts related to noncontrolling interests	10,130	—	—	—	—	—	10,130
Payments related to noncontrolling interests	(3,128)	—	—	—	—	—	(3,128)
Rialto Investments non-cash consolidations	397,588	—	—	—	—	—	397,588

Balance at May 31, 2010	$3,028,933	16,531	3,297	2,222,715	(615,483)	846,833	555,040

Comprehensive income attributable to Lennar for both the three and six months ended May 31, 2011 and 2010 was the same as net earnings attributable to Lennar. Comprehensive income attributable to noncontrolling interests for both the three and six months ended May 31, 2011 and 2010 was the same as the net earnings attributable to noncontrolling interests.

The Company has a stock repurchase program which permits the purchase of up to 20 million shares of its outstanding common stock. There were no share repurchases during both the three and six months ended May 31, 2011 and 2010 under the stock repurchase program. As of May 31, 2011, 6.2 million shares of common stock can be repurchased in the future under the program.

During both the three months and six months ended May 31, 2011, treasury stock increased by an immaterial amount of common shares in connection with activity related to the Company’s equity compensation plans.

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

Based upon an evaluation of all available evidence, during the three and six months ended May 31, 2011, the Company recorded a reversal of its deferred tax asset valuation allowance of $2.3 million and $10.8 million, respectively, primarily due to net earnings generated during the period. At May 31, 2011 and November 30, 2010, the Company’s deferred tax asset valuation allowance was $598.7 million and $609.5 million, respectively. In future periods, the allowance could be reduced based on sufficient evidence indicating that it is more likely than not that a portion or all of the Company’s deferred tax assets will be realized.

At May 31, 2011 and November 30, 2010, the Company had $49.3 million and $46.0 million, respectively, of gross unrecognized tax benefits. If the Company were to recognize its gross unrecognized tax benefits, $29.8 million would affect the Company’s effective tax rate.

The Company expects the total amount of unrecognized tax benefits to decrease by $25.0 million within twelve months as a result of settlements with various taxing authorities and the expiration of certain statutes of limitations.

At May 31, 2011, the Company had $27.3 million accrued for interest and penalties, of which $1.0 million and $4.6 million, respectively, was recorded during the three and six months ended May 31, 2011. During the three and six months ended May 31, 2011, the accrual for interest and penalties was reduced by $0.3 million and $5.5 million, respectively, primarily as a result of the settlement of state tax nexus issues. At November 30, 2010, the Company had $28.2 million accrued for interest and penalties.

During the six months ended May 31, 2011, the Company’s gross unrecognized tax benefits increased by $12.6 million related to a settlement for certain losses carried back to prior years as well as retroactive changes in certain state tax laws. There was also a decrease to the Company’s gross unrecognized tax benefits of $9.3 million as a result of the settlement of certain state tax nexus issues. This resulted in a net increase of gross unrecognized tax benefits of $3.3 million and an increase in the Company’s effective tax rate from (11.81%) to (3.65%).

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

Basic and diluted earnings per share were calculated as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
(In thousands, except per share amounts)	2011	2010	2011	2010
Numerator:
Net earnings attributable to Lennar	$13,785	39,719	41,191	33,196
Less: distributed earnings allocated to nonvested shares	93	75	194	162
Less: undistributed earnings allocated to nonvested shares	78	336	340	203

Numerator for basic earnings per share	13,614	39,308	40,657	32,831

Plus: interest on 2.00% convertible senior notes due 2020	871	252	1,743	252
Plus: undistributed earnings allocated to convertible shares	79	—	339	—
Less: undistributed earnings reallocated to convertible shares	85	—	342	—

Numerator for diluted earnings per share	$14,479	39,560	42,397	33,083

Denominator:
Denominator for basic earnings per share – weighted average common shares outstanding	184,621	183,012	184,388	182,836
Effect of dilutive securities:
Shared based payments	679	443	689	243
2.00% convertible senior notes due 2020	10,005	2,936	10,005	1,468

Denominator for diluted earnings per share – weighted average common shares outstanding	195,305	186,391	195,082	184,547

Basic earnings per share	$0.07	0.21	0.22	0.18

Diluted earnings per share	$0.07	0.21	0.22	0.18

Options to purchase 0.8 million and 1.9 million shares, respectively, of common stock were outstanding and anti-dilutive for the three months ended May 31, 2011 and 2010. Options to purchase 1.2 million and 2.2 million shares, respectively, of common stock were outstanding and anti-dilutive for the six months ended May 31, 2011 and 2010.

(7) Lennar Financial Services Segment

The assets and liabilities related to the Lennar Financial Services segment were as follows:

	May 31,	November 30,
(In thousands)	2011	2010
Assets:
Cash and cash equivalents	$116,650	110,476
Restricted cash	18,214	21,210
Receivables, net (1)	90,572	136,672
Loans held-for-sale (2)	170,589	245,404
Loans held-for-investment, net	22,149	21,768
Investments held-to-maturity	54,823	3,165
Goodwill	34,046	34,046
Other (3)	36,647	36,249

	$543,690	608,990

Liabilities:
Notes and other debts payable	$189,502	271,678
Other (4)	212,852	176,541

	$402,354	448,219

(1)	Receivables, net primarily relate to loans sold to investors for which the Company had not yet been paid as of May 31, 2011 and November 30, 2010, respectively.
(2)	Loans held-for-sale relate to unsold loans carried at fair value.
(3)	Other assets include mortgage loan commitments carried at fair value of $5.1 million and $1.4 million, respectively, as of May 31, 2011 and November 30, 2010. Other assets also include forward contracts carried at fair value of $2.9 million as of November 30, 2010.
(4)	Other liabilities include forward contracts carried at fair value of $3.5 million as of May 31, 2011.

At May 31, 2011, the Lennar Financial Services segment had a warehouse repurchase facility with a maximum aggregate commitment of $150 million and an additional uncommitted amount of $50 million that matures in February 2012, and another warehouse repurchase facility with a maximum aggregate commitment of $175 million that matures on July 29, 2011. The Company expects to renew the warehouse repurchase facility that matures in July 2011. The maximum aggregate commitment under these facilities totaled $325 million as of May 31, 2011.

The Lennar Financial Services segment uses these facilities to finance its lending activities until the mortgage loans are sold to investors and expects the facilities to be renewed or replaced with other facilities when they mature. Borrowings under the facilities were $189.4 million and $271.6 million, respectively, at May 31, 2011 and November 30, 2010, and were collateralized by mortgage loans and receivables on loans sold to investors but not yet paid for with outstanding principal balances of $199.5 million and $286.0 million, respectively, at May 31, 2011 and November 30, 2010. If the facilities are not renewed, the borrowings under the lines of credit will be paid off by selling the mortgage loans held-for-sale to investors and by collecting on receivables on loans sold but not yet paid. Without the facilities, the Lennar Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities.

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

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2011	2010	2011	2010
Loan origination liabilities, beginning of period	$9,872	6,893	9,872	9,518
Provision for losses during the period	59	99	129	168
Adjustments to pre-existing provisions for losses from changes in estimates	20	(99)	(50)	(168)
Payments/settlements	—	—	—	(2,625)

Loan origination liabilities, end of period	$9,951	6,893	9,951	6,893

For Lennar Financial Services loans held-for-investment, net, a loan is deemed impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Interest income is not accrued or recognized on impaired loans unless payment is received. Impaired loans are written-off if and when the loan is no longer secured by collateral. The total unpaid balance of the impaired loans as of May 31, 2011 and November 30, 2010 was $9.3 million and $10.2 million, respectively. At May 31, 2011, the recorded investment in both the impaired loans and impaired loans with a valuation allowance was $4.0 million, net of an allowance of $5.3 million. At November 30, 2010, the recorded investment in both the impaired loans and impaired loans with a valuation allowance was $4.3 million, net of an allowance of $5.9 million. The average recorded investment in impaired loans totaled approximately $4 million for both the three and six months ended May 31, 2011. The average recorded investment in impaired loans totaled approximately $8 million for both the three and six months ended May 31, 2010.

(8) Rialto Investments Segment

The assets and liabilities related to the Rialto segment were as follows:

	May 31,	November 30,
(In thousands)	2011	2010
Assets:
Cash and cash equivalents	$69,649	76,412
Defeasance cash to retire notes payable	159,609	101,309
Loans receivable	938,786	1,219,314
Real estate owned - held-for-sale, net	514,249	250,286
Real estate owned - held-and-used, net	16,467	7,818
Investments in unconsolidated entities	115,636	84,526
Investments held-to-maturity	13,685	19,537
Other	15,209	18,412

	$1,843,290	1,777,614

Liabilities:
Notes payable	$752,302	752,302
Other	16,074	18,412

	$768,376	770,714

Rialto’s operating earnings for the three and six months ended May 31, 2011 and 2010 was as follows:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2011	2010	2011	2010
Revenues	$42,595	34,617	76,218	34,918
Costs and expenses	32,273	19,514	60,622	20,917
Rialto Investments equity in earnings (loss) from unconsolidated entities	(2,973)	(436)	1,552	(293)
Rialto Investments other income, net	15,329	—	28,532	—

Operating earnings (1)	$22,678	14,667	45,680	13,708

(1)	Operating earnings for the three and six months ended May 31, 2011 include $12.9 million and $24.8 million, respectively, of net earnings attributable to noncontrolling interests. Operating earnings for both the three and six months ended May 31, 2010 include $9.6 million of net earnings attributable to noncontrolling interests.

Loans Receivable

In February 2010, the Rialto segment acquired indirectly 40% managing member equity interests in two limited liability companies (“LLCs”), in which the FDIC holds the remaining 60% interests. The LLCs hold performing and non-performing loans formerly owned by 22 failed financial institutions. When the Rialto segment acquired its interests in the LLCs, the two portfolios consisted of approximately 5,500 distressed residential and commercial real estate loans (“FDIC Portfolios”). The FDIC provided $626.9 million of financing with 0% interest, which is non-recourse to the Company and the LLCs. As of May 31, 2011, the notes payable balance was $626.9 million; however, $159.6 million of cash collections on loans in excess of expenses had been deposited in a defeasance account, established for the repayment of the notes payable, under the agreement with the FDIC. The funds in the defeasance account will be used to retire the notes payable upon their maturity.

The LLCs met the accounting definition of VIEs and since the Company was determined to be the primary beneficiary, the Company consolidated the LLCs. At May 31, 2011, these consolidated LLCs had total combined assets and liabilities of $1.4 billion and $0.6 billion, respectively.

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

The following table displays the loans receivable by aggregate collateral type:

(In thousands)	May 31, 2011	November 30, 2010
Land	$453,646	565,861
Single family homes	224,565	318,783
Commercial properties	185,816	239,182
Multi-family homes	50,827	59,951
Other	23,932	35,537

Loans receivable	$938,786	1,219,314

In accordance with loans accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, (“ASC 310-30”), the Rialto segment estimated the cash flows, at acquisition, it expected to collect on the FDIC Portfolios and Bank Portfolios. In accordance with GAAP, the difference between the contractually required payments and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference. This difference is neither accreted into income nor recorded on the Company’s condensed consolidated balance sheets. The excess of cash flows expected to be collected over the cost of the loans acquired is referred to as the accretable yield and is recognized in interest income over the remaining life of the loans using the effective yield method.

The Rialto segment periodically evaluates its estimate of cash flows expected to be collected on its FDIC Portfolios and Bank Portfolios. These evaluations require the continued use of key assumptions and estimates, similar to those used in the initial estimate of fair value of the loans to allocate purchase price. Subsequent changes in the estimated cash flows expected to be collected may result in changes in the accretable yield and nonaccretable difference or reclassifications from nonaccretable yield to accretable yield. Increases in the cash flows expected to be collected will generally result in an increase in interest income over the remaining life of the loan or pool of loans. Decreases in expected cash flows due to further credit deterioration will generally result in an impairment charge recognized as a provision for loan losses, resulting in an increase to the allowance for loan losses.

The following table displays the outstanding balance and carrying value of loans accounted for under ASC 310-30 as of May 31, 2011 and November 30, 2010:

(In thousands)	May 31, 2011	November 30, 2010
Outstanding principal balance	$1,681,198	2,558,709
Carrying value	$797,904	966,098

The activity in the accretable yield for the FDIC Portfolios and Bank Portfolios for the six months ended May 31, 2011 was as follows:

(In thousands)	Accretable Yield
Balance at November 30, 2010	$396,311
Additions	16,173
Deletions	(37,869)
Accretions	(61,114)

Balance at May 31, 2011	$313,501

Additions primarily represent releases from non-accretable yield to accretable yield on the Bank Portfolios. Disposal of loans, which includes foreclosure of underlying collateral, results in removal of the loans from the accretable yield portfolios.

At May 31, 2011 and November 30, 2010, there were loans receivable with a carrying value of approximately $141 million and $253 million, respectively, for which interest income was not being recognized as they were classified as nonaccrual. When forecasted principal and interest cannot be reasonably estimated at the loan acquisition date, management classifies the loan as nonaccrual and accounts for these assets in accordance with ASC 310-10, Receivables (“ASC 310-10”). When a loan is classified as nonaccrual, any subsequent cash receipt is accounted for using the cost recovery method. In accordance with ASC 310-10, a loan is considered impaired when based on current information and events it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. Although these loans met the definition of ASC 310-10, these loans are not considered impaired relative to the Company’s recorded investment since they were acquired at a substantial discount to their unpaid principal balance and there currently is no allowance on any of these loans. A provision for loan losses is recognized when the recorded investment in the loan is in excess of its fair value. The fair value of the loan is determined by using either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loans obtainable market price or the fair value of the collateral less estimated costs to sell. At both May 31, 2011 and November 30, 2010, the Company did not have an allowance for loan losses against the nonaccrual loans as the fair value of the underlying collateral was at least equal to the nonaccrual loans’ carrying value.

The following table represents nonaccrual loans accounted for under ASC 310-10 aggregated by collateral type as of May 31, 2011:

		Recorded Investment
(In thousands)	Unpaid Principal Balance	With Allowance	Without Allowance	Total Recorded Investment
Land	$168,727	—	63,307	63,307
Single family homes	66,451	—	34,092	34,092
Commercial properties	67,272	—	36,748	36,748
Multi-family homes	16,750	—	6,735	6,735

Loans receivable	$319,200	—	140,882	140,882

The average recorded investment in impaired loans totaled approximately $197 million for the six months ended May 31, 2011.

The loans receivable portfolios consist of loans acquired at a discount. Based on the nature of these loans, the portfolios are managed by assessing the risks related to the likelihood of collection of payments from borrowers and guarantors, as well as monitoring the value of the underlying collateral. The following are the risk categories for the loans receivable portfolios:

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

Nonaccrual—Loans in which forecasted principal and interest could not be reasonably estimated at the date of acquisition. Although the Company believes the recorded investment balance will ultimately be realized, the risk of nonaccrual loans relates to a decline in the value of the collateral securing the outstanding obligation and the recognition of an impairment through an allowance for loan losses if the recorded investment in the loan exceeds the fair value of the collateral less estimated cost to sell. As of May 31, 2011, the Company had no recorded allowance on these loans. During the six months ended May 31, 2011, the Company recorded $6.9 million of provisions for loan losses offset by charge-offs of $6.9 million upon foreclosure of the loans.

Risk categories as of May 31, 2011 were as follows:

(In thousands)	Accrual	Nonaccrual	Total
Land	$390,339	63,307	453,646
Single family homes	190,473	34,092	224,565
Commercial properties	149,068	36,748	185,816
Multi-family homes	44,092	6,735	50,827
Other	23,932	—	23,932

Loans receivable	$797,904	140,882	938,786

In order to assess the risk associated with each risk category, the Rialto segment evaluates the forecasted cash flows and the value of the underlying collateral securing loans receivable on a quarterly basis or when an event occurs that suggests a decline in the assets’ fair value.

Real Estate Owned

The acquisition of properties acquired through, or in lieu of, loan foreclosure are reported within the condensed consolidated balance sheets as real estate owned (“REO”). When a property is determined to be held-and-used, the asset is recorded at fair value and depreciated over its useful life using the straight line method. When certain criteria set forth in ASC Topic 360, Property, Plant and Equipment, are met; the property is classified as held-for-sale. When a real estate asset is classified as held-for-sale, the property is carried at the lower of its cost basis or fair value less estimated costs to sell. The Rialto segment recorded no impairments during the three and six months ended May 31, 2011. The fair values of REO held-for-sale are based on appraisals of the underlying properties or management’s best estimate of fair value.

The following tables present the changes in REO held-for-sale, net, and REO held-and-used, net, for the three and six months ended May 31, 2011:

(In thousands)	Three Months Ended May 31, 2011	Six Months Ended May 31, 2011
REO - held-for-sale, net, beginning of period	$431,119	250,286
Additions	94,568	280,209
Improvements	5,516	8,234
Sales	(13,028)	(20,554)
Transfers to Lennar Homebuilding	(3,926)	(3,926)

REO - held-for-sale, net, end of period	$514,249	514,249

(In thousands)	Three Months Ended May 31, 2011	Six Months Ended May 31, 2011
REO - held-and-used, net, beginning of period	$15,126	7,818
Additions	1,391	8,734
Depreciation	(50)	(85)

REO - held-and-used, net, end of period	$16,467	16,467

For the three and six months ended May 31, 2011, the Company recorded $17.9 million and $35.3 million, respectively, of gains primarily from acquisitions of real estate through foreclosure. The gains associated with REO are recorded in Rialto Investments other income, net.

Investments

In addition to the acquisition and management of the FDIC Portfolios and Bank Portfolios, an affiliate in the Rialto segment is a sub-advisor to the AllianceBernstein L.P. (“AB”) fund formed under the Federal government’s Public-Private Investment Program (“PPIP”) and receives management fees for sub-advisory services. The Company also made a commitment to invest $75 million in the AB PPIP fund, of which the remaining outstanding commitment as of May 31, 2011 was $11.2 million. As of May 31, 2011 and November 30, 2010, the carrying value of the Company’s investment in the AB PPIP fund was $77.2 million and $77.3 million, respectively.

In November 2010, the Rialto segment invested in approximately $43 million of non-investment grade commercial mortgage-backed securities (“CMBS”) for $19.4 million, representing a 55% discount to par value. The CMBS have a stated and assumed final distribution date of November 2020 and a stated maturity date of October 2057. The Rialto segment reviews changes in estimated cash flows periodically, to determine if other-than-temporary impairment has occurred on its investment securities. Based on the Rialto segment’s assessment, no impairment charges were recorded during the three and six months ended May 31, 2011. During the three months ended May 31, 2011, the Rialto segment sold a portion of its CMBS for $11.1 million, resulting in a gain on sale of CMBS of $4.7 million. The carrying value of the investment securities at May 31, 2011 and November 30, 2010, was $13.7 million and $19.5 million, respectively.

Another subsidiary in the Rialto segment also has approximately a 5% investment in a service and infrastructure provider to the residential home loan market (the “Servicer Provider”), which provides services to the consolidated LLCs, among others. As of May 31, 2011 and November 30, 2010, the carrying value of the Company’s investment in the Servicer Provider was $9.1 million and $7.3 million, respectively.

Additionally, in November 2010, the Rialto segment completed its first closing of a real estate investment fund (the “Fund”) with initial equity commitments of approximately $300 million (including $75 million committed by the Company). During the three and six months ended May 31, 2011, the Company contributed $19.1 million and $29.7 million, respectively, to the Fund out of total investor contributions of $75.0 million and $119.4 million, respectively. During the six months ended May 31, 2011, the Fund acquired distressed real estate asset portfolios and invested in CMBS at a discount to par value. As of May 31, 2011, the carrying value of the Company’s investment in the Fund was $29.3 million.

The Fund is an unconsolidated entity and is accounted for under the equity method of accounting. The Fund was determined to have the attributes of an investment company in accordance with ASC Topic 946, Financial Services – Investment Companies, the attributes of which are different from the attributes that would cause a company to be an investment company for purposes of the Investment Company Act of 1940. As a result, the Fund’s assets and liabilities will be recorded at fair value with increases/decreases in fair value recorded in the statement of operations of the Fund, our share of which will be recorded in the Rialto Investments equity in earnings (loss) from unconsolidated entities financial statement line item. The Company determined that the Fund is not a variable interest entity but rather a voting interest entity due to the following factors:

•	The Company determined that Rialto’s general partner interest and all the limited partners’ interests qualify as equity investment at risk.

•

Based on the capital structure of the Fund (100% capitalized via equity contributions), the Company was able to conclude that the equity investment at risk was sufficient to allow the Fund to finance its activities without additional subordinated financial support.

•

The general partner and the limited partners in the Fund, collectively, have full decision-making ability as they collectively have the power to direct the activities of the Fund, due to the fact that Rialto, in addition to being a general partner with a substantive equity investment in the fund, also provides services to the Fund under a management agreement and an investment agreement, which are not separable from Rialto’s general partnership interest.

•

As a result of all these factors, the Company has concluded that the power to direct the activities of the Fund reside in its general partnership interest and thus with the holders of the equity investment at risk.

•

In addition, there are no guaranteed returns provided to the equity investors and the equity contributions are fully subjected to the Fund’s operational results, thus the equity investors absorb the expected negative and positive variability relative to the Fund.

•

Finally, substantially all of the activities of the Fund are not conducted on behalf of any individual investor or related group that has disproportionately few voting rights (i.e., on behalf of any individual limited partner).

Having concluded that the Fund is a voting interest entity, the Company evaluated the Fund under the voting interest entity model to determine whether, as general partner, it has control over the Fund. The Company determined that it does not control the Fund as its general partner, because the unaffiliated limited partners have substantial kick-out rights and can remove Rialto as general partner at anytime for cause or without cause through a simple majority vote of the limited partners. In addition, there are no significant barriers to the exercise of these rights. As a result of determining that the Company does not control the Fund under the voting interest entity model, the Fund is not consolidated in the Company’s financial statements as of May 31, 2011.

Summarized condensed financial information on a combined 100% basis related to Rialto’s investments in unconsolidated entities that are accounted for by the equity method as of May 31, 2011 was as follows:

Balance Sheets

(In thousands)	May 31, 2011	November 30, 2010
Assets:
Cash and cash equivalents	$81,683	42,793
Loans receivable	90,396	—
Investment securities	4,509,150	4,341,226
Other assets	289,526	181,600

	$4,970,755	4,565,619

Liabilities and equity:
Accounts payable and other liabilities	$275,687	110,921
Notes payable	21,414	—
Partner loans	137,820	137,820
Debt due to the U.S. Treasury	1,924,755	1,955,000
Equity	2,611,079	2,361,878

	$4,970,755	4,565,619

Statements of Operations

	Three Months Ended May 31,		Six Months Ended May 31,
(In thousands)	2011	2010	2011	2010
Revenues	$116,044	87,995	232,932	119,327
Costs and expenses	35,045	65,225	86,516	74,024
Other expense, net	165,918	—	79,130	—

Net earnings (loss) of unconsolidated entities	$(84,919)	22,770	67,286	45,303

Rialto Investments’ share of net earnings (loss) recognized	$(2,973)	(436)	1,552	(293)

(9) Lennar Homebuilding Cash and Cash Equivalents

Cash and cash equivalents as of May 31, 2011 and November 30, 2010 included $19.5 million and $19.2 million, respectively, of cash held in escrow for approximately three days.

(10) Lennar Homebuilding Restricted Cash

Restricted cash consists of customer deposits on home sales held in restricted accounts until title transfers to the homebuyer, as required by the state and local governments where the homes were sold.

(11) Lennar Homebuilding Senior Notes and Other Debts Payable

(Dollars in thousands)	May 31, 2011	November 30, 2010
5.95% senior notes due 2011	$113,207	113,189
5.95% senior notes due 2013	266,583	266,319
5.50% senior notes due 2014	248,810	248,657
5.60% senior notes due 2015	501,109	501,216
6.50% senior notes due 2016	249,803	249,788
12.25% senior notes due 2017	393,356	393,031
6.95% senior notes due 2018	247,450	247,323
2.00% convertible senior notes due 2020	276,500	276,500
2.75% convertible senior notes due 2020	382,112	375,875
Mortgages notes on land and other debt	425,387	456,256

	$3,104,317	3,128,154

The Company has a $150 million Letter of Credit and Reimbursement Agreement (“LC Agreement”) with certain financial institutions. The LC Agreement may be increased to $200 million, although there are currently no commitments for the additional $50 million. The Company believes it was in compliance with its covenants related to the LC Agreement at May 31, 2011.

The Company’s performance letters of credit outstanding were $72.2 million and $78.9 million, respectively, at May 31, 2011 and November 30, 2010. The Company’s financial letters of credit outstanding were $203.8 million and $195.0 million, respectively, at May 31, 2011 and November 30, 2010. Performance letters of credit are generally posted with regulatory bodies to guarantee the Company’s performance of certain development and construction activities, and financial letters of credit are generally posted in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral. Additionally, at May 31, 2011, the Company had outstanding performance and surety bonds related to site improvements at various projects (including certain projects of the Company’s joint ventures) of $659.1 million. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all development and construction activities are completed. As of May 31, 2011, there were approximately $334.3 million, or 51%, of costs to complete related to these site improvements. The Company does not presently anticipate any draws upon these bonds, but if any such draws occur, the Company does not believe they would have a material effect on its financial position, results of operations or cash flows.

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

Holders of the 2.75% Convertible Senior Notes will have the right to convert them, during any fiscal quarter (and only during such fiscal quarter), if the last reported sale price of the Company’s Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day. Holders of the 2.75% Convertible Senior Notes will have the right to require the Company to repurchase them for cash equal to 100% of their principal amount, plus accrued but unpaid interest, on December 15, 2015. The Company will have the right to redeem the 2.75% Convertible Senior Notes at any time on or after December 20, 2015 for 100% of their principal amount, plus accrued but unpaid interest. Interest on the 2.75% Convertible Senior Notes is due semi-annually beginning June 15, 2011. The 2.75% Convertible Senior Notes are unsecured and unsubordinated, but are currently guaranteed by substantially all of the Company’s significant wholly-owned homebuilding subsidiaries.

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

Certain provisions under ASC Topic 470, Debt, require the issuer of certain convertible debt instruments that may be settled in cash on conversion to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. The Company has applied these provisions to its 2.75% Convertible Senior Notes. At May 31, 2011, the principal amount of the 2.75% Convertible Senior Notes was $446.0 million, the unamortized discount included in stockholders’ equity was $63.9 million and the net carrying amount of the 2.75% Convertible Senior Notes was $382.1 million. The carrying amount of the equity component of the 2.75% Convertible Senior Notes was $71.2 million at May 31, 2011.

In May 2010, the Company also issued $276.5 million of 2.00% convertible senior notes due 2020 (the “2.00% Convertible Senior Notes”) at a price of 100% in a private placement. Proceeds from the offering, after payment of expenses, were $271.2 million. The net proceeds were or will be used for general corporate purposes, including repayments or repurchases of existing senior notes or other indebtedness. The 2.00% Convertible Senior Notes are convertible into shares of Class A common stock at any time prior to maturity or redemption at the initial conversion rate of 36.1827 shares of common stock per $1,000 principal amount of the 2.00% Convertible Senior Notes or 10,004,517 Class A common shares if all the 2.00% Convertible Senior Notes are converted, which is equivalent to an initial conversion price of approximately $27.64 per share of Class A common stock, subject to anti-dilution adjustments. The shares are included in the calculation of diluted earnings per share. Holders of the 2.00% Convertible Senior Notes will have the right to require the Company to repurchase them for cash equal to 100% of their principal amount, plus accrued but unpaid interest, on each of December 1, 2013 and December 1, 2015. The Company will have the right to redeem the 2.00% Convertible Senior Notes at any time on or after December 1, 2013 for 100% of their principal amount, plus accrued but unpaid interest. Interest on the 2.00% Convertible Senior Notes is due semi-annually beginning December 1, 2010. The 2.00% Convertible Senior Notes are unsecured and unsubordinated, but are currently guaranteed by substantially all of the Company’s significant wholly-owned homebuilding subsidiaries. At both May 31, 2011 and November 30, 2010, the carrying amount of the 2.00% Convertible Senior Notes was $276.5 million.

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

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2011	2010	2011	2010
Warranty reserve, beginning of period	$103,976	141,825	109,179	157,896
Warranties issued during the period	6,599	6,731	11,338	11,870
Adjustments to pre-existing warranties from changes in estimates	2,689	163	(38)	(739)
Payments	(22,087)	(22,255)	(29,302)	(42,563)

Warranty reserve, end of period	$91,177	126,464	91,177	126,464

As of May 31, 2011, the Company has identified approximately 970 homes delivered in Florida primarily during its 2006 and 2007 fiscal years that are confirmed to have defective Chinese drywall and resulting damage. This represents a small percentage of homes the Company delivered nationally (1.2%) during those fiscal years. Defective Chinese drywall is an industry-wide issue as other homebuilders have publicly disclosed that they have experienced similar issues with defective Chinese drywall.

Based on its efforts to date, the Company has not identified defective Chinese drywall in homes delivered by the Company outside of Florida. The Company is continuing its investigation of homes delivered during the relevant time period in order to determine whether there are additional homes, not yet inspected, with defective Chinese drywall and resulting damage. If the outcome of the Company’s inspections identifies more homes than the Company has estimated to have defective Chinese drywall, it might require an increase in the Company’s warranty reserve in the future. The Company has replaced or is in the process of replacing defective Chinese drywall when it has been found in homes the Company has built.

Through May 31, 2011, the Company has accrued $82.2 million of warranty reserves related to homes confirmed as having defective Chinese drywall, as well as an estimate for homes not yet inspected that may contain Chinese drywall. No additional amount was accrued during the three and six months ended May 31, 2011. As of May 31, 2011, the warranty reserve for defective Chinese drywall, net of payments, was $14.0 million. The Company has received, and continues to seek, reimbursement from its subcontractors, insurers and others for costs the Company has incurred or expects to incur to investigate and repair defective Chinese drywall and resulting damage. During the three and six months ended May 31, 2011, the Company received payments of $1.1 million and $2.4 million, respectively, through third party recoveries relative to the costs it has incurred and expects to incur remedying the homes confirmed and estimated to have defective Chinese drywall and resulting damage.

(13) Share-Based Payment

During the three and six months ended May 31, 2011 and 2010, compensation expense related to the Company’s share-based payment awards was as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
(In thousands)	2011	2010	2011	2010
Stock options	$932	1,530	2,294	3,512
Nonvested shares	3,844	3,811	9,212	8,127

Total compensation expense for share-based awards	$4,776	5,341	11,506	11,639

During both the three and six months ended May 31, 2011 and 2010, the Company granted an immaterial amount of stock options and nonvested shares.

(14) Financial Instruments

The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at May 31, 2011 and November 30, 2010, using available market information and what the Company believes to be appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies might have a material effect on the estimated fair value amounts. The table excludes cash and cash equivalents, restricted cash, defeasance cash to retire notes payable, receivables, net and accounts payable, which had fair values approximating their carrying amounts due to the short maturities of these instruments.

	May 31, 2011		November 30, 2010
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
ASSETS
Rialto Investments:
Loans receivable	$938,786	1,121,803	1,219,314	1,411,731
Investments held-to-maturity	$13,685	14,592	19,537	19,537
Lennar Financial Services:
Loans held-for-investment, net	$22,149	23,032	21,768	23,083
Investments held-to-maturity	$54,823	54,684	3,165	3,177
LIABILITIES
Lennar Homebuilding:
Senior notes and other debts payable	$3,104,317	3,267,707	3,128,154	3,153,106
Rialto Investments:
Notes payable	$752,302	717,452	752,302	719,703
Lennar Financial Services:
Notes and other debts payable	$189,502	189,502	271,678	271,678

The following methods and assumptions are used by the Company in estimating fair values:

Lennar Homebuilding—For senior notes and other debts payable, the fair value of fixed-rate borrowings is based on quoted market prices. The Company’s variable-rate borrowings are tied to market indices and approximate fair value due to the short maturities associated with the majority of the instruments.

Rialto Investments—The fair values for loans receivable is based on discounted cash flows estimated as of May 31, 2011 and November 30, 2010, or the fair value of the collateral less estimated cost to sell. The fair value for investments held-to-maturity is based on discounted cash flows estimated as of May 31, 2011. The fair value for investments held-to-maturity as of November 30, 2010 approximated the carrying value as the investments were acquired just prior to November 30, 2010. For notes payable, the fair value of the zero percent notes guaranteed by the FDIC was calculated based on a 5-year treasury yield as of May 31, 2011 and November 30, 2010, respectively, and the fair value of other notes payable was calculated based on discounted cash flows using the Company’s weighted average borrowing rate.

Lennar Financial Services—The fair values above are based on quoted market prices, if available. The fair values for instruments that do not have quoted market prices are estimated by the Company on the basis of estimated discounted cash flows or other financial information.

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

The Company’s financial instruments measured at fair value on a recurring basis are all within the Lennar Financial Services segment and are summarized below:

Financial Instruments	Fair Value Hierarchy	Fair Value at May 31, 2011	Fair Value at November 30, 2010
(In thousands)
Loans held-for-sale (1)	Level 2	$170,589	245,404
Mortgage loan commitments	Level 2	$5,113	1,449
Forward contracts	Level 2	$(3,466)	2,905

(1)	The aggregate fair value of loans held-for-sale of $170.6 million at May 31, 2011 exceeds their aggregate principal balance of $163.3 million by $7.3 million. The aggregate fair value of loans held-for-sale of $245.4 million at November 30, 2010 exceeds their aggregate principal balance of $240.8 million by $4.6 million.

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

Loans held-for-sale—Fair value is based on independent quoted market prices, where available, or the prices for other mortgage whole loans with similar characteristics. Management believes carrying loans held-for-sale at fair value improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivatives instruments used to economically hedge them without having to apply complex hedge accounting provisions. In addition, the Company recognizes the fair value of its rights to service a mortgage loan as revenue upon entering into an interest rate lock loan commitment with a borrower, in accordance with ASC Topic 815-10-S99. The fair value of these servicing rights is included in Lennar Financial Services’ loans held-for-sale as of May 31, 2011 and November 30, 2010. Fair value of the servicing rights is determined based on value in the servicing sales contracts.

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

The Company’s assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded valuation adjustments and write-offs during the current period and Rialto Investments real estate owned assets. The fair value included in the table below represent only those assets whose carrying value were adjusted to fair value during the current quarter. The assets measured at fair value on a nonrecurring basis are summarized below:

Non-financial assets	Fair Value Hierarchy	Fair Value	Total Gains (Losses) (1)
(In thousands)
Lennar Homebuilding:
Finished homes and construction in progress (2)	Level 3	$2,718	(3,328)
Investments in unconsolidated entities (3)	Level 3	$29,682	(150)
Rialto Investments:
Real estate owned (4)	Level 3	$95,959	17,931

(1)	Represents total losses due to valuation adjustments and total gains from acquisitions of real estate through foreclosure recorded during the three months ended May 31, 2011.
(2)	Finished homes and construction in progress with an aggregate carrying value of $6.0 million were written down to their fair value of $2.7 million, resulting in valuation adjustments of $3.3 million, which were included in Lennar Homebuilding costs and expenses in the Company’s statement of operations for the three months ended May 31, 2011.
(3)	Lennar Homebuilding investments in unconsolidated entities with an aggregate carrying value of $29.8 million were written down to their fair value of $29.7 million. The valuation adjustments were included in Lennar Homebuilding other income, net in the Company’s statement of operations for the three months ended May 31, 2011.
(4)	Real estate owned assets are initially recorded at fair value less estimated costs to sell at the time of acquisition through, or in lieu of, loan foreclosure. Upon acquisition, the real estate owned assets had a carrying value of $78.0 million and a fair value of $96.0 million. The fair value of the real estate owned assets is based upon the appraised value at the time of foreclosure or management’s best estimate. The gains upon acquisition of REO were $17.9 million and are included within Rialto Investments other income, net in the Company’s statement of operations for the three months ended May 31, 2011.

Finished homes and construction in progress are included within inventories. Inventories are stated at cost unless the inventory within a community is determined to be impaired, in which case the impaired inventory is written down to fair value. Inventory costs include land, land development and home construction costs, real estate taxes, deposits on land purchase contracts and interest related to development and construction. Construction overhead and selling expenses are expensed as incurred. Homes held-for-sale are classified as inventories until delivered. Land, land development, amenities and other costs are accumulated by specific area and allocated to homes within the respective areas. The Company reviews its inventory for indicators of impairment by evaluating each community during each reporting period. The inventory within each community is categorized as finished homes and construction in progress or land under development based on the development state of the community. There were 449 and 426 active communities as of May 31, 2011 and May 31, 2010, respectively. If the undiscounted cash flows expected to be generated by a community are less than its carrying amount, an impairment charge is recorded to write down the carrying amount of such community to its estimated fair value.

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

The Company evaluates its investments in unconsolidated entities for indicators of impairment during each reporting period. A series of operating losses of an investee or other factors may indicate that a decrease in value of the Company’s investment in the unconsolidated entity has occurred which is other-than-temporary. The amount of impairment recognized is the excess of the investment’s carrying amount over its estimated fair value if determined to be other-than-temporary.

The evaluation of the Company’s investment in unconsolidated entities includes certain critical assumptions made by management: (1) projected future distributions from the unconsolidated entities, (2) discount rates applied to the future distributions and (3) various other factors.

The Company’s assumptions on the projected future distributions from the unconsolidated entities are dependent on market conditions. Specifically, distributions are dependent on cash to be generated from the sale of inventory by the unconsolidated entities. Such inventory is also reviewed for potential impairment by the unconsolidated entities. The unconsolidated entities generally use a discount rate of approximately 20% in their reviews for impairment, subject to the perceived risks associated with the community’s cash flow streams relative to its inventory. If a valuation adjustment is recorded by an unconsolidated entity related to its assets, the Company’s proportionate share is reflected in the Company’s homebuilding equity in earnings (loss) from unconsolidated entities with a corresponding decrease to its investment in unconsolidated entities. In certain instances, the Company may be required to record additional losses relating to its investment in unconsolidated entities, if the Company’s investment in the unconsolidated entity, or a portion thereof, is deemed to be other-than temporarily impaired. These losses are included in Lennar Homebuilding other income, net.

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

The Company evaluated all joint venture agreements as of May 31, 2011. Based on the Company’s evaluation, during the six months ended May 31, 2011, it consolidated entities within its Lennar Homebuilding segment that at May 31, 2011 had total combined assets and liabilities of $54.3 million and $22.7 million, respectively. In addition, during the six months ended May 31, 2011, there were no VIEs that were deconsolidated.

At May 31, 2011 and November 30, 2010, the Company’s recorded investments in Lennar Homebuilding unconsolidated entities were $653.0 million and $626.2 million, respectively, and the Rialto segment’s investments in unconsolidated entities as of May 31, 2011 and November 30, 2010 were $115.6 million and $84.5 million, respectively.

Consolidated VIEs

As of May 31, 2011, the carrying amounts of the VIEs’ assets and non-recourse liabilities that consolidated were $2,339.6 million and $930.0 million, respectively. Those assets are owned by, and those liabilities are obligations of, the VIEs, not the Company.

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

Unconsolidated VIEs

At May 31, 2011 and November 30, 2010, the Company’s recorded investment in VIEs that are unconsolidated and its estimated maximum exposure to loss were as follows:

As of May 31, 2011
(In thousands)	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss
Lennar Homebuilding (1)	$63,922	94,069
Rialto Investments (2)	100,048	111,233

	$163,970	205,302

As of November 30, 2010
(In thousands)	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss
Lennar Homebuilding (1)	$144,809	174,967
Rialto Investments (2)	104,063	117,631

	$248,872	292,598

(1)	At both May 31, 2011 and November 30, 2010, the maximum exposure to loss of Lennar Homebuilding’s investments in unconsolidated VIEs is limited to its investment in the unconsolidated VIEs in addition to $30.0 million of recourse debt of one of the unconsolidated VIEs, which is included in the Company’s maximum recourse related to Lennar Homebuilding unconsolidated entities.
(2)	For Rialto’s investment in unconsolidated VIEs, the Company made a $75 million commitment to fund capital in the AB PPIP fund. As of both May 31, 2011 and November 30, 2010, the Company had contributed $63.8 million of the $75 million commitment and it cannot walk away from its remaining commitment to fund capital. Therefore, as of May 31, 2011 and November 30, 2010, the maximum exposure to loss for Rialto’s unconsolidated VIEs was higher than the carrying amount of its investments. In addition, at May 31, 2011 and November 30, 2010, investments in unconsolidated VIEs and Lennar’s maximum exposure to loss include $13.7 million and $19.5 million, respectively, related to Rialto’s investments held-to-maturity.

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

The Company evaluates all option contracts for land to determine whether they are VIEs and, if so, whether the Company is the primary beneficiary of certain of these option contracts. Although the Company does not have legal title to the optioned land, if the Company is deemed to be the primary beneficiary, it is required to consolidate the land under option at the purchase price of the optioned land. During the six months ended May 31, 2011, the effect of consolidation of these option contracts was a net increase of $8.6 million to consolidated inventory not owned with a corresponding increase to liabilities related to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of May 31, 2011. To reflect the purchase price of the inventory consolidated, the Company reclassified the related option deposits from land under development to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of May 31, 2011. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and the Company’s cash deposits. The increase to consolidated inventory not owned was offset by the Company exercising its options to acquire land under previously consolidated contracts resulting in a net decrease in consolidated inventory not owned of $29.2 million for the six months ended May 31, 2011.

The Company’s exposure to loss related to its option contracts with third parties and unconsolidated entities consisted of its non-refundable option deposits and pre-acquisition costs totaling $157.0 million and $157.4 million, respectively, at May 31, 2011 and November 30, 2010. Additionally, the Company had posted $45.0 million and $48.9 million, respectively, of letters of credit in lieu of cash deposits under certain option contracts as of May 31, 2011 and November 30, 2010.

(16) New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements, (“ASU 2010-06”), which requires additional disclosures about transfers between Levels 1 and 2 of the fair value hierarchy and disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements. The Company adopted ASU 2010-06 for its second quarter ended May 31, 2010, except for the Level 3 activity disclosures which will be effective for the Company’s fiscal year beginning December 1, 2011. ASU 2010-06 has not and is not expected to have a material effect on the Company’s condensed consolidated financial statements.

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

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, (“ASU 2011-04”). ASU 2011-04 amends ASC 820, Fair Value Measurements, (“ASC 820”), providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the ASC 820 disclosure requirements, particularly for Level 3 fair value measurements. ASU 2011-04 will be effective for the Company’s fiscal year beginning December 1, 2011. The adoption of ASU 2011-04 is not expected to have a material effect on the Company’s condensed consolidated financial statements, but may require certain additional disclosures.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, (“ASU 2011-05”). ASU 2011-05 requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. ASU 2011-05 will be effective for the Company’s quarter ending May 31, 2012. The adoption of ASU 2011-05 is not expected to have a material effect on the Company’s condensed consolidated financial statements, but may require a change in the presentation of the Company’s comprehensive income from the notes of the condensed consolidated financial statements, where it is currently disclosed, to the face of the condensed consolidated financial statements.

(17) Supplemental Financial Information

The indentures governing the principal amounts of the Company’s 5.95% senior notes due 2011, 5.95% senior notes due 2013, 5.50% senior notes due 2014, 5.60% senior notes due 2015, 6.50% senior notes due 2016, 12.25% senior notes due 2017, 6.95% senior notes due 2018, 2.00% convertible senior notes due 2020 and 2.75% convertible senior notes due 2020 require that, if any of the Company’s subsidiaries directly or indirectly guarantee at least $75 million principal amount of debt of Lennar Corporation, those subsidiaries must also guarantee Lennar Corporation’s obligations with regard to its senior notes. Until February 2010, the Company had a Credit Facility that required substantially all of the Company’s homebuilding subsidiaries to guarantee Lennar Corporation’s obligations under the Credit Facility, and therefore, those subsidiaries also guaranteed the Company’s obligations with regard to its senior notes. The Company terminated the Credit Facility in February 2010, and because of that, there was a period when there were no guarantors of Lennar’s obligations with regard to its senior notes. However, subsequently, the Company entered into the LC Agreement that is guaranteed by all the Company’s significant homebuilding subsidiaries, but is not guaranteed by the Company’s finance company subsidiaries or by the Rialto segment subsidiaries. The entities referred to as “guarantors” in the following tables are subsidiaries that were guaranteeing the LC Agreement at May 31, 2011. Supplemental information for the guarantors is as follows:

Condensed Consolidating Balance Sheet

May 31, 2011

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Lennar Homebuilding:
Cash and cash equivalents, restricted cash and receivables, net	$817,655	166,659	36,356	—	1,020,670
Inventories	—	3,672,541	629,024	—	4,301,565
Investments in unconsolidated entities	—	612,056	40,917	—	652,973
Other assets	38,007	138,439	160,595	—	337,041
Investments in subsidiaries	3,354,153	596,728	—	(3,950,881)	—

	4,209,815	5,186,423	866,892	(3,950,881)	6,312,249
Rialto Investments	—	—	1,843,290	—	1,843,290
Lennar Financial Services	—	198,438	345,252	—	543,690

Total assets	$4,209,815	5,384,861	3,055,434	(3,950,881)	8,699,229

LIABILITIES AND EQUITY
Lennar Homebuilding:
Accounts payable and other liabilities	$303,410	439,933	63,197	—	806,540
Liabilities related to consolidated inventory not owned	—	358,394	—	—	358,394
Senior notes and other debts payable	2,678,930	181,739	243,648	—	3,104,317
Intercompany	(1,424,370)	954,877	469,493	—	—

	1,557,970	1,934,943	776,338	—	4,269,251
Rialto Investments	—	—	768,376	—	768,376
Lennar Financial Services	—	95,765	306,589	—	402,354

Total liabilities	$1,557,970	2,030,708	1,851,303	—	5,439,981
Stockholders’ equity	2,651,845	3,354,153	596,728	(3,950,881)	2,651,845
Noncontrolling interests	—	—	607,403	—	607,403

Total equity	2,651,845	3,354,153	1,204,131	(3,950,881)	3,259,248

Total liabilities and equity	$4,209,815	5,384,861	3,055,434	(3,950,881)	8,699,229

(17) Supplemental Financial Information – (Continued)

Condensed Consolidating Balance Sheet

November 30, 2010

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Lennar Homebuilding:
Cash and cash equivalents, restricted cash and receivables, net	$1,079,107	177,674	40,863	—	1,297,644
Inventories	—	3,547,152	622,456	—	4,169,608
Investments in unconsolidated entities	—	587,385	38,800	—	626,185
Other assets	48,776	99,486	159,548	—	307,810
Investments in subsidiaries	3,333,769	811,317	—	(4,145,086)	—

	4,461,652	5,223,014	861,667	(4,145,086)	6,401,247
Rialto Investments	91,270	335,148	1,351,196	—	1,777,614
Lennar Financial Services	—	149,413	459,577	—	608,990

Total assets	$4,552,922	5,707,575	2,672,440	(4,145,086)	8,787,851

LIABILITIES AND EQUITY
Lennar Homebuilding:
Accounts payable and other liabilities	$298,985	479,617	83,546	—	862,148
Liabilities related to consolidated inventory not owned	—	384,233	—	—	384,233
Senior notes and other debts payable	2,671,898	201,248	255,008	—	3,128,154
Intercompany	(1,037,694)	1,128,731	(91,037)	—	—

	1,933,189	2,193,829	247,517	—	4,374,535
Rialto Investments	10,784	128,136	631,794	—	770,714
Lennar Financial Services	—	51,841	396,378	—	448,219

Total liabilities	1,943,973	2,373,806	1,275,689	—	5,593,468
Stockholders’ equity	2,608,949	3,333,769	811,317	(4,145,086)	2,608,949
Noncontrolling interests	—	—	585,434	—	585,434

Total equity	2,608,949	3,333,769	1,396,751	(4,145,086)	3,194,383

Total liabilities and equity	$4,552,922	5,707,575	2,672,440	(4,145,086)	8,787,851

(17) Supplemental Financial Information – (Continued)

Condensed Consolidating Statement of Operations

Three Months Ended May 31, 2011

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Lennar Homebuilding	$—	648,315	14,161	—	662,476
Lennar Financial Services	—	32,701	31,191	(4,470)	59,422
Rialto Investments	—	—	42,595	—	42,595

Total revenues	—	681,016	87,947	(4,470)	764,493

Cost and expenses:
Lennar Homebuilding	—	614,224	17,884	(1,397)	630,711
Lennar Financial Services	—	35,009	24,420	(2,502)	56,927
Rialto Investments	—	—	32,273	—	32,273
Corporate general and administrative	19,184	—	—	1,414	20,598

Total costs and expenses	19,184	649,233	74,577	(2,485)	740,509

Lennar Homebuilding equity in earnings (loss) from unconsolidated entities	—	2,629	(212)	—	2,417
Lennar Homebuilding other income (expense), net	(522)	9,501	—	532	9,511
Other interest expense	(1,453)	(22,468)	—	1,453	(22,468)
Rialto Investments equity in loss from unconsolidated entities	—	—	(2,973)	—	(2,973)
Rialto Investments other income, net	—	—	15,329	—	15,329

Earnings (loss) before income taxes	(21,159)	21,445	25,514	—	25,800
Benefit (provision) for income taxes	10,598	(6,759)	(4,792)	—	(953)
Equity in earnings from subsidiaries	24,346	9,660	—	(34,006)	—

Net earnings (including net earnings attributable to noncontrolling interests)	13,785	24,346	20,722	(34,006)	24,847
Less: Net earnings attributable to noncontrolling interests	—	—	11,062	—	11,062

Net earnings attributable to Lennar	$13,785	24,346	9,660	(34,006)	13,785

(17) Supplemental Financial Information – (Continued)

Condensed Consolidating Statement of Operations

Three Months Ended May 31, 2010

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Lennar Homebuilding	$—	690,449	14,879	—	705,328
Lennar Financial Services	—	43,027	46,458	(14,949)	74,536
Rialto Investments	1,823	—	32,794	—	34,617

Total revenues	1,823	733,476	94,131	(14,949)	814,481

Cost and expenses:
Lennar Homebuilding	—	633,727	23,915	(953)	656,689
Lennar Financial Services	—	38,158	35,415	(12,690)	60,883
Rialto Investments	5,363	—	14,151	—	19,514
Corporate general and administrative	21,000	—	—	1,234	22,234

Total costs and expenses	26,363	671,885	73,481	(12,409)	759,320

Lennar Homebuilding equity in loss from unconsolidated entities	—	(1,382)	(20)	—	(1,402)
Lennar Homebuilding other income (expense), net	9,496	(262)	—	(9,487)	(253)
Other interest expense	(12,027)	(17,516)	—	12,027	(17,516)
Rialto Investments equity in loss from unconsolidated entities	(436)	—	—	—	(436)

Earnings (loss) before income taxes	(27,507)	42,431	20,630	—	35,554
Benefit (provision) for income taxes	18,392	(6,536)	(826)	—	11,030
Equity in earnings from subsidiaries	48,834	12,939	—	(61,773)	—

Net earnings (including net earnings attributable to noncontrolling interests)	39,719	48,834	19,804	(61,773)	46,584
Less: Net earnings attributable to noncontrolling interests	—	—	6,865	—	6,865

Net earnings attributable to Lennar	$39,719	48,834	12,939	(61,773)	39,719

(17) Supplemental Financial Information – (Continued)

Condensed Consolidating Statement of Operations

Six Months Ended May 31, 2011

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Lennar Homebuilding	$—	1,107,272	21,913	—	1,129,185
Lennar Financial Services	—	66,695	69,556	(19,116)	117,135
Rialto Investments	—	—	76,218	—	76,218

Total revenues	—	1,173,967	167,687	(19,116)	1,322,538

Cost and expenses:
Lennar Homebuilding	—	1,048,444	33,519	(3,489)	1,078,474
Lennar Financial Services	—	70,779	56,757	(14,079)	113,457
Rialto Investments	—	—	60,622	—	60,622
Corporate general and administrative	41,415	—	—	2,535	43,950

Total costs and expenses	41,415	1,119,223	150,898	(15,033)	1,296,503

Lennar Homebuilding equity in earnings (loss) from unconsolidated entities	—	11,312	(234)	—	11,078
Lennar Homebuilding other income, net	9,154	39,452	—	(9,135)	39,471
Other interest expense	(13,218)	(44,547)	—	13,218	(44,547)
Rialto Investments equity in earnings from unconsolidated entities	—	—	1,552	—	1,552
Rialto Investments other income, net	—	—	28,532	—	28,532

Earnings (loss) before income taxes	(45,479)	60,961	46,639	—	62,121
Benefit (provision) for income taxes	23,707	(16,560)	(5,695)	—	1,452
Equity in earnings from subsidiaries	62,963	18,562	—	(81,525)	—

Net earnings (including net earnings attributable to noncontrolling interests)	41,191	62,963	40,944	(81,525)	63,573
Less: Net earnings attributable to noncontrolling interests	—	—	22,382	—	22,382

Net earnings attributable to Lennar	$41,191	62,963	18,562	(81,525)	41,191

(17) Supplemental Financial Information – (Continued)

Condensed Consolidating Statement of Operations

Six Months Ended May 31, 2010

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Lennar Homebuilding	$—	1,198,196	27,908	—	1,226,104
Lennar Financial Services	—	75,089	82,219	(29,407)	127,901
Rialto Investments	2,124	—	32,794	—	34,918

Total revenues	2,124	1,273,285	142,921	(29,407)	1,388,923

Cost and expenses:
Lennar Homebuilding	—	1,117,785	43,808	(2,939)	1,158,654
Lennar Financial Services	—	73,358	65,630	(23,839)	115,149
Rialto Investments	6,766	—	14,151	—	20,917
Corporate general and administrative	42,431	—	—	2,443	44,874

Total costs and expenses	49,197	1,191,143	123,589	(24,335)	1,339,594

Lennar Homebuilding equity in loss from unconsolidated entities	—	(10,257)	(39)	—	(10,296)
Lennar Homebuilding other income, net	18,738	13,932	—	(18,720)	13,950
Other interest expense	(23,792)	(36,181)	—	23,792	(36,181)
Rialto Investments equity in loss from unconsolidated entities	(293)	—	—	—	(293)

Earnings (loss) before income taxes	(52,420)	49,636	19,293	—	16,509
Benefit (provision) for income taxes	34,265	(11,144)	(519)	—	22,602
Equity in earnings from subsidiaries	51,351	12,859	—	(64,210)	—

Net earnings (including net earnings attributable to noncontrolling interests)	33,196	51,351	18,774	(64,210)	39,111
Less: Net earnings attributable to noncontrolling interests	—	—	5,915	—	5,915

Net earnings attributable to Lennar	$33,196	51,351	12,859	(64,210)	33,196

(17) Supplemental Financial Information – (Continued)

Condensed Consolidating Statement of Cash Flows

Six Months Ended May 31, 2011

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

Cash flows from operating activities:
Net earnings (including net earnings attributable to noncontrolling interests)	$41,191	62,963	40,944	(81,525)	63,573
Adjustments to reconcile net earnings (including net earnings attributable to noncontrolling interests) to net cash provided by (used in) operating activities

	44,403	(244,590)	59,698	81,525	(58,964)

Net cash provided by (used in) operating activities	85,594	(181,627)	100,642	—	4,609

Cash flows from investing activities:
Investments in and contributions to Lennar Homebuilding unconsolidated entities, net	—	(59,659)	(2,401)	—	(62,060)
Investments in and contributions to Rialto Investments unconsolidated entities, net	—	—	(29,708)	—	(29,708)
Increase in Rialto Investments defeasance cash to retire notes payable	—	—	(58,300)	—	(58,300)
Receipts of principal payments on Rialto Investments loans receivable	—	—	38,079	—	38,079
Proceeds from sales of Rialto Investments real estate owned	—	—	20,851	—	20,851
Other	—	(919)	(3,507)	—	(4,426)

Net cash used in investing activities	—	(60,578)	(34,986)	—	(95,564)

Cash flows from financing activities:
Net repayments under Lennar Financial Services debt	—	(9)	(82,166)	—	(82,175)
Net repayments on other borrowings	—	(36,157)	(25,346)	—	(61,503)
Exercise of land option contracts from an unconsolidated land investment venture	—	(17,264)	—	—	(17,264)
Net payments related to noncontrolling interests	—	—	(942)	—	(942)
Excess tax benefits from share-based awards	261	—	—	—	261
Common stock:
Issuances	4,853	—	—	—	4,853
Repurchases	(10)	—	—	—	(10)
Dividends	(14,946)	—	—	—	(14,946)
Intercompany	(340,143)	290,384	49,759	—	—

Net cash (used in) provided by financing activities	(349,985)	236,954	(58,695)	—	(171,726)

Net (decrease) increase in cash and cash equivalents	(264,391)	(5,251)	6,961	—	(262,681)
Cash and cash equivalents at beginning of period	1,071,542	179,215	143,378	—	1,394,135

Cash and cash equivalents at end of period	$807,151	173,964	150,339	—	1,131,454

(17) Supplemental Financial Information – (Continued)

Condensed Consolidating Statement of Cash Flows

Six Months Ended May 31, 2010

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

Cash flows from operating activities:
Net earnings (including net earnings attributable to noncontrolling interests)	$33,196	51,351	18,774	(64,210)	39,111
Adjustments to reconcile net earnings (including net earnings attributable to noncontrolling interests) to net cash provided by (used in) operating activities	334,167	(181,405)	18,591	64,210	235,563

Net cash provided by (used in) operating activities	367,363	(130,054)	37,365	—	274,674

Cash flows from investing activities:
Increase in restricted cash related to cash collateralized letters of credit	(125,895)	—	—	—	(125,895)
Investments in and contributions to Lennar Homebuilding unconsolidated entities, net	—	(43,411)	(1,969)	—	(45,380)
Investments in and contributions to Rialto Investments unconsolidated entities	(56,315)	—	—	—	(56,315)
Investments in and contributions to Rialto Investments consolidated entities (net of $87.8 million cash and cash equivalents consolidated)	(265,059)	—	87,834	—	(177,225)
Increase in Rialto Investments defeasance cash to retire notes payable	—	—	(33,723)	—	(33,723)
Other	(769)	(3,787)	(100)	—	(4,656)

Net cash (used in) provided by investing activities	(448,038)	(47,198)	52,042	—	(443,194)

Cash flows from financing activities:
Net repayments under Lennar Financial Services debt	—	(16)	(56,484)	—	(56,500)
Proceeds from senior notes	247,323	—	—	—	247,323
Proceeds from 2.00% convertible senior notes due 2020	276,500	—	—	—	276,500
Debt issuance costs of senior notes	(8,785)	—	—	—	(8,785)
Partial redemption of senior notes	(375,421)	—	—	—	(375,421)
Net repayments on other borrowings	—	(55,253)	(24,267)	—	(79,520)
Exercise of land option contracts from an unconsolidated land investment venture	—	(27,625)	—	—	(27,625)
Net receipts related to noncontrolling interests	—	—	7,002	—	7,002
Common stock:
Issuances	1,753	—	—	—	1,753
Repurchases	(1,793)	—	—	—	(1,793)
Dividends	(14,787)	—	—	—	(14,787)
Intercompany	(321,980)	256,148	65,832	—	—

Net cash (used in) provided by financing activities	(197,190)	173,254	(7,917)	—	(31,853)

Net (decrease) increase in cash and cash equivalents	(277,865)	(3,998)	81,490	—	(200,373)
Cash and cash equivalents at beginning of period	1,223,169	154,313	79,956	—	1,457,438

Cash and cash equivalents at end of period	$945,304	150,315	161,446	—	1,257,065

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Outlook

Despite operating in a challenging housing market that saw very little evidence of a spring selling season, we reported diluted earnings per share of $0.07 during the second quarter of 2011, making this our fifth consecutive quarter of profitability. Although the housing market continues to experience tight credit standards, low consumer confidence and a slow sales pace, homebuyers are recognizing that this is an excellent time to purchase a home given the historically low interest rates and the declining home prices.

Our new orders during the second quarter of 2011 were flat with last year notwithstanding the elevated level of sales in March and April of the prior year due to the Federal homebuyer tax credit. However, for the month of May, new orders were up over 30% from prior year, while new orders declined approximately 11% in the prior two months of 2011. Given that the housing stimulus tax credit was eliminated in May 2010, we should experience favorable year-over-year comparisons going forward.

We have remained focused on improving our core homebuilding business. We benefitted greatly from our strategic capital investments in new high margin communities, which are producing higher gross margin percentages than our other communities. Our homebuilding operations were also driven by the reinvigoration of our Everything’s Included marketing platform and by our continued focus on reducing construction costs and controlling overhead.

Our strong balance sheet and liquidity will allow us to continue to purchase new strategic land that we believe will yield high margins for our homebuilding operations and distressed opportunities for our Rialto operations. Given current market conditions, we believe that our company is well positioned for a profitable year in 2011.

(1) Results of Operations

Overview

We historically have experienced, and expect to continue to experience, variability in quarterly results. Our results of operations for the three and six months ended May 31, 2011 are not necessarily indicative of the results to be expected for the full year.

The net earnings attributable to Lennar were $13.8 million, or $0.07 per basic and diluted share, in the second quarter of 2011, compared to $39.7 million, or $0.21 per basic and diluted share, in the second quarter of 2010. Net earnings attributable to Lennar was $41.2 million, or $0.22 per basic and diluted share, in the six months ended May 31, 2011, compared to $33.2 million, or $0.18 per basic and diluted share, in the six months ended May 31, 2010. The decrease in operating results year over year for the three months ended May 31, 2011, was a result of decreased home sales revenue from decreased new home deliveries and a decrease in Lennar Financial Services profitability due to decreased volume in both its mortgage and title operations, partially offset by an increase in Rialto Investments operating earnings resulting from an increase in revenues as well as gains from acquisitions of real estate through foreclosure.

The increase in operating results year over year for the six months ended May 31, 2011 was the result of an increase in revenues as well as gains from acquisitions of real estate through foreclosure in our Rialto Investments segment and an increase in Lennar Homebuilding other income, net, partially offset by a decrease in home sales revenue from decreased new home deliveries and a decrease in Lennar Financial Services profitability due to decreased volume in both its mortgage and title operations.

Financial information relating to our operations was as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
(In thousands)	2011	2010	2011	2010
Lennar Homebuilding revenues:
Sales of homes	$649,782	694,758	1,107,651	1,208,106
Sales of land	12,694	10,570	21,534	17,998

Total Lennar Homebuilding revenues	662,476	705,328	1,129,185	1,226,104

Lennar Homebuilding costs and expenses:
Cost of homes sold	524,036	551,347	890,235	966,319
Cost of land sold	9,793	8,563	16,182	14,638
Selling, general and administrative	96,882	96,779	172,057	177,697

Total Lennar Homebuilding costs and expenses	630,711	656,689	1,078,474	1,158,654

Lennar Homebuilding operating margins	31,765	48,639	50,711	67,450
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities	2,417	(1,402)	11,078	(10,296)
Lennar Homebuilding other income (expense), net	9,511	(253)	39,471	13,950
Other interest expense	(22,468)	(17,516)	(44,547)	(36,181)

Lennar Homebuilding operating earnings	$21,225	29,468	56,713	34,923

Lennar Financial Services revenues	$59,422	74,536	117,135	127,901
Lennar Financial Services costs and expenses	56,927	60,883	113,457	115,149

Lennar Financial Services operating earnings	$2,495	13,653	3,678	12,752

Rialto Investments revenues	$42,595	34,617	76,218	34,918
Rialto Investments costs and expenses	32,273	19,514	60,622	20,917
Rialto Investments equity in earnings (loss) from unconsolidated entities	(2,973)	(436)	1,552	(293)
Rialto Investments other income, net	15,329	—	28,532	—

Rialto Investments operating earnings	$22,678	14,667	45,680	13,708

Total operating earnings	$46,398	57,788	106,071	61,383
Corporate general administrative expenses	(20,598)	(22,234)	(43,950)	(44,874)

Earnings before income taxes	$25,800	35,554	62,121	16,509

Three Months Ended May 31, 2011 versus Three Months Ended May 31, 2010

Revenues from home sales decreased 6% in the second quarter of 2011 to $649.8 million from $694.8 million in 2010. Revenues were lower primarily due to a 9% decrease in the number of home deliveries, excluding unconsolidated entities, partially offset by a 2% increase in the average sales price of homes delivered. New home deliveries, excluding unconsolidated entities, decreased to 2,652 homes in the second quarter of 2011 from 2,902 homes last year. Due to the absence of the federal tax credit in the current period, there was a decrease in home deliveries in Homebuilding Other and all of our Homebuilding segments except for our Homebuilding East segment. Currently, our biggest competition is from the sales of existing and foreclosed homes. We differentiate our new homes from those homes by issuing a new home warranty, and in certain markets emphasizing energy efficiency and new technology such as keyless door locks and remote control lighting and thermostats from outside the home. The increase in home deliveries in our Homebuilding East segment was primarily as a result of home deliveries from communities acquired in the prior year that had sales but no deliveries during the second quarter of 2010. The average sales price of homes delivered increased to $245,000 in the second quarter of 2011 from $240,000 in the second quarter of 2010, primarily in Homebuilding Other and all of our Homebuilding segments except for our Homebuilding West segment. The increase in the average sales price of homes delivered was primarily due to a higher percentage of home deliveries in higher priced communities primarily in the Homebuilding East, Homebuilding Central and Homebuilding Houston segments. The average sales price of homes delivered decreased in our Homebuilding West segment due to a shift to smaller square footage homes generating a lower average sales price. Sales incentives offered to homebuyers were $33,900 per home delivered in the second quarter of 2011, or 12.1% as a percentage of home sales revenue, compared to $31,100 per home delivered in the same period last year, or 11.5% as a percentage of home sales revenue.

Gross margins on home sales were $125.7 million, or 19.4%, in the second quarter of 2011, compared to gross margins on home sales of $143.4 million, or 20.6%, in the second quarter of 2010. Gross margin percentage on home sales decreased compared to last year, primarily due to increased sales incentives offered to homebuyers as a percentage of revenue from home sales. Gross profits on land sales totaled $2.9 million in the second quarter of 2011, compared to $2.0 million in the second quarter of 2010.

Selling, general and administrative expenses were $96.9 million and $96.8 million, respectively, in the second quarter of 2011 and 2010. Selling, general and administrative expenses as a percentage of revenues from home sales increased to 14.9% in the second quarter of 2011, from 13.9% in 2010, due to lower revenues.

Lennar Homebuilding equity in earnings (loss) from unconsolidated entities were $2.4 million in the second quarter of 2011, compared to ($1.4) million in the second quarter of 2010.

Lennar Homebuilding other income (expense), net, totaled $9.5 million in the second quarter of 2011, of which $5.1 million related to the favorable resolution of a joint venture. In the second quarter of 2010, Lennar Homebuilding other income (expense), net, was ($0.3) million, which included a pre-tax loss of $10.8 million related to the repurchase of senior notes through a tender offer, offset by other income and a $4.3 million pre-tax gain on the extinguishment of other debt.

Homebuilding interest expense was $41.5 million in the second quarter of 2011 ($18.5 million was included in cost of homes sold, $0.5 million in cost of land sold and $22.5 million in other interest expense), compared to $37.1 million in the second quarter of 2010 ($19.3 million was included in cost of homes sold, $0.3 million in cost of land sold and $17.5 million in other interest expense). Interest expense increased primarily due to an increase in our outstanding debt compared to the same period last year.

Operating earnings for the Lennar Financial Services segment were $2.5 million in the second quarter of 2011, compared to $13.7 million in the same period last year. The decrease in profitability was due primarily to decreased volume in both the segment’s mortgage and title operations. In addition, in the second quarter of 2010, the Lennar Financial Services segment received $5.1 million of proceeds from the previous sale of a cable system.

In the second quarter of 2011, operating earnings for the Rialto Investments (“Rialto”) segment were $22.7 million (which included $12.9 million of net earnings attributable to noncontrolling interests), compared to operating earnings of $14.7 million (which included $9.6 million of net earnings attributable to noncontrolling interests) in the same period last year. In the second quarter of 2011, revenues in the Rialto segment were $42.6 million, which consisted primarily of interest income associated with the segment’s portfolio of real estate loans, compared to revenues of $34.6 million in the same period last year. In the second quarter of 2011, Rialto Investments other income, net, was $15.3 million, which consisted primarily of gains from acquisition of real estate owned through foreclosure and a $4.7 million gain on the sale of investment securities.

The Rialto segment also had equity in earnings (loss) from unconsolidated entities of ($3.0) million in the second quarter of 2011, consisting primarily of our share of unrealized losses of the AllianceBernstein L.P. (“AB”) fund formed under the Federal government’s Public-Private Investment Program (“PPIP”), partially offset by interest income, compared to equity in earnings (loss) from unconsolidated entities of ($0.4) million in the same period last year. In the second quarter of 2011, expenses in the Rialto segment were $32.3 million, which consisted primarily of costs related to its portfolio operations, underwriting expenses related to both completed and abandoned transactions, and other general and administrative expenses, compared to expenses of $19.5 million in the same period last year.

Corporate general and administrative expenses were $20.6 million, or 2.7% as a percentage of total revenues, in the second quarter of 2011, compared to $22.2 million, or 2.7% as a percentage of total revenues, in the second quarter of 2010.

Net earnings attributable to noncontrolling interests were $11.1 million and $6.9 million, respectively, in the second quarter of 2011 and 2010. Net earnings attributable to noncontrolling interests during both the second quarter of 2011 and 2010 were primarily related to the FDIC’s interest in the portfolio of real estate loans that we acquired in partnership with the FDIC.

A reduction of the carrying amounts of deferred tax assets by a valuation allowance is required if, based on available evidence, it is more likely than not that such assets will not be realized. Based upon an evaluation of all available evidence, during the three months ended May 31, 2011, we recorded a reversal of the deferred tax asset valuation allowance of $2.3 million, primarily due to the net earnings generated during the period.

Our overall effective income tax rates were 6.47% and (38.45%), respectively, for the three months ended May 31, 2011 and 2010. The change in the effective tax rate, compared to same period during 2010, resulted primarily from interest accrued for income taxes during the three months ended May 31, 2011, while in the same period last year there was a reversal of gross unrecognized tax benefits as a result of the resolution of an issue raised by the IRS that certain compensation was not deductible.

Six Months Ended May 31, 2011 versus Six Months Ended May 31, 2010

Revenues from home sales decreased 8% in the six months ended May 31, 2011 to $1.1 billion from $1.2 billion in 2010. Revenues were lower primarily due to a 7% decrease in the number of home deliveries, excluding unconsolidated entities and a 2% decrease in the average sales price of homes delivered. New home deliveries, excluding unconsolidated entities, decreased to 4,555 homes in the six months ended May 31, 2011 from 4,890 homes last year. Due to the absence of the federal tax credit in the current period, there was a decrease in home deliveries in Homebuilding Other and all of our Homebuilding segments except for our Homebuilding East segment. Currently, our biggest competition is from the sales of existing and foreclosed homes. We differentiate our new homes from those homes by issuing a new home warranty, and in certain markets emphasizing energy efficiency and new technology such as keyless door locks and remote control lighting and thermostats from outside the home. The increase in home deliveries in our Homebuilding East segment was primarily as a result of an increase in home deliveries from communities acquired in prior year that had sales but no deliveries during the six months ended May 31, 2010. The average sales price of homes delivered decreased to $243,000 in the six months ended May 31, 2011, from $247,000 in the same period last year, due to a decrease in average sales price of homes delivered in our Homebuilding West segment as a result of a shift to smaller square footage homes generating a lower average sales price. Sales incentives offered to homebuyers were $33,500 per home delivered in the six months ended May 31, 2011, or 12.1% as a percentage of home sales revenue, compared to $33,600 per home delivered in the same period last year, or 11.9% as a percentage of home sales revenue.

Gross margins on home sales were $217.4 million, or 19.6%, in the six months ended May 31, 2011, compared to gross margins on home sales of $241.8 million, or 20.0%, in the six months ended May 31, 2010. Gross margin percentage on home sales decreased slightly compared to last year primarily due to increased sales incentives offered to homebuyers as a percentage of revenues from home sales. Gross profits on land sales totaled $5.4 million in the six months ended May 31, 2011, compared to gross profits on land sales of $3.4 million in the six months ended May 31, 2010.

Selling, general and administrative expenses decreased by $5.6 million, or 3%, in the six months ended May 31, 2011, compared to the same period last year. Selling, general and administrative expenses in the six months ended May 31, 2011 included $7.6 million related to expenses associated with remedying pre-existing liabilities of a previously acquired company, offset by $8.0 million related to the receipt of a settlement discussed below. Selling, general and administrative expenses as a percentage of revenues from home sales increased to 15.5% in the six months ended May 31, 2011, from 14.7% in 2010, primarily due to lower revenues.

Lennar Homebuilding equity in earnings (loss) from unconsolidated entities were $11.1 million in the six months ended May 31, 2011, which included our share of a gain on debt extinguishment at one of Lennar Homebuilding’s unconsolidated entities totaling $15.4 million, partially offset by $4.5 million of valuation adjustments related to assets of Lennar Homebuilding’s unconsolidated entities. In the six months ended May 31, 2010, Lennar Homebuilding equity in earnings (loss) from unconsolidated entities was ($10.3) million.

Lennar Homebuilding other income (expense), net, totaled $39.5 million in the six months ended May 31, 2011, which included $29.5 million related to the receipt of a settlement. The parties to certain litigation in which the Company was plaintiff entered into a settlement agreement in which they agreed the Company may make the following statement: “Lennar recently settled litigation against a third party in connection with Lennar’s ongoing dispute with Nicolas Marsch, III and his affiliates. As a result of the settlement, the third party paid Lennar total cash consideration of $37.5 million and that the terms are confidential.” Lennar Homebuilding other income (expense), net, in the six months ended May 31, 2011 also included $5.1 million of income related to the favorable resolution of a joint venture and the recognition of $10.0 million of deferred management fees related to management services previously performed for one of our Lennar Homebuilding unconsolidated entities. In addition, Lennar Homebuilding other income (expense), net, included $8.4 million of valuation adjustments to our investments in Lennar Homebuilding’s unconsolidated entities. In the six months ended May 31, 2010, Lennar Homebuilding other income (expense), net, was $14.0 million, which included a pre-tax loss of $10.8 million related to the repurchase of senior notes through a tender offer, offset by other income and a $13.6 million pre-tax gain on the extinguishment of other debt.

Homebuilding interest expense was $77.3 million in the six months ended May 31, 2011 ($32.0 million was included in cost of homes sold, $0.7 million in cost of land sold and $44.5 million in other interest expense), compared to $70.3 million in the six months ended May 31, 2010 ($33.7 million was included in cost of homes sold, $0.4 million in cost of land sold and $36.2 million in other interest expense). Interest expense increased due to an increase in the Company’s outstanding debt compared to the same period last year.

Operating earnings for the Lennar Financial Services segment were $3.7 million in the six months ended May 31, 2011, compared to operating earnings of $12.8 million in the same period last year. The decrease in profitability was due primarily to decreased volume in both the segment’s mortgage and title operations. In addition, in the six months ended May 31, 2010, the Lennar Financial Services segment received $5.1 million of proceeds from the previous sale of a cable system.

In the six months ended May 31, 2011, operating earnings for the Rialto segment were $45.7 million (which included $24.8 million of net earnings attributable to noncontrolling interests), compared to operating earnings of $13.7 million (which included $9.6 million of net earnings attributable to noncontrolling interests) in the same period last year. In the six months ended May 31, 2011, revenues in the Rialto segment were $76.2 million, which consisted primarily of interest income associated with the segment’s portfolio of real estate loans, compared to revenues of $34.9 million in the same period last year. In the six months ended May 31, 2011, Rialto Investments other income, net, was $28.5 million, which consisted primarily of gains from acquisition of real estate owned through foreclosure and a $4.7 million gain on the sale of investment securities.

The Rialto segment also had equity in earnings (loss) from unconsolidated entities of $1.6 million in the six months ended May 31, 2011, consisting primarily of interest income, partially offset by unrealized losses related to the Company’s investment in the AB PPIP fund, compared to equity in earnings (loss) from unconsolidated entities of ($0.3) million in the same period last year. In the six months ended May 31, 2011, expenses in the Rialto segment were $60.6 million, which consisted primarily of costs related to its portfolio operations, underwriting expenses related to both completed and abandoned transactions, and other general and administrative expenses, compared to expenses of $20.9 million in the same period last year.

Corporate general and administrative expenses were $44.0 million, or 3.3% as a percentage of total revenues, in the six months ended May 31, 2011, compared to $44.9 million, or 3.2% as a percentage of total revenues, in the six months ended May 31, 2010.

Net earnings attributable to noncontrolling interests were $22.4 million and $5.9 million, respectively, in the six months ended May 31, 2011 and 2010. Net earnings attributable to noncontrolling interests during both the six months ended May 31, 2011 and 2010 were primarily related to the FDIC’s interest in the portfolio of real estate loans that the Company acquired in partnership with the FDIC.

Based upon an evaluation of all available evidence, during the six months ended May 31, 2011, we recorded a reversal of the deferred tax asset valuation allowance of $10.8 million, primarily due to the net earnings generated during the period. At May 31, 2011, the deferred tax asset valuation allowance was $598.7 million.

Our overall effective income tax rates were (3.65%) and (213.36%), respectively, for the six months ended May 31, 2011 and 2010. The change in the effective tax rate, compared to the same period in 2010, resulted primarily from interest accrued for income taxes and various income tax benefits recorded in the six months ended May 31, 2011, while in the same period last year there was a reversal of gross unrecognized tax benefits as a result of the resolution of an issue raised by the IRS that certain compensation was not deductible, and the settlement of certain state tax nexus issues.

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

At May 31, 2011, our reportable homebuilding segments and Homebuilding Other consisted of homebuilding divisions located in:

East: Florida, Maryland, New Jersey and Virginia

Central: Arizona, Colorado and Texas (1)

West: California and Nevada

Houston: Houston, Texas

Other: Georgia, Illinois, Minnesota, North Carolina and South Carolina

(1)	Texas in the Central reportable segment excludes Houston, Texas, which is its own reportable segment.

The following tables set forth selected financial and operational information related to our homebuilding operations for the periods indicated:

Selected Financial and Operational Data

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2011	2010	2011	2010
Revenues:
East:
Sales of homes	$265,985	219,101	452,294	357,794
Sales of land	2,620	4,786	4,775	8,153

Total East	268,605	223,887	457,069	365,947

Central:
Sales of homes	89,555	100,085	155,619	165,860
Sales of land	2,600	1,786	3,542	2,094

Total Central	92,155	101,871	159,161	167,954

West:
Sales of homes	119,543	177,612	215,925	340,143
Sales of land	1,354	1,655	1,354	3,441

Total West	120,897	179,267	217,279	343,584

Houston:
Sales of homes	76,565	100,943	125,229	174,770
Sales of land	5,321	2,343	9,610	4,310

Total Houston	81,886	103,286	134,839	179,080

Other
Sales of homes	98,134	97,017	158,584	169,539
Sales of land	799	—	2,253	—

Total Other	98,933	97,017	160,837	169,539

Total homebuilding revenues	$662,476	705,328	1,129,185	1,226,104

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2011	2010	2011	2010
Operating earnings (loss):
East:
Sales of homes	$29,512	23,216	53,037	38,699
Sales of land	133	1,070	353	2,304
Equity in earnings (loss) from unconsolidated entities	(558)	266	(935)	(553)
Other income (expense), net (1)	5,946	(2,524)	265	8,059
Other interest expense	(5,642)	(6,293)	(12,309)	(12,251)

Total East	29,391	15,735	40,411	36,258

Central:
Sales of homes (2)	(163)	2,482	(11,880)	140
Sales of land	964	223	1,700	(846)
Equity in loss from unconsolidated entities	(135)	(370)	(537)	(798)
Other income (expense), net	19	(545)	140	(1,411)
Other interest expense	(4,035)	(2,246)	(7,897)	(4,788)

Total Central	(3,350)	(456)	(18,474)	(7,703)

West:
Sales of homes (2)	(7,366)	6,289	(3,359)	7,024
Sales of land	207	157	220	766
Equity in earnings (loss) from unconsolidated entities (3)	3,152	(1,992)	15,211	(9,480)
Other income, net (4)	3,689	3,367	44,695	8,617
Other interest expense	(8,537)	(6,157)	(16,277)	(13,155)

Total West	(8,855)	1,664	40,490	(6,228)

Houston:
Sales of homes	2,347	8,708	2,395	14,021
Sales of land	1,303	557	2,083	1,136
Equity in earnings from unconsolidated entities	75	284	65	265
Other income, net	430	340	597	708
Other interest expense	(1,189)	(702)	(2,215)	(1,489)

Total Houston	2,966	9,187	2,925	14,641

Other
Sales of homes	4,534	5,937	5,166	4,206
Sales of land	294	—	996	—
Equity in earnings (loss) from unconsolidated entities	(117)	410	(2,726)	270
Other expense, net	(573)	(891)	(6,226)	(2,023)
Other interest expense	(3,065)	(2,118)	(5,849)	(4,498)

Total Other	1,073	3,338	(8,639)	(2,045)

Total homebuilding operating earnings	$21,225	29,468	56,713	34,923

(1)	Other income (expense), net, for both the three and six months ended May 31, 2011 includes $5.1 million of income related to the favorable resolution of a joint venture.
(2)	Sales of homes in our Homebuilding Central segment for the three and six months ended May 31, 2011 were impacted by $1.0 million and $7.6 million, respectively, of expenses associated with remedying pre-existing liabilities of a previously acquired company. Sales of homes in our Homebuilding West segment for the six months ended May 31, 2011 included $8.0 million related to the receipt of a litigation settlement discussed previously in the Overview section.
(3)	Equity in earnings from unconsolidated entities for the six months ended May 31, 2011 include our $15.4 million share of a gain on debt extinguishment at one of our Lennar Homebuilding unconsolidated entities.
(4)	Other income, net, for the six months ended May 31, 2011 includes $29.5 million related to the receipt of a litigation settlement discussed previously in the Overview section and the recognition of $10.0 million of deferred management fees related to management services previously performed by us for one of our Lennar Homebuilding unconsolidated entities.

Summary of Homebuilding Data

Deliveries:

	Three Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	May 31, 2011	May 31, 2010	May 31, 2011	May 31, 2010	May 31, 2011	May 31, 2010
East	1,138	991	$265,985	219,101	234,000	221,000
Central	429	504	89,555	100,085	209,000	199,000
West	419	568	140,172	185,891	335,000	327,000
Houston	331	465	76,565	100,943	231,000	217,000
Other	365	384	98,134	97,017	269,000	253,000

Total	2,682	2,912	$670,411	703,037	250,000	241,000

Of the total homes delivered listed above, 30 homes with a dollar value of $20.6 million and an average sales price of $688,000 represent deliveries from unconsolidated entities for the three months ended May 31, 2011, compared to 10 home deliveries with a dollar value of $8.3 million and an average sales price of $828,000 for the three months ended May 31, 2010.

	Six Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	May 31, 2011	May 31, 2010	May 31, 2011	May 31, 2010	May 31, 2011	May 31, 2010
East	1,961	1,600	$452,294	357,794	231,000	224,000
Central	741	821	155,619	165,860	210,000	202,000
West	760	1,016	251,164	361,221	330,000	356,000
Houston	550	811	125,229	174,770	228,000	215,000
Other	593	668	158,584	169,539	267,000	254,000

Total	4,605	4,916	$1,142,890	1,229,184	248,000	250,000

Of the total homes delivered listed above, 50 homes with a dollar value of $35.2 million and an average sales price of $705,000 represent deliveries from unconsolidated entities for the six months ended May 31, 2011, compared to 26 home deliveries with a dollar value of $21.1 million and an average sales price of $811,000 for the six months ended May 31, 2010.

Sales Incentives (1):

	Three Months Ended
	Sales Incentives (In thousands)		Average Sales Incentives Per Home Delivered		Sales Incentives as a % of Revenue
	May 31, 2011	May 31, 2010	May 31, 2011	May 31, 2010	May 31, 2011	May 31, 2010
East	$38,546	29,537	$33,900	29,800	12.7%	11.8%
Central	13,117	15,641	30,600	31,000	12.8%	13.5%
West	12,243	17,413	31,500	31,200	9.3%	8.9%
Houston	13,303	16,360	40,200	35,200	14.8%	14.0%
Other	12,649	11,416	34,700	29,700	11.4%	10.5%

Total	$89,858	90,367	$33,900	31,100	12.1%	11.5%

	Six Months Ended
	Sales Incentives (In thousands)		Average Sales Incentives Per Home Delivered		Sales Incentives as a % of Revenue
	May 31, 2011	May 31, 2010	May 31, 2011	May 31, 2010	May 31, 2011	May 31, 2010
East	$64,917	52,641	$33,100	32,900	12.6%	12.8%
Central	22,845	26,760	30,800	32,600	12.8%	13.9%
West	21,638	33,711	30,500	34,100	9.1%	9.0%
Houston	22,224	29,588	40,400	36,500	15.1%	14.5%
Other	21,178	21,388	35,700	32,000	11.8%	11.2%

Total	$152,802	164,088	$33,500	33,600	12.1%	11.9%

(1)	Sales incentives relate to home deliveries during the period, excluding deliveries by unconsolidated entities.

New Orders (2):

	Three Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	May 31, 2011	May 31, 2010	May 31, 2011	May 31, 2010	May 31, 2011	May 31, 2010
East	1,287	1,253	$306,616	276,098	238,000	220,000
Central	513	487	110,754	101,839	216,000	209,000
West	530	598	178,178	192,871	336,000	323,000
Houston	419	484	94,049	107,393	224,000	222,000
Other	455	385	117,254	99,859	258,000	259,000

Total	3,204	3,207	$806,851	778,060	252,000	243,000

Of the total new orders listed above, 35 homes with a dollar value of $21.6 million and an average sales price of $617,000 represent new orders from unconsolidated entities for the three months ended May 31, 2011, compared to 37 new orders with a dollar value of $22.5 million and an average sales price of $609,000 for the three months ended May 31, 2010.

	Six Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	May 31, 2011	May 31, 2010	May 31, 2011	May 31, 2010	May 31, 2011	May 31, 2010
East	2,269	2,223	$527,227	487,461	232,000	219,000
Central	854	903	181,874	186,818	213,000	207,000
West	918	1,052	306,157	356,228	334,000	339,000
Houston	685	872	153,702	189,945	224,000	218,000
Other	745	734	199,431	186,216	268,000	254,000

Total	5,471	5,784	$1,368,391	1,406,668	250,000	243,000

Of the total new orders listed above, 56 homes with a dollar value of $38.5 million and an average sales price of $688,000 represent new orders from unconsolidated entities for the six months ended May 31, 2011, compared to 46 new orders with a dollar value of $30.6 million and an average sales price of $665,000 for the six months ended May 31, 2010.

(2)	New orders represent the number of new sales contracts executed with homebuyers, net of cancellations, during the three and six months ended May 31, 2011 and 2010.

Backlog:

	Homes		Dollar Value (In thousands)		Average Sales Price
	May 31, 2011	May 31, 2010	May 31, 2011	May 31, 2010	May 31, 2011	May 31, 2010
East	1,065	1,305	$266,192	307,000	250,000	235,000
Central	367	249	79,397	57,175	216,000	230,000
West	337	372	112,571	139,517	334,000	375,000
Houston	380	310	87,385	76,118	230,000	246,000
Other	321	263	88,146	76,133	275,000	289,000

Total	2,470	2,499	$633,691	655,943	257,000	262,000

Of the total homes in backlog listed above, 9 homes with a backlog dollar value of $5.4 million and an average sales price of $603,000 represent the backlog from unconsolidated entities at May 31, 2011, compared with backlog from unconsolidated entities of 29 homes with a backlog dollar value of $16.7 million and an average sales price of $577,000 at May 31, 2010.

Backlog represents the number of homes under sales contracts. Homes are sold using sales contracts, which are generally accompanied by sales deposits. In some instances, purchasers are permitted to cancel sales if they fail to qualify for financing or under certain other circumstances. The cancellation rates for the three and six months ended May 31, 2011 were consistent with historical and current cancellation rates. We experienced cancellation rates in our homebuilding segments and Homebuilding Other as follows:

	Three Months Ended		Six Months Ended
	May 31, 2011	May 31, 2010	May 31, 2011	May 31, 2010
East	17%	14%	17%	13%
Central	19%	19%	20%	17%
West	19%	23%	17%	18%
Houston	19%	18%	21%	16%
Other	11%	16%	12%	16%

Total	17%	17%	17%	15%

Three Months Ended May 31, 2011 versus Three Months Ended May 31, 2010

Homebuilding East: Homebuilding revenues increased for the three months ended May 31, 2011, compared to the three months ended May 31, 2010, primarily due to an increase in the number of home deliveries in Florida as a result of home deliveries from communities acquired in the prior year that had sales but no deliveries during the second quarter of 2010. Gross margins on home sales were $61.6 million, or 23.2%, for the three months ended May 31, 2011, compared to gross margins on home sales of $50.8 million, or 23.2%, for the three months ended May 31, 2010. Gross margin percentage on homes sales in this segment remained above average compared to the rest of our homebuilding operations and they remained consistent with prior year primarily due to an increase in sales incentives offered to homebuyers as a percentage of revenues from home sales (12.7% in 2011, compared to 11.8% in 2010), offset by an increase in the average sales price of homes delivered.

Homebuilding Central: Homebuilding revenues decreased for the three months ended May 31, 2011, compared to the three months ended May 31, 2010, primarily due to a decrease in the number of home deliveries in Arizona and Texas, excluding Houston, resulting from decreased demand for new homes primarily driven by the absence of the federal tax credit in the current period. Gross margins on home sales were $13.0 million, or 14.5%, for three months ended May 31, 2011, compared to gross margins on home sales of $15.6 million, or 15.6%, for three months ended May 31, 2010. Gross margin percentage on homes sales decreased compared to last year primarily due to adjustments to pre-existing home warranties in Texas, excluding Houston, partially offset by a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales (12.8% in 2011, compared to 13.5% in 2010).

Homebuilding West: Homebuilding revenues decreased for the three months ended May 31, 2011, compared to the three months ended May 31, 2010, primarily due to a decrease in the number of home deliveries and a decrease in the average sales price of homes delivered in all states of the segment. The decrease in the number of home deliveries in the second quarter of 2011 was due to decreased demand for new homes primarily driven by the absence of the federal tax credit in the current period. Gross margins on home sales were $19.7 million, or 16.5%, for the three months ended May 31, 2011, compared to gross margins on home sales of $38.5 million, or 21.7%, for the three months ended May 31, 2010. Gross margin percentage on homes sales decreased compared to last year primarily due to a higher percentage of home deliveries in lower price point communities and reduced pricing as the segment focused on reducing its completed unsold inventory and increased sales incentives offered to homebuyers as a percentage of revenues from home sales (9.3% in 2011, compared to 8.9% in 2010).

Homebuilding Houston: Homebuilding revenues decreased for the three months ended May 31, 2011, compared to the three months ended May 31, 2010, primarily due to a decrease in the number of home deliveries resulting from decreased demand for new homes primarily driven by the absence of the federal tax credit in the current period. Gross margins on home sales were $13.1 million, or 17.2%, for the three months ended May 31, 2011, compared to gross margins on home sales of $20.0 million, or 19.8%, for the three months ended May 31, 2010. Gross margin percentage on homes sales decreased compared to last year primarily due to reduced pricing in some lower price point communities as the segment focused on reducing its completed unsold inventory and increased sales incentives offered to homebuyers as a percentage of revenues from home sales (14.8% in 2011, compared to 14.0% in 2010).

Homebuilding Other: Homebuilding revenues slightly increased for the three months ended May 31, 2011, compared to the three months ended May 31, 2010, primarily due to an increase in deliveries in New York where the average sales price of homes delivered is a lot higher than the average sales price of homes delivered in the other states in Homebuilding Other, and an increase in deliveries in Georgia, which is a new division created last year, offset by a decrease in the number of home deliveries in the Carolinas. The decrease in deliveries in the Carolinas was due to decreased demand for new homes primarily driven by the absence of the federal tax credit in the current period. Gross margins on home sales were $18.3 million, or 18.7%, for the three months ended May 31, 2011, compared to gross margins on home sales of $18.6 million, or 19.2%, for the three months ended May 31, 2010. Gross margin percentage on homes sales decreased compared to last year primarily due to increased sales incentives offered to homebuyers as a percentage of revenues from home sales (11.4% in 2011, compared to 10.5% in 2010).

Six Months Ended May 31, 2011 versus Six Months Ended May 31, 2010

Homebuilding East: Homebuilding revenues increased for the six months ended May 31, 2011, compared to the six months ended May 31, 2010, primarily due to an increase in the number of home deliveries in Florida as a result of home deliveries from communities acquired in the prior year that had sales but no deliveries during the six months ended May 31, 2010. Gross margins on home sales were $106.2 million, or 23.5%, in 2011, compared to gross margins on home sales of $85.6 million, or 23.9%, for the six months ended May 31, 2010. Gross margin percentage on homes sales in this segment remained above average compared to the rest of our homebuilding operations and slightly decreased compared to the prior year primarily due to increased sales incentives offered to homebuyers as a percentage of revenues from home sales (12.6% in 2011, compared to 12.8% in 2010).

Homebuilding Central: Homebuilding revenues decreased for the six months ended May 31, 2011, compared to the six months ended May 31, 2010, primarily due to a decrease in the number of home deliveries in Arizona and Texas, excluding Houston, resulting from decreased demand for new homes primarily driven by the absence of the federal tax credit in the current period. Gross margins on home sales were $18.8 million, or 12.1%, for the six months ended May 31, 2011, compared to gross margins on homes sales of $24.5 million, or 14.8%, for the six months ended May 31, 2010. Gross margin percentage on homes sales decreased compared to last year primarily due to adjustments to pre-existing home warranties in Texas, excluding Houston and an increase in valuation adjustments, partially offset by a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales (12.8% in 2011, compared to 13.9% in 2010).

Homebuilding West: Homebuilding revenues decreased for the six months ended May 31, 2011, compared to the six months ended May 31, 2010, primarily due to a decrease in the number of home deliveries in California and a decrease in the average sales price of homes delivered in all states of the segment. The decrease in the number of home deliveries in California resulted from decreased demand for new homes primarily driven by the absence of the federal tax credit in the current period. The decrease in the average sales price in the segment was due to a shift to smaller square footage homes generating a lower average sales price during the six months ended May 31, 2011. Gross margins on home sales were $41.1 million, or 19.0%, for the six months ended May 31, 2011, compared to gross margins on home sales of $69.3 million, or 20.4%, for the six months ended May 31, 2010. Gross margin percentage on home sales decreased compared to last year primarily due to a higher percentage of home deliveries in lower price point communities and reduced pricing as the segment focused on reducing its completed unsold inventory. Sales incentives offered to homebuyers as a percentage of revenues from home sales were 9.1% in 2011, compared to 9.0% in 2010.

Homebuilding Houston: Homebuilding revenues decreased for the six months ended May 31, 2011, compared to the six months ended May 31, 2010, primarily due to a decrease in the number of home deliveries resulting from decreased demand for new homes primarily driven by the absence of the federal tax credit in the current period. Gross margins on home sales were $21.5 million, or 17.2%, for the six months ended May 31, 2011, compared to gross margins on home sales of $34.4 million, or 19.7%, for the six months ended May 31, 2010. Gross margin percentage on homes sales decreased compared to last year primarily due to reduced pricing in some lower price point communities to reduce its completed unsold inventory and increased sales incentives offered to homebuyers as a percentage of revenues from home sales (15.1% in 2011, compared to 14.5% in 2010).

Homebuilding Other: Homebuilding revenues decreased for the six months ended May 31, 2011, compared to the six months ended May 31, 2010, primarily due to a decrease in the number of home deliveries in the Carolinas, partially offset by an increase in deliveries in New York where the average sales price of homes delivered is a lot higher than the average sales price of homes delivered in the other states in Homebuilding Other, and an increase in deliveries in Georgia due to the creation of a new division last year. The decrease in deliveries in the Carolinas was due to decreased demand for new homes primarily driven by the absence of the federal tax credit in the current period. Gross margins on home sales were $29.9 million, or 18.8%, for the six months ended May 31, 2011, compared to gross margins on home sales of $28.0 million, or 16.5%, for the six months ended May 31, 2010. Gross margin percentage on homes sales improved compared to last year primarily due to a reduction of valuation adjustments, partially offset by increased sales incentives offered to homebuyers as a percentage of revenues from home sales (11.8% in 2011, compared to 11.2% in 2010).

At May 31, 2011 and 2010, we owned 91,123 homesites and 82,455 homesites, respectively, and had access to an additional 16,847 homesites and 21,806 homesites, respectively, through either option contracts with third parties or agreements with unconsolidated entities in which we have investments. At November 30, 2010, we owned 84,482 homesites and had access to an additional 19,974 homesites through either option contracts with third parties or agreements with unconsolidated entities in which we have investments. At May 31, 2011, 2% of the homesites we owned were subject to home purchase contracts. At May 31, 2011 and 2010, our backlog of sales contracts was 2,470 homes ($633.7 million) and 2,499 homes ($655.9 million), respectively.

Lennar Financial Services Segment

The following table presents selected financial data related to our Lennar Financial Services segment for the periods indicated:

	Three Months Ended May 31,		Six Months Ended May 31,
(Dollars in thousands)	2011	2010	2011	2010
Revenues	$59,422	74,536	117,135	127,901
Costs and expenses	56,927	60,883	113,457	115,149

Operating earnings	$2,495	13,653	3,678	12,752

Dollar value of mortgages originated	$652,000	781,000	1,209,000	1,331,000

Number of mortgages originated	3,200	3,800	5,900	6,200

Mortgage capture rate of Lennar homebuyers	79%	85%	78%	85%

Number of title and closing service transactions	19,400	24,400	42,200	47,700

Number of title policies issued	30,800	28,200	63,400	52,900

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

The following table presents the results of operations of our Rialto segment for the periods indicated:

	Three Months Ended May 31,		Six Months Ended May 31,
(In thousands)	2011	2010	2011	2010
Revenues	$42,595	34,617	76,218	34,918
Costs and expenses	32,273	19,514	60,622	20,917
Rialto Investments equity in earnings (loss) from unconsolidated entities	(2,973)	(436)	1,552	(293)
Rialto Investments other income, net	15,329	—	28,532	—

Operating earnings (1)	$22,678	14,667	45,680	13,708

(1)	Operating earnings for the three and six months ended May 31, 2011 include $12.9 million and $24.8 million, respectively, of net earnings attributable to noncontrolling interests. Operating earnings for both the three and six months ended May 31, 2010 include $9.6 million of net earnings attributable to noncontrolling interests.

Distressed Asset Portfolios

In February 2010, the Rialto segment acquired indirectly 40% managing member equity interests in two limited liability companies (“LLCs”), in which the FDIC holds the remaining 60% interests. The LLCs hold performing and non-performing loans formerly owned by 22 failed financial institutions and when the Rialto segment acquired its interests in the LLCs, the two portfolios consisted of approximately 5,500 distressed residential and commercial real estate loans. The FDIC provided $626.9 million of financing with 0% interest, which is non-recourse to us and the LLCs. As of May 31, 2011, the notes payable balance was $626.9 million; however, $159.6 million of cash collections on loans in excess of expenses had been deposited in a defeasance account, established for the repayment of the notes payable, under the agreement with the FDIC. The funds in the defeasance account will be used to retire the notes payable upon their maturity.

The LLCs met the accounting definition of variable interest entities (“VIEs”) and since we were determined to be the primary beneficiary, we consolidated the LLCs. At May 31, 2011, these consolidated LLCs had total combined assets and liabilities of $1.4 billion and $0.6 billion, respectively.

In September 2010, the Rialto segment acquired approximately 400 distressed residential and commercial real estate loans and over 300 real estate owned (“REO”) properties from three financial institutions. We paid $310 million for the distressed real estate and real estate related assets, of which $125 million was financed through a 5-year senior unsecured note provided by one of the selling institutions.

Investments

An affiliate in the Rialto segment is a sub-advisor to the AB PPIP fund and receives management fees for sub-advisory services. We also made a commitment to invest $75 million in the AB PPIP fund, of which the remaining outstanding commitment as of May 31, 2011 was $11.2 million. As of May 31, 2011 and November 30, 2010, the carrying value of our investment in the AB PPIP fund was $77.2 million and $77.3 million, respectively.

In November 2010, the Rialto segment completed its first closing of a real estate investment fund (the “Fund”) with initial equity commitments of approximately $300 million (including $75 million committed by the Company). During the three and six months ended May 31, 2011, the Company contributed $19.1 million and $29.7 million, respectively, to the Fund out of total investor contributions of $75.0 million and $119.4 million, respectively. During the six months ended May 31, 2011, the Fund acquired distressed real estate asset portfolios and invested in commercial mortgage backed securities (“CMBS”) at a discount to par value. As of May 31, 2011, the carrying value of the Company’s investment in the Fund was $29.3 million.

Additionally, another subsidiary in the Rialto segment also has approximately a 5% investment in a service and infrastructure provider to the residential home loan market (the “Servicer Provider”), which provides services to the consolidated LLCs, among others. As of May 31, 2011 and November 30, 2010, the carrying value of our investment in the Servicer Provider was $9.1 million and $7.3 million, respectively.

(2) Financial Condition and Capital Resources

At May 31, 2011, we had cash and cash equivalents related to our homebuilding, financial services and Rialto operations of $1.1 billion, compared to $1.3 billion at May 31, 2010.

We finance our land acquisition and development activities, construction activities, financial services activities, Rialto activities and general operating needs primarily with cash generated from our operations, debt issuances and equity offerings, as well as cash borrowed under our warehouse lines of credit.

Operating Cash Flow Activities

In the six months ended May 31, 2011 and 2010, cash provided by operating activities amounted to $4.6 million and $274.7 million, respectively. During the six months ended May 31, 2011, cash provided by operating activities were positively impacted by our net earnings, a decrease in Financial Services loans held-for-sale and a decrease in receivables. This was partially offset by an increase in other assets, a decrease in accounts payable and other liabilities and an increase in inventories due to strategic land purchases. The decrease in cash provided by operating activities from the six months ended May 31, 2010 to the six months ended May 31, 2011 is primarily due to the $323.7 million tax refund received during the six months ended May 31, 2010, which positively impacted cash provided by operating activities during that period.

Investing Cash Flow Activities

During the six months ended May 31, 2011 and 2010, cash used in investing activities totaled $95.6 million and $443.2 million, respectively. During the six months ended May 31, 2011, we received $38.1 million of principal payments on Rialto Investments loans receivable, $20.9 million of proceeds from the sale of REO and $13.8 million of distributions of capital from Lennar Homebuilding unconsolidated entities. This was offset by $75.9 million of cash contributions to Lennar Homebuilding unconsolidated entities primarily for working capital and debt reduction, $29.7 million of cash contributions to the Fund, which is a Rialto Investments’ unconsolidated entity, and a $58.3 million increase in Rialto Investments defeasance cash.

During the six months ended May 31, 2010, our Rialto segment contributed $243 million of cash (net of $22 million working capital reserve) to acquire indirectly 40% managing member interests in two LLCs in partnership with the FDIC. Upon the consolidation of the LLCs that hold the two portfolios of real estate loans acquired in the FDIC transaction, the Company consolidated $87.8 million of cash, resulting in net contributions to consolidated entities by the Rialto segment of $177.2 million during the six months ended May 31, 2010. The Rialto segment also contributed $56.3 million of cash to unconsolidated entities (the AB PPIP fund). In the six months ended May 31, 2010, we also contributed $58.2 million of cash to Lennar Homebuilding unconsolidated entities. In addition, there was an increase in cash used in investing activities related to an increase of $125.9 million in restricted cash used to collateralize letters of credit.

We are always looking at the possibility of acquiring homebuilders and other companies. However, at May 31, 2011, we had no agreements or understandings regarding any significant transactions.

Financing Cash Flow Activities

During the six months ended May 31, 2011, our cash used in financing activities of $171.7 million was primarily attributed to principal payments on other borrowings and net repayments under our Lennar Financial Services’ warehouse repurchase facilities. During the six months ended May 31, 2010, our cash used in financing activities of $31.9 million was primarily attributed to the redemption of senior notes, principal payments on other borrowings and net repayments under our Lennar Financial Services’ warehouse repurchase facilities, offset primarily by the issuance of new debt.

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

(Dollars in thousands)	May 31, 2011	November 30, 2010	May 31, 2010
Lennar Homebuilding debt	$3,104,317	3,128,154	2,890,212
Stockholders’ equity	2,651,845	2,608,949	2,473,893

Total capital	$5,756,162	5,737,103	5,364,105

Lennar Homebuilding debt to total capital	53.9%	54.5%	53.9%

Lennar Homebuilding debt	$3,104,317	3,128,154	2,890,212
Less: Lennar Homebuilding cash and cash equivalents	945,155	1,207,247	1,087,698

Net Lennar Homebuilding debt	$2,159,162	1,920,907	1,802,514

Net Lennar Homebuilding debt to total capital (1)	44.9%	42.4%	42.2%

(1)	Net Lennar Homebuilding debt to total capital consists of net Lennar Homebuilding debt (Lennar Homebuilding debt less Lennar Homebuilding cash and cash equivalents) divided by total capital (net Lennar Homebuilding debt plus stockholders’ equity).

At May 31, 2011, net Lennar Homebuilding debt to total capital was higher compared to May 31, 2010, due to the increase in Lennar Homebuilding debt as a result of an increase in senior notes and a decrease in Lennar Homebuilding cash and cash equivalents, partially offset by an increase in stockholders’ equity primarily related to our net earnings.

Our Lennar Homebuilding average debt outstanding was $3.1 billion for the six months ended May 31, 2011, compared to $2.7 billion in the same period last year. The average rate for interest incurred was 5.7% for the six months ended May 31, 2011, compared to 6.3% for the six months ended May 31, 2010. Interest incurred related to Lennar Homebuilding debt for the six months ended May 31, 2011 was $100.1 million, compared to $90.6 million in the same period last year. The majority of our short-term financing needs, including financings for land acquisition and development activities and general operating needs, are met with cash generated from operations and proceeds from debt issuances.

We have a $150 million Letter of Credit and Reimbursement Agreement (“LC Agreement”) with certain financial institutions. The LC Agreement may be increased to $200 million, although there are currently no commitments for the additional $50 million. We believe we were in compliance with our covenants related to the LC Agreement at May 31, 2011.

Our performance letters of credit outstanding were $72.2 million and $78.9 million, respectively, at May 31, 2011 and November 30, 2010. Our financial letters of credit outstanding were $203.8 million and $195.0 million, respectively, at May 31, 2011 and November 30, 2010. Performance letters of credit are generally posted with regulatory bodies to guarantee our performance of certain development and construction activities, and financial letters of credit are generally posted in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral.

At May 31, 2011, our Lennar Financial Services segment had a warehouse repurchase facility with a maximum aggregate commitment of $150 million and an additional uncommitted amount of $50 million that matures in February 2012, and another warehouse repurchase facility with a maximum aggregate commitment of $175 million that matures on July 29, 2011. We expect to renew the warehouse repurchase facility that matures in July 2011. The maximum aggregate commitment under these facilities totaled $325 million as of May 31, 2011.

Our Lennar Financial Services segment uses these facilities to finance its lending activities until the mortgage loans are sold to investors and expects the facilities to be renewed or replaced with other facilities when they mature. Borrowings under the facilities were $189.4 million and $271.6 million, respectively, at May 31, 2011 and November 30, 2010, and were collateralized by mortgage loans and receivables on loans sold to investors but not yet paid for with outstanding principal balances of $199.5 million and $286.0 million, respectively, at May 31, 2011 and November 30, 2010.

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

Changes in Capital

We have a stock repurchase program which permits the purchase of up to 20 million shares of our outstanding common stock. During the three months ended May 31, 2011 and 2010, there were no repurchases of common stock under the stock repurchase program. As of May 31, 2011, 6.2 million shares of common stock can be repurchased in the future under the program.

During both the three and six months ended May 31, 2011, treasury stock increased by an immaterial amount of common shares in connection with activity related to the Company’s equity compensation plans.

On May 11, 2011, we paid cash dividends of $0.04 per share for both our Class A and Class B common stock to holders of record at the close of business on April 27, 2011, as declared by our Board of Directors on April 13, 2011. On June 22, 2011, our Board of Directors declared a quarterly cash dividend of $0.04 per share on both our Class A and Class B common stock payable on July 21, 2011 to holders of record at the close of business on July 7, 2011.

Based on our current financial condition and credit relationships, we believe that our operations and borrowing resources will provide for our current and long-term capital requirements at our anticipated levels of activity.

Off-Balance Sheet Arrangements

Lennar Homebuilding - Investments in Unconsolidated Entities

At May 31, 2011, we had equity investments in 36 unconsolidated entities (of which 13 had recourse debt, 9 had non-recourse debt and 14 had no debt), compared to 38 and 42 unconsolidated entities at February 28, 2011 and November 30, 2010, respectively. Historically, we invested in unconsolidated entities that acquire and develop land (1) for our homebuilding operations or for sale to third parties or (2) for the construction of homes for sale to third-party homebuyers. Through these entities, we primarily sought to reduce and share our risk by limiting the amount of our capital invested in land, while obtaining access to potential future homesites and allowing us to participate in strategic ventures. The use of these entities also, in some instances, enabled us to acquire land to which we could not otherwise obtain access, or could not obtain access on as favorable terms, without the participation of a strategic partner. Participants in these joint ventures are land owners/developers, other homebuilders and financial or strategic partners. Joint ventures with land owners/developers have given us access to homesites owned or controlled by our partner. Joint ventures with other homebuilders have provided us with the ability to bid jointly with our partner for large land parcels. Joint ventures with financial partners have allowed us to combine our homebuilding expertise with access to our partners’ capital. Joint ventures with strategic partners have allowed us to combine our homebuilding expertise with the specific expertise (e.g., commercial or infill experience) of our partner. Each joint venture is governed by an executive committee consisting of members from the partners or by unanimous approval from the partners.

Summarized condensed financial information on a combined 100% basis related to Lennar Homebuilding’s unconsolidated entities that are accounted for by the equity method was as follows:

Statements of Operations and Selected Information

	Three Months Ended May 31,		At or for the Six Months Ended May 31,
(Dollars in thousands)	2011	2010	2011	2010
Revenues	$83,251	42,768	150,314	99,523
Costs and expenses	63,894	68,820	152,474	148,000
Other income	—	—	123,007	—

Net earnings (loss) of unconsolidated entities	$19,357	(26,052)	120,847	(48,477)

Our share of net earnings (loss)	$6,738	(1,376)	29,738	(9,532)
Our share of net earnings (loss) – recognized (1)	$2,417	(1,402)	11,078	(10,296)
Our cumulative share of net earnings – deferred at May 31, 2011 and 2010, respectively			$7,494	9,986
Our investments in unconsolidated entities			$652,973	609,653
Equity of the unconsolidated entities			$2,275,585	2,237,771

Our investment % in the unconsolidated entities			29%	27%

(1)	For the six months ended May 31, 2011, our share of net earnings recognized includes a $15.4 million gain related to our share of a $123.0 million gain on debt extinguishment at a Lennar Homebuilding unconsolidated entity, partially offset by $4.5 million of valuation adjustments related to assets of Lennar Homebuilding’s unconsolidated entities.

Balance Sheets

(In thousands)	May 31, 2011	November 30, 2010
Assets:
Cash and cash equivalents	$64,063	82,573
Inventories	3,210,133	3,371,435
Other assets	309,301	307,244

	$3,583,497	3,761,252

Liabilities and equity:
Account payable and other liabilities	$241,170	327,824
Debt	1,066,742	1,284,818
Equity	2,275,585	2,148,610

	$3,583,497	3,761,252

During the first quarter of 2011, a Lennar Homebuilding unconsolidated entity was restructured. As part of the restructuring, the development management agreement (the “Agreement”) between us and the unconsolidated entity was terminated and a general release agreement was executed whereby we were released from any and all obligations, except any future potential third-party claims, associated with the Agreement. As a result of the restructuring, the termination of the Agreement and the execution of the general release agreement, we recognized $10 million of deferred management fees related to management services previously performed by us prior to November 30, 2010. We are not providing any other services to the unconsolidated entity associated with the deferred management fees recognized.

In fiscal 2007, we sold a portfolio of land to a strategic land investment venture with Morgan Stanley Estate Fund II, L.P., an affiliate of Morgan Stanley & Co., Inc., in which we have a 20% ownership interest and 50% voting rights. Due to our continuing involvement, the transaction did not qualify as a sale by us under GAAP; thus, the inventory has remained on our condensed consolidated balance sheets in consolidated inventory not owned. As of May 31, 2011 and November 30, 2010, the portfolio of land (including land development costs) of $404.3 million and $424.5 million, respectively, is also reflected as inventory in the summarized condensed financial information related to Lennar Homebuilding’s unconsolidated entities in which we have investments.

Debt to total capital of our Lennar Homebuilding unconsolidated entities in which we have investments was calculated as follows:

(Dollars in thousands)	May 31, 2011	November 30, 2010
Debt	$1,066,742	1,284,818
Equity	2,275,585	2,148,610

Total capital	$3,342,327	3,433,428

Debt to total capital of our unconsolidated entities	31.9%	37.4%

Our investments in Lennar Homebuilding unconsolidated entities by type of venture were as follows:

(In thousands)	May 31, 2011	November 30, 2010
Land development	$562,484	530,004
Homebuilding	90,489	96,181

Total investments	$652,973	626,185

The summary of our net recourse exposure related to our Lennar Homebuilding unconsolidated entities in which we have investments was as follows:

(In thousands)	May 31, 2011	November 30, 2010
Several recourse debt – repayment	$68,418	33,399
Several recourse debt – maintenance	2,230	29,454
Joint and several recourse debt – repayment	48,147	48,406
Joint and several recourse debt – maintenance	43,466	61,591

Lennar’s maximum recourse exposure	162,261	172,850
Less: joint and several reimbursement agreements with our partners	(57,078)	(58,878)

Lennar’s net recourse exposure	$105,183	113,972

During the six months ended May 31, 2011, our maximum recourse exposure related to indebtedness of our Lennar Homebuilding unconsolidated entities decreased by $46.9 million as a result of $14.6 million paid by us primarily through capital contributions to unconsolidated entities and $32.3 million related to the restructuring of a guarantee, the consolidation of a joint venture in the first quarter of 2011 and the joint ventures selling inventory, which was partially offset by a $36.3 million increase in the maximum recourse exposure for consideration given in the form of a several guarantee in connection with the favorable debt maturity extension and principal reduction at Heritage Fields El Toro, one of our Lennar Homebuilding unconsolidated entities as discussed in the note to the following table.

As of May 31, 2011, we had $0.1 million of obligation guarantees accrued as a liability on our condensed consolidated balance sheet, compared to $10.2 million as of November 30, 2010. During the six months ended May 31, 2011, the liability was reduced by $10.1 million, of which $7.5 million were cash payments related to obligation guarantees previously recorded and $2.6 million was a reduction in estimate of an obligation guarantee. The obligation guarantees are estimated based on current facts and circumstances and any unexpected changes may lead us to incur additional obligation guarantees in the future.

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

(In thousands)	May 31, 2011	November 30, 2010
Assets (1)	$2,189,382	990,028
Liabilities (1)	$884,513	487,606
Equity (1)	$1,304,869	502,422

(1)	In the first quarter of 2011, Heritage Fields El Toro, one of Lennar Homebuilding’s unconsolidated entities, extended the maturity of its $573.5 million debt until 2018, which at the time was without recourse to Lennar. In exchange for the extension and partial debt extinguishment, which reduced the outstanding debt balance to $481.0 million in the first quarter of 2011, all the partners agreed to provide a limited several repayment guarantee on the outstanding debt, which resulted in a $36.3 million increase to our maximum recourse exposure and a subsequent increase to assets, liabilities and equity of Lennar Homebuilding unconsolidated entities that have recourse debt. In addition, we recognized a $15.4 million gain for our share of the $123.0 million gain on debt extinguishment in the first quarter of 2011.

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

During the three months ended May 31, 2011, there were: (1) no payments under our maintenance guarantees and (2) other loan paydowns of $12.4 million, a portion of which related to amounts paid under our repayment guarantees. During the three months ended May 31, 2010, there were: (1) payments of $5.0 million under our maintenance guarantees and (2) other loan paydowns of $21.1 million, a portion of which related to amounts paid under our repayment guarantees. During the three months ended May 31, 2011 and 2010, there were no payments under completion guarantees.

During the six months ended May 31, 2011, there were: (1) payments of $1.7 million under our maintenance guarantees and (2) other loan paydowns of $13.0 million, a portion of which related to amounts paid under our repayment guarantees. During the six months ended May 31, 2010, there were: (1) payments of $5.0 million under our maintenance guarantees and (2) other loan paydowns of $27.0 million, a portion of which related to amounts paid under our repayment guarantees. During the six months ended May 31, 2011 and 2010, there were no payments under completion guarantees.

As of May 31, 2011, the fair values of the maintenance guarantees, repayment guarantees and completion guarantees were not material. We believe that as of May 31, 2011, in the event we become legally obligated to perform under a guarantee of the obligation of a Lennar Homebuilding unconsolidated entity due to a triggering event under a guarantee, most of the time the collateral should be sufficient to repay at least a significant portion of the obligation or we and our partners would contribute additional capital into the venture.

The total debt of Lennar Homebuilding unconsolidated entities in which we have investments was as follows:

(In thousands)	May 31, 2011	November 30, 2010
Lennar’s net recourse exposure	$105,183	113,972
Reimbursement agreements from partners	57,078	58,878

Lennar’s maximum recourse exposure	$162,261	172,850

Non-recourse bank debt and other debt (partner’s share of several recourse)	$159,872	79,921
Non-recourse land seller debt or other debt	26,400	58,604
Non-recourse debt with completion guarantees	497,177	600,297
Non-recourse debt without completion guarantees	221,032	373,146

Non-recourse debt to Lennar	904,481	1,111,968

Total debt	$1,066,742	1,284,818

Lennar’s maximum recourse exposure as a % of total JV debt	15%	13%

In view of current credit market conditions, it is not uncommon for lenders to real estate developers, including joint ventures in which we have interests, to assert non-monetary defaults (such as failure to meet construction completion deadlines or declines in the market value of collateral below required amounts) or technical monetary defaults against the real estate developers. In most instances, those asserted defaults are resolved by modifications of the loan terms, additional equity investments or other concessions by the borrowers. In addition, in some instances, real estate developers, including joint ventures in which we have interests, are forced to request temporary waivers of covenants in loan documents or modifications of loan terms, which are often, but not always obtained. However, in some instances developers, including joint ventures in which we have interests, are not able to meet their monetary obligations to lenders, and are thus declared in default. Because we sometimes guarantee all or portions of the obligations to lenders of joint ventures in which we have interests, when these joint ventures default on their obligations, lenders may or may not have claims against us. Normally, we do not make payments with regard to guarantees of joint venture obligations while the joint ventures are contesting assertions regarding sums due to their lenders. When it is determined that a joint venture is obligated to make a payment that we have guaranteed and the joint venture will not be able to make that payment, we accrue the amounts probable to be paid by us as a liability. Although we generally fulfill our guarantee obligations within a reasonable time after we determine that we are obligated with regard to them, at any point in time it is likely that we will have some balance of unpaid guarantee liability. At May 31, 2011, the liability for unpaid guarantees of joint venture indebtedness on our consolidated balance sheet totaled $0.1 million.

The following table summarizes the principal maturities of our Lennar Homebuilding unconsolidated entities (“JVs”) debt as per current debt arrangements as of May 31, 2011 and does not represent estimates of future cash payments that will be made to reduce debt balances. Some JV loans have extension options in the loan agreements that would allow the loans to be extended into future years.

			Principal Maturities of Unconsolidated JVs by Period
(In thousands)	Total JV Assets (1)		Total JV Debt	2011	2012	2013	Thereafter	Other Debt (2)
Net recourse debt to Lennar	$		105,183	22,777	23,190	13,458	45,758	—
Reimbursement agreements			57,078	—	21,733	8,345	27,000	—

Maximum recourse debt exposure to Lennar		2,189,382	162,261	22,777	44,923	21,803	72,758	—
Debt without recourse to Lennar		1,116,447	904,481	161,356	58,066	64,258	592,481	28,320

Total		$3,305,829	1,066,742	184,133	102,989	86,061	665,239	28,320

(1)	Excludes unconsolidated joint venture assets where the joint venture has no debt.
(2)	Represents land seller debt and other debt.

The following table is a breakdown of the assets, debt and equity of the Lennar Homebuilding unconsolidated joint ventures by partner type as of May 31, 2011:

(Dollars in thousands)	Total JV Assets		Maximum Recourse Debt Exposure to Lennar	Reimbursement Agreements	Net Recourse Debt to Lennar	Total Debt Without Recourse to Lennar	Total JV Debt	Total JV Equity	JV Debt to Total Capital Ratio	Remaining Homes/ Homesites in JV
Partner Type:
Financial		$2,445,345	66,250	27,000	39,250	661,725	727,975	1,483,872	33%	41,252
Land Owners/Developers		399,895	21,553	—	21,553	103,100	124,653	263,342	32%	14,564
Strategic		379,738	53,038	21,733	31,305	29,099	82,137	286,620	22%	6,694
Other Builders		358,519	21,420	8,345	13,075	82,237	103,657	241,751	30%	6,078

Total		$3,583,497	162,261	57,078	105,183	876,161	1,038,422	2,275,585	31%	68,588

Land seller debt and other debt	$		—	—	—	28,320	28,320

Total JV debt	$		162,261	57,078	105,183	904,481	1,066,742

The table below indicates the assets, debt and equity of our 10 largest Lennar Homebuilding unconsolidated joint venture investments as of May 31, 2011:

(Dollars in thousands)	Lennar’s Investment		Total JV Assets	Maximum Recourse Debt Exposure to Lennar	Reimbursement Agreements	Net Recourse Debt to Lennar	Total Debt Without Recourse to Lennar	Total JV Debt	Total JV Equity	JV Debt to Total Capital Ratio
Top Ten JVs (1):
Heritage Fields El Toro		$124,123	1,336,767	36,250	—	36,250	456,370	492,620	819,886	38%
Platinum Triangle Partners		107,912	268,191	43,466	21,733	21,733	—	43,466	214,382	17%
Central Park West Holdings		63,922	181,980	30,000	27,000	3,000	102,631	132,631	48,266	73%
Newhall Land Development		46,096	451,612	—	—	—	—	—	266,804	—
Runkle Canyon		38,207	77,543	—	—	—	—	—	76,414	—
Ballpark Village		37,367	127,502	—	—	—	52,910	52,910	74,274	42%
LS College Park		35,522	69,516	—	—	—	—	—	69,514	—
MS Rialto Residential Holdings		34,094	413,168	—	—	—	94,740	94,740	306,976	24%
Treasure Island Community Development		24,105	48,893	—	—	—	—	—	48,242	—
Rocking Hourse Partners		18,828	46,321	—	—	—	7,988	7,988	37,644	18%

10 largest JV investments		530,176	3,021,493	109,716	48,733	60,983	714,639	824,355	1,962,402	30%

Other JVs		122,797	562,004	52,545	8,345	44,200	161,522	214,067	313,183	41%

Total		$652,973	3,583,497	162,261	57,078	105,183	876,161	1,038,422	2,275,585	31%

Land seller debt and other debt	$			—	—	—	28,320	28,320

Total JV debt	$			162,261	57,078	105,183	904,481	1,066,742

(1)	All of the joint ventures presented in this table operate in our Homebuilding West segment except for Rocking Horse Partners, which operates in our Homebuilding Central segment and MS Rialto Residential Holdings, which operates in all of our homebuilding segments and Homebuilding Other.

The table below indicates the percentage of assets, debt and equity of our 10 largest Lennar Homebuilding unconsolidated joint venture investments as of May 31, 2011:

	% of Total JV Assets	% of Maximum Recourse Debt Exposure to Lennar	% of Net Recourse Debt to Lennar	% of Total Debt Without Recourse to Lennar	% of Total JV Equity
10 largest JVs	84%	68%	58%	82%	86%
Other JVs	16%	32%	42%	18%	14%

Total	100%	100%	100%	100%	100%

Rialto Investments - Investments in Unconsolidated Entities

An affiliate in the Rialto segment is a sub-advisor to the AB PPIP fund and receives management fees for sub-advisory services. As of May 31, 2011, 90% of committed capital has been called for the AB PPIP fund including $63.8 million of the $75 million we committed to invest. As of May 31, 2011, the AB PPIP fund has invested approximately $4.3 billion to purchase $6.6 billion in face amount of non-agency residential mortgage-backed securities and commercial mortgage-backed securities and this investment is included in the investment securities reflected in the summarized condensed balance sheets of Rialto’s unconsolidated entities. The gross yield of the fund since its inception has totaled approximately 47%. As of May 31, 2011 and November 30, 2010, the carrying value of our investment in the AB PPIP fund was $77.2 million and $77.3 million, respectively.

During 2010, we committed to invest $75 million in the Rialto segment’s Fund. During the three and six months ended May 31, 2011, we contributed $19.1 million and $29.7 million, respectively, to the Fund out of total investor contributions of $75.0 million and $119.4 million, respectively. During the six months ended May 31, 2011, the Fund acquired distressed real estate asset portfolios and invested in CMBS at a discount to par value. As of May 31, 2011, the carrying value of our investment in the Fund was $29.3 million.

Additionally, another subsidiary in the Rialto segment also has approximately a 5% investment in the Servicer Provider, which provides services to the consolidated LLCs, among others. As of May 31, 2011 and November 30, 2010, the carrying value of our investment in the Servicer Provider was $9.1 million and $7.3 million, respectively.

Summarized condensed financial information on a combined 100% basis related to Rialto’s investment in unconsolidated entities that are accounted for by the equity method was as follows:

Balance Sheets

(In thousands)	May 31, 2011	November 30, 2010
Assets:
Cash and cash equivalents	$ 81,683	42,793
Loans receivable	90,396	—
Investment securities	4,509,150	4,341,226
Other assets	289,526	181,600

	$4,970,755	4,565,619

Liabilities and equity:
Accounts payable and other liabilities	$275,687	110,921
Notes payable	21,414	—
Partner loans	137,820	137,820
Debt due to the U.S. Treasury	1,924,755	1,955,000
Equity	2,611,079	2,361,878

	$4,970,755	4,565,619

Statements of Operations

	Three Months Ended May 31,		Six Months Ended May 31,
(In thousands)	2011	2010	2011	2010
Revenues	$116,044	87,995	232,932	119,327
Costs and expenses	35,045	65,225	86,516	74,024
Other expense, net	165,918	—	79,130	—

Net earnings (loss) of unconsolidated entities	$(84,919)	22,770	67,286	45,303

Rialto Investments’ share of net earnings (loss) recognized	$(2,973)	(436)	1,552	(293)

Option Contracts

We have access to land through option contracts, which generally enables us to control portions of properties owned by third parties (including land funds) and unconsolidated entities until we have determined whether to exercise the option.

The table below indicates the number of homesites owned and homesites to which we had access through option contracts with third parties (“optioned”) or unconsolidated joint ventures (“JV”s) (i.e., controlled homesites) at May 31, 2011 and 2010:

	Controlled Homesites
May 31, 2011	Optioned	JVs	Total	Owned Homesites	Total Homesites
East	4,378	852	5,230	26,459	31,689
Central	768	1,581	2,349	15,876	18,225
West	630	6,423	7,053	28,431	35,484
Houston	936	297	1,233	10,183	11,416
Other	909	73	982	10,174	11,156

Total homesites	7,621	9,226	16,847	91,123	107,970

	Controlled Homesites
May 31, 2010	Optioned	JVs	Total	Owned Homesites	Total Homesites
East	5,320	1,723	7,043	27,718	34,761
Central	1,209	2,131	3,340	15,559	18,899
West	210	7,186	7,396	25,589	32,985
Houston	1,363	1,693	3,056	6,463	9,519
Other	897	74	971	7,126	8,097

Total homesites	8,999	12,807	21,806	82,455	104,261

We evaluate all option contracts for land to determine whether they are VIEs and, if so, whether we are the primary beneficiary of certain of these option contracts. Although we do not have legal title to the optioned land, if we are deemed to be the primary beneficiary, we are required to consolidate the land under option at the purchase price of the optioned land. During the six months ended May 31, 2011, the effect of consolidation of these option contracts was a net increase of $8.6 million to consolidated inventory not owned with a corresponding increase to liabilities related to consolidated inventory not owned in our condensed consolidated balance sheet as of May 31, 2011. To reflect the purchase price of the inventory consolidated, we reclassified the related option deposits from land under development to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of May 31, 2011. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and our cash deposits. The increase to consolidated inventory not owned was offset by our exercise of options to acquire land under previously consolidated contracts, resulting in a net decrease in consolidated inventory not owned of $29.2 million for the six months ended May 31, 2011.

Our exposure to loss related to our option contracts with third parties and unconsolidated entities consisted of our non-refundable option deposits and pre-acquisitions costs totaling $157.0 million and $157.4 million, respectively, at May 31, 2011 and November 30, 2010. Additionally, we had posted $45.0 million and $48.9 million, respectively, of letters of credit in lieu of cash deposits under certain option contracts as of May 31, 2011 and November 30, 2010.

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments have not changed materially from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended November 30, 2010.

We are subject to the usual obligations associated with entering into contracts (including option contracts) for the purchase, development and sale of real estate in the routine conduct of our business. Option contracts for the purchase of land generally enable us to defer acquiring portions of properties owned by third parties and unconsolidated entities until we have determined whether to exercise our option. This reduces our financial risk associated with land holdings. At May 31, 2011, we had access to 16,847 homesites through option contracts with third parties and unconsolidated entities in which we have investments. At May 31, 2011, we had $157.0 million of non-refundable option deposits and pre-acquisition costs related to certain of these homesites and $45.0 million of letters of credit posted in lieu of cash deposits under certain option contracts.

At May 31, 2011, we had letters of credit outstanding in the amount of $276.0 million (which included the $45.0 million of letters of credit discussed above). These letters of credit are generally posted either with regulatory bodies to guarantee our performance of certain development and construction activities, or in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral. Additionally, at May 31, 2011, we had outstanding performance and surety bonds related to site improvements at various projects (including certain projects in our joint ventures) of $659.1 million. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all of the development and construction activities are completed. As of May 31, 2011, there were approximately $334.3 million, or 51%, of costs to complete related to these site improvements. We do not presently anticipate any draws upon these bonds, but if any such draws occur, we do not believe they would have a material effect on our financial position, results of operations or cash flows.

Our Lennar Financial Services segment had a pipeline of loan applications in process of $589.2 million at May 31, 2011. Loans in process for which interest rates were committed to the borrowers and builder commitments for loan programs totaled approximately $204.6 million as of May 31, 2011. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers or because borrowers may not meet certain criteria at the time of closing, the total commitments do not necessarily represent future cash requirements.

Our Lennar Financial Services segment uses mandatory mortgage-backed securities (“MBS”) forward commitments, option contracts and investor commitments to hedge our mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments, option contracts and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At May 31, 2011, we had open commitments amounting to $297.5 million to sell MBS with varying settlement dates through August 2011.

(3) New Accounting Pronouncements

See Note 16 of our condensed consolidated financial statements included under Item 1 of this Report for a discussion of new accounting pronouncements applicable to our Company.

(4) Critical Accounting Policies

We believe that there have been no significant changes to our critical accounting policies during the six months ended May 31, 2011, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended November 30, 2010. Even though our critical accounting policies have not changed in any significant way during the six months ended May 31, 2011, the following provides additional disclosures about (1) our assessment that we are the primary beneficiary in the two LLCs formed in partnership with the FDIC in February 2010 and (2) our process to estimate the fair value for the real estate owned (“REO”) acquired through foreclosure of a loan receivable.

Consolidations

In 2010, the Rialto segment acquired indirectly 40% managing member equity interests in two limited liability companies (“LLCs”), in partnership with the FDIC. We determined that each of the LLCs met the definition of a variable interest entity (“VIE”) and that we were the primarily beneficiary. In accordance with ASC Topic 810-10-65-2, Consolidations, (“ASC 810-10-65-2”), we identified the activities that most significantly impact the LLCs’ economic performance and determined that it has the power to direct those activities. The economic performance of the LLCs is most significantly impacted by the performance of the LLCs’ portfolios of assets, which consist primarily of distressed residential and commercial mortgage loans. Thus, the activities that most significantly impact the LLCs’ economic performance are the servicing and disposition of mortgage loans and real estate obtained through foreclosure of loans, restructuring of loans, or other planned activities associated with the monetizing of loans.

The FDIC does not have the unilateral power to terminate our role in managing the LLCs and servicing the loan portfolio. While the FDIC has the right to prevent certain types of transactions (i.e., bulk sales, selling assets with recourse back to the selling entity, selling assets with representations and warranties and financing the sales of assets without the FDIC’s approval), the FDIC does not have full voting or blocking rights over the LLCs’ activities, making their voting rights protective in nature, not substantive participating voting rights. Other than as described in the preceding sentence, which are not the primary activities of the LLCs, we can cause the LLCs to enter into both the disposition and restructuring of loans without any involvement of the FDIC. Additionally, the FDIC has no voting rights with regard to the operation/management of the operating properties that are acquired upon foreclosure of loans (e.g. REO) and no voting rights over the business plans of the LLCs. The FDIC can make suggestions regarding the business plans, but we can decide not to follow the FDIC’s suggestions and not to incorporate them in the business plans. Since the FDIC’s voting rights are protective in nature and not substantive participating voting rights, we have the power to direct the activities that most significantly impact the LLCs’ economic performance.

In accordance with ASC 810-10-65-2, we determined that we had an obligation to absorb the losses of the LLCs that could potentially be significant to the LLCs or the right to receive benefits from the LLCs that could potentially be significant to the LLCs based on the following factors:

•

Rialto/Lennar owns 40% of the equity of the LLCs. The LLCs have issued notes to the FDIC totaling $626.9 million. The notes issued by the LLCs must be repaid before any distributions can be made with regard to the equity. Accordingly, the equity of the LLCs have the obligation to absorb losses of the LLCs up to the amount of the notes issued.

•	Rialto/Lennar has a management/servicer contract under which we earn a 0.5% servicing fee.

•	Rialto/Lennar has guaranteed, as the servicer, its obligations under the servicing agreement up to $10 million.

We are aware that the FDIC, as the owner of 60% of the equity of each of the LLCs, may also have an obligation to absorb losses of the LLCs that could potentially be significant to the LLCs. However, in accordance with ASC Topic 810-10-25-38A, Consolidations, only one enterprise, if any, is expected to be identified as the primary beneficiary of a VIE.

Since both criteria for consolidation in ASC 810-10-65-2 are met, we consolidated the LLCs. We believe that our assessment that we are the primary beneficiary of the LLCs is a critical accounting policy because of the significant judgment required in evaluating all of the key factors and circumstances in determining the primary beneficiary.

Real Estate Owned

REO represents real estate that our Rialto segment has taken control or has effective control of in partial or full satisfaction of loans receivable. At the time of acquisition of a property through foreclosure of a loan, REO is recorded at fair value less estimated costs to sell if classified as held-for-sale and at fair value if classified as held-and-used, which becomes the property’s new basis. The fair values of these assets are determined in part by placing reliance on third party appraisals of the properties and/or internally prepared analyses of recent offers or prices on comparable properties in the proximate vicinity. The third party appraisals and internally developed analyses are significantly impacted by the local market economy, market supply and demand, competitive conditions and prices on comparable properties, adjusted for date of sale, location, property size, and other factors. Each REO is unique and is analyzed in the context of the particular market where the property is located. In order to establish the significant assumptions for a particular REO, we analyze historical trends, including trends achieved by our local homebuilding operations, if applicable, and current trends in the market and economy impacting the REO. Using available trend information, we then calculate our best estimate of fair value, which can include projected cash flows discounted at a rate we believe a market participant would determine to be commensurate with the inherent risks associated with the assets and related estimated cash flow streams.

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

Our Annual Report on Form 10-K for the year ended November 30, 2010 contains information about market risk under “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.” There has been no material changes in our exposure to market risks during the six months ended May 31, 2011.

Item 4.	Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter that ended on May 31, 2011. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of May 31, 2011 to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Our CEO and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2011. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1 - 5.	Not applicable.

Item 6.	Exhibits.

31.1.	Rule 13a-14(a) certification by Stuart A. Miller, Chief Executive Officer.

31.2.	Rule 13a-14(a) certification by Bruce E. Gross, Vice President and Chief Financial Officer.

32.	Section 1350 certifications by Stuart A. Miller, Chief Executive Officer, and Bruce E. Gross, Vice President and Chief Financial Officer.

101.	The following financial statements from Lennar Corporation Quarterly Report on Form 10-Q for the quarter ended May 31, 2011, filed on July 11, 2011, were formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. *

*	In accordance with Rule 406T of Regulation S-T, the XBRL related to information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of Exchange Act, or otherwise subject to liability of that section, and shall not be part of any registration or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

Lennar Corporation
(Registrant)

Date: July 11, 2011	/s/ Bruce E. Gross
Bruce E. Gross
Vice President and Chief Financial Officer

Date: July 11, 2011	/s/ David M. Collins
David M. Collins
Controller