Form 10-Q
period 2011-08-31
LENNAR CORP /NEW/
filed 2011-10-11
CIK 920760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2011

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

Common stock outstanding as of September 30, 2011:

Class A 155,704,729
Class B 31,303,195

Part I. Financial Information

Item 1.	Financial Statements.

Lennar Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

(unaudited)

	August 31, 2011 (1)	November 30, 2010 (1)
ASSETS
Lennar Homebuilding:
Cash and cash equivalents	$800,332	1,207,247
Restricted cash	8,889	8,195
Receivables, net	55,624	82,202
Inventories:
Finished homes and construction in progress	1,437,510	1,491,292
Land and land under development	2,426,643	2,223,300
Consolidated inventory not owned	400,857	455,016

Total inventories	4,265,010	4,169,608
Investments in unconsolidated entities	653,080	626,185
Other assets	526,731	307,810

	6,309,666	6,401,247

Rialto Investments:
Cash and cash equivalents	69,576	76,412
Defeasance cash to retire notes payable	189,667	101,309
Loans receivable	793,009	1,219,314
Real estate owned, net	667,332	258,104
Investments in unconsolidated entities	142,821	84,526
Other assets	32,198	37,949

	1,894,603	1,777,614
Lennar Financial Services	519,749	608,990

Total assets	$8,724,018	8,787,851

(1)	Under certain provisions of Accounting Standards Codification (“ASC”) Topic 810, Consolidations, (“ASC 810”) the Company is required to separately disclose on its condensed consolidated balance sheets the assets of consolidated variable interest entities (“VIEs”) that are owned by the consolidated VIEs and non-recourse liabilities of consolidated VIEs.

As of August 31, 2011, total assets include $2,273.5 million related to consolidated VIEs of which $26.2 million is included in Lennar Homebuilding cash and cash equivalents, $3.7 million in Lennar Homebuilding receivables, net, $22.0 million in Lennar Homebuilding finished homes and construction in progress, $475.1 million in Lennar Homebuilding land and land under development, $74.4 million in Lennar Homebuilding consolidated inventory not owned, $42.7 million in Lennar Homebuilding investments in unconsolidated entities, $213.7 million in Lennar Homebuilding other assets, $69.6 million in Rialto Investments cash and cash equivalents, $189.7 million in Rialto Investments defeasance cash to retire notes payable, $623.2 million in Rialto Investments loans receivable, $521.0 million in Rialto Investments real estate owned, net, $0.6 million in Rialto Investments investments in unconsolidated entities and $11.6 million in Rialto Investments other assets.

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

Lennar Corporation and Subsidiaries

Condensed Consolidated Balance Sheets — (Continued)

(In thousands, except per share amounts)

(unaudited)

	August 31, 2011 (2)	November 30, 2010 (2)
LIABILITIES AND EQUITY
Lennar Homebuilding:
Accounts payable	$196,793	168,006
Liabilities related to consolidated inventory not owned	336,714	384,233
Senior notes and other debts payable	3,127,649	3,128,154
Other liabilities	620,993	694,142

	4,282,149	4,374,535
Rialto Investments:
Notes payable and other liabilities	784,192	770,714
Lennar Financial Services	377,390	448,219

Total liabilities	5,443,731	5,593,468

Stockholders’ equity:
Preferred stock	—	—
Class A common stock of $0.10 par value; Authorized: August 31, 2011 and November 30, 2010 – 300,000,000 shares; Issued: August 31, 2011 – 167,395,196 and November 30, 2010 – 167,009,774 shares	16,740	16,701
Class B common stock of $0.10 par value; Authorized: August 31, 2011 and November 30, 2010 – 90,000,000 shares; Issued: August 31, 2011 – 32,982,817 and November 30, 2010 – 32,970,914 shares	3,298	3,297
Additional paid-in capital	2,332,374	2,310,339
Retained earnings	933,604	894,108
Treasury stock, at cost; August 31, 2011 – 11,690,070 Class A common shares and 1,679,620 Class B common shares; November 30, 2010 – 11,664,744 Class A common shares and 1,679,620 Class B common shares	(615,525)	(615,496)

Total stockholders’ equity	2,670,491	2,608,949

Noncontrolling interests	609,796	585,434

Total equity	3,280,287	3,194,383

Total liabilities and equity	$8,724,018	8,787,851

(2)	As of August 31, 2011, total liabilities include $897.0 million related to consolidated VIEs as to which there was no recourse against the Company, of which $8.9 million is included in Lennar Homebuilding accounts payable, $46.9 million in Lennar Homebuilding liabilities related to consolidated inventory not owned, $178.2 million in Lennar Homebuilding senior notes and other debts payable, $16.4 million in Lennar Homebuilding other liabilities and $646.6 million in Rialto Investments notes payable and other liabilities.

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

Lennar Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2011	2010	2011	2010
Revenues:
Lennar Homebuilding	$711,754	718,149	1,840,939	1,944,253
Lennar Financial Services	66,374	68,826	183,509	196,727
Rialto Investments	42,065	38,000	118,283	72,918

Total revenues	820,193	824,975	2,142,731	2,213,898

Cost and expenses:
Lennar Homebuilding (1)	662,909	663,662	1,741,383	1,822,316
Lennar Financial Services	58,386	62,013	171,843	177,162
Rialto Investments	33,562	26,156	94,184	47,073
Corporate general and administrative	22,776	23,994	66,726	68,868

Total costs and expenses	777,633	775,825	2,074,136	2,115,419

Lennar Homebuilding equity in earnings (loss) from unconsolidated entities (2)	(4,552)	986	6,526	(9,310)
Lennar Homebuilding other income, net (3)	6,940	324	46,411	14,274
Other interest expense	(24,107)	(17,668)	(68,654)	(53,849)
Rialto Investments equity in earnings (loss) from unconsolidated entities	(6,505)	6,643	(4,953)	6,350
Rialto Investments other income, net	9,743	—	38,275	—

Earnings before income taxes	24,079	39,435	86,200	55,944
Benefit (provision) for income taxes	(579)	(605)	873	21,997

Net earnings (including net earnings attributable to noncontrolling interests)	23,500	38,830	87,073	77,941
Less: Net earnings attributable to noncontrolling interests (4)	2,770	8,795	25,152	14,710

Net earnings attributable to Lennar	$20,730	30,035	61,921	63,231

Basic earnings per share	$0.11	0.16	0.33	0.34

Diluted earnings per share	$0.11	0.16	0.33	0.34

Cash dividends per each Class A and Class B common share	$0.04	0.04	0.12	0.12

(1)	Lennar Homebuilding costs and expenses include $10.7 million and $19.6 million, respectively, of valuation adjustments and write-offs of option deposits and pre-acquisition costs for the three and nine months ended August 31, 2011; and $12.3 million and $25.3 million, respectively, for the three and nine months ended August 31, 2010.
(2)	Lennar Homebuilding equity in earnings (loss) from unconsolidated entities includes $0.7 million and $5.2 million, respectively, of the Company’s share of valuation adjustments related to the assets of unconsolidated entities for the three and nine months ended August 31, 2011; and $9.2 million and $10.5 million, respectively, for the three and nine months ended August 31, 2010.
(3)	Lennar Homebuilding other income, net includes $2.1 million and $15.3 million, respectively, of valuation adjustments to investments in unconsolidated entities and write-offs of other assets for the three and nine months ended August 31, 2011.
(4)	Net earnings attributable to noncontrolling interests for the three and nine months ended August 31, 2011 include $6.1 million and $30.9 million, respectively, of earnings related to the FDIC’s interest in the portfolio of real estate loans that the Company acquired in partnership with the FDIC. Net earnings attributable to noncontrolling interests for the three and nine months ended August 31, 2010 include $10.8 million and $20.4 million, respectively, of earnings related to the FDIC’s interest in the portfolio of real estate loans that the Company acquired in partnership with the FDIC.

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended
	August 31,
	2011	2010
Cash flows from operating activities:
Net earnings (including net earnings attributable to noncontrolling interests)	$87,073	77,941
Adjustments to reconcile net earnings (including net earnings attributable to noncontrolling interests) to net cash (used in) provided by operating activities:
Depreciation and amortization	12,321	9,726
Amortization of discount/premium on debt, net	12,618	3,168
Lennar Homebuilding equity in (earnings) loss from unconsolidated entities	(6,526)	9,310
Distributions of earnings from Lennar Homebuilding unconsolidated entities	11,410	5,616
Rialto Investments equity in (earnings) loss from unconsolidated entities	4,953	(6,350)
Distributions of earnings from Rialto Investments unconsolidated entities	4,084	1,868
Shared based compensation expense	16,220	16,995
Excess tax benefits from share-based awards	(283)	—
Gain on retirement of Lennar Homebuilding debt	—	(19,384)
Loss on retirement of Lennar Homebuilding senior notes	—	11,714
Gains on Rialto Investments real estate owned	(56,909)	—
Gains on sale of Rialto Investments commercial mortgage-backed securities	(4,743)	—
Valuation adjustments and write-offs of option deposits and pre-acquisition costs, other receivables, other assets and Rialto Investments loans receivable	46,977	27,416
Changes in assets and liabilities:
Decrease (increase) in restricted cash	404	(1,793)
Decrease in receivables	10,633	347,712
Increase in inventories, excluding valuation adjustments and write-offs of option deposits and pre-acquisition costs	(118,132)	(230,323)
(Increase) decrease in other assets	(104,863)	20,387
Decrease (increase) in Lennar Financial Services loans-held-for-sale	43,044	(8,384)
Decrease in accounts payable and other liabilities	(73,864)	(76,532)

Net cash (used in) provided by operating activities	(115,583)	189,087

Cash flows from investing activities:
Increase in restricted cash related to cash collateralized letters of credit	—	(121,976)
Net additions of operating properties and equipment	(3,307)	(603)
Investments in and contributions to Lennar Homebuilding unconsolidated entities	(89,465)	(162,329)
Distributions of capital from Lennar Homebuilding unconsolidated entities	25,280	19,656
Investments in and contributions to Rialto Investments unconsolidated entities	(64,360)	(64,310)
Investments in and contributions to Rialto Investments consolidated entities (net of $93.3 million cash and cash equivalents consolidated)	—	(171,778)
Increase in Rialto Investments defeasance cash to retire notes payable	(88,358)	(62,855)
Receipts of principal payments on Rialto Investments loans receivable	52,849	10,430
Proceeds from sales of Rialto Investments real estate owned	55,283	—
Improvements to Rialto Investments real estate owned	(15,484)	—
(Increase) decrease in Lennar Financial Services loans held-for-investment, net	(192)	1,712
Purchases of Lennar Financial Services investment securities	(51,940)	(5,826)
Proceeds from sale of investments in commercial mortgage-backed securities	11,127	—
Proceeds from maturities of Lennar Financial Services investments securities	6,938	719

Net cash used in investing activities	(161,629)	(557,160)

Lennar Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended
	August 31,
	2011	2010
Cash flows from financing activities:
Net repayments under Lennar Financial Services debt	$(56,313)	(14,351)
Proceeds from senior notes	—	247,323
Proceeds from 2.00% convertible senior notes due 2020	—	276,500
Debt issuance costs of senior notes	—	(8,785)
Partial redemption of senior notes	—	(375,421)
Proceeds from other borrowings	2,957	4,369
Principal payments on other borrowings	(84,463)	(131,623)
Exercise of land option contracts from an unconsolidated land investment venture	(33,827)	(35,784)
Receipts related to noncontrolling interests	5,765	12,039
Payments related to noncontrolling interests	(7,087)	(3,882)
Excess tax benefits from shared-based awards	283	—
Common stock:
Issuances	5,547	1,769
Repurchases	(29)	(1,806)
Dividends	(22,425)	(22,179)

Net cash used in financing activities	(189,592)	(51,831)

Net decrease in cash and cash equivalents	(466,804)	(419,904)
Cash and cash equivalents at beginning period	1,394,135	1,457,438

Cash and cash equivalents at end of period	$927,331	1,037,534

Summary of cash and cash equivalents:
Lennar Homebuilding	$800,332	865,657
Lennar Financial Services	57,423	62,153
Rialto Investments	69,576	109,724

	$927,331	1,037,534

Supplemental disclosures of non-cash investing and financing activities:
Non-cash contributions to Lennar Homebuilding unconsolidated entities	$17,047	4,364
Non-cash distributions from Lennar Homebuilding unconsolidated entities	$12,043	2,558
Non-cash reclass from inventories to operating properties and equipment	$126,525	—
Purchases of inventories financed by sellers	$55,733	15,969
Rialto Investments real estate owned acquired in satisfaction/partial satisfaction of loans receivable	$396,190	58,905
Consolidations of newly formed or previously unconsolidated entities, net
Receivable	$2	2,077
Loans receivable	$—	1,178,012
Inventories	$52,850	49,047
Investments in Lennar Homebuilding unconsolidated entities	$(28,574)	(36,811)
Investments in Rialto Investments consolidated entities	$—	(171,778)
Other assets	$380	64,717
Debts payable	$(14,703)	(678,726)
Other liabilities	$(9,423)	(7,280)
Noncontrolling interests	$(532)	(399,258)

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

(1) Basis of Presentation

Basis of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Lennar Corporation and all subsidiaries, partnerships and other entities in which Lennar Corporation has a controlling interest and VIEs (see Note 16) in which Lennar Corporation is deemed to be the primary beneficiary (the “Company”). The Company’s investments in both unconsolidated entities in which a significant, but less than controlling, interest is held and in VIEs in which the Company is not deemed to be the primary beneficiary, are accounted for by the equity method. All intercompany transactions and balances have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended November 30, 2010. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the accompanying condensed consolidated financial statements have been made.

The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The condensed consolidated statements of operations for the three and nine months ended August 31, 2011 are not necessarily indicative of the results to be expected for the full year.

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

Operations of the Rialto Investments (“Rialto”) segment include sourcing, underwriting, pricing, managing and ultimately monetizing real estate and real estate related assets, as well as providing similar services to others in markets across the country. Rialto’s operating earnings (loss) consists of revenues generated primarily from interest income associated with portfolios of real estate loans acquired in partnership with the FDIC and other portfolios of real estate loans and assets acquired, fees for sub-advisory services, other income, net, consisting primarily of gains upon foreclosure of real estate owned (“REO”) and gains on sale of REO, and equity in earnings (loss) from unconsolidated entities, less the costs incurred by the segment for managing portfolios, management of investments for others, due diligence expenses related to both completed and abandoned transactions, and other general and administrative expenses.

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

Financial information relating to the Company’s operations was as follows:

	August 31,	November 30,
(In thousands)	2011	2010
Assets:
Homebuilding East	$1,707,792	1,524,095
Homebuilding Central	694,195	716,595
Homebuilding West	2,174,975	2,051,888
Homebuilding Houston	246,330	226,749
Homebuilding Other	765,852	737,486
Rialto Investments (1)	1,894,603	1,777,614
Lennar Financial Services	519,749	608,990
Corporate and unallocated	720,522	1,144,434

Total assets	$8,724,018	8,787,851

(1)	Consists primarily of assets of consolidated VIEs (see Note 8).

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2011	2010	2011	2010
Revenues:
Homebuilding East	$266,309	257,181	723,378	623,128
Homebuilding Central	101,151	102,308	260,312	270,262
Homebuilding West	144,898	173,925	362,177	517,509
Homebuilding Houston	96,065	91,649	230,904	270,729
Homebuilding Other	103,331	93,086	264,168	262,625
Lennar Financial Services	66,374	68,826	183,509	196,727
Rialto Investments	42,065	38,000	118,283	72,918

Total revenues (1)	$820,193	824,975	2,142,731	2,213,898

Operating earnings (loss):
Homebuilding East	$27,279	49,384	67,690	85,642
Homebuilding Central (2)	(6,404)	(8,250)	(24,878)	(15,953)
Homebuilding West (3)	(4,457)	(10,640)	36,033	(16,868)
Homebuilding Houston	7,205	5,313	10,130	19,954
Homebuilding Other	3,503	2,322	(5,136)	277
Lennar Financial Services	7,988	6,813	11,666	19,565
Rialto Investments	11,741	18,487	57,421	32,195

Total operating earnings	46,855	63,429	152,926	124,812
Corporate general and administrative expenses	22,776	23,994	66,726	68,868

Earnings before income taxes	$24,079	39,435	86,200	55,944

(1)	Total revenues are net of sales incentives of $95.1 million ($33,600 per home delivered) and $247.9 million ($33,600 per home delivered), respectively, for the three and nine months ended August 31, 2011, compared to $89.1 million ($30,600 per home delivered) and $253.2 million ($32,500 per home delivered), respectively, for the three and nine months ended August 31, 2010.
(2)	For the three and nine months ended August 31, 2011, operating loss includes $0.5 million and $8.1 million, respectively, of expenses associated with remedying pre-existing liabilities of a previously acquired company.
(3)	For the nine months ended August 31, 2011, operating earnings include $37.5 million related to the receipt of a litigation settlement, as well as $15.4 million related to the Company’s share of a gain on debt extinguishment and the recognition of $10.0 million of deferred management fees related to management services previously performed by the Company for one of its Lennar Homebuilding unconsolidated entities (see Note 3).

Valuation adjustments and write-offs relating to the Company’s operations were as follows:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2011	2010	2011	2010
Valuation adjustments to finished homes, CIP and land on which the Company intends to build homes:
East	$1,187	1,061	2,990	3,825
Central	4,741	3,362	8,818	4,652
West	2,357	2,478	3,939	5,091
Houston	113	62	330	162
Other	1,264	4,360	1,725	8,704

Total	9,662	11,323	17,802	22,434

Valuation adjustments to land the Company intends to sell or has sold to third parties:
East	—	52	92	97
Central	1	260	180	2,040
West	—	637	—	753
Houston	11	14	21	14
Other	153	—	153	—

Total	165	963	446	2,904

Write-offs of option deposits and pre-acquisition costs:
East	40	—	386	—
Central	344	—	370	—
West	172	—	172	—
Houston	—	—	81	—
Other	340	—	340	—

Total	896	—	1,349	—

Company’s share of valuation adjustments related to assets of unconsolidated entities:
East	3	229	3	229
Central	—	4,734	371	4,734
West	683	4,282	2,343	5,498
Other	—	—	2,495	—

Total	686	9,245	5,212	10,461

Valuation adjustments to investments of unconsolidated entities:
East (1)	—	159	8,412	560
West	2,077	—	2,077	—

Total	2,077	159	10,489	560

Write-offs of other receivables and other assets:
Other	—	—	4,806	1,518

Total	—	—	4,806	1,518

Total valuation adjustments and write-offs of option deposits and pre-acquisition costs, other receivables and other assets	$13,486	21,690	40,104	37,877

(1)	For the nine months ended August 31, 2011, the Company recorded a $0.1 million valuation adjustment related to a $29.8 million investment of a Lennar Homebuilding unconsolidated entity, which was the result of a linked transaction. The linked transaction resulted in a pre-tax gain of $38.6 million related to a debt extinguishment due to the Company’s purchase of the Lennar Homebuilding unconsolidated entity’s debt at a discount and a $38.7 million valuation adjustment of the Lennar Homebuilding unconsolidated entity’s inventory upon consolidation. The net pre-tax loss of $0.1 million was included in Lennar Homebuilding other income, net, for the nine months ended August 31, 2011.

The Company recorded higher valuation adjustments during the nine months ended August 31, 2011 compared to the nine months ended August 31, 2010, as a result of current changes in strategy and other developments regarding certain of the Company’s joint ventures. In addition, demand trends in many communities in which the Company is selling homes, particularly in older communities, have remained depressed and/or decreased despite improved affordability resulting from lower home prices and historically low interest rates. If these trends continue and there is further deterioration in the housing market, it may cause additional pricing pressures and slower absorption. This may potentially lead to additional valuation adjustments in the future. In addition, market conditions may cause the Company to re-evaluate its strategy regarding certain assets that could result in further valuation adjustments and/or additional write-offs of option deposits and pre-acquisition costs due to abandonment of those options contracts.

(3) Lennar Homebuilding Investments in Unconsolidated Entities

Summarized condensed financial information on a combined 100% basis related to Lennar Homebuilding’s unconsolidated entities that are accounted for by the equity method was as follows:

Statements of Operations

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2011	2010	2011	2010
Revenues	$104,690	84,327	255,004	183,850
Costs and expenses	108,599	152,322	261,073	300,322
Other income	—	—	123,007	—

Net earnings (loss) of unconsolidated entities	$(3,909)	(67,995)	116,938	(116,472)

Lennar Homebuilding equity in earnings (loss) from unconsolidated entities (1)	$(4,552)	986	6,526	(9,310)

(1)	For the nine months ended August 31, 2011, the Company’s share of net earnings recognized includes a $15.4 million gain related to the Company’s share of a $123.0 million gain on debt extinguishment at a Lennar Homebuilding unconsolidated entity, partially offset by $5.2 million of the Company’s share of valuation adjustments related to assets of Lennar Homebuilding’s unconsolidated entities. For the three and nine months ended August 31, 2010, the Company recorded a net pre-tax gain of $7.7 million from a transaction related to one of its unconsolidated entities.

Balance Sheets

	August 31,	November 30,
(In thousands)	2011	2010
Assets:
Cash and cash equivalents	$70,099	82,573
Inventories	3,168,938	3,371,435
Other assets	305,238	307,244

	$3,544,275	3,761,252

Liabilities and equity:
Account payable and other liabilities	$245,345	327,824
Debt	1,019,427	1,284,818
Equity	2,279,503	2,148,610

	$3,544,275	3,761,252

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

In 2007, the Company sold a portfolio of land to a strategic land investment venture with Morgan Stanley Estate Fund II, L.P., an affiliate of Morgan Stanley & Co., Inc., in which the Company has a 20% ownership interest and 50% voting rights. Due to the Company’s continuing involvement, the transaction did not qualify as a sale by the Company under GAAP; thus, the inventory has remained on the Company’s condensed consolidated balance sheet in consolidated inventory not owned. As of August 31, 2011 and November 30, 2010, the portfolio of land (including land development costs) of $378.5 million and $424.5 million, respectively, is also reflected as inventory in the summarized condensed financial information related to Lennar Homebuilding’s unconsolidated entities.

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

The summary of the Company’s net recourse exposure related to the Lennar Homebuilding unconsolidated entities in which the Company has investments was as follows:

	August 31,	November 30,
(In thousands)	2011	2010
Several recourse debt - repayment	$62,635	33,399
Several recourse debt - maintenance	2,230	29,454
Joint and several recourse debt - repayment	48,057	48,406
Joint and several recourse debt - maintenance	43,466	61,591

The Company’s maximum recourse exposure	156,388	172,850
Less: joint and several reimbursement agreements with the Company’s partners	(57,053)	(58,878)

The Company’s net recourse exposure	$99,335	113,972

During the nine months ended August 31, 2011, the Company’s maximum recourse exposure related to indebtedness of Lennar Homebuilding unconsolidated entities decreased by $52.7 million as a result of $17.7 million paid by the Company primarily through capital contributions to unconsolidated entities and $35.0 million primarily related to the restructuring of a guarantee, the consolidation of a joint venture in the first quarter of 2011 and the joint ventures selling inventory, which was partially offset by a $36.3 million increase in the maximum recourse exposure for consideration given in the form of a several guarantee in connection with the favorable debt maturity extension until 2018 and principal reduction at Heritage Fields El Toro, one of Lennar Homebuilding’s unconsolidated entities as discussed in the note to the following table.

As of August 31, 2011, the Company had no obligation guarantees accrued. At November 30, 2010, the Company had $10.2 million of obligation guarantees accrued as a liability on its condensed consolidated balance sheet. During the nine months ended August 31, 2011, the liability was reduced by $10.2 million, of which $7.6 million were cash payments related to obligation guarantees previously recorded and $2.6 million related to a change in estimate of an obligation guarantee. The obligation guarantees are estimated based on current facts and circumstances and any unexpected changes may lead the Company to incur additional obligation guarantees in the future.

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

	August 31,	November 30,
(In thousands)	2011	2010
Assets (1)	$2,159,248	990,028
Liabilities (1)	$876,034	487,606
Equity (1)	$1,283,214	502,422

(1)	In the first quarter of 2011, Heritage Fields El Toro, one of Lennar Homebuilding’s unconsolidated entities, extended the maturity of its $573.5 million debt until 2018, which at the time was without recourse to Lennar. In exchange for the extension and partial debt extinguishment, which reduced the outstanding debt balance to $481.0 million in the first quarter of 2011, all the partners agreed to provide a limited several repayment guarantee on the outstanding debt, which resulted in a $36.3 million increase to the Company’s maximum recourse exposure and a subsequent increase to assets, liabilities and equity of Lennar Homebuilding unconsolidated entities that have recourse debt. In addition, the Company recognized a $15.4 million gain for its share of the $123.0 million gain on debt extinguishment in the first quarter of 2011.

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

During the three months ended August 31, 2011, there were: (1) no payments under the Company’s maintenance guarantees and (2) other loan paydowns of $3.1 million, a portion of which related to amounts paid under the Company’s repayment guarantees. During the three months ended August 31, 2010, there were: (1) payments of $3.0 million under the Company’s maintenance guarantees, (2) at the election of the Company, a loan paydown of $50.3 million, representing both the Company’s and its partner’s share, in return for a 4-year loan extension and the rights to obtain preferred returns and priority distributions at one of Lennar Homebuilding’s unconsolidated entities, and (3) a $19.3 million payment to extinguish debt at a discount and buyout the partner of one of Lennar Homebuilding’s unconsolidated entities that resulted in a net pre-tax gain of $7.7 million. In addition, during the three months ended August 31, 2010, there were other loan paydowns of $0.9 million. During the three months ended August 31, 2011 and 2010, there were no payments under completion guarantees.

During the nine months ended August 31, 2011, there were: (1) payments of $1.7 million under the Company’s maintenance guarantees and (2) other loan paydowns of $16.1 million, a portion of which related to amounts paid under the Company’s repayment guarantees. During the nine months ended August 31, 2010, there were: (1) payments of $8.0 million under the Company’s maintenance guarantees, (2) at the election of the Company, a loan paydown of $50.3 million, representing both the Company’s and its partner’s share, in return for a 4-year loan extension and the rights to obtain preferred returns and priority distributions at one of Lennar Homebuilding’s unconsolidated entities, and (3) a $19.3 million payment to extinguish debt at a discount and buyout the partner of one of Lennar Homebuilding’s unconsolidated entities that resulted in a net pre-tax gain of $7.7 million. In addition, during the nine months ended August 31, 2010, there were other loan paydowns of $27.9 million, a portion of which related to amounts paid under the Company’s repayment guarantees. During the nine months ended August 31, 2011 and 2010, there were no payments under completion guarantees.

As of August 31, 2011, the fair values of the maintenance guarantees, repayment guarantees and completion guarantees were not material. The Company believes that as of August 31, 2011, in the event it becomes legally obligated to perform under a guarantee of the obligation of a Lennar Homebuilding unconsolidated entity due to a triggering event under a guarantee, most of the time the collateral should be sufficient to repay at least a significant portion of the obligation or the Company and its partners would contribute additional capital into the venture. In certain instances, the Company has placed performance letters of credit and surety bonds with municipalities for its joint ventures (see Note 12).

The total debt of the Lennar Homebuilding unconsolidated entities in which the Company has investments was as follows:

	August 31,	November 30,
(In thousands)	2011	2010
The Company’s net recourse exposure	$99,335	113,972
Reimbursement agreements from partners	57,053	58,878

The Company’s maximum recourse exposure	$156,388	172,850

Non-recourse bank debt and other debt (partner’s share of several recourse)	$152,516	79,921
Non-recourse land seller debt or other debt	26,400	58,604
Non-recourse debt with completion guarantees	485,994	600,297
Non-recourse debt without completion guarantees	198,129	373,146

Non-recourse debt to the Company	863,039	1,111,968

Total debt	$1,019,427	1,284,818

The Company’s maximum recourse exposure as a % of total JV debt	15%	13%

Subsequent to August 31, 2011, the Company entered into a transaction in which it received a net asset distribution from Platinum Triangle Partners, a Lennar Homebuilding unconsolidated entity, resulting in an immaterial gain. Upon the distribution of the net assets, the partners repaid the respective debt amounts assumed. As a result, the Company’s maximum recourse exposure related to indebtedness of its Lennar Homebuilding unconsolidated entities decreased.

(4) Equity and Comprehensive Income

The following table reflects the changes in equity attributable to both Lennar Corporation and the noncontrolling interests of its consolidated subsidiaries in which it has less than a 100% ownership interest for the nine months ended August 31, 2011 and 2010:

		Stockholders’ Equity
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Treasury Stock	Retained Earnings	Noncontrolling Interests
Balance at November 30, 2010	$3,194,383	16,701	3,297	2,310,339	(615,496)	894,108	585,434
Net earnings (including net earnings attributable to noncontrolling interests)	87,073	—	—	—	—	61,921	25,152
Employee stock and directors plans	9,045	39	1	9,034	(29)	—	—
Amortization of restricted stock	13,001	—	—	13,001	—	—	—
Cash dividends	(22,425)	—	—	—	—	(22,425)	—
Receipts related to noncontrolling interests	5,765	—	—	—	—	—	5,765
Payments related to noncontrolling interests	(7,087)	—	—	—	—	—	(7,087)
Lennar Homebuilding non-cash consolidations	532	—	—	—	—	—	532

Balance at August 31, 2011	$3,280,287	16,740	3,298	2,332,374	(615,525)	933,604	609,796

		Stockholders’ Equity
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Treasury Stock	Retained Earnings	Noncontrolling Interests
Balance at November 30, 2009	$2,588,014	16,515	3,296	2,208,934	(613,690)	828,424	144,535
Net earnings (including net earnings attributable to noncontrolling interests)	77,941	—	—	—	—	63,231	14,710
Employee stock and directors plans	5,284	16	1	7,073	(1,806)	—	—
Amortization of restricted stock	11,948	—	—	11,948	—	—	—
Cash dividends	(22,179)	—	—	—	—	(22,179)	—
Receipts related to noncontrolling interests	12,039	—	—	—	—	—	12,039
Payments related to noncontrolling interests	(3,882)	—	—	—	—	—	(3,882)
Rialto Investments non-cash consolidations	397,588	—	—	—	—	—	397,588
Non-cash activity related to noncontrolling interests	1,670	—	—	—	—	—	1,670

Balance at August 31, 2010	$3,068,423	16,531	3,297	2,227,955	(615,496)	869,476	566,660

Comprehensive income attributable to Lennar for both the three and nine months ended August 31, 2011 and 2010 was the same as net earnings attributable to Lennar. Comprehensive income attributable to noncontrolling interests for both the three and nine months ended August 31, 2011 and 2010 was the same as the net earnings attributable to noncontrolling interests.

The Company has a stock repurchase program which permits the purchase of up to 20 million shares of its outstanding common stock. There were no share repurchases during both the three and nine months ended August 31, 2011 and 2010 under the stock repurchase program. As of August 31, 2011, 6.2 million shares of common stock can be repurchased in the future under the program.

During both the three months and nine months ended August 31, 2011, treasury stock increased by an immaterial amount of common shares in connection with activity related to the Company’s equity compensation plans.

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

Based upon an evaluation of all available evidence, during the three and nine months ended August 31, 2011, the Company recorded a reversal of its deferred tax asset valuation allowance of $5.9 million and $16.7 million, respectively, primarily due to net earnings generated during the period. At August 31, 2011 and November 30, 2010, the Company’s deferred tax asset valuation allowance was $592.8 million and $609.5 million, respectively. In future periods, the allowance could be reduced based on sufficient evidence indicating that it is more likely than not that a portion or all of the Company’s deferred tax assets will be realized.

At August 31, 2011 and November 30, 2010, the Company had $49.3 million and $46.0 million, respectively, of gross unrecognized tax benefits. If the Company were to recognize its gross unrecognized tax benefits, $29.8 million would affect the Company’s effective tax rate.

The Company expects the total amount of unrecognized tax benefits to decrease by $25.0 million within twelve months as a result of settlements with various taxing authorities and the expiration of certain statutes of limitations.

At August 31, 2011, the Company had $27.9 million accrued for interest and penalties, of which $0.6 million and $5.2 million, respectively, was recorded during the three and nine months ended August 31, 2011. During the nine months ended August 31, 2011, the accrual for interest and penalties was reduced by $5.5 million, primarily as a result of the settlement of state tax nexus issues. At November 30, 2010, the Company had $28.2 million accrued for interest and penalties.

During the nine months ended August 31, 2011, the Company’s gross unrecognized tax benefits increased by $12.6 million related to a settlement for certain losses carried back to prior years as well as retroactive changes in certain state tax laws. There was also a decrease to the Company’s gross unrecognized tax benefits of $9.3 million as a result of the settlement of certain state tax nexus issues. This resulted in a net increase of gross unrecognized tax benefits of $3.3 million and an increase in the Company’s effective tax rate from (6.74%) to (1.43%).

The IRS continuously reviews the Company’s federal income tax returns and is currently examining the tax returns for fiscal years 2005 through 2010. Certain state taxing authorities are examining various fiscal years. The final outcome of these examinations is not yet determinable. The statute of limitations for the Company’s major tax jurisdictions remains open for examination for fiscal year 2005 and subsequent years.

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

Basic and diluted earnings per share were calculated as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
(In thousands, except per share amounts)	2011	2010	2011	2010
Numerator:
Net earnings attributable to Lennar	$20,730	30,035	61,921	63,231
Less: distributed earnings allocated to nonvested shares	94	75	288	237
Less: undistributed earnings allocated to nonvested shares	164	235	504	443

Numerator for basic earnings per share	20,472	29,725	61,129	62,551

Plus: interest on 2.00% convertible senior notes due 2020	871	871	2,614	1,123
Plus: undistributed earnings allocated to convertible shares	164	—	503	—
Less: undistributed earnings reallocated to convertible shares	166	—	508	—

Numerator for diluted earnings per share	$21,341	30,596	63,738	63,674

Denominator:
Denominator for basic earnings per share – weighted average common shares outstanding	184,665	183,065	184,480	182,913
Effect of dilutive securities:
Shared based payments	482	26	620	171
2.00% convertible senior notes due 2020	10,005	10,005	10,005	4,313

Denominator for diluted earnings per share – weighted average common shares outstanding	195,152	193,096	195,105	187,397

Basic earnings per share	$0.11	0.16	0.33	0.34

Diluted earnings per share	$0.11	0.16	0.33	0.34

Options to purchase 0.7 million and 5.3 million shares, respectively, of common stock were outstanding and anti-dilutive for the three months ended August 31, 2011 and 2010. Options to purchase 1.2 million and 4.6 million shares, respectively, of common stock were outstanding and anti-dilutive for the nine months ended August 31, 2011 and 2010.

(7) Lennar Financial Services Segment

The assets and liabilities related to the Lennar Financial Services segment were as follows:

(In thousands)	August 31, 2011	November 30, 2010
Assets:
Cash and cash equivalents	$57,423	110,476
Restricted cash	20,112	21,210
Receivables, net (1)	96,506	136,672
Loans held-for-sale (2)	200,599	245,404
Loans held-for-investment, net	23,116	21,768
Investments held-to-maturity	47,690	3,165
Goodwill	34,046	34,046
Other (3)	40,257	36,249

	$519,749	608,990

Liabilities:
Notes and other debts payable	$215,365	271,678
Other (4)	162,025	176,541

	$377,390	448,219

(1)	Receivables, net primarily relate to loans sold to investors for which the Company had not yet been paid as of August 31, 2011 and November 30, 2010, respectively.
(2)	Loans held-for-sale relate to unsold loans carried at fair value.
(3)	Other assets include mortgage loan commitments carried at fair value of $7.4 million and $1.4 million, respectively, as of August 31, 2011 and November 30, 2010. Other assets also include forward contracts carried at fair value of $2.9 million as of November 30, 2010.
(4)	Other liabilities include forward contracts carried at fair value of $3.2 million as of August 31, 2011.

At August 31, 2011, the Lennar Financial Services segment had a warehouse repurchase facility with a maximum aggregate commitment of $150 million and an additional uncommitted amount of $50 million that matures in February 2012. In addition, the Lennar Financial Services segment amended its warehouse repurchase facility that matured in July 2011 by extending its maturity to July 2012 with a maximum aggregate commitment of $175 million. The maximum aggregate commitment under these facilities totaled $325 million as of August 31, 2011.

The Lennar Financial Services segment uses these facilities to finance its lending activities until the mortgage loans are sold to investors and expects the facilities to be renewed or replaced with other facilities when they mature. Borrowings under the facilities were $215.3 million and $271.6 million, respectively, at August 31, 2011 and November 30, 2010, and were collateralized by mortgage loans and receivables on loans sold to investors but not yet paid for with outstanding principal balances of $227.0 million and $286.0 million, respectively, at August 31, 2011 and November 30, 2010. If the facilities are not renewed, the borrowings under the lines of credit will be paid off by selling the mortgage loans held-for-sale to investors and by collecting on receivables on loans sold but not yet paid. Without the facilities, the Lennar Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities.

Substantially all of the loans the Lennar Financial Services segment originates are sold within a short period in the secondary mortgage market on a servicing released, non-recourse basis. After the loans are sold, the Company retains potential liability for possible claims by purchasers that it breached certain limited industry-standard representations and warranties in the loan sale agreement. There has been an increased industry-wide effort by purchasers to defray their losses in an unfavorable economic environment by purporting to have found inaccuracies related to sellers’ representations and warranties in particular loan sale agreements. The Company’s mortgage operations have established reserves for possible losses associated with mortgage loans previously originated and sold to investors. The Company establishes reserves for such possible losses based upon, among other things, an analysis of repurchase requests received, an estimate of potential repurchase claims not yet received and actual past repurchases and losses through the disposition of affected loans. While the Company believes that it has adequately reserved for known losses and projected repurchase requests, given the volatility in the mortgage industry and the uncertainty regarding the ultimate resolution of these claims, if either actual repurchases or the losses incurred resolving those repurchases exceed the Company’s expectations, additional recourse expense may be incurred. Loan origination liabilities are included in Lennar Financial Services’ liabilities in the condensed consolidated balance sheets. The activity in the Company’s loan origination liabilities was as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
(In thousands)	2011	2010	2011	2010
Loan origination liabilities, beginning of period	$9,951	6,893	9,872	9,518
Provision for losses during the period	118	117	247	285
Adjustments to pre-existing provisions for losses from changes in estimates	—	882	(50)	714
Payments/settlements (1)	(3,174)	(91)	(3,174)	(2,716)

Loan origination liabilities, end of period	$6,895	7,801	6,895	7,801

(1)	Payments/settlements during the three months ended August 31, 2011 include a settlement the Company paid to one of its largest investors, which settled all outstanding and potential future repurchase demands related to originations sold to them prior to 2009.

For Lennar Financial Services loans held-for-investment, net, a loan is deemed impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Interest income is not accrued or recognized on impaired loans unless payment is received. Impaired loans are written-off if and when the loan is no longer secured by collateral. The total unpaid principal balance of the impaired loans as of August 31, 2011 and November 30, 2010 was $8.7 million and $10.2 million, respectively. At August 31, 2011, the recorded investment in both the impaired loans and impaired loans with a valuation allowance was $3.6 million, net of an allowance of $5.1 million. At November 30, 2010, the recorded investment in both the impaired loans and impaired loans with a valuation allowance was $4.3 million, net of an allowance of $5.9 million. The average recorded investment in impaired loans totaled approximately $4 million for both the three and nine months ended August 31, 2011. The average recorded investment in impaired loans totaled approximately $7 million and $8 million, respectively, for the three and nine months ended August 31, 2010.

The Company reviews goodwill annually (or whenever indicators of impairment exist) in accordance with GAAP. Due to operating losses in the title operations of the Lennar Financial Services segment, the Company evaluated the carrying value of its Lennar Financial Services segment’s goodwill prior to its annual impairment test. The Company estimated the fair value of its title operations based on the income approach and concluded that a goodwill impairment was not required as of August 31, 2011.

(8) Rialto Investments Segment

The assets and liabilities related to the Rialto segment were as follows:

	August 31,	November 30,
(In thousands)	2011	2010
Assets:
Cash and cash equivalents	$69,576	76,412
Defeasance cash to retire notes payable	189,667	101,309
Loans receivable	793,009	1,219,314
Real estate owned - held-for-sale, net	615,680	250,286
Real estate owned - held-and-used, net	51,652	7,818
Investments in unconsolidated entities	142,821	84,526
Investments held-to-maturity	13,887	19,537
Other	18,311	18,412

	$1,894,603	1,777,614

Liabilities:
Notes payable	$765,939	752,302
Other	18,253	18,412

	$784,192	770,714

Rialto’s operating earnings for the three and nine months ended August 31, 2011 and 2010 was as follows:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2011	2010	2011	2010
Revenues	$42,065	38,000	118,283	72,918
Costs and expenses	33,562	26,156	94,184	47,073
Rialto Investments equity in earnings (loss) from unconsolidated entities	(6,505)	6,643	(4,953)	6,350
Rialto Investments other income, net	9,743	—	38,275	—

Operating earnings (1)	$11,741	18,487	57,421	32,195

(1)	Operating earnings for the three and nine months ended August 31, 2011 include $6.1 million and $30.9 million, respectively, of net earnings attributable to noncontrolling interests. Operating earnings for the three and nine months ended August 31, 2010 include $10.8 million and $20.4 million, respectively, of net earnings attributable to noncontrolling interests.

Loans Receivable

In February 2010, the Rialto segment acquired indirectly 40% managing member equity interests in two limited liability companies (“LLCs”), in which the FDIC holds the remaining 60% interests. The LLCs hold performing and non-performing loans formerly owned by 22 failed financial institutions. When the Rialto segment acquired its interests in the LLCs, the two portfolios consisted of approximately 5,500 distressed residential and commercial real estate loans (“FDIC Portfolios”). The FDIC provided $626.9 million of financing with 0% interest, which is non-recourse to the Company and the LLCs. As of August 31, 2011, the notes payable balance was $626.9 million; however, $189.7 million of cash collections on loans in excess of expenses had been deposited in a defeasance account, established for the repayment of the notes payable, under the agreement with the FDIC. The funds in the defeasance account will be used to retire the notes payable upon their maturity.

The LLCs met the accounting definition of VIEs and since the Company was determined to be the primary beneficiary, the Company consolidated the LLCs. At August 31, 2011, these consolidated LLCs had total combined assets and liabilities of $1.4 billion and $0.6 billion, respectively.

In September 2010, the Rialto segment acquired approximately 400 distressed residential and commercial real estate loans (“Bank Portfolios”) and over 300 real estate owned (“REO”) properties from three financial institutions. The Company paid $310 million for the distressed real estate and real estate related assets of which $124 million was financed through a 5-year senior unsecured note provided by one of the selling institutions.

The following table displays the loans receivable by aggregate collateral type:

	August 31,	November 30,
(In thousands)	2011	2010
Land	$377,937	565,861
Single family homes	181,924	318,783
Commercial properties	164,960	239,182
Multi-family homes	50,495	59,951
Other	17,693	35,537

Loans receivable	$793,009	1,219,314

In accordance with loans accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, (“ASC 310-30”), the Rialto segment estimated the cash flows, at acquisition, it expected to collect on the FDIC Portfolios and Bank Portfolios. In accordance with ASC 310-30, the difference between the contractually required payments and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference. This difference is neither accreted into income nor recorded on the Company’s condensed consolidated balance sheets. The excess of cash flows expected to be collected over the cost of the loans acquired is referred to as the accretable yield and is recognized in interest income over the remaining life of the loans using the effective yield method.

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

The following table displays the outstanding balance and carrying value of loans accounted for under ASC 310-30 as of August 31, 2011 and November 30, 2010:

	August 31,	November 30,
(In thousands)	2011	2010
Outstanding principal balance	$1,563,051	2,558,709
Carrying value	$681,196	966,098

The activity in the accretable yield for the FDIC Portfolios and Bank Portfolios for the nine months ended August 31, 2011:

(In thousands)	Accretable Yield
Balance at November 30, 2010	$396,311
Additions	16,173
Deletions	(72,864)
Accretions	(87,549)

Balance at August 31, 2011	$252,071

Additions primarily represent reclasses from nonaccretable yield to accretable yield on the Bank Portfolios. Deletions represent disposal of loans, which includes foreclosure of underlying collateral and result in removal of the loans from the accretable yield portfolios.

At August 31, 2011 and November 30, 2010, there were loans receivable with a carrying value of approximately $112 million and $253 million, respectively, for which interest income was not being recognized as they were classified as nonaccrual. When forecasted principal and interest cannot be reasonably estimated at the loan acquisition date, management classifies the loan as nonaccrual and accounts for these assets in accordance with ASC 310-10, Receivables (“ASC 310-10”). When a loan is classified as nonaccrual, any subsequent cash receipt is accounted for using the cost recovery method. In accordance with ASC 310-10, a loan is considered impaired when based on current information and events it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. Although these loans met the definition of ASC 310-10, these loans are not considered impaired relative to the Company’s recorded investment since they were acquired at a substantial discount to their unpaid principal balance and there currently is no allowance on any of these loans. A provision for loan losses is recognized when the recorded investment in the loan is in excess of its fair value. The fair value of the loan is determined by using either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loans obtainable market price or the fair value of the collateral less estimated costs to sell. At both August 31, 2011 and November 30, 2010, the Company did not have an allowance for loan losses against the nonaccrual loans as the fair value of the underlying collateral was at least equal to the nonaccrual loans’ carrying value.

The following table represents nonaccrual loans accounted for under ASC 310-10 aggregated by collateral type as of August 31, 2011:

		Recorded Investment
(In thousands)	Unpaid Principal Balance	With Allowance	Without Allowance	Total Recorded Investment
Land	$120,192	—	49,032	49,032
Single family homes	72,531	—	29,281	29,281
Commercial properties	32,379	—	26,765	26,765
Multi-family homes	16,750	—	6,735	6,735

Loans receivable	$241,852	—	111,813	111,813

The average recorded investment in impaired loans totaled approximately $183 million for the nine months ended August 31, 2011.

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

Nonaccrual—Loans in which forecasted principal and interest could not be reasonably estimated at the date of acquisition. Although the Company believes the recorded investment balance will ultimately be realized, the risk of nonaccrual loans relates to a decline in the value of the collateral securing the outstanding obligation and the recognition of an impairment through an allowance for loan losses if the recorded investment in the loan exceeds the fair value of the collateral less estimated cost to sell. As of August 31, 2011, the Company had no recorded allowance on these loans. During the nine months ended August 31, 2011, the Company recorded $12.1 million of provision for loan losses offset by charge-offs of $12.1 million upon foreclosure of the loans.

Risk categories as of August 31, 2011 were as follows:

(In thousands)	Accrual	Nonaccrual	Total
Land	$328,905	49,032	377,937
Single family homes	152,643	29,281	181,924
Commercial properties	138,195	26,765	164,960
Multi-family homes	43,760	6,735	50,495
Other	17,693	—	17,693

Loans receivable	$681,196	111,813	793,009

In order to assess the risk associated with each risk category, the Rialto segment evaluates the forecasted cash flows and the value of the underlying collateral securing loans receivable on a quarterly basis or when an event occurs that suggests a decline in the assets’ fair value.

Real Estate Owned

The acquisition of properties acquired through, or in lieu of, loan foreclosure are reported within the condensed consolidated balance sheets as real estate owned (“REO”). When a property is determined to be held-and-used, the asset is recorded at fair value and depreciated over its useful life using the straight line method. When certain criteria set forth in ASC Topic 360, Property, Plant and Equipment, are met; the property is classified as held-for-sale. When a real estate asset is classified as held-for-sale, the property is carried at the lower of its cost basis or fair value less estimated costs to sell. The Rialto segment recorded no impairments during the three and nine months ended August 31, 2011. The fair values of REO held-for-sale are based on appraisals of the underlying properties or management’s best estimate of fair value.

The following tables present the changes in REO for the three and nine months ended August 31, 2011:

REO – held-for-sale, net

(In thousands)	Three Months Ended August 31, 2011	Nine Months Ended August 31, 2011
REO - held-for-sale, net, beginning of period	$514,249	250,286
Additions	125,881	406,090
Improvements	7,250	15,484
Sales	(31,700)	(52,254)
Transfers to Lennar Homebuilding	—	(3,926)

REO - held-for-sale, net, end of period	$615,680	615,680

REO – held-and-used, net

(In thousands)	Three Months Ended August 31, 2011	Nine Months Ended August 31, 2011
REO - held-and-used, net, beginning of period	$16,467	7,818
Additions	35,246	43,980
Depreciation	(61)	(146)

REO - held-and-used, net, end of period	$51,652	51,652

For the three and nine months ended August 31, 2011, the Company recorded $21.6 million and $56.9 million, respectively, of gains primarily from acquisitions of real estate through foreclosure. The gains associated with REO are recorded in Rialto Investments other income, net.

Investments

In addition to the acquisition and management of the FDIC Portfolios and Bank Portfolios, an affiliate in the Rialto segment is a sub-advisor to the AllianceBernstein L.P. (“AB”) fund formed under the Federal government’s Public-Private Investment Program (“PPIP”) and receives management fees for sub-advisory services. The Company also made a commitment to invest $75 million in the AB PPIP fund, of which the remaining outstanding commitment as of August 31, 2011 was $7.5 million. During both the three and nine months ended August 31, 2011, the Company contributed $3.7 million to the AB PPIP fund. As of August 31, 2011 and November 30, 2010, the carrying value of the Company’s investment in the AB PPIP fund was $71.8 million and $77.3 million, respectively.

In November 2010, the Rialto segment invested in approximately $43 million of non-investment grade commercial mortgage-backed securities (“CMBS”) for $19.4 million, representing a 55% discount to par value. The CMBS have a stated and assumed final distribution date of November 2020 and a stated maturity date of October 2057. The Rialto segment reviews changes in estimated cash flows periodically, to determine if other-than-temporary impairment has occurred on its investment securities. Based on the Rialto segment’s assessment, no impairment charges were recorded during the three and nine months ended August 31, 2011. During the nine months ended August 31, 2011, the Rialto segment sold a portion of its CMBS for $11.1 million, resulting in a gain on sale of CMBS of $4.7 million. The carrying value of the investment securities at August 31, 2011 and November 30, 2010, was $13.9 million and $19.5 million, respectively.

Another subsidiary in the Rialto segment also has approximately a 5% investment in a service and infrastructure provider to the residential home loan market (the “Servicer Provider”), which provides services to the consolidated LLCs, among others. As of August 31, 2011 and November 30, 2010, the carrying value of the Company’s investment in the Servicer Provider was $8.9 million and $7.3 million, respectively.

Additionally, in November 2010, the Rialto segment completed its first closing of a real estate investment fund (the “Fund”) with initial equity commitments of approximately $300 million (including $75 million committed by the Company). During the three and nine months ended August 31, 2011, the Company contributed $30.9 million and $60.6 million, respectively, to the Fund out of total investor contributions of $181.6 million and $301.0 million, respectively. During the nine months ended August 31, 2011, the Fund acquired distressed real estate asset portfolios and invested in CMBS at a discount to par value. As of August 31, 2011, the carrying value of the Company’s investment in the Fund was $61.5 million.

The Fund is an unconsolidated entity and is accounted for under the equity method of accounting. The Fund was determined to have the attributes of an investment company in accordance with ASC Topic 946, Financial Services – Investment Companies, the attributes of which are different from the attributes that would cause a company to be an investment company for purposes of the Investment Company Act of 1940. As a result, the Fund’s assets and liabilities are recorded at fair value with increases/decreases in fair value recorded in the statement of operations of the Fund, the Company’s share of which will be recorded in the Rialto Investments equity in earnings (loss) from unconsolidated entities financial statement line item. The Company determined that the Fund is not a variable interest entity but rather a voting interest entity due to the following factors:

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

Having concluded that the Fund is a voting interest entity, the Company evaluated the Fund under the voting interest entity model to determine whether, as general partner, it has control over the Fund. The Company determined that it does not control the Fund as its general partner, because the unaffiliated limited partners have substantial kick-out rights and can remove Rialto as general partner at anytime for cause or without cause through a simple majority vote of the limited partners. In addition, there are no significant barriers to the exercise of these rights. As a result of determining that the Company does not control the Fund under the voting interest entity model, the Fund is not consolidated in the Company’s financial statements as of August 31, 2011.

Summarized condensed financial information on a combined 100% basis related to Rialto’s investments in unconsolidated entities that are accounted for by the equity method was as follows:

Balance Sheets

(In thousands)	August 31, 2011	November 30, 2010
Assets:
Cash and cash equivalents	$131,652	42,793
Loans receivable	213,520	—
Investment securities	4,514,347	4,341,226
Other assets	198,198	181,600

	$5,057,717	4,565,619

Liabilities and equity:
Accounts payable and other liabilities	$295,282	110,921
Notes payable	21,368	—
Partner loans	137,820	137,820
Debt due to the U.S. Treasury	2,039,667	1,955,000
Equity	2,563,580	2,361,878

	$5,057,717	4,565,619

Statements of Operations

	Three Months Ended August 31,		Nine Months Ended August 31,
(In thousands)	2011	2010	2011	2010
Revenues	$122,153	114,585	355,085	233,912
Costs and expenses	53,183	57,760	139,699	128,115
Other income (expense), net	(303,141)	158,616	(382,271)	154,947

Net earnings (loss) of unconsolidated entities	$(234,171)	215,441	(166,885)	260,744

Rialto Investments equity in earnings (loss) from unconsolidated entities	$(6,505)	6,643	(4,953)	6,350

(9) Lennar Homebuilding Cash and Cash Equivalents

Cash and cash equivalents as of August 31, 2011 and November 30, 2010 included $16.8 million and $19.2 million, respectively, of cash held in escrow for approximately three days.

(10) Lennar Homebuilding Restricted Cash

Restricted cash consists of customer deposits on home sales held in restricted accounts until title transfers to the homebuyer, as required by the state and local governments where the homes were sold.

(11) Lennar Homebuilding Other Assets

During the three months ended August 31, 2011, the Company reclassified $122.1 million from inventories to operating properties, which is included in Lennar Homebuilding other assets, as a result of converting a multi-level residential building to a rental operation.

(12) Lennar Homebuilding Senior Notes and Other Debts Payable

(Dollars in thousands)	August 31, 2011	November 30, 2010
5.95% senior notes due 2011	$113,225	113,189
5.95% senior notes due 2013	266,583	266,319
5.50% senior notes due 2014	248,810	248,657
5.60% senior notes due 2015	500,999	501,216
6.50% senior notes due 2016	249,819	249,788
12.25% senior notes due 2017	393,700	393,031
6.95% senior notes due 2018	247,598	247,323
2.00% convertible senior notes due 2020	276,500	276,500
2.75% convertible senior notes due 2020	385,230	375,875
Mortgages notes on land and other debt	445,185	456,256

	$3,127,649	3,128,154

The Company has a $150 million Letter of Credit and Reimbursement Agreement (“LC Agreement”) with certain financial institutions. The LC Agreement may be increased to $200 million, although there are currently no commitments for the additional $50 million. The Company believes it was in compliance with its covenants related to the LC Agreement at August 31, 2011.

The Company’s performance letters of credit outstanding were $67.9 million and $78.9 million, respectively, at August 31, 2011 and November 30, 2010. The Company’s financial letters of credit outstanding were $203.5 million and $195.0 million, respectively, at August 31, 2011 and November 30, 2010. Performance letters of credit are generally posted with regulatory bodies to guarantee the Company’s performance of certain development and construction activities, and financial letters of credit are generally posted in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral. Additionally, at August 31, 2011, the Company had outstanding performance and surety bonds related to site improvements at various projects (including certain projects of the Company’s joint ventures) of $639.9 million. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all development and construction activities are completed. As of August 31, 2011, there were approximately $315.9 million, or 49%, of costs to complete related to these site improvements. The Company does not presently anticipate any draws upon these bonds, but if any such draws occur, the Company does not believe they would have a material effect on its financial position, results of operations or cash flows.

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

Certain provisions under ASC Topic 470, Debt, require the issuer of certain convertible debt instruments that may be settled in cash on conversion to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. The Company has applied these provisions to its 2.75% Convertible Senior Notes. At August 31, 2011, the principal amount of the 2.75% Convertible Senior Notes was $446.0 million, the unamortized discount included in stockholders’ equity was $60.8 million and the net carrying amount of the 2.75% Convertible Senior Notes was $385.2 million. The carrying amount of the equity component of the 2.75% Convertible Senior Notes was $71.2 million at August 31, 2011.

In May 2010, the Company also issued $276.5 million of 2.00% convertible senior notes due 2020 (the “2.00% Convertible Senior Notes”) at a price of 100% in a private placement. Proceeds from the offering, after payment of expenses, were $271.2 million. The net proceeds were to be used for general corporate purposes, including repayments or repurchases of existing senior notes or other indebtedness. The 2.00% Convertible Senior Notes are convertible into shares of Class A common stock at any time prior to maturity or redemption at the initial conversion rate of 36.1827 shares of common stock per $1,000 principal amount of the 2.00% Convertible Senior Notes or 10,004,517 Class A common shares if all the 2.00% Convertible Senior Notes are converted, which is equivalent to an initial conversion price of approximately $27.64 per share of Class A common stock, subject to anti-dilution adjustments. The shares are included in the calculation of diluted earnings per share. Holders of the 2.00% Convertible Senior Notes will have the right to require the Company to repurchase them for cash equal to 100% of their principal amount, plus accrued but unpaid interest, on each of December 1, 2013 and December 1, 2015. The Company will have the right to redeem the 2.00% Convertible Senior Notes at any time on or after December 1, 2013 for 100% of their principal amount, plus accrued but unpaid interest. Interest on the 2.00% Convertible Senior Notes is due semi-annually beginning December 1, 2010. The 2.00% Convertible Senior Notes are unsecured and unsubordinated, but are currently guaranteed by substantially all of the Company’s significant wholly-owned homebuilding subsidiaries. At both August 31, 2011 and November 30, 2010, the carrying amount of the 2.00% Convertible Senior Notes was $276.5 million.

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

(13) Product Warranty

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

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2011	2010	2011	2010
Warranty reserve, beginning of period	$91,177	126,464	109,179	157,896
Warranties issued during the period	7,070	6,639	18,408	18,509
Adjustments to pre-existing warranties from changes in estimates	4,894	4,057	4,856	3,317
Payments	(11,234)	(19,862)	(40,536)	(62,424)

Warranty reserve, end of period	$91,907	117,298	91,907	117,298

As of August 31, 2011, the Company has identified approximately 990 homes delivered in Florida primarily during its 2006 and 2007 fiscal years that are confirmed to have contained defective Chinese drywall with resulting damage. This represents a small percentage of homes the Company delivered nationally (1.2%) during those fiscal years. Defective Chinese drywall is an industry-wide issue as other homebuilders have publicly disclosed that they have experienced similar issues with defective Chinese drywall.

Based on its efforts to date, the Company has not identified defective Chinese drywall in homes delivered by the Company outside of Florida. The Company is continuing its investigation of homes delivered during the relevant time period in order to determine whether there are additional homes, not yet inspected, with defective Chinese drywall and resulting damage. If the outcome of the Company’s inspections identifies more homes than the Company has estimated to have had defective Chinese drywall, it might require an increase in the Company’s warranty reserve in the future. The Company has replaced or is in the process of replacing defective Chinese drywall when it has been found in homes the Company has built.

Through August 31, 2011, the Company has accrued $82.2 million of warranty reserves related to homes confirmed as having defective Chinese drywall, as well as an estimate for homes not yet inspected that may contain Chinese drywall. No additional amount was accrued during the three and nine months ended August 31, 2011. As of August 31, 2011, the warranty reserve for defective Chinese drywall, net of payments, was $11.3 million. The Company has received, and continues to seek, reimbursement from its subcontractors, insurers and others for costs the Company has incurred or expects to incur to investigate and repair defective Chinese drywall and resulting damage. During the three and nine months ended August 31, 2011, the Company received payments of $0.9 million and $3.3 million, respectively, through third party recoveries relative to the costs it has incurred and expects to incur remedying the homes confirmed and estimated to have defective Chinese drywall and resulting damage. During the three and nine months ended August 31, 2010, the Company received payments of $18.5 million and $58.5 million, respectively, under its insurance receivable and through third party recoveries relative to the costs it has incurred and expects to incur remedying the homes confirmed and estimated to have defective Chinese drywall and resulting damage.

(14) Share-Based Payment

Compensation expense related to the Company’s share-based payment awards was as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
(In thousands)	2011	2010	2011	2010
Stock options	$925	1,535	3,219	5,047
Nonvested shares	3,789	3,821	13,001	11,948

Total compensation expense for share-based awards	$4,714	5,356	16,220	16,995

During both the three and nine months ended August 31, 2011 and 2010, the Company granted an immaterial amount of stock options and nonvested shares.

(15) Financial Instruments

The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at August 31, 2011 and November 30, 2010, using available market information and what the Company believes to be appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies might have a material effect on the estimated fair value amounts. The table excludes cash and cash equivalents, restricted cash, defeasance cash to retire notes payable, receivables, net and accounts payable, which had fair values approximating their carrying amounts due to the short maturities of these instruments.

	August 31, 2011		November 30, 2010
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
ASSETS
Rialto Investments:
Loans receivable	$793,009	860,024	1,219,314	1,411,731
Investments held-to-maturity	$13,887	13,792	19,537	19,537
Lennar Financial Services:
Loans held-for-investment, net	$23,116	23,804	21,768	23,083
Investments held-to-maturity	$47,690	46,925	3,165	3,177
LIABILITIES
Lennar Homebuilding:
Senior notes and other debts payable	$3,127,649	3,122,540	3,128,154	3,153,106
Rialto Investments:
Notes payable	$765,939	730,269	752,302	719,703
Lennar Financial Services:
Notes and other debts payable	$215,365	215,365	271,678	271,678

The following methods and assumptions are used by the Company in estimating fair values:

Lennar Homebuilding—For senior notes and other debts payable, the fair value of fixed-rate borrowings is based on quoted market prices. The Company’s variable-rate borrowings are tied to market indices and approximate fair value due to the short maturities associated with the majority of the instruments.

Rialto Investments—The fair values for loans receivable is based on discounted cash flows estimated as of August 31, 2011 and November 30, 2010, or the fair value of the collateral less estimated cost to sell. The fair value for investments held-to-maturity is based on discounted cash flows estimated as of August 31, 2011. The fair value for investments held-to-maturity as of November 30, 2010 approximated the carrying value as the investments were acquired just prior to November 30, 2010. For notes payable, the fair value of the zero percent notes guaranteed by the FDIC was calculated based on a 5-year treasury yield as of August 31, 2011 and November 30, 2010, respectively, and the fair value of other notes payable was calculated based on discounted cash flows using the Company’s weighted average borrowing rate.

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

The Company’s financial instruments measured at fair value on a recurring basis are all within the Lennar Financial Services segment and are summarized below:

Financial Instruments	Fair Value Hierarchy	Fair Value at August 31, 2011	Fair Value at November 30, 2010
(In thousands)
Loans held-for-sale (1)	Level 2	$200,599	245,404
Mortgage loan commitments	Level 2	$7,352	1,449
Forward contracts	Level 2	$(3,201)	2,905

(1)	The aggregate fair value of loans held-for-sale of $200.6 million at August 31, 2011 exceeds their aggregate principal balance of $191.4 million by $9.2 million. The aggregate fair value of loans held-for-sale of $245.4 million at November 30, 2010 exceeds their aggregate principal balance of $240.8 million by $4.6 million.

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

Loans held-for-sale—Fair value is based on independent quoted market prices, where available, or the prices for other mortgage whole loans with similar characteristics. Management believes carrying loans held-for-sale at fair value improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivatives instruments used to economically hedge them without having to apply complex hedge accounting provisions. In addition, the Company recognizes the fair value of its rights to service a mortgage loan as revenue upon entering into an interest rate lock loan commitment with a borrower, in accordance with ASC Topic 815-10-S99. The fair value of these servicing rights is included in Lennar Financial Services’ loans held-for-sale as of August 31, 2011 and November 30, 2010. Fair value of the servicing rights is determined based on the value in the servicing sales contracts.

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

Non-financial assets	Fair Value Hierarchy	Fair Value	Total Gains (Losses) (1)
(In thousands)
Lennar Homebuilding:
Finished homes and construction in progress (2)	Level 3	$18,711	(9,662)
Investments in unconsolidated entities (3)	Level 3	$12,644	(2,077)
Rialto Investments:
Real estate owned (4)	Level 3	$161,127	18,840

(1)	Represents total losses due to valuation adjustments and total gains from acquisitions of real estate through foreclosure recorded during the three months ended August 31, 2011.
(2)	Finished homes and construction in progress with an aggregate carrying value of $28.4 million were written down to their fair value of $18.7 million, resulting in valuation adjustments of $9.7 million, which were included in Lennar Homebuilding costs and expenses in the Company’s statement of operations for the three months ended August 31, 2011.
(3)	Lennar Homebuilding investments in unconsolidated entities with an aggregate carrying value of $14.7 million were written down to their fair value of $12.6 million, resulting in valuation adjustments of $2.1 million, which were included in Lennar Homebuilding other income, net in the Company’s statement of operations for the three months ended August 31, 2011.
(4)	Real estate owned assets are initially recorded at fair value less estimated costs to sell at the time of acquisition through, or in lieu of, loan foreclosure if held-for-sale or at fair value if held-and-used. Upon acquisition, the real estate owned assets had a carrying value of $142.3 million and a fair value of $161.1 million. The fair value of the real estate owned assets is based upon the appraised value at the time of foreclosure or management’s best estimate. The gains upon acquisition of REO were $18.8 million and are included within Rialto Investments other income, net in the Company’s statement of operations for the three months ended August 31, 2011.

Finished homes and construction in progress are included within inventories. Inventories are stated at cost unless the inventory within a community is determined to be impaired, in which case the impaired inventory is written down to fair value. Inventory costs include land, land development and home construction costs, real estate taxes, deposits on land purchase contracts and interest related to development and construction. Construction overhead and selling expenses are expensed as incurred. Homes held-for-sale are classified as inventories until delivered. Land, land development, amenities and other costs are accumulated by specific area and allocated to homes within the respective areas. The Company reviews its inventory for indicators of impairment by evaluating each community during each reporting period. The inventory within each community is categorized as finished homes and construction in progress or land under development based on the development state of the community. There were 428 and 448 active communities as of August 31, 2011 and August 31, 2010, respectively. If the undiscounted cash flows expected to be generated by a community are less than its carrying amount, an impairment charge is recorded to write down the carrying amount of such community to its estimated fair value.

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

The Company evaluates its investments in unconsolidated entities for indicators of impairment during each reporting period. A series of operating losses of an investee or other factors may indicate that a decrease in value of the Company’s investment in the unconsolidated entity has occurred which is other-than-temporary. The amount of impairment recognized is the excess of the investment’s carrying amount over its estimated fair value, if the excess is determined to be other-than-temporary.

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

Changes in economic factors, consumer demand and market conditions, among other things, could materially impact estimates used in the third party appraisals and/or internally prepared analysis of recent offers or prices on comparable properties. Thus, estimates can differ significantly from the amounts ultimately realized by the Rialto segment from disposition of these assets. The amount by which the recorded investment in the loan is less than the REO’s fair value (net of estimated cost to sell if held-for-sale), is recorded as a gain on foreclosure in the Company’s condensed consolidated statement of operations. The amount by which the recorded investment in the loan is greater than the REO’s fair value (net of estimated cost to sell if held-for-sale), is initially recorded as an impairment in the Company’s condensed consolidated statement of operations.

(16) Consolidation of Variable Interest Entities

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

The Company’s variable interest in VIEs may be in the form of (1) equity ownership, (2) contracts to purchase assets, (3) management and development agreements between the Company and a VIE, (4) loans provided by the Company to a VIE or other partner and/or (5) guarantees provided by members to banks and other third parties. The Company examines specific criteria and uses its judgment when determining if the Company is the primary beneficiary of a VIE. Factors considered in determining whether the Company is the primary beneficiary include risk and reward sharing, experience and financial condition of other partner(s), voting rights, involvement in day-to-day capital and operating decisions, representation on a VIE’s executive committee, existence of unilateral kick-out rights or voting rights, level of economic disproportionality, if any, between the Company and the other partner(s) and contracts to purchase assets from VIEs.

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

The Company evaluated all joint venture agreements as of August 31, 2011. Based on the Company’s evaluation, during the nine months ended August 31, 2011, it consolidated entities within its Lennar Homebuilding segment that at August 31, 2011 had total combined assets and liabilities of $55.1 million and $24.1 million, respectively. In addition, during the nine months ended August 31, 2011, there were no VIEs that were deconsolidated.

At August 31, 2011 and November 30, 2010, the Company’s recorded investments in Lennar Homebuilding unconsolidated entities were $653.1 million and $626.2 million, respectively, and the Rialto segment’s investments in unconsolidated entities as of August 31, 2011 and November 30, 2010 were $142.8 million and $84.5 million, respectively.

Consolidated VIEs

As of August 31, 2011, the carrying amounts of the VIEs’ assets and non-recourse liabilities that consolidated were $2,273.5 million and $897.0 million, respectively. Those assets are owned by, and those liabilities are obligations of, the VIEs, not the Company.

A VIE’s assets can only be used to settle obligations of that VIE. The VIEs are not guarantors of the Company’s senior notes and other debts payable. In addition, the assets held by a VIE usually are collateral for that VIE’s debt. The Company and other partners do not generally have an obligation to make capital contributions to a VIE unless the Company and/or the other partner(s) have entered into debt guarantees with a VIE’s banks. Other than debt guarantee agreements with a VIE’s banks, there are no liquidity arrangements or agreements to fund capital or purchase assets that could require the Company to provide financial support to a VIE. While the Company has option contracts to purchase land from certain of its VIEs, the Company is not required to purchase the assets and could walk away from the contract.

Unconsolidated VIEs

At August 31, 2011 and November 30, 2010, the Company’s recorded investment in VIEs that are unconsolidated and its estimated maximum exposure to loss were as follows:

As of August 31, 2011
(In thousands)	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss
Lennar Homebuilding (1)	$90,914	121,110
Rialto Investments (2)	94,616	102,116

	$185,530	223,226

As of November 30, 2010
(In thousands)	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss
Lennar Homebuilding (1)	$144,809	174,967
Rialto Investments (2)	104,063	117,631

	$248,872	292,598

(1)	At both August 31, 2011 and November 30, 2010, the maximum exposure to loss of Lennar Homebuilding’s investments in unconsolidated VIEs is limited to its investment in the unconsolidated VIEs in addition to $30.0 million of recourse debt of one of the unconsolidated VIEs, which is included in the Company’s maximum recourse related to Lennar Homebuilding unconsolidated entities.
(2)	For Rialto’s investment in unconsolidated VIEs, the Company made a $75 million commitment to fund capital in the AB PPIP fund. As of August 31, 2011 and November 30, 2010, the Company had contributed $67.5 million and $63.8 million, respectively, of the $75 million commitment and it cannot walk away from its remaining commitment to fund capital. Therefore, as of August 31, 2011 and November 30, 2010, the maximum exposure to loss for Rialto’s unconsolidated VIEs was higher than the carrying amount of its investments. In addition, at August 31, 2011 and November 30, 2010, investments in unconsolidated VIEs and Lennar’s maximum exposure to loss include $13.9 million and $19.5 million, respectively, related to Rialto’s investments held-to-maturity.

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

The Company and other partners do not generally have an obligation to make capital contributions to the VIEs, except for the Company’s $7.5 million remaining commitment to the AB PPIP fund and $30.0 million of recourse debt of one of the Lennar Homebuilding unconsolidated VIEs. The Company and the other partners did not guarantee any debt of these unconsolidated VIEs. There are no liquidity arrangements or agreements to fund capital or purchase assets that could require the Company to provide financial support to the VIEs. While the Company has option contracts to purchase land from certain of its unconsolidated VIEs, the Company is not required to purchase the assets and could walk away from the contract.

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

The Company evaluates all option contracts for land to determine whether they are VIEs and, if so, whether the Company is the primary beneficiary of certain of these option contracts. Although the Company does not have legal title to the optioned land, if the Company is deemed to be the primary beneficiary, it is required to consolidate the land under option at the purchase price of the optioned land. During the nine months ended August 31, 2011, the effect of consolidation of these option contracts was a net increase of $13.5 million to consolidated inventory not owned with a corresponding increase to liabilities related to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of August 31, 2011. To reflect the purchase price of the inventory consolidated, the Company reclassified the related option deposits from land under development to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of August 31, 2011. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and the Company’s cash deposits. The increase to consolidated inventory not owned was offset by the Company exercising its options to acquire land under previously consolidated contracts resulting in a net decrease in consolidated inventory not owned of $54.2 million for the nine months ended August 31, 2011.

The Company’s exposure to loss related to its option contracts with third parties and unconsolidated entities consisted of its non-refundable option deposits and pre-acquisition costs totaling $154.1 million and $157.4 million, respectively, at August 31, 2011 and November 30, 2010. Additionally, the Company had posted $45.2 million and $48.9 million, respectively, of letters of credit in lieu of cash deposits under certain option contracts as of August 31, 2011 and November 30, 2010.

(17) New Accounting Pronouncements

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

In April 2011, the FASB issued ASU 2011-02, A Creditor’s Determination of Whether Restructuring Is a Troubled Debt Restructuring, (“ASU 2011-02”). ASU 2011-02 clarifies when a loan modification or restructuring is considered a troubled debt restructuring (“TDR”). In determining whether a loan modification represents a TDR, an entity should consider whether the debtor is experiencing financial difficulty and the lender has granted a concession to the borrower. This guidance is to be applied retrospectively, with early application permitted. ASU 2011-02 is effective for loan modifications that occur on or after September 1, 2011. ASU 2011-02 is not expected to have a material effect on the Company’s condensed consolidated financial statements.

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

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, (“ASU 2011-05”). ASU 2011-05 requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. ASU 2011-05 will be effective for the Company’s quarter ending May 31, 2012. The adoption of ASU 2011-05 is not expected to have a material effect on the Company’s condensed consolidated financial statements, but will require a change in the presentation of the Company’s comprehensive income from the notes of the condensed consolidated financial statements, where it is currently disclosed, to the face of the condensed consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, (“ASU 2011-08”), which amends the guidance in ASC 350-20, Intangibles - Goodwill and Other – Goodwill. Under ASU 2011-08, entities have the option of performing a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, then entities are required to perform the two-step goodwill impairment test. ASU 2011-08 will be effective for the Company’s fiscal year beginning December 1, 2012, with early adoption permitted. The Company is currently evaluating the effect that ASU 2011-08 will have on its condensed consolidated financial statements.

(18) Supplemental Financial Information

The indentures governing the principal amounts of the Company’s 5.95% senior notes due 2011, 5.95% senior notes due 2013, 5.50% senior notes due 2014, 5.60% senior notes due 2015, 6.50% senior notes due 2016, 12.25% senior notes due 2017, 6.95% senior notes due 2018, 2.00% convertible senior notes due 2020 and 2.75% convertible senior notes due 2020 require that, if any of the Company’s wholly owned subsidiaries, other than its finance company subsidiaries and foreign subsidiaries, directly or indirectly guarantee at least $75 million principal amount of debt of Lennar Corporation, those subsidiaries must also guarantee Lennar Corporation’s obligations with regard to its senior notes. Until February 2010, the Company had a Credit Facility that required substantially all of the Company’s homebuilding subsidiaries to guarantee Lennar Corporation’s obligations under the Credit Facility, and therefore, those subsidiaries also guaranteed the Company’s obligations with regard to its senior notes. The Company terminated the Credit Facility in February 2010, and because of that, there was a period when there were no guarantors of Lennar’s obligations with regard to its senior notes. However, subsequently, the Company entered into the LC Agreement that is guaranteed by all the Company’s significant homebuilding subsidiaries, but is not guaranteed by the Company’s finance company subsidiaries or by the Rialto segment subsidiaries. The entities referred to as “guarantors” in the following tables are subsidiaries that were guaranteeing the LC Agreement at August 31, 2011. Supplemental information for the guarantors is as follows:

Condensed Consolidating Balance Sheet

August 31, 2011

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Lennar Homebuilding:
Cash and cash equivalents, restricted cash and receivables, net	$673,023	161,884	29,938	—	864,845
Inventories	—	3,736,601	528,409	—	4,265,010
Investments in unconsolidated entities	—	610,423	42,657	—	653,080
Other assets	31,037	282,013	213,681	—	526,731
Investments in subsidiaries	3,359,591	594,265	—	(3,953,856)	—

	4,063,651	5,385,186	814,685	(3,953,856)	6,309,666
Rialto Investments	—	—	1,894,603	—	1,894,603
Lennar Financial Services	—	152,165	367,584	—	519,749

Total assets	$4,063,651	5,537,351	3,076,872	(3,953,856)	8,724,018

LIABILITIES AND EQUITY
Lennar Homebuilding:
Accounts payable and other liabilities	$282,885	509,664	25,237	—	817,786
Liabilities related to consolidated inventory not owned	—	336,714	—	—	336,714
Senior notes and other debts payable	2,682,464	213,900	231,285	—	3,127,649
Intercompany	(1,572,189)	1,069,424	502,765	—	—

	1,393,160	2,129,702	759,287	—	4,282,149
Rialto Investments	—	—	784,192	—	784,192
Lennar Financial Services	—	48,058	329,332	—	377,390

Total liabilities	$1,393,160	2,177,760	1,872,811	—	5,443,731
Stockholders’ equity	2,670,491	3,359,591	594,265	(3,953,856)	2,670,491
Noncontrolling interests	—	—	609,796	—	609,796

Total equity	2,670,491	3,359,591	1,204,061	(3,953,856)	3,280,287

Total liabilities and equity	$4,063,651	5,537,351	3,076,872	(3,953,856)	8,724,018

(18) Supplemental Financial Information – (Continued)

Condensed Consolidating Balance Sheet

November 30, 2010

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Lennar Homebuilding:
Cash and cash equivalents, restricted cash and receivables, net	$1,079,107	177,674	40,863	—	1,297,644
Inventories	—	3,547,152	622,456	—	4,169,608
Investments in unconsolidated entities	—	587,385	38,800	—	626,185
Other assets	48,776	99,486	159,548	—	307,810
Investments in subsidiaries	3,333,769	811,317	—	(4,145,086)	—

	4,461,652	5,223,014	861,667	(4,145,086)	6,401,247
Rialto Investments	91,270	335,148	1,351,196	—	1,777,614
Lennar Financial Services	—	149,413	459,577	—	608,990

Total assets	$4,552,922	5,707,575	2,672,440	(4,145,086)	8,787,851

LIABILITIES AND EQUITY
Lennar Homebuilding:
Accounts payable and other liabilities	$298,985	479,617	83,546	—	862,148
Liabilities related to consolidated inventory not owned	—	384,233	—	—	384,233
Senior notes and other debts payable	2,671,898	201,248	255,008	—	3,128,154
Intercompany	(1,037,694)	1,128,731	(91,037)	—	—

	1,933,189	2,193,829	247,517	—	4,374,535
Rialto Investments	10,784	128,136	631,794	—	770,714
Lennar Financial Services	—	51,841	396,378	—	448,219

Total liabilities	$1,943,973	2,373,806	1,275,689	—	5,593,468
Stockholders’ equity	2,608,949	3,333,769	811,317	(4,145,086)	2,608,949
Noncontrolling interests	—	—	585,434	—	585,434

Total equity	2,608,949	3,333,769	1,396,751	(4,145,086)	3,194,383

Total liabilities and equity	$4,552,922	5,707,575	2,672,440	(4,145,086)	8,787,851

(18) Supplemental Financial Information – (Continued)

Condensed Consolidating Statement of Operations

Three Months Ended August 31, 2011

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Lennar Homebuilding	$—	706,256	5,498	—	711,754
Lennar Financial Services	—	35,133	35,532	(4,291)	66,374
Rialto Investments	—	—	42,065	—	42,065

Total revenues	—	741,389	83,095	(4,291)	820,193

Cost and expenses:
Lennar Homebuilding	—	654,924	10,190	(2,205)	662,909
Lennar Financial Services	—	33,719	26,080	(1,413)	58,386
Rialto Investments	—	—	33,562	—	33,562
Corporate general and administrative	21,571	—	—	1,205	22,776

Total costs and expenses	21,571	688,643	69,832	(2,413)	777,633

Lennar Homebuilding equity in loss from unconsolidated entities	—	(4,440)	(112)	—	(4,552)
Lennar Homebuilding other income (expense), net	(417)	6,931	—	426	6,940
Other interest expense	(1,452)	(24,107)	—	1,452	(24,107)
Rialto Investments equity in loss from unconsolidated entities	—	—	(6,505)	—	(6,505)
Rialto Investments other income, net	—	—	9,743	—	9,743

Earnings (loss) before income taxes	(23,440)	31,130	16,389	—	24,079
Benefit (provision) for income taxes	8,463	(6,488)	(2,554)	—	(579)
Equity in earnings from subsidiaries	35,707	11,065	—	(46,772)	—

Net earnings (including net earnings attributable to noncontrolling interests)	20,730	35,707	13,835	(46,772)	23,500
Less: Net earnings attributable to noncontrolling interests	—	—	2,770	—	2,770

Net earnings attributable to Lennar	$20,730	35,707	11,065	(46,772)	20,730

(18) Supplemental Financial Information – (Continued)

Condensed Consolidating Statement of Operations

Three Months Ended August 31, 2010

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Lennar Homebuilding	$—	705,693	12,456	—	718,149
Lennar Financial Services	—	38,756	44,884	(14,814)	68,826
Rialto Investments	866	—	37,134	—	38,000

Total revenues	866	744,449	94,474	(14,814)	824,975

Cost and expenses:
Lennar Homebuilding	—	646,072	19,189	(1,599)	663,662
Lennar Financial Services	—	38,598	35,611	(12,196)	62,013
Rialto Investments	8,753	—	17,403	—	26,156
Corporate general and administrative	22,686	—	—	1,308	23,994

Total costs and expenses	31,439	684,670	72,203	(12,487)	775,825

Lennar Homebuilding equity in earnings (loss) from unconsolidated entities	—	1,173	(187)	—	986
Lennar Homebuilding other income, net	9,653	370	—	(9,699)	324
Other interest expense	(12,026)	(17,668)	—	12,026	(17,668)
Rialto Investments equity in earnings from unconsolidated entities	6,643	—	—	—	6,643

Earnings (loss) before income taxes	(26,303)	43,654	22,084	—	39,435
Benefit (provision) for income taxes	14,587	(12,274)	(2,918)	—	(605)
Equity in earnings from subsidiaries	41,751	10,371	—	(52,122)	—

Net earnings (including net earnings attributable to noncontrolling interests)	30,035	41,751	19,166	(52,122)	38,830
Less: Net earnings attributable to noncontrolling interests	—	—	8,795	—	8,795

Net earnings attributable to Lennar	$30,035	41,751	10,371	(52,122)	30,035

(18) Supplemental Financial Information – (Continued)

Condensed Consolidating Statement of Operations

Nine Months Ended August 31, 2011

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Lennar Homebuilding	$—	1,813,528	27,411	—	1,840,939
Lennar Financial Services	—	101,828	105,088	(23,407)	183,509
Rialto Investments	—	—	118,283	—	118,283

Total revenues	—	1,915,356	250,782	(23,407)	2,142,731

Cost and expenses:
Lennar Homebuilding	—	1,703,368	43,709	(5,694)	1,741,383
Lennar Financial Services	—	104,498	82,837	(15,492)	171,843
Rialto Investments	—	—	94,184	—	94,184
Corporate general and administrative	62,986	—	—	3,740	66,726

Total costs and expenses	62,986	1,807,866	220,730	(17,446)	2,074,136

Lennar Homebuilding equity in earnings (loss) from unconsolidated entities	—	6,872	(346)	—	6,526
Lennar Homebuilding other income, net	8,737	46,383	—	(8,709)	46,411
Other interest expense	(14,670)	(68,654)	—	14,670	(68,654)
Rialto Investments equity in loss from unconsolidated entities	—	—	(4,953)	—	(4,953)
Rialto Investments other income, net	—	—	38,275	—	38,275

Earnings (loss) before income taxes	(68,919)	92,091	63,028	—	86,200
Benefit (provision) for income taxes	32,170	(23,048)	(8,249)	—	873
Equity in earnings from subsidiaries	98,670	29,627	—	(128,297)	—

Net earnings (including net earnings attributable to noncontrolling interests)	61,921	98,670	54,779	(128,297)	87,073
Less: Net earnings attributable to noncontrolling interests	—	—	25,152	—	25,152

Net earnings attributable to Lennar	$61,921	98,670	29,627	(128,297)	61,921

(18) Supplemental Financial Information – (Continued)

Condensed Consolidating Statement of Operations

Nine Months Ended August 31, 2010

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Lennar Homebuilding	$—	1,903,889	40,364	—	1,944,253
Lennar Financial Services	—	113,845	127,103	(44,221)	196,727
Rialto Investments	2,990	—	69,928	—	72,918

Total revenues	2,990	2,017,734	237,395	(44,221)	2,213,898

Cost and expenses:
Lennar Homebuilding	—	1,763,857	62,997	(4,538)	1,822,316
Lennar Financial Services	—	111,956	101,241	(36,035)	177,162
Rialto Investments	15,519	—	31,554	—	47,073
Corporate general and administrative	65,117	—	—	3,751	68,868

Total costs and expenses	80,636	1,875,813	195,792	(36,822)	2,115,419

Lennar Homebuilding equity in loss from unconsolidated entities	—	(9,084)	(226)	—	(9,310)
Lennar Homebuilding other income, net	28,391	14,302	—	(28,419)	14,274
Other interest expense	(35,818)	(53,849)	—	35,818	(53,849)
Rialto Investments equity in earnings from unconsolidated entities	6,350	—	—	—	6,350

Earnings (loss) before income taxes	(78,723)	93,290	41,377	—	55,944
Benefit (provision) for income taxes	48,852	(23,418)	(3,437)	—	21,997
Equity in earnings from subsidiaries	93,102	23,230	—	(116,332)	—

Net earnings (including net earnings attributable to noncontrolling interests)	63,231	93,102	37,940	(116,332)	77,941
Less: Net earnings attributable to noncontrolling interests	—	—	14,710	—	14,710

Net earnings attributable to Lennar	$63,231	93,102	23,230	(116,332)	63,231

(18) Supplemental Financial Information – (Continued)

Condensed Consolidating Statement of Cash Flows

Nine Months Ended August 31, 2011

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net earnings (including net earnings attributable to noncontrolling interests)	$61,921	98,670	54,779	(128,297)	87,073
Adjustments to reconcile net earnings (including net earnings attributable to noncontrolling interests) to net cash provided by (used in) operating activities	34,414	(362,442)	(2,925)	128,297	(202,656)

Net cash provided by (used in) operating activities	96,335	(263,772)	51,854	—	(115,583)

Cash flows from investing activities:
Investments in and contributions to Lennar Homebuilding unconsolidated entities, net	—	(60,027)	(4,158)	—	(64,185)
Investments in and contributions to Rialto Investments unconsolidated entities, net	—	—	(64,360)	—	(64,360)
Increase in Rialto Investments defeasance cash to retire notes payable	—	—	(88,358)	—	(88,358)
Receipts of principal payments on Rialto Investments loans receivable	—	—	52,849	—	52,849
Proceeds from sales of Rialto Investments real estate owned	—	—	55,283	—	55,283
Other	(8)	(44,063)	(8,787)	—	(52,858)

Net cash used in investing activities	(8)	(104,090)	(57,531)	—	(161,629)

Cash flows from financing activities:
Net repayments under Lennar Financial Services debt	—	(15)	(56,298)	—	(56,313)
Net repayments on other borrowings	—	(43,450)	(38,056)	—	(81,506)
Exercise of land option contracts from an unconsolidated land investment venture	—	(33,827)	—	—	(33,827)
Net payments related to noncontrolling interests	—	—	(1,322)	—	(1,322)
Excess tax benefits from share-based awards	283	—	—	—	283
Common stock:
Issuances	5,547	—	—	—	5,547
Repurchases	(29)	—	—	—	(29)
Dividends	(22,425)	—	—	—	(22,425)
Intercompany	(488,655)	408,663	79,992	—	—

Net cash (used in) provided by financing activities	(505,279)	331,371	(15,684)	—	(189,592)

Net decrease in cash and cash equivalents	(408,952)	(36,491)	(21,361)	—	(466,804)
Cash and cash equivalents at beginning of period	1,071,542	179,215	143,378	—	1,394,135

Cash and cash equivalents at end of period	$662,590	142,724	122,017	—	927,331

(18) Supplemental Financial Information – (Continued)

Condensed Consolidating Statement of Cash Flows

Nine Months Ended August 31, 2010

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net earnings (including net earnings attributable to noncontrolling interests)	$63,231	93,102	37,940	(116,332)	77,941
Adjustments to reconcile net earnings (including net earnings attributable to noncontrolling interests) to net cash provided by (used in) operating activities	339,037	(308,908)	(35,315)	116,332	111,146

Net cash provided by (used in) operating activities	402,268	(215,806)	2,625	—	189,087

Cash flows from investing activities:
Increase in restricted cash related to cash collateralized letters of credit	(121,976)	—	—	—	(121,976)
Investments in and contributions to Lennar Homebuilding unconsolidated entities, net	—	(140,434)	(2,239)	—	(142,673)
Investments in and contributions to Rialto Investments unconsolidated entities	(64,310)	—	—	—	(64,310)
Investments in and contributions to Rialto Investments consolidated entities (net of $93.3 million cash and cash equivalents consolidated)	(265,059)	—	93,281	—	(171,778)
Increase in Rialto Investments defeasance cash to retire notes payable	—	—	(62,855)	—	(62,855)
Receipts of principal payments on Rialto Investments loans receivable	—	—	10,430	—	10,430
Other	(959)	(2,268)	(771)	—	(3,998)

Net cash (used in) provided by investing activities	(452,304)	(142,702)	37,846	—	(557,160)

Cash flows from financing activities:
Net repayments under Lennar Financial Services debt	—	(21)	(14,330)	—	(14,351)
Net proceeds from convertible and senior notes	515,038	—	—	—	515,038
Partial redemption of senior notes	(375,421)	—	—	—	(375,421)
Net repayments on other borrowings	—	(76,937)	(50,317)	—	(127,254)
Exercise of land option contracts from an unconsolidated land investment venture	—	(35,784)	—	—	(35,784)
Net receipts related to noncontrolling interests	—	—	8,157	—	8,157
Common stock:
Issuances	1,769	—	—	—	1,769
Repurchases	(1,806)	—	—	—	(1,806)
Dividends	(22,179)	—	—	—	(22,179)
Intercompany	(551,152)	452,631	98,521	—	—

Net cash (used in) provided by financing activities	(433,751)	339,889	42,031	—	(51,831)

Net (decrease) increase in cash and cash equivalents	(483,787)	(18,619)	82,502	—	(419,904)
Cash and cash equivalents at beginning of period	1,223,169	154,313	79,956	—	1,457,438

Cash and cash equivalents at end of period	$739,382	135,694	162,458	—	1,037,534

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Outlook

Despite operating in challenging economic conditions, we reported diluted earnings per share of $0.11 during the third quarter of 2011, making this our sixth consecutive quarter of profitability. We generated profits in all of our business segments. We have seen demand for home purchases slowly return to the marketplace driven by low home prices and all-time low interest rates. However, demand has been limited by tight and tightening credit standards, high unemployment and low overall consumer confidence, which continue to weigh heavily on the purchase of new homes.

Our new orders during the third quarter of 2011 were up 11% year over year, representing the first quarterly increase in over 5 years, excluding the first half of 2010, which had a positive impact from the Federal homebuyer tax credit. Given that the Federal homebuyer tax credit was eliminated in May 2010, if our current sales pace continues, we expect to experience favorable year over year comparisons in the fourth quarter.

We have remained focused on improving our core homebuilding business. We benefitted greatly from our strategic capital investments in new high margin communities, which are producing higher gross margin percentages than our other communities. Our intense focus on efficient business practice through our Everything’s Included program, product re-engineering and SG&A reduction all contributed to a profitable third quarter.

In addition, our Rialto segment continued to be profitable generating $11.7 million of profits this quarter (which included $6.1 million of net earnings attributable to noncontrolling interests), despite taking a $10.1 million mark-to-market charge in our PPIP investment. While we expect the Rialto segment to continue to generate profits going forward, there could be volatility in Rialto’s future earnings depending on the segment’s transactions and earnings from additional investments.

Our Lennar Financial Services segment had operating earnings of $8.0 million in the third quarter of 2011, compared to $6.8 million in the same period last year. The efficiencies that we have achieved in this segment position us well for profitability if we maintain or increase the level of transactions.

Our strong balance sheet and liquidity will allow us to continue to purchase new strategic land that we believe will yield high margins for our homebuilding operations or distressed opportunities for our Rialto operations. Given current market conditions, we believe that our company is well positioned to be profitable in the fourth quarter and for the year.

(1) Results of Operations

Overview

We historically have experienced, and expect to continue to experience, variability in quarterly results. Our results of operations for the three and nine months ended August 31, 2011 are not necessarily indicative of the results to be expected for the full year.

The net earnings attributable to Lennar were $20.7 million, or $0.11 per basic and diluted share, in the third quarter of 2011, compared to $30.0 million, or $0.16 per basic and diluted share, in the third quarter of 2010. Net earnings attributable to Lennar was $61.9 million, or $0.33 per basic and diluted share, in the nine months ended August 31, 2011, compared to $63.2 million, or $0.34 per basic and diluted share, in the nine months ended August 31, 2010. The decrease in operating results year over year for the three months ended August 31, 2011, was a result of a decrease in Lennar Homebuilding equity in earnings (loss) from unconsolidated entities and an increase in other interest expense, partially offset by an increase in Lennar Homebuilding other income, net. In addition, there was an increase in Lennar Financial Services operating earnings due to cost savings initiatives implemented in its title operations, partially offset by a decrease in Rialto Investments operating earnings primarily due to a decrease in Rialto Investments equity in earnings (loss) from unconsolidated entities.

The decrease in operating results year over year for the nine months ended August 31, 2011 was the result of decreased home sales revenue from a decrease in new home deliveries, an increase in other interest expense and a decrease in Lennar Financial Services operating earnings due to decreased volume in its mortgage operations, partially offset by an increase in Lennar Homebuilding other income, net and an increase in Rialto Investments operating results from an increase in revenues as well as gains from acquisitions of real estate through foreclosure.

Financial information relating to our operations was as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
(In thousands)	2011	2010	2011	2010
Lennar Homebuilding revenues:
Sales of homes	$700,611	697,413	1,808,262	1,905,519
Sales of land	11,143	20,736	32,677	38,734

Total Lennar Homebuilding revenues	711,754	718,149	1,840,939	1,944,253

Lennar Homebuilding costs and expenses:
Cost of homes sold	553,027	549,994	1,443,262	1,516,313
Cost of land sold	9,603	16,452	25,785	31,090
Selling, general and administrative	100,279	97,216	272,336	274,913

Total Lennar Homebuilding costs and expenses	662,909	663,662	1,741,383	1,822,316

Lennar Homebuilding operating margins	48,845	54,487	99,556	121,937
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities	(4,552)	986	6,526	(9,310)
Lennar Homebuilding other income, net	6,940	324	46,411	14,274
Other interest expense	(24,107)	(17,668)	(68,654)	(53,849)

Lennar Homebuilding operating earnings	$27,126	38,129	83,839	73,052

Lennar Financial Services revenues	$66,374	68,826	183,509	196,727
Lennar Financial Services costs and expenses	58,386	62,013	171,843	177,162

Lennar Financial Services operating earnings	$7,988	6,813	11,666	19,565

Rialto Investments revenues	$42,065	38,000	118,283	72,918
Rialto Investments costs and expenses	33,562	26,156	94,184	47,073
Rialto Investments equity in earnings (loss) from unconsolidated entities	(6,505)	6,643	(4,953)	6,350
Rialto Investments other income, net	9,743	—	38,275	—

Rialto Investments operating earnings	$11,741	18,487	57,421	32,195

Total operating earnings	$46,855	63,429	152,926	124,812
Corporate general administrative expenses	22,776	23,994	66,726	68,868

Earnings before income taxes	$24,079	39,435	86,200	55,944

Three Months Ended August 31, 2011 versus Three Months Ended August 31, 2010

Revenues from home sales in the third quarter of 2011 were $700.6 million, compared to $697.4 million in the third quarter of 2010. There was a 3% increase in the average sales price of homes delivered, offset by a 3% decrease in the number of home deliveries, excluding unconsolidated entities. New home deliveries, excluding unconsolidated entities, decreased to 2,832 homes in the third quarter of 2011 from 2,909 homes last year. The decrease in home deliveries was primarily in our Homebuilding East and West segments as a result of the absence of the Federal homebuyer tax credit, partially offset by an increase in home deliveries in Homebuilding Other. The average sales price of homes delivered increased to $247,000 in the third quarter of 2011 from $240,000 in the same period last year, primarily in all of our Homebuilding segments, except for our Homebuilding West segment and Homebuilding Other. The increase in the average sales price of homes delivered was primarily due to a higher percentage of home deliveries in higher priced communities. The average sales price of homes delivered, excluding unconsolidated entities, decreased in our Homebuilding West segment and Homebuilding Other due to a shift to smaller square footage homes generating a lower average sales price. Sales incentives offered to homebuyers were $33,600 per home delivered in the third quarter of 2011, or 12.0% as a percentage of home sales revenue, compared to $33,900 per home delivered in the second quarter of 2011, or 12.1% as a percentage of home sales revenue, and $30,600 per home delivered in the third quarter of 2010, or 11.3% as a percentage of home sales revenue. Currently, our biggest competition is from the sales of existing and foreclosed homes. We differentiate our new homes from those homes by issuing a new home warranty, and in certain markets emphasizing energy efficiency and new technology such as keyless door locks and remote control lighting and thermostats from outside the home.

Gross margins on home sales were $147.6 million, or 21.1%, in the third quarter of 2011, which included an $8.2 million, or 120 basis point, benefit related to changes in the Company’s cost-to-complete estimates for homebuilding communities in the close-out phase. This benefit primarily impacted the Company’s Homebuilding West segment and was offset by $9.7 million of valuation adjustments that negatively impacted the gross margin percentage by 130 basis points. In the third quarter of 2010, gross margins on home sales were $147.4 million, or 21.1%, which included third-party recoveries related to Chinese drywall, offset by valuation adjustments, which resulted in a net 80 basis points benefit to the gross margin percentage.

Gross profits on land sales totaled $1.5 million in the third quarter of 2011, compared to $4.3 million in the third quarter of 2010.

Selling, general and administrative expenses were $100.3 million and $97.2 million, respectively, in the third quarter of 2011 and 2010. Selling, general and administrative expenses as a percentage of revenues from home sales was 14.3% in the third quarter of 2011, compared to 14.9% in the second quarter of 2011 and 13.9% in the third quarter of 2010.

Lennar Homebuilding equity in earnings (loss) from unconsolidated entities was ($4.6) million in the third quarter of 2011, primarily related to operating losses of Lennar Homebuilding unconsolidated entities, compared to Lennar Homebuilding equity in earnings (loss) from unconsolidated entities of $1.0 million in the third quarter of 2010.

Lennar Homebuilding other income, net, totaled $6.9 million in the third quarter of 2011, net of $2.1 million of valuation adjustments to our investments in unconsolidated entities. Lennar Homebuilding other income, net, totaled $0.3 million in the third quarter of 2010, net of a $9.2 million accrual established by us to cover claims arising under obligation guarantees.

Homebuilding interest expense was $42.4 million in the third quarter of 2011 ($17.8 million was included in cost of homes sold, $0.5 million in cost of land sold and $24.1 million in other interest expense), compared to $36.7 million in the third quarter of 2010 ($18.1 million was included in cost of homes sold, $0.9 million in cost of land sold and $17.7 million in other interest expense). Interest expense increased primarily due to an increase in our outstanding debt compared to the same period last year.

Operating earnings for our Lennar Financial Services segment was $8.0 million in the third quarter of 2011, compared to operating earnings of $6.8 million in the same period last year. The increase in profitability was primarily due to cost saving initiatives successfully implemented in its title operations.

In the third quarter of 2011, operating earnings for our Rialto Investments segment were $11.7 million (which included $6.1 million of net earnings attributable to noncontrolling interests), compared to operating earnings of $18.5 million (which included $10.8 million of net earnings attributable to noncontrolling interests) in the same period last year. In the third quarter of 2011, revenues in this segment were $42.1 million, which consisted primarily of interest income associated with the segment’s portfolio of real estate loans and fees for managing and servicing assets on the behalf of others, compared to revenues of $38.0 million in the same period last year, which was almost exclusively interest income. In the third quarter of 2011, Rialto Investments other income, net, was $9.7 million, which consisted primarily of gains from acquisition of real estate owned through foreclosure, as well as gains from real estate sales, partially offset by expenses related to owning and maintaining those assets.

The segment also had equity in earnings (loss) from unconsolidated entities of ($6.5) million in the third quarter of 2011, consisting primarily of $10.1 million of unrealized losses related to our share of the mark-to-market adjustments of the investment portfolio underlying the AllianceBernstein L.P. (“AB”) fund formed under the Federal government’s Public-Private Investment Program (“PPIP”), partially offset by interest income earned by the AB PPIP fund and equity in earnings related to the Rialto Investments Real Estate Fund. This compares to equity in earnings (loss) from unconsolidated entities of $6.6 million in the same period last year, which included $4.7 million of unrealized gains related to our share of the mark-to-market adjustments of AB PPIP investments. In the third quarter of 2011, expenses in this segment were $33.6 million, which consisted primarily of costs related to its portfolio operations, management of investments for others, due diligence expenses related to both completed and abandoned transactions, and other general and administrative expenses, compared to expenses of $26.2 million in the same period last year.

Corporate general and administrative expenses were $22.8 million, or 2.8% as a percentage of total revenues, in the third quarter of 2011, compared to $24.0 million, or 2.9% as a percentage of total revenues, in the third quarter of 2010.

Net earnings attributable to noncontrolling interests were $2.8 million and $8.8 million, respectively, in the third quarter of 2011 and 2010. Net earnings attributable to noncontrolling interests during both the third quarter of 2011 and 2010 were primarily related to net earnings attributable to the FDIC’s interest in the portfolio of real estate loans we acquired in partnership with the FDIC, partially offset by net loss attributable to noncontrolling interests related to our Lennar Homebuilding operations.

A reduction of the carrying amounts of deferred tax assets by a valuation allowance is required if, based on available evidence, it is more likely than not that such assets will not be realized. Based upon an evaluation of all available evidence, during the three months ended August 31, 2011, we recorded a reversal of the deferred tax asset valuation allowance of $5.9 million, primarily due to the net earnings generated during the period.

Our overall effective income tax rates were 2.72% and 1.98%, respectively, for the three months ended August 31, 2011 and 2010. The change in the effective tax rate, compared to same period during 2010, resulted primarily from interest accrued for income taxes during the three months ended August 31, 2011.

Nine Months Ended August 31, 2011 versus Nine Months Ended August 31, 2010

Revenues from home sales decreased 5% in the nine months ended August 31, 2011 to $1.8 billion from $1.9 billion in 2010. Revenues were lower primarily due to a 5% decrease in the number of home deliveries, excluding unconsolidated entities. New home deliveries, excluding unconsolidated entities, decreased to 7,387 homes in the nine months ended August 31, 2011 from 7,799 homes last year. Due to the absence of the Federal homebuyer tax credit in the current period, there was a decrease in home deliveries in Homebuilding Other and all of our Homebuilding segments except for our Homebuilding East segment. The increase in home deliveries in our Homebuilding East segment was primarily as a result of an increase in home deliveries from communities acquired in prior to fiscal 2011 that had sales but no deliveries during the nine months ended August 31, 2010. The average sales price of homes delivered, excluding unconsolidated entities, for both the nine months ended August 31, 2011 and 2010 was $245,000. Sales incentives offered to homebuyers were $33,600 per home delivered in the nine months ended August 31, 2011, or 12.1% as a percentage of home sales revenue, compared to $32,500 per home delivered in the same period last year, or 11.7% as a percentage of home sales revenue. Currently, our biggest competition is from the sales of existing and foreclosed homes. We differentiate our new homes from those homes by issuing a new home warranty, and in certain markets emphasizing energy efficiency and new technology such as keyless door locks and remote control lighting and thermostats from outside the home

Gross margins on home sales were $365.0 million, or 20.2%, in the nine months ended August 31, 2011, compared to gross margins on home sales of $389.2 million, or 20.4%, in the nine months ended August 31, 2010. Gross margin percentage on home sales decreased slightly compared to last year primarily due to increased sales incentives offered to homebuyers as a percentage of revenues from home sales.

Gross profits on land sales totaled $6.9 million in the nine months ended August 31, 2011, compared to gross profits on land sales of $7.6 million in the nine months ended August 31, 2010.

Selling, general and administrative expenses were $272.3 million in the nine months ended August 31, 2011, which included $8.1 million related to expenses associated with remedying pre-existing liabilities of a previously acquired company, offset by $8.0 million related to the receipt of a settlement discussed below. Selling, general and administrative expenses were $274.9 million in the nine months ended August 31, 2010. Selling, general and administrative expenses as a percentage of revenues from home sales increased to 15.1% in the nine months ended August 31, 2011, from 14.4% in 2010, primarily due to lower revenues.

Lennar Homebuilding equity in earnings (loss) from unconsolidated entities was $6.5 million in the nine months ended August 31, 2011, which included our share of a gain on debt extinguishment at one of Lennar Homebuilding’s unconsolidated entities totaling $15.4 million, partially offset by our share of operating losses of Lennar Homebuilding unconsolidated entities, which included $5.2 million of valuation adjustments related to assets of Lennar Homebuilding’s unconsolidated entities. In the nine months ended August 31, 2010, Lennar Homebuilding equity in earnings (loss) from unconsolidated entities was ($9.3) million, which included $10.5 million of valuation adjustments related to assets of Lennar Homebuilding unconsolidated entities, partially offset by a net pre-tax gain of $7.7 million as a result of a transaction by one of Lennar Homebuilding’s unconsolidated entities.

Lennar Homebuilding other income, net, totaled $46.4 million in the nine months ended August 31, 2011, which included $29.5 million related to the receipt of a settlement. The parties to certain litigation in which we were the plaintiff entered into a settlement agreement in which they agreed we may make the following statement: “Lennar recently settled litigation against a third party in connection with Lennar’s ongoing dispute with Nicolas Marsch, III and his affiliates. As a result of the settlement, the third party paid Lennar total cash consideration of $37.5 million and that the terms are confidential.” Lennar Homebuilding other income, net, in the nine months ended August 31, 2011 also included $5.1 million related to the favorable resolution of a joint venture and the recognition of $10.0 million of deferred management fees related to management services previously performed for one of Lennar Homebuilding’s unconsolidated entities. In addition, in the nine months ended August 31, 2011, Lennar Homebuilding other income, net, included $15.3 million of valuation adjustments to our investments in Lennar Homebuilding’s unconsolidated entities and write-offs of other assets. In the nine months ended August 31, 2010, Lennar Homebuilding other income, net, was $14.3 million, which included a $19.4 million pre-tax gain on the extinguishment of other debt and other income, partially offset by a pre-tax loss of $10.8 million related to the repurchase of senior notes through a tender offer.

Homebuilding interest expense was $119.7 million in the nine months ended August 31, 2011 ($49.8 million was included in cost of homes sold, $1.2 million in cost of land sold and $68.7 million in other interest expense), compared to $107.0 million in the nine months ended August 31, 2010 ($51.8 million was included in cost of homes sold, $1.4 million in cost of land sold and $53.8 million in other interest expense). Interest expense increased due to an increase in our outstanding debt compared to the same period last year.

Operating earnings for our Lennar Financial Services segment were $11.7 million in the nine months ended August 31, 2011, compared to operating earnings of $19.6 million in the same period last year. The decrease in profitability was due primarily to decreased volume in the segment’s mortgage operations. In addition, in the nine months ended August 31, 2010, our Lennar Financial Services segment received $5.1 million of proceeds from the previous sale of a cable system.

In the nine months ended August 31, 2011, operating earnings for our Rialto Investments segment were $57.4 million (which included $30.9 million of net earnings attributable to noncontrolling interests), compared to operating earnings of $32.2 million (which included $20.4 million of net earnings attributable to noncontrolling interests) in the same period last year. In the nine months ended August 31, 2011, revenues in this segment were $118.3 million, which consisted primarily of interest income associated with the segment’s portfolio of real estate loans and fees for managing and servicing assets on the behalf of others, compared to revenues of $72.9 million in the same period last year. In the nine months ended August 31, 2011, Rialto Investments other income, net, was $38.3 million, which consisted primarily of gains from acquisition of real estate owned through foreclosure, as well as gains from real estate sales, partially offset by expenses related to owning and maintaining those assets, and a $4.7 million gain on the sale of investment securities.

The segment also had equity in earnings (loss) from unconsolidated entities of ($5.0) million in the nine months ended August 31, 2011, consisting primarily of $13.8 million of unrealized losses related to our share of the mark-to-market adjustments of the investment portfolio underlying the AB PPIP fund, partially offset by interest income earned by the AB PPIP fund and equity in earnings related to the Rialto Investments Real Estate Fund. This compares to equity in earnings (loss) from unconsolidated entities of $6.4 million in the same period last year, which included $4.6 million of unrealized gains related to our share of the mark-to-market adjustments of AB PPIP investments. In the nine months ended August 31, 2011, expenses in this segment were $94.2 million, which consisted primarily of costs related to its portfolio operations, management of investments for others, due diligence expenses related to both completed and abandoned transactions, and other general and administrative expenses, compared to expenses of $47.1 million in the same period last year.

Corporate general and administrative expenses were $66.7 million, or 3.1% as a percentage of total revenues, in the nine months ended August 31, 2011, compared to $68.9 million, or 3.1% as a percentage of total revenues, in the nine months ended August 31, 2010.

Net earnings attributable to noncontrolling interests were $25.2 million and $14.7 million, respectively, in the nine months ended August 31, 2011 and 2010. Net earnings attributable to noncontrolling interests during both the nine months ended August 31, 2011 and 2010 were primarily related to the FDIC’s interest in the portfolio of real estate loans that we acquired in partnership with the FDIC.

Based upon an evaluation of all available evidence, during the nine months ended August 31, 2011, we recorded a reversal of the deferred tax asset valuation allowance of $16.7 million, primarily due to the net earnings generated during the period. At August 31, 2011, the deferred tax asset valuation allowance was $592.8 million.

Our overall effective income tax rates were (1.43%) and (53.35%), respectively, for the nine months ended August 31, 2011 and 2010. The change in the effective tax rate, compared to the same period in 2010, resulted primarily from interest accrued for income taxes and various income tax benefits recorded in the nine months ended August 31, 2011, while in the same period last year there was a reversal of gross unrecognized tax benefits as a result of the resolution of an issue raised by the IRS that certain compensation was not deductible, and the settlement of certain state tax nexus issues.

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

At August 31, 2011, our reportable homebuilding segments and Homebuilding Other consisted of homebuilding divisions located in:

East: Florida, Maryland, New Jersey and Virginia

Central: Arizona, Colorado and Texas (1)

West: California and Nevada

Houston: Houston, Texas

Other: Georgia, Illinois, Minnesota, North Carolina and South Carolina

(1)	Texas in the Central reportable segment excludes Houston, Texas, which is its own reportable segment.

The following tables set forth selected financial and operational information related to our homebuilding operations for the periods indicated:

Selected Financial and Operational Data

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2011	2010	2011	2010
Revenues:
East:
Sales of homes	$265,124	253,628	717,418	611,422
Sales of land	1,185	3,553	5,960	11,706

Total East	266,309	257,181	723,378	623,128

Central:
Sales of homes	99,635	95,837	255,254	261,697
Sales of land	1,516	6,471	5,058	8,565

Total Central	101,151	102,308	260,312	270,262

West:
Sales of homes	143,168	164,957	359,093	505,100
Sales of land	1,730	8,968	3,084	12,409

Total West	144,898	173,925	362,177	517,509

Houston:
Sales of homes	90,310	89,905	215,539	264,675
Sales of land	5,755	1,744	15,365	6,054

Total Houston	96,065	91,649	230,904	270,729

Other
Sales of homes	102,374	93,086	260,958	262,625
Sales of land	957	—	3,210	—

Total Other	103,331	93,086	264,168	262,625

Total homebuilding revenues	$711,754	718,149	1,840,939	1,944,253

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2011	2010	2011	2010
Operating earnings (loss):
East:
Sales of homes	$30,973	51,362	84,010	90,061
Sales of land	160	1,087	513	3,391
Equity in loss from unconsolidated entities	(420)	(32)	(1,355)	(585)
Other income, net (1)	4,476	2,167	4,741	10,226
Other interest expense	(7,910)	(5,200)	(20,219)	(17,451)

Total East	27,279	49,384	67,690	85,642

Central:
Sales of homes (2)	(1,934)	(1,772)	(13,814)	(1,632)
Sales of land	(61)	489	1,639	(357)
Equity in loss from unconsolidated entities	(172)	(3,712)	(709)	(4,510)
Other expense, net	(407)	(201)	(267)	(1,612)
Other interest expense	(3,830)	(3,054)	(11,727)	(7,842)

Total Central	(6,404)	(8,250)	(24,878)	(15,953)

West:
Sales of homes (2)	4,782	(5,294)	1,423	1,730
Sales of land	56	2,397	276	3,163
Equity in earnings (loss) from unconsolidated entities (3)	(3,853)	4,787	11,358	(4,693)
Other income (expense), net (4)	2,783	(6,076)	47,478	2,541
Other interest expense	(8,225)	(6,454)	(24,502)	(19,609)

Total West	(4,457)	(10,640)	36,033	(16,868)

Houston:
Sales of homes	6,767	5,420	9,162	19,441
Sales of land	1,284	311	3,367	1,447
Equity in earnings from unconsolidated entities	—	95	65	360
Other income, net	317	243	914	951
Other interest expense	(1,163)	(756)	(3,378)	(2,245)

Total Houston	7,205	5,313	10,130	19,954

Other
Sales of homes	6,717	487	11,883	4,693
Sales of land	101	—	1,097	—
Equity in earnings (loss) from unconsolidated entities	(107)	(152)	(2,833)	118
Other income (expense), net	(229)	4,191	(6,455)	2,168
Other interest expense	(2,979)	(2,204)	(8,828)	(6,702)

Total Other	3,503	2,322	(5,136)	277

Total homebuilding operating earnings	$27,126	38,129	83,839	73,052

(1)	Other income, net, for the nine months ended August 31, 2011 includes $5.1 million of income related to the favorable resolution of a joint venture.
(2)	Sales of homes in our Homebuilding Central segment for the three and nine months ended August 31, 2011 were impacted by $0.5 million and $8.1 million, respectively, of expenses associated with remedying pre-existing liabilities of a previously acquired company. Sales of homes in our Homebuilding West segment for both the three and nine months ended August 31, 2011 included an $8.1 million benefit related to changes in our cost-to-complete estimates for homebuilding communities in the close-out phase. In addition, sales of homes in our Homebuilding West segment for the nine months ended August 31, 2011 included $8.0 million related to the receipt of a litigation settlement discussed previously in the Overview section.
(3)	Equity in earnings (loss) from unconsolidated entities for the nine months ended August 31, 2011 includes our $15.4 million share of a gain on debt extinguishment at one of our Lennar Homebuilding unconsolidated entities.
(4)	Other income (expense), net, for the nine months ended August 31, 2011 includes $29.5 million related to the receipt of a litigation settlement discussed previously in the Overview section and the recognition of $10.0 million of deferred management fees related to management services previously performed by us for one of our Lennar Homebuilding unconsolidated entities.

Summary of Homebuilding Data

Deliveries:

	Three Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	August 31, 2011	August 31, 2010	August 31, 2011	August 31, 2010	August 31, 2011	August 31, 2010
East	1,136	1,193	$265,123	253,628	$233,000	213,000
Central	446	439	99,635	95,837	223,000	218,000
West	506	573	164,856	187,019	326,000	326,000
Houston	395	406	90,310	89,905	229,000	221,000
Other	382	339	102,374	93,086	268,000	275,000

Total	2,865	2,950	$722,298	719,475	$252,000	244,000

Of the total homes delivered listed above, 33 homes with a dollar value of $21.7 million and an average sales price of $657,000 represent deliveries from unconsolidated entities for the three months ended August 31, 2011, compared to 41 home deliveries with a dollar value of $22.1 million and an average sales price of $538,000 for the three months ended August 31, 2010.

	Nine Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	August 31, 2011	August 31, 2010	August 31, 2011	August 31, 2010	August 31, 2011	August 31, 2010
East	3,097	2,793	$717,417	611,422	$232,000	219,000
Central	1,187	1,260	255,254	261,697	215,000	208,000
West	1,266	1,589	416,020	548,240	329,000	345,000
Houston	945	1,217	215,539	264,675	228,000	217,000
Other	975	1,007	260,958	262,625	268,000	261,000

Total	7,470	7,866	$1,865,188	1,948,659	$250,000	248,000

Of the total homes delivered listed above, 83 homes with a dollar value of $56.9 million and an average sales price of $686,000 represent deliveries from unconsolidated entities for the nine months ended August 31, 2011, compared to 67 home deliveries with a dollar value of $43.1 million and an average sales price of $644,000 for the nine months ended August 31, 2010.

Sales Incentives (1):

	Three Months Ended
	Sales Incentives (In thousands)		Average Sales Incentives Per Home Delivered		Sales Incentives as a % of Revenue
	August 31, 2011	August 31, 2010	August 31, 2011	August 31, 2010	August 31, 2011	August 31, 2010
East	$39,064	32,393	$34,400	27,200	12.9%	11.3%
Central	14,197	13,461	31,800	30,700	12.5%	12.3%
West	15,751	16,693	33,300	31,400	9.9%	9.2%
Houston	14,701	16,145	37,200	39,800	14.0%	15.2%
Other	11,375	10,437	29,800	30,800	10.0%	10.1%

Total	$95,088	89,129	$33,600	30,600	12.0%	11.3%

	Nine Months Ended
	Sales Incentives (In thousands)		Average Sales Incentives Per Home Delivered		Sales Incentives as a % of Revenue
	August 31, 2011	August 31, 2010	August 31, 2011	August 31, 2010	August 31, 2011	August 31, 2010
East	$103,981	85,034	$33,600	30,400	12.7%	12.2%
Central	37,042	40,221	31,200	31,900	12.7%	13.3%
West	37,389	50,404	31,600	33,100	9.4%	9.1%
Houston	36,925	45,733	39,100	37,600	14.6%	14.7%
Other	32,553	31,825	33,400	31,600	11.1%	10.8%

Total	$247,890	253,217	$33,600	32,500	12.1%	11.7%

(1)	Sales incentives relate to home deliveries during the period, excluding deliveries by unconsolidated entities.

New Orders (2):

	Three Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	August 31,	August 31,	August 31,	August 31,	August 31,	August 31,
	2011	2010	2011	2010	2011	2010
East	1,108	1,036	$255,323	232,563	$230,000	224,000
Central	460	441	100,972	93,612	220,000	212,000
West	521	476	170,096	149,708	326,000	315,000
Houston	418	372	94,669	81,288	226,000	219,000
Other	407	299	110,293	77,254	271,000	258,000

Total	2,914	2,624	$731,353	634,425	$251,000	242,000

Of the total new orders listed above, 30 homes with a dollar value of $19.8 million and an average sales price of $661,000 represent new orders from unconsolidated entities for the three months ended August 31, 2011, compared to 20 new orders with a dollar value of $11.1 million and an average sales price of $554,000 for the three months ended August 31, 2010.

	Nine Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	August 31,	August 31,	August 31,	August 31,	August 31,	August 31,
	2011	2010	2011	2010	2011	2010
East	3,377	3,259	$782,550	720,024	$232,000	221,000
Central	1,314	1,344	282,846	280,430	215,000	209,000
West	1,439	1,528	476,253	505,936	331,000	331,000
Houston	1,103	1,244	248,371	271,233	225,000	218,000
Other	1,152	1,033	309,724	263,470	269,000	255,000

Total	8,385	8,408	$2,099,744	2,041,093	$250,000	243,000

Of the total new orders listed above, 86 homes with a dollar value of $58.3 million and an average sales price of $678,000 represent new orders from unconsolidated entities for the nine months ended August 31, 2011, compared to 66 new orders with a dollar value of $41.7 million and an average sales price of $631,000 for the nine months ended August 31, 2010.

(2)	New orders represent the number of new sales contracts executed with homebuyers, net of cancellations, during the three and nine months ended August 31, 2011 and 2010.

Backlog:

	Homes		Dollar Value (In thousands)		Average Sales Price
	August 31,	August 31,	August 31,	August 31,	August 31,	August 31,
	2011	2010	2011	2010	2011	2010
East	1,037	1,148	$256,946	285,074	$248,000	248,000
Central	381	251	80,736	54,509	212,000	217,000
West	352	275	117,453	102,159	334,000	371,000
Houston	403	276	91,615	67,252	227,000	244,000
Other	346	223	96,088	60,303	278,000	270,000

Total	2,519	2,173	$642,838	569,297	$255,000	262,000

Of the total homes in backlog listed above, 6 homes with a backlog dollar value of $3.6 million and an average sales price of $592,000 represent the backlog from unconsolidated entities at August 31, 2011, compared with backlog from unconsolidated entities of 8 homes with a backlog dollar value of $5.8 million and an average sales price of $721,000 at August 31, 2010.

Backlog represents the number of homes under sales contracts. Homes are sold using sales contracts, which are generally accompanied by sales deposits. In some instances, purchasers are permitted to cancel sales if they fail to qualify for financing or under certain other circumstances. The cancellation rates for the three and nine months ended August 31, 2011 were within a range that is consistent with historical cancellation rates. We experienced cancellation rates in our homebuilding segments and Homebuilding Other as follows:

	Three Months Ended		Nine Months Ended
	August 31,	August 31,	August 31,	August 31,
	2011	2010	2011	2010
East	19%	18%	17%	14%
Central	24%	15%	21%	16%
West	22%	17%	19%	18%
Houston	19%	22%	20%	18%
Other	16%	21%	13%	17%

Total	20%	18%	18%	16%

Three Months Ended August 31, 2011 versus Three Months Ended August 31, 2010

Homebuilding East: Homebuilding revenues increased for the three months ended August 31, 2011, compared to the three months ended August 31, 2010, primarily due to an increase in the average sales price of homes delivered in all states of the segment as a result of closing out lower price point communities in the beginning of fiscal 2011 and introducing new communities at a higher price point during the year. Gross margins on home sales were $64.5 million, or 24.3%, for the three months ended August 31, 2011, compared to gross margins on home sales of $78.5 million, or 30.9%, for the three months ended August 31, 2010. Gross margin percentage on homes sales decreased compared to last year primarily due to an increase in sales incentives offered to homebuyers as a percentage of revenues from home sales (12.9% in 2011, compared to 11.3% in 2010) and because gross margins on home sales for the three months ended August 31, 2010 included third-party recoveries related to Chinese drywall.

Homebuilding Central: Homebuilding revenues increased for the three months ended August 31, 2011, compared to the three months ended August 31, 2010, primarily due to an increase in the number of home deliveries in Colorado and an increase in the average sales price of homes delivered in Texas, excluding Houston. The increase in the number of home deliveries in Colorado was primarily due to a 57% increase in active community count. The increase in the average sales price of homes delivered in Texas, excluding Houston, was due to the introduction of new higher-end homes at a higher average sales price. Gross margins on home sales were $11.5 million, or 11.6%, for three months ended August 31, 2011, compared to gross margins on home sales of $11.5 million, or 12.0%, for three months ended August 31, 2010. Gross margin percentage on homes sales slightly decreased compared to last year primarily due to increased sales incentives offered to homebuyers as a percentage of revenues from home sales (12.5% in 2011, compared to 12.3% in 2010).

Homebuilding West: Homebuilding revenues decreased for the three months ended August 31, 2011, compared to the three months ended August 31, 2010, primarily due to a decrease in the number of home deliveries in California resulting from a decrease in demand for new homes primarily driven by the absence of the Federal homebuyer tax credit in the current period. Gross margins on home sales were $33.9 million, or 23.7%, for the three months ended August 31, 2011, compared to gross margins on home sales of $27.8 million, or 16.9%, for the three months ended August 31, 2010. Gross margin percentage on homes sales improved compared to last year primarily due to an $ 8.1 million benefit related to changes in our cost-to-complete estimates for homebuilding communities in the close-out phase. Sales incentives offered to homebuyers as a percentage of revenues from home sales were 9.9% in 2011, compared to 9.2% in 2010.

Homebuilding Houston: Homebuilding revenues for the three months ended August 31, 2011 were consistent with the three months ended August 31, 2010. There was an increase in the average sales price of homes delivered offset by a decrease in the number of home deliveries resulting from a decrease in demand for new homes primarily driven by the absence of the Federal homebuyer tax credit in the current period. Gross margins on home sales were $17.9 million, or 19.9%, for the three months ended August 31, 2011, compared to gross margins on home sales of $16.3 million, or 18.1%, for the three months ended August 31, 2010. Gross margin percentage on homes sales improved compared to last year primarily due to decreased sales incentives offered to homebuyers as a percentage of revenues from home sales (14.0% in 2011, compared to 15.2% in 2010).

Homebuilding Other: Homebuilding revenues increased for the three months ended August 31, 2011, compared to the three months ended August 31, 2010, primarily due to an increase in deliveries in Georgia, which is a new division created last year, offset by a decrease in the number of home deliveries in Illinois. Gross margins on home sales were $19.7 million, or 19.2%, for the three months ended August 31, 2011, compared to gross margins on home sales of $13.3 million, or 14.3%, for the three months ended August 31, 2010. Gross margin percentage on homes sales improved compared to last year primarily due to a reduction of valuation adjustments. Sales incentives offered to homebuyers as a percentage of revenues from home sales were 10.0% in 2011, compared to 10.1% in 2010.

Nine Months Ended August 31, 2011 versus Nine Months Ended August 31, 2010

Homebuilding East: Homebuilding revenues increased for the nine months ended August 31, 2011, compared to the nine months ended August 31, 2010, primarily due to an increase in home deliveries in Florida as a result of home deliveries from communities acquired in prior year that had sales but no deliveries during the nine months ended August 31, 2010. Gross margins on home sales were $170.7 million, or 23.8%, in 2011, compared to gross margins on home sales of $164.1 million, or 26.8%, for the nine months ended August 31, 2010. Although gross margin percentage on homes sales in this segment remained above average compared to the rest of our homebuilding operations, gross margin percentage of home sales decreased compared to the prior year primarily due to increased sales incentives offered to homebuyers as a percentage of revenues from home sales (12.7% in 2011, compared to 12.2% in 2010) and because gross margins on home sales for the nine months ended August 31, 2010 included third-party recoveries related to Chinese drywall.

Homebuilding Central: Homebuilding revenues decreased for the nine months ended August 31, 2011, compared to the nine months ended August 31, 2010, primarily due to a decrease in the number of home deliveries in Arizona and Texas, excluding Houston, resulting from a decrease in demand for new homes primarily driven by the absence of the Federal homebuyer tax credit in the current period. Gross margins on home sales were $30.3 million, or 11.9%, for the nine months ended August 31, 2011, compared to gross margins on homes sales of $36.0 million, or 13.8%, for the nine months ended August 31, 2010. Gross margin percentage on homes sales decreased compared to last year primarily due to adjustments to pre-existing home warranties in Texas, excluding Houston and an increase in valuation adjustments, partially offset by a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales (12.7% in 2011, compared to 13.3% in 2010).

Homebuilding West: Homebuilding revenues decreased for the nine months ended August 31, 2011, compared to the nine months ended August 31, 2010, primarily due to a decrease in the number of home deliveries in California and a decrease in the average sales price of homes delivered in the segment. The decrease in the number of home deliveries in California resulted from a decrease in demand for new homes primarily driven by the absence of the Federal homebuyer tax credit in the current period. The decrease in the average sales price in the segment was due to a shift to smaller square footage homes generating a lower average sales price during the nine months ended August 31, 2011. Gross margins on home sales were $75.0 million, or 20.9%, for the nine months ended August 31, 2011, compared to gross margins on home sales of $97.1 million, or 19.2%, for the nine months ended August 31, 2010. Gross margin percentage on home sales improved compared to last year primarily due to an $ 8.1 million benefit, related to changes in our cost-to-complete estimates for homebuilding communities in the close-out phase, partially offset by a higher percentage of home deliveries in lower price point communities and reduced pricing as the segment focused on reducing its completed unsold inventory. Sales incentives offered to homebuyers as a percentage of revenues from home sales were 9.4% in 2011, compared to 9.1% in 2010.

Homebuilding Houston: Homebuilding revenues decreased for the nine months ended August 31, 2011, compared to the nine months ended August 31, 2010, primarily due to a decrease in the number of home deliveries resulting from a decrease in demand for new homes primarily driven by the absence of the Federal homebuyer tax credit in the current period. Gross margins on home sales were $39.5 million, or 18.3%, for the nine months ended August 31, 2011, compared to gross margins on home sales of $50.7 million, or 19.2%, for the nine months ended August 31, 2010. Gross margin percentage on homes sales decreased compared to last year primarily due to reduced pricing in some lower price point communities in an effort to reduce its completed unsold inventory. Sales incentives offered to homebuyers as a percentage of revenues from home sales were 14.6% in 2011, compared to 14.7% in 2010.

Homebuilding Other: Homebuilding revenues slightly decreased for the nine months ended August 31, 2011, compared to the nine months ended August 31, 2010, primarily due to a decrease in the number of home deliveries in the Carolinas and Illinois, partially offset by an increase in deliveries in Georgia, which is a new division created last year. The decrease in deliveries in the Carolinas and Illinois was due to a decrease in demand for new homes primarily driven by the absence of the Federal homebuyer tax credit in the current period. In addition, the decreased in homebuilding revenues was partially offset by an increase in the average sales price of homes delivered in Georgia. Gross margins on home sales were $49.5 million, or 19.0%, for the nine months ended August 31, 2011, compared to gross margins on home sales of $41.3 million, or 15.7%, for the nine months ended August 31, 2010. Gross margin percentage on homes sales improved compared to last year primarily due to a reduction of valuation adjustments, partially offset by an increase in sales incentives offered to homebuyers as a percentage of revenues from home sales (11.1% in 2011, compared to 10.8% in 2010).

At August 31, 2011 and 2010, we owned 91,386 homesites and 84,062 homesites, respectively, and had access to an additional 15,988 homesites and 21,518 homesites, respectively, through either option contracts with third parties or agreements with unconsolidated entities in which we have investments. At November 30, 2010, we owned 84,482 homesites and had access to an additional 19,974 homesites through either option contracts with third parties or agreements with unconsolidated entities in which we have investments. At August 31, 2011, 2% of the homesites we owned were subject to home purchase contracts. At August 31, 2011 and 2010, our backlog of sales contracts was 2,519 homes ($642.8 million) and 2,173 homes ($569.3 million), respectively.

Lennar Financial Services Segment

The following table presents selected financial data related to our Lennar Financial Services segment for the periods indicated:

	Three Months Ended August 31,		Nine Months Ended August 31,
(Dollars in thousands)	2011	2010	2011	2010
Revenues	$66,374	68,826	183,509	196,727
Costs and expenses	58,386	62,013	171,843	177,162

Operating earnings	$7,988	6,813	11,666	19,565

Dollar value of mortgages originated	$749,000	918,000	1,958,000	2,249,000

Number of mortgages originated	3,500	4,200	9,400	10,500

Mortgage capture rate of Lennar homebuyers	77%	86%	78%	85%

Number of title and closing service transactions	20,800	26,100	63,000	73,700

Number of title policies issued	28,000	22,800	91,400	75,800

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

The following table presents the results of operations of our Rialto segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2011	2010	2011	2010
Revenues	$42,065	38,000	118,283	72,918
Costs and expenses	33,562	26,156	94,184	47,073
Rialto Investments equity in earnings (loss) from unconsolidated entities	(6,505)	6,643	(4,953)	6,350
Rialto Investments other income, net	9,743	—	38,275	—

Operating earnings (1)	$11,741	18,487	57,421	32,195

(1)	Operating earnings for the three and nine months ended August 31, 2011 include $6.1 million and $30.9 million, respectively, of net earnings attributable to noncontrolling interests. Operating earnings for the three and nine months ended August 31, 2010 include $10.8 million and $20.4 million, respectively, of net earnings attributable to noncontrolling interests.

Distressed Asset Portfolios

In February 2010, the Rialto segment acquired indirectly 40% managing member equity interests in two limited liability companies (“LLCs”), in which the FDIC holds the remaining 60% interests. The LLCs hold performing and non-performing loans formerly owned by 22 failed financial institutions and when the Rialto segment acquired its interests in the LLCs, the two portfolios consisted of approximately 5,500 distressed residential and commercial real estate loans. The FDIC provided $626.9 million of financing with 0% interest, which is non-recourse to us and the LLCs. As of August 31, 2011, the notes payable balance was $626.9 million; however, $189.7 million of cash collections on loans in excess of expenses had been deposited in a defeasance account, established for the repayment of the notes payable, under the agreement with the FDIC. The funds in the defeasance account will be used to retire the notes payable upon their maturity.

The LLCs met the accounting definition of variable interest entities (“VIEs”) and since we were determined to be the primary beneficiary, we consolidated the LLCs. At August 31, 2011, these consolidated LLCs had total combined assets and liabilities of $1.4 billion and $0.6 billion, respectively.

In September 2010, the Rialto segment acquired approximately 400 distressed residential and commercial real estate loans and over 300 real estate owned (“REO”) properties from three financial institutions. We paid $310 million for the distressed real estate and real estate related assets, of which $124 million was financed through a 5-year senior unsecured note provided by one of the selling institutions.

Investments

An affiliate in the Rialto segment is a sub-advisor to the AB PPIP fund and receives management fees for sub-advisory services. We also made a commitment to invest $75 million in the AB PPIP fund, of which the remaining outstanding commitment as of August 31, 2011 was $7.5 million. During both the three and nine months ended August 31, 2011, we contributed $3.7 million to the AB PPIP fund. As of August 31, 2011 and November 30, 2010, the carrying value of our investment in the AB PPIP fund was $71.8 million and $77.3 million, respectively.

In November 2010, the Rialto segment completed its first closing of a real estate investment fund (the “Fund”) with initial equity commitments of approximately $300 million (including $75 million committed by the Company). During the three and nine months ended August 31, 2011, the Company contributed $30.9 million and $60.6 million, respectively, to the Fund out of total investor contributions of $181.6 million and $301.0 million, respectively. During the nine months ended August 31, 2011, the Fund acquired distressed real estate asset portfolios and invested in commercial mortgage backed securities (“CMBS”) at a discount to par value. As of August 31, 2011, the carrying value of the Company’s investment in the Fund was $61.5 million.

Additionally, another subsidiary in the Rialto segment also has approximately a 5% investment in a service and infrastructure provider to the residential home loan market (the “Servicer Provider”), which provides services to the consolidated LLCs, among others. As of August 31, 2011 and November 30, 2010, the carrying value of our investment in the Servicer Provider was $8.9 million and $7.3 million, respectively.

(2) Financial Condition and Capital Resources

At August 31, 2011, we had cash and cash equivalents related to our homebuilding, financial services and Rialto operations of $927.3 million, compared to $1,037.5 million at August 31, 2010. We finance our land acquisition and development activities, construction activities, financial services activities, Rialto activities and general operating needs primarily with cash generated from our operations, debt issuances and equity offerings, as well as cash borrowed under our warehouse lines of credit.

Operating Cash Flow Activities

In the nine months ended August 31, 2011 and 2010, cash (used in) provided by operating activities amounted to ($115.6) million and $189.1 million, respectively.

During the nine months ended August 31, 2011, cash used in operating activities were impacted by a decrease in accounts payable and other liabilities, an increase in inventories due to strategic land purchases and an increase in other assets due to purchases of loans receivable, partially offset by our net earnings, a decrease in Lennar Financial Services loans held-for-sale and a decrease in receivables. The fluctuation in cash provided by operating activities for the nine months ended August 31, 2010 to cash used in operating activities for the nine months ended August 31, 2011 was primarily due to the $323.7 million tax refund received during the nine months ended August 31, 2010, which positively impacted cash provided by operating activities.

Investing Cash Flow Activities

During the nine months ended August 31, 2011 and 2010, cash used in investing activities totaled $161.6 million and $557.2 million, respectively. During the nine months ended August 31, 2011, we received $52.8 million of principal payments on Rialto Investments loans receivable, $55.3 million of proceeds from the sale of

REO and $25.3 million of distributions of capital from Lennar Homebuilding unconsolidated entities. This was offset by $89.5 million of cash contributions to Lennar Homebuilding unconsolidated entities primarily for working capital and debt reduction, $64.4 million of cash contributions to Rialto Investments’ unconsolidated entities, $88.4 million increase in Rialto Investments defeasance cash and $51.9 million to purchase investment securities held-to-maturity by Lennar Financial Services.

During the nine months ended August 31, 2010, our Rialto segment contributed $243 million of cash (net of $22 million working capital reserve) to acquire indirectly 40% managing member interests in two LLCs in partnership with the FDIC. Upon the consolidation of the LLCs that hold the two portfolios of real estate loans acquired in the FDIC transaction, the Company consolidated $93.3 million of cash, resulting in net contributions to consolidated entities by the Rialto segment of $171.8 million during the nine months ended August 31, 2010. The Rialto segment also contributed $64.3 million of cash to unconsolidated entities related primarily to the AB PPIP fund. In the nine months ended August 31, 2010, we also contributed $162.3 million of cash to Lennar Homebuilding unconsolidated entities. In addition, there was an increase in cash used in investing activities related to an increase of $122.0 million in restricted cash used to collateralize letters of credit.

We are always looking at the possibility of acquiring homebuilders and other companies. However, at August 31, 2011, we had no agreements or understandings regarding any significant transactions.

Financing Cash Flow Activities

During the nine months ended August 31, 2011, our cash used in financing activities of $189.6 million was primarily attributed to principal payments on other borrowings and net repayments under our Lennar Financial Services’ warehouse repurchase facilities. During the nine months ended August 31, 2010, our cash used in financing activities of $51.8 million was primarily attributed to the redemption of senior notes and principal payments on other borrowings, offset primarily by the issuance of new debt.

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

(Dollars in thousands)	August 31, 2011	November 30, 2010	August 31, 2010
Lennar Homebuilding debt	$3,127,649	3,128,154	2,843,229
Stockholders’ equity	2,670,491	2,608,949	2,501,763

Total capital	$5,798,140	5,737,103	5,344,992

Lennar Homebuilding debt to total capital	53.9%	54.5%	53.2%

Lennar Homebuilding debt	$3,127,649	3,128,154	2,843,229
Less: Lennar Homebuilding cash and cash equivalents	800,332	1,207,247	865,657

Net Lennar Homebuilding debt	$2,327,317	1,920,907	1,977,572

Net Lennar Homebuilding debt to total capital (1)	46.6%	42.4%	44.1%

(1)	Net Lennar Homebuilding debt to total capital consists of net Lennar Homebuilding debt (Lennar Homebuilding debt less Lennar Homebuilding cash and cash equivalents) divided by total capital (net Lennar Homebuilding debt plus stockholders’ equity).

At August 31, 2011, net Lennar Homebuilding debt to total capital was higher compared to August 31, 2010, due to the increase in Lennar Homebuilding debt as a result of an increase in senior notes and a decrease in Lennar Homebuilding cash and cash equivalents, partially offset by an increase in stockholders’ equity primarily related to our net earnings.

Our Lennar Homebuilding average debt outstanding was $3.1 billion for the nine months ended August 31, 2011, compared to $2.8 billion in the same period last year. The average rate for interest incurred was 5.8% for the nine months ended August 31, 2011, compared to 6.2% for the nine months ended August 31, 2010. Interest incurred related to Lennar Homebuilding debt for the nine months ended August 31, 2011 was $151.0 million, compared to $136.1 million in the same period last year. The majority of our short-term financing needs, including financings for land acquisition and development activities and general operating needs, are met with cash generated from operations and proceeds from debt issuances.

We have a $150 million Letter of Credit and Reimbursement Agreement (“LC Agreement”) with certain financial institutions. The LC Agreement may be increased to $200 million, although there are currently no commitments for the additional $50 million. We believe we were in compliance with our covenants related to the LC Agreement at August 31, 2011.

Our performance letters of credit outstanding were $67.9 million and $78.9 million, respectively, at August 31, 2011 and November 30, 2010. Our financial letters of credit outstanding were $203.5 million and $195.0 million, respectively, at August 31, 2011 and November 30, 2010. Performance letters of credit are generally posted with regulatory bodies to guarantee our performance of certain development and construction activities, and financial letters of credit are generally posted in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral.

At August 31, 2011, our Lennar Financial Services segment had a warehouse repurchase facility with a maximum aggregate commitment of $150 million and an additional uncommitted amount of $50 million that matures in February 2012. In addition, our Lennar Financial Services segment amended its warehouse repurchase facility that matured in July 2011 by extending its maturity to July 2012 with a maximum aggregate commitment of $175 million. The maximum aggregate commitment under these facilities totaled $325 million as of August 31, 2011.

Our Lennar Financial Services segment uses these facilities to finance its lending activities until the mortgage loans are sold to investors and expects the facilities to be renewed or replaced with other facilities when they mature. Borrowings under the facilities were $215.3 million and $271.6 million, respectively, at August 31, 2011 and November 30, 2010, and were collateralized by mortgage loans and receivables on loans sold to investors but not yet paid for with outstanding principal balances of $227.0 million and $286.0 million, respectively, at August 31, 2011 and November 30, 2010.

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

Changes in Capital

We have a stock repurchase program which permits the purchase of up to 20 million shares of our outstanding common stock. During the three months ended August 31, 2011 and 2010, there were no repurchases of common stock under the stock repurchase program. As of August 31, 2011, 6.2 million shares of common stock can be repurchased in the future under the program.

During both the three and nine months ended August 31, 2011, treasury stock increased by an immaterial amount of common shares in connection with activity related to the Company’s equity compensation plans.

On July 21, 2011, we paid cash dividends of $0.04 per share for both our Class A and Class B common stock to holders of record at the close of business on July 7, 2011, as declared by our Board of Directors on June 22, 2011. On October 5, 2011, our Board of Directors declared a quarterly cash dividend of $0.04 per share on both our Class A and Class B common stock payable on November 2, 2011 to holders of record at the close of business on October 19, 2011.

Based on our current financial condition and credit relationships, we believe that our operations and borrowing resources will provide for our current and long-term capital requirements at our anticipated levels of activity.

Off-Balance Sheet Arrangements

Lennar Homebuilding - Investments in Unconsolidated Entities

At August 31, 2011, we had equity investments in 36 unconsolidated entities (of which 12 had recourse debt, 8 had non-recourse debt and 16 had no debt), compared to 36 and 42 unconsolidated entities at May 31, 2011 and November 30, 2010, respectively. Historically, we invested in unconsolidated entities that acquire and develop land (1) for our homebuilding operations or for sale to third parties or (2) for the construction of homes for sale to third-party homebuyers. Through these entities, we primarily sought to reduce and share our risk by limiting the amount of our capital invested in land, while obtaining access to potential future homesites and allowing us to participate in strategic ventures. The use of these entities also, in some instances, enabled us to acquire land to which we could not otherwise obtain access, or could not obtain access on as favorable terms, without the participation of a strategic partner. Participants in these joint ventures are land owners/developers, other homebuilders and financial or strategic partners. Joint ventures with land owners/developers have given us access to homesites owned or controlled by our partner. Joint ventures with other homebuilders have provided us with the ability to bid jointly with our partner for large land parcels. Joint ventures with financial partners have allowed us to combine our homebuilding expertise with access to our partners’ capital. Joint ventures with strategic partners have allowed us to combine our homebuilding expertise with the specific expertise (e.g., commercial or infill experience) of our partner. Each joint venture is governed by an executive committee consisting of members from the partners or by unanimous approval from the partners.

Summarized condensed financial information on a combined 100% basis related to Lennar Homebuilding’s unconsolidated entities that are accounted for by the equity method was as follows:

Statements of Operations and Selected Information

			At or for the
	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(Dollars in thousands)	2011	2010	2011	2010
Revenues	$104,690	84,327	255,004	183,850
Costs and expenses	108,599	152,322	261,073	300,322
Other income	—	—	123,007	—

Net earnings (loss) of unconsolidated entities	$(3,909)	(67,995)	116,938	(116,472)

Our share of net earnings (loss)	$(4,218)	(313)	25,520	(9,845)
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities (1)	$(4,552)	986	6,526	(9,310)
Our cumulative share of net earnings – deferred at August 31, 2011 and 2010, respectively			$6,815	9,339
Our investments in unconsolidated entities			$653,080	664,916
Equity of the unconsolidated entities			$2,279,503	2,266,953

Our investment % in the unconsolidated entities			29%	29%

(1)	For the nine months ended August 31, 2011, our share of net earnings recognized includes a $15.4 million gain related to our share of a $123.0 million gain on debt extinguishment at a Lennar Homebuilding unconsolidated entity, partially offset by $5.2 million of valuation adjustments related to assets of Lennar Homebuilding’s unconsolidated entities.

Balance Sheets

(In thousands)	August 31, 2011	November 30, 2010
Assets:
Cash and cash equivalents	$70,099	82,573
Inventories	3,168,938	3,371,435
Other assets	305,238	307,244

	$3,544,275	3,761,252

Liabilities and equity:
Account payable and other liabilities	$245,345	327,824
Debt	1,019,427	1,284,818
Equity	2,279,503	2,148,610

	$3,544,275	3,761,252

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

In fiscal 2007, we sold a portfolio of land to a strategic land investment venture with Morgan Stanley Estate Fund II, L.P., an affiliate of Morgan Stanley & Co., Inc., in which we have a 20% ownership interest and 50% voting rights. Due to our continuing involvement, the transaction did not qualify as a sale by us under GAAP; thus, the inventory has remained on our condensed consolidated balance sheets in consolidated inventory not owned. As of August 31, 2011 and November 30, 2010, the portfolio of land (including land development costs) of $378.5 million and $424.5 million, respectively, is also reflected as inventory in the summarized condensed financial information related to Lennar Homebuilding’s unconsolidated entities in which we have investments.

Debt to total capital of our Lennar Homebuilding unconsolidated entities in which we have investments was calculated as follows:

(Dollars in thousands)	August 31, 2011	November 30, 2010
Debt	$1,019,427	1,284,818
Equity	2,279,503	2,148,610

Total capital	$3,298,930	3,433,428

Debt to total capital of our unconsolidated entities	30.9%	37.4%

Our investments in Lennar Homebuilding unconsolidated entities by type of venture were as follows:

(In thousands)	August 31, 2011	November 30, 2010
Land development	$565,382	530,004
Homebuilding	87,698	96,181

Total investments	$653,080	626,185

The summary of our net recourse exposure related to our Lennar Homebuilding unconsolidated entities in which we have investments was as follows:

(In thousands)	August 31, 2011	November 30, 2010
Several recourse debt – repayment	$62,635	33,399
Several recourse debt – maintenance	2,230	29,454
Joint and several recourse debt – repayment	48,057	48,406
Joint and several recourse debt – maintenance	43,466	61,591

Lennar’s maximum recourse exposure	156,388	172,850
Less: joint and several reimbursement agreements with our partners	(57,053)	(58,878)

Lennar’s net recourse exposure	$99,335	113,972

During the nine months ended August 31, 2011, our maximum recourse exposure related to indebtedness of our Lennar Homebuilding unconsolidated entities decreased by $52.7 million as a result of $17.7 million paid by us primarily through capital contributions to unconsolidated entities and $35.0 million related to the restructuring of a guarantee, the consolidation of a joint venture in the first quarter of 2011 and the joint ventures selling inventory, which was partially offset by a $36.3 million increase in the maximum recourse exposure for consideration given in the form of a several guarantee in connection with the favorable debt maturity extension to 2018 and principal reduction at Heritage Fields El Toro, one of our Lennar Homebuilding unconsolidated entities as discussed in the note to the following table.

As of August 31, 2011, we had no obligation guarantees accrued. At November 30, 2010, we had $10.2 million of obligation guarantees accrued as a liability on its condensed consolidated balance sheet. During the nine months ended August 31, 2011, the liability was reduced by $10.2 million, of which $7.6 million were cash payments related to obligation guarantees previously recorded and $2.6 million was a reduction in estimate of an obligation guarantee. The obligation guarantees are estimated based on current facts and circumstances and any unexpected changes may lead us to incur additional obligation guarantees in the future.

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

(In thousands)	August 31, 2011	November 30, 2010
Assets (1)	$2,159,248	990,028
Liabilities (1)	$876,034	487,606
Equity (1)	$1,283,214	502,422

(1)	In the first quarter of 2011, Heritage Fields El Toro, one of Lennar Homebuilding’s unconsolidated entities, extended the maturity of its $573.5 million debt until 2018, which at the time was without recourse to Lennar. In exchange for the extension and partial debt extinguishment, which reduced the outstanding debt balance to $481.0 million in the first quarter of 2011, all the partners agreed to provide a limited several repayment guarantee on the outstanding debt, which resulted in a $36.3 million increase to our maximum recourse exposure and a subsequent increase to assets, liabilities and equity of Lennar Homebuilding unconsolidated entities that have recourse debt. In addition, we recognized a $15.4 million gain for our share of the $123.0 million gain on debt extinguishment in the first quarter of 2011.

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

During the three months ended August 31, 2011, there were: (1) no payments under our maintenance guarantees and (2) other loan paydowns of $3.1 million, a portion of which related to amounts paid under our repayment guarantees. During the three months ended August 31, 2010, there were: (1) payments of $3.0 million under our maintenance guarantees, (2) at our election, a loan paydown of $50.3 million, representing both our and our partner’s share, in return for a 4-year loan extension and the rights to obtain preferred returns and priority distributions at one of Lennar Homebuilding’s unconsolidated entities, and (3) a $19.3 million payment to extinguish debt at a discount and buyout the partner of one of Lennar Homebuilding’s unconsolidated entities that resulted in a net pre-tax gain of $7.7 million. In addition, during the three months ended August 31, 2010, there were other loan paydowns of $0.9 million. During the three months ended August 31, 2011 and 2010, there were no payments under completion guarantees.

During the nine months ended August 31, 2011, there were: (1) payments of $1.7 million under our maintenance guarantees and (2) other loan paydowns of $16.1 million, a portion of which related to amounts paid under our repayment guarantees. During the nine months ended August 31, 2010, there were: (1) payments of $8.0 million under our maintenance guarantees, (2) at our election, a loan paydown of $50.3 million, representing both our and our partner’s share, in return for a 4-year loan extension and the rights to obtain preferred returns and priority distributions at one of Lennar Homebuilding’s unconsolidated entities, and (3) a $19.3 million payment to extinguish debt at a discount and buyout the partner of one of Lennar Homebuilding’s unconsolidated entities that resulted in a net pre-tax gain of $7.7 million. In addition, during the nine months ended August 31, 2010, there were other loan paydowns of $27.9 million, a portion of which related to amounts paid under our repayment guarantees. During the nine months ended August 31, 2011 and 2010, there were no payments under completion guarantees.

As of August 31, 2011, the fair values of the maintenance guarantees, repayment guarantees and completion guarantees were not material. We believe that as of August 31, 2011, in the event we become legally obligated to perform under a guarantee of the obligation of a Lennar Homebuilding unconsolidated entity due to a triggering event under a guarantee, most of the time the collateral should be sufficient to repay at least a significant portion of the obligation or we and our partners would contribute additional capital into the venture.

The total debt of Lennar Homebuilding unconsolidated entities in which we have investments was as follows:

(In thousands)	August 31, 2011	November 30, 2010
Lennar’s net recourse exposure	$99,335	113,972
Reimbursement agreements from partners	57,053	58,878

Lennar's maximum recourse exposure	$156,388	172,850

Non-recourse bank debt and other debt (partner’s share of several recourse)	$152,516	79,921
Non-recourse land seller debt or other debt	26,400	58,604
Non-recourse debt with completion guarantees	485,994	600,297
Non-recourse debt without completion guarantees	198,129	373,146

Non-recourse debt to Lennar	863,039	1,111,968

Total debt	$1,019,427	1,284,818

Lennar’s maximum recourse exposure as a % of total JV debt	15%	13%

In view of current credit market conditions, it is not uncommon for lenders to real estate developers, including joint ventures in which we have interests, to assert non-monetary defaults (such as failure to meet construction completion deadlines or declines in the market value of collateral below required amounts) or technical monetary defaults against the real estate developers. In most instances, those asserted defaults are resolved by modifications of the loan terms, additional equity investments or other concessions by the borrowers. In addition, in some instances, real estate developers, including joint ventures in which we have interests, are forced to request temporary waivers of covenants in loan documents or modifications of loan terms, which are often, but not always obtained. However, in some instances developers, including joint ventures in which we have interests, are not able to meet their monetary obligations to lenders, and are thus declared in default. Because we sometimes guarantee all or portions of the obligations to lenders of joint ventures in which we have interests, when these joint ventures default on their obligations, lenders may or may not have claims against us. Normally, we do not make payments with regard to guarantees of joint venture obligations while the joint ventures are contesting assertions regarding sums due to their lenders. When it is determined that a joint venture is obligated to make a payment that we have guaranteed and the joint venture will not be able to make that payment, we accrue the amounts probable to be paid by us as a liability. Although we generally fulfill our guarantee obligations within a reasonable time after we determine that we are obligated with regard to them, at any point in time it is likely that we will have some balance of unpaid guarantee liability. At August 31, 2011, we had no liabilities accrued for unpaid guarantees of joint venture indebtedness on our consolidated balance sheet.

The following table summarizes the principal maturities of our Lennar Homebuilding unconsolidated entities (“JVs”) debt as per current debt arrangements as of August 31, 2011 and does not represent estimates of future cash payments that will be made to reduce debt balances. Some JV loans have extension options in the loan agreements that would allow the loans to be extended into future years.

			Principal Maturities of Unconsolidated JVs by Period
(In thousands)	Total JV Assets (1)		Total JV Debt	2011	2012	2013	Thereafter	Other Debt (2)
Net recourse debt to Lennar	$		99,335	4,710	23,149	25,784	45,692	—
Reimbursement agreements			57,053	—	21,733	8,320	27,000	—

Maximum recourse debt exposure to Lennar		2,159,248	156,388	4,710	44,882	34,104	72,692	—
Debt without recourse to Lennar		1,081,781	863,039	90,314	60,059	95,595	589,154	27,917

Total		$3,241,029	1,019,427	95,024	104,941	129,699	661,846	27,917

(1)	Excludes unconsolidated joint venture assets where the joint venture has no debt.
(2)	Represents land seller debt and other debt.

The following table is a breakdown of the assets, debt and equity of the Lennar Homebuilding unconsolidated joint ventures by partner type as of August 31, 2011:

(Dollars in thousands)	Total JV Assets		Maximum Recourse Debt Exposure to Lennar	Reimbursement Agreements	Net Recourse Debt to Lennar	Total Debt Without Recourse to Lennar	Total JV Debt	Total JV Equity	JV Debt to Total Capital Ratio	Remaining Homes/ Homesites in JV
Partner Type:
Financial		$2,418,576	66,250	27,000	39,250	629,146	695,396	1,489,463	32%	40,888
Land Owners/Developers		404,434	20,512	—	20,512	100,451	120,963	271,648	31%	14,527
Strategic		371,875	48,257	21,733	26,524	24,319	72,576	287,873	20%	6,678
Other Builders		349,390	21,369	8,320	13,049	81,206	102,575	230,519	31%	5,859

Total		$3,544,275	156,388	57,053	99,335	835,122	991,510	2,279,503	30%	67,952

Land seller debt and other debt	$		—	—	—	27,917	27,917

Total JV debt	$		156,388	57,053	99,335	863,039	1,019,427

The table below indicates the assets, debt and equity of our 10 largest Lennar Homebuilding unconsolidated joint venture investments as of August 31, 2011:

(Dollars in thousands)	Lennar’s Investment		Total JV Assets	Maximum Recourse Debt Exposure to Lennar	Reimbursement Agreements	Net Recourse Debt to Lennar	Total Debt Without Recourse to Lennar	Total JV Debt	Total JV Equity	JV Debt to Total Capital Ratio
Top Ten JVs (1):
Heritage Fields El Toro		$125,795	1,347,306	36,250	—	36,250	463,618	499,868	817,575	38%
Platinum Triangle Partners (2)		107,290	267,220	43,466	21,733	21,733	—	43,466	213,139	17%
Central Park West Holdings		62,720	171,975	30,000	27,000	3,000	92,299	122,299	47,543	72%
Newhall Land Development		47,237	453,206	—	—	—	—	—	274,432	—
Runkle Canyon		38,180	77,547	—	—	—	—	—	76,360	—
Ballpark Village		37,813	128,606	—	—	—	52,910	52,910	75,295	41%
MS Rialto Residential Holdings		35,188	386,291	—	—	—	73,229	73,229	302,397	19%
LS College Park		28,193	57,441	—	—	—	—	—	55,195	—
Treasure Island Community Development		25,817	52,908	—	—	—	—	—	51,666	—
Rocking Hourse Partners		20,780	50,021	—	—	—	7,668	7,668	41,548	16%

10 largest JV investments		529,013	2,992,521	109,716	48,733	60,983	689,724	799,440	1,955,150	29%

Other JVs		124,067	551,754	46,672	8,320	38,352	145,398	192,070	324,353	37%

Total		$653,080	3,544,275	156,388	57,053	99,335	835,122	991,510	2,279,503	30%

Land seller debt and other debt	$			—	—	—	27,917	27,917

Total JV debt	$			156,388	57,053	99,335	863,039	1,019,427

(1)	All of the joint ventures presented in this table operate in our Homebuilding West segment except for Rocking Horse Partners, which operates in our Homebuilding Central segment and MS Rialto Residential Holdings, which operates in all of our homebuilding segments and Homebuilding Other.
(2)	Subsequent to August 31, 2011, we entered into a transaction in which we received a net asset distribution from Platinum Triangle Partners, resulting in an immaterial gain. Upon the distribution of the net assets, the partners repaid the respective debt amounts assumed. As a result, our maximum recourse exposure related to indebtedness of our Lennar Homebuilding unconsolidated entities decreased by $43.5 million.

The table below indicates the percentage of assets, debt and equity of our 10 largest Lennar Homebuilding unconsolidated joint venture investments as of August 31, 2011:

	% of Total JV Assets	% of Maximum Recourse Debt Exposure to Lennar	% of Net Recourse Debt to Lennar	% of Total Debt Without Recourse to Lennar	% of Total JV Equity
10 largest JVs	84%	70%	61%	83%	86%
Other JVs	16%	30%	39%	17%	14%

Total	100%	100%	100%	100%	100%

Rialto Investments - Investments in Unconsolidated Entities

An affiliate in the Rialto segment is a sub-advisor to the AB PPIP fund and receives management fees for sub-advisory services. As of August 31, 2011, 90% of committed capital has been called for the AB PPIP fund including $67.5 million of the $75 million we committed to invest. As of August 31, 2011, the AB PPIP fund has invested approximately $4.3 billion to purchase $6.6 billion in face amount of non-agency residential mortgage-backed securities and commercial mortgage-backed securities and this investment is included in the investment securities reflected in the summarized condensed balance sheets of Rialto’s unconsolidated entities. The gross yield of the fund since its inception has totaled approximately 37%. As of August 31, 2011 and November 30, 2010, the carrying value of our investment in the AB PPIP fund was $71.8 million and $77.3 million, respectively.

During 2010, we committed to invest $75 million in the Rialto segment’s Fund. During the three and nine months ended August 31, 2011, we contributed $30.9 million and $60.6 million, respectively, to the Fund out of total investor contributions of $181.6 million and $301.0 million, respectively. During the nine months ended August 31, 2011, the Fund acquired distressed real estate asset portfolios and invested in CMBS at a discount to par value. As of August 31, 2011, the carrying value of our investment in the Fund was $61.5 million. As of August 31, 2011, the equity commitments of the Fund were approximately $500 million (including the $75 million committed by us). Subsequent to August 31, 2011, there was an additional $100 million of commitments to the Fund.

Additionally, another subsidiary in the Rialto segment also has approximately a 5% investment in the Servicer Provider, which provides services to the consolidated LLCs, among others. As of August 31, 2011 and November 30, 2010, the carrying value of our investment in the Servicer Provider was $8.9 million and $7.3 million, respectively.

Summarized condensed financial information on a combined 100% basis related to Rialto’s investment in unconsolidated entities that are accounted for by the equity method was as follows:

Balance Sheets

(In thousands)	August 31, 2011	November 30, 2010
Assets:
Cash and cash equivalents	$131,652	42,793
Loans receivable	213,520	—
Investment securities	4,514,347	4,341,226
Other assets	198,198	181,600

	$5,057,717	4,565,619

Liabilities and equity:
Accounts payable and other liabilities	$295,282	110,921
Notes payable	21,368	—
Partner loans	137,820	137,820
Debt due to the U.S. Treasury	2,039,667	1,955,000
Equity	2,563,580	2,361,878

	$5,057,717	4,565,619

Statements of Operations

	Three Months Ended August 31,		Nine Months Ended August 31,
(In thousands)	2011	2010	2011	2010
Revenues	$122,153	114,585	355,085	233,912
Costs and expenses	53,183	57,760	139,699	128,115
Other income (expense), net	(303,141)	158,616	(382,271)	154,947

Net earnings (loss) of unconsolidated entities	$(234,171)	215,441	(166,885)	260,744

Rialto Investments equity in earnings (loss) from unconsolidated entities	$(6,505)	6,643	(4,953)	6,350

Option Contracts

We have access to land through option contracts, which generally enables us to control portions of properties owned by third parties (including land funds) and unconsolidated entities until we have determined whether to exercise the option.

The table below indicates the number of homesites owned and homesites to which we had access through option contracts with third parties (“optioned”) or unconsolidated joint ventures (“JV”s) (i.e., controlled homesites) at August 31, 2011 and 2010:

	Controlled Homesites
August 31, 2011	Optioned	JVs	Total	Owned Homesites	Total Homesites
East	4,129	771	4,900	27,129	32,029
Central	826	1,611	2,437	15,984	18,421
West	578	6,189	6,767	28,331	35,098
Houston	878	296	1,174	9,866	11,040
Other	675	35	710	10,076	10,786

Total homesites	7,086	8,902	15,988	91,386	107,374

	Controlled Homesites
August 31, 2010	Optioned	JVs	Total	Owned Homesites	Total Homesites
East	4,924	1,674	6,598	27,981	34,579
Central	1,434	2,117	3,551	15,961	19,512
West	365	7,117	7,482	26,462	33,944
Houston	1,375	1,617	2,992	6,260	9,252
Other	821	74	895	7,398	8,293

Total homesites	8,919	12,599	21,518	84,062	105,580

We evaluate all option contracts for land to determine whether they are VIEs and, if so, whether we are the primary beneficiary of certain of these option contracts. Although we do not have legal title to the optioned land, if we are deemed to be the primary beneficiary, we are required to consolidate the land under option at the purchase price of the optioned land. During the nine months ended August 31, 2011, the effect of consolidation of these option contracts was a net increase of $13.5 million to consolidated inventory not owned with a corresponding increase to liabilities related to consolidated inventory not owned in our condensed consolidated balance sheet as of August 31, 2011. To reflect the purchase price of the inventory consolidated, we reclassified the related option deposits from land under development to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of August 31, 2011. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and our cash deposits. The increase to consolidated inventory not owned was offset by our exercise of options to acquire land under previously consolidated contracts, resulting in a net decrease in consolidated inventory not owned of $54.2 million for the nine months ended August 31, 2011.

Our exposure to loss related to our option contracts with third parties and unconsolidated entities consisted of our non-refundable option deposits and pre-acquisitions costs totaling $154.1 million and $157.4 million, respectively, at August 31, 2011 and November 30, 2010. Additionally, we had posted $45.2 million and $48.9 million, respectively, of letters of credit in lieu of cash deposits under certain option contracts as of August 31, 2011 and November 30, 2010.

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments have not changed materially from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended November 30, 2010.

We are subject to the usual obligations associated with entering into contracts (including option contracts) for the purchase, development and sale of real estate in the routine conduct of our business. Option contracts for the purchase of land generally enable us to defer acquiring portions of properties owned by third parties and unconsolidated entities until we have determined whether to exercise our option. This reduces our financial risk associated with land holdings. At August 31, 2011, we had access to 15,988 homesites through option contracts with third parties and unconsolidated entities in which we have investments. At August 31, 2011, we had $154.1 million of non-refundable option deposits and pre-acquisition costs related to certain of these homesites and $45.2 million of letters of credit posted in lieu of cash deposits under certain option contracts.

At August 31, 2011, we had letters of credit outstanding in the amount of $271.4 million (which included the $45.2 million of letters of credit discussed above). These letters of credit are generally posted either with regulatory bodies to guarantee our performance of certain development and construction activities, or in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral. Additionally, at August 31, 2011, we had outstanding performance and surety bonds related to site improvements at various projects (including certain projects in our joint ventures) of $639.9 million. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all of the development and construction activities are completed. As of August 31, 2011, there were approximately $315.9 million, or 49%, of costs to complete related to these site improvements. We do not presently anticipate any draws upon these bonds, but if any such draws occur, we do not believe they would have a material effect on our financial position, results of operations or cash flows.

Our Lennar Financial Services segment had a pipeline of loan applications in process of $614.3 million at August 31, 2011. Loans in process for which interest rates were committed to the borrowers and builder commitments for loan programs totaled approximately $324.7 million as of August 31, 2011. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers or because borrowers may not meet certain criteria at the time of closing, the total commitments do not necessarily represent future cash requirements.

Our Lennar Financial Services segment uses mandatory mortgage-backed securities (“MBS”) forward commitments, option contracts and investor commitments to hedge our mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments, option contracts and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At August 31, 2011, we had open commitments amounting to $378.8 million to sell MBS with varying settlement dates through November 2011.

(3) New Accounting Pronouncements

See Note 17 of our condensed consolidated financial statements included under Item 1 of this Report for a discussion of new accounting pronouncements applicable to our Company.

(4) Critical Accounting Policies

We believe that there have been no significant changes to our critical accounting policies during the nine months ended August 31, 2011, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended November 30, 2010. Even though our critical accounting policies have not changed in any significant way during the nine months ended August 31, 2011, the following provides additional disclosures about (1) our assessment that we are the primary beneficiary in the two LLCs formed in partnership with the FDIC in February 2010 and (2) our process to estimate the fair value for the real estate owned (“REO”) acquired through foreclosure of a loan receivable.

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

In accordance with ASC 810-10-65-2, we determined that we had an obligation to absorb losses of the LLCs that could potentially be significant to the LLCs or the right to receive benefits from the LLCs that could potentially be significant to the LLCs based on the following factors:

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

Changes in economic factors, consumer demand and market conditions, among other things, could materially impact estimates used in the third party appraisals and/or internally prepared analysis of recent offers or prices on comparable properties. Thus, estimates can differ significantly from the amounts ultimately realized by our Rialto segment from disposition of these assets. The amount by which the recorded investment in the loan is less than the REO’s fair value (net of estimated cost to sell if held-for-sale), is recorded as a gain on foreclosure in our condensed consolidated statement of operations. The amount by which the recorded investment in the loan is greater than the REO’s fair value (net of estimated cost to sell if held-for-sale) is initially recorded as an impairment in our condensed consolidated statement of operations.

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

Our Annual Report on Form 10-K for the year ended November 30, 2010 contains information about market risk under “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.” There has been no material changes in our exposure to market risks during the nine months ended August 31, 2011.

Item 4.	Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter that ended on August 31, 2011. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of August 31, 2011 to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Our CEO and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2011. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1 - 5.	Not applicable.

Item 6.	Exhibits.

31.1.	Rule 13a-14(a) certification by Stuart A. Miller, Chief Executive Officer.

31.2.	Rule 13a-14(a) certification by Bruce E. Gross, Vice President and Chief Financial Officer.

32.	Section 1350 certifications by Stuart A. Miller, Chief Executive Officer, and Bruce E. Gross, Vice President and Chief Financial Officer.

101.	The following financial statements from Lennar Corporation Quarterly Report on Form 10-Q for the quarter ended August 31, 2011, filed on October 10, 2011, were formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements.*

*	In accordance with Rule 406T of Regulation S-T, the XBRL related to information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

Lennar Corporation
(Registrant)

Date: October 11, 2011	/s/ Bruce E. Gross
Bruce E. Gross
Vice President and Chief Financial Officer

Date: October 11, 2011	/s/ David M. Collins
David M. Collins
Controller