Form 10-K
period 2011-11-30
LENNAR CORP /NEW/
filed 2012-01-30
CIK 920760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the registrant’s Class A and Class B common stock held by non-affiliates of the registrant (149,469,565 Class A shares and 9,676,616 Class B shares) as of May 31, 2011, based on the closing sale price per share as reported by the New York Stock Exchange on such date, was $2,984,597,504.

As of December 31, 2011, the registrant had outstanding 157,422,897 shares of Class A common stock and 31,303,195 shares of Class B common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Related Section	Documents
III	Definitive Proxy Statement to be filed pursuant to Regulation 14A on or before March 29, 2012.

PART I

Item 1.	Business.

Overview of Lennar Corporation

We are one of the nation’s largest homebuilders, a provider of financial services and through our Rialto Investments (“Rialto”) segment, an investor in distressed real estate assets. Our homebuilding operations include the construction and sale of single-family attached and detached homes, as well as the purchase, development and sale of residential land directly and through unconsolidated entities in which we have investments. We have grouped our homebuilding activities into five reportable segments, which we refer to as Homebuilding East, Homebuilding Central, Homebuilding West, Homebuilding Southeast Florida and Homebuilding Houston. Information about homebuilding activities in states in which our homebuilding activities are not economically similar to those in other states in the same geographic area is grouped under “Homebuilding Other.” Our reportable homebuilding segments and Homebuilding Other have operations located in:

East: Florida(1), Georgia, Maryland, New Jersey, North Carolina, South Carolina and Virginia

Central: Arizona, Colorado and Texas(2)

West: California and Nevada

Southeast Florida: Southeast Florida

Houston: Houston, Texas

Other: Illinois and Minnesota

(1)	Florida in the East reportable segment excludes Southeast Florida, which is its own reportable segment.
(2)	Texas in the Central reportable segment excludes Houston, Texas, which is its own reportable segment.

Our Financial Services reportable segment provides primarily mortgage financing, title insurance and closing services for both buyers of our homes and others. Substantially all of the loans we originate are sold within a short period in the secondary mortgage market on a servicing released, non-recourse basis. After the loans are sold, we retain potential liability for possible claims by purchasers that we breached certain limited industry-standard representations and warranties in the loan sale agreements. Our Financial Services segment operates generally in the same states as our homebuilding operations, as well as in other states.

Our Rialto reportable segment’s objective is to generate superior, risk-adjusted returns by focusing on commercial and residential real estate opportunities arising from dislocation in the United States real estate markets and the expected eventual restructuring and recapitalization of those markets. Our Rialto segment operations include sourcing, underwriting, pricing and ultimately monetizing real estate and real estate related assets, as well as providing similar services to others in markets across the country.

For financial information about our Homebuilding, Lennar Financial Services and Rialto operations, you should review Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is Item 7 of this Report, and our consolidated financial statements and the notes to our consolidated financial statements, which are included in Item 8 of this Report.

A Brief History of Our Company

We are a national homebuilder that operates in various states with deliveries of 10,845 new homes in 2011. Our company was founded as a local Miami homebuilder in 1954. We completed our initial public offering in 1971, and listed our common stock on the New York Stock Exchange in 1972. During the 1980s and 1990s, we entered and expanded operations in some of our current major homebuilding markets including California, Florida and Texas through both organic growth and acquisitions such as Pacific Greystone Corporation in 1997, amongst others. In 1997, we completed the spin-off of our commercial real estate business to LNR Property Corporation. In 2000, we acquired U.S. Home Corporation, which expanded our operations into New Jersey, Maryland, Virginia, Minnesota and Colorado and strengthened our position in other states. From 2002 through 2005, we acquired several regional homebuilders, which brought us into new markets and strengthened our position in several existing markets. During 2010 and 2011, we made several investments through our Rialto segment in distressed real estate assets to take advantage of opportunities arising from dislocation in the United States real estate market. Towards the end of 2011, we started-up operations in Portland, Oregon with purchases of distressed finished homesites and subsequent to November 30, 2011, we expanded our operations into the Seattle market with the acquisition of approximately 650 finished homesites in 20 communities from Premier Communities.

Recent Business Developments

Overview

During 2011, we continued to see a housing market that was trying to stabilize. We have seen demand for home purchases slowly return to the market place driven by a combination of low home prices and low interest rates as evidenced by our increase in new orders of 15% year over year during the second half of 2011.

We reported net earnings attributable to Lennar of $92.2 million, or $0.48 per diluted share, for the year ended November 30, 2011, compared to net earnings attributable to Lennar of $95.3 million, or $0.51 per diluted share, for the year ended November 30, 2010. In 2011, we remained focused on improving our core homebuilding business. We benefitted greatly from our strategic capital investments in new higher margin communities, which are outperforming the gross margins in our other communities. Our intense focus on efficient business practice through our Everything’s Included program, product re-engineering and selling, general and administrative expenses all contributed to a profitable year.

Our strong balance sheet and liquidity will allow us to capitalize on future opportunities as they present themselves. We also ended 2011 with $1.0 billion in Lennar Homebuilding cash and cash equivalents. We extended our debt maturities by issuing $350 million of 3.25% convertible senior notes due 2021 and subsequent to November 30, 2011 issued an additional $50 million to cover over-allotments. In addition, during the year we retired $249.0 million of senior notes and other debt.

During 2011, our Lennar Financial Services segment had operating earnings of $20.7 million, compared to $31.3 million in the same period last year. The decrease in operating earnings was primarily due to decreased volume in the segment’s mortgage operations. In addition, during 2010 our Lennar Financial Services segment received $5.1 million of proceeds from the previous sale of a cable system.

During 2011, our Rialto segment, which invests in distressed real estate opportunities, had operating earnings of $63.5 million (which included $28.9 million of net earnings attributable to noncontrolling interests), compared to $57.3 million (which included $33.2 million of net earnings attributable to noncontrolling interests) in 2010. The segment’s operating earnings came primarily from the FDIC Portfolios that we invested in and the Bank Portfolios that we purchased in 2010.

In 2010, our Rialto segment acquired indirectly 40% managing member equity interests in two limited liability companies (“LLCs”), in partnership with the Federal Deposit Insurance Corporation (“FDIC”), for approximately $243 million (net of transaction costs and a $22 million working capital reserve). The LLCs hold performing and non-performing distressed residential and commercial real estate loans (“FDIC Portfolios”). The FDIC retained a 60% equity interest in the LLCs and provided $626.9 million of financing with 0% interest, which is non-recourse to us and the LLCs. As of November 30, 2011, $219.4 million of cash collections on the loans in excess of expenses were deposited in a defeasance account, established for the repayment of the notes payable, under the agreement with the FDIC.

In 2010, our Rialto segment also acquired distressed residential and commercial real estate loans and real estate owned (“REO”) properties from three financial institutions (“Bank Portfolios”). We paid $310 million for the Bank Portfolios of which $124 million was financed through a 5-year senior unsecured note provided by one of the selling institutions.

In 2011, our Rialto segment had equity in earnings (loss) from unconsolidated entities of ($10.2) million related to our investment in the Alliance Bernstein L.P. (“AB”) Public-Private Investment Program (“PPIP”) fund, which included mark-to-market unrealized losses of $21.4 million, partially offset by $11.2 million of interest and other income earned by the AB PPIP fund. As of November 30, 2011 and 2010, the carrying value of our investment in the AB PPIP fund was $65.2 million and $77.3 million, respectively. AB PPIP fund was formed in 2010 under the Federal government’s PPIP to purchase real estate related securities from banks and other financial institutions. Rialto is a sub-advisor to the AB PPIP fund and receives management fees for its sub-advisory services. We committed to invest $75 million in the AB PPIP fund, of which the remaining outstanding commitment as of November 30, 2011 was $7.5 million. During the years ended November 30, 2011 and 2010, we invested $3.7 million and $63.8 million, respectively in the AB PPIP fund. Total equity commitments of approximately $1.2 billion were made by private investors in this fund, and the U.S. Treasury committed to a matching amount of approximately $1.2 billion of equity in the fund, and agreed to extend up to approximately $2.3 billion of debt financing.

In 2011, our Rialto segment also had equity in earnings (loss) from unconsolidated entities of $2.9 million related to the real estate investment fund (the “Fund”) that it closed in 2010 with initial equity commitments of $300 million (including $75 million committed by us). The Fund’s objective during its three-year investment period is to invest in distressed real estate assets and other related investments that fit within the Fund’s investment parameters. During 2011, the Fund acquired distressed real asset portfolios and invested in non-investment grade commercial mortgage-backed securities (“CMBS”) at a discount to par value and we contributed to the Fund $60.6 million of which $13.4 million was distributed back to us as a return of excess capital contributions as a result of new investors in the Fund. Total investor contributions to the Fund for the year ended November 30, 2011 were $387.8 million. As of November 30, 2011, the carrying value of our investment in the Fund was $50.1 million. As of November 30, 2011, the equity commitments of the Fund were $700 million (including the $75 million committed by us).

Homebuilding Operations

Overview

We primarily sell single-family attached and detached homes in communities targeted to first-time, move-up and active adult homebuyers. The average sales price of a Lennar home was $244,000 in fiscal 2011, compared to $243,000 in both fiscal 2010 and 2009. We operate primarily under the Lennar brand name.

Through our own efforts and those of unconsolidated entities in which Lennar Homebuilding has investments, we are involved in all phases of planning and building in our residential communities, including land acquisition, site planning, preparation and improvement of land and design, construction and marketing of homes. For additional information about our investments in and relationships with unconsolidated entities, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Report.

Inventory Impairments and Valuation Adjustments related to Lennar Homebuilding Investments in Unconsolidated Entities

We continued evaluating our balance sheet quarterly for possible impairment on an asset-by-asset basis during fiscal 2011. Based on our evaluations and assessments, during the years ended November 30, 2011, 2010 and 2009, we recorded the following inventory impairments:

	Years Ended November 30,
(In thousands)	2011	2010	2009
Valuation adjustments to finished homes, CIP and land on which we intend to build homes	$35,726	44,717	180,239
Valuation adjustments to land we intend to sell or have sold to third parties	456	3,436	95,314
Write-offs of option deposits and pre-acquisition costs	1,784	3,105	84,372

	$37,966	51,258	359,925

During the years ended November 30, 2011, 2010 and 2009, we recorded the following valuation adjustments related to Lennar Homebuilding investments in unconsolidated entities:

	Years Ended November 30,
(In thousands)	2011	2010	2009
Our share of valuation adjustments related to assets of Lennar Homebuilding unconsolidated entities	$8,869	10,461	101,893
Valuation adjustments to Lennar Homebuilding investments in unconsolidated entities	10,489	1,735	88,972

	$19,358	12,196	190,865

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

Lennar Homebuilding Investments in Unconsolidated Entities

For a number of years, we created and participated in joint ventures that acquired and developed land for our homebuilding operations, for sale to third parties or for use in their own homebuilding operations. Through these joint ventures, we reduced the amount we had to invest in order to assure access to potential future homesites, thereby mitigating certain risks associated with land acquisitions, and, in some instances, we obtained access to land to which we could not otherwise have obtained access or could not have obtained access on as favorable terms. Although these ventures initially served their intended purpose of risk mitigation, as the homebuilding market deteriorated and asset impairments resulted in the loss of equity, some of our joint venture partners became financially unable or unwilling to fulfill their obligations. During 2011, we continued to reevaluate all of our joint venture arrangements, with particular focus on those ventures with recourse indebtedness, and reduced the number of joint ventures in which we were participating as well as the recourse indebtedness of those joint ventures. As of November 30, 2011, we had reduced the number of Lennar Homebuilding unconsolidated joint ventures in which we were participating to 35 from 270 joint ventures at the peak in 2006 and reduced our maximum recourse debt exposure related to Lennar Homebuilding unconsolidated joint ventures to $108.7 million from $1,764.4 million at the peak in 2006. At November 30, 2011, our net recourse exposure related to Lennar Homebuilding unconsolidated entities was $74.9 million.

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

•

Acquiring land through option contracts, which generally enables us to control portions of properties owned by third parties (including land funds) and unconsolidated entities until we have determined whether to exercise the options;

•

Acquiring parcels of land through joint ventures, primarily to reduce and share our risk, among other factors, by limiting the amount of our capital invested in land, while increasing our access to potential future homesites and allowing us to participate in strategic ventures; and

•	Acquiring distressed assets from banks, government sponsored enterprises, opportunity funds and through relationships established by our Rialto segment.

At November 30, 2011, we owned 94,684 homesites and had access through option contracts to an additional 16,702 homesites, of which 8,314 were through option contracts with third parties and 8,388 were through option contracts with Lennar Homebuilding unconsolidated entities in which we have investments. At November 30, 2010, we owned 84,482 homesites and had access through option contracts to an additional 19,974 homesites, of which 8,490 were through option contracts with third parties and 11,484 were through option contracts with Lennar Homebuilding unconsolidated entities in which we had investments.

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

Marketing

We offer a diversified line of homes for first-time, move-up and active adult homebuyers available in a variety of environments ranging from urban infill communities to golf course communities. Our Everything’s Included® marketing program simplifies the homebuying experience by including desirable features as standard items. This marketing program enables us to differentiate our homes from those of our competitors by creating value through standard upgrades and competitive pricing, while reducing construction and overhead costs through a simplified manufacturing process, product standardization and volume purchasing. We sell our homes primarily from models that we have designed and constructed. During 2011, the homes we delivered had an average sales price of $244,000.

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

Deliveries

The table below indicates the number of deliveries for each of our current reportable homebuilding segments and Homebuilding Other during our last three fiscal years:

	Years Ended November 30,
	2011	2010	2009
East	4,576	4,539	4,095
Central	1,661	1,682	1,796
West	1,846	2,079	2,480
Southeast Florida	904	536	488
Houston	1,411	1,645	2,150
Other	447	474	469

Total	10,845	10,955	11,478

Of the total home deliveries listed above, 99, 96 and 56, respectively, represent deliveries from unconsolidated entities for the years ended November 30, 2011, 2010 and 2009.

Backlog

Backlog represents the number of homes under sales contracts. Homes are sold using sales contracts, which are generally accompanied by sales deposits. In some instances, purchasers are permitted to cancel sales contracts if they fail to qualify for financing or under certain other circumstances. We experienced a cancellation rate of 19% in 2011, compared to 17% and 18%, respectively, in 2010 and 2009. The cancellation rate for the year ended November 30, 2011 was within a range that is consistent with historical cancellation rates. Substantially all homes currently in backlog will be delivered in fiscal year 2012. We do not recognize revenue on homes under sales contracts until the sales are closed and title passes to the new homeowners.

The table below indicates the backlog dollar value for each of our current reportable homebuilding segments and Homebuilding Other as of the end of our last three fiscal years:

	Years Ended November 30,
(Dollars in thousands)	2011	2010	2009
East	$220,974	176,588	199,052
Central	65,256	52,923	36,158
West	97,292	58,072	143,868
Southeast Florida	52,013	39,035	13,702
Houston	79,800	58,822	60,876
Other	45,324	21,852	25,915

Total	$560,659	407,292	479,571

Of the dollar value of homes in backlog listed above, $1.0 million, $2.1 million and $7.2 million, respectively, represent the backlog dollar value from unconsolidated entities at November 30, 2011, 2010 and 2009.

Lennar Financial Services Operations

Mortgage Financing

We primarily originate conforming conventional, FHA-insured, VA-guaranteed residential mortgage loan products and other products to our homebuyers and others through our financial services subsidiaries, Universal American Mortgage Company, LLC and Eagle Home Mortgage, LLC, which are located generally in the same states as our homebuilding operations as well as other states. In 2011, our financial services subsidiaries provided loans to 78% of our homebuyers who obtained mortgage financing in areas where we offered services. Because of the availability of mortgage loans from our financial services subsidiaries, as well as independent mortgage lenders, we believe creditworthy purchasers of our homes have access to financing.

During 2011, we originated approximately 13,800 mortgage loans totaling $2.9 billion, compared to 15,200 mortgage loans totaling $3.3 billion during 2010. Substantially all of the loans we originate are sold within a short period in the secondary mortgage market on a servicing released, non-recourse basis. After the loans are sold, we retain potential liability for possible claims by purchasers that we breached certain limited industry-standard representations and warranties in the loan sale agreements. Therefore, we have limited direct exposure related to the residential mortgages we originate.

We have a corporate risk management policy under which we hedge our interest rate risk on rate-locked loan commitments and loans held-for-sale to mitigate exposure to interest rate fluctuations. We finance our mortgage loan activities with borrowings under our financial services warehouse repurchase facilities or from our operating funds. One of our 364-day warehouse repurchase facilities with a maximum aggregate commitment of $150 million and an additional uncommitted amount of $73 million matures in February 2012, and another 364-day warehouse repurchase facility with a maximum aggregate commitment of $175 million (plus a $25 million temporary accordion feature that expired December 31, 2011) matures in July 2012. We expect the facilities to be renewed or replaced with other facilities when they mature.

Title Insurance and Closing Services

We provide title insurance and closing services to our homebuyers and others. During 2011, we provided title and closing services for approximately 86,400 real estate transactions, and issued approximately 121,800 title insurance policies through our underwriter, North American Title Insurance Company, compared to 102,500 real estate transactions and 107,600 title insurance policies issued during 2010. Title and closing services are provided by agency subsidiaries in Arizona, California, Colorado, District of Columbia, Florida, Illinois, Kentucky, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Nevada, New Jersey, New York, Oklahoma, Pennsylvania, Texas, Utah, Virginia, Wisconsin and Wyoming. Title insurance services are provided in these same states, as well as in Alabama, Delaware, Georgia, Ohio, North Carolina, South Carolina and Tennessee.

Rialto Investments Operations

The Rialto segment is focused on acquisitions of distressed real estate and real estate related assets utilizing Rialto’s abilities to source, underwrite, price, manage and ultimately monetize such assets in markets across the United States. For more detail regarding the acquisitions and investments made by our Rialto segment during 2011, as well as its operations, refer to the Overview of Lennar Corporation section earlier in Item 1 of this Report.

Seasonality

We have historically experienced variability in our results of operations from quarter-to-quarter due to the seasonal nature of the homebuilding business.

Competition

The residential homebuilding industry is highly competitive. We compete for homebuyers in each of the market regions where we operate with numerous national, regional and local homebuilders, as well as with resales of existing homes and with the rental housing market. In recent years, lenders’ efforts to sell foreclosed homes have become an increasingly competitive factor within the homebuilding industry. We compete for homebuyers on the basis of a number of interrelated factors including location, price, reputation, amenities, design, quality and financing. In addition to competition for homebuyers, we also compete with other homebuilders for desirable properties, raw materials and access to reliable, skilled labor. We compete for land buyers with third parties in our efforts to sell land to homebuilders and others. We believe we are competitive in the market regions where we operate primarily due to our:

•	Balance sheet, where we continue to focus on inventory management and liquidity;

•	Access to land, particularly in land-constrained markets;

•	Access to distressed assets through relationships established by our Rialto segment;

•	Pricing to current market conditions through sales incentives offered to homebuyers;

•	Cost efficiencies realized through our national purchasing programs and production of value-engineered homes;

•	Quality construction and home warranty programs, which are supported by a responsive customer care team; and

•	Everything’s Included® marketing program, which simplifies the homebuying experience by including desirable features as standard items.

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

Rialto’s business of purchasing distressed assets is highly competitive and fragmented. A number of entities and funds have been formed recently for the purpose of acquiring real estate related assets at prices that reflect the depressed state of the real estate market, and it is likely that additional entities and funds will be formed for this purpose during the next several years. We compete with other purchasers of distressed assets. We compete in the marketplace for distressed asset portfolios based on many factors, including purchase price, representations, warranties and indemnities, timeliness of purchase decisions and reputation. We believe that our major distinction from the competition is that our team is made up of already in place managers who are already working out loans and dealing with similar borrowers. Additionally, because of the high content of loans made to developers, we believe having our homebuilding team participating in the underwriting process provides us with a distinct advantage in our evaluation of these assets. We believe that our experienced team and the infrastructure already in place, including our investment in a service provider, are ahead of our competitors. This has us well positioned for the large pipeline of opportunity that has been building.

Regulation

Homes and residential communities that we build must comply with state and local laws and regulations relating to, among other things, zoning, construction permits or entitlements, construction material requirements, density requirements, and requirements relating to building design and property elevation, building codes and handling of waste. These include laws requiring the use of construction materials that reduce the need for energy-consuming heating and cooling systems. These laws and regulations are subject to frequent change and often increase construction costs. In some instances, we must comply with laws that require commitments from us to provide roads and other offsite infrastructure to be in place prior to the commencement of new construction. These laws and regulations are usually administered by counties and municipalities and may result in fees and assessments or building moratoriums. In addition, certain new development projects are subject to assessments for schools, parks, streets and highways and other public improvements, the costs of which can be substantial. Also, some states are attempting to make homebuilders responsible for violations of wage and other labor laws by their subcontractors.

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

Compliance Policy

We have a Code of Business and Ethics that requires every associate (i.e., employee) and officer to at all times deal fairly with the Company’s customers, subcontractors, suppliers, competitors and associates, and states that all our associates, officers and directors are expected to comply at all times with all applicable laws, rules and regulations. Despite this, there are instances in which subcontractors or others through which we do business engage in practices that do not comply with applicable regulations and guidelines. There have been instances in which some of our associates were aware of these practices and did not take adequate steps to prevent them. When we learn of practices relating to homes we build or financing we provide that do not comply with applicable regulations or guidelines, we move actively to stop the non-complying practices as soon as possible and we have taken disciplinary action with regard to our associates who were aware of the practices and did not take steps to remedy them, including in some instances terminating their employment. Our Code of Business and Ethics also has procedures in place that allows whistleblowers to submit their concerns regarding our operations, financial reporting, business integrity or any other related matter anonymously to the Audit Committee of our Board of Directors and/or to the non-management directors of our Board of Directors, which is intended to give potential whistleblowers a means of making their concerns known without a possibility of retaliation.

Associates

At December 31, 2011, we employed 4,062 individuals of whom 2,180 were involved in the Lennar Homebuilding operations, 1,688 were involved in the Lennar Financial Services operations, and 194 were involved in the Rialto operations, compared to November 30, 2010, when we employed 4,108 individuals of whom 2,242 were involved in the Lennar Homebuilding operations and 1,763 were involved in Lennar Financial Services operations, and 103 were involved in the Rialto operations. We do not have collective bargaining agreements relating to any of our associates. However, we subcontract many phases of our homebuilding operations and some of the subcontractors we use have associates who are represented by labor unions.

Relationship with LNR Property Corporation

In 1997, we transferred our commercial real estate investment and management business to LNR Property Corporation (“LNR”), and spun-off LNR to our stockholders. As a result, LNR became a publicly-traded company, and the family of Stuart A. Miller, our Chief Executive Officer and a Director, which had voting control of our company, became the controlling shareholder of LNR.

Since the spin-off, we have entered into a number of joint ventures and other transactions with LNR. Many of the joint ventures were formed to acquire and develop land, part of which was subsequently sold to us or other homebuilders for residential building and part of which was subsequently sold to LNR for commercial development. In February 2005, LNR was acquired by a privately-owned entity. Although Mr. Miller’s family was required to purchase a 20.4% financial interest in that privately-owned entity, this interest was non-voting and neither Mr. Miller nor anyone else in his family was an officer or director, or otherwise was involved in the management, of LNR or its parent. Nonetheless, because the Miller family had a financial interest in LNR’s parent, we adopted a bylaw that required that all significant transactions with LNR, or entities in which it has an interest, be reviewed and approved by an Independent Directors Committee of our Board of Directors. In 2011, the Miller family ceased to have any interest in LNR or its parent. Accordingly, we anticipate that the bylaw requiring Independent Director Committee review of transactions involving LNR will be deleted.

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

In February 2007, LandSource admitted a new majority partner and, the joint venture obtained $1.6 billion of new non-recourse financing. The transaction resulted in a cash distribution to us of $707.6 million and a similar distribution to LNR. Our resulting ownership of LandSource was 16%.

In June 2008, LandSource and a number of its subsidiaries commenced proceedings under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Among other things, this resulted in termination of options we had to purchase land from LandSource. In July 2009, the United States Bankruptcy Court for the District of Delaware confirmed a plan of reorganization of LandSource under which LandSource was reorganized into a new company named Newhall Land Development, LLC, (“Newhall”), which emerged from Chapter 11 free of LandSource’s previous bank debt. As part of the reorganization, we invested $140 million in exchange for an approximately 15% equity interest in the reorganized Newhall, ownership in several communities that were formerly owned by LandSource, the settlement and release of any claims that might have been asserted against us and assignment to us of certain claims LandSource had against third parties.

NYSE Certification

We submitted our 2010 Annual CEO Certification to the New York Stock Exchange on April 13, 2011. The certification was not qualified in any respect.

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

Our website also includes printable versions of our Corporate Governance Guidelines, our Code of Business Conduct and Ethics and the charters for each of the Audit, Compensation and Nominating and Corporate Governance Committees of our Board of Directors. Each of these documents is also available in print to any stockholder who requests a copy by addressing a request to:

Lennar Corporation

Attention: Office of the General Counsel

700 Northwest 107th Avenue

Miami, Florida 33172

Item 1A.	Risk Factors.

The following are what we believe to be the principal risks that might materially affect us and our businesses.

Homebuilding Market and Economic Risks

The homebuilding industry has experienced a significant downturn over the last several years. A continuing reduced demand for new homes could adversely affect our sales volume and pricing even more than has occurred to date.

The homebuilding industry has experienced a significant downturn over the last several years. As a result, we have experienced a significant decline in demand for newly built homes in almost all of our markets. The number of homes we sold in 2011 was only 22% of the number of homes we sold in 2006 and our home sales revenues in 2011 were only 18% of what they were in 2006. This decline in demand, together with an oversupply of alternatives to new homes, such as rental properties and used homes (including foreclosed homes), has depressed prices and, at least through 2009, reduced margins. In 2010 and 2011, our margins improved to closer to their historically normal levels, but demand continued to be weak, in part because of limited availability of mortgage financing for potential homebuyers, and there continued to be a significant stock of used homes, including foreclosed homes. We have no basis for predicting how long demand and supply will remain out of balance in various homebuilding markets or whether sales volumes or pricing will ever return to pre-2007 levels.

Demand for new homes is sensitive to economic conditions over which we have no control, such as the availability of mortgage financing and the level of employment.

Demand for new homes is sensitive to changes in economic conditions such as the level of employment, consumer confidence, consumer income, the availability of financing and interest rate levels. During 2009, 2010 and 2011, the mortgage lending industry experienced significant instability. As a result of increased default rates, particularly (but not entirely) with regard to sub-prime and other non-conforming loans, and in part because of governmental pressures to improve capital ratios, many lenders have reduced their willingness to make, and tightened their credit requirements with regard to, residential mortgage loans. Fewer loan products, stricter loan qualification standards and higher down payment requirements have made it more difficult for many potential homebuyers to finance the purchase of homes, including those we build. Although our finance company subsidiaries offer mortgage loans to potential buyers of most of the homes we build, we may no longer be able to offer financing terms that are attractive to our potential buyers. Lack of availability of mortgage financing at acceptable rates reduces demand for the homes we build, including in some instances causing potential buyers to cancel contracts they have signed.

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

Mortgage defaults, particularly by homebuyers who financed homes using non-traditional financing products, are increasing the number of homes available for resale.

During the period of high demand prior to 2007, many homebuyers financed their purchases using non-traditional adjustable rate or interest only mortgages or other mortgages, including sub-prime mortgages, that involved, at least during initial years, monthly payments that were significantly lower than those required by conventional fixed rate mortgages. As a result, new homes became more affordable. However, as monthly payments for these homes have increased either as a result of increasing adjustable interest rates or as a result of principal payments coming due, some of these homebuyers have defaulted on their payments and had their homes foreclosed, which has increased the inventory of homes available for resale. This is likely to continue. Foreclosure sales and other distress sales may result in further declines in market prices for homes. In an environment of declining home prices, many homebuyers may delay purchases of homes in anticipation of lower prices in the future.

It has become more difficult for potential homebuyers to obtain mortgage financing, which is reducing demand for homes we offer.

Many lenders and other holders of mortgage loans have been adversely affected in recent years by a combination of reduced ability of homeowners to meet mortgage obligations and reduced value of the homes that secure mortgage loans. As a result, lenders and secondary market mortgage purchasers have eliminated most of their non-traditional and sub-prime financing products and increased the qualifications needed to obtain mortgage loans. In addition, if a home appraises for less than the sales price, a greater down-payment may need to be provided by the potential homebuyer in order to meet the lender requirement or the sales price may need to be reduced. Although mortgage interest rates were very low during 2010 and 2011, the factors that have made mortgage loans more difficult to obtain have had a material adverse effect on our sales volume.

We have had to take significant write-downs of the carrying values of land we own and of our investments in unconsolidated entities, and a continuing decline in land values could result in additional write-downs.

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

The combination of land inventory impairments, write-offs of option deposits and pre-acquisition costs and valuation adjustments relating to our investments in unconsolidated entities had a material negative effect on our operating results for fiscal 2007, 2008 and 2009, contributing to much of our net losses in those fiscal years. Write downs were significantly lower during 2010 and 2011 and many of the write downs were primarily as a result of changes in strategy and other developments regarding certain of our joint ventures. However, if market conditions deteriorate further or our strategies related to certain assets change, some of our assets may be subject to further write-downs in the future, decreasing the asset values reflected on our balance sheet and adversely affecting our earnings and our stockholders’ equity.

Inflation can adversely affect us, particularly in a period of declining home sale prices.

Inflation can have a long-term impact on us because increasing costs of land, materials and labor require us to attempt to increase the sale prices of homes in order to maintain satisfactory margins. Although the rate of inflation has been low for the last several years, some economists predict that government spending programs and other factors could lead to significant inflation in the future. An excess of supply over demand for new homes, such as the one we are currently experiencing, requires that we reduce prices, rather than increase them, but it does not necessarily result in reductions, or prevent increases, in the costs of materials and labor. The effect of cost increases that we cannot recover by increasing prices would be to reduce the margins on the homes we sell. That would make it more difficult for us to recover the full cost of previously purchased land, and could lead to significant further reductions in the value of our land inventory.

We face significant competition in our efforts to sell new homes.

The homebuilding industry is highly competitive. We compete in each of our markets with numerous national, regional and local homebuilders. This competition with other homebuilders can reduce the number of homes we deliver or cause us to accept reduced margins in order to maintain sales volume. We also compete with the resale of existing homes, including foreclosed homes (many of which had been owned by housing speculators) and rental housing.

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

Things done by subcontractors can expose us to warranty costs and other risks.

We rely on subcontractors to perform the actual construction of our homes, and in many cases, to select and obtain raw materials. Despite our detailed specifications and quality control procedures, in some cases, improper construction processes or defective materials, such as Chinese drywall, were used in the construction of our homes. When we find these issues, we repair them in accordance with our warranty obligations. Defective products widely used by the homebuilding industry can result in the need to perform extensive repairs to large numbers of homes. The cost of complying with our warranty obligations in these cases may be significant if we are unable to recover the cost of repair from subcontractors, materials suppliers and insurers.

We also can suffer reputational damage, and may be exposed to possible liability, if subcontractors fail to comply with all applicable laws, including laws involving things that are not within our control. When we learn about possibly improper practices by subcontractors, we try to cause the subcontractors to discontinue them. However, we are not always able to do that, and even when we can, it may not avoid claims against us relating to what the subcontractors had been doing.

Natural disasters and severe weather conditions could delay deliveries, increase costs and decrease demand for new homes in affected areas.

Many of our homebuilding operations are conducted in areas that are subject to natural disasters and severe weather. The occurrence of natural disasters or severe weather conditions can delay new home deliveries, increase costs by damaging inventories and negatively impact the demand for new homes in affected areas. If our insurance does not fully cover business interruptions or losses resulting from these events, our results of operations could be adversely affected.

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

We do not have a corporate credit line.

Our business requires that we be able to finance the development of our residential communities. In the past we have had a corporate credit facility (with Lennar Corporation as the borrower and most of our wholly-owned subsidiaries, other than finance company subsidiaries, as guarantors) that we used to help finance development activities. However, because of the decline in our land purchasing, development and building activities, and our ability to obtain debt and equity financing through the capital markets, we have had little need for the credit facility in recent years. Therefore, in February 2010, we terminated our $1.1 billion senior unsecured revolving credit facility in order to eliminate the cost of maintaining it (although, we established and continue to maintain letter of credit facilities). While we believe that under current circumstances, the funds we generate through our operations, together with our ability to sell debt and equity securities into capital markets, give us access to all the funds we need, if market conditions lead us to want to increase our homebuilding activities to a level that requires us to incur short-term borrowings, but we are not able to arrange a new credit facility, the absence of a credit facility may prevent us from taking full advantage of market opportunities.

We do not have an investment grade credit rating, which makes it more costly for us to sell debt securities.

Our ability to sell debt securities on favorable terms has been an important factor in financing our business and operations in a profitable manner. In 2007 and 2008, each of the principal credit rating agencies lowered our credit ratings, and as a result we no longer have investment grade ratings. This makes it more costly, and under some circumstances could make it more difficult, for us to access the debt capital markets for funds we may require in order to implement our business plans and achieve our growth objectives.

Despite not having an investment grade rating, during 2010 and 2011, we were able to sell debt securities in capital market transactions at significantly lower interest rates than in previous years. During 2010, we sold $250 million principal amount of 6.95% senior notes due 2018, $276.5 million of 2.00% convertible senior notes and $446 million of 2.75% convertible senior notes, both due in 2020. During 2011, we sold $350 million principal amount of 3.25% convertible senior notes due 2021, and we sold an additional $50 million principal amount shortly after November 30, 2011, when the initial purchasers of the 3.25% notes exercised an option to purchase additional notes to cover over-allotments. Despite the relatively low interest rates with regard to the notes we sold in 2010 and 2011, the rates probably would have been even lower if we had had an investment grade rating. If we were subject to further downgrades, that would exacerbate the cost and difficulty of accessing debt capital markets.

The repurchase warehouse credit facilities of our Financial Services segment will expire in 2012.

Our Lennar Financial Services segment has a 364-day warehouse repurchase facility with a maximum aggregate commitment of $150 million and an additional uncommitted amount of $73 million that matures in February 2012, and another 364-day warehouse repurchase facility with a maximum aggregate commitment of $175 million (plus a $25 million temporary accordion feature that expired December 31, 2011) that matures in July 2012. The Financial Services segment uses these facilities to finance its mortgage lending activities until the mortgage loans are sold to investors and expects both facilities to be renewed or replaced with other facilities when they mature. If we are unable to renew or replace these facilities when they mature, that could seriously impede the activities of our Financial Services segment, unless we are willing and able to provide the funds our Financial Services segment needs to finance its mortgage originations until the mortgages can be sold.

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

If a joint venture partner does not perform its obligations, we may be required to make significant financial expenditures or otherwise undertake the performance of obligations not satisfied by our partner at significant cost to us. Also, when we have guaranteed joint venture obligations, we have been given the right to be reimbursed by our joint venture partners for any amounts by which we pay more than our pro rata share of the joint ventures’ obligations. However, particularly when our joint venture partners were having financial problems, we often had difficulty collecting the sums they owed us, and therefore, we sometimes were required to pay a disproportionately large portion of the guaranteed amounts. In addition, because we lacked controlling interests in these joint ventures, we were usually unable to require that they sell assets, return invested capital or take any other action without the consent of at least one of our joint venture partners. As a result, without joint venture partner consent, we were unable to liquidate our joint venture investments to generate cash. Even if we were able to liquidate joint venture investments, the amounts received upon liquidation sometimes were insufficient to cover the costs we had incurred in satisfying joint venture obligations.

During 2007 through 2011, we have significantly reduced the number of joint ventures in which we participate and our exposure to recourse indebtedness of the remaining joint ventures. However, the risks to us from joint ventures in which we are a participant are likely to continue at least as long as the value of residential properties remains low.

The unconsolidated entities in which we have investments may not be able to modify the terms of their debt arrangements.

Some of the unconsolidated entities’ debt arrangements contain financial covenants they may not be able to meet. Additionally, certain joint venture loan agreements have minimum number of homesite takedown requirements in which the joint ventures are required to sell a minimum number of homesites over a stated period of time. Due to the deterioration of the homebuilding market, many of the joint ventures were required to repay, refinance, renegotiate or extend their loans. This action might be required, for example, in the case of an expired maturity date or a failure to comply with the loan’s covenants. There can be no assurance that the joint ventures will be able to finance, refinance, renegotiate or extend, on terms we and our joint venture partners deem acceptable. If joint ventures are unsuccessful in these efforts, we could be required to provide at least a portion of the funds the joint ventures need to be able to repay the loans.

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

Substantially all of the loans we originate are sold within a short period in the secondary mortgage market on a servicing released, non-recourse basis. After the loans are sold, we retain potential liability for possible claims by purchasers that we breached certain limited industry-standard representations and warranties in the loan sale agreements. The secondary mortgage market has been severely impacted by the decline in property values over the past several years. To date, our finance company subsidiaries have been able to sell substantially all the mortgages they have originated. If, however we became unable to sell loans into the secondary mortgage market or directly to Fannie Mae and Freddie Mac, we would either have to curtail our origination of mortgage loans, which among other things, could significantly reduce our ability to sell homes, or to commit our own funds to long term investments in mortgage loans, which could, among other things, delay the time when we recognize revenues from home sales on our statements of operations.

Our Financial Services segment has received demands that it repurchase mortgage loans it sold in the secondary mortgage market and we may be required to repurchase loans in excess of amounts reserved.

Particularly during 2009, 2010 and 2011, our Financial Services segment received demands that it repurchase certain loans that it sold to entities in the secondary mortgage market. The demands have related primarily to loans originated during 2005 through 2007 and are frequently based on assertions that information borrowers gave our Financial Services segment was not accurate. In many instances, we have successfully disputed the claims. However, in some instances we have settled claims to maintain our business relationships with the claimants or to avoid litigation costs. In other instances, there are active disputes regarding certain loans. While we believe we have significant defenses against virtually all of the currently unresolved repurchase demands, we have established a reserve based upon, among other things, an analysis of repurchase requests received, an estimate of potential repurchase claims not yet received, our actual past repurchases and losses through the disposition of affected loans. At November 30, 2011 and 2010, this reserve was $6.1 million and $9.9 million, respectively. If there is an unexpected increase in the amount of repurchase demands we receive, or if we are not able to resolve repurchase demands on a basis consistent with our experience to date, the cost to us with regard to the repurchase demands could exceed the reserve we have established.

Our Rialto segment invests in distressed real estate assets at significant discounts; however, if the real estate markets deteriorate significantly we could suffer losses.

Almost all the investments to date by our Rialto segment have involved acquisitions of portfolios of, or interests in portfolios of, distressed debt instruments and foreclosed properties. That is consistent with the Rialto segment’s objective of focusing on commercial and residential real estate opportunities arising from dislocations in the United States real estate markets and the restructuring and recapitalization of those markets. However, the Rialto segment’s investing in distressed debt and foreclosed properties presents many risks in addition to those inherent in normal lending activities, including the risk that the anticipated restructuring and recapitalization of the United States real estate markets will not take place for many years, the risk that defaults on debt instruments in which the Rialto segment invests will be greater than anticipated and the risk that if the Rialto segment has to liquidate its investments into the market, it will suffer severe losses in doing so. There is also the possibility that, even if the Rialto segment’s investments perform as expected, absence of a liquid market for these investments will result in a need to reduce the values at which they are carried on our financial statements.

If Rialto’s investments in real estate are not properly valued or sufficiently reserved to cover actual losses, or if we are required to increase our valuation reserves, our earnings could be reduced.

We obtain a valuation when a loan has been foreclosed upon and we take title to the property. The book value of the loan at the time of foreclosure and thereafter is compared to the updated market value of the foreclosed property less estimated selling costs (fair value). A charge-off is recorded for any excess in the asset’s book value over its fair value. If the valuation we establish for an asset is incorrect, the fair value of that investment in real estate may not be sufficient to recover the book value of such asset, resulting in the need for additional charge-offs. Additional material charge-offs to our investments in real estate could have a material adverse effect on our financial condition and results of operations.

Our operating results can be affected by changes in the value of the assets of a PPIP fund that is controlled by an unrelated third party.

We have an investment in a PPIP Fund regarding which our Rialto segment is a subadvisor, but which is principally advised by a company with which we have no affiliation. Because that PPIP fund is required to revalue its assets quarterly, and because the value of the PPIP fund’s assets fluctuates significantly from quarter to quarter, our operating results for a quarter can be materially affected by changes in value of the Fund’s assets.

There is substantial competition for the types of investments on which our Rialto segment is focused, and this may limit the ability of the Rialto segment to make investments on terms that are attractive to it.

Our Rialto segment, and a distressed real estate asset fund that it created and manages, currently are focused on investments in distressed mortgage debt, foreclosed properties and other real estate related assets that have been adversely affected by the dislocations during the last several years in the markets for real estate, mortgage loans and real estate related securities. Many of the opportunities to acquire these types of assets arise under programs involving co-investments with and financing provided by agencies of the Federal government. There are many firms and investment funds that are trying to acquire the types of assets on which our Rialto segment and the investment fund it manages are focused, and it is likely that a significant number of additional investment funds will be formed in the next year or more with the objective of acquiring those types of assets. At least some of the firms with which the Rialto segment competes, or will compete, for investment opportunities have, or will have, a cost of capital that is lower than that of the Rialto segment or the investment fund it manages, and therefore those firms may be able to pay more for investment opportunities than would be prudent for our Rialto segment or the investment fund it manages.

Our Rialto segment could be adversely affected by court and governmental responses to improper mortgage foreclosure procedures.

During recent years it appears that mortgage lenders and mortgage loan servicers have in a number of instances failed to comply with the requirements for obtaining and foreclosing mortgage loans. Although our Rialto segment owns or manages entities that own large numbers of mortgage loans, those loans all were acquired by our Rialto segment and the entities it manages within the past two years, and our Rialto segment has procedures designed to ensure that any mortgage foreclosures which it undertakes will comply with all applicable requirements. However, even if neither our Rialto segment nor any servicing organization it uses does anything improper in foreclosing mortgages held by the Rialto segment or entities it manages, reaction by courts and regulatory agencies against apparently widespread instances of improper mortgage foreclosure procedures could make it more difficult and more expensive for our Rialto segment to foreclose mortgages that secure loans that it or entities it manages own.

The ability of our Rialto segment to profit from the investments it makes may depend to a significant extent on its ability to manage resolutions related to the distressed mortgages and other real estate related assets.

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

The supply of real estate related assets available at discounts from normal prices will likely decrease if and when the real estate markets improve, which could require our Rialto segment to change its investment strategy.

The current strategy of our Rialto segment is to seek above normal risk adjusted returns by focusing on investments in commercial and residential real estate related assets that are available at below market prices because of the dislocations in the United States real estate markets over the past several years. A recovery of the real estate markets would probably benefit the investments the Rialto segment has made, but it probably would substantially reduce or end the availability of the types of investments the Rialto segment has made and currently is seeking. That would require the Rialto segment to rethink, and probably to change, its investment strategy.

Restrictions in agreements related to a fund that the Rialto segment manages could prevent the Rialto segment from making investments.

The Rialto segment manages the Rialto Real Estate Fund (the “Fund”), a fund that was formed to make investments in, among other things, distressed real estate related debt and foreclosed properties. In order to protect investors in the Fund against the possibility that we would keep attractive investment opportunities for ourselves instead of presenting them to the Fund, we agreed that we would not make investments that are suitable for the Fund except to the extent an Advisory Committee consisting of representatives of Fund investors decides that the Fund should not make particular investments. There is an exception that permits us to purchase properties for use in connection with our homebuilding operations. However, for several years the restrictions will prevent the Rialto segment from making investments in distressed mortgage loans or foreclosed properties other than through the Fund (of which we currently own approximately 10.7%), except to the extent the Advisory Committee decides the Fund should not make particular investments.

Fees received by our Rialto segment may not be reflected on our income statements.

Our Rialto segment has during the past year begun to focus primarily on managing assets for investment funds, rather than acquiring the assets itself. Under recent changes in generally accepted accounting principles, there is a substantial possibility that we will be required to include some or all of the funds managed by the Rialto segment in our consolidated financial statements, even if we have little or no ownership interest in the funds. To the extent our consolidated financial statements include net assets or net income or losses of funds the Rialto segment manages, they will also show the portion of the net assets or the net income or losses that is allocable to non-controlling interests (i.e., the owners of interests in the funds). However, to the extent our Rialto segment receives fees for managing the funds that are eliminated when the funds’ financial statements are included in our consolidated financial statements, that fee income will not be reflected on our consolidated income statements.

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

Our homebuyers’ ability to qualify for and obtain affordable mortgages could be impacted by changes made by government sponsored entities and private mortgage insurance companies supporting the mortgage market.

Changes made by Fannie Mae, Freddie Mac, FHA/VA sponsored mortgage programs, as well as changes made by private mortgage insurance companies, have reduced the ability of many potential homebuyers to qualify for mortgages. Principal among these have been tighter lending standards such as higher income requirements, larger required down payments, increased reserves and higher required credit scores. Higher income requirements reduce the amounts for which some homebuyers can qualify when buying new homes. Larger down payment requirements and increased asset reserve thresholds appear to be preventing or delaying some homebuyers from entering the market. Increased credit score requirements eliminate a segment of potential homebuyers.

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

We are subject to extensive and complex laws and regulations that affect the land development and homebuilding process, including laws and regulations related to zoning, permitted land uses, levels of density, building design, elevation of properties, water and waste disposal and use of open spaces. In addition, we are subject to laws and regulations related to workers’ health and safety, and there are efforts to subject us to other labor related laws or rules, some of which may make us responsible for things done by our subcontractors over which we have little or no control. We also are subject to a variety of local, state and federal laws and regulations concerning the protection of health and the environment. In some of the markets where we operate, we are required by law to pay environmental impact fees, use energy-saving construction materials and give commitments to municipalities to provide certain infrastructure such as roads and sewage systems. We generally are required to obtain permits, entitlements and approvals from local authorities to commence and carry out residential development or home construction. Such permits, entitlements and approvals may, from time-to-time, be opposed or challenged by local governments, neighboring property owners or other interested parties, adding delays, costs and risks of non-approval to the process. Our obligation to comply with the laws and regulations under which we operate, and our need to ensure that our associates, subcontractors and other agents comply with these laws and regulations, could result in delays in construction and land development, cause us to incur substantial costs and prohibit or restrict land development and homebuilding activity in certain areas in which we operate. Budget reductions by state and local governmental agencies may increase the time it takes to obtain required approvals and therefore may aggregate the delays we could encounter.

We can be injured by failures of persons who act on our behalf to comply with applicable regulations and guidelines.

Although we expect all of our associates (i.e., employees), officers and directors to comply at all times with all applicable laws, rules and regulations, there may be instances in which subcontractors or others through whom we do business engage in practices that do not comply with applicable regulations or guidelines. When we learn of practices relating to homes we build or financing we provide that do not comply with applicable regulations or guidelines, we move actively to stop the non-complying practices as soon as possible and we have taken disciplinary action with regard to associates of ours who were aware of the practices and did not take steps to address them, including in some instances terminating their employment. However, regardless of the steps we take after we learn of practices that do not comply with applicable regulations or guidelines, we can in some instances be subject to fines or other governmental penalties, and our reputation can be injured, due to the practices’ having taken place.

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

Stuart A. Miller, our Chief Executive Officer and a Director, has voting control, through personal holdings and family-owned entities, of Class A and Class B common stock that enables Mr. Miller to cast approximately 46% of the votes that may be cast by the holders of our outstanding Class A and Class B common stock combined. That effectively gives Mr. Miller the power to control the election of our directors and the approval of matters that are presented to our stockholders. Mr. Miller’s voting power might discourage someone from acquiring us or from making a significant equity investment in us, even if we needed the investment to meet our obligations and to operate our business. Also, because of his voting power, Mr. Miller may be able to authorize actions that are contrary to our other stockholders’ desires.

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

Under the Internal Revenue Code, if there is a greater than 50% change of ownership of our stock during any three-year period caused by more than 5% shareholders, our ability to utilize NOL carryforwards would be limited to the market value of our company at the time of the change in ownership times the long-term federal tax exempt rate. This change of ownership limitation can occur as a result of purchases and sales in the market by persons who become owners of more than 5% of our stock, even without anybody becoming a new majority owner. During the past three years, there have not been any significant changes in our holdings by 5% shareholders. However, it is possible that as a result of future stock trading, within a three-year period buyers could acquire in the market 5% or greater ownership interests in our stock totaling more than 50%. If that occurred, our ability to apply our tax loss carryforwards could become limited.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Executive Officers of Lennar Corporation

The following individuals are our executive officers as of January 30, 2012:

Name	Position	Age
Stuart A. Miller	Chief Executive Officer	54
Richard Beckwitt	President	52
Jonathan M. Jaffe	Vice President and Chief Operating Officer	52
Bruce E. Gross	Vice President and Chief Financial Officer	53
Diane J. Bessette	Vice President and Treasurer	51
Mark Sustana	Secretary and General Counsel	50
David M. Collins	Controller	42

Mr. Miller is one of our Directors and has served as our Chief Executive Officer since 1997. Mr. Miller served as our President from 1997 to April 2011. Before 1997, Mr. Miller held various executive positions with us.

Mr. Beckwitt served as our Executive Vice President since from March 2006 to 2011. Since April 2011, Mr. Beckwitt has served as our President. As our Executive Vice President and then our President, Mr. Beckwitt has been involved in all operational aspects of our company. Mr. Beckwitt served on the Board of Directors of D.R. Horton, Inc. from 1993 to November 2003. From 1993 to March 2000, he held various executive officer positions at D.R. Horton, including President of the company. From March 2000 to April 2003, Mr. Beckwitt was the owner and principal of EVP Capital, L.P., (a venture capital and real estate advisory company). Mr. Beckwitt retired in May 2003 to design and personally construct a second home in Maine.

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

We are party to various claims and lawsuits which arise in the ordinary course of business, but we do not consider the volume of our claims and lawsuits unusual given the number of homes we deliver and the fact that the lawsuits often relate to homes delivered several years before the lawsuits are commenced. Although the specific allegations in the lawsuits differ, they most commonly involve claims that we failed to construct homes in particular communities in accordance with plans and specifications or applicable construction codes and seek reimbursement for sums allegedly needed to remedy the alleged deficiencies, assert contract issues or relate to personal injuries. Lawsuits of these types are common within the homebuilding industry. We are a plaintiff in many cases in which we seek contribution from our subcontractors for home repair costs. The costs incurred by us in construction defect lawsuits are offset by warranty reserves, our third party insurers, subcontractor insurers and indemnity contributions from subcontractors. We do not believe that the ultimate resolution of these claims or lawsuits will have a material adverse effect on our business, financial position, results of operations or cash flows. From time-to-time, we also receive notices from environmental agencies or other regulators regarding alleged violations of environmental or other laws. We typically settle these matters before they reach litigation for amounts that are not material to us.

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

Our Class A and Class B common stock are listed on the New York Stock Exchange under the symbols “LEN” and “LEN.B,” respectively. The following table shows the high and low sales prices for our Class A and Class B common stock for the periods indicated, as reported by the NYSE, and cash dividends declared per share:

	Class A Common Stock High/Low Prices		Cash Dividends Per Class A Share
Fiscal Quarter	2011	2010	2011	2010
First	$21.54 - 15.41	$17.88 - 11.56	4¢	4¢
Second	$20.60 - 17.34	$21.79 - 15.86	4¢	4¢
Third	$19.10 - 12.39	$17.16 - 11.93	4¢	4¢
Fourth	$18.82 - 12.14	$16.61 - 13.42	4¢	4¢

	Class B Common Stock High/Low Prices		Cash Dividends Per Class B Share
Fiscal Quarter	2011	2010	2011	2010
First	$17.40 - 12.43	$14.25 - 8.63	4¢	4¢
Second	$16.75 - 14.00	$18.07 - 12.71	4¢	4¢
Third	$15.46 - 9.30	$14.18 - 9.25	4¢	4¢
Fourth	$14.36 - 8.95	$13.61 - 10.74	4¢	4¢

As of December 31, 2011, the last reported sale price of our Class A common stock was $19.65 and the last reported sale price of our Class B common stock was $15.58. As of December 31, 2011, there were approximately 940 and 680 holders of record, respectively, of our Class A and Class B common stock.

On January 12, 2012, our Board of Directors declared a quarterly cash dividend of $0.04 per share for both our Class A and Class B common stock, which is payable on February 10, 2012 to holders of record at the close of business on January 27, 2012. Our Board of Directors evaluates each quarter the decision whether to declare a dividend and the amount of the dividend.

In June 2001, our Board of Directors authorized a stock repurchase program to permit future purchases of up to 20 million shares of our outstanding common stock. During the three months and year ended November 30, 2011, there were no shares repurchased under this program. At November 30, 2011, we still had authorization to purchase up to 6.2 million shares under the program.

The information required by Item 201(d) of Regulation S-K is provided in Item 12 of this Report.

Performance Graph

The following graph compares the five-year cumulative total return of our Class A common stock with the Dow Jones U.S. Home Construction Index and the Dow Jones U.S. Total Market Index. The graph assumes $100 invested on November 30, 2006 in our Class A common stock, the Dow Jones U.S. Home Construction Index and the Dow Jones U.S. Total Market Index, and the reinvestment of all dividends.

	2006	2007	2008	2009	2010	2011
Lennar Corporation	$100	28	13	24	29	35
Dow Jones U.S. Home Construction Index	$100	41	28	34	30	33
Dow Jones U.S. Total Market Index	$100	108	66	84	95	102

Item 6.	Selected Financial Data.

The following table sets forth our selected consolidated financial and operating information as of or for each of the years ended November 30, 2007 through 2011. The information presented below is based upon our historical financial statements.

	At or for the Years Ended November 30,
(Dollars in thousands, except per share amounts)	2011	2010	2009	2008	2007

Results of Operations:
Revenues:
Lennar Homebuilding	$2,675,124	2,705,639	2,834,285	4,263,038	9,730,252
Lennar Financial Services	$255,518	275,786	285,102	312,379	456,529
Rialto Investments	$164,743	92,597	—	—	—
Total revenues	$3,095,385	3,074,022	3,119,387	4,575,417	10,186,781
Operating earnings (loss):
Lennar Homebuilding (1)	$109,044	100,060	(676,293)	(404,883)	(2,912,072)
Lennar Financial Services (2)	$20,729	31,284	35,982	(30,990)	6,120
Rialto Investments	$63,457	57,307	(2,528)	—	—
Corporate general and administrative expenses	$95,256	93,926	117,565	129,752	173,202
Earnings (loss) before income taxes	$97,974	94,725	(760,404)	(565,625)	(3,079,154)
Net earnings (loss) attributable to Lennar (3)	$92,199	95,261	(417,147)	(1,109,085)	(1,941,081)
Diluted earnings (loss) per share	$0.48	0.51	(2.45)	(7.01)	(12.31)
Cash dividends declared per each - Class A and Class B common stock	$0.16	0.16	0.16	0.52	0.64

Financial Position:
Total assets	$9,154,671	8,787,851	7,314,791	7,424,898	9,102,747
Debt:
Lennar Homebuilding	$3,362,759	3,128,154	2,761,352	2,544,935	2,295,436
Rialto Investments	$765,541	752,302	—	—	—
Lennar Financial Services	$410,134	271,678	217,557	225,783	541,437
Stockholders’ equity	$2,696,468	2,608,949	2,443,479	2,623,007	3,822,119
Total equity	$3,303,525	3,194,383	2,558,014	2,788,753	3,850,647
Shares outstanding (000s)	188,403	186,636	184,896	160,558	159,887
Stockholders’ equity per share	$14.31	13.98	13.22	16.34	23.91

Lennar Homebuilding Data (including unconsolidated entities):
Number of homes delivered	10,845	10,955	11,478	15,735	33,283
New Orders	11,412	10,928	11,510	13,391	25,753
Backlog of home sales contracts	2,171	1,604	1,631	1,599	4,009
Backlog dollar value	$560,659	407,292	479,571	456,270	1,384,137

(1)	Lennar Homebuilding operating earnings (loss) include $38.0 million, $51.3 million, $359.9 million, $340.5 million and $2,445.1 million, respectively, of valuation adjustments for the years ended November 30, 2011, 2010, 2009, 2008 and 2007. In addition, it includes $8.9 million, $10.5 million, $101.9 million, $32.2 million and $364.2 million, respectively, of valuation adjustments related to assets of unconsolidated entities in which we have investments for the years ended November 30, 2011, 2010, 2009, 2008 and 2007, and $10.5 million, $1.7 million, $89.0 million, $172.8 million and $132.2 million, respectively, of valuation adjustments to our investments in unconsolidated entities for the years ended November 30, 2011, 2010, 2009, 2008 and 2007. During the year ended November 30, 2007, Lennar Homebuilding operating loss also includes $190.2 million of goodwill impairments.
(2)	Lennar Financial Services operating loss for the year ended November 30, 2008 includes a $27.2 million impairment of the Lennar Financial Services segment’s goodwill.
(3)	Net earnings (loss) attributable to Lennar for the years ended November 30, 2011 and 2010 include $14.6 million and $25.7 million, respectively, of benefit for income taxes, primarily due to settlements with various taxing authorities. Net earnings (loss) attributable to Lennar for the year ended November 30, 2009 primarily include a partial reversal of our deferred tax asset valuation allowance of $351.8 million, primarily due to a change in tax legislation, which allowed us to carryback our fiscal year 2009 tax loss to recover previously paid income taxes. Net earnings (loss) attributable to Lennar for the year ended November 30, 2008 include a $730.8 million valuation allowance recorded against our deferred tax assets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Outlook

As we closed out fiscal 2011 and commenced operations in 2012, we have seen fundamental shifts and resulting trends that indicate the housing market has started to stabilize. This stabilization has been driven by a combination of low home prices and low interest rates, making the decision for qualified homebuyers to buy a home more attractive than the escalating cost of renting. In many markets, the all-inclusive cost of homeownership including principal, interest, taxes, mortgage and property insurance and community association costs is lower than the rising rental rates for comparable space. Also, buying with a fixed-rate mortgage provides greater living cost stability than renting. Overall, we are experiencing more traffic in our communities, and have seen a more consistent sales pace at stabilized prices during the fourth quarter of fiscal 2011 and into fiscal 2012 as reflected in our fiscal 2011 fourth quarter new orders and sales backlog, which increased 20% and 35%, respectively, from the prior year.

In fiscal 2012, our principal focus in our homebuilding operations will continue to be on maintaining and improving our operating margin on the homes we sell. We have taken steps over the past several years to reduce costs and right-size our overhead structure. We have also repositioned our product offering to target first-time and value-focused homebuyers. In addition, we continue to invest in carefully underwritten strategic land acquisitions in well-positioned markets that will continue to support our homebuilding operations going forward. Our Financial Services segment will continue to transition for recovery while remaining profitable, as it did in fiscal 2011, and our Rialto Investments segment also produced profitability during fiscal 2011 as it continued to grow its business. In addition, the Rialto Investment segment completed raising money for its first fund during the fourth quarter of fiscal 2011, and ended fiscal 2011 with a $700 million pool of capital that is being invested in strategic assets and is expected to drive future profitability.

As we enter fiscal 2012, we believe that all the segments of our company are well positioned. Our homebuilding operations are on track to achieve profitability in 2012 as the housing market stabilizes and ultimately recovers and our financial services and Rialto Investments segments will continue to enhance our earnings.

Results of Operations

Overview

Our net earnings attributable to Lennar in 2011 were $92.2 million, or $0.48 per basic and diluted share, compared to $95.3 million, or $0.51 per basic and diluted share, in 2010.

The following table sets forth financial and operational information for the years indicated related to our operations.

	Years Ended November 30,
(Dollars in thousands)	2011	2010	2009
Lennar Homebuilding revenues:
Sales of homes	$2,624,785	2,631,314	2,776,850
Sales of land	50,339	74,325	57,435

Total Lennar Homebuilding revenues	2,675,124	2,705,639	2,834,285

Lennar Homebuilding costs and expenses:
Cost of homes sold	2,101,414	2,113,393	2,524,850
Cost of land sold	42,611	52,968	236,277
Selling, general and administrative	384,798	376,962	449,259

Total Lennar Homebuilding costs and expenses	2,528,823	2,543,323	3,210,386

Lennar Homebuilding operating margins	146,301	162,316	(376,101)
Lennar Homebuilding equity in loss from unconsolidated entities	(62,716)	(10,966)	(130,917)
Lennar Homebuilding other income (expense), net	116,109	19,135	(98,425)
Other interest expense	(90,650)	(70,425)	(70,850)

Lennar Homebuilding operating earnings (loss)	$109,044	100,060	(676,293)

Lennar Financial Services revenues	$255,518	275,786	285,102
Lennar Financial Services costs and expenses	234,789	244,502	249,120

Lennar Financial Services operating earnings	$20,729	31,284	35,982

Rialto Investments revenues	$164,743	92,597	—
Rialto Investments costs and expenses	132,583	67,904	2,528
Rialto Investments equity in earnings (loss) from unconsolidated entities	(7,914)	15,363	—
Rialto Investments other income, net	39,211	17,251	—

Rialto Investments operating earnings (loss)	$63,457	57,307	(2,528)

Total operating earnings (loss)	$193,230	188,651	(642,839)
Corporate general administrative expenses	95,256	93,926	117,565

Earnings (loss) before income taxes	$97,974	94,725	(760,404)

Net earnings (loss) attributable to Lennar	$92,199	95,261	(417,147)

Gross margin as a % of revenue from home sales	19.9%	19.7%	9.1%

S,G&A expenses as a % of revenues from home sales	14.7%	14.3%	16.2%

Operating margin as a % of revenues from home sales	5.3%	5.4%	(7.1)%

Gross margin as a % of revenue from home sales excluding valuation adjustments (1)	21.3%	21.4%	15.6%

Operating margin as a % of revenues from home sales excluding valuation adjustments (1)	6.6%	7.1%	(0.6)%

Average sales price	$244,000	243,000	243,000

(1)	Gross margin as a percentage of revenues from home sales excluding valuation adjustments and operating margin as a percentage of revenues from home sales excluding valuation adjustments are non-GAAP financial measures disclosed by certain of our competitors and have been presented because we find it useful in evaluating our performance and believe that it helps readers of our financial statements compare our operations with those of our competitors. See the Non-GAAP Financial Measures section.

2011 versus 2010

For both the years ended November 30, 2011 and 2010, revenues from home sales were $2.6 billion. There was a 1% increase in the average sales price of homes delivered, offset by a 1% decrease in the number of home deliveries, excluding unconsolidated entities. New home deliveries, excluding unconsolidated entities, decreased to 10,746 homes in the year ended November 30, 2011 from 10,859 homes last year. The decrease in home deliveries was primarily in our Homebuilding Houston and Homebuilding West segments and Homebuilding Other as a result of the absence of the Federal homebuyer tax credit, partially offset by an increase in home deliveries in our Homebuilding Southeast Florida segment. The increase in deliveries in our

Homebuilding Southeast Florida segment was the result of an increase in home deliveries from communities acquired in the prior year that had sales but only a small amount of deliveries during the year ended November 30, 2010. The average sales price of homes delivered increased to $244,000 in the year ended November 30, 2011 from $243,000 in the same period last year, driven primarily by an increase in the average sales price of home deliveries in all of our Homebuilding segments and Homebuilding Other, except for our Homebuilding West segment, primarily due to a higher percentage of home deliveries in higher priced communities. This increase was partially offset by a reduction in average sales price in our Homebuilding West segment due to a shift to smaller square footage homes generating a lower average sales price. Sales incentives offered to homebuyers were $33,700 per home delivered in the year ended November 30, 2011, or 12.1% as a percentage of home sales revenue, compared to $32,800 per home delivered in the same period last year, or 11.9% as a percentage of home sales revenue. Currently, our biggest competition is from the sales of existing and foreclosed homes. We differentiate our new homes from those homes by issuing new home warranty, and in certain markets emphasizing energy efficiency and new technology such as keyless door locks and lighting and thermostats controlled remotely from outside the home.

Gross margins on home sales were $523.4 million, or 19.9%, in the year ended November 30, 2011, which included $35.7 million of valuation adjustments, compared to gross margins on home sales of $517.9 million, or 19.7%, in the year ended November 30, 2010, which included $44.7 million of valuation adjustments. Gross margins on home sales, excluding valuation adjustments, were $559.1 million, or 21.3%, in the year ended November 30, 2011, compared to $562.6 million, or 21.4%, in the year ended November 30, 2010. Gross margins on home sales excluding valuation adjustments is a non-GAAP financial measure, which is discussed in the Non-GAAP Financial Measures section.

Gross profits on land sales totaled $7.7 million in the year ended November 30, 2011, net of $0.5 million of valuation adjustments and $1.8 million in write-offs of deposits and pre-acquisition costs, compared to gross profits on land sales of $21.4 million in the year ended November 30, 2010, primarily due to a $14.1 million reduction of an obligation related to a profit participation agreement. Gross profits on land sales for the year ended November 30, 2010 were net of $3.4 million of valuation adjustments and $3.1 million in write-offs of deposits and pre-acquisition costs.

Selling, general and administrative expenses were $384.8 million in the year ended November 30, 2011, which included $8.4 million related to additional expenses associated with remedying pre-existing liabilities of a previously acquired company, offset by $8.0 million related to the receipt of a settlement discussed below. Selling, general and administrative expenses were $377.0 million in the year ended November 30, 2010. Selling, general and administrative expenses as a percentage of revenues from home sales increased to 14.7% in the year ended November 30, 2011, from 14.3% in 2010.

Lennar Homebuilding equity in loss from unconsolidated entities was $62.7 million in the year ended November 30, 2011, which primarily included our share of valuation adjustments of $57.6 million related to an asset distribution from a Lennar Homebuilding unconsolidated entity as the result of a linked transaction. This was offset by a pre-tax gain of $62.3 million included in Lennar Homebuilding other income (expense), net, related to that unconsolidated entity’s net asset distribution. The transaction resulted in a net pre-tax gain of $4.7 million. In addition, Lennar Homebuilding equity in loss from unconsolidated entities included $8.9 million of valuation adjustments related to assets of Lennar Homebuilding’s unconsolidated entities, offset by our share of a gain on debt extinguishment at one of Lennar Homebuilding’s unconsolidated entities totaling $15.4 million. In the year ended November 30, 2010, Lennar Homebuilding equity in loss from unconsolidated entities was $11.0 million, which included $10.5 million of valuation adjustments related to assets of Lennar Homebuilding unconsolidated entities, partially offset by a net pre-tax gain of $7.7 million as a result of a transaction by one of Lennar Homebuilding’s unconsolidated entities.

Lennar Homebuilding other income (expense), net, totaled $116.1 million in the year ended November 30, 2011, which included the $62.3 million pre-tax gain discussed above and $29.5 million related to the receipt of a settlement. The parties to certain litigation in which the Company was plaintiff entered into a settlement agreement in which they agreed the Company may make the following statement: “Lennar recently settled litigation against a third party in connection with Lennar’s ongoing dispute with Nicolas Marsch, III and his affiliates. As a result of the settlement, the third party paid Lennar total cash consideration of $37.5 million and that the terms are confidential.” Lennar Homebuilding other income (expense), net, in the year ended November 30, 2011 also included $5.1 million related to the favorable resolution of a joint venture and the recognition of $10.0 million of deferred management fees related to management services previously performed for one of Lennar Homebuilding’s unconsolidated entities. These amounts were partially offset by $10.5 million of valuation adjustments to our investments in Lennar Homebuilding’s unconsolidated entities. In the year ended November 30, 2010, Lennar Homebuilding other income (expense), net, was $19.1 million, which included a $19.4 million pre-tax gain on the extinguishment of other debt and other income, partially offset by a pre-tax loss of $10.8 million related to the repurchase of senior notes through a tender offer.

Homebuilding interest expense was $163.0 million in the year ended November 30, 2011 ($70.7 million was included in cost of homes sold, $1.6 million in cost of land sold and $90.7 million in other interest expense), compared to $143.9 million in the year ended November 30, 2010 ($71.5 million was included in cost of homes sold, $2.0 million in cost of land sold and $70.4 million in other interest expense). Interest expense increased primarily due to an increase in our outstanding debt compared to the same period last year.

Operating earnings for our Lennar Financial Services segment were $20.7 million in the year ended November 30, 2011, compared to operating earnings of $31.3 million in the same period last year. The decrease in profitability was due primarily to decreased volume in the segment’s mortgage operations. In addition, in the year ended November 30, 2010, our Lennar Financial Services segment received $5.1 million of proceeds from the previous sale of a cable system.

In the year ended November 30, 2011, operating earnings in our Rialto Investments segment were $63.5 million (which included $28.9 million of net earnings attributable to noncontrolling interests), compared to operating earnings of $57.3 million (which included $33.2 million of net earnings attributable to noncontrolling interests) in the same period last year. In the year ended November 30, 2011, revenues in this segment were $164.7 million, which consisted primarily of accretable interest income associated with the segment’s portfolio of real estate loans and fees for managing and servicing assets, compared to revenues of $92.6 million in the same period last year. In the year ended November 30, 2011, Rialto Investments other income, net, was $39.2 million, which consisted primarily of gains from acquisition of real estate owned (“REO”) through foreclosure, as well as gains from real estate sales, partially offset by expenses related to owning and maintaining those assets, and a $4.7 million gain on the sale of investment securities. In the year ended November 30, 2010, Rialto Investments other income, net, was $17.3 million, which consisted primarily of gains from acquisition of real estate owned through foreclosure as well as gains from real estate sales.

The segment also had equity in earnings (loss) from unconsolidated entities of ($7.9) million in the year ended November 30, 2011, consisting primarily of $21.4 million of unrealized losses related to our share of the mark-to-market adjustments of the investment portfolio underlying the AllianceBernstein L.P. (“AB”) fund formed under the Federal government’s Public-Private Investment Program (“PPIP”), partially offset by interest and other income earned by the AB PPIP fund and $2.9 million of equity in earnings related to the Rialto Investments Real Estate Fund (the “Fund”). This compares to equity in earnings (loss) from unconsolidated entities of $15.4 million in the same period last year, which included $9.3 million of unrealized gains related to our share of the mark-to-market adjustments of AB PPIP investments. In the year ended November 30, 2011, expenses in this segment were $132.6 million, which consisted primarily of costs related to its portfolio operations, due diligence expenses related to both completed and abandoned transactions, and other general and administrative expenses, compared to expenses of $67.9 million in the same period last year.

Corporate general and administrative expenses were $95.3 million, or 3.1% as a percentage of total revenues, in the year ended November 30, 2011, compared to $93.9 million, or 3.1% as a percentage of total revenues, in the year ended November 30, 2010.

Net earnings (loss) attributable to noncontrolling interests were $20.3 million and $25.2 million, respectively, in the year ended November 30, 2011 and 2010. Net earnings attributable to noncontrolling interests during both the years ended November 30, 2011 and 2010 were primarily related to the FDIC’s interest in the portfolio of real estate loans that we acquired in partnership with the FDIC.

A reduction of the carrying amounts of deferred tax assets by a valuation allowance is required, if based on available evidence, it is more likely than not that such assets will not be realized. Based upon an evaluation of all available evidence, during the year ended November 30, 2011, we recorded a reversal of the deferred tax asset valuation allowance of $32.6 million, primarily due to net earnings generated during the year.

At November 30, 2011, we owned 94,684 homesites and had access to an additional 16,702 homesites through either option contracts with third parties or agreements with unconsolidated entities in which we have investments. At November 30, 2011, 1% of the homesites we owned were subject to home purchase contracts. Our backlog of sales contracts was 2,171 homes ($560.7 million) at November 30, 2011, compared to 1,604 homes ($407.3 million) at November 30, 2010.

2010 versus 2009

Revenues from home sales decreased 5% in the year ended November 30, 2010 to $2.6 billion from $2.8 billion in 2009. Revenues were lower primarily due to a 5% decrease in the number of home deliveries, excluding unconsolidated entities. New home deliveries, excluding unconsolidated entities, decreased to 10,859 homes in the year ended November 30, 2010 from 11,422 homes in 2009. The decrease in home deliveries was primarily in our Homebuilding West and Homebuilding Houston segments as a result of reduced demand due to expiration of the Federal homebuyer tax credit at the end of April 2010, partially offset by an increase in home deliveries in our Homebuilding East and Homebuilding Southeast Florida segments as a result of an increase in active community count. The average sales price of homes delivered for both the years ended November 30, 2010 and 2009 was $243,000. Sales incentives offered to homebuyers were $32,800 per home delivered in the year ended November 30, 2010, or 11.9% as a percentage of home sales revenue, compared to $44,800 per home delivered in the year ended November 30, 2009, or 15.6% as a percentage of home sales revenue.

Gross margins on home sales were $517.9 million, or 19.7%, in the year ended November 30, 2010, which included $44.7 million of valuation adjustments, compared to gross margins on home sales of $252.0 million, or 9.1%, in the year ended November 30, 2009, which included $180.2 million of valuation adjustments. Gross margins on home sales excluding valuation adjustments were $562.6 million, or 21.4%, in the year ended November 30, 2010, compared to $432.2 million, or 15.6%, in 2009. Gross margin percentage on home sales, excluding valuation adjustments, improved compared to 2009, due primarily to reduced valuation adjustments, reduced sales incentives offered to homebuyers as a percentage of revenues from home sales, reduced construction costs and product re-engineering, as well as third-party recoveries related to Chinese drywall. Gross margins on home sales excluding valuation adjustments is a non-GAAP financial measure, which is discussed in the Non-GAAP Financial Measures section.

Selling, general and administrative expenses were reduced by $72.3 million, or 16%, in the year ended November 30, 2010, compared to 2009, primarily due to reductions in legal, personnel and occupancy expenses. As a percentage of revenues from home sales, selling, general and administrative expenses improved to 14.3% in the year ended November 30, 2010, from 16.2% in 2009.

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

Operating earnings for the Lennar Financial Services segment were $31.3 million in the year ended November 30, 2010, compared to $36.0 million in 2009. The decrease in operating earnings was primarily due to decreased volume in the segment’s mortgage and title operations.

In the year ended November 30, 2010, operating earnings in our Rialto Investments segment were $57.3 million (which included $33.2 million of net earnings attributable to noncontrolling interests), compared to an operating loss of $2.5 million in 2009. In the year ended November 30, 2010, revenues in this segment were $92.6 million, which consisted primarily of accretable interest income associated with the portfolios of real estate loans acquired in partnership with the FDIC. In the year ended November 30, 2010, other income, net was $17.3 million, which consisted primarily of gains from acquisition of REO through foreclosure, as well as gains from real estate sales. The segment also had equity in earnings from unconsolidated entities of $15.4 million during the year ended November 30, 2010, consisting primarily of $9.3 million of unrealized gains related to our share of the mark-to-market adjustments of AB PPIP investments. In the year ended November 30, 2010, expenses in this segment were $67.9 million, which consisted primarily of costs related to its portfolio operations, management of investments for others, due diligence expenses related to both completed and abandoned transactions, and other general and administrative expenses.

Corporate general and administrative expenses were reduced by $23.6 million, or 20%, in the year ended November 30, 2010, compared to 2009 primarily due to our cost reduction initiatives implemented during the downturn. As a percentage of total revenues, corporate general and administrative expenses decreased to 3.1% in the year ended November 30, 2010, from 3.8% in 2009.

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

Non-GAAP Financial Measures

Gross margins on home sales excluding valuation adjustments and operating margins on home sales excluding valuation adjustments are non-GAAP financial measures, and are defined by us as sales of homes revenue less cost of homes sold excluding valuation adjustments recorded during the period and sales of homes revenue less cost of homes sold excluding valuation adjustments recorded during the period less selling, general and administrative expenses, respectively. Management finds these to be important and useful measures in evaluating our performance because it discloses the profit we generate on homes we actually delivered during the period, as our valuation adjustments generally relate to inventory that we did not deliver during the period. Gross margins as a percentage of revenue on home sales excluding valuation adjustments and operating margins as a percentage of revenues from home sales excluding valuation adjustments also are important to our management because they assist our management in making strategic decisions regarding our construction pace, product mix and product pricing based upon the profitability we generated on homes we actually delivered during previous periods. We believe investors also find gross margins and operating margins on home sales excluding valuation adjustments, and gross margins and operating margins on home sales as a percentage of revenues from home sales excluding valuation adjustments to be important and useful because each of them discloses a profitability measure on homes we actually delivered in a period that can be compared to the profitability on homes we delivered in a prior period without regard to the variability of valuation adjustments recorded from period to period. In addition, to the extent that our competitors provide similar information, disclosure of our gross margins and operating margins on home sales excluding valuation adjustments and gross margins and operating margins on home sales as a percentage of revenues from home sales excluding valuation adjustments helps readers of our financial statements compare our ability to generate profits with regard to the homes we deliver in a period to our competitors’ ability to generate profits with regard to the homes they deliver in the same period.

Although management finds gross margins and operating margins on home sales excluding valuation adjustments and gross margins and operating margins on home sales as a percentage of revenues from home sales excluding valuation adjustments to be important measures in conducting and evaluating our operations, each of these measures has limitations as an analytical tool as it is not reflective of the actual profitability generated by our company during the period. This is because they exclude charges we recorded relating to inventory that was impaired during the period. In addition, because gross margins and operating margins on home sales excluding valuation adjustments and gross margins and operating margins as a percentage of revenues from home sales excluding valuation adjustments are financial measures that are not calculated in accordance with generally accepted accounting principles (“GAAP”), they may not be completely comparable to similarly titled measures of our competitors due to differences in methods of calculation and charges being excluded. Our management compensates for the limitations of using gross margins and operating margins on home sales excluding valuation adjustments and gross and operating margins as a percentage of revenues from home sales excluding valuation adjustments by using these non-GAAP measures only to supplement our GAAP results in order to provide a more complete understanding of the factors and trends affecting our operations. In order to analyze our overall performance and actual profitability relative to our homebuilding operations, we also compare our gross margins and operating margins on home sales during the period and gross margins and operating margins as a percentage of revenues from home sales, inclusive of valuation adjustments, with the same measures during prior comparable periods. Due to the limitations discussed above, gross margins and operating margins on home sales excluding valuation adjustments and gross margins and operating margins as a percentage of revenues from home sales excluding valuation adjustments should not be viewed in isolation as they are not substitutes for GAAP measures of gross margins and operating margins.

The table set forth below reconciles our gross margins on home sales excluding valuation adjustments and our operating margins as a percentage of revenues from home sales excluding valuation adjustments for the years ended November 30, 2011, 2010 and 2009 to our gross margins and operating margins on home sales for the years ended November 30, 2011, 2010 and 2009:

	Years Ended November 30,
(In thousands)	2011	2010	2009
Sales of homes	$2,624,785	2,631,314	2,776,850
Cost of homes sold	2,101,414	2,113,393	2,524,850

Gross margins on home sales	523,371	517,921	252,000
Valuation adjustments to finished homes, CIP and land on which we intend to build homes	35,726	44,717	180,239

Gross margins on home sales excluding valuation adjustments	$559,097	562,638	432,239
Selling, general and administrative expenses	384,798	376,962	449,259

Operating margins on home sales excluding valuation adjustments	$174,299	185,676	(17,020)

Gross margin as a % of revenue from home sales excluding valuation adjustments	21.3%	21.4%	15.6%

Operating margin as a % of revenues from home sales excluding valuation adjustments	6.6%	7.1%	(0.6)%

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

We have disaggregated our Homebuilding Southeast Florida division from our Homebuilding East reportable segment and have presented Homebuilding Southeast Florida as a separate reportable segment due to the division currently achieving one of the quantitative thresholds set forth in Accounting Standards Codification Topic 280, Segment Reporting, (“ASC 280”). In addition, we reclassified the homebuilding activities in the states of Georgia, North Carolina and South Carolina from Homebuilding Other to our Homebuilding East reportable segment because these states currently meet the reportable segment aggregation criteria in ASC 280. All prior year segment information has been restated to conform with the 2011 presentation. The change in reportable segments and Homebuilding Other had no effect on our consolidated financial position, results of operations or cash flows for the periods presented.

As of and for the year ended November 30, 2011, we have grouped our homebuilding activities into five reportable segments, which we refer to as Homebuilding East, Homebuilding Central, Homebuilding West, Homebuilding Southeast Florida and Homebuilding Houston. Information about homebuilding activities in which our homebuilding activities are not economically similar to other states in the same geographic area is grouped under “Homebuilding Other,” which is not considered a reportable segment. Reference in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to homebuilding segments are to those reportable segments.

At November 30, 2011, our reportable homebuilding segments and Homebuilding Other consisted of homebuilding divisions located in:

East: Florida(1), Georgia, Maryland, New Jersey, North Carolina, South Carolina and Virginia

Central: Arizona, Colorado and Texas(2)

West: California and Nevada

Southeast Florida: Southeast Florida

Houston: Houston, Texas

Other: Illinois and Minnesota

(1)	Florida in the East reportable segment excludes Southeast Florida, which is its own reportable segment.
(2)	Texas in the Central reportable segment excludes Houston, Texas, which is its own reportable segment.

The following tables set forth selected financial and operational information related to our homebuilding operations for the years indicated:

Selected Financial and Operational Data

	Years Ended November 30,
(In thousands)	2011	2010	2009
Revenues:
East:
Sales of homes	$1,009,750	970,355	906,979
Sales of land	11,062	16,623	23,509

Total East	1,020,812	986,978	930,488

Central:
Sales of homes	355,350	348,486	361,273
Sales of land	9,907	9,246	5,910

Total Central	365,257	357,732	367,183

West:
Sales of homes	531,984	650,844	810,459
Sales of land	8,879	32,646	15,778

Total West	540,863	683,490	826,237

Southeast Florida:
Sales of homes	239,608	131,091	100,550
Sales of land	—	—	4,060

Total Southeast Florida	239,608	131,091	104,610

Houston:
Sales of homes	321,908	357,590	429,127
Sales of land	19,802	8,348	5,691

Total Houston	341,710	365,938	434,818

Other
Sales of homes	166,185	172,948	168,462
Sales of land	689	7,462	2,487

Total Other	166,874	180,410	170,949

Total homebuilding revenues	$2,675,124	2,705,639	2,834,285

	Years Ended November 30,
(In thousands)	2011	2010	2009
Operating earnings (loss):
East:
Sales of homes	$98,822	114,061	(17,241)
Sales of land	233	1,108	(67,675)
Equity in loss from unconsolidated entities	(518)	(602)	(3,691)
Other income (expense), net (1)	4,568	3,772	(7,846)
Other interest expense	(22,755)	(19,113)	(22,660)

Total East	80,350	99,226	(119,113)

Central:
Sales of homes (2)	(16,109)	(7,910)	(39,309)
Sales of land	2,129	(353)	406
Equity in loss from unconsolidated entities	(922)	(4,727)	(8,143)
Other expense, net	(1,082)	(2,261)	(13,371)
Other interest expense	(15,184)	(10,661)	(10,223)

Total Central	(31,168)	(25,912)	(70,640)

West:
Sales of homes (2)	(3,071)	4,019	(80,294)
Sales of land	749	16,502	(48,125)
Equity in loss from unconsolidated entities (3)	(57,215)	(6,113)	(114,373)
Other income (expense), net (4)	117,066	5,451	(66,568)
Other interest expense	(31,479)	(25,720)	(21,710)

Total West	26,050	(5,861)	(331,070)

Southeast Florida:
Sales of homes	34,096	16,793	(51,514)
Sales of land	—	—	(25,293)
Equity in loss from unconsolidated entities	(1,152)	(269)	(2,092)
Other income (expense), net	2,488	9,460	(4,154)
Other interest expense	(8,004)	(4,979)	(4,001)

Total Southeast Florida	27,428	21,005	(87,054)

Houston:
Sales of homes	16,115	25,138	25,854
Sales of land	4,617	1,683	(3,424)
Equity in earnings (loss) from unconsolidated entities	46	766	(1,801)
Other income (expense), net	965	1,413	(900)
Other interest expense	(4,563)	(2,970)	(3,287)

Total Houston	17,180	26,030	16,442

Other
Sales of homes	8,720	(11,142)	(34,755)
Sales of land	—	2,417	(34,731)
Equity in loss from unconsolidated entities	(2,955)	(21)	(817)
Other income (expense), net	(7,896)	1,300	(5,586)
Other interest expense	(8,665)	(6,982)	(8,969)

Total Other	(10,796)	(14,428)	(84,858)

Total homebuilding operating earnings (loss)	$109,044	$100,060	$(676,293)

(1)	Other income (expense), net, for the year ended November 30, 2011 includes $5.1 million of income related to the favorable resolution of a joint venture.
(2)	Sales of homes in our Homebuilding Central segment for the year ended November 30, 2011 includes $8.4 million of additional expenses associated with remedying pre-existing liabilities of a previously acquired company. Sales of homes in our Homebuilding West segment for the year ended November 30, 2011 includes an $8.1 million benefit related to changes in our cost-to-complete estimates for homebuilding communities in the close-out phase.
(3)	Equity in loss from unconsolidated entities includes a $57.6 million valuation adjustment related to an asset distribution from a Lennar Homebuilding unconsolidated entity that resulted from a linked transaction where there was also a pre-tax gain of $62.3 million related to the distribution of assets of the unconsolidated entity. The pre-tax gain of $62.3 million was included in Lennar Homebuilding other income (expense), net for the year ended November 30, 2011.

(4)	For the year ended November 30, 2011, other income (expense), net, includes a pre-tax gain of $62.3 million related to the distribution of assets of a Lennar Homebuilding unconsolidated entity, $29.5 million related to the receipt of a litigation settlement, discussed previously in the Overview section, and the recognition of $10.0 million of deferred management fees related to management services previously performed by us for one of the Lennar Homebuilding unconsolidated entities.

Summary of Homebuilding Data

Deliveries:

	Years Ended November 30,
	Homes
	2011	2010	2009
East	4,576	4,539	4,095
Central	1,661	1,682	1,796
West	1,846	2,079	2,480
Southeast Florida	904	536	488
Houston	1,411	1,645	2,150
Other	447	474	469

Total	10,845	10,955	11,478

Of the total home deliveries above, 99, 96 and 56, respectively, represent deliveries from unconsolidated entities for the years ended November 30, 2011, 2010 and 2009.

	Years Ended November 30,
	Dollar Value (In thousands)			Average Sales Price
	2011	2010	2009	2011	2010	2009
East	$1,009,750	970,355	907,529	$221,000	214,000	222,000
Central	355,350	348,486	361,273	214,000	207,000	201,000
West	598,202	711,822	856,285	324,000	342,000	345,000
Southeast Florida	239,607	131,091	100,550	265,000	245,000	206,000
Houston	321,908	357,590	429,127	228,000	217,000	200,000
Other	166,186	172,948	168,462	372,000	365,000	359,000

Total	$2,691,003	2,692,292	2,823,226	$248,000	246,000	246,000

Of the total dollar value of home deliveries above, $66.2 million, $61.0 million and $46.4 million, respectively, represent the dollar value of home deliveries from unconsolidated entities for the years ended November 30, 2011, 2010 and 2009. The home deliveries from unconsolidated entities had an average sales price of $669,000, $635,000 and $828,000, respectively, for the years ended November 30, 2011, 2010 and 2009.

Sales Incentives (1):

	Years Ended November 30,
	(In thousands)
	2011	2010	2009
East	$148,424	127,592	183,408
Central	52,117	53,034	65,448
West	54,000	65,988	129,476
Southeast Florida	33,092	22,248	32,132
Houston	54,680	63,255	72,480
Other	19,421	24,370	29,090

Total	$361,734	356,487	512,034

	$32,400	$32,400	$32,400	$32,400	$32,400	$32,400
	Years Ended November 30,
	Average Sales Incentives Per Home Delivered			Sales Incentives as a % of Revenue
	2011	2010	2009	2011	2010	2009
East	$32,400	28,110	$44,800	12.8%	11.6%	16.8%
Central	31,400	31,500	36,400	12.8%	13.2%	15.4%
West	30,900	33,300	53,400	9.2%	9.2%	13.8%
Southeast Florida	36,600	41,500	65,800	12.0%	14.5%	24.2%
Houston	38,800	38,500	33,700	14.5%	15.0%	14.4%
Other	43,400	51,400	62,000	10.5%	12.3%	14.7%

Total	$33,700	32,800	$44,800	12.1%	11.9%	15.6%

(1)	Sales incentives relate to home deliveries during the period, excluding deliveries by unconsolidated entities.

New Orders (2):

	Years Ended November 30,
	Homes
	2011	2010	2009
East	4,769	4,509	4,060
Central	1,716	1,769	1,840
West	1,965	1,922	2,569
Southeast Florida	947	614	479
Houston	1,521	1,641	2,130
Other	494	473	432

Total	11,412	10,928	11,510

Of the new orders above, 98, 90 and 58, respectively, represent new orders from unconsolidated entities for the years ended November 30, 2011, 2010 and 2009.

	Years Ended November 30,
	Dollar Value (In thousands)			Average Sales Price
	2011	2010	2009	2011	2010	2009
East	$1,051,624	954,255	904,705	$221,000	212,000	223,000
Central	367,274	365,667	373,084	214,000	207,000	203,000
West	638,418	625,469	892,002	325,000	325,000	347,000
Southeast Florida	254,632	156,424	93,139	269,000	255,000	194,000
Houston	342,836	355,771	432,380	225,000	217,000	203,000
Other	189,658	169,025	151,223	384,000	357,000	350,000

Total	$2,844,442	2,626,611	2,846,533	$249,000	240,000	247,000

Of the total dollar value of new orders above, $65.1 million, $55.9 million and $41.5 million, respectively, represent the dollar value of new orders from unconsolidated entities for the years ended November 30, 2011, 2010 and 2009. The new orders from unconsolidated entities had an average sales price of $664,000, $621,000 and $716,000, respectively, for the years ended November 30, 2011, 2010 and 2009.

(2)	New orders represent the number of new sales contracts executed by homebuyers, net of cancellations, during the years ended November 30, 2011, 2010 and 2009.

Backlog:

	Years Ended November 30,
	Homes
	2011	2010	2009
East	948	755	785
Central	309	254	167
West	298	179	336
Southeast Florida	166	123	45
Houston	355	245	249
Other	95	48	49

Total	2,171	1,604	1,631

Of the total homes in backlog above, 2 homes, 3 homes and 9 homes, respectively, represent homes in backlog from unconsolidated entities at November 30, 2011, 2010 and 2009.

	Dollar Value (In thousands)			Average Sales Price
	2011	2010	2009	2011	2010	2009
East	$220,974	176,588	199,052	$233,000	234,000	254,000
Central	65,256	52,923	36,158	211,000	208,000	217,000
West	97,292	58,072	143,868	326,000	324,000	428,000
Southeast Florida	52,013	39,035	13,702	313,000	317,000	304,000
Houston	79,800	58,822	60,876	225,000	240,000	244,000
Other	45,324	21,852	25,915	477,000	455,000	529,000

Total	$560,659	407,292	479,571	$258,000	254,000	294,000

Of the total dollar value of homes in backlog above, $1.0 million, $2.1 million and $7.2 million, respectively, represent the dollar value of homes in backlog from unconsolidated entities at November 30, 2011, 2010 and 2009. The homes in backlog from unconsolidated entities had an average sales price of $506,000, $716,000 and $804,000, respectively, at November 30, 2011, 2010 and 2009.

Backlog represents the number of homes under sales contracts. Homes are sold using sales contracts, which are generally accompanied by sales deposits. In some instances, purchasers are permitted to cancel sales if they fail to qualify for financing or under certain other circumstances. We experienced cancellation rates in our homebuilding segments and Homebuilding Other as follows:

	Years Ended November 30,
	2011	2010	2009
East	18%	17%	21%
Central	23%	18%	17%
West	18%	18%	15%
Southeast Florida	13%	18%	16%
Houston	21%	18%	19%
Other	8%	11%	16%

Total	19%	17%	18%

During the fourth quarter of 2011, our cancellation rate was 20%. Our cancellation rate during 2011 was within a range that is consistent with historical cancellation rates. We do not recognize revenue on homes under sales contracts until the sales are closed and title passes to the new homeowners.

2011 versus 2010

East: Homebuilding revenues increased in 2011, compared to 2010, primarily due to an increase in the average sales price of homes delivered in all of the states in the segment, except New Jersey. The increase in the average sales price of homes delivered was primarily due to a higher percentage of home deliveries in higher priced communities. Gross margins on home sales were $230.2 million, or 22.8%, in 2011 including valuation adjustments of $5.6 million, compared to gross margins on home sales of $236.0 million, or 24.3%, in 2010 including $6.2 million of valuation adjustments. Although gross margin percentage on home sales in this segment remained above average compared to the rest of our homebuilding operations, gross margin percentage on home sales decreased compared to prior year primarily due to an increase in sales incentives offered to homebuyers as a percentage of revenues from home sales (12.8% in 2011, compared to 11.6% in 2010) and because gross margin on homes sales for the year ended November 30, 2010 included third-party recoveries related to Chinese drywall.

Central: Homebuilding revenues increased in 2011, compared to 2010, primarily due to an increase in the average sales price of homes delivered in Texas, excluding Houston, as a result of the introduction of new higher-end homes at a higher average sales price. Gross margins on home sales were $42.0 million, or 11.8%, in 2011 including valuation adjustments of $13.7 million, compared to gross margins on home sales of $44.2 million, or 12.7%, in 2010 including $9.2 million of valuation adjustments. Gross margin percentage on home sales decreased compared to last year primarily due to adjustments to pre-existing home warranties in Texas, excluding Houston and an increase in valuation adjustments, partially offset by a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales (12.8% in 2011, compared to 13.2% in 2010).

West: Homebuilding revenues decreased in 2011, compared to 2010, primarily due to a decrease in the number of home deliveries and the averages sales price of homes delivered in California. The decrease in the number of home deliveries in California resulted from a decrease in demand for new homes primarily driven by the absence of the Federal homebuyer tax credit during the entire year in 2011. The decrease in the average sales price of homes delivered in California was due to shift to smaller square footage homes generating a lower average sales price during the year ended November 30, 2011. Gross margins on home sales were $105.1 million, or 19.7%, in 2011 including valuation adjustments of $7.8 million, compared to gross margins on home sales of $125.5 million, or 19.3%, in 2010 including $7.1 million of valuation adjustments. Gross margin percentage on home sales improved compared to last year primarily due to an $8.1 million benefit related to changes in our cost-to-complete estimates for homebuilding communities in the close-out phase, partially offset by a higher percentage of home deliveries in lower price point communities and reduced pricing as the segment focused on reducing its completed unsold inventory. Sales incentives offered to homebuyers as a percentage of revenues from home sales were (9.2% in both 2011 and 2010). Gross profit on land sales were $0.7 million in 2011, compared to gross profits on land sales of $16.5 million in 2010, primarily due to a $14.1 million reduction of an obligation related to a profit participation agreement in 2010.

Southeast Florida: Homebuilding revenues increased in 2011, compared to 2010, primarily due to an increase in the number of home deliveries in this segment as a result of home deliveries from communities acquired in prior year that had sales, but only a few deliveries, during the year ended November 30, 2010. Southeast Florida also had an increase in the average sales price of homes delivered as a result of closing out lower price point communities in the beginning of 2011 and introducing new communities at a higher price point during the year. Gross margins on home sales were $57.5 million, or 24.0%, in 2011 including valuation adjustments of $5.6 million, compared to gross margins on home sales of $32.5 million, or 24.8%, in 2010 including $4.4 million of valuation adjustments. Although gross margin percentage on home sales in this segment remained above average compared to the rest of our homebuilding operations, gross margin percentage on home sales decreased compared to prior year primarily due to increased valuation adjustments in 2011 and because gross margin on homes sales for the year ended November 30, 2010 included third-party recoveries related to Chinese drywall. This decrease was partially offset by a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales (12.0% in 2011, compare to 14.5% in 2010)

Houston: Homebuilding revenues decreased in 2011, compared to 2010, primarily due to a decrease in the number of home deliveries resulting from a decrease in demand for new homes primarily driven by the absence of the Federal homebuyer tax credit during the entire year in 2011, partially offset by an increase in the average sales price of homes delivered as a result of the close out of lower average sales priced communities in 2010. Gross margins on home sales were $58.9 million, or 18.3%, in 2011, compared to gross margins on home sales of $68.1 million, or 19.0%, in 2010. Gross margin percentage on home sales decreased compared to last year primarily due to reduced pricing in some lower price point communities in an effort to reduce its completed unsold inventory, partially offset by a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales (14.5% in 2011, compared to 15.0% in 2010). Gross profits on land sales were $4.6 million in 2011, compared to profits on land sales of $1.7 million in 2010.

Other: Homebuilding revenues decreased in 2011, compared to 2010, primarily due to a decrease in the number of home deliveries in Illinois primarily driven by the absence of the Federal homebuyer tax credit during the entire year in 2011. Gross margins on home sales were $29.7 million, or 17.9%, in 2011 including valuation adjustments of $2.5 million, compared to gross margins on home sales of $11.6 million, or 6.7%, in 2010 including $17.5 million of valuation adjustments. Gross margin percentage on home sales improved compared to last year primarily due to a reduction of valuation adjustments and a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales (10.5% in 2011, compared to 12.3% in 2010). There was no gross profit on land sales in 2011, compared to profits on land sales of $2.4 million in 2010.

2010 versus 2009

East: Homebuilding revenues increased in 2010, compared to 2009, primarily due to an increase in the number of home deliveries in all of the states in this segment, except New Jersey, resulting primarily from an increase in the number of active communities in Florida, excluding Southeast Florida. Gross margins on home sales were $236.0 million, or 24.3%, in 2010 including valuation adjustments of $6.2 million, compared to gross margins on home sales of $100.5 million, or 11.1%, in 2009 including $43.4 million of valuation adjustments. Gross margins on home sales excluding valuation adjustments were $242.3 million, or 25.0%, in 2010, compared to $143.9 million, or 15.9%, in 2009. In 2010, gross margin percentage on home sales, excluding valuation adjustments, improved compared to 2009 primarily due third-party recoveries related to Chinese drywall and reduced sales incentives offered to homebuyers as a percentage of revenues from home sales (11.6% in 2010, compared to 16.8% in 2009).

Gross profits on land sales were $1.1 million in 2010 (net of $2.7 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $0.1 million of valuation adjustments), compared to losses on land sales of $67.7 million in 2009 (including $61.3 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $14.6 million of valuation adjustments).

Central: Homebuilding revenues decreased in 2010, compared to 2009, primarily due to a decrease in the number of home deliveries in all of the states in this segment, except Colorado, resulting primarily from the expiration of the Federal homebuyer tax credit at the end of April 2010. Gross margins on home sales were $44.2 million, or 12.7%, in 2010 including valuation adjustments of $9.2 million, compared to gross margins on home sales of $29.2 million, or 8.1%, in 2009 including $13.6 million of valuation adjustments. Gross margins on home sales, excluding valuation adjustments, were $53.4 million, or 15.3%, in 2010, compared to $42.8 million, or 11.9%, in 2009. In 2010, gross margin percentage on home sales, excluding valuation adjustments, improved compared to 2009 primarily due to reduced sales incentives offered to homebuyers as a percentage of revenues from home sales (13.2% in 2010 and 15.4% in 2009).

West: Homebuilding revenues decreased in 2010, compared to 2009, primarily due to a decrease in the number of home deliveries and average sales price of homes delivered in all of the states in this segment. The decrease in the number of home deliveries and the average sales price of homes delivered in this segment resulted primarily from the expiration of the Federal homebuyer tax credit at the end of April 2010. Gross margins on home sales were $125.5 million, or 19.3%, in 2010 including valuation adjustments of $7.1 million, compared to gross margins on home sales of $92.8 million, or 11.5%, in 2009 including $64.1 million of valuation adjustments. Gross margins on home sales, excluding valuation adjustments, were $132.7 million, or 20.4%, in 2010, compared to $156.9 million, or 19.4%, in 2009. In 2010, gross margin percentage on home sales, excluding valuation adjustments, improved compared to 2009 primarily due to reduced sales incentives offered to homebuyers as a percentage of revenues from home sales (9.2% in 2010, compared to 13.8% in 2009).

Gross profits on land sales were $16.5 million in 2010, primarily due to a $14.1 million reduction of an obligation related to a profit participation agreement. Losses on land sales were $48.1 million in 2009 (including $13.9 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $38.7 million of valuation adjustments).

Southeast Florida: Homebuilding revenues increased in 2010, compared to 2009, primarily due to an increase in the number of home deliveries and averages sales price of homes delivered in this segment, primarily as a result of an increase in active communities. Gross margins on home sales were $32.5 million, or 24.8%, in 2010 including valuation adjustments of $4.4 million, compared to gross margins on home sales of ($38.4) million, or (38.2%), in 2009 including $31.1 million of valuation adjustments. Gross margins on home sales excluding valuation adjustments were $36.9 million, or 28.1%, in 2010, compared to ($7.3) million, or (7.3%), in 2009. In 2010, gross margin percentage on home sales, excluding valuation adjustments, improved compared to 2009 primarily due third-party recoveries related to Chinese drywall and reduced sales incentives offered to homebuyers as a percentage of revenues from home sales (14.5% in 2010, compared to 24.2% in 2009).

There was no gross profit on land sales in 2010, compared to losses on land sales of $25.3 million in 2009 (including $2.8 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $22.5 million of valuation adjustments).

Houston: Homebuilding revenues decreased in 2010, compared to 2009, primarily due to a decrease in the number of home deliveries in this segment, resulting primarily from the expiration of the Federal homebuyer tax credit at the end of April 2010. Gross margins on home sales were $68.1 million, or 19.0%, in 2010, compared to gross margins on home sales of $75.3 million, or 17.5%, in 2009. In 2010, gross margin percentage on home sales improved compared to 2009 primarily due to an increase in average sales price and reduced valuation adjustments.

Other: Homebuilding revenues increased in 2010, compared to 2009, primarily due to an increase in the number of home deliveries in all of the states in Homebuilding Other except Illinois. The increase in the number of home deliveries resulted from new communities in certain of the states in this segment. Gross margins on home sales were $11.6 million, or 6.7%, in 2010 including valuation adjustments of $17.5 million, compared to gross margins on home sales of ($7.5) million, or (4.4%), in 2009 including $27.0 million of valuation adjustments. Gross margins on home sales excluding valuation adjustments were $29.1 million, or 16.8%, in 2010, compared to $19.5 million, or 11.6%, in 2009. In 2010, gross margin percentage on home sales, excluding valuation adjustments, improved compared to 2009 primarily due to reduced sales incentives offered to homebuyers as a percentage of revenues from home sales (12.3% in 2010, compared to 14.7% in 2009).

Gross profits on land sales were $2.4 million in 2010, compared to losses on land sales of $34.7 million in 2009 (including $3.8 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase and $17.6 million of valuation adjustments).

Gross margins on home sales excluding valuation adjustments is a non-GAAP financial measure that is discussed previously under “Non-GAAP Financial Measure.” The table set forth below reconciles our gross margins on home sales excluding valuation adjustments for the years ended November 30, 2011, 2010 and 2009 for each of our reportable homebuilding segments and Homebuilding Other to our gross margins on home sales for the three respective years:

	Years Ended November 30,
(In thousands)	2011	2010	2009
East:
Sales of homes	$1,009,750	970,355	906,979
Cost of homes sold	779,538	734,328	806,451

Gross margins on home sales	230,212	236,027	100,528
Valuation adjustments to finished homes, CIP and land on which we intend to build homes	5,649	6,233	43,353

Gross margins on home sales excluding valuation adjustments	235,861	242,260	143,881

Central:
Sales of homes	355,350	348,486	361,273
Cost of homes sold	313,311	304,329	332,040

Gross margins on home sales	42,039	44,157	29,233
Valuation adjustments to finished homes, CIP and land on which we intend to build homes	13,685	9,205	13,603

Gross margins on home sales excluding valuation adjustments	55,724	53,362	42,836

West:
Sales of homes	531,984	650,844	810,459
Cost of homes sold	426,922	525,310	717,631

Gross margins on home sales	105,062	125,534	92,828
Valuation adjustments to finished homes, CIP and land on which we intend to build homes	7,784	7,139	64,095

Gross margins on home sales excluding valuation	112,846	132,673	156,923

Southeast Florida:
Sales of homes	239,608	131,091	100,550
Cost of homes sold	182,155	98,634	138,943

Gross margins on home sales	57,453	32,457	(38,393)
Valuation adjustments to finished homes, CIP and land on which we intend to build homes	5,621	4,434	31,059

Gross margins on home sales excluding valuation	63,074	36,891	(7,334)

Houston:
Sales of homes	321,908	357,590	429,127
Cost of homes sold	263,037	289,474	353,838

Gross margins on home sales	58,871	68,116	75,289
Valuation adjustments to finished homes, CIP and land on which we intend to build homes	520	219	1,116

Gross margins on home sales excluding valuation	59,391	68,335	76,405

Other
Sales of homes	166,185	172,948	168,462
Cost of homes sold	136,451	161,318	175,947

Gross margins on home sales	29,734	11,630	(7,485)
Valuation adjustments to finished homes, CIP and land on which we intend to build homes	2,467	17,487	27,013

Gross margins on home sales excluding valuation	32,201	29,117	19,528

Total gross margins on home sales	$523,371	517,921	252,000
Total valuation adjustments	$35,726	44,717	180,239

Total gross margins on home sales excluding valuation adjustments	$559,097	562,638	432,239

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

	Years Ended November 30,
(Dollars in thousands)	2011	2010	2009
Revenues	$255,518	275,786	285,102
Costs and expenses	234,789	244,502	249,120

Operating earnings	$20,729	31,284	35,982

Dollar value of mortgages originated	$2,896,000	3,272,000	4,020,000

Number of mortgages originated	13,800	15,200	17,900

Mortgage capture rate of Lennar homebuyers	78%	85%	87%

Number of title and closing service transactions	86,400	102,500	120,500

Number of title policies issued	121,800	107,600	92,500

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

The following table presents the results of operations of our Rialto segment for the periods indicated:

	Years Ended November 30,
(In thousands)	2011	2010	2009
Revenues	$164,743	92,597	—
Costs and expenses	132,583	67,904	2,528
Rialto Investments equity in earnings (loss) from unconsolidated entities	(7,914)	15,363	—
Rialto Investments other income, net	39,211	17,251	—

Operating earnings (loss) (1)	$63,457	57,307	(2,528)

(1)	Operating earnings (loss) for the year ended November 30, 2011 and 2010 include $28.9 million and $33.2 million, respectively, of net earnings attributable to noncontrolling interests.

Distressed Asset Portfolios

In February 2010, the Rialto segment acquired indirectly 40% managing member equity interests in two limited liability companies (“LLCs”), in partnership with the FDIC, for approximately $243 million (net of transactions costs and a $22 million working capital reserve). The LLCs hold performing and non-performing loans formerly owned by 22 failed financial institutions. The two portfolios originally consisted of more than 5,500 distressed residential and commercial real estate loans with an aggregate unpaid principal balance of approximately $3 billion and an initial fair value of approximately $1.2 billion. The FDIC retained a 60% equity interest in the LLCs and provided $626.9 million of notes with 0% interest, which are non-recourse to us. In accordance with GAAP, interest has not been imputed because the notes are with, and guaranteed by, a governmental agency. The notes are secured by the loans held by the LLCs. Additionally, if the LLCs exceed expectations and meet certain internal rate of return and distribution thresholds, our equity interest in the LLCs could be reduced from 40% down to 30%, with a corresponding increase to the FDIC’s equity interest from 60% up to 70%. Although our equity interest could decrease, we believe we would most likely yield a higher return on our investment if the thresholds are met. As of both November 30, 2011 and 2010, the notes payable balance was $626.9 million; however, as of November 30, 2011 and 2010, $219.4 million and $101.3 million, respectively, of cash collections on loans in excess of expenses were deposited in a defeasance account, established for the repayment of the notes payable, under the agreement with the FDIC. The funds in the defeasance account will be used to retire the notes payable upon their maturity.

The LLCs met the accounting definition of variable interest entities (“VIEs”) and since we were determined to be the primary beneficiary, we consolidated the LLCs. We determined that we were the primary beneficiary because we have the power to direct the activities of the LLCs that most significantly impact the LLCs’ performance through our management and servicer contracts. At November 30, 2011, these consolidated LLCs had total combined assets and liabilities of $1.4 billion and $0.7 billion, respectively.

In September 2010, the Rialto segment acquired approximately 400 distressed residential and commercial real estate loans and over 300 REO properties from three financial institutions. We paid $310 million for the distressed real estate assets of which, $124 million was financed through a 5-year senior unsecured note provided by one of the selling institutions.

The loans consisted primarily of non-performing residential and commercial acquisition development and construction loans. The largest concentration of collateral for these loans was finished/partially-finished homesites, undeveloped land and completed/partially-completed homes. The real estate properties primarily consisted of land, homesites, and single-family and multi-family residential communities at varying stages of completion. In the combined portfolio, 65% of the assets were residential and 35% were commercial. The acquired assets were located in 17 states, primarily in the Mid-Atlantic and Southeast regions of the United States with the largest concentration of assets in Florida, Georgia and North Carolina.

Investments

An affiliate in the Rialto segment is a sub-advisor to the AB PPIP fund and receives management fees for sub-advisory services. We also made a commitment to invest $75 million in the AB PPIP fund, of which the remaining commitment as of November 30, 2011 was $7.5 million. During the years ended November 30, 2011 and 2010, we invested $3.7 million and $63.8 million, respectively, in the AB PPIP fund. As of November 30, 2011 and 2010, the carrying value of our investment in the AB PPIP fund was $65.2 million and $77.3 million, respectively.

In November 2010, the Rialto segment completed the first closing of its Fund with initial equity commitments of approximately $300 million (including $75 million committed by us). The Fund’s objective during its three-year investment period is to invest in distressed real estate assets and other related investments that fit within the Fund’s investment parameters. During the year ended November 30, 2011, we contributed $60.6 million of which $13.4 million was distributed back to us as a return of excess capital contributions as a result of new investors in the Fund. Total investor contributions to the Fund for the year ended November 30, 2011 were $387.8 million. During the year ended November 30, 2011, the Fund acquired distressed real estate asset portfolios and invested in commercial mortgage backed securities (“CMBS”) at a discount to par value. As of November 30, 2011, the carrying value of our investment in the Fund was $50.1 million. As of November 30, 2011, the equity commitments of the Fund were $700 million (including the $75 million committed by us). Since the Fund’s inception, our share of earnings as of November 30, 2011 was $2.9 million.

In addition, during the year ended November 30, 2010, the Rialto segment also invested in approximately $43 million of non-investment grade CMBS for $19.4 million, representing a 55% discount to par value. During the year ended November 30, 2011, the Rialto segment sold a portion of its CMBS for $11.1 million, resulting in a gain on sale of CMBS of $4.7 million. The carrying value of the investment securities as of November 30, 2011 and 2010 was $14.1 million and $19.5 million, respectively.

Additionally, another subsidiary in the Rialto segment also has approximately a 5% investment in a service and infrastructure provider to the residential home loan market (the “Service Provider”), which provides services to the consolidated LLCs, among others. At November 30, 2011 and 2010, the carrying value of our investment in the Servicer Provider was $8.8 million and $7.3 million, respectively.

Financial Condition and Capital Resources

At November 30, 2011, we had cash and cash equivalents related to our homebuilding, financial services and Rialto operations of $1.2 billion, compared to $1.4 billion and $1.5 billion, respectively, at November 30, 2010 and 2009.

We finance our land acquisition and development activities, construction activities, financial services activities, Rialto activities and general operating needs primarily with cash generated from our operations, debt issuances and equity offerings, as well as cash borrowed under our warehouse lines of credit.

Operating Cash Flow Activities

During 2011 and 2010, cash (used in) provided by operating activities totaled ($259.1) million and $274.2 million, respectively. During 2011, cash used in operating activities were impacted by a decrease in accounts payable and other liabilities, an increase in inventories due to strategic land purchases, an increase in receivables, an increase in other assets and an increase in Lennar Financial Services loans held-for-sale, partially offset by our net earnings.

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

Investing Cash Flow Activities

During 2011 and 2010, cash used in investing activities totaled $136.2 million and $673.4 million, respectively. During 2011, we received $74.9 million of principal payments on Rialto Investments loans receivable, $91.0 million of proceeds from the sale of REO and $31.1 million of distributions of capital from Lennar Homebuilding unconsolidated entities. This was offset by $98.5 million of cash contributions to Lennar Homebuilding unconsolidated entities primarily for working capital and debt reduction, $64.4 million of cash contributions to Rialto Investments’ unconsolidated entities, $118.1 million increase in Rialto Investments defeasance cash and $53.6 million to purchase held-to-maturity investment securities that mature at various dates within one year by Lennar Financial Services.

During the year ended November 30, 2010, our Rialto segment contributed $243 million of cash (net of a $22 million working capital reserve) to acquire indirectly 40% managing member interests in two LLCs in partnership with the FDIC. Upon consolidation of the LLCs that hold the two portfolios of real estate loans acquired in the FDIC transaction, we consolidated $93.7 million of cash, resulting in net contributions to consolidated entities by the Rialto segment of $171.4 million during the year ended November 30, 2010. In addition, during 2010 cash collections of $101.3 million on loans in excess of expenses were deposited in a defeasance account established for the repayment of the notes payable under the agreement with the FDIC. In September 2010, our Rialto segment used $183.4 million of cash to acquire portfolios of distressed loans and real estate assets, in separate transactions, from three financial institutions. The Rialto segment also contributed $64.3 million of cash to unconsolidated entities related primarily to the AB PPIP fund.

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

We are always evaluating the possibility of acquiring homebuilders and other companies. However, at November 30, 2011, we had no agreements or understandings regarding any significant transactions.

Financing Cash Flow Activities

During 2011, our cash provided by financing activities of $164.8 million was primarily attributed to the issuance of new debt, partially offset by principal payments on other borrowings and the repayment of our 5.95% senior notes due 2011. During 2010, our cash provided by financing activities of $335.8 million was primarily attributable to the redemption of senior notes and principal payments on other borrowings, offset by the issuance of new debt.

During 2011 and 2010, we exercised certain land option contracts from a land investment venture that we sold land to in 2007, reducing the liabilities reflected on our consolidated balance sheet related to consolidated inventory not owned by $41.0 million and $39.3 million, respectively. Due to our continuing involvement, the transaction did not qualify as a sale under GAAP; thus, the inventory remained on our balance sheet in consolidated inventory not owned.

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

	November 30,
(Dollars in thousands)	2011	2010
Lennar Homebuilding debt	$3,362,759	3,128,154
Stockholders’ equity	2,696,468	2,608,949

Total capital	$6,059,227	5,737,103

Lennar Homebuilding debt to total capital	55.5%	54.5%

Lennar Homebuilding debt	$3,362,759	3,128,154
Less: Lennar Homebuilding cash and cash equivalents	1,024,212	1,207,247

Net Lennar Homebuilding debt	$2,338,547	1,920,907

Net Lennar Homebuilding debt to total capital (1)	46.4%	42.4%

(1)	Net Lennar Homebuilding debt to total capital consists of net Lennar Homebuilding debt (Lennar Homebuilding debt less Lennar Homebuilding cash and cash equivalents) divided by total capital (net Lennar Homebuilding debt plus total stockholders’ equity).

At November 30, 2011, net Lennar Homebuilding debt to total capital was higher compared to prior year, due to the increase in Lennar Homebuilding debt as a result of an increase in senior notes and a decrease in Lennar Homebuilding cash and cash equivalents, partially offset by an increase in stockholders’ equity primarily related to our net earnings.

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

The following table summarizes our Lennar Homebuilding senior notes and other debts payable:

	November 30,
(Dollars in thousands)	2011	2010
5.95% senior notes due 2013	$266,855	266,319
5.50% senior notes due 2014	248,967	248,657
5.60% senior notes due 2015	500,999	501,216
6.50% senior notes due 2016	249,819	249,788
12.25% senior notes due 2017	393,700	393,031
6.95% senior notes due 2018	247,598	247,323
2.00% convertible senior notes due 2020	276,500	276,500
2.75% convertible senior notes due 2020	388,417	375,875
3.25% convertible senior notes due 2021	350,000	—
5.95% senior notes due 2011	—	113,189
Mortgages notes on land and other debt	439,904	456,256

	$3,362,759	3,128,154

Our Lennar Homebuilding average debt outstanding was $3.1 billion in 2011, compared to $2.8 billion in 2010. The average rate for interest incurred was 5.7% and 6.1%, respectively in 2011 and 2010. Interest incurred related to Lennar Homebuilding debt for the year ended November 30, 2011 was $201.4 million, compared to $181.5 million in 2010. The majority of our short-term financing needs, including financings for land acquisition and development activities and general operating needs, are met with cash generated from operations and proceeds of debt issuances.

In November 2011, we issued $350.0 million aggregate principal amount of 3.25% convertible senior notes due 2021, at a price of 100% in a private placement. Subsequent to November 30, 2011, the initial purchasers of the 3.25% convertible senior notes due 2021 purchased an additional $50.0 million aggregate principal amount of the 3.25% convertible senior notes due 2021 to cover over-allotments. The total aggregate principal amount of the 3.25% convertible senior notes due 2021 (“3.25% Convertible Senior Notes”) is $400.0 million. As of November 30, 2011, proceeds from the offering, after payment of expenses, were $342.6 million. Subsequent to November 30, 2011, we received the proceeds from the over-allotments of $49.0 million, after payment of expenses. The net proceeds have been or will be used for general corporate purposes, including repayments or repurchases of existing senior notes or other indebtedness, acquisitions of land suitable for residential development and purchases of, or investments in portfolios of, distressed real estate assets and foreclosed real estate assets. The 3.25% Convertible Senior Notes are convertible into shares of Class A common stock at any time prior to maturity or redemption at the initial conversion rate of 42.5555 shares of Class A common stock per $1,000 principal amount of the 3.25% Convertible Senior Notes or 17,022,200 Class A common shares if all the 3.25% Convertible Senior Notes are converted, which is equivalent to an initial conversion price of approximately $23.50 per share of Class A common stock, subject to anti-dilution adjustments. The shares are included in the calculation of diluted earnings per share. Holders of the 3.25% Convertible Senior Notes have the right to require us to repurchase them for cash equal to 100% of their principal amount, plus accrued but unpaid interest on November 15, 2016. We have the right to redeem the 3.25% Convertible Senior Notes at any time on or after November 20, 2016 for 100% of their principal amount, plus accrued but unpaid interest. Interest on the 3.25% Convertible Senior Notes is due semi-annually beginning May 15, 2012. The 3.25% Convertible Senior Notes are unsecured and unsubordinated. At November 30, 2011, the carrying amount of the 3.25% Convertible Senior Notes was $350.0 million. Subsequent to November 30, 2011, the carrying amount of the 3.25% Convertible Senior Notes was increased to $400.0 million.

In November 2010, we issued $446.0 million of 2.75% convertible senior notes due 2020 (the “2.75% Convertible Senior Notes”) at a price of 100% in a private placement. Proceeds from the offering, after payment of expenses, were $436.4 million. The net proceeds were used for general corporate purposes, including repayments or repurchases of existing senior notes or other indebtedness. The 2.75% Convertible Senior Notes are convertible into cash, shares of Class A common stock or a combination of both, at our election. However, it is our intent to settle the face value of the 2.75% Convertible Senior Notes in cash. Holders may convert the 2.75% Convertible Senior Notes at the initial conversion rate of 45.1794 shares of Class A common stock per $1,000 principal amount or 20,150,012 Class A common shares if all the 2.75% Convertible Senior Notes are converted, which is equivalent to an initial conversion price of approximately $22.13 per share of Class A common stock, subject to anti-dilution adjustments. The shares are not included in the calculation of diluted earnings per share primarily because it is our intent to settle the face value of the 2.75% Convertible Senior Notes in cash and our stock price does not exceed the conversion price.

Holders of the 2.75% Convertible Senior Notes have the right to convert them, during any fiscal quarter (and only during such fiscal quarter), if the last reported sale price of our Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day. Holders of the 2.75% Convertible Senior Notes have the right to require us to repurchase them for cash equal to 100% of their principal amount, plus accrued but unpaid interest, on December 15, 2015. We have the right to redeem the 2.75% Convertible Senior Notes at any time on or after December 20, 2015 for 100% of their principal amount, plus accrued but unpaid interest. Interest on the 2.75% Convertible Senior Notes is due semi-annually beginning June 15, 2011. The 2.75% Convertible Senior Notes are unsecured and unsubordinated.

For our 2.75% Convertible Senior Notes, we will be required to pay contingent interest with regard to any interest period beginning with the interest period commencing December 20, 2015 and ending June 14, 2016, and for each subsequent six-month period commencing on an interest payment date to, but excluding, the next interest payment date, if the average trading price of the 2.75% Convertible Senior Notes during the five consecutive trading days ending on the second trading day immediately preceding the first day of the applicable interest period exceeds 120% of the principal amount of the 2.75% Convertible Senior Notes. The amount of contingent interest payable per $1,000 principal amount of notes during the applicable interest period will equal 0.75% per year of the average trading price of such $1,000 principal amount of 2.75% Convertible Senior Notes during the five trading day reference period.

Certain provisions under ASC Topic 470, Debt, require the issuer of certain convertible debt instruments that may be settled in cash on conversion to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. We have applied these provisions to our 2.75% Convertible Senior Notes. We estimated the fair value of the 2.75% Convertible Senior Notes using similar debt instruments at issuance that did not have a conversion feature and allocated the residual value to an equity component that represents the estimated fair value of the conversion feature at issuance. The debt discount of the 2.75% Convertible Senior Notes is being amortized over five years and the annual effective interest rate is 7.1% after giving effect to the amortization of the discount and deferred financing costs. At both November 30, 2011 and 2010, the principal amount of the 2.75% Convertible Senior Notes was $446.0 million. At November 30, 2011 and 2010, the carrying amount of the equity component included in stockholders’ equity was $57.6 million and $70.1 million, respectively, and the net carrying amount of the 2.75% Convertible Senior Notes included in Lennar Homebuilding Senior Notes and other notes payable was $388.4 million and $375.9 million, respectively. During the years ended November 30, 2011 and 2010, the amount of interest recognized relating to both the contractual interest and amortization of the discount was $24.8 million and $1.7 million, respectively.

In May 2010, we issued $250 million of 6.95% senior notes due 2018 (the “6.95% Senior Notes”) at a price of 98.929% in a private placement. Proceeds from the offering, after payment of initial purchaser’s discount and expenses, were $243.9 million. We used the net proceeds of the sale of the 6.95% Senior Notes to fund purchases pursuant to our tender offer for our 5.125% senior notes due October 2010, our 5.95% senior notes due 2011 and our 5.95% senior notes due 2013. Interest on the 6.95% Senior Notes is due semi-annually. The 6.95% Senior Notes are unsecured and unsubordinated. Subsequently, most of the privately placed 6.95% Senior Notes were exchanged for substantially identical 6.95% senior notes that had been registered under the Securities Act of 1933. At November 30, 2011 and 2010, the carrying amount of the 6.95% Senior Notes was $247.6 million and $247.3 million, respectively.

In May 2010, we issued $276.5 million of 2.00% convertible senior notes due 2020 (the “2.00% Convertible Senior Notes”) at a price of 100% in a private placement. Proceeds from the offering, after payment of expenses, were $271.2 million. The net proceeds were to be used for general corporate purposes, including repayments or repurchases of existing senior notes or other indebtedness. The 2.00% Convertible Senior Notes are convertible into shares of Class A common stock at the initial conversion rate of 36.1827 shares of Class A common stock per $1,000 principal amount of the 2.00% Convertible Senior Notes or 10,004,517 Class A common shares if all the 2.00% Convertible Senior Notes are converted, which is equivalent to an initial conversion price of approximately $27.64 per share of Class A common stock, subject to anti-dilution adjustments. The shares are included in the calculation of diluted earnings per share. Holders of the 2.00% Convertible Senior Notes have the right to require us to repurchase them for cash equal to 100% of their principal amount, plus accrued but unpaid interest, on each of December 1, 2013 and December 1, 2015. We have the right to redeem the 2.00% Convertible Senior Notes at any time on or after December 1, 2013 for 100% of their principal amount, plus accrued but unpaid interest. Interest on the 2.00% Convertible Senior Notes is due semi-annually. The 2.00% Convertible Senior Notes are unsecured and unsubordinated. At both November 30, 2011 and 2010, the carrying amount of the 2.00% Convertible Senior Notes was $276.5 million.

For our 2.00% Convertible Senior Notes, we will be required to pay contingent interest with regard to any interest period commencing with the six-month interest period beginning December 1, 2013, if the average trading price of the 2.00% Convertible Senior Notes during the five consecutive trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period equals or exceeds 120% of the principal amount of the 2.00% Convertible Senior Notes. The amount of contingent interest payable per $1,000 principal amount of notes during the applicable six-month interest period will equal 0.50% per year of the average trading price of such $1,000 principal amount of the 2.00% Convertible Senior Notes during the five trading-day reference period.

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

During the years ended November 30, 2010 and 2009, we redeemed $150.8 million (including amount redeemed through the tender offer) and $50.0 million, respectively, of our 5.125% senior notes due October 2010. In October 2010, we retired the remaining $99.2 million of our 5.125% senior notes due October 2010 for 100% of the outstanding principal amount plus accrued and unpaid interest as of the maturity date.

During the years ended November 30, 2010 and 2009, we redeemed $131.8 million (including amount redeemed through the tender offer) and $5.0 million, respectively, of our 5.95% senior notes due 2011. In October 2011, we retired the remaining $113.2 million of our 5.125% senior notes due October 2011 for 100% of the outstanding principal amount plus accrued and unpaid interest as of the maturity date.

During the year ended November 30, 2010, we redeemed $82.3 million (including the amount redeemed through the tender offer) of our 5.95% senior notes due 2013. At November 30, 2011 and 2010, the carrying amount of our 5.95% senior notes due 2013 was $266.9 million and $266.3 million, respectively.

Currently, substantially all of our wholly-owned homebuilding subsidiaries are guaranteeing all our Senior Notes (the “Guaranteed Notes”). The guarantees are full and unconditional. The principal reason our wholly-owned homebuilding subsidiaries guaranteed the Guaranteed Notes is so holders of the Guaranteed Notes will have rights at least as great with regard to our subsidiaries as any other holders of a material amount of our unsecured debt. Therefore, the guarantees of the Guaranteed Notes will remain in effect only while the guarantor subsidiaries guarantee a material amount of the debt of Lennar Corporation, as a separate entity, to others. At any time when a guarantor subsidiary is no longer guaranteeing at least $75 million of Lennar Corporation’s debt other than the Guaranteed Notes, either directly or by guaranteeing other subsidiaries’ obligations as guarantors of Lennar Corporation’s debt, the guarantor subsidiaries’ guarantee of the Guaranteed Notes will be suspended. Therefore, if the guarantor subsidiaries cease guaranteeing Lennar Corporation’s obligations under its letter of credit facility and are not guarantors of any new debt, the guarantor subsidiaries’ guarantees of the Guaranteed Notes will be suspended until such time, if any, as they again are guaranteeing at least $75 million of Lennar Corporation’s debt other than the Guaranteed Notes.

If our guarantor subsidiaries are guaranteeing a revolving credit lines totaling at least $75 million, we will treat the guarantees of the Guaranteed Notes as remaining in effect even during periods when Lennar Corporation’s borrowings under the revolving credit lines are less than $75 million.

In 2010, we entered into cash-collateralized letter of credit agreements with two banks with a capacity totaling $225 million. In November 2010, we terminated our cash-collateralized letter of credit agreements and simultaneously entered into a $150 million Letter of Credit and Reimbursement Agreement (“LC Agreement”) with certain financial institutions. The LC Agreement may be increased to $200 million, although there are currently no commitments for the additional $50 million. In addition, in October 2011, we entered into a $50 million Letter of Credit and Reimbursement Agreement with certain financial institutions that has a $50 million accordion for which there are currently no commitments. We also have a $200 million Letter of Credit Facility with a financial institution. We believe we were in compliance with our debt covenants at November 30, 2011.

Our performance letters of credit outstanding were $68.0 million and $78.9 million, respectively, at November 30, 2011 and 2010. Our financial letters of credit outstanding were $199.3 million and $195.0 million, respectively, at November 30, 2011 and 2010. Performance letters of credit are generally posted with regulatory bodies to guarantee our performance of certain development and construction activities, and financial letters of credit are generally posted in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral.

At November 30, 2011, our Lennar Financial Services segment had a 364-day warehouse repurchase facility with a maximum aggregate commitment of $150 million and an additional uncommitted amount of $73 million that matures in February 2012, and another 364-day warehouse repurchase facility with a maximum aggregate commitment of $175 million (plus a $25 million temporary accordion feature that expired December 31, 2011) that matures in July 2012. As of November 30, 2011, the maximum aggregate commitment and uncommitted amount under these facilities totaled $350 million and $73 million, respectively.

Our Lennar Financial Services segment uses these facilities to finance its lending activities until the mortgage loans are sold to investors and expects the facilities to be renewed or replaced with other facilities when they mature. Borrowings under the facilities were $410.1 million and $271.6 million, respectively, at November 30, 2011 and 2010, and were collateralized by mortgage loans and receivables on loans sold to investors but not yet paid for with outstanding principal balances of $431.6 million and $286.0 million, respectively, at November 30, 2011 and 2010. These facilities have several interest rate-pricing options, which fluctuate with market rates. The combined effective interest rate on the facilities at November 30, 2011 was 3.4%.

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

Changes in Capital Structure

We have a stock repurchase program which permits the purchase of up to 20 million shares of our outstanding common stock. During the years ended November 30, 2011, 2010 and 2009, there were no share repurchases of common stock under the stock repurchase program. As of November 30, 2011, 6.2 million shares of common stock can be repurchased in the future under the program.

During the years ended November 30, 2011 and November 30, 2010, treasury stock increased by 0.3 million Class A common shares and 0.1 million Class A common shares, respectively, due to activity related to our equity compensation plan and forfeitures of restricted stock.

In April 2009, we entered into distribution agreements with J.P Morgan Securities, Inc., Citigroup Global Markets Inc., Merril Lynch, Pierce, Fenner & Smith Incorporated and Deutsche Bank Securities Inc., relating to an offering of our Class A common stock into the market from time to time for an aggregate of up to $275 million. As of November 30, 2009, we had sold a total of 21.0 million shares of our Class A common stock under the equity offering for gross proceeds of $225.5 million, or an average of $10.76 per share. After compensation to the distributors of $4.5 million, we received net proceeds of $221.0 million. We used the proceeds from the offering for general corporate purposes. There was no activity related to these distribution agreements during both the years ended November 30, 2011 and 2010.

During 2011, 2010 and 2009, Class A and Class B common stockholders received a per share annual dividend of $0.16.

Based on our current financial condition and credit relationships, we believe that our operations and borrowing resources will provide for our current and long-term capital requirements at our anticipated levels of activity.

Off-Balance Sheet Arrangements

Lennar Homebuilding - Investments in Unconsolidated Entities

At November 30, 2011, we had equity investments in 35 unconsolidated entities (of which 10 had recourse debt, 8 had non-recourse debt and 17 had no debt), compared to 42 unconsolidated entities at November 30, 2010 and 270 unconsolidated entities at November 30, 2006. Historically, we invested in unconsolidated entities that acquire and develop land (1) for our homebuilding operations or for sale to third parties or (2) for the construction of homes for sale to third-party homebuyers. Through these entities, we primarily sought to reduce and share our risk by limiting the amount of our capital invested in land, while obtaining access to potential future homesites and allowing us to participate in strategic ventures. The use of these entities also, in some instances, enabled us to acquire land to which we could not otherwise obtain access, or could not obtain access on as favorable terms, without the participation of a strategic partner. Participants in these joint ventures have been land owners/developers, other homebuilders and financial or strategic partners. Joint ventures with land owners/developers have given us access to homesites owned or controlled by our partners. Joint ventures with other homebuilders have provided us with the ability to bid jointly with our partners for large land parcels. Joint ventures with financial partners have allowed us to combine our homebuilding expertise with access to our partners’ capital. Joint ventures with strategic partners have allowed us to combine our homebuilding expertise with the specific expertise (e.g. commercial or infill experience) of our partner. Each joint venture is governed by an executive committee consisting of members from the partners.

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

Under the terms of our joint venture agreements, we generally have the right to share in earnings and distributions of the entities on a pro-rata basis based on our ownership percentage. Some joint venture agreements provide for a different allocation of profit and cash distributions if and when the cumulative results of the joint venture exceed specified targets (such as a specified internal rate of return). Lennar Homebuilding equity in loss from unconsolidated entities excludes our pro-rata share of joint ventures’ earnings resulting from land sales to our homebuilding divisions. Instead, we account for those earnings as a reduction of our costs of purchasing the land from the joint ventures. This in effect defers recognition of our share of the joint ventures’ earnings related to these sales until we deliver a home and title passes to a third-party homebuyer.

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

As discussed above, the joint ventures in which we invest generally supplement equity contributions with third-party debt to finance their activities. In some instances, the debt financing is non-recourse, thus neither we nor the other equity partners are a party to the debt instruments. In other cases, we and the other partners agree to provide credit support in the form of repayment or maintenance guarantees.

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

Summarized financial information on a combined 100% basis related to Lennar Homebuilding’s unconsolidated entities that are accounted for by the equity method was as follows:

Statement of Operations and Selected Information
	Years Ended November 30,
(Dollars in thousands)	2011	2010	2009
Revenues	$301,843	236,752	339,993
Costs and expenses	451,272	378,997	1,212,866
Other income	123,007	—	—

Net loss of unconsolidated entities (1)	$(26,422)	(142,245)	(872,873)

Our share of net loss	$(41,275)	(13,301)	(131,138)
Lennar Homebuilding equity in loss from unconsolidated entities (2)	$(62,716)	(10,966)	(130,917)
Our cumulative share of net earnings - deferred at November 30	$3,362	8,689	12,052
Our investments in unconsolidated entities	$545,760	626,185	599,266
Equity of the unconsolidated entities	$2,055,966	2,148,610	2,248,289

Our investment % in the unconsolidated entities	27%	29%	27%

(1)	The net loss of unconsolidated entities for the years ended November 30, 2010 and 2009 was primarily related to valuation adjustments and operating losses recorded by the unconsolidated entities. Our exposure to such losses was significantly lower as a result of its small ownership interests in the respective unconsolidated entities or its previous valuation adjustments recorded to its investments in Lennar Homebuilding’s unconsolidated entities.
(2)

For the year ended November 30, 2011, Lennar Homebuilding equity in loss includes a $57.6 million valuation adjustment related to an asset distribution from a Lennar Homebuilding unconsolidated entity that resulted from a linked transaction where there was also a pre-tax gain of $62.3 million, included in Lennar Homebuilding other income (expense), net, related to the distribution of assets of the unconsolidated entity. In addition, for the year ended November 30, 2011, Lennar Homebuilding equity in loss from unconsolidated entities includes $8.9 million of valuation adjustments related to the assets of Lennar Homebuilding unconsolidated entities, offset by a $15.4 million gain related to our share of a $123.0 million gain on debt extinguishment at a Lennar Homebuilding unconsolidated entity. For the year ended November 30, 2010, we recorded a net pre-tax gain of $7.7 million from a transaction related to one of Lennar Homebuilding’s unconsolidated entities. In addition, for the years ended November 30, 2010 and 2009, Lennar Homebuilding equity in loss from unconsolidated entities includes $10.5 million and $101.9 million, respectively, of valuation adjustments related to assets of Lennar Homebuilding unconsolidated entities.

Balance Sheets
	November 30,
(In thousands)	2011	2010
Assets:
Cash and cash equivalents	$90,584	82,573
Inventories	2,895,241	3,371,435
Other assets	277,152	307,244

	$3,262,977	3,761,252

Liabilities and equity:
Account payable and other liabilities	$246,384	327,824
Debt	960,627	1,284,818
Equity	2,055,966	2,148,610

	$3,262,977	3,761,252

As of November 30, 2011, our recorded investments in Lennar Homebuilding unconsolidated entities were $545.8 million while the underlying equity in the Lennar Homebuilding unconsolidated entities partners’ net assets was $628.1 million, primarily as a result of us buying out at a discount the Lennar Homebuilding unconsolidated entities partners’ equity. As of November 30, 2010, our recorded investments in Lennar Homebuilding unconsolidated entities were $626.2 million while the underlying equity in the Lennar Homebuilding unconsolidated entities’ net assets was $666.0 million, primarily as a result of us buying out at a discount the Lennar Homebuilding unconsolidated entities partner’s equity.

In 2007, we sold a portfolio of land to a strategic land investment venture with Morgan Stanley Real Estate Fund II, L.P., an affiliate of Morgan Stanley & Co., Inc., in which we have a 20% ownership interest and 50% voting rights. Due to our continuing involvement, the transaction did not qualify as a sale under GAAP; thus, the inventory has remained on our consolidated balance sheet in consolidated inventory not owned. As of November 30, 2011 and 2010, the portfolio of land (including land development costs) of $372.0 million and $424.5 million, respectively, is reflected as inventory in the summarized condensed financial information related to Lennar Homebuilding’s unconsolidated entities.

In June 2008, LandSource Communities Development LLC (“LandSource”), in which we had a 16% ownership interest, and a number of its subsidiaries commenced proceedings under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. In July 2009, the United States Bankruptcy Court for the District of Delaware confirmed the plan of reorganization for LandSource. As a result of the bankruptcy proceedings, LandSource was reorganized into a new company called Newhall Land Development, LLC, (“Newhall”). The reorganized company emerged from Chapter 11 free of its previous bank debt. As part of the reorganization plan, in 2009, we invested $140 million in exchange for approximately a 15% equity interest in the reorganized Newhall, ownership in several communities that were formerly owned by LandSource, the settlement and release of all claims that might have been asserted against us and certain other claims LandSource had against third parties.

Debt to total capital of the Lennar Homebuilding unconsolidated entities in which we have investments was calculated as follows:

	November 30,
(Dollars in thousands)	2011	2010
Debt	$960,627	1,284,818
Equity	2,055,966	2,148,610

Total capital	$3,016,593	3,433,428

Debt to total capital of our unconsolidated entities	31.8%	37.4%

Our investments in Lennar Homebuilding unconsolidated entities by type of venture were as follows:

	November 30,
(In thousands)	2011	2010
Land development	$461,077	530,004
Homebuilding	84,683	96,181

Total investments	$545,760	626,185

We recorded $10.5 million and $1.7 million, respectively, of valuation adjustments to our investments in unconsolidated entities for the years ended November 30, 2011 and 2010. We will continue to monitor our investments in joint ventures and the recoverability of assets owned by those joint ventures.

The summary of our net recourse exposure related to the Lennar Homebuilding unconsolidated entities in which we have investments was as follows:

	November 30,
(In thousands)	2011	2010
Several recourse debt - repayment	$62,408	33,399
Several recourse debt - maintenance	—	29,454
Joint and several recourse debt - repayment	46,292	48,406
Joint and several recourse debt - maintenance	—	61,591

Lennar’s maximum recourse exposure	108,700	172,850
Less: joint and several reimbursement agreements with our partners	(33,795)	(58,878)

Lennar’s net recourse exposure	$74,905	113,972

During the year ended November 30, 2011, our maximum recourse exposure related to indebtedness of Lennar Homebuilding unconsolidated entities decreased by $100.4 million as a result of $17.9 million paid by us primarily through capital contributions to unconsolidated entities, a $43.5 million debt reduction as a result of a transaction in which we received a net asset distribution from Platinum Triangle Partners, one of Lennar Homebuilding’s unconsolidated entities, and $39.0 million primarily related to the restructuring of a guarantee, the consolidation of a joint venture in 2011 and the joint ventures selling inventory. The decrease in our maximum recourse exposure was partially offset by a $36.3 million increase in the maximum recourse exposure for consideration given in the form of a several repayment guarantee in connection with the favorable debt maturity extension until 2018 and principal reduction at Heritage Fields El Toro, one of Lennar Homebuilding’s unconsolidated entities as discussed in the note to the following table.

As of November 30, 2011, we had no obligation guarantees accrued. At November 30, 2010, we had $10.2 million of obligation guarantees accrued as a liability on our consolidated balance sheet. During the year ended November 30, 2011, the liability was reduced by $10.2 million, of which $7.6 million were cash payments related to obligation guarantees previously recorded and $2.6 million related to a change in estimate of an obligation guarantee. The obligation guarantees are estimated based on current facts and circumstances and any unexpected changes may lead us to incur additional liabilities under our obligation guarantees in the future.

Indebtedness of an unconsolidated entity is secured by its own assets. Some Lennar Homebuilding unconsolidated entities own multiple properties and other assets. There is no cross collateralization of debt to different unconsolidated entities. We also do not use our investment in one unconsolidated entity as collateral for the debt in another unconsolidated entity or commingle funds among Lennar Homebuilding unconsolidated entities.

In connection with loans to a Lennar Homebuilding unconsolidated entity, we and our partners often guarantee to a lender either jointly and severally or on a several basis, any, or all of the following: (i) the completion of the development, in whole or in part, (ii) indemnification of the lender from environmental issues, (iii) indemnification of the lender from “bad boy acts” of the unconsolidated entity (or full recourse liability in the event of an unauthorized transfer or bankruptcy) and (iv) that the loan to value and/or loan to cost will not exceed a certain percentage (maintenance or remargining guarantee) or that a percentage of the outstanding loan will be repaid (repayment guarantee).

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

The recourse debt exposure in the previous table represents our maximum exposure to loss from guarantees and does not take into account the underlying value of the collateral or the other assets of the borrowers that are available to repay debt or to reimburse us for any payments on our guarantees. The Lennar Homebuilding unconsolidated entities that have recourse debt have a significant amount of assets and equity. The summarized balance sheets of the Lennar Homebuilding unconsolidated entities with recourse debt were as follows.

	November 30,
(In thousands)	2011	2010
Assets (1)	$1,865,144	990,028
Liabilities (1)	$815,815	487,606
Equity (1)	$1,049,329	502,422

(1)	In 2011, Heritage Fields El Toro, one of Lennar Homebuilding’s unconsolidated entities, extended the maturity of its $573.5 million debt until 2018, which at the time was without recourse to Lennar. In exchange for the extension and partial debt extinguishment, which reduced the outstanding debt balance to $481.0 million in the first quarter of 2011, all the partners agreed to provide a limited several repayment guarantee on the outstanding debt, which resulted in a $36.3 million increase to our maximum recourse exposure and a subsequent increase to assets, liabilities and equity of Lennar Homebuilding unconsolidated entities that have recourse debt. In addition, we recognized a $15.4 million gain for our share of the $123.0 million gain on debt extinguishment, including a reduction in the accrued interest payable, in 2011.

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

During the year ended November 30, 2011, there were: (1) payments of $1.7 million under our maintenance guarantees, and (2) other loan paydowns of $16.3 million, a portion of which related to amounts paid under our repayment guarantees. During the year ended November 30, 2010, there were: (1) payments of $10.0 million under our maintenance guarantees, (2) at our election, a loan paydown of $50.3 million, representing both our and our partner’s share, in return for 4-year loan extension and the rights to obtain preferred returns and priority distributions at one of our unconsolidated entities, and (3) a $19.3 million payment to extinguish debt at a discount and buy out the partner of one of our unconsolidated entities resulting in a net pre-tax gain of $7.7 million. In addition, during the year ended November 30, 2010, there were other loan paydowns of $28.1 million, a portion of which related to amounts paid under our repayment guarantees. During the years ended November 30, 2011 and 2010, there were no payments under completion guarantees.

As of November 30, 2011, the fair values of the maintenance guarantees, repayment guarantees and completion guarantees were not material. We believe that as of November 30, 2011, in the event we become legally obligated to perform under a guarantee of the obligation of a Lennar Homebuilding unconsolidated entity due to a triggering event under a guarantee, most of the time the collateral should be sufficient to repay at least a significant portion of the obligation or we and our partners would contribute additional capital into the venture.

The total debt of Lennar Homebuilding unconsolidated entities in which we have investments was as follows:

	November 30,
(In thousands)	2011	2010
Lennar’s net recourse exposure	$74,905	113,972
Reimbursement agreements from partners	33,795	58,878

Lennar’s maximum recourse exposure	$108,700	172,850

Non-recourse bank debt and other debt (partner’s share of several recourse)	$149,937	79,921
Non-recourse land seller debt or other debt	26,391	58,604
Non-recourse debt with completion guarantees	441,770	600,297
Non-recourse debt without completion guarantees	233,829	373,146

Non-recourse debt to Lennar	851,927	1,111,968

Total debt	$960,627	1,284,818

Lennar’s maximum recourse exposure as a % of total JV debt	11%	13%

In view of current credit market conditions, it is not uncommon for lenders to real estate developers, including joint ventures in which we have interests, to assert non-monetary defaults (such as failure to meet construction completion deadlines or declines in the market value of collateral below required amounts) or technical monetary defaults against the real estate developers. In most instances, those asserted defaults are resolved by modifications of the loan terms, additional equity investments or other concessions by the borrowers. In addition, in some instances, real estate developers, including joint ventures in which we have interests, are forced to request temporary waivers of covenants in loan documents or modifications of loan terms, which are often, but not always obtained. However, in some instances developers, including joint ventures in which we have interests, are not able to meet their monetary obligations to lenders, and are thus declared in default. Because we sometimes guarantee all or portions of the obligations to lenders of joint ventures in which we have interests, when these joint ventures default on their obligations, lenders may or may not have claims against us. Normally, we do not make payments with regard to guarantees of joint venture obligations while the joint ventures are contesting assertions regarding sums due to their lenders. When it is determined that a joint venture is obligated to make a payment that we have guaranteed and the joint venture will not be able to make that payment, we accrue the amounts probable to be paid by us as a liability. Although we generally fulfill our guarantee obligations within a reasonable time after we determine that we are obligated with regard to them, at any point in time it is likely that we will have some balance of unpaid guarantee liability. At November 30, 2011, we had no liabilities accrued for unpaid guarantees of joint venture indebtedness on our consolidated balance sheet. At November 30, 2010, the liability for unpaid guarantees of joint venture indebtedness on our consolidated balance sheet totaled $10.2 million.

The following table summarizes the principal maturities of our Lennar Homebuilding unconsolidated entities (“JVs”) debt as per current debt arrangements as of November 30, 2011 and does not represent estimates of future cash payments that will be made to reduce debt balances. Many JV loans have extension options in the loan agreements that would allow the loans to be extended into future years.

			Principal Maturities of Unconsolidated JVs by Period
(In thousands)	Total JV Assets (1)		Total JV Debt	2012	2013	2014	Thereafter	Other Debt (2)
Net recourse debt to Lennar	$		74,905	3,698	25,750	4,743	40,714	—
Reimbursement agreements			33,795	—	8,286	—	25,509	—

Maximum recourse debt exposure to Lennar		$1,865,144	108,700	3,698	34,036	4,743	66,223	—
Debt without recourse to Lennar		1,074,910	851,927	146,138	94,314	30,276	553,292	27,907

Total		$2,940,054	960,627	149,836	128,350	35,019	619,515	27,907

(1)	Excludes unconsolidated joint venture assets where the joint venture has no debt.
(2)	Represents land seller debt and other debt.

The following table is a breakdown of the assets, debt and equity of the Lennar Homebuilding unconsolidated joint ventures by partner type as of November 30, 2011:

(Dollars in thousands)	Total JV Assets		Maximum Recourse Debt Exposure to Lennar	Reimbursement Agreements	Net Recourse Debt to Lennar	Total Debt Without Recourse to Lennar	Total JV Debt	Total JV Equity	JV Debt to Total Capital Ratio	Remaining Homes/ Homesites in JV
Partner Type:
Financial		$2,418,039	64,593	25,509	39,084	622,753	687,346	1,486,495	32%	40,752
Land Owners/Developers		404,548	20,470	—	20,470	99,162	119,632	272,147	31%	14,515
Strategic		100,598	4,565	—	4,565	24,091	28,656	70,916	29%	3,276
Other Builders		339,792	19,072	8,286	10,786	78,014	97,086	226,408	30%	5,570

Total		$3,262,977	108,700	33,795	74,905	824,020	932,720	2,055,966	31%	64,113

Land seller debt and other debt	$		—	—	—	27,907	27,907

Total JV debt	$		108,700	33,795	74,905	851,927	960,627

The table below indicates the assets, debt and equity of our 10 largest Lennar Homebuilding unconsolidated joint venture investments as of November 30, 2011:

(Dollars in thousands)	Lennar’s Investment		Total JV Assets	Maximum Recourse Debt Exposure to Lennar	Reimbursement Agreements	Net Recourse Debt to Lennar	Total Debt Without Recourse to Lennar	Total JV Debt	Total JV Equity	JV Debt to Total Capital Ratio
Top Ten JVs (1):
Heritage Fields El Toro		$125,192	1,363,190	36,250	—	36,250	465,490	501,740	824,163	38%
Central Park West Holdings		65,681	166,866	28,343	25,509	2,834	85,030	113,373	51,141	69%
Newhall Land Development		45,125	451,074	—	—	—	—	—	262,130	—
Runkle Canyon		38,283	77,920	—	—	—	—	—	76,608	—
Ballpark Village		38,227	129,700	—	—	—	52,910	52,910	76,124	41%
MS Rialto Residential Holdings		35,224	381,819	—	—	—	72,233	72,233	298,313	19%
LS College Park		28,835	59,426	—	—	—	—	—	56,451	—
Treasure Island Community Development		26,732	54,156	—	—	—	—	—	53,494	—
Rocking Horse Partners		20,740	49,733	—	—	—	7,348	7,348	41,467	15%
Krome Groves Land Trust		18,633	87,731	12,350	—	12,350	26,217	38,567	47,465	45%

10 largest JV investments		442,672	2,821,615	76,943	25,509	51,434	709,228	786,171	1,787,356	31%

Other JVs		103,088	441,362	31,757	8,286	23,471	114,792	146,549	268,610	35%

Total		$545,760	3,262,977	108,700	33,795	74,905	824,020	932,720	2,055,966	31%

Land seller debt and other debt	$			—	—	—	27,907	27,907

Total JV debt	$			108,700	33,795	74,905	851,927	960,627

(1)	All of the joint ventures presented in the table above operate in our Homebuilding West segment except for Rocking Horse Partners, which operates in our Homebuilding Central segment, Krome Groves Land Trust, which operates in our Homebuilding Southeast Florida segment and MS Rialto Residential Holdings, which operates in all of our homebuilding segments and Homebuilding Other.

The table below indicates the percentage of assets, debt and equity of our 10 largest Lennar Homebuilding unconsolidated joint venture investments as of November 30, 2011:

	% of Total JV Assets	% of Maximum Recourse Debt Exposure to to Lennar	% of Net Recourse Debt to Lennar	% of Total Debt Without Recourse to Lennar	% of Total JV Equity

10 largest JVs	86%	71%	69%	86%	87%
Other JVs	14%	29%	31%	14%	13%

Total	100%	100%	100%	100%	100%

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

We committed to invest $75 million in a PPIP fund managed by AB. An affiliate of Rialto is a sub-advisor to the AB PPIP fund and receives management fees for sub-advisory services. Total equity commitments of approximately $1.2 billion were made by private investors in this fund, and the U.S. Treasury has committed to a matching amount of approximately $1.2 billion of equity in the fund, as well as agreed to extend up to approximately $2.3 billion of debt financing. As of November 30, 2011, 90% of committed capital has been called including our portion, $67.5 million of the $75 million we committed to invest. As of November 30, 2011, the AB PPIP has invested approximately $4.4 billion to purchase $6.9 billion in face amount of non-agency residential mortgage-backed securities and commercial mortgage-backed securities and it is reflected in investments in the summarized condensed balance sheets of Rialto’s unconsolidated entities. The gross yield of the fund since its inception has totaled approximately 22%. As of November 30, 2011 and 2010, the carrying value of our investment in the AB PPIP fund was $65.2 million and $77.3 million, respectively.

In November 2010, our Rialto segment completed the first closing of the Fund with initial equity commitments of approximately $300 million (including $75 million committed by us). The Fund’s objective during its three-year investment period is to invest in distressed real estate assets and other related investments that fit within the Fund’s investment parameters. During the year ended November 30, 2011, we contributed $60.6 million of which $13.4 million was distributed back to us as a return of excess capital contributions as a result of new investors in the Fund. Total investor contributions to the Fund for the year ended November 30, 2011 were $387.8 million. During the year ended November 30, 2011, the Fund acquired distressed real estate asset portfolios and invested in CMBS at a discount to par value. As of November 30, 2011, the carrying value of our investment in the Fund was $50.1 million. As of November 30, 2011, the equity commitments of the Fund were $700 million (including the $75 million committed by us). Since the Fund’s inception, our share of earnings as of November 30, 2011 was $2.9 million.

Additionally, another subsidiary in our Rialto segment has approximately a 5% investment in the Service Provider, which provides services to the consolidated LLCs, among others. As of November 30, 2011 and 2010, the carrying value of our investment in the Servicer Provider was $8.8 million and $7.3 million, respectively.

Summarized condensed financial information on a combined 100% basis related to Rialto’s investments in unconsolidated entities that are accounted for by the equity method was as follows:

Balance Sheets
	November 30,
(In thousands)	2011	2010
Assets:
Cash and cash equivalents	$60,936	42,793
Loans receivable	274,213	—
Real estate owned	47,204	—
Investment securities	4,336,418	4,341,226
Other assets	171,196	181,600

	$4,889,967	4,565,619

Liabilities and equity:
Accounts payable and other liabilities	$320,353	110,921
Notes payable	40,877	—
Partner loans	137,820	137,820
Debt due to the U.S. Treasury	2,044,950	1,955,000
Equity	2,345,967	2,361,878

	$4,889,967	4,565,619

Statements of Operations
	Years Ended November 30,
(In thousands)	2011	2010	2009
Revenues	$470,282	357,330	58,464
Costs and expenses	183,326	209,103	89,570
Other income (expense), net (1)	(614,014)	311,468	—

Net earnings (loss) of unconsolidated entities (2)	$(327,058)	459,695	(31,106)

Rialto Investments equity in earnings (loss) from unconsolidated entities	$(7,914)	15,363	—

(1)	Other income (expense), net for the years ended November 30, 2011 and 2010 includes the AB PPIP Fund’s mark-to-market unrealized gains and losses, of which our portion is a small percentage.
(2)	Amounts included for the year ended November 30, 2009 relate only to the Service Provider because we did not invest in the AB PPIP fund until December 2009.

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

When we intend not to exercise an option, we write-off any deposit and pre-acquisition costs associated with the option contract. For the years ended November 30, 2011, 2010 and 2009, we wrote-off $1.8 million, $3.1 million and $84.4 million, respectively, of option deposits and pre-acquisition costs related to homesites under option that we do not intend to purchase.

The table below indicates the number of homesites owned and homesites to which we had access through option contracts with third parties (“optioned”) or unconsolidated joint ventures (“JVs”) (i.e., controlled homesites) at November 30, 2011 and 2010:

	Controlled Homesites
November 30, 2011	Optioned	JVs	Total	Owned Homesites	Total Homesites
East	4,017	423	4,440	30,595	35,035
Central	1,204	1,217	2,421	15,663	18,084
West	464	6,111	6,575	27,884	34,459
Southeast Florida	1,112	323	1,435	6,039	7,474
Houston	1,384	296	1,680	9,791	11,471
Other	133	18	151	4,712	4,863

Total homesites	8,314	8,388	16,702	94,684	111,386

	Controlled Homesites
November 30, 2010	Optioned	JVs	Total	Owned Homesites	Total Homesites
East	4,383	1,308	5,691	26,786	32,477
Central	1,061	1,721	2,782	16,236	19,018
West	304	7,753	8,057	26,213	34,270
Southeast Florida	836	323	1,159	4,337	5,496
Houston	1,431	305	1,736	5,926	7,662
Other	475	74	549	4,984	5,533

Total homesites	8,490	11,484	19,974	84,482	104,456

We evaluate all option contracts for land to determine whether they are VIEs and, if so, whether we are the primary beneficiary of certain of these option contracts. Although we do not have legal title to the optioned land, if we are deemed to be the primary beneficiary, we are required to consolidate the land under option at the purchase price of the optioned land. During the year ended November 30, 2011, the effect of consolidation of these option contracts was a net increase of $15.0 million to consolidated inventory not owned with a corresponding increase to liabilities related to consolidated inventory not owned in our consolidated balance sheet as of November 30, 2011. To reflect the purchase price of the inventory consolidated, we reclassified the related option deposits from land under development to consolidated inventory not owned in the accompanying consolidated balance sheet as of November 30, 2011. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and our cash deposits. The increase to consolidated inventory not owned was offset by our exercise of options to acquire land under previously consolidated contracts, resulting in a net decrease in consolidated inventory not owned of $65.7 million for the year ended November 30, 2011.

Our exposure to loss related to our option contracts with third parties and unconsolidated entities consisted of our non-refundable option deposits and pre-acquisition costs totaling $156.8 million and $157.4 million, respectively, at November 30, 2011 and 2010. Additionally, we had posted $44.1 million and $48.9 million, respectively, of letters of credit in lieu of cash deposits under certain option contracts as of November 30, 2011 and 2010.

Contractual Obligations and Commercial Commitments

The following table summarizes certain of our contractual obligations at November 30, 2011:

Contractual Obligations		Payments Due by Period
(In thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Lennar Homebuilding - Senior notes and other debts payable	$3,362,759	182,787	635,880	851,823	1,692,269
Lennar Financial Services - Notes and other debts payable	410,134	410,101	30	3	—
Interest commitments under interest bearing debt (1)	923,740	183,528	321,282	232,979	185,951
Rialto Investments - Notes payable (2)	765,541	169,575	527,972	65,693	2,301
Operating leases	101,088	29,994	38,558	20,368	12,168
Other contractual obligations (3)	35,250	35,250	—	—	—

Total contractual obligations (4)	$5,598,512	1,011,235	1,523,722	1,170,866	1,892,689

(1)	Interest commitments on variable interest-bearing debt are determined based on the interest rate as of November 30, 2011.
(2)	Amount includes $626.9 million of notes payable that was consolidated as part of the LLC consolidation related to the FDIC transaction and is non-recourse to Lennar; however, at November 30, 2011 $219.4 million of cash collections on loans in excess of expenses had been deposited in a defeasance account established for the repayment of the FDIC notes payable.
(3)	Commitments to fund Rialto segment’s equity investments ($7.5 million in the AB PPIP fund and $27.8 million in the Fund).
(4)	Total contractual obligations exclude our gross unrecognized tax benefits of $36.7 million as of November 30, 2011, because we are unable to make reasonable estimates as to the period of cash settlement with the respective taxing authorities.

We are subject to the usual obligations associated with entering into contracts (including option contracts) for the purchase, development and sale of real estate in the routine conduct of our business. Option contracts for the purchase of land generally enable us to defer acquiring portions of properties owned by third parties and unconsolidated entities until we have determined whether to exercise our option. This reduces our financial risk associated with land holdings. At November 30, 2011, we had access to 16,702 homesites through option contracts with third parties and unconsolidated entities in which we have investments. At November 30, 2011, we had $156.8 million of non-refundable option deposits and pre-acquisition costs related to certain of these homesites and $44.1 million of letters of credit posted in lieu of cash deposits under certain option contracts.

At November 30, 2011, we had letters of credit outstanding in the amount of $267.3 million (which included the $44.1 million of letters of credit discussed above). These letters of credit are generally posted either with regulatory bodies to guarantee our performance of certain development and construction activities, or in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral. Additionally, at November 30, 2011, we had outstanding performance and surety bonds related to site improvements at various projects (including certain projects in our joint ventures) of $628.1 million. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all of the development and construction activities are completed. As of November 30, 2011, there were approximately $331.5 million, or 53%, of costs to complete related to these site improvements. We do not presently anticipate any draws upon these bonds, but if any such draws occur, we do not believe they would have a material effect on our financial position, results of operations or cash flows.

Our Lennar Financial Services segment had a pipeline of loan applications in process of $550.5 million at November 30, 2011. Loans in process for which interest rates were committed to the borrowers and builder commitments for loan programs totaled $197.8 million as of November 30, 2011. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers or borrowers may not meet certain criteria at the time of closing, the total commitments do not necessarily represent future cash requirements.

Our Lennar Financial Services segment uses mandatory mortgage-backed securities (“MBS”) forward commitments, option contracts and investor commitments to hedge our mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments, option contracts and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At November 30, 2011, we had open commitments amounting to $379.8 million to sell MBS with varying settlement dates through February 2012.

The following sections discuss economic conditions, market and financing risk, seasonality and interest rates and changing prices that may have an impact on our business:

Economic Conditions

Throughout 2011, we continued to see a housing market that was trying to stabilize. We have seen demand for home purchases slowly return to the market place driven by a combination of low home prices and low interest rates. Our sales of homes revenue was flat with prior year, our home deliveries decreased 1% and our new orders increased 4% year over year. In addition, our gross margins on home sales increased to $523.4 million, or 19.9%, in the year ended November 30, 2011, from $517.9 million, or 19.7%, in the year ended November 30, 2010. The improvement in gross margins was primarily due to lower valuation adjustments and deliveries from the new higher margin communities that we have been investing in, offset by an unfavorable comparison year over year as a result of the third-party recoveries relating to Chinese drywall that were included in our gross margins on home sales in 2010. In addition, the year ended November 30, 2011, was our second year of profitability with net earnings of $92.2 million, or $0.48 per diluted share, compared to net earnings of $95.3 million, or $0.51 per diluted share, during the year ended November 30, 2010.

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

New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements, (“ASU 2010-06”), which requires additional disclosures about transfers between Levels 1 and 2 of the fair value hierarchy and disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements. We adopted ASU 2010-06 for its second quarter ended May 31, 2010, except for the Level 3 activity disclosures which will be effective for our fiscal year beginning December 1, 2011. ASU 2010-06 has not and is not expected to have a material effect on our consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, Disclosures About the Credit Quality of Financing Receivables and the Allowance for Credit Losses, (“ASU 2010-20”). ASU 2010-20 enhances current disclosure requirements to assist users of financial statements in assessing an entity’s credit risk exposure and evaluating the adequacy of an entity’s allowance for credit losses. ASU 2010-20 requires entities to disclose the nature of credit risk inherent in their finance receivables, the procedure for analyzing and assessing credit risk, and the changes in both the receivables and the allowance for credit losses by portfolio segment and class. ASU 2010-20 was effective for our fiscal year beginning December 1, 2010. The adoption of this ASU did not have a material effect on our consolidated financial statements.

In April 2011, the FASB issued ASU 2011-02, A Creditor’s Determination of Whether Restructuring Is a Troubled Debt Restructuring, (“ASU 2011-02”). ASU 2011-02 clarifies when a loan modification or restructuring is considered a troubled debt restructuring (“TDR”). In determining whether a loan modification represents a TDR, an entity should consider whether the debtor is experiencing financial difficulty and the lender has granted a concession to the borrower. This guidance is to be applied retrospectively, with early application permitted. ASU 2011-02 is effective for loan modifications that occur on or after September 1, 2011. ASU 2011-02 did not have a material effect on the our consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, (“ASU 2011-04”). ASU 2011-04 amends ASC 820, Fair Value Measurements, (“ASC 820”), providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the ASC 820 disclosure requirements, particularly for Level 3 fair value measurements. ASU 2011-04 will be effective for our fiscal year beginning December 1, 2011. The adoption of ASU 2011-04 is not expected to have a material effect on our consolidated financial statements, but may require certain additional disclosures.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, (“ASU 2011-05”). ASU 2011-05 requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. ASU 2011-05 will be effective for our quarter ending May 31, 2012. The adoption of ASU 2011-05 is not expected to have a material effect on our consolidated financial statements, but will require a change in the presentation of our comprehensive income from the notes of the consolidated financial statements, where it is currently disclosed, to the face of the consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, (“ASU 2011-08”), which amends the guidance in ASC 350-20, Intangibles - Goodwill and Other - Goodwill. Under ASU 2011-08, entities have the option of performing a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, then entities are required to perform the two-step goodwill impairment test. ASU 2011-08 will be effective for our fiscal year beginning December 1, 2012, with early adoption permitted. The adoption of ASU 2011-08 is not expected to have a material effect on our consolidated financial statements.

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

At November 30, 2011, we continued our evaluation of whether the valuation allowance against our deferred tax assets was still needed. Although our strong performance and current positioning is bringing us closer to a conclusion that a valuation allowance is no longer needed, further evidence of a market recovery is needed to reverse our valuation allowance against our deferred tax assets.

Therefore, based upon an evaluation of all available positive and negative evidence, we concluded we still needed a valuation allowance against our deferred tax assets of $576.9 million and $609.5 million, respectively, at November 30, 2011 and 2010. During the year ended November 30, 2011, we recorded a reversal of the deferred tax asset valuation allowance of $32.6 million due primarily to net earnings generated during the year. During the year ended November 30, 2010, we recorded a reversal of the deferred tax asset valuation allowance of $37.9 million primarily due to the recording of a deferred tax liability from the issuance of 2.75% Convertible Senior Notes, and the net earnings generated during the year. The reversal of the deferred tax asset valuation allowance related to the issuance of the 2.75% Convertible Senior Notes was recorded as an adjustment to additional paid-in capital. In future periods, the allowance could be reduced if sufficient positive evidence is present indicating that it is more likely than not that a portion or all of our deferred tax assets will be realized. At both November 30, 2011 and 2010, we had no net deferred tax assets.

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

Inventories

Inventories are stated at cost unless the inventory within a community is determined to be impaired, in which case the impaired inventory is written down to fair value. Inventory costs include land, land development and home construction costs, real estate taxes, deposits on land purchase contracts and interest related to development and construction. We review our inventory for indicators of impairment by evaluating each community during each reporting period. The inventory within each community is categorized as finished homes and construction in progress or land under development based on the development state of the community. There were 420 and 440 active communities as of November 30, 2011 and 2010, respectively. If the undiscounted cash flows expected to be generated by a community are less than its carrying amount, an impairment charge is recorded to write down the carrying amount of such community to its fair value.

In conducting our review for indicators of impairment on a community level, we evaluate, among other things, the margins on homes that have been delivered, margins on homes under sales contracts in backlog, projected margins with regard to future home sales over the life of the community, projected margins with regard to future land sales, and the estimated fair value of the land itself. We pay particular attention to communities in which inventory is moving at a slower than anticipated absorption pace and communities whose average sales price and/or margins are trending downward and are anticipated to continue to trend downward. From this review, we identify communities whose carrying values exceed their undiscounted cash flows. Although gross margins for all of our homebuilding segments, and Homebuilding Other for the year ended November 30, 2011 have remained constant compared to the year ended November 30, 2010, revenues of our Homebuilding West and Homebuilding Houston segments and Homebuilding Other decreased 18%, 10% and 4%, respectively, for the year ended November 30, 2011, compared to the year ended November 30, 2010 due to a decrease in absorption pace.

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

In order to arrive at the assumed absorption pace for home sales included in our cash flow models, we analyze our historical absorption pace in the community as well as other comparable communities in the geographical area. In addition, we consider internal and external market studies and trends, which generally include, but are not limited to, statistics on population demographics, unemployment rates and availability of competing product in the geographic area where the community is located. When analyzing our historical absorption pace for home sales and corresponding internal and external market studies, we place greater emphasis on more current metrics and trends such as the absorption pace realized in our most recent quarters as well as forecasted population demographics, unemployment rates and availability of competing product. Generally, if we notice a variation from historical results over a span of two fiscal quarters, we consider such variation to be the establishment of a trend and adjust our historical information accordingly in order to develop assumptions on the projected absorption pace in the cash flow model for a community.

In order to determine the assumed sales prices included in our cash flow models, we analyze the historical sales prices realized on homes we delivered in the community and other comparable communities in the geographical area as well as the sales prices included in our current backlog for such communities. In addition, we consider internal and external market studies and trends, which generally include, but are not limited to, statistics on sales prices in neighboring communities and sales prices on similar products in non-neighboring communities in the geographic area where the community is located. When analyzing our historical sales prices and corresponding market studies, we also place greater emphasis on more current metrics and trends such as future forecasted sales prices in neighboring communities as well as future forecasted sales prices for similar product in non-neighboring communities. Generally, if we notice a variation from historical results over a span of two fiscal quarters, we consider such variation to be the establishment of a trend and adjust our historical information accordingly in order to develop assumptions on the projected sales prices in the cash flow model for a community.

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

Since the estimates and assumptions included in our cash flow models are based upon historical results and projected trends, they do not anticipate unexpected changes in market conditions or strategies that may lead to us incurring additional impairment charges in the future.

Using all the available information, we calculate our best estimate of projected cash flows for each community. While many of the estimates are calculated based on historical and projected trends, all estimates are subjective and change from market to market and community to community as market and economic conditions change. The determination of fair value also requires discounting the estimated cash flows at a rate we believe a market participant would determine to be commensurate with the inherent risks associated with the assets and related estimated cash flow streams. The discount rate used in determining each asset’s fair value depends on the community’s projected life and development stage. We generally use a discount rate of approximately 20%, subject to the perceived risks associated with the community’s cash flow streams relative to its inventory.

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

We also have access to land inventory through option contracts, which generally enables us to defer acquiring portions of properties owned by third parties and unconsolidated entities until we have determined whether to exercise our option. A majority of our option contracts require a non-refundable cash deposit or irrevocable letter of credit based on a percentage of the purchase price of the land. Our option contracts are recorded at cost. In determining whether to walk-away from an option contract, we evaluate the option primarily based upon the expected cash flows from the property under option. If we intend to walk-away from an option contract, we record a charge to earnings in the period such decision is made for the deposit amount and any related pre-acquisition costs associated with the option contract.

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

During the years ended November 30, 2011, 2010 and 2009, we recorded the following inventory impairments:

	Years Ended November 30,
(In thousands)	2011	2010	2009
Valuation adjustments to finished homes, CIP and land on which we intend to build homes (1)	$35,726	44,717	180,239
Valuation adjustments to land we intend to sell or have sold to third parties	456	3,436	95,314
Write-offs of option deposits and pre-acquisition costs	1,784	3,105	84,372

	$37,966	51,258	359,925

(1)	Valuation adjustments to finished homes, CIP and land on which we intend to build homes for the years ended November 30, 2011, 2010 and 2009 relate to 38 communities, 33 communities and 131 communities, respectively.

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

At November 30, 2011, the reserve for warranty costs was $88.1 million, which included $9.1 million related to Defective Chinese drywall that was purchased and installed by various of our subcontractors. While we believe that the reserve for warranty costs is adequate, there can be no assurances that historical data and trends will accurately predict our actual warranty costs. Additionally, there can be no assurances that future economic or financial developments might not lead to a significant change in the reserve.

Lennar Homebuilding Investments in Unconsolidated Entities

We strategically invest in unconsolidated entities that acquire and develop land (1) for our homebuilding operations or for sale to third parties or (2) for construction of homes for sale to third-party homebuyers. Our partners generally are unrelated homebuilders, land owners/developers and financial or other strategic partners.

Most of the unconsolidated entities through which we acquire and develop land are accounted for by the equity method of accounting because we are not the primary beneficiary, and we have a significant, but less than controlling, interest in the entities. We record our investments in these entities in our consolidated balance sheets as “Lennar Homebuilding Investments in Unconsolidated Entities” and our pro-rata share of the entities’ earnings or losses in our consolidated statements of operations as “Lennar Homebuilding Equity in Loss from Unconsolidated Entities,” as described in Note 4 of the notes to our consolidated financial statements. Advances to these entities are included in the investment balance.

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

As of November 30, 2011, we believe that the equity method of accounting is appropriate for our investments in Lennar Homebuilding unconsolidated entities where we are not the primary beneficiary and we do not have a controlling interest, but rather share control with our partners. At November 30, 2011, the Lennar Homebuilding unconsolidated entities in which we had investments had total assets of $3.3 billion and total liabilities of $1.2 billion.

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

Our assumptions on the projected future distributions from the Lennar Homebuilding unconsolidated entities are dependent on market conditions. Specifically, distributions are dependent on cash to be generated from the sale of inventory by the Lennar Homebuilding unconsolidated entities. Such inventory is also reviewed for potential impairment by the Lennar Homebuilding unconsolidated entities. The review for inventory impairment performed by the Lennar Homebuilding unconsolidated entities is materially consistent with our process, as discussed above, for evaluating our own inventory as of the end of a reporting period. The Lennar Homebuilding unconsolidated entities generally also use a discount rate of approximately 20% in their reviews for impairment, subject to the perceived risks associated with the community’s cash flow streams relative to its inventory. If a valuation adjustment is recorded by an unconsolidated entity related to its assets, our proportionate share is reflected in our Lennar Homebuilding equity in loss from unconsolidated entities with a corresponding decrease to our Lennar Homebuilding investment in unconsolidated entities. In certain instances, we may be required to record additional losses relating to our Lennar Homebuilding investment in unconsolidated entities; if our investment in the unconsolidated entity, or a portion thereof, is deemed to be other than temporarily impaired. These losses are included in Lennar Homebuilding other income (expense), net. We believe our assumptions on the projected future distributions from the Lennar Homebuilding unconsolidated entities are critical because the operating results of the Lennar Homebuilding unconsolidated entities from which the projected distributions are derived are dependent on the status of the homebuilding industry, which has historically been cyclical and sensitive to changes in economic conditions such as interest rates, credit availability, unemployment levels and consumer sentiment. Changes in these economic conditions could materially affect the projected operational results of the Lennar Homebuilding unconsolidated entities from which the distributions are derived.

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

Additionally, we consider various qualitative factors to determine if a decrease in the value of our investment is other-than-temporary. These factors include age of the venture, stage in its life cycle, intent and ability for us to recover our investment in the entity, financial condition and long-term prospects of the entity, short-term liquidity needs of the unconsolidated entity, trends in the general economic environment of the land, entitlement status of the land held by the unconsolidated entity, overall projected returns on investments, defaults under contracts with third parties (including bank debt), recoverability of the investment through future cash flows and relationships with the other partners and banks. If we believe that the decline in the fair value of the investment is temporary, then no impairment is recorded.

During the years ended November 30, 2011, 2010 and 2009, we recorded the following valuation adjustments related to our Lennar Homebuilding investments in unconsolidated entities:

	Years Ended November 30,
(In thousands)	2011	2010	2009
Our share of valuation adjustments related to assets of Lennar Homebuilding unconsolidated entities	$8,869	10,461	101,893
Valuation adjustments to Lennar Homebuilding investments in unconsolidated entities	10,489	1,735	88,972

	$19,358	12,196	190,865

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

Loan Origination Liabilities

Substantially all of the loans we originate are sold within a short period in the secondary mortgage market on a servicing released, non-recourse basis. After the loans are sold, we retain potential liability for possible claims by purchasers that we breached certain limited industry-standard representations and warranties in the loan sale agreement. There has been an increased industry-wide effort by purchasers to defray their losses in an unfavorable economic environment by purporting to have found inaccuracies related to sellers’ representations and warranties in particular loan sale agreements. Our mortgage operations has established reserves for possible losses associated with mortgage loans previously originated and sold to investors. We establish reserves for such possible losses based upon, among other things, an analysis of repurchase requests received, an estimate of potential repurchase claims not yet received and actual past repurchases and losses through the disposition of affected loans, as well as previous settlements. While we believe that we have adequately reserved for known losses and projected repurchase requests, given the volatility in the mortgage industry and the uncertainty regarding the ultimate resolution of these claims, if either actual repurchases or the losses incurred resolving those repurchases exceed our expectations, additional recourse expense may be incurred. This allowance requires management’s judgment and estimate. For these reasons, we believe that the accounting estimate related to the loan origination losses is a critical accounting estimate.

Goodwill

At both November 30, 2011 and 2010, our goodwill was $34.0 million, which is part of our Lennar Financial Services segment. Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in business combinations. Evaluating goodwill for impairment involves the determination of the fair value of our reporting units in which we have recorded goodwill. A reporting unit is a component of an operating segment for which discrete financial information is available and reviewed by management on a regular basis. Inherent in the determination of fair value of our reporting units are certain estimates and judgments, including the interpretation of current economic indicators and market valuations as well as our strategic plans with regard to our operations. To the extent additional information arises or our strategies change, it is possible that our conclusion regarding goodwill impairment could change, which could have a material effect on our financial position and results of operations. For these reasons, we believe that the accounting estimate related to goodwill impairment is a critical accounting estimate.

We review goodwill annually (or whenever indicators of impairment exist) for impairment. Due to operating losses in the title operations of our Lennar Financial Services segment, we evaluated the carrying value of our Lennar Financial Services segment’s goodwill in both our third and fourth quarters of 2011. We estimated the fair value of our Financial Services’ title operations based on the income approach and concluded that a goodwill impairment was not required for 2011.

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

In determining the fair value of our Lennar Financial Services title operations under the income approach, our expected cash flows are affected by various assumptions. The most significant assumptions affecting our expected cash flows are the discount rate, projected revenue growth rate and operating profit margin. The impact of a change in any of our significant underlying assumptions +/- 1% would not result in a materially different fair value.

During the years ended November 30, 2011, 2010 and 2009, we did not record goodwill impairment charges. As of November 30, 2011 and 2010, there were no material identifiable intangible assets, other than goodwill.

Rialto Investments

Loans Receivable - Revenue Recognition

All of the acquired loans for which (1) there was evidence of credit quality deterioration since origination and (2) for which it was deemed probable that we would be unable to collect all contractually required principal and interest payments were accounted under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, (“ASC 310-30”). For loans accounted for under ASC 310-30, management determined upon acquisition the loan’s value based on due diligence on each of the loans, the underlying properties and the borrowers. We determined fair value by discounting the cash flows expected to be collected adjusted for factors that a market participant would consider when determining fair value. Factors considered in the valuation were projected cash flows for the loans, type of loan and related collateral, classification status and current discount rates. Since the estimates are based on projections, all estimates are subjective and can change due to unexpected changes in economic conditions and loan performance.

Under ASC 310-30, loans were pooled together according to common risk characteristics. A pool is then accounted for as a single asset with a single component interest rate and as aggregate expectation of cash flows. The excess of the cash flows expected to be collected over the cost of the loans acquired is referred to as the accretable yield and is recognized in interest income over the remaining life of the loans using the effective yield method. The difference between the contractually required payments and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference. This difference is neither accreted into income nor recorded on our consolidated balance sheets.

Our Rialto segment periodically evaluates its estimate of cash flows expected to be collected on its portfolios. These evaluations require the continued use of key assumptions and estimates, similar to those used in the initial estimate of fair value of the loans to allocate purchase price. Subsequent changes in the estimated cash flows expected to be collected may result in changes in the accretable yield and nonaccretable difference or reclassifications from nonaccretable yield to accretable yield. Increases in the cash flows expected to be collected will generally result in an increase in interest income over the remaining life of the loan or pool of loans. Decreases in expected cash flows due to further deterioration will generally result in an impairment recognized as a provision for loan losses, resulting in an increase to the allowance for loan losses. Prepayments are treated as a reduction of cash flows expected to be collected and a reduction of contractually required payments such that the nonaccretable difference is not affected.

We believe that the accounting related to loans with deteriorated credit quality and that the accounting for accretable yield are critical accounting policies because of the significant judgment involved.

Nonaccrual Loans - Revenue Recognition & Impairment

At November 30, 2011 and 2010, there were loans receivable with a carrying value of approximately $74 million and $253 million, respectively, for which interest income was not being recognized as they were classified as nonaccrual. When forecasted principal and interest cannot be reasonably estimated at the loan acquisition date, management classifies the loan as nonaccrual and accounts for these assets in accordance with ASC 310-10, Receivable, (“ASC 310-10”). When a loan is classified as nonaccrual, any subsequent cash receipt is accounted for using the cost recovery method. In accordance with ASC 310-10, a loan is considered impaired when based on current information and events; it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. A provision for loan losses is recognized when the recorded investment in the loan is in excess of its fair value. The fair value of the loan is determined by using either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral less estimated costs to sell. For these reasons, we believe that the accounting for nonaccrual loans is a critical accounting estimate.

Real Estate Owned

REO represents real estate that our Rialto segment has taken control or has effective control of in partial or full satisfaction of loans receivable. At the time of acquisition of a property through foreclosure of a loan, REO is recorded at fair value less estimated costs to sell if classified as held-for-sale or at fair value if classified as held-and-used, which becomes the property’s new basis. The fair values of these assets are determined in part by placing reliance on third party appraisals of the properties and/or internally prepared analyses of recent offers or prices on comparable properties in the proximate vicinity. The third party appraisals and internally developed analyses are significantly impacted by the local market economy, market supply and demand, competitive conditions and prices on comparable properties, adjusted for date of sale, location, property size, and other factors. Each REO is unique and is analyzed in the context of the particular market where the property is located. In order to establish the significant assumptions for a particular REO, we analyze historical trends, including trends achieved by our local homebuilding operations, if applicable, and current trends in the market and economy impacting the REO. Using available trend information, we then calculate our best estimate of fair value, which can include projected cash flows discounted at a rate we believe a market participant would determine to be commensurate with the inherent risks associated with the assets and related estimated cash flow streams.

Changes in economic factors, consumer demand and market conditions, among other things, could materially impact estimates used in the third party appraisals and/or internally prepared analyses of recent offers or prices on comparable properties. Thus, estimates can differ significantly from the amounts ultimately realized by our Rialto segment from disposition of these assets. The amount by which the recorded investment in the loan is less than the REO’s fair value (net of estimated cost to sell if held-for-sale), is recorded as an unrealized gain on foreclosure in our consolidated statement of operations. The amount by which the recorded investment in the loan is greater than the REO’s fair value (net of estimated cost to sell if held-for-sale) is initially recorded as an impairment in our consolidated statement of operations.

Additionally, REO includes real estate which Rialto has purchased directly from financial institutions. These REOs are recorded at cost or allocated cost if purchased in a bulk transaction.

Subsequent to obtaining REO via foreclosure or directly from a financial institution, management periodically performs valuations using the methodologies described above such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell. Any subsequent valuation adjustments, operating expenses or income, and gains and losses on disposition of such properties are also recognized in our Rialto Investments other income, net. REO assets classified as held-and-used are depreciated using a useful life of forty years for commercial properties and twenty seven and a half years for residential properties. Our REO assets classified as held-for-sale are not depreciated. Occasionally an asset will required certain improvements to yield a higher return. In accordance with ASC 970-340-25, Real Estate, construction costs incurred prior to acquisition or during development of the asset may be capitalized.

We believe that the accounting for REO is a critical accounting policy because of the significant judgment required in the third party appraisals and/or internally prepared analysis of recent offers or prices comparable properties in the proximate vicinity used to estimate the fair value of the REOs.

Consolidations of Variable Interest Entities

In 2010, our Rialto segment acquired indirectly 40% managing member equity interests in two limited liability companies (“LLCs”), in partnership with the FDIC. We determined that each of the LLCs met the definition of a variable interest entity (“VIE”) and we were the primarily beneficiary. In accordance with ASC 810-10-65-2, Consolidations, (“ASC 810-10-65-2”), we identified the activities that most significantly impact the LLCs’ economic performance and determined that we have the power to direct those activities. The economic performance of the LLCs is most significantly impacted by the performance of the LLCs’ portfolios of assets, which consist primarily of distressed residential and commercial mortgage loans. Thus, the activities that most significantly impact the LLCs’ economic performance are the servicing and disposition of mortgage loans and real estate obtained through foreclosure of loans, restructuring of loans, or other planned activities associated with the monetizing of loans.

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

In accordance with ASC 810-10-65-2, we determined that we has an obligation to absorb losses of the LLCs that could potentially be significant to the LLCs or the right to receive benefits from the LLCs that could potentially be significant to the LLCs based on the following factors:

•

Rialto/Lennar owns 40% of the equity of the LLCs. The LLCs have issued notes to the FDIC totaling $626.9 million. The notes issued by the LLCs must be repaid before any distributions can be made with regard to the equity. Accordingly, the equity of the LLCs has the obligation to absorb losses of the LLCs up to the amount of the notes issued.

•	Rialto/Lennar has a management/servicer contract under which we earn a 0.5% servicing fee.

•	Rialto/Lennar has guaranteed, as the servicer, its obligations under the servicing agreement up to $10 million.

We are aware that the FDIC, as the owner of 60% of the equity of each of the LLCs, may also have an obligation to absorb losses of the LLCs that could potentially be significant to the LLCs. However, in accordance with ASC Topic 810-10-25-38A, only one enterprise, if any, is expected to be identified as the primary beneficiary of a VIE.

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

We are exposed to market risks related to fluctuations in interest rates on our investments, debt obligations, loans held-for-sale and loans held-for-investment. We utilize forward commitments and option contracts to mitigate the risks associated with our mortgage loan portfolio. The table below provides information at November 30, 2011 about our significant financial instruments that are sensitive to changes in interest rates. For loans held-for-sale, loans held-for-investment, net and investments held-to-maturity, senior notes and other debts payable and notes and other debts payable, the table presents principal cash flows and related weighted average effective interest rates by expected maturity dates and estimated fair values at November 30, 2011. Weighted average variable interest rates are based on the variable interest rates at November 30, 2011. Rialto Investments loans receivable are not included in the table below because income is recorded through accretable yield due to the loans acquired having deteriorated credit quality, thus we believe they are not sensitive to changes in interest rates. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and Notes 1 and 14 of the notes to consolidated financial statements in Item 8 for a further discussion of these items and our strategy of mitigating our interest rate risk.

Information Regarding Interest Rate Sensitivity

Principal (Notional) Amount by

Expected Maturity and Average Interest Rate

November 30, 2011

	Years Ending November 30,							Fair Value at November 30,
(Dollars in millions)	2012	2013	2014	2015	2016	Thereafter	Total	2011
ASSETS
Lennar Homebuilding:
Investments available-for-sale:
Fixed rate	$—	—	—	—	—	42.9	42.9	42.9
Average interest rate	—	—	—	—	—	6.0%	6.0%	—
Rialto Investments:
Investments held-to-maturity:
Fixed rate	$—	—	—	—	—	14.1	14.1	14.0
Average interest rate	—	—	—	—	—	4.0. %	4.0%	—
Lennar Financial Services:
Loans held-for-sale:
Fixed rate	$—	—	—	—	—	295.3	295.3	295.3
Average interest rate	—	—	—	—	—	4.1%	4.1%	—
Variable rate	$—	—	—	—	—	8.5	8.5	8.5
Average interest rate	—	—	—	—	—	2.7%	2.7%	—
Loans held-for-investment, net and Investments held-to-maturity:
Fixed rate	$34.6	15.3	0.6	0.7	0.7	15.9	67.8	65.3
Average interest rate	0.9%	1.5%	6.4%	6.6%	6.6%	6.1%	2.4%	—
Variable rate	$0.1	0.1	0.1	0.2	0.2	4.7	5.4	5.1
Average interest rate	3.6%	3.6%	3.7%	3.7%	3.8%	4.3%	4.2%	—

LIABILITIES
Lennar Homebuilding:
Senior notes and other debts payable:
Fixed rate	$12.0	274.7	262.7	503.5	286.3	1,681.5	3,020.7	3,124.3
Average interest rate	3.4%	5.9%	5.7%	5.6%	6.6%	5.6%	5.7%	—
Variable rate	$170.8	56.5	42.0	22.5	39.5	10.8	342.1	366.9
Average interest rate	4.5%	10.1%	8.7%	10.4%	4.1%	3.3%	6.2%	—
Rialto Investments:
Notes Payable:
Fixed rate (1)	$158.0	316.5	158.5	1.2	5.1	2.3	641.6	626.8
Average interest rate	—	—	0.1%	6.0%	6.2%	5.9%	0.1%	—
Variable rate	$11.5	20.0	33.0	33.0	26.4	—	123.9	103.1
Average interest rate	4.5%	4.5%	4.5%	4.5%	4.5%	4.5%	4.5%	—
Lennar Financial Services:
Notes and other debts payable:
Fixed rate	$0.1	—	—	—	—	—	0.1	0.1
Average interest rate	8.0%	—	—	—	—	—	8.0%	—
Variable rate	$410.0	—	—	—	—	—	410.0	410.0
Average interest rate	3.4%	—	—	—	—	—	3.4%	—

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Lennar Corporation

We have audited the accompanying consolidated balance sheets of Lennar Corporation and subsidiaries (the “Company”) as of November 30, 2011 and 2010, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended November 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Lennar Corporation and subsidiaries as of November 30, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of November 30, 2011, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 30, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Miami, Florida

January 30, 2012

LENNAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

November 30, 2011 and 2010

	2011 (1)	2010 (1)
	(Dollars in thousands, except shares and per share amounts)
ASSETS
Lennar Homebuilding:
Cash and cash equivalents	$1,024,212	1,207,247
Restricted cash	8,590	8,195
Receivables, net	53,977	82,202
Inventories:
Finished homes and construction in progress	1,334,703	1,491,292
Land and land under development	2,636,510	2,223,300
Consolidated inventory not owned	389,322	455,016

Total inventories	4,360,535	4,169,608
Investments in unconsolidated entities	545,760	626,185
Other assets	524,694	307,810

	6,517,768	6,401,247
Rialto Investments:
Cash and cash equivalents	83,938	76,412
Defeasance cash to retire notes payable	219,386	101,309
Loans receivable, net	713,354	1,219,314
Real estate owned - held-for-sale	143,677	250,286
Real estate owned - held-and-used, net	582,111	7,818
Investments in unconsolidated entities	124,712	84,526
Other assets	29,970	37,949

	1,897,148	1,777,614
Lennar Financial Services	739,755	608,990

Total assets	$9,154,671	8,787,851

(1)	Under certain provisions of Accounting Standards Codification (“ASC”) Topic 810, Consolidations, (“ASC 810”) the Company is required to separately disclose on its consolidated balance sheets the assets of consolidated variable interest entities (“VIEs”) that are owned by the consolidated VIEs and liabilities of consolidated VIEs as to which there is no recourse against the Company.

As of November 30, 2011, total assets include $2,317.4 million related to consolidated VIEs of which $19.6 million is included in Lennar Homebuilding cash and cash equivalents, $5.3 million in Lennar Homebuilding receivables, net, $0.1 million in Lennar Homebuilding finished homes and construction in progress, $538.2 million in Lennar Homebuilding land and land under development, $71.6 million in Lennar Homebuilding consolidated inventory not owned, $43.4 million in Lennar Homebuilding investments in unconsolidated entities, $219.6 million in Lennar Homebuilding other assets, $80.0 million in Rialto Investments cash and cash equivalents, $219.4 million in Rialto Investments defeasance cash to retire notes payable, $565.6 million in Rialto Investments loans receivable, net, $115.4 million in Rialto Investments real estate owned held-for-sale, $428.0 million in Rialto Investments real estate owned held-and-used, net, $0.6 million in Rialto Investments in unconsolidated entities and $10.6 million in Rialto Investments other assets.

As of November 30, 2010, total assets include $2,300.2 million related to consolidated VIEs of which $34.1 million is included in Lennar Homebuilding cash and cash equivalents, $0.2 million in Lennar Homebuilding restricted cash, $6.6 million in Lennar Homebuilding receivables, net, $221.7 million in Lennar Homebuilding finished homes and construction in progress, $400.7 million in Lennar Homebuilding land and land under development, $87.4 million in Lennar Homebuilding consolidated inventory not owned, $38.8 million in Lennar Homebuilding investments in unconsolidated entities, $159.5 million in Lennar Homebuilding other assets, $72.4 million in Rialto Investments cash and cash equivalents, $101.3 million in Rialto Investments defeasance cash to retire notes payable, $974.4 million in Rialto Investments loans receivable, net, $180.7 million in Rialto Investments real estate owned held-for-sale, $7.8 million in Rialto Investments real estate owned held-and-used, net, and $14.6 million in Rialto Investments other assets.

See accompanying notes to consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

November 30, 2011 and 2010

	2011 (2)	2010 (2)
	(Dollars in thousands, except shares and
	per share amounts)
LIABILITIES AND EQUITY
Lennar Homebuilding:
Accounts payable	$201,101	168,006
Liabilities related to consolidated inventory not owned	326,200	384,233
Senior notes and other debts payable	3,362,759	3,128,154
Other liabilities	602,231	694,142

	4,492,291	4,374,535
Rialto Investments:
Notes payable and other liabilities	796,120	770,714
Lennar Financial Services	562,735	448,219

Total liabilities	5,851,146	5,593,468

Stockholders’ equity:
Preferred stock	—	—
Class A common stock of $0.10 par value per share; Authorized: 2011 and 2010 - 300,000,000 shares Issued: 2011 - 169,099,760 shares; 2010 - 167,009,774 shares	16,910	16,701
Class B common stock of $0.10 par value per share; Authorized: 2011 and 2010 - 90,000,000 shares Issued: 2011 - 32,982,815 shares; 2010 - 32,970,914 shares	3,298	3,297
Additional paid-in capital	2,341,079	2,310,339
Retained earnings	956,401	894,108
Treasury stock, at cost; 2011 - 12,000,017 Class A common shares and 1,679,620 Class B common shares; 2010 - 11,664,744 Class A common shares and 1,679,620 Class B common shares	(621,220)	(615,496)

Total stockholders’ equity	2,696,468	2,608,949

Noncontrolling interests	607,057	585,434

Total equity	3,303,525	3,194,383

Total liabilities and equity	$9,154,671	8,787,851

(2)	As of November 30, 2011, total liabilities include $902.3 million related to consolidated VIEs as to which there was no recourse against the Company, of which $12.7 million is included in Lennar Homebuilding accounts payable, $43.6 million in Lennar Homebuilding liabilities related to consolidated inventory not owned, $175.3 million in Lennar Homebuilding senior notes and other debts payable, $16.7 million in Lennar Homebuilding other liabilities and $654.0 million in Rialto Investments notes payable and other liabilities.

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

LENNAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended November 30, 2011, 2010 and 2009

	2011	2010	2009
	(Dollars in thousands, except per share amounts)
Revenues:
Lennar Homebuilding	$2,675,124	2,705,639	2,834,285
Lennar Financial Services	255,518	275,786	285,102
Rialto Investments	164,743	92,597	—

Total revenues	3,095,385	3,074,022	3,119,387

Cost and expenses:
Lennar Homebuilding (1)	2,528,823	2,543,323	3,210,386
Lennar Financial Services	234,789	244,502	249,120
Rialto Investments	132,583	67,904	2,528
Corporate general and administrative	95,256	93,926	117,565

Total costs and expenses	2,991,451	2,949,655	3,579,599

Lennar Homebuilding equity in loss from unconsolidated entities (2)	(62,716)	(10,966)	(130,917)
Lennar Homebuilding other income (expense), net (3)	116,109	19,135	(98,425)
Other interest expense	(90,650)	(70,425)	(70,850)
Rialto Investments equity in earnings (loss) from unconsolidated entities	(7,914)	15,363	—
Rialto Investments other income, net	39,211	17,251	—

Earnings (loss) before income taxes	97,974	94,725	(760,404)
Benefit for income taxes (4)	14,570	25,734	314,345

Net earnings (loss) (including net earnings (loss) attributable to noncontrolling interests)	112,544	120,459	(446,059)
Less: Net earnings (loss) attributable to noncontrolling interests (5)	20,345	25,198	(28,912)

Net earnings (loss) attributable to Lennar	$92,199	95,261	(417,147)

Basic earnings (loss) per share	$0.49	0.51	(2.45)

Diluted earnings (loss) per share	$0.48	0.51	(2.45)

(1)	Lennar Homebuilding costs and expenses include $38.0 million, $51.3 million and $373.5 million, respectively, of valuation adjustments and write-offs of option deposits and pre-acquisition costs for the years ended November 30, 2011, 2010 and 2009.
(2)	Lennar Homebuilding equity in loss from unconsolidated entities includes $8.9 million of the Company’s share of valuation adjustments related to assets of unconsolidated entities for the years ended November 30, 2011. In addition, it includes a $57.6 million valuation adjustment related to an asset distribution from a Lennar Homebuilding unconsolidated entity, which was the result of a linked transaction where there was also a pre-tax gain disclosed below. Lennar Homebuilding equity in loss from unconsolidated entities for the years ended November 30, 2010 and 2009 includes $10.5 million and $101.9 million, respectively, of the Company’s share of valuation adjustments related to assets of unconsolidated entities.
(3)	Lennar Homebuilding other income (expense), net includes $15.4 million, $3.3 million and $98.6 million, respectively, of valuation adjustments to investments in Lennar Homebuilding unconsolidated entities and write-offs of notes receivables and other assets for the years ended November 30, 2011, 2010 and 2009. In addition, for the year ended November 30, 2011, Lennar Homebuilding other income (expense), net includes a pre-tax gain of $62.3 million related to an asset distribution from a Lennar Homebuilding unconsolidated entity in a linked transaction where there was also a valuation adjustment as disclosed above.
(4)	Benefit for income taxes for the year ended November 30, 2011 and 2010 primarily related to settlements with various taxing authorities. For the year ended November 30, 2009, benefit for income taxes includes a reversal of the Company’s deferred tax asset valuation allowance of $351.8 million.
(5)	Net earnings (loss) attributable to noncontrolling interests for the years ended November 30, 2011 and 2010 includes $28.9 million and $33.2 million of earnings, respectively, related to the FDIC’s interest in the portfolio of real estate loans that the Company acquired in partnership with the FDIC. Net earnings (loss) attributable to noncontrolling interests for the year ended November 30, 2009 includes ($13.6) million recorded as a result of $27.2 million of valuation adjustments to inventories of a 50%-owned consolidated joint venture.

See accompanying notes to consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

Years Ended November 30, 2011, 2010 and 2009

	2011	2010	2009
	(Dollars in thousands)
Class A common stock:
Beginning balance	$16,701	16,515	14,050
Issuance of Class A common shares	—	—	2,096
Employee stock and director plans	209	186	369

Balance at November 30,	16,910	16,701	16,515

Class B common stock:
Beginning balance	3,297	3,296	3,296
Employee stock plans	1	1	—

Balance at November 30,	3,298	3,297	3,296

Additional paid-in capital:
Beginning balance	2,310,339	2,208,934	1,944,626
Issuance of Class A common shares	—	—	218,875
Employee stock and director plans	11,075	8,150	25,332
Amortization of restricted stock and performance-based stock options	19,665	22,090	20,101
Equity component of 2.75% convertible senior notes due 2020	—	71,165	—

Balance at November 30,	2,341,079	2,310,339	2,208,934

Retained Earnings:
Beginning balance	894,108	828,424	1,273,159
Net earnings (loss) attributable to Lennar	92,199	95,261	(417,147)
Cash dividends - Class A common stock	(24,899)	(24,570)	(22,448)
Cash dividends - Class B common stock	(5,007)	(5,007)	(5,140)

Balance at November 30,	956,401	894,108	828,424

Treasury stock, at cost:
Beginning balance	(615,496)	(613,690)	(612,124)
Employee stock plans	(5,724)	(1,806)	(1,566)

Balance at November 30,	(621,220)	(615,496)	(613,690)

Total stockholders’ equity	2,696,468	2,608,949	2,443,479

Noncontrolling interests:
Beginning balance	585,434	144,535	165,746
Net earnings (loss) attributable to noncontrolling interests	20,345	25,198	(28,912)
Receipts related to noncontrolling interests	5,822	14,088	5,620
Payments related to noncontrolling interests	(7,137)	(4,848)	(7,744)
Lennar Homebuilding non-cash consolidations	2,593	—	—
Rialto Investments non-cash consolidations	—	397,588	—
Non-cash activity related to noncontrolling interests	—	8,873	9,825

Balance at November 30,	607,057	585,434	144,535

Total equity	$3,303,525	3,194,383	2,588,014

Comprehensive earnings (loss) attributable to Lennar	$92,199	95,261	(417,147)

Comprehensive earnings (loss) attributable to noncontrolling interests	$20,345	25,198	(28,912)

See accompanying notes to consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended November 30, 2011, 2010 and 2009

	2011	2010	2009
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings (loss) (including net earnings (loss) attributable to noncontrolling interests)	$112,544	120,459	(446,059)
Adjustments to reconcile net earnings (loss) (including net earnings (loss) attributable to noncontrolling interests) to net cash (used in) provided by operating activities:
Depreciation and amortization	21,500	13,520	19,905
Amortization of discount/premium on debt, net	20,641	6,560	1,736
Lennar Homebuilding equity in loss from unconsolidated entities including $8.9 million, $10.5 million, and $101.9 million, respectively, of the Company’s share of valuation adjustments related to assets of Lennar Homebuilding unconsolidated entities in 2011, 2010 and 2009	62,716	10,966	130,917
Gain on distribution of net assets from Lennar Homebuilding unconsolidated entities	(62,320)	—	—
Distributions of earnings from Lennar Homebuilding unconsolidated entities	11,410	7,280	2,498
Rialto Investments equity in (earnings) loss from unconsolidated entities	7,914	(15,363)	—
Distributions of earnings from Rialto Investments unconsolidated entities	5,298	3,261	—
Shared based compensation expense	24,047	28,075	30,392
Gain on retirement of Lennar Homebuilding debt	—	(19,384)	—
Loss (gain) on retirement of Lennar Homebuilding senior notes	—	11,714	(1,183)
Unrealized and realized gains on Rialto Investments real estate owned	(84,972)	(20,982)	—
Gains on sale of Rialto Investments commercial mortgage-backed securities	(4,743)	—	—
Impairments and charge-offs of Rialto Investments loans receivable and REO	21,972	—	—
Valuation adjustments and write-offs of option deposits and pre-acquisition costs, other receivables and other assets	53,330	54,511	472,137
Changes in assets and liabilities:
Decrease (increase) in restricted cash	4,496	5,137	(4,066)
(Increase) decrease in receivables	(132,258)	340,444	(117,874)
(Increase) decrease in inventories, excluding valuation adjustments and write-offs of option deposits and pre-acquisition costs	(38,903)	(115,247)	428,964
(Increase) decrease in other assets	(113,522)	28,269	(5,125)
(Increase) decrease in Lennar Financial Services loans-held-for-sale	(61,444)	(64,130)	4,497
Decrease in accounts payable and other liabilities	(106,841)	(120,862)	(95,896)

Net cash (used in) provided by operating activities	(259,135)	274,228	420,843

Cash flows from investing activities:
Net (additions) disposals of operating properties and equipment	(9,936)	(5,062)	329
Investments in and contributions to Lennar Homebuilding unconsolidated entities	(98,470)	(209,274)	(316,120)
Distributions of capital from Lennar Homebuilding unconsolidated entities	31,094	29,401	24,119
Investments in and contributions to Rialto Investments unconsolidated entities	(64,360)	(64,310)	(9,874)
Distributions of capital from Rialto Investments unconsolidated entities	14,063
Investments in and contributions to Rialto Investments consolidated entities (net of $93.3 million cash and cash equivalents consolidated)	—	(171,399)	—
Acquisition of Rialto Investment portfolios of distressed loans and real estate assets	—	(183,442)	—
Increase in Rialto Investments defeasance cash to retire notes payable	(118,077)	(101,309)	—
Receipts of principal payments on Rialto Investments loans receivable	74,888	33,923	—
Proceeds from sales of Rialto Investments real estate owned	91,034	16,853	—
Improvements to Rialto Investments real estate owned	(20,623)	(1,257)	—
Investments in commercial mortgage-backed securities	—	(19,447)	—
Proceeds from sale of investments in commercial mortgage-backed securities	11,127	—	—
(Increase) decrease in Lennar Financial Services loans held-for-investment, net	(234)	2,276	9,655
Purchases of Lennar Financial Services investment securities	(53,598)	(6,043)	(1,747)
Proceeds from sales and maturities of Lennar Financial Services investments securities	6,938	5,719	18,518

Net cash used in investing activities	(136,154)	(673,371)	(275,120)

See accompanying notes to consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

Years Ended November 30, 2011, 2010 and 2009

	2011	2010	2009
	(Dollars in thousands)
Cash flows from financing activities:
Net borrowings (repayments) under Lennar Financial Services debt	$138,456	54,121	(8,226)
Proceeds from senior notes	—	247,323	392,392
Proceeds from convertible senior notes	350,000	722,500	—
Debt issuance costs of senior notes	(7,438)	(18,415)	(5,500)
Redemption of senior notes	(113,242)	(251,943)	(281,477)
Partial redemption of senior notes	—	(222,711)	(53,916)
Proceeds from other borrowings	4,287	5,676	19,912
Principal payments on other borrowings	(136,147)	(141,505)	(111,395)
Exercise of land option contracts from an unconsolidated land investment venture	(40,964)	(39,301)	(33,656)
Receipts related to noncontrolling interests	5,822	14,088	5,620
Payments related to noncontrolling interests	(7,137)	(4,848)	(7,744)
Common stock:
Issuances	6,751	2,238	221,437
Repurchases	(5,724)	(1,806)	(1,566)
Dividends	(29,906)	(29,577)	(27,588)

Net cash provided by financing activities	164,758	335,840	108,293

Net (decrease) increase in cash and cash equivalents	(230,531)	(63,303)	254,016
Cash and cash equivalents at beginning period	1,394,135	1,457,438	1,203,422

Cash and cash equivalents at end of period	$1,163,604	1,394,135	1,457,438

Summary of cash and cash equivalents:
Lennar Homebuilding	$1,024,212	1,207,247	1,330,603
Lennar Financial Services	55,454	110,476	126,835
Rialto Investments	83,938	76,412	—

	$1,163,604	1,394,135	1,457,438

Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$99,904	77,277	55,101
Cash (paid) received for income taxes, net	$(12,020)	341,801	241,805
Supplemental disclosures of non-cash investing and financing activities:
Non-cash contributions to Lennar Homebuilding unconsolidated entities	$17,966	4,899	8,150
Non-cash distributions from Lennar Homebuilding unconsolidated entities	$126,444	59,283	125,307
Non-cash reclass from inventories to operating properties and equipment	$126,525	—	—
Purchases of inventories financed by sellers	$67,809	22,758	22,106
Rialto Investments:
Purchases of portfolios of distressed loans and real estate assets financed by sellers	$—	125,395	—
Real estate owned acquired in satisfaction/partial satisfaction of loans receivable	$467,662	185,960	—
Notes payable and other liabilities assumed from loans receivable deficiency settlements	$16,152	—	—
Reductions in loans receivable from deficiency settlements	$5,274	—	—
Consolidations of newly formed or previously unconsolidated entities, net:
Receivables	$2	2,077	14,466
Loans receivable	$—	1,177,636	—
Inventories	$52,850	83,973	360,640
Investments in Lennar Homebuilding unconsolidated entities	$(28,573)	(50,953)	(127,449)
Investments in Rialto Investments consolidated entities	$—	(171,399)	—
Other assets	$2,443	68,013	68,727
Debts payable	$(14,702)	(688,360)	(223,942)
Other liabilities	$(9,427)	(14,526)	(79,599)
Noncontrolling interests	$(2,593)	(406,461)	(12,843)

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs were $41.2 million, $40.2 million and $42.2 million, respectively, for the years ended November 30, 2011, 2010 and 2009.

Share-Based Payments

The Company has share-based awards outstanding under three different plans which provide for the granting of stock options and stock appreciation rights and awards of restricted common stock (“nonvested shares”) to key officers, associates and directors. The exercise prices of stock options and stock appreciation rights may not be less than the market value of the common stock on the date of the grant. Exercises are permitted in installments determined when options are granted. Each stock option and stock appreciation right will expire on a date determined at the time of the grant, but not more than ten years after the date of the grant. The Company accounts for stock option awards and nonvested share awards granted under the plans based on the estimated grant date fair value.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Due to the short maturity period of cash equivalents, the carrying amounts of these instruments approximate their fair values. Cash and cash equivalents as of November 30, 2011 and 2010 included $26.1 million and $19.2 million, respectively, of cash held in escrow for approximately three days.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Cash

Restricted cash consists of customer deposits on home sales held in restricted accounts until title transfers to the homebuyer, as required by the state and local governments in which the homes were sold.

Inventories

Inventories are stated at cost unless the inventory within a community is determined to be impaired, in which case the impaired inventory is written down to fair value. Inventory costs include land, land development and home construction costs, real estate taxes, deposits on land purchase contracts and interest related to development and construction. Construction overhead and selling expenses are expensed as incurred. Homes held-for-sale are classified as inventories until delivered. Land, land development, amenities and other costs are accumulated by specific area and allocated to homes within the respective areas. The Company reviews its inventory for indicators of impairment by evaluating each community during each reporting period. The inventory within each community is categorized as finished homes and construction in progress or land under development based on the development state of the community. There were 420 and 440 active communities as of November 30, 2011 and 2010, respectively. If the undiscounted cash flows expected to be generated by a community are less than its carrying amount, an impairment charge is recorded to write down the carrying amount of such community to its estimated fair value.

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

In order to arrive at the assumed absorption pace for home sales included in the Company’s cash flow model, the Company analyzes its historical absorption pace in the community as well as other comparable communities in the geographical area. In addition, the Company considers internal and external market studies and trends, which generally include, but are not limited to, statistics on population demographics, unemployment rates and availability of competing product in the geographic area where the community is located. When analyzing the Company’s historical absorption pace for home sales and corresponding internal and external market studies, the Company places greater emphasis on more current metrics and trends such as the absorption pace realized in its most recent quarters as well as forecasted population demographics, unemployment rates and availability of competing product. Generally, if the Company notices a variation from historical results over a span of two fiscal quarters, the Company considers such variation to be the establishment of a trend and adjusts its historical information accordingly in order to develop assumptions on the projected absorption pace in the cash flow model for a community.

In order to determine the assumed sales prices included in its cash flow models, the Company analyzes the historical sales prices realized on homes it delivered in the community and other comparable communities in the geographical area as well as the sales prices included in its current backlog for such communities. In addition, the Company considers internal and external market studies and trends, which generally include, but are not limited to, statistics on sales prices in neighboring communities and sales prices on similar products in non-neighboring communities in the geographic area where the community is located. When

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

analyzing its historical sales prices and corresponding market studies, the Company also places greater emphasis on more current metrics and trends such as future forecasted sales prices in neighboring communities as well as future forecasted sales prices for similar products in non-neighboring communities. Generally, if the Company notices a variation from historical results over a span of two fiscal quarters, the Company considers such variation to be the establishment of a trend and adjusts its historical information accordingly in order to develop assumptions on the projected sales prices in the cash flow model for a community.

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

Using all available information, the Company calculates its best estimate of projected cash flows for each community. While many of the estimates are calculated based on historical and projected trends, all estimates are subjective and change from market to market and community to community as market and economic conditions change. The determination of fair value also requires discounting the estimated cash flows at a rate the Company believes a market participant would determine to be commensurate with the inherent risks associated with the assets and related estimated cash flow streams. The discount rate used in determining each asset’s fair value depends on the community’s projected life and development stage. The Company generally uses a discount rate of approximately 20%, subject to the perceived risks associated with the community’s cash flow streams relative to its inventory.

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

The Company also has access to land inventory through option contracts, which generally enables the Company to defer acquiring portions of properties owned by third parties and unconsolidated entities until it has determined whether to exercise its option. A majority of the Company’s option contracts require a non-refundable cash deposit or irrevocable letter of credit based on a percentage of the purchase price of the land. The Company’s option contracts are recorded at cost. In determining whether to walk-away from an option contract, the Company evaluates the option primarily based upon its expected cash flows from the property under option. If the Company intends to walk away from an option contract, it records a charge to earnings in the period such decision is made for the deposit amount and any related pre-acquisition costs associated with the option contract.

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

The Company’s assumptions on the projected future distributions from the unconsolidated entities are dependent on market conditions. Specifically, distributions are dependent on cash to be generated from the sale of inventory by the Lennar Homebuilding unconsolidated entities. Such inventory is also reviewed for potential impairment by the Lennar Homebuilding unconsolidated entities. The Lennar Homebuilding unconsolidated entities generally use a discount rate of approximately 20% in their reviews for impairment, subject to the perceived risks associated with the community’s cash flow streams relative to its

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

inventory. If a valuation adjustment is recorded by an unconsolidated entity related to its assets, the Company’s proportionate share is reflected in the Lennar Homebuilding equity in loss from unconsolidated entities with a corresponding decrease to its investment in unconsolidated entities. In certain instances, the Company may be required to record additional losses relating to its investment in unconsolidated entities, if the Company’s investment in the unconsolidated entity, or a portion thereof, is deemed to be other than temporarily impaired. These losses are included in Lennar Homebuilding other income (expense), net.

Additionally, the Company considers various qualitative factors to determine if a decrease in the value of the investment is other-than-temporary. These factors include age of the venture, stage in its life cycle, intent and ability for the Company to recover its investment in the entity, financial condition and long-term prospects of the entity, short-term liquidity needs of the unconsolidated entity, trends in the general economic environment of the land, entitlement status of the land held by the unconsolidated entity, overall projected returns on investment, defaults under contracts with third parties (including bank debt), recoverability of the investment through future cash flows and relationships with the other partners and banks. If the Company believes that the decline in the fair value of the investment is temporary, then no impairment is recorded.

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

At November 30, 2011, the Lennar Homebuilding segment had available-for-sale securities totaling $42.9 million, included in Lennar Homebuilding other assets, which consist primarily of investments in community development district bonds that mature in 2039. Certain of these bonds are in default by the borrower, which may allow the Company to foreclose on the underlying real estate collateral. At November 30, 2011 and 2010, the Lennar Financial Services segment had investment securities classified as held-to-maturity totaling $48.9 million and $3.2 million, respectively. The Lennar Financial Services held-to-maturity securities consist mainly of corporate bonds, certificates of deposit and U.S. treasury securities that mature at various dates within a year. In addition, at November 30, 2011 and 2010, the Rialto Investments (“Rialto”) segment had investment securities classified as held-to-maturity totaling $14.1 million and $19.5 million, respectively. The Rialto segment held-to-maturity securities consist of commercial mortgage-backed securities (“CMBS”). At November 30, 2011, the Company had no investment securities classified as trading. At November 30, 2010, the Company had no investment securities classified as trading or available-for-sale.

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

The Company reviews goodwill annually (or whenever indicators of impairment exist) for impairment. Due to operating losses in the title operations of the Lennar Financial Services segment, the Company evaluated the carrying value of the Lennar Financial Services segment’s goodwill in both its third and fourth quarters of 2011. The Company estimated the fair value of its title operations based on the income approach and concluded that a goodwill impairment was not required for 2011. As of both November 30, 2011 and 2010, there were no material identifiable intangible assets, other than goodwill.

At both November 30, 2011 and 2010, accumulated goodwill impairments totaled $217.4 million, which includes $27.2 million and $190.2 million of previous Lennar Financial Services and Lennar Homebuilding goodwill impairment, respectively. At both November 30, 2011 and 2010, goodwill was $34.0 million, all of which relates to the Lennar Financial Services segment and is included in the assets of that segment.

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

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the years ended November 30, 2011, 2010 and 2009, interest incurred by the Company’s homebuilding operations related to homebuilding debt was $201.4 million, $181.5 million and $172.1 million, respectively; interest capitalized into inventories was $110.8 million, $111.1 million and $101.3 million, respectively.

Interest expense was included in cost of homes sold, cost of land sold and other interest expense as follows:

	Years Ended November 30,
(In thousands)	2011	2010	2009
Interest expense in cost of homes sold	$70,705	71,473	67,414
Interest expense in cost of land sold	1,615	2,048	9,185
Other interest expense	90,650	70,425	70,850

Total interest expense	$162,970	143,946	147,449

Income Taxes

The Company records income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and attributable to operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which the temporary differences are expected to be recovered or paid. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period when the changes are enacted. Interest related to unrecognized tax benefits is recognized in the financial statements as a component of benefit for income taxes.

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

At November 30, 2011, the Company continued its evaluation of whether the valuation allowance against its deferred tax assets was still needed. Although the Company’s performance and current positioning is bringing it closer to a conclusion that a valuation allowance is no longer needed, further evidence of a market recovery is needed to reverse the Company’s valuation allowance against its deferred tax assets.

Therefore, based upon an evaluation of all available positive and negative evidence, the Company concluded it still needed a valuation allowance against its deferred tax assets of $576.9 million and $609.5 million, respectively, at November 30, 2011 and 2010. During the year ended November 30, 2011, the Company recorded a reversal of the deferred tax asset valuation allowance of $32.6 million due primarily to net earnings generated during the year. During the year ended November 30, 2010, the Company recorded a reversal of the deferred tax asset valuation allowance of $37.9 million primarily due to the recording of a deferred tax liability from the issuance of 2.75% convertible senior notes due 2020, and the net earnings generated during the year. The reversal of the deferred tax asset valuation allowance related to the issuance of the 2.75% Convertible Senior Notes was recorded as an adjustment to additional paid-in capital. In future periods, the allowance could be reduced if sufficient positive evidence is present indicating that it is more likely than not that a portion or all of the Company’s deferred tax assets will be realized. At both November 30, 2011 and 2010, the Company had no net deferred tax assets.

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

	November 30,
(In thousands)	2011	2010
Warranty reserve, beginning of period	$109,179	157,896
Warranties issued during the period	26,489	25,134
Adjustments to pre-existing warranties from changes in estimates	7,182	7,091
Payments	(54,730)	(80,942)

Warranty reserve, end of period	$88,120	109,179

As of November 30, 2011, the Company has identified approximately 995 homes delivered in Florida primarily during its 2006 and 2007 fiscal years that are confirmed to have defective Chinese drywall and resulting damage. This represents a small percentage of homes the Company delivered nationally (1.2%) during those fiscal years. Defective Chinese drywall appears to be an industry-wide issue as other homebuilders have publicly disclosed that they have experienced similar issues with defective Chinese drywall.

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

Through November 30, 2011, the Company has accrued $82.2 million of warranty reserves related to homes confirmed as having defective Chinese drywall, as well as an estimate for homes not yet inspected that may contain Chinese drywall. No additional amount was accrued during the year ended November 30, 2011. As of November 30, 2011 and 2010, the warranty reserve, net of payments was $9.1 million and $23.3 million, respectively. The Company has received, and continues to seek, reimbursement from its subcontractors, insurers and others for costs the Company has incurred or expects to incur to investigate and repair defective Chinese drywall and resulting damage. During the year ended November 30, 2011, the Company received payments of $6.7 million through third party recoveries relative to the costs it has incurred and expects to incur remedying the homes confirmed and estimated to have defective Chinese drywall and resulting damage. During the year ended November 30, 2010, the Company received payments of $61.2 million under its insurance coverage and through third party recoveries relative to the costs it has incurred and expects to incur remedying the homes confirmed and estimated to have defective Chinese drywall and resulting damage.

Self-Insurance

Certain insurable risks such as general liability, medical and workers’ compensation are self-insured by the Company up to certain limits. Undiscounted accruals for claims under the Company’s self-insurance program are based on claims filed and estimates for claims incurred but not yet reported. The Company’s self-insurance reserve as of November 30, 2011 and 2010 was $112.5 million and $123.0 million, respectively, of which $75.4 million and $86.5 million, respectively, was included in Lennar Financial Services’ other liabilities in the respective years.

Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing net earnings (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in earnings of the Company.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

All outstanding nonvested shares that contain non-forfeitable rights to dividends or dividend equivalents that participate in undistributed earnings with common stock are considered participating securities and are included in computing earnings per share pursuant to the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and participation rights in undistributed earnings. The Company’s restricted common stock (“nonvested shares”) are considered participating securities. For the year ended November 30, 2009, the nonvested shares were excluded from the calculation of the denominator for diluted loss per share because including them would have been anti-dilutive due to the Company’s net loss during that period.

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

In addition, the Lennar Financial Services segment recognizes the fair value of its rights to service a mortgage loan as revenue upon entering into an interest rate lock loan commitment with a borrower. The fair value of these servicing rights is included in the Company’s loans held-for-sale and Financial Services other assets as of November 30, 2011 and 2010. Fair value of the servicing rights is determined based on values in the Company’s servicing sales contracts. At November 30, 2011 and 2010, loans held-for-sale, all of which were accounted for at fair value, had an aggregate fair value of $303.8 million and $245.4 million, respectively, and an aggregate outstanding principal balance of $292.2 million and $240.8 million, respectively, at November 30, 2011 and 2010.

Substantially all of the loans the Lennar Financial Services segment originates are sold within a short period in the secondary mortgage market on a servicing released, non-recourse basis. After the loans are sold, the Company retains potential liability for possible claims by purchasers that it breached certain limited industry-standard representations and warranties in the loan sale agreement. There has been an increased industry-wide effort by purchasers to defray their losses in an unfavorable economic environment by purporting to have found inaccuracies related to sellers’ representations and warranties in particular loan sale agreements. The Company’s mortgage operations have established reserves for possible losses associated with mortgage loans previously originated and sold to investors. The Company establishes reserves for such possible losses based upon, among other things, an analysis of repurchase requests received, an estimate of potential repurchase claims not yet received and actual past repurchases and losses through the disposition of affected loans, as well as previous settlements. While the Company believes that it has adequately reserved for known losses and projected repurchase requests, given the volatility in the mortgage industry and the uncertainty regarding the ultimate resolution of these claims, if either actual repurchases or the losses incurred resolving those repurchases exceed the Company’s expectations, additional recourse expense may be incurred. Loan origination liabilities are included in Lennar Financial Services’ liabilities in the consolidated balance sheets. The activity in the Company’s loan origination liabilities was as follows:

	November 30,
(In thousands)	2011	2010
Loan origination liabilities, beginning of period	$9,872	9,518
Provision for losses during the period	366	416
Adjustments to pre-existing provisions for losses from changes in estimates	823	2,901
Payments/settlements (1)	(5,011)	(2,963)

Loan origination liabilities, end of period	$6,050	9,872

(1)	Payments/settlements during the year ended November 30, 2011 include confidential settlements the Company paid to two of its largest investors, which settled all outstanding repurchase demands and certain potential future repurchase demands related to originations sold to them prior to 2009.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Adjustments to pre-existing provision for losses from changes in estimates for the years ended November 30, 2011 and 2010 include an adjustment for additional repurchase requests that were received beyond the estimated provision that was recorded due to an increase in potential issues identified by certain investors.

For Lennar Financial Services loans held-for-investment, net, a loan is deemed impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Interest income is not accrued or recognized on impaired loans unless payment is received. Impaired loans are written-off if and when the loan is no longer secured by collateral. The total unpaid principal balance of the impaired loans as of November 30, 2011 and 2010 was $8.8 million and $10.2 million, respectively. At November 30, 2011, the recorded investment in the impaired loans with a valuation allowance was $3.7 million, net of an allowance of $5.1 million. At November 30, 2010, the recorded investment in the impaired loans with a valuation allowance was $4.3 million, net of an allowance of $5.9 million. The average recorded investment in impaired loans totaled approximately $4.0 million and $6.6 million, respectively, for the years ended November 30, 2011 and 2010.

Loans for which the Company has the positive intent and ability to hold to maturity consist of mortgage loans carried at lower of cost, net of unamortized discounts or fair value on a nonrecurring basis. Discounts are amortized over the estimated lives of the loans using the interest method.

The Lennar Financial Services segment also provides an allowance for loan losses. The provision recorded and the adequacy of the related allowance is determined by the Company’s management’s continuing evaluation of the loan portfolio in light of past loan loss experience, credit worthiness and nature of underlying collateral, present economic conditions and other factors considered relevant by the Company’s management. Anticipated changes in economic factors, which may influence the level of the allowance, are considered in the evaluation by the Company’s management when the likelihood of the changes can be reasonably determined. While the Company’s management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary as a result of future economic and other conditions that may be beyond management’s control.

Rialto Investments

Loans Receivable – Revenue Recognition

All of the acquired loans for which (1) there was evidence of credit quality deterioration since origination and (2) for which it was deemed probable that the Company would be unable to collect all contractually required principal and interest payments were accounted under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, (“ASC 310-30”). For loans accounted for under ASC 310-30, management determined upon acquisition the loan’s value based on due diligence on each of the loans, the underlying properties and the borrowers. The Company determined fair value by discounting the cash flows expected to be collected adjusted for factors that a market participant would consider when determining fair value. Factors considered in the valuation were projected cash flows for the loans, type of loan and related collateral, classification status and current discount rates. Since the estimates are based on projections, all estimates are subjective and can change due to unexpected changes in economic conditions and loan performance.

Under ASC 310-30, loans were pooled together according to common risk characteristics. A pool is then accounted for as a single asset with a single component interest rate and as aggregate expectation of cash flows. The excess of the cash flows expected to be collected over the cost of the loans acquired is referred to as the accretable yield and is recognized in interest income over the remaining life of the loans using the effective yield method. The difference between the contractually required payments and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference. This difference is neither accreted into income nor recorded on the Company’s consolidated balance sheets.

The Rialto segment periodically evaluates its estimate of cash flows expected to be collected on its portfolios. These evaluations require the continued use of key assumptions and estimates, similar to those used in the initial estimate of fair value of the loans to allocate purchase price. Subsequent changes in the estimated cash flows expected to be collected may result in changes in the accretable yield and nonaccretable difference or reclassifications from nonaccretable yield to accretable yield. Increases in the cash flows expected to be collected will generally result in an increase in interest income over the remaining life of the loan or pool of loans. Decreases in expected cash flows due to further deterioration will generally result in an impairment recognized as a provision for loan losses, resulting in an increase to the allowance for loan losses. Prepayments are treated as a reduction of cash flows expected to be collected and a reduction of contractually required payments such that the nonaccretable difference is not affected.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nonaccrual Loans- Revenue Recognition & Impairment

At November 30, 2011 and 2010, there were loans receivable with a carrying value of approximately $74 million and $253 million, respectively, for which interest income was not being recognized as they were classified as nonaccrual. When forecasted principal and interest cannot be reasonable estimated at the loan acquisition date, management classifies the loan as nonaccrual and accounts for these assets in accordance with ASC 310-10, Receivable, (“ASC 310-10”). When a loan is classified as nonaccrual, any subsequent cash receipt is accounted for using the cost recovery method. In accordance with ASC 310-10, a loan is considered impaired when based on current information and events; it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected.

A provision for loan losses is recognized when the recorded investment in the loan is in excess of its fair value. The fair value of the loan is determined by using either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral less estimated costs to sell.

Real Estate Owned

Real estate owned (“REO”) represents real estate that the Rialto segment has taken control or has effective control of in partial or full satisfaction of loans receivable. At the time of acquisition of a property through foreclosure of a loan, REO is recorded at fair value less estimated costs to sell if classified as held-for-sale or at fair value if classified as held-and-used, which becomes the property’s new basis. The fair values of these assets are determined in part by placing reliance on third party appraisals of the properties and/or internally prepared analyses of recent offers or prices on comparable properties in the proximate vicinity. The third party appraisals and internally developed analyses are significantly impacted by the local market economy, market supply and demand, competitive conditions and prices on comparable properties, adjusted for date of sale, location, property size, and other factors. Each REO is unique and is analyzed in the context of the particular market where the property is located. In order to establish the significant assumptions for a particular REO, the Company analyzes historical trends, including trends achieved by our local homebuilding operations, if applicable, and current trends in the market and economy impacting the REO. Using available trend information, the Company then calculates its best estimate of fair value, which can include projected cash flows discounted at a rate the Company believes a market participant would determine to be commensurate with the inherent risks associated with the assets and related estimated cash flow streams.

Changes in economic factors, consumer demand and market conditions, among other things, could materially impact estimates used in the third party appraisals and/or internally prepared analyses of recent offers or prices on comparable properties. Thus, estimates can differ significantly from the amounts ultimately realized by the Rialto segment from disposition of these assets. The amount by which the recorded investment in the loan is less than the REO’s fair value (net of estimated cost to sell if held-for-sale), is recorded as an unrealized gain on foreclosure in the Company’s consolidated statement of operations. The amount by which the recorded investment in the loan is greater than the REO’s fair value (net of estimated cost to sell if held-for-sale) is initially recorded as an impairment in the Company’s consolidated statement of operations.

Additionally, REO includes real estate which Rialto has purchased directly from financial institutions. These REOs are recorded at cost or allocated cost if purchased in a bulk transaction.

Subsequent to obtaining REO via foreclosure or directly from a financial institution, management periodically performs valuations using the methodologies described above such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell. Any subsequent valuation adjustments, operating expenses or income, and gains and losses on disposition of such properties are also recognized in Rialto Investments other income, net. REO assets classified as held-and-used are depreciated using a useful life of forty years for commercial properties and twenty seven and a half years for residential properties. REO assets classified as held-for-sale are not depreciated. Occasionally an asset will require certain improvements to yield a higher return. In accordance with ASC 970-340-25, Real Estate, construction costs incurred prior to acquisition or during development of the asset may be capitalized.

Consolidations of Variable Interest Entities

In 2010, the Rialto segment acquired indirectly 40% managing member equity interests in two limited liability companies (“LLCs”), in partnership with the FDIC. The Company determined that each of the LLCs met the definition of a VIE and that the Company was the primary beneficiary. In accordance with ASC 810-10-65-2, Consolidations, (“ASC 810-10-65-2”), the Company identified the activities that most significantly impact the LLCs’ economic performance and determined that it has the power to direct those activities. The economic performance of the LLCs is most significantly impacted by the performance of the LLCs’

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

portfolios of assets, which consisted primarily of distressed residential and commercial mortgage loans. Thus, the activities that most significantly impact the LLCs’ economic performance are the servicing and disposition of mortgage loans and real estate obtained through foreclosure of loans, restructuring of loans, or other planned activities associated with the monetizing of loans.

The FDIC does not have the unilateral power to terminate the Company’s role in managing the LLCs and servicing the loan portfolio. While the FDIC has the right to prevent certain types of transactions (i.e., bulk sales, selling assets with recourse back to the selling entity, selling assets with representations and warranties and financing the sales of assets without the FDIC’s approval), the FDIC does not have full voting or blocking rights over the LLCs’ activities, making their voting rights protective in nature, not substantive participating voting rights. Other than as described in the preceding sentence, which are not the primary activities of the LLCs, the Company can cause the LLCs to enter into both the disposition and restructuring of loans without any involvement of the FDIC. Additionally, the FDIC has no voting rights with regard to the operation/management of the operating properties that are acquired upon foreclosure of loans (e.g. REO) and no voting rights over the business plans of the LLCs. The FDIC can make suggestions regarding the business plans, but the Company can decide not to follow the FDIC’s suggestions and not to incorporate them in the business plans. Since the FDIC’s voting rights are protective in nature and not substantive participating voting rights, the Company has the power to direct the activities that most significantly impact the LLCs’ economic performance.

In accordance with ASC 810-10-65-2, the Company determined that it has an obligation to absorb losses of the LLCs that could potentially be significant to the LLCs or the right to receive benefits from the LLCs that could potentially be significant to the LLCs based on the following factors:

•

Rialto/Lennar owns 40% of the equity of the LLCs. The LLCs have issued notes to the FDIC totaling $626.9 million. The notes issued by the LLCs must be repaid before any distributions can be made with regard to the equity. Accordingly, the equity of the LLCs has the obligation to absorb losses of the LLCs up to the amount of the notes issued.

•	Rialto/Lennar has a management/servicer contract under which the Company earns a 0.5% servicing fee.

•	Rialto/Lennar has guaranteed, as the servicer, its obligations under the servicing agreement up to $10 million.

The Company is aware that the FDIC, as the owner of 60% of the equity of each of the LLCs, may also have an obligation to absorb losses of the LLCs that could potentially be significant to the LLCs. However, in accordance with ASC Topic 810-10-25-38A, only one enterprise, if any, is expected to be identified as the primary beneficiary of a VIE.

Since both criteria for consolidation in ASC 810-10-65-2 are met, the Company consolidated the LLCs.

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

In April 2011, the FASB issued ASU 2011-02, A Creditor’s Determination of Whether Restructuring Is a Troubled Debt Restructuring, (“ASU 2011-02”). ASU 2011-02 clarifies when a loan modification or restructuring is considered a troubled debt restructuring (“TDR”). In determining whether a loan modification represents a TDR, an entity should consider whether the debtor is experiencing financial difficulty and the lender has granted a concession to the borrower. This guidance is to be applied retrospectively, with early application permitted. ASU 2011-02 is effective for loan modifications that occur on or after September 1, 2011. ASU 2011-02 did not have a material effect on the Company’s consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, (“ASU 2011-04”). ASU 2011-04 amends ASC 820, Fair Value Measurements, (“ASC 820”), providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the ASC 820 disclosure requirements, particularly for Level 3 fair value measurements. ASU 2011-04 will be effective for the Company’s fiscal year beginning December 1, 2011. The adoption of ASU 2011-04 is not expected to have a material effect on the Company’s consolidated financial statements, but may require certain additional disclosures.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, (“ASU 2011-05”). ASU 2011-05 requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. ASU 2011-05 will be effective for the Company’s quarter ending May 31, 2012. The adoption of ASU 2011-05 is not expected to have a material effect on the Company’s consolidated financial statements, but will require a change in the presentation of the Company’s comprehensive income from the notes of the consolidated financial statements, where it is currently disclosed, to the face of the consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, (“ASU 2011-08”), which amends the guidance in ASC 350-20, Intangibles – Goodwill and Other – Goodwill. Under ASU 2011-08, entities have the option of performing a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, then entities are required to perform the two-step goodwill impairment test. ASU 2011-08 will be effective for the Company’s fiscal year beginning December 1, 2012, with early adoption permitted. The adoption of ASU 2011-08 is not expected to have a material effect on the Company’s consolidated financial statements.

Reclassifications

Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the 2011 presentation. These reclassifications had no impact on the Company’s results of operations. As a result of the Company’s change in reportable segments, the Company restated certain prior year amounts in the consolidated financial statements to conform with the 2011 presentation (see Note 2).

2.	Operating and Reporting Segments

The Company’s operating segments are aggregated into reportable segments, based primarily upon similar economic characteristics, geography and product type. The Company’s reportable segments consist of:

(1) Homebuilding East

(2) Homebuilding Central

(3) Homebuilding West

(4) Homebuilding Southeast Florida

(5) Homebuilding Houston

(6) Financial Services

(7) Rialto Investments

The Company’s Homebuilding Southeast Florida division currently meets one of the quantitative thresholds set forth in ASC Topic 280, Segment Reporting, (“ASC 280”), due to its performance during the year ended November 30, 2011. Therefore, the Company has changed its segment presentation to include Homebuilding Southeast Florida as a reportable segment. In addition, the Company reclassified the homebuilding activities in the states of Georgia, North Carolina and South Carolina from Homebuilding Other to Homebuilding East reportable segment because these states currently meet the reportable segment aggregation criteria in ASC 280. As a result of these changes, the Company’s homebuilding operating segments are currently aggregated into five reportable segments, which include Homebuilding East (including homebuilding activities located in the states of Florida, excluding Southeast Florida, Georgia, Maryland, New Jersey, North Carolina, South Carolina and Virginia), Homebuilding Central, Homebuilding West, Homebuilding Southeast Florida and Homebuilding Houston. Previously, the Company presented only four reportable segments, which included Homebuilding East (including homebuilding activities located in the states of Florida, Maryland, New Jersey and Virginia), Homebuilding Central, Homebuilding West and Homebuilding Houston. All prior year segment information has been restated to conform with the 2011 presentation. The change in reportable segments has no effect on the Company’s consolidated financial position, results of operations or cash flows for the periods presented.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information about homebuilding activities in which the Company’s homebuilding activities are not economically similar to other states in the same geographic area is grouped under “Homebuilding Other,” which is not considered a reportable segment. To conform with the reportable segment aggregation criteria set forth in ASC 280, the homebuilding activities located in the states of Georgia, North Carolina and South Carolina were reclassified to the Homebuilding East reportable segment. Currently, Homebuilding Other includes homebuilding activities located in the states of Illinois and Minnesota. Previously, Homebuilding Other included homebuilding activities located in the states of Georgia, Illinois, Minnesota, North Carolina and South Carolina. All prior year segment information has been restated to conform with the 2011 presentation. The change in Homebuilding Other has no effect on the Company’s consolidated financial position, results of operations or cash flows for the periods presented.

Evaluation of segment performance is based primarily on operating earnings (loss) before income taxes. Operations of the Company’s homebuilding segments primarily include the construction and sale of single-family attached and detached homes, as well as the purchase, development and sale of residential land directly and through the Company’s unconsolidated entities. Operating earnings (loss) for the homebuilding segments consist of revenues generated from the sales of homes and land, equity in loss from unconsolidated entities and other income (expense), net, less the cost of homes sold and land sold, selling, general and administrative expenses and other interest expense of the segment. The Company’s reportable homebuilding segments and all other homebuilding operations not required to be reported separately, have operations located in:

East: Florida(1), Georgia, Maryland, New Jersey, North Carolina, South Carolina and Virginia

Central: Arizona, Colorado and Texas(2)

West: California and Nevada

Southeast Florida: Southeast Florida

Houston: Houston, Texas

Other: Illinois and Minnesota

(1)	Florida in the East reportable segment excludes Southeast Florida, which is its own reportable segment.
(2)	Texas in the Central reportable segment excludes Houston, Texas, which is its own reportable segment.

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

Operations of the Rialto segment include sourcing, underwriting, pricing, managing and ultimately monetizing real estate and real estate related assets, as well as providing similar services to others in markets across the country. Rialto’s operating earnings (loss) consists of revenues generated primarily from accretable interest income associated with portfolios of real estate loans acquired in partnership with the FDIC and other portfolios of real estate loans and assets acquired, fees for sub-advisory services, other income, net, consisting primarily of gains upon foreclosure of real estate owned (“REO”) and gains on sale of REO, and equity in earnings (loss) from unconsolidated entities, less the costs incurred by the segment for managing portfolios, due diligence expenses related to both completed and abandoned transactions, and other general and administrative expenses.

Each reportable segment follows the same accounting policies described in Note 1—“Summary of Significant Accounting Policies” to the consolidated financial statements. Operational results of each segment are not necessarily indicative of the results that would have occurred had the segment been an independent, stand-alone entity during the periods presented.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial information relating to the Company’s operations was as follows:

	November 30,
(In thousands)	2011	2010

Assets:
Homebuilding East	$1,312,750	1,215,307
Homebuilding Central	681,859	716,595
Homebuilding West	2,169,503	2,051,888
Homebuilding Southeast Florida	604,415	447,112
Homebuilding Houston	230,076	226,749
Homebuilding Other	595,615	599,162
Rialto Investments (1)	1,897,148	1,777,614
Lennar Financial Services	739,755	608,990
Corporate and unallocated	923,550	1,144,434

Total assets	$9,154,671	8,787,851

Lennar Homebuilding investments in unconsolidated entities:
Homebuilding East	$15,690	25,689
Homebuilding Central	54,700	52,156
Homebuilding West	446,195	517,429
Homebuilding Southeast Florida	23,066	22,042
Homebuilding Houston	2,996	3,095
Homebuilding Other	3,113	5,774

Total Lennar Homebuilding investments in unconsolidated entities	$545,760	626,185

Rialto Investments’ investments in unconsolidated entities	$124,712	84,526

Financial Services goodwill	$34,046	34,046

(1)	Consists primarily of assets of consolidated VIEs (See Note 8).

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years Ended November 30,
(In thousands)	2011	2010	2009

Revenues:
Homebuilding East	$1,020,812	986,978	930,488
Homebuilding Central	365,257	357,732	367,183
Homebuilding West	540,863	683,490	826,237
Homebuilding Southeast Florida	239,608	131,091	104,610
Homebuilding Houston	341,710	365,938	434,818
Homebuilding Other	166,874	180,410	170,949
Lennar Financial Services	255,518	275,786	285,102
Rialto Investments	164,743	92,597	—

Total revenues (1)	$3,095,385	3,074,022	3,119,387

Operating earnings (loss):
Homebuilding East	$80,350	99,226	(119,113)
Homebuilding Central (2)	(31,168)	(25,912)	(70,640)
Homebuilding West (3)	26,050	(5,861)	(331,070)
Homebuilding Southeast Florida	27,428	21,005	(87,054)
Homebuilding Houston	17,180	26,030	16,442
Homebuilding Other	(10,796)	(14,428)	(84,858)
Lennar Financial Services	20,729	31,284	35,982
Rialto Investments	63,457	57,307	(2,528)

Total operating earnings (loss)	193,230	188,651	(642,839)
Corporate general and administrative expenses	95,256	93,926	117,565

Earnings (loss) before income taxes	$97,974	94,725	(760,404)

(1)	Total revenues are net of sales incentives of $361.7 million ($33,700 per home delivered) for the year ended November 30, 2011, $356.5 million ($32,800 per home delivered) for the year ended November 30, 2010 and $512.0 million ($44,800 per home delivered) for the year ended November 30, 2009.
(2)	For the year ended November 30, 2011, operating loss includes $8.4 million of additional expenses associated with remedying pre-existing liabilities of a previously acquired company.
(3)	For the year ended November 30, 2011, operating earnings include $37.5 million related to the receipt of a litigation settlement, as well as $15.4 million related to the Company’s share of a gain on debt extinguishment and the recognition of $10.0 million of deferred management fees related to management services previously performed by the Company for one of its Lennar Homebuilding unconsolidated entities (See Note 3).

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Valuation adjustments and write-offs relating to the Company’s operations were as follows:

	Years Ended November 30,
(In thousands)	2011	2010	2009
Valuation adjustments to finished homes, CIP and land on which the Company intends to build homes:
East	$5,649	6,233	43,353
Central	13,685	9,205	13,603
West	7,784	7,139	64,095
Southeast Florida	5,621	4,434	31,059
Houston	520	219	1,116
Other	2,467	17,487	27,013

Total	35,726	44,717	180,239

Valuation adjustments to land the Company intends to sell or has sold to third parties:
East	101	120	14,552
Central	181	2,056	1,309
West	—	1,166	38,679
Southeast Florida	—	—	22,496
Houston	21	32	674
Other (1)	153	62	17,604

Total	456	3,436	95,314

Write-offs of option deposits and pre-acquisition costs:
East	727	2,705	61,338
Central	785	—	82
West	172	400	13,902
Southeast Florida	—	—	2,793
Houston	95	—	2,471
Other	5	—	3,786

Total	1,784	3,105	84,372

Company’s share of valuation adjustments related to assets of unconsolidated entities:
East	3	229	500
Central	371	4,734	6,184
West (2) (3)	6,000	5,498	94,665
Southeast Florida	—	—	4
Houston	—	—	—
Other	2,495	—	540

Total	8,869	10,461	101,893

Valuation adjustments to investments of unconsolidated entities:
East (4)	8,412	760	5,061
Central	—	—	13,179
West	2,077	975	65,607
Southeast Florida	—	—	—
Houston	—	—	1,317
Other	—	—	3,808

Total	10,489	1,735	88,972

Write-offs of other receivables and other assets:
East	—	—	2,148
Central	69	—	105
West	—	—	7,387
Southeast Florida	—	—	—
Houston	—	—	—
Other	4,806	1,518	19

Total	4,875	1,518	9,659

Total valuation adjustments and write-offs of option deposits and pre-acquisition costs, other receivables and other assets	$62,199	64,972	560,449

(1)	For the year ended November 30, 2009, valuation adjustments to land the Company intends to sell or has sold to third parties has been reduced by $13.6 million of noncontrolling interest income as a result of $27.2 million of valuation adjustments to inventories of 50%-owned consolidated joint ventures.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	For the year ended November 30, 2011, a $57.6 million valuation adjustment related to an asset distribution from a Lennar Homebuilding unconsolidated entity was not included because it resulted from a linked transaction where there was also a pre-tax gain of $62.3 million related to the distribution of assets of the unconsolidated entity. The valuation adjustment was included in Lennar Homebuilding equity in loss from unconsolidated entities and the pre-tax gain was included in Lennar Homebuilding other income (expense), net, for the year ended November 30, 2011.
(3)	For the year ended November 30, 2010, a $15.0 million valuation adjustment related to the assets of an unconsolidated entity was not included because it resulted from a linked transaction where there was also a pre-tax gain of $22.7 million related to a debt extinguishment. The net pre-tax gain of $7.7 million from the transaction was included in Homebuilding equity in loss from unconsolidated entities for the year ended November 30, 2010.
(4)	For the year ended November 30, 2011, the Company recorded a $0.1 million valuation adjustment related to a $29.8 million investment of a Lennar Homebuilding unconsolidated entity, which was the result of a linked transaction. The linked transaction resulted in a pre-tax gain of $38.6 million related to a debt extinguishment due to the Company’s purchase of the Lennar Homebuilding unconsolidated entity’s debt at a discount and a $38.7 million valuation adjustment of the Lennar Homebuilding unconsolidated entity’s inventory upon consolidation. The net pre-tax loss of $0.1 million was included in Lennar Homebuilding other income, net, for the year ended November 30, 2011.

During the year ended November 30, 2011, the Company recorded valuation adjustments primarily as a result of changes in strategy and other specific developments regarding certain of the Company’s joint ventures. Deterioration in the housing market may cause additional pricing pressures and slower absorption and may potentially lead to additional valuation adjustments in the future. In addition, market conditions may cause the Company to re-evaluate its strategy regarding certain assets that could result in further valuation adjustments and/or additional write-offs of option deposits and pre-acquisition costs due to abandonment of those options contracts.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years Ended November 30,
(In thousands)	2011	2010	2009
Lennar Homebuilding interest expense:
Homebuilding East	$52,327	48,361	44,587
Homebuilding Central	24,591	19,476	19,488
Homebuilding West	45,747	43,562	46,809
Homebuilding Southeast Florida	14,023	8,369	9,880
Homebuilding Houston	11,609	10,152	11,902
Homebuilding Other	14,673	14,026	14,783

Total Lennar Homebuilding interest expense	$162,970	143,946	147,449

Lennar Financial Services interest income, net	$2,830	1,710	2,839

Depreciation and amortization:
Homebuilding East	$6,458	5,418	4,402
Homebuilding Central	2,490	2,550	2,073
Homebuilding West	7,552	5,853	7,643
Homebuilding Southeast Florida	837	439	61
Homebuilding Houston	1,063	951	974
Homebuilding Other	2,714	198	931
Lennar Financial Services	2,903	3,507	4,269
Rialto Investments	2,707	134	—
Corporate and unallocated	14,441	16,560	19,653

Total depreciation and amortization	$41,165	35,610	40,006

Net additions (disposals) to operating properties and equipment:
Homebuilding East	$(259)	(115)	248
Homebuilding Central	39	83	150
Homebuilding West	7,807	4,006	291
Homebuilding Southeast Florida	38	(784)	(1)
Homebuilding Houston	—	35	—
Homebuilding Other	353	(941)	(2,026)
Lennar Financial Services	1,772	1,774	1,711
Rialto Investments	174	428	—
Corporate and unallocated	12	576	(702)

Total net additions (disposals) to operating properties and equipment	$9,936	5,062	(329)

Lennar Homebuilding equity in earnings (loss) from unconsolidated entities
Homebuilding East	$(518)	(602)	(3,691)
Homebuilding Central	(922)	(4,727)	(8,143)
Homebuilding West (1)	(57,215)	(6,113)	(114,373)
Homebuilding Southeast Florida	(1,152)	(269)	(2,092)
Homebuilding Houston	46	766	(1,801)
Homebuilding Other	(2,955)	(21)	(817)

Total Lennar Homebuilding equity in loss from unconsolidated entities	$(62,716)	(10,966)	(130,917)

Rialto Investments equity in earnings (loss) from unconsolidated entities	$(7,914)	15,363	—

(1)	For the year ended November 30, 2011, equity in loss from unconsolidated entities includes a $57.6 million valuation adjustment related to an asset distribution from a Lennar Homebuilding unconsolidated entity that resulted from a linked transaction where there was also a pre-tax gain of $62.3 million related to the distribution of assets of the unconsolidated entity. The pre-tax gain of $62.3 million was included in Lennar Homebuilding other income (expense), net for the year ended November 30, 2011.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	Lennar Homebuilding Receivables

	November 30,
(In thousands)	2011	2010
Accounts receivable	$31,964	41,324
Mortgage and notes receivable	18,066	40,167
Income tax receivables	6,880	3,783

	56,910	85,274
Allowance for doubtful accounts	(2,933)	(3,072)

	$53,977	82,202

At November 30, 2011 and 2010, Lennar Homebuilding accounts receivable relates primarily to rebates and other receivables. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for accounts receivable. Mortgages and notes receivable arising from the sale of land are generally collateralized by the property sold to the buyer. Allowances are maintained for potential credit losses based on historical experience, present economic conditions and other factors considered relevant by the Company.

4.	Lennar Homebuilding Investments in Unconsolidated Entities

Summarized condensed financial information on a combined 100% basis related to Lennar Homebuilding’s unconsolidated entities that are accounted for by the equity method was as follows:

Statements of Operations
	Years Ended November 30,
(In thousands)	2011	2010	2009
Revenues	$301,843	236,752	339,993
Costs and expenses	451,272	378,997	1,212,866
Other income	123,007	—	—

Net loss of unconsolidated entities (1)	$(26,422)	(142,245)	(872,873)

Lennar Homebuilding equity in loss from unconsolidated entities (2)	$(62,716)	(10,966)	(130,917)

(1)	The net loss of unconsolidated entities for the years ended November 30, 2010 and 2009 was primarily related to valuation adjustments and operating losses recorded by the unconsolidated entities. The Company’s exposure to such losses was significantly lower as a result of its small ownership interests in the respective unconsolidated entities or its previous valuation adjustments recorded to its investments in unconsolidated entities.
(2)	For the year ended November 30, 2011, Lennar Homebuilding equity in loss includes a $57.6 million valuation adjustment related to an asset distribution from a Lennar Homebuilding unconsolidated entity that resulted from a linked transaction where there was also a pre-tax gain of $62.3 million included in Lennar Homebuilding other income (expense), net, related to the distribution of assets of the unconsolidated entity. In addition, for the year ended November 30, 2011, Lennar Homebuilding equity in loss from unconsolidated entities includes $8.9 million of valuation adjustments related to the assets of Lennar Homebuilding unconsolidated entities, offset by a $15.4 million gain related to the Company’s share of a $123.0 million gain on debt extinguishment at a Lennar Homebuilding unconsolidated entity. For the year ended November 30, 2010, the Company recorded a net pre-tax gain of $7.7 million from a transaction related to one of the Lennar Homebuilding unconsolidated entities. In addition, for the years ended November 30, 2010 and 2009, Lennar Homebuilding equity in loss from unconsolidated entities includes $10.5 million and $101.9 million, respectively, of valuation adjustments related to assets of Lennar Homebuilding unconsolidated entities.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Balance Sheets
	November 30,
(In thousands)	2011	2010
Assets:
Cash and cash equivalents	$90,584	82,573
Inventories	2,895,241	3,371,435
Other assets	277,152	307,244

	$3,262,977	3,761,252

Liabilities and equity:
Account payable and other liabilities	$246,384	327,824
Debt	960,627	1,284,818
Equity	2,055,966	2,148,610

	$3,262,977	3,761,252

As of November 30, 2011, the Company’s recorded investments in Lennar Homebuilding unconsolidated entities were $545.8 million while the underlying equity in the Lennar Homebuilding unconsolidated entities partners’ net assets was $628.1 million, primarily as a result of the Company buying out at a discount the Lennar Homebuilding unconsolidated entities partners’ equity. As of November 30, 2010, the Company’s recorded investments in Lennar Homebuilding unconsolidated entities were $626.2 million while the underlying equity in the Lennar Homebuilding unconsolidated entities’ net assets was $666.0 million, primarily as a result of the Company buying out at a discount the Lennar Homebuilding unconsolidated entities partners’ equity.

The Company’s partners generally are unrelated homebuilders, land owners/developers and financial or other strategic partners. The unconsolidated entities follow accounting principles that are in all material respects the same as those used by the Company. The Company shares in the profits and losses of these unconsolidated entities generally in accordance with its ownership interests. In many instances, the Company is appointed as the day-to-day manager under the direction of a management committee that has shared powers amongst the partners of the unconsolidated entities and receives management fees and/or reimbursement of expenses for performing this function. During the years ended November 30, 2011, 2010 and 2009, the Company received management fees and reimbursement of expenses from the unconsolidated entities totaling $33.8 million, $21.0 million and $15.3 million, respectively.

During 2011, a Lennar Homebuilding unconsolidated entity was restructured. As part of the restructuring, the development management agreement (the “Agreement”) between the Company and the unconsolidated entity was terminated and a general release agreement was executed whereby the Company was released from any and all obligations, except any future potential third-party claims, associated with the Agreement. As a result of the restructuring, the termination of the Agreement and the execution of the general release agreement, the Company recognized $10 million of deferred management fees related to management services previously performed by the Company prior to November 30, 2010. The Company is not providing any other services to the unconsolidated entity associated with the deferred management fees recognized.

The Company and/or its partners sometimes obtain options or enter into other arrangements under which the Company can purchase portions of the land held by the unconsolidated entities. Option prices are generally negotiated prices that approximate fair value when the Company receives the options. During the years ended November 30, 2011, 2010 and 2009, $112.8 million, $86.3 million and $117.8 million, respectively, of the unconsolidated entities’ revenues were from land sales to the Company. The Company does not include in its Lennar Homebuilding equity in loss from unconsolidated entities its pro rata share of unconsolidated entities’ earnings resulting from land sales to its homebuilding divisions. Instead, the Company accounts for those earnings as a reduction of the cost of purchasing the land from the unconsolidated entities. This in effect defers recognition of the Company’s share of the unconsolidated entities’ earnings related to these sales until the Company delivers a home and title passes to a third-party homebuyer.

In 2007, the Company sold a portfolio of land to a strategic land investment venture with Morgan Stanley Real Estate Fund II, L.P., an affiliate of Morgan Stanley & Co., Inc., in which the Company has a 20% ownership interest and 50% voting rights. Due to the Company’s continuing involvement, the transaction did not qualify as a sale by the Company under GAAP; thus, the inventory has remained on the Company’s consolidated balance sheet in consolidated inventory not owned. As of November 30, 2011 and 2010, the portfolio of land (including land development costs) of $372.0 million and $424.5 million, respectively, is reflected as inventory in the summarized condensed financial information related to Lennar Homebuilding’s unconsolidated entities.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The summary of the Company’s net recourse exposure related to the Lennar Homebuilding unconsolidated entities in which the Company has investments was as follows:

	November 30,
(In thousands)	2011	2010
Several recourse debt - repayment	$62,408	33,399
Several recourse debt - maintenance	—	29,454
Joint and several recourse debt - repayment	46,292	48,406
Joint and several recourse debt - maintenance	—	61,591

The Company’s maximum recourse exposure	108,700	172,850
Less: joint and several reimbursement agreements with the
Company’s partners	(33,795)	(58,878)

The Company’s net recourse exposure	$74,905	113,972

During the year ended November 30, 2011, the Company’s maximum recourse exposure related to indebtedness of Lennar Homebuilding unconsolidated entities decreased by $100.4 million as a result of $17.9 million paid by the Company primarily through capital contributions to unconsolidated entities, a $43.5 million debt reduction as a result of a transaction in which the Company received a net asset distribution from Platinum Triangle Partners, one of Lennar Homebuilding’s unconsolidated entities, and $39.0 million primarily related to the restructuring of a guarantee, the consolidation of a joint venture in 2011 and the joint ventures selling inventory. The decrease in the Company’s maximum recourse exposure was partially offset by a $36.3 million increase in the maximum recourse exposure for consideration given in the form of a several repayment guarantee in connection with the favorable debt maturity extension until 2018 and principal reduction at Heritage Fields El Toro, one of Lennar Homebuilding’s unconsolidated entities as discussed in the note to the following table.

As of November 30, 2011, the Company had no obligation guarantees accrued. At November 30, 2010, the Company had $10.2 million of obligation guarantees accrued as a liability on its consolidated balance sheet. During the year ended November 30, 2011, the liability was reduced by $10.2 million, of which $7.6 million were cash payments related to obligation guarantees previously recorded and $2.6 million related to a change in estimate of an obligation guarantee. The obligation guarantees are estimated based on current facts and circumstances and any unexpected changes may lead the Company to incur additional liabilities under its obligation guarantees in the future.

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

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The recourse debt exposure in the previous table represents the Company’s maximum recourse exposure to loss from guarantees and does not take into account the underlying value of the collateral or the other assets of the borrowers that are available to repay the debt or to reimburse the Company for any payments on its guarantees. The Lennar Homebuilding unconsolidated entities that have recourse debt have significant amount of assets and equity. The summarized balance sheets of the Lennar Homebuilding’s unconsolidated entities with recourse debt were as follows:

	November 30,
(In thousands)	2011	2010
Assets (1)	$1,865,144	990,028
Liabilities (1)	$815,815	487,606
Equity (1)	$1,049,329	502,422

(1)	In 2011, Heritage Fields El Toro, one of Lennar Homebuilding’s unconsolidated entities, extended the maturity of its $573.5 million debt until 2018, which at the time was without recourse to Lennar. In exchange for the extension and partial debt extinguishment, which reduced the outstanding debt balance to $481.0 million in the first quarter of 2011, all the partners agreed to provide a limited several repayment guarantee on the outstanding debt, which resulted in a $36.3 million increase to the Company’s maximum recourse exposure and a subsequent increase to assets, liabilities and equity of Lennar Homebuilding unconsolidated entities that have recourse debt. In addition, the Company recognized a $15.4 million gain for its share of the $123.0 million gain on debt extinguishment, including a reduction in the accrued interest payable, in 2011.

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

During the year ended November 30, 2011, there were: (1) payments of $1.7 million under the Company’s maintenance guarantees, and (2) other loan paydowns of $16.3 million, a portion of which related to amounts paid under the Company’s repayment guarantees. During the year ended November 30, 2010, there were: (1) payments of $10.0 million under the Company’s maintenance guarantees, (2) at the election of the Company, a loan paydown of $50.3 million, representing both the Company’s and its partner’s share, in return for a 4-year loan extension and the rights to obtain preferred returns and priority distributions at one of the Company’s unconsolidated entities, and (3) a $19.3 million payment to extinguish debt at a discount and buyout the partner of one of the Company’s unconsolidated entities resulting in a net pre-tax gain of $7.7 million. In addition, during the year ended November 30, 2010, there were other loan paydowns of $28.1 million, a portion of which related to amounts paid under the Company’s repayment guarantees. During the years ended November 30, 2011 and 2010, there were no payments under completion guarantees. Payments made to, or on behalf of, the Company’s unconsolidated entities, including payment made under guarantees, are recorded primarily as capital contributions to the Company’s Lennar Homebuilding unconsolidated entities.

As of November 30, 2011, the fair values of the maintenance guarantees, repayment guarantees and completion guarantees were not material. The Company believes that as of November 30, 2011, in the event it becomes legally obligated to perform under a guarantee of the obligation of a Lennar Homebuilding unconsolidated entity due to a triggering event under a guarantee, most of the time the collateral should be sufficient to repay at least a significant portion of the obligation or the Company and its partners would contribute additional capital into the venture. In certain instances, the Company has placed performance letters of credit and surety bonds with municipalities for its joint ventures (see Note 6).

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total debt of the Lennar Homebuilding unconsolidated entities in which the Company has investments was as follows:

	November 30,
(Dollars In thousands)	2011	2010
The Company’s net recourse exposure	$74,905	113,972
Reimbursement agreements from partners	33,795	58,878

The Company’s maximum recourse exposure	$108,700	172,850

Non-recourse bank debt and other debt (partner’s share of several recourse)	$149,937	79,921
Non-recourse land seller debt or other debt	26,391	58,604
Non-recourse debt with completion guarantees	441,770	600,297
Non-recourse debt without completion guarantees	233,829	373,146

Non-recourse debt to the Company	851,927	1,111,968

Total debt	$960,627	1,284,818

The Company’s maximum recourse exposure as a % of total JV debt	11%	13%

LandSource/Newhall Transactions

In June 2008, LandSource Communities Development LLC (“LandSource”), in which the Company had a 16% ownership interest, and a number of its subsidiaries commenced proceedings under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. In July 2009, the United States Bankruptcy Court of the District of Delaware confirmed the plan of reorganization for LandSource. As a result of the bankruptcy proceedings, LandSource was reorganized into a new company called Newhall Land Development, LLC, (“Newhall”). The reorganized company emerged from Chapter 11 free of its previous bank debt. As part of the reorganization plan, in 2009 the Company invested $140 million in exchange for approximately a 15% equity interest in the reorganized Newhall, ownership in several communities that were formerly owned by LandSource, the settlement and release of any claims that might have been asserted against the Company and certain other claims LandSource had against third parties.

5.	Operating Properties and Equipment

	November 30,
(In thousands)	2011	2010
Operating properties (1)	$338,743	196,214
Leasehold improvements	27,143	29,107
Furniture, fixtures and equipment	30,154	27,604

	396,040	252,925
Accumulated depreciation and amortization	(76,795)	(57,860)

	$319,245	195,065

(1)	Operating properties primarily include multi-level residential buildings that have been converted to rental operations, of which $122.1 million was reclassified from inventory to operating properties during the year ended November 30, 2011.

Operating properties and equipment are included in other assets in the consolidated balance sheets.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	Lennar Homebuilding Senior Notes and Other Debts Payable

	November 30,
(Dollars in thousands)	2011	2010
5.95% senior notes due 2013	$266,855	266,319
5.50% senior notes due 2014	248,967	248,657
5.60% senior notes due 2015	500,999	501,216
6.50% senior notes due 2016	249,819	249,788
12.25% senior notes due 2017	393,700	393,031
6.95% senior notes due 2018	247,598	247,323
2.00% convertible senior notes due 2020	276,500	276,500
2.75% convertible senior notes due 2020	388,417	375,875
3.25% convertible senior notes due 2021	350,000	—
5.95% senior notes due 2011	—	113,189
Mortgages notes on land and other debt	439,904	456,256

	$3,362,759	3,128,154

In 2010, the Company entered into cash-collateralized letter of credit agreements with two banks with a capacity totaling $225 million. In November 2010, the Company terminated its cash-collateralized letter of credit agreements and simultaneously entered into a $150 million Letter of Credit and Reimbursement Agreement (“LC Agreement”) with certain financial institutions. The LC Agreement may be increased to $200 million, although there are currently no commitments for the additional $50 million. In addition, in October 2011, the Company entered into a $50 million Letter of Credit and Reimbursement Agreement with certain financial institutions that has a $50 million accordion for which there are currently no commitments. The Company also has a $200 million Letter of Credit Facility with a financial institution. The Company believes it was in compliance with its debt covenants at November 30, 2011.

The Company’s performance letters of credit outstanding were $68.0 million and $78.9 million, respectively, at November 30, 2011 and 2010. The Company’s financial letters of credit outstanding were $199.3 million and $195.0 million, respectively, at November 30, 2011 and 2010. Performance letters of credit are generally posted with regulatory bodies to guarantee the Company’s performance of certain development and construction activities, and financial letters of credit are generally posted in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral. Additionally, at November 30, 2011, the Company had outstanding performance and surety bonds related to site improvements at various projects (including certain projects in the Company’s joint ventures) of $628.1 million. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all development and construction activities are completed. As of November 30, 2011, there were approximately $331.5 million, or 53%, of costs to complete related to these site improvements. The Company does not presently anticipate any draws upon these bonds, but if any such draws occur, the Company does not believe they would have a material effect on its financial position, results of operations or cash flows.

In November 2011, the Company issued $350.0 million aggregate principal amount of 3.25% convertible senior notes due 2021, at a price of 100% in a private placement. Subsequent to November 30, 2011, the initial purchasers of the 3.25% convertible senior notes due 2021 purchased an additional $50.0 million aggregate principal amount of the 3.25% convertible senior notes due 2021 to cover over-allotments. The total aggregate principal amount of the 3.25% convertible senior notes due 2021 (“3.25% Convertible Senior Notes”) subsequent to November 30, 2011 is $400.0 million. As of November 30, 2011, proceeds from the offering, after payment of expenses, were $342.6 million. Subsequent to November 30, 2011, the Company received the proceeds from the over-allotments of $49.0 million, after payment of expenses. The net proceeds will be used for general corporate purposes, including repayments or repurchases of existing senior notes or other indebtedness, acquisitions of land suitable for residential development and purchases of, or investments in portfolios of, distressed real estate assets and foreclosed real estate assets. The 3.25% Convertible Senior Notes are convertible into shares of Class A common stock at any time prior to maturity or redemption at the initial conversion rate of 42.5555 shares of Class A common stock per $1,000 principal amount of the 3.25% Convertible Senior Notes or 17,022,200 Class A common shares if all the 3.25% Convertible Senior Notes are converted, which is equivalent to an initial conversion price of approximately $23.50 per share of Class A common stock, subject to anti-dilution adjustments. The shares are included in the calculation of diluted earnings per share. Holders of the 3.25% Convertible Senior Notes have the right to require the Company to repurchase them for cash equal to 100% of their principal amount, plus accrued but unpaid interest on November 15, 2016. The Company has the right to redeem the 3.25% Convertible Senior Notes at any time on or after November 20, 2016 for 100% of their principal amount, plus accrued but unpaid interest. Interest on the 3.25% Convertible Senior Notes is due semi-annually beginning May 15, 2012. The 3.25% Convertible Senior Notes are unsecured and unsubordinated, but are

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

guaranteed by substantially all of the Company’s wholly-owned homebuilding subsidiaries. At November 30, 2011, the carrying amount of the 3.25% Convertible Senior Notes was $350.0 million. Subsequent to November 30, 2011, the carrying amount of the 3.25% Convertible Senior Notes was $400.0 million.

In November 2010, the Company issued $446.0 million of 2.75% convertible senior notes due 2020 (the “2.75% Convertible Senior Notes”) at a price of 100% in a private placement. Proceeds from the offering, after payment of expenses, were $436.4 million. The net proceeds were used for general corporate purposes, including repayments or repurchases of existing senior notes or other indebtedness. The 2.75% Convertible Senior Notes are convertible into cash, shares of Class A common stock or a combination of both, at the Company’s election. However, it is the Company’s intent to settle the face value of the 2.75% Convertible Senior Notes in cash. Holders may convert the 2.75% Convertible Senior Notes at the initial conversion rate of 45.1794 shares of Class A common stock per $1,000 principal amount or 20,150,012 Class A common shares if all the 2.75% Convertible Senior Notes are converted, which is equivalent to an initial conversion price of approximately $22.13 per share of Class A common stock, subject to anti-dilution adjustments. The shares are not included in the calculation of diluted earnings per share primarily because it is the Company’s intent to settle the face value of the 2.75% Convertible Senior Notes in cash and the Company’s stock price did not exceed the conversion price.

Holders of the 2.75% Convertible Senior Notes have the right to convert them, during any fiscal quarter (and only during such fiscal quarter), if the last reported sale price of the Company’s Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day. Holders of the 2.75% Convertible Senior Notes have the right to require the Company to repurchase them for cash equal to 100% of their principal amount, plus accrued but unpaid interest, on December 15, 2015. The Company has the right to redeem the 2.75% Convertible Senior Notes at any time on or after December 20, 2015 for 100% of their principal amount, plus accrued but unpaid interest. Interest on the 2.75% Convertible Senior Notes is due semi-annually beginning June 15, 2011. The 2.75% Convertible Senior Notes are unsecured and unsubordinated, but are currently guaranteed by substantially all of the Company’s wholly-owned homebuilding subsidiaries.

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

Certain provisions under ASC Topic 470, Debt, require the issuer of certain convertible debt instruments that may be settled in cash on conversion to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. The Company has applied these provisions to its 2.75% Convertible Senior Notes. The Company estimated the fair value of the 2.75% Convertible Senior Notes using similar debt instruments at issuance that did not have a conversion feature and allocated the residual value to an equity component that represents the estimated fair value of the conversion feature at issuance. The debt discount of the 2.75% Convertible Senior Notes is being amortized over five years and the annual effective interest rate is 7.1% after giving effect to the amortization of the discount and deferred financing costs. At both November 30, 2011 and 2010, the principal amount of the 2.75% Convertible Senior Notes was $446.0 million. At November 30, 2011 and 2010, the carrying amount of the equity component included in stockholders’ equity was $57.6 million and $70.1 million, respectively, and the net carrying amount of the 2.75% Convertible Senior Notes included in Lennar Homebuilding senior notes and other debts payable was $388.4 million and $375.9 million, respectively. During the years ended November 30, 2011 and 2010, the amount of interest recognized relating to both the contractual interest and amortization of the discount was $24.8 million and $1.7 million, respectively.

In May 2010, the Company issued $250 million of 6.95% senior notes due 2018 (the “6.95% Senior Notes”) at a price of 98.929% in a private placement. Proceeds from the offering, after payment of initial purchaser’s discount and expenses, were $243.9 million. The Company used the net proceeds of the sale of the 6.95% Senior Notes to fund purchases pursuant to its tender offer for its 5.125% senior notes due October 2010, its 5.95% senior notes due 2011 and its 5.95% senior notes due 2013. Interest on the 6.95% Senior Notes is due semi-annually beginning December 1, 2010. The 6.95% Senior Notes are unsecured and unsubordinated, but are currently guaranteed by substantially all of the Company’s wholly-owned homebuilding subsidiaries. Subsequently, most of the privately placed 6.95% Senior Notes were exchanged for substantially identical 6.95% senior notes that had been registered under the Securities Act of 1933. At November 30, 2011 and 2010, the carrying amount of the 6.95% Senior Notes was $247.6 million and $247.3 million, respectively.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In May 2010, the Company issued $276.5 million of 2.00% convertible senior notes due 2020 (the “2.00% Convertible Senior Notes”) at a price of 100% in a private placement. Proceeds from the offering, after payment of expenses, were $271.2 million. The net proceeds were to be used for general corporate purposes, including repayments or repurchases of existing senior notes or other indebtedness. The 2.00% Convertible Senior Notes are convertible into shares of Class A common stock at the initial conversion rate of 36.1827 shares of Class A common stock per $1,000 principal amount of the 2.00% Convertible Senior Notes or 10,004,517 Class A common shares if all the 2.00% Convertible Senior Notes are converted, which is equivalent to an initial conversion price of approximately $27.64 per share of Class A common stock, subject to anti-dilution adjustments. The shares are included in the calculation of diluted earnings per share. Holders of the 2.00% Convertible Senior Notes have the right to require the Company to repurchase them for cash equal to 100% of their principal amount, plus accrued but unpaid interest, on each of December 1, 2013 and December 1, 2015. The Company has the right to redeem the 2.00% Convertible Senior Notes at any time on or after December 1, 2013 for 100% of their principal amount, plus accrued but unpaid interest. Interest on the 2.00% Convertible Senior Notes is due semi-annually beginning December 1, 2010. The 2.00% Convertible Senior Notes are unsecured and unsubordinated, but are currently guaranteed by substantially all of the Company’s wholly-owned homebuilding subsidiaries. At both November 30, 2011 and 2010, the carrying amount of the 2.00% Convertible Senior Notes was $276.5 million.

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

In April 2009, the Company sold $400 million of 12.25% senior notes due 2017 (the “12.25% Senior Notes”) at a price of 98.098% in a private placement and were subsequently exchanged for substantially identical 12.25% Senior Notes that had been registered under the Securities Act of 1933. Proceeds from the offering, after payment of initial purchaser’s discount and expenses, were $386.7 million. The Company added the proceeds to its working capital to be used for general corporate purposes, which included the repayment or repurchase of its near-term maturities or of debt of its joint ventures that it has guaranteed. Interest on the 12.25% Senior Notes is due semi-annually. The 12.25% Senior Notes are unsecured and unsubordinated, but are currently guaranteed by substantially all of the Company’s wholly-owned homebuilding subsidiaries. At November 30, 2011 and 2010, the carrying amount of the 12.25% Senior Notes was $393.7 million and $393.0 million, respectively.

In April 2006, the Company sold $250 million of 5.95% senior notes due October 2011 (the “5.95% Senior Notes due 2011) at a price of 99.766% in a private placement and were subsequently exchanged for substantially identical 5.95% Senior Notes due 2011 that had been registered under the Securities Act of 1933. During the years ended November 30, 2010 and 2009, the Company redeemed $131.8 million (including amount redeemed through the tender offer) and $5.0 million, respectively, of the 5.95% senior notes due 2011. In October 2011, the Company retired the remaining $113.2 million of its 5.95% senior notes due 2011 for 100% of the outstanding principal amount plus accrued and unpaid interest as of the maturity date.

In April 2006, the Company sold $250 million of 6.50% senior notes due 2016 (the “6.50% Senior Notes due 2016”) at a price of 99.873%, in a private placement and were subsequently exchanged for identical 6.50% Senior Notes due 2016 that had been registered under the Securities Act of 1933. Proceeds from the offering of the 6.50% Senior Notes due 2016, after initial purchaser’s discount and expenses, were $248.9 million. The Company added the proceeds to its working capital to be used for general corporate purposes. Interest on the 6.50% Senior Notes due 2016 is due semi-annually. The 6.50% Senior Notes due 2016 are unsecured and unsubordinated, but are currently guaranteed by substantially all of the Company’s wholly-owned homebuilding subsidiaries. At both November 30, 2011 and 2010, the carrying amount of the 6.50% Senior Notes due 2016 was $249.8 million.

In April 2005, the Company sold $300 million of 5.60% Senior Notes due 2015 (the “5.60% Senior Notes”) at a price of 99.771%. Proceeds from the offering, after initial purchaser’s discount and expenses, were $297.5 million. In July 2005, the Company sold $200 million of 5.60% Senior Notes due 2015 at a price of 101.407%. The 5.60% Senior Notes were the same issue as the 5.60% Senior Notes the Company sold in April 2005. Proceeds from the offering, after initial purchaser’s discount and expenses, were $203.9 million. The Company added the proceeds of both offerings to its working capital to be used for general corporate purposes. Interest on the 5.60% Senior Notes is due semi-annually. The 5.60% Senior Notes are unsecured and unsubordinated. Currently, substantially all of the Company’s wholly-owned homebuilding subsidiaries are guaranteeing the 5.60% Senior Notes. The 5.60% Senior Notes were subsequently exchanged for identical 5.60% Senior Notes that had been registered under the Securities Act of 1933. At November 30, 2011 and 2010, the carrying amount of the 5.60% Senior Notes sold in April and July 2005 was $501.0 million and $501.2 million, respectively.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In August 2004, the Company sold $250 million of 5.50% senior notes due 2014 (the “5.50% Senior Notes”) at a price of 98.842% in a private placement. Proceeds from the offering, after initial purchaser’s discount and expenses, were $245.5 million. The Company used the proceeds to repay borrowings under its Credit Facility. Interest on the 5.50% Senior Notes is due semi-annually. The 5.50% Senior Notes are unsecured and unsubordinated. Currently, substantially all of the Company’s wholly-owned homebuilding subsidiaries are guaranteeing the 5.50% Senior Notes. At November 30, 2011 and 2010, the carrying value of the 5.50% Senior Notes was $249.0 million and $248.7 million, respectively.

In February 2003, the Company issued $350 million of 5.95% senior notes due 2013 (the “5.95% Senior Notes”) at a price of 98.287%. Currently, substantially all of the Company’s wholly-owned homebuilding subsidiaries are guaranteeing the 5.95% Senior Notes. During the year ended November 30, 2010, the Company redeemed $82.3 million (including amount redeemed through the tender offer) of the 5.95% Senior Notes due 2013. At November 30, 2011 and 2010, the carrying amount of the 5.95% Senior Notes was $266.9 million and $266.3 million, respectively.

At November 30, 2011, the Company had mortgage notes on land and other debt due at various dates through 2028 bearing interest at rates up to 10.0% with an average interest rate of 4.2%. At November 30, 2011 and 2010, the carrying amount of the mortgage notes on land and other debt was $439.9 million and $456.3 million, respectively. During the year ended November 30, 2011, the Company retired $135.7 million of mortgage notes on land and other debt. During the year ended November 30, 2010, the Company retired $160.9 million of mortgage notes on land and other debt, resulting in a pre-tax gain of $19.4 million, recorded in Lennar Homebuilding other income (expense), net.

The minimum aggregate principal maturities of senior notes and other debts payable during the five years subsequent to November 30, 2011 and thereafter are as follows:

(In thousands)	Debt Maturities
2012	$182,787
2013	331,209
2014	304,671
2015	525,983
2016	325,840
Thereafter	1,692,269

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	Lennar Financial Services Segment

The assets and liabilities related to the Lennar Financial Services segment were as follows:

	November 30,
(In thousands)	2011	2010
Assets:
Cash and cash equivalents	$55,454	110,476
Restricted cash	16,319	21,210
Receivables, net (1)	220,546	136,672
Loans held-for-sale (2)	303,780	245,404
Loans held-for-investment, net	24,262	21,768
Investments held-to-maturity	48,860	3,165
Goodwill	34,046	34,046
Other (3)	36,488	36,249

	$739,755	608,990

Liabilities:
Notes and other debts payable	$410,134	271,678
Other (4)	152,601	176,541

	$562,735	448,219

(1)	Receivables, net, primarily relate to loans sold to investors for which the Company had not yet been paid as of November 30, 2011 and 2010, respectively.
(2)	Loans held-for-sale relate to unsold loans carried at fair value.
(3)	Other assets include mortgage loan commitments carried at fair value of $4.2 million and $1.4 million, respectively, as of November 30, 2011 and 2010. Other assets also include forward contracts carried at fair value of $2.9 million as of November 30, 2010.
(4)	Other liabilities include $75.4 million and $86.5 million, respectively, of certain of the Company’s self-insurance reserves related to general liability and workers’ compensation. Other liabilities also include forward contracts carried at fair value of $1.4 million as of November 30, 2011.

At November 30, 2011, the Lennar Financial Services segment has a 364-day warehouse repurchase facility with a maximum aggregate commitment of $150 million and an additional uncommitted amount of $73 million that matures in February 2012, and another 364-day warehouse repurchase facility with a maximum aggregate commitment of $175 million (plus a $25 million temporary accordion feature that expired December 31, 2011) that matures in July 2012. As of November 30, 2011, the maximum aggregate commitment and uncommitted amount under these facilities totaled $350 million and $73 million, respectively.

The Lennar Financial Services segment uses these facilities to finance its lending activities until the mortgage loans are sold to investors and expects the facilities to be renewed or replaced with other facilities when they mature. Borrowings under the facilities were $410.1 million and $271.6 million, respectively, at November 30, 2011 and 2010, and were collateralized by mortgage loans and receivables on loans sold to investors but not yet paid for with outstanding principal balances of $431.6 million and $286.0 million, respectively, at November 30, 2011 and 2010. The combined effective interest rate on the facilities at November 30, 2011 was 3.4%. If the facilities are not renewed, the borrowings under the lines of credit will be paid off by selling the mortgage loans held-for-sale to investors and by collecting on receivables on loans sold but not yet paid. Without the facilities, the Lennar Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Rialto Investment Segment

The assets and liabilities related to the Rialto segment were as follows:

	November 30,
(In thousands)	2011	2010
Assets:
Cash and cash equivalents	$83,938	76,412
Defeasance cash to retire notes payable	219,386	101,309
Loans receivable, net	713,354	1,219,314
Real estate owned - held-for-sale	143,677	250,286
Real estate owned - held-and-used, net	582,111	7,818
Investments in unconsolidated entities	124,712	84,526
Investments held-to-maturity	14,096	19,537
Other	15,874	18,412

	$1,897,148	1,777,614

Liabilities:
Notes payable	$765,541	752,302
Other	30,579	18,412

	$796,120	770,714

Rialto’s operating earnings (loss) for the years ended November 30, 2011, 2010 and 2009 was as follows:

	Years Ended November 30,
(In thousands)	2011	2010	2009
Revenues	$164,743	92,597	—
Costs and expenses	132,583	67,904	2,528
Rialto Investments equity in earnings (loss) from unconsolidated entities	(7,914)	15,363	—
Rialto Investments other income, net	39,211	17,251	—

Operating earnings (loss) (1)	$63,457	57,307	(2,528)

(1)	Operating earnings (loss) for the year ended November 30, 2011 and 2010 includes $28.9 million and $33.2 million, respectively, of net earnings attributable to noncontrolling interests.

Loans Receivable

In February 2010, the Rialto segment acquired indirectly 40% managing member equity interests in two limited liability companies (“LLCs”), in partnership with the FDIC, for approximately $243 million (net of transaction costs and a $22 million working capital reserve). The LLCs hold performing and non-performing loans formerly owned by 22 failed financial institutions. The two portfolios (“FDIC Portfolios”) originally consisted of more than 5,500 distressed residential and commercial real estate loans with an aggregate unpaid principal balance of approximately $3 billion and an initial fair value of approximately $1.2 billion. The FDIC retained a 60% equity interest in the LLCs and provided $626.9 million of notes with 0% interest, which are non-recourse to the Company. In accordance with GAAP, interest has not been imputed because the notes are with, and guaranteed by, a governmental agency. The notes are secured by the loans held by the LLCs. Additionally, if the LLCs exceed expectations and meet certain internal rate of return and distribution thresholds, the Company’s equity interest in the LLCs could be reduced from 40% down to 30%, with a corresponding increase to the FDIC’s equity interest from 60% up to 70%. As of both November 30, 2011 and 2010, the notes payable balance was $626.9 million; however, as of November 30, 2011 and 2010, $219.4 million and $101.3 million, respectively, of cash collections on loans in excess of expenses were deposited in a defeasance account, established for the repayment of the notes payable, under the agreement with the FDIC. The funds in the defeasance account will be used to retire the notes payable upon their maturity.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The LLCs met the accounting definition of VIEs and since the Company was determined to be the primary beneficiary, the Company consolidated the LLCs. The Company was determined to be the primary beneficiary because it has the power to direct the activities of the LLCs that most significantly impact the LLCs’ performance through its management and servicer contracts. At November 30, 2011, these consolidated LLCs had total combined assets and liabilities of $1.4 billion and $0.7 billion, respectively.

In September 2010, the Rialto segment acquired approximately 400 distressed residential and commercial real estate loans (“Bank Portfolios”) and over 300 REO properties from three financial institutions. The Company paid $310 million for the distressed real estate and real estate related assets of which $124 million was financed through a 5-year senior unsecured note provided by one of the selling institutions.

The following table displays the loans receivable by aggregate collateral type:

	November 30,
(In thousands)	2011	2010
Land	$348,234	565,861
Single family homes	152,265	318,783
Commercial properties	172,799	239,182
Multi-family homes	28,108	59,951
Other	11,948	35,537

Loans receivable	$713,354	1,219,314

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

The following table displays the outstanding balance and carrying value of loans accounted for under ASC 310-30 as of November 30, 2011 and November 30, 2010:

	November 30,
(In thousands)	2011	2010
Outstanding principal balance	$1,331,094	2,558,709
Carrying value	$639,642	966,098

The activity in the accretable yield for the FDIC Portfolios and Bank Portfolios for the years ended November 30, 2011 and 2010 was as follows:

	November 30,
(In thousands)	2011	2010
Accretable yield, beginning of period	$396,311	—
Additions	16,173	486,773
Deletions	(92,416)	—
Accretions	(110,588)	(90,462)

Accretable yield, end of period	$209,480	396,311

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additions primarily represent reclasses from nonaccretable yield to accretable yield on the portfolios. Deletions represent disposal of loans, which includes foreclosure of underlying collateral and result in the removal of the loans from the accretable yield portfolios.

At November 30, 2011 and 2010, there were loans receivable with a carrying value of approximately $74 million and $253 million, respectively, for which interest income was not being recognized as they were classified as nonaccrual. When forecasted principal and interest cannot be reasonably estimated at the loan acquisition date, management classifies the loan as nonaccrual and accounts for these assets in accordance with ASC 310-10, Receivables (“ASC 310-10”). When a loan is classified as nonaccrual, any subsequent cash receipt is accounted for using the cost recovery method. In accordance with ASC 310-10, a loan is considered impaired when based on current information and events it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. Although these loans met the definition of ASC 310-10, these loans were not considered impaired relative to the Company’s recorded investment since they were acquired at a substantial discount to their unpaid principal balance. A provision for loan losses is recognized when the recorded investment in the loan is in excess of its fair value. The fair value of the loan is determined by using either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral less estimated costs to sell. At November 30, 2011, the Company had a $0.8 million allowance for loan losses against the nonaccrual loans. At November 30, 2010, the Company did not have an allowance for loan losses against the nonaccrual loans as the fair value of the underlying collateral was at least equal to the nonaccrual loans’ carrying value.

The following table represents nonaccrual loans accounted for under ASC 310-10 aggregated by collateral type as of November 30, 2011:

		Recorded Investment
(In thousands)	Unpaid Principal Balance	With Allowance	Without Allowance	Total Recorded Investment
Land	$75,557	—	24,692	24,692
Single family homes	55,377	1,956	13,235	15,191
Commercial properties	48,293	2,660	24,434	27,094
Multi-family homes	16,750	—	6,735	6,735
Other	405	—	—	—

Loans receivable	$196,382	4,616	69,096	73,712

The average recorded investment in impaired loans totaled approximately $163 million for the year ended November 30, 2011.

The loans receivable portfolios consist of loans acquired at a discount. Based on the nature of these loans, the portfolios are managed by assessing the risks related to the likelihood of collection of payments from borrowers and guarantors, as well as monitoring the value of the underlying collateral. The following are the risk categories for the loans receivable portfolios:

Accrual — Loans in which forecasted cash flows under the loan agreement, as it might be modified from time to time, can be reasonably estimated at the date of acquisition. The risk associated with loans in this category relates to the possible default by the borrower with respect to principal and interest payments and the possible decline in value of the underlying collateral and thus, both could cause a decline in the forecasted cash flows used to determine accretable yield income and the recognition of an impairment through an allowance for loan losses.

Nonaccrual — Loans in which forecasted principal and interest could not be reasonably estimated at the date of acquisition. Although the Company believes the recorded investment balance will ultimately be realized, the risk of nonaccrual loans relates to a decline in the value of the collateral securing the outstanding obligation and the recognition of an impairment through an allowance for loan losses if the recorded investment in the loan exceeds the fair value of the collateral less estimated cost to sell. As of November 30, 2011, the Company had a $0.8 million allowance on these loans. During the year ended November 30, 2011, the Company recorded $13.8 million of provision for loan losses offset by charge-offs of $13.0 million upon foreclosure of the loans.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Risk categories as of November 30, 2011 were as follows:

(In thousands)	Accrual	Nonaccrual	Total
Land	$323,542	24,692	348,234
Single family homes	137,074	15,191	152,265
Commercial properties	145,705	27,094	172,799
Multi-family homes	21,373	6,735	28,108
Other	11,948	—	11,948

Loans receivable	$639,642	73,712	713,354

In order to assess the risk associated with each risk category, the Rialto segment evaluates the forecasted cash flows and the value of the underlying collateral securing loans receivable on a quarterly basis or when an event occurs that suggests a decline in the collaterals’ fair value.

Real Estate Owned

The acquisition of properties acquired through, or in lieu of, loan foreclosure are reported within the consolidated balance sheets as real estate owned (“REO”) held-and-used, net and REO held-for-sale. When a property is determined to be held-and-used, the asset is recorded at fair value and depreciated over its useful life using the straight line method. When certain criteria set forth in ASC Topic 360, Property, Plant and Equipment, are met; the property is classified as held-for-sale. When a real estate asset is classified as held-for-sale, the property is recorded at the lower of its cost basis or fair value less estimated costs to sell. The fair values of REO held-for-sale are determined in part by placing reliance on third party appraisals of the properties and/or internally prepared analyses of recent offers or prices on comparable properties in the proximate vicinity.

The following tables present the activity in REO for the years ended November 30, 2011 and 2010:

	November 30,
(In thousands)	2011	2010
REO - held-for-sale, beginning of period	$250,286	—
Additions	452,943	263,041
Improvements	20,623	1,257
Sales	(84,999)	(14,012)
Impairments	(1,545)	—
Transfers to held-and-used, net (1)	(489,705)	—
Transfers to Lennar Homebuilding	(3,926)	—

REO - held-for-sale, end of period	$143,677	250,286

	000000000	000000000
	November 30,
(In thousands)	2011	2010
REO - held-and-used, net, beginning of period	$7,818	—
Additions	93,650	7,818
Impairments	(6,612)	—
Depreciation	(2,450)	—
Transfers from held-for-sale (1)	489,705	—

REO - held-and-used, net, end of period	$582,111	7,818

(1)	During the year ended November 30, 2011, the Rialto segment transferred certain properties to REO held-and-used, net from REO held-for-sale as a result of changes made in the disposition strategy of the real estate assets. The Rialto segment plans to hold these properties longer term and dispose of them when market conditions improve.

For the years ended November 30, 2011 and 2010, the Company recorded approximately $85.0 million and $21.0 million, respectively, of gains primarily from acquisitions of real estate through foreclosure. These gains are recorded in Rialto Investments other income, net.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments

In November 2010, the Rialto segment invested in approximately $43 million of non-investment grade commercial mortgage-backed securities (“CMBS”) for $19.4 million, representing a 55% discount to par value. These securities bear interest at a coupon rate of 4% and have a stated and assumed final distribution date of November 2020 and a stated maturity date of October 2057. The Rialto segment reviews changes in estimated cash flows periodically, to determine if other-than-temporary impairment has occurred on its investment securities. Based on the Rialto segment’s assessment, no impairment charges were recorded during the years ended November 30, 2011 and 2010. During the year ended November 30, 2011, the Rialto segment sold a portion of its CMBS for $11.1 million, resulting in a gain on sale of CMBS of $4.7 million. The carrying value of the investment securities at November 30, 2011 and 2010 was $14.1 million and $19.5 million, respectively. The Rialto segment classified these securities has held-to-maturity based on its intent and ability to hold the securities until maturity.

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

In addition to the acquisition and management of the FDIC and Bank portfolios, an affiliate in the Rialto segment is a sub-advisor to the AllianceBernstein L.P. (“AB”) fund formed under the Federal government’s Public-Private Investment Program (“PPIP”) to purchase real estate related securities from banks and other financial institutions. The sub-advisor receives management fees for sub-advisory services. The Company committed to invest $75 million of the total equity commitments of approximately $1.2 billion made by private investors in this fund, and the U.S. Treasury has committed to a matching amount of approximately $1.2 billion of equity in the fund, as well as agreed to extend up to approximately $2.3 billion of debt financing. During the years ended November 30, 2011 and 2010, the Company invested $3.7 million and $63.8 million, respectively, in the AB PPIP fund. As of November 30, 2011 and 2010, the carrying value of the Company’s investment in the AB PPIP fund was $65.2 million and $77.3 million.

Another subsidiary in the Rialto segment also has approximately a 5% investment in a service and infrastructure provider to the residential home loan market (the “Servicer Provider”), which provides services to the consolidated LLCs, among others. As of November 30, 2011 and 2010, the carrying value of the Company’s investment in the Servicer Provider was $8.8 million and $7.3 million, respectively.

Additionally, in November 2010, the Rialto segment completed its first closing of a real estate investment fund (the “Fund”) with initial equity commitments of approximately $300 million (including $75 million committed by the Company). The Fund’s objective during its three-year investment period is to invest in distressed real estate assets and other related investments that fit within the Fund’s investment parameters. During the year ended November 30, 2011, the Company contributed $60.6 million of which $13.4 million was distributed back to the Company as a return of excess capital contributions as a result of new investors in the Fund. Total investor contributions to the Fund for the year ended November 30, 2011 were $387.8 million. During the year ended November 30, 2011, the Fund acquired distressed real estate asset portfolios and invested in CMBS at a discount to par value. As of November 30, 2011, the carrying value of the Company’s investment in the Fund was $50.1 million. As of November 30, 2011, the equity commitments of the Fund were $700 million (including the $75 million committed by the Company). Since the Fund’s inception, the Company’s share of earnings as of November 30, 2011 was $2.9 million.

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

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Having concluded that the Fund is a voting interest entity, the Company evaluated the Fund under the voting interest entity model to determine whether, as general partner, it has control over the Fund. The Company determined that it does not control the Fund as its general partner, because the unaffiliated limited partners have substantial kick-out rights and can remove Rialto as general partner at any time for cause or without cause through a simple majority vote of the limited partners. In addition, there are no significant barriers to the exercise of these rights. As a result of determining that the Company does not control the Fund under the voting interest entity model, the Fund is not consolidated in the Company’s financial statements as of November 30, 2011.

Summarized condensed financial information on a combined 100% basis related to Rialto’s investments in unconsolidated entities that are accounted for by the equity method was as follows:

Balance Sheets
	November 30,
(In thousands)	2011	2010
Assets:
Cash and cash equivalents	$60,936	42,793
Loans receivable	274,213	—
Real estate owned	47,204	—
Investment securities	4,336,418	4,341,226
Other assets	171,196	181,600

	$4,889,967	4,565,619

Liabilities and equity:
Accounts payable and other liabilities	$320,353	110,921
Notes payable	40,877	—
Partner loans	137,820	137,820
Debt due to the U.S. Treasury	2,044,950	1,955,000
Equity	2,345,967	2,361,878

	$4,889,967	4,565,619

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statements of Operations
	Years Ended November 30,
(In thousands)	2011	2010	2009
Revenues	$470,282	357,330	58,464
Costs and expenses	183,326	209,103	89,570
Other income (expense), net (1)	(614,014)	311,468	—

Net earnings (loss) of unconsolidated entities (2)	$(327,058)	459,695	(31,106)

Rialto Investments equity in earnings (loss) from unconsolidated entities	$(7,914)	15,363	—

(1)	Other income (expense), net for the years ended November 30, 2011 and 2010 includes the AB PPIP Fund’s mark-to-market unrealized gains and losses, of which the Rialto Investments segment’s portion is a small percentage.
(2)	Amounts included for the year ended November 30, 2009 relate only to the Service Provider because the Company did not invest in the AB PPIP fund until December 2009.

9.	Income Taxes

The benefit (provision) for income taxes consisted of the following:

	Years Ended November 30,
(In thousands)	2011	2010	2009

Current:
Federal	$(5,897)	13,286	327,131
State	20,467	12,448	(12,786)

	$14,570	25,734	314,345

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant temporary differences that give rise to the net deferred tax asset are as follows:

	November 30,
(In thousands)	2011	2010
Deferred tax assets:
Inventory valuation adjustments	$96,665	131,508
Reserves and accruals	96,071	109,357
Net operating loss carryforward	461,700	401,529
Capitalized expenses	56,877	42,388
Investments in unconsolidated entities	—	5,819
Other assets	40,726	32,519

Total deferred tax assets	752,039	723,120
Valuation allowance	$(576,890)	(609,463)

Total deferred tax assets after valuation allowance	175,149	113,657

Deferred tax liabilities:
Capitalized expenses	88,979	45,425
Convertible debt basis difference	21,306	26,331
Rialto investments	16,411	12,815
Investments in unconsolidated entities	13,974	—
Prepaid expenses	1,797	6,214
Other	32,682	22,872

Total deferred tax liabilities	175,149	113,657

Net deferred tax assets	$—	—

As a result of the valuation allowance recorded against the Company’s net deferred tax assets, at November 30, 2011 and 2010, the Company did not have net deferred tax assets.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

At November 30, 2011, the Company continued its evaluation of whether the valuation allowance against its deferred tax assets was still needed. Although the Company’s performance and current positioning is bringing it closer to a conclusion that a valuation allowance is no longer needed, further evidence of a market recovery is needed to reverse the Company’s valuation allowance against its deferred tax assets.

Therefore, based upon an evaluation of all available positive and negative evidence, the Company concluded it still needed a valuation allowance against its deferred tax assets of $576.9 million and $609.5 million, respectively, at November 30, 2011 and 2010. During the year ended November 30, 2011, the Company recorded a reversal of the deferred tax asset valuation allowance of $32.6 million primarily due to net earnings generated during the year. During the year ended November 30, 2010, the Company recorded a reversal of the deferred tax asset valuation allowance of $37.9 million primarily due to the recording of a deferred tax liability from the issuance of 2.75% convertible senior notes due 2020, and the net earnings generated during the year. The reversal of the deferred tax asset valuation allowance related to the issuance of the 2.75% Convertible Senior Notes was recorded as an adjustment to additional paid-in capital. In future periods, the allowance could be reduced if sufficient positive evidence is present indicating that it is more likely than not that a portion or all of our deferred tax assets will be realized.

At November 30, 2011, the Company had tax effected federal and state net operating loss carryforwards totaling $461.7 million. Federal net operating loss carryforwards may be carried forward up to 20 years to offset future taxable income and begin to expire in 2025. State net operating losses may be carried forward from 5 to 20 years, depending on the tax jurisdiction, with losses expiring between 2012 and 2032.

A reconciliation of the statutory rate and the effective tax rate was as follows:

	Percentage of Pretax Income (Loss)
	2011	2010	2009
Statutory rate	35.00%	35.00%	35.00%
State income taxes, net of federal income tax benefit	3.11	2.43	2.32
Nondeductible compensation	2.86	4.79	(0.30)
Tax reserves and interest expense	0.08	(50.91)	(4.97)
Deferred tax asset valuation reversal (allowance)	(49.22)	(28.50)	11.25
Tax credits	(9.44)	—	—
Other	(1.16)	0.18	(0.33)

Effective rate	(18.77%)	(37.01%)	42.97%

The following table summarizes the changes in gross unrecognized tax benefits:

	Years Ended November 30,
(In thousands)	2011	2010	2009
Gross unrecognized tax benefits, beginning of year	$46,044	77,211	100,168
Increases due to settlements with taxing authorities	9,470	—	—
Decreases due to settlements with taxing authorities	(23,942)	(31,167)	(57,022)
Increases due to change in state tax laws	5,167	—	—
Increases of prior year items	—	—	36,061
Decreases due to statute expirations	—	—	(1,996)

Gross unrecognized tax benefits, end of year	$36,739	46,044	77,211

If the Company were to recognize the $36.7 million of gross unrecognized tax benefits, $22.2 million would affect the Company’s effective tax rate. The Company expects the total amount of unrecognized tax benefits to decrease by $26.7 million within twelve months as a result of settlements with various taxing authorities and the expiration of certain statutes of limitations.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the year ended November 30, 2011, the Company’s gross unrecognized tax benefits increased by $14.6 million related to a settlement for certain losses carried back to prior years as well as retroactive changes in certain state tax laws. There was also a decrease to the Company’s gross unrecognized tax benefits of $23.9 million as a result of the settlement of certain state tax nexus issues. This resulted in a net decrease of gross unrecognized tax benefits of $9.3 million and a decrease in the Company’s effective tax rate from (13.32%) to (18.77%).

At November 30, 2011 and 2010, the Company had $20.0 million and $28.2 million, respectively, accrued for interest and penalties, of which $6.4 million and $2.7 million, respectively, were recorded during the years ended November 30, 2011 and 2010. During the year ended November 30, 2011, the accrual for interest and penalties of $6.4 million was a result of a settlement for certain losses carried back to prior years as well as retroactive changes in certain state tax laws. The accrual for interest and penalties was also reduced by $14.6 million, primarily as a result of the settlement of certain state tax nexus issues.

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

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net earnings (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

All outstanding nonvested shares that contain non-forfeitable rights to dividends or dividend equivalents that participate in undistributed earnings with common stock are considered participating securities and are included in computing earnings per share pursuant to the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and participation rights in undistributed earnings. The Company’s restricted common stock (“nonvested shares”) are considered participating securities. For the year ended November 30, 2009, the nonvested shares were excluded from the calculation of the denominator for diluted loss per share because including them would be anti-dilutive due to the Company’s net loss during those periods. Basic and diluted earnings (loss) per share were calculated as follows:

	Years Ended November 30,
(In thousands, except per share amounts)	2011	2010	2009
Numerator:
Net earnings (loss) attributable to Lennar	$92,199	95,261	(417,147)
Less: distributed earnings allocated to nonvested shares	380	310	197
Less: undistributed earnings allocated to nonvested shares	816	735	—

Numerator for basic earnings (loss) per share	91,003	94,216	(417,344)

Plus: interest on 2.00% convertible senior notes due 2020	3,485	1,994	—
Plus: undistributed earnings allocated to convertible shares	816	735	—
Less: undistributed earnings reallocated to convertible shares	815	734	—

Numerator for diluted earnings (loss) per share	$94,489	96,211	(417,344)

Denominator:
Denominator for basic earnings (loss) per share - weighted average common shares outstanding	184,541	182,960	170,537
Effect of dilutive securities:
Shared based payments	558	161	—
2.00% convertible senior notes due 2020	10,005	5,736	—
3.25% convertible senior notes due 2021	81	—	—

Denominator for diluted earnings (loss) per share - weighted average common shares outstanding	195,185	188,857	170,537

Basic earnings (loss) per share	$0.49	0.51	(2.45)

Diluted earnings (loss) per share	$0.48	0.51	(2.45)

Options to purchase 1.2 million shares, 4.0 million shares and 7.5 million shares, respectively, in total of Class A and Class B common stock were outstanding and anti-dilutive for the years ended November 30, 2011, 2010 and 2009.

11.	Comprehensive Income (Loss)

Comprehensive income (loss) attributable to Lennar represents changes in stockholders’ equity from non-owner sources. For the years ended November 30, 2011, 2010 and 2009, comprehensive income (loss) attributable to Lennar was the same as net earnings (loss) attributable to Lennar. Comprehensive income (loss) attributable to noncontrolling interests for the years ended November 30, 2011, 2010 and 2009 was the same as the net earnings (loss) attributable to noncontrolling interests. There was no accumulated other comprehensive income at November 30, 2011 and 2010.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	Capital Stock

Preferred Stock

The Company is authorized to issue 500,000 shares of preferred stock with a par value of $10 per share and 100 million shares of participating preferred stock with a par value of $0.10 per share. No shares of preferred stock or participating preferred stock have been issued as of November 30, 2011.

Common Stock

During all the years ended November 30, 2011, 2010 and 2009, the Company’s Class A and Class B common stockholders received a per share annual dividend of $0.16. The only significant difference between the Class A common stock and Class B common stock is that Class A common stock entitles holders to one vote per share and the Class B common stock entitles holders to ten votes per share.

As of November 30, 2011, Stuart A. Miller, the Company’s Chief Executive Officer and a Director, directly owned, or controlled through family-owned entities, shares of Class A and Class B common stock, which represented approximately 46% voting power of the Company’s stock.

The Company has a stock repurchase program which permits the purchase of up to 20 million shares of its outstanding common stock. During the years ended November 30, 2011, 2010 and 2009, there were no share repurchases of common stock under the stock repurchase program. As of November 30, 2011, 6.2 million shares of common stock can be repurchased in the future under the program.

During the years ended November 30, 2011 and November 30, 2010, treasury stock increased by 0.3 million Class A common shares and 0.1 million Class A common shares, respectively, due to activity related to the Company’s equity compensation plan and forfeitures of restricted stock.

In April 2009, the Company entered into distribution agreements with J.P Morgan Securities, Inc., Citigroup Global Markets Inc., Merril Lynch, Pierce, Fenner & Smith Incorporated and Deutsche Bank Securities Inc., relating to an offering of its Class A common stock into the market from time to time for an aggregate of up to $275 million. As of November 30, 2009, the Company had sold a total of 21.0 million shares of its Class A common stock under the equity offering for gross proceeds of $225.5 million, or an average of $10.76 per share. After compensation to the distributors of $4.5 million, the Company received net proceeds of $221.0 million. The Company used the proceeds from the offering for general corporate purposes. There was no activity related to these distribution agreements during both the years ended November 30, 2011 and 2010.

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

401(k) Plan

Under the Company’s 401(k) Plan (the “Plan”), contributions made by associates can be invested in a variety of mutual funds or proprietary funds provided by the Plan trustee. The Company may also make contributions for the benefit of associates. The Company records as compensation expense its contribution to the Plan. This amount was $5.0 million in 2011, $4.5 million in 2010 and $5.2 million in 2009.

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

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash flows resulting from tax benefits related to tax deductions in excess of the compensation expense recognized for those options (excess tax benefits) are classified as financing cash flows. For the years ended November 30, 2011 and 2010, there was an immaterial amount of excess tax benefits from share-based awards. For the year ended November 30, 2009, the Company did not have any excess tax benefits from shared-based awards.

Compensation expense related to the Company’s share-based awards was as follows:

	Years ended November 30,
(In thousands)	2011	2010	2009
Stock options	$4,382	5,985	10,291
Nonvested shares	19,665	22,090	20,101

Total compensation expense for share-based awards	$24,047	28,075	30,392

Cash received from stock options exercised during the years ended November 30, 2011, 2010 and 2009 was $6.2 million, $2.0 million, and $0.3 million, respectively. The tax deductions related to stock options exercised during the years ended November 30, 2011 and 2010 were $0.8 million and $0.2 million, respectively. There were no material tax deductions related to stock options exercised during the year ended November 30, 2009.

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

The fair value of these options was determined at the date of the grant using the Black-Scholes option-pricing model. The significant weighted average assumptions for the years ended November 30, 2011, 2010 and 2009 were as follows:

	2011	2010	2009
Dividends yield	0.9%	0.9% - 1.1%	1.7% - 1.8%
Volatility rate	46.7%	80% - 112%	73% - 121%
Risk-free interest rate	0.6%	0.2% - 0.6%	0.7% - 2.8%
Expected option life (years)	1.5	1.5	2.0 - 5.0

A summary of the Company’s stock option activity for the year ended November 30, 2011 was as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (In thousands)
Outstanding at November 30, 2010	5,266,210	$25.72
Grants	20,000	$18.19
Forfeited or expired	(992,980)	$58.84
Exercises	(431,944)	$14.41

Outstanding at November 30, 2011	3,861,286	$18.43	1.4 years	$15,826

Vested and expected to vest in the future at November 30, 2011	3,816,780	$18.48	1.4 years	$15,609

Exercisable at November 30, 2011	2,985,161	$19.86	1.4 years	$11,558

Available for grant at November 30, 2011	3,081,642

The weighted average fair value of options granted during the years ended November 30, 2011, 2010 and 2009 was $4.01, $8.66 and $4.74, respectively. The total intrinsic value of options exercised during the years ended November 30, 2011 and 2010 was $2.1 million and $0.6 million, respectively. The total intrinsic value of options exercised during the year ended November 30, 2009 was not material.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of nonvested shares is determined based on the trading price of the Company’s common stock on the grant date. The weighted average fair value of nonvested shares granted during the years ended November 30, 2011, 2010 and 2009 was $18.40, $15.21 and $12.63, respectively. A summary of the Company’s nonvested shares activity for the year ended November 30, 2011 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested restricted shares at November 30, 2010	2,708,897	$13.79
Grants	1,669,945	$18.40
Vested	(1,388,717)	$13.58
Forfeited	(26,375)	$13.63

Nonvested restricted shares at November 30, 2011	2,963,750	$16.48

At November 30, 2011, there was $47.8 million of unrecognized compensation expense related to unvested share-based awards granted under the Company’s share-based payment plans, of which $2.3 million relates to stock options and $45.5 million relates to nonvested shares. The unrecognized expense related to nonvested shares is expected to be recognized over a weighted-average period of 2.8 years. During the years ended November 30, 2011, 2010 and 2009, 1.4 million nonvested shares, 1.3 million nonvested shares and 1.2 million nonvested shares, respectively, vested. For the years ended November 30, 2011, 2010 and 2009, there was no tax provision related to nonvested share activity because the Company has recorded a full valuation allowance against its deferred tax assets.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.	Financial Instruments

The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at November 30, 2011 and 2010, using available market information and what the Company believes to be appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies might have a material effect on the estimated fair value amounts. The table excludes cash and cash equivalents, restricted cash, defeasance cash to retire notes payable, receivables, net, and accounts payable, which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments.

	November 30,
	2011		2010
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
ASSETS
Rialto Investments:
Loans receivable	$713,354	749,382	1,219,314	1,411,731
Investments held-to-maturity	$14,096	13,996	19,537	19,537
Lennar Financial Services:
Loans held-for-investment, net	$24,262	22,736	21,768	23,083
Investments held-to-maturity	$48,860	47,651	3,165	3,177
LIABILITIES
Lennar Homebuilding:
Senior notes and other debts payable	$3,362,759	3,491,212	3,128,154	3,153,106
Rialto Investments:
Notes payable	$765,541	729,943	752,302	719,703
Lennar Financial Services:
Notes and other debts payable	$410,134	410,134	271,678	271,678

The following methods and assumptions are used by the Company in estimating fair values:

Lennar Homebuilding—For senior notes and other debts payable, the fair value of fixed-rate borrowings is based on quoted market prices and the fair value of variable-rate borrowings is based on expected future cash flows calculated using current market forward rates.

Rialto Investments—The fair value for loans receivable is based on discounted cash flows estimated as of November 30, 2011 and 2010, or the fair value of the collateral less estimated cost to sell. The fair value for investments held-to-maturity is based on discounted cash flows estimated as of November 30, 2011. The fair value for investments held-to-maturity as of November 30, 2010 approximated the carrying value as the investments were acquired just prior to November 30, 2010. For notes payable, the fair value of the zero percent notes guaranteed by the FDIC was calculated based on a 5-year treasury yield as of November 30, 2011 and 2010, respectively, and the fair value of other notes payable was calculated based on discounted cash flows using the Company’s weighted average borrowing rate.

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

Fair Value Measurements

GAAP provides a framework for measuring fair value, expands disclosures about fair value measurements and establishes a fair value hierarchy which prioritizes the inputs used in measuring fair value summarized as follows:

Level 1	Fair value determined based on quoted prices in active markets for identical assets.

Level 2	Fair value determined using significant other observable inputs.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Level 3	Fair value determined using significant unobservable inputs.

The Company’s financial instruments measured at fair value on a recurring basis are summarized below:

Financial Instruments	Fair Value Hierarchy	Fair Value at November 30, 2011	Fair Value at November 30, 2010
(In thousands)
Lennar Financial Services:
Loans held-for-sale (1)	Level 2	$303,780	245,404
Mortgage loan commitments	Level 2	$4,192	1,449
Forward contracts	Level 2	$(1,404)	2,905
Lennar Homebuilding:
Investments available-for-sale	Level 3	$42,892	—

(1)	The aggregate fair value of loans held-for-sale of $303.8 million at November 30, 2011 exceeds their aggregate principal balance of $292.2 million by $11.6 million. The aggregate fair value of loans held-for-sale of $245.4 million at November 30, 2010 exceeds their aggregate principal balance of $240.8 million by $4.6 million.

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

Loans held-for-sale— Fair value is based on independent quoted market prices, where available, or the prices for other mortgage whole loans with similar characteristics. Management believes carrying loans held-for-sale at fair value improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivatives instruments used to economically hedge them without having to apply complex hedge accounting provisions. In addition, the Company recognizes the fair value of its rights to service a mortgage loan as revenue upon entering into an interest rate lock loan commitment with a borrower. The fair value of these servicing rights is included in the Lennar Financial Services’ loans held-for-sale as of November 30, 2011 and 2010. Fair value of the servicing rights is determined based on value in the servicing sales contracts.

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

Investments available-for-sale— These investments were acquired close to November 30, 2011. There is no change in their fair value from the time of acquisition, as fair value approximates their carrying value as of November 30, 2011.

Gains and losses of financial instruments measured at fair value from initial measurement and subsequent changes in fair value are recognized in the Lennar Financial Services segment’s operating earnings. The changes in fair values that are included in operating earnings are shown, by financial instrument and financial statement line item, below:

	Years Ended November 30,
(In thousands)	2011	2010	2009
Changes in fair value included in Lennar Financial Services revenues:
Loans held-for-sale	$2,743	(2,607)	2,264
Mortgage loan commitments	$6,954	(3,251)	318
Forward contracts	$(4,309)	6,463	2,903

Interest income on loans held-for-sale measured at fair value is calculated based on the interest rate of the loan and recorded in interest income in the Lennar Financial Services’ statement of operations.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Lennar Financial Services segment uses mandatory mortgage-backed securities (“MBS”) forward commitments, option contracts and investor commitments to hedge its mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments, option contracts and loan sales transactions is managed by limiting the Company’s counterparties to investment banks, federally regulated bank affiliates and other investors meeting the Company’s credit standards. The segment’s risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At November 30, 2011, the segment had open commitments amounting to $379.8 million to sell MBS with varying settlement dates through February 2012.

The Company’s assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded valuation adjustments and write-offs and Rialto Investments real estate owned assets. The fair value included in the tables below represent only those assets whose carrying value were adjusted to fair value during the respective years disclosed. The assets measured at fair value on a nonrecurring basis are summarized below:

Non-financial assets	Fair Value Hierarchy	Fair Value Year Ended November 30, 2011	Total Gains (Losses) (1)
(In thousands)
Lennar Homebuilding:
Finished homes and construction in progress (2)	Level 3	$48,115	(32,953)
Land and land under development (3)	Level 3	$2,368	(2,773)
Investments in unconsolidated entities (4)	Level 3	$42,855	(10,489)
Rialto Investments:
Real estate owned (5)	Level 3	$538,436	70,779

(1)	Represents total losses due to valuation adjustments or gains (losses) from acquisition of real estate through foreclosure recorded during the year ended November 30, 2011.
(2)	Finished homes and construction in progress with an aggregate carrying value of $81.1 million were written down to their fair value of $48.1 million, resulting in valuation adjustments of $33.0 million, which were included in Lennar Homebuilding costs and expenses in the Company’s statement of operations for the year ended November 30, 2011.
(3)	Land under development with an aggregate carrying value of $5.2 million were written down to their fair value of $2.4 million, resulting in valuation adjustments of $2.8 million, which were included in Lennar Homebuilding costs and expenses in the Company’s statement of operations for the year ended November 30, 2011.
(4)	For the year ended November 30, 2011, Lennar Homebuilding investments in unconsolidated entities with an aggregate carrying value of $53.4 million were written down to their fair value of $42.9 million, resulting in valuation adjustments of $10.5 million, which were included in Lennar Homebuilding other income, net in the Company’s statement of operations for the year ended November 30, 2011.
(5)	Real estate owned assets are initially recorded at fair value less estimated costs to sell at the time of acquisition through, or in lieu of, loan foreclosure if held-for-sale or at fair value if held-and-used. Upon acquisition, the real estate owned assets had a carrying value of $467.7 million and a fair value of $538.4 million. The gains upon acquisition of REO were $70.8 million, net of $8.1 million of REO impairments, and are included within Rialto Investments other income, net in the Company’s statement of operations for the year ended November 30, 2011.

Non-financial assets	Fair Value Hierarchy	Fair Value Year Ended November 30, 2010	Total Gains (Losses) (1)
(In thousands)
Lennar Homebuilding:
Finished homes and construction in progress (2)	Level 3	$88,049	(41,057)
Land and land under development (3)	Level 3	$10,807	(5,639)
Investments in unconsolidated entities (4)	Level 3	$(1,383)	(1,735)
Rialto Investments:
Real estate owned (5)	Level 3	$204,049	18,089

(1)	Represents total losses due to valuation adjustments or gains from acquisition of real estate through foreclosure recorded during the year ended November 30, 2010.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	Finished homes and construction in progress with an aggregate carrying value of $129.1 million were written down to their fair value of $88.0 million, resulting in valuation adjustments of $41.1 million, which were included in Lennar Homebuilding costs and expenses in the Company’s statement of operations for the year ended November 30, 2010.
(3)	Land under development with an aggregate carrying value of $16.2 million were written down to their fair value of $10.8 million, resulting in valuation adjustments of $5.4 million, which were included in Lennar Homebuilding costs and expenses in the Company’s statement of operations for the year ended November 30, 2010.
(4)	Lennar Homebuilding investments in unconsolidated entities with an aggregate carrying value of $0.4 million were written down to their fair value of ($1.4) million, which represents the Company’s obligation for guarantees related to debt of certain unconsolidated entities recorded as a liability during the year ended November 30, 2010. The valuation charges were included in other income, net in the Company’s statement of operations for the year ended November 30, 2010.
(5)	Real estate owned assets are initially recorded at fair value less estimated costs to sell at the time of acquisition through, or in lieu of, loan foreclosure if held-for-sale or at fair value if held-and-used. Upon acquisition, the real estate owned assets had a carrying value of $186.0 million and a fair value of $204.1 million. The gains upon acquisition of REO were $18.1 million and are included within Rialto Investments other income, net in the Company’s statement of operations for the year ended November 30, 2010.

Non-financial assets	Fair Value Hierarchy	Fair Value Year Ended November 30, 2009	Total Gains (Losses) (1)
(In thousands)
Lennar Homebuilding:
Finished homes and construction in progress (2)	Level 3	$288,002	(143,920)
Land and land under development (3)	Level 3	$59,952	(39,802)
Investments in unconsolidated entities (4)	Level 3	$(35,471)	(88,972)

(1)	Represents total losses due to valuation adjustments or gains from acquisition of real estate through foreclosure recorded during the year ended November 30, 2009.
(2)	Finished homes and construction in progress with an aggregate carrying value of $431.9 million were written down to their fair value of $288.0 million, resulting in valuation adjustments of $143.9 million, which were included in Lennar Homebuilding costs and expenses in the Company’s statement of operations for the year ended November 30, 2009.
(3)	Land under development with an aggregate carrying value of $99.8 million were written down to their fair value of $60.0 million, resulting in valuation adjustments of $39.8 million, which were included in Lennar Homebuilding costs and expenses in the Company’s statement of operations for the year ended November 30, 2009.
(4)	Lennar Homebuilding investments in unconsolidated entities with an aggregate carrying value of $19.8 million were written down to their fair value of ($39.4) million, which represents the Company’s obligation for guarantees related to debt of certain unconsolidated entities recorded as a liability during the year ended November 30, 2009. In addition, investments in unconsolidated entities with an aggregate carrying value of $33.7 million were written down to their fair value of $3.9 million. The valuation charges were included in other income, net in the Company’s statement of operations for the year ended November 30, 2009.

See Note 1 for a detailed description of the Company’s process for identifying and recording valuation adjustments related to Lennar Homebuilding inventory, Lennar Homebuilding investments in unconsolidated entities and Rialto Investments real estate owned assets.

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

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company evaluated the joint venture agreements of its joint ventures that had reconsideration events during the year ended November 30, 2011. Based on the Company’s evaluation, it consolidated entities within its Lennar Homebuilding segment during the year ended November 30, 2011 that at November 30, 2011 had total combined assets and liabilities of $55.2 million and $24.8 million, respectively. During the year ended November 30, 2011, there were no VIEs that deconsolidated.

At November 30, 2011 and November 30, 2010, the Company’s recorded investments in Lennar Homebuilding unconsolidated entities were $545.8 million and $626.2 million, respectively, and the Rialto Investments segment’s investments in unconsolidated entities as of November 30, 2011 and November 30, 2010 were $124.7 million and $84.5 million, respectively.

Consolidated VIEs

As of November 30, 2011, the carrying amount of the VIEs’ assets and non-recourse liabilities that consolidated were $2,317.4 million and $902.3 million, respectively. Those assets are owned by, and those liabilities are obligations of, the VIEs, not the Company.

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

Unconsolidated VIEs

At November 30, 2011 and November 30, 2010, the Company’s recorded investments in VIEs that are unconsolidated and its estimated maximum exposure to loss were as follows:

November 30, 2011
(In thousands)	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss
Lennar Homebuilding (1)	$94,517	123,038
Rialto Investments (2)	88,076	95,576

	$182,593	218,614

November 30, 2010
(In thousands)	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss
Lennar Homebuilding (1)	$144,809	174,967
Rialto Investments (2)	104,063	117,631

	$248,872	292,598

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	At November 30, 2011 and 2010, the maximum exposure to loss of Lennar Homebuilding’s investments in unconsolidated VIEs is limited to its investments in the unconsolidated VIEs in addition to $28.3 million and $30.0 million, respectively, of recourse debt of one of the unconsolidated VIEs at November 30, 2011 and 2010, which is included in the Company’s maximum recourse related to Lennar Homebuilding unconsolidated entities.
(2)	For Rialto’s investments in unconsolidated VIEs, the Company made a $75 million commitment to fund capital in the AB PPIP fund. As of November 30, 2011 and 2010, the Company had contributed $67.5 million and $63.8 million, respectively, of the $75 million commitment and it cannot walk away from its remaining commitment to fund capital. Therefore, as of November 30, 2011 and 2010, the maximum exposure to loss for Rialto’s unconsolidated VIEs was higher than the carrying amount of its investments. In addition, at November 30, 2011 and 2010, investments in unconsolidated VIEs and Lennar’s maximum exposure to loss include $14.1 million and $19.5 million, respectively, related to Rialto’s investments held-to-maturity.

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

The Company and other partners do not generally have an obligation to make capital contributions to the VIEs, except for the Company’s $7.5 million remaining commitment to the AB PPIP fund as of November 30, 2011 and $28.3 million of recourse debt of one of the Lennar Homebuilding unconsolidated VIEs. The Company and the other partners did not guarantee any debt of these unconsolidated VIEs. There are no liquidity arrangements or agreements to fund capital or purchase assets that could require the Company to provide financial support to the VIEs. While the Company has option contracts to purchase land from certain of its unconsolidated VIEs, the Company is not required to purchase the assets and could walk away from the contracts.

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

When the Company does not intend to exercise an option, it writes off any unapplied deposit and pre-acquisition costs associated with the option contract. For the years ended November 30, 2011, 2010 and 2009, the Company wrote-off $1.8 million, $3.1 million and $84.4 million, respectively, of option deposits and pre-acquisition costs related to land under option that it does not intend to purchase.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company evaluates all option contracts for land to determine whether they are VIEs and, if so, whether the Company is the primary beneficiary of certain of these option contracts. Although the Company does not have legal title to the optioned land, if the Company is deemed to be the primary beneficiary, it is required to consolidate the land under option at the purchase price of the optioned land. During the year ended November 30, 2011, the effect of consolidation of these option contracts was a net increase of $15.0 million to consolidated inventory not owned with a corresponding increase to liabilities related to consolidated inventory not owned in the accompanying consolidated balance sheet as of November 30, 2011. To reflect the purchase price of the inventory consolidated, the Company reclassified the related option deposits from land under development to consolidated inventory not owned in the accompanying consolidated balance sheet as of November 30, 2011. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and the Company’s cash deposits. The increase to consolidated inventory not owned was offset by the Company exercising its options to acquire land under previously consolidated contracts, resulting in a net decrease in consolidated inventory not owned of $65.7 million for the year ended November 30, 2011.

The Company’s exposure to loss related to its option contracts with third parties and unconsolidated entities consisted of its non-refundable option deposits and pre-acquisition costs totaling $156.8 million and $157.4 million, respectively, at November 30, 2011 and 2010. Additionally, the Company had posted $44.1 million and $48.9 million, respectively, of letters of credit in lieu of cash deposits under certain option contracts as of November 30, 2011 and 2010.

16.	Commitments and Contingent Liabilities

The Company is party to various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, the disposition of these matters will not have a material adverse effect on the Company’s consolidated financial statements.

The Company is subject to the usual obligations associated with entering into contracts (including option contracts) for the purchase, development and sale of real estate, which it does in the routine conduct of its business. Option contracts generally enable the Company to control portions of properties owned by third parties (including land funds) and unconsolidated entities until the Company determines whether to exercise the option. The use of option contracts allows the Company to reduce the financial risks associated with long-term land holdings. At November 30, 2011, the Company had $156.8 million of non-refundable option deposits and pre-acquisition costs related to certain of these homesites, which were included in inventories in the consolidated balance sheet.

The Company has entered into agreements to lease certain office facilities and equipment under operating leases. Future minimum payments under the non-cancelable leases in effect at November 30, 2011 are as follows:

Lease Payments
(In thousands)
2012	$29,994
2013	21,437
2014	17,121
2015	12,841
2016	7,527
Thereafter	12,168

Rental expense for the years ended November 30, 2011, 2010 and 2009 was $40.0 million, $40.9 million and $67.9 million, respectively.

For the year ended November 30, 2009, rental expense included $8.8 million of termination costs related to the abandonment of leases as a result of the Company’s efforts to consolidate its operations in 2009 and reduce costs. For both the years ended November 30, 2011 and 2010, there were no material termination costs related the abandonment of leases.

The Company is committed, under various letters of credit, to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit under these arrangements totaled $267.3 million at November 30, 2011. The Company also had outstanding performance and surety bonds related to site improvements at various projects (including certain projects in the Company’s joint ventures) of $628.1 million. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all development and construction activities are completed. As of November 30, 2011, there were approximately $331.5 million, or 53%, of costs to complete related to these site improvements. The Company does not presently anticipate any draws upon these bonds that would have a material effect on its consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.	Supplemental Financial Information

The indentures governing the principal amounts of the Company’s 5.95% senior notes due 2013, 5.50% senior notes due 2014, 5.60% senior notes due 2015, 6.50% senior notes due 2016, 12.25% senior notes due 2017, 6.95% senior notes due 2018, 2.00% convertible senior notes due 2020, 2.75% convertible senior notes due 2020 and 3.25% convertible senior notes due 2021 require that, if any of the Company’s wholly owned subsidiaries, other than its finance company subsidiaries and foreign subsidiaries, directly or indirectly guarantee at least $75 million principal amount of debt of Lennar Corporation, those subsidiaries must also guarantee Lennar Corporation’s obligations with regard to its senior notes. Until February 2010, the Company had a Credit Facility that required substantially all of the Company’s homebuilding subsidiaries to guarantee Lennar Corporation’s obligations under the Credit Facility, and therefore, those subsidiaries also guaranteed the Company’s obligations with regard to its senior notes. The Company terminated the Credit Facility in February 2010, and because of that, there was a period when there were no guarantors of Lennar’s obligations with regard to its senior notes. However, subsequently, the Company entered into the LC Agreement that is guaranteed by all the Company’s significant homebuilding subsidiaries, but is not guaranteed by the Company’s finance company subsidiaries or by the Rialto segment subsidiaries. The entities referred to as “guarantors” in the following tables are subsidiaries that were guaranteeing the LC Agreement and the $200 million Letter of Credit Facility at November 30, 2011. Supplemental information for the guarantors is as follows:

Consolidating Balance Sheet

November 30, 2011

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Lennar Homebuilding:
Cash and cash equivalents, restricted cash and receivables, net	$871,376	190,483	24,920	—	1,086,779
Inventories	—	3,822,009	538,526	—	4,360,535
Investments in unconsolidated entities	—	502,363	43,397	—	545,760
Other assets	35,722	269,392	219,580	—	524,694
Investments in subsidiaries	3,368,336	611,311	—	(3,979,647)	—

	4,275,434	5,395,558	826,423	(3,979,647)	6,517,768
Rialto Investments	—	—	1,897,148	—	1,897,148
Lennar Financial Services	—	149,842	589,913	—	739,755

Total assets	$4,275,434	5,545,400	3,313,484	(3,979,647)	9,154,671

LIABILITIES AND EQUITY
Lennar Homebuilding:
Accounts payable and other liabilities	$290,337	483,590	29,405	—	803,332
Liabilities related to consolidated inventory not owned	—	326,200	—	—	326,200
Senior notes and other debts payable	2,922,855	215,840	224,064	—	3,362,759
Intercompany	(1,634,226)	1,105,872	528,354	—	—

	1,578,966	2,131,502	781,823	—	4,492,291
Rialto Investments	—	—	796,120	—	796,120
Lennar Financial Services	—	45,562	517,173	—	562,735

Total liabilities	$1,578,966	2,177,064	2,095,116	—	5,851,146
Stockholders’ equity	2,696,468	3,368,336	611,311	(3,979,647)	2,696,468
Noncontrolling interests	—	—	607,057	—	607,057

Total equity	2,696,468	3,368,336	1,218,368	(3,979,647)	3,303,525

Total liabilities and equity	$4,275,434	5,545,400	3,313,484	(3,979,647)	9,154,671

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

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Operations

Year Ended November 30, 2011

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Lennar Homebuilding	$—	2,654,660	20,464	—	2,675,124
Lennar Financial Services	—	138,602	144,674	(27,758)	255,518
Rialto Investments	—	—	164,743	—	164,743

Total revenues	—	2,793,262	329,881	(27,758)	3,095,385

Cost and expenses:
Lennar Homebuilding	—	2,495,101	40,586	(6,864)	2,528,823
Lennar Financial Services	—	141,159	111,881	(18,251)	234,789
Rialto Investments	—	—	132,583	—	132,583
Corporate general and administrative	90,195	—	—	5,061	95,256

Total costs and expenses	90,195	2,636,260	285,050	(20,054)	2,991,451

Lennar Homebuilding equity in loss from unconsolidated entities	—	(62,192)	(524)	—	(62,716)
Lennar Homebuilding other income, net	8,441	116,071	—	(8,403)	116,109
Other interest expense	(16,107)	(90,650)	—	16,107	(90,650)
Rialto Investments equity in loss from unconsolidated entities	—	—	(7,914)	—	(7,914)
Rialto Investments other income, net	—	—	39,211	—	39,211

Earnings (loss) before income taxes	(97,861)	120,231	75,604	—	97,974
Benefit (provision) for income taxes	48,407	(24,516)	(9,321)	—	14,570
Equity in earnings from subsidiaries	141,653	45,938	—	(187,591)	—

Net earnings (including net earnings attributable to noncontrolling interests)	92,199	141,653	66,283	(187,591)	112,544
Less: Net earnings attributable to noncontrolling interests	—	—	20,345	—	20,345

Net earnings attributable to Lennar	$92,199	141,653	45,938	(187,591)	92,199

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

Cost and expenses:
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

Cost and expenses:
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

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows

Year Ended November 30, 2011

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net earnings (including net earnings attributable to noncontrolling interests)	$92,199	141,653	66,283	(187,591)	112,544
Adjustments to reconcile net earnings (including net earnings attributable to noncontrolling interests) to net cash (used in) provided by operating activities	(10,137)	(288,642)	(260,491)	187,591	(371,679)

Net cash (used in) provided by operating activities	82,062	(146,989)	(194,208)	—	(259,135)

Cash flows from investing activities:
Investments in and contributions to Lennar Home building unconsolidated entities, net	—	(62,130)	(5,246)	—	(67,376)
Investments in and contributions to Rialto Investments unconsolidated entities, net	—	—	(50,297)	—	(50,297)
Increase in Rialto Investments defeasance cash to retire notes payable	—	—	(118,077)	—	(118,077)
Receipts of principal payments on Rialto Investments loans receivable	—	—	74,888	—	74,888
Proceeds from sales of Rialto Investments real estate owned	—	—	91,034	—	91,034
Other	(12)	(46,963)	(19,351)	—	(66,326)

Net cash used in investing activities	(12)	(109,093)	(27,049)	—	(136,154)

Cash flows from financing activities:
Net borrowings (repayments) under Lennar Financial Services debt	—	(20)	138,476	—	138,456
Net proceeds from convertible and senior notes	342,562	—	—	—	342,562
Redemption of senior notes	(113,242)	—	—	—	(113,242)
Net repayments on other borrowings	—	(86,185)	(45,675)	—	(131,860)
Exercise of land option contracts from an unconsolidated land investment venture	—	(40,964)	—	—	(40,964)
Net payments related to noncontrolling interests	—	—	(1,315)	—	(1,315)
Common stock:
Issuances	6,751	—	—	—	6,751
Repurchases	(5,724)	—	—	—	(5,724)
Dividends	(29,906)	—	—	—	(29,906)
Intercompany	(489,795)	376,054	113,741	—	—

Net cash provided by (used in) financing activities	(289,354)	248,885	205,227	—	164,758

Net decrease in cash and cash equivalents	(207,304)	(7,197)	(16,030)	—	(230,531)
Cash and cash equivalents at beginning of period	1,071,541	179,215	143,379	—	1,394,135

Cash and cash equivalents at end of period	$864,237	172,018	127,349	—	1,163,604

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows

Year Ended November 30, 2010

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net earnings (including net earnings attributable to noncontrolling interests)	$95,261	133,661	59,802	(168,265)	120,459
Adjustments to reconcile net earnings (including net earnings attributable to noncontrolling interests) to net cash provided by (used in) operating activities	424,475	(338,204)	(100,767)	168,265	153,769

Net cash provided by (used in) operating activities	519,736	(204,543)	(40,965)	—	274,228

Cash flows from investing activities:
Investments in and contributions to Lennar Homebuilding unconsolidated entities, net	—	(176,493)	(3,380)	—	(179,873)
Investments in and contributions to Rialto Investments consolidated and unconsolidated entities, net	(329,369)	—	93,660	—	(235,709)
Acquisitions of Rialto Investments portfolios of distressed real estate assets, net	—	(184,699)	—	—	(184,699)
Increase in Rialto Investments defeasance cash to retire notes payable	—	—	(101,309)	—	(101,309)
Other	(1,003)	(16,861)	46,083	—	28,219

Net cash (used in) provided by investing activities	(330,372)	(378,053)	35,054	—	(673,371)

Cash flows from financing activities:
Net borrowings (repayments) under Lennar Financial Services debt	—	(26)	54,147	—	54,121
Net proceeds from convertible notes	951,408	—	—	—	951,408
Redemption and partial redemption of senior notes	(474,654)	—	—	—	(474,654)
Net repayments on other borrowings	—	(80,076)	(55,753)	—	(135,829)
Exercise of land option contracts from an unconsolidated land investment venture	—	(39,301)	—	—	(39,301)
Net receipts related to noncontrolling interests	—	—	9,240	—	9,240
Common stock:
Issuances	2,238	—	—	—	2,238
Repurchases	(1,806)	—	—	—	(1,806)
Dividends	(29,577)	—	—	—	(29,577)
Intercompany	(788,601)	726,901	61,700	—	—

Net cash provided (used in) by financing activities	(340,992)	607,498	69,334	—	335,840

Net (decrease) increase in cash and cash equivalents	(151,628)	24,902	63,423	—	(63,303)
Cash and cash equivalents at beginning of period	1,223,169	154,313	79,956	—	1,457,438

Cash and cash equivalents at end of period	$1,071,541	179,215	143,379	—	1,394,135

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows

Year Ended November 30, 2009

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net loss (including net loss attributable to noncontrolling interests)	$(417,147)	(341,743)	(12,574)	325,405	(446,059)
Adjustments to reconcile net loss (including net loss attributable to noncontrolling interests) to net cash provided by (used in) operating activities	(203,812)	1,449,961	(53,842)	(325,405)	866,902

Net cash provided by (used in) operating activities	(620,959)	1,108,218	(66,416)	—	420,843

Cash flows from investing activities:
Investments in and contributions to Lennar Homebuilding unconsolidated entities, net	—	(234,169)	(57,832)	—	(292,001)
Investments in and contributions to Rialto Investments unconsolidated entities	(9,874)	—	—	—	(9,874)
Other	726	20,048	5,981	—	26,755

Net cash used in investing activities	(9,148)	(214,121)	(51,851)	—	(275,120)

Cash flows from financing activities:
Net repayments under Lennar Financial Services debt	—	(84)	(8,142)	—	(8,226)
Net proceeds from convertible and senior notes	386,892	—	—	—	386,892
Redemption and partial redemption of senior notes	(335,393)	—	—	—	(335,393)
Net repayments on other borrowings	—	(16,715)	(74,768)	—	(91,483)
Exercise of land option contracts from an unconsolidated land investment venture	—	(33,656)	—	—	(33,656)
Net receipts related to noncontrolling interests	—	—	(2,124)	—	(2,124)
Common stock:
Issuances	221,437	—	—	—	221,437
Repurchases	(1,566)	—	—	—	(1,566)
Dividends	(27,588)	—	—	—	(27,588)
Intercompany	601,900	(814,766)	212,866	—	—

Net cash provided by (used in) financing activities	845,682	(865,221)	127,832	—	108,293

Net increase in cash and cash equivalents	215,575	28,876	9,565	—	254,016
Cash and cash equivalents at beginning of period	1,007,594	125,437	70,391	—	1,203,422

Cash and cash equivalents at end of period	$1,223,169	154,313	79,956	—	1,457,438

LENNAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.	Quarterly Data (unaudited)

	First	Second	Third	Fourth
(In thousands, except per share amounts)
2011
Revenues	$558,045	764,493	820,193	952,654
Gross profit from sales of homes	$91,670	125,746	147,584	158,371
Earnings before income taxes	$36,321	25,800	24,079	11,774
Net earnings attributable to Lennar	$27,406	13,785	20,730	30,278
Earnings per share:
Basic	$0.15	0.07	0.11	0.16
Diluted	$0.14	0.07	0.11	0.16
2010
Revenues	$574,442	814,481	824,975	860,124
Gross profit from sales of homes	$98,376	143,411	147,419	128,715
Earnings (loss) before income taxes	$(19,045)	35,554	39,435	38,781
Net earnings (loss) attributable to Lennar	$(6,523)	39,719	30,035	32,030
Earnings (loss) per share:
Basic	$(0.04)	0.21	0.16	0.17
Diluted	$(0.04)	0.21	0.16	0.17

Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter that ended on November 30, 2011. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of November 30, 2011 to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

Our CEO and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2011. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except for new internal controls over financial reporting that were designed and implemented related to the Company’s Rialto Investments segment during the quarter ended November 30, 2011.

Management’s Annual Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm obtained from Deloitte & Touche LLP relating to the effectiveness of Lennar Corporation’s internal control over financial reporting are included elsewhere in this document.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of November 30, 2011. The effectiveness of our internal control over financial reporting as of November 30, 2011 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Lennar Corporation

We have audited the internal control over financial reporting of Lennar Corporation and subsidiaries (the “Company”) as of November 30, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended November 30, 2011 of the Company and our report dated January 30, 2012 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Miami, Florida

January 30, 2012

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item for executive officers is set forth under the heading “Executive Officers of Lennar Corporation” in Part I. The other information called for by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 29, 2012 (120 days after the end of our fiscal year).

Item 11.	Executive Compensation.

The information required by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 29, 2012 (120 days after the end of our fiscal year).

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 29, 2012 (120 days after the end of our fiscal year), except for the information required by Item 201(d) of Regulation S-K, which is provided below.

The following table summarizes our equity compensation plans as of November 30, 2011:

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a) (1)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) c(2)
Equity compensation plans approved by stockholders	3,861,286	$18.43	3,081,642
Equity compensation plans not approved by stockholders	—	—	—

Total	3,861,286	$18.43	3,081,642

(1)	This amount includes approximately 11,100 shares of Class B common stock that may be issued under our equity compensation plans.
(2)	Both Class A and Class B common stock may be issued.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 29, 2012 (120 days after the end of our fiscal year).

Item 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 29, 2012 (120 days after the end of our fiscal year).

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this Report.

1.	The following financial statements are contained in Item 8:

2.	The following financial statement schedule is included in this Report:

Financial Statement Schedule	Page in this Report
Report of Independent Registered Public Accounting Firm	141
Schedule II—Valuation and Qualifying Accounts	142

Information required by other schedules has either been incorporated in the consolidated financial statements and accompanying notes or is not applicable to us.

3.	The following exhibits are filed with this Report or incorporated by reference:

3.1	Amended and Restated Certificate of Incorporation, dated April 28, 1998—Incorporated by reference to Exhibit 3(a) of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004.

3.2	Certificate of Amendment to Certificate of Incorporation, dated April 9, 1999—Incorporated by reference to Exhibit 3(a) of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1999.

3.3	Certificate of Amendment to Certificate of Incorporation, dated April 8, 2003—Incorporated by reference to Annex IV of the Company’s Proxy Statement on Schedule 14A dated March 10, 2003.

3.4	Certificate of Amendment to Certificate of Incorporation, dated April 8, 2008—Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, dated April 8, 2008.

3.5	Bylaws of the Company as amended effective April 13, 2011—Incorporated by reference to Exhibit 3.02 of the Company’s Current Report on Form 8-K, dated April 13, 2011.

4.1	Indenture, dated as of December 31, 1997, between Lennar and Bank One Trust Company, N.A., as trustee—Incorporated by reference to Exhibit 4 of the Company’s Registration Statement on Form S-3, Registration No. 333-45527, filed with the Commission on February 3, 1998.

4.2	Sixth Supplemental Indenture, dated February 5, 2003, between Lennar and Bank One Trust Company, N.A., as trustee (relating to 5.950% Senior Notes due 2013)—Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, dated January 31, 2003.

4.3	Indenture, dated August 12, 2004, between Lennar and J.P. Morgan Trust Company, N.A., as trustee (relating to Lennar’s 5.50% Senior Notes due 2014)—Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-4, Registration No. 333-121130, filed with the Commission on December 10, 2004.

4.4	Indenture, dated April 28, 2005, between Lennar and J.P. Morgan Trust Company, N.A., as trustee (relating to Lennar’s 5.60% Senior Notes due 2015)—Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-4, Registration No. 333-127839, filed with the Commission on August 25, 2005.

4.5	Indenture, dated April 26, 2006, between Lennar and J.P. Morgan Trust Company, N.A., as trustee (relating to Lennar’s 6.50% Senior Notes due 2016)—Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated April 26, 2006.

4.6	Indenture, dated May 4, 2010, between Lennar and The Bank of New York Mellon, as trustee (relating to Lennar’s 6.95% Senior Notes due 2018)— Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-4, Registration No. 333-167622, filed with the Commission on June 18, 2010.

4.7	Indenture, dated May 4, 2010, between Lennar and The Bank of New York Mellon, as trustee (relating to Lennar’s 2.00% Convertible Senior Notes due 2020)—Incorporated by reference to Exhibit 4.9 of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2010.

4.8	Indenture, dated November 10, 2010, between Lennar and The Bank of New York Mellon, as trustee (relating to Lennar’s 2.75% Convertible Senior Notes due 2020)—Incorporated by reference to Exhibit 4.10 of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2010.

4.9	Indenture, dated November 23, 2011, between Lennar and The Bank of New York Mellon, as trustee (relating to Lennar’s 3.25% Convertible Senior Notes due 2021)—to be filed by Form 8-K.

4.10	Indenture, dated April 30, 2009, between Lennar and The Bank of New York Mellon, as trustee (relating to Lennar’s 12.25% Senior Notes due 2017)—Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K, dated April 30, 2009.

10.1*	Lennar Corporation 2000 Stock Option and Restricted Stock Plan—Incorporated by reference to Exhibit 10 of the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2001.

10.2*	Lennar Corporation 2003 Stock Option and Restricted Stock Plan—Incorporated by reference to Annex VI of the Company’s Proxy Statement on Schedule 14A dated March 10, 2003.

10.3*	Lennar Corporation 2007 Equity Incentive Plan—Incorporated by reference to Exhibit A of the Company’s Proxy Statement on Schedule 14A dated February 28, 2007.

10.4*	Lennar Corporation 2007 Incentive Compensation Plan—Incorporated by reference to Exhibit B of the Company’s Proxy Statement on Schedule 14A dated February 28, 2007.

10.5*	Lennar Corporation Employee Stock Ownership Plan and Trust—Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 2-89104.

10.6*	Amendment dated December 13, 1989 to Lennar Corporation Employee Stock Ownership Plan—Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1990.

10.7*	Lennar Corporation Employee Stock Ownership/401(k) Trust Agreement dated December 13, 1989—Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1990.

10.8*	Amendment dated April 18, 1990 to Lennar Corporation Employee Stock Ownership/401(k) Plan—Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1990.

10.9*	Lennar Corporation Nonqualified Deferred Compensation Plan—Incorporated by reference to Exhibit 10 of the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2002.

10.10*	Aircraft Time-Sharing Agreement, dated August 17, 2005, between U.S. Home Corporation and Stuart Miller—Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated August 17, 2005.

10.11*	Amendment No. 1 to Aircraft Time-Sharing Agreement, dated September 1, 2005, between U.S. Home Corporation and Stuart Miller—Incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2005.

10.12	Master Issuing and Paying Agency Agreement, dated March 29, 2006, between Lennar Corporation and JPMorgan Chase Bank, N.A.—Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated March 29, 2006.

10.13	Membership Interest Purchase Agreement, dated as of November 30, 2007, by and among Lennar, Lennar Homes of California, Inc., the Sellers named in the agreement and MS Rialto Residential Holdings, LLC.—Incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007.

10.14	Distribution Agreement, dated April 20, 2009, between Lennar and J.P. Morgan Securities, Inc., as agent (relating to sales by the Company of its Class A common stock)—Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K, dated April 20, 2009.

10.15	Distribution Agreement, dated April 20, 2009, between Lennar and Citigroup Capital Markets Inc., as agent (relating to sales by the Company of its Class A common stock)—Incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K, dated April 20, 2009.

10.16	Distribution Agreement, dated April 20, 2009, between Lennar and Merrill Lynch, Pierce, Fenner & Smith Incorporated., as agent (relating to sales by the Company of its Class A common stock)—Incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K, dated April 20, 2009.

10.17*	Aircraft Time-Sharing Agreement, dated January 26, 2010, between U.S. Home Corporation and Richard Beckwitt.

21	List of subsidiaries..

23	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14a/15d-14(a) Certification of Stuart A. Miller.

31.2	Rule 13a-14a/15d-14(a) Certification of Bruce E. Gross.

32	Section 1350 Certifications of Stuart A. Miller and Bruce E. Gross.

101	The following financial statements from Lennar Corporation Annual Report on Form 10-K for the year ended November 30, 2011, filed on January 30, 2012, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements (1).

*	Management contract or compensatory plan or arrangement.
(1)	In accordance with Rule 406T of Regulation S-T, the XBRL related to information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LENNAR CORPORATION

/S/ STUART A. MILLER
Stuart A. Miller
President, Chief Executive Officer and Director
Date: January 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Principal Executive Officer:

Stuart A. Miller	/S/ STUART A. MILLER
Chief Executive Officer and Director	Date:	January 30, 2012

Principal Financial Officer:

Bruce E. Gross	/S/ BRUCE E. GROSS
Vice President and Chief Financial Officer	Date:	January 30, 2012

Principal Accounting Officer:

David M. Collins	/S/ DAVID M. COLLINS
Controller	Date:	January 30, 2012

Directors:

Irving Bolotin	/S/ IRVING BOLOTIN
	Date:	January 30, 2012

Steven L. Gerard	/S/ STEVEN L. GERARD
	Date:	January 30, 2012

Theron I. (“Tig”) Gilliam, Jr.	/s/ Theron I. (“Tig”) Gilliam, Jr.
	Date:	January 30, 2012

Sherrill W. Hudson	/S/ SHERRILL W. HUDSON
	Date:	January 30, 2012

R. Kirk Landon	/S/ R. KIRK LANDON
	Date:	January 30, 2012

Sidney Lapidus	/S/ SIDNEY LAPIDUS
	Date:	January 30, 2012

Donna Shalala	/S/ DONNA SHALALA
	Date:	January 30, 2012

Jeffrey Sonnenfeld	/S/ JEFFREY SONNENFELD
	Date:	January 30, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Lennar Corporation

We have audited the consolidated financial statements of Lennar Corporation and subsidiaries (the “Company”) as of November 30, 2011 and 2010, and for each of the three years in the period ended November 30, 2011, and the Company’s internal control over financial reporting as of November 30, 2011 and have issued our reports thereon dated January 30, 2012; such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Miami, Florida

January 30, 2012

LENNAR CORPORATION AND SUBSIDIARIES

Schedule II—Valuation and Qualifying Accounts

Years Ended November 30, 2011, 2010 and 2009

		Additions
(In thousands)	Beginning balance	Charged to costs and expenses	Charged (credited) to other accounts	Deductions	Ending balance

Year ended November 30,2011
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts and notes and other receivables	$3,696	334	(4)	(650)	3,376

Allowance for loan losses and loans receivable	$7,577	14,470	—	(15,179)	6,868

Allowance against net deferred tax assets	$609,463	—	7,287	(39,860)	576,890

Year ended November 30,2010
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts and notes and other receivables	$11,710	1,525	(85)	(9,454)	3,696

Allowance for loan losses	$7,444	1,328	170	(1,365)	7,577

Allowance against net deferred tax assets	$647,385	4,806	(26,331)	(16,397)	609,463

Year ended November 30,2009
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts and notes and other receivables	$33,952	28,105	(14)	(50,333)	11,710

Allowance for loan losses	$20,384	4,107	(5,384)	(11,663)	7,444

Allowance against net deferred tax assets	$730,836	269,568	—	(353,019)	647,385