Form 10-Q
period 2012-02-29
LENNAR CORP /NEW/
filed 2012-04-09
CIK 920760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Common stock outstanding as of March 31, 2012:

Class A 157,909,024

Class B   31,303,195

Part I. Financial Information

Item 1. Financial Statements

Lennar Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except shares and per share amounts)

(unaudited)

	February 29, 2012 (1)	November 30, 2011 (1)
ASSETS
Lennar Homebuilding:
Cash and cash equivalents	$792,165	1,024,212
Restricted cash	8,001	8,590
Receivables, net	47,745	53,977
Inventories:
Finished homes and construction in progress	1,429,882	1,334,703
Land and land under development	2,858,079	2,636,510
Consolidated inventory not owned	379,581	389,322

Total inventories	4,667,542	4,360,535
Investments in unconsolidated entities	563,364	545,760
Other assets	440,146	524,694

	6,518,963	6,517,768
Rialto Investments:
Cash and cash equivalents	74,186	83,938
Defeasance cash to retire notes payable	111,223	219,386
Loans receivable, net	649,791	713,354
Real estate owned, held-for-sale	101,579	143,677
Real estate owned, held-and-used, net	630,570	582,111
Investments in unconsolidated entities	149,735	124,712
Other assets	34,637	29,970

	1,751,721	1,897,148
Lennar Financial Services	596,810	739,755

Total assets	$8,867,494	9,154,671

(1)	Under certain provisions of Accounting Standards Codification (“ASC”) Topic 810, Consolidations, (“ASC 810”) the Company is required to separately disclose on its condensed consolidated balance sheets the assets of consolidated variable interest entities (“VIEs”) that are owned by the consolidated VIEs and non-recourse liabilities of consolidated VIEs.

As of February 29, 2012, total assets include $2,111.5 million related to consolidated VIEs of which $19.0 million is included in Lennar Homebuilding cash and cash equivalents, $5.3 million in Lennar Homebuilding receivables, net, $0.5 million in Lennar Homebuilding finished homes and construction in progress, $504.1 million in Lennar Homebuilding land and land under development, $67.5 million in Lennar Homebuilding consolidated inventory not owned, $43.8 million in Lennar Homebuilding investments in unconsolidated entities, $219.4 million in Lennar Homebuilding other assets, $69.4 million in Rialto Investments cash and cash equivalents, $111.2 million in Rialto Investments defeasance cash to retire notes payable, $523.3 million in Rialto Investments loans receivable, net, $87.8 million in Rialto Investments real estate owned, held-for-sale, $450.3 million in Rialto Investments real estate owned, held-and-used, net, $0.6 million in Rialto Investments in unconsolidated entities and $9.3 million in Rialto Investments other assets.

As of November 30, 2011, total assets include $2,317.4 million related to consolidated VIEs of which $19.6 million is included in Lennar Homebuilding cash and cash equivalents, $5.3 million in Lennar Homebuilding receivables, net, $0.1 million in Lennar Homebuilding finished homes and construction in progress, $538.2 million in Lennar Homebuilding land and land under development, $71.6 million in Lennar Homebuilding consolidated inventory not owned, $43.4 million in Lennar Homebuilding investments in unconsolidated entities, $219.6 million in Lennar Homebuilding other assets, $80.0 million in Rialto Investments cash and cash equivalents, $219.4 million in Rialto Investments defeasance cash to retire notes payable, $565.6 million in Rialto Investments loans receivable, net, $115.4 million in Rialto Investments real estate owned, held-for-sale, $428.0 million in Rialto Investments real estate owned, held-and-used, net, $0.6 million in Rialto Investments in unconsolidated entities and $10.6 million in Rialto Investments other assets.

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries

Condensed Consolidated Balance Sheets – (Continued)

(In thousands, except shares and per share amounts)

(unaudited)

	February 29, 2012 (2)	November 30, 2011 (2)
LIABILITIES AND EQUITY
Lennar Homebuilding:
Accounts payable	$170,216	201,101
Liabilities related to consolidated inventory not owned	317,136	326,200
Senior notes and other debts payable	3,472,937	3,362,759
Other liabilities	562,402	602,231

	4,522,691	4,492,291
Rialto Investments:
Notes payable and other liabilities	612,144	796,120
Lennar Financial Services	409,406	562,735

Total liabilities	5,544,241	5,851,146

Stockholders’ equity:
Preferred stock	—	—
Class A common stock of $0.10 par value; Authorized: February 29, 2012 and November 30, 2011 - 300,000,000 shares; Issued: February 29, 2012 - 169,563,027 and November 30, 2011 - 169,099,760 shares	16,956	16,910
Class B common stock of $0.10 par value; Authorized: February 29, 2012 and November 30, 2011 - 90,000,000 shares; Issued: February 29, 2012 - 32,982,815 and November 30, 2011 - 32,982,815 shares	3,298	3,298
Additional paid-in capital	2,354,433	2,341,079
Retained earnings	963,807	956,401
Treasury stock, at cost; February 29, 2012 - 11,702,017 Class A common shares and 1,679,620 Class B common shares; November 30, 2011 - 12,000,017 Class A common shares and 1,679,620 Class B common shares	(615,698)	(621,220)

Total stockholders’ equity	2,722,796	2,696,468

Noncontrolling interests	600,457	607,057

Total equity	3,323,253	3,303,525

Total liabilities and equity	$8,867,494	9,154,671

(2)	As of February 29, 2012, total liabilities include $745.5 million related to consolidated VIEs as to which there was no recourse against the Company, of which $8.3 million is included in Lennar Homebuilding accounts payable, $39.1 million in Lennar Homebuilding liabilities related to consolidated inventory not owned, $170.1 million in Lennar Homebuilding senior notes and other debts payable, $34.9 million in Lennar Homebuilding other liabilities and $493.1 million in Rialto Investments notes payable and other liabilities.

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

Lennar Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended
	February 29, 2012	February 28, 2011
Revenues:
Lennar Homebuilding	$624,433	466,709
Lennar Financial Services	68,215	57,713
Rialto Investments	32,208	33,623

Total revenues	724,856	558,045

Cost and expenses:
Lennar Homebuilding	584,745	447,763
Lennar Financial Services	59,965	56,530
Rialto Investments	33,370	28,349
Corporate general and administrative	26,842	23,352

Total costs and expenses	704,922	555,994

Lennar Homebuilding equity in earnings from unconsolidated entities	1,083	8,661
Lennar Homebuilding other income, net (1)	4,067	29,960
Other interest expense	(24,849)	(22,079)
Rialto Investments equity in earnings from unconsolidated entities	18,458	4,525
Rialto Investments other income (expense), net	(12,240)	13,203

Earnings before income taxes	6,453	36,321
Benefit for income taxes	1,524	2,405

Net earnings (including net earnings (loss) attributable to noncontrolling interests)	$7,977	38,726
Less: Net earnings (loss) attributable to noncontrolling interests (2)	(6,991)	11,320

Net earnings attributable to Lennar	$14,968	27,406

Basic earnings per share	$0.08	0.15

Diluted earnings per share	$0.08	0.14

Cash dividends per each Class A and Class B common share	$0.04	0.04

(1)	Lennar Homebuilding other income, net for the three months ended February 28, 2011 includes $8.3 million of valuation adjustments to the Company’s investments in Lennar Homebuilding’s unconsolidated entities.
(2)	Net earnings (loss) attributable to noncontrolling interests for the three months ended February 29, 2012 and February 28, 2011 includes ($4.3) million and $12.0 million, respectively, related to the FDIC’s interest in the portfolio of real estate loans that the Company acquired in partnership with the FDIC.

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended
	February 29, 2012	February 28, 2011
Cash flows from operating activities:
Net earnings (including net earnings (loss) attributable to noncontrolling interests)	$7,977	38,726
Adjustments to reconcile net earnings (including net earnings (loss) attributable to noncontrolling interests) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,630	3,767
Amortization of discount/premium on debt, net	5,371	4,061
Lennar Homebuilding equity in earnings from unconsolidated entities	(1,083)	(8,661)
Distributions of earnings from Lennar Homebuilding unconsolidated entities	126	1,322
Rialto Investments equity in earnings from unconsolidated entities	(18,458)	(4,525)
Distributions of earnings from Rialto Investments unconsolidated entities	757	1,503
Share based compensation expense	8,161	6,730
Excess tax benefits from share-based awards	—	(258)
Gains on retirement of Lennar Homebuilding other debts payable	(988)	—
Unrealized and realized gains on Rialto Investments real estate owned	(5,831)	(17,375)
Gains on sale of Rialto Investments commercial mortgage-backed securities	—	(276)
Impairments and charge-offs of Rialto Investments loans receivable and REO	4,748	—
Valuation adjustments and write-offs of option deposits and pre-acquisition costs, other receivables and other assets	2,326	18,014
Changes in assets and liabilities:
Decrease in restricted cash	773	3,214
Decrease in receivables	101,672	43,694
Increase in inventories, excluding valuation adjustments and write-offs of option deposits and pre-acquisition costs	(172,159)	(81,071)
Increase in other assets	(1,183)	(13,851)
Decrease in Lennar Financial Services loans-held-for-sale	30,866	110,412
Decrease in accounts payable and other liabilities	(103,149)	(95,751)

Net cash provided by (used in) operating activities	(132,444)	9,675

Cash flows from investing activities:
Net disposals of operating properties and equipment	1,140	8
Investments in and contributions to Lennar Homebuilding unconsolidated entities	(26,810)	(25,177)
Distributions of capital from Lennar Homebuilding unconsolidated entities	9,897	7,630
Investments in and contributions to Rialto Investments unconsolidated entities	(7,294)	(10,575)
Distributions of capital from Rialto Investments unconsolidated entities	81	—
Decrease (increase) in Rialto Investments defeasance cash to retire notes payable	108,163	(24,250)
Receipts of principal payments on Rialto Investments loans receivable	33,549	49,954
Proceeds from sales of Rialto Investments real estate owned	37,868	7,792
Improvements to Rialto Investments real estate owned	(3,963)	(2,718)
Purchases of Lennar Homebuilding investments available-for-sale	(2,408)	—
Proceeds from sales of Lennar Homebuilding investments available-for-sale	6,436	—
Decrease in Lennar Financial Services loans held-for-investment, net	447	197
Purchases of Lennar Financial Services investment securities	(1,150)	(5,126)
Proceeds from maturities of Lennar Financial Services investment securities	750	129

Net cash provided by (used in) investing activities	$156,706	(2,136)

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended
	February 29, 2012	February 28, 2011
Cash flows from financing activities:
Net repayments under Lennar Financial Services debt	$(150,684)	(149,339)
Proceeds from 3.25% convertible senior notes due 2021	50,000	—
Debt issuance costs	(1,035)	—
Principal repayments on Rialto Investments notes payable	(170,026)	—
Proceeds from other borrowings	28,090	75
Principal payments on other borrowings	(20,267)	(27,838)
Exercise of land option contracts from an unconsolidated land investment venture	(4,628)	(10,855)
Receipts related to noncontrolling interests	391	115
Payments related to noncontrolling interests	—	(4,789)
Excess tax benefits from share-based awards	—	258
Common stock:
Issuances	10,761	4,754
Dividends	(7,562)	(7,469)

Net cash used in financing activities	(264,960)	(195,088)

Net decrease in cash and cash equivalents	(240,698)	(187,549)
Cash and cash equivalents at beginning of period	1,163,604	1,394,135

Cash and cash equivalents at end of period	$922,906	1,206,586

Summary of cash and cash equivalents:
Lennar Homebuilding	$792,165	1,014,000
Lennar Financial Services	56,555	109,625
Rialto Investments	74,186	82,961

	$922,906	1,206,586

Supplemental disclosures of non-cash investing and financing activities:
Lennar Homebuilding:
Non-cash contributions to unconsolidated entities	$1,314	14,098
Non-cash distributions from unconsolidated entities	$—	11,006
Inventory acquired in satisfaction of other assets including investments available-for-sale	$90,385	—
Non-cash purchases of investments available-for-sale	$12,520	—
Purchases of inventories financed by sellers	$49,615	10,476
Rialto Investments:
Real estate owned acquired in satisfaction/partial satisfaction of loans receivable	$41,588	175,875
Consolidations of newly formed or previously unconsolidated entities, net:
Inventories	$—	18,621
Investments in Lennar Homebuilding unconsolidated entities	$—	(525)
Debts payable	$—	(14,703)
Other liabilities	$—	(2,864)
Noncontrolling interests	$—	(529)

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

(1)	Basis of Presentation

Basis of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Lennar Corporation and all subsidiaries, partnerships and other entities in which Lennar Corporation has a controlling interest and VIEs (see Note 15) in which Lennar Corporation is deemed to be the primary beneficiary (the “Company”). The Company’s investments in both unconsolidated entities in which a significant, but less than controlling, interest is held and in VIEs in which the Company is not deemed to be the primary beneficiary, are accounted for by the equity method. All intercompany transactions and balances have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended November 30, 2011. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the accompanying condensed consolidated financial statements have been made.

The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The condensed consolidated statement of operations for the three months ended February 29, 2012 is not necessarily indicative of the results to be expected for the full year.

Reclassification

Certain prior year amounts in the condensed consolidated financial statements have been reclassified to conform with the 2012 presentation.

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

(6) Lennar Financial Services

(7) Rialto Investments

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

Operations of the Lennar Financial Services segment include mortgage financing, title insurance and closing services for both buyers of the Company’s homes and others. Substantially all of the loans the Lennar Financial Services segment originates are sold within a short period in the secondary mortgage market on a servicing released, non-recourse basis. After the loans are sold, the Company retains potential liability for possible claims by purchasers that it breached certain limited industry-standard representations and warranties in the loan sale agreements. Lennar Financial Services’ operating earnings consist of revenues generated primarily from mortgage financing, title insurance and closing services, less the cost of such services and certain selling, general and administrative expenses incurred by the segment. The Lennar Financial Services segment operates generally in the same states as the Company’s homebuilding operations, as well as in other states.

Operations of the Rialto Investments (“Rialto”) segment include sourcing, underwriting, pricing, managing and ultimately monetizing real estate and real estate related assets, as well as providing similar services to others in markets across the country. Rialto’s operating earnings (loss) consists of revenues generated primarily from accretable interest income associated with portfolios of real estate loans acquired in partnership with the FDIC and other portfolios of real estate loans and assets acquired, fees for sub-advisory services, other income, net, consisting primarily of gains upon foreclosure of real estate owned (“REO”) and gains on sale of REO, and equity in earnings (loss) from unconsolidated entities, less the costs incurred by the segment for managing portfolios, REO expenses, due diligence expenses related to both completed and abandoned transactions, and other general administrative expenses.

Each reportable segment follows the same accounting policies described in Note 1 – “Summary of Significant Accounting Policies” to the consolidated financial statements in the Company’s 2011 Annual Report on Form 10-K. Operational results of each segment are not necessarily indicative of the results that would have occurred had the segment been an independent, stand-alone entity during the periods presented.

Financial information relating to the Company’s operations was as follows:

(In thousands)	February 29, 2012	November 30, 2011
Assets:
Homebuilding East	$1,407,776	1,312,750
Homebuilding Central	682,335	681,859
Homebuilding West	2,187,425	2,169,503
Homebuilding Southeast Florida	638,211	604,415
Homebuilding Houston	242,899	230,076
Homebuilding Other	626,435	595,615
Rialto Investments (1)	1,751,721	1,897,148
Lennar Financial Services	596,810	739,755
Corporate and unallocated	733,882	923,550

Total assets	$8,867,494	9,154,671

(1)	Consists primarily of assets of consolidated VIEs (see Note 8).

	Three Months Ended
(In thousands)	February 29, 2012	February 28, 2011
Revenues:
Homebuilding East	$244,833	182,371
Homebuilding Central	85,713	67,006
Homebuilding West	123,085	96,382
Homebuilding Southeast Florida	49,789	35,091
Homebuilding Houston	84,834	52,953
Homebuilding Other	36,179	32,906
Lennar Financial Services	68,215	57,713
Rialto Investments	32,208	33,623

Total revenues (1)	$724,856	558,045

Operating earnings (loss):
Homebuilding East	$13,947	5,661
Homebuilding Central	1,064	(15,124)
Homebuilding West (2)	(7,573)	49,345
Homebuilding Southeast Florida	6,634	4,174
Homebuilding Houston	4,516	(41)
Homebuilding Other	1,401	(8,527)
Lennar Financial Services	8,250	1,183
Rialto Investments	5,056	23,002

Total operating earnings	33,295	59,673
Corporate general and administrative expenses	26,842	23,352

Earnings before income taxes	$6,453	36,321

(1)	Total revenues are net of sales incentives of $84.5 million ($34,200 per home delivered) for the three months ended February 29, 2012, compared to $62.9 million ($33,100 per home delivered) for the three months ended February 28, 2011.
(2)	For the three months ended February 28, 2011, operating earnings include $37.5 million related to the receipt of a litigation settlement, as well as $15.4 million related to the Company’s share of a gain on debt extinguishment and the recognition of $10.0 million of deferred management fees related to management services previously performed by the Company for one of its Lennar Homebuilding unconsolidated entities.

Valuation adjustments and write-offs relating to the Company’s homebuilding operations were as follow:

	Three Months Ended
(In thousands)	February 29, 2012	February 28, 2011
Valuation adjustments to finished homes, CIP and land on which the Company intends to build homes:
East	$217	852
Central	153	3,876
West	530	14
Southeast Florida	328	—
Houston	61	49
Other	736	21

Total	2,025	4,812

Valuation adjustments to land the Company intends to sell or has sold to third parties:
East	—	20
Central	—	23
Houston	—	10

Total	—	53

Write-offs of option deposits and pre-acquisition costs:
East	7	—
Central	49	—
West	232	—
Houston	—	81
Other	2	—

Total	290	81

Company’s share of valuation adjustments related to assets of unconsolidated entities:
Central	—	371
West	—	1,660
Other	—	2,495

Total	—	4,526

Valuation adjustments to investments of unconsolidated entities:
East	11	8,262

Total	11	8,262

Write-offs of other receivables and other assets:
Other	—	4,806

Total	—	4,806

Total valuation adjustments and write-offs of option deposits and pre-acquisition costs, other receivables and other assets	$2,326	22,540

During the first quarter of 2012, the Company recorded lower valuation adjustments than the first quarter of 2011. Changes in market conditions and other specific developments may cause the Company to re-evaluate its strategy regarding certain assets that could result in further valuation adjustments and/or additional write-offs of option deposits and pre-acquisition costs due to abandonment of those options contracts.

(3)	Lennar Homebuilding Investments in Unconsolidated Entities

Summarized condensed financial information on a combined 100% basis related to Lennar Homebuilding’s unconsolidated entities that are accounted for by the equity method was as follows:

Statements of Operations

	Three Months Ended
(In thousands)	February 29, 2012	February 28, 2011
Revenues	$82,644	67,063
Costs and expenses	83,422	88,580
Other income	—	123,007

Net earnings (loss) of unconsolidated entities	$(778)	101,490

Lennar Homebuilding equity in earnings from unconsolidated entities (1)	$1,083	8,661

(1)	For the three months ended February 28, 2011, Lennar Homebuilding equity in earnings includes a $15.4 million gain related to the Company’s share of a $123.0 million gain on debt extinguishment at a Lennar Homebuilding unconsolidated entity, partially offset by $4.5 million of valuation adjustments related to assets of Lennar Homebuilding’s unconsolidated entities.

Balance Sheets

(In thousands)	February 29, 2012	November 30, 2011
Assets:
Cash and cash equivalents	$85,510	90,584
Inventories	2,952,727	2,895,241
Other assets	212,756	277,152

	$3,250,993	3,262,977

Liabilities and equity:
Account payable and other liabilities	$265,535	246,384
Debt	895,755	960,627
Equity	2,089,703	2,055,966

	$3,250,993	3,262,977

As of February 29, 2012, the Company’s recorded investments in Lennar Homebuilding unconsolidated entities were $563.4 million while the underlying equity in Lennar Homebuilding unconsolidated entities partners’ net assets was $657.5 million, primarily as a result of the Company buying at a discount the partners’ equity in a Lennar Homebuilding unconsolidated entity. At November 30, 2011, the Company’s recorded investments in Lennar Homebuilding unconsolidated entities were $545.8 million while the underlying equity in Lennar Homebuilding unconsolidated entities partners’ net assets was $628.1 million, primarily as a result of the Company buying at a discount the partners’ equity in a Lennar Homebuilding unconsolidated entity.

During the three months ended February 28, 2011, a Lennar Homebuilding unconsolidated entity was restructured. As part of the restructuring, the development management agreement (the “Agreement”) between the Company and the unconsolidated entity was terminated and a general release agreement was executed whereby the Company was released from any and all obligations, except any future potential third-party claims, associated with the Agreement. As a result of the restructuring, the termination of the Agreement and the execution of the general release agreement, the Company recognized $10 million of deferred management fees related to management services previously performed by the Company prior to November 30, 2010. The Company did not provide any other services to the unconsolidated entity associated with the deferred management fees recognized.

In 2007, the Company sold a portfolio of land to a strategic land investment venture with Morgan Stanley Real Estate Fund II, L.P., an affiliate of Morgan Stanley & Co., Inc., in which the Company has approximately a 20% ownership interest and 50% voting rights. Due to the Company’s continuing involvement, the transaction did not qualify as a sale by the Company under GAAP; thus, the inventory has remained on the Company’s condensed consolidated balance sheet in consolidated inventory not owned. As of February 29, 2012 and November 30, 2011, the portfolio of land (including land development costs) of $369.7 million and $372.0 million, respectively, is also reflected as inventory in the summarized condensed financial information related to Lennar Homebuilding’s unconsolidated entities.

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

The summary of the Company’s net recourse exposure related to Lennar Homebuilding unconsolidated entities in which the Company has investments was as follows:

(In thousands)	February 29, 2012	November 30, 2011
Several recourse debt - repayment	$51,518	62,408
Joint and several recourse debt - repayment	28,699	46,292

The Company’s maximum recourse exposure	80,217	108,700
Less: joint and several reimbursement agreements with the Company’s partners	(24,627)	(33,795)

The Company’s net recourse exposure	$55,590	74,905

During the three months ended February 29, 2012, the Company’s maximum recourse exposure related to indebtedness of Lennar Homebuilding unconsolidated entities decreased by $28.5 million, as a result of $2.9 million paid by the Company primarily through capital contributions to unconsolidated entities and $25.6 million primarily related to the joint ventures selling assets and other transactions.

As of February 29, 2012 and November 30, 2011, the Company had no obligation guarantees accrued. The obligation guarantees, if any, are estimated based on current facts and circumstances and any unexpected changes may lead the Company to incur obligation guarantees in the future.

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

(In thousands)	February 29, 2012	November 30, 2011
Assets	$1,806,848	1,865,144
Liabilities	$782,415	815,815
Equity	$1,024,433	1,049,329

In addition, in most instances in which the Company has guaranteed debt of a Lennar Homebuilding unconsolidated entity, the Company’s partners have also guaranteed that debt and are required to contribute their share of the guarantee payments. Some of the Company’s guarantees are repayment guarantees and some are maintenance guarantees. In a repayment guarantee, the Company and its venture partners guarantee repayment of a portion or all of the debt in the event of default before the lender would have to exercise its rights against the collateral. In the event of default, if the Company’s venture partner does not have adequate financial resources to meet its obligations under the reimbursement agreement, the Company may be liable for more than its proportionate share, up to its maximum recourse exposure, which is the full amount covered by the joint and several guarantee. The maintenance guarantees only apply if the value of the collateral (generally land and improvements) is less than a specified percentage of the loan balance. If the Company is required to make a payment under a maintenance guarantee to bring the value of the collateral above the specified percentage of the loan balance, the payment would constitute a capital contribution or loan to the Lennar Homebuilding unconsolidated entity and increase the Company’s investment in the unconsolidated entity and its share of any funds the unconsolidated entity distributes. As of February 29, 2012, the Company does not have maintenance guarantees related to its Lennar Homebuilding unconsolidated entities.

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

During the three months ended February 29, 2012, there were other loan paydowns of $3.4 million. During the three months ended February 28, 2011, there were: (1) payments of $1.7 million under the Company’s maintenance guarantees and (2) other loan paydowns of $0.6 million, a portion of which related to amounts paid under the Company’s repayment guarantees. During the three months ended February 29, 2012 and February 28, 2011, there were no payments under completion guarantees.

As of February 29, 2012, the fair values of the repayment guarantees and completion guarantees were not material. The Company believes that as of February 29, 2012, in the event it becomes legally obligated to perform under a guarantee of the obligation of a Lennar Homebuilding unconsolidated entity due to a triggering event under a guarantee, most of the time the collateral should be sufficient to repay at least a significant portion of the obligation or the Company and its partners would contribute additional capital into the venture. In certain instances, the Company has placed performance letters of credit and surety bonds with municipalities for its joint ventures (see Note 11).

The total debt of the Lennar Homebuilding unconsolidated entities in which the Company has investments was as follows:

(In thousands)	February 29, 2012	November 30, 2011
The Company’s net recourse exposure	$55,590	74,905
Reimbursement agreements from partners	24,627	33,795

The Company’s maximum recourse exposure	$80,217	108,700

Non-recourse bank debt and other debt (partner’s share of several recourse)	$122,806	149,937
Non-recourse land seller debt or other debt	26,376	26,391
Non-recourse debt with completion guarantees	471,053	441,770
Non-recourse debt without completion guarantees	195,303	233,829

Non-recourse debt to the Company	815,538	851,927

Total debt	$895,755	960,627

The Company’s maximum recourse exposure as a % of total JV debt	9%	11%

(4)	Equity and Comprehensive Earnings (Loss)

The following table reflects the changes in equity attributable to both Lennar Corporation and the noncontrolling interests of its consolidated subsidiaries in which it has less than a 100% ownership interest for both the three months ended February 29, 2012 and February 28, 2011:

		Stockholders’ Equity
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Treasury Stock	Retained Earnings	Noncontrolling Interests
Balance at November 30, 2011	$3,303,525	16,910	3,298	2,341,079	(621,220)	956,401	607,057
Net earnings (including net loss attributable to noncontrolling interests)	7,977	—	—	—	—	14,968	(6,991)
Employee stock and directors plans	11,646	46	—	6,078	5,522	—	—
Amortization of restricted stock	7,276	—	—	7,276	—	—	—
Cash dividends	(7,562)	—	—	—	—	(7,562)
Receipts related to noncontrolling interests	391	—	—	—	—	—	391

Balance at February 29, 2012	$3,323,253	16,956	3,298	2,354,433	(615,698)	963,807	600,457

		Stockholders’ Equity
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Treasury Stock	Retained Earnings	Noncontrolling Interests
Balance at November 30, 2010	$3,194,383	16,701	3,297	2,310,339	(615,496)	894,108	585,434
Net earnings (including net earnings attributable to noncontrolling interests)	38,726	—	—	—	—	27,406	11,320
Employee stock and directors plans	6,123	29	1	6,093	—	—	—
Amortization of restricted stock	5,368	—	—	5,368	—	—	—
Cash dividends	(7,469)	—	—	—	—	(7,469)	—
Receipts related to noncontrolling interests	115	—	—	—	—	—	115
Payments related to noncontrolling interests	(4,789)	—	—	—	—	—	(4,789)
Lennar Homebuilding non-cash consolidations	529	—	—	—	—	—	529

Balance at February 28, 2011	$3,232,986	16,730	3,298	2,321,800	(615,496)	914,045	592,609

Comprehensive earnings attributable to Lennar for both the three months ended February 29, 2012 and February 28, 2011 was the same as net earnings attributable to Lennar. Comprehensive earnings (loss) attributable to noncontrolling interests for both the three months ended February 29, 2012 and February 28, 2011 was the same as net earnings (loss) attributable to noncontrolling interests.

The Company has a stock repurchase program which permits the purchase of up to 20 million shares of its outstanding common stock. During the three months ended February 29, 2012 and February 28, 2011, there were no repurchases of common stock under the stock repurchase program. As of February 29, 2012, 6.2 million shares of common stock can be repurchased in the future under the program.

During the three months ended February 29, 2012, treasury stock decreased by 0.3 million Class A common shares due to activity related to the Company’s equity compensation plan.

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

At February 29, 2012, the Company continued its evaluation of whether the valuation allowance against its deferred tax assets was still needed. Although the Company’s performance and current positioning is bringing it closer to a conclusion that a valuation allowance is no longer needed, further evidence of a market recovery is needed to reverse the Company’s valuation allowance against its deferred tax assets.

Therefore, based upon all available positive and negative evidence, the Company concluded it still needed a valuation allowance against its deferred tax assets of $561.3 million at February 29, 2012. The valuation allowance against the Company’s deferred tax assets was $576.9 million at November 30, 2011. During the first quarter of fiscal 2012, the Company recorded a reversal of the deferred tax asset valuation allowance of $15.6 million primarily due to the net earnings generated during the period and an adjustment related to equity compensation. In future periods, the allowance could be reduced if sufficient positive evidence is present indicating that it is more likely than not that a portion or all of the Company’s deferred tax assets will be realized.

During the three months ended February 29, 2012, the Company recorded a tax benefit of $1.5 million primarily related to a refund claim for certain losses carried back to a prior year.

At February 29, 2012 and November 30, 2011, the Company had $18.0 million and $36.7 million of gross unrecognized tax benefits. If the Company were to recognize its gross unrecognized tax benefits as of February 29, 2012, $9.1 million would affect the Company’s effective tax rate. The Company expects the total amount of unrecognized tax benefits to decrease by $7.1 million within twelve months as a result of settlements with various taxing authorities.

During the three months ended February 29, 2012, the Company’s gross unrecognized tax benefits decreased by $18.7 million primarily as a result of the resolution of an IRS examination, which included a settlement for certain losses carried back to prior years and the settlement of certain tax accounting method items. There was no effect on the Company’s effective tax rate from the decrease in gross unrecognized tax benefits.

At February 29, 2012, the Company had $20.1 million accrued for interest and penalties, of which $0.3 million was recorded during the three months ended February 29, 2012, offset by a reduction of the accrual for interest and penalties of $0.2 million as a result of the settlement of a state tax issue. At November 30, 2011, the Company had $20.0 million accrued for interest and penalties.

During the three months ended February 29, 2012, the IRS closed its examination of fiscal years 2005 through 2008. The results of such examination were accrued for in prior periods, and there was no adverse effect on the Company’s financial statements during the first quarter of 2012. The IRS is currently examining the Company’s federal income tax returns for fiscal years 2009 through 2010, and certain state taxing authorities are examining various fiscal years. The final outcome of these examinations is not yet determinable. The statute of limitations for the Company’s major tax jurisdictions remains open for examination for fiscal year 2005 and subsequent years.

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

Basic and diluted earnings per share were calculated as follows:

	Three Months Ended
(In thousands, except per share amounts)	February 29, 2012	February 28, 2011
Numerator:
Net earnings attributable to Lennar	$14,968	27,406
Less: distributed earnings allocated to nonvested shares	115	101
Less: undistributed earnings allocated to nonvested shares	113	269

Numerator for basic earnings per share	14,740	27,036

Plus: interest on 2.00% convertible senior notes due 2020 and 3.25% convertible senior notes due 2021	2,911	871
Plus: undistributed earnings allocated to convertible shares	113	269
Less: undistributed earnings reallocated to convertible shares	137	265

Numerator for diluted earnings per share	$17,627	27,911

Denominator:
Denominator for basic earnings per share - weighted average common shares outstanding	185,997	184,155
Effect of dilutive securities:
Shared based payments	883	699
2.00% convertible senior notes due 2020 and 3.25% convertible senior notes due 2021	26,933	10,005

Denominator for diluted earnings per share - weighted average common shares outstanding	213,813	194,859

Basic earnings per share	$0.08	0.15

Diluted earnings per share	$0.08	0.14

Options to purchase 0.3 million and 1.2 million shares, respectively, in total of Class A and Class B common stock were outstanding and anti-dilutive for the three months ended February 29, 2012 and February 28, 2011.

(7)	Lennar Financial Services Segment

The assets and liabilities related to the Lennar Financial Services segment were as follows:

(In thousands)	February 29, 2012	November 30, 2011
Assets:
Cash and cash equivalents	$56,555	55,454
Restricted cash	16,135	16,319
Receivables, net (1)	106,880	220,546
Loans held-for-sale (2)	272,760	303,780
Loans held-for-investment, net	23,563	24,262
Investments held-to-maturity	48,771	48,860
Goodwill	34,046	34,046
Other (3)	38,100	36,488

	$596,810	739,755

Liabilities:
Notes and other debts payable	$259,449	410,134
Other (4)	149,957	152,601

	$409,406	562,735

(1)	Receivables, net primarily relate to loans sold to investors for which the Company had not yet been paid as of February 29, 2012 and November 30, 2011, respectively.
(2)	Loans held-for-sale relate to unsold loans carried at fair value.
(3)	Other assets include mortgage loan commitments carried at fair value of $5.6 million and $4.2 million, respectively, as of February 29, 2012 and November 30, 2011.
(4)	Other liabilities include $76.8 million and $75.4 million, respectively, of certain of the Company’s self-insurance reserves related to general liability and workers’ compensation. Other liabilities also include forward contracts carried at fair value of $0.7 million and $1.4 million as of February 29, 2012 and November 30, 2011, respectively.

At February 29, 2012, the Lennar Financial Services segment had a 364-day warehouse repurchase facility with a maximum aggregate commitment of $100 million and an additional uncommitted amount of $50 million that matures in February 2013, and another 364-day warehouse repurchase facility with a maximum aggregate commitment of $175 million that matures in July 2012. As of February 29, 2012, the maximum aggregate commitment and uncommitted amount under these facilities totaled $275 million and $50 million, respectively.

The Lennar Financial Services segment uses these facilities to finance its lending activities until the mortgage loans are sold to investors and expects the facilities to be renewed or replaced with other facilities when they mature. Borrowings under the facilities were $259.4 million and $410.1 million, respectively, at February 29, 2012 and November 30, 2011, and were collateralized by mortgage loans and receivables on loans sold to investors but not yet paid for with outstanding principal balances of $271.8 million and $431.6 million, respectively, at February 29, 2012 and November 30, 2011. If the facilities are not renewed, the borrowings under the lines of credit will be paid off by selling the mortgage loans held-for-sale to investors and by collecting on receivables on loans sold but not yet paid. Without the facilities, the Lennar Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities.

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

	Three Months Ended
(In thousands)	February 29, 2012	February 28, 2011
Loan origination liabilities, beginning of period	$6,050	9,872
Provision for losses during the period	93	70
Adjustments to pre-existing provisions for losses from changes in estimates	8	(70)
Payments/settlements	(190)	—

Loan origination liabilities, end of period	$5,961	9,872

For Lennar Financial Services loans held-for-investment, net, a loan is deemed impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Interest income is not accrued or recognized on impaired loans unless payment is received. Impaired loans are written-off if and when the loan is no longer secured by collateral. The total unpaid principal balance of the impaired loans as of February 29, 2012 and November 30, 2011 was $8.5 million and $8.8 million, respectively. At February 29, 2012, the recorded investment in the impaired loans with a valuation allowance was $3.4 million, net of an allowance of $5.1 million. At November 30, 2011, the recorded investment in the impaired loans with a valuation allowance was $3.7 million, net of an allowance of $5.1 million. The average recorded investment in impaired loans totaled $3.6 million and $4.1 million, respectively, for the three months ended February 29, 2012 and February 28, 2011.

(8)	Rialto Investments Segment

The assets and liabilities related to the Rialto segment were as follows:

(In thousands)	February 29, 2012	November 30, 2011
Assets:
Cash and cash equivalents	$74,186	83,938
Defeasance cash to retire notes payable	111,223	219,386
Loans receivable, net	649,791	713,354
Real estate owned - held-for-sale	101,579	143,677
Real estate owned - held-and-used, net	630,570	582,111
Investments in unconsolidated entities	149,735	124,712
Investments held-to-maturity	14,313	14,096
Other	20,324	15,874

	$1,751,721	1,897,148

Liabilities:
Notes payable	$595,515	765,541
Other	16,629	30,579

	$612,144	796,120

Rialto’s operating earnings for the three months ended February 29, 2012 and February 28, 2011 was as follows:

	Three Months Ended
(In thousands)	February 29, 2012	February 28, 2011
Revenues	$32,208	33,623
Costs and expenses	33,370	28,349
Rialto Investments equity in earnings from unconsolidated entities	18,458	4,525
Rialto Investments other income (expense), net	(12,240)	13,203

Operating earnings (1)	$5,056	23,002

(1)	Operating earnings for the three months ended February 29, 2012 and February 28, 2011 includes net earnings (loss) attributable to noncontrolling interests of ($4.3) million and $12.0 million respectively.

Loans Receivable

In February 2010, the Rialto segment acquired indirectly 40% managing member equity interests in two limited liability companies (“LLCs”), in partnership with the FDIC. The LLCs hold performing and non-performing loans formerly owned by 22 failed financial institutions and when the Rialto segment acquired its interests in the LLCs, the two portfolios consisted of approximately 5,500 distressed residential and commercial real estate loans (“FDIC Portfolios”). The FDIC retained 60% equity interests in the LLCs and provided $626.9 million of financing with 0% interest, which is non-recourse to the Company and the LLCs. As of February 29, 2012 and November 30, 2011, the notes payable balance was $470.0 million and $626.9 million, respectively; however, $111.2 million and $219.4 million, respectively, of cash collections on loans in excess of expenses were deposited in a defeasance account, established for the repayment of the notes payable, under the agreement with the FDIC. The funds in the defeasance account are being and will be used to retire the notes payable upon their maturity. During the three months ended February 29, 2012, the LLCs retired $156.9 million principal amount of the notes payable under the agreement with the FDIC through the defeasance account.

The LLCs met the accounting definition of VIEs and since the Company was determined to be the primary beneficiary, the Company consolidated the LLCs. At February 29, 2012, these consolidated LLCs had total combined assets and liabilities of $1.3 billion and $0.5 billion, respectively. At November 30, 2011, these consolidated LLCs had total combined assets and liabilities of $1.4 billion and $0.7 billion, respectively.

In September 2010, the Rialto segment acquired approximately 400 distressed residential and commercial real estate loans (“Bank Portfolios”) and over 300 REO properties from three financial institutions. The Company paid $310 million for the distressed real estate and real estate related assets of which $124 million was financed through a 5-year senior unsecured note provided by one of the selling institutions. During the three months ended February 29, 2012, the Company retired $13.0 million principal amount of the 5-year senior unsecured note.

The following table displays the loans receivable by aggregate collateral type:

(In thousands)	February 29, 2012	November 30, 2011
Land	$332,706	348,234
Single family homes	139,152	152,265
Commercial properties	145,375	172,799
Multi-family homes	24,217	28,108
Other	8,341	11,948

Loans receivable	$649,791	713,354

With regard to loans accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, (“ASC 310-30”), the Rialto segment estimated the cash flows, at acquisition, it expected to collect on the FDIC Portfolios and Bank Portfolios. In accordance with ASC 310-30, the difference between the contractually required payments and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference. This difference is neither accreted into income nor recorded on the Company’s condensed consolidated balance sheets. The excess of cash flows expected to be collected over the cost of the loans acquired is referred to as the accretable yield and is recognized in interest income over the remaining life of the loans using the effective yield method.

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

The outstanding balance and carrying value of loans accounted for under ASC 310-30 was as follows:

(In thousands)	February 29, 2012	November 30, 2011
Outstanding principal balance	$1,211,492	1,331,094
Carrying value	$586,264	639,642

The activity in the accretable yield for the FDIC Portfolios and Bank Portfolios was as follows:

(In thousands)	February 29, 2012	February 28, 2011
Accretable yield, beginning of period	$209,480	396,311
Additions	1,838	11,443
Deletions	(10,635)	(35,065)
Accretions	(21,403)	(32,343)

Accretable yield, end of period	$179,280	340,346

Additions primarily represent reclasses from nonaccretable yield to accretable yield on the portfolios. Deletions represent disposal of loans, which includes foreclosure of underlying collateral and result in the removal of the loans from the accretable yield portfolios.

When forecasted principal and interest cannot be reasonably estimated at the loan acquisition date, management classifies the loan as nonaccrual and accounts for these assets in accordance with ASC 310-10, Receivables (“ASC 310-10”). When a loan is classified as nonaccrual, any subsequent cash receipt is accounted for using the cost recovery method. In accordance with ASC 310-10, a loan is considered impaired when based on current information and events it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. Although these loans met the definition of ASC 310-10, these loans were not considered impaired relative to the Company’s recorded investment at the time of acquisition since they were acquired at a substantial discount to their unpaid principal balance. A provision for loan losses is recognized when the recorded investment in the loan is in excess of its fair value. The fair value of the loan is determined by using either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral less estimated costs to sell. As of February 29, 2012 and November 30, 2011, the Company had an allowance for loan losses against the nonaccrual loans of $0.1 million and $0.8 million, respectively.

The following tables represent nonaccrual loans in the FDIC Portfolios and Bank Portfolios accounted for under ASC 310-10 aggregated by collateral type:

February 29, 2012

		Recorded Investment
(In thousands)	Unpaid Principal Balance	With Allowance	Without Allowance	Total Recorded Investment
Land	$66,002	—	22,910	22,910
Single family homes	28,700	1,054	10,736	11,790
Commercial properties	40,126	—	23,681	23,681
Multi-family homes	10,928	—	5,146	5,146

Loans receivable	$145,756	1,054	62,473	63,527

November 30, 2011

		Recorded Investment
(In thousands)	Unpaid Principal Balance	With Allowance	Without Allowance	Total Recorded Investment
Land	$75,557	—	24,692	24,692
Single family homes	55,377	1,956	13,235	15,191
Commercial properties	48,293	2,660	24,434	27,094
Multi-family homes	16,750	—	6,735	6,735
Other	405	—	—	—

Loans receivable	$196,382	4,616	69,096	73,712

The average recorded investment in impaired loans totaled approximately $69 million and $224 million, respectively, for the three months ended February 29, 2012 and February 28, 2011.

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

Nonaccrual — Loans in which forecasted principal and interest could not be reasonably estimated at the date of acquisition. Although the Company believes the recorded investment balance will ultimately be realized, the risk of nonaccrual loans relates to a decline in the value of the collateral securing the outstanding obligation and the recognition of an impairment through an allowance for loan losses if the recorded investment in the loan exceeds the fair value of the collateral less estimated cost to sell. As of February 29, 2012 and November 30, 2011, the Company had an allowance on these loans of $0.1 million and $0.8 million, respectively. During the three months ended February 29, 2012, the Company recorded $0.9 million of provision for loan losses offset by charge-offs of $1.6 million upon foreclosure of the loans.

Accrual and nonaccrual loans receivable by risk categories were as follows:

February 29, 2012

(In thousands)	Accrual	Nonaccrual	Total
Land	$309,796	22,910	332,706
Single family homes	127,362	11,790	139,152
Commercial properties	121,694	23,681	145,375
Multi-family homes	19,071	5,146	24,217
Other	8,341	—	8,341

Loans receivable	$586,264	63,527	649,791

November 30, 2011

(In thousands)	Accrual	Nonaccrual	Total
Land	$323,542	24,692	348,234
Single family homes	137,074	15,191	152,265
Commercial properties	145,705	27,094	172,799
Multi-family homes	21,373	6,735	28,108
Other	11,948	—	11,948

Loans receivable	$639,642	73,712	713,354

In order to assess the risk associated with each risk category, the Rialto segment evaluates the forecasted cash flows and the value of the underlying collateral securing loans receivable on a quarterly basis or when an event occurs that suggest a decline in the collateral’s fair value.

Real Estate Owned

The acquisition of properties acquired through, or in lieu of, loan foreclosure are reported within the condensed consolidated balance sheets as REO held-and-used, net and REO held-for-sale. When a property is determined to be held-and-used, net, the asset is recorded at fair value and depreciated over its useful life using the straight line method. When certain criteria set forth in ASC 360, Property, Plant and Equipment, are met; the property is classified as held-for-sale. When a real estate asset is classified as held-for-sale, the property is recorded at the lower of its cost basis or fair value less estimated costs to sell. The fair value of REO held-for-sale are determined in part by placing reliance on third party appraisals of the properties and/or internally prepared analyses of recent offers or prices on comparable properties in the proximate vicinity. During the three months ended February 29, 2012, the Rialto segment recorded $3.8 million of REO impairments. During the three months ended February 28, 2011, the Rialto segment recorded no REO impairments.

The following tables present the activity in REO for the three months ended February 29, 2012 and February 28, 2011:

	Three Months Ended
	February 29,	February 28,
(In thousands)	2012	2011
REO - held-for-sale, beginning of period	$143,677	250,286
Additions	1,134	185,641
Improvements	3,963	2,718
Sales	(36,844)	(7,526)
Impairments	(1,240)	—
Transfers to held-and-used, net (1)	(9,111)	—

REO - held-for-sale, end of period	$101,579	431,119

	Three Months Ended
	February 29,	February 28,
(In thousands)	2012	2011
REO - held-and-used, net, beginning of period	$582,111	7,818
Additions	46,241	7,343
Sales	(981)	—
Impairments	(2,597)	—
Depreciation	(3,315)	(35)
Transfers from held-for-sale (1)	9,111	—

REO - held-and-used, net, end of period	$630,570	15,126

(1)	During the three months ended February 29, 2012, the Rialto segment transferred certain properties to REO held-and-used, net from REO held-for-sale as a result of changes in the disposition strategy of the real estate assets. The Rialto segment plans to hold these properties longer term and dispose of them when market conditions improve.

For the three months ended February 29, 2012 and February 28, 2011, the Company recorded approximately $5.8 million and $17.4 million, respectively, of gains primarily from acquisitions of REO through foreclosure. These gains are recorded in Rialto Investments other income (expense), net.

Investments

In 2010, the Rialto segment invested in approximately $43 million of non-investment grade commercial mortgage-backed securities (“CMBS”) for $19.4 million, representing a 55% discount to par value. The CMBS have a stated and assumed final distribution date of November 2020 and a stated maturity date of October 2057. The Rialto segment reviews changes in estimated cash flows periodically, to determine if other-than-temporary impairment has occurred on its investment securities. Based on the Rialto segment’s assessment, no impairment charges were recorded during both the three months ended February 29, 2012 and February 28, 2011. The carrying value of the investment securities at February 29, 2012 and November 30, 2011, was $14.3 million and $14.1 million, respectively. The Rialto segment classified these securities as held-to-maturity based on its intent and ability to hold the securities until maturity.

In addition to the acquisition and management of the FDIC Portfolios and Bank Portfolios, an affiliate in the Rialto segment is a sub-advisor to the AllianceBernstein L.P. (“AB”) fund formed under the Federal government’s Public-Private Investment Program (“PPIP”) to purchase real estate related securities from banks and other financial institutions. The sub-advisor receives management fees for sub-advisory services. The Company committed to invest $75 million, of which the remaining outstanding commitment as of February 29, 2012 was $7.5 million, of the total equity commitments of approximately $1.2 billion made by private investors in this fund, and the U.S Treasury has committed to a matching amount of approximately $1.2 billion of equity in the fund, as well as agreed to extend up to approximately $2.3 billion of debt financing. As of February 29, 2012 and November 30, 2011, the carrying value of the Company’s investment in the AB PPIP fund was $75.5 million and $65.2 million, respectively.

In 2010, the Rialto segment completed its first closing of a real estate investment fund (the “Fund”) with initial equity commitments of approximately $300 million (including $75 million committed by the Company, of which the remaining outstanding commitment as of February 29, 2012 was $20.5 million). The Fund was determined to have the attributes of an investment company in accordance with ASC 946, Financial Services – Investment Companies, the attributes of which are different from the attributes that would cause a company to be an investment company for purposes of the Investment Company Act of 1940. As a result, the Fund’s assets and liabilities are recorded at fair value with increases/decreases in fair value recorded in the statement of operations of the Fund, the Company’s share of which are recorded in the Rialto Investments equity in earnings from unconsolidated entities financial statement line item.

As of February 29, 2012, the equity commitments of the Fund were $700 million (including the $75 million committed by the Company). During the three months ended February 29, 2012, the Company contributed $7.3 million to the Fund. As of February 29, 2012 and November 30, 2011, the carrying value of the Company’s investment in the Fund was $65.0 million and $50.1 million, respectively. For the three months ended February 29, 2012, the Company’s share of earnings from the Fund was $7.6 million.

Additionally, another subsidiary in the Rialto segment has approximately a 5% investment in a service and infrastructure provider to the residential home loan market (the “Servicer Provider”), which provides services to the consolidated LLCs, among others. As of February 29, 2012 and November 30, 2011, the carrying value of the Company’s investment in the Servicer Provider was $8.6 million and $8.8 million, respectively.

Summarized condensed financial information on a combined 100% basis related to Rialto’s investments in unconsolidated entities that are accounted for by the equity method was as follows:

Balance Sheets

	February 29,	November 30,
(In thousands)	2012	2011
Assets:
Cash and cash equivalents	$50,769	60,936
Loans receivable	341,470	274,213
Real estate owned	88,982	47,204
Investment securities	4,517,824	4,336,418
Other assets	81,109	171,196

	$5,080,154	4,889,967

Liabilities and equity:
Accounts payable and other liabilities	$124,044	320,353
Notes payable	54,655	40,877
Partner loans	163,320	137,820
Debt due to the U.S. Treasury	2,044,950	2,044,950
Equity	2,693,185	2,345,967

	$5,080,154	4,889,967

Statements of Operations

	Three Months Ended
	February 29,	February 28,
(In thousands)	2012	2011
Revenues	$122,405	116,888
Costs and expenses	51,185	51,471
Other income, net (1)	266,440	86,788

Net earnings of unconsolidated entities	$337,660	152,205

Rialto Investments equity in earnings from unconsolidated entities	$18,458	4,525

(1)	Other income, net for the three months ended February 29, 2012 and February 28, 2011 includes the AB PPIP Fund’s mark-to-market unrealized gains, of which the Company’s portion is a small percentage.

(9)	Lennar Homebuilding Cash and Cash Equivalents

Cash and cash equivalents as of February 29, 2012 and November 30, 2011 included $12.4 million and $26.1 million, respectively, of cash held in escrow for approximately three days.

(10)	Lennar Homebuilding Restricted Cash

Restricted cash consists of customer deposits on home sales held in restricted accounts until title transfers to the homebuyer, as required by the state and local governments in which the homes were sold.

(11)	Lennar Homebuilding Senior Notes and Other Debts Payable

	February 29,	November 30,
(Dollars in thousands)	2012	2011
5.95% senior notes due 2013	$266,855	266,855
5.50% senior notes due 2014	248,967	248,967
5.60% senior notes due 2015	500,885	500,999
6.50% senior notes due 2016	249,835	249,819
12.25% senior notes due 2017	394,067	393,700
6.95% senior notes due 2018	247,733	247,598
2.00% convertible senior notes due 2020	276,500	276,500
2.75% convertible senior notes due 2020	391,741	388,417
3.25% convertible senior notes due 2021	400,000	350,000
Mortgages notes on land and other debt	496,354	439,904

	$3,472,937	3,362,759

At February 29, 2012, the Company had a $150 million Letter of Credit and Reimbursement Agreement with certain financial institutions, which may be increased to $200 million, but for which there are currently no commitments for the additional $50 million. In addition, at February 29, 2012, the Company had a $50 million Letter of Credit and Reimbursement Agreement with certain financial institutions that had a $50 million accordion feature for which there are currently no commitments, and a $200 million Letter of Credit Facility with a financial institution. The Company believes it was in compliance with its debt covenants at February 29, 2012.

The Company’s performance letters of credit outstanding were $70.6 million and $68.0 million, respectively, at February 29, 2012 and November 30, 2011. The Company’s financial letters of credit outstanding were $197.7 million and $199.3 million, respectively, at February 29, 2012 and November 30, 2011. Performance letters of credit are generally posted with regulatory bodies to guarantee the Company’s performance of certain development and construction activities, and financial letters of credit are generally posted in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral. Additionally, at February 29, 2012, the Company had outstanding performance and surety bonds related to site improvements at various projects (including certain projects in the Company’s joint ventures) of $607.3 million. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all development and construction activities are completed. As of February 29, 2012, there were approximately $334.3 million, or 55%, of anticipated future costs to complete related to these site improvements. The Company does not presently anticipate any draws upon these bonds, but if any such draws occur, the Company does not believe they would have a material effect on its financial position, results of operations or cash flows.

In November 2011, the Company issued $350.0 million aggregate principal amount of 3.25% convertible senior notes due 2021 (the “3.25% Convertible Senior Notes”). During the three months ended February 29, 2012, the initial purchasers of the 3.25% Convertible Senior Notes purchased an additional $50.0 million aggregate principal amount to cover over-allotments. At February 29, 2012 and November 30, 2011, the carrying and principal amount of the 3.25% Convertible Senior Notes was $400.0 million and $350.0 million, respectively. The 3.25% Convertible Senior Notes are convertible into shares of Class A common stock at any time prior to maturity or redemption at the initial conversion rate of 42.5555 shares of Class A common stock per $1,000 principal amount of the 3.25% Convertible Senior Notes or 17,022,200 Class A common shares if all the 3.25% Convertible Senior Notes are converted, which is equivalent to an initial conversion price of approximately $23.50 per share of Class A common stock, subject to anti-dilution adjustments. The shares are included in the calculation of diluted earnings per share. Holders of the 3.25% Convertible Senior Notes have the right to require the Company to repurchase them for cash equal to 100% of their principal amount, plus accrued but unpaid interest on November 15, 2016. The Company has the right to redeem the 3.25% Convertible Senior Notes at any time on or after November 20, 2016 for 100% of their principal amount, plus accrued but unpaid interest.

The 2.75% convertible senior notes due 2020 (the “2.75% Convertible Senior Notes”) are convertible into cash, shares of Class A common stock or a combination of both, at the Company’s election. However, it is the Company’s intent to settle the face value of the 2.75% Convertible Senior Notes in cash. The shares are not included in the calculation of diluted earnings per share primarily because it is the Company’s intent to settle the face value of the 2.75% Convertible Senior Notes in cash and the Company’s volume weighted average stock price for the first quarter of 2012 did not exceed the conversion price. Holders may convert the 2.75% Convertible Senior Notes at the initial conversion rate of 45.1794 shares of Class A common stock per $1,000 principal amount or 20,150,012 Class A common shares if all the 2.75% Convertible Senior Notes are converted, which is equivalent to an initial conversion price of approximately $22.13 per share of Class A common stock. Holders of the 2.75% Convertible Senior Notes have the right to require the Company to repurchase them for cash equal to 100% of their principal amount, plus accrued but unpaid interest, on December 15, 2015. The Company has the right to redeem the 2.75% Convertible Senior Notes at any time on or after December 20, 2015 for 100% of their principal amount, plus accrued but unpaid interest.

Certain provisions under ASC 470, Debt, require the issuer of certain convertible debt instruments that may be settled in cash on conversion to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. The Company has applied these provisions to its 2.75% Convertible Senior Notes. At both February 29, 2012 and November 30, 2011, the principal amount of the 2.75% Convertible Senior Notes was $446.0 million. At February 29, 2012 and November 30, 2011, the carrying amount of the equity component included in stockholders’ equity was $54.3 million and $57.6 million, respectively, and the net carrying amount of the 2.75% Convertible Senior Notes included in Lennar Homebuilding senior notes and other debts payable was $391.7 million and $388.4 million, respectively.

The 2.00% convertible senior notes due 2020 (the “2.00% Convertible Senior Notes”) are convertible into shares of Class A common stock at the initial conversion rate of 36.1827 shares of Class A common stock per $1,000 principal amount of the 2.00% Convertible Senior Notes or 10,004,517 Class A common shares if all the 2.00% Convertible Senior Notes are converted, which is equivalent to an initial conversion price of approximately $27.64 per share of Class A common stock, subject to anti-dilution adjustments. The shares are included in the calculation of diluted earnings per share. At both February 29, 2012 and November 30, 2011, the carrying and principal amount of the 2.00% Convertible Senior Notes was $276.5 million. Holders of the 2.00% Convertible Senior Notes have the right to require the Company to repurchase them for cash equal to 100% of their principal amount, plus accrued but unpaid interest, on each of December 1, 2013 and December 1, 2015. The Company has the right to redeem the 2.00% Convertible Senior Notes at any time on or after December 1, 2013 for 100% of their principal amount, plus accrued but unpaid interest.

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

	Three Months Ended
	February 29,	February 28,
(In thousands)	2012	2011
Warranty reserve, beginning of period	$88,120	109,179
Warranties issued during the period	6,855	4,739
Adjustments to pre-existing warranties from changes in estimates	1,367	(2,727)
Payments	(10,625)	(7,215)

Warranty reserve, end of period	$85,717	103,976

As of February 29, 2012, the Company has identified approximately 1,000 homes delivered in Florida primarily during its 2006 and 2007 fiscal years that are confirmed to have defective Chinese drywall and resulting damage. This represents a small percentage of homes the Company delivered nationally (1.2%) during those fiscal years. Defective Chinese drywall is an industry-wide issue as other homebuilders have publicly disclosed that they have experienced similar issues with defective Chinese drywall.

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

Through February 29, 2012, the Company has accrued $82.2 million of warranty reserves related to homes confirmed as having defective Chinese drywall, as well as an estimate for homes not yet inspected that may contain Chinese drywall. No additional amount was accrued during the three months ended February 29, 2012. As of February 29, 2012 and November 30, 2011, the warranty reserve related to Chinese drywall, net of payments, was $7.1 million and $9.1 million, respectively. The Company has received, and continues to seek, reimbursement from its subcontractors, insurers and others for costs the Company has incurred or expects to incur to investigate and repair defective Chinese drywall and resulting damage. During the three months ended February 29, 2012, the Company received an immaterial amount of payments through third party recoveries relative to the costs it has incurred and expects to incur remedying the homes confirmed and estimated to have defective Chinese drywall and resulting damage. During the three months ended February 28, 2011, the Company received payments of $1.3 million through third party recoveries relative to the costs it has incurred and expects to incur remedying the homes confirmed and estimated to have defective Chinese drywall and resulting damage.

(13)	Share-Based Payment

During the three months ended February 29, 2012, the Company did not grant any stock options and granted an immaterial number of nonvested shares. During the three months ended February 28, 2011, the Company did not grant any stock options or nonvested shares. Compensation expense related to the Company’s share-based payment awards was as follows:

	Three Months Ended
	February 29,	February 28,
(In thousands)	2012	2011
Stock options	$885	1,362
Nonvested shares	7,276	5,368

Total compensation expense for share-based awards	$8,161	6,730

(14)	Financial Instruments

The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at February 29, 2012 and November 30, 2011, using available market information and what the Company believes to be appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies might have a material effect on the estimated fair value amounts. The table excludes cash and cash equivalents, restricted cash, defeasance cash to retire notes payable, receivables, net and accounts payable, which had fair values approximating their carrying amounts due to the short maturities of these instruments.

	February 29, 2012		November 30, 2011
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
ASSETS
Rialto Investments:
Loans receivable, net	$649,791	665,023	713,354	749,382
Investments held-to-maturity	$14,313	14,214	14,096	13,996
Lennar Financial Services:
Loans held-for-investment, net	$23,563	21,106	24,262	22,736
Investments held-to-maturity	$48,771	48,524	48,860	47,651
LIABILITIES
Lennar Homebuilding:
Senior notes and other debts payable	$3,472,937	3,923,617	3,362,759	3,491,212
Rialto Investments:
Notes payable	$595,515	575,725	765,541	729,943
Lennar Financial Services:
Notes and other debts payable	$259,449	259,449	410,134	410,134

The following methods and assumptions are used by the Company in estimating fair values:

Lennar Homebuilding—For senior notes and other debts payable, the fair value of fixed-rate borrowings is based on quoted market prices and the fair value of variable-rate borrowings is based on expected future cash flows calculated using current market forward rates.

Rialto Investments—The fair values for loans receivable is based on discounted cash flows, or the fair value of the collateral less estimated cost to sell. The fair value for investments held-to-maturity is based on discounted cash flows. For notes payable, the fair value of the zero percent interest notes guaranteed by the FDIC was calculated based on a 3-year treasury yield, and the fair value of other notes payable was calculated based on discounted cash flows using the Company’s weighted average borrowing rate.

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

Level 2 Fair value determined using significant other observable inputs.

Level 3 Fair value determined using significant unobservable inputs.

The Company’s financial instruments measured at fair value on a recurring basis are summarized below:

Financial Instruments	Fair Value Hierarchy	Fair Value at February 29, 2012	Fair Value at November 30, 2011
(In thousands)
Lennar Financial Services:
Loans held-for-sale (1)	Level 2	$272,760	303,780
Mortgage loan commitments	Level 2	$5,634	4,192
Forward contracts	Level 2	$(669)	(1,404)
Lennar Homebuilding:
Investments available-for-sale	Level 3	$18,236	42,892

(1)	The aggregate fair value of loans held-for-sale of $272.8 million at February 29, 2012 exceeds their aggregate principal balance of $262.5 million by $10.3 million. The aggregate fair value of loans held-for-sale of $303.8 million at November 30, 2011 exceeds their aggregate principal balance of $292.2 million by $11.6 million.

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

Loans held-for-sale— Fair value is based on independent quoted market prices, where available, or the prices for other mortgage whole loans with similar characteristics. Management believes carrying loans held-for-sale at fair value improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivatives instruments used to economically hedge them without having to apply complex hedge accounting provisions. In addition, the Company recognizes the fair value of its rights to service a mortgage loan as revenue upon entering into an interest rate lock loan commitment with a borrower. The fair value of these servicing rights is included in Lennar Financial Services’ loans held-for-sale as of February 29, 2012 and November 30, 2011. Fair value of the servicing rights is determined based on value in the servicing sales contracts.

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

Investments available-for-sale— The fair value of these investments are based on third party valuations.

Gains and losses of Lennar Financial Services financial instruments measured at fair value from initial measurement and subsequent changes in fair value are recognized in the Lennar Financial Services segment’s operating earnings. There were no gains or losses recognized for the Lennar Homebuilding investment available-for-sale during the three months ended February 29, 2012. The changes in fair values that are included in operating earnings are shown, by financial instrument and financial statement line item below:

	Three Months Ended
	February 29,	February 28,
(In thousands)	2012	2011
Changes in fair value included in Lennar Financial Services revenues:
Loans held-for-sale	$(1,307)	(147)
Mortgage loan commitments	$1,442	2,517
Forward contracts	$735	(4,666)

Interest income on loans held-for-sale measured at fair value is calculated based on the interest rate of the loan and recorded in interest income in the Lennar Financial Services’ statement of operations.

The following table represents a reconciliation of beginning and ending balance for the Company’s Level 3 recurring fair value measurements (investments available-for-sale) included in the Lennar Homebuilding segment’s other assets for the three months ended February 29, 2012:

(In thousands)	Three Months Ended February 29, 2012
Investments available-for-sale, beginning of period	$42,892
Purchases (1)	14,928
Sales	(6,436)
Settlements (2)	(33,148)

Investments available-for-sale, end of period	$18,236

(1)	Represents investments in community development district bonds that mature at various dates between 2022 and 2042.
(2)	The investments available-for-sale that were settled during the three months ended February 29, 2012 related to investments in community development district bonds, which were in default by the borrower and which the Company foreclosed on the underlying real estate collateral. Therefore, these investments were reclassified from other assets to land and land under development.

The Company’s assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded valuation adjustments and write-offs and Rialto Investments real estate owned assets. The fair value included in the tables below represent only those assets whose carrying value were adjusted to fair value during the respective periods disclosed. The assets measured at fair value on a nonrecurring basis are summarized below:

Non-financial assets	Fair Value Hierarchy	Fair Value Three Months Ended February 29, 2012	Total Gains (Losses) (1)
(In thousands)
Lennar Homebuilding:
Finished homes and construction in progress (2)	Level 3	$1,548	(2,025)
Rialto Investments:
REO - held-for-sale (3)	Level 3	$11,423	(462)
REO - held-and-used, net (4)	Level 3	$54,289	2,414

(1)	Represents total losses due to valuation adjustments and impairments, and total gains from acquisitions of real estate through foreclosure recorded during the three months ended February 29, 2012.
(2)	Finished homes and construction in progress with an aggregate carrying value of $3.5 million were written down to their fair value of $1.5 million, resulting in valuation adjustments of $2.0 million, which were included in Lennar Homebuilding costs and expenses in the Company’s statement of operations for the three months ended February 29, 2012.
(3)	REO, held-for-sale, assets are initially recorded at fair value less estimated costs to sell at the time of acquisition through, or in lieu of, loan foreclosure. Upon acquisition, the REO, held-for-sale, had a carrying value of $0.3 million and a fair value of $1.1 million. The fair value of REO, held-for-sale, is based upon the appraised value at the time of foreclosure or management’s best estimate. The gains upon acquisition of REO, held-for-sale, were $0.8 million. As part of management’s periodic valuations of its REO, held-for-sale, during the three months ended February 29, 2012, REO, held-for-sale, with an aggregate value of $11.5 million were written down to their fair value of $10.3 million, resulting in impairments of $1.2 million. These gains and impairments are included within Rialto Investments other income (expense), net in the Company’s statement of operations for the three months ended February 29, 2012.
(4)	REO, held-and-used, net, assets are initially recorded at fair value at the time of acquisition through, or in lieu of, loan foreclosure. Upon acquisition, the REO, held-and-used, net, had a carrying value of $41.2 million and a fair value of $46.2 million. The fair value of REO, held-and-used, net, is based upon the appraised value at the time of foreclosure or management’s best estimate. The gains upon acquisition of REO, held-and-used, net, were $5.0 million. As part of management’s periodic valuations of its REO, held-and-used, net, during the three months ended February 29, 2012, REO, held-and-used, net, with an aggregate value of $10.6 million were written down to their fair value of $8.0 million, resulting in impairments of $2.6 million. These gains and impairments are included within Rialto Investments other income (expense), net in the Company’s statement of operations for the three months ended February 29, 2012.

Non-financial assets	Fair Value Hierarchy	Fair Value Three Months Ended February 28, 2011	Total Gains (Losses) (1)
(In thousands)
Lennar Homebuilding:
Finished homes and construction in progress (2)	Level 3	$4,332	(4,812)
Investments in unconsolidated entities (3)	Level 3	$529	(8,262)
Rialto Investments:
REO - held-for-sale (4)	Level 3	$185,641	16,940
REO - held-and-used, net (5)	Level 3	$7,343	169

(1)	Represents total losses due to valuation adjustments and total gains from acquisitions of real estate through foreclosure recorded during the three months ended February 28, 2011.
(2)	Finished homes and construction in progress with an aggregate carrying value of $9.1 million were written down to their fair value of $4.3 million, resulting in valuation adjustments of $4.8 million, which were included in Lennar Homebuilding costs and expenses in the Company’s statement of operations for the three months ended February 28, 2011.
(3)	Lennar Homebuilding investments in unconsolidated entities with an aggregate carrying value of $8.8 million were written down to their fair value of $0.5 million, resulting in valuation adjustments of $8.3 million, which were included in Lennar Homebuilding other income, net in the Company’s statement of operations for the three months ended February 28, 2011.

(4)	REO, held-for-sale, assets are initially recorded at fair value less estimated costs to sell at the time of acquisition through, or in lieu of, loan foreclosure. Upon acquisition, the REO, held-for-sale, had a carrying value of $168.7 million and a fair value of $185.6 million. The fair value of REO, held-for-sale, is based upon the appraised value at the time of foreclosure or management’s best estimate. The gains upon acquisition of REO, held-for-sale, were $16.9 million and are included within Rialto Investments other income (expense), net in the Company’s statement of operations for the three months ended February 28, 2011.
(5)	REO, held-and-used, net, assets are initially recorded at fair value at the time of acquisition through, or in lieu of, loan foreclosure. Upon acquisition, the REO, held-and-used, net, had a carrying value of $7.1 million and a fair value of $7.3 million. The fair value of REO, held-and-used, net, is based upon the appraised value at the time of foreclosure or management’s best estimate. The gains upon acquisition of REO, held-and-used, net, were $0.2 million and are included within Rialto Investments other income (expense), net in the Company’s statement of operations for the three months ended February 28, 2011.

Finished homes and construction in progress are included within inventories. Inventories are stated at cost unless the inventory within a community is determined to be impaired, in which case the impaired inventory is written down to fair value. Inventory costs include land, land development and home construction costs, real estate taxes, deposits on land purchase contracts and interest related to development and construction. Construction overhead and selling expenses are expensed as incurred. Homes held-for-sale are classified as inventories until delivered. Land, land development, amenities and other costs are accumulated by specific area and allocated to homes within the respective areas. The Company reviews its inventory for indicators of impairment by evaluating each community during each reporting period. The inventory within each community is categorized as finished homes and construction in progress or land under development based on the development state of the community. There were 426 and 447 active communities as of February 29, 2012 and February 28, 2011, respectively. If the undiscounted cash flows expected to be generated by a community are less than its carrying amount, an impairment charge is recorded to write down the carrying amount of such community to its estimated fair value.

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

REO represents real estate that the Rialto segment has taken control or has effective control of in partial or full satisfaction of loans receivable. At the time of acquisition of a property through foreclosure of a loan, REO is recorded at fair value less estimated costs to sell if classified as held-for-sale or at fair value if classified as held-and-used, which becomes the property’s new basis. The fair values of these assets are determined in part by placing reliance on third party appraisals of the properties and/or internally prepared analyses of recent offers or prices on comparable properties in the proximate vicinity. The third party appraisals and internally developed analyses are significantly impacted by the local market economy, market supply and demand, competitive conditions and prices on comparable properties, adjusted for date of sale, location, property size, and other factors. Each REO is unique and is analyzed in the context of the particular market where the property is located. In order to establish the significant assumptions for a particular REO, the Company analyzes historical trends, including trends achieved by our local homebuilding operations, if applicable, and current trends in the market and economy impacting the REO. Using available trend information, the Company then calculates its best estimate of fair value, which can include projected cash flows discounted at a rate the Company believes a market participant would determine to be commensurate with the inherent risks associated with the assets and related estimated cash flow streams.

Changes in economic factors, consumer demand and market conditions, among other things, could materially impact estimates used in the third party appraisals and/or internally prepared analyses of recent offers or prices on comparable properties. Thus, estimates can differ significantly from the amounts ultimately realized by the Rialto segment from disposition of these assets. The amount by which the recorded investment in the loan is less than the REO’s fair value (net of estimated cost to sell if held-for-sale), is recorded as an unrealized gain on foreclosure in the Company’s statement of operations. The amount by which the recorded investment in the loan is greater than the REO’s fair value (net of estimated cost to sell if held-for-sale) is initially recorded as an impairment in the Company’s statement of operations.

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

The Company evaluated the joint venture agreements of its joint ventures that had reconsideration events during the three months ended February 29, 2012. Based on the Company’s evaluation, there were no entities that consolidated during the three months ended February 29, 2012. In addition, during the three months ended February 29, 2012, there were no VIEs that were deconsolidated.

At February 29, 2012 and November 30, 2011, the Company’s recorded investments in Lennar Homebuilding unconsolidated entities were $563.4 million and $545.8 million, respectively, and the Rialto segment’s investments in unconsolidated entities as of February 29, 2012 and November 30, 2011 were $149.7 million and $124.7 million, respectively.

Consolidated VIEs

As of February 29, 2012, the carrying amounts of the VIEs’ assets and non-recourse liabilities that consolidated were $2.1 billion and $0.7 billion, respectively. Those assets are owned by, and those liabilities are obligations of, the VIEs, not the Company.

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

Unconsolidated VIEs

The Company’s recorded investment in VIEs that are unconsolidated and its estimated maximum exposure to loss were as follows:

As of February 29, 2012

(In thousands)	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss
Lennar Homebuilding (1)	$98,616	126,077
Rialto Investments (2)	98,399	105,899

	$197,015	231,976

As of November 30, 2011

(In thousands)	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss
Lennar Homebuilding (1)	$94,517	123,038
Rialto Investments (2)	88,076	95,576

	$182,593	218,614

(1)	At both February 29, 2012 and November 30, 2011, the maximum exposure to loss of Lennar Homebuilding’s investments in unconsolidated VIEs is limited to its investment in the unconsolidated VIEs, except with regard to $27.4 million and $28.3 million, respectively, of recourse debt of one of the unconsolidated VIEs, which is included in the Company’s maximum recourse related to Lennar Homebuilding unconsolidated entities.
(2)	For Rialto’s investment in unconsolidated VIEs, the Company made a $75 million commitment to fund capital in the AB PPIP fund. As of both February 29, 2012 and November 30, 2011, the Company had contributed $67.5 million of the $75 million commitment, and it cannot walk away from its remaining commitment to fund capital. Therefore, as of February 29, 2012 and November 30, 2011, the maximum exposure to loss for Rialto’s unconsolidated VIEs was higher than the carrying amount of its investments. In addition, at February 29, 2012 and November 30, 2011, investments in unconsolidated VIEs and Lennar’s maximum exposure to loss include $14.3 million and $14.1 million, respectively, related to Rialto’s investments held-to-maturity.

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

The Company and other partners do not generally have an obligation to make capital contributions to the VIEs, except for the Company’s $7.5 million remaining commitment to the AB PPIP fund as of February 29, 2012 and $27.4 million of recourse debt of one of the Lennar Homebuilding unconsolidated VIEs. The Company and the other partners did not guarantee any debt of these unconsolidated VIEs. There are no liquidity arrangements or agreements to fund capital or purchase assets that could require the Company to provide financial support to the VIEs. While the Company has option contracts to purchase land from certain of its unconsolidated VIEs, the Company is not required to purchase the assets and could walk away from the contracts.

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

The Company evaluates all option contracts for land to determine whether they are VIEs and, if so, whether the Company is the primary beneficiary of certain of these option contracts. Although the Company does not have legal title to the optioned land, if the Company is deemed to be the primary beneficiary, it is required to consolidate the land under option at the purchase price of the optioned land. During the three months ended February 29, 2012, the effect of consolidation of these option contracts was a net increase of $2.1 million to consolidated inventory not owned with a corresponding increase to liabilities related to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of February 29, 2012. To reflect the purchase price of the inventory consolidated, the Company reclassified the related option deposits from land under development to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of February 29, 2012. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and the Company’s cash deposits. The increase to consolidated inventory not owned was offset by the Company exercising its options to acquire land under certain contracts previously consolidated resulting in a net decrease in consolidated inventory not owned of $9.7 million for the three months ended February 29, 2012.

The Company’s exposure to loss related to its option contracts with third parties and unconsolidated entities consisted of its non-refundable option deposits and pre-acquisition costs totaling $159.8 million and $156.8 million, respectively, at February 29, 2012 and November 30, 2011. Additionally, the Company had posted $44.4 million and $44.1 million, respectively, of letters of credit in lieu of cash deposits under certain option contracts as of February 29, 2012 and November 30, 2011.

(16)	New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements, (“ASU 2010-06”), which requires additional disclosures about transfers between Levels 1 and 2 of the fair value hierarchy and disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements. The Company adopted ASU 2010-06 for its second quarter ended May 31, 2010, except for the Level 3 activity disclosures which were effective for the Company’s fiscal year beginning December 1, 2011. The adoption of this ASU did not have a material effect on the Company’s condensed consolidated financial statements, but did require additional disclosures.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, (“ASU 2011-04”). ASU 2011-04 amends ASC 820, Fair Value Measurements, (“ASC 820”), providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the ASC 820 disclosure requirements, particularly for Level 3 fair value measurements. ASU 2011-04 will be effective for the Company’s quarter ending May 31, 2012. The adoption of ASU 2011-04 is not expected to have a material effect on the Company’s condensed consolidated financial statements, but may require certain additional disclosures.

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

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, (“ASU 2011-08”), which amends the guidance in ASC 350-20, Intangibles – Goodwill and Other – Goodwill. Under ASU 2011-08, entities have the option of performing a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, then entities are required to perform the two-step goodwill impairment test. ASU 2011-08 will be effective for the Company’s fiscal year beginning December 1, 2012, with early adoption permitted. The adoption of ASU 2011-08 is not expected to have a material effect on the Company’s condensed consolidated financial statements.

(17)	Supplemental Financial Information

The indentures governing the principal amounts of the Company’s 5.95% senior notes due 2013, 5.50% senior notes due 2014, 5.60% senior notes due 2015, 6.50% senior notes due 2016, 12.25% senior notes due 2017, 6.95% senior notes due 2018, 2.00% convertible senior notes due 2020, 2.75% convertible senior notes due 2020 and 3.25% convertible senior notes due 2021 require that, if any of the Company’s wholly owned subsidiaries, other than its finance company subsidiaries and foreign subsidiaries, directly or indirectly guarantee at least $75 million principal amount of debt of Lennar Corporation, those subsidiaries must also guarantee Lennar Corporation’s obligations with regard to its senior notes. The entities referred to as “guarantors” in the following tables are subsidiaries that were guaranteeing the $150 million LC Agreement and the $200 million Letter of Credit Facility at February 29, 2012. Supplemental information for the guarantors is as follows:

Condensed Consolidating Balance Sheet

February 29, 2012

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Lennar Homebuilding:
Cash and cash equivalents, restricted cash and receivables, net	$676,284	147,285	24,342	—	847,911
Inventories	—	4,163,879	503,663	—	4,667,542
Investments in unconsolidated entities	—	519,592	43,772	—	563,364
Other assets	41,037	179,697	219,412	—	440,146
Investments in subsidiaries	3,356,188	599,693	—	(3,955,881)	—

	4,073,509	5,610,146	791,189	(3,955,881)	6,518,963
Rialto Investments	—	—	1,751,721	—	1,751,721
Lennar Financial Services	—	150,754	446,056	—	596,810

Total assets	$4,073,509	5,760,900	2,988,966	(3,955,881)	8,867,494

LIABILITIES AND EQUITY
Lennar Homebuilding:
Accounts payable and other liabilities	$234,448	476,587	21,583	—	732,618
Liabilities related to consolidated inventory not owned	—	317,136	—	—	317,136
Senior notes and other debts payable	2,976,583	277,466	218,888	—	3,472,937
Intercompany	(1,860,318)	1,288,416	571,902	—	—

	1,350,713	2,359,605	812,373	—	4,522,691
Rialto Investments	—	—	612,144	—	612,144
Lennar Financial Services	—	45,107	364,299	—	409,406

Total liabilities	1,350,713	2,404,712	1,788,816	—	5,544,241
Stockholders’ equity	2,722,796	3,356,188	599,693	(3,955,881)	2,722,796
Noncontrolling interests	—	—	600,457	—	600,457

Total equity	2,722,796	3,356,188	1,200,150	(3,955,881)	3,323,253

Total liabilities and equity	$4,073,509	5,760,900	2,988,966	(3,955,881)	8,867,494

(17)	Supplemental Financial Information – (Continued)

Condensed Consolidating Balance Sheet

November 30, 2011

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Lennar Homebuilding:
Cash and cash equivalents, restricted cash and receivables, net	$871,376	190,483	24,920	—	1,086,779
Inventories	—	3,822,009	538,526	—	4,360,535
Investments in unconsolidated entities	—	502,363	43,397	—	545,760
Other assets	35,722	269,392	219,580	—	524,694
Investments in subsidiaries	3,368,336	611,311	—	(3,979,647)	—

	4,275,434	5,395,558	826,423	(3,979,647)	6,517,768
Rialto Investments	—	—	1,897,148	—	1,897,148
Lennar Financial Services	—	149,842	589,913	—	739,755

Total assets	$4,275,434	5,545,400	3,313,484	(3,979,647)	9,154,671

LIABILITIES AND EQUITY
Lennar Homebuilding:
Accounts payable and other liabilities	$290,337	483,590	29,405	—	803,332
Liabilities related to consolidated inventory not owned	—	326,200	—	—	326,200
Senior notes and other debts payable	2,922,855	215,840	224,064	—	3,362,759
Intercompany	(1,634,226)	1,105,872	528,354	—	—

	1,578,966	2,131,502	781,823	—	4,492,291
Rialto Investments	—	—	796,120	—	796,120
Lennar Financial Services	—	45,562	517,173	—	562,735

Total liabilities	1,578,966	2,177,064	2,095,116	—	5,851,146
Stockholders’ equity	2,696,468	3,368,336	611,311	(3,979,647)	2,696,468
Noncontrolling interests	—	—	607,057	—	607,057

Total equity	2,696,468	3,368,336	1,218,368	(3,979,647)	3,303,525

Total liabilities and equity	$4,275,434	5,545,400	3,313,484	(3,979,647)	9,154,671

(17)	Supplemental Financial Information – (Continued)

Condensed Consolidating Statement of Operations

Three Months Ended February 29, 2012

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Lennar Homebuilding	$—	624,028	405	—	624,433
Lennar Financial Services	—	34,550	37,982	(4,317)	68,215
Rialto Investments	—	—	32,208	—	32,208

Total revenues	—	658,578	70,595	(4,317)	724,856

Cost and expenses:
Lennar Homebuilding	—	580,510	4,375	(140)	584,745
Lennar Financial Services	—	34,966	28,918	(3,919)	59,965
Rialto Investments	—	78	33,370	(78)	33,370
Corporate general and administrative	25,499	—	—	1,343	26,842

Total costs and expenses	25,499	615,554	66,663	(2,794)	704,922

Lennar Homebuilding equity in earnings (loss) from unconsolidated entities	—	1,141	(58)	—	1,083
Lennar Homebuilding other income (expense), net	(77)	4,058	—	86	4,067
Other interest expense	(1,437)	(24,849)	—	1,437	(24,849)
Rialto Investments equity in earnings from unconsolidated entities	—	—	18,458	—	18,458
Rialto Investments other expense, net	—	—	(12,240)	—	(12,240)

Earnings (loss) before income taxes	(27,013)	23,374	10,092	—	6,453
Benefit (provision) for income taxes	12,609	(6,034)	(5,051)	—	1,524
Equity in earnings from subsidiaries	29,372	12,032	—	(41,404)	—

Net earnings (including net loss attributable to noncontrolling interests)	14,968	29,372	5,041	(41,404)	7,977
Less: Net loss attributable to noncontrolling interests	—	—	(6,991)	—	(6,991)

Net earnings attributable to Lennar	$14,968	29,372	12,032	(41,404)	14,968

(17)	Supplemental Financial Information – (Continued)

Condensed Consolidating Statement of Operations

Three Months Ended February 28, 2011

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Lennar Homebuilding	$—	458,957	7,752	—	466,709
Lennar Financial Services	—	33,994	38,365	(14,646)	57,713
Rialto Investments	—	—	33,623	—	33,623

Total revenues	—	492,951	79,740	(14,646)	558,045

Cost and expenses:
Lennar Homebuilding	—	434,220	15,635	(2,092)	447,763
Lennar Financial Services	—	35,770	32,337	(11,577)	56,530
Rialto Investments	—	—	28,349	—	28,349
Corporate general and administrative	22,231	—	—	1,121	23,352

Total costs and expenses	22,231	469,990	76,321	(12,548)	555,994

Lennar Homebuilding equity in earnings (loss) from unconsolidated entities	—	8,683	(22)	—	8,661
Lennar Homebuilding other income, net	9,676	29,951	—	(9,667)	29,960
Other interest expense	(11,765)	(22,079)	—	11,765	(22,079)
Rialto Investments equity in earnings from unconsolidated entities	—	—	4,525	—	4,525
Rialto Investments other income, net	—	—	13,203	—	13,203

Earnings (loss) before income taxes	(24,320)	39,516	21,125	—	36,321
Benefit (provision) for income taxes	13,109	(9,801)	(903)	—	2,405
Equity in earnings from subsidiaries	38,617	8,902	—	(47,519)	—

Net earnings (including net earnings attributable to noncontrolling interests)	27,406	38,617	20,222	(47,519)	38,726
Less: Net earnings attributable to noncontrolling interests	—	—	11,320	—	11,320

Net earnings attributable to Lennar	$27,406	38,617	8,902	(47,519)	27,406

(17)	Supplemental Financial Information – (Continued)

Condensed Consolidating Statement of Cash Flows

Three Months Ended February 29, 2012

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net earnings (including net loss attributable to noncontrolling interests)	$14,968	29,372	5,041	(41,404)	7,977
Adjustments to reconcile net earnings (including net loss attributable to noncontrolling interests) to net cash provided by (used in) operating activities	(46,874)	(229,062)	94,111	41,404	(140,421)

Net cash provided by (used in) operating activities	(31,906)	(199,690)	99,152	—	(132,444)

Cash flows from investing activities:
Investments in and contributions to Lennar Homebuilding unconsolidated entities, net	—	(16,465)	(448)	—	(16,913)
Investments in and contributions to Rialto Investments consolidated and unconsolidated entities, net	—	—	(7,213)	—	(7,213)
Decrease in Rialto Investments defeasance cash to retire notes payable	—	—	108,163	—	108,163
Receipts of principal payments on Rialto Investments loans receivable	—	—	33,549	—	33,549
Proceeds from sales of Rialto Investments real estate owned	—	—	37,868	—	37,868
Other	—	5,147	(3,895)	—	1,252

Net cash provided by (used in) investing activities	—	(11,318)	168,024	—	156,706

Cash flows from financing activities:
Net repayments under Lennar Financial Services debt	—	(55)	(150,629)	—	(150,684)
Net proceeds from convertible senior notes	48,965	—	—	—	48,965
Principal repayments on Rialto Investments notes payable	—	—	(170,026)	—	(170,026)
Net borrowings (repayments) on other borrowings	—	12,296	(4,473)		7,823
Exercise of land option contracts from an unconsolidated land investment venture	—	(4,628)	—	—	(4,628)
Net receipts related to noncontrolling interests	—	—	391	—	391
Common stock:
Issuances	10,761	—	—	—	10,761
Dividends	(7,562)	—	—	—	(7,562)
Intercompany	(212,652)	165,478	47,174	—	—

Net cash provided by (used in) financing activities	(160,488)	173,091	(277,563)	—	(264,960)

Net decrease in cash and cash equivalents	(192,394)	(37,917)	(10,387)	—	(240,698)
Cash and cash equivalents at beginning of period	864,237	172,018	127,349	—	1,163,604

Cash and cash equivalents at end of period	$671,843	134,101	116,962	—	922,906

(17)	Supplemental Financial Information – (Continued)

Condensed Consolidating Statement of Cash Flows

Three Months Ended February 28, 2011

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net earnings (including net earnings attributable to noncontrolling interests)	$27,406	38,617	20,222	(47,519)	38,726
Adjustments to reconcile net earnings (including net earnings attributable to noncontrolling interests) to net cash provided by (used in) operating activities	(15,550)	(187,700)	126,680	47,519	(29,051)

Net cash provided by (used in) operating activities	11,856	(149,083)	146,902	—	9,675

Cash flows from investing activities:
Investments in and contributions to Lennar Homebuilding unconsolidated entities, net	—	(16,752)	(795)	—	(17,547)
Investments in and contributions to Rialto Investments consolidated and unconsolidated entities, net	—	—	(10,575)	—	(10,575)
Increase in Rialto Investments defeasance cash to retire notes payable	—	—	(24,250)	—	(24,250)
Receipts of principal payments on Rialto Investments loans receivable	—	—	49,954	—	49,954
Other	—	(4,560)	4,842	—	282

Net cash provided (used in) by investing activities	—	(21,312)	19,176	—	(2,136)

Cash flows from financing activities:
Net repayments under Lennar Financial Services debt	—	(5)	(149,334)	—	(149,339)
Net repayments on other borrowings	—	(12,510)	(15,253)	—	(27,763)
Exercise of land option contracts from an unconsolidated land investment venture	—	(10,855)	—	—	(10,855)
Net payments related to noncontrolling interests	—	—	(4,674)	—	(4,674)
Excess tax benefits from share-based awards	258	—	—	—	258
Common stock:
Issuances	4,754	—	—	—	4,754
Dividends	(7,469)	—	—	—	(7,469)
Intercompany	(182,844)	162,765	20,079	—	—

Net cash provided by (used in) financing activities	(185,301)	139,395	(149,182)	—	(195,088)

Net (decrease) increase in cash and cash equivalents	(173,445)	(31,000)	16,896	—	(187,549)
Cash and cash equivalents at beginning of period	1,071,542	179,215	143,378	—	1,394,135

Cash and cash equivalents at end of period	$898,097	148,215	160,274	—	1,206,586

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included under Item 1 of this Report and our audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for our fiscal year ended November 30, 2011.

Some of the statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Quarterly Report on Form 10-Q, are “forward-looking statements,” as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include statements regarding our business, financial condition, results of operations, cash flows, strategies and prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those described under the caption “Risk Factors” included in Item 1A of our Annual Report on Form 10-K for our fiscal year ended November 30, 2011. We do not undertake any obligation to update forward-looking statements, except as required by Federal securities laws.

Outlook

During the first quarter of 2012, we reported diluted earnings per share of $0.08, making this our eighth consecutive quarter of profitability. We benefited greatly from our strategic capital investments in new higher margin communities, which helped us drive a 20.9% home sales gross margin in the first quarter of 2012 and improve our operating margin by 240 basis points over last year.

We continue to manage our homebuilding business carefully with tight controls over our costs and an intense focus on improving our gross margins. As evidenced by a 33% year-over year increase in new orders, we believe that we are seeing the housing market stabilize, driven by a combination of low home prices and low interest rates, making the decision to purchase a new home more attractive, compared to the heated rental market. We have been able to increase sales prices and have started to reduce sales incentives in some of our communities. We have also seen a noticeable improvement in our sales pace per community, which should lead to an increase in the operating leverage of our homebuilding segment in the second half of 2012. We continue to make carefully underwritten strategic acquisitions in well-positioned markets that will support our homebuilding operations going forward.

Our Rialto Investments segment has continued to contribute earnings to our operating results in the first quarter of 2012, generating $9.4 million of pre-tax earnings (including $4.3 million of net loss attributable to noncontrolling interests). Rialto remains focused on maximizing the value of its assets, which it purchased at significant discounts; however, the timing of these asset resolutions varies from quarter to quarter. We expect this segment to continue to be a growing component of our operating earnings in the future as we continue to evaluate and execute on potential opportunities and as the market continues to improve.

Our strong balance sheet and significant liquidity puts us in an excellent position to capitalize on opportunities and we believe that the strategic investments we have made in our Homebuilding and Rialto segments positions us well to have our third consecutive profitable year in 2012.

(1) Results of Operations

Overview

We historically have experienced, and expect to continue to experience, variability in quarterly results. Our results of operations for the three months ended February 29, 2012 are not necessarily indicative of the results to be expected for the full year.

Our net earnings attributable to Lennar were $15.0 million, or $0.08 per basic share and diluted share, in the first quarter of 2012, compared to net earnings attributable to Lennar of $27.4 million, or $0.15 per basic share and $0.14 per diluted share, in the first quarter of 2011, which included $37.5 million, or $0.19 per diluted share, related to the receipt of a non-recurring litigation settlement. During the three months ended February 29, 2012, there was an increase in operating results primarily due to an increase in the number of home deliveries and in the average sales price of homes delivered.

Financial information relating to our operations was as follows:

(In thousands)	February 29, 2012	February 28, 2011
Lennar Homebuilding revenues:
Sales of homes	$610,700	457,869
Sales of land	13,733	8,840

Total Lennar Homebuilding revenues	624,433	466,709

Lennar Homebuilding costs and expenses:
Cost of homes sold	482,822	366,199
Cost of land sold	10,836	6,389
Selling, general and administrative	91,087	75,175

Total Lennar Homebuilding costs and expenses	584,745	447,763

Lennar Homebuilding operating margins	39,688	18,946
Lennar Homebuilding equity in earnings from unconsolidated entities	1,083	8,661
Lennar Homebuilding other income, net	4,067	29,960
Other interest expense	(24,849)	(22,079)

Lennar Homebuilding operating earnings	$19,989	35,488

Lennar Financial Services revenues	$68,215	57,713
Lennar Financial Services costs and expenses	59,965	56,530

Lennar Financial Services operating earnings	$8,250	1,183

Rialto Investments revenues	$32,208	33,623
Rialto Investments costs and expenses	33,370	28,349
Rialto Investments equity in earnings from unconsolidated entities	18,458	4,525
Rialto Investments other income (expense), net	(12,240)	13,203

Rialto Investments operating earnings	$5,056	23,002

Total operating earnings	$33,295	59,673
Corporate general administrative expenses	(26,842)	(23,352)

Earnings before income taxes	$6,453	36,321

Revenues from home sales increased 33% in the first quarter of 2012 to $610.7 million from $457.9 million in 2011. Revenues were higher primarily due to a 3% increase in the average sales price of homes delivered and 30% increase in the number of home deliveries, excluding unconsolidated entities. New home deliveries, excluding unconsolidated entities, increased to 2,472 homes in the first quarter of 2012 from 1,903 homes last year. There was an increase in home deliveries in all of our Homebuilding segments and Homebuilding Other as a result of an increase in demand as evidenced by higher traffic volume in our communities, compared to the same period last year resulting in higher home sales per community. The average sales price of homes delivered increased to $246,000 in the first quarter of 2012 from $240,000 in the same period last year, driven primarily by an increase in the average sales price of home deliveries in all of our Homebuilding segments because as the housing market continues to stabilize, we have been able to increase the sales price of homes delivered in certain of our communities. Sales incentives offered to homebuyers were $34,200 per home delivered in the first quarter of 2012, or 12.2% as a percentage of home sales revenue, compared to $33,100 per home delivered in the same period last year, or 12.1% as a percentage of home sales revenue, and $33,900 per home delivered in the fourth quarter of 2011, or 12.2% as a percentage of home sales revenue. Currently, our biggest competition is from sales of existing and foreclosed homes. We differentiate our new homes from those homes by issuing new home warranties, and in certain markets emphasizing energy efficiency and new technology such as keyless door locks and lighting and thermostats controlled remotely from outside the home.

Gross margins on home sales were $127.9 million, or 20.9%, in the first quarter of 2012, compared to $91.7 million, or 20.0%, in the first quarter of 2011. Gross margin percentage on home sales improved compared to last year, primarily due to an increase in average sales price and lower valuation adjustments. Gross profits on land sales totaled $2.9 million in the first quarter of 2012, compared to $2.5 million in the first quarter of 2011.

Selling, general and administrative expenses were $91.1 million in the first quarter of 2012, compared to $75.2 million in the first quarter of 2011, which included $6.6 million related to expenses associated with remedying pre-existing liabilities of a previously acquired company, offset by $8.0 million of income related to the receipt of a non-recurring litigation settlement. As a percentage of revenues from home sales, selling, general and administrative expenses improved to 14.9% in the first quarter of 2012, from 16.4% in the first quarter of 2011 due to higher revenues.

Lennar Homebuilding equity in earnings from unconsolidated entities was $1.1 million in the first quarter of 2012, compared to $8.7 million, in the first quarter of 2011, which included our share of a gain on debt extinguishment at one of Lennar Homebuilding’s unconsolidated entities totaling $15.4 million, partially offset by $4.5 million of valuation adjustments related to assets of Lennar Homebuilding’s unconsolidated entities.

Lennar Homebuilding other income, net, totaled $4.1 million in the first quarter of 2012, compared to $30.0 million, in the first quarter of 2011, which included $29.5 million related to the receipt of a non-recurring litigation settlement. Lennar Homebuilding other income, net, in the first quarter of 2011 also included the recognition of $10.0 million of deferred management fees related to management services previously performed for one of Lennar Homebuilding’s unconsolidated entities. These amounts were partially offset by $13.1 million of valuation adjustments to our investments in Lennar Homebuilding’s unconsolidated entities in the first quarter of 2011.

Homebuilding interest expense was $41.3 million in the first quarter of 2012 ($16.1 million was included in cost of homes sold, $0.4 million in cost of land sold and $24.8 million in other interest expense), compared to $35.8 million in the first quarter of 2011 ($13.5 million was included in cost of homes sold, $0.2 million in cost of land sold and $22.1 million in other interest expense). Interest expense increased due to an increase in our outstanding debt compared to the same period last year.

Operating earnings for our Lennar Financial Services segment were $8.3 million in the first quarter of 2012, compared to operating earnings of $1.2 million in the first quarter of 2011. The increase in profitability was primarily due to improved operating leverage as a result of an increase in originations in the segment’s mortgage operations and reduced costs in the segment’s title operations.

In the first quarter of 2012, operating earnings for our Rialto Investments segment were $9.4 million, or $5.1 million (net of $4.3 million of net loss attributable to noncontrolling interests), compared to $11.0 million, or $23.0 million (which included $12.0 million of net earnings attributable to noncontrolling interests) in the same period last year. In the first quarter of 2012, revenues in this segment were $32.2 million, which consisted primarily of accretable interest income associated with the segment’s portfolio of real estate loans and fees for managing and servicing assets, compared to revenues of $33.6 million in the same period last year. In the first quarter of 2012, Rialto Investments other income (expense), net, was ($12.2) million, which consisted primarily of expenses related to owning and maintaining real estate owned, partially offset by rental income and gains from acquisition of real estate owned (“REO”) through foreclosure. In the first quarter of 2011, Rialto Investments other income, net was $13.2 million, which consisted primarily of gains from acquisition of REO through foreclosure.

The segment also had equity in earnings from unconsolidated entities of $18.5 million during the first quarter of 2012, which included $8.4 million of net gains primarily related to unrealized gains for our share of the mark-to-market adjustments of the investment portfolio underlying the AllianceBernstein L.P. (“AB”) fund formed under the Federal government’s Public-Private Investment Program (“PPIP”), $2.6 million of interest income earned by the AB PPIP fund and $7.6 million of equity in earnings related to our share of the Rialto Investments Real Estate Fund (the “Fund”). This compares to equity in earnings from unconsolidated entities of $4.5 million in the same period last year, which included $2.0 million of gains primarily related to unrealized gains for our share of the mark-to-market adjustments of the AB PPIP investments and $2.8 million of interest income earned by the AB PPIP fund, partially offset by other expenses. In the first quarter of 2012, expenses in this segment were $33.4 million, which consisted primarily of costs related to its portfolio operations, due diligence expenses related to both completed and abandoned transactions, and other general and administrative expenses, compared to expenses of $28.3 million in the same period last year.

Corporate general and administrative expenses were $26.8 million, or 3.7% as a percentage of total revenues, in the first quarter of 2012, compared to $23.4 million, or 4.2% as a percentage of total revenues, in the first quarter of 2011. The decrease in corporate general and administrative expenses as a percentage of total revenues was a result of an increase in total revenues due primarily to an increase in home deliveries.

Net earnings (loss) attributable to noncontrolling interests were ($7.0) million and $11.3 million, respectively, in the first quarter of 2012 and 2011. Net loss attributable to noncontrolling interests during the first quarter of 2012 was attributable to noncontrolling interests related to our Homebuilding and Rialto Investments segments. The Rialto Investments’ net loss attributable to noncontrolling interests related to the FDIC’s interest in the portfolio of real estate loans that we acquired in partnership with the FDIC and it was primarily due to the timing of deficiency collections and an increase in REO activity, which resulted in an increase in REO expenses due to payments made in the current year relating to prior year unpaid property taxes and legal expenses incurred to collect on deficiency judgments. Net earnings attributable to noncontrolling interests during the first quarter of 2011 were primarily related to the FDIC’s interest in the portfolio of real estate loans that we acquired in partnership with the FDIC.

Our overall effective income tax rates were (11.33%) and (9.62%), respectively, for the three months ended February 29, 2012 and February 28, 2011. During the three months ended February 29, 2012, we recorded a tax benefit of $1.5 million primarily related to a refund claim for certain losses carried back to a prior year. The change in the effective tax rate, compared with the same period during 2011, resulted primarily from lower earnings generated during the three months ended February 29, 2012.

A reduction of the carrying amounts of deferred tax assets by a valuation allowance is required if, based on available evidence, it is more likely than not that such assets will not be realized. At February 29, 2012, the Company continued its evaluation of whether the valuation allowance against its deferred tax assets was still needed. Although the Company’s performance and current positioning is bringing it closer to a conclusion that a valuation allowance is no longer needed, further evidence of a market recovery is needed to reverse the Company’s valuation allowance against its deferred tax assets during 2012.

Therefore, based upon all available positive and negative evidence, we concluded we still needed a valuation allowance against our deferred tax assets of $561.3 million at February 29, 2012. The valuation allowance against our deferred tax assets was $576.9 million at November 30, 2011. During the first quarter of fiscal 2012, we recorded a reversal of the deferred tax asset valuation allowance of $15.6 million primarily due to the net earnings generated during the period and an adjustment related to equity compensation.

Homebuilding Segments

We have grouped our homebuilding activities into five reportable segments, which we refer to as Homebuilding East, Homebuilding Central, Homebuilding West, Homebuilding Southeast Florida and Homebuilding Houston, based primarily upon similar economic characteristics, geography and product type. Information about homebuilding activities in states that do not have economic characteristics that are similar to those in other states in the same geographic area is grouped under “Homebuilding Other,” which is not a reportable segment. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to homebuilding segments are to those reportable segments.

At February 29, 2012, our reportable homebuilding segments and Homebuilding Other consisted of homebuilding divisions located in:

East: Florida(1), Georgia, Maryland, New Jersey, North Carolina, South Carolina and Virginia

Central: Arizona, Colorado and Texas(2)

West: California and Nevada

Southeast Florida: Southeast Florida

Houston: Houston, Texas

Other: Illinois and Minnesota

(1)	Florida in the East reportable segment excludes Southeast Florida, which is its own reportable segment.
(2)	Texas in the Central reportable segment excludes Houston, Texas, which is its own reportable segment.

The following tables set forth selected financial and operational information related to our homebuilding operations for the periods indicated:

Selected Financial and Operational Data

	Three Months Ended
(In thousands)	February 29, 2012	February 28, 2011
Revenues:
East:
Sales of homes	$236,264	178,762
Sales of land	8,569	3,609

Total East	244,833	182,371

Central:
Sales of homes	84,927	66,064
Sales of land	786	942

Total Central	85,713	67,006

West:
Sales of homes	122,850	96,382
Sales of land	235	—

Total West	123,085	96,382

Southeast Florida:
Sales of homes	49,789	35,091

Total West	49,789	35,091

Houston:
Sales of homes	80,768	48,664
Sales of land	4,066	4,289

Total Houston	84,834	52,953

Other
Sales of homes	36,102	32,906
Sales of land	77	—

Total Other	36,179	32,906

Total homebuilding revenues	$624,433	466,709

	Three Months Ended
(In thousands)	February 29, 2012	February 28, 2011
Operating earnings (loss):
East:
Sales of homes	$17,627	16,111
Sales of land	1,800	922
Equity in earnings (loss) from unconsolidated entities	31	(59)
Other income (expense), net	1,431	(5,575)
Other interest expense	(6,942)	(5,738)

Total East	13,947	5,661

Central:
Sales of homes (1)	4,039	(11,717)
Sales of land	92	736
Equity in loss from unconsolidated entities	(36)	(402)
Other income, net	709	121
Other interest expense	(3,740)	(3,862)

Total Central	1,064	(15,124)

West:
Sales of homes (1)	(2,227)	4,007
Sales of land	(73)	13
Equity in earnings from unconsolidated entities (2)	1,340	12,059
Other income, net (3)	1,823	41,006
Other interest expense	(8,436)	(7,740)

Total West	(7,573)	49,345

Southeast Florida:
Sales of homes	8,580	6,188
Equity in loss from unconsolidated entities	(245)	(318)
Other income (expense), net	444	(126)
Other interest expense	(2,145)	(1,570)

Total West	6,634	4,174

Houston:
Sales of homes	4,686	48
Sales of land	1,057	780
Equity in loss from unconsolidated entities	(7)	(10)
Other income (expense), net	(50)	167
Other interest expense	(1,170)	(1,026)

Total Houston	4,516	(41)

Other
Sales of homes	4,086	1,858
Sales of land	21	—
Equity in loss from unconsolidated entities	—	(2,609)
Other expense, net	(290)	(5,633)
Other interest expense	(2,416)	(2,143)

Total Other	1,401	(8,527)

Total homebuilding operating earnings	$19,989	35,488

(1)	Operating loss on the sales of homes in Homebuilding Central for the three months ended February 28, 2011 was impacted by $6.6 million of expenses associated with remedying pre-existing liabilities of a previously acquired company. Operating earnings on the sales of homes in Homebuilding West for the three months ended February 28, 2011 included $8.0 million related to the receipt of a non-recurring litigation settlement.
(2)	Equity in earnings from unconsolidated entities for the three months ended February 28, 2011 included our $15.4 million share of a gain on debt extinguishment at one of our Lennar Homebuilding unconsolidated entities.
(3)	Other income, net, for the three months ended February 28, 2011 included $29.5 million related to the receipt of a litigation settlement discussed previously in the Overview section and the recognition of $10.0 million of previously deferred management fee income related to one of Lennar Homebuilding’s unconsolidated entities.

Summary of Homebuilding Data

Deliveries:

	Three Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
East	1,062	831	$237,021	178,763	$223,000	215,000
Central	387	312	84,927	66,064	219,000	212,000
West	394	341	126,015	110,992	320,000	325,000
Southeast Florida	187	134	49,788	35,091	266,000	262,000
Houston	352	219	80,768	48,664	229,000	222,000
Other	100	86	36,103	32,905	361,000	383,000

Total	2,482	1,923	$614,622	472,479	$248,000	246,000

Of the total homes delivered listed above, 10 homes with a dollar value of $3.9 million and an average sales price of $392,000 represent home deliveries from unconsolidated entities for the three months ended February 29, 2012, compared to 20 home deliveries with a dollar value of $14.6 million and an average sales price of $731,000 for the three months ended February 28, 2011.

Sales Incentives (1):

	Three Months Ended
	Sales Incentives (In thousands)		Average Sales Incentives Per Home Delivered		Sales Incentives as a % of Revenue
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
East	$36,077	26,147	$34,100	31,500	13.3%	12.8%
Central	12,991	9,728	33,600	31,200	13.2%	12.9%
West	11,985	9,395	31,000	29,300	8.9%	8.9%
Southeast Florida	6,820	4,667	36,500	34,800	12.1%	11.7%
Houston	12,608	8,921	35,800	40,700	13.5%	15.5%
Other	3,973	4,086	39,700	47,500	9.9%	11.0%

Total	$84,454	62,944	$34,200	33,100	12.2%	12.1%

(1)	Sales incentives relate to home deliveries during the period, excluding deliveries by unconsolidated entities.

New Orders (2):

	Three Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
East	1,246	982	$292,490	207,591	$235,000	211,000
Central	481	341	104,051	71,120	216,000	209,000
West	515	388	157,598	127,979	306,000	330,000
Southeast Florida	225	176	62,462	49,899	278,000	284,000
Houston	424	266	97,947	59,653	231,000	224,000
Other	131	114	48,786	45,298	372,000	397,000

Total	3,022	2,267	$763,334	561,540	$253,000	248,000

(2)	New orders represent the number of new sales contracts executed with homebuyers, net of cancellations, during the three months ended February 29, 2012 and February 28, 2011.

Of the total new orders listed above, 23 homes with a dollar value of $8.9 million and an average sales price of $387,000 represent new orders from unconsolidated entities for the three months ended February 29, 2012, compared to 21 new orders with a dollar value of $16.9 million and an average sales price of $806,000 for the three months ended February 28, 2011.

Backlog:

	Homes		Dollar Value (In thousands)		Average Sales Price
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
East	1,132	906	$278,092	206,302	$246,000	228,000
Central	403	283	84,245	58,348	209,000	206,000
West	419	226	129,173	74,825	308,000	331,000
Southeast Florida	204	165	64,920	53,842	318,000	326,000
Houston	427	292	96,948	69,900	227,000	239,000
Other	126	76	58,007	34,245	460,000	451,000

Total	2,711	1,948	$711,385	497,462	$262,000	255,000

Of the total homes in backlog listed above, 15 homes with a backlog dollar value of $6.0 million and an average sales price of $399,000 represent the backlog from unconsolidated entities at February 29, 2012, compared with backlog from unconsolidated entities of 4 homes with a backlog dollar value of $4.5 million and an average sales price of $1.1 million at February 28, 2011.

Backlog represents the number of homes under sales contracts. Homes are sold using sales contracts, which are generally accompanied by sales deposits. In some instances, purchasers are permitted to cancel sales if they fail to qualify for financing or under certain other circumstances. The cancellation rates for the three months ended February 29, 2012 was within a range that is consistent with our historical cancellation rates. We experienced cancellation rates in our homebuilding segments and Homebuilding Other as follows:

	Three Months Ended
	February 29, 2012	February 28, 2011
East	18%	16%
Central	19%	21%
West	15%	14%
Southeast Florida	14%	15%
Houston	22%	23%
Other	7%	3%

Total	18%	17%

Homebuilding East: Homebuilding revenues increased for the three months ended February 29, 2012, compared to the three months ended February 28, 2011, primarily due to an increase in the number of home deliveries in all of the states in the segment, except New Jersey, which had a slight decrease and Maryland and Virginia, which was the same as prior year; and an increase in the average sales price of homes delivered in all of the states in the segment, except Florida, excluding Southeast Florida, in which the average sales price of homes delivered was the same for the three months ended February 29, 2012, compared to the same period last year. The increase in the number of deliveries was primarily driven by an increase in demand as evidenced by higher traffic volume in some of our communities, compared to the same period last year, resulting in an increase in our home sales per community. The increase in the average sales price of homes delivered was primarily because we have been able to increase the sales price of homes delivered in certain of our communities as the market continues to stabilize. Gross margins on home sales were $50.8 million, or 21.5%, in 2012, compared to gross margins on home sales of $39.6 million, or 22.1%, in 2011. Gross margin percentage on homes decreased compared to last year primarily due to an increase in sales incentives offered to homebuyers as a percentage of revenues from home sales (13.3% in 2012, compared to 12.8% in 2011).

Homebuilding Central: Homebuilding revenues increased for the three months ended February 29, 2012 compared to the three months ended February 28, 2011, primarily due to an increase in the number of home deliveries in all of the states in the segment and an increase in the average sales price of homes delivered in all states in the segment, except Colorado. The increase in the number of deliveries was primarily driven by an increase in demand as evidenced by higher traffic volume in some of our communities, compared to the same period last year, resulting in an increase in our home sales per community. The increase in the average sales price of homes delivered was primarily because we have been able to increase the sales price of homes delivered in certain of our communities as the market continues to stabilize. Gross margins on home sales were $15.0 million, or 17.7%, in 2012, compared to gross margins on home sales of $5.8 million, or 8.7%, in 2011. Gross margin percentage on homes sales improved compared to last year primarily due to a decrease in valuation adjustments and because gross margin on homes sales for the three months ended February 28, 2011 included $6.6 million of expenses associated with pre-existing home warranties in Texas, excluding Houston. In addition, sales incentives offered to homebuyers as a percentage of revenues from home sales were 13.2% in 2012, compared to 12.9% in 2011.

Homebuilding West: Homebuilding revenues increased for the three months ended February 29, 2012, compared to the three months ended February 28, 2011, primarily due to an increase in the number of home deliveries and an increase in the average sales price of homes delivered in all of the states in the segment. The increase in the number of deliveries was primarily driven by an increase in demand as evidenced by higher traffic volume in some of our communities, compared to the same period last year, resulting in an increase in our home sales per community. The increase in the average sales price of homes delivered was primarily because we have been able to increase the sales price of homes delivered in certain of our communities as the market continues to stabilize. Gross margins on home sales were $23.0 million, or 18.7%, in 2012, compared to gross margins on home sales of $21.4 million, or 22.2%, in 2011. Gross margin percentage on homes sales decreased compared to last year because gross margin on home sales for the three months ended February 28, 2011 included receipt of an $8.0 million non-recurring litigation settlement.

Homebuilding Southeast Florida: Homebuilding revenues increased for the three months ended February 29, 2012, compared to the three months ended February 28, 2011 primarily due to an increase in the number of home deliveries in this segment driven by an increase in demand as evidenced by higher traffic volume in some of our communities, compared to the same period last year, resulting in an increase in our home sales per community. Gross margins on home sales were $14.3 million, or 28.8%, in 2012, compared to gross margins on home sales of $9.9 million, or 28.3%, in 2011.

Homebuilding Houston: Homebuilding revenues increased for the three months ended February 29, 2012, compared to the three months ended February 28, 2011, primarily due to an increase in the number of home deliveries and an increase in the average sales price of homes delivered in this segment. The increase in the number of deliveries was primarily driven by an increase in demand as evidenced by higher traffic volume in some of our communities, compared to the same period last year, resulting in an increase in our home sales per community. The increase in the average sales price of homes delivered was primarily because we have been able to increase the sales price of homes delivered in certain of our communities as the market continues to stabilize. Gross margins on home sales were $15.2 million, or 18.8%, in 2012, compared to gross margins on home sales of $8.4 million, or 17.2%, in 2011. Gross margin percentage on homes sales improved compared to last year primarily due to a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales (13.5% in 2012, compared to 15.5% in 2011).

Homebuilding Other: Homebuilding revenues increased for the three months ended February 29, 2012, compared to the three months ended February 28, 2011, primarily due to an increase in the number of home deliveries in Minnesota, partially offset by a decrease in deliveries in Illinois. The increase in deliveries in Minnesota was primarily driven by an increase in demand as evidenced by higher traffic volume in some of our communities, compared to the same period last year, resulting in an increase in our home sales per community. Gross margins on home sales were $9.6 million, or 26.5%, in 2012, compared to gross margins on home sales of $6.7 million, or 20.2%, in 2011. Gross margin percentage on homes sales improved compared to last year primarily due a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales (9.9% in 2012, compared to 11.0% in 2011).

At February 29, 2012 and February 28, 2011, we owned 100,465 homesites and 91,007 homesites, respectively, and had access to an additional 16,621 homesites and 17,432 homesites, respectively, through either option contracts with third parties or agreements with unconsolidated entities in which we have investments. At November 30, 2011, we owned 94,684 homesites and had access to an additional 16,702 homesites through either option contracts with third parties or agreements with unconsolidated entities in which we have investments. At February 29, 2012, 2% of the homesites we owned were subject to home purchase contracts. At February 29, 2012 and February 28, 2011, our backlog of sales contracts was 2,711 homes ($711.4 million) and 1,948 homes ($497.5 million), respectively. The increase in backlog was primarily attributable to an increase in new orders in the three months ended February 29, 2012, compared to the three months ended February 28, 2011.

Lennar Financial Services Segment

Our Lennar Financial Services reportable segment provides mortgage financing, title insurance and closing services for both buyers of our homes and others. Substantially all of the loans the Lennar Financial Services segment originates are sold within a short period in the secondary mortgage market on a servicing released, non-recourse basis. After the loans are sold, we retain potential liability for possible claims by purchasers that we breached certain limited industry-standard representations and warranties in the loan sale agreements. The following table sets forth selected financial and operation information related to our Lennar Financial Services segment:

	Three Months Ended
(Dollars in thousands)	February 29, 2012	February 28, 2011
Revenues	$68,215	57,713
Costs and expenses	59,965	56,530

Operating earnings	$8,250	1,183

Dollar value of mortgages originated	$743,000	557,000

Number of mortgages originated	3,500	2,700

Mortgage capture rate of Lennar homebuyers	78%	77%

Number of title and closing service transactions	22,600	22,800

Number of title policies issued	27,300	32,600

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

The following table presents the results of operations of our Rialto segment for the periods indicated:

	Three Months Ended
(In thousands)	February 29, 2012	February 28, 2011
Revenues	$32,208	33,623
Costs and expenses	33,370	28,349
Rialto Investments equity in earnings from unconsolidated entities	18,458	4,525
Rialto Investments other income (expense), net	(12,240)	13,203

Operating earnings (1)	$5,056	23,002

(1)	Operating earnings for the three months ended February 29, 2012 and February 28, 2011 includes net earnings (loss) attributable to noncontrolling interests of ($4.3) million and $12.0 million respectively.

Distressed Asset Portfolios

In February 2010, the Rialto segment acquired indirectly 40% managing member equity interests in two limited liability companies (“LLCs”), in partnership with the FDIC. The LLCs hold performing and non-performing loans formerly owned by 22 failed financial institutions and when the Rialto segment acquired its interests in the LLCs, the two portfolios consisted of approximately 5,500 distressed residential and commercial real estate loans. The FDIC retained 60% equity interests in the LLCs and provided $626.9 million of financing with 0% interest, which is non-recourse to us and the LLCs. As of February 29, 2012, and November 30, 2011, the notes payable balance was $470.0 million and $626.9 million, respectively; however, as of February 29, 2012 and November 30, 2011, $111.2 million and $219.4 million, respectively, of cash collections on loans in excess of expenses has been deposited in a defeasance account, established for the repayment of the notes payable, under the agreement with the FDIC. The funds in the defeasance account will be used to retire the notes payable upon their maturity. During the three months ended February 29, 2012, the LLCs retired $156.9 million principal amount of the notes payable under the agreement with the FDIC through the defeasance account.

The LLCs met the accounting definition of variable interest entities (“VIEs”) and since we were determined to be the primary beneficiary, we consolidated the LLCs. At February 29, 2012, these consolidated LLCs had total combined assets and liabilities of $1.3 billion and $0.5 billion, respectively. At November 30, 2011, these consolidated LLCs had total combined assets and liabilities of $1.4 billion and $0.7 billion, respectively.

In September 2010, the Rialto segment acquired approximately 400 distressed residential and commercial real estate loans and over 300 REO properties from three financial institutions. We paid $310 million for the distressed real estate and real estate related assets of which, $124 million was financed through a 5-year senior unsecured note provided by one of the selling institutions. During the three months ended February 29, 2012, we retired $13.0 million principal amount of the 5-year senior unsecured note, thus as of February 29, 2012, there was $111 million outstanding.

Investments

An affiliate in the Rialto segment is a sub-advisor to the AB PPIP fund and receives management fees for sub-advisory services. We also made a commitment of $75 million to purchase an interest in the AB PPIP fund of which our remaining outstanding commitment as of February 29, 2012 was $7.5 million. As of February 29, 2012 and November 30, 2011, the carrying value of our investment in the AB PPIP fund was $75.5 million and $65.2 million, respectively.

In 2010, the Rialto segment completed the first closing of its Fund with initial equity commitments of approximately $300 million (including $75 million committed by us, of which our remaining outstanding commitment as of February 29, 2012 was $20.5 million). As of February 29, 2012, the equity commitments of the Fund were $700 million (including the $75 million committed by us). The Fund’s objective during its three-year investment period is to invest in distressed real estate assets and other related investments that fit within the Fund’s investment parameters. During the three months ended February 29, 2012, the Company contributed $7.3 million to the Fund. Total investor contributions to the Fund for the three months ended February 29, 2012 were $130.5 million and total investor contributions to the Fund since inception were $518.2 million. Since inception, the Fund has acquired distressed real estate asset portfolios and has invested in commercial mortgage backed securities (“CMBS”) at a discount to par value. As of February 29, 2012 and November 30, 2011, the carrying value of the Company’s investment in the Fund was $65.0 million and $50.1 million, respectively. For the three months ended February 29, 2012, the Company’s share of earnings from the Fund was $7.6 million.

In addition, in 2010, the Rialto segment also invested in approximately $43 million of non-investment grade CMBS for $19.4 million, representing a 55% discount to par value. As of February 29, 2012 and November 30, 2011, the carrying value of the investment securities was $14.3 million and $14.1 million, respectively.

Additionally, another subsidiary in the Rialto segment has approximately a 5% investment in a service and infrastructure provider to the residential home loan market (the “Servicer Provider”), which provides services to the consolidated LLCs, among others. As of February 29, 2012 and November 30, 2011, the carrying value of our investment in the Servicer Provider was $8.6 million and $8.8 million, respectively.

(2) Financial Condition and Capital Resources

At February 29, 2012, we had cash and cash equivalents related to our homebuilding, financial services and Rialto operations of $922.9 million, compared to $1,206.6 million at February 28, 2011.

We finance our land acquisition and development activities, construction activities, financial services activities, Rialto activities and general operating needs primarily with cash generated from our operations, debt issuances and equity offerings, as well as cash borrowed under our warehouse lines of credit.

Operating Cash Flow Activities

During the three months ended February 29, 2012 and February 28, 2011, cash provided by (used in) operating activities totaled ($132.4) million and $9.7 million, respectively. During the three months ended February 29, 2012, cash used in operating activities were impacted by a decrease in accounts payable and other liabilities and an increase in inventories due to strategic land purchases, partially offset by a decrease in receivables and a decrease in Lennar Financial Services loans held-for-sale.

During the three months ended February 28, 2011, cash provided by operating activities was positively impacted by our net earnings, a decrease in Financial Services loans held-for-sale and a decrease in receivables. This was partially offset by a decrease in accounts payable and other liabilities and an increase in inventories due to strategic land purchases.

Investing Cash Flow Activities

During the three months ended February 29, 2012 and February 28, 2011, cash provided by (used in) investing activities totaled $156.7 million and ($2.1) million, respectively. During the three months ended February 29, 2012, we received $33.5 million of principal payments on Rialto Investments loans receivable and $37.9 million of proceeds from the sale of REO. In addition, cash increased due to a $108.2 million decrease in Rialto Investments defeasance cash and $9.9 million of distributions of capital from Lennar Homebuilding unconsolidated entities. This was partially offset by $26.8 million of cash contributions to Lennar Homebuilding unconsolidated entities primarily for working capital and debt reduction and $7.3 million of cash contributions to the Fund, a Rialto Investments unconsolidated entity.

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

We are always evaluating the possibility of acquiring homebuilders and other companies. However, at February 29, 2012, we had no agreements or understandings regarding any significant transactions.

Financing Cash Flow Activities

During the three months ended February 29, 2012, our cash used in financing activities of $265.0 million was primarily attributed to principal repayments on Rialto Investments notes payable, net repayments under our Lennar Financial Services’ 364-day warehouse repurchase facilities and principal payments on other borrowings, partially offset by the receipt of proceeds of the sale of an additional $50 million aggregate principal amount of our 3.25% convertible senior notes due 2021 that the initial purchasers acquired to cover over-allotments. During the three months ended February 28, 2011, our cash used in financing activities of $195.1 million was primarily attributed to principal payments on other borrowings and net repayments under our Lennar Financial Services’ warehouse repurchase facilities.

Debt to total capital ratios are financial measures commonly used in the homebuilding industry and are presented to assist in understanding the leverage of our Lennar Homebuilding operations. Management believes providing this measure of leverage of our Lennar Homebuilding operations enables management and readers of our financial statements to better understand our financial position and performance. Lennar Homebuilding debt to total capital and net Lennar Homebuilding debt to total capital are calculated as follows:

(Dollars in thousands)	February 29, 2012	November 30, 2011	February 28, 2011
Lennar Homebuilding debt	$3,472,937	3,362,759	3,129,065
Stockholders’ equity	2,722,796	2,696,468	2,640,377

Total capital	$6,195,733	6,059,227	5,769,442

Lennar Homebuilding debt to total capital	56.1%	55.5%	54.2%

Lennar Homebuilding debt	$3,472,937	3,362,759	3,129,065
Less: Lennar Homebuilding cash and cash equivalents	792,165	1,024,212	1,014,000

Net Lennar Homebuilding debt	$2,680,772	2,338,547	2,115,065

Net Lennar Homebuilding debt to total capital (1)	49.6%	46.4%	44.5%

(1)	Net Lennar Homebuilding debt to total capital consists of net Lennar Homebuilding debt (Lennar Homebuilding debt less Lennar Homebuilding cash and cash equivalents) divided by total capital (net Lennar Homebuilding debt plus stockholders’ equity).

At February 29, 2012, Lennar Homebuilding debt to total capital was higher compared to February 28, 2011, due to the increase in Lennar Homebuilding debt as a result of an increase in senior notes, partially offset by an increase in stockholder’s equity primarily related to our net earnings.

Our Lennar Homebuilding average debt outstanding was $3.4 billion for the three months ended February 29, 2012, compared to $3.1 billion for the three months ended February 28, 2011. The average rate for interest incurred was 5.5% for the three months ended February 29, 2012, compared to 5.7% for the three months ended February 28, 2011. Interest incurred related to homebuilding debt for the three months ended February 29, 2012 was $53.3 million, compared to $49.9 million in the same period last year. The majority of our short-term financing needs, including financings for land acquisition and development activities and general operating needs, are met with cash generated from operations and proceeds from debt issuances.

At February 29, 2012, we had a $150 million Letter of Credit and Reimbursement Agreement with certain financial institutions, which may be increased to $200 million, but for which there are currently no commitments for the additional $50 million. In addition, at February 29, 2012, we had a $50 million Letter of Credit and Reimbursement Agreement with certain financial institutions that had a $50 million accordion feature for which there are currently no commitments, and a $200 million Letter of Credit Facility with a financial institution. We believe we were in compliance with our debt covenants at February 29, 2012.

Our performance letters of credit outstanding were $70.6 million and $68.0 million, respectively, at February 29, 2012 and November 30, 2011. Our financial letters of credit outstanding were $197.7 million and $199.3 million, respectively, at February 29, 2012 and November 30, 2011. Performance letters of credit are generally posted with regulatory bodies to guarantee our performance of certain development and construction activities, and financial letters of credit are generally posted in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral.

At February 29, 2012, our Lennar Financial Services segment had a 364-day warehouse repurchase facility with a maximum aggregate commitment of $100 million and an additional uncommitted amount of $50 million that matures in February 2013, and another 364-day warehouse repurchase facility with a maximum aggregate commitment of $175 million that matures in July 2012. The maximum aggregate commitment and uncommitted amount under these facilities totaled $275 million and $50 million, respectively, as of February 29, 2012.

Our Lennar Financial Services segment uses these facilities to finance its lending activities until the mortgage loans are sold to investors and expects the facilities to be renewed or replaced with other facilities when they mature. Borrowings under the facilities were $259.4 million and $410.1 million, respectively, at February 29, 2012 and November 30, 2011, and were collateralized by mortgage loans and receivables on loans sold to investors but not yet paid for with outstanding principal balances of $271.8 million and $431.6 million, respectively, at February 29, 2012 and November 30, 2011.

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

Changes in Capital Structure

We have a stock repurchase program which permits the purchase of up to 20 million shares of our outstanding common stock. During the three months ended February 29, 2012 and February 28, 2011, there were no repurchases of common stock under the stock repurchase program. As of February 29, 2012, 6.2 million shares of common stock can be repurchased in the future under the program.

During the three months ended February 29, 2012, treasury stock decreased by 0.3 million Class A common shares due to activity related to our equity compensation plan.

On February 10, 2012, we paid cash dividends of $0.04 per share for both our Class A and Class B common stock to holders of record at the close of business on January 27, 2012, as declared by our Board of Directors on January 12, 2012.

Based on our current financial condition and credit relationships, we believe that our operations and borrowing resources will provide for our current and long-term capital requirements at our anticipated levels of activity.

Off-Balance Sheet Arrangements

Lennar Homebuilding: Investments in Unconsolidated Entities

At February 29, 2012, we had equity investments in 36 unconsolidated entities (of which 8 had recourse debt, 8 non-recourse debt and 20 had no debt), compared to 35 unconsolidated entities at November 30, 2011. Historically, we invested in unconsolidated entities that acquired and developed land (1) for our homebuilding operations or for sale to third parties or (2) for the construction of homes for sale to third-party homebuyers. Through these entities, we primarily sought to reduce and share our risk by limiting the amount of our capital invested in land, while obtaining access to potential future homesites and allowing us to participate in strategic ventures. The use of these entities also, in some instances, enabled us to acquire land to which we could not otherwise obtain access, or could not obtain access on as favorable terms, without the participation of a strategic partner. Participants in these joint ventures have been land owners/developers, other homebuilders and financial or strategic partners. Joint ventures with land owners/developers have given us access to homesites owned or controlled by our partners. Joint ventures with other homebuilders have provided us with the ability to bid jointly with our partners for large land parcels. Joint ventures with financial partners have allowed us to combine our homebuilding expertise with access to our partners’ capital. Joint ventures with strategic partners have allowed us to combine our homebuilding expertise with the specific expertise (e.g. commercial or infill experience) of our partner. Each joint venture is governed by an executive committee consisting of members from the partners.

Summarized condensed financial information on a combined 100% basis related to Lennar Homebuilding’s unconsolidated entities that are accounted for by the equity method was as follows:

Statements of Operations and Selected Information

	Three Months Ended
(Dollars in thousands)	February 29, 2012	February 28, 2011
Revenues	$82,644	67,063
Costs and expenses	83,422	88,580
Other income	—	123,007

Net earnings (loss) of unconsolidated entities	$(778)	101,490

Our share of net earnings	$607	23,000
Lennar Homebuilding equity in earnings from unconsolidated entities	$1,083	8,661
Our cumulative share of net earnings - deferred at February 29, 2012 and February 28, 2011, respectively	$4,321	8,419
Our investments in unconsolidated entities	$563,364	642,874
Equity of the unconsolidated entities	$2,089,703	2,259,782

Our investment % in the unconsolidated entities	27%	28%

(1)	For the three months ended February 28, 2011, our share of net earnings recognized includes a $15.4 million gain related to our share of a $123.0 million gain on debt extinguishment at a Lennar Homebuilding unconsolidated entity, partially offset by $4.5 million of valuation adjustments related to assets of Lennar Homebuilding’s unconsolidated entities.

Balance Sheets

(In thousands)	February 29, 2012	November 30, 2011
Assets:
Cash and cash equivalents	$85,510	90,584
Inventories	2,952,727	2,895,241
Other assets	212,756	277,152

	$3,250,993	3,262,977

Liabilities and equity:
Account payable and other liabilities	$265,535	246,384
Debt	895,755	960,627
Equity	2,089,703	2,055,966

	$3,250,993	3,262,977

As of February 29, 2012, our recorded investments in Lennar Homebuilding unconsolidated entities were $563.4 million while the underlying equity in Lennar Homebuilding unconsolidated entities partners’ net assets was $657.5 million, primarily as a result of us buying at a discount the partners’ equity in a Lennar Homebuilding unconsolidated entity. At November 30, 2011, our recorded investments in Lennar Homebuilding unconsolidated entities were $545.8 million while the underlying equity in Lennar Homebuilding unconsolidated entities partners’ net assets was $628.1 million, primarily as a result of us buying at a discount the partners’ equity in a Lennar Homebuilding unconsolidated entity.

In fiscal 2007, we sold a portfolio of land to a strategic land investment venture with Morgan Stanley Real Estate Fund II, L.P., an affiliate of Morgan Stanley & Co., Inc., in which we have approximately a 20% ownership interest and 50% voting rights. Due to our continuing involvement, the transaction did not qualify as a sale by us under GAAP; thus, the inventory has remained on our condensed consolidated balance sheets in consolidated inventory not owned. As of February 29, 2012 and November 30, 2011, the portfolio of land (including land development costs) of $369.7 million and $372.0 million, respectively, is also reflected as inventory in the summarized condensed financial information related to Lennar Homebuilding’s unconsolidated entities in which we have investments.

Debt to total capital of the Lennar Homebuilding unconsolidated entities in which we have investments was calculated as follows:

(Dollars in thousands)	February 29, 2012	November 30, 2011
Debt	$895,755	960,627
Equity	2,089,703	2,055,966

Total capital	$2,985,458	3,016,593

Debt to total capital of our unconsolidated entities	30.0%	31.8%

Our investments in Lennar Homebuilding unconsolidated entities by type of venture were as follows:

(In thousands)	February 29, 2012	November 30, 2011
Land development	$471,947	461,077
Homebuilding	91,417	84,683

Total investments	$563,364	545,760

The summary of our net recourse exposure related to the Lennar Homebuilding unconsolidated entities in which we have investments was as follows:

(In thousands)	February 29, 2012	November 30, 2011
Several recourse debt - repayment	$51,518	62,408
Joint and several recourse debt - repayment	28,699	46,292

Lennar’s maximum recourse exposure	80,217	108,700
Less: joint and several reimbursement agreements with our partners	(24,627)	(33,795)

Lennar’s net recourse exposure	$55,590	74,905

During the three months ended February 29, 2012, our maximum recourse exposure related to indebtedness of Lennar Homebuilding unconsolidated entities decreased by $28.5 million, as a result of $2.9 million paid by us primarily through capital contributions to unconsolidated entities and $25.6 million primarily related to the joint ventures selling assets and other transactions.

As of February 29, 2012 and November 30, 2011, we had no obligation guarantees accrued. The obligation guarantees, if any, are estimated based on current facts and circumstances and any unexpected changes may lead us to incur obligation guarantees in the future.

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

In connection with a loan to a Lennar Homebuilding unconsolidated entity, we and our partners often guarantee to a lender either jointly and severally or on a several basis, any or all of the following: (i) the completion of the development, in whole or in part, (ii) indemnification of the lender from environmental issues, (iii) indemnification of the lender from “bad boy acts” of the unconsolidated entity (or full recourse liability in the event of unauthorized transfer or bankruptcy) and (iv) that the loan to value and/or loan to cost will not exceed a certain percentage (maintenance or remargining guarantee) or that a percentage of the outstanding loan will be repaid (repayment guarantee).

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

(In thousands)	February 29, 2012	November 30, 2011
Assets	$1,806,848	1,865,144
Liabilities	$782,415	815,815
Equity	$1,024,433	1,049,329

In addition, in most instances in which we have guaranteed debt of a Lennar Homebuilding unconsolidated entity, our partners have also guaranteed that debt and are required to contribute their share of the guarantee payment. Some of our guarantees are repayment guarantees and some are maintenance guarantees. In a repayment guarantee, we and our venture partners guarantee repayment of a portion or all of the debt in the event of a default before the lender would have to exercise its rights against the collateral. In the event of default, if our venture partner does not have adequate financial resources to meet its obligation under our reimbursement agreement, we may be liable for more than our proportionate share, up to our maximum recourse exposure, which is the full amount covered by the joint and several guarantee. The maintenance guarantees only apply if the value of the collateral (generally land and improvements) is less than a specified percentage of the loan balance. If we are required to make a payment under a maintenance guarantee to bring the value of the collateral above the specified percentage of the loan balance, the payment would generally constitute a capital contribution or loan to the Lennar Homebuilding unconsolidated entity and increase our share of any funds the unconsolidated entity distributes. As of February 29, 2012, we do not have maintenance guarantees related to our Lennar Homebuilding unconsolidated entities.

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

During the three months ended February 29, 2012, there were other loan paydowns of $3.4 million. During the three months ended February 28, 2011, there were: (1) payments of $1.7 million under our maintenance guarantees and (2) other loan paydowns of $0.6 million, a portion of which related to amounts paid under our repayment guarantees. During the three months ended February 29, 2012 and February 28, 2011, there were no payments under completion guarantees.

As of February 29, 2012, the fair values of the repayment guarantees and completion guarantees were not material. We believe that as of February 29, 2012, in the event we become legally obligated to perform under a guarantee of the obligation of a Lennar Homebuilding unconsolidated entity due to a triggering event under a guarantee, most of the time the collateral should be sufficient to repay at least a significant portion of the obligation or we and our partners would contribute additional capital into the venture.

The total debt of Lennar Homebuilding unconsolidated entities in which we have investments was as follows:

(In thousands)	February 29, 2012	November 30, 2011
Lennar’s net recourse exposure	$55,590	74,905
Reimbursement agreements from partners	24,627	33,795

Lennar’s maximum recourse exposure	$80,217	108,700

Non-recourse bank debt and other debt (partner’s share of several recourse)	$122,806	149,937
Non-recourse land seller debt or other debt	26,376	26,391
Non-recourse debt with completion guarantees	471,053	441,770
Non-recourse debt without completion guarantees	195,303	233,829

Non-recourse debt to Lennar	815,538	851,927

Total debt	$895,755	960,627

Lennar’s maximum recourse exposure as a % of total JV debt	9%	11%

In view of current credit market conditions, it is not uncommon for lenders to real estate developers, including joint ventures in which we have interests, to assert non-monetary defaults (such as failure to meet construction completion deadlines or declines in the market value of collateral below required amounts) or technical monetary defaults against the real estate developers. In most instances, those asserted defaults are resolved by modifications of the loan terms, additional equity investments or other concessions by the borrowers. In addition, in some instances, real estate developers, including joint ventures in which we have interests, are forced to request temporary waivers of covenants in loan documents or modifications of loan terms, which are often, but not always obtained. However, in some instances developers, including joint ventures in which we have interests, are not able to meet their monetary obligations to lenders, and are thus declared in default. Because we sometimes guarantee all or portions of the obligations to lenders of joint ventures in which we have interests, when these joint ventures default on their obligations, lenders may or may not have claims against us. Normally, we do not make payments with regard to guarantees of joint venture obligations while the joint ventures are contesting assertions regarding sums due to their lenders. When it is determined that a joint venture is obligated to make a payment that we have guaranteed and the joint venture will not be able to make that payment, we accrue the amounts probable to be paid by us as a liability. Although we generally fulfill our guarantee obligations within a reasonable time after we determine that we are obligated with regard to them, at any point in time it is likely that we will have some balance of unpaid guarantee liability. At both February 29, 2012 and November 30, 2011, we had no liabilities accrued for unpaid guarantees of joint venture indebtedness on our condensed consolidated balance sheets.

The following table summarizes the principal maturities of our Lennar Homebuilding unconsolidated entities (“JVs”) debt as per current debt arrangements as of February 29, 2012 and does not represent estimates of future cash payments that will be made to reduce debt balances. Many JV loans have extension options in the loan agreements that would allow the loans to be extended into future years.

			Principal Maturities of Unconsolidated JVs by Period
(In thousands)	Total JV Assets (1)		Total JV Debt	2012	2013	2014	Thereafter	Other Debt (2)
Net recourse debt to Lennar	$		55,590	1,336	16,965	4,674	32,615	—
Reimbursement agreements			24,627	—	—	—	24,627	—

Maximum recourse debt exposure to Lennar		1,806,848	80,217	1,336	16,965	4,674	57,242	—
Debt without recourse to Lennar		1,065,115	815,538	143,611	55,492	30,207	558,335	27,893

Total		$2,871,963	895,755	144,947	72,457	34,881	615,577	27,893

(1)	Excludes unconsolidated joint venture assets where the joint venture has no debt.
(2)	Represents land seller debt and other debt.

The following table is a breakdown of the assets, debt and equity of the Lennar Homebuilding unconsolidated joint ventures by partner type as of February 29, 2012:

(Dollars in thousands)	Total JV Assets		Maximum Recourse Debt Exposure to Lennar	Reimbursement Agreements	Net Recourse Debt to Lennar	Total Debt Without Recourse to Lennar	Total JV Debt	Total JV Equity	JV Debt to Total Capital Ratio	Remaining Homes/ Homesites in JV
Partner Type:
Financial		$2,455,896	55,614	24,627	30,987	628,994	684,608	1,498,773	31%	40,644
Land
Owners/Developers		404,642	19,929	—	19,929	98,806	118,735	273,817	30%	14,504
Strategic		108,598	2,174	—	2,174	21,700	23,874	83,444	22%	3,344
Other Builders		281,857	2,500	—	2,500	38,145	40,645	233,669	15%	4,997

Total		$3,250,993	80,217	24,627	55,590	787,645	867,862	2,089,703	29%	63,489

Land seller debt and other debt	$		—	—	—	27,893	27,893

Total JV debt	$		80,217	24,627	55,590	815,538	895,755

The table below indicates the assets, debt and equity of our 10 largest Lennar Homebuilding unconsolidated joint venture investments as of February 29, 2012:

(Dollars in thousands)	Lennar’s Investment		Total JV Assets	Maximum Recourse Debt Exposure to Lennar	Reimbursement Agreements	Net Recourse Debt to Lennar	Total Debt Without Recourse to Lennar	Total JV Debt	Total JV Equity	JV Debt to Total Capital Ratio
Top Ten JVs (1):
Heritage Fields El Toro		$128,515	1,411,610	28,250	—	28,250	473,712	501,962	837,453	37%
Central Park West Holdings		67,851	164,625	27,364	24,627	2,737	82,091	109,455	53,676	67%
Newhall Land Development		45,246	447,457	—	—	—	—	—	260,964	—
Ballpark Village		38,750	130,400	—	—	—	52,910	52,910	77,050	41%
Runkle Canyon		38,301	77,727	—	—	—	—	—	76,602	—
MS Rialto Residential Holdings		35,157	376,611	—	—	—	73,192	73,192	295,224	20%
LS College Park		30,759	63,429	—	—	—	—	—	60,217	—
Treasure Island Community Development		27,104	54,691	—	—	—	—	—	54,240	—
Rocking Horse Partners		20,762	49,578	—	—	—	7,038	7,038	41,512	14%
Krome Grove Land Trust		18,647	87,634	12,350	—	12,350	24,700	37,050	47,356	44%

10 largest JV investments		451,092	2,863,762	67,964	24,627	43,337	713,643	781,607	1,804,294	30%

Other JVs		112,272	387,231	12,253	—	12,253	74,002	86,255	285,409	23%

Total		$563,364	3,250,993	80,217	24,627	55,590	787,645	867,862	2,089,703	29%

Land seller debt and other debt	$			—	—	—	27,893	27,893

Total JV debt	$			80,217	24,627	55,590	815,538	895,755

(1)	All of the joint ventures presented in the table above operate in our Homebuilding West segment except for Rocking Horse Partners, which operates in our Homebuilding Central segment, Krome Groves Land Trust, which operates in our Homebuilding Southeast Florida segment and MS Rialto Residential Holdings, which operates in all of our homebuilding segments and Homebuilding Other.

The table below indicates the percentage of assets, debt and equity of our 10 largest Lennar Homebuilding unconsolidated joint venture investments, as of February 29, 2012:

	% of Total JV Assets	% of Maximum Recourse Debt Exposure to Lennar	% of Net Recourse Debt to Lennar	% of Total Debt Without Recourse to Lennar	% of Total JV Equity
10 largest JVs	88%	85%	78%	91%	86%
Other JVs	12%	15%	22%	9%	14%

Total	100%	100%	100%	100%	100%

Rialto Investments: Investments in Unconsolidated Entities

An affiliate of our Rialto segment is a sub-advisor to the AB PPIP fund and receives management fees for sub-advisory services. As of February 29, 2012, 90% of committed capital has been called of which we have contributed $67.5 million of the $75 million we committed to invest. As of February 29, 2012, the AB PPIP fund has invested approximately $4.5 billion to purchase $7.0 billion in face amount of non-agency residential mortgage-backed securities and commercial mortgage-backed securities and this investment is included in the investment securities reflected in the summarized condensed balance sheets of Rialto’s unconsolidated entities. The gross yield of the fund since its inception has totaled approximately 37%. As of February 29, 2012 and November 30, 2011, the carrying value of our investment in the AB PPIP fund was $75.5 million and $65.2 million, respectively.

During 2010, we committed to invest $75 million in the Rialto segment’s Fund, of which our remaining outstanding commitment as of February 29, 2012 was $20.5 million. As of February 29, 2012, the equity commitments of the Fund were $700 million (including the $75 million committed by us). During the three months ended February 29, 2012, we contributed $7.3 million to the Fund. Total investor contributions to the Fund for the three months ended February 29, 2012 were $130.5 million and total investor contributions to the Fund since inception were $518.2 million. As of February 29, 2012 and November 30, 2011, the carrying value of our investment in the Fund was $65.0 million and $50.1 million, respectively. During the three months ended February 29, 2012, our share of earnings from the Fund was $7.6 million.

Additionally, another subsidiary in our Rialto segment also has approximately a 5% investment in the Servicer Provider, which provides services to the consolidated LLCs, among others. As of February 29, 2012 and November 30, 2011, the carrying value of our investment in the Servicer Provider was $8.6 million and $8.8 million, respectively.

Summarized condensed financial information on a combined 100% basis related to Rialto’s investment in unconsolidated entities that are accounted for by the equity method was as follows:

Balance Sheets

(In thousands)	February 29, 2012	November 30, 2011
Assets:
Cash and cash equivalents	$50,769	60,936
Loans receivable	341,470	274,213
Real estate owned	88,982	47,204
Investment securities	4,517,824	4,336,418
Other assets	81,109	171,196

	$5,080,154	4,889,967

Liabilities and equity:
Accounts payable and other liabilities	$124,044	320,353
Notes payable	54,655	40,877
Partner loans	163,320	137,820
Debt due to the U.S. Treasury	2,044,950	2,044,950
Equity	2,693,185	2,345,967

	$5,080,154	4,889,967

Statements of Operations

	Three Months Ended
(In thousands)	February 29, 2012	February 28, 2011
Revenues	$122,405	116,888
Costs and expenses	51,185	51,471
Other income, net (1)	266,440	86,788

Net earnings of unconsolidated entities	$337,660	152,205

Rialto Investments equity in earnings from unconsolidated entities	$18,458	4,525

(1)	Other income, net for the three months ended February 29, 2012 and February 28, 2011 includes the AB PPIP Fund’s mark-to-market unrealized gains, of which our portion is a small percentage.

Option Contracts

We have access to land through option contracts, which generally enables us to control portions of properties owned by third parties (including land funds) and unconsolidated entities until we have determined whether to exercise the options.

The table below indicates the number of homesites owned and homesites to which we had access through option contracts with third parties (“optioned”) or unconsolidated joint ventures (“JVs”) (i.e., controlled homesites) at February 29, 2012 and February 28, 2011:

	Controlled Homesites
February 29, 2012	Optioned	JVs	Total	Owned Homesites	Total Homesites
East	4,389	379	4,768	33,066	37,834
Central	996	1,199	2,195	16,137	18,332
West	996	6,045	7,041	27,860	34,901
Southeast Florida	961	333	1,294	8,402	9,696
Houston	903	295	1,198	9,800	10,998
Other	107	18	125	5,200	5,325

Total homesites	8,352	8,269	16,621	100,465	117,086

	Controlled Homesites
February 28, 2011	Optioned	JVs	Total	Owned Homesites	Total Homesites
East	3,670	1,255	4,925	26,274	31,199
Central	1,072	1,589	2,661	16,179	18,840
West	258	6,454	6,712	28,521	35,233
Southeast Florida	898	323	1,221	4,658	5,879
Houston	1,117	298	1,415	10,409	11,824
Other	424	74	498	4,966	5,464

Total homesites	7,439	9,993	17,432	91,007	108,439

We evaluate all option contracts for land to determine whether they are VIEs and, if so, whether we are the primary beneficiary of certain of these option contracts. Although we do not have legal title to the optioned land, if we are deemed to be the primary beneficiary, we are required to consolidate the land under option at the purchase price of the optioned land. During the three months ended February 29, 2012, the effect of consolidation of these option contracts was a net increase of $2.1 million to consolidated inventory not owned with a corresponding increase to liabilities related to consolidated inventory not owned in our condensed consolidated balance sheet as of February 29, 2012. To reflect the purchase price of the inventory consolidated, we reclassified the related option deposits from land under development to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of February 29, 2012. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and our cash deposits. The increase to consolidated inventory not owned was offset by our exercise of options to acquire land under certain contracts previously consolidated, resulting in a net decrease in consolidated inventory not owned of $9.7 million for the three months ended February 29, 2012.

Our exposure to loss related to our option contracts with third parties and unconsolidated entities consisted of our non-refundable option deposits and pre-acquisitions costs totaling $159.8 million and $156.8 million, respectively, at February 29, 2012 and November 30, 2011. Additionally, we had posted $44.4 million and $44.1 million, respectively, of letters of credit in lieu of cash deposits under certain option contracts as of February 29, 2012 and November 30, 2011.

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments have not changed materially from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended November 30, 2011.

We are subject to the usual obligations associated with entering into contracts (including option contracts) for the purchase, development and sale of real estate in the routine conduct of our business. Option contracts for the purchase of land generally enable us to defer acquiring portions of properties owned by third parties and unconsolidated entities until we have determined whether to exercise our options. This reduces our financial risk associated with land holdings. At February 29, 2012, we had access to 16,621 homesites through option contracts with third parties and unconsolidated entities in which we have investments. At February 29, 2012, we had $159.8 million of non-refundable option deposits and pre-acquisition costs related to certain of these homesites and $44.4 million of letters of credit posted in lieu of cash deposits under certain option contracts.

At February 29, 2012, we had letters of credit outstanding in the amount of $268.3 million (which included the $44.4 million of letters of credit discussed above). These letters of credit are generally posted either with regulatory bodies to guarantee our performance of certain development and construction activities, or in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral. Additionally, at February 29, 2012, we had outstanding performance and surety bonds related to site improvements at various projects (including certain projects in our joint ventures) of $607.3 million. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all of the development and construction activities are completed. As of February 29, 2012, there were approximately $334.3 million, or 55%, of anticipated future costs to complete related to these site improvements. We do not presently anticipate any draws upon these bonds, but if any such draws occur, we do not believe they would have a material effect on our financial position, results of operations or cash flows.

Our Lennar Financial Services segment had a pipeline of loan applications in process of $608.1 million at February 29, 2012. Loans in process for which interest rates were committed to the borrowers and builder commitments for loan programs totaled approximately $272.5 million as of February 29, 2012. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers or because borrowers may not meet certain criteria at the time of closing, the total commitments do not necessarily represent future cash requirements.

Our Lennar Financial Services segment uses mandatory mortgage-backed securities (“MBS”) forward commitments, option contracts and investor commitments to hedge our mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments, option contracts and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At February 29, 2012, we had open commitments amounting to $481.3 million to sell MBS with varying settlement dates through May 2012.

(3) New Accounting Pronouncements

See Note 16 of our condensed consolidated financial statements included under Item 1 of this Report for a discussion of new accounting pronouncements applicable to our Company.

(4) Critical Accounting Policies

We believe that there have been no significant changes to our critical accounting policies during the three months ended February 29, 2012, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended November 30, 2011.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our investments, debt obligations, loans held-for-sale and loans held-for-investment. We utilize forward commitments and option contracts to mitigate the risks associated with our mortgage loan portfolio.

Our Annual Report on Form 10-K for the year ended November 30, 2011 contains information about market risk under “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.” There have been no material changes in our exposure to market risks during the three months ended February 29, 2012.

Item 4.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter that ended on February 29, 2012. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of February 29, 2012 to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Our CEO and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended February 29, 2012. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1 - 5.	Not applicable.

Item 6.	Exhibits.

31.1.	Rule 13a-14(a) certification by Stuart A. Miller, Chief Executive Officer.

31.2.	Rule 13a-14(a) certification by Bruce E. Gross, Vice President and Chief Financial Officer.

32.	Section 1350 certifications by Stuart A. Miller, Chief Executive Officer, and Bruce E. Gross, Vice President and Chief Financial Officer.

101	The following financial statements from Lennar Corporation Quarterly Report on Form 10-Q for the quarter ended February 29, 2012, filed on April 9, 2012, were formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements.*

*	In accordance with Rule 406T of Regulation S-T, the XBRL related to information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lennar Corporation
(Registrant)

Date: April 9, 2012	/s/ Bruce E. Gross
Bruce E. Gross
Vice President and Chief Financial Officer

Date: April 9, 2012	/s/ David M. Collins
David M. Collins
Controller