Form 10-Q
period 2012-05-31
LENNAR CORP /NEW/
filed 2012-07-10
CIK 920760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2012
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
Common stock outstanding as of June 30, 2012:
Class A 158,014,450
Class B   31,303,195

Part I. Financial Information
Item 1. Financial Statements

Lennar Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except shares and per share amounts)
(unaudited)

	May 31,	November 30,
	2012 (1)	2011 (1)
ASSETS
Lennar Homebuilding:
Cash and cash equivalents	$667,111	1,024,212
Restricted cash	8,630	8,590
Receivables, net	44,843	53,977
Inventories:
Finished homes and construction in progress	1,560,307	1,334,703
Land and land under development	2,872,782	2,636,510
Consolidated inventory not owned	366,209	389,322
Total inventories	4,799,298	4,360,535
Investments in unconsolidated entities	566,576	545,760
Other assets	886,508	524,694
	6,972,966	6,517,768
Rialto Investments:
Cash and cash equivalents	92,959	83,938
Defeasance cash to retire notes payable	138,665	219,386
Loans receivable, net	578,375	713,354
Real estate owned, held-for-sale	113,115	143,677
Real estate owned, held-and-used, net	634,401	582,111
Investments in unconsolidated entities	150,733	124,712
Other assets	40,579	29,970
	1,748,827	1,897,148
Lennar Financial Services	629,416	739,755
Total assets	$9,351,209	9,154,671

(1)
Under certain provisions of Accounting Standards Codification (“ASC”) Topic 810, Consolidations, (“ASC 810”) the Company is required to separately disclose on its condensed consolidated balance sheets the assets owned by consolidated variable interest entities (“VIEs”) and liabilities of consolidated VIEs as to which neither Lennar Corporation, or any of its subsidiaries, has any obligations.

As of May 31, 2012, total assets include $2,136.9 million related to consolidated VIEs of which $17.1 million is included in Lennar Homebuilding cash and cash equivalents, $1.3 million in Lennar Homebuilding restricted cash, $6.9 million in Lennar Homebuilding receivables, net, $17.0 million in Lennar Homebuilding finished homes and construction in progress, $511.2 million in Lennar Homebuilding land and land under development, $65.5 million in Lennar Homebuilding consolidated inventory not owned, $43.8 million in Lennar Homebuilding investments in unconsolidated entities, $218.9 million in Lennar Homebuilding other assets, $92.3 million in Rialto Investments cash and cash equivalents, $138.7 million in Rialto Investments defeasance cash to retire notes payable, $464.1 million in Rialto Investments loans receivable, net, $91.0 million in Rialto Investments real estate owned, held-for-sale, $460.4 million in Rialto Investments real estate owned, held-and-used, net, $0.6 million in Rialto Investments in unconsolidated entities and $8.1 million in Rialto Investments other assets.
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

Lennar Corporation and Subsidiaries
Condensed Consolidated Balance Sheets – (Continued)
(In thousands, except shares and per share amounts)
(unaudited)

	May 31,	November 30,
	2012 (2)	2011 (2)
LIABILITIES AND EQUITY
Lennar Homebuilding:
Accounts payable	$154,664	201,101
Liabilities related to consolidated inventory not owned	302,853	326,200
Senior notes and other debts payable	3,469,616	3,362,759
Other liabilities	601,132	602,231
	4,528,265	4,492,291
Rialto Investments:
Notes payable and other liabilities	612,598	796,120
Lennar Financial Services	430,438	562,735
Total liabilities	5,571,301	5,851,146
Stockholders’ equity:
Preferred stock	—	—
Class A common stock of $0.10 par value; Authorized: May 31, 2012 and November 30, 2011 - 300,000,000 shares; Issued: May 31, 2012 - 169,675,010 and November 30, 2011 - 169,099,760 shares	16,968	16,910
Class B common stock of $0.10 par value; Authorized: May 31, 2012 and November 30, 2011 - 90,000,000 shares; Issued: May 31, 2012 - 32,982,815 and November 30, 2011 - 32,982,815 shares	3,298	3,298
Additional paid-in capital	2,363,870	2,341,079
Retained earnings	1,408,940	956,401
Treasury stock, at cost; May 31, 2012 - 11,702,017 Class A common shares and 1,679,620 Class B common shares; November 30, 2011 - 12,000,017 Class A common shares and 1,679,620 Class B common shares	(615,698)	(621,220)
Total stockholders’ equity	3,177,378	2,696,468
Noncontrolling interests	602,530	607,057
Total equity	3,779,908	3,303,525
Total liabilities and equity	$9,351,209	9,154,671

(2)
As of May 31, 2012, total liabilities include $742.8 million related to consolidated VIEs as to which neither Lennar Corporation, nor any of its subsidiaries, has any obligations, of which $7.6 million is included in Lennar Homebuilding accounts payable, $36.7 million in Lennar Homebuilding liabilities related to consolidated inventory not owned, $171.9 million in Lennar Homebuilding senior notes and other debts payable, $35.3 million in Lennar Homebuilding other liabilities and $491.3 million in Rialto Investments notes payable and other liabilities.

As of November 30, 2011, total liabilities include $902.3 million related to consolidated VIEs as to which neither Lennar Corporation, nor any of its subsidiaries, has any obligations of which $12.7 million is included in Lennar Homebuilding accounts payable, $43.6 million in Lennar Homebuilding liabilities related to consolidated inventory not owned, $175.3 million in Lennar Homebuilding senior notes and other debts payable, $16.7 million in Lennar Homebuilding other liabilities and $654.0 million in Rialto Investments notes payable and other liabilities.

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2012	2011	2012	2011
Revenues:
Lennar Homebuilding	$808,088	662,476	1,432,521	1,129,185
Lennar Financial Services	88,595	59,422	156,810	117,135
Rialto Investments	33,472	42,595	65,680	76,218
Total revenues	930,155	764,493	1,655,011	1,322,538
Cost and expenses:
Lennar Homebuilding	731,842	630,711	1,316,587	1,078,474
Lennar Financial Services	70,615	56,927	130,580	113,457
Rialto Investments	30,198	32,273	63,568	60,622
Corporate general and administrative	29,168	20,598	56,010	43,950
Total costs and expenses	861,823	740,509	1,566,745	1,296,503
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities	(9,381)	2,417	(8,298)	11,078
Lennar Homebuilding other income, net (1)	12,758	9,511	16,825	39,471
Other interest expense	(23,803)	(22,468)	(48,652)	(44,547)
Rialto Investments equity in earnings (loss) from unconsolidated entities	5,569	(2,973)	24,027	1,552
Rialto Investments other income (expense), net	(1,372)	15,329	(13,612)	28,532
Earnings before income taxes	52,103	25,800	58,556	62,121
Benefit (provision) for income taxes	402,321	(953)	403,845	1,452
Net earnings (including net earnings (loss) attributable to noncontrolling interests)	$454,424	24,847	462,401	63,573
Less: Net earnings (loss) attributable to noncontrolling interests (2)	1,721	11,062	(5,270)	22,382
Net earnings attributable to Lennar	$452,703	13,785	467,671	41,191
Basic earnings per share	$2.39	0.07	2.47	0.22
Diluted earnings per share	$2.06	0.07	2.16	0.22
Cash dividends per each Class A and Class B common share	$0.04	0.04	0.08	0.08

(1)
Lennar Homebuilding other income, net includes $8.4 million of valuation adjustments to the Company’s investments in Lennar Homebuilding’s unconsolidated entities for the six months ended May 31, 2011.

(2)
Net earnings (loss) attributable to noncontrolling interests for the three and six months ended May 31, 2012 includes $3.2 million and ($1.2) million, respectively, of earnings (loss) related to the FDIC’s interest in the portfolio of real estate loans that the Company acquired in partnership with the FDIC. Net earnings (loss) attributable to noncontrolling interests for the three and six months ended May 31, 2011 includes $12.9 million and $24.8 million, respectively, of earnings related to the FDIC’s interest in the portfolio of real estate loans that the Company acquired in partnership with the FDIC.

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended
	May 31,
	2012	2011
Cash flows from operating activities:
Net earnings (including net earnings (loss) attributable to noncontrolling interests)	$462,401	63,573
Adjustments to reconcile net earnings (including net earnings (loss) attributable to noncontrolling interests) to net cash provided by (used in) operating activities:
Depreciation and amortization	12,491	7,651
Amortization of discount/premium on debt, net	10,750	8,400
Lennar Homebuilding equity in (earnings) loss from unconsolidated entities	8,298	(11,078)
Distributions of earnings from Lennar Homebuilding unconsolidated entities	954	11,361
Rialto Investments equity in earnings from unconsolidated entities	(24,027)	(1,552)
Distributions of earnings from Rialto Investments unconsolidated entities	4,110	2,386
Share based compensation expense	15,932	11,506
Excess tax benefits from share-based awards	—	(261)
Deferred income tax benefit	(403,012)	—
Gains on retirement of Lennar Homebuilding other debts payable	(988)	—
Unrealized and realized gains on Rialto Investments real estate owned	(12,101)	(35,336)
Gains on sale of Rialto Investments commercial mortgage-backed securities	—	(4,743)
Impairments of Rialto Investments loans receivable and REO	7,166	6,942
Valuation adjustments and write-offs of option deposits and pre-acquisition costs, other receivables and other assets	6,566	22,092
Changes in assets and liabilities:
Decrease in restricted cash	985	2,658
Decrease in receivables	74,900	19,783
Increase in inventories, excluding valuation adjustments and write-offs of option deposits and pre-acquisition costs	(329,933)	(50,724)
Increase in other assets	(16,445)	(40,923)
Decrease in Lennar Financial Services loans-held-for-sale	34,549	74,255
Decrease in accounts payable and other liabilities	(66,403)	(81,381)
Net cash provided by (used in) operating activities	(213,807)	4,609
Cash flows from investing activities:
Net disposals (additions) of operating properties and equipment	390	(1,307)
Investments in and contributions to Lennar Homebuilding unconsolidated entities	(44,843)	(75,901)
Distributions of capital from Lennar Homebuilding unconsolidated entities	21,180	13,841
Investments in and contributions to Rialto Investments unconsolidated entities	(19,884)	(29,708)
Distributions of capital from Rialto Investments unconsolidated entities	14,009	—
Decrease (increase) in Rialto Investments defeasance cash to retire notes payable	80,721	(58,300)
Receipts of principal payments on Rialto Investments loans receivable	41,788	38,079
Proceeds from sales of Rialto Investments real estate owned	91,473	20,851
Improvements to Rialto Investments real estate owned	(6,779)	(8,234)
Purchases of Lennar Homebuilding investments available-for-sale	(7,224)	—
Proceeds from sales of Lennar Homebuilding investments available-for-sale	6,436	—
Decrease (increase) in Lennar Financial Services loans held-for-investment, net	1,660	(1,015)
Purchases of Lennar Financial Services investment securities	(1,804)	(5,280)
Proceeds from sale of investments in commercial mortgage-backed securities	—	11,127
Proceeds from maturities of Lennar Financial Services investment securities	1,073	283
Net cash provided by (used in) investing activities	$178,196	(95,564)

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended
	May 31,
	2012	2011
Cash flows from financing activities:
Net repayments under Lennar Financial Services debt	$(146,661)	(82,175)
Proceeds from convertible senior notes	50,000	—
Debt issuance costs of convertible senior notes	(1,035)	—
Principal repayments on Rialto Investments notes payable	(170,589)	—
Proceeds from other borrowings	30,546	1,209
Principal payments on other borrowings	(42,067)	(62,712)
Exercise of land option contracts from an unconsolidated land investment venture	(16,490)	(17,264)
Receipts related to noncontrolling interests	888	5,222
Payments related to noncontrolling interests	(145)	(6,164)
Excess tax benefits from share-based awards	—	261
Common stock:
Issuances	12,074	4,853
Repurchases	—	(10)
Dividends	(15,132)	(14,946)
Net cash used in financing activities	(298,611)	(171,726)
Net decrease in cash and cash equivalents	(334,222)	(262,681)
Cash and cash equivalents at beginning of period	1,163,604	1,394,135
Cash and cash equivalents at end of period	$829,382	1,131,454
Summary of cash and cash equivalents:
Lennar Homebuilding	$667,111	945,155
Lennar Financial Services	69,312	116,650
Rialto Investments	92,959	69,649
	$829,382	1,131,454
Supplemental disclosures of non-cash investing and financing activities:
Lennar Homebuilding:
Non-cash contributions to unconsolidated entities	$7,612	14,949
Non-cash distributions from unconsolidated entities	$—	12,043
Inventory acquired in satisfaction of other assets including investments available-for-sale	$90,385	—
Non-cash purchases of investments available-for-sale	$12,520	—
Purchases of inventories and other assets financed by sellers	$61,872	15,932
Lennar Financial Services:
Purchases of investment securities	$—	46,660
Rialto Investments:
Real estate owned acquired in satisfaction/partial satisfaction of loans receivable	$107,370	253,904
Consolidations of newly formed or previously unconsolidated entities, net:
Inventories	$—	49,522
Investments in Lennar Homebuilding unconsolidated entities	$—	(28,574)
Other assets	$—	3,707
Debts payable	$—	(14,703)
Other liabilities	$—	(9,423)
Noncontrolling interests	$—	(529)

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
The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The condensed consolidated statements of operations for the three and six months ended May 31, 2012 are not necessarily indicative of the results to be expected for the full year.
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
Evaluation of segment performance is based primarily on operating earnings (loss) before income taxes. Operations of the Company’s homebuilding segments primarily include the construction and sale of single-family attached and detached homes, as well as the purchase, development and sale of residential land directly and through the Company’s unconsolidated entities. Operating earnings (loss) for the homebuilding segments consist of revenues generated from the sales of homes and land, equity in earnings (loss) from unconsolidated entities and other income, net, less the cost of homes sold and land sold, selling, general and administrative expenses and other interest expense of the segment. The Company’s reportable homebuilding segments and all other homebuilding operations not required to be reported separately have operations located in:
East: Florida(1), Georgia, Maryland, New Jersey, North Carolina, South Carolina and Virginia
Central: Arizona, Colorado and Texas(2)
West: California and Nevada
Southeast Florida: Southeast Florida
Houston: Houston, Texas
Other: Illinois, Minnesota, Oregon and Washington
(1)Florida in the East reportable segment excludes Southeast Florida, which is its own reportable segment.
(2)Texas in the Central reportable segment excludes Houston, Texas, which is its own reportable segment.
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
Operations of the Rialto Investments (“Rialto”) segment include sourcing, underwriting, pricing, managing and ultimately monetizing real estate and real estate related assets, as well as providing similar services to others in markets across the country. Rialto’s operating earnings consists of revenues generated primarily from accretable interest income associated with portfolios of real estate loans acquired in partnership with the FDIC and other portfolios of real estate loans and assets acquired, fees for sub-advisory services, other income (expense), net, consisting primarily of gains upon foreclosure of real estate owned (“REO”) and gains on sale of REO, and equity in earnings (loss) from unconsolidated entities, less the costs incurred by the segment for managing portfolios, REO expenses, due diligence expenses related to both completed and abandoned transactions, and other general administrative expenses.
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
Financial information relating to the Company’s operations was as follows:

(In thousands)	May 31, 2012	November 30, 2011
Assets:
Homebuilding East	$1,473,193	1,312,750
Homebuilding Central	706,506	681,859
Homebuilding West	2,212,194	2,169,503
Homebuilding Southeast Florida	637,253	604,415
Homebuilding Houston	276,274	230,076
Homebuilding Other	660,065	595,615
Rialto Investments (1)	1,748,827	1,897,148
Lennar Financial Services	629,416	739,755
Corporate and unallocated	1,007,481	923,550
Total assets	$9,351,209	9,154,671

(1)	Consists primarily of assets of consolidated VIEs (see Note 8).

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2012	2011	2012	2011
Revenues:
Homebuilding East	$310,149	265,374	554,982	447,745
Homebuilding Central	114,564	92,155	200,277	159,161
Homebuilding West	157,710	120,897	280,795	217,279
Homebuilding Southeast Florida	70,878	51,930	120,667	87,021
Homebuilding Houston	102,455	81,886	187,289	134,839
Homebuilding Other	52,332	50,234	88,511	83,140
Lennar Financial Services	88,595	59,422	156,810	117,135
Rialto Investments	33,472	42,595	65,680	76,218
Total revenues (1)	$930,155	764,493	1,655,011	1,322,538

Operating earnings (loss):
Homebuilding East	$26,291	25,134	40,238	30,795
Homebuilding Central (2)	4,318	(3,350)	5,382	(18,474)
Homebuilding West (3)	(9,405)	(8,855)	(16,978)	40,490
Homebuilding Southeast Florida (4)	24,176	5,797	30,810	9,971
Homebuilding Houston	10,262	2,966	14,778	2,925
Homebuilding Other	178	(467)	1,579	(8,994)
Lennar Financial Services	17,980	2,495	26,230	3,678
Rialto Investments	7,471	22,678	12,527	45,680
Total operating earnings	81,271	46,398	114,566	106,071
Corporate general and administrative expenses	29,168	20,598	56,010	43,950
Earnings before income taxes	$52,103	25,800	58,556	62,121

(1)
Total revenues are net of sales incentives of $95.3 million ($29,800 per home delivered) and $179.7 million ($31,700 per home delivered), respectively, for the three and six months ended May 31, 2012, compared to $89.9 million ($33,900 per home delivered) and $152.8 million ($33,500 per home delivered), respectively, for the three and six months ended May 31, 2011.

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

(4)	For both the three and six months ended May 31, 2012, operating earnings include a $15.0 million gain on the sale of an operating property.

Valuation adjustments and write-offs relating to the Company’s homebuilding operations were as follows:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2012	2011	2012	2011
Valuation adjustments to finished homes, CIP and land on which the Company intends to build homes:
East	$568	324	785	1,176
Central	55	201	208	4,077
West	1,441	1,568	1,971	1,582
Southeast Florida	308	763	636	763
Houston	28	168	89	217
Other	4	304	740	325
Total	2,404	3,328	4,429	8,140
Valuation adjustments to land the Company intends to sell or has sold to third parties:
East	15	72	15	92
Central	—	156	—	179
West	1	—	1	—
Southeast Florida	332	—	332	—
Houston	—	—	—	10
Total	348	228	348	281
Write-offs of option deposits and pre-acquisition costs:
East	322	346	329	346
Central	5	26	54	26
West	—	—	232	—
Houston	—	—	—	81
Other	154	—	156	—
Total	481	372	771	453
Company’s share of valuation adjustments related to assets of unconsolidated entities:
Central	—	—	—	371
West	5,437	—	5,437	1,660
Other	—	—	—	2,495
Total	5,437	—	5,437	4,526
Valuation adjustments to investments of unconsolidated entities:
East (1)	7	150	18	8,412
Total	7	150	18	8,412
Write-offs of other receivables and other assets:
East	1,000	—	1,000	—
Other	—	—	—	4,806
Total	1,000	—	1,000	4,806
Total valuation adjustments and write-offs of option deposits and pre-acquisition costs, other receivables and other assets	$9,677	4,078	12,003	26,618

(1)
For both the three and six months ended May 31, 2011, the Company recorded a $0.1 million valuation adjustment related to a $29.8 million investment of a Lennar Homebuilding unconsolidated entity, which was the result of a linked transaction. The linked transaction resulted in a pre-tax gain of $38.6 million related to a debt extinguishment due to the Company's purchase of the Lennar Homebuilding entity debt's at a discount and a $38.7 million valuation adjustment of the Lennar Homebuilding unconsolidated entity's inventory upon acquisition. The net pre-tax loss of $0.1 million was included in Lennar Homebuilding other income (expense), net.

During the six months ended May 31, 2012, the Company recorded lower valuation adjustments than during the six months ended May 31, 2011. Changes in market conditions and other specific developments may cause the Company to re-evaluate its strategy regarding certain assets that could result in further valuation adjustments and/or additional write-offs of option deposits and pre-acquisition costs due to abandonment of those options contracts.

(3)	Lennar Homebuilding Investments in Unconsolidated Entities
Summarized condensed financial information on a combined 100% basis related to Lennar Homebuilding’s unconsolidated entities that are accounted for by the equity method was as follows:
Statements of Operations

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2012	2011	2012	2011
Revenues	$70,869	83,251	153,513	150,314
Costs and expenses	94,288	63,894	177,710	152,474
Other income	—	—	—	123,007
Net earnings (loss) of unconsolidated entities	$(23,419)	19,357	(24,197)	120,847
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities (1)	$(9,381)	2,417	(8,298)	11,078

(1)
For both the three and six months ended May 31, 2012, Lennar Homebuilding equity in earnings (loss) includes $5.4 million of valuation adjustments related to strategic asset sales at Lennar Homebuilding's unconsolidated entities. For the six months ended May 31, 2011, Lennar Homebuilding equity in earnings (loss) included a $15.4 million gain related to the Company’s share of a $123.0 million gain on debt extinguishment at a Lennar Homebuilding unconsolidated entity, partially offset by $4.5 million of valuation adjustments related to assets of Lennar Homebuilding’s unconsolidated entities.

Balance Sheets

(In thousands)	May 31, 2012	November 30, 2011
Assets:
Cash and cash equivalents	$113,225	90,584
Inventories	2,905,970	2,895,241
Other assets	237,225	277,152
	$3,256,420	3,262,977
Liabilities and equity:
Account payable and other liabilities	$276,793	246,384
Debt	868,719	960,627
Equity	2,110,908	2,055,966
	$3,256,420	3,262,977
As of May 31, 2012, the Company’s recorded investments in Lennar Homebuilding unconsolidated entities were $566.6 million while the underlying equity in Lennar Homebuilding unconsolidated entities partners’ net assets was $672.8 million, primarily as a result of the Company buying at a discount a partner's equity in a Lennar Homebuilding unconsolidated entity. As of November 30, 2011, the Company’s recorded investments in Lennar Homebuilding unconsolidated entities were $545.8 million while the underlying equity in Lennar Homebuilding unconsolidated entities partners’ net assets was $628.1 million, primarily as a result of the Company buying at a discount a partner's equity in a Lennar Homebuilding unconsolidated entity.
In fiscal 2007, the Company sold a portfolio of land to a strategic land investment venture with Morgan Stanley Real Estate Fund II, L.P., an affiliate of Morgan Stanley & Co., Inc., in which the Company has approximately a 20% ownership interest and 50% voting rights. Due to the Company’s continuing involvement, the transaction did not qualify as a sale by the Company under GAAP; thus, the inventory has remained on the Company’s condensed consolidated balance sheet in consolidated inventory not owned. As of May 31, 2012 and November 30, 2011, the portfolio of land (including land development costs) of $350.0 million and $372.0 million, respectively, is also reflected as inventory in the summarized condensed financial information related to Lennar Homebuilding’s unconsolidated entities.

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
The summary of the Company’s net recourse exposure related to Lennar Homebuilding unconsolidated entities in which the Company has investments was as follows:

(In thousands)	May 31, 2012	November 30, 2011
Several recourse debt - repayment	$44,889	62,408
Joint and several recourse debt - repayment	26,650	46,292
The Company’s maximum recourse exposure	71,539	108,700
Less: joint and several reimbursement agreements with the Company’s partners	(22,820)	(33,795)
The Company’s net recourse exposure	$48,719	74,905
During the six months ended May 31, 2012, the Company’s maximum recourse exposure related to indebtedness of Lennar Homebuilding unconsolidated entities decreased by $37.2 million, as a result of $3.4 million paid by the Company primarily through capital contributions to unconsolidated entities and $33.8 million primarily related to the joint ventures selling assets and other transactions.
As of May 31, 2012 and November 30, 2011, the Company had no obligation guarantees accrued. The obligation guarantees, if any, are estimated based on current facts and circumstances and any unexpected changes may lead the Company to incur obligation guarantees in the future.
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

(In thousands)	May 31, 2012	November 30, 2011
Assets	$1,824,741	1,865,144
Liabilities	$777,650	815,815
Equity	$1,047,091	1,049,329
In addition, in most instances in which the Company has guaranteed debt of a Lennar Homebuilding unconsolidated entity, the Company’s partners have also guaranteed that debt and are required to contribute their share of the guarantee payments. Some of the Company’s guarantees are repayment guarantees and some are maintenance guarantees. In a repayment guarantee, the Company and its venture partners guarantee repayment of a portion or all of the debt in the event of default before the lender would have to exercise its rights against the collateral. In the event of default, if the Company’s venture partner does not have adequate financial resources to meet its obligations under the reimbursement agreement, the Company may be liable for more than its proportionate share, up to its maximum recourse exposure, which is the full amount covered by the joint and several guarantee. The maintenance guarantees only apply if the value of the collateral (generally land and improvements) is less than a specified percentage of the loan balance. If the Company is required to make a payment under a maintenance guarantee to bring the value of the collateral above the specified percentage of the loan balance, the payment would constitute a capital contribution or loan to the Lennar Homebuilding unconsolidated entity and increase the Company’s investment in the unconsolidated entity and its share of any funds the unconsolidated entity distributes. As of May 31, 2012, the Company does not have maintenance guarantees related to its Lennar Homebuilding unconsolidated entities.
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
During the three months ended May 31, 2012, there were other loan paydowns of $0.5 million. During the three months ended May 31, 2011, there were: (1) no payments under the Company’s maintenance guarantees and (2) other loan paydowns of $12.4 million, a portion of which related to amounts paid under the Company’s repayment guarantees. During both the three months ended May 31, 2012 and 2011, there were no payments under completion guarantees.

During the six months ended May 31, 2012, there were other loan paydowns of $3.9 million. During the six months ended May 31, 2011, there were: (1) payments of $1.7 million under the Company’s maintenance guarantees and (2) other loan paydowns of $13.0 million, a portion of which related to amounts paid under the Company’s repayment guarantees. During both the six months ended May 31, 2012 and 2011, there were no payments under completion guarantees.
As of May 31, 2012, the fair values of the repayment guarantees and completion guarantees were not material. The Company believes that as of May 31, 2012, in the event it becomes legally obligated to perform under a guarantee of the obligation of a Lennar Homebuilding unconsolidated entity due to a triggering event under a guarantee, most of the time the collateral should be sufficient to repay at least a significant portion of the obligation or the Company and its partners would contribute additional capital into the venture. In certain instances, the Company has placed performance letters of credit and surety bonds with municipalities for its joint ventures (see Note 11).
The total debt of the Lennar Homebuilding unconsolidated entities in which the Company has investments was as follows:

(In thousands)	May 31, 2012	November 30, 2011
The Company’s net recourse exposure	$48,719	74,905
Reimbursement agreements from partners	22,820	33,795
The Company’s maximum recourse exposure	$71,539	108,700
Non-recourse bank debt and other debt (partner’s share of several recourse)	$105,156	149,937
Non-recourse land seller debt or other debt	26,343	26,391
Non-recourse debt with completion guarantees	490,250	441,770
Non-recourse debt without completion guarantees	175,431	233,829
Non-recourse debt to the Company	797,180	851,927
Total debt	$868,719	960,627
The Company’s maximum recourse exposure as a % of total JV debt	8%	11%

(4)	Equity and Comprehensive Earnings (Loss)
The following table reflects the changes in equity attributable to both Lennar Corporation and the noncontrolling interests of its consolidated subsidiaries in which it has less than a 100% ownership interest for both the six months ended May 31, 2012 and 2011:

		Stockholders’ Equity
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Treasury Stock	Retained Earnings	Noncontrolling Interests
Balance at November 30, 2011	$3,303,525	16,910	3,298	2,341,079	(621,220)	956,401	607,057
Net earnings (including net loss attributable to noncontrolling interests)	462,401	—	—	—	—	467,671	(5,270)
Employee stock and directors plans	14,239	58	—	8,659	5,522	—	—
Amortization of restricted stock	14,132	—	—	14,132	—	—	—
Cash dividends	(15,132)	—	—	—	—	(15,132)	—
Receipts related to noncontrolling interests	888	—	—	—	—	—	888
Payments related to noncontrolling interests	(145)	—	—	—	—	—	(145)
Balance at May 31, 2012	$3,779,908	16,968	3,298	2,363,870	(615,698)	1,408,940	602,530

		Stockholders’ Equity
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Treasury Stock	Retained Earnings	Noncontrolling Interests
Balance at November 30, 2010	$3,194,383	16,701	3,297	2,310,339	(615,496)	894,108	585,434
Net earnings (including net earnings attributable to noncontrolling interests)	63,573	—	—	—	—	41,191	22,382
Employee stock and directors plans	7,439	31	1	7,417	(10)	—	—
Amortization of restricted stock	9,212	—	—	9,212	—	—	—
Cash dividends	(14,946)	—	—	—	—	(14,946)	—
Receipts related to noncontrolling interests	5,222	—	—	—	—	—	5,222
Payments related to noncontrolling interests	(6,164)	—	—	—	—	—	(6,164)
Lennar Homebuilding non-cash consolidations	529	—	—	—	—	—	529
Balance at May 31, 2011	$3,259,248	16,732	3,298	2,326,968	(615,506)	920,353	607,403
Comprehensive earnings attributable to Lennar for both the three and six months ended May 31, 2012 and 2011 was the same as net earnings attributable to Lennar. Comprehensive earnings (loss) attributable to noncontrolling interests for both the three and six months ended May 31, 2012 and 2011 was the same as net earnings (loss) attributable to noncontrolling interests.
The Company has a stock repurchase program which permits the purchase of up to 20 million shares of its outstanding common stock. During both the three and six months ended May 31, 2012 and 2011, there were no repurchases of common stock under the stock repurchase program. As of May 31, 2012, 6.2 million shares of common stock can be repurchased in the future under the program.
During three months ended May 31, 2012, treasury stock had no change in Class A common shares. During the six months ended May 31, 2012, treasury stock decreased by 0.3 million Class A common shares due to activity related to the Company's equity compensation plan.

(5)	Income Taxes
A reduction of the carrying amounts of deferred tax assets by a valuation allowance is required, if based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically based on the more-likely-than-not realization threshold criterion. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, actual earnings, forecasts of future earnings, the duration of statutory carryforward periods, the Company’s experience with loss carryforwards not expiring unused and tax planning alternatives.
During the three months ended May 31, 2012, the Company concluded that it was more likely than not that the majority of the valuation allowance against its deferred tax assets would be utilized. This conclusion was based on a detailed evaluation of all relevant evidence, both positive and negative, including such factors as nine consecutive quarters of earnings, the expectation of continued earnings and signs of recovery in the housing markets the Company operates in. Accordingly, the company reversed $403.0 million of its valuation allowance against its deferred tax assets. After the reversal, the Company had a valuation allowance of $177.3 million against its deferred tax assets as of May 31, 2012. The Company's deferred tax assets, net, were $403.6 million at May 31, 2012 of which $408.5 million was included in Lennar Homebuilding's other assets on the Company's condensed consolidated balance sheets and $4.9 million was included in Lennar Financial Services segment's liabilities on the Company's condensed consolidated balance sheets. The valuation allowance against the Company’s deferred tax assets was $576.9 million at November 30, 2011. In accordance with GAAP, when a change in a valuation allowance is recognized as a result of a change in judgment in an interim period, a portion of the valuation allowance to be reversed needs to be spread over remaining interim periods. Additionally, a valuation allowance remains on some of the Company's state net operating loss carryforwards that are not more likely than not to be utilized at this time due to an inability to carry back these losses in most states and short carryforward periods that exist in certain states. In future periods, the remaining allowance could be reduced if sufficient positive evidence is present indicating that it is more likely that not that a portion or all of the Company's remaining deferred tax assets will be realized.
During the three and six months ended May 31, 2012, the Company recorded a tax benefit of $402.3 million and $403.8 million, respectively, primarily related to the reversal of the Company's valuation allowance.
At May 31, 2012 and November 30, 2011, the Company had $12.3 million and $36.7 million of gross unrecognized tax benefits. If the Company were to recognize its gross unrecognized tax benefits as of May 31, 2012, $5.5 million would affect the Company’s effective tax rate. The Company expects the total amount of unrecognized tax benefits to decrease by $3.8 million within twelve months as a result of settlements with various taxing authorities.
During the six months ended May 31, 2012, the Company’s gross unrecognized tax benefits decreased by $24.4 million primarily as a result of the resolution of an IRS examination, which included a settlement for certain losses carried back to prior years and the settlement of certain tax accounting method items. The decrease in gross unrecognized tax benefits reduced the Company’s effective tax rate from (631.17%) to (632.73%). As a result of the partial reversal of the valuation allowance against the Company's deferred tax assets, the effective tax rate is not reflective of the Company's historical tax rate.
At May 31, 2012, the Company had $20.7 million accrued for interest and penalties, of which $1.7 million and $2.0 million, respectively, was recorded during the three and six months ended May 31, 2012. During the three and six months ended May 31, 2012, the accrual for interest and penalties was reduced by $1.1 million and $1.3 million as a result of the payment of interest due to the settlement of an IRS examination and a state tax issue. At November 30, 2011, the Company had $20.0 million accrued for interest and penalties.
The IRS is currently examining the Company’s federal income tax returns for fiscal years 2009 through 2011, and certain state taxing authorities are examining various fiscal years. The final outcome of these examinations is not yet determinable. The statute of limitations for the Company’s major tax jurisdictions remains open for examination for fiscal year 2005 and subsequent years.

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
Basic and diluted earnings per share were calculated as follows:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands, except per share amounts)	2012	2011	2012	2011
Numerator:
Net earnings attributable to Lennar	$452,703	13,785	467,671	41,191
Less: distributed earnings allocated to nonvested shares	112	93	227	194
Less: undistributed earnings allocated to nonvested shares	6,594	78	6,807	340
Numerator for basic earnings per share	445,997	13,614	460,637	40,657
Plus: interest on 2.00% convertible senior notes due 2020 and 3.25% convertible senior notes due 2021	2,883	871	5,794	1,743
Plus: undistributed earnings allocated to convertible shares	6,594	79	6,807	339
Less: undistributed earnings reallocated to convertible shares	5,687	85	5,958	342
Numerator for diluted earnings per share	$449,787	14,479	467,280	42,397
Denominator:
Denominator for basic earnings per share - weighted average common shares outstanding	186,432	184,621	186,214	184,388
Effect of dilutive securities:
Shared based payments	1,074	679	979	689
Convertible senior notes	30,505	10,005	28,719	10,005
Denominator for diluted earnings per share - weighted average common shares outstanding	218,011	195,305	215,912	195,082
Basic earnings per share	$2.39	0.07	2.47	0.22
Diluted earnings per share	$2.06	0.07	2.16	0.22
Options to purchase 0.1 million and 0.8 million shares, respectively, in total of Class A common stock were outstanding and anti-dilutive for the three months ended May 31, 2012 and 2011. Options to purchase 0.4 million and 1.2 million shares, respectively, in total of Class A and Class B common stock were outstanding and anti-dilutive for the six months ended May 31, 2012 and 2011.

(7)	Lennar Financial Services Segment
The assets and liabilities related to the Lennar Financial Services segment were as follows:

(In thousands)	May 31, 2012	November 30, 2011
Assets:
Cash and cash equivalents	$69,312	55,454
Restricted cash	15,294	16,319
Receivables, net (1)	125,268	220,546
Loans held-for-sale (2)	267,969	303,780
Loans held-for-investment, net	23,402	24,262
Investments held-to-maturity	48,609	48,860
Goodwill	34,046	34,046
Other (3)	45,516	36,488
	$629,416	739,755
Liabilities:
Notes and other debts payable	$263,472	410,134
Other (4)	166,966	152,601
	$430,438	562,735

(1)	Receivables, net primarily relate to loans sold to investors for which the Company had not yet been paid as of May 31, 2012 and November 30, 2011, respectively.

(2)	Loans held-for-sale relate to unsold loans carried at fair value.

(3)	Other assets include mortgage loan commitments carried at fair value of $11.4 million and $4.2 million, respectively, as of May 31, 2012 and November 30, 2011.

(4)
Other liabilities include $78.3 million and $75.4 million, respectively, of certain of the Company’s self-insurance reserves related to general liability and workers’ compensation. Other liabilities also include forward contracts carried at fair value of $5.4 million and $1.4 million as of May 31, 2012 and November 30, 2011, respectively.

At May 31, 2012, the Lennar Financial Services segment had a 364-day warehouse repurchase facility with a maximum aggregate commitment of $100 million and an additional uncommitted amount of $52 million that matures in February 2013, and another 364-day warehouse repurchase facility with a maximum aggregate commitment of $175 million that matures in July 2012. As of May 31, 2012, the maximum aggregate commitment and uncommitted amount under these facilities totaled $275 million and $52 million, respectively. Subsequent to May 31, 2012, the Lennar Financial Services segment entered into an additional 364-day warehouse repurchase facility with a maximum aggregate commitment of $75 million and an additional uncommitted amount of $75 million that matures in June 2013.
The Lennar Financial Services segment uses these facilities to finance its lending activities until the mortgage loans are sold to investors and expects the facilities to be renewed or replaced with other facilities when they mature. Borrowings under the facilities were $263.5 million and $410.1 million, respectively, at May 31, 2012 and November 30, 2011, and were collateralized by mortgage loans and receivables on loans sold to investors but not yet paid for with outstanding principal balances of $275.6 million and $431.6 million, respectively, at May 31, 2012 and November 30, 2011. If the facilities are not renewed, the borrowings under the lines of credit will be paid off by selling the mortgage loans held-for-sale to investors and by collecting on receivables on loans sold but not yet paid. Without the facilities, the Lennar Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities.
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

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2012	2011	2012	2011
Loan origination liabilities, beginning of period	$5,961	9,872	6,050	9,872
Provision for losses during the period	122	59	215	129
Adjustments to pre-existing provisions for losses from changes in estimates	245	20	253	(50)
Payments/settlements	(130)	—	(320)	—
Loan origination liabilities, end of period	$6,198	9,951	6,198	9,951
For Lennar Financial Services loans held-for-investment, net, a loan is deemed impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Interest income is not accrued or recognized on impaired loans unless payment is received. Impaired loans are written-off if and when the loan is no longer secured by collateral. The total unpaid principal balance of the impaired loans as of May 31, 2012 and November 30, 2011 was $8.2 million and $8.8 million, respectively. At May 31, 2012, the recorded investment in the impaired loans with a valuation allowance was $3.2 million, net of an allowance of $5.0 million. At November 30, 2011, the recorded investment in the impaired loans with a valuation allowance was $3.7 million, net of an allowance of $5.1 million. The average recorded investment in impaired loans totaled $3.3 million and $3.5 million, respectively, for the three and six months ended May 31, 2012. The average recorded investment in impaired loans totaled $4.0 million and $4.2 million, respectively, for the three and six months ended May 31, 2011.

(8)	Rialto Investments Segment
The assets and liabilities related to the Rialto segment were as follows:

(In thousands)	May 31, 2012	November 30, 2011
Assets:
Cash and cash equivalents	$92,959	83,938
Defeasance cash to retire notes payable	138,665	219,386
Loans receivable, net	578,375	713,354
Real estate owned - held-for-sale	113,115	143,677
Real estate owned - held-and-used, net	634,401	582,111
Investments in unconsolidated entities	150,733	124,712
Investments held-to-maturity	14,538	14,096
Other	26,041	15,874
	$1,748,827	1,897,148
Liabilities:
Notes payable	$594,915	765,541
Other	17,683	30,579
	$612,598	796,120
Rialto’s operating earnings were as follows:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2012	2011	2012	2011
Revenues	$33,472	42,595	65,680	76,218
Costs and expenses	30,198	32,273	63,568	60,622
Rialto Investments equity in earnings (loss) from unconsolidated entities	5,569	(2,973)	24,027	1,552
Rialto Investments other income (expense), net	(1,372)	15,329	(13,612)	28,532
Operating earnings (1)	$7,471	22,678	12,527	45,680

(1)	Operating earnings for the three and six months ended May 31, 2012 include net earnings (loss) attributable to noncontrolling interests of $3.2 million and ($1.2) million, respectively. Operating earnings for the three and six months ended May 31, 2011 include net earnings (loss) attributable to noncontrolling interests of $12.9 million and $24.8 million, respectively.
Loans Receivable
In February 2010, the Rialto segment acquired indirectly 40% managing member equity interests in two limited liability companies (“LLCs”), in partnership with the FDIC. The LLCs hold performing and non-performing loans formerly owned by 22 failed financial institutions and when the Rialto segment acquired its interests in the LLCs, the two portfolios consisted of approximately 5,500 distressed residential and commercial real estate loans (“FDIC Portfolios”). The FDIC retained 60% equity interests in the LLCs and provided $626.9 million of financing with 0% interest, which is non-recourse to the Company and the LLCs. As of May 31, 2012 and November 30, 2011, the notes payable balance was $470.0 million and $626.9 million, respectively; however, $138.7 million and $219.4 million, respectively, of cash collections on loans in excess of expenses were deposited in a defeasance account, established for the repayment of the notes payable, under the agreement with the FDIC. The funds in the defeasance account are being and will be used to retire the notes payable upon their maturity. During the six months ended May 31, 2012, the LLCs retired $156.9 million principal amount of the notes payable under the agreement with the FDIC through the defeasance account.
The LLCs met the accounting definition of VIEs and since the Company was determined to be the primary beneficiary, the Company consolidated the LLCs. At May 31, 2012, these consolidated LLCs had total combined assets and liabilities of $1.3 billion and $0.5 billion, respectively. At November 30, 2011, these consolidated LLCs had total combined assets and liabilities of $1.4 billion and $0.7 billion, respectively.
In September 2010, the Rialto segment acquired approximately 400 distressed residential and commercial real estate loans (“Bank Portfolios”) and over 300 REO properties from three financial institutions. The Company paid $310 million for the distressed real estate and real estate related assets of which $124 million was financed through a 5-year senior unsecured note provided by one of the selling institutions. During the six months ended May 31, 2012, the Company retired $13 million principal amount of the 5-year senior unsecured note.
The following table displays the loans receivable by aggregate collateral type:

(In thousands)	May 31, 2012	November 30, 2011
Land	$304,239	348,234
Single family homes	126,656	152,265
Commercial properties	114,218	172,799
Multi-family homes	24,395	28,108
Other	8,867	11,948
Loans receivable	$578,375	713,354

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

The outstanding balance and carrying value of loans accounted for under ASC 310-30 was as follows:

(In thousands)	May 31, 2012	November 30, 2011
Outstanding principal balance	$1,040,569	1,331,094
Carrying value	$517,967	639,642
The activity in the accretable yield for the FDIC Portfolios and Bank Portfolios during the six months ended May 31, 2012 and 2011were as follows:

(In thousands)	May 31, 2012	May 31, 2011
Accretable yield, beginning of period	$209,480	396,311
Additions	8,423	16,173
Deletions	(23,256)	(37,869)
Accretions	(40,890)	(61,114)
Accretable yield, end of period	$153,757	313,501
Additions primarily represent reclasses from nonaccretable yield to accretable yield on the portfolios. Deletions represent disposal of loans, which includes foreclosure of underlying collateral and result in the removal of the loans from the accretable yield portfolios.
When forecasted principal and interest cannot be reasonably estimated at the loan acquisition date, management classifies the loan as nonaccrual and accounts for these assets in accordance with ASC 310-10, Receivables (“ASC 310-10”). When a loan is classified as nonaccrual, any subsequent cash receipt is accounted for using the cost recovery method. In accordance with ASC 310-10, a loan is considered impaired when based on current information and events it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. Although these loans met the definition of ASC 310-10, these loans were not considered impaired relative to the Company’s recorded investment at the time of acquisition since they were acquired at a substantial discount to their unpaid principal balance. A provision for loan losses is recognized when the recorded investment in the loan is in excess of its fair value. The fair value of the loan is determined by using either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral less estimated costs to sell. As of May 31, 2012 and November 30, 2011, the Company had an allowance for loan losses against the nonaccrual loans of $0.2 million and $0.8 million, respectively.
The following tables represent nonaccrual loans in the FDIC Portfolios and Bank Portfolios accounted for under ASC 310-10 aggregated by collateral type:
May 31, 2012

		Recorded Investment
(In thousands)	Unpaid Principal Balance	With Allowance	Without Allowance	Total Recorded Investment
Land	$40,590	—	16,694	16,694
Single family homes	28,458	1,156	14,410	15,566
Commercial properties	35,996	—	22,818	22,818
Multi-family homes	10,928	—	5,145	5,145
Other	295	—	185	185
Loans receivable	$116,267	1,156	59,252	60,408

November 30, 2011

		Recorded Investment
(In thousands)	Unpaid Principal Balance	With Allowance	Without Allowance	Total Recorded Investment
Land	$75,557	—	24,692	24,692
Single family homes	55,377	1,956	13,235	15,191
Commercial properties	48,293	2,660	24,434	27,094
Multi-family homes	16,750	—	6,735	6,735
Other	405	—	—	—
Loans receivable	$196,382	4,616	69,096	73,712
The average recorded investment in impaired loans totaled approximately $67 million and $197 million, respectively, for the six months ended May 31, 2012 and 2011.
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
Nonaccrual — Loans in which forecasted principal and interest could not be reasonably estimated at the date of acquisition. Although the Company believes the recorded investment balance will ultimately be realized, the risk of nonaccrual loans relates to a decline in the value of the collateral securing the outstanding obligation and the recognition of an impairment through an allowance for loan losses if the recorded investment in the loan exceeds the fair value of the collateral less estimated cost to sell. As of May 31, 2012 and November 30, 2011, the Company had an allowance on these loans of $0.2 million and $0.8 million, respectively. During the three months ended May 31, 2012, the Company recorded $1.4 million of provision for loan losses offset by charge-offs of $1.3 million upon foreclosure of the loans. During the six months ended May 31, 2012, the Company recorded $2.3 million of provision for loan losses offset by charge-offs of $2.9 million upon foreclosure of the loans.
Accrual and nonaccrual loans receivable by risk categories were as follows:
May 31, 2012

(In thousands)	Accrual	Nonaccrual	Total
Land	$287,545	16,694	304,239
Single family homes	111,090	15,566	126,656
Commercial properties	91,400	22,818	114,218
Multi-family homes	19,250	5,145	24,395
Other	8,682	185	8,867
Loans receivable	$517,967	60,408	578,375
November 30, 2011

(In thousands)	Accrual	Nonaccrual	Total
Land	$323,542	24,692	348,234
Single family homes	137,074	15,191	152,265
Commercial properties	145,705	27,094	172,799
Multi-family homes	21,373	6,735	28,108
Other	11,948	—	11,948
Loans receivable	$639,642	73,712	713,354
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
Upon the acquisition of REO through loan foreclosure, gains and losses are recorded in Rialto Investments other income (expense), net. The amount by which the recorded investment in the loan is less than the REO’s fair value (net of estimated cost to sell if held-for-sale), is recorded as an unrealized gain upon foreclosure. The amount by which the recorded investment in the loan is greater than the REO’s fair value (net of estimated cost to sell if held-for-sale) is generally recorded as a provision for loan losses.
At times, the Company may foreclose on a loan from an accrual loan pool in which the removal of the loan does not cause an overall decrease in the expected cash flows of the loan pool, and as such, no provision for loan losses is required to be recorded. However, the amount by which the recorded investment in the loan is greater than the REO’s fair value (net of estimated cost to sell if held-for-sale) is recorded as an unrealized loss upon foreclosure.
The following tables present the activity in REO:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2012	2011	2012	2011
REO - held-for-sale, beginning of period	$101,579	431,119	143,677	250,286
Additions	221	94,568	1,355	280,209
Improvements	2,036	5,516	5,999	8,234
Sales	(45,210)	(13,028)	(82,054)	(20,554)
Impairments	(382)	—	(1,622)	—
Transfers to Lennar Homebuilding	(3,904)	(3,926)	(3,904)	(3,926)
Transfers to/from held-and-used, net (1)	58,775	—	49,664	—
REO - held-for-sale, end of period	$113,115	514,249	113,115	514,249

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2012	2011	2012	2011
REO - held-and-used, net, beginning of period	$630,570	15,126	582,111	7,818
Additions	63,434	1,391	109,675	8,734
Improvements	780	—	780	—
Sales	—	—	(981)	—
Impairments	(676)	—	(3,273)	—
Depreciation	(932)	(50)	(4,247)	(85)
Transfers to/from held-for-sale (1)	(58,775)	—	(49,664)	—
REO - held-and-used, net, end of period	$634,401	16,467	634,401	16,467

(1)
During the three and six months ended May 31, 2012, the Rialto segment transferred certain properties to/from REO held-and-used, net to/from REO held-for-sale as a result of changes in the disposition strategy of the real estate assets.

For both the three and six months ended May 31, 2012, the Company recorded $8.4 million of gains from sales of REO. For the three months ended May 31, 2011, there were no gains from sales of REO and for six months ended May 31, 2011 the Company recorded $0.3 million of gains from sales of REO. For the three and six months ended May 31, 2012, the Company recorded gains (losses) of ($2.1) million and $3.7 million, respectively, from acquisitions of REO through foreclosure. For the three and six months ended May 31, 2011, the Company recorded $17.9 million and $35.0 million, respectively, of gains from acquisitions of REO through foreclosure. These gains (losses) are recorded in Rialto Investments other income (expense), net.

Investments
In 2010, the Rialto segment invested in approximately $43 million of non-investment grade commercial mortgage-backed securities (“CMBS”) for $19.4 million, representing a 55% discount to par value. The CMBS have a stated and assumed final distribution date of November 2020 and a stated maturity date of October 2057. The Rialto segment reviews changes in estimated cash flows periodically, to determine if other-than-temporary impairment has occurred on its investment securities. Based on the Rialto segment’s assessment, no impairment charges were recorded during both the three and six months ended May 31, 2012 and 2011. During the six months ended May 31, 2011, the Rialto segment sold a portion of its CMBS for $11.1 million, resulting in a gain on sale of CMBS of $4.7 million. The carrying value of the investment securities at May 31, 2012 and November 30, 2011, was $14.5 million and $14.1 million, respectively. The Rialto segment classified these securities as held-to-maturity based on its intent and ability to hold the securities until maturity.
In addition to the acquisition and management of the FDIC Portfolios and Bank Portfolios, an affiliate in the Rialto segment is a sub-advisor to the AllianceBernstein L.P. (“AB”) fund formed under the Federal government’s Public-Private Investment Program (“PPIP”) to purchase real estate related securities from banks and other financial institutions. The sub-advisor receives management fees for sub-advisory services. The Company committed to invest $75 million, of which the remaining outstanding commitment as of May 31, 2012 was $5.6 million, of the total equity commitments of approximately $1.2 billion made by private investors in this fund, and the U.S. Treasury has committed to a matching amount of approximately $1.2 billion of equity in the fund, as well as agreed to extend up to approximately $2.3 billion of debt financing. During both the three and six months ended May 31, 2012, the Company contributed $1.9 million. As of May 31, 2012 and November 30, 2011, the carrying value of the Company’s investment in the AB PPIP fund was $76.7 million and $65.2 million, respectively.
In 2010, the Rialto segment completed its first closing of a real estate investment fund (the “Fund”) with initial equity commitments of approximately $300 million (including $75 million committed by the Company, of which the remaining outstanding commitment as of May 31, 2012 was $23.7 million). The Fund was determined to have the attributes of an investment company in accordance with ASC 946, Financial Services – Investment Companies, the attributes of which are different from the attributes that would cause a company to be an investment company for purposes of the Investment Company Act of 1940. As a result, the Fund’s assets and liabilities are recorded at fair value with increases/decreases in fair value recorded in the statement of operations of the Fund, the Company’s share of which are recorded in the Rialto Investments equity in earnings from unconsolidated entities financial statement line item.
As of May 31, 2012, the equity commitments of the Fund were $700 million (including the $75 million committed by the Company). During the three and six months ended May 31, 2012, the Company contributed $10.7 million and $18.0 million, respectively, to the Fund. Of these amounts contributed, $13.9 million was distributed back to the Company during the three months ended May 31, 2012 as a return of capital contributions due to a securitization within the Fund. As of May 31, 2012 and November 30, 2011, the carrying value of the Company’s investment in the Fund was $64.8 million and $50.1 million, respectively. For the three and six months ended May 31, 2012, the Company’s share of earnings from the Fund was $3.0 million and $10.6 million, respectively. For both the three and six months ended May 31, 2011, the Company's share of losses from the Fund was ($0.4) million.
Additionally, another subsidiary in the Rialto segment has approximately a 5% investment in a service and infrastructure provider to the residential home loan market (the “Servicer Provider”), which provides services to the consolidated LLCs, among others. As of May 31, 2012 and November 30, 2011, the carrying value of the Company’s investment in the Servicer Provider was $8.6 million and $8.8 million, respectively.

Summarized condensed financial information on a combined 100% basis related to Rialto’s investments in unconsolidated entities that are accounted for by the equity method was as follows:
Balance Sheets

(In thousands)	May 31, 2012	November 30, 2011
Assets:
Cash and cash equivalents	$137,104	60,936
Loans receivable	400,467	274,213
Real estate owned	107,363	47,204
Investment securities	4,081,846	4,336,418
Other assets	223,861	171,196
	$4,950,641	4,889,967
Liabilities and equity:
Accounts payable and other liabilities	$166,557	320,353
Notes payable	230,561	40,877
Partner loans	163,516	137,820
Debt due to the U.S. Treasury	1,492,950	2,044,950
Equity	2,897,057	2,345,967
	$4,950,641	4,889,967
Statements of Operations

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2012	2011	2012	2011
Revenues	$119,123	116,044	241,528	232,932
Costs and expenses	51,996	35,045	103,181	86,516
Other income (expense), net (1)	37,335	(165,918)	303,775	(79,130)
Net earnings (loss) of unconsolidated entities	$104,462	(84,919)	442,122	67,286
Rialto Investments equity in earnings (loss) from unconsolidated entities	$5,569	(2,973)	24,027	1,552

(1)
Other income (expense), net for the three and six months ended May 31, 2012 and 2011 includes the AB PPIP Fund’s mark-to-market unrealized gains and unrealized losses, of which the Company’s portion is a small percentage.

(9)	Lennar Homebuilding Cash and Cash Equivalents
Cash and cash equivalents as of May 31, 2012 and November 30, 2011 included $118.5 million and $26.1 million, respectively, of cash held in escrow for approximately three days.

(10)	Lennar Homebuilding Restricted Cash
Restricted cash consists of customer deposits on home sales held in restricted accounts until title transfers to the homebuyer, as required by the state and local governments in which the homes were sold.

(11)	Lennar Homebuilding Senior Notes and Other Debts Payable

(Dollars in thousands)	May 31, 2012	November 30, 2011
5.95% senior notes due 2013	$267,135	266,855
5.50% senior notes due 2014	249,128	248,967
5.60% senior notes due 2015	500,885	500,999
6.50% senior notes due 2016	249,835	249,819
12.25% senior notes due 2017	394,067	393,700
6.95% senior notes due 2018	247,733	247,598
2.00% convertible senior notes due 2020	276,500	276,500
2.75% convertible senior notes due 2020	395,066	388,417
3.25% convertible senior notes due 2021	400,000	350,000
Mortgages notes on land and other debt	489,267	439,904
	$3,469,616	3,362,759

At May 31, 2012, the Company had a $150 million Letter of Credit and Reimbursement Agreement with certain financial institutions, which may be increased to $200 million, but for which there are currently no commitments for the additional $50 million. At May 31, 2012, the Company also had a $50 million Letter of Credit and Reimbursement Agreement with certain financial institutions that had a $50 million accordion feature for which there are currently no commitments, and a $200 million Letter of Credit Facility with a financial institution. Additionally, in May 2012, the Company entered into a 3-year unsecured revolving credit facility (the "Credit Facility") with certain financial institutions that expires in May 2015. The maximum aggregate commitment under the Credit Facility is $525 million, of which $410 million is committed and $115 million is available through an accordion feature, subject to additional commitments. As of May 31, 2012, the Company has no outstanding borrowings under the Credit Facility. The Company believes it was in compliance with its debt covenants at May 31, 2012.
The Company’s performance letters of credit outstanding were $82.8 million and $68.0 million, respectively, at May 31, 2012 and November 30, 2011. The Company’s financial letters of credit outstanding were $198.1 million and $199.3 million, respectively, at May 31, 2012 and November 30, 2011. Performance letters of credit are generally posted with regulatory bodies to guarantee the Company’s performance of certain development and construction activities, and financial letters of credit are generally posted in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral. Additionally, at May 31, 2012, the Company had outstanding performance and surety bonds related to site improvements at various projects (including certain projects in the Company’s joint ventures) of $601.9 million. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all development and construction activities are completed. As of May 31, 2012, there were approximately $343.6 million, or 57%, of anticipated future costs to complete related to these site improvements. The Company does not presently anticipate any draws upon these bonds, but if any such draws occur, the Company does not believe they would have a material effect on its financial position, results of operations or cash flows.
In November 2011, the Company issued $350.0 million aggregate principal amount of 3.25% convertible senior notes due 2021 (the “3.25% Convertible Senior Notes”). During the six months ended May 31, 2012, the initial purchasers of the 3.25% Convertible Senior Notes purchased an additional $50 million aggregate principal amount to cover over-allotments. At May 31, 2012 and November 30, 2011, the carrying and principal amount of the 3.25% Convertible Senior Notes was $400.0 million and $350.0 million, respectively. The 3.25% Convertible Senior Notes are convertible into shares of Class A common stock at any time prior to maturity or redemption at the initial conversion rate of 42.5555 shares of Class A common stock per $1,000 principal amount of the 3.25% Convertible Senior Notes or 17,022,200 Class A common shares if all the 3.25% Convertible Senior Notes are converted, which is equivalent to an initial conversion price of approximately $23.50 per share of Class A common stock, subject to anti-dilution adjustments. The shares are included in the calculation of diluted earnings per share. Holders of the 3.25% Convertible Senior Notes have the right to require the Company to repurchase them for cash equal to 100% of their principal amount, plus accrued but unpaid interest on November 15, 2016. The Company has the right to redeem the 3.25% Convertible Senior Notes at any time on or after November 20, 2016 for 100% of their principal amount, plus accrued but unpaid interest.
The 2.75% convertible senior notes due 2020 (the “2.75% Convertible Senior Notes”) are convertible into cash, shares of Class A common stock or a combination of both, at the Company’s election. However, it is the Company’s intent to settle the face value of the 2.75% Convertible Senior Notes in cash. The shares have not being historically included in the calculation of diluted earnings per share primarily because it is the Company’s intent to settle the face value of the 2.75% Convertible Senior Notes in cash; however, the Company’s volume weighted average stock price for the second quarter of 2012 was $26.75, which exceeded the conversion price, thus 3.5 million shares were included in the calculation of diluted earnings per share. Holders may convert the 2.75% Convertible Senior Notes at the initial conversion rate of 45.1794 shares of Class A common stock per $1,000 principal amount or 20,150,012 Class A common shares if all the 2.75% Convertible Senior Notes are converted, which is equivalent to an initial conversion price of approximately $22.13 per share of Class A common stock. Holders of the 2.75% Convertible Senior Notes have the right to require the Company to repurchase them for cash equal to 100% of their principal amount, plus accrued but unpaid interest, on December 15, 2015. The Company has the right to redeem the 2.75% Convertible Senior Notes at any time on or after December 20, 2015 for 100% of their principal amount, plus accrued but unpaid interest.
Certain provisions under ASC 470, Debt, require the issuer of certain convertible debt instruments that may be settled in cash on conversion to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. The Company has applied these provisions to its 2.75% Convertible Senior Notes. At both May 31, 2012 and November 30, 2011, the principal amount of the 2.75% Convertible Senior Notes was $446.0 million. At May 31, 2012 and November 30, 2011, the carrying amount of the equity component included in stockholders’ equity was $50.9 million and $57.6 million, respectively, and the net carrying amount of the 2.75% Convertible Senior Notes included in Lennar Homebuilding senior notes and other debts payable was $395.1 million and $388.4 million, respectively.
The 2.00% convertible senior notes due 2020 (the “2.00% Convertible Senior Notes”) are convertible into shares of Class A common stock at the initial conversion rate of 36.1827 shares of Class A common stock per $1,000 principal amount of the 2.00% Convertible Senior Notes or 10,004,517 Class A common shares if all the 2.00% Convertible Senior Notes are converted, which is equivalent to an initial conversion price of approximately $27.64 per share of Class A common stock, subject to anti-dilution adjustments. The shares are included in the calculation of diluted earnings per share. At both May 31, 2012 and November 30, 2011, the carrying and principal amount of the 2.00% Convertible Senior Notes was $276.5 million. Holders of the 2.00% Convertible Senior Notes have the right to require the Company to repurchase them for cash equal to 100% of their principal amount , plus accrued but unpaid interest, on each of December 1, 2013 and December 1, 2015. The Company has the right to redeem the 2.00% Convertible Senior Notes at any time on or after December 1, 2013 for 100% of their principal amount, plus accrued but unpaid interest.

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

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2012	2011	2012	2011
Warranty reserve, beginning of period	$85,717	103,976	88,120	109,179
Warranties issued during the period	8,106	6,599	14,961	11,338
Adjustments to pre-existing warranties from changes in estimates	3,680	2,689	5,047	(38)
Payments	(13,015)	(22,087)	(23,640)	(29,302)
Warranty reserve, end of period	$84,488	91,177	84,488	91,177
As of May 31, 2012, the Company has identified approximately 1,000 homes delivered in Florida primarily during its 2006 and 2007 fiscal years that are confirmed to have had defective Chinese drywall and resulting damage. This represents a small percentage of homes the Company delivered nationally (1.2%) during those fiscal years. Defective Chinese drywall is an industry-wide issue as other homebuilders have publicly disclosed that they have experienced similar issues with defective Chinese drywall.
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
Through May 31, 2012, the Company has accrued $82.2 million of warranty reserves related to homes confirmed as having defective Chinese drywall, as well as an estimate for homes not yet inspected that may contain Chinese drywall. There were no additional amounts accrued during either the three or six months ended May 31, 2012. As of May 31, 2012 and November 30, 2011, the warranty reserve related to Chinese drywall, net of payments, was $5.4 million and $9.1 million, respectively. The Company has received, and continues to seek, reimbursement from its subcontractors, insurers and others for costs the Company has incurred or expects to incur to investigate and repair defective Chinese drywall and resulting damage. During both the three and six months ended May 31, 2012, the Company received $0.3 million amount of payments through third party recoveries relative to the costs it has incurred and expects to incur remedying the homes confirmed and estimated to have defective Chinese drywall and resulting damage. During the three and six months ended May 31, 2011, the Company received payments of $1.1 million and $2.4 million respectively, through third party recoveries relative to the costs it has incurred and expects to incur remedying the homes confirmed and estimated to have defective Chinese drywall and resulting damage.

(13)	Share-Based Payment
During both the three and six months ended May 31, 2012 and 2011, the Company granted an immaterial number of stock options and nonvested shares. Compensation expense related to the Company’s share-based payment awards was as follows:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2012	2011	2012	2011
Stock options	$915	932	1,800	2,294
Nonvested shares	6,856	3,844	14,132	9,212
Total compensation expense for share-based awards	$7,771	4,776	15,932	11,506

(14)	Financial Instruments
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
The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at May 31, 2012 and November 30, 2011, using available market information and what the Company believes to be appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies might have a material effect on the estimated fair value amounts. The table excludes cash and cash equivalents, restricted cash, defeasance cash to retire notes payable, receivables, net and accounts payable, all of which had fair values approximating their carrying amounts due to the short maturities of these instruments.

		May 31, 2012		November 30, 2011
	Fair Value	Carrying	Fair	Carrying	Fair
(In thousands)	Hierarchy	Amount	Value	Amount	Value
ASSETS
Rialto Investments:
Loans receivable, net	Level 3	$578,375	599,707	713,354	749,382
Investments held-to-maturity	Level 1	$14,538	14,430	14,096	13,996
Lennar Financial Services:
Loans held-for-investment, net	Level 3	$23,402	21,354	24,262	22,736
Investments held-to-maturity	Level 1	$48,609	48,469	48,860	47,651
LIABILITIES
Lennar Homebuilding:
Senior notes and other debts payable	Level 2	$3,469,616	4,033,054	3,362,759	3,491,212
Rialto Investments:
Notes payable	Level 2	$594,915	575,805	765,541	729,943
Lennar Financial Services:
Notes and other debts payable	Level 2	$263,472	263,472	410,134	410,134
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

The Company’s financial instruments measured at fair value on a recurring basis are summarized below:

	Fair	Fair Value at	Fair Value at
Financial Instruments	Value Hierarchy	May 31, 2012	November 30, 2011
(In thousands)
Lennar Financial Services:
Loans held-for-sale (1)	Level 2	$267,969	303,780
Mortgage loan commitments	Level 2	$11,377	4,192
Forward contracts	Level 2	$(5,434)	(1,404)
Lennar Homebuilding:
Investments available-for-sale	Level 3	$24,306	42,892

(1)
The aggregate fair value of loans held-for-sale of $268.0 million at May 31, 2012 exceeds their aggregate principal balance of $254.1 million by $13.9 million. The aggregate fair value of loans held-for-sale of $303.8 million at November 30, 2011 exceeds their aggregate principal balance of $292.2 million by $11.6 million.

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
Loans held-for-sale— Fair value is based on independent quoted market prices, where available, or the prices for other mortgage whole loans with similar characteristics. Management believes carrying loans held-for-sale at fair value improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions. In addition, the Company recognizes the fair value of its rights to service a mortgage loan as revenue upon entering into an interest rate lock loan commitment with a borrower. The fair value of these servicing rights is included in Lennar Financial Services’ loans held-for-sale as of May 31, 2012 and November 30, 2011. Fair value of the servicing rights is determined based on value in the servicing sales contracts.
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

Gains and losses of Lennar Financial Services financial instruments measured at fair value from initial measurement and subsequent changes in fair value are recognized in the Lennar Financial Services segment’s operating earnings. There were no gains or losses recognized for the Lennar Homebuilding investments available-for-sale during both the three and six months ended May 31, 2012 and 2011. The changes in fair values that are included in operating earnings are shown, by financial instrument and financial statement line item below:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2012	2011	2012	2011
Changes in fair value included in Lennar Financial Services revenues:
Loans held-for-sale	$3,598	2,841	2,291	2,694
Mortgage loan commitments	$5,743	1,147	7,185	3,664
Forward contracts	$(4,765)	(1,705)	(4,030)	(6,371)
Interest income on loans held-for-sale measured at fair value is calculated based on the interest rate of the loan and recorded in interest income in the Lennar Financial Services’ statement of operations.
The following table represents a reconciliation of the beginning and ending balance for the Company’s Level 3 recurring fair value measurements (investments available-for-sale) included in the Lennar Homebuilding segment’s other assets:

	Three Months Ended	Six Months Ended
(In thousands)	May 31, 2012
Investments available-for-sale, beginning of period	$18,236	42,892
Purchases and other (1)	6,070	20,998
Sales	—	(6,436)
Settlements (2)	—	(33,148)
Investments available-for-sale, end of period	$24,306	24,306

(1)	Represents investments in community development district bonds that mature at various dates between 2022 and 2042.

(2)
The investments available-for-sale that were settled during both the three and six months ended May 31, 2012 related to investments in community development district bonds, which were in default by the borrower and regarding which the Company foreclosed on the underlying real estate collateral. Therefore, these investments were reclassified from other assets to land and land under development.

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

		Fair Value
	Fair Value Hierarchy	Three Months Ended	Total Gains (Losses) (1)
Non-financial assets		May 31, 2012
(In thousands)
Lennar Homebuilding:
Finished homes and construction in progress (2)	Level 3	$1,213	(2,404)
Land and land under development (3)	Level 3	$13,318	(332)
Rialto Investments:
REO - held-for-sale (4)	Level 3	$2,443	(1,726)
REO - held-and-used, net (5)	Level 3	$66,085	(1,458)

(1)	Represents total losses due to valuation adjustments and impairments, and total gains from acquisitions of real estate through foreclosure recorded during the three months ended May 31, 2012.

(2)
Finished homes and construction in progress with an aggregate carrying value of $3.6 million were written down to their fair value of $1.2 million, resulting in valuation adjustments of $2.4 million, which were included in Lennar Homebuilding costs and expenses in the Company’s statement of operations for the three months ended May 31, 2012.

(3)
Land and land under development with an aggregate carrying value of $13.6 million were written down to their fair value of $13.3 million, resulting in valuation adjustments of $0.3 million, which were included in Lennar Homebuilding costs and expenses in the Company’s statement of operations for the three months ended May 31, 2012.

(4)
REO, held-for-sale, assets are initially recorded at fair value less estimated costs to sell at the time of acquisition through, or in lieu of, loan foreclosure. Upon acquisition, the REO, held-for-sale, had a carrying value of $1.5 million and a fair value of $0.2 million. The fair value of REO, held-for-sale, is based upon the appraised value at the time of foreclosure or management’s best estimate. The losses upon acquisition of REO, held-for-sale, were ($1.3) million. As part of management’s periodic valuations of its REO, held-for-sale, during the three months ended May 31, 2012, REO, held-for-sale, with an aggregate value of $2.6 million were written down to their fair value of $2.2 million, resulting in impairments of $0.4 million. These losses and impairments are included within Rialto Investments other income (expense), net in the Company’s statement of operations for the three months ended May 31, 2012.

(5)
REO, held-and-used, net, assets are initially recorded at fair value at the time of acquisition through, or in lieu of, loan foreclosure. Upon acquisition, the REO, held-and-used, net, had a carrying value of $64.2 million and a fair value of $63.4 million. The fair value of REO, held-and-used, net, is based upon the appraised value at the time of foreclosure or management’s best estimate. The losses upon acquisition of REO, held-and-used, net, were ($0.8) million. As part of management’s periodic valuations of its REO, held-and-used, net, during the three months ended May 31, 2012, REO, held-and-used, net, with an aggregate value of $3.3 million were written down to their fair value of $2.6 million, resulting in impairments of $0.7 million. These losses and impairments are included within Rialto Investments other income (expense), net in the Company’s statement of operations for the three months ended May 31, 2012.

	Fair Value Hierarchy	Fair Value	Total Gains (Losses) (1)
		Three Months Ended
Non-financial assets		May 31, 2011
(In thousands)
Lennar Homebuilding:
Finished homes and construction in progress (2)	Level 3	$2,718	(3,328)
Investments in unconsolidated entities (3)	Level 3	$29,682	(150)
Rialto Investments:
REO - held-for-sale (4)	Level 3	$94,568	17,550
REO - held-and-used, net (5)	Level 3	$1,391	381

(1)	Represents total losses due to valuation adjustments and total gains from acquisitions of real estate through foreclosure recorded during the three months ended May 31, 2011.

(2)
Finished homes and construction in progress with an aggregate carrying value of $6.0 million were written down to their fair value of $2.7 million, resulting in valuation adjustments of $3.3 million, which were included in Lennar Homebuilding costs and expenses in the Company’s statement of operations for the three months ended May 31, 2011.

(3)
Lennar Homebuilding investments in unconsolidated entities with an aggregate carrying value of $29.9 million were written down to their fair value of $29.7 million, resulting in valuation adjustments of $0.2 million, which were included in Lennar Homebuilding other income, net in the Company’s statement of operations for the three months ended May 31, 2011.

(4)
REO, held-for-sale, assets are initially recorded at fair value less estimated costs to sell at the time of acquisition through, or in lieu of, loan foreclosure. Upon acquisition, the REO, held-for-sale, had a carrying value of $77.0 million and a fair value of $94.6 million. The fair value of REO, held-for-sale, is based upon the appraised value at the time of foreclosure or management’s best estimate. The gains upon acquisition of REO, held-for-sale, were $17.6 million and are included within Rialto Investments other income (expense), net in the Company’s statement of operations for the three months ended May 31, 2011.

(5)
REO, held-and-used, net, assets are initially recorded at fair value at the time of acquisition through, or in lieu of, loan foreclosure. Upon acquisition, the REO, held-and-used, net, had a carrying value of $1.0 million and a fair value of $1.4 million. The fair value of REO, held-and-used, net, is based upon the appraised value at the time of foreclosure or management’s best estimate. The gains upon acquisition of REO, held-and-used, net, were $0.4 million and are included within Rialto Investments other income (expense), net in the Company’s statement of operations for the three months ended May 31, 2011.

		Fair Value
	Fair Value Hierarchy	Six Months Ended	Total Gains (Losses) (1)
Non-financial assets		May 31, 2012
(In thousands)
Lennar Homebuilding:
Finished homes and construction in progress (2)	Level 3	$2,761	(4,429)
Land and land under development (3)	Level 3	$13,318	(332)
Rialto Investments:
REO - held-for-sale (4)	Level 3	$13,866	(2,188)
REO - held-and-used, net (5)	Level 3	$120,373	955

(1)	Represents total losses due to valuation adjustments and impairments, and total gains from acquisitions of real estate through foreclosure recorded during the six months ended May 31, 2012.

(2)
Finished homes and construction in progress with an aggregate carrying value of $7.2 million were written down to their fair value of $2.8 million, resulting in valuation adjustments of $4.4 million, which were included in Lennar Homebuilding costs and expenses in the Company’s statement of operations for the six months ended May 31, 2012.

(3)
Land and land under development with an aggregate carrying value of $13.6 million were written down to their fair value of $13.3 million, resulting in valuation adjustments of ($0.3) million, which were included in Lennar Homebuilding costs and expenses in the Company’s statement of operations for the six months ended May 31, 2012.

(4)
REO, held-for-sale, assets are initially recorded at fair value less estimated costs to sell at the time of acquisition through, or in lieu of, loan foreclosure. Upon acquisition, the REO, held-for-sale, had a carrying value of $2.0 million and a fair value of $1.4 million. The fair value of REO, held-for-sale, is based upon the appraised value at the time of foreclosure or management’s best estimate. The losses upon acquisition of REO, held-for-sale, were ($0.6) million. As part of management’s periodic valuations of its REO, held-for-sale, during the six months ended May 31, 2012, REO, held-for-sale, with an aggregate value of $14.1 million were written down to their fair value of $12.5 million, resulting in impairments of $1.6 million. These losses and impairments are included within Rialto Investments other income (expense), net in the Company’s statement of operations for the six months ended May 31, 2012.

(5)
REO, held-and-used, net, assets are initially recorded at fair value at the time of acquisition through, or in lieu of, loan foreclosure. Upon acquisition, the REO, held-and-used, net, had a carrying value of $105.4 million and a fair value of $109.7 million. The fair value of REO, held-and-used, net, is based upon the appraised value at the time of foreclosure or management’s best estimate. The gains upon acquisition of REO, held-and-used, net, were $4.3 million. As part of management’s periodic valuations of its REO, held-and-used, net, during the six months ended May 31, 2012, REO, held-and-used, net, with an aggregate value of $14.0 million were written down to their fair value of $10.7 million, resulting in impairments of $3.3 million. These gains and impairments are included within Rialto Investments other income (expense), net in the Company’s statement of operations for the six months ended May 31, 2012.

	Fair Value Hierarchy	Fair Value	Total Gains (Losses) (1)
		Six Months Ended
Non-financial assets		May 31, 2011
(In thousands)
Lennar Homebuilding:
Finished homes and construction in progress (2)	Level 3	$7,050	(8,140)
Investments in unconsolidated entities (3)	Level 3	$30,211	(8,412)
Rialto Investments:
REO - held-for-sale (4)	Level 3	$280,209	34,490
REO - held-and-used, net (5)	Level 3	$8,734	550

(1)	Represents total losses due to valuation adjustments and total gains from acquisitions of real estate through foreclosure recorded during the six months ended May 31, 2011.

(2)
Finished homes and construction in progress with an aggregate carrying value of $15.2 million were written down to their fair value of $7.1 million, resulting in valuation adjustments of $8.1 million, which were included in Lennar Homebuilding costs and expenses in the Company’s statement of operations for the three months ended May 31, 2011.

(3)
Lennar Homebuilding investments in unconsolidated entities with an aggregate carrying value of $38.6 million were written down to their fair value of $30.2 million, resulting in valuation adjustments $8.4 million , which were included in Lennar Homebuilding other income, net in the Company’s statement of operations for the six months ended May 31, 2011.

(4)
REO, held-for-sale, assets are initially recorded at fair value less estimated costs to sell at the time of acquisition through, or in lieu of, loan foreclosure. Upon acquisition, the REO, held-for-sale, had a carrying value of $245.7 million and a fair value of $280.2 million. The fair value of REO, held-for-sale, is based upon the appraised value at the time of foreclosure or management’s best estimate. The gains upon acquisition of REO, held-for-sale, were $34.5 million and are included within Rialto Investments other income (expense), net in the Company’s statement of operations for the six months ended May 31, 2011.

(5)
REO, held-and-used, net, assets are initially recorded at fair value at the time of acquisition through, or in lieu of, loan foreclosure. Upon acquisition, the REO, held-and-used, net, had a carrying value of $8.1 million and a fair value of $8.7 million. The fair value of REO, held-and-used, net, is based upon the appraised value at the time of foreclosure or management’s best estimate. The gains upon acquisition of REO, held-and-used, net, were $0.6 million and are included within Rialto Investments other income (expense), net in the Company’s statement of operations for the six months ended May 31, 2011.

Finished homes and construction in progress are included within inventories. Inventories are stated at cost unless the inventory within a community is determined to be impaired, in which case the impaired inventory is written down to fair value. Inventory costs include land, land development and home construction costs, real estate taxes, deposits on land purchase contracts and interest related to development and construction. Construction overhead and selling expenses are expensed as incurred. Homes held-for-sale are classified as inventories until delivered. Land, land development, amenities and other costs are accumulated by specific area and allocated to homes within the respective areas. The Company reviews its inventory for indicators of impairment by evaluating each community during each reporting period. The inventory within each community is categorized as finished homes and construction in progress or land under development based on the development state of the community. There were 438 and 449 active communities as of May 31, 2012 and 2011, respectively. If the undiscounted cash flows expected to be generated by a community are less than its carrying amount, an impairment charge is recorded to write down the carrying amount of such community to its estimated fair value.
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
In the six months ended May 31, 2012, the Company reviewed each of its homebuilding communities for potential indicators and performed detailed impairment calculations on 13 communities. The table below summarizes the most significant unobservable inputs used in the Company's discounted cash flow model to determine the fair value of its communities for which the Company recorded valuation adjustments during the six months ended May 31, 2012:

Unobservable inputs	Range
Average selling price	$83,000	-	$310,000
Absorption rate per quarter (homes)	1	-	13
Discount rate	20%	-	20%
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
REO represents real estate that the Rialto segment has taken control or has effective control of in partial or full satisfaction of loans receivable. At the time of acquisition of a property through foreclosure of a loan, REO is recorded at fair value less estimated costs to sell if classified as held-for-sale or at fair value if classified as held-and-used, which becomes the property’s new basis. The fair values of these assets are determined in part by placing reliance on third party appraisals of the properties and/or internally prepared analyses of recent offers or prices on comparable properties in the proximate vicinity. The third party appraisals and internally developed analyses are significantly impacted by the local market economy, market supply and demand, competitive conditions and prices on comparable properties, adjusted for date of sale, location, property size, and other factors. Each REO is unique and is analyzed in the context of the particular market where the property is located. In order to establish the significant assumptions for a particular REO, the Company analyzes historical trends, including trends achieved by our local homebuilding operations, if applicable, and current trends in the market and economy impacting the REO. Using available trend information, the Company then calculates its best estimate of fair value, which can include projected cash flows discounted at a rate the Company believes a market participant would determine to be commensurate with the inherent risks associated with the assets and related estimated cash flow streams. These methods use unobservable inputs to develop fair value for the Company’s REO. Due to the volume and variance of unobservable inputs, resulting from the uniqueness of each of the Company's REO, the Company does not use a standard range of unobservable inputs with respect to its evaluation of REO. However, for operating properties within REO, the Company may also use estimated cash flows multiplied by a capitalization rate to determine the fair value of the property. For the three and six months ended May 31, 2012, the capitalization rates used to estimate fair value ranged from 6% to 13% and varied based on the location of the asset, asset type and occupancy rates for the operating properties.
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
The Company evaluated the joint venture agreements of its joint ventures that had reconsideration events during the six months ended May 31, 2012. Based on the Company’s evaluation, it consolidated an entitiy within its Lennar Homebuilding segment that at May 31, 2012 had total assets of $7.3 million and an immaterial amount of liabilities. In addition, during the six months ended May 31, 2012, there were no VIEs that were deconsolidated.
At May 31, 2012 and November 30, 2011, the Company’s recorded investments in Lennar Homebuilding unconsolidated entities were $566.6 million and $545.8 million, respectively, and the Rialto segment’s investments in unconsolidated entities as of May 31, 2012 and November 30, 2011 were $150.7 million and $124.7 million, respectively.
Consolidated VIEs
As of May 31, 2012, the carrying amounts of the VIEs’ assets and non-recourse liabilities that consolidated were $2.1 billion and $0.7 billion, respectively. Those assets are owned by, and those liabilities are obligations of, the VIEs, not the Company.
A VIE’s assets can only be used to settle obligations of that VIE. The VIEs are not guarantors of Company’s senior notes or other debts payable. In addition, the assets held by a VIE usually are collateral for that VIE’s debt. The Company and other partners do not generally have an obligation to make capital contributions to a VIE unless the Company and/or the other partner(s) have entered into debt guarantees with a VIE’s banks. Other than debt guarantee agreements with a VIE’s banks, there are no liquidity arrangements or agreements to fund capital or purchase assets that could require the Company to provide financial support to a VIE. While the Company has option contracts to purchase land from certain of its VIEs, the Company is not required to purchase the assets and could walk away from the contracts.
Unconsolidated VIEs
The Company’s recorded investment in VIEs that are unconsolidated and its estimated maximum exposure to loss were as follows:
As of May 31, 2012

(In thousands)	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss
Lennar Homebuilding (1)	$95,094	120,569
Rialto Investments (2)	99,845	105,470
	$194,939	226,039
As of November 30, 2011

(In thousands)	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss
Lennar Homebuilding (1)	$94,517	123,038
Rialto Investments (2)	88,076	95,576
	$182,593	218,614

(1)
At both May 31, 2012 and November 30, 2011, the maximum exposure to loss of Lennar Homebuilding’s investments in unconsolidated VIEs is limited to its investment in the unconsolidated VIEs, except with regard to $25.4 million and $28.3 million, respectively, of recourse debt of one of the unconsolidated VIEs, which is included in the Company’s maximum recourse related to Lennar Homebuilding unconsolidated entities.

(2)	For Rialto’s investment in unconsolidated VIEs, the Company made a $75 million commitment to fund capital in the AB

PPIP fund. As of May 31, 2012, the Company had contributed $69.4 million of the $75.0 million commitment, and it cannot walk away from its remaining commitment to fund capital. As of November 30, 2011, the Company had contributed $67.5 million of the $75.0 million commitment, and it cannot walk away from its remaining commitment to fund capital. Therefore, as of May 31, 2012 and November 30, 2011, the maximum exposure to loss for Rialto’s unconsolidated VIEs was higher than the carrying amount of its investments. In addition, at May 31, 2012 and November 30, 2011, investments in unconsolidated VIEs and Lennar’s maximum exposure to loss include $14.5 million and $14.1 million, respectively, related to Rialto’s investments held-to-maturity.
While these entities are VIEs, the Company has determined that the power to direct the activities of the VIEs that most significantly impact the VIEs’ economic performance is generally shared. While the Company generally manages the day-to-day operations of the VIEs, each of these VIEs has an executive committee made up of representatives from each partner. The members of the executive committee have equal votes and major decisions require unanimous consent and approval from all members. The Company does not have the unilateral ability to exercise participating voting rights without partner consent. Furthermore, the Company’s economic interest is not significantly disproportionate to the point where it would indicate that the Company has the power to direct these activities.
The Company and other partners do not generally have an obligation to make capital contributions to the VIEs, except for the Company’s $5.6 million remaining commitment to the AB PPIP fund as of May 31, 2012 and $25.4 million of recourse debt of one of the Lennar Homebuilding unconsolidated VIEs. The Company and the other partners did not guarantee any debt of these unconsolidated VIEs. There are no liquidity arrangements or agreements to fund capital or purchase assets that could require the Company to provide financial support to the VIEs. While the Company has option contracts to purchase land from certain of its unconsolidated VIEs, the Company is not required to purchase the assets and could walk away from the contracts.
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
The Company evaluates all option contracts for land to determine whether they are VIEs and, if so, whether the Company is the primary beneficiary of certain of these option contracts. Although the Company does not have legal title to the optioned land, if the Company is deemed to be the primary beneficiary, it is required to consolidate the land under option at the purchase price of the optioned land. During the six months ended May 31, 2012, the effect of consolidation of these option contracts was a net increase of $2.9 million to consolidated inventory not owned with a corresponding increase to liabilities related to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of May 31, 2012. To reflect the purchase price of the inventory consolidated, the Company reclassified the related option deposits from land under development to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of May 31, 2012. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and the Company’s cash deposits. The increase to consolidated inventory not owned was offset by the Company exercising its options to acquire land under certain contracts previously consolidated resulting in a net decrease in consolidated inventory not owned of $23.1 million for the six months ended May 31, 2012.
The Company’s exposure to loss related to its option contracts with third parties and unconsolidated entities consisted of its non-refundable option deposits and pre-acquisition costs totaling $136.5 million and $156.8 million, respectively, at May 31, 2012 and November 30, 2011. Additionally, the Company had posted $43.4 million and $44.1 million, respectively, of letters of credit in lieu of cash deposits under certain option contracts as of May 31, 2012 and November 30, 2011.

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
In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, (“ASU 2011-04”). ASU 2011-04 amends ASC 820, Fair Value Measurements, (“ASC 820”), providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the ASC 820 disclosure requirements, particularly for Level 3 fair value measurements. The company adopted ASU 2011-04 for its second quarter ended May 31, 2012. The adoption of ASU 2011-04 did not have a material effect on the Company’s condensed consolidated financial statements, but did require additional disclosures.
In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, (“ASU 2011-05”). ASU 2011-05 requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. ASU 2011-05 will be effective for the Company’s quarter ending February 28, 2013. The adoption of ASU 2011-05 is not expected to have a material effect on the Company’s condensed consolidated financial statements, but will require a change in the presentation of the Company’s comprehensive income from the notes of the consolidated financial statements, where it is currently disclosed, to the face of the condensed consolidated financial statements.
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
The indentures governing the principal amounts of the Company’s 5.95% senior notes due 2013, 5.50% senior notes due 2014, 5.60% senior notes due 2015, 6.50% senior notes due 2016, 12.25% senior notes due 2017, 6.95% senior notes due 2018, 2.00% convertible senior notes due 2020, 2.75% convertible senior notes due 2020 and 3.25% convertible senior notes due 2021 require that, if any of the Company’s wholly owned subsidiaries, other than its finance company subsidiaries and foreign subsidiaries, directly or indirectly guarantee at least $75 million principal amount of debt of Lennar Corporation, those subsidiaries must also guarantee Lennar Corporation’s obligations with regard to its senior notes. The entities referred to as “guarantors” in the following tables are subsidiaries that were guaranteeing the senior notes because they were guaranteeing the $150 million LC Agreement, the $200 million Letter of Credit Facility and the Credit Facility at May 31, 2012. Supplemental information for the guarantors is as follows:

Condensed Consolidating Balance Sheet
May 31, 2012

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Lennar Homebuilding:
Cash and cash equivalents, restricted cash and receivables, net	$535,090	160,239	25,255	—	720,584
Inventories	—	4,272,037	527,261	—	4,799,298
Investments in unconsolidated entities	—	522,729	43,847	—	566,576
Other assets	47,332	620,270	218,906	—	886,508
Investments in subsidiaries	3,377,167	688,791	—	(4,065,958)	—
	3,959,589	6,264,066	815,269	(4,065,958)	6,972,966
Rialto Investments	—	—	1,748,827	—	1,748,827
Lennar Financial Services	—	76,573	552,843	—	629,416
Total assets	$3,959,589	6,340,639	3,116,939	(4,065,958)	9,351,209
LIABILITIES AND EQUITY
Lennar Homebuilding:
Accounts payable and other liabilities	$242,398	487,470	25,928	—	755,796
Liabilities related to consolidated inventory not owned	—	302,853	—	—	302,853
Senior notes and other debts payable	2,980,349	267,784	221,483	—	3,469,616
Intercompany	(2,440,536)	1,876,739	563,797	—	—
	782,211	2,934,846	811,208	—	4,528,265
Rialto Investments	—	—	612,598	—	612,598
Lennar Financial Services	—	28,626	401,812	—	430,438
Total liabilities	782,211	2,963,472	1,825,618	—	5,571,301
Stockholders’ equity	3,177,378	3,377,167	688,791	(4,065,958)	3,177,378
Noncontrolling interests	—	—	602,530	—	602,530
Total equity	3,177,378	3,377,167	1,291,321	(4,065,958)	3,779,908
Total liabilities and equity	$3,959,589	6,340,639	3,116,939	(4,065,958)	9,351,209

(17) Supplemental Financial Information – (Continued)

Condensed Consolidating Balance Sheet
November 30, 2011

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Lennar Homebuilding:
Cash and cash equivalents, restricted cash and receivables, net	$871,376	190,483	24,920	—	1,086,779
Inventories	—	3,822,009	538,526	—	4,360,535
Investments in unconsolidated entities	—	502,363	43,397	—	545,760
Other assets	35,722	269,392	219,580	—	524,694
Investments in subsidiaries	3,368,336	611,311	—	(3,979,647)	—
	4,275,434	5,395,558	826,423	(3,979,647)	6,517,768
Rialto Investments	—	—	1,897,148	—	1,897,148
Lennar Financial Services	—	149,842	589,913	—	739,755
Total assets	$4,275,434	5,545,400	3,313,484	(3,979,647)	9,154,671
LIABILITIES AND EQUITY
Lennar Homebuilding:
Accounts payable and other liabilities	$290,337	483,590	29,405	—	803,332
Liabilities related to consolidated inventory not owned	—	326,200	—	—	326,200
Senior notes and other debts payable	2,922,855	215,840	224,064	—	3,362,759
Intercompany	(1,634,226)	1,105,872	528,354	—	—
	1,578,966	2,131,502	781,823	—	4,492,291
Rialto Investments	—	—	796,120	—	796,120
Lennar Financial Services	—	45,562	517,173	—	562,735
Total liabilities	1,578,966	2,177,064	2,095,116	—	5,851,146
Stockholders’ equity	2,696,468	3,368,336	611,311	(3,979,647)	2,696,468
Noncontrolling interests	—	—	607,057	—	607,057
Total equity	2,696,468	3,368,336	1,218,368	(3,979,647)	3,303,525
Total liabilities and equity	$4,275,434	5,545,400	3,313,484	(3,979,647)	9,154,671

(17)	Supplemental Financial Information – (Continued)

Condensed Consolidating Statement of Operations
Three Months Ended May 31, 2012

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Lennar Homebuilding	$—	808,088	—	—	808,088
Lennar Financial Services	—	35,965	57,080	(4,450)	88,595
Rialto Investments	—	—	33,472	—	33,472
Total revenues	—	844,053	90,552	(4,450)	930,155
Cost and expenses:
Lennar Homebuilding	—	726,156	3,479	2,207	731,842
Lennar Financial Services	—	35,479	41,411	(6,275)	70,615
Rialto Investments	—	(78)	30,198	78	30,198
Corporate general and administrative	27,980	—	—	1,188	29,168
Total costs and expenses	27,980	761,557	75,088	(2,802)	861,823
Lennar Homebuilding equity in loss from unconsolidated entities	—	(9,186)	(195)	—	(9,381)
Lennar Homebuilding other income (expense), net	(205)	12,767	—	196	12,758
Other interest expense	(1,452)	(23,803)	—	1,452	(23,803)
Rialto Investments equity in earnings from unconsolidated entities	—	—	5,569	—	5,569
Rialto Investments other expense, net	—	—	(1,372)	—	(1,372)
Earnings (loss) before income taxes	(29,637)	62,274	19,466	—	52,103
Benefit (provision) for income taxes	(1,848)	411,101	(6,932)	—	402,321
Equity in earnings from subsidiaries	484,188	10,813	—	(495,001)	—
Net earnings (including net earnings attributable to noncontrolling interests)	452,703	484,188	12,534	(495,001)	454,424
Less: Net earnings attributable to noncontrolling interests	—	—	1,721	—	1,721
Net earnings attributable to Lennar	$452,703	484,188	10,813	(495,001)	452,703

(17) Supplemental Financial Information – (Continued)

Condensed Consolidating Statement of Operations
Three Months Ended May 31, 2011

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Lennar Homebuilding	$—	648,315	14,161	—	662,476
Lennar Financial Services	—	32,701	31,191	(4,470)	59,422
Rialto Investments	—	—	42,595	—	42,595
Total revenues	—	681,016	87,947	(4,470)	764,493
Cost and expenses:
Lennar Homebuilding	—	614,224	17,884	(1,397)	630,711
Lennar Financial Services	—	35,009	24,420	(2,502)	56,927
Rialto Investments	—	—	32,273	—	32,273
Corporate general and administrative	19,184	—	—	1,414	20,598
Total costs and expenses	19,184	649,233	74,577	(2,485)	740,509
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities	—	2,629	(212)	—	2,417
Lennar Homebuilding other income (expense), net	(522)	9,501	—	532	9,511
Other interest expense	(1,453)	(22,468)	—	1,453	(22,468)
Rialto Investments equity in loss from unconsolidated entities	—	—	(2,973)	—	(2,973)
Rialto Investments other income, net	—	—	15,329	—	15,329
Earnings (loss) before income taxes	(21,159)	21,445	25,514	—	25,800
Benefit (provision) for income taxes	10,598	(6,759)	(4,792)	—	(953)
Equity in earnings from subsidiaries	24,346	9,660	—	(34,006)	—
Net earnings (including net earnings attributable to noncontrolling interests)	13,785	24,346	20,722	(34,006)	24,847
Less: Net earnings attributable to noncontrolling interests	—	—	11,062	—	11,062
Net earnings attributable to Lennar	$13,785	24,346	9,660	(34,006)	13,785

(17) Supplemental Financial Information – (Continued)

Condensed Consolidating Statement of Operations
Six Months Ended May 31, 2012

	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Lennar Homebuilding	$—	1,432,116	405	—	1,432,521
Lennar Financial Services	—	70,515	95,062	(8,767)	156,810
Rialto Investments	—	—	65,680	—	65,680
Total revenues	—	1,502,631	161,147	(8,767)	1,655,011
Cost and expenses:
Lennar Homebuilding	—	1,306,666	7,854	2,067	1,316,587
Lennar Financial Services	—	70,445	70,329	(10,194)	130,580
Rialto Investments	—	—	63,568	—	63,568
Corporate general and administrative	53,479	—	—	2,531	56,010
Total costs and expenses	53,479	1,377,111	141,751	(5,596)	1,566,745
Lennar Homebuilding equity in loss from unconsolidated entities	—	(8,045)	(253)	—	(8,298)
Lennar Homebuilding other income (expense), net	(282)	16,825	—	282	16,825
Other interest expense	(2,889)	(48,652)	—	2,889	(48,652)
Rialto Investments equity in earnings from unconsolidated entities	—	—	24,027	—	24,027
Rialto Investments other expense, net	—	—	(13,612)	—	(13,612)
Earnings (loss) before income taxes	(56,650)	85,648	29,558	—	58,556
Benefit (provision) for income taxes	10,761	405,067	(11,983)	—	403,845
Equity in earnings from subsidiaries	513,560	22,845	—	(536,405)	—
Net earnings (including net loss attributable to noncontrolling interests)	467,671	513,560	17,575	(536,405)	462,401
Less: Net loss attributable to noncontrolling interests	—	—	(5,270)	—	(5,270)
Net earnings attributable to Lennar	$467,671	513,560	22,845	(536,405)	467,671

(17) Supplemental Financial Information – (Continued)

Condensed Consolidating Statement of Operations
Six Months Ended May 31, 2011

	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Lennar Homebuilding	$—	1,107,272	21,913	—	1,129,185
Lennar Financial Services	—	66,695	69,556	(19,116)	117,135
Rialto Investments	—	—	76,218	—	76,218
Total revenues	—	1,173,967	167,687	(19,116)	1,322,538
Cost and expenses:
Lennar Homebuilding	—	1,048,444	33,519	(3,489)	1,078,474
Lennar Financial Services	—	70,779	56,757	(14,079)	113,457
Rialto Investments	—	—	60,622	—	60,622
Corporate general and administrative	41,415	—	—	2,535	43,950
Total costs and expenses	41,415	1,119,223	150,898	(15,033)	1,296,503
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities	—	11,312	(234)	—	11,078
Lennar Homebuilding other income, net	9,154	39,452	—	(9,135)	39,471
Other interest expense	(13,218)	(44,547)	—	13,218	(44,547)
Rialto Investments equity in earnings from unconsolidated entities	—	—	1,552	—	1,552
Rialto Investments other income, net	—	—	28,532	—	28,532
Earnings (loss) before income taxes	(45,479)	60,961	46,639	—	62,121
Benefit (provision) for income taxes	23,707	(16,560)	(5,695)	—	1,452
Equity in earnings from subsidiaries	62,963	18,562	—	(81,525)	—
Net earnings (including net earnings attributable to noncontrolling interests)	41,191	62,963	40,944	(81,525)	63,573
Less: Net earnings attributable to noncontrolling interests	—	—	22,382	—	22,382
Net earnings attributable to Lennar	$41,191	62,963	18,562	(81,525)	41,191

(17) Supplemental Financial Information – (Continued)

Condensed Consolidating Statement of Cash Flows
Six Months Ended May 31, 2012

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net earnings (including net loss attributable to noncontrolling interests)	$467,671	513,560	17,575	(536,405)	462,401
Adjustments to reconcile net earnings (including net loss attributable to noncontrolling interests) to net cash provided by (used in) operating activities	(24,046)	(1,234,944)	46,377	536,405	(676,208)
Net cash provided by (used in) operating activities	443,625	(721,384)	63,952	—	(213,807)
Cash flows from investing activities:
Investments in and contributions to Lennar Homebuilding unconsolidated entities, net	—	(22,873)	(790)	—	(23,663)
Investments in and contributions to Rialto Investments consolidated and unconsolidated entities, net	—	—	(5,875)	—	(5,875)
Decrease in Rialto Investments defeasance cash to retire notes payable	—	—	80,721	—	80,721
Receipts of principal payments on Rialto Investments loans receivable	—	—	41,788	—	41,788
Proceeds from sales of Rialto Investments real estate owned	—	—	91,473	—	91,473
Other	(208)	466	(6,506)	—	(6,248)
Net cash provided by (used in) investing activities	(208)	(22,407)	200,811	—	178,196
Cash flows from financing activities:
Net repayments under Lennar Financial Services debt	—	(79)	(146,582)	—	(146,661)
Net proceeds from convertible senior notes	48,965	—	—	—	48,965
Principal repayments on Rialto Investments notes payable	—	—	(170,589)	—	(170,589)
Net repayments on other borrowings	—	(7,048)	(4,473)		(11,521)
Exercise of land option contracts from an unconsolidated land investment venture	—	(16,490)	—	—	(16,490)
Net receipts related to noncontrolling interests	—	—	743	—	743
Common stock:
Issuances	12,074	—	—	—	12,074
Dividends	(15,132)	—	—	—	(15,132)
Intercompany	(823,028)	726,653	96,375	—	—
Net cash provided by (used in) financing activities	(777,121)	703,036	(224,526)	—	(298,611)
Net increase (decrease) in cash and cash equivalents	(333,704)	(40,755)	40,237	—	(334,222)
Cash and cash equivalents at beginning of period	864,237	172,018	127,349	—	1,163,604
Cash and cash equivalents at end of period	$530,533	131,263	167,586	—	829,382

(17) Supplemental Financial Information – (Continued)

Condensed Consolidating Statement of Cash Flows
Six Months Ended May 31, 2011

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net earnings (including net earnings attributable to noncontrolling interests)	$41,191	62,963	40,944	(81,525)	63,573
Adjustments to reconcile net earnings (including net earnings attributable to noncontrolling interests) to net cash provided by (used in) operating activities	44,403	(244,590)	59,698	81,525	(58,964)
Net cash provided by (used in) operating activities	85,594	(181,627)	100,642	—	4,609
Cash flows from investing activities:
Investments in and contributions to Lennar Homebuilding unconsolidated entities, net	—	(59,659)	(2,401)	—	(62,060)
Investments in and contributions to Rialto Investments consolidated and unconsolidated entities, net	—	—	(29,708)	—	(29,708)
Increase in Rialto Investments defeasance cash to retire notes payable	—	—	(58,300)	—	(58,300)
Receipts of principal payments on Rialto Investments loans receivable	—	—	38,079	—	38,079
Proceeds from sales of Rialto Investments real estate owned	—	—	20,851	—	20,851
Other	—	(919)	(3,507)	—	(4,426)
Net cash used in investing activities	—	(60,578)	(34,986)	—	(95,564)
Cash flows from financing activities:
Net repayments under Lennar Financial Services debt	—	(9)	(82,166)	—	(82,175)
Net repayments on other borrowings	—	(36,157)	(25,346)	—	(61,503)
Exercise of land option contracts from an unconsolidated land investment venture	—	(17,264)	—	—	(17,264)
Net payments related to noncontrolling interests	—	—	(942)	—	(942)
Excess tax benefits from share-based awards	261	—	—	—	261
Common stock:
Issuances	4,853	—	—	—	4,853
Repurchases	(10)	—	—	—	(10)
Dividends	(14,946)	—	—	—	(14,946)
Intercompany	(340,143)	290,384	49,759	—	—
Net cash provided by (used in) financing activities	(349,985)	236,954	(58,695)	—	(171,726)
Net increase (decrease) in cash and cash equivalents	(264,391)	(5,251)	6,961	—	(262,681)
Cash and cash equivalents at beginning of period	1,071,542	179,215	143,378	—	1,394,135
Cash and cash equivalents at end of period	$807,151	173,964	150,339	—	1,131,454

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
Outlook
Our diluted earnings per share of $2.06 during the second quarter of 2012, consisting of $0.21 per share related to our improving fundamental business and $1.85 per share related to the partial reversal of the valuation allowance against our deferred tax assets, marks our ninth consecutive quarter of earnings. The partial reversal of the valuation allowance against our deferred tax assets was supported by our consistent earnings, the expectation of continued earnings and the housing recovery we are experiencing in our markets.
Our continued effort to manage our homebuilding business carefully with tight controls over our costs and an intense focus on improving our gross margins, along with the ability to increase sales per community, raise prices and lower incentives, has resulted in our highest operating margins since our second quarter of 2006. Although conservative lending practices and challenging appraisals continue to exist in the marketplace, our company is experiencing net positive price and volume trends in most of our markets. This was evidenced during our second quarter of 2012, as deliveries increased 20%, new orders increased 40%, backlog increased 61% and our operating margins increased over 100% to 9.2% compared to last year.
As we look forward, the combination of low home prices and low interest rates continues to make the decision to purchase a new home more attractive for consumers than the heated rental market. As a company, we will continue to focus our strategy on making carefully underwritten strategic asset acquisitions in well-positioned markets in order to maximize our operating leverage as demand for new homes grows. In addition, we expect our financial services segment to continue to leverage our core homebuilding business and our Rialto Investment segment to be a contributor of cash and source of valuable homebuilding land deals for our company.
Our strong balance and liquidity, which was enhanced this quarter by our new $525 million unsecured revolving credit facility, puts us in an excellent position to capitalize on opportunities as we believe that the strategic investments we have made in all of our segments position us well for a third consecutive profitable year in 2012.

(1) Results of Operations
Overview
We historically have experienced, and expect to continue to experience, variability in quarterly results. Our results of operations for the three and six months ended May 31, 2012 are not necessarily indicative of the results to be expected for the full year.
Our net earnings attributable to Lennar were $452.7 million, or $2.39 per basic and $2.06 per diluted share, in the second quarter of 2012, which included a partial reversal of our deferred tax asset valuation allowance of $403.0 million, or $1.85 per diluted share, compared to net earnings attributable to Lennar of $13.8 million, or $0.07 per basic and diluted share, in the second quarter of 2011. Our net earnings attributable to Lennar were $467.7 million, or $2.47 per basic and $2.16 per diluted share, in the six months ended May 31, 2012, compared to $41.2 million, or $0.22 per basic and diluted share, which included $37.5 million, or $0.19 per diluted share, related to the receipt of a non-recurring litigation settlement. During both the three and six months ended May 31, 2012, there was an increase in operating earnings primarily due to an increase in the number of home deliveries and in the average sales price of homes delivered in our homebuilding operations. In addition, there was an increase in the operating earnings of our Lennar Financial Services segment primarily due to increased volume, partially offset by a decrease in the operating earnings of our Rialto segment.
Financial information relating to our operations was as follows:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2012	2011	2012	2011
Lennar Homebuilding revenues:
Sales of homes	$796,445	649,782	$1,407,145	$1,107,651
Sales of land	11,643	12,694	25,376	21,534
Total Lennar Homebuilding revenues	808,088	662,476	1,432,521	1,129,185
Lennar Homebuilding costs and expenses:
Costs of homes sold	617,495	524,036	1,100,317	890,235
Cost of land sold	8,959	9,793	19,795	16,182
Selling, general and administrative	105,388	96,882	196,475	172,057
Total Lennar Homebuilding costs and expenses	731,842	630,711	1,316,587	1,078,474
Lennar Homebuilding operating margins	76,246	31,765	115,934	50,711
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities	(9,381)	2,417	(8,298)	11,078
Lennar Homebuilding other income, net	12,758	9,511	16,825	39,471
Other interest expense	(23,803)	(22,468)	(48,652)	(44,547)
Lennar Homebuilding operating earnings	$55,820	21,225	75,809	56,713
Lennar Financial Services revenues	$88,595	59,422	156,810	117,135
Lennar Financial Services costs and expenses	70,615	56,927	130,580	113,457
Lennar Financial Services operating earnings	$17,980	2,495	26,230	3,678
Rialto Investments revenues	$33,472	42,595	65,680	76,218
Rialto Investments costs and expenses	30,198	32,273	63,568	60,622
Rialto Investments equity in earnings (loss) from unconsolidated entities	5,569	(2,973)	24,027	1,552
Rialto Investments other income (expense), net	(1,372)	15,329	(13,612)	28,532
Rialto Investments operating earnings	$7,471	22,678	12,527	45,680
Total operating earnings	$81,271	46,398	114,566	106,071
Corporate general administrative expenses	(29,168)	(20,598)	(56,010)	(43,950)
Earnings before income taxes	$52,103	25,800	58,556	62,121

Three Months Ended May 31, 2012 versus Three Months Ended May 31, 2011
Revenues from home sales increased 23% in the second quarter of 2012 to $796.4 million from $649.8 million in 2011. Revenues were higher primarily due to a 20% increase in the number of home deliveries, excluding unconsolidated entities, and a 2% increase in the average sales price of homes delivered. New home deliveries, excluding unconsolidated entities, increased to 3,192 homes in the second quarter of 2012 from 2,652 homes last year. There was an increase in home deliveries in all our Homebuilding segments and Homebuilding Other. The average sales price of homes delivered increased to $250,000 in the second quarter of 2012 from $245,000 in the same period last year. Sales incentives offered to homebuyers were $29,800 per home delivered in the second quarter of 2012, or 10.7% as a percentage of home sales revenue, compared to $33,900 per home delivered in the same period last year, or 12.1% as a percentage of home sales revenue, and $34,200 per home delivered in the first quarter of 2012, or 12.2% as a percentage of home sales revenue.
Gross margins on home sales were $179.0 million, or 22.5%, in the second quarter of 2012, compared to $125.7 million, or 19.4%, in the second quarter of 2011. Gross margin percentage on home sales improved compared to last year, primarily due to a greater percentage of deliveries from our new higher margin communities, a decrease in sales incentives offered to homebuyers as a percentage of revenue from home sales, an increase in the average sales price of homes delivered and lower valuation adjustments. Gross profits on land sales totaled $2.7 million in the second quarter of 2012, compared to $2.9 million in the second quarter of 2011.
Selling, general and administrative expenses were $105.4 million in the second quarter of 2012, compared to $96.9 million in the second quarter of 2011. As a percentage of revenues from home sales, selling, general and administrative expenses improved to 13.2% in the second quarter of 2012, from 14.9% in the second quarter of 2011, due to improved operating leverage.
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities was ($9.4) million in the second quarter of 2012, which included $5.4 million of valuation adjustments related to strategic asset sales at Lennar Homebuilding's unconsolidated entities, compared to Lennar Homebuilding equity in earnings (loss) of $2.4 million in the second quarter of 2011.
Lennar Homebuilding other income, net, totaled $12.8 million in the second quarter of 2012, primarily due to a $15.0 million gain on the sale of an operating property, compared to Lennar Homebuilding other income, net, of $9.5 million in the second quarter of 2011, of which $5.1 million related to the favorable resolution of a joint venture.
Homebuilding interest expense was $44.8 million in the second quarter of 2012 ($20.4 million was included in cost of homes sold, $0.6 million in cost of land sold and $23.8 million in other interest expense), compared to $41.5 million in the second quarter of 2011 ($18.5 million was included in cost of homes sold, $0.5 million in cost of land sold and $22.5 million in other interest expense). Interest expense increased due to an increase in our outstanding debt compared to the same period last year.
Operating earnings for the Lennar Financial Services segment were $18.0 million in the second quarter of 2012, compared to $2.5 million in the second quarter of 2011. The increase in profitability was primarily due to increased volume and margins in the segment's mortgage operations and increased volume in the segment's title operations.
In the second quarter of 2012, operating earnings for the Rialto Investments segment were $4.3 million, or $7.5 million (which included $3.2 million of net earnings attributable to noncontrolling interests), compared to operating earnings of $9.8 million, or $22.7 million (which included $12.9 million of net earnings attributable to noncontrolling interests) in the same period last year. In the second quarter of 2012, revenues in this segment were $33.5 million, which consisted primarily of accretable interest income associated with the segment’s portfolio of real estate loans and fees for managing and servicing assets, compared to revenues of $42.6 million in the same period last year. In the second quarter of 2012, Rialto Investments other income (expense), net, was ($1.4) million, which consisted primarily of expenses related to owning and maintaining real estate owned ("REO") and impairments on REO, partially offset by gains from sales of REO and rental income. In the second quarter of 2011, Rialto Investments other income (expense), net was $15.3 million, which consisted primarily of gains from acquisition of REO through foreclosure and a $4.7 million gain on the sale of investment securities.
The segment also had equity in earnings (loss) from unconsolidated entities of $5.6 million during the second quarter of 2012, which primarily included $2.5 million of interest income earned by the AllianceBernstein L.P. (“AB”) fund formed under the Federal government’s Public-Private Investment Program (“PPIP”) and $3.0 million of equity in earnings related to our share of earnings from the Rialto Investments Real Estate Fund (the “Fund”). This compares to equity in earnings (loss) from unconsolidated entities of ($3.0) million in the second quarter of 2011, which included ($4.8) million of net losses primarily related to unrealized losses for our share of the mark-to-market adjustments of the investment portfolio underlying the AB PPIP fund, partially offset by $2.6 million of interest income earned by the AB PPIP fund. In the second quarter of 2012, expenses in this segment were $30.2 million, which consisted primarily of costs related to its portfolio operations, due diligence expenses related to both completed and abandoned transactions, and other general and administrative expenses, compared to expenses of $32.3 million in the same period last year.
Corporate general and administrative expenses were $29.2 million, or 3.1% as a percentage of total revenues, in the second quarter of 2012, compared to $20.6 million, or 2.7% as a percentage of total revenues, in the second quarter of 2011. The increase in corporate general and administrative expenses was primarily due to an increase in personnel related expenses as a result of an increase in share-based and variable compensation expense.
Net earnings attributable to noncontrolling interests were $1.7 million and $11.1 million, respectively, in the second quarter of 2012 and 2011. Net earnings attributable to noncontrolling interests during the second quarter of 2012 and 2011 were primarily related to the FDIC’s interest in the portfolio of real estate loans that we acquired in partnership with the FDIC, partially offset by a net loss attributable to noncontrolling interests in our homebuilding operations.
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
During the second quarter of 2012, we concluded that it was more likely than not that the majority of the valuation allowance against its deferred tax assets would be utilized. This conclusion was based on a detailed evaluation of all relevant evidence, both positive and negative, including an analysis of the overall housing market conditions, local market conditions and the company's actual results and financial projections. Some of the factors considered in our analysis included nine consecutive quarters of earnings with the expectation of future profitability, profitability across all of our businesses, continued improvement in operating leverage, deliveries, new orders, and backlog, as well as the housing recovery we are experiencing in the markets we operate in. Additionally, housing starts have increased and new home inventory is at an all-time low. We project to use our net operating losses in the allowable carryforward periods, and we have had no history of net operating losses expiring unutilized. Accordingly, we reversed $403.0 million of our valuation allowance against our deferred tax assets. After the reversal, we had a valuation allowance of $177.3 million against our deferred tax assets as of May 31, 2012, most of which is expected to reverse between the third quarter of 2012 and the fourth quarter of 2013 once additional sufficient positive evidence is present indicating that it is more likely than not that such assets would be realized. The valuation allowance against our deferred tax assets was $576.9 million at November 30, 2011.
Our overall effective income tax rates were (798.54%) and 6.47%, respectively, for the three months ended May 31, 2012 and 2011. The change in the effective tax rate, compared with the same period during 2011, primarily related to the reversal of our valuation allowance.
Six Months Ended May 31, 2012 versus Six Months Ended May 31, 2011
Revenues from home sales increased 27% in the six months ended May 31, 2012 to $1,407.1 million from $1,107.7 million in 2011. Revenues were higher primarily due to a 24% increase in the number of home deliveries, excluding unconsolidated entities, and a 2% increase in the average sales price of homes delivered. New home deliveries, excluding unconsolidated entities, increased to 5,664 homes in the six months ended May 31, 2012 from 4,555 homes last year. There was an increase in home deliveries in all of our Homebuilding segments and Homebuilding Other. The average sales price of homes delivered increased to $248,000 in the six months ended May 31, 2012 from $243,000 in the same period last year. Sales incentives offered to homebuyers were $31,700 per home delivered in the six months ended May 31, 2012, or 11.3% as a percentage of home sales revenue, compared to $33,500 per home delivered in the same period last year, or 12.1% as a percentage of home sales revenue.
Gross margins on home sales were $306.8 million, or 21.8%, in the six months ended May 31, 2012, compared to $217.4 million, or 19.6%, in the six months ended May 31, 2011. Gross margin percentage on home sales improved compared to last year, primarily due to a greater percentage of deliveries from our new higher margin communities, a decrease in sales incentives offered to homebuyers as a percentage of revenue from home sales, an increase in the average sales price of homes delivered and lower valuation adjustments. Gross profits on land sales totaled $5.6 million in the six months ended May 31, 2012, compared to $5.4 million in the six months ended May 31, 2011.
Selling, general and administrative expenses were $196.5 million in the six months ended May 31, 2012, compared to $172.1 million in the same period last year. As a percentage of revenues from home sales, selling, general and administrative expenses improved to 14.0% in the six months ended May 31, 2012, from 15.5% in six months ended May 31, 2011, due to improved operating leverage.

In the six months ended May 31, 2012, Lennar Homebuilding equity in earnings (loss) from unconsolidated entities was ($8.3) million, which included $5.4 million of valuation adjustments related to asset sales at Lennar Homebuilding's unconsolidated entities, compared to Lennar Homebuilding equity in earnings (loss) of $11.1 million in the six months ended May 31, 2011, which included our share of a gain on debt extinguishment at one of Lennar Homebuilding's unconsolidated entities totaling $15.4 million, partially offset by $4.5 million of valuation adjustments related to assets of Lennar Homebuilding's unconsolidated entities.
Lennar Homebuilding other income, net, totaled $16.8 million in the six months ended May 31, 2012, primarily due to a $15.0 million gain on the sale of an operating property, compared to Lennar Homebuilding other income, net, of $39.5 million in the six months ended May 31, 2011, which included $29.5 million related to the receipt of a litigation settlement, $5.1 million related to the favorable resolution of a joint venture and the recognition of $10.0 million of deferred management fees related to management services previously performed for one of Lennar Homebuilding's unconsolidated entities. These amounts were partially offset by $8.4 million of valuation adjustments to our investments in Lennar Homebuilding's unconsolidated entities in the six months ended May 31, 2011.
Homebuilding interest expense was $86.1 million in the six months ended May 31, 2012 ($36.5 million was included in cost of homes sold, $1.0 million in cost of land sold and $48.6 million in other interest expense), compared to $77.3 million in the six months ended May 31, 2011 ($32.0 million was included in cost of homes sold, $0.7 million in cost of land sold and $44.5 million in other interest expense). Interest expense increased due to an increase in our outstanding debt compared to the same period last year.
Operating earnings for the Lennar Financial Services segment were $26.2 million in the six months ended May 31, 2012, compared to $3.7 million in the same period last year. The increase in profitability was primarily due to increased volume in the segment's mortgage and title operations.
In the six months ended May 31, 2012, operating earnings for the Rialto Investments segment were $13.7 million, or $12.5 million (net of $1.2 million of net loss attributable to noncontrolling interests), compared to operating earnings of $20.9 million, or $45.7 million (which included $24.8 million of net earnings attributable to noncontrolling interests) in the same period last year. In the six months ended May 31, 2012, revenues in this segment were $65.7 million, which consisted primarily of accretable interest income associated with the segment’s portfolio of real estate loans and fees for managing and servicing assets, compared to revenues of $76.2 million in the same period last year. In the six months ended May 31, 2012, Rialto Investments other income (expense), net, was ($13.6) million, which consisted primarily of expenses related to owning and maintaining REO and impairments on REO, partially offset by gains from sales of REO, gains from acquisition of REO through foreclosure and rental income. In the six months ended May 31, 2011, Rialto Investments other income (expense), net was $28.5 million, which consisted primarily of gains from acquisition of REO through foreclosure and a $4.7 million gain on the sale of investment securities.
The segment also had equity in earnings (loss) from unconsolidated entities of $24.0 million during the six months ended May 31, 2012, which included $8.9 million of net gains primarily related to unrealized gains for our share of the mark-to-market adjustments of the investment portfolio underlying the AB PPIP fund, $5.1 million of interest income earned by the AB PPIP fund and $10.6 million of equity in earnings related to our share of earnings from the Fund. This compares to equity in earnings (loss) from unconsolidated entities of $1.6 million in the six months ended May 31, 2011, which included $5.4 million of interest income earned by the AB PPIP fund, partially offset by $2.8 million of net losses primarily related to unrealized losses for our share of the mark-to-market adjustments of the investment portfolio underlying the AB PPIP fund. In the six months ended May 31, 2012, expenses in this segment were $63.6 million, which consisted primarily of costs related to its portfolio operations, due diligence expenses related to both completed and abandoned transactions, and other general and administrative expenses, compared to expenses of $60.6 million in the same period last year.
Corporate general and administrative expenses were $56.0 million, or 3.4% as a percentage of total revenues, in the six months ended May 31, 2012, compared to $44.0 million, or 3.3% as a percentage of total revenues, in the six months ended May 31, 2011. The increase in corporate general and administrative expenses was primarily due to an increase in personnel related expenses as a result of an increase in share-based compensation expense.
Net earnings (loss) attributable to noncontrolling interests were ($5.3) million and $22.4 million, respectively, in the six months ended May 31, 2012 and 2011. Net loss attributable to noncontrolling interests during the six months ended May 31, 2012 was attributable to noncontrolling interests related to our homebuilding and Rialto Investments operations. Net earnings attributable to noncontrolling interests during the six months ended May 31, 2011 were primarily related to the FDIC’s interest in the portfolio of real estate loans that we acquired in partnership with the FDIC, partially offset by a net loss attributable to noncontrolling interests in the our homebuilding operations.
Our overall effective income tax rates were (632.73%) and (3.65%), respectively, for the six months ended May 31, 2012 and 2011. The change in the effective tax rate, compared with the same period during 2011, primarily related to the reversal of our valuation allowance.

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
At May 31, 2012, our reportable homebuilding segments and Homebuilding Other consisted of homebuilding divisions located in:
East: Florida(1), Georgia, Maryland, New Jersey, North Carolina, South Carolina and Virginia
Central: Arizona, Colorado and Texas(2)
West: California and Nevada
Southeast Florida: Southeast Florida
Houston: Houston, Texas
Other: Illinois, Minnesota, Oregon and Washington

(1)	Florida in the East reportable segment excludes Southeast Florida, which is its own reportable segment.

(2)	Texas in the Central reportable segment excludes Houston, Texas, which is its own reportable segment.
The following tables set forth selected financial and operational information related to our homebuilding operations for the periods indicated:
Selected Financial and Operational Data

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2012	2011	2012	2011
East:
Sales of homes	$306,805	$262,516	$543,069	441,278
Sales of land	3,344	2,858	11,913	6,467
Total East	310,149	265,374	554,982	447,745
Central:
Sales of homes	112,460	89,555	197,387	155,619
Sales of land	2,104	2,600	2,890	3,542
Total Central	114,564	92,155	200,277	159,161
West:
Sales of homes	157,422	119,543	280,272	215,925
Sales of land	288	1,354	523	1,354
Total West	157,710	120,897	280,795	217,279
Southeast Florida:
Sales of homes	70,878	51,930	120,667	87,021
Total Southeast Florida	70,878	51,930	120,667	87,021
Houston:
Sales of homes	96,626	76,565	177,394	125,229
Sales of land	5,829	5,321	9,895	9,610
Total Houston	102,455	81,886	187,289	134,839
Other:
Sales of homes	52,254	49,673	88,356	82,579
Sales of land	78	561	155	561
Total Other	52,332	50,234	88,511	83,140
Total homebuilding revenues	$808,088	662,476	1,432,521	1,129,185

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2012	2011	2012	2011
Operating earnings (loss):
East:
Sales of homes	$31,315	$23,765	$48,942	39,876
Sales of land	642	269	2,442	1,191
Equity in earnings (loss) from unconsolidated entities	928	(206)	959	(265)
Other income, net (1)	14	5,799	1,445	224
Other interest expense	(6,608)	(4,493)	(13,550)	(10,231)
Total East	26,291	25,134	40,238	30,795
Central:
Sales of homes (2)	8,702	(163)	12,741	(11,880)
Sales of land	616	964	708	1,700
Equity in loss from unconsolidated entities	(128)	(135)	(164)	(537)
Other income (expense), net	(1,478)	19	(769)	140
Other interest expense	(3,394)	(4,035)	(7,134)	(7,897)
Total Central	4,318	(3,350)	5,382	(18,474)
West:
Sales of homes (2)	9,232	(7,366)	7,005	(3,359)
Sales of land	155	207	82	220
Equity in earnings (loss) from unconsolidated entities (3)	(9,722)	3,152	(8,382)	15,211
Other income (expense), net (4)	(1,235)	3,689	588	44,695
Other interest expense	(7,835)	(8,537)	(16,271)	(16,277)
Total West	(9,405)	(8,855)	(16,978)	40,490
Southeast Florida:
Sales of homes	11,820	7,790	20,400	13,978
Sales of land	(332)	—	(332)	—
Equity in loss from unconsolidated entities	(330)	(352)	(575)	(670)
Other income, net (5)	15,482	238	15,926	112
Other interest expense	(2,464)	(1,879)	(4,609)	(3,449)
Total Southeast Florida	24,176	5,797	30,810	9,971
Houston:
Sales of homes	8,436	2,347	13,122	2,395
Sales of land	1,733	1,303	2,790	2,083
Equity in earnings (loss) from unconsolidated entities	(12)	75	(19)	65
Other income, net	1,211	430	1,161	597
Other interest expense	(1,106)	(1,189)	(2,276)	(2,215)
Total Houston	10,262	2,966	14,778	2,925
Other:
Sales of homes	4,057	2,491	8,143	4,349
Sales of land	(130)	158	(109)	158
Equity in loss from unconsolidated entities	(117)	(117)	(117)	(2,726)
Other expense, net	(1,236)	(664)	(1,526)	(6,297)
Other interest expense	(2,396)	(2,335)	(4,812)	(4,478)
Total Other	178	(467)	1,579	(8,994)
Total homebuilding operating earnings	$55,820	21,225	75,809	56,713

(1)	Other income (expense), net, for both the three and six months ended May 31, 2011 includes $5.1 million of income related to the favorable resolution of a joint venture.

(2)
Operating loss on the sales of homes in Homebuilding Central for both the three and six months ended May 31, 2011 was impacted by $1.0 million and $7.6 million, respectively, of expenses associated with remedying pre-existing liabilities of a previously acquired company. Operating earnings on the sales of homes in Homebuilding West for the six months ended May 31, 2011 included $8.0 million related to the receipt of a non-recurring litigation settlement.

(3)
Equity in earnings from unconsolidated entities for the six months ended May 31, 2011 included our $15.4 million share of a gain on debt extinguishment at one of our Lennar Homebuilding unconsolidated entities.

(4)
Other income, net, for the six months ended May 31, 2011 included $29.5 million related to the receipt of a litigation settlement discussed previously in the Overview section and the recognition of $10.0 million of previously deferred management fee income related to one of Lennar Homebuilding’s unconsolidated entities.

(5)	Other income, net for both the three and six months ended May 31, 2012, includes a $15.0 million gain on the sale of an operating property.
Summary of Homebuilding Data
Deliveries:

	Three Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	May 31, 2012	May 31, 2011	May 31, 2012	May 31, 2011	May 31, 2012	May 31, 2011
East	1,350	1,178	$312,239	262,516	$231,000	223,000
Central	493	429	112,460	89,555	228,000	209,000
West	532	419	164,363	140,172	309,000	335,000
Southeast Florida	262	197	70,879	51,930	271,000	264,000
Houston	422	331	96,626	76,565	229,000	231,000
Other	163	128	52,253	49,673	321,000	388,000
Total	3,222	2,682	$808,820	670,411	$251,000	250,000
Of the total homes delivered listed above, 30 homes with a dollar value of $12.4 million and an average sales price of $412,000 represent home deliveries from unconsolidated entities for the three months ended May 31, 2012, compared to 30 home deliveries with a dollar value of $20.6 million and an average sales price of $688,000 for the three months ended May 31, 2011.

	Six Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	May 31, 2012	May 31, 2011	May 31, 2012	May 31, 2011	May 31, 2012	May 31, 2011
East	2,412	2,009	$549,260	441,279	$228,000	220,000
Central	880	741	197,387	155,619	224,000	210,000
West	926	760	290,378	251,164	314,000	330,000
Southeast Florida	449	331	120,667	87,021	269,000	263,000
Houston	774	550	177,394	125,229	229,000	228,000
Other	263	214	88,356	82,578	336,000	386,000
Total	5,704	4,605	$1,423,442	1,142,890	$250,000	248,000
Of the total homes delivered listed above, 40 homes with a dollar value of $16.3 million and an average sales price of $407,000 represent home deliveries from unconsolidated entities for the six months ended May 31, 2012, compared to 50 home deliveries with a dollar value of $35.2 million and an average sales price of $705,000 for the six months ended May 31, 2011.

Sales Incentives (1):

	Three Months Ended
	Sales Incentives (In thousands)		Average Sales Incentives Per Home Delivered		Sales Incentives as a % of Revenue
	May 31, 2012	May 31, 2011	May 31, 2012	May 31, 2011	May 31, 2012	May 31, 2011
East	$41,098	37,706	$30,800	32,000	11.8%	12.6%
Central	12,886	13,117	26,100	30,600	10.3%	12.8%
West	13,328	12,243	25,700	31,500	7.8%	9.3%
Southeast Florida	9,211	7,563	35,200	38,400	11.7%	12.7%
Houston	13,660	13,303	32,400	40,200	12.4%	14.8%
Other	5,081	5,926	31,200	46,300	8.9%	10.7%
Total	$95,264	89,858	$29,800	33,900	10.7%	12.1%

	Six Months Ended
	Sales Incentives (In thousands)		Average Sales Incentives Per Home Delivered		Sales Incentives as a % of Revenue
	May 31, 2012	May 31, 2011	May 31, 2012	May 31, 2011	May 31, 2012	May 31, 2011
East	$77,175	63,853	$32,300	31,800	12.5%	12.7%
Central	25,877	22,845	29,400	30,800	11.6%	12.8%
West	25,313	21,638	28,000	30,500	8.3%	9.1%
Southeast Florida	16,031	12,230	35,700	36,900	11.9%	12.3%
Houston	26,268	22,224	33,900	40,400	12.9%	15.1%
Other	9,054	10,012	34,400	46,800	9.3%	10.8%
Total	$179,718	152,802	$31,700	33,500	11.3%	12.1%

(1)	Sales incentives relate to home deliveries during the period, excluding deliveries by unconsolidated entities.
New Orders (2):

	Three Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	May 31, 2012	May 31, 2011	May 31, 2012	May 31, 2011	May 31, 2012	May 31, 2011
East	1,605	1,351	$391,825	301,584	$244,000	223,000
Central	798	513	184,843	110,754	232,000	216,000
West	767	530	225,099	178,178	293,000	336,000
Southeast Florida	446	247	113,002	69,186	253,000	280,000
Houston	626	419	155,091	94,049	248,000	224,000
Other	239	144	89,112	53,100	373,000	369,000
Total	4,481	3,204	$1,158,972	806,851	$259,000	252,000
Of the total new orders listed above, 26 homes with a dollar value of $11.3 million and an average sales price of $433,000 represent new orders from unconsolidated entities for the three months ended May 31, 2012, compared to 35 new orders with a dollar value of $21.6 million and an average sales price of $617,000 for the three months ended May 31, 2011.

	Six Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	May 31, 2012	May 31, 2011	May 31, 2012	May 31, 2011	May 31, 2012	May 31, 2011
East	2,851	2,333	$684,315	509,175	$240,000	218,000
Central	1,279	854	288,894	181,874	226,000	213,000
West	1,282	918	382,697	306,157	299,000	334,000
Southeast Florida	671	423	175,464	119,084	261,000	282,000
Houston	1,050	685	253,038	153,702	241,000	224,000
Other	370	258	137,898	98,399	373,000	381,000
Total	7,503	5,471	$1,922,306	1,368,391	$256,000	250,000
Of the total new orders listed above, 49 homes with a dollar value of $20.2 million and an average sales price of $411,000 represent new orders from unconsolidated entities for the six months ended May 31, 2012, compared to 56 new orders with a dollar value of $38.5 million and an average sales price of $688,000 for the six months ended May 31, 2011.

(2)	New orders represent the number of new sales contracts executed with homebuyers, net of cancellations, during both the three and six months ended May 31, 2012 and 2011.
Backlog:

	Homes		Dollar Value (In thousands)		Average Sales Price
	May 31, 2012	May 31, 2011	May 31, 2012	May 31, 2011	May 31, 2012	May 31, 2011
East	1,387	1,079	$356,879	245,568	$257,000	228,000
Central	708	367	156,407	79,397	221,000	216,000
West	654	337	189,645	112,571	290,000	334,000
Southeast Florida	388	215	108,294	71,098	279,000	331,000
Houston	631	380	155,357	87,385	246,000	230,000
Other	202	92	94,866	37,672	470,000	409,000
Total	3,970	2,470	$1,061,448	633,691	$267,000	257,000
Of the total homes in backlog listed above, 11 homes with a backlog dollar value of $4.9 million and an average sales price of $443,000 represent the backlog from unconsolidated entities at May 31, 2012, compared with backlog from unconsolidated entities of 9 homes with a backlog dollar value of $5.4 million and an average sales price of $603,000 at May 31, 2011.
Backlog represents the number of homes under sales contracts. Homes are sold using sales contracts, which are generally accompanied by sales deposits. In some instances, purchasers are permitted to cancel sales if they fail to qualify for financing or under certain other circumstances. The cancellation rates for both the three and six months ended May 31, 2012 was within a range that is consistent with our historical cancellation rates. We experienced cancellation rates in our homebuilding segments and Homebuilding Other as follows:

	Three Months Ended		Six Months Ended
	May 31, 2012	May 31, 2011	May 31, 2012	May 31, 2011
East	18%	17%	18%	17%
Central	15%	19%	17%	20%
West	18%	19%	17%	17%
Southeast Florida	8%	13%	10%	14%
Houston	19%	19%	20%	21%
Other	5%	5%	6%	4%
Total	16%	17%	17%	17%

Three Months Ended May 31, 2012 versus Three Months Ended May 31, 2011
Homebuilding East: Homebuilding revenues increased for the three months ended May 31, 2012, compared to the three months ended May 31, 2011, primarily due to an increase in the number of home deliveries in all of the states in the segment, except Maryland and Virginia and an increase in the average sales price of homes delivered in all of the states in the segment, except Maryland and Virginia, in which the average sales price of homes delivered was the same for the three months ended May 31, 2012, compared to the same period last year. The increase in the number of deliveries was primarily driven by an increase in demand as evidenced by higher traffic volume in some of our communities, compared to the same period last year, resulting in an increase in our home sales per community. The increase in the average sales price of homes delivered was primarily because we have been able to increase the sales price of homes delivered and/or reduce sales incentives in certain of our communities as the market continues to stabilize and begins to recover in certain areas. Gross margins on home sales were $71.5 million, or 23.3%, for the three months ended May 31, 2012, compared to gross margins on home sales of $58.5 million, or 22.3%, for the three months ended May 31, 2011. Gross margin percentage on homes increased compared to last year primarily due to a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales (11.8% in 2012, compared to 12.6% in 2011) and a greater percentage of deliveries from our new higher margin communities.
Homebuilding Central: Homebuilding revenues increased for the three months ended May 31, 2012 compared to the three months ended May 31, 2011, primarily due to an increase in the number of home deliveries in all of the states in the segment and an increase in the average sales price of homes delivered in all states in the segment, except Colorado. The increase in the number of deliveries was primarily driven by an increase in demand as evidenced by higher traffic volume in some of our communities, compared to the same period last year, resulting in an increase in our home sales per community. The increase in the average sales price of homes delivered was primarily because we have been able to increase the sales price of homes delivered and/or reduce sales incentives in certain of our communities as the market continues to stabilize and begins to recover in certain areas. Gross margins on home sales were $22.2 million, or 19.7%, for the three months ended May 31, 2012, compared to gross margins on home sales of $13.0 million, or 14.5%, for the three months ended May 31, 2011. Gross margin percentage on homes sales improved compared to last year primarily due to a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales (10.3% in 2012, compared to 12.8% in 2011) and because gross margin on homes sales for the three months ended May 31, 2011 included $1.0 million of expenses associated with pre-existing home warranties in Texas, excluding Houston.
Homebuilding West: Homebuilding revenues increased for the three months ended May 31, 2012, compared to the three months ended May 31, 2011, primarily due to an increase in the number of home deliveries in all of the states in the segment. The increase in the number of deliveries was primarily driven by an increase in demand as evidenced by higher traffic volume in some of our communities, compared to the same period last year, resulting in an increase in our home sales per community. Gross margins on home sales were $34.3 million, or 21.8%, for the three months ended May 31, 2012, compared to gross margins on home sales of $19.7 million, or 16.5%, for the three months ended May 31, 2011. Gross margin percentage on homes sales improved compared to last year primarily due to a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales (7.8% in 2012, compared to 9.3% in 2011) and a greater percentage of deliveries from our new higher margin communities.
Homebuilding Southeast Florida: Homebuilding revenues increased for the three months ended May 31, 2012, compared to the three months ended May 31, 2011, primarily due to an increase in the number of home deliveries in this segment driven by an increase in demand as evidenced by higher traffic volume in some of our communities, compared to the same period last year, resulting in an increase in our home sales per community. Gross margins on home sales were $19.1 million, or 26.9%, for the three months ended May 31, 2012, compared to gross margins on home sales of $13.1 million, or 25.2%, for the three months ended May 31, 2011. Gross margin percentage on homes sales improved compared to last year primarily due to a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales (11.7% in 2012, compared to 12.7% 2011).
Homebuilding Houston: Homebuilding revenues increased for the three months ended May 31, 2012, compared to the three months ended May 31, 2011, primarily due to an increase in the number of home deliveries in this segment driven by an increase in demand as evidenced by higher traffic volume in some of our communities, compared to the same period last year, resulting in an increase in our home sales per community. Gross margins on home sales were $20.3 million, or 21.0%, for the three months ended May 31, 2012, compared to gross margins on home sales of $13.1 million, or 17.2%, for the three months ended May 31, 2011. Gross margin percentage on homes sales improved compared to last year primarily due to a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales (12.4% in 2012, compared to 14.8% in 2011).
Homebuilding Other: Homebuilding revenues increased for the three months ended May 31, 2012, compared to the three months ended May 31, 2011, primarily due to an increase in the number of home deliveries in all of the states of Homebuilding Other. The increase in deliveries was primarily driven by an increase in demand as evidenced by higher traffic volume in some of our communities, compared to the same period last year, resulting in an increase in our home sales per community. Gross margins on home sales were $11.5 million, or 22.1%, for the three months ended May 31, 2012, compared to gross margins on home sales of $8.3 million, or 16.8%, for the three months ended May 31, 2011. Gross margin percentage on homes sales improved compared to last year primarily due a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales (8.9% in 2012, compared to 10.7% in 2011) and lower impairments.
Six Months Ended May 31, 2012 versus Six Months Ended May 31, 2011
Homebuilding East: Homebuilding revenues increased for the six months ended May 31, 2012, compared to the six months ended May 31, 2011, primarily due to an increase in the number of home deliveries in all of the states in the segment, except Maryland and Virginia, and an increase in the average sales price of homes delivered in all of the states in the segment. The increase in the number of deliveries was primarily driven by an increase in demand as evidenced by higher traffic volume in some of our communities, compared to the same period last year, resulting in an increase in our home sales per community. The increase in the average sales price of homes delivered was primarily because we have been able to increase the sales price of homes delivered and/or reduce sales incentives in certain of our communities as the market continues to stabilize and begins to recover in certain areas. Gross margins on home sales were $122.3 million, or 22.5%, for the six months ended May 31, 2012, compared to gross margins on home sales of $98.1 million, or 22.2%, for the six months ended May 31, 2011.
Homebuilding Central: Homebuilding revenues increased for the six months ended May 31, 2012 compared to the six months ended May 31, 2011, primarily due to an increase in the number of home deliveries in all of the states in the segment and an increase in the average sales price of homes delivered in all states in the segment, except Colorado. The increase in the number of deliveries was primarily driven by an increase in demand as evidenced by higher traffic volume in some of our communities, compared to the same period last year, resulting in an increase in our home sales per community. The increase in the average sales price of homes delivered was primarily because we have been able to increase the sales price of homes delivered and/or reduce sales incentives in certain of our communities as the market continues to stabilize and begins to recover in certain areas. Gross margins on home sales were $37.2 million, or 18.8%, for the six months ended May 31, 2012, compared to gross margins on home sales of $18.8 million, or 12.1%, for the six months ended May 31, 2011. Gross margin percentage on homes sales improved compared to last year primarily due to a decrease in valuation adjustments and a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales (11.6% in 2012, compared to 12.8% in 2011).
Homebuilding West: Homebuilding revenues increased for the six months ended May 31, 2012 compared to the six months ended May 31, 2011, primarily due to an increase in the number of home deliveries in all of the states in the segment and an increase in the average sales price of homes delivered in Nevada. The average sales price of homes delivered in California was the same for the six months ended May 31, 2012, compared to the same period last year. The increase in the number of deliveries was primarily driven by an increase in demand as evidenced by higher traffic volume in some of our communities, compared to the same period last year, resulting in an increase in our home sales per community. The increase in the average sales price of homes delivered was primarily because we have been able to increase the sales price of homes delivered and/or reduce sales incentives in certain of our communities as the market continues to stabilize and begins to recover in certain areas. Gross margins on home sales were $57.3 million, or 20.4%, for the six months ended May 31, 2012, compared to gross margins on home sales of $41.1 million, or 19.0%, for the six months ended May 31, 2011. Gross margin percentage on homes sales slightly improved compared to last year primarily due to a decrease in valuation adjustments and a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales (8.3% in 2012, compared to 9.1% in 2011). In addition, gross margin on home sales for the six months ended May 31, 2011 included $8.0 million related to the receipt of a non-recurring litigation settlement.
Homebuilding Southeast Florida: Homebuilding revenues increased for the six months ended May 31, 2012, compared to the six months ended May 31, 2011, primarily due to an increase in the number of home deliveries in this segment driven by an increase in demand as evidenced by higher traffic volume in some of our communities, compared to the same period last year, resulting in an increase in our home sales per community. Gross margins on home sales were $33.4 million, or 27.7%, for the six months ended May 31, 2012, compared to gross margins on home sales of $23.0 million, or 26.4%, for the six months ended May 31, 2011. Gross margin percentage on homes sales slightly improved compared to last year primarily due to a decrease in valuation adjustments and a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales (11.9% in 2012, compared to 12.3% in 2011).
Homebuilding Houston: Homebuilding revenues increased for the six months ended May 31, 2012, compared to the six months ended May 31, 2011, primarily due to an increase in the number of home deliveries driven by an increase in demand as evidenced by higher traffic volume in some of our communities, compared to the same period last year, resulting in an increase in our home sales per community. Gross margins on home sales were $35.5 million, or 20.0%, for the six months ended May 31, 2012, compared to gross margins on home sales of $21.5 million, or 17.2%, for the six months ended May 31, 2011. Gross margin percentage on homes sales improved compared to last year primarily due to a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales (12.9% in 2012, compared to 15.1% in 2011).
Homebuilding Other: Homebuilding revenues increased for the six months ended May 31, 2012, compared to the six months ended May 31, 2011, primarily due to an increase in the number of home deliveries in all the states of Homebuilding Other. The increase in deliveries was primarily driven by an increase in demand as evidenced by higher traffic volume in some of our communities, compared to the same period last year, resulting in an increase in our home sales per community. Gross margins on home sales were $21.1 million, or 23.9%, for the six months ended May 31, 2012, compared to gross margins on home sales of $15.0 million, or 18.1%, for the six months ended May 31, 2011. Gross margin percentage on homes sales improved compared to last year primarily due a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales (9.3% in 2012, compared to 10.8% in 2011).
At May 31, 2012 and 2011, we owned 101,646 homesites and 91,123 homesites, respectively, and had access to an additional 19,871 homesites and 16,847 homesites, respectively, through either option contracts with third parties or agreements with unconsolidated entities in which we have investments. At November 30, 2011, we owned 94,684 homesites and had access to an additional 16,702 homesites through either option contracts with third parties or agreements with unconsolidated entities in which we have investments. At May 31, 2012, 3.5% of the homesites we owned were subject to home purchase contracts. At May 31, 2012 and 2011, our backlog of sales contracts was 3,970 homes ($1,061.4 million) and 2,470 homes ($633.7 million), respectively. The increase in backlog was primarily attributable to an increase in new orders in the six months ended May 31, 2012, compared to the six months ended May 31, 2011.
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

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(Dollars in thousands)	2012	2011	2012	2011
Revenues	$88,595	59,422	156,810	117,135
Costs and expenses	70,615	56,927	130,580	113,457
Operating earnings	$17,980	$2,495	26,230	3,678
Dollar value of mortgages originated	$976,000	652,000	1,719,000	1,209,000
Number of mortgages originated	4,500	3,200	8,000	5,900
Mortgage capture rate of Lennar homebuyers	77%	79%	77%	78%
Number of title and closing service transactions	26,900	19,400	49,500	42,200
Number of title policies issued	34,300	30,800	61,600	63,400
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

The following table presents the results of operations of our Rialto segment for the periods indicated:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2012	2011	2012	2011
Revenues	$33,472	42,595	65,680	76,218
Costs and expenses	30,198	32,273	63,568	60,622
Rialto Investments equity in earnings (loss) from unconsolidated entities	5,569	(2,973)	24,027	1,552
Rialto Investments other income (expense), net	(1,372)	15,329	(13,612)	28,532
Operating earnings (1)	$7,471	22,678	12,527	45,680

(1)
Operating earnings for the three and six months ended May 31, 2012 include net earnings (loss) attributable to noncontrolling interests of $3.2 million and $(1.2) million, respectively. Operating earnings for the three and six months ended May 31, 2011 include net earnings attributable to noncontrolling interests of $12.9 million and $24.8 million, respectively.

Distressed Asset Portfolios
In February 2010, the Rialto segment acquired indirectly 40% managing member equity interests in two limited liability companies (“LLCs”), in partnership with the FDIC. The LLCs hold performing and non-performing loans formerly owned by 22 failed financial institutions and when the Rialto segment acquired its interests in the LLCs, the two portfolios consisted of approximately 5,500 distressed residential and commercial real estate loans. The FDIC retained 60% equity interests in the LLCs and provided $626.9 million of financing with 0% interest, which is non-recourse to us and the LLCs. As of May 31, 2012, and November 30, 2011, the notes payable balance was $470.0 million and $626.9 million, respectively; however, as of May 31, 2012 and November 30, 2011, $138.7 million and $219.4 million, respectively, of cash collections on loans in excess of expenses had been deposited in a defeasance account, established for the repayment of the notes payable, under the agreement with the FDIC. The funds in the defeasance account will be used to retire the notes payable upon their maturity. During the six months ended May 31, 2012, the LLCs retired $156.9 million principal amount of the notes payable under the agreement with the FDIC through the defeasance account.
The LLCs met the accounting definition of variable interest entities (“VIEs”) and since we were determined to be the primary beneficiary, we consolidated the LLCs. At May 31, 2012, these consolidated LLCs had total combined assets and liabilities of $1.3 billion and $0.5 billion, respectively. At November 30, 2011, these consolidated LLCs had total combined assets and liabilities of $1.4 billion and $0.7 billion, respectively.
In September 2010, the Rialto segment acquired approximately 400 distressed residential and commercial real estate loans and over 300 REO properties from three financial institutions. We paid $310 million for the distressed real estate and real estate related assets of which, $124 million was financed through a 5-year senior unsecured note provided by one of the selling institutions. During the six months ended May 31, 2012, we retired $13 million million principal amount of the 5-year senior unsecured note, thus as of May 31, 2012, there was $111 million outstanding.
Investments
An affiliate in the Rialto segment is a sub-advisor to the AB PPIP fund and receives management fees for sub-advisory services. We also made a commitment of $75 million to purchase an interest in the AB PPIP fund of which our remaining outstanding commitment as of May 31, 2012 was $5.6 million. During both the three and six months ended May 31, 2012, the Company contributed $1.9 million to the AB PPIP fund. As of May 31, 2012 and November 30, 2011, the carrying value of our investment in the AB PPIP fund was $76.7 million and $65.2 million, respectively.
In 2010, the Rialto segment completed the first closing of its Fund with initial equity commitments of approximately $300 million (including $75 million committed by us, of which our remaining outstanding commitment as of May 31, 2012 was $23.7 million). As of May 31, 2012, the equity commitments of the Fund were $700 million (including the $75 million committed by us). The Fund’s objective during its three-year investment period is to invest in distressed real estate assets and other related investments that fit within the Fund’s investment parameters. During the three and six months ended May 31, 2012, we contributed $10.7 million and $18.0 million, respectively, to the Fund. Of these amounts contributed, $13.9 million was distributed back to us during the three months ended May 31, 2012 as a return of capital contributions due to a securitization within the Fund. Total investor contributions to the Fund for the three and six months ended May 31, 2012 were $100 million and $160 million, respectively. Of these amounts contributed, $130 million was distributed back to investors during the three months ended May 31, 2012 as a return of excess capital contributions due to a securitization within the Fund.

Total investor contributions to the Fund since inception, including allocated income and net of the $130 million distribution were $614 million. Since inception, the Fund has acquired distressed real estate asset portfolios and has invested in commercial mortgage backed securities (“CMBS”) at a discount to par value. As of May 31, 2012 and November 30, 2011, the carrying value of our investment in the Fund was $64.8 million and $50.1 million, respectively. For the three and six months ended May 31, 2012, our share of earnings from the Fund was $3.0 million and $10.6 million, respectively. For both the three and six months ended May 31, 2011, our share of losses from the Fund was ($0.4) million.
In addition, in 2010, the Rialto segment also invested in approximately $43 million of non-investment grade CMBS for $19.4 million, representing a 55% discount to par value. As of May 31, 2012 and November 30, 2011, the carrying value of the investment securities was $14.5 million and $14.1 million million, respectively.
Additionally, another subsidiary in the Rialto segment has approximately a 5% investment in a service and infrastructure provider to the residential home loan market (the “Servicer Provider”), which provides services to the consolidated LLCs, among others. As of May 31, 2012 and November 30, 2011, the carrying value of our investment in the Servicer Provider was $8.6 million and $8.8 million, respectively.

(2) Financial Condition and Capital Resources
At May 31, 2012, we had cash and cash equivalents related to our homebuilding, financial services and Rialto operations of $829.4 million, compared to $1,131.5 million at May 31, 2011. The decrease in cash and cash equivalents is primarily due to a $329.9 million increase in inventories.
We finance our land acquisition and development activities, construction activities, financial services activities, Rialto activities and general operating needs primarily with cash generated from our operations, debt issuances and equity offerings, as well as cash borrowed under our warehouse lines of credit and our credit facility.
Operating Cash Flow Activities
During the six months ended May 31, 2012 and May 31, 2011, cash provided by (used in) operating activities totaled ($213.8) million and $4.6 million, respectively. During the six months ended May 31, 2012, cash used in operating activities were impacted by our net earnings (net of our deferred income tax benefit), a decrease in receivables and a decrease in Lennar Financial Services loans held-for-sale, offset by a decrease in accounts payable and other liabilities and an increase in inventories due to strategic land purchases.
During the six months ended May 31, 2011, cash provided by operating activities was positively impacted by our net earnings, a decrease in Financial Services loans held-for-sale and a decrease in receivables. This was partially offset by an increase in other assets, a decrease in accounts payable and other liabilities and an increase in inventories due to strategic land purchases.
Investing Cash Flow Activities
During the six months ended May 31, 2012 and 2011, cash provided by (used in) investing activities totaled $178.2 million and ($95.6) million, respectively. During the six months ended May 31, 2012, we received $41.8 million of principal payments on Rialto Investments loans receivable and $91.5 million of proceeds from the sales of REO. In addition, cash increased due to a $80.7 million decrease in Rialto Investments defeasance cash, $21.2 million of distributions of capital from Lennar Homebuilding unconsolidated entities and $14.0 million of distributions of capital from the Fund, a Rialto Investments unconsolidated entity. This was partially offset by ($44.8) million of cash contributions to Lennar Homebuilding unconsolidated entities primarily for working capital and debt reduction and ($19.9) million of cash contributions to the Fund.
During the six months ended May 31, 2011, we received $38.1 million of principal payments on Rialto Investments loans receivable, $20.9 million of proceeds from the sale of REO and $13.8 million of distributions of capital from Lennar Homebuilding unconsolidated entities. This was offset by $75.9 million of cash contributions to Lennar Homebuilding unconsolidated entities primarily for working capital and debt reduction, $29.7 million of cash contributions to the Fund, which is a Rialto Investments unconsolidated entity, and a $58.3 million increase in Rialto Investments defeasance cash.
We are always evaluating the possibility of acquiring homebuilders and other companies. However, at May 31, 2012, we had no agreements or understandings regarding any significant transactions.
Financing Cash Flow Activities
During the six months ended May 31, 2012, our cash used in financing activities of ($298.6) million was primarily attributed to principal repayments on Rialto Investments notes payable, net repayments under our Lennar Financial Services’

364-day warehouse repurchase facilities and principal payments on other borrowings, partially offset by the receipt of proceeds of the sale of an additional $50 million aggregate principal amount of our 3.25% convertible senior notes due 2021 that the initial purchasers acquired to cover over-allotments. During the six months ended May 31, 2011, our cash used in financing activities of $171.7 million was primarily attributed to principal payments on other borrowings and net repayments under our Lennar Financial Services’ warehouse repurchase facilities.
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

(Dollars in thousands)	May 31, 2012	November 30, 2011	May 31, 2011
Lennar Homebuilding debt	$3,469,616	3,362,759	3,104,317
Stockholders’ equity	3,177,378	2,696,468	2,651,845
Total capital	$6,646,994	6,059,227	5,756,162
Lennar Homebuilding debt to total capital	52.2%	55.5%	53.9%
Lennar Homebuilding debt	$3,469,616	3,362,759	3,104,317
Less: Lennar Homebuilding cash and cash equivalents	667,111	1,024,212	945,155
Net Lennar Homebuilding debt	$2,802,505	2,338,547	2,159,162
Net Lennar Homebuilding debt to total capital (1)	46.9%	46.4%	44.9%

(1)
Net Lennar Homebuilding debt to total capital consists of net Lennar Homebuilding debt (Lennar Homebuilding debt less Lennar Homebuilding cash and cash equivalents) divided by total capital (net Lennar Homebuilding debt plus stockholders’ equity).

At May 31, 2012, Lennar Homebuilding debt to total capital was lower compared to May 31, 2011, due to an increase in stockholder’s equity primarily related to our net earnings, which included the partial reversal of our deferred tax asset valuation allowance of $403.0 million, partially offset by the increase in Lennar Homebuilding debt as a result of an increase in senior notes.
Our Lennar Homebuilding average debt outstanding was $3.5 billion for the six months ended May 31, 2012, compared to $3.1 billion for the six months ended May 31, 2011. The average rate for interest incurred was 5.5% for the six months ended May 31, 2012 compared to 5.7% for the six months ended May 31, 2011. Interest incurred related to homebuilding debt for the six months ended May 31, 2012 was $107.1 million, compared to $100.1 million in the same period last year. The majority of our short-term financing needs, including financings for land acquisition and development activities and general operating needs, are met with cash generated from operations and proceeds from debt issuances.
At May 31, 2012, we had a $150 million Letter of Credit and Reimbursement Agreement with certain financial institutions, which may be increased to $200 million, but for which there are currently no commitments for the additional $50 million. In addition, at May 31, 2012, we had a $50 million Letter of Credit and Reimbursement Agreement with certain financial institutions that had a $50 million accordion feature for which there are currently no commitments, and a $200 million Letter of Credit Facility with a financial institution. Additionally, in May 2012, we entered into a 3-year unsecured revolving credit facility (the "Credit Facility") with certain financial institutions that expires in May 2015. The maximum aggregate commitment under the Credit Facility is $525 million, of which $410 million is committed and $115 million is available through an accordion feature, subject to additional commitments. As of May 31, 2012, we have no outstanding borrowings under the Credit Facility. We believe we were in compliance with our debt covenants at May 31, 2012.
Our performance letters of credit outstanding were $82.8 million and $68.0 million, respectively, at May 31, 2012 and November 30, 2011. Our financial letters of credit outstanding were $198.1 million and $199.3 million, respectively, at May 31, 2012 and November 30, 2011. Performance letters of credit are generally posted with regulatory bodies to guarantee our performance of certain development and construction activities, and financial letters of credit are generally posted in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral.
Under the Credit Facility agreement (the "Agreement"), as of the end of each fiscal quarter, we are required to maintain minimum consolidated tangible net worth of approximately $1.5 billion plus the sum of 50% of the cumulative consolidated net income from February 29, 2012, if positive, and 50% of the net cash proceeds from any equity offerings from and after February 29, 2012. We are required to maintain a leverage ratio of 67% or less at the end of each fiscal quarter during our 2012 fiscal year, starting with our second fiscal quarter of 2012, and through the first two fiscal quarters of our 2013 fiscal year; a leverage ratio of 65% or less at the end of the last two fiscal quarters of our 2013 fiscal year and through the first two fiscal quarters of our 2014 fiscal year; and a leverage ratio of 60% or less at the end of the last two fiscal quarters of our 2014 fiscal year through the maturity of the Agreement in May 2015. As of the end of each fiscal quarter, we are also required to maintain either (1) liquidity in an amount equal to or greater than 1.00x consolidated interest incurred for the last twelve months then ended or (2) an interest coverage ratio of equal to or greater than 1.50:1.00 for the last twelve months then ended.
The following are computations of the minimum net worth test, maximum leverage ratio, and liquidity test, as calculated per the Agreement as of May 31, 2012:

(Dollars in thousands)	Covenant Level	Level Achieved as of May 31, 2012
Minimum net worth test (1)	$1,678,597	2,274,911
Maximum leverage ratio (2)	67.0%	49.3%
Liquidity test (3)	1.00	3.33
The terms minimum net worth test, maximum leverage ratio and liquidity test used in the Agreement are specifically calculated per the Agreement and differ in specified ways from comparable GAAP or common usage terms. Our minimum net worth test, maximum leverage ratio and liquidity test were calculated for purposes of the Agreement as of May 31, 2012 as follows:

(1)	The minimum consolidated tangible net worth and the consolidated tangible net worth as calculated per the Agreement are as follows:

Minimum consolidated tangible net worth
(Dollars in thousands)	As of May 31, 2012
Stated minimum consolidated tangible net worth per the Agreement	$1,459,657
Plus: 50% of cumulative consolidated net income as calculated per the Agreement, if positive	218,940
Required minimum consolidated tangible net worth per the Agreement	$1,678,597

Consolidated tangible net worth
(Dollars in thousands)	As of May 31, 2012
Total equity	$3,779,908
Less: Intangible assets (a)	(34,046)
Tangible net worth as calculated per the Agreement	3,745,862
Less: Consolidated equity of mortgage banking, Rialto and other designated subsidiaries (b)	(1,331,901)
Less: Lennar Homebuilding noncontrolling interests	(139,050)
Consolidated tangible net worth as calculated per the Agreement	$2,274,911

(a)	Intangible assets represent the Financial Services' title operations goodwill.

(b)
Consolidated equity of mortgage banking subsidiaries represents the equity of the Lennar Financial Services segment's mortgage banking operations. Consolidated equity of other designated subsidiaries represents the equity of certain subsidiaries included within the Lennar Financial Services segment's title operations that are prohibited from being guarantors under this Agreement. The consolidated equity of Rialto, as calculated per the Agreement, represents Rialto total assets minus Rialto total liabilities as disclosed in Note 8 of the notes to our condensed consolidated financial statements as of May 31, 2012. The consolidated equity of mortgage banking subsidiaries, Rialto and other designated subsidiaries are included in equity in our condensed consolidated balance sheet as of May 31, 2012.

(2)	The leverage ratio as calculated per the Agreement is as follows:

Leverage ratio:
(Dollars in thousands)	As of May 31, 2012
Lennar Homebuilding senior notes and other debts payable	$3,469,616
Less: Debt of Lennar Homebuilding consolidated entities (a)	(221,483)
Funded debt as calculated per the Agreement	3,248,133
Plus: Financial letters of credit (b)	198,663
Plus: Lennar's recourse exposure related to Lennar Homebuilding unconsolidated/consolidated entities, net (c)	98,256
Consolidated indebtedness as calculated per the Agreement	3,545,052
Less: Unrestricted cash and cash equivalents in excess of required liquidity per the Agreement (d)	(673,925)
Numerator as calculated per the Agreement	$2,871,127
Denominator as calculated per the Agreement	$5,819,963
Leverage ratio (e)	49.3%

(a)	Debt of our Lennar Homebuilding consolidated entities is included in Lennar Homebuilding senior notes and other debts payable in our condensed consolidated balance sheet as of May 31, 2012.

(b)
Our financial letters of credit outstanding include $198.1 million disclosed in Note 11 of the notes to our condensed consolidated financial statements as of May 31, 2012 and $0.6 million of financial letters of credit related to the Financial Services segment's title operations.

(c)
Lennar's recourse exposure related to the Lennar Homebuilding unconsolidated and consolidated entities, net includes $48.7 million of net recourse exposure related to Lennar Homebuilding unconsolidated entities and $49.5 million of recourse exposure related to Lennar Homebuilding consolidated entities, which is included in Lennar Homebuilding senior notes and other debts payable in our condensed consolidated balance sheet as of May 31, 2012.

(d)
Unrestricted cash and cash equivalents include $667.1 million of Lennar Homebuilding cash and cash equivalents and $16.8 million of Lennar Financial Services cash and cash equivalents, excluding cash and cash equivalents from mortgage banking subsidiaries and other designated subsidiaries within the Lennar Financial Services segment.

(e)
Leverage ratio consists of the numerator as calculated per the Agreement divided by the denominator as calculated per the Agreement (consolidated indebtedness as calculated per the Agreement, plus consolidated tangible net worth as calculated per the Agreement).

(3)	Liquidity as calculated per the Agreement is as follows:

Liquidity test
(Dollars in thousands)	As of May 31, 2012
Unrestricted cash and cash equivalents as calculated per the Agreement (a)	$666,845
Consolidated interest incurred as calculated per the Agreement (b)	$200,304
Liquidity (c)	3.33

(a)
Unrestricted cash and cash and cash equivalents at May 31, 2012 for the liquidity test calculation includes $667.1 million of Lennar Homebuilding cash and cash equivalents plus $16.8 million of Lennar Financial Services cash and cash equivalents, excluding cash and cash equivalents from mortgage banking subsidiaries and other designated subsidiaries within the Lennar Financial Services segment, minus $17.1 million of cash and cash equivalents of Lennar Homebuilding consolidated joint ventures.

(b)
Consolidated interest incurred as calculated per the Agreement for the last twelve months ended May 31, 2012 includes Lennar Homebuilding interest incurred of $208.5 million, minus (1) interest incurred related to our partner's share of Lennar Homebuilding consolidated joint ventures included within Lennar Homebuilding interest incurred, (2) Lennar Homebuilding interest income included within Lennar Homebuilding other income, net, and (3) Lennar Financial Services interest income, excluding interest income from mortgage banking subsidiaries and other designated subsidiaries within the Lennar Financial Services operations.

(c)	Since we are only required to maintain either (1) liquidity in an amount equal to or greater than 1.00x consolidated interest incurred for the last twelve months then ended or (2) an interest coverage ratio of equal to or greater than 1.50:1.00 for the last twelve months then ended. Although we are in compliance with our debt covenants for both calculations, we have only disclosed the detailed calculation of our liquidity test.
At May 31, 2012, our Lennar Financial Services segment had a 364-day warehouse repurchase facility with a maximum aggregate commitment of $100 million and an additional uncommitted amount of $52 million that matures in February 2013, and another 364-day warehouse repurchase facility with a maximum aggregate commitment of $175 million that matures in July 2012. The maximum aggregate commitment and uncommitted amount under these facilities totaled $275 million and $52 million, respectively, as of May 31, 2012. Subsequent to May 31, 2012, our Lennar Financial Services segment entered into an additional 364-day warehouse repurchase facility with a maximum aggregate commitment of $75 million and an additional uncommitted amount of $75 million that matures in June 2013.
Our Lennar Financial Services segment uses these facilities to finance its lending activities until the mortgage loans are sold to investors and expects the facilities to be renewed or replaced with other facilities when they mature. Borrowings under the facilities were $263.5 million and $410.1 million, respectively, at May 31, 2012 and November 30, 2011, and were collateralized by mortgage loans and receivables on loans sold to investors but not yet paid for with outstanding principal balances of $275.6 million and $431.6 million, respectively, at May 31, 2012 and November 30, 2011.
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
Changes in Capital Structure
We have a stock repurchase program which permits the purchase of up to 20 million shares of our outstanding common stock. During both the six months ended May 31, 2012 and 2011, there were no repurchases of common stock under the stock repurchase program. As of May 31, 2012, 6.2 million shares of common stock can be repurchased in the future under the program.
During three months ended May 31, 2012, treasury stock had no change in Class A common shares. During the six months ended May 31, 2012, treasury stock decreased by 0.3 million Class A common shares due to activity related to our equity compensation plan.
On May 9, 2012, we paid cash dividends of $0.04 per share for both our Class A and Class B common stock to holders of record at the close of business on April 25, 2012, as declared by our Board of Directors on April 11, 2012. On June 26, 2012, our Board of Directors declared a quarterly cash dividend of $0.04 per share on both our Class A and Class B common stock, payable on July 25, 2012 to holders of record at the close of business on July 11, 2012.
Based on our current financial condition and credit relationships, we believe that our operations and borrowing resources will provide for our current and long-term capital requirements at our anticipated levels of activity.
Off-Balance Sheet Arrangements
Lennar Homebuilding: Investments in Unconsolidated Entities
At May 31, 2012, we had equity investments in 36 homebuilding and land unconsolidated entities (of which 8 had recourse debt, 7 non-recourse debt and 21 had no debt), compared to 35 homebuilding and land unconsolidated entities at November 30, 2011. Historically, we invested in unconsolidated entities that acquired and developed land (1) for our homebuilding operations or for sale to third parties or (2) for the construction of homes for sale to third-party homebuyers. Through these entities, we primarily sought to reduce and share our risk by limiting the amount of our capital invested in land, while obtaining access to potential future homesites and allowing us to participate in strategic ventures. The use of these entities also, in some instances, enabled us to acquire land to which we could not otherwise obtain access, or could not obtain access on as favorable terms, without the participation of a strategic partner. Participants in these joint ventures have been land owners/developers, other homebuilders and financial or strategic partners. Joint ventures with land owners/developers have given us access to homesites owned or controlled by our partners. Joint ventures with other homebuilders have provided us with the ability to bid jointly with our partners for large land parcels. Joint ventures with financial partners have allowed us to combine our homebuilding expertise with access to our partners’ capital. Joint ventures with strategic partners have allowed us to combine our homebuilding expertise with the specific expertise (e.g. commercial or infill experience) of our partner. Each joint venture is governed by an executive committee consisting of members from the partners.

Summarized condensed financial information on a combined 100% basis related to Lennar Homebuilding’s unconsolidated entities that are accounted for by the equity method was as follows:
Statements of Operations and Selected Information

	Three Months Ended		At or for the Six Months Ended
	May 31,		May 31,
(Dollars in thousands)	2012	2011	2012	2011
Revenues	$70,869	83,251	153,513	150,314
Costs and expenses	94,288	63,894	177,710	152,474
Other income	—	—	—	123,007
Net earnings (loss) of unconsolidated entities	$(23,419)	19,357	(24,197)	120,847
Our share of net earnings (loss)	$(10,363)	6,738	(9,756)	29,738
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities	$(9,381)	2,417	(8,298)	11,078
Our cumulative share of net earnings - deferred at May 31, 2012 and May 31, 2011, respectively			$2,081	7,494
Our investments in unconsolidated entities			$566,576	652,973
Equity of the unconsolidated entities			$2,110,908	2,275,585
Our investment % in the unconsolidated entities			27%	29%

(1)
For both the three and six months ended May 31, 2012, Lennar Homebuilding equity in earnings (loss) includes $5.4 million of valuation adjustments related to strategic asset sales at Lennar Homebuilding's unconsolidated entities. For the six months ended May 31, 2011, Lennar Homebuilding equity in earnings includes a $15.4 million gain related to the Company’s share of a $123.0 million gain on debt extinguishment at a Lennar Homebuilding unconsolidated entity, partially offset by $4.5 million of valuation adjustments related to assets of Lennar Homebuilding’s unconsolidated entities.

Balance Sheets

(In thousands)	May 31, 2012	November 30, 2011
Assets:
Cash and cash equivalents	$113,225	90,584
Inventories	2,905,970	2,895,241
Other assets	237,225	277,152
	$3,256,420	3,262,977
Liabilities and equity:
Account payable and other liabilities	$276,793	246,384
Debt	868,719	960,627
Equity	2,110,908	2,055,966
	$3,256,420	3,262,977
As of May 31, 2012, our recorded investments in Lennar Homebuilding unconsolidated entities were $566.6 million while the underlying equity in Lennar Homebuilding unconsolidated entities partners’ net assets was $672.8 million, primarily as a result of us buying at a discount a partner's equity in a Lennar Homebuilding unconsolidated entity. As of November 30, 2011, our recorded investments in Lennar Homebuilding unconsolidated entities were $545.8 million while the underlying equity in Lennar Homebuilding unconsolidated entities partners’ net assets was $628.1 million, primarily as a result of us buying at a discount a partner’s equity in a Lennar Homebuilding unconsolidated entity.
In fiscal 2007, we sold a portfolio of land to a strategic land investment venture with Morgan Stanley Real Estate Fund II, L.P., an affiliate of Morgan Stanley & Co., Inc., in which we have approximately a 20% ownership interest and 50% voting rights. Due to our continuing involvement, the transaction did not qualify as a sale by us under GAAP; thus, the inventory has remained on our condensed consolidated balance sheets in consolidated inventory not owned. As of May 31, 2012 and November 30, 2011, the portfolio of land (including land development costs) of $350.0 million and $372.0 million, respectively, is also reflected as inventory in the summarized condensed financial information related to Lennar Homebuilding’s unconsolidated entities.

Debt to total capital of the Lennar Homebuilding unconsolidated entities in which we have investments was calculated as follows:

(Dollars in thousands)	May 31, 2012	November 30, 2011
Debt	$868,719	960,627
Equity	2,110,908	2,055,966
Total capital	$2,979,627	3,016,593
Debt to total capital of our unconsolidated entities	29.2%	31.8%
Our investments in Lennar Homebuilding unconsolidated entities by type of venture were as follows:

(In thousands)	May 31, 2012	November 30, 2011
Land development	$483,907	461,077
Homebuilding	82,669	84,683
Total investments	$566,576	545,760
The summary of our net recourse exposure related to the Lennar Homebuilding unconsolidated entities in which we have investments was as follows:

(In thousands)	May 31, 2012	November 30, 2011
Several recourse debt - repayment	$44,889	62,408
Joint and several recourse debt - repayment	26,650	46,292
Lennar’s maximum recourse exposure	71,539	108,700
Less: joint and several reimbursement agreements with our partners	(22,820)	(33,795)
Lennar’s net recourse exposure	$48,719	74,905
During the six months ended May 31, 2012, our maximum recourse exposure related to indebtedness of Lennar Homebuilding unconsolidated entities decreased by $37.2 million, as a result of $3.4 million paid by us primarily through capital contributions to unconsolidated entities and $33.8 million primarily related to the joint ventures selling assets and other transactions.
As of May 31, 2012 and November 30, 2011, we had no obligation guarantees accrued. The obligation guarantees, if any, are estimated based on current facts and circumstances and any unexpected changes may lead us to incur obligation guarantees in the future.
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

(In thousands)	May 31, 2012	November 30, 2011
Assets	$1,824,741	1,865,144
Liabilities	$777,650	815,815
Equity	$1,047,091	1,049,329
In addition, in most instances in which we have guaranteed debt of a Lennar Homebuilding unconsolidated entity, our partners have also guaranteed that debt and are required to contribute their share of the guarantee payment. Some of our guarantees are repayment guarantees and some are maintenance guarantees. In a repayment guarantee, we and our venture partners guarantee repayment of a portion or all of the debt in the event of a default before the lender would have to exercise its rights against the collateral. In the event of default, if our venture partner does not have adequate financial resources to meet its obligation under our reimbursement agreement, we may be liable for more than our proportionate share, up to our maximum recourse exposure, which is the full amount covered by the joint and several guarantee. The maintenance guarantees only apply if the value of the collateral (generally land and improvements) is less than a specified percentage of the loan balance. If we are required to make a payment under a maintenance guarantee to bring the value of the collateral above the specified percentage of the loan balance, the payment would generally constitute a capital contribution or loan to the Lennar Homebuilding unconsolidated entity and increase our share of any funds the unconsolidated entity distributes. As of May 31, 2012, we do not have maintenance guarantees related to our Lennar Homebuilding unconsolidated entities.
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
During the three months ended May 31, 2012, there were other loan paydowns of $0.5 million. During the three months ended May 31, 2011, there were: (1) no payments under our maintenance guarantees and (2) other loan paydowns of $12.4 million, a portion of which related to amounts paid under our repayment guarantees. During both the three months ended May 31, 2012 and 2011, there were no payments under completion guarantees.
During the six months ended May 31, 2012, there were other loan paydowns of $3.9 million. During the six months ended May 31, 2011, there were: (1) payments of $1.7 million under our maintenance guarantees and (2) other loan paydowns of $13.0 million, a portion of which related to amounts paid under our repayment guarantees. During both the six months ended May 31, 2012 and 2011, there were no payments under completion guarantees.
As of May 31, 2012, the fair values of the repayment guarantees and completion guarantees were not material. We believe that as of May 31, 2012, in the event we become legally obligated to perform under a guarantee of the obligation of a Lennar Homebuilding unconsolidated entity due to a triggering event under a guarantee, most of the time the collateral should be sufficient to repay at least a significant portion of the obligation or we and our partners would contribute additional capital into the venture. In certain instances, we have placed performance letters of credit and surety bonds with municipalities for our joint ventures (see Note 11).

The total debt of Lennar Homebuilding unconsolidated entities in which we have investments was as follows:

(In thousands)	May 31, 2012	November 30, 2011
Lennar’s net recourse exposure	$48,719	74,905
Reimbursement agreements from partners	22,820	33,795
Lennar’s maximum recourse exposure	$71,539	108,700
Non-recourse bank debt and other debt (partner’s share of several recourse)	$105,156	149,937
Non-recourse land seller debt or other debt	26,343	26,391
Non-recourse debt with completion guarantees	490,250	441,770
Non-recourse debt without completion guarantees	175,431	233,829
Non-recourse debt to Lennar	797,180	851,927
Total debt	$868,719	960,627
Lennar’s maximum recourse exposure as a % of total JV debt	8%	11%
In view of current credit market conditions, it is not uncommon for lenders to real estate developers, including joint ventures in which we have interests, to assert non-monetary defaults (such as failure to meet construction completion deadlines or declines in the market value of collateral below required amounts) or technical monetary defaults against the real estate developers. In most instances, those asserted defaults are resolved by modifications of the loan terms, additional equity investments or other concessions by the borrowers. In addition, in some instances, real estate developers, including joint ventures in which we have interests, are forced to request temporary waivers of covenants in loan documents or modifications of loan terms, which are often, but not always obtained. However, in some instances developers, including joint ventures in which we have interests, are not able to meet their monetary obligations to lenders, and are thus declared in default. Because we sometimes guarantee all or portions of the obligations to lenders of joint ventures in which we have interests, when these joint ventures default on their obligations, lenders may or may not have claims against us. Normally, we do not make payments with regard to guarantees of joint venture obligations while the joint ventures are contesting assertions regarding sums due to their lenders. When it is determined that a joint venture is obligated to make a payment that we have guaranteed and the joint venture will not be able to make that payment, we accrue the amounts probable to be paid by us as a liability. Although we generally fulfill our guarantee obligations within a reasonable time after we determine that we are obligated with regard to them, at any point in time it is likely that we will have some balance of unpaid guarantee liability. At both May 31, 2012 and November 30, 2011, we had no liabilities accrued for unpaid guarantees of joint venture indebtedness on our condensed consolidated balance sheets.
The following table summarizes the principal maturities of our Lennar Homebuilding unconsolidated entities (“JVs”) debt as per current debt arrangements as of May 31, 2012 and does not represent estimates of future cash payments that will be made to reduce debt balances. Many JV loans have extension options in the loan agreements that would allow the loans to be extended into future years.

		Principal Maturities of Unconsolidated JVs by Period
(In thousands)	Total JV Assets (1)	Total JV Debt	2012	2013	2014	Thereafter	Other Debt (2)
Net recourse debt to Lennar		$48,719	1,295	16,631	4,628	26,165	—
Reimbursement agreements		22,820	—	—	—	22,820	—
Maximum recourse debt exposure to Lennar	1,824,741	71,539	1,295	16,631	4,628	48,985	—
Debt without recourse to Lennar	1,018,245	797,180	128,591	52,974	27,160	558,597	29,858
Total	$2,842,986	868,719	129,886	69,605	31,788	607,582	29,858

(1)	Excludes unconsolidated joint venture assets where the joint venture has no debt.

(2)	Represents land seller debt and other debt.

The following table is a breakdown of the assets, debt and equity of the Lennar Homebuilding unconsolidated joint ventures by partner type as of May 31, 2012:

(Dollars in thousands)	Total JV Assets	Maximum Recourse Debt Exposure to Lennar	Reimbursement Agreements	Net Recourse Debt to Lennar	Total Debt Without Recourse to Lennar	Total JV Debt	Total JV Equity	JV Debt to Total Capital Ratio	Remaining Homes/ Homesites in JV
Partner Type:
Financial	$2,452,011	47,355	22,820	24,535	618,261	665,616	1,505,939	31%	40,182
Land Owners/Developers	405,983	19,556	—	19,556	93,435	112,991	277,156	29%	14,504
Strategic	114,746	2,128	—	2,128	21,654	23,782	88,867	21%	3,323
Other Builders	283,680	2,500	—	2,500	33,972	36,472	238,946	13%	4,966
Total	$3,256,420	71,539	22,820	48,719	767,322	838,861	2,110,908	28%	62,975
Land seller debt and other debt		$—	—	—	29,858	29,858
Total JV debt		$71,539	22,820	48,719	797,180	868,719
The table below indicates the assets, debt and equity of our 10 largest Lennar Homebuilding unconsolidated joint venture investments as of May 31, 2012:

(Dollars in thousands)	Lennar’s Investment	Total JV Assets	Maximum Recourse Debt Exposure to Lennar	Reimbursement Agreements	Net Recourse Debt to Lennar	Total Debt Without Recourse to Lennar	Total JV Debt	Total JV Equity	JV Debt to Total Capital Ratio
Top Ten JVs (1):
Heritage Fields El Toro	$134,236	1,440,351	22,000	—	22,000	480,184	502,184	860,337	37%
Central Park West Holdings	63,856	152,097	25,355	22,820	2,535	76,066	101,421	49,516	67%
Newhall Land Development	44,474	445,442	—	—	—	—	—	256,796	—
Ballpark Village	38,635	130,503	—	—	—	52,910	52,910	77,270	41%
Runkle Canyon	38,250	77,732	—	—	—	—	—	76,500	—
MS Rialto Residential Holdings	34,722	358,075	—	—	—	62,012	62,012	287,556	18%
LS College Park	32,289	66,913	—	—	—	—	—	63,212	—
Treasure Island Community Development	27,267	55,217	—	—	—	—	—	54,566	—
Rocking Horse Partners	20,714	49,142	—	—	—	7,038	7,038	41,415	15%
Willow Springs Properties	18,885	33,965	—	—	—	—	—	32,038	—%
10 largest JV investments	453,328	2,809,437	47,355	22,820	24,535	678,210	725,565	1,799,206	29%
Other JVs	113,248	446,983	24,184	—	24,184	89,112	113,296	311,702	27%
Total	$566,576	3,256,420	71,539	22,820	48,719	767,322	838,861	2,110,908	28%
Land seller debt and other debt	$					29,858	29,858
Total JV debt	$		71,539	22,820	48,719	797,180	868,719

(1)
All of the joint ventures presented in the table above operate in our Homebuilding West segment except for Rocking Horse Partners and Willow Springs Properties, which operates in our Homebuilding Central segment and MS Rialto Residential Holdings, which operates in all of our homebuilding segments and Homebuilding Other.

The table below indicates the percentage of assets, debt and equity of our 10 largest Lennar Homebuilding unconsolidated joint venture investments, as of May 31, 2012:

	% of Total JV Assets	% of Maximum Recourse Debt Exposure to Lennar	% of Net Recourse Debt to Lennar	% of Total Debt Without Recourse to Lennar	% of Total JV Equity
10 largest JVs	86%	66%	50%	88%	85%
Other JVs	14%	34%	50%	12%	15%
Total	100%	100%	100%	100%	100%
Rialto Investments: Investments in Unconsolidated Entities
An affiliate of our Rialto segment is a sub-advisor to the AB PPIP fund and receives management fees for sub-advisory services. As of May 31, 2012, approximately 93% of committed capital has been called of which we have contributed $69.4 million of the $75.0 million we committed to invest. As of May 31, 2012, the AB PPIP fund has invested approximately $3.4 billion to purchase $5.3 billion in face amount of non-agency residential mortgage-backed securities and commercial mortgage-backed securities and this investment is included in the investment securities reflected in the summarized condensed balance sheets of Rialto’s unconsolidated entities. The gross yield of the fund since its inception has totaled approximately 45%. As of May 31, 2012 and November 30, 2011, the carrying value of our investment in the AB PPIP fund was $76.7 million and $65.2 million, respectively.
During 2010, we committed to invest $75 million in the Rialto segment’s Fund, of which our remaining outstanding commitment as of May 31, 2012 was $23.7 million . As of May 31, 2012, the equity commitments of the Fund were $700 million (including the $75 million committed by us). During the three and six months ended May 31, 2012, the Company contributed $10.7 million and $18.0 million, respectively, to the Fund. Of these amounts contributed, $13.9 million was distributed back to us during the three months ended May 31, 2012 as a return of excess capital contributions due to a securitization within the Fund. Total investor contributions to the Fund for the three and six months ended May 31, 2012 were $100 million and $160 million, respectively. Of these amounts contributed, $130 million was distributed back to investors during the three months ended May 31, 2012 as a return of capital contributions due to a securitization within the Fund. Total investor contributions to the Fund since inception, including allocated income and net of the $130 million distribution were $614 million. As of May 31, 2012 and November 30, 2011, the carrying value of our investment in the Fund was $64.8 million and $50.1 million, respectively. For the three and six months ended May 31, 2012, our share of earnings from the Fund was $3.0 million and $10.6 million, respectively. For both the three and six months ended May 31, 2011, our share of losses from the Fund was ($0.4) million.
Additionally, another subsidiary in our Rialto segment also has approximately a 5% investment in the Servicer Provider, which provides services to the consolidated LLCs, among others. As of May 31, 2012 and November 30, 2011, the carrying value of our investment in the Servicer Provider was $8.6 million and $8.8 million, respectively.

Summarized condensed financial information on a combined 100% basis related to Rialto’s investment in unconsolidated entities that are accounted for by the equity method was as follows:
Balance Sheets

(In thousands)	May 31, 2012	November 30, 2011
Assets:
Cash and cash equivalents	$137,104	60,936
Loans receivable	400,467	274,213
Real estate owned	107,363	47,204
Investment securities	4,081,846	4,336,418
Other assets	223,861	171,196
	$4,950,641	4,889,967
Liabilities and equity:
Accounts payable and other liabilities	$166,557	320,353
Notes payable	230,561	40,877
Partner loans	163,516	137,820
Debt due to the U.S. Treasury	1,492,950	2,044,950
Equity	2,897,057	2,345,967
	$4,950,641	4,889,967
Statements of Operations

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2012	2011	2012	2011
Revenues	$119,123	116,044	241,528	232,932
Costs and expenses	51,996	35,045	103,181	86,516
Other income (expense), net (1)	37,335	(165,918)	303,775	(79,130)
Net earnings (loss) of unconsolidated entities	$104,462	(84,919)	442,122	67,286
Rialto Investments equity in earnings (loss) from unconsolidated entities	$5,569	(2,973)	24,027	1,552

(1)
Other income (expense), net for the three and six months ended May 31, 2012 and 2011 includes the AB PPIP Fund’s mark-to-market unrealized gains and unrealized losses, of which our portion is a small percentage.

Option Contracts
We have access to land through option contracts, which generally enables us to control portions of properties owned by third parties (including land funds) and unconsolidated entities until we have determined whether to exercise the options.
The table below indicates the number of homesites owned and homesites to which we had access through option contracts with third parties (“optioned”) or unconsolidated joint ventures (“JVs”) (i.e., controlled homesites) at May 31, 2012 and 2011:

	Controlled Homesites
May 31, 2012	Optioned	JVs	Total	Owned Homesites	Total Homesites
East	3,614	339	3,953	33,886	37,839
Central	1,560	1,191	2,751	16,270	19,021
West	1,055	6,240	7,295	27,943	35,238
Southeast Florida	791	396	1,187	8,334	9,521
Houston	4,236	292	4,528	9,814	14,342
Other	90	67	157	5,399	5,556
Total homesites	11,346	8,525	19,871	101,646	121,517

	Controlled Homesites
May 31, 2011	Optioned	JVs	Total	Owned Homesites	Total Homesites
East	3,492	529	4,021	26,787	30,808
Central	768	1,581	2,349	15,876	18,225
West	630	6,423	7,053	28,431	35,484
Southeast Florida	1,395	323	1,718	4,697	6,415
Houston	936	297	1,233	10,183	11,416
Other	400	73	473	5,149	5,622
Total homesites	7,621	9,226	16,847	91,123	107,970
We evaluate all option contracts for land to determine whether they are VIEs and, if so, whether we are the primary beneficiary of certain of these option contracts. Although we do not have legal title to the optioned land, if we are deemed to be the primary beneficiary, we are required to consolidate the land under option at the purchase price of the optioned land. During the six months ended May 31, 2012, the effect of consolidation of these option contracts was a net increase of $2.9 million to consolidated inventory not owned with a corresponding increase to liabilities related to consolidated inventory not owned in our condensed consolidated balance sheet as of May 31, 2012. To reflect the purchase price of the inventory consolidated, we reclassified the related option deposits from land under development to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of May 31, 2012. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and our cash deposits. The increase to consolidated inventory not owned was offset by our exercise of options to acquire land under certain contracts previously consolidated, resulting in a net decrease in consolidated inventory not owned of $23.1 million for the six months ended May 31, 2012.
Our exposure to loss related to our option contracts with third parties and unconsolidated entities consisted of our non-refundable option deposits and pre-acquisitions costs totaling $136.5 million and $156.8 million, respectively, at May 31, 2012 and November 30, 2011. Additionally, we had posted $43.4 million and $44.1 million, respectively, of letters of credit in lieu of cash deposits under certain option contracts as of May 31, 2012 and November 30, 2011.
Contractual Obligations and Commercial Commitments
Our contractual obligations and commercial commitments have not changed materially from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended November 30, 2011.
We are subject to the usual obligations associated with entering into contracts (including option contracts) for the purchase, development and sale of real estate in the routine conduct of our business. Option contracts for the purchase of land generally enable us to defer acquiring portions of properties owned by third parties and unconsolidated entities until we have determined whether to exercise our options. This reduces our financial risk associated with land holdings. At May 31, 2012, we had access to 19,871 homesites through option contracts with third parties and unconsolidated entities in which we have investments. At May 31, 2012, we had $136.5 million of non-refundable option deposits and pre-acquisition costs related to certain of these homesites and $43.4 million of letters of credit posted in lieu of cash deposits under certain option contracts.
At May 31, 2012, we had letters of credit outstanding in the amount of $280.9 million (which included the $43.4 million of letters of credit discussed above). These letters of credit are generally posted either with regulatory bodies to guarantee our performance of certain development and construction activities, or in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral. Additionally, at May 31, 2012, we had outstanding performance and surety bonds related to site improvements at various projects (including certain projects in our joint ventures) of $601.9 million. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all of the development and construction activities are completed. As of May 31, 2012, there were approximately $343.6 million, or 57%, of anticipated future costs to complete related to these site improvements. We do not presently anticipate any draws upon these bonds, but if any such draws occur, we do not believe they would have a material effect on our financial position, results of operations or cash flows.
Our Lennar Financial Services segment had a pipeline of loan applications in process of $1.0 billion at May 31, 2012. Loans in process for which interest rates were committed to the borrowers and builder commitments for loan programs totaled approximately $404.0 million as of May 31, 2012. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers or because borrowers may not meet certain criteria at the time of closing, the total commitments do not necessarily represent future cash requirements.
Our Lennar Financial Services segment uses mandatory mortgage-backed securities (“MBS”) forward commitments, option contracts and investor commitments to hedge our mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments, option contracts and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At May 31, 2012, we had open commitments amounting to $500.7 million to sell MBS with varying settlement dates through August 2012.

(3) New Accounting Pronouncements
See Note 16 of our condensed consolidated financial statements included under Item 1 of this Report for a discussion of new accounting pronouncements applicable to our Company.

(4) Critical Accounting Policies
We believe that there have been no significant changes to our critical accounting policies during the six months ended May 31, 2012 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended November 30, 2011.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks related to fluctuations in interest rates on our investments, debt obligations, loans held-for-sale and loans held-for-investment. We utilize forward commitments and option contracts to mitigate the risks associated with our mortgage loan portfolio.
Our Annual Report on Form 10-K for the year ended November 30, 2011 contains information about market risk under “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.” There have been no material changes in our exposure to market risks during the six months ended May 31, 2012.

Item 4. Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter that ended on May 31, 2012. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of May 31, 2012 to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
Our CEO and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2012. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1 - 5. Not Applicable

Item 6. Exhibits

31.1.	Rule 13a-14(a) certification by Stuart A. Miller, Chief Executive Officer.
31.2.	Rule 13a-14(a) certification by Bruce E. Gross, Vice President and Chief Financial Officer.
32.	Section 1350 certifications by Stuart A. Miller, Chief Executive Officer, and Bruce E. Gross, Vice President and Chief Financial Officer.
101.
The following financial statements from Lennar Corporation Quarterly Report on Form 10-Q for the quarter ended May 31, 2012, filed on July 10, 2012, were formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements.*

* In accordance with Rule 406T of Regulation S-T, the XBRL related to information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lennar Corporation
(Registrant)

Date: July 10, 2012	/s/ Bruce E. Gross
Bruce E. Gross
Vice President and Chief Financial Officer

Date: July 10, 2012	/s/ David M. Collins
David M. Collins
Controller