Form 10-Q
period 2012-08-31
LENNAR CORP /NEW/
filed 2012-10-10
CIK 920760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2012
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
Common stock outstanding as of September 30, 2012:
Class A 159,580,731
Class B   31,303,195

Part I. Financial Information
Item 1. Financial Statements

Lennar Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except shares and per share amounts)
(unaudited)

	August 31,	November 30,
	2012 (1)	2011 (1)
ASSETS
Lennar Homebuilding:
Cash and cash equivalents	$692,004	1,024,212
Restricted cash	6,601	8,590
Receivables, net	46,281	53,977
Inventories:
Finished homes and construction in progress	1,693,221	1,334,703
Land and land under development	3,015,444	2,636,510
Consolidated inventory not owned	326,985	389,322
Total inventories	5,035,650	4,360,535
Investments in unconsolidated entities	570,666	545,760
Other assets	913,469	524,694
	7,264,671	6,517,768
Rialto Investments:
Cash and cash equivalents	72,679	83,938
Defeasance cash to retire notes payable	185,975	219,386
Loans receivable, net	496,802	713,354
Real estate owned, held-for-sale	115,718	143,677
Real estate owned, held-and-used, net	647,227	582,111
Investments in unconsolidated entities	101,668	124,712
Other assets	54,323	29,970
	1,674,392	1,897,148
Lennar Financial Services	779,437	739,755
Total assets	$9,718,500	9,154,671

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

As of August 31, 2012, total assets include $2,110.1 million related to consolidated VIEs of which $13.2 million is included in Lennar Homebuilding cash and cash equivalents, $6.2 million in Lennar Homebuilding receivables, net, $52.2 million in Lennar Homebuilding finished homes and construction in progress, $477.9 million in Lennar Homebuilding land and land under development, $62.4 million in Lennar Homebuilding consolidated inventory not owned, $44.1 million in Lennar Homebuilding investments in unconsolidated entities, $221.3 million in Lennar Homebuilding other assets, $72.1 million in Rialto Investments cash and cash equivalents, $186.0 million in Rialto Investments defeasance cash to retire notes payable, $400.3 million in Rialto Investments loans receivable, net, $83.0 million in Rialto Investments real estate owned, held-for-sale, $483.2 million in Rialto Investments real estate owned, held-and-used, net, $0.7 million in Rialto Investments in unconsolidated entities and $7.5 million in Rialto Investments other assets.
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

Lennar Corporation and Subsidiaries
Condensed Consolidated Balance Sheets – (Continued)
(In thousands, except shares and per share amounts)
(unaudited)

	August 31,	November 30,
	2012 (2)	2011 (2)
LIABILITIES AND EQUITY
Lennar Homebuilding:
Accounts payable	$169,863	201,101
Liabilities related to consolidated inventory not owned	268,207	326,200
Senior notes and other debts payable	3,671,595	3,362,759
Other liabilities	611,763	602,231
	4,721,428	4,492,291
Rialto Investments:
Notes payable and other liabilities	614,390	796,120
Lennar Financial Services	524,305	562,735
Total liabilities	5,860,123	5,851,146
Stockholders’ equity:
Preferred stock	—	—
Class A common stock of $0.10 par value; Authorized: August 31, 2012 and November 30, 2011 - 300,000,000 shares; Issued: August 31, 2012 - 171,216,366 shares and November 30, 2011 -169,099,760 shares	17,122	16,910
Class B common stock of $0.10 par value; Authorized: August 31, 2012 and November 30, 2011 - 90,000,000 shares; Issued: August 31, 2012 - 32,982,815 shares and November 30, 2011 - 32,982,815 shares	3,298	3,298
Additional paid-in capital	2,378,574	2,341,079
Retained earnings	1,488,426	956,401
Treasury stock, at cost; August 31, 2012 - 11,702,017 Class A common shares and 1,679,620 Class B common shares; November 30, 2011 - 12,000,017 Class A common shares and 1,679,620 Class B common shares	(615,698)	(621,220)
Total stockholders’ equity	3,271,722	2,696,468
Noncontrolling interests	586,655	607,057
Total equity	3,858,377	3,303,525
Total liabilities and equity	$9,718,500	9,154,671

(2)
As of August 31, 2012, total liabilities include $719.0 million related to consolidated VIEs as to which neither Lennar Corporation, nor any of its subsidiaries, has any obligations, of which $7.8 million is included in Lennar Homebuilding accounts payable, $33.8 million in Lennar Homebuilding liabilities related to consolidated inventory not owned, $171.4 million in Lennar Homebuilding senior notes and other debts payable, $15.0 million in Lennar Homebuilding other liabilities and $491.0 million in Rialto Investments notes payable and other liabilities.

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

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2012	2011	2012	2011
Revenues:
Lennar Homebuilding	$955,800	711,754	2,388,321	1,840,939
Lennar Financial Services	106,764	66,374	263,574	183,509
Rialto Investments	37,194	42,065	102,874	118,283
Total revenues	1,099,758	820,193	2,754,769	2,142,731
Costs and expenses:
Lennar Homebuilding (1)	850,432	662,909	2,167,019	1,741,383
Lennar Financial Services	81,441	58,386	212,021	171,843
Rialto Investments	46,396	33,562	109,964	94,184
Corporate general and administrative	32,286	22,776	88,296	66,726
Total costs and expenses	1,010,555	777,633	2,577,300	2,074,136
Lennar Homebuilding equity in earnings (loss) unconsolidated entities	(5,991)	(4,552)	(14,289)	6,526
Lennar Homebuilding other income (expense), net (2)	(5,406)	6,940	11,419	46,411
Other interest expense	(22,659)	(24,107)	(71,311)	(68,654)
Rialto Investments equity in earnings (loss) from unconsolidated entities	13,551	(6,505)	37,578	(4,953)
Rialto Investments other income (expense), net	(10,063)	9,743	(23,675)	38,275
Earnings before income taxes	58,635	24,079	117,191	86,200
Benefit (provision) for income taxes	12,776	(579)	416,621	873
Net earnings (including net earnings (loss) attributable to noncontrolling interests)	$71,411	23,500	533,812	87,073
Less: Net earnings (loss) attributable to noncontrolling interests (3)	(15,698)	2,770	(20,968)	25,152
Net earnings attributable to Lennar	$87,109	20,730	554,780	61,921
Basic earnings per share	$0.46	0.11	2.93	0.33
Diluted earnings per share	$0.40	0.11	2.56	0.33
Cash dividends per each Class A and Class B common share	$0.04	0.04	0.12	0.12

(1)
Lennar Homebuilding costs and expenses include $6.1 million and $11.7 million, respectively, of valuation adjustments and write-offs of option deposits and pre-acquisition costs for the three and nine months ended August 31, 2012; and $10.7 million and $19.6 million, respectively, of valuation adjustments and write-offs of option deposits and pre-acquisition costs for the three and nine months ended August 31, 2011.

(2)
Lennar Homebuilding other income (expense), net, includes $2.1 million and $15.3 million of valuation adjustments to the Company’s investments in Lennar Homebuilding’s unconsolidated entities and write-offs of other assets for the nine months ended August 31, 2011.

(3)
Net earnings (loss) attributable to noncontrolling interests for the three and nine months ended August 31, 2012 includes ($13.4) million and ($14.6) million, respectively, of losses related to the FDIC’s interest in the portfolio of real estate loans that the Company acquired in partnership with the FDIC. Net earnings (loss) attributable to noncontrolling interests for the three and nine months ended August 31, 2011 includes $6.1 million and $30.9 million, respectively, of earnings related to the FDIC’s interest in the portfolio of real estate loans that the Company acquired in partnership with the FDIC.

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended
	August 31,
	2012	2011
Cash flows from operating activities:
Net earnings (including net earnings (loss) attributable to noncontrolling interests)	$533,812	87,073
Adjustments to reconcile net earnings (including net earnings (loss) attributable to noncontrolling interests) to net cash used in operating activities:
Depreciation and amortization	20,368	12,321
Amortization of discount/premium on debt, net	16,107	12,618
Lennar Homebuilding equity in (earnings) loss from unconsolidated entities	14,289	(6,526)
Distributions of earnings from Lennar Homebuilding unconsolidated entities	1,005	11,410
Rialto Investments equity in (earnings) loss from unconsolidated entities	(37,578)	4,953
Distributions of earnings from Rialto Investments unconsolidated entities	6,324	4,084
Share based compensation expense	24,181	16,220
Tax benefit from share-based awards	2,479	—
Excess tax benefits from share-based awards	(1,572)	(283)
Deferred income tax benefit	(422,418)	—
Loss on partial redemption of Lennar Homebuilding senior notes	6,510	—
Gains on retirement of Lennar Homebuilding other debts payable	(988)	—
Unrealized and realized gains on Rialto Investments real estate owned	(12,519)	(56,909)
Gains on sale of Rialto Investments commercial mortgage-backed securities	—	(4,743)
Impairments of Rialto Investments loans receivable and REO	30,156	12,085
Valuation adjustments and write-offs of option deposits and pre-acquisition costs, other receivables and other assets	12,671	34,892
Changes in assets and liabilities:
Decrease in restricted cash	5,626	404
Decrease in receivables	48,949	10,633
Increase in inventories, excluding valuation adjustments and write-offs of option deposits and pre-acquisition costs	(554,873)	(118,132)
Increase in other assets	(25,422)	(104,863)
(Increase) decrease in Lennar Financial Services loans-held-for-sale	(119,929)	43,044
Decrease in accounts payable and other liabilities	(37,685)	(73,864)
Net cash used in operating activities	(490,507)	(115,583)
Cash flows from investing activities:
Net additions of operating properties and equipment	(3,201)	(3,307)
Investments in and contributions to Lennar Homebuilding unconsolidated entities	(55,687)	(89,465)
Distributions of capital from Lennar Homebuilding unconsolidated entities	26,538	25,280
Investments in and contributions to Rialto Investments unconsolidated entities	(28,722)	(64,360)
Distributions of capital from Rialto Investments unconsolidated entities	83,368	—
Decrease (increase) in Rialto Investments defeasance cash to retire notes payable	33,411	(88,358)
Receipts of principal payments on Rialto Investments loans receivable	52,913	52,849
Proceeds from sales of Rialto Investments real estate owned	121,848	55,283
Improvements to Rialto Investments real estate owned	(10,288)	(15,484)
Purchases of Lennar Homebuilding investments available-for-sale	(7,224)	—
Proceeds from sales of Lennar Homebuilding investments available-for-sale	10,853	—
Decrease (increase) in Lennar Financial Services loans held-for-investment, net	3,114	(192)
Purchases of Lennar Financial Services investment securities	(5,205)	(51,940)
Proceeds from sale of investments in commercial mortgage-backed securities	—	11,127
Proceeds from maturities of Lennar Financial Services investment securities	19,232	6,938
Net cash provided by (used in) investing activities	$240,950	(161,629)

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended
	August 31,
	2012	2011
Cash flows from financing activities:
Net repayments under Lennar Financial Services debt	$(52,420)	(56,313)
Proceeds from senior notes	400,000	—
Proceeds from convertible senior notes	50,000	—
Debt issuance costs of senior notes and convertible senior notes	(4,814)	—
Partial redemption of senior notes	(210,862)	—
Principal repayments on Rialto Investments notes payable	(170,889)	—
Proceeds from other borrowings	31,561	2,957
Principal payments on other borrowings	(58,929)	(84,463)
Exercise of land option contracts from an unconsolidated land investment venture	(48,242)	(33,827)
Receipts related to noncontrolling interests	1,046	5,765
Payments related to noncontrolling interests	(480)	(7,087)
Excess tax benefits from share-based awards	1,572	283
Common stock:
Issuances	16,323	5,547
Repurchases	—	(29)
Dividends	(22,755)	(22,425)
Net cash used in financing activities	(68,889)	(189,592)
Net decrease in cash and cash equivalents	(318,446)	(466,804)
Cash and cash equivalents at beginning of period	1,163,604	1,394,135
Cash and cash equivalents at end of period	$845,158	927,331
Summary of cash and cash equivalents:
Lennar Homebuilding	$692,004	800,332
Lennar Financial Services	80,475	57,423
Rialto Investments	72,679	69,576
	$845,158	927,331
Supplemental disclosures of non-cash investing and financing activities:
Lennar Homebuilding:
Non-cash contributions to unconsolidated entities	$7,612	17,047
Non-cash distributions from unconsolidated entities	$—	12,043
Inventory acquired in satisfaction of other assets including investments available-for-sale	$91,554	—
Non-cash reclass from inventories to operating properties and equipment	$—	126,525
Non-cash purchases of investments available-for-sale	$12,520	—
Purchases of inventories and other assets financed by sellers	$53,159	55,733
Rialto Investments:
Real estate owned acquired in satisfaction/partial satisfaction of loans receivable	$160,754	396,190
Consolidations of newly formed or previously unconsolidated entities, net:
Receivables	$—	2
Inventories	$—	52,850
Investments in Lennar Homebuilding unconsolidated entities	$—	(28,574)
Other assets	$—	380
Debts payable	$—	(14,703)
Other liabilities	$—	(9,423)
Noncontrolling interests	$—	(532)

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
The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The condensed consolidated statements of operations for the three and nine months ended August 31, 2012 are not necessarily indicative of the results to be expected for the full year.
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
Operations of the Rialto Investments (“Rialto”) segment include sourcing, underwriting, pricing, managing and ultimately monetizing real estate and real estate related assets, as well as providing similar services to others in markets across the country. Rialto’s operating earnings consists of revenues generated primarily from accretable interest income associated with portfolios of real estate loans acquired in partnership with the FDIC and other portfolios of real estate loans and assets acquired, asset management, due diligence and underwriting fees derived from the segment's Real Estate Investment Fund (the “Fund”), fees for sub-advisory services, other income (expense), net, consisting primarily of gains upon foreclosure of real estate owned (“REO”) and gains on sale of REO, and equity in earnings (loss) from unconsolidated entities, less the costs incurred by the segment for managing portfolios, REO expenses and other general administrative expenses.
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
Financial information relating to the Company’s operations was as follows:

(In thousands)	August 31, 2012	November 30, 2011
Assets:
Homebuilding East	$1,522,331	1,312,750
Homebuilding Central	731,466	681,859
Homebuilding West	2,332,904	2,169,503
Homebuilding Southeast Florida	628,599	604,415
Homebuilding Houston	295,094	230,076
Homebuilding Other	688,856	595,615
Rialto Investments (1)	1,674,392	1,897,148
Lennar Financial Services	779,437	739,755
Corporate and unallocated	1,065,421	923,550
Total assets	$9,718,500	9,154,671

(1)	Consists primarily of assets of consolidated VIEs (see Note 8).

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2012	2011	2012	2011
Revenues:
Homebuilding East	$328,983	256,780	883,965	704,525
Homebuilding Central	138,728	101,151	339,005	260,312
Homebuilding West	179,114	144,898	459,909	362,177
Homebuilding Southeast Florida	106,876	66,763	227,543	153,784
Homebuilding Houston	136,075	96,065	323,364	230,904
Homebuilding Other	66,024	46,097	154,535	129,237
Lennar Financial Services	106,764	66,374	263,574	183,509
Rialto Investments	37,194	42,065	102,874	118,283
Total revenues (1)	$1,099,758	820,193	2,754,769	2,142,731

Operating earnings (loss):
Homebuilding East	$26,230	19,504	66,468	50,299
Homebuilding Central (2)	10,012	(6,404)	15,394	(24,878)
Homebuilding West (3)	(266)	(4,457)	(17,244)	36,033
Homebuilding Southeast Florida (4)	14,882	10,900	45,692	20,871
Homebuilding Houston	15,746	7,205	30,524	10,130
Homebuilding Other	4,708	378	6,287	(8,616)
Lennar Financial Services	25,323	7,988	51,553	11,666
Rialto Investments	(5,714)	11,741	6,813	57,421
Total operating earnings	90,921	46,855	205,487	152,926
Corporate general and administrative expenses	32,286	22,776	88,296	66,726
Earnings before income taxes	$58,635	24,079	117,191	86,200

(1)
Total revenues are net of sales incentives of $94.3 million ($26,100 per home delivered) and $274.0 million ($29,500 per home delivered), respectively, for the three and nine months ended August 31, 2012, compared to $95.1 million ($33,600 per home delivered) and $247.9 million ($33,600 per home delivered), respectively, for the three and nine months ended August 31, 2011.

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

(4)	For the nine months ended August 31, 2012, operating earnings include a $15.0 million gain on the sale of an operating property.

Valuation adjustments and write-offs relating to the Company’s homebuilding operations were as follows:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2012	2011	2012	2011
Valuation adjustments to finished homes, CIP and land on which the Company intends to build homes:
East	$79	412	864	1,588
Central	6	4,741	214	8,818
West	2,346	2,357	4,317	3,939
Southeast Florida	2,139	777	2,775	1,540
Houston	41	113	130	330
Other	40	1,262	780	1,587
Total	4,651	9,662	9,080	17,802
Valuation adjustments to land the Company intends to sell or has sold to third parties:
East	107	—	122	92
Central	15	1	15	180
West	—	—	1	—
Southeast Florida	22	—	354	—
Houston	—	11	—	21
Other	—	153	—	153
Total	144	165	492	446
Write-offs of option deposits and pre-acquisition costs:
East	1,303	380	1,632	726
Central	7	344	61	370
West	—	172	232	172
Houston	—	—	—	81
Other	—	—	156	—
Total	1,310	896	2,081	1,349
Company’s share of valuation adjustments related to assets of of unconsolidated entities:
East	61	3	61	3
Central	—	—	—	371
West	27	683	5,464	2,343
Other	—	—	—	2,495
Total	88	686	5,525	5,212
Valuation adjustments to investments of unconsolidated entities:
East (1)	—	—	18	8,412
West	—	2,077	—	2,077
Total	—	2,077	18	10,489
Write-offs of other receivables and other assets:
East	—	—	1,000	—
Other	—	—	—	4,806
Total	—	—	1,000	4,806
Total valuation adjustments and write-offs of option deposits and
pre-acquisition costs, other receivables and other assets	$6,193	13,486	18,196	40,104

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
During the nine months ended August 31, 2012, the Company recorded lower valuation adjustments than during the nine months ended August 31, 2011. Changes in market conditions and other specific developments may cause the Company to re-evaluate its strategy regarding certain assets that could result in further valuation adjustments and/or additional write-offs of option deposits and pre-acquisition costs due to abandonment of those options contracts.

(3)	Lennar Homebuilding Investments in Unconsolidated Entities
Summarized condensed financial information on a combined 100% basis related to Lennar Homebuilding’s unconsolidated entities that are accounted for by the equity method was as follows:
Statements of Operations

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2012	2011	2012	2011
Revenues	$110,823	104,690	264,336	255,004
Costs and expenses	126,007	108,599	303,717	261,073
Other income	10,515	—	10,515	123,007
Net earnings (loss) of unconsolidated entities	$(4,669)	(3,909)	(28,866)	116,938
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities (1)	$(5,991)	(4,552)	(14,289)	6,526

(1)
For the nine months ended August 31, 2012, Lennar Homebuilding equity in earnings (loss) includes $5.5 million, of valuation adjustments related to strategic asset sales at Lennar Homebuilding's unconsolidated entities. For the nine months ended August 31, 2011, Lennar Homebuilding equity in earnings (loss) included a $15.4 million gain related to the Company’s share of a $123.0 million gain on debt extinguishment at a Lennar Homebuilding unconsolidated entity, partially offset by $5.2 million of valuation adjustments related to assets of Lennar Homebuilding’s unconsolidated entities.

Balance Sheets

(In thousands)	August 31, 2012	November 30, 2011
Assets:
Cash and cash equivalents	$108,024	90,584
Inventories	2,840,523	2,895,241
Other assets	233,199	277,152
	$3,181,746	3,262,977
Liabilities and equity:
Accounts payable and other liabilities	$284,939	246,384
Debt	783,844	960,627
Equity	2,112,963	2,055,966
	$3,181,746	3,262,977
As of August 31, 2012 and November 30, 2011, the Company’s recorded investments in Lennar Homebuilding unconsolidated entities were $570.7 million and $545.8 million, respectively, while the underlying equity in Lennar Homebuilding unconsolidated entities partners’ net assets as of August 31, 2012 and November 30, 2011 was $675.0 million, and $628.1 million, respectively, primarily as a result of the Company buying at a discount a partner's equity in a Lennar Homebuilding unconsolidated entity.
In fiscal 2007, the Company sold a portfolio of land to a strategic land investment venture with Morgan Stanley Real Estate Fund II, L.P., an affiliate of Morgan Stanley & Co., Inc., in which the Company has approximately a 20% ownership interest and 50% voting rights. Due to the Company’s continuing involvement, the transaction did not qualify as a sale by the Company under GAAP; thus, the inventory has remained on the Company’s condensed consolidated balance sheet in consolidated inventory not owned. As of August 31, 2012 and November 30, 2011, the portfolio of land (including land development costs) of $294.9 million and $372.0 million, respectively, is also reflected as inventory in the summarized condensed financial information related to Lennar Homebuilding’s unconsolidated entities.
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
The summary of the Company’s net recourse exposure related to Lennar Homebuilding unconsolidated entities in which the Company has investments was as follows:

(In thousands)	August 31, 2012	November 30, 2011
Several recourse debt - repayment	$44,795	62,408
Joint and several recourse debt - repayment	22,043	46,292
The Company’s maximum recourse exposure	66,838	108,700
Less: joint and several reimbursement agreements with the Company’s partners	(18,673)	(33,795)
The Company’s net recourse exposure	$48,165	74,905
During the nine months ended August 31, 2012, the Company’s maximum recourse exposure related to indebtedness of Lennar Homebuilding unconsolidated entities decreased by $41.9 million, as a result of $13.7 million paid by the Company primarily through capital contributions to unconsolidated entities and $28.2 million primarily related to the joint ventures selling assets and other transactions.
As of August 31, 2012 and November 30, 2011, the Company had no obligation guarantees accrued. The obligation guarantees, if any, are estimated based on current facts and circumstances and any unexpected changes may lead the Company to incur obligation guarantees in the future.
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

(In thousands)	August 31, 2012	November 30, 2011
Assets	$1,807,541	1,865,144
Liabilities	$766,222	815,815
Equity	$1,041,319	1,049,329
In addition, in most instances in which the Company has guaranteed debt of a Lennar Homebuilding unconsolidated entity, the Company’s partners have also guaranteed that debt and are required to contribute their share of the guarantee payments. Historically, the Company has had repayment guarantees and/or maintenance guarantees. In a repayment guarantee, the Company and its venture partners guarantee repayment of a portion or all of the debt in the event of default before the lender would have to exercise its rights against the collateral. In the event of default, if the Company’s venture partner does not have adequate financial resources to meet its obligations under the reimbursement agreement, the Company may be liable for more than its proportionate share, up to its maximum recourse exposure, which is the full amount covered by the joint and several guarantee. The maintenance guarantees only apply if the value of the collateral (generally land and improvements) is less than a specified percentage of the loan balance. If the Company is required to make a payment under a maintenance guarantee to bring the value of the collateral above the specified percentage of the loan balance, the payment would constitute a capital contribution or loan to the Lennar Homebuilding unconsolidated entity and increase the Company’s investment in the unconsolidated entity and its share of any funds the unconsolidated entity distributes. As of August 31, 2012, the Company does not have maintenance guarantees related to its Lennar Homebuilding unconsolidated entities.
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
During the three months ended August 31, 2012, there were other loan paydowns relating to recourse debt of $1.3 million. During the three months ended August 31, 2011, there were: (1) no payments under the Company’s maintenance guarantees and (2) other loan paydowns of $3.1 million, a portion of which related to amounts paid under the Company’s repayment guarantees. During both the three months ended August 31, 2012 and 2011, there were no payments under completion guarantees.
During the nine months ended August 31, 2012, there were other loan paydowns relating to recourse debt of $5.2 million. During the nine months ended August 31, 2011, there were: (1) payments of $1.7 million under the Company’s maintenance guarantees and (2) other loan paydowns of $16.1 million, a portion of which related to amounts paid under the Company’s repayment guarantees. During both the nine months ended August 31, 2012 and 2011, there were no payments under completion guarantees.
As of August 31, 2012, the fair values of the repayment guarantees and completion guarantees were not material. The Company believes that as of August 31, 2012, in the event it becomes legally obligated to perform under a guarantee of the obligation of a Lennar Homebuilding unconsolidated entity due to a triggering event under a guarantee, most of the time the collateral should be sufficient to repay at least a significant portion of the obligation or the Company and its partners would contribute additional capital into the venture. In certain instances, the Company has placed performance letters of credit and surety bonds with municipalities for its joint ventures (see Note 11).
The total debt of the Lennar Homebuilding unconsolidated entities in which the Company has investments was as follows:

(In thousands)	August 31, 2012	November 30, 2011
The Company’s net recourse exposure	$48,165	74,905
Reimbursement agreements from partners	18,673	33,795
The Company’s maximum recourse exposure	$66,838	108,700
Non-recourse bank debt and other debt (partner’s share of several recourse)	$104,874	149,937
Non-recourse land seller debt or other debt	26,341	26,391
Non-recourse debt with completion guarantees	476,650	441,770
Non-recourse debt without completion guarantees	109,141	233,829
Non-recourse debt to the Company	717,006	851,927
Total debt	$783,844	960,627
The Company’s maximum recourse exposure as a % of total JV debt	9%	11%

(4)	Equity and Comprehensive Earnings (Loss)
The following table reflects the changes in equity attributable to both Lennar Corporation and the noncontrolling interests of its consolidated subsidiaries in which it has less than a 100% ownership interest for both the nine months ended August 31, 2012 and 2011:

		Stockholders’ Equity
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Treasury Stock	Retained Earnings	Noncontrolling Interests
Balance at November 30, 2011	$3,303,525	16,910	3,298	2,341,079	(621,220)	956,401	607,057
Net earnings (including net loss attributable to noncontrolling interests)	533,812	—	—	—	—	554,780	(20,968)
Employee stock and directors plans	18,949	212	—	13,215	5,522	—	—
Tax benefit from employee stock plans and vesting of restricted stock	2,479	—	—	2,479	—	—	—
Amortization of restricted stock	21,801	—	—	21,801	—	—	—
Cash dividends	(22,755)	—	—	—	—	(22,755)	—
Receipts related to noncontrolling interests	1,046	—	—	—	—	—	1,046
Payments related to noncontrolling interests	(480)	—	—	—	—	—	(480)
Balance at August 31, 2012	$3,858,377	17,122	3,298	2,378,574	(615,698)	1,488,426	586,655

		Stockholders’ Equity
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Treasury Stock	Retained Earnings	Noncontrolling Interests
Balance at November 30, 2010	$3,194,383	16,701	3,297	2,310,339	(615,496)	894,108	585,434
Net earnings (including net earnings attributable to noncontrolling interests)	87,073	—	—	—	—	61,921	25,152
Employee stock and directors plans	9,045	39	1	9,034	(29)	—	—
Amortization of restricted stock	13,001	—	—	13,001	—	—	—
Cash dividends	(22,425)	—	—	—	—	(22,425)	—
Receipts related to noncontrolling interests	5,765	—	—	—	—	—	5,765
Payments related to noncontrolling interests	(7,087)	—	—	—	—	—	(7,087)
Lennar Homebuilding non-cash consolidations	532	—	—	—	—	—	532
Balance at August 31, 2011	$3,280,287	16,740	3,298	2,332,374	(615,525)	933,604	609,796
Comprehensive earnings attributable to Lennar for both the three and nine months ended August 31, 2012 and 2011 was the same as net earnings attributable to Lennar. Comprehensive earnings (loss) attributable to noncontrolling interests for both the three and nine months ended August 31, 2012 and 2011 was the same as net earnings (loss) attributable to noncontrolling interests.
The Company has a stock repurchase program which permits the purchase of up to 20 million shares of its outstanding common stock. During both the three and nine months ended August 31, 2012 and 2011, there were no repurchases of common stock under the stock repurchase program. As of August 31, 2012, 6.2 million shares of common stock can be repurchased in the future under the program.
During three months ended August 31, 2012, treasury stock had no change in Class A common shares. During the nine months ended August 31, 2012, treasury stock decreased by 0.3 million Class A common shares due to activity related to the Company's equity compensation plan.

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
During the nine months ended August 31, 2012, the Company concluded that it was more likely than not that the majority of its deferred tax assets would be utilized. This conclusion was based on a detailed evaluation of all relevant evidence, both positive and negative, including such factors as ten consecutive quarters of earnings, the expectation of continued earnings and signs of recovery in the housing markets the Company operates in. Accordingly, the Company reversed $447.0 million of its valuation allowance against its deferred tax assets. After the reversal, the Company had a valuation allowance of $133.3 million against its deferred tax assets as of August 31, 2012. The Company's deferred tax assets, net, were $422.4 million at August 31, 2012 of which $428.8 million were deferred tax assets included in Lennar Homebuilding's other assets on the Company's condensed consolidated balance sheets and $6.4 million were deferred tax liabilities included in Lennar Financial Services segment's liabilities on the Company's condensed consolidated balance sheets. The valuation allowance against the Company’s deferred tax assets was $576.9 million at November 30, 2011. In accordance with GAAP, when a change in a valuation allowance is recognized as a result of a change in judgment in an interim period, a portion of the valuation allowance to be reversed needs to be spread over remaining interim periods. Additionally, a valuation allowance remains on some of the Company's state net operating loss carryforwards that are not more likely than not to be utilized at this time due to an inability to carry back these losses in most states and short carryforward periods that exist in certain states. In future periods, the remaining allowance could be reversed if additional sufficient positive evidence is present indicating that it is more likely than not that a portion or all of the Company's remaining deferred tax assets will be realized.
During the three months ended August 31, 2012, the Company concluded that it was more likely than not that a portion of its state deferred tax assets would be utilized. This conclusion was based on additional positive evidence including actual and forecasted earnings. Accordingly, during the three months ended August 31, 2012, the Company reversed $35.4 million of its valuation allowance against its state deferred tax assets and $8.6 million of its valuation allowance that was previously maintained to be utilized in the remaining interim periods of 2012. This reversal was partially offset by a tax provision of $31.2 million primarily related to pre-tax earnings during the three months ended August 31, 2012. Therefore, the Company had a $12.8 million net benefit for income taxes during the three months ended August 31, 2012. During the nine months ended August 31, 2012, the Company recorded a tax benefit of $416.6 million, primarily related to the reversal of the Company's valuation allowance. During the three months ended August 31, 2011, the Company recorded a provision for income taxes of $0.6 million, primarily related to interest accrued for income taxes. During the nine months ended August 31, 2011, the Company recorded a tax benefit of $0.9 million, primarily related to the resolution of issues with certain taxing authorities.
At August 31, 2012 and November 30, 2011, the Company had $12.3 million and $36.7 million of gross unrecognized tax benefits. If the Company were to recognize its gross unrecognized tax benefits as of August 31, 2012, $5.5 million would affect the Company’s effective tax rate. The Company expects the total amount of unrecognized tax benefits to decrease by $3.8 million within twelve months as a result of settlements with various taxing authorities.
During the nine months ended August 31, 2012, the Company’s gross unrecognized tax benefits decreased by $24.4 million primarily as a result of the resolution of an IRS examination, which included a settlement for certain losses carried back to prior years and the settlement of certain tax accounting method items. The decrease in gross unrecognized tax benefits reduced the Company’s effective tax rate from (300.83%) to (301.55%). As a result of the partial reversal of the valuation allowance against the Company's deferred tax assets, the effective tax rate is not reflective of the Company's historical tax rate.
At August 31, 2012, the Company had $23.9 million accrued for interest and penalties, of which $3.3 million and $5.3 million, respectively, was recorded during the three and nine months ended August 31, 2012. During the three and nine months ended August 31, 2012, the accrual for interest and penalties was reduced by $0.1 million and $1.4 million as a result of the payment of interest due to the settlement of an IRS examination and various state issues. At November 30, 2011, the Company had $20.0 million accrued for interest and penalties.
The IRS is currently examining the Company’s federal income tax returns for fiscal years 2009 through 2011, and certain state taxing authorities are examining various fiscal years. The final outcome of these examinations is not yet determinable. The statute of limitations for the Company’s major tax jurisdictions remains open for examination for fiscal year 2005 and subsequent years. The Company participates in an IRS examination program, Compliance Assurance Process, "CAP." This program operates as a contemporaneous exam throughout the year in order to keep exam cycles current and achieve a higher level of compliance.

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
Basic and diluted earnings per share were calculated as follows:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands, except per share amounts)	2012	2011	2012	2011
Numerator:
Net earnings attributable to Lennar	$87,109	20,730	554,780	61,921
Less: distributed earnings allocated to nonvested shares	151	94	378	288
Less: undistributed earnings allocated to nonvested shares	1,378	164	8,411	504
Numerator for basic earnings per share	85,580	20,472	545,991	61,129
Plus: interest on 2.00% convertible senior notes due 2020 and 3.25% convertible senior notes due 2021	2,710	871	8,504	2,614
Plus: undistributed earnings allocated to convertible shares	1,378	164	8,411	503
Less: undistributed earnings reallocated to convertible shares	1,215	166	7,352	508
Numerator for diluted earnings per share	$88,453	21,341	555,554	63,738
Denominator:
Denominator for basic earnings per share - weighted average common shares outstanding	186,761	184,665	186,397	184,480
Effect of dilutive securities:
Shared based payments	1,087	482	1,015	620
Convertible senior notes	31,732	10,005	29,723	10,005
Denominator for diluted earnings per share - weighted average common shares outstanding	219,580	195,152	217,135	195,105
Basic earnings per share	$0.46	0.11	2.93	0.33
Diluted earnings per share	$0.40	0.11	2.56	0.33
For the three months ended August 31, 2012, there were no options to purchase shares of Class A stock that were outstanding and anti-dilutive. For three months ended August 31, 2011, options to purchase 0.7 million shares of Class A stock were outstanding and anti-dilutive. Options to purchase 0.3 million and 1.2 million shares, respectively, in total of Class A and Class B common stock were outstanding and anti-dilutive for the nine months ended August 31, 2012 and 2011.

(7)	Lennar Financial Services Segment
The assets and liabilities related to the Lennar Financial Services segment were as follows:

(In thousands)	August 31, 2012	November 30, 2011
Assets:
Cash and cash equivalents	$80,475	55,454
Restricted cash	12,682	16,319
Receivables, net (1)	131,293	220,546
Loans held-for-sale (2)	421,840	303,780
Loans held-for-investment, net	21,672	24,262
Investments held-to-maturity	33,366	48,860
Goodwill	34,046	34,046
Other (3)	44,063	36,488
	$779,437	739,755
Liabilities:
Notes and other debts payable	$357,713	410,134
Other (4)	166,592	152,601
	$524,305	562,735

(1)	Receivables, net primarily relate to loans sold to investors for which the Company had not yet been paid as of August 31, 2012 and November 30, 2011, respectively.

(2)	Loans held-for-sale relate to unsold loans carried at fair value.

(3)	Other assets include mortgage loan commitments carried at fair value of $11.7 million and $4.2 million, respectively, as of August 31, 2012 and November 30, 2011.

(4)
Other liabilities include $79.1 million and $75.4 million, respectively, as of August 31, 2012 and November 30, 2011, of certain of the Company’s self-insurance reserves related to general liability and workers’ compensation. Other liabilities also include forward contracts carried at fair value of $4.0 million and $1.4 million, respectively, as of August 31, 2012 and November 30, 2011.

At August 31, 2012, the Lennar Financial Services segment had a 364-day warehouse repurchase facility with a maximum aggregate commitment of $100 million and an additional uncommitted amount of $50 million that matures in February 2013, a 364-day warehouse repurchase facility with a maximum aggregate commitment of $150 million that matures in June 2013, and another 364-day warehouse repurchase facility with a maximum aggregate commitment of $200 million that matures in July 2013. As of August 31, 2012, the maximum aggregate commitment and uncommitted amount under these facilities totaled $450 million and $50 million, respectively.
The Lennar Financial Services segment uses these facilities to finance its lending activities until the mortgage loans are sold to investors and expects the facilities to be renewed or replaced with other facilities when they mature. Borrowings under the facilities were $357.7 million and $410.1 million, respectively, at August 31, 2012 and November 30, 2011, and were collateralized by mortgage loans and receivables on loans sold to investors but not yet paid for with outstanding principal balances of $383.2 million and $431.6 million, respectively, at August 31, 2012 and November 30, 2011. If the facilities are not renewed, the borrowings under the lines of credit will be paid off by selling the mortgage loans held-for-sale to investors and by collecting on receivables on loans sold but not yet paid. Without the facilities, the Lennar Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities.
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

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2012	2011	2012	2011
Loan origination liabilities, beginning of period	$6,198	9,951	6,050	9,872
Provision for losses during the period	165	118	380	247
Adjustments to pre-existing provisions for losses from changes in estimates	—	—	253	(50)
Payments/settlements (1)	(209)	(3,174)	(529)	(3,174)
Loan origination liabilities, end of period	$6,154	6,895	6,154	6,895

(1)
Payments/settlements during the three months ended August 31, 2011 include a settlement the Company paid to one of its largest investors, which settled all outstanding and potential future repurchase demands related to originations sold to them prior to 2009.

For Lennar Financial Services loans held-for-investment, net, a loan is deemed impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Interest income is not accrued or recognized on impaired loans unless payment is received. Impaired loans are written-off if and when the loan is no longer secured by collateral. The total unpaid principal balance of the impaired loans as of August 31, 2012 and November 30, 2011 was $7.4 million and $8.8 million, respectively. At August 31, 2012, the recorded investment in the impaired loans with a valuation allowance was $2.7 million, net of an allowance of $4.7 million. At November 30, 2011, the recorded investment in the impaired loans with a valuation allowance was $3.7 million, net of an allowance of $5.1 million. The average recorded investment in impaired loans totaled $3.0 million and $3.2 million, respectively, for the three and nine months ended August 31, 2012. The average recorded investment in impaired loans totaled $3.8 million and $4.0 million, respectively, for the three and nine months ended August 31, 2011.

(8)	Rialto Investments Segment
The assets and liabilities related to the Rialto segment were as follows:

(In thousands)	August 31, 2012	November 30, 2011
Assets:
Cash and cash equivalents	$72,679	83,938
Defeasance cash to retire notes payable	185,975	219,386
Loans receivable, net	496,802	713,354
Real estate owned - held-for-sale	115,718	143,677
Real estate owned - held-and-used, net	647,227	582,111
Investments in unconsolidated entities	101,668	124,712
Investments held-to-maturity	14,771	14,096
Other	39,552	15,874
	$1,674,392	1,897,148
Liabilities:
Notes payable	$594,813	765,541
Other	19,577	30,579
	$614,390	796,120

Rialto’s operating earnings (loss) were as follows:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2012	2011	2012	2011
Revenues	$37,194	42,065	102,874	118,283
Costs and expenses	46,396	33,562	109,964	94,184
Rialto Investments equity in earnings (loss) from unconsolidated entities	13,551	(6,505)	37,578	(4,953)
Rialto Investments other income (expense), net	(10,063)	9,743	(23,675)	38,275
Operating earnings (loss) (1)	$(5,714)	11,741	6,813	57,421

(1)
Operating earnings (loss) for the three and nine months ended August 31, 2012 include net loss attributable to noncontrolling interests of $13.4 million and $14.6 million, respectively. Operating earnings (loss) for the three and nine months ended August 31, 2011 include net earnings attributable to noncontrolling interests of $6.1 million and $30.9 million, respectively.

Loans Receivable
In February 2010, the Rialto segment acquired indirectly 40% managing member equity interests in two limited liability companies (“LLCs”), in partnership with the FDIC. The LLCs hold performing and non-performing loans formerly owned by 22 failed financial institutions and when the Rialto segment acquired its interests in the LLCs, the two portfolios consisted of approximately 5,500 distressed residential and commercial real estate loans (“FDIC Portfolios”). The FDIC retained 60% equity interests in the LLCs and provided $626.9 million of financing with 0% interest, which is non-recourse to the Company and the LLCs. As of August 31, 2012 and November 30, 2011, the notes payable balance was $470.0 million and $626.9 million, respectively; however, as of August 31, 2012 and November 30, 2011, $186.0 million and $219.4 million, respectively, of cash collections on loans in excess of expenses were deposited in a defeasance account, established for the repayment of the notes payable, under the agreement with the FDIC. The funds in the defeasance account are being and will be used to retire the notes payable upon their maturity. During the nine months ended August 31, 2012, the LLCs retired $156.9 million principal amount of the notes payable under the agreement with the FDIC through the defeasance account.
The LLCs met the accounting definition of VIEs and since the Company was determined to be the primary beneficiary, the Company consolidated the LLCs. At August 31, 2012, these consolidated LLCs had total combined assets and liabilities of $1.2 billion and $0.5 billion, respectively. At November 30, 2011, these consolidated LLCs had total combined assets and liabilities of $1.4 billion and $0.7 billion, respectively.
In September 2010, the Rialto segment acquired approximately 400 distressed residential and commercial real estate loans (“Bank Portfolios”) and over 300 REO properties from three financial institutions. The Company paid $310 million for the distressed real estate and real estate related assets of which $124 million was financed through a 5-year senior unsecured note provided by one of the selling institutions. During the nine months ended August 31, 2012, the Company retired $13 million principal amount of the 5-year senior unsecured note.
The following table displays the loans receivable by aggregate collateral type:

(In thousands)	August 31, 2012	November 30, 2011
Land	$249,065	348,234
Single family homes	105,273	152,265
Commercial properties	96,959	172,799
Multi-family homes	23,186	28,108
Other	22,319	11,948
Loans receivable	$496,802	713,354

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
The outstanding balance and carrying value of loans accounted for under ASC 310-30 was as follows:

(In thousands)	August 31, 2012	November 30, 2011
Outstanding principal balance	$903,402	1,331,094
Carrying value	$446,216	639,642
The activity in the accretable yield for the FDIC Portfolios and Bank Portfolios during the nine months ended August 31, 2012 and 2011were as follows:

(In thousands)	August 31, 2012	August 31, 2011
Accretable yield, beginning of period	$209,480	396,311
Additions	43,306	16,173
Deletions	(71,830)	(72,864)
Accretions	(58,108)	(87,549)
Accretable yield, end of period	$122,848	252,071
Additions primarily represent reclasses from nonaccretable yield to accretable yield on the portfolios. Deletions represent loan impairments and disposal of loans, which includes foreclosure of underlying collateral and result in the removal of the loans from the accretable yield portfolios.
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
The following tables represent nonaccrual loans in the FDIC Portfolios and Bank Portfolios accounted for under ASC 310-10 aggregated by collateral type:
August 31, 2012

		Recorded Investment
(In thousands)	Unpaid Principal Balance	With Allowance	Without Allowance	Total Recorded Investment
Land	$28,682	4,203	5,365	9,568
Single family homes	24,357	2,217	11,744	13,961
Commercial properties	35,996	919	20,992	21,911
Multi-family homes	10,928	—	5,146	5,146
Loans receivable	$99,963	7,339	43,247	50,586

November 30, 2011

		Recorded Investment
(In thousands)	Unpaid Principal Balance	With Allowance	Without Allowance	Total Recorded Investment
Land	$75,557	—	24,692	24,692
Single family homes	55,377	1,956	13,235	15,191
Commercial properties	48,293	2,660	24,434	27,094
Multi-family homes	16,750	—	6,735	6,735
Other	405	—	—	—
Loans receivable	$196,382	4,616	69,096	73,712
The average recorded investment in impaired loans totaled approximately $62 million and $183 million, respectively, for the nine months ended August 31, 2012 and 2011.
The loans receivable portfolios consist of loans acquired at a discount. Based on the nature of these loans, the portfolios are managed by assessing the risks related to the likelihood of collection of payments from borrowers and guarantors, as well as monitoring the value of the underlying collateral. The following are the risk categories for the loans receivable portfolios:
Accrual — Loans in which forecasted cash flows under the loan agreement, as it might be modified from time to time, can be reasonably estimated at the date of acquisition. The risk associated with loans in this category relates to the possible default by the borrower with respect to principal and interest payments and the possible decline in value of the underlying collateral and thus, both could cause a decline in the forecasted cash flows used to determine accretable yield income and the recognition of an impairment through an allowance for loan losses. As of August 31, 2012, the Company had an allowance on these loans of $14.1 million. During both the three and nine months ended August 31, 2012, the Company recorded $17.1 million of provision for loan losses offset by charge-offs of $3.0 million upon foreclosure of the loans. As of November 30, 2011, the Company did not have an allowance for losses against accrual loans.
Nonaccrual — Loans in which forecasted principal and interest could not be reasonably estimated at the date of acquisition. Although the Company believes the recorded investment balance will ultimately be realized, the risk of nonaccrual loans relates to a decline in the value of the collateral securing the outstanding obligation and the recognition of an impairment through an allowance for loan losses if the recorded investment in the loan exceeds the fair value of the collateral less estimated cost to sell. As of August 31, 2012 and November 30, 2011, the Company had an allowance on these loans of $3.0 million and $0.8 million, respectively. During the three months ended August 31, 2012 and 2011, the Company recorded $3.2 million and $5.2 million, respectively, of provision for loan losses offset by charge-offs of $0.4 million and $5.2 million, respectively, upon foreclosure of the loans. During the nine months ended August 31, 2012 and 2011, the Company recorded $5.5 million and $12.1 million, respectively, of provision for loan losses offset by charge-offs of $3.3 million and $12.1 million, respectively, upon foreclosure of the loans.
Accrual and nonaccrual loans receivable by risk categories were as follows:
August 31, 2012

(In thousands)	Accrual	Nonaccrual	Total
Land	$239,497	9,568	249,065
Single family homes	91,312	13,961	105,273
Commercial properties	75,048	21,911	96,959
Multi-family homes	18,040	5,146	23,186
Other	22,319	—	22,319
Loans receivable	$446,216	50,586	496,802

November 30, 2011

(In thousands)	Accrual	Nonaccrual	Total
Land	$323,542	24,692	348,234
Single family homes	137,074	15,191	152,265
Commercial properties	145,705	27,094	172,799
Multi-family homes	21,373	6,735	28,108
Other	11,948	—	11,948
Loans receivable	$639,642	73,712	713,354
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
The following tables present the activity in REO:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2012	2011	2012	2011
REO - held-for-sale, beginning of period	$113,115	514,249	143,677	250,286
Additions	6,428	125,881	7,783	406,090
Improvements	1,439	7,250	7,438	15,484
Sales	(27,956)	(31,700)	(110,010)	(52,254)
Impairments	(810)	—	(2,432)	—
Transfers to Lennar Homebuilding	(7,431)	—	(11,335)	(3,926)
Transfers to/from held-and-used, net (1)	30,933	—	80,597	—
REO - held-for-sale, end of period	$115,718	615,680	115,718	615,680

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2012	2011	2012	2011
REO - held-and-used, net, beginning of period	$634,401	16,467	582,111	7,818
Additions	44,958	35,246	154,633	43,980
Improvements	2,070	—	2,850	—
Sales	—	—	(981)	—
Impairments	(1,880)	—	(5,153)	—
Depreciation	(1,389)	(61)	(5,636)	(146)
Transfers to/from held-for-sale (1)	(30,933)	—	(80,597)	—
REO - held-and-used, net, end of period	$647,227	51,652	647,227	51,652

(1)
During the three and nine months ended August 31, 2012, the Rialto segment transferred certain properties to/from REO held-and-used, net to/from REO held-for-sale as a result of changes in the disposition strategy of the real estate assets.

For the three and nine months ended August 31, 2012, the Company recorded $2.5 million and $10.9 million, respectively, of gains from sales of REO. For the three and nine months ended August 31, 2011, the Company recorded $2.7 million and $3.0 million, respectively, of gains from sales of REO. For the three and nine months ended August 31, 2012, the Company recorded gains (losses) of ($2.0) million and $1.7 million, respectively, from acquisitions of REO through foreclosure. For the three and nine months ended August 31, 2011, the Company recorded $18.9 million and $53.9 million, respectively, of gains from acquisitions of REO through foreclosure. These gains (losses) are recorded in Rialto Investments other income (expense), net.
Investments
In 2010, the Rialto segment invested in approximately $43 million of non-investment grade commercial mortgage-backed securities (“CMBS”) for $19.4 million, representing a 55% discount to par value. The CMBS have a stated and assumed final distribution date of November 2020 and a stated maturity date of October 2057. The Rialto segment reviews changes in estimated cash flows periodically, to determine if other-than-temporary impairment has occurred on its investment securities. Based on the Rialto segment’s assessment, no impairment charges were recorded during both the three and nine months ended August 31, 2012 and 2011. During the nine months ended August 31, 2011, the Rialto segment sold a portion of its CMBS for $11.1 million, resulting in a gain on sale of CMBS of $4.7 million. The carrying value of the investment securities at August 31, 2012 and November 30, 2011, was $14.8 million and $14.1 million, respectively. The Rialto segment classified these securities as held-to-maturity based on its intent and ability to hold the securities until maturity.
In addition to the acquisition and management of the FDIC Portfolios and Bank Portfolios, an affiliate in the Rialto segment is a sub-advisor to the AllianceBernstein L.P. (“AB”) fund formed under the Federal government’s Public-Private Investment Program (“PPIP”) to purchase real estate related securities from banks and other financial institutions. The sub-advisor receives management fees for sub-advisory services. The Company committed to invest $75 million, of the total equity commitments of approximately $1.2 billion made by private investors in this fund and the U.S. Treasury committed to a matching amount of approximately $1.2 billion of equity in the fund, as well as agreed to extend up to approximately $2.3 billion of debt financing. During the nine months ended August 31, 2012, the Company contributed $1.9 million. and received distributions of $75.6 million. During the three months ended August 31, 2012, the AB PPIP fund started unwinding its operations and as a result the Company received $71.5 million in distributions. The Company also earned $8.1 million in fees from the segment's role as a sub-advisor to the AB PPIP fund, which were included in the Rialto Investments revenue. As of August 31, 2012 and November 30, 2011, the carrying value of the Company’s investment in the AB PPIP fund was $12.5 million and $65.2 million, respectively. Monetization of the remaining securities in the AB PPIP fund is being finalized and liquidating distributions are expected during the fourth quarter of 2012.
In 2010, the Rialto segment completed its first closing of a real estate investment fund (the “Fund”) with initial equity commitments of approximately $300 million (including $75 million committed by the Company, of which the remaining outstanding commitment as of August 31, 2012 was $14.8 million). The Fund was determined to have the attributes of an investment company in accordance with ASC 946, Financial Services – Investment Companies, the attributes of which are different from the attributes that would cause a company to be an investment company for purposes of the Investment Company Act of 1940. As a result, the Fund’s assets and liabilities are recorded at fair value with increases/decreases in fair value recorded in the statement of operations of the Fund, the Company’s share of which are recorded in the Rialto Investments equity in earnings from unconsolidated entities financial statement line item.
As of August 31, 2012, the equity commitments of the Fund were $700 million (including the $75 million committed by the Company). During the three and nine months ended August 31, 2012, the Company contributed $8.8 million and $26.8 million, respectively, to the Fund. Of the total contributions during the nine months ended August 31, 2012, $13.9 million was distributed back to the Company as a return of capital contributions due to a securitization within the Fund. As of August 31, 2012 and November 30, 2011, the carrying value of the Company’s investment in the Fund was $79.8 million and $50.1 million, respectively. For the three and nine months ended August 31, 2012, the Company’s share of earnings from the Fund was $6.2 million and $16.8 million, respectively. For the three and nine months ended August 31, 2011, the Company's share of earnings from the Fund was $1.3 million and $0.9 million, respectively.
Additionally, another subsidiary in the Rialto segment has approximately a 5% investment in a service and infrastructure provider to the residential home loan market (the “Servicer Provider”), which provides services to the consolidated LLCs, among others. As of August 31, 2012 and November 30, 2011, the carrying value of the Company’s investment in the Servicer Provider was $8.7 million and $8.8 million, respectively.
Summarized condensed financial information on a combined 100% basis related to Rialto’s investments in unconsolidated entities that are accounted for by the equity method was as follows:
Balance Sheets

(In thousands)	August 31, 2012	November 30, 2011
Assets (1):
Cash and cash equivalents	$192,212	60,936
Loans receivable	392,251	274,213
Real estate owned	147,306	47,204
Investment securities	712,636	4,336,418
Other assets	200,760	171,196
	$1,645,165	4,889,967
Liabilities and equity (1):
Accounts payable and other liabilities	$116,946	320,353
Notes payable	160,310	40,877
Partner loans	163,516	137,820
Debt due to the U.S. Treasury	—	2,044,950
Equity	1,204,393	2,345,967
	$1,645,165	4,889,967

(1)
During the three months ended August 31, 2012, the AB PPIP fund started unwinding its operations by selling its investments. Therefore, the assets of the Rialto Investments unconsolidated entities decreased significantly from November 30, 2011 to August 31, 2012. Monetization of the remaining securities in the AB PPIP fund is being finalized and liquidating distributions are expected during the fourth quarter of 2012.

Statements of Operations

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2012	2011	2012	2011
Revenues	$115,800	122,153	357,328	355,085
Costs and expenses	75,233	53,183	178,414	139,699
Other income (expense), net (1)	366,696	(303,141)	670,471	(382,271)
Net earnings (loss) of unconsolidated entities	$407,263	(234,171)	849,385	(166,885)
Rialto Investments equity in earnings (loss) from unconsolidated entities	$13,551	(6,505)	37,578	(4,953)

(1)
Other income (expense), net, for the three and nine months ended August 31, 2012 includes the AB PPIP Fund's mark-to-market unrealized gains and unrealized losses, as well as realized gains from the sale of investments in the portfolio underlying the AB PPIP fund, all of which the Company’s portion is a small percentage. Other income (expense), net, for the three and nine months ended August 31, 2011 includes the AB PPIP Fund’s mark-to-market unrealized gains and unrealized losses, of which the Company’s portion is a small percentage.

(9)	Lennar Homebuilding Cash and Cash Equivalents
Cash and cash equivalents as of August 31, 2012 and November 30, 2011 included $121.6 million and $26.1 million, respectively, of cash held in escrow for approximately three days.

(10)	Lennar Homebuilding Restricted Cash
Restricted cash consists of customer deposits on home sales held in restricted accounts until title transfers to the homebuyer, as required by the state and local governments in which the homes were sold.

(11)	Lennar Homebuilding Senior Notes and Other Debts Payable

(Dollars in thousands)	August 31, 2012	November 30, 2011
5.95% senior notes due 2013	$62,920	266,855
5.50% senior notes due 2014	249,128	248,967
5.60% senior notes due 2015	500,769	500,999
6.50% senior notes due 2016	249,851	249,819
4.75% senior notes due 2017	400,000	—
12.25% senior notes due 2017	394,457	393,700
6.95% senior notes due 2018	247,873	247,598
2.00% convertible senior notes due 2020	276,500	276,500
2.75% convertible senior notes due 2020	398,390	388,417
3.25% convertible senior notes due 2021	400,000	350,000
Mortgages notes on land and other debt	491,707	439,904
	$3,671,595	3,362,759

At August 31, 2012, the Company had a $150 million Letter of Credit and Reimbursement Agreement ("LC Agreement") with certain financial institutions, which may be increased to $200 million, but for which there are currently no commitments for the additional $50 million. At August 31, 2012, the Company also had a $50 million Letter of Credit and Reimbursement Agreement with certain financial institutions that had a $50 million accordion feature for which there are currently no commitments, and a $200 million Letter of Credit Facility with a financial institution. Additionally, in May 2012, the Company entered into a 3-year unsecured revolving credit facility (the "Credit Facility") with certain financial institutions that expires in May 2015. As of August 31, 2012, the maximum aggregate commitment under the Credit Facility was $525 million, of which $440 million is committed and $85 million is available through an accordion feature, subject to additional commitments. Subsequent to August 31, 2012, the committed amount under the Credit Facility was increased to $500 million. As of August 31, 2012, the Company had no outstanding borrowings under the Credit Facility. The Company believes it was in compliance with its debt covenants at August 31, 2012.
The Company’s performance letters of credit outstanding were $100.3 million and $68.0 million, respectively, at August 31, 2012 and November 30, 2011. The Company’s financial letters of credit outstanding were $201.2 million and $199.3 million, respectively, at August 31, 2012 and November 30, 2011. Performance letters of credit are generally posted with regulatory bodies to guarantee the Company’s performance of certain development and construction activities, and financial letters of credit are generally posted in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral. Additionally, at August 31, 2012, the Company had outstanding performance and surety bonds related to site improvements at various projects (including certain projects in the Company’s joint ventures) of $591.2 million. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all development and construction activities are completed. As of August 31, 2012, there were approximately $319.9 million, or 54%, of anticipated future costs to complete related to these site improvements. The Company does not presently anticipate any draws upon these bonds, but if any such draws occur, the Company does not believe they would have a material effect on its financial position, results of operations or cash flows.
In the three months ended August 31, 2012, the Company issued $400 million aggregate principal amount of 4.75% senior notes due 2017 (the "4.75% Senior Notes") at a price of 100% in a private placement. Proceeds from the offering, after payment of expenses, were $396.2 million. The Company used a portion of the net proceeds of the sale of the 4.75% Senior Notes to fund purchases pursuant to its tender offer for its 5.95% senior notes due 2013 ("5.95% Senior Notes"). The Company will use the remaining net proceeds of the sale of the 4.75% Senior Notes for working capital and general corporate purposes. Interest on the 4.75% Senior Notes is due semi-annually beginning October 15, 2012. The 4.75% Senior Notes are unsecured and unsubordinated, but are guaranteed by substantially all of the Company's wholly owned homebuilding subsidiaries. At August 31, 2012, the carrying amount of the 4.75% Senior Notes was $400.0 million.
During the three months ended August 31, 2012, the Company repurchased $204.7 million aggregate principal amount of its 5.95% Senior Notes through a tender offer that ran from July 17, 2012 through August 14, 2012, resulting in a pre-tax loss of $6.5 million, included in Lennar Homebuilding other income (expense), net.
In November 2011, the Company issued $350.0 million aggregate principal amount of 3.25% convertible senior notes due 2021 (the “3.25% Convertible Senior Notes”). During the three months ended February 29, 2012, the initial purchasers of the 3.25% Convertible Senior Notes purchased an additional $50 million aggregate principal amount to cover over-allotments. At August 31, 2012 and November 30, 2011, the carrying and principal amount of the 3.25% Convertible Senior Notes was $400.0 million and $350.0 million, respectively. The 3.25% Convertible Senior Notes are convertible into shares of Class A common stock at any time prior to maturity or redemption at the initial conversion rate of 42.5555 shares of Class A common stock per $1,000 principal amount of the 3.25% Convertible Senior Notes or 17,022,200 Class A common shares if all the 3.25% Convertible Senior Notes are converted, which is equivalent to an initial conversion price of approximately $23.50 per share of Class A common stock, subject to anti-dilution adjustments. The shares are included in the calculation of diluted earnings per share. Holders of the 3.25% Convertible Senior Notes have the right to require the Company to repurchase them for cash equal to 100% of their principal amount, plus accrued but unpaid interest on November 15, 2016. The Company has the right to redeem the 3.25% Convertible Senior Notes at any time on or after November 20, 2016 for 100% of their principal amount, plus accrued but unpaid interest.
The 2.75% convertible senior notes due 2020 (the “2.75% Convertible Senior Notes”) are convertible into cash, shares of Class A common stock or a combination of both, at the Company’s election. However, it is the Company’s intent to settle the face value of the 2.75% Convertible Senior Notes in cash. Prior to the second quarter of 2012, the shares were not historically included in the calculation of diluted earnings per share primarily because it is the Company’s intent to settle the face value of the 2.75% Convertible Senior Notes in cash and the Company's volume weighted average stock price did not exceed the conversion price. However, the Company’s volume weighted average stock price for the three months ended August 31, 2012 was $28.88, which exceeded the conversion price, thus 4.7 million shares were included in the calculation of diluted earnings per share. For the nine months ended August 31, 2012, 2.7 million shares were included in the calculation of diluted earnings per share. Holders may convert the 2.75% Convertible Senior Notes at the initial conversion rate of 45.1794 shares of Class A common stock per $1,000 principal amount or 20,150,012 Class A common shares if all the 2.75% Convertible Senior Notes are converted, which is equivalent to an initial conversion price of approximately $22.13 per share of Class A common stock. Holders of the 2.75% Convertible Senior Notes have the right to require the Company to repurchase them for cash equal to 100% of their principal amount, plus accrued but unpaid interest, on December 15, 2015. The Company has the right to redeem the 2.75% Convertible Senior Notes at any time on or after December 20, 2015 for 100% of their principal amount, plus accrued but unpaid interest.
Certain provisions under ASC 470, Debt, require the issuer of certain convertible debt instruments that may be settled in cash on conversion to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. The Company has applied these provisions to its 2.75% Convertible Senior Notes. At both August 31, 2012 and November 30, 2011, the principal amount of the 2.75% Convertible Senior Notes was $446.0 million. At August 31, 2012 and November 30, 2011, the carrying amount of the equity component included in stockholders’ equity was $47.6 million and $57.6 million, respectively, and the net carrying amount of the 2.75% Convertible Senior Notes included in Lennar Homebuilding senior notes and other debts payable was $398.4 million and $388.4 million, respectively.
The 2.00% convertible senior notes due 2020 (the “2.00% Convertible Senior Notes”) are convertible into shares of Class A common stock at the initial conversion rate of 36.1827 shares of Class A common stock per $1,000 principal amount of the 2.00% Convertible Senior Notes or 10,004,517 Class A common shares if all the 2.00% Convertible Senior Notes are converted, which is equivalent to an initial conversion price of approximately $27.64 per share of Class A common stock, subject to anti-dilution adjustments. The shares are included in the calculation of diluted earnings per share. At both August 31, 2012 and November 30, 2011, the carrying and principal amount of the 2.00% Convertible Senior Notes was $276.5 million. Holders of the 2.00% Convertible Senior Notes have the right to require the Company to repurchase them for cash equal to 100% of their principal amount , plus accrued but unpaid interest, on each of December 1, 2013 and December 1, 2015. The Company has the right to redeem the 2.00% Convertible Senior Notes at any time on or after December 1, 2013 for 100% of their principal amount, plus accrued but unpaid interest.

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

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2012	2011	2012	2011
Warranty reserve, beginning of period	$84,488	91,177	88,120	109,179
Warranties issued during the period	9,469	7,070	24,430	18,408
Adjustments to pre-existing warranties from changes in estimates	766	4,894	5,813	4,856
Payments	(9,942)	(11,234)	(33,582)	(40,536)
Warranty reserve, end of period	$84,781	91,907	84,781	91,907
As of August 31, 2012, the Company has identified approximately 1,000 homes delivered in Florida primarily during its 2006 and 2007 fiscal years that are confirmed to have had defective Chinese drywall and resulting damage. This represents a small percentage of homes the Company delivered nationally (1.2%) during those fiscal years. Defective Chinese drywall is an industry-wide issue as other homebuilders have publicly disclosed that they have experienced similar issues with defective Chinese drywall. Based on its efforts to date, the Company has not identified defective Chinese drywall in homes delivered by the Company outside of Florida. The Company has replaced defective Chinese drywall when it has been found in homes the Company has built.
Through August 31, 2012, the Company has accrued $82.2 million of warranty reserves related to homes confirmed as having defective Chinese drywall, as well as an estimate for homes not yet inspected that may contain Chinese drywall. There were no additional amounts accrued during either the three or nine months ended August 31, 2012. As of August 31, 2012 and November 30, 2011, the warranty reserve related to Chinese drywall, net of payments, was $3.9 million and $9.1 million, respectively. The Company has received, and continues to seek, reimbursement from its subcontractors, insurers and others for costs the Company has incurred or expects to incur to investigate and repair defective Chinese drywall and resulting damage. During the three and nine months ended August 31, 2012, the Company received payments of $0.6 million and $0.9 million, respectively, through third party recoveries relative to the costs it has incurred and expects to incur remedying the homes confirmed and estimated to have defective Chinese drywall and resulting damage. During the three and nine months ended August 31, 2011, the Company received payments of $0.9 million and $3.3 million, respectively, through third party recoveries relative to the costs it has incurred and expects to incur remedying the homes confirmed and estimated to have defective Chinese drywall and resulting damage.

(13)	Share-Based Payment
During the three months ended August 31, 2012, the Company did not grant any stock options and issued 1.2 million nonvested shares. During the nine months ended August 31, 2012, the Company granted an immaterial number of stock options and issued 1.3 million nonvested shares. During both the three and nine months ended August 31, 2011, the Company granted an immaterial number of stock options and nonvested shares. Compensation expense related to the Company’s share-based payment awards was as follows:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2012	2011	2012	2011
Stock options	$580	925	2,380	3,219
Nonvested shares	7,669	3,789	21,801	13,001
Total compensation expense for share-based awards	$8,249	4,714	24,181	16,220

(14)	Financial Instruments
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
The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at August 31, 2012 and November 30, 2011, using available market information and what the Company believes to be appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies might have a material effect on the estimated fair value amounts. The table excludes cash and cash equivalents, restricted cash, defeasance cash to retire notes payable, receivables, net and accounts payable, all of which had fair values approximating their carrying amounts due to the short maturities of these instruments.

		August 31, 2012		November 30, 2011
	Fair Value	Carrying	Fair	Carrying	Fair
(In thousands)	Hierarchy	Amount	Value	Amount	Value
ASSETS
Rialto Investments:
Loans receivable, net	Level 3	$496,802	513,160	713,354	749,382
Investments held-to-maturity	Level 3	$14,771	14,662	14,096	13,996
Lennar Financial Services:
Loans held-for-investment, net	Level 3	$21,672	19,513	24,262	22,736
Investments held-to-maturity	Level 2	$33,366	33,376	48,860	47,651
LIABILITIES
Lennar Homebuilding:
Senior notes and other debts payable	Level 2	$3,671,595	4,454,509	3,362,759	3,491,212
Rialto Investments:
Notes payable	Level 2	$594,813	576,151	765,541	729,943
Lennar Financial Services:
Notes and other debts payable	Level 2	$357,713	357,713	410,134	410,134
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

The Company’s financial instruments measured at fair value on a recurring basis are summarized below:

Financial Instruments	Fair Value Hierarchy	Fair Value at August 31, 2012	Fair Value at November 30, 2011
(In thousands)
Lennar Financial Services:
Loans held-for-sale (1)	Level 2	$421,840	303,780
Mortgage loan commitments	Level 2	$11,658	4,192
Forward contracts	Level 2	$(3,956)	(1,404)
Lennar Homebuilding:
Investments available-for-sale	Level 3	$19,045	42,892

(1)
The aggregate fair value of loans held-for-sale of $421.8 million at August 31, 2012 exceeds their aggregate principal balance of $402.6 million by $19.2 million. The aggregate fair value of loans held-for-sale of $303.8 million at November 30, 2011 exceeds their aggregate principal balance of $292.2 million by $11.6 million.

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
Loans held-for-sale— Fair value is based on independent quoted market prices, where available, or the prices for other mortgage whole loans with similar characteristics. Management believes carrying loans held-for-sale at fair value improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions. In addition, the Company recognizes the fair value of its rights to service a mortgage loan as revenue upon entering into an interest rate lock loan commitment with a borrower. The fair value of these servicing rights is included in Lennar Financial Services’ loans held-for-sale as of August 31, 2012 and November 30, 2011. Fair value of servicing rights is determined based on actual sales of servicing rights on loans with similar characteristics.
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
Gains and losses of Lennar Financial Services financial instruments measured at fair value from initial measurement and subsequent changes in fair value are recognized in the Lennar Financial Services segment’s operating earnings. There were no gains or losses recognized for the Lennar Homebuilding investments available-for-sale during both the three and nine months ended August 31, 2012. The changes in fair values that are included in operating earnings are shown, by financial instrument and financial statement line item below:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2012	2011	2012	2011
Changes in fair value included in Lennar Financial Services revenues:
Loans held-for-sale	$5,403	1,896	7,694	4,590
Mortgage loan commitments	$281	2,239	7,466	5,903
Forward contracts	$1,478	265	(2,552)	(6,106)
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

The following table represents a reconciliation of the beginning and ending balance for the Company’s Level 3 recurring fair value measurements (investments available-for-sale) included in the Lennar Homebuilding segment’s other assets:

	Three Months Ended	Nine Months Ended
(In thousands)	August 31, 2012
Investments available-for-sale, beginning of period	$24,306	42,892
Purchases and other (1)	—	20,998
Sales	(4,092)	(10,528)
Settlements (2)	(1,169)	(34,317)
Investments available-for-sale, end of period	$19,045	19,045

(1)	Represents investments in community development district bonds that mature at various dates between 2022 and 2042.

(2)
The investments available-for-sale that were settled during both the three and nine months ended August 31, 2012 related to investments in community development district bonds, which were in default by the borrower and regarding which the Company foreclosed on the underlying real estate collateral. Therefore, these investments were reclassified from other assets to land and land under development.

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

Non-financial assets	Fair Value Hierarchy	Fair Value Three Months Ended August 31, 2012	Total Losses (1)
(In thousands)
Lennar Homebuilding:
Finished homes and construction in progress (2)	Level 3	$8,049	(4,651)
Rialto Investments:
REO - held-for-sale (3)	Level 3	$10,101	(2,682)
REO - held-and-used, net (4)	Level 3	$53,292	(2,006)

(1)	Represents total losses due to valuation adjustments and total losses from acquisitions of real estate through foreclosure and REO impairments recorded during the three months ended August 31, 2012.

(2)
Finished homes and construction in progress with an aggregate carrying value of $12.7 million were written down to their fair value of $8.0 million, resulting in valuation adjustments of $4.7 million, which were included in Lennar Homebuilding costs and expenses in the Company’s statement of operations for the three months ended August 31, 2012.

(3)
REO, held-for-sale, assets are initially recorded at fair value less estimated costs to sell at the time of acquisition through, or in lieu of, loan foreclosure. Upon acquisition, the REO, held-for-sale, had a carrying value of $8.3 million and a fair value of $6.4 million. The fair value of REO, held-for-sale, is based upon the appraised value at the time of foreclosure or management’s best estimate. The losses upon acquisition of REO, held-for-sale, were $1.9 million. As part of management’s periodic valuations of its REO, held-for-sale, during the three months ended August 31, 2012, REO, held-for-sale, with an aggregate value of $4.5 million were written down to their fair value of $3.7 million, resulting in impairments of $0.8 million. These losses and impairments are included within Rialto Investments other income (expense), net, in the Company’s statement of operations for the three months ended August 31, 2012.

(4)
REO, held-and-used, net, assets are initially recorded at fair value at the time of acquisition through, or in lieu of, loan foreclosure. Upon acquisition, the REO, held-and-used, net, had a carrying value of $45.1 million and a fair value of $45.0 million. The fair value of REO, held-and-used, net, is based upon the appraised value at the time of foreclosure or management’s best estimate. The losses upon acquisition of REO, held-and-used, net, were $0.1 million. As part of management’s periodic valuations of its REO, held-and-used, net, during the three months ended August 31, 2012, REO, held-and-used, net, with an aggregate value of $10.2 million were written down to their fair value of $8.3 million, resulting in impairments of $1.9 million. These losses and impairments are included within Rialto Investments other income (expense), net, in the Company’s statement of operations for the three months ended August 31, 2012.

Non-financial assets	Fair Value Hierarchy	Fair Value Three Months Ended August 31, 2011	Total Losses (1)
(In thousands)
Lennar Homebuilding:
Finished homes and construction in progress (2)	Level 3	$18,711	(9,662)
Investments in unconsolidated entities (3)	Level 3	$12,644	(2,077)
Rialto Investments:
REO - held-for-sale (4)	Level 3	$125,881	18,375
REO - held-and-used, net (5)	Level 3	$35,246	465

(1)	Represents total losses due to valuation adjustments and total gains from acquisitions of real estate through foreclosure recorded during the three months ended August 31, 2011.

(2)
Finished homes and construction in progress with an aggregate carrying value of $28.4 million were written down to their fair value of $18.7 million, resulting in valuation adjustments of $9.7 million, which were included in Lennar Homebuilding costs and expenses in the Company’s statement of operations for the three months ended August 31, 2011.

(3)
Lennar Homebuilding investments in unconsolidated entities with an aggregate carrying value of $14.7 million were written down to their fair value of $12.6 million, resulting in valuation adjustments of $2.1 million, which were included in Lennar Homebuilding other income (expense), net, in the Company’s statement of operations for the three months ended August 31, 2011.

(4)
REO, held-for-sale, assets are initially recorded at fair value less estimated costs to sell at the time of acquisition through, or in lieu of, loan foreclosure. Upon acquisition, the REO, held-for-sale, had a carrying value of $107.5 million and a fair value of $125.9 million. The fair value of REO, held-for-sale, is based upon the appraised value at the time of foreclosure or management’s best estimate. The gains upon acquisition of REO, held-for-sale, were $18.4 million and are included within Rialto Investments other income (expense), net, in the Company’s statement of operations for the three months ended August 31, 2011.

(5)
REO, held-and-used, net, assets are initially recorded at fair value at the time of acquisition through, or in lieu of, loan foreclosure. Upon acquisition, the REO, held-and-used, net, had a carrying value of $34.7 million and a fair value of $35.2 million. The fair value of REO, held-and-used, net, is based upon the appraised value at the time of foreclosure or management’s best estimate. The gains upon acquisition of REO, held-and-used, net, were $0.5 million and are included within Rialto Investments other income (expense), net, in the Company’s statement of operations for the three months ended August 31, 2011.

Non-financial assets	Fair Value Hierarchy	Fair Value Nine Months Ended August 31, 2012	Total Losses (1)
(In thousands)
Lennar Homebuilding:
Finished homes and construction in progress (2)	Level 3	$10,810	(9,080)
Land and land under development (3)	Level 3	$13,318	(332)
Rialto Investments:
REO - held-for-sale (4)	Level 3	$23,967	(4,870)
REO - held-and-used, net (5)	Level 3	$173,665	(1,051)

(1)
Represents total losses due to valuation adjustments and net losses on REO which includes REO impairments partially offset by gains from acquisition of real estate through foreclosure recorded during the nine months ended August 31, 2012.

(2)
Finished homes and construction in progress with an aggregate carrying value of $19.9 million were written down to their fair value of $10.8 million, resulting in valuation adjustments of $9.1 million, which were included in Lennar Homebuilding costs and expenses in the Company’s statement of operations for the nine months ended August 31, 2012.

(3)
Land and land under development with an aggregate carrying value of $13.6 million were written down to their fair value of $13.3 million, resulting in valuation adjustments of $0.3 million, which were included in Lennar Homebuilding costs and expenses in the Company’s statement of operations for the nine months ended August 31, 2012.

(4)
REO, held-for-sale, assets are initially recorded at fair value less estimated costs to sell at the time of acquisition through, or in lieu of, loan foreclosure. Upon acquisition, the REO, held-for-sale, had a carrying value of $10.2 million and a fair value of $7.8 million. The fair value of REO, held-for-sale, is based upon the appraised value at the time of foreclosure or management’s best estimate. The losses upon acquisition of REO, held-for-sale, were 2.4 million. As part of management’s periodic valuations of its REO, held-for-sale, during the nine months ended August 31, 2012, REO, held-for-sale, with an aggregate value of $18.6 million were written down to their fair value of $16.2 million, resulting in impairments of $2.4 million. These losses and impairments are included within Rialto Investments other income (expense), net, in the Company’s statement of operations for the nine months ended August 31, 2012.

(5)
REO, held-and-used, net, assets are initially recorded at fair value at the time of acquisition through, or in lieu of, loan foreclosure. Upon acquisition, the REO, held-and-used, net, had a carrying value of $150.6 million and a fair value of $154.7 million. The fair value of REO, held-and-used, net, is based upon the appraised value at the time of foreclosure or management’s best estimate. The gains upon acquisition of REO, held-and-used, net, were $4.1 million. As part of management’s periodic valuations of its REO, held-and-used, net, during the nine months ended August 31, 2012, REO, held-and-used, net, with an aggregate value of $24.2 million were written down to their fair value of $19.0 million, resulting in impairments of $5.2 million. These gains and impairments are included within Rialto Investments other income (expense), net, in the Company’s statement of operations for the nine months ended August 31, 2012.

Non-financial assets	Fair Value Hierarchy	Fair Value Nine Months Ended August 31, 2011	Total Losses (1)
(In thousands)
Lennar Homebuilding:
Finished homes and construction in progress (2)	Level 3	$25,761	(17,802)
Investments in unconsolidated entities (3)	Level 3	$42,855	(10,489)
Rialto Investments:
REO - held-for-sale (4)	Level 3	$406,090	52,865
REO - held-and-used, net (5)	Level 3	$43,980	1,015

(1)	Represents total losses due to valuation adjustments and total gains from acquisitions of real estate through foreclosure recorded during the nine months ended August 31, 2011.

(2)
Finished homes and construction in progress with an aggregate carrying value of $43.6 million were written down to their fair value of $25.8 million, resulting in valuation adjustments of $17.8 million, which were included in Lennar Homebuilding costs and expenses in the Company’s statement of operations for the three months ended August 31, 2011.

(3)
Lennar Homebuilding investments in unconsolidated entities with an aggregate carrying value of $53.4 million were written down to their fair value of $42.9 million, resulting in valuation adjustments of $10.5 million, which were included in Lennar Homebuilding other income (expense), net, in the Company’s statement of operations for the nine months ended August 31, 2011.

(4)
REO, held-for-sale, assets are initially recorded at fair value less estimated costs to sell at the time of acquisition through, or in lieu of, loan foreclosure. Upon acquisition, the REO, held-for-sale, had a carrying value of $353.2 million and a fair value of $406.1 million. The fair value of REO, held-for-sale, is based upon the appraised value at the time of foreclosure or management’s best estimate. The gains upon acquisition of REO, held-for-sale, were $52.9 million and are included within Rialto Investments other income (expense), net, in the Company’s statement of operations for the nine months ended August 31, 2011.

(5)
REO, held-and-used, net, assets are initially recorded at fair value at the time of acquisition through, or in lieu of, loan foreclosure. Upon acquisition, the REO, held-and-used, net, had a carrying value of $43.0 million and a fair value of $44.0 million. The fair value of REO, held-and-used, net, is based upon the appraised value at the time of foreclosure or management’s best estimate. The gains upon acquisition of REO, held-and-used, net, were $1.0 million and are included within Rialto Investments other income (expense), net, in the Company’s statement of operations for the nine months ended August 31, 2011.

Finished homes and construction in progress are included within inventories. Inventories are stated at cost unless the inventory within a community is determined to be impaired, in which case the impaired inventory is written down to fair value. Inventory costs include land, land development and home construction costs, real estate taxes, deposits on land purchase contracts and interest related to development and construction. Construction overhead and selling expenses are expensed as incurred. Homes held-for-sale are classified as inventories until delivered. Land, land development, amenities and other costs are accumulated by specific area and allocated to homes within the respective areas. The Company reviews its inventory for indicators of impairment by evaluating each community during each reporting period. The inventory within each community is categorized as finished homes and construction in progress or land under development based on the development state of the community. There were 442 and 426 active communities, excluding unconsolidated entities, as of August 31, 2012 and 2011, respectively. If the undiscounted cash flows expected to be generated by a community are less than its carrying amount, an impairment charge is recorded to write down the carrying amount of such community to its estimated fair value.

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
In the nine months ended August 31, 2012, the Company reviewed each of its homebuilding communities for potential indicators and performed detailed impairment calculations on 14 communities. The table below summarizes the most significant unobservable inputs used in the Company's discounted cash flow model to determine the fair value of its communities for which the Company recorded valuation adjustments during the nine months ended August 31, 2012:

Unobservable inputs	Range
Average selling price	$83,000	-	$310,000
Absorption rate per quarter (homes)	1	-	20
Discount rate	20%
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
REO represents real estate that the Rialto segment has taken control or has effective control of in partial or full satisfaction of loans receivable. At the time of acquisition of a property through foreclosure of a loan, REO is recorded at fair value less estimated costs to sell if classified as held-for-sale or at fair value if classified as held-and-used, which becomes the property’s new basis. The fair values of these assets are determined in part by placing reliance on third party appraisals of the properties and/or internally prepared analyses of recent offers or prices on comparable properties in the proximate vicinity. The third party appraisals and internally developed analyses are significantly impacted by the local market economy, market supply and demand, competitive conditions and prices on comparable properties, adjusted for date of sale, location, property size, and other factors. Each REO is unique and is analyzed in the context of the particular market where the property is located. In order to establish the significant assumptions for a particular REO, the Company analyzes historical trends, including trends achieved by our local homebuilding operations, if applicable, and current trends in the market and economy impacting the REO. Using available trend information, the Company then calculates its best estimate of fair value, which can include projected cash flows discounted at a rate the Company believes a market participant would determine to be commensurate with the inherent risks associated with the assets and related estimated cash flow streams. These methods use unobservable inputs to develop fair value for the Company’s REO. Due to the volume and variance of unobservable inputs, resulting from the uniqueness of each of the Company's REO, the Company does not use a standard range of unobservable inputs with respect to its evaluation of REO. However, for operating properties within REO, the Company may also use estimated cash flows multiplied by a capitalization rate to determine the fair value of the property. For the three and nine months ended August 31, 2012, the capitalization rates used to estimate fair value ranged from 5% to 13% and varied based on the location of the asset, asset type and occupancy rates for the operating properties.
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
The Company evaluated the joint venture agreements of its joint ventures that were formed or that had reconsideration events during the nine months ended August 31, 2012. Based on the Company’s evaluation, it consolidated an entity within its Lennar Homebuilding segment that at August 31, 2012 had total assets of $7.3 million and an immaterial amount of liabilities. In addition, during the nine months ended August 31, 2012, there were no VIEs that were deconsolidated.
At August 31, 2012 and November 30, 2011, the Company’s recorded investments in Lennar Homebuilding unconsolidated entities were $570.7 million and $545.8 million, respectively, and the Rialto segment’s investments in unconsolidated entities as of August 31, 2012 and November 30, 2011 were $101.7 million and $124.7 million, respectively.
Consolidated VIEs
As of August 31, 2012, the carrying amounts of the VIEs’ assets and non-recourse liabilities that consolidated were $2.1 billion and $0.7 billion, respectively. Those assets are owned by, and those liabilities are obligations of, the VIEs, not the Company.
A VIE’s assets can only be used to settle obligations of that VIE. The VIEs are not guarantors of the Company’s senior notes or other debts payable. In addition, the assets held by a VIE usually are collateral for that VIE’s debt. The Company and other partners do not generally have an obligation to make capital contributions to a VIE unless the Company and/or the other partner(s) have entered into debt guarantees with a VIE’s banks. Other than debt guarantee agreements with a VIE’s banks, there are no liquidity arrangements or agreements to fund capital or purchase assets that could require the Company to provide financial support to a VIE. While the Company has option contracts to purchase land from certain of its VIEs, the Company is not required to purchase the assets and could walk away from the contracts.
Unconsolidated VIEs
The Company’s recorded investment in VIEs that are unconsolidated and its estimated maximum exposure to loss were as follows:
As of August 31, 2012

(In thousands)	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss
Lennar Homebuilding (1)	$98,127	121,368
Rialto Investments (2)	35,972	35,972
	$134,099	157,340
As of November 30, 2011

(In thousands)	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss
Lennar Homebuilding (1)	$94,517	123,038
Rialto Investments (2)	88,076	95,576
	$182,593	218,614

(1)
At August 31, 2012, the maximum exposure to loss of Lennar Homebuilding’s investments in unconsolidated VIEs is limited to its investment in the unconsolidated VIEs, except with regard to $20.7 million of recourse debt of one of the unconsolidated VIEs, which is included in the Company’s maximum recourse related to Lennar Homebuilding unconsolidated entities, and a $2.2 million letter of credit outstanding for one of the unconsolidated VIEs that in the event of default under its debt agreement the letter of credit will be drawn upon. At November 30, 2011, the maximum exposure to loss of Lennar Homebuilding’s investments in unconsolidated VIEs is limited to its investment in the unconsolidated VIEs, except with regard to $28.3 million, respectively, of recourse debt of one of the unconsolidated VIEs, which is included in the Company’s maximum recourse related to Lennar Homebuilding unconsolidated entities.

(2)
At August 31, 2012, the maximum recourse exposure to loss of Rialto’s investment in unconsolidated VIEs was limited to its investments in the unconsolidated entities. During the three months ended August 31, 2012, the AB PPIP fund finalized its operations and started liquidating distributions; therefore, the Company does not have any outstanding commitment to the AB PPIP fund at August 31, 2012. As of November 30, 2011, the Company had contributed $67.5 million of the $75.0 million commitment to fund capital in the AB PPIP fund, and it could not walk away from its remaining commitment to fund capital. Therefore, as of November 30, 2011, the maximum exposure to loss for Rialto’s unconsolidated VIEs was higher than the carrying amount of its investments. In addition, at August 31, 2012 and November 30, 2011, investments in unconsolidated VIEs and Lennar’s maximum exposure to loss include $14.8 million and $14.1 million, respectively, related to Rialto’s investments held-to-maturity.

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
The Company and other partners do not generally have an obligation to make capital contributions to the VIEs, except for $20.7 million of recourse debt of one of the Lennar Homebuilding unconsolidated VIEs and $2.2 million letter of credit outstanding for one of the Lennar Homebuilding unconsolidated VIEs that in the event of default under its debt agreement the letter of credit will be drawn upon. Except for the Lennar Homebuilding unconsolidated VIEs discussed above, the Company and the other partners did not guarantee any debt of the other unconsolidated VIEs. There are no liquidity arrangements or agreements to fund capital or purchase assets that could require the Company to provide financial support to the VIEs. While the Company has option contracts to purchase land from certain of its unconsolidated VIEs, the Company is not required to purchase the assets and could walk away from the contracts.
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
The Company evaluates all option contracts for land to determine whether they are VIEs and, if so, whether the Company is the primary beneficiary of certain of these option contracts. Although the Company does not have legal title to the optioned land, if the Company is deemed to be the primary beneficiary, it is required to consolidate the land under option at the purchase price of the optioned land. During the nine months ended August 31, 2012, the effect of consolidation of these option contracts was a net increase of $5.9 million to consolidated inventory not owned with a corresponding increase to liabilities related to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of August 31, 2012. To reflect the purchase price of the inventory consolidated, the Company reclassified the related option deposits from land under development to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of August 31, 2012. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and the Company’s cash deposits. The increase to consolidated inventory not owned was offset by the Company exercising its options to acquire land under certain contracts previously consolidated resulting in a net decrease in consolidated inventory not owned of $62.3 million for the nine months ended August 31, 2012.
The Company’s exposure to loss related to its option contracts with third parties and unconsolidated entities consisted of its non-refundable option deposits and pre-acquisition costs totaling $169.8 million and $156.8 million, respectively, at August 31, 2012 and November 30, 2011. Additionally, the Company had posted $43.3 million and $44.1 million, respectively, of letters of credit in lieu of cash deposits under certain option contracts as of August 31, 2012 and November 30, 2011.

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
The indentures governing the principal amounts of the Company’s 5.95% senior notes due 2013, 5.50% senior notes due 2014, 5.60% senior notes due 2015, 6.50% senior notes due 2016, 4.75% senior notes due 2017, 12.25% senior notes due 2017, 6.95% senior notes due 2018, 2.00% convertible senior notes due 2020, 2.75% convertible senior notes due 2020 and 3.25% convertible senior notes due 2021 require that, if any of the Company’s wholly owned subsidiaries, other than its finance company subsidiaries and foreign subsidiaries, directly or indirectly guarantee at least $75 million principal amount of debt of Lennar Corporation, those subsidiaries must also guarantee Lennar Corporation’s obligations with regard to its senior notes. The entities referred to as “guarantors” in the following tables are subsidiaries that were guaranteeing the senior notes because they were guaranteeing the $150 million LC Agreement, the $200 million Letter of Credit Facility and the Credit Facility at August 31, 2012. The guarantees are full and unconditional and the guarantor subsidiaries are 100% directly or indirectly owned by Lennar Corporation. The guarantees are joint and several, subject to limitations as to each guarantor designed to eliminate fraudulent conveyance concerns. Supplemental information for the guarantors is as follows:

Condensed Consolidating Balance Sheet
August 31, 2012

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Lennar Homebuilding:
Cash and cash equivalents, restricted cash and receivables, net	$574,032	150,667	20,187	—	744,886
Inventories	—	4,506,482	529,168	—	5,035,650
Investments in unconsolidated entities	—	526,519	44,147	—	570,666
Other assets	46,542	646,380	220,547	—	913,469
Investments in subsidiaries	3,416,526	724,539	—	(4,141,065)	—
	4,037,100	6,554,587	814,049	(4,141,065)	7,264,671
Rialto Investments	—	—	1,674,392	—	1,674,392
Lennar Financial Services	—	74,819	704,618	—	779,437
Total assets	$4,037,100	6,629,406	3,193,059	(4,141,065)	9,718,500
LIABILITIES AND EQUITY
Lennar Homebuilding:
Accounts payable and other liabilities	$234,976	514,332	32,318	—	781,626
Liabilities related to consolidated inventory not owned	—	268,207	—	—	268,207
Senior notes and other debts payable	3,179,887	269,178	222,530	—	3,671,595
Intercompany	(2,649,485)	2,132,830	516,655	—	—
	765,378	3,184,547	771,503	—	4,721,428
Rialto Investments	—	—	614,390	—	614,390
Lennar Financial Services	—	28,333	495,972	—	524,305
Total liabilities	765,378	3,212,880	1,881,865	—	5,860,123
Stockholders’ equity	3,271,722	3,416,526	724,539	(4,141,065)	3,271,722
Noncontrolling interests	—	—	586,655	—	586,655
Total equity	3,271,722	3,416,526	1,311,194	(4,141,065)	3,858,377
Total liabilities and equity	$4,037,100	6,629,406	3,193,059	(4,141,065)	9,718,500

(17) Supplemental Financial Information - (Continued)

Condensed Consolidating Balance Sheet
November 30, 2011

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Lennar Homebuilding:
Cash and cash equivalents, restricted cash and receivables, net	$871,376	190,483	24,920	—	1,086,779
Inventories	—	3,822,009	538,526	—	4,360,535
Investments in unconsolidated entities	—	502,363	43,397	—	545,760
Other assets	35,722	269,392	219,580	—	524,694
Investments in subsidiaries	3,368,336	611,311	—	(3,979,647)	—
	4,275,434	5,395,558	826,423	(3,979,647)	6,517,768
Rialto Investments	—	—	1,897,148	—	1,897,148
Lennar Financial Services	—	149,842	589,913	—	739,755
Total assets	$4,275,434	5,545,400	3,313,484	(3,979,647)	9,154,671
LIABILITIES AND EQUITY
Lennar Homebuilding:
Accounts payable and other liabilities	$290,337	483,590	29,405	—	803,332
Liabilities related to consolidated inventory not owned	—	326,200	—	—	326,200
Senior notes and other debts payable	2,922,855	215,840	224,064	—	3,362,759
Intercompany	(1,634,226)	1,105,872	528,354	—	—
	1,578,966	2,131,502	781,823	—	4,492,291
Rialto Investments	—	—	796,120	—	796,120
Lennar Financial Services	—	45,562	517,173	—	562,735
Total liabilities	1,578,966	2,177,064	2,095,116	—	5,851,146
Stockholders’ equity	2,696,468	3,368,336	611,311	(3,979,647)	2,696,468
Noncontrolling interests	—	—	607,057	—	607,057
Total equity	2,696,468	3,368,336	1,218,368	(3,979,647)	3,303,525
Total liabilities and equity	$4,275,434	5,545,400	3,313,484	(3,979,647)	9,154,671

(17) Supplemental Financial Information - (Continued)

Condensed Consolidating Statement of Operations
Three Months Ended August 31, 2012

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Lennar Homebuilding	$—	955,800	—	—	955,800
Lennar Financial Services	—	43,163	68,091	(4,490)	106,764
Rialto Investments	—	—	37,194	—	37,194
Total revenues	—	998,963	105,285	(4,490)	1,099,758
Cost and expenses:
Lennar Homebuilding	—	845,316	4,403	713	850,432
Lennar Financial Services	—	40,266	46,233	(5,058)	81,441
Rialto Investments	—	—	46,396	—	46,396
Corporate general and administrative	31,021	—	—	1,265	32,286
Total costs and expenses	31,021	885,582	97,032	(3,080)	1,010,555
Lennar Homebuilding equity in loss from unconsolidated entities	—	(5,835)	(156)	—	(5,991)
Lennar Homebuilding other income (expense), net	72	(5,435)	—	(43)	(5,406)
Other interest expense	(1,453)	(22,659)	—	1,453	(22,659)
Rialto Investments equity in earnings from unconsolidated entities	—	—	13,551	—	13,551
Rialto Investments other expense, net	—	—	(10,063)	—	(10,063)
Earnings (loss) before income taxes	(32,402)	79,452	11,585	—	58,635
Benefit (provision) for income taxes	(8,090)	44,373	(23,507)	—	12,776
Equity in earnings from subsidiaries	127,601	3,776	—	(131,377)	—
Net earnings (loss) (including net loss attributable to noncontrolling interests)	87,109	127,601	(11,922)	(131,377)	71,411
Less: Net loss attributable to noncontrolling interests	—	—	(15,698)	—	(15,698)
Net earnings attributable to Lennar	$87,109	127,601	3,776	(131,377)	87,109

(17) Supplemental Financial Information - (Continued)

Condensed Consolidating Statement of Operations
Three Months Ended August 31, 2011

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Lennar Homebuilding	$—	706,256	5,498	—	711,754
Lennar Financial Services	—	35,133	35,532	(4,291)	66,374
Rialto Investments	—	—	42,065	—	42,065
Total revenues	—	741,389	83,095	(4,291)	820,193
Cost and expenses:
Lennar Homebuilding	—	654,924	10,190	(2,205)	662,909
Lennar Financial Services	—	33,719	26,080	(1,413)	58,386
Rialto Investments	—	—	33,562	—	33,562
Corporate general and administrative	21,571	—	—	1,205	22,776
Total costs and expenses	21,571	688,643	69,832	(2,413)	777,633
Lennar Homebuilding equity in loss from unconsolidated entities	—	(4,440)	(112)	—	(4,552)
Lennar Homebuilding other income (expense), net	(417)	6,931	—	426	6,940
Other interest expense	(1,452)	(24,107)	—	1,452	(24,107)
Rialto Investments equity in loss from unconsolidated entities	—	—	(6,505)	—	(6,505)
Rialto Investments other income, net	—	—	9,743	—	9,743
Earnings (loss) before income taxes	(23,440)	31,130	16,389	—	24,079
Benefit (provision) for income taxes	8,463	(6,488)	(2,554)	—	(579)
Equity in earnings from subsidiaries	35,707	11,065	—	(46,772)	—
Net earnings (including net earnings attributable to noncontrolling interests)	20,730	35,707	13,835	(46,772)	23,500
Less: Net earnings attributable to noncontrolling interests	—	—	2,770	—	2,770
Net earnings attributable to Lennar	$20,730	35,707	11,065	(46,772)	20,730

(17) Supplemental Financial Information - (Continued)

Condensed Consolidating Statement of Operations
Nine Months Ended August 31, 2012

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Lennar Homebuilding	$—	2,387,916	405	—	2,388,321
Lennar Financial Services	—	113,678	163,153	(13,257)	263,574
Rialto Investments	—	—	102,874	—	102,874
Total revenues	—	2,501,594	266,432	(13,257)	2,754,769
Cost and expenses:
Lennar Homebuilding	—	2,151,982	12,257	2,780	2,167,019
Lennar Financial Services	—	110,711	116,562	(15,252)	212,021
Rialto Investments	—	—	109,964	—	109,964
Corporate general and administrative	84,500	—	—	3,796	88,296
Total costs and expenses	84,500	2,262,693	238,783	(8,676)	2,577,300
Lennar Homebuilding equity in loss from unconsolidated entities	—	(13,880)	(409)	—	(14,289)
Lennar Homebuilding other income (expense), net	(210)	11,390	—	239	11,419
Other interest expense	(4,342)	(71,311)	—	4,342	(71,311)
Rialto Investments equity in earnings from unconsolidated entities	—	—	37,578	—	37,578
Rialto Investments other expense, net	—	—	(23,675)	—	(23,675)
Earnings (loss) before income taxes	(89,052)	165,100	41,143	—	117,191
Benefit (provision) for income taxes	2,671	449,440	(35,490)	—	416,621
Equity in earnings from subsidiaries	641,161	26,621	—	(667,782)	—
Net earnings (including net loss attributable to noncontrolling interests)	554,780	641,161	5,653	(667,782)	533,812
Less: Net loss attributable to noncontrolling interests	—	—	(20,968)	—	(20,968)
Net earnings attributable to Lennar	$554,780	641,161	26,621	(667,782)	554,780

(17) Supplemental Financial Information - (Continued)

Condensed Consolidating Statement of Operations
Nine Months Ended August 31, 2011

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Lennar Homebuilding	$—	1,813,528	27,411	—	1,840,939
Lennar Financial Services	—	101,828	105,088	(23,407)	183,509
Rialto Investments	—	—	118,283	—	118,283
Total revenues	—	1,915,356	250,782	(23,407)	2,142,731
Cost and expenses:
Lennar Homebuilding	—	1,703,368	43,709	(5,694)	1,741,383
Lennar Financial Services	—	104,498	82,837	(15,492)	171,843
Rialto Investments	—	—	94,184	—	94,184
Corporate general and administrative	62,986	—	—	3,740	66,726
Total costs and expenses	62,986	1,807,866	220,730	(17,446)	2,074,136
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities	—	6,872	(346)	—	6,526
Lennar Homebuilding other income, net	8,737	46,383	—	(8,709)	46,411
Other interest expense	(14,670)	(68,654)	—	14,670	(68,654)
Rialto Investments equity in loss from unconsolidated entities	—	—	(4,953)	—	(4,953)
Rialto Investments other income, net	—	—	38,275	—	38,275
Earnings (loss) before income taxes	(68,919)	92,091	63,028	—	86,200
Benefit (provision) for income taxes	32,170	(23,048)	(8,249)	—	873
Equity in earnings from subsidiaries	98,670	29,627	—	(128,297)	—
Net earnings (including net earnings attributable to noncontrolling interests)	61,921	98,670	54,779	(128,297)	87,073
Less: Net earnings attributable to noncontrolling interests	—	—	25,152	—	25,152
Net earnings attributable to Lennar	$61,921	98,670	29,627	(128,297)	61,921

(17) Supplemental Financial Information - (Continued)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended August 31, 2012

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net earnings (including net loss attributable to noncontrolling interests)	$554,780	641,161	5,653	(667,782)	533,812
Adjustments to reconcile net earnings (including net loss attributable to noncontrolling interests) to net cash provided by (used in) operating activities	(1,996)	(1,578,847)	(111,258)	667,782	(1,024,319)
Net cash provided by (used in) operating activities	552,784	(937,686)	(105,605)	—	(490,507)
Cash flows from investing activities:
Investments in and contributions to Lennar Homebuilding unconsolidated entities, net	—	(28,007)	(1,142)	—	(29,149)
Distributions of capital from Rialto Investments unconsolidated entities, net	—	—	54,646	—	54,646
Decrease in Rialto Investments defeasance cash to retire notes payable	—	—	33,411	—	33,411
Receipts of principal payments on Rialto Investments loans receivable	—	—	52,913	—	52,913
Proceeds from sales of Rialto Investments real estate owned	—	—	121,848	—	121,848
Other	(218)	3,807	3,692	—	7,281
Net cash provided by (used in) investing activities	(218)	(24,200)	265,368	—	240,950
Cash flows from financing activities:
Net repayments under Lennar Financial Services debt	—	(77)	(52,343)	—	(52,420)
Net proceeds from convertible senior notes and senior notes	445,186	—	—	—	445,186
Partial redemption of senior notes	(210,862)	—	—	—	(210,862)
Principal repayments on Rialto Investments notes payable	—	—	(170,889)	—	(170,889)
Net repayments on other borrowings	—	(22,895)	(4,473)	—	(27,368)
Exercise of land option contracts from an unconsolidated land investment venture	—	(48,242)	—	—	(48,242)
Net receipts related to noncontrolling interests	—	—	566	—	566
Excess tax benefits from share-based awards	1,572	—	—	—	1,572
Common stock:
Issuances	16,323	—	—	—	16,323
Dividends	(22,755)	—	—	—	(22,755)
Intercompany	(1,077,007)	981,589	95,418	—	—
Net cash provided by (used in) financing activities	(847,543)	910,375	(131,721)	—	(68,889)
Net increase (decrease) in cash and cash equivalents	(294,977)	(51,511)	28,042	—	(318,446)
Cash and cash equivalents at beginning of period	864,237	172,018	127,349	—	1,163,604
Cash and cash equivalents at end of period	$569,260	120,507	155,391	—	845,158

(17) Supplemental Financial Information - (Continued)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended August 31, 2011

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net earnings (including net earnings attributable to noncontrolling interests)	$61,921	98,670	54,779	(128,297)	87,073
Adjustments to reconcile net earnings (including net earnings attributable to noncontrolling interests) to net cash provided by (used in) operating activities	34,414	(362,442)	(2,925)	128,297	(202,656)
Net cash provided by (used in) operating activities	96,335	(263,772)	51,854	—	(115,583)
Cash flows from investing activities:
Investments in and contributions to Lennar Homebuilding unconsolidated entities, net	—	(60,027)	(4,158)	—	(64,185)
Investments in and contributions to Rialto Investments unconsolidated entities, net	—	—	(64,360)	—	(64,360)
Increase in Rialto Investments defeasance cash to retire notes payable	—	—	(88,358)	—	(88,358)
Receipts of principal payments on Rialto Investments loans receivable	—	—	52,849	—	52,849
Proceeds from sales of Rialto Investments real estate owned	—	—	55,283	—	55,283
Other	(8)	(44,063)	(8,787)	—	(52,858)
Net cash used in investing activities	(8)	(104,090)	(57,531)	—	(161,629)
Cash flows from financing activities:
Net repayments under Lennar Financial Services debt	—	(15)	(56,298)	—	(56,313)
Net repayments on other borrowings	—	(43,450)	(38,056)	—	(81,506)
Exercise of land option contracts from an unconsolidated land investment venture	—	(33,827)	—	—	(33,827)
Net payments related to noncontrolling interests	—	—	(1,322)	—	(1,322)
Excess tax benefits from share-based awards	283	—	—	—	283
Common stock:
Issuances	5,547	—	—	—	5,547
Repurchases	(29)	—	—	—	(29)
Dividends	(22,425)	—	—	—	(22,425)
Intercompany	(488,655)	408,663	79,992	—	—
Net cash provided by (used in) financing activities	(505,279)	331,371	(15,684)	—	(189,592)
Net decrease in cash and cash equivalents	(408,952)	(36,491)	(21,361)	—	(466,804)
Cash and cash equivalents at beginning of period	1,071,542	179,215	143,378	—	1,394,135
Cash and cash equivalents at end of period	$662,590	142,724	122,017	—	927,331

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
Outlook
Our diluted earnings per share of $0.40 during the third quarter of 2012, marks our tenth consecutive quarter of earnings. It appears that the housing market has stabilized and the recovery is underway. Low mortgage rates, affordable home prices, increased buyer confidence and an extremely affordable rent-to-own comparison are driving growth in each of our markets. Additionally, reduced foreclosures and declining distressed home inventory are further contributing to the improvement in the housing market.
Our continued effort to manage our homebuilding business carefully with tight controls over our costs and an intense focus on improving our gross margins, along with the ability to increase sales per community, raise prices and lower incentives, has resulted in our highest operating margins since our second quarter of 2006 and improving operating leverage. Although conservative lending practices and challenging appraisals continue to exist in the marketplace, our company is experiencing net positive price and volume trends in most of our markets. This was evidenced during our third quarter of 2012, as deliveries increased 28%, new orders increased 44%, backlog increased 79% and our operating margins increased over 100% to 11.2% compared to last year. While materials and labor costs are increasing, we expect sales price increases and incentive reductions to offset the impact of increasing costs.
As we look forward, the combination of low home prices and low interest rates continues to make the decision to purchase a new home more attractive for consumers than the heated rental market. As a company, we will continue to focus our strategy on making carefully underwritten strategic asset acquisitions in well-positioned markets in order to maximize our operating leverage as demand for new homes grows. In addition, we expect our financial services segment to continue to leverage our core homebuilding business and participate in the robust refinancing market, and our Rialto Investment segment to be a contributor of cash and source of valuable homebuilding land deals for our company.
Our strong balance sheet and liquidity puts us in an excellent position to capitalize on opportunities as we believe that the strategic investments we have made in all of our segments position us well for a third consecutive profitable year in 2012.

(1) Results of Operations
Overview
We historically have experienced, and expect to continue to experience, variability in quarterly results. Our results of operations for the three and nine months ended August 31, 2012 are not necessarily indicative of the results to be expected for the full year.
Our net earnings attributable to Lennar were $87.1 million, or $0.46 per basic and $0.40 per diluted share, in the third quarter of 2012, which included a benefit for income taxes of $12.8 million, or $0.06 per diluted share. The benefit for income taxes included a reversal of our deferred tax asset valuation allowance of $44.0 million, partially offset by a tax provision of $31.2 million primarily related to third quarter 2012 pre-tax earnings. This compared to net earnings attributable to Lennar of $20.7 million, or $0.11 per basic and diluted share, in the third quarter of 2011. Our net earnings attributable to Lennar were $554.8 million, or $2.93 per basic and $2.56 per diluted share, in the nine months ended August 31, 2012, which included a partial reversal of our deferred tax asset valuation allowance of $447.0 million, or $2.06 per diluted share, compared to net earnings attributable to Lennar of $61.9 million, or $0.33 per basic and diluted share, in the nine months ended August 31, 2011, which included $37.5 million, or $0.19 per diluted share, related to the receipt of a non-recurring litigation settlement. During both the three and nine months ended August 31, 2012, there was an increase in operating earnings primarily due to an increase in the number of home deliveries and in the average sales price of homes delivered in our homebuilding operations. In addition, there was an increase in the operating earnings of our Lennar Financial Services segment primarily due to increased volume, partially offset by a decrease in the operating earnings of our Rialto segment.
Financial information relating to our operations was as follows:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2012	2011	2012	2011
Lennar Homebuilding revenues:
Sales of homes	$932,838	700,611	2,339,983	1,808,262
Sales of land	22,962	11,143	48,338	32,677
Total Lennar Homebuilding revenues	955,800	711,754	2,388,321	1,840,939
Lennar Homebuilding costs and expenses:
Costs of homes sold	716,627	553,027	1,816,944	1,443,262
Cost of land sold	21,626	9,603	41,421	25,785
Selling, general and administrative	112,179	100,279	308,654	272,336
Total Lennar Homebuilding costs and expenses	850,432	662,909	2,167,019	1,741,383
Lennar Homebuilding operating margins	105,368	48,845	221,302	99,556
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities	(5,991)	(4,552)	(14,289)	6,526
Lennar Homebuilding other income (expense), net	(5,406)	6,940	11,419	46,411
Other interest expense	(22,659)	(24,107)	(71,311)	(68,654)
Lennar Homebuilding operating earnings	$71,312	27,126	147,121	83,839
Lennar Financial Services revenues	$106,764	66,374	263,574	183,509
Lennar Financial Services costs and expenses	81,441	58,386	212,021	171,843
Lennar Financial Services operating earnings	$25,323	7,988	51,553	11,666
Rialto Investments revenues	$37,194	42,065	102,874	118,283
Rialto Investments costs and expenses	46,396	33,562	109,964	94,184
Rialto Investments equity in earnings (loss) from unconsolidated entities	13,551	(6,505)	37,578	(4,953)
Rialto Investments other income (expense), net	(10,063)	9,743	(23,675)	38,275
Rialto Investments operating earnings (loss)	$(5,714)	11,741	6,813	57,421
Total operating earnings	$90,921	46,855	205,487	152,926
Corporate general administrative expenses	(32,286)	(22,776)	(88,296)	(66,726)
Earnings before income taxes	$58,635	24,079	117,191	86,200

Three Months Ended August 31, 2012 versus Three Months Ended August 31, 2011
Revenues from home sales increased 33% in the third quarter of 2012 to $932.8 million from $700.6 million in 2011. Revenues were higher primarily due to a 28% increase in the number of home deliveries, excluding unconsolidated entities, and a 4% increase in the average sales price of homes delivered. New home deliveries, excluding unconsolidated entities, increased to 3,617 homes in the third quarter of 2012 from 2,832 homes last year. There was an increase in home deliveries in all our Homebuilding segments and Homebuilding Other. The average sales price of homes delivered increased to $258,000 in the third quarter of 2012 from $247,000 in the same period last year. Sales incentives offered to homebuyers were $26,100 per home delivered in the third quarter of 2012, or 9.2% as a percentage of home sales revenue, compared to $33,600 per home delivered in the same period last year, or 12.0% as a percentage of home sales revenue, and $29,800 per home delivered in the second quarter of 2012, or 10.7% as a percentage of home sales revenue.
Gross margins on home sales were $216.2 million, or 23.2%, in the third quarter of 2012, compared to $147.6 million, or 21.1%, in the third quarter of 2011, which included a 120 basis point benefit related to changes in our cost-to-complete estimates for homebuilding communities in the close-out phase. This benefit primarily impacted our Homebuilding West segment and was offset by valuation adjustments that impacted the gross margin percentage by 130 basis points in the third quarter of 2011. Gross margin percentage on home sales improved compared to last year, primarily due to a greater percentage of deliveries from our new higher margin communities, a decrease in sales incentives offered to homebuyers as a percentage of revenue from home sales, an increase in the average sales price of homes delivered and lower valuation adjustments. Gross profits on land sales totaled $1.3 million in the third quarter of 2012, compared to $1.5 million in the third quarter of 2011.
Selling, general and administrative expenses were $112.2 million in the third quarter of 2012, compared to $100.3 million in the third quarter of 2011. As a percentage of revenues from home sales, selling, general and administrative expenses improved to 12.0% in the third quarter of 2012, from 14.3% in the third quarter of 2011, due to improved operating leverage.
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities was ($6.0) million in the third quarter of 2012, primarily related to our share of operating losses of Lennar Homebuilding unconsolidated entities, compared to Lennar Homebuilding equity in earnings (loss) of ($4.6) million in the third quarter of 2011.
Lennar Homebuilding other income (expense), net, totaled ($5.4) million in the third quarter of 2012, which included a pre-tax loss of $6.5 million related to the repurchase of $204.7 million aggregate principal amount of 5.95% senior notes due 2013, (the "5.95% Senior Notes"), through a tender offer, compared to Lennar Homebuilding other income (expense), net, of $6.9 million in the third quarter of 2011, net of $2.1 million of valuation adjustments to our investments in unconsolidated entities.
Lennar Homebuilding interest expense was $45.0 million in the third quarter of 2012 ($21.9 million was included in cost of homes sold, $0.4 million in cost of land sold and $22.7 million in other interest expense), compared to $42.4 million in the third quarter of 2011 ($17.8 million was included in cost of homes sold, $0.5 million in cost of land sold and $24.1 million in other interest expense). Interest expense increased due to an increase in our outstanding debt compared to the same period last year.
Operating earnings for the Lennar Financial Services segment were $25.3 million in the third quarter of 2012, compared to $8.0 million in the third quarter of 2011. The increase in profitability was primarily due to increased volume and margins in the segment's mortgage operations and increased volume in the segment's title operations, as a result of an increase in refinance transactions and homebuilding deliveries.
In the third quarter of 2012, operating earnings (loss) for the Rialto Investments segment were $7.7 million (which is comprised of a $5.7 million operating loss and an add back of $13.4 million of net loss attributable to noncontrolling interests), compared to operating earnings (loss) of $5.7 million (which included $11.7 million of operating earnings offset by $6.1 million of net earnings attributable to noncontrolling interests) in the same period last year. In the third quarter of 2012, revenues in this segment were $37.2 million, which consisted primarily of accretable interest income associated with the segment’s portfolio of real estate loans and fees for managing and servicing assets, including $8.1 million in fees earned from Rialto's role as sub-advisor to the AllianceBernstein L.P. (“AB”) fund formed under the Federal government’s Public-Private Investment Program (“PPIP”), compared to revenues of $42.1 million in the same period last year. In the third quarter of 2012, Rialto Investments other income (expense), net, was ($10.1) million, which consisted primarily of expenses related to owning and maintaining real estate owned ("REO") and impairments on REO, partially offset by gains from sales of REO and rental income. In the third quarter of 2011, Rialto Investments other income (expense), net, was $9.7 million, which consisted primarily of gains from acquisition of REO through foreclosure, as well as gains from sales of REO, partially offset by expenses related to owning and maintaining REO.

The segment also had equity in earnings (loss) from unconsolidated entities of $13.6 million during the third quarter of 2012, which included $8.1 million of net gains primarily related to realized gains from the sale of investments in the portfolio underlying the AB PPIP fund, $1.2 million of interest income earned by the AB PPIP fund and $6.2 million of equity in earnings related to our share of earnings from the Rialto Real Estate Fund (the “Fund”). This compared to equity in earnings (loss) from unconsolidated entities of ($6.5) million in the third quarter of 2011, which included $10.2 million of net losses primarily related to unrealized losses for our share of the mark-to-market adjustments of the investment portfolio underlying the AB PPIP fund, partially offset by $2.8 million of interest income earned by the AB PPIP fund. In the third quarter of 2012, expenses in this segment were $46.4 million, which consisted primarily of costs related to its portfolio operations, loan impairments of $20.3 million primarily associated with the segment's FDIC loan portfolio (before noncontrolling interests) and other general and administrative expenses, compared to expenses of $33.6 million in the same period last year.
Corporate general and administrative expenses were $32.3 million, or 2.9% as a percentage of total revenues, in the third quarter of 2012, compared to $22.8 million, or 2.8% as a percentage of total revenues, in the third quarter of 2011. The increase in corporate general and administrative expenses was primarily due to an increase in personnel related expenses as a result of an increase in share-based and variable compensation expense.
Net earnings (loss) attributable to noncontrolling interests were ($15.7) million and $2.8 million, respectively, in the third quarter of 2012 and 2011. Net loss attributable to noncontrolling interests during the third quarter of 2012 was primarily related to the FDIC’s interest in the portfolio of real estate loans that we acquired in partnership with the FDIC. Net earnings attributable to noncontrolling interests during the third quarter of 2011 were related to the FDIC’s interest in the portfolio of real estate loans that we acquired in partnership with the FDIC, partially offset by a net loss attributable to noncontrolling interests in our homebuilding operations.
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
During the third quarter of 2012, we concluded that it was more likely than not that a portion of our state deferred tax assets would be utilized. This conclusion was based on additional positive evidence including actual and forecasted earnings. Accordingly, during the third quarter of 2012, we reversed $35.4 million of the valuation allowance against the state deferred tax assets and $8.6 million of the valuation allowance that was previously maintained to be utilized in remaining interim periods of 2012. The total reversal for the third quarter of 2012 was $44.0 million. This reversal was offset by a tax provision of $31.2 million primarily related to third quarter 2012 pre-tax earnings. Therefore, we had a $12.8 million net benefit for income taxes for the third quarter of 2012.
Our overall effective income tax rates were (17.19%) and 2.72%, respectively, for the three months ended August 31, 2012 and 2011. The change in the effective tax rate, compared with the same period during 2011, primarily related to the reversal of our valuation allowance.
Nine Months Ended August 31, 2012 versus Nine Months Ended August 31, 2011
Revenues from home sales increased 29% in the nine months ended August 31, 2012 to $2.3 billion from $1.8 billion in 2011. Revenues were higher primarily due to a 26% increase in the number of home deliveries, excluding unconsolidated entities, and a 3% increase in the average sales price of homes delivered. New home deliveries, excluding unconsolidated entities, increased to 9,281 homes in the nine months ended August 31, 2012 from 7,387 homes last year. There was an increase in home deliveries in all of our Homebuilding segments and Homebuilding Other. The average sales price of homes delivered increased to $252,000 in the nine months ended August 31, 2012 from $245,000 in the same period last year. Sales incentives offered to homebuyers were $29,500 per home delivered in the nine months ended August 31, 2012, or 10.5% as a percentage of home sales revenue, compared to $33,600 per home delivered in the same period last year, or 12.1% as a percentage of home sales revenue.
Gross margins on home sales were $523.0 million, or 22.4%, in the nine months ended August 31, 2012, compared to $365.0 million, or 20.2%, in the nine months ended August 31, 2011. Gross margin percentage on home sales improved compared to last year, primarily due to a greater percentage of deliveries from our new higher margin communities, a decrease in sales incentives offered to homebuyers as a percentage of revenue from home sales, an increase in the average sales price of homes delivered and lower valuation adjustments. Gross profits on land sales totaled $6.9 million for both the nine months ended August 31, 2012 and 2011.

Selling, general and administrative expenses were $308.7 million in the nine months ended August 31, 2012, compared to $272.3 million in the same period last year. As a percentage of revenues from home sales, selling, general and administrative expenses improved to 13.2% in the nine months ended August 31, 2012, from 15.1% in nine months ended August 31, 2011, due to improved operating leverage.
In the nine months ended August 31, 2012, Lennar Homebuilding equity in earnings (loss) from unconsolidated entities was ($14.3) million, primarily related to our share of operating losses of Lennar Homebuilding unconsolidated entities, which included $5.5 million of valuation adjustments related to asset sales at Lennar Homebuilding's unconsolidated entities, compared to Lennar Homebuilding equity in earnings (loss) of $6.5 million in the nine months ended August 31, 2011, which included our share of a gain on debt extinguishment at one of Lennar Homebuilding's unconsolidated entities totaling $15.4 million, partially offset by our share of operating losses of Lennar Homebuilding unconsolidated entities, which included $5.2 million of valuation adjustments related to assets of Lennar Homebuilding's unconsolidated entities.
Lennar Homebuilding other income (expense), net, totaled $11.4 million in the nine months ended August 31, 2012, primarily due to a $15.0 million gain on the sale of an operating property, partially offset by a pre-tax loss of $6.5 million related to the repurchase of $204.7 million aggregate principal amount of our 5.95% Senior Notes through a tender offer. This compared to Lennar Homebuilding other income (expense), net, of $46.4 million in the nine months ended August 31, 2011, which included $29.5 million related to the receipt of a litigation settlement, $5.1 million related to the favorable resolution of a joint venture and the recognition of $10.0 million of deferred management fees related to management services previously performed for one of Lennar Homebuilding's unconsolidated entities. These amounts were partially offset by $15.3 million of valuation adjustments to our investments in Lennar Homebuilding's unconsolidated entities and write-offs of other assets in the nine months ended August 31, 2011.
Lennar Homebuilding interest expense was $131.1 million in the nine months ended August 31, 2012 ($58.4 million was included in cost of homes sold, $1.4 million in cost of land sold and $71.3 million in other interest expense), compared to $119.7 million in the nine months ended August 31, 2011 ($49.8 million was included in cost of homes sold, $1.2 million in cost of land sold and $68.7 million in other interest expense). Interest expense increased due to an increase in our outstanding debt compared to the same period last year.
Operating earnings for the Lennar Financial Services segment were $51.6 million in the nine months ended August 31, 2012, compared to $11.7 million in the same period last year. The increase in profitability was primarily due to increased volume and margins in the segment's mortgage operations and increased volume in the segment's title operations, as a result of an increase in refinance transactions and homebuilding deliveries.
In the nine months ended August 31, 2012, operating earnings (loss) for the Rialto Investments segment were $21.4 million (which is comprised of $6.8 million of operating earnings and an add back of $14.6 million of net loss attributable to noncontrolling interests), compared to operating earnings (loss) of $26.5 million (which included $57.4 million of operating earnings offset by $30.9 million of net earnings attributable to noncontrolling interests) in the same period last year. In the nine months ended August 31, 2012, revenues in this segment were $102.9 million, which consisted primarily of accretable interest income associated with the segment’s portfolio of real estate loans and fees for managing and servicing assets, compared to revenues of $118.3 million in the same period last year. In the nine months ended August 31, 2012, Rialto Investments other income (expense), net, was ($23.7) million, which consisted primarily of expenses related to owning and maintaining REO and impairments on REO, partially offset by gains from sales of REO and rental income. In the nine months ended August 31, 2011, Rialto Investments other income (expense), net, was $38.3 million, which consisted primarily of gains from acquisition of REO through foreclosure, as well as gains from sales of REO, partially offset by expenses related to owning and maintaining REO, and a $4.7 million gain on the sale of investment securities.
The segment also had equity in earnings (loss) from unconsolidated entities of $37.6 million during the nine months ended August 31, 2012, which included $17.0 million of net gains primarily related to realized gains from the sale of investments in the portfolio underlying the AB PPIP fund, $6.3 million of interest income earned by the AB PPIP fund and $16.8 million of equity in earnings related to our share of earnings from the Fund. This compared to equity in earnings (loss) from unconsolidated entities of ($5.0) million in the nine months ended August 31, 2011, which included $13.0 million of net losses primarily related to unrealized losses for the Company's share of the mark-to-market adjustments of the investment portfolio underlying the AB PPIP fund, partially offset by $8.2 million of interest income earned by the AB PPIP fund. In the nine months ended August 31, 2012, expenses in this segment were $110.0 million, which consisted primarily of costs related to its portfolio operations, loan impairments of $22.6 million primarily associated with the segment's FDIC loan portfolio (before noncontrolling interests) and other general and administrative expenses, compared to expenses of $94.2 million in the same period last year.

Corporate general and administrative expenses were $88.3 million, or 3.2% as a percentage of total revenues, in the nine months ended August 31, 2012, compared to $66.7 million, or 3.1% as a percentage of total revenues, in the nine months ended August 31, 2011. The increase in corporate general and administrative expenses was primarily due to an increase in personnel related expenses as a result of an increase in share-based and variable compensation expense.
Net earnings (loss) attributable to noncontrolling interests were ($21.0) million and $25.2 million, respectively, in the nine months ended August 31, 2012 and 2011. Net loss attributable to noncontrolling interests during the nine months ended August 31, 2012 was attributable to noncontrolling interests related to our homebuilding and Rialto Investments operations. Net earnings attributable to noncontrolling interests during the nine months ended August 31, 2011 were primarily related to the FDIC’s interest in the portfolio of real estate loans that we acquired in partnership with the FDIC, partially offset by a net loss attributable to noncontrolling interests in our homebuilding operations.
During the nine months ended August 31, 2012, we concluded that it was more likely than not that the majority of our deferred tax assets would be utilized. This conclusion was based on a detailed evaluation of all relevant evidence, both positive and negative, including such factors as ten consecutive quarters of earnings, the expectation of continued earnings and signs of recovery in the housing markets we operate in. Accordingly, we reversed $447.0 million of the valuation allowance against our deferred tax assets. As of August 31, 2012, the remaining valuation allowance against our deferred tax assets was $133.3 million, of which a portion related to federal deferred tax assets will be reversed in the fourth quarter of 2012 and the remainder of the valuation allowance could be reversed in future periods if additional sufficient positive evidence is present indicating that it is more likely than not that such assets would be realized. The valuation allowance against our deferred tax assets was $576.9 million at November 30, 2011.
Our overall effective income tax rates were (301.55%) and (1.43%), respectively, for the nine months ended August 31, 2012 and 2011. The change in the effective tax rate, compared with the same period during 2011, primarily related to the reversal of our valuation allowance.

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
At August 31, 2012, our reportable homebuilding segments and Homebuilding Other consisted of homebuilding divisions located in:
East: Florida(1), Georgia, Maryland, New Jersey, North Carolina, South Carolina and Virginia
Central: Arizona, Colorado and Texas(2)
West: California and Nevada
Southeast Florida: Southeast Florida
Houston: Houston, Texas
Other: Illinois, Minnesota, Oregon and Washington

(1)	Florida in the East reportable segment excludes Southeast Florida, which is its own reportable segment.

(2)	Texas in the Central reportable segment excludes Houston, Texas, which is its own reportable segment.
The following tables set forth selected financial and operational information related to our homebuilding operations for the periods indicated:
Selected Financial and Operational Data

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2012	2011	2012	2011
East:
Sales of homes	$327,681	254,766	870,750	696,044
Sales of land	1,302	2,014	13,215	8,481
Total East	328,983	256,780	883,965	704,525
Central:
Sales of homes	137,352	99,635	334,739	255,254
Sales of land	1,376	1,516	4,266	5,058
Total Central	138,728	101,151	339,005	260,312
West:
Sales of homes	179,114	143,168	459,386	359,093
Sales of land	—	1,730	523	3,084
Total West	179,114	144,898	459,909	362,177
Southeast Florida:
Sales of homes	93,076	66,763	213,743	153,784
Sales of land	13,800	—	13,800	—
Total Southeast Florida	106,876	66,763	227,543	153,784
Houston:
Sales of homes	129,773	90,310	307,167	215,539
Sales of land	6,302	5,755	16,197	15,365
Total Houston	136,075	96,065	323,364	230,904
Other:
Sales of homes	65,842	45,969	154,198	128,548
Sales of land	182	128	337	689
Total Other	66,024	46,097	154,535	129,237
Total homebuilding revenues	$955,800	711,754	2,388,321	1,840,939

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2012	2011	2012	2011
Operating earnings (loss):
East:
Sales of homes	$35,167	23,449	84,109	63,325
Sales of land	(747)	413	1,695	1,604
Equity in earnings (loss) from unconsolidated entities	(125)	(158)	834	(423)
Other income (expense), net (1)	(1,848)	2,629	(403)	2,853
Other interest expense	(6,217)	(6,829)	(19,767)	(17,060)
Total East	26,230	19,504	66,468	50,299
Central:
Sales of homes (2)	14,074	(1,934)	26,815	(13,814)
Sales of land	144	(61)	852	1,639
Equity in loss from unconsolidated entities	(117)	(172)	(281)	(709)
Other expense, net	(887)	(407)	(1,656)	(267)
Other interest expense	(3,202)	(3,830)	(10,336)	(11,727)
Total Central	10,012	(6,404)	15,394	(24,878)
West:
Sales of homes (2)	12,138	4,782	19,143	1,423
Sales of land	102	56	184	276
Equity in earnings (loss) from unconsolidated entities (3)	(5,464)	(3,853)	(13,846)	11,358
Other income, net (4)	317	2,783	905	47,478
Other interest expense	(7,359)	(8,225)	(23,630)	(24,502)
Total West	(266)	(4,457)	(17,244)	36,033
Southeast Florida:
Sales of homes	17,741	11,040	38,141	25,018
Sales of land	(22)	—	(354)	—
Equity in loss from unconsolidated entities	(167)	(262)	(742)	(932)
Other income (expense), net (5)	(400)	1,971	15,526	2,083
Other interest expense	(2,270)	(1,849)	(6,879)	(5,298)
Total Southeast Florida	14,882	10,900	45,692	20,871
Houston:
Sales of homes	15,170	6,767	28,292	9,162
Sales of land	1,789	1,284	4,579	3,367
Equity in earnings (loss) from unconsolidated entities	(7)	—	(26)	65
Other income (expense), net	(62)	317	1,099	914
Other interest expense	(1,144)	(1,163)	(3,420)	(3,378)
Total Houston	15,746	7,205	30,524	10,130
Other:
Sales of homes	9,742	3,201	17,885	7,550
Sales of land	70	(152)	(39)	6
Equity in loss from unconsolidated entities	(111)	(107)	(228)	(2,833)
Other expense, net	(2,526)	(353)	(4,052)	(6,650)
Other interest expense	(2,467)	(2,211)	(7,279)	(6,689)
Total Other	4,708	378	6,287	(8,616)
Total homebuilding operating earnings	$71,312	27,126	147,121	83,839

(1)	Other income (expense), net, for both the three and nine months ended August 31, 2011 includes $5.1 million of income related to the favorable resolution of a joint venture.

(2)
Operating loss on the sales of homes in Homebuilding Central for both the three and nine months ended August 31, 2011 was impacted by $0.5 million and $8.1 million, respectively, of expenses associated with remedying pre-existing liabilities of a previously acquired company. Operating earnings on the sales of homes in Homebuilding West for both the three and nine months ended August 31, 2011 included an $8.1 million benefit related to changes in our cost-to-complete estimates for homebuilding communities in the close-out phase. In addition, sales of homes in our Homebuilding West segment for the nine months ended August 31, 2011 included $8.0 million related to the receipt of a non-recurring litigation settlement.

(3)
Equity in earnings from unconsolidated entities for the nine months ended August 31, 2011 included our $15.4 million share of a gain on debt extinguishment at one of our Lennar Homebuilding unconsolidated entities.

(4)
Other income, net, for the nine months ended August 31, 2011 included $29.5 million related to the receipt of a litigation settlement discussed previously in the Overview section and the recognition of $10.0 million of previously deferred management fee income related to one of Lennar Homebuilding’s unconsolidated entities.

(5)	Other income (expense), net, for the nine months ended August 31, 2012, includes a $15.0 million gain on the sale of an operating property.
Summary of Homebuilding Data
Deliveries:

	Three Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	August 31, 2012	August 31, 2011	August 31, 2012	August 31, 2011	August 31, 2012	August 31, 2011
East	1,339	1,154	$328,598	254,765	$245,000	221,000
Central	612	446	137,352	99,635	224,000	223,000
West	635	506	202,150	164,856	318,000	326,000
Southeast Florida	335	242	93,077	66,763	278,000	276,000
Houston	550	395	129,773	90,310	236,000	229,000
Other	184	122	65,842	45,969	358,000	377,000
Total	3,655	2,865	$956,792	722,298	$262,000	252,000
Of the total homes delivered listed above, 38 homes with a dollar value of $24.0 million and an average sales price of $630,000 represent home deliveries from unconsolidated entities for the three months ended August 31, 2012, compared to 33 home deliveries with a dollar value of $21.7 million and an average sales price of $657,000 for the three months ended August 31, 2011.

	Nine Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	August 31, 2012	August 31, 2011	August 31, 2012	August 31, 2011	August 31, 2012	August 31, 2011
East	3,751	3,163	$877,858	696,044	$234,000	220,000
Central	1,492	1,187	334,739	255,254	224,000	215,000
West	1,561	1,266	492,528	416,020	316,000	329,000
Southeast Florida	784	573	213,744	153,784	273,000	268,000
Houston	1,324	945	307,167	215,539	232,000	228,000
Other	447	336	154,198	128,547	345,000	383,000
Total	9,359	7,470	$2,380,234	1,865,188	$254,000	250,000
Of the total homes delivered listed above, 78 homes with a dollar value of $40.3 million and an average sales price of $516,000 represent home deliveries from unconsolidated entities for the nine months ended August 31, 2012, compared to 83 home deliveries with a dollar value of $56.9 million and an average sales price of $686,000 for the nine months ended August 31, 2011.

Sales Incentives (1):

	Three Months Ended
	Sales Incentives (In thousands)		Average Sales Incentives Per Home Delivered		Sales Incentives as a % of Revenue
	August 31, 2012	August 31, 2011	August 31, 2012	August 31, 2011	August 31, 2012	August 31, 2011
East	$40,824	36,607	$30,600	31,700	11.1%	12.6%
Central	11,355	14,197	18,600	31,800	7.6%	12.5%
West	11,435	15,751	19,100	33,300	6.0%	9.9%
Southeast Florida	9,586	9,008	28,600	37,200	9.3%	11.9%
Houston	17,000	14,701	30,900	37,200	11.6%	14.0%
Other	4,104	4,824	22,300	39,500	5.9%	9.5%
Total	$94,304	95,088	$26,100	33,600	9.2%	12.0%

	Nine Months Ended
	Sales Incentives (In thousands)		Average Sales Incentives Per Home Delivered		Sales Incentives as a % of Revenue
	August 31, 2012	August 31, 2011	August 31, 2012	August 31, 2011	August 31, 2012	August 31, 2011
East	$117,999	100,460	$31,600	31,800	11.9%	12.6%
Central	37,232	37,042	25,000	31,200	10.0%	12.7%
West	36,748	37,389	24,400	31,600	7.4%	9.4%
Southeast Florida	25,617	21,238	32,700	37,100	10.8%	12.1%
Houston	43,268	36,925	32,700	39,100	12.3%	14.6%
Other	13,158	14,836	29,400	44,200	7.9%	10.3%
Total	$274,022	247,890	$29,500	33,600	10.5%	12.1%

(1)	Sales incentives relate to home deliveries during the period, excluding deliveries by unconsolidated entities.
New Orders (2):

	Three Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	August 31, 2012	August 31, 2011	August 31, 2012	August 31, 2011	August 31, 2012	August 31, 2011
East	1,491	1,178	$376,954	267,070	$253,000	227,000
Central	644	460	158,071	100,972	245,000	220,000
West	800	521	250,776	170,096	313,000	326,000
Southeast Florida	472	221	134,875	55,787	286,000	252,000
Houston	535	418	131,644	94,669	246,000	226,000
Other	256	116	94,576	42,759	369,000	369,000
Total	4,198	2,914	$1,146,896	731,353	$273,000	251,000
Of the total new orders listed above, 35 homes with a dollar value of $23.6 million and an average sales price of $676,000 represent new orders from unconsolidated entities for the three months ended August 31, 2012, compared to 30 new orders with a dollar value of $19.8 million and an average sales price of $661,000 for the three months ended August 31, 2011.

	Nine Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	August 31, 2012	August 31, 2011	August 31, 2012	August 31, 2011	August 31, 2012	August 31, 2011
East	4,342	3,511	$1,061,269	776,245	$244,000	221,000
Central	1,923	1,314	446,965	282,846	232,000	215,000
West	2,082	1,439	633,473	476,253	304,000	331,000
Southeast Florida	1,143	644	310,339	174,871	272,000	272,000
Houston	1,585	1,103	384,682	248,371	243,000	225,000
Other	626	374	232,474	141,158	371,000	377,000
Total	11,701	8,385	$3,069,202	2,099,744	$262,000	250,000
Of the total new orders listed above, 84 homes with a dollar value of $43.8 million and an average sales price of $522,000 represent new orders from unconsolidated entities for the nine months ended August 31, 2012, compared to 86 new orders with a dollar value of $58.3 million and an average sales price of $678,000 for the nine months ended August 31, 2011.

(2)	New orders represent the number of new sales contracts executed with homebuyers, net of cancellations, during both the three and nine months ended August 31, 2012 and 2011.
Backlog:

	Homes		Dollar Value (In thousands)		Average Sales Price
	August 31, 2012	August 31, 2011	August 31, 2012	August 31, 2011	August 31, 2012	August 31, 2011
East	1,539	1,103	$405,551	258,451	$264,000	234,000
Central	740	381	176,781	80,736	239,000	212,000
West	819	352	237,839	117,453	290,000	334,000
Southeast Florida	525	194	150,032	60,121	286,000	310,000
Houston	616	403	157,118	91,615	255,000	227,000
Other	274	86	123,498	34,462	451,000	401,000
Total	4,513	2,519	$1,250,819	642,838	$277,000	255,000
Of the total homes in backlog listed above, 8 homes with a backlog dollar value of $4.6 million and an average sales price of $572,000 represent the backlog from unconsolidated entities at August 31, 2012, compared with backlog from unconsolidated entities of 6 homes with a backlog dollar value of $3.6 million and an average sales price of $592,000 at August 31, 2011.
Backlog represents the number of homes under sales contracts. Homes are sold using sales contracts, which are generally accompanied by sales deposits. In some instances, purchasers are permitted to cancel sales if they fail to qualify for financing or under certain other circumstances. The cancellation rates for both the three and nine months ended August 31, 2012 was within a range that is consistent with our historical cancellation rates. We experienced cancellation rates in our homebuilding segments and Homebuilding Other as follows:

	Three Months Ended		Nine Months Ended
	August 31, 2012	August 31, 2011	August 31, 2012	August 31, 2011
East	16%	19%	17%	18%
Central	19%	24%	17%	21%
West	16%	22%	17%	19%
Southeast Florida	11%	16%	10%	15%
Houston	24%	19%	21%	20%
Other	8%	13%	7%	7%
Total	17%	20%	17%	18%

Three Months Ended August 31, 2012 versus Three Months Ended August 31, 2011
Homebuilding East: Homebuilding revenues increased for the three months ended August 31, 2012, compared to the three months ended August 31, 2011, primarily due to an increase in the number of home deliveries in all of the states in the segment, and an increase in the average sales price of homes delivered in all of the states in the segment, except Maryland and Virginia, in which the average sales price of homes delivered decreased for the three months ended August 31, 2012, compared to the same period last year. The increase in the number of deliveries was primarily driven by an increase in demand as evidenced by higher traffic volume in some of our communities, compared to the same period last year, resulting in an increase in our home sales per community. The increase in the average sales price of homes delivered was primarily because we have been able to increase the sales price of homes delivered and/or reduce sales incentives in certain of our communities as the market continues to stabilize and begins to recover in certain areas. Gross margins on home sales were $80.5 million, or 24.6%, for the three months ended August 31, 2012, compared to gross margins on home sales of $59.4 million, or 23.3%, for the three months ended August 31, 2011. Gross margin percentage on homes increased compared to last year primarily due to a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales (11.1% in 2012, compared to 12.6% in 2011).
Homebuilding Central: Homebuilding revenues increased for the three months ended August 31, 2012 compared to the three months ended August 31, 2011, primarily due to an increase in the number of home deliveries in all of the states in the segment and an increase in the average sales price of homes delivered in all states in the segment, except Colorado. The increase in the number of deliveries was primarily driven by an increase in demand as evidenced by higher traffic volume in some of our communities, compared to the same period last year, resulting in an increase in our home sales per community. The increase in the average sales price of homes delivered was primarily because we have been able to increase the sales price of homes delivered and/or reduce sales incentives in certain of our communities as the market continues to stabilize and begins to recover in certain areas. Gross margins on home sales were $28.6 million, or 20.8%, for the three months ended August 31, 2012, compared to gross margins on home sales of $11.5 million, or 11.6%, for the three months ended August 31, 2011. Gross margin percentage on homes sales improved compared to last year primarily due to a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales (7.6% in 2012, compared to 12.5% in 2011) and lower valuation adjustments.
Homebuilding West: Homebuilding revenues increased for the three months ended August 31, 2012, compared to the three months ended August 31, 2011, primarily due to an increase in the number of home deliveries in all of the states in the segment. The increase in the number of deliveries was primarily driven by an increase in demand as evidenced by higher traffic volume in some of our communities, compared to the same period last year, resulting in an increase in our home sales per community. Gross margins on home sales were $36.7 million, or 20.5%, for the three months ended August 31, 2012, compared to gross margins on home sales of $33.9 million, or 23.7%, for the three months ended August 31, 2011. Gross margin percentage on homes sales decreased compared to last year primarily due to an $8.1 million benefit recorded in the three months ended August 31, 2011 related to changes in our cost-to-complete estimates for homebuilding communities in the cost-out phase. This decrease in gross margin percentage was partially offset by a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales (6.0% in 2012, compared to 9.9% in 2011).
Homebuilding Southeast Florida: Homebuilding revenues increased for the three months ended August 31, 2012, compared to the three months ended August 31, 2011, primarily due to an increase in the number of home deliveries in this segment driven by an increase in demand as evidenced by higher traffic volume in some of our communities, compared to the same period last year, resulting in an increase in our home sales per community and an increase in active community count. Gross margins on home sales were $24.7 million, or 26.5%, for the three months ended August 31, 2012, compared to gross margins on home sales of $17.1 million, or 25.6%, for the three months ended August 31, 2011. Gross margin percentage on homes sales improved compared to last year primarily due to a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales (9.3% in 2012, compared to 11.9% 2011).
Homebuilding Houston: Homebuilding revenues increased for the three months ended August 31, 2012, compared to the three months ended August 31, 2011, primarily due to an increase in the number of home deliveries in this segment driven by an increase in demand, compared to the same period last year, resulting in an increase in our home sales per community. Gross margins on home sales were $28.7 million, or 22.1%, for the three months ended August 31, 2012, compared to gross margins on home sales of $17.9 million, or 19.9%, for the three months ended August 31, 2011. Gross margin percentage on homes sales improved compared to last year primarily due to a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales (11.6% in 2012, compared to 14.0% in 2011).
Homebuilding Other: Homebuilding revenues increased for the three months ended August 31, 2012, compared to the three months ended August 31, 2011, primarily due to an increase in the number of home deliveries in all of the states of Homebuilding Other except for Illinois. The increase in deliveries was primarily driven by an increase in demand, compared to the same period last year, resulting in an increase in our home sales per community and increased deliveries in Oregon and

Washington, which are new operations. Gross margins on home sales were $17.1 million, or 25.9%, for the three months ended August 31, 2012, compared to gross margins on home sales of $7.7 million, or 16.9%, for the three months ended August 31, 2011. Gross margin percentage on homes sales improved compared to last year primarily due a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales (5.9% in 2012, compared to 9.5% in 2011) and lower valuation adjustments.
Nine Months Ended August 31, 2012 versus Nine Months Ended August 31, 2011
Homebuilding East: Homebuilding revenues increased for the nine months ended August 31, 2012, compared to the nine months ended August 31, 2011, primarily due to an increase in the number of home deliveries in all of the states in the segment, except Maryland and Virginia, and an increase in the average sales price of homes delivered in all of the states in the segment. The increase in the number of deliveries was primarily driven by an increase in demand as evidenced by higher traffic volume in some of our communities, compared to the same period last year, resulting in an increase in our home sales per community. The increase in the average sales price of homes delivered was primarily because we have been able to increase the sales price of homes delivered and/or reduce sales incentives in certain of our communities as the market continues to stabilize and begins to recover in certain areas. Gross margins on home sales were $202.9 million, or 23.3%, for the nine months ended August 31, 2012, compared to gross margins on home sales of $157.4 million, or 22.6%, for the nine months ended August 31, 2011. Gross margin percentage on homes increased compared to last year primarily due to a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales (11.9% in 2012, compared to 12.6% in 2011).
Homebuilding Central: Homebuilding revenues increased for the nine months ended August 31, 2012 compared to the nine months ended August 31, 2011, primarily due to an increase in the number of home deliveries in all of the states in the segment and an increase in the average sales price of homes delivered in all states in the segment, except Colorado. The increase in the number of deliveries was primarily driven by an increase in demand as evidenced by higher traffic volume in some of our communities, compared to the same period last year, resulting in an increase in our home sales per community. The increase in the average sales price of homes delivered was primarily because we have been able to increase the sales price of homes delivered and/or reduce sales incentives in certain of our communities as the market continues to stabilize and begins to recover in certain areas. Gross margins on home sales were $65.8 million, or 19.6%, for the nine months ended August 31, 2012, compared to gross margins on home sales of $30.3 million, or 11.9%, for the nine months ended August 31, 2011. Gross margin percentage on homes sales improved compared to last year primarily due to a decrease in valuation adjustments and a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales (10.0% in 2012, compared to 12.7% in 2011).
Homebuilding West: Homebuilding revenues increased for the nine months ended August 31, 2012 compared to the nine months ended August 31, 2011, primarily due to an increase in the number of home deliveries in all of the states in the segment, compared to the same period last year. The increase in the number of deliveries was primarily driven by an increase in demand as evidenced by higher traffic volume in some of our communities, compared to the same period last year, resulting in an increase in our home sales per community. Gross margins on home sales were $93.9 million, or 20.4%, for the nine months ended August 31, 2012, compared to gross margins on home sales of $75.0 million, or 20.9%, for the nine months ended August 31, 2011. Gross margin percentage on homes sales decreased slightly compared to last year primarily due to an $8.1 million benefit recorded in the nine months ended August 31, 2011 related to changes in our cost-to-complete estimates for homebuilding communities in the cost-out phase, partially offset by a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales (7.4% in 2012, compared to 9.4% in 2011).
Homebuilding Southeast Florida: Homebuilding revenues increased for the nine months ended August 31, 2012, compared to the nine months ended August 31, 2011, primarily due to an increase in the number of home deliveries in this segment driven by an increase in demand as evidenced by higher traffic volume in some of our communities, compared to the same period last year, resulting in an increase in our home sales per community. Gross margins on home sales were $58.1 million, or 27.2%, for the nine months ended August 31, 2012, compared to gross margins on home sales of $40.1 million, or 26.1%, for the nine months ended August 31, 2011. Gross margin percentage on homes sales improved compared to last year primarily due to a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales (10.8% in 2012, compared to 12.1% in 2011).
Homebuilding Houston: Homebuilding revenues increased for the nine months ended August 31, 2012, compared to the nine months ended August 31, 2011, primarily due to an increase in the number of home deliveries driven by an increase in demand as evidenced by higher traffic volume in some of our communities, compared to the same period last year, resulting in an increase in our home sales per community. Gross margins on home sales were $64.2 million, or 20.9%, for the nine months ended August 31, 2012, compared to gross margins on home sales of $39.5 million, or 18.3%, for the nine months ended August 31, 2011. Gross margin percentage on homes sales improved compared to last year primarily due to a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales (12.3% in 2012, compared to 14.6% in 2011).

Homebuilding Other: Homebuilding revenues increased for the nine months ended August 31, 2012, compared to the nine months ended August 31, 2011, primarily due to an increase in the number of home deliveries in all the states of Homebuilding Other. The increase in deliveries was primarily driven by an increase in demand as evidenced by higher traffic volume in some of our communities, compared to the same period last year, resulting in an increase in our home sales per community. Gross margins on home sales were $38.2 million, or 24.7%, for the nine months ended August 31, 2012, compared to gross margins on home sales of $22.7 million, or 17.7%, for the nine months ended August 31, 2011. Gross margin percentage on homes sales improved compared to last year primarily due to a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales (7.9% in 2012, compared to 10.3% in 2011) and lower valuation adjustments.
At August 31, 2012 and 2011, we owned 105,685 homesites and 91,386 homesites, respectively, and had access to an additional 18,147 homesites and 15,988 homesites, respectively, through either option contracts with third parties or agreements with unconsolidated entities in which we have investments. At November 30, 2011, we owned 94,684 homesites and had access to an additional 16,702 homesites through either option contracts with third parties or agreements with unconsolidated entities in which we have investments. At August 31, 2012, 3.8% of the homesites we owned were subject to home purchase contracts. At August 31, 2012 and 2011, our backlog of sales contracts was 4,513 homes ($1.3 billion) and 2,519 homes ($0.6 billion), respectively. The increase in backlog was primarily attributable to an increase in new orders in the nine months ended August 31, 2012, compared to the nine months ended August 31, 2011.
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

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(Dollars in thousands)	2012	2011	2012	2011
Revenues	$106,764	66,374	263,574	183,509
Costs and expenses	81,441	58,386	212,021	171,843
Operating earnings	$25,323	7,988	51,553	11,666
Dollar value of mortgages originated	$1,288,000	749,000	3,007,000	1,958,000
Number of mortgages originated	5,600	3,500	13,600	9,400
Mortgage capture rate of Lennar homebuyers	75%	77%	76%	78%
Number of title and closing service transactions	29,600	20,800	79,200	63,000
Number of title policies issued	39,300	28,000	100,900	91,400
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

The following table presents the results of operations of our Rialto segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2012	2011	2012	2011
Revenues	$37,194	42,065	102,874	118,283
Costs and expenses	46,396	33,562	109,964	94,184
Rialto Investments equity in earnings (loss) from unconsolidated entities	13,551	(6,505)	37,578	(4,953)
Rialto Investments other income (expense), net	(10,063)	9,743	(23,675)	38,275
Operating earnings (loss) (1)	$(5,714)	11,741	6,813	57,421

(1)
Operating earnings (loss) for the three and nine months ended August 31, 2012 include net loss attributable to noncontrolling interests of $13.4 million and $14.6 million, respectively. Operating earnings (loss) for the three and nine months ended August 31, 2011 include net earnings attributable to noncontrolling interests of $6.1 million and $30.9 million, respectively.

Distressed Asset Portfolios
In February 2010, the Rialto segment acquired indirectly 40% managing member equity interests in two limited liability companies (“LLCs”), in partnership with the FDIC. The LLCs hold performing and non-performing loans formerly owned by 22 failed financial institutions and when the Rialto segment acquired its interests in the LLCs, the two portfolios consisted of approximately 5,500 distressed residential and commercial real estate loans. The FDIC retained 60% equity interests in the LLCs and provided $626.9 million of financing with 0% interest, which is non-recourse to us and the LLCs. As of August 31, 2012, and November 30, 2011, the notes payable balance was $470.0 million and $626.9 million, respectively; however, as of August 31, 2012 and November 30, 2011, $186.0 million and $219.4 million, respectively, of cash collections on loans in excess of expenses had been deposited in a defeasance account, established for the repayment of the notes payable, under the agreement with the FDIC. The funds in the defeasance account will be used to retire the notes payable upon their maturity. During the nine months ended August 31, 2012, the LLCs retired $156.9 million principal amount of the notes payable under the agreement with the FDIC through the defeasance account.
The LLCs met the accounting definition of variable interest entities (“VIEs”) and since we were determined to be the primary beneficiary, we consolidated the LLCs. At August 31, 2012, these consolidated LLCs had total combined assets and liabilities of $1.2 billion and $0.5 billion, respectively. At November 30, 2011, these consolidated LLCs had total combined assets and liabilities of $1.4 billion and $0.7 billion, respectively.
In September 2010, the Rialto segment acquired approximately 400 distressed residential and commercial real estate loans and over 300 REO properties from three financial institutions. We paid $310 million for the distressed real estate and real estate related assets of which, $124 million was financed through a 5-year senior unsecured note provided by one of the selling institutions. During the nine months ended August 31, 2012, we retired $13 million principal amount of the 5-year senior unsecured note, thus as of August 31, 2012, there was $111 million outstanding.
Investments
An affiliate in the Rialto segment is a sub-advisor to the AB PPIP fund and receives management fees for sub-advisory services. We also made a commitment of $75 million to purchase an interest in the AB PPIP fund. During the nine months ended August 31, 2012, the Company contributed $1.9 million to the AB PPIP fund and received distributions of $75.6 million. During the three months ended August 31, 2012, the AB PPIP fund started unwinding its operations and as a result we received $71.5 million in distributions. We also earned $8.1 million in fees from the segment's role as a sub-advisor to the AB PPIP fund, which were included in the Rialto Investments revenues. As of August 31, 2012 and November 30, 2011, the carrying value of our investment in the AB PPIP fund was $12.5 million and $65.2 million, respectively. Monetization of the remaining securities in the AB PPIP fund is being finalized and liquidating distributions are expected during the fourth quarter of 2012.
In 2010, the Rialto segment completed the first closing of its Fund with initial equity commitments of approximately $300 million (including $75 million committed by us, of which our remaining outstanding commitment as of August 31, 2012 was $14.8 million). As of August 31, 2012, the equity commitments of the Fund were $700 million (including the $75 million committed by us). The Fund’s objective during its three-year investment period is to invest in distressed real estate assets and other related investments that are consistent within the Fund’s investment parameters. During the three and nine months ended August 31, 2012, we contributed $8.8 million and $26.8 million, respectively, to the Fund. Of the total contributions during the year, $13.9 million was distributed back to us as a return of capital contributions due to a securitization within the Fund. Total investor contributions to the Fund for the three and nine months ended August 31, 2012 were $196 million and $356 million, respectively. Of the total investor contributions during the nine months ended August 31, 2012, $130.0 million was distributed back to investors as a return of excess capital contributions due to a securitization within the Fund. Total investor contributions to the Fund since inception, including allocated income and net of the $130.0 million distribution were $868 million. Since inception, the Fund has acquired distressed real estate asset portfolios and has invested in commercial mortgage backed securities (“CMBS”) at a discount to par value. As of August 31, 2012 and November 30, 2011, the carrying value of our investment in the Fund was $79.8 million and $50.1 million, respectively. For the three and nine months ended August 31, 2012, our share of earnings from the Fund was $6.2 million and $16.8 million, respectively. For the three and nine months ended August 31, 2011, our share of earnings from the Fund was $1.3 million and $0.9 million, respectively.
In addition, in 2010, the Rialto segment also invested in approximately $43 million of non-investment grade CMBS for $19.4 million, representing a 55% discount to par value. As of August 31, 2012 and November 30, 2011, the carrying value of the investment securities was $14.8 million and $14.1 million, respectively.
Additionally, another subsidiary in the Rialto segment has approximately a 5% investment in a service and infrastructure provider to the residential home loan market (the “Servicer Provider”), which provides services to the consolidated LLCs, among others. As of August 31, 2012 and November 30, 2011, the carrying value of our investment in the Servicer Provider was $8.7 million and $8.8 million, respectively.

(2) Financial Condition and Capital Resources
At August 31, 2012, we had cash and cash equivalents related to our homebuilding, financial services and Rialto operations of $845.2 million, compared to $927.3 million at August 31, 2011.
We finance our land acquisition and development activities, construction activities, financial services activities, Rialto activities and general operating needs primarily with cash generated from our operations, debt issuances and equity offerings, as well as cash borrowed under our warehouse lines of credit and our credit facility.
Operating Cash Flow Activities
During the nine months ended August 31, 2012 and August 31, 2011, cash used in operating activities totaled $490.5 million and $115.6 million, respectively. During the nine months ended August 31, 2012, cash used in operating activities were impacted by our net earnings (net of our deferred income tax benefit) and a decrease in receivables, offset by a decrease in accounts payable and other liabilities, an increase in Lennar Financial Services loans held-for-sale and an increase in inventories due to strategic land purchases.
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
Investing Cash Flow Activities
During the nine months ended August 31, 2012 and 2011, cash provided by (used in) investing activities totaled $241.0 million and ($161.6) million, respectively. During the nine months ended August 31, 2012, we received $52.9 million of principal payments on Rialto Investments loans receivable and $121.8 million of proceeds from the sales of REO. In addition, cash increased due to a $33.4 million decrease in Rialto Investments defeasance cash, $26.5 million of distributions of capital from Lennar Homebuilding unconsolidated entities and $83.4 million of distributions of capital from the Rialto Investments' unconsolidated entities, primarily related to the unwinding of the AB PPIP fund. This was partially offset by $55.7 million of cash contributions to Lennar Homebuilding unconsolidated entities primarily for working capital and debt reduction and $28.7 million of cash contributions to the Rialto Investments' unconsolidated entities.
During the nine months ended August 31, 2011, we received $52.8 million of principal payments on Rialto Investments loans receivable, $55.3 million of proceeds from the sale of REO and $25.3 million of distributions of capital from Lennar Homebuilding unconsolidated entities. This was offset by $89.5 million of cash contributions to Lennar Homebuilding unconsolidated entities primarily for working capital and debt reduction, $64.4 million of cash contributions to the Rialto Investments' unconsolidated entities, $88.4 million increase in Rialto Investments defeasance cash and $51.9 million to purchase investment securities held-to-maturity by Lennar Financial Services.
We are always evaluating the possibility of acquiring homebuilders and other companies. However, at August 31, 2012, we had no agreements or understandings regarding any significant transactions.

Financing Cash Flow Activities
During the nine months ended August 31, 2012, our cash used in financing activities of $68.9 million was primarily attributed to the partial redemption of our 5.95% Senior Notes, principal repayments on Rialto Investments notes payable, net repayments under our Lennar Financial Services’ 364-day warehouse repurchase facilities and principal payments on other borrowings, partially offset by the receipt of proceeds of the $400 million 4.75% senior notes due 2017 (the "4.75% Senior Notes") and the sale of an additional $50 million aggregate principal amount of our 3.25% convertible senior notes due 2021 that the initial purchasers acquired to cover over-allotments. During the nine months ended August 31, 2011, our cash used in financing activities of $189.6 million was primarily attributed to principal payments on other borrowings and net repayments under our Lennar Financial Services’ warehouse repurchase facilities.
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

(Dollars in thousands)	August 31, 2012	November 30, 2011	August 31, 2011
Lennar Homebuilding debt	$3,671,595	3,362,759	3,127,649
Stockholders’ equity	3,271,722	2,696,468	2,670,491
Total capital	$6,943,317	6,059,227	5,798,140
Lennar Homebuilding debt to total capital	52.9%	55.5%	53.9%
Lennar Homebuilding debt	$3,671,595	3,362,759	3,127,649
Less: Lennar Homebuilding cash and cash equivalents	692,004	1,024,212	800,332
Net Lennar Homebuilding debt	$2,979,591	2,338,547	2,327,317
Net Lennar Homebuilding debt to total capital (1)	47.7%	46.4%	46.6%

(1)
Net Lennar Homebuilding debt to total capital consists of net Lennar Homebuilding debt (Lennar Homebuilding debt less Lennar Homebuilding cash and cash equivalents) divided by total capital (net Lennar Homebuilding debt plus stockholders’ equity).

At August 31, 2012, Lennar Homebuilding debt to total capital was lower compared to August 31, 2011, due to an increase in stockholder’s equity primarily related to our net earnings, which included the partial reversal of our deferred tax asset valuation allowance of $447.0 million, partially offset by the increase in Lennar Homebuilding debt primarily as a result of an increase in senior notes.
Our Lennar Homebuilding average debt outstanding was $3.5 billion for the nine months ended August 31, 2012, compared to $3.1 billion for the nine months ended August 31, 2011. The average rate for interest incurred was 5.5% for the nine months ended August 31, 2012 compared to 5.8% for the nine months ended August 31, 2011. Interest incurred related to homebuilding debt for the nine months ended August 31, 2012 was $163.7 million, compared to $151.0 million in the same period last year. The majority of our short-term financing needs, including financings for land acquisition and development activities and general operating needs, are met with cash generated from operations and proceeds from debt issuances.
At August 31, 2012, we had a $150 million Letter of Credit and Reimbursement Agreement with certain financial institutions, which may be increased to $200 million, but for which there are currently no commitments for the additional $50 million. At August 31, 2012, we also had a $50 million Letter of Credit and Reimbursement Agreement with certain financial institutions that had a $50 million accordion feature for which there are currently no commitments, and a $200 million Letter of Credit Facility with a financial institution. Additionally, in May 2012, we entered into a 3-year unsecured revolving credit facility (the "Credit Facility") with certain financial institutions that expires in May 2015. As of August 31, 2012, the maximum aggregate commitment under the Credit Facility is $525 million, of which $440 million is committed and $85 million is available through an accordion feature, subject to additional commitments. Subsequent to August 31, 2012, the committed amount under the Credit Facility was increased to $500 million. As of August 31, 2012, we had no outstanding borrowings under the Credit Facility. We believe we were in compliance with our debt covenants at August 31, 2012.
Our performance letters of credit outstanding were $100.3 million and $68.0 million, respectively, at August 31, 2012 and November 30, 2011. Our financial letters of credit outstanding were $201.2 million and $199.3 million, respectively, at August 31, 2012 and November 30, 2011. Performance letters of credit are generally posted with regulatory bodies to guarantee our performance of certain development and construction activities, and financial letters of credit are generally posted in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral.

In the three months ended August 31, 2012, we issued $400 million aggregate principal amount of 4.75% Senior Notes at a price of 100% in a private placement. Proceeds from the offering, after payment of expenses, were $396.2 million. We used a portion of the net proceeds of the sale of the 4.75% Senior Notes to fund purchases pursuant to our tender offer for our 5.95% Senior Notes. We will use the remaining net proceeds of the sale of the 4.75% Senior Notes for working capital and general corporate purposes. Interest on the 4.75% Senior Notes is due semi-annually beginning October 15, 2012. The 4.75% Senior Notes are unsecured and unsubordinated, but are guaranteed by substantially all of our wholly owned homebuilding subsidiaries. At August 31, 2012, the carrying amount of the 4.75% Senior Notes was $400.0 million.
During the three months ended August 31, 2012, we repurchased $204.7 million aggregate principal amount of our 5.95% Senior Notes through a tender offer that ran from July 17, 2012 through August 14, 2012, resulting in a pre-tax loss of $6.5 million included in Lennar Homebuilding other income (expense), net.
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
The following are computations of the minimum net worth test, maximum leverage ratio, and liquidity test, as calculated per the Agreement as of August 31, 2012:

(Dollars in thousands)	Covenant Level	Level Achieved as of August 31, 2012
Minimum net worth test (1)	$1,718,756	2,400,501
Maximum leverage ratio (2)	67.0%	49.7%
Liquidity test (3)	1.00	3.34
The terms minimum net worth test, maximum leverage ratio and liquidity test used in the Agreement are specifically calculated per the Agreement and differ in specified ways from comparable GAAP or common usage terms. Our minimum net worth test, maximum leverage ratio and liquidity test were calculated for purposes of the Agreement as of August 31, 2012 as follows:

(1)	The minimum consolidated tangible net worth and the consolidated tangible net worth as calculated per the Agreement are as follows:

Minimum consolidated tangible net worth
(Dollars in thousands)	As of August 31, 2012
Stated minimum consolidated tangible net worth per the Agreement	$1,459,657
Plus: 50% of cumulative consolidated net income as calculated per the Agreement, if positive	259,099
Required minimum consolidated tangible net worth per the Agreement	$1,718,756

Consolidated tangible net worth
(Dollars in thousands)	As of August 31, 2012
Total equity	$3,858,377
Less: Intangible assets (a)	(51,968)
Tangible net worth as calculated per the Agreement	3,806,409
Less: Consolidated equity of mortgage banking, Rialto and other designated subsidiaries (b)	(1,269,340)
Less: Lennar Homebuilding noncontrolling interests	(136,568)
Consolidated tangible net worth as calculated per the Agreement	$2,400,501

(a)	Intangible assets represent the Financial Services' title operations goodwill and title plant assets.

(b)
Consolidated equity of mortgage banking subsidiaries represents the equity of the Lennar Financial Services segment's mortgage banking operations. Consolidated equity of other designated subsidiaries represents the equity of certain subsidiaries included within the Lennar Financial Services segment's title operations that are prohibited from being guarantors under this Agreement. The consolidated equity of Rialto, as calculated per the Agreement, represents Rialto total assets minus Rialto total liabilities as disclosed in Note 8 of the notes to our condensed consolidated financial statements as of August 31, 2012. The consolidated equity of mortgage banking subsidiaries, Rialto and other designated subsidiaries are included in equity in our condensed consolidated balance sheet as of August 31, 2012.

(2)	The leverage ratio as calculated per the Agreement is as follows:

Leverage ratio:
(Dollars in thousands)	As of August 31, 2012
Lennar Homebuilding senior notes and other debts payable	$3,671,595
Less: Debt of Lennar Homebuilding consolidated entities (a)	(222,530)
Funded debt as calculated per the Agreement	3,449,065
Plus: Financial letters of credit (b)	201,763
Plus: Lennar's recourse exposure related to Lennar Homebuilding unconsolidated/consolidated entities, net (c)	99,330
Consolidated indebtedness as calculated per the Agreement	3,750,158
Less: Unrestricted cash and cash equivalents in excess of required liquidity per the Agreement (d)	(695,879)
Numerator as calculated per the Agreement	$3,054,279
Denominator as calculated per the Agreement	$6,150,659
Leverage ratio (e)	49.7%

(a)	Debt of our Lennar Homebuilding consolidated entities is included in Lennar Homebuilding senior notes and other debts payable in our condensed consolidated balance sheet as of August 31, 2012.

(b)
Our financial letters of credit outstanding include $201.2 million disclosed in Note 11 of the notes to our condensed consolidated financial statements as of August 31, 2012 and $0.6 million of financial letters of credit related to the Financial Services segment's title operations.

(c)
Lennar's recourse exposure related to the Lennar Homebuilding unconsolidated and consolidated entities, net includes $48.2 million of net recourse exposure related to Lennar Homebuilding unconsolidated entities and $51.1 million of recourse exposure related to Lennar Homebuilding consolidated entities, which is included in Lennar Homebuilding senior notes and other debts payable in our condensed consolidated balance sheet as of August 31, 2012.

(d)
Unrestricted cash and cash equivalents include $692.0 million of Lennar Homebuilding cash and cash equivalents and $13.9 million of Lennar Financial Services cash and cash equivalents, excluding cash and cash equivalents from mortgage banking subsidiaries and other designated subsidiaries within the Lennar Financial Services segment.

(e)
Leverage ratio consists of the numerator as calculated per the Agreement divided by the denominator as calculated per the Agreement (consolidated indebtedness as calculated per the Agreement, plus consolidated tangible net worth as calculated per the Agreement).

(3)	Liquidity as calculated per the Agreement is as follows:

Liquidity test
(Dollars in thousands)	As of August 31, 2012
Unrestricted cash and cash equivalents as calculated per the Agreement (a)	$692,724
Consolidated interest incurred as calculated per the Agreement (b)	$207,248
Liquidity (c)	3.34

(a)
Unrestricted cash and cash and cash equivalents at August 31, 2012 for the liquidity test calculation includes $692.0 million of Lennar Homebuilding cash and cash equivalents plus $13.9 million of Lennar Financial Services cash and cash equivalents, excluding cash and cash equivalents from mortgage banking subsidiaries and other designated subsidiaries within the Lennar Financial Services segment, minus $13.2 million of cash and cash equivalents of Lennar Homebuilding consolidated joint ventures.

(b)
Consolidated interest incurred as calculated per the Agreement for the last twelve months ended August 31, 2012 includes Lennar Homebuilding interest incurred of $214.1 million, minus (1) interest incurred related to our partner's share of Lennar Homebuilding consolidated joint ventures included within Lennar Homebuilding interest incurred, (2) Lennar Homebuilding interest income included within Lennar Homebuilding other income, net, and (3) Lennar Financial Services interest income, excluding interest income from mortgage banking subsidiaries and other designated subsidiaries within the Lennar Financial Services operations.

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

At August 31, 2012, our Lennar Financial Services segment had a 364-day warehouse repurchase facility with a maximum aggregate commitment of $100 million and an additional uncommitted amount of $50 million that matures in February 2013, a 364-day warehouse repurchase facility with a maximum aggregate commitment of $150 million that matures in June 2013, and another 364-day warehouse repurchase facility with a maximum aggregate commitment of $200 million that matures in July 2013. The maximum aggregate commitment and uncommitted amount under these facilities totaled $450 million and $50 million, respectively, as of August 31, 2012.
Our Lennar Financial Services segment uses these facilities to finance its lending activities until the mortgage loans are sold to investors and expects the facilities to be renewed or replaced with other facilities when they mature. Borrowings under the facilities were $357.7 million and $410.1 million, respectively, at August 31, 2012 and November 30, 2011, and were collateralized by mortgage loans and receivables on loans sold to investors but not yet paid for with outstanding principal balances of $383.2 million and $431.6 million, respectively, at August 31, 2012 and November 30, 2011.
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
Changes in Capital Structure
We have a stock repurchase program which permits the purchase of up to 20 million shares of our outstanding common stock. During both the nine months ended August 31, 2012 and 2011, there were no repurchases of common stock under the stock repurchase program. As of August 31, 2012, 6.2 million shares of common stock can be repurchased in the future under the program.
During the three months ended August 31, 2012, treasury stock had no change in Class A common shares. During the nine months ended August 31, 2012, treasury stock decreased by 0.3 million Class A common shares due to activity related to our equity compensation plan.
On July 25, 2012, we paid cash dividends of $0.04 per share for both our Class A and Class B common stock to holders of record at the close of business on July 11, 2012, as declared by our Board of Directors on June 26, 2012. On October 1, 2012, our Board of Directors declared a quarterly cash dividend of $0.04 per share on both our Class A and Class B common stock, payable on October 29, 2012 to holders of record at the close of business on October 15, 2012.
Based on our current financial condition and credit relationships, we believe that our operations and borrowing resources will provide for our current and long-term capital requirements at our anticipated levels of activity.
Off-Balance Sheet Arrangements
Lennar Homebuilding: Investments in Unconsolidated Entities
At August 31, 2012, we had equity investments in 36 homebuilding and land unconsolidated entities (of which 8 had recourse debt, 6 non-recourse debt and 22 had no debt), compared to 35 homebuilding and land unconsolidated entities at November 30, 2011. Historically, we invested in unconsolidated entities that acquired and developed land (1) for our homebuilding operations or for sale to third parties or (2) for the construction of homes for sale to third-party homebuyers. Through these entities, we primarily sought to reduce and share our risk by limiting the amount of our capital invested in land, while obtaining access to potential future homesites and allowing us to participate in strategic ventures. The use of these entities also, in some instances, enabled us to acquire land to which we could not otherwise obtain access, or could not obtain access on as favorable terms, without the participation of a strategic partner. Participants in these joint ventures have been land owners/developers, other homebuilders and financial or strategic partners. Joint ventures with land owners/developers have given us access to homesites owned or controlled by our partners. Joint ventures with other homebuilders have provided us with the ability to bid jointly with our partners for large land parcels. Joint ventures with financial partners have allowed us to combine our homebuilding expertise with access to our partners’ capital. Joint ventures with strategic partners have allowed us to combine our homebuilding expertise with the specific expertise (e.g. commercial or infill experience) of our partner. Each joint venture is governed by an executive committee consisting of members from the partners.
Summarized condensed financial information on a combined 100% basis related to Lennar Homebuilding’s unconsolidated entities that are accounted for by the equity method was as follows:
Statements of Operations and Selected Information

	Three Months Ended		At or for the Nine Months Ended
	August 31,		August 31,
(Dollars in thousands)	2012	2011	2012	2011
Revenues	$110,823	104,690	264,336	255,004
Costs and expenses	126,007	108,599	303,717	261,073
Other income	10,515	—	10,515	123,007
Net earnings (loss) of unconsolidated entities	$(4,669)	(3,909)	(28,866)	116,938
Our share of net earnings (loss)	$(5,595)	(4,218)	(15,351)	25,520
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities (1)	$(5,991)	(4,552)	(14,289)	6,526
Our cumulative share of net earnings - deferred at August 31, 2012 and 2011, respectively			$1,662	6,815
Our investments in unconsolidated entities			$570,666	653,080
Equity of the unconsolidated entities			$2,112,963	2,279,503
Our investment % in the unconsolidated entities			27%	29%

(1)
For the nine months ended August 31, 2012, Lennar Homebuilding equity in earnings (loss) includes $5.5 million of valuation adjustments related to strategic asset sales at Lennar Homebuilding's unconsolidated entities. For the nine months ended August 31, 2011, Lennar Homebuilding equity in earnings included a $15.4 million gain related to the Company’s share of a $123.0 million gain on debt extinguishment at a Lennar Homebuilding unconsolidated entity, partially offset by $5.2 million of valuation adjustments related to assets of Lennar Homebuilding’s unconsolidated entities.

Balance Sheets

(In thousands)	August 31, 2012	November 30, 2011
Assets:
Cash and cash equivalents	$108,024	90,584
Inventories	2,840,523	2,895,241
Other assets	233,199	277,152
	$3,181,746	3,262,977
Liabilities and equity:
Accounts payable and other liabilities	$284,939	246,384
Debt	783,844	960,627
Equity	2,112,963	2,055,966
	$3,181,746	3,262,977
As of August 31, 2012 and November 30, 2011, our recorded investments in Lennar Homebuilding unconsolidated entities were $570.7 million and $545.8 million, respectively, while the underlying equity in Lennar Homebuilding unconsolidated entities partners’ net assets as of as of August 31, 2012 and November 30, 2011 was $675.0 million and $628.1 million, respectively, primarily as a result of us buying at a discount a partner's equity in a Lennar Homebuilding unconsolidated entity.
In fiscal 2007, we sold a portfolio of land to a strategic land investment venture with Morgan Stanley Real Estate Fund II, L.P., an affiliate of Morgan Stanley & Co., Inc., in which we have approximately a 20% ownership interest and 50% voting rights. Due to our continuing involvement, the transaction did not qualify as a sale by us under GAAP; thus, the inventory has remained on our condensed consolidated balance sheets in consolidated inventory not owned. As of August 31, 2012 and November 30, 2011, the portfolio of land (including land development costs) of $294.9 million and $372.0 million, respectively, is also reflected as inventory in the summarized condensed financial information related to Lennar Homebuilding’s unconsolidated entities.
Debt to total capital of the Lennar Homebuilding unconsolidated entities in which we have investments was calculated as follows:

(Dollars in thousands)	August 31, 2012	November 30, 2011
Debt	$783,844	960,627
Equity	2,112,963	2,055,966
Total capital	$2,896,807	3,016,593
Debt to total capital of our unconsolidated entities	27.1%	31.8%
Our investments in Lennar Homebuilding unconsolidated entities by type of venture were as follows:

(In thousands)	August 31, 2012	November 30, 2011
Land development	$492,520	461,077
Homebuilding	78,146	84,683
Total investments	$570,666	545,760
The summary of our net recourse exposure related to the Lennar Homebuilding unconsolidated entities in which we have investments was as follows:

(In thousands)	August 31, 2012	November 30, 2011
Several recourse debt - repayment	$44,795	62,408
Joint and several recourse debt - repayment	22,043	46,292
Lennar’s maximum recourse exposure	66,838	108,700
Less: joint and several reimbursement agreements with our partners	(18,673)	(33,795)
Lennar’s net recourse exposure	$48,165	74,905
During the nine months ended August 31, 2012, our maximum recourse exposure related to indebtedness of Lennar Homebuilding unconsolidated entities decreased by $41.9 million, as a result of $13.7 million paid by us primarily through capital contributions to unconsolidated entities and $28.2 million primarily related to the joint ventures selling assets and other transactions.
As of August 31, 2012 and November 30, 2011, we had no obligation guarantees accrued. The obligation guarantees, if any, are estimated based on current facts and circumstances and any unexpected changes may lead us to incur obligation guarantees in the future.
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

(In thousands)	August 31, 2012	November 30, 2011
Assets	$1,807,541	1,865,144
Liabilities	$766,222	815,815
Equity	$1,041,319	1,049,329
In addition, in most instances in which we have guaranteed debt of a Lennar Homebuilding unconsolidated entity, our partners have also guaranteed that debt and are required to contribute their share of the guarantee payment. Historically, we have had repayment guarantees and maintenance guarantees. In a repayment guarantee, we and our venture partners guarantee repayment of a portion or all of the debt in the event of a default before the lender would have to exercise its rights against the collateral. In the event of default, if our venture partner does not have adequate financial resources to meet its obligation under our reimbursement agreement, we may be liable for more than our proportionate share, up to our maximum recourse exposure, which is the full amount covered by the joint and several guarantee. The maintenance guarantees only apply if the value of the collateral (generally land and improvements) is less than a specified percentage of the loan balance. If we are required to make a payment under a maintenance guarantee to bring the value of the collateral above the specified percentage of the loan balance, the payment would generally constitute a capital contribution or loan to the Lennar Homebuilding unconsolidated entity and increase our share of any funds the unconsolidated entity distributes. As of August 31, 2012, we do not have maintenance guarantees related to our Lennar Homebuilding unconsolidated entities.
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
During the three months ended August 31, 2012, there were other loan paydowns relating to recourse debt of $1.3 million. During the three months ended August 31, 2011, there were: (1) no payments under our maintenance guarantees and (2) other loan paydowns of $3.1 million, a portion of which related to amounts paid under our repayment guarantees. During both the three months ended August 31, 2012 and 2011, there were no payments under completion guarantees.
During the nine months ended August 31, 2012, there were other loan paydowns relating to recourse debt of $5.2 million. During the nine months ended August 31, 2011, there were: (1) payments of $1.7 million under our maintenance guarantees and (2) other loan paydowns of $16.1 million, a portion of which related to amounts paid under our repayment guarantees. During both the nine months ended August 31, 2012 and 2011, there were no payments under completion guarantees.
As of August 31, 2012, the fair values of the repayment guarantees and completion guarantees were not material. We believe that as of August 31, 2012, in the event we become legally obligated to perform under a guarantee of the obligation of a Lennar Homebuilding unconsolidated entity due to a triggering event under a guarantee, most of the time the collateral should be sufficient to repay at least a significant portion of the obligation or we and our partners would contribute additional capital into the venture. In certain instances, we have placed performance letters of credit and surety bonds with municipalities for our joint ventures (see Note 11).

The total debt of Lennar Homebuilding unconsolidated entities in which we have investments was as follows:

(In thousands)	August 31, 2012	November 30, 2011
Lennar’s net recourse exposure	$48,165	74,905
Reimbursement agreements from partners	18,673	33,795
Lennar’s maximum recourse exposure	$66,838	108,700
Non-recourse bank debt and other debt (partner’s share of several recourse)	$104,874	149,937
Non-recourse land seller debt or other debt	26,341	26,391
Non-recourse debt with completion guarantees	476,650	441,770
Non-recourse debt without completion guarantees	109,141	233,829
Non-recourse debt to Lennar	717,006	851,927
Total debt	$783,844	960,627
Lennar’s maximum recourse exposure as a % of total JV debt	9%	11%
In view of current credit market conditions, it is not uncommon for lenders to real estate developers, including joint ventures in which we have interests, to assert non-monetary defaults (such as failure to meet construction completion deadlines or declines in the market value of collateral below required amounts) or technical monetary defaults against the real estate developers. In most instances, those asserted defaults are resolved by modifications of the loan terms, additional equity investments or other concessions by the borrowers. In addition, in some instances, real estate developers, including joint ventures in which we have interests, are forced to request temporary waivers of covenants in loan documents or modifications of loan terms, which are often, but not always obtained. However, in some instances developers, including joint ventures in which we have interests, are not able to meet their monetary obligations to lenders, and are thus declared in default. Because we sometimes guarantee all or portions of the obligations to lenders of joint ventures in which we have interests, when these joint ventures default on their obligations, lenders may or may not have claims against us. Normally, we do not make payments with regard to guarantees of joint venture obligations while the joint ventures are contesting assertions regarding sums due to their lenders. When it is determined that a joint venture is obligated to make a payment that we have guaranteed and the joint venture will not be able to make that payment, we accrue the amounts probable to be paid by us as a liability. Although we generally fulfill our guarantee obligations within a reasonable time after we determine that we are obligated with regard to them, at any point in time it is likely that we will have some balance of unpaid guarantee liability. At both August 31, 2012 and November 30, 2011, we had no liabilities accrued for unpaid guarantees of joint venture indebtedness on our condensed consolidated balance sheets.
The following table summarizes the principal maturities of our Lennar Homebuilding unconsolidated entities (“JVs”) debt as per current debt arrangements as of August 31, 2012 and does not represent estimates of future cash payments that will be made to reduce debt balances. Many JV loans have extension options in the loan agreements that would allow the loans to be extended into future years.

		Principal Maturities of Unconsolidated JVs by Period
(In thousands)	Total JV Assets (1)	Total JV Debt	2012	2013	2014	Thereafter	Other Debt (2)
Net recourse debt to Lennar		$48,165	1,295	16,631	4,535	25,704	—
Reimbursement agreements		18,673	—	—	—	18,673	—
Maximum recourse debt exposure to Lennar	1,807,541	66,838	1,295	16,631	4,535	44,377	—
Debt without recourse to Lennar	962,522	717,006	16,704	98,571	27,066	544,808	29,857
Total	$2,770,063	783,844	17,999	115,202	31,601	589,185	29,857

(1)	Excludes unconsolidated joint venture assets where the joint venture has no debt.

(2)	Represents land seller debt and other debt.
The following table is a breakdown of the assets, debt and equity of the Lennar Homebuilding unconsolidated joint ventures by partner type as of August 31, 2012:

(Dollars in thousands)	Total JV Assets	Maximum Recourse Debt Exposure to Lennar	Reimbursement Agreements	Net Recourse Debt to Lennar	Total Debt Without Recourse to Lennar	Total JV Debt	Total JV Equity	JV Debt to Total Capital Ratio	Remaining Homes/ Homesites in JV
Partner Type:
Financial	$2,386,847	42,747	18,673	24,074	558,058	600,805	1,495,444	29%	39,777
Land Owners/Developers	404,601	19,557	—	19,557	87,149	106,706	282,912	27%	14,492
Strategic	103,838	2,034	—	2,034	9,186	11,220	91,123	11%	2,024
Other Builders	286,460	2,500	—	2,500	32,756	35,256	243,484	13%	4,927
Total	$3,181,746	66,838	18,673	48,165	687,149	753,987	2,112,963	26%	61,220
Land seller debt and other debt		$—	—	—	29,857	29,857
Total JV debt		$66,838	18,673	48,165	717,006	783,844
The table below indicates the assets, debt and equity of our 10 largest Lennar Homebuilding unconsolidated joint venture investments as of August 31, 2012:

(Dollars in thousands)	Lennar’s Investment	Total JV Assets	Maximum Recourse Debt Exposure to Lennar	Reimbursement Agreements	Net Recourse Debt to Lennar	Total Debt Without Recourse to Lennar	Total JV Debt	Total JV Equity	JV Debt to Total Capital Ratio
Top Ten JVs (1):
Heritage Fields El Toro	$133,730	1,446,320	22,000	—	22,000	480,406	502,406	858,315	37%
Central Park West Holdings	61,970	133,385	20,748	18,673	2,075	62,243	82,991	48,689	63%
Newhall Land Development	45,291	451,034	—	—	—	—	—	262,228	—%
Ballpark Village	42,019	131,137	—	—	—	46,910	46,910	83,818	36%
Runkle Canyon	38,343	77,847	—	—	—	—	—	76,686	—%
LS College Park	36,054	73,878	—	—	—	—	—	70,584	—%
MS Rialto Residential Holdings	35,689	299,734	—	—	—	15,409	15,409	274,285	5%
Treasure Island Community Development	27,472	55,787	—	—	—	—	—	54,975	—%
Rocking Horse Partners	20,660	49,141	—	—	—	7,038	7,038	41,308	15%
Willow Springs Properties	18,879	33,974	—	—	—	—	—	32,027	—%
10 largest JV investments	460,107	2,752,237	42,748	18,673	24,075	612,006	654,754	1,802,915	27%
Other JVs	110,559	429,509	24,090	—	24,090	75,143	99,233	310,048	24%
Total	$570,666	3,181,746	66,838	18,673	48,165	687,149	753,987	2,112,963	26%
Land seller debt and other debt	$		—	—	—	29,857	29,857
Total JV debt	$		66,838	18,673	48,165	717,006	783,844

(1)
All of the joint ventures presented in the table above operate in our Homebuilding West segment except for Rocking Horse Partners and Willow Springs Properties, which operate in our Homebuilding Central segment and MS Rialto Residential Holdings, which operates in all of our homebuilding segments and Homebuilding Other.

The table below indicates the percentage of assets, debt and equity of our 10 largest Lennar Homebuilding unconsolidated joint venture investments, as of August 31, 2012:

	% of Total JV Assets	% of Maximum Recourse Debt Exposure to Lennar	% of Net Recourse Debt to Lennar	% of Total Debt Without Recourse to Lennar	% of Total JV Equity
10 largest JVs	87%	64%	50%	89%	85%
Other JVs	13%	36%	50%	11%	15%
Total	100%	100%	100%	100%	100%

Rialto Investments: Investments in Unconsolidated Entities
An affiliate of our Rialto segment is a sub-advisor to the AB PPIP fund and receives management fees for sub-advisory services. During the three months ended August 31, 2012, the AB PPIP fund started unwinding its operations, selling $4.5 billion in face amount of non-agency residential mortgage-backed securities and commercial mortgage-backed securities with a carrying value of $2.9 billion for $3.1 billion. As a result, we received $71.5 million in distributions. We also earned $8.1 million in fees from the segment's role as a sub-advisor to the AB PPIP fund, which were included in the Rialto Investments revenues. As of August 31, 2012, the remaining balance of investment securities in the AB PPIP fund was $412.6 million, which is included in the investment securities reflected in the summarized condensed balance sheets of Rialto’s unconsolidated entities. Monetization of the remaining securities in the AB PPIP fund is being finalized and liquidating distributions are expected during the fourth quarter of 2012. As of August 31, 2012 and November 30, 2011, the carrying value of our investment in the AB PPIP fund was $12.5 million and $65.2 million, respectively.
During 2010, we committed to invest $75 million in the Rialto segment’s Fund, of which our remaining outstanding commitment as of August 31, 2012 was $14.8 million. As of August 31, 2012, the equity commitments of the Fund were $700 million (including the $75 million committed by us). During the three and nine months ended August 31, 2012, the Company contributed $8.8 million and $26.8 million, respectively, to the Fund. Of the total contributions during the year, $13.9 million was distributed back to us as a return of excess capital contributions due to a securitization within the Fund. Total investor contributions to the Fund for the three and nine months ended August 31, 2012 were $196 million and $356 million, respectively. Of the total contributions during the nine months ended August 31, 2012, $130.0 million was distributed back to investors as a return of capital contributions due to a securitization within the Fund. Total investor contributions to the Fund since inception, including allocated income and net of the $130.0 million distribution were $868 million. As of August 31, 2012 and November 30, 2011, the carrying value of our investment in the Fund was $79.8 million and $50.1 million, respectively. For the three and nine months ended August 31, 2012, our share of earnings from the Fund was $6.2 million and $16.8 million, respectively. For the three and nine months ended August 31, 2011, our share of earnings from the Fund was $1.3 million and $0.9 million, respectively.
Additionally, another subsidiary in our Rialto segment also has approximately a 5% investment in the Servicer Provider, which provides services to the consolidated LLCs, among others. As of August 31, 2012 and November 30, 2011, the carrying value of our investment in the Servicer Provider was $8.7 million and $8.8 million, respectively.
Summarized condensed financial information on a combined 100% basis related to Rialto’s investment in unconsolidated entities that are accounted for by the equity method was as follows:
Balance Sheets

(In thousands)	August 31, 2012	November 30, 2011
Assets (1):
Cash and cash equivalents	$192,212	60,936
Loans receivable	392,251	274,213
Real estate owned	147,306	47,204
Investment securities	712,636	4,336,418
Other assets	200,760	171,196
	$1,645,165	4,889,967
Liabilities and equity (1):
Accounts payable and other liabilities	$116,946	320,353
Notes payable	160,310	40,877
Partner loans	163,516	137,820
Debt due to the U.S. Treasury	—	2,044,950
Equity	1,204,393	2,345,967
	$1,645,165	4,889,967

(1)
During the three months ended August 31, 2012, the AB PPIP fund started unwinding its operations by selling its investments. Therefore, the assets of the Rialto Investments unconsolidated entities decreased significantly from November 30, 2011 to August 31, 2012. Monetization of the remaining securities in the AB PPIP fund is being finalized and liquidating distributions are expected during the fourth quarter of 2012.

Statements of Operations

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(In thousands)	2012	2011	2012	2011
Revenues	$115,800	122,153	357,328	355,085
Costs and expenses	75,233	53,183	178,414	139,699
Other income (expense), net (1)	366,696	(303,141)	670,471	(382,271)
Net earnings (loss) of unconsolidated entities	$407,263	(234,171)	849,385	(166,885)
Rialto Investments equity in earnings (loss) from unconsolidated entities	$13,551	(6,505)	37,578	(4,953)

(1)
Other income (expense), net, for the three and nine months ended August 31, 2012 includes the AB PPIP Fund’s mark-to-market unrealized gains and unrealized losses, as well as realized gains from the sale of investments in the portfolio underlying the AB PPIP fund, all of which our portion is a small percentage. Other income (expense), net, for the three and nine months ended August 31, 2011 includes the AB PPIP Fund’s mark-to-market unrealized gains and unrealized losses, all of which our portion is a small percentage.

Option Contracts
We have access to land through option contracts, which generally enables us to control portions of properties owned by third parties (including land funds) and unconsolidated entities until we have determined whether to exercise the options.
The table below indicates the number of homesites owned and homesites to which we had access through option contracts with third parties (“optioned”) or unconsolidated joint ventures (“JVs”) (i.e., controlled homesites) at August 31, 2012 and 2011:

	Controlled Homesites
August 31, 2012	Optioned	JVs	Total	Owned Homesites	Total Homesites
East	3,909	339	4,248	34,437	38,685
Central	1,765	1,187	2,952	16,403	19,355
West	1,473	6,054	7,527	29,008	36,535
Southeast Florida	791	381	1,172	7,729	8,901
Houston	1,139	289	1,428	12,693	14,121
Other	753	67	820	5,415	6,235
Total homesites	9,830	8,317	18,147	105,685	123,832

	Controlled Homesites
August 31, 2011	Optioned	JVs	Total	Owned Homesites	Total Homesites
East	3,677	448	4,125	26,448	30,573
Central	826	1,611	2,437	15,984	18,421
West	578	6,189	6,767	28,331	35,098
Southeast Florida	990	323	1,313	5,393	6,706
Houston	878	296	1,174	9,866	11,040
Other	137	35	172	5,364	5,536
Total homesites	7,086	8,902	15,988	91,386	107,374
We evaluate all option contracts for land to determine whether they are VIEs and, if so, whether we are the primary beneficiary of certain of these option contracts. Although we do not have legal title to the optioned land, if we are deemed to be the primary beneficiary, we are required to consolidate the land under option at the purchase price of the optioned land. During the nine months ended August 31, 2012, the effect of consolidation of these option contracts was a net increase of $5.9 million to consolidated inventory not owned with a corresponding increase to liabilities related to consolidated inventory not owned in our condensed consolidated balance sheet as of August 31, 2012. To reflect the purchase price of the inventory consolidated, we reclassified the related option deposits from land under development to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of August 31, 2012. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and our cash deposits. The increase to consolidated inventory not owned was offset by our exercise of options to acquire land under certain contracts previously consolidated, resulting in a net decrease in consolidated inventory not owned of $62.3 million for the nine months ended August 31, 2012.
Our exposure to loss related to our option contracts with third parties and unconsolidated entities consisted of our non-refundable option deposits and pre-acquisitions costs totaling $169.8 million and $156.8 million, respectively, at August 31, 2012 and November 30, 2011. Additionally, we had posted $43.3 million and $44.1 million, respectively, of letters of credit in lieu of cash deposits under certain option contracts as of August 31, 2012 and November 30, 2011.
Contractual Obligations and Commercial Commitments
During the nine months ended August 31, 2012, our contractual obligations and commercial commitments with regard to debt related to our operations changed. During the three months ended August 31, 2012, we issued $400 million aggregate principal amount of 4.75% senior notes due 2017 and repurchased $204.7 million aggregate principal amount of 5.95% senior notes due 2013 through a tender offer. The following summarizes our contractual debt obligations as of August 31, 2012:

	Payments Due by Period
(In thousands)	Total	Three Months ending November 30, 2012	December 1, 2012 through November 30, 2013	December 1, 2013 through November 30, 2015	December 1, 2015 through November 30, 2017	Thereafter
Lennar Homebuilding - Senior notes and other debts payable	$3,671,595	113,103	131,895	905,279	761,317	1,760,001
Lennar Financial Services - Notes and other debts payable	357,713	357,713	—	—	—	—
Interest commitments under interest bearing debt (1)	909,892	49,539	188,708	329,980	216,568	125,097
Rialto Investments - Notes payable (2)	594,813	291	335,008	225,739	32,463	1,312
Operating leases	93,901	7,457	21,326	30,008	13,356	21,754
Other contractual obligation (3)	14,832	14,832	—	—	—	—
Total contractual obligations (4)	$5,642,746	542,935	676,937	1,491,006	1,023,704	1,908,164

(1)	Interest commitments on variable interest-bearing debt are determined based on the interest rate as of August 31, 2012.

(2)
Amount includes $470.0 million of notes payable that was consolidated as part of the LLC consolidation related to the FDIC transaction and is non-recourse to Lennar; however, $186.0 million of cash collections on loans in excess of expenses had been deposited in a defeasance account established for the repayment of the FDIC notes payable.

(3)	Commitment to fund Rialto segment's equity investments ($14.8 million in the Fund).

(4)
Total contractual obligations excludes our gross unrecognized tax benefits of $12.3 million as of August 31, 2012, because we are unable to make reasonable estimates as to the period of cash settlement with the respective taxing authorities.

We are subject to the usual obligations associated with entering into contracts (including option contracts) for the purchase, development and sale of real estate in the routine conduct of our business. Option contracts for the purchase of land generally enable us to defer acquiring portions of properties owned by third parties and unconsolidated entities until we have determined whether to exercise our options. This reduces our financial risk associated with land holdings. At August 31, 2012, we had access to 18,147 homesites through option contracts with third parties and unconsolidated entities in which we have investments. At August 31, 2012, we had $169.8 million of non-refundable option deposits and pre-acquisition costs related to certain of these homesites and $43.3 million of letters of credit posted in lieu of cash deposits under certain option contracts.
At August 31, 2012, we had letters of credit outstanding in the amount of $301.5 million (which included the $43.3 million of letters of credit discussed above). These letters of credit are generally posted either with regulatory bodies to guarantee our performance of certain development and construction activities, or in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral. Additionally, at August 31, 2012, we had outstanding performance and surety bonds related to site improvements at various projects (including certain projects in our joint ventures) of $591.2 million. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all of the development and construction activities are completed. As of August 31, 2012, there were approximately $319.9 million, or 54%, of anticipated future costs to complete related to these site improvements. We do not presently anticipate any draws upon these bonds, but if any such draws occur, we do not believe they would have a material effect on our financial position, results of operations or cash flows.

Our Lennar Financial Services segment had a pipeline of loan applications in process of $1.1 billion at August 31, 2012. Loans in process for which interest rates were committed to the borrowers and builder commitments for loan programs totaled approximately $393.2 million as of August 31, 2012. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers or because borrowers may not meet certain criteria at the time of closing, the total commitments do not necessarily represent future cash requirements.
Our Lennar Financial Services segment uses mandatory mortgage-backed securities (“MBS”) forward commitments, option contracts and investor commitments to hedge our mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments, option contracts and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At August 31, 2012, we had open commitments amounting to $562.0 million to sell MBS with varying settlement dates through November 2012.

(3) New Accounting Pronouncements
See Note 16 of our condensed consolidated financial statements included under Item 1 of this Report for a discussion of new accounting pronouncements applicable to our Company.

(4) Critical Accounting Policies
We believe that there have been no significant changes to our critical accounting policies during the nine months ended August 31, 2012 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended November 30, 2011.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks related to fluctuations in interest rates on our investments, debt obligations, loans held-for-sale and loans held-for-investment. We utilize forward commitments and option contracts to mitigate the risks associated with our mortgage loan portfolio.
During the nine months ended August 31, 2012, our market risks with regard to debt related to our operations changed. During the three months ended August 31, 2012, we issued $400 million aggregate principal amount of 4.75% senior notes due 2017 and repurchased $204.7 million aggregate principal amount of 5.95% senior notes due 2013 through a tender offer.
Information Regarding Interest Rate Sensitivity
Principal (Notional) Amount by
Expected Maturity and Average Interest Rate
August 31, 2012

	Three Months Ending November 30,	Years Ending November 30,							Fair Value at August 31,
(Dollars in millions)	2012	2013	2014	2015	2016	2017	Thereafter	Total	2012
LIABILITIES:
Lennar Homebuilding:
Senior Notes and other debts payable
Fixed rate	$2.5	84.9	289.5	515.9	278.9	394.5	1,760.0	3,326.2	4,089.5
Average interest rate	—	5.1%	5.7%	5.6%	6.6%	12.3%	3.9%	5.5%	—
Variable rate	$110.6	47.0	68.6	31.2	—	88.0	—	345.4	365.0
Average interest rate	2.5%	5.5%	3.3%	3.3%	—	3.2%	—	3.4%	—
Lennar Financial Services:
Fixed rate	$—	—	—	—	—	—	—	—	—
Average interest rate	—	—	—	—	—	—	—	—	—
Variable rate	$357.7	—	—	—	—	—	—	357.7	357.7
Average interest rate	2.8%	—	—	—	—	—	—	2.8%	—
Rialto Investments:
Fixed rate (1)	$0.3	316.5	158.5	1.2	4.9	1.2	1.3	483.9	479.3
Average interest rate	6.0%	—	0.1%	6.0%	6.2%	5.9%	5.9%	0.2%	—
Variable rate	$—	18.5	33.0	33.0	26.4	—	—	110.9	96.9
Average interest rate	—	4.5%	4.5%	4.5%	4.5%	—	—	4.5%	—

(1)
Amount includes $470.0 million of notes payable that was consolidated as part of the LLC consolidation related to the FDIC transaction and is non-recourse to Lennar; however, $186.0 million of cash collections on loans in excess of expenses had been deposited in a defeasance account established for the repayment of the FDIC notes payable.

Item 4. Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter that ended on August 31, 2012. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of August 31, 2012 to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
Our CEO and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2012. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1 - 5. Not Applicable

Item 6. Exhibits

31.1.	Rule 13a-14(a) certification by Stuart A. Miller, Chief Executive Officer.
31.2.	Rule 13a-14(a) certification by Bruce E. Gross, Vice President and Chief Financial Officer.
32.	Section 1350 certifications by Stuart A. Miller, Chief Executive Officer, and Bruce E. Gross, Vice President and Chief Financial Officer.
101.
The following financial statements from Lennar Corporation Quarterly Report on Form 10-Q for the quarter ended August 31, 2012, filed on October 10, 2012, were formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements.*

* In accordance with Rule 406T of Regulation S-T, the XBRL related to information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lennar Corporation
(Registrant)

Date: October 10, 2012	/s/ Bruce E. Gross
Bruce E. Gross
Vice President and Chief Financial Officer

Date: October 10, 2012	/s/ David M. Collins
David M. Collins
Controller