Form 10-K
period 2012-11-30
LENNAR CORP /NEW/
filed 2013-01-29
CIK 920760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2012
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐ NO ☒
The aggregate market value of the registrant’s Class A and Class B common stock held by non-affiliates of the registrant (151,415,536 Class A shares and 9,695,238 Class B shares) as of May 31, 2012, based on the closing sale price per share as reported by the New York Stock Exchange on such date, was $4,280,079,309.
As of December 31, 2012, the registrant had outstanding 160,676,634 shares of Class A common stock and 31,303,195 shares of Class B common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Related Section	Documents
III	Definitive Proxy Statement to be filed pursuant to Regulation 14A on or before March 29, 2013.

PART I

Item 1.	Business
Overview of Lennar Corporation
We are one of the nation’s largest homebuilders, a provider of financial services and through our Rialto Investments (“Rialto”) segment, an investor, and manager of funds that invest in real estate assets. Our homebuilding operations include the construction and sale of single-family attached and detached homes, as well as the purchase, development and sale of residential land directly and through unconsolidated entities in which we have investments. We have grouped our homebuilding activities into five reportable segments, which we refer to as Homebuilding East, Homebuilding Central, Homebuilding West, Homebuilding Southeast Florida and Homebuilding Houston. Information about homebuilding activities in states in which our homebuilding activities are not economically similar to those in other states in the same geographic area is grouped under “Homebuilding Other.” Our reportable homebuilding segments and Homebuilding Other have operations located in:
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
We have two other reportable segments: a Financial Services reportable segment and a Rialto reportable segment.
Our Financial Services reportable segment provides mortgage financing, title insurance and closing services for both buyers of our homes and others. Substantially all of the loans we originate are sold within a short period in the secondary mortgage market on a servicing released, non-recourse basis. After the loans are sold, we retain potential liability for possible claims by purchasers that we breached certain limited industry-standard representations and warranties in the loan sale agreements. Our Financial Services segment operates generally in the same states as our homebuilding operations, as well as in other states.
Our Rialto reportable segment focuses on real estate investments and asset management. Rialto utilizes its vertically-integrated investment and operating platform to underwrite, diligence, acquire, manage, workout and add value to diverse portfolios of real estate loans, properties and securities, as well as providing strategic real estate capital. Rialto's primary focus is to manage third party capital and has invested in or commenced the workout and/or oversight of billions of dollars of real estate assets across the United States, including commercial and residential real estate loans and properties, as well as mortgage backed securities with the objective of generating superior, risk-adjusted returns. To date, many of its investment and management opportunities have arisen from the dislocation in the United States real estate markets and the restructuring and recapitalization of those markets.
Rialto is the sponsor of and an investor in private equity vehicles that invest in and manage real estate related assets. This has included Rialto Real Estate Fund, LP (“Fund I”) in which investors have committed a total of $700 million of equity (including $75 million by us). In addition, subsequent to November 30, 2012, Rialto Real Estate Fund II, LP (“Fund II”) had its first closing of investor commitments of $260 million (including $100 million by us). Rialto also earns fees for its role as a manager of these vehicles and for providing asset management and other services to those vehicles and other third parties.
For financial information about our Homebuilding, Lennar Financial Services and Rialto operations, you should review Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is Item 7 of this Report, and our consolidated financial statements and the notes to our consolidated financial statements, which are included in Item 8 of this Report.
A Brief History of Our Company
We are a national homebuilder that operates in various states with deliveries of 13,802 new homes in 2012. Our company was founded as a local Miami homebuilder in 1954. We completed our initial public offering in 1971, and listed our common stock on the New York Stock Exchange in 1972. During the 1980s and 1990s, we entered and expanded operations in some of our current major homebuilding markets including California, Florida and Texas through both organic growth and acquisitions such as Pacific Greystone Corporation in 1997, amongst others. In 1997, we completed the spin-off of our commercial real estate business to LNR Property Corporation. In 2000, we acquired U.S. Home Corporation, which expanded our operations into New Jersey, Maryland, Virginia, Minnesota and Colorado and strengthened our position in other states.

From 2002 through 2005, we acquired several regional homebuilders, which brought us into new markets and strengthened our position in several existing markets. During 2010 and 2011, we made several investments through our Rialto segment, and the funds it manages, in distressed real estate assets to take advantage of opportunities arising from dislocation in the United States real estate market. Towards the end of 2011, we started-up operations in Portland, Oregon with purchases of distressed finished homesites. In 2012, we expanded our operations into the Seattle market with the acquisition of approximately 650 finished homesites in 20 communities from Premier Communities. During 2012, we also started to incubate our Multifamily business, by acquiring land and beginning the construction phase of some multifamily rental properties. The Multifamily business will focus on assembling a geographically diversified portfolio of institutional quality multifamily rental properties using a development strategy in select U.S. markets through unconsolidated entities. Subsequent to November 30, 2012, our Rialto segment completed the first closing of its second real estate investment fund.
Recent Business Developments
Overview
During 2012, we saw a housing market that stabilized and began to recover. We have seen demand for home purchases return to the market place with regard to most of our communities, driven by a combination of affordable home prices, low interest rates and reduced competition from foreclosures, as evidenced by our increase in new orders of 37% year over year.
We reported net earnings attributable to Lennar of $679.1 million, or $3.11 per diluted share, for the year ended November 30, 2012, which includes a partial reversal of our deferred tax asset valuation allowance of $491.5 million, or $2.25 per diluted share, compared to net earnings attributable to Lennar of $92.2 million, or $0.48 per diluted share, for the year ended November 30, 2011. In 2012, we benefited greatly from the strategic capital investments we made in recent years and our increased operating leverage due to higher deliveries. In addition to the increased demand for new homes, our intense focus on efficient business practice through our Everything’s Included program, product re-engineering and reduced selling, general and administrative expenses all contributed to our increase in profitability.
We ended 2012 with $1.1 billion in Lennar Homebuilding cash and cash equivalents. We extended our debt maturities by issuing $400 million of 4.75% senior notes due 2017 and $350 million of 4.750% senior notes due 2022, while retiring $302.6 million of senior notes and other debt. Our strong balance sheet and liquidity will allow us to capitalize on future opportunities as they present themselves.
During 2012, our Lennar Financial Services segment had operating earnings of $84.8 million, compared to $20.7 million in the same period last year. The increase in operating earnings was primarily due to increased volume and margins in the segment’s mortgage operations and increased volume in the segment's title operations, as a result of a significant increase in refinance transactions and homebuilding deliveries.
During 2012, our Rialto segment, which invests, and manages funds that invest, in distressed real estate opportunities, had operating earnings of $26.0 million (which is comprised of $11.6 million of operating earnings and an add back of $14.4 million of net loss attributable to noncontrolling interests), compared to operating earnings of $34.6 million (which included $63.5 million of operating earnings offset by $28.9 million of net earnings attributable to noncontrolling interests) in 2011. The segment’s operating earnings came primarily from equity in earnings from our investment in the Alliance Bernstein L.P. (“AB”) Public-Private Investment Program (“PPIP”) fund and our investment in the real estate investment fund managed by the Rialto segment ("Fund I"). Those earnings were partially offset by operating losses related to the the FDIC Portfolios in which we invested in 2010. For the year ended November 30, 2012, the Rialto segment had revenues of $138.9 million, which consisted primarily of accretable interest income associated with the segment’s portfolio of real estate loans and fees for managing and servicing assets, expenses of $139.0 million, which consisted primarily of costs related to its portfolio operations and other general and administrative expenses, and other income (expense), net, of ($29.8) million, which consisted primarily of expenses related to owning and maintaining REO and impairments on REO, partially offset by gains from sales of REO and rental income.
Homebuilding Operations
Overview
We primarily sell single-family attached and detached homes in communities targeted to first-time, move-up and active adult homebuyers. The average sales price of a Lennar home was $255,000 in fiscal 2012, compared to $244,000 in fiscal 2011 and $243,000 in fiscal 2010. We operate primarily under the Lennar brand name.
Through our own efforts and those of unconsolidated entities in which Lennar Homebuilding has investments, we are involved in all phases of planning and building in our residential communities, including land acquisition, site planning, preparation and improvement of land and design, construction and marketing of homes. We use independent subcontractors for most aspects of home construction. At November 30, 2012 we were actively building and marketing homes in 457 communities, excluding unconsolidated entities. During 2012, we became actively involved, primarily through unconsolidated entities, in the development of multifamily rental properties. The Multifamily business will focus on assembling a geographically diversified portfolio of institutional quality multifamily rental properties using a development strategy in select U.S. markets. For additional information about our investments in and relationships with unconsolidated entities, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Report.
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
At November 30, 2012, we owned 107,138 homesites and had access through option contracts to an additional 21,346 homesites, of which 13,312 homesites were through option contracts with third parties and 8,034 homesites were through option contracts with Lennar Homebuilding unconsolidated entities in which we have investments. At November 30, 2011, we owned 94,684 homesites and had access through option contracts to an additional 16,702 homesites, of which 8,314 homesites were through option contracts with third parties and 8,388 homesites were through option contracts with Lennar Homebuilding unconsolidated entities in which we have investments.
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
Marketing
We offer a diversified line of homes for first-time, move-up and active adult homebuyers in a variety of environments ranging from urban infill communities to golf course communities. Our Everything’s Included® marketing program simplifies the homebuying experience by including most desirable features as standard items. This marketing program enables us to differentiate our homes from those of our competitors by creating value through standard upgrades and competitive pricing, while reducing construction and overhead costs through a simplified manufacturing process, product standardization and volume purchasing. We sell our homes primarily from models that we have designed and constructed. During 2012, the homes we delivered had an average sales price of $255,000.
We employ sales associates who are paid salaries, commissions or both to conduct on-site sales of homes. We also sell homes through independent brokers. We advertise our communities through newspapers, radio advertisements and other local and regional publications, on billboards and on the Internet, including our website, www.lennar.com. In addition, we advertise our active adult communities in areas where prospective active adult homebuyers live.
Quality Service
We strive to continually improve homeowner customer satisfaction throughout the pre-sale, sale, construction, closing and post-closing periods. Through the participation of sales associates, on-site construction supervisors and customer care associates, all working in a team effort, we strive to create a quality homebuying experience for our customers, which we believe leads to enhanced customer retention and referrals. The quality of our homes is substantially affected by the efforts of on-site management and others engaged in the construction process, by the materials we use in particular homes and by other similar factors.
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
Deliveries
The table below indicates the number of deliveries for each of our current reportable homebuilding segments and Homebuilding Other during our last three fiscal years:

	Years Ended November 30,
	2012	2011	2010
East	5,440	4,576	4,539
Central	2,154	1,661	1,682
West	2,301	1,846	2,079
Southeast Florida	1,314	904	536
Houston	1,917	1,411	1,645
Other	676	447	474
Total	13,802	10,845	10,955
Of the total home deliveries listed above, 95, 99 and 96, respectively, represent deliveries from unconsolidated entities for the years ended November 30, 2012, 2011 and 2010.
Backlog
Backlog represents the number of homes under sales contracts. Homes are sold using sales contracts, which are generally accompanied by sales deposits. In some instances, purchasers are permitted to cancel sales contracts if they fail to qualify for financing or under certain other circumstances. We experienced a cancellation rate of 17% in 2012, compared to 19% and 17%, respectively, in 2011 and 2010. The cancellation rate for the year ended November 30, 2012 was within a range that is consistent with historical cancellation rates and substantially below those we experienced from 2007 through 2009. Substantially all homes currently in backlog will be delivered in fiscal year 2013. We do not recognize revenue on homes under sales contracts until the sales are closed and title passes to the new homeowners.
The table below indicates the backlog dollar value for each of our current reportable homebuilding segments and Homebuilding Other as of the end of our last three fiscal years:

	Years Ended November 30,
(Dollars in thousands)	2012	2011	2010
East	$368,361	220,974	176,588
Central	168,912	65,256	52,923
West	202,959	97,292	58,072
Southeast Florida	141,146	52,013	39,035
Houston	135,282	79,800	58,822
Other	143,725	45,324	21,852
Total	$1,160,385	560,659	407,292

Of the dollar value of homes in backlog listed above, $3.5 million, $1.0 million and $2.1 million, respectively, represent the backlog dollar value from unconsolidated entities at November 30, 2012, 2011 and 2010.
Inventory Impairments and Valuation Adjustments related to Lennar Homebuilding Investments in Unconsolidated Entities
We evaluated our balance sheet quarterly for possible impairment on a community by community basis during fiscal 2012. Based on our evaluations and assessments, during the years ended November 30, 2012, 2011 and 2010, we recorded the following inventory impairments:

	Years Ended November 30,
(In thousands)	2012	2011	2010
Valuation adjustments to finished homes, CIP and land on which we intend to build homes	$12,574	35,726	44,717
Valuation adjustments to land we intend to sell or have sold to third parties	666	456	3,436
Write-offs of option deposits and pre-acquisition costs	2,389	1,784	3,105
	$15,629	37,966	51,258
During the years ended November 30, 2012, 2011 and 2010, we recorded the following valuation adjustments related to Lennar Homebuilding investments in unconsolidated entities:

	Years Ended November 30,
(In thousands)	2012	2011	2010
Our share of valuation adjustments related to assets of Lennar Homebuilding unconsolidated entities	$12,145	8,869	10,461
Valuation adjustments to Lennar Homebuilding investments in unconsolidated entities	18	10,489	1,735
	$12,163	19,358	12,196
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
Lennar Homebuilding Investments in Unconsolidated Entities
For a number of years, we created and participated in joint ventures that acquired and developed land for our homebuilding operations, for sale to third parties or for use in their own homebuilding operations. Through these joint ventures, we reduced the amount we had to invest in order to assure access to potential future homesites, thereby mitigating certain risks associated with land acquisitions, and, in some instances, we obtained access to land to which we could not otherwise have obtained access or could not have obtained access on as favorable terms. Although these ventures initially served their intended purpose of risk mitigation, as the homebuilding market deteriorated and asset impairments resulted in the loss of equity, some of our joint venture partners became financially unable or unwilling to fulfill their obligations. During 2012, we continued to reevaluate all of our joint venture arrangements, with particular focus on those ventures with recourse indebtedness, and we continued a process, begun in 2008 of reducing the number of joint ventures in which we were participating as well as the recourse indebtedness of those joint ventures. As of November 30, 2012, we had reduced the number of Lennar Homebuilding unconsolidated joint ventures in which we were participating to 36 from 270 joint ventures at the peak in 2006 and reduced our maximum recourse debt exposure related to Lennar Homebuilding unconsolidated joint ventures to $66.7 million from $1,764.4 million at the peak in 2006. As of November 30, 2011, we were participating in 35 Lennar Homebuilding unconsolidated joint ventures, with maximum recourse debt exposure related to Lennar Homebuilding unconsolidated joint ventures of $108.7 million. At November 30, 2012 and 2011, our net recourse exposure related to Lennar Homebuilding unconsolidated entities was $49.9 million and $74.9 million, respectively. In addition, we have 2 multifamily unconsolidated entities as of November 30, 2012.
Lennar Financial Services Operations
Mortgage Financing
We primarily originate conforming conventional, FHA-insured and VA-guaranteed residential mortgage loan products and other products to our homebuyers and others through our financial services subsidiary, Universal American Mortgage Company, LLC, which includes Universal American Mortgage Company, LLC, d/b/a Eagle Home Mortgage, located generally in the same states as our homebuilding operations as well as some other states. In 2012, our financial services subsidiaries provided loans to 77% of our homebuyers who obtained mortgage financing in areas where we offered services. Because of the availability of mortgage loans from our financial services subsidiaries, as well as independent mortgage lenders, we believe creditworthy purchasers of our homes have access to financing.
During 2012, we originated approximately 19,700 mortgage loans totaling $4.4 billion, compared to 13,800 mortgage loans totaling $2.9 billion during 2011. Substantially all of the loans we originate are sold within a short period in the secondary mortgage market on a servicing released, non-recourse basis. After the loans are sold, we retain potential liability for possible claims by purchasers that we breached certain limited industry-standard representations and warranties in the loan sale agreements. Therefore, we have limited direct exposure related to the residential mortgages we originate. At November 30, 2012 we had a reserve of $7.3 million related to claims of that type.
We have a corporate risk management policy under which we hedge our interest rate risk on rate-locked loan commitments and loans held-for-sale to mitigate exposure to interest rate fluctuations. We finance our mortgage loan activities with borrowings under our financial services warehouse facilities or from our operating funds. One of our 364-day warehouse repurchase facilities with a maximum aggregate commitment of $150 million and an additional uncommitted amount of $50 million matures in February 2013, a 364-day warehouse repurchase facility with a maximum aggregate commitment of $250 million matures in July 2013, and a 364-day warehouse repurchase facility with a maximum aggregate commitment of $150 million (plus a $100 million temporary accordion feature that expired December 31, 2012) and a 364-day warehouse facility with a maximum aggregate commitment of $60 million, both of which mature in November 2013. We expect the facilities to be renewed or replaced with other facilities when they mature.
Title Insurance and Closing Services
We provide title insurance and closing services to our homebuyers and others. During 2012, we provided title and closing services for approximately 108,200 real estate transactions, and issued approximately 149,300 title insurance policies through our underwriter, North American Title Insurance Company, compared to 86,400 real estate transactions and 121,800 title insurance policies issued during 2011. Title and closing services are provided by agency subsidiaries in Arizona, California, Colorado, District of Columbia, Florida, Illinois, Maryland, Minnesota, Nevada, New Jersey, New York, Pennsylvania, Texas, Utah, Virginia and Wisconsin. Title insurance services are provided in these same states, except New York, as well as in Alabama, Delaware, Georgia, Indiana, Kentucky, Massachusetts, Michigan, Mississippi, Ohio, Oklahoma, Oregon, North Carolina, South Carolina, Tennessee, Washington and Wyoming.
Rialto Investments Operations
The Rialto segment focuses on real estate investments and asset management. Rialto utilizes its vertically-integrated investment and operating platform to underwrite, diligence, acquire, manage, workout and add value to diverse portfolios of real estate loans, properties and securities, as well as providing strategic real estate capital. Rialto's primary focus is to manage third party capital and has invested in or commenced the workout and/or oversight of billions of dollars of real estate assets across the United States, including commercial and residential real estate loans and properties, as well as mortgage backed securities with the objective of generating superior, risk-adjusted returns. To date, many of its investment and management opportunities have arisen from the dislocation in the United States real estate markets and the restructuring and recapitalization of those markets.
In 2010, our Rialto segment acquired indirectly 40% managing member equity interests in two limited liability companies (“LLCs”), in partnership with the Federal Deposit Insurance Corporation (“FDIC”), for approximately $243 million (net of transaction costs and a $22 million working capital reserve). The LLCs hold performing and non-performing distressed residential and commercial real estate loans (“FDIC Portfolios”). The FDIC retained a 60% equity interest in the LLCs and provided $626.9 million of financing with 0% interest, which is non-recourse to us and the LLCs. As of November 30, 2012, the notes payable balance was $470.0 million, however, $223.8 million of cash collections on the loans in excess of expenses were deposited in a defeasance account, established for the repayment of the notes payable, under the agreement with the FDIC.
In 2010, our Rialto segment also acquired distressed residential and commercial real estate loans and real estate owned (“REO”) properties from three financial institutions (“Bank Portfolios”). We paid $310 million for the Bank Portfolios, of which $124 million was financed through a 5-year senior unsecured note provided by one of the selling institutions. During the year ended November 30, 2012, we retired $33.0 million principal amount of the 5-year senior unsecured note, thus, as of November 30, 2012, the remaining balance on the note was $90.9 million.
In 2012, our Rialto segment had equity in earnings (loss) from unconsolidated entities of $20.9 million related to our investment in the AB PPIP fund, which included $17.0 million of net gains primarily related to gains realized by the AB PPIP fund from the sale of investments in its portfolio and $6.1 million of interest income earned by the AB PPIP fund. During the second half of 2012, all of the securities in the investment portfolio underlying the AB PPIP fund were monetized in connection with the unwinding of its operations, resulting in liquidating distributions to us of $83.5 million. We also earned $9.1 million in fees from the segment's role as a sub-advisor to the AB PPIP fund, which were included in the Rialto Investments segment's revenue. As our role as sub-advisor to the AB PPIP fund has been completed, no further management fees will be received for these services. As of November 30, 2012 and 2011, the carrying value of our investment in the AB PPIP fund was $0.2 million and $65.2 million, respectively. The AB PPIP fund was formed in 2010 under the Federal government’s PPIP to purchase real estate related securities from banks and other financial institutions. Rialto is a sub-advisor to the AB PPIP fund and receives management fees for its sub-advisory services. When it was formed, we committed to invest $75 million in the AB PPIP fund. Total equity commitments of approximately $1.2 billion were made by private investors in this fund, and the U.S. Treasury committed to a matching amount of approximately $1.2 billion of equity in the fund, and agreed to extend up to approximately $2.3 billion of debt financing.
In 2012, our Rialto segment also had equity in earnings (loss) from unconsolidated entities of $21.0 million related to Fund I that it closed in 2010 with initial equity commitments of $300 million (including $75 million committed and contributed by us). As of November 30, 2012, the equity commitments of Fund I were $700 million (including the $75 million committed and contributed by us). All capital commitments have been called and funded, thus Fund I is closed to additional commitments. Fund I’s objective during its three-year investment period is to invest in distressed real estate assets and other related investments that fit within Fund I’s investment parameters. As of November 30, 2012, the carrying value of our investment in Fund I was $98.9 million.
Subsequent to November 30, 2012, our Rialto segment completed the first closing of Fund II with initial equity commitments of approximately $260 million (including $100 million committed by us).
For both Fund I and Fund II, in order to protect investors in the Funds against the possibility that we would keep attractive investment opportunities for ourselves instead of presenting them to the Funds, we agreed that we would not make investments that are suitable for Fund I or Fund II, as the case may be, except to the extent an Advisory Committee of the applicable fund decides that the fund should not make particular investments, with an exception enabling us to purchase properties for use in connection with our homebuilding operations.
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
Competition
The residential homebuilding industry is highly competitive. We compete for homebuyers in each of the market regions where we operate with numerous national, regional and local homebuilders, as well as with resales of existing homes and with the rental housing market. In recent years, lenders’ efforts to sell foreclosed homes have become an increasingly competitive factor within the homebuilding industry. We compete for homebuyers on the basis of a number of interrelated factors including location, price, reputation, amenities, design, quality and financing. In addition to competition for homebuyers, we also compete with other homebuilders for desirable properties, raw materials and access to reliable, skilled labor. We compete for land buyers with third parties in our efforts to sell land to homebuilders and others. We believe we are competitive in the market regions where we operate primarily due to our:

•	Balance sheet, where we continue to focus on inventory management and liquidity;

•	Access to land, particularly in land-constrained markets;

•	Access to distressed assets through relationships established by our Rialto segment;

•	Pricing to current market conditions through sales incentives offered to homebuyers;

•	Cost efficiencies realized through our national purchasing programs and production of value-engineered homes;

•	Quality construction and home warranty programs, which are supported by a responsive customer care team; and

•	Everything’s Included® marketing program, which simplifies the homebuying experience by including most desirable features as standard items.
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
The business of Rialto, and the funds it manages, of purchasing distressed assets is highly competitive and fragmented. A number of entities and funds have formed in recent years for the purpose of acquiring real estate related assets at prices that reflect the depressed state of the real estate market, and it is likely that additional entities and funds will be formed for this purpose during the next several years. We compete with other purchasers of distressed assets. We compete in the marketplace for distressed asset portfolios based on many factors, including purchase price, representations, warranties and indemnities, timeliness of purchase decisions and reputation. We believe that our major distinction from the competition is that our team is made up of already in place managers who are already working out loans and dealing with similar borrowers. Additionally, because of the high content of loans made to developers, we believe having our homebuilding team participating in the underwriting process provides us with a distinct advantage in our evaluation of these assets. We believe that our experienced team and the infrastructure already in place, including our investment in a service provider, are ahead of our competitors. This has us well positioned for the large pipeline of opportunity that has been building. In marketing real estate investment funds it sponsors, Rialto competes with a large variety of asset managers, including investment banks and other financial institutions and real estate investment firms.
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
Several federal, state and local laws, rules, regulations and ordinances, including, but not limited to, the Federal Fair Debt Collection Practices Act (“FDCPA”) and the Federal Trade Commission Act and comparable state statutes, regulate consumer debt collection activity. Although, for a variety of reasons, we may not be specifically subject to the FDCPA or certain state statutes that govern debt collectors, it is our policy to comply with applicable laws in our collection activities. To the extent that some or all of these laws apply to our collection activities our failure to comply with such laws could have a material adverse effect on us.

We will be subject to regulations regarding residential mortgage loans that were proposed in January 2013 by the Federal Consumer Financial Protection Bureau.
Because Rialto manages two real estate asset investment funds and two entities partly owned by the FDIC, a Rialto segment entity is required to be registered as an investment adviser under the Investment Advisers Act of 1940. This Act has requirements related to dealings between investment advisers and the entities they advise and imposes record keeping and disclosure obligations on investment advisers.
Compliance Policy
We have a Code of Business and Ethics that requires every associate (i.e., employee) and officer to at all times deal fairly with the Company’s customers, subcontractors, suppliers, competitors and associates, and states that all our associates, officers and directors are expected to comply at all times with all applicable laws, rules and regulations. Despite this, there are instances in which subcontractors or others through which we do business engage in practices that do not comply with applicable regulations and guidelines. There have been instances in which some of our associates were aware of these practices and did not take adequate steps to prevent them. When we learn of practices relating to homes we build or financing we provide that do not comply with applicable regulations or guidelines, we move actively to stop the non-complying practices as soon as possible and we have taken disciplinary action with regard to our associates who were aware of the practices and did not take steps to remedy them, including in some instances terminating their employment. Our Code of Business and Ethics also has procedures in place that allow whistleblowers to submit their concerns regarding our operations, financial reporting, business integrity or any other related matter anonymously to the Audit Committee of our Board of Directors and/or to the non-management directors of our Board of Directors, which is intended to give potential whistleblowers a means of making their concerns known without a possibility of retaliation.
Associates
At December 31, 2012, we employed 4,722 individuals of whom 2,327 were involved in the Lennar Homebuilding operations, 2,150 were involved in the Lennar Financial Services operations and 245 were involved in the Rialto operations, compared to November 30, 2011, when we employed 4,062 individuals of whom 2,192 were involved in the Lennar Homebuilding operations, 1,682 were involved in Lennar Financial Services operations and 188 were involved in the Rialto operations. We do not have collective bargaining agreements relating to any of our associates. However, we subcontract many phases of our homebuilding operations and some of the subcontractors we use have associates who are represented by labor unions.
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
Since the spin-off, we have entered into a number of joint ventures and other transactions with LNR. Many of the joint ventures were formed to acquire and develop land, part of which was subsequently sold to us or other homebuilders for residential building and part of which was subsequently sold to LNR for commercial development. In February 2005, LNR was acquired by a privately-owned entity. Although Mr. Miller’s family was required to purchase a 20.4% financial interest in that privately-owned entity, this interest was non-voting and neither Mr. Miller nor anyone else in his family was an officer or director, or otherwise was involved in the management, of LNR or its parent. Nonetheless, because the Miller family had a financial interest in LNR’s parent, we adopted a bylaw that required that all significant transactions with LNR, or entities in which it has an interest, be reviewed and approved by an Independent Directors Committee of our Board of Directors. In 2011, the Miller family ceased to have any interest in LNR or its parent. Accordingly, in January 2013, the bylaw requiring Independent Director Committee review of transactions involving LNR was deleted.
NYSE Certification
We submitted our 2011 Annual CEO Certification to the New York Stock Exchange on April 20, 2012. The certification was not qualified in any respect.
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
Homebuilding Market and Economic Risks
Although demand for new homes has begun strengthening, there continue to be factors that are adversely affecting demand and could lead to a return of the downturn that for several years severely reduced the number of homes we could sell and the prices for which we could sell them
From 2007 at least until the second half of 2011, the homebuilding industry experienced a significant downturn. This severely affected both the numbers of homes we could sell and the prices for which we could sell them. Beginning in 2010, our margins improved to closer to their historically normal levels, and beginning in the middle of 2011, demand for our homes began to increase in many of our communities. However, there continue to be factors that are adversely affecting demand for our homes, including limited availability of mortgage financing for potential homebuyers and a significant inventory of used homes, including foreclosed homes. If these or other factors caused demand for homes to return to their pre-2011 levels, we could have significant difficulty generating profits from our homebuilding activities.
Demand for new homes is sensitive to economic conditions over which we have no control, such as the availability of mortgage financing and the level of employment.
Demand for new homes is sensitive to changes in economic conditions such as the level of employment, consumer confidence, consumer income, the availability of financing and interest rate levels. Currently, unemployment is above historically normal levels and many lenders have limited their willingness to make, and tightened their credit requirements with regard to, residential mortgage loans. Regulations that have been proposed by the Federal Consumer Financial Protection Bureau could make it even more difficult for some potential home buyers to finance their purchases. Partially offsetting these factors, mortgage interest rates are very low, which has reduced the monthly cost of owning a home. However, interest rates on residential mortgage loans could increase at any time, and this, together with the reluctance of many lenders to make residential mortgage loans, and possible effects of new governmental regulations, could significantly reduce demand for the homes we build.
High unemployment affects us in two ways. Not only are people who are not employed or are concerned about loss of their jobs unlikely to purchase new homes, but they may be forced to sell the homes they own. Therefore, high unemployment can adversely affect us both by reducing demand for the homes we build and by increasing the supply of homes for sale.
Most of our 2012 earnings resulted from non-cash reversals of reserves relating to future tax benefits.
During 2007, 2008 and 2009, we suffered losses for financial statement purposes totaling more than $4.4 billion, before tax benefit. Those losses generated large tax benefits, some of which we used to recover taxes we had paid in prior years, but some of which resulted in deferred tax assets in the form of net operating loss carryforwards ("NOLs"), from which we could benefit only if we had taxable income in the future. Because it was not certain whether we would have sufficient taxable income to enable us to take advantage of the available future tax benefits, during 2008 and 2009, we recorded a valuation allowance against our deferred tax assets totaling $647.4 million (net of a reversal due to a change in the tax laws). At November 30, 2011, the deferred tax asset valuation allowance still totaled $576.9 million. During fiscal 2012, because our improved operating results made it appear more likely than not that the majority of our deferred tax assets would be utilized, we reversed a majority of the deferred tax asset valuation allowance, which had the effect of increasing our net earnings by $491.5 million. As of November 30, 2012, our net deferred tax assets were $467.6 million and our deferred tax asset valuation allowance was $88.8 million, which is primarily related to state NOLs.
Mortgage defaults, particularly by homebuyers who financed homes using non-traditional financing products, have increased the number of homes available for resale.
During the period of high demand prior to 2007, many homebuyers financed their purchases using non-traditional adjustable rate or interest only mortgages or other mortgages, including sub-prime mortgages, that involved, at least during initial years, monthly payments that were significantly lower than those required by conventional fixed rate mortgages. As a result, new homes became more affordable. However, as monthly payments for these homes increased either as a result of increasing adjustable interest rates or as a result of principal payments coming due, many of these homebuyers defaulted on their payments and had their homes foreclosed, which increased the inventory of homes available for resale. There continue to be foreclosures, and foreclosure sales and other distress sales continue to exert a downward pressure on the prices for which homes, including homes in some of our communities, can be sold.
It has become more difficult for potential homebuyers to obtain mortgage financing, which is reducing demand for homes we offer.
Many lenders and other holders of mortgage loans have been adversely affected in recent years by a combination of reduced ability of homeowners to meet mortgage obligations and reduced value of the homes that secure mortgage loans. As a result, lenders and secondary market mortgage purchasers have eliminated most of their non-traditional and sub-prime financing products and increased the qualifications needed to obtain mortgage loans. Among other things, if a home appraises for less than the purchase price, the potential homebuyer may need to provide a greater down-payment in order to meet the lender requirement or the purchase price (which is our sale price) may need to be reduced. Also, in January 2013, the Federal Consumer Financial Protection Bureau proposed regulations that could make it more difficult for some potential buyers to finance home purchases. Although mortgage interest rates have been very low during 2010, 2011 and 2012, the difficulty of obtaining mortgage loans has reduced the effect that low interest rates probably would otherwise have had upon home sales.
We have had to take significant write-downs of the carrying values of land we own and of our investments in unconsolidated entities, and a future decline in land values could result in additional write-downs.
Some of the land we currently own was purchased in or before 2007 at prices that were significantly above those for which similar land was available for sale under the depressed market conditions that prevailed in 2008 and subsequent years. Also, prior to 2007, we obtained options to purchase land at prices that became unattractive. When we obtained those options, we often made substantial non-refundable deposits and, in some instances, we incurred substantial infrastructure development and other pre-acquisition costs before we decided whether to exercise the options. When demand for homes fell, we were required to take significant write-downs of the carrying value of our land inventory and we elected not to exercise many high price options, even though that required us to forfeit deposits and write-off pre-acquisition costs.
Additionally, as a result of the depressed market conditions between 2008 and 2011, we recorded significant reductions in the carrying value of our investments in unconsolidated entities and, in addition, we had to record our share of reductions made by unconsolidated entities in the carrying values of their assets.
The combination of land inventory impairments, write-offs of option deposits and pre-acquisition costs and valuation adjustments related to unconsolidated entities in which we had investments were a major cause of the net losses we incurred in fiscal 2007, 2008 and 2009. Write downs related to our homebuilding activities were significantly lower during 2010, 2011 and 2012 and resulted primarily from changes in strategy or losses suffered by our joint ventures (we also had some write downs in 2011 and 2012 with regard to loans receivable and foreclosed real estate held by our Rialto segment). However, if market conditions were to deteriorate significantly in the future, we could be required to make additional write downs with regard to our land inventory, which would decrease the asset values reflected on our balance sheet and adversely affect our earnings and our stockholders' equity.
Inflation can adversely affect us, particularly in a period of declining home sale prices.
Inflation can have a long-term impact on us because increasing costs of land, materials and labor require us to attempt to increase the sale prices of homes in order to maintain satisfactory margins. Although the rate of inflation has been low for the last several years, we have begun to experience increases in the prices of some materials and some economists predict that government spending programs and other factors could lead to significant inflation in the future. An excess of supply over demand for new homes may require us to reduce the prices for which we sell homes, but not be accompanied by reductions, or prevent increases, in the costs of materials and labor. The effect of cost increases that we cannot recover by increasing prices would be to reduce the margins on the homes we sell. In addition to directly reducing our profit from home sales, that would make it more difficult for us to recover the full cost of previously purchased land, and could lead to significant further reductions in the value of our land inventory.
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
As a homebuilder, we are subject to home warranty and construction defect claims arising in the ordinary course of business. We are also subject to liability claims for injuries that occur in the course of construction activities. We record warranty and other reserves for the homes we sell based on historical experience in our markets and our judgment of the qualitative risks associated with the types of homes we built. We have, and many of our subcontractors have, general liability, property, errors and omissions, workers compensation and other business insurance. These insurance policies protect us against a portion of our risk of loss from claims, subject to certain self-insured retentions, deductibles and other coverage limits. However, because of the uncertainties inherent in these matters, we cannot provide assurance that our insurance coverage or our subcontractors' insurance and financial resources will be adequate to address all warranty, construction defect and liability claims in the future. Additionally, the coverage offered and the availability of general liability insurance for construction defects are currently limited and costly. As a result, an increasing number of our subcontractors are unable to obtain insurance, and we have in many cases waived our customary insurance requirements, and assumed responsibility for certain risks and liabilities of those subcontractors. There can be no assurance that coverage will not be further restricted and become even more costly.
Things done by subcontractors can expose us to warranty costs and other risks.
We rely on subcontractors to perform the actual construction of our homes, and in many cases, to select and obtain building materials. Despite our detailed specifications and quality control procedures, in some cases, improper construction processes or defective materials, such as defective Chinese drywall that at one time was installed in homes built for the Company and many other homebuilders in Florida and elsewhere, were used in the construction of our homes. When we find these issues, we repair them in accordance with our warranty obligations. Defective products widely used by the homebuilding industry can result in the need to perform extensive repairs to large numbers of homes. The cost of complying with our warranty obligations in these cases may be significant if we are unable to recover the cost of repair from subcontractors, materials suppliers and insurers.
We also can suffer damage to our reputation, and may be exposed to possible liability, if subcontractors fail to comply with all applicable laws, including laws involving things that are not within our control. When we learn about possibly improper practices by subcontractors, we try to cause the subcontractors to discontinue them. However, we are not always able to do that, and even when we can, it may not avoid claims against us relating to what the subcontractors had been doing.
Natural disasters and severe weather conditions could delay deliveries, increase costs and decrease demand for new homes in affected areas.
Many of our homebuilding operations are conducted in areas that are subject to natural disasters and severe weather. The occurrence of natural disasters or severe weather conditions can delay new home deliveries, increase costs by damaging inventories and lead to shortages of labor and materials in areas affected by the disasters, and can negatively impact the demand for new homes in affected areas. If our insurance does not fully cover business interruptions or losses resulting from these events, our results of operations could be adversely affected.
Supply shortages and other risks related to the demand for skilled labor and building materials could increase costs and delay deliveries.
Increased costs or shortages of skilled labor and/or lumber, framing, concrete, steel and other building materials could cause increases in construction costs and construction delays. By the end of 2012, we had begun to experience increases in the prices of some building materials and shortages of skilled labor in some areas. We generally are unable to pass on increases in construction costs to customers who have already entered into purchase contracts, as those contracts generally fix the price of the homes at the time the contracts are signed, which may be well in advance of the construction of the home. Sustained increases in construction costs may, over time, erode our margins, particularly if pricing competition restricts our ability to pass on any additional costs of materials or labor, thereby decreasing our margins.
Reduced numbers of home sales extend the time it takes us to recover land purchase and property development costs.
We incur many costs even before we begin to build homes in a community. These include costs of preparing land and installing roads, sewers and other utilities, as well as taxes and other costs related to ownership of the land on which we plan to build homes. Reducing the rate at which we build and sell homes extends the length of time it takes us to recover these costs.
We have substantially reduced our corporate credit line.
Our business requires that we be able to finance the development of our residential communities. Until 2010, we had a corporate credit facility (with Lennar Corporation as the borrower and most of our wholly-owned subsidiaries, other than finance company subsidiaries, as guarantors) that we used to help finance development activities. Prior to 2008, this credit line was as high as $3.1 billion. However, because of the decline in our land purchasing, development and building activities, and our ability to obtain debt and equity financing through the capital markets, we gradually reduced the credit line, and in February 2010, we terminated it (although, we established and continue to maintain letter of credit facilities). In 2012, we established a new $500 million credit line, which has an accordion feature that could enable us to increase it to $525 million. However, this is still substantially less than the credit line we maintained in and prior to 2008. We believe that under current circumstances, the funds we generate through our operations, together with our ability to sell debt and equity securities into capital markets and our new credit line, give us access to all the funds we need. If market conditions strengthen to the point that we need additional funding, but we are not able to significantly increase our credit facility, the relatively small size of our credit facility might prevent us from taking full advantage of market opportunities.
We could lose our credit line if we fail to make required payments or to comply with financial covenants.
We have a credit line that is available for us to use to help finance our homebuilding and other activities. The agreement relating to that credit line makes it a default for us to fail to pay principal or interest when it is due (subject in some instances to grace periods) or to comply with covenants, including covenants regarding various financial ratios. If we default under the credit agreement, the lenders will have the right to terminate their commitments to lend and to require immediate repayment of all outstanding borrowings. This could reduce our available funds at a time when we are having difficulty generating all the funds we need from our operations, in capital markets or otherwise.
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
Despite not having an investment grade rating, during 2010, 2011 and 2012, we were able to sell debt securities in capital market transactions at significantly lower interest rates than in previous years. During 2010, we sold $250 million principal amount of 6.95% senior notes due 2018, $276.5 million of 2.00% convertible senior notes due 2020 and $446 million of 2.75% convertible senior notes due 2020. During 2011, we sold $350 million principal amount of 3.25% convertible senior notes due 2021, and we sold an additional $50 million principal amount of those notes shortly after November 30, 2011, when the initial purchasers of the notes exercised an option to purchase additional notes to cover over-allotments. During 2012 we sold a total of $750 million principal amount of senior notes that mature in 2017 and 2022, respectively, and bear interest at 4.75%. Despite the relatively low interest rates with regard to the notes we sold in 2010 through 2012, the rates probably would have been even lower if we had had an investment grade rating. If we became subject to further downgrades, that would increase the cost and difficulty of accessing debt capital markets.
The repurchase warehouse credit facilities of our Financial Services segment will expire in 2013.
Our Lennar Financial Services segment has a 364-day warehouse repurchase facilities with a maximum aggregate commitment of $150 million and an additional uncommitted amount of $50 million that matures in February 2013, a 364-day warehouse repurchase facility with a maximum aggregate commitment of $250 million that matures in July 2013, and a 364-day warehouse repurchase facility with a maximum aggregate commitment of $150 million (plus a $100 million temporary accordion feature that expired December 31, 2012) and a 364-day warehouse facility with a maximum aggregate commitment of $60 million, both of which mature in November 2013. The Financial Services segment uses these facilities to finance its mortgage lending activities until the mortgage loans it originates are sold to investors. It expects all three facilities to be renewed or replaced with other facilities when they mature. If we were unable to renew or replace these facilities when they mature, that could seriously impede the activities of our Financial Services segment, unless Lennar itself is willing and able to provide the funds our Financial Services segment needs to finance its mortgage originations until the mortgages can be sold.
We conduct some of our operations through unconsolidated joint ventures with independent third parties in which we do not have a controlling interest and we can be adversely impacted by joint venture partners' failure to fulfill their obligations.
For a number of years, we created and participated in a large number of joint ventures that acquired and developed land for our homebuilding operations, for sale to third parties or for use in the joint ventures' own homebuilding operations. By using these joint ventures, we reduced the amount we had to invest in order to assure access to potential future homesites, and, in some instances, we obtained access to land to which we could not otherwise have obtained access or could not have obtained access on as favorable terms. However, as the homebuilding market deteriorated after 2006, many of our joint venture partners became financially unable or unwilling to fulfill their obligations.
Most joint ventures borrowed money to help finance their activities, and although recourse on the loans was generally limited to the joint ventures and their properties, frequently we and our joint venture partners were required to provide maintenance guarantees (guarantees that the values of the joint ventures' assets would be at least specified percentages of their borrowings) or limited repayment guarantees.
If a joint venture partner does not perform its obligations, we may be required to make significant financial expenditures or otherwise undertake the performance of our partner's obligations at what can be a significant cost to us. Also, when we have guaranteed joint venture obligations, we have had the right to be reimbursed by our joint venture partners for any amounts by which we pay more than our pro rata share of the joint ventures' obligations. However, particularly when our joint venture partners were having financial problems, we often had difficulty collecting the sums they owed us, and therefore, we sometimes were required to pay a disproportionately large portion of the guaranteed amounts. In addition, because we lacked controlling interests in these joint ventures, we were usually unable to require that they sell assets, return invested capital or take any other action without the consent of at least one of our joint venture partners. As a result, without joint venture partner consent, we were unable to liquidate our joint venture investments to generate cash. Even when we were able to liquidate joint venture investments, the amounts received upon liquidation sometimes were insufficient to cover the costs we had incurred in satisfying joint venture obligations.
By 2012, we had significantly reduced both the number of joint ventures in which we participate and our exposure to recourse indebtedness of the remaining joint ventures. However, because most of the remaining joint ventures in which we participate were formed with regard to particular properties, and the extent to which the value of residential real estate has stabilized is not the same in all areas, we continue to have risks of loss with regard to at least some of the joint ventures in which we are a participant. In addition, as part of our multifamily business, and its joint ventures, we have assumed certain obligations to complete construction of multifamily residential buildings at agreed upon costs and we could be responsible for cost overruns.
The unconsolidated entities in which we have investments may not be able to modify the terms of their debt arrangements.
Many of the joint ventures in which we participate will in the relatively near future be required to repay, refinance, renegotiate or extend their loans. If any of those joint ventures are unable to do this, we could be required to provide at least a portion of the funds the joint ventures need to be able to repay the loans and to conduct the activities for which they were formed.
We could be adversely impacted by the loss of key management personnel.
Our future success depends, to a significant degree, on the efforts of our senior management. Our operations could be adversely affected if key members of senior management cease to be active in our company.
Our Financial Services segment is adversely affected by reduced demand for our homes.
Approximately 50% of the mortgage loans made by our Financial Services segment are made to buyers of homes we build. Therefore, a decrease in the demand for our homes would adversely affect the financial results of this segment of our business.
If our ability to resell mortgages is impaired, we may be required to reduce home sales unless we are willing to become a long term investor in loans we originate.
Substantially all of the loans we originate are sold within a short period in the secondary mortgage market on a servicing released, non-recourse basis. After the loans are sold, we retain potential liability for possible claims by purchasers that we breached certain limited industry-standard representations and warranties in the loan sale agreements. The secondary mortgage market was severely impacted by the decline in property values between 2007 and 2011 and it has not recovered fully even though property values in many areas of the country stabilized significantly, and even began to rise, during the last part of 2011 and during 2012. To date, our finance company subsidiaries have been able to sell substantially all the mortgages they have originated. If, however, we became unable to sell loans into the secondary mortgage market or directly to Fannie Mae and Freddie Mac, we would have to either curtail our origination of mortgage loans, which among other things, could significantly reduce our ability to sell homes, or commit our own funds to long term investments in mortgage loans, which could, among other things, delay the time when we recognize revenues from home sales on our statements of operations.
Our Financial Services segment has received demands that it repurchase mortgage loans it sold in the secondary mortgage market and we may be required to repurchase loans in excess of amounts reserved.
Particularly during 2009, 2010 and 2011, our Financial Services segment received demands that it repurchase certain loans that it had previously sold in the secondary mortgage market. The demands related primarily to loans originated during 2005 through 2007 and were frequently based on assertions that information borrowers gave our Financial Services segment was not accurate. In many instances, we have successfully disputed the claims. However, in some instances we have settled claims to maintain our business relationships with the claimants or to avoid litigation costs. In other instances, there are active disputes regarding certain loans. While we believe we have significant defenses against virtually all of the currently unresolved repurchase demands, we have established a reserve based upon, among other things, an analysis of repurchase requests received, an estimate of potential repurchase claims not yet received and our actual past repurchases and losses through the disposition of loans we repurchased, as well as previous settlements. At November 30, 2012 and 2011, this reserve was $7.3 million and $6.1 million, respectively. If there is an unexpected increase in the amount of repurchase demands we receive that we believe we should settle, or if we are not able to resolve existing repurchase demands on a basis consistent with our experience to date, the cost to us with regard to the repurchase demands could exceed the reserve we have established.
Although our Rialto segment's investments in distressed real estate assets have been at significant discounts, if the real estate markets deteriorate significantly we could suffer losses.
Until 2011, the principal activity of our Rialto segment involved acquisitions of portfolios of, or interests in portfolios of, distressed debt instruments and foreclosed properties. That was consistent with the Rialto segment's objective of focusing on commercial and residential real estate opportunities arising from dislocations in the United States real estate markets and the restructuring and recapitalization of those markets. Since 2011, investments have been made primarily by Fund I managed by the Rialto segment, rather than by the Rialto segment itself, and the Rialto segment is in the process of marketing Fund II. Lennar is an investor in Fund I and has committed to make an investment in Fund II. Investing in distressed debt and foreclosed properties presents many risks in addition to those inherent in normal lending activities, including the risk that the anticipated restructuring and recapitalization of the United States real estate markets will not be completed for many years, the risk that defaults on debt instruments in which the Rialto segment or the funds it manages invests will be greater than anticipated and the risk that if the Rialto segment or any of the funds it manages has to liquidate its investments into the market, it will suffer severe losses in doing so. There is also the possibility that, even if the investments made by the Rialto segment or the funds it manages perform as expected, absence of a liquid market for these investments will result in a need to reduce the values at which they are carried on our financial statements.
If Rialto's investments in real estate are not properly valued or sufficiently reserved to cover actual losses and we are required to increase our valuation reserves, our earnings could be reduced.
When a loan is foreclosed upon and we take title to the property, we obtain a valuation of the property and base its book value on that valuation. The book value of the foreclosed property is periodically compared to the updated market value of the foreclosed property if classified as held-and-used, or the market value of the foreclosed property less estimated selling costs if classified as held-for-sale (fair value), and a charge-off is recorded for any excess of the property's book value over its fair value. If the valuation we establish for a property proves to be too high, we may have to record additional charge-offs in subsequent periods. Material additional charge-offs could have an adverse effect on our results of operations, and possibly even on our financial condition.
There is substantial competition for the types of investments on which our Rialto segment is focused, and this may limit the ability of the Rialto segment or the investment fund it manages to make investments on terms that are attractive to it.
Our Rialto segment, and its funds, Fund I and Fund II, that it created and manages, currently are focused on investments in distressed mortgage debt, foreclosed properties and other real estate related assets that have been adversely affected by the dislocations during the last several years in the markets for real estate, mortgage loans and real estate related securities. Some of the opportunities to acquire these types of assets arise under programs involving co-investments with and financing provided by agencies of the Federal government. There are many firms and investment funds that are trying to acquire the types of assets on which our Rialto segment and the investment fund it manages are focused, and it is likely that a significant number of additional investment funds will be formed in the future with the objective of acquiring those types of assets. At least some of the firms with which the Rialto segment competes, or will compete, for investment opportunities have, or will have, a cost of capital that is lower than that of the Rialto segment or the investment funds it manages, and therefore those firms may be able to pay more for investment opportunities than would be prudent for our Rialto segment or the investment funds it manages.
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
A principal factor in a prospective purchaser's decision regarding the price it will pay for a portfolio of mortgage loans or other real estate related assets is the cash flow the prospective purchaser expects the portfolio to generate. The cash flow a portfolio of distressed mortgage loans and related assets will generate can be affected by the way the assets in the portfolio are managed. We believe the backgrounds and experience of the personnel in our Rialto segment will enable the Rialto segment to generate better cash flows from the distressed assets it manages than what is generally expected with regard to similar assets. If it is not able to do that, the Rialto segment probably will not generate the returns it is seeking.
The supply of real estate related assets available at discounts from normal prices will likely decrease if the real estate markets continue to improve, which could require our Rialto segment to change its investment strategy.
The current strategy of our Rialto segment is to seek above normal risk adjusted returns for itself or the investment funds it manages by focusing on investments in commercial and residential real estate related assets that are available at below market prices because of the dislocations in the United States real estate markets over the past several years. A continued recovery of the real estate markets would probably benefit the investments the Rialto segment and the funds it manages have made, but it probably would substantially reduce or end the availability of the types of distressed asset investments they have made. That would require the Rialto segment to rethink, and probably to change, its investment strategy.
Restrictions in agreements related to Fund I, that the Rialto segment manages could prevent the Rialto segment from making investments.
The Rialto segment manages Fund I, a fund that was formed to make investments in, among other things, distressed real estate related debt and foreclosed properties. In order to protect investors in Fund I against the possibility that we would keep attractive investment opportunities for ourselves instead of presenting them to Fund I, we agreed that we would not make investments that are suitable for Fund I except to the extent an Advisory Committee consisting of representatives of Fund I investors decides that Fund I should not make particular investments, and we will probably make similar commitments with regard to subsequent funds the Rialto segment creates. There is an exception that permits us to purchase properties for use in connection with our homebuilding operations. However, it is likely that for several years the restrictions will prevent the Rialto segment from making investments in distressed mortgage loans or foreclosed properties other than through Fund I (of which we currently own approximately 10.7%), except to the extent the applicable Advisory Committee decides that a fund should not make particular investments.
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
Our homebuyers' ability to qualify for and obtain affordable mortgages could be impacted by changes made by government sponsored entities and private mortgage insurance companies supporting the mortgage market.
Changes made by Fannie Mae, Freddie Mac and FHA/VA sponsored mortgage programs, as well as changes made by private mortgage insurance companies, have reduced the ability of many potential homebuyers to qualify for mortgages. Principal among these have been tighter lending standards such as higher income requirements, larger required down payments, increased reserves and higher required credit scores. Higher income requirements reduce the amounts for which some homebuyers can qualify when buying new homes. Larger down payment requirements and increased asset reserve thresholds appear to be preventing or delaying some homebuyers from entering the market. Increased credit score requirements eliminate a segment of potential homebuyers.
New government regulations may make it more difficult for potential purchasers to finance home purchases and may reduce the number of mortgage loans our Financial Services segment makes.
In January 2013, the Federal Consumer Financial Protection Bureau proposed regulations that would impose minimum qualifications for mortgage borrowers. These regulations could make it more difficult for some potential buyers to finance home purchases and could result in our Financial Services segment originating fewer mortgages, which, in turn, could have an adverse effect on future revenues and earnings.
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
We are subject to extensive and complex laws and regulations that affect the land development and homebuilding process, including laws and regulations related to zoning, permitted land uses, levels of density, building design, elevation of properties, water and waste disposal and use of open spaces. In addition, we are subject to laws and regulations related to workers' health and safety, and there are efforts to subject us to other labor related laws or rules, some of which may make us responsible for things done by our subcontractors over which we have little or no control. We also are subject to a variety of local, state and federal laws and regulations concerning the protection of health and the environment. In some of the markets where we operate, we are required by law to pay environmental impact fees, use energy-saving construction materials and give commitments to municipalities to provide infrastructure such as roads and sewage systems. We generally are required to obtain permits, entitlements and approvals from local authorities to commence and carry out residential development or home construction. These permits, entitlements and approvals may, from time-to-time, be opposed or challenged by local governments, neighboring property owners or other interested parties, adding delays, costs and risks of non-approval to the process. Our obligation to comply with the laws and regulations under which we operate, and our need to ensure that our associates, subcontractors and other agents comply with these laws and regulations, could result in delays in construction and land development, cause us to incur substantial costs and prohibit or restrict land development and homebuilding activity in certain areas in which we operate. Budget reductions by state and local governmental agencies may increase the time it takes to obtain required approvals and therefore may aggravate the delays we could encounter.
We can be injured by failures of persons who act on our behalf to comply with applicable regulations and guidelines.
Although we expect all of our associates (i.e., employees), officers and directors to comply at all times with all applicable laws, rules and regulations, there may be instances in which subcontractors or others through whom we do business engage in practices that do not comply with applicable regulations or guidelines. When we learn of practices relating to homes we build or financing we provide that do not comply with applicable regulations or guidelines, we move actively to stop the non-complying practices as soon as possible and we have taken disciplinary action with regard to associates of ours who were aware of the practices and did not take steps to address them, including in some instances terminating their employment. However, regardless of the steps we take after we learn of practices that do not comply with applicable regulations or guidelines, we can in some instances be subject to fines or other governmental penalties, and our reputation can be injured, due to the practices' having taken place.
Tax law changes could make home ownership more expensive or less attractive.
Historically, significant expenses of owning a home, including mortgage interest expense and real estate taxes, generally have been deductible expenses for the purpose of calculating an individual's federal, and in some cases state, taxable income as itemized deductions. The Federal government has been considering eliminating some deductions, or limiting the tax benefit of deductions, with regard to people with incomes above specified levels. As part of the American Taxpayer Relief Act of 2012, enacted on January 1, 2013, beginning in 2013 certain taxpayers will have their itemized deductions limited. Such limits will increase the after-tax cost of owning a home, which is likely to impact adversely the demand for homes we build and could reduce the prices for which we can sell homes, particularly in higher priced communities.
Other Risks
We have a stockholder who can exercise significant influence over matters that are brought to a vote of our stockholders.
Stuart A. Miller, our Chief Executive Officer and a Director, has voting control, through personal holdings and holdings by family-owned entities of Class B, and to a lesser extent Class A, common stock that enables Mr. Miller to cast approximately 46% of the votes that can be cast by the holders of all our outstanding Class A and Class B common stock combined. That effectively gives Mr. Miller the power to control the election of our directors and the approval of matters that are presented to our stockholders. Mr. Miller's voting power might discourage someone from seeking to acquire us or from making a significant equity investment in us, even if we needed the investment to meet our obligations and to operate our business. Also, because of his voting power, Mr. Miller could be able to authorize actions that are contrary to our other stockholders' desires.

The trading price of our Class B common stock is substantially less than that of our Class A common stock.
The only difference between our Class A common stock and our Class B common stock is that the Class B common stock entitles the holders to 10 votes per share, while the Class A common stock entitles holders to only one vote per share. Yet the trading price of the Class B common stock on the New York Stock exchange normally is 20% to 30% lower than the NYSE trading price of our Class A common stock.
We may not be able to benefit from net operating loss ("NOL") carryforwards.
We suffered significant losses in 2007, 2008 and 2009 for tax (as well as for financial statement) purposes. We were able to carry back part of these losses to recover taxes we had paid with regard to prior years. However, we will not receive any tax benefits with regard to tax losses we could not carry back, except to the extent we have taxable income in the 20 year NOL carryforward period. From 2008 until 2011, we fully reserved in our financial statements against all our deferred tax assets due to the possibility that we might not have taxable income that would enable us to benefit from them. However, because in 2012 it became more likely than not that we would have sufficient future taxable income to take advantage of our deferred tax assets, in 2012 we reversed a majority of the deferred tax asset valuation allowance and we currently carry the net deferred tax assets on our balance sheet. Nonetheless, we will not actually realize the deferred tax benefits unless and until we have taxable income, and if we do not have sufficient taxable income during the 20 year NOL carryforward period, we may be required to fully reserve against our deferred tax assets again and/or, we will not receive the full tax benefit of the losses we incurred.
Trading in our shares could substantially reduce our ability to use tax loss carryforwards.
Under the Internal Revenue Code, if during any three year period there is a greater than 50% change of ownership of our stock by persons who own more than 5% of our stock, our ability to utilize NOL carryforwards would be limited to the market value of our company at the time of the change in ownership times the long-term federal tax exempt rate. This change of ownership limitation can occur as a result of purchases and sales in the market by persons who become owners of more than 5% of our stock, even without anybody becoming a new majority owner. During the past three years, there have not been any significant changes in the holdings of our stock by 5% stockholders. However, it is possible that as a result of future stock trading, within a three-year period buyers could acquire in the market 5% or greater ownership interests in our stock totaling more than 50%. If that occurs, our ability to apply our tax loss carryforwards could become limited.

Item 1B.	Unresolved Staff Comments.
Not applicable.
Executive Officers of Lennar Corporation
The following individuals are our executive officers as of January 29, 2013:

Name	Position	Age
Stuart A. Miller	Chief Executive Officer	55
Richard Beckwitt	President	53
Jonathan M. Jaffe	Vice President and Chief Operating Officer	53
Bruce E. Gross	Vice President and Chief Financial Officer	54
Diane J. Bessette	Vice President and Treasurer	52
Mark Sustana	Secretary and General Counsel	51
David M. Collins	Controller	43
Mr. Miller is one of our Directors and has served as our Chief Executive Officer since 1997. Mr. Miller served as our President from 1997 to April 2011. Before 1997, Mr. Miller held various executive positions with us.
Mr. Beckwitt served as our Executive Vice President from March 2006 to 2011. Since April 2011, Mr. Beckwitt has served as our President. As our Executive Vice President and then our President, Mr. Beckwitt has been involved in all operational aspects of our company. Mr. Beckwitt served on the Board of Directors of D.R. Horton, Inc. from 1993 to November 2003. From 1993 to March 2000, he held various executive officer positions at D.R. Horton, including President of the company. From March 2000 to April 2003, Mr. Beckwitt was the owner and principal of EVP Capital, L.P., (a venture capital and real estate advisory company). Mr. Beckwitt retired in May 2003 to design and personally construct a second home in Maine.
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
We are party to various claims and lawsuits which arise in the ordinary course of business, but we do not consider the volume of our claims and lawsuits unusual given the number of homes we deliver and the fact that the lawsuits often relate to homes delivered several years before the lawsuits are commenced. Although the specific allegations in the lawsuits differ, they most commonly involve claims that we failed to construct homes in particular communities in accordance with plans and specifications or applicable construction codes and seek reimbursement for sums allegedly needed to remedy the alleged deficiencies, assert contract issues or relate to personal injuries. Lawsuits of these types are common within the homebuilding industry. We are a plaintiff in many cases in which we seek contribution from our subcontractors for home repair costs. The costs incurred by us in construction defect lawsuits may be offset by warranty reserves, our third party insurers, subcontractor insurers and indemnity contributions from subcontractors. We do not believe that the ultimate resolution of these claims or lawsuits will have a material adverse effect on our business, financial position, results of operations or cash flows. From time-to-time, we also receive notices from environmental agencies or other regulators regarding alleged violations of environmental or other laws. We typically settle these matters before they reach litigation for amounts that are not material to us.

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
Our Class A and Class B common stock are listed on the New York Stock Exchange under the symbols “LEN” and “LEN.B,” respectively. The following table shows the high and low sales prices for our Class A and Class B common stock for the periods indicated, as reported by the NYSE, and cash dividends declared per share:

	Class A Common Stock High/Low Prices		Cash Dividends Per Class A Share
Fiscal Quarter	2012	2011	2012	2011
First	$24.35 - 18.12	$21.54 - 15.41	4¢	4¢
Second	$30.12 - 22.20	$20.60 - 17.34	4¢	4¢
Third	$32.85 - 23.48	$19.10 - 12.39	4¢	4¢
Fourth	$39.33 - 32.17	$18.82 - 12.14	4¢	4¢

	Class B Common Stock High/Low Prices		Cash Dividends Per Class B Share
Fiscal Quarter	2012	2011	2012	2011
First	$19.63 - 13.73	$17.40 - 12.43	4¢	4¢
Second	$24.52 - 17.91	$16.75 - 14.00	4¢	4¢
Third	$26.20 - 18.14	$15.46 - 9.30	4¢	4¢
Fourth	$32.03 - 25.56	$14.36 - 8.95	4¢	4¢
As of December 31, 2012, the last reported sale price of our Class A common stock was $38.67 and the last reported sale price of our Class B common stock was $30.54. As of December 31, 2012, there were approximately 900 and 650 holders of record, respectively, of our Class A and Class B common stock.
On January 17, 2013, our Board of Directors declared a quarterly cash dividend of $0.04 per share for both our Class A and Class B common stock, which is payable on February 15, 2013 to holders of record at the close of business on February 1, 2013. Our Board of Directors evaluates each quarter the decision whether to declare a dividend and the amount of the dividend.
In June 2001, our Board of Directors authorized a stock repurchase program to permit future purchases of up to 20 million shares of our outstanding common stock. During the year ended November 30, 2012, there were no shares repurchased under this program. At November 30, 2012, we still had authorization to purchase up to 6.2 million shares under the program.
The information required by Item 201(d) of Regulation S-K is provided in Item 12 of this Report.

Performance Graph
The following graph compares the five-year cumulative total return of our Class A common stock with the Dow Jones U.S. Home Construction Index and the Dow Jones U.S. Total Market Index. The graph assumes $100 invested on November 30, 2007 in our Class A common stock, the Dow Jones U.S. Home Construction Index and the Dow Jones U.S. Total Market Index, and the reinvestment of all dividends.

Comparison of Five-Year Cumulative Total Return
Fiscal Year Ended November 30
(2007=$100)

$300
$200
$100
$-
2007
2008
2009
2010
2011
2012
Lennar Corporation
Dow Jones U.S. Total Market Index
Dow Jones Home Construction Index

	2007	2008	2009	2010	2011	2012
Lennar Corporation	$100	47	89	108	133	277
Dow Jones U.S. Home Construction Index	$100	69	82	74	79	144
Dow Jones U.S. Total Market Index	$100	61	79	88	95	110

Item 6.	Selected Financial Data.
The following table sets forth our selected consolidated financial and operating information as of or for each of the years ended November 30, 2008 through 2012. The information presented below is based upon our historical financial statements.

	At or for the Years Ended November 30,
(Dollars in thousands, except per share amounts)	2012	2011	2010	2009	2008
Results of Operations:
Revenues:
Lennar Homebuilding	$3,581,232	2,675,124	2,705,639	2,834,285	4,263,038
Lennar Financial Services	$384,618	255,518	275,786	285,102	312,379
Rialto Investments	$138,856	164,743	92,597	—	—
Total revenues	$4,104,706	3,095,385	3,074,022	3,119,387	4,575,417
Operating earnings (loss):
Lennar Homebuilding (1)	$253,101	109,044	100,060	(676,293)	(404,883)
Lennar Financial Services (2)	$84,782	20,729	31,284	35,982	(30,990)
Rialto Investments	$11,569	63,457	57,307	(2,528)	—
Corporate general and administrative expenses	$127,338	95,256	93,926	117,565	129,752
Earnings (loss) before income taxes	$222,114	97,974	94,725	(760,404)	(565,625)
Net earnings (loss) attributable to Lennar (3)	$679,124	92,199	95,261	(417,147)	(1,109,085)
Diluted earnings (loss) per share	$3.11	0.48	0.51	(2.45)	(7.01)
Cash dividends declared per each - Class A and Class B common stock	$0.16	0.16	0.16	0.16	0.52
Financial Position:
Total assets	$10,362,206	9,154,671	8,787,851	7,314,791	7,424,898
Debt:
Lennar Homebuilding	$4,005,051	3,362,759	3,128,154	2,761,352	2,544,935
Rialto Investments	$574,480	765,541	752,302	—	—
Lennar Financial Services	$457,994	410,134	271,678	217,557	225,783
Stockholders’ equity	$3,414,764	2,696,468	2,608,949	2,443,479	2,623,007
Total equity	$4,001,208	3,303,525	3,194,383	2,558,014	2,788,753
Shares outstanding (000s)	191,548	188,403	186,636	184,896	160,558
Stockholders’ equity per share	$17.83	14.31	13.98	13.22	16.34
Lennar Homebuilding Data (including unconsolidated entities):
Number of homes delivered	13,802	10,845	10,955	11,478	15,735
New Orders	15,684	11,412	10,928	11,510	13,391
Backlog of home sales contracts	4,053	2,171	1,604	1,631	1,599
Backlog dollar value	$1,160,385	560,659	407,292	479,571	456,270

(1)
 Lennar Homebuilding operating earnings (loss) include $15.6 million, $38.0 million, $51.3 million, $359.9 million and $340.5 million, respectively, of inventory valuation adjustments for the years ended November 30, 2012, 2011, 2010, 2009 and 2008. In addition, it includes $12.1 million, $8.9 million, $10.5 million, $101.9 million and $32.2 million, respectively, of valuation adjustments related to assets of unconsolidated entities in which we have investments for the years ended November 30, 2012, 2011, 2010, 2009 and 2008, and $10.5 million, $1.7 million, $89.0 million and $172.8 million, respectively, of valuation adjustments to our investments in unconsolidated entities for the years ended November 30, 2011, 2010, 2009 and 2008.

(2)	Lennar Financial Services operating loss for the year ended November 30, 2008 includes a $27.2 million impairment of the Lennar Financial Services segment’s goodwill.

(3)
Net earnings (loss) attributable to Lennar for the year ended November 30, 2012 includes $435.2 million of benefit for income taxes, which includes a partial reversal of our deferred tax asset valuation allowance of $491.5 million, partially offset by a tax provision for fiscal year 2012 pretax earnings. Net earnings (loss) attributable to Lennar for the years ended November 30, 2011 and 2010 include $14.6 million and $25.7 million, respectively, of benefit for income taxes, primarily due to settlements with various taxing authorities. Net earnings (loss) attributable to Lennar for the year ended

November 30, 2009 primarily include a partial reversal of our deferred tax asset valuation allowance of $351.8 million, primarily due to a change in tax legislation, which allowed us to carry back our fiscal year 2009 tax loss to recover previously paid income taxes. Net earnings (loss) attributable to Lennar for the year ended November 30, 2008 include a $730.8 million valuation allowance recorded against our deferred tax assets.

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

Outlook
Throughout 2012 we have seen fundamental shifts and resulting trends that indicate the housing market has stabilized and is currently recovering. This shift has been driven by a combination of low home prices, low interest rates, reduced foreclosures and an extremely favorable rent-to-own comparison making the decision for qualified homebuyers to buy homes more attractive than the escalating cost of renting. Overall, we are experiencing more traffic in our communities, and have seen an increased sales pace at increasing prices in many of our markets during fiscal 2012 as reflected in our new orders and sales backlog, which increased 37% and 87%, respectively, from the prior year. In 2013, housing should continue to assume its traditional role in the economy, driving employment upward, increasing consumer confidence and overall helping to accelerate the economic recovery.
In fiscal 2013, our principal focus in our homebuilding operations will continue to be on maintaining and improving our operating margin on the homes we sell by increasing sales prices and reducing sales incentives, as well as taking advantage of the steps we have taken over the past several years to reduce costs and right-size our overhead structure. In addition, we continue to invest in carefully underwritten strategic land acquisitions in well-positioned markets that we expect to continue to support our homebuilding operations going forward and help us increase operating leverage as deliveries increase. Our Financial Services segment benefited in 2012 from a robust refinancing market and our growing homebuilding operations. Although we expect a less robust refinancing market in 2013, our Financial Services segment should continue to be a strong profit generator in 2013. Our Rialto Investments segment also produced profitability during fiscal 2012 as it continued to grow its business. We believe that 2013 will be a transitional year for our Rialto Investments segment as the PPIP fund was successfully completed at the end of 2012 and the first closing of our second fund was completed in December of 2012 and will be ramping up throughout 2013.
As we enter fiscal 2013, we believe that all the segments of our company are well positioned. We are on track to achieve another year of substantial profitability in 2013 as the housing market recovery continues and we continue to benefit from our strategic land acquisitions and new community openings.

Results of Operations
Overview
Our net earnings attributable to Lennar in 2012 were $679.1 million, or $3.11 per diluted share ($3.58 per basic share), compared to $92.2 million, or $0.48 per diluted share ($0.49 per basic share), in 2011. A substantial portion of our net earnings resulted from the reversal of a majority of our deferred tax asset valuation allowance of $491.5 million, or $2.25 per diluted share. Our 2012 earnings before taxes were $222.1 million, compared to $98.0 million in 2011.
The following table sets forth financial and operational information for the years indicated related to our operations.

	Years Ended November 30,
(Dollars in thousands)	2012	2011	2010
Lennar Homebuilding revenues:
Sales of homes	$3,492,177	2,624,785	2,631,314
Sales of land	89,055	50,339	74,325
Total Lennar Homebuilding revenues	3,581,232	2,675,124	2,705,639
Lennar Homebuilding costs and expenses:
Cost of homes sold	2,698,831	2,101,414	2,113,393
Cost of land sold	78,808	42,611	52,968
Selling, general and administrative	438,727	384,798	376,962
Total Lennar Homebuilding costs and expenses	3,216,366	2,528,823	2,543,323
Lennar Homebuilding operating margins	364,866	146,301	162,316
Lennar Homebuilding equity in loss from unconsolidated entities	(26,676)	(62,716)	(10,966)
Lennar Homebuilding other income, net	9,264	116,109	19,135
Other interest expense	(94,353)	(90,650)	(70,425)
Lennar Homebuilding operating earnings	$253,101	109,044	100,060
Lennar Financial Services revenues	$384,618	255,518	275,786
Lennar Financial Services costs and expenses	299,836	234,789	244,502
Lennar Financial Services operating earnings	$84,782	20,729	31,284
Rialto Investments revenues	$138,856	164,743	92,597
Rialto Investments costs and expenses	138,990	132,583	67,904
Rialto Investments equity in earnings (loss) from unconsolidated entities	41,483	(7,914)	15,363
Rialto Investments other income (expense), net	(29,780)	39,211	17,251
Rialto Investments operating earnings	$11,569	63,457	57,307
Total operating earnings	$349,452	193,230	188,651
Corporate general administrative expenses	127,338	95,256	93,926
Earnings before income taxes	$222,114	97,974	94,725
Net earnings attributable to Lennar	$679,124	92,199	95,261
Gross margin as a % of revenue from home sales	22.7%	19.9%	19.7%
S,G&A expenses as a % of revenues from home sales	12.6%	14.7%	14.3%
Operating margin as a % of revenues from home sales	10.2%	5.3%	5.4%
Average sales price	$255,000	244,000	243,000
2012 versus 2011
Revenues from home sales increased 33% in the year ended November 30, 2012 to $3.5 billion from $2.6 billion in 2011. Revenues were higher primarily due to a 28% increase in the number of home deliveries, excluding unconsolidated entities, and a 4% increase in the average sales price of homes delivered. New home deliveries, excluding unconsolidated entities, increased to 13,707 homes in the year ended November 30, 2012 from 10,746 homes last year. There was an increase in home deliveries in all of our Homebuilding segments and Homebuilding Other. The average sales price of homes delivered increased to $255,000 in the year ended November 30, 2012 from $244,000 in the same period last year, driven primarily by an increase in the average sales price of home deliveries in all of our Homebuilding segments, primarily due to increased pricing in many of our markets as the market recovers. Sales incentives offered to homebuyers were $28,300 per home delivered in the year ended November 30, 2012, or 10.0% as a percentage of home sales revenue, compared to $33,700 per home delivered in the same period last year, or 12.1% as a percentage of home sales revenue. Currently, our biggest competition is from the sales of existing and foreclosed homes. We differentiate our new homes from those homes by issuing new home warranties, and in certain markets emphasizing energy efficiency and new technologies.
Gross margins on home sales were $793.3 million, or 22.7%, in the year ended November 30, 2012, which included $12.6 million of valuation adjustments, compared to gross margins on home sales of $523.4 million, or 19.9%, in the year ended November 30, 2011, which included 35.7 million of valuation adjustments. Gross margin percentage on home sales improved compared to last year, primarily due to a greater percentage of deliveries from our new higher margin communities, a decrease in sales incentives offered to homebuyers as a percentage of revenue from home sales, an increase in the average sales price of homes delivered and lower valuation adjustments.
Gross profits on land sales totaled $10.2 million in the year ended November 30, 2012, compared to gross profits on land sales of $7.7 million in the year ended November 30, 2011.
Selling, general and administrative expenses were $438.7 million in the year ended November 30, 2012, compared to selling, general and administrative expenses of $384.8 million last year, which included $8.4 million related to expenses associated with remedying pre-existing liabilities of a previously acquired company, offset by $8.0 million related to the receipt of a litigation settlement. Selling, general and administrative expenses as a percentage of revenues from home sales improved to 12.6% in the year ended November 30, 2012, from 14.7% in 2011, primarily due to improved operating leverage and lower advertising costs.
Lennar Homebuilding equity in loss from unconsolidated entities was $26.7 million in the year ended November 30, 2012, primarily related to our share of operating losses of Lennar Homebuilding unconsolidated entities, which included $12.1 million of valuation adjustments primarily related to asset sales at Lennar Homebuilding's unconsolidated entities. This compared to Lennar Homebuilding equity in loss from unconsolidated entities of $62.7 million in the year ended November 30, 2011, which included our share of valuation adjustments of $57.6 million related to an asset distribution from a Lennar Homebuilding unconsolidated entity as the result of a linked transaction. This was offset by a pre-tax gain of $62.3 million included in 2011 Lennar Homebuilding other income, net, related to that unconsolidated entity’s net asset distribution. The transaction resulted in a net pre-tax gain of $4.7 million in the year ended November 30, 2011. In addition, in the year ended November 30, 2011, Lennar Homebuilding equity in loss from unconsolidated entities included $8.9 million of valuation adjustments related to assets of Lennar Homebuilding’s unconsolidated entities, offset by our share of a gain on debt extinguishment at one of Lennar Homebuilding’s unconsolidated entities totaling $15.4 million.
Lennar Homebuilding other income, net, totaled $9.3 million in the year ended November 30, 2012, primarily due to a $15.0 million gain on the sale of an operating property, partially offset by a pre-tax loss of $6.5 million related to the repurchase of $204.7 million aggregate principal amount of our 5.95% senior notes due 2013 ("5.95% Senior Notes") through a tender offer. This compared to Lennar Homebuilding other income, net, of $116.1 million in the year ended November 30, 2011, which included the $62.3 million pre-tax gain related to an unconsolidated entity's net asset distribution discussed in the previous paragraph and $29.5 million related to the receipt of a litigation settlement. The parties to a litigation in which the Company was a plaintiff entered into a settlement agreement in 2011 in which they agreed the Company may make the following statement: “Lennar recently settled litigation against a third party in connection with Lennar’s ongoing dispute with Nicolas Marsch, III and his affiliates. As a result of the settlement, the third party paid Lennar total cash consideration of $37.5 million and that the terms are confidential.” Lennar Homebuilding other income, net, in the year ended November 30, 2011 also included $5.1 million related to the favorable resolution of a joint venture and the recognition of $10.0 million of deferred management fees related to management services previously performed for one of Lennar Homebuilding’s unconsolidated entities. These amounts were partially offset by $10.5 million of valuation adjustments to our investments in Lennar Homebuilding’s unconsolidated entities and $4.9 million of write-offs of other assets in the year ended November 30, 2011.
Homebuilding interest expense was $181.4 million in the year ended November 30, 2012 ($85.1 million was included in cost of homes sold, $1.9 million in cost of land sold and $94.4 million in other interest expense), compared to $163.0 million in the year ended November 30, 2011 ($70.7 million was included in cost of homes sold, $1.6 million in cost of land sold and $90.7 million in other interest expense). Interest expense increased primarily due to an increase in our outstanding debt compared to the prior year.
Operating earnings for our Lennar Financial Services segment were $84.8 million in the year ended November 30, 2012, compared to operating earnings of $20.7 million in the same period last year. The increase in profitability was primarily due to increased volume and margins in the segment’s mortgage operations and increased volume in the segment's title operations, as a result of a significant increase in refinance transactions and homebuilding deliveries.
In the year ended November 30, 2012, operating earnings for the Rialto Investments segment were $26.0 million (which is comprised of $11.6 million of operating earnings and an add back of $14.4 million of net loss attributable to noncontrolling interests), compared to operating earnings of $34.6 million (which included $63.5 million of operating earnings offset by $28.9 million of net earnings attributable to noncontrolling interests) in the same period last year. In the year ended November 30, 2012, revenues in this segment were $138.9 million, which consisted primarily of accretable interest income associated with the segment’s portfolio of real estate loans and fees for managing and servicing assets, compared to revenues of $164.7 million in the same period last year. Revenues decreased primarily due to lower interest income as a result of a decrease in the portfolio of loans. In the year ended November 30, 2012, expenses in this segment were $139.0 million, which consisted primarily of costs related to its portfolio operations, loan impairments of $28.0 million primarily associated with the segment's FDIC loan portfolio (before noncontrolling interests) and other general and administrative expenses, compared to expenses of $132.6 million in the same period last year, which consisted primarily of costs related to its portfolio operations, loan impairments of $13.8 million primarily associated with the segment's FDIC loan portfolio (before noncontrolling interests), due diligence expenses related to both completed and abandoned transactions, and other general and administrative expenses.
In the year ended November 30, 2012, Rialto Investments other income (expense), net, was ($29.8) million, which consisted primarily of expenses related to owning and maintaining REO and impairments on REO, partially offset by gains from sales of REO and rental income. In the year ended November 30, 2011, Rialto Investments other income (expense), net, was $39.2 million, which consisted primarily of gains from acquisition of real estate owned (“REO”) through foreclosure, as well as gains from sales of REO, partially offset by expenses related to owning and maintaining those assets, and a $4.7 million gain on the sale of investment securities.
In the year ended November 30, 2012, the segment also had equity in earnings (loss) from unconsolidated entities of $41.5 million,which included $17.0 million of net gains primarily related to realized gains from the sale of investments in the portfolio underlying the the AllianceBernstein L.P. (“AB”) fund formed under the Federal government’s Public-Private Investment Program (“PPIP”), $6.1 million of interest income earned by the AB PPIP fund and $21.0 million of equity in earnings related to our share of earnings from the real estate investment fund managed by the Rialto segment ("Fund I"). During the second half of 2012, all of the securities in the investment portfolio underlying the AB PPIP fund were monetized related to the unwinding of its operations, resulting in liquidating distributions of $83.5 million. As our role as sub-advisor to the AB PPIP fund has been completed, no further management fees will be received for these services. This compared to equity in earnings (loss) from unconsolidated entities of ($7.9) million in the same period last year, consisting primarily of $21.4 million of unrealized losses related to our share of the mark-to-market adjustments of the investment portfolio underlying the AB PPIP fund, partially offset by $10.7 million of interest income earned by the AB PPIP fund and $2.9 million of equity in earnings related to Fund I.
In the year ended November 30, 2012, corporate general and administrative expenses were $127.3 million, or 3.1% as a percentage of total revenues, compared to $95.3 million, or 3.1% as a percentage of total revenues, in the same period last year. The increase in corporate general and administrative expenses was primarily due to an increase in personnel related expenses as a result of an increase in share-based and variable compensation expense.
In the years ended November 30, 2012 and 2011, net earnings (loss) attributable to noncontrolling interests were ($21.8) million and $20.3 million, respectively. Net loss attributable to noncontrolling interests during the year ended November 30, 2012 was attributable to noncontrolling interests related to our homebuilding operations and the FDIC's interest in the portfolio of real estate loans that we hold in partnership with the FDIC in our Rialto Investments segment. Net earnings attributable to noncontrolling interests during the year ended November 30, 2011 were related to the Rialto Investments operations, partially offset by a net loss attributable to noncontrolling interests in our homebuilding operations.
During the year ended November 30, 2012, we concluded that it was more likely than not that the majority of our deferred tax assets would be utilized. This conclusion was based on a detailed evaluation of all relevant evidence, both positive and negative. The positive evidence included factors such as eleven consecutive quarters of earnings, the expectation of continued earnings and evidence of a sustained recovery in the housing markets that we operate. Such evidence is supported by us experiencing significant increases in key financial indicators, including new orders, revenues, gross margin, backlog, gross margin in backlog, and deliveries compared with the prior year. We have also restructured our corporate and field operations, significantly reducing our cost structure and permitting us to generate profits at lower level of activity. Economic data has also been affirming housing market recovery. Housing starts, homebuilding volume and prices are increasing and forecasted to continue to increase. Low mortgage rates, affordable home prices, reduced foreclosures, and a favorable home ownership to rental comparison continue to drive the recovery. Lastly, we project to use the majority of our net operating losses in the allowable carryforward periods, and we have no history of net operating losses expiring unutilized.
We are required to use judgment in considering the relative impact of negative and positive evidence when determining the need for a valuation allowance for our deferred tax asset. The weight given to the potential effect of negative and positive evidence shall be commensurate with the extent to which it can be objectively verified. The more negative evidence that exists, the more positive evidence is necessary. The most significant direct negative evidence that currently exists is that we are currently in a cumulative four-year loss position. However, our cumulative four-year loss is declining significantly as a result of eleven consecutive quarters of profitability and based on our current earnings level we will realize a majority of our deferred tax assets.
Based on the analysis of positive and negative evidence, we believe that there is enough positive evidence to overcome our current cumulative loss position. Therefore, we concluded that it was more likely than not that we will realize our deferred tax assets, and reversed the majority of the valuation allowance established against our deferred tax assets during the year ended November 30, 2012.
Accordingly, we reversed $491.5 million of the valuation allowance against our deferred tax assets. Based on analysis utilizing objectively verifiable evidence, it was not more likely than not that certain state net operating loss carryforwards would be utilized. As a result, the remaining valuation allowance against our deferred tax assets was $88.8 million, as of November 30, 2012, which is primarily related to state net operating loss carryforwards. In future periods, the remaining valuation allowance could be reversed if additional sufficient positive evidence is present indicating that it is more likely than not that such assets would be realized. The valuation allowance against our deferred tax assets was $576.9 million at November 30, 2011.
As of November 30, 2012, we owned 107,138 homesites and had access to an additional 21,346 homesites through either option contracts with third parties or agreements with unconsolidated entities in which we have investments. As of November 30, 2011, we owned 94,684 homesites and had access to an additional 16,702 homesites through either option contracts with third parties or agreements with unconsolidated entities in which we have investments. Our backlog of sales contracts was 4,053 homes ($1.2 billion) at November 30, 2012, compared to 2,171 homes ($560.7 million) at November 30, 2011.
2011 versus 2010
For both the years ended November 30, 2011 and 2010, revenues from home sales were $2.6 billion. There was a 1% increase in the average sales price of homes delivered, offset by a 1% decrease in the number of homes deliveries, excluding unconsolidated entities. New home deliveries, excluding unconsolidated entities, decreased to 10,746 homes in the year ended November 30, 2011 from 10,859 homes in 2010. The decrease in home deliveries was primarily in our Homebuilding Houston and Homebuilding West segments and Homebuilding Other as a result of the absence of the Federal homebuyer tax credit, partially offset by an increase in home deliveries in our Homebuilding Southeast Florida segment. The increase in deliveries in our Homebuilding Southeast Florida segment was the result of an increase in home deliveries from communities acquired in 2010 that has sales but only a small amount of deliveries during the year ended November 30, 2010. The average sales price of homes delivered increased to $244,000 in the year ended November 30, 2011 from $243,000 in 2010, driven primarily by an increase in the average sales price of home deliveries in all of our Homebuilding segments and Homebuilding Other, except for our Homebuilding West segment, primarily due to a higher percentage of home deliveries in higher priced communities. This increase was partially offset by a reduction in average sales price in our Homebuilding West segment due to a shift to smaller square footage homes generating a lower average sales price. Sales incentives offered to homebuyers were $33,700 per home delivered in the year ended November 30, 2011, or 12.1% as a percentage of home sales revenue, compared to $32,800 per home delivered in 2010, or 11.9% as a percentage of home sales revenue. During 2011 our biggest competition was from the sales of existing and foreclosed homes. We differentiate our new homes from those homes by issuing new home warranty, and in certain markets emphasizing energy efficiency and new technology such as keyless door locks and lighting and thermostats controlled remotely from outside the home.
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
Selling, general and administrative expenses were $384.8 million in the year ended November 30, 2011, which included $8.4 million related to additional expenses associated with remedying pre-existing liabilities of a previously acquired company, offset by $8.0 million related to the receipt of a litigation settlement. Selling, general and administrative expenses were $377.0 million in the year ended November 30, 2010. Selling, general and administrative expenses as a percentage of revenues from home sales increased to 14.7% in the year ended November 30, 2011, from 14.3% in 2010.
Lennar Homebuilding equity in loss from unconsolidated entities was $62.7 million in the year ended November 30, 2011, which primarily included our share of valuation adjustments of $57.6 million related to an asset distribution from a Lennar Homebuilding unconsolidated entity as the result of a linked transaction. This was offset by a pre-tax gain of $62.3 million included in Lennar Homebuilding other income, net, related to that unconsolidated entity’s net asset distribution. The transaction resulted in a net pre-tax gain of $4.7 million. In addition, Lennar Homebuilding equity in loss from unconsolidated entities included $8.9 million of valuation adjustments related to assets of Lennar Homebuilding’s unconsolidated entities, offset by our share of a gain on debt extinguishment at one of Lennar Homebuilding’s unconsolidated entities totaling $15.4 million. In the year ended November 30, 2010, Lennar Homebuilding equity in loss from unconsolidated entities was $11.0 million, which included $10.5 million of valuation adjustments related to assets of Lennar Homebuilding unconsolidated entities, partially offset by a net pre-tax gain of $7.7 million as a result of a transaction by one of Lennar Homebuilding’s unconsolidated entities.
Lennar Homebuilding other income net, totaled $116.1 million in the year ended November 30, 2011, which included the $62.3 million pre-tax gain discussed in the previous paragraph and $29.5 million related to the receipt of a litigation settlement. Lennar Homebuilding other income, net, in the year ended November 30, 2011 also included $5.1 million related to the favorable resolution of a joint venture and the recognition of $10.0 million of deferred management fees related to management services previously performed for one of Lennar Homebuilding’s unconsolidated entities. These amounts were partially offset by $10.5 million of valuation adjustments to our investments in Lennar Homebuilding’s unconsolidated entities. In the year ended November 30, 2010, Lennar Homebuilding other income, net, was $19.1 million, which included a $19.4 million pre-tax gain on the extinguishment of other debt and other income, partially offset by a pre-tax loss of $10.8 million related to the repurchase of senior notes through a tender offer.
Homebuilding interest expense was $163.0 million in the year ended November 30, 2011 ($70.7 million was included in cost of homes sold, $1.6 million in cost of land sold and $90.7 million in other interest expense), compared to $143.9 million in the year ended November 30, 2010 ($71.5 million was included in cost of homes sold, $2.0 million in cost of land sold and $70.4 million in other interest expense). Interest expense increased primarily due to an increase in our outstanding debt compared to 2010.
Operating earnings for our Lennar Financial Services segment were $20.7 million in the year ended November 30, 2011, compared to operating earnings of $31.3 million in 2010. The decrease in profitability was due primarily to decreased volume in the segment’s mortgage operations. In addition, in the year ended November 30, 2010, our Lennar Financial Services segment received $5.1 million of proceeds from the previous sale of a cable system.
In the year ended November 30, 2011, operating earnings in our Rialto Investments segment were $63.5 million (which included $28.9 million of net earnings attributable to noncontrolling interests), compared to operating earnings of $57.3 million (which included $33.2 million of net earnings attributable to noncontrolling interests) in 2010. In the year ended November 30, 2011, revenues in this segment were $164.7 million, which consisted primarily of accretable interest income associated with the segment’s portfolio of real estate loans and fees for managing and servicing assets, compared to revenues of $92.6 million in 2010. In the year ended November 30, 2011, Rialto Investments other income, net, was $39.2 million, which consisted primarily of gains from acquisition of REO through foreclosure, as well as gains from sales of REO, partially offset by expenses related to owning and maintaining those assets, and a $4.7 million gain on the sale of investment securities. In the year ended November 30, 2010, Rialto Investments other income, net, was $17.3 million, which consisted primarily of gains from acquisition of real estate owned through foreclosure as well as gains from real estate sales.
The segment also had equity in earnings (loss) from unconsolidated entities of ($7.9) million in the year ended November 30, 2011, consisting primarily of $21.4 million of unrealized losses related to our share of the mark-to-market adjustments of the investment portfolio underlying the AB PPIP fund, partially offset by $10.7 million of interest income earned by the AB PPIP fund and $2.9 million of equity in earnings related to Fund I. This compares to equity in earnings (loss) from unconsolidated entities of $15.4 million in 2010, which included $9.3 million of unrealized gains related to our share of the mark-to-market adjustments of AB PPIP investments. In the year ended November 30, 2011, expenses in this segment were $132.6 million, which consisted primarily of costs related to its portfolio operations, due diligence expenses related to both completed and abandoned transactions, and other general and administrative expenses, compared to expenses of $67.9 million in 2010.
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
As of and for the year ended November 30, 2012, we have grouped our homebuilding activities into five reportable segments, which we refer to as Homebuilding East, Homebuilding Central, Homebuilding West, Homebuilding Southeast Florida and Homebuilding Houston. Information about homebuilding activities in states in which our homebuilding activities are not economically similar to other states in the same geographic area is grouped under “Homebuilding Other,” which is not considered a reportable segment. Reference in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to homebuilding segments are to those reportable segments.
At November 30, 2012, our reportable homebuilding segments and Homebuilding Other consisted of homebuilding divisions located in:
East: Florida(1), Georgia, Maryland, New Jersey, North Carolina, South Carolina and Virginia
Central: Arizona, Colorado and Texas(2)
West: California and Nevada
Southeast Florida: Southeast Florida
Houston: Houston, Texas
Other: Illinois, Minnesota, Oregon and Washington

(1)	Florida in the East reportable segment excludes Southeast Florida, which is its own reportable segment.

(2)	Texas in the Central reportable segment excludes Houston, Texas, which is its own reportable segment.

The following tables set forth selected financial and operational information related to our homebuilding operations for the years indicated:
Selected Financial and Operational Data

	Years Ended November 30,
(In thousands)	2012	2011	2010
Revenues:
East:
Sales of homes	$1,283,441	1,009,750	970,355
Sales of land	16,539	11,062	16,623
Total East	1,299,980	1,020,812	986,978
Central:
Sales of homes	487,317	355,350	348,486
Sales of land	19,071	9,907	9,246
Total Central	506,388	365,257	357,732
West:
Sales of homes	683,267	531,984	650,844
Sales of land	14,022	8,879	32,646
Total West	697,289	540,863	683,490
Southeast Florida:
Sales of homes	353,841	239,608	131,091
Sales of land	13,800	—	—
Total Southeast Florida	367,641	239,608	131,091
Houston:
Sales of homes	449,580	321,908	357,590
Sales of land	22,043	19,802	8,348
Total Houston	471,623	341,710	365,938
Other
Sales of homes	234,731	166,185	172,948
Sales of land	3,580	689	7,462
Total Other	238,311	166,874	180,410
Total homebuilding revenues	$3,581,232	2,675,124	2,705,639

	Years Ended November 30,
(In thousands)	2012	2011	2010
Operating earnings (loss):
East:
Sales of homes	$137,231	98,822	114,061
Sales of land	2,472	233	1,108
Equity in earnings (loss) from unconsolidated entities	542	(518)	(602)
Other income (expense), net (1)	(166)	4,568	3,772
Other interest expense	(26,082)	(22,755)	(19,113)
Total East	113,997	80,350	99,226
Central:
Sales of homes (2)	39,388	(16,109)	(7,910)
Sales of land	909	2,129	(353)
Equity in loss from unconsolidated entities	(514)	(922)	(4,727)
Other expense, net	(1,529)	(1,082)	(2,261)
Other interest expense	(13,427)	(15,184)	(10,661)
Total Central	24,827	(31,168)	(25,912)
West:
Sales of homes (2)	39,941	(3,071)	4,019
Sales of land	388	749	16,502
Equity in loss from unconsolidated entities (3)	(25,415)	(57,215)	(6,113)
Other income, net (4)	2,393	117,066	5,451
Other interest expense	(31,334)	(31,479)	(25,720)
Total West	(14,027)	26,050	(5,861)
Southeast Florida:
Sales of homes	65,745	34,096	16,793
Sales of land	(354)	—	—
Equity in loss from unconsolidated entities	(961)	(1,152)	(269)
Other income, net (5)	15,653	2,488	9,460
Other interest expense	(9,026)	(8,004)	(4,979)
Total Southeast Florida	71,057	27,428	21,005
Houston:
Sales of homes	43,423	16,115	25,138
Sales of land	6,182	4,617	1,683
Equity in earnings (loss) from unconsolidated entities	(35)	46	766
Other income, net	1,328	965	1,413
Other interest expense	(4,623)	(4,563)	(2,970)
Total Houston	46,275	17,180	26,030
Other
Sales of homes	28,891	8,720	(11,142)
Sales of land	650	—	2,417
Equity in loss from unconsolidated entities	(293)	(2,955)	(21)
Other income (expense), net	(8,415)	(7,896)	1,300
Other interest expense	(9,861)	(8,665)	(6,982)
Total Other	10,972	(10,796)	(14,428)
Total homebuilding operating earnings	$253,101	109,044	100,060

(1)	Other income (expense), net, for the year ended November 30, 2011 includes $5.1 million of income related to the favorable resolution of a joint venture.

(2)
Operating earnings (loss) on the sales of homes in our Homebuilding Central segment for the year ended November 30, 2011 includes $8.4 million of additional expenses associated with remedying pre-existing liabilities of a previously acquired company. Sales of homes in our Homebuilding West segment for the year ended November 30, 2011 includes an $8.1 million benefit related to changes in our cost-to-complete estimates for homebuilding communities in the close-out phase.

(3)
For the year ended November 30, 2012, equity in loss from unconsolidated entities relates primarily to our share of operating losses of our Lennar Homebuilding unconsolidated entities, which includes $12.1 million of our share of valuation adjustments primarily related to asset sales at Lennar Homebuilding unconsolidated entities. For the year ended November 30, 2011, equity in loss from unconsolidated entities includes a $57.6 million valuation adjustment related to an asset distribution from a Lennar Homebuilding unconsolidated entity that resulted from a linked transaction where there was also a pre-tax gain of $62.3 million related to the distribution of assets of the unconsolidated entity. The pre-tax gain of $62.3 million was included in Lennar Homebuilding other income (expense), net for the year ended November 30, 2011.

(4)
For the year ended November 30, 2011, other income, net, includes a pre-tax gain of $62.3 million related to the distribution of assets of a Lennar Homebuilding unconsolidated entity, $29.5 million related to the receipt of a litigation settlement, discussed previously in the Overview section, and the recognition of $10.0 million of deferred management fees related to management services previously performed by us for one of the Lennar Homebuilding unconsolidated entities.

(5)	Other income, net for the year ended November 30, 2012, includes a $15.0 million gain on the sale of an operating property.
Summary of Homebuilding Data
Deliveries:

	Years Ended November 30,
	Homes
	2012	2011	2010
East	5,440	4,576	4,539
Central	2,154	1,661	1,682
West	2,301	1,846	2,079
Southeast Florida	1,314	904	536
Houston	1,917	1,411	1,645
Other	676	447	474
Total	13,802	10,845	10,955
Of the total home deliveries above, 95, 99 and 96, respectively, represent deliveries from unconsolidated entities for the years ended November 30, 2012, 2011 and 2010.

	Years Ended November 30,
	Dollar Value (In thousands)			Average Sales Price
	2012	2011	2010	2012	2011	2010
East	$1,290,549	1,009,750	970,355	$237,000	221,000	214,000
Central	487,317	355,350	348,486	226,000	214,000	207,000
West	728,092	598,202	711,822	316,000	324,000	342,000
Southeast Florida	353,841	239,607	131,091	269,000	265,000	245,000
Houston	449,580	321,908	357,590	235,000	228,000	217,000
Other	234,731	166,186	172,948	347,000	372,000	365,000
Total	$3,544,110	2,691,003	2,692,292	$257,000	248,000	246,000
Of the total dollar value of home deliveries above, $51.9 million, $66.2 million and $61.0 million, respectively, represent the dollar value of home deliveries from unconsolidated entities for the years ended November 30, 2012, 2011 and 2010. The home deliveries from unconsolidated entities had an average sales price of $547,000, $669,000 and $635,000, respectively, for the years ended November 30, 2012, 2011 and 2010.

Sales Incentives (1):

	Years Ended November 30,
	(In thousands)
	2012	2011	2010
East	$169,779	148,424	127,592
Central	49,028	52,117	53,034
West	48,341	54,000	65,988
Southeast Florida	41,529	33,092	22,248
Houston	62,497	54,680	63,255
Other	17,050	19,421	24,370
Total	$388,224	361,734	356,487

	Years Ended November 30,
	Average Sales Incentives Per Home Delivered			Sales Incentives as a % of Revenue
	2012	2011	2010	2012	2011	2010
East	$31,300	32,400	28,110	11.7%	12.8%	11.6%
Central	22,800	31,400	31,500	9.1%	12.8%	13.2%
West	21,700	30,900	33,300	6.6%	9.2%	9.2%
Southeast Florida	31,600	36,600	41,500	10.5%	12.0%	14.5%
Houston	32,600	38,800	38,500	12.2%	14.5%	15.0%
Other	25,200	43,400	51,400	6.8%	10.5%	12.3%
Total	$28,300	33,700	32,800	10.0%	12.1%	11.9%

(1)	Sales incentives relate to home deliveries during the period, excluding deliveries by unconsolidated entities.
New Orders (2):

	Years Ended November 30,
	Homes
	2012	2011	2010
East	5,868	4,769	4,509
Central	2,498	1,716	1,769
West	2,711	1,965	1,922
Southeast Florida	1,617	947	614
Houston	2,078	1,521	1,641
Other	912	494	473
Total	15,684	11,412	10,928
Of the new orders above, 98, 98 and 90, respectively, represent new orders from unconsolidated entities for the years ended November 30, 2012, 2011 and 2010.

	Years Ended November 30,
	Dollar Value (In thousands)			Average Sales Price
	2012	2011	2010	2012	2011	2010
East	$1,438,268	1,051,624	954,255	$245,000	221,000	212,000
Central	591,677	367,274	365,667	237,000	214,000	207,000
West	834,426	638,418	625,469	308,000	325,000	325,000
Southeast Florida	441,311	254,632	156,424	273,000	269,000	255,000
Houston	505,579	342,836	355,771	243,000	225,000	217,000
Other	333,232	189,658	169,025	365,000	384,000	357,000
Total	$4,144,493	2,844,442	2,626,611	$264,000	249,000	240,000

Of the total dollar value of new orders above, $54.4 million, $65.1 million and $55.9 million, respectively, represent the dollar value of new orders from unconsolidated entities for the years ended November 30, 2012, 2011 and 2010. The new orders from unconsolidated entities had an average sales price of $556,000, $664,000 and $621,000, respectively, for the years ended November 30, 2012, 2011 and 2010.
New orders represent the number of new sales contracts executed by homebuyers, net of cancellations, during the years ended November 30, 2012, 2011 and 2010.
Backlog:

	Years Ended November 30,
	Homes
	2012	2011	2010
East	1,376	948	755
Central	653	309	254
West	708	298	179
Southeast Florida	469	166	123
Houston	516	355	245
Other	331	95	48
Total	4,053	2,171	1,604
Of the total homes in backlog above, 5 homes, 2 homes and 3 homes, respectively, represent homes in backlog from unconsolidated entities at November 30, 2012, 2011 and 2010.

	Dollar Value (In thousands)			Average Sales Price
	2012	2011	2010	2012	2011	2010
East	$368,361	220,974	176,588	$268,000	233,000	234,000
Central	168,912	65,256	52,923	259,000	211,000	208,000
West	202,959	97,292	58,072	287,000	326,000	324,000
Southeast Florida	141,146	52,013	39,035	301,000	313,000	317,000
Houston	135,282	79,800	58,822	262,000	225,000	240,000
Other	143,725	45,324	21,852	434,000	477,000	455,000
Total	$1,160,385	560,659	407,292	$286,000	258,000	254,000
Of the total dollar value of homes in backlog above, $3.5 million, $1.0 million and $2.1 million, respectively, represent the dollar value of homes in backlog from unconsolidated entities at November 30, 2012, 2011 and 2010. The homes in backlog from unconsolidated entities had an average sales price of $704,000, $506,000 and $716,000, respectively, at November 30, 2012, 2011 and 2010.
Backlog represents the number of homes under sales contracts. Homes are sold using sales contracts, which are generally accompanied by sales deposits. In some instances, purchasers are permitted to cancel sales if they fail to qualify for financing or under certain other circumstances.
We experienced cancellation rates in our homebuilding segments and Homebuilding Other as follows:

	Years Ended November 30,
	2012	2011	2010
East	18%	18%	17%
Central	18%	23%	18%
West	17%	18%	18%
Southeast Florida	12%	13%	18%
Houston	23%	21%	18%
Other	8%	8%	11%
Total	17%	19%	17%
Our cancellation rate during 2012 was within a range that is consistent with historical cancellation rates, but substantially below those we experienced from 2007 through 2009. We do not recognize revenue on homes under sales contracts until the sales are closed and title passes to the new homeowners.

The following table details our gross margins on home sales for the years ended November 30, 2012, 2011 and 2010 for each of our reportable homebuilding segments and Homebuilding Other:

	Years Ended November 30,
(In thousands)	2012	2011	2010
East:
Sales of homes	$1,283,441	1,009,750	970,355
Cost of homes sold	979,219	779,538	734,328
Gross margins on home sales	304,222	230,212	236,027
Central:
Sales of homes	487,317	355,350	348,486
Cost of homes sold	390,823	313,311	304,329
Gross margins on home sales	96,494	42,039	44,157
West:
Sales of homes	683,267	531,984	650,844
Cost of homes sold	540,982	426,922	525,310
Gross margins on home sales	142,285	105,062	125,534
Southeast Florida:
Sales of homes	353,841	239,608	131,091
Cost of homes sold	256,672	182,155	98,634
Gross margins on home sales	97,169	57,453	32,457
Houston:
Sales of homes	449,580	321,908	357,590
Cost of homes sold	354,981	263,037	289,474
Gross margins on home sales	94,599	58,871	68,116
Other
Sales of homes	234,731	166,185	172,948
Cost of homes sold	176,154	136,451	161,318
Gross margins on home sales	58,577	29,734	11,630
Total gross margins on home sales	$793,346	523,371	517,921
2012 versus 2011
East: Homebuilding revenues increased in 2012, compared to 2011, primarily due to an increase in the number of home deliveries in all of the states in the segment, except Maryland and Virginia, and an increase in the average sales price of homes delivered in all of the states in the segment. The increase in the number of deliveries was primarily driven by an increase in demand as evidenced by higher traffic volume in some of our communities, primarily Florida, New Jersey and Georgia, compared to last year, resulting in an increase in our home sales per community. The increase in the average sales price of homes delivered was primarily because we have been able to increase the sales price of homes delivered and/or reduce sales incentives in certain of our communities as the market stabilized during the year and began to recover in certain areas. Gross margins on home sales were $304.2 million, or 23.7%, in 2012, compared to gross margins on home sales of $230.2 million, or 22.8%, in 2011. Gross margin percentage on homes increased compared to last year primarily due to a greater percentage of deliveries from our new higher margin communities and a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales (11.7% in 2012, compared to 12.8% in 2011).
Central: Homebuilding revenues increased in 2012 compared to 2011, primarily due to an increase in the number of home deliveries in all of the states in the segment and an increase in the average sales price of homes delivered in all states in the segment, except Colorado. The increase in the number of deliveries was primarily driven by an increase in demand as evidenced by higher traffic volume in some of our communities, compared to last year, resulting in an increase in our home sales per community. The increase in the average sales price of homes delivered was primarily because we have been able to increase the sales price of homes delivered and/or reduce sales incentives in certain of our communities as the market stabilized during the year and began to recover in certain areas. Gross margins on home sales were $96.5 million, or 19.8%, in 2012, compared to gross margins on home sales of $42.0 million, or 11.8%, in 2011. Gross margin percentage on homes sales improved compared to last year primarily due to a greater percentage of deliveries from our new higher margin communities in all the states, except Colorado, a decrease in valuation adjustments and a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales (9.1% in 2012, compared to 12.8% in 2011).
West: Homebuilding revenues increased in 2012 compared to 2011, primarily due to an increase in the number of home deliveries in all of the states in the segment, compared to last year. The increase in the number of deliveries was primarily driven by an increase in demand as evidenced by higher traffic volume in some of our communities, compared to last year, resulting in an increase in our home sales per community. Gross margins on home sales were $142.3 million, or 20.8%, in 2012, compared to gross margins on home sales of $105.1 million, or 19.7%, in 2011.Gross margin percentage on homes increased compared to last year primarily due to a greater percentage of deliveries from our new higher margin communities and a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales (6.6% in 2012, compared to 9.2% in 2011).
Southeast Florida: Homebuilding revenues increased in 2012, compared to 2011, primarily due to an increase in the number of home deliveries in this segment driven by an increase in demand as evidenced by higher traffic volume in some of our communities, compared to the same period last year, resulting in an increase in our home sales per community. Gross margins on home sales were $97.2 million, or 27.5%, in 2012, compared to gross margins on home sales of $57.5 million, or 24.0%, in 2011. Gross margin percentage on homes sales improved compared to last year primarily due to a greater percentage of deliveries from our new higher margin communities and a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales (10.5% in 2012, compared to 12.0% in 2011).
Houston: Homebuilding revenues increased in 2012, compared to 2011, primarily due to an increase in the number of home deliveries driven by an increase in demand as evidenced by higher traffic volume in some of our communities, compared to last year, resulting in an increase in our home sales per community. Gross margins on home sales were $94.6 million, or 21.0%, in 2012, compared to gross margins on home sales of $58.9 million, or 18.3%, in 2011. Gross margin percentage on homes sales improved compared to last year primarily due to a greater percentage of deliveries from our new higher margin communities and a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales (12.2% in 2012, compared to 14.5% in 2011).
Other: Homebuilding revenues increased in 2012, compared to 2011, primarily due to an increase in the number of home deliveries in all the states of Homebuilding Other, except Illinois. The increase in deliveries was primarily driven by an increase in demand as evidenced by higher traffic volume in some of our communities, compared to last year, resulting in an increase in our home sales per community. Gross margins on home sales were $58.6 million, or 25.0%, in 2012, compared to gross margins on home sales of $29.7 million, or 17.9%, in 2011. Gross margin percentage on homes sales improved compared to last year primarily due to a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales (6.8% in 2012, compared to 10.5% in 2011) and lower valuation adjustments.
2011 versus 2010
East: Homebuilding revenues increased in 2011, compared to 2010, primarily due to an increase in the average sales price of homes delivered in all of the states in the segment, except New Jersey. The increase in the average sales price of homes delivered was primarily due to a higher percentage of home deliveries in higher priced communities. Gross margins on home sales were $230.2 million, or 22.8%, in 2011 including valuation adjustments of $5.6 million, compared to gross margins on home sales of $236.0 million, or 24.3%, in 2010 including $6.2 million of valuation adjustments. Although gross margin percentage on home sales in this segment remained above average compared to the rest of our homebuilding operations, gross margin percentage on home sales decreased compared to 2010 primarily due to an increase in sales incentives offered to homebuyers as a percentage of revenues from home sales (12.8% in 2011, compared to 11.6% in 2010) and because gross margin on homes sales for the year ended November 30, 2010 included third-party recoveries related to Chinese drywall.
Central: Homebuilding revenues increased in 2011, compared to 2010, primarily due to an increase in the average sales price of homes delivered in Texas, excluding Houston, as a result of the introduction of new higher-end homes at a higher average sales price. Gross margins on home sales were $42.0 million, or 11.8%, in 2011 including valuation adjustments of $13.7 million, compared to gross margins on home sales of $44.2 million, or 12.7%, in 2010 including $9.2 million of valuation adjustments. Gross margin percentage on home sales decreased compared to 2010 primarily due to adjustments to pre-existing home warranties in Texas, excluding Houston and an increase in valuation adjustments, partially offset by a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales (12.8% in 2011, compared to 13.2% in 2010).
West: Homebuilding revenues decreased in 2011, compared to 2010, primarily due to a decrease in the number of home deliveries and the averages sales price of homes delivered in California. The decrease in the number of home deliveries in California resulted from a decrease in demand for new homes primarily driven by the absence of the Federal homebuyer tax credit during the entire year in 2011. The decrease in the average sales price of homes delivered in California was due to shift to smaller square footage homes generating a lower average sales price during the year ended November 30, 2011. Gross margins on home sales were $105.1 million, or 19.7%, in 2011 including valuation adjustments of $7.8 million, compared to gross margins on home sales of $125.5 million, or 19.3%, in 2010 including $7.1 million of valuation adjustments. Gross margin percentage on home sales improved compared to 2010 primarily due to an $8.1 million benefit related to changes in our cost-to-complete estimates for homebuilding communities in the close-out phase, partially offset by a higher percentage of home deliveries in lower price point communities and reduced pricing as the segment focused on reducing its completed unsold inventory. Sales incentives offered to homebuyers as a percentage of revenues from home sales were (9.2% in both 2011 and 2010). Gross profit on land sales were $0.7 million in 2011, compared to gross profits on land sales of $16.5 million in 2010, primarily due to a $14.1 million reduction of an obligation related to a profit participation agreement in 2010.
Southeast Florida: Homebuilding revenues increased in 2011, compared to 2010, primarily due to an increase in the number of home deliveries in this segment as a result of home deliveries from communities acquired in 2010 that had sales, but only a few deliveries, during the year ended November 30, 2010. Southeast Florida also had an increase in the average sales price of homes delivered as a result of closing out lower price point communities in the beginning of 2011 and introducing new communities at a higher price point during 2011. Gross margins on home sales were $57.5 million, or 24.0%, in 2011 including valuation adjustments of $5.6 million, compared to gross margins on home sales of $32.5 million, or 24.8%, in 2010 including $4.4 million of valuation adjustments. Although gross margin percentage on home sales in this segment remained above average compared to the rest of our homebuilding operations, gross margin percentage on home sales decreased compared to 2010 primarily due to increased valuation adjustments in 2011 and because gross margin on homes sales for the year ended November 30, 2010 included third-party recoveries related to Chinese drywall. This decrease was partially offset by a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales (12.0% in 2011, compare to 14.5% in 2010).
Houston: Homebuilding revenues decreased in 2011, compared to 2010, primarily due to a decrease in the number of home deliveries resulting from a decrease in demand for new homes primarily driven by the absence of the Federal homebuyer tax credit during the entire year in 2011, partially offset by an increase in the average sales price of homes delivered as a result of the close out of lower average sales priced communities in 2010. Gross margins on home sales were $58.9 million, or 18.3%, in 2011, compared to gross margins on home sales of $68.1 million, or 19.0%, in 2010. Gross margin percentage on home sales decreased compared to 2010 primarily due to reduced pricing in some lower price point communities in an effort to reduce its completed unsold inventory, partially offset by a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales (14.5% in 2011, compared to 15.0% in 2010). Gross profits on land sales were $4.6 million in 2011, compared to profits on land sales of $1.7 million in 2010.
Other: Homebuilding revenues decreased in 2011, compared to 2010, primarily due to a decrease in the number of home deliveries in Illinois primarily driven by the absence of the Federal homebuyer tax credit during the entire year in 2011. Gross margins on home sales were $29.7 million, or 17.9%, in 2011 including valuation adjustments of $2.5 million, compared to gross margins on home sales of $11.6 million, or 6.7%, in 2010 including $17.5 million of valuation adjustments. Gross margin percentage on home sales improved compared to 2010 primarily due to a reduction of valuation adjustments and a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales (10.5% in 2011, compared to 12.3% in 2010). There was no gross profit on land sales in 2011, compared to profits on land sales of $2.4 million in 2010.
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

	Years Ended November 30,
(Dollars in thousands)	2012	2011	2010
Revenues	$384,618	255,518	275,786
Costs and expenses	299,836	234,789	244,502
Operating earnings	$84,782	20,729	31,284
Dollar value of mortgages originated	$4,431,000	2,896,000	3,272,000
Number of mortgages originated	19,700	13,800	15,200
Mortgage capture rate of Lennar homebuyers	77%	78%	85%
Number of title and closing service transactions	108,200	86,400	102,500
Number of title policies issued	149,300	121,800	107,600

Rialto Investments Segment
Rialto’s objective is to generate superior, risk-adjusted returns, for itself and for funds it creates and manages, by focusing on commercial and residential real estate opportunities arising from dislocations in the United States real estate markets and the eventual restructure and recapitalization of those markets. Rialto believes it will be able to deliver these returns through its abilities to source, underwrite, price, manage and ultimately monetize real estate assets, as well as providing similar services to others in markets across the country. Until November 2010, our Rialto segment acquired interests in real estate related assets for its own account. In November 2010, it completed the first closing of Fund I with initial equity commitments of approximately $300 million (including $75 million committed and contributed by us). Fund I's objective during its three year investment period is to invest in distressed real estate assets and other related investments that fit within Fund I's investment parameters. During 2011 and 2012 investors contributed capital into Fund I, which is managed by Rialto and in which we own a 10.7% interest. Since the formation of Fund I, all distressed real estate asset acquisitions by our Rialto segment have been acquired by Fund I.
The following table presents the results of operations of our Rialto segment for the periods indicated:

	Years Ended November 30,
(In thousands)	2012	2011	2010
Revenues	$138,856	164,743	92,597
Costs and expenses	138,990	132,583	67,904
Rialto Investments equity in earnings (loss) from unconsolidated entities	41,483	(7,914)	15,363
Rialto Investments other income (expense), net	(29,780)	39,211	17,251
Operating earnings (1)	$11,569	63,457	57,307

(1)
Operating earnings for the years ended November 30, 2012, 2011 and 2010 include ($14.4) million, $28.9 million and $33.2 million, respectively, of net earnings (loss) attributable to noncontrolling interests.

The following is a detail of Rialto Investments other income (expense), net for the periods indicated:

	Years Ended November 30,
(In thousands)	2012	2011	2010
Realized gains (losses) on REO sales	$21,649	6,035	2,893
Unrealized gains (losses) on transfer of loans receivable to REO	(11,160)	70,779	18,089
REO expenses	(56,745)	(49,531)	(3,902)
Rental income	16,476	7,185	171
Gain on sale of investment securities	—	4,743	—
Rialto Investments other income (expense), net	$(29,780)	39,211	17,251
Distressed Asset Portfolios
In February 2010, the Rialto segment acquired indirectly 40% managing member equity interests in two limited liability companies (“LLCs”), in partnership with the FDIC, for approximately $243 million (net of transaction costs and a $22 million working capital reserve). The LLCs hold performing and non-performing loans formerly owned by 22 failed financial institutions and when the Rialto segment acquired its interests in the LLCs, the two portfolios consisted of approximately 5,500 distressed residential and commercial real estate loans (“FDIC Portfolios”). The FDIC retained a 60% equity interest in the LLCs and provided $626.9 million of financing with 0% interest, which is non-recourse to the Company and the LLCs. In accordance with GAAP, interest has not been imputed because the notes are with, and guaranteed by, a governmental agency. The notes are secured by the loans held by the LLCs. Additionally, if the LLCs exceed expectations and meet certain internal rate of return and distribution thresholds, our equity interest in the LLCs could be reduced from 40% down to 30%, with a corresponding increase to the FDIC’s equity interest from 60% up to 70%. As of November 30, 2012 and 2011, the notes payable balance was $470.0 million and $626.9 million, respectively; however, as of November 30, 2012 and 2011, $223.8 million and $219.4 million, respectively, of cash collections on loans in excess of expenses were deposited in a defeasance account, established for the repayment of the notes payable, under the agreement with the FDIC. The funds in the defeasance account will be used to retire the notes payable upon their maturity. During the year ended November 30, 2012, the LLCs retired $156.9 million principal amount of the notes payable under the agreement with the FDIC through the defeasance account.

The LLCs met the accounting definition of VIEs and since we were determined to be the primary beneficiary, we consolidated the LLCs. We determined to be the primary beneficiary because it has the power to direct the activities of the LLCs that most significantly impact the LLCs’ performance through its management and servicer contracts. At November 30, 2012, these consolidated LLCs had total combined assets and liabilities of $1.2 billion and $0.5 billion, respectively. At November 30, 2011, these consolidated LLCs had total combined assets and liabilities of $1.4 billion and $0.7 billion, respectively.
In September 2010, the Rialto segment acquired approximately 400 distressed residential and commercial real estate loans (“Bank Portfolios”) and over 300 REO properties from three financial institutions. We paid $310.0 million for the distressed real estate and real estate related assets of which $124 million was financed through a 5-year senior unsecured note provided by one of the selling institutions. During the year ended November 30, 2012, we retired $33.0 million principal amount of the 5-year senior unsecured note.
Investments
An affiliate in the Rialto segment was a sub-advisor to the AB PPIP fund and receives management fees for sub-advisory services. We also made a commitment to invest $75 million of the total equity commitments of approximately $1.2 billion made by private investors in this fund, and the U.S. Treasury has committed to a matching amount of approximately $1.2 billion of equity in the fund, as well as agreed to extend up to approximately $2.3 billion of debt financing. During the year ended November 30, 2012, we contributed $1.9 million and received distributions of $87.6 million. Of the distributions received during the year ended November, 30, 2012, $83.5 million related to the unwinding of the AB PPIP fund's operations. We also earned $9.1 million in fees during 2012 from the segment's role as a sub-advisor to the AB PPIP fund, which were included in the Rialto Investments revenue. At the end of 2012, the AB PPIP fund finalized the last sales of the underlying securities in the fund and made substantially all of the final liquidating distributions to the partners, including us. As our role as sub-advisor to the AB PPIP fund has been completed, no further management fees will be received for these services. During the year ended November 30, 2011, we invested $3.7 million, in the AB PPIP fund. As of November 30, 2012 and 2011, the carrying value of our investment in the AB PPIP fund was $0.2 million and $65.2 million.
In November 2010, the Rialto segment completed the first closing of Fund I. As of November 30, 2012, the equity commitments of Fund I were $700 million (including the $75 million committed by us). All capital commitments have been called and funded. Fund I is closed to additional commitments. Fund I’s objective during its three-year investment period is to invest in distressed real estate assets and other related investments that fit within Fund I’s investment parameters. During the year ended November 30, 2012, we contributed $41.7 million of which $13.9 million was distributed back to us as a return of capital contributions due to a securitization within Fund I. During the year ended November 30, 2011, we contributed $60.6 million of which $13.4 million was distributed back to us as a return of excess capital contributions as a result of new investors in Fund I. As of November 30, 2012 and 2011, the carrying value of our investment in Fund I was $98.9 million and $50.1 million, respectively. Total investor contributions to Fund I for the year ended November 30, 2012 and 2011 were $371.8 million and $387.8 million, respectively. Of the total contributions to Fund I during the year ended November 30, 2012, $130.0 million was distributed back to investors as a return of capital contributions due to a securitization within Fund I. During the year ended November 30, 2011, Fund I acquired distressed real estate asset portfolios and invested in CMBS at a discount to par value. For the years ended November 30, 2012 and 2011, our share of earnings from Fund I was $21.0 million and $2.9 million, respectively.
In addition, in 2010, the Rialto segment invested in approximately $43 million of non-investment grade commercial mortgage-backed securities (“CMBS”) for $19.4 million, representing a 55% discount to par value. During the year ended November 30, 2011, the Rialto segment sold a portion of its CMBS for $11.1 million, resulting in a gain on sale of CMBS of $4.7 million. The carrying value of the investment securities at November 30, 2012 and 2011 was $15.0 million and $14.1 million, respectively.
Additionally, another subsidiary in the Rialto segment also has approximately a 5% investment in a service and infrastructure provider to the residential home loan market (the “Service Provider”), which provides services to the consolidated LLCs, among others. As of November 30, 2012 and 2011, the carrying value of our investment in the Service Provider was $8.4 million and $8.8 million, respectively.
Subsequent to November 30, 2012, our Rialto segment completed the first closing of its second real estate investment fund ("Fund II") with initial equity commitments of approximately$260 million (including $100 million committed by us). Among other things, Fund II's documents prohibit us, including our Rialto segment, from acquiring real estate assets that might be suitable for Fund II, other than residential properties we acquire in connection with our homebuilding activities.

Financial Condition and Capital Resources
At November 30, 2012, we had cash and cash equivalents related to our homebuilding, financial services and Rialto operations of $1.3 billion, compared to $1.2 billion and $1.4 billion, respectively, at November 30, 2011 and 2010.
We finance our land acquisition and development activities, construction activities, financial services activities, Rialto activities and general operating needs primarily with cash generated from our operations, debt issuances and equity offerings, as well as cash borrowed under our warehouse lines of credit.
Operating Cash Flow Activities
During 2012 and 2011, cash used in operating activities totaled $424.6 million and $259.1 million, respectively. During 2012, cash used in operating activities were impacted by an increase in Lennar Financial Services loans held-for-sale, due to increased home deliveries towards the end of 2012 compared to 2011 and an increase in inventories due to strategic land purchases, partially offset by our net earnings (net of our deferred income tax benefit).
During 2011, cash used in operating activities were impacted by a decrease in accounts payable and other liabilities, an increase in inventories due to strategic land purchases, an increase in receivables, an increase in other assets and an increase in Lennar Financial Services loans held-for-sale, partially offset by our net earnings.
Investing Cash Flow Activities
During 2012 and 2011, cash provided by (used in) investing activities totaled $245.3 million and ($136.2) million, respectively. During 2012, we received $81.6 million of principal payments on Rialto Investments loans receivable and $183.9 million of proceeds from the sales of REO. In addition, cash increased due to $44.7 million of distributions of capital from Lennar Homebuilding unconsolidated entities and $83.4 million of distributions of capital from the Rialto Investments' unconsolidated entities, primarily related to the unwinding of the AB PPIP fund. This was partially offset by $72.6 million of cash contributions to Lennar Homebuilding unconsolidated entities primarily for working capital and debt reduction and $43.6 million of cash contributions to the Rialto Investments' unconsolidated entities.
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
We are always evaluating the possibility of acquiring homebuilders and other companies. However, at November 30, 2012, we had no agreements or understandings regarding any significant transactions.
Financing Cash Flow Activities
During the 2012, our cash provided by financing activities of $326.5 million was primarily attributed to the receipt of proceeds related to the issuance of $400 million of 4.75% senior notes due 2017, $350 million of 4.750% senior notes due 2022 and the sale of an additional $50 million aggregate principal amount of our 3.25% convertible senior notes due 2021 that the initial purchasers acquired to cover over-allotments. This was partially offset by the partial redemption of our 5.95% senior notes due 2013, principal repayments on Rialto Investments notes payable and principal payments on other borrowings.
During 2011, our cash provided by financing activities of $164.8 million was primarily attributed to the issuance of new debt, partially offset by principal payments on other borrowings and the repayment of our 5.95% senior notes due 2011.
During 2012 and 2011, we exercised certain land option contracts from a land investment venture to which we had sold land in 2007, reducing the liabilities reflected on our consolidated balance sheet related to consolidated inventory not owned by $50.4 million and $41.0 million, respectively. Due to our continuing involvement, the 2007 transaction did not qualify as a sale under GAAP; thus, the inventory had remained on our balance sheet in consolidated inventory not owned.

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

	November 30,
(Dollars in thousands)	2012	2011
Lennar Homebuilding debt	$4,005,051	3,362,759
Stockholders’ equity	3,414,764	2,696,468
Total capital	$7,419,815	6,059,227
Lennar Homebuilding debt to total capital	54.0%	55.5%
Lennar Homebuilding debt	$4,005,051	3,362,759
Less: Lennar Homebuilding cash and cash equivalents	1,146,867	1,024,212
Net Lennar Homebuilding debt	$2,858,184	2,338,547
Net Lennar Homebuilding debt to total capital (1)	45.6%	46.4%

(1)
Net Lennar Homebuilding debt to total capital consists of net Lennar Homebuilding debt (Lennar Homebuilding debt less Lennar Homebuilding cash and cash equivalents) divided by total capital (net Lennar Homebuilding debt plus total stockholders’ equity).

At November 30, 2012, Lennar Homebuilding debt to total capital was lower compared to the prior year, due to an increase in stockholder’s equity primarily related to our net earnings, which included the partial reversal of our deferred tax asset valuation allowance of $491.5 million, partially offset by an increase in Lennar Homebuilding debt primarily as a result of the issuance of $800 million in senior notes, partially offset by a $204.7 million retirement of higher interest senior notes that were due to mature in 2013.
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
The following table summarizes our Lennar Homebuilding senior notes and other debts payable:

	November 30,
(Dollars in thousands)	2012	2011
5.95% senior notes due 2013	$62,932	266,855
5.50% senior notes due 2014	249,294	248,967
5.60% senior notes due 2015	500,769	500,999
6.50% senior notes due 2016	249,851	249,819
4.75% senior notes due 2017	400,000	—
12.25% senior notes due 2017	394,457	393,700
6.95% senior notes due 2018	247,873	247,598
2.00% convertible senior notes due 2020	276,500	276,500
2.75% convertible senior notes due 2020	401,787	388,417
3.25% convertible senior notes due 2021	400,000	350,000
4.750% senior notes due 2022	350,000	—
Mortgages notes on land and other debt	471,588	439,904
	$4,005,051	3,362,759
Our Lennar Homebuilding average debt outstanding was $3.6 billion in 2012, compared to $3.1 billion in 2011. The average rate for interest incurred was 5.4% and 5.7%, respectively in 2012 and 2011. Interest incurred related to Lennar Homebuilding debt for the year ended November 30, 2012 was $222.0 million, compared to $201.4 million in 2011. The majority of our short-term financing needs, including financings for land acquisition and development activities and general operating needs, are met with cash generated from operations and proceeds of debt issuances.
In October 2012, we issued $350 million aggregate principal amount of 4.750% senior notes due 2022 (the "4.750% Senior Notes") at a price of 100% in a private placement. Proceeds from the offering, after payment of expenses, were $346.0 million. We used the net proceeds of the sale of the 4.750% Senior Notes for working capital and general corporate purposes. Interest on the 4.750% Senior Notes is due semi-annually beginning May 15, 2013. The 4.750% Senior Notes are unsecured and unsubordinated, but are guaranteed by substantially all of our wholly owned homebuilding subsidiaries. At November 30, 2012, the carrying amount of the 4.750% Senior Notes was $350.0 million.
In July and August 2012, we issued a combined $400 million aggregate principal amount of 4.75% senior notes due 2017 (the "4.75% Senior Notes") at a price of 100% in a private placement. Proceeds from the offering, after payment of expenses, were $395.9 million. We used a portion of the net proceeds of the sale of the 4.75% Senior Notes to fund purchases pursuant to its tender offer for its 5.95% senior notes due 2013 (the "5.95% Senior Notes"). We used the remaining net proceeds of the sale of the 4.75% Senior Notes for working capital and general corporate purposes. Interest on the 4.75% Senior Notes is due semi-annually beginning October 15, 2012. The 4.75% Senior Notes are unsecured and unsubordinated, but are guaranteed by substantially all of our wholly owned homebuilding subsidiaries. At November 30, 2012, the carrying amount of the 4.75% Senior Notes was $400.0 million.
During the year ended November 30, 2012, we repurchased $204.7 million aggregate principal amount of our 5.95% Senior Notes through a tender offer, resulting in a pre-tax loss of $6.5 million, that was included in our Lennar Homebuilding other income (expense), net.
In November 2011, we issued $350 million aggregate principal amount of 3.25% convertible senior notes due 2021 (the "3.25% Convertible Senior Notes"). In December 2011, the initial purchasers of the 3.25% Convertible Senior Notes purchased an additional $50.0 million aggregate principal amount to cover over-allotments. Proceeds from the offerings, after payment of expenses, were $342.6 million and $49.0 million, respectively. At November 30, 2012 and 2011, the carrying and principal amount of the 3.25% Convertible Senior Notes was $400.0 million and $350.0 million, respectively. The 3.25% Convertible Senior Notes are convertible into shares of Class A common stock at any time prior to maturity or redemption at the initial conversion rate of 42.5555 shares of Class A common stock per $1,000 principal amount of the 3.25% Convertible Senior Notes, or 17,022,200 Class A common shares if all the 3.25% Convertible Senior Notes are converted, which is equivalent to an initial conversion price of approximately $23.50 per share of Class A common stock, subject to anti-dilution adjustments. The shares are included in the calculation of diluted earnings per share. Holders of the 3.25% Convertible Senior Notes have the right to require us to repurchase them for cash equal to 100% of their principal amount, plus accrued but unpaid interest, on November 15, 2016. We have the right to redeem the 3.25% Convertible Senior Notes at any time on or after November 20, 2016 for 100% of their principal amount, plus accrued but unpaid interest. Interest on the 3.25% Convertible Senior Notes is due semi-annually beginning May 15, 2012. The 3.25% Convertible Senior Notes are unsecured and unsubordinated, but are guaranteed by substantially all our wholly-owned homebuilding subsidiaries.
In November 2010, we issued $446 million of 2.75% convertible senior notes due 2020 (the “2.75% Convertible Senior Notes”) at a price of 100% in a private placement. Proceeds from the offering, after payment of expenses, were $436.4 million. The net proceeds were used for general corporate purposes, including repayments or repurchases of existing senior notes or other indebtedness. The 2.75% Convertible Senior Notes are convertible into cash, shares of Class A common stock or a combination of both, at our election. However, it is our intent to settle the face value of the 2.75% Convertible Senior Notes in cash. Holders may convert the 2.75% Convertible Senior Notes at the initial conversion rate of 45.1794 shares of Class A common stock per $1,000 principal amount or 20,150,012 Class A common shares if all the 2.75% Convertible Senior Notes are converted, which is equivalent to an initial conversion price of approximately $22.13 per share of Class A common stock, subject to anti-dilution adjustments. For the year ended November 30, 2011, the shares were not included in the calculation of diluted earnings per share primarily because it is the Company’s intent to settle the face value of the 2.75% Convertible Senior Notes in cash and the Company’s stock price did not exceed the conversion price. For the year ended November 30, 2012, the Company's volume weighted average stock price was $28.12, which exceeded the conversion price, thus 4.0 million shares were included in the calculation of diluted earnings per share.
Holders of the 2.75% Convertible Senior Notes have the right to convert them, during any fiscal quarter (and only during such fiscal quarter), if the last reported sale price of the Company’s Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day. Holders of the 2.75% Convertible Senior Notes have the right to require us to repurchase them for cash equal to 100% of their principal amount, plus accrued but unpaid interest, on December 15, 2015. We have the right to redeem the 2.75% Convertible Senior Notes at any time on or after December 20, 2015 for 100% of their principal amount, plus accrued but unpaid interest. Interest on the 2.75% Convertible Senior Notes is due semi-annually beginning June 15, 2011. The 2.75% Convertible Senior Notes are

unsecured and unsubordinated, but are currently guaranteed by substantially all of our wholly-owned homebuilding subsidiaries.
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
Certain provisions under ASC Topic 470, Debt, require the issuer of certain convertible debt instruments that may be settled in cash on conversion to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. We have applied these provisions to our 2.75% Convertible Senior Notes. We estimated the fair value of the 2.75% Convertible Senior Notes using similar debt instruments at issuance that did not have a conversion feature and allocated the residual value to an equity component that represents the estimated fair value of the conversion feature at issuance. The debt discount of the 2.75% Convertible Senior Notes is being amortized over five years and the annual effective interest rate is 7.1% after giving effect to the amortization of the discount and deferred financing costs. At both November 30, 2012 and 2011, the principal amount of the 2.75% Convertible Senior Notes was $446.0 million. At November 30, 2012 and 2011, the carrying amount of the equity component included in stockholders’ equity was $44.2 million and $57.6 million, respectively, and the net carrying amount of the 2.75% Convertible Senior Notes included in Lennar Homebuilding senior notes and other debts payable was $401.8 million and $388.4 million, respectively. During the years ended November 30, 2012 and 2011, the amount of interest recognized relating to both the contractual interest and amortization of the discount was $25.6 million and $24.8 million, respectively.
In May 2010, we issued $250 million of 6.95% senior notes due 2018 (the “6.95% Senior Notes”) at a price of 98.929% in a private placement. Proceeds from the offering, after payment of initial purchaser’s discount and expenses, were $243.9 million. We used the net proceeds of the sale of the 6.95% Senior Notes to fund purchases through a tender offer of our 5.125% senior notes due October 2010, our 5.95% senior notes due 2011 and our 5.95% senior notes due 2013. Interest on the 6.95% Senior Notes is due semi-annually beginning December 1, 2010. The 6.95% Senior Notes are unsecured and unsubordinated, but are currently guaranteed by substantially all of the our wholly-owned homebuilding subsidiaries. Subsequently, most of the privately placed 6.95% Senior Notes were exchanged for substantially identical 6.95% senior notes that had been registered under the Securities Act of 1933. At November 30, 2012 and 2011, the carrying amount of the 6.95% Senior Notes was $247.9 million and $247.6 million, respectively.
In May 2010, we issued $276.5 million of 2.00% convertible senior notes due 2020 (the “2.00% Convertible Senior Notes”) at a price of 100% in a private placement. Proceeds from the offering, after payment of expenses, were $271.2 million. The net proceeds were used for general corporate purposes, including repayments or repurchases of existing senior notes or other indebtedness. The 2.00% Convertible Senior Notes are convertible into shares of Class A common stock at the initial conversion rate of 36.1827 shares of Class A common stock per $1,000 principal amount of the 2.00% Convertible Senior Notes, or 10,004,517 Class A common shares if all the 2.00% Convertible Senior Notes are converted, which is equivalent to an initial conversion price of approximately $27.64 per share of Class A common stock, subject to anti-dilution adjustments. The shares are included in the calculation of diluted earnings per share. Holders of the 2.00% Convertible Senior Notes have the right to require us to repurchase them for cash equal to 100% of their principal amount, plus accrued but unpaid interest, on each of December 1, 2013 and December 1, 2015. We have the right to redeem the 2.00% Convertible Senior Notes at any time on or after December 1, 2013 for 100% of their principal amount, plus accrued but unpaid interest. Interest on the 2.00% Convertible Senior Notes is due semi-annually beginning December 1, 2010. The 2.00% Convertible Senior Notes are unsecured and unsubordinated, but are currently guaranteed by substantially all of our wholly-owned homebuilding subsidiaries. At both November 30, 2012 and 2011, the carrying amount of the 2.00% Convertible Senior Notes was $276.5 million.
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
During the year ended November 30, 2010, we redeemed $150.8 million (including the amount redeemed through the tender offer) of our 5.125% senior notes due October 2010. In October 2010, we retired the remaining $99.2 million of our 5.125% senior notes due October 2010 for 100% of the outstanding principal amount plus accrued and unpaid interest as of the maturity date.
During the year ended November 30, 2010, we redeemed $131.8 million (including the amount redeemed through the tender offer) of our 5.95% senior notes due 2011. In October 2011, we retired the remaining $113.2 million of our 5.95% senior notes due October 2011 for 100% of the outstanding principal amount plus accrued and unpaid interest as of the maturity date.
During the year ended November 30, 2010, we redeemed $82.3 million (including the amount redeemed through the tender offer) of our 5.95% senior notes due 2013. At November 30, 2012 and 2011, the carrying amount of our 5.95% senior notes due 2013 was $62.9 million and $266.9 million, respectively.
Currently, substantially all of our wholly-owned homebuilding subsidiaries are guaranteeing all our Senior Notes (the “Guaranteed Notes”). The guarantees are full and unconditional. The principal reason our wholly-owned homebuilding subsidiaries guaranteed the Guaranteed Notes is so holders of the Guaranteed Notes will have rights at least as great with regard to our subsidiaries as any other holders of a material amount of our unsecured debt. Therefore, the guarantees of the Guaranteed Notes will remain in effect only while the guarantor subsidiaries guarantee a material amount of the debt of Lennar Corporation, as a separate entity, to others. At any time when a guarantor subsidiary is no longer guaranteeing at least $75 million of Lennar Corporation’s debt other than the Guaranteed Notes, either directly or by guaranteeing other subsidiaries’ obligations as guarantors of Lennar Corporation’s debt, the guarantor subsidiaries’ guarantee of the Guaranteed Notes will be suspended. Therefore, if the guarantor subsidiaries cease guaranteeing Lennar Corporation’s obligations under its letter of credit facilities and are not guarantors of any new debt, the guarantor subsidiaries’ guarantees of the Guaranteed Notes will be suspended until such time, if any, as they again are guaranteeing at least $75 million of Lennar Corporation’s debt other than the Guaranteed Notes.
If our guarantor subsidiaries are guaranteeing revolving credit lines totaling at least $75 million, we will treat the guarantees of the Guaranteed Notes as remaining in effect even during periods when Lennar Corporation’s borrowings under the revolving credit lines are less than $75 million.
In 2012, we entered into a 3-year unsecured revolving credit facility (the "Credit Facility") with certain financial institutions that expires in May 2015. As of November 30, 2012, the maximum aggregate commitment under the Credit Facility was $525 million, of which $500 million is committed and $25 million is available through an accordion feature, subject to additional commitments. As of November 30, 2012, we had no outstanding borrowings under the Credit Facility. At November 30, 2012, we had a $150 million Letter of Credit and Reimbursement Agreement (“LC Agreement”) with certain financial institutions, which may be increased to $200 million, but for which there are currently no commitments for the additional $50 million. At November 30, 2012, we also had a $50 million Letter of Credit and Reimbursement Agreement with certain financial institutions that has a $50 million accordion for which there are currently no commitments and we also have a $200 million Letter of Credit Facility with a financial institution. We believe we were in compliance with our debt covenants at November 30, 2012.
Our performance letters of credit outstanding were $107.5 million and $68.0 million, respectively, at November 30, 2012 and 2011. Our financial letters of credit outstanding were $204.7 million and $199.3 million, respectively, at November 30, 2012 and 2011. Performance letters of credit are generally posted with regulatory bodies to guarantee the performance of certain development and construction activities, and financial letters of credit are generally posted in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral. Additionally, at November 30, 2012, we had outstanding performance and surety bonds related to site improvements at various projects (including certain projects in our joint ventures) of $606.5 million. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all development and construction activities are completed. As of November 30, 2012, there were approximately $347.8 million, or 57%, of costs to complete related to these site improvements. We do not presently anticipate any draws upon these bonds, but if any such draws occur, we do not believe they would have a material effect on its financial position, results of operations or cash flows.
Under the Credit Facility agreement (the "Credit Agreement"), as of the end of each fiscal quarter, we are required to maintain minimum consolidated tangible net worth of approximately $1.5 billion plus the sum of 50% of the cumulative consolidated net income from February 29, 2012, if positive, and 50% of the net cash proceeds from any equity offerings from and after February 29, 2012. We are required to maintain a leverage ratio of 67% or less at the end of each fiscal quarter during our 2012 fiscal year, starting with our second fiscal quarter of 2012, and through the first two fiscal quarters of our 2013 fiscal year; a leverage ratio of 65% or less at the end of the last two fiscal quarters of our 2013 fiscal year and through the first two fiscal quarters of our 2014 fiscal year; and a leverage ratio of 60% or less at the end of the last two fiscal quarters of our 2014 fiscal year through the maturity of the Credit Agreement in May 2015. As of the end of each fiscal quarter, we are also required to maintain either (1) liquidity in an amount equal to or greater than 1.00x consolidated interest incurred for the last twelve months then ended or (2) an interest coverage ratio of equal to or greater than 1.50:1.00 for the last twelve months then ended.
The following are computations of the minimum net worth test, maximum leverage ratio, and liquidity test, as calculated per the Credit Agreement as of November 30, 2012:

(Dollars in thousands)	Covenant Level	Level Achieved as of November 30, 2012
Minimum net worth test (1)	$1,766,927	2,538,286
Maximum leverage ratio (2)	67.0%	44.2%
Liquidity test (3)	1.00	5.36
The terms minimum net worth test, maximum leverage ratio and liquidity test used in the Agreement are specifically calculated per the Credit Agreement and differ in specified ways from comparable GAAP or common usage terms. Our minimum net worth test, maximum leverage ratio and liquidity test were calculated for purposes of the Credit Agreement as of November 30, 2012 as follows:

(1)	The minimum consolidated tangible net worth and the consolidated tangible net worth as calculated per the Credit Agreement are as follows:

Minimum consolidated tangible net worth
(Dollars in thousands)	As of November 30, 2012
Stated minimum consolidated tangible net worth per the Credit Agreement	$1,459,657
Plus: 50% of cumulative consolidated net income as calculated per the Credit Agreement, if positive	307,270
Required minimum consolidated tangible net worth per the Credit Agreement	$1,766,927

Consolidated tangible net worth
(Dollars in thousands)	As of November 30, 2012
Total equity	$4,001,208
Less: Intangible assets (a)	(52,015)
Tangible net worth as calculated per the Credit Agreement	3,949,193
Less: Consolidated equity of mortgage banking, Rialto and other designated subsidiaries (b)	(1,274,750)
Less: Lennar Homebuilding noncontrolling interests	(136,157)
Consolidated tangible net worth as calculated per the Credit Agreement	$2,538,286

(a)	Intangible assets represent the Financial Services' title operations goodwill and title plant assets.

(b)
Consolidated equity of mortgage banking subsidiaries represents the equity of the Lennar Financial Services segment's mortgage banking operations. Consolidated equity of other designated subsidiaries represents the equity of certain subsidiaries included within the Lennar Financial Services segment's title operations that are prohibited from being guarantors under this Agreement. The consolidated equity of Rialto, as calculated per the Agreement, represents Rialto total assets minus Rialto total liabilities as disclosed in Note 8 of the notes to our consolidated financial statements as of November 30, 2012. The consolidated equity of mortgage banking subsidiaries, Rialto and other designated subsidiaries are included in equity in our consolidated balance sheet as of November 30, 2012.

(2)	The leverage ratio as calculated per the Credit Agreement is as follows:

Leverage ratio:
(Dollars in thousands)	As of November 30, 2012
Lennar Homebuilding senior notes and other debts payable	$4,005,051
Less: Debt of Lennar Homebuilding consolidated entities (a)	(225,924)
Funded debt as calculated per the Credit Agreement	3,779,127
Plus: Financial letters of credit (b)	205,324
Plus: Lennar's recourse exposure related to Lennar Homebuilding unconsolidated/consolidated entities, net (c)	94,224
Consolidated indebtedness as calculated per the Credit Agreement	4,078,675
Less: Unrestricted cash and cash equivalents in excess of required liquidity per the Credit Agreement (d)	(1,153,055)
Numerator as calculated per the Credit Agreement	$2,925,620
Denominator as calculated per the Credit Agreement	$6,616,961
Leverage ratio (e)	44.2%

(a)	Debt of our Lennar Homebuilding consolidated entities is included in Lennar Homebuilding senior notes and other debts payable in our consolidated balance sheet as of November 30, 2012.

(b)
As of November 30, 2012, our financial letters of credit outstanding include $204.7 million disclosed in Note 6 of the notes to our consolidated financial statements and $0.6 million of financial letters of credit related to the Financial Services segment's title operations.

(c)
Lennar's recourse exposure related to the Lennar Homebuilding unconsolidated and consolidated entities, net includes $49.9 million of net recourse exposure related to Lennar Homebuilding unconsolidated entities and $44.3 million of recourse exposure related to Lennar Homebuilding consolidated entities, which is included in Lennar Homebuilding senior notes and other debts payable in our consolidated balance sheet as of November 30, 2012.

(d)
Unrestricted cash and cash equivalents include $1,146.9 million of Lennar Homebuilding cash and cash equivalents and $16.2 million of Lennar Financial Services cash and cash equivalents, excluding cash and cash equivalents from mortgage banking subsidiaries and other designated subsidiaries within the Lennar Financial Services segment.

(e)
Leverage ratio consists of the numerator as calculated per the Agreement divided by the denominator as calculated per the Credit Agreement (consolidated indebtedness as calculated per the Credit Agreement, plus consolidated tangible net worth as calculated per the Credit Agreement).

(3)	Liquidity as calculated per the Credit Agreement is as follows:

Liquidity test
(Dollars in thousands)	As of November 30, 2012
Unrestricted cash and cash equivalents as calculated per the Credit Agreement (a)	$1,149,857
Consolidated interest incurred as calculated per the Credit Agreement (b)	$214,700
Liquidity (c)	5.36

(a)
Unrestricted cash and cash and cash equivalents at November 30, 2012 for the liquidity test calculation includes $1,146.9 million of Lennar Homebuilding cash and cash equivalents plus $16.2 million of Lennar Financial Services cash and cash equivalents, excluding cash and cash equivalents from mortgage banking subsidiaries and other designated subsidiaries within the Lennar Financial Services segment, minus $13.2 million of cash and cash equivalents of Lennar Homebuilding consolidated joint ventures.

(b)
Consolidated interest incurred as calculated per the Credit Agreement for the last twelve months ended November 30, 2012 includes Lennar Homebuilding interest incurred of $222.0 million plus Lennar Financial Services interest incurred, excluding interest incurred from mortgage banking subsidiaries and other designated subsidiaries within the Lennar Financial Services operations, minus (1) interest incurred related to our partner's share of Lennar Homebuilding consolidated joint ventures included within Lennar Homebuilding interest incurred, (2) Lennar Homebuilding interest income included within Lennar Homebuilding other income, net, and (3) Lennar Financial Services interest income, excluding interest income from mortgage banking subsidiaries and other designated subsidiaries within the Lennar Financial Services operations.

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

At November 30, 2012, the Lennar Financial Services segment has a 364-day warehouse repurchase facility with a maximum aggregate commitment of $150 million and an additional uncommitted amount of $50 million that matures in February 2013, a 364-day warehouse repurchase facility with a maximum aggregate commitment of $250 million that matures in July 2013, and a 364-day warehouse repurchase facility with a maximum aggregate commitment of $150 million (plus a $100 million temporary accordion feature that expired December 31, 2012) and a 364-day warehouse facility with a maximum aggregate commitment of $60 million, both of which mature in November 2013. As of November 30, 2012, the maximum aggregate commitment and uncommitted amount under these facilities totaled $710 million and $50 million, respectively.
Our Lennar Financial Services segment uses these facilities to finance its lending activities until the mortgage loans are sold to investors and expects the facilities to be renewed or replaced with other facilities when they mature. Borrowings under the facilities and their prior year predecessors were $458.0 million and $410.1 million, respectively, at November 30, 2012 and 2011, and were collateralized by mortgage loans and receivables on loans sold to investors but not yet paid for with outstanding principal balances of $509.1 million and $431.6 million, respectively, at November 30, 2012 and 2011. The combined effective interest rate on the facilities at November 30, 2012 was 2.9%.
Since our Lennar Financial Services segment’s borrowings under the warehouse repurchase facilities are generally repaid with the proceeds from the sale of mortgage loans and receivables on loans that secure those borrowings, the facilities are not likely to be a call on our current cash or future cash resources. If the facilities are not renewed, the borrowings under the lines of credit will be paid off by selling the mortgage loans held-for-sale and by collecting on sums due with regard to loans sold but not yet paid. Without the facilities, our Lennar Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities.
Our Lennar Financial Services segment, in the normal course of business, uses derivative financial instruments to reduce its exposure to fluctuations in interest rates. Our Lennar Financial Services segment enters into forward commitments and, to a lesser extent, option contracts to protect the value of rate-locked loan commitments and loans held-for-sale from increases in market interest rates. We do not anticipate that we will suffer credit losses from counterparty non-performance.
Changes in Capital Structure
We have a stock repurchase program adopted in 2006 which originally permitted us to purchase up to 20 million shares of our outstanding common stock. During the years ended November 30, 2012, 2011 and 2010, there were no share repurchases of common stock under the stock repurchase program. As of November 30, 2012, 6.2 million shares of common stock can be repurchased in the future under the program.
During the year ended November 30, 2012, treasury stock increased by 0.2 million Class A common shares due to activity related to our equity compensation plan. During the year ended November 30, 2011, treasury stock increased by 0.3 million Class A common shares due to activity related to our equity compensation plan and forfeitures of restricted stock.
During the years ended November 30, 2012, 2011 and 2010, the Company’s Class A and Class B common stockholders received a per share annual dividend of $0.16.
Based on our current financial condition and credit relationships, we believe that our operations and borrowing resources will provide for our current and long-term capital requirements at our anticipated levels of activity.

Off-Balance Sheet Arrangements
Lennar Homebuilding - Investments in Unconsolidated Entities
At November 30, 2012, we had equity investments in 36 unconsolidated entities (of which 7 had recourse debt, 6 had non-recourse debt and 23 had no debt), compared to 35 unconsolidated entities at November 30, 2011 and 270 unconsolidated entities at November 30, 2006. In addition, we have 2 multifamily unconsolidated entities as of November 30, 2012. Historically, we invested in unconsolidated entities that acquire and develop land (1) for our homebuilding operations or for sale to third parties or (2) for the construction of homes for sale to third-party homebuyers. Through these entities, we primarily sought to reduce and share our risk by limiting the amount of our capital invested in land, while obtaining access to potential future homesites and allowing us to participate in strategic ventures. The use of these entities also, in some instances, enabled us to acquire land to which we could not otherwise obtain access, or could not obtain access on as favorable terms, without the participation of a strategic partner. Participants in these joint ventures have been land owners/developers, other homebuilders and financial or strategic partners. Joint ventures with land owners/developers have given us access to homesites owned or controlled by our partners. Joint ventures with other homebuilders have provided us with the ability to bid jointly with our partners for large land parcels. Joint ventures with financial partners have allowed us to combine our homebuilding expertise with access to our partners’ capital. Joint ventures with strategic partners have allowed us to combine our homebuilding expertise with the specific expertise (e.g. commercial or infill experience) of our partner. Each joint venture is governed by an executive committee consisting of members from the partners.

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
In many instances, we are designated as the manager under the direction of a management committee that has shared power amongst the partners of the unconsolidated entity and receive fees for such services. In addition, we often enter into option and purchase contracts to acquire properties from our joint ventures, generally for market prices at specified dates in the future. Option contracts generally require us to make deposits using cash or irrevocable letters of credit toward the exercise price. These option deposits are generally negotiated by management on a case by case basis.
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
The joint ventures often enter into option or purchase agreements with buyers, which may include us or other joint venture participants, to deliver homesites or parcels in the future at market prices. Option deposits are recorded by the joint ventures as liabilities until the exercise dates at which time the deposit and remaining exercise proceeds are recorded as revenue. Any forfeited deposit is recognized as revenue at the time of forfeiture. Our unconsolidated joint ventures generally do not enter into off-balance sheet arrangements.
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
Summarized financial information on a combined 100% basis related to Lennar Homebuilding’s unconsolidated entities that are accounted for by the equity method was as follows:
Statement of Operations and Selected Information

	Years Ended November 30,
(Dollars in thousands)	2012	2011	2010
Revenues	$353,902	301,843	236,752
Costs and expenses	418,934	451,272	378,997
Other income	10,515	123,007	—
Net loss of unconsolidated entities (1)	$(54,517)	(26,422)	(142,245)
Our share of net loss	$(27,210)	(41,275)	(13,301)
Lennar Homebuilding equity in loss from unconsolidated entities (2)	$(26,676)	(62,716)	(10,966)
Our cumulative share of net earnings - deferred at November 30	$1,621	3,362	8,689
Our investments in unconsolidated entities	$565,360	545,760	626,185
Equity of the unconsolidated entities	$2,130,045	2,055,966	2,148,610
Our investment % in the unconsolidated entities	27%	27%	29%

(1)
The net loss of unconsolidated entities for the year ended November 30, 2010 was primarily related to valuation adjustments and operating losses recorded by the unconsolidated entities. Our exposure to such losses was significantly lower as a result of our small ownership interests in the respective unconsolidated entities or previous valuation adjustments recorded with regard to our investments in Lennar Homebuilding’s unconsolidated entities.

(2)
For the year ended November 30, 2012, Lennar Homebuilding equity in loss includes $12.1 million of valuation adjustments primarily related to strategic asset sales at Lennar Homebuilding's unconsolidated entities. For the year ended November 30, 2011, Lennar Homebuilding equity in loss includes a $57.6 million valuation adjustment related to an asset distribution from a Lennar Homebuilding unconsolidated entity that resulted from a linked transaction where there was also a pre-tax gain of $62.3 million included in Lennar Homebuilding other income, net, related to the distribution of assets of the unconsolidated entity. In addition, for the year ended November 30, 2011, Lennar Homebuilding equity in loss from unconsolidated entities includes a $8.9 million valuation adjustments related to the assets of Lennar Homebuilding unconsolidated entities, offset by a $15.4 million gain related to our share of a $123.0 million gain on debt extinguishment at a Lennar Homebuilding unconsolidated entity. For the year ended November 30, 2010, the Company recorded a net pre-tax gain of $7.7 million from a transaction related to one of the Lennar Homebuilding unconsolidated entities. In addition, for the year ended November 30, 2010, Lennar Homebuilding equity in loss from unconsolidated entities includes $10.5 million of valuation adjustments related to assets of Lennar Homebuilding unconsolidated entities.

Balance Sheets

	November 30,
(In thousands)	2012	2011
Assets:
Cash and cash equivalents	$157,340	90,584
Inventories	2,792,064	2,895,241
Other assets	250,940	277,152
	$3,200,344	3,262,977
Liabilities and equity:
Account payable and other liabilities	$310,496	246,384
Debt	759,803	960,627
Equity	2,130,045	2,055,966
	$3,200,344	3,262,977
As of November 30, 2012 and 2011, our recorded investments in Lennar Homebuilding unconsolidated entities were $565.4 million and $545.8 million, respectively, while the underlying equity in Lennar Homebuilding unconsolidated entities partners’ net assets as of November 30, 2012 and 2011 were $681.6 million and $628.1 million, respectively. The basis difference is primarily as a result of the Company buying at a discount a partner's equity in a Lennar Homebuilding unconsolidated entity.
In 2007, we sold a portfolio of land to a strategic land investment venture with Morgan Stanley Real Estate Fund II, L.P., an affiliate of Morgan Stanley & Co., Inc., in which we have a 20% ownership interest and 50% voting rights. Due to our continuing involvement, the transaction did not qualify as a sale under GAAP; thus, the inventory has remained on our consolidated balance sheet in consolidated inventory not owned. As of November 30, 2012 and 2011, the portfolio of land (including land development costs) of $264.9 million and $372.0 million, respectively, is reflected as inventory in the summarized condensed financial information related to Lennar Homebuilding’s unconsolidated entities.
Debt to total capital of the Lennar Homebuilding unconsolidated entities in which we have investments was calculated as follows:

	November 30,
(Dollars in thousands)	2012	2011
Debt	$759,803	960,627
Equity	2,130,045	2,055,966
Total capital	$2,889,848	3,016,593
Debt to total capital of our unconsolidated entities	26.3%	31.8%
Our investments in Lennar Homebuilding unconsolidated entities by type of venture were as follows:

	November 30,
(In thousands)	2012	2011
Land development	$493,917	461,077
Homebuilding	71,443	84,683
Total investments	$565,360	545,760
We recorded $10.5 million of valuation adjustments to our investments in unconsolidated entities for the year ended November 30, 2011. We will continue to monitor our investments in joint ventures and the recoverability of assets owned by those joint ventures.
The summary of our net recourse exposure related to the Lennar Homebuilding unconsolidated entities in which we have investments was as follows:

	November 30,
(In thousands)	2012	2011
Several recourse debt - repayment	$48,020	62,408
Joint and several recourse debt - repayment	18,695	46,292
Lennar’s maximum recourse exposure	66,715	108,700
Less: joint and several reimbursement agreements with our partners	(16,826)	(33,795)
Lennar’s net recourse exposure	$49,889	74,905
During the year ended November 30, 2012, our maximum recourse exposure related to indebtedness of Lennar Homebuilding unconsolidated entities decreased by $42.0 million, as a result of $15.4 million paid by us primarily through capital contributions to unconsolidated entities and $30.2 million primarily related to the joint ventures selling assets and other transactions, partially offset by an increase in recourse debt related to a joint venture.
Indebtedness of an unconsolidated entity is secured by its own assets. Some Lennar Homebuilding unconsolidated entities own multiple properties and other assets. There is no cross collateralization of debt to different unconsolidated entities. We also do not use our investment in one unconsolidated entity as collateral for the debt of another unconsolidated entity or commingle funds among Lennar Homebuilding unconsolidated entities.
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

	November 30,
(In thousands)	2012	2011
Assets	$1,843,163	1,865,144
Liabilities	$765,295	815,815
Equity	$1,077,868	1,049,329
In addition, in most instances in which we have guaranteed debt of a Lennar Homebuilding unconsolidated entity, our partners have also guaranteed that debt and are required to contribute their share of the guarantee payment. Some of our guarantees are repayment guarantees and some are maintenance guarantees. In a repayment guarantee, we and our venture partners guarantee repayment of a portion or all of the debt in the event of a default before the lender would have to exercise its rights against the collateral. In the event of default, if our venture partner does not have adequate financial resources to meet its obligations under the reimbursement agreement, we may be liable for more than our proportionate share, up to our maximum recourse exposure, which is the full amount covered by the joint and several guarantee. The maintenance guarantees only apply if the value of the collateral (generally land and improvements) is less than a specified percentage of the loan balance. If we are required to make a payment under a maintenance guarantee to bring the value of the collateral above the specified percentage of the remaining loan balance, the payment would generally constitute a capital contribution or loan to the Lennar Homebuilding unconsolidated entity and increase our share of any funds the unconsolidated entity distributes. As of November 30, 2012, the Company does not have any maintenance guarantees related to our Lennar Homebuilding unconsolidated entities.
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
During the year ended November 30, 2012, there were other loan paydowns relating to recourse debt of $5.7 million. During the year ended November 30, 2011, there were: (1) payments of $1.7 million under our maintenance guarantees, and (2) other loan paydowns of $16.3 million, a portion of which related to amounts paid under our repayment guarantees. During the years ended November 30, 2012 and 2011, there were no payments under completion guarantees. Payments made to, or on behalf of, our unconsolidated entities, including payment made under guarantees, are recorded primarily as capital contributions to our Lennar Homebuilding unconsolidated entities.
As of November 30, 2012, the fair values of the repayment guarantees and completion guarantees were not material. We believe that as of November 30, 2012, in the event we become legally obligated to perform under a guarantee of the obligation of a Lennar Homebuilding unconsolidated entity due to a triggering event under a guarantee, most of the time the collateral should be sufficient to repay at least a significant portion of the obligation or we and our partners would contribute additional capital into the venture.

The total debt of Lennar Homebuilding unconsolidated entities in which we have investments was as follows:

	November 30,
(In thousands)	2012	2011
Lennar’s net recourse exposure	$49,889	74,905
Reimbursement agreements from partners	16,826	33,795
Lennar’s maximum recourse exposure	$66,715	108,700
Non-recourse bank debt and other debt (partner’s share of several recourse)	$114,900	149,937
Non-recourse land seller debt or other debt	26,340	26,391
Non-recourse debt with completion guarantees	458,418	441,770
Non-recourse debt without completion guarantees	93,430	233,829
Non-recourse debt to Lennar	693,088	851,927
Total debt	$759,803	960,627
Lennar’s maximum recourse exposure as a % of total JV debt	9%	11%
In view of recent credit market conditions, it is not uncommon for lenders and/or real estate developers, including joint ventures in which we have interests, to assert non-monetary defaults (such as failure to meet construction completion deadlines or declines in the market value of collateral below required amounts) or technical monetary defaults against the real estate developers. In most instances, those asserted defaults are resolved by modifications of the loan terms, additional equity investments or other concessions by the borrowers. In addition, in some instances, real estate developers, including joint ventures in which we have interests, are forced to request temporary waivers of covenants in loan documents or modifications of loan terms, which are often, but not always obtained. However, in some instances developers, including joint ventures in which we have interests, are not able to meet their monetary obligations to lenders, and are thus declared in default. Because we sometimes guarantee all or portions of the obligations to lenders of joint ventures in which we have interests, when these joint ventures default on their obligations, lenders may or may not have claims against us. Normally, we do not make payments with regard to guarantees of joint venture obligations while the joint ventures are contesting assertions regarding sums due to their lenders. When it is determined that a joint venture is obligated to make a payment that we have guaranteed and the joint venture will not be able to make that payment, we accrue the amounts probable to be paid by us as a liability. Although we generally fulfill our guarantee obligations within a reasonable time after we determine that we are obligated with regard to them, at any point in time it is likely that we will have some balance of unpaid guarantee liability. At both November 30, 2012 and 2011, we had no liabilities accrued for unpaid guarantees of joint venture indebtedness on our consolidated balance sheet.
The following table summarizes the principal maturities of our Lennar Homebuilding unconsolidated entities (“JVs”) debt as per current debt arrangements as of November 30, 2012 and does not reflect estimates of future cash payments that will be made to reduce debt balances. Many JV loans have extension options in the loan agreements that would allow the loans to be extended into future years.

		Principal Maturities of Unconsolidated JVs by Period
(In thousands)	Total JV Assets (1)	Total JV Debt	2013	2014	2015	Thereafter	Other Debt (2)
Net recourse debt to Lennar		49,889	16,298	4,461	1,870	27,260	—
Reimbursement agreements		16,826	—	—	16,826	—	—
Maximum recourse debt exposure to Lennar	$1,843,163	66,715	16,298	4,461	18,696	27,260	—
Debt without recourse to Lennar	961,755	693,088	98,898	26,993	58,316	479,025	29,856
Total	$2,804,918	759,803	115,196	31,454	77,012	506,285	29,856

(1)	Excludes unconsolidated joint venture assets where the joint venture has no debt.

(2)	Represents land seller debt and other debt

The following table is a breakdown of the assets, debt and equity of the Lennar Homebuilding unconsolidated joint ventures by partner type as of November 30, 2012:

(Dollars in thousands)	Total JV Assets	Maximum Recourse Debt Exposure to Lennar	Reimbursement Agreements	Net Recourse Debt to Lennar	Total Debt Without Recourse to Lennar	Total JV Debt	Total JV Equity	JV Debt to Total Capital Ratio	Remaining Homes/ Homesites in JV
Partner Type:
Financial	$2,414,209	44,327	16,826	27,501	535,939	580,266	1,520,323	28%	39,248
Land Owners/Developers	406,695	17,928	—	17,928	84,898	102,826	287,192	26%	14,482
Strategic	112,594	1,960	—	1,960	11,342	13,302	97,582	12%	2,018
Other Builders	266,846	2,500	—	2,500	31,053	33,553	224,948	13%	4,630
Total	$3,200,344	66,715	16,826	49,889	663,232	729,947	2,130,045	26%	60,378
Land seller debt and other debt		—	—	—	29,856	29,856
Total JV debt		66,715	16,826	49,889	693,088	759,803
The table below indicates the assets, debt and equity of our 10 largest Lennar Homebuilding unconsolidated joint venture investments as of November 30, 2012:

(Dollars in thousands)	Lennar’s Investment	Total JV Assets	Maximum Recourse Debt Exposure to Lennar	Reimbursement Agreements	Net Recourse Debt to Lennar	Total Debt Without Recourse to Lennar	Total JV Debt	Total JV Equity	JV Debt to Total Capital Ratio
Top Ten JVs (1):
Heritage Fields El Toro	$144,429	1,498,328	25,631	—	25,631	476,997	502,628	901,111	36%
Central Park West Holdings	56,193	119,587	18,695	16,826	1,869	56,086	74,781	42,702	64%
Newhall Land Development	44,968	466,215	—	—	—	—	—	260,747	—
Ballpark Village	42,339	132,071	—	—	—	46,910	46,910	84,558	36%
Runkle Canyon	38,298	77,786	—	—	—	—	—	76,596	—
MS Rialto Residential Holdings	33,280	273,191	—	—	—	2,859	2,859	261,461	1%
Treasure Island Community Development	27,522	56,526	—	—	—	—	—	55,074	—
LS College Park	26,957	56,087	—	—	—	—	—	52,773	—
Rocking Horse Partners	20,581	49,199	—	—	—	7,038	7,038	41,149	15%
Krome Grove Land Trust	19,300	90,007	11,684	—	11,684	23,366	35,050	49,495	41%
10 largest JV investments	453,867	2,818,997	56,010	16,826	39,184	613,256	669,266	1,825,666	27%
Other JVs	111,493	381,347	10,705	—	10,705	49,976	60,681	304,379	17%
Total	$565,360	3,200,344	66,715	16,826	49,889	663,232	729,947	2,130,045	26%
Land seller debt and other debt			—	—	—	29,856	29,856
Total JV debt			66,715	16,826	49,889	693,088	759,803

(1)
All of the joint ventures presented in the table above operate in our Homebuilding West segment except for Rocking Horse Partners, which operates in our Homebuilding Central segment, Krome Groves Land Trust, which operates in our Homebuilding Southeast Florida segment and MS Rialto Residential Holdings, which operates in all of our homebuilding segments and Homebuilding Other.

The table below indicates the percentage of assets, debt and equity of our 10 largest Lennar Homebuilding unconsolidated joint venture investments as of November 30, 2012:

	% of Total JV Assets	% of Maximum Recourse Debt Exposure to to Lennar	% of Net Recourse Debt to Lennar	% of Total Debt Without Recourse to Lennar	% of Total JV Equity
10 largest JVs	88%	84%	79%	92%	86%
Other JVs	12%	16%	21%	8%	14%
Total	100%	100%	100%	100%	100%
Rialto Investments - Investments in Unconsolidated Entities
In March 2009, the Legacy Securities program was announced by the U.S. Department of the Treasury (the “U.S. Treasury”) under the Federal government’s PPIP. The PPIP matched private capital with public capital and financing provided by the U.S. Treasury, which provided an opportunity for private investors to invest in certain non-agency residential mortgage-backed securities and CMBS issued prior to 2009 that were originally rated AAA, or an equivalent rating, by two or more nationally recognized statistical organizations without ratings enhancements. These securities are backed directly by actual mortgage loans and not by other securities.
We committed to invest and contributed $75 million in a PPIP fund managed by AB. An affiliate of Rialto is a sub-advisor to the AB PPIP fund and receives management fees for sub-advisory services. Total equity commitments of approximately $1.2 billion were made by private investors in this fund, and the U.S. Treasury committed to a matching amount of approximately $1.2 billion of equity in the fund, as well as agreeing to extend up to approximately $2.3 billion of debt financing. During the second half of 2012, all of the securities in the investment portfolio underlying the AB PPIP fund were monetized related to the unwinding of its operations, selling $5.9 billion in face amount of non-agency residential mortgage-backed securities and commercial mortgage-backed securities with a carrying value of $3.2 billion for $3.5 billion. As a result, we received $83.5 million in liquidating distributions. We also earned $9.1 million in fees from the segment's role as a sub-advisor to the AB PPIP fund, which were included in the Rialto Investments revenues. As our role as sub-advisor to the AB PPIP fund has been completed, no further management fees will be received for these services. As of November 30, 2012 and 2011, the carrying value of our investment in the AB PPIP fund was $0.2 million and $65.2 million, respectively.
In November 2010, the Rialto segment completed the first closing of Fund I. As of November 30, 2012, the equity commitments of Fund I were $700 million (including the $75 million committed by us). All capital commitments have been called and funded. Fund I is closed to additional commitments. Fund I’s objective during its three-year investment period is to invest in distressed real estate assets and other related investments that fit within Fund I’s investment parameters. During the year ended November 30, 2012, we contributed $41.7 million of which $13.9 million was distributed back to us as a return of capital contributions due to a securitization within Fund I. During the year ended November 30, 2011, we contributed $60.6 million of which $13.4 million was distributed back to us as a return of excess capital contributions as a result of new investors in Fund I. As of November 30, 2012 and 2011, the carrying value of our investment in Fund I was $98.9 million and $50.1 million, respectively. Total investor contributions to Fund I for the year ended November 30, 2012 and 2011 were $371.8 million and $387.8 million. respectively. Of the total contributions to Fund I during the year ended November 30, 2012, $130.0 million was distributed back to investors as a return of capital contributions due to a securitization within Fund I. Total investor contributions to Fund I since inception, including allocated income and net of the $130.0 million distribution were $923 million. During the year ended November 30, 2011, Fund I acquired distressed real estate asset portfolios and invested in CMBS at a discount to par value. For the years ended November 30, 2012 and 2011, our share of earnings from Fund I was $21.0 million and $2.9 million, respectively.
In December 2012, the Rialto segment completed the first closing of Fund II with initial equity commitments of approximately $260 million, including $100 million committed by us. The objective of Fund II during its three-year investment period is to invest in distressed real estate assets and other related investments that fit within Fund II’s investment parameters.
Additionally, another subsidiary in our Rialto segment has approximately a 5% investment in a Service Provider, which provides services to the consolidated LLCs, among others. As of November 30, 2012 and 2011, the carrying value of our investment in that entity was $8.4 million and $8.8 million, respectively.

Summarized condensed financial information on a combined 100% basis related to Rialto’s investments in unconsolidated entities that are accounted for by the equity method was as follows:
Balance Sheets

	November 30,
(In thousands)	2012	2011
Assets (1):
Cash and cash equivalents	$299,172	60,936
Loans receivable	361,286	274,213
Real estate owned	161,964	47,204
Investment securities	255,302	4,336,418
Other assets	199,839	171,196
	$1,277,563	4,889,967
Liabilities and equity (1):
Accounts payable and other liabilities	$155,928	320,353
Notes payable	120,431	40,877
Partner loans	163,516	137,820
Debt due to the U.S. Treasury	—	2,044,950
Equity	837,688	2,345,967
	$1,277,563	4,889,967

(1)
During the year ended November 30, 2012, the AB PPIP fund unwound its operations by selling its investments. Therefore, the total assets, liabilities and equity of the Rialto Investments unconsolidated entities decreased significantly from November 30, 2011 to November 30, 2012.

Statements of Operations

	Years Ended November 30,
(In thousands)	2012	2011	2010
Revenues	$414,027	470,282	357,330
Costs and expenses	243,483	183,326	209,103
Other income (expense), net (1)	713,710	(614,014)	311,468
Net earnings (loss) of unconsolidated entities	$884,254	(327,058)	459,695
Rialto Investments equity in earnings (loss) from unconsolidated entities	$41,483	(7,914)	15,363

(1)
Other income (expense), net for the years ended November 30, 2012, 2011, and 2010 includes the AB PPIP Fund’s mark-to-market unrealized gains and losses, all of which our portion was a small percentage. For the year ended November 30, 2012, other income (expense), net, also includes realized gains from the sale of investments in the portfolio underlying the AB PPIP fund, of which our portion was a small percentage.

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
When we intend not to exercise an option, we write-off any deposit and pre-acquisition costs associated with the option contract. For the years ended November 30, 2012, 2011, and 2010, we wrote-off $2.4 million, $1.8 million and $3.1 million, respectively, of option deposits and pre-acquisition costs related to homesites under option that we do not intend to purchase.
The table below indicates the number of homesites owned and homesites to which we had access through option contracts with third parties (“optioned”) or unconsolidated joint ventures (“JVs”) (i.e., controlled homesites) at November 30, 2012 and 2011:

	Controlled Homesites
November 30, 2012	Optioned	JVs	Total	Owned Homesites	Total Homesites
East	3,973	302	4,275	34,907	39,182
Central	2,583	1,187	3,770	16,082	19,852
West	2,227	5,847	8,074	30,083	38,157
Southeast Florida	2,336	366	2,702	7,713	10,415
Houston	1,385	287	1,672	12,549	14,221
Other	808	45	853	5,804	6,657
Total homesites	13,312	8,034	21,346	107,138	128,484

	Controlled Homesites
November 30, 2011	Optioned	JVs	Total	Owned Homesites	Total Homesites
East	4,017	423	4,440	30,595	35,035
Central	1,204	1,217	2,421	15,663	18,084
West	464	6,111	6,575	27,884	34,459
Southeast Florida	1,112	323	1,435	6,039	7,474
Houston	1,384	296	1,680	9,791	11,471
Other	133	18	151	4,712	4,863
Total homesites	8,314	8,388	16,702	94,684	111,386
We evaluate all option contracts for land to determine whether they are VIEs and, if so, whether we are the primary beneficiary of certain of these option contracts. Although we do not have legal title to the optioned land, if we are deemed to be the primary beneficiary, we are required to consolidate the land under option at the purchase price of the optioned land. During the year ended November 30, 2012, the effect of consolidation of these option contracts was a net increase of $12.2 million to consolidated inventory not owned with a corresponding increase to liabilities related to consolidated inventory not owned in the accompanying consolidated balance sheet as of November 30, 2012. To reflect the purchase price of the inventory consolidated, we reclassified the related option deposits from land under development to consolidated inventory not owned in the accompanying consolidated balance sheet as of November 30, 2012. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and our cash deposits. The increase to consolidated inventory not owned was offset by our exercise of options to acquire land under previously consolidated contracts, resulting in a net decrease in consolidated inventory not owned of $62.5 million for the year ended November 30, 2012.
Our exposure to loss related to our option contracts with third parties and unconsolidated entities consisted of our non-refundable option deposits and pre-acquisition costs totaling $176.7 million and $156.8 million, respectively, at November 30, 2012 and 2011. Additionally, we had posted $42.5 million and $44.1 million, respectively, of letters of credit in lieu of cash deposits under certain option contracts as of November 30, 2012 and 2011.

Contractual Obligations and Commercial Commitments
The following table summarizes certain of our contractual obligations at November 30, 2012:
Contractual Obligations

		Payments Due by Period
(In thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Lennar Homebuilding - Senior notes and other debts payable (1)	$4,005,051	224,595	947,289	722,218	2,110,949
Lennar Financial Services - Notes and other debts payable	457,994	457,994	—	—	—
Interest commitments under interest bearing debt (2)	1,027,226	205,866	364,591	249,659	207,110
Rialto Investments - Notes payable (3)	574,480	316,466	250,672	6,026	1,316
Operating leases	101,074	26,321	36,652	17,151	20,950
Total contractual obligations (4)	$6,165,825	1,231,242	1,599,204	995,054	2,340,325

(1)
Some of the senior notes and other debts payable are convertible senior notes, which have been included in this table based on maturity dates, but they are putable to us at earlier dates than as disclosed in this table. The puts are described in the detail description of each of the convertible senior notes in the financial condition and capital resources section of this M,D&A.

(2)	Interest commitments on variable interest-bearing debt are determined based on the interest rate as of November 30, 2012.

(3)
Amount includes $470.0 million of notes payable that was consolidated as part of the LLC consolidation related to the FDIC transaction and is non-recourse to Lennar; however, at November 30, 2012, $223.8 million of cash collections on loans in excess of expenses had been deposited in a defeasance account established for the repayment of the FDIC notes payable.

(4)
Total contractual obligations excludes our gross unrecognized tax benefits of $12.3 million as of November 30, 2012, because we are unable to make reasonable estimates as to the period of cash settlement with the respective taxing authorities. It also excludes a commitment to fund Rialto segment's equity investments made subsequent to November 30, 2012 ($100.0 million in Fund II).

We are subject to the usual obligations associated with entering into contracts (including option contracts) for the purchase, development and sale of real estate in the routine conduct of our business. Option contracts for the purchase of land generally enable us to defer acquiring portions of properties owned by third parties and unconsolidated entities until we have determined whether to exercise our option. This reduces our financial risk associated with land holdings. At November 30, 2012, we had access to 21,346 homesites through option contracts with third parties and unconsolidated entities in which we have investments. At November 30, 2012, we had $176.7 million of non-refundable option deposits and pre-acquisition costs related to certain of these homesites and $42.5 million of letters of credit posted in lieu of cash deposits under certain option contracts.
At November 30, 2012, we had letters of credit outstanding in the amount of $312.2 million (which included the $42.5 million of letters of credit discussed above). These letters of credit are generally posted either with regulatory bodies to guarantee our performance of certain development and construction activities, or in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral. Additionally, at November 30, 2012, we had outstanding performance and surety bonds related to site improvements at various projects (including certain projects in our joint ventures) of $606.5 million. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all of the development and construction activities are completed. As of November 30, 2012, there were approximately $347.8 million, or 57%, of costs to complete related to these site improvements. We do not presently anticipate any draws upon these bonds, but if any such draws occur, we do not believe they would have a material effect on our financial position, results of operations or cash flows.
Our Lennar Financial Services segment had a pipeline of loan applications in process of $1.1 billion at November 30, 2012. Loans in process for which interest rates were committed to the borrowers and builder commitments for loan programs totaled $409.1 million as of November 30, 2012. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers or borrowers may not meet certain criteria at the time of closing, the total commitments do not necessarily represent future cash requirements.
Our Lennar Financial Services segment uses mandatory mortgage-backed securities (“MBS”) forward commitments, option contracts and investor commitments to hedge our mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments, option contracts and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At November 30, 2012, we had open commitments amounting to $594.0 million to sell MBS with varying settlement dates through February 2013.
The following sections discuss economic conditions, market and financing risk, seasonality and interest rates and changing prices that may have an impact on our business:

Economic Conditions
Throughout 2012, we have seen fundamental shifts and resulting trends that indicate the housing market has stabilized and is currently recovering. This shift has been driven by a combination of low home prices, low interest rates, reduced foreclosures and an extremely favorable rent-to-own comparison making the decision for qualified homebuyers to buy homes more attractive than the escalating cost of renting. Our sales of homes revenue increased 33% compared to the prior year, our home deliveries increased 27% and our new orders increased 37% year over year. In addition, our gross margins on home sales increased to $793.3 million, or 22.7%, in the year ended November 30, 2012, from $523.4 million, or 19.9%, in the year ended November 30, 2011. The improvement in gross margins was primarily due to a greater percentage of deliveries from our new higher margin communities, a decrease in sales incentives offered to homebuyers as a percentage of revenue from home sales, an increase in the average sales price of homes delivered and lower valuation adjustments. In addition, the year ended November 30, 2012, was our third consecutive year of profitability with net earnings of $679.1 million, or $3.11 per diluted share ($3.58 per basic share), compared to $92.2 million, or $0.48 per diluted share ($0.49 per basic share), during the year ended November 30, 2011. A substantial portion of our net earnings resulted from the reversal of a majority of our deferred tax asset valuation allowance of $491.5 million, or $2.25 per diluted share. Our 2012 earnings before taxes were $222.1 million, compared to $98.0 million in 2011.

Market and Financing Risk
We finance our contributions to JVs, land acquisition and development activities, construction activities, financial services activities, Rialto investing activities and general operating needs primarily with cash generated from operations, debt issuances and equity issuances, as well as borrowings under our warehouse repurchase facilities. We also purchase land under option agreements, which enables us to control homesites until we have determined whether to exercise the option. We tried to manage the financial risks of adverse market conditions associated with land holdings by what we believed to be prudent underwriting of land purchases in areas we viewed as desirable growth markets, careful management of the land development process and, until recent years, limitation of risks by using partners to share the costs of purchasing and developing land, as well as obtaining access to land through option contracts. Although we believed our land underwriting standards were conservative, we did not anticipate the severe decline in land values and the sharply reduced demand for new homes encountered since 2007.

Seasonality
We have historically experienced variability in our results of operations from quarter-to-quarter due to the seasonal nature of the homebuilding and financial services business.

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

New Accounting Pronouncements
In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, (“ASU 2011-04”). ASU 2011-04 amends ASC 820, Fair Value Measurements, (“ASC 820”), providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the ASC 820 disclosure requirements, particularly for Level 3 fair value measurements. ASU 2011-04 was effective for our fiscal year beginning

December 1, 2011. The adoption of ASU 2011-04 did not have a material effect on our consolidated financial statements, but did require certain additional disclosures.
In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, (“ASU 2011-05”). ASU 2011-05 requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. ASU 2011-05 will be effective for our quarter ending February 28, 2013. The adoption of ASU 2011-05 is not expected to have a material effect on our consolidated financial statements, but will require a change in the presentation of our comprehensive income from the notes of the consolidated financial statements, where it is currently disclosed, to the face of the consolidated financial statements.
In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, (“ASU 2011-08”), which amends the guidance in ASC 350-20, Intangibles - Goodwill and Other - Goodwill. Under ASU 2011-08, entities have the option of performing a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, then entities are required to perform the two-step goodwill impairment test. ASU 2011-08 will be effective for our fiscal year that began December 1, 2012. The adoption of ASU 2011-08 is not expected to have a material effect on our consolidated financial statements.

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
During the year ended November 30, 2012, we concluded that it was more likely than not that the majority of our deferred tax assets would be utilized. This conclusion was based on a detailed evaluation of all relevant evidence, both positive and negative. The positive evidence included factors such as eleven consecutive quarters of earnings, the expectation of continued earnings and evidence of a sustained recovery in the housing markets that we operate. Such evidence is supported by us experiencing significant increases in key financial indicators, including new orders, revenues, gross margin, backlog, gross margin in backlog and deliveries compared with the prior year. We have also restructured our corporate and field operations, significantly reducing our cost structure and permitting us to generate profits at a lower level of activity. Economic data has also been affirming the housing market recovery. Housing starts, homebuilding volume and prices are increasing and forecasted to continue to increase. Low mortgage rates, affordable home prices, reduced foreclosures, and a favorable home ownership to rental comparison continue to drive the recovery. Lastly, we project to use the majority of our net operating losses in the allowable carryforward periods, and we have no history of net operating losses expiring unutilized.
We are required to use judgment in considering the relative impact of negative and positive evidence when determining the need for a valuation allowance for our deferred tax asset. The weight given to the potential effect of negative and positive evidence shall be commensurate with the extent to which it can be objectively verified. The more negative evidence that exists, the more positive evidence is necessary. The most significant direct negative evidence that currently exists is that we are currently in a cumulative four-year loss position. However, our cumulative four-year loss is declining significantly as a result of eleven consecutive quarters of profitability and based on or current earnings level we will realize a majority of our deferred tax assets.
Based on the analysis of positive and negative evidence, we believe that there is enough positive evidence to overcome our current cumulative loss position. Therefore, we concluded that it was more likely than not that we will realize our deferred tax assets, and reversed the majority of the valuation allowance established against our deferred tax assets during the year ended November 30, 2012.
Accordingly, we reversed $491.5 million of the valuation allowance against our deferred tax assets. Based on an analysis utilizing objectively verifiable evidence, it was not more likely than not that certain state net operating loss carryforwards would be utilized. As a result, we had a valuation allowance of $88.8 million against our deferred tax assets as of November 30, 2012, which is primarily related to state net operating loss carryforwards. Our deferred tax assets, net were $467.6 million at November 30, 2012 of which $474.9 million were deferred tax assets included in Lennar Homebuilding's other assets on our consolidated balance sheets and $7.3 million were deferred tax liabilities included in Lennar Financial Services segment's liabilities on our consolidated balance sheets. The valuation allowance against our deferred tax assets was $576.9 million at November 30, 2011. During the year ended November 30, 2011, we recorded a reversal of the deferred tax asset valuation allowance of $32.6 million primarily due to net earnings generated during the year. As of November 30, 2011, we had no net deferred tax assets. In future periods, the allowance could be reduced further if sufficient additional positive evidence is present indicating that it is more likely than not that a portion or all of our deferred tax assets will be realized.
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
Inventories
Inventories are stated at cost unless the inventory within a community is determined to be impaired, in which case the impaired inventory is written down to fair value. Inventory costs include land, land development and home construction costs, real estate taxes, deposits on land purchase contracts and interest related to development and construction. We review our inventory for indicators of impairment by evaluating each community during each reporting period. The inventory within each community is categorized as finished homes and construction in progress or land under development based on the development state of the community. There were 457 and 420 active communities as of November 30, 2012 and 2011, respectively. If the undiscounted cash flows expected to be generated by a community are less than its carrying amount, an impairment charge is recorded to write down the carrying amount of such community to its fair value.
In conducting our review for indicators of impairment on a community level, we evaluate, among other things, the margins on homes that have been delivered, margins on homes under sales contracts in backlog, projected margins with regard to future home sales over the life of the community, projected margins with regard to future land sales, and the estimated fair value of the land itself. We pay particular attention to communities in which inventory is moving at a slower than anticipated absorption pace and communities whose average sales price and/or margins are trending downward and are anticipated to continue to trend downward. From this review, we identify communities whose carrying values exceed their undiscounted cash flows. Revenues and gross margins for all of our homebuilding segments, and Homebuilding Other for the year ended November 30, 2012 have increased compared to the year ended November 30, 2011 due to an increase in absorption pace.
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
During the years ended November 30, 2012, 2011 and 2010, we recorded the following inventory impairments:

	Years Ended November 30,
(In thousands)	2012	2011	2010
Valuation adjustments to finished homes, CIP and land on which we intend to build homes (1)	$12,574	35,726	44,717
Valuation adjustments to land we intend to sell or have sold to third parties	666	456	3,436
Write-offs of option deposits and pre-acquisition costs	2,389	1,784	3,105
	$15,629	37,966	51,258

(1)
Valuation adjustments to finished homes, CIP and land on which we intend to build homes for the years ended November 30, 2012, 2011 and 2010 relate to 12 communities, 38 communities and 33 communities, respectively.

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
At November 30, 2012, the reserve for warranty costs was $84.2 million, which included $2.9 million related to Defective Chinese drywall that was purchased and installed by various of our subcontractors. While we believe that the reserve for warranty costs is adequate, there can be no assurances that historical data and trends will accurately predict our actual warranty costs. Additionally, there can be no assurances that future economic or financial developments might not lead to a significant change in the reserve.
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
As of November 30, 2012, we believe that the equity method of accounting is appropriate for our investments in Lennar Homebuilding unconsolidated entities where we are not the primary beneficiary and we do not have a controlling interest, but rather share control with our partners. At November 30, 2012, the Lennar Homebuilding unconsolidated entities in which we had investments had total assets of $3.2 billion and total liabilities of $1.1 billion.
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
Additionally, we consider various qualitative factors to determine if a decrease in the value of our investment is other-than-temporary. These factors include age of the venture, stage in its life cycle, intent and ability for us to recover our investment in the entity, financial condition and long-term prospects of the entity, short-term liquidity needs of the unconsolidated entity, trends in the general economic environment of the land, profitability from homes delivered on land acquired by us from the joint venture, entitlement status of the land held by the unconsolidated entity, overall projected returns on investments, defaults under contracts with third parties (including bank debt), recoverability of the investment through future cash flows and relationships with the other partners and banks. If we believe that the decline in the fair value of the investment is temporary, then no impairment is recorded.

During the years ended November 30, 2012, 2011 and 2010, we recorded the following valuation adjustments related to our Lennar Homebuilding investments in unconsolidated entities:

	Years Ended November 30,
(In thousands)	2012	2011	2010
Our share of valuation adjustments related to assets of Lennar Homebuilding unconsolidated entities	$12,145	8,869	10,461
Valuation adjustments to Lennar Homebuilding investments in unconsolidated entities	18	10,489	1,735
	$12,163	19,358	12,196
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
Goodwill
At both November 30, 2012 and 2011, our goodwill was $34.0 million, which is part of our Lennar Financial Services segment. Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in business combinations. Evaluating goodwill for impairment involves the determination of the fair value of our reporting units in which we have recorded goodwill. A reporting unit is a component of an operating segment for which discrete financial information is available and reviewed by management on a regular basis. Inherent in the determination of fair value of our reporting units are certain estimates and judgments, including the interpretation of current economic indicators and market valuations as well as our strategic plans with regard to our operations. To the extent additional information arises or our strategies change, it is possible that our conclusion regarding goodwill impairment could change, which could have a material effect on our financial position and results of operations. For these reasons, we believe that the accounting estimate related to goodwill impairment is a critical accounting estimate.
We review goodwill annually (or whenever indicators of impairment exist) for impairment. We evaluated the carrying value of our Lennar Financial Services segment’s goodwill in the fourth quarter of 2012. We estimated the fair value of our Financial Services’ title operations based on the income approach and concluded that a goodwill impairment was not required for 2012.
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
During the years ended November 30, 2012, 2011 and 2010, we did not record goodwill impairment charges. As of November 30, 2012 and 2011, there were no material identifiable intangible assets, other than goodwill.

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
Nonaccrual Loans - Revenue Recognition & Impairment
At November 30, 2012 and 2011, there were loans receivable with a carrying value of approximately $40 million and $74 million, respectively, for which interest income was not being recognized as they were classified as nonaccrual. When forecasted principal and interest cannot be reasonably estimated at the loan acquisition date, management classifies the loan as nonaccrual and accounts for these assets in accordance with ASC 310-10, Receivable, (“ASC 310-10”). When a loan is classified as nonaccrual, any subsequent cash receipt is accounted for using the cost recovery method. In accordance with ASC 310-10, a loan is considered impaired when based on current information and events; it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. A provision for loan losses is recognized when the recorded investment in the loan is in excess of its fair value. The fair value of the loan is determined by using either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral less estimated costs to sell. For these reasons, we believe that the accounting for nonaccrual loans is a critical accounting estimate.
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
Subsequent to obtaining REO via foreclosure or directly from a financial institution, management periodically performs valuations using the methodologies described above such that the real estate is carried at the lower of its cost basis or current fair value, less estimated costs to sell if classified as held-for-sale, or at the lower of its cost basis or current fair value if classified as held-and-used. Any subsequent valuation adjustments, operating expenses or income, and gains and losses on disposition of such properties are also recognized in our Rialto Investments other income, net. REO assets classified as held-and-used are depreciated using a useful life of forty years for commercial properties and twenty seven and a half years for residential properties. Our REO assets classified as held-for-sale are not depreciated. Occasionally an asset will require certain improvements to yield a higher return. In accordance with ASC 970-340-25, Real Estate, construction costs incurred prior to acquisition or during development of the asset may be capitalized.

We believe that the accounting for REO is a critical accounting policy because of the significant judgment required in the third party appraisals and/or internally prepared analysis of recent offers or prices of comparable properties in the proximate vicinity used to estimate the fair value of the REOs.
Consolidations of Variable Interest Entities
In 2010, our Rialto segment acquired indirectly 40% managing member equity interests in two limited liability companies (“LLCs”), in partnership with the FDIC. We determined that each of the LLCs met the definition of a variable interest entity (“VIE”) and we were the primary beneficiary. In accordance with ASC 810-10-65-2, Consolidations, (“ASC 810-10-65-2”), we identified the activities that most significantly impact the LLCs’ economic performance and determined that we have the power to direct those activities. The economic performance of the LLCs is most significantly impacted by the performance of the LLCs’ portfolios of assets, which consist primarily of distressed residential and commercial mortgage loans. Thus, the activities that most significantly impact the LLCs’ economic performance are the servicing and disposition of mortgage loans and real estate obtained through foreclosure of loans, restructuring of loans, or other planned activities associated with the monetizing of loans.
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
We are exposed to market risks related to fluctuations in interest rates on our investments, debt obligations, loans held-for-sale and loans held-for-investment. We utilize forward commitments and option contracts to mitigate the risks associated with our mortgage loan portfolio. The table below provides information at November 30, 2012 about our significant financial instruments that are sensitive to changes in interest rates. For loans held-for-sale, loans held-for-investment, net and investments held-to-maturity, senior notes and other debts payable and notes and other debts payable, the table presents principal cash flows and related weighted average effective interest rates by expected maturity dates and estimated fair values at November 30, 2012. Weighted average variable interest rates are based on the variable interest rates at November 30, 2012. Rialto Investments loans receivable are not included in the table below because income is recorded through accretable yield due to the loans acquired having deteriorated credit quality, thus we believe they are not sensitive to changes in interest rates. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and Notes 1 and 14 of the notes to consolidated financial statements in Item 8 for a further discussion of these items and our strategy of mitigating our interest rate risk.

Information Regarding Interest Rate Sensitivity
Principal (Notional) Amount by
Expected Maturity and Average Interest Rate
November 30, 2012

	Years Ending November 30,							Fair Value at November 30,
(Dollars in millions)	2013	2014	2015	2016	2017	Thereafter	Total	2012
ASSETS
Lennar Homebuilding:
Investments available-for-sale:
Fixed rate	$—	—	—	—	—	19.6	19.6	19.6
Average interest rate	—	—	—	—	—	5.8%	5.8%	—
Rialto Investments:
Investments held-to-maturity:
Fixed rate	$—	—	—	—	—	15.0	15.0	14.9
Average interest rate	—	—	—	—	—	4.0%	4.0%	—
Lennar Financial Services:
Loans held-for-sale:
Fixed rate	$—	—	—	—	—	496.3	496.3	496.3
Average interest rate	—	—	—	—	—	3.5%	3.5%	—
Variable rate	$—	—	—	—	—	6.0	6.0	6.0
Average interest rate	—	—	—	—	—	2.7%	2.7%	—
Loans held-for-investment, net and Investments held-to-maturity:
Fixed rate	$30.6	25.8	9.2	0.7	0.7	16.5	83.5	84.2
Average interest rate	0.7%	1.1%	1.8%	6.5%	6.6%	5.9%	2.1%	—
Variable rate	$0.1	0.1	0.1	0.1	0.1	3.9	4.4	4.6
Average interest rate	5.3%	5.3%	5.3%	5.3%	5.3%	5.4%	5.4%	—
LIABILITIES
Lennar Homebuilding:
Senior notes and other debts payable:
Fixed rate	$94.1	266.6	512.0	278.5	394.5	2,110.9	3,656.6	4,666.5
Average interest rate	5.3%	5.6%	5.6%	6.6%	12.3%	4.0%	5.5%	—
Variable rate	$130.5	87.3	81.4	38.5	10.8	—	348.5	369.2
Average interest rate	4.9%	6.7%	5.2%	3.2%	3.2%	—	5.3%	—
Rialto Investments:
Notes Payable:
Fixed rate (1)	$316.5	158.6	1.2	4.9	1.1	1.3	483.6	481.9
Average interest rate	—	0.1%	6.0%	6.2%	5.9%	5.9%	0.2%	—
Variable rate	$—	33.0	57.9	—	—	—	90.9	86.8
Average interest rate	—	4.6%	4.6%	—	—	—	4.6%	—
Lennar Financial Services:
Notes and other debts payable:
Variable rate	$458.0	—	—	—	—	—	458.0	458.0
Average interest rate	2.9%	—	—	—	—	—	2.9%	—
(1) Amount includes $470.0 million of notes payable that was consolidated as part of the LLC consolidation related to the FDIC transaction and is non-recourse to Lennar; however, as of November 30, 2012, $223.8 million of cash collections on loans in excess of expenses had been deposited in a defeasance account established for the repayments of the FDIC notes payable.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Lennar Corporation
We have audited the accompanying consolidated balance sheets of Lennar Corporation and subsidiaries (the “Company”) as of November 30, 2012 and 2011, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended November 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Lennar Corporation and subsidiaries as of November 30, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2012 in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of November 30, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 29, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants
Miami, Florida
January 29, 2013

LENNAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
November 30, 2012 and 2011

	2012	(1)	2011	(1)
	(Dollars in thousands, except shares and per share amounts)
ASSETS
Lennar Homebuilding:
Cash and cash equivalents	$1,146,867		1,024,212
Restricted cash	8,096		8,590
Receivables, net	53,745		53,977
Inventories:
Finished homes and construction in progress	1,625,048		1,334,703
Land and land under development	3,119,804		2,636,510
Consolidated inventory not owned	326,861		389,322
Total inventories	5,071,713		4,360,535
Investments in unconsolidated entities	565,360		545,760
Other assets	956,070		524,694
	7,801,851		6,517,768
Rialto Investments:
Cash and cash equivalents	105,310		83,938
Defeasance cash to retire notes payable	223,813		219,386
Loans receivable, net	436,535		713,354
Real estate owned - held-for-sale	134,161		143,677
Real estate owned - held-and-used, net	601,022		582,111
Investments in unconsolidated entities	108,140		124,712
Other assets	38,379		29,970
	1,647,360		1,897,148
Lennar Financial Services	912,995		739,755
Total assets	$10,362,206		9,154,671

(1)
Under certain provisions of Accounting Standards Codification (“ASC”) Topic 810, Consolidations, (“ASC 810”) the Company is required to separately disclose on its consolidated balance sheets the assets of consolidated variable interest entities (“VIEs”) that are owned by the consolidated VIEs and liabilities of consolidated VIEs as to which there is no recourse against the Company.

As of November 30, 2012, total assets include $2,128.6 million related to consolidated VIEs of which $13.2 million is included in Lennar Homebuilding cash and cash equivalents, $6.0 million in Lennar Homebuilding receivables, net, $57.4 million in Lennar Homebuilding finished homes and construction in progress, $482.6 million in Lennar Homebuilding land and land under development, $65.2 million in Lennar Homebuilding consolidated inventory not owned, $43.7 million in Lennar Homebuilding investments in unconsolidated entities, $224.1 million in Lennar Homebuilding other assets, $104.8 million in Rialto Investments cash and cash equivalents, $223.8 million in Rialto Investments defeasance cash to retire notes payable, $350.2 million in Rialto Investments loans receivable, net, $94.2 million in Rialto Investments real estate owned held-for-sale, $454.9 million in Rialto Investments real estate owned held-and-used, net, $0.7 million in Rialto Investments in unconsolidated entities and $7.8 million in Rialto Investments other assets.
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

See accompanying notes to consolidated financial statements.

Investments real estate owned held-for-sale, $428.0 million in Rialto Investments real estate owned held-and-used, net, $0.6 million in Rialto Investments in unconsolidated entities and $10.6 million in Rialto Investments other assets.

See accompanying notes to consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
November 30, 2012 and 2011

	2012	(2)	2011	(2)
	(Dollars in thousands, except shares and per share amounts)
LIABILITIES AND EQUITY
Lennar Homebuilding:
Accounts payable	$220,690		201,101
Liabilities related to consolidated inventory not owned	268,159		326,200
Senior notes and other debts payable	4,005,051		3,362,759
Other liabilities	635,524		602,231
	5,129,424		4,492,291
Rialto Investments:
Notes payable and other liabilities	600,602		796,120
Lennar Financial Services	630,972		562,735
Total liabilities	6,360,998		5,851,146
Stockholders’ equity:
Preferred stock	—		—
Class A common stock of $0.10 par value per share; Authorized: 2012 and 2011 - 300,000,000 shares Issued: 2012 - 172,397,149 shares; 2011 - 169,099,760 shares	17,240		16,910
Class B common stock of $0.10 par value per share; Authorized: 2012 and 2010 - 90,000,000 shares Issued: 2012 - 32,982,815 shares; 2011 - 32,982,815 shares	3,298		3,298
Additional paid-in capital	2,421,941		2,341,079
Retained earnings	1,605,131		956,401
Treasury stock, at cost; 2012 - 12,152,816 Class A common shares and 1,679,620 Class B common shares; 2011 - 12,000,017 Class A common shares and 1,679,620 Class B common shares	(632,846)		(621,220)
Total stockholders’ equity	3,414,764		2,696,468
Noncontrolling interests	586,444		607,057
Total equity	4,001,208		3,303,525
Total liabilities and equity	$10,362,206		9,154,671

(2)
As of November 30, 2012, total liabilities include $737.2 million related to consolidated VIEs as to which there was no recourse against the Company, of which $10.6 million is included in Lennar Homebuilding accounts payable, $35.9 million in Lennar Homebuilding liabilities related to consolidated inventory not owned, $181.6 million in Lennar Homebuilding senior notes and other debts payable, $15.7 million in Lennar Homebuilding other liabilities and $493.4 million in Rialto Investments notes payable and other liabilities.

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

LENNAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended November 30, 2012, 2011 and 2010

	2012	2011	2010
	(Dollars in thousands, except per share amounts)
Revenues:
Lennar Homebuilding	$3,581,232	2,675,124	2,705,639
Lennar Financial Services	384,618	255,518	275,786
Rialto Investments	138,856	164,743	92,597
Total revenues	4,104,706	3,095,385	3,074,022
Cost and expenses:
Lennar Homebuilding (1)	3,216,366	2,528,823	2,543,323
Lennar Financial Services	299,836	234,789	244,502
Rialto Investments	138,990	132,583	67,904
Corporate general and administrative	127,338	95,256	93,926
Total costs and expenses	3,782,530	2,991,451	2,949,655
Lennar Homebuilding equity in loss from unconsolidated entities (2)	(26,676)	(62,716)	(10,966)
Lennar Homebuilding other income, net (3)	9,264	116,109	19,135
Other interest expense	(94,353)	(90,650)	(70,425)
Rialto Investments equity in earnings (loss) from unconsolidated entities	41,483	(7,914)	15,363
Rialto Investments other income (expense), net	(29,780)	39,211	17,251
Earnings before income taxes	222,114	97,974	94,725
Benefit for income taxes	435,218	14,570	25,734
Net earnings (including net earnings (loss) attributable to noncontrolling interests)	657,332	112,544	120,459
Less: Net earnings (loss) attributable to noncontrolling interests (4)	(21,792)	20,345	25,198
Net earnings attributable to Lennar	$679,124	92,199	95,261
Basic earnings per share	$3.58	0.49	0.51
Diluted earnings per share	$3.11	0.48	0.51

(1)
Lennar Homebuilding costs and expenses include $15.6 million, $38.0 million and $51.3 million, respectively, of inventory valuation adjustments and write-offs of option deposits and pre-acquisition costs for the years ended November 30, 2012, 2011 and 2010.

(2)
Lennar Homebuilding equity in loss from unconsolidated entities includes $12.1 million and $8.9 million, respectively, of the Company’s share of valuation adjustments related to assets of unconsolidated entities for the years ended November 30, 2012 and 2011. In addition, for the year ended November 30, 2011. it includes a $57.6 million valuation adjustment related to an asset distribution from a Lennar Homebuilding unconsolidated entity, which was the result of a linked transaction where there was also a pre-tax gain as disclosed below. Lennar Homebuilding equity in loss from unconsolidated entities for the year ended November 30, 2010 includes $10.5 million of the Company’s share of valuation adjustments related to assets of unconsolidated entities.

(3)
Lennar Homebuilding other income, net includes $15.4 million and $3.3 million, respectively, of valuation adjustments to investments in Lennar Homebuilding unconsolidated entities and write-offs of notes receivables and other assets for the years ended November 30, 2011 and 2010. In addition, for the year ended November 30, 2011, Lennar Homebuilding other income, net includes a pre-tax gain of $62.3 million related to an asset distribution from a Lennar Homebuilding unconsolidated entity in a linked transaction where there was also a valuation adjustment as disclosed above.

(4)
Net earnings (loss) attributable to noncontrolling interests for the years ended November 30, 2012, 2011 and 2010 includes ($14.4) million, $28.9 million and $33.2 million of earnings (loss), respectively, related to the FDIC’s interest in the portfolio of real estate loans that the Company acquired in partnership with the FDIC.

See accompanying notes to consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended November 30, 2012, 2011 and 2010

	2012	2011	2010
	(Dollars in thousands)
Class A common stock:
Beginning balance	$16,910	16,701	16,515
Employee stock and director plans	330	209	186
Balance at November 30,	17,240	16,910	16,701
Class B common stock:
Beginning balance	3,298	3,297	3,296
Employee stock plans	—	1	1
Balance at November 30,	3,298	3,298	3,297
Additional paid-in capital:
Beginning balance	2,341,079	2,310,339	2,208,934
Employee stock and director plans	29,006	11,075	8,150
Tax benefit from employee stock plans and vesting of restricted stock	22,544	—	—
Amortization of restricted stock and performance-based stock options	29,312	19,665	22,090
Equity component of 2.75% convertible senior notes due 2020	—	—	71,165
Balance at November 30,	2,421,941	2,341,079	2,310,339
Retained Earnings:
Beginning balance	956,401	894,108	828,424
Net earnings attributable to Lennar	679,124	92,199	95,261
Cash dividends - Class A common stock	(25,387)	(24,899)	(24,570)
Cash dividends - Class B common stock	(5,007)	(5,007)	(5,007)
Balance at November 30,	1,605,131	956,401	894,108
Treasury stock, at cost:
Beginning balance	(621,220)	(615,496)	(613,690)
Employee stock plans	(17,149)	(5,724)	(1,806)
Reissuance of treasury stock	5,523	—	—
Balance at November 30,	(632,846)	(621,220)	(615,496)
Total stockholders’ equity	3,414,764	2,696,468	2,608,949
Noncontrolling interests:
Beginning balance	607,057	585,434	144,535
Net earnings (loss) attributable to noncontrolling interests	(21,792)	20,345	25,198
Receipts related to noncontrolling interests	1,659	5,822	14,088
Payments related to noncontrolling interests	(480)	(7,137)	(4,848)
Lennar Homebuilding non-cash consolidations	—	2,593	—
Rialto Investments non-cash consolidations	—	—	397,588
Non-cash activity related to noncontrolling interests	—	—	8,873
Balance at November 30,	586,444	607,057	585,434
Total equity	$4,001,208	3,303,525	3,194,383
Comprehensive earnings attributable to Lennar	$679,124	92,199	95,261
Comprehensive earnings (loss) attributable to noncontrolling interests	$(21,792)	20,345	25,198

See accompanying notes to consolidated financial statements.

 LENNAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended November 30, 2012, 2011 and 2010

	2012	2011	2010
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings (including net earnings (loss) attributable to noncontrolling interests)	$657,332	112,544	120,459
Adjustments to reconcile net earnings (including net earnings (loss) attributable to noncontrolling interests) to net cash provided by (used in) operating activities:
Depreciation and amortization	28,081	21,500	13,520
Amortization of discount/premium on debt, net	21,450	20,641	6,560
Lennar Homebuilding equity in loss from unconsolidated entities	26,676	62,716	10,966
Gain on distribution of net assets from Lennar Homebuilding unconsolidated entities	—	(62,320)	—
Distributions of earnings from Lennar Homebuilding unconsolidated entities	1,005	11,410	7,280
Rialto Investments equity in (earnings) loss from unconsolidated entities	(41,483)	7,914	(15,363)
Distributions of earnings from Rialto Investments unconsolidated entities	18,399	5,298	3,261
Shared based compensation expense	31,745	24,047	28,075
Tax benefit from share-based awards	22,544	—	—
Excess tax benefits from share-based awards	(10,814)	—	—
Deferred income tax benefit	(467,561)	—	—
Gain on retirement of Lennar Homebuilding debt	(988)	—	(19,384)
Loss on retirement of Lennar Homebuilding senior notes	6,510	—	11,714
Unrealized and realized gains on Rialto Investments real estate owned, net	(19,771)	(84,972)	(20,982)
Gain on sale of Rialto Investments commercial mortgage-backed securities	—	(4,743)	—
Impairments and charge-offs of Rialto Investments loans receivable and REO	37,248	21,972	—
Valuation adjustments and write-offs of option deposits and pre-acquisition costs, other receivables and other assets	16,647	53,330	54,511
Changes in assets and liabilities:
Decrease in restricted cash	3,841	4,496	5,137
(Increase) decrease in receivables	17,370	(132,258)	340,444
Increase in inventories, excluding valuation adjustments and write-offs of option deposits and pre-acquisition costs	(563,051)	(38,903)	(115,247)
(Increase) decrease in other assets	(35,041)	(113,522)	28,269
Increase in Lennar Financial Services loans-held-for-sale	(202,916)	(61,444)	(64,130)
Increase (decrease) in accounts payable and other liabilities	28,129	(106,841)	(120,862)
Net cash (used in) provided by operating activities	(424,648)	(259,135)	274,228
Cash flows from investing activities:
Net additions of operating properties and equipment	(2,822)	(9,936)	(5,062)
Investments in and contributions to Lennar Homebuilding unconsolidated entities	(72,611)	(98,470)	(209,274)
Distributions of capital from Lennar Homebuilding unconsolidated entities	44,656	31,094	29,401
Investments in and contributions to Rialto Investments unconsolidated entities	(43,555)	(64,360)	(64,310)
Distributions of capital from Rialto Investments unconsolidated entities	83,368	14,063	—
Investments in and contributions to Rialto Investments consolidated entities (net of $93.3 million cash and cash equivalents consolidated)	—	—	(171,399)
Acquisition of Rialto Investment portfolios of distressed loans and real estate assets	—	—	(183,442)
Increase in Rialto Investments defeasance cash to retire notes payable	(4,427)	(118,077)	(101,309)
Receipts of principal payments on Rialto Investments loans receivable	81,648	74,888	33,923
Proceeds from sales of Rialto Investments real estate owned	183,883	91,034	16,853
Improvements to Rialto Investments real estate owned	(13,945)	(20,623)	(1,257)
Purchases of Lennar Homebuilding investments available-for-sale	(11,403)	—	—
Proceeds from sales of Lennar Homebuilding investments available-for-sale	14,486	—	—
Investments in commercial mortgage-backed securities	—	—	(19,447)
Proceeds from sale of investments in commercial mortgage-backed securities	—	11,127	—
(Increase) decrease in Lennar Financial Services loans held-for-investment, net	2,919	(234)	2,276
Purchases of Lennar Financial Services investment securities	(51,138)	(53,598)	(6,043)
Proceeds from maturities of Lennar Financial Services investments securities	34,232	6,938	5,719
Net cash provided by (used in) investing activities	245,291	(136,154)	(673,371)
See accompanying notes to consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
Years Ended November 30, 2012, 2011 and 2010

	2012	2011	2010
	(Dollars in thousands)
Cash flows from financing activities:
Net borrowings under Lennar Financial Services debt	$47,860	138,456	54,121
Proceeds from senior notes	750,000	—	247,323
Proceeds from convertible senior notes	50,000	350,000	722,500
Debt issuance costs of senior notes and convertible senior notes	(9,118)	(7,438)	(18,415)
Redemption of senior notes	—	(113,242)	(251,943)
Partial redemption of senior notes	(210,862)	—	(222,711)
Principal repayments on Rialto Investments notes payable	(191,221)	—	—
Proceeds from other borrowings	41,500	4,287	5,676
Principal payments on other borrowings	(97,891)	(136,147)	(141,505)
Exercise of land option contracts from an unconsolidated land investment venture	(50,396)	(40,964)	(39,301)
Receipts related to noncontrolling interests	1,659	5,822	14,088
Payments related to noncontrolling interests	(480)	(7,137)	(4,848)
Excess tax benefits from share-based awards	10,814	—	—
Common stock:
Issuances	32,174	6,751	2,238
Repurchases	(17,149)	(5,724)	(1,806)
Dividends	(30,394)	(29,906)	(29,577)
Net cash provided by financing activities	326,496	164,758	335,840
Net increase (decrease) in cash and cash equivalents	147,139	(230,531)	(63,303)
Cash and cash equivalents at beginning of year	1,163,604	1,394,135	1,457,438
Cash and cash equivalents at end of year	$1,310,743	1,163,604	1,394,135
Summary of cash and cash equivalents:
Lennar Homebuilding	$1,146,867	1,024,212	1,207,247
Lennar Financial Services	58,566	55,454	110,476
Rialto Investments	105,310	83,938	76,412
	$1,310,743	1,163,604	1,394,135
Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$108,879	99,904	77,277
Cash (paid) received for income taxes, net	$(26,687)	(12,020)	341,801
Supplemental disclosures of non-cash investing and financing activities:
Lennar Homebuilding:
Non-cash contributions to Lennar Homebuilding unconsolidated entities	$14,394	17,966	4,899
Non-cash distributions from Lennar Homebuilding unconsolidated entities	$—	126,444	59,283
Inventory acquired in satisfaction of other assets including investments available-for-sale	$103,114	—	—
Non-cash reclass from inventories to operating properties and equipment	$—	126,525	—
Non-cash purchases of investments available-for-sale	$12,520	—	—
Purchases of inventories and other assets financed by sellers	$89,063	67,809	22,758
Rialto Investments:
Purchases of portfolios of distressed loans and real estate assets financed by sellers	$—	—	125,395
Real estate owned acquired in satisfaction/partial satisfaction of loans receivable	$183,911	467,662	185,960
Notes payable and other liabilities assumed from loans receivable deficiency settlements	$—	16,152	—
Reductions in loans receivable from deficiency settlements	$3,068	5,274	—
Consolidations of newly formed or previously unconsolidated entities, net:
Receivables	$—	2	2,077
Loans receivable	$—	—	1,177,636
Inventories	$—	52,850	83,973
Investments in Lennar Homebuilding unconsolidated entities	$—	(28,573)	(50,953)
Investments in Rialto Investments consolidated entities	$—	—	(171,399)
Other assets	$—	2,443	68,013
Debts payable	$—	(14,702)	(688,360)
Other liabilities	$—	(9,427)	(14,526)
Noncontrolling interests	$—	(2,593)	(406,461)

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
Advertising Costs
The Company expenses advertising costs as incurred. Advertising costs were $33.0 million, $41.2 million and $40.2 million, respectively, for the years ended November 30, 2012, 2011 and 2010.
Share-Based Payments
The Company has share-based awards outstanding under one plan which provides for the granting of stock options and stock appreciation rights and awards of restricted common stock (“nonvested shares”) to key officers, associates and directors. The exercise prices of stock options and stock appreciation rights may not be less than the market value of the common stock on the date of the grant. Exercises are permitted in installments determined when options are granted. Each stock option and stock appreciation right will expire on a date determined at the time of the grant, but not more than ten years after the date of the grant. The Company accounts for stock option awards and nonvested share awards granted under the plans based on the estimated grant date fair value.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Due to the short maturity period of cash equivalents, the carrying amounts of these instruments approximate their fair values. Cash and cash equivalents as of November 30, 2012 and 2011 included $193.0 million and $26.1 million, respectively, of cash held in escrow for approximately three days.
Restricted Cash
Restricted cash consists of customer deposits on home sales held in restricted accounts until title transfers to the homebuyer, as required by the state and local governments in which the homes were sold.
Inventories
Inventories are stated at cost unless the inventory within a community is determined to be impaired, in which case the impaired inventory is written down to fair value. Inventory costs include land, land development and home construction costs, real estate taxes, deposits on land purchase contracts and interest related to development and construction. Construction overhead and selling expenses are expensed as incurred. Homes held-for-sale are classified as inventories until delivered. Land, land development, amenities and other costs are accumulated by specific area and allocated to homes within the respective

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

areas. The Company reviews its inventory for indicators of impairment by evaluating each community during each reporting period. The inventory within each community is categorized as finished homes and construction in progress or land under development based on the development state of the community. There were 457 and 420 active communities, excluding unconsolidated entities, as of November 30, 2012 and 2011, respectively. If the undiscounted cash flows expected to be generated by a community are less than its carrying amount, an impairment charge is recorded to write down the carrying amount of such community to its estimated fair value.
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

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
For the year ended November 30, 2012, the Company reviewed each of its homebuilding communities for potential indicators and performed impaired 12 communities. The table below summarizes the most significant unobservable inputs used in the Company's discounted cash flow model to determine the fair value of its communities for which the Company recorded valuation adjustments during the year ended November 30, 2012:

Unobservable inputs	Range
Average selling price	$83,000	-	$340,000
Absorption rate per quarter (homes)	1	-	20
Discount rate	20%
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
The evaluation of the Company’s investment in unconsolidated entities includes certain critical assumptions made by management: (1) projected future distributions from the unconsolidated entities, (2) discount rates applied to the future distributions and (3) various other quantitative and qualitative factors.
The Company’s assumptions on the projected future distributions from the unconsolidated entities are dependent on market conditions. Specifically, distributions are dependent on cash to be generated from the sale of inventory by the unconsolidated entities. Such inventory is also reviewed for potential impairment by the unconsolidated entities. The unconsolidated entities generally use a discount rate of approximately 20% in their reviews for impairment, subject to the perceived risks associated with the community’s cash flow streams relative to its inventory. If a valuation adjustment is recorded by an unconsolidated entity related to its assets, the Company’s proportionate share is reflected in the Company's homebuilding equity in loss from unconsolidated entities with a corresponding decrease to its investment in unconsolidated entities. In certain instances, the Company may be required to record additional losses relating to its investment in

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

unconsolidated entities, if the Company’s investment in the unconsolidated entity, or a portion thereof, is deemed to be other than temporarily impaired. These losses are included in Lennar Homebuilding other income, net.
Additionally, the Company considers various qualitative factors to determine if a decrease in the value of the investment is other-than-temporary. These factors include age of the venture, stage in its life cycle, intent and ability for the Company to recover its investment in the entity, financial condition and long-term prospects of the entity, short-term liquidity needs of the unconsolidated entity, trends in the general economic environment of the land, profitability from homes delivered on land acquired by the Company from the joint venture, entitlement status of the land held by the unconsolidated entity, overall projected returns on investment, defaults under contracts with third parties (including bank debt), recoverability of the investment through future cash flows and relationships with the other partners and banks. If the Company believes that the decline in the fair value of the investment is temporary, then no impairment is recorded.
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

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
At November 30, 2012 and 2011, the Lennar Homebuilding segment had available-for-sale securities totaling $19.6 million and $42.9 million, respectively, included in Lennar Homebuilding other assets, which consist primarily of investments in community development district bonds that mature in 2039. Certain of these bonds are in default by the borrower, which may allow the Company to foreclose on the underlying real estate collateral. At November 30, 2012 and 2011, the Lennar Financial Services segment had investment securities classified as held-to-maturity totaling $63.9 million and $48.9 million, respectively. The Lennar Financial Services held-to-maturity securities consist mainly of corporate bonds, certificates of deposit and U.S. treasury securities that mature at various dates within a year. In addition, at November 30, 2012 and 2011, the Rialto Investments (“Rialto”) segment had investment securities classified as held-to-maturity totaling $15.0 million and $14.1 million, respectively. The Rialto segment held-to-maturity securities consist of commercial mortgage-backed securities (“CMBS”). At November 30, 2012 and 2011, the Company had no investment securities classified as trading.
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
The Company reviews goodwill annually (or whenever indicators of impairment exist) for impairment. The Company evaluated the carrying value of the Lennar Financial Services segment’s goodwill in the fourth quarter of 2012. The Company estimated the fair value of its title operations based on the income approach and concluded that a goodwill impairment was not required for 2012. As of both November 30, 2012 and 2011, there were no material identifiable intangible assets, other than goodwill.
At both November 30, 2012 and 2011, accumulated goodwill impairments totaled $217.4 million, which includes $27.2 million and $190.2 million of previous Lennar Financial Services and Lennar Homebuilding goodwill impairment, respectively. At both November 30, 2012 and 2011, goodwill was $34.0 million, all of which relates to the Lennar Financial Services segment and is included in the assets of that segment.
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
During the years ended November 30, 2012, 2011 and 2010, interest incurred by the Company’s homebuilding operations related to homebuilding debt was $222.0 million, $201.4 million and $181.5 million, respectively; interest capitalized into inventories was $127.7 million, $110.8 million and $111.1 million, respectively.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest expense was included in cost of homes sold, cost of land sold and other interest expense as follows:

	Years Ended November 30,
(In thousands)	2012	2011	2010
Interest expense in cost of homes sold	$85,125	70,705	71,473
Interest expense in cost of land sold	1,907	1,615	2,048
Other interest expense	94,353	90,650	70,425
Total interest expense	$181,385	162,970	143,946
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
During the year ended November 30, 2012, the Company concluded that it was more likely than not that the majority of its deferred tax assets would be utilized. This conclusion was based on a detailed evaluation of all relevant evidence, both positive and negative. The positive evidence included factors such as eleven consecutive quarters of earnings, the expectation of continued earnings and evidence of a sustained recovery in the housing markets that the Company operates. Such evidence is supported by the Company experiencing significant increases in key financial indicators, including new orders, revenues, gross margin, backlog, gross margin in backlog and deliveries compared with the prior year. The Company has restructured its corporate and field operations, significantly reducing its cost structure and permitting the Company to generate profits at a lower level of activity. Economic data has also been affirming the housing market recovery. Housing starts, homebuilding volume and prices are increasing and forecasted to continue to increase. Low mortgage rates, affordable home prices, reduced foreclosures, and a favorable home ownership to rental comparison continue to drive the recovery. Lastly, the Company projects to use the majority of its net operating losses in the allowable carryforward periods, and it has no history of net operating losses expiring unutilized.
The Company is required to use judgment in considering the relative impact of negative and positive evidence when determining the need for a valuation allowance for its deferred tax asset. The weight given to the potential effect of negative and positive evidence shall be commensurate with the extent to which it can be objectively verified. The more negative evidence that exists, the more positive evidence is necessary. The most significant direct negative evidence that currently exists is that the Company currently is in a cumulative four-year loss position. However, the Company's cumulative four-year loss is declining significantly as a result of eleven consecutive quarters of profitability and based on the Company's current earnings level the Company will realize a majority of its deferred tax assets.
Based on the analysis of positive and negative evidence, the Company believes that there is enough positive evidence to overcome the Company's current cumulative loss position. Therefore, the Company concluded that it was more likely than not that the Company will realize its deferred tax assets, and reversed the majority of the valuation allowance established against its deferred tax assets during the year ended November 30, 2012.
Accordingly, the Company reversed $491.5 million of its valuation allowance against its deferred tax assets. Based on an analysis utilizing objectively verifiable evidence, it was not more likely than not that certain state net operating loss carryforwards would be utilized. As a result, the Company had a valuation allowance of $88.8 million against its deferred tax assets as of November 30, 2012, which is primarily related to state net operating loss carryforwards. The Company's deferred tax assets, net were $467.6 million at November 30, 2012, of which $474.9 million were deferred tax assets included in Lennar Homebuilding's other assets on the Company's consolidated balance sheets and $7.3 million were deferred tax liabilities

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

included in Lennar Financial Services segment's liabilities on the Company consolidated balance sheets. The valuation allowance against the Company's deferred tax assets was $576.9 million at November 30, 2011. During the year ended November 30, 2011, the Company recorded a reversal of the deferred tax asset valuation allowance of $32.6 million primarily due to net earnings generated during the year. As of November 30, 2011, the Company had no net deferred tax assets.
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

	November 30,
(In thousands)	2012	2011
Warranty reserve, beginning of period	$88,120	109,179
Warranties issued during the period	35,912	26,489
Adjustments to pre-existing warranties from changes in estimates	6,004	7,182
Payments	(45,848)	(54,730)
Warranty reserve, end of period	$84,188	88,120
As of November 30, 2012, the Company has identified approximately 1,010 homes delivered in Florida primarily during its 2006 and 2007 fiscal years that are confirmed to have defective Chinese drywall and resulting damage. This represents a small percentage of homes the Company delivered nationally (1.2%) during those fiscal years. Defective Chinese drywall appears to be an industry-wide issue as other homebuilders have publicly disclosed that they have experienced similar issues with defective Chinese drywall.
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
Through November 30, 2012, the Company has accrued $82.2 million of warranty reserves related to homes confirmed as having defective Chinese drywall, as well as an estimate for homes not yet inspected that may contain Chinese drywall. No additional amount was accrued during the year ended November 30, 2012. As of November 30, 2012 and 2011, the warranty reserve, net of payments, was $2.9 million and $9.1 million, respectively. The Company has received, and continues to seek, reimbursement from its subcontractors, insurers and others for costs the Company has incurred or expects to incur to investigate and repair defective Chinese drywall and resulting damage. During the years ended November 30, 2012 and 2011, the Company received payments of $0.9 million and $6.7 million, respectively, through third party recoveries relative to the costs it has incurred and expects to incur remedying the homes confirmed and estimated to have defective Chinese drywall and resulting damage.
Self-Insurance
Certain insurable risks such as general liability, medical and workers’ compensation are self-insured by the Company up to certain limits. Undiscounted accruals for claims under the Company’s self-insurance program are based on claims filed and estimates for claims incurred but not yet reported. The Company’s self-insurance reserve as of November 30, 2012 and 2011 was $116.5 million and $112.5 million, respectively, of which $76.1 million and $75.4 million, respectively, was included in Lennar Financial Services’ other liabilities in the respective years. Amounts incurred in excess of the Company's self-insurance occurrence or aggregate retention limits are covered by insurance up to the Company's purchased coverage levels. The Company's insurance policies are maintained with highly-rated underwriters for whom the Company believes counterparty default risks is not significant.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
In addition, the Lennar Financial Services segment recognizes the fair value of its rights to service a mortgage loan as revenue upon entering into an interest rate lock loan commitment with a borrower. The fair value of these servicing rights is included in the Company’s loans held-for-sale and Financial Services other assets as of November 30, 2012 and 2011. Fair value of the servicing rights is determined based on values in the Company’s servicing sales contracts. At November 30, 2012 and 2011, loans held-for-sale, all of which were accounted for at fair value, had an aggregate fair value of $502.3 million and $303.8 million, respectively, and an aggregate outstanding principal balance of $479.1 million and $292.2 million, respectively, at November 30, 2012 and 2011.
Substantially all of the loans the Lennar Financial Services segment originates are sold within a short period in the secondary mortgage market on a servicing released, non-recourse basis. After the loans are sold, the Company retains potential liability for possible claims by purchasers that it breached certain limited industry-standard representations and warranties in the loan sale agreement. During recent years there has been an increased industry-wide effort by purchasers to defray their losses in an unfavorable economic environment by purporting to have found inaccuracies related to sellers’ representations and warranties in particular loan sale agreements. The Company’s mortgage operations have established reserves for possible losses associated with mortgage loans previously originated and sold to investors. The Company establishes reserves for such possible losses based upon, among other things, an analysis of repurchase requests received, an estimate of potential repurchase claims not yet received and actual past repurchases and losses through the disposition of affected loans, as well as previous settlements. While the Company believes that it has adequately reserved for known losses and projected repurchase requests, given the volatility in the mortgage industry and the uncertainty regarding the ultimate resolution of these claims, if either actual repurchases or the losses incurred resolving those repurchases exceed the Company’s expectations, additional recourse expense may be incurred. Loan origination liabilities are included in Lennar Financial Services’ liabilities in the consolidated balance sheets. The activity in the Company’s loan origination liabilities was as follows:

	November 30,
(In thousands)	2012	2011
Loan origination liabilities, beginning of year	$6,050	9,872
Provision for losses during the year	1,062	366
Adjustments to pre-existing provisions for losses from changes in estimates	667	823
Payments/settlements (1)	(529)	(5,011)
Loan origination liabilities, end of year	$7,250	6,050

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)
Payments/settlements during the year ended November 30, 2011 include confidential settlements the Company paid to two of its largest investors, which settled all outstanding repurchase demands and certain potential future repurchase demands related to originations sold to them prior to 2009.

Adjustments to pre-existing provision for losses from changes in estimates for the years ended November 30, 2012 and 2011 include an adjustment for additional repurchase requests that were received beyond the estimated provision that was recorded due to an increase in potential issues identified by certain investors.
For Lennar Financial Services loans held-for-investment, net, a loan is deemed impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Interest income is not accrued or recognized on impaired loans unless payment is received. Impaired loans are written-off if and when the loan is no longer secured by collateral. The total unpaid principal balance of the impaired loans as of November 30, 2012 and 2011 was $7.3 million and $8.8 million, respectively. At November 30, 2012, the recorded investment in the impaired loans with a valuation allowance was $2.9 million, net of an allowance of $4.4 million. At November 30, 2011, the recorded investment in the impaired loans with a valuation allowance was $3.7 million, net of an allowance of $5.1 million. The average recorded investment in impaired loans totaled approximately $3.3 million and $4.0 million, respectively, for the years ended November 30, 2012 and 2011.
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

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

treated as a reduction of cash flows expected to be collected and a reduction of contractually required payments such that the nonaccretable difference is not affected.
Nonaccrual Loans- Revenue Recognition & Impairment
At November 30, 2012 and 2011, there were loans receivable with a carrying value of $40.3 million and $73.7 million, respectively, for which interest income was not being recognized as they were classified as nonaccrual. When forecasted principal and interest cannot be reasonably estimated at the loan acquisition date, management classifies the loan as nonaccrual and accounts for these assets in accordance with ASC 310-10, Receivable, (“ASC 310-10”). When a loan is classified as nonaccrual, any subsequent cash receipt is accounted for using the cost recovery method. In accordance with ASC 310-10, a loan is considered impaired when based on current information and events; it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected.
A provision for loan losses is recognized when the recorded investment in the loan is in excess of its fair value. The fair value of the loan is determined by using either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral less estimated costs to sell.
Real Estate Owned
Real estate owned (“REO”) represents real estate that the Rialto segment has taken control or has effective control of in partial or full satisfaction of loans receivable. At the time of acquisition of a property through foreclosure of a loan, REO is recorded at fair value less estimated costs to sell if classified as held-for-sale or at fair value if classified as held-and-used, which becomes the property’s new basis. The fair values of these assets are determined in part by placing reliance on third party appraisals of the properties and/or internally prepared analyses of recent offers or prices on comparable properties in the proximate vicinity. The third party appraisals and internally developed analyses are significantly impacted by the local market economy, market supply and demand, competitive conditions and prices on comparable properties, adjusted for date of sale, location, property size, and other factors. Each REO is unique and is analyzed in the context of the particular market where the property is located. In order to establish the significant assumptions for a particular REO, the Company analyzes historical trends, including trends achieved by the Company's local homebuilding operations, if applicable, and current trends in the market and economy impacting the REO. Using available trend information, the Company then calculates its best estimate of fair value, which can include projected cash flows discounted at a rate the Company believes a market participant would determine to be commensurate with the inherent risks associated with the assets and related estimated cash flow streams. These methods use unobservable inputs to develop fair value for the Company’s REO. Due to the volume and variance of unobservable inputs, resulting from the uniqueness of each of the Company's REO, the Company does not use a standard range of unobservable inputs with respect to its evaluation of REO. However, for operating properties within REO, the Company may also use estimated cash flows multiplied by a capitalization rate to determine the fair value of the property. For the year ended November 30, 2012, the capitalization rates used to estimate fair value ranged from 7% to 12% and varied based on the location of the asset, asset type and occupancy rates for the operating properties.
Changes in economic factors, consumer demand and market conditions, among other things, could materially impact estimates used in the third party appraisals and/or internally prepared analyses of recent offers or prices on comparable properties. Thus, estimates can differ significantly from the amounts ultimately realized by the Rialto segment from disposition of these assets. The amount by which the recorded investment in the loan is less than the REO’s fair value (net of estimated cost to sell if held-for-sale), is recorded as an unrealized gain upon foreclosure in the Company’s consolidated statement of operations. The amount by which the recorded investment in the loan is greater than the REO’s fair value (net of estimated cost to sell if held-for-sale) is generally recorded as a provision for loan losses in the Company’s consolidated statement of operations.
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
Subsequent to obtaining REO via foreclosure or directly from a financial institution, management periodically performs valuations using the methodologies described above such that the real estate is carried at the lower of its cost basis or current fair value, less estimated costs to sell if classified as held-for-sale, or at the lower of its cost basis or current fair value if classified as held-and-used. Any subsequent valuation adjustments, operating expenses or income, and gains and losses on disposition of such properties are also recognized in Rialto Investments other income, net. REO assets classified as held-and-used are depreciated using a useful life of forty years for commercial properties and twenty seven and a half years for

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

residential properties. REO assets classified as held-for-sale are not depreciated. Occasionally an asset will require certain improvements to yield a higher return. In accordance with ASC 970-340-25, Real Estate, construction costs incurred prior to acquisition or during development, including improvements of the asset, may be capitalized.
Consolidations of Variable Interest Entities
In 2010, the Rialto segment acquired indirectly 40% managing member equity interests in two limited liability companies (“LLCs”), in partnership with the FDIC. The Company determined that each of the LLCs met the definition of a VIE and that the Company was the primary beneficiary. In accordance with ASC 810-10-65-2, Consolidations, (“ASC 810-10-65-2”), the Company identified the activities that most significantly impact the LLCs’ economic performance and determined that it has the power to direct those activities. The economic performance of the LLCs is most significantly impacted by the performance of the LLCs’ portfolios of assets, which consisted primarily of distressed residential and commercial mortgage loans. Thus, the activities that most significantly impact the LLCs’ economic performance are the servicing and disposition of mortgage loans and real estate obtained through foreclosure of loans, restructuring of loans, or other planned activities associated with the monetizing of loans.
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
In accordance with ASC 810-10-65-2, the Company determined that it had an obligation to absorb losses of the LLCs that could potentially be significant to the LLCs or the right to receive benefits from the LLCs that could potentially be significant to the LLCs based on the following factors:

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
New Accounting Pronouncements
In May 2011, the FASB issued ASU 2011-4, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, (“ASU 2011-4”). ASU 2011-4 amends ASC 820, Fair Value Measurements, (“ASC 820”), providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-4 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the ASC 820 disclosure requirements, particularly for Level 3 fair value measurements. The Company adopted ASU 2011-04 for its second quarter ended May 31, 2012. The adoption of ASU 2011-4 did not have a material effect on the Company’s consolidated financial statements, but did require certain additional disclosures.
In June 2011, the FASB issued ASU 2011-5, Presentation of Comprehensive Income, (“ASU 2011-5”). ASU 2011-5 requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. ASU 2011-5 will be effective for the Company’s quarter ending February 28, 2013. The adoption of ASU 2011-5 is not expected to have a material effect on the Company’s consolidated financial statements, but will

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

require a change in the presentation of the Company’s comprehensive income from the notes of the consolidated financial statements, where it is currently disclosed, to the face of the consolidated financial statements.
In September 2011, the FASB issued ASU 2011-8, Testing Goodwill for Impairment, (“ASU 2011-8”), which amends the guidance in ASC 350-20, Intangibles – Goodwill and Other – Goodwill. Under ASU 2011-8, entities have the option of performing a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, then entities are required to perform the two-step goodwill impairment test. ASU 2011-8 will be effective for the Company’s fiscal year that began December 1, 2012. The adoption of ASU 2011-8 is not expected to have a material effect on the Company’s consolidated financial statements.
Reclassifications
Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the 2012 presentation. These reclassifications had no impact on the Company’s results of operations.

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
Evaluation of segment performance is based primarily on operating earnings (loss) before income taxes. Operations of the Company’s homebuilding segments primarily include the construction and sale of single-family attached and detached homes, as well as the purchase, development and sale of residential land directly and through the Company’s unconsolidated entities. Operating earnings (loss) for the homebuilding segments consist of revenues generated from the sales of homes and land, equity in loss from unconsolidated entities and other income, net, less the cost of homes sold and land sold, selling, general and administrative expenses and other interest expense of the segment. The Company’s reportable homebuilding segments and all other homebuilding operations not required to be reported separately, have operations located in:
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
Operations of the Rialto segment include sourcing, underwriting, pricing, managing and ultimately monetizing real estate and real estate related assets, as well as providing similar services to others in markets across the country. Rialto’s

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

operating earnings consists of revenues generated primarily from accretable interest income associated with portfolios of real estate loans acquired in partnership with the FDIC and other portfolios of real estate loans and assets acquired, asset management, due diligence and underwriting fees derived from the segment's investment in the real estate investment fund managed by the Rialto segment ("Fund I"), fees for sub-advisory services, other income (expense), net, consisting primarily of gains upon foreclosure of real estate owned (“REO”) and gains on sale of REO, and equity in earnings (loss) from unconsolidated entities, less the costs incurred by the segment for managing portfolios, REO expenses and other general and administrative expenses.
Each reportable segment follows the same accounting policies described in Note 1—“Summary of Significant Accounting Policies” to the consolidated financial statements. Operational results of each segment are not necessarily indicative of the results that would have occurred had the segment been an independent, stand-alone entity during the periods presented.
Financial information relating to the Company’s operations was as follows:

	November 30,
(In thousands)	2012	2011
Assets:
Homebuilding East	$1,565,439	1,312,750
Homebuilding Central	729,300	681,859
Homebuilding West	2,396,515	2,169,503
Homebuilding Southeast Florida	603,360	604,415
Homebuilding Houston	273,605	230,076
Homebuilding Other	724,461	595,615
Rialto Investments (1)	1,647,360	1,897,148
Lennar Financial Services	912,995	739,755
Corporate and unallocated	1,509,171	923,550
Total assets	$10,362,206	9,154,671
Lennar Homebuilding investments in unconsolidated entities:
Homebuilding East	$18,114	15,690
Homebuilding Central	60,007	54,700
Homebuilding West	449,884	446,195
Homebuilding Southeast Florida	28,228	23,066
Homebuilding Houston	2,850	2,996
Homebuilding Other	6,277	3,113
Total Lennar Homebuilding investments in unconsolidated entities	$565,360	545,760
Rialto Investments’ investments in unconsolidated entities	$108,140	124,712
Financial Services goodwill	$34,046	34,046

(1)	Consists primarily of assets of consolidated VIEs (See Note 8).

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years Ended November 30,
(In thousands)	2012	2011	2010
Revenues:
Homebuilding East	$1,299,980	1,020,812	986,978
Homebuilding Central	506,388	365,257	357,732
Homebuilding West	697,289	540,863	683,490
Homebuilding Southeast Florida	367,641	239,608	131,091
Homebuilding Houston	471,623	341,710	365,938
Homebuilding Other	238,311	166,874	180,410
Lennar Financial Services	384,618	255,518	275,786
Rialto Investments	138,856	164,743	92,597
Total revenues (1)	$4,104,706	3,095,385	3,074,022
Operating earnings (loss):
Homebuilding East	$113,997	80,350	99,226
Homebuilding Central (2)	24,827	(31,168)	(25,912)
Homebuilding West (3)	(14,027)	26,050	(5,861)
Homebuilding Southeast Florida (4)	71,057	27,428	21,005
Homebuilding Houston	46,275	17,180	26,030
Homebuilding Other	10,972	(10,796)	(14,428)
Lennar Financial Services	84,782	20,729	31,284
Rialto Investments	11,569	63,457	57,307
Total operating earnings	349,452	193,230	188,651
Corporate general and administrative expenses	127,338	95,256	93,926
Earnings before income taxes	$222,114	97,974	94,725

(1)
Total revenues are net of sales incentives of $388.2 million ($28,300 per home delivered) for the year ended November 30, 2012, $361.7 million ($33,700 per home delivered) for the year ended November 30, 2011 and $356.5 million ($32,800 per home delivered) for the year ended November 30, 2010.

(2)	For the year ended November 30, 2011, operating loss includes $8.4 million of additional expenses associated with remedying pre-existing liabilities of a previously acquired company.

(3)
For the year ended November 30, 2012, operating earnings includes equity in loss from unconsolidated entities related primarily to the Company's share of operating losses of the Company's Lennar Homebuilding unconsolidated entities, which includes $12.1 million of the Company's share of valuation adjustments primarily related to asset sales at Lennar Homebuilding unconsolidated entities. For the year ended November 30, 2011, operating earnings include $37.5 million related to the receipt of a litigation settlement, as well as $15.4 million related to the Company’s share of a gain on debt extinguishment and the recognition of $10.0 million of deferred management fees related to management services previously performed by the Company for one of its Lennar Homebuilding unconsolidated entities (See Note 3).

(4)	For the year ended November 30, 2012, operating earnings include a $15.0 million gain on the sale of an operating property.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Valuation adjustments and write-offs relating to the Company’s operations were as follows:

	Years Ended November 30,
(In thousands)	2012	2011	2010
Valuation adjustments to finished homes, CIP and land on which the Company intends to build homes:
East	$2,449	5,649	6,233
Central	331	13,685	9,205
West	5,229	7,784	7,139
Southeast Florida	3,640	5,621	4,434
Houston	130	520	219
Other	795	2,467	17,487
Total	12,574	35,726	44,717
Valuation adjustments to land the Company intends to sell or has sold to third parties:
East	133	101	120
Central	178	181	2,056
West	1	—	1,166
Southeast Florida	354	—	—
Houston	—	21	32
Other	—	153	62
Total	666	456	3,436
Write-offs of option deposits and pre-acquisition costs:
East	1,820	727	2,705
Central	181	785	—
West	232	172	400
Houston	—	95	—
Other	156	5	—
Total	2,389	1,784	3,105
Company’s share of valuation adjustments related to assets of unconsolidated entities:
East	61	3	229
Central	—	371	4,734
West (1) (2)	12,084	6,000	5,498
Other	—	2,495	—
Total	12,145	8,869	10,461
Valuation adjustments to investments of unconsolidated entities:
East (3)	18	8,412	760
West	—	2,077	975
Total	18	10,489	1,735
Write-offs of other receivables and other assets:
East	1,000	—	—
Central	—	69	—
Other	—	4,806	1,518
Total	1,000	4,875	1,518
Total valuation adjustments and write-offs of option deposits and pre-acquisition costs, other receivables and other assets	$28,792	62,199	64,972

(1)
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

(2)
For the year ended November 30, 2010, a $15.0 million valuation adjustment related to the assets of an unconsolidated entity was not included because it resulted from a linked transaction where there was also a pre-tax gain of $22.7 million related to a debt

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

extinguishment. The net pre-tax gain of $7.7 million from the transaction was included in Lennar Homebuilding equity in loss from unconsolidated entities for the year ended November 30, 2010.

(3)
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

During the year ended November 30, 2012, the Company recorded lower valuation adjustments than during the year ended November 30, 2011. Changes in market conditions and other specific developments may cause the Company to re-evaluate its strategy regarding certain assets that could result in further valuation adjustments and/or additional write-offs of option deposits and pre-acquisition costs due to abandonment of those options contracts.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years Ended November 30,
(In thousands)	2012	2011	2010
Lennar Homebuilding interest expense:
Homebuilding East	$60,026	52,327	48,361
Homebuilding Central	24,765	24,591	19,476
Homebuilding West	49,096	45,747	43,562
Homebuilding Southeast Florida	17,282	14,023	8,369
Homebuilding Houston	13,800	11,609	10,152
Homebuilding Other	16,416	14,673	14,026
Total Lennar Homebuilding interest expense	$181,385	162,970	143,946
Lennar Financial Services interest income, net	$3,697	2,830	1,710
Depreciation and amortization:
Homebuilding East	$6,039	6,458	5,418
Homebuilding Central	2,165	2,490	2,550
Homebuilding West	9,225	7,552	5,853
Homebuilding Southeast Florida	1,889	837	439
Homebuilding Houston	1,692	1,063	951
Homebuilding Other	3,228	2,714	198
Lennar Financial Services	2,863	2,903	3,507
Rialto Investments	6,998	2,707	134
Corporate and unallocated	23,294	14,441	16,560
Total depreciation and amortization	$57,393	41,165	35,610
Net additions (disposals) to operating properties and equipment:
Homebuilding East	$597	(259)	(115)
Homebuilding Central	114	39	83
Homebuilding West	724	7,807	4,006
Homebuilding Southeast Florida	4	38	(784)
Homebuilding Houston	—	—	35
Homebuilding Other	205	353	(941)
Lennar Financial Services	960	1,772	1,774
Rialto Investments	—	174	428
Corporate and unallocated	218	12	576
Total net additions to operating properties and equipment	$2,822	9,936	5,062
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities
Homebuilding East	$542	(518)	(602)
Homebuilding Central	(514)	(922)	(4,727)
Homebuilding West (1)	(25,415)	(57,215)	(6,113)
Homebuilding Southeast Florida	(961)	(1,152)	(269)
Homebuilding Houston	(35)	46	766
Homebuilding Other	(293)	(2,955)	(21)
Total Lennar Homebuilding equity in loss from unconsolidated entities	$(26,676)	(62,716)	(10,966)
Rialto Investments equity in earnings (loss) from unconsolidated entities	$41,483	(7,914)	15,363

(1)
For the year ended November 30, 2011, equity in loss from unconsolidated entities includes a $57.6 million valuation adjustment related to an asset distribution from a Lennar Homebuilding unconsolidated entity that resulted from a linked transaction where there was also a pre-tax gain of $62.3 million related to the distribution of assets of the unconsolidated entity. The pre-tax gain of $62.3 million was included in Lennar Homebuilding other income, net for the year ended November 30, 2011.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Lennar Homebuilding Receivables

	November 30,
(In thousands)	2012	2011
Accounts receivable	$36,482	31,964
Mortgage and notes receivable	12,616	18,066
Income tax receivables	7,479	6,880
	56,577	56,910
Allowance for doubtful accounts	(2,832)	(2,933)
	$53,745	53,977
At November 30, 2012 and 2011, Lennar Homebuilding accounts receivable relates primarily to other receivables and rebates. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for accounts receivable. Mortgages and notes receivable arising from the sale of land are generally collateralized by the property sold to the buyer. Allowances are maintained for potential credit losses based on historical experience, present economic conditions and other factors considered relevant by the Company.

4. Lennar Homebuilding Investments in Unconsolidated Entities
Summarized condensed financial information on a combined 100% basis related to Lennar Homebuilding’s unconsolidated entities that are accounted for by the equity method was as follows:
Statements of Operations

	Years Ended November 30,
(In thousands)	2012	2011	2010
Revenues	$353,902	301,843	236,752
Costs and expenses	418,934	451,272	378,997
Other income	10,515	123,007	—
Net loss of unconsolidated entities (1)	$(54,517)	(26,422)	(142,245)
Lennar Homebuilding equity in loss from unconsolidated entities (2)	$(26,676)	(62,716)	(10,966)

(1)
The net loss of unconsolidated entities for the year ended November 30, 2010 was primarily related to valuation adjustments and operating losses recorded by the unconsolidated entities. The Company’s exposure to such losses was significantly lower as a result of its small ownership interests in the respective unconsolidated entities or its previous valuation adjustments recorded to its investments in unconsolidated entities.

(2)
For the year ended November 30, 2012, Lennar Homebuilding equity in loss includes $12.1 million of valuation adjustments related to asset sales at Lennar Homebuilding's unconsolidated entities. For the year ended November 30, 2011, Lennar Homebuilding equity in loss includes a $57.6 million valuation adjustment related to an asset distribution from a Lennar Homebuilding unconsolidated entity that resulted from a linked transaction where there was also a pre-tax gain of $62.3 million included in Lennar Homebuilding other income, net, related to the distribution of assets of the unconsolidated entity. In addition, for the year ended November 30, 2011, Lennar Homebuilding equity in loss from unconsolidated entities includes $8.9 million of valuation adjustments related to the assets of Lennar Homebuilding unconsolidated entities, offset by a $15.4 million gain related to the Company’s share of a $123.0 million gain on debt extinguishment at a Lennar Homebuilding unconsolidated entity. For the year ended November 30, 2010, the Company recorded a net pre-tax gain of $7.7 million from a transaction related to one of the Lennar Homebuilding unconsolidated entities. In addition, for the year ended November 30, 2010, Lennar Homebuilding equity in loss from unconsolidated entities includes $10.5 million of valuation adjustments related to the assets of Lennar Homebuilding unconsolidated entities.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Balance Sheets

	November 30,
(In thousands)	2012	2011
Assets:
Cash and cash equivalents	$157,340	90,584
Inventories	2,792,064	2,895,241
Other assets	250,940	277,152
	$3,200,344	3,262,977
Liabilities and equity:
Account payable and other liabilities	$310,496	246,384
Debt	759,803	960,627
Equity	2,130,045	2,055,966
	$3,200,344	3,262,977
As of November 30, 2012 and 2011, the Company’s recorded investments in Lennar Homebuilding unconsolidated entities were $565.4 million and $545.8 million, respectively, while the underlying equity in Lennar Homebuilding unconsolidated entities partners’ net assets as of November 30, 2012 and 2011 was $681.6 million and $628.1 million, respectively. The basis difference is primarily as a result of the Company buying at a discount a partner's equity in a Lennar Homebuilding unconsolidated entity.
The Company’s partners generally are unrelated homebuilders, land owners/developers and financial or other strategic partners. The unconsolidated entities follow accounting principles that are in all material respects the same as those used by the Company. The Company shares in the profits and losses of these unconsolidated entities generally in accordance with its ownership interests. In many instances, the Company is appointed as the day-to-day manager under the direction of a management committee that has shared powers amongst the partners of the unconsolidated entities and receives management fees and/or reimbursement of expenses for performing this function. During the years ended November 30, 2012, 2011 and 2010, the Company received management fees and reimbursement of expenses from the unconsolidated entities totaling $21.0 million, $33.8 million and $21.0 million, respectively.
During 2011, a Lennar Homebuilding unconsolidated entity was restructured. As part of the restructuring, the development management agreement (the “Agreement”) between the Company and the unconsolidated entity was terminated and a general release agreement was executed whereby the Company was released from any and all obligations, except any future potential third-party claims, associated with the Agreement. As a result of the restructuring, the termination of the Agreement and the execution of the general release agreement, the Company recognized $10.0 million of deferred management fees related to management services previously performed by the Company prior to November 30, 2010. The Company is not providing any other services to the unconsolidated entity associated with the deferred management fees recognized.
The Company and/or its partners sometimes obtain options or enter into other arrangements under which the Company can purchase portions of the land held by the unconsolidated entities. Option prices are generally negotiated prices that approximate fair value when the Company receives the options. During the years ended November 30, 2012, 2011 and 2010, $130.3 million, $112.8 million and $86.3 million, respectively, of the unconsolidated entities’ revenues were from land sales to the Company. The Company does not include in its Lennar Homebuilding equity in loss from unconsolidated entities its pro rata share of unconsolidated entities’ earnings resulting from land sales to its homebuilding divisions. Instead, the Company accounts for those earnings as a reduction of the cost of purchasing the land from the unconsolidated entities. This in effect defers recognition of the Company’s share of the unconsolidated entities’ earnings related to these sales until the Company delivers a home and title passes to a third-party homebuyer.
In fiscal 2007, the Company sold a portfolio of land to a strategic land investment venture with Morgan Stanley Real Estate Fund II, L.P., an affiliate of Morgan Stanley & Co., Inc., in which the Company has a 20% ownership interest and 50% voting rights. Due to the Company’s continuing involvement, the transaction did not qualify as a sale by the Company under GAAP; thus, the inventory has remained on the Company’s consolidated balance sheet in consolidated inventory not owned. As of November 30, 2012 and 2011, the portfolio of land (including land development costs) of $264.9 million and $372.0 million, respectively, is reflected as inventory in the summarized condensed financial information related to Lennar Homebuilding’s unconsolidated entities.

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
The summary of the Company’s net recourse exposure related to the Lennar Homebuilding unconsolidated entities in which the Company has investments was as follows:

	November 30,
(In thousands)	2012	2011
Several recourse debt - repayment	$48,020	62,408
Joint and several recourse debt - repayment	18,695	46,292
The Company’s maximum recourse exposure	66,715	108,700
Less: joint and several reimbursement agreements with the Company’s partners	(16,826)	(33,795)
The Company’s net recourse exposure	$49,889	74,905
During the year ended November 30, 2012, the Company's maximum recourse exposure related to indebtedness of Lennar Homebuilding unconsolidated entities decreased by $42.0 million, as a result of $15.4 million paid by the Company primarily through capital contributions to unconsolidated entities and $30.2 million primarily related to the joint ventures selling assets and other transactions, partially offset by an increase in recourse debt related to a joint venture.
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

	November 30,
(In thousands)	2012	2011
Assets	$1,843,163	1,865,144
Liabilities	$765,295	815,815
Equity	$1,077,868	1,049,329
In addition, in most instances in which the Company has guaranteed debt of a Lennar Homebuilding unconsolidated entity, the Company’s partners have also guaranteed that debt and are required to contribute their share of the guarantee payments. Some of the Company’s guarantees are repayment guarantees and some are maintenance guarantees. In a repayment guarantee, the Company and its venture partners guarantee repayment of a portion or all of the debt in the event of default

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

before the lender would have to exercise its rights against the collateral. In the event of default, if the Company’s venture partner does not have adequate financial resources to meet its obligations under the reimbursement agreement, the Company may be liable for more than its proportionate share, up to its maximum recourse exposure, which is the full amount covered by the joint and several guarantee. The maintenance guarantees only apply if the value or the collateral (generally land and improvements) is less than a specified percentage of the loan balance. If the Company is required to make a payment under a maintenance guarantee to bring the value of the collateral above the specified percentage of the remaining loan balance, the payment would constitute a capital contribution or loan to the Lennar Homebuilding unconsolidated entity and increase the Company’s investment in the unconsolidated entity and its share of any funds the unconsolidated entity distributes. As of November 30, 2012, the Company does not have any maintenance guarantees related to its Lennar Homebuilding unconsolidated entities.
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
During the year ended November 30, 2012, there were other loan paydowns relating to recourse debt of $5.7 million. During the year ended November 30, 2011, there were: (1) payments of $1.7 million under the Company’s maintenance guarantees, and (2) other loan paydowns of $16.3 million, a portion of which related to amounts paid under the Company’s repayment guarantees. During the years ended November 30, 2012 and 2011, there were no payments under completion guarantees. Payments made to, or on behalf of, the Company’s unconsolidated entities, including payment made under guarantees, are recorded primarily as capital contributions to the Company’s Lennar Homebuilding unconsolidated entities.
As of November 30, 2012, the fair values of the repayment guarantees and completion guarantees were not material. The Company believes that as of November 30, 2012, in the event it becomes legally obligated to perform under a guarantee of the obligation of a Lennar Homebuilding unconsolidated entity due to a triggering event under a guarantee, most of the time the collateral should be sufficient to repay at least a significant portion of the obligation or the Company and its partners would contribute additional capital into the venture. In certain instances, the Company has placed performance letters of credit and surety bonds with municipalities for its joint ventures (see Note 6).
The total debt of the Lennar Homebuilding unconsolidated entities in which the Company has investments was as follows:

	November 30,
(Dollars In thousands)	2012	2011
The Company’s net recourse exposure	$49,889	74,905
Reimbursement agreements from partners	16,826	33,795
The Company’s maximum recourse exposure	$66,715	108,700
Non-recourse bank debt and other debt (partner’s share of several recourse)	$114,900	149,937
Non-recourse land seller debt or other debt	26,340	26,391
Non-recourse debt with completion guarantees	458,418	441,770
Non-recourse debt without completion guarantees	93,430	233,829
Non-recourse debt to the Company	693,088	851,927
Total debt	$759,803	960,627
The Company’s maximum recourse exposure as a % of total JV debt	9%	11%

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Operating Properties and Equipment

	November 30,
(In thousands)	2012	2011
Operating properties (1)	$333,577	338,743
Leasehold improvements	29,363	27,143
Furniture, fixtures and equipment	29,671	30,154
	392,611	396,040
Accumulated depreciation and amortization	(78,990)	(76,795)
	$313,621	319,245

(1)	Operating properties primarily include multi-level residential buildings that have been converted to rental operations.
Operating properties and equipment are included in other assets in the consolidated balance sheets.

6. Lennar Homebuilding Senior Notes and Other Debts Payable

	November 30,
(Dollars in thousands)	2012	2011
5.95% senior notes due 2013	$62,932	266,855
5.50% senior notes due 2014	249,294	248,967
5.60% senior notes due 2015	500,769	500,999
6.50% senior notes due 2016	249,851	249,819
4.75% senior notes due 2017	400,000	—
12.25% senior notes due 2017	394,457	393,700
6.95% senior notes due 2018	247,873	247,598
2.00% convertible senior notes due 2020	276,500	276,500
2.75% convertible senior notes due 2020	401,787	388,417
3.25% convertible senior notes due 2021	400,000	350,000
4.750% senior notes due 2022	350,000	—
Mortgages notes on land and other debt	471,588	439,904
	$4,005,051	3,362,759
In 2012, the Company entered into a 3-year unsecured revolving credit facility (the "Credit Facility") with certain financial institutions that expires in May 2015. As of November 30, 2012, the maximum aggregate commitment under the Credit Facility was $525 million, of which $500 million is committed and $25 million is available through an accordion feature, subject to additional commitments. As of November 30, 2012, the Company had no outstanding borrowings under the Credit Facility. At November 30, 2012, the Company had a $150 million Letter of Credit and Reimbursement Agreement (“LC Agreement”) with certain financial institutions, which may be increased to $200 million, but for which there are currently no commitments for the additional $50 million. At November 30, 2012, the Company also had a $50 million Letter of Credit and Reimbursement Agreement with certain financial institutions that has a $50 million accordion for which there are currently no commitments and the Company also has a $200 million Letter of Credit Facility with a financial institution. The Company believes it was in compliance with its debt covenants at November 30, 2012.
The Company’s performance letters of credit outstanding were $107.5 million and $68.0 million, respectively, at November 30, 2012 and 2011. The Company’s financial letters of credit outstanding were $204.7 million and $199.3 million, respectively, at November 30, 2012 and 2011. Performance letters of credit are generally posted with regulatory bodies to guarantee the Company’s performance of certain development and construction activities, and financial letters of credit are generally posted in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral. Additionally, at November 30, 2012, the Company had outstanding performance and surety bonds related to site improvements at various projects (including certain projects in the Company’s joint ventures) of $606.5 million. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all development and construction activities are completed. As of November 30, 2012, there were approximately

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$347.8 million, or 57%, of costs to complete related to these site improvements. The Company does not presently anticipate any draws upon these bonds, but if any such draws occur, the Company does not believe they would have a material effect on its financial position, results of operations or cash flows.
In October 2012, the Company issued $350 million aggregate principal amount of 4.750% senior notes due 2022 (the "4.750% Senior Notes") at a price of 100% in a private placement. Proceeds from the offering, after payment of expenses, were $346.0 million. The Company used the net proceeds of the sale of the 4.750% Senior Notes for working capital and general corporate purposes. Interest on the 4.750% Senior Notes is due semi-annually beginning May 15, 2013. The 4.750% Senior Notes are unsecured and unsubordinated, but are guaranteed by substantially all of the Company's wholly owned homebuilding subsidiaries. At November 30, 2012, the carrying amount of the 4.750% Senior Notes was $350.0 million.
In July and August 2012, the Company issued a combined $400 million aggregate principal amount of 4.75% senior notes due 2017 (the "4.75% Senior Notes") at a price of 100% in a private placement. Proceeds from the offering, after payment of expenses, were $395.9 million. The Company used a portion of the net proceeds of the sale of the 4.75% Senior Notes to fund purchases pursuant to its tender offer for its 5.95% senior notes due 2013 ("5.95% Senior Notes"). The Company used the remaining net proceeds of the sale of the 4.75% Senior Notes for working capital and general corporate purposes. Interest on the 4.75% Senior Notes is due semi-annually beginning October 15, 2012. The 4.75% Senior Notes are unsecured and unsubordinated, but are guaranteed by substantially all of the Company's wholly owned homebuilding subsidiaries. At November 30, 2012, the carrying amount of the 4.75% Senior Notes was $400.0 million.
In November 2011, the Company issued $350 million aggregate principal amount of 3.25% convertible senior notes due 2021 (the "3.25% Convertible Senior Notes"). In December 2011, the initial purchasers of the 3.25% Convertible Senior Notes purchased an additional $50.0 million aggregate principal amount to cover over-allotments. Proceeds from the offerings, after payment of expenses, were $342.6 million and $49.0 million, respectively. At November 30, 2012 and 2011, the carrying and principal amount of the 3.25% Convertible Senior Notes was $400.0 million and $350.0 million, respectively. The 3.25% Convertible Senior Notes are convertible into shares of Class A common stock at any time prior to maturity or redemption at the initial conversion rate of 42.5555 shares of Class A common stock per $1,000 principal amount of the 3.25% Convertible Senior Notes or 17,022,200 Class A common shares if all the 3.25% Convertible Senior Notes are converted, which is equivalent to an initial conversion price of approximately $23.50 per share of Class A common stock, subject to anti-dilution adjustments. The shares are included in the calculation of diluted earnings per share. Holders of the 3.25% Convertible Senior Notes have the right to require the Company to repurchase them for cash equal to 100% of their principal amount, plus accrued but unpaid interest on November 15, 2016. The Company has the right to redeem the 3.25% Convertible Senior Notes at any time on or after November 20, 2016 for 100% of their principal amount, plus accrued but unpaid interest. Interest on the 3.25% Convertible Senior Notes is due semi-annually beginning May 15, 2012. The 3.25% Convertible Senior Notes are unsecured and unsubordinated, but are guaranteed by substantially all of the Company’s wholly-owned homebuilding subsidiaries.
In November 2010, the Company issued $446 million of 2.75% convertible senior notes due 2020 (the “2.75% Convertible Senior Notes”) at a price of 100% in a private placement. Proceeds from the offering, after payment of expenses, were $436.4 million. The net proceeds were used for general corporate purposes, including repayments or repurchases of existing senior notes or other indebtedness. The 2.75% Convertible Senior Notes are convertible into cash, shares of Class A common stock or a combination of both, at the Company’s election. However, it is the Company’s intent to settle the face value of the 2.75% Convertible Senior Notes in cash. Holders may convert the 2.75% Convertible Senior Notes at the initial conversion rate of 45.1794 shares of Class A common stock per $1,000 principal amount or 20,150,012 Class A common shares if all the 2.75% Convertible Senior Notes are converted, which is equivalent to an initial conversion price of approximately $22.13 per share of Class A common stock, subject to anti-dilution adjustments. For the year ended November 30, 2011, the shares were not included in the calculation of diluted earnings per share primarily because it is the Company’s intent to settle the face value of the 2.75% Convertible Senior Notes in cash and the Company’s stock price did not exceed the conversion price. For the year ended November 30, 2012, the Company's volume weighted average stock price was $28.12, which exceeded the conversion price, thus 4.0 million shares were included in the calculation of diluted earnings per share.
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

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Certain provisions under ASC Topic 470, Debt, require the issuer of certain convertible debt instruments that may be settled in cash on conversion to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. The Company has applied these provisions to its 2.75% Convertible Senior Notes. The Company estimated the fair value of the 2.75% Convertible Senior Notes using similar debt instruments at issuance that did not have a conversion feature and allocated the residual value to an equity component that represents the estimated fair value of the conversion feature at issuance. The debt discount of the 2.75% Convertible Senior Notes is being amortized over five years and the annual effective interest rate is 7.1% after giving effect to the amortization of the discount and deferred financing costs. At both November 30, 2012 and 2011, the principal amount of the 2.75% Convertible Senior Notes was $446.0 million. At November 30, 2012 and 2011, the carrying amount of the equity component included in stockholders’ equity was $44.2 million and $57.6 million, respectively, and the net carrying amount of the 2.75% Convertible Senior Notes included in Lennar Homebuilding senior notes and other debts payable was $401.8 million and $388.4 million, respectively. During the years ended November 30, 2012 and 2011, the amount of interest recognized relating to both the contractual interest and amortization of the discount was $25.6 million and $24.8 million, respectively.
In May 2010, the Company issued $250 million of 6.95% senior notes due 2018 (the “6.95% Senior Notes”) at a price of 98.929% in a private placement. Proceeds from the offering, after payment of initial purchaser’s discount and expenses, were $243.9 million. The Company used the net proceeds of the sale of the 6.95% Senior Notes to fund purchases pursuant to its tender offer for its 5.125% senior notes due October 2010, its 5.95% senior notes due 2011 and its 5.95% senior notes due 2013. Interest on the 6.95% Senior Notes is due semi-annually beginning December 1, 2010. The 6.95% Senior Notes are unsecured and unsubordinated, but are currently guaranteed by substantially all of the Company’s wholly-owned homebuilding subsidiaries. Subsequently, most of the privately placed 6.95% Senior Notes were exchanged for substantially identical 6.95% senior notes that had been registered under the Securities Act of 1933. At November 30, 2012 and 2011, the carrying amount of the 6.95% Senior Notes was $247.9 million and $247.6 million, respectively.
In May 2010, the Company issued $276.5 million of 2.00% convertible senior notes due 2020 (the “2.00% Convertible Senior Notes”) at a price of 100% in a private placement. Proceeds from the offering, after payment of expenses, were $271.2 million. The net proceeds were to be used for general corporate purposes, including repayments or repurchases of existing senior notes or other indebtedness. The 2.00% Convertible Senior Notes are convertible into shares of Class A common stock at the initial conversion rate of 36.1827 shares of Class A common stock per $1,000 principal amount of the 2.00% Convertible Senior Notes or 10,004,517 Class A common shares if all the 2.00% Convertible Senior Notes are converted, which is equivalent to an initial conversion price of approximately $27.64 per share of Class A common stock, subject to anti-dilution adjustments. The shares are included in the calculation of diluted earnings per share. Holders of the 2.00% Convertible Senior Notes have the right to require the Company to repurchase them for cash equal to 100% of their principal amount, plus accrued but unpaid interest, on each of December 1, 2013 and December 1, 2015. The Company has the right to redeem the 2.00% Convertible Senior Notes at any time on or after December 1, 2013 for 100% of their principal amount, plus accrued but unpaid interest. Interest on the 2.00% Convertible Senior Notes is due semi-annually beginning December 1, 2010. The 2.00% Convertible Senior Notes are unsecured and unsubordinated, but are currently guaranteed by substantially all of the Company’s wholly-owned homebuilding subsidiaries. At both November 30, 2012 and 2011, the carrying amount of the 2.00% Convertible Senior Notes was $276.5 million.
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
In April 2009, the Company sold $400 million of 12.25% senior notes due 2017 (the “12.25% Senior Notes”) at a price of 98.098% in a private placement and were subsequently exchanged for substantially identical 12.25% Senior Notes that had been registered under the Securities Act of 1933. Proceeds from the offering, after payment of initial purchaser’s discount

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and expenses, were $386.7 million. The Company added the proceeds to its working capital to be used for general corporate purposes, which included the repayment or repurchase of its near-term maturities or of debt of its joint ventures that it has guaranteed. Interest on the 12.25% Senior Notes is due semi-annually. The 12.25% Senior Notes are unsecured and unsubordinated, but are currently guaranteed by substantially all of the Company’s wholly-owned homebuilding subsidiaries. At November 30, 2012 and 2011, the carrying amount of the 12.25% Senior Notes was $394.5 million and $393.7 million, respectively.
In April 2006, the Company sold $250 million of 5.95% senior notes due October 2011 (the “5.95% Senior Notes due 2011") at a price of 99.766% in a private placement and were subsequently exchanged for substantially identical 5.95% Senior Notes due 2011 that had been registered under the Securities Act of 1933. During the years ended November 30, 2010 and 2009, the Company redeemed $131.8 million (including amount redeemed through the tender offer) and $5.0 million, respectively, of the 5.95% senior notes due 2011. In October 2011, the Company retired the remaining $113.2 million of its 5.95% senior notes due 2011 for 100% of the outstanding principal amount plus accrued and unpaid interest as of the maturity date.
In April 2006, the Company sold $250 million of 6.50% senior notes due 2016 (the “6.50% Senior Notes due 2016”) at a price of 99.873%, in a private placement and were subsequently exchanged for identical 6.50% Senior Notes due 2016 that had been registered under the Securities Act of 1933. Proceeds from the offering of the 6.50% Senior Notes due 2016, after initial purchaser’s discount and expenses, were $248.9 million. The Company added the proceeds to its working capital to be used for general corporate purposes. Interest on the 6.50% Senior Notes due 2016 is due semi-annually. The 6.50% Senior Notes due 2016 are unsecured and unsubordinated, but are currently guaranteed by substantially all of the Company’s wholly-owned homebuilding subsidiaries. At November 30, 2012 and 2011, the carrying amount of the 6.50% Senior Notes due 2016 was $249.9 million and $249.8 million, respectively.
In April 2005, the Company sold $300 million of 5.60% Senior Notes due 2015 (the “5.60% Senior Notes”) at a price of 99.771%. Proceeds from the offering, after initial purchaser’s discount and expenses, were $297.5 million. In July 2005, the Company sold $200 million of 5.60% Senior Notes due 2015 at a price of 101.407%. The 5.60% Senior Notes were the same issue as the 5.60% Senior Notes the Company sold in April 2005. Proceeds from the offering, after initial purchaser’s discount and expenses, were $203.9 million. The Company added the proceeds of both offerings to its working capital to be used for general corporate purposes. Interest on the 5.60% Senior Notes is due semi-annually. The 5.60% Senior Notes are unsecured and unsubordinated. Currently, substantially all of the Company’s wholly-owned homebuilding subsidiaries are guaranteeing the 5.60% Senior Notes. The 5.60% Senior Notes were subsequently exchanged for identical 5.60% Senior Notes that had been registered under the Securities Act of 1933. At November 30, 2012 and 2011, the carrying amount of the 5.60% Senior Notes sold in April and July 2005 was $500.8 million and $501.0 million, respectively.
In August 2004, the Company sold $250 million of 5.50% senior notes due 2014 (the “5.50% Senior Notes”) at a price of 98.842% in a private placement. Proceeds from the offering, after initial purchaser’s discount and expenses, were $245.5 million. The Company used the proceeds to repay borrowings under its Credit Facility. Interest on the 5.50% Senior Notes is due semi-annually. The 5.50% Senior Notes are unsecured and unsubordinated. Currently, substantially all of the Company’s wholly-owned homebuilding subsidiaries are guaranteeing the 5.50% Senior Notes. At November 30, 2012 and 2011, the carrying value of the 5.50% Senior Notes was $249.3 million and $249.0 million, respectively.
In February 2003, the Company issued $350 million of 5.95% senior notes due 2013 (the “5.95% Senior Notes”) at a price of 98.287%. Currently, substantially all of the Company’s wholly-owned homebuilding subsidiaries are guaranteeing the 5.95% Senior Notes. During the year ended November 30, 2012, the Company repurchased $204.7 million aggregate principal amount of its 5.95% Senior Notes through a tender offer, resulting in a pre-tax loss of $6.5 million, included in Lennar Homebuilding other income, net. During the year ended November 30, 2010, the Company redeemed $82.3 million (including amount redeemed through the tender offer) of the 5.95% Senior Notes due 2013. At November 30, 2012 and 2011, the carrying amount of the 5.95% Senior Notes was $62.9 million and $266.9 million, respectively.
At November 30, 2012, the Company had mortgage notes on land and other debt due at various dates through 2028 bearing interest at rates up to 9.0% with an average interest rate of 3.9%. At November 30, 2012 and 2011, the carrying amount of the mortgage notes on land and other debt was $471.6 million and $439.9 million, respectively. During the year ended November 30, 2012, the Company retired $97.9 million of mortgage notes on land and other debt. During the year ended November 30, 2011, the Company retired $135.7 million of mortgage notes on land and other debt.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The minimum aggregate principal maturities of senior notes and other debts payable during the five years subsequent to November 30, 2012 and thereafter are as follows:

(In thousands)	Debt Maturities (1)
2013	$224,595
2014	353,869
2015	593,420
2016	317,011
2017	405,207
Thereafter	2,110,949
(1) Some of the debt maturities included in these amounts relate to convertible senior notes that are putable to the Company at earlier dates than in this table, as described in the detail description of each of the convertible senior notes.

7. Lennar Financial Services Segment
The assets and liabilities related to the Lennar Financial Services segment were as follows:

	November 30,
(In thousands)	2012	2011
Assets:
Cash and cash equivalents	$58,566	55,454
Restricted cash	12,972	16,319
Receivables, net (1)	172,230	220,546
Loans held-for-sale (2)	502,318	303,780
Loans held-for-investment, net	23,982	24,262
Investments held-to-maturity	63,924	48,860
Goodwill	34,046	34,046
Other (3)	44,957	36,488
	$912,995	739,755
Liabilities:
Notes and other debts payable	$457,994	410,134
Other (4)	172,978	152,601
	$630,972	562,735

(1)	Receivables, net, primarily relate to loans sold to investors for which the Company had not yet been paid as of November 30, 2012 and 2011, respectively.

(2)	Loans held-for-sale relate to unsold loans carried at fair value.

(3)	Other assets include mortgage loan commitments carried at fair value of $12.7 million and $4.2 million, respectively, as of November 30, 2012 and 2011.

(4)
Other liabilities include $76.1 million and $75.4 million, respectively, of certain of the Company’s self-insurance reserves related to general liability and workers’ compensation. Other liabilities also include forward contracts carried at fair value of $2.6 million and $1.4 million as of November 30, 2012 and 2011.

At November 30, 2012, the Lennar Financial Services segment had a 364-day warehouse repurchase facility with a maximum aggregate commitment of $150 million and an additional uncommitted amount of $50 million that matures in February 2013, a 364-day warehouse repurchase facility with a maximum aggregate commitment of $250 million that matures in July 2013, and a 364-day warehouse repurchase facility with a maximum aggregate commitment of $150 million (plus a $100 million temporary accordion feature that expired December 31, 2012) and a 364-day warehouse facility with a maximum aggregate commitment of $60 million, both of which mature in November 2013. As of November 30, 2012, the maximum aggregate commitment and uncommitted amount under these facilities totaled $710 million and $50 million, respectively.
The Lennar Financial Services segment uses these facilities to finance its lending activities until the mortgage loans are sold to investors and expects the facilities to be renewed or replaced with other facilities when they mature. Borrowings

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

under the facilities and their prior year predecessors were $458.0 million and $410.1 million, respectively, at November 30, 2012 and 2011, and were collateralized by mortgage loans and receivables on loans sold to investors but not yet paid for with outstanding principal balances of $509.1 million and $431.6 million, respectively, at November 30, 2012 and 2011. The combined effective interest rate on the facilities at November 30, 2012 was 2.9%. If the facilities are not renewed, the borrowings under the lines of credit will be paid off by selling the mortgage loans held-for-sale to investors and by collecting on receivables on loans sold but not yet paid. Without the facilities, the Lennar Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities.

8. Rialto Investment Segment
The assets and liabilities related to the Rialto segment were as follows:

	November 30,
(In thousands)	2012	2011
Assets:
Cash and cash equivalents	$105,310	83,938
Defeasance cash to retire notes payable	223,813	219,386
Loans receivable, net	436,535	713,354
Real estate owned - held-for-sale	134,161	143,677
Real estate owned - held-and-used, net	601,022	582,111
Investments in unconsolidated entities	108,140	124,712
Investments held-to-maturity	15,012	14,096
Other	23,367	15,874
	$1,647,360	1,897,148
Liabilities:
Notes payable	$574,480	765,541
Other	26,122	30,579
	$600,602	796,120
Rialto’s operating earnings were as follows for the periods indicated:

	Years Ended November 30,
(In thousands)	2012	2011	2010
Revenues	$138,856	164,743	92,597
Costs and expenses	138,990	132,583	67,904
Rialto Investments equity in earnings (loss) from unconsolidated entities	41,483	(7,914)	15,363
Rialto Investments other income (expense), net	(29,780)	39,211	17,251
Operating earnings (1)	$11,569	63,457	57,307

(1)
Operating earnings for the years ended November 30, 2012, 2011 and 2010 includes ($14.4) million, $28.9 million and $33.2 million, respectively, of net earnings (loss) attributable to noncontrolling interests.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a detail of Rialto Investments other income (expense), net for the periods indicated:

	Years Ended November 30,
(In thousands)	2012	2011	2010
Realized gains (losses) on REO sales	$21,649	6,035	2,893
Unrealized gains (losses) on transfer of loans receivable to REO	(11,160)	70,779	18,089
REO expenses	(56,745)	(49,531)	(3,902)
Rental income	16,476	7,185	171
Gain on sale of investment securities	—	4,743	—
Rialto Investments other income (expense), net	$(29,780)	39,211	17,251
Loans Receivable
In February 2010, the Rialto segment acquired indirectly 40% managing member equity interests in two limited liability companies (“LLCs”), in partnership with the FDIC, for approximately $243 million (net of transaction costs and a $22 million working capital reserve). The LLCs hold performing and non-performing loans formerly owned by 22 failed financial institutions and when the Rialto segment acquired its interests in the LLCs, the two portfolios consisted of approximately 5,500 distressed residential and commercial real estate loans (“FDIC Portfolios”). The FDIC retained a 60% equity interest in the LLCs and provided $626.9 million of financing with 0% interest, which are non-recourse to the Company and the LLCs. In accordance with GAAP, interest has not been imputed because the notes are with, and guaranteed by, a governmental agency. The notes are secured by the loans held by the LLCs. Additionally, if the LLCs exceed expectations and meet certain internal rate of return and distribution thresholds, the Company’s equity interest in the LLCs could be reduced from 40% down to 30%, with a corresponding increase to the FDIC’s equity interest from 60% up to 70%. As of November 30, 2012 and 2011, the notes payable balance was $470.0 million and $626.9 million, respectively; however, as of November 30, 2012 and 2011, $223.8 million and $219.4 million, respectively, of cash collections on loans in excess of expenses were deposited in a defeasance account, established for the repayment of the notes payable, under the agreement with the FDIC. The funds in the defeasance account will be used to retire the notes payable upon their maturity. During the year ended November 30, 2012, the LLCs retired $156.9 million principal amount of the notes payable under the agreement with the FDIC through the defeasance account.
The LLCs met the accounting definition of VIEs and since the Company was determined to be the primary beneficiary, the Company consolidated the LLCs. The Company was determined to be the primary beneficiary because it has the power to direct the activities of the LLCs that most significantly impact the LLCs’ performance through its management and servicer contracts. At November 30, 2012, these consolidated LLCs had total combined assets and liabilities of $1.2 billion and $0.5 billion, respectively. At November 30, 2011, these consolidated LLCs had total combined assets and liabilities of $1.4 billion and $0.7 billion, respectively.
In September 2010, the Rialto segment acquired approximately 400 distressed residential and commercial real estate loans (“Bank Portfolios”) and over 300 REO properties from three financial institutions. The Company paid $310.0 million for the distressed real estate and real estate related assets of which $124 million was financed through a 5-year senior unsecured note provided by one of the selling institutions. During the year ended November 30, 2012, the Company retired $33.0 million principal amount of the 5-year senior unsecured note.
The following table displays the loans receivable by aggregate collateral type:

	November 30,
(In thousands)	2012	2011
Land	$216,095	348,234
Single family homes	93,207	152,265
Commercial properties	96,226	172,799
Multi-family homes	12,776	28,108
Other	18,231	11,948
Loans receivable	$436,535	713,354

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

With regards to loans accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, (“ASC 310-30”), the Rialto segment estimated the cash flows, at acquisition, it expected to collect on the FDIC Portfolios and Bank Portfolios. In accordance with ASC 310-30, the difference between the contractually required payments and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference. This difference is neither accreted into income nor recorded on the Company’s consolidated balance sheets. The excess of cash flows expected to be collected over the cost of the loans acquired is referred to as the accretable yield and is recognized in interest income over the remaining life of the loans using the effective yield method.
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
The outstanding balance and carrying value of loans accounted for under ASC 310-30 was as follows:

	November 30,
(In thousands)	2012	2011
Outstanding principal balance	$812,187	1,331,094
Carrying value	$396,200	639,642
The activity in the accretable yield for the FDIC Portfolios and Bank Portfolios for the years ended November 30, 2012 and 2011 was as follows:

	November 30,
(In thousands)	2012	2011
Accretable yield, beginning of year	$209,480	396,311
Additions	65,151	16,173
Deletions	(88,333)	(92,416)
Accretions	(73,399)	(110,588)
Accretable yield, end of year	$112,899	209,480
Additions primarily represent reclasses from nonaccretable yield to accretable yield on the portfolios. Deletions represent loan impairments and disposal of loans, which includes foreclosure of underlying collateral and result in the removal of the loans from the accretable yield portfolios.
When forecasted principal and interest cannot be reasonably estimated at the loan acquisition date, management classifies the loan as nonaccrual and accounts for these assets in accordance with ASC 310-10, Receivables (“ASC 310-10”). When a loan is classified as nonaccrual, any subsequent cash receipt is accounted for using the cost recovery method. In accordance with ASC 310-10, a loan is considered impaired when based on current information and events it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. Although these loans met the definition of ASC 310-10, these loans were not considered impaired relative to the Company’s recorded investment at the time of the acquisition since they were acquired at a substantial discount to their unpaid principal balance. A provision for loan losses is recognized when the recorded investment in the loan is in excess of its fair value. The fair value of the loan is determined by using either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral less estimated costs to sell.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents nonaccrual loans in the FDIC Portfolios and Bank Portfolios accounted for under ASC 310-10 aggregated by collateral type:
November 30, 2012

		Recorded Investment
(In thousands)	Unpaid Principal Balance	With Allowance	Without Allowance	Total Recorded Investment
Land	$23,163	4,983	2,844	7,827
Single family homes	18,966	8,311	2,244	10,555
Commercial properties	35,996	1,006	20,947	21,953
Loans receivable	$78,125	14,300	26,035	40,335
November 30, 2011

		Recorded Investment
(In thousands)	Unpaid Principal Balance	With Allowance	Without Allowance	Total Recorded Investment
Land	$75,557	—	24,692	24,692
Single family homes	55,377	1,956	13,235	15,191
Commercial properties	48,293	2,660	24,434	27,094
Multi-family homes	16,750	—	6,735	6,735
Other	405	—	—	—
Loans receivable	$196,382	4,616	69,096	73,712
The average recorded investment in impaired loans totaled approximately $57 million and $163 million, respectively, for the years ended November 30, 2012 and 2011.
The loans receivable portfolios consist of loans acquired at a discount. Based on the nature of these loans, the portfolios are managed by assessing the risks related to the likelihood of collection of payments from borrowers and guarantors, as well as monitoring the value of the underlying collateral. The following are the risk categories for the loans receivable portfolios:
Accrual — Loans in which forecasted cash flows under the loan agreement, as it might be modified from time to time, can be reasonably estimated at the date of acquisition. The risk associated with loans in this category relates to the possible default by the borrower with respect to principal and interest payments and/or the possible decline in value of the underlying collateral and thus, both could cause a decline in the forecasted cash flows used to determine accretable yield income and the recognition of an impairment through an allowance for loan losses. As of November 30, 2012, the Company had an allowance on these loans of $12.2 million. During the year ended November 30, 2012, the Company recorded $18.7 million of provision for loan losses offset by charge-offs of $6.5 million upon foreclosure of the loans. As of November 30, 2011, the Company did not have an allowance for losses against accrual loans.
Nonaccrual — Loans in which forecasted principal and interest could not be reasonably estimated at the date of acquisition. Although the Company believes the recorded investment balance will ultimately be realized, the risk of nonaccrual loans relates to a decline in the value of the collateral securing the outstanding obligation and the recognition of an impairment through an allowance for loan losses if the recorded investment in the loan exceeds the fair value of the collateral less estimated cost to sell. As of November 30, 2012 and 2011, the Company had $3.7 million and $0.8 million, respectively, of allowance on these loans. During the year ended November 30, 2012 and 2011, the Company recorded $9.3 million and $13.8 million, respectively, of provision for loan losses offset by charge-offs of $6.4 million and $13.0 million, respectively, upon foreclosure of the loans.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accrual and nonaccrual loans receivable by risk categories were as follows:
November 30, 2012

(In thousands)	Accrual	Nonaccrual	Total
Land	$208,268	7,827	216,095
Single family homes	82,652	10,555	93,207
Commercial properties	74,273	21,953	96,226
Multi-family homes	12,776	—	12,776
Other	18,231	—	18,231
Loans receivable	$396,200	40,335	436,535
November 30, 2011

(In thousands)	Accrual	Nonaccrual	Total
Land	$323,542	24,692	348,234
Single family homes	137,074	15,191	152,265
Commercial properties	145,705	27,094	172,799
Multi-family homes	21,373	6,735	28,108
Other	11,948	—	11,948
Loans receivable	$639,642	73,712	713,354
In order to assess the risk associated with each risk category, the Rialto segment evaluates the forecasted cash flows and the value of the underlying collateral securing loans receivable on a quarterly basis or when an event occurs that suggests a decline in the collaterals’ fair value.
Real Estate Owned
The acquisition of properties acquired through, or in lieu of, loan foreclosure are reported within the consolidated balance sheets as REO held-and-used, net and REO held-for-sale. When a property is determined to be held-and-used, the asset is recorded at fair value and depreciated over its useful life using the straight line method. When certain criteria set forth in ASC Topic 360, Property, Plant and Equipment, are met; the property is classified as held-for-sale. When a real estate asset is classified as held-for-sale, the property is recorded at the lower of its cost basis or fair value less estimated costs to sell. The fair values of REO held-for-sale are determined in part by placing reliance on third party appraisals of the properties and/or internally prepared analyses of recent offers or prices on comparable properties in the proximate vicinity.
The following tables present the activity in REO for the years ended November 30, 2012 and 2011:

	November 30,
(In thousands)	2012	2011
REO - held-for-sale, beginning of year	$143,677	250,286
Additions	9,987	452,943
Improvements	9,605	20,623
Sales	(161,253)	(84,999)
Impairments	(2,579)	(1,545)
Transfers to/from held-and-used, net (1)	146,059	(489,705)
Transfers to Lennar Homebuilding	(11,335)	(3,926)
REO - held-for-sale, end of year	$134,161	143,677

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	November 30,
(In thousands)	2012	2011
REO - held-and-used, net, beginning of year	$582,111	7,818
Additions	175,114	93,650
Improvements	4,340	—
Sales	(981)	—
Impairments	(6,703)	(6,612)
Depreciation	(6,800)	(2,450)
Transfers to/from held-for-sale (1)	(146,059)	489,705
REO - held-and-used, net, end of year	$601,022	582,111

(1)
During the years ended November 30, 2012 and 2011, the Rialto segment transferred certain properties to/from REO held-and-used, net to/from REO held-for-sale as a result of changes made in the disposition strategy of the real estate assets.

For the years ended November 30, 2012, 2011 and 2010, the Company recorded $21.6 million, $6.0 million, and $2.9 million, respectively, of gains from sales of REO. For the years ended November 30, 2012, 2011, and 2010, the Company recorded ($1.9) million, $78.9 million, and $18.1 million, respectively, of gains (losses) from acquisitions of REO through foreclosure. These gains are recorded in Rialto Investments other income (expense), net.
Investments
In 2010, the Rialto segment invested in approximately $43 million of non-investment grade commercial mortgage-backed securities (“CMBS”) for $19.4 million, representing a 55% discount to par value. These securities bear interest at a coupon rate of 4% and have a stated and assumed final distribution date of November 2020 and a stated maturity date of October 2057. The Rialto segment reviews changes in estimated cash flows periodically, to determine if other-than-temporary impairment has occurred on its investment securities. Based on the Rialto segment’s assessment, no impairment charges were recorded during the years ended November 30, 2012, 2011 and 2010. During the year ended November 30, 2011, the Rialto segment sold a portion of its CMBS for $11.1 million, resulting in a gain on sale of CMBS of $4.7 million. The carrying value of the investment securities at November 30, 2012 and 2011 was $15.0 million and $14.1 million, respectively. The Rialto segment classified these securities as held-to-maturity based on its intent and ability to hold the securities until maturity.
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
In addition to the acquisition and management of the FDIC and Bank portfolios, an affiliate in the Rialto segment was a sub-advisor to the AllianceBernstein L.P. (“AB”) fund formed under the Federal government’s Public-Private Investment Program (“PPIP”) to purchase real estate related securities from banks and other financial institutions. The sub-advisor received management fees for sub-advisory services. The Company committed to invest $75 million of the total equity commitments of approximately $1.2 billion made by private investors in this fund, and the U.S. Treasury had committed to a matching amount of approximately $1.2 billion of equity in the fund, as well as agreed to extend up to approximately $2.3 billion of debt financing. During the year ended November 30, 2012, the Company contributed $1.9 million and received distributions of $87.6 million. Of the distributions received during the year ended November 30, 2012, $83.5 million related to the unwinding of the AB PPIP fund's operations. The Company also earned $9.1 million in fees from the segment's role as a sub-advisor to the AB PPIP fund, which were included in the Rialto Investments revenue. At the end of 2012, the AB PPIP fund finalized the last sales of the underlying securities in the fund and made substantially all of the final liquidating distributions to the partners, including the Company. As the Company’s role as sub-advisor to the AB PPIP fund has been completed, no further management fees will be received for these services. During the year ended November 30, 2011, the Company invested $3.7 million, in the AB PPIP fund. As of November 30, 2012 and 2011, the carrying value of the Company’s investment in the AB PPIP fund was $0.2 million and $65.2 million, respectively.
Another subsidiary in the Rialto segment also has approximately a 5% investment in a service and infrastructure provider to the residential home loan market (the “Service Provider”), which provides services to the consolidated LLCs, among others. As of November 30, 2012 and 2011, the carrying value of the Company’s investment in the Service Provider was $8.4 million and $8.8 million, respectively.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In November 2010, the Rialto segment completed its first closing of Fund I with initial equity commitments of approximately $300 million (including $75 million committed and contributed by the Company). Fund I’s objective during its three-year investment period is to invest in distressed real estate assets and other related investments that fit within Fund I’s investment parameters.
As of November 30, 2012, the equity commitments of Fund I were $700 million (including the $75 million committed and contributed by the Company). All capital commitments have been called and funded. Fund I is closed to additional commitments. During the year ended November 30, 2012, the Company contributed $41.7 million of which $13.9 million was distributed back to the Company as a return of capital contributions due to a securitization within Fund I. During the year ended November 30, 2011, the Company contributed $60.6 million of which $13.4 million was distributed back to the Company as a return of excess capital contributions as a result of new investors in Fund I. As of November 30, 2012 and 2011, the carrying value of the Company’s investment in Fund I was $98.9 million and $50.1 million, respectively. During the year ended November 30, 2011, Fund I acquired distressed real estate asset portfolios and invested in CMBS at a discount to par value. For the years ended November 30, 2012 and 2011, the Company’s share of earnings from Fund I was $21.0 million and $2.9 million, respectively.
Fund I is an unconsolidated entity and is accounted for under the equity method of accounting. Fund I was determined to have the attributes of an investment company in accordance with ASC Topic 946, Financial Services – Investment Companies, the attributes of which are different from the attributes that would cause a company to be an investment company for purposes of the Investment Company Act of 1940. As a result, Fund I’s assets and liabilities are recorded at fair value with increases/decreases in fair value recorded in the statement of operations of Fund I, the Company’s share of which will be recorded in the Rialto Investments equity in earnings (loss) from unconsolidated entities financial statement line item. The Company determined that Fund I is not a variable interest entity but rather a voting interest entity due to the following factors:

•	The Company determined that Rialto’s general partner interest and all the limited partners’ interests qualify as equity investment at risk.

•
Based on the capital structure of Fund I (100% capitalized via equity contributions), the Company was able to conclude that the equity investment at risk was sufficient to allow Fund I to finance its activities without additional subordinated financial support.

•
The general partner and the limited partners in Fund I, collectively, have full decision-making ability as they collectively have the power to direct the activities of Fund I, due to the fact that Rialto, in addition to being a general partner with a substantive equity investment in Fund I, also provides services to Fund I under a management agreement and an investment agreement, which are not separable from Rialto’s general partnership interest.

•
As a result of all these factors, the Company has concluded that the power to direct the activities of Fund I reside in its general partnership interest and thus with the holders of the equity investment at risk.

•
In addition, there are no guaranteed returns provided to the equity investors and the equity contributions are fully subjected to Fund I’s operational results, thus the equity investors absorb the expected negative and positive variability relative to Fund I.

•
Finally, substantially all of the activities of Fund I are not conducted on behalf of any individual investor or related group that has disproportionately few voting rights (i.e., on behalf of any individual limited partner).

Having concluded that Fund I is a voting interest entity, the Company evaluated Fund I under the voting interest entity model to determine whether, as general partner, it has control over Fund I. The Company determined that it does not control Fund I as its general partner, because the unaffiliated limited partners have substantial kick-out rights and can remove Rialto as general partner at any time for cause or without cause through a simple majority vote of the limited partners. In addition, there are no significant barriers to the exercise of these rights. As a result of determining that the Company does not control Fund I under the voting interest entity model, Fund I is not consolidated in the Company’s financial statements.
In December 2012, the Rialto segment completed the first closing of the Rialto Real Estate Fund II, LP (“Fund II”) with initial equity commitments of approximately $260 million, including $100 million committed by the Company. No cash was funded at the time of closing. Fund II’s objective during its three-year investment period is to invest in distressed real estate assets and other related investments that fit within Fund II’s investment parameters.
Summarized condensed financial information on a combined 100% basis related to Rialto’s investments in unconsolidated entities that are accounted for by the equity method was as follows:

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Balance Sheets

	November 30,
(In thousands)	2012	2011
Assets (1):
Cash and cash equivalents	$299,172	60,936
Loans receivable	361,286	274,213
Real estate owned	161,964	47,204
Investment securities	255,302	4,336,418
Other assets	199,839	171,196
	$1,277,563	4,889,967
Liabilities and equity (1):
Accounts payable and other liabilities	$155,928	320,353
Notes payable	120,431	40,877
Partner loans	163,516	137,820
Debt due to the U.S. Treasury	—	2,044,950
Equity	837,688	2,345,967
	$1,277,563	4,889,967

(1)
During the year ended November 30, 2012, the AB PPIP fund unwound its operations by selling its investments. Therefore, the total assets, liabilities and equity of the Rialto Investments unconsolidated entities decreased significantly from November 30, 2011 to November 30, 2012.

Statements of Operations

	Years Ended November 30,
(In thousands)	2012	2011	2010
Revenues	$414,027	470,282	357,330
Costs and expenses	243,483	183,326	209,103
Other income (expense), net (1)	713,710	(614,014)	311,468
Net earnings (loss) of unconsolidated entities	$884,254	(327,058)	459,695
Rialto Investments equity in earnings (loss) from unconsolidated entities	$41,483	(7,914)	15,363

(1)
Other income (expense), net for the years ended November 30, 2012, 2011 and 2010 includes the AB PPIP Fund’s mark-to-market unrealized gains and losses, all of which the Company's portion was a small percentage. For the year ended November 30, 2012, other income (expense), net, also includes realized gains from the sale of investments in the portfolio underlying the AB PPIP fund, of which the Company's portion was a small percentage.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Income Taxes
The benefit (provision) for income taxes consisted of the following:

	Years Ended November 30,
(In thousands)	2012	2011	2010
Current:
Federal	$(3,790)	(5,897)	13,286
State	(5,860)	20,467	12,448
	$(9,650)	14,570	25,734
Deferred:
Federal	$350,165	—	—
State	94,703	—	—
	444,868	—	—
	$435,218	14,570	25,734
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant temporary differences that give rise to the net deferred tax asset are as follows:

	November 30,
(In thousands)	2012	2011
Deferred tax assets:
Inventory valuation adjustments	$82,710	96,665
Reserves and accruals	98,076	96,071
Net operating loss carryforward	452,427	461,700
Capitalized expenses	66,545	56,877
Other assets	27,570	40,726
Total deferred tax assets	727,328	752,039
Valuation allowance	(88,794)	(576,890)
Total deferred tax assets after valuation allowance	638,534	175,149
Deferred tax liabilities:
Capitalized expenses	66,422	88,979
Convertible debt basis difference	17,243	21,306
Rialto investments	28,262	16,411
Investments in unconsolidated entities	20,224	13,974
Other	38,822	34,479
Total deferred tax liabilities	170,973	175,149
Net deferred tax assets	$467,561	—
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
During the year ended November 30, 2012, the Company concluded that it was more likely than not that the majority of its deferred tax assets would be utilized. This conclusion was based on a detailed evaluation of all relevant evidence, both positive and negative, including such factors as eleven consecutive quarters of earnings, the expectation of continued earnings

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and signs of recovery in the housing markets that the Company operates. See Note 1 for additional information related to the Company's analysis of the utilization of its deferred tax assets.
Accordingly, the Company reversed $491.5 million of its valuation allowance against its deferred tax assets during the year ended November 30, 2012. Based on an analysis utilizing objectively verifiable evidence, it was not more likely than not that certain state net operating loss carryforwards would be utilized. As a result, the Company had a valuation allowance of $88.8 million against its deferred tax assets as of November 30, 2012, which is primarily related to state net operating loss carryforwards. The Company's deferred tax assets, net were $467.6 million at November 30, 2012 of which $474.9 million were deferred tax assets included in Lennar Homebuilding's other assets on the Company's consolidated balance sheets and $7.3 million were deferred tax liabilities included in Lennar Financial Services segment's liabilities on the Company's consolidated balance sheets. The valuation allowance against the Company's deferred tax assets was $576.9 million at November 30, 2011. During the year ended November 30, 2011, the Company recorded a reversal of the deferred tax asset valuation allowance of $32.6 million primarily due to net earnings generated during the year. As of November 30, 2011, the Company had no net deferred tax assets. A valuation allowance remains on some of the Company's state net operating loss carryforwards that are not more likely than not to be utilized at this time due to an inability to carry back these losses in most states and short carryforward periods that exist in certain states. In future periods, the remaining allowance could be reversed if additional sufficient positive evidence is present indicating that it is more likely than not that a portion or all of the Company's remaining deferred tax assets will be realized.
At November 30, 2012, the Company had tax effected federal and state net operating loss carryforwards totaling$452.4 million. Federal net operating loss carryforwards may be carried forward up to 20 years to offset future taxable income and begin to expire in 2025. State net operating losses may be carried forward from 5 to 20 years, depending on the tax jurisdiction, with losses expiring between 2012 and 2032.
A reconciliation of the statutory rate and the effective tax rate was as follows:

	Percentage of Pretax Income
	2012	2011	2010
Statutory rate	35.00%	35.00%	35.00%
State income taxes, net of federal income tax benefit	3.79	3.11	2.43
Nondeductible compensation	0.40	2.86	4.79
Tax reserves and interest expense	5.00	0.08	(50.91)
Deferred tax asset valuation reversal	(212.55)	(49.22)	(28.50)
Tax credits	(0.10)	(9.44)	—
Net operating loss adjustment	(8.32)	—	—
Other	(1.65)	(1.16)	0.18
Effective rate	(178.43%)	(18.77%)	(37.01%)
The following table summarizes the changes in gross unrecognized tax benefits:

	Years Ended November 30,
(In thousands)	2012	2011	2010
Gross unrecognized tax benefits, beginning of year	$36,739	46,044	77,211
Increases due to settlements with taxing authorities	—	9,470	—
Decreases due to settlements with taxing authorities	(24,442)	(23,942)	(31,167)
Increases due to change in state tax laws	—	5,167	—
Gross unrecognized tax benefits, end of year	$12,297	36,739	46,044
At November 30, 2012 and 2011, the Company's had $12.3 million and $36.7 million, respectively, of gross unrecognized tax benefits. If the Company were to recognize its gross unrecognized tax benefits as of November 30, 2012, $5.5 million would affect the Company’s effective tax rate. The Company expects the total amount of unrecognized tax benefits to decrease by $3.8 million within twelve months as a result of settlements with various taxing authorities.
During the year ended November 30, 2012, the Company’s gross unrecognized tax benefits decreased by $24.4 million primarily as a result of the resolution of an IRS examination, which included a settlement for certain losses carried back to prior

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

years and the settlement of certain tax accounting method items. The decrease in gross unrecognized tax benefits reduced the Company's effective tax rate from (178.03%) to (178.43%). As a result of the reversal of the valuation allowance against the Company's deferred tax assets, the effective tax rate is not reflective of the Company's historical tax rate.
During the year ended November 30, 2011, the Company’s gross unrecognized tax benefits increased by $14.6 million related to a settlement for certain losses carried back to prior years as well as retroactive changes in certain state tax laws. There was also a decrease to the Company's gross unrecognized tax benefits of $23.9 million as a result of the settlement of certain state tax nexus issues. This resulted in a net decrease of unrecognized tax benefits of $9.3 million and a decrease in the Company's effective tax rate from (13.32%) to (18.77%). As a result of the partial reversal of the valuation allowance against the Company's deferred tax assets, the effective tax rate is not reflective of the Company's historical tax rate.
At November 30, 2012 and 2011, the Company had $20.5 million and $20.0 million, respectively, accrued for interest and penalties, of which $14.8 million and $6.4 million, respectively, were recorded during the years ended November 30, 2012 and 2011. During the year ended November 30, 2012, the accrual for interest and penalties was reduced by $14.3 million, as a result of the payment of interest due to the settlement of an IRS examinations and various state issues.
The IRS is currently examining the Company’s federal income tax return for fiscal year 2011, and certain state taxing authorities are examining various fiscal years. The final outcome of these examinations is not yet determinable. The statute of limitations for the Company’s major tax jurisdictions remains open for examination for fiscal year 2005 and subsequent years. The Company participates in an IRS examination program, Compliance Assurance Process, "CAP." This program operates as a contemporaneous exam throughout the year in order to keep exam cycles current and achieve a higher level of compliance.

10. Earnings Per Share
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

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Basic and diluted earnings per share were calculated as follows:

	Years Ended November 30,
(In thousands, except per share amounts)	2012	2011	2010
Numerator:
Net earnings attributable to Lennar	$679,124	92,199	95,261
Less: distributed earnings allocated to nonvested shares	531	380	310
Less: undistributed earnings allocated to nonvested shares	10,397	816	735
Numerator for basic earnings per share	668,196	91,003	94,216
Plus: interest on 2.00% convertible senior notes due 2020 and 3.25% convertible senior notes due 2021	11,330	3,485	1,994
Plus: undistributed earnings allocated to convertible shares	10,397	816	735
Less: undistributed earnings reallocated to convertible shares	9,050	815	734
Numerator for diluted earnings per share	$680,873	94,489	96,211
Denominator:
Denominator for basic earnings per share - weighted average common shares outstanding	186,662	184,541	182,960
Effect of dilutive securities:
Shared based payments	984	558	161
Convertible senior notes	31,049	10,086	5,736
Denominator for diluted earnings per share - weighted average common shares outstanding	218,695	195,185	188,857
Basic earnings per share	$3.58	0.49	0.51
Diluted earnings per share	$3.11	0.48	0.51
For the year ended November 30, 2012, there were no options to purchase shares that were outstanding and anti-dilutive. For the years ended November 30, 2011 and 2010, there were 1.2 million shares and 4.0 million shares, respectively, in total of Class A and Class B common stock that were outstanding and anti-dilutive.

11. Comprehensive Income (Loss)
Comprehensive income attributable to Lennar represents changes in stockholders’ equity from non-owner sources. For the years ended November 30, 2012, 2011 and 2010, comprehensive income attributable to Lennar was the same as net earnings attributable to Lennar. Comprehensive income (loss) attributable to noncontrolling interests for the years ended November 30, 2012, 2011 and 2010 was the same as the net earnings (loss) attributable to noncontrolling interests. There was no accumulated other comprehensive income at November 30, 2012 and 2011.

12. Capital Stock
Preferred Stock
The Company is authorized to issue 500,000 shares of preferred stock with a par value of $10 per share and 100 million shares of participating preferred stock with a par value of $0.10 per share. No shares of preferred stock or participating preferred stock have been issued as of November 30, 2012 and 2011.
Common Stock
During the years ended November 30, 2012, 2011 and 2010, the Company’s Class A and Class B common stockholders received a per share annual dividend of $0.16. The only significant difference between the Class A common stock and Class B common stock is that Class A common stock entitles holders to one vote per share and the Class B common stock entitles holders to ten votes per share.
As of November 30, 2012, Stuart A. Miller, the Company’s Chief Executive Officer and a Director, directly owned, or controlled through family-owned entities, shares of Class A and Class B common stock, which represented approximately 46% voting power of the Company’s stock.
The Company has a stock repurchase program adopted in 2006 which originally permitted the Company to purchase up to 20 million shares of its outstanding common stock. During the years ended November 30, 2012, 2011 and 2010, there

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

were no share repurchases of common stock under the stock repurchase program. As of November 30, 2012, 6.2 million shares of common stock can be repurchased in the future under the program.
During the year ended November 30, 2012, treasury stock increased by 0.2 million Class A common shares due to activity related to the Company’s equity compensation plan. During the year ended November 30, 2011, treasury stock increased by 0.3 million Class A common shares due to activity related to the Company’s equity compensation plan and forfeitures of restricted stock.
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
401(k) Plan
Under the Company’s 401(k) Plan (the “Plan”), contributions made by associates can be invested in a variety of mutual funds or proprietary funds provided by the Plan trustee. The Company may also make contributions for the benefit of associates. The Company records as compensation expense its contribution to the Plan. For the years ended November 30, 2012, 2011 and 2010, this amount was $6.2 million, $5.0 million and $4.5 million, respectively.

13. Share-Based Payments
The Company has share-based awards outstanding under one plan which provides for the granting of stock options and stock appreciation rights and awards of restricted common stock (“nonvested shares”) to key officers, associates and directors. These awards are primarily issued in the form of new shares. The exercise prices of stock options and stock appreciation rights may not be less than the market value of the common stock on the date of the grant. Exercises are permitted in installments determined when options are granted. Each stock option and stock appreciation right will expire on a date determined at the time of the grant, but not more than ten years after the date of the grant.
Cash flows resulting from tax benefits related to tax deductions in excess of the compensation expense recognized for those options (excess tax benefits) are classified as financing cash flows. For the year ended November 30, 2012 there was $10.8 million of excess tax benefits from share based awards. For the years ended November 30, 2011 and 2010 there was an immaterial amount of excess tax benefits from share-based awards.
Compensation expense related to the Company’s share-based awards was as follows:

	Years ended November 30,
(In thousands)	2012	2011	2010
Stock options	$2,433	4,382	5,985
Nonvested shares	29,312	19,665	22,090
Total compensation expense for share-based awards	$31,745	24,047	28,075
Cash received from stock options exercised during the years ended November 30, 2012, 2011 and 2010 was $26.5 million, $6.2 million, and $2.0 million, respectively. The tax deductions related to stock options exercised during the years ended November 30, 2012, 2011, and 2010 were $14.8 million, $0.8 million and $0.2 million, respectively.
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

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of these options was determined at the date of the grant using the Black-Scholes option-pricing model. The significant weighted average assumptions for the years ended November 30, 2012, 2011 and 2010 were as follows:

	2012	2011	2010
Dividends yield	0.6%	0.9%	0.9% - 1.1%
Volatility rate	47.0%	46.7%	80% - 112%
Risk-free interest rate	0.2%	0.6%	0.2% - 0.6%
Expected option life (years)	1.5	1.5	1.5
A summary of the Company’s stock option activity for the year ended November 30, 2012 was as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (In thousands)
Outstanding at November 30, 2011	3,861,286	$18.43
Grants	17,500	$25.75
Forfeited or expired	(636,412)	$42.97
Exercises	(1,962,302)	$13.52
Outstanding at November 30, 2012	1,280,072	$13.85	0.7 years	$30,969
Vested and expected to vest in the future at November 30, 2012	1,280,072	$13.85	0.7 years	$30,969
Exercisable at November 30, 2012	1,280,072	$13.85	0.7 years	$30,969
Available for grant at November 30, 2012	11,819,055
The weighted average fair value of options granted during the years ended November 30, 2012, 2011 and 2010 was $5.72, $4.01 and $8.66, respectively. The total intrinsic value of options exercised during the years ended November 30, 2012, 2011, and 2010 was $38.1 million, $2.1 million and $0.6 million, respectively.
The fair value of nonvested shares is determined based on the trading price of the Company’s common stock on the grant date. The weighted average fair value of nonvested shares granted during the years ended November 30, 2012, 2011 and 2010 was $30.62, $18.40 and $15.21, respectively. A summary of the Company’s nonvested shares activity for the year ended November 30, 2012 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested restricted shares at November 30, 2011	2,963,750	$16.48
Grants	1,335,087	$30.62
Vested	(1,728,056)	$15.95
Forfeited	—	$—
Nonvested restricted shares at November 30, 2012	2,570,781	$24.18
At November 30, 2012, there was $56.7 million of unrecognized compensation expense related to unvested share-based awards granted under the Company’s share-based payment plans, of which none relates to stock options and $56.7 million relates to nonvested shares. The unrecognized expense related to nonvested shares is expected to be recognized over a weighted-average period of 2.4 years. During the years ended November 30, 2012, 2011 and 2010, 1.7 million nonvested shares, 1.4 million nonvested shares and 1.3 million nonvested shares, respectively, vested. For the year ended November 30, 2012, the Company recorded a tax benefit related to nonvested share activity of $11.7 million. For the years ended November 30, 2011 and 2010, there was no tax provision related to nonvested share activity because the Company had recorded a full valuation allowance against its deferred tax assets.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Financial Instruments and Fair Value Disclosures
The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at November 30, 2012 and 2011, using available market information and what the Company believes to be appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies might have a material effect on the estimated fair value amounts. The table excludes cash and cash equivalents, restricted cash, defeasance cash to retire notes payable, receivables, net, and accounts payable, which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments.

		November 30,
		2012		2011
	Fair Value	Carrying	Fair	Carrying	Fair
(In thousands)	Hierarchy	Amount	Value	Amount	Value
ASSETS
Rialto Investments:
Loans receivable	Level 3	$436,535	450,281	713,354	749,382
Investments held-to-maturity	Level 3	$15,012	14,904	14,096	13,996
Lennar Financial Services:
Loans held-for-investment, net	Level 3	$23,982	24,949	24,262	22,736
Investments held-to-maturity	Level 2	$63,924	63,877	48,860	47,651
LIABILITIES
Lennar Homebuilding:
Senior notes and other debts payable	Level 2	$4,005,051	5,035,670	3,362,759	3,491,212
Rialto Investments:
Notes payable	Level 2	$574,480	568,702	765,541	729,943
Lennar Financial Services:
Notes and other debts payable	Level 2	$457,994	457,994	410,134	410,134
The following methods and assumptions are used by the Company in estimating fair values:
Lennar Homebuilding—For senior notes and other debts payable, the fair value of fixed-rate borrowings is based on quoted market prices and the fair value of variable-rate borrowings is based on expected future cash flows calculated using current market forward rates.
Rialto Investments—The fair values for loans receivable is based on discounted cash flows, or the fair value of the collateral less estimated cost to sell. The fair value for investments held-to-maturity is based on discounted cash flows. For notes payable, the fair value of the zero percent interest notes guaranteed by the FDIC was calculated based on a 2-year treasury yield, and the fair value of other notes payable was calculated based on discounted cash flows using the Company’s weighted average borrowing rate
Lennar Financial Services—The fair values above are based on quoted market prices, if available. The fair values for instruments that do not have quoted market prices are estimated by the Company on the basis of discounted cash flows or other financial information.
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

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s financial instruments measured at fair value on a recurring basis are summarized below:
Financial Instruments

(In thousands)	Fair Value Hierarchy	Fair Value at November 30, 2012	Fair Value at November 30, 2011
Lennar Financial Services:
Loans held-for-sale (1)	Level 2	$502,318	303,780
Mortgage loan commitments	Level 2	$12,713	4,192
Forward contracts	Level 2	$(2,570)	(1,404)
Lennar Homebuilding:
Investments available-for-sale	Level 3	$19,591	42,892

(1)
The aggregate fair value of loans held-for-sale of $502.3 million at November 30, 2012 exceeds their aggregate principal balance of $479.1 million by $23.2 million. The aggregate fair value of loans held-for-sale of $303.8 million at November 30, 2011 exceeds their aggregate principal balance of $292.2 million by $11.6 million.

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
Investments available-for-sale— For the year ended November 30, 2012, the fair value of these investments are based on third party valuations. For the year ended November 30, 2011, since the investments were acquired closed to November 30, 2011, their fair value approximated their carrying value as of November 30, 2011, thus there was no change in fair value from the time of acquisition until November 30, 2011.
Gains and losses of financial instruments measured at fair value from initial measurement and subsequent changes in fair value are recognized in the Lennar Financial Services segment’s operating earnings. There were no gains or losses recognized for the Lennar Homebuilding investments available-for-sale during the years ended November 30, 2012 and 2011. The changes in fair values that are included in operating earnings are shown, by financial instrument and financial statement line item, below:

	Years Ended November 30,
(In thousands)	2012	2011	2010
Changes in fair value included in Lennar Financial Services revenues:
Loans held-for-sale	$11,654	2,743	(2,607)
Mortgage loan commitments	$8,521	6,954	(3,251)
Forward contracts	$(1,166)	(4,309)	6,463
Interest income on loans held-for-sale measured at fair value is calculated based on the interest rate of the loan and recorded in interest income in the Lennar Financial Services’ statement of operations.
The Lennar Financial Services segment uses mandatory mortgage-backed securities (“MBS”) forward commitments, option contracts and investor commitments to hedge its mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments, option contracts and loan sales transactions is managed by limiting the Company’s counterparties to investment banks, federally

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

regulated bank affiliates and other investors meeting the Company’s credit standards. The segment’s risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At November 30, 2012, the segment had open commitments amounting to $594.0 million to sell MBS with varying settlement dates through February 2013.
The following table represents a reconciliation of the beginning and ending balance for the Company’s Level 3 recurring fair value measurements (investments available-for-sale) included in the Lennar Homebuilding segment’s other assets:

	Years Ended November 30,
(In thousands)	2012	2011
Investments available-for-sale, beginning of year	$42,892	$—
Purchases and other (1)	25,419	42,892
Sales	(14,161)	—
Settlements (2)	(34,559)	—
Investments available-for-sale, end of year	$19,591	$42,892

(1)	Represents investments in community development district bonds that mature in 2039.

(2)
The investments available-for-sale that were settled during the year ended November 30, 2012 related to investments in community development district bonds, which were in default by the borrower and which the Company foreclosed on the underlying real estate collateral. Therefore, these investments were reclassified from other assets to land and land under development.

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
Non-financial assets

(In thousands)	Fair Value Hierarchy	Fair Value Year Ended November 30, 2012	Total Gains (Losses) (1)
Lennar Homebuilding:
Finished homes and construction in progress (2)	Level 3	$14,755	(11,029)
Land and land under development (3)	Level 3	$16,166	(1,878)
Rialto Investments:
REO - held-for-sale (4)	Level 3	$27,126	(6,917)
REO - held-and-used, net (5)	Level 3	$201,414	(4,243)

(1)	Represents total losses due to valuation adjustments or gains (losses) from acquisition of real estate through foreclosure recorded during the year ended November 30, 2012.

(2)
Finished homes and construction in progress with an aggregate carrying value of $25.8 million were written down to their fair value of $14.8 million, resulting in valuation adjustments of $11.0 million, which were included in Lennar Homebuilding costs and expenses in the Company’s statement of operations for the year ended November 30, 2012.

(3)
Land and land under development with an aggregate carrying value of $18.0 million were written down to their fair value of $16.2 million, resulting in valuation adjustments of $1.9 million, which were included in Lennar Homebuilding costs and expenses in the Company’s statement of operations for the year ended November 30, 2012.

(4)
REO, held-for-sale, assets are initially recorded at fair value less estimated costs to sell at the time of acquisition through, or in lieu of, loan foreclosure. Upon acquisition, the REO, held-for-sale, had a carrying value of $14.3 million and a fair value of $10.0 million. The fair value of REO, held-for-sale, is based upon the appraised value at the time of foreclosure or management’s best estimate. The losses upon acquisition of REO, held-for-sale, were $4.3 million. As part of management’s periodic valuations of its REO, held-for-sale, during the year ended November 30, 2012, REO, held-for-sale, with an aggregate value of $19.7 million were written down to their fair value of $17.1 million, resulting in impairments of $2.6 million. These losses and impairments are included within Rialto Investments other income (expense), net, in the Company’s statement of operations for the year ended November 30, 2012.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(5)
REO, held-and-used, net, assets are initially recorded at fair value at the time of acquisition through, or in lieu of, loan foreclosure. Upon acquisition, the REO, held-and-used, net, had a carrying value of $172.6 million and a fair value of $175.1 million. The fair value of REO, held-and-used, net, is based upon the appraised value at the time of foreclosure or management’s best estimate. The gains upon acquisition of REO, held-and-used, net, were $2.5 million. As part of management’s periodic valuations of its REO, held-and-used, net, during the year ended November 30, 2012, REO, held-and-used, net, with an aggregate value of $33.0 million were written down to their fair value of $26.3 million, resulting in impairments of $6.7 million. These gains and impairments are included within Rialto Investments other income (expense), net, in the Company’s statement of operations for the year ended November 30, 2012.

Non-financial assets

(In thousands)	Fair Value Hierarchy	Fair Value Year Ended November 30, 2011	Total Gains (Losses) (1)
Lennar Homebuilding:
Finished homes and construction in progress (2)	Level 3	$48,115	(32,953)
Land and land under development (3)	Level 3	$2,368	(2,773)
Investments in unconsolidated entities (4)	Level 3	$42,855	(10,489)
Rialto Investments:
REO - held-for-sale (5)	Level 3	$460,214	66,172
REO - held-and-used, net (6)	Level 3	$110,649	4,607

(1)	Represents total losses due to valuation adjustments or gains from acquisition of real estate through foreclosure recorded during the year ended November 30, 2011.

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

(4)
For the year ended November 30, 2011, Lennar Homebuilding investments in unconsolidated entities with an aggregate carrying value of $53.4 million were written down to their fair value of $42.9 million, resulting in valuation adjustments of $10.5 million, which were included in other income, net in the Company’s statement of operations for the year ended November 30, 2011.

(5)
REO, held-for-sale, assets are initially recorded at fair value at the time of acquisition through, or in lieu of, loan foreclosure. Upon acquisition, the REO, held-for-sale, had a carrying value of $385.2 million and a fair value of $452.9 million. The fair value of REO, held-for-sale, is based upon the appraised value at the time of foreclosure or management's best estimate. The gains upon acquisition of REO, held-for-sale, were $67.7 million, and are included within Rialto Investments other income (expense), net in the Company’s statement of operations for the year ended November 30, 2011. As part of management’s periodic valuations of its REO, held-for-sale, during the year ended November 30, 2011, REO, held-for-sale, with an aggregate value of $8.8 million were written down to their fair value of $7.3 million, resulting in impairments of $1.5 million. These gains and impairments are included within Rialto Investments other income (expense), net, in the Company’s statement of operations for the year ended November 30, 2011.

(6)
REO, held-and-used, net, assets are initially recorded at fair value at the time of acquisition through, or in lieu of, loan foreclosure. Upon acquisition, the REO, held-for-sale, had a carrying value of $82.5 million and a fair value of $93.7 million. The fair value of REO, held-and-used, net, is based upon the appraised value at the time of foreclosure or management's best estimate. The gains upon acquisition of REO, held-for-sale, were $11.2 million, and are included within Rialto Investments other income (expense), net in the Company’s statement of operations for the year ended November 30, 2011. As part of management’s periodic valuations of its REO, held-and-used, net, during the year ended November 30, 2011, REO, held-and-used, net, with an aggregate value of $23.6 million were written down to their fair value of $17.0 million, resulting in impairments of $6.6 million. These gains and impairments are included within Rialto Investments other income (expense), net, in the Company’s statement of operations for the year ended November 30, 2011.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Non-financial assets

(In thousands)	Fair Value Hierarchy	Fair Value Year Ended November 30, 2010	Total Gains (Losses) (1)
Lennar Homebuilding:
Finished homes and construction in progress (2)	Level 3	$88,049	(41,057)
Land and land under development (3)	Level 3	$10,807	(5,639)
Investments in unconsolidated entities (4)	Level 3	$(1,383)	(1,735)
Rialto Investments:
REO - held-for-sale (5)	Level 3	$204,049	18,089

(1)	Represents total losses due to valuation adjustments or gains from acquisition of real estate through foreclosure recorded during the year ended November 30, 2010.

(2)
Finished homes and construction in progress with an aggregate carrying value of $129.1 million were written down to their fair value of $88.0 million, resulting in valuation adjustments of $41.1 million, which were included in Lennar Homebuilding costs and expenses in the Company’s statement of operations for the year ended November 30, 2010.

(3)
Land under development with an aggregate carrying value of $16.4 million were written down to their fair value of $10.8 million, resulting in valuation adjustments of $5.6 million, which were included in Lennar Homebuilding costs and expenses in the Company’s statement of operations for the year ended November 30, 2010.

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

(5)
REO, held-for-sale, assets are initially recorded at fair value at the time of acquisition through, or in lieu of, loan foreclosure. Upon acquisition, the REO, held-for-sale, had a carrying value of $186.0 million and a fair value of $204.1 million. The fair value of REO, held-for-sale, is based upon the appraised value at the time of foreclosure or management's best estimate. The gains upon acquisition of REO, held-for-sale, were $18.1 million and are included within Rialto Investments other income (expense), net in the Company’s statement of operations for the year ended November 30, 2010.

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

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company evaluated the joint venture agreements of its joint ventures that had reconsideration events during the year ended November 30, 2012. Based on the Company’s evaluation, it consolidated an entity within its Lennar Homebuilding segment that at November 30, 2012 had total assets of $7.3 million and an immaterial amount of liabilities. In addition, during the year ended November 30, 2012, there were no VIEs that deconsolidated.
At November 30, 2012 and 2011, the Company’s recorded investments in Lennar Homebuilding unconsolidated entities were $565.4 million and $545.8 million, respectively, and the Rialto Investments segment’s investments in unconsolidated entities as of November 30, 2012 and 2011 were $108.1 million and $124.7 million, respectively.
Consolidated VIEs
As of November 30, 2012, the carrying amount of the VIEs’ assets and non-recourse liabilities that consolidated were $2.1 billion and $0.7 billion, respectively. As of November 30, 2011, the carrying amount of the VIEs’ assets and non-recourse liabilities that consolidated were $2.3 billion and $0.9 billion, respectively. Those assets are owned by, and those liabilities are obligations of, the VIEs, not the Company.
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
Unconsolidated VIEs
At November 30, 2012 and November 30, 2011, the Company’s recorded investments in VIEs that are unconsolidated and its estimated maximum exposure to loss were as follows:

November 30, 2012
(In thousands)	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss
Lennar Homebuilding (1)	$85,500	109,278
Rialto Investments (2)	23,587	23,587
	$109,087	132,865

November 30, 2011
(In thousands)	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss
Lennar Homebuilding (1)	$94,517	123,038
Rialto Investments (2)	88,076	95,576
	$182,593	218,614

(1)
At November 30, 2012, the maximum exposure to loss of Lennar Homebuilding’s investments in unconsolidated VIEs is limited to its investment in the unconsolidated VIEs, except with regard to $18.7 million of recourse debt of one of the unconsolidated VIEs, which is included in the Company’s maximum recourse exposure related to Lennar Homebuilding unconsolidated entities, and $4.8 million of letters of credit outstanding for certain of the unconsolidated VIEs that in the event of default under its debt agreement the letter of credit will be drawn upon. At November 30, 2011, the maximum exposure to loss of Lennar Homebuilding’s investments in unconsolidated VIEs is limited to its investment in the unconsolidated VIEs, except with regard to $28.3 million of recourse debt of one of the unconsolidated VIEs, which is included in the Company’s maximum recourse exposure related to Lennar Homebuilding unconsolidated entities.

(2)
At November 30, 2012, the maximum recourse exposure to loss of Rialto’s investment in unconsolidated VIEs was limited to its investments in the unconsolidated entities. During the year ended November 30, 2012, the AB PPIP fund finalized its operations and made liquidating distributions; therefore, the Company does not have any outstanding commitment to the AB PPIP fund as of November 30, 2012. As of November 30, 2011, the Company had contributed $67.5 million of the $75 million commitment to fund capital in the AB PPIP fund, and it could not walk away from its remaining commitment to fund capital. Therefore, as of November 30, 2011, the maximum exposure to loss for Rialto’s unconsolidated VIEs was

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

higher than the carrying amount of its investments. In addition, at November 30, 2012 and 2011, investments in unconsolidated VIEs and Lennar’s maximum exposure to loss include $15.0 million and $14.1 million, respectively, related to Rialto’s investments held-to-maturity.
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
The Company and other partners do not generally have an obligation to make capital contributions to the VIEs, except for $18.7 million of recourse debt of one of the Lennar Homebuilding unconsolidated VIEs and $4.8 million of letters of credit outstanding for certain of the Lennar Homebuilding unconsolidated VIEs that in the event of default under its debt agreement the letter of credit will be drawn upon. Except for Lennar Homebuilding unconsolidated VIEs discussed above, the Company and the other partners did not guarantee any debt of these unconsolidated VIEs. There are no liquidity arrangements or agreements to fund capital or purchase assets that could require the Company to provide financial support to the VIEs. While the Company has option contracts to purchase land from certain of its unconsolidated VIEs, the Company is not required to purchase the assets and could walk away from the contracts.
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
When the Company does not intend to exercise an option, it writes off any unapplied deposit and pre-acquisition costs associated with the option contract. For the years ended November 30, 2012, 2011 and 2010, the Company wrote-off $2.4 million, $1.8 million and $3.1 million, respectively, of option deposits and pre-acquisition costs related to land under option that it does not intend to purchase.
The Company evaluates all option contracts for land to determine whether they are VIEs and, if so, whether the Company is the primary beneficiary of certain of these option contracts. Although the Company does not have legal title to the optioned land, if the Company is deemed to be the primary beneficiary, it is required to consolidate the land under option at the purchase price of the optioned land. During the year ended November 30, 2012, the effect of consolidation of these option contracts was a net increase of $12.2 million to consolidated inventory not owned with a corresponding increase to liabilities related to consolidated inventory not owned in the accompanying consolidated balance sheet as of November 30, 2012. To reflect the purchase price of the inventory consolidated, the Company reclassified the related option deposits from land under development to consolidated inventory not owned in the accompanying consolidated balance sheet as of November 30, 2012. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and the Company’s cash deposits. The increase to consolidated inventory not owned was offset by the

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company exercising its options to acquire land under previously consolidated contracts, resulting in a net decrease in consolidated inventory not owned of $62.5 million for the year ended November 30, 2012.
The Company’s exposure to loss related to its option contracts with third parties and unconsolidated entities consisted of its non-refundable option deposits and pre-acquisition costs totaling $176.7 million and $156.8 million, respectively, at November 30, 2012 and 2011. Additionally, the Company had posted $42.5 million and $44.1 million, respectively, of letters of credit in lieu of cash deposits under certain option contracts as of November 30, 2012 and 2011.

16. Commitments and Contingent Liabilities
The Company is party to various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, the disposition of these matters will not have a material adverse effect on the Company’s consolidated financial statements.
The Company is subject to the usual obligations associated with entering into contracts (including option contracts) for the purchase, development and sale of real estate, which it does in the routine conduct of its business. Option contracts generally enable the Company to control portions of properties owned by third parties (including land funds) and unconsolidated entities until the Company determines whether to exercise the option. The use of option contracts allows the Company to reduce the financial risks associated with long-term land holdings. At November 30, 2012, the Company had $176.7 million of non-refundable option deposits and pre-acquisition costs related to certain of these homesites, which were included in inventories in the consolidated balance sheet.
The Company has entered into agreements to lease certain office facilities and equipment under operating leases. Future minimum payments under the non-cancellable leases in effect at November 30, 2012 are as follows:

(In thousands)	Lease Payments
2013	$26,321
2014	21,187
2015	15,465
2016	9,040
2017	8,111
Thereafter	20,950
Rental expense for the years ended November 30, 2012, 2011 and 2010 was $38.7 million, $40.0 million and $40.9 million, respectively.
The Company is committed, under various letters of credit, to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit under these arrangements totaled $312.2 million at November 30, 2012. The Company also had outstanding performance and surety bonds related to site improvements at various projects (including certain projects in the Company’s joint ventures) of $606.5 million. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all development and construction activities are completed. As of November 30, 2012, there were approximately $347.8 million, or 57%, of costs to complete related to these site improvements. The Company does not presently anticipate any draws upon these bonds that would have a material effect on its consolidated financial statements.

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. Supplemental Financial Information
The indentures governing the principal amounts of the Company’s 5.95% senior notes due 2013, 5.50% senior notes due 2014, 5.60% senior notes due 2015, 6.50% senior notes due 2016, 4.75% senior notes due 2017, 12.25% senior notes due 2017, 6.95% senior notes due 2018, 2.00% convertible senior notes due 2020, 2.75% convertible senior notes due 2020, 3.25% convertible senior notes due 2021 and 4.750% senior notes due 2022 require that, if any of the Company’s wholly owned subsidiaries, other than its finance company subsidiaries and foreign subsidiaries, directly or indirectly guarantee at least $75 million principal amount of debt of Lennar Corporation, those subsidiaries must also guarantee Lennar Corporation’s obligations with regard to its senior notes. The entities referred to as “guarantors” in the following tables are subsidiaries that were guaranteeing the senior notes because they were guaranteeing the $150 million LC Agreement, the $200 million Letter of Credit Facility and the Credit Facility at November 30, 2012. The guarantees are full and unconditional and the guarantor subsidiaries are 100% directly or indirectly owned by Lennar Corporation. The guarantees are joint and several, subject to limitations as to each guarantor designed to eliminate fraudulent conveyance concerns. Supplemental information for the guarantors is as follows:
Consolidating Balance Sheet November 30, 2012

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Lennar Homebuilding:
Cash and cash equivalents, restricted cash and receivables, net	$962,116	226,047	20,545	—	1,208,708
Inventories	—	4,532,755	538,958	—	5,071,713
Investments in unconsolidated entities	—	521,662	43,698	—	565,360
Other assets	55,625	677,692	222,753	—	956,070
Investments in subsidiaries	3,488,054	770,119	—	(4,258,173)	—
	4,505,795	6,728,275	825,954	(4,258,173)	7,801,851
Rialto Investments	—	—	1,647,360	—	1,647,360
Lennar Financial Services	—	77,637	835,358	—	912,995
Total assets	$4,505,795	6,805,912	3,308,672	(4,258,173)	10,362,206
LIABILITIES AND EQUITY
Lennar Homebuilding:
Accounts payable and other liabilities	$279,926	533,882	42,406	—	856,214
Liabilities related to consolidated inventory not owned	—	268,159	—	—	268,159
Senior notes and other debts payable	3,533,463	245,665	225,923	—	4,005,051
Intercompany	(2,722,358)	2,239,096	483,262	—	—
	1,091,031	3,286,802	751,591	—	5,129,424
Rialto Investments	—	—	600,602	—	600,602
Lennar Financial Services	—	31,056	599,916	—	630,972
Total liabilities	$1,091,031	3,317,858	1,952,109	—	6,360,998
Stockholders’ equity	3,414,764	3,488,054	770,119	(4,258,173)	3,414,764
Noncontrolling interests	—	—	586,444	—	586,444
Total equity	3,414,764	3,488,054	1,356,563	(4,258,173)	4,001,208
Total liabilities and equity	$4,505,795	6,805,912	3,308,672	(4,258,173)	10,362,206

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Balance Sheet November 30, 2011

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Lennar Homebuilding:
Cash and cash equivalents, restricted cash and receivables, net	$871,376	190,483	24,920	—	1,086,779
Inventories	—	3,822,009	538,526	—	4,360,535
Investments in unconsolidated entities	—	502,363	43,397	—	545,760
Other assets	35,722	269,392	219,580	—	524,694
Investments in subsidiaries	3,368,336	611,311	—	(3,979,647)	—
	4,275,434	5,395,558	826,423	(3,979,647)	6,517,768
Rialto Investments	—	—	1,897,148	—	1,897,148
Lennar Financial Services	—	149,842	589,913	—	739,755
Total assets	$4,275,434	5,545,400	3,313,484	(3,979,647)	9,154,671
LIABILITIES AND EQUITY
Lennar Homebuilding:
Accounts payable and other liabilities	$290,337	483,590	29,405	—	803,332
Liabilities related to consolidated inventory not owned	—	326,200	—	—	326,200
Senior notes and other debts payable	2,922,855	215,840	224,064	—	3,362,759
Intercompany	(1,634,226)	1,105,872	528,354	—	—
	1,578,966	2,131,502	781,823	—	4,492,291
Rialto Investments	—	—	796,120	—	796,120
Lennar Financial Services	—	45,562	517,173	—	562,735
Total liabilities	$1,578,966	2,177,064	2,095,116	—	5,851,146
Stockholders’ equity	2,696,468	3,368,336	611,311	(3,979,647)	2,696,468
Noncontrolling interests	—	—	607,057	—	607,057
Total equity	2,696,468	3,368,336	1,218,368	(3,979,647)	3,303,525
Total liabilities and equity	$4,275,434	5,545,400	3,313,484	(3,979,647)	9,154,671

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Operations Year Ended November 30, 2012

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Lennar Homebuilding	$—	3,580,827	405	—	3,581,232
Lennar Financial Services	—	156,478	246,566	(18,426)	384,618
Rialto Investments	—	—	138,856	—	138,856
Total revenues	—	3,737,305	385,827	(18,426)	4,104,706
Cost and expenses:
Lennar Homebuilding	—	3,201,036	15,872	(542)	3,216,366
Lennar Financial Services	—	151,455	165,419	(17,038)	299,836
Rialto Investments	—	—	138,990	—	138,990
Corporate general and administrative	122,277	—	—	5,061	127,338
Total costs and expenses	122,277	3,352,491	320,281	(12,519)	3,782,530
Lennar Homebuilding equity in loss from unconsolidated entities	—	(26,157)	(519)	—	(26,676)
Lennar Homebuilding other income (expense), net	(90)	9,226	—	128	9,264
Other interest expense	(5,779)	(94,353)	—	5,779	(94,353)
Rialto Investments equity in earnings from unconsolidated entities	—	—	41,483	—	41,483
Rialto Investments other expense, net	—	—	(29,780)	—	(29,780)
Earnings (loss) before income taxes	(128,146)	273,530	76,730	—	222,114
Benefit (provision) for income taxes	20,711	457,850	(43,343)	—	435,218
Equity in earnings from subsidiaries	786,559	55,179	—	(841,738)	—
Net earnings (including net loss attributable to noncontrolling interests)	679,124	786,559	33,387	(841,738)	657,332
Less: Net loss attributable to noncontrolling interests	—	—	(21,792)	—	(21,792)
Net earnings attributable to Lennar	$679,124	786,559	55,179	(841,738)	679,124

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Operations Year Ended November 30, 2011

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Lennar Homebuilding	$—	2,654,660	20,464	—	2,675,124
Lennar Financial Services	—	138,602	144,674	(27,758)	255,518
Rialto Investments	—	—	164,743	—	164,743
Total revenues	—	2,793,262	329,881	(27,758)	3,095,385
Cost and expenses:
Lennar Homebuilding	—	2,495,101	40,586	(6,864)	2,528,823
Lennar Financial Services	—	141,159	111,881	(18,251)	234,789
Rialto Investments	—	—	132,583	—	132,583
Corporate general and administrative	90,195	—	—	5,061	95,256
Total costs and expenses	90,195	2,636,260	285,050	(20,054)	2,991,451
Lennar Homebuilding equity in loss from unconsolidated entities	—	(62,192)	(524)	—	(62,716)
Lennar Homebuilding other income, net	8,441	116,071	—	(8,403)	116,109
Other interest expense	(16,107)	(90,650)	—	16,107	(90,650)
Rialto Investments equity in loss from unconsolidated entities	—	—	(7,914)	—	(7,914)
Rialto Investments other income, net	—	—	39,211	—	39,211
Earnings (loss) before income taxes	(97,861)	120,231	75,604	—	97,974
Benefit (provision) for income taxes	48,407	(24,516)	(9,321)	—	14,570
Equity in earnings from subsidiaries	141,653	45,938	—	(187,591)	—
Net earnings (including net earnings attributable to noncontrolling interests)	92,199	141,653	66,283	(187,591)	112,544
Less: Net earnings attributable to noncontrolling interests	—	—	20,345	—	20,345
Net earnings attributable to Lennar	$92,199	141,653	45,938	(187,591)	92,199

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Operations Year Ended November 30, 2010

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Lennar Homebuilding	$—	2,657,189	48,450	—	2,705,639
Lennar Financial Services	—	154,607	180,283	(59,104)	275,786
Rialto Investments	1,901	4,942	85,754	—	92,597
Total revenues	1,901	2,816,738	314,487	(59,104)	3,074,022
Cost and expenses:
Lennar Homebuilding	—	2,467,117	75,247	959	2,543,323
Lennar Financial Services	—	151,812	148,325	(55,635)	244,502
Rialto Investments	24,717	1,839	41,348	—	67,904
Corporate general and administrative	88,795	—	—	5,131	93,926
Total costs and expenses	113,512	2,620,768	264,920	(49,545)	2,949,655
Lennar Homebuilding equity in loss from unconsolidated entities	—	(10,724)	(242)	—	(10,966)
Lennar Homebuilding other income, net	38,194	19,096	—	(38,155)	19,135
Other interest expense	(47,714)	(70,425)	—	47,714	(70,425)
Rialto Investments equity in earnings from unconsolidated entities	15,363	—	—	—	15,363
Rialto Investments other income (expense), net	—	(22)	17,273	—	17,251
Earnings (loss) before income taxes	(105,768)	133,895	66,598	—	94,725
Benefit (provision) for income taxes	67,368	(34,838)	(6,796)	—	25,734
Equity in earnings from subsidiaries	133,661	34,604	—	(168,265)	—
Net earnings (including net earnings attributable to noncontrolling interests)	95,261	133,661	59,802	(168,265)	120,459
Less: Net earnings attributable to noncontrolling interests	—	—	25,198	—	25,198
Net earnings attributable to Lennar	$95,261	133,661	34,604	(168,265)	95,261

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows Year Ended November 30, 2012

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net earnings (including net loss attributable to noncontrolling interests)	$679,124	786,559	33,387	(841,738)	657,332
Adjustments to reconcile net earnings (including net loss attributable to noncontrolling interests) to net cash provided by (used in) operating activities	68,287	(1,790,158)	(201,847)	841,738	(1,081,980)
Net cash provided by (used in) operating activities	747,411	(1,003,599)	(168,460)	—	(424,648)
Cash flows from investing activities:
Investments in and contributions to Lennar Homebuilding unconsolidated entities, net	—	(27,113)	(842)	—	(27,955)
Distributions of capital from Rialto Investments unconsolidated entities, net	—	—	39,813	—	39,813
Increase in Rialto Investments defeasance cash to retire notes payable	—	—	(4,427)	—	(4,427)
Receipts of principal payments on Rialto Investments loans receivable	—	—	81,648	—	81,648
Proceeds from sales of Rialto Investments real estate owned	—	—	183,883	—	183,883
Other	(218)	3,720	(31,173)	—	(27,671)
Net cash (used in) provided by investing activities	(218)	(23,393)	268,902	—	245,291
Cash flows from financing activities:
Net borrowings (repayments) under Lennar Financial Services debt	—	(76)	47,936	—	47,860
Net proceeds from convertible and senior notes	790,882	—	—	—	790,882
Partial redemption of senior notes	(210,862)	—	—	—	(210,862)
Net repayments on other borrowings	—	(51,918)	(195,694)	—	(247,612)
Exercise of land option contracts from an unconsolidated land investment venture	—	(50,396)	—	—	(50,396)
Net receipts related to noncontrolling interests	—	—	1,179	—	1,179
Excess tax benefits from share-based awards	10,814	—	—	—	10,814
Common stock:
Issuances	32,174	—	—	—	32,174
Repurchases	(17,149)	—	—	—	(17,149)
Dividends	(30,394)	—	—	—	(30,394)
Intercompany	(1,233,417)	1,149,737	83,680	—	—
Net cash (used in) provided by financing activities	(657,952)	1,047,347	(62,899)	—	326,496
Net increase in cash and cash equivalents	89,241	20,355	37,543	—	147,139
Cash and cash equivalents at beginning of period	864,237	172,018	127,349	—	1,163,604
Cash and cash equivalents at end of period	$953,478	192,373	164,892	—	1,310,743

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows Year Ended November 30, 2011

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net earnings (including net earnings attributable to noncontrolling interests)	$92,199	141,653	66,283	(187,591)	112,544
Adjustments to reconcile net earnings (including net earnings attributable to noncontrolling interests) to net cash provided by (used in) operating activities	(10,137)	(288,642)	(260,491)	187,591	(371,679)
Net cash provided by (used in) operating activities	82,062	(146,989)	(194,208)	—	(259,135)
Cash flows from investing activities:
Investments in and contributions to Lennar homebuilding unconsolidated entities, net	—	(62,130)	(5,246)	—	(67,376)
Investments in and contributions to Rialto Investments unconsolidated entities, net	—	—	(50,297)	—	(50,297)
Increase in Rialto Investments defeasance cash to retire notes payable	—	—	(118,077)	—	(118,077)
Receipts of principal payments on Rialto Investments loans receivable	—	—	74,888	—	74,888
Proceeds from sales of Rialto Investments real estate owned	—	—	91,034	—	91,034
Other	(12)	(46,963)	(19,351)	—	(66,326)
Net cash used in investing activities	(12)	(109,093)	(27,049)	—	(136,154)
Cash flows from financing activities:
Net borrowings (repayments) under Lennar Financial Services debt	—	(20)	138,476	—	138,456
Net proceeds from convertible and senior notes	342,562	—	—	—	342,562
Redemption of senior notes	(113,242)	—	—	—	(113,242)
Net repayments on other borrowings	—	(86,185)	(45,675)	—	(131,860)
Exercise of land option contracts from an unconsolidated land investment venture	—	(40,964)	—	—	(40,964)
Net payments related to noncontrolling interests	—	—	(1,315)	—	(1,315)
Common stock:
Issuances	6,751	—	—	—	6,751
Repurchases	(5,724)	—	—	—	(5,724)
Dividends	(29,906)	—	—	—	(29,906)
Intercompany	(489,795)	376,054	113,741	—	—
Net cash (used in) provided by financing activities	(289,354)	248,885	205,227	—	164,758
Net decrease in cash and cash equivalents	(207,304)	(7,197)	(16,030)	—	(230,531)
Cash and cash equivalents at beginning of period	1,071,541	179,215	143,379	—	1,394,135
Cash and cash equivalents at end of period	$864,237	172,018	127,349	—	1,163,604

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows Year Ended November 30, 2010

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net earnings (including net earnings attributable to noncontrolling interests)	$95,261	133,661	59,802	(168,265)	120,459
Adjustments to reconcile net earnings (including net earnings attributable to noncontrolling interests) to net cash provided by (used in) operating activities	424,475	(338,204)	(100,767)	168,265	153,769
Net cash provided by (used in) operating activities	519,736	(204,543)	(40,965)	—	274,228
Cash flows from investing activities:
Investments in and contributions to Lennar Homebuilding unconsolidated entities, net	—	(176,493)	(3,380)	—	(179,873)
(Investments in and contributions to) and distributions of capital from Rialto Investments consolidated and unconsolidated entities, net	(329,369)	—	93,660	—	(235,709)
Acquisitions of Rialto Investments portfolios of distressed real estate assets and improvements to REO	—	(184,699)	—	—	(184,699)
Increase in Rialto Investments defeasance cash to retire notes payable	—	—	(101,309)	—	(101,309)
Other	(1,003)	(16,861)	46,083	—	28,219
Net cash (used in) provided by investing activities	(330,372)	(378,053)	35,054	—	(673,371)
Cash flows from financing activities:
Net borrowings (repayments) under Lennar Financial Services debt	—	(26)	54,147	—	54,121
Net proceeds from convertible notes	951,408	—	—	—	951,408
Redemption and partial redemption of senior notes	(474,654)	—	—	—	(474,654)
Net repayments on other borrowings	—	(80,076)	(55,753)	—	(135,829)
Exercise of land option contracts from an unconsolidated land investment venture	—	(39,301)	—	—	(39,301)
Net receipts related to noncontrolling interests	—	—	9,240	—	9,240
Common stock:
Issuances	2,238	—	—	—	2,238
Repurchases	(1,806)	—	—	—	(1,806)
Dividends	(29,577)	—	—	—	(29,577)
Intercompany	(788,601)	726,901	61,700	—	—
Net cash (used in) provided by financing activities	(340,992)	607,498	69,334	—	335,840
Net (decrease) increase in cash and cash equivalents	(151,628)	24,902	63,423	—	(63,303)
Cash and cash equivalents at beginning of period	1,223,169	154,313	79,956	—	1,457,438
Cash and cash equivalents at end of period	$1,071,541	179,215	143,379	—	1,394,135

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. Quarterly Data (unaudited)

	First	Second	Third	Fourth
(In thousands, except per share amounts)
2012
Revenues	$724,856	930,155	1,099,758	1,349,937
Gross profit from sales of homes	$127,878	178,950	216,211	270,307
Earnings before income taxes	$6,453	52,103	58,635	104,923
Net earnings attributable to Lennar	$14,968	452,703	87,109	124,344
Earnings per share:
Basic	$0.08	2.39	0.46	0.65
Diluted	$0.08	2.06	0.40	0.56
2011
Revenues	$558,045	764,493	820,193	952,654
Gross profit from sales of homes	$91,670	125,746	147,584	158,371
Earnings before income taxes	$36,321	25,800	24,079	11,774
Net earnings attributable to Lennar	$27,406	13,785	20,730	30,278
Earnings per share:
Basic	$0.15	0.07	0.11	0.16
Diluted	$0.14	0.07	0.11	0.16
Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Not applicable.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter that ended on November 30, 2012. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of November 30, 2012 to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.
Our CEO and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2012. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except for new internal controls over financial reporting that were designed and implemented related to the Company’s Rialto Investments segment during the quarter ended November 30, 2012.
Management’s Annual Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm obtained from Deloitte & Touche LLP relating to the effectiveness of Lennar Corporation’s internal control over financial reporting are included elsewhere in this document.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of November 30, 2012. The effectiveness of our internal control over financial reporting as of November 30, 2012 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

Item 9B. Other Information.
Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Lennar Corporation
We have audited the internal control over financial reporting of Lennar Corporation and subsidiaries (the “Company”) as of November 30, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended November 30, 2012 of the Company and our report dated January 29, 2013 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Miami, Florida
January 29, 2013

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item for executive officers is set forth under the heading “Executive Officers of Lennar Corporation” in Part I. The other information called for by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 29, 2013 (120 days after the end of our fiscal year).

Item 11. Executive Compensation.
The information required by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 29, 2013 (120 days after the end of our fiscal year).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 29, 2013 (120 days after the end of our fiscal year), except for the information required by Item 201(d) of Regulation S-K, which is provided below.
The following table summarizes our equity compensation plans as of November 30, 2012:

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) c(1)
Equity compensation plans approved by stockholders	1,280,072	$13.85	11,819,055
Equity compensation plans not approved by stockholders	—	—	—
Total	1,280,072	$13.85	11,819,055

(1)	Both Class A and Class B common stock may be issued.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 29, 2013 (120 days after the end of our fiscal year).

Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 29, 2013 (120 days after the end of our fiscal year).

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this Report.

1.	The following financial statements are contained in Item 8:

2.	The following financial statement schedule is included in this Report:

Financial Statement Schedule	Page in this Report
Report of Independent Registered Public Accounting Firm	142
Schedule II—Valuation and Qualifying Accounts	143
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

3.3	Certificate of Amendment to Certificate of Incorporation, dated April 8, 2003—Incorporated by reference to Annex IV of the Company’s Proxy Statement on Schedule 14A dated March 10, 2003.

3.4	Certificate of Amendment to Certificate of Incorporation, dated April 8, 2008—Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, dated April 8, 2008.

3.5	Bylaws of the Company as amended effective January 17, 2013—Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, dated January 17, 2013.

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

4.10
Indenture, dated November 23, 2011, between Lennar and The Bank of New York Mellon, as trustee (relating to Lennar’s 3.25% Convertible Senior Notes due 2021)—Incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K, dated February 1, 2012.

4.11
Indenture, dated July 20, 2012, between Lennar and The Bank of New York Mellon Trust Company, N.A., as trustee (relating to Lennar’s 4.75% Senior Notes due 2017)—Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-4, Registration No. 333-183755, filed with the Commission on September 6, 2012.

4.12	Indenture, dated October 23, 2012, between Lennar and The Bank of New York Mellon Trust Company, N.A., as trustee (relating to Lennar’s 4.750% Senior Notes due 2022).

10.1*	Lennar Corporation 2007 Equity Incentive Plan—Incorporated by reference to Exhibit A of the Company’s Proxy Statement on Schedule 14A dated February 28, 2007.

10.2*	Lennar Corporation 2007 Incentive Compensation Plan—Incorporated by reference to Exhibit B of the Company’s Proxy Statement on Schedule 14A dated February 28, 2007.

10.3*	Lennar Corporation Employee Stock Ownership Plan and Trust—Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 2-89104.

10.4*	Amendment dated December 13, 1989 to Lennar Corporation Employee Stock Ownership Plan—Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1990.

10.5*
Lennar Corporation Employee Stock Ownership/401(k) Trust Agreement dated December 13, 1989—Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1990.

10.6*
Amendment dated April 18, 1990 to Lennar Corporation Employee Stock Ownership/401(k) Plan—Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1990.

10.7*	Lennar Corporation Nonqualified Deferred Compensation Plan—Incorporated by reference to Exhibit 10 of the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2002.

10.8*
Aircraft Time-Sharing Agreement, dated August 17, 2005, between U.S. Home Corporation and Stuart Miller—Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated August 17, 2005.

10.9*
Amendment No. 1 to Aircraft Time-Sharing Agreement, dated September 1, 2005, between U.S. Home Corporation and Stuart Miller—Incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2005.

10.10
Master Issuing and Paying Agency Agreement, dated March 29, 2006, between Lennar Corporation and JPMorgan Chase Bank, N.A.—Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated March 29, 2006.

10.11
Membership Interest Purchase Agreement, dated as of November 30, 2007, by and among Lennar, Lennar Homes of California, Inc., the Sellers named in the agreement and MS Rialto Residential Holdings, LLC.—Incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007.

10.12
Distribution Agreement, dated April 20, 2009, between Lennar and J.P. Morgan Securities, Inc., as agent (relating to sales by the Company of its Class A common stock)—Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K, dated April 20, 2009.

10.13
Distribution Agreement, dated April 20, 2009, between Lennar and Citigroup Capital Markets Inc., as agent (relating to sales by the Company of its Class A common stock)—Incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K, dated April 20, 2009.

10.14
Distribution Agreement, dated April 20, 2009, between Lennar and Merrill Lynch, Pierce, Fenner & Smith Incorporated., as agent (relating to sales by the Company of its Class A common stock)—Incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K, dated April 20, 2009.

10.15*	Aircraft Time-Sharing Agreement, dated January 26, 2010, between U.S. Home Corporation and Richard Beckwitt.

10.16
Credit Agreement, dated May 2, 2012, by and among Lennar, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders named in the Credit Agreement—Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated May 2, 2012.

21	List of subsidiaries.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14a/15d-14(a) Certification of Stuart A. Miller.

31.2	Rule 13a-14a/15d-14(a) Certification of Bruce E. Gross.

32	Section 1350 Certifications of Stuart A. Miller and Bruce E. Gross.

101
The following financial statements from Lennar Corporation Annual Report on Form 10-K for the year ended November 30, 2012, filed on January 29, 2013, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements (1).

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

LENNAR CORPORATION

/S/ STUART A. MILLER
Stuart A. Miller
Chief Executive Officer and Director
Date:	January 29, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Principal Executive Officer:

Stuart A. Miller	/S/ STUART A. MILLER
Chief Executive Officer and Director	Date:	January 29, 2013

Principal Financial Officer:

Bruce E. Gross	/S/ BRUCE E. GROSS
Vice President and Chief Financial Officer	Date:	January 29, 2013

Principal Accounting Officer:

David M. Collins	/S/ DAVID M. COLLINS
Controller	Date:	January 29, 2013

Directors:

Irving Bolotin	/S/ IRVING BOLOTIN
	Date:	January 29, 2013

Steven L. Gerard	/S/ STEVEN L. GERARD
	Date:	January 29, 2013

Theron I. (“Tig”) Gilliam, Jr.	/s/ Theron I. (“Tig”) Gilliam, Jr.
	Date:	January 29, 2013

Sherrill W. Hudson	/S/ SHERRILL W. HUDSON
	Date:	January 29, 2013

R. Kirk Landon	/S/ R. KIRK LANDON
	Date:	January 29, 2013

Sidney Lapidus	/S/ SIDNEY LAPIDUS
	Date:	January 29, 2013

Jeffrey Sonnenfeld	/S/ JEFFREY SONNENFELD
	Date:	January 29, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Lennar Corporation
We have audited the consolidated financial statements of Lennar Corporation and subsidiaries (the “Company”) as of November 30, 2012 and 2011, and for each of the three years in the period ended November 30, 2012, and the Company’s internal control over financial reporting as of November 30, 2012 and have issued our reports thereon dated January 29, 2013; such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Miami, Florida
January 29, 2013

LENNAR CORPORATION AND SUBSIDIARIES
Schedule II—Valuation and Qualifying Accounts
Years Ended November 30, 2012, 2011 and 2010

		Additions
(In thousands)	Beginning balance	Charged to costs and expenses	Charged (credited) to other accounts	Deductions	Ending balance
Year ended November 30, 2012
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts and notes and other receivables	$3,376	558	(101)	(650)	3,183
Allowance for loan losses and loans receivable	$6,868	28,828	52	(14,395)	21,353
Allowance against net deferred tax assets	$576,890	—	51,259	(539,355)	88,794
Year ended November 30, 2011
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts and notes and other receivables	$3,696	334	(4)	(650)	3,376
Allowance for loan losses and loans receivable	$7,577	14,470	—	(15,179)	6,868
Allowance against net deferred tax assets	$609,463	—	7,287	(39,860)	576,890
Year ended November 30, 2010
Allowances deducted from assets to which they apply:
Allowances for doubtful accounts and notes and other receivables	$11,710	1,525	(85)	(9,454)	3,696
Allowance for loan losses and loans receivable	$7,444	1,328	170	(1,365)	7,577
Allowance against net deferred tax assets	$647,385	4,806	(26,331)	(16,397)	609,463