Form 10-K/A
period 2012-11-30
LENNAR CORP /NEW/
filed 2013-02-06
CIK 920760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
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

DOCUMENTS INCORPORATED BY REFERENCE:

None.

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (the “Amendment”) to the Annual Report on Form 10-K (the “Form 10-K”) for Lennar Corporation (the “Company”) for the fiscal year ended November 30, 2012, initially filed with the Securities and Exchange Commission on January 29, 2012 (the “Original Filing Date”), is being filed solely to include Exhibit 21, the list of the Company's subsidiaries, which was referenced but not included in the Form 10-K.
No other changes have been made to the Form 10-K. This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date and, except for the addition of Exhibit 21, does not modify or update in any way disclosures made in the Form 10-K.

Exhibits	Description
21	List of subsidiaries.

31.1	Rule 13a-14a/15d-14(a) Certification of Stuart A. Miller.

31.2	Rule 13a-14a/15d-14(a) Certification of Bruce E. Gross.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LENNAR CORPORATION

/S/ STUART A. MILLER
Stuart A. Miller
Chief Executive Officer and Director
Date:	February 6, 2013

3