Form 10-Q
period 2013-02-28
LENNAR CORP /NEW/
filed 2013-04-09
CIK 920760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2013
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
Common stock outstanding as of March 31, 2013:
Class A 161,082,667
Class B   31,303,195

Part I. Financial Information
Item 1. Financial Statements

Lennar Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in thousands, except shares and per share amounts)
(unaudited)

	February 28,	November 30,
	2013 (1)	2012 (1)
ASSETS
Lennar Homebuilding:
Cash and cash equivalents	$1,112,728	1,146,867
Restricted cash	8,085	8,096
Receivables, net	58,175	53,745
Inventories:
Finished homes and construction in progress	1,945,434	1,625,048
Land and land under development	3,341,069	3,119,804
Consolidated inventory not owned	325,473	326,861
Total inventories	5,611,976	5,071,713
Investments in unconsolidated entities	577,342	565,360
Other assets	973,565	956,070
	8,341,871	7,801,851
Rialto Investments:
Cash and cash equivalents	64,188	105,310
Defeasance cash to retire notes payable	4,655	223,813
Loans receivable, net	406,207	436,535
Real estate owned, held-for-sale	178,678	134,161
Real estate owned, held-and-used, net	547,273	601,022
Investments in unconsolidated entities	106,609	108,140
Other assets	34,623	38,379
	1,342,233	1,647,360
Lennar Financial Services	748,165	912,995
Total assets	$10,432,269	10,362,206

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

As of February 28, 2013, total assets include $1,837.4 million related to consolidated VIEs of which $15.9 million is included in Lennar Homebuilding cash and cash equivalents, $6.0 million in Lennar Homebuilding receivables, net, $65.6 million in Lennar Homebuilding finished homes and construction in progress, $485.6 million in Lennar Homebuilding land and land under development, $65.9 million in Lennar Homebuilding consolidated inventory not owned, $44.5 million in Lennar Homebuilding investments in unconsolidated entities, $223.2 million in Lennar Homebuilding other assets, $63.3 million in Rialto Investments cash and cash equivalents, $4.7 million in Rialto Investments defeasance cash to retire notes payable, $318.5 million in Rialto Investments loans receivable, net, $115.3 million in Rialto Investments real estate owned, held-for-sale, $422.8 million in Rialto Investments real estate owned, held-and-used, net $0.6 million in Rialto Investments in unconsolidated entities and $5.5 million in Rialto Investments other assets.
As of November 30, 2012, total assets include $2,128.6 million related to consolidated VIEs of which $13.2 million is included in Lennar Homebuilding cash and cash equivalents, $6.0 million in Lennar Homebuilding receivables, net, $57.4 million in Lennar Homebuilding finished homes and construction in progress, $482.6 million in Lennar Homebuilding land and land under development, $65.2 million in Lennar Homebuilding consolidated inventory not owned, $43.7 million in Lennar Homebuilding investments in unconsolidated entities, $224.1 million in Lennar Homebuilding other assets, $104.8 million in Rialto Investments cash and cash equivalents, $223.8 million in Rialto Investments defeasance cash to retire notes payable, $350.2 million in Rialto Investments loans receivable, net, $94.2 million in Rialto Investments real estate owned, held-for-sale, $454.9 million in Rialto Investments real estate owned, held-and-used, net, $0.7 million in Rialto Investments in unconsolidated entities and $7.8 million in Rialto Investments other assets.

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Balance Sheets – (Continued)
(Dollars in thousands, except shares and per share amounts)
(unaudited)

	February 28,	November 30,
	2013 (2)	2012 (2)
LIABILITIES AND EQUITY
Lennar Homebuilding:
Accounts payable	$229,880	220,690
Liabilities related to consolidated inventory not owned	266,803	268,159
Senior notes and other debts payable	4,505,662	4,005,051
Other liabilities	600,569	635,524
	5,602,914	5,129,424
Rialto Investments:
Notes payable and other liabilities	285,166	600,602
Lennar Financial Services	474,549	630,972
Total liabilities	6,362,629	6,360,998
Stockholders’ equity:
Preferred stock	—	—
Class A common stock of $0.10 par value; Authorized: February 28, 2013 and November 30, 2012 - 300,000,000 shares; Issued: February 28, 2013 - 172,726,088 shares and November 30, 2012 -172,397,149 shares	17,273	17,240
Class B common stock of $0.10 par value; Authorized: February 28, 2013 and November 30, 2012 - 90,000,000 shares; Issued: February 28, 2013 - 32,982,815 shares and November 30, 2012 - 32,982,815 shares	3,298	3,298
Additional paid-in capital	2,436,078	2,421,941
Retained earnings	1,654,930	1,605,131
Treasury stock, at cost; February 28, 2013 - 11,702,017 Class A common shares and 1,679,620 Class B common shares; November 30, 2012 - 12,152,816 Class A common shares and 1,679,620 Class B common shares	(615,698)	(632,846)
Total stockholders’ equity	3,495,881	3,414,764
Noncontrolling interests	573,759	586,444
Total equity	4,069,640	4,001,208
Total liabilities and equity	$10,432,269	10,362,206

(2)
As of February 28, 2013, total liabilities include $435.3 million related to consolidated VIEs as to which there was no recourse against the Company, of which $10.1 million is included in Lennar Homebuilding accounts payable, $35.8 million in Lennar Homebuilding liabilities related to consolidated inventory not owned, $186.7 million in Lennar Homebuilding senior notes and other debts payable, $14.5 million in Lennar Homebuilding other liabilities and $188.2 million in Rialto Investments notes payable and other liabilities.

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

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	February 28,	February 29,
	2013	2012
Revenues:
Lennar Homebuilding	$868,444	624,433
Lennar Financial Services	95,880	68,215
Rialto Investments	25,622	32,208
Total revenues	989,946	724,856
Costs and expenses:
Lennar Homebuilding	778,674	584,745
Lennar Financial Services	79,778	59,965
Rialto Investments	31,771	33,370
Corporate general and administrative	31,270	26,842
Total costs and expenses	921,493	704,922
Lennar Homebuilding equity in earnings (loss) unconsolidated entities	(867)	1,083
Lennar Homebuilding other income, net	4,266	4,067
Other interest expense	(26,031)	(24,849)
Rialto Investments equity in earnings from unconsolidated entities	6,173	18,458
Rialto Investments other income (expense), net	1,327	(12,240)
Earnings before income taxes	53,321	6,453
Benefit for income taxes	3,637	1,524
Net earnings (including net loss attributable to noncontrolling interests)	$56,958	7,977
Less: Net loss attributable to noncontrolling interests (1)	(534)	(6,991)
Net earnings attributable to Lennar	$57,492	14,968
Basic earnings per share	$0.30	0.08
Diluted earnings per share	$0.26	0.08
Cash dividends per each Class A and Class B common share	$0.04	0.04
Comprehensive earnings attributable to Lennar	$57,492	14,968
Comprehensive loss attributable to noncontrolling interests	$(534)	(6,991)

(1)
Net loss attributable to noncontrolling interests for the three months ended February 28, 2013 and February 29, 2012 includes ($0.3) million and ($4.3) million, respectively, related to the FDIC’s interest in the portfolio of real estate loans that the Company acquired in partnership with the FDIC.

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	Three Months Ended
	February 28,	February 29,
	2013	2012
Cash flows from operating activities:
Net earnings (including net loss attributable to noncontrolling interests)	$56,958	7,977
Adjustments to reconcile net earnings (including net loss attributable to noncontrolling interests) to net cash used in operating activities:
Depreciation and amortization	6,333	7,630
Amortization of discount/premium on debt, net	5,540	5,371
Lennar Homebuilding equity in (earnings) loss from unconsolidated entities	867	(1,083)
Distributions of earnings from Lennar Homebuilding unconsolidated entities	53	126
Rialto Investments equity in earnings from unconsolidated entities	(6,173)	(18,458)
Distributions of earnings from Rialto Investments unconsolidated entities	107	757
Share based compensation expense	6,486	8,161
Tax benefit from share-based awards	3,164	—
Excess tax benefits from share-based awards	(3,013)	—
Deferred income tax benefit	(7,730)	—
Gains on retirement of Lennar Homebuilding other debts payable	(1,000)	(988)
Unrealized and realized gains on Rialto Investments real estate owned	(10,136)	(5,831)
Impairments of Rialto Investments loans receivable and REO	7,885	4,748
Valuation adjustments and write-offs of option deposits and pre-acquisition costs	1,713	2,326
Changes in assets and liabilities:
Decrease in restricted cash	417	773
(Increase) decrease in receivables	(240)	101,672
Increase in inventories, excluding valuation adjustments and write-offs of option deposits and pre-acquisition costs	(514,597)	(172,159)
(Increase) decrease in other assets	5,559	(1,183)
Decrease in Lennar Financial Services loans-held-for-sale	167,423	30,866
Decrease in accounts payable and other liabilities	(41,108)	(103,149)
Net cash used in operating activities	(321,492)	(132,444)
Cash flows from investing activities:
Net (additions) disposals of operating properties and equipment	(1,261)	1,140
Investments in and contributions to Lennar Homebuilding unconsolidated entities	(14,708)	(26,810)
Distributions of capital from Lennar Homebuilding unconsolidated entities	17,456	9,897
Investments in and contributions to Rialto Investments unconsolidated entities	—	(7,294)
Distributions of capital from Rialto Investments unconsolidated entities	7,680	81
Decrease in Rialto Investments defeasance cash to retire notes payable	219,158	108,163
Receipts of principal payments on Rialto Investments loans receivable	18,434	33,549
Proceeds from sales of Rialto Investments real estate owned	34,451	37,868
Improvements to Rialto Investments real estate owned	(1,716)	(3,963)
Purchase of loans receivable	(5,250)	—
Purchases of Lennar Homebuilding investments available-for-sale	(15,417)	(2,408)
Proceeds from sales of Lennar Homebuilding investments available-for-sale	—	6,436
Decrease in Lennar Financial Services loans held-for-investment, net	446	447
Purchases of Lennar Financial Services investment securities	(13,357)	(1,150)
Proceeds from maturities of Lennar Financial Services investment securities	14,130	750
Net cash provided by investing activities	$260,046	156,706

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	Three Months Ended
	February 28,	February 29,
	2013	2012
Cash flows from financing activities:
Net repayments under Lennar Financial Services debt	$(146,061)	(150,684)
Proceeds from senior notes	450,000	50,000
Debt issuance costs of senior notes and convertible senior notes	(4,730)	(1,035)
Principal repayments on Rialto Investments notes payable	(304,123)	(170,026)
Proceeds from other borrowings	58,092	28,090
Principal payments on other borrowings	(63,926)	(20,267)
Exercise of land option contracts from an unconsolidated land investment venture	(1,270)	(4,628)
Receipts related to noncontrolling interests	434	391
Payments related to noncontrolling interests	(12,585)	—
Excess tax benefits from share-based awards	3,013	—
Common stock:
Issuances	21,668	10,761
Dividends	(7,693)	(7,562)
Net cash used in financing activities	(7,181)	(264,960)
Net decrease in cash and cash equivalents	(68,627)	(240,698)
Cash and cash equivalents at beginning of period	1,310,743	1,163,604
Cash and cash equivalents at end of period	$1,242,116	922,906
Summary of cash and cash equivalents:
Lennar Homebuilding	$1,112,728	792,165
Lennar Financial Services	65,200	56,555
Rialto Investments	64,188	74,186
	$1,242,116	922,906
Supplemental disclosures of non-cash investing and financing activities:
Lennar Homebuilding:
Non-cash contributions to unconsolidated entities	$16,734	1,314
Inventory acquired in satisfaction of other assets including investments available-for-sale	$—	90,385
Non-cash purchases of investments available-for-sale	$—	12,520
Purchases of inventories and other assets financed by sellers	$59,821	49,615
Rialto Investments:
Real estate owned acquired in satisfaction/partial satisfaction of loans receivable	$15,321	41,588

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

(1)	Basis of Presentation
Basis of Consolidation
The accompanying condensed consolidated financial statements include the accounts of Lennar Corporation and all subsidiaries, partnerships and other entities in which Lennar Corporation has a controlling interest and VIEs (see Note 15) in which Lennar Corporation is deemed to be the primary beneficiary (the “Company”). The Company’s investments in both unconsolidated entities in which a significant, but less than controlling, interest is held and in VIEs in which the Company is not deemed to be the primary beneficiary, are accounted for by the equity method. All intercompany transactions and balances have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended November 30, 2012. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the accompanying condensed consolidated financial statements have been made.
The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The condensed consolidated statements of operations for the three months ended February 28, 2013 are not necessarily indicative of the results to be expected for the full year.
Rialto Management Fees Revenue
The Rialto Investments segment provides services to a variety of legal entities and investment vehicles such as funds, joint ventures, co-invests, and other private equity structures to manage their respective investments. As a result, Rialto earns and receives management fees, underwriting fees, due diligence fees and liquidation fees on asset resolutions. The management fees and other forms of compensation to Rialto vary on a deal by deal basis and can increase after meeting certain investment hurdles. Management fees related to the Rialto Investments segment are included in Rialto Investments revenue and are recorded when contract terms are met, fees are determinable and collectability is reasonably assured. We believe the way we record Rialto Investments' management fees revenue is a significant accounting policy because it is a significant portion of Rialto Investments segment's revenues and will continue to grow in the future as the segment manages more assets.
Reclassifications
Certain prior year amounts in the condensed consolidated financial statements have been reclassified to conform with the 2013 presentation. These reclassifications had no impact on the Company’s results of operations.
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
Operations of the Rialto Investments (“Rialto”) segment include sourcing, underwriting, pricing, managing and ultimately monetizing real estate and real estate related assets, as well as providing similar services to others in markets across the country. Rialto’s operating earnings consists of revenues generated primarily from accretable interest income associated with portfolios of real estate loans acquired in partnership with the FDIC and other portfolios of real estate loans and assets acquired, asset management, due diligence and underwriting fees derived from the segment's Real Estate Investment Fund, LP (the “Fund I”), fees for sub-advisory services, other income (expense), net, consisting primarily of net gains upon foreclosure of real estate owned (“REO”) and net gains on sale of REO, and equity in earnings (loss) from unconsolidated entities, less the costs incurred by the segment for managing portfolios, REO expenses and other general administrative expenses.
Each reportable segment follows the same accounting policies described in Note 1 – “Summary of Significant Accounting Policies” to the consolidated financial statements in the Company’s 2012 Annual Report on Form 10-K. Operational results of each segment are not necessarily indicative of the results that would have occurred had the segment been an independent, stand-alone entity during the periods presented.

Financial information relating to the Company’s operations was as follows:

(In thousands)	February 28, 2013	November 30, 2012
Assets:
Homebuilding East	$1,640,261	1,565,439
Homebuilding Central	820,877	729,300
Homebuilding West	2,601,065	2,396,515
Homebuilding Southeast Florida	678,094	603,360
Homebuilding Houston	312,404	273,605
Homebuilding Other (1)	805,786	724,461
Rialto Investments (2)	1,342,233	1,647,360
Lennar Financial Services	748,165	912,995
Corporate and unallocated	1,483,384	1,509,171
Total assets	$10,432,269	10,362,206

(1)	Includes assets related to the Company's multifamily business of $63.2 million and $29.1 million, respectively, as of February 28, 2013 and November 30, 2012.

(2)	Consists primarily of assets of consolidated VIEs (see Note 8).

	Three Months Ended
	February 28,	February 29,
(In thousands)	2013	2012
Revenues:
Homebuilding East	$288,892	244,833
Homebuilding Central	149,032	85,713
Homebuilding West	174,075	123,085
Homebuilding Southeast Florida	71,851	49,789
Homebuilding Houston	108,518	84,834
Homebuilding Other	76,076	36,179
Lennar Financial Services	95,880	68,215
Rialto Investments	25,622	32,208
Total revenues (1)	$989,946	724,856
Operating earnings (loss):
Homebuilding East	$22,875	13,947
Homebuilding Central	13,957	1,064
Homebuilding West	12,603	(7,573)
Homebuilding Southeast Florida	9,408	6,634
Homebuilding Houston	9,506	4,516
Homebuilding Other	(1,211)	1,401
Lennar Financial Services	16,102	8,250
Rialto Investments	1,351	5,056
Total operating earnings	84,591	33,295
Corporate general and administrative expenses	31,270	26,842
Earnings before income taxes	$53,321	6,453

(1)
Total revenues are net of sales incentives of $74.0 million ($23,300 per home delivered) for the three months ended February 28, 2013, compared to $84.5 million ($34,200 per home delivered) for the three months ended February 29, 2012.

Valuation adjustments and write-offs relating to the Company’s homebuilding operations were as follows:

	Three Months Ended
	February 28,	February 29,
(In thousands)	2013	2012
Valuation adjustments to finished homes, CIP and land on which the Company intends to build homes:
East	$49	217
Central	37	153
West	98	530
Southeast Florida	1,050	328
Houston	—	61
Other	21	736
Total	1,255	2,025
Valuation adjustments to land the Company intends to sell or has sold to third parties:
East	83	—
Central	2	—
West	158	—
Total	243	—
Write-offs of option deposits and pre-acquisition costs:
East	171	7
Central	26	49
West	18	232
Other	—	2
Total	215	290
Valuation adjustments to investments of unconsolidated entities:
East	—	11
Total	—	11
Total valuation adjustments and write-offs of option deposits and pre-acquisition costs	$1,713	2,326
During the three months ended February 28, 2013, the Company recorded lower valuation adjustments than during the three months ended February 29, 2012. Changes in market conditions and other specific developments may cause the Company to re-evaluate its strategy regarding certain assets that could result in further valuation adjustments and/or additional write-offs of option deposits and pre-acquisition costs due to abandonment of those options contracts.

(3)	Lennar Homebuilding Investments in Unconsolidated Entities
Summarized condensed financial information on a combined 100% basis related to Lennar Homebuilding’s unconsolidated entities that are accounted for by the equity method was as follows:
Statements of Operations

	Three Months Ended
	February 28,	February 29,
(In thousands)	2013	2012
Revenues	$81,224	82,644
Costs and expenses	81,637	83,422
Other income	13,361	—
Net earnings (loss) of unconsolidated entities	$12,948	(778)
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities	$(867)	1,083
Balance Sheets

(In thousands)	February 28, 2013	November 30, 2012
Assets:
Cash and cash equivalents	$167,418	157,340
Inventories	2,802,210	2,792,064
Other assets	183,024	250,940
	$3,152,652	3,200,344
Liabilities and equity:
Accounts payable and other liabilities	$255,369	310,496
Debt	718,154	759,803
Equity	2,179,129	2,130,045
	$3,152,652	3,200,344
As of February 28, 2013 and November 30, 2012, the Company’s recorded investments in Lennar Homebuilding unconsolidated entities were $577.3 million and $565.4 million, respectively, while the underlying equity in Lennar Homebuilding unconsolidated entities partners’ net assets as of February 28, 2013 and November 30, 2012 was $690.6 million, and $681.6 million, respectively, primarily as a result of the Company buying its interest in a partner's equity in a Lennar Homebuilding unconsolidated entity at a discount to book value.
In fiscal 2007, the Company sold a portfolio of land to a strategic land investment venture with Morgan Stanley Real Estate Fund II, L.P., an affiliate of Morgan Stanley & Co., Inc., in which the Company has approximately a 20% ownership interest and 50% voting rights. Due to the nature of the Company’s continuing involvement, the transaction did not qualify as a sale by the Company under GAAP; thus, the inventory has remained on the Company’s condensed consolidated balance sheet in consolidated inventory not owned. As of February 28, 2013 and November 30, 2012, the portfolio of land (including land development costs) of $255.8 million and $264.9 million, respectively, is also reflected as inventory in the summarized condensed financial information related to Lennar Homebuilding’s unconsolidated entities.
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

The summary of the Company’s net recourse exposure related to Lennar Homebuilding unconsolidated entities in which the Company has investments was as follows:

(In thousands)	February 28, 2013	November 30, 2012
Several recourse debt - repayment	$40,773	48,020
Joint and several recourse debt - repayment	15,000	18,695
The Company’s maximum recourse exposure	55,773	66,715
Less: joint and several reimbursement agreements with the Company’s partners	(13,500)	(16,826)
The Company’s net recourse exposure	$42,273	49,889
During the three months ended February 28, 2013, the Company’s maximum recourse exposure related to indebtedness of Lennar Homebuilding unconsolidated entities decreased by $10.9 million primarily related to the joint ventures selling assets and other transactions.
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

(In thousands)	February 28, 2013	November 30, 2012
Assets	$1,811,292	1,843,163
Liabilities	$732,346	765,295
Equity	$1,078,946	1,077,868
In addition, in most instances in which the Company has guaranteed debt of a Lennar Homebuilding unconsolidated entity, the Company’s partners have also guaranteed that debt and are required to contribute their share of the guarantee payments. Historically, the Company has had repayment guarantees and/or maintenance guarantees. In a repayment guarantee, the Company and its venture partners guarantee repayment of a portion or all of the debt in the event of default before the lender would have to exercise its rights against the collateral. In the event of default, if the Company’s venture partner does not have adequate financial resources to meet its obligations under the reimbursement agreement, the Company may be liable for more than its proportionate share, up to its maximum recourse exposure, which is the full amount covered by the joint and several guarantee. The maintenance guarantees only apply if the value of the collateral (generally land and improvements) is less than a specified percentage of the loan balance. If the Company is required to make a payment under a maintenance guarantee to bring the value of the collateral above the specified percentage of the loan balance, the payment would constitute a capital contribution or loan to the Lennar Homebuilding unconsolidated entity and increase the Company’s investment in the unconsolidated entity and its share of any funds the unconsolidated entity distributes. As of both February 28, 2013 and November 30, 2012, the Company does not have any maintenance guarantees related to its Lennar Homebuilding unconsolidated entities.
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
During the three months ended February 28, 2013, there were no loan paydowns by Lennar relating to recourse debt. During the three months ended February 29, 2012, there were other loan paydowns of $3.4 million. During both the three months ended February 28, 2013 and February 29, 2012, there were no payments under completion guarantees.
As of February 28, 2013, the fair values of the repayment guarantees and completion guarantees were not material. The Company believes that as of February 28, 2013, in the event it becomes legally obligated to perform under a guarantee of the obligation of a Lennar Homebuilding unconsolidated entity due to a triggering event under a guarantee, most of the time the collateral should be sufficient to repay at least a significant portion of the obligation or the Company and its partners would contribute additional capital into the venture. In certain instances, the Company has placed performance letters of credit and surety bonds with municipalities for its joint ventures (see Note 11).

The total debt of the Lennar Homebuilding unconsolidated entities in which the Company has investments was as follows:

(In thousands)	February 28, 2013	November 30, 2012
The Company’s net recourse exposure	$42,273	49,889
Reimbursement agreements from partners	13,500	16,826
The Company’s maximum recourse exposure	$55,773	66,715
Non-recourse bank debt and other debt (partner’s share of several recourse)	$93,066	114,900
Non-recourse land seller debt or other debt	18,488	26,340
Non-recourse debt with completion guarantees	464,044	458,418
Non-recourse debt without completion guarantees	86,783	93,430
Non-recourse debt to the Company	662,381	693,088
Total debt	$718,154	759,803
The Company’s maximum recourse exposure as a % of total JV debt	8%	9%

(4)	Stockholders' Equity
The following table reflects the changes in equity attributable to both Lennar Corporation and the noncontrolling interests of its consolidated subsidiaries in which it has less than a 100% ownership interest for both the three months ended February 28, 2013 and February 29, 2012:

		Stockholders’ Equity
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Treasury Stock	Retained Earnings	Noncontrolling Interests
Balance at November 30, 2012	$4,001,208	17,240	3,298	2,421,941	(632,846)	1,605,131	586,444
Net earnings (including net loss attributable to noncontrolling interests)	56,958	—	—	—	—	57,492	(534)
Employee stock and directors plans	21,668	33	—	4,487	17,148	—	—
Tax benefit from employee stock plans and vesting of restricted stock	3,164	—	—	3,164	—	—	—
Amortization of restricted stock	6,486	—	—	6,486	—	—	—
Cash dividends	(7,693)	—	—	—	—	(7,693)	—
Receipts related to noncontrolling interests	434	—	—	—	—	—	434
Payments related to noncontrolling interests	(12,585)	—	—	—	—	—	(12,585)
Balance at February 28, 2013	$4,069,640	17,273	3,298	2,436,078	(615,698)	1,654,930	573,759

		Stockholders’ Equity
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Treasury Stock	Retained Earnings	Noncontrolling Interests
Balance at November 30, 2011	$3,303,525	16,910	3,298	2,341,079	(621,220)	956,401	607,057
Net earnings (including net loss attributable to noncontrolling interests)	7,977	—	—	—	—	14,968	(6,991)
Employee stock and directors plans	11,646	46	—	6,078	5,522	—	—
Amortization of restricted stock	7,276	—	—	7,276	—	—	—
Cash dividends	(7,562)	—	—	—	—	(7,562)	—
Receipts related to noncontrolling interests	391	—	—	—	—	—	391
Balance at February 29, 2012	$3,323,253	16,956	3,298	2,354,433	(615,698)	963,807	600,457
The Company has a stock repurchase program which permits the purchase of up to 20 million shares of its outstanding common stock. During the three months ended February 28, 2013 and February 29, 2012, there were no repurchases of common stock under the stock repurchase program. As of February 28, 2013, 6.2 million shares of common stock can be repurchased in the future under the program.
During three months ended February 28, 2013 and February 29, 2012, treasury stock decreased by 0.5 million and 0.3 million, respectively, in Class A common shares due to activity related to the Company's equity compensation plan.

(5)	Income Taxes
A reduction of the carrying amounts of deferred tax assets by a valuation allowance is required, if based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed each reporting period by the Company based on the more-likely-than-not realization threshold criterion. In the assessment of the need for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, actual earnings, forecasts of future profitability, the duration of statutory carryforward periods, the Company’s experience with loss carryforwards not expiring unused and tax planning alternatives.
During the year ended November 30, 2012, the Company concluded that it was more likely than not that the majority of its deferred tax assets would be utilized. This conclusion was based on a detailed evaluation of all relevant evidence, both positive and negative as detailed in the Company's Form 10-K for the year ended November 30, 2012. Accordingly, the Company reversed a majority of its valuation allowance against its deferred tax assets. As of November 30, 2012, the Company had a valuation allowance of $88.8 million, primarily related to state net operating loss ("NOL") carryforwards.
During the three months ended February 28, 2013, the Company concluded that it was more likely than not that a portion of its state NOL carryforwards related to which a valuation allowance had been established would be utilized. This conclusion was based on additional positive evidence including actual and forecasted profitability. Accordingly, during the three months ended February 28, 2013, the Company reversed $25.1 million of its valuation allowance against its state NOL carryforwards. This reversal was partially offset by a tax provision of $21.5 million primarily related to pre-tax earnings during the three months ended February 28, 2013. Therefore, the Company had a $3.6 million net benefit for income taxes during the three months ended February 28, 2013. During the three months ended February 29, 2012, the Company recorded a tax benefit of $1.5 million, primarily related to a refund claim for certain losses carried back to a prior year. Based on an analysis utilizing objectively verifiable evidence, it was not more likely than not that certain state NOL carryforwards would be utilized due to an inability to carry back these losses in most states and short carryforward periods that exist in certain states. As a result, as of February 28, 2013, the Company had a valuation allowance of $63.7 million against its deferred tax assets, primarily related to state NOL carryforwards. In future periods, some or all of the remaining allowance could be reversed if additional sufficient positive evidence is present indicating that it is more likely than not that a portion or all of the Company's remaining deferred tax assets will be realized.
As of February 28, 2013, the Company's deferred tax assets, net, were $475.3 million, of which $481.2 million were deferred tax assets included in Lennar Homebuilding's other assets on the Company's condensed consolidated balance sheets and $5.9 million were deferred tax liabilities included in Lennar Financial Services segment's liabilities on the Company's condensed consolidated balance sheets.
At February 28, 2013 and November 30, 2012, the Company had federal tax effected NOL carryforwards totaling $279.7 million and $278.8 million, respectively, that may be carried forward up to 20 years to offset future taxable income and begin to expire in 2025. As of February 28, 2013, the Company needs to generate $1.0 billion of pre-tax earnings in future periods to realize all of its federal NOL carryforwards and federal deductible temporary tax differences. At February 28, 2013 and November, 30, 2012, the Company had state tax effected NOL carryforwards totaling $173.5 million and $173.6 million, respectively, that may be carried forward from 5 to 20 years, depending on the tax jurisdiction, with losses expiring between 2013 and 2032. As of February 28, 2013, state NOL carryforwards totaling $7.9 million may expire over the next twelve months if sufficient taxable income is not generated to utilize the net operating losses. At February 28, 2013 and November, 30, 2012, the Company had a valuation allowance of $59.5 million and $84.6 million, respectively, against its state NOL carryforwards because the Company believes it is more likely than not that a portion of its state NOL carryforwards will not be realized due to the limited carryforward periods in certain states.
At February 28, 2013 and November 30, 2012, the Company had $8.8 million and $12.3 million of gross unrecognized tax benefits. If the Company were to recognize its gross unrecognized tax benefits as of February 28, 2013, $5.7 million would affect the Company’s effective tax rate. The Company expects the total amount of unrecognized tax benefits to decrease by $1.6 million within twelve months as a result of anticipated settlements with various taxing authorities.
During the three months ended February 28, 2013, the Company’s gross unrecognized tax benefits decreased by $3.5 million primarily as a result of state tax payments resulting from a previously settled IRS examination. The decrease in gross unrecognized tax benefits had no effect on the Company’s effective tax rate, which was (6.75%). As a result of the partial reversal of the valuation allowance against the Company's deferred tax assets, the effective tax rate is not reflective of the Company's historical tax rate.
At February 28, 2013, the Company had $18.1 million accrued for interest and penalties, of which $0.4 million was recorded during the three months ended February 28, 2013. During the three months ended February 28, 2013, the accrual for interest and penalties was reduced by $2.8 million primarily as a result of the payment of interest related to state tax payments resulting from a previously settled IRS examination. At November 30, 2012, the Company had $20.5 million accrued for interest and penalties.
The IRS is currently examining the Company’s federal income tax return for fiscal year 2011 and certain state taxing authorities are examining various fiscal years. The final outcome of these examinations is not yet determinable. The statute of limitations for the Company’s major tax jurisdictions remains open for examination for fiscal year 2005 and subsequent years. The Company participates in the Compliance Assurance Process, "CAP," an IRS examination program. This program operates as a contemporaneous exam throughout the year in order to keep exam cycles current and achieve a higher level of compliance.

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
Basic and diluted earnings per share were calculated as follows:

	Three Months Ended
	February 28,	February 29,
(In thousands, except per share amounts)	2013	2012
Numerator:
Net earnings attributable to Lennar	$57,492	14,968
Less: distributed earnings allocated to nonvested shares	102	115
Less: undistributed earnings allocated to nonvested shares	664	113
Numerator for basic earnings per share	56,726	14,740
Plus: interest on 2.00% convertible senior notes due 2020 and 3.25% convertible senior notes due 2021	2,826	2,911
Plus: undistributed earnings allocated to convertible shares	662	113
Less: undistributed earnings reallocated to convertible shares	588	137
Numerator for diluted earnings per share	$59,626	17,627
Denominator:
Denominator for basic earnings per share - weighted average common shares outstanding	189,548	185,997
Effect of dilutive securities:
Shared based payments	573	883
Convertible senior notes	35,896	26,933
Denominator for diluted earnings per share - weighted average common shares outstanding	226,017	213,813
Basic earnings per share	$0.30	0.08
Diluted earnings per share	$0.26	0.08
For the three months ended February 28, 2013, there were no options to purchase shares of Class A stock that were outstanding and anti-dilutive. For three months ended February 29, 2012, options to purchase 0.3 million shares of Class A stock were outstanding and anti-dilutive.

(7)	Lennar Financial Services Segment
The assets and liabilities related to the Lennar Financial Services segment were as follows:

(In thousands)	February 28, 2013	November 30, 2012
Assets:
Cash and cash equivalents	$65,200	58,566
Restricted cash	12,566	12,972
Receivables, net (1)	171,580	172,230
Loans held-for-sale (2)	334,658	502,318
Loans held-for-investment, net	23,593	23,982
Investments held-to-maturity	62,746	63,924
Goodwill	34,046	34,046
Other (3)	43,776	44,957
	$748,165	912,995
Liabilities:
Notes and other debts payable	$311,933	457,994
Other (4)	162,616	172,978
	$474,549	630,972

(1)	Receivables, net primarily relate to loans sold to investors for which the Company had not yet been paid as of February 28, 2013 and November 30, 2012, respectively.

(2)	Loans held-for-sale relate to unsold loans carried at fair value.

(3)	Other assets include mortgage loan commitments carried at fair value of $12.0 million and $12.7 million as of February 28, 2013 and November 30, 2012, respectively.

(4)
Other liabilities include $75.7 million and $76.1 million as of February 28, 2013 and November 30, 2012, respectively, of certain of the Company’s self-insurance reserves related to general liability and workers’ compensation. Other liabilities also include forward contracts carried at fair value of $2.1 million and $2.6 million as of February 28, 2013 and November 30, 2012, respectively.

At February 28, 2013, the Lennar Financial Services segment had a 364-day warehouse repurchase facility with a maximum aggregate commitment of $100 million and an additional uncommitted amount of $100 million that matures in February 2014, a 364-day warehouse repurchase facility with a maximum aggregate commitment of $200 million that matures in July 2013, a 364-day warehouse repurchase facility with a maximum aggregate commitment of $150 million that matures February 2014 (plus a $100 million accordion feature that is usable from 10 days prior to quarter-end through 20 days after quarter-end) and a 364-day warehouse facility with a maximum aggregate commitment of $60 million, that matures November 2013. As of February 28, 2013, the maximum aggregate commitment and uncommitted amount under these facilities totaled $610 million and $100 million, respectively.
The Lennar Financial Services segment uses these facilities to finance its lending activities until the mortgage loans are sold to investors and expects the facilities to be renewed or replaced with other facilities when they mature. Borrowings under the facilities were $311.9 million and $458.0 million at February 28, 2013 and November 30, 2012, respectively, and were collateralized by mortgage loans and receivables on loans sold to investors but not yet paid for with outstanding principal balances of $405.7 million and $509.1 million at February 28, 2013 and November 30, 2012, respectively. If the facilities are not renewed, the borrowings under the lines of credit will be paid off by selling the mortgage loans held-for-sale to investors and by collecting on receivables on loans sold but not yet paid. Without the facilities, the Lennar Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities.
Substantially all of the loans the Lennar Financial Services segment originates are sold within a short period in the secondary mortgage market on a servicing released, non-recourse basis. After the loans are sold, the Company retains potential liability for possible claims by purchasers that it breached certain limited industry-standard representations and warranties in the loan sale agreement. There has been an increased industry-wide effort by purchasers to defray their losses during the unfavorable economic environment by purporting to have found inaccuracies related to sellers’ representations and warranties in particular loan sale agreements. The Company’s mortgage operations have established reserves for possible losses associated with mortgage loans previously originated and sold to investors. The Company establishes reserves for such possible losses based upon, among other things, an analysis of repurchase requests received, an estimate of potential repurchase claims not yet received and actual past repurchases and losses through the disposition of affected loans, as well as previous settlements. While the Company believes that it has adequately reserved for known losses and projected repurchase requests, given the volatility in the mortgage industry and the uncertainty regarding the ultimate resolution of these claims, if either actual repurchases or the losses incurred resolving those repurchases exceed the Company’s expectations, additional recourse expense may be incurred. Loan origination liabilities are included in Lennar Financial Services’ liabilities in the condensed consolidated balance sheets. The activity in the Company’s loan origination liabilities was as follows:

	Three Months Ended
	February 28,	February 29,
(In thousands)	2013	2012
Loan origination liabilities, beginning of period	$7,250	6,050
Provision for losses during the period	413	93
Adjustments to pre-existing provisions for losses from changes in estimates	96	8
Payments/settlements	(153)	(190)
Loan origination liabilities, end of period	$7,606	5,961
For Lennar Financial Services loans held-for-investment, net, a loan is deemed impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Interest income is not accrued or recognized on impaired loans unless payment is received. Impaired loans are written-off if and when the loan is no longer secured by collateral. The total unpaid principal balance of the impaired loans as of February 28, 2013 and November 30, 2012 was $7.8 million and $7.3 million, respectively. At February 28, 2013, the recorded investment in the impaired loans with a valuation allowance was $3.4 million, net of an allowance of $4.4 million. At November 30, 2012, the recorded investment in the impaired loans with a valuation allowance was $2.9 million, net of an allowance of $4.4 million. The average recorded investment in impaired loans totaled $3.2 million and $3.6 million for the three months ended February 28, 2013 and February 29, 2012.

(8)	Rialto Investments Segment
The assets and liabilities related to the Rialto segment were as follows:

(In thousands)	February 28, 2013	November 30, 2012
Assets:
Cash and cash equivalents	$64,188	105,310
Defeasance cash to retire notes payable	4,655	223,813
Loans receivable, net	406,207	436,535
Real estate owned - held-for-sale	178,678	134,161
Real estate owned - held-and-used, net	547,273	601,022
Investments in unconsolidated entities	106,609	108,140
Investments held-to-maturity	15,262	15,012
Other	19,361	23,367
	$1,342,233	1,647,360
Liabilities:
Notes payable	$270,357	574,480
Other	14,809	26,122
	$285,166	600,602
Rialto’s operating earnings were as follows:

	Three Months Ended
	February 28,	February 29,
(In thousands)	2013	2012
Revenues	$25,622	32,208
Costs and expenses	31,771	33,370
Rialto Investments equity in earnings from unconsolidated entities	6,173	18,458
Rialto Investments other income (expense), net	1,327	(12,240)
Operating earnings (1)	$1,351	5,056

(1)	Operating earnings for the three months ended February 28, 2013 and February 29, 2012 include net loss attributable to noncontrolling interests of ($0.3) million and ($4.3) million, respectively.
The following is a detail of Rialto Investments other income (expense), net for the periods indicated:

	Three Months Ended
	February 28,	February 29,
(In thousands)	2013	2012
Realized gains on REO sales, net	$8,671	42
Unrealized gains on transfer of loans receivable to REO, net	670	1,952
REO expenses	(12,556)	(18,074)
Rental income	4,542	3,840
Rialto Investments other income (expense), net	$1,327	(12,240)
Loans Receivable
In February 2010, the Rialto segment acquired indirectly 40% managing member equity interests in two limited liability companies (“LLCs”), in partnership with the FDIC. The LLCs hold performing and non-performing loans formerly owned by 22 failed financial institutions and when the Rialto segment acquired its interests in the LLCs, the two portfolios consisted of approximately 5,500 distressed residential and commercial real estate loans (“FDIC Portfolios”). The FDIC retained 60% equity interests in the LLCs and provided $626.9 million of financing with 0% interest, which is non-recourse to the Company and the LLCs. As of February 28, 2013 and November 30, 2012, the notes payable balance was $167.2 million and $470.0 million, respectively; however, as of February 28, 2013 and November 30, 2012, $4.7 million and $223.8 million, respectively, of cash collections on loans in excess of expenses were deposited in a defeasance account, established for the repayment of the notes payable, under the agreement with the FDIC. The funds in the defeasance account are being and will be used to retire the notes payable upon their maturity. During the three months ended February 28, 2013, the LLCs retired $302.8 million principal amount of the notes payable under the agreement with the FDIC through the defeasance account. In February 2013, the Rialto segment and the FDIC entered into a forbearance agreement whereby the FDIC temporarily waived its right to reissue a new purchase money note for the remaining $11.2 million balance of the portion of the notes payable that was due on February 25, 2013 until July 25, 2013. This forbearance does not meet the definition of an extension in the financing agreement and thus, no triggering event is deemed to have occurred. The Company agreed to disburse all available funds in the defeasance account on a monthly basis to the FDIC until the remaining $11.2 million balance of the portion of the notes payable that was due on February 25, 2013 was paid in full, but no later than July 25, 2013. In March 2013, the Company paid the remaining balance of the notes payable that was due on February 25, 2013 with cash disbursed from the defeasance account.
The LLCs met the accounting definition of VIEs and since the Company was determined to be the primary beneficiary, the Company consolidated the LLCs. At February 28, 2013, these consolidated LLCs had total combined assets and liabilities of $930.7 million and $188.2 million, respectively. At November 30, 2012, these consolidated LLCs had total combined assets and liabilities of $1,236.4 million and $493.4 million, respectively.
In September 2010, the Rialto segment acquired approximately 400 distressed residential and commercial real estate loans (“Bank Portfolios”) and over 300 REO properties from three financial institutions. The Company paid $310 million for the distressed real estate and real estate related assets of which $124 million was financed through a 5-year senior unsecured note provided by one of the selling institutions of which $33.0 million of principal amount was retired in 2012.
The following table displays the loans receivable by aggregate collateral type:

(In thousands)	February 28, 2013	November 30, 2012
Land	$202,094	216,095
Single family homes	82,999	93,207
Commercial properties	89,512	96,226
Multi-family homes	17,200	12,776
Other	14,402	18,231
Loans receivable	$406,207	436,535

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
The outstanding balance and carrying value of loans accounted for under ASC 310-30 was as follows:

(In thousands)	February 28, 2013	November 30, 2012
Outstanding principal balance	$766,840	812,187
Carrying value	$372,105	396,200

The activity in the accretable yield for the FDIC Portfolios and Bank Portfolios during the three months ended February 28, 2013 and February 29, 2012 were as follows:

(In thousands)	February 28, 2013	February 29, 2012
Accretable yield, beginning of period	$112,899	209,480
Additions	18,949	1,838
Deletions	(19,915)	(10,635)
Accretions	(13,845)	(21,403)
Accretable yield, end of period	$98,088	179,280
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
The following tables represent nonaccrual loans in the FDIC Portfolios and Bank Portfolios accounted for under ASC 310-10 aggregated by collateral type:
February 28, 2013

		Recorded Investment
(In thousands)	Unpaid Principal Balance	With Allowance	Without Allowance	Total Recorded Investment
Land	$8,659	2,429	1,321	3,750
Single family homes	17,748	6,730	2,316	9,046
Commercial properties	32,638	692	20,614	21,306
Loans receivable	$59,045	9,851	24,251	34,102
November 30, 2012

		Recorded Investment
(In thousands)	Unpaid Principal Balance	With Allowance	Without Allowance	Total Recorded Investment
Land	$23,163	4,983	2,844	7,827
Single family homes	18,966	8,311	2,244	10,555
Commercial properties	35,996	1,006	20,947	21,953
Loans receivable	$78,125	14,300	26,035	40,335
The average recorded investment in impaired loans totaled approximately $37 million and $69 million for the three months ended February 28, 2013 and February 29, 2012, respectively.
The loans receivable portfolios consist of loans acquired at a discount. Based on the nature of these loans, the portfolios are managed by assessing the risks related to the likelihood of collection of payments from borrowers and guarantors, as well as monitoring the value of the underlying collateral. The following are the risk categories for the loans receivable portfolios:
Accrual — Loans in which forecasted cash flows under the loan agreement, as it might be modified from time to time, can be reasonably estimated at the date of acquisition. The risk associated with loans in this category relates to the possible default by the borrower with respect to principal and interest payments and the possible decline in value of the underlying collateral and thus, both could cause a decline in the forecasted cash flows used to determine accretable yield income and the recognition of an impairment through an allowance for loan losses. As of February 28, 2013, the Company had an allowance on these loans of $16.9 million. During the three months ended February 28, 2013, the Company recorded $6.1 million of provision for loan losses offset by charge-offs of $1.4 million upon resolution of the loans. As of November 30, 2012, the Company had an allowance on these loans of $12.2 million. During the three months ended February 29, 2012, the Company did not record any provision for loan losses or charge-offs on these loans.
Nonaccrual — Loans in which forecasted principal and interest could not be reasonably estimated at the date of acquisition. Although the Company believes the recorded investment balance will ultimately be realized, the risk of nonaccrual loans relates to a decline in the value of the collateral securing the outstanding obligation and the recognition of an impairment through an allowance for loan losses if the recorded investment in the loan exceeds the fair value of the collateral less estimated cost to sell. As of February 28, 2013 and November 30, 2012, the Company had an allowance on these loans of $1.7 million and $3.7 million, respectively. During the three months ended February 28, 2013 and February 29, 2012, the Company recorded $1.0 million and $0.9 million, respectively, of provision for loan losses offset by charge-offs of $3.0 million and $1.6 million, respectively, upon foreclosure of the loans.
Accrual and nonaccrual loans receivable by risk categories were as follows:
February 28, 2013

(In thousands)	Accrual	Nonaccrual	Total
Land	$198,344	3,750	202,094
Single family homes	73,953	9,046	82,999
Commercial properties	68,206	21,306	89,512
Multi-family homes	17,200	—	17,200
Other	14,402	—	14,402
Loans receivable	$372,105	34,102	406,207
November 30, 2012

(In thousands)	Accrual	Nonaccrual	Total
Land	$208,268	7,827	216,095
Single family homes	82,652	10,555	93,207
Commercial properties	74,273	21,953	96,226
Multi-family homes	12,776	—	12,776
Other	18,231	—	18,231
Loans receivable	$396,200	40,335	436,535
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
The following tables present the activity in REO:

	Three Months Ended
	February 28,	February 29,
(In thousands)	2013	2012
REO - held-for-sale, beginning of period	$134,161	143,677
Additions	594	1,134
Improvements	1,016	3,963
Sales	(25,780)	(36,844)
Impairments	(699)	(1,240)
Transfers to/from held-and-used, net (1)	69,386	(9,111)
REO - held-for-sale, end of period	$178,678	101,579

	Three Months Ended
	February 28,	February 29,
(In thousands)	2013	2012
REO - held-and-used, net, beginning of period	$601,022	582,111
Additions	16,192	46,241
Improvements	700	—
Sales	—	(981)
Impairments	(96)	(2,597)
Depreciation	(1,159)	(3,315)
Transfers to/from held-for-sale (1)	(69,386)	9,111
REO - held-and-used, net, end of period	$547,273	630,570

(1)
During the three months ended February 28, 2013 and February 29, 2012, the Rialto segment transferred certain properties to/from REO held-and-used, net to/from REO held-for-sale as a result of changes in the disposition strategy of the real estate assets.

For the three months ended February 28, 2013, the Company recorded $8.7 million of net gains from sales of REO. For the three months ended February 28, 2013 and February 29, 2012, the Company recorded net gains of $1.5 million and $5.8 million, respectively, from acquisitions of REO through foreclosure. These net gains are recorded in Rialto Investments other income (expense), net.
Investments
In 2010, the Rialto segment invested in approximately $43 million of non-investment grade commercial mortgage-backed securities (“CMBS”) for $19.4 million, representing a 55% discount to par value. The CMBS have a stated and assumed final distribution date of November 2020 and a stated maturity date of October 2057. The Rialto segment reviews changes in estimated cash flows periodically, to determine if other-than-temporary impairment has occurred on its investment securities. Based on the Rialto segment’s assessment, no impairment charges were recorded during both the three months ended February 28, 2013 and February 29, 2012.The carrying value of the investment securities at February 28, 2013 and November 30, 2012, was $15.3 million and $15.0 million, respectively. The Rialto segment classified these securities as held-to-maturity based on its intent and ability to hold the securities until maturity.
In 2010, 2011 and 2012, the Rialto segment obtained investors in Fund I who made equity commitments of $700 million (including $75 million committed by the Company). All capital commitments have been called and funded, and Fund I is closed to additional commitments. Fund I was determined to have the attributes of an investment company in accordance with ASC 946, Financial Services – Investment Companies, the attributes of which are different from the attributes that would cause a company to be an investment company for purposes of the Investment Company Act of 1940. As a result, Fund I’s assets and liabilities are recorded at fair value with increases/decreases in fair value recorded in the statement of operations of Fund I, the

Company’s share of which are recorded in the Rialto Investments equity in earnings from unconsolidated entities financial statement line item.
During the three months ended February 28, 2013, the Company received distributions of $7.7 million as a return of capital. During the three months ended February 29, 2012, the Company contributed $7.3 million to Fund I. As of February 28, 2013 and November 30, 2012, the carrying value of the Company’s investment in Fund I was $97.6 million and $98.9 million, respectively. For the three months ended February 28, 2013 and February 29, 2012, the Company’s share of earnings from Fund I was $6.4 million and $7.6 million, respectively.
Additionally, another subsidiary in the Rialto segment has approximately a 5% investment in a service and infrastructure provider to the residential home loan market (the “Servicer Provider”), which provides services to the consolidated LLCs, among others. As of both February 28, 2013 and November 30, 2012, the carrying value of the Company’s investment in the Servicer Provider was $8.4 million.
In December 2012, the Rialto segment completed the first closing of and Real Estate Fund II, LP ("Fund II") with initial equity commitments of approximately $260 million, including $100 million committed by the Company. No cash was funded at the time of the closing. Fund II's objective during its three-year investment period is to invest in distressed real estate assets and other related investments that fit Fund II's investment parameters. In March 2013, $75 million of the $260 million in equity commitments was called, of which, the Company contributed its portion of approximately $29 million.
Summarized condensed financial information on a combined 100% basis related to Rialto’s investments in unconsolidated entities that are accounted for by the equity method was as follows:
Balance Sheets

(In thousands)	February 28, 2013	November 30, 2012
Assets:
Cash and cash equivalents	$82,820	299,172
Loans receivable	388,033	361,286
Real estate owned	187,413	161,964
Investment securities	234,505	182,399
Investments in real estate partnerships	127,931	72,903
Other assets	182,528	199,839
	$1,203,230	1,277,563
Liabilities and equity:
Accounts payable and other liabilities	$145,115	155,928
Notes payable	80,213	120,431
Partner loans	163,516	163,516
Equity	814,386	837,688
	$1,203,230	1,277,563
Statements of Operations

	Three Months Ended
	February 28,	February 29,
(In thousands)	2013	2012
Revenues	$53,343	122,405
Costs and expenses	59,114	51,185
Other income, net (1)	56,001	266,440
Net earnings of unconsolidated entities	$50,230	337,660
Rialto Investments equity in earnings from unconsolidated entities	$6,173	18,458

(1)
Other income, net, for the three months ended February 29, 2012 includes the AB PPIP Fund's mark-to-market unrealized gains and unrealized losses, all of which the Company’s portion is a small percentage.

(9)	Lennar Homebuilding Cash and Cash Equivalents
Cash and cash equivalents as of February 28, 2013 and November 30, 2012 included $134.1 million and $193.0 million, respectively, of cash held in escrow for approximately three days.

(10)	Lennar Homebuilding Restricted Cash
Restricted cash consists of customer deposits on home sales held in restricted accounts until title transfers to the homebuyer, as required by the state and local governments in which the homes were sold.

(11)	Lennar Homebuilding Senior Notes and Other Debts Payable

(Dollars in thousands)	February 28, 2013	November 30, 2012
5.95% senior notes due 2013	$62,932	62,932
5.50% senior notes due 2014	249,294	249,294
5.60% senior notes due 2015	500,651	500,769
6.50% senior notes due 2016	249,868	249,851
4.75% senior notes due 2017	400,000	400,000
12.25% senior notes due 2017	394,871	394,457
4.125% senior notes due 2018	274,995	—
6.95% senior notes due 2018	248,017	247,873
2.00% convertible senior notes due 2020	276,500	276,500
2.75% convertible senior notes due 2020	405,331	401,787
3.25% convertible senior notes due 2021	400,000	400,000
4.750% senior notes due 2022	521,628	350,000
Mortgages notes on land and other debt	521,575	471,588
	$4,505,662	4,005,051

At February 28, 2013, the Company had a $150 million Letter of Credit and Reimbursement Agreement ("LC Agreement") with certain financial institutions, which may be increased to $200 million, but for which there are currently no commitments for the additional $50 million. In addition, at February 28, 2013, the Company also had a $50 million Letter of Credit and Reimbursement Agreement with certain financial institutions that had a $50 million accordion feature for which there are currently no commitments, and a $200 million Letter of Credit Facility with a financial institution. Additionally, in May 2012, the Company entered into a 3-year unsecured revolving credit facility (the "Credit Facility") with certain financial institutions that expires in May 2015. As of February 28, 2013, the maximum aggregate commitment under the Credit Facility was $525 million, of which $500 million was committed and $25 million was available through an accordion feature, subject to additional commitments. As of February 28, 2013, the Company had no outstanding borrowings under the Credit Facility. The Company believes it was in compliance with its debt covenants at February 28, 2013.
The Company’s performance letters of credit outstanding were $115.8 million and $107.5 million, respectively, at February 28, 2013 and November 30, 2012. The Company’s financial letters of credit outstanding were $209.0 million and $204.7 million, respectively, at February 28, 2013 and November 30, 2012. Performance letters of credit are generally posted with regulatory bodies to guarantee the Company’s performance of certain development and construction activities, and financial letters of credit are generally posted in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral. Additionally, at February 28, 2013, the Company had outstanding performance and surety bonds related to site improvements at various projects (including certain projects in the Company’s joint ventures) of $614.7 million. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all development and construction activities are completed. As of February 28, 2013, there were approximately $360.6 million, or 59%, of anticipated future costs to complete related to these site improvements. The Company does not presently anticipate any draws upon these bonds or letters of credit, but if any such draws occur, the Company does not believe they would have a material effect on its financial position, results of operations or cash flows.
During the three months ended February 28, 2013, the Company issued $275 million aggregate principal amount of 4.125% senior notes due 2018 (the "4.125% Senior Notes") at a price of 99.998% in a private placement and an additional $175 million aggregate principal amount of its 4.750% senior notes due 2022 ("4.750% Senior Notes") at a price of 98.073% in a private placement. Proceeds from the offerings, after payment of expenses, were $272.0 million and $172.2 million, respectively. The Company will use the net proceeds of the sale of the 4.125% Senior Notes and the 4.750% Senior Notes for working capital and general corporate purposes, which may include repayment or repurchase of its other outstanding senior notes. Interest on the 4.125% Senior Notes is due semi-annually beginning September 15, 2013. The 4.125% Senior Notes are unsecured and unsubordinated, but are guaranteed by substantially all of the Company's 100% owned homebuilding subsidiaries. Interest on the 4.750% Senior Notes is due semi-annually beginning May 15, 2013. The 4.750% Senior Notes are unsecured and unsubordinated, but are guaranteed by substantially all of the Company's 100% owned homebuilding subsidiaries. At February 28, 2013, the carrying amount of the 4.125% Senior Notes was $275.0 million. At February 28, 2013 and November 30, 2012, the carrying amount of the 4.750% Senior Notes was $521.6 million and $350.0 million, respectively.
In November 2011, the Company issued $350 million aggregate principal amount of 3.25% convertible senior notes due 2021 (the “3.25% Convertible Senior Notes”). During the three months ended February 29, 2012, the initial purchasers of the 3.25% Convertible Senior Notes purchased an additional $50 million aggregate principal amount to cover over-allotments. At both February 28, 2013 and November 30, 2012, the carrying and principal amount of the 3.25% Convertible Senior Notes was $400.0 million. The 3.25% Convertible Senior Notes are convertible into shares of Class A common stock at any time prior to maturity or redemption at the initial conversion rate of 42.5555 shares of Class A common stock per $1,000 principal amount of the 3.25% Convertible Senior Notes or 17,022,200 Class A common shares if all the 3.25% Convertible Senior Notes are converted, which is equivalent to an initial conversion price of approximately $23.50 per share of Class A common stock, subject to anti-dilution adjustments. The shares are included in the calculation of diluted earnings per share. Holders of the 3.25% Convertible Senior Notes have the right to require the Company to repurchase them for cash equal to 100% of their principal amount, plus accrued but unpaid interest on November 15, 2016. The Company has the right to redeem the 3.25% Convertible Senior Notes at any time on or after November 20, 2016 for 100% of their principal amount, plus accrued but unpaid interest. The 3.25% Convertible Senior Notes are unsecured and unsubordinated, but are guaranteed by substantially all of the Company's 100% owned homebuilding subsidiaries.
The 2.75% convertible senior notes due 2020 (the “2.75% Convertible Senior Notes”) are convertible into cash, shares of Class A common stock or a combination of both, at the Company’s election. However, it is the Company’s intent to settle the face value of the 2.75% Convertible Senior Notes in cash. Prior to the second quarter of 2012, the shares were not historically included in the calculation of diluted earnings per share primarily because it is the Company’s intent to settle the face value of the 2.75% Convertible Senior Notes in cash and the Company's volume weighted average stock price did not exceed the conversion price. However, the Company’s volume weighted average stock price for the three months ended February 28, 2013 was $39.54, which exceeded the conversion price, thus 8.9 million shares were included in the calculation of diluted earnings per share. Holders may convert the 2.75% Convertible Senior Notes at the initial conversion rate of 45.1794 shares of Class A common stock per $1,000 principal amount or 20,150,012 Class A common shares if all the 2.75% Convertible Senior Notes are converted, which is equivalent to an initial conversion price of approximately $22.13 per share of Class A common stock. Holders of the 2.75% Convertible Senior Notes have the right to require the Company to repurchase them for cash equal to 100% of their principal amount, plus accrued but unpaid interest, on December 15, 2015. The Company has the right to redeem the 2.75% Convertible Senior Notes at any time on or after December 20, 2015 for 100% of their principal amount, plus accrued but unpaid interest. The 2.75% Convertible Senior Notes are unsecured and unsubordinated, but are guaranteed by substantially all of the Company's 100% owned homebuilding subsidiaries.
Certain provisions under ASC 470, Debt, require the issuer of certain convertible debt instruments that may be settled in cash on conversion to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. The Company has applied these provisions to its 2.75% Convertible Senior Notes. At both February 28, 2013 and November 30, 2012, the principal amount of the 2.75% Convertible Senior Notes was $446.0 million. At February 28, 2013 and November 30, 2012, the carrying amount of the equity component included in stockholders’ equity was $40.7 million and $44.2 million, respectively, and the net carrying amount of the 2.75% Convertible Senior Notes included in Lennar Homebuilding senior notes and other debts payable was $405.3 million and $401.8 million, respectively.
The 2.00% convertible senior notes due 2020 (the “2.00% Convertible Senior Notes”) are convertible into shares of Class A common stock at the initial conversion rate of 36.1827 shares of Class A common stock per $1,000 principal amount of the 2.00% Convertible Senior Notes or 10,004,517 Class A common shares if all the 2.00% Convertible Senior Notes are converted, which is equivalent to an initial conversion price of approximately $27.64 per share of Class A common stock, subject to anti-dilution adjustments. The shares are included in the calculation of diluted earnings per share. At both February 28, 2013 and November 30, 2012, the carrying and principal amount of the 2.00% Convertible Senior Notes was $276.5 million. Holders of the 2.00% Convertible Senior Notes have the right to require the Company to repurchase them for cash equal to 100% of their principal amount, plus accrued but unpaid interest, on each of December 1, 2013 and December 1, 2015. The Company has the right to redeem the 2.00% Convertible Senior Notes at any time on or after December 1, 2013 for

100% of their principal amount, plus accrued but unpaid interest. The 2.00% Convertible Senior Notes are unsecured and unsubordinated, but are guaranteed by substantially all of the Company's 100% owned homebuilding subsidiaries.
Although the guarantees by substantially all of the Company's 100% owned homebuilding subsidiaries are full, unconditional and joint and several while they are in effect, (i) a subsidiary will cease to be a guarantor at any time when it is not directly or indirectly guaranteeing at least $75 million of debt of Lennar Corporation (the parent company), and (ii) a subsidiary will be released from its guarantee and any other obligations it may have regarding the senior notes if all or substantially all its assets, or all of its capital stock, are sold or otherwise disposed of.

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

	Three Months Ended
	February 28,	February 29,
(In thousands)	2013	2012
Warranty reserve, beginning of period	$84,188	88,120
Warranties issued during the period	8,759	6,855
Adjustments to pre-existing warranties from changes in estimates	2,949	1,367
Payments	(10,688)	(10,625)
Warranty reserve, end of period	$85,208	85,717
As of February 28, 2013, the Company has identified approximately 1,010 homes delivered in Florida primarily during its 2006 and 2007 fiscal years that are confirmed to have had defective Chinese drywall and resulting damage. This represents a small percentage of homes the Company delivered nationally (1.2%) during those fiscal years. Defective Chinese drywall is an industry-wide issue as other homebuilders have publicly disclosed that they have experienced similar issues with defective Chinese drywall. Based on its efforts to date, the Company has not identified defective Chinese drywall in homes delivered by the Company outside of Florida. The Company has offered to replace defective Chinese drywall when it has been found in homes the Company has built, and has done so in substantially all affected homes. Drywall claims for approximately 40 of the 1,010 homes will be resolved through settlement of the drywall multi-district class action litigation in the United States District Court for the Eastern District of Louisiana.
Through February 28, 2013, the Company has accrued $82.2 million of warranty reserves related to defective Chinese drywall. There were no additional amounts accrued during the three months ended February 28, 2013. As of February 28, 2013 and November 30, 2012, the warranty reserve related to Chinese drywall, net of payments, was $2.5 million and $2.9 million, respectively. The Company has received, and continues to seek, reimbursement from its subcontractors, insurers and others for costs the Company has incurred or expects to incur to investigate and repair defective Chinese drywall and resulting damage.

(13)	Share-Based Payment
During the three months ended February 28, 2013, the Company did not grant any stock options or nonvested shares. During the three months ended February 29, 2012, the Company did not grant any stock options and granted an immaterial number of nonvested shares. Compensation expense related to the Company’s share-based payment awards was as follows:

	Three Months Ended
	February 28,	February 29,
(In thousands)	2013	2012
Stock options	$—	885
Nonvested shares	6,486	7,276
Total compensation expense for share-based awards	$6,486	8,161

(14)	Financial Instruments
The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at February 28, 2013 and November 30, 2012, using available market information and what the Company believes to be appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies might have a material effect on the estimated fair value amounts. The table excludes cash and cash equivalents, restricted cash, defeasance cash to retire notes payable, receivables, net and accounts payable, all of which had fair values approximating their carrying amounts due to the short maturities of these instruments.

		February 28, 2013		November 30, 2012
	Fair Value	Carrying	Fair	Carrying	Fair
(In thousands)	Hierarchy	Amount	Value	Amount	Value
ASSETS
Rialto Investments:
Loans receivable, net	Level 3	$406,207	426,366	436,535	450,281
Investments held-to-maturity	Level 3	$15,262	15,159	15,012	14,904
Lennar Financial Services:
Loans held-for-investment, net	Level 3	$23,593	25,274	23,982	24,949
Investments held-to-maturity	Level 2	$62,746	62,796	63,924	63,877
LIABILITIES
Lennar Homebuilding:
Senior notes and other debts payable	Level 2	$4,505,662	5,545,976	4,005,051	5,035,670
Rialto Investments:
Notes payable	Level 2	$270,357	264,484	574,480	568,702
Lennar Financial Services:
Notes and other debts payable	Level 2	$311,933	311,933	457,994	457,994
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

Fair Value Measurements:
GAAP provides a framework for measuring fair value, expands disclosures about fair value measurements and establishes a fair value hierarchy which prioritizes the inputs used in measuring fair value summarized as follows:
Level 1: Fair value determined based on quoted prices in active markets for identical assets.
Level 2: Fair value determined using significant other observable inputs.
Level 3: Fair value determined using significant unobservable inputs.
The Company’s financial instruments measured at fair value on a recurring basis are summarized below:

Financial Instruments	Fair Value Hierarchy	Fair Value at February 28, 2013	Fair Value at November 30, 2012
(In thousands)
Lennar Financial Services:
Loans held-for-sale (1)	Level 2	$334,658	502,318
Mortgage loan commitments	Level 2	$12,008	12,713
Forward contracts	Level 2	$(2,128)	(2,570)
Lennar Homebuilding:
Investments available-for-sale	Level 3	$31,818	19,591

(1)
The aggregate fair value of loans held-for-sale of $334.7 million at February 28, 2013 exceeds their aggregate principal balance of $322.3 million by $12.4 million. The aggregate fair value of loans held-for-sale of $502.3 million at November 30, 2012 exceeds their aggregate principal balance of $479.1 million by $23.2 million.

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
Loans held-for-sale— Fair value is based on independent quoted market prices, where available, or the prices for other mortgage whole loans with similar characteristics. Management believes carrying loans held-for-sale at fair value improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions. In addition, the Company recognizes the fair value of its rights to service a mortgage loan as revenue upon entering into an interest rate lock loan commitment with a borrower. The fair value of these servicing rights is included in Lennar Financial Services’ loans held-for-sale as of February 28, 2013 and November 30, 2012. Fair value of servicing rights is determined based on actual sales of servicing rights on loans with similar characteristics.
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

Gains and losses of Lennar Financial Services financial instruments measured at fair value from initial measurement and subsequent changes in fair value are recognized in the Lennar Financial Services segment’s operating earnings. There were no gains or losses recognized for the Lennar Homebuilding investments available-for-sale during the three months ended February 28, 2013 and February 29, 2012. The changes in fair values that are included in operating earnings are shown, by financial instrument and financial statement line item below:

	Three Months Ended
	February 28,	February 29,
(In thousands)	2013	2012
Changes in fair value included in Lennar Financial Services revenues:
Loans held-for-sale	$(10,780)	(1,307)
Mortgage loan commitments	$(705)	1,442
Forward contracts	$442	735
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
The following table represents a reconciliation of the beginning and ending balance for the Company’s Level 3 recurring fair value measurements (investments available-for-sale) included in the Lennar Homebuilding segment’s other assets:

	Three Months Ended
(In thousands)	February 28, 2013	February 29, 2012
Investments available-for-sale, beginning of period	$19,591	42,892
Purchases and other (1)	12,227	14,928
Sales	—	(6,436)
Settlements (2)	—	(33,148)
Investments available-for-sale, end of period	$31,818	18,236

(1)	Represents investments in community development district bonds that mature at various dates between 2022 and 2042.

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

Non-financial assets	Fair Value Hierarchy	Fair Value Three Months Ended February 28, 2013	Total Gains (Losses) (1)
(In thousands)
Lennar Homebuilding:
Finished homes and construction in progress (2)	Level 3	$2,941	(1,255)
Rialto Investments:
REO - held-for-sale (3)	Level 3	$8,447	(271)
REO - held-and-used, net (4)	Level 3	$18,211	941

(1)	Represents total losses due to valuation adjustments, total gains from acquisitions of real estate through foreclosure and REO impairments recorded during the three months ended February 28, 2013.

(2)
Finished homes and construction in progress with an aggregate carrying value of $4.2 million were written down to their fair value of $2.9 million, resulting in valuation adjustments of $1.3 million, which were included in Lennar Homebuilding costs and expenses in the Company’s statement of operations for the three months ended February 28, 2013.

(3)
REO, held-for-sale, assets are initially recorded at fair value less estimated costs to sell at the time of acquisition through, or in lieu of, loan foreclosure. Upon acquisition, the REO, held-for-sale, had a carrying value of $0.2 million and a fair value of $0.6 million. The fair value of REO, held-for-sale, is based upon the appraised value at the time of foreclosure or management’s best estimate. The gains upon acquisition of REO, held-for-sale, were $0.4 million. As part of management’s periodic valuations of its REO, held-for-sale, during the three months ended February 28, 2013, REO, held-for-sale, with an aggregate value of $8.5 million were written down to their fair value of $7.8 million, resulting in impairments of $0.7 million. These gains and impairments are included within Rialto Investments other income (expense), net, in the Company’s statement of operations for the three months ended February 28, 2013.

(4)
REO, held-and-used, net, assets are initially recorded at fair value at the time of acquisition through, or in lieu of, loan foreclosure. Upon acquisition, the REO, held-and-used, net, had a carrying value of $15.2 million and a fair value of $16.2 million. The fair value of REO, held-and-used, net, is based upon the appraised value at the time of foreclosure or management’s best estimate. The gains upon acquisition of REO, held-and-used, net, were $1.0 million. As part of management’s periodic valuations of its REO, held-and-used, net, during the three months ended February 28, 2013, REO, held-and-used, net, with an aggregate value of $2.1 million were written down to their fair value of $2.0 million, resulting in impairments of $0.1 million. These gains and impairments are included within Rialto Investments other income (expense), net, in the Company’s statement of operations for the three months ended February 28, 2013.

Non-financial assets	Fair Value Hierarchy	Fair Value Three Months Ended February 29, 2012	Total Gains (Losses) (1)
(In thousands)
Lennar Homebuilding:
Finished homes and construction in progress (2)	Level 3	$1,548	(2,025)
Rialto Investments:
REO - held-for-sale (3)	Level 3	$11,423	(462)
REO - held-and-used, net (4)	Level 3	$54,289	2,414

(1)	Represents total losses due to valuation adjustments, total gains from acquisitions of real estate through foreclosure and REO impairments recorded during the three months ended February 29, 2012.

(2)
Finished homes and construction in progress with an aggregate carrying value of $3.5 million were written down to their fair value of $1.5 million, resulting in valuation adjustments of $2.0 million, which were included in Lennar Homebuilding costs and expenses in the Company’s statement of operations for the three months ended February 29, 2012.

(3)
REO, held-for-sale, assets are initially recorded at fair value less estimated costs to sell at the time of acquisition through, or in lieu of, loan foreclosure. Upon acquisition, the REO, held-for-sale, had a carrying value of $0.3 million and a fair value of $1.1 million. The fair value of REO, held-for-sale, is based upon the appraised value at the time of foreclosure or management’s best estimate. The gains upon acquisition of REO, held-for-sale, were $0.8 million. As part of management's periodic valuations of its REO, held-for-sale, during the three months ended February 29, 2012, REO, held-for-sale, with an aggregate value of $11.5 million were written down to their fair value of $10.3 million, resulting in impairments of $1.2 million. These gains and impairments are included within Rialto Investments other income (expense), net in the Company's statement of operations for the three months ended February 29, 2012.

(4)
REO, held-and-used, net, assets are initially recorded at fair value at the time of acquisition through, or in lieu of, loan foreclosure. Upon acquisition, the REO, held-and-used, net, had a carrying value of $41.2 million and a fair value of $46.2 million. The fair value of REO, held-and-used, net, is based upon the appraised value at the time of foreclosure or management’s best estimate. The gains upon acquisition of REO, held-and-used, net, were $5.0 million. As part of management's periodic valuations of its REO, held-and-used, net, during the three months ended February 29, 2012, REO, held-and-used, net, with an aggregate value of $10.6 million were written down to their fair value of $8.0 million, resulting in impairments of $2.6 million. These gains and impairments are included within the Rialto Investments other income (expense), net, in the Company’s statement of operations for the three months ended February 29, 2012.

Finished homes and construction in progress are included within inventories. Inventories are stated at cost unless the inventory within a community is determined to be impaired, in which case the impaired inventory is written down to fair value. Inventory costs include land, land development and home construction costs, real estate taxes, deposits on land purchase contracts and interest related to development and construction. Construction overhead and selling expenses are expensed as incurred. Homes held-for-sale are classified as inventories until delivered. Land, land development, amenities and other costs are accumulated by specific area and allocated to homes within the respective areas. The Company reviews its inventory for indicators of impairment by evaluating each community during each reporting period. The inventory within each community is categorized as finished homes and construction in progress or land under development based on the development state of the community. There were 482 and 424 active communities, excluding unconsolidated entities, as of February 28, 2013 and February 29, 2012, respectively. If the undiscounted cash flows expected to be generated by a community are less than its carrying amount, an impairment charge is recorded to write down the carrying amount of such community to its estimated fair value.
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
In the three months ended February 28, 2013, the Company reviewed its communities for potential indicators of impairments and identified 24 communities with 759 homesites and a corresponding carrying value of $44.7 million as having potential indicators of impairment. Of those communities identified, the Company recorded impairments on 32 homesites in 3 communities with a corresponding carrying value of $4.2 million. The table below summarizes the most significant unobservable inputs used in the Company's discounted cash flow model to determine the fair value of its communities for which the Company recorded valuation adjustments during the three months ended February 28, 2013:

Unobservable inputs	Range
Average selling price	$163,000	-	$279,000
Absorption rate per quarter (homes)	2	-	12
Discount rate	20%
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
REO represents real estate that the Rialto segment has taken control or has effective control of in partial or full satisfaction of loans receivable. At the time of acquisition of a property through foreclosure of a loan, REO is recorded at fair value less estimated costs to sell if classified as held-for-sale or at fair value if classified as held-and-used, which becomes the property’s new basis. The fair values of these assets are determined in part by placing reliance on third party appraisals of the properties and/or internally prepared analyses of recent offers or prices on comparable properties in the proximate vicinity. The third party appraisals and internally developed analyses are significantly impacted by the local market economy, market supply and demand, competitive conditions and prices on comparable properties, adjusted for date of sale, location, property size, and other factors. Each REO is unique and is analyzed in the context of the particular market where the property is located. In order to establish the significant assumptions for a particular REO, the Company analyzes historical trends, including trends achieved by our local homebuilding operations, if applicable, and current trends in the market and economy impacting the REO. Using available trend information, the Company then calculates its best estimate of fair value, which can include projected cash flows discounted at a rate the Company believes a market participant would determine to be commensurate with the inherent risks associated with the assets and related estimated cash flow streams. These methods use unobservable inputs to develop fair value for the Company’s REO. Due to the volume and variance of unobservable inputs, resulting from the uniqueness of each of the Company's REO, the Company does not use a standard range of unobservable inputs with respect to its evaluation of REO. However, for operating properties within REO, the Company may also use estimated cash flows multiplied by a capitalization rate to determine the fair value of the property. For the three months ended February 28, 2013, the capitalization rates used to estimate fair value ranged from 8% to 12% and varied based on the location of the asset, asset type and occupancy rates for the operating properties.
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
The Company evaluated the joint venture agreements of its joint ventures that were formed or that had reconsideration events during the three months ended February 28, 2013. Based on the Company's evaluation, there were no entities that consolidated during the three months ended February 28, 2013. In addition, during the three months ended February 28, 2013, there were no VIEs that were deconsolidated.
At February 28, 2013 and November 30, 2012, the Company’s recorded investments in Lennar Homebuilding unconsolidated entities were $577.3 million and $565.4 million, respectively, and the Rialto segment’s investments in unconsolidated entities as of February 28, 2013 and November 30, 2012 were $106.6 million and $108.1 million, respectively.
Consolidated VIEs
As of February 28, 2013, the carrying amounts of the VIEs’ assets and non-recourse liabilities that consolidated were $1.8 billion and $435.3 million, respectively. Those assets are owned by, and those liabilities are obligations of, the VIEs, not the Company.

A VIE’s assets can only be used to settle obligations of that VIE. The VIEs are not guarantors of the Company’s senior notes or other debts payable. In addition, the assets held by a VIE usually are collateral for that VIE’s debt. The Company and other partners do not generally have an obligation to make capital contributions to a VIE unless the Company and/or the other partner(s) have entered into debt guarantees with a VIE’s banks. Other than agreements with a VIE’s banks, which may include debt guarantees and LC agreements, there are no liquidity arrangements or agreements to fund capital or purchase assets that could require the Company to provide financial support to a VIE. While the Company has option contracts to purchase land from certain of its VIEs, the Company is not required to purchase the assets and could walk away from the contracts.
Unconsolidated VIEs
The Company’s recorded investment in VIEs that are unconsolidated and its estimated maximum exposure to loss were as follows:
As of February 28, 2013

(In thousands)	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss
Lennar Homebuilding (1)	$90,300	117,204
Rialto Investments (2)	23,626	23,626
	$113,926	140,830
As of November 30, 2012

(In thousands)	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss
Lennar Homebuilding (1)	$85,500	109,278
Rialto Investments (2)	23,587	23,587
	$109,087	132,865

(1)
At February 28, 2013, the maximum exposure to loss of Lennar Homebuilding’s investments in unconsolidated VIEs is limited to its investment in the unconsolidated VIEs, except with regard to $15.0 million of recourse debt of one of the unconsolidated VIEs, which is included in the Company’s maximum recourse related to Lennar Homebuilding unconsolidated entities, and $11.6 million of letters of credit outstanding for certain of the unconsolidated VIEs that in the event of default under its debt agreement the letter of credit will be drawn upon. At November 30, 2012, the maximum exposure to loss of Lennar Homebuilding’s investments in unconsolidated VIEs is limited to its investment in the unconsolidated VIEs, except with regard to $18.7 million of recourse debt of one of the unconsolidated VIEs, which is included in the Company’s maximum recourse related to Lennar Homebuilding unconsolidated entities and $4.8 million of letters of credit outstanding for certain of the unconsolidated VIEs that in the event of default under its debt agreement the letter of credit will be drawn upon.

(2)
At both February 28, 2013 and November 30, 2012, the maximum recourse exposure to loss of Rialto’s investment in unconsolidated VIEs was its investments in unconsolidated entities. At February 28, 2013 and November 30, 2012, investments in unconsolidated VIEs and Lennar’s maximum exposure to loss include $15.3 million and $15.0 million, respectively, related to Rialto’s investments held-to-maturity.

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
The Company and other partners do not generally have an obligation to make capital contributions to the VIEs, except for $15.0 million of recourse debt of one of the Lennar Homebuilding unconsolidated VIEs and $11.6 million of letters of credit outstanding for one of the Lennar Homebuilding unconsolidated VIEs that in the event of default under its debt agreement the letter of credit will be drawn upon. Except for the Lennar Homebuilding unconsolidated VIEs discussed above, the Company and the other partners did not guarantee any debt of the other unconsolidated VIEs. There are no liquidity arrangements or agreements to fund capital or purchase assets that could require the Company to provide financial support to the VIEs. While the Company has option contracts to purchase land from certain of its unconsolidated VIEs, the Company is not required to purchase the assets and could walk away from the contracts.
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
The Company evaluates all option contracts for land to determine whether they are VIEs and, if so, whether the Company is the primary beneficiary of certain of these option contracts. Although the Company does not have legal title to the optioned land, if the Company is deemed to be the primary beneficiary, it is required to consolidate the land under option at the purchase price of the optioned land. During the three months ended February 28, 2013, the effect of consolidation of these option contracts was a net increase of $6.4 million to consolidated inventory not owned with a corresponding increase to liabilities related to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of February 28, 2013. To reflect the purchase price of the inventory consolidated, the Company reclassified the related option deposits from land under development to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of February 28, 2013. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and the Company’s cash deposits. The increase to consolidated inventory not owned was offset by the Company exercising its options to acquire land under certain contracts previously consolidated resulting in a net decrease in consolidated inventory not owned of $1.4 million for the three months ended February 28, 2013.
The Company’s exposure to loss related to its option contracts with third parties and unconsolidated entities consisted of its non-refundable option deposits and pre-acquisition costs totaling $134.6 million and $176.7 million, respectively, at February 28, 2013 and November 30, 2012. Additionally, the Company had posted $38.9 million and $42.5 million, respectively, of letters of credit in lieu of cash deposits under certain option contracts as of February 28, 2013 and November 30, 2012.

(16)	New Accounting Pronouncements
In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, (“ASU 2011-05”). ASU 2011-05 requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. ASU 2011-05 was effective for the Company’s quarter ended February 28, 2013. The adoption of ASU 2011-05 did not have a material effect on the Company’s condensed consolidated financial statements, but required a change in the presentation of the Company’s comprehensive income from the notes of the consolidated financial statements to the face of the condensed consolidated financial statements.
In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, (“ASU 2011-08”), which amends the guidance in ASC 350-20, Intangibles – Goodwill and Other – Goodwill. Under ASU 2011-08, entities have the option of performing a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, then entities are required to perform the two-step goodwill impairment test. ASU 2011-08 was effective for the Company’s fiscal year beginning December 1, 2012. The adoption of ASU 2011-08 did not have a material effect on the Company’s condensed consolidated financial statements.

(17)	Supplemental Financial Information
The indentures governing the principal amounts of the Company’s 5.95% senior notes due 2013, 5.50% senior notes due 2014, 5.60% senior notes due 2015, 6.50% senior notes due 2016, 4.75% senior notes due 2017, 12.25% senior notes due 2017, 4.125% senior notes due 2018, 6.95% senior notes due 2018, 2.00% convertible senior notes due 2020, 2.75% convertible senior notes due 2020, 3.25% convertible senior notes due 2021 and 4.750% senior notes due 2022 require that, if any of the Company’s 100% owned subsidiaries, other than its finance company subsidiaries and foreign subsidiaries, directly or indirectly guarantee at least $75 million principal amount of debt of Lennar Corporation, those subsidiaries must also guarantee Lennar Corporation’s obligations with regard to its senior notes. The entities referred to as “guarantors” in the following tables are subsidiaries that were guaranteeing the senior notes because they were guaranteeing the $150 million LC Agreement, the $200 million Letter of Credit Facility and the Credit Facility at February 28, 2013. The guarantees are full, unconditional and joint and several and the guarantor subsidiaries are 100% directly or indirectly owned by Lennar Corporation. A subsidiary will cease to be a guarantor at any time when it is not directly or indirectly guaranteeing at least $75 million of debt of Lennar Corporation, and a subsidiary will be released from its guarantee and any other obligations it may have regarding the senior notes if all or substantially all its assets, or all of its capital stock, are sold or otherwise disposed of. For purposes of the condensed consolidating statement of cash flows included in the following supplemental financial information, the Company's accounting policy is to treat cash received from its subsidiaries, to the extent of net earnings from such subsidiaries as a dividend and accordingly a return on investment within cash flows from operating activities. Supplemental information for the subsidiaries that were guarantor subsidiaries at February 28, 2013 was as follows:

Condensed Consolidating Balance Sheet
February 28, 2013

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Lennar Homebuilding:
Cash and cash equivalents, restricted cash and receivables, net	$934,338	222,307	22,343	—	1,178,988
Inventories	—	5,061,731	550,245	—	5,611,976
Investments in unconsolidated entities	—	532,882	44,460	—	577,342
Other assets	51,269	721,073	222,816	(21,593)	973,565
Investments in subsidiaries	3,508,365	796,925	—	(4,305,290)	—
Intercompany	3,236,190	—	—	(3,236,190)	—
	7,730,162	7,334,918	839,864	(7,563,073)	8,341,871
Rialto Investments	—	—	1,342,233	—	1,342,233
Lennar Financial Services	—	73,130	675,035	—	748,165
Total assets	$7,730,162	7,408,048	2,857,132	(7,563,073)	10,432,269
LIABILITIES AND EQUITY
Lennar Homebuilding:
Accounts payable and other liabilities	$250,194	566,996	34,852	(21,593)	830,449
Liabilities related to consolidated inventory not owned	—	266,803	—	—	266,803
Senior notes and other debts payable	3,984,087	286,081	235,494	—	4,505,662
Intercompany	—	2,751,152	485,038	(3,236,190)	—
	4,234,281	3,871,032	755,384	(3,257,783)	5,602,914
Rialto Investments	—	—	285,166	—	285,166
Lennar Financial Services	—	28,651	445,898	—	474,549
Total liabilities	4,234,281	3,899,683	1,486,448	(3,257,783)	6,362,629
Stockholders’ equity	3,495,881	3,508,365	796,925	(4,305,290)	3,495,881
Noncontrolling interests	—	—	573,759	—	573,759
Total equity	3,495,881	3,508,365	1,370,684	(4,305,290)	4,069,640
Total liabilities and equity	$7,730,162	7,408,048	2,857,132	(7,563,073)	10,432,269

(17) Supplemental Financial Information - (Continued)

Condensed Consolidating Balance Sheet
November 30, 2012

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Lennar Homebuilding:
Cash and cash equivalents, restricted cash and receivables, net	$962,116	226,047	20,545	—	1,208,708
Inventories	—	4,532,755	538,958	—	5,071,713
Investments in unconsolidated entities	—	521,662	43,698	—	565,360
Other assets	55,625	677,692	222,753	—	956,070
Investments in subsidiaries	3,488,054	770,119	—	(4,258,173)	—
	4,505,795	6,728,275	825,954	(4,258,173)	7,801,851
Rialto Investments	—	—	1,647,360	—	1,647,360
Lennar Financial Services	—	77,637	835,358	—	912,995
Total assets	$4,505,795	6,805,912	3,308,672	(4,258,173)	10,362,206
LIABILITIES AND EQUITY
Lennar Homebuilding:
Accounts payable and other liabilities	$279,926	533,882	42,406	—	856,214
Liabilities related to consolidated inventory not owned	—	268,159	—	—	268,159
Senior notes and other debts payable	3,533,463	245,665	225,923	—	4,005,051
Intercompany	(2,722,358)	2,239,096	483,262	—	—
	1,091,031	3,286,802	751,591	—	5,129,424
Rialto Investments	—	—	600,602	—	600,602
Lennar Financial Services	—	31,056	599,916	—	630,972
Total liabilities	1,091,031	3,317,858	1,952,109	—	6,360,998
Stockholders’ equity	3,414,764	3,488,054	770,119	(4,258,173)	3,414,764
Noncontrolling interests	—	—	586,444	—	586,444
Total equity	3,414,764	3,488,054	1,356,563	(4,258,173)	4,001,208
Total liabilities and equity	$4,505,795	6,805,912	3,308,672	(4,258,173)	10,362,206

(17) Supplemental Financial Information - (Continued)

Condensed Consolidating Statement of Operations
Three Months Ended February 28, 2013

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Lennar Homebuilding	$—	868,444	—	—	868,444
Lennar Financial Services	—	36,076	65,010	(5,206)	95,880
Rialto Investments	—	—	25,622	—	25,622
Total revenues	—	904,520	90,632	(5,206)	989,946
Cost and expenses:
Lennar Homebuilding	—	776,024	3,022	(372)	778,674
Lennar Financial Services	—	37,018	47,656	(4,896)	79,778
Rialto Investments	—	—	31,771	—	31,771
Corporate general and administrative	30,005	—	—	1,265	31,270
Total costs and expenses	30,005	813,042	82,449	(4,003)	921,493
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities	—	(1,490)	623	—	(867)
Lennar Homebuilding other income, net	228	4,256	—	(218)	4,266
Other interest expense	(1,421)	(26,031)	—	1,421	(26,031)
Rialto Investments equity in earnings from unconsolidated entities	—	—	6,173	—	6,173
Rialto Investments other income, net	—	—	1,327	—	1,327
Earnings (loss) before income taxes	(31,198)	68,213	16,306	—	53,321
Benefit (provision) for income taxes	7,402	2,950	(6,715)	—	3,637
Equity in earnings from subsidiaries	81,288	10,125	—	(91,413)	—
Net earnings (including net loss attributable to noncontrolling interests)	57,492	81,288	9,591	(91,413)	56,958
Less: Net loss attributable to noncontrolling interests	—	—	(534)	—	(534)
Net earnings attributable to Lennar	$57,492	81,288	10,125	(91,413)	57,492

(17) Supplemental Financial Information - (Continued)

Condensed Consolidating Statement of Operations
Three Months Ended February 29, 2012

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Lennar Homebuilding	$—	624,028	405	—	624,433
Lennar Financial Services	—	34,550	37,982	(4,317)	68,215
Rialto Investments	—	—	32,208	—	32,208
Total revenues	—	658,578	70,595	(4,317)	724,856
Cost and expenses:
Lennar Homebuilding	—	580,510	4,375	(140)	584,745
Lennar Financial Services	—	34,966	28,918	(3,919)	59,965
Rialto Investments	—	78	33,370	(78)	33,370
Corporate general and administrative	25,499	—	—	1,343	26,842
Total costs and expenses	25,499	615,554	66,663	(2,794)	704,922
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities	—	1,141	(58)	—	1,083
Lennar Homebuilding other income (expense), net	(77)	4,058	—	86	4,067
Other interest expense	(1,437)	(24,849)	—	1,437	(24,849)
Rialto Investments equity in earnings from unconsolidated entities	—	—	18,458	—	18,458
Rialto Investments other expense, net	—	—	(12,240)	—	(12,240)
Earnings (loss) before income taxes	(27,013)	23,374	10,092	—	6,453
Benefit (provision) for income taxes	12,609	(6,034)	(5,051)	—	1,524
Equity in earnings from subsidiaries	29,372	12,032	—	(41,404)	—
Net earnings (including net loss attributable to noncontrolling interests)	14,968	29,372	5,041	(41,404)	7,977
Less: Net loss attributable to noncontrolling interests	—	—	(6,991)	—	(6,991)
Net earnings attributable to Lennar	$14,968	29,372	12,032	(41,404)	14,968

(17) Supplemental Financial Information - (Continued)

Condensed Consolidating Statement of Cash Flows
Three Months Ended February 28, 2013

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net earnings (including net loss attributable to noncontrolling interests)	$57,492	81,288	9,591	(91,413)	56,958
Adjustments to reconcile net earnings (including net loss attributable to noncontrolling interests) to net cash provided by (used in) operating activities	(30,899)	(492,197)	136,916	7,730	(378,450)
Net cash provided by (used in) operating activities	26,593	(410,909)	146,507	(83,683)	(321,492)
Cash flows from investing activities:
Investments in and contributions to Lennar Homebuilding unconsolidated entities, net	—	2,940	(192)	—	2,748
Investments in and contributions to Rialto Investments consolidated and unconsolidated entities, net	—	—	7,680	—	7,680
Decrease in Rialto Investments defeasance cash to retire notes payable	—	—	219,158	—	219,158
Receipts of principal payments on Rialto Investments loans receivable	—	—	18,434	—	18,434
Proceeds from sales of Rialto Investments real estate owned	—	—	34,451	—	34,451
Other	—	(15,924)	(6,501)	—	(22,425)
Net cash provided by (used in) investing activities	—	(12,984)	273,030	—	260,046
Cash flows from financing activities:
Net repayments under Lennar Financial Services debt	—	(20)	(146,041)	—	(146,061)
Net proceeds from senior notes	445,270	—	—	—	445,270
Principal repayments on Rialto Investments notes payable	—	—	(304,123)	—	(304,123)
Net borrowings (repayments) on other borrowings	—	(12,434)	6,600	—	(5,834)
Exercise of land option contracts from an unconsolidated land investment venture	—	(1,270)	—	—	(1,270)
Net payments related to noncontrolling interests	—	—	(12,151)	—	(12,151)
Excess tax benefits from share-based awards	3,013	—	—	—	3,013
Common stock:
Issuances	21,668	—	—	—	21,668
Dividends	(7,693)	—	—	—	(7,693)
Intercompany	(523,037)	433,966	5,388	83,683	—
Net cash provided by (used in) financing activities	(60,779)	420,242	(450,327)	83,683	(7,181)
Net decrease in cash and cash equivalents	(34,186)	(3,651)	(30,790)	—	(68,627)
Cash and cash equivalents at beginning of period	953,478	192,373	164,892	—	1,310,743
Cash and cash equivalents at end of period	$919,292	188,722	134,102	—	1,242,116

(17) Supplemental Financial Information - (Continued)

Condensed Consolidating Statement of Cash Flows
Three Months Ended February 29, 2012

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net earnings (including net loss attributable to noncontrolling interests)	$14,968	29,372	5,041	(41,404)	7,977
Adjustments to reconcile net earnings (including net loss attributable to noncontrolling interests) to net cash provided by (used in) operating activities	(46,874)	(229,062)	94,111	41,404	(140,421)
Net cash provided by (used in) operating activities	(31,906)	(199,690)	99,152	—	(132,444)
Cash flows from investing activities:
Investments in and contributions to Lennar Homebuilding unconsolidated entities, net	—	(16,465)	(448)	—	(16,913)
Investments in and contributions to Rialto Investments consolidated and unconsolidated entities, net	—	—	(7,213)	—	(7,213)
Decrease in Rialto Investments defeasance cash to retire notes payable	—	—	108,163	—	108,163
Receipts of principal payments on Rialto Investments loans receivable	—	—	33,549	—	33,549
Proceeds from sales of Rialto Investments real estate owned	—	—	37,868	—	37,868
Other	—	5,147	(3,895)	—	1,252
Net cash provided by (used) in investing activities	—	(11,318)	168,024	—	156,706
Cash flows from financing activities:
Net repayments under Lennar Financial Services debt	—	(55)	(150,629)	—	(150,684)
Net proceeds from convertible senior notes	48,965	—	—	—	48,965
Principal repayments on Rialto Investments notes payable	—	—	(170,026)	—	(170,026)
Net borrowings (repayments) on other borrowings	—	12,296	(4,473)	—	7,823
Exercise of land option contracts from an unconsolidated land investment venture	—	(4,628)	—	—	(4,628)
Net receipts related to noncontrolling interests	—	—	391	—	391
Common stock:
Issuances	10,761	—	—	—	10,761
Dividends	(7,562)	—	—	—	(7,562)
Intercompany	(212,652)	165,478	47,174	—	—
Net cash provided by (used in) financing activities	(160,488)	173,091	(277,563)	—	(264,960)
Net decrease in cash and cash equivalents	(192,394)	(37,917)	(10,387)	—	(240,698)
Cash and cash equivalents at beginning of period	864,237	172,018	127,349	—	1,163,604
Cash and cash equivalents at end of period	$671,843	134,101	116,962	—	922,906

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included under Item 1 of this Report and our audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for our fiscal year ended November 30, 2012.
Some of the statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Quarterly Report on Form 10-Q, are “forward-looking statements,” as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include statements regarding our business, financial condition, results of operations, cash flows, strategies and prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those described under the caption “Risk Factors” included in Item 1A of our Annual Report on Form 10-K for our fiscal year ended November 30, 2012. We do not undertake any obligation to update forward-looking statements, except as required by Federal securities laws.
Outlook
During the first quarter of 2013, we continued to see improvement in the marketplace. Current market conditions are being driven by strong demand resulting from low interest rates and attractive home prices, which have led to very affordable monthly payments, compared to rising rental rates. Overall, we are experiencing more traffic in our communities, and have improved our sales pace while increasing prices in many of our communities during the first quarter of 2013. Our new orders and backlog increased 34% and 82%, respectively, from the prior year.
In fiscal 2013, our principal focus in our homebuilding operations will continue to be on improving our operating margin on the homes we sell by increasing sales prices and reducing sales incentives, to offset increasing labor and material costs, as well as taking advantage of the steps we have taken over the past several years to reduce costs and right-size our overhead structure. In addition, we continue to invest in carefully underwritten strategic land acquisitions in well-positioned markets that we expect to continue to support our homebuilding operations going forward and help us increase operating leverage as deliveries increase. Our Financial Services segment benefited during the first quarter of 2013 from an increase in refinancing transactions and our growing homebuilding operations resulting in a strong quarter with operating earnings of $16.1 million compared to $8.3 million prior year. Although we expect a less robust refinancing market in the remainder of 2013, our Financial Services segment should continue to be a strong profit generator in 2013. We believe that 2013 will be a transitional year for our Rialto Investments segment as the PPIP fund was successfully completed at the end of fiscal 2012 and the first closing of our second fund was completed in December of 2012 and it will be ramping up throughout 2013.
As we enter fiscal 2013, we believe that all the segments of our company are well positioned. Our company's main driver of earnings will continue to be our homebuilding operations, but we are also focused on multiple platforms including Rialto, Mutlifamily, Financial Services and FivePoint, which manages several of our strategic long-term joint ventures, in order to create additional shareholder value. We are on track to achieve another year of substantial profitability in 2013 as the housing market recovery continues and we continue to benefit from our strategic land acquisitions and new community openings.

(1) Results of Operations
Overview
We historically have experienced, and expect to continue to experience, variability in quarterly results. Our results of operations for the three months ended February 28, 2013 are not necessarily indicative of the results to be expected for the full year. Gross margin percentages tend to increase as the year progresses since there are a lower number of deliveries and more community start-ups in the first two quarters of our fiscal year.
Our net earnings attributable to Lennar were $57.5 million, or $0.30 per basic share and $0.26 per diluted share, in the first quarter of 2013, which included a net benefit for income taxes of $3.6 million. The benefit for income taxes included a reversal of our deferred tax asset valuation allowance of $25.1 million, partially offset by a tax provision of $21.5 million primarily related to first quarter 2013 pre-tax earnings. This compared to net earnings attributable to Lennar of $15.0 million, or $0.08 per basic and diluted share, in the first quarter of 2012. During the three months ended February 28, 2013, there was an increase in our homebuilding operating earnings primarily due to an increase in the number of home deliveries and in the average sales price of homes delivered in our homebuilding operations, partially offset by an increase in materials and labor costs. We believe it is likely that our price increases will continue to out pace cost increases. In addition, there was an increase in the operating earnings of our Lennar Financial Services segment primarily due to increased volume and margins as a result of an increase in refinance transactions and homebuilding deliveries. These increases in operating earnings were partially offset by a decrease in the operating earnings of our Rialto segment primarily due to a decrease in equity in earnings of its unconsolidated entities as a result of the PPIP fund being liquidated at the end of 2012 and no contributions from the second fund which is just starting to ramp up operations.
Financial information relating to our operations was as follows:

	Three Months Ended
	February 28,	February 29,
(In thousands)	2013	2012
Lennar Homebuilding revenues:
Sales of homes	$855,081	610,700
Sales of land	13,363	13,733
Total Lennar Homebuilding revenues	868,444	624,433
Lennar Homebuilding costs and expenses:
Costs of homes sold	666,084	482,822
Cost of land sold	10,348	10,836
Selling, general and administrative	102,242	91,087
Total Lennar Homebuilding costs and expenses	778,674	584,745
Lennar Homebuilding operating margins	89,770	39,688
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities	(867)	1,083
Lennar Homebuilding other income, net	4,266	4,067
Other interest expense	(26,031)	(24,849)
Lennar Homebuilding operating earnings	$67,138	19,989
Lennar Financial Services revenues	$95,880	68,215
Lennar Financial Services costs and expenses	79,778	59,965
Lennar Financial Services operating earnings	$16,102	8,250
Rialto Investments revenues	$25,622	32,208
Rialto Investments costs and expenses	31,771	33,370
Rialto Investments equity in earnings from unconsolidated entities	6,173	18,458
Rialto Investments other income (expense), net	1,327	(12,240)
Rialto Investments operating earnings	$1,351	5,056
Total operating earnings	$84,591	33,295
Corporate general administrative expenses	(31,270)	(26,842)
Earnings before income taxes	$53,321	6,453

Three Months Ended February 28, 2013 versus Three Months Ended February 29, 2012
Revenues from home sales increased 40% in the first quarter of 2013 to $855.1 million from $610.7 million in 2012. Revenues were higher primarily due to a 28% increase in the number of home deliveries, excluding unconsolidated entities, and a 9% increase in the average sales price of homes delivered. New home deliveries, excluding unconsolidated entities, increased to 3,174 homes in the first quarter of 2013 from 2,472 homes in the first quarter of 2012. There was an increase in home deliveries in all our Homebuilding segments and Homebuilding Other. The average sales price of homes delivered increased to $269,000 in the first quarter of 2013 from $246,000 in the same period last year, driven primarily by an increase in the average sales price of home deliveries in all of our homebuilding segments, except our Homebuilding West segment and Homebuilding Other, primarily due to increase in pricing in many of our markets as the market recovery continues. The average sales price of home deliveries decreased in our Homebuilding West segment primarily due to a shift in product mix in California due to the timing of deliveries from active communities with a lower average sales price. In Homebuilding Other the average sales price decreased primarily due to new home deliveries from our new operations in Washington and Oregon which have a lower average sales price than the other states in Homebuilding Other. Sales incentives offered to homebuyers were $23,300 per home delivered in the first quarter of 2013, or 8.0% as a percentage of home sales revenue, compared to $34,200 per home delivered in the same period last year, or 12.2% as a percentage of home sales revenue, and $25,800 per home delivered in the fourth quarter of 2012, or 9.0% as a percentage of home sales revenue.
Gross margins on home sales were $189.0 million, or 22.1%, in the first quarter of 2013, compared to $127.9 million, or 20.9%, in the first quarter of 2012. Gross margin percentage on home sales improved compared to last year, primarily due to a greater percentage of deliveries from our new higher margin communities (communities where land was acquired subsequent to November 30, 2008), which made up 57% of our deliveries, a decrease in sales incentives offered to homebuyers as a percentage of revenue from home sales, an increase in the average sales price of homes delivered and lower valuation adjustments, partially offset by an increase in materials and labor costs. Gross profits on land sales totaled $3.0 million in the first quarter of 2013, compared to $2.9 million in the first quarter of 2012.
Selling, general and administrative expenses were $102.2 million in the first quarter of 2013, compared to $91.1 million in the first quarter of 2012. As a percentage of revenues from home sales, selling, general and administrative expenses improved to 12.0% in the first quarter of 2013, from 14.9% in the first quarter of 2012, due to improved operating leverage as a result of increased absorption per community.
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities was ($0.9) million in the first quarter of 2013, related to our share of operating losses of Lennar Homebuilding unconsolidated entities, compared to Lennar Homebuilding equity in earnings (loss) of $1.1 million in the first quarter of 2012.
Lennar Homebuilding other income, net, totaled $4.3 million in the first quarter of 2013, compared to $4.1 million in the first quarter of 2012.
Lennar Homebuilding interest expense was $46.3 million in the first quarter of 2013 ($19.4 million was included in cost of homes sold, $0.8 million in cost of land sold and $26.0 million in other interest expense), compared to $41.3 million in the first quarter of 2012 ($16.1 million was included in cost of homes sold, $0.4 million in cost of land sold and $24.8 million in other interest expense). Interest expense increased due to an increase in our outstanding debt and an increase in deliveries, partially offset by a lower weighted average interest rate compared to the same period last year.
Operating earnings for the Lennar Financial Services segment were $16.1 million in the first quarter of 2013, compared to $8.3 million in the first quarter of 2012. The increase in profitability was primarily due to increased volume and margins in the segment's mortgage operations as a result of an increase in refinance transactions and homebuilding deliveries.
In the first quarter of 2013, operating earnings for the Rialto Investments segment were $1.7 million (which included $1.4 million operating earnings and an add back of $0.3 million of net loss attributable to noncontrolling interests), compared to operating earnings of $9.4 million (which included $5.1 million of operating earnings and an add back $4.3 million of net loss attributable to noncontrolling interests) in the same period last year. In the first quarter of 2013, revenues in this segment were $25.6 million, which consisted primarily of accretable interest income associated with the segment’s portfolio of real estate loans and fees for managing and servicing assets, compared to revenues of $32.2 million in the same period last year. Revenues decreased primarily due to lower interest income as a result of a decrease in the portfolio of loans, reflecting Rialto Investments segment's shift in focus to managing assets for funds it creates rather than acquiring assets. Expenses in this segment were $31.8 million, in the first quarter of 2013, which consisted primarily of costs related to its portfolio operations, loan impairments of $7.1 million primarily associated with the segment's FDIC loan portfolio (before noncontrolling interests) and other general and administrative expenses, compared to expenses of $33.4 million, which consisted primarily of costs related to its portfolio operations, due diligence expenses related to both completed and abandoned transactions, and other general and administrative expenses in the same period last year.

The segment also had equity in earnings from unconsolidated entities of $6.2 million in the first quarter of 2013, which included $6.4 million of equity in earnings related to our share of earnings from the Rialto Real Estate Fund (the “Fund I”). This compared to equity in earnings from unconsolidated entities of $18.5 million in the first quarter of 2012, which included $8.4 million of net gains primarily related to unrealized gains for our share of the mark-to-market adjustments of the investment portfolio underlying the AllianceBernstein L.P. ("AB") fund formed under the Federal government's Public-Private Investment Program ("PPIP") that was liquidated at the end of 2012, $2.6 million of interest income earned by the AB PPIP fund and $7.6 million of equity in earnings related to our share of Fund I.
In the first quarter of 2013, Rialto Investments other income (expense), net, was $1.3 million, which consisted primarily of rental income and gains realized on the sale of real estate owned ("REO"), partially offset by expenses related to owning and maintaining REO. In the first quarter of 2012, Rialto Investments other income (expense), net, was ($12.2) million, which consisted primarily of expenses related to owning and maintaining real estate owned, partially offset by rental income and gains from acquisition of REO through foreclosure.
Corporate general and administrative expenses were $31.3 million, or 3.2% as a percentage of total revenues, in the first quarter of 2013, compared to $26.8 million, or 3.7% as a percentage of total revenues, in the first quarter of 2012. The increase in corporate general and administrative expenses was primarily due to an increase in personnel related expenses as a result of variable compensation expense.
Net loss attributable to noncontrolling interests were ($0.5) million and ($7.0) million, respectively, in the first quarter of 2013 and 2012, primarily attributable to noncontrolling interests related to our homebuilding and Rialto Investments segments. Net loss attributable to noncontrolling interests of our Rialto Investments segment was primarily related to the FDIC’s interest in the portfolio of real estate loans that we acquired in partnership with the FDIC.
A reduction of the carrying amounts of deferred tax assets by a valuation allowance is required if, based on available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed quarterly based on the more-likely-than-not realization threshold criterion. In the assessment of the need for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with loss carryforwards not expiring unused and tax planning alternatives.
During the first quarter of 2013, we concluded that it was more likely than not that a portion of our state net operating loss ("NOL") carryforwards related to which a valuation allowance had been established would be utilized. This conclusion was based on additional positive evidence including actual and forecasted profitability. Accordingly, during the first quarter of 2013, we reversed $25.1 million of the valuation allowance against the state NOL carryforwards. This reversal was partially offset by a tax provision of $21.5 million primarily related to first quarter 2013 pre-tax earnings. Therefore, we had a $3.6 million net benefit for income taxes for the first quarter of 2013. During the first quarter of 2012, we recorded a tax benefit of $1.5 million, primarily related to a refund claim for certain losses carried back to a prior year. Based on an analysis utilizing objectively verifiable evidence, it was not more likely than not that certain state NOL carryforwards would be utilized due to an inability to carry back these losses in most states and short carryforward periods that exist in certain states. As a result, as of February 28, 2013, we had a valuation allowance of $63.7 million against our deferred tax assets, primarily related to state NOL carryforwards. In future periods, some or all of the remaining allowance could be reversed if sufficient additional positive evidence is present indicating that it is more likely than not that a portion or all of our remaining deferred tax assets will be realized. Our overall effective income tax rates were (6.75%) and (11.33%), respectively, for the three months ended February 28, 2013 and February 29, 2012. The negative effective tax rates were primarily related to the reversal of our valuation allowance in the three months ended February 28, 2013 and a refund claim for certain losses carried back to a prior year in the three months ended February 29, 2012.

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
At February 28, 2013, our reportable homebuilding segments and Homebuilding Other consisted of homebuilding divisions located in:
East: Florida(1), Georgia, Maryland, New Jersey, North Carolina, South Carolina and Virginia
Central: Arizona, Colorado and Texas(2)
West: California and Nevada
Southeast Florida: Southeast Florida
Houston: Houston, Texas
Other: Illinois, Minnesota, Oregon and Washington

(1)	Florida in the East reportable segment excludes Southeast Florida, which is its own reportable segment.

(2)	Texas in the Central reportable segment excludes Houston, Texas, which is its own reportable segment.
The following tables set forth selected financial and operational information related to our homebuilding operations for the periods indicated:
Selected Financial and Operational Data

	Three Months Ended
	February 28,	February 29,
(In thousands)	2013	2012
East:
Sales of homes	$286,854	236,264
Sales of land	2,038	8,569
Total East	288,892	244,833
Central:
Sales of homes	147,958	84,927
Sales of land	1,074	786
Total Central	149,032	85,713
West:
Sales of homes	173,585	122,850
Sales of land	490	235
Total West	174,075	123,085
Southeast Florida:
Sales of homes	71,851	49,789
Total Southeast Florida	71,851	49,789
Houston:
Sales of homes	98,995	80,768
Sales of land	9,523	4,066
Total Houston	108,518	84,834
Other:
Sales of homes	75,838	36,102
Sales of land	238	77
Total Other	76,076	36,179
Total homebuilding revenues	$868,444	624,433

	Three Months Ended
	February 28,	February 29,
(In thousands)	2013	2012
Operating earnings (loss):
East:
Sales of homes	$30,785	17,627
Sales of land	351	1,800
Equity in earnings from unconsolidated entities	83	31
Other income (expense), net	(1,251)	1,431
Other interest expense	(7,093)	(6,942)
Total East	22,875	13,947
Central:
Sales of homes	17,487	4,039
Sales of land	161	92
Equity in loss from unconsolidated entities	(2)	(36)
Other income (expense), net	(330)	709
Other interest expense	(3,359)	(3,740)
Total Central	13,957	1,064
West:
Sales of homes	13,806	(2,227)
Sales of land	(42)	(73)
Equity in earnings (loss) from unconsolidated entities	(263)	1,340
Other income, net	8,057	1,823
Other interest expense	(8,955)	(8,436)
Total West	12,603	(7,573)
Southeast Florida:
Sales of homes	10,577	8,580
Equity in loss from unconsolidated entities	(230)	(245)
Other income, net	1,405	444
Other interest expense	(2,344)	(2,145)
Total Southeast Florida	9,408	6,634
Houston:
Sales of homes	8,151	4,686
Sales of land	2,494	1,057
Equity in loss from unconsolidated entities	(4)	(7)
Other income (expense), net	113	(50)
Other interest expense	(1,248)	(1,170)
Total Houston	9,506	4,516
Other:
Sales of homes	5,949	4,086
Sales of land	51	21
Equity in loss from unconsolidated entities	(451)	—
Other expense, net	(3,728)	(290)
Other interest expense	(3,032)	(2,416)
Total Other	(1,211)	1,401
Total homebuilding operating earnings	$67,138	19,989

Summary of Homebuilding Data
Deliveries:

	Three Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
East	1,140	1,062	$288,205	237,021	$253,000	223,000
Central	575	387	147,957	84,927	257,000	219,000
West	599	394	180,749	126,015	302,000	320,000
Southeast Florida	265	187	71,851	49,788	271,000	266,000
Houston	383	352	98,995	80,768	258,000	229,000
Other	224	100	75,837	36,103	339,000	361,000
Total	3,186	2,482	$863,594	614,622	$271,000	248,000
Of the total homes delivered listed above, 12 homes with a dollar value of $8.5 million and an average sales price of $709,000 represent home deliveries from unconsolidated entities for the three months ended February 28, 2013, compared to 10 deliveries with a dollar value of $3.9 million and an average sales price of $392,000 for the three months ended February 29, 2012.
Sales Incentives (1):

	Three Months Ended
	Sales Incentives (In thousands)		Average Sales Incentives Per Home Delivered		Sales Incentives as a % of Revenue
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
East	$32,902	36,077	$28,900	34,100	10.3%	13.3%
Central	10,010	12,991	17,400	33,600	6.3%	13.2%
West	6,253	11,985	10,600	31,000	3.5%	8.9%
Southeast Florida	7,997	6,820	30,200	36,500	10.0%	12.1%
Houston	13,017	12,608	34,000	35,800	11.6%	13.5%
Other	3,844	3,973	17,200	39,700	4.8%	9.9%
Total	$74,023	84,454	$23,300	34,200	8.0%	12.2%

(1)	Sales incentives relate to home deliveries during the period, excluding deliveries by unconsolidated entities.
New Orders (2):

	Three Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
East	1,552	1,246	$412,769	292,490	$266,000	235,000
Central	655	481	175,092	104,051	267,000	216,000
West	578	515	190,097	157,598	329,000	306,000
Southeast Florida	501	225	150,673	62,462	301,000	278,000
Houston	517	424	137,846	97,947	267,000	231,000
Other	252	131	91,104	48,786	362,000	372,000
Total	4,055	3,022	$1,157,581	763,334	$285,000	253,000

(2)	New orders represent the number of new sales contracts executed with homebuyers, net of cancellations, during the three months ended February 28, 2013 and February 29, 2012.
Of the total new orders listed above, 13 homes with a dollar value of $8.6 million and an average sales price of $661,000 represent new orders from unconsolidated entities for the three months ended February 28, 2013, compared to 23 new orders with a dollar value of $8.9 million and an average sales price of $387,000 for the three months ended February 29, 2012.

Backlog:

	Homes		Dollar Value (In thousands)		Average Sales Price
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
East	1,788	1,132	$494,760	278,092	$277,000	246,000
Central	733	403	195,762	84,245	267,000	209,000
West	687	419	212,545	129,173	309,000	308,000
Southeast Florida	705	204	220,098	64,920	312,000	318,000
Houston	650	427	174,370	96,948	268,000	227,000
Other	359	126	158,845	58,007	442,000	460,000
Total	4,922	2,711	$1,456,380	711,385	$296,000	262,000
Of the total homes in backlog listed above, 6 homes with a backlog dollar value of $3.6 million and an average sales price of $601,000 represent the backlog from unconsolidated entities at February 28, 2013, compared with backlog from unconsolidated entities of 15 homes with a backlog dollar value of $6.0 million and an average sales price of $399,000 at February 29, 2012.
Backlog represents the number of homes under sales contracts. Homes are sold using sales contracts, which are generally accompanied by sales deposits. In some instances, purchasers are permitted to cancel sales if they fail to qualify for financing or under certain other circumstances. The cancellation rates for the three months ended February 28, 2013 was within a range that is consistent with our historical cancellation rates. We experienced cancellation rates in our homebuilding segments and Homebuilding Other as follows:

	Three Months Ended
	February 28, 2013	February 29, 2012
East	14%	18%
Central	18%	19%
West	16%	15%
Southeast Florida	11%	14%
Houston	18%	22%
Other	12%	7%
Total	15%	18%
Active Communities:

	February 28, 2013	February 29, 2012
East	190	153
Central	72	70
West	62	68
Southeast Florida	27	29
Houston	79	74
Other	54	32
Total	484	426
Of the total active communities listed above, 2 communities represent active communities being developed by unconsolidated entities during the periods ended February 28, 2013 and February 29, 2012.

Deliveries from New Higher Margin Communities (3):

	Homes		Dollar Value (In thousands)		Average Sales Price
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
East	765	528	$190,948	111,496	$250,000	211,000
Central	238	144	59,344	32,807	249,000	228,000
West	371	214	101,432	67,939	273,000	317,000
Southeast Florida	177	128	52,609	37,527	297,000	293,000
Houston	92	58	26,014	11,905	283,000	205,000
Other	174	36	58,611	16,957	337,000	471,000
Total	1,817	1,108	$488,958	278,631	$269,000	251,000

(3)
Deliveries from new higher margin communities represent deliveries from communities where land was acquired subsequent to November 30, 2008, and is a subset of the deliveries included in the deliveries table.

Three Months Ended February 28, 2013 versus Three Months Ended February 29, 2012
Homebuilding East: Homebuilding revenues increased for the three months ended February 28, 2013, compared to the three months ended February 29, 2012, primarily due to an increase in the number of home deliveries and average sales price of homes delivered in all of the states in the segment, except Maryland and Virginia, in which deliveries and average sales price decreased for the three months ended February 28, 2013, compared to the same period last year. The increase in the number of deliveries was primarily driven by an increase in demand as evidenced by higher traffic volume in some of our communities, compared to the same period last year, resulting in an increase in our home sales per community. The increase in the average sales price of homes delivered was primarily because we have been able to increase the sales price of homes delivered and/or reduce sales incentives in certain of our communities as the market recovers in certain areas. The decrease in deliveries in Maryland and Virginia is due to the timing of opening and closing of communities. The average sales price decrease in Maryland and Virginia was primarily related to product mix as the prior year results included a community with a high average sales price that did not have deliveries in the first quarter of 2013. Gross margins on home sales were $67.6 million, or 23.6%, for the three months ended February 28, 2013, compared to gross margins on home sales of $50.8 million, or 21.5%, for the three months ended February 29, 2012. Gross margin percentage on homes increased compared to last year primarily due to a greater percentage of deliveries from our new higher margin communities, a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales (10.3% in 2013, compared to 13.3% in 2012) and lower valuation adjustments, partially offset by a 12% increase in direct construction and land costs per home due to increases in material and labor costs.
Homebuilding Central: Homebuilding revenues increased for the three months ended February 28, 2013 compared to the three months ended February 29, 2012, primarily due to an increase in the number of home deliveries in all of the states in the segment and an increase in the average sales price of homes delivered in all states in the segment. The increase in the number of deliveries was primarily driven by an increase in demand as evidenced by higher traffic volume in some of our communities, compared to the same period last year, resulting in an increase in our home sales per community. The increase in the average sales price of homes delivered was primarily because we have been able to increase the sales price of homes delivered and/or reduce sales incentives in certain of our communities as the market recovers in certain areas. Gross margins on home sales were $29.5 million, or 19.9%, for the three months ended February 28, 2013, compared to gross margins on home sales of $15.0 million, or 17.7%, for the three months ended February 29, 2012. Gross margin percentage on homes sales improved compared to last year primarily due to a greater percentage of deliveries from our new higher margin communities, a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales (6.3% in 2013, compared to 13.2% in 2012) and lower valuation adjustments, partially offset by a 12% increase in direct construction and land costs per home due to increases in material and labor costs.
Homebuilding West: Homebuilding revenues increased for the three months ended February 28, 2013, compared to the three months ended February 29, 2012, primarily due to an increase in the number of home deliveries in all of the states in the segment, partially offset by a 6% decrease in the average sales price in California. The increase in the number of deliveries was primarily driven by an increase in demand as evidenced by higher traffic volume in some of our communities, compared to the same period last year, resulting in an increase in our home sales per community. The decrease in the average sales price of homes delivered in California, was primarily related to a change in product mix due to the timing of deliveries from active communities with a lower average sales price, which also resulted in lower direct construction and land costs per home. Gross margins on home sales were $37.6 million, or 21.6%, for the three months ended February 28, 2013, compared to gross margins on home sales of $23.0 million, or 18.7%, for the three months ended February 29, 2012. Gross margin percentage on homes sales increased compared to last year primarily due to a greater percentage of deliveries from our new higher margin communities, a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales (3.5% in 2013, compared to 8.9% in 2012) and lower valuation adjustments, partially offset by the decrease in average sales price per home delivered.
Homebuilding Southeast Florida: Homebuilding revenues increased for the three months ended February 28, 2013, compared to the three months ended February 29, 2012, primarily due to an increase in the number of home deliveries in this segment driven by an increase in demand as evidenced by higher traffic volume in some of our communities, compared to the same period last year, resulting in an increase in our home sales per community. Gross margins on home sales were $18.4 million, or 25.6%, for the three months ended February 28, 2013, compared to gross margins on home sales of $14.3 million, or 28.8%, for the three months ended February 29, 2012. Gross margin percentage on homes sales decreased compared to last year primarily due to higher valuation adjustments and a 18% increase in direct construction costs per home due to increases in material and labor costs, partially offset by a 17% decrease in land costs per home due to the mix of home deliveries and a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales (10.0% in 2013, compared to 12.1% in 2012).
Homebuilding Houston: Homebuilding revenues increased for the three months ended February 28, 2013, compared to the three months ended February 29, 2012, primarily due to an increase in the number of home deliveries and an increase in the average sales price of homes delivered in this segment. The increase in the number of home deliveries was primarily driven by an increase in demand, compared to the same period last year, resulting in an increase in our home sales per community. The increase in the average sales price of homes delivered was primarily because we have been able to increase the sales price of homes delivered and/or reduce sales incentives in certain of our communities as the market recovers in certain areas. Gross margins on home sales were $20.7 million, or 20.9%, for the three months ended February 28, 2013, compared to gross margins on home sales of $15.2 million, or 18.8%, for the three months ended February 29, 2012. Gross margin percentage on homes sales increased compared to last year primarily due to a greater percentage of deliveries from our new higher margin communities, a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales (11.6% in 2013, compared to 13.5% in 2012), partially offset by a 9% increase in direct construction and land costs per home due to increases in material and labor costs.
Homebuilding Other: Homebuilding revenues increased for the three months ended February 28, 2013, compared to the three months ended February 29, 2012, primarily due to an increase in the number of home deliveries in all of the states of Homebuilding Other except for New York and Illinois, which are states with only a few active communities. The increase in homebuilding revenues was partially offset by a decrease in the average sales price of homes delivered. The increase in deliveries was primarily driven by an increase in demand, compared to the same period last year, resulting in an increase in our home sales per community and increased deliveries in Oregon and Washington, which are new operations. The average sales price decreased primarily due to new home deliveries from our new operations in Washington and Oregon which have a lower average sales price than the other states in Homebuilding Other, which also resulted in lower direct construction and land costs per home. Gross margins on home sales were $15.2 million, or 20.0%, for the three months ended February 28, 2013, compared to gross margins on home sales of $9.6 million, or 26.5%, for the three months ended February 29, 2012. Gross margin percentage on homes sales decreased primarily due to lower gross margins in Minnesota as a result of non-recurring benefits recorded during the three months ended February 29, 2012 related to changes in cost-to-complete estimates for certain communities in their close-out phase, as well as lower gross margins from the new operations in Washington due to start up costs. This decrease was offset by a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales (4.8% in 2013, compared to 9.9% in 2012) and lower valuation adjustments.
At February 28, 2013 and February 29, 2012, we owned 112,068 homesites and 100,465 homesites, respectively, and had access to an additional 22,542 homesites and 16,621 homesites, respectively, through either option contracts with third parties or agreements with unconsolidated entities in which we have investments. At November 30, 2012, we owned 107,138 homesites and had access to an additional 21,346 homesites through either option contracts with third parties or agreements with unconsolidated entities in which we have investments. At February 28, 2013, 3.7% of the homesites we owned were subject to home purchase contracts. At February 28, 2013 and February 29, 2012, our backlog of sales contracts was 4,922 homes ($1,456.4 million) and 2,711 homes ($711.4 million), respectively. The increase in backlog was primarily attributable to an increase in new orders in the three months ended February 28, 2013, compared to the three months ended February 29, 2012.

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

	Three Months Ended
	February 28,	February 29,
(Dollars in thousands)	2013	2012
Revenues	$95,880	68,215
Costs and expenses	79,778	59,965
Operating earnings	$16,102	8,250
Dollar value of mortgages originated	$1,188,000	743,000
Number of mortgages originated	5,100	3,500
Mortgage capture rate of Lennar homebuyers	79%	78%
Number of title and closing service transactions	25,500	22,600
Number of title policies issued	41,200	27,300
Rialto Investments Segment
Our Rialto reportable segment focuses on real estate investments and asset management. Rialto utilizes its vertically-integrated investment and operating platform to underwrite, diligence, acquire, manage, workout and add value to diverse portfolios of real estate loans, properties and securities, as well as providing strategic real estate capital. Rialto's primary focus is to manage third party capital and funds or entities it manages have invested in, and primarily on their behalf. Rialto has commenced the workout and/or oversight of billions of dollars of real estate assets across the United States, including commercial and residential real estate loans and properties, as well as mortgage backed securities with the objective of generating superior, risk-adjusted returns. To date, many of the investment and management opportunities have arisen from the dislocation in the United States real estate markets and the restructuring and recapitalization of those markets.
Rialto is the sponsor of and an investor in private equity vehicles that invest in and manage real estate related assets. This has included Fund I in which investors have committed and contributed a total of $700 million of equity (including $75 million by us). In addition, in December 2012, Rialto Real Estate Fund II, LP (“Fund II”) had its first closing of investor commitments of $260 million (including $100 million by us). Rialto also earns fees for its role as a manager of these vehicles and for providing asset management and other services to those vehicles and other third parties. The following table presents the results of operations of our Rialto segment for the periods indicated:

	Three Months Ended
	February 28,	February 29,
(In thousands)	2013	2012
Revenues	$25,622	32,208
Costs and expenses	31,771	33,370
Rialto Investments equity in earnings from unconsolidated entities	6,173	18,458
Rialto Investments other income (expense), net	1,327	(12,240)
Operating earnings (1)	$1,351	5,056

(1)	Operating earnings for the three months ended February 28, 2013 and February 29, 2012 include net loss attributable to noncontrolling interests of ($0.3) million and ($4.3) million, respectively.

The following is a detail of Rialto Investments other income (expense), net for the periods indicated:

	Three Months Ended
	February 28,	February 29,
(In thousands)	2013	2012
Realized gains on REO sales, net	$8,671	42
Unrealized gains on transfer of loans receivable to REO, net	670	1,952
REO expenses	(12,556)	(18,074)
Rental income	4,542	3,840
Rialto Investments other income (expense), net	$1,327	(12,240)
Distressed Asset Portfolios
In February 2010, the Rialto segment acquired indirectly 40% managing member equity interests in two limited liability companies (“LLCs”), in partnership with the FDIC. The LLCs hold performing and non-performing loans formerly owned by 22 failed financial institutions and when the Rialto segment acquired its interests in the LLCs, the two portfolios consisted of approximately 5,500 distressed residential and commercial real estate loans. The FDIC retained 60% equity interests in the LLCs and provided $626.9 million of financing with 0% interest, which is non-recourse to us and the LLCs. As of February 28, 2013, and November 30, 2012, the notes payable balance was $167.2 million and $470.0 million, respectively; however, as of February 28, 2013 and November 30, 2012, $4.7 million and $223.8 million, respectively, of cash collections on loans in excess of expenses had been deposited in a defeasance account, established for the repayment of the notes payable, under the agreement with the FDIC. The funds in the defeasance account will be used to retire the notes payable upon their maturity. During the three months ended February 28, 2013, the LLCs retired $302.8 million principal amount of the notes payable under the agreement with the FDIC through the defeasance account. In February 2013, the Rialto segment and the FDIC entered into a forbearance agreement whereby the FDIC temporarily waived its right to reissue a new purchase money note for the remaining $11.2 million balance of the portion of the notes payable that was due on February 25, 2013 until July 25, 2013. This forbearance does not meet the definition of an extension in the financing agreement and thus, no triggering event is deemed to have occurred. We agreed to disburse all available funds in the defeasance account on a monthly basis to the FDIC until the remaining $11.2 million balance of the portion of the notes payable that was due on February 25, 2013 was paid in full, but no later than July 25, 2013. In March 2013, we paid the remaining balance of the notes payable that was due on February 25, 2013 with cash disbursed from the defeasance account.
The LLCs met the accounting definition of variable interest entities (“VIEs”) and since we were determined to be the primary beneficiary, we consolidated the LLCs. At February 28, 2013, these consolidated LLCs had total combined assets and liabilities of $930.7 million and $188.2 million, respectively. At November 30, 2012, these consolidated LLCs had total combined assets and liabilities of $1,236.4 million and $493.4 million, respectively.
In September 2010, the Rialto segment acquired approximately 400 distressed residential and commercial real estate loans and over 300 REO properties from three financial institutions. We paid $310 million for the distressed real estate and real estate related assets of which, $124 million was financed through a 5-year senior unsecured note provided by one of the selling institutions. As of February 28, 2013, there was $90.9 million outstanding.
Investments
In 2010, 2011 and 2012, the Rialto segment obtained investors in Fund I who made equity commitments of $700 million (including $75 million committed by us). All capital commitments have been called and funded, and Fund I is closed to additional commitments. During the three months ended February 28, 2013, we received distributions of $7.7 million as a return of capital. During the three months ended February 29, 2012, we contributed $7.3 million to Fund I. As of February 28, 2013 and November 30, 2012, the carrying value of our investment in Fund I was $97.6 million and $98.9 million, respectively. For the three months ended February 28, 2013, and February 29, 2012, our share of earnings from Fund I was $6.4 million and $7.6 million, respectively.
In addition, in 2010, the Rialto segment also invested in approximately $43 million of non-investment grade CMBS for $19.4 million, representing a 55% discount to par value. As of February 28, 2013 and November 30, 2012, the carrying value of the investment securities was $15.3 million and $15.0 million, respectively.
In December 2012, our Rialto segment completed the first closing of its second real estate investment fund ("Fund II") with initial equity commitments of approximately $260 million, including $100 million committed by us. Among other things, Fund II's documents prohibit us, including our Rialto segment, from acquiring real estate assets that might be suitable for Fund

II, before Fund II is fully invested or committed, other than residential properties we acquire in connection with our homebuilding activities. In March 2013, $75 million of the $260 million in equity commitments was called, of which, we contributed our portion of approximately $29 million.
Additionally, another subsidiary in the Rialto segment has approximately a 5% investment in a service and infrastructure provider to the residential home loan market (the “Servicer Provider”), which provides services to the consolidated LLCs, among others. As of both February 28, 2013 and November 30, 2012, the carrying value of our investment in the Servicer Provider was $8.4 million.

2) Financial Condition and Capital Resources
At February 28, 2013, we had cash and cash equivalents related to our homebuilding, financial services and Rialto operations of $1.2 billion, compared to $1.3 billion at November 30, 2012 and $0.9 billion at February 29, 2012.
We finance our land acquisition and development activities, construction activities, financial services activities, Rialto activities and general operating needs primarily with cash generated from our operations, debt issuances and equity offerings, as well as cash borrowed under our warehouse lines of credit and our credit facility.
Operating Cash Flow Activities
During the three months ended February 28, 2013 and February 29, 2012, cash used in operating activities totaled $321.5 million and $132.4 million, respectively. During the three months ended February 28, 2013, cash used in operating activities were impacted by an increase in inventories due to strategic land purchases and a decrease in accounts payable and other liabilities, partially offset by our net earnings (net of our deferred income tax benefit) and a decrease in Lennar Financial Services loans held-for-sale.
During the three months ended February 29, 2012, cash used in operating activities were impacted by a decrease in accounts payable and other liabilities, an increase in inventories due to strategic land purchases, partially offset by a decrease in receivables and a decrease in Lennar Financial Services loans held-for-sale.
Investing Cash Flow Activities
During the three months ended February 28, 2013 and February 29, 2012, cash provided by investing activities totaled $260.0 million and $156.7 million, respectively. During the three months ended February 28, 2013, we received $18.4 million of principal payments on Rialto Investments loans receivable and $34.5 million of proceeds from the sales of REO. In addition, cash increased due to a $219.2 million decrease in Rialto Investments defeasance cash, $17.5 million of distributions of capital from Lennar Homebuilding unconsolidated entities and $7.7 million of distributions of capital from the Rialto Investments' unconsolidated entities, primarily related to Fund I. This was partially offset by $14.7 million of cash contributions to Lennar Homebuilding unconsolidated entities primarily for working capital.
During the three months ended February 29, 2012, we received $33.5 million of principal payments on Rialto Investments loans receivable and $37.9 million of proceeds from the sale of REO. In addition, cash increased due to a $108.2 million decrease in Rialto Investments defeasance cash and $9.9 million of distributions of capital from Lennar Homebuilding unconsolidated entities. This was offset by $26.8 million of cash contributions to Lennar Homebuilding unconsolidated entities primarily for working capital and debt reduction and $7.3 million of cash contributions to the Fund I, a Rialto Investments' unconsolidated entity.
We are always evaluating the possibility of acquiring homebuilders and other companies. However, at February 28, 2013, we had no agreements or understandings regarding any significant transactions.
Financing Cash Flow Activities
During the three months ended February 28, 2013, our cash used in financing activities of $7.2 million was primarily attributed to principal payments on Rialto Investments notes payable, net repayments under our Lennar Financial Services’ 364-day warehouse repurchase facilities and principal payments on other borrowings, offset by the receipt of proceeds related to the sale of $275 million principal amount of our 4.125% senior notes due 2018 (the "4.125% Senior Notes") and the sale of an additional $175 million aggregate principal amount of our 4.750% senior notes due 2022 (the "4.750% Senior Notes"). During the three months ended February 29, 2012, our cash used in financing activities of $265.0 million was primarily attributed to principal payments on Rialto Investments notes payable, net repayments under our Lennar Financial Services’ 364-day warehouse repurchase facilities and principal payments on other borrowings, partially offset by the receipt of proceeds of the sale of an additional $50 million aggregate principal amount of our 3.25% convertible senior notes due 2021 that the initial purchasers acquired to cover over-allotments.

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

(Dollars in thousands)	February 28, 2013	November 30, 2012	February 29, 2012
Lennar Homebuilding debt	$4,505,662	4,005,051	3,472,937
Stockholders’ equity	3,495,881	3,414,764	2,722,796
Total capital	$8,001,543	7,419,815	6,195,733
Lennar Homebuilding debt to total capital	56.3%	54.0%	56.1%
Lennar Homebuilding debt	$4,505,662	4,005,051	3,472,937
Less: Lennar Homebuilding cash and cash equivalents	1,112,728	1,146,867	792,165
Net Lennar Homebuilding debt	$3,392,934	2,858,184	2,680,772
Net Lennar Homebuilding debt to total capital (1)	49.3%	45.6%	49.6%

(1)
Net Lennar Homebuilding debt to total capital consists of net Lennar Homebuilding debt (Lennar Homebuilding debt less Lennar Homebuilding cash and cash equivalents) divided by total capital (net Lennar Homebuilding debt plus stockholders’ equity).

At February 28, 2013, Lennar Homebuilding debt to total capital was higher compared to February 29, 2012, due to an increase in Lennar Homebuilding debt primarily as a result of an increase in our senior notes, partially offset by an increase in stockholder’s equity primarily related to our net earnings, which included the partial reversal of our deferred tax asset valuation allowance of $491.5 million during 2012.
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
Our Lennar Homebuilding average debt outstanding was $4.2 billion with an average rate for interest incurred of 5.1% for the three months ended February 28, 2013, compared to $3.4 billion with an average rate for interest incurred of 5.5% for the three months ended February 29, 2012. Interest incurred related to homebuilding debt for the three months ended February 28, 2013 was $61.4 million, compared to $53.3 million in the same period last year.
At February 28, 2013, we had a $150 million Letter of Credit and Reimbursement Agreement with certain financial institutions, which may be increased to $200 million, but for which there are currently no commitments for the additional $50 million. At February 28, 2013, we also had a $50 million Letter of Credit and Reimbursement Agreement with certain financial institutions that had a $50 million accordion feature for which there are currently no commitments, and a $200 million Letter of Credit Facility with a financial institution. Additionally, in May 2012, we entered into a 3-year unsecured revolving credit facility (the "Credit Facility") with certain financial institutions that expires in May 2015. As of February 28, 2013, the maximum aggregate commitment under the Credit Facility was $525 million, of which $500 million was committed and $25 million was available through an accordion feature, subject to additional commitments. As of February 28, 2013, we had no outstanding borrowings under the Credit Facility. We believe we were in compliance with our debt covenants at February 28, 2013.
Our performance letters of credit outstanding were $115.8 million and $107.5 million, respectively, at February 28, 2013 and November 30, 2012. Our financial letters of credit outstanding were $209.0 million and $204.7 million, respectively, at February 28, 2013 and November 30, 2012. Performance letters of credit are generally posted with regulatory bodies to guarantee our performance of certain development and construction activities, and financial letters of credit are generally posted in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral.
During the three months ended February 28, 2013, we issued $275 million aggregate principal amount of our 4.125% senior notes due 2018 at a price of 99.998% in a private placement and an additional $175 million aggregate principal amount of our 4.750% senior notes due 2022 at a price of 98.073% in a private placement. Proceeds from the offerings, after payment of expenses, were $272.0 million and $172.2 million, respectively. We will use the net proceeds of the sale of the 4.125% Senior Notes and the 4.750% Senior Notes for working capital and general corporate purposes, which may include repayment or repurchase of our other outstanding senior notes. Interest on the 4.125% Senior Notes is due semi-annually beginning September 15, 2013. Our 4.125% Senior Notes are unsecured and unsubordinated, but are guaranteed by substantially all of our 100% owned homebuilding subsidiaries. Interest on our 4.750% Senior Notes is due semi-annually beginning May 15, 2013. Our 4.750% Senior Notes are unsecured and unsubordinated, but are guaranteed by substantially all of our 100% owned homebuilding subsidiaries. At February 28, 2013, the carrying amount of our 4.125% Senior Notes was $275.0 million. At February 28, 2013 and November 30, 2012, the carrying amount of our 4.750% Senior Notes was $521.6 million and $350.0 million, respectively.
Currently, substantially all of our 100% owned homebuilding subsidiaries are guaranteeing all our Senior Notes (the “Guaranteed Notes”). The guarantees are full and unconditional. The principal reason our 100% owned homebuilding subsidiaries guaranteed the Guaranteed Notes is so holders of the Guaranteed Notes will have rights at least as great with regard to our subsidiaries as any other holders of a material amount of our unsecured debt. Therefore, the guarantees of the Guaranteed Notes will remain in effect only while the guarantor subsidiaries guarantee a material amount of the debt of Lennar Corporation, as a separate entity, to others. At any time when a guarantor subsidiary is no longer guaranteeing at least $75 million of Lennar Corporation’s debt other than the Guaranteed Notes, either directly or by guaranteeing other subsidiaries’ obligations as guarantors of Lennar Corporation’s debt, the guarantor subsidiaries’ guarantee of the Guaranteed Notes will be suspended. Therefore, if the guarantor subsidiaries cease guaranteeing Lennar Corporation’s obligations under our Credit Facility and our letter of credit facilities and are not guarantors of any new debt, the guarantor subsidiaries’ guarantees of the Guaranteed Notes will be suspended until such time, if any, as they again are guaranteeing at least $75 million of Lennar Corporation’s debt other than the Guaranteed Notes.
If our guarantor subsidiaries are guaranteeing revolving credit lines totaling at least $75 million, we will treat the guarantees of the Guaranteed Notes as remaining in effect even during periods when Lennar Corporation’s borrowings under the revolving credit lines are less than $75 million.
In addition, a subsidiary will be released from its guarantee and any other obligations it may have regarding the senior notes if all or substantially all its assets, or all of its capital stock, are sold or otherwise disposed of.
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

The following are computations of the minimum net worth test, maximum leverage ratio, and liquidity test, as calculated per the Agreement as of February 28, 2013:

(Dollars in thousands)	Covenant Level	Level Achieved as of February 28, 2013
Minimum net worth test (1)	$1,789,673	2,598,445
Maximum leverage ratio (2)	67.0%	48.2%
Liquidity test (3)	1.00	5.00
The terms minimum net worth test, maximum leverage ratio and liquidity test used in the Agreement are specifically calculated per the Agreement and differ in specified ways from comparable GAAP or common usage terms. Our minimum net worth test, maximum leverage ratio and liquidity test were calculated for purposes of the Agreement as of February 28, 2013 as follows:

(1)	The minimum consolidated tangible net worth and the consolidated tangible net worth as calculated per the Agreement are as follows:

Minimum consolidated tangible net worth
(Dollars in thousands)	As of February 28, 2013
Stated minimum consolidated tangible net worth per the Agreement	$1,459,657
Plus: 50% of cumulative consolidated net income as calculated per the Agreement, if positive	330,016
Required minimum consolidated tangible net worth per the Agreement	$1,789,673

Consolidated tangible net worth
(Dollars in thousands)	As of February 28, 2013
Total equity	$4,069,640
Less: Intangible assets (a)	(51,972)
Tangible net worth as calculated per the Agreement	4,017,668
Less: Consolidated equity of mortgage banking, Rialto and other designated subsidiaries (b)	(1,295,422)
Less: Lennar Homebuilding noncontrolling interests	(123,801)
Consolidated tangible net worth as calculated per the Agreement	$2,598,445

(a)	Intangible assets represent the Financial Services' title operations goodwill and title plant assets.

(b)
Consolidated equity of mortgage banking subsidiaries represents the equity of the Lennar Financial Services segment's mortgage banking operations. Consolidated equity of other designated subsidiaries represents the equity of certain subsidiaries included within the Lennar Financial Services segment's title operations that are prohibited from being guarantors under this Agreement. The consolidated equity of Rialto, as calculated per the Agreement, represents Rialto total assets minus Rialto total liabilities as disclosed in Note 8 of the notes to our condensed consolidated financial statements as of February 28, 2013. The consolidated equity of mortgage banking subsidiaries, Rialto and other designated subsidiaries are included in equity in our condensed consolidated balance sheet as of February 28, 2013.

(2)	The leverage ratio as calculated per the Agreement is as follows:

Leverage ratio:
(Dollars in thousands)	As of February 28, 2013
Lennar Homebuilding senior notes and other debts payable	$4,505,662
Less: Debt of Lennar Homebuilding consolidated entities (a)	(235,494)
Funded debt as calculated per the Agreement	4,270,168
Plus: Financial letters of credit (b)	209,593
Plus: Lennar's recourse exposure related to Lennar Homebuilding unconsolidated/consolidated entities, net (c)	91,047
Consolidated indebtedness as calculated per the Agreement	4,570,808
Less: Unrestricted cash and cash equivalents in excess of required liquidity per the Agreement (d)	(1,118,337)
Numerator as calculated per the Agreement	$3,452,471
Denominator as calculated per the Agreement	$7,169,253
Leverage ratio (e)	48.2%

(a)	Debt of our Lennar Homebuilding consolidated entities is included in Lennar Homebuilding senior notes and other debts payable in our condensed consolidated balance sheet as of February 28, 2013.

(b)
Our financial letters of credit outstanding include $209.0 million disclosed in Note 11 of the notes to our condensed consolidated financial statements as of February 28, 2013 and $0.6 million of financial letters of credit related to the Financial Services segment's title operations.

(c)
Lennar's recourse exposure related to the Lennar Homebuilding unconsolidated and consolidated entities, net includes $42.3 million of net recourse exposure related to Lennar Homebuilding unconsolidated entities and $48.8 million of recourse exposure related to Lennar Homebuilding consolidated entities, which is included in Lennar Homebuilding senior notes and other debts payable in our condensed consolidated balance sheet as of February 28, 2013.

(d)
Unrestricted cash and cash equivalents include $1,112.7 million of Lennar Homebuilding cash and cash equivalents and $15.6 million of Lennar Financial Services cash and cash equivalents, excluding cash and cash equivalents from mortgage banking subsidiaries and other designated subsidiaries within the Lennar Financial Services segment.

(e)
Leverage ratio consists of the numerator as calculated per the Agreement divided by the denominator as calculated per the Agreement (consolidated indebtedness as calculated per the Agreement, plus consolidated tangible net worth as calculated per the Agreement).

(3)	Liquidity as calculated per the Agreement is as follows:

Liquidity test
(Dollars in thousands)	As of February 28, 2013
Unrestricted cash and cash equivalents as calculated per the Agreement (a)	$1,112,401
Consolidated interest incurred as calculated per the Agreement (b)	$222,535
Liquidity (c)	5.00

(a)
Unrestricted cash and cash and cash equivalents at February 28, 2013 for the liquidity test calculation includes $1,112.7 million of Lennar Homebuilding cash and cash equivalents plus $15.6 million of Lennar Financial Services cash and cash equivalents, excluding cash and cash equivalents from mortgage banking subsidiaries and other designated subsidiaries within the Lennar Financial Services segment, minus $15.9 million of cash and cash equivalents of Lennar Homebuilding consolidated joint ventures.

(b)
Consolidated interest incurred as calculated per the Agreement for the last twelve months ended February 28, 2013 includes Lennar Homebuilding interest incurred of $230.1 million, minus (1) interest incurred related to our partner's share of Lennar Homebuilding consolidated joint ventures included within Lennar Homebuilding interest incurred, (2) Lennar Homebuilding interest income included within Lennar Homebuilding other income, net, and (3) Lennar Financial Services interest income, excluding interest income from mortgage banking subsidiaries and other designated subsidiaries within the Lennar Financial Services operations.

(c)
We are only required to maintain either (1) liquidity in an amount equal to or greater than 1.00x consolidated interest incurred for the last twelve months then ended or (2) an interest coverage ratio of equal to or greater than 1.50:1.00 for the last twelve months then ended. Since we passed the liquidity test, we were not required to disclose the interest coverage ratio test, which we also passed.
At February 28, 2013, our Lennar Financial Services segment had a 364-day warehouse repurchase facility with a maximum aggregate commitment of $100 million and an additional uncommitted amount of $100 million that matures in February 2014, a 364-day warehouse repurchase facility with a maximum aggregate commitment of $200 million that matures in July 2013, and a 364-day warehouse repurchase facility with a maximum aggregate commitment of $150 million that matures February 2014 (plus a $100 million accordion feature that is usable from 10 days prior to quarter-end through 20 days after the quarter-end) and a 364-day warehouse facility with a maximum aggregate commitment of $60 million that matures November 2013. As of February 28, 2013, the maximum aggregate commitment and uncommitted amount under these facilities totaled $610 million and $100 million, respectively.
Our Lennar Financial Services segment uses these facilities to finance its lending activities until the mortgage loans are sold to investors and expects the facilities to be renewed or replaced with other facilities when they mature. Borrowings under the facilities were $311.9 million and $458.0 million at February 28, 2013 and November 30, 2012, respectively, and were collateralized by mortgage loans and receivables on loans sold to investors but not yet paid for with outstanding principal balances of $405.7 million and $509.1 million, at February 28, 2013 and November 30, 2012, respectively.
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
Changes in Capital Structure
We have a stock repurchase program which permits the purchase of up to 20 million shares of our outstanding common stock. During both the three months ended February 28, 2013 and February 29, 2012, there were no repurchases of common stock under the stock repurchase program. As of February 28, 2013, 6.2 million shares of common stock can be repurchased in the future under the program.
During the three months ended February 28, 2013 and February 29, 2012 treasury stock decreased by 0.5 million and 0.3 million, respectively, in Class A common shares due to activity related to our equity compensation plan.
On February 15, 2013, we paid cash dividends of $0.04 per share for both our Class A and Class B common stock to holders of record at the close of business on February 1, 2013, as declared by our Board of Directors on January 17, 2013.
Based on our current financial condition and credit relationships, we believe that our operations and borrowing resources will provide for our current and long-term capital requirements at our anticipated levels of activity.
Off-Balance Sheet Arrangements
Lennar Homebuilding: Investments in Unconsolidated Entities
At February 28, 2013, we had equity investments in 38 homebuilding and land unconsolidated entities (of which 7 had recourse debt, 4 non-recourse debt and 27 had no debt), compared to 36 homebuilding and land unconsolidated entities at November 30, 2012. In addition, we had 4 multifamily unconsolidated entities as of February 28, 2013, compared to 2 multifamily unconsolidated entities as November 30, 2012, as we continued to grow our multifamily business during the first quarter. Historically, we invested in unconsolidated entities that acquired and developed land (1) for our homebuilding operations or for sale to third parties or (2) for the construction of homes for sale to third-party homebuyers. Through these entities, we primarily sought to reduce and share our risk by limiting the amount of our capital invested in land, while obtaining access to potential future homesites and allowing us to participate in strategic ventures. The use of these entities also, in some instances, enabled us to acquire land to which we could not otherwise obtain access, or could not obtain access on as favorable terms, without the participation of a strategic partner. Participants in these joint ventures have been land owners/developers, other homebuilders and financial or strategic partners. Joint ventures with land owners/developers have given us access to homesites owned or controlled by our partners. Joint ventures with other homebuilders have provided us with the ability to bid jointly with our partners for large land parcels. Joint ventures with financial partners have allowed us to combine our homebuilding expertise with access to our partners’ capital. Joint ventures with strategic partners have allowed us to combine our homebuilding expertise with the specific expertise (e.g. commercial or infill experience) of our partner. Each joint venture is governed by an executive committee consisting of members from the partners.

Summarized condensed financial information on a combined 100% basis related to Lennar Homebuilding’s unconsolidated entities that are accounted for by the equity method was as follows:
Statements of Operations and Selected Information

	Three Months Ended
	February 28,	February 29,
(Dollars in thousands)	2013	2012
Revenues	$81,224	82,644
Costs and expenses	81,637	83,422
Other income	13,361	—
Net earnings (loss) of unconsolidated entities	$12,948	(778)
Our share of net earnings	$1,385	607
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities	$(867)	1,083
Our cumulative share of net earnings - deferred at February 28, 2013 and February 29, 2012, respectively	$1,482	4,321
Our investments in unconsolidated entities	$577,342	563,364
Equity of the unconsolidated entities	$2,179,129	2,089,703
Our investment % in the unconsolidated entities	26%	27%
Balance Sheets

(In thousands)	February 28, 2013	November 30, 2012
Assets:
Cash and cash equivalents	$167,418	157,340
Inventories	2,802,210	2,792,064
Other assets	183,024	250,940
	$3,152,652	3,200,344
Liabilities and equity:
Accounts payable and other liabilities	$255,369	310,496
Debt	718,154	759,803
Equity	2,179,129	2,130,045
	$3,152,652	3,200,344
As of February 28, 2013 and November 30, 2012, our recorded investments in Lennar Homebuilding unconsolidated entities were $577.3 million and $565.4 million, respectively, while the underlying equity in Lennar Homebuilding unconsolidated entities partners’ net assets as of February 28, 2013 and November 30, 2012 was $690.6 million and $681.6 million, respectively, primarily as a result of us buying an interest in a partner's equity in a Lennar Homebuilding unconsolidated entity at a discount to book value.
In fiscal 2007, we sold a portfolio of land to a strategic land investment venture with Morgan Stanley Real Estate Fund II, L.P., an affiliate of Morgan Stanley & Co., Inc., in which we have approximately a 20% ownership interest and 50% voting rights. Due to the nature of our continuing involvement, the transaction did not qualify as a sale by us under GAAP; thus, the inventory has remained on our condensed consolidated balance sheets in consolidated inventory not owned. As of February 28, 2013 and November 30, 2012, the portfolio of land (including land development costs) of $255.8 million and $264.9 million, respectively, is also reflected as inventory in the summarized condensed financial information related to Lennar Homebuilding’s unconsolidated entities.

Debt to total capital of the Lennar Homebuilding unconsolidated entities in which we have investments was calculated as follows:

(Dollars in thousands)	February 28, 2013	November 30, 2012
Debt	$718,154	759,803
Equity	2,179,129	2,130,045
Total capital	$2,897,283	2,889,848
Debt to total capital of our unconsolidated entities	24.8%	26.3%
Our investments in Lennar Homebuilding unconsolidated entities by type of venture were as follows:

(In thousands)	February 28, 2013	November 30, 2012
Land development	$508,235	493,917
Homebuilding	69,107	71,443
Total investments	$577,342	565,360
The summary of our net recourse exposure related to the Lennar Homebuilding unconsolidated entities in which we have investments was as follows:

(In thousands)	February 28, 2013	November 30, 2012
Several recourse debt - repayment	$40,773	48,020
Joint and several recourse debt - repayment	15,000	18,695
Lennar’s maximum recourse exposure	55,773	66,715
Less: joint and several reimbursement agreements with our partners	(13,500)	(16,826)
Lennar’s net recourse exposure	$42,273	49,889
During the three months ended February 28, 2013, our maximum recourse exposure related to indebtedness of Lennar Homebuilding unconsolidated entities decreased by $10.9 million primarily related to the joint ventures selling assets and other transactions.
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

(In thousands)	February 28, 2013	November 30, 2012
Assets	$1,811,292	1,843,163
Liabilities	$732,346	765,295
Equity	$1,078,946	1,077,868
In addition, in most instances in which we have guaranteed debt of a Lennar Homebuilding unconsolidated entity, our partners have also guaranteed that debt and are required to contribute their share of the guarantee payment. Historically, we have had repayment guarantees and maintenance guarantees. In a repayment guarantee, we and our venture partners guarantee repayment of a portion or all of the debt in the event of a default before the lender would have to exercise its rights against the collateral. In the event of default, if our venture partner does not have adequate financial resources to meet its obligation under our reimbursement agreement, we may be liable for more than our proportionate share, up to our maximum recourse exposure, which is the full amount covered by the joint and several guarantee. The maintenance guarantees only apply if the value of the collateral (generally land and improvements) is less than a specified percentage of the loan balance. If we are required to make a payment under a maintenance guarantee to bring the value of the collateral above the specified percentage of the loan balance, the payment would generally constitute a capital contribution or loan to the Lennar Homebuilding unconsolidated entity and increase our share of any funds the unconsolidated entity distributes. As of both February 28, 2013 and November 30, 2012, we do not have any maintenance guarantees related to our Lennar Homebuilding unconsolidated entities.
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
During the three months ended February 28, 2013, there were no loan paydowns by Lennar relating to recourse debt. During the three months ended February 29, 2012, there were other loan paydowns of $3.4 million. During both the three months ended February 28, 2013 and February 29, 2012, there were no payments under completion guarantees.
As of February 28, 2013, the fair values of the repayment guarantees and completion guarantees were not material. We believe that as of February 28, 2013, in the event we become legally obligated to perform under a guarantee of the obligation of a Lennar Homebuilding unconsolidated entity due to a triggering event under a guarantee, most of the time the collateral should be sufficient to repay at least a significant portion of the obligation or we and our partners would contribute additional capital into the venture. In certain instances, we have placed performance letters of credit and surety bonds with municipalities for our joint ventures.
The total debt of Lennar Homebuilding unconsolidated entities in which we have investments was as follows:

(In thousands)	February 28, 2013	November 30, 2012
Lennar’s net recourse exposure	$42,273	49,889
Reimbursement agreements from partners	13,500	16,826
Lennar’s maximum recourse exposure	$55,773	66,715
Non-recourse bank debt and other debt (partner’s share of several recourse)	$93,066	114,900
Non-recourse land seller debt or other debt	18,488	26,340
Non-recourse debt with completion guarantees	464,044	458,418
Non-recourse debt without completion guarantees	86,783	93,430
Non-recourse debt to Lennar	662,381	693,088
Total debt	$718,154	759,803
Lennar’s maximum recourse exposure as a % of total JV debt	8%	9%
In view of recent credit market conditions, it is not uncommon for lenders to real estate developers, including joint ventures in which we have interests, to assert non-monetary defaults (such as failure to meet construction completion deadlines or declines in the market value of collateral below required amounts) or technical monetary defaults against the real estate developers. In most instances, those asserted defaults are resolved by modifications of the loan terms, additional equity investments or other concessions by the borrowers. In addition, in some instances, real estate developers, including joint ventures in which we have interests, are forced to request temporary waivers of covenants in loan documents or modifications of loan terms, which are often, but not always obtained. However, in some instances developers, including joint ventures in which we have interests, are not able to meet their monetary obligations to lenders, and are thus declared in default. Because we sometimes guarantee all or portions of the obligations to lenders of joint ventures in which we have interests, when these joint ventures default on their obligations, lenders may or may not have claims against us. Normally, we do not make payments with regard to guarantees of joint venture obligations while the joint ventures are contesting assertions regarding sums due to their lenders. When it is determined that a joint venture is obligated to make a payment that we have guaranteed and the joint venture will not be able to make that payment, we accrue the amounts probable to be paid by us as a liability. Although we generally fulfill our guarantee obligations within a reasonable time after we determine that we are obligated with regard to them, at any point in time it is likely that we will have some balance of unpaid guarantee liability. At both February 28, 2013 and November 30, 2012, we had no liabilities accrued for unpaid guarantees of joint venture indebtedness on our condensed consolidated balance sheets.
The following table summarizes the principal maturities of our Lennar Homebuilding unconsolidated entities (“JVs”) debt as per current debt arrangements as of February 28, 2013 and does not represent estimates of future cash payments that will be made to reduce debt balances. Many JV loans have extension options in the loan agreements that would allow the loans to be extended into future years.

		Principal Maturities of Unconsolidated JVs by Period
(In thousands)	Total JV Assets (1)	Total JV Debt	2013	2014	2015	Thereafter	Other Debt (2)
Net recourse debt to Lennar		$42,273	16,298	4,412	1,500	20,063	—
Reimbursement agreements		13,500	—	—	13,500	—	—
Maximum recourse debt exposure to Lennar	1,811,292	55,773	16,298	4,412	15,000	20,063	—
Debt without recourse to Lennar	253,879	662,381	92,275	26,895	34,953	486,255	22,003
Total	$2,065,171	718,154	108,573	31,307	49,953	506,318	22,003

(1)	Excludes unconsolidated joint venture assets where the joint venture has no debt.

(2)	Represents land seller debt and other debt.
The following table is a breakdown of the assets, debt and equity of the Lennar Homebuilding unconsolidated joint ventures by partner type as of February 28, 2013:

(Dollars in thousands)	Total JV Assets	Maximum Recourse Debt Exposure to Lennar	Reimbursement Agreements	Net Recourse Debt to Lennar	Total Debt Without Recourse to Lennar	Total JV Debt	Total JV Equity	JV Debt to Total Capital Ratio	Remaining Homes/ Homesites in JV
Partner Type:
Financial	$2,322,780	33,434	13,500	19,934	510,448	543,882	1,543,995	26%	38,921
Land Owners/Developers	401,931	17,928	—	17,928	82,729	100,657	287,267	26%	14,432
Strategic	145,360	1,911	—	1,911	17,912	19,823	118,979	14%	2,014
Other Builders	282,581	2,500	—	2,500	29,289	31,789	228,888	12%	4,549
Total	$3,152,652	55,773	13,500	42,273	640,378	696,151	2,179,129	24%	59,916
Land seller debt and other debt		$—	—	—	22,003	22,003
Total JV debt		$55,773	13,500	42,273	662,381	718,154

The table below indicates the assets, debt and equity of our 10 largest Lennar Homebuilding unconsolidated joint venture investments as of February 28, 2013:

(Dollars in thousands)	Lennar’s Investment	Total JV Assets	Maximum Recourse Debt Exposure to Lennar	Reimbursement Agreements	Net Recourse Debt to Lennar	Total Debt Without Recourse to Lennar	Total JV Debt	Total JV Equity	JV Debt to Total Capital Ratio
Top Ten JVs (1):
Heritage Fields El Toro	$143,663	1,499,646	18,434	—	18,434	484,416	502,850	898,044	36%
Central Park West Holdings	54,435	87,311	15,000	13,500	1,500	26,031	41,031	44,748	48%
Newhall Land Development	47,620	396,244	—	—	—	—	—	277,286	—%
Ballpark Village	42,727	132,471	—	—	—	46,910	46,910	85,135	36%
Runkle Canyon	38,472	78,070	—	—	—	—	—	76,944	—%
MS Rialto Residential Holdings	33,172	267,361	—	—	—	—	—	259,943	—%
Treasure Island Community Development	27,750	56,862	—	—	—	—	—	55,531	—%
LS College Park	27,343	54,970	—	—	—	—	—	53,530	—%
Rocking Horse Partners	20,496	47,874	—	—	—	5,958	5,958	40,980	13%
Krome Groves Land Trust	19,321	90,001	11,684	—	11,684	23,366	35,050	49,591	41%
10 largest JV investments	454,999	2,710,810	45,118	13,500	31,618	586,681	631,799	1,841,732	26%
Other JVs	122,343	441,842	10,655	—	10,655	53,697	64,352	337,397	16%
Total	$577,342	3,152,652	55,773	13,500	42,273	640,378	696,151	2,179,129	24%
Land seller debt and other debt			$—	—	—	22,003	22,003
Total JV debt			$55,773	13,500	42,273	662,381	718,154

(1)
All of the joint ventures presented in the table above operate in our Homebuilding West segment except for Rocking Horse Partners and Willow Springs Properties, which operate in our Homebuilding Central segment and MS Rialto Residential Holdings, which operates in all of our homebuilding segments and Homebuilding Other.

The table below indicates the percentage of assets, debt and equity of our 10 largest Lennar Homebuilding unconsolidated joint venture investments, as of February 28, 2013:

	% of Total JV Assets	% of Maximum Recourse Debt Exposure to Lennar	% of Net Recourse Debt to Lennar	% of Total Debt Without Recourse to Lennar	% of Total JV Equity
10 largest JVs	86%	81%	75%	92%	85%
Other JVs	14%	19%	25%	8%	15%
Total	100%	100%	100%	100%	100%
Rialto Investments: Investments in Unconsolidated Entities
In 2010, 2011 and 2012, the Rialto segment obtained investors in Fund I who made equity commitments of $700 million (including $75 million committed by us). All capital commitments have been called and funded. Fund I is closed to additional commitments. During the three months ended February 28, 2013, we received distributions of $7.7 million as a return of capital. During the three months ended February 29, 2012, we contributed $7.3 million to Fund I. As of February 28, 2013 and November 30, 2012, the carrying value of our investment in Fund I was $97.6 million and $98.9 million, respectively. For the three months ended February 28, 2013 and February 29, 2012, our share of earnings from Fund I was $6.4 million and $7.6 million, respectively.
In December 2012, our Rialto segment completed the first closing of its second real estate investment fund ("Fund II") with initial equity commitments of approximately $260 million (including $100 million committed by us). Among other things, Fund II's documents prohibit us, including our Rialto segment, from acquiring real estate assets that might be suitable for Fund II, before Fund II is fully invested or committed, other than residential properties we acquire in connection with our homebuilding activities. In March 2013, $75 million of the $260 million in equity commitments was called, of which, we contributed our portion of approximately $29 million.
Additionally, another subsidiary in our Rialto segment has approximately a 5% investment in the Servicer Provider, which provides services to the consolidated LLCs, among others. As of both February 28, 2013 and November 30, 2012, the carrying value of our investment in the Servicer Provider was $8.4 million.
Summarized condensed financial information on a combined 100% basis related to Rialto’s investment in unconsolidated entities that are accounted for by the equity method was as follows:
Balance Sheets

(In thousands)	February 28, 2013	November 30, 2012
Assets:
Cash and cash equivalents	$82,820	299,172
Loans receivable	388,033	361,286
Real estate owned	187,413	161,964
Investment securities	234,505	182,399
Investments in real estate partnerships	127,931	72,903
Other assets	182,528	199,839
	$1,203,230	1,277,563
Liabilities and equity:
Accounts payable and other liabilities	$145,115	155,928
Notes payable	80,213	120,431
Partner loans	163,516	163,516
Equity	814,386	837,688
	$1,203,230	1,277,563
Statements of Operations

	Three Months Ended
	February 28,	February 29,
(In thousands)	2013	2012
Revenues	$53,343	122,405
Costs and expenses	59,114	51,185
Other income, net (1)	56,001	266,440
Net earnings of unconsolidated entities	$50,230	337,660
Rialto Investments equity in earnings from unconsolidated entities	$6,173	18,458

(1)
Other income, net, for the three months ended February 29, 2012 includes the AB PPIP Fund’s mark-to-market unrealized gains and unrealized losses, as well as realized gains from the sale of investments in the portfolio underlying the AB PPIP fund, all of which our portion is a small percentage.

Option Contracts
We have access to land through option contracts, which generally enables us to control portions of properties owned by third parties (including land funds) and unconsolidated entities until we have determined whether to exercise the options.
The table below indicates the number of homesites owned and homesites to which we had access through option contracts with third parties (“optioned”) or unconsolidated JVs (i.e., controlled homesites) at February 28, 2013 and February 29, 2012:

	Controlled Homesites
February 28, 2013	Optioned	JVs	Total	Owned Homesites	Total Homesites
East	4,709	283	4,992	35,241	40,233
Central	3,293	1,175	4,468	18,290	22,758
West	2,345	5,803	8,148	32,011	40,159
Southeast Florida	1,925	351	2,276	8,281	10,557
Houston	1,143	272	1,415	12,356	13,771
Other	1,205	38	1,243	5,889	7,132
Total homesites	14,620	7,922	22,542	112,068	134,610

	Controlled Homesites
February 29, 2012	Optioned	JVs	Total	Owned Homesites	Total Homesites
East	4,389	379	4,768	33,066	37,834
Central	996	1,199	2,195	16,137	18,332
West	996	6,045	7,041	27,860	34,901
Southeast Florida	961	333	1,294	8,402	9,696
Houston	903	295	1,198	9,800	10,998
Other	107	18	125	5,200	5,325
Total homesites	8,352	8,269	16,621	100,465	117,086
We evaluate all option contracts for land to determine whether they are VIEs and, if so, whether we are the primary beneficiary of certain of these option contracts. Although we do not have legal title to the optioned land, if we are deemed to be the primary beneficiary, we are required to consolidate the land under option at the purchase price of the optioned land. During the three months ended February 28, 2013, the effect of consolidation of these option contracts was a net increase of $6.4 million to consolidated inventory not owned with a corresponding increase to liabilities related to consolidated inventory not owned in our condensed consolidated balance sheet as of February 28, 2013. To reflect the purchase price of the inventory consolidated, we reclassified the related option deposits from land under development to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of February 28, 2013. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and our cash deposits. The increase to consolidated inventory not owned was offset by our exercise of options to acquire land under certain contracts previously consolidated, resulting in a net decrease in consolidated inventory not owned of $1.4 million for the three months ended February 28, 2013.
Our exposure to loss related to our option contracts with third parties and unconsolidated entities consisted of our non-refundable option deposits and pre-acquisitions costs totaling $134.6 million and $176.7 million, respectively, at February 28, 2013 and November 30, 2012. Additionally, we had posted $38.9 million and $42.5 million, respectively, of letters of credit in lieu of cash deposits under certain option contracts as of February 28, 2013 and November 30, 2012.

Contractual Obligations and Commercial Commitments
During the three months ended February 28, 2013, our contractual obligations and commercial commitments with regard to debt related to our operations changed. During the three months ended February 28, 2013, we issued $275 million aggregate principal amount of our 4.125% senior notes due 2017 and an additional $175 million aggregate principal amount of our 4.750% senior notes due 2022. During the three months ended February 28, 2013, we also retired $304.1 million of Rialto Investments notes payable. The following summarizes our contractual debt obligations as of February 28, 2013:

	Payments Due by Period
(In thousands)	Total	Nine Months ending November 30, 2013	December 1, 2013 through November 30, 2014	December 1, 2014 through November 30, 2016	December 1, 2016 through November 30, 2018	Thereafter
Lennar Homebuilding - Senior notes and other debts payable	$4,505,662	212,138	389,327	902,673	1,086,588	1,914,936
Lennar Financial Services - Notes and other debts payable	311,933	311,933	—	—	—	—
Interest commitments under interest bearing debt (1)	1,117,967	168,143	215,323	347,177	205,514	181,810
Rialto Investments - Notes payable (2)	270,357	12,323	191,510	64,048	2,324	152
Operating leases	103,922	20,633	22,693	28,039	16,677	15,880
Total contractual obligations (3)	$6,309,841	725,170	818,853	1,341,937	1,311,103	2,112,778

(1)	Interest commitments on variable interest-bearing debt are determined based on the interest rate as of February 28, 2013.

(2)
Amount includes $167.2 million of notes payable that was consolidated as part of the LLC consolidation related to the FDIC transaction and is non-recourse to Lennar; however, $4.7 million of cash collections on loans in excess of expenses had been deposited in a defeasance account established for the repayment of the FDIC notes payable.

(3)
Total contractual obligations excludes our gross unrecognized tax benefits of $8.8 million as of February 28, 2013 because we are unable to make reasonable estimates as to the period of cash settlement with the respective taxing authorities.

We are subject to the usual obligations associated with entering into contracts (including option contracts) for the purchase, development and sale of real estate in the routine conduct of our business. Option contracts for the purchase of land generally enable us to defer acquiring portions of properties owned by third parties and unconsolidated entities until we have determined whether to exercise our options. This reduces our financial risk associated with land holdings. At February 28, 2013, we had access to 22,542 homesites through option contracts with third parties and unconsolidated entities in which we have investments. At February 28, 2013, we had $134.6 million of non-refundable option deposits and pre-acquisition costs related to certain of these homesites and $38.9 million of letters of credit posted in lieu of cash deposits under certain option contracts.
At February 28, 2013, we had letters of credit outstanding in the amount of $324.8 million (which included the $38.9 million of letters of credit discussed above). These letters of credit are generally posted either with regulatory bodies to guarantee our performance of certain development and construction activities, or in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral. Additionally, at February 28, 2013, we had outstanding performance and surety bonds related to site improvements at various projects (including certain projects in our joint ventures) of $614.7 million. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all of the development and construction activities are completed. As of February 28, 2013, there were approximately $360.6 million, or 59%, of anticipated future costs to complete related to these site improvements. We do not presently anticipate any draws upon these bonds or letters of credit, but if any such draws occur, we do not believe they would have a material effect on our financial position, results of operations or cash flows.
Our Lennar Financial Services segment had a pipeline of loan applications in process of $1.3 billion at February 28, 2013. Loans in process for which interest rates were committed to the borrowers and builder commitments for loan programs totaled approximately $386.7 million as of February 28, 2013. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers or because borrowers may not meet certain criteria at the time of closing, the total commitments do not necessarily represent future cash requirements.
Our Lennar Financial Services segment uses mandatory mortgage-backed securities (“MBS”) forward commitments, option contracts and investor commitments to hedge our mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments, option contracts and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At February 28, 2013, we had open commitments amounting to $553.5 million to sell MBS with varying settlement dates through May 2013.

(3) New Accounting Pronouncements
See Note 16 of our condensed consolidated financial statements included under Item 1 of this Report for a discussion of new accounting pronouncements applicable to our Company.

(4) Critical Accounting Policies
We believe that there have been no significant changes to our critical accounting policies during the three months ended February 28, 2013 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended November 30, 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks related to fluctuations in interest rates on our investments, debt obligations, loans held-for-sale and loans held-for-investment. We utilize forward commitments and option contracts to mitigate the risks associated with our mortgage loan portfolio.
During the three months ended February 28, 2013, our market risks with regard to debt related to our operations changed. During the three months ended February 28, 2013, we issued $275 million aggregate principal amount of our 4.125% Senior Notes and an additional $175 million aggregate principal amount of our 4.750% Senior Notes. During the three months ended February 28, 2013, we also retired $304.1 million of Rialto Investments notes payable.
Information Regarding Interest Rate Sensitivity
Principal (Notional) Amount by
Expected Maturity and Average Interest Rate
February 28, 2013

	Nine Months Ending November 30,	Years Ending November 30,							Fair Value at February 28,
(Dollars in millions)	2013	2014	2015	2016	2017	2018	Thereafter	Total	2013
LIABILITIES:
Lennar Homebuilding:
Senior Notes and other debts payable
Fixed rate	$93.2	284.0	507.1	256.9	394.9	648.7	1,914.9	4,099.7	5,117.3
Average interest rate	2.0%	5.4%	5.6%	6.4%	12.3%	5.6%	3.5%	5.2%	—
Variable rate	$119.0	105.3	106.2	32.5	43.0	—	—	406.0	428.7
Average interest rate	3.8%	7.1%	5.2%	7.6%	3.2%	—	—	5.3%	—
Lennar Financial Services:
Variable rate	$311.9	—	—	—	—	—	—	311.9	311.9
Average interest rate	2.7%	—	—	—	—	—	—	2.7%	—
Rialto Investments:
Fixed rate (1)	$12.3	158.5	1.2	4.8	1.2	1.2	0.2	179.4	178.5
Average interest rate	0.8%	0.1%	6.0%	6.2%	5.9%	5.9%	6.0%	0.4%	—
Variable rate	$—	33.0	57.9	—	—	—	—	90.9	86.0
Average interest rate	—	4.5%	4.5%	—	—	—	—	4.5%	—

(1)
Amount includes $167.2 million of notes payable that was consolidated as part of the LLC consolidation related to the FDIC transaction and is non-recourse to Lennar; however, $4.7 million of cash collections on loans in excess of expenses had been deposited in a defeasance account established for the repayment of the FDIC notes payable.

Item 4. Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter that ended on February 28, 2013. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of February 28, 2013 to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
Our CEO and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended February 28, 2013. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1 - 5. Not Applicable

Item 6. Exhibits

10.1.	Indenture dated February 4, 2013, between Lennar and the Bank of New York Mellon Trust Company, N.A., as trustee (relating to Lennar's 4.125% Senior Notes due 2018).
31.1.	Rule 13a-14(a) certification by Stuart A. Miller, Chief Executive Officer.
31.2.	Rule 13a-14(a) certification by Bruce E. Gross, Vice President and Chief Financial Officer.
32.	Section 1350 certifications by Stuart A. Miller, Chief Executive Officer, and Bruce E. Gross, Vice President and Chief Financial Officer.
101.
The following financial statements from Lennar Corporation Quarterly Report on Form 10-Q for the quarter ended February 28, 2013, filed on April 9, 2013, were formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.*

* In accordance with Rule 406T of Regulation S-T, the XBRL related to information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lennar Corporation
(Registrant)

Date: April 9, 2013	/s/ Bruce E. Gross
Bruce E. Gross
Vice President and Chief Financial Officer

Date: April 9, 2013	/s/ David M. Collins
David M. Collins
Controller