Form 10-Q
period 2013-05-31
LENNAR CORP /NEW/
filed 2013-07-10
CIK 920760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2013
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
Common stock outstanding as of June 30, 2013:
Class A 161,708,831
Class B   31,303,195

Part I. Financial Information
Item 1. Financial Statements

Lennar Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in thousands, except shares and per share amounts)
(unaudited)

	May 31,	November 30,
	2013 (1)	2012 (1)
ASSETS
Lennar Homebuilding:
Cash and cash equivalents	$727,505	1,146,867
Restricted cash	8,602	8,096
Receivables, net	60,178	53,745
Inventories:
Finished homes and construction in progress	2,131,982	1,625,048
Land and land under development	3,392,505	3,119,804
Consolidated inventory not owned	306,138	326,861
Total inventories	5,830,625	5,071,713
Investments in unconsolidated entities	729,876	565,360
Other assets	1,023,268	956,070
	8,380,054	7,801,851
Rialto Investments:
Cash and cash equivalents	91,631	105,310
Defeasance cash to retire notes payable	37,903	223,813
Loans receivable, net	370,694	436,535
Real estate owned, held-for-sale	204,385	134,161
Real estate owned, held-and-used, net	478,314	601,022
Investments in unconsolidated entities	115,313	108,140
Other assets	39,037	38,379
	1,337,277	1,647,360
Lennar Financial Services	776,826	912,995
Total assets	$10,494,157	10,362,206

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

As of May 31, 2013, total assets include $1,540.7 million related to consolidated VIEs of which $10.1 million is included in Lennar Homebuilding cash and cash equivalents, $5.7 million in Lennar Homebuilding receivables, net, $15.3 million in Lennar Homebuilding finished homes and construction in progress, $126.3 million in Lennar Homebuilding land and land under development, $68.1 million in Lennar Homebuilding consolidated inventory not owned, $168.5 million in Lennar Homebuilding investments in unconsolidated entities, $216.9 million in Lennar Homebuilding other assets, $89.8 million in Rialto Investments cash and cash equivalents, $37.9 million in Rialto Investments defeasance cash to retire notes payable, $291.8 million in Rialto Investments loans receivable, net, $121.7 million in Rialto Investments real estate owned, held-for-sale, $382.6 million in Rialto Investments real estate owned, held-and-used, net $0.7 million in Rialto Investments in unconsolidated entities and $5.3 million in Rialto Investments other assets.
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

Lennar Corporation and Subsidiaries
Condensed Consolidated Balance Sheets – (Continued)
(Dollars in thousands, except shares and per share amounts)
(unaudited)

	May 31,	November 30,
	2013 (2)	2012 (2)
LIABILITIES AND EQUITY
Lennar Homebuilding:
Accounts payable	$228,491	220,690
Liabilities related to consolidated inventory not owned	250,607	268,159
Senior notes and other debts payable	4,538,344	4,005,051
Other liabilities	655,544	635,524
	5,672,986	5,129,424
Rialto Investments:
Notes payable and other liabilities	276,723	600,602
Lennar Financial Services	499,609	630,972
Total liabilities	6,449,318	6,360,998
Stockholders’ equity:
Preferred stock	—	—
Class A common stock of $0.10 par value; Authorized: May 31, 2013 and November 30, 2012 - 300,000,000 shares; Issued: May 31, 2013 - 173,415,395 shares and November 30, 2012 -172,397,149 shares	17,342	17,240
Class B common stock of $0.10 par value; Authorized: May 31, 2013 and November 30, 2012 - 90,000,000 shares; Issued: May 31, 2013 - 32,982,815 shares and November 30, 2012 - 32,982,815 shares	3,298	3,298
Additional paid-in capital	2,396,074	2,421,941
Retained earnings	1,784,669	1,605,131
Treasury stock, at cost; May 31, 2013 - 11,705,489 Class A common stock and 1,679,620 Class B common stock; November 30, 2012 - 12,152,816 Class A common stock and 1,679,620 Class B common stock	(615,781)	(632,846)
Total stockholders’ equity	3,585,602	3,414,764
Noncontrolling interests	459,237	586,444
Total equity	4,044,839	4,001,208
Total liabilities and equity	$10,494,157	10,362,206

(2)
As of May 31, 2013, total liabilities include $405.2 million related to consolidated VIEs as to which there was no recourse against the Company, of which $4.3 million is included in Lennar Homebuilding accounts payable, $38.2 million in Lennar Homebuilding liabilities related to consolidated inventory not owned, $172.8 million in Lennar Homebuilding senior notes and other debts payable, $12.5 million in Lennar Homebuilding other liabilities and $177.4 million in Rialto Investments notes payable and other liabilities.

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

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2013	2012	2013	2012
Revenues:
Lennar Homebuilding	$1,281,344	808,088	2,149,788	1,432,521
Lennar Financial Services	119,096	88,595	214,976	156,810
Rialto Investments	25,684	33,472	51,306	65,680
Total revenues	1,426,124	930,155	2,416,070	1,655,011
Costs and expenses:
Lennar Homebuilding	1,108,570	731,842	1,887,244	1,316,587
Lennar Financial Services	89,924	70,615	169,702	130,580
Rialto Investments	28,305	30,198	60,076	63,568
Corporate general and administrative	33,853	29,168	65,123	56,010
Total costs and expenses	1,260,652	861,823	2,182,145	1,566,745
Lennar Homebuilding equity in earnings (loss) unconsolidated entities	13,461	(9,381)	12,594	(8,298)
Lennar Homebuilding other income (expense), net	(2,686)	12,758	1,580	16,825
Other interest expense	(25,109)	(23,803)	(51,140)	(48,652)
Rialto Investments equity in earnings from unconsolidated entities	4,505	5,569	10,678	24,027
Rialto Investments other income (expense), net	6,646	(1,372)	7,973	(13,612)
Earnings before income taxes	162,289	52,103	215,610	58,556
(Provision) benefit for income taxes	(19,491)	402,321	(15,854)	403,845
Net earnings (including net earnings (loss) attributable to noncontrolling interests)	$142,798	454,424	199,756	462,401
Less: Net earnings (loss) attributable to noncontrolling interests (1)	5,362	1,721	4,828	(5,270)
Net earnings attributable to Lennar	$137,436	452,703	194,928	467,671
Basic earnings per share	$0.71	2.39	1.01	2.47
Diluted earnings per share	$0.61	2.06	0.88	2.16
Cash dividends per each Class A and Class B common share	$0.04	0.04	0.08	0.08
Comprehensive earnings attributable to Lennar	$137,436	452,703	194,928	467,671
Comprehensive earnings (loss) attributable to noncontrolling interests	$5,362	1,721	4,828	(5,270)

(1)
Net earnings (loss) attributable to noncontrolling interests for the three and six months ended May 31, 2013 includes $5.7 million and $5.4 million respectively, of net earnings attributable to noncontrolling interests related to the FDIC’s interest in the portfolio of real estate loans that the Company acquired in partnership with the FDIC. Net earnings (loss) attributable to noncontrolling interests for the three and six months ended May 31, 2012 includes $3.2 million and ($1.2) million, respectively, of net earnings (loss) attributable to noncontrolling interests related to the FDIC’s interest in the portfolio of real estate loans that the Company acquired in partnership with the FDIC.

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	Six Months Ended
	May 31,
	2013	2012
Cash flows from operating activities:
Net earnings (including net earnings (loss) attributable to noncontrolling interests)	$199,756	462,401
Adjustments to reconcile net earnings (including net earnings (loss) attributable to noncontrolling interests) to net cash used in operating activities:
Depreciation and amortization	13,739	12,491
Amortization of discount/premium on debt, net	11,268	10,750
Lennar Homebuilding equity in (earnings) loss from unconsolidated entities	(12,594)	8,298
Distributions of earnings from Lennar Homebuilding unconsolidated entities	220	954
Rialto Investments equity in earnings from unconsolidated entities	(10,678)	(24,027)
Distributions of earnings from Rialto Investments unconsolidated entities	197	4,110
Share based compensation expense	13,194	15,932
Tax benefit from share-based awards	8,435	—
Excess tax benefits from share-based awards	(8,240)	—
Deferred income tax (benefit) expense	6,174	(403,012)
Gains on retirement of Lennar Homebuilding other debts payable	(1,000)	(988)
Unrealized and realized gains on Rialto Investments real estate owned	(25,483)	(12,101)
Impairments of Rialto Investments loans receivable and REO	15,197	7,166
Valuation adjustments and write-offs of option deposits and pre-acquisition costs	5,118	6,566
Changes in assets and liabilities:
(Increase) decrease in restricted cash	(798)	985
Decrease in receivables	22,346	74,900
Increase in inventories, excluding valuation adjustments and write-offs of option deposits and pre-acquisition costs	(952,662)	(329,933)
Increase in other assets	(31,872)	(16,445)
Decrease in Lennar Financial Services loans-held-for-sale	120,922	34,549
Increase (decrease) in accounts payable and other liabilities	16,852	(66,403)
Net cash used in operating activities	(609,909)	(213,807)
Cash flows from investing activities:
Net (additions) disposals of operating properties and equipment	(2,979)	390
Investments in and contributions to Lennar Homebuilding unconsolidated entities	(33,068)	(44,843)
Distributions of capital from Lennar Homebuilding unconsolidated entities	122,889	21,180
Investments in and contributions to Rialto Investments unconsolidated entities	(33,636)	(19,884)
Distributions of capital from Rialto Investments unconsolidated entities	37,106	14,009
Decrease in Rialto Investments defeasance cash to retire notes payable	185,910	80,721
Receipts of principal payments on Rialto Investments loans receivable	34,288	41,788
Proceeds from sales of Rialto Investments real estate owned	104,482	91,473
Improvements to Rialto Investments real estate owned	(5,396)	(6,779)
Purchase of loans receivable	(5,450)	—
Purchases of Lennar Homebuilding investments available-for-sale	(15,417)	(7,224)
Proceeds from sales of Lennar Homebuilding investments available-for-sale	—	6,436
(Increase) decrease in Lennar Financial Services loans held-for-investment, net	(248)	1,660
Purchases of Lennar Financial Services investment securities	(13,460)	(1,804)
Proceeds from maturities of Lennar Financial Services investment securities	26,991	1,073
Net cash provided by investing activities	$402,012	178,196

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	Six Months Ended
	May 31,
	2013	2012
Cash flows from financing activities:
Net repayments under Lennar Financial Services debt	$(123,253)	(146,661)
Proceeds from senior notes	500,000	50,000
Redemption of senior notes	(63,001)	—
Debt issuance costs of senior notes and convertible senior notes	(5,117)	(1,035)
Principal repayments on Rialto Investments notes payable	(314,597)	(170,589)
Proceeds from other borrowings	65,500	30,546
Principal payments on other borrowings	(105,630)	(42,067)
Exercise of land option contracts from an unconsolidated land investment venture	(19,857)	(16,490)
Receipts related to noncontrolling interests	575	888
Payments related to noncontrolling interests	(168,176)	(145)
Excess tax benefits from share-based awards	8,240	—
Common stock:
Issuances	29,620	12,074
Repurchases	(83)	—
Dividends	(15,390)	(15,132)
Net cash used in financing activities	(211,169)	(298,611)
Net decrease in cash and cash equivalents	(419,066)	(334,222)
Cash and cash equivalents at beginning of period	1,310,743	1,163,604
Cash and cash equivalents at end of period	$891,677	829,382
Summary of cash and cash equivalents:
Lennar Homebuilding	$727,505	667,111
Lennar Financial Services	72,541	69,312
Rialto Investments	91,631	92,959
	$891,677	829,382
Supplemental disclosures of non-cash investing and financing activities:
Lennar Homebuilding:
Non-cash contributions to unconsolidated entities	$241,921	7,612
Inventory acquired in satisfaction of other assets including investments available-for-sale	$—	90,385
Non-cash purchases of investments available-for-sale	$—	12,520
Purchases of inventories and other assets financed by sellers	$73,355	61,872
Non-cash reduction of equity due to purchase of noncontrolling interest	99,066	—
Non-cash purchase of noncontrolling interests	63,500	—
Rialto Investments:
Real estate owned acquired in satisfaction/partial satisfaction of loans receivable	$27,784	107,370

See accompanying notes to condensed consolidated financial statements.

Lennar Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

(1)	Basis of Presentation
Basis of Consolidation
The accompanying condensed consolidated financial statements include the accounts of Lennar Corporation and all subsidiaries, partnerships and other entities in which Lennar Corporation has a controlling interest and VIEs (see Note 15) in which Lennar Corporation is deemed to be the primary beneficiary (the “Company”). The Company’s investments in both unconsolidated entities in which a significant, but less than controlling, interest is held and in VIEs in which the Company is not deemed to be the primary beneficiary, are accounted for by the equity method. All intercompany transactions and balances have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K and related amendments for the year ended November 30, 2012. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the accompanying condensed consolidated financial statements have been made.
The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The condensed consolidated statements of operations for the three and six months ended May 31, 2013 are not necessarily indicative of the results to be expected for the full year.
Rialto Management Fees Revenue
The Rialto Investments segment provides services to a variety of legal entities and investment vehicles such as funds, joint ventures, co-invests, and other private equity structures to manage their respective investments. As a result, Rialto earns and receives management fees, underwriting fees and due diligence fees. These fees related to the Rialto Investments segment are included in Rialto Investments revenue and are recorded over the period in which the services are performed, fees are determinable and collectability is reasonably assured. Rialto receives investment management fees from investment vehicles based on 1) a percentage of committed capital during the commitment period and after the commitment period ends and 2) a percentage of drawn commitments less the portion of such drawn commitments utilized to acquire investments that have been sold (in whole or in part) or liquidated (except to the extent such drawn commitments are subsequently reinvested in other investments) or completely written off. Fees earned for underwriting and due diligence services are based on actual costs incurred. The Company believes the way it records Rialto Investments' management fees revenue is a significant accounting policy because it represents a significant portion of the Rialto Investments segment's revenues and is expected to continue to grow in the future as the segment manages more assets.
Reclassifications/Revisions
Subsequent to the issuance of the November 30, 2012 consolidated financial statements, the Company determined it needed to revise its disclosures and presentations with respect to the supplemental financial information included in Note 17. These revisions do not affect the Company's consolidated financial statements and relate solely to transactions between Lennar Corporation and its subsidiaries and only impact the Supplemental Consolidating Financial Statements that are presented as supplemental information. Subsequent to the filing of this Form 10-Q, the Company will be filing a Form 10-K/A for its year ended November 30, 2012 and Form 10-Q/A for its first quarter ended February 28, 2013 to revise Note 17 of those respective filings. The amended Form 10-K/A and Form 10-Q/A will not affect the Company's consolidated financial statements.
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
The Company’s reportable homebuilding segments and all other homebuilding operations not required to be reported separately have operations located in:
East: Florida(1), Georgia, Maryland, New Jersey, North Carolina, South Carolina and Virginia
Central: Arizona, Colorado and Texas(2)
West: California and Nevada
Southeast Florida: Southeast Florida
Houston: Houston, Texas
Other: Illinois, Minnesota, Oregon, Tennessee and Washington
(1)Florida in the East reportable segment excludes Southeast Florida, which is its own reportable segment.
(2)Texas in the Central reportable segment excludes Houston, Texas, which is its own reportable segment.
Operations of the Lennar Financial Services segment include mortgage financing, title insurance and closing services for both buyers of the Company’s homes and others. The Lennar Financial Services segment sells substantially all of the loan it originates within a short period in the secondary mortgage market, the majority of which are sold on a servicing released, non-recourse basis. After the loans are sold, the Company retains potential liability for possible claims by purchasers that it breached certain limited industry-standard representations and warranties in the loan sale agreements. Lennar Financial Services’ operating earnings consist of revenues generated primarily from mortgage financing, title insurance and closing services, less the cost of such services and certain selling, general and administrative expenses incurred by the segment. The Lennar Financial Services segment operates generally in the same states as the Company’s homebuilding operations, as well as in other states.
Operations of the Rialto Investments (“Rialto”) segment include sourcing, underwriting, pricing, managing and ultimately monetizing real estate and real estate related assets, as well as providing similar services to others in markets across the country. Rialto’s operating earnings consists of revenues generated primarily from accretable interest income associated with portfolios of real estate loans acquired in partnership with the FDIC and other portfolios of real estate loans and assets acquired, asset management, due diligence and underwriting fees derived from the segment's Real Estate Investment Fund, LP (the “Fund I”), fees for sub-advisory services, other income (expense), net, consisting primarily of net gains upon foreclosure of real estate owned (“REO”) and net gains on sale of REO, and equity in earnings from unconsolidated entities, less the costs incurred by the segment for managing portfolios, REO expenses and other general administrative expenses.
Each reportable segment follows the same accounting policies described in Note 1 – “Summary of Significant Accounting Policies” to the consolidated financial statements in the Company’s 2012 Annual Report on Form 10-K and the Rialto management fees revenue significant accounting policy described in Note 1 of this Form 10-Q. Operational results of each segment are not necessarily indicative of the results that would have occurred had the segment been an independent, stand-alone entity during the periods presented.

Financial information relating to the Company’s operations was as follows:

(In thousands)	May 31, 2013	November 30, 2012
Assets:
Homebuilding East	$1,752,334	1,565,439
Homebuilding Central	884,423	729,300
Homebuilding West	2,680,725	2,396,515
Homebuilding Southeast Florida	701,511	603,360
Homebuilding Houston	343,518	273,605
Homebuilding Other (1)	843,928	724,461
Rialto Investments (2)	1,337,277	1,647,360
Lennar Financial Services	776,826	912,995
Corporate and unallocated	1,173,615	1,509,171
Total assets	$10,494,157	10,362,206

(1)	Includes assets related to the Company's multifamily business of $91.6 million and $29.1 million, respectively, as of May 31, 2013 and November 30, 2012.

(2)	Consists primarily of assets of consolidated VIEs (see Note 8).

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2013	2012	2013	2012
Revenues:
Homebuilding East	$433,329	310,149	722,221	554,982
Homebuilding Central	181,774	114,564	330,806	200,277
Homebuilding West	269,565	157,710	443,640	280,795
Homebuilding Southeast Florida	123,883	70,878	195,734	120,667
Homebuilding Houston	145,394	102,455	253,912	187,289
Homebuilding Other	127,399	52,332	203,475	88,511
Lennar Financial Services	119,096	88,595	214,976	156,810
Rialto Investments	25,684	33,472	51,306	65,680
Total revenues (1)	$1,426,124	930,155	2,416,070	1,655,011
Operating earnings (loss):
Homebuilding East	$52,810	26,291	75,685	40,238
Homebuilding Central	12,836	4,318	26,793	5,382
Homebuilding West	45,698	(9,405)	58,301	(16,978)
Homebuilding Southeast Florida (2)	28,764	24,176	38,172	30,810
Homebuilding Houston	15,026	10,262	24,532	14,778
Homebuilding Other	3,306	178	2,095	1,579
Lennar Financial Services	29,172	17,980	45,274	26,230
Rialto Investments	8,530	7,471	9,881	12,527
Total operating earnings	196,142	81,271	280,733	114,566
Corporate general and administrative expenses	33,853	29,168	65,123	56,010
Earnings before income taxes	$162,289	52,103	215,610	58,556

(1)
Total revenues are net of sales incentives of $89.9 million ($20,200 per home delivered) and $163.9 million ($21,500 per home delivered), respectively for the three and six months ended May 31, 2013, compared to $95.3 million ($29,800 per home delivered) and $179.7 million ($31,700 per home delivered) for the three and six months ended May 31, 2012.

(2)	For both the three and six months ended May 31, 2012, operating earnings include a $15.0 million gain on the sale of an operating property.

Valuation adjustments and write-offs relating to the Company’s homebuilding operations were as follows:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2013	2012	2013	2012
Valuation adjustments to finished homes, CIP and land on which the Company intends to build homes:
East	$30	568	79	785
Central	5	55	42	208
West	156	1,441	254	1,971
Southeast Florida	2,738	308	3,788	636
Houston	—	28	—	89
Other	5	4	26	740
Total	2,934	2,404	4,189	4,429
Valuation adjustments to land the Company intends to sell or has sold to third parties:
East	160	15	243	15
Central	—	—	2	—
West	—	1	158	1
Southeast Florida	—	332	—	332
Total	160	348	403	348
Write-offs of option deposits and pre-acquisition costs:
East	242	322	413	329
Central	1	5	27	54
West	32	—	50	232
Other	—	154	—	156
Total	275	481	490	771
Company’s share of valuation adjustments related to assets of unconsolidated entities:
West	—	5,437	—	5,437
Total	—	5,437	—	5,437
Valuation adjustments to investments of unconsolidated entities:
East	36	7	36	18
Total	36	7	36	18
Write-offs of other receivables and other assets:
East	—	1,000	—	1,000
Total	—	1,000	—	1,000
Total valuation adjustments and write-offs of option deposits and pre-acquisition costs, other receivables and other assets	$3,405	9,677	5,118	12,003
During the three and six months ended May 31, 2013, the Company recorded lower valuation adjustments than during the three and six months ended May 31, 2012. Changes in market conditions and other specific developments may cause the Company to re-evaluate its strategy regarding certain assets that could result in further valuation adjustments and/or additional write-offs of option deposits and pre-acquisition costs due to abandonment of those options contracts.

(3)	Lennar Homebuilding Investments in Unconsolidated Entities
Summarized condensed financial information on a combined 100% basis related to Lennar Homebuilding’s unconsolidated entities that are accounted for by the equity method was as follows:
Statements of Operations

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2013	2012	2013	2012
Revenues	$179,790	70,869	261,014	153,513
Costs and expenses	127,985	94,288	209,622	177,710
Other income	—	—	13,361	—
Net earnings (loss) of unconsolidated entities	$51,805	(23,419)	64,753	(24,197)
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities (1)	$13,461	(9,381)	12,594	(8,298)

(1)
For both the three and six months ended May 31, 2013, Lennar Homebuilding equity in earnings (loss) from unconsolidated entities includes $13.0 million of equity in earnings primarily as a result of sales of homesites to third parties by one unconsolidated entity. For both the three and six months ended May 31, 2012, Lennar Homebuilding equity in earnings (loss) includes $5.4 million of valuation adjustments related to strategic asset sales at Lennar Homebuilding's unconsolidated entities.

Balance Sheets

(In thousands)	May 31, 2013	November 30, 2012
Assets:
Cash and cash equivalents	$145,729	157,340
Inventories	3,138,835	2,792,064
Other assets	220,166	250,940
	$3,504,730	3,200,344
Liabilities and equity:
Accounts payable and other liabilities	$256,106	310,496
Debt	588,242	759,803
Equity	2,660,382	2,130,045
	$3,504,730	3,200,344
As of May 31, 2013 and November 30, 2012, the Company’s recorded investments in Lennar Homebuilding unconsolidated entities were $729.9 million and $565.4 million, respectively, while the underlying equity in Lennar Homebuilding unconsolidated entities partners’ net assets as of May 31, 2013 and November 30, 2012 was $1.0 billion, and $681.6 million, respectively, primarily as a result of the Company buying the interest in a partner's equity in a Lennar Homebuilding unconsolidated entity at a discount to book value and contributing non-monetary assets to an unconsolidated entity with a higher fair value than book value.
In fiscal 2007, the Company sold a portfolio of land to a strategic land investment venture with Morgan Stanley Real Estate Fund II, L.P., an affiliate of Morgan Stanley & Co., Inc., in which the Company has approximately a 20% ownership interest and 50% voting rights. Due to the nature of the Company’s continuing involvement, the transaction did not qualify as a sale by the Company under GAAP; thus, the inventory has remained on the Company’s condensed consolidated balance sheet in consolidated inventory not owned. As of both May 31, 2013 and November 30, 2012, the portfolio of land (including land development costs) of $246.9 million and $264.9 million, respectively, is also reflected as inventory in the summarized condensed financial information related to Lennar Homebuilding’s unconsolidated entities.
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

The summary of the Company’s net recourse exposure related to Lennar Homebuilding unconsolidated entities in which the Company has investments was as follows:

(In thousands)	May 31, 2013	November 30, 2012
Several recourse debt - repayment	$37,526	48,020
Joint and several recourse debt - repayment	15,000	18,695
The Company’s maximum recourse exposure	52,526	66,715
Less: joint and several reimbursement agreements with the Company’s partners	(13,500)	(16,826)
The Company’s net recourse exposure	$39,026	49,889
During the six months ended May 31, 2013, the Company’s maximum recourse exposure related to indebtedness of Lennar Homebuilding unconsolidated entities decreased by $14.2 million, as a result of $0.9 million paid by the Company primarily through capital contributions to unconsolidated entities and $13.3 million primarily related to the joint ventures selling assets and other transactions.
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

(In thousands)	May 31, 2013	November 30, 2012
Assets	$1,744,264	1,843,163
Liabilities	$602,333	765,295
Equity	$1,141,931	1,077,868
In addition, in most instances in which the Company has guaranteed debt of a Lennar Homebuilding unconsolidated entity, the Company’s partners have also guaranteed that debt and are required to contribute their share of the guarantee payments. Historically, the Company has had repayment guarantees and/or maintenance guarantees. In a repayment guarantee, the Company and its venture partners guarantee repayment of a portion or all of the debt in the event of default before the lender would have to exercise its rights against the collateral. In the event of default, if the Company’s venture partner does not have adequate financial resources to meet its obligations under the reimbursement agreement, the Company may be liable for more than its proportionate share, up to its maximum recourse exposure, which is the full amount covered by the joint and several guarantee. The maintenance guarantees only apply if the value of the collateral (generally land and improvements) is less than a specified percentage of the loan balance. If the Company is required to make a payment under a maintenance guarantee to bring the value of the collateral above the specified percentage of the loan balance, the payment would constitute a capital contribution or loan to the Lennar Homebuilding unconsolidated entity and increase the Company’s investment in the unconsolidated entity and its share of any funds the unconsolidated entity distributes. As of both May 31, 2013 and November 30, 2012, the Company does not have any maintenance guarantees related to its Lennar Homebuilding unconsolidated entities.
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
During the three months ended May 31, 2013 and 2012, there were $0.9 million and $0.5 million, respectively, of loan paydowns by Lennar relating to recourse debt. During both the three months ended May 31, 2013 and 2012, there were no payments under completion guarantees.
During the six months ended May 31, 2013 and 2012, there were $0.9 million and $3.9 million, respectively, of loan paydowns by Lennar relating to recourse debt. During both the six months ended May 31, 2013 and 2012, there were no payments under completion guarantees.
As of May 31, 2013, the fair values of the repayment guarantees and completion guarantees were not material. The Company believes that as of May 31, 2013, in the event it becomes legally obligated to perform under a guarantee of the obligation of a Lennar Homebuilding unconsolidated entity due to a triggering event under a guarantee, most of the time the collateral should be sufficient to repay at least a significant portion of the obligation or the Company and its partners would contribute additional capital into the venture. In certain instances, the Company has placed performance letters of credit and surety bonds with municipalities for its joint ventures (see Note 11).
The total debt of the Lennar Homebuilding unconsolidated entities in which the Company has investments was as follows:

(In thousands)	May 31, 2013	November 30, 2012
The Company’s net recourse exposure	$39,026	49,889
Reimbursement agreements from partners	13,500	16,826
The Company’s maximum recourse exposure	$52,526	66,715
Non-recourse bank debt and other debt (partner’s share of several recourse)	$87,009	114,900
Non-recourse land seller debt or other debt	18,457	26,340
Non-recourse debt with completion guarantees	347,500	458,418
Non-recourse debt without completion guarantees	82,750	93,430
Non-recourse debt to the Company	535,716	693,088
Total debt	$588,242	759,803
The Company’s maximum recourse exposure as a % of total JV debt	9%	9%

(4)	Stockholders' Equity
The following table reflects the changes in equity attributable to both Lennar Corporation and the noncontrolling interests of its consolidated subsidiaries in which it has less than a 100% ownership interest for both the six months ended May 31, 2013 and May 31, 2012:

		Stockholders’ Equity
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid- in Capital	Treasury Stock	Retained Earnings	Noncontrolling Interests
Balance at November 30, 2012	$4,001,208	17,240	3,298	2,421,941	(632,846)	1,605,131	586,444
Net earnings (including net loss attributable to noncontrolling interests)	199,756	—	—	—	—	194,928	4,828
Employee stock and directors plans	30,134	102	—	12,967	17,065	—	—
Tax benefit from employee stock plans and vesting of restricted stock	8,435	—	—	8,435	—	—	—
Amortization of restricted stock	13,161	—	—	13,161	—	—	—
Cash dividends	(15,390)	—	—	—	—	(15,390)	—
Equity adjustment related to purchase of noncontrolling interests	38,636	—	—	(60,430)	—	—	99,066
Receipts related to noncontrolling interests	575	—	—	—	—	—	575
Payments related to noncontrolling interests	(168,176)	—	—	—	—	—	(168,176)
Non-cash purchase of noncontrolling interests	(63,500)	—	—	—	—	—	(63,500)
Balance at May 31, 2013	$4,044,839	17,342	3,298	2,396,074	(615,781)	1,784,669	459,237

		Stockholders’ Equity
(In thousands)	Total Equity	Class A Common Stock	Class B Common Stock	Additional Paid- in Capital	Treasury Stock	Retained Earnings	Noncontrolling Interests
Balance at November 30, 2011	$3,303,525	16,910	3,298	2,341,079	(621,220)	956,401	607,057
Net earnings (including net loss attributable to noncontrolling interests)	462,401	—	—	—	—	467,671	(5,270)
Employee stock and directors plans	14,239	58	—	8,659	5,522	—	—
Amortization of restricted stock	14,132	—	—	14,132	—	—	—
Cash dividends	(15,132)	—	—	—	—	(15,132)	—
Receipts related to noncontrolling interests	888	—	—	—	—	—	888
Payments related to noncontrolling interests	(145)	—	—	—	—	—	(145)
Balance at May 31, 2012	$3,779,908	16,968	3,298	2,363,870	(615,698)	1,408,940	602,530
The Company has a stock repurchase program which permits the purchase of up to 20 million shares of its outstanding common stock. During both the three and six months ended May 31, 2013 and May 31, 2012, there were no repurchases of common stock under the stock repurchase program. As of May 31, 2013, 6.2 million shares of common stock can be repurchased in the future under the program.
During the three months ended May 31, 2013, treasury stock increased by an immaterial amount of Class A common stock. During the three months ended May 31, 2012, treasury stock had no changes in Class A Common stock. During the six months ended May 31, 2013 and 2012, treasury stock decreased by approximately 0.5 million and 0.3 million, respectively, in Class A common stock due to activity related to the Company's equity compensation plan.

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
During the six months ended May 31, 2013, the Company concluded that it was more likely than not that a portion of its state deferred tax assets would be utilized. This conclusion was based on additional positive evidence including actual and forecasted profitability, as well as the Company generating cumulative pre-tax earnings over a rolling four year period including the six months ended May 31, 2013. Accordingly, during the three and six months ended May 31, 2013, the Company reversed $41.3 million and $66.4 million, respectively, of its valuation allowance against its state deferred tax assets. This reversal was partially offset by a tax provision of $60.8 million and $82.3 million, respectively, primarily related to pre-tax earnings during the three and six months ended May 31, 2013. Therefore, the Company had a $19.5 million and $15.9 million provision for income taxes for the three and six months ended May 31, 2013, respectively. As of May 31, 2013, the Company's remaining valuation allowance against its deferred tax assets was $22.5 million, which is primarily related to state net operating loss carryforwards that may expire due to short carryforward periods. During the three and six months ended May 31, 2012, the Company recorded a tax benefit of $402.3 million and $403.8 million, respectively, primarily related to the reversal of the Company's valuation allowance.
As of May 31, 2013, the Company's deferred tax assets, net, were $500.0 million, of which $507.0 million were deferred tax assets included in Lennar Homebuilding's other assets on the Company's condensed consolidated balance sheets and $7.0 million were deferred tax liabilities included in Lennar Financial Services segment's liabilities on the Company's condensed consolidated balance sheets.

At May 31, 2013 and November 30, 2012, the Company had federal tax effected NOL carryforwards totaling $220.5 million and $278.8 million, respectively, that may be carried forward up to 20 years to offset future taxable income and begin to expire in 2025. As of May 31, 2013, the Company needs to generate $965.6 million of pre-tax earnings in future periods to realize all of its federal NOL carryforwards and federal deductible temporary tax differences. At May 31, 2013 and November 30, 2012, the Company had state tax effected NOL carryforwards totaling $166.8 million and $173.6 million, respectively, that may be carried forward from 5 to 20 years, depending on the tax jurisdiction, with losses expiring between 2013 and 2032. As of May 31, 2013, state tax effected NOL carryforwards totaling $7.9 million may expire over the next twelve months, if sufficient taxable income is not generated to utilize the net operating losses. At May 31, 2013, and November 30, 2012, the Company had a valuation allowance of $18.3 million and $84.6 million, respectively, against its state NOL carryforwards because the Company believes it is more likely than not that a portion of its state NOL carryforwards will not be realized due to the limited carryforward periods in certain states.
At May 31, 2013 and November 30, 2012, the Company had $8.8 million and $12.3 million of gross unrecognized tax benefits. If the Company were to recognize its gross unrecognized tax benefits as of May 31, 2013, $5.7 million would affect the Company’s effective tax rate. The Company expects the total amount of unrecognized tax benefits to decrease by $1.6 million within twelve months as a result of anticipated settlements with various taxing authorities.
During the six months ended May 31, 2013, the Company’s gross unrecognized tax benefits decreased by $3.5 million primarily as a result of state tax payments resulting from a previously settled IRS examination. The decrease in gross unrecognized tax benefits had no effect on the Company’s effective tax rate, which was 7.52%. As a result of the partial reversal of the valuation allowance against the Company's state deferred tax assets, the effective tax rate is not reflective of the Company's historical tax rate.
At May 31, 2013, the Company had $18.4 million accrued for interest and penalties, of which $0.7 million was recorded during the six months ended May 31, 2013. During the three and six months ended May 31, 2013, the accrual for interest and penalties was reduced by zero and $2.8 million, respectively, primarily as a result of the payment of interest related to state tax payments resulting from a previously settled IRS examination. At November 30, 2012, the Company had $20.5 million accrued for interest and penalties.
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
Basic and diluted earnings per share were calculated as follows:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands, except per share amounts)	2013	2012	2013	2012
Numerator:
Net earnings attributable to Lennar	$137,436	452,703	194,928	467,671
Less: distributed earnings allocated to nonvested shares	102	112	204	227
Less: undistributed earnings allocated to nonvested shares	1,747	6,594	2,405	6,807
Numerator for basic earnings per share	135,587	445,997	192,319	460,637
Plus: interest on 2.00% convertible senior notes due 2020 and 3.25% convertible senior notes due 2021	2,826	2,883	5,651	5,794
Plus: undistributed earnings allocated to convertible shares	1,747	6,594	2,405	6,807
Less: undistributed earnings reallocated to convertible shares	1,500	5,687	2,085	5,958
Numerator for diluted earnings per share	$138,660	449,787	198,290	467,280
Denominator:
Denominator for basic earnings per share - weighted average common shares outstanding	190,010	186,432	189,779	186,214
Effect of dilutive securities:
Shared based payments	339	1,074	456	979
Convertible senior notes	36,306	30,505	36,101	28,719
Denominator for diluted earnings per share - weighted average common shares outstanding	226,655	218,011	226,336	215,912
Basic earnings per share	$0.71	2.39	1.01	2.47
Diluted earnings per share	$0.61	2.06	0.88	2.16
For the three and six months ended May 31, 2013, there were no options to purchase shares of Class A common stock that were outstanding and anti-dilutive. For the three and six months ended May 31, 2012, options to purchase 0.1 million and 0.4 million, respectively, shares of Class A common stock were outstanding and anti-dilutive.

(7)	Lennar Financial Services Segment
The assets and liabilities related to the Lennar Financial Services segment were as follows:

(In thousands)	May 31, 2013	November 30, 2012
Assets:
Cash and cash equivalents	$72,541	58,566
Restricted cash	13,264	12,972
Receivables, net (1)	146,247	172,230
Loans held-for-sale (2)	380,577	502,318
Loans held-for-investment, net	24,671	23,982
Investments held-to-maturity	49,570	63,924
Goodwill	34,046	34,046
Other (3)	55,910	44,957
	$776,826	912,995
Liabilities:
Notes and other debts payable	$334,741	457,994
Other (4)	164,868	172,978
	$499,609	630,972

(1)	Receivables, net primarily relate to loans sold to investors for which the Company had not yet been paid as of May 31, 2013 and November 30, 2012, respectively.

(2)	Loans held-for-sale relate to unsold loans carried at fair value.

(3)
Other assets include mortgage loan commitments carried at fair value of $5.8 million and $12.7 million as of May 31, 2013 and November 30, 2012, respectively. In addition, other assets also includes forward contracts carried at fair value of $15.4 million as of May 31, 2013.

(4)
Other liabilities include $75.9 million and $76.1 million as of May 31, 2013 and November 30, 2012, respectively, of certain of the Company’s self-insurance reserves related to general liability and workers’ compensation. Other liabilities also include forward contracts carried at fair value of $2.6 million as of November 30, 2012.

At May 31, 2013, the Lennar Financial Services segment had a 364-day warehouse repurchase facility with a maximum aggregate commitment of $100 million and an additional uncommitted amount of $100 million that matures in February 2014, a 364-day warehouse repurchase facility with a maximum aggregate commitment of $200 million that matures in July 2013, a 364-day warehouse repurchase facility with a maximum aggregate commitment of $150 million that matures in May 2014 (plus a $100 million accordion feature that is usable from 10 days prior to quarter-end through 20 days after quarter-end) and a 364-day warehouse facility with a maximum aggregate commitment of $60 million, that matures in November 2013. As of May 31, 2013, the maximum aggregate commitment and uncommitted amount under these facilities totaled $610 million and $100 million, respectively.
The Lennar Financial Services segment uses these facilities to finance its lending activities until the mortgage loans are sold to investors and expects the facilities to be renewed or replaced with other facilities when they mature. Borrowings under the facilities were $334.7 million and $458.0 million at May 31, 2013 and November 30, 2012, respectively, and were collateralized by mortgage loans and receivables on loans sold to investors but not yet paid for with outstanding principal balances of $405.9 million and $509.1 million at May 31, 2013 and November 30, 2012, respectively. If the facilities are not renewed, the borrowings under the lines of credit will be paid off by selling the mortgage loans held-for-sale to investors and by collecting on receivables on loans sold but not yet paid. Without the facilities, the Lennar Financial Services segment would have to use cash from operations and other funding sources to finance its lending activities.
The Lennar Financial Services segment sells substantially all of the loan it originates within a short period in the secondary mortgage market, the majority of which are sold on a servicing released, non-recourse basis. After the loans are sold, the Company retains potential liability for possible claims by purchasers that it breached certain limited industry-standard representations and warranties in the loan sale agreement. Since 2009, there has been an increased industry-wide effort by purchasers to defray their losses during unfavorable economic environments by purporting to have found inaccuracies related to sellers’ representations and warranties in particular loan sale agreements. The Company’s mortgage operations have established reserves for possible losses associated with mortgage loans previously originated and sold to investors. The Company establishes reserves for such possible losses based upon, among other things, an analysis of repurchase requests received, an estimate of potential repurchase claims not yet received and actual past repurchases and losses through the disposition of affected loans, as well as previous settlements. While the Company believes that it has adequately reserved for known losses and projected repurchase requests, given the volatility in the mortgage industry and the uncertainty regarding the ultimate resolution of these claims, if either actual repurchases or the losses incurred resolving those repurchases exceed the Company’s expectations, additional recourse expense may be incurred. Loan origination liabilities are included in Lennar Financial Services’ liabilities in the condensed consolidated balance sheets. The activity in the Company’s loan origination liabilities was as follows:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2013	2012	2013	2012
Loan origination liabilities, beginning of period	$7,606	5,961	7,250	6,050
Provision for losses during the period	360	122	773	215
Adjustments to pre-existing provisions for losses from changes in estimates	428	245	524	253
Payments/settlements	(137)	(130)	(290)	(320)
Loan origination liabilities, end of period	$8,257	6,198	8,257	6,198
For Lennar Financial Services loans held-for-investment, net, a loan is deemed impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Interest income is not accrued or recognized on impaired loans unless payment is received. Impaired loans are written-off if and when the loan is no longer secured by collateral. The total unpaid principal balance of the impaired loans as of May 31, 2013 and November 30, 2012 was $7.8 million and $7.3 million, respectively. At May 31, 2013, the recorded investment in the impaired loans with a valuation allowance was $3.7 million, net of an allowance of $4.1 million. At November 30, 2012, the recorded investment in the impaired loans with a valuation allowance was $2.9 million, net of an allowance of $4.4 million. The average recorded investment in impaired loans totaled $3.6 million and $3.3 million for the three and six months ended May 31, 2013. The average recorded investment in impaired loans totaled $3.3 million and $3.5 million for the three and six months ended May 31, 2012 .

(8)	Rialto Investments Segment
The assets and liabilities related to the Rialto segment were as follows:

(In thousands)	May 31, 2013	November 30, 2012
Assets:
Cash and cash equivalents	$91,631	105,310
Defeasance cash to retire notes payable	37,903	223,813
Loans receivable, net	370,694	436,535
Real estate owned - held-for-sale	204,385	134,161
Real estate owned - held-and-used, net	478,314	601,022
Investments in unconsolidated entities	115,313	108,140
Investments held-to-maturity	15,522	15,012
Other	23,515	23,367
	$1,337,277	1,647,360
Liabilities:
Notes payable	$259,883	574,480
Other	16,840	26,122
	$276,723	600,602

Rialto’s operating earnings were as follows:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2013	2012	2013	2012
Revenues	$25,684	33,472	51,306	65,680
Costs and expenses	28,305	30,198	60,076	63,568
Rialto Investments equity in earnings from unconsolidated entities	4,505	5,569	10,678	24,027
Rialto Investments other income (expense), net	6,646	(1,372)	7,973	(13,612)
Operating earnings (1)	$8,530	7,471	9,881	12,527

(1)
Operating earnings for the three and six months ended May 31, 2013 include net earnings attributable to noncontrolling interests of $5.7 million and $5.4 million, respectively. Operating earnings (loss) for the three and six months ended May 31, 2012 include net earnings (loss) attributable to noncontrolling interests of $3.2 million, and ($1.2) million respectively.

The following is a detail of Rialto Investments other income (expense), net for the periods indicated:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2013	2012	2013	2012
Realized gains on REO sales, net	$18,535	8,397	27,206	8,439
Unrealized loss on transfer of loans receivable to REO, net	(6,980)	(3,185)	(6,310)	(1,233)
REO expenses	(10,348)	(10,649)	(22,904)	(28,723)
Rental income	5,439	4,065	9,981	7,905
Rialto Investments other income (expense), net	$6,646	(1,372)	7,973	(13,612)
Loans Receivable
In February 2010, the Rialto segment acquired indirectly 40% managing member equity interests in two limited liability companies (“LLCs”), in partnership with the FDIC. The LLCs hold performing and non-performing loans formerly owned by 22 failed financial institutions and when the Rialto segment acquired its interests in the LLCs, the two portfolios consisted of approximately 5,500 distressed residential and commercial real estate loans (“FDIC Portfolios”). The FDIC retained 60% equity interests in the LLCs and provided $626.9 million of financing with 0% interest, which is non-recourse to the Company and the LLCs. As of May 31, 2013 and November 30, 2012, the notes payable balance was $156.0 million and $470.0 million, respectively; however, as of May 31, 2013 and November 30, 2012, $37.9 million and $223.8 million, respectively, of cash collections on loans in excess of expenses were deposited in a defeasance account, established for the repayment of the notes payable, under the agreement with the FDIC. The funds in the defeasance account are being and will be used to retire the notes payable upon their maturity. During the six months ended May 31, 2013, the LLCs retired $314.0 million principal amount of the notes payable under the agreement with the FDIC through the defeasance account.
The LLCs met the accounting definition of VIEs and since the Company was determined to be the primary beneficiary, the Company consolidated the LLCs. At May 31, 2013, these consolidated LLCs had total combined assets and liabilities of $929.7 million and $177.4 million, respectively. At November 30, 2012, these consolidated LLCs had total combined assets and liabilities of $1,236.4 million and $493.4 million, respectively.
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

The following table displays the loans receivable by aggregate collateral type:

(In thousands)	May 31, 2013	November 30, 2012
Land	$190,190	216,095
Single family homes	77,001	93,207
Commercial properties	83,558	96,226
Multi-family homes	5,296	12,776
Other	14,649	18,231
Loans receivable, net	$370,694	436,535

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
The outstanding balance and carrying value of loans accounted for under ASC 310-30 was as follows:

(In thousands)	May 31, 2013	November 30, 2012
Outstanding principal balance	$696,314	812,187
Carrying value	$337,332	396,200
The activity in the accretable yield for the FDIC Portfolios and Bank Portfolios during the six months ended May 31, 2013 and 2012 were as follows:

(In thousands)	May 31, 2013	May 31, 2012
Accretable yield, beginning of period	$112,899	209,480
Additions	40,879	8,423
Deletions	(22,463)	(23,256)
Accretions	(26,596)	(40,890)
Accretable yield, end of period	$104,719	153,757
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
The following tables represent nonaccrual loans in the FDIC Portfolios and Bank Portfolios accounted for under ASC 310-10 aggregated by collateral type:
May 31, 2013

		Recorded Investment
(In thousands)	Unpaid Principal Balance	With Allowance	Without Allowance	Total Recorded Investment
Land	$7,805	221	3,158	3,379
Single family homes	17,309	4,715	4,143	8,858
Commercial properties	32,638	554	20,571	21,125
Loans receivable	$57,752	5,490	27,872	33,362
November 30, 2012

		Recorded Investment
(In thousands)	Unpaid Principal Balance	With Allowance	Without Allowance	Total Recorded Investment
Land	$23,163	4,983	2,844	7,827
Single family homes	18,966	8,311	2,244	10,555
Commercial properties	35,996	1,006	20,947	21,953
Loans receivable	$78,125	14,300	26,035	40,335
The average recorded investment in impaired loans totaled approximately $37 million and $67 million for the six months ended May 31, 2013 and 2012, respectively.
The loans receivable portfolios consist of loans acquired at a discount. Based on the nature of these loans, the portfolios are managed by assessing the risks related to the likelihood of collection of payments from borrowers and guarantors, as well as monitoring the value of the underlying collateral. The following are the risk categories for the loans receivable portfolios:
Accrual — Loans in which forecasted cash flows under the loan agreement, as it might be modified from time to time, can be reasonably estimated at the date of acquisition. The risk associated with loans in this category relates to the possible default by the borrower with respect to principal and interest payments and the possible decline in value of the underlying collateral and thus, both could cause a decline in the forecasted cash flows used to determine accretable yield income and the recognition of an impairment through an allowance for loan losses. As of May 31, 2013, the Company had an allowance on these loans of $18.7 million. During the three and six months ended May 31, 2013, the Company recorded $3.5 million and $9.5 million, respectively, of provision for loan losses offset by charge-offs of $1.6 million and $3.0 million, respectively, upon resolution of the loans. As of November 30, 2012, the Company had an allowance on these loans of $12.2 million. During the both three and six months ended May 31, 2012, the Company did not record any provision for loan losses or charge-offs on these loans.
Nonaccrual — Loans in which forecasted principal and interest could not be reasonably estimated at the date of acquisition. Although the Company believes the recorded investment balance will ultimately be realized, the risk of nonaccrual loans relates to a decline in the value of the collateral securing the outstanding obligation and the recognition of an impairment through an allowance for loan losses if the recorded investment in the loan exceeds the fair value of the collateral less estimated cost to sell. As of May 31, 2013 and November 30, 2012, the Company had an allowance on these loans of $1.8 million and $3.7 million, respectively. During the three months ended May 31, 2013 and 2012, the Company recorded $0.1 million and $1.4 million, respectively, of provision for loan losses offset by charge-offs of zero and $1.3 million, respectively, upon foreclosure of the loans. During the six months ended May 31, 2013 and 2012, the Company recorded $1.1 million and $2.3 million, respectively, of provision for loan losses offset by charge-offs of $3.0 million and $2.9 million, respectively, upon foreclosure of the loans.

Accrual and nonaccrual loans receivable by risk categories were as follows:
May 31, 2013

(In thousands)	Accrual	Nonaccrual	Total
Land	$186,811	3,379	190,190
Single family homes	68,143	8,858	77,001
Commercial properties	62,433	21,125	83,558
Multi-family homes	5,296	—	5,296
Other	14,649	—	14,649
Loans receivable	$337,332	33,362	370,694
November 30, 2012

(In thousands)	Accrual	Nonaccrual	Total
Land	$208,268	7,827	216,095
Single family homes	82,652	10,555	93,207
Commercial properties	74,273	21,953	96,226
Multi-family homes	12,776	—	12,776
Other	18,231	—	18,231
Loans receivable	$396,200	40,335	436,535
In order to assess the risk associated with each risk category, the Rialto segment evaluates the forecasted cash flows and the value of the underlying collateral securing loans receivable on a quarterly basis or when an event occurs that suggest a decline in the collateral’s fair value.
Real Estate Owned
The acquisition of properties acquired through, or in lieu of, loan foreclosure are reported within the condensed consolidated balance sheets as REO held-and-used, net and REO held-for-sale. When a property is determined to be held-and-used, net, the asset is recorded at fair value and depreciated over its useful life using the straight line method. When certain criteria set forth in ASC 360, Property, Plant and Equipment, are met, the property is classified as held-for-sale. When a real estate asset is classified as held-for-sale, the property is recorded at the lower of its cost basis or fair value less estimated costs to sell. The fair value of REO held-for-sale are determined in part by placing reliance on third party appraisals of the properties and/or internally prepared analyses of recent offers or prices on comparable properties in the proximate vicinity.
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

The following tables present the activity in REO:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2013	2012	2013	2012
REO - held-for-sale, beginning of period	$178,678	101,579	134,161	143,677
Additions	739	221	1,333	1,355
Improvements	1,501	2,036	2,517	5,999
Sales	(51,496)	(45,210)	(77,276)	(82,054)
Impairments	(3,485)	(382)	(4,184)	(1,622)
Transfers to Lennar Homebuilding	—	(3,904)	—	(3,904)
Transfers from held-and-used, net (1)	78,448	58,775	147,834	49,664
REO - held-for-sale, end of period	$204,385	113,115	204,385	113,115

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2013	2012	2013	2012
REO - held-and-used, net, beginning of period	$547,273	630,570	601,022	582,111
Additions	8,536	63,434	24,728	109,675
Improvements	2,179	780	2,879	780
Sales	—	—	—	(981)
Impairments	(307)	(676)	(403)	(3,273)
Depreciation	(919)	(932)	(2,078)	(4,247)
Transfers to held-for-sale (1)	(78,448)	(58,775)	(147,834)	(49,664)
REO - held-and-used, net, end of period	$478,314	634,401	478,314	634,401

(1)
During the three and six months ended May 31, 2013 and 2012, the Rialto segment transferred certain properties from REO held-and-used, net to REO held-for-sale as a result of changes in the disposition strategy of the real estate assets.

For the three and six months ended May 31, 2013, the Company recorded $18.5 million and $27.2 million, respectively, of net gains from sales of REO. For both the three and six months ended May 31, 2012, the Company recorded $8.4 million of net gains from sales of REO. For the three and six months ended May 31, 2013, the Company recorded net losses of $3.2 million and $1.7 million, respectively, from acquisitions of REO through foreclosure. For the three and six months ended May 31, 2012, the Company recorded net gains (losses) of ($2.1) million and $3.7 million, respectively, from acquisitions of REO through foreclosure. These net gains (losses) are recorded in Rialto Investments other income (expense), net.
Investments
In 2010, the Rialto segment invested in approximately $43 million of non-investment grade commercial mortgage-backed securities (“CMBS”) for $19.4 million, representing a 55% discount to par value. The CMBS have a stated and assumed final distribution date of November 2020 and a stated maturity date of October 2057. The Rialto segment reviews changes in estimated cash flows periodically, to determine if other-than-temporary impairment has occurred on its investment securities. Based on the Rialto segment’s assessment, no impairment charges were recorded during both the three and six months ended May 31, 2013 and 2012. The carrying value of the investment securities at May 31, 2013 and November 30, 2012, was $15.5 million and $15.0 million, respectively. The Rialto segment classified these securities as held-to-maturity based on its intent and ability to hold the securities until maturity.
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

During the three and six months ended May 31, 2013, the Company received distributions of $29.4 million and $37.1 million, respectively, as a return of capital from Fund I. During the three and six months ended May 31, 2012, the Company contributed $10.7 million and $18.0 million to Fund I. Of these amounts contributed, $13.9 million was distributed back to the Company during the three months ended May 31, 2012 as a return of capital contributions due to a securitization within Fund I. As of May 31, 2013 and November 30, 2012, the carrying value of the Company’s investment in Fund I was $72.9 million and $98.9 million, respectively. For the three and six months ended May 31, 2013, the Company’s share of earnings from Fund I was $4.8 million and $11.1 million, respectively. For the three and six months ended May 31, 2012, the Company’s share of earnings from Fund I was $3.0 million and $10.6 million, respectively.
Additionally, another subsidiary in the Rialto segment has approximately a 5% investment in a service and infrastructure provider to the residential home loan market (the “Servicer Provider”), which provides services to the consolidated LLCs, among others. As of May 31, 2013 and November 30, 2012, the carrying value of the Company’s investment in the Servicer Provider was $8.5 million and $8.4 million, respectively.
In December 2012, the Rialto segment completed the first closing of the Real Estate Fund II, LP ("Fund II") with initial equity commitments of approximately $260 million, including $100 million committed by the Company. No cash was funded at the time of the closing. Fund II's objective during its three-year investment period is to invest in distressed real estate assets and other related investments that fit Fund II's investment parameters. As of May 31, 2013, the equity commitment of Fund II were $520 million. During the three months ended May 31, 2013, $175 million of the $520 million in equity commitments was called, of which, the Company contributed its portion of $33.6 million.
Summarized condensed financial information on a combined 100% basis related to Rialto’s investments in unconsolidated entities that are accounted for by the equity method was as follows:
Balance Sheets

(In thousands)	May 31, 2013	November 30, 2012
Assets:
Cash and cash equivalents	$158,341	299,172
Loans receivable	425,562	361,286
Real estate owned	217,280	161,964
Investment securities	282,596	182,399
Investments in real estate partnerships	107,272	72,903
Other assets	188,618	199,839
	$1,379,669	1,277,563
Liabilities and equity:
Accounts payable and other liabilities	$162,470	155,928
Notes payable	294,191	120,431
Partner loans	163,940	163,516
Equity	759,068	837,688
	$1,379,669	1,277,563
Statements of Operations

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2013	2012	2013	2012
Revenues	$65,956	119,123	119,299	241,528
Costs and expenses	65,595	51,996	124,709	103,181
Other income, net (1)	38,786	37,335	94,787	303,775
Net earnings of unconsolidated entities	$39,147	104,462	89,377	442,122
Rialto Investments equity in earnings from unconsolidated entities	$4,505	5,569	10,678	24,027

(1)
Other income, net, for the three and six months ended May 31, 2012 includes the AB PPIP Fund's mark-to-market unrealized gains and unrealized losses, all of which the Company’s portion was a small percentage.

(9)	Lennar Homebuilding Cash and Cash Equivalents
Cash and cash equivalents as of May 31, 2013 and November 30, 2012 included $157.4 million and $193.0 million, respectively, of cash held in escrow for approximately three days.

(10)	Lennar Homebuilding Restricted Cash
Restricted cash consists of customer deposits on home sales held in restricted accounts until title transfers to the homebuyer, as required by the state and local governments in which the homes were sold.

(11)	Lennar Homebuilding Senior Notes and Other Debts Payable

(Dollars in thousands)	May 31, 2013	November 30, 2012
5.50% senior notes due 2014	$249,464	249,294
5.60% senior notes due 2015	500,651	500,769
6.50% senior notes due 2016	249,868	249,851
12.25% senior notes due 2017	394,871	394,457
4.75% senior notes due 2017	400,000	400,000
6.95% senior notes due 2018	248,017	247,873
4.125% senior notes due 2018	274,995	—
2.00% convertible senior notes due 2020	276,500	276,500
2.75% convertible senior notes due 2020	408,875	401,787
3.25% convertible senior notes due 2021	400,000	400,000
4.750% senior notes due 2022	570,790	350,000
5.95% senior notes due 2013	—	62,932
Mortgages notes on land and other debt	564,313	471,588
	$4,538,344	4,005,051
At May 31, 2013, the Company had a $150 million Letter of Credit and Reimbursement Agreement ("LC Agreement") with certain financial institutions, which may be increased to $200 million, but for which there were no commitments for the additional $50 million. In addition, at May 31, 2013, the Company also had a $50 million Letter of Credit and Reimbursement Agreement with certain financial institutions which may be increased to $100 million but for which there were no commitments, and a $200 million Letter of Credit Facility with a financial institution. Additionally, in May 2012, the Company entered into a 3-year unsecured revolving credit facility (the "Credit Facility") with certain financial institutions that expires in May 2015. As of May 31, 2013, the maximum aggregate commitment under the Credit Facility was $525 million, of which $500 million was committed and $25 million was available through an accordion feature, subject to additional commitments. As of May 31, 2013, the Company had no outstanding borrowings under the Credit Facility. The Company believes it was in compliance with its debt covenants at May 31, 2013.
In June 2013, the Company increased the maximum aggregate commitment amount under the Credit Facility to $950 million, of which $917 million was committed and $33 million was available through an accordion feature, subject to additional commitments, and extended the Credit Facility's maturity date to June 2017. The proceeds available under the Credit Facility may be used for working capital and general corporate purposes. The credit agreement also provides that up to $500 million in commitments may be used for letters of credit. Additionally, the Company terminated its LC Agreement and its $50 million Letter of Credit and Reimbursement Agreement.
The Company’s performance letters of credit outstanding were $134.0 million and $107.5 million, respectively, at May 31, 2013 and November 30, 2012. The Company’s financial letters of credit outstanding were $201.5 million and $204.7 million, respectively, at May 31, 2013 and November 30, 2012. Performance letters of credit are generally posted with regulatory bodies to guarantee the Company’s performance of certain development and construction activities, and financial letters of credit are generally posted in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral. Additionally, at May 31, 2013, the Company had outstanding performance and surety bonds related to site improvements at various projects (including certain projects in the Company’s joint ventures) of $638.7 million. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all development and construction activities are completed. As of May 31, 2013, there were approximately $400.0 million, or 63%, of anticipated future costs to complete related to these site improvements. The Company does not presently anticipate any draws upon these bonds or letters of credit, but if any such draws occur, the Company does not believe they would have a material effect on its financial position, results of operations or cash flows.
In February 2013, the Company issued $275 million aggregate principal amount of 4.125% senior notes due 2018 (the "4.125% Senior Notes") at a price of 99.998% in a private placement and an additional $175 million aggregate principal amount of its 4.750% senior notes due 2022 ("4.750% Senior Notes") at a price of 98.073% in a private placement. Proceeds from the offerings, after payment of expenses, were $271.9 million and $172.2 million, respectively. In April 2013, the Company issued an additional $50 million aggregate principal amount of its 4.750% Senior Notes at a price of 98.250% in a private placement. Proceeds from the offering, after payment of expenses, were $49.7 million. The Company will use the net proceeds from the sale of the 4.125% Senior Notes and the 4.750% Senior Notes for working capital and general corporate purposes, which may include repayment or repurchase of its other outstanding senior notes. Interest on the 4.125% Senior Notes is due semi-annually beginning September 15, 2013. The 4.125% Senior Notes are unsecured and unsubordinated, but are guaranteed by substantially all of the Company's 100% owned homebuilding subsidiaries. Interest on the 4.750% Senior Notes is due semi-annually beginning May 15, 2013. The 4.750% Senior Notes are unsecured and unsubordinated, but are guaranteed by substantially all of the Company's 100% owned homebuilding subsidiaries. At May 31, 2013, the carrying amount of the 4.125% Senior Notes was $275.0 million. At May 31, 2013 and November 30, 2012, the carrying amount of the 4.750% Senior Notes was $570.8 million and $350.0 million, respectively.
During the three months ended May 31, 2013, the Company retired $63.0 million of its 5.95% Senior Notes due 2013 for 100% of the outstanding principal amount plus accrued and unpaid interest as of the maturity date.
In November 2011, the Company issued $350 million aggregate principal amount of 3.25% convertible senior notes due 2021 (the “3.25% Convertible Senior Notes”). During the three months ended February 29, 2012, the initial purchasers of the 3.25% Convertible Senior Notes purchased an additional $50 million aggregate principal amount to cover over-allotments. At both May 31, 2013 and November 30, 2012, the carrying and principal amount of the 3.25% Convertible Senior Notes was $400.0 million. The 3.25% Convertible Senior Notes are convertible into shares of Class A common stock at any time prior to maturity or redemption at the initial conversion rate of 42.5555 shares of Class A common stock per $1,000 principal amount of the 3.25% Convertible Senior Notes or 17,022,200 Class A common shares if all the 3.25% Convertible Senior Notes are converted, which is equivalent to an initial conversion price of approximately $23.50 per share of Class A common stock, subject to anti-dilution adjustments. The shares are included in the calculation of diluted earnings per share. Holders of the 3.25% Convertible Senior Notes have the right to require the Company to repurchase them for cash equal to 100% of their principal amount, plus accrued but unpaid interest on November 15, 2016. The Company has the right to redeem the 3.25% Convertible Senior Notes at any time on or after November 20, 2016 for 100% of their principal amount, plus accrued but unpaid interest. The 3.25% Convertible Senior Notes are unsecured and unsubordinated, but are guaranteed by substantially all of the Company's 100% owned homebuilding subsidiaries.
The 2.75% convertible senior notes due 2020 (the “2.75% Convertible Senior Notes”) are convertible into cash, shares of Class A common stock or a combination of both, at the Company’s election. However, it is the Company’s intent to settle the face value of the 2.75% Convertible Senior Notes in cash. Beginning in the second quarter of 2012, shares were included in the calculation of diluted earnings per share because even though it is the Company’s intent to settle the face value of the 2.75% Convertible Senior Notes in cash, the Company's volume weighted average stock price exceeded the conversion price. The Company’s volume weighted average stock price for the three months ended May 31, 2013 and 2012 was $41.03 and $26.75, which exceeded the conversion price, thus 9.3 million and 3.5 million shares, respectively, were included in the calculation of diluted earnings per share. For the six months ended May 31, 2013 and 2012, 9.1 million and 1.7 million shares, respectively, were included in the calculation of diluted earnings per share. Holders may convert the 2.75% Convertible Senior Notes at the initial conversion rate of 45.1794 shares of Class A common stock per $1,000 principal amount or 20,150,012 Class A common stock if all the 2.75% Convertible Senior Notes are converted, which is equivalent to an initial conversion price of approximately $22.13 per share of Class A common stock. Holders of the 2.75% Convertible Senior Notes have the right to require the Company to repurchase them for cash equal to 100% of their principal amount, plus accrued but unpaid interest, on December 15, 2015. The Company has the right to redeem the 2.75% Convertible Senior Notes at any time on or after December 20, 2015 for 100% of their principal amount, plus accrued but unpaid interest. The 2.75% Convertible Senior Notes are unsecured and unsubordinated, but are guaranteed by substantially all of the Company's 100% owned homebuilding subsidiaries.
Certain provisions under ASC 470, Debt, require the issuer of certain convertible debt instruments that may be settled in cash on conversion to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. The Company has applied these provisions to its 2.75% Convertible Senior Notes. At both May 31, 2013 and November 30, 2012, the principal amount of the 2.75% Convertible Senior Notes was $446.0 million. At May 31, 2013 and November 30, 2012, the carrying amount of the equity component included in stockholders’

equity was $37.1 million and $44.2 million, respectively, and the net carrying amount of the 2.75% Convertible Senior Notes included in Lennar Homebuilding senior notes and other debts payable was $408.9 million and $401.8 million, respectively.
The 2.00% convertible senior notes due 2020 (the “2.00% Convertible Senior Notes”) are convertible into shares of Class A common stock at the initial conversion rate of 36.1827 shares of Class A common stock per $1,000 principal amount of the 2.00% Convertible Senior Notes or 10,004,517 shares of Class A common stock if all the 2.00% Convertible Senior Notes are converted, which is equivalent to an initial conversion price of approximately $27.64 per share of Class A common stock, subject to anti-dilution adjustments. The shares are included in the calculation of diluted earnings per share. At both May 31, 2013 and November 30, 2012, the carrying and principal amount of the 2.00% Convertible Senior Notes was $276.5 million. Holders of the 2.00% Convertible Senior Notes have the right to require the Company to repurchase them for cash equal to 100% of their principal amount, plus accrued but unpaid interest, on each of December 1, 2013 and December 1, 2015. The Company has the right to redeem the 2.00% Convertible Senior Notes at any time on or after December 1, 2013 for 100% of their principal amount, plus accrued but unpaid interest. The 2.00% Convertible Senior Notes are unsecured and unsubordinated, but are guaranteed by substantially all of the Company's 100% owned homebuilding subsidiaries.
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

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2013	2012	2013	2012
Warranty reserve, beginning of period	$85,208	85,717	84,188	88,120
Warranties issued during the period	12,122	8,106	20,881	14,961
Adjustments to pre-existing warranties from changes in estimates	4,960	3,680	7,909	5,047
Payments	(12,048)	(13,015)	(22,736)	(23,640)
Warranty reserve, end of period	$90,242	84,488	90,242	84,488
As of May 31, 2013, the Company has identified approximately 1,010 homes delivered in Florida primarily during its 2006 and 2007 fiscal years that are confirmed to have had defective Chinese drywall and resulting damage. This represents a small percentage of homes the Company delivered nationally (1.2%) during those fiscal years. Defective Chinese drywall is an industry-wide issue as other homebuilders have publicly disclosed that they have experienced similar issues with defective Chinese drywall. Based on its efforts to date, the Company has not identified defective Chinese drywall in homes delivered by the Company outside of Florida. The Company has offered to replace defective Chinese drywall when it has been found in homes the Company has built, and has done so in substantially all affected homes. Drywall claims for approximately 60 of the 1,010 homes will be resolved through settlement of the drywall multi-district class action litigation in the United States District Court for the Eastern District of Louisiana.
Through May 31, 2013, the Company has accrued $82.2 million of warranty reserves related to defective Chinese drywall. There were no additional amounts accrued during the six months ended May 31, 2013. As of May 31, 2013 and November 30, 2012, the warranty reserve related to Chinese drywall, net of payments, was $2.1 million and $2.9 million, respectively. The Company has received, and continues to seek, reimbursement from its subcontractors, insurers and others for costs the Company has incurred or expects to incur to investigate and repair defective Chinese drywall and resulting damage.

(13)	Share-Based Payment
During both the three and six months ended May 31, 2013, the Company granted an immaterial number of stock options and 0.1 million nonvested shares. Compensation expense related to the Company’s share-based payment awards was as follows:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2013	2012	2013	2012
Stock options	$33	915	33	1,800
Nonvested shares	6,675	6,856	13,161	14,132
Total compensation expense for share-based awards	$6,708	7,771	13,194	15,932

(14)	Financial Instruments
The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at May 31, 2013 and November 30, 2012, using available market information and what the Company believes to be appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies might have a material effect on the estimated fair value amounts. The table excludes cash and cash equivalents, restricted cash, defeasance cash to retire notes payable, receivables, net and accounts payable, all of which had fair values approximating their carrying amounts due to the short maturities of these instruments.

		May 31, 2013		November 30, 2012
	Fair Value	Carrying	Fair	Carrying	Fair
(In thousands)	Hierarchy	Amount	Value	Amount	Value
ASSETS
Rialto Investments:
Loans receivable, net	Level 3	$370,694	397,807	436,535	450,281
Investments held-to-maturity	Level 3	$15,522	15,406	15,012	14,904
Lennar Financial Services:
Loans held-for-investment, net	Level 3	$24,671	26,030	23,982	24,949
Investments held-to-maturity	Level 2	$49,570	49,642	63,924	63,877
LIABILITIES
Lennar Homebuilding:
Senior notes and other debts payable	Level 2	$4,538,344	5,637,816	4,005,051	5,035,670
Rialto Investments:
Notes payable	Level 2	$259,883	252,754	574,480	568,702
Lennar Financial Services:
Notes and other debts payable	Level 2	$334,741	334,741	457,994	457,994
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
Level 2: Fair value determined using significant other observable inputs.
Level 3: Fair value determined using significant unobservable inputs.
The Company’s financial instruments measured at fair value on a recurring basis are summarized below:

Financial Instruments	Fair Value Hierarchy	Fair Value at May 31, 2013	Fair Value at November 30, 2012
(In thousands)
Lennar Financial Services:
Loans held-for-sale (1)	Level 2	$380,577	502,318
Mortgage loan commitments	Level 2	$5,819	12,713
Forward contracts	Level 2	$15,421	(2,570)
Lennar Homebuilding:
Investments available-for-sale	Level 3	$33,338	19,591

(1)
The aggregate fair value of loans held-for-sale of $380.6 million at May 31, 2013 exceeds their aggregate principal balance of $374.8 million by $5.8 million. The aggregate fair value of loans held-for-sale of $502.3 million at November 30, 2012 exceeds their aggregate principal balance of $479.1 million by $23.2 million.

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
Loans held-for-sale— Fair value is based on independent quoted market prices, where available, or the prices for other mortgage whole loans with similar characteristics. Management believes carrying loans held-for-sale at fair value improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions. In addition, the Company recognizes the fair value of its rights to service a mortgage loan as revenue upon entering into an interest rate lock loan commitment with a borrower. The fair value of these servicing rights is included in Lennar Financial Services’ loans held-for-sale as of May 31, 2013 and November 30, 2012. Fair value of servicing rights is determined based on actual sales of servicing rights on loans with similar characteristics.
Mortgage loan commitments— Fair value of commitments to originate loans is based upon the difference between the current value of similar loans and the price at which the Lennar Financial Services segment has committed to originate the loans. The fair value of commitments to sell loan contracts is the estimated amount that the Lennar Financial Services segment would receive or pay to terminate the commitments at the reporting date based on market prices for similar financial instruments. In addition, the Company recognizes the fair value of its rights to service a mortgage loan as revenue upon entering into an interest rate lock loan commitment with a borrower. The fair value of servicing rights is determined based on actual sales of servicing rights on loans with similar characteristics. The fair value of the mortgage loan commitments and related servicing rights is included in Lennar Financial Services’ other assets as of May 31, 2013 and November 30, 2012.
Forward contracts— Fair value is based on quoted market prices for similar financial instruments.
Investments available-for-sale— The fair value of these investments are based on third party valuations.

Gains and losses of Lennar Financial Services financial instruments measured at fair value from initial measurement and subsequent changes in fair value are recognized in the Lennar Financial Services segment’s operating earnings. There were no gains or losses recognized for the Lennar Homebuilding investments available-for-sale during the three and six months ended May 31, 2013 and 2012. The changes in fair values that are included in operating earnings are shown, by financial instrument and financial statement line item below:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2013	2012	2013	2012
Changes in fair value included in Lennar Financial Services revenues:
Loans held-for-sale	$(6,624)	3,598	(17,404)	2,291
Mortgage loan commitments	$(6,189)	5,743	(6,894)	7,185
Forward contracts	$17,549	(4,765)	17,991	(4,030)
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
The following table represents a reconciliation of the beginning and ending balance for the Company’s Level 3 recurring fair value measurements (investments available-for-sale) included in the Lennar Homebuilding segment’s other assets:

	Three Months Ended		Six Months Ended
(In thousands)	2013	2012	2013	2012
Investments available-for-sale, beginning of period	$31,818	18,236	19,591	42,892
Purchases and other (1)	—	6,070	12,227	20,998
Sales	—	—	—	(6,436)
Changes in fair value (2)	1,520	—	1,520	—
Settlements (3)	—	—	—	(33,148)
Investments available-for-sale, end of period	$33,338	24,306	33,338	24,306

(1)	Represents investments in community development district bonds that mature at various dates between 2022 and 2042.

(2)
Amount represents changes in fair value during both three and six months ended May 31, 2013. The changes in fair value were not included in other comprehensive income because the changes in fair value were deferred as a result of the Company's continuing involvement in the underlying real estate collateral.

(3)
The investments available-for-sale that were settled during both the three and six months ended May 31, 2013 and 2012 related to investments in community development district bonds, which were in default by the borrower and regarding which the Company foreclosed on the underlying real estate collateral. Therefore, these investments were reclassified from other assets to land and land under development.

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

Non-financial assets	Fair Value Hierarchy	Fair Value Three Months Ended May 31, 2013	Total Gains (Losses) (1)
(In thousands)
Lennar Homebuilding:
Finished homes and construction in progress (2)	Level 3	$9,323	(2,934)
Rialto Investments:
REO - held-for-sale (3)	Level 3	$11,573	(4,573)
REO - held-and-used, net (4)	Level 3	$8,949	(2,407)

(1)	Represents total losses due to valuation adjustments, total gains from acquisitions of real estate through foreclosure and REO impairments recorded during the three months ended May 31, 2013.

(2)
Finished homes and construction in progress with an aggregate carrying value of $12.3 million were written down to their fair value of $9.3 million, resulting in valuation adjustments of $2.9 million, which were included in Lennar Homebuilding costs and expenses in the Company’s statement of operations for the three months ended May 31, 2013.

(3)
REO, held-for-sale, assets are initially recorded at fair value less estimated costs to sell at the time of acquisition through, or in lieu of, loan foreclosure. Upon acquisition, the REO, held-for-sale, had a carrying value of $1.8 million and a fair value of $0.7 million. The fair value of REO, held-for-sale, is based upon the appraised value at the time of foreclosure or management’s best estimate. The losses upon acquisition of REO, held-for-sale, were $1.1 million. As part of management’s periodic valuations of its REO, held-for-sale, during the three months ended May 31, 2013, REO, held-for-sale, with an aggregate value of $14.3 million were written down to their fair value of $10.8 million, resulting in impairments of $3.5 million. These losses and impairments are included within Rialto Investments other income (expense), net, in the Company’s statement of operations for the three months ended May 31, 2013.

(4)
REO, held-and-used, net, assets are initially recorded at fair value at the time of acquisition through, or in lieu of, loan foreclosure. Upon acquisition, the REO, held-and-used, net, had a carrying value of $10.6 million and a fair value of $8.5 million. The fair value of REO, held-and-used, net, is based upon the appraised value at the time of foreclosure or management’s best estimate. The losses upon acquisition of REO, held-and-used, net, were $2.1 million. As part of management’s periodic valuations of its REO, held-and-used, net, during the three months ended May 31, 2013, REO, held-and-used, net, with an aggregate value of $0.7 million were written down to their fair value of $0.4 million, resulting in impairments of $0.3 million. These losses and impairments are included within Rialto Investments other income (expense), net, in the Company’s statement of operations for the three months ended May 31, 2013.

Non-financial assets	Fair Value Hierarchy	Fair Value Three Months Ended May 31, 2012	Total Gains (Losses) (1)
(In thousands)
Lennar Homebuilding:
Finished homes and construction in progress (2)	Level 3	$1,213	(2,404)
Land and land under development (3)	Level 3	13,318	(332)
Rialto Investments:
REO - held-for-sale (4)	Level 3	$2,443	(1,726)
REO - held-and-used, net (5)	Level 3	$66,085	(1,458)

(1)	Represents total losses due to valuation adjustments, total gains from acquisitions of real estate through foreclosure and REO impairments recorded during the three months ended May 31, 2012.

(2)
Finished homes and construction in progress with an aggregate carrying value of $3.6 million were written down to their fair value of $1.2 million, resulting in valuation adjustments of $2.4 million, which were included in Lennar Homebuilding costs and expenses in the Company’s statement of operations for the three months ended May 31, 2012.

(3)
Land and land under development with an aggregate carrying value of $13.6 million were written down to their fair value of $13.3 million, resulting in valuation adjustments of $0.3 million, which were included in Lennar Homebuilding costs and expenses in the Company's statements of operations for the three months ended May 31, 2012.

(4)
REO held-for-sale assets are initially recorded at fair value less estimated costs to sell at the time of acquisition through, or in lieu of, loan foreclosure. Upon acquisition, the REO held-for-sale had a carrying value of $1.5 million and a fair value of $0.2 million. The fair value of REO held-for-sale is based upon the appraised value at the time of foreclosure or management’s best estimate. The losses upon acquisition of REO held-for-sale were $1.3 million. As part of management's periodic valuations of its REO held-for-sale during the three months ended May 31, 2012, REO held-for-sale with an aggregate value of $2.6 million were written down to their fair value of $2.2 million, resulting in impairments of $0.4 million. These losses and impairments are included within Rialto Investments other income (expense), net in the Company's statement of operations for the three months ended May 31, 2012.

(5)
REO held-and-used, net, assets are initially recorded at fair value at the time of acquisition through, or in lieu of, loan foreclosure. Upon acquisition, the REO held-and-used, net, had a carrying value of $64.2 million and a fair value of $63.4 million. The fair value of REO held-and-used, net, is based upon the appraised value at the time of foreclosure or management’s best estimate. The losses upon acquisition of REO held-and-used, net, were $0.8 million. As part of management's periodic valuations of its REO held-and-used, net, during the three months ended May 31, 2012, REO held-and-used, net, with an aggregate value of $3.3 million were written down to their fair value of $2.6 million, resulting in impairments of $0.7 million. These losses and impairments are included within the Rialto Investments other income (expense), net, in the Company’s statement of operations for the three months ended May 31, 2012.

Non-financial assets	Fair Value Hierarchy	Fair Value Six Months Ended May 31, 2013	Total Gains (Losses) (1)
(In thousands)
Lennar Homebuilding:
Finished homes and construction in progress (2)	Level 3	$12,264	(4,189)
Rialto Investments:
REO - held-for-sale (3)	Level 3	$20,020	(4,844)
REO - held-and-used, net (4)	Level 3	$27,160	(1,466)

(1)	Represents total losses due to valuation adjustments, total gains from acquisitions of real estate through foreclosure and REO impairments recorded during the six months ended May 31, 2013.

(2)
Finished homes and construction in progress with an aggregate carrying value of $16.5 million were written down to their fair value of $12.3 million, resulting in valuation adjustments of $4.2 million, which were included in Lennar Homebuilding costs and expenses in the Company’s statement of operations for the six months ended May 31, 2013.

(3)
REO, held-for-sale, assets are initially recorded at fair value less estimated costs to sell at the time of acquisition through, or in lieu of, loan foreclosure. Upon acquisition, the REO, held-for-sale, had a carrying value of $2.0 million and a fair value of $1.3 million. The fair value of REO, held-for-sale, is based upon the appraised value at the time of foreclosure or management’s best estimate. The losses upon acquisition of REO, held-for-sale, were $0.7 million. As part of management’s periodic valuations of its REO, held-for-sale, during the six months ended May 31, 2013, REO, held-for-sale, with an aggregate value of $22.9 million were written down to their fair value of $18.7 million, resulting in impairments of $4.2 million. These losses and impairments are included within Rialto Investments other income (expense), net, in the Company’s statement of operations for the six months ended May 31, 2013.

(4)
REO, held-and-used, net, assets are initially recorded at fair value at the time of acquisition through, or in lieu of, loan foreclosure. Upon acquisition, the REO, held-and-used, net, had a carrying value of $25.8 million and a fair value of $24.7 million. The fair value of REO, held-and-used, net, is based upon the appraised value at the time of foreclosure or management’s best estimate. The losses upon acquisition of REO, held-and-used, net, were $1.1 million. As part of management’s periodic valuations of its REO, held-and-used, net, during the six months ended May 31, 2013, REO, held-and-used, net, with an aggregate value of 2.8 million were written down to their fair value of 2.4 million, resulting in impairments of 0.4 million. These losses and impairments are included within Rialto Investments other income (expense), net, in the Company’s statement of operations for the six months ended May 31, 2013.

Non-financial assets	Fair Value Hierarchy	Fair Value Six Months Ended May 31, 2012	Total Gains (Losses) (1)
(In thousands)
Lennar Homebuilding:
Finished homes and construction in progress (2)	Level 3	$2,761	(4,429)
Land and land under development (3)	Level 3	13,318	(332)
Rialto Investments:
REO - held-for-sale (4)	Level 3	$13,866	(2,188)
REO - held-and-used, net (5)	Level 3	$120,373	955

(1)	Represents total losses due to valuation adjustments, total gains from acquisitions of real estate through foreclosure and REO impairments recorded during the six months ended May 31, 2012.

(2)
Finished homes and construction in progress with an aggregate carrying value of $7.2 million were written down to their fair value of $2.8 million, resulting in valuation adjustments of $4.4 million, which were included in Lennar Homebuilding costs and expenses in the Company’s statement of operations for the six months ended May 31, 2012.

(3)
Land and land under development with an aggregate carrying value of 13.6 million were written down to their fair value of $13.3 million, resulting in valuation adjustments of $0.3 million, which were included in Lennar Homebuilding costs and expenses in the Company's statements of operations for the six months ended May 31, 2012.

(4)
REO, held-for-sale, assets are initially recorded at fair value less estimated costs to sell at the time of acquisition through, or in lieu of, loan foreclosure. Upon acquisition, the REO, held-for-sale, had a carrying value of $1.9 million and a fair value of $1.4 million. The fair value of REO, held-for-sale, is based upon the appraised value at the time of foreclosure or management’s best estimate. The losses upon acquisition of REO, held-for-sale, were $0.6 million. As part of management's periodic valuations of its REO, held-for-sale, during the six months ended May 31, 2012, REO, held-for-

sale, with an aggregate value of $14.1 million were written down to their fair value of $12.5 million, resulting in impairments of $1.6 million. These losses and impairments are included within Rialto Investments other income (expense), net in the Company's statement of operations for the six months ended May 31, 2012.

(5)
REO, held-and-used, net, assets are initially recorded at fair value at the time of acquisition through, or in lieu of, loan foreclosure. Upon acquisition, the REO, held-and-used, net, had a carrying value of $105.4 million and a fair value of $109.7 million. The fair value of REO, held-and-used, net, is based upon the appraised value at the time of foreclosure or management’s best estimate. The gains upon acquisition of REO, held-and-used, net, were $4.2 million. As part of management's periodic valuations of its REO, held-and-used, net, during the six months ended May 31, 2012, REO, held-and-used, net, with an aggregate value of $13.9 million were written down to their fair value of $10.7 million, resulting in impairments of $3.3 million. These gains and impairments are included within the Rialto Investments other income (expense), net, in the Company’s statement of operations for the six months ended May 31, 2012.

Finished homes and construction in progress are included within inventories. Inventories are stated at cost unless the inventory within a community is determined to be impaired, in which case the impaired inventory is written down to fair value. Inventory costs include land, land development and home construction costs, real estate taxes, deposits on land purchase contracts and interest related to development and construction. Construction overhead and selling expenses are expensed as incurred. Homes held-for-sale are classified as inventories until delivered. Land, land development, amenities and other costs are accumulated by specific area and allocated to homes within the respective areas. The Company reviews its inventory for indicators of impairment by evaluating each community during each reporting period. The inventory within each community is categorized as finished homes and construction in progress or land under development based on the development state of the community. There were 492 and 438 active communities, excluding unconsolidated entities, as of May 31, 2013 and 2012, respectively. If the undiscounted cash flows expected to be generated by a community are less than its carrying amount, an impairment charge is recorded to write down the carrying amount of such community to its estimated fair value.
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
Since the estimates and assumptions included in the Company’s cash flow models are based upon historical results and projected trends, the Company does not anticipate unexpected changes in market conditions or strategies that may lead the Company to incur additional impairment charges in the future.
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
In the six months ended May 31, 2013, the Company reviewed its communities for potential indicators of impairments and identified 28 communities with 861 homesites and a corresponding carrying value of $60.3 million as having potential indicators of impairment. Of those communities identified, the Company recorded impairments on 99 homesites in 3 communities with a corresponding carrying value of $16.5 million. The table below summarizes the most significant unobservable inputs used in the Company's discounted cash flow model to determine the fair value of its communities (primarily one community) for which the Company recorded valuation adjustments during the six months ended May 31, 2013:

Unobservable inputs	Range
Average selling price	$163,000	-	$279,000
Absorption rate per quarter (homes)	2	-	34
Discount rate	20%
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
REO represents real estate that the Rialto segment has taken control or has effective control of in partial or full satisfaction of loans receivable. At the time of acquisition of a property through foreclosure of a loan, REO is recorded at fair value less estimated costs to sell if classified as held-for-sale or at fair value if classified as held-and-used, which becomes the property’s new basis. The fair values of these assets are determined in part by placing reliance on third party appraisals of the properties and/or internally prepared analyses of recent offers or prices on comparable properties in the proximate vicinity. The third party appraisals and internally developed analyses are significantly impacted by the local market economy, market supply and demand, competitive conditions and prices on comparable properties, adjusted for date of sale, location, property size, and other factors. Each REO is unique and is analyzed in the context of the particular market where the property is located. In order to establish the significant assumptions for a particular REO, the Company analyzes historical trends, including trends achieved by our local homebuilding operations, if applicable, and current trends in the market and economy impacting the REO. Using available trend information, the Company then calculates its best estimate of fair value, which can include projected cash flows discounted at a rate the Company believes a market participant would determine to be commensurate with the inherent risks associated with the assets and related estimated cash flow streams. These methods use unobservable inputs to develop fair value for the Company’s REO. Due to the volume and variance of unobservable inputs, resulting from the uniqueness of each of the Company's REO, the Company does not use a standard range of unobservable inputs with respect to its evaluation of REO. However, for operating properties within REO, the Company may also use estimated cash flows multiplied by a capitalization rate to determine the fair value of the property. For the three and six months ended May 31, 2013, the capitalization rates used to estimate fair value ranged from 8% to 12% and varied based on the location of the asset, asset type and occupancy rates for the operating properties.
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

(15)	Consolidation of Variable Interest Entities/Consolidated Joint Ventures
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
The Company evaluated the joint venture agreements of its joint ventures that were formed or that had reconsideration events during the six months ended May 31, 2013. Based on the Company's evaluation, there were no entities that consolidated during the six months ended May 31, 2013. In addition, during the six months ended May 31, 2013, there were no VIEs that were deconsolidated.
At May 31, 2013 and November 30, 2012, the Company’s recorded investments in Lennar Homebuilding unconsolidated entities were $729.9 million and $565.4 million, respectively, and the Rialto segment’s investments in unconsolidated entities as of May 31, 2013 and November 30, 2012 were $115.3 million and $108.1 million, respectively.
Consolidated VIEs
As of May 31, 2013, the carrying amounts of the VIEs’ assets and non-recourse liabilities that consolidated were $1.5 billion and $405.2 million, respectively. Those assets are owned by, and those liabilities are obligations of, the VIEs, not the Company.
A VIE’s assets can only be used to settle obligations of that VIE. The VIEs are not guarantors of the Company’s senior notes or other debts payable. In addition, the assets held by a VIE usually are collateral for that VIE’s debt. The Company and other partners do not generally have an obligation to make capital contributions to a VIE unless the Company and/or the other partner(s) have entered into debt guarantees with a VIE’s banks. Other than agreements with a VIE’s banks, which may include debt guarantees and LC agreements, there are no liquidity arrangements or agreements to fund capital or purchase assets that could require the Company to provide financial support to a VIE except with regard to a $100 million commitment to fund a new unconsolidated entity for further expenses up until the unconsolidated entity obtains permanent financing. While the Company has option contracts to purchase land from certain of its VIEs, the Company is not required to purchase the assets and could walk away from the contracts.
Consolidated Joint Ventures
During the first half of 2013, the Company had transactions involving two of its consolidated joint ventures. In the first joint venture transaction, the Company bought out its 48% partners for $78.0 million, paying $14.5 million in cash and financing the remainder with a short-term note. The Company's consolidated joint venture then contributed certain assets to a new unconsolidated joint venture and brought in a new, long-term partner for $100 million, or a 25% interest. Additionally, if the new unconsolidated entity meets certain cash flow thresholds, the partner's equity interest in the unconsolidated entity could be decreased to 10% or increased to 40% with a corresponding increase or decrease in the Company's equity interest percentage. The new unconsolidated joint venture subsequently distributed $100 million of cash to the Company as a return of capital.
In the second joint venture transaction, the Company purchased its partner's interest for $153.2 million and the inventories are now wholly-owned assets, which the Company plans to develop and build homes.
These transactions did not impact the Company's net earnings, but its balance sheet was affected as follows: cash was reduced by approximately $67 million, inventory decreased by approximately $225 million, investments in unconsolidated entities increased by $125 million, deferred tax assets were increased by $39 million, additional paid-in capital (equity) was reduced by $60 million, net of tax and non-controlling interests were reduced by $132 million.

Unconsolidated VIEs
The Company’s recorded investment in VIEs that are unconsolidated and its estimated maximum exposure to loss were as follows:
As of May 31, 2013

(In thousands)	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss
Lennar Homebuilding (1)	$219,670	346,580
Rialto Investments (2)	24,059	24,059
	$243,729	370,639
As of November 30, 2012

(In thousands)	Investments in Unconsolidated VIEs	Lennar’s Maximum Exposure to Loss
Lennar Homebuilding (1)	$85,500	109,278
Rialto Investments (2)	23,587	23,587
	$109,087	132,865

(1)
At May 31, 2013, the maximum exposure to loss of Lennar Homebuilding’s investments in unconsolidated VIEs is limited to its investment in the unconsolidated VIEs, except with regard to $100 million commitment to fund a new unconsolidated entity for further expenses up until the unconsolidated entity obtains permanent financing, $15.0 million of recourse debt of one of the unconsolidated VIEs, which is included in the Company’s maximum recourse related to Lennar Homebuilding unconsolidated entities, and $11.6 million of letters of credit outstanding for certain of the unconsolidated VIEs that in the event of default under its debt agreement the letter of credit will be drawn upon. At November 30, 2012, the maximum exposure to loss of Lennar Homebuilding’s investments in unconsolidated VIEs is limited to its investment in the unconsolidated VIEs, except with regard to $18.7 million of recourse debt of one of the unconsolidated VIEs, which is included in the Company’s maximum recourse related to Lennar Homebuilding unconsolidated entities and $4.8 million of letters of credit outstanding for certain of the unconsolidated VIEs that in the event of default under its debt agreement the letter of credit will be drawn upon.

(2)
At both May 31, 2013 and November 30, 2012, the maximum recourse exposure to loss of Rialto’s investment in unconsolidated VIEs was its investments in unconsolidated entities. At May 31, 2013 and November 30, 2012, investments in unconsolidated VIEs and Lennar’s maximum exposure to loss include $15.5 million and $15.0 million, respectively, related to Rialto’s investments held-to-maturity.

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
The Company and other partners do not generally have an obligation to make capital contributions to the VIEs, except for $15.0 million of recourse debt of one of the Lennar Homebuilding unconsolidated VIEs and $11.6 million of letters of credit outstanding for one of the Lennar Homebuilding unconsolidated VIEs that in the event of default under its debt agreement the letter of credit will be drawn upon. Except for the Lennar Homebuilding unconsolidated VIEs discussed above, the Company and the other partners did not guarantee any debt of the other unconsolidated VIEs. There are no liquidity arrangements or agreements to fund capital or purchase assets that could require the Company to provide financial support to the VIEs except with regard to a $100 million commitment to fund a new unconsolidated entity for further expenses up until the unconsolidated entity obtains permanent financing.While the Company has option contracts to purchase land from certain of its unconsolidated VIEs, the Company is not required to purchase the assets and could walk away from the contracts.

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
The Company evaluates all option contracts for land to determine whether they are VIEs and, if so, whether the Company is the primary beneficiary of certain of these option contracts. Although the Company does not have legal title to the optioned land, if the Company is deemed to be the primary beneficiary, it is required to consolidate the land under option at the purchase price of the optioned land. During the six months ended May 31, 2013, the effect of consolidation of these option contracts was a net increase of $23.3 million to consolidated inventory not owned with a corresponding increase to liabilities related to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of May 31, 2013. To reflect the purchase price of the inventory consolidated, the Company reclassified the related option deposits from land under development to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of May 31, 2013. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and the Company’s cash deposits. The increase to consolidated inventory not owned was offset by the Company exercising its options to acquire land under certain contracts previously consolidated resulting in a net decrease in consolidated inventory not owned of $20.7 million for the six months ended May 31, 2013.
The Company’s exposure to loss related to its option contracts with third parties and unconsolidated entities consisted of its non-refundable option deposits and pre-acquisition costs totaling $135.5 million and $176.7 million, respectively, at May 31, 2013 and November 30, 2012. Additionally, the Company had posted $28.5 million and $42.5 million, respectively, of letters of credit in lieu of cash deposits under certain option contracts as of May 31, 2013 and November 30, 2012.

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
The indentures governing the Company’s 5.50% senior notes due 2014, 5.60% senior notes due 2015, 6.50% senior notes due 2016, 12.25% senior notes due 2017, 4.75% senior notes due 2017, 6.95% senior notes due 2018, 4.125% senior notes due 2018, 2.00% convertible senior notes due 2020, 2.75% convertible senior notes due 2020, 3.25% convertible senior notes due 2021 and 4.750% senior notes due 2022 require that, if any of the Company’s 100% owned subsidiaries, other than its finance company subsidiaries and foreign subsidiaries, directly or indirectly guarantee at least $75 million principal amount of debt of Lennar Corporation, those subsidiaries must also guarantee Lennar Corporation’s obligations with regard to its senior notes. The entities referred to as “guarantors” in the following tables are subsidiaries that were guaranteeing the senior notes because at May 31, 2013, they were guaranteeing Lennar Corporation's LC Agreement, its $200 million Letter of Credit Facility and its Credit Facility. The guarantees are full, unconditional and joint and several and the guarantor subsidiaries are 100% directly or indirectly owned by Lennar Corporation. A subsidiary's guarantee will be suspended, and the subsidiary will cease to be a guarantor, at any time when it is not directly or indirectly guaranteeing at least $75 million of debt of Lennar Corporation, and a subsidiary will be released from its guarantee and any other obligations it may have regarding the senior notes if all or substantially all its assets, or all of its capital stock, are sold or otherwise disposed of.
For purposes of the condensed consolidating statement of cash flows included in the following supplemental financial information, the Company's accounting policy is to treat cash received by Lennar Corporation ("the Parent") from its subsidiaries, to the extent of net earnings from such subsidiaries as a dividend and accordingly a return on investment within cash flows from operating activities. The cash outflows associated with the return on investment dividends received by the Parent are reflected by the Guarantor and Non-Guarantor subsidiaries in the Dividends line item within cash flows from financing activities. All other cash flows between the Parent and its subsidiaries represent the settlement of receivables and payables between such entities in conjunction with the Parent's centralized cash management arrangement with its subsidiaries, which operates with the characteristics of a revolving credit facility, and are accordingly reflected net in the Intercompany line item within cash flows from investing activities for the Parent and net in the Intercompany line item within cash flows from financing activities for the Guarantor and Non-Guarantor subsidiaries.
Adjustments to Prior Period Supplemental Financial Information
Subsequent to the issuance of the November 30, 2012 consolidated financial statements, the Company determined it needed to revise its disclosures and presentation with respect to the supplemental financial information included in this footnote. These revisions relate solely to transactions between Lennar Corporation and its subsidiaries and only impact the Supplemental Consolidating Balance Sheets as of November 30, 2012 and Consolidating Statements of Cash Flows for the six months ended May 31, 2012 that are presented as supplemental information. They do not affect the Company's consolidated financial statements.
In the Company's Consolidating Balance Sheets, the Company determined that it should make adjustments to (A) the Investment in Subsidiaries, Intercompany and Equity accounts of the Parent and its Guarantor and Non-Guarantor subsidiaries primarily related to equity in earnings, distributions of earnings and other non-cash items between the Company's subsidiaries that were incorrectly reflected in the Intercompany accounts instead of the Investments in Subsidiaries and Equity accounts as these accounts were previously aggregated and tracked together. In addition, the Company adjusted (B) the Parent's intercompany receivable from its subsidiaries from a contra-liability in the Consolidating Balance Sheets to an asset.
The following is a reconciliation of the amounts previously reported to the “as revised” amounts as stated in the following components of the Supplemental Consolidating Balance Sheet as of November 30, 2012:

		Adjustments to
	As	Investments in Subsidiaries,
Parent Column as of	Previously	Intercompany and		As
November 30, 2012	Reported	Stockholders' Equity		Revised
(In thousands)
Investments in subsidiaries	$3,488,054	$284,032	A	$3,772,086
Intercompany receivables	$—	$2,438,326	A,B	$2,438,326
Lennar Homebuilding assets	$4,505,795	$2,722,358		$7,228,153
Intercompany payables	$(2,722,358)	$2,722,358	B	$—
Lennar Homebuilding liabilities	$1,091,031	$2,722,358		$3,813,389
Total liabilities and equity	$4,505,795	$2,722,358		$7,228,153

		Adjustments to
	As	Investments in Subsidiaries,
Guarantor Column as of	Previously	Intercompany and		As
November 30, 2012	Reported	Stockholders' Equity		Revised
(In thousands)
Investments in subsidiaries	$770,119	$(184,363)	A	$585,756
Lennar Homebuilding assets	$6,728,275	$(184,363)		$6,543,912
Total assets	$6,805,912	$(184,363)		$6,621,549
Intercompany payables	$2,239,096	$(523,271)	A	$1,715,825
Lennar Homebuilding liabilities	$3,286,802	$(523,271)		$2,763,531
Total liabilities	$3,317,858	$(523,271)		$2,794,587
Stockholders' equity	$3,488,054	$338,908	A	$3,826,962
Total equity	$3,488,054	$338,908		$3,826,962
Total liabilities and equity	$6,805,912	$(184,363)		$6,621,549

		Adjustments to
	As	Investments in Subsidiaries,
Non-Guarantor Column as of	Previously	Intercompany and		As
November 30, 2012	Reported	Stockholders' Equity		Revised
(In thousands)
Intercompany payables	$483,262	$239,239	A	$722,501
Lennar Homebuilding liabilities	$751,591	$239,239		$990,830
Total liabilities	$1,952,109	$239,239		$2,191,348
Stockholders' equity	$770,119	$(239,239)	A	$530,880
Total equity	$1,356,563	$(239,239)		$1,117,324

		Adjustments to
	As	Investments in Subsidiaries,
Eliminations Column as of	Previously	Intercompany and		As
November 30, 2012	Reported	Stockholders' Equity		Revised
(In thousands)
Investments in subsidiaries	$(4,258,173)	$(99,669)	A	$(4,357,842)
Intercompany receivables	$—	$(2,438,326)	B	$(2,438,326)
Lennar Homebuilding assets and total assets	$(4,258,173)	$(2,537,995)		$(6,796,168)
Intercompany payables	$—	$(2,438,326)	B	$(2,438,326)
Lennar Homebuilding liabilities and total liabilities	$—	$(2,438,326)		$(2,438,326)
Stockholders' equity	$(4,258,173)	$(99,669)	A	$(4,357,842)
Total equity	$(4,258,173)	$(99,669)		$(4,357,842)
Total liabilities and equity	$(4,258,173)	$(2,537,995)		$(6,796,168)
The Company has determined that in its Condensed Consolidating Statements of Cash Flows for the six months ended May 31, 2012, it needed to adjust for (C) the misclassification of certain non-cash items between the Parent, Guarantor and Non-Guarantor subsidiaries primarily related to the Company's 2012 deferred tax benefit as a result of a partial reversal of the Company's deferred tax asset valuation allowance of $403.0 million and the recording of Lennar Homebuilding equity in loss from unconsolidated entities between the Parent and Guarantor subsidiaries. In addition, the Company determined it needed to adjust for (D) the classification of the net intercompany funding activity of the Parent, which was previously included as an element of Cash Flows from Financing Activities, as an element of Cash Flows from Investing Activities. The Company also determined that it needed to adjust for (E) classification of distributions of earnings from the Guarantor and Non-Guarantor subsidiaries that were previously being netted in the Intercompany line item, as Dividends in a separate line item within Cash Flows from Financing Activities. The above corrections did not have any impact on the net cash activity of the Parent, Guarantor or Non-Guarantor subsidiaries within the Company's Supplemental Consolidating Statement of Cash Flows.

The following is a reconciliation of the amounts previously reported to the “as revised” amounts as stated in the following components of the Supplemental Condensed Consolidating Statements of Cash Flows for the six months ended May 31, 2012:

	As	Adjustments for Non-cash
Parent Column for six months ended	Previously	Activity, Distributions,		As
May 31, 2012	Reported	Dividends & Intercompany		Revised
(In thousands)
Distributions of earnings from guarantor and non-guarantor subsidiaries (1)	$—	$110,548	C	$110,548
Other adjustments to reconcile net earnings (including net loss attributable to noncontrolling interests) to net cash provided by (used in) operating activities (1)	$(24,046)	$(505,992)	C	$(530,038)
Net cash provided by (used in) operating activities	$443,625	$(395,444)		$48,181
Cash flows from investing activities: Intercompany	$—	$(427,584)	D	$(427,584)
Net cash used in investing activities	$(208)	$(427,584)		$(427,792)
Cash flows from financing activities: Intercompany	$(823,028)	$823,028	C,D	$—
Net cash provided by (used in) financing activities	$(777,121)	$823,028		$45,907
(1) The distributions of earnings from Guarantor and Non-Guarantor subsidiaries was previously included in the line item adjustments to reconcile net earnings (including net loss attributable to noncontrolling interests) to net cash provided by (used in) operating activities, which is now titled other adjustments to reconcile net earnings (including net loss attributable to noncontrolling interests) to net cash provided by (used in) operating activities. The amounts have been broken out to separately disclose to the readers of the Company's supplemental financial information the net earnings of the Non-Guarantor subsidiaries being distributed to the Guarantor subsidiaries and the Parent and the net earnings of the Guarantor subsidiaries being distributed to the Parent.

	As	Adjustments for Non-cash
Guarantor Column for the six months ended	Previously	Activity, Distributions,		As
May 31, 2012	Reported	Dividends & Intercompany		Revised
(In thousands)
Distributions of earnings from guarantor and non-guarantor subsidiaries (1)	$—	$22,845	C	$22,845
Other adjustments to reconcile net earnings (including net loss attributable to noncontrolling interests) to net cash provided by (used in) operating activities (1)	$(1,234,944)	$483,517	C	$(751,427)
Net cash provided by (used in) operating activities	$(721,384)	$506,362		$(215,022)
Cash flows from financing activities: Dividends	$—	$(110,548)	E	$(110,548)
Cash flows from financing activities: Intercompany	$726,653	$(395,814)	C,E	$330,839
Net cash provided by (used in) financing activities	$703,036	$(506,362)		$196,674
(1) The distributions of earnings from Guarantor and Non-Guarantor subsidiaries was previously included in the line item adjustments to reconcile net earnings (including net loss attributable to noncontrolling interests) to net cash provided by (used in) operating activities, which is now titled other adjustments to reconcile net earnings (including net loss attributable to noncontrolling interests) to net cash provided by (used in) operating activities. The amounts have been broken out to separately disclose to the readers of the Company's supplemental financial information the net earnings of the Non-Guarantor subsidiaries being distributed to the Guarantor subsidiaries and the Parent and the net earnings of the Guarantor subsidiaries being distributed to the Parent.

	As	Adjustments for Non-cash
Non Guarantor Column for the six months ended	Previously	Activity, Distributions,		As
May 31, 2012	Reported	Dividends & Intercompany		Revised
(In thousands)
Other adjustments to reconcile net earnings (including net loss attributable to noncontrolling interests) to net cash provided by (used in) operating activities	$46,377	$22,475	C	$68,852
Net cash provided by operating activities	$63,952	$22,475		$86,427
Cash flows from financing activities: Dividends	$—	$(22,845)	E	$(22,845)
Cash flows from financing activities: Intercompany	$96,375	$370	C,E	$96,745
Net cash used in financing activities	$(224,526)	$(22,475)		$(247,001)
(1) The distributions of earnings from Guarantor and Non-Guarantor subsidiaries was previously included in the line item adjustments to reconcile net earnings (including net loss attributable to noncontrolling interests) to net cash provided by (used in) operating activities, which is now titled other adjustments to reconcile net earnings (including net loss attributable to noncontrolling interests) to net cash provided by (used in) operating activities. The amounts have been broken out to separately disclose to the readers of the Company's supplemental financial information the net earnings of the Non-Guarantor subsidiaries being distributed to the Guarantor subsidiaries and the Parent and the net earnings of the Guarantor subsidiaries being distributed to the Parent.

	As	Adjustments for Non-cash
Eliminations Column for the six months ended	Previously	Activity, Distributions,		As
May 31, 2012	Reported	Dividends & Intercompany		Revised
(In thousands)
Distributions of earnings from guarantor and non-guarantor subsidiaries (1)	$—	$(133,393)	C	$(133,393)
Other adjustments to reconcile net earnings (including net loss attributable to noncontrolling interests) to net cash provided by (used in) operating activities (1)	$536,405	$—		$536,405
Net cash used in operating activities	$—	$(133,393)		$(133,393)
Cash flows from investing activities: Intercompany	$—	$427,584	D	$427,584
Net cash provided by investing activities	$—	$427,584		$427,584
Cash flows from financing activities: Dividends	$—	$133,393	E	$133,393
Cash flows from financing activities: Intercompany	$—	$(427,584)	D	$(427,584)
Net cash used in financing activities	$—	$(294,191)		$(294,191)
(1) The distributions of earnings from Guarantor and Non-Guarantor subsidiaries was previously included in the line item adjustments to reconcile net earnings (including net loss attributable to noncontrolling interests) to net cash provided by (used in) operating activities, which is now titled other adjustments to reconcile net earnings (including net loss attributable to noncontrolling interests) to net cash provided by (used in) operating activities. The amounts have been broken out to separately disclose to the readers of the Company's supplemental financial information the net earnings of the Non-Guarantor subsidiaries being distributed to the Guarantor subsidiaries and the Parent and the net earnings of the Guarantor subsidiaries being distributed to the Parent.

(17) Supplemental Financial Information - (Continued)

Supplemental information for the subsidiaries that were guarantor subsidiaries at May 31, 2013 was as follows:

Condensed Consolidating Balance Sheet
May 31, 2013

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Lennar Homebuilding:
Cash and cash equivalents, restricted cash and receivables, net	$600,490	179,691	16,104	—	796,285
Inventories	—	5,689,968	140,657	—	5,830,625
Investments in unconsolidated entities	—	561,393	168,483	—	729,876
Other assets	49,520	769,515	216,600	(12,367)	1,023,268
Investments in subsidiaries	3,772,086	412,804	—	(4,184,890)	—
Intercompany	3,410,876	—	—	(3,410,876)	—
	7,832,972	7,613,371	541,844	(7,608,133)	8,380,054
Rialto Investments	—	—	1,337,277	—	1,337,277
Lennar Financial Services	—	75,949	700,877	—	776,826
Total assets	$7,832,972	7,689,320	2,579,998	(7,608,133)	10,494,157
LIABILITIES AND EQUITY
Lennar Homebuilding:
Accounts payable and other liabilities	$273,339	597,994	16,731	(4,029)	884,035
Liabilities related to consolidated inventory not owned	—	250,607	—	—	250,607
Senior notes and other debts payable	3,974,031	357,617	206,696	—	4,538,344
Intercompany	—	2,628,211	782,665	(3,410,876)	—
	4,247,370	3,834,429	1,006,092	(3,414,905)	5,672,986
Rialto Investments	—	—	291,133	(14,410)	276,723
Lennar Financial Services	—	27,928	465,609	6,072	499,609
Total liabilities	4,247,370	3,862,357	1,762,834	(3,423,243)	6,449,318
Stockholders’ equity	3,585,602	3,826,963	357,927	(4,184,890)	3,585,602
Noncontrolling interests	—	—	459,237	—	459,237
Total equity	3,585,602	3,826,963	817,164	(4,184,890)	4,044,839
Total liabilities and equity	$7,832,972	7,689,320	2,579,998	(7,608,133)	10,494,157

(17) Supplemental Financial Information - (Continued)

Condensed Consolidating Balance Sheet
November 30, 2012 - as Revised

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Lennar Homebuilding:
Cash and cash equivalents, restricted cash and receivables, net	$962,116	226,047	20,545	—	1,208,708
Inventories	—	4,532,755	538,958	—	5,071,713
Investments in unconsolidated entities	—	521,662	43,698	—	565,360
Other assets	55,625	677,692	222,753	—	956,070
Investments in subsidiaries	3,772,086	585,756	—	(4,357,842)	—
Intercompany	2,438,326	—	—	(2,438,326)	—
	7,228,153	6,543,912	825,954	(6,796,168)	7,801,851
Rialto Investments	—	—	1,647,360	—	1,647,360
Lennar Financial Services	—	77,637	835,358	—	912,995
Total assets	$7,228,153	6,621,549	3,308,672	(6,796,168)	10,362,206
LIABILITIES AND EQUITY
Lennar Homebuilding:
Accounts payable and other liabilities	$279,926	533,882	42,406	—	856,214
Liabilities related to consolidated inventory not owned	—	268,159	—	—	268,159
Senior notes and other debts payable	3,533,463	245,665	225,923	—	4,005,051
Intercompany	—	1,715,825	722,501	(2,438,326)	—
	3,813,389	2,763,531	990,830	(2,438,326)	5,129,424
Rialto Investments	—	—	600,602	—	600,602
Lennar Financial Services	—	31,056	599,916	—	630,972
Total liabilities	3,813,389	2,794,587	2,191,348	(2,438,326)	6,360,998
Stockholders’ equity	3,414,764	3,826,962	530,880	(4,357,842)	3,414,764
Noncontrolling interests	—	—	586,444	—	586,444
Total equity	3,414,764	3,826,962	1,117,324	(4,357,842)	4,001,208
Total liabilities and equity	$7,228,153	6,621,549	3,308,672	(6,796,168)	10,362,206

(17) Supplemental Financial Information - (Continued)

Condensed Consolidating Statement of Operations
Three Months Ended May 31, 2013

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Lennar Homebuilding	$—	1,260,772	20,572	—	1,281,344
Lennar Financial Services	—	43,164	81,170	(5,238)	119,096
Rialto Investments	—	—	25,684	—	25,684
Total revenues	—	1,303,936	127,426	(5,238)	1,426,124
Cost and expenses:
Lennar Homebuilding	—	1,082,648	26,335	(413)	1,108,570
Lennar Financial Services	—	40,673	54,076	(4,825)	89,924
Rialto Investments	—	—	28,305	—	28,305
Corporate general and administrative	32,587	—	—	1,266	33,853
Total costs and expenses	32,587	1,123,321	108,716	(3,972)	1,260,652
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities	—	13,703	(242)	—	13,461
Lennar Homebuilding other income (expense), net	196	(2,695)	—	(187)	(2,686)
Other interest expense	(1,453)	(25,109)	—	1,453	(25,109)
Rialto Investments equity in earnings from unconsolidated entities	—	—	4,505	—	4,505
Rialto Investments other income, net	—	—	6,646	—	6,646
Earnings (loss) before income taxes	(33,844)	166,514	29,619	—	162,289
Benefit (provision) for income taxes	17,991	(28,152)	(9,330)	—	(19,491)
Equity in earnings from subsidiaries	153,289	12,414	—	(165,703)	—
Net earnings (including net earnings attributable to noncontrolling interests)	137,436	150,776	20,289	(165,703)	142,798
Less: Net earnings attributable to noncontrolling interests	—	—	5,362	—	5,362
Net earnings attributable to Lennar	$137,436	150,776	14,927	(165,703)	137,436

(17) Supplemental Financial Information - (Continued)

Condensed Consolidating Statement of Operations
Three Months Ended May 31, 2012

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Lennar Homebuilding	$—	808,088	—	—	808,088
Lennar Financial Services	—	35,965	57,080	(4,450)	88,595
Rialto Investments	—	—	33,472	—	33,472
Total revenues	—	844,053	90,552	(4,450)	930,155
Cost and expenses:
Lennar Homebuilding	—	726,156	3,479	2,207	731,842
Lennar Financial Services	—	35,479	41,411	(6,275)	70,615
Rialto Investments	—	(78)	30,198	78	30,198
Corporate general and administrative	27,980	—	—	1,188	29,168
Total costs and expenses	27,980	761,557	75,088	(2,802)	861,823
Lennar Homebuilding equity in loss from unconsolidated entities	—	(9,186)	(195)	—	(9,381)
Lennar Homebuilding other income (expense), net	(205)	12,767	—	196	12,758
Other interest expense	(1,452)	(23,803)	—	1,452	(23,803)
Rialto Investments equity in earnings from unconsolidated entities	—	—	5,569	—	5,569
Rialto Investments other expense, net	—	—	(1,372)	—	(1,372)
Earnings (loss) before income taxes	(29,637)	62,274	19,466	—	52,103
Benefit (provision) for income taxes	(1,848)	411,101	(6,932)	—	402,321
Equity in earnings from subsidiaries	484,188	10,813	—	(495,001)	—
Net earnings (including net earnings attributable to noncontrolling interests)	452,703	484,188	12,534	(495,001)	454,424
Less: Net earnings attributable to noncontrolling interests	—	—	1,721	—	1,721
Net earnings attributable to Lennar	$452,703	484,188	10,813	(495,001)	452,703

(17) Supplemental Financial Information - (Continued)

Condensed Consolidating Statement of Operations
Six Months Ended May 31, 2013

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Lennar Homebuilding	$—	2,129,216	20,572	—	2,149,788
Lennar Financial Services	—	79,240	146,180	(10,444)	214,976
Rialto Investments	—	—	51,306	—	51,306
Total revenues	—	2,208,456	218,058	(10,444)	2,416,070
Cost and expenses:
Lennar Homebuilding	—	1,858,672	29,357	(785)	1,887,244
Lennar Financial Services	—	77,691	101,732	(9,721)	169,702
Rialto Investments	—	—	60,076	—	60,076
Corporate general and administrative	62,592	—	—	2,531	65,123
Total costs and expenses	62,592	1,936,363	191,165	(7,975)	2,182,145
Lennar Homebuilding equity in earnings from unconsolidated entities	—	12,213	381	—	12,594
Lennar Homebuilding other income, net	424	1,561	—	(405)	1,580
Other interest expense	(2,874)	(51,140)	—	2,874	(51,140)
Rialto Investments equity in earnings from unconsolidated entities	—	—	10,678	—	10,678
Rialto Investments other income, net	—	—	7,973	—	7,973
Earnings (loss) before income taxes	(65,042)	234,727	45,925	—	215,610
Benefit (provision) for income taxes	25,393	(25,202)	(16,045)	—	(15,854)
Equity in earnings from subsidiaries	234,577	20,802	—	(255,379)	—
Net earnings (including net earnings attributable to noncontrolling interests)	194,928	230,327	29,880	(255,379)	199,756
Less: Net earnings attributable to noncontrolling interests	—	—	4,828	—	4,828
Net earnings attributable to Lennar	$194,928	230,327	25,052	(255,379)	194,928

(17) Supplemental Financial Information - (Continued)

Condensed Consolidating Statement of Operations
Six Months Ended May 31, 2012

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Lennar Homebuilding	$—	1,432,116	405	—	1,432,521
Lennar Financial Services	—	70,515	95,062	(8,767)	156,810
Rialto Investments	—	—	65,680	—	65,680
Total revenues	—	1,502,631	161,147	(8,767)	1,655,011
Cost and expenses:
Lennar Homebuilding	—	1,306,666	7,854	2,067	1,316,587
Lennar Financial Services	—	70,445	70,329	(10,194)	130,580
Rialto Investments	—	—	63,568	—	63,568
Corporate general and administrative	53,479	—	—	2,531	56,010
Total costs and expenses	53,479	1,377,111	141,751	(5,596)	1,566,745
Lennar Homebuilding equity in loss from unconsolidated entities	—	(8,045)	(253)	—	(8,298)
Lennar Homebuilding other income (expense), net	(282)	16,825	—	282	16,825
Other interest expense	(2,889)	(48,652)	—	2,889	(48,652)
Rialto Investments equity in earnings from unconsolidated entities	—	—	24,027	—	24,027
Rialto Investments other expense, net	—	—	(13,612)	—	(13,612)
Earnings (loss) before income taxes	(56,650)	85,648	29,558	—	58,556
Benefit (provision) for income taxes	10,761	405,067	(11,983)	—	403,845
Equity in earnings from subsidiaries	513,560	22,845	—	(536,405)	—
Net earnings (including net loss attributable to noncontrolling interests)	467,671	513,560	17,575	(536,405)	462,401
Less: Net loss attributable to noncontrolling interests	—	—	(5,270)	—	(5,270)
Net earnings attributable to Lennar	$467,671	513,560	22,845	(536,405)	467,671

(17) Supplemental Financial Information - (Continued)

Condensed Consolidating Statement of Cash Flows
Six Months Ended May 31, 2013

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net earnings (including net earnings attributable to noncontrolling interests)	$194,928	230,327	29,880	(255,379)	199,756
Distributions of earnings from guarantor and non-guarantor subsidiaries	234,577	20,802	—	(255,379)	—
Other adjustments to reconcile net earnings (including net earnings attributable to noncontrolling interests) to net cash provided by (used in) operating activities	(246,509)	(926,936)	108,401	255,379	(809,665)
Net cash provided by (used in) operating activities	182,996	(675,807)	138,281	(255,379)	(609,909)
Cash flows from investing activities:
(Investments in and contributions to) and distributions of capital from Lennar Homebuilding unconsolidated entities, net	—	(8,873)	98,694	—	89,821
Distributions of capital from Rialto Investments consolidated and unconsolidated entities, net	—	—	3,470	—	3,470
Decrease in Rialto Investments defeasance cash to retire notes payable	—	—	185,910	—	185,910
Receipts of principal payments on Rialto Investments loans receivable	—	—	34,288	—	34,288
Proceeds from sales of Rialto Investments real estate owned	—	—	104,482	—	104,482
Other	(1)	(15,673)	(285)	—	(15,959)
Intercompany	(1,005,907)	—	—	1,005,907	—
Net cash provided by (used in) investing activities	(1,005,908)	(24,546)	426,559	1,005,907	402,012
Cash flows from financing activities:
Net repayments under Lennar Financial Services debt	—	—	(123,253)	—	(123,253)
Net proceeds from senior notes	494,883	—	—	—	494,883
Redemption of senior notes	(63,001)	—	—	—	(63,001)
Principal repayments on Rialto Investments notes payable	—	—	(314,597)	—	(314,597)
Net repayments on other borrowings	—	(28,460)	(11,670)	—	(40,130)
Exercise of land option contracts from an unconsolidated land investment venture	—	(19,857)	—	—	(19,857)
Net payments related to noncontrolling interests	—	—	(167,601)	—	(167,601)
Excess tax benefits from share-based awards	8,240	—	—	—	8,240
Common stock:
Issuances	29,620	—	—	—	29,620
Repurchases	(83)	—	—	—	(83)
Dividends	(15,390)	(230,327)	(25,052)	255,379	(15,390)
Intercompany	—	932,741	73,166	(1,005,907)	—
Net cash provided by (used in) financing activities	454,269	654,097	(569,007)	(750,528)	(211,169)
Net decrease in cash and cash equivalents	(368,643)	(46,256)	(4,167)	—	(419,066)
Cash and cash equivalents at beginning of period	953,478	192,373	164,892	—	1,310,743
Cash and cash equivalents at end of period	$584,835	146,117	160,725	—	891,677

(17) Supplemental Financial Information - (Continued)

Condensed Consolidating Statement of Cash Flows
Six Months Ended May 31, 2012 - as Revised

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net earnings (including net loss attributable to noncontrolling interests)	$467,671	513,560	17,575	(536,405)	462,401
Distributions of earnings from guarantor and non-guarantor subsidiaries	110,548	22,845	—	(133,393)	—
Other adjustments to reconcile net earnings (including net loss attributable to noncontrolling interests) to net cash provided by (used in) operating activities	(530,038)	(751,427)	68,852	536,405	(676,208)
Net cash provided by (used in) operating activities	48,181	(215,022)	86,427	(133,393)	(213,807)
Cash flows from investing activities:
Investments in and contributions to Lennar Homebuilding unconsolidated entities, net	—	(22,873)	(790)	—	(23,663)
Investments in and contributions to Rialto Investments consolidated and unconsolidated entities, net	—	—	(5,875)	—	(5,875)
Decrease in Rialto Investments defeasance cash to retire notes payable	—	—	80,721	—	80,721
Receipts of principal payments on Rialto Investments loans receivable	—	—	41,788	—	41,788
Proceeds from sales of Rialto Investments real estate owned	—	—	91,473	—	91,473
Other	(208)	466	(6,506)	—	(6,248)
Intercompany	(427,584)	—	—	427,584	—
Net cash provided by (used) in investing activities	(427,792)	(22,407)	200,811	427,584	178,196
Cash flows from financing activities:
Net repayments under Lennar Financial Services debt	—	(79)	(146,582)	—	(146,661)
Net proceeds from convertible senior notes	48,965	—	—	—	48,965
Principal repayments on Rialto Investments notes payable	—	—	(170,589)	—	(170,589)
Net repayments on other borrowings	—	(7,048)	(4,473)	—	(11,521)
Exercise of land option contracts from an unconsolidated land investment venture	—	(16,490)	—	—	(16,490)
Net receipts related to noncontrolling interests	—	—	743	—	743
Common stock:
Issuances	12,074	—	—	—	12,074
Dividends	(15,132)	(110,548)	(22,845)	133,393	(15,132)
Intercompany	—	330,839	96,745	(427,584)	—
Net cash provided by (used in) financing activities	45,907	196,674	(247,001)	(294,191)	(298,611)
Net decrease in cash and cash equivalents	(333,704)	(40,755)	40,237	—	(334,222)
Cash and cash equivalents at beginning of period	864,237	172,018	127,349	—	1,163,604
Cash and cash equivalents at end of period	$530,533	131,263	167,586	—	829,382

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
Some of the statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Quarterly Report on Form 10-Q, are “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. The forward-looking statements in this quarterly report include statements regarding: our belief that all of our segments are well positioned, and our expectation that we will achieve substantial profits in 2013; our expectation that the Financial Services segment will be a strong profit generator in 2013; our belief that our price increases will continue to outpace costs increases; our intent to settle the 2.75% Convertible Senior Notes in cash; our expectation regarding our variability in our quarterly results; our expectation regarding the growth in the Rialto Investments' management fees revenue; our expectation regarding earnings for our Rialto Investments segment; our expectations regarding the renewal or replacement of our warehouse facilities; our belief regarding draws upon our bonds or letters of credit, and our belief regarding the impact to the Company if there were such a draw; our belief that our operations and borrowing resources will provide for our current and long-term capital requirements at our anticipated levels of activity; and our estimates regarding certain tax matters and accounting valuations, and our expectations regarding the result of anticipated settlements with various taxing authorities.
These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. Some of the most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include but are not limited to the following: a delay in the recovery of real estate markets across the nation, or any further downturn in such markets; changes in general economic and financial conditions in the U.S. leading to decreased demand for our services and homes, lower profit margins and reduced access to credit; competition for home sales from other sellers of new and resale homes; conditions in the capital, credit and financial markets, including mortgage lending standards, the availability of mortgage financing and mortgage foreclosure rates; changes in interest and unemployment rates, and inflation; a decline in the value of the land and home inventories we maintain or possible future write-downs of the book value of our real estate assets; increases in operating costs, including costs related to real estate taxes, construction materials, labor and insurance, and our ability to manage our cost structure; the ability of the participants in various joint ventures to honor their commitments; our ability to successfully and timely obtain land-use entitlements and construction financing, and address issues that arise in connection with the use and development of our land; natural disasters and other unforeseen damage for which our insurance may not provide adequate coverage; potential liability under environmental or construction laws, or other laws or regulations affecting our business; our ability to comply with the terms of our debt instruments; and our ability to successfully estimate the impact of certain accounting and tax matters.
Please see our Annual Report on Form 10-K for the fiscal year ended November 30, 2012 and other filings with the SEC for a further discussion of these and other risks and uncertainties which could also affect our future results. We undertake no obligation to publicly revise any forward-looking statements to reflect events or circumstances after the date of those statements or to reflect the occurrence of anticipated or unanticipated events.
Outlook
During the second quarter of 2013, we continued to see improvement in the overall housing market. Although recent upward movement in mortgage rates raised concerns in the investor community, our view is that the housing recovery is still intact and that the fundamentals supporting the recovery continue to remain strong. This is supported by the underproduction of both single and multifamily housing that took place throughout the economic downturn and up to and including this current year, which has and continues to be the overriding driver of recovery in the housing market. Overall, demand in all of our markets continues to outpace supply, which is constrained by limited land availability and fewer competing homebuilders. As a result, our deliveries, new orders and homes in backlog were up 39%, 27% and 55%, respectively, from the prior year.
In fiscal 2013, our principal focus in our homebuilding operations will continue to be on improving our operating margin on the homes we sell by increasing sales prices and reducing sales incentives, to offset increasing material, labor and and land costs, as well as taking advantage of the steps we have taken over the past several years to reduce costs and right-size our overhead structure. In addition, we continue to invest in carefully underwritten strategic land acquisitions in well-positioned markets that we expect to continue to support our homebuilding operations going forward and help us increase operating leverage as deliveries increase. During the second quarter of 2013, our homebuilding gross and operating margins improved 160 and 410 basis points, respectively, to 24.1% and 13.3%, respectively, from the prior year. Our Financial Services segment also had another strong quarter during the second quarter of 2013 with operating earnings of $29.2 million compared to $18.0 million in the prior year, as it benefited from a strong refinancing market and our expanding homebuilding business. Although we expect a less robust refinancing market in the remainder of 2013 and our Financial Services segment's quarterly profit to be lower in each of our final two quarters of fiscal 2013, compared to the 2nd quarter of 2013, our Financial Services segment should continue to be a strong profit generator in fiscal 2013. We continue to believe that 2013 will be a transitional year for our Rialto Investment segment, as it shifts from a balance sheet investment to a fund investment model, and we expect the prospects for future consistent earnings for our Rialto Investment segment to continue to improve throughout and beyond 2013.
As we enter the second half of fiscal 2013, we believe that all the segments of our company are well positioned. Our company's main driver of earnings will continue to be our homebuilding operations, but we are also focused on multiple platforms including Rialto, Multifamily, Financial Services and FivePoint, which manages certain of our strategic long-term joint ventures, in order to create additional shareholder value. We are currently on track to achieve another year of substantial profitability in fiscal 2013 as the housing market recovery continues, and we continue to benefit from our strategic land acquisitions and new community openings.

(1) Results of Operations
Overview
We historically have experienced, and expect to continue to experience, variability in quarterly results. As a result, our results of operations for the three and six months ended May 31, 2013 are not necessarily indicative of the results to be expected for the full year. Our homebuilding business is seasonal in nature and generally reflects higher levels of new home order activity in our second fiscal quarter and increased deliveries in the second half of our fiscal year. However, periods of economic downturn in the industry, such as we have experienced in recent years, will typically reduce seasonal patterns.
Our net earnings attributable to Lennar were $137.4 million, or $0.71 per basic share and $0.61 per diluted share, in the second quarter of 2013, which included a net provision for income taxes of $19.5 million. The provision for income taxes included a tax provision of $60.8 million, primarily related to second quarter 2013 pre-tax earnings, partially offset by the reversal of our deferred tax asset valuation allowance of $41.3 million. This compared to net earnings attributable to Lennar of $452.7 million, or $2.39 per basic and $2.06 per diluted share, in the second quarter of 2012, which included a partial reversal of our deferred tax asset valuation allowance of $403.0 million, or $1.85 per diluted share. During the both the three and six months ended May 31, 2013, there was an increase in our homebuilding operating earnings primarily due to an increase in the number of home deliveries and in the average sales price of homes delivered in our homebuilding operations, partially offset by an increase in materials and labor costs. We believe it is likely that our price increases will continue to outpace cost increases. In addition, there was an increase in the operating earnings of our Lennar Financial Services segment primarily due to increased volume of transactions and a higher profit per transaction. For the three months ended May 31, 2013, there was an increase in the operating earnings of our Rialto segment primarily due to an increase in realized gain on the sales of REO included in Rialto investments other income (expense), net, partially offset by a decrease in operating earnings related to the segments portfolio of real estate loans. For the six months ended May 31, 2013, there was a decrease in the operating earnings of our Rialto segment primarily due to decrease in operating earnings related to the segment's portfolio of real estate loans, a decrease in Rialto investments equity in earnings from unconsolidated entities as a result of the fund formed under the Federal government's Public Private Investment Program ("PPIP"), in which it was an investor, having been liquidated at the end of 2012 and no earnings from the Fund II which is just starting to ramp up operations, partially offset by an increase in realized gain on the sales of REO included in Rialto investments other income (expense), net.

Financial information relating to our operations was as follows:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2013	2012	2013	2012
Lennar Homebuilding revenues:
Sales of homes	$1,256,267	796,445	2,111,348	1,407,145
Sales of land	25,077	11,643	38,440	25,376
Total Lennar Homebuilding revenues	1,281,344	808,088	2,149,788	1,432,521
Lennar Homebuilding costs and expenses:
Costs of homes sold	952,983	617,495	1,619,067	1,100,317
Cost of land sold	18,979	8,959	29,327	19,795
Selling, general and administrative	136,608	105,388	238,850	196,475
Total Lennar Homebuilding costs and expenses	1,108,570	731,842	1,887,244	1,316,587
Lennar Homebuilding operating margins	172,774	76,246	262,544	115,934
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities	13,461	(9,381)	12,594	(8,298)
Lennar Homebuilding other income (expense), net (1)	(2,686)	12,758	1,580	16,825
Other interest expense	(25,109)	(23,803)	(51,140)	(48,652)
Lennar Homebuilding operating earnings	$158,440	55,820	225,578	75,809
Lennar Financial Services revenues	$119,096	88,595	214,976	156,810
Lennar Financial Services costs and expenses	89,924	70,615	169,702	130,580
Lennar Financial Services operating earnings	$29,172	17,980	45,274	26,230
Rialto Investments revenues	$25,684	33,472	51,306	65,680
Rialto Investments costs and expenses	28,305	30,198	60,076	63,568
Rialto Investments equity in earnings from unconsolidated entities	4,505	5,569	10,678	24,027
Rialto Investments other income (expense), net	6,646	(1,372)	7,973	(13,612)
Rialto Investments operating earnings	$8,530	7,471	9,881	12,527
Total operating earnings	$196,142	81,271	280,733	114,566
Corporate general administrative expenses	(33,853)	(29,168)	(65,123)	(56,010)
Earnings before income taxes	$162,289	52,103	215,610	58,556
(1) During the three and six months ended May 31, 2013, our mutlifamily business had $4.8 million and $8.3 million, respectively, of expenses included in Lennar Homebuilding other income (expense), net, which were primarily related to general and administrative expenses, net of management fee income from unconsolidated entities in which we have investments.

Three Months Ended May 31, 2013 versus Three Months Ended May 31, 2012
Revenues from home sales increased 58% in the second quarter of 2013 to $1,256.3 million from $796.4 million in 2012. Revenues were higher primarily due to a 39% increase in the number of home deliveries, excluding unconsolidated entities, and a 13% increase in the average sales price of homes delivered. New home deliveries, excluding unconsolidated entities, increased to 4,449 homes in the second quarter of 2013 from 3,192 homes in the second quarter of 2012. There was an increase in home deliveries in all our Homebuilding segments and Homebuilding Other. The average sales price of homes delivered increased to $283,000 in the second quarter of 2013 from $250,000 in the same period last year, driven primarily by an increase in the average sales price of home deliveries in all of our Homebuilding segments and Homebuilding Other, primarily due to an increase in pricing in many of our markets as such markets continue to stabilize and recover. Sales incentives offered to homebuyers were $20,200 per home delivered in the second quarter of 2013, or 6.7% as a percentage of home sales revenue, compared to $29,800 per home delivered in the same period last year, or 10.7% as a percentage of home sales revenue, and $23,300 per home delivered in the first quarter of 2013, or 8.0% as a percentage of home sales revenue.
Gross margins on home sales were $303.3 million, or 24.1%, in the second quarter of 2013, compared to $179.0 million, or 22.5%, in the second quarter of 2012. Gross margin percentage on home sales improved compared to last year, primarily due to a greater percentage of deliveries from our new higher margin communities (communities where land was acquired subsequent to November 30, 2008), which made up 59% of our deliveries, a decrease in sales incentives offered to homebuyers as a percentage of revenue from home sales and an increase in the average sales price of homes delivered, partially offset by an increase in materials and labor costs. Gross profits on land sales totaled $6.1 million in the second quarter of 2013, compared to $2.7 million in the second quarter of 2012.
Selling, general and administrative expenses were $136.6 million in the second quarter of 2013, compared to $105.4 million in the second quarter of 2012. As a percentage of revenues from home sales, selling, general and administrative expenses improved to 10.9% in the second quarter of 2013, from 13.2% in the second quarter of 2012, due to improved operating leverage as a result of increased absorption per community.
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities was $13.5 million in the second quarter of 2013, primarily as a result of sales of approximately 300 homesites to third parties by one unconsolidated entity for approximately $126 million, resulting in a gross profit of approximately $53 million, of which our share was $13.0 million of equity in earnings, compared to Lennar Homebuilding equity in earnings (loss) of ($9.4) million in the second quarter of 2012, which included $5.4 million of valuation adjustments related to strategic asset sales at Lennar Homebuilding's unconsolidated entities. Equity in earnings recognized by us related to the sale of land by our unconsolidated entities may vary significantly from period to period depending on the timing of those land sales and other transactions entered into by our unconsolidated entities in which we have investments.
Lennar Homebuilding other income (expense), net, totaled ($2.7) million in the second quarter of 2013, compared to $12.8 million in the second quarter of 2012 which included a $15.0 million gain on the sale of an operating property.
Lennar Homebuilding interest expense was $54.8 million in the second quarter of 2013 ($29.0 million was included in cost of homes sold, $0.7 million in cost of land sold and $25.1 million in other interest expense), compared to $44.8 million in the second quarter of 2012 ($20.4 million was included in cost of homes sold, $0.6 million in cost of land sold and $23.8 million in other interest expense). Interest expense increased due to an increase in our outstanding debt and an increase in deliveries, partially offset by a lower weighted average interest rate compared to the same period last year.
Operating earnings for the Lennar Financial Services segment were $29.2 million in the second quarter of 2013, compared to $18.0 million in the second quarter of 2012. The increase in profitability in our mortgage and title operations was primarily due to increased volume of transactions and a higher profit per transaction.
In the second quarter of 2013, operating earnings for the Rialto Investments segment were $2.8 million (which included $8.5 million operating earnings offset by $5.7 million of net earnings attributable to noncontrolling interests), compared to operating earnings of $4.3 million (which included $7.5 million of operating earnings offset by $3.2 million of net earnings attributable to noncontrolling interests) in the same period last year. In the second quarter of 2013, revenues in this segment were $25.7 million, which consisted primarily of accretable interest income associated with the segment’s portfolio of real estate loans and fees for managing and servicing assets, compared to revenues of $33.5 million in the same period last year. Revenues decreased primarily due to lower interest income as a result of a decrease in the portfolio of loans, reflecting Rialto Investments segment's shift in focus from acquiring assets to primarily managing assets for funds it creates. Expenses in this segment were $28.3 million, in the second quarter of 2013, which consisted primarily of costs related to its portfolio operations, loan impairments of $3.5 million primarily associated with the segment's FDIC loan portfolio (before noncontrolling interests) and other general and administrative expenses, compared to expenses of $30.2 million, which consisted primarily of costs related to its portfolio operations, due diligence expenses related to both completed and abandoned transactions, and other general and administrative expenses in the same period last year.

The segment also had equity in earnings from unconsolidated entities of $4.5 million in the second quarter of 2013, which primarily included $4.3 million of equity in earnings related to our share of earnings from the Rialto real estate funds. This compared to equity in earnings from unconsolidated entities of $5.6 million in the second quarter of 2012, which included $2.5 million of interest income earned by the AllianceBernstein L.P. ("AB") fund formed under the PPIP, and $3.0 million of equity in earnings related to our share of Fund I.
In the second quarter of 2013, Rialto Investments other income (expense), net, was $6.6 million, which consisted primarily of realized gains on the sale of real estate owned ("REO") of $18.5 million and rental income, partially offset by expenses related to owning and maintaining REO. In the second quarter of 2012, Rialto Investments other income (expense), net, was ($1.4) million, which consisted primarily of expenses related to owning and maintaining REO, partially offset by realized gains of $8.4 million from the sales of REO and rental income.
Corporate general and administrative expenses were $33.9 million, or 2.4% as a percentage of total revenues, in the second quarter of 2013, compared to $29.2 million, or 3.1% as a percentage of total revenues, in the second quarter of 2012. The increase in corporate general and administrative expenses was primarily due to an increase in personnel related expenses as a result of variable compensation expense.
Net earnings attributable to noncontrolling interests were $5.4 million, primarily related to the FDIC’s interest in the portfolio of real estate loans that we acquired in partnership with the FDIC. In the second quarter of 2012, net earnings attributable to noncontrolling interests were $1.7 million, primarily related to the FDIC’s interest in the portfolio of real estate loans that we acquired in partnership with the FDIC, partially offset by a net loss attributable to noncontrolling interests in our homebuilding operations.
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
During the second quarter of 2013, we concluded that it was more likely than not that a portion of our state deferred tax assets would be utilized. This conclusion was based on additional positive evidence including actual and forecasted earnings, as well as generating cumulative pre-tax earnings over a rolling four year period including the second quarter of 2013. Accordingly, during the second quarter of 2013, we reversed $41.3 million of the valuation allowance against the state deferred tax assets. This reversal was offset by a tax provision of $60.8 million primarily related to second quarter 2013 pre-tax earnings. Therefore, we had a $19.5 million provision for income taxes for the second quarter of 2013. As of May 31, 2013, we had a valuation allowance against our deferred tax assets of $22.5 million, which is primarily related to state net operating loss carryforwards that may expire due to short carryforward periods. During the second quarter of 2012, we reversed $403.0 million of our valuation allowance against our deferred tax assets. Our overall effective income tax rates were 12.42% and (798.54%), respectively, for the three months ended May 31, 2013 and 2012. The low effective tax rate and negative effective tax rate were primarily related to the reversal of our valuation allowance in the three months ended May 31, 2013 and 2012.
During the first half of 2013, we had transactions involving two of our consolidated joint ventures. In the first joint venture transaction, we bought out our 48% partners for $78.0 million, paying $14.5 million in cash and financing the remainder with a short-term note. Our consolidated joint venture then contributed certain assets to a new unconsolidated joint venture and brought in a new, long-term partner for $100 million, or a 25% interest. Additionally, if the new unconsolidated entity meets certain cash flow thresholds, the partner's equity interest in the unconsolidated entity could be decreased to 10% or increased to 40% with a corresponding increase or decrease in our equity interest percentage. The new unconsolidated joint venture subsequently distributed $100 million of cash to the Company as a return of capital.
In the second joint venture transaction, we purchased our partner's interest for $153.2 million and the inventories are now wholly-owned assets, which we plan to develop and build homes.
These transactions did not impact our net earnings, but our balance sheet was affected as follows: cash was reduced by approximately $67 million, inventory decreased by approximately $225 million, investments in unconsolidated entities increased by $125 million, deferred tax assets were increased by $39 million, additional paid-in capital (equity) was reduced by $60 million, net of tax and non-controlling interests were reduced by $132 million.

Six Months Ended May 31, 2013 versus Six Months Ended May 31, 2012
Revenues from home sales increased 50% in the six months ended May 31, 2013 to $2.1 billion from $1.4 billion in 2012. Revenues were higher primarily due to a 35% increase in the number of home deliveries, excluding unconsolidated entities, and a 12% increase in the average sales price of homes delivered. New home deliveries, excluding unconsolidated entities, increased to 7,623 homes in the six months ended May 31, 2013 from 5,664 homes in the six months ended May 31, 2012. There was an increase in home deliveries in all our Homebuilding segments and Homebuilding Other. The average sales price of homes delivered increased to $277,000 in the six months ended May 31, 2013 from $248,000 in the same period last year, driven primarily by an increase in the average sales price of home deliveries in all of our Homebuilding segments and Homebuilding Other, primarily due to an increase in pricing in many of our markets as such markets continues to stabilize and recover. Sales incentives offered to homebuyers were $21,500 per home delivered in the six months ended May 31, 2013, or 7.2% as a percentage of home sales revenue, compared to $31,700 per home delivered in the same period last year, or 11.3% as a percentage of home sales revenue.
Gross margins on home sales were $492.3 million, or 23.3%, in the six months ended May 31, 2013, compared to $306.8 million, or 21.8%, in the six months ended May 31, 2012. Gross margin percentage on home sales improved compared to last year, primarily due to a greater percentage of deliveries from our new higher margin communities (communities where land was acquired subsequent to November 30, 2008), which made up 58% of our deliveries, a decrease in sales incentives offered to homebuyers as a percentage of revenue from home sales and an increase in the average sales price of homes delivered, partially offset by an increase in materials and labor costs. Gross profits on land sales totaled $9.1 million in the six months ended May 31, 2013, compared to $5.6 million in the six months ended May 31, 2012.
Selling, general and administrative expenses were $238.9 million in the six months ended May 31, 2013, compared to $196.5 million in the six months ended May 31, 2012. As a percentage of revenues from home sales, selling, general and administrative expenses improved to 11.3% in the six months ended May 31, 2013, from 14.0% in the six months ended May 31, 2012, due to improved operating leverage as a result of increased absorption per community.
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities was $12.6 million in the six months ended May 31, 2013, primarily as a result of sales of approximately 300 homesites to third parties by one unconsolidated entity for approximately $126 million, resulting in a gross profit of approximately $53 million, of which our share was $13.0 million of equity in earnings, compared to Lennar Homebuilding equity in earnings (loss) of ($8.3) million,which included $5.4 million of valuation adjustments related to asset sales at Lennar Homebuilding's unconsolidated entities in the six months ended May 31, 2012. Equity in earnings recognized by us related to the sale of land by our unconsolidated entities may vary significantly from period to period depending on the timing of those land sales and other transactions entered into by our unconsolidated entities in which we have investments.
Lennar Homebuilding other income, net, totaled $1.6 million in the six months ended May 31, 2013, compared to $16.8 million in the six months ended May 31, 2012 which included a $15.0 million gain on the sale of an operating property.
Lennar Homebuilding interest expense was $101.1 million in the six months ended May 31, 2013 ($48.4 million was included in cost of homes sold, $1.6 million in cost of land sold and $51.1 million in other interest expense), compared to $86.1 million in the six months ended May 31, 2012 ($36.5 million was included in cost of homes sold, $1.0 million in cost of land sold and $48.6 million in other interest expense). Interest expense increased due to an increase in our outstanding debt and an increase in deliveries, partially offset by a lower weighted average interest rate compared to the same period last year.
Operating earnings for the Lennar Financial Services segment were $45.3 million in the six months ended May 31, 2013, compared to $26.2 million in the six months ended May 31, 2012. The increase in profitability in our mortgage and title operations was primarily due to increased volume of transactions and a higher profit per transaction.
In the six months ended May 31, 2013, operating earnings for the Rialto Investments segment were $4.5 million (which included $9.9 million operating earnings offset by $5.4 million of net loss attributable to noncontrolling interests), compared to operating earnings of $13.7 million (which included $12.5 million of operating earnings and an add back of $1.2 million of net loss attributable to noncontrolling interests) in the same period last year. In the six months ended May 31, 2013, revenues in this segment were $51.3 million, which consisted primarily of accretable interest income associated with the segment’s portfolio of real estate loans and fees for managing and servicing assets, compared to revenues of $65.7 million in the same period last year. Revenues decreased primarily due to lower interest income as a result of a decrease in the portfolio of loans, reflecting Rialto Investments segment's shift in focus from acquiring assets to primarily managing assets for funds it creates. Expenses in this segment were $60.1 million, in the six months ended May 31, 2013, which consisted primarily of costs related to its portfolio operations, loan impairments of $10.6 million primarily associated with the segment's FDIC loan portfolio (before noncontrolling interests) and other general and administrative expenses, compared to expenses of $63.6 million, which consisted primarily of costs related to its portfolio operations, due diligence expenses related to both completed and abandoned transactions and other general and administrative expenses in the same period last year. Expenses decreased primarily due to a decrease in loan servicing expenses.
The segment also had equity in earnings from unconsolidated entities of $10.7 million in the six months ended May 31, 2013, which was primarily related to our share of earnings from the Rialto real estate funds. This compared to equity in earnings from unconsolidated entities of $24.0 million in the six months ended May 31, 2012, which included $8.9 million of net gains primarily related to unrealized gains for our share of the mark-to-market adjustments of the investment portfolio underlying the AB PPIP fund, $5.1 million of interest income earned by the AB PPIP fund and $10.6 million of equity in earnings related to our share of Fund I.
In the six months ended May 31, 2013, Rialto Investments other income (expense), net, was $8.0 million, which consisted primarily of realized gains on the sale of real estate owned ("REO") of $27.2 million and rental income, partially offset by expenses related to owning and maintaining REO and REO impairments. In the six months ended May 31, 2012, Rialto Investments other income (expense), net, was ($13.6) million, which consisted primarily of expenses related to owning and maintaining REO and impairments on REO, partially offset by realized gains on the sale of REO of $8.4 million, unrealized gains from acquisition of REO through foreclosure and rental income.
Corporate general and administrative expenses were $65.1 million, or 2.7% as a percentage of total revenues, in the six months ended May 31, 2013, compared to $56.0 million, or 3.4% as a percentage of total revenues, in the six months ended May 31, 2012. The increase in corporate general and administrative expenses was primarily due to an increase in personnel related expenses as a result of variable compensation expense.
Net earnings (loss) attributable to noncontrolling interests were $4.8 million and ($5.3) million, respectively, in the six months ended May 31, 2013 and 2012, primarily attributable to noncontrolling interests related to our homebuilding and Rialto Investments segments.
In the six months ended May 31, 2013, we concluded that it was more likely than not that a portion of our state deferred tax assets would be utilized. This conclusion was based on additional positive evidence including actual and forecasted earnings, as well as our generating cumulative pre-tax earnings over a rolling four year period including the second quarter of 2013. Accordingly, during the six months ended May 31, 2013, we reversed $66.4 million of the valuation allowance against the state deferred tax assets. This reversal was offset by a tax provision of $82.3 million primarily related to pre-tax earnings for the six months ended May 31, 2013. Therefore, we had a $15.9 million provision for income taxes for the six months ended May 31, 2013. During the six months ended May 31, 2012, we reversed $403.0 million of our valuation allowance against our deferred tax assets. Our overall effective income tax rates were 7.52% and (632.73%), respectively, for the six months ended May 31, 2013 and 2012. The low effective tax rates and the negative effective tax rate were primarily related to the reversal of our valuation allowance in the six months ended May 31, 2013 and 2012, respectively.

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
At May 31, 2013, our reportable homebuilding segments and Homebuilding Other consisted of homebuilding divisions located in:
East: Florida(1), Georgia, Maryland, New Jersey, North Carolina, South Carolina and Virginia
Central: Arizona, Colorado and Texas(2)
West: California and Nevada
Southeast Florida: Southeast Florida
Houston: Houston, Texas
Other: Illinois, Minnesota, Tennessee, Oregon and Washington

(1)	Florida in the East reportable segment excludes Southeast Florida, which is its own reportable segment.

(2)	Texas in the Central reportable segment excludes Houston, Texas, which is its own reportable segment.
The following tables set forth selected financial and operational information related to our homebuilding operations for the periods indicated:
Selected Financial and Operational Data

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2013	2012	2013	2012
East:
Sales of homes	$419,023	306,805	705,877	543,069
Sales of land	14,306	3,344	16,344	11,913
Total East	433,329	310,149	722,221	554,982
Central:
Sales of homes	180,675	112,460	328,633	197,387
Sales of land	1,099	2,104	2,173	2,890
Total Central	181,774	114,564	330,806	200,277
West:
Sales of homes	269,565	157,422	443,150	280,272
Sales of land	—	288	490	523
Total West	269,565	157,710	443,640	280,795
Southeast Florida:
Sales of homes	123,883	70,878	195,734	120,667
Total Southeast Florida	123,883	70,878	195,734	120,667
Houston:
Sales of homes	135,811	96,626	234,806	177,394
Sales of land	9,583	5,829	19,106	9,895
Total Houston	145,394	102,455	253,912	187,289
Other:
Sales of homes	127,310	52,254	203,148	88,356
Sales of land	89	78	327	155
Total Other	127,399	52,332	203,475	88,511
Total homebuilding revenues	$1,281,344	808,088	2,149,788	1,432,521

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2013	2012	2013	2012
Operating earnings (loss):
East:
Sales of homes	$59,908	31,315	90,693	48,942
Sales of land	3,418	642	3,769	2,442
Equity in earnings from unconsolidated entities	193	928	276	959
Other income (expense), net	(3,949)	14	(5,200)	1,445
Other interest expense	(6,760)	(6,608)	(13,853)	(13,550)
Total East	52,810	26,291	75,685	40,238
Central:
Sales of homes	16,125	8,702	33,612	12,741
Sales of land	263	616	424	708
Equity in loss from unconsolidated entities	(91)	(128)	(93)	(164)
Other expense, net	(118)	(1,478)	(448)	(769)
Other interest expense	(3,343)	(3,394)	(6,702)	(7,134)
Total Central	12,836	4,318	26,793	5,382
West:
Sales of homes (1)	38,687	9,232	52,493	7,005
Sales of land	(32)	155	(74)	82
Equity in earnings (loss) from unconsolidated entities (2)	13,646	(9,722)	13,383	(8,382)
Other income (expense), net	1,940	(1,235)	9,997	588
Other interest expense	(8,543)	(7,835)	(17,498)	(16,271)
Total West	45,698	(9,405)	58,301	(16,978)
Southeast Florida:
Sales of homes	27,100	11,820	37,677	20,400
Sales of land	—	(332)	—	(332)
Equity in loss from unconsolidated entities	(220)	(330)	(450)	(575)
Other income, net (3)	4,184	15,482	5,589	15,926
Other interest expense	(2,300)	(2,464)	(4,644)	(4,609)
Total Southeast Florida	28,764	24,176	38,172	30,810
Houston:
Sales of homes	13,887	8,436	22,038	13,122
Sales of land	2,411	1,733	4,905	2,790
Equity in loss from unconsolidated entities	(6)	(12)	(10)	(19)
Other income (expense), net	(26)	1,211	87	1,161
Other interest expense	(1,240)	(1,106)	(2,488)	(2,276)
Total Houston	15,026	10,262	24,532	14,778
Other:
Sales of homes	10,969	4,057	16,918	8,143
Sales of land	38	(130)	89	(109)
Equity in loss from unconsolidated entities	(61)	(117)	(512)	(117)
Other expense, net	(4,717)	(1,236)	(8,445)	(1,526)
Other interest expense	(2,923)	(2,396)	(5,955)	(4,812)
Total Other	3,306	178	2,095	1,579
Total homebuilding operating earnings	$158,440	55,820	225,578	75,809

(1)
The increase in the operating earnings of the sales of homes in the Homebuilding West segment was primarily due to a an increase in the number of home deliveries, an increase in the average sales price of homes delivered, an increase in gross margins and lower selling, general and administrative expenses as a percentage of home sales revenue due to the increased operating leverage.

(2)
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities for both the three and six months ended May 31, 2013, includes the sale of approximately 300 homesites to third parties by one unconsolidated entity for approximately $126 million, resulting in a gross profit of approximately $53 million, of which our share was $13.0 million of equity in earnings. Equity in earnings recognized by us related to the sale of land by our unconsolidated entities may vary significantly from period to period depending on the timing of those land sales and other transactions entered into by our unconsolidated entities in which we have investments.

(3)	Other income, net for both the three and six months ended May 31, 2012, includes a $15.0 million gain on the sale of an operating property.
Summary of Homebuilding Data
Deliveries:

	Three Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	May 31,		May 31,		May 31,
	2013	2012	2013	2012	2013	2012
East	1,603	1,350	$420,368	312,239	$262,000	231,000
Central	702	493	180,676	112,460	257,000	228,000
West	849	532	277,940	164,363	327,000	309,000
Southeast Florida	453	262	123,883	70,879	273,000	271,000
Houston	538	422	135,812	96,626	252,000	229,000
Other	319	163	127,311	52,253	399,000	321,000
Total	4,464	3,222	$1,265,990	808,820	$284,000	251,000
Of the total homes delivered listed above, 15 homes with a dollar value of $9.7 million and an average sales price of $648,000 represent home deliveries from unconsolidated entities for the three months ended May 31, 2013, compared to 30 deliveries with a dollar value of $12.4 million and an average sales price of $412,000 for the three months ended May 31, 2012.

	Six Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	May 31,		May 31,		May 31,
	2013	2012	2013	2012	2013	2012
East	2,743	2,412	$708,573	549,260	$258,000	228,000
Central	1,277	880	328,633	197,387	257,000	224,000
West	1,448	926	458,689	290,378	317,000	314,000
Southeast Florida	718	449	195,734	120,667	273,000	269,000
Houston	921	774	234,807	177,394	255,000	229,000
Other	543	263	203,148	88,356	374,000	336,000
Total	7,650	5,704	$2,129,584	1,423,442	$278,000	250,000
Of the total homes delivered listed above, 27 homes with a dollar value of $18.2 million and an average sales price of $675,000 represent home deliveries from unconsolidated entities for the six months ended May 31, 2013, compared to 40 deliveries with a dollar value of $16.3 million and an average sales price of $407,000 for the six months ended May 31, 2012.

Sales Incentives (1):

	Three Months Ended
	Sales Incentives (In thousands)		Average Sales Incentives Per Home Delivered		Sales Incentives as a % of Revenue
	May 31,		May 31,		May 31,
	2013	2012	2013	2012	2013	2012
East	$38,533	41,098	$24,100	30,800	8.4%	11.8%
Central	12,279	12,886	17,500	26,100	6.4%	10.3%
West	7,339	13,328	8,800	25,700	2.7%	7.8%
Southeast Florida	12,003	9,211	26,500	35,200	8.8%	11.7%
Houston	15,033	13,660	27,900	32,400	10.0%	12.4%
Other	4,704	5,081	14,700	31,200	3.6%	8.9%
Total	$89,891	95,264	$20,200	29,800	6.7%	10.7%

	Six Months Ended
	Sales Incentives (In thousands)		Average Sales Incentives Per Home Delivered		Sales Incentives as a % of Revenue
	May 31,		May 31,		May 31,
	2013	2012	2013	2012	2013	2012
East	$71,435	77,175	$26,100	32,300	9.2%	12.5%
Central	22,289	25,877	17,500	29,400	6.3%	11.6%
West	13,592	25,313	9,500	28,000	3.0%	8.3%
Southeast Florida	20,000	16,031	27,900	35,700	9.3%	11.9%
Houston	28,050	26,268	30,500	33,900	10.7%	12.9%
Other	8,548	9,054	15,700	34,400	4.0%	9.3%
Total	$163,914	179,718	$21,500	31,700	7.2%	11.3%

(1)	Sales incentives relate to home deliveries during the period, excluding deliveries by unconsolidated entities.
New Orders (2):

	Three Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	May 31,		May 31,		May 31,
	2013	2012	2013	2012	2013	2012
East	2,385	1,605	$650,514	391,825	$273,000	244,000
Central	862	798	230,866	184,843	268,000	232,000
West	909	767	328,565	225,099	361,000	293,000
Southeast Florida	463	446	137,635	113,002	297,000	253,000
Houston	716	626	189,482	155,091	265,000	248,000
Other	370	239	136,456	89,112	369,000	373,000
Total	5,705	4,481	$1,673,518	1,158,972	$293,000	259,000
Of the total new orders listed above, 19 homes with a dollar value of $12.7 million and an average sales price of $668,000 represent new orders from unconsolidated entities for the three months ended May 31, 2013, compared to 26 new orders with a dollar value of $11.3 million and an average sales price of $433,000 for the three months ended May 31, 2012.

	Six Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	May 31,		May 31,		May 31,
	2013	2012	2013	2012	2013	2012
East	3,937	2,851	$1,063,283	684,315	$270,000	240,000
Central	1,517	1,279	405,958	288,894	268,000	226,000
West	1,487	1,282	518,662	382,697	349,000	299,000
Southeast Florida	964	671	288,308	175,464	299,000	261,000
Houston	1,233	1,050	327,328	253,038	265,000	241,000
Other	622	370	227,560	137,898	366,000	373,000
Total	9,760	7,503	$2,831,099	1,922,306	$290,000	256,000
Of the total new orders listed above, 32 homes with a dollar value of $21.3 million and an average sales price of $665,000 represent new orders from unconsolidated entities for the six months ended May 31, 2013, compared to 49 new orders with a dollar value of $20.2 million and an average sales price of $411,000 for the six months ended May 31, 2012.

(2)	New orders represent the number of new sales contracts executed with homebuyers, net of cancellations, during both the three and six months ended May 31, 2013 and 2012.
Backlog:

	Homes		Dollar Value (In thousands)		Average Sales Price
	May 31,		May 31,		May 31,
	2013	2012	2013	2012	2013	2012
East	2,570	1,387	$723,768	356,879	$282,000	257,000
Central	893	708	246,142	156,407	276,000	221,000
West	747	654	263,624	189,645	353,000	290,000
Southeast Florida	715	388	233,857	108,294	327,000	279,000
Houston	828	631	227,906	155,357	275,000	246,000
Other	410	202	167,874	94,866	409,000	470,000
Total	6,163	3,970	$1,863,171	1,061,448	$302,000	267,000
Of the total homes in backlog listed above, 10 homes with a backlog dollar value of $6.6 million and an average sales price of $658,000 represent the backlog from unconsolidated entities at May 31, 2013, compared with backlog from unconsolidated entities of 11 homes with a backlog dollar value of $4.9 million and an average sales price of $443,000 at May 31, 2012.
Backlog represents the number of homes under sales contracts. Homes are sold using sales contracts, which are generally accompanied by sales deposits. In some instances, purchasers are permitted to cancel sales if they fail to qualify for financing or under certain other circumstances. The cancellation rates for both the three and six months ended May 31, 2013 was within a range that is consistent with our historical cancellation rates. We experienced cancellation rates in our homebuilding segments and Homebuilding Other as follows:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2013	2012	2013	2012
East	13%	18%	13%	18%
Central	14%	15%	16%	17%
West	12%	18%	13%	17%
Southeast Florida	14%	8%	12%	10%
Houston	21%	19%	20%	20%
Other	9%	5%	10%	6%
Total	14%	16%	14%	17%

Active Communities:

	May 31,
	2013	2012
East	201	152
Central	74	69
West	67	68
Southeast Florida	29	29
Houston	75	79
Other	48	43
Total	494	440
Of the total active communities listed above, 2 communities represent active communities being developed by unconsolidated entities during the periods ended May 31, 2013 and May 31, 2012.
Deliveries from New Higher Margin Communities (3):

	Three Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	May 31,		May 31,		May 31,
	2013	2012	2013	2012	2013	2012
East	1,107	711	$291,138	157,370	$263,000	221,000
Central	293	189	73,814	42,823	252,000	227,000
West	550	323	167,193	98,341	304,000	304,000
Southeast Florida	281	184	88,889	52,578	316,000	286,000
Houston	159	64	45,150	14,740	284,000	230,000
Other	232	46	84,766	18,020	365,000	392,000
Total	2,622	1,517	$750,950	383,872	$286,000	253,000

	Six Months Ended
	Homes		Dollar Value (In thousands)		Average Sales Price
	May 31,		May 31,		May 31,
	2013	2012	2013	2012	2013	2012
East	1,872	1,239	$482,086	268,866	$258,000	217,000
Central	531	333	133,158	75,630	251,000	227,000
West	921	537	268,625	166,280	292,000	310,000
Southeast Florida	458	312	141,498	90,105	309,000	289,000
Houston	251	122	71,164	26,645	284,000	218,000
Other	406	82	143,377	34,977	353,000	427,000
Total	4,439	2,625	$1,239,908	662,503	$279,000	252,000

(3)
Deliveries from new higher margin communities represent deliveries from communities where land was acquired subsequent to November 30, 2008, and is a subset of the deliveries included in the preceding deliveries table.

Three Months Ended May 31, 2013 versus Three Months Ended May 31, 2012
Homebuilding East: Homebuilding revenues increased for the three months ended May 31, 2013, compared to the three months ended May 31, 2012, primarily due to an increase in the number of home deliveries and average sales price of homes delivered in all of the states in the segment, except New Jersey, in which the average sales price decreased for the three months ended May 31, 2013, compared to the same period last year. The increase in the number of deliveries was primarily driven by an increase in our backlog as a result of increased consumer confidence and improved economic conditions, as demand continues to outpace supply, which is constrained by limited land availability and fewer competing homebuilders. The increase in the average sales price of homes delivered was primarily because we have been able to increase the sales price of homes delivered and/or reduce sales incentives in certain of our communities as the market recovers in certain areas. The average sales price decrease in New Jersey was primarily related to product mix due to the timing of deliveries from particular communities. Gross margins on home sales were $106.1 million, or 25.3%, for the three months ended May 31, 2013, compared to gross margins on home sales of $71.5 million, or 23.3%, for the three months ended May 31, 2012. Gross margin percentage on homes increased compared to last year primarily due to a greater percentage of deliveries from our new higher margin communities, a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales (8.4% in 2013, compared to 11.8% in 2012), partially offset by a 13% increase in direct construction and land costs per home due to increases in material and labor costs.
Homebuilding Central: Homebuilding revenues increased for the three months ended May 31, 2013 compared to the three months ended May 31, 2012, primarily due to an increase in the number of home deliveries and average sales price of homes delivered in all states in the segment. The increase in the number of deliveries was primarily driven by an increase in our backlog as a result of increased consumer confidence and improved economic conditions, as demand continues to outpace supply, which is constrained by limited land availability and fewer competing homebuilders. The increase in the average sales price of homes delivered was primarily because we have been able to increase the sales price of homes delivered and/or reduce sales incentives in certain of our communities as the market recovers in certain areas. Gross margins on home sales were $36.0 million, or 19.9%, for the three months ended May 31, 2013, compared to gross margins on home sales of $22.2 million, or 19.7%, for the three months ended May 31, 2012. Gross margin percentage on homes sales improved compared to last year primarily due to a greater percentage of deliveries from our new higher margin communities, a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales (6.4% in 2013, compared to 10.3% in 2012) and lower valuation adjustments, partially offset by a 17% increase in direct construction and land costs per home due to increases in labor, material and land costs.
Homebuilding West: Homebuilding revenues increased for the three months ended May 31, 2013, compared to the three months ended May 31, 2012, primarily due to an increase in the number of home deliveries and average sales price of homes delivered in all states in the segment. The increase in the number of deliveries was primarily driven by an increase in our backlog as a result of increased consumer confidence and improved economic conditions, as demand continues to outpace supply, which is constrained by limited land availability and fewer competing homebuilders. The increase in the average sales price of homes delivered was primarily because we have been able to increase the sales price of homes delivered and/or reduce sales incentives in certain of our communities as the market recovers in certain areas. Gross margins on home sales were $71.5 million, or 26.5%, for the three months ended May 31, 2013, compared to gross margins on home sales of $34.3 million, or 21.8%, for the three months ended May 31, 2012. Gross margin percentage on homes sales increased compared to last year primarily due to a greater percentage of deliveries from our new higher margin communities, a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales (2.7% in 2013, compared to 7.8% in 2012), lower valuation adjustments and a 10% decrease in direct construction and land costs per home due to a change in product mix due to the timing of deliveries from particular communities.
Homebuilding Southeast Florida: Homebuilding revenues increased for the three months ended May 31, 2013, compared to the three months ended May 31, 2012, primarily due to the increase in the number of deliveries, which was primarily driven by an increase in our backlog as a result of increased consumer confidence and improved economic conditions, as demand continues to outpace supply, which is constrained by limited land availability and fewer competing homebuilders. Gross margins on home sales were $36.4 million, or 29.4%, for the three months ended May 31, 2013, compared to gross margins on home sales of $19.1 million, or 26.9%, for the three months ended May 31, 2012. Gross margin percentage on homes sales increased compared to last year primarily due to a greater percentage of deliveries from our new higher margin communities, a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales (8.8% in 2013, compared to 11.7% in 2012) and a 2% decrease in direct construction and land costs, partially offset by higher valuation adjustments.
Homebuilding Houston: Homebuilding revenues increased for the three months ended May 31, 2013, compared to the three months ended May 31, 2012, primarily due to an increase in the number of home deliveries and an increase in the average sales price of homes delivered in this segment. The increase in the number of deliveries was primarily driven by an increase in our backlog as a result of increased consumer confidence and improved economic conditions, as demand continues to outpace supply, which is constrained by limited land availability and fewer competing homebuilders. The increase in the average sales price of homes delivered was primarily because we have been able to increase the sales price of homes delivered and/or reduce sales incentives in certain of our communities as the market recovers in certain areas. Gross margins on home sales were $29.7 million, or 21.9%, for the three months ended May 31, 2013, compared to gross margins on home sales of $20.3 million, or 21.0%, for the three months ended May 31, 2012. Gross margin percentage on homes sales increased compared to last year primarily due to a greater percentage of deliveries from our new higher margin communities, a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales (10.0% in 2013, compared to 12.4% in 2012), partially offset by a 10% increase in direct construction and land costs per home due to increases in labor, material and land costs.

Homebuilding Other: Homebuilding revenues increased for the three months ended May 31, 2013, compared to the three months ended May 31, 2012, primarily due to an increase in the number of home deliveries in all of the states of Homebuilding Other. The increase in the number of deliveries was primarily driven by an increase in our backlog as a result of increased consumer confidence and improved economic conditions, as demand continues to outpace supply, which is constrained by limited land availability and fewer competing homebuilders; and increased deliveries in Oregon and Washington, which are new operations. The average sales price increased in all the states of Homebuilding Other. Gross margins on home sales were $23.6 million, or 18.6%, for the three months ended May 31, 2013, compared to gross margins on home sales of $11.5 million, or 22.1%, for the three months ended May 31, 2012. This decrease was offset by a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales (3.6% in 2013, compared to 8.9% in 2012) and lower valuation adjustments.
Six Months Ended May 31, 2013 versus Six Months Ended May 31, 2012
Homebuilding East: Homebuilding revenues increased for the six months ended May 31, 2013, compared to the six months ended May 31, 2012, primarily due to an increase in the number of home deliveries and average sales price in all the states in this segment, except for New Jersey, in which the average sales price of homes delivered decreased and Maryland and Virginia, in which the number of home deliveries decreased. The increase in the number of deliveries was primarily driven by an increase in our backlog as a result of increased consumer confidence and improved economic conditions, as demand continues to outpace supply, which is constrained by limited land availability and fewer competing homebuilders. The increase in the average sales price of homes delivered was primarily because we have been able to increase the sales price of homes delivered and/or reduce sales incentives in certain of our communities as the market recovers in certain areas. The decrease in the average sales price of homes delivered in New Jersey was primarily related to product mix due to the timing of deliveries from particular communities.The decrease in deliveries in Maryland and Virginia was due to the timing of opening and closing of communities. Gross margins on home sales were $173.7 million, or 24.6%, for the six months ended May 31, 2013, compared to gross margins on home sales of $122.3 million, or 22.5%, for the six months ended May 31, 2012. Gross margin percentage on homes increased compared to last year primarily due to a greater percentage of deliveries from our new higher margin communities, a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales (9.2% in 2013, compared to 12.5% in 2012) and lower valuation adjustments, partially offset by a 13% increase in direct construction and land costs per home due to increases in labor, material and land costs.
Homebuilding Central: Homebuilding revenues increased for the six months ended May 31, 2013 compared to the six months ended May 31, 2012, primarily due to an increase in the number of home deliveries and average sales price in all of the states in the segment. The increase in the number of deliveries was primarily driven by an increase in our backlog as a result of increased consumer confidence and improved economic conditions, as demand continues to outpace supply, which is constrained by limited land availability and fewer competing homebuilders. The increase in the average sales price of homes delivered was primarily because we have been able to increase the sales price of homes delivered and/or reduce sales incentives in certain of our communities as the market recovers in certain areas. Gross margins on home sales were $65.5 million, or 19.9%, for the six months ended May 31, 2013, compared to gross margins on home sales of $37.2 million, or 18.8%, for the six months ended May 31, 2012. Gross margin percentage on homes sales improved compared to last year primarily due to a greater percentage of deliveries from our new higher margin communities, a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales (6.3% in 2013, compared to 11.6% in 2012) and lower valuation adjustments, partially offset by a 13% increase in direct construction and land costs per home due to increases in labor, material and land costs.
Homebuilding West: Homebuilding revenues increased for the six months ended May 31, 2013, compared to the six months ended May 31, 2012, primarily due to an increase in the number of home deliveries in all of the states in the segment. The increase in the number of deliveries was primarily driven by an increase in our backlog as a result of increased consumer confidence and improved economic conditions, as demand continues to outpace supply, which is constrained by limited land availability and fewer competing homebuilders. Gross margins on home sales were $109.1 million, or 24.6%, for the six months ended May 31, 2013, compared to gross margins on home sales of $57.3 million, or 20.4%, for the six months ended May 31, 2012. Gross margin percentage on homes sales increased compared to last year primarily due to a greater percentage of deliveries from our new higher margin communities, a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales (3.0% in 2013, compared to 8.3% in 2012),lower valuation adjustments and a 10% decrease in direct construction and land costs per home due to a change in product mix due to the timing of deliveries from particular communities.
Homebuilding Southeast Florida: Homebuilding revenues increased for the six months ended May 31, 2013, compared to the six months ended May 31, 2012, primarily due the increase in the number of deliveries, which was primarily driven by an increase in our backlog as a result of increased consumer confidence and improved economic conditions, as demand continues to outpace supply, which is constrained by limited land availability and fewer competing homebuilders. Gross margins on home sales were $54.8 million, or 28.0%, for the six months ended May 31, 2013, compared to gross margins on home sales of $33.4 million, or 27.7%, for the six months ended May 31, 2012. Gross margin percentage on homes sales increased compared to last year primarily due to a greater percentage of deliveries from our new higher margin communities, a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales (9.3% in 2013, compared to 11.9% in 2012) and a 3% increase in direct construction and land costs, partially offset by higher valuation adjustments.
Homebuilding Houston: Homebuilding revenues increased for the six months ended May 31, 2013, compared to the six months ended May 31, 2012, primarily due to an increase in the number of home deliveries and average sales price in this segment. The increase in the number of deliveries was primarily driven by an increase in our backlog as a result of increased consumer confidence and improved economic conditions, as demand continues to outpace supply, which is constrained by limited land availability and fewer competing homebuilders. The increase in the average sales price of homes delivered was primarily because we have been able to increase the sales price of homes delivered and/or reduce sales incentives in certain of our communities as the market recovers in certain areas. Gross margins on home sales were $50.4 million, or 21.5%, for the six months ended May 31, 2013, compared to gross margins on home sales of $35.5 million, or 20.0%, for the six months ended May 31, 2012. Gross margin percentage on homes sales increased compared to last year primarily due to a greater percentage of deliveries from our new higher margin communities, a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales (10.7% in 2013, compared to 12.9% in 2012), partially offset by a 9% increase in direct construction and land costs per home due to increases in labor, material and land costs.
Homebuilding Other: Homebuilding revenues increased for the six months ended May 31, 2013, compared to the six months ended May 31, 2012, primarily due to an increase in the number of home deliveries and average sales price in all of the states of Homebuilding Other. The increase in the number of deliveries was primarily driven by an increase in our backlog as a result of increased consumer confidence and improved economic conditions, as demand continues to outpace supply, which is constrained by limited land availability and fewer competing homebuilders; and increased deliveries in Oregon and Washington, which are new operations. Gross margins on home sales were $38.8 million, or 19.1%, for the six months ended May 31, 2013, compared to gross margins on home sales of $21.1 million, or 23.9%, for the six months ended May 31, 2012. This decrease was offset by a decrease in sales incentives offered to homebuyers as a percentage of revenues from home sales (4.0% in 2013, compared to 9.3% in 2012) and lower valuation adjustments.
At May 31, 2013 and 2012, we owned 113,779 homesites and 101,646 homesites, respectively, and had access to an additional 24,841 homesites and 19,871 homesites, respectively, through either option contracts with third parties or agreements with unconsolidated entities in which we have investments. At November 30, 2012, we owned 107,138 homesites and had access to an additional 21,346 homesites through either option contracts with third parties or agreements with unconsolidated entities in which we have investments. At May 31, 2013, 4.8% of the homesites we owned were subject to home purchase contracts. At May 31, 2013 and 2012, our backlog of sales contracts was 6,163 homes ($1,863.2 million) and 3,970 homes ($1,061.4 million), respectively. The increase in backlog was primarily attributable to an increase in new orders in the six months ended May 31, 2013, compared to the six months ended May 31, 2012.

Lennar Financial Services Segment
Our Lennar Financial Services reportable segment provides mortgage financing, title insurance and closing services for both buyers of our homes and others. The Lennar Financial Services segment sells substantially all of the loan it originates within a short period in the secondary mortgage market, the majority of which are sold on a servicing released, non-recourse basis. After the loans are sold, we retain potential liability for possible claims by purchasers that we breached certain limited industry-standard representations and warranties in the loan sale agreements. The following table sets forth selected financial and operation information related to our Lennar Financial Services segment:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(Dollars in thousands)	2013	2012	2013	2012
Revenues	$119,096	88,595	214,976	156,810
Costs and expenses	89,924	70,615	169,702	130,580
Operating earnings	$29,172	17,980	45,274	26,230
Dollar value of mortgages originated	$1,417,000	976,000	2,605,000	1,719,000
Number of mortgages originated	6,000	4,500	11,100	8,000
Mortgage capture rate of Lennar homebuyers	79%	77%	79%	77%
Number of title and closing service transactions	28,200	26,900	53,700	49,500
Number of title policies issued	50,600	34,300	91,800	61,600
Rialto Investments Segment
Our Rialto reportable segment focuses on real estate investments and asset management. Rialto utilizes its vertically-integrated investment and operating platform to underwrite, diligence, acquire, manage, workout and add value to diverse portfolios of real estate loans, properties and securities, as well as providing strategic real estate capital. Rialto's primary focus is to manage third party capital and funds or entities in which funds it manages have invested, and primarily on their behalf. Rialto has commenced the workout and/or oversight of billions of dollars of real estate assets across the United States, including commercial and residential real estate loans and properties, as well as mortgage backed securities with the objective of generating superior, risk-adjusted returns. To date, many of the investment and management opportunities have arisen from the dislocation in the United States real estate markets and the restructuring and recapitalization of those markets.
Rialto is the sponsor of and an investor in private equity vehicles that invest in and manage real estate related assets. This included Fund I in which investors have committed and contributed a total of $700 million of equity (including $75 million by us). Rialto Real Estate Fund II, LP (“Fund II”) with investor commitments of $520 million (including $100 million by us). Rialto also earns fees for its role as a manager of these vehicles and for providing asset management and other services to those vehicles and other third parties. The following table presents the results of operations of our Rialto segment for the periods indicated:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2013	2012	2013	2012
Revenues	$25,684	33,472	51,306	65,680
Costs and expenses	28,305	30,198	60,076	63,568
Rialto Investments equity in earnings from unconsolidated entities	4,505	5,569	10,678	24,027
Rialto Investments other income (expense), net	6,646	(1,372)	7,973	(13,612)
Operating earnings (1)	$8,530	7,471	9,881	12,527

(1)
Operating earnings for the three and six months ended May 31, 2013 include net earnings attributable to noncontrolling interests of $5.7 million and $5.4 million, respectively. Operating earnings for the three and six months ended May 31, 2012 include net earnings (loss) attributable to noncontrolling interests of $3.2 million, and ($1.2) million, respectively.

The following is a detail of Rialto Investments other income (expense), net for the periods indicated:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2013	2012	2013	2012
Realized gains on REO sales, net	$18,535	8,397	27,206	8,439
Unrealized loss on transfer of loans receivable to REO, net	(6,980)	(3,185)	(6,310)	(1,233)
REO expenses	(10,348)	(10,649)	(22,904)	(28,723)
Rental income	5,439	4,065	9,981	7,905
Rialto Investments other income (expense), net	$6,646	(1,372)	7,973	(13,612)
Distressed Asset Portfolios
In February 2010, the Rialto segment acquired indirectly 40% managing member equity interests in two limited liability companies (“LLCs”), in partnership with the FDIC. The LLCs hold performing and non-performing loans formerly owned by 22 failed financial institutions and when the Rialto segment acquired its interests in the LLCs, the two portfolios consisted of approximately 5,500 distressed residential and commercial real estate loans. The FDIC retained 60% equity interests in the LLCs and provided $626.9 million of financing with 0% interest, which is non-recourse to us and the LLCs. As of May 31, 2013, and November 30, 2012, the notes payable balance was $156.0 million and $470.0 million, respectively; however, as of May 31, 2013 and November 30, 2012, $37.9 million and $223.8 million, respectively, of cash collections on loans in excess of expenses had been deposited in a defeasance account, established for the repayment of the notes payable, under the agreement with the FDIC. The funds in the defeasance account are being and will be used to retire the notes payable upon their maturity. During the six months ended May 31, 2013, the LLCs retired $314.0 million principal amount of the notes payable under the agreement with the FDIC through the defeasance account.
The LLCs met the accounting definition of variable interest entities (“VIEs”) and since we were determined to be the primary beneficiary, we consolidated the LLCs. At May 31, 2013, these consolidated LLCs had total combined assets and liabilities of $929.7 million and $177.4 million, respectively. At November 30, 2012, these consolidated LLCs had total combined assets and liabilities of $1,236.4 million and $493.4 million, respectively.
In September 2010, the Rialto segment acquired approximately 400 distressed residential and commercial real estate loans and over 300 REO properties from three financial institutions. We paid $310 million for the distressed real estate and real estate related assets of which, $124 million was financed through a 5-year senior unsecured note provided by one of the selling institutions of which $33.0 million of principal amount was retired in 2012. As of May 31, 2013, there was $90.9 million outstanding.
Investments
In 2010, 2011 and 2012, investors in Fund I made equity commitments of $700 million (including $75 million committed by us). All capital commitments have been called and funded, and Fund I is closed to additional commitments. During the three and six months ended May 31, 2013, we received distributions of $29.4 million and $37.1 million, respectively, as a return of capital. During both the the three and six months ended May 31, 2012, we contributed $10.7 million and $18.0 million to Fund I. Of these amounts contributed, $13.9 million was distributed back to us during the three months ended May 31, 2012 as a return of capital distributions due to a securitization within Fund I. As of May 31, 2013 and November 30, 2012, the carrying value of our investment in Fund I was $72.9 million and $98.9 million, respectively. For the three and six months ended May 31, 2013, our share of earnings from Fund I was $4.8 million and $11.1 million, respectively. For the three and six months ended May 31, 2012, our share of earnings from Fund I was $3.0 million and $10.6 million, respectively.
In addition, in 2010, the Rialto segment also invested in approximately $43 million of non-investment grade CMBS for $19.4 million, representing a 55% discount to par value. As of May 31, 2013 and November 30, 2012, the carrying value of the investment securities was $15.5 million and $15.0 million, respectively.
In December 2012, our Rialto segment completed the first closing of its second real estate investment fund ("Fund II") with initial equity commitments of approximately $260 million, including $100 million committed by us. No cash was funded at the time of the closing. Fund II's objective during its three-year investment period is to invest in distressed real estate assets and other related investments that fit Fund II's investment parameters. Among other things, Fund II's documents prohibit us, including our Rialto segment, from acquiring real estate assets that might be suitable for Fund II, before Fund II is fully invested or committed, other than residential properties we acquire in connection with our homebuilding activities. As of

May 31, 2013, the equity commitment of Fund II were $520 million. During the three months ended May 31, 2013, $175 million of the $520 million in equity commitments was called, of which, we contributed our portion of $33.6 million.
Additionally, another subsidiary in the Rialto segment has approximately a 5% investment in a service and infrastructure provider to the residential home loan market (the “Servicer Provider”), which provides services to the consolidated LLCs, among others. As of May 31, 2013 and November 30, 2012, the carrying value of our investment in the Servicer Provider was $8.5 million and $8.4 million, respectively.

2) Financial Condition and Capital Resources
At May 31, 2013, we had cash and cash equivalents related to our homebuilding, financial services and Rialto operations of $891.7 million, compared to $1.3 billion at November 30, 2012 and $829.4 million at May 31, 2012.
We finance our land acquisition and development activities, construction activities, financial services activities, Rialto activities and general operating needs primarily with cash generated from our operations, debt issuances and equity offerings, as well as cash borrowed under our warehouse lines of credit and our credit facility.
Operating Cash Flow Activities
During the six months ended May 31, 2013 and 2012, cash used in operating activities totaled $609.9 million and $213.8 million, respectively. During the six months ended May 31, 2013, cash used in operating activities was impacted by an increase in inventories due to strategic land purchases, partially offset by our net earnings (net of our deferred income tax benefit) and a decrease in Lennar Financial Services loans held-for-sale.
During the six months ended May 31, 2012 cash used in operating activities was impacted by a our net earnings (net of deferred income tax benefit), a decrease in receivables and a decrease in Lennar Financial Services loans held-for-sale, offset by a decrease in accounts payable and other liabilities and an increase in inventories due to strategic land purchases.
Investing Cash Flow Activities
During the six months ended May 31, 2013 and 2012, cash provided by investing activities totaled $402.0 million and $178.2 million, respectively. During the six months ended May 31, 2013, we received $34.3 million of principal payments on Rialto Investments loans receivable and $104.5 million of proceeds from the sales of REO. In addition, cash increased due to a $185.9 million decrease in Rialto Investments defeasance cash, $122.9 million of distributions of capital from Lennar Homebuilding unconsolidated entities, primarily related to a distribution from a new unconsolidated joint venture and $37.1 million of distributions of capital from the Rialto Investments' unconsolidated entities, primarily related to Fund I. This was partially offset by $33.1 million of cash contributions to Lennar Homebuilding unconsolidated entities primarily for working capital and $33.6 million of cash contributions to Fund II, a Rialto Investments unconsolidated entity.
During the six months ended May 31, 2012, we received $41.8 million of principal payments on Rialto Investments loans receivable and $91.5 million of proceeds from the sale of REO. In addition, cash increased due to a $80.7 million decrease in Rialto Investments defeasance cash, $21.2 million of distributions of capital from Lennar Homebuilding unconsolidated entities and $14.0 million of distributions of capital from Fund I, a Rialto Investments unconsolidated entity. This was offset by $44.8 million of cash contributions to Lennar Homebuilding unconsolidated entities primarily for working capital and debt reduction and $19.9 million of cash contributions to Fund I.
We are always evaluating the possibility of acquiring homebuilders and other companies. However, at May 31, 2013, we had no agreements or understandings regarding any significant transactions.
Financing Cash Flow Activities
During the six months ended May 31, 2013, our cash used in financing activities of $211.2 million was primarily attributed to principal payments on Rialto Investments notes payable, net repayments under our Lennar Financial Services’ 364-day warehouse repurchase facilities, principal payments on other borrowings, the redemption of our 5.95% Senior Notes due 2013 and payments related to buyouts of our partners' noncontrolling interests in two of our consolidated joint ventures. This was offset by the receipt of proceeds related to the sale of $275 million principal amount of our 4.125% senior notes due 2018 (the "4.125% Senior Notes") and the sale of an additional $225 million aggregate principal amount of our 4.750% senior notes due 2022 (the "4.750% Senior Notes") and proceeds from other borrowings.
During the six months ended May 31, 2012, our cash used in financing activities of $298.6 million was primarily attributed to principal payments on Rialto Investments notes payable, net repayments under our Lennar Financial Services’ 364-day warehouse repurchase facilities and principal payments on other borrowings, partially offset by the receipt of proceeds of the sale of an additional $50 million aggregate principal amount of our 3.25% convertible senior notes due 2021 that the initial purchasers acquired to cover over-allotments.
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

(Dollars in thousands)	May 31, 2013	November 30, 2012	May 31, 2012
Lennar Homebuilding debt	$4,538,344	4,005,051	3,469,616
Stockholders’ equity	3,585,602	3,414,764	3,177,378
Total capital	$8,123,946	7,419,815	6,646,994
Lennar Homebuilding debt to total capital	55.9%	54.0%	52.2%
Lennar Homebuilding debt	$4,538,344	4,005,051	3,469,616
Less: Lennar Homebuilding cash and cash equivalents	727,505	1,146,867	667,111
Net Lennar Homebuilding debt	$3,810,839	2,858,184	2,802,505
Net Lennar Homebuilding debt to total capital (1)	51.5%	45.6%	46.9%

(1)
Net Lennar Homebuilding debt to total capital is a non-GAAP financial measure defined as net Lennar Homebuilding debt (Lennar Homebuilding debt less Lennar Homebuilding cash and cash equivalents) divided by total capital (net Lennar Homebuilding debt plus total stockholders' equity). The Company believes the ratio of Net Lennar Homebuilding debt to total capital is a relevant and useful financial measure to investors in understanding the leverage employed in our Lennar Homebuilding operations. However, because Net Lennar Homebuilding debt to total capital is not calculated in accordance with GAAP, this financial measure should not be considered in isolation or as an alternative to financial measures prescribed by GAAP. Rather, this non-GAAP financial measure should be used to supplement the Company's GAAP results.

At May 31, 2013, Lennar Homebuilding debt to total capital was higher compared to May 31, 2012, due to an increase in Lennar Homebuilding debt primarily as a result of an increase in our senior notes, partially offset by an increase in stockholder’s equity primarily related to our net earnings, which included the reversal of almost all of our deferred tax asset valuation allowance over the last 12 months.
In addition to the use of capital in our homebuilding, financial services and Rialto operations, we actively evaluate various other uses of capital, which fit into our homebuilding, financial services and Rialto strategies and appear to meet our profitability and return on capital goals. This may include acquisitions of, or investments in, other entities, the payment of dividends or repurchases of our outstanding common stock or debt. These activities may be funded through any combination of our credit facility, warehouse lines of credit, cash generated from operations, sales of assets or the issuance into capital markets of debt, common stock or preferred stock.
Our Lennar Homebuilding average debt outstanding was $4.3 billion with an average rate for interest incurred of 5.1% for the six months ended May 31, 2013, compared to $3.5 billion with an average rate for interest incurred of 5.5% for the six months ended May 31, 2012. Interest incurred related to homebuilding debt for the six months ended May 31, 2013 was $126.4 million, compared to $107.1 million in the same period last year.
At May 31, 2013, we had a $150 million Letter of Credit and Reimbursement Agreement ("LC Agreement") with certain financial institutions, which may be increased to $200 million, but for which there are currently no commitments for the additional $50 million. In addition, at May 31, 2013, we also had a $50 million Letter of Credit and Reimbursement Agreement with certain financial institutions which may be increased to $100 million but for which there are currently no commitments, and a $200 million Letter of Credit Facility with a financial institution. Additionally, in May 2012, we entered into a 3-year unsecured revolving credit facility (the "Credit Facility") with certain financial institutions that expires in May 2015. As of May 31, 2013, the maximum aggregate commitment under the Credit Facility was $525 million, of which $500 million was committed and $25 million was available through an accordion feature, subject to additional commitments. As of May 31, 2013, we had no outstanding borrowings under the Credit Facility. We believe we were in compliance with our debt covenants at May 31, 2013.
In June 2013, the Company increased the aggregate principal amount of the Credit Facility to $950 million, of which $917 million was committed and $33 million was available through an accordion feature, subject to additional commitments, and extended the Credit Facility's maturity date to June 2017. The proceeds available under the Credit Facility may be used for working capital and general corporate purposes. The credit agreement also provides that up to $500 million in commitments may be used for letters of credit. Additionally, the Company terminated its LC Agreement and its $50 million Letter of Credit and Reimbursement Agreement.
Our performance letters of credit outstanding were $134.0 million and $107.5 million, respectively, at May 31, 2013 and November 30, 2012. Our financial letters of credit outstanding were $201.5 million and $204.7 million, respectively, at May 31, 2013 and November 30, 2012. Performance letters of credit are generally posted with regulatory bodies to guarantee our performance of certain development and construction activities, and financial letters of credit are generally posted in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral.
During the three months ended May 31, 2013, we issued an additional $50 million aggregate principal amount of our 4.750% Senior Notes at a price of 98.250% in a private placement. We will use the net proceeds of the sale of the 4.750% Senior Notes for working capital and general corporate purposes, which may include repayment or repurchase of our other outstanding senior notes. Interest on our 4.750% Senior Notes is due semi-annually beginning May 15, 2013. Our 4.750% Senior Notes are unsecured and unsubordinated, but are guaranteed by substantially all of our 100% owned homebuilding subsidiaries.
During the three months ended May 31, 2013, we retired $63.0 million of the 5.95% Senior Notes due 2013 for 100% of the outstanding principal amount plus accrued and unpaid interest as of the maturity date.
In addition, during the six months ended May 31, 2013, we issued $275 million aggregate principal amount of our 4.125% senior notes due 2018 at a price of 99.998% in a private placement and an additional $175 million aggregate principal amount of our 4.750% senior notes due 2022 at a price of 98.073% in a private placement. Proceeds from the offerings, after payment of expenses, were $271.9 million and $172.2 million, respectively. We will use the net proceeds of the sale of the 4.125% Senior Notes and the 4.750% Senior Notes for working capital and general corporate purposes, which may include repayment or repurchase of our other outstanding senior notes. Interest on the 4.125% Senior Notes is due semi-annually beginning September 15, 2013. Our 4.125% Senior Notes are unsecured and unsubordinated, but are guaranteed by substantially all of our 100% owned homebuilding subsidiaries. Interest on our 4.750% Senior Notes is due semi-annually beginning May 15, 2013. Because a registration statement under the Securities Act of 1933, as amended, relating to an offer to exchange registered 4.750% Senior Notes for the privately placed 4.750% Senior Notes did not become effective by March 23, 2013, since that date the 4.750% Senor Notes have been incurring an additional 0.25% of interest. Our 4.750% Senior Notes are unsecured and unsubordinated, but are guaranteed by substantially all of our 100% owned homebuilding subsidiaries. At May 31, 2013, the carrying amount of our 4.125% Senior Notes was $275.0 million. At May 31, 2013 and November 30, 2012, the carrying amount of our 4.750% Senior Notes was $570.8 million and $350.0 million, respectively.
Currently, substantially all of our 100% owned homebuilding subsidiaries are guaranteeing all our Senior Notes (the “Guaranteed Notes”). The guarantees are full and unconditional. The principal reason our 100% owned homebuilding subsidiaries are guaranteeing the Guaranteed Notes is so holders of the Guaranteed Notes will have rights at least as great with regard to our subsidiaries as any other holders of a material amount of our unsecured debt. Therefore, the guarantees of the Guaranteed Notes will remain in effect only while the guarantor subsidiaries guarantee a material amount of the debt of Lennar Corporation, as a separate entity, to others. At any time when a guarantor subsidiary is no longer guaranteeing at least $75 million of Lennar Corporation’s debt other than the Guaranteed Notes, either directly or by guaranteeing other subsidiaries’ obligations as guarantors of Lennar Corporation’s debt, the guarantor subsidiary’s guarantee of the Guaranteed Notes will be suspended. Therefore, if the guarantor subsidiaries cease guaranteeing Lennar Corporation’s obligations under our Credit Facility and our letter of credit facilities and are not guarantors of any new debt, the guarantor subsidiaries’ guarantees of the Guaranteed Notes will be suspended until such time, if any, as they again are guaranteeing at least $75 million of Lennar Corporation’s debt other than the Guaranteed Notes.
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
Under the Credit Facility agreement (the "Agreement"), as of the end of each fiscal quarter, we are required to maintain minimum consolidated tangible net worth of approximately $1.5 billion plus the sum of 50% of the cumulative consolidated net income from February 29, 2012, if positive, and 50% of the net cash proceeds from any equity offerings from and after February 29, 2012. We are required to maintain a leverage ratio of 67% or less at the end of each fiscal quarter during our 2012 fiscal year, starting with our second fiscal quarter of 2012, and through the first two fiscal quarters of our 2013 fiscal year; a leverage ratio of 65% or less at the end of the last two fiscal quarters of our 2013 fiscal year and through the first two fiscal quarters of our 2014 fiscal year; and a leverage ratio of 60% or less at the end of the last two fiscal quarters of our 2014 fiscal year through the maturity of the Agreement in May 2015. As of the end of each fiscal quarter, we are also required to maintain either (1) liquidity in an amount equal to or greater than 1.00x consolidated interest incurred for the last twelve months then ended or (2) an interest coverage ratio of equal to or greater than 1.50:1.00 for the last twelve months then ended. As noted above, in June 2013, we amended our Credit Facility to increase the maximum aggregate commitment and to extend the maturity date to June 2017. As part of the amendment, the leverage ratios we are required to maintain were also amended under the amended Credit Facility. We are now required to maintain a leverage ratio of 65% or for the last two fiscal quarters of 2013 and through all of fiscal year 2014, and a leverage ratio of 60% or less from the first quarter of 2015 through the maturity of the Agreement in June 2017.
The following are computations of the minimum net worth test, maximum leverage ratio test and liquidity test, as calculated per the Agreement as of May 31, 2013:

(Dollars in thousands)	Covenant Level	Level Achieved as of May 31, 2013
Minimum net worth test (1)	$1,848,263	2,673,954
Maximum leverage ratio (2)	67.0%	53.2%
Liquidity test (3)	1.00	3.14
The terms minimum net worth test, maximum leverage ratio and liquidity test used in the Agreement are specifically calculated per the Agreement and differ in specified ways from comparable GAAP or common usage terms. Our minimum net worth test, maximum leverage ratio and liquidity test were calculated for purposes of the Agreement as of May 31, 2013 as follows:

(1)	The minimum consolidated tangible net worth and the consolidated tangible net worth as calculated per the Agreement are as follows:

Minimum consolidated tangible net worth
(Dollars in thousands)	As of May 31, 2013
Stated minimum consolidated tangible net worth per the Agreement	$1,459,657
Plus: 50% of cumulative consolidated net income as calculated per the Agreement, if positive	388,606
Required minimum consolidated tangible net worth per the Agreement	$1,848,263

Consolidated tangible net worth
(Dollars in thousands)	As of May 31, 2013
Total equity	$4,044,839
Less: Intangible assets (a)	(51,971)
Tangible net worth as calculated per the Agreement	3,992,868
Less: Consolidated equity of mortgage banking, Rialto and other designated subsidiaries (b)	(1,315,325)
Less: Lennar Homebuilding noncontrolling interests	(3,589)
Consolidated tangible net worth as calculated per the Agreement	$2,673,954

(a)	Intangible assets represent the Financial Services' title operations goodwill and title plant assets.

(b)
Consolidated equity of mortgage banking subsidiaries represents the equity of the Lennar Financial Services segment's mortgage banking operations. Consolidated equity of other designated subsidiaries represents the equity of certain subsidiaries included within the Lennar Financial Services segment's title operations that are prohibited from being guarantors under this Agreement. The consolidated equity of Rialto, as calculated per the Agreement, represents Rialto total assets minus Rialto total liabilities as disclosed in Note 8 of the notes to our condensed consolidated financial statements as of May 31, 2013. The consolidated equity of mortgage banking subsidiaries, Rialto and other designated subsidiaries are included in equity in our condensed consolidated balance sheet as of May 31, 2013.

(2)	The leverage ratio as calculated per the Agreement is as follows:

Leverage ratio:
(Dollars in thousands)	As of May 31, 2013
Lennar Homebuilding senior notes and other debts payable	$4,538,344
Less: Debt of Lennar Homebuilding consolidated entities (a)	(206,697)
Funded debt as calculated per the Agreement	4,331,647
Plus: Financial letters of credit (b)	202,059
Plus: Lennar's recourse exposure related to Lennar Homebuilding unconsolidated/consolidated entities, net (c)	72,930
Consolidated indebtedness as calculated per the Agreement	4,606,636
Less: Unrestricted cash and cash equivalents in excess of required liquidity per the Agreement (d)	(733,863)
Numerator as calculated per the Agreement	$3,872,773
Denominator as calculated per the Agreement	$7,280,590
Leverage ratio (e)	53.2%

(a)	Debt of our Lennar Homebuilding consolidated entities is included in Lennar Homebuilding senior notes and other debts payable in our condensed consolidated balance sheet as of May 31, 2013.

(b)
Our financial letters of credit outstanding include $201.5 million disclosed in Note 11 of the notes to our condensed consolidated financial statements as of May 31, 2013 and $0.6 million of financial letters of credit related to the Financial Services segment's title operations.

(c)
Lennar's recourse exposure related to the Lennar Homebuilding unconsolidated and consolidated entities, net includes $39.0 million of net recourse exposure related to Lennar Homebuilding unconsolidated entities and $33.9 million of recourse exposure related to Lennar Homebuilding consolidated entities, which is included in Lennar Homebuilding senior notes and other debts payable in our condensed consolidated balance sheet as of May 31, 2013.

(d)
Unrestricted cash and cash equivalents include $727.5 million of Lennar Homebuilding cash and cash equivalents and $16.4 million of Lennar Financial Services cash and cash equivalents, excluding cash and cash equivalents from mortgage banking subsidiaries and other designated subsidiaries within the Lennar Financial Services segment.

(e)
Leverage ratio consists of the numerator as calculated per the Agreement divided by the denominator as calculated per the Agreement (consolidated indebtedness as calculated per the Agreement, plus consolidated tangible net worth as calculated per the Agreement).

(3)	Liquidity as calculated per the Agreement is as follows:

Liquidity test
(Dollars in thousands)	As of May 31, 2013
Unrestricted cash and cash equivalents as calculated per the Agreement (a)	$733,765
Consolidated interest incurred as calculated per the Agreement (b)	$233,587
Liquidity (c)	3.14

(a)
Unrestricted cash and cash and cash equivalents at May 31, 2013 for the liquidity test calculation includes $727.5 million of Lennar Homebuilding cash and cash equivalents plus $16.4 million of Lennar Financial Services cash and cash equivalents, excluding cash and cash equivalents from mortgage banking subsidiaries and other designated subsidiaries within the Lennar Financial Services segment, minus $10.1 million of cash and cash equivalents of Lennar Homebuilding consolidated joint ventures.

(b)
Consolidated interest incurred as calculated per the Agreement for the last twelve months ended May 31, 2013 includes Lennar Homebuilding interest incurred of $241.3 million, minus (1) interest incurred related to our partner's share of Lennar Homebuilding consolidated joint ventures included within Lennar Homebuilding interest incurred, (2) Lennar Homebuilding interest income included within Lennar Homebuilding other income, net, and (3) Lennar Financial Services interest income, excluding interest income from mortgage banking subsidiaries and other designated subsidiaries within the Lennar Financial Services operations.

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
At May 31, 2013, our Lennar Financial Services segment had a 364-day warehouse repurchase facility with a maximum aggregate commitment of $100 million and an additional uncommitted amount of $100 million that matures in February 2014, a 364-day warehouse repurchase facility with a maximum aggregate commitment of $200 million that matures in July 2013, a 364-day warehouse repurchase facility with a maximum aggregate commitment of $150 million that matures in May 2014 (plus a $100 million accordion feature that is usable from 10 days prior to quarter-end through 20 days after the quarter-end) and a 364-day warehouse facility with a maximum aggregate commitment of $60 million that matures in November 2013. As of May 31, 2013, the maximum aggregate commitment and uncommitted amount under these facilities totaled $610 million and $100 million, respectively.
Our Lennar Financial Services segment uses these facilities to finance its lending activities until the mortgage loans are sold to investors and expects the facilities to be renewed or replaced with other facilities when they mature. Borrowings under the facilities were $334.7 million and $458.0 million at May 31, 2013 and November 30, 2012, respectively, and were collateralized by mortgage loans and receivables on loans sold to investors but not yet paid for with outstanding principal balances of $405.9 million and $509.1 million, at May 31, 2013 and November 30, 2012, respectively.
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
Changes in Capital Structure
We have a stock repurchase program which permits the purchase of up to 20 million shares of our outstanding common stock. During both the three and six months ended May 31, 2013 and 2012, there were no repurchases of common stock under the stock repurchase program. As of May 31, 2013, 6.2 million shares of common stock can be repurchased in the future under the program.
During the three months ended May 31, 2013, treasury stock increased by an immaterial amount of Class A common shares. During the three months ended May 31, 2012, treasury stock had no changes in Class A Common shares. During the six months ended May 31, 2013 and 2012, treasury stock decreased by 0.5 million and 0.3 million, respectively, in Class A common shares due to activity related to the Company's equity compensation plan.
On May 8, 2013, we paid cash dividends of $0.04 per share for both our Class A and Class B common stock to holders of record at the close of business on April 24, 2013, as declared by our Board of Directors on April 10, 2013. On June 26, 2013, our Board of Directors declared a quarterly cash dividend of $0.04 per share on both our Class A and Class B common stock, payable July 24, 2013 to holders of record at the close of business on July 10, 2013.
Based on our current financial condition and credit relationships, we believe that our operations and borrowing resources will provide for our current and long-term capital requirements at our anticipated levels of activity.
Off-Balance Sheet Arrangements
Lennar Homebuilding: Investments in Unconsolidated Entities
At May 31, 2013, we had equity investments in 36 homebuilding and land unconsolidated entities (of which 7 had recourse debt, 4 non-recourse debt and 25 had no debt), compared to 36 homebuilding and land unconsolidated entities at November 30, 2012. In addition, we had 5 multifamily unconsolidated entities as of May 31, 2013, compared to 2 multifamily unconsolidated entities as November 30, 2012, as we continued to grow our multifamily business during the six months ended May 31, 2013. Historically, we invested in unconsolidated entities that acquired and developed land (1) for our homebuilding operations or for sale to third parties or (2) for the construction of homes for sale to third-party homebuyers. Through these entities, we primarily sought to reduce and share our risk by limiting the amount of our capital invested in land, while obtaining access to potential future homesites and allowing us to participate in strategic ventures. The use of these entities also, in some instances, enabled us to acquire land to which we could not otherwise obtain access, or could not obtain access on as favorable terms, without the participation of a strategic partner. Participants in these joint ventures have been land owners/developers, other homebuilders and financial or strategic partners. Joint ventures with land owners/developers have given us access to homesites owned or controlled by our partners. Joint ventures with other homebuilders have provided us with the ability to bid jointly with our partners for large land parcels. Joint ventures with financial partners have allowed us to combine our homebuilding expertise with access to our partners’ capital. Joint ventures with strategic partners have allowed us to combine our homebuilding expertise with the specific expertise (e.g. commercial or infill experience) of our partner. Each joint venture is governed by an executive committee consisting of members from the partners.
Summarized condensed financial information on a combined 100% basis related to Lennar Homebuilding’s unconsolidated entities that are accounted for by the equity method was as follows:
Statements of Operations and Selected Information

	Three Months Ended		At or for the Six Months Ended
	May 31,		May 31,
(Dollars in thousands)	2013	2012	2013		2012
Revenues	$179,790	70,869	261,014		153,513
Costs and expenses	127,985	94,288	209,622		177,710
Other income	—	—	13,361		—
Net earnings (loss) of unconsolidated entities	$51,805	(23,419)	64,753	—	(24,197)
Our share of net earnings (loss)	$12,712	(10,363)	14,097		(9,756)
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities	$13,461	(9,381)	12,594		(8,298)
Our cumulative share of net earnings - deferred at May 31, 2013 and 2012, respectively			$2,463		2,081
Our investments in unconsolidated entities			$729,876		566,576
Equity of the unconsolidated entities			$2,660,382		2,110,908
Our investment % in the unconsolidated entities			27%		27%
Balance Sheets

(In thousands)	May 31, 2013	November 30, 2012
Assets:
Cash and cash equivalents	$145,729	157,340
Inventories	3,138,835	2,792,064
Other assets	220,166	250,940
	$3,504,730	3,200,344
Liabilities and equity:
Accounts payable and other liabilities	$256,106	310,496
Debt	588,242	759,803
Equity	2,660,382	2,130,045
	$3,504,730	3,200,344
As of May 31, 2013 and November 30, 2012, our recorded investments in Lennar Homebuilding unconsolidated entities were $729.9 million and $565.4 million, respectively, while the underlying equity in Lennar Homebuilding unconsolidated entities partners’ net assets as of May 31, 2013 and November 30, 2012 was $1.0 billion and $681.6 million, respectively, primarily as a result of our buying an interest in a partner's equity in a Lennar Homebuilding unconsolidated entity at a discount to book value and contributing non-monetary assets to an unconsolidated entity with a higher fair value than book value.
In fiscal 2007, we sold a portfolio of land to a strategic land investment venture with Morgan Stanley Real Estate Fund II, L.P., an affiliate of Morgan Stanley & Co., Inc., in which we have approximately a 20% ownership interest and 50% voting rights. Due to the nature of our continuing involvement, the transaction did not qualify as a sale by us under GAAP; thus, the inventory has remained on our condensed consolidated balance sheets in consolidated inventory not owned. As of May 31, 2013 and November 30, 2012, the portfolio of land (including land development costs) of $246.9 million and $264.9 million, respectively, is also reflected as inventory in the summarized condensed financial information related to Lennar Homebuilding’s unconsolidated entities.

Debt to total capital of the Lennar Homebuilding unconsolidated entities in which we have investments was calculated as follows:

(Dollars in thousands)	May 31, 2013	November 30, 2012
Debt	$588,242	759,803
Equity	2,660,382	2,130,045
Total capital	$3,248,624	2,889,848
Debt to total capital of our unconsolidated entities	18.1%	26.3%
Our investments in Lennar Homebuilding unconsolidated entities by type of venture were as follows:

(In thousands)	May 31, 2013	November 30, 2012
Land development	$534,718	493,917
Homebuilding	195,158	71,443
Total investments	$729,876	565,360
The summary of our net recourse exposure related to the Lennar Homebuilding unconsolidated entities in which we have investments was as follows:

(In thousands)	May 31, 2013	November 30, 2012
Several recourse debt - repayment	$37,526	48,020
Joint and several recourse debt - repayment	15,000	18,695
Lennar’s maximum recourse exposure	52,526	66,715
Less: joint and several reimbursement agreements with our partners	(13,500)	(16,826)
Lennar’s net recourse exposure	$39,026	49,889
During the six months ended May 31, 2013, our maximum recourse exposure related to indebtedness of Lennar Homebuilding unconsolidated entities decreased by $14.2 million, as a result of $0.9 million we paid primarily through capital contributions to unconsolidated entities and $13.3 million primarily related to the joint ventures selling assets and other transactions.
Indebtedness of an unconsolidated entity is secured by its own assets. Some unconsolidated entities own multiple properties and other assets. There is no cross collateralization of debt of different unconsolidated entities. We also do not use our investment in one unconsolidated entity as collateral for the debt in another unconsolidated entity or commingle funds among Lennar Homebuilding unconsolidated entities.
In connection with a loan to a Lennar Homebuilding unconsolidated entity, we and our partners often guarantee to a lender, either jointly and severally or on a several basis, any or all of the following: (i) the completion of the development, in whole or in part, (ii) indemnification of the lender from environmental issues, (iii) indemnification of the lender from “bad boy acts” of the unconsolidated entity (or full recourse liability in the event of unauthorized transfer or bankruptcy) and (iv) that the loan to value and/or loan to cost will not exceed a certain percentage (maintenance or remargining guarantee) or that a percentage of the outstanding loan will be repaid (repayment guarantee).
In connection with loans to an unconsolidated entity where there is a joint and several guarantee, we sometimes have a reimbursement agreement with our partner. The reimbursement agreement provides that neither party is responsible for more than its proportionate share of the guarantee. However, if our joint venture partner does not have adequate financial resources to meet its obligations under the reimbursement agreement, we may be liable for more than our proportionate share, up to our maximum exposure, which is the full amount covered by the joint and several guarantee.

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

(In thousands)	May 31, 2013	November 30, 2012
Assets	$1,744,264	1,843,163
Liabilities	$602,333	765,295
Equity	$1,141,931	1,077,868
In addition, in most instances in which we have guaranteed debt of a Lennar Homebuilding unconsolidated entity, our partners have also guaranteed that debt and are required to contribute their share of the guarantee payment. Historically, we have had repayment guarantees and maintenance guarantees. In a repayment guarantee, we and our venture partners guarantee repayment of a portion or all of the debt in the event of a default before the lender would have to exercise its rights against the collateral. In the event of default, if our venture partner does not have adequate financial resources to meet its obligation under our reimbursement agreement, we may be liable for more than our proportionate share, up to our maximum recourse exposure, which is the full amount covered by the joint and several guarantee. The maintenance guarantees only apply if the value of the collateral (generally land and improvements) is less than a specified percentage of the loan balance. If we are required to make a payment under a maintenance guarantee to bring the value of the collateral above the specified percentage of the loan balance, the payment would generally constitute a capital contribution or loan to the Lennar Homebuilding unconsolidated entity and increase our share of any funds the unconsolidated entity distributes. As of both May 31, 2013 and November 30, 2012, we do not have any maintenance guarantees related to our Lennar Homebuilding unconsolidated entities.
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
During the three months ended May 31, 2013 and 2012, there were $0.9 million and $0.5 million, respectively, of loan paydowns by Lennar relating to recourse debt. During both the three months ended May 31, 2013 and 2012, there were no payments under completion guarantees.
During the six months ended May 31, 2013 and 2012, there were $0.9 million and $3.9 million, respectively, of loan paydowns by Lennar relating to recourse debt. During both the six months ended May 31, 2013 and 2012, there were no payments under completion guarantees.
As of May 31, 2013, the fair values of the repayment guarantees and completion guarantees were not material. We believe that as of May 31, 2013, in the event we become legally obligated to perform under a guarantee of the obligation of a Lennar Homebuilding unconsolidated entity due to a triggering event under a guarantee, most of the time the collateral should be sufficient to repay at least a significant portion of the obligation or we and our partners would contribute additional capital into the venture. In certain instances, we have placed performance letters of credit and surety bonds with municipalities for our joint ventures.

The total debt of Lennar Homebuilding unconsolidated entities in which we have investments was as follows:

(In thousands)	May 31, 2013	November 30, 2012
Lennar’s net recourse exposure	$39,026	49,889
Reimbursement agreements from partners	13,500	16,826
Lennar’s maximum recourse exposure	$52,526	66,715
Non-recourse bank debt and other debt (partner’s share of several recourse)	$87,009	114,900
Non-recourse land seller debt or other debt	18,457	26,340
Non-recourse debt with completion guarantees	347,500	458,418
Non-recourse debt without completion guarantees	82,750	93,430
Non-recourse debt to Lennar	535,716	693,088
Total debt	$588,242	759,803
Lennar’s maximum recourse exposure as a % of total JV debt	9%	9%
In view of recent credit market conditions, it is not uncommon for lenders to real estate developers, including joint ventures in which we have interests, to assert non-monetary defaults (such as failure to meet construction completion deadlines or declines in the market value of collateral below required amounts) or technical monetary defaults against the real estate developers. In most instances, those asserted defaults are resolved by modifications of the loan terms, additional equity investments or other concessions by the borrowers. In addition, in some instances, real estate developers, including joint ventures in which we have interests, are forced to request temporary waivers of covenants in loan documents or modifications of loan terms, which are often, but not always obtained. However, in some instances developers, including joint ventures in which we have interests, are not able to meet their monetary obligations to lenders, and are thus declared in default. Because we sometimes guarantee all or portions of the obligations to lenders of joint ventures in which we have interests, when these joint ventures default on their obligations, lenders may or may not have claims against us. Normally, we do not make payments with regard to guarantees of joint venture obligations while the joint ventures are contesting assertions regarding sums due to their lenders. When it is determined that a joint venture is obligated to make a payment that we have guaranteed and the joint venture will not be able to make that payment, we accrue the amounts probable to be paid by us as a liability. Although we generally fulfill our guarantee obligations within a reasonable time after we determine that we are obligated with regard to them, at any point in time it is likely that we will have some balance of unpaid guarantee liability. At both May 31, 2013 and November 30, 2012, we had no liabilities accrued for unpaid guarantees of joint venture indebtedness on our condensed consolidated balance sheets.
The following table summarizes the principal maturities of our Lennar Homebuilding unconsolidated entities (“JVs”) debt as per current debt arrangements as of May 31, 2013 and does not represent estimates of future cash payments that will be made to reduce debt balances. Many JV loans have extension options in the loan agreements that would allow the loans to be extended into future years.

	Principal Maturities of Unconsolidated JVs by Period
(In thousands)	Total JV Debt	2013	2014	2015	Thereafter	Other Debt (1)
Net recourse debt to Lennar	39,026	4,615	13,717	1,500	19,194	—
Reimbursement agreements	13,500	—	—	13,500	—	—
Maximum recourse debt exposure to Lennar	52,526	4,615	13,717	15,000	19,194	—
Debt without recourse to Lennar	535,716	10,301	45,079	44,255	414,108	21,973
Total	588,242	14,916	58,796	59,255	433,302	21,973

(1)	Represents land seller debt and other debt.

The following table is a breakdown of the assets, debt and equity of the Lennar Homebuilding unconsolidated joint ventures by partner type as of May 31, 2013:

(Dollars in thousands)	Total JV Assets	Maximum Recourse Debt Exposure to Lennar	Reimbursement Agreements	Net Recourse Debt to Lennar	Total Debt Without Recourse to Lennar	Total JV Debt	Total JV Equity	JV Debt to Total Capital Ratio	Remaining Homes/ Homesites in JV
Partner Type:
Financial	$2,654,662	32,563	13,500	19,063	380,705	413,268	2,002,838	17%	39,831
Land Owners/Developers	399,685	17,125	—	17,125	80,837	97,962	287,683	25%	14,377
Strategic	168,736	1,838	—	1,838	28,428	30,266	134,459	18%	2,006
Other Builders	281,647	1,000	—	1,000	23,773	24,773	235,402	10%	4,483
Total	$3,504,730	52,526	13,500	39,026	513,743	566,269	2,660,382	18%	60,697
Land seller debt and other debt		$—	—	—	21,973	21,973
Total JV debt		$52,526	13,500	39,026	535,716	588,242
The table below indicates the assets, debt and equity of our 10 largest Lennar Homebuilding unconsolidated joint venture investments as of May 31, 2013:

(Dollars in thousands)	Lennar’s Investment	Total JV Assets	Maximum Recourse Debt Exposure to Lennar	Reimbursement Agreements	Net Recourse Debt to Lennar	Total Debt Without Recourse to Lennar	Total JV Debt	Total JV Equity	JV Debt to Total Capital Ratio
Top Ten JVs (1):
Heritage Fields El Toro	$158,157	1,446,081	17,564	—	17,564	365,023	382,587	956,023	29%
Shipyard Communities (Hunters Point) (2)	125,044	401,566	—	—	—	—	—	400,000	—%
Central Park West Holdings	56,135	78,745	15,000	13,500	1,500	15,681	30,681	46,813	40%
Newhall Land Development	48,358	398,424	—	—	—	—	—	284,147	—%
Ballpark Village	43,686	133,282	—	—	—	46,910	46,910	85,863	35%
Runkle Canyon	38,430	78,097	—	—	—	—	—	76,860	—%
MS Rialto Residential Holdings	33,726	257,413	—	—	—	—	—	251,896	—%
LS College Park	29,640	57,989	—	—	—	—	—	56,701	—%
Treasure Island Community Development	27,652	56,897	—	—	—	—	—	55,334	—%
Rocking Horse Partners	20,624	47,734	—	—	—	5,668	5,668	41,237	12%
10 largest JV investments	581,452	2,956,228	32,564	13,500	19,064	433,282	465,846	2,254,874	17%
Other JVs	148,424	548,502	19,962	—	19,962	80,461	100,423	405,508	20%
Total	$729,876	3,504,730	52,526	13,500	39,026	513,743	566,269	2,660,382	18%
Land seller debt and other debt			$—	—	—	21,973	21,973
Total JV debt			$52,526	13,500	39,026	535,716	588,242

(1)
All of the joint ventures presented in the table above operate in our Homebuilding West segment except for Rocking Horse Partners and Willow Springs Properties, which operate in our Homebuilding Central segment and MS Rialto Residential Holdings, which operates in all of our homebuilding segments and Homebuilding Other.

(2)
This joint venture is the new unconsolidated joint venture that was formed as a result of one of our consolidated joint ventures contributing certain assets to it that was discussed in the Results of Operations section.

The table below indicates the percentage of assets, debt and equity of our 10 largest Lennar Homebuilding unconsolidated joint venture investments, as of May 31, 2013:

	% of Total JV Assets	% of Maximum Recourse Debt Exposure to Lennar	% of Net Recourse Debt to Lennar	% of Total Debt Without Recourse to Lennar	% of Total JV Equity
10 largest JVs	84%	62%	49%	84%	85%
Other JVs	16%	38%	51%	16%	15%
Total	100%	100%	100%	100%	100%
Rialto Investments: Investments in Unconsolidated Entities
In 2010, 2011 and 2012, the Rialto segment obtained investors in Fund I who made equity commitments of $700 million (including $75 million committed by us). All capital commitments have been called and funded. Fund I is closed to additional commitments. During the three and six months ended May 31, 2013, we received distributions of $29.4 million and $37.1 million, respectively, as a return of capital from Fund I. During the three and six months ended May 31, 2012, we contributed $10.7 million and $18.0 million, respectively, to Fund I. Of these amounts contributed, $13.9 million was distributed back to us during the three months ended May 31, 2012 as a return of excess capital contribution due to a securitization within Fund I. As of May 31, 2013 and November 30, 2012, the carrying value of our investment in Fund I was $72.9 million and $98.9 million, respectively. For the three and six months ended May 31, 2013, our share of earnings from Fund I was $4.8 million and $11.1 million, respectively. For the three and six months ended May 31, 2012, our share of earnings from Fund I was $3.0 million and $10.6 million, respectively.
In December 2012, our Rialto segment completed the first closing of its second real estate investment fund ("Fund II") with initial equity commitments of approximately $260 million, including $100 million committed by us. No cash was funded at the time of the closing. Fund II's objective during its three-year investment period is to invest in distressed real estate assets and other related investments that fit Fund II's investment parameters. Among other things, Fund II's documents prohibit us, including our Rialto segment, from acquiring real estate assets that might be suitable for Fund II, before Fund II is fully invested or committed, other than residential properties we acquire in connection with our homebuilding activities. As of May 31, 2013, the equity commitment of Fund II were $520 million. During the three months ended May 31, 2013, $175 million of the $520 million in equity commitments was called, of which, we contributed our portion of $33.6 million.
Additionally, another subsidiary in our Rialto segment has approximately a 5% investment in the Servicer Provider, which provides services to the consolidated LLCs, among others. As of May 31, 2013 and November 30, 2012, the carrying value of our investment in the Servicer Provider was $8.5 million and $8.4 million, respectively.
Summarized condensed financial information on a combined 100% basis related to Rialto’s investment in unconsolidated entities that are accounted for by the equity method was as follows:
Balance Sheets

(In thousands)	May 31, 2013	November 30, 2012
Assets:
Cash and cash equivalents	$158,341	299,172
Loans receivable	425,562	361,286
Real estate owned	217,280	161,964
Investment securities	282,596	182,399
Investments in real estate partnerships	107,272	72,903
Other assets	188,618	199,839
	$1,379,669	1,277,563
Liabilities and equity:
Accounts payable and other liabilities	$162,470	155,928
Notes payable	294,191	120,431
Partner loans	163,940	163,516
Equity	759,068	837,688
	$1,379,669	1,277,563

Statements of Operations

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(In thousands)	2013	2012	2013	2012
Revenues	$65,956	119,123	119,299	241,528
Costs and expenses	65,595	51,996	124,709	103,181
Other income, net (1)	38,786	37,335	94,787	303,775
Net earnings of unconsolidated entities	$39,147	104,462	89,377	442,122
Rialto Investments equity in earnings from unconsolidated entities	$4,505	5,569	10,678	24,027

(1)
Other income, net, for the three and six months ended May 31, 2013 and 2012 includes the AB PPIP Fund’s mark-to-market unrealized gains and unrealized losses, all of which our portion was a small percentage.

Option Contracts
We have access to land through option contracts, which generally enables us to control portions of properties owned by third parties (including land funds) and unconsolidated entities until we have determined whether to exercise the options.
The table below indicates the number of homesites owned and homesites to which we had access through option contracts with third parties (“optioned”) or unconsolidated JVs (i.e., controlled homesites) at May 31, 2013 and May 31, 2012:

	Controlled Homesites
May 31, 2013	Optioned	JVs	Total	Owned Homesites	Total Homesites
East	6,379	238	6,617	37,270	43,887
Central	3,659	1,170	4,829	18,722	23,551
West	2,897	5,750	8,647	30,845	39,492
Southeast Florida	1,973	326	2,299	8,366	10,665
Houston	1,279	253	1,532	12,052	13,584
Other	894	23	917	6,524	7,441
Total homesites	17,081	7,760	24,841	113,779	138,620

	Controlled Homesites
May 31, 2012	Optioned	JVs	Total	Owned Homesites	Total Homesites
East	3,614	339	3,953	33,886	37,839
Central	1,560	1,191	2,751	16,270	19,021
West	1,055	6,240	7,295	27,943	35,238
Southeast Florida	791	396	1,187	8,334	9,521
Houston	4,236	292	4,528	9,814	14,342
Other	90	67	157	5,399	5,556
Total homesites	11,346	8,525	19,871	101,646	121,517
We evaluate all option contracts for land to determine whether they are VIEs and, if so, whether we are the primary beneficiary of certain of these option contracts. Although we do not have legal title to the optioned land, if we are deemed to be the primary beneficiary, we are required to consolidate the land under option at the purchase price of the optioned land. During the six months ended May 31, 2013, the effect of consolidation of these option contracts was a net increase of $23.3 million to consolidated inventory not owned with a corresponding increase to liabilities related to consolidated inventory not owned in our condensed consolidated balance sheet as of May 31, 2013. To reflect the purchase price of the inventory consolidated, we reclassified the related option deposits from land under development to consolidated inventory not owned in the accompanying condensed consolidated balance sheet as of May 31, 2013. The liabilities related to consolidated inventory not owned primarily represent the difference between the option exercise prices for the optioned land and our cash deposits. The increase to consolidated inventory not owned was offset by our exercise of options to acquire land under certain contracts previously consolidated, resulting in a net decrease in consolidated inventory not owned of $20.7 million for the six months ended May 31, 2013.

Our exposure to loss related to our option contracts with third parties and unconsolidated entities consisted of our non-refundable option deposits and pre-acquisitions costs totaling $135.5 million and $176.7 million, respectively, at May 31, 2013 and November 30, 2012. Additionally, we had posted $28.5 million and $42.5 million, respectively, of letters of credit in lieu of cash deposits under certain option contracts as of May 31, 2013 and November 30, 2012.
Contractual Obligations and Commercial Commitments
During the six months ended May 31, 2013, we issued $275 million aggregate principal amount of our 4.125% senior notes due 2017 and an additional $225 million aggregate principal amount of our 4.750% senior notes due 2022. During the six months ended May 31, 2013, we retired $314.6 million of Rialto Investments notes payable and $63.0 million of our 5.95% Senior Notes due 2013 for 100% of the outstanding principal amount plus accrued and unpaid interest as of the maturity date. The following summarizes our contractual debt obligations as of May 31, 2013:

	Payments Due by Period
(In thousands)	Total	Six Months ending November 30, 2013	December 1, 2013 through November 30, 2014	December 1, 2014 through November 30, 2016	December 1, 2016 through November 30, 2018	Thereafter
Lennar Homebuilding - Senior notes and other debts payable	$4,538,344	154,518	388,222	941,366	1,090,638	1,963,600
Lennar Financial Services - Notes and other debts payable	334,741	334,741	—	—	—	—
Interest commitments under interest bearing debt (1)	1,087,362	114,185	218,080	353,520	210,469	191,108
Rialto Investments - Notes payable (2)	259,883	1,871	191,496	64,035	2,326	155
Operating leases	110,546	14,934	25,375	32,582	18,769	18,886
Other contractual obligation (3)	166,364	116,364	50,000	—	—	—
Total contractual obligations (4)	$6,497,240	736,613	873,173	1,391,503	1,322,202	2,173,749

(1)	Interest commitments on variable interest-bearing debt are determined based on the interest rate as of May 31, 2013.

(2)
Amount includes $156.0 million of notes payable that was consolidated as part of the LLC consolidation related to the FDIC transaction and is non-recourse to Lennar; however, $37.9 million of cash collections on loans in excess of expenses had been deposited in a defeasance account established for the repayment of the FDIC notes payable.

(3)
Includes $66.4 million of commitments to fund Rialto segment's Fund II and $100 million of commitments to fund a new unconsolidated entity for further expenses up until the unconsolidated entity obtains permanent financing.

(4)
Total contractual obligations excludes our gross unrecognized tax benefits of $8.8 million as of May 31, 2013 because we are unable to make reasonable estimates as to the period of cash settlement with the respective taxing authorities.

We are subject to the usual obligations associated with entering into contracts (including option contracts) for the purchase, development and sale of real estate in the routine conduct of our business. Option contracts for the purchase of land generally enable us to defer acquiring portions of properties owned by third parties and unconsolidated entities until we have determined whether to exercise our options. This reduces our financial risk associated with land holdings. At May 31, 2013, we had access to 24,841 homesites through option contracts with third parties and unconsolidated entities in which we have investments. At May 31, 2013, we had $135.5 million of non-refundable option deposits and pre-acquisition costs related to certain of these homesites and $28.5 million of letters of credit posted in lieu of cash deposits under certain option contracts.
At May 31, 2013, we had letters of credit outstanding in the amount of $335.5 million (which included the $28.5 million of letters of credit discussed above). These letters of credit are generally posted either with regulatory bodies to guarantee our performance of certain development and construction activities, or in lieu of cash deposits on option contracts, for insurance risks, credit enhancements and as other collateral. Additionally, at May 31, 2013, we had outstanding performance and surety bonds related to site improvements at various projects (including certain projects in our joint ventures) of $638.7 million. Although significant development and construction activities have been completed related to these site improvements, these bonds are generally not released until all of the development and construction activities are completed. As of May 31, 2013, there were approximately $400.0 million, or 63%, of anticipated future costs to complete related to these site improvements. We do not presently anticipate any draws upon these bonds or letters of credit, but if any such draws occur, we do not believe they would have a material effect on our financial position, results of operations or cash flows.
Our Lennar Financial Services segment had a pipeline of loan applications in process of $1.5 billion at May 31, 2013. Loans in process for which interest rates were committed to the borrowers and builder commitments for loan programs totaled approximately $411.9 million as of May 31, 2013. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers or because borrowers may not meet certain criteria at the time of closing, the total commitments do not necessarily represent future cash requirements.

Our Lennar Financial Services segment uses mandatory mortgage-backed securities (“MBS”) forward commitments, option contracts and investor commitments to hedge our mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments, option contracts and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At May 31, 2013, we had open commitments amounting to $639.7 million to sell MBS with varying settlement dates through August 31, 2013.

(3) New Accounting Pronouncements
See Note 16 of our condensed consolidated financial statements included under Item 1 of this Report for a discussion of new accounting pronouncements applicable to our Company.

(4) Critical Accounting Policies
We believe that there have been no significant changes to our critical accounting policies during the six months ended May 31, 2013 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended November 30, 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks related to fluctuations in interest rates on our investments, debt obligations, loans held-for-sale and loans held-for-investment. We utilize forward commitments and option contracts to mitigate the risks associated with our mortgage loan portfolio.
During the six months ended May 31, 2013, we issued $275 million aggregate principal amount of our 4.125% senior notes due 2017 and an additional $225 million aggregate principal amount of our 4.750% senior notes due 2022. During the six months ended May 31, 2013, we retired $314.6 million of Rialto Investments notes payable and $63.0 million of our 5.95% Senior Notes due 2013 for 100% of the outstanding principal amount plus accrued and unpaid interest as of the maturity date.

Information Regarding Interest Rate Sensitivity
Principal (Notional) Amount by
Expected Maturity and Average Interest Rate
May 31, 2013

	Six Months Ending November 30,	Years Ending November 30,							Fair Value at May 31,
(Dollars in millions)	2013	2014	2015	2016	2017	2018	Thereafter	Total	2013
LIABILITIES:
Lennar Homebuilding:
Senior Notes and other debts payable
Fixed rate	$42.9	319.1	516.3	257.9	396.9	650.8	1,963.6	4,147.5	5,226.1
Average interest rate	3.8%	4.8%	5.5%	6.4%	12.2%	5.6%	3.6%	5.2%	—
Variable rate	$111.6	69.1	98.3	68.8	43.0	—	—	390.8	411.7
Average interest rate	1.4%	3.2%	3.2%	3.1%	3.2%	—	—	2.7%	—
Lennar Financial Services:
Variable rate	$334.7	—	—	—	—	—	—	334.7	334.7
Average interest rate	2.6%	—	—	—	—	—	—	2.6%	—
Rialto Investments:
Fixed rate (1)	$1.9	158.5	1.2	4.8	1.2	1.2	0.2	169.0	167.7
Average interest rate	6.4%	0.1%	6.0%	6.2%	5.9%	5.9%	6.0%	0.5%	—
Variable rate	$—	33.0	57.9	—	—	—	—	90.9	85.1
Average interest rate	—	4.5%	4.5%	—	—	—	—	4.5%	—

(1)
Amount includes $156.0 million of notes payable that was consolidated as part of the LLC consolidation related to the FDIC transaction and is non-recourse to Lennar; however, $37.9 million of cash collections on loans in excess of expenses had been deposited in a defeasance account established for the repayment of the FDIC notes payable.

Item 4. Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter that ended on May 31, 2013. That evaluation took account of, among other things, the fact that we had determined that supplemental information in a note to prior consolidated financial statements or condensed consolidated financial statements regarding transactions among Lennar Corporation, its subsidiaries that are guarantors of its Senior Notes, and its subsidiaries that are not guarantors of the Senior Notes, had to be adjusted to take account of the allocation of certain non-cash items among Lennar and the two groups of its subsidiaries, and required a reclassification of certain items as to whether they were cash flows from operating, financing or investing activities.
Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of May 31, 2013 to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
Our CEO and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2013. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1 - 5. Not Applicable

Item 6. Exhibits

31.1.	Rule 13a-14(a) certification by Stuart A. Miller, Chief Executive Officer.
31.2.	Rule 13a-14(a) certification by Bruce E. Gross, Vice President and Chief Financial Officer.
32.	Section 1350 certifications by Stuart A. Miller, Chief Executive Officer, and Bruce E. Gross, Vice President and Chief Financial Officer.
101.
The following financial statements from Lennar Corporation Quarterly Report on Form 10-Q for the quarter ended May 31, 2013, filed on July 10, 2013, were formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.*

* In accordance with Rule 406T of Regulation S-T, the XBRL related to information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lennar Corporation
(Registrant)

Date: July 10, 2013	/s/ Bruce E. Gross
Bruce E. Gross
Vice President and Chief Financial Officer

Date: July 10, 2013	/s/ David M. Collins
David M. Collins
Controller