Form 10-K/A
period 2012-11-30
LENNAR CORP /NEW/
filed 2013-08-01
CIK 920760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A No. 2
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

EXPLANATORY NOTE
This Amendment No. 2 on Form 10-K/A (the “Amendment”) to the Annual Report on Form 10-K (the “Form 10-K”) for Lennar Corporation (the “Company”) for the fiscal year ended November 30, 2012, initially filed with the Securities and Exchange Commission on January 29, 2013 (the "Original Filing") as amended on February 6, 2013 to include Exhibit 21, the list of the Company's subsidiaries is being filed for the sole purpose of revising Note 17 - Supplemental Financial Information, contained in Part II, Item 8 as described below and to make corresponding amendments to the Interactive Data File included in the Original Filing as Exhibit 101. In addition, Part IV of the Original Filing has been amended to contain currently dated versions of the certifications required under sections 302 and 906 of the Sarbanes-Oxley Act of 2002 and a currently dated auditor's consent.
The revisions to Note 17 relate solely to transactions between Lennar Corporation and its subsidiaries and only impact the Company's Consolidating Financial Statements included as supplemental information in Note 17. They do not affect the Company's Consolidated Financial Statements for any period or at any date.
The Supplemental Financial Information is being revised in order to (A) adjust the Investments in Subsidiaries, Intercompany and Equity accounts of the Parent, Guarantor and Non-Guarantor subsidiaries in the Company's Consolidating Balance Sheets with corresponding offsets in the elimination column, as well as an adjustment to eliminate the portion of stockholders' equity at the Guarantor subsidiaries that are related to Non-Guarantor subsidiaries held directly by the Parent and (B) adjust the Parent's intercompany receivable from its subsidiaries from a contra-liability in the Consolidating Balance Sheets to an asset.
The Company's Consolidating Statements of Operations are being revised in order to (C) eliminate the portion of equity in earnings previously recorded at the Guarantor subsidiaries that are earned directly by the Parent.
The Consolidating Statements of Cash Flows are also being revised in order to adjust for (D) the misclassification of certain non-cash items between the Parent, Guarantor and Non-Guarantor subsidiaries, (E) classification of the net intercompany funding activity of the Parent, which was previously included as an element of Cash Flows from Financing Activities, as an element of Cash Flows from Investing Activities, (F) classification of distributions of earnings from the Guarantor and Non-Guarantor subsidiaries that were previously being netted in the Intercompany line item, as Dividends in a separate line item within Cash Flows from Financing Activities of the distributing entities and (G) classification of distributions of capital from the Guarantor subsidiaries to the Parent, which had previously been netted as an element of the Intercompany line item, as elements of the Dividend line item within Cash Flows from Financing Activities and the Distributions of Capital line item within Cash Flows from Investing Activities. The above adjustments did not have any impact on the net cash activity of the Parent, Guarantor or Non-Guarantor subsidiaries reflected in the Company's Consolidating Statement of Cash Flows.
No other changes have been made to the Form 10-K. This Amendment is as of the Original Filing date, does not reflect events that may have occurred subsequent to the Original Filing and, except for the revision to Note 17 - Supplemental Financial Information, does not modify or update in any way disclosures made in the Original Filing. Accordingly, this Form 10-K/A should be read in conjunction with the Original Filing. For updated information about the Company, refer to the Company's most recent filings with the SEC. These filings contain important information regarding events, developments and updates to certain expectations of the Company that have occurred since the Original Filing.

PART II

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
January 29, 2013, except for
Note 17, as to which the
date is July 31, 2013

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

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. Revised Supplemental Financial Information
The indentures governing the Company’s 5.95% senior notes due 2013, 5.50% senior notes due 2014, 5.60% senior notes due 2015, 6.50% senior notes due 2016, 4.75% senior notes due 2017, 12.25% senior notes due 2017, 6.95% senior notes due 2018, 2.00% convertible senior notes due 2020, 2.75% convertible senior notes due 2020, 3.25% convertible senior notes due 2021 and 4.750% senior notes due 2022 require that, if any of the Company’s 100% owned subsidiaries, other than its finance company subsidiaries and foreign subsidiaries, directly or indirectly guarantee at least $75 million principal amount of debt of Lennar Corporation, those subsidiaries must also guarantee Lennar Corporation’s obligations with regard to its senior notes. The entities referred to as “guarantors” in the following tables are subsidiaries that were guaranteeing the senior notes because at November 30, 2012, they were guaranteeing Lennar Corporation's LC Agreement, its $200 million Letter of Credit Facility and its Credit Facility. The guarantees are full, unconditional and joint and several and the guarantor subsidiaries are 100% directly or indirectly owned by Lennar Corporation. A subsidiary's guarantee will be suspended, and the subsidiary will cease to be a guarantor, at any time when it is not directly or indirectly guaranteeing at least $75 million of debt of Lennar Corporation, and a subsidiary will be released from its guarantee and any other obligations it may have regarding the senior notes if all or substantially all its assets, or all of its capital stock, are sold or otherwise disposed of.
For purposes of the condensed consolidating statement of cash flows included in the following supplemental financial information, the Company's accounting policy is to treat cash received by Lennar Corporation ("the Parent") from its subsidiaries, to the extent of net earnings from such subsidiaries, as a dividend and accordingly a return on investment within cash flows from operating activities. The cash outflows associated with the return on investment dividends received by the Parent are reflected by the Guarantor and Non-Guarantor subsidiaries in the Dividends line item within cash flows from financing activities. All other cash flows between the Parent and its subsidiaries represent the settlement of receivables and payables between such entities in conjunction with the Parent's centralized cash management arrangement with its subsidiaries, which operates with the characteristics of a revolving credit facility, and are accordingly reflected net in the Intercompany line item within cash flows from investing activities for the Parent and net in the Intercompany line item within cash flows from financing activities for the Guarantor and Non-Guarantor subsidiaries.
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
In the Company's Consolidating Balance Sheets, the Company determined that it should make adjustments to (A) the Investments in Subsidiaries, Intercompany and Equity accounts of the Parent and its Guarantor and Non-Guarantor subsidiaries primarily related to equity in earnings, distributions of earnings and other non-cash items between our subsidiaries that were incorrectly reflected in the Intercompany accounts instead of the Investments in Subsidiaries and Equity accounts as these accounts were previously aggregated and tracked together, as well as an adjustment to eliminate the portion of stockholders' equity at the Guarantor subsidiaries that are related to Non-Guarantor subsidiaries held directly by the Parent. In addition, the Company adjusted (B) the Parent's intercompany receivable from its subsidiaries from a contra-liability in the Consolidating Balance Sheets to an asset.
The following is a reconciliation of the amounts previously reported to the “as revised” amounts as stated in the following components of the Supplemental Consolidating Balance Sheets as of November 30, 2012 and 2011:

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

		Adjustments to
	As	Investments in Subsidiaries,
Parent Column as of	Previously	Intercompany and		As
November 30, 2012	Reported	Stockholders' Equity		Revised
(In thousands)
Investments in subsidiaries	$3,488,054	$284,032	A	$3,772,086
Intercompany receivables	$—	$2,438,326	A,B	$2,438,326
Lennar Homebuilding assets and total assets	$4,505,795	$2,722,358		$7,228,153
Intercompany payables	$(2,722,358)	$2,722,358	B	$—
Lennar Homebuilding liabilities and total liabilities	$1,091,031	$2,722,358		$3,813,389
Stockholders' equity	$3,414,764	$—		$3,414,764
Total equity	$3,414,764	$—		$3,414,764
Total liabilities and equity	$4,505,795	$2,722,358		$7,228,153

		Adjustments to
	As	Investments in Subsidiaries,
Parent Column as of	Previously	Intercompany and		As
November 30, 2011	Reported	Stockholders' Equity		Revised
(In thousands)
Investments in subsidiaries	$3,368,336	$(63,811)	A	$3,304,525
Intercompany receivables	$—	$1,698,037	A,B	$1,698,037
Lennar Homebuilding assets and total assets	$4,275,434	$1,634,226		$5,909,660
Intercompany payables	$(1,634,226)	$1,634,226	B	$—
Lennar Homebuilding liabilities	$1,578,966	$1,634,226		$3,213,192
Stockholders' equity	$2,696,468	$—		$2,696,468
Total equity	$2,696,468	$—		$2,696,468
Total liabilities and equity	$4,275,434	$1,634,226		$5,909,660

		Adjustments to
	As	Investments in Subsidiaries,
Guarantor Column as of	Previously	Intercompany and		As
November 30, 2012	Reported	Stockholders' Equity		Revised
(In thousands)
Investments in subsidiaries	$770,119	$(184,363)	A	$585,756
Lennar Homebuilding assets	$6,728,275	$(184,363)		$6,543,912
Total assets	$6,805,912	$(184,363)		$6,621,549
Intercompany payables	$2,239,096	$(523,271)	A	$1,715,825
Lennar Homebuilding liabilities	$3,286,802	$(523,271)		$2,763,531
Total liabilities	$3,317,858	$(523,271)		$2,794,587
Stockholders' equity	$3,488,054	$338,908	A	$3,826,962
Total equity	$3,488,054	$338,908		$3,826,962
Total liabilities and equity	$6,805,912	$(184,363)		$6,621,549

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

		Adjustments to
	As	Investments in Subsidiaries,
Guarantor Column as of	Previously	Intercompany and		As
November 30, 2011	Reported	Stockholders' Equity		Revised
(In thousands)
Investments in subsidiaries	$611,311	$(61,961)	A	$549,350
Lennar Homebuilding assets	$5,395,558	$(61,961)		$5,333,597
Total assets	$5,545,400	$(61,961)		$5,483,439
Intercompany payables	$1,105,872	$(35,218)	A	$1,070,654
Lennar Homebuilding liabilities	$2,131,502	$(35,218)		$2,096,284
Total liabilities	$2,177,064	$(35,218)		$2,141,846
Stockholders' equity	$3,368,336	$(26,743)	A	$3,341,593
Total equity	$3,368,336	$(26,743)		$3,341,593
Total liabilities and equity	$5,545,400	$(61,961)		$5,483,439

		Adjustments to
	As	Investments in Subsidiaries,
Non-Guarantor Column as of	Previously	Intercompany and		As
November 30, 2012	Reported	Stockholders' Equity		Revised
(In thousands)
Intercompany payables	$483,262	$239,239	A	$722,501
Lennar Homebuilding liabilities	$751,591	$239,239		$990,830
Total liabilities	$1,952,109	$239,239		$2,191,348
Stockholders' equity	$770,119	$(239,239)	A	$530,880
Total equity	$1,356,563	$(239,239)		$1,117,324
Total liabilities and equity	$3,308,672	$—		$3,308,672

		Adjustments to
	As	Investments in Subsidiaries,
Non-Guarantor Column as of	Previously	Intercompany and		As
November 30, 2011	Reported	Stockholders' Equity		Revised
(In thousands)
Intercompany payables	$528,354	$99,029	A	$627,383
Lennar Homebuilding liabilities	$781,823	$99,029		$880,852
Total liabilities	$2,095,116	$99,029		$2,194,145
Stockholders' equity	$611,311	$(99,029)	A	$512,282
Total equity	$1,218,368	$(99,029)		$1,119,339
Total liabilities and equity	$3,313,484	$—		$3,313,484

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

		Adjustments to
	As	Investments in Subsidiaries,
Eliminations Column as of	Previously	Intercompany and		As
November 30, 2012	Reported	Stockholders' Equity		Revised
(In thousands)
Investments in subsidiaries	$(4,258,173)	$(99,669)	A	$(4,357,842)
Intercompany receivables	$—	$(2,438,326)	B	$(2,438,326)
Lennar Homebuilding assets and total assets	$(4,258,173)	$(2,537,995)		$(6,796,168)
Intercompany payables	$—	$(2,438,326)	B	$(2,438,326)
Lennar Homebuilding liabilities and total liabilities	$—	$(2,438,326)		$(2,438,326)
Stockholders' equity	$(4,258,173)	$(99,669)	A	$(4,357,842)
Total equity	$(4,258,173)	$(99,669)		$(4,357,842)
Total liabilities and equity	$(4,258,173)	$(2,537,995)		$(6,796,168)

		Adjustments to
	As	Investments in Subsidiaries,
Eliminations Column as of	Previously	Intercompany and		As
November 30, 2011	Reported	Stockholders' Equity		Revised
(In thousands)
Investments in subsidiaries	$(3,979,647)	$125,772	A	$(3,853,875)
Intercompany receivables	$—	$(1,698,037)	B	$(1,698,037)
Lennar Homebuilding assets and total assets	$(3,979,647)	$(1,572,265)		$(5,551,912)
Intercompany payables	$—	$(1,698,037)	B	$(1,698,037)
Lennar Homebuilding liabilities and total liabilities	$—	$(1,698,037)		$(1,698,037)
Stockholders' equity	$(3,979,647)	$125,772	A	$(3,853,875)
Total equity	$(3,979,647)	$125,772		$(3,853,875)
Total liabilities and equity	$(3,979,647)	$(1,572,265)		$(5,551,912)

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company's Consolidating Statements of Operations are being revised in order to (C) eliminate the portion of equity in earnings previously recorded at the Guarantor subsidiaries that are earned directly by the Parent.
The following is a reconciliation of the amounts previously reported to the “as revised” amounts as stated in the following components of the Supplemental Consolidating Statement of Operations for each of the years ended November 30, 2012, 2011 and 2010:

	As
Guarantor Column for the year ended	Previously	Adjustment Between Guarantor		As
November 30, 2012	Reported	and Elimination Column		Revised
(In thousands)
Equity in earnings from subsidiaries	$55,179	$(10,364)	C	$44,815
Net earnings (including net loss attributable to noncontrolling interests)	$786,559	$(10,364)		$776,195
Net earnings attributable to Lennar	$786,559	$(10,364)		$776,195

Guarantor Column for the year ended
November 30, 2011
(In thousands)
Equity in earnings from subsidiaries	$45,938	$(35,252)	C	$10,686
Net earnings (including net earnings attributable to noncontrolling interests)	$141,653	$(35,252)		$106,401
Net earnings attributable to Lennar	$141,653	$(35,252)		$106,401

Guarantor Column for the year ended
November 30, 2010
(In thousands)
Equity in earnings from subsidiaries	$34,604	$(24,071)	C	$10,533
Net earnings (including net earnings attributable to noncontrolling interests)	$133,661	$(24,071)		$109,590
Net earnings attributable to Lennar	$133,661	$(24,071)		$109,590

Eliminations Column for the year ended
November 30, 2012
(In thousands)
Equity in earnings from subsidiaries	$(841,738)	$10,364	C	$(831,374)
Net earnings (including net loss attributable to noncontrolling interests)	$(841,738)	$10,364		$(831,374)
Net earnings attributable to Lennar	$(841,738)	$10,364		$(831,374)

Eliminations Column for the year ended
November 30, 2011
(In thousands)
Equity in earnings from subsidiaries	$(187,591)	$35,252	C	$(152,339)
Net earnings (including net earnings attributable to noncontrolling interests)	$(187,591)	$35,252		$(152,339)
Net earnings attributable to Lennar	$(187,591)	$35,252		$(152,339)

Eliminations Column for the year ended
November 30, 2010
(In thousands)
Equity in earnings from subsidiaries	$(168,265)	$24,071	C	$(144,194)
Net earnings (including net earnings attributable to noncontrolling interests)	$(168,265)	$24,071		$(144,194)
Net earnings attributable to Lennar	$(168,265)	$24,071		$(144,194)

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has determined that in its Consolidating Statements of Cash Flows, it needed to adjust for (D) the misclassification of certain non-cash items between the Parent, Guarantor and Non-Guarantor subsidiaries primarily related to the Company's deferred tax benefit in 2012 and the recording of Lennar Homebuilding equity in loss from unconsolidated entities between the Parent and Guarantor subsidiaries in each of the periods presented. In addition, the Company determined it needed to adjust for (E) the classification of the net intercompany funding activity of the Parent, which was previously included as an element of Cash Flows from Financing Activities, as an element of Cash Flows from Investing Activities. The Company also determined that it needed to adjust for (F) classification of distributions of earnings from the Guarantor and Non-Guarantor subsidiaries that were previously being netted in the Intercompany line item, as Dividends in a separate line item within Cash Flows from Financing Activities and (G) classification of distributions of capital from the Guarantor subsidiaries that were previously being netted in the Intercompany line item instead of the Dividend line item within Cash Flows from Financing Activities and being netted in the Intercompany line item instead of Distributions of Capital line item within Cash Flows from Investing Activities. The above corrections did not have any impact on the net cash activity of the Parent, Guarantor or Non-Guarantor subsidiaries within the Company's Supplemental Consolidating Statement of Cash Flows.
The following is a reconciliation of the amounts previously reported to the “as revised” amounts as stated in the following components of the Supplemental Consolidating Statements of Cash Flows for each of the years ended November 30, 2012, 2011 and 2010:

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As	Adjustments for non-cash
Parent Column for the year ended	Previously	activity, distributions,		As
November 30, 2012	Reported	dividends & intercompany		Revised
(In thousands)
Adjustments to reconcile net earnings (including net loss attributable to noncontrolling interests) to net cash provided by (used in) operating activities	$68,287	$(532,571)	D	$(464,284)
Net cash provided by (used in) operating activities	$747,411	$(532,571)		$214,840
Cash flows from investing activities: Intercompany	$—	$(700,846)	E	$(700,846)
Net cash used in investing activities	$(218)	$(700,846)		$(701,064)
Cash flows from financing activities: Intercompany	$(1,233,417)	$1,233,417	D,E	$—
Net cash provided by (used in) financing activities	$(657,952)	$1,233,417		$575,465
Net increase in cash and cash equivalents	$89,241	$—		$89,241

Parent Column for the year ended
November 30, 2011
Adjustments to reconcile net earnings (including net earnings attributable to noncontrolling interests) to net cash provided by (used in) operating activities	$(10,137)	$62,716	D	$52,579
Net cash provided by operating activities	$82,062	$62,716		$144,778
Cash flows from investing activities: Intercompany	$—	$(552,511)	E	$(552,511)
Net cash used in investing activities	$(12)	$(552,511)		$(552,523)
Cash flows from financing activities: Intercompany	$(489,795)	$489,795	D,E	$—
Net cash provided by (used in) financing activities	$(289,354)	$489,795		$200,441
Net decrease in cash and cash equivalents	$(207,304)	$—		$(207,304)

Parent Column for the year ended
November 30, 2010
Adjustments to reconcile net earnings (including net earnings attributable to noncontrolling interests) to net cash provided by (used in) operating activities	$424,475	$10,966	D	$435,441
Net cash provided by operating activities	$519,736	$10,966		$530,702
Distributions of capital from guarantor subsidiaries	$—	$60,000	G	$60,000
Cash flows from investing activities: Intercompany	$—	$(859,567)	E	$(859,567)
Net cash used in investing activities	$(330,372)	$(799,567)		$(1,129,939)
Cash flows from financing activities: Intercompany	$(788,601)	$788,601	D,E	$—
Net cash provided by (used in) financing activities	$(340,992)	$788,601		$447,609
Net decrease in cash and cash equivalents	$(151,628)	$—		$(151,628)

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As	Adjustments for non-cash
Guarantor Column for the year ended	Previously	activity, distributions,		As
November 30, 2012	Reported	dividends & intercompany		Revised
(In thousands)
Net earnings (including net loss attributable to noncontrolling interests)	$786,559	$(10,364)	C	$776,195
Distributions of earnings from guarantor and non-guarantor subsidiaries (1)	$—	$44,815	D	$44,815
Other adjustments to reconcile net earnings (including net loss attributable to noncontrolling interests) to net cash provided by (used in) operating activities (1)	$(1,790,158)	$827,711	D	$(962,447)
Net cash provided by (used in) operating activities	$(1,003,599)	$862,162		$(141,437)
Cash flows from financing activities: Dividends	$—	$(308,634)	F	$(308,634)
Cash flows from financing activities: Intercompany	$1,149,737	$(553,528)	D,F	$596,209
Net cash provided by (used in) financing activities	$1,047,347	$(862,162)		$185,185
Net increase in cash and cash equivalents	$20,355	$—		$20,355

Guarantor Column for the year ended
November 30, 2011
Net earnings (including net earnings attributable to noncontrolling interests)	$141,653	$(35,252)	C	$106,401
Distributions of earnings from guarantor and non-guarantor subsidiaries (1)	$—	$10,686	D	$10,686
Other adjustments to reconcile net earnings (including net loss attributable to noncontrolling interests) to net cash provided by (used in) operating activities (1)	$(288,642)	$114,314	D	$(174,328)
Net cash provided by (used in) operating activities	$(146,989)	$89,748		$(57,241)
Cash flows from financing activities: Dividends	$—	$(106,401)	F	$(106,401)
Cash flows from financing activities: Intercompany	$376,054	$16,653	D,F	$392,707
Net cash provided by (used in) financing activities	$248,885	$(89,748)		$159,137
Net decrease in cash and cash equivalents	$(7,197)	$—		$(7,197)

Guarantor Column for the year ended
November 30, 2010
Net earnings (including net earnings attributable to noncontrolling interests)	$133,661	$(24,071)	C	$109,590
Distributions of earnings from guarantor and non-guarantor subsidiaries (1)	$—	$10,533	D	$10,533
Other adjustments to reconcile net earnings (including net loss attributable to noncontrolling interests) to net cash provided by (used in) operating activities (1)	$(338,204)	$146,261	D	$(191,943)
Net cash provided by (used in) operating activities	$(204,543)	$132,723		$(71,820)
Cash flows from financing activities: Dividends	$—	$(169,590)	F,G	$(169,590)
Cash flows from financing activities: Intercompany	$726,901	$36,867	D,F	$763,768
Net cash provided by (used in) financing activities	$607,498	$(132,723)		$474,775
Net increase in cash and cash equivalents	$24,902	$—		$24,902
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

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

being distributed to the Guarantor subsidiaries and the Parent and the net earnings of the Guarantor subsidiaries being distributed to the Parent.

	As	Adjustments for non-cash
Non Guarantor Column for the year ended	Previously	activity, distributions,		As
November 30, 2012	Reported	dividends & intercompany		Revised
(In thousands)
Other adjustments to reconcile net earnings (including net loss attributable to noncontrolling interests) to net cash provided by (used in) operating activities	$(201,847)	$34,222	D	$(167,625)
Net cash provided by (used in) operating activities	$(168,460)	$34,222		$(134,238)
Cash flows from financing activities: Dividends	$—	$(55,179)	F	$(55,179)
Cash flows from financing activities: Intercompany	$83,680	$20,957	D,F	$104,637
Net cash used in financing activities	$(62,899)	$(34,222)		$(97,121)
Net increase in cash and cash equivalents	$37,543	$—		$37,543

Non Guarantor Column for the year ended
November 30, 2011
Other adjustments to reconcile net earnings (including net earnings attributable to noncontrolling interests) to net cash provided by (used in) operating activities	$(260,491)	$(125)	D	$(260,616)
Net cash provided by (used in) operating activities	$(194,208)	$(125)		$(194,333)
Cash flows from financing activities: Dividends	$—	$(45,938)	F	$(45,938)
Cash flows from financing activities: Intercompany	$113,741	$46,063	D,F	$159,804
Net cash provided by financing activities	$205,227	$125		$205,352
Net decrease in cash and cash equivalents	$(16,030)	$—		$(16,030)

Non Guarantor Column for the year ended
November 30, 2010
Other adjustments to reconcile net earnings (including net earnings attributable to noncontrolling interests) to net cash provided by (used in) operating activities	$(100,767)	$505	D	$(100,262)
Net cash provided by (used in) operating activities	$(40,965)	$505		$(40,460)
Cash flows from financing activities: Dividends	$—	$(34,604)	F	$(34,604)
Cash flows from financing activities: Intercompany	$61,700	$34,099	D,F	$95,799
Net cash provided by (used in) financing activities	$69,334	$(505)		$68,829
Net increase in cash and cash equivalents	$63,423	$—		$63,423

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As	Adjustments for non-cash
Eliminations Column for the year ended	Previously	activity, distributions,		As
November 30, 2012	Reported	dividends & intercompany		Revised
(In thousands)
Net earnings (including net loss attributable to noncontrolling interests)	$(841,738)	$10,364	C	$(831,374)
Distributions of earnings from guarantor and non-guarantor subsidiaries (1)	$—	$(363,813)	D	$(363,813)
Other adjustments to reconcile net earnings (including net loss attributable to noncontrolling interests) to net cash provided by (used in) operating activities (1)	$841,738	$(10,364)	C	$831,374
Net cash used in operating activities	$—	$(363,813)		$(363,813)
Cash flows from investing activities: Intercompany	$—	$700,846	E	$700,846
Net cash provided by investing activities	$—	$700,846		$700,846
Cash flows from financing activities: Dividends	$—	$363,813	F	$363,813
Cash flows from financing activities: Intercompany	$—	$(700,846)	E	$(700,846)
Net cash used in financing activities	$—	$(337,033)		$(337,033)

Eliminations Column for the year ended
November 30, 2011
Net earnings (including net earnings attributable to noncontrolling interests)	$(187,591)	$35,252	C	$(152,339)
Distributions of earnings from guarantor and non-guarantor subsidiaries (1)	$—	$(152,339)	D	$(152,339)
Other adjustments to reconcile net earnings (including net earnings attributable to noncontrolling interests) to net cash provided by (used in) operating activities (1)	$187,591	$(35,252)	C	$152,339
Net cash used in operating activities	$—	$(152,339)		$(152,339)
Cash flows from investing activities: Intercompany	$—	$552,511	E	$552,511
Net cash provided by investing activities	$—	$552,511		$552,511
Cash flows from financing activities: Dividends	$—	$152,339	F	$152,339
Cash flows from financing activities: Intercompany	$—	$(552,511)	E	$(552,511)
Net cash used in financing activities	$—	$(400,172)		$(400,172)

Eliminations Column for the year ended
November 30, 2010
Net earnings (including net earnings attributable to noncontrolling interests)	$(168,265)	$24,071	C	$(144,194)
Distributions of earnings from guarantor and non-guarantor subsidiaries (1)	$—	$(144,194)	D	$(144,194)
Other adjustments to reconcile net earnings (including net earnings attributable to noncontrolling interests) to net cash provided by (used in) operating activities (1)	$168,265	$(24,071)	C	$144,194
Net cash used in operating activities	$—	$(144,194)		$(144,194)
Distributions of capital from guarantor subsidiaries	$—	$(60,000)	G	$(60,000)
Cash flows from investing activities: Intercompany	$—	$859,567	E	$859,567
Net cash provided by investing activities	$—	$799,567		$799,567
Cash flows from financing activities: Dividends	$—	$204,194	F	$204,194
Cash flows from financing activities: Intercompany	$—	$(859,567)	E	$(859,567)
Net cash used in financing activities	$—	$(655,373)		$(655,373)
(1) The distributions of earnings from Guarantor and Non-Guarantor subsidiaries was previously included in the line item adjustments to reconcile net earnings (including net loss attributable to noncontrolling interests) to net cash provided by (used in) operating activities, which is now titled other adjustments to reconcile net earnings (including net loss attributable to non-

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

controlling interests) to net cash provided by (used in) operating activities. The amounts have been broken out to separately disclose to the readers of the Company's supplemental financial information the net earnings of the Non-Guarantor subsidiaries being distributed to the Guarantor subsidiaries and the Parent and the net earnings of the Guarantor subsidiaries being distributed to the Parent.
Supplemental information for the subsidiaries that were guarantor subsidiaries at November 30, 2012 was as follows:
Revised Consolidating Balance Sheet November 30, 2012 - as Revised

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Lennar Homebuilding:
Cash and cash equivalents, restricted cash and receivables, net	$962,116	226,047	20,545	—	1,208,708
Inventories	—	4,532,755	538,958	—	5,071,713
Investments in unconsolidated entities	—	521,662	43,698	—	565,360
Other assets	55,625	677,692	222,753	—	956,070
Investments in subsidiaries	3,772,086	585,756	—	(4,357,842)	—
Intercompany	2,438,326	—	—	(2,438,326)	—
	7,228,153	6,543,912	825,954	(6,796,168)	7,801,851
Rialto Investments	—	—	1,647,360	—	1,647,360
Lennar Financial Services	—	77,637	835,358	—	912,995
Total assets	$7,228,153	6,621,549	3,308,672	(6,796,168)	10,362,206
LIABILITIES AND EQUITY
Lennar Homebuilding:
Accounts payable and other liabilities	$279,926	533,882	42,406	—	856,214
Liabilities related to consolidated inventory not owned	—	268,159	—	—	268,159
Senior notes and other debts payable	3,533,463	245,665	225,923	—	4,005,051
Intercompany	—	1,715,825	722,501	(2,438,326)	—
	3,813,389	2,763,531	990,830	(2,438,326)	5,129,424
Rialto Investments	—	—	600,602	—	600,602
Lennar Financial Services	—	31,056	599,916	—	630,972
Total liabilities	$3,813,389	2,794,587	2,191,348	(2,438,326)	6,360,998
Stockholders’ equity	3,414,764	3,826,962	530,880	(4,357,842)	3,414,764
Noncontrolling interests	—	—	586,444	—	586,444
Total equity	3,414,764	3,826,962	1,117,324	(4,357,842)	4,001,208
Total liabilities and equity	$7,228,153	6,621,549	3,308,672	(6,796,168)	10,362,206

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revised Consolidating Balance Sheet November 30, 2011 - as Revised

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Lennar Homebuilding:
Cash and cash equivalents, restricted cash and receivables, net	$871,376	190,483	24,920	—	1,086,779
Inventories	—	3,822,009	538,526	—	4,360,535
Investments in unconsolidated entities	—	502,363	43,397	—	545,760
Other assets	35,722	269,392	219,580	—	524,694
Investments in subsidiaries	3,304,525	549,350	—	(3,853,875)	—
Intercompany	1,698,037	—	—	(1,698,037)	—
	5,909,660	5,333,597	826,423	(5,551,912)	6,517,768
Rialto Investments	—	—	1,897,148	—	1,897,148
Lennar Financial Services	—	149,842	589,913	—	739,755
Total assets	$5,909,660	5,483,439	3,313,484	(5,551,912)	9,154,671
LIABILITIES AND EQUITY
Lennar Homebuilding:
Accounts payable and other liabilities	$290,337	483,590	29,405	—	803,332
Liabilities related to consolidated inventory not owned	—	326,200	—	—	326,200
Senior notes and other debts payable	2,922,855	215,840	224,064	—	3,362,759
Intercompany	—	1,070,654	627,383	(1,698,037)	—
	3,213,192	2,096,284	880,852	(1,698,037)	4,492,291
Rialto Investments	—	—	796,120	—	796,120
Lennar Financial Services	—	45,562	517,173	—	562,735
Total liabilities	$3,213,192	2,141,846	2,194,145	(1,698,037)	5,851,146
Stockholders’ equity	2,696,468	3,341,593	512,282	(3,853,875)	2,696,468
Noncontrolling interests	—	—	607,057	—	607,057
Total equity	2,696,468	3,341,593	1,119,339	(3,853,875)	3,303,525
Total liabilities and equity	$5,909,660	5,483,439	3,313,484	(5,551,912)	9,154,671

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Operations Year Ended November 30, 2012 - as Revised

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Lennar Homebuilding	$—	3,580,827	405	—	3,581,232
Lennar Financial Services	—	156,478	246,566	(18,426)	384,618
Rialto Investments	—	—	138,856	—	138,856
Total revenues	—	3,737,305	385,827	(18,426)	4,104,706
Cost and expenses:
Lennar Homebuilding	—	3,201,036	15,872	(542)	3,216,366
Lennar Financial Services	—	151,455	165,419	(17,038)	299,836
Rialto Investments	—	—	138,990	—	138,990
Corporate general and administrative	122,277	—	—	5,061	127,338
Total costs and expenses	122,277	3,352,491	320,281	(12,519)	3,782,530
Lennar Homebuilding equity in loss from unconsolidated entities	—	(26,157)	(519)	—	(26,676)
Lennar Homebuilding other income (expense), net	(90)	9,226	—	128	9,264
Other interest expense	(5,779)	(94,353)	—	5,779	(94,353)
Rialto Investments equity in earnings from unconsolidated entities	—	—	41,483	—	41,483
Rialto Investments other expense, net	—	—	(29,780)	—	(29,780)
Earnings (loss) before income taxes	(128,146)	273,530	76,730	—	222,114
Benefit (provision) for income taxes	20,711	457,850	(43,343)	—	435,218
Equity in earnings from subsidiaries	786,559	44,815	—	(831,374)	—
Net earnings (including net loss attributable to noncontrolling interests)	679,124	776,195	33,387	(831,374)	657,332
Less: Net loss attributable to noncontrolling interests	—	—	(21,792)	—	(21,792)
Net earnings attributable to Lennar	$679,124	776,195	55,179	(831,374)	679,124

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Operations Year Ended November 30, 2011 - as Revised

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Lennar Homebuilding	$—	2,654,660	20,464	—	2,675,124
Lennar Financial Services	—	138,602	144,674	(27,758)	255,518
Rialto Investments	—	—	164,743	—	164,743
Total revenues	—	2,793,262	329,881	(27,758)	3,095,385
Cost and expenses:
Lennar Homebuilding	—	2,495,101	40,586	(6,864)	2,528,823
Lennar Financial Services	—	141,159	111,881	(18,251)	234,789
Rialto Investments	—	—	132,583	—	132,583
Corporate general and administrative	90,195	—	—	5,061	95,256
Total costs and expenses	90,195	2,636,260	285,050	(20,054)	2,991,451
Lennar Homebuilding equity in loss from unconsolidated entities	—	(62,192)	(524)	—	(62,716)
Lennar Homebuilding other income, net	8,441	116,071	—	(8,403)	116,109
Other interest expense	(16,107)	(90,650)	—	16,107	(90,650)
Rialto Investments equity in loss from unconsolidated entities	—	—	(7,914)	—	(7,914)
Rialto Investments other income, net	—	—	39,211	—	39,211
Earnings (loss) before income taxes	(97,861)	120,231	75,604	—	97,974
Benefit (provision) for income taxes	48,407	(24,516)	(9,321)	—	14,570
Equity in earnings from subsidiaries	141,653	10,686	—	(152,339)	—
Net earnings (including net earnings attributable to noncontrolling interests)	92,199	106,401	66,283	(152,339)	112,544
Less: Net earnings attributable to noncontrolling interests	—	—	20,345	—	20,345
Net earnings attributable to Lennar	$92,199	106,401	45,938	(152,339)	92,199

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Operations Year Ended November 30, 2010 - as Revised

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Lennar Homebuilding	$—	2,657,189	48,450	—	2,705,639
Lennar Financial Services	—	154,607	180,283	(59,104)	275,786
Rialto Investments	1,901	4,942	85,754	—	92,597
Total revenues	1,901	2,816,738	314,487	(59,104)	3,074,022
Cost and expenses:
Lennar Homebuilding	—	2,467,117	75,247	959	2,543,323
Lennar Financial Services	—	151,812	148,325	(55,635)	244,502
Rialto Investments	24,717	1,839	41,348	—	67,904
Corporate general and administrative	88,795	—	—	5,131	93,926
Total costs and expenses	113,512	2,620,768	264,920	(49,545)	2,949,655
Lennar Homebuilding equity in loss from unconsolidated entities	—	(10,724)	(242)	—	(10,966)
Lennar Homebuilding other income, net	38,194	19,096	—	(38,155)	19,135
Other interest expense	(47,714)	(70,425)	—	47,714	(70,425)
Rialto Investments equity in earnings from unconsolidated entities	15,363	—	—	—	15,363
Rialto Investments other income (expense), net	—	(22)	17,273	—	17,251
Earnings (loss) before income taxes	(105,768)	133,895	66,598	—	94,725
Benefit (provision) for income taxes	67,368	(34,838)	(6,796)	—	25,734
Equity in earnings from subsidiaries	133,661	10,533	—	(144,194)	—
Net earnings (including net earnings attributable to noncontrolling interests)	95,261	109,590	59,802	(144,194)	120,459
Less: Net earnings attributable to noncontrolling interests	—	—	25,198	—	25,198
Net earnings attributable to Lennar	$95,261	109,590	34,604	(144,194)	95,261

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revised Consolidating Statement of Cash Flows Year Ended November 30, 2012 - as Revised

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net earnings (including net loss attributable to noncontrolling interests)	$679,124	776,195	33,387	(831,374)	657,332
Distributions of earnings from guarantor and non-guarantor subsidiaries	318,998	44,815	—	(363,813)	—
Other adjustments to reconcile net earnings (including net loss attributable to noncontrolling interests) to net cash provided by (used in) operating activities	(783,282)	(962,447)	(167,625)	831,374	(1,081,980)
Net cash provided by (used in) operating activities	214,840	(141,437)	(134,238)	(363,813)	(424,648)
Cash flows from investing activities:
Investments in and contributions to Lennar Homebuilding unconsolidated entities, net	—	(27,113)	(842)	—	(27,955)
Distributions of capital from Rialto Investments unconsolidated entities, net	—	—	39,813	—	39,813
Increase in Rialto Investments defeasance cash to retire notes payable	—	—	(4,427)	—	(4,427)
Receipts of principal payments on Rialto Investments loans receivable	—	—	81,648	—	81,648
Proceeds from sales of Rialto Investments real estate owned	—	—	183,883	—	183,883
Other	(218)	3,720	(31,173)	—	(27,671)
Intercompany	(700,846)	—	—	700,846	—
Net cash (used in) provided by investing activities	(701,064)	(23,393)	268,902	700,846	245,291
Cash flows from financing activities:
Net borrowings (repayments) under Lennar Financial Services debt	—	(76)	47,936	—	47,860
Net proceeds from convertible and senior notes	790,882	—	—	—	790,882
Partial redemption of senior notes	(210,862)	—	—	—	(210,862)
Net repayments on other borrowings	—	(51,918)	(195,694)	—	(247,612)
Exercise of land option contracts from an unconsolidated land investment venture	—	(50,396)	—	—	(50,396)
Net receipts related to noncontrolling interests	—	—	1,179	—	1,179
Excess tax benefits from share-based awards	10,814	—	—	—	10,814
Common stock:
Issuances	32,174	—	—	—	32,174
Repurchases	(17,149)	—	—	—	(17,149)
Dividends	(30,394)	(308,634)	(55,179)	363,813	(30,394)
Intercompany	—	596,209	104,637	(700,846)	—
Net cash (used in) provided by financing activities	575,465	185,185	(97,121)	(337,033)	326,496
Net increase in cash and cash equivalents	89,241	20,355	37,543	—	147,139
Cash and cash equivalents at beginning of period	864,237	172,018	127,349	—	1,163,604
Cash and cash equivalents at end of period	$953,478	192,373	164,892	—	1,310,743

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revised Consolidating Statement of Cash Flows Year Ended November 30, 2011 - as Revised

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net earnings (including net earnings attributable to noncontrolling interests)	$92,199	106,401	66,283	(152,339)	112,544
Distributions of earnings from guarantor and non-guarantor subsidiaries	141,653	10,686	—	(152,339)	—
Other adjustments to reconcile net earnings (including net earnings attributable to noncontrolling interests) to net cash provided by (used in) operating activities	(89,074)	(174,328)	(260,616)	152,339	(371,679)
Net cash provided by (used in) operating activities	144,778	(57,241)	(194,333)	(152,339)	(259,135)
Cash flows from investing activities:
Investments in and contributions to Lennar homebuilding unconsolidated entities, net	—	(62,130)	(5,246)	—	(67,376)
Investments in and contributions to Rialto Investments unconsolidated entities, net	—	—	(50,297)	—	(50,297)
Increase in Rialto Investments defeasance cash to retire notes payable	—	—	(118,077)	—	(118,077)
Receipts of principal payments on Rialto Investments loans receivable	—	—	74,888	—	74,888
Proceeds from sales of Rialto Investments real estate owned	—	—	91,034	—	91,034
Other	(12)	(46,963)	(19,351)	—	(66,326)
Intercompany	(552,511)	—	—	552,511	—
Net cash used in investing activities	(552,523)	(109,093)	(27,049)	552,511	(136,154)
Cash flows from financing activities:
Net borrowings (repayments) under Lennar Financial Services debt	—	(20)	138,476	—	138,456
Net proceeds from convertible and senior notes	342,562	—	—	—	342,562
Redemption of senior notes	(113,242)	—	—	—	(113,242)
Net repayments on other borrowings	—	(86,185)	(45,675)	—	(131,860)
Exercise of land option contracts from an unconsolidated land investment venture	—	(40,964)	—	—	(40,964)
Net payments related to noncontrolling interests	—	—	(1,315)	—	(1,315)
Common stock:
Issuances	6,751	—	—	—	6,751
Repurchases	(5,724)	—	—	—	(5,724)
Dividends	(29,906)	(106,401)	(45,938)	152,339	(29,906)
Intercompany	—	392,707	159,804	(552,511)	—
Net cash (used in) provided by financing activities	200,441	159,137	205,352	(400,172)	164,758
Net decrease in cash and cash equivalents	(207,304)	(7,197)	(16,030)	—	(230,531)
Cash and cash equivalents at beginning of period	1,071,541	179,215	143,379	—	1,394,135
Cash and cash equivalents at end of period	$864,237	172,018	127,349	—	1,163,604

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revised Consolidating Statement of Cash Flows Year Ended November 30, 2010 -as Revised

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net earnings (including net earnings attributable to noncontrolling interests)	$95,261	109,590	59,802	(144,194)	120,459
Distributions of earnings from guarantor and non-guarantor subsidiaries	$133,661	10,533	—	(144,194)	—
Other adjustments to reconcile net earnings (including net earnings attributable to noncontrolling interests) to net cash provided by (used in) operating activities	301,780	(191,943)	(100,262)	144,194	153,769
Net cash provided by (used in) operating activities	530,702	(71,820)	(40,460)	(144,194)	274,228
Cash flows from investing activities:
Investments in and contributions to Lennar Homebuilding unconsolidated entities, net	—	(176,493)	(3,380)	—	(179,873)
(Investments in and contributions to) and distributions of capital from Rialto Investments consolidated and unconsolidated entities, net	(329,369)	—	93,660	—	(235,709)
Acquisitions of Rialto Investments portfolios of distressed real estate assets and improvements to REO	—	(184,699)	—	—	(184,699)
Increase in Rialto Investments defeasance cash to retire notes payable	—	—	(101,309)	—	(101,309)
Other	(1,003)	(16,861)	46,083	—	28,219
Distributions of capital from guarantor subsidiaries	60,000	—	—	(60,000)	—
Intercompany	(859,567)	—	—	859,567	—
Net cash (used in) provided by investing activities	(1,129,939)	(378,053)	35,054	799,567	(673,371)
Cash flows from financing activities:
Net borrowings (repayments) under Lennar Financial Services debt	—	(26)	54,147	—	54,121
Net proceeds from convertible notes	951,408	—	—	—	951,408
Redemption and partial redemption of senior notes	(474,654)	—	—	—	(474,654)
Net repayments on other borrowings	—	(80,076)	(55,753)	—	(135,829)
Exercise of land option contracts from an unconsolidated land investment venture	—	(39,301)	—	—	(39,301)
Net receipts related to noncontrolling interests	—	—	9,240	—	9,240
Common stock:
Issuances	2,238	—	—	—	2,238
Repurchases	(1,806)	—	—	—	(1,806)
Dividends	(29,577)	(169,590)	(34,604)	204,194	(29,577)
Intercompany	—	763,768	95,799	(859,567)	—
Net cash (used in) provided by financing activities	447,609	474,775	68,829	(655,373)	335,840
Net (decrease) increase in cash and cash equivalents	(151,628)	24,902	63,423	—	(63,303)
Cash and cash equivalents at beginning of period	1,223,169	154,313	79,956	—	1,457,438
Cash and cash equivalents at end of period	$1,071,541	179,215	143,379	—	1,394,135

LENNAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. Quarterly Data (unaudited)

	First	Second	Third	Fourth
(In thousands, except per share amounts)
2012
Revenues	$724,856	930,155	1,099,758	1,349,937
Gross profit from sales of homes	$127,878	178,950	216,211	270,307
Earnings before income taxes	$6,453	52,103	58,635	104,923
Net earnings attributable to Lennar	$14,968	452,703	87,109	124,344
Earnings per share:
Basic	$0.08	2.39	0.46	0.65
Diluted	$0.08	2.06	0.40	0.56
2011
Revenues	$558,045	764,493	820,193	952,654
Gross profit from sales of homes	$91,670	125,746	147,584	158,371
Earnings before income taxes	$36,321	25,800	24,079	11,774
Net earnings attributable to Lennar	$27,406	13,785	20,730	30,278
Earnings per share:
Basic	$0.15	0.07	0.11	0.16
Diluted	$0.14	0.07	0.11	0.16
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

2.	The following exhibits are filed with this Report or incorporated by reference:

23	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14a/15d-14(a) Certification of Stuart A. Miller.

31.2	Rule 13a-14a/15d-14(a) Certification of Bruce E. Gross.

32	Section 1350 Certifications of Stuart A. Miller and Bruce E. Gross.

101
The following financial statements from Lennar Corporation Annual Report on Form 10-K/A for the year ended November 30, 2012, filed on July 31, 2013, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements (1).

*    Management contract or compensatory plan or arrangement.

(1)
In accordance with Rule 406T of Regulation S-T, the XBRL related to information in Exhibit 101 to this Annual Report on Form 10-K/A shall not be deemed to be “filed” for purposes of Section 18 of Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LENNAR CORPORATION

/S/ STUART A. MILLER
Stuart A. Miller
Chief Executive Officer and Director
Date:	July 31, 2013