Form 10-Q/A
period 2013-02-28
LENNAR CORP /NEW/
filed 2013-08-01
CIK 920760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE
This Amendment on Form 10-Q/A (the “Amendment”) to the Quarterly Report on Form 10-Q (the “Form 10-Q”) for Lennar Corporation (the “Company”) for the quarter ended February 28, 2013, initially filed with the Securities and Exchange Commission on April 9, 2013 (the “Original Filing”), is being filed for the sole purpose of revising Note 17 - Supplemental Financial Information, contained in Part I, Item 1 as described below and to make corresponding amendments to the Interactive Data File included in the Original Filing as Exhibit 101. In addition, Part II of the Original Filing has also been amended to contain currently dated versions of the certifications required under sections 302 and 906 of the Sarbanes-Oxley Act of 2002.
The revisions to Note 17 relate solely to transactions between Lennar Corporation and its subsidiaries and only impact the Company's Consolidating Financial Statements included as supplemental information in Note 17. They do not affect the Company's Consolidated Financial Statements for any period or any date.
The Supplemental Financial Information is being revised in order to (A) adjust the Investments in Subsidiaries, Intercompany and Equity accounts of the Parent, Guarantor and Non-Guarantor subsidiaries in the Company's Condensed Consolidating Balance Sheets with corresponding offsets in the elimination column, as well as an adjustment to eliminate the portion of stockholders' equity at the Guarantor subsidiaries that are related to Non-Guarantors held directly by the Parent and (B) adjust the Parent's intercompany receivable from its subsidiaries from a contra-liability in the Condensed Consolidating Balance Sheets to an asset.
The Company's Condensed Consolidating Statements of Operations are being revised in order to (C) eliminate the portion of equity in earnings previously recorded at the Guarantor subsidiaries that are earned directly by the Parent.
The Company's Condensed Consolidating Statements of Cash Flows are also being revised in order to adjust for (D) the misclassification of certain non-cash items between the Parent, Guarantor and Non-Guarantor subsidiaries, (E) classification of the net intercompany funding activity of the Parent, which was previously included as an element of Cash Flows from Financing Activities, as an element of Cash Flows from Investing Activities, and (F) classification of distributions of earnings from the Guarantor and Non-Guarantor subsidiaries that were previously being netted in the Intercompany line item, as Dividends in a separate line item within Cash Flows from Financing Activities of the distributing entities, as well as disclosing the distributions of earnings from Guarantor and Non-Guarantor subsidiaries as a separate line item within Cash Flows from Operating Activities. The above adjustments did not have any impact on the net cash activity of the Parent, Guarantor or Non-Guarantor subsidiaries within the Company's Condensed Consolidating Statement of Cash Flows.
No other changes have been made to the Form 10-Q. This Amendment is as of the Original Filing date, does not reflect events that may have occurred subsequent to the Original Filing and, except for the revision to Note 17 - Supplemental Financial Information, does not modify or update in any way disclosures made in the the Original Filing. Accordingly, this Form 10-Q/A should be read in conjunction with the Original Filing. For updated information about the Company, refer to the Company's most recent filings with the SEC. These filings contain important information regarding events, developments and updates to certain expectations of the Company that have occurred since the Original Filing.

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

(17)	Revised Supplemental Financial Information
The indentures governing the Company’s 5.95% senior notes due 2013, 5.50% senior notes due 2014, 5.60% senior notes due 2015, 6.50% senior notes due 2016, 4.75% senior notes due 2017, 12.25% senior notes due 2017, 4.125% senior notes due 2018, 6.95% senior notes due 2018, 2.00% convertible senior notes due 2020, 2.75% convertible senior notes due 2020, 3.25% convertible senior notes due 2021 and 4.750% senior notes due 2022 require that, if any of the Company’s 100% owned subsidiaries, other than its finance company subsidiaries and foreign subsidiaries, directly or indirectly guarantee at least $75 million principal amount of debt of Lennar Corporation, those subsidiaries must also guarantee Lennar Corporation’s obligations with regard to its senior notes. The entities referred to as “guarantors” in the following tables are subsidiaries that were guaranteeing the senior notes because at February 28, 2013, they were guaranteeing Lennar Corporation's LC Agreement, its $200 million Letter of Credit Facility and its Credit Facility. The guarantees are full, unconditional and joint and several and the guarantor subsidiaries are 100% directly or indirectly owned by Lennar Corporation. A subsidiary's guarantee will be suspended, and the subsidiary will cease to be a guarantor, at any time when it is not directly or indirectly guaranteeing at least $75 million of debt of Lennar Corporation, and a subsidiary will be released from its guarantee and any other obligations it may have regarding the senior notes if all or substantially all its assets, or all of its capital stock, are sold or otherwise disposed of.
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
Subsequent to the issuance of the November 30, 2012 consolidated financial statements, the Company determined it needed to revise its disclosures and presentation with respect to its supplemental financial information included in this footnote. These revisions relate solely to transactions between Lennar Corporation and its subsidiaries and only impact the Supplemental Condensed Consolidating Financial Statements that are presented as supplemental information. They do not affect the Company's condensed consolidated financial statements.
In the Company's Condensed Consolidating Balance Sheets and Condensed Consolidating Statements of Operations, the Company determined that it should make adjustments to (A) the Investment in Subsidiaries, Intercompany and Equity accounts of the Parent and its Guarantor and Non-Guarantor subsidiaries primarily related to equity in earnings, distributions of earnings and other non-cash items between our subsidiaries that were incorrectly reflected in the Intercompany accounts instead of the Investments in Subsidiaries and Equity accounts as these accounts were previously aggregated and tracked together, as well as an adjustment to eliminate the portion of stockholders' equity at the Guarantor subsidiaries that are related to Non-Guarantor subsidiaries held directly by the Parent. In addition, the Company adjusted (B) the Parent's intercompany receivable from its subsidiaries from a contra-liability in the Condensed Consolidating Balance Sheets to an asset.

The following is a reconciliation of the amounts previously reported to the “as revised” amounts as stated in the following components of the Supplemental Condensed Consolidating Balance Sheets as of February 28, 2013 and November 30, 2012:

		Adjustments to
	As	investments in subsidiaries,
Parent Column as of	Previously	intercompany and		As
February 28, 2013	Reported	stockholders' equity		Revised
(In thousands)
Investments in subsidiaries	$3,508,365	$271,451	A	$3,779,816
Intercompany receivables	$3,236,190	$(271,451)	A	$2,964,739

		Adjustments to
	As	Investments in Subsidiaries,
Parent Column as of	Previously	Intercompany and		As
November 30, 2012	Reported	Stockholders' Equity		Revised
(In thousands)
Investments in subsidiaries	$3,488,054	$284,032	A	$3,772,086
Intercompany receivables	$—	$2,438,326	A,B	$2,438,326
Lennar Homebuilding assets and total assets	$4,505,795	$2,722,358		$7,228,153
Intercompany payables	$(2,722,358)	$2,722,358	B	$—
Lennar Homebuilding liabilities and total liabilities	$1,091,031	$2,722,358		$3,813,389
Total liabilities and equity	$4,505,795	$2,722,358		$7,228,153

		Adjustments to
	As	Investments in Subsidiaries,
Guarantor Column as of	Previously	Intercompany and		As
February 28, 2013	Reported	Stockholders' Equity		Revised
(In thousands)
Investments in subsidiaries	$796,925	$(211,169)	A	$585,756
Lennar Homebuilding assets	$7,334,918	$(211,169)		$7,123,749
Total assets	$7,408,048	$(211,169)		$7,196,879
Intercompany payables	$2,751,152	$(537,496)	A	$2,213,656
Lennar Homebuilding liabilities	$3,871,032	$(537,496)		$3,333,536
Total liabilities	$3,899,683	$(537,496)		$3,362,187
Stockholders' equity	$3,508,365	$326,327	A	$3,834,692
Total equity	$3,508,365	$326,327		$3,834,692
Total liabilities and equity	$7,408,048	$(211,169)		$7,196,879

		Adjustments to
	As	Investments in Subsidiaries,
Guarantor Column as of	Previously	Intercompany and		As
November 30, 2012	Reported	Stockholders' Equity		Revised
(In thousands)
Investments in subsidiaries	$770,119	$(184,363)	A	$585,756
Lennar Homebuilding assets	$6,728,275	$(184,363)		$6,543,912
Total assets	$6,805,912	$(184,363)		$6,621,549
Intercompany payables	$2,239,096	$(523,271)	A	$1,715,825
Lennar Homebuilding liabilities	$3,286,802	$(523,271)		$2,763,531
Total liabilities	$3,317,858	$(523,271)		$2,794,587
Stockholders' equity	$3,488,054	$338,908	A	$3,826,962
Total equity	$3,488,054	$338,908		$3,826,962
Total liabilities and equity	$6,805,912	$(184,363)		$6,621,549

		Adjustments to
	As	Investments in Subsidiaries,
Non-Guarantor Column as of	Previously	Intercompany and		As
February 28, 2013	Reported	Stockholders' Equity		Revised
(In thousands)
Intercompany payables	$485,038	$266,045	A	$751,083
Lennar Homebuilding liabilities	$755,384	$266,045	A	$1,021,429
Total liabilities	$1,486,448	$266,045	A	$1,752,493
Stockholders' equity	$796,925	$(266,045)		$530,880
Total equity	$1,370,684	$(266,045)		$1,104,639

		Adjustments to
	As	Investments in Subsidiaries,
Non-Guarantor Column as of	Previously	Intercompany and		As
November 30, 2012	Reported	Stockholders' Equity		Revised
(In thousands)
Intercompany payables	$483,262	$239,239	A	$722,501
Lennar Homebuilding liabilities	$751,591	$239,239		$990,830
Total liabilities	$1,952,109	$239,239		$2,191,348
Stockholders' equity	$770,119	$(239,239)	A	$530,880
Total equity	$1,356,563	$(239,239)		$1,117,324

		Adjustments to
	As	Investments in Subsidiaries,
Eliminations Column as of	Previously	Intercompany and		As
February 28, 2013	Reported	Stockholders' Equity		Revised
(In thousands)
Investments in subsidiaries	$(4,305,290)	$(60,282)	A	$(4,365,572)
Intercompany receivables	$(3,236,190)	$271,451	B	$(2,964,739)
Lennar Homebuilding assets and total assets	$(7,563,073)	$211,169		$(7,351,904)
Intercompany payables	$(3,236,190)	$271,451	B	$(2,964,739)
Lennar Homebuilding liabilities	$(3,257,783)	$271,451		$(2,986,332)
Total liabilities	$(3,257,783)	$271,451		$(2,986,332)
Stockholders' equity	$(4,305,290)	$(60,282)	A	$(4,365,572)
Total equity	$(4,305,290)	$(60,282)		$(4,365,572)
Total liabilities and equity	$(7,563,073)	$211,169		$(7,351,904)

		Adjustments to
	As	Investments in Subsidiaries,
Eliminations Column as of	Previously	Intercompany and		As
November 30, 2012	Reported	Stockholders' Equity		Revised
(In thousands)
Investments in subsidiaries	$(4,258,173)	$(99,669)	A	$(4,357,842)
Intercompany receivables	$—	$(2,438,326)	B	$(2,438,326)
Lennar Homebuilding assets and total assets	$(4,258,173)	$(2,537,995)		$(6,796,168)
Intercompany payables	$—	$(2,438,326)	B	$(2,438,326)
Lennar Homebuilding liabilities and total liabilities	$—	$(2,438,326)		$(2,438,326)
Stockholders' equity	$(4,258,173)	$(99,669)	A	$(4,357,842)
Total equity	$(4,258,173)	$(99,669)		$(4,357,842)
Total liabilities and equity	$(4,258,173)	$(2,537,995)		$(6,796,168)

The Company's Condensed Consolidating Statements of Operations are being revised in order to (C) eliminate the portion of equity in earnings previously recorded at the Guarantor subsidiaries that are earned directly by the Parent.
The following is a reconciliation of the amounts previously reported to the “as revised” amounts as stated in the following components of the Supplemental Condensed Consolidating Statements of Operations for the three months ended February 28, 2013 and February 29, 2012:

	As
Guarantor Column for the three months ended	Previously	Adjustment Between Guarantor		As
February 28, 2013	Reported	and Elimination Column		Revised
(In thousands)
Equity in earnings from subsidiaries	$10,125	$(1,737)	C	$8,388
Net earnings (including net loss attributable to noncontrolling interests)	$81,288	$(1,737)		$79,551
Net earnings attributable to Lennar	$81,288	$(1,737)		$79,551

Guarantor Column for the three months ended
February 28, 2012
(In thousands)
Equity in earnings from subsidiaries	$12,032	$(7,319)	C	$4,713
Net earnings (including net loss attributable to noncontrolling interests)	$29,372	$(7,319)		$22,053
Net earnings attributable to Lennar	$29,372	$(7,319)		$22,053

Eliminations Column for the three months ended
February 28, 2013
(In thousands)
Equity in earnings from subsidiaries	$(91,413)	$1,737	C	$(89,676)
Net earnings (including net loss attributable to noncontrolling interests)	$(91,413)	$1,737		$(89,676)
Net earnings attributable to Lennar	$(91,413)	$1,737		$(89,676)

Eliminations Column for the three months ended
February 28, 2012
(In thousands)
Equity in earnings from subsidiaries	$(41,404)	$7,319	C	$(34,085)
Net earnings (including net loss attributable to noncontrolling interests)	$(41,404)	$7,319		$(34,085)
Net earnings attributable to Lennar	$(41,404)	$7,319		$(34,085)
The Company has determined that in its Condensed Consolidating Statements of Cash Flows, it needed to adjust for (D) the misclassification of non-cash items between the Parent, Guarantor and Non-Guarantor subsidiaries primarily related to the Company's equity in loss from unconsolidated entities between the Parent and Guarantor subsidiaries. In addition, the Company determined it needed to adjust for (E) the classification of the net intercompany funding activity of the Parent, which was previously included as an element of Cash Flows from Financing Activities, as an element of Cash Flows from Investing Activities. The Company also determined that it needed to adjust for (F) classification of distributions of earnings from the Guarantor and Non-Guarantor subsidiaries that were previously being netted in the Intercompany line item, as Dividends in a separate line item within Cash Flows from Financing Activities, as well as disclosing the distributions of earnings from Guarantor and Non-Guarantor subsidiaries as a separate line item within Cash Flows from Operating Activities. The above corrections did not have any impact on the net cash activity of the Parent, Guarantor or Non-Guarantor subsidiaries within the Company's Condensed Consolidating Statement of Cash Flows.

The following is a reconciliation of the amounts previously reported to the “as revised” amounts as stated in the following components of the Supplemental Condensed Consolidating Statements of Cash Flows for the three months ended February 28, 2013 and February 29, 2012:

	As	Adjustments for Non-cash
Parent Column for the three months ended	Previously	Activity, Distributions,		As
February 28, 2013	Reported	Dividends & Intercompany		Revised
(In thousands)
Cash flows from investing activities: Intercompany	$—	$(523,037)	E	$(523,037)
Net cash used in investing activities	$—	$(523,037)		$(523,037)
Cash flows from financing activities: Intercompany	$(523,037)	$523,037	E	$—
Net cash provided by (used in) financing activities	$(60,779)	$523,037		$462,258

Parent Column for the three months ended
February 29, 2012
Adjustments to reconcile net earnings (including net loss attributable to noncontrolling interests) to net cash provided by (used in) operating activities	$(46,874)	$1,083	D	$(45,791)
Net cash provided by (used in) operating activities	$(31,906)	$1,083		$(30,823)
Cash flows from investing activities: Intercompany	$—	$(213,735)	E	$(213,735)
Net cash used in investing activities	$—	$(213,735)		$(213,735)
Cash flows from financing activities: Intercompany	$(212,652)	$212,652	D,E	$—
Net cash provided by (used in) financing activities	$(160,488)	$212,652		$52,164

	As	Adjustments for Non-cash
Guarantor Column for the three months ended	Previously	Activity, Distributions,		As
February 28, 2013	Reported	Dividends & Intercompany		Revised
(In thousands)
Net earnings (including net loss attributable to noncontrolling interests)	$81,288	$(1,737)	C	$79,551
Distributions of earnings from guarantor and non-guarantor subsidiaries (1)	$—	$8,388	F	$8,388
Other adjustments to reconcile net earnings (including net loss attributable to noncontrolling interests) to net cash provided by (used in) operating activities (1)	$(492,197)	$(8,388)	F	$(500,585)
Net cash used in operating activities	$(410,909)	$(1,737)		$(412,646)
Cash flows from financing activities: Dividends	$—	$(71,821)	E	$(71,821)
Cash flows from financing activities: Intercompany	$433,966	$73,558	E	$507,524
Net cash provided by financing activities	$420,242	$1,737		$421,979

Guarantor Column for the three months ended
February 29, 2012
Net earnings (including net loss attributable to noncontrolling interests)	$29,372	$(7,319)	C	$22,053
Distributions of earnings from guarantor and non-guarantor subsidiaries (1)	$—	$4,713	F	$4,713
Other adjustments to reconcile net earnings (including net loss attributable to noncontrolling interests) to net cash provided by (used in) operating activities (1)	$(229,062)	$35,608	D	$(193,454)
Net cash provided by (used in) operating activities	$(199,690)	$33,002		$(166,688)
Cash flows from financing activities: Dividends	$—	$(22,053)	F	$(22,053)
Cash flows from financing activities: Intercompany	$165,478	$(10,949)	D,F	$154,529
Net cash provided by (used in) financing activities	$173,091	$(33,002)		$140,089
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

	As	Adjustments for Non-cash
Non Guarantor Column for the three months ended	Previously	Activity, Distributions,		As
February 28, 2013	Reported	Dividends & Intercompany		Revised
(In thousands)
Cash flows from financing activities: Dividends	$—	$(10,125)	E	$(10,125)
Cash flows from financing activities: Intercompany	$5,388	$10,125	E	$15,513

Non Guarantor Column for the three months ended
February 29, 2012
Cash flows from financing activities: Dividends	$—	$(12,032)	E	$(12,032)
Cash flows from financing activities: Intercompany	$47,174	$12,032	E	$59,206

	As	Adjustments for Non-cash
Eliminations Column for the three months ended	Previously	Activity, Distributions,		As
February 28, 2013	Reported	Dividends & Intercompany		Revised
(In thousands)
Net earnings (including net loss attributable to noncontrolling interests)	$(91,413)	$1,737	C	$(89,676)
Distributions of earnings from guarantor and non-guarantor subsidiaries (1)	$—	$(81,946)	F	$(81,946)
Other adjustments to reconcile net earnings (including net loss attributable to noncontrolling interests) to net cash provided by (used in) operating activities (1)	$7,730	$81,946	F	$89,676
Net cash provided by (used in) operating activities	$(83,683)	$1,737		$(81,946)
Cash flows from investing activities: Intercompany	$—	$523,037	E	$523,037
Net cash provided by investing activities	$—	$523,037		$523,037
Cash flows from financing activities: Dividends	$—	$81,946	F	$81,946
Cash flows from financing activities: Intercompany	$83,683	$(606,720)	E	$(523,037)
Net cash provided by (used in) financing activities	$83,683	$(524,774)		$(441,091)

Eliminations Column for the three months ended
February 29, 2012
Net earnings (including net loss attributable to noncontrolling interests)	$(41,404)	$7,319	C	$(34,085)
Distributions of earnings from guarantor and non-guarantor subsidiaries (1)	$—	$(34,085)	F	$(34,085)
Other adjustments to reconcile net earnings (including net loss attributable to noncontrolling interests) to net cash provided by (used in) operating activities (1)	$41,404	$(7,319)	C	$34,085
Net cash used in operating activities	$—	$(34,085)		$(34,085)
Cash flows from investing activities: Intercompany	$—	$213,735	E	$213,735
Net cash provided by investing activities	$—	$213,735		$213,735
Cash flows from financing activities: Dividends	$—	$34,085	F	$34,085
Cash flows from financing activities: Intercompany	$—	$(213,735)	E	$(213,735)
Net cash used in financing activities	$—	$(179,650)		$(179,650)
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
Supplemental information for the subsidiaries that were guarantor subsidiaries at February 28, 2013 was as follows:

Condensed Consolidating Balance Sheet
February 28, 2013 - as Revised

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Lennar Homebuilding:
Cash and cash equivalents, restricted cash and receivables, net	$934,338	222,307	22,343	—	1,178,988
Inventories	—	5,061,731	550,245	—	5,611,976
Investments in unconsolidated entities	—	532,882	44,460	—	577,342
Other assets	51,269	721,073	222,816	(21,593)	973,565
Investments in subsidiaries	3,779,816	585,756	—	(4,365,572)	—
Intercompany	2,964,739	—	—	(2,964,739)	—
	7,730,162	7,123,749	839,864	(7,351,904)	8,341,871
Rialto Investments	—	—	1,342,233	—	1,342,233
Lennar Financial Services	—	73,130	675,035	—	748,165
Total assets	$7,730,162	7,196,879	2,857,132	(7,351,904)	10,432,269
LIABILITIES AND EQUITY
Lennar Homebuilding:
Accounts payable and other liabilities	$250,194	566,996	34,852	(21,593)	830,449
Liabilities related to consolidated inventory not owned	—	266,803	—	—	266,803
Senior notes and other debts payable	3,984,087	286,081	235,494	—	4,505,662
Intercompany	—	2,213,656	751,083	(2,964,739)	—
	4,234,281	3,333,536	1,021,429	(2,986,332)	5,602,914
Rialto Investments	—	—	285,166	—	285,166
Lennar Financial Services	—	28,651	445,898	—	474,549
Total liabilities	4,234,281	3,362,187	1,752,493	(2,986,332)	6,362,629
Stockholders’ equity	3,495,881	3,834,692	530,880	(4,365,572)	3,495,881
Noncontrolling interests	—	—	573,759	—	573,759
Total equity	3,495,881	3,834,692	1,104,639	(4,365,572)	4,069,640
Total liabilities and equity	$7,730,162	7,196,879	2,857,132	(7,351,904)	10,432,269

(17) Supplemental Financial Information - (Continued)

Condensed Consolidating Balance Sheet
November 30, 2012 - as Revised

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Lennar Homebuilding:
Cash and cash equivalents, restricted cash and receivables, net	$962,116	226,047	20,545	—	1,208,708
Inventories	—	4,532,755	538,958	—	5,071,713
Investments in unconsolidated entities	—	521,662	43,698	—	565,360
Other assets	55,625	677,692	222,753	—	956,070
Investments in subsidiaries	3,772,086	585,756	—	(4,357,842)	—
Intercompany	2,438,326	—	—	(2,438,326)	—
	7,228,153	6,543,912	825,954	(6,796,168)	7,801,851
Rialto Investments	—	—	1,647,360	—	1,647,360
Lennar Financial Services	—	77,637	835,358	—	912,995
Total assets	$7,228,153	6,621,549	3,308,672	(6,796,168)	10,362,206
LIABILITIES AND EQUITY
Lennar Homebuilding:
Accounts payable and other liabilities	$279,926	533,882	42,406	—	856,214
Liabilities related to consolidated inventory not owned	—	268,159	—	—	268,159
Senior notes and other debts payable	3,533,463	245,665	225,923	—	4,005,051
Intercompany	—	1,715,825	722,501	(2,438,326)	—
	3,813,389	2,763,531	990,830	(2,438,326)	5,129,424
Rialto Investments	—	—	600,602	—	600,602
Lennar Financial Services	—	31,056	599,916	—	630,972
Total liabilities	3,813,389	2,794,587	2,191,348	(2,438,326)	6,360,998
Stockholders’ equity	3,414,764	3,826,962	530,880	(4,357,842)	3,414,764
Noncontrolling interests	—	—	586,444	—	586,444
Total equity	3,414,764	3,826,962	1,117,324	(4,357,842)	4,001,208
Total liabilities and equity	$7,228,153	6,621,549	3,308,672	(6,796,168)	10,362,206

(17) Supplemental Financial Information - (Continued)

Condensed Consolidating Statement of Operations
Three Months Ended February 28, 2013 - as Revised

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Lennar Homebuilding	$—	868,444	—	—	868,444
Lennar Financial Services	—	36,076	65,010	(5,206)	95,880
Rialto Investments	—	—	25,622	—	25,622
Total revenues	—	904,520	90,632	(5,206)	989,946
Cost and expenses:
Lennar Homebuilding	—	776,024	3,022	(372)	778,674
Lennar Financial Services	—	37,018	47,656	(4,896)	79,778
Rialto Investments	—	—	31,771	—	31,771
Corporate general and administrative	30,005	—	—	1,265	31,270
Total costs and expenses	30,005	813,042	82,449	(4,003)	921,493
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities	—	(1,490)	623	—	(867)
Lennar Homebuilding other income, net	228	4,256	—	(218)	4,266
Other interest expense	(1,421)	(26,031)	—	1,421	(26,031)
Rialto Investments equity in earnings from unconsolidated entities	—	—	6,173	—	6,173
Rialto Investments other income, net	—	—	1,327	—	1,327
Earnings (loss) before income taxes	(31,198)	68,213	16,306	—	53,321
Benefit (provision) for income taxes	7,402	2,950	(6,715)	—	3,637
Equity in earnings from subsidiaries	81,288	8,388	—	(89,676)	—
Net earnings (including net loss attributable to noncontrolling interests)	57,492	79,551	9,591	(89,676)	56,958
Less: Net loss attributable to noncontrolling interests	—	—	(534)	—	(534)
Net earnings attributable to Lennar	$57,492	79,551	10,125	(89,676)	57,492

(17) Supplemental Financial Information - (Continued)

Condensed Consolidating Statement of Operations
Three Months Ended February 29, 2012 - as Revised

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Lennar Homebuilding	$—	624,028	405	—	624,433
Lennar Financial Services	—	34,550	37,982	(4,317)	68,215
Rialto Investments	—	—	32,208	—	32,208
Total revenues	—	658,578	70,595	(4,317)	724,856
Cost and expenses:
Lennar Homebuilding	—	580,510	4,375	(140)	584,745
Lennar Financial Services	—	34,966	28,918	(3,919)	59,965
Rialto Investments	—	78	33,370	(78)	33,370
Corporate general and administrative	25,499	—	—	1,343	26,842
Total costs and expenses	25,499	615,554	66,663	(2,794)	704,922
Lennar Homebuilding equity in earnings (loss) from unconsolidated entities	—	1,141	(58)	—	1,083
Lennar Homebuilding other income (expense), net	(77)	4,058	—	86	4,067
Other interest expense	(1,437)	(24,849)	—	1,437	(24,849)
Rialto Investments equity in earnings from unconsolidated entities	—	—	18,458	—	18,458
Rialto Investments other expense, net	—	—	(12,240)	—	(12,240)
Earnings (loss) before income taxes	(27,013)	23,374	10,092	—	6,453
Benefit (provision) for income taxes	12,609	(6,034)	(5,051)	—	1,524
Equity in earnings from subsidiaries	29,372	4,713	—	(34,085)	—
Net earnings (including net loss attributable to noncontrolling interests)	14,968	22,053	5,041	(34,085)	7,977
Less: Net loss attributable to noncontrolling interests	—	—	(6,991)	—	(6,991)
Net earnings attributable to Lennar	$14,968	22,053	12,032	(34,085)	14,968

(17) Supplemental Financial Information - (Continued)

Condensed Consolidating Statement of Cash Flows
Three Months Ended February 28, 2013 - as Revised

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net earnings (including net loss attributable to noncontrolling interests)	$57,492	79,551	9,591	(89,676)	56,958
Distributions of earnings from guarantor and non-guarantor subsidiaries	73,558	8,388	—	(81,946)	—
Other adjustments to reconcile net earnings (including net loss attributable to noncontrolling interests) to net cash provided by (used in) operating activities	(104,457)	(500,585)	136,916	89,676	(378,450)
Net cash provided by (used in) operating activities	26,593	(412,646)	146,507	(81,946)	(321,492)
Cash flows from investing activities:
Investments in and contributions to Lennar Homebuilding unconsolidated entities, net	—	2,940	(192)	—	2,748
Investments in and contributions to Rialto Investments consolidated and unconsolidated entities, net	—	—	7,680	—	7,680
Decrease in Rialto Investments defeasance cash to retire notes payable	—	—	219,158	—	219,158
Receipts of principal payments on Rialto Investments loans receivable	—	—	18,434	—	18,434
Proceeds from sales of Rialto Investments real estate owned	—	—	34,451	—	34,451
Other	—	(15,924)	(6,501)	—	(22,425)
Intercompany	(523,037)	—	—	523,037	—
Net cash provided by (used in) investing activities	(523,037)	(12,984)	273,030	523,037	260,046
Cash flows from financing activities:
Net repayments under Lennar Financial Services debt	—	(20)	(146,041)	—	(146,061)
Net proceeds from senior notes	445,270	—	—	—	445,270
Principal repayments on Rialto Investments notes payable	—	—	(304,123)	—	(304,123)
Net borrowings (repayments) on other borrowings	—	(12,434)	6,600	—	(5,834)
Exercise of land option contracts from an unconsolidated land investment venture	—	(1,270)	—	—	(1,270)
Net payments related to noncontrolling interests	—	—	(12,151)	—	(12,151)
Excess tax benefits from share-based awards	3,013	—	—	—	3,013
Common stock:
Issuances	21,668	—	—	—	21,668
Dividends	(7,693)	(71,821)	(10,125)	81,946	(7,693)
Intercompany	—	507,524	15,513	(523,037)	—
Net cash provided by (used in) financing activities	462,258	421,979	(450,327)	(441,091)	(7,181)
Net decrease in cash and cash equivalents	(34,186)	(3,651)	(30,790)	—	(68,627)
Cash and cash equivalents at beginning of period	953,478	192,373	164,892	—	1,310,743
Cash and cash equivalents at end of period	$919,292	188,722	134,102	—	1,242,116

(17) Supplemental Financial Information - (Continued)

Condensed Consolidating Statement of Cash Flows
Three Months Ended February 29, 2012 - as Revised

(In thousands)	Lennar Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net earnings (including net loss attributable to noncontrolling interests)	$14,968	22,053	5,041	(34,085)	7,977
Distributions of earnings from guarantor and non-guarantor subsidiaries	29,372	4,713	—	(34,085)	—
Other adjustments to reconcile net earnings (including net loss attributable to noncontrolling interests) to net cash provided by (used in) operating activities	(75,163)	(193,454)	94,111	34,085	(140,421)
Net cash provided by (used in) operating activities	(30,823)	(166,688)	99,152	(34,085)	(132,444)
Cash flows from investing activities:
Investments in and contributions to Lennar Homebuilding unconsolidated entities, net	—	(16,465)	(448)	—	(16,913)
Investments in and contributions to Rialto Investments consolidated and unconsolidated entities, net	—	—	(7,213)	—	(7,213)
Decrease in Rialto Investments defeasance cash to retire notes payable	—	—	108,163	—	108,163
Receipts of principal payments on Rialto Investments loans receivable	—	—	33,549	—	33,549
Proceeds from sales of Rialto Investments real estate owned	—	—	37,868	—	37,868
Other	—	5,147	(3,895)	—	1,252
Intercompany	(213,735)	—	—	213,735	—
Net cash provided by (used) in investing activities	(213,735)	(11,318)	168,024	213,735	156,706
Cash flows from financing activities:
Net repayments under Lennar Financial Services debt	—	(55)	(150,629)	—	(150,684)
Net proceeds from convertible senior notes	48,965	—	—	—	48,965
Principal repayments on Rialto Investments notes payable	—	—	(170,026)	—	(170,026)
Net borrowings (repayments) on other borrowings	—	12,296	(4,473)	—	7,823
Exercise of land option contracts from an unconsolidated land investment venture	—	(4,628)	—	—	(4,628)
Net receipts related to noncontrolling interests	—	—	391	—	391
Common stock:
Issuances	10,761	—	—	—	10,761
Dividends	(7,562)	(22,053)	(12,032)	34,085	(7,562)
Intercompany	—	154,529	59,206	(213,735)	—
Net cash provided by (used in) financing activities	52,164	140,089	(277,563)	(179,650)	(264,960)
Net decrease in cash and cash equivalents	(192,394)	(37,917)	(10,387)	—	(240,698)
Cash and cash equivalents at beginning of period	864,237	172,018	127,349	—	1,163,604
Cash and cash equivalents at end of period	$671,843	134,101	116,962	—	922,906

Part II. Other Information

Item 6. Exhibits

31.1.	Rule 13a-14(a) certification by Stuart A. Miller, Chief Executive Officer.
31.2.	Rule 13a-14(a) certification by Bruce E. Gross, Vice President and Chief Financial Officer.
32.	Section 1350 certifications by Stuart A. Miller, Chief Executive Officer, and Bruce E. Gross, Vice President and Chief Financial Officer.
101.
The following financial statements from Lennar Corporation Quarterly Report on Form 10-Q/A for the quarter ended February 28, 2013, filed on July 31, 2013, were formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.*

* In accordance with Rule 406T of Regulation S-T, the XBRL related to information in Exhibit 101 to this Quarterly Report on Form 10-Q/A shall not be deemed to be “filed” for purposes of Section 18 of Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lennar Corporation
(Registrant)

Date: July 31, 2013	/s/ Bruce E. Gross
Bruce E. Gross
Vice President and Chief Financial Officer

Date: July 31, 2013	/s/ David M. Collins
David M. Collins
Controller